Form 10-Q
period 1996-06-30
MOTHERS WORK INC
filed 1996-08-14
CIK 896985

- ------------------------------------------------------------------------------

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

- -----
 X Quarterly Report Pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934
- -----

For the quarterly report ended                  June 30, 1996
                                ----------------------------------------------

                                                      or

- -----
       Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
- -----

For the transition period from                         to
                               ----------------------     ----------------------

Commission file number                             0-21196
                       --------------------------------------------------------
                               Mothers Work, Inc.
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                 133045573
- ---------------------------------------     ------------------------------------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)

456 North 5th Street, Philadelphia, Pennsylvania                     19123
- -------------------------------------------------------------------------------
   (Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code         (215) 873-2200
                                                  -----------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.            ----           ----
                                                         Yes  X          No
                                                             ----           ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

- -------------------------------------------------------------------------------

- -------------------------------------------------------------------------------
Common Stock, $.01 par value - 3,559,027 shares outstanding as of August 1, 1996
- -------------------------------------------------------------------------------

                       MOTHERS WORK, INC. AND SUBSIDIARIES

                                      INDEX

                                                                        Page
                                                                        -----

PART I  - FINANCIAL INFORMATION

Item 1.       Financial Statements (Unaudited)

        Consolidated Balance Sheets                                        1
        Consolidated Statements of Operations                              2
        Consolidated Statements of Cash Flows                              3
        Notes to Consolidated Financial Statements                         4

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations                9

PART II - OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K                            16

Exhibit Index                                                             18

                        MOTHERS WORK, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)


                                                                      September 30,           June 30,
                                          ASSETS                          1995                 1996
                                                                     --------------        ------------
CURRENT ASSETS
       Cash and cash equivalents                                      $   9,130,480        $  1,023,243
       Receivables
           Trade                                                          2,318,614           2,541,476
           Income taxes                                                   2,808,109                  --
           Other                                                            147,314             131,346
       Inventories                                                       38,421,186          58,167,000
       Deferred income taxes                                              3,169,720           4,049,913
       Prepaid expenses and other                                         1,807,117           1,871,417
                                                                     --------------        ------------
                      Total current assets                               57,802,540          67,784,395
                                                                     --------------        ------------

PROPERTY, PLANT AND EQUIPMENT, net                                       38,443,200          42,662,998
                                                                     --------------        ------------

OTHER ASSETS:
       Deferred income taxes                                              5,707,729           3,311,298
       Goodwill, net                                                     40,842,586          43,059,386
       Other intangible assets, net                                       1,441,843           1,345,826
       Deferred financing costs, net                                      3,849,744           3,824,232
       Other assets                                                         474,533             613,452
                                                                     --------------        ------------
                      Total other assets                                 52,316,435          52,154,194
                                                                     --------------        ------------

                                                                     $  148,562,175        $162,601,587
                                                                     ==============        ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
       Line of Credit                                                $           --       $   1,500,000
       Current portion of long-term debt                                    770,133             709,441
       Accounts payable                                                   9,985,319           7,283,381
       Accrued expenses                                                  10,540,578          16,666,757
       Accrued store closings                                             5,058,199                  --
                                                                     --------------        ------------
                      Total current liabilities                          26,354,229          26,159,579
                                                                     --------------        ------------

LONG-TERM DEBT                                                           94,602,679          96,888,389
                                                                     --------------        ------------

DEFERRED RENT                                                             2,068,448           2,546,400
                                                                     --------------        ------------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
       Series A Cumulative convertible preferred stock, $.01
           par value, $280.4878 stated value, 2,000,000 shares
           authorized, 41,000 shares issued and outstanding
           (liquidation value of $11,500,000)                            11,500,000          11,500,000
       Common stock, $.01 par value, 10,000,000 shares
           authorized, 3,122,197 and 3,546,082 shares issued
           and outstanding                                                   31,222              35,461
       Additional paid-in capital                                        18,101,425          27,560,268
       Accumulated deficit                                               (4,095,828)         (2,088,510)
                                                                     --------------        ------------
           Total stockholders' equity                                    25,536,819          37,007,219
                                                                     --------------        ------------

                                                                     $  148,562,175        $162,601,587
                                                                     ==============        ============


        The accompanying notes are an integral part of these statements.

                        MOTHERS WORK, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                      Three Months Ended           Nine Months Ended
                                                            June 30,                    June 30,
                                                 ---------------------------   ----------------------------
                                                      1995          1996           1995            1996
                                                      ----          ----           ----            ----

NET SALES                                        $ 29,486,360   $ 51,552,000   $ 67,216,030    $146,616,883

COST OF GOODS SOLD                                 12,278,802     22,830,973     28,932,373      62,898,164
                                                 ------------   ------------   ------------    ------------

             Gross profit                          17,207,558     28,721,027     38,283,657      83,718,719

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES       14,747,553     23,178,633     34,414,361      69,168,116

NONRECURRING CHARGES                                     --             --        4,526,779            --
                                                 ------------   ------------   ------------    ------------

             Operating income (loss)                2,460,005      5,542,394       (657,483)     14,550,603

INTEREST EXPENSE, NET                               1,349,214      3,194,813      1,915,842       9,337,137
                                                 ------------   ------------   ------------    ------------

             Income (loss) before income taxes      1,110,791      2,347,581     (2,573,325)      5,213,466

INCOME TAXES (BENEFIT)                                461,507      1,108,862       (864,775)      2,473,023
                                                 ------------   ------------   ------------    ------------

NET INCOME (LOSS)                                $    649,284   $  1,238,719   $ (1,708,550)   $  2,740,443
                                                 ============   ============   ============    ============

NET INCOME (LOSS) PER COMMON SHARE               $       0.20   $       0.28   $      (0.55)   $       0.58
                                                 ============   ============   ============    ============

WEIGHTED AVERAGE COMMON SHARES
       OUTSTANDING                                  3,304,602      3,578,953      3,120,161       3,441,233
                                                 ============   ============   ============    ============




        The accompanying notes are an integral part of these statements.

                        MOTHERS WORK, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                    Nine Months Ended
                                                                                        June 30,
                                                                             --------------------------------
                                                                                  1995               1996
                                                                             -------------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                       $ (1,708,550)        $ 2,740,443
     Adjustments to reconcile net income (loss) to
       net cash used in operating activities-
                  Depreciation and amortization                                 3,634,449           7,392,699
                  Non-cash portion of nonrecurring charges                      2,107,773                  --
                  Imputed interest on debt                                         22,014              76,085
                  Deferred tax expense (benefit)                                 (658,347)          2,189,438
                  Amortization of deferred financing costs                             --             313,703
                  Compensation expense on options granted                           9,621                  --
                  Provision for deferred rent                                     547,390             477,952
     Changes in assets and liabilities, net of effects
       from purchase of businesses--
                  Decrease (increase) in--
                    Receivables                                                    (8,873)          2,601,215
                    Inventories                                                (4,613,277)        (16,365,148)
                    Prepaid expenses and other                                    944,087             320,721
                  Increase (decrease) in--
                    Accounts payable and accrued expense                       (2,330,620)          3,134,664
                    Accrued store closings                                       (146,426)         (3,084,311)
                    Accrued income taxes                                         (547,377)                 --
                                                                             ------------         -----------
                       Net cash used in operating activities                   (2,748,136)           (202,539)
                                                                             ------------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of businesses, net of cash acquired                            (25,487,394)         (6,251,513)
     Purchases of property, plant and equipment                                (3,078,074)         (9,190,851)
     Increase in intangibles and other assets                                    (277,785)           (286,762)
                                                                             ------------         -----------
                       Net cash used in investing activities                  (28,843,253)        (15,729,126)
                                                                             ------------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings under line of credit                                               --           1,500,000
     Proceeds from issuance of long-term debt                                  42,524,121           2,340,000
     Repayments of long-term debt                                             (12,024,389)           (191,068)
     Debt issuance costs                                                               --            (288,191)
     Net proceeds from sale of common stock                                            --           4,392,002
     Issuance of warrants                                                       1,000,000                  --
     Proceeds from exercise of options                                              5,200              71,685
                                                                             ------------        ------------
                       Net cash provided by financing activities               31,504,932           7,824,428
                                                                             ------------        ------------


NET DECREASE IN CASH AND CASH EQUIVALENTS                                         (86,457)          (8,107,237)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                    284,357            9,130,480
                                                                             ------------        -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $    197,900        $   1,023,243
                                                                             ============        =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during period for:

          Interest                                                           $   549,250         $  6,174,218
                                                                             ===========         ============

          Income taxes                                                       $   340,949         $         --
                                                                             ===========         ============



   The accompanying notes are an integral part of these financial statements.

                       MOTHERS WORK, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1996

                                   (Unaudited)

1. BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements are presented in accordance with the requirements for Form 10-Q and do not include all the disclosures required by generally accepted accounting principles for complete financial statements. Reference should be made to the Form 10-K as of and for the year ended September 30, 1995 for Mothers Work, Inc. and subsidiaries (the "Company") for additional disclosures including a summary of the Company's accounting policies.

In the opinion of management, the consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position of the Company for the periods presented. The interim operating results of the Company may not be indicative of operating results for the full year. Certain reclassifications were made to the prior years' financial statements to conform to the current year presentation.

2. NET INCOME PER COMMON SHARE

For the quarter and nine months ended June 30, 1996 primary and fully diluted earnings (loss) per common share is calculated using the modified treasury stock method because the Company's outstanding options and warrants exceed 20% of the number of common shares outstanding at the end of the period. Presently, per share computations under the modified treasury stock method are the same as the treasury stock method. All per share amounts are based upon the weighted average common shares and dilutive common share equivalents outstanding during the period, except where anti-dilutive.

Primary and fully diluted earnings per common share for the quarter and nine months ended June 30, 1996 has been computed after deducting dividends accrued on preferred stock of $244,375 and $733,125, respectively. Primary and fully diluted earnings per share are the same. Fully diluted earnings per share excludes the effect of the preferred stock conversion as this would be anti-dilutive.

3. ACQUISITIONS

On June 1, 1996, the Company acquired leases, associated assets and inventory of 21 stores of Episode USA Inc. (Episode) for $7.3 million, including transaction costs. Approximately $2.3 million was paid in cash and $5.0 million was paid through the issuance of 217,365 shares of Mothers Work common stock. The purchase price was allocated to the fair value of the net assets acquired under the purchase method of accounting. Simultaneously, with the purchase of the aforementioned assets, the Company entered into a licensing agreement and distribution agreement to operate the Episode stores in their

                       MOTHERS WORK, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1996

                                   (Unaudited)

                                -- (continued) --

current format and under their current name. The Company will license the Episode trademark, payable through a royalty of 5% of sales, not to exceed $4.5 million. Concurrent with the above transaction, the working capital facility was increased from $15 million to $20 million.

If the Episode acquisition would have occurred on October 1, 1995, net sales would have been approximately $158,000,000, net income from continuing operations would have been approximately $530,000 and pro forma net loss per share would have been approximately $0.06, after deducting the preferred dividends, for the nine months ended June 30, 1996.

On April 5, 1995, the Company acquired A Pea in the Pod, Inc. (Pea) and on August 1, 1995, the Company acquired Motherhood Maternity Shops, Inc. (Motherhood). The purchase price of each acquisition was allocated to the fair value of the net assets acquired under the purchase method of accounting.

If the Pea and Motherhood acquisitions would have occurred on October 1, 1994, net sales would have been approximately $122,462,000 net loss from continuing operations would have been approximately $5,114,000 and pro forma net loss per share would have been approximately $1.64 for the nine months ended June 30, 1995.

4. STOCKHOLDERS' EQUITY AND STOCK OPTIONS

On May 31, 1996 the Company consummated a private placement of an aggregate of 200,000 shares of its common stock to an institutional investor. The purchase price for the shares was $22.25 per share, and the net proceeds to the Company, after deducting expenses, were approximately $4.4 million. The Company is using the proceeds of the offering to pay the cash portion of the purchase price for the Episode assets referenced above, to finance the opening of additional stores and for general working capital purposes.

During the nine months ended June 30, 1996, 222,000 options were granted to certain directors, officers and employees for the purchase of the Company's common stock at prices at least equal to the fair market value on the date of the grant. In fiscal 1996, the 1987 Stock Option Plan was amended to provide for the grant of up to 725,000 shares of common stock.

5. STORE CLOSINGS

On March 31, 1995, the Company implemented a one-year plan, due to excess capacity in certain markets, to close 38 Mothers Work stores and, in conjunction with the Pea acquisition, to close 15 Pea stores. Under the terms of the plan, stores were closed, leases terminated and inventory shipped to

                       MOTHERS WORK, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1996

                                   (Unaudited)

                                -- (continued) --

other store locations. As a result of further negotiations and changes in the market place, the Company will actually close 42 Mothers Work stores and 11 Pea stores. As of June 30, 1996 all stores have been closed. The net sales and store operating income before corporate overhead allocations for the stores closed in fiscal 1996 that are included in the accompanying statement of operations for the nine months ended June 30, 1996 are $3,273,678 and $295,123, respectively.

6. CONTINGENCIES

From time to time, the Company is named as a defendant in legal actions arising from its normal business activities. Although the amount of any liability that could arise with respect to currently pending actions cannot be accurately predicted, in the opinion of the Company, any such liability will not have a material adverse effect on the financial position or operating results of the Company.

In connection with the Pea acquisition, Mothers Work (R.E.), Inc., a subsidiary of Mothers Work, Inc., assumed Pea's outstanding litigation and potential claims. On February 7, 1994, a civil complaint was filed in a United States District Court against Pea and its then officers and Board of Directors, and its former preferred shareholders. The complaint alleges omissions by the defendants in connection with Pea's initial public offering and seeks recision or damages and attorney's fees. The complaint has been certified as a class action for certain claims and denied class action status for one claim. While the ultimate outcome of this matter cannot be determined at this time, management and legal counsel believe the Company's potential liability, if any, has been adequately reserved.

In August 1995, Pea's founders, formerly members of its management, filed a lawsuit claiming damages for wrongful termination, breach of employment agreement, mental anguish, emotional distress and punitive damages. The Company vigorously denies any liability under the employment agreement or for wrongful termination. In April 1996, in order to avoid the costs and uncertainties of further litigation, the Company settled this lawsuit. This settlement has been accounted for in conjunction with the purchase method of accounting for the Pea acquisition.

7. SUBSIDIARY GUARANTORS

 Pursuant to the terms of an indenture relating to the 12 5/8% Senior Unsecured Notes due 2005 (the Notes) with a face amount of $92,000,000, the direct subsidiaries of Mothers Work, Inc., consisting of Cave Springs, Inc., The Page Boy Company, Inc., Mothers Work (R.E.), Inc. (d/b/a A Pea in the Pod, Inc.), and Motherhood Maternity Shops, Inc. (collectively, the "Guarantors") have,

                       MOTHERS WORK, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1996

                                   (Unaudited)

                                -- (continued) --

jointly and severally, unconditionally guaranteed the obligations of Mothers Work, Inc. with respect to the Notes. The only subsidiary of the Company that is not a Guarantor is Motherhood International, Inc. ("International"). International is an indirect, wholly-owned subsidiary of the Company which is inconsequential to the assets and operations of the Company and to the Guarantors in that it has no assets or operations and, accordingly, does not contribute to the revenue or profits of the Company or any of the Guarantors. There are no restrictions on the ability of any of the Guarantors to transfer funds to Mothers Work, Inc. in the form of loans, advances, or dividends, except as provided by applicable law.

Accordingly, set forth below is certain summarized financial information (within the meaning of Section 1-02(bb) of Regulation S-X) for the Guarantors, as at and for the nine months ended June 30, 1996.

                                                             June 30, 1996
                                                             -------------
       Current assets                                    $      21,383,000
       Noncurrent assets                                        43,762,000
       Current liabilities                                       5,634,000
       Noncurrent liabilities                                   31,130,000


                                                         Nine Months Ended
                                                             June 30, 1996
                                                         -----------------
       Net sales                                         $      89,787,000
       Costs and expenses                                       79,262,000
       Net income                                                5,533,000


This summarized financial information for the subsidiary guarantors has been prepared from the books and records maintained by the subsidiary guarantors and the Company. The summarized financial information may not necessarily be indicative of the results of operation or financial position had the subsidiary guarantors operated as an independent entity. Certain intercompany sales included in the subsidiary records are eliminated in consolidation. The subsidiary guarantors receive all inventory from and transfer all cash to Mothers Work, Inc. who in turn pays all expenditures on behalf of the subsidiary guarantors. An amount due to/due from parent will exist at any time as a result of this activity. The summarized financial information includes the allocation of material amounts of expenses such as corporate services, administration, and taxes on income. The allocations are generally based on proportional amounts of sales or assets, and taxes on income are allocated consistent with the asset and liability approach used for consolidated financial statement purposes. Management believes these allocation methods are reasonable.

                       MOTHERS WORK, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1996

                                   (Unaudited)

                                -- (continued) --


The Company does not believe that separate financial statements for the subsidiaries are material to investors. Prior to the Pea and Motherhood acquisitions, activity of the subsidiaries of Mothers Work, Inc. consisted solely of inter-company transactions and thirteen retail leases. All inventory, employees and operating expenses related to these retail locations were paid by Mothers Work, Inc.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The following tables set forth certain operating data as a percentage of sales and as a percentage change for the periods indicated:


                                                                                                  % Period to Period
                                                                                                 Increase (Decrease)
                                                                                       ---------------------------------------
                                                                                          Three Months          Nine Months
                                                                                             Ended                 Ended
                                                Percentage of Net Sales                    June 30,                June 30,
                                   --------------------------------------------------        1996                   1996
                                            Three                     Nine                Compared to            Compared to
                                        Months Ended              Months Ended            Three Months           Nine Months
                                          June 30,                  June 30,                 Ended                  Ended
                                   ------------------------  ------------------------       June 30,               June 30,
                                      1995         1996         1995         1996             1995                   1995
                                     -------      --------     --------     --------     --------------         --------------

Net sales                              100.0%        100.0%       100.0%       100.0%          74.8%                118.1%
Cost of goods sold                      41.6          44.3         43.0         42.9           85.9                 117.4
                                     -------      --------     --------     --------

        Gross profit                    58.4          55.7         57.0         57.1           66.9                 118.7

Selling, general
     and administrative
     expenses                           50.0          45.0         51.2         47.2           57.2                 101.0

Loss on store closings                    --            --          6.7           --             --                (100.0)
                                     -------      --------     --------     --------

        Operating income
            (loss)                       8.4          10.7         (0.9)         9.9          125.3               2,313.1

Interest expense, net                    4.6           6.2          2.9          6.4          136.8                 387.4
                                     -------      --------     --------     --------

Income (loss) before
     income taxes                        3.8           4.5         (3.8)         3.5          111.3                 302.6

Income taxes (benefit)                   1.6           2.2         (1.3)         1.7          140.3                 386.0
                                     -------      --------     --------     --------

Net income (loss)                        2.2%          2.3%        (2.5)%        1.8%          90.8%                260.4%
                                     =======      ========     ========     ========


The following table sets forth certain information representing growth in the number of Company-owned stores for the periods indicated:


                                      Three            Three             Nine              Nine
                                     Months           Months            Months            Months
                                      Ended            Ended             Ended            Ended
                                    June 30,         June 30,          June 30,          June 30,
                                      1995             1996              1995              1996
                                   ----------       ----------         --------         ---------

Beginning of period                    192               431               168              451
Opened                                   2                 8                29               28
Acquired                                66                21                66               21
Closed                                 (25)               (5)              (28)             (45)
                                     -----             -----            ------            -----

End of period                          235               455               235              455
                                     =====             =====            ======            =====


Three Months Ended June 30, 1996 and 1995

Net Sales

Net sales in the third quarter of fiscal 1996 increased by $22.1 million or 74.8%, as compared to the third quarter of fiscal 1995. This increase was generated primarily by a $16.9 million increase in sales from stores acquired in the Motherhood Acquisition. In addition, the 14.7% same store sales increase in the third quarter of fiscal 1996, based on 193 stores in their current format which have been opened since April 1, 1995, contributed $3.7 million. The Company had 455 Company-owned stores (225 Motherhood stores, 78 Mothers Work stores, 51 Mimi Maternity stores, 40 Maternity Works outlet stores, 40 Pea stores and 21 Episode upscale "bridge" women's apparel stores) at June 30, 1996 compared to 235 (82 Mothers Work stores, 56 Mimi Maternity stores, 37 Maternity Works outlet stores and 60 Peas stores) at June 30, 1995. The Company added 21 stores as a result of the Episode acquisition, opened 8 stores, closed 5 stores and converted 2 stores in the third quarter of fiscal 1996.

Gross Profit

Gross profit in the third quarter of fiscal 1996 increased $11.5 million or 66.9%, as compared to the third quarter of fiscal 1995. This increase was generated by the increase in sales noted above. Gross profit as a percentage of net sales decreased to 55.7% in the third quarter of fiscal 1996 as compared to 58.4% in the comparable period of the prior year. This third quarter decline was primarily due to the lower gross margins generated by the Motherhood and Episode sales, absent in the third quarter of fiscal 1995. Absent significant changes, the Company anticipates that its gross margins will decrease due to further growth and integration of the Motherhood and Episode operations into the consolidated results.

Selling, General & Administrative Expenses

Selling, general and administrative expenses increased by $8.4 million or 57.2% in the third quarter of fiscal 1996 as compared to the third quarter of fiscal 1995 and, as a percentage of net sales, decreased from 50.0% to 45.0%.

The decrease as a percentage of sales was primarily due to the increase in sales and the economies of scale realized through the acquisitions. The dollar increase during the third quarter of fiscal 1996 as compared to the third quarter of fiscal 1995 was primarily due to increases in (i) wages and benefits and (ii) rents at the store level, which accounted for $3.2 million and $2.3 million of the increase, respectively. The increases in wages and benefits and rents at the store level were due to the increases in the number of stores acquired and additional employees required to operate these stores. In addition, higher advertising, marketing, depreciation and amortization, and shipping costs contributed to the increase in selling, general and administrative expenses.

Operating Income

The operating income in the third quarter of fiscal 1996 was $5.5 million or 10.7% of net sales, compared to $2.5 million or 8.4% of net sales, in the third quarter of fiscal 1995. The dollar increase of $3.0 million is primarily a result of the increased sales volume and the percentage of sales improvement is primarily due to the increase in sales exceeding the increase in selling, general and administrative expenses necessary to support the acquisitions.

Interest Expense, Net

Net interest expense increased by $1.8 million from the third quarter of fiscal 1996 compared with the third quarter of fiscal 1995, and as a percentage of sales, increased from 4.6% to 6.2%. The increase was due to higher outstanding borrowings resulting primarily from the Company's issuance of the 12 5/8% Senior Unsecured Notes due 2005 (the "Notes") to fund the Motherhood Acquisition and repay the debt incurred in the Pea Acquisition.

Income Taxes

The effective income tax rate was 47.2% in the third quarter of fiscal 1996 as compared to 41.5% in the third quarter of fiscal 1995. The increase in the effective income tax rate was primarily due to the impact of increased non-deductible amortization of goodwill.

Nine Months Ended June 30, 1996 and 1995

Net Sales

Net sales in the nine months ended June 30, 1996 increased by $79.4 million or 118.1%, as compared to the nine months ended June 30, 1995. This increase was generated primarily by a $47.8 million increase in sales from stores acquired in the Motherhood Acquisition and a $23.0 million increase in sales from stores acquired in the Pea Acquisition. In addition, the 9.7% same store sales increase for the nine months ended June 30, 1996, based on 118 stores which have been opened since October 1, 1994, contributed $4.0 million. The Company had 455 Company-owned stores (225 Motherhood stores, 78 Mothers Work stores, 51 Mimi Maternity stores, 40 Maternity Works outlet stores, 40 Pea stores and 21 Episode upscale "bridge" women's apparel stores) at June 30, 1996 compared to 235 (82 Mothers Work stores, 56 Mimi Maternity stores, 37 Maternity Works outlet stores and 60 Peas stores) at June 30, 1995. The Company added 21 stores as a result of the Episode acquisition, opened 28 stores, closed 45 stores and converted 11 stores in the nine months ended June 30, 1996

Gross Profit

Gross profit in the nine months ended June 30, 1996 increased $45.4 million or 118.7%, as compared to the comparable period of the prior year. This increase was generated by the increase in sales noted above. Gross profit as a percentage of net sales increased slightly to 57.1% in the nine months ended June 30, 1996 as compared to 57.0% in the prior year period. This slight improvement was due to factory overhead increasing at a slower rate than the increase in manufacturing volume, primarily as a result of the increase in the number of stores the Company operates, and through efficiencies gained as a result of the relocation of the Company's manufacturing and distribution facilities. Partially offsetting these favorable items was an increase in lower margin sales from Motherhood and Episode. Absent significant changes, the Company anticipates that its gross margins will decrease due to further growth and integration of the Motherhood and Episode operations into the consolidated results.

Selling, General & Administrative Expenses

Selling, general and administrative expenses increased by $34.8 million or 101.0% in the first nine months of fiscal 1996 as compared to the first nine months of fiscal 1995 and, as a percentage of net sales, decreased from 51.2% to 47.2%. The decrease as a percentage of sales was primarily due to the increase in sales and the economies of scale realized through the acquisitions. The dollar increase through the third quarter of fiscal 1996 as compared to the comparable period of the prior year was primarily due to increases in (i) wages and benefits and (ii) rents at the store level, which accounted for $12.5 million and $9.9 million of the increase, respectively. The increases in wages and benefits and rents at the store level were due to the increases in the number of stores acquired and additional employees required to operate these stores. In addition, higher advertising, marketing, depreciation and amortization contributed to the increase in selling, general and administrative expenses.

Operating Income

The operating income in the nine months ended June 30, 1996 was $14.6 million or 9.9% of net sales compared to operating income, excluding the prior years' loss on store closings, of $3.8 million, or 5.8% of net sales. The dollar increase of $10.8 million is primarily a result of the increased sales volume and the percentage of sales improvement is primarily due to the increase in sales exceeding the increase in selling, general and administrative expenses necessary to support the acquisitions. In fiscal 1995 the Company took a pre-tax charge of $4.5 million related to a one-year plan to close 38 Mothers Work stores due to excess capacity in certain markets, as a result of the Pea acquisition.

Interest Expense, Net

Net interest expense increased by $7.4 million for the nine months ended June 30, 1996 compared with the comparable period of fiscal 1995, and as a percentage of sales, increased from 2.9% to 6.4%. The increase was due to higher outstanding borrowings resulting primarily from the Company's issuance of the 12 5/8% Senior Unsecured Notes due 2005 (the "Notes") to fund the Motherhood Acquisition and repay the debt incurred in the Pea Acquisition.

Income Taxes

The effective income tax rate was 47.4% in the nine months ended June 30, 1996 as compared to 33.6% in the comparable period of fiscal 1995. The increase in the effective income tax rate was primarily due to the impact of increased non-deductible amortization of goodwill.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary cash needs during the nine months ended June 30, 1996 have been for working capital (primarily for increased inventories) and renovations of a new Company headquarters, manufacturing and distribution facility. Since the Company is vertically integrated, it must maintain inventories of fabric and other raw materials which other retailers without manufacturing capabilities do not maintain. The Company's cash sources have primarily been from operations, vendor credit and the sale of common stock. At June 30, 1996 the Company had available cash and cash equivalents of $1.0 million, compared to $9.1 million at September 30, 1995.

Net cash used in operating activities decreased from $2.7 million in the nine months ended June 30, 1995 to $0.2 million in the same period for fiscal 1996. The decrease in cash used of $2.5 million was due to the increase in cash provided by operations of $9.2 million, after excluding non-cash charges, partially offset by the cash used to support working capital needs of $6.7 million. The increase in cash provided by operations is primarily due to significantly higher sales and gross profit, partially offset by increased cash expenses for selling, general, administrative and interest. The increase in cash used to support working capital needs primarily resulted from a significant increase in inventories and payments related to planned store closings, partially offset by a decrease in receivables and an increase in accounts payable and accrued expenses.

Net cash used in investing activities decreased from $28.8 million in the nine months ended June 30, 1995 to $15.7 million in the nine months ended June 30, 1996. The cash used in investing activities for the first nine months of fiscal 1996 included $2.3 million used in connection with the Episode acquisition, $3.9 million in additional acquisition costs for Pea and Motherhood, $3.9 million used for building improvements to the new Company headquarters, manufacturing and distribution facility, $4.4 million used for capital expenditures for new store facilities and $1.2 million for other corporate capital expenditures and intangible assets. This compares with

$25.5 million used in connection with the Pea Acquisition, $3.1 million used for capital expenditures for new store facilities, and a $0.2 million increase in intangible and other assets.

Net cash provided by financing activities decreased $23.7 million, from $31.5 million provided by financing activities in the nine months ended June 30, 1995 to $7.8 million provided by financing activities for the nine months ended June 30, 1996. The $7.8 million provided by financing activities resulted primarily from $4.4 million of net proceeds from the sale of common stock, $1.5 million in short-term borrowings under the line of credit agreement, $2.3 million of proceeds from the issuance of long-term debt, and $0.1 million of proceeds from the exercise of options, partially offset by $0.2 million in repayments of long-term debt and $0.3 million in debt issuance costs. This compares with $31.5 million provided by financing activities for the nine months ended June 30, 1995, primarily from the proceeds from the issuance of long-term debt and warrants of $43.5 million, partially offset by repayments of long-term debt of $12.0 million.

In April 1996, the Company received $2.0 million from the Pennsylvania Industrial Development Authority ("PIDA"). The proceeds from this loan were used to pay a portion of the improvements to the newly acquired headquarters. A portion of the PIDA loan is secured by a bank letter of credit.

In connection with the financing of the Episode acquisition, to finance the opening of additional stores and for general working capital purposes, the Company consummated a private placement of an aggregate of 200,000 shares of its common stock to an institutional investor. The purchase price for the shares was $22.25 per share, and the net proceeds to the Company, after deducting expenses, were approximately $4.4 million.

Concurrent with the Episode acquisition, and in order to provide the Company with additional borrowing capacity under its working capital revolving line of credit facility ("Working Capital Facility"), the Working Capital Facility was increased from $15.0 million to $20.0 million. The Working Capital Facility expires in August 1998 and provides for a revolving credit and letter of credit facility and for an additional $4.0 million letter of credit to collateralize an Industrial Revenue Bond. The Company had $1.5 million in borrowings and $6.8 million in additional letters of credit issued under the Working Capital Facility at June 30, 1996.

The Company's consolidated balance sheet at June 30, 1996 includes a net deferred tax asset of $7.4 million. The Company believes it is more likely than not that future taxable income will be at a sufficient level to utilize the net operating loss carryforwards and the deductions that will be created upon the reversal of existing temporary differences that comprise the deferred tax asset. The Company's conclusion that it is "more likely than not" that the net deferred tax asset will be realized is based on its history of earnings, forecasted earnings for fiscal 1996 and the prospects of continued earnings after 1996. However, there can be no assurance that the Company's actual earnings for 1996 and thereafter will be as currently projected, and, consequently, there can be no assurance that the Company's deferred tax asset will be realized. The inability of the Company to realize the deferred tax asset could have a material adverse effect on the Company's financial position and results of operations. The Company will continue to periodically review the tax criteria related to the recognition of the deferred tax asset.

The Company intends to focus on integrating and consolidating the Motherhood and Pea businesses throughout the remainder of fiscal 1996. The near-term strategy for the acquisition of Episode is to stabilize the operations, broaden the product line and add approximately three stores in major metropolitan areas. The Company plans to apply its proven Real Time RetailingTM concept to this chain. The Company's entry into bridge fashion with the Episode acquisition could result in the incurrence of additional indebtedness, which in turn could result in an increase in the degree of financial leverage of the Company and a decrease in the Company's financial flexibility.

The Company believes that its current cash and working capital positions, available borrowing capacity and net cash expected to be generated from operations will be sufficient to fund the Company's anticipated capital expenditures, working capital requirements and semi-annual interest payments on the Notes through fiscal 1996. There are currently no restrictions on the ability of the Guarantors to transfer funds to the Company in the form of cash dividends, loans or advances other than restrictions imposed by applicable law.

PART II.        OTHER INFORMATION
Item 6.         Exhibits and Reports on Form 8-K

         (a) 10.1 Third Amendment to Credit Agreement dated May 31, 1996 between the Company, its subsidiaries and Meridian Bank.

             11   Statement re: Computation of per share earnings.

             27 Financial Data Schedule (schedule submitted in electronic format only)

         (b) Reports on Form 8-K.

             During the quarter ended June 30, 1996, the Company filed a Current Report on Form 8-K dated June 17, 1996 ("Form 8-K"), as later amended by Amendment No. 1 thereto ("Amendment No. 1") dated June 18, 1996, relating to the Company's acquisition of Episode USA ("Episode") and the sale of 200,000 shares of common stock. The audited financial statements and pro forma financial information relating to the acquisition will be filed as soon as practicable, but not later than August 16, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   MOTHERS WORK, INC.

Date: August 14, 1996                     By: /s/ Dan W. Matthias
                                              ---------------------------------
                                                       Dan W. Matthias
                                                   Chief Executive Officer
                                                             and
                                                    Chairman of the Board


Date: August 14, 1996                     By: /s/ Thomas Frank
                                              ---------------------------------
                                                        Thomas Frank
                                                   Chief Financial Officer
                                                             and
                                                  Vice President -- Finance

                                  EXHIBIT INDEX


Exhibit
  No.                         Description                               Page No.
- ------                        -----------                               --------

 10.1       Third Amendment to Credit Agreement dated May 31, 1996
            between the Company, its subsidiaries and Meridian Bank         19


  11        Statement re: Computation of per share earnings                 26

  27        Financial Data Schedule (schedule submitted in
            electronic format only)                                         27