Form 10-K
period 1996-09-30
MOTHERS WORK INC
filed 1996-12-18
CIK 896985

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             -----------------------
                                    FORM 10-K
                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended September 30, 1996

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ______________________to ________________________

Commission file number 0-21196

                               Mothers Work, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                    133045573
  ---------------------------------                   --------------------
   (State or other jurisdiction of                       (IRS Employer
    incorporation or organization)                     Identification No.)

456 North Fifth Street, Philadelphia, PA                     19123
-----------------------------------------                 -----------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code   (215) 873-2200

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class              Name of each exchange on which registered
-----------------------------         -----------------------------------------
            NONE
-----------------------------         -----------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
--------------------------------------------------------------------------------
                                (Title of class)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      On November 15, 1996, the aggregate market value of the Registrant's Common Stock, $.01 par value, held by nonaffiliates of the Registrant was approximately $28,988,315.

      On November 15, 1996, 3,559,317 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant's Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Stockholders scheduled to be held on January 16, 1997 are incorporated by reference into Part III of this Form 10-K.
================================================================================

                                     PART I

ITEM 1.  Business(1)

General

      Mothers Work, Inc., a Delaware corporation ("Mothers Work(R)" or the "Company"), which began operations in 1982, is the largest specialty retailer of maternity clothing in the United States. On June 1, 1996 the Company expanded into upscale bridge women's apparel through the acquisition of the 21 stores of Episode USA Inc. ("Episode"). As of September 30, 1996, the Company operated 468 stores under the Maternite(R), Mimi Maternity(R), A Pea in the Pod(R) ("Pea"), Motherhood Maternity(R) ("Motherhood(R)"), Maternity Works(R) and Episode(R)(2) concepts offering a full range of career, casual and special occasion maternity wear and upscale bridge women's apparel. The Company locates its stores primarily in regional shopping malls and, to a lesser extent, in central business districts within major metropolitan areas, and in factory-direct outlet centers. The Company is vertically-integrated, performing design, manufacturing, distribution and retail sales functions in-house.

      The Company currently operates maternity wear retail stores under five store concepts which, although having different merchandising and marketing strategies, are all targeted to those women seeking to purchase moderate to upscale maternity fashions. All of the Company's maternity store concepts sell clothing that is designed to meet an expectant mother's entire lifestyle fashion needs including her career requirements, as well as her casual and special occasion needs. Maternite, the Company's original concept (formerly operated under the name "Mothers Work"), markets traditional clothing. Mimi Maternity, which was developed in 1990, is designed to meet the needs of fashion forward women who are willing to spend more to make a fashion statement. Pea, which was acquired in April 1995, markets the most upscale of the Company's fashions and offers a premium or "bridge" merchandise selection manufactured by the Company, including the Company's Mimi Maternity line of clothing, and certain designer labels. Motherhood, the oldest national chain specialty retailer of maternity clothing in the United States, was acquired in August 1995 in order for the Company to enter the moderately-priced maternity clothing market. Maternity Works, a chain of factory-direct outlet stores, serves the woman who seeks upscale apparel during her pregnancy but cannot or will not purchase at full retail prices.

      The Company also operates in the non-maternity women's apparel market through its Episode division, which was acquired in June 1996. Episode markets bridge women's fashion apparel heavily focused on jackets, skirts, pants and blouses. Episode was founded by the Fang

----------
      (1) The terms "Mothers Work" and the "Company" as used in this Report include each of the following subsidiaries of the Company: Mothers Work (R.E.), Inc., Motherhood Maternity International, Inc., The Page Boy Company, Inc. ("Page Boy"), and Cave Springs, Inc. All references in this Report to stores or Company-owned stores include leased departments.

      (2) Episode, Excursion and Excursions are registered trademarks of Episode USA, Inc.

brothers of Hong Kong and their company Toppy International Limited ("Toppy"), from whom the U.S. stores were acquired.

      The Company's strategy is to:

      o Respond quickly to customer fashion demand utilizing its Real Time Retailing(R) business model which encompasses computerized point of sale and merchandising systems, daily replenishment of inventory, "quick-turn" manufacturing with some product being produced on a two-week cycle domestically, and "quick-response" in-season design.

      o Secure and maintain desirable retail locations within regional shopping malls and factory-direct outlet centers.

      o Capitalize on its retail, merchandising, manufacturing, design and distribution strengths to diversify its product offering from maternity apparel to regular sized women's apparel.

      The Company is incorporated under the laws of the State of Delaware and entered into the maternity apparel business in 1982. Its principal executive offices and production facility are located at 456 North Fifth Street, Philadelphia, Pennsylvania 19123 and its telephone number is (215) 873-2200.

The Maternity Apparel Market

      The Company is unaware of any reliable data on the revenue size of the maternity apparel market. The Company believes that the number of maternity clothing wholesale vendors has decreased during the past decade as a result of the decline in the number of large retailers and department store chains which market maternity clothing. The Company's vertical integration eliminates the need for the Company to rely on the availability of merchandise from outside vendors, providing a competitive advantage for the Company. Management believes that the market is elastic due in part to customers who shop the regular market and choose loose-fitting or larger-sized clothing as a substitute for maternity wear. The Company considers this component of the market to be a revenue opportunity.

Bridge Fashion Market

      The acquisition of Episode represents the Company's first entry into the regular women's apparel market. Episode markets bridge women's fashion apparel heavily focused on jackets, skirts, pants and blouses. The women's regular-sized market segment is extremely competitive and the Company will compete for customers with large specialty apparel retailers, better department stores, national apparel chains, designer boutiques and individual apparel stores.

      The Company acquired Episode in June 1996 for $7.4 million, consisting of 217,365 shares of the Company's Common Stock and $2.4 million in cash (including $400,000 in transaction expenses). See Note 2 of "Notes to Consolidated Financial Statements." For the fiscal years ended January 29, 1994, January 28, 1995 and February 3, 1996, Episode had net sales of $38.9 million, $34.6 million and $28.7 million, respectively.

Strategy

      The key components of the Company's strategic objectives are described below.

      Real Time Retailing - Real Time Retailing is the Company's proprietary and comprehensive capability to monitor better and respond more quickly to consumer fashion demand, thereby reducing the fashion risk inherent in the apparel business. Through the use of computerized point of sale and merchandising systems, daily replenishment of inventory, "quick-turn" manufacturing and "quick-response" design, all managed by an experienced group of executives, the Company is able to provide its customers with the merchandise that they want when they want it. The Company believes that this ability to react in real time to changing consumer tastes and demand for product gives it a competitive advantage over apparel retailers who source the majority of their product overseas or with outside vendors which results in long lead times and an inability to replenish merchandise quickly. The objective is to maximize the sales potential of each store by matching the profile of the store's customers with the proper merchandise. Real Time Retailing also assists the Company in maximizing its in-store inventory turns and sales per square foot, reducing its cost of goods sold and leading to higher gross profit margins.

      Prime Locations and Broad Distribution - The Company's demonstrated ability historically to generate high sales per square foot, the fact that its stores project an image and design consistent with other quality retailers and its multi-concept store offerings have enabled the Company to secure and maintain desirable retail locations within regional shopping malls and factory-direct outlet centers for its Maternite, Mimi Maternity, Pea, Motherhood and Maternity Works stores. These factors have enabled the Company not only to locate these stores at many of the most desirable shopping malls and factory-direct outlet centers, but also to obtain desirable locations within such malls and centers.

      By operating several different store concepts, the Company is positioned to satisfy demand for maternity clothing throughout the moderate-to-upscale segments of the market. Mall operators require an appropriate mix of stores for the mall's perceived consumer and market position. For regional malls that require one maternity store, the Company provides several different concepts within the moderate to the upscale segments of the market. Moreover, since there is some overlap between store concepts (in terms of both stocked merchandise and price points), the Company expects that customers will shop at more than one of its store concepts. Accordingly, the Company is positioned to supply mall operators which require two maternity stores. In the case of multi-mall operators, the Company has the flexibility to supply packages of stores in multiple malls utilizing several of its concepts. As a result of the acquisitions of Pea and Motherhood, the Company will achieve broader distribution and be able to offer a wider spectrum of maternity concepts to potential landlords.

      As of September 30, 1996, the Company's operations included 27 leased departments, 24 of which were added as a result of the acquisition of Motherhood. Generally, start-up and operating costs for a leased department are substantially less than for a stand-alone store. A significant part of the Company's growth strategy for fiscal 1997 includes the opening of leased departments.

      Retail, Merchandising, Manufacturing, Design and Distribution Strengths - The Company believes it can capitalize on its retail, merchandising, manufacturing, design and distribution strengths to expand its product offering from maternity apparel to regular sized women's apparel, through its acquisition of Episode. Through its Episode division, the Company will be serving the bridge-level customer with whom it has experience through its Pea store concepts, and most every member of the Company's design, merchandising, store operations and manufacturing departments has some level of experience in the regular women's apparel market. The Company plans to manage the merchandising, manufacturing and design operations of the Episode division with the same techniques and skills it has used to operate its maternity business, including fully-staffed merchandising and design departments, computer systems as well as quick response design and manufacturing. The Company plans to apply its marketing techniques and philosophies, to its regular sized women's apparel business, which have allowed it to successfully operate its maternity business.

Expansion Strategy

      Expansion of Apparel Business. Since the time of its initial public offering in March 1993, the Company has increased its store base by approximately 600% (from 67 stores to 468 stores) as of September 30, 1996. These increases include stores acquired as a result of the Company's January 1994 acquisition of Page Boy (22 stores acquired) ("Page Boy Acquisition"), a Dallas-based maternity clothing chain, its April 1995 acquisition of Pea (66 stores acquired) ("Pea Acquisition"), also a Dallas-based maternity clothing chain and formerly the nation's second largest maternity retailer, its August 1995 acquisition of Motherhood (217 stores acquired) ("Motherhood Acquisition"), a California-based maternity clothing chain, and its June 1996 acquisition of Episode (21 stores acquired) ("Episode Acquisition").

      Following the Pea Acquisition, the Company undertook an analysis of all of its stores and entered into a store rationalization and consolidation program to determine which acquired stores would be best operated under separate names and which stores should be closed as redundant. After completion of the Company's store rationalization program, the Company operates 39 stores under the Pea name, which sells the most expensive clothing of any of the Company's maternity concepts. The Motherhood Acquisition provides the Company's biggest opportunity as it gives the Company more complete mall coverage at all price points ranging from moderate to upscale and represents the Company's first significant presence within leased departments. The Company believes that Motherhood has the potential to double its current store base, subject to capital and marketplace availability. The Episode Acquisition gives the Company entry into the bridge women's fashion apparel and an opportunity to grow outside the maternity business.

      The Company opened 44 stores in fiscal 1996 and 33 in fiscal 1995. At September 30, 1996, the Company operated 39 Pea stores, 208 Motherhood stores, 25 Motherhood leased departments and 27 Episode stores. The Company plans to add at least 50 maternity stores, primarily leased departments and approximately 6 Episode stores, in fiscal 1997.

      A significant portion of the Company's growth has resulted from the addition of new stores and acquisition of existing maternity stores and the increased sales volume from such stores. The Company's ability to open new stores on a timely basis will depend upon the Company's success in identifying suitable store sites, obtaining leases for those sites on acceptable terms, constructing or refurbishing the sites where necessary, and hiring and training skilled store managers and personnel. There can be no assurance that suitable sites will be available for new stores or that new stores will generate sales volumes comparable to those of the Company's existing stores, and the costs associated with opening such stores may adversely affect the Company's profitability. Further, from time to time, the Company also evaluates store closing opportunities.

      The Company has identified and is continually re-evaluating real estate opportunities including those which may be able to accommodate a Motherhood store. In addition to its current stores, the Company has identified additional malls or other locations in the United States that would be well suited for a Motherhood store. The Company considers markets nationwide but favors metropolitan area populations greater than 500,000. The Company has also identified additional malls and outlet centers which do not meet the Company's primary site selection criteria, but which may nevertheless be attractive locations for one of the Company's stores if lease terms are able to be negotiated to provide attractive store unit economics.

      The Company believes it can further increase sales of the acquired Episode stores through product line extensions, improved inventory management and refined store operations. The Company plans to increase sales by augmenting the Episode store base and merchandise selection. The Company will continue to serve the existing Episode customer base with a full line of current production from Toppy, which management believes will minimize risks associated with the bridge business. In addition, the Company has introduced its own label, Daniel & Rebecca(R), into the Episode stores. This label will include fashion forward styles that carry an independent self-confident woman of the 90's from the boardroom to the beach. This concept is referred to as lifestyle dressing and is the foundation of the Daniel & Rebecca marketing position.

Store Concepts

      The Company operates its maternity stores under five concepts offering a full range of career, casual and special occasion maternity wear: Pea, Mimi Maternity, Maternite, Motherhood and Maternity Works. In addition, the Company operates upscale bridge women's apparel specialty stores under the Episode name. The Company recently completed the name change of its Mothers Work stores to Maternite. The following table sets forth certain information regarding the Company's store composition as of September 30, 1996, including each store concept's target location, product description and selected price points:

                            Summary of Store Concepts

================================================================================================================================
 Store            Description of               Product         Price Range for     Average Store      Typical Anchors and
Concept          Typical Location            Description       Dresses/Blouses     Size (Sq. Ft.)    Comparable Retailers
--------------------------------------------------------------------------------------------------------------------------------
Episode          Upscale regional            Young                $200-500             3,500         Bergdorf Goodman,
                 malls & affluent            Designer at           120-200                           Neiman Marcus, Saks
                 residential                 Bridge Price                                            Fifth Avenue, Gucci,
                 districts                   Point                                                   Ralph Lauren
--------------------------------------------------------------------------------------------------------------------------------
A Pea in the     Upscale regional            Bridge, high         $200-$400            2,400         Bergdorf Goodman,
Pod              malls & affluent            fashion               120-180                           Neiman Marcus, Saks
                 residential                                                                         Fifth Avenue, Gucci,
                 districts                                                                           Ralph Lauren
--------------------------------------------------------------------------------------------------------------------------------
Mimi             Upscale regional            Fashion-             $158-$198            1,600         Neiman Marcus,
Maternity        malls                       forward,               78-118                           Bloomingdales,
                                             contemporary                                            Nordstrom's, Saks Fifth
                                                                                                     Avenue, Barney's, Joan
                                                                                                     and David, Bebe, Ann
                                                                                                     Taylor
--------------------------------------------------------------------------------------------------------------------------------
Maternite        Upper-moderate              Updated              $78-$128             1,200         Macy's, Dillard's, Banana
                 regional malls              classic to             38-68                            Republic, Eddie Bauer,
                                             contemporary                                            Ann Taylor, Limited
                                                                                                     Express
--------------------------------------------------------------------------------------------------------------------------------
Motherhood       Moderate regional           Value-                $38-$79             1,100         Sears, J.C.  Penney's,
                 malls and                   oriented,              28-39                            Mervyn's, Casual Corner,
                 department stores           mostly casual                                           Merry-Go-Round,
                                             basics                                                  Lerners
--------------------------------------------------------------------------------------------------------------------------------
Maternity        Factory direct              Fashion at            $39-$79             2,000         Neiman Marcus' Last
Works            outlet malls and            marked-down            29-49                            Call, Nordstrom Rack,
                 centers                     prices                                                  Saks Fifth Avenue
                                                                                                     Clearinghouse, and
                                                                                                     outlets for Ann Taylor,
                                                                                                     Polo, Donna Karan, Liz
                                                                                                     Claiborne, J. Crew and
                                                                                                     Brooks Brothers
====================================================================================================================================

      Most malls require only one moderate to upscale maternity store; however, major regional malls with several department stores may be able to accommodate two. With Mimi Maternity and

Pea as the Company's prestige offerings, Maternite as the traditional offering, and Motherhood as the value oriented, mostly casual basics offering, the Company has the potential to fill both positions at a given mall. As of September 30, 1996, the Company had two or more maternity stores in 48 major regional malls.

Store Operations

      The Company's Senior Vice President - Stores is responsible for all store operations. The Company's centralized operations allow store personnel to focus on selling as well as the physical maintenance of merchandise and store facilities. The Company employs skilled, motivated sales associates who are trained to provide the detailed assistance and the reassurance needed by the customer. A visual merchant coordinates with the merchandising department to develop a space allocation plan and design store display windows and travels among the Company's stores to enhance merchandise presentation.

Merchandising, Design and Store Inventory Planning

      The Company's Vice President - Merchandising is responsible for and directs the following departments:

      Merchandising. Guided by Real Time Retailing, the Company's merchandising department combines input from the designers, current trends seen generally in women's clothing, outside vendor resources and store management input, with TrendTrack computer analysis of customer preferences to provide a constant flow of merchandise to the Company's stores. The Company strives to maintain an appropriate balance between new merchandise and proven successful styles. These fashions are generally marketed under the Company's Maternite, Mimi Maternity, and Steena(R) labels.

      TrendTrack includes a computerized open-to-buy system which projects sales, purchases and inventory levels for each merchandise classification by store format. This system permits the Company to plan its manufacturing and outside purchasing weekly to control its inventory on a classification-by-classification basis, thereby enhancing the Company's ability to control inventory quantity and mix. By combining information from the open-to-buy system and the TrendTrack item-tracking system, which measures up-to-the-prior-day selling and inventory positions on every style, the Company's merchandising department decides what items to make more of, what to mark down or up in price, and what to close out.

      All of the maternity concepts are on-line with TrendTrack and have integrated merchandising operations.

      Design. The Design department produces samples and patterns for the Company's manufactured products under the guidance of the Merchandising department. The design process is divided between six design rooms, one for each store concept. The Episode design room is staffed by a separate team of merchandisers and designers having experience with upscale bridge women's apparel.

      The Company divides the year into six principal seasons and 12 monthly deliveries. Although the seasons guide general product development, color coordinated groups are planned for monthly deliveries for each line. The design of a product begins with a review of European and New York trends and current retail trends through fashion reporting service slides and fabric samples. The designers review the Company's best selling items from prior seasons and integrate current fashion ideas from the non-maternity retail market.

      Store Inventory Planning. The Company constructs profiles of each store using its inventory planning system to enhance store merchandise coordination and stock balance, to maintain adequate depth of merchandise by style and to manage close-out merchandise and end-of-season consolidation of merchandise. Each season's designs and production for each store are distributed by allocation based on prior selling history. Stores within each chain are grouped as career oriented or casual, more or less fashion forward, and higher or lower price point. These factors are all considered in establishing target inventories for each store. Stores typically maintain most styles on a one garment per color, per size, per style basis, and inventories are replenished daily.

      Integral to the Company's inventory management program are its proprietary methods guided by Real Time Retailing and managed by its TrendTrack information system. The Company consolidates the inventory in its stores every week through its warehouse to replenish high volume stores on needed items. Every week, a computer program analyzes data provided by TrendTrack as to all slow selling and close-out items in every store to rank the stores in order of selling rate by item. The TrendTrack system will send the stores which are low sellers of an item a message to send the item back to the Company's warehouse thereby creating backstock for stores where the item is selling faster. The consolidation program reduces markdowns and increases sales by getting product to the stores that sell it fastest.

      Upon completion of the Episode Acquisition, Episode was added onto the Company's TrendTrack system for purposes of inventory control and planning.

Production and Distribution

      The Company subcontracts its sewing to shops in the Philadelphia metropolitan and surrounding area and works with approximately 25 subcontractors. In fiscal 1996 and 1995, four contractors supplied approximately 32% and 57%, respectively, of the Company's total production based on aggregate cost. On an individual basis, the production supplied by each of these subcontractors ranged from 6% to 9% in fiscal 1996 and from 11% to 17% in fiscal 1995. The Company does not believe that the loss of any sewing subcontractor would have a material adverse effect on its business and believes its relationships with its subcontractors are good. The Company obtains fabrics, trim and other supplies from a variety of sources and believes that its sources of fabrics and other supplies are adequate for its needs.

      In fiscal 1996 the Company expanded sourcing to include 807 (value added duty) operations in the Dominican Republic, Costa Rica and Mexico. In the case of 807 operations, the products are cut at the Company's headquarters, supplied with trims and are then shipped out of the country for assembly. A portion of all production is supplied by independent subcontractors located abroad, principally in Mexico and the Far East. The Company continues to seek additional subcontractors throughout the world for its sourcing needs. The Company monitors production at each subcontractor's facility, in the United States and abroad, to ensure quality control, compliance with its design specifications and timely delivery of finished goods.

      That portion of the Company's merchandise imported into the United States is subject to United States duties. The Company's future import operations may be adversely affected by political instability resulting in the disruption of trade from exporting countries, the imposition of additional regulations relating to, or duties, taxes and other charges on imports, significant fluctuations in the value of the dollar against foreign currencies and restrictions on the transfer of funds.

      Finished garments from subcontractors and garments from other manufacturers are received at the Company's central warehouse, inspected and stored for picking. Each morning, the TrendTrack system prints replenishment pick lists for each store. The shipments are scanned for comparison against the bar-coded transaction number on the pick list and then shipped by common carrier, typically UPS, Emery Air Freight or a similar service providing one- or two-day delivery throughout the United States.

      As part of the Episode Acquisition, the Company entered into a Distribution Agreement with Toppy, pursuant to which Toppy agreed to sell to the Company bridge women's apparel and accessories with one of the following trademark names: Episode(R), Excursion(R) or Excursions(R) (the "Articles") and other products manufactured by Toppy. Toppy also granted the Company the right to manufacture Articles for sale in the United States, in consideration of the payment of a royalty to Toppy equal to two percent of all sales of such Articles manufactured by the Company. See Note 12 of "Notes to Consolidated Financial Statements."

      In August, 1995, the Company purchased a 186,000 square foot warehouse and headquarters. In the second quarter of fiscal 1996, the Company completed the process of occupying and extending the mezzanine to provide for an additional 132,000 square feet, of which 44,000 square feet is dedicated to office space and the remaining square footage to distribution and manufacturing. With the purchase of this building and the additional space, the Company consolidated its operations.

Management Information and Control Systems

      All of the Company's stores have point-of-sale terminals that provide information used in the Company's custom TrendTrack item and classification tracking system. This system provides daily financial and merchandising information integral to the Company's Real Time Retailing strategy. The TrendTrack system has numerous features designed to integrate the Company's retail operations with its design and manufacturing functions. These features include custom merchandise profiles for each store, daily inventory replenishment, item-tracking providing daily updated selling information for every style, classification open-to-buy and inventory control, as well as daily collection of credit card receipts.

      The Company employs a comprehensive materials requirements planning system to manage its production inventories, documentation, work orders and scheduling. Terminals are located throughout the design, patterning and production areas. This system provides a perpetual raw material inventory, actual job costing, scheduling and bill of materials capabilities.

Advertising

      The Company's advertising and promotion efforts focus on yellow pages and national local print advertising. Pea and Mimi Maternity are advertised in magazines such as "Vogue" and "Shape Fit Pregnancy." Motherhood is advertised in magazines such as "Glamour," "Parent's Expecting," "Baby Talk" and "Parenting." The Company is planning a major add campaign for Episode featuring the Daniel & Rebecca line beginning in Spring 1997. The Company produces at least two Maternite, two Mimi Maternity, and two Motherhood brochures annually, which are distributed to obstetricians and customers. The customer mailing list, which by nature is constantly changing, is regularly updated through the Company's customer response cards, which are added to the computer database.

Competition

      All aspects of the retail industry, including attracting customers, securing merchandise and locating appropriate retail sites, are highly competitive. The Company, with its Episode division, will compete for customers with large specialty apparel retailers, better department stores, national apparel chains, designer boutiques and individual apparel stores. In its maternity apparel business, the Company faces competition from various full-price maternity clothing chains, a number of off-price specialty retailers and catalog retailers, as well as from local, regional and national department stores and women's and, to some extent, men's clothing stores. Many of these competitors are larger and have significantly greater financial resources than the Company.

Employees

      At September 30, 1996, the Company had approximately 1,480 full-time and approximately 1,093 part-time employees. None of the Company's employees is covered by a collective bargaining agreement. The Company believes that its relationship with its employees is good.

Executive Officers of the Company

      The executive officers of the Company are:

      Name                       Age      Position
      ----                       ---      --------

      Dan W. Matthias.......      53      Chairman of the Board and Chief
                                          Executive Officer

      Rebecca C. Matthias...      43      President, Chief Operating Officer
                                          and Director

      Thomas Frank..........      40      Chief Financial Officer and
                                          Vice President - Finance

      Donald W. Ochs........      55      Senior Vice President - Operations

      Lynne M. Wieder.......      36      Senior Vice President - Stores

      Dan W. Matthias joined the Company on a full-time basis in 1982 and has served as Chairman of the Board since its inception. From 1983 to 1993 he served as the Company's Executive Vice President, and since January 1993, Mr. Matthias has been the Company's Chief Executive Officer. He had previously been involved in the computer and electronics industry, serving as a director of Zilog, Inc. and serving as the President of a division of a subsidiary of Exxon Corporation.

      Rebecca C. Matthias founded the Company in 1982 and has served as a director of the Company and its President since its inception. Since January 1993, Ms. Matthias has served as the Company's Chief Operating Officer. Prior to 1982, she was a construction engineer for the Gilbane Building Company. In 1992, she was chosen as "Regional Entrepreneur of the Year" by Inc. magazine and Merrill Lynch. Ms. Matthias also serves as a director of the Greater Philadelphia Chamber of Commerce.

      Thomas Frank joined the Company in 1988 and has served the Company as Vice President - Finance since September 1989 and also as Chief Financial Officer since September 1995. Mr. Frank was Sales Audit Manager of the Lane Bryant Division of The Limited, Inc. from 1986 to 1988. Mr. Frank is a Certified Public Accountant.

      Donald W. Ochs joined the Company in June 1995 as Senior Vice President - Operations with over 30 years of experience in apparel manufacturing management, operations and worldwide sourcing of women's specialty clothing. Mr. Ochs was Senior Vice President - Corporate Worldwide Sourcing and Manufacturing at Leslie Fay Companies from October 1993 until joining the Company. From 1989 to 1993, Mr. Ochs was employed by Liz Claiborne, Inc. as Senior Vice President - Manufacturing.

      Lynne M. Wieder has been Vice President - Stores since January 1993 and Senior Vice President - Stores since September 1995. Previously, she had been Director of Stores since joining the Company in January 1991. Ms. Wieder was employed by Gap, Inc. as the Director of Stores for its Hemisphere division from August 1989 to February 1990. Ms. Wieder worked at Ann Taylor from February 1981 to July 1989 and served as Regional Supervisor of Stores in various regions of the United States.

      The Company's executive officers are elected annually by the Board of Directors and serve at the discretion of the Board.

      Other than the husband and wife relationship between Dan and Rebecca Matthias, there are no family relationships among any of the other executive officers of the Company.

Trademarks

      The Company owns such rights to the trademarks and service marks as it believes are necessary to conduct its business as currently operated. The Company is the owner of the registered trademarks Mothers Work(R), Maternite(R), Maternity Works(R), Steena(R) and Daniel and Rebecca(R), and the service mark Mimi Maternity(R), Real Time Retailing(R) and the slogan What's Showing is Your Style(R). The Company has applied to register the mark MW(TM) as a service mark. With the acquisition of Pea, the Company became the owner of the registered trademarks and service marks A Pea in the Pod(R) and Maternity Redefined(R). Upon the completion of the Motherhood Acquisition, the Company became the owner of the registered trademarks Motherhood(R), Essential Body Cream(R) and Lauren Taylor(R). The Company owns a patent for an adjustable waistband for use in skirts, which allows the garment to be loosened during the course of pregnancy and, with the acquisition of Motherhood, the Company acquired a patent relating to the Essential Body Cream product. The Company is not aware of any pending claims of infringement or other challenges to the Company's rights to use its marks in the United States as currently used by the Company. The loss of any trademark would not have a material adverse effect upon the Company's business.

      As part of the Episode Acquisition, the Company entered into a Trademark License Agreement, expiring May 31, 2000, with Toppy. The Trademark License Agreement gives the Company the exclusive license to use the trademark Episode(R) as a name for the Company's retail stores selling bridge women's apparel and accessories in the United States. The Trademark License Agreement requires the Company to pay Toppy a royalty of 5% of net sales of products in Episode stores, with maximum royalties not to exceed $4.5 million. See Note 12 of "Notes to Consolidated Financial Statements."

Item 2.  Properties

      During fiscal 1996, the Company completed the relocation of its principal executive offices, manufacturing and distribution facilities to 456 North Fifth Street, Philadelphia, Pennsylvania 19123. The new facility is within two miles of its previous location. The facility, after completion of improvements, consists of approximately 318,000 square feet of which approximately 44,000 square feet is dedicated to office space and the remaining square footage to manufacturing and distribution. The total cost of the facility and improvements was approximately $9.9 million. The Company has received $6,590,000 in government-assisted financing for the new facility.

      All of the Company's retail stores for each of its six store concepts are leased pursuant to leases that extend for terms on average for seven to ten years. Certain leases allow the Company to terminate its obligations in the event the specified store does not achieve a specified sales volume. Certain leases include clauses that provide for contingent payments based on sales volumes and others contain clauses for escalations of base rent as well as increases in operating costs, marketing costs and real estate taxes. The terms of the Company's leases expire as follows:

                  Fiscal Year
              Lease Term Expires       Number of Stores
              ------------------       ----------------

                     1997                   75 (includes 27 leased departments
                                                on month to month leases)
                     1998                   38
                     1999                   31
                     2000                   29
                     2001                   41
                     2002 and later        254

Item 3.  Legal Proceedings

      On February 7, 1994, prior to the Pea Acquisition in April 1995, a class action complaint was filed in the United States District Court in Northern District of Texas by plaintiff Raizy Levitan on behalf of all persons (the "Class"), other than the defendants named therein, who purchased common stock of Pea (the "Pea Stock") within a defined time period in connection with the September 23, 1993 initial public offering of Pea (the "Pea IPO"). The named defendants include Pea, its directors, those of its officers who are signatories to the Pea IPO registration statement (the "Pea Registration Statement"), and certain Pea shareholders who sold shares in the Pea IPO. The plaintiffs allege that the Pea Registration Statement was false and misleading and failed to disclose material information concerning Pea such that the information contained in the Pea Registration Statement was misleading and thereby in violation of the Securities Act. The plaintiffs also allege that the defendants are responsible as direct actors, as aiders, abettors, co-conspirators, and as control persons. The plaintiffs are seeking an award of damages, under a variety of theories, the largest of which would yield $9.7 million, the impression of a constructive trust upon the proceeds of the Pea IPO (and any profits earned thereon), rescission for those members of the Class who still hold Pea Stock or an award of damages for those members of the Class who do not, reimbursement of litigation costs and expenses, and such other just and proper relief. Subsequent to the filing of the complaint, certain claims have been dismissed with respect to certain of the defendants other than the Company. Discovery is currently taking place among the parties. While the probability and the extent of liability that Mothers Work (R.E.), Inc. might incur as a result of this litigation cannot be predicted with any degree of certainty at this time, management of the Company intends to vigorously defend against it, and believes the plaintiffs' damages claim is grossly inflated and that the ultimate outcome will not have a material impact on the Company's financial position.

      In November 1996, plaintiffs Raizy Levitan and Henry Rasmussen filed an action in the District Court of Dallas County, Texas against A Pea in the Pod, its former officers and directors, the shareholders who sold shares in Pea's public offering and all the underwriters in the public offering. This complaint contains essentially the same factual allegations as the action pending in the United States District Court for the Northern District of Texas as described above. The complaint contains claims under the Texas Securities Act, Article 581-33A (primary securities law violation against all defendants), Article 581-33F(1) (control person liability against Pea and the individual defendants), and Article 581-33F(2) (aiding and abetting liability against all defendants). In addition to compensatory damages, plaintiffs seek prejudgment and post-judgment interest and attorneys' fees pursuant to state law. Plaintiffs have agreed to stay this action until April 1997, when trial of the federal court action is scheduled.

      From time to time the Company is named as a defendant in legal actions arising from its normal business activities. Although the amount of any liability that could arise with respect to currently pending actions of this nature cannot be accurately predicted, in the opinion of management, no liability for any pending action will have a material adverse effect on the financial position of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

      Not applicable.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

      The Company's common stock is traded on the Nasdaq National Market under the symbol "MWRK."

      The following table sets forth, for the fiscal quarters indicated, the high and low sales prices per share for the Company's common stock, as reported on the Nasdaq National Market:

      Fiscal 1995                        High                Low
      -----------                        ----                ---

           First Quarter               $14 1/4             $ 7 3/4
           Second Quarter               13 3/4               8
           Third Quarter                14 3/4              12 1/2
           Fourth Quarter               19 3/4              14 5/8

      Fiscal 1996
      -----------

           First Quarter                17                  12 1/4
           Second Quarter               23 3/4              14 1/2
           Third Quarter                27 3/4              20 1/2
           Fourth Quarter               25 1/2              12 1/4

      As of November 8, 1996, there were 222 holders of record and 1,300 estimated beneficial holders of the Company's common stock.

      The Company currently intends to retain any future earnings to fund operations and the continued development of its business and, therefore, does not anticipate paying cash dividends on its common stock in the immediate future. In addition, no dividends may be paid on the Company's common stock until all cumulative and current dividends on the Company's preferred stock (the "Preferred Stock") have been declared and paid in full. Any payment of future dividends will be at the discretion of the Company's Board of Directors and will be based upon certain restrictive financial covenants, earnings, capital requirements and the operating and financial condition of the Company, among other factors, at the time any such dividends are considered. See Note 8 of "Notes to Consolidated Financial Statements" for further discussion on the Preferred Stock dividends.

Item 6.  Selected Financial Data

      The following selected consolidated financial data as of September 30, 1992, 1993, 1994, 1995 and 1996 and for the years then ended have been derived from the Financial Statements of the Company which have been audited by Arthur Andersen LLP, independent public accountants. The information set forth below should be read in conjunction with the Financial Statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                  Year Ended September 30
                                               ---------------------------------------------------------------
                                                  1992        1993          1994        1995          1996
                                               ----------  -----------   ----------  -----------   -----------
                                                     (In thousands, except per share and operating data)
INCOME STATEMENT DATA:
    Net sales                                  $   19,118  $    30,872   $   58,979  $   106,005   $   199,180
    Cost of goods sold                              9,341       13,974       24,945       45,527        88,417
                                               ----------  -----------   ----------  -----------   -----------
        Gross profit                                9,777       16,898       34,034       60,478       110,763

    Selling, general and administrative
      expenses                                      8,520       14,996       30,597       53,835        95,395
    Nonrecurring charges                             --           --           --          5,427          --
                                               ----------  -----------   ----------  -----------   -----------
        Operating income                            1,257        1,902        3,437        1,216        15,368

    Interest expense, net                             518          285          347        4,484        12,636
                                               ----------  -----------   ----------  -----------   -----------
        Income (loss) before income
        taxes (benefit) and
        extraordinary item                            739        1,617        3,090       (3,268)        2,732

    Income taxes (benefit)                            238          580        1,244         (847)        1,828
                                               ----------  -----------   ----------  -----------   -----------
        Income (loss) before
        extraordinary item                            501        1,037        1,846       (2,421)          904

    Extraordinary item, net
      of income tax benefit                          --           (126)        --         (4,215)         --
                                               ----------  -----------   ----------  -----------   -----------
        Net income (loss)                             501          911        1,846       (6,636)          904

    Preferred dividends                              --           --           --            163           978
                                               ----------  -----------   ----------  -----------   -----------
        Net income (loss) applicable
        to common stockholders                 $      501  $       911   $    1,846  $    (6,799)  $       (74)
                                               ==========  ===========   ==========  ===========   ===========
    Net income (loss) per common share:(1)
        Before extraordinary item              $      .25  $       .44   $      .58  $      (.83)  $      (.02)
        Extraordinary item                           --           (.05)        --          (1.35)         --
                                               ----------  -----------   ----------  -----------   -----------
        Net income (loss) per common share(1)  $      .25  $       .39   $      .58  $     (2.18)  $      (.02)
                                               ==========  ===========   ==========  ===========   ===========
    Weighted average common shares
      outstanding(1)                            2,190,206    2,707,215    3,186,885    3,120,535     3,269,290
                                               ==========  ===========   ==========  ===========   ===========

                                                                         Year Ended September 30
                                                    -----------------------------------------------------------------
                                                    1992         1993            1994            1995            1996
                                                    ----         ----            ----            ----            ----
OPERATING DATA:
   Same-store sales increase (decrease)(2)          16.1%           (1.2%)           2.8%           (0.7%)           8.0%
   Average net sales per gross
     square foot(3)                             $    390       $     384        $    379       $     360        $    333
   Average net sales per store(3)               $401,008       $ 423,998        $439,133       $ 442,113        $452,446
   At end of period:
     Company-owned stores                             53              97             168             451             468
     Franchised stores                                 3               2               1            --              --
     Gross square footage                         58,385         110,356         218,842         643,175         719,930

                                                                             September 30
                                                    -----------------------------------------------------------------
                                                    1992         1993            1994            1995            1996
                                                    ----         ----            ----            ----            ----
                                                                            (In thousands)
BALANCE SHEET DATA:
   Working capital                               $ 2,627       $ 7,591          $ 8,487         $ 31,611        $ 37,435
   Total assets                                   12,406        24,469           40,827          148,562         164,613
   Total long-term and short-term debt             4,277           642           10,470           95,373         103,998
   Redeemable convertible preferred stock
     and warrants                                  4,929          --               --               --              --
   Stockholders' equity                              317        17,856           19,810           25,537          35,107

----------
(1)   See Note 1 of "Notes to Consolidated Financial Statements."
(2)   Based on stores opened at least 24 months in their current store format.
(3)   Based on Company-owned stores in operation during the entire period.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

      The following tables set forth, for the periods indicated, the percentages which the items in the Company's Statements of Operations bear to net sales and the period-to-period percentage changes:

                                                                                 % Period to Period
                                                                                 Increase (Decrease)
                                        Percentage of Net Sales             ----------------------------
                                        Year Ended September 30             Fiscal 1995      Fiscal 1996
                                --------------------------------------      Compared to      Compared to
                                 1994           1995            1996        Fiscal 1994      Fiscal 1995
                                -------        -------         -------      ------------     -----------
Net sales                        100.0%         100.0%          100.0%          79.7%             87.9%
Cost of goods sold                42.3           42.9            44.4           82.5              94.2
                                ------         ------          ------
    Gross profit                  57.7           57.1            55.6           77.7              83.1

Selling, general and
  administrative expenses         51.9           50.9            47.9           75.9              77.2
Nonrecurring charges                --            5.1              --
                                ------         ------          ------
    Operating income               5.8            1.1             7.7          (64.6)          1,163.7
Interest expense, net              0.6            4.2             6.3        1,191.1             181.8
                                ------         ------          ------
Income (loss) before income
  taxes (benefit) and
  extraordinary item               5.2           (3.1)            1.4         (205.8)            183.6
Income taxes (benefit)             2.1           (0.8)            0.9         (168.1)            315.8
                                ------         ------          ------
Income (loss) before
  extraordinary item               3.1           (2.3)            0.5         (231.1)            137.3

Extraordinary item-debt
  extinguishment costs,
  net of income tax
  benefit                           --           (4.0)             --
                                ------         ------          ------

Net income (loss)                  3.1%          (6.3%)           0.5%        (459.5)            113.6
                                ======         ======          ======

      The following table sets forth certain information representing growth in the number of Company-owned stores for the periods indicated:

                                        Year Ended September 30
                                   ---------------------------------
                                   1994          1995           1996
                                   ----          ----           ----
       STORES:
       Beginning of period           97           168            451
          Opened                     54            33             44
          Acquired                   22           283             21
          Closed                     (5)          (33)           (48)
                                    ---           ---            ---
       End of period                168           451            468
                                    ===           ===            ===

Year Ended September 30, 1996 and 1995

      Net Sales. Net sales in fiscal 1996 increased by $93.2 million or 87.9%, as compared to fiscal 1995. This increase was generated primarily by a $54.7 million increase in sales from stores acquired in the Motherhood Acquisition, a $23.3 million increase in sales from stores acquired in the Pea Acquisition and $6.6 million in sales from stores acquired in the Episode Acquisition. In addition, stores opened or converted during fiscal 1996 accounted for an $8.7 million increase in sales, an 8.0% increase in same store sales, based on 117 stores. Further, an increase in sales for stores opened during fiscal 1995 were offset by fiscal 1996 store closings. The Company had 468 Company-owned stores (233 Motherhood stores, 78 Maternite stores, 51 Mimi Maternity stores, 40 Maternity Works outlet stores, 39 Pea stores and 27 Episode stores) at September 30, 1996 compared to 451 (214 Motherhood stores, 96 Maternite stores, 61 Mimi Maternity stores, 43 Maternity Works outlet stores and 37 Pea stores) at September 30, 1995.

      Gross Profit. Gross profit as a percentage of net sales decreased to 55.6% in fiscal 1996 as compared to 57.1% in fiscal 1995. This decrease was primarily due to the full year impact of lower gross margin products sold by the Motherhood division and lower gross margins generated by the Episode products, which generally have a lower gross margin than the Company's maternity products. The Company anticipates that its gross margins could decrease further due to the integration of the operations of Episode into the Company's operations.

      Selling, General & Administrative Expenses. Selling, general and administrative expenses increased by $41.6 million or 77.2% in fiscal 1996 as compared to fiscal 1995 and, as a percentage of net sales, decreased from 50.9% to 47.9%. The decrease as a percentage of sales was primarily due to the increase in sales and the economies of scale realized through the acquisitions. The dollar increase in fiscal 1996 as compared to fiscal 1995 was primarily due to increases in wages and benefits at the store level, and rent at the store level, which accounted for $14.5 million and $12.0 million of the increase, respectively. The increases in wages and benefits at the store level were a result of the full year impact of the increased number of employees required to staff a larger number of stores due to the acquisitions. In addition, higher advertising, marketing and depreciation and amortization contributed to the increase in selling general and administrative expenses. The

Company reduced selling, general and administrative expenses in fiscal 1996 by $0.3 million due to a prior year over accrual for store closings.

      Operating Income. Operating income in fiscal 1996 was $15.4 million or 7.7% of net sales compared to operating income of $1.2 million or 1.1% of net sales in fiscal 1995. Fiscal 1995 included non-recurring charges of $5.4 million. Without these nonrecurring charges, operating income in fiscal 1995 would have been $6.6 million or 6.2% of net sales. The dollar increase of $8.7 million, excluding nonrecurring charges, is primarily a result of the increased sales volume and the percentage of sales improvement is primarily due to the increase in sales and gross margin exceeding the increase in selling, general and administrative expenses necessary to support the acquisitions.

      Interest Expense, Net. Net interest expense increased by $8.2 million in fiscal 1996 compared with fiscal 1995. Net interest expense as a percentage of sales increased from 4.2% to 6.3%. This increase was due to higher outstanding borrowings resulting primarily from the Company's issuance of the 12 5/8% Senior Unsecured Exchange Notes due 2005 (the "Notes") to fund the Motherhood Acquisition and repay the debt incurred in the Pea Acquisition. See Note 7 of "Notes to Consolidated Financial Statements" for further details on the Notes.

      Income Taxes. The effective income tax rate was an expense of 66.9% for fiscal 1996 as compared to a benefit of 25.9% for fiscal 1995. The increased effective tax rate in fiscal 1996 was primarily due to a full year impact of the non-deductible amortization of goodwill on the current year pre-tax income compared to the prior year net loss. See Note 11 of "Notes to Consolidated Financial Statements" for the reconciliation of the statutory federal income tax rate to the Company's effective tax rates in fiscal 1996 and 1995.

Year Ended September 30, 1995 and 1994

      Net sales. Net sales in fiscal 1995 increased by $47.0 million or 79.7%, as compared to fiscal 1994. This increase was generated primarily by a $19.7 million increase in sales from stores acquired in the Pea Acquisition, a $9.1 million increase in sales from stores acquired in the Motherhood Acquisition, a $7.4 million increase from stores opened during fiscal 1995 and an increase of $11.7 million in net sales from stores opened or converted to a new concept during fiscal 1994 that were open all of fiscal 1995. The increase was partially offset by a decrease of $669,000 from stores closed after September 30, 1994 and a decrease of approximately $255,000 in same store sales. The same store sales decrease in fiscal 1995 of 0.7% was based on 80 stores. The Company had 451 Company-owned stores (214 Motherhood stores, 96 Maternite stores, 61 Mimi Maternity stores, 43 Maternity Works outlet stores, and 37 Pea stores) at September 30, 1995 compared to 168 (84 Maternite stores, 62 Mimi Maternity stores and 22 Maternity Works outlets) at September 30, 1994.

      Gross profit. Gross profit as a percentage of net sales decreased to 57.1% in fiscal 1995, as compared to 57.7% in fiscal 1994. This decrease was primarily due to factory overhead increasing at a faster rate than the increase in manufacturing volume, as the Company increased capacity for the integration of the Pea and Motherhood Acquisitions. Additionally, a portion of the Motherhood inventory purchased in the Motherhood Acquisition and liquidated during the fourth quarter of fiscal 1995 contributed to the decline in the gross profit percentage.

      Selling, general and administrative expenses. Selling, general and administrative expenses increased by $23.2 million or 75.9% in fiscal 1995 as compared to fiscal 1994, and as a percentage of net sales, decreased from 51.9% to 50.9%. The dollar increase during fiscal 1995 as compared to fiscal 1994 was primarily due to increases in wages and benefits at the store level, and rent at the store level, which accounted for $9.0 million and $7.6 million of the increase, respectively. The increases in wages and benefits at the store level were due to increases in the number of employees to staff a larger number of stores. In addition, higher advertising, marketing, pre-opening costs, depreciation and amortization contributed to the increase in selling, general and administrative expenses.

      Nonrecurring charges. Nonrecurring charges for fiscal 1995 include $0.9 million accrued for relocation costs associated with the Company's new corporate headquarters and manufacturing and distribution facility and $4.5 million to cover the costs of the anticipated closing of 38 Maternite stores as a result of the Company's fiscal 1995 acquisition of Pea. These costs are primarily comprised of the anticipated cost to buyout leases and the write-off of leasehold improvements. As of September 30, 1995, no charges have been incurred against the corporate relocation reserve and $1.9 million has been charged against the reserve for the closure of 22 stores.

      Operating income. Operating income in fiscal 1995 was $1.2 million or 1.1% of net sales compared to operating income of $3.4 million or 5.8% of net sales in fiscal 1994. The decrease in operating income was primarily due to the nonrecurring charges of $5.4 million. Without taking into consideration these nonrecurring charges, operating income would have been $6.6 million, an increase of 94.1% from fiscal 1994. The increase in operating income, without the nonrecurring charges, is primarily a result of the increased sales volume.

      Interest expense, net. Net interest expense increased by $4.1 million in fiscal 1995 compared with fiscal 1994. This increase was due to higher outstanding borrowings resulting primarily from the Company's borrowings to fund the Pea Acquisition and the issuance of the Notes to fund the Motherhood Acquisition and repay the debt incurred in the Pea Acquisition. See Note 7 of "Notes to Consolidated Financial Statements" for further details on the Notes.

      Income taxes. The effective income tax rate was a benefit of 25.9% for fiscal 1995 as compared to an expense of 40.3% in fiscal 1994. The lower effective tax rate in fiscal 1995 was primarily due to the decrease in the effective state tax rate and the impact of the non-deductible amortization of goodwill. See Note 11 of "Notes to Consolidated Financial Statements" for the reconciliation of the statutory federal income tax rate to the Company's effective tax rates in fiscal 1995 and 1994.

      Extraordinary item. In fiscal 1995, the Company incurred an extraordinary charge of $6.4 million, before the related tax benefit of $2.2 million, in connection with the early extinguishment of the debt incurred to finance the Pea Acquisition with the proceeds from the sale of the Notes. The charge was comprised of a prepayment penalty of $3.6 million, the write-off of deferred financing costs of $1.7 million and unamortized original issue discount of $1.0 million on the debt and fees and expenses of $0.1 million.

Liquidity and Capital Resources

      The Company's primary cash needs have been for working capital, primarily for increased inventories, renovations of a new Company headquarters, manufacturing and distribution facility, repayment of debt and acquisitions. Since the Company is vertically integrated, it must maintain inventories of fabric and other raw materials which other retailers without manufacturing capabilities do not maintain. Generally, 20% to 25% of the Company's inventories consist of work-in process fabric and other raw materials. In fiscal 1996, the Company's cash sources have primarily been bank debt and the sale of common stock. At September 30, 1996 the Company had available cash and cash equivalents of $1.3 million, compared to $9.1 million at September 30, 1995.

      The cash used in operating activities decreased from $6.4 million in fiscal 1995 to $5.4 million in fiscal 1996. The decrease in cash used in operating activities of $1.0 million was primarily due to an increase in net income, depreciation and amortization and deferred tax liabilities, and a decrease in accounts receivable and in cash used to pay off accounts payable and accrued expenses, partially offset by an increase in inventories and a decrease in accrued store closings. The increase in depreciation and amortization is due to the full year impact of the assets acquired and the goodwill related to the Pea Acquisition and the Motherhood Acquisition. The increase in deferred tax liabilities is due to the utilization of net operating loss carryforwards and the decrease in accounts receivable is related to a refund of taxes from a net operating loss carryback. The decrease in cash used to pay off accounts payable and accrued expenses related to the timing of vendor payments and the decrease in accrued store closings is due to the final payments related to planned store closings. The increase in inventories is related to the growth in the number of stores over the last two years.

      Net cash used in investing activities decreased from $60.1 million in fiscal 1995 to $17.3 million in fiscal 1996. The cash used in investing activities in fiscal 1996 included $2.4 million used in connection with the Episode Acquisition, $7.7 million used for capital expenditures for new store facilities, and $5.7 million for furniture, equipment and improvements to the Company headquarters, manufacturing and distribution facility purchased in fiscal 1995. This compares with $48.0 million used in connection with the Pea and Motherhood Acquisitions, $6.5 million used for capital expenditures for new store facilities, and $4.4 million for the purchase and related improvements, of a new Company headquarters, manufacturing and distribution facility.

      Net cash provided by financing activities decreased from $75.4 million in fiscal 1995 to $14.8 million in fiscal 1996. The $14.8 million provided by financing activities resulted primarily from $8.6 million in short-term borrowings under the line of credit agreement and cash overdrafts, $4.4 million from the sale of common stock and $2.3 million of proceeds from the issuance of long-term debt, partially offset by $0.4 million in repayments of long-term debt and $0.3 million in debt issuance costs. This compares with $75.4 million provided by financing activities in fiscal 1995 resulting primarily from $143.4 million of proceeds from the issuance of long-term debt and $1.0 million from the issuance of warrants, partially offset by $58.5 million in repayments of long-term debt, $5.8 million in debt issuance costs and $4.7 million in payments as a result of the early extinguishment of debt.

      In April 1996, the Company received $2.0 million from the Pennsylvania Industrial Development Authority ("PIDA"). The proceeds from this loan were used to pay a portion of the improvements to the newly acquired headquarters. A portion of the PIDA loan is secured by a bank letter of credit.

      In connection with the financing of the Episode acquisition, to finance the opening of additional stores and for general working capital purposes, the Company consummated a private placement of an aggregate of 200,000 shares of its common stock to a number of institutional investors. The purchase price for the shares was $22.25 per share, and the net proceeds to the Company, after deducting expenses, were approximately $4.4 million.

      Concurrent with the Episode acquisition, and in order to provide the Company with additional borrowing capacity under its working capital revolving line of credit facility ("Working Capital Facility"), the Working Capital Facility was increased from $15.0 million to $20.0 million. The Working Capital Facility expires in August 1998 and provides for a revolving credit and letter of credit facility and for an additional $4.0 million letter of credit to collateralize an Industrial Revenue Bond. The Company had $6.6 million in borrowings and $3.9 million in letters of credit issued under the Working Capital Facility at September 30, 1996.

      The Company's consolidated balance sheet at September 30, 1996 includes a net deferred tax asset of $8.6 million. The Company believes it is more likely than not that future taxable income will be at a sufficient level to utilize the net operating loss carryforwards and the deductions that will be created upon the reversal of existing temporary differences that comprise the deferred tax asset. The Company's conclusion that it is "more likely than not" that the net deferred tax asset will be realized is based on its history of earnings, forecasted earnings for fiscal 1997 and the prospects of continued earnings after 1997. However, there can be no assurance that the Company's actual earnings for 1997 and thereafter will be as currently projected, and, consequently, there can be no assurance that the Company's deferred tax asset will be realized. The inability of the Company to realize the deferred tax asset could have a material adverse effect on the Company's financial position and results of operations. The Company will continue to periodically review the tax criteria related to the recognition of the deferred tax asset.

      The Company intends to focus on growing the Motherhood business. This business represents the Company's biggest opportunity for growth and has the potential to more than double its fiscal year end store base of 233 stores, subject to capital and marketplace availability. In addition, the near term strategy for the acquisition of Episode is to broaden the product line through the addition of the Daniel & Rebecca label and to add approximately 6 more stores in major metropolitan areas, subject to capital and marketplace availability. The Company plans to apply its proven Real Time Retailing(TM) concept to this chain. The Company's entry into bridge fashion with the Episode acquisition could result in the incurrence of additional indebtedness, which in turn could result in an increase in the degree of financial leverage of the Company and a decrease in the Company's financial flexibility.

      The Company believes that its current cash and working capital positions, available borrowing capacity and net cash expected to be generated from operations will be sufficient to fund the Company's anticipated capital expenditures, working capital requirements and semiannual interest payments on the Notes through fiscal 1997. There are currently no restrictions on the ability of the Company's direct subsidiaries to transfer funds to the Company in the form of cash dividends, loans or advances other than restrictions imposed by applicable law.

Seasonality

      The Company's operations are slightly seasonal with the Company's net sales historically being the lowest in the second fiscal quarter.

Inflation

      The Company does not believe the relatively moderate levels of inflation which have been experienced in the United States in recent years have had a significant effect on its net sales or profitability. However, there can be no assurance that the Company's business will not be affected by inflation in the future.

Safe Harbor Statement Under the Private Securities Litigation
Reform Act of 1995

      The Company cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in
Item 1, Business and Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Report or made from time to time by management of the Company involve risks and uncertainties, and are subject to change based on various important factors. The following factors, among others, in some cases have affected and in the future could affect the Company's financial performance and actual results and could cause actual results for fiscal 1997 and beyond to differ materially from those expressed or implied in any such forward-looking statements: changes in consumer spending patterns, raw material price increases, consumer preferences and overall economic conditions, the impact of competition and pricing, changes in weather patterns, availability of suitable store locations at appropriate terms, continued availability of capital and financing, ability to develop merchandise and ability to hire and train associates, changes in fertility and birth rates, political stability, currency and exchange risks and changes in existing or potential duties, tariffs or quotas, postal rate increases and charges, paper and printing costs, and other factors affecting the Company's business beyond the Company's control.

Item 8.  Financial Statements and Supplementary Data

      The Company's consolidated financial statements appear at pages F-1 through F-25, as set forth in Item 14.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

      Information concerning directors, appearing under the caption "Election of Directors" in the Company's Proxy Statement (the "Proxy Statement") to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders scheduled to be held on January 16, 1997, and information concerning executive officers, appearing under the caption "Item 1. Business - Executive Officers of the Company" in Part I of this Form 10-K, are incorporated herein by reference in response to this Item 10.

Item 11.  Executive Compensation

      The information contained in the section titled "Executive Compensation" in the Proxy Statement, with respect to executive compensation, and the information contained in the section entitled "Compensation of Directors" with respect to director compensation, are incorporated herein by reference in response to this Item 11.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      The information contained in the section titled "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement, with respect to security ownership of certain beneficial owners and management, is incorporated herein by reference in response to this Item 12.

Item 13.  Certain Relationships and Related Transactions

      The information contained in the section titled "Certain Transactions" of the Proxy Statement, with respect to certain relationships and related transactions, is incorporated herein by reference in response to this Item 13.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)   (1)   Financial Statements

            The financial statements listed in the accompanying Index to Consolidated Financial Statements are filed as part of this Form 10-K, commencing on page F-1.

      (2)   Schedules

            None.

      (3)   Exhibits

       Exhibit No.                       Description
       -----------                       -----------

          *3.1 Amended and Restated Certificate of Incorporation of the Company (effective March 10, 1993) (Exhibit 3.3 to the Company's Registration Statement on Form S-1, Registration No. 33-57912, dated February 4, 1993 (the "1993 Registration Statement")).

          *3.2 By-Laws of the Company (Exhibit 3.5 to the Company's Annual Report on Form 10-K for the year ended September 30, 1993 (the "1993 Form 10-K")).

          *4.1 Certificate of Designations for the Series A Cumulative Convertible Preferred Stock of the Company (Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1995 (the "June 1995 10-Q")).

          *4.2 Indenture dated as of August 1, 1995 from the Company to Society National Bank, as Trustee (Exhibit 4.1 to the June 1995 10-Q).

          *4.3 Rights Agreement dated as of October 9, 1995 between the Company and StockTrans, Inc. (Exhibit 4.1 to the Company's Current Report on Form 8-K, dated October 5, 1995 ("October 1995 8-K")).

       Exhibit No.                       Description
       -----------                       -----------

           *4.4 Specimen certificate representing shares of the Company's common stock with legend regarding Preferred Stock Purchase Rights. (Exhibit 4.2 to the October 1995 8-K).

          *10.1 Agreement of Lease dated September 22, 1986 between the Company and Broad and Noble Associates, Inc., and amendments thereto (Exhibit 10.1 to the 1993 Registration Statement).

          *10.2 Registration Rights and Right of Co-Sale Agreement dated as of May 4, 1992 among the Company, Dan W. Matthias, Rebecca
                    C. Matthias, Meridian Venture Partners, Penn Janney Fund, Inc., Apex Investment Fund, L.P., Meridian Capital Corp., Butcher & Singer/Keystone Venture II, L.P., G-2 Family Partnership, PIISC - Penn Venture Fund, John L. Plummer, Gail G. Davis, Milton S. Stearns Jr., Trustee U/D/T dated 12/20/88, Stevan Simich, Growth Investors, George P. Keeley, Robert E. Brown Jr., Bruce II. Hooper, John J. Serrell, Charles G. Schiess, Terence Kavanagh and Michael B. Staebler (Exhibit 10.8 to the 1993 Registration Statement).

          *10.3 Voting Agreement dated as of March 12, 1993 among Rebecca C. Matthias, Dan W. Matthias, Elam M. Hitchner III, Keystone Venture II, L.P., G-2 Family Partnership, Penn Janney Fund, Inc., Apex Investment Fund, L.P. and Meridian Venture Partners (Exhibit 10.10 to the 1993 Registration Statement).

          *10.4 Termination of Voting Agreement dated September 28, 1995 among Rebecca C. Matthias, Dan W. Matthias, Keystone Venture II, L.P., Penn Janney Fund, Inc., G-2 Family Partnership, Hitchner & Associates Profit Sharing Plan, Meridian Venture Partners and Apex Investment Fund, L.P. (Exhibit 10.31 to the 1995 Registration Statement).

          *10.5     Stock Subscription Warrant of the Company (No. Penn-Janney:
                    1992-1) issued to Penn Janney Fund, Inc. dated January 24, 1992 (Exhibit 10.29 to the 1993 Registration Statement).

          *10.6     1987 Stock Option Plan.

          *10.7 1994 Director Stock Option Plan (Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended September 30, 1994 (the "1994 Form 10-K")).

       Exhibit No.                       Description
       -----------                       -----------

          *10.8 Non-Competition and Confidentiality Agreement dated January 28, 1993 between the Company and Lynne Wieder (Exhibit 10.39 to the 1993 Registration Statement).

          *10.9 Employment Agreement dated as of July 14, 1994 between the Company and Dan W. Matthias (Exhibit 10.25 to the Company's Current Report on Form 8-K dated January 31, 1994 (the "1994 Form 8-K")).

          *10.10 Employment Agreement dated as of July 14, 1994 between the Company and Rebecca C. Matthias (Exhibit 10.26 to the 1994 Form 10-K).

          *10.11 Employment Agreement dated as of June 19, 1995 between the Company and Donald W. Ochs (Exhibit 10.3 to the June 1995 10-Q).

          *10.12 Registration Rights Agreement dated as of August 1, 1995 among the Company and Morgan Stanley & Co. Incorporated, Wheat, First Securities, Inc. and Janney Montgomery Scott Inc. (Exhibit 10.2 to the June 1995 10-Q).

          *10.13 Credit Agreement dated as of August 1, 1995 between the Company, its subsidiaries and Meridian Bank (Exhibit 10.1 to the June 1995 10-Q).

          *10.14 Loan Agreement dated September 1, 1995 between Philadelphia Authority For Industrial Development ("PAID") and the Company (Exhibit 10.26 to the Company's Registration Statement on Form S-1, Registration No. 33-97318, dated October 26, 1995 (the "1995 Registration Statement")).

          *10.15 Amendment to Credit Agreement dated September 1, 1995 between the Company, its subsidiaries and Meridian Bank (Exhibit 10.28 to the 1995 Registration Statement).

          *10.16 Indenture of Trust dated September 1, 1995 between PAID and Society National Bank (Exhibit 10.29 to the 1995 Registration Statement).

          *10.17 Variable/Fixed Rate Federally Taxable Economic Development Bond (Mothers Work, Inc.), Series of 1995, in the aggregate principal amount of $4,000,000 (Exhibit 10.30 to the 1995 Registration Statement).

       Exhibit No.                       Description
       -----------                       -----------

          *10.18 Agreement and Plan of Merger dated as of July 3, 1995 by and among the Company, Motherhood Maternity Shops, Inc., The Shansby Group, TSG International and Motherhood Acquisition Corp. (Exhibit 2.1 to the June 1995 10-Q).

          *10.19 Agreement and Plan of Merger dated as of March 5, 1995 by and among the Company, A Pea in the Pod, Inc., and MW Acquisition Corporation (Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the Quarter ended March 31, 1995).

          *10.20 Second Amendment to Credit Agreement dated January 25, 1996 between the Company, its subsidiaries and Meridian Bank (Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the Quarter ended March 31, 1996).

          *10.21 Third Amendment to Credit Agreement dated May 31, 1996 between the Company, its subsidiaries and Meridian Bank (Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1996).

          *10.22 Asset Purchase Agreement dated April 25, 1996 among the Company, T3 Acquisition, Inc. and Episode USA, Inc. (Exhibit
                    2.1 of the Company's Current Report on Form 8-K, dated June 17, 1996 (the "June 1996 8-K).

          *10.23 Trademark License Agreement dated May 31, 1996 between the Company and Episode USA, Inc. (Exhibit 10.1 to the June 1996 8-K).

          *10.24 Distribution Agreement dated April 25, 1996 among Toppy International Limited, T3 Acquisition, Inc. and the Company (Exhibit 10.2 to the June 1996 8-K).

           10.25 Fourth Amendment to Credit Agreement dated September 30, 1996 between the Company, its subsidiaries and Meridian Bank.

           10.26 Consulting Agreement dated September 11, 1996 between the Company and Marvin Traub Associates, Inc.

           10.27 Residential Lease dated June 28, 1996 between the Company and Daniel and Rebecca Matthias.

           10.28 First Amendment to Asset Purchase Agreement dated May 31, 1996 by and among the Company, T3 Acquisition, Inc. and Episode USA, Inc.

       Exhibit No.                       Description
       -----------                       -----------

          10.29 Note dated February 14, 1996 from the Company to PIDC Local Development Corporation.

          10.30 Installment Sale Agreement dated April 4, 1996 by and between PIDC Financing Corporation and the Company.

          10.31 Open-End Mortgage dated April 4, 1996 between PIDC Financing Corporation and the Pennsylvania Industrial Development Authority ("PIDA").

          10.32 Loan Agreement dated April 4, 1996 by and between PIDC Financing Corporation and PIDA.

          11        Statement Regarding Computation of Per Share Earnings.

          21        Subsidiaries of the Company.

          23        Consent of Arthur Andersen LLP.

          27        Financial Data Schedule for the fiscal year ended September
                    30, 1996.


          ----------
          *  Incorporated by reference.

(b)   Reports filed on Form 8-K during the last quarter of fiscal 1996:

      The Company filed a Current Report on Form 8-K dated June 17, 1996, as amended by a Form 8-K/A dated June 18, 1996 and Form 8-K/A dated August 14, 1996, relating to the acquisition of Episode and the sale of 200,000 shares of common stock to a number of institutional investors. The Episode acquisition was reported under Item 2 of Form 8-K. The audited financial statements of Episode as of February 3, 1996 and for the three years ended February 3, 1996 were filed with the Form 8-K/A dated August 14, 1996. In addition, the unaudited pro forma condensed consolidated balance sheet of Mothers Work at March 31, 1996 and unaudited pro forma condensed consolidated statements of operations of Mothers Work for the year ended September 30, 1995 and the six months ended March 31, 1996 were filed with the August 14, 1996 Form 8-K/A.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Philadelphia, Commonwealth of Pennsylvania, on the 16th day of December, 1996.



                              By:   /s/ Dan W. Matthias
                                  ----------------------------------------------
                                  Dan W. Matthias, Chairman of the Board and
                                  Chief Executive Officer, the principal
                                  executive officer


                              By:   /s/ Thomas Frank
                                  ----------------------------------------------
                                  Thomas Frank, Chief Financial Officer, Vice
                                  President-Finance and the principal financial officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on December 16, 1996, in the capacities indicated:


        /s/ Dan W. Matthias              Chairman of the Board, Chief Executive
--------------------------------------     Officer and Director, the principal
            Dan W. Matthias                executive officer


        /s/ Rebecca C. Matthias          President, Chief Operating Officer
--------------------------------------     and Director
            Rebecca C. Matthias


        /s/ Thomas Frank                 Chief Financial Officer, Vice President
--------------------------------------      - Finance and Chief Accounting
            Thomas Frank                   Officer, the principal financial
                                           officer and principal accounting
                                           officer

        /s/ Verna K. Gibson              Director
--------------------------------------
            Verna K. Gibson


        /s/ Joseph A. Goldblum           Director
--------------------------------------
            Joseph A. Goldblum


        /s/ Elam M. Hitchner, III        Director
--------------------------------------
            Elam M. Hitchner, III


        /s/ Walter F. Loeb               Director
--------------------------------------
            Walter F. Loeb


        /s/ Marsha R. Perelman           Director
--------------------------------------
            Marsha R. Perelman


        /s/ William L. Rulon-Miller      Director
--------------------------------------
            William L. Rulon-Miller

                       MOTHERS WORK, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Public Accountants............................ F-2

Consolidated Balance Sheets......................................... F-3

Consolidated Statements of Operations............................... F-4

Consolidated Statements of Stockholders' Equity..................... F-5

Consolidated Statements of Cash Flows............................... F-6 to F-7

Notes to Consolidated Financial Statements.......................... F-8 to F-24

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Mothers Work, Inc.:

We have audited the accompanying consolidated balance sheets of Mothers Work, Inc. (a Delaware corporation) and subsidiaries as of September 30, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mothers Work, Inc. and subsidiaries as of September 30, 1995 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles.


                                        /s/ Arthur Andersen LLP


Philadelphia, Pa.
    November 15, 1996

                       MOTHERS WORK, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                            September 30
                                                                                  --------------------------------
                                     ASSETS                                             1995             1996
                                                                                  ---------------  ---------------
CURRENT ASSETS:
    Cash and cash equivalents                                                     $     9,130,480  $     1,262,435
    Receivables-
       Trade                                                                            2,318,614        2,141,102
       Income taxes                                                                     2,808,109            --
       Other                                                                              147,314          146,924
    Inventories                                                                        38,421,186       57,209,499
    Deferred income taxes                                                               3,169,720        3,815,002
    Prepaid expenses and other                                                          1,807,117        1,791,070
                                                                                  ---------------  ---------------
                  Total current assets                                                 57,802,540       66,366,032
                                                                                  ---------------  ---------------
PROPERTY, PLANT AND EQUIPMENT, net                                                     37,240,939       45,451,114
                                                                                  ---------------  ---------------
OTHER ASSETS:
    Deferred income taxes                                                               5,707,729        4,741,869
    Goodwill, net of accumulated amortization of $1,241,961
       and $3,403,751                                                                  40,842,586       40,989,708
    Other intangible assets, net of accumulated amortization
       of $791,174 and $1,244,180                                                       1,441,843        1,310,900
    Deferred financing costs, net of accumulated amortization
       of $62,839 and $481,576                                                          3,849,744        3,736,937
    Other assets                                                                        1,676,794        2,016,178
                                                                                  ---------------  ---------------
                  Total other assets                                                   53,518,696       52,795,592
                                                                                  ---------------  ---------------
                                                                                  $   148,562,175  $   164,612,738
                                                                                  ===============  ===============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Line of credit                                                                $         --     $     6,558,193
    Current portion of long-term debt                                                     770,133          758,911
    Accounts payable                                                                    9,985,319        9,102,185
    Accrued expenses                                                                   10,377,662       12,511,600
    Accrued store closings                                                              5,058,199            --
                                                                                  ---------------  ---------------
                  Total current liabilities                                            26,191,313       28,930,889
                                                                                  ---------------  ---------------
LONG-TERM DEBT                                                                         94,602,679       96,680,722
                                                                                  ---------------  ---------------
DEFERRED RENT                                                                           2,068,448        2,754,197
                                                                                  ---------------  ---------------
ACCRUED DIVIDENDS ON PREFERRED STOCK                                                      162,916        1,140,416
                                                                                  ---------------  ---------------
COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDERS' EQUITY:
    Series A Cumulative convertible preferred stock, $.01 par value, $280.4878 stated value, 2,000,000 shares authorized, 41,000
       shares issued and outstanding (liquidation value of $11,500,000)                11,500,000       11,500,000
    Series B Junior participating preferred stock, $0.01 par value,
       10,000 shares authorized in 1996, none outstanding                                    --                --
    Common stock, $.01 par value, 10,000,000 shares authorized,
       3,122,197 and 3,559,277 shares issued and outstanding                               31,222           35,593
    Additional paid-in capital                                                         18,101,425       27,740,483
    Accumulated deficit                                                                (4,095,828)      (4,169,562)
                                                                                  ---------------  ---------------
                  Total stockholders' equity                                           25,536,819       35,106,514
                                                                                  ---------------  ---------------
                                                                                  $   148,562,175  $   164,612,738
                                                                                  ===============  ===============

        The accompanying notes are an integral part of these statements.

                       MOTHERS WORK, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                               Year Ended September 30
                                                              -------------------------------------------------------
                                                                   1994                1995               1996
                                                              ---------------     ---------------     ---------------
NET SALES                                                     $    58,978,556     $   106,005,028     $   199,179,984

COST OF GOODS SOLD                                                 24,944,560          45,527,498          88,416,648
                                                              ---------------     ---------------     ---------------
          Gross profit                                             34,033,996          60,477,530         110,763,336

SELLING, GENERAL AND
    ADMINISTRATIVE EXPENSES                                        30,596,725          53,834,596          95,394,902

NONRECURRING CHARGES                                                    --              5,426,779               --
                                                              ---------------     ---------------     ---------------
          Operating income                                          3,437,271           1,216,155          15,368,434

INTEREST INCOME                                                        19,146              21,278             228,255

INTEREST EXPENSE                                                     (366,456)         (4,505,436)        (12,864,351)
                                                              ---------------     ---------------     ---------------
          Income (loss) before income taxes
              (benefit) and extraordinary item                      3,089,961          (3,268,003)          2,732,338

INCOME TAXES (BENEFIT)                                              1,244,110            (847,287)          1,828,572
                                                              ---------------     ---------------     ---------------
          Income (loss) before extraordinary item                   1,845,851          (2,420,716)            903,766
EXTRAORDINARY ITEM--EARLY
    EXTINGUISHMENT OF DEBT, net of
    income tax benefit of $2,171,435                                    --             (4,215,138)              --
                                                              ---------------     ---------------     ---------------
NET INCOME (LOSS)                                                   1,845,851          (6,635,854)            903,766

DIVIDENDS ON PREFERRED STOCK                                            --                162,916             977,500
                                                              ---------------     ---------------     ---------------
NET INCOME (LOSS) APPLICABLE TO
    COMMON STOCKHOLDERS                                       $     1,845,851     $    (6,798,770)    $       (73,734)
                                                              ===============     ===============     ===============
NET INCOME (LOSS) PER COMMON SHARE:
       Before extraordinary item                              $           .58     $          (.83)    $          (.02)
       Extraordinary item                                               --                  (1.35)              --
                                                              ---------------     ---------------     ---------------
NET INCOME (LOSS) PER COMMON SHARE                            $           .58     $         (2.18)    $          (.02)
                                                              ===============     ===============     ===============
WEIGHTED AVERAGE COMMON
    SHARES OUTSTANDING                                              3,186,885           3,120,535           3,269,290
                                                              ---------------     ---------------     ---------------

        The accompanying notes are an integral part of these statements.

                       MOTHERS WORK, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                      Series A                Additional      Retained
                                                      Preferred    Common      Paid-in        Earnings      Deferred
                                                        Stock       Stock      Capital        (Deficit)   Compensation     Total
                                                    -----------    -------   -----------     -----------   --------     -----------
BALANCE, SEPTEMBER 30, 1993                         $     --       $30,891   $16,984,612     $   857,091   $(16,770)    $17,855,824
    Exercise of common stock warrants                     --           185        48,545           --         --             48,730
    Exercise of 12,141 stock options                      --           122        55,150           --         --             55,272
    Amortization of deferred compensation                 --         --            --              --         3,947           3,947
    Net income                                            --         --            --          1,845,851      --          1,845,851
                                                    -----------    -------   -----------     -----------   --------     -----------

BALANCE, SEPTEMBER 30, 1994                               --        31,198    17,088,307       2,702,942    (12,823)     19,809,624
    Issuance of preferred stock in
       connection with acquisition                   11,500,000      --            --              --         --         11,500,000
    Issuance of common stock warrants                     --         --        1,000,000           --         --          1,000,000
    Exercise of 2,394 stock options                       --            24        13,118           --         --             13,142
    Amortization of deferred compensation                 --         --            --              --        12,823          12,823
    Preferred stock dividends                             --         --            --           (162,916)     --           (162,916)
    Net loss                                              --         --            --         (6,635,854)     --         (6,635,854)
                                                    -----------    -------   -----------     -----------   --------     -----------

BALANCE, SEPTEMBER 30, 1995                          11,500,000     31,222    18,101,425      (4,095,828)     --         25,536,819
    Exercise of 19,715 stock options                      --           197       134,350           --         --            134,547
    Tax benefit from exercise of stock options            --         --          117,485           --         --            117,485
    Sales of 200,000 shares of common
       stock, net of expenses                             --         2,000     4,394,000           --         --          4,396,000
    Issuance of 217,365 shares of common
       stock in connection with acquisition               --         2,174     4,993,223             --       --          4,995,397
    Preferred stock dividends                             --         --            --           (977,500)     --           (977,500)
    Net income                                            --         --            --            903,766      --            903,766
                                                    -----------    -------   -----------     -----------   --------     -----------

BALANCE, SEPTEMBER 30, 1996                         $11,500,000    $35,593   $27,740,483     $(4,169,562)  $  --        $35,106,514
                                                    ===========    =======   ===========     ===========   ========     ===========

        The accompanying notes are an integral part of these statements.

                       MOTHERS WORK, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              Year Ended September 30
                                                                -------------------------------------------------
                                                                      1994              1995             1996
                                                                --------------    --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                            $    1,845,851    $   (6,635,854)  $      903,766
   Adjustments to reconcile net income (loss) to net cash
      used in operating activities-
          Extraordinary item, before income
              tax benefit                                                --            6,386,573            --
          Depreciation and amortization                              2,760,452         5,814,529       10,161,531
          Noncash portion of the nonrecurring
              charges                                                    --            2,107,773            --
          Imputed interest on debt                                      13,651            21,202          103,284
          Deferred tax liability (benefit)                            (179,221)         (814,125)       1,444,151
          Amortization of deferred financing costs                       --              260,305          418,737
          Provision for deferred rent                                  708,615           805,526          685,749
    Changes in assets and liabilities, net of effects
       from purchases of businesses-
          Decrease (increase) in--
              Receivables                                             (221,937)       (2,452,597)       2,986,011
              Inventories                                           (7,275,870)       (6,470,888)     (15,879,647)
              Prepaid expenses and other                              (703,320)        1,440,952           64,014
          Increase (decrease) in--
              Accounts payable and accrued
                  expenses                                           2,585,796        (7,717,337)      (4,283,509)
              Accrued store closings                                     --            1,196,719       (2,975,657)
              Accrued income taxes                                    (244,554)         (545,645)           --
              Other liabilities                                          --              162,916          977,500
                                                                --------------    --------------   --------------
                  Net cash used in
                      operating activities                            (710,537)       (6,439,951)      (5,394,070)
                                                                --------------    --------------   --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of businesses, net of cash acquired                     (915,406)      (47,972,035)      (2,442,865)
    Purchases of property, plant and equipment                      (8,045,495)      (10,943,951)     (13,445,841)
    Increase in intangible and other assets                           (909,903)       (1,196,250)      (1,412,008)
    Sales of investments in marketable securities                    1,258,496             --               --
                                                                --------------    --------------   --------------
                  Net cash used in
                      investing activities                          (8,612,308)      (60,112,236)     (17,300,714)
                                                                --------------    --------------   --------------

                                 --(continued)--

                       MOTHERS WORK, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 --(continued)--

                                                                               Year Ended September 30
                                                                ---------------------------------------------------------
                                                                      1994              1995              1996
                                                                --------------    ----------------  ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase in line of credit and cash overdrafts,
       net                                                               --                --       $     8,638,586
    Proceeds from issuance of long-term debt                         9,863,800         143,418,430        2,340,000
    Repayments of long-term debt                                    (1,012,728)        (58,536,641)        (376,464)
    Debt issuance costs                                                  --             (5,840,059)        (305,930)
    Payments upon early extinguishment of debt                           --             (4,656,562)           --
    Net proceeds from sales of common stock                              --                  --           4,396,000
    Issuance of warrants                                                 --              1,000,000            --
    Proceeds from exercise of options and warrants                     104,002              13,142          134,547
                                                                --------------    ----------------  ---------------
                  Net cash provided by
                      financing activities                           8,955,074          75,398,310       14,826,739
                                                                --------------    ----------------  ---------------
NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                                  (367,771)          8,846,123       (7,868,045)

CASH AND CASH EQUIVALENTS,
    BEGINNING OF YEAR                                                  652,128             284,357        9,130,480
                                                                --------------    ----------------  ---------------
CASH AND CASH EQUIVALENTS,
    END OF YEAR                                                 $      284,357    $      9,130,480  $     1,262,435
                                                                ==============    ================  ===============

        The accompanying notes are an integral part of these statements.

                       MOTHERS WORK, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Business

Mothers Work, Inc. was incorporated in Delaware in 1980 and is a specialty retailer and manufacturer of maternity clothing and upscale "bridge" women's apparel operating in 468 retail store locations (including 27 leased departments) throughout the United States.

Principles of Consolidation

The consolidated financial statements include the accounts of Mothers Work, Inc. and its wholly owned subsidiaries, Cave Springs, Inc., Mothers Work (R.E.), Inc., The Page Boy Company, Inc. and Motherhood Maternity International, Inc. (collectively, the Company) as of September 30, 1996. All significant intercompany transactions and accounts have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents for the purpose of determining cash flows. At September 30, 1996, cash and cash equivalents include cash on hand, cash in the bank and certificates of deposit. Cash overdrafts are included in accounts payable.

Statement of Cash Flows Information

In fiscal 1994, 1995 and 1996, the Company paid $314,174, $2,833,214 and
$12,137,535 in interest, respectively. Income taxes paid in fiscal 1994 and 1995 were $1,667,885 and $340,949, respectively, and income taxes refunded in fiscal 1996 were $2,524,525. Capital lease obligations of $946,685 and $124,594 were incurred on equipment leases entered into in fiscal 1994 and 1995, respectively.

The following table lists noncash assets that were acquired and liabilities that were assumed as a result of the acquisitions discussed in Note 2:

                                                      Year Ended September 30
                                              ----------------------------------------
                                                 1994          1995           1996
                                             -----------   ------------    -----------
Noncash Assets:
  Accounts receivable                        $    33,385   $  2,156,704    $     --
  Inventories                                    768,699     13,423,409      2,908,666
  Prepaid expenses                                 --         1,811,739          --
  Property and equipment                         623,872     17,063,218      4,798,207
  Goodwill                                       817,913     39,994,807      2,308,912
  Other intangible assets                          --           487,560          --
  Deferred income taxes                            --         7,467,707      1,006,088
  Other assets                                   213,813        392,693         98,940
                                             -----------   ------------    -----------
    Net noncash assets acquired                2,457,682     82,797,837     11,120,813

Less - Assumed Liabilities:
  Accounts payable and accrued expenses       (1,542,276)   (19,000,333)    (3,682,551)
  Accrued store closings                           --        (4,325,469)         --
  Common stock issued to seller                    --             --        (4,995,397)
  Preferred stock issued to seller                 --       (11,500,000)         --
                                             -----------   ------------    -----------
    Net cash used in investing activities    $   915,406   $ 47,972,035    $ 2,442,865
                                             ===========   ============    ===========

The above amounts were recorded under the purchase method of accounting and were based on all available information and management's best estimates. The September 30, 1996 amounts include adjustments made to original estimates related to the Pea and Motherhood acquisitions (see Note 2). To the extent that the amounts related to the Episode acquisition require modification, they will be adjusted in fiscal 1997.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories manufactured by the Company include the cost of materials, freight, direct labor, manufacturing and distribution overhead.

Prepaid Expenses and Other

Included in prepaid expenses and other are preopening costs and deferred direct response advertising and catalog costs. Costs incurred prior to the opening of a new store are charged to expense over a three-month period after the store commences operations. Advertising and catalog costs are deferred and amortized over the period in which the related revenues are earned, not to exceed six months. Advertising and catalog expenses were $1,570,663, $2,503,732 and $4,448,821 in fiscal 1994, 1995 and 1996, respectively.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Additions or improvements are capitalized, while repairs and maintenance are charged to expense. Depreciation is provided over the estimated useful lives of the assets using the straight-line method. The estimated useful lives are 40 years for the building, five to ten years for furniture and equipment and the shorter of the estimated useful life or lease term for leasehold improvements.

Intangible Assets

Goodwill, leasehold interests and other intangible assets are amortized over 20 years, the lease term and 5 to 10 years, respectively. Amortization of intangible assets was $296,053, $1,094,733 and $2,614,796 in fiscal 1994, 1995 and 1996, respectively.

Deferred Financing Costs

Deferred financing costs relate to debt issued in fiscal 1995 and 1996 and are amortized over the terms of the related debt using the effective interest method. Amortization of deferred financing costs was $260,305 and $418,737 in fiscal 1995 and 1996, respectively.

Deferred Rent

Rent expense on leases is recorded on a straight-line basis over the lease period. The excess of rent expense over the actual cash paid has been recorded as deferred rent.

Net Income (Loss) Per Common Share

Net income (loss) per common share is calculated utilizing the modified treasury stock method because the Company's outstanding options and warrants exceed 20% of the number of common shares outstanding at the end of the period. Presently, per-share computations under the modified treasury stock method are the same as the treasury stock method. All per-share amounts are based upon the weighted average common shares and dilutive common share equivalents outstanding during the period, except where antidilutive.

Primary and fully diluted net income (loss) per common share for fiscal 1995 and 1996 have been computed after deducting dividends accrued on the preferred stock of $162,916 and $977,500, respectively. Fully diluted earnings (loss) per share is not presented as it is not materially different than the primary calculation for the periods presented. Fully diluted earnings per share excludes the effect of the preferred stock conversion, as this would be antidilutive.

Reclassifications

Certain reclassifications were made to the prior years' financial statements to conform to the current year presentation.

Adoption of New Accounting Standards

In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that full recoverability is questionable. Management evaluates the recoverability of goodwill and other long-lived assets and several factors are used in the valuation including, but not limited to, management's future operating plans, recent operating results and projected cash flows. The Company will adopt SFAS No. 121 in the first quarter of fiscal 1997 and anticipates an asset writedown of approximately $250,000.

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which the Company is required to adopt in the first quarter of fiscal 1997. SFAS No. 123 establishes accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. Under SFAS No. 123, the Company may either adopt the new fair-value-based accounting method or continue the intrinsic-value-based method under APB 25, "Accounting for Stock Issued to Employees," and provide pro forma disclosures of net earnings and earnings per share as if the accounting provisions of SFAS No. 123 had been adopted. The Company plans to adopt only the disclosure requirements of SFAS No. 123; therefore, such adoption will have no effect on the Company's consolidated operating results.

2. ACQUISITIONS:

In February 1994, the Company acquired The Page Boy Company, Inc. (Page Boy) for $1,000,000 in cash. The purchase price was allocated to the fair value of the net assets acquired, with $818,000 allocated to goodwill under the purchase method of accounting.

On April 5, 1995, the Company acquired A Pea in the Pod, Inc. (Pea) for $25,487,000, in cash, including transaction costs, and the assumption of $2,459,000 in funded debt. The purchase price and the repayment of the funded debt was financed with borrowings from a bank and an insurance company. The purchase price was allocated to the fair value of the net assets acquired, with $21,524,000 allocated to goodwill under the purchase method of accounting. During fiscal 1996, the goodwill was adjusted to $22,530,000 to reflect refinements of estimates for certain accrued expenses (see Note 12).

On August 1, 1995, the Company acquired Motherhood Maternity Shops, Inc. (Motherhood) for $33,985,000, including transaction costs, and the assumption of $20 million in funded debt and accrued interest. Approximately $22,485,000 was paid in cash and $11.5 million was paid with newly issued preferred stock (see
Note 8). The purchase price was allocated to the fair value of the net assets acquired, with $18,471,000 allocated to goodwill under the purchase method of accounting. During fiscal 1996, the goodwill was adjusted to $19,774,000 to reflect refinements of estimates for certain accrued expenses. The cash portion of the purchase price and the repayment of the funded debt and accrued interest were financed with the sale of Senior Unsecured Notes (see Note 7). Of the 41,000 shares of preferred stock issued to the owners of Motherhood, 21,392 shares, representing $6 million in value, were placed in escrow. Such shares, plus accrued and unpaid dividends, are subject to set-off against any indemnification payments that may become due. The preferred stock will be released from escrow, net of any claims, over a three-year period ending August 1, 1998.

On June 1, 1996, the Company assumed leases, acquired associated assets and inventory of 21 stores of Episode USA Inc. (Episode) for $7.4 million, including transaction costs. Approximately $2.4 million was paid in cash and $5 million was paid through the issuance of 217,365 shares of Mothers Work common stock. The purchase price was allocated to the fair value of the assets acquired under the purchase method of accounting. No goodwill was recorded in this transaction. In connection with the acquisition, the Company entered into a licensing and distribution agreement with the seller, Toppy International, Inc.
(Toppy) (see Note 12). Costs associated with these agreements will be expensed as incurred.

If the Pea, Motherhood and Episode acquisitions would have occurred on October 1, 1994, unaudited pro forma net sales would have been approximately $184,201,000, unaudited pro forma net loss before extraordinary item would have been approximately $10,049,000, and unaudited pro forma net loss per share would have been approximately $3.16 for the year ended September 30, 1995.

If the Episode acquisition would have occurred on October 1, 1995, unaudited pro forma net sales would have been approximately $209,648,000, unaudited pro forma net loss would have been approximately $2,407,000, and unaudited pro forma net loss per share would have been approximately $0.68 for the year ended September 30, 1996.

3. INVENTORIES:
                                                            September 30
                                                      -------------------------
                                                          1995        1996
                                                     ------------  -----------

       Finished goods                                $ 30,442,820  $45,496,732
       Work-in-process                                  2,254,568    2,107,453
       Raw materials                                    5,723,798    9,605,314
                                                     ------------  -----------
                                                     $ 38,421,186  $57,209,499
                                                     ============  ===========
4. PROPERTY, PLANT AND EQUIPMENT:
                                                            September 30
                                                     --------------------------
                                                          1995        1996
                                                     -----------   ------------

       Land                                          $ 1,400,000   $  1,400,000
       Building and improvements                       3,877,533      8,488,598
       Furniture and equipment                        12,180,316     14,869,223
       Leasehold improvements                         27,920,972     33,889,168
                                                     -----------   ------------
                                                      45,378,821     58,646,989
       Accumulated depreciation and amortization      (8,137,882)   (13,195,875)
                                                     -----------   ------------
                                                     $37,240,939   $ 45,451,114
                                                     ===========   ============

In order to consolidate the Motherhood acquisition with existing operations, the Company purchased a headquarters, manufacturing and distribution facility in 1995. The Motherhood operations were moved to the facility in August 1995, and the remaining operations were moved through the second quarter of fiscal 1996. In fiscal 1995, the Company accrued $900,000 for relocation expenses and the termination of the lease on its former facility. This expense is included in nonrecurring charges on the accompanying statement of operations for fiscal 1995. The remaining accrual for relocation expenses of approximately $290,000 is considered adequate to cover the costs, including the remaining lease payments, to vacate the premises.

5. ACCRUED EXPENSES:

                                                             September 30
                                                       -------------------------
                                                           1995         1996
                                                       -----------   -----------
     Accrued salaries, wages and employee benefits     $ 2,965,352   $ 3,587,135
     Accrued interest                                    1,966,379     2,121,414
     Accrued sales tax                                     909,798     1,166,897
     Other                                               4,536,133     5,636,154
                                                       -----------   -----------
                                                       $10,377,662   $12,511,600
                                                       ===========   ===========

6. LINE OF CREDIT:

In August 1995, the Company entered into a three-year, $19 million working capital and letter of credit facility, including a $4 million letter of credit to collateralize an Industrial Revenue Bond (the Working Capital Facility). The Working Capital Facility is secured by substantially all of the assets of the Company, excluding raw materials inventory. On May 31, 1996, concurrent with the Episode acquisition (see Note 2), and in order to provide the Company with additional borrowing capacity, the revolving credit portion of the Working Capital Facility was increased from $15 million to $20 million. The Working Capital Facility expires in August 1998. The Company had $6.6 million in borrowings and $3.9 million in additional letters of credit issued under the Working Capital Facility at September 30, 1996, including $1 million to serve as collateral on an outstanding mortgage note (see Note 7). All of the subsidiaries of Mothers Work, Inc. are jointly and severally liable for obligations under the Working Capital Facility.

The interest rate on borrowings under the Working Capital Facility can be selected by the Company from one of the following two alternatives: (i) the Alternate Base Rate (8.25% at September 30, 1996) plus 1.5%, or (ii) the Adjusted LIBOR Rate (5.625% at September 30, 1996) plus 3%. The Alternate Base Rate is defined as a fluctuating rate of interest equal to the greater of the Bank's National Commercial Rate, or (b) the Federal Funds Effective Rate, as defined, plus one-half of 1%. Adjusted LIBOR means the London Interbank Offered Rate, adjusted at all times for statutory reserves. Overdue amounts under the Working Capital Facility bear interest at 2% above the interest rate then in effect. Interest on Alternate Base Rate loans is payable quarterly and interest on Adjusted LIBOR Rate loans is payable at the end of the relevant interest period (and quarterly in the case of interest periods in excess of three months).

The Working Capital Facility includes various restrictive covenants prohibiting Mothers Work, Inc. and its subsidiaries, with certain limited exceptions, from, among other things, incurring additional indebtedness and making dividend, redemption and certain other payments. The Working Capital Facility also contains financial covenants including current ratio, net income, total senior funded debt to operating cash flow and interest coverage, as defined, and various events of default.

Prior to August 1995, the Company had several different lines of credit. In fiscal 1995 and 1996, the highest outstanding line of credit balances were $11,930,683 and $9,241,193, the average outstanding balances were $5,835,722 and $6,050,510, and the weighted average interest rates were 8.74% and 9.75%, respectively.

7. LONG-TERM DEBT:

                                                                          September 30
                                                                    ------------------------
                                                                        1995         1996
                                                                    -----------  -----------
   12-5/8% Senior Unsecured Exchange Notes, due 2005                $90,115,599  $90,218,882

   Industrial Revenue Bonds, interest is variable (5.55% at
      September 30, 1996), principal due annually through
      2025 (collateralized by a $4 million letter of credit).         4,000,000    3,915,000

   Mortgage notes:
       Interest at 3%, principal due monthly to 2011
         (collateralized by a $1 million letter of credit and a
         second mortgage on certain property and
         equipment at the Company's headquarters).                         --      1,964,621
       Interest at 2%, principal due monthly to 2011
         (collateralized by certain equipment at the
         Company's headquarters).                                          --        291,382
       Interest at 4.25%, principal due monthly to 2001
         (collateralized by certain equipment at the
         Company's headquarters).                                          --        263,689

   Capital lease obligations                                            797,213      576,059

   Other                                                                460,000      210,000
                                                                    -----------  -----------
                                                                     95,372,812   97,439,633
   Less - Current portion                                              (770,133)    (758,911)
                                                                    -----------  -----------
                                                                    $94,602,679  $96,680,722
                                                                    ===========  ===========

Long-term debt maturities as of September 30, 1996 are as follows:

               1997                                            $   758,911
               1998                                                422,249
               1999                                                376,009
               2000                                                366,168
               2001                                                277,869
               2002 and thereafter                              97,019,545
                                                               -----------
                                                                99,220,751
               Less- Unamortized discount                       (1,781,118)
                                                               -----------
                                                               $97,439,633
                                                               ===========

In connection with the Motherhood acquisition, the Company sold 12-5/8% Senior Unsecured Notes due 2005 (the Notes) with a face amount of $92 million. The Notes were issued at 97.934% of their face amount, resulting in an annual effective interest rate of 13%. Interest on the Notes is payable semiannually in cash on February 1 and August 1, commencing February 1, 1996. The Notes were issued by Mothers Work, Inc. and are unconditionally guaranteed on a senior basis by each subsidiary (see Note 13). The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after August 1, 2000, at 106.250% of their face amount, plus accrued interest, declining ratably to 100% of their face amount on and after August 1, 2002, plus accrued interest. In addition, at the option of the Company at any time prior to August 1, 1998, up to 35% of the aggregate face amount of the Notes may be redeemed from the proceeds of one or more public stock offerings (as defined) at 110% of their face amount, plus accrued interest, provided that $58.5 million of Notes remain outstanding immediately after such redemption. In November 1995, the Company completed an exchange offer whereby the Notes were exchanged for 12-5/8% Senior Unsecured Exchange Notes due 2005 which have been registered under the Securities Act of 1933.

The proceeds from the sale of the Notes were used to acquire Motherhood and repay the debt incurred in the Pea acquisition. The early extinguishment of the Pea debt resulted in an extraordinary charge of $6,387,000 before the related income tax benefit. The charge was comprised of a prepayment penalty of $3,550,000, the write-off of deferred financing costs of $1,730,000 and unamortized original issued discount of $976,000, and fees and expenses of $131,000. In connection with the debt issued in the Pea acquisition, warrants were issued to purchase 140,123 of the Company's common stock at $.01 per share. The warrants were valued at $1 million and remain outstanding (see Note 10).

In connection with the purchase of the land and building for $4,458,000 (see
Note 4) and the related improvements to the building including fixtures and equipment, the Company received $6,590,000 in government-assisted financing, of which $2,340,000 was received during fiscal 1996. The financing is comprised of $4 million of Industrial Revenue Bonds (the Bonds), a $2 million mortgage from the Pennsylvania Industrial Development Authority and loans totaling $590,000 from the Philadelphia Industrial Development Corporation.

The Company has entered into several leases for equipment, which have been accounted for as capital leases. The capitalized cost of $1,381,056 and $1,164,214 is included in furniture and equipment at September 30, 1995 and 1996, respectively. The accumulated amortization on capital leases is $553,482 and $633,333 at September 30, 1995 and 1996, respectively. The present value of the minimum lease payments is as follows:

                                                          September 30
                                                     ----------------------
                                                        1995        1996
                                                     ----------   ---------
         Total minimum lease payments                $  948,351   $ 657,579
         Less -  Amount representing interest          (151,138)    (81,520)
                                                     ----------   ---------
         Present value of minimum lease payments     $  797,213   $ 576,059
                                                     ==========   =========

8. COMMON AND PREFERRED STOCK:

Private Placement

On May 31, 1996, the Company completed a private placement of 200,000 shares of its common stock to a number of institutional investors at $22.25 per share. The Company used the proceeds to pay the cash portion of the purchase price for the Episode assets (see Note 2), to finance the opening of additional stores and for general working capital purposes.

Preferred Stock

In connection with the Motherhood acquisition, the Company issued 41,000 shares of Series A Cumulative Convertible Preferred Stock (the Series A Preferred Stock) with a stated value of $11.5 million. The Series A Preferred Stock has a preference in liquidation equal to the stated value, plus accrued but unpaid dividends. The Company may redeem (but is under no obligation to do so) the Series A Preferred Stock at any time at a price equal to liquidation preference, subject to certain limitations imposed by the Working Capital Facility and the holders of the Notes.

The holders of the Series A Preferred Stock are entitled to receive annual cash dividends, when declared by the Company's Board of Directors, equal to 8.5% of the stated value ($977,500 per year). Dividends are cumulative to the extent not paid and compound annually at 8.5%. No dividends may be paid on common stock or any other shares of capital stock of the Company ranking junior to the Series A Preferred Stock (other than dividends payable in shares of common stock), until all cumulative and current dividends on Series A Preferred Stock have been declared and paid in full. As of September 30, 1996, accrued dividends on the Series A Preferred Stock were $1,140,416 and are classified as long-term liabilities.

The Series A Preferred Stock is convertible into shares of common stock (i) between August 1, 2000 and November 1, 2006, at an initial conversion rate (subject to adjustments for stock splits, stock dividends, recapitalizations and similar events) equal to ten shares of common stock for each share of Series A Preferred Stock, or (ii) after November 1, 2006, at an initial conversion rate determined by dividing the aggregate stated value of all shares of Series A Preferred Stock to be converted by 90% of the then-market price of the common stock, as defined. After a holder's exercise of the conversion right under (i) above, the Company may only redeem the Series A Preferred Stock from the proceeds of an equity offering. The limitation on this redemption right may only be modified with the consent of the holders of a majority of the outstanding principal amount of the Notes. Upon any conversion, the holder of the Series A Preferred Stock to be converted is entitled to receive payment of all accrued and unpaid dividends in cash unless the Company is prohibited by limitations contained in the Notes. In the case of a conversion under (i) above, if dividends are not paid in cash, the Company will issue a note with interest at the prime rate, payable beginning one year after the date of conversion. The note will be subordinated to the Notes and will be payable only to the extent permitted under the restrictions contained in the Notes. If the note is not paid by August 1, 2003, then all principal and accrued interest may be converted into that number of shares of common stock determined by dividing the amount due by the then-market price, as defined. In the case of a conversion under (ii) above, if accrued dividends are not paid in cash, then such dividends are convertible into common stock on the same basis as the shares of Series A Preferred Stock.

In connection with the Rights Agreement (see Note 9), the Company authorized 10,000 shares of Series B Junior Participating Preferred Stock (the Series B Preferred Stock). The Series B Preferred Stock can be purchased in units equal to one one-thousandth of a share (the Series B Units) under the terms of the Rights Agreement (see Note 9). The holders of the Series B Units are entitled to receive dividends when and if declared on Common Stock. Series B Units are junior to the Common Stock and Series A Preferred Stock for both dividends and liquidations. Each Series B Unit votes as one share of Common Stock.

9. RIGHTS AGREEMENT:

Under the Rights Agreement, the Company has one Right outstanding for each share of Mothers Work common stock now or hereafter outstanding. Under certain limited conditions as defined in the Rights Agreement, each Right entitles the registered holder to purchase from the Company one Series B Unit at $85 per share subject to adjustment. The rights expire on October 9, 2005 (the Final Expiration Date).

The Rights are not exercisable until the Distribution Date (as defined in the Rights Agreement) which will occur upon the earlier of (i) ten business days following a public announcement that an Acquiring Person has acquired beneficial ownership of 10% or more of Mothers Work's outstanding common stock, or (ii) ten business days following the commencement of a tender offer or exchange offer that would result in a person or group owning 10% or more of Mothers Work's outstanding common stock.

The Rights have certain anti-takeover effects. The Rights will cause substantial dilution to a person or group that attempts to acquire the Company without conditioning the offer on the redemption of the Rights. The rights can be mandatorily redeemed by action of a majority of the independent directors at any time prior to the earlier of the Final Expiration Date and the Distribution Date for $.01 per right.

Upon exercise and the occurrence of certain events as defined in the Rights Agreement, each holder of a Right, except the Acquiring Person, will have the right to receive Mothers Work common stock or common stock of the acquiring company having a value equal to two times the exercise price of the Right.

10. STOCK OPTION PLAN:

The Company has a stock option plan (the 1987 Stock Option Plan), which provides for the grant of common stock options to eligible employees and others. Options granted may be at the fair market value of the stock or at a price determined by a committee of the Board. The stock options vest over varying periods up to five years and are exercisable over a period determined by the committee, but not longer than ten years.

In fiscal 1996, the 1987 Stock Option Plan was amended to provide for the grant of up to 725,000 shares of common stock. In fiscal 1994, the Company granted 70,672 options at exercise prices ranging from $11 to $17.75 per share to certain officers, including 30,000 options at an exercise price of $13 per share to officers who are also Board members. In fiscal 1995, the Company granted 137,506 options at exercise prices ranging from $10.25 to $16.50 per share to certain officers, including 81,810 options at an exercise price of $11.25 per share to officers who are also Board members. In fiscal 1996, the Company granted 90,000 options at an exercise price of $13.50 per share to certain officers, including 60,000 options to officers who are also Board members.

Information with respect to the 1987 Stock Option Plan, as amended, is as follows:

                                                  Aggregate       Option Price
                                        Shares      Price          Per Share
                                       -------   -----------    ----------------

   Outstanding, September 30, 1993      72,459   $   383,805    $ 1.67 - $ 11.00
       Granted                         147,281     1,926,116     11.00 -   19.50
       Exercised                       (12,141)      (55,272)     1.67 -    4.60
       Canceled                        (31,550)     (367,318)     4.19 -   16.50
                                       -------   -----------
   Outstanding, September 30, 1994     176,049     1,887,331      1.67 -   19.50
       Granted                         272,059     3,117,390     10.25 -   18.75
       Exercised                        (2,394)      (13,142)     2.93 -   11.00
       Canceled                        (69,667)     (962,362)     2.93 -   17.38
                                       -------   -----------
   Outstanding, September 30, 1995     376,047     4,029,217      1.67 -   19.50
       Granted                         210,000     2,889,800     13.50 -   22.75
       Exercised                       (19,715)     (134,547)     4.19 -   13.50
       Canceled                        (85,090)   (1,161,143)    10.25 -   22.75
                                       -------   -----------
   Outstanding, September 30, 1996     481,242   $ 5,623,327      1.67 -   18.75
                                       =======   ===========

At September 30, 1996, there were 207,892 options available for grant under the 1987 Stock Option Plan. In addition, there were 222,319 exercisable options at prices ranging from $1.67 to $13.50 per share. The aggregate exercise price of these options was $2,454,925. At September 30, 1996, warrants are outstanding to purchase 7,465 shares of common stock at an exercise price of $2.72 per share, which expire on January 31, 1997, and 140,123 shares of common stock at an exercise price of $0.01, which expire on April 5, 2002.

In fiscal 1994, the shareholders approved the Director Stock Option Plan (Director Plan), which provides for the grant of 2,000 options to each director on an annual basis. Options granted under the Director Plan are nonqualified, have an exercise price equal to fair market value, a ten-year term and fully vest on the grant date. A total of 200,000 shares of common stock were reserved for issuance under the Director Plan, with 16,000 options granted at an exercise price of $18.25 per share in fiscal 1994, 14,000 options granted at an exercise price of $9.50 per share in fiscal 1995 and 12,000 options granted at an exercise price of $14.50 per share in fiscal 1996.

11. INCOME TAXES:

Income taxes (benefit) are comprised of the following:

                                            Year Ended September 30
                                       ----------------------------------
                                          1994        1995        1996
                                       ----------  ---------   ----------

        Current provision (benefit)    $1,423,331  $(893,214)  $  384,421
        Deferred provision (benefit)     (179,221)    45,927    1,444,151
                                       ----------  ---------   ----------

                                       $1,244,110  $(847,287)  $1,828,572
                                       ==========  =========   ==========

The extraordinary item generated an additional income tax benefit of $2,171,435 in fiscal 1995, of which $1,311,383 was a current tax benefit and $860,052 was a deferred tax benefit.

The reconciliation of the statutory federal rate to the Company's effective income tax rate on the income (loss) before extraordinary item is as follows:

                                                   Year Ended September 30
                                              ---------------------------------
                                              1994          1995           1996
                                              ----         -----           ----

        Statutory tax rate                    34.0%        (34.0)%         34.0%
        State taxes, net of federal benefit    3.6          --              3.7
        Amortization of goodwill                .9           8.0           27.3
        Other                                  1.8            .1            1.9
                                              ----         -----           ----
                                              40.3%        (25.9)%         66.9%
                                              ====         =====           ====

The deferred tax effects of temporary differences giving rise to the Company's deferred income tax assets are as follows:

                                                             September 30
                                                        ------------------------
                                                           1995         1996
                                                        ----------   ----------
    Deferred tax assets:
        Net operating loss carryforwards                $2,381,177   $2,765,391
        Depreciation of property, plant and equipment    3,163,110    2,076,929
        Deferred rent                                      653,175      826,557
        Inventory reserves                                 339,389      995,124
        Store closings accrual                           1,760,377         --
        Employee benefit accruals                          278,417      381,941
        Other accruals                                     878,558    1,262,806
        Alternative minimum tax credit carryforward         99,778      528,509
        Other                                              116,693      261,327
                                                        ----------   ----------
                                                         9,670,674    9,098,584
    Deferred tax liabilities:
        Prepaid expenses                                  (203,714)    (175,665)
        Other                                             (589,511)    (366,048)
                                                        ----------   ----------
                                                        $8,877,449   $8,556,871
                                                        ==========   ==========

The Company has net operating loss carryforwards for tax purposes of approximately $8,034,000 which expire in 2009 through 2011, of which $4,309,000 were acquired in the acquisitions of Pea and Motherhood. The Company also has alternative minimum tax credits of approximately $529,000 which can be utilized against regular income taxes in the future. While the acquired net operating loss carryforwards are subject to certain annual limitations due to the change in ownership, the Company does not expect the limitations to reduce its ability to ultimately use such carryforwards. The entire tax benefit of the net operating loss carryforwards has been recorded as a deferred income tax asset, as it is more likely than not that it will be realized during the carryforward period. The tax benefit of the acquired net operating loss carryforwards was recorded under the purchase method of accounting, while the remainder of the benefit was recorded as an income tax benefit in the accompanying statement of operations.

No valuation allowance has been provided for the net deferred tax assets. Based on the Company's historical levels of taxable income, as adjusted for the nonrecurring charges in fiscal 1995, the nondeductibility of goodwill amortization and the extraordinary items in fiscal 1993 and 1995, management believes it is more likely than not that the Company will realize the benefit of the net deferred tax assets existing at September 30, 1996. Furthermore, management believes the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income. There can be no assurance, however, that the Company will generate taxable earnings or any specific level of continuing earnings in the future.

12. COMMITMENTS AND CONTINGENCIES:

The Company leases its retail facilities and certain equipment under various noncancelable operating leases. Certain of these leases have renewal options. Future minimum lease payments as of September 30, 1996 are as follows:

                     1997                                      $ 24,249,742
                     1998                                        23,183,982
                     1999                                        20,864,590
                     2000                                        19,225,615
                     2001                                        17,427,481
                     2002 and thereafter                         36,467,467
                                                               ------------
                                                               $141,418,877
                                                               ============

Rent expense, including common area maintenance, was $10,236,212, $18,081,333 and $30,196,546 in fiscal 1994, 1995 and 1996, respectively.

In connection with the Episode acquisition, the Company entered into a licensing agreement and distribution agreement to operate the Episode stores in their current format and under their current name. The Company licensed the Episode trademark and is required to pay through a royalty of 5% of sales, with the royalty payment not to exceed $4.5 million. The distribution agreement provides for Toppy to sell inventory to the Company with certain Toppy trademarks. The distribution agreement also permits the Company to manufacture articles with such trademarks in consideration of the payment by the Company to Toppy of a 2% royalty on all sales of such manufactured articles by the Company. Additionally, Mothers Work is required to have items purchased from Toppy represent 50% of the inventory value at each Episode store.

From time to time, the Company is named as a defendant in legal actions arising from its normal business activities. Although the amount of any liability that could arise with respect to currently pending actions cannot be accurately predicted, in the opinion of the Company, any such liability will not have a material adverse effect on the financial position or operating results of the Company.

In connection with the Pea acquisition, Mothers Work (R.E.), Inc. assumed Pea's outstanding litigation and potential claims. On February 7, 1994, a civil complaint was filed in a United States District Court against Pea and its then-officers and Board of Directors, and its former preferred shareholders. The complaint alleges omissions by the defendants in connection with Pea's initial public offering and seeks rescission or damages of up to $9.7 million and attorney's fees. The complaint has been certified as a class action for certain claims and denied class action status for one claim. While the ultimate outcome of this matter cannot be determined at this time, management and legal counsel believe the Company's potential liability, if any, has been adequately reserved. In November 1996, an action was filed in the District Court of Dallas County, Texas containing similar claims and including the underwriters in the Pea initial public offering.

In August 1995, Pea's founders, who were formerly members of its management and who ceased employment prior to the acquisition, filed a lawsuit claiming damages for wrongful termination, breach of employment agreement, mental anguish, emotional distress and punitive damages. In April 1996, in order to avoid the costs and uncertainties of further litigation, the Company settled this lawsuit. This settlement has been accounted for in conjunction with the purchase method of accounting for the Pea acquisition.

13. SUBSIDIARY GUARANTORS:

Pursuant to the terms of the indenture relating to the 12-5/8% Senior Unsecured Exchange Notes due 2005, the direct subsidiaries of Mothers Work, Inc.--consisting of Cave Springs, Inc., The Page Boy Company, Inc., Mothers Work (R.E.), Inc. (d/b/a/ A Pea in the Pod, Inc.), and Motherhood Maternity Shops, Inc. (collectively, the Guarantors)--have, jointly and severally, unconditionally guaranteed the obligations of Mothers Work, Inc. with respect to these notes. The operations of Motherhood Maternity Shops, Inc. were merged into the operations of Mothers Work, Inc. as of September 30, 1996. The only subsidiary of the Company that is not a Guarantor is Motherhood International, Inc. (International). International is an indirect, wholly owned subsidiary of the Company which is inconsequential to the assets and operations of the Company and to the Guarantors in that it has no assets or operations and, accordingly, does not contribute to the revenue or profits of the Company or any of the Guarantors. There are no restrictions on the ability of any of the Guarantors to transfer funds to Mothers Work, Inc. in the form of loans, advances or dividends, except as provided by applicable law.

Accordingly, set forth below is certain summarized financial information (within the meaning of Section 1-02[bb] of Regulation S-X) for the Guarantors, as of and for the year ended September 30, 1996:

                                                           September 30, 1996
                                                           ------------------
              Current assets                                  $ 5,601,825
              Noncurrent assets                                20,963,279
              Current liabilities                               3,059,322
              Noncurrent liabilities                            3,835,768

                                                           For the Year Ended
                                                           September 30, 1996
                                                           ------------------
              Net sales                                       $51,284,307
              Costs and expenses                               40,273,798
              Net income                                        7,158,349

The summarized financial information for the Guarantors has been prepared from the books and records maintained by the Guarantors and the Company. The summarized financial information may not necessarily be indicative of the results of operations or financial position had the Guarantors operated as independent entities. Certain intercompany sales included in the subsidiary records are eliminated in consolidation. The Guarantors receive all inventory from and transfer all cash to Mothers Work, Inc., who, in turn, pays all expenditures on behalf of the Guarantors. An amount due to/due from parent will exist at any time as a result of this activity. The summarized financial information includes the allocation of material amounts of expenses such as corporate services, administration and taxes on income. The allocations are generally based on proportional amounts of sales or assets, and taxes on income are allocated consistent with the asset and liability approach used for consolidated financial statement purposes. Management believes these allocation methods are reasonable. The financial information of

Motherhood Maternity Shops, Inc. has been excluded from the table above due to the merger on September 30, 1996.

14. NONRECURRING CHARGES:

Nonrecurring charges for the year ended September 30, 1995, include $900,000 accrued for the relocation to the acquired facility (see Note 4) and $4,527,000 for planned closings of Mothers Work stores. On March 31, 1995, the Company implemented a one-year plan, due to excess capacity in certain markets, to close 38 Mothers Work stores and, in conjunction with the Pea acquisition, to close 15 Pea stores. Under the terms of the plan, stores were closed, leases terminated and inventory shipped to other store locations. The Company actually closed 43 Mothers Work stores and 11 Pea stores at a cost that was $341,000 less than was accrued, which was recorded as a reduction to selling, general and administrative expenses in fiscal 1996. The net sales and store operating income before corporate overhead allocations for the stores closed in fiscal 1996 that are included in the accompanying statement of operations for the year ended September 30, 1996, are $3,538,804 and $206,858, respectively.

15. EMPLOYMENT AND CONSULTING AGREEMENTS:

The Company has employment agreements with its Chief Executive Officer/Chairman of the Board (CEO), its President/Chief Operating Officer (COO), its Senior Vice President--Operations and its Head Pattern Maker. The CEO and COO have agreements which expire on September 30, 1999. These agreements provide for base compensation of $275,000 for fiscal 1997, increasing annually thereafter. On October 1 of each year the term of each agreement automatically extends for successive one year periods extending the expiration date into the third year after the extension. Additionally, the CEO and COO are entitled to an annual cash bonus and stock options based on performance, as defined.

The agreement with the Senior Vice President--Operations is through June 19, 1997, and provides for an initial base salary of $250,000 per year, incentive bonuses based upon specified goals and a one-time grant of 20,000 stock options. The agreement with the Head Pattern Maker is through July 17, 1997, and provides for an initial base salary of $100,000 per year, an annual bonus and a one-time grant of 3,000 stock options.

On October 1, 1996, the Company entered into a one-year agreement with an individual. The agreement requires the individual to perform consulting and advisory services for the Company in connection with the growth and strategic development of the maternity and Episode businesses. The agreement provides for payment of $200,000, payable in equal monthly installments, a grant of 16,667 fully vested stock options, and an obligation to serve as a Director of the Company, if elected. The stock options are exercisable up to one year after the individual ceases to be a Director of the Company.

16. RELATED-PARTY ACTIVITY:

The Company paid legal fees of approximately $1.1 million and $680,000 in fiscal 1995 and 1996, respectively, to a firm whose partner is a Director of the Company.

17. PROFIT-SHARING PLANS:

Effective January 1, 1993, the Company established a 401(k) savings plan for full-time employees who have at least one year of service and are 21 years of age. Employees can contribute up to 15% of their annual salary. The Company may make contributions to the plan, which vest over a five-year period. No Company contributions were made in fiscal 1994, 1995 or 1996.

In conjunction with the acquisition of Pea, the Company assumed responsibility for Pea's 401(k) Employees' Savings Plan. Employees who have at least one year of service may participate in the plan, and the Company may make contributions to the plan that vest over a four-year period. No Company contributions were made in fiscal 1995 or 1996. The Company terminated this plan in fiscal 1996 by merging the plan into the Mothers Work 401(k) Savings Plan. In conjunction with the acquisition of Motherhood, the Company assumed responsibility for the final distribution and termination of the Motherhood Retirement Savings Plan. The Company expects that final distributions of this plan will be made in fiscal 1997.