Form 10-Q
period 1996-12-31
MOTHERS WORK INC
filed 1997-02-14
CIK 896985

--------------------------------------------------------------------------------

                                  United States

                       Securities and Exchange Commission

                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

/X/ Quarterly Report Pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934


For the quarterly report ended               December 31, 1996
                               -------------------------------------------------

                                       or

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the transition period from                      to

                               ---------------------  --------------------------

Commission file number                           0-21196

                      ----------------------------------------------------------
                               Mothers Work, Inc.

--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                                     133045573

-------------------------------------------------     --------------------------
(State or other jurisdiction of incorporation              (I.R.S. Employer
             or organization)                            Identification No.)

456 North 5th Street, Philadelphia, Pennsylvania                19123
--------------------------------------------------------------------------------
   (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code        (215) 873-2200

                                                  ------------------------------







 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.      Yes /X/      No  / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
          Common Stock, $.01 par value - 3,559,317 shares outstanding as of January 31, 1997

--------------------------------------------------------------------------------

                       MOTHERS WORK, INC. AND SUBSIDIARIES
                       -----------------------------------

                                      INDEX
                                      -----

                                                                  Page
                                                                  ----

PART I  - FINANCIAL INFORMATION

Item 1.       Financial Statements (Unaudited)

        Consolidated Balance Sheets                                  1
        Consolidated Statements of Operations                        2
        Consolidated Statements of Cash Flows                        3
        Notes to Consolidated Financial Statements                   4

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations          6

PART II - OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K                      11

Exhibit Index                                                       13

                        MOTHERS WORK, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)


                                                                                               September 30,           December 31,
                                    ASSETS                                                         1996                    1996
                                                                                               -------------          -------------
CURRENT ASSETS:


       Cash and cash equivalents                                                               $   1,262,435          $   1,262,330
       Receivables

           Trade                                                                                   2,141,102              2,254,696
           Other                                                                                     146,924                247,486
       Inventories                                                                                57,209,499             52,424,019
       Deferred income taxes                                                                       3,815,002              3,815,002
       Prepaid expenses and other                                                                  1,791,070              2,045,689
                                                                                               -------------          -------------
                      Total current assets                                                        66,366,032             62,049,222
                                                                                               -------------          -------------

PROPERTY, PLANT AND EQUIPMENT, net                                                                45,451,114             45,390,528
                                                                                               -------------          -------------

OTHER ASSETS:

       Deferred income taxes                                                                       4,741,869              3,998,401
       Goodwill, net                                                                              40,989,708             40,429,307
       Other intangible assets, net                                                                1,310,900              1,295,376
       Deferred financing costs, net                                                               3,736,937              3,631,406
       Other assets                                                                                2,016,178              1,822,308
                                                                                               -------------          -------------
                      Total other assets                                                          52,795,592             51,176,798
                                                                                               -------------          -------------

                                                                                               $ 164,612,738          $ 158,616,548
                                                                                               =============          =============


                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

       Line of credit                                                                          $   6,558,193          $        --
       Current portion of long-term debt                                                             758,911                781,671
       Accounts payable                                                                            9,102,185              5,825,221
       Accrued expenses                                                                           12,511,600             15,678,591
                                                                                               -------------          -------------
                      Total current liabilities                                                   28,930,889             22,285,483
                                                                                               -------------          -------------

LONG-TERM DEBT                                                                                    96,680,722             96,583,687
                                                                                               -------------          -------------

ACCRUED DIVIDENDS ON PREFERRED STOCK                                                               1,140,416              1,412,487
                                                                                               -------------          -------------

DEFERRED RENT                                                                                      2,754,197              3,004,282
                                                                                               -------------          -------------

COMMITMENTS AND CONTINGENCIES (NOTE 6)
STOCKHOLDERS' EQUITY:

       Series A Cumulative convertible preferred stock, $.01 par value, $280.4878 stated value, 2,000,000 shares authorized, 41,000 shares issued and outstanding (liquidation value

           of $11,500,000)                                                                        11,500,000             11,500,000
       Series B Junior participating preferred stock, $.01 par value
           10,000 shares authorized in 1996, none outstanding                                           --                     --
       Common stock, $.01 par value, 10,000,000 shares authorized,
           3,559,277 and 3,559,317 shares issued and outstanding                                      35,593                 35,593
       Additional paid-in capital                                                                 27,740,483             27,740,892
       Accumulated deficit                                                                        (4,169,562)            (3,945,876)
                                                                                               -------------          -------------
           Total stockholders' equity                                                             35,106,514             35,330,609
                                                                                               -------------          -------------

                                                                                               $ 164,612,738          $ 158,616,548
                                                                                               =============          =============


        The accompanying notes are an integral part of these statements.

                        MOTHERS WORK, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                 Three Months Ended
                                                     December 31,
                                           -------------------------------
                                              1995                1996
                                           -----------         -----------

NET SALES                                  $50,050,409         $61,233,328
COST OF GOODS SOLD                          20,723,321          27,500,762
                                           -----------         -----------
             Gross Profit                   29,327,088          33,732,566
SELLING, GENERAL AND
       ADMINISTRATIVE EXPENSES              23,235,097          28,940,999
ASSET IMPAIRMENTS                                 --               247,900
                                           -----------         -----------
             Operating income                6,091,991           4,543,667
INTEREST EXPENSE, NET                        3,077,040           3,332,138
                                           -----------         -----------
             Income before income taxes      3,014,951           1,211,529
INCOME TAXES                                 1,435,372             743,468
                                           -----------         -----------
NET INCOME                                   1,579,579             468,061
PREFERRED DIVIDENDS                            244,375             244,375
                                           -----------         -----------
NET INCOME AVAILABLE TO
       COMMON STOCKHOLDERS                 $ 1,335,204         $   223,686
                                           ===========         ===========
NET INCOME PER COMMON SHARE                $      0.40         $      0.06
                                           ===========         ===========
WEIGHTED AVERAGE COMMON SHARES
       OUTSTANDING                           3,340,872           3,725,824
                                           ===========         ===========



   The accompanying notes are an integral part of these financial statements.

                        MOTHERS WORK, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                                       Three Months Ended
                                                                                                           December 31,
                                                                                               ------------------------------------
                                                                                                   1995                    1996
                                                                                               ------------            ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                                $  1,579,579            $    468,061
     Adjustments to reconcile net income to
       net cash provided by operating activities-
                  Depreciation and amortization                                                   2,420,562               2,866,735
                  Imputed interest on debt                                                           24,478                  27,763
                  Asset impairments                                                                    --                   247,900
                  Deferred tax expense                                                            1,151,787                 743,468
                  Amortization of deferred financing costs                                           99,758                 105,991
                  Provision for deferred rent                                                       217,411                 250,085
     Changes in assets and liabilities, net of effects
       from purchase of businesses-
                  Decrease (increase) in--
                    Receivables                                                                   1,020,875                (214,156)
                    Inventories                                                                  (8,148,183)              4,785,480
                    Prepaid expenses and other                                                       81,013                (277,979)
                  (Decrease) increase in--
                    Accounts payable and accrued expense                                          5,655,761                 880,410
                    Accrued store closings                                                         (694,261)                   --
                    Other liabilities                                                               244,375                 272,071
                                                                                               ------------            ------------
                       Net cash provided by operating activities                                  3,653,155              10,155,829
                                                                                               ------------            ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of businesses, net of cash acquired                                                 (278,000)                   --
     Purchases of property, plant and equipment                                                  (2,561,469)             (2,190,924)
     Increase in intangibles and other assets                                                       (54,627)                (69,970)
                                                                                               ------------            ------------
                       Net cash used in investing activities                                     (2,894,096)             (2,260,894)
                                                                                               ------------            ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Decrease in line of credit and cash overdrafts, net                                               --                (7,792,951)
     Repayments of long-term debt                                                                   (59,425)               (102,038)
     Debt issuance costs                                                                           (139,135)                   --
     Other                                                                                             --                       (51)
                                                                                               ------------            ------------
                       Net cash used in financing activities                                       (198,560)             (7,895,040)
                                                                                               ------------            ------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                                560,499                    (105)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                    9,130,480               1,262,435
                                                                                               ============            ============
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                       $  9,690,979            $  1,262,330
                                                                                               ============            ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during period for:
          Interest                                                                             $    232,081            $    400,577
                                                                                               ============            ============
          Income taxes                                                                         $       --              $       --
                                                                                               ============            ============

   The accompanying notes are an integral part of these financial statements.

                       MOTHERS WORK, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1996

                                   (Unaudited)

1. BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements are presented in accordance with the requirements for Form 10-Q and do not include all the disclosures required by generally accepted accounting principles for complete financial statements. Reference should be made to the Form 10-K as of and for the year ended September 30, 1996 for Mothers Work, Inc. and subsidiaries (the "Company") for additional disclosures including a summary of the Company's accounting policies.

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

2. PROPERTY, PLANT AND EQUIPMENT

In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that full recoverability is questionable. Management evaluates the recoverability of goodwill and other long-lived assets and several factors are used in the valuation including, but not limited to, management's future operating plans, recent operating results and projected cash flows. The Company adopted SFAS No. 121 in the first quarter of fiscal 1997 and recorded a charge of approximately $248,000, related to leasehold improvements and furniture and equipment at two store locations. An impairment was recognized because future net cash flows for each store are expected to be less than the carrying amount of the assets. The fair value of each store asset was determined based on a forecast of expected cash flows.

3. STOCK OPTIONS

During the three months ended December 31, 1996, 130,000 options were granted to certain officers (not the Chairman and President) and employees for the purchase of the Company's common stock at prices at least equal to the fair market value on the date of the grant.

4. CONTINGENCIES

From time to time, the Company is named as a defendant in legal actions arising from its normal business activities. Although the amount of any liability that could arise with respect to currently pending actions cannot be accurately predicted, in the opinion of the Company, any such liability will not have a material adverse effect on the financial position or operating results of the Company.

                       MOTHERS WORK, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1996

                                   (Unaudited)

                                -- (continued) --

5. SUBSIDIARY GUARANTORS

Pursuant to the terms of an indenture relating to the 12 5/8% Senior Unsecured Exchange Notes due 2005, the direct subsidiaries of Mothers Work, Inc., consisting of Cave Springs, Inc., The Page Boy Company, Inc., Mothers Work (R.E.), Inc.(d/b/a A Pea in the Pod, Inc.), and Motherhood Maternity Shops, Inc. (collectively, the "Guarantors") have, jointly and severally, unconditionally guaranteed the obligations of Mothers Work, Inc. with respect to the Notes. The operations of Motherhood Maternity Shops, Inc. were merged into the operations of Mothers Work, Inc. as of September 30, 1996. The only subsidiary of the Company that is not a Guarantor is Motherhood International, Inc. ("International"). International, an indirect wholly-owned subsidiary of the Company and inconsequential to the assets and operations of the Company and to the Guarantors in that it has no assets or operations, was dissolved as of November 28, 1996. There are no restrictions on the ability of any of the Guarantors to transfer funds to Mothers Work, Inc. in the form of loans, advances, or dividends, except as provided by applicable law.

Accordingly, set forth below is certain summarized financial information (within the meaning of Section 1-02(bb) of Regulation S-X) for the Guarantors, as at and for the three months ended December 31, 1996.

                                               December 31, 1996
                                               -----------------

 Current assets                                $       3,771,085
 Noncurrent assets                                    21,262,433
 Current liabilities                                   2,987,661
 Noncurrent liabilities                                1,043,032


                                              Three Months Ended
                                               December 31, 1996
                                               -----------------

 Net sales                                     $      12,077,349
 Costs and expenses                                    8,624,992
 Net income                                            1,332,811


This summarized financial information for the Guarantors has been prepared from the books and records maintained by the Guarantors and the Company. The summarized financial information may not necessarily be indicative of the results of operations or financial position had the Guarantors operated as independent entities. Certain intercompany sales included in the subsidiary records are eliminated in consolidation. The subsidiary guarantors receive all inventory and administrative support from and transfer all cash to Mothers Work, Inc., who, in turn, pays all expenditures on behalf of the Guarantors. An amount due to/due from parent will exist at any time as a result of this activity. The summarized financial information includes the allocation of material amounts of expenses such as corporate services, administration, and taxes on income. The allocations are generally based on proportional amounts of sales or assets, and taxes on income are allocated consistent with the asset and liability approach used for consolidated financial statement purposes. Management believes these allocation methods are reasonable.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The following tables set forth certain operating data as a percentage of sales and as a percentage change for the periods indicated:

                                                            % Period to Period
                                                            Increase (Decrease)
                                                            -------------------
                                                              Three Months
                                                                 Ended
                               Percentage of Net Sales         December 31,
                               -----------------------            1996
                                        Three                  Compared to
                                     Months Ended             Three Months
                                     December 31,                 Ended
                               -----------------------         December 31,
                                 1995          1996                1995
                                ------        ------         ------------------
Net Sales                       100.0%        100.0%               22.3%
Cost of goods sold               41.4          44.9                32.7
                                ------        ------
       Gross profit              58.6          55.1                15.0
Selling, general and
   administrative expenses       46.4          47.3                24.6
Asset Impairment                  0.0           0.4
                                ------        ------
       Operating income          12.2           7.4               (25.4)
Interest expense, net             6.2           5.4                 8.3
                                ------        ------
Income before income taxes        6.0           2.0               (59.8)
Income taxes                      2.8           1.2               (48.2)
                                ------        ------
Net income                        3.2%          0.8%              (70.4)%
                                ======        ======

The following table sets forth certain information representing growth in the number of leased departments and Company-owned stores for the periods indicated:

                                                  Three           Three
                                                  Months          Months
                                                  Ended           Ended
                                               December 31,    December 31,
                                                   1995            1996
                                               ------------    ------------

Beginning of period                                 451            468
Opened:
  Company-owned                                       6             14
  Leased maternity departments                     --               15
Closed:

  Company-owned                                     (19)            (1)
  Leased maternity departments                     --             --
                                                   ----           ----
End of Period:

  Company-owned                                     414            455
  Leased maternity departments                       24             41
                                                   ----           ----
Total                                               438            496
                                                   ====           ====


Three Months Ended December 31, 1996 and 1995

Net Sales

Net sales in the first quarter of fiscal 1997 increased by $11.2 million or 22.3%, as compared to the first quarter of fiscal 1996. This increase was primarily due to sales generated by the June 1, 1996 acquisition of Episode(R) America stores of $6.9 million and a quarterly comparable store sales increase in the maternity stores of $2.0 million. The same store sales increase in the first quarter of fiscal 1997 of 4.4% was based on 386 stores which have been opened since October 1, 1995. The Company had 496 Company-owned stores and leased departments (218 Motherhood Maternity(R) stores, 74 Maternite(R) stores, 50 Mimi Maternity(R) stores, 41 Maternity Works(R) outlet stores, 39 A Pea in the Pod(R) stores, 33 Episode upscale "bridge" women's apparel stores and 41 leased maternity departments) at December 31, 1996 compared to 438 (181 Motherhood Maternity stores, 95 Maternite stores, 61 Mimi Maternity stores, 41 Maternity Works outlet stores, 36 A Pea in the Pod stores and 24 leased maternity departments) at December 31, 1995.

Gross Profit

Gross profit in the first quarter of fiscal 1997 increased $4.4 million or 15.0%, as compared to the first quarter of fiscal 1996. This increase was primarily generated by the increase in sales noted above. Gross profit as a percentage of net sales decreased to 55.1% in the first quarter of fiscal 1997 as compared to 58.6% in the comparable period of the prior year. The continued growth of the Motherhood Maternity sales as a percentage of overall maternity sales has contributed to the decrease in gross profit as a percentage of sales because Motherhood operates with a lower gross margin percentage than the upscale maternity divisions. In addition, the Episode sales have generated overall lower margins than the maternity sales, due to the high degree of competition in upscale bridge women's apparel. The Company anticipates that its gross margins could decrease further as Episode becomes more significant to the Company's operations.

Selling, General & Administrative Expenses

Selling, general and administrative expenses increased by $5.7 million or 24.6% in the first quarter of fiscal 1997 as compared to the first quarter of fiscal 1996 and, as a percentage of net sales, increased from 46.4% to 47.3%. The increase as a percentage of sales was primarily due to higher rents and wages necessary to operate the Episode stores, when compared to the maternity stores. In addition, in order to license the Episode trademark, the Company is paying a royalty of 5% of Episode sales, which will end when the cumulative royalty payment reaches $4.5 million. The royalty is being charged to selling, general and administrative expenses. The dollar increase during the first quarter of fiscal 1997 as compared to the first quarter of fiscal 1996 was primarily due to increases in store rents, wages and benefits and operating expenses at the store level, which accounted for $1.9 million, $1.4 million and $1.0 million of the increase, respectively. The increases in rents, wages and benefits and operating expenses at the store level were due to the increase in the number of stores acquired and additional employees required to operate these stores. In addition, royalty expense, higher advertising, marketing, depreciation and amortization, and shipping costs contributed to the increase in selling, general and administrative expenses.

Further, the Company adopted Statement of Financial Accounting Standards No. 121 in the first quarter of fiscal 1997 and recorded a charge of approximately $248,000, related to leasehold improvements and furniture and equipment at two store locations.

Operating Income

The operating income in the first quarter of fiscal 1997 was $4.5 million or 7.4% of net sales, compared to $6.1 million or 12.2% of net sales, in the first quarter of fiscal 1996. The decline in operating income, as a percentage of sales and in total dollars, was primarily due to the addition of Episode in June 1996 and the increased significance of the reduced gross margin percentage at Motherhood. The Episode stores had negative operating income in the first quarter of fiscal 1997 which contributed to the overall decline in the Company's operating income. In general, the Episode stores have higher selling, general and administrative expenses, than the maternity stores. The Company believes increased revenue, achieved through the introduction of new merchandise for the division, re-training of sales associates and a new incentive program for sales associates, will be sufficient to support the higher selling, general and administrative expenses of this division. However, there can be no assurances that the Company's actual performance will improve as a result of these steps. In addition, due to factors affecting gross profit discussed above, the gross margin percentage declined at a faster rate than the decline in the selling, general and administrative expense percentage related to the maternity stores.

Interest Expense, Net

Net interest expense increased by $0.3 million in the first quarter of fiscal 1997 compared with the first quarter of fiscal 1996, and as a percentage of sales, decreased from 6.2% to 5.4%. The dollar increase was primarily due to short-term borrowings under the line of credit agreement.

Income Taxes

The effective income tax rate was 61.4% in the first quarter of fiscal 1997 as compared to 47.6% in the first quarter of fiscal 1996. The increase in the effective income tax rate was primarily due to the impact of non-deductible amortization of goodwill relative to income before income taxes.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary cash needs during the quarter ended December 31, 1996 have been for capital expenditures at the store level. In addition, the Company used excess cash flow to reduce its line of credit balance to zero. The Company's cash sources for the first quarter of fiscal 1997 have primarily been from operations. At December 31, 1996 the Company had available cash and cash equivalents of $1.3 million, consistent with the September 30, 1996 cash balance.

Net cash provided by operating activities increased from $3.7 million in the quarter ended December 31, 1995 to $10.2 million in the same period for fiscal 1997. The increase in cash provided by operating activities of $6.5 million was primarily due to a decrease in inventories, partially offset by a decrease in net income and decreases in cash provided by accounts receivable, accounts payable and accrued expenses. The decrease in cash used for inventories is a result of company-wide efforts to increase inventory turn-over ratio for fiscal 1997. In addition, in the prior year first quarter inventories increased as the Company started to supply product to the newly acquired Motherhood division.

Net cash used in investing activities decreased from $2.9 million in the quarter ended December 31, 1995 to $2.3 million in the quarter ended December 31, 1996. The cash used in investing activities for the first quarter of fiscal 1997 included $1.8 million used for capital expenditures for new store facilities and improvements to existing stores and $0.4 million for other corporate capital expenditures. This compares with $1.6 million used for building improvements to the Company headquarters, manufacturing and distribution facility, $0.7 million for other corporate capital expenditures, $0.3 million used for capital expenditures for new store facilities, and $0.3 million used in connection with the Pea acquisition during the quarter ended December 31, 1995.

Net cash used in financing activities increased $7.7 million, from $.2 million used in financing activities in the quarter ended December 31, 1995 to $7.9 million used in financing activities for the quarter ended December 31, 1996. The $7.9 million used in financing activities resulted primarily from $7.8 million in repayment of the line of credit and $0.1 million in repayment of long-term debt. This compares with $0.2 million used in financing activities for the first quarter ended December 31, 1995, resulting primarily from debt issuance costs and the repayment of long-term debt.

The Company currently has a $20 million working capital revolving line of credit facility ("Working Capital Facility"), which expires in August 1998. The Working Capital Facility provides for a revolving credit and letter of credit facility and for an additional $4.0 million letter of credit to collateralize an Industrial Revenue Bond. The Company had zero borrowings and $6.3 million in additional letters of credit issued under the Working Capital Facility at December 31, 1996.

In its maternity operations, the Company intends to focus on growing the leased department business. Secondarily, the Company intends to grow the Motherhood business, subject to capital availability. These businesses represent the Company's biggest opportunity for growth, subject to capital and marketplace availability. Relative to the leased departments, the Company does not anticipate materially different gross profit and selling, general and administrative expenses as a percentage of sales. The near-term strategy for the Episode division is to broaden the product line through the addition of the Daniel & Rebecca(R) label and to add several stores in major metropolitan areas, subject to capital and marketplace availability. The Company has fully integrated this chain into its proven Real Time RetailingTM process. The Company's entry into bridge fashion with the Episode acquisition could result in the incurrence of additional indebtedness, which in turn could result in an increase in the degree of financial leverage of the Company and a decrease in the Company's financial flexibility.

The Company believes that its current cash and working capital positions, available borrowing capacity and net cash expected to be generated from operations will be sufficient to fund the Company's fiscal 1997 anticipated capital expenditures, working capital requirements and the $5.8 million semi-annual interest payments on the Notes, due in February and August 1997. There are currently no restrictions on the ability of the Guarantors to transfer funds to the Company in the form of cash dividends, loans or advances other than restrictions imposed by applicable law.

SAFE HARBOR STATEMENTS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT
OF 1995

The Company cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in
Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Report or made from time to time by management of the Company involve risks and uncertainties, and are subject to change based on various important factors. The following factors, among others, in some cases have affected and in the future could affect the Company's financial performance and actual results and could cause actual results for fiscal 1997 and beyond to differ materially from those expressed or implied in any such forward-looking statements: changes in consumer spending patterns, raw material price increases, consumer preferences and overall economic conditions, the impact of competition and pricing, changes in weather patterns, availability of suitable store locations at appropriate terms, continued availability of capital and financing, ability to develop and source merchandise, consumer acceptance of merchandise and ability to hire, train and provide incentive to associates, changes in fertility and birth rates, global stability, currency and exchange risks and changes in existing or potential duties, tariffs or quotas, postal rate increases and charges, paper and printing costs, and other factors affecting the Company's business beyond the Company's control.

PART II.  OTHER INFORMATION
Item 6.   Exhibits and Reports on Form 8-K

     (a) 10.1 Fifth Amendment to Credit Agreement dated January 31, 1997 between the Company, its subsidiaries and CoreStates Bank.

          11   Statement re: Computation of per share earnings.

          27 Financial Data Schedule (schedule submitted in electronic format only)

     (b) Reports on Form 8-K.

           None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                MOTHERS WORK, INC.

Date: February 14, 1997                    By:   /s/ Dan W. Matthias
                                              --------------------------------
                                                   Dan W. Matthias
                                               Chief Executive Officer
                                                         and
                                                Chairman of the Board

Date: February 14, 1997                    By:    /s/ Thomas Frank
                                              --------------------------------
                                                    Thomas Frank
                                               Chief Financial Officer
                                                         and
                                              Vice President - Finance

                                  EXHIBIT INDEX
                                  -------------

   Exhibit
     No.                           Description                         Page No.
     ---                           -----------                         --------


    10.1       Fifth Amendment to Credit Agreement dated January 31,
               1997 between the Company, its subsidiaries and
               CoreStates Bank                                             1

     11        Statement re: Computation of per share earnings

     27 Financial Data Schedule (schedule submitted in electronic format only)