Form 10-Q
period 1997-03-31
MOTHERS WORK INC
filed 1997-05-14
CIK 896985

-------------------------------------------------------------------------------

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)


/X/ Quarterly Report Pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934

For the quarterly report ended     March 31, 1997
                                   --------------

                                       or

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the transition period from                     to
                              --------------------     ------------------------


Commission file number      0-21196
                            -------


                               Mothers Work, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Delaware                                133045573
   --------------------------------       ------------------------------------
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
    incorporation or organization)


     456 North 5th Street, Philadelphia, Pennsylvania               19123
     ------------------------------------------------             ----------
        (Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code    (215) 873-2200
                                                      --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X   No
                                       ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Common Stock, $.01 par value - 3,564,644 shares outstanding as of April 30, 1997
--------------------------------------------------------------------------------

                       MOTHERS WORK, INC. AND SUBSIDIARIES

                                      INDEX

                                                                           Page
                                                                           ----

PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Consolidated Balance Sheets                                        1
          Consolidated Statements of Operations                              2
          Consolidated Statements of Cash Flows                              3
          Notes to Consolidated Financial Statements                         4

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                      7

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                  14

Exhibit Index                                                               16

                        MOTHERS WORK, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)

                                                                                September 30,          March 31,
                                    ASSETS                                          1996                 1997
                                                                               --------------        -------------
CURRENT ASSETS:
       Cash and cash equivalents                                               $   1,262,435         $   1,451,686
       Receivables
           Trade                                                                   2,141,102             2,876,081
           Other                                                                     146,924               171,258
       Inventories                                                                57,209,499            51,618,248
       Deferred income taxes                                                       3,815,002             4,880,555
       Prepaid expenses and other                                                  1,791,070             2,158,537
                                                                               -------------         -------------
                      Total current assets                                        66,366,032            63,156,365
                                                                               -------------         -------------

PROPERTY, PLANT AND EQUIPMENT, net                                                45,451,114            41,950,446
                                                                               -------------         -------------

OTHER ASSETS:
       Deferred income taxes                                                       4,741,869             6,036,261
       Goodwill, net                                                              40,989,708            39,869,412
       Other intangible assets, net                                                1,310,900             1,385,887
       Deferred financing costs, net                                               3,736,937             3,526,767
       Other assets                                                                2,016,178               485,708
                                                                               -------------         -------------
                      Total other assets                                          52,795,592            51,304,035
                                                                               -------------         -------------

                                                                               $ 164,612,738         $ 156,410,846
                                                                               =============         =============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
       Line of Credit                                                          $   6,558,193         $   2,883,000
       Current portion of long-term debt                                             758,911               741,980
       Accounts payable                                                            9,102,185             9,622,610
       Accrued expenses                                                           12,511,600            14,492,282
                                                                               -------------         -------------
                      Total current liabilities                                   28,930,889            27,739,872
                                                                               -------------         -------------
LONG TERM DEBT                                                                    96,680,722            96,544,514
                                                                               -------------         -------------
ACCRUED DIVIDENDS ON PREFERRED STOCK                                               1,140,416             1,684,558
                                                                               -------------         -------------
DEFERRED RENT                                                                      2,754,197             3,300,385
                                                                               -------------         -------------
COMMITMENTS AND CONTINGENCIES (NOTE 5)

STOCKHOLDERS' EQUITY:
       Series A Cumulative convertible preferred stock, $.01 par value,
           $280.4878 stated value, 2,000,000 shares authorized,
           41,000 shares issued and outstanding (liquidation value
           of $11,500,000)                                                        11,500,000            11,500,000
       Series B Junior participating preferred stock, $.01 par value
           10,000 shares authorized in 1996, none outstanding                           --                    --
       Common stock, $.01 par value, 10,000,000 shares authorized,
           3,559,277 and 3,564,644 shares issued and outstanding                      35,593                35,646
       Additional paid-in capital                                                 27,740,483            27,740,840
       Accumulated deficit                                                        (4,169,562)          (12,134,969)
                                                                               -------------         -------------
           Total stockholders' equity                                             35,106,514            27,141,517
                                                                               -------------         -------------

                                                                               $ 164,612,738         $ 156,410,846
                                                                               =============         =============

        The accompanying notes are an integral part of these statements.

                        MOTHERS WORK, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                                             Three Months Ended                         Six Months Ended
                                                                  March 31,                                 March 31,
                                                      ---------------------------------         --------------------------------
                                                          1996                 1997                1996                 1997
                                                      ------------         ------------         -----------        -------------
NET SALES                                             $ 45,014,474         $ 55,755,776         $95,064,883        $ 116,989,104

COST OF GOODS SOLD                                      19,343,870           26,033,562          40,067,191           53,534,324
                                                      ------------         ------------         -----------        -------------

             Gross profit                               25,670,604           29,722,214          54,997,692           63,454,780

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES            22,754,386           31,857,766          45,989,483           61,046,665
RESTRUCTURING COSTS                                           --              5,617,094                --              5,617,094
                                                      ------------         ------------         -----------        -------------

             Operating income (loss)                     2,916,218           (7,752,646)          9,008,209           (3,208,979)

INTEREST EXPENSE, NET                                    3,065,284            3,240,093           6,142,324            6,572,231
                                                      ------------         ------------         -----------        -------------

             Income (loss) before income taxes            (149,066)         (10,992,739)          2,865,885           (9,781,210)

INCOME TAX PROVISION (BENEFIT)                             (71,211)          (3,103,413)          1,364,161           (2,359,945)
                                                      ------------         ------------         -----------        -------------

NET INCOME (LOSS)                                          (77,855)          (7,889,326)          1,501,724           (7,421,265)

PREFERRED DIVIDENDS                                        244,375              299,767             488,750              544,142
                                                      ------------         ------------         -----------        -------------

NET INCOME (LOSS) AVAILABLE TO
      COMMON STOCKHOLDERS                             $   (322,230)        $ (8,189,093)        $ 1,012,974        $  (7,965,407)
                                                      ============         ============         ===========        =============

NET INCOME (LOSS) PER COMMON SHARE                    $      (0.10)        $      (2.30)        $      0.30        $       (2.24)
                                                      ============         ============         ===========        =============


WEIGHTED AVERAGE COMMON SHARES
      OUTSTANDING                                        3,123,170            3,563,342           3,365,362            3,561,306
                                                      ============         ============         ===========        =============

        The accompanying notes are an integral part of these statements.

                        MOTHERS WORK, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                           Six Months Ended
                                                                                               March 31,
                                                                                  --------------------------------
                                                                                       1996                   1997
                                                                                  ------------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                            $  1,501,724         $(7,421,265)
     Adjustments to reconcile net income (loss) to
       net cash provided by (used in) operating activities --
                  Depreciation and amortization                                      4,870,034           6,567,128
                  Non-cash portion of restructuring charges                               --             3,822,515
                  Imputed interest on debt                                              50,016              56,730
                  Deferred tax expense (benefit)                                     1,080,576          (2,359,945)
                  Amortization of deferred financing costs                             207,653             212,021
                  Provision for deferred rent                                          298,967             546,188
     Changes in assets and liabilities, net of effects
       from purchase of businesses --
                  Decrease (increase) in --
                    Receivables                                                      2,722,610            (759,313)
                    Inventories                                                    (13,912,071)          5,591,251
                    Prepaid expenses and other                                         218,777            (327,630)
                  Increase (decrease) in --
                    Accounts payable and accrued expense                             3,468,231           1,964,617
                    Accrued store closings                                          (2,208,177)               --
                    Other liabilities                                                  488,750             544,142
                                                                                  ------------         -----------
                       Net cash provided by (used in) operating activities          (1,212,910)          8,436,439
                                                                                  ------------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of businesses, net of cash acquired                                    (278,000)               --
     Purchases of property, plant and equipment                                     (6,364,826)         (4,114,254)
     Increase in intangibles and other assets                                         (165,722)           (238,779)
                                                                                  ------------         -----------
                       Net cash used in investing activities                        (6,808,548)         (4,353,033)
                                                                                  ------------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Decrease in line of credit and cash overdrafts, net                                  --            (3,682,845)
     Proceeds from issuance of long-term debt                                          340,000                --
     Repayments of long-term debt                                                     (109,838)           (209,869)
     Debt issuance costs                                                              (210,060)             (1,851)
     Proceeds from exercise of options                                                  56,175                 410
                                                                                  ------------         -----------
                       Net cash provided by (used in) financing activities              76,277          (3,894,155)
                                                                                  ------------         -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                (7,945,181)            189,251

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                       9,130,480           1,262,435
                                                                                  ------------         -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $  1,185,299         $ 1,451,686
                                                                                  ============         ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during period for:
          Interest                                                                $  6,038,288         $ 6,377,276
                                                                                  ============         ===========
          Income taxes                                                            $       --           $      --
                                                                                  ============         ===========


   The accompanying notes are an integral part of these financial statements.

                       MOTHERS WORK, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997

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

2. PROPERTY, PLANT AND EQUIPMENT

In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that full recoverability is questionable. Management evaluates the recoverability of goodwill and other long-lived assets and several factors are used in the valuation including, but not limited to, management's future operating plans, recent operating results and projected cash flows. The Company adopted SFAS No. 121 in the first quarter of fiscal 1997 and recorded a charge of approximately $248,000, related to leasehold improvements and furniture and equipment at two store locations. In the second quarter, as part of the restructuring discussed in Note 6, the Company took an additional $704,000 charge for 14 additional stores. These charges are included in selling, general and administrative expenses. An impairment was recognized when future net cash flows for each store are expected to be less than the carrying amount of the assets. The fair value of each store asset was determined based on a forecast of expected cash flows.

3. STOCK OPTIONS AND WARRANTS

During the six months ended March 31, 1997, 130,000 options were granted to certain officers (not the Chairman or the President) and employees for the purchase of the Company's common stock at prices at least equal to the fair market value on the date of the grant. In addition, pursuant to a cashless exercise right, warrants were exercised to purchase 7,465 shares of common stock at $2.72 per share through the surrender of 2,138 shares of common stock.

                       MOTHERS WORK, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997

                                   (Unaudited)

                                -- (continued) --

4. EARNINGS PER SHARE (EPS)

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share", which the Company is required to adopt for both interim and annual periods ending after December 15, 1997. SFAS No. 128 simplifies the EPS calculation by replacing primary EPS with basic EPS. Basic EPS is computed by dividing reported earnings available to common stockholders by weighted average shares outstanding. Fully diluted EPS, now called diluted EPS, is still required. Early application is prohibited, although footnote disclosure of proforma EPS amounts computed is required. Under SFAS No. 128, proforma basic EPS and diluted EPS for the six months ended March 31, 1996 would have been $0.32 and $0.30, respectively, as compared to the $0.30 reported. All other EPS amounts for the periods presented remain the same.

5. CONTINGENCIES

From time to time, the Company is named as a defendant in legal actions arising from its normal business activities. Although the amount of any liability that could arise with respect to currently pending actions cannot be accurately predicted, in the opinion of the Company, any such liability will not have a material adverse effect on the financial position or operating results of the Company.

6. RESTRUCTURING COSTS AND OTHER UNUSUAL CHARGES

In April 1997 the Company announced a plan to restructure its core maternity business by combining the Mimi Maternity and Maternite over-lapping product lines and closing approximately 30 retail locations serviced by other Company stores. Restructuring costs of $5.6 million were recorded in the second quarter of fiscal 1997 and includes approximately $2.6 for the write-off of furniture, fixtures and leasehold improvements, $1.7 million for lease termination and other costs and $1.3 million for the write-off of patterns which have no future value. As of March 31, 1997 one store had been closed and the remaining stores will primarily be closed in the summer of 1997.

In addition to the charge discussed above, the Company also recorded a $0.8 million inventory reserve in cost of goods sold for the overlapping product lines, a $0.7 million asset impairment in selling, general and administrative expense as discussed in Note 2 for 14 additional facilities and approximately $0.5 million in selling, general and administrative expense for other occupancy related items.

                       MOTHERS WORK, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997

                                   (Unaudited)

                                -- (continued) --

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

Accordingly, set forth below is certain summarized financial information (within the meaning of Section 1-02(bb) of Regulation S-X) for the Guarantors, as at and for the six months ended March 31, 1997.

                                                             March 31, 1997
                                                             --------------
            Current assets                                    $ 3,812,584
            Noncurrent assets                                  21,002,585
            Current liabilities                                 3,066,790
            Noncurrent liabilities                              5,594,853


                                                            Six Months Ended
                                                             March 31, 1997
                                                            ----------------
            Net sales                                         $23,818,443
            Costs and expenses                                 18,300,470
            Net income                                          3,641,861

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The following tables set forth certain operating data as a percentage of sales and as a percentage change for the periods indicated:


                                                Percentage of Net Sales                            % Period to Period
                                      ---------------------------------------------                Increase (Decrease)
                                             Three                      Six                  --------------------------------
                                          Months Ended              Months Ended             Three Months          Six Months
                                            March 31,                 March 31,               March 1997           March 1997
                                      -------------------        ------------------               to                   to
                                       1996          1997         1996         1997           March 1996           March 1996
                                      -----         -----        -----        -----           ----------           ----------
Net sales                             100.0 %       100.0 %      100.0%       100.0 %            23.9%               23.1%
Cost of goods sold                     43.0          46.7         42.1         45.8              34.6                33.6
                                      -----         -----        -----        -----

        Gross profit                   57.0          53.3         57.9         54.2              15.8                15.4

Selling, general
     and administrative
     expenses                          50.5          57.1         48.4         52.1              40.0                32.7

Restructuring costs                       -          10.1            -          4.8
                                      -----         -----        -----        -----

        Operating income
            (loss)                      6.5         (13.9)         9.5         (2.7)               NM                  NM

Interest expense, net                   6.8           5.8          6.5          5.7               5.7                 7.0
                                      -----         -----        -----        -----

Income (loss) before
     income taxes                      (0.3)       (19.7)          3.0         (8.4)               NM                  NM

Income tax provision
  (benefit)                            (0.1)        (5.6)          1.4         (2.1)               NM                  NM
                                      -----         -----        -----        -----

Net income (loss)                      (0.2)%      (14.1)%         1.6%        (6.3)%              NM                  NM
                                      =====         ====         =====        =====

NM - Not Meaningful.

The following table sets forth certain information representing growth in the number of leased departments and Company-owned stores for the periods indicated:


                                              Three            Three             Six              Six
                                              Months           Months           Months           Months
                                              Ended            Ended            Ended            Ended
                                            March 31,        March 31,        March 31,        March 31,
                                               1996             1997             1996             1997
                                            ---------        ---------        ---------        ---------
Beginning of period
  Stores                                       415              455              428              442
  Leased maternity departments                  23               41               23               26
                                               ---              ---              ---              ---
Total                                          438              496              451              468
Opened:
  Stores                                        13               13               19               27
  Leased maternity departments                   1               55                1               70
Closed:
  Stores                                       (21)              (3)             (40)              (4)
  Leased maternity departments                   -               (1)               -               (1)
                                               ---              ---              ---              ---
End of period
  Stores                                       407              465              407              465
  Leased maternity departments                  24               95               24               95
                                               ---              ---              ---              ---
Total                                          431              560              431              560
                                               ===              ===              ===              ===


Three Months Ended March 31, 1997 and 1996

Net Sales

Net sales in the second quarter of fiscal 1997 increased by $10.7 million or 23.9%, as compared to the second quarter of fiscal 1996. This increase was primarily due to sales of $6.9 million generated by Episode(R) America stores, acquired on June 1, 1996, $0.8 million generated by a quarterly comparable store sales increase of 2.0% in its core maternity clothing business (based on 384 stores), and a $3.0 million net increase due to other store and leased department opening and closing activity. The Company had 560 stores and leased departments (224 Motherhood Maternity(R) stores, 74 Maternite(R) stores, 50 Mimi Maternity(R) stores, 45 Maternity Works(R) outlet stores, 39 A Pea in the Pod(R) stores, 95 leased maternity departments and 33 Episode upscale "bridge" women's apparel stores) at March 31, 1997 compared to 431 (199 Motherhood Maternity stores, 81 Maternite stores, 52 Mimi Maternity stores, 39 Maternity Works outlet stores, 36 A Pea in the Pod stores and 24 leased maternity departments) at March 31, 1996.

Gross Profit

Gross profit in the second quarter of fiscal 1997 increased $4.1 million or 15.8%, as compared to the second quarter of fiscal 1996. This increase was primarily generated by the increase in sales noted above. Gross profit as a percentage of net sales decreased to 53.3% in the second quarter of fiscal 1997 as compared to 57.0% in the comparable period of the prior year. This decrease was partially due to an $0.8 million charge to write-down inventory related to the Company's restructuring and consolidation of its upscale maternity business (see Restructuring Costs below) and an increase in factory overhead. In addition, the continued growth of the Motherhood Maternity sales as a percentage of overall maternity sales has contributed to the decrease in gross profit as a percentage of sales because Motherhood operates with a lower gross margin percentage than the upscale maternity divisions. Further, the Episode sales have generated overall lower margins than the maternity sales, due to the high degree of competition in upscale bridge women's apparel. The Company anticipates that its gross margins could decrease further as Episode and Motherhood become more significant to the Company's operations.

Selling, General & Administrative Expenses

Selling, general and administrative expenses increased by $9.1 million or 40.0% in the second quarter of fiscal 1997 as compared to the second quarter of fiscal 1996 and, as a percentage of net sales, increased from 50.5% to 57.1%. The increase as a percentage of sales was primarily due to higher rents and wages necessary to operate the Episode stores, when compared to maternity stores and $0.3 million of royalty expense to license the Episode trademark. Since the acquisition of Episode in June 1996, the Company has been paying a royalty of 5% of Episode sales under its Episode trademark license which royalty will end when the cumulative royalty payment reaches $4.5 million. As of March 31, 1997 $1.1 million in cumulative royalty charges have been recorded. The dollar increase during the second quarter of fiscal 1997 as compared to the second quarter of fiscal 1996 was primarily due to increases in store rents, wages and benefits and operating expenses at the store level, which accounted for $2.7 million, $2.3 million and $1.0 million of the increase, respectively. Management anticipates the restructuring of the core maternity business will reduce selling, general and administrative expenses for the current maternity store base. The increases in rents, wages and benefits and operating expenses at the store level were due to the increase in the number of stores opened and acquired and additional employees required to operate these stores. In addition, royalty expense, higher advertising, marketing, depreciation and amortization, and shipping costs contributed to the dollar increase in selling, general and administrative expenses.

Further, in the second quarter of fiscal 1997 the Company recorded a charge of approximately $704,000, under Statement of Financial Accounting Standards No. 121, related to leasehold improvements and furniture and equipment at 14 store locations.

Restructuring Costs

In April 1997 the Company reported that it will combine the Mimi Maternity and Maternite over-lapping product lines and close approximately 30 retail locations serviced by other Company stores. Restructuring costs of $5.6 million, related to the restructuring of the Company's core maternity business, were charged in the second quarter of fiscal 1997. The restructuring costs consist primarily of $2.6 for the write-off of furniture, fixtures and leasehold improvements, $1.7 million for lease termination and other costs and $1.3 million for the write-off of patterns which have no future value.

Operating Income (Loss)

The operating loss in the second quarter of fiscal 1997 was $7.8 million compared to operating income of $2.9 million in the second quarter of fiscal 1996. The fiscal 1997 loss was primarily due to a pre-tax charge of $7.6 million related to unusual charges for restructuring the Company's core maternity business and the operating losses incurred at the Episode division. Operating income for the second quarter of fiscal 1997 for the core maternity business and exclusive of restructuring costs and other unusual charges was comparable to the same period in the prior year, however as a percentage of sales it has declined primarily as a result of the growth of the lower margin Motherhood revenues. The $7.6 million restructuring charge consists of a $5.6 million charge to restructure and consolidate upscale maternity lines, a $0.8 million charge to write-down inventory related to this consolidation and $1.2 million to write-down long-lived assets at some of its continuing retail locations and for certain other costs. The Episode stores had negative operating income in the second quarter of fiscal 1997 which added to the overall decline in the Company's operating income. In general, the Episode stores have higher selling, general and administrative expenses, than the maternity stores. The Company has introduced new merchandise for the division, implemented a re-training program and a new incentive program for sales associates, in order to increase Episode revenues to support the higher selling, general and administrative expenses of this division. In addition, the Company is focused on reducing certain selling, general and administrative costs associated with Episode. However, there can be no assurances that the Episode divisions actual performance will improve as a result of these steps. In addition, due to factors affecting gross profit discussed above, the gross margin percentage declined at a faster rate than the decline in the selling, general and administrative expense percentage related to the core maternity business further effecting operating income.

Interest Expense, Net

Net interest expense increased by $0.2 million in the second quarter of fiscal 1997 compared with the first quarter of fiscal 1996, and as a percentage of sales, decreased from 6.8% to 5.8%. The dollar increase was primarily due to short-term borrowings under the line of credit agreement and a reduction of interest income.


Income Taxes

The effective income tax rate was 28.2% in the second quarter of fiscal 1997 as compared to 47.8% in the second quarter of fiscal 1996. The change in the effective income tax rate was primarily due to the impact of non-deductible amortization of goodwill relative to income before income taxes and the impact of changing the estimated effective tax rate for fiscal 1997. Income before income taxes was impacted by the restructuring costs discussed above.

Six Months Ended March 31, 1997 and 1996

Net Sales

Net sales in the first six months of fiscal 1997 increased by $21.9 million or 23.1%, as compared to the first six months of fiscal 1996. This increase was primarily due to sales of $13.9 million generated by Episode(R) America stores, acquired on June 1, 1996, $2.7 million generated by a year-to-date comparable store sales increase of 3.2% in its core maternity clothing business (based on 379 stores), and a $5.3 million net increase due to other store and leased department opening and closing activity.

Gross Profit

Gross profit in the first six months of fiscal 1997 increased $8.5 million or 15.4%, as compared to the first six months of fiscal 1996. This increase was primarily generated by the increase in sales noted above. Gross profit as a percentage of net sales decreased to 54.2% in the second quarter of fiscal 1997 as compared to 57.9% in the comparable period of the prior year. This decrease was primarily due to the factors effecting gross profit during the second quarter of fiscal 1997 discussed above.

Selling, General & Administrative Expenses

Selling, general and administrative expenses increased by $15.1 million or 32.7% in the first six months of fiscal 1997 as compared to the first six months of fiscal 1996 and, as a percentage of net sales, increased from 48.4% to 52.1%. The increase as a percentage of sales was primarily due to higher rents and wages necessary to operate the Episode stores, when compared to the maternity stores and $0.7 million of royalty expense to license the Episode trademark. The dollar increase during the first six months of fiscal 1997 as compared to the first six months of fiscal 1996 was primarily due to increases in store rents, wages and benefits and operating expenses at the store level, which accounted for $4.7 million, $3.7 million and $2.0 million of the increase, respectively. The increases in rents, wages and benefits and operating expenses at the store level were due to the increase in the number of stores opened and acquired and additional employees required to operate these stores. In addition, royalty expense, higher advertising, marketing, depreciation and amortization, and shipping costs contributed to the increase in selling, general and administrative expenses.

Further, during the first six months of fiscal 1997 the Company recorded a charge of approximately $952,000, under Statement of Financial Accounting Standards No. 121, related to leasehold improvements and furniture and equipment at 16 store locations.

Restructuring Costs

In April 1997 the Company reported that it will combine the Mimi Maternity and Maternite over-lapping product lines and close approximately 30 retail locations serviced by other Company stores. Restructuring costs of $5.6 million, related to the restructuring of the Company's core maternity business, were charged in the second quarter of fiscal 1997. The restructuring costs consist primarily of $2.6 for the write-off of furniture, fixtures and leasehold improvements, $1.7 million for lease termination and other costs and $1.3 million for the write-off of patterns which have no future value.

Operating Income (Loss)

The operating loss in the first six months of fiscal 1997 was $3.2 million compared to operating income of $9.0 million for the comparable period in fiscal 1996. The first six months of fiscal 1997 loss was primarily due to a pre-tax charge of $7.6 million related to restructuring costs and other unusual charges for restructuring the Company's core maternity business and the operating losses incurred at the Episode division. Operating income for the first six months of fiscal 1997 for the core maternity business and exclusive of restructuring and other unusual charges was comparable to the same period in the prior year; however as a percentage of sales, it has declined. The Episode stores had negative operating income in the first six months of fiscal 1997 which added to the overall decline in the Company's operating income. The Company believes it has taken certain initiatives discussed above to support the higher selling general and administrative expenses of the Episode division. However, there can be no assurances that the Company's actual performance will improve as a result of these steps. In addition, due to factors affecting gross profit discussed above, the gross margin percentage declined at a faster rate than the decline in the selling, general and administrative expense percentage related to the core maternity business.

Interest Expense, Net

Net interest expense increased by $0.4 million in the first six months of fiscal 1997 compared with the comparable period in fiscal 1996, and as a percentage of sales, decreased from 6.5% to 5.7%. The dollar increase was primarily due to short-term borrowings under the line of credit agreement and a reduction of interest income.

Income Taxes

The effective income tax rate was 24.1% in the first six months of fiscal 1997 as compared to 47.6% in the first six months of fiscal 1996. The change in the effective income tax rate was primarily due to the impact of non-deductible amortization of goodwill relative to income before income taxes. Income before income taxes was impacted by the restructuring costs discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary cash needs during the six months ended March 31, 1997 have been for capital expenditures at the store level. In addition, the Company used excess cash flow to reduce its line of credit balance and net cash overdrafts by approximately $3.7 million. The Company's cash sources for the first six months of fiscal 1997 have primarily been from operations. At March 31, 1997 the Company had available cash and cash equivalents of $1.5 million, compared with $1.3 million at September 30, 1996.

Net cash provided by operating activities increased from $1.2 million used in operating activities for the six months ended March 31, 1996 to $8.4 million provided by operating activities in the same period for fiscal 1997. The increase in cash provided by operating activities of $9.6 million was primarily due to a decrease in inventories, partially offset by a decrease in net income and adjustments to reconcile net income (loss) to net cash used in operating activities, and a decrease in cash provided by accounts receivable. The decrease in cash used for inventories is a result of company-wide efforts to increase inventory turn-over ratio for fiscal 1997. In addition, in the prior year first six months inventories increased as the Company started to supply product to the newly acquired Motherhood division.

Net cash used in investing activities decreased from $6.8 million in the six months ended March 31, 1996 to $4.4 million in the six months ended March 31, 1997. The cash used in investing activities for the first six months of fiscal 1997 included $3.2 million used for capital expenditures for new store facilities and improvements to existing stores, $0.9 million for other corporate capital expenditures and $0.3 million for intangible and other assets. This compares with $2.1 million used for capital expenditures for new store facilities and improvements to existing stores, $4.2 million used for corporate capital expenditures, including capital improvements to the Company's main facility and $0.5 million used for intangible and other assets during the six months ended March 31, 1996.

Net cash used in financing activities increased $4.0 million, from $0.1 million provided by financing activities in the six months ended March 31, 1997 to $3.9 million used in financing activities for the six months ended March 31, 1997. The $3.9 million used in financing activities resulted primarily from $3.7 million in repayment of the line of credit and $0.2 million in repayment of long-term debt. This compares with $0.1 million provided by financing activities for the first six months of fiscal 1996, primarily from $0.3 million of proceeds from the issuance of long-term debt and $0.1 million of proceeds from the exercise of stock options, partially offset by $0.1 million in repayments of long-term debt and $0.2 million in debt issuance costs.

In April 1997 the Company reported that it will restructure its core maternity business and consequently, combine the Mimi Maternity and Maternite over-lapping product lines and close approximately 30 retail locations serviced by other Company stores, the cash portion of which is approximately $1.3 million and will be paid out through the second quarter of fiscal 1998.

In connection with the restructuring, the Company obtained a one year extension and a revision to certain financial covenants pertaining to its $20 million working capital revolving line of credit facility ("Working Capital Facility"). The Working Capital Facility has been extended through July 31, 1999 and provides for a revolving credit and letter of credit facility and for an additional $4.0 million letter of credit to collateralize an Industrial Revenue Bond. Financial covenant requirements were changed and a monthly rolling twelve-month operating cash flow covenant was added. In addition, the interest coverage ratio was replaced with a fixed charge coverage ratio. The Company had $2.6 million in borrowings and $5.5 million in additional letters of credit issued under the Working Capital Facility at March 31, 1997.

In its maternity operations, the Company intends to focus on growing the leased department business. Secondarily, the Company intends to grow the Motherhood business, subject to capital availability. These businesses represent the Company's biggest opportunity for growth, subject to capital and marketplace availability. In comparison to the maternity business as a whole, the Company does not anticipate the leased departments to have materially different gross profit and selling, general and administrative expenses as a percentage of sales. However, gross margin from Motherhood is typically lower than the remainder of the maternity business and growth in the Motherhood business could result in lower gross margin.

The near-term strategy for the Episode division is to broaden the product line through the growth of the Daniel & Rebecca(R) product and to add several stores in major metropolitan areas, subject to capital and marketplace availability.

The Episode division has operated at a loss since the acquisition on June 1, 1996, and the losses for fiscal 1997 exclusive of restructuring and other unusual charges are primarily attributable to Episode operations. Although sales levels improved in March and April, Episode revenues remain below management's initial estimates and are currently at levels which would not support profitable operations of the Episode division. Based on the existing operations at Episode the Company needs to increase revenues substantially in order to be profitable at that division. The Company's management has limited experience in the bridge women's apparel business and the integration of Episode into the rest of the Company's operations has required substantial management time and other resources. In addition, the operations of a bridge women's fashion business are subject to numerous risks, unanticipated operating problems, and greater competition and fashion risk than the Company's core maternity business. Based on the foregoing factors, there can be no assurance that the Company's Episode operations will become profitable. Further, the Episode acquisition could result in the incurrence of additional indebtedness, which in turn could result in an increase in the degree of financial leverage of the Company and a decrease in the Company's financial flexibility.

The Company believes that its current cash and working capital positions, available borrowing capacity and net cash expected to be generated from operations will be sufficient to fund the Company's anticipated fiscal 1997 capital expenditures, working capital requirements and the $5.8 million semi-annual interest payment on the Notes due in August 1997. There are currently no restrictions on the ability of the Guarantors to transfer funds to the Company in the form of cash dividends, loans or advances other than restrictions imposed by applicable law.

SAFE HARBOR STATEMENTS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT
OF 1995

The Company cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in
Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Report or made from time to time by management of the Company involve risks and uncertainties, and are subject to change based on various important factors. The following factors, among others, in some cases have affected and in the future could affect the Company's financial performance and actual results and could cause actual results for fiscal 1997 and beyond to differ materially from those expressed or implied in any such forward-looking statements: changes in consumer spending patterns, raw material price increases, consumer preferences and overall economic conditions, the impact of competition and pricing, changes in weather patterns, availability of suitable store locations at appropriate terms, continued availability of capital and financing, ability to develop and source merchandise, consumer acceptance of merchandise and ability to hire, train and provide incentive to associates, particularly at the Episode division, ability of Company to capture sales from store closings at proximate locations, ability to negotiate satisfactory lease buy-outs at store closing locations, changes in fertility and birth rates, global stability, currency and exchange risks and changes in existing or potential duties, tariffs or quotas, and other factors affecting the Company's business beyond the Company's control.

PART II.   OTHER INFORMATION
Item 6.    Exhibits and Reports on Form 8-K

           (a)  10.1  Sixth Amendment to Credit Agreement dated April 16, 1997 between the Company, its subsidiaries and CoreStates Bank.

                10.9 Amendment No. 1 to Stock Subscription Warrant of the Company (No. Penn-Janney: 1992-1) issued to Penn Janney Fund, Inc. dated January 14, 1997.

                11    Statement re: Computation of per share earnings.

                27 Financial Data Schedule (schedule submitted in electronic format only)

           (b)  Reports on Form 8-K.

     The Company filed a Current Report on Form 8-K dated March 17, 1997, relating to an amendment to the Company's Rights Agreement. The amendment was reported under Item 5 of Form 8-K.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            MOTHERS WORK, INC.

Date: May 14, 1997                          By: /s/ Dan W. Matthias
                                                -------------------------------
                                                Dan W. Matthias
                                                Chief Executive Officer
                                                        and
                                                Chairman of the Board


Date: May 14, 1997                          By: /s/ Thomas Frank
                                               --------------------------------
                                               Thomas Frank
                                               Chief Financial Officer
                                                        and
                                               Vice President - Finance

                                  EXHIBIT INDEX


   Exhibit
     No.                      Description                              Page No.
   -------                    -----------                              --------
    10.1       Sixth Amendment to Credit Agreement dated April 16,
               1997 between the Company, its subsidiaries and
               CoreStates Bank                                              1

    10.9       Amendment No. 1 to Stock Subscription Warrant of the
               Company (No. Penn-Janney:  1992-1) issued to Penn Janney
               Fund, Inc. dated January 14, 1997.                           9

     11        Statement re: Computation of per share earnings             11

     27        Financial Data Schedule (schedule submitted in
               electronic format only)                                     12