Form 10-Q
period 1997-06-30
MOTHERS WORK INC
filed 1997-08-08
CIK 896985

-------------------------------------------------------------------------------

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarterly report ended          June 30, 1997
                                ----------------------------------

                                       or

| | Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                       to
                                --------------------     ---------------------

Commission file number           0-21196
                        -------------------------

                               Mothers Work, Inc.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                      133045573
-----------------------------------  ------------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)


456 North 5th Street, Philadelphia, Pennsylvania                    19123
--------------------------------------------------------------  ---------------
      (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code  (215) 873-2200
                                                    --------------




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.    Yes   |X|      No    | |


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
           Common Stock, $.01 par value - 3,564,644 shares outstanding as of August 1, 1997
-------------------------------------------------------------------------------

                       MOTHERS WORK, INC. AND SUBSIDIARIES
                       -----------------------------------

                                      INDEX
                                      -----

                                                                       Page
                                                                       ----

PART I  - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

        Consolidated Balance Sheets                                      1
        Consolidated Statements of Operations                            2
        Consolidated Statements of Cash Flows                            3
        Notes to Consolidated Financial Statements                       4

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations                    8

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                15

Exhibit Index                                                           17

                        MOTHERS WORK, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)

                                                              September 30,         June 30,
                         ASSETS                                   1996                1997
                                                              -------------       -------------
CURRENT ASSETS:
       Cash and cash equivalents                              $   1,262,435       $   1,483,573
       Receivables
           Trade                                                  2,141,102           2,132,665
           Other                                                    146,924
                                                                                        173,369
       Inventories                                               57,209,499          55,467,127
       Deferred income taxes                                      3,815,002           4,880,555
       Prepaid expenses and other                                 1,791,070           2,573,571
                                                              -------------       -------------
                      Total current assets                       66,366,032          66,710,860
                                                              -------------       -------------

PROPERTY, PLANT AND EQUIPMENT, net                               45,451,114          43,628,237
                                                              -------------       -------------

OTHER ASSETS:
       Deferred income taxes                                      4,741,869           5,931,261
       Goodwill, net                                             40,989,708          39,310,797
       Other intangible assets, net                               1,310,900           1,395,092
       Deferred financing costs, net                              3,736,937           3,425,313
       Other assets                                               2,016,178
                                                                                        488,324
                                                              -------------       -------------
                      Total other assets                         52,795,592          50,550,787
                                                              -------------       -------------

                                                              $ 164,612,738       $ 160,889,884
                                                              =============       =============


        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
       Line of Credit                                         $   6,558,193       $     904,000
       Current portion of long-term debt                           758,911
                                                                                        715,004
       Accounts payable                                           9,102,185          12,737,221
       Accrued expenses                                          12,511,600          16,814,820
                                                              -------------       -------------
                      Total current liabilities                  28,930,889          31,171,045
                                                              -------------       -------------

LONG TERM DEBT                                                   96,680,722          96,501,754
                                                              -------------       -------------

ACCRUED DIVIDENDS ON PREFERRED STOCK                              1,140,416           1,956,629
                                                              -------------       -------------

DEFERRED RENT                                                     2,754,197           3,457,995
                                                              -------------       -------------

COMMITMENTS AND CONTINGENCIES (NOTE 5)

STOCKHOLDERS' EQUITY:
       Series A Cumulative convertible preferred stock,
           $.01 par value, $280.4878 stated value,
           2,000,000 shares authorized, 41,000 shares
           issued and outstanding (liquidation value
           of $11,500,000)                                       11,500,000          11,500,000
       Series B Junior participating preferred stock,
           $.01 par value 10,000 shares authorized
           in 1996, none outstanding                                   --                  --
       Common stock, $.01 par value, 10,000,000 shares
           authorized, 3,559,277 and 3,564,644 shares
           issued and outstanding                                    35,593              35,646
       Additional paid-in capital                                27,740,483          27,740,840
       Accumulated deficit                                       (4,169,562)        (11,474,025)
                                                              -------------       -------------
           Total stockholders' equity                            35,106,514          27,802,461
                                                              -------------       -------------
                                                              $ 164,612,738       $ 160,889,884
                                                              =============       =============



        The accompanying notes are an integral part of these statements.

                        MOTHERS WORK, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                        Three Months Ended                     Nine Months Ended
                                                             June 30,                               June 30,
                                                 ---------------------------------    -----------------------------------
                                                      1996               1997                1996               1997
                                                      ----               ----                ----               ----

NET SALES                                         $  51,552,000      $  64,232,626      $ 146,616,883      $ 181,221,730

COST OF GOODS SOLD                                   22,830,973         28,317,716         62,898,164         81,852,040
                                                  -------------      -------------      -------------      -------------

       Gross profit                                  28,721,027         35,914,910         83,718,719         99,369,690

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES         23,178,633         31,629,614         69,168,116         92,676,279
RESTRUCTURING COSTS                                         --                 --                 --           5,617,094
                                                  -------------      -------------      -------------      -------------

       Operating income                               5,542,394          4,285,296         14,550,603          1,076,317

INTEREST EXPENSE, NET                                 3,194,813          3,247,281          9,337,137          9,819,512
                                                  -------------      -------------      -------------      -------------

       Income (loss) before income taxes              2,347,581          1,038,015          5,213,466         (8,743,195)

INCOME TAX PROVISION (BENEFIT)                        1,108,862            105,000          2,473,023         (2,254,945)
                                                  -------------      -------------      -------------      -------------

NET INCOME (LOSS)                                     1,238,719            933,015          2,740,443         (6,488,250)

PREFERRED DIVIDENDS                                     244,374            272,071            733,125            816,213
                                                  -------------      -------------      -------------      -------------

NET INCOME (LOSS) AVAILABLE TO
    COMMON STOCKHOLDERS                           $     994,345      $     660,944      $   2,007,318      $  (7,304,463)
                                                  =============      =============      =============      =============

NET INCOME (LOSS) PER COMMON SHARE                $        0.28      $        0.18      $        0.58      $       (2.05)
                                                  =============      =============      =============      =============


WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING                                       3,578,953          3,704,572          3,441,233          3,562,419
                                                  =============      =============      =============      =============


        The accompanying notes are an integral part of these statements.

                        MOTHERS WORK, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                      Nine Months Ended
                                                                                           June 30,
                                                                                --------------------------------
                                                                                     1996               1997
                                                                                     ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                          $  2,740,443       $ (6,488,250)
     Adjustments to reconcile net income (loss) to
       net cash provided by (used in) operating activities-
                  Depreciation and amortization                                    7,392,699          9,311,896
                  Non-cash portion of restructuring charges                             --            3,822,515
                  Imputed interest on debt                                            76,085             56,730
                  Deferred tax expense (benefit)                                   2,189,438         (2,254,945)
                  Amortization of deferred financing costs                           313,703            313,475
                  Provision for deferred rent                                        477,952            703,798
     Changes in assets and liabilities, net of effects
       from purchase of businesses-
                  Decrease (increase) in-
                    Receivables                                                    2,601,215            (18,008)
                    Inventories                                                  (16,365,148)         1,742,372
                    Prepaid expenses and other                                       320,721           (745,280)
                  Increase (decrease) in-
                    Accounts payable and accrued expense                            (682,772)         5,555,062
                    Other liabilities                                                733,125            816,213
                                                                                ------------       ------------
                       Net cash provided by (used in) operating activities          (202,539)        12,815,578
                                                                                ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of businesses, net of cash acquired                                (6,251,513)              --
     Purchases of property, plant and equipment                                   (9,190,851)        (7,886,256)
     Increase in intangibles and other assets                                       (286,762)          (339,926)
                                                                                ------------       ------------
                       Net cash used in investing activities                     (15,729,126)        (8,226,182)
                                                                                ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Decrease (increase) in line of credit and cash overdrafts, net                1,500,000         (4,087,212)
     Proceeds from issuance of long-term debt                                      2,340,000               --
     Repayments of long-term debt                                                   (191,068)          (279,605)
     Debt issuance costs                                                            (288,191)
                                                                                                         (1,851)
     Net proceeds from sale of common stock                                        4,392,002               --
     Proceeds from exercise of options                                                71,685                410
                                                                                ------------       ------------
                       Net cash provided by (used in) financing activities         7,824,428         (4,368,258)
                                                                                ------------       ------------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              (8,107,237)           221,138

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     9,130,480          1,262,435

                                                                                ============       ============
CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $  1,023,243       $  1,483,573
                                                                                ============       ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during period for:

     Interest                                                                   $  6,174,218       $  6,583,591

                                                                                ============       ============

          Income taxes                                                          $       --         $       --
                                                                                ============       ============



   The accompanying notes are an integral part of these financial statements.

                       MOTHERS WORK, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997

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

2. PROPERTY, PLANT AND EQUIPMENT

In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that full recoverability is questionable. Management evaluates the recoverability of goodwill and other long-lived assets and several factors are used in the valuation including, but not limited to, management's future operating plans, recent operating results and projected cash flows. The Company adopted SFAS No. 121 in the first quarter of fiscal 1997 and recorded a charge of approximately $248,000, related to leasehold improvements and furniture and equipment at two store locations. In the second quarter, as part of the restructuring discussed in Note 6, the Company took an additional $704,000 charge for 14 additional stores. These charges are included in selling, general and administrative expenses. An impairment is recognized when future net cash flows for each store are expected to be less than the carrying amount of the assets. The fair value of each store asset was determined based on a forecast of expected cash flows.

                       MOTHERS WORK, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1997

                                   (Unaudited)

                                -- (continued) --


3. STOCK OPTIONS AND WARRANTS

During the nine months ended June 30, 1997, 151,500 options were granted to certain officers (not the Chairman or the President) and employees for the purchase of the Company's common stock at prices at least equal to the fair market value on the date of the grant. In addition, pursuant to a cashless exercise right, warrants were exercised to purchase 7,465 shares of common stock at $2.72 per share through the surrender of 2,138 shares of common stock.

4. EARNINGS PER SHARE (EPS)

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share", which the Company is required to adopt for both interim and annual periods ending after December 15, 1997. SFAS No. 128 simplifies the EPS calculation by replacing primary EPS with basic EPS. Basic EPS is computed by dividing reported earnings available to common stockholders by weighted average shares outstanding. Fully diluted EPS, now called diluted EPS, is still required. Early application is prohibited, although footnote disclosure of proforma EPS amounts computed is required. Under SFAS No. 128, proforma basic EPS for the three months ended June 30, 1997 and 1996 would have been $0.19 and $0.31, respectively, as compared to the $0.18 and $0.28 reported. Proforma basic EPS for the nine months ended June 30, 1996 would have been $0.63 as compared to the $0.58 reported. All other EPS amounts for the periods presented remain the same.

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

                       MOTHERS WORK, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1997

                                   (Unaudited)

                                -- (continued) --


6. RESTRUCTURING COSTS AND OTHER UNUSUAL CHARGES

In April 1997 the Company announced a plan to restructure its core maternity business by combining the Mimi Maternity and Maternite over-lapping product styles and closing approximately 30 retail locations serviced by other Company stores. Restructuring costs of $5.6 million were recorded in the second quarter of fiscal 1997 and includes approximately $2.6 for the write-off of furniture, fixtures and leasehold improvements, $1.7 million for lease termination and other costs and $1.3 million for the write-off of patterns related to over-lapping product styles that will no longer be manufactured by the Company as a result of the Mimi Maternity and Maternite product line consolidation, and thus have no future value. As of June 30, 1997 16 stores had been closed and the remaining stores will primarily be closed through the end of fiscal 1997.

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

                       MOTHERS WORK, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1997

                                   (Unaudited)

                                -- (continued) --


Accordingly, set forth below is certain summarized financial information (within the meaning of Section 1-02(bb) of Regulation S-X) for the Guarantors:

                             September 30, 1996        June 30, 1997
                             ------------------        -------------
     Current assets              $ 5,601,825            $ 3,353,380
     Noncurrent assets            20,963,279             20,806,704
     Current liabilities           3,059,322              2,810,555
     Noncurrent liabilities        3,835,768              3,215,508


                              Nine Months Ended      Nine Months Ended
                                  June 30, 1996          June 30, 1997
                                  -------------          -------------
     Net sales                   $89,787,000            $35,756,289
     Costs and expenses           79,262,000             27,237,568
     Net income                    5,533,000              5,622,356

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The following tables set forth certain operating data as a percentage of sales and as a percentage change for the periods indicated:


                                                                                                  % Period to Period
                                                                                                       Increase
                                                Percentage of Net Sales                -----------------------------------------
                                   --------------------------------------------------     Three Months          Nine Months
                                            Three                     Nine                    Ended                Ended
                                        Months Ended              Months Ended              June 30,              June 30,
                                          June 30,                  June 30,                  1997                  1997
                                   ------------------------  ------------------------      Compared to           Compared to
                                      1996         1997          1996         1997             1996                  1996
                                   -----------  -----------  ------------  -----------  -------------------  --------------------
Net sales                             100.0%       100.0%        100.0%      100.0%             24.6%               23.6%
Cost of goods sold                     44.3         44.1          42.9        45.2              24.0                30.1
                                   -----------  -----------  ------------  -----------
     Gross profit                      55.7         55.9          57.1        54.8              25.0                18.7

Selling, general
   and administrative
   expenses                            44.9         49.2          47.2        51.1              36.5                34.0

Restructuring costs                     --           --              --        3.1
                                   -----------  -----------  ------------  -----------
     Operating income                  10.8          6.7           9.9         0.6               NM                  NM

Interest expense, net                   6.2          5.1           6.3         5.4               1.6                 5.2
                                   -----------  -----------  ------------  -----------
Income (loss) before
   income taxes                         4.6          1.6           3.6        (4.8)              NM                  NM

Income tax provision
 (benefit)                              2.2          0.1           1.7        (1.2)              NM                  NM
                                   -----------  -----------  ------------  -----------
Net income (loss)                       2.4%         1.5%          1.9%       (3.6)%             NM                  NM
                                   ===========  ===========  ============  ===========


NM - Not Meaningful.

The following table sets forth certain information representing growth in the number of leased departments and Company-owned stores for the periods indicated:

                                      Three       Three       Nine       Nine
                                     Months      Months      Months     Months
                                      Ended       Ended       Ended      Ended
                                    June 30,    June 30,    June 30,   June 30,
                                      1996        1997        1996       1997
                                    --------    --------   --------    ---------

Beginning of period
  Stores                               406        465          427         442
  Leased maternity departments          25         95           24          26
                                      ----       ----         ----        ----
Total                                  431        560          451         468
Acquired stores                         21         --           21          --
Opened:
  Stores                                 8         14           27          41
  Leased maternity departments          --         --            1          70
Closed:
  Stores                                (5)       (18)         (45)        (22)
  Leased maternity departments          --         (1)          --          (2)
                                      ----       ----         ----        ----
End of period
  Stores                               431        461          431         461
  Leased maternity departments          25         94           25          94
                                      ====       ====         ====        ====
Total                                  455        555          455         555
                                      ====       ====         ====        ====


Three Months Ended June 30, 1997 and 1996

Net Sales

Net sales in the third quarter of fiscal 1997 increased by $12.7 million or 24.6%, as compared to the third quarter of fiscal 1996. This increase was primarily due to increased sales of $7.6 million generated by Episode America stores, acquired on June 1, 1996, $0.4 million generated by a quarterly comparable store sales increase of 0.9% in its core maternity clothing business (based on 387 stores), and a $4.7 million net increase due to other store and leased department opening and closing activity. The Company had 555 stores and leased departments (226 Motherhood Maternity(R) stores, 62 Maternite(R) stores, 49 Mimi Maternity(R) stores, 47 Maternity Works(R) outlet stores, 39 A Pea in the Pod(R) stores, 94 leased maternity departments and 38 Episode upscale "bridge" (i.e. style of clothing similar to designer fashion with a price point below designer fashion) women's apparel stores) at June 30, 1997 compared to 455 (202 Motherhood Maternity stores, 77 Maternite stores, 50 Mimi Maternity stores, 40 Maternity Works outlet stores, 40 A Pea in the Pod stores and 25 leased maternity departments and 21 Episode upscale "bridge" women's apparel stores) at June 30, 1996.

Gross Profit

Gross profit in the third quarter of fiscal 1997 increased $7.2 million or 25.0%, as compared to the third quarter of fiscal 1996. This increase was primarily generated by the increase in sales noted above. Gross profit as a percentage of net sales increased nominally to 55.9% in the third quarter of fiscal 1997 as compared to 55.7% in the comparable period of the prior year. This increase was primarily due to improved gross margin percentage in the upscale and moderate priced maternity divisions, partially offset by a decrease in gross margin percentage at the maternity outlet division.

Selling, General & Administrative Expenses

Selling, general and administrative expenses increased by $8.5 million or 36.5% in the third quarter of fiscal 1997 as compared to the third quarter of fiscal 1996 and, as a percentage of net sales, increased from 44.9% to 49.2%. The increase as a percentage of sales was primarily due to higher rents and wages necessary to operate the Episode stores, when compared to maternity stores and $0.4 million of royalty expense to license the Episode trademark. Since the acquisition of Episode in June 1996, the Company has been paying a royalty of 5% of Episode sales under its Episode trademark license which royalty will end when the cumulative royalty payment reaches $4.5 million. As of June 30, 1997 $1.5 million in cumulative royalty charges have been recorded. The dollar increase during the third quarter of fiscal 1997 as compared to the third quarter of fiscal 1996 was primarily due to increases in store rents, wages and benefits and operating expenses at the store level, which accounted for $2.9 million, $2.1 million and $0.9 million of the increase, respectively. The increases in rents, wages and benefits and operating expenses at the store level were due to the increase in the number of stores opened and acquired and additional employees required to operate these stores. In addition, royalty expense, higher advertising, marketing, depreciation and amortization, and shipping costs contributed to the dollar increase in selling, general and administrative expenses.

Operating Income

The operating income in the third quarter of fiscal 1997 was $4.3 million compared to $5.5 million in the third quarter of fiscal 1996 and, as a percentage of net sales, decreased from 10.8% to 6.7%. Operating income for the third quarter of fiscal 1997 for the core maternity business was comparable to the same period in the prior year, however as a percentage of sales it has declined primarily as a result of the growth of the Motherhood revenues, as Motherhood operates with a lower gross margin percentage than the upscale maternity divisions. The Episode stores had negative operating income in the third quarter of fiscal 1997 which added to the overall decline in the Company's operating income. In general, the Episode stores have higher selling, general and administrative expenses, than the maternity stores. The Company continues to introduce new merchandise for the division, and train and provide incentive to sales associates, in order to increase Episode revenues to support the higher selling, general and administrative expenses of this division. However, there can be no assurances that the Episode divisions actual performance will improve as a result of these steps.

Interest Expense, Net

Net interest expense increased by $0.1 million in the third quarter of fiscal 1997 compared with the third quarter of fiscal 1996, and as a percentage of sales, decreased from 6.2% to 5.1%. The dollar increase was primarily due to short-term borrowings under the line of credit agreement.

Income Taxes

The effective income tax rate was 10.1% in the third quarter of fiscal 1997 as compared to 47.2% in the third quarter of fiscal 1996. The change in the effective income tax rate was primarily due to the impact of non-deductible amortization of goodwill relative to income before income taxes.


Nine Months Ended June 30, 1997 and 1996


Net Sales

Net sales in the first nine months of fiscal 1997 increased by $34.6 million or 23.6%, as compared to the first nine months of fiscal 1996. This increase was primarily due to increased sales of $21.8 million generated by Episode America stores, acquired on June 1, 1996, $3.4 million generated by a year-to-date comparable store sales increase of 2.7% in its core maternity clothing business (based on 364 stores), and a $9.4 million net increase due to other store and leased department opening and closing activity.

Gross Profit

Gross profit in the first nine months of fiscal 1997 increased $15.7 million or 18.7%, as compared to the first nine months of fiscal 1996. This increase was primarily generated by the increase in sales noted above. Gross profit as a percentage of net sales decreased to 54.8% in the first nine months of fiscal 1997 as compared to 57.1% in the comparable period of the prior year. The continued growth of the Motherhood Maternity sales as a percentage of overall maternity sales has contributed to the decrease in gross profit as a percentage of sales because Motherhood operates with a lower gross margin percentage than the upscale maternity divisions. In addition, the decrease in gross profit was partially due to an $0.8 million charge to write-down inventory related to the Company's restructuring and consolidation of its upscale maternity business (see Restructuring Costs below) and an increase in factory overhead. Further, the Episode sales have generated overall lower margins than the maternity sales, due to the high degree of competition in upscale bridge women's apparel. The Company anticipates that its gross margins could decrease further as Episode and Motherhood become more significant to the Company's operations.

Selling, General & Administrative Expenses

Selling, general and administrative expenses increased by $23.5 million or 34.0% in the first nine months of fiscal 1997 as compared to the first nine months of fiscal 1996 and, as a percentage of net sales, increased from 47.2% to 51.1%. The increase as a percentage of sales was primarily due to higher rents and wages necessary to operate the Episode stores, when compared to the maternity stores and $1.1 million of royalty expense to license the Episode trademark. The dollar increase during the first nine months of fiscal 1997 as compared to the first nine months of fiscal 1996 was primarily due to increases in store rents, wages and benefits and operating expenses at the store level, which accounted for $7.6 million, $5.8 million and $2.9 million of the increase, respectively. The increases in rents, wages and benefits and operating expenses at the store level were due to the increase in the number of stores opened and acquired and additional employees required to operate these stores. In addition, royalty expense, higher advertising, marketing, depreciation and amortization, and shipping costs contributed to the increase in selling, general and administrative expenses.

Further, during the first nine months of fiscal 1997 the Company recorded a charge of approximately $952,000, under Statement of Financial Accounting Standards No. 121, related to leasehold improvements and furniture and equipment at 16 store locations.

Restructuring Costs

In April 1997 the Company reported that it will combine the Mimi Maternity and Maternite over-lapping product styles and close approximately 30 retail locations serviced by other Company stores. Restructuring costs of $5.6 million, related to the restructuring of the Company's core maternity business, were charged in the second quarter of fiscal 1997. The restructuring costs consist primarily of $2.6 for the write-off of furniture, fixtures and leasehold improvements, $1.7 million for lease termination and other costs and $1.3 million for the write-off of patterns related to over-lapping product styles that will no longer be manufactured by the Company as a result of the Mimi Maternity and Maternite product line consolidation, and thus have no future value.

Operating Income

The operating income in the first nine months of fiscal 1997 was $1.1 million compared to operating income of $14.6 million for the comparable period in fiscal 1996 and, as a percentage of net sales, decreased to 0.6% from 9.9%. The first nine months of fiscal 1997 was impacted by a pre-tax charge of $7.6 million related to restructuring costs and other unusual charges for restructuring the Company's core maternity business and the operating losses incurred at the Episode division.

Operating income for the first nine months of fiscal 1997 for the core maternity business and exclusive of restructuring and other unusual charges decreased to $13.2 from $14.6 million for the comparable period in the prior year; and also decreased as a percentage of sales. Due to factors affecting gross profit discussed above, the gross margin percentage declined at a faster rate than the decline in the selling, general and administrative expense percentage related to the core maternity business, thus causing the decline in operating income. In addition, Episode stores had negative operating income in the first nine months of fiscal 1997 which added to the overall decline in the Company's operating income. The Company believes it has taken certain initiatives discussed above to support the higher selling general and administrative expenses of the Episode division. However, there can be no assurances that the Company's actual performance will improve as a result of these steps.

Interest Expense, Net

Net interest expense increased by $0.5 million in the first nine months of fiscal 1997 compared with the comparable period in fiscal 1996, and as a percentage of sales, decreased from 6.3% to 5.4%. The dollar increase was primarily due to short-term borrowings under the line of credit agreement and a reduction of interest income.

Income Taxes

The effective income tax rate was 25.8% in the first nine months of fiscal 1997 as compared to 47.4% in the first nine months of fiscal 1996. The change in the effective income tax rate was primarily due to the impact of non-deductible amortization of goodwill relative to income before income taxes. Income before income taxes was impacted by the restructuring costs discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash sources for the first nine months of fiscal 1997 have primarily been from operations. The Company's primary cash needs during the nine months ended June 30, 1997 have been for capital expenditures at the store level. In addition, the Company used excess cash flow to reduce its line of credit balance and net cash overdrafts by approximately $4.1 million. At June 30, 1997 the Company had available cash and cash equivalents of $1.5 million, compared with $1.3 million at September 30, 1996.

Net cash provided by operating activities increased from $0.2 million used in operating activities for the nine months ended June 30, 1996 to $12.8 million provided by operating activities in the same period for fiscal 1997. The cash provided by operating activities in the nine months ended June 30, 1997 included cash provided by a net loss, after adjustments for non-cash items, of $5.5 million, and cash provided by working capital of $7.3 million. The cash provided by working capital consists of $6.4 million resulting from an increase in accounts payable, accrued expenses and other liabilities and $1.7 million due to a decrease in inventories, partially offset by an increase in receivables, prepaid expenses and other assets of $0.8 million. The cash provided by inventories during fiscal 1997 is a result of company-wide efforts to increase inventory turn-over ratio for fiscal 1997. This compares with cash provided by net income, after adjustments for non-cash items, of $13.2 million, and cash used for working capital of $13.4 million during the first nine months of fiscal 1996. The cash used for working capital consists of $16.4 million to increase inventories, partially offset by a decrease in accounts receivable, prepaid expenses and other assets of $3.0 million. In the prior year period, inventories increased as the Company continued to supply product to the newly acquired Motherhood division.

Net cash used in investing activities decreased from $15.7 million in the nine months ended June 30, 1996 to $8.2 million in the nine months ended June 30, 1997. The cash used in investing activities for the first nine months of fiscal 1997 included $6.5 million used for capital expenditures for new store facilities and improvements to existing stores, $1.4 million for other corporate capital expenditures and $0.3 million for intangible and other assets. This compares with $2.3 million used in connection with the Episode acquisition, $3.9 million in additional acquisition costs for Pea and Motherhood, $3.9 million used for building improvements to the new Company headquarters, manufacturing and distribution facility, $4.4 million used for capital expenditures for new store facilities and $1.2 million for other corporate capital expenditures and intangible assets.

Net cash used in financing activities increased $12.2 million, from $7.8 million provided by financing activities in the nine months ended June 30, 1996 to $4.4 million used in financing activities for the nine months ended June 30, 1997. The $4.4 million used in financing activities resulted primarily from $4.1 million in repayment of the line of credit and cash overdraft activity and $0.3 million in repayment of long-term debt. This compares with $7.8 million provided by financing activities primarily from $4.4 million of net proceeds from the sale of common stock, $1.5 million in short-term borrowings under the line of credit agreement, $2.3 million of proceeds from the issuance of long-term debt, and $0.1 million of proceeds from the exercise of options, partially offset by $0.2 million in repayments of long-term debt and $0.3 million in debt issuance costs.

In April 1997 the Company reported that it will restructure its core maternity business and consequently, combine the Mimi Maternity and Maternite over-lapping product lines and close approximately 30 retail locations serviced by other Company stores, the cash portion of which is approximately $1.3 million. As of June 30, 1997 approximately $0.3 million in cash has been paid and the remaining amount will be paid out through the second quarter of fiscal 1998.

In July 1997, and in order to provide the Company with additional borrowing capacity under its working capital revolving line of credit facility ("Working Capital Facility"), the Working Capital Facility was increased from $20.0 million to $27.0 million. In April 1997, in connection with the restructuring, the Company obtained a one year extension and a revision to certain financial covenants pertaining to the Working Capital Facility. The Working Capital Facility has been extended through July 31, 1999 and provides for a revolving credit and letter of credit facility and for an additional $4.0 million letter of credit to collateralize an Industrial Revenue Bond. Financial covenant requirements were changed and a monthly rolling twelve-month operating cash flow covenant was added. In addition, the interest coverage ratio was replaced with a fixed charge coverage ratio. On August 1, 1997, after the $5.8 million semi-annual interest payment on the Notes, the Company had $9.6 million in borrowings and $12.2 million in additional letters of credit issued under the Working Capital Facility.

In its maternity operations, the Company intends to focus primarily on growing the leased department business. Departments are leased from stores such as Lazarus, Rich's, Famous Barr and Macy's and are generally staffed with Mothers Work employees. The inventory of the leased departments are maintained by the Company, and Company point-of-sale registers are used in the majority of the departments. Payment terms for the leased space are based on a percentage of net sales and generally range between 15% and 21%. In addition, expenses such as credit card fees, miscellaneous supplies and telephone usage are individually charged. Secondarily, the Company intends to grow the Motherhood business, subject to capital availability. These businesses represent the Company's biggest opportunity for growth, subject to capital and marketplace availability. In comparison to the maternity business as a whole, the Company does not anticipate the leased departments to have materially different gross profit and selling, general and administrative expenses as a percentage of sales. However, gross margin from Motherhood is typically lower than the remainder of the maternity business and growth in the Motherhood business could result in lower gross margin.

The near-term strategy for the Episode division is to broaden the product line through the growth of the Daniel & Rebecca(R) product and to add several stores in major metropolitan areas, subject to capital and marketplace availability. The Episode division has operated at a loss since the acquisition on June 1, 1996, and the decrease in operating income for fiscal 1997, exclusive of restructuring and other unusual charges, is primarily attributable to Episode operations.
Although sales levels improved in the fiscal 1997 third quarter, Episode revenues remain below management's initial estimates and are currently at levels which would not support profitable operations of the Episode division. Based on the existing operations at Episode the Company needs to increase revenues substantially in order to be profitable at that division. The Company's management has limited experience in the bridge women's apparel business and the integration of Episode into the rest of the Company's operations has required substantial management time and other resources. In addition, the operations of a bridge women's fashion business are subject to numerous risks, unanticipated operating problems, and greater competition and fashion risk than the Company's core maternity business. Based on the foregoing factors, there can be no assurance that the Company's Episode operations will become profitable. Further, the Episode acquisition could result in the incurrence of additional indebtedness, which in turn could result in an increase in the degree of financial leverage of the Company and a decrease in the Company's financial flexibility. At June 30, 1997 the Episode assets consist primarily of inventory and furniture, equipment and leasehold improvements of approximately $8.6 million and $7.7 million, respectively. The Company also has lease commitments on Episode stores approximating $34.2 million payable through 2011.

The Company believes that its current cash and working capital positions, available borrowing capacity through the Working Capital Facility and net cash expected to be generated from operations will be sufficient to fund the Company's working capital requirements and the remaining anticipated fiscal 1997 capital expenditures of $1.1 million. The remaining fiscal 1997 capital expenditures are primarily for the addition of new stores. On August 1, 1997 the required $5.8 million semi-annual interest payment on the Notes was paid. There are currently no restrictions on the ability of the Guarantors to transfer funds to the Company in the form of cash dividends, loans or advances other than restrictions imposed by applicable law.

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

PART II.       OTHER INFORMATION
Item 6.        Exhibits and Reports on Form 8-K

          (a) 4.1 Rights Agreement, dated as of October 9, 1995, between Mothers Work, Inc. and StockTrans, Inc., including Form of Series B Rights Certificate (Exhibit A), Form of Certificate of Designation (Exhibit B), and Form of Summary of Rights (Exhibit
               C)(incorporated by reference to Exhibit 4.1 to the Mothers Work, Inc. Current Report on Form 8-K dated October 12, 1995).

               4.2 Amended and Restated Rights Agreement, dated as of March 17, 1997, between Mothers Work, Inc. and StockTrans, Inc., including Form of Series B Rights Certificate (as amended) (Exhibit A), Form of Certificate of Designation (Exhibit B), and Form of Summary of Rights (as amended) (Exhibit C) (incorporated by reference to Exhibit 4.2 to the Mothers Work, Inc. Current Report on From 8-K dated March 17, 1997).

               4.3 Amendment No. 1, dated as of June 4, 1997 to the Amended and Restated Rights Agreement, dated as of March 17, 1997, between Mothers Work, Inc. and StockTrans, Inc., including Form of Summary of Rights (as amended) as Exhibit C.

               10.1 Seventh Amendment to Credit Agreement dated July 31, 1997 between the Company, its subsidiaries and CoreStates Bank.

               11 Statement re: Computation of per share earnings.

               27 Financial Data Schedule (schedule submitted in electronic format only)

          (b)  Reports on Form 8-K.

               During the quarter ended June 30, 1997, the Company filed a Current Report on Form 8-K dated April 25, 1997 ("Form 8-K"), relating to the Company's announcement of its results of operations for the second fiscal quarter of 1997, a restructuring of its maternity product line and an extension of its credit agreement.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  MOTHERS WORK, INC.

Date: August 11, 1997                       By:       /s/ Dan W. Matthias
                                                ----------------------------
                                                        Dan W. Matthias
                                                    Chief Executive Officer
                                                              And
                                                     Chairman of the Board

Date: August 11, 1997                       By:        /s/ Thomas Frank
                                                ----------------------------
                                                         Thomas Frank
                                                    Chief Financial Officer
                                                              and
                                                   Vice President - Finance

                                  EXHIBIT INDEX


   Exhibit
     No.                         Description                           Page No.
------------                  ----------------                         --------

     4.1 Rights Agreement, dated as of October 9. 1995, between Mothers Work, Inc. and StockTrans, Inc., including
             Form of Series B Rights Certificate (Exhibit A), Form of Certificate of Designation (Exhibit B), and Form of Summary of Rights (Exhibit C) (incorporated by reference To Exhibit 4.1 to the Mothers Work, Inc. Current Report On Form 8-K dated October 12, 1995).

     4.2     Amended and Restated Rights Agreement, dated as of
             March 17, 1997, between Mothers Work, Inc. and StockTrans., including Form of Series B Rights Certificate (as amended)(Exhibit A), Form of Certificate of Designation (Exhibit B), and Form of Summary of Rights (as amended) (Exhibit C) (incorporated by reference to Exhibit 4.2 to the Mothers Work, Inc. Current Report on From 8-K dated March 17, 1997).

     4.3 Amendment No. 1, dated as of June 4, 1997 to the Amended And Restated Rights Agreement, dated as of March 17, 1997, between Mothers Work, Inc. and StockTrans, Inc., Including Form of Summary of Rights (as amended) as Exhibit C.

    10.1     Seventh Amendment to Credit Agreement dated July 31,
             1997 between the Company, its subsidiaries and CoreStates Bank

     11      Statement re: Computation of per share earnings

     27      Financial Data Schedule (schedule submitted in
             Electronic format only)