Form 10-K
period 1997-09-30
MOTHERS WORK INC
filed 1997-12-18
CIK 896985

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             -----------------------
                                    FORM 10-K
                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
(Mark One)

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended  September 30, 1997
                           ------------------

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ______________  to  _______________

Commission file number  0-21196
                      ----------

                               Mothers Work, Inc.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    Delaware                                   133045573
---------------------------------------------              ------------------
(State or other jurisdiction of incorporation                (IRS Employer
             or organization)                              Identification No.)

456 North Fifth Street, Philadelphia, PA                          19123
----------------------------------------                        ----------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code   (215) 873-2200
                                                     ---------------

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                   Name of each exchange on which registered
-------------------                   -----------------------------------------
       NONE


Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                     --------------------------------------
                                (Title of class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.      Yes |X|   No ___.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

     On November 14, 1997, the aggregate market value of the Registrant's Common Stock, $.01 par value, held by nonaffiliates of the Registrant was approximately $21,382,641.

     On November 14, 1997, 3,564,644 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Stockholders scheduled to be held on January 15, 1998 are incorporated by reference into Part III of this Form 10-K.

                                     PART I

ITEM 1.  Business(1)

General

     Mothers Work, Inc., a Delaware corporation ("Mothers Work" or the "Company"), which began operations in 1982, is the largest specialty retailer of maternity clothing in the United States. In fiscal 1996 the Company expanded into upscale "bridge" women's apparel (i.e., similar to designer fashions but with a lower price point) through the acquisition of Episode USA Inc. ("Episode"). As of September 30, 1997, the Company operated 431 stores under the Mimi Maternity(R), A Pea in the Pod(R) ("Pea"), Motherhood Maternity(R) ("Motherhood") and Maternity Works(R) concepts offering a full range of career, casual and special occasion maternity wear. In addition, the Company operated 114 leased maternity departments in stores such as Lazarus, Rich's, Famous Barr and Macy's. The Company also operated 42 stores under the Episode(R)(2) concept, offering upscale bridge women's apparel. The Company locates its stores primarily in regional shopping malls and, to a lesser extent, in central business districts within major metropolitan areas, and in factory-direct outlet centers. The Company is vertically-integrated, performing design, manufacturing, distribution and retail sales functions primarily in-house.

     The Company's maternity wear retail stores, although having different merchandising and marketing strategies, are all targeted to those women seeking to purchase moderate to upscale maternity fashions. All of the Company's maternity store concepts sell clothing that is designed to meet an expectant mother's entire lifestyle fashion needs including her career requirements, as well as her casual and special occasion needs. In April 1997 the Company restructured its core maternity business by combining the Mimi Maternity and Maternite lines and consolidating store operations in selected markets.(3) Mimi Maternity, which was developed in 1990, is designed to meet the needs of fashion forward women who are willing to spend more to make a fashion statement. Pea, which was acquired in April 1995, markets the most upscale of the Company's maternity fashions and offers a premium or bridge merchandise selection manufactured by the Company, including the Company's Mimi Maternity line of clothing, and certain designer labels. Mimi Maternity and Pea collectively constitute the Company's "high end" product line. Motherhood, the oldest national chain specialty retailer of maternity clothing in the United States, was acquired in August 1995 in order for the Company to enter the moderately-priced maternity clothing market. Maternity Works,


---------------

     (1) The terms "Mothers Work" and the "Company" as used in this Report include each of the following subsidiaries of the Company: Mothers Work (R.E.), Inc., The Page Boy Company, Inc. ("Page Boy"), and Cave Springs, Inc. All references in this Report to stores or Company-owned stores include leased departments.

     (2) Episode, Excursion and Excursions are registered trademarks of Episode USA, Inc.

     (3) The Company continues to operate stores under the names Maternite and Mothers Work where bound by lease arrangements or where it would otherwise be uneconomical to change the name of the store to Mimi Maternity at this time.

a chain of factory-direct outlet stores, serves the woman who seeks upscale apparel during her pregnancy but cannot or will not purchase at full retail prices.

     The Company also operates in the non-maternity women's apparel market through its Episode division, which was acquired in June 1996. Episode markets bridge women's fashion apparel heavily focused on jackets, skirts, pants and blouses. Episode was founded by the Fang brothers of Hong Kong and their company Toppy International Limited ("Toppy"), from whom the U.S. stores were acquired.

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


The Maternity Apparel Market

     The Company is unaware of any reliable data on the revenue size of the maternity apparel market. The Company believes that the number of maternity clothing wholesale vendors has decreased during the past decade as a result of the decline in the number of large retailers and department store chains which market maternity clothing. The Company's vertical integration reduces the need for the Company to rely on the availability of merchandise from outside vendors, providing a competitive advantage for the Company. Management believes that the market is elastic due in part to customers who shop the regular market and choose loose-fitting or larger-sized clothing as a substitute for maternity wear. The Company considers this component of the market to be a revenue opportunity.

Bridge Fashion Market

     The acquisition of Episode represents the Company's first entry into the regular women's apparel market. In addition, the Company has introduced its own non-maternity bridge line, Daniel & Rebecca(R), which is being sold through its Episode locations. Episode markets bridge women's fashion apparel heavily focused on jackets, skirts, pants and blouses. The women's regular-sized market segment is extremely competitive and the Company will compete for customers with large specialty apparel retailers, better department stores, national apparel chains, designer boutiques and individual apparel stores.


Strategy

     The key components of the Company's strategic objectives are described below.

     Real Time Retailing - Real Time Retailing is the Company's proprietary and comprehensive capability to monitor better and respond more quickly to consumer fashion demand, thereby reducing the fashion risk inherent in the apparel business. Through the use of computerized point of sale and merchandising systems, daily replenishment of inventory, "quick-turn" manufacturing and "quick-response" design, all managed by an experienced group of employees, the Company is able to provide its customers with the merchandise that they want when they want it. The Company believes that this ability to react in real time to changing consumer tastes and demand for product gives it a competitive advantage over apparel retailers who source the majority of their product overseas or with outside vendors which results in long lead times and an inability to replenish merchandise quickly. The objective is to maximize the sales potential of each store by matching the profile of the store's customers with the proper merchandise. Real Time Retailing also assists the Company in maximizing its in-store inventory turns and sales per square foot, reducing its cost of goods sold and leading to higher gross profit margins.

     Prime Locations and Broad Distribution - The Company's demonstrated ability historically to generate high sales per square foot, the fact that its stores project an image and design consistent with other quality retailers and its multiple concept approach have enabled the Company to secure and maintain desirable retail locations within regional shopping malls and factory-direct outlet centers for its stores. These factors have enabled the Company not only to locate stores at many of the most desirable shopping malls and factory-direct outlet centers, but also to obtain desirable locations within such malls and centers.

     By operating four different store concepts, the Company is positioned to satisfy demand for maternity clothing throughout the moderate-to-high end segments of the market. Mall operators require an appropriate mix of stores for the mall's perceived consumer and market position. For regional malls that require one maternity store, the Company provides several different concepts within the moderate to the high end segments of the market. Moreover, since there is some overlap between store concepts (in terms of both stocked merchandise and price points), the Company expects that customers will shop at more than one of its store concepts. Accordingly, the Company is positioned to supply mall operators which require two maternity stores. In the case of multi-mall operators, the Company has the flexibility to supply packages of stores in multiple malls utilizing several of its concepts.

     As of September 30, 1997, the Company's operations included 114 leased departments. Generally, start-up and operating costs for a leased department are substantially less than for a stand-alone store. The departments are leased from stores such as Lazarus, Rich's, Famous Barr and Macy's and are generally staffed with Company employees. The inventory of the leased departments is merchandised and owned by the Company. Approximately 75% of the leased departments utilize Company point-of-sale registers to capture sales information, and 100% of the leased departments use such registers to communicate with employees. The Company's leased department arrangements generally have an initial term of one year. The term is automatically renewed for up to one year or indefinitely, and may be terminated by either party upon advance written notice of up to 90 days. Payment terms for the leased space are based on a percentage of net sales and generally range between 15% and 21%. In addition, expenses such as credit card fees, miscellaneous supplies and telephone usage are paid as incurred. A significant part of the Company's growth strategy for fiscal 1998 includes the opening of leased departments.

     Retail, Merchandising, Manufacturing, Design and Distribution Strengths - The Company believes it can capitalize on its retail, merchandising, manufacturing, design and distribution strengths to expand its product offering from maternity apparel to regular sized women's apparel through its acquisition and expansion of Episode. Through its Episode division, the Company is serving the bridge-level customer with whom it has experience through its Pea store concept, and most every member of the Company's design, merchandising, store operations and manufacturing departments has some level of experience in the regular women's apparel market. The Company is managing the merchandising, manufacturing and design operations of the Episode division with the same techniques and skills it has used to operate its maternity business, including fully-staffed merchandising and design departments, computer systems as well as quick response design and manufacturing.

Expansion Strategy

     Expansion of Apparel Business. Since the time of its initial public offering in March 1993, the Company has increased its store base by approximately 776% (from 67 stores to 587 stores) as of September 30, 1997. These increases include stores acquired as a result of the Company's January 1994 acquisition of Page Boy (22 stores acquired) ("Page Boy Acquisition"), a Dallas-based maternity clothing chain, its April 1995 acquisition of Pea (66 stores acquired) ("Pea Acquisition"), also a Dallas-based maternity clothing chain and formerly the nation's second largest maternity retailer, its August 1995 acquisition of Motherhood (217 stores acquired) ("Motherhood Acquisition"), a California-based maternity clothing chain, and its June 1996 acquisition of Episode (21 stores acquired) ("Episode Acquisition").

     Following the Pea Acquisition in 1995, the Company undertook an analysis of all of its stores and entered into a store rationalization and consolidation program to determine which acquired stores would be best operated under separate names and which stores should be closed as redundant. In addition, in April 1997 the Company announced a plan to restructure its core maternity business by combining the Mimi Maternity and Maternite over-lapping product styles and closing approximately 30 retail stores, primarily high end locations, serviced by other Company stores. In addition to the closing of the high end locations, the Company converted 26 additional high end stores into more moderately priced Motherhood stores. After completion of the restructuring plan, the Company operates 120 high end stores under the Mimi Maternity and Pea concepts. The Company believes that the high end sales from the closed and converted stores will be effectively transferred to the remaining high end store base.

     The Motherhood Acquisition provides the Company's biggest opportunity as it gives the Company more complete mall coverage at all price points ranging from moderate to high end and represents the Company's first significant presence within leased departments. Motherhood, along with the leased departments mentioned above, represents a significant part of the Company's growth strategy for fiscal 1998, subject to capital and marketplace availability. The Episode Acquisition, as well as the expansion of the Daniel & Rebecca(R) line, gives the Company entry into bridge women's fashion apparel and an opportunity to grow outside the maternity business.

     The Company opened 152 locations in fiscal 1997, consisting of 91 leased departments, 45 Motherhood and Maternity Works stores and 16 Episode and Episode outlet stores, compared with 44 locations in fiscal 1996, consisting of 30 Motherhood, 9 high end maternity and 5 Episode and Episode outlet stores. The Company plans to add approximately 70 maternity stores, primarily leased departments and Motherhood stores, and approximately 9 Episode stores, primarily Episode outlets, in fiscal 1998.

     A significant portion of the Company's growth has resulted from the addition of new stores, acquisition of existing maternity stores and the increased sales volume from such stores. The Company's ability to open new stores on a timely basis will depend upon the Company's success in identifying suitable store sites, obtaining leases for those sites on acceptable terms, constructing or refurbishing the sites where necessary, and hiring and training skilled store managers and personnel. There can be no assurance that suitable sites will be available for new stores or that new stores will generate sales volumes comparable to those of the Company's existing stores, and the costs associated with opening such stores may adversely affect the Company's profitability. Further, from time to time, the Company also evaluates store closing opportunities.

     The Company continually identifies and evaluates real estate opportunities. In addition to its current stores, the Company has identified additional malls or other locations in the United States that would be well suited for maternity stores. The Company considers markets nationwide but favors metropolitan areas with populations greater than 500,000. The Company has also identified additional malls and outlet centers which do not meet the Company's primary site selection criteria, but which may nevertheless be attractive locations for one of the Company's stores if lease terms are able to be negotiated to provide attractive store unit economics.

     The Company believes it can further increase sales of the acquired Episode stores through product line extensions, improved inventory management and refined store operations. The Company plans to increase sales by augmenting the Episode store base and merchandise selection. The Company will continue to serve the existing Episode customer base with a full line of current product from Toppy, which management believes will minimize risks associated with the bridge business. In addition, the Company has continued to successfully market its own label, Daniel & Rebecca(R), in the Episode stores. This label includes fashion forward styles that carry an independent self-confident woman of the 90's from the boardroom to the beach. This concept is referred to as lifestyle dressing and is the foundation of the Daniel & Rebecca marketing position.

     As part of the Episode Acquisition, the Company entered into a Trademark License Agreement, with an initial term expiring May 31, 2000, with Toppy. The Trademark License Agreement gives the Company the exclusive license to use the trademark Episode(R) as a name for the Company's retail stores selling bridge women's apparel and accessories in the United States. The Trademark License Agreement requires the Company to pay Toppy a royalty of 5% of net sales of products in Episode stores, with maximum royalties not to exceed $4.5 million. See Note 12 of "Notes to Consolidated Financial Statements."

Store Concepts

     The Company operates its maternity stores under four concepts offering a full range of career, casual and special occasion maternity wear: Pea, Mimi Maternity, Motherhood and Maternity Works. In addition, the Company operates high end bridge women's apparel specialty stores under the Episode(R) name. The following table sets forth certain information regarding the Company's store composition as of September 30, 1997, including each store concept's target location, product description and selected price points:

                                             Summary of Store Concepts

===================================================================================================================================
     Store            Description of          Product         Price Range for       Average Store         Typical Anchors and
    Concept          Typical Location       Description       Dresses/Blouses       Size (Sq. Ft.)       Comparable Retailers
-----------------------------------------------------------------------------------------------------------------------------------
Episode            High end regional      Young                  $200-$500              3,100         Bergdorf Goodman,
                   malls & affluent       Designer at             120-200                             Neiman Marcus, Saks
                   residential            Bridge Price                                                Fifth Avenue, Gucci,
                   districts              Point                                                       Ralph Lauren
-----------------------------------------------------------------------------------------------------------------------------------
A Pea in the       High end regional      Bridge, high           $200-$400              2,300         Bergdorf Goodman,
Pod                malls & affluent       fashion                 120-180                             Neiman Marcus, Saks
                   residential                                                                        Fifth Avenue, Gucci,
                   districts                                                                          Ralph Lauren
-----------------------------------------------------------------------------------------------------------------------------------
Mimi               High end regional      Fashion-                $78-$200              1,600         Neiman Marcus,
Maternity          malls                  forward,                 58-128                             Bloomingdales,
                                          Contemporary                                                Nordstrom's, Saks Fifth
                                                                                                      Avenue, Barney's, Joan
                                                                                                      & David, Bebe, Ann
                                                                                                      Taylor, Banana Republic
-----------------------------------------------------------------------------------------------------------------------------------
Motherhood         Moderate regional      Value-                  $28-$88               1,200         Macy's, Sears, J.C.
                   malls and              oriented,                28-58                              Penney's, Mervyn's,
                   department stores      mostly casual                                               Casual Corner, Merry-
                                          basics                                                      Go-Round, Lerners,
                                                                                                      Limited, Express, Eddie
                                                                                                      Bauer, Mothertime, Dan
                                                                                                      Howard
-----------------------------------------------------------------------------------------------------------------------------------
Maternity          Factory direct         Fashion at              $39-$79               2,000         Neiman Marcus' Last
Works              outlet malls and       marked-down              29-49                              Call, Nordstrom Rack,
                   centers                prices                                                      Saks Fifth Avenue
                                                                                                      Clearinghouse, and
                                                                                                      outlets for Ann Taylor,
                                                                                                      Polo, Donna Karan, Liz
                                                                                                      Claiborne, J. Crew and
                                                                                                      Brooks Brothers
===================================================================================================================================

     Most malls require only one moderate to high end maternity store; however, major regional malls with several department stores may be able to accommodate two. With Mimi Maternity and Pea as the Company's prestige offerings, and Motherhood as the value oriented, mostly casual basics offering, the Company has the potential to fill both positions at a given mall. As of September 30, 1997, the Company had two or more maternity stores in 34 major regional malls.

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


Merchandising, Design and Store Inventory Planning

     The Company's Vice President - Merchandising is responsible for and directs the following departments:

     Merchandising. Guided by Real Time Retailing, the Company's merchandising department combines input from the designers, current trends seen generally in women's clothing, outside vendor resources and store management input, with TrendTrack computer analysis of customer preferences to provide a constant flow of merchandise to the Company's stores. The Company strives to maintain an appropriate balance between new merchandise and proven successful styles. These fashions are generally marketed under the Company's A Pea in the Pod(R), Mimi Maternity(R), Steena(R), Daniel & Rebecca(R) and Motherhood(R) labels.

     TrendTrack includes a computerized open-to-buy system which projects sales, purchases and inventory levels for each merchandise classification by product line. This system permits the Company to plan its manufacturing and outside purchasing weekly to control its inventory on a classification-by-classification basis, thereby enhancing the Company's ability to control inventory quantity and mix. By combining information from the open-to-buy system and the TrendTrack item-tracking system, which measures up-to-the-prior-day selling and inventory positions on every style, the Company's merchandising department decides what items to make more of, what to mark down or up in price, and what to close out.

     All of the store concepts are on-line with TrendTrack and have integrated merchandising operations.

     Design. The Design department produces samples and patterns for the Company's manufactured products under the guidance of the Merchandising department. The Company's design rooms were consolidated in conjunction with the Company's restructuring in April 1997. Prior to the restructuring, there were six design rooms. Subsequently, the design process has been divided among three design rooms. One for Episode and Pea, one for Mimi Maternity and one for Motherhood. The Episode and Pea design room is staffed by a separate team of merchandisers and designers having experience with bridge women's apparel.

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

     Store Inventory Planning. The Company constructs profiles of each store using its inventory planning system to enhance store merchandise coordination and stock balance, to maintain adequate depth of merchandise by style and to manage close-out merchandise and end-of-season consolidation of merchandise. Each season's designs and production for each store are allocated based on prior selling history. Stores within each chain are grouped as career oriented or casual, more or less fashion forward, and higher or lower price point. These factors are all considered in establishing target inventories for each store. Stores typically maintain most styles on a one garment per color, per size, per style basis, and inventories are replenished daily.

     Integral to the Company's inventory management program are its proprietary methods guided by Real Time Retailing and managed by its TrendTrack information system. Each week the Company uses its TrendTrack to replenish needed items at high-volume stores. Every week, a computer program analyzes data provided by TrendTrack as to all slow selling and close-out items in every store to rank the stores in order of selling rate by item. The TrendTrack system will send the stores which are low sellers of an item a message to send the item back to the Company's warehouse thereby creating backstock for stores where the item is selling faster. The consolidation program reduces markdowns and increases sales by getting product to the stores that sell it fastest.


Production and Distribution

     The Company subcontracts its sewing to shops in the Philadelphia metropolitan and surrounding area and works with approximately 25 subcontractors. In fiscal 1997 and 1996, four contractors supplied approximately 31% and 32%, respectively, of the Company's total production based on aggregate cost. On an individual basis, the production supplied by each of these subcontractors ranged from 7% to 9% in fiscal 1997 and from 6% to 9% in fiscal 1996. In addition, some production is supplied by independent subcontractors located abroad, principally in Mexico and the Far East, and the Company continues to seek additional subcontractors throughout the world for its sourcing needs.

     The Company obtains fabrics, trim and other supplies from a variety of sources and believes that as the number of the Company's stores increases, there will continue to be adequate sources of fabrics and other supplies to produce a sufficient supply of quality goods in a timely manner and on satisfactory economic terms.

     In fiscal 1996 the Company expanded sourcing to include Mexico and "807 operations" in the Dominican Republic and Costa Rica. "807 operations" refers to articles assembled abroad with components produced in the United States. This operation comes under Section 9802 of the Harmonized Tariff Schedule, which provides for articles exported and returned to the United States after having been advanced in value, assembled, further processed, or improved in condition abroad. These products are generally cut at the Company's headquarters, supplied with trims and are then shipped out of the country for assembly. The Company's 807 operations and production sourced to subcontractors abroad are limited to products which are moderate in price and are not time sensitive with respect to fashion demand (e.g. blue jeans, leggings, T-shirts, etc.). The Company does not source any of its time-sensitive fashion apparel or accessories overseas and, as such, is able to address quickly changes in taste and demand for fashion products as discussed under Real Time Retailing in the Strategy section.

     The Company's production and quality assurance team monitors production at each subcontractor's facility in the United States and abroad, to ensure quality control, compliance with its design specifications and timely delivery of finished goods.

     That portion of the Company's merchandise imported into the United States is subject to United States duties. The Company cannot predict whether any of the foreign countries in which its products are currently manufactured or any of the countries in which the Company may manufacture its products in the future will be subject to future or increased import restrictions by the U. S. government, including the likelihood, type or effect of any trade restrictions. Trade restrictions, including increased tariffs or quotas, against items sold by the Company could affect the importation of such merchandise generally and, in that event, could increase the cost or reduce the supply of merchandise available to the Company and adversely affect the Company's business, financial condition, results of operations and liquidity. The Company's merchandise flow may also be adversely affected by political instability in any of the countries in which its goods are manufactured, if it affects the production or export of merchandise from such countries; significant fluctuation in the value of the U.S. dollar against foreign currencies; and restrictions on the transfer of funds.

     Finished garments from subcontractors and other manufacturers are received at the Company's central warehouse in Philadelphia, Pennsylvania, inspected and stored for picking. Each morning, the TrendTrack system prints replenishment pick lists for each store. The shipments are scanned for comparison against the bar-coded transaction number on the pick list before shipping. Shipments are primarily made by common carrier, typically UPS, Airborne, Emery Air Freight or a similar service providing one-or two-day delivery throughout the United States.

     The Company plans to lease and install an automated sorting and pick-to-light system in its central warehouse during fiscal 1998.

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


Advertising

     The Company's advertising and promotion efforts focus on yellow pages and national local print advertising. The Company will also pursue editorial coverage in major magazines for Episode and its Daniel & Rebecca(R) lines. Episode and the Daniel & Rebecca(R) line are advertised in magazines such as "Vogue." Pea and Mimi Maternity are advertised in magazines such as "Vogue" and "Shape Fit Pregnancy." Motherhood is advertised in magazines such as "Parent's Expecting," "Baby Talk" and "Parenting." In addition, the Company produces Pea maternity brochures annually, which are distributed to obstetricians and customers. The customer mailing list, which by nature is constantly changing, is regularly updated through the Company's customer response cards, which are added to the computer database.


Competition

     All aspects of the retail industry, including attracting customers, securing merchandise and locating appropriate retail sites, are highly competitive. The Company, with its Episode division, competes for customers with large specialty apparel retailers, better department stores, national apparel chains, designer boutiques and individual apparel stores. In its maternity apparel business, the Company faces competition from various full-price maternity clothing chains, a number of off-price specialty retailers and catalog retailers, as well as from local, regional and national department stores and women's and, to some extent, men's clothing stores. Many of these competitors are larger and have significantly greater financial resources than the Company.

Employees

     At September 30, 1997, the Company had approximately 1,670 full-time and approximately 1,490 part-time employees. None of the Company's employees is covered by a collective bargaining agreement. The Company believes that its relationship with its employees is good.

Executive Officers of the Company

     The executive officers of the Company are:

     Name                          Age   Position
     ----                          ---   --------

     Dan W. Matthias............   54    Chairman of the Board and
                                           Chief Executive Officer

     Rebecca C. Matthias........   44    President, Chief Operating Officer
                                           and Director

     Thomas Frank...............   41    Chief Financial Officer and
                                           Vice President - Finance

     Donald W. Ochs.............   56    Senior Vice President - Operations

     Lynne M. Wieder............   37    Senior Vice President - Stores


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

     Rebecca C. Matthias founded the Company in 1982 and has served as a director of the Company and its President since its inception. Since January 1993, Ms. Matthias has served as the Company's Chief Operating Officer. Prior to 1982, she was a construction engineer for the Gilbane Building Company. In 1992, she was chosen as "Regional Entrepreneur of the Year" by Inc. magazine and Merrill Lynch. Ms. Matthias also serves as a member of the Board of Trustees of Drexel University.

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


Trademarks

     The Company owns such rights to the trademarks and service marks as it believes are necessary to conduct its business as currently operated. The Company is the owner, through its wholly-owned subsidiary, Cave Springs, Inc., of the registered trademarks Mothers Work(R), Maternite(R), Maternity Works(R), Steena(R) and Daniel & Rebecca(R), and the service marks Mimi Maternity(R), Real Time Retailing(R) and the slogan What's Showing is Your Style(R). With the acquisition of Pea, the Company similarly became the owner of the registered trademarks and service marks A Pea in the Pod(R) and Maternity Redefined(R). Upon the completion of the Motherhood Acquisition, the Company likewise became the owner of the registered trademarks Motherhood(R), Essentiel Body Cream(R) and Lauren Taylor(R). The Company owns a patent for an adjustable waistband for use in skirts, which allows the garment to be loosened during the course of pregnancy and, with the acquisition of Motherhood, the Company acquired a patent relating to the Essentiel Body Cream product. The Company is not aware of any pending claims of infringement or other challenges to the Company's rights to use its marks in the United States as currently used by the Company.

     As part of the Episode Acquisition, the Company entered into a Trademark License Agreement, with an initial term expiring May 31, 2000, with Toppy. The Trademark License Agreement gives the Company the exclusive license to use the trademark Episode(R) as a name for the Company's retail stores selling bridge women's apparel and accessories in the United States. The Trademark License Agreement requires the Company to pay Toppy a royalty of 5% of net sales of products in Episode stores, with maximum royalties not to exceed $4.5 million. See Note 12 of "Notes to Consolidated Financial Statements."

Item 2.  Properties

     The Company's principal executive offices, manufacturing and distribution facilities are located at 456 North Fifth Street, Philadelphia, Pennsylvania 19123. This facility consists of approximately 318,000 square feet of which approximately 44,000 square feet is dedicated to office space and the remaining square footage to manufacturing and distribution. The total cost of the facility and improvements was approximately $9.9 million. The cost was funded in part with $6.6 million in government assisted financing, which is secured by two separate mortgages creating an aggregate $6 million lien.

     All of the Company's retail stores are leased pursuant to leases that extend for terms averaging from seven to ten years. Certain leases allow the Company to terminate its obligations in the event the specified store does not achieve a specified sales volume. Certain leases include clauses that provide for contingent payments based on sales volumes and others contain clauses for escalations of base rent as well as increases in operating costs, marketing costs and real estate taxes. The terms of the Company's leases, excluding leased departments, expire as follows:

                     Fiscal Year
                 Lease Term Expires       Number of Stores
                 ------------------       ----------------
                     1998                       48
                     1999                       39
                     2000                       27
                     2001                       35
                     2002                       54
                     2003 and later            270

     As of September 30, 1997, the Company's operations included 114 leased departments. Generally, start-up and operating costs for a leased department are substantially less than for a stand-alone store. The departments are leased from stores such as Lazarus, Rich's, Famous Barr and Macy's and are generally staffed with Company employees. The inventory of the leased departments is merchandised and owned by the Company. Approximately 75% of the leased departments utilize Company point-of-sale registers to capture sales information, and 100% of the leased departments use such registers to communicate with employees. The Company's leased department arrangements generally have an initial term of one year. Subsequently, the term is automatically renewed for up to one year or indefinitely, and may be terminated by either party upon advance written notice of up to 90 days. Payment terms for the leased space are based on a percentage of net sales and generally range between 15% and 21%. In addition, expenses such as credit card fees, miscellaneous supplies and telephone usage are paid as incurred.

Item 3.  Legal Proceedings

     On February 9, 1994, prior to the Pea Acquisition in April 1995, a class action complaint was filed in the United States District Court in Northern District of Texas by plaintiff Raizy Levitin on behalf of all persons (the "Class"), other than the defendants named therein, who purchased common stock of Pea (the "Pea Stock") within a defined time period in connection with the September 23, 1993 initial public offering of Pea (the "Pea IPO"). The named defendants include Pea, its directors, those of its officers who are signatories to the Pea IPO registration statement (the "Pea Registration Statement"), certain Pea shareholders who sold shares in the Pea IPO and Robertson, Stephens & Company, L.P. and Stephens, Inc. (the "Underwriter Defendants"). The plaintiffs allege that the Pea Registration Statement was false and misleading and failed to disclose material information concerning Pea such that the information contained in the Pea Registration Statement was misleading and thereby in violation of the Securities Act. The plaintiffs also allege that the defendants are responsible as direct actors, as aiders, abettors, co-conspirators, and as control persons. The plaintiffs are seeking an award of damages, under a variety of theories, the largest of which would yield $9.7 million, the impression of a constructive trust upon the proceeds of the Pea IPO (and any profits earned thereon), rescission for those members of the Class who still hold Pea Stock or an award of damages for those members of the Class who do not, reimbursement of litigation costs and expenses, and such other just and proper relief. In connection with the Pea Acquisition, Mothers Work (R.E.), Inc. assumed Pea's outstanding litigation and potential claims.

     On November 7, 1996, plaintiffs Raizy Levitin and Henry Rasmussen filed an action in the District Court of Dallas County, Texas against A Pea in the Pod, its former officers and directors, the shareholders who sold shares in Pea's public offering and all the underwriters in the public offering. This complaint contains essentially the same factual allegations as the action pending in the United States District Court for the Northern District of Texas as described above. The complaint contains claims under the Texas Securities Act, Article 581-33A (primary securities law violation against all defendants), Article 581-33F(1) (control person liability against Pea and the individual defendants), and Article 581-33F(2) (aiding and abetting liability against all defendants). In addition to compensatory damages, plaintiffs seek prejudgment and post-judgment interest and attorneys' fees pursuant to state law.

     In September 1997, the parties agreed to a global settlement of this action and the federal court action described above. The defendants agreed to pay $2,150,000. Progressive Casualty Insurance Company ("Progressive"), the issuer of the directors' and officers' insurance policy, has agreed to pay $550,000 to assist in funding the settlement. Mothers Work has agreed to pay the supplemental $1,600,000. In addition, the Underwriter Defendants have agreed to waive their claims for indemnification against Mothers Work. The parties are in the process of drafting a Stipulation of Settlement. Once they have reached agreement on the terms of this document, the settlement must be submitted to both the federal court and the state court for approval. Pursuant to the settlement agreement, Mothers Work has placed $750,000 of the settlement amount in an escrow account. Progressive has placed its $550,000 in the escrow account as well. Once the parties sign the Stipulation of Settlement, the money in the escrow account is to be transferred to an escrow account of which plaintiffs' counsel is the escrow agent. Mothers Work has agreed to place the remaining

$850,000 in escrow on or before January 6, 1998. Should the settlement not be approved for any reason, the probability and extent of liability that Mothers Work (R.E.), Inc. might incur cannot be predicted with certainty but management of the Company intends to vigorously defend against these lawsuits, believes the plaintiffs' damages claims are grossly inflated, and believes the Company has adequate reserves so that the ultimate outcome will not have a material impact on its financial position.

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

     The following table sets forth, for the fiscal quarters indicated, the high and low sales prices per share for the Company's common stock, as reported on the Nasdaq National Market:

     Fiscal 1996                                       High       Low
     -----------                                       ----       ---

            First Quarter                            $17          $12-1/4
            Second Quarter                            23-3/4       14-1/2
            Third Quarter                             27-3/4       20-1/2
            Fourth Quarter                            25-1/2       12-1/4

     Fiscal 1997
     -----------

            First Quarter                            $13          $ 9-9/16
            Second Quarter                            10-1/4        8
            Third Quarter                              8-3/4        6-3/16
            Fourth Quarter                            13-1/4        6-3/4

     As of November 7, 1997, there were 76 holders of record and 792 estimated beneficial holders of the Company's common stock.

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

Item 6.  Selected Financial Data

     The following selected consolidated financial data as of September 30, 1993, 1994, 1995, 1996 and 1997 and for the years then ended have been derived from the Financial Statements of the Company which have been audited by Arthur Andersen LLP, independent public accountants. The information set forth below should be read in conjunction with the Financial Statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                     Year Ended September 30
                                                 -------------------------------------------------------------------
                                                 1993           1994           1995            1996             1997
                                                 ----           ----           ----            ----             ----
                                                         (In thousands, except per share and operating data)
INCOME STATEMENT DATA:
Net sales                                    $    30,872     $    58,979    $   106,005     $   199,180     $   246,934
Cost of goods sold                                13,974          24,945         45,527          88,417         113,886
                                             -----------     -----------    -----------     -----------     -----------
    Gross profit                                  16,898          34,034         60,478         110,763         133,048

Selling, general and administrative
  expenses                                        14,996          30,597         53,835          95,395         124,495
Restructuring and nonrecurring charges              --              --            5,427            --             5,617
                                             -----------     -----------    -----------     -----------     -----------
    Operating income                               1,902           3,437          1,216          15,368           2,936
Interest expense, net                                285             347          4,484          12,636          13,252
                                             -----------     -----------    -----------     -----------     -----------
    Income (loss) before income
    taxes (benefit) and
    extraordinary item                             1,617           3,090         (3,268)          2,732         (10,316)

Income taxes (benefit)                               580           1,244           (847)          1,828          (2,677)
                                             -----------     -----------    -----------     -----------     -----------
    Income (loss) before
    extraordinary item                             1,037           1,846         (2,421)            904          (7,639)

Extraordinary item, net
  of income tax benefit                             (126)           --           (4,215)           --              --
                                             -----------     -----------    -----------     -----------     -----------

    Net income (loss)                                911           1,846         (6,636)            904          (7,639)

Preferred dividends                                 --              --              163             978           1,088
                                             -----------     -----------    -----------     -----------     -----------

    Net income (loss) applicable
    to common stockholders                   $       911     $     1,846    $    (6,799)    $       (74)    $    (8,727)
                                             ===========     ===========    ===========     ===========     ===========

Net income (loss) per common share:(1)
    Before extraordinary item                $       .44     $       .58    $      (.83)    $      (.02)    $     (2.45)
    Extraordinary item                              (.05)           --            (1.35)           --              --
                                             -----------     -----------    -----------     -----------     -----------

    Net income (loss) per common share(1)    $       .39     $       .58    $     (2.18)    $      (.02)    $     (2.45)
                                             ===========     ===========    ===========     ===========     ===========

Weighted average common shares
   outstanding(1)                           2,707,215       3,186,885      3,120,535       3,269,290       3,562,980
                                             ===========     ===========    ===========     ===========     ===========

                                                                       Year Ended September 30
                                                 -------------------------------------------------------------------
                                                 1993           1994           1995            1996             1997
                                                 ----           ----           ----            ----             ----
OPERATING DATA:
     Same-store sales increase (decrease)(2)     (1.2%)          2.8%           (0.7%)          8.0%            4.3%
     Average net sales per gross
        square foot(3)                       $    384       $    379        $    360       $    333        $    338
     Average net sales per store(3)          $423,998       $439,133        $442,113       $452,446        $508,001

     At end of period:
         Company-owned stores                      97            168             451            468             587
         Franchised stores                          2              1              --             --              --
         Gross square footage                 110,356        218,842         643,175        719,930         819,900


                                                                       Year Ended September 30
                                                 -------------------------------------------------------------------
                                                 1993           1994           1995            1996             1997
                                                 ----           ----           ----            ----             ----
                                                                         (In thousands)
BALANCE SHEET DATA:
     Working capital                           $ 7,591        $  8,487      $ 31,611         $ 37,435        $32,083
     Total assets                               24,469          40,827       148,562          164,613        171,718
     Total long-term and short-term debt           642          10,470        95,373          103,998        108,112
     Stockholders' equity                       17,856          19,810        25,537           35,107         26,380


(1) See Note 1 of "Notes to Consolidated Financial Statements."
(2) Based on stores opened at least 24 months in their current store format.
(3) Based on Company-owned stores in operation during the entire fiscal year.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The following tables set forth, for the periods indicated, the percentages which the items in the Company's Statements of Operations bear to net sales:



                                      Percentage of Net Sales
                                      Year Ended September 30
                                   ------------------------------
                                    1995        1996        1997
                                    ----        ----        ----

Net sales                          100.0%       100.0%      100.0%

Cost of goods sold                  42.9         44.4        46.1
                                   -----        -----       -----
     Gross profit                   57.1         55.6        53.9

Selling, general and
  administrative expenses           50.9         47.9        50.4

Restructuring and
 nonrecurring charges                5.1          --          2.3
                                   -----        -----       -----

     Operating income                1.1          7.7         1.2

Interest expense, net                4.2          6.3         5.4
                                   -----        -----       -----

Income (loss) before income
  taxes (benefit) and
  extraordinary item                (3.1)         1.4        (4.2)

Income taxes (benefit)              (0.8)         0.9        (1.1)
                                   -----        -----       -----

Income (loss) before
  extraordinary item                (2.3)         0.5        (3.1)

Extraordinary item-debt
  extinguishment costs,
  net of income tax
  benefit                           (4.0)          --          --
                                   -----        -----       -----


Net income (loss)                   (6.3%)        0.5%       (3.1%)
                                   =====        =====       =====

     The following table sets forth certain information representing growth in the number of Company-owned stores and leased maternity departments for the periods indicated:


                                Year Ended September 30
                              --------------------------
                              1995      1996        1997
                              ----      ----        ----
     STORES:
     Beginning of period       168        451        468
       Opened                   33         44        152
       Acquired                283         21         --
       Closed                  (33)       (48)       (33)
                              ----       ----       ----
     End of period             451        468        587
                              ====       ====       ====


Year Ended September 30, 1997 and 1996

     Net Sales. Net sales in fiscal 1997 increased by $47.8 million or 24.0%, as compared to fiscal year 1996. This increase was generated primarily by the $26.6 million increase in Episode sales, and the $12.8 million net sales increase derived from new, closed, and converted maternity stores. In addition, a 4.3% increase in maternity same store sales, based on 332 stores, accounted for $6.6 million in increased sales. At September 30, 1997, the Company had 587 stores and leased departments: 260 operating under the Motherhood store concept, 41 under the Pea concept, 79 under the Mimi Maternity concept, 51 under the Maternity Works outlet concept, 114 leased maternity departments and 42 under the Episode concept. At September 30, 1996, the Company had 468 stores and leased departments: 210 operating under the Motherhood store concept, 39 under the Pea concept, 50 under the Mimi Maternity concept, 76 under the Maternite concept, 40 under the Maternity Works outlet concept, 26 leased maternity departments and 27 under the Episode concept.

     Gross Profit. Gross profit as a percentage of net sales decreased to 53.9% in fiscal 1997, as compared to 55.6% in fiscal 1996. The continued growth of the Motherhood sales as a percentage of overall sales has contributed to the decrease in gross profit percentage because Motherhood operates with a lower gross profit percentage from the high end maternity divisions (Pea and Mimi Maternity). In addition, the decrease in gross profit was partially due to an $0.8 million charge to write-down inventory related to the Company's restructuring and consolidation of its high end maternity business and an increase in factory overhead. Further, gross margin was impacted by a full year of Episode sales, which have generated lower overall margins than the maternity sales due to the high degree of competition in high end bridge women's apparel. The Company anticipates that its gross margins may decrease further as Motherhood and Episode become a more significant part of the overall operations.

     Selling, General & Administrative Expenses. Selling, general and administrative expenses increased by $29.1 million or 30.5% in fiscal 1997 as compared to fiscal 1996 and, as a percentage of net sales, increased from 47.9% to 50.4%. The increase as a percentage of sales was primarily due to higher wages and rents necessary to operate the Episode stores, as compared to the maternity stores, and a $1.3 million increase in royalty expense to license the Episode trademark. Royalty expense increased due to a full year of Episode sales in fiscal 1997 compared with four months of sales in fiscal 1996. In addition, during fiscal 1997 the Company recorded a charge of approximately $1.0 million under Statement of Financial Accounting Standards No. 121 related to leasehold improvements and furniture and equipment at 16 store locations. The dollar increase in fiscal 1997, as compared to fiscal 1996, was primarily due to increases in store rents, wages and benefits and operating expenses at the store level, which accounted for $9.1 million, $7.7 million and $3.2 million of the increase, respectively. The increases in wages and benefits and rents at the store level resulted from the increased number of stores opened and acquired and the related staffing costs. In addition, higher advertising, shipping, depreciation and amortization, and corporate wages contributed $6.2 million to the increase in selling, general, and administrative expenses. These expenses increased due to the continued expansion of operations as a result of new store rollouts.

     Restructuring Costs. In April 1997, the Company reported that it would combine the Mimi Maternity and Maternite over-lapping product styles and close approximately 30 retail locations serviced by other company stores. Restructuring costs of $5.6 million, related to the restructuring of the Company's core high end maternity business, were charged in the second quarter of fiscal 1997. The restructuring costs consist primarily of $2.6 million for the write-off of furniture, fixtures and leasehold improvements, $1.7 million for lease termination and other costs and $1.3 million for the write-off of patterns related to over-lapping product styles that will no longer be manufactured by the Company as a result of the Mimi Maternity and Maternite product line consolidation, and thus have no future value.

     Operating Income. Operating income in fiscal 1997 was $2.9 million, or 1.2% of sales, as compared to $15.4 million, or 7.7% of sales, in fiscal 1996. Fiscal 1997 was impacted by pre-tax charges of $5.6 million related to restructuring costs as described above, $2.0 million of other unusual charges for restructuring the Company's core high end maternity business and the operating losses incurred at the Episode division. Other unusual charges consist of $0.8 million to write down inventory related to the Company's restructuring, $1.0 million to write down long-lived assets at some of its continuing retail locations and $0.2 million for certain other costs. Operating income in fiscal 1997 exclusive of restructuring and other unusual charges decreased to $10.5 million from $15.4 million in the prior year. This decrease is primarily attributable to the operating loss in the Episode division. The Company has taken certain initiatives that it believes will help to support the higher selling, general, and administrative expenses of the Episode division. Specifically, the Company continues to introduce new merchandise for the division and provides incentives to sales associates in order to increase Episode revenues. However, there can be no assurances that the Company's actual performance will improve as a result of these steps.

     Interest Expense, Net. Net interest expense increased by $0.6 million in fiscal year 1997 compared to fiscal year 1996, and as a percentage of sales, decreased from 6.3% to 5.4%. The dollar increase was primarily due to short-term borrowings under the line of credit agreement and a reduction of interest income.

     Income Taxes. The effective income tax rate was a benefit of 25.9% in fiscal 1997, as compared to a provision of 66.9% in fiscal 1996. The change in the effective income tax rate was primarily due to the relationship of non-deductible goodwill amortization to income (loss) before income taxes. See
Note 11 of "Notes to Consolidated Financial Statements" for the reconciliation of the statutory federal income tax rate to the Company's effective tax rates in fiscal 1997 and 1996.


Year Ended September 30, 1996 and 1995

     Net Sales. Net sales in fiscal 1996 increased by $93.2 million or 87.9%, as compared to fiscal 1995. This increase was generated primarily by a $54.7 million increase in sales from stores acquired in the Motherhood Acquisition, a $23.3 million increase in sales from stores acquired in the Pea Acquisition and $6.6 million in sales from stores acquired in the Episode Acquisition. In addition, stores opened or converted during fiscal 1996 accounted for an $8.7 million increase in sales. Further, an 8.0% increase in same store sales, based on 117 stores, and an increase in sales for stores opened during fiscal 1995 were offset by fiscal 1996 store closings. The Company had 468 Company-owned stores (233 Motherhood stores, 78 Maternite stores, 51 Mimi Maternity stores, 40 Maternity Works outlet stores, 39 Pea stores and 27 Episode stores) at September 30, 1996 compared to 451 (214 Motherhood stores, 96 Maternite stores, 61 Mimi Maternity stores, 43 Maternity Works outlet stores and 37 Pea stores) at September 30, 1995.

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

     Selling, General & Administrative Expenses. Selling, general and administrative expenses increased by $41.6 million or 77.2% in fiscal 1996 as compared to fiscal 1995 and, as a percentage of net sales, decreased from 50.9% to 47.9%. The decrease as a percentage of sales was primarily due to the increase in sales and the economies of scale realized through the acquisitions. The dollar increase in fiscal 1996 as compared to fiscal 1995 was primarily due to increases in wages and benefits at the store level, and rent at the store level, which accounted for $14.5 million and $12.0 million of the increase, respectively. The increases in wages and benefits at the store level were a result of the full year impact of the increased number of employees required to staff a larger number of stores due to the acquisitions. In addition, higher advertising, marketing, shipping, depreciation and amortization, and other store expenses contributed $13.1 million to the increase in selling general and administrative expenses. The Company reduced selling, general and administrative expenses in fiscal 1996 by $0.3 million due to a prior year over accrual for store closings.

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

Liquidity and Capital Resources

     The Company's cash needs have been primarily for furniture and fixtures and leasehold improvements required to increase the number of retail locations, increased inventories to support the additional locations and building improvements and equipment at its corporate headquarters. In fiscal 1997 the Company's cash sources have primarily been from increases in its borrowings under the line of credit agreement, cash overdrafts and net cash provided by operating activities. At September 30, 1997 the Company had available cash and cash equivalents of $1.7 million, compared to $1.3 million at September 30, 1996.

     Net cash used in operating activities was $5.4 million in fiscal 1996 compared with $5.2 million provided by operating activities in fiscal 1997. The increase in cash provided by operating activities was $10.6 million when comparing the cash provided by operating activities in fiscal 1997 to cash used by operating activities in fiscal 1996. The net cash provided by operating activities in fiscal 1997 includes cash used by the net loss, offset by adjustments for non-cash items of $7.0 million, less cash used for working capital of $1.8 million. The cash used for working capital in fiscal 1997 consisted of $8.1 million to increase inventories (primarily for Episode), prepaid expenses and accounts receivable offset by a $6.3 million increase in accounts payable, accrued expenses and other liabilities. The net cash used in operating activities in fiscal 1996 derives from cash provided by net income, after adjustments for non-cash items, of $13.7 million, less cash used for working capital of $19.1 million. The cash used for working capital in fiscal 1996 consisted of $15.9 million to increase inventories, a $6.3 million net decrease in accounts payable and accrued expense, accrued store closings and other liabilities, partially offset by a decrease in accounts receivable, prepaid expense and other assets of $3.1 million. In fiscal 1996, inventories increased as the Company continued to supply product to its newly acquired Motherhood division.

     Net cash used in investing activities decreased from $17.3 million in fiscal 1996 to $12.1 million in fiscal 1997. The cash used in investing activities for fiscal 1997 included $10.1 million used for capital expenditures for new store facilities, primarily Motherhood and Episode, and improvements to existing stores, $1.6 million for other corporate capital expenditures and $0.4 million for intangible and other assets. This compares with investing activities for fiscal 1996, which included $2.4 million used in connection with the Episode acquisition, $7.7 million used for capital expenditures for new store facilities, $5.7 million used for furniture, equipment and improvements to the Company headquarters, manufacturing and distribution facility (purchased in fiscal 1995) and $1.4 million for intangible and other assets.

     Net cash provided by financing activities decreased $7.4 million, from $14.8 million provided by financing activities in fiscal 1996 to $7.4 million in fiscal 1997. The $7.4 million provided by financing activities in fiscal 1997 resulted primarily from $7.9 million in borrowings under the line of credit and cash overdraft activity, partially offset by $0.5 million in repayment of long-term debt. This compares with $14.8 million provided by financing activities in fiscal 1996 primarily from $8.6 million in borrowings under the line of credit and cash overdraft activity, $4.4 million of net proceeds from the sale of common stock and $2.3 million of proceeds from the issuance of long-term debt, partially offset by repayment of long-term debt and debt issuance costs.

     In July 1997, and in order to provide the Company with additional borrowing capacity under its working line of credit facility ("Working Capital Facility"), the Working Capital Facility was increased from $20.0 million to $27.0 million. The Working Capital Facility also provides for a $4.0 million letter of credit as collateral for an Industrial Revenue Bond. In April 1997, in connection with the restructuring, the Company obtained revisions to certain financial covenants pertaining to the Working Capital Facility. The Working Capital Facility has been extended through July 31, 1999. Financial covenant requirements were changed and a monthly rolling twelve-month operating cash flow covenant was added. In addition, the interest coverage ratio was replaced with a fixed charge coverage ratio. On November 18, 1997 the Company had $14.9 million in borrowings and $10.0 million in additional letters of credit issued under the Working Capital Facility, including the $4.0 million letter of credit collateralizing the Industrial Revenue Bond.

     In its maternity operations, the Company intends to focus primarily on growing the moderate priced Motherhood and leased department businesses, subject to capital and marketplace availability. These businesses represent the Company's biggest opportunity for growth In comparison to the maternity business as a whole, the Company does not anticipate the leased departments to have materially different gross profit and selling, general and administrative expenses as a percentage of sales. However, gross margin from Motherhood is typically lower than the remainder of the maternity business and growth in the Motherhood business could result in lower gross margins.

     The near-term strategy for the Episode division is to broaden the product line through the growth of the Daniel & Rebecca(R) product and to add several stores in major metropolitan areas, subject to capital and marketplace availability. The Episode division has operated at a loss since the acquisition on June 1, 1996, and the decrease in operating income for fiscal 1997, exclusive of restructuring and other unusual charges, is primarily attributable to Episode operations. Although sales levels improved in the fiscal 1997 third and fourth quarter, Episode revenues remain below management's initial estimates and are currently at levels which would not support profitable operations of the Episode division. Based on the existing operations at Episode the Company needs to increase comparable store revenues in order to be profitable at that division. The Company's management has limited experience in the bridge women's regular apparel business and the integration of Episode into the rest of the Company's operations has required substantial management time and other resources. In addition, the operations of a bridge women's fashion business are subject to numerous risks, unanticipated operating problems, and greater competition and fashion risk than the Company's maternity business. Based on the foregoing factors, there can be no assurance that the Company's Episode operations will become profitable. Further, the Episode acquisition could result in additional indebtedness, which in turn could result in an increase in the degree of financial leverage of the Company and a decrease in the Company's financial flexibility. At September 30, 1997 the Episode assets consist primarily of inventory and furniture, equipment and leasehold improvements of approximately $11.9 million and $8.3 million, respectively. The Company also has lease commitments on Episode stores approximating $35.9 million payable through 2011.

     The Company believes that its current cash and working capital positions, available borrowing capacity through the Working Capital Facility and net cash expected to be generated from operations will be sufficient to fund the Company's working capital requirements and required principal and interest payments for fiscal 1998. Based on the Company's fiscal 1998 expansion plan, the Company expects capital expenditures to be approximately one-half of the fiscal 1997 amount. There are currently no restrictions on the ability of the Guarantors to transfer funds to the Company in the form of cash dividends, loans or advances other than restrictions imposed by applicable law.

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

Item 8.  Financial Statements and Supplementary Data

     The Company's consolidated financial statements appear at pages F-1 through F-26, as set forth in Item 14.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                    PART III


Item 10. Directors and Executive Officers of the Registrant

     Information concerning directors, appearing under the caption "Election of Directors" in the Company's Proxy Statement (the "Proxy Statement") to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders scheduled to be held on January 15, 1998, and information concerning executive officers, appearing under the caption "Item 1. Business - Executive Officers of the Company" in Part I of this Form 10-K, are incorporated herein by reference in response to this Item 10.


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

        *4.5 Amended and Restated Rights Agreement, dated as of March 17, 1997, between the Company and StockTrans, Inc. (incorporated by reference to

     Exhibit No.                      Description
     -----------                      -----------

                    Exhibit 4.2 to the Company's current report on Form 8-K dated March 17, 1997).

        *4.6 Amendment No. 1, dated as of June 4, 1997, to the Amended and Restated Rights Agreement, dated as of March 17, 1997, between the Company and StockTrans, Inc. (Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1997).

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

        *10.5       Stock Subscription Warrant of the Company (No. Penn-Janney:
                    1992-1) issued to Penn Janney Fund, Inc. dated January 24, 1992 (Exhibit 10.29 to the 1993 Registration Statement).

        *10.6       1987 Stock Option Plan.

     Exhibit No.                      Description
     -----------                      -----------


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

        *10.25 Fourth Amendment to Credit Agreement dated September 30, 1996 between the Company, its subsidiaries and Meridian Bank (Exhibit 10.25 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996).

        *10.26 Consulting Agreement dated September 11, 1996 between the Company and Marvin Traub Associates, Inc (Exhibit 10.26 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996).

     Exhibit No.                      Description
     -----------                      -----------

        *10.27 Residential Lease dated June 28, 1996 between the Company and Daniel & Rebecca Matthias (Exhibit 10.27 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996).

        *10.28 First Amendment to Asset Purchase Agreement dated May 31, 1996 by and among the Company, T3 Acquisition, Inc. and Episode USA, Inc. (Exhibit 10.28 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30,
                    1996).

        *10.29 Note dated February 14, 1996 from the Company to PIDC Local Development Corporation (Exhibit 10.29 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996).

        *10.30 Installment Sale Agreement dated April 4, 1996 by and between PIDC Financing Corporation and the Company (Exhibit
                    10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996).

        *10.31 Open-End Mortgage dated April 4, 1996 between PIDC Financing Corporation and the Pennsylvania Industrial Development Authority ("PIDA") (Exhibit 10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996).

        *10.32 Loan Agreement dated April 4, 1996 by and between PIDC Financing Corporation and PIDA (Exhibit 10.32 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996).

        *10.33      Fifth Amendment to Credit Agreement, dated January 31,
                    1997 between the Company, its subsidiaries and CoreStates Bank (Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the Quarter ended December 31, 1996).

        *10.34 Sixth Amendment to Credit Agreement, dated April 16, 1997 between the Company, its subsidiaries and CoreStates Bank (Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the Quarter ended March 31, 1997).

     Exhibit No.                      Description
     -----------                      -----------

        *10.35 Seventh Amendment to Credit Agreement, dated July 31, 1997 between the Company, its subsidiaries and CoreStates Bank (Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1997).

         10.36 Eighth Amendment to Credit Agreement, dated September 30, 1997 between the Company, its subsidiaries and CoreStates Bank.

        *10.37 Amendment No. 1 to Stock Subscription Warrant of the Company (No. Penn-Janney: 1992-1) issued to Penn Janney Fund, Inc. dated January 14, 1997 (Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the Quarter ended March 31, 1997).

         11         Statement Regarding Computation of Per Share Earnings.

         21         Subsidiaries of the Company.

         23         Consent of Arthur Andersen LLP.

         27         Financial Data Schedule for the fiscal year ended September
                    30, 1997.

---------------
* Incorporated by reference.


(b)      Reports filed on Form 8-K during the last quarter of fiscal 1997:

         None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Philadelphia, Commonwealth of Pennsylvania, on the 18th day of December, 1997.



                         By:  /s/ Dan W. Matthias
                              -----------------------------------------------
                              Dan W. Matthias, Chairman of the Board and Chief Executive Officer, the principal executive officer


                         By:  /s/ Thomas Frank
                              -----------------------------------------------
                              Thomas Frank, Chief Financial Officer, Vice
                              President-Finance and the principal financial officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on December 18th, 1997, in the capacities indicated:


/s/ Dan W. Matthias          Chairman of the Board, Chief Executive Officer
---------------------------    and Director, the principal executive officer
Dan W. Matthias

/s/ Rebecca C. Matthias      President, Chief Operating Officer and Director
---------------------------
Rebecca C. Matthias

/s/ Thomas Frank             Chief Financial Officer, Vice President - Finance
---------------------------    and Chief Accounting Officer, the principal
Thomas Frank                   financial officer and principal accounting
                               officer


/s/ Verna K. Gibson          Director
---------------------------
Verna K. Gibson


/s/ Joseph A. Goldblum       Director
---------------------------
Joseph A. Goldblum


/s/ Elam M. Hitchner, III    Director
---------------------------
Elam M. Hitchner, III


/s/ Walter F. Loeb           Director
---------------------------
Walter F. Loeb


/s/ William L. Rulon-Miller  Director
---------------------------
William L. Rulon-Miller

                       MOTHERS WORK, INC. AND SUBSIDIARIES


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS





Report of Independent Public Accountants......................     F-2

Consolidated Balance Sheets...................................     F-3

Consolidated Statements of Operations.........................     F-4

Consolidated Statements of Stockholders' Equity...............     F-5

Consolidated Statements of Cash Flows.........................     F-6 to F-7

Notes to Consolidated Financial Statements....................     F-8 to F-26

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Mothers Work, Inc.:

We have audited the accompanying consolidated balance sheets of Mothers Work, Inc. (a Delaware corporation) and subsidiaries as of September 30, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mothers Work, Inc. and subsidiaries as of September 30, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles.


ARTHUR ANDERSEN LLP


Philadelphia, Pa.
    November 14, 1997

                       MOTHERS WORK, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                          September 30
                                                                                -------------------------------
                                                                                      1996             1997
                                                                                --------------   --------------
                                    ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                   $    1,262,435   $    1,665,760
    Receivables--
       Trade                                                                         2,141,102        2,781,803
       Other                                                                           146,924          164,334
    Inventories                                                                     57,209,499       63,812,590
    Deferred income taxes                                                            3,815,002        4,050,980
    Prepaid expenses and other                                                       1,791,070        2,695,218
                                                                                --------------   --------------
                  Total current assets                                              66,366,032       75,170,685
                                                                                --------------   --------------
PROPERTY, PLANT AND EQUIPMENT, net                                                  45,451,114       45,373,439
                                                                                --------------   --------------
OTHER ASSETS:
    Deferred income taxes                                                            4,741,869        7,235,600
    Goodwill, net of accumulated amortization of $3,403,751 and $5,641,275          40,989,708       38,752,184
    Other intangible assets, net of accumulated amortization of $1,244,180
       and $1,452,446                                                                1,310,900        1,351,221
    Deferred financing costs, net of accumulated amortization of $481,576 and
       $913,748                                                                      3,736,937        3,339,759
    Other assets                                                                     2,016,178          494,632
                                                                                --------------   --------------
                  Total other assets                                                52,795,592       51,173,396
                                                                                --------------   --------------
                                                                                $  164,612,738   $  171,717,520
                                                                                ==============   ==============
                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Line of credit                                                              $    6,558,193   $   11,088,000
    Current portion of long-term debt                                                  758,911          648,231
    Accounts payable                                                                 9,102,185       17,264,704
    Accrued expenses                                                                12,511,600       14,087,057
                                                                                --------------   --------------

                  Total current liabilities                                         28,930,889       43,087,992
                                                                                --------------   --------------
LONG-TERM DEBT                                                                      96,680,722       96,375,620
                                                                                --------------   --------------
DEFERRED RENT                                                                        2,754,197        3,645,651
                                                                                --------------   --------------
ACCRUED DIVIDENDS ON PREFERRED STOCK                                                 1,140,416        2,228,700
                                                                                --------------   --------------
COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDERS' EQUITY:
    Series A Cumulative convertible preferred stock, $.01 par value, $280.4878 stated value, 2,000,000 shares authorized, 41,000 shares
       issued and outstanding (liquidation value of $11,500,000)                    11,500,000       11,500,000
    Series B Junior participating preferred stock, $.01 par value,
       10,000 shares authorized, none outstanding                                          --               --
    Common stock, $.01 par value, 10,000,000 shares authorized, 3,559,277 and
       3,564,644 shares issued and outstanding                                          35,593           35,646
    Additional paid-in capital                                                      27,740,483       27,740,840
    Accumulated deficit                                                             (4,169,562)     (12,896,929)
                                                                                --------------   --------------
                  Total stockholders' equity                                        35,106,514       26,379,557
                                                                                --------------   --------------
                                                                                $  164,612,738   $  171,717,520
                                                                                ==============   ==============

        The accompanying notes are an integral part of these statements.

                       MOTHERS WORK, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                         Year Ended September 30
                                                         -----------------------------------------------------
                                                                1995              1996               1997
                                                         ----------------   ----------------   ---------------

NET SALES                                                $    106,005,028   $    199,179,984   $   246,934,331

COST OF GOODS SOLD                                             45,527,498         88,416,648       113,886,439
                                                         ----------------   ----------------   ---------------

         Gross profit                                          60,477,530        110,763,336       133,047,892

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                   53,834,596         95,394,902       124,494,747

RESTRUCTURING AND NONRECURRING CHARGES                          5,426,779                 --         5,617,094
                                                         ----------------   ----------------   ---------------

         Operating income                                       1,216,155         15,368,434         2,936,051

INTEREST INCOME                                                    21,278            228,255            11,339

INTEREST EXPENSE                                               (4,505,436)       (12,864,351)      (13,263,418)
                                                         ----------------   ----------------   ---------------

         Income (loss) before income taxes (benefit)
             and extraordinary item                            (3,268,003)         2,732,338       (10,316,028)

INCOME TAXES (BENEFIT)                                           (847,287)         1,828,572        (2,676,945)
                                                         ----------------   ----------------   ---------------

         Income (loss) before extraordinary item               (2,420,716)           903,766        (7,639,083)

EXTRAORDINARY ITEM--EARLY EXTINGUISHMENT OF DEBT, net
   of income tax benefit of $2,171,435                         (4,215,138)                --                --
                                                         ----------------   ----------------   ---------------

NET INCOME (LOSS)                                              (6,635,854)           903,766        (7,639,083)

DIVIDENDS ON PREFERRED STOCK                                      162,916            977,500         1,088,284
                                                         ----------------   ----------------   ---------------

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS               $     (6,798,770)  $        (73,734)  $    (8,727,367)
                                                         ================   ================   ===============

NET LOSS PER COMMON SHARE:
   Before extraordinary item                             $           (.83)  $           (.02)  $         (2.45)
   Extraordinary item                                               (1.35)                --                --
                                                         ----------------   ----------------   ---------------

NET LOSS PER COMMON SHARE                                $          (2.18)  $           (.02)  $         (2.45)
                                                         ================   ================   ===============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                      3,120,535          3,269,290         3,562,980
                                                         ================   ================   ===============

        The accompanying notes are an integral part of these statements.

                       MOTHERS WORK, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                            Series A                  Additional      Retained
                                                           Preferred        Common     Paid-in        Earnings       Deferred
                                                             Stock          Stock      Capital        (Deficit)    Compensation
                                                         ------------    ---------   -----------     -----------    ---------
BALANCE, SEPTEMBER 30, 1994                               $        --     $ 31,198   $17,088,307    $  2,702,942    $ (12,823)
    Issuance of preferred stock in connection with
       acquisition                                         11,500,000           --            --              --           --
    Issuance of common stock warrants                              --           --     1,000,000              --           --
    Exercise of 2,394 stock options                                --           24        13,118              --           --
    Amortization of deferred compensation                          --           --            --              --       12,823
    Preferred stock dividends                                      --           --            --        (162,916)          --
    Net loss                                                       --           --            --      (6,635,854)          --
                                                         ------------    ---------   -----------     -----------    ---------
BALANCE, SEPTEMBER 30, 1995                                11,500,000       31,222    18,101,425      (4,095,828)          --
    Exercise of 19,715 stock options                               --          197       134,350              --           --
    Tax benefit from exercise of stock options                     --           --       117,485              --           --
    Sale of 200,000 shares of common stock, net of
       expenses                                                    --        2,000     4,394,000              --           --
    Issuance of 217,365 shares of common stock in
       connection with acquisition                                 --        2,174     4,993,223              --           --
    Preferred stock dividends                                      --           --            --        (977,500)          --
    Net income                                                     --           --            --         903,766           --
                                                         ------------    ---------   -----------     -----------    ---------
BALANCE, SEPTEMBER 30, 1996                                11,500,000       35,593    27,740,483      (4,169,562)          --
    Exercise of 40 stock options                                   --           --           410              --           --
    Exercise of common stock warrants                              --           53           (53)             --           --
    Preferred stock dividends                                      --           --            --      (1,088,284)          --
    Net loss                                                       --           --            --      (7,639,083)          --
                                                         ------------    ---------   -----------     -----------    ---------
BALANCE, SEPTEMBER 30, 1997                               $11,500,000     $ 35,646   $27,740,840    $(12,896,929)   $      --
                                                         ============    =========   ===========     ===========    =========



                                                                  Total
                                                               -----------
BALANCE, SEPTEMBER 30, 1994                                    $19,809,624
    Issuance of preferred stock in connection with
       acquisition                                              11,500,000
    Issuance of common stock warrants                            1,000,000
    Exercise of 2,394 stock options                                 13,142
    Amortization of deferred compensation                           12,823
    Preferred stock dividends                                     (162,916)
    Net loss                                                    (6,635,854)
                                                               -----------
BALANCE, SEPTEMBER 30, 1995                                     25,536,819
    Exercise of 19,715 stock options                               134,547
    Tax benefit from exercise of stock options                     117,485
    Sale of 200,000 shares of common stock, net of
       expenses                                                  4,396,000
    Issuance of 217,365 shares of common stock in
       connection with acquisition                               4,995,397
    Preferred stock dividends                                     (977,500)
    Net income                                                     903,766
                                                               -----------
BALANCE, SEPTEMBER 30, 1996                                     35,106,514
    Exercise of 40 stock options                                       410
    Exercise of common stock warrants                                   --
    Preferred stock dividends                                   (1,088,284)
    Net loss                                                    (7,639,083)
                                                               -----------
BALANCE, SEPTEMBER 30, 1997                                    $26,379,557
                                                               ===========

        The accompanying notes are an integral part of these statements.

                       MOTHERS WORK, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                                       Year Ended September 30
                                                                            ---------------------------------------------
                                                                                 1995            1996           1997
                                                                           -------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss)                                                         $ (6,635,854)   $    903,766    $ (7,639,083)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities--
      Extraordinary item, before income tax benefit                            6,386,573            --              --
      Depreciation and amortization                                            5,814,529      10,161,531      12,169,900
      Noncash portion of restructuring and nonrecurring charges                2,107,773            --         3,731,102
      Imputed interest on debt                                                    21,202         103,284         117,147
      Deferred tax liability (benefit)                                          (814,125)      1,444,151      (2,729,709)
      Amortization of deferred financing costs                                   260,305         418,737         432,172
      Provision for deferred rent                                                805,526         685,749         891,454
  Changes in assets and liabilities, net of effects from
    purchases of businesses--
      Decrease (increase) in--
        Receivables                                                           (2,452,597)      2,986,011        (658,111)
        Inventories                                                           (6,470,888)    (15,879,647)     (6,603,091)
        Prepaid expenses and other                                             1,440,952          64,014        (873,235)
      Increase (decrease) in--
        Accounts payable and accrued expenses                                 (7,717,337)     (4,283,509)      5,250,559
        Accrued store closing                                                  1,196,719      (2,975,657)           --
        Accrued income taxes                                                    (545,645)           --              --
        Other liabilities                                                        162,916         977,500       1,088,284
                                                                           -------------    ------------    ------------
          Net cash provided by (used in) operating activities                 (6,439,951)     (5,394,070)      5,177,389
                                                                           -------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of businesses, net of cash acquired                                (47,972,035)     (2,442,865)           --
Purchases of property, plant and equipment                                   (10,943,951)    (13,445,841)    (11,699,625)
Increase in intangible and other assets                                       (1,196,250)     (1,412,008)       (435,866)
                                                                           -------------    ------------    ------------

Net cash used in investing activities                                        (60,112,236)    (17,300,714)    (12,135,491)
                                                                           -------------    ------------    ------------

                                --(continued)--

                       MOTHERS WORK, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 --(continued)--




                                                                                         Year Ended September 30
                                                                              -------------------------------------------
                                                                                   1995           1996            1997
                                                                              ------------    -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Increase in line of credit and cash overdrafts, net                         $         --    $ 8,638,586     $ 7,928,940
  Proceeds from issuance of long-term debt                                     143,418,430      2,340,000              --
  Repayments of long-term debt                                                 (58,536,641)      (376,464)       (532,929)
  Debt issuance costs                                                           (5,840,059)      (305,930)        (34,994)
  Payments upon early extinguishment of debt                                    (4,656,562)            --              --
  Net proceeds from sales of common stock                                               --      4,396,000              --
  Issuance of warrants                                                           1,000,000             --              --
  Proceeds from exercise of options and warrants                                    13,142        134,547             410
                                                                              ------------    -----------     -----------
        Net cash provided by financing activities                               75,398,310     14,826,739       7,361,427
                                                                              ------------    -----------     -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             8,846,123     (7,868,045)        403,325

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                       284,357      9,130,480       1,262,435
                                                                              ------------    -----------     -----------

CASH AND CASH EQUIVALENTS, END OF YEAR                                        $  9,130,480    $ 1,262,435     $ 1,665,760
                                                                              ============    ===========     ===========



        The accompanying notes are an integral part of these statements.

                       MOTHERS WORK, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Business

Mothers Work, Inc. was incorporated in Delaware in 1980 and is a specialty retailer and manufacturer of maternity clothing and non-maternity upscale women's apparel and accessories, similar to designer fashions but with a lower price point (commonly referred to as "bridge" fashion). The Company operates in 587 retail store locations, including 42 Episode non-maternity high end "bridge" women's specialty stores and 545 maternity clothing locations (including 114 leased departments) throughout the United States.

Principles of Consolidation

The consolidated financial statements include the accounts of Mothers Work, Inc. and its wholly owned subsidiaries, Cave Springs, Inc., Mothers Work (R.E.), Inc. and The Page Boy Company, Inc. (collectively, the Company) as of September 30, 1997. All significant intercompany transactions and accounts have been eliminated in consolidation.

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

Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents for the purpose of determining cash flows. At September 30, 1997, cash and cash equivalents include cash on hand, cash in the bank and certificates of deposit. Cash overdrafts of $5,479,526 and $2,080,393 are included in accounts payable at September 30, 1997 and 1996, respectively.

Statement of Cash Flows Information

In fiscal 1995, 1996 and 1997, the Company paid $2,833,214, $12,137,535 and
$12,619,836 in interest, respectively. Income taxes paid in fiscal 1995 were $340,949, and income taxes refunded in fiscal 1996 were $2,524,525. Capital lease obligations of $124,594 were incurred on equipment leases entered into in fiscal 1995.

The following table lists noncash assets that were acquired and liabilities that were assumed as a result of the acquisitions discussed in Note 2:


                                                Year Ended September 30
                                              ----------------------------
                                                  1995            1996
                                              ------------    ------------

Noncash Assets:
  Accounts receivable                         $  2,156,704    $       --
  Inventories                                   13,423,409       2,908,666
  Prepaid expenses                               1,811,739            --
  Property and equipment                        17,063,218       4,798,207
  Goodwill                                      39,994,807       2,308,912
  Other intangible assets                          487,560            --
  Deferred income taxes                          7,467,707       1,006,088
  Other assets                                     392,693          98,940
                                              ------------    ------------

      Net noncash assets acquired               82,797,837      11,120,813

Less-- Assumed Liabilities:
  Accounts payable and accrued expenses        (19,000,333)     (3,682,551)
  Accrued store closings                        (4,325,469)           --
  Common stock issued to seller                       --        (4,995,397)
  Preferred stock issued to seller             (11,500,000)           --
                                              ------------    ------------

      Net cash used in investing activities   $ 47,972,035    $  2,442,865
                                              ============    ============

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories manufactured by the Company include the cost of materials, freight, direct labor, manufacturing and distribution overhead.

Prepaid Expenses and Other

Advertising costs are expensed as incurred or the first time the advertising takes place. Catalog costs are deferred and amortized over the period in which the related catalogs are distributed. Advertising and catalog expenses were $2,503,732, $4,448,821 and $5,722,410 in fiscal 1995, 1996 and 1997, respectively.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Additions or improvements are capitalized, while repairs and maintenance are charged to expense. Depreciation is provided over the estimated useful lives of the assets using the straight-line method. The estimated useful lives are forty years for the building, five to ten years for furniture and equipment and the shorter of the estimated useful life or lease term for leasehold improvements.

Intangible Assets

Goodwill, leasehold interests and other intangible assets are amortized over twenty years, the lease term and five to ten years, respectively. Amortization of goodwill, leasehold interests and other intangible assets was $1,094,733, $2,614,796 and $2,604,642 in fiscal 1995, 1996 and 1997, respectively.

Long-Lived Assets

The Company has adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets to be Disposed Of," at the beginning of Fiscal 1997. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that full recoverability is questionable. Management evaluates the recoverability of goodwill and other long-live assets and several factors are used in the valuation including, but not limited to, management's future operating plans, recent operating results and projected cash flows. An impairment is recognized when future net cash flows for each store are expected to be less than the carrying amount of the assets. The fair value of each store asset is determined based on a forecast of expected cash flows.

Deferred Financing Costs

Deferred financing costs are amortized over the terms of the related debt using the effective interest method. Amortization of deferred financing costs was $260,305, $418,737 and $432,172 in fiscal 1995, 1996 and 1997, respectively.

Deferred Rent

Rent expense on leases is recorded on a straight-line basis over the lease period. The excess of rent expense over the actual cash paid has been recorded as deferred rent.

Stock-Based Compensation

The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method and provides pro forma disclosure of net income and earnings per share as if the fair value-based method had been applied in measuring compensation expense (see Note 10).

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

Primary and fully diluted net income (loss) per common share for fiscal 1995, 1996 and 1997 have been computed after deducting dividends accrued on the preferred stock.

In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, "Earnings per share", which the Company is required to adopt for both interim and annual periods ending after December 15, 1997. SFAS No. 128 simplifies the EPS calculation by replacing primary EPS with basic EPS. Basic EPS is computed by dividing reported earnings available to common stockholders by weighted average shares outstanding. Fully diluted EPS, now called diluted EPS, is still required. Early application is prohibited, although footnote disclosure of pro forma EPS amounts computed is required. Under SFAS No. 128, pro forma basic and diluted EPS for the years ended September 30, 1995, 1996 and 1997, would have been the same as reported.

Adoption of New Accounting Standards

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from non-owner sources; and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. Adoption of these standards will not impact the Company's consolidated financial position, results of operations or cash flows, and any effect will be limited to the form and content of its financial statements and disclosures. Both statements are effective for fiscal years beginning after December 15, 1997, with earlier application permitted.

2. ACQUISITIONS:

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

On August 1, 1995, the Company acquired Motherhood Maternity Shops, Inc. (Motherhood) for $33,985,000, including transaction costs, and the assumption of $20 million in funded debt and accrued interest. Approximately $22,485,000 was paid in cash and $11.5 million was paid with newly issued preferred stock (see
Note 8). The purchase price was allocated to the fair value of the net assets acquired with $18,471,000 allocated to goodwill under the purchase method of accounting. During fiscal 1996, the goodwill was adjusted to $19,774,000 to reflect refinements of estimates for certain accrued expenses. The cash portion of the purchase price and the repayment of the funded debt and accrued interest were financed with the sale of Senior Unsecured Notes (see Note 7). Of the 41,000 shares of preferred stock issued to the owners of Motherhood, 21,392 shares, representing $6 million in value, were placed in escrow. Such shares, plus accrued and unpaid dividends, are subject to set-off against any indemnification payments that may become due. The preferred stock will be released from escrow, net of any claims, over a three-year period ending August 1, 1998.

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

3. INVENTORIES:

                                                   September 30
                                           ---------------------------
                                               1996         1997
                                           -----------     -----------

Finished goods                             $45,496,732     $49,937,709
Work-in-process                              2,107,453       4,123,387
Raw materials                                9,605,314       9,751,494
                                           -----------     -----------
                                           $57,209,499     $63,812,590
                                           ===========     ===========

4. PROPERTY, PLANT AND EQUIPMENT:


                                                            September 30
                                                   ----------------------------
                                                       1996            1997
                                                   ------------    ------------

     Land                                          $  1,400,000    $  1,400,000
     Building and improvements                        8,488,598       8,966,636
     Furniture and equipment                         14,869,223      19,189,344
     Leasehold improvements                          33,889,168      38,201,842
                                                   ------------    ------------

                                                     58,646,989      67,757,822
     Accumulated depreciation and amortization      (13,195,875)    (22,384,383)
                                                   ------------    ------------
                                                   $ 45,451,114    $ 45,373,439
                                                   ============    ============

During fiscal 1997, the Company recorded charges under SFAS No. 121 of approximately $952,000, related to the impairment of leasehold improvements and furniture and equipment at 16 store locations.

5. ACCRUED EXPENSES:


                                                       September 30
                                                -------------------------
                                                    1996         1997
                                                -----------   -----------

Accrued salaries, wages and employee benefits   $ 3,587,135   $ 4,692,365
Accrued interest                                  2,121,414     2,157,217
Accrued sales tax                                 1,166,897     1,184,461
Other                                             5,636,154     6,053,014
                                                -----------   -----------
                                                $12,511,600   $14,087,057
                                                ===========   ===========

6. LINE OF CREDIT:

In August 1995, the Company entered into a three-year, $15 million working capital and letter of credit facility (the Working Capital Facility). The Working Capital Facility is secured by substantially all of the assets of the Company, excluding raw materials inventory. On May 31, 1996, concurrent with the Episode acquisition (see Note 2), and in order to provide the Company with additional borrowing capacity, the revolving credit portion of the Working Capital Facility was increased from $15 million to $20 million. In April 1997, the Working Capital Facility was increased from $20 million to $27 million, was extended for one year to July 31, 1999 and certain financial covenants were revised. The Company had $11.1 million in borrowings and $8.1 million in letters of credit issued under the Working Capital Facility at September 30, 1997. In addition to the $27 million available for borrowings and letters of credit, the Company also has an additional $4 million letter of credit to collateralize an Industrial Revenue Bond. All of the subsidiaries of Mothers Work, Inc. are jointly and severally liable for obligations under the Working Capital Facility.

The interest rate on borrowings under the Working Capital Facility can be selected by the Company from one of the following two alternatives: (i) the Alternate Base Rate (8.50% at September 30, 1997) plus 1.5%, or (ii) the Adjusted LIBOR Rate (5.66% at September 30, 1997) plus 3%. The Alternate Base Rate is defined as a fluctuating rate of interest equal to the greater of the Bank's National Commercial Rate, or (b) the Federal Funds Effective Rate, as defined, plus one-half of 1%. Adjusted LIBOR means the London Interbank Offered Rate, adjusted at all times for statutory reserves. Overdue amounts under the Working Capital Facility bear interest at 2% above the interest rate then in effect. Interest on Alternate Base Rate loans is payable monthly and interest on Adjusted LIBOR Rate loans is payable at the end of the relevant interest period (and quarterly in the case of interest periods in excess of three months).

The Working Capital Facility includes various restrictive covenants prohibiting Mothers Work, Inc. and its subsidiaries, with certain limited exceptions, from, among other things, incurring additional indebtedness and making dividend, redemption and certain other payments. The Working Capital Facility also contains financial covenants including current ratio, total senior funded debt to operating cash flow, a fixed charge coverage ratio with a monthly rolling twelve-month operating cash flow requirement and a net income covenant which is suspended until the first quarter of fiscal 1998. Violation of the monthly rolling twelve-month operating cash flow requirement will grant additional collateral under the Working Capital Facility in the form of the raw materials inventory.

In fiscal 1996 and 1997, the highest outstanding line of credit balances were $9,241,193 and $12,716,000, the average outstanding balances were $6,050,510 and $4,850,505, and the weighted average interest rates were 9.75% and 9.89%, respectively.

7. LONG-TERM DEBT:


                                                                                          September 30
                                                                                   ----------------------------
                                                                                       1996            1997
                                                                                   ------------    ------------

12-5/8% Senior Unsecured Exchange Notes, due 2005                                  $ 90,218,882    $ 90,336,030
Industrial Revenue Bonds, interest is variable (5.75% at September 30, 1997), principal due annually through 2025 (collateralized by a $4 million letter of
credit)                                                                               3,915,000       3,825,000
Mortgage notes:
Interest at 3%, principal due monthly to 2011 (collateralized by a $1 million letter of credit and a second mortgage on certain property and equipment
at the Company's headquarters)                                                        1,964,621       1,856,339
Interest at 2%, principal due monthly to 2011(collateralized by certain
equipment at the Company's headquarters)                                                291,382         273,882
Interest at 4.25%, principal due monthly to 2001 (collateralized by
certain equipment at the Company's headquarters)                                        263,689         209,363
Capital lease obligations                                                               576,059         313,237
Other                                                                                   210,000         210,000
                                                                                   ------------    ------------
                                                                                     97,439,633      97,023,851
Less-- Current portion                                                                 (758,911)       (648,231)
                                                                                   ------------    ------------
                                                                                   $ 96,680,722    $ 96,375,620
                                                                                   ============    ============

Long-term debt maturities as of September 30, 1997 are as follows:

    1998                              $    648,231
    1999                                   376,009
    2000                                   366,168
    2001                                   277,869
    2002                                   255,119
    2003 and thereafter                 96,764,426
                                      ------------
                                        98,687,822
    Less-- Unamortized discount         (1,663,971)
                                      ------------
                                      $ 97,023,851
                                      ============

In connection with the Motherhood acquisition, the Company sold 12-5/8% Senior Unsecured Notes due 2005 (the Notes) with a face amount of $92 million. The Notes were issued at 97.934% of their face amount, resulting in an annual effective interest rate of 13%.

Interest on the Notes is payable semiannually in cash on February 1 and August
1. The Notes were issued by Mothers Work, Inc. and are unconditionally guaranteed on a senior basis by each subsidiary (see Note 13). The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after August 1, 2000, at 106.250% of their face amount, plus accrued interest, declining ratably to 100% of their face amount on and after August 1, 2002, plus accrued interest. In addition, at the option of the Company at any time prior to August 1, 1998, up to 35% of the aggregate face amount of the Notes may be redeemed from the proceeds of one or more public stock offerings (as defined) at 110% of their face amount, plus accrued interest, provided that $58.5 million of Notes remain outstanding immediately after such redemption. In November 1995, the Company completed an exchange offer whereby the Notes were exchanged for 12-5/8% Senior Unsecured Exchange Notes due 2005 which have been registered under the Securities Act of 1933.

The proceeds from the sale of the Notes were used to acquire Motherhood and repay the debt incurred in the Pea acquisition. The early extinguishment of the Pea debt resulted in an extraordinary charge of $6,387,000 before the related income tax benefit. The charge was comprised of a prepayment penalty of $3,550,000, the write-off of deferred financing costs of $1,730,000 and unamortized original issue discount of $976,000, and fees and expenses of $131,000. In connection with the debt issued in the Pea acquisition, warrants were issued to purchase 140,123 shares of the Company's common stock at $.01 per share. The warrants were valued at $1 million and remain outstanding (see Note
10).

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

The holders of the Series A Preferred Stock are entitled to receive annual cash dividends, when declared by the Company's Board of Directors, equal to 8.5% of the stated value ($977,500 per year). Dividends are cumulative to the extent not paid and compound annually at 8.5%. No dividends may be paid on common stock or any other shares of capital stock of the Company ranking junior to the Series A Preferred Stock (other than dividends payable in shares of common stock), until all cumulative and current dividends on Series A Preferred Stock have been declared and paid in full. As of September 30, 1997, accrued dividends on the Series A Preferred Stock were $2,228,700 and are classified as long-term liabilities.

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

On March 17, 1997 the Company entered into an amendment to its Rights Agreement, to provide the independent directors of the Company with some discretion in determining when the Distribution Date (as defined in the Rights Agreement) shall occur and the date until which the Rights may be redeemed. In addition, the Amended and Restated Rights Agreement exempts from its operation any person that acquires, obtains the right to acquire, or otherwise obtains beneficial ownership of 10% or more of the then outstanding shares of Company Common Stock without any intention of changing or influencing control of the Company provided that such person, as promptly as practicable, divests himself or itself of a sufficient number of shares of Common Stock so that such person would no longer be an Acquiring Person.

The Rights are not exercisable until the Distribution Date which will occur upon the earlier of (i) ten business days following a public announcement that an Acquiring Person has acquired beneficial ownership of 10% or more of Mothers Work's outstanding common stock, and ten business days following the commencement of a tender offer or exchange offer that would result in a person or group owning 10% or more of Mothers Work's outstanding common stock, or (ii) such later date as may be determined by action of a majority of the independent directors.

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

10. STOCK OPTION PLAN:

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

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

In fiscal 1996, the 1987 Stock Option Plan was amended to provide for the grant of up to 725,000 shares of common stock. In fiscal 1995, the Company granted 137,506 options at exercise prices ranging from $10.25 to $16.50 per share to certain officers, including 81,810 options at an exercise price of $11.25 per share to officers who are also Board members. In fiscal 1996, the Company granted 90,000 options at an exercise price of $13.50 per share to certain officers, including 60,000 options to officers who are also Board members.
In fiscal 1997, the Company granted 28,000 options at an exercise price of $10.00 per share to certain officers, excluding the Chairman and the President.

In fiscal 1994, the shareholders approved the Director Stock Option Plan (Director Plan), which provides for the grant of 2,000 options to each director on an annual basis. Options granted under the Director Plan are nonqualified, have an exercise price equal to fair market value, a ten-year term and fully vest on the grant date. A total of 200,000 shares of common stock were reserved for issuance under the Director Plan, with 14,000 options granted at an exercise price of $9.50 per share in fiscal 1995, 12,000 options granted at an exercise price of $14.50 per share in fiscal 1996 and 12,000 options granted at an exercise price of $9.50 per share in fiscal 1997.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee and director stock options under the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the weighted average assumptions used for all fixed option grants in fiscal 1996 and 1997, respectively: no dividend yields, expected volatility of 65.2%, risk-free interest rates of 6.05% and 6.12%, and expected lives of 7.0 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Pro forma information regarding net income and earnings per share follows:


                                                   1996           1997
                                              ------------   --------------
Net Loss Applicable to Common Stockholders:
  As reported                                 $   (73,734)   $  (8,727,367)
  Pro forma                                      (882,560)      (9,218,623)
Net Loss Per Common Share:
  As reported                                 $     (0.02)   $       (2.45)
  Pro forma                                         (0.27)           (2.59)

A summary of the Company's stock option activity including the 1987 Stock Option Plan, the Director Plan and the options granted to an individual outside the plans (see Note 15), and related information for the years ended September 30 follows:




                                                          1995                           1996                           1997
                                                        Weighted                       Weighted                       Weighted
                                                         Average                        Average                        Average
                                        1995            Exercise           1996        Exercise          1997         Exercise
                                       Options            Price          Options         Price          Options         Price
                                       -------         ----------        -------       ---------        -------      ----------
Outstanding beginning of year          192,049         $    11.34        406,047       $   11.07        523,242      $    11.89
Granted                                286,059              11.36        222,000           13.86        180,167           10.02
Exercised                               (2,394)              5.49        (19,715)           6.82            (40)          10.25
Canceled                               (69,667)             13.80        (85,090)          14.24        (33,420)          12.07
                                       -------         ----------        -------       ---------        -------      ----------

Outstanding end of year                406,047              11.07        523,242           11.89        669,949           11.38
                                       =======                           =======                        =======

Options exercisable at year-end        163,978                           264,319                        348,048
                                       =======                           =======                        =======
Weighted-average fair value of
  options granted during the year                                                      $    9.57                     $     6.93
                                                                                       =========                     ==========


The following table summarizes information about stock options outstanding at September 30, 1997:



                                                           Weighted
                                           Weighted        Average                               Weighted
   Range of                                Average        Remaining                              Average
   Exercise              Number            Exercise      Contractual         Options             Exercise
    Prices            Outstanding            Price       Life (Years)      Exercisable             Price
--------------        -----------          --------      ------------      -----------           --------
$1.67 - $ 8.75           50,262               5.13            6.1             27,945                3.31
$9.00 - $11.25          366,820              10.43            7.7            174,923               10.73
$13.00- $18.75          252,867              14.00            7.8            145,180               14.18

During fiscal 1997, warrants to purchase 7,465 shares of common stock at a price of $2.72 per share were exercised. At September 30, 1997, warrants are outstanding to purchase 140,123 shares of common stock at an exercise price of $0.01, these warrants expire on April 5, 2002.

11. INCOME TAXES:

Income taxes (benefit) are comprised of the following:




                                             Year Ended September 30
                                    -------------------------------------------
                                       1995            1996            1997
                                    ----------     -----------     ------------
   Current provision (benefit)      $ (893,214)    $   384,421     $         --
   Deferred provision (benefit)         45,927       1,444,151       (2,676,945)
                                    ----------     -----------     ------------
                                    $ (847,287)    $ 1,828,572     $ (2,676,945)
                                    ==========     ===========     ============

The extraordinary item generated an additional income tax benefit of $2,171,435 in fiscal 1995, of which $1,311,383 was a current tax benefit and $860,052 was a deferred tax benefit.

The reconciliation of the statutory federal rate to the Company's effective income tax rate on the income (loss) before extraordinary item is as follows:




                                               Year Ended September 30
                                         ----------------------------------
                                          1995           1996          1997
                                         -----           ----         -----

  Statutory tax rate                     (34.0)%         34.0%        (34.0)%
  State taxes, net of federal benefit       --            3.7            --
  Amortization of goodwill                 8.0           27.3           7.3
  Other                                     .1            1.9           0.8
                                         -----           ----         -----
                                         (25.9)%         66.9%        (25.9)%
                                         =====           ====         =====

The deferred tax effects of temporary differences giving rise to the Company's deferred income tax assets are as follows:


                                                          September 30
                                                  ----------------------------
                                                       1996            1997
                                                  ------------    ------------
Deferred tax assets:
  Net operating loss carryforwards                $  2,765,391    $  3,400,024
  Depreciation of property, plant and equipment      2,076,929       3,660,267
  Deferred rent                                        826,557       1,234,207
  Inventory reserves                                   995,124         687,712
  Employee benefit accruals                            381,941         474,799
  Other accruals                                     1,262,806       1,045,986
  Alternative minimum tax credit carryforward          528,509         528,509
  Other                                                261,327         394,591
                                                  ------------    ------------
                                                     9,098,584      11,426,095
Deferred tax liabilities:
  Prepaid expenses                                    (175,665)       (111,075)
  Other                                               (366,048)        (28,440)
                                                  ------------    ------------
                                                  $  8,556,871    $ 11,286,580
                                                  ============    ============

The Company has net operating loss carryforwards for tax purposes of approximately $10,000,000 which expire in 2009 through 2012, of which $4,309,000 were acquired in the acquisitions of Pea and Motherhood. The Company also has alternative minimum tax credits of approximately $529,000 which can be utilized against regular income taxes in the future. While the acquired net operating loss carryforwards are subject to certain annual limitations due to the change in ownership, the Company does not expect the limitations to reduce its ability to ultimately use such carryforwards. The entire tax benefit of the net operating loss carryforwards has been recorded as a deferred income tax asset, as it is more likely than not that it will be realized during the carryforward period. The tax benefit of the acquired net operating loss carryforwards was recorded under the purchase method of accounting, while the remainder of the benefit was recorded as an income tax benefit in the accompanying statement of operations.

No valuation allowance has been provided for the net deferred tax assets. Based on the Company's historical levels of taxable income, as adjusted for the restructuring and nonrecurring charges and the nondeductibility of goodwill amortization, management believes it is more likely than not that the Company will realize the benefit of the net deferred tax assets existing at September 30, 1997. Furthermore, management believes the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income. There can be no assurance, however, that the Company will generate taxable earnings or any specific level of continuing earnings in the future.

12. COMMITMENTS AND CONTINGENCIES:

The Company leases its retail facilities and certain equipment under various noncancelable operating leases. Certain of these leases have renewal options. Future minimum lease payments as of September 30, 1997 are as follows:

    1998                         $ 27,993,759
    1999                           26,036,048
    2000                           24,729,735
    2001                           23,005,318
    2002                           20,054,481
    2003 and thereafter            56,050,139
                                 ------------
                                $ 177,869,480
                                =============

Rent expense, including common area maintenance, was $18,081,333, $30,196,546 and $39,022,965 in fiscal 1995, 1996 and 1997, respectively.

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

In October 1997, an agreement in principle to settle the litigation in its entirety was reached. The settlement also involves a waiver by Pea's underwriters of a claim of counsel fees under the Company's indemnification undertakings to the underwriters contained in the underwriting agreement for the Pea public offering. Although the Company believes it has very strong defenses against this claim, it has concluded that it would undoubtedly cost the Company more to prevail than it would to settle on the terms proposed. The principles are in the process of negotiating a Stipulation of Settlement to document the terms of the agreement. Pursuant to the agreement, Mothers Work, along with its Directors' and Officers Liability Insurance Carrier (Insurance Carrier) has agreed to pay $2,150,000. As part of the agreement, Mothers Work and Insurance Carrier, on behalf of some of the defendants, have agreed to make an initial payment in October 1997 of $750,000 and $550,000, respectively, to an escrow agent for the settlement fund once the Stipulation of Settlement is executed. The additional $850,000 is to be paid by Mothers Work on January 6, 1998 or the date on which the settlement is finally approved, whichever occurs earlier. Should the settlement not be approved for any reason, the probability and extent of liability that the Company might incur cannot be predicted with certainty but management of the Company intends to vigorously defend against these lawsuits, and believes the Company has adequate reserves so that the ultimate outcome will not have a material impact on its financial position.

13. SUBSIDIARY GUARANTORS:

Pursuant to the terms of the indenture relating to the 12-5/8% Senior Unsecured Exchange Notes due 2005, the direct subsidiaries of Mothers Work, Inc.--consisting of Cave Springs, Inc., The Page Boy Company, Inc., Mothers Work (R.E.), Inc. (d/b/a/A Pea in the Pod, Inc.), and Motherhood Maternity Shops, Inc. (collectively, the Guarantors)--have, jointly and severally, unconditionally guaranteed the obligations of Mothers Work, Inc. with respect to these notes. The operations of Motherhood Maternity Shops, Inc. were merged into the operations of Mothers Work, Inc. as of September 30, 1996. The only subsidiary of the Company that is not a Guarantor is Motherhood International, Inc. (International). International, an indirect wholly owned subsidiary of the Company which is inconsequential to the assets and operations of the Company and to the Guarantors in that it has no assets or operations, was dissolved as of November 28, 1996. There are no restrictions on the ability of any of the Guarantors to transfer funds to Mothers Work, Inc. in the form of loans, advances or dividends, except as provided by applicable law.

Accordingly, set forth below is certain summarized financial information (within the meaning of Section 1-02[bb] of Regulation S-X) for the Guarantors, as of and for the year ended September 30, 1996 and 1997:




                             September 30,    September 30,
                                  1996            1997
                             -------------    -------------
    Current assets           $ 5,601,825      $ 4,127,213
    Noncurrent assets         20,963,279       80,125,458
    Current liabilities        3,059,322        3,064,719
    Noncurrent liabilities     3,835,768       52,539,740


                                  For the Year Ended
                                     September 30,
                             ----------------------------
                                 1996             1997
                             -----------      -----------
    Net sales                $51,284,307      $53,432,799
    Costs and expenses        40,273,798       39,829,468
    Net income                 7,158,349        8,978,198

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

14. RESTRUCTURING AND NONRECURRING CHARGES:

Nonrecurring charges for the year ended September 30, 1995, include $900,000 accrued for the relocation to a new headquarters, manufacturing and distribution facility and $4,527,000 for planned closings of Mothers Work stores. On March 31, 1995, the Company implemented a one-year plan, due to excess capacity in certain markets, to close 38 Mothers Work stores and, in conjunction with the Pea acquisition, to close 15 Pea stores. The net sales and store operating income before corporate overhead allocations for the stores closed in fiscal 1996 that are included in the accompanying statement of operations for the year ended September 30, 1996, are $3,538,804 and $206,858, respectively.

In April 1997, the Company announced a plan to restructure its core maternity business by combining the Mimi Maternity and Maternite overlapping product styles and closing approximately 30 retail locations serviced by other Company stores. Restructuring costs of $5.6 million were recorded in fiscal 1997 and includes approximately $2.6 for the write-off of furniture, fixtures and leasehold improvements, $1.7 million for lease termination and other costs and $1.3 million for the write-off of patterns related to over-lapping product styles that will no longer be manufactured by the Company as a result of the Mimi Maternity and Maternite product line consolidation, and thus have no future value.

In addition to the charge discussed above, in March 1997, the Company also recorded a $0.8 million inventory reserve in cost of goods sold for the overlapping product lines, a $0.7 million asset impairment in selling, general and administrative expense for 14 additional facilities and approximately $0.5 million in selling, general and administrative expense for other occupancy related items.

During fiscal 1997, the Company closed 26 stores in connection with the April 1997 restructuring plan. The Company plans to close one additional store in fiscal 1998 under this restructuring plan. The net sales and operating income before corporate overhead allocations for the stores closed in fiscal 1997 that are included in the accompanying statement of operations for the year ended September 30, 1997 are $6,129,576 and $711,272, respectively.

15. EMPLOYMENT AND CONSULTING AGREEMENTS:

The Company has employment agreements with its Chief Executive Officer/Chairman of the Board (CEO), its President/Chief Operating Officer (COO), its Senior Vice President-Operations and its Head Pattern Maker. The CEO and COO have agreements which expire on September 30, 1999. These agreements provide for base compensation of $275,000 for fiscal 1997, increasing annually thereafter. On October 1, of each year the term of each agreement automatically extends for successive one year periods extending the expiration date into the third year after the extension. Additionally, the CEO and COO are entitled to an annual cash bonus and stock options based on performance, as defined.

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

16. RELATED-PARTY ACTIVITY:

The Company paid legal fees of approximately $1.1 million, $680,000 and $470,000 in fiscal 1995, 1996 and 1997, respectively, to a firm whose partner is a Director of the Company.

PROFIT-SHARING PLANS:

Effective January 1, 1993, the Company established a 401(k) savings plan for full-time employees who have at least one year of service and are 21 years of age. Employees can contribute up to 15% of their annual salary. The Company may make contributions to the plan, which vest over a five-year period. No Company contributions were made in fiscal 1995, 1996 or 1997.

In conjunction with the acquisition of Pea, the Company assumed responsibility for Pea's 401(k) Employees' Savings Plan. Employees who have at least one year of service may participate in the plan, and the Company may make contributions to the plan that vest over a four-year period. No Company contributions were made in fiscal 1995 or 1996. The Company terminated this plan in fiscal 1996 by merging the plan into the Mothers Work 401(k) Savings Plan. In conjunction with the acquisition of Motherhood, the Company assumed responsibility for the final distribution and termination of the Motherhood Retirement Savings Plan. The Company expects that final distributions of this plan will be made in fiscal 1998.