Form 10-Q
period 1997-12-31
MOTHERS WORK INC
filed 1998-02-13
CIK 896985

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

-----
 X     QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OF
-----  THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly report ended                 December 31, 1997
                               -----------------------------------------------

                                       Or

-----
       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
-----  THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to

                               -----------------------     -------------------

Commission file number                              0-21196
                      --------------------------------------------------------

                               Mothers Work, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                     133045573
-------------------------------                       -------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)

456 North 5th Street, Philadelphia, Pennsylvania                   19123
------------------------------------------------                   -----
   (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code       (215) 873-2200
                                                   ---------------------------







Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X    No
                                       ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


--------------------------------------------------------------------------------
Common Stock, $.01 par value - 3,570,616 shares outstanding as of February 1,
1998
--------------------------------------------------------------------------------

                       MOTHERS WORK, INC. AND SUBSIDIARIES
                       -----------------------------------

                                      INDEX
                                      -----

                                                                 Page
                                                                 ----

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

        Consolidated Balance Sheets                                1
        Consolidated Statements of Operations                      2
        Consolidated Statements of Cash Flows                      3
        Notes to Consolidated Financial Statements                 4

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations              8

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                          14

Exhibit Index                                                     17

                       MOTHERS WORK, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)


                                                                          September 30,     December 31,
                                   ASSETS                                      1997            1997
                                                                          -------------    -------------
CURRENT ASSETS:
       Cash and cash equivalents                                          $   1,665,760    $   1,589,881
       Receivables
           Trade                                                              2,781,803        3,239,081
           Other                                                                164,334           69,598
       Inventories                                                           63,812,590       62,570,055
       Deferred income taxes                                                  4,050,980        3,442,921
       Prepaid expenses and other                                             2,695,218        2,512,549
                                                                          -------------    -------------
                      Total current assets                                   75,170,685       73,424,085
                                                                          -------------    -------------
PROPERTY, PLANT AND EQUIPMENT, net                                           45,373,439       46,456,070
                                                                          -------------    -------------
OTHER ASSETS:
       Deferred income taxes                                                  7,235,600        6,957,288
       Goodwill, net                                                         38,752,184       38,192,580
       Other intangible assets, net                                           1,351,221        1,309,292
       Deferred financing costs, net                                          3,339,759        3,233,495
       Other assets                                                             494,632          696,359
                                                                          -------------    -------------
                      Total other assets                                     51,173,396       50,389,014
                                                                          -------------    -------------
                                                                          $ 171,717,520    $ 170,269,169
                                                                          =============    =============
                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
       Line of credit                                                     $  11,088,000    $   7,209,957
       Current portion of long-term debt                                        648,231          720,797
       Accounts payable                                                      17,264,704       15,564,000
       Accrued expenses                                                      14,087,057       16,660,074
                                                                          -------------    -------------
                      Total current liabilities                              43,087,992       40,154,828
                                                                          -------------    -------------
LONG-TERM DEBT                                                               96,375,620       96,653,697
                                                                          -------------    -------------
ACCRUED DIVIDENDS ON PREFERRED STOCK                                          2,228,700        2,520,754
                                                                          -------------    -------------
DEFERRED RENT                                                                 3,645,651        3,923,408
                                                                          -------------    -------------
COMMITMENTS AND CONTINGENCIES (NOTE 4)

STOCKHOLDERS' EQUITY:
       Series A Cumulative convertible preferred stock, $.01 par value,
           $280.4878 stated value, 2,000,000 shares authorized,
           41,000 shares issued and outstanding (liquidation value
           of $11,500,000)                                                   11,500,000       11,500,000
       Series B Junior participating preferred stock, $.01 par value
           10,000 shares authorized, none outstanding                              --               --
Common stock, $.01 par value, 10,000,000 shares authorized,
           3,564,644 and 3,570,616 shares issued and outstanding                 35,646           35,706
       Additional paid-in capital                                            27,740,840       27,765,802
       Accumulated deficit                                                  (12,896,929)     (12,285,026)
                                                                          -------------    -------------
           Total stockholders' equity                                        26,379,557       27,016,482
                                                                          -------------    -------------
                                                                          $ 171,717,520    $ 170,269,169
                                                                          =============    =============

        The accompanying notes are an integral part of these statements.

                        MOTHERS WORK, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                             Three Months Ended
                                                 December 31,
                                          -------------------------
                                              1996         1997
                                              ----         ----
NET SALES                                 $61,233,328   $77,396,876
COST OF GOODS SOLD                         27,500,762    37,015,489
                                          -----------   -----------
             Gross Profit                  33,732,566    40,381,387
SELLING, GENERAL AND
       ADMINISTRATIVE EXPENSES             29,188,899    35,049,872
                                          -----------   -----------
             Operating income               4,543,667     5,331,515
INTEREST EXPENSE, NET                       3,332,138     3,541,187
                                          -----------   -----------
             Income before income taxes     1,211,529     1,790,328
INCOME TAXES                                  743,468       886,371
                                          -----------   -----------
NET INCOME                                    468,061       903,957
PREFERRED DIVIDENDS                           244,375       292,054
                                          -----------   -----------
NET INCOME AVAILABLE TO
       COMMON STOCKHOLDERS                $   223,686   $   611,903
                                          ===========   ===========
NET INCOME PER COMMON SHARE:
             BASIC                        $      0.06   $      0.17
                                          ===========   ===========
             DILUTED EPS                  $      0.06   $      0.16
                                          ===========   ===========
WEIGHTED AVERAGE COMMON SHARES:
       OUTSTANDING:
             BASIC EPS                      3,559,315     3,564,709
                                          ===========   ===========
             DILUTED EPS                    3,725,824     3,723,352
                                          ===========   ===========


   The accompanying notes are an integral part of these financial statements.

                      MOTHERS WORK, INC. & SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                           Three Months Ended
                                                                               December 31,
                                                                     ------------------------------
                                                                           1996              1997
                                                                           ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                      $    468,061      $    903,957
     Adjustments to reconcile net income to
       net cash provided by operating activities-

                  Depreciation and amortization                         2,866,735         2,972,040
                  Imputed interest on debt                                 27,763            31,490
                  Asset impairments                                       247,900              --
                  Deferred tax expense                                    743,468           886,371
                  Amortization of deferred financing costs                105,991           106,264
                  Provision for deferred rent                             250,085           277,757
     Changes in assets and liabilities, net of effects
       from purchase of businesses-

                  Decrease (increase) in --

                    Receivables                                          (214,156)         (362,542)
                    Inventories                                         4,785,480         1,242,535
                    Prepaid expenses and other                           (277,979)          (19,058)
                  (Decrease) increase in --

                    Accounts payable and accrued expenses                 880,410         1,005,709
                    Other liabilities                                     272,071           292,054
                                                                     ------------      ------------
                       Net cash provided by operating activities       10,155,829         7,336,577
                                                                     ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property, plant and equipment                        (2,190,924)       (2,919,907)
     Increase in intangibles and other assets                             (69,970)          (55,554)
                                                                     ------------      ------------
                       Net cash used in investing activities           (2,260,894)       (2,975,461)
                                                                     ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Decrease in line of credit and cash overdrafts, net               (7,792,951)       (4,303,493)
     Repayments of long-term debt                                        (102,038)         (158,524)
     Other                                                                    (51)           25,022
                                                                     ------------      ------------
                       Net cash used in financing activities           (7,895,040)       (4,436,995)
                                                                     ------------      ------------


NET DECREASE IN CASH AND CASH EQUIVALENTS                                    (105)          (75,879)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          1,262,435         1,665,760

                                                                     ------------      ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                             $  1,262,330      $  1,589,881
                                                                     ============      ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during period for:

          Interest                                                   $    400,577      $    569,110
                                                                     ============      ============

          Income taxes                                               $         --        $       --
                                                                     ============      ============

   The accompanying notes are an integral part of these financial statements.

                       MOTHERS WORK, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997

                                   (Unaudited)

1. BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements are presented in accordance with the requirements for Form 10-Q and do not include all the disclosures required by generally accepted accounting principles for complete financial statements. Reference should be made to the Form 10-K as of and for the year ended September 30, 1997 for Mothers Work, Inc. and subsidiaries (the "Company") for additional disclosures including a summary of the Company's accounting policies.

In the opinion of management, the consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position of the Company for the periods presented. The interim operating results of the Company may not be indicative of operating results for the full year.

Capital lease obligations of $477,677 were incurred on equipment leases entered into in the first quarter of fiscal 1998.

2. STOCK OPTIONS AND WARRANTS

During the three months ended December 31, 1997, 161,300 options were granted to certain officers and employees for the purchase of the Company's common stock at prices at least equal to the fair market value on the date of grant.

3. EARNINGS PER SHARE (EPS)

In the first quarter of fiscal 1998 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share", which simplifies the EPS calculation by replacing primary EPS with basic EPS. The calculation of EPS is as follows:


                                          For the Quarter Ended December 31, 1997
                                          ---------------------------------------
                                             Income         Shares     Per-Share
                                           (Numerator)   (Denominator)   Amount
                                           -----------   ------------- ---------
BASIC EPS
Income available to common stockholders     $ 611,903     3,564,709     $   0.17
                                                                        ========

EFFECT OF DILUTIVE SECURITIES
Warrants                                                    139,965
Stock Options                                                18,678
                                                          ---------

DILUTED EPS
Income available to common stockholders
  Plus assumed conversions                  $ 611,903     3,723,352     $   0.16
                                            =========     =========     ========

                                      -4-

                       MOTHERS WORK, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1997

                                   (Unaudited)

                                -- (continued) --

                                                For the Quarter Ended December 31, 1996
                                              -------------------------------------------
                                                Income           Shares         Per-Share
                                              (Numerator)     (Denominator)      Amount
                                              -----------     -------------     ---------
BASIC EPS
Income available to common stockholders        $ 223,686        3,559,315        $   .06
                                                                                 =======

EFFECT OF DILUTIVE SECURITIES
Warrants                                                          145,603
Stock Options                                                      20,906
                                               --------------------------

DILUTED EPS
Income available to common stockholders

  Plus assumed conversions                     $ 223,686        3,725,824        $   .06
                                               =========        =========        =======

Options to purchase 595,679 shares of common stock at prices ranging from $9.00 to $18.75 per share were outstanding during the first quarter of fiscal 1998, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of common shares for the period. The options which expire between 2003 and 2007 were still outstanding at December 31, 1997. In addition, the 41,000 shares of Series A Cumulative Convertible Preferred Stock could potentially dilute basic EPS in the future, but were not considered in the computation of diluted EPS because they are antidilutive.

4. CONTINGENCIES

From time to time, the Company is named as a defendant in legal actions arising from its normal business activities. Although the amount of any liability that could arise with respect to currently pending actions cannot be accurately predicted, in the opinion of the Company, any such liability will not have a material adverse effect on the financial position or operating results of the Company.
                                      -5-

                       MOTHERS WORK, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1997

                                   (Unaudited)

                                -- (continued) --

5. SUBSIDIARY GUARANTORS

Pursuant to the terms of an indenture relating to the 12 5/8% Senior Unsecured Exchange Notes due 2005, the direct subsidiaries of Mothers Work, Inc., consisting of Cave Springs, Inc., The Page Boy Company, Inc., and Mothers Work (R.E.), Inc.(d/b/a A Pea in the Pod, Inc.)(collectively, the "Guarantors") have, jointly and severally, unconditionally guaranteed the obligations of Mothers Work, Inc. with respect to these Notes. There are no restrictions on the ability of any of the Guarantors to transfer funds to Mothers Work, Inc. in the form of loans, advances, or dividends, except as provided by applicable law.

Accordingly, set forth below is certain summarized financial information (within the meaning of Section 1-02(bb) of Regulation S-X) for the Guarantors:

                                    September 30, 1997         December 31, 1997
                                    ------------------         -----------------
Current assets                          $ 4,127,213               $ 3,908,090
Noncurrent assets                        80,125,458                81,090,013
Current liabilities                       3,064,719                 2,201,133
Noncurrent liabilities                   52,539,740                50,415,742


                                   Three Months Ended        Three Months Ended
                                    December 31, 1996         December 31, 1997
                                   ------------------        ------------------
Net sales                              $12,077,349               $15,420,959
Costs and expenses                       8,624,992                 9,764,874
Net income                               1,332,811                 3,733,016

This summarized financial information for the Guarantors has been prepared from the books and records maintained by the Guarantors and the Company. The summarized financial information may not necessarily be indicative of the results of operations or financial position had the Guarantors operated as independent entities. Certain intercompany sales included in the subsidiary records are eliminated in consolidation. The Guarantors receive all inventory from and transfer all cash to Mothers Work, Inc., who, in turn, pays all expenditures on behalf of the Guarantors. An amount due to/due from parent will exist at any time as a result of this activity. The summarized financial information includes the allocation of material amounts of expenses such as corporate services, administration, and taxes on income. The allocations are generally based on proportional amounts of sales or assets, and taxes on income are allocated consistent with the asset and liability approach used for consolidated financial statement purposes. Management believes these allocation methods are reasonable.
                                      -6-

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The following tables set forth certain operating data as a percentage of sales and as a percentage change for the periods indicated:

                                                                 % Period to Period
                                                                 Increase (Decrease)
                                                                 -------------------
                                                                     Three Months
                                                                        Ended
                                        Percentage of Net Sales      December 31,
                                       ------------------------         1997
                                               Three                 Compared to
                                            Months Ended             Three Months
                                             December 31,               Ended
                                       ------------------------      December 31,
                                        1996            1997            1996
                                       -----           -----     -------------------
Net Sales                              100.0%          100.0%           26.4%
Cost of goods sold                      44.9            47.8            34.6
                                       -----           -----
       Gross profit                     55.1            52.2            19.7

Selling, general and
   administrative expenses              47.7            45.3            20.1
                                       -----           -----

       Operating income                  7.4             6.9            17.3
Interest expense, net                    5.4             4.6             6.3
                                       -----           -----
Income before income taxes               2.0             2.3            47.8

Income taxes                             1.2             1.1            19.2
                                       -----           -----

Net income                               0.8%            1.2%           93.1%
                                       =====           =====

The following table sets forth certain information representing growth in the number of leased departments and Company-owned stores for the periods indicated:

                                                      Three           Three
                                                     Months           Months
                                                      Ended           Ended
                                                    Dec. 31,         Dec. 31,
                                                      1996             1997
                                                    --------         --------
Beginning of period
  Stores                                               442             473
  Leased maternity departments                          26             114
                                                     -----             ---
Total                                                  468             587
Opened:
  Stores                                                14              23
  Leased maternity departments                          15              12
Closed:
  Stores                                                (1)             -
  Leased maternity departments                           -              (1)
                                                     -----             ---
End of period
  Stores                                               455             496
  Leased maternity departments                          41             125
                                                     =====             ===
Total                                                  496             621
                                                     =====             ===

Three Months Ended December 31, 1997 and 1996

Net Sales

Net sales in the first quarter of fiscal 1998 increased by $16.2 million or 26.4%, as compared to the first quarter of fiscal 1997. This increase was primarily due to an increase in Episode America, acquired on June 1, 1996, sales of $6.5 million, $5.4 million generated by a quarterly comparable store sales increase of 11.6% in its core maternity clothing business (based on 386 stores), and a $4.3 million net increase due to other store and leased department opening and closing activity. A portion of the comparable store sales increase in the maternity business is due to the consolidation announced in April 1997, and we do not expect that benefit to continue past the one year anniversary. The Company had 621 locations, including 571 maternity clothing locations and 50 Episode(R) upscale "bridge" women's apparel stores at December 31, 1997 compared to 496 locations, including 463 maternity clothing locations and 33 Episode(R) upscale "bridge" women's apparel stores at December 31, 1996.

Gross Profit

Gross profit in the first quarter of fiscal 1998 increased $6.6 million or 19.7%, as compared to the first quarter of fiscal 1997. This increase was primarily generated by the increase in sales noted above. Gross profit as a percentage of net sales decreased to 52.2% in the first quarter of fiscal 1998 as compared to 55.1% in the comparable period of the prior year. The Company's gross profit as a percent of sales decreased due to the increase of Motherhood and Episode sales as a percentage of overall sales. The continued growth of Motherhood sales as a percentage of overall sales has contributed to the decrease in gross profit percentage because Motherhood operates with a lower gross profit percentage as compared to the high end maternity divisions. In addition, Episode sales have generated lower overall margins than the maternity sales due to the high degree of competition in high end bridge women's apparel. The Company anticipates that its gross profit as a percentage of sales may decrease further as Motherhood and Episode become a more significant part of overall operations.

Selling, General & Administrative Expenses

Selling, general and administrative expenses increased $5.9 million or 20.1% in the first quarter of fiscal 1998 as compared to the first quarter of fiscal 1997 and, as a percentage of net sales, decreased from 47.7% to 45.3%. The decrease as a percentage of sales was primarily due to the increase in net sales. The dollar increase in the first quarter of fiscal 1998, as compared to the first quarter of fiscal 1997, was primarily due to increases in store wages and benefits, rents and operating expenses at the store level, which accounted for $2.9 million, $1.6 million and $0.5 million of the increase, respectively. The increase in wages and benefits and rents at the store level resulted from the increased number of stores opened and the related staffing costs. In addition, higher shipping and corporate wages contributed $1.3 million to the increase in selling, general and administrative expenses. These expenses increased due to the continued expansion of operations as a result of new store rollouts.

Operating Income

The operating income in the first quarter of fiscal 1998 was $5.3 million, or 6.9% of sales, as compared to $4.5 million, or 7.4% of sales, in the first quarter of fiscal 1997. Operating income dollars for the core maternity business increased in the first quarter of fiscal 1998 when compared to the first quarter of fiscal 1997. The Episode stores had negative operating income in the first quarter of fiscal 1998 comparable with the first quarter of fiscal 1997. The

Company has taken certain initiatives that it believes will help to support the higher selling, general, and administrative expenses of the Episode division. Specifically, the Company continues to introduce new merchandise for the division and provides incentives to sales associates in order to increase Episode revenues. However, there can be no assurances that the Company's actual performance will improve as a result of these steps.


Interest Expense, Net

Net interest expense increased by $0.2 million in the first quarter of fiscal 1998 compared with the first quarter of fiscal 1997, and as a percentage of sales, decreased from 5.4% to 4.6%. The dollar increase was primarily due to short-term borrowings under the line of credit agreement.

Income Taxes

The effective income tax rate was 49.5% in the first quarter of fiscal 1998 as compared to 61.4% in the first quarter of fiscal 1997. The change in the effective income tax rate was primarily due to the relationship of non-deductible goodwill amortization to income before income taxes.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash needs during the quarter ended December 31, 1997 have been primarily for furniture and fixtures and leasehold improvements required to increase the number of retail locations. In addition, the Company used excess cash flow to reduce its outstanding borrowings on its line of credit. The Company's cash source for the first quarter of fiscal 1997 has primarily been from operations. At December 31, 1997 the Company had available cash and cash equivalents of $1.6 million, compared to $1.3 million at September 30, 1997.

Net cash provided by operating activities was $10.2 million in the first quarter of fiscal 1997 compared with $7.3 million in the first quarter of fiscal 1998. The net cash provided by operating activities in the first quarter of fiscal 1998 includes cash provided by net income, including adjustments for non-cash items of $5.2 million, plus cash provided by working capital of $2.1 million. The cash provided by working capital in the first quarter of fiscal 1998 consisted of $2.5 million from a decrease in inventories and an increase in accounts payable, accrued expenses and other liabilities, partially offset by an increase in receivables, prepaid expenses and other assets. The net cash provided by working capital in the first quarter of fiscal 1997 derives from cash provided by net income, after adjustments of non-cash items of $4.7 million, plus cash provided by working capital of $5.4 million. The cash provided by working capital in the first quarter of fiscal 1997 consisted of $5.9 million from a decrease in inventories and an increase in accounts payable, accrued expenses and other liabilities, partially offset by an increase in receivables, prepaid expenses and other assets.

Net cash used in investing activities increased from $2.3 million in the quarter ended December 31, 1996 to $3.0 million in the quarter ended December 31, 1997. The cash used in investing activities for the first quarter of fiscal 1998 included $2.7 million used for capital expenditures for new store facilities, primarily Motherhood and Episode, and improvements to existing stores, $0.2 for other corporate capital expenditures and $0.1 million for intangible and other assets. This compares with investing activities for the first quarter of fiscal 1997, which included $1.8 million used for capital expenditures for new store facilities and improvements to existing stores and $0.4 million for other corporate capital expenditures and $0.1 million for intangible and other assets.

Net cash used in financing activities decreased $3.9 million, from $7.9 million used in financing activities in the quarter ended December 31, 1996 to $4.4 million used in financing activities for the quarter ended December 31, 1997. The $4.4 million used in financing activities resulted primarily from $4.3 million in repayment of borrowings on the line of credit and cash overdraft activity and $0.2 million in repayment of long-term debt, offset by proceeds from the exercise of stock options. This compares with $7.8 million in repayment of borrowings on the line of credit and cash overdraft activity and $0.1 million in repayment of long-term debt.

In January 1998, the Company's borrowing capacity under its working capital revolving line of credit facility ("Working Capital Facility") was increased to provide additional seasonal borrowing capacity. The Working Capital Facility was increased from $27.0 million to $30.0 million, through April 30, 1998, subject to limitations based upon eligible accounts receivable and inventory ("Borrowing Base"). Effective May 1, 1998, the Company's Working Capital Facility will revert back to $27.0 million and, at that time, the Company's borrowing capacity will be the lesser of $27.0 million or the Borrowing Base reduced by $3.0 million. Effective July 1, 1998, the Borrowing Base will be reduced by $5.0 million. However, at such time as the monthly rolling twelve-month operating cash flow reaches $30.0 million and remains at least $28.0 million, the Company's borrowing capacity will revert to $27.0 million without limitations on the Borrowing Base. In addition, in connection with the above arrangement, the Company granted additional collateral under the Working Capital Facility in the form of raw materials inventory. On February 2, 1998, after the $5.8 million semi-annual interest payment on the Notes, the Company had $14.2 million in borrowings and $6.8 million in additional letters of credit issued under the Working Capital Facility.

In its maternity operations, the Company intends to focus primarily on growing the moderate priced Motherhood and leased department business, subject to capital and marketplace availability. The Company began expanding into the leased department business approximately one year ago, and to date, revenue from the leased departments has been below management's estimates. As a result, selling, general and administrative expenses as a percentage of sales have been higher than the maternity business as a whole. In addition, the gross margin from Motherhood and the leased departments is typically lower than the remainder of the maternity business, consequently as the Motherhood and leased department business increases as a percentage of the maternity business it will produce overall lower margins in the maternity business.

The near-term strategy for the Episode division is to broaden the product line through the growth of the Daniel & Rebecca(R) product and to add several stores in major metropolitan areas, subject to capital and marketplace availability. The Episode division has operated at a loss since the acquisition on June 1, 1996, and the decrease in operating income as a percentage of sales for the first quarter of fiscal 1998 is primarily attributable to Episode operations. Sales levels continue to improve validating management's initial efforts to turn this business around, however further improvements are required. Episode revenues remain below management's initial estimates and are currently at levels which would not support profitable operations of the Episode division. In addition, successful fashion forecasting must continue to achieve needed sales results into the future. Based on the existing operations at Episode, the Company needs to increase revenues substantially in order to be profitable at that division. The Company's management has limited experience in the bridge women's apparel business and the integration of Episode into the rest of the Company's operations has required substantial management time and other resources. In addition, the operations of a bridge women's fashion business are subject to numerous risks, unanticipated operating problems, and greater competition and fashion risk than the Company's core maternity business. Based on the foregoing factors, there can be no assurance that the Company's Episode operations will become profitable. Further, the Episode acquisition could result in additional indebtedness, which in turn could result in an increase in the degree of financial leverage of the Company and a decrease in the Company's financial flexibility. At December 31, 1997, the Episode assets consist primarily of inventory and furniture, equipment and leasehold improvements of approximately $13.7 million and $8.7 million, respectively. The Company also has lease commitments on Episode stores approximating $34.1 million payable through 2011.

The Company believes that its current cash and working capital positions, available borrowing capacity through the Working Capital Facility and net cash expected to be generated from operations will be sufficient to fund the Company's working capital requirements and required principal and interest payments for fiscal 1998. Based on the Company's fiscal 1998 expansion plan, the Company expects capital expenditures to be approximately $8.0 million, of which $3.0 million has been expended through December 31, 1997. These expenditures consist primarily of new Motherhood and Episode stores. There are currently no restrictions on the ability of the Guarantors to transfer funds to the Company in the form of cash dividends, loans or advances other than restrictions imposed by applicable law.

The Company has conducted a comprehensive review of its computer systems to identify applications that could be affected by the Year 2000("Y2K") issue and is developing an implementation plan to resolve the issue. Throughout fiscal 1998, the Company will assess its own internal computer systems and will contact third parties with whom it interacts electronically in order to get an assessment of their Y2K issues. Based on preliminary results, the Company does not believe the Y2K issue on its internal computer systems will have a material adverse impact on operations. Notwithstanding the Company's efforts in this regard, there does exist the risk that the Y2K issue will manifest itself in unanticipated ways, thereby adversely affecting the Company's performance in the future. In addition, the Company cannot give assurance that the third parties with whom it does business will address any Y2K issues in their own systems on a timely basis; their failure to do so could have a material adverse impact on the Company.

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

PART II.    OTHER INFORMATION
Item 6.     Exhibits and Reports on Form 8-K

(a)         10.1    Ninth Amendment to Credit Agreement dated January 30, 1998
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

                                                    MOTHERS WORK, INC.

Date: February 13, 1998             By:            /s/ Dan W. Matthias
                                          --------------------------------------
                                                     Dan W. Matthias
                                                 Chief Executive Officer
                                                           And
                                                  Chairman of the Board

Date: February 13, 1998             By:             /s/ Thomas Frank
                                          --------------------------------------
                                                      Thomas Frank
                                                 Chief Financial Officer
                                                           And
                                                Vice President - Finance

                                  EXHIBIT INDEX

   Exhibit
     No.                             Description                      Page No.
--------------                     ----------------                  ----------


    10.1       Ninth Amendment to Credit Agreement dated January 30,
               1998 between the Company, its subsidiaries and
               CoreStates Bank                                           15

     11        Statement re: Computation of per share earnings           21

     27        Financial Data Schedule (schedule submitted in
               Electronic format only)                                   22