Form 10-Q
period 1998-03-31
MOTHERS WORK INC
filed 1998-05-14
CIK 896985

--------------------------------------------------------------------------------

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

|  X  |   Quarterly Report Pursuant to Section 13 of 15(d) of the Securities
          Exchange Act of 1934


For the quarterly period ended                March 31, 1998
                              --------------------------------------------------

                                       or


|    |    Transition Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934


For the transition period from                     to
                               --------------------  ---------------------------

Commission file number                        0-21196
                      ----------------------------------------------------------

                               Mothers Work, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                     133045573
-------------------------------------       ------------------------------------
    (State or other jurisdiction            (I.R.S. Employer Identification No.)
  of incorporation or organization)


456 North 5th Street, Philadelphia, Pennsylvania                 19123
--------------------------------------------------------------------------------
    (Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code        (215) 873-2200
                                                  ------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X     No
                                         ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                 Common Stock, $.01 par value - 3,571,213 shares
                        outstanding as of April 17, 1998
--------------------------------------------------------------------------------

                       MOTHERS WORK, INC. AND SUBSIDIARIES

                                      INDEX

                                                                            Page
                                                                            ----
PART I  - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

        Consolidated Balance Sheets                                          1
        Consolidated Statements of Operations                                2
        Consolidated Statements of Cash Flows                                3
        Notes to Consolidated Financial Statements                           4

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations                        7

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote for Security Holders                15

Item 6. Exhibits and Reports on Form 8-K                                    15

Exhibit Index                                                               17

                        MOTHERS WORK, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)

                                                                             September 30,          March 31,
                                    ASSETS                                        1997                1998
                                                                             -------------        ------------
CURRENT ASSETS:
       Cash and cash equivalents                                             $   1,665,760       $     614,081
       Receivables
           Trade                                                                 2,781,803           4,279,691
           Other                                                                   164,334             227,771
       Inventories                                                              63,812,590          66,723,107
       Deferred income taxes                                                     4,050,980           4,284,921
       Prepaid expenses and other                                                2,695,218           2,295,797
                                                                             -------------       -------------
                      Total current assets                                      75,170,685          78,425,368
                                                                             -------------       -------------

PROPERTY, PLANT AND EQUIPMENT, net                                              45,373,439          46,279,769
                                                                             -------------       -------------

OTHER ASSETS:
       Deferred income taxes                                                     7,235,600           8,272,143
       Goodwill, net                                                            38,752,184          37,634,152
       Other intangible assets, net                                              1,351,221           1,254,914
       Deferred financing costs, net                                             3,339,759           3,145,145
       Other assets                                                                494,632             801,322
                                                                             -------------       -------------
                      Total other assets                                        51,173,396          51,107,676
                                                                             -------------       -------------

                                                                             $ 171,717,520       $ 175,812,813
                                                                             =============       =============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
       Line of credit                                                        $  11,088,000       $  17,649,957
       Current portion of long-term debt                                           648,231             719,590
       Accounts payable                                                         17,264,704          15,000,732
       Accrued expenses                                                         14,087,057          14,294,012
                                                                             -------------       -------------
                      Total current liabilities                                 43,087,992          47,664,291
                                                                             -------------       -------------

LONG-TERM DEBT                                                                  96,375,620          96,600,164
                                                                             -------------       -------------

ACCRUED DIVIDENDS ON PREFERRED STOCK                                             2,228,700           2,812,808
                                                                             -------------       -------------

DEFERRED RENT                                                                    3,645,651           4,183,377
                                                                             -------------       -------------

COMMITMENTS AND CONTINGENCIES (NOTE 4)

STOCKHOLDERS' EQUITY:
       Series A Cumulative convertible preferred stock, $.01 par value,
           $280.4878 stated value, 2,000,000 shares authorized,
           41,000 shares issued and outstanding (liquidation value
           of $11,500,000)                                                      11,500,000          11,500,000
       Series B Junior participating preferred stock, $.01 par value
           10,000 shares authorized, none outstanding                                   -                   -
       Common stock, $.01 par value, 10,000,000 shares authorized,
           3,564,644 and 3,571,213 shares issued and outstanding                    35,646              35,712
       Additional paid-in capital                                               27,740,840          27,768,298
       Accumulated deficit                                                     (12,896,929)        (14,751,837)
                                                                             -------------       -------------
           Total stockholders' equity                                           26,379,557          24,552,173
                                                                             -------------       -------------
                                                                             $ 171,717,520       $ 175,812,813
                                                                             =============       =============


        The accompanying notes are an integral part of these statements.

                        MOTHERS WORK, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   Unaudited)

                                                            Three Months Ended                          Six Months Ended
                                                                 March 31,                                 March 31,
                                                    ---------------------------------         ----------------------------------
                                                        1997                  1998                 1997                 1998
                                                    ------------         ------------         -------------        -------------
NET SALES                                           $ 55,755,776         $ 67,760,866         $ 116,989,104        $ 145,157,742

COST OF GOODS SOLD                                    26,033,562           34,013,978            53,534,324           71,029,467
                                                    ------------         ------------         -------------        -------------

             Gross profit                             29,722,214           33,746,888            63,454,780           74,128,275

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES          31,857,766           34,517,982            61,046,665           69,567,854
RESTRUCTURING COSTS                                    5,617,094                    -             5,617,094                    -
                                                    ------------         ------------         -------------        -------------

             Operating income (loss)                  (7,752,646)            (771,094)           (3,208,979)           4,560,421

INTEREST EXPENSE, NET                                  3,240,093            3,560,518             6,572,231            7,101,705
                                                    ------------         ------------         -------------        -------------
             Loss before income taxes                (10,992,739)          (4,331,612)           (9,781,210)          (2,541,284)

INCOME TAX BENEFIT                                    (3,103,413)          (2,156,855)           (2,359,945)          (1,270,484)
                                                    ------------         ------------         -------------        -------------
NET LOSS                                              (7,889,326)          (2,174,757)           (7,421,265)          (1,270,800)

PREFERRED DIVIDENDS                                      299,767              292,054               544,142              584,108
                                                    ------------         ------------         -------------        -------------
NET LOSS AVAILABLE TO
      COMMON STOCKHOLDERS                           $ (8,189,093)        $ (2,466,811)         $ (7,965,407)        $ (1,854,908)
                                                    ============         ============          ============         ============

NET LOSS PER COMMON SHARE:
      BASIC AND DILUTED EPS                              $ (2.30)             $ (0.69)              $ (2.24)             $ (0.52)
                                                    ============         ============          ============         ============

WEIGHTED AVERAGE COMMON SHARES
      OUTSTANDING:
      BASIC AND DILUTED EPS                            3,563,342            3,570,662             3,561,306            3,567,653
                                                    ============         ============          ============         ============



        The accompanying notes are an integral part of these statements.

                        MOTHERS WORK, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                       Six Months Ended
                                                                                            March 31,
                                                                               ---------------------------------
                                                                                  1997                 1998
                                                                               -----------         -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                  $(7,421,265)         $(1,270,800)
     Adjustments to reconcile net loss to
       net cash provided by (used in) operating activities-
                  Depreciation and amortization                                  6,567,128            6,045,921
                  Non-cash portion of restructuring charges                      3,822,515                    -
                  Imputed interest on debt                                          56,730               64,344
                  Deferred tax benefit                                          (2,359,945)          (1,270,484)
                  Amortization of deferred financing costs                         212,021              212,573
                  Provision for deferred rent                                      546,188              537,726
     Changes in assets and liabilities, net of effects
       from purchase of businesses-
                  Decrease (increase) in--
                    Receivables                                                   (759,313)          (1,561,325)
                    Inventories                                                  5,591,251           (2,910,517)
                    Prepaid expenses and other                                    (327,630)              92,731
                  Increase in--
                    Accounts payable and accrued expense                         1,964,617            1,726,911
                    Other liabilities                                              544,142              584,108
                                                                               -----------          -----------
                       Net cash provided by operating activities                 8,436,439            2,251,188
                                                                               -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property, plant and equipment                                 (4,114,254)          (5,182,983)
     Increase in intangibles and other assets                                     (238,779)             (77,252)
                                                                               -----------          -----------
                       Net cash used in investing activities                    (4,353,033)          (5,260,235)
                                                                               -----------          -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase (decrease) in line of credit and cash overdrafts, net             (3,682,845)           2,193,921
     Repayments of long-term debt                                                 (209,869)            (246,118)
     Debt issuance costs                                                            (1,851)             (17,959)
     Proceeds from exercise of options                                                 410               27,524
                                                                               -----------          -----------
                       Net cash (used in) provided by financing activities      (3,894,155)           1,957,368
                                                                               -----------          -----------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               189,251           (1,051,679)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                   1,262,435            1,665,760
                                                                               -----------          -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $ 1,451,686          $   614,081
                                                                               ===========          ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during period for:

          Interest                                                             $ 6,377,276          $ 6,871,280
                                                                               ===========          ===========

          Income taxes                                                         $         -          $         -
                                                                               ===========          ===========


   The accompanying notes are an integral part of these financial statements.

                       MOTHERS WORK, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1998

                                   (Unaudited)

1. BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements are presented in accordance with the requirements for Form 10-Q and do not include all the disclosures required by generally accepted accounting principles for complete financial statements. In April 1998, the Company merged two of its subsidiaries, Mothers Work (R.E.), Inc. and The Page Boy Company, Inc., into Mothers Work, Inc. Reference should be made to the Form 10-K as of and for the year ended September 30, 1997 for Mothers Work, Inc. and subsidiaries (the "Company") for additional disclosures including a summary of the Company's accounting policies.

In the opinion of management, the consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the consolidated financial position of the Company for the periods presented. The interim operating results of the Company may not be indicative of operating results for the full year.

Capital lease obligations of $477,677 were incurred on equipment leases entered into during the first six months of fiscal 1998.


2. STOCK OPTIONS AND WARRANTS

During the six months ended March 31, 1998, 171,300 options were granted to certain officers, directors and employees for the purchase of the Company's common stock at prices at least equal to the fair market value on the date of grant.

3. EARNINGS PER SHARE (EPS)

In the first quarter of fiscal 1998 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share", which simplifies the EPS calculation by replacing primary EPS with basic EPS and fully diluted EPS with diluted EPS. Due to the Company's net losses, there is no difference between Basic EPS and Diluted EPS in the quarter and six months ended March 31, 1997 and 1998.

                       MOTHERS WORK, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1998

                                   (Unaudited)

                                -- (continued) --



4. LINE OF CREDIT

In April 1998, the Company replaced its existing $30 million Working Capital Facility with a new Working Capital Facility that expires in April 2001. The new Working Capital Facility increases the Company's borrowing capacity to $44 million, subject to limitations based upon eligible accounts receivable and inventory, and reduces interest by 125 basis points and 75 basis points for Base Rate borrowings and Adjusted LIBOR Rate borrowings, respectively. In addition to the $44 million available for borrowings and letters of credit, the Company also has an additional $4 million letter of credit to collateralize an Industrial Revenue Bond. Further, there are no financial covenant requirements unless the Aggregate Adjusted Availability, as defined, under the Working Capital Facility is less than $10 million. If Aggregate Adjusted Availability is less than $10 million, then the Company must achieve a Minimum Cash Flow, as defined in the agreement, of not less than zero. Consistent with the previous Working Capital Facility, the new Working Capital Facility is secured by substantially all of the Company's assets.

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

Accordingly, set forth below is certain summarized financial information (within the meaning of Section 1-02(bb) of Regulation S-X) for the Guarantors:

                                      September 30, 1997         March 31, 1998
                                      ------------------         -------------
    Current assets                      $   4,127,213             $  3,700,264
    Noncurrent assets                      80,125,458               81,342,659
    Current liabilities                     3,064,719                1,683,435
    Noncurrent liabilities                 52,539,740               48,567,703


                                      Six Months Ended          Six Months Ended
                                        March 31, 1997           March 31, 1998
                                        --------------           --------------
    Net sales                           $  23,818,443             $ 29,402,303
    Costs and expenses                     18,300,470               20,093,860
    Net income                              3,641,861                6,143,572

                       MOTHERS WORK, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1998

                                   (Unaudited)

                                -- (continued) --

This summarized financial information for the Guarantors has been prepared from the books and records maintained by the Guarantors and the Company. The summarized financial information may not necessarily be indicative of the results of operations or financial position had the Guarantors operated as independent entities. Certain intercompany sales included in the subsidiary records are eliminated in consolidation. The Guarantors receive all inventories from and transfer all cash to Mothers Work, Inc., who, in turn, pays all expenditures on behalf of the Guarantors. An amount due to/due from parent will exist at any time as a result of this activity. The summarized financial information includes the allocation of material amounts of expenses such as corporate services, administration, and taxes on income. The allocations are generally based on proportional amounts of sales or assets, and taxes on income are allocated consistent with the asset and liability approach used for consolidated financial statement purposes. Management believes these allocation methods are reasonable.

7. SUBSEQUENT EVENT

On May 10, 1998 the Company announced that it will restructure its Episode non-maternity bridge women's apparel business in an effort to eliminate the losses from that business. As an initial step in that restructuring, during the third quarter of fiscal 1998, the Company plans to close or convert to maternity stores, approximately 21 Episode store locations. The majority will be outlet store locations. Restructuring costs of $5.4 million will be recorded in the third quarter of fiscal 1998 and include approximately $2.0 million for the write-off of furniture, fixtures and leasehold improvements, $1.8 million for lease termination and other costs and $1.6 million for the write-down of certain finished goods inventory. These restructuring costs include an anticipated cash payment of approximately $1.8 million that will occur through the fourth quarter of fiscal 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The following tables set forth certain operating data as a percentage of sales and as a percentage change for the periods indicated:

                                                                                                % Period to Period
                                                Percentage of Net Sales                         Increase (Decrease)
                                       -------------------------------------------        -------------------------------
                                             Three                     Six
                                         Months Ended              Months Ended           Three Months       Six Months
                                           March 31,                 March 31,             March 1998         March 1998
                                      -------------------        -----------------             to                 to
                                       1997         1998         1997         1998          March 1997         March 1997
                                      ------       ------        -----       -----        -------------       ------------
Net sales                             100.0%        100.0%       100.0%      100.0%           21.5 %              24.1%
Cost of goods sold                     46.7          50.2         45.8        48.9            30.7                32.7
                                      -----         -----        -----       -----
        Gross profit                   53.3          49.8         54.2        51.1            13.5                16.8

Selling, general
  and administrative Expenses          57.1          50.9         52.1        48.0             8.4                14.0

Restructuring costs                    10.1           -            4.8           -
                                      -----         -----        -----       -----

     Operating income (loss)          (13.9)         (1.1)        (2.7)        3.1              NM                  NM

Interest expense, net                   5.8           5.3          5.7         4.9             9.9                 8.1
                                      -----         -----        -----       -----
Income (loss) before income taxes     (19.7)         (6.4)        (8.4)       (1.8)             NM                  NM

Income tax provision (benefit)         (5.6)         (3.2)        (2.1)       (0.9)             NM                  NM
                                      -----         -----        -----       -----
Net income (loss)                     (14.1)%        (3.2)%       (6.3)%      (0.9)%            NM                  NM
                                      =====         =====        =====       =====

NM - Not Meaningful.

The following table sets forth certain information representing growth in the number of leased departments and Company-owned stores for the periods indicated:

                                             Three            Three             Six              Six
                                             Months           Months           Months           Months
                                             Ended            Ended            Ended            Ended
                                           March 31,        March 31,        March 31,        March 31,
                                              1997             1998             1997             1998
                                          ---------         ---------        ---------        ---------
Beginning of period
  Stores                                     455               496              442              473
  Leased maternity departments                41               125               26              114
                                             ---               ---             ----            -----
Total                                        496               621              468              587
Opened:
  Stores                                      13                10               27               33
  Leased maternity departments                55                19               70               31
Closed:
  Stores                                      (3)               (7)              (4)              (7)
  Leased maternity departments                (1)              (14)              (1)             (15)
                                             ---              ----             ----              ---
End of period
  Stores                                     465               499              465              499
  Leased maternity departments                95               130               95              130
                                             ===              ====             ====              ===
Total                                        560               629              560              629
                                             ===              ====             ====              ===


Three Months Ended March 31, 1998 and 1997

Net Sales

Net sales in the second quarter of fiscal 1998 increased by $12.0 million or 21.5%, as compared to the second quarter of fiscal 1997. This increase consists of $4.6 million generated by a quarterly comparable store sales increases of 10.8% in the Company's core maternity clothing business (based on 394 stores), $1.3 million generated by an 18.8% quarterly comparable stores sales increase in the Company's non-maternity Episode store chains (based on 32 stores), a $3.3 million net increase due to other maternity store opening and closing activity, and a $2.8 million increase due to other Episode store opening activity. The Company believes that a portion of the comparable store sales increase in the maternity business is due to the consolidation announced in April 1997, and the Company does not expect that benefit to continue past the one-year anniversary. The Company had 629 locations, including 578 maternity clothing locations and 51 Episode(R) upscale "bridge" women's apparel stores at March 31, 1998 compared to 560 locations, including 527 maternity clothing locations and 33 Episode(R) upscale "bridge" women's apparel stores at March 31, 1997.


Gross Profit

Gross profit in the second quarter of fiscal 1998 increased $4.0 million or 13.5%, as compared to the second quarter of fiscal 1997. This increase was primarily generated by the increase in sales noted above. Gross profit as a percentage of net sales decreased to 49.8% in the second quarter of fiscal 1998 as compared to 53.3% in the comparable period of the prior year. The Company's core maternity business gross profit as a percent of sales decreased slightly in second quarter of fiscal 1998 as compared to the second quarter of fiscal 1997. In addition, the Company's Episode division gross profit as a percent of sales decreased approximately 27% in the second quarter of fiscal 1998 as compared to the second quarter of fiscal 1997. This decrease is due to the significant sell-off of fall merchandise in the second quarter of fiscal 1998. Also contributing to the overall decreased gross profit as a percent of sales is the increase of Motherhood and Episode sales as a percentage of overall sales. The continued growth of Motherhood sales as a percentage of overall sales has contributed to the decrease in gross profit percentage because Motherhood operates with a lower gross profit percentage as compared to the high-end maternity divisions. In addition, Episode sales have generated lower overall margins than the maternity sales due to the high degree of competition in high-end bridge women's apparel. The Company anticipates that its gross profit as a percentage of sales may decrease further as the aggregate sales from the Motherhood and Episode divisions increase as a percentage of gross sales.

Selling, General & Administrative Expenses

Selling, general and administrative expenses increased $2.7 million or 8.4% in the second quarter of fiscal 1998 as compared to the second quarter of fiscal 1997 and, as a percentage of net sales, decreased to 50.9% from 57.1% in the second quarter of fiscal 1997. The decrease as a percentage of sales was primarily due to the increase in net sales. The dollar increase in the second quarter of fiscal 1998, as compared to the second quarter of fiscal 1997, was primarily due to increases in store wages and benefits, rents and operating expenses at the store level, which accounted for $1.9 million, $0.9 million and $0.8 million of the increase, respectively. The increase in wages and benefits and rents at the store level resulted from the increased number of stores opened and the related staffing costs. In addition, higher corporate wages and royalty expense contributed to the increase in selling, general and administrative expenses in the second quarter of fiscal 1998 as compared to the second quarter of fiscal 1997. These expenses increased due to the continued expansion of operations as a result of new store rollouts. The aforementioned increase was partially offset by a decrease in advertising expense and depreciation and amortization of approximately $1.0 million and $0.5 million, respectively. Advertising expense decreased due to the elimination of certain programs and depreciation and amortization decreased during the second quarter of fiscal 1998 because during the second quarter of fiscal 1997 the Company recorded a charge of approximately $0.7 million, under Statement of Financial Accounting Standards No. 121, related to leasehold improvements and furniture and equipment at 14 store locations.

Restructuring Costs

Restructuring costs of $5.6 million, related to the restructuring of the Company's core maternity business were recorded in the second quarter of fiscal 1997. The restructuring costs consisted primarily of $2.6 for the write-off of furniture, fixtures and leasehold improvements, $1.7 million for lease termination and other costs and $1.3 million for the write-off of patterns, which have no future value.

Operating Loss

The operating loss in the second quarter of fiscal 1998 was $0.8 million compared to an operating loss of $7.8 million in the second quarter of fiscal 1997. Operating income in the second quarter of fiscal 1998, exclusive of Episode, was $3.9 million compared to operating income in the second quarter of fiscal 1997 of $2.7 million, exclusive of Episode, restructuring costs and other one time charges. Operating losses at the Episode division increased in the second quarter of fiscal 1998 compared to the second quarter of fiscal 1997. Due to the extremely competitive environment of upscale bridge women's clothing, and the fact that the selling, general and administrative costs of the Episode division as a percentage of sales are greater than the maternity division, the Company must substantially increase revenue at Episode in order to improve operating results. Since the Episode acquisition in June 1996, the Company has taken certain initiatives that have resulted in increased revenue at Episode, however these increases have not been substantial enough to improve operating results. As a consequence of the Episode losses, the Company announced in May that it will restructure its Episode non-maternity bridge women's apparel business in an effort to eliminate the losses from that business. As an initial step in that restructuring, during the third quarter of fiscal 1998, the Company plans to close or convert to maternity stores, approximately 21 Episode store locations. The majority will be outlet store locations. Restructuring costs of $5.4 million will be recorded in the third quarter of fiscal 1998 and include approximately $2.0 million for the write-off of furniture, fixtures and leasehold improvements, $1.8 million for lease termination and other costs and $1.6 million for the write-down of certain finished goods inventory. These restructuring costs include an anticipated cash payment of approximately $1.8 million that will occur through the fourth quarter of fiscal 1998. Although the Company continues to take steps to improve the Episode business, there can be no assurances that these steps will result in the increased revenue needed to support the Episode operations.

Interest Expense, Net

Net interest expense increased by $0.3 million or 9.9%, in the second quarter of fiscal 1998 compared with the second quarter of fiscal 1997, and as a percentage of sales, decreased to 5.3% from 5.8% in the second quarter of fiscal 1997. The dollar increase was primarily due to short-term borrowings under the line of credit agreement.

Income Taxes

The effective income tax rate was 49.8% in the second quarter of fiscal 1998 as compared to 28.2% in the second quarter of fiscal 1997. The change in the effective income tax rate was primarily due to the relationship of non-deductible goodwill amortization to income before income taxes.

Six Months Ended March 31, 1998 and 1997

Net Sales

Net sales in the first six months of fiscal 1998 increased by $28.2 million or 24.1%, as compared to the first six months of fiscal 1997. This increase was primarily due to sales of $10.7 million generated by Episode(R) America stores, acquired on June 1, 1996, $9.9 million generated by a year-to-date comparable store sales increase of 11.3% in its core maternity clothing business (based on 376 stores), and a $7.6 million net increase due to other maternity store and leased department opening and closing activity.

Gross Profit

Gross profit in the first six months of fiscal 1998 increased $10.7 million or 16.8%, as compared to the first six months of fiscal 1997. This increase was primarily generated by the increase in sales noted above. Gross profit as a percentage of net sales decreased to 51.1% in the first six months of fiscal 1998 as compared to 54.2% in the comparable period of the prior year. The Company's core maternity business gross profit as a percent of sales decreased slightly in first six months of fiscal 1998 as compared to the comparable period in fiscal 1997. In addition, the Company's Episode division gross profit as a percent of sales decreased approximately 10% in the first six months of fiscal 1998 as compared to the first six months of fiscal 1997. This decrease is due to the significant sell-off of fall merchandise in the second quarter of fiscal 1998. Also contributing to the overall decreased gross profit as a percent of sales is the increase of Motherhood and Episode sales as a percentage of overall sales. The continued growth of Motherhood sales as a percentage of overall sales has contributed to the decrease in gross profit percentage because Motherhood operates with a lower gross profit percentage as compared to the high-end maternity divisions. In addition, Episode sales have generated lower overall margins than the maternity sales due to the high degree of competition in high-end bridge women's apparel. The Company anticipates that its gross profit as a percentage of sales may decrease further as Motherhood becomes a more significant part of overall operations.

Selling, General & Administrative Expenses

Selling, general and administrative expenses increased by $8.5 million or 14.0% in the first six months of fiscal 1998 as compared to the first six months of fiscal 1997 and, as a percentage of net sales, decreased to 48.0% from 52.1% in the first six months of fiscal 1997. The decrease as a percentage of sales was primarily due to the increase in net sales. The dollar increase during the first six months of fiscal 1998 as compared to the first six months of fiscal 1997 was primarily due to increases in store wages and benefits, rents and operating expenses at the store level, which accounted for $4.9 million, $2.5 million and $1.3 million of the increase, respectively. The increase in wages and benefits and rents at the store level resulted from the increased number of stores opened and the related staffing costs. In addition, higher corporate wages and royalty expense contributed to the increase in selling, general and administrative expenses in the first six months of fiscal 1998 as compared to fiscal 1997. These expenses increased due to the continued expansion of operations as a result of new store rollouts. The aforementioned increase was partially offset by a decrease in advertising expense and depreciation and amortization of approximately $1.0 million and $0.5 million, respectively. Advertising expense decreased due to the elimination of certain programs and, depreciation and amortization decreased during the first six months of fiscal 1998 because during the first six months of fiscal 1997 the Company recorded a charge of approximately $1.0 million, under Statement of Financial Accounting Standards No. 121, related to leasehold improvements and furniture and equipment at 16 store locations.

Operating Income (Loss)

The operating income in the first six months of fiscal 1998 was $4.6 million compared to an operating loss of $3.2 million for the comparable period in fiscal 1997. Operating income in the first six months of fiscal 1998, exclusive of Episode, was $11.3 million compared to operating income in the comparable period of fiscal 1997 of $8.9, exclusive of Episode, restructuring costs and other one time charges. Operating losses at the Episode division increased in the first six months of fiscal 1998 compared to the first six months of fiscal 1997. Due to the extremely competitive environment of upscale bridge women's clothing, and the fact that the selling, general and administrative costs of the Episode division as a percentage of sales are greater than the maternity division, the Company must substantially increase revenue at Episode in order to improve operating results. Since the Episode acquisition in June 1996, the Company has taken certain initiatives that have resulted in increased revenue at Episode, however these increases have not been substantial enough to improve operating results. As a consequence of the Episode losses, the Company announced in May that it will restructure its Episode non-maternity bridge women's apparel business in an effort to eliminate the losses from that business. As an initial step in that restructuring, during the third quarter of fiscal 1998, the Company plans to close or convert to maternity stores, approximately 21 Episode store locations. The majority will be outlet store locations. Restructuring costs of $5.4 million will be recorded in the third quarter of fiscal 1998 and include approximately $2.0 million for the write-off of furniture, fixtures and leasehold improvements, $1.8 million for lease termination and other costs and $1.6 million for the write-down of certain finished goods inventory. These restructuring costs include an anticipated cash payment of approximately $1.8 million that will occur through the fourth quarter of fiscal 1998. Although the Company continues to take steps to improve the Episode business, there can be no assurances that these steps will result in the increased revenue needed to support the Episode operations.

Interest Expense, Net

Net interest expense increased by $0.5 million or 8.1% in the first six months of fiscal 1998 compared with the comparable period in fiscal 1997, and as a percentage of sales, decreased to 4.9% from 5.7% in the first six months of fiscal 1997. The dollar increase was primarily due to short-term borrowings under the line of credit agreement.

Income Taxes

The effective income tax rate was 50.0% in the first six months of fiscal 1998 as compared to 24.1% in the first six months of fiscal 1997. The change in the effective income tax rate was primarily due to the relationship of non-deductible goodwill amortization to income before income taxes.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash needs during the first six months ended March 31, 1998 have been primarily for furniture and fixtures and leasehold improvements required to increase the number of retail locations. The Company's cash sources for the first six months of fiscal 1998 have primarily been from operations and borrowings on its line of credit. At March 31, 1998 the Company had available cash and cash equivalents of $0.6 million, compared to $1.7 million at September 30, 1997.

Net cash provided by operating activities was $2.3 million in the first six months of fiscal 1998 compared with $8.4 million in the first six months of fiscal 1997. The net cash provided by operating activities in the first six months of fiscal 1998 includes cash provided by net income, including adjustments for non-cash items of $4.3 million, less cash consumed by working capital of $2.0 million. The cash consumed by working capital in the first six months of fiscal 1998 consisted of $4.5 million from an increase in inventories and receivables, partially offset by an increase in accounts payable and accrued expenses and other liabilities and a decrease in prepaid expenses and other assets. The net cash provided by working capital in the first six months of fiscal 1997 derives from cash provided by net income, after adjustments of non-cash items of $1.4 million, plus cash provided by working capital of $7.0 million. The cash provided by working capital in the first six months of fiscal 1997 consisted of $8.1 million from a decrease in inventories and an increase in accounts payable, accrued expenses and other liabilities, partially offset by an increase in receivables, prepaid expenses and other assets.

Net cash used in investing activities was $5.3 million in the six months ended March 31, 1998 compared with $4.4 million in the first six months of fiscal 1997. The cash used in investing activities for the first six months of fiscal 1998 included $4.5 million used for capital expenditures for new store facilities, primarily Motherhood and Episode, and improvements to existing stores, $0.7 million for other corporate capital expenditures and $0.1 million for intangible and other assets. This compares with investing activities for the first six months of fiscal 1997, which included $3.2 million used for capital expenditures for new store facilities and improvements to existing stores and $0.9 million for other corporate capital expenditures and $0.3 million for intangible and other assets.

Net cash provided by financing activities was $2.0 in the first six months of fiscal 1998 compared with net cash used in financing activities of $3.9 million in the first six months of fiscal 1997. The cash provided by financing activities in the first six months of fiscal 1998 resulted primarily from $2.2 million in net cash borrowings on the line of credit and cash overdraft activity offset by $0.2 million in repayment of long-term debt. This compares with $3.7 million of cash used to repay borrowings on the line of credit and cash overdraft activity plus $0.2 million in repayment of long-term debt during the first six months of fiscal 1997.

In April 1998, the Company replaced its existing $30 million Working Capital Facility with a new $44 million Working Capital Facility that expires in April 2001. In addition to the $44 million available for borrowings and letter of credit, the Company also has an additional $4 million letter of credit to collateralize an Industrial Revenue Bond. The new Working Capital Facility increases the Company's borrowing capacity, subject to limitations based upon eligible accounts receivable and inventory, and reduces interest by 125 basis points and 75 basis points for Base Rate borrowings and Adjusted LIBOR Rate borrowings, respectively. In addition, at such time as the monthly rolling twelve-month earnings before interest, taxes and depreciation and amortization reaches $30.0 million and remains at $30.0 million, interest will be reduced by 25 additional basis points under each borrowing. Further, contrary to the previous Working Capital Facility, there are no financial covenant requirements unless the Aggregate Adjusted Availability under the Working Capital Facility is less than $10 million. If Aggregate Adjusted Availability is less than $10 million, then the Company must achieve a Minimum Cash Flow, as defined in the agreement, of not less than zero. Consistent with the previous Working Capital Facility, the new Working Capital Facility is secured by substantially all of the Company's assets. On May 8, 1998, the Company had $21.6 million in borrowings and $ 7.0 million in letters of credit issued under the Working Capital Facility.

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

The Episode division has operated at a loss since the acquisition on June 1, 1996. The Company's strategy to broaden the product line at the Episode stores and to add several stores in major metropolitan areas, has resulted in increased revenue for the Episode division. However, revenue remains below management's expectations. In addition, gross profit as a percentage of sales has decreased and operating losses have increased when compared with the prior comparable period. In order for the Episode division to endure, significant changes are required. On May 10, 1998 the Company announced that its Board of Directors had instructed management to restructure it Episode non-maternity bridge women's apparel business to eliminate the losses from that business. During the third quarter of fiscal 1998, and as an initial step, the Company plans to close or convert to maternity stores, approximately 21 Episode store locations. Restructuring costs of $5.4 million will be recorded in the third quarter of fiscal 1998 and include approximately $2.0 million for the write-off of furniture, fixtures and leasehold improvements, $1.8 million for lease termination and other costs and $1.6 million for the write-down of certain finished goods inventory. These restructuring costs include an anticipated cash payment of approximately $1.8 million that will occur through the fourth quarter of fiscal 1998. Based on the expected remaining Episode operations, the Company must substantially increase revenues and gross profit percentage, and reduce costs at its remaining locations in order to be profitable at that division. The Company's management has limited experience in the bridge women's apparel business and the integration of Episode into the rest of the Company's operations has required substantial management time and other resources. In addition, the operations of a bridge women's fashion business are subject to numerous risks, unanticipated operating problems, and greater competition and fashion risk than the Company's core maternity business. Based on the foregoing factors, there can be no assurance that the Company's Episode operations will become profitable. Further, the Episode restructuring could result in additional indebtedness, which in turn could result in an increase in the degree of financial leverage of the Company and a decrease in the Company's financial flexibility. At March 31, 1998, the Episode assets consist primarily of inventory and furniture, equipment and leasehold improvements of approximately $13.7 million and $8.7 million, respectively. The Company also has lease commitments on Episode stores approximating $39.1 million payable through 2011.

The Company believes that its current cash and working capital positions, available borrowing capacity through the Working Capital Facility and net cash expected to be generated from operations will be sufficient to fund the Company's working capital requirements and required principal and interest payments for fiscal 1998. Based on the Company's fiscal 1998 expansion plan, the Company expects capital expenditures to be approximately $8.5 million, of which $5.2 million has been expended through March 31, 1998. These expenditures consist primarily of new Motherhood and Episode stores. There are currently no restrictions on the ability of the Guarantors to transfer funds to the Company in the form of cash dividends, loans or advances other than restrictions imposed by applicable law.

The Company has conducted a comprehensive review of its computer systems to identify applications that could be affected by the Year 2000("Y2K") issue and is developing an implementation plan to resolve the issue. Throughout fiscal 1998, the Company will assess its own internal computer systems and will contact third parties with which it interacts electronically in order to get an assessment of their Y2K issues. Based on preliminary results, the Company does not believe the Y2K issue on its internal computer systems will have a material adverse impact on operations. Notwithstanding the Company's efforts in this regard, there does exist the risk that the Y2K issue will manifest itself in unanticipated ways, thereby adversely affecting the Company's performance in the future. In addition, the Company cannot give assurance that the third parties with whom it does business will address any Y2K issues in their own systems on a timely basis; their failure to do so could have a material adverse impact on the Company.

              SAFE HARBOR STATEMENTS UNDER THE PRIVATE SECURITIES
                          LITIGATION REFORM ACT OF 1995

The Company cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in
Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Report or made from time to time by management of the Company involve risks and uncertainties, and are subject to change based on various important factors. The following factors, among others, in some cases have affected and in the future could affect the Company's financial performance and actual results and could cause actual results for fiscal 1998 and beyond to differ materially from those expressed or implied in any such forward-looking statements: changes in consumer spending patterns, raw material price increases, consumer preferences and overall economic conditions, the impact of competition and pricing, changes in weather patterns, availability of suitable store locations at appropriate terms, continued availability of capital and financing, ability to develop merchandise and ability to hire and train associates, changes in fertility and birth rates, political stability, currency and exchange risks and changes in existing or potential duties, tariffs or quotas, postal rate increases and charges, paper and printing costs, and other factors affecting the Company's business beyond the Company's control.

PART II.        OTHER INFORMATION

Item 4.         Submission of Matters to a Vote of Security Holders

                At the Company's Annual Meeting of Shareholders held on January 15, 1998, the shareholders of the Company elected three directors of the Company, ratified the appointment of Arthur Andersen LLP as the Company's independent auditors for the year ending September 30, 1998, and approved an amendment to the Company's Stock Option Plan to increase the number of shares reserved for issuance.

                Messrs. Dan W. Matthias, William L. Rulon-Miller and Elam M. Hitchner, were elected to serve as directors at the meeting. The voting results for Messrs. Matthias and Rulon-Miller were 2,354,903 shares in favor and 10,900 shares withheld. The voting results for Mr. Hitchner were 2,342,703 shares for and 23,100 shares withheld. The vote ratifying the appointment of Arthur Andersen LLP as independent auditors was 2,362,683 shares for, 1,900 shares against and 1,620 shares withheld. The vote to amend the Stock Option Plan was 1,625,240 shares for, 330,417 shares against and 11,760 shares withheld.

Item 6.         Exhibits and Reports on Form 8-K

         (a)    10.1   Loan and Security Agreement dated as of April 24, 1998
                       by and among, Mothers Work, Inc., Cave Springs, Inc. and
                       Fleet Capital Corporation.

                11     Statement re: Computation of per share earnings.

                27 Financial Data Schedule (schedule submitted in electronic format only)

                99     Press Release

         (b) Reports on Form 8-K.

                  None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            MOTHERS WORK, INC.

Date: May 14, 1998                          By: /s/ Dan W. Matthias
                                                --------------------------------
                                                        Dan W. Matthias
                                                    Chief Executive Officer
                                                             And
                                                     Chairman of the Board

Date: May 14, 1998                          By: /s/ Thomas Frank
                                                --------------------------------
                                                          Thomas Frank
                                                      Chief Financial Officer
                                                               And
                                                     Vice President - Finance

                                  EXHIBIT INDEX


Exhibit
  No.                         Description                               Page No.
------                        -----------                               --------

 10.1       Loan and Security Agreement dated as of April 24, 1998          1
            By and among Mothers Work, Inc., Cave Springs, Inc.,
            And Fleet Capital Corporation.


  11        Statement re: Computation of per share earnings.               70

  27        Financial Data Schedule (schedule submitted in
            Electronic format only).                                       71

  99        Press Release                                                  72