Form 10-Q
period 1998-06-30
MOTHERS WORK INC
filed 1998-08-10
CIK 896985

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

  /X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended                   June 30, 1998
                               -------------------------------------------------

                                       or


  / / Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934


For the transition period from                         to
                              ------------------------     ---------------------

Commission file number                         0-21196
                      ----------------------------------------------------------
                               Mothers Work, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                           Delaware                                           133045573
--------------------------------------------------------------   ------------------------------------
(State or other jurisdiction of incorporation or organization)    (I.R.S. Employer Identification No.)

       456 North 5th Street, Philadelphia, Pennsylvania                        19123
--------------------------------------------------------------   ----------------------------------
            (Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code        (215) 873-2200
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

--------------------------------------------------------------------------------
Common Stock, $.01 par value - 3,597,997 shares outstanding as of August 3, 1998
--------------------------------------------------------------------------------

                       MOTHERS WORK, INC. AND SUBSIDIARIES

                                      INDEX

                                                                            Page
                                                                            ----

PART I  - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

        Consolidated Balance Sheets                                            1
        Consolidated Statements of Operations                                  2
        Consolidated Statements of Cash Flows                                  3
        Notes to Consolidated Financial Statements                             4

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations                          7

PART II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds                             14

Item 6. Exhibits and Reports on Form 8-K                                      14

Exhibit Index                                                                 16

                       MOTHERS WORK, INC. & SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                  (Unaudited)

                                                                September 30,            June 30,
ASSETS                                                              1997                  1998
                                                                -------------         -------------
CURRENT ASSETS:
Cash and cash equivalents                                       $   1,665,760         $     660,862
Receivables
  Trade                                                             2,781,803             4,515,170
  Other                                                               164,334               153,345
Inventories                                                        63,812,590            70,864,597
Deferred income taxes                                               4,050,980             4,284,921
Prepaid expenses and other                                          2,695,218             2,420,460
                                                                -------------         -------------
                       Total current assets                        75,170,685            82,899,355
                                                                -------------         -------------
PROPERTY, PLANT AND EQUIPMENT, net                                 45,373,439            43,210,122
                                                                -------------         -------------
OTHER ASSETS:
  Deferred income taxes                                             7,235,600             9,448,455
  Goodwill, net                                                    38,752,184            37,078,922
  Other intangible assets, net                                      1,351,221             1,216,701
  Deferred financing costs, net                                     3,339,759             3,085,934
  Other assets                                                        494,632               965,697
                                                                -------------         -------------
                        Total other assets                         51,173,396            51,795,709
                                                                -------------         -------------
                                                                $ 171,717,520         $ 177,905,186
                                                                =============         =============


                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Line of Credit                                                $  11,088,000         $  22,367,561
  Current portion of long-term debt                                   648,231               459,416
  Accounts payable                                                 17,264,704            10,228,710
  Accrued expenses                                                 14,087,057            19,849,457
                                                                -------------         -------------
                 Total current liabilities                         43,087,992            52,905,144
                                                                -------------         -------------
LONG TERM DEBT                                                     96,375,620            96,546,226
                                                               -------------         -------------
ACCRUED DIVIDENDS ON PREFERRED STOCK                                2,228,700             3,104,862
                                                                -------------         -------------
DEFERRED RENT                                                       3,645,651             4,400,386
                                                                -------------         -------------

COMMITMENTS AND CONTINGENCIES (NOTE 5)

STOCKHOLDERS' EQUITY:
  Series A Cumulative convertible preferred
    stock, $.01 par value, $280.4878 stated value,
    2,000,000 shares authorized, 41,000 shares
    issued and outstanding
    (liquidation value of $11,500,000)                             11,500,000            11,500,000
  Series B Junior participating preferred stock,
    $.01 par value 10,000 shares authorized in 1996,
    none outstanding                                                       --                    --
  Common stock, $.01 par value, 10,000,000 shares authorized,
    3,559,277 and 3,564,644 shares issued and outstanding              35,646                35,980
  Additional paid-in capital                                       27,740,840            27,995,694
  Accumulated deficit                                             (12,896,929)          (18,583,106)
                                                                -------------         -------------
Total stockholders' equity                                         26,379,557            20,948,568
                                                                -------------         -------------
                                                                $ 171,717,520         $ 177,905,186
                                                                =============         =============

The accompanying notes are an integral part of these statements.

                        MOTHERS WORK, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                       Three Months Ended                 Nine Months Ended
                                                            June 30,                           June 30,
                                               -------------------------------    --------------------------------
                                                     1997             1998              1997             1998
                                                     ----             ----              ----             ----
NET SALES                                       $  64,232,626    $  79,891,555     $ 181,221,730     $ 225,049,297

COST OF GOODS SOLD                                 28.317,716       41,556,130        81,852,040       112,585,597
                                                -------------    -------------     -------------     -------------
        Gross profit                               35,914,910       38,335,425        99,369,690       112,463,700

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES       31,629,614       35,024,423        92,676,279       104,592,277
RESTRUCTURING COSTS                                       --         3,788,832         5,617,094         3,788,832
                                                -------------    -------------     -------------     -------------

        Operating income (loss)                     4,285,296         (477,830)        1,076,317         4,082,591

INTEREST EXPENSE, NET                               3,247,281        4,236,115         9,819,512        11,337,820
                                                -------------    -------------     -------------     -------------
        Income (loss) before income taxes           1,038,015       (4,713,945)       (8,743,195)       (7,255,229)

INCOME TAX EXPENSE (BENEFIT)                          105,000       (1,174,732)       (2,254,945)       (2,445,216)
                                                -------------    -------------     -------------     -------------
NET INCOME (LOSS)                                     933,015       (3,539,213)       (6,488,250)       (4,810,013)

PREFERRED DIVIDENDS                                   272,071          292,054           816,213           876,162
                                                -------------    -------------     -------------     -------------
NET INCOME (LOSS) AVAILABLE TO
    COMMON STOCKHOLDERS                         $     660,944    $  (3,831,267)    $  (7,304,463)    $  (5,686,175)
                                                =============    =============     =============     =============

NET INCOME (LOSS) PER COMMON SHARE:
    BASIC                                       $        0.19    $       (1.07)    $       (2.05)    $       (1.59)
                                                =============    =============     =============     =============
    DILUTED EPS                                 $        0.18    $       (1.07)    $       (2.05)    $       (1.59)
                                                =============    =============     =============     =============
WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING:

    BASIC                                           3,564,644        3,575,039         3,562,419         3,567,653
                                                =============    =============     =============     =============
    DILUTED EPS                                     3,704,572        3,575,039         3,562,419         3,567,653
                                                =============    =============     =============     =============

        The accompanying notes are an integral part of these statements.

                        MOTHERS WORK, INC. & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                    Nine Months Ended
                                                                                          June 30,
                                                                             -----------------------------
                                                                                  1997             1998
                                                                                  ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                   $ (6,488,250)    $ (4,810,015)
  Adjustments to reconcile net loss to
    net cash provided by (used in) operating activities-
       Depreciation and amortization                                            9,311,896        9,209,714
       Stock issuance charged to interest expense                                    --            227,664
       Non-cash portion of restructuring charges                                3,822,515        2,036,832
       Imputed interest on debt                                                    56,730           97,881
       Deferred tax expense (benefit)                                          (2,254,945)      (2,446,797)
       Amortization of deferred financing costs                                   313,475          310,430
       Provision for deferred rent                                                703,798          754,735

  Changes in assets and liabilities-
       Decrease (increase) in--
        Receivables                                                               (18,008)      (1,722,378)
        Inventories                                                             1,742,372       (7,052,007)
        Prepaid expenses and other                                               (745,280)        (196,307)
       Increase (decrease) in--
        Accounts payable and accrued expense                                    5,555,062       (2,636,288)
        Other liabilities                                                         816,213          876,162
                                                                             ------------     ------------
          Net cash provided by (used in) operating activities                  12,815,578       (5,350,374)
                                                                             ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                                   (7,886,256)      (6,692,073)
  Increase in intangibles and other assets                                       (339,926)        (105,698)
                                                                             ------------     ------------
          Net cash used in investing activities                                (8,226,182)      (6,797,771)
                                                                             ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in line of credit and cash overdrafts, net               (4,087,212)      11,766,093
  Repayments of long-term debt                                                   (279,605)        (593,767)
  Debt issuance costs                                                              (1,851)         (56,604)
  Proceeds from exercise of options                                                   410           27,524
                                                                             ------------     ------------
          Net cash provided by (used in) financing activities                  (4,368,258)      11,143,246
                                                                             ------------     ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              221,138       (1,004,899)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  1,262,435        1,665,760
                                                                             ------------     ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $  1,483,573     $    660,861
                                                                             ============     ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

     Cash paid for interest                                                  $  6,583,591     $  7,937,748
                                                                             ============     ============
     Cash paid for income taxes                                              $        --      $        --
                                                                             ============     ============
     Capital lease obligations incurred                                      $        --      $    477,677
                                                                             ============     ============


   The accompanying notes are an integral part of these financial statements.

                       MOTHERS WORK, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998

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

2. STOCK OPTIONS AND WARRANTS

During the nine months ended June 30, 1998, 173,300 options were granted to certain officers, directors and employees for the purchase of the Company's common stock at prices at least equal to the fair market value on the date of grant.

3. EARNINGS PER SHARE (EPS)

In the first quarter of fiscal 1998 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share", which simplifies the EPS calculation by replacing primary EPS with basic EPS and fully diluted EPS with diluted EPS. Due to the Company's net losses, there is no difference between Basic EPS and Diluted EPS for the quarter ended June 30, 1998 and for the nine months ended June 30, 1997 and 1998.

4. LINE OF CREDIT

In April 1998, the Company replaced its existing $30 million Working Capital Facility with a new Working Capital Facility that expires in April 2001. The new Working Capital Facility increases the Company's borrowing capacity to $44 million, subject to limitations based upon eligible accounts receivable and inventory, and carries interest rates of the Base Rate plus 25 basis points or LIBOR plus 225 basis points. In addition to the $44 million available for borrowings and letters of credit, the Company also has an additional $4 million letter of credit to collateralize an Industrial Revenue Bond. Further, there are no financial covenant requirements unless the Aggregate Adjusted Availability, as defined, under the Working Capital Facility is less than $10 million. If Aggregate Adjusted Availability is less than $10 million, then the Company must achieve a Minimum Cash Flow, as defined, of not less than zero. Consistent with the previous Working Capital Facility, the new Working Capital Facility is secured by substantially all of the Company's assets.

                       MOTHERS WORK, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1998

                                   (Unaudited)

                                -- (continued) --


5. RESTRUCTURING COSTS AND OTHER UNUSUAL CHARGES

In May 1998 the Company announced a restructuring of its Episode(R) non-maternity bridge women's apparel business to eliminate the losses from that business. As an initial step in this process, the company will close or convert to maternity approximately 21 Episode retail locations by September 30, 1998. The majority of these 21 locations will be outlet center locations. As of August 3, 1998, 14 locations remain to be closed or converted, and there are 30 other locations remaining. In connection with these store closings and related actions, the Company recorded a charge in the third fiscal quarter of $7.4 million, the cash portion of which is approximately $1.8 million to be paid out through the fourth quarter of fiscal 1998. This charge was allocated as $3.8 million for store closing costs and leasehold terminations and $3.6 million for the write-down of certain finished goods inventory, which is included in cost of goods sold.

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

                       MOTHERS WORK, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1998

                                   (Unaudited)

                                -- (continued) --
7. SUBSIDIARY GUARANTORS

Pursuant to the terms of an indenture relating to the 12 5/8% Senior Unsecured Exchange Notes due 2005, Cave Springs, Inc, a direct subsidiary of Mothers Work, Inc., (the "Guarantor") has, jointly and severally, unconditionally guaranteed the obligations of Mothers Work, Inc. with respect to the Notes. Effective April 22, 1998, the Page Boy Company, Inc. and Mothers Work (R.E.), Inc., the former Guarantors, merged with Mothers Work, Inc. There are no restrictions on the ability of the Guarantor to transfer funds to Mothers Work, Inc. in the form of loans, advances, or dividends, except as provided by applicable law.

Accordingly, set forth below is certain summarized financial information (within the meaning of Section 1-02(bb) of Regulation S-X) for the Guarantor and the former Guarantors (as applicable):

                                          September 30, 1997       June 30, 1998
                                           ------------------      -------------
        Current assets                          $  4,127,213       $       2,835
        Noncurrent assets                         80,125,458          42,925,876
        Current liabilities                        3,064,719                   -
        Noncurrent liabilities                    52,539,740           1,328,793


                                           Nine Months Ended   Nine Months Ended
                                               June 30, 1997       June 30, 1998
                                           -----------------       -------------
        Net sales                               $ 35,756,289       $   9,536,504
        Costs and expenses                        27,237,568               2,724
        Net income                                 5,622,356           6,292,295

This summarized financial information for the Guarantor and the former Guarantors has been prepared from the books and records maintained by the Guarantor and the Company. The summarized financial information may not necessarily be indicative of the results of operations or financial position had the Guarantor operated as independent entities. Certain intercompany sales included in the subsidiary records are eliminated in consolidation. The subsidiary guarantor receives all inventory and administrative support from and transfer all cash to Mothers Work, Inc., who, in turn, pays all expenditures on behalf of the Guarantor. An amount due to/due from parent will exist at any time as a result of this activity. The summarized financial information includes the allocation of material amounts of expenses such as corporate services, administration, and taxes on income. The allocations are generally based on proportional amounts of sales or assets, and taxes on income are allocated consistent with the asset and liability approach used for consolidated financial statement purposes. Management believes these allocation methods are reasonable.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The following tables set forth certain operating data as a percentage of sales and as a percentage change for the periods indicated:

                                                                                                  % Period to Period
                                                                                                        Increase
                                                Percentage of Net Sales                   -------------------------------------
                                   ---------------------------------------------------     Three Months        Nine Months
                                            Three                      Nine                    Ended              Ended
                                        Months Ended               Months Ended               June 30,           June 30,
                                          June 30,                   June 30,                  1998               1998
                                   ------------------------  -------------------------      Compared to        Compared to
                                      1997         1998          1997         1998              1997               1997
                                   -----------  -----------  ------------- -----------    ---------------------------------------
Net sales                             100.0%        100.0%        100.0%       100.0%          24.4%              24.2%
Cost of goods sold                     44.1          52.0          45.2         50.0           46.7               37.5
                                     -------      --------     ---------     --------

        Gross profit                   55.9          48.0          54.8         50.0            6.7               13.2

Selling, general
     and administrative
     expenses                          49.2          43.9          51.1         46.5           10.7               12.9

Restructuring costs                    -              4.7           3.1          1.7            NM                NM
                                     ------       -------       -------       ------
        Operating income                6.7          (0.6)          0.6          1.8            NM                NM

Interest expense, net                   5.1           5.3           5.4          5.0           30.5               15.5
                                     ------       -------       -------       ------

Income (loss) before
     income taxes                       1.6          (5.9)         (4.8)        (3.2)           NM                17.0

Income tax provision
 (benefit)                              0.1          (1.5)         (1.2)        (1.1)           NM                 8.4
                                     ------       -------       -------       ------

Net income (loss)                       1.5%         (4.4)%        (3.6)%       (2.1)%          NM                25.9%
                                     ======       =======       =======       ======


NM - Not Meaningful.

The following table sets forth certain information representing growth in the number of leased departments and Company-owned stores for the periods indicated:


                                           Three            Three           Nine         Nine
                                           Months           Months          Months       Months
                                           Ended            Ended           Ended        Ended
                                          June 30,         June 30,        June 30,     June 30,
                                            1997             1998            1997         1998
                                          --------         --------        --------     --------
Beginning of period
  Stores                                      465              499             442         473
  Leased maternity departments                 95              130              26         114
                                              ---              ---             ---         ---
Total                                         560              629             468         587
Acquired stores                                 -                                -
Opened:
  Stores                                       14                4              41          37
  Leased maternity departments                  -                1              70          32
Closed:
  Stores                                      (18)              (8)            (22)        (15)
  Leased maternity departments                 (1)              (6)             (2)        (21)
                                              ---              ---             ---         ---
End of period
  Stores                                      461              495             461         495
  Leased maternity departments                 94              125              94         125
                                              ---              ---             ---         ---
Total                                         555              620             555         620
                                              ===              ===             ===         ===


Three Months Ended June 30, 1998 and 1997

Net Sales

Net sales in the third quarter of fiscal 1998 increased by $15.7 million or 24.4%, as compared to the third quarter of fiscal 1997. This increase was primarily due to increased sales of $3.8 million generated by Episode America stores, $8.0 million generated by a quarterly comparable store sales increase of 16.5% in the Company's core maternity clothing business (based on 444 stores), and a $3.9 million net increase due to other store and leased department opening and closing activity. The Company had 620 locations, including 574 maternity clothing locations and 46 Episode(R) upscale "bridge" women's apparel stores at June 30, 1998 compared to 555 locations, including 517 maternity clothing locations and 38 Episode(R) upscale "bridge" women's apparel stores at June 30, 1997.

Gross Profit

Gross profit in the third quarter of fiscal 1998 increased by $2.4 million or 6.7%, as compared to the third quarter of fiscal 1997. This increase was primarily generated by the increase in sales noted above. Gross profit as a percentage of net sales decreased to 48.0% in the third quarter of fiscal 1998 as compared to 55.9% in the comparable period of the prior year. This decrease was primarily due to $3.6 million charge to write-down inventory related to the Company's restructuring of the Episode division. Also contributing to the overall decreased gross profit as a percent of sales is the increase of Motherhood and Episode sales as a percentage of overall sales. The continued growth of Motherhood sales as a percentage of overall sales has contributed to the decrease in gross profit percentage because Motherhood operates with a lower gross profit percentage as compared to the high-end maternity divisions. The Company anticipates that its gross profit as a percentage of sales may decrease further as the aggregate sales from the Motherhood division increases as a percentage of gross sales. In addition, Episode sales have generated lower overall margins than the maternity sales due to the high degree of competition in high-end bridge women's apparel.

Selling, General & Administrative Expenses

Selling, general and administrative expenses increased by $3.4 million or 10.7% in the third quarter of fiscal 1998 as compared to the third quarter of fiscal 1997 and, as a percentage of net sales, decreased to 43.9% from 49.2% in the third quarter of fiscal 1997. The decrease as a percentage of sales was primarily due to the increase in net sales. The dollar increase in the third quarter of fiscal 1998, as compared to the third quarter of fiscal 1997, was primarily due to increases in store wages and benefits, rents and operating expenses at the store level, which accounted for $1.8 million, $0.8 million and $0.6 million of the increase, respectively. The increase in wages and benefits and rents at the store level resulted from the increased number of stores opened and the related staffing costs. In addition, higher corporate wages and royalty expense contributed to the increase in selling, general and administrative expenses in the third quarter of fiscal 1998 as compared to the third quarter of fiscal 1997. These expenses increased due to the continued expansion of operations as a result of new store rollouts.

Restructuring Costs

In May 1998 the Company announced the restructuring of its Episode(R) non-maternity bridge women's apparel business to eliminate the losses from that business. As an initial step in this process, the company will close or convert to maternity approximately 21 Episode retail locations by September 30, 1998, which will primarily be outlet center locations. As of August 3, 1998, 14 locations remain to be closed or converted. In connection with these store closings and related actions, the Company recorded a restructuring charge of $3.8 million in the third quarter of fiscal 1998, the cash portion of which is approximately $1.8 million to be paid out through the fourth quarter of fiscal 1998. In the third of fiscal 1998, the Company also recorded a $3.6 million charge to cost of goods sold related to the Episode restructuring.

Operating Loss

The operating loss in the third quarter of fiscal 1998 was $0.5 million compared to $4.3 million operating income in the third quarter of fiscal 1997. The loss was primarily a result of the $7.4 million ($3.6 million to cost of goods sold and $3.8 million as restructuring costs) in charges taken related to the Episode restructuring. Operating income for the third quarter of fiscal 1998 for the Company and exclusive of restructuring and other unusual charges increased to $6.9 from $4.6 million for the comparable period in the prior year. Operating income for the third quarter of fiscal 1998 for the core maternity business increased when compared to the same period in the prior year and as a percentage of sales it has increased primarily as a result of the growth of net sales. The Episode stores had negative operating income in the third quarter of fiscal 1998 and 1997. In general, the Episode stores have higher selling, general and administrative expenses, than the maternity stores.

Interest Expense, Net

Net interest expense increased by $1.0 million in the third quarter of fiscal 1998 compared with the third quarter of fiscal 1997, and as a percentage of sales, increased from 5.1% to 5.3%. The dollar increase was primarily due to $0.5 million in fees paid in conjunction with obtaining the consent of certain bondholders to increase the working capital facility and $0.1 million of prepaid charges related to the replacement of the existing bank. In addition the Company had increased short-term borrowings under the line of credit agreement.

Income Taxes

The effective income tax rate was 24.9% in the third quarter of fiscal 1998 as compared to 10.1% in the third quarter of fiscal 1997. The change in the effective income tax rate was primarily due to the impact of non-deductible amortization of goodwill relative to income before income taxes and the impact of the restructuring and unusual costs discussed above.


Nine Months Ended June 30, 1998 and 1997


Net Sales

Net sales in the first nine months of fiscal 1998 increased by $43.8 million or 24.2%, as compared to the first nine months of fiscal 1997. This increase was primarily due to increased sales of $14.5 million generated by Episode America stores, $17.9 million generated by a year-to-date comparable store sales increase of 13.6% in its core maternity clothing business (based on 376 stores), and a $11.4 million net increase due to other store and leased department opening and closing activity.

Gross Profit

Gross profit in the first nine months of fiscal 1998 increased $13.1 million or 13.2%, as compared to the first nine months of fiscal 1997. This increase was primarily generated by the increase in sales and was partially offset by the $3.6 million charge in the third fiscal quarter related to the Episode restructuring noted above. Gross profit as a percentage of net sales decreased to 50.0% in the first nine months of fiscal 1998 as compared to 54.8% in the comparable period of the prior year. The continued growth of the Motherhood Maternity sales as a percentage of overall maternity sales has contributed to the decrease in gross profit as a percentage of sales because Motherhood operates with a lower gross margin percentage than the upscale maternity divisions. Further, the Episode sales have generated overall lower margins than the maternity sales, due to the high degree of competition in upscale bridge women's apparel. The Company anticipates that its gross profit as a percentage of sales may decrease further as the aggregate sales from the Motherhood increases as a percentage of sales.

Selling, General & Administrative Expenses

Selling, general and administrative expenses increased by $11.9 million or 12.9% in the first nine months of fiscal 1998 as compared to the first nine months of fiscal 1997 and, as a percentage of net sales, decreased to 46.5% from 51.1%. The decrease as a percentage of sales was primarily due to increased net sales. The dollar increase during the first nine months of fiscal 1998 as compared to the first nine months of fiscal 1997 was primarily due to increases in wages and benefits, store rents, and operating expenses at the store level, which accounted for $6.7 million, $3.3 million and $1.9 million of the increase, respectively. The increases in wages and benefits, rents and operating expenses at the store level were due to the increase in the number of stores opened and additional employees required to operate these stores.


Restructuring Costs

In May 1998 the Company announced the restructuring of its Episode(R) non-maternity bridge women's apparel business to eliminate the losses from that business. As an initial step in this process, the company will close or convert to maternity approximately 21 Episode retail locations by September 30, 1998, which will primarily be outlet center locations. As of August 3, 1998, 14 locations remain to be closed or converted. In connection with these store closings and related actions, the Company recorded a restructuring charge of

$3.8 million in the third fiscal quarter in 1998, the cash portion of which is approximately $1.8 million to be paid out through the fourth quarter of fiscal 1998. In the third of fiscal 1998, the Company also recorded a $3.6 million charge to cost of goods sold related to the Episode restructuring.

Operating Income

The operating income in the first nine months of fiscal 1998 was $4.1 million compared to operating income of $1.1 million for the comparable period in fiscal 1997 and, as a percentage of net sales, increased from 0.6% to 1.8%. The first nine months of fiscal 1998 was impacted by a charge of $7.4 million ($3.6 million charged to cost of goods sold and $3.8 million charged to restructuring costs) related to restructuring costs and other unusual charges for restructuring the Company's Episode division. Operating income for the first nine months of fiscal 1998 for the Company exclusive of restructuring and other unusual charges increased to $11.5 from $8.9 million for the comparable period in the prior year, and also increased as a percentage of sales. Operating income both in dollars and as a percentage of sales for the first nine months of fiscal 1998 for the core maternity business increased when compared to the same period in the prior year. The increase in operating income as a percentage of sales is a result of the growth of comparable store revenues, and the decrease in S,G&A expense as a percentage of sales partially offset by the decrease in cost of goods sold as a percentage of sales as discussed above.

Interest Expense, Net

Net interest expense increased by $1.5 million in the first nine months of fiscal 1998 compared with the comparable period in fiscal 1997, and as a percentage of sales, decreased from 5.4% to 5.0%. The dollar increase was primarily due to increased short-term borrowings under the line of credit agreement and the one time charges related to the consent obtained from certain bondholders discussed in the third quarter information above.

Income Taxes

The effective income tax rate was 33.7% in the first nine months of fiscal 1998 as compared to 25.8% in the first nine months of fiscal 1997. The change in the effective income tax rate was primarily due to the impact of non-deductible amortization of goodwill relative to income before income taxes and the impact of the restructuring and unusual costs discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash needs during the first nine months ended June 30, 1998 have been primarily for inventory which increased by $7.1 million and the purchase of furniture and fixtures and leasehold improvements which was $6.7 million. The Company's cash sources for the first nine months of fiscal 1998 have primarily been from borrowings on its line of credit, which were $11.8 million. At June 30, 1998 the Company had available cash and cash equivalents of $0.7 million, compared with $1.7 million at September 30, 1997.

Net cash consumed by operating activities was $5.4 million in the first nine months of fiscal 1998 compared with net cash provided by operating activities of $12.8 million in the first nine months of fiscal 1997. The cash used in operating activities in the nine months ended June 30, 1998 included cash provided by a net loss, after adjustments for non-cash items, of $5.4 million, offset by cash consumed by working capital of $10.8 million. The cash consumed by working capital consists of $9.0 million resulting from an increase in inventories, accounts receivable, prepaid expenses and other assets and $2.7 million due to a decrease in accounts payable and accrued expenses, partially offset by an increase in other liabilities of $0.9 million. This compares with cash provided by net income, after adjustments for non-cash items, of $5.5 million, plus cash provided by working capital of $7.3 million during the first nine months of fiscal 1997. The cash provided by working capital in the first nine months of fiscal 1997 consisted of $7.4 million to increase accounts payable, accrued expenses and other liabilities, and a decrease in inventories partially offset by an increase in receivables and prepaid expenses and other assets.

Net cash used in investing activities was $6.8 million in the nine months ended June 30, 1998 compared with $8.2 million in the nine months ended June 30, 1997. The cash used in investing activities for the first nine months of fiscal 1998 included $5.5 million used for capital expenditures for new store facilities and improvements to existing stores, $1.2 million for other corporate capital expenditures and $0.1 million for intangible and other assets. This compares with $6.5 million used for capital expenditures for new store facilities and improvements to existing stores and $1.4 million for other corporate capital expenditures and $0.3 million for intangible and other assets.

Net cash provided by financing activities was $11.1 million in the first nine months of the fiscal year compared with net cash used in financing activities of $4.4 million in the first nine months of fiscal 1997. The cash provided by financing activities in the first nine months of fiscal 1998 resulted primarily from $11.8 million in net cash borrowings on the line of credit and cash overdraft activity offset by $0.7 million in repayment of long-term debt. This compares with $4.1 million of cash used to repay borrowings on the line of credit and cash overdraft activity plus $0.3 million in repayment of long-term debt during the first nine months of fiscal 1997.

The Episode division has operated at a loss since the acquisition on June 1, 1996. Revenue remains below management's expectations. In addition, gross profit as a percentage of sales has decreased and operating losses have increased when compared with the prior comparable period. In May 1998, the Company announced the restructuring of this division.

If the Company is to be successful in eliminating the losses in the remaining Episode operations, significant changes are required. The Company must substantially increase revenues and gross profit percentage, and reduce costs at its remaining locations in order to be profitable at that division. Moreover, the operations of a bridge women's fashion business are subject to numerous risks, unanticipated operating problems, and greater competition and fashion risk than the Company's core maternity business. Based on the foregoing factors, there can be no assurance that the Company's remaining Episode operations will become profitable. Further, the Episode restructuring could result in additional indebtedness, which in turn could result in an increase in the degree of financial leverage of the Company and a decrease in the Company's financial flexibility. At June 30, 1998, the Episode assets consist primarily of inventory and furniture, equipment and leasehold improvements of approximately $7.6 million and $6.4 million, respectively. The Company also has lease commitments on Episode stores approximating $36.7 million payable through 2011.

In May 1998 the Company announced the restructuring of its Episode(R) non-maternity bridge women's apparel business to eliminate the losses from that business. As an initial step in this process, the company will close or convert to maternity approximately 21 Episode retail locations by September 30, 1998. The majority will be outlet center locations. In connection with these store closings and related actions, the Company recorded a charge in the third fiscal quarter of $7.4 million, the cash portion of which is approximately $1.8 million to be paid out through the fourth quarter of fiscal 1998. Restructuring costs of $7.4 million include approximately $2.0 million for the write-off of furniture, fixtures and leasehold improvements, $1.8 million for lease termination and other costs and $3.6 million for the write-down of certain finished goods inventory.

In April 1998, the Company replaced its existing $30 million Working Capital Facility with a new $44 million Working Capital Facility that expires in April 2001. In addition to the $44 million available for borrowings and letter of credit, the Company also has an additional $4 million letter of credit to collateralize an Industrial Revenue Bond which supports the Company's building mortgage. The new Working Capital Facility increased the Company's borrowing capacity, subject to limitations based upon eligible accounts receivable and inventory, and reduces interest by 125 basis points and 75 basis points for Base Rate borrowings and Adjusted LIBOR Rate borrowings, respectively. In addition, at such time as the monthly rolling twelve-month earnings before interest, taxes and depreciation and amortization reaches $30.0 million and remains at $30.0 million, interest will be reduced by 25 additional basis points under each borrowing. Further, contrary to the previous Working Capital Facility, there are no financial covenant requirements unless the Aggregate Adjusted Availability under the Working Capital Facility is less than $10 million. If Aggregate Adjusted Availability is less than $10 million, then the Company must achieve a Minimum Cash Flow, as defined in the agreement, of not less than zero. Consistent with the previous Working Capital Facility, the new Working Capital Facility is secured by substantially all of the Company's assets. On August 3, 1998, after the semi-annual interest payment of $5.8 million, the Company had $27.7 million in borrowings and $7.6 million in letters of credit issued under the Working Capital Facility.

The Company believes that its current cash and working capital positions, available borrowing capacity through the Working Capital Facility and net cash expected to be generated from operations will be sufficient to fund the Company's working capital requirements and required principal and interest payments for fiscal 1998. The Company expects remaining fiscal 1998 capital expenditures to be approximately $1.1 million. On August 3, 1998 the required $5.8 million semi-annual interest payment on the Notes was paid. There are currently no restrictions on the ability of the Guarantors to transfer funds to the Company in the form of cash dividends, loans or advances other than restrictions imposed by applicable law.

The Company has conducted a comprehensive review of its computer systems to identify applications that could be affected by the Year 2000("Y2K") issue and has developed an implementation plan to resolve the issue. Throughout fiscal 1998, the Company will continue to assess its own internal computer systems and has contacted third parties with which it interacts electronically in order to get an assessment of their Y2K issues. Based on preliminary results, the Company does not believe the Y2K issue on its internal computer systems will have a material adverse impact on operations. Notwithstanding the Company's efforts in this regard, there does exist the risk that the Y2K issue will manifest itself in unanticipated ways, thereby adversely affecting the Company's performance in the future. In addition, the Company cannot give assurance that the third parties with whom it does business will address any Y2K issues in their own systems on a timely basis; their failure to do so could have a material adverse impact on the Company.


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

PART II.   OTHER INFORMATION
Item 2.    Changes in Securities and Use of Proceeds.

(c) During the three months ended June 30, 1998, Mothers Work, Inc. issued 26,784 shares (the "Shares") of its Common Stock, par value $.01 per share, in a transaction that was not registered under the Securities Act. The Shares were issued to certain holders of the Company's 12 5/8% Senior Notes due 2005 (the "Notes") as part of the consideration for their consent to an amendment of indebtedness covenants in the indenture relating to the Notes.

         The issuances of the Shares was deemed to be exempt from registration under Section 3(b) or 4(2) of the Securities Act because the Shares were sold to a limited group of persons, each of whom was believed to have been a sophisticated investor and to have been purchasing for investment without a view to further distribution. In addition, the recipients of the Shares represented their intentions to acquire the Shares for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates issued in the transaction.

Item 6.    Exhibits and Reports on Form 8-K.

           (a)   11     Statement re: Computation of per share earnings.
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


                                        MOTHERS WORK, INC.

Date: August 7, 1998                    By: /s/ Dan W. Matthias
                                            -----------------------------------
                                                      Dan W. Matthias
                                                   Chief Executive Officer
                                                            And
                                                    Chairman of the Board

Date: August 7, 1998                    By: /s/ Thomas Frank
                                            -----------------------------------
                                                         Thomas Frank
                                                    Chief Financial Officer
                                                              and
                                                    Vice President - Finance

                                  EXHIBIT INDEX


Exhibit
  No.                        Description                                Page No.
-------                      -----------                                --------

  11        Statement re: Computation of per share earnings.               17

  27        Financial Data Schedule (schedule submitted in
               Electronic format only).                                    18