Form 10-K
period 1998-09-30
MOTHERS WORK INC
filed 1998-12-18
CIK 896985

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             -----------------------
                                    FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1998
                                       OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________  to _____________________
Com mission file number 0-21196

                               Mothers Work, Inc.
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                               133045573
    -------------------------------         ---------------------------------
    (State or other jurisdiction of         (IRS Employer Identification No.)
     incorporation or organization)

456 North Fifth Street, Philadelphia, PA                19123
----------------------------------------    ---------------------------------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including
area code                                            (215) 873-2200
                                            ---------------------------------

Securities registered pursuant to
Section 12(b) of the Act:

         Title of each class                 Name of each exchange on which
                                                       registered
------------------------------------        ---------------------------------
                NONE                                     N/A
------------------------------------        ---------------------------------

Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $.01 per share
----------------------------------------------------------------------------
                                (Title of class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__.

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

         On December 11, 1998, the aggregate market value of the Registrant's Common Stock, $.01 par value, held by nonaffiliates of the Registrant was approximately $23,958,115.

         On December 11, 1998, 3,608,747 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Stockholders scheduled to be held on January 22, 1999 are incorporated by reference into Part III of this Form 10-K

================================================================================

                                     PART I
ITEM 1.  Business1

General

         Mothers Work, Inc., a Delaware corporation ("Mothers Work" or the "Company"), which began operations in 1982, is the largest specialty retailer of maternity clothing in the United States. Until September 1998, the Company also operated in the non-maternity women's apparel market through its Episode(R) division ("Episode"), which was acquired in June 1996, and marketed women's bridge fashion apparel. As of September 30, 1998, the Company operated 460 stores under the Mimi Maternity(R), A Pea in the Pod(R) ("Pea"), Motherhood Maternity(R) ("Motherhood") and Maternity Works(R) concepts offering a full range of career, casual and special occasion maternity wear. In addition, the Company operated 123 leased maternity departments in stores such as Lazarus, Rich's, and Macy's.

         The Company locates its stores primarily in regional shopping malls, factory-direct outlet centers and to a lesser extent, in central business districts within major metropolitan areas. The Company is vertically-integrated, performing design, manufacturing, distribution and retail sales functions primarily in-house. The Company takes sales orders over the phone, by mail and over the internet for a selected assortment of its maternity apparel, gifts and other materials. In-store merchandise is further supplemented by various mail order catalogs and brochures.

         The Company's maternity wear retail stores, although having different merchandising and marketing strategies, are all targeted to those women seeking to purchase moderate to upscale maternity fashions. All of the Company's maternity store concepts sell clothing that is designed to meet an expectant mother's entire lifestyle fashion needs including her career requirements, as well as her casual and special occasion needs. In April 1997 the Company restructured its core maternity business by combining the Mimi Maternity and Maternite lines and consolidating store operations in selected markets.2 Mimi Maternity is designed to meet the needs of fashion forward women who are willing to spend more to make a fashion statement. Pea markets the most upscale of the Company's maternity fashions and offers a premium merchandise selection manufactured by the Company, including the Company's Mimi Maternity line of clothing, and certain designer labels. Mimi Maternity and Pea collectively constitute the Company's "high end" product line. Motherhood is the oldest chain specialty retailer of maternity clothing in the United States and markets moderately priced maternity clothing. Maternity Works, a chain of factory-direct outlet stores, serves the woman who seeks apparel during her pregnancy but cannot or will not purchase at full retail prices, and primarily serves the moderate market with the introduction of Motherhood products during fiscal 1998.



------------------
         1 The terms "Mothers Work" and the "Company" as used in this Report include Mothers Work, Inc. and Cave Springs, Inc., its wholly-owned subsidiary. All references in this Report to stores or Company-owned stores include leased departments.

         2 The Company continues to operate stores under the names Maternite and Mothers Work where bound by lease arrangements or where it would otherwise not be economical to change the name of the store to Mimi Maternity at this time.

         The Company's strategy is to:

         o Respond quickly to customer fashion demand utilizing its Real Time Retailing(R) business model.

         o Secure and maintain desirable retail locations within regional shopping malls and factory-direct outlet centers.

         o Use a combination of domestic and international production to ensure both responsiveness to market demands and cost efficiencies.

         o Expand presence in the moderate price market by identifying key items and offering them at everyday low prices.

         In May 1998, the Company announced that its Board of Directors had instructed management to restructure the Episode non-maternity bridge women's apparel business to eliminate the losses from that business. The Company operated 50 stores under its Episode concept at that time the restructuring and closure commenced. The first step of this restructuring involved closing or converting to maternity stores 21 of the Episode stores. In September, a decision was made to close the remainder of the Episode stores. At this time, the Company entered into a contract with a liquidator under which the liquidator agreed to operate the Episode stores to sell off the remaining Episode inventory. At September 30, 1998, 30 Episode stores were being operated by the liquidator. The Company expects the closures to be completed during the second quarter of the 1999 fiscal year. In connection with the restructuring, the Company also entered into an asset transfer agreement with The Wet Seal, Inc., a Delaware corporation, by which the Company agreed to sell its leasehold rights and interests in up to 24 of the remaining Episode stores to The Wet Seal, Inc. The initial closing of the asset transfer occurred in early December, 1998, and will continue through the month. In early December, the Company also assigned its interest in its Madison Avenue store to Toppy International Limited ("Toppy"), and concurrently terminated its distribution agreements and Trademark License Agreement related to Episode. Those stores not closed or assigned to The Wet Seal, Inc. will cease operations by the end of the second quarter of fiscal 1999.

         The Company is incorporated under the laws of the State of Delaware and entered into the maternity apparel business in 1982. Its principal executive offices and production facility are located at 456 North Fifth Street, Philadelphia, Pennsylvania 19123 and its telephone number is (215) 873-2200.

The Maternity Apparel Market

         The Company is unaware of any reliable data on the revenue size of the maternity apparel market. The Company believes that the number of maternity clothing wholesale vendors has decreased during the past. The Company's vertical integration reduces the need for the Company to rely on the availability of merchandise from outside vendors, providing a competitive advantage for the Company. Management believes that the market is elastic due in part to customers who shop the regular market and choose loose-fitting or larger-sized clothing as a substitute for maternity wear.

Strategy

         The key components of the Company's strategic objectives are described below.

         Real Time Retailing - Real Time Retailing is the Company's proprietary and comprehensive capability to monitor better and respond more quickly to consumer fashion demand, thereby reducing the fashion risk inherent in the apparel business. Through the use of computerized point of sale and merchandising systems, daily replenishment of inventory to the stores, "quick-response" design, "quick-turn" domestic manufacturing and cost efficient international production, the Company is able to provide its customers with the merchandise that they want when they want it. The objective is to maximize the sales potential of each store by matching the profile of the store's customers with the proper merchandise. Real Time Retailing also assists the Company in maximizing its in-store inventory turns and sales per square foot, reducing its cost of goods sold and leading to higher gross profit margins.

         Prime Locations and Broad Distribution - The Company's historical ability to generate high sales per square foot, the fact that the Company's stores project an image and design consistent with other quality retailers and its multiple concept approach have enabled the Company to secure and maintain desirable retail locations within regional shopping malls and factory-direct outlet centers for its stores. These factors have enabled the Company not only to locate stores at many of the most desirable shopping malls and factory-direct outlet centers, but also to obtain desirable locations within such malls and centers.

         By operating four different store concepts, the Company is positioned to satisfy demand for maternity clothing throughout the moderate and high end segments of the market. Mall operators require an appropriate mix of stores for the mall's consumer and market position. For regional malls that require one maternity store, the Company provides several different concepts within the moderate and high end segments of the market. In the case of multi-mall operators, the Company has the flexibility to supply packages of stores in multiple malls utilizing all of its concepts.

         As of September 30, 1998, the Company's operations included 123 leased departments. Generally, start-up and operating costs for a leased department are substantially less than for a stand-alone store. The departments are leased from stores such as Lazarus, Rich's, and Macy's and are generally staffed with Company employees. The Company plans to terminate its lease departments in Famous Barr stores during fiscal year 1999. The inventory of the leased departments is merchandised and owned by the Company. Approximately 64% of the leased departments utilize

EDI to capture sales information, and 100% of the leased departments use Company registers to communicate with its employees. The Company's leased department arrangements generally have an initial term of one year.

         Production - The Company's strategy is to use a combination of domestic and international production. International sources are used for items such as those in the moderate business where lower costs are necessary for competitive reasons, and the fashion marketability of the item is not adversely affected by the longer lead times which are inherent when a product is acquired from an international vendor. The Company also uses domestic production which helps ensure (1) in-season manufacturing capability for fast selling moderate price product to reduce stock-outs; (2) preseason production of time-sensitive fashion apparel; and (3) in-season production of fashion items identified during the season. This domestic manufacturing capability allows the Company to react in real time to changing market trends providing the Company with a competitive advantage over other apparel retailers who source the majority of their product overseas.

         Key Items - During 1998 the Company pushed heavily into the moderate key item market with the introduction of the $16.99 maternity jean. The Company's strategy is to expand on the moderate item market by offering seasonal items at everyday low prices. Typical seasonal offerings are turtlenecks, t-shirts, leggings, and additional items identified in the market that fit the key-item profile. The Company sources this product using a combination of international and domestic production.

Expansion Strategy

         Expansion of Apparel Business. Since the time of its initial public offering in March 1993, the Company has increased its maternity store base by approximately 770% (from 67 stores to 583 stores) as of September 30, 1998. These increases include stores acquired as a result of the Company's January 1994 acquisition of Page Boy (22 stores acquired) ("Page Boy Acquisition"), its April 1995 acquisition of A Pea in the Pod (66 stores acquired) ("Pea Acquisition"), and its August 1995 acquisition of Motherhood (217 stores acquired) ("Motherhood Acquisition").

         Following the Pea Acquisition in 1995, the Company undertook an analysis of all of its stores and entered into a store rationalization and consolidation program to determine which acquired stores would be best operated under separate names and which stores should be closed as redundant. In addition, in April 1997 the Company announced a plan to restructure its core maternity business by combining the Mimi Maternity and Maternite over-lapping product styles, closing certain stores, and converting others. Upon completion of the restructuring, and other routine openings and closings, the Company operates 115 high end stores under the Mimi Maternity and Pea concepts. This restructuring indicates the Company's commitment to continually refine its upscale offerings to meet customer needs.

         The Company opened 80 locations in fiscal 1998, consisting of 34 leased departments, 37 Motherhood and Maternity Works stores and 9 Episode and Episode outlet stores, compared with 152 locations in fiscal 1997, consisting of 45 Motherhood and Maternity Works stores, 91 leased departments and 16 Episode and Episode outlet stores. The Company plans to add approximately 50 maternity stores, principally Motherhood stores, in fiscal 1999.

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

         The Company is also undertaking several other maternity sales initiatives. In fiscal 1999, the Company will enter the realm of internet commerce. It plans to offer selected store merchandise and an expanded selection of nursing products through its internet store and has ensured convenient, safe shopping for its customers through a secure website. The Company also will expand its product offering during fiscal year 1999 to include Plus size maternity apparel and more clothing and accessories suitable for nursing mothers. Nursing products will be initially offered through a new mail brochure and some products will also be available in the Company's stores. The addition of several non-mall store locations can be expected during fiscal 1999.

Store Concepts

         The Company operates its maternity stores under four concepts offering a full range of career, casual and special occasion maternity wear: Pea, Mimi Maternity, Motherhood and Maternity Works The following table sets forth certain information regarding the Company's store composition as of September 30, 1998, including each store concept's target location, product description and selected price points:

                                              Summary of Store Concepts

==================================================================================================================
     Store          Description of       Product      Price Range for    Average Store       Typical Anchors and
    Concept        Typical Location    Description    Dresses/Blouses    Size (Sq. Ft.)     Comparable Retailers
----------------- ------------------- --------------- ----------------- ----------------- ------------------------
A Pea in the Pod  High end regional   Bridge, high       $200-$400           2,900        Bergdorf Goodman, Neiman
                  malls & affluent    fashion            $120-$150                        Marcus, Saks Fifth
                  residential                                                             Avenue, Gucci, Ralph
                  districts                                                               Lauren
----------------- ------------------- --------------- ----------------- ----------------- ------------------------
Mimi Maternity    High end regional   Fashion-forward,   $128-$248           1,600        Neiman Marcus,
                  malls               Contemporary        $58-$108                        Bloomingdales,
                                                                                          Nordstrom's, Saks Fifth
                                                                                          Avenue, Barney's, Joan &
                                                                                          David, Bebe, Ann Taylor,
                                                                                          Banana Republic
----------------- ------------------- --------------- ----------------- ----------------- ------------------------
Motherhood        Moderate regional   Value-oriented,     $29-$98            1,200        Macy's, Sears, J.C.
                  malls and           mostly casual       $22-$38                         Penney, Mervyn's, Casual
                  department stores   basics; key                                         Corner, Merry-Go-Round,
                                      items             jeans $16.99                      Lerners, Limited,
                                                      t-shirts $11.90                     Express, Eddie Bauer,
                                                      leggings $12.90                     Mothertime, Dan Howard,
                                                                                          Target, K Mart, Kohl's
                                                                                          and Wal-Mart
----------------- ------------------- --------------- ----------------- ----------------- ------------------------
Maternity Works   Factory direct      Fashion at          $78-$158           1,700        Neiman Marcus' Last
                  outlet malls and    marked-down         $48-$78                         Call, Nordstrom Off the
                  centers             prices                                              Rack, Saks Fifth Avenue
                                                                                          Clearinghouse, and
                                                                                          outlets for Ann Taylor,
                                                                                          Polo, Donna Karan, Liz
                                                                                          Claiborne, J. Crew and
                                                                                          Brooks Brothers
==================================================================================================================

         Most malls require only one moderate to high end maternity store; however, major regional malls with several department stores may be able to accommodate two. With Mimi Maternity and Pea as the Company's prestige offerings, and Motherhood as the value oriented, mostly casual basics offering, the Company has the potential to fill both positions at a given mall. As of September 30, 1998, the Company had two or more maternity stores in 30 major regional malls.

Store Operations

         The Company's centralized store operations allow store personnel to focus on selling as well as the physical maintenance of merchandise and store facilities. The Company employs skilled, motivated sales associates who are trained to provide the detailed assistance and the reassurance needed by the customer. A visual merchant coordinates with the merchandising department to develop a space allocation plan and design store display windows. The visual merchant travels among the Company's stores to enhance merchandise presentation.

Merchandising, Design and Store Inventory Planning

         Merchandising. Guided by Real Time Retailing, the Company's merchandising department combines input from Company designers, current trends seen generally in women's clothing, outside vendor resources and store management input, with TrendTrack computer analysis of customer preferences to provide a constant flow of merchandise to the Company's stores. The Company strives to maintain an appropriate balance between new merchandise and proven successful styles and utilizes Trend Track's open-to-buy system to plan its domestic and international production to control inventory quantity and mix. These fashions are generally marketed under the Company's A Pea in the Pod(R), Mimi Maternity(R), Steena(R), and Motherhood(R) labels.

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

         Store Inventory Planning. The Company establishes target inventories for each store using its inventory planning system to enhance store merchandise coordination and stock balance, to maintain adequate depth of merchandise by style and to manage close-out merchandise and end-of-season consolidation of merchandise. Integral to the Company's inventory management program are its proprietary methods guided by Real Time Retailing and managed by its TrendTrack information system.

Production and Distribution

         The Company is responsible for the design and production of approximately 75% of its merchandise including merchandise produced abroad using the Company's designs and merchandise assembled abroad using the "807 operations" described below. The Company obtains fabrics, trim and other supplies from a variety of sources and believes that as the number of the Company's stores increases, there will continue to be adequate sources of fabrics and other supplies to produce a sufficient supply of quality goods in a timely manner and on satisfactory economic terms. The Company's subcontracts its sewing to shops in the Philadelphia metropolitan and surrounding area and works with more than 40 subcontractors. No individual subcontractor represents a material portion of the Company's sewing. In addition, some production is supplied by independent foreign subcontractors, principally in Mexico and the Far East, and the Company continues to seek additional subcontractors throughout the world for its sourcing needs. The Company sourcing also includes "807 operations" in the Dominican Republic, Costa Rica, Guatemala and Honduras. "807 operations" refers to articles assembled abroad with components produced in the United States. The Company's 807 operations and production sourced abroad are generally limited to products which are moderate in price and are not time-sensitive with respect to fashion demand (e.g. blue jeans, leggings, T-shirts, etc.). The Company's production and quality assurance team monitors production at each subcontractor's facility in the United States and abroad, to ensure quality control, compliance with its design specifications and timely delivery of finished goods.

         Finished garments from subcontractors and other manufacturers are received at the Company's central warehouse in Philadelphia, Pennsylvania, inspected and stored for picking. Shipments to stores are primarily made by common carrier, typically UPS, Airborne, Emery Air Freight or a similar service providing one-or two-day delivery throughout the United States.

         That portion of the Company's merchandise imported into the United States is subject to United States duties. The Company cannot predict whether any of the foreign countries in which its products are currently manufactured or any of the countries in which the Company may manufacture its products in the future will be subject to future or increased import restrictions by the U.S. government, including the likelihood, type or effect of any trade restrictions. Trade restrictions, including increased tariffs or decreased quotas, against items sold by the Company could affect the importation of such merchandise generally and, in that event, could increase the cost or reduce the supply of merchandise available to the Company and adversely affect the Company's business, financial condition, results of operations and liquidity. The Company's merchandise flow may also be adversely affected by political or economic instability in any of the countries in which its goods are manufactured, if it affects the production or export of merchandise from such countries; significant fluctuation in the value of the U.S. dollar against foreign currencies; and restrictions on the transfer of funds.

Management Information and Control Systems

         All of the Company's stores have point-of-sale terminals that provide information used in the Company's custom TrendTrack item and classification tracking system. This system provides daily financial and merchandising information integral to the Company's Real Time Retailing strategy. The TrendTrack system has numerous features designed to integrate the Company's retail operations with its design, manufacturing and financial functions. These features include custom merchandise profiles for each store, daily inventory replenishment, item-tracking providing daily updated selling information for every style, classification open-to-buy and inventory control, as well as daily collection of credit card receipts.

         The Company employs a comprehensive materials requirements planning system to manage its production inventories, documentation, work orders and scheduling. This system provides a perpetual raw material inventory, actual job costing, scheduling and bill of materials capabilities.

Advertising

         The Company's advertising and promotion efforts focus on yellow pages and national and local print advertising. Pea and Mimi Maternity are advertised in magazines such as "Vogue" and "Shape Fit Pregnancy." During 1999, the Company will increase its advertising for Motherhood which is advertised in magazines such as "Parade", "Parent's Expecting", "Baby Talk" and "Parenting." In addition, the Company produces maternity brochures which are distributed to obstetricians and customers. The customer mailing list, which by nature is constantly changing, is regularly updated through the Company's customer response cards. In fiscal 1999, nursing products will be initially offered through a new mail order brochure. The Company also commenced "banner" advertising on the Internet, and will continue to evaluate opportunities associated therewith.

Competition

         All aspects of the retail industry, including attracting customers, securing merchandise and locating appropriate retail sites, are highly competitive. In its maternity apparel business, the Company faces competition from various full-price maternity clothing chains, a number of off-price specialty retailers and catalog retailers, as well as from local, regional and national department stores and women's and, to some extent, men's clothing stores. The Company faces competition in the moderate maternity market from retailers such as Target, Kohl's, J.C. Penney, K Mart, Wal-Mart, Mervyn's, Sears and others. Many of these competitors are larger and have significantly greater financial resources than the Company.

Employees

         At September 30, 1998, the Company had approximately 1,887 full-time and approximately 1,425 part-time employees. None of the Company's employees are covered by a collective bargaining agreement. The Company believes that its relationship with its employees is good.

Executive Officers of the Company

         The executive officers of the Company are:


         Name                           Age    Position
         ----                           ---    --------

         Dan W. Matthias............     55    Chairman of the Board and Chief Executive Officer

         Rebecca C. Matthias........     45    President, Chief Operating Officer and Director

         Thomas Frank...............     42    Chief Financial Officer and Vice President - Finance

         Donald W. Ochs.............     57    Senior Vice President - Operations

         Lynne M. Wieder............     38    Senior Vice President - Sales


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

         Lynne M. Wieder has been Senior Vice President - Sales since September 1995. Since joining the Company in 1991, she has also served as Director of Stores and Vice President-Stores.

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

Trademarks

         The Company owns such rights to the trademarks and service marks as it believes are necessary to conduct its business as currently operated. The Company is the owner, through its wholly-owned subsidiary, Cave Springs, Inc., of the registered trademarks Mothers Work(R), Maternite(R), Maternity Works(R), Steena(R), A Pea in the Pod(R), Maternity Redefined(R) Motherhood(R), Essentiel Body Cream(R), Daniel & Rebecca(R) and Lauren Taylor(R). Additionally, the Company owns the service marks Mimi Maternity(R), Real Time Retailing(R) and the slogan What's Showing is Your Style(R). The Company owns a patent for an adjustable waistband used in skirts, which allows the garment to be loosened during the course of pregnancy and a patent relating to the Essentiel Body Cream product. The Company is not aware of any pending claims of infringement or other challenges to the Company's rights to use its marks in the United States as currently used by the Company.

         As part of the Episode Acquisition, the Company entered into a Trademark License Agreement, with an initial term expiring May 31, 2000, with Toppy. The Trademark License Agreement gives the Company the exclusive license to use the trademark Episode(R) as a name for the Company's retail stores selling bridge women's apparel and accessories in the United States. The Trademark License Agreement required the Company to pay Toppy a royalty of 5% of net sales of products in Episode stores, with maximum royalties not to exceed $4.5 million. With the cessation of the Company's Episode stores, royalties are no longer accruing and have been settled in full. The Company is terminating this Trademark License Agreement in connection with the termination of its Episode division and will pay off the balance of the licensee fee. The Company will retain, however, the right to use certain license trademarks of Episode in conjunction with its efforts to liquidate Episode inventory.

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

                   Fiscal Year
               Lease Term Expires                 Number of Stores
               ------------------                 ----------------

                   1999                                 47
                   2000                                 37
                   2001                                 41
                   2002                                 49
                   2003 and later                      286


         As of September 30, 1998, the Company's operations included 123 leased departments. Generally, start-up and operating costs for a leased department are substantially less than for a stand-alone store. The departments are leased from stores such as Lazarus, Rich's, and Macy's and are generally staffed with Company employees. The inventory of the leased departments is merchandised and owned by the Company. Approximately 64% of the leased departments utilize Company point-of-sale registers to capture sales information, and 100% of the leased departments use such registers to communicate with employees. The Company's leased department arrangements generally have an initial term of one year.

Item 3.  Legal Proceedings

         In connection with the Pea acquisition, Mothers Work (R.E.), Inc. assumed Pea's outstanding litigation and potential claims. On February 9, 1994, a civil complaint was filed in a United States District Court against Pea and its then-officers and Board of Directors, and its former preferred shareholders.

         In October 1997, an agreement in principle to settle the litigation in its entirety was reached. The settlement involved a waiver by Pea's underwriters of a claim of counsel fees under the Company's indemnification undertakings to the underwriters contained in the underwriting agreement for the Pea public offering. Although the Company believed it had very strong defenses against the claim, it was concluded that it would undoubtedly have cost the Company more to prevail than to settle the claim on the terms proposed. Pursuant to the agreement, the Company, along with its Directors' and Officers Liability Insurance Carrier ("Insurance Carrier"), agreed to pay $2,150,000. As part of the agreement, the Company and the Insurance Carrier, on behalf of some of the defendants, agreed to make an initial payment in October 1997 of $750,000 and $550,000 respectively, to an escrow agent for the settlement fund. The final $850,000 was paid by the Company during fiscal 1998.

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

         The following table sets forth, for the fiscal quarters indicated, the high and low sales prices per share for the Company's common stock, as reported on the Nasdaq National Market:

         Fiscal 1997                                      High         Low
         -----------                                      ----         ---

                  First Quarter                           $13          $ 9 9/16
                  Second Quarter                           10 1/4        8
                  Third Quarter                             8 3/4        6 3/16
                  Fourth Quarter                           13 1/4        6 3/4

         Fiscal 1998
         -----------

                  First Quarter                           $14 3/4      $ 7
                  Second Quarter                           10            7 1/4
                  Third Quarter                            10 1/4        6
                  Fourth Quarter                           11            7

         As of December 11, 1998, there were 80 holders of record and 800 estimated beneficial holders of the Company's common stock.

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

Item 6.  Selected Financial Data

         The following selected consolidated financial data as of September 30, 1994, 1995, 1996, 1997 and 1998 and for the years then ended have been derived from the Financial Statements of the Company which have been audited by Arthur Andersen LLP, independent public accountants. The information set forth below should be read in conjunction with the Financial Statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                   Year Ended September 30
                                              --------------------------------------------------------------------
                                                1994          1995           1996           1997           1998
                                                ----          ----           ----           ----           ----
                                                      (In thousands, except per share and operating data)
INCOME STATEMENT DATA:
  Net sales                                     $58,979      $106,005       $199,180       $246,934       $298,991
  Cost of goods sold                             24,945        45,527         88,417        113,886        158,047
                                              ---------     ---------      ---------      ---------      ---------
    Gross profit                                 34,034        60,478        110,763        133,048        140,944

  Selling, general and administrative
    expenses                                     30,597        53,835         95,395        124,495        139,322
  Restructuring and nonrecurring charges             --         5,427             --          5,617         10,635
                                              ---------     ---------      ---------      ---------      ---------
    Operating income (loss)                       3,437         1,216         15,368          2,936         (9,013)

  Interest expense, net                             347         4,484         12,636         13,252         15,181
                                              ---------     ---------      ---------      ---------      ---------

    Income (loss) before income
      taxes (benefit) and
      extraordinary item                          3,090        (3,268)         2,732        (10,316)       (24,194)

  Income taxes (benefit)                          1,244          (847)         1,828         (2,677)        (7,477)
                                              ---------     ---------      ---------      ---------      ---------

    Income (loss) before
      extraordinary item                          1,846        (2,421)           904         (7,639)       (16,717)

  Extraordinary item, net
      of income tax benefit                          --        (4,215)            --             --             --
                                              ---------     ---------      ---------      ---------      ---------

    Net income (loss)                             1,846        (6,636)           904         (7,639)       (16,717)

  Preferred dividends                                --           163            978          1,088          1,168
                                              ---------     ---------      ---------      ---------      ---------

    Net income (loss) applicable
       to common stockholders                    $1,846       $(6,799)          $(74)       $(8,727)      $(17,885)
                                              =========     =========      =========      =========      =========

  Net income (loss) per common share:(1)
    Before extraordinary item                      $.58         $(.83)         $(.02)        $(2.45)        $(5.00)
    Extraordinary item                               --         (1.35)            --             --             --
                                              ---------     ---------      ---------      ---------      ---------

    Net income (loss) per common share(1)          $.58        $(2.18)         $(.02)        $(2.45)        $(5.00)
                                              =========     =========      =========      =========      =========

  Weighted average common shares
    outstanding(1)                            3,186,885     3,120,535      3,269,290      3,562,980      3,577,143
                                              =========     =========      =========      =========      =========

                                                                    Year Ended September 30
                                              --------------------------------------------------------------------
                                                1994          1995           1996           1997           1998
                                                ----          ----           ----           ----           ----
OPERATING DATA:
   Same-store sales increase (decrease)(2)          2.8%        (0.7%)           8.0%           4.3%          13.4%

   Average net sales per gross
     square foot(3)                            $    379      $    360       $    333       $    338       $    354
   Average net sales per store(3)              $439,133      $442,113       $452,446       $508,001       $464,080

   At end of period:
     Number of stores(4)                            168           451            468            587            583
     Gross square footage                       218,842       643,175        719,930        819,900        737,689

                                                                       September 30
                                              --------------------------------------------------------------------
                                                1994          1995           1996           1997           1998
                                                ----          ----           ----           ----           ----
                                                                       (In thousands)
BALANCE SHEET DATA:
Working capital                                 $ 8,487      $ 31,611       $ 37,435       $ 32,083       $ 23,614
Total assets                                     40,827       148,562        164,613        171,718        172,469
Total long-term and short-term debt              10,470        95,373        103,998        108,112        119,982
Stockholders' equity                             19,810        25,537         35,107         26,380          8,750


----------
(1)  See Note 1 of "Notes to Consolidated Financial Statements."
(2)  Based on stores opened at least 24 months in their current store format.
(3)  Based on locations in operation during the entire fiscal year.
(4) September 30, 1998 excludes 30 Episode stores, which, while owned by the Company, were being operated by a liquidator.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

         The following tables set forth, for the periods indicated, the percentages which the items in the Company's Statements of Operations bear to net sales:


                                                                 Percentage of Net Sales
                                                                 Year Ended September 30
                                               -------------------------------------------------------------
                                               1996                        1997                         1998
                                               ----                        ----                         ----

Net sales                                      100.0%                      100.0%                      100.0%

Cost of goods sold                              44.4                        46.1                        52.9
                                               -----                       -----                       -----
     Gross profit                               55.6                        53.9                        47.1

Selling, general and
  administrative expenses                       47.9                        50.4                        46.6

Restructuring and
 nonrecurring charges                           --                           2.3                         3.5
                                               -----                       -----                       -----

     Operating income(loss)                      7.7                         1.2                        (3.0)

Interest expense, net                            6.3                         5.4                         5.1
                                               -----                       -----                       -----

Income (loss) before income
  taxes (benefit)                                1.4                        (4.2)                       (8.1)

Income taxes (benefit)                           0.9                        (1.1)                       (2.5)
                                               -----                       -----                       -----


Net income (loss)                                0.5%                       (3.1%)                      (5.6%)
                                               =====                       =====                       =====

         The following table sets forth certain information representing growth in the number of stores and leased maternity departments for the periods indicated:


                                                                    Year Ended September 30
                                                       -----------------------------------------------------
                                                       1996                    1997                     1998
                                                       ----                    ----                     ----
         STORES:
         Beginning of period                            451                     468                      587
            Opened                                       44                     152                       80
            Acquired                                     21                     ---                       --
            Closed                                      (48)                    (33)                     (54)
                                                        ---                     ---                      ---
         End of period                                  468                     587                      613
                                                        ===                     ===                      ===

Included in the 613 stores are 30 Episode stores, which, while owned by the Company at September 30, 1998, were being operated by a liquidator.

         In 1998, the Company terminated its Episode operations in two phases. First, in May 1998, the Company closed or converted to maternity stores 21 of its Episode stores, primarily its outlets. Second, the Company ceased operating its remaining Episode stores in September. It contracted with a liquidator to dispose of Episode inventory and is selling or making provision to close the remaining stores on a schedule expected to be completed in the second quarter of fiscal 1999. The Company's results of operations for fiscal 1998 include Episode's operations through the date that the store operations were turned over to a liquidator, and include certain inventory writedowns and restructuring charges taken in conjunction with the cessation of Episode's operations.

         Included in the Statements of Operations for fiscal 1997 and fiscal 1998 are the following amounts for the Episode division:

                                                      Year Ended September 30
                                                -----------------------------------
                                                   1997                    1998
                                                   ----                    ----

         Revenues                               $33,665,000             $45,684,000
         Cost of goods sold*                     18,869,000              39,275,000
         Gross margin                            14,796,000               6,409,000
         Contribution margin (loss)*                146,000             (22,451,000)
         Restructuring charges                           --             (10,635,000)

         * Cost of goods sold for 1998 includes $10,290,000 for writedowns of Episode inventory related to the Episode closing. Contribution margin is comprised of gross margin less cost of store operations, royalties and certain related expenses.

Year Ended September 30, 1998 and 1997

         Net Sales. Net sales in fiscal 1998 increased by $52.1 million or 21.1%, as compared to fiscal year 1997. This increase was primarily due to a $23.6 million or 13.4% net increase in comparable sales in its core maternity business, a $16.6 million net increase due to maternity store opening and closing activity, and an $11.8 million increase in the closed Episode(R) America business. Net sales from the Company's core maternity business increased 18.8% from $213.2 million in fiscal 1997 to $253.3 million in fiscal 1998. At September 30, 1998, the Company operated 583 maternity stores and leased departments: 285 operating under the Motherhood store concept, 115 under the Pea/Mimi Maternity concept, 60 under the Maternity Works outlet concept and 123 leased maternity departments. Additionally, the Company had 30 stores in the Episode business being operated on its behalf by a liquidator. Pursuant to an asset transfer agreement with The Wet Seal, Inc., a Delaware corporation, the Company agreed to sell its leasehold rights and interests in most of the remaining Episode stores to The Wet Seal, Inc. All remaining stores are scheduled to be sold or closed by the end of the second quarter of fiscal 1999. At September 30, 1997, the Company operated 587 stores and leased departments:
260 operating under the Motherhood store concept, 41 under the Pea concept, 79 under the Mimi Maternity concept, 51 under the Maternity Works outlet concept, 114 leased maternity departments and 42 under the Episode concept.

         Gross Profit. Gross profit as a percentage of net sales decreased to 47.1% in fiscal 1998, as compared to 53.9% in fiscal 1997. This decrease was caused primarily by markdowns taken on the Episode product line and a $10.3 million charge related to the closure of the Episode business. Additionally, the continued growth of the Motherhood sales as a percentage of total sales has contributed to the decrease in gross profit percentage because Motherhood operates at a lower gross profit percentage than the high end (Pea/Mimi) maternity divisions. The Motherhood stores are experiencing substantial increases in comparable-store sales as market share is driven through lower price points.

         Selling, General & Administrative Expenses. Selling, general and administrative expenses increased by $14.8 million or 11.9% in fiscal 1998 as compared to fiscal 1997; however, as a percentage of net sales decreased from 50.4% to 46.6%. The decrease in selling, general and administrative expenses as a percentage of sales is a function of large increases in comparable store sales combined with an effort to better control costs. In addition, during fiscal 1997 the Company recorded a charge of approximately $1.0 million under Statement of Financial Accounting Standards No. 121 related to leasehold improvements and furniture and equipment at 16 maternity store locations. The dollar increase in fiscal 1998, as compared to fiscal 1997, was primarily due to increases in store rents, wages and benefits and operating expenses at the store level, which accounted for $9.1 million, $7.7 million and $3.2 million of the increase, respectively. The increases in wages, benefits and rents at the store level resulted from the increased number of stores opened and the related staffing costs.

         Closing and Restructuring Costs. In May 1998, the Company reported that the Board of Directors had instructed management to restructure the Episode(R) non-maternity bridge women's apparel business to eliminate losses from that business. The initial step of the restructuring resulted in closure or conversion of 21 stores, principally Episode outlets. Additionally, the Company retained an advisor to assist in establishing the extent of restructuring necessary. Subsequently, in September, the Company's management announced that the remaining Episode stores would be sold or closed. Costs associated with the closing of Episode include payoff of royalties, severance, store closings, lawyers fees, inventory and other costs incident to the closing. The aggregate charge for closing the Episode business was $20.9 million of which $10.3 million was included in cost of goods sold.

         Operating Loss. Operating loss for fiscal 1998 was $9.0 million as compared to operating income in fiscal 1997 of $2.9 million. Operations were negative due to losses from the Company's Episode division and the restructuring charges of $20.9 million in fiscal 1998. Fiscal 1997 operations were negatively impacted by $9.6 million of restructuring charges related to the maternity business. Exclusive of the restructuring and other unusual charges, operating income decreased 4.8% from $12.5 million in fiscal 1997 to $11.9 million in fiscal 1998. Operating income was positive in the core maternity business for fiscal years 1998 and 1997.

         Interest Expense, Net. Net interest expense increased by $1.9 million in fiscal year 1998 compared to fiscal year 1997, and as a percentage of sales, decreased from 5.4% to 5.1%. The dollar increase was primarily due to increased short-term borrowings under the line of credit agreement.

         Income Taxes. The effective income tax rate was a benefit of 30.1% in fiscal 1998, as compared to a benefit of 25.9% in fiscal 1997. The change in the effective income tax rate was primarily due to the relationship of non-deductible goodwill amortization to loss before income taxes. See Note 11 of "Notes to Consolidated Financial Statements" for the reconciliation of the statutory federal income tax rate to the Company's effective tax rates in fiscal 1998 and 1997.

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

Liquidity and Capital Resources

         The Company's cash needs have been primarily for debt service, furniture, fixtures and leasehold improvements required to increase the number of retail locations, increased inventories to support the additional locations and building improvements and equipment at its corporate headquarters. In fiscal 1998, the Company's cash sources have primarily been from increases in its borrowings under the line of credit agreement, cash overdrafts and net cash provided by operating activities. At September 30, 1998 the Company had available cash and cash equivalents of $3.6 million, compared to $1.7 million at September 30, 1997.

         Net cash provided by operating activities was $0.5 million in fiscal 1998 compared with $5.2 million in fiscal 1997. The $0.5 million net cash provided by operating activities in fiscal 1998 includes cash used by the net loss, offset by adjustments for non-cash items of $24.3 million, less cash used for working capital of $7.1 million. Non-cash items consisted primarily of $12.0 million in depreciation and amortization, $18.2 million of non-cash charges related to closing the Episode business and $0.9 million provision for deferred rent offset by $7.5 million of deferred tax benefit which will offset future taxable income, but did not generate cash in fiscal 1998. Cash used for working capital in fiscal 1998 consisted of $4.2 million of Episode assets held for sale, $7.5 million of prepaid expenses, inventory and accounts receivable offset by a $2.6 million increase in accounts payable, accrued expenses and other liabilities and a $2.6 million increase in accrued expenses related to the Episode closure and royalties. In fiscal 1998, inventory levels in the moderate division were increased to facilitate the increasing sales volume.

         Net cash used in investing activities decreased from $12.1 million in fiscal 1997 to $9.6 million in fiscal 1998. The cash used in investing activities for fiscal 1998 included $6.9 million used for capital expenditures for new store facilities, primarily Motherhood and Episode, and improvements to existing stores, $2.5 million for other corporate capital expenditures and $0.2 million for intangible and other assets. This compares with investing activities for fiscal 1997 of $11.7 million used for capital expenditures for new store facilities, and $0.5 million for intangible and other assets.

         Net cash provided by financing activities increased $3.7 million, from $7.4 million provided by financing activities in fiscal 1997 to $11.1 million in fiscal 1997. The $11.1 million provided by financing activities in fiscal 1998 resulted primarily from $12 million in borrowings under the line of credit and cash overdraft activity, offset by $0.9 million in repayment of long-term debt and debt issuance costs. This compares with $7.4 million provided by financing activities in fiscal 1997 primarily from $7.9 million in borrowings under the line of credit and cash overdraft activity, partially offset by repayment of $0.5 million of long-term debt and debt issuance costs.

         In April 1998, the Company replaced its existing $30 million Working Capital Facility with a new Working Capital Facility that expires in April 2001. The new Working Capital Facility increased the Company's borrowing capacity to $44 million, and reduced interest rates. In addition to the $44 million available for borrowing and letters of credit, the Company also has an additional $4 million letter of credit to collateralize an Industrial Revenue Bond. Further, there are no financial covenant requirements unless Aggregate Adjusted Availability, as defined in the Working Capital Facility agreement, falls below $10 million. In the event that the Aggregate Adjusted Availability falls below $10 million, then the Company must achieve a Minimum Cash Flow, as defined in the agreement, of not less than zero. Consistent with the previous working capital facility, the new Working Capital Facility is secured by substantially all of the Company's assets. On November 20, 1998 the Company had $20.7 million in borrowings and $7.9 million in additional letters of credit issued under the Working Capital Facility, including the $4.0 million letter of credit collateralizing the Industrial Revenue Bond.

         During 1997, the Company restructured its core maternity business by combining the Mimi Maternity and Maternite overlapping product styles and closing 26 stores. In fiscal 1998 this consolidation and the growth in the Motherhood business provided net income which partially offset the net loss produced by the Episode closing and operating losses. In its maternity operations, the Company intends to focus primarily on growing the moderate priced Motherhood business, subject to capital and marketplace availability. This business represents the Company's biggest opportunity for growth. Gross margin from Motherhood is typically lower than the remainder of the maternity business and growth in the Motherhood business could result in lower gross margins.

         The Company believes that its current cash and working capital positions, available borrowing capacity through the Working Capital Facility and net cash expected to be generated from operations will be sufficient to fund the Company's working capital requirements and required principal and interest payments for fiscal 1999. Based on the Company's fiscal 1999 expansion plan, the Company expects capital expenditures to be less than 60% of the fiscal 1998 amount. There are currently no restrictions on the ability of the Guarantors to transfer funds to the Company in the form of cash dividends, loans or advances other than restrictions imposed by applicable law. The Company believes that the reserves established are sufficient; however, as certain lease terminations remain to be negotiated, no assurance can be given that the Company will not incur additional charges related to such termination.

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

Safe Harbor Statement Under the Private Securities Litigation
Reform Act of 1995

         The Company cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in Item 1, Business and Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Report or made from time to time by management of the Company involve risks and uncertainties, and are subject to change based on various important factors. The following factors, among others, in some cases have affected and in the future could affect the Company's financial performance and actual results and could cause actual results for fiscal 1999 and beyond to differ materially from those expressed or implied in any such forward-looking statements: unanticipated costs associated with the Episode closure, changes in consumer spending patterns, raw material price increases, consumer preferences and overall economic conditions, the impact of competition and pricing, changes in weather patterns, availability of suitable store locations at appropriate terms and consequent changes in store opening plans, continued availability of capital and financing, ability to develop merchandise and ability to hire and train associates, changes in fertility and birth rates, political stability, currency and exchange risks and changes in existing or potential duties, tariffs or quotas, postal rate increases and charges, paper and printing costs, and other factors affecting the Company's business beyond the Company's control.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

         The analysis below presents the sensitivity of the market value of the Company's financial instruments to selected changes in market rates. The range of changes chosen reflects the Company's view of changes which are reasonably possible over a one-year period. The Company's financial instruments consists principally of its debt portfolio. The market value of the debt portfolio is referred to below as the "Debt Value". The Company believes that market risk exposure on other financial instruments is immaterial.

         At September 30, 1998, the principal components of the Company's debt portfolio are Senior Unsecured Exchange Notes (the "Notes") and a Line of Credit (the "Line"), both denominated in US dollars. The Notes bear interest at fixed rate of 125/8 %, and the Line of Credit bears interest at a variable rate, which at September 30, 1998 was 8.5%. While a change in interest rates would not affect the interest incurred or cash flows related to the fixed portion of the debt portfolio, the Debt Value would be affected. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position.

         The sensitivity analysis as it relates to the fixed portion of the Company's debt portfolio assumes an instantaneous 100 basis point move in interest rates from their levels at September 30, 1998 with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the Debt Value of $0.9 at September 30, 1998. A 100 basis point decrease in market interest rates would result in a $0.9 increase in the Debt Value at September 30, 1998.

         Based on the variable rate debt included in the Company's debt portfolio at September 30, 1998, a 100 basis point increase in interest rates would result in an additional $0.2 million of interest incurred per year. A 100 basis point decrease would lower interest incurred by $0.2 million.

Item 8.  Financial Statements and Supplementary Data

         The Company's consolidated financial statements appear at pages F-1 through F-20, as set forth in Item 14.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    PART III


Item 10. Directors and Executive Officers of the Registrant

         Information concerning directors, appearing under the caption "Election of Directors" in the Company's Proxy Statement (the "Proxy Statement") to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders scheduled to be held on January 22, 1999, and information concerning executive officers, appearing under the caption "Item 1. Business - Executive Officers of the Company" in Part I of this Form 10-K, are incorporated herein by reference in response to this Item 10.


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

         (2)      Schedules

                  None.

         (3)      Exhibits


Exhibit No.                                    Description
----------------           -----------------------------------------------------
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

            *4.2 Indenture dated as of August 1, 1995 from the Company to Society National Bank, as Trustee (Exhibit 4.1 to the June 1995 10-Q).

            *4.3 Specimen certificate representing shares of the Company's common stock with legend regarding Preferred Stock Purchase Rights. (Exhibit 4.2 to the October 1995 8-K).

Exhibit No.                                    Description
----------------           -----------------------------------------------------
            *4.4           Amended and Restated Rights Agreement, dated as of
                           March 17, 1997, between the Company and StockTrans,
                           Inc. (incorporated by reference to Exhibit 4.2 to the Company's current report on Form 8-K dated March 17,
                           1997).

            *4.5 Amendment No. 1, dated as of June 4, 1997, to the Amended and Restated Rights Agreement, dated as of March 17, 1997, between the Company and StockTrans, Inc. (Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1997).

            *4.6 Registration Rights Agreement, dated as of June 9, 1998, by and among the Company and certain of the Selling Stockholders (Exhibit 4.1 of the Company's Registration Statement on Form S-3, Registration No. 333-59309, dated July 17, 1998).

            *4.7 1987 Stock Option Plan (as amended and restated) (Exhibit 4.1 of the Company's Registration Statement on Form S-8, Registration No. 333-59529, dated July 21, 1998).

           *10.1 Registration Rights and Right of Co-Sale Agreement dated as of May 4, 1992 among the Company, Dan W. Matthias, Rebecca C. Matthias, Meridian Venture Partners, Penn Janney Fund, Inc., Apex Investment Fund, L.P., Meridian Capital Corp., Butcher & Singer/Keystone Venture II, L.P., G-2 Family Partnership, PIISC - Penn Venture Fund, John L. Plummer, Gail G. Davis, Milton S. Stearns Jr., Trustee U/D/T dated 12/20/88, Stevan Simich, Growth Investors, George P. Keeley, Robert E. Brown Jr., Bruce II. Hooper, John J. Serrell, Charles G. Schiess, Terence Kavanagh and Michael B. Staebler (Exhibit 10.8 to the 1993 Registration Statement).

           *10.2 Voting Agreement dated as of March 12, 1993 among Rebecca C. Matthias, Dan W. Matthias, Elam M. Hitchner III, Keystone Venture II, L.P., G-2 Family Partnership, Penn Janney Fund, Inc., Apex Investment Fund, L.P. and Meridian Venture Partners (Exhibit
                           10.10 to the 1993 Registration Statement).

           *10.3 Termination of Voting Agreement dated September 28, 1995 among Rebecca C. Matthias, Dan W. Matthias, Keystone Venture II, L.P., Penn Janney Fund, Inc., G-2 Family Partnership, Hitchner & Associates Profit Sharing Plan,

Exhibit No.                                   Description
----------------           -----------------------------------------------------
                           Meridian Venture Partners and Apex Investment Fund,
                           L.P. (Exhibit 10.31 to the 1995 Registration
                           Statement).

          *10.4 1994 Director Stock Option Plan (Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended September 30, 1994 (the "1994 Form 10-K")).

          *10.5 Non-Competition and Confidentiality Agreement dated January 28, 1993 between the Company and Lynne Wieder (Exhibit 10.39 to the 1993 Registration Statement).

          *10.6 Employment Agreement dated as of July 14, 1994 between the Company and Dan W. Matthias (Exhibit
                           10.25 to the Company's Current Report on Form 8-K dated January 31, 1994 (the "1994 Form 8-K")).

          *10.7 Employment Agreement dated as of July 14, 1994 between the Company and Rebecca C. Matthias (Exhibit
                           10.26 to the 1994 Form 10-K).

          *10.8 Registration Rights Agreement dated as of August 1, 1995 among the Company and Morgan Stanley & Co. Incorporated, Wheat, First Securities, Inc. and Janney Montgomery Scott Inc. (Exhibit 10.2 to the June 1995 10-Q).

          *10.9 Credit Agreement dated as of August 1, 1995 between the Company, its subsidiaries and Meridian Bank (Exhibit 10.1 to the June 1995 10-Q).

          *10.10 Loan Agreement dated September 1, 1995 between Philadelphia Authority For Industrial Development ("PAID") and the Company (Exhibit 10.26 to the Company's Registration Statement on Form S-1, Registration No. 33-97318, dated October 26, 1995 (the "1995 Registration Statement")).

Exhibit No.                                    Description
----------------           -----------------------------------------------------
          *10.11           Amendment to Credit Agreement dated September 1, 1995
                           between the Company, its subsidiaries and Meridian
                           Bank (Exhibit 10.28 to the 1995 Registration
                           Statement).

          *10.12 Indenture of Trust dated September 1, 1995 between PAID and Society National Bank (Exhibit 10.29 to the 1995 Registration Statement).

          *10.13 Variable/Fixed Rate Federally Taxable Economic Development Bond (Mothers Work, Inc.), Series of 1995, in the aggregate principal amount of $4,000,000 (Exhibit 10.30 to the 1995 Registration Statement).

          *10.14 Second Amendment to Credit Agreement dated January 25, 1996 between the Company, its subsidiaries and Meridian Bank (Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the Quarter ended March 31, 1996).

          *10.15 Third Amendment to Credit Agreement dated May 31, 1996 between the Company, its subsidiaries and Meridian Bank (Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1996).

          *10.16 Asset Purchase Agreement dated April 25, 1996 among the Company, T3 Acquisition, Inc. and Episode USA, Inc. (Exhibit 2.1 of the Company's Current Report on Form 8-K, dated June 17, 1996 (the "June 1996 8-K).

          *10.17 Trademark License Agreement dated May 31, 1996 between the Company and Episode USA, Inc. (Exhibit
                           10.1 to the June 1996 8-K).

          *10.18 Distribution Agreement dated April 25, 1996 among Toppy International Limited, T3 Acquisition, Inc. and the Company (Exhibit 10.2 to the June 1996 8-K).

Exhibit No.                                    Description
----------------           -----------------------------------------------------
          *10.19           Fourth Amendment to Credit Agreement dated September
                           30, 1996 between the Company, its subsidiaries and Meridian Bank (Exhibit 10.25 to the Company's Annual
                           Report on Form 10-K for the fiscal year ended
                           September 30, 1996).

          *10.20 Residential Lease dated June 28, 1996 between the Company and Daniel & Rebecca Matthias (Exhibit 10.27 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996).

          *10.21 First Amendment to Asset Purchase Agreement dated May 31, 1996 by and among the Company, T3 Acquisition, Inc. and Episode USA, Inc. (Exhibit 10.28 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996).

          *10.22 Note dated February 14, 1996 from the Company to PIDC Local Development Corporation (Exhibit 10.29 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996).

          *10.23 Installment Sale Agreement dated April 4, 1996 by and between PIDC Financing Corporation and the Company (Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996).

          *10.24 Open-End Mortgage dated April 4, 1996 between PIDC Financing Corporation and the Pennsylvania Industrial Development Authority ("PIDA") (Exhibit 10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996).

          *10.25 Loan Agreement dated April 4, 1996 by and between PIDC Financing Corporation and PIDA (Exhibit 10.32 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996).

          *10.26 Fifth Amendment to Credit Agreement, dated January 31, 1997 between the Company, its subsidiaries and CoreStates Bank (Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the Quarter ended December 31, 1996).

Exhibit No.                                    Description
----------------           -----------------------------------------------------
         *10.27            Sixth Amendment to Credit Agreement, dated April 16,
                           1997 between the Company, its subsidiaries and CoreStates Bank (Exhibit 10.1 to the Company's
                           Quarterly Report on Form 10-Q for the Quarter ended
                           March 31, 1997).

         *10.28 Seventh Amendment to Credit Agreement, dated July 31, 1997 between the Company, its subsidiaries and CoreStates Bank (Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1997).

         *10.29 Eighth Amendment to Credit Agreement, dated September 30, 1997 between the Company, its subsidiaries and CoreStates Bank (Exhibit 10.36 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997.)

         *10.30 Ninth Amendment to Credit Agreement dated January 30, 1998 between the Company, its subsidiaries and CoreStates Bank (Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the Quarter ended December 30, 1997).

         *10.31 Loan and Security Agreement dated as of April 24, 1998 by and among, Mothers Work, Inc., Cave Springs, Inc. and Fleet Capital Corporation (Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the Quarter ended March 31, 1998).

          10.32 Asset Transfer Agreement dated as of August 31, 1998 by and between the Company, T3 Acquisition, Inc. and The Wet Seal, Inc.

          21               Subsidiary of the Company.

          23               Consent of Arthur Andersen LLP.

          27               Financial Data Schedule for the fiscal year ended
                           September 30, 1998.


         -----------------------------
         *  Incorporated by reference.

(b)      Reports filed on Form 8-K during the last quarter of fiscal 1998:

         The Company filed three reports on Form 8-K during the last quarter of fiscal 1998. On July 15, 1998, the Company filed a report on Form 8-K regarding its increase in net sales for the month of June, 1998, certain additional changes in conjunction with the previously announced restructuring of Episode, and results of operations for the third quarter of fiscal 1998. On September 16, 1998, the Company filed a report on Form 8-K regarding its announcement of the August 28, 1998 appointment of William A. Schwartz, Jr. to its Board of Directors. On September 23, 1998, the Company filed a report on Form 8-K regarding its September 21, 1998 announcement of its plans to close the remaining Episode division stores.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Philadelphia, Commonwealth of Pennsylvania, on the 18th day of December, 1998.








                                          By: /s/ Dan W. Matthias
                                              ---------------------------------
                                              Dan W. Matthias, Chairman of the
                                              Board and Chief Executive Officer

                                          By: /s/ Thomas Frank
                                              ---------------------------------
                                              Thomas Frank, Chief Financial
                                              Officer, Vice President-Finance
                                              and the principal financial
                                              officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on December 18th, 1998, in the capacities indicated:



/s/ Dan W. Matthias               Chairman of the Board, Chief Executive Officer
------------------------------    and Director, the principal executive officer
    Dan W. Matthias


/s/ Rebecca C. Matthias           President, Chief Operating Officer and
------------------------------    Director
    Rebecca C. Matthias


/s/ Thomas Frank                  Chief Financial Officer, Vice President -
------------------------------    Finance and Chief Accounting Officer, the
    Thomas Frank                  principal financial officer and principal
                                  accounting officer


/s/ Verna K. Gibson               Director
------------------------------
    Verna K. Gibson


/s/ Joseph A. Goldblum            Director
------------------------------
    Joseph A. Goldblum


/s/ Elam M. Hitchner, III         Director
------------------------------
    Elam M. Hitchner, III


/s/ Walter F. Loeb                Director
------------------------------
    Walter F. Loeb


/s/ William L. Rulon-Miller       Director
------------------------------
    William L. Rulon-Miller


/s/ William A. Schwartz, Jr.      Director
------------------------------
    William A. Schwartz, Jr.

                        MOTHERS WORK, INC. AND SUBSIDIARY


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Public Accountants.........................   F-2

Consolidated Balance Sheets......................................   F-3

Consolidated Statements of Operations............................   F-4

Consolidated Statements of Stockholders' Equity..................   F-5

Consolidated Statements of Cash Flows............................   F-6 to F-7

Notes to Consolidated Financial Statements.......................   F-8 to F-26

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Mothers Work, Inc.:

We have audited the accompanying consolidated balance sheets of Mothers Work, Inc. (a Delaware corporation) and subsidiary as of September 30, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mothers Work, Inc. and subsidiary as of September 30, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles.


                                                /s/ Arthur Andersen LLP


Philadelphia, Pa.
   November 9, 1998

                        MOTHERS WORK, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                                                            September 30
                                                                                  -----------------------------
                                                                                      1997             1998
                                                                                  ------------     ------------
                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                      $  1,665,760     $  3,623,003
   Receivables-
     Trade                                                                           2,781,803        3,422,848
     Other                                                                             164,334          131,940
   Inventories                                                                      63,812,590       61,678,014
   Deferred income taxes                                                             4,050,980        8,846,921
   Prepaid expenses and other                                                        2,695,218        5,992,273
                                                                                  ------------     ------------

   Total current assets                                                             75,170,685       83,694,999

PROPERTY, PLANT AND EQUIPMENT, net                                                  45,373,439       37,334,250

OTHER ASSETS:
   Deferred income taxes                                                             7,235,600        9,918,455
   Goodwill, net of accumulated amortization of $5,641,275 and
     $7,868,499                                                                     38,752,184       36,524,960
   Deferred financing costs, net of accumulated amortization of
     $913,748 and $1,309,971                                                         3,339,759        3,118,042
   Other intangible assets, net of accumulated amortization of
     $1,452,446 and $1,721,223                                                       1,351,221        1,154,801
   Other assets                                                                        494,632          723,558
                                                                                  ------------     ------------
   Total other assets                                                               51,173,396       51,439,816
                                                                                  ------------     ------------

                                                                                  $171,717,520     $172,469,065
                                                                                  ============     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Line of credit                                                                    $ 11,088,000     $ 23,095,934
   Current portion of long-term debt                                                   648,231          464,408
   Accounts payable                                                                 17,264,704       14,108,610
   Accrued expenses                                                                 14,087,057       22,411,762
                                                                                  ------------     ------------
   Total current liabilities                                                        43,087,992       60,080,714

LONG-TERM DEBT                                                                      96,375,620       96,421,707

DEFERRED RENT                                                                        3,645,651        3,819,998

ACCRUED DIVIDENDS ON PREFERRED STOCK                                                 2,228,700        3,396,916

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS' EQUITY:
   Series A Cumulative convertible preferred stock, $.01 par value, $280.4878 stated value, 2,000,000 shares authorized, 41,000 shares issued and
     outstanding (liquidation value of $11,500,000)                                 11,500,000       11,500,000
   Series B Junior participating preferred stock, $.01 par value,
     10,000 shares authorized, none outstanding                                            --               --

   Common stock, $.01 par value, 10,000,000 shares authorized, 3,564,644 and
     3,597,997 shares issued and outstanding                                            35,646           35,980
   Additional paid-in capital                                                       27,740,840       27,995,694
   Accumulated deficit                                                             (12,896,929)     (30,781,944)
                                                                                  ------------     ------------
     Total stockholders' equity                                                     26,379,557        8,749,730
                                                                                  ------------     ------------
                                                                                  $171,717,520     $172,469,065
                                                                                  ============     ============

        The accompanying notes are an integral part of these statements.

                        MOTHERS WORK, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                          Year Ended September 30
                                                                ----------------------------------------------
                                                                    1996             1997             1998
                                                                ------------     ------------     ------------

NET SALES                                                       $199,179,984     $246,934,331     $298,990,616

COST OF GOODS SOLD                                                88,416,648      113,886,439      158,046,917
                                                                ------------     ------------     ------------

     Gross profit                                                110,763,336      133,047,892      140,943,699

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                      95,394,902      124,494,747      139,322,385

RESTRUCTURING CHARGES                                                     --        5,617,094       10,634,509
                                                                ------------     ------------     ------------

    Operating income (loss)                                       15,368,434        2,936,051       (9,013,195)

INTEREST INCOME                                                      228,255           11,339               --

INTEREST EXPENSE                                                 (12,864,351)     (13,263,418)     (15,180,820)
                                                                ------------     ------------     ------------

    Income (loss) before income taxes
      (benefit)                                                    2,732,338      (10,316,028)     (24,194,015)

INCOME TAXES (BENEFIT)                                             1,828,572       (2,676,945)      (7,477,216)
                                                                ------------     ------------     ------------

NET INCOME (LOSS)                                                    903,766       (7,639,083)     (16,716,799)

DIVIDENDS ON PREFERRED STOCK                                         977,500        1,088,284        1,168,216
                                                                ------------     ------------     ------------

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS
                                                                $    (73,734)    $ (8,727,367)    $(17,885,015)
                                                                ============     ============     ============

BASIC NET LOSS PER COMMON SHARE                                 $       (.02)    $      (2.45)    $      (5.00)
                                                                ============     ============     ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
                                                                   3,269,290        3,562,980        3,577,143
                                                                ============     ============     ============


        The accompanying notes are an integral part of these statements.

                        MOTHERS WORK, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                          Series A                      Additional
                                                          Preferred        Common         Paid-in       Accumulated
                                                            Stock           Stock         Capital         Deficit         Total
                                                         ------------   ------------   ------------    ------------    ------------
BALANCE, SEPTEMBER 30, 1995                              $ 11,500,000   $     31,222   $ 18,101,425    $ (4,095,828)   $ 25,536,819
    Exercise of stock options                                      --            197        134,350              --         134,547
    Tax benefit from exercise of stock options                     --             --        227,396              --         117,485
    Sales of common stock, net of expenses                         --          2,000      4,394,000              --       4,396,000
    Issuance of common stock in connection with
       acquisition                                                 --          2,174      4,993,223              --       4,995,397
    Preferred stock dividends                                      --             --             --        (977,500)       (977,500)
    Net income                                                     --             --             --         903,766         903,766
                                                         ------------   ------------   ------------    ------------    ------------
 BALANCE SEPTEMBER 30, 1996                                11,500,000         35,593     27,740,840      (4,169,562)     35,106,514
    Exercise of stock options                                      --             --            410              --             410
    Exercise of common stock warrants                              --             53            (53)             --              --
    Preferred stock dividends                                      --             --             --      (1,088,284)     (1,088,284)
    Net loss                                                       --             --             --      (7,639,083)     (7,639,083)
                                                         ------------   ------------   ------------    ------------    ------------
BALANCE, SEPTEMBER 30, 1997                                11,500,000         35,646     27,740,840     (12,896,929)     26,379,557
    Exercise of stock options                                      --             66         27,458              --          27,524
    Stock issued to senior noteholders                             --            268        227,396              --         227,664
    Preferred stock dividends                                      --             --             --      (1,168,216)     (1,168,216)
    Net loss                                                       --             --             --     (16,716,799)    (16,716,799)
                                                         ------------   ------------   ------------    ------------    ------------
BALANCE, SEPTEMBER 30, 1998                              $ 11,500,000   $     35,980   $ 27,995,694    $(30,781,944)   $  8,749,730
                                                         ============   ============   ============    ============    ============


        The accompanying notes are an integral part of these statements.

                        MOTHERS WORK, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                             Year Ended September 30
                                                                             ------------------------------------------------------
                                                                                 1996                 1997                 1998
                                                                             ------------         ------------         ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                          $    903,766         $ (7,639,083)        $(16,716,799)
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating
    activities-
      Depreciation and amortization                                            10,161,531           12,169,900           11,991,958
      Noncash portion of restructuring charge                                          --            3,731,102            7,877,310
      Writedown of inventory related to
        restructuring                                                                  --                   --           10,289,855
      Stock issuance charged to interest expense                                       --                   --              227,664
      Imputed interest on debt                                                    103,284              117,147              131,418
      Deferred tax liability (benefit)                                          1,444,151           (2,729,709)          (7,478,796)
      Amortization of deferred financing
         costs                                                                    418,737              432,172              394,832
       Provision for deferred rent                                                685,749              891,454              867,318
  Changes in assets and liabilities, net of effects
    from purchases of businesses-
      Decrease (increase) in--
        Receivables                                                             2,986,011             (658,111)            (608,651)
        Inventories                                                           (15,879,647)          (6,603,091)          (8,155,179)
        Prepaid expenses and other                                                 64,014             (873,235)          (3,525,981)
      Increase (decrease) in--
        Accounts payable and accrued expenses                                  (4,283,509)           5,250,559            4,000,395
        Accrued store closing                                                  (2,975,657)                  --                   --
        Other liabilities                                                         977,500            1,088,284            1,168,216
                                                                             ------------         ------------         ------------

              Net cash provided by (used in) operating activities              (5,394,070)           5,177,389              463,560
                                                                             ------------         ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of business                                                       (2,442,865)                  --                   --
   Purchases of property, plant and equipment                                 (13,445,841)         (11,699,625)          (9,350,300)
   Increase in intangible and other assets                                     (1,412,008)            (435,866)            (242,075)
                                                                             ------------         ------------         ------------

              Net cash used in investing activities                           (17,300,714)         (12,135,491)          (9,592,375)
                                                                             ------------         ------------         ------------

                                 --(continued)--

                        MOTHERS WORK, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 --(continued)--


                                                                                             Year Ended September 30
                                                                             ------------------------------------------------------
                                                                                 1996                 1997                 1998
                                                                             ------------         ------------         ------------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in line of credit and cash overdrafts, net                        $ 8,638,586         $  7,928,940          $ 12,007,934
  Proceeds from issuance of long-term debt                                     2,340,000                   --                    --
  Repayments of long-term debt                                                  (376,464)            (532,929)             (776,286)
  Debt issuance costs                                                           (305,930)             (34,994)             (173,114)
  Net proceeds from sales of common stock                                      4,396,000                   --                    --
  Proceeds from exercise of options and warrants                                 134,547                  410                27,524
                                                                             -----------         ------------          ------------

              Net cash provided by financing activities                       14,826,739            7,361,427            11,086,058
                                                                             -----------         ------------          ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                                              (7,868,045)             403,325             1,957,243

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR
                                                                               9,130,480            1,262,435             1,665,760
                                                                             -----------         ------------          ------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                       $ 1,262,435         $  1,665,760          $  3,623,003
                                                                             ===========         ============          ============


        The accompanying notes are an integral part of these statements.

                        MOTHERS WORK, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of Business

Mothers Work, Inc. was incorporated in Delaware in 1980 and is a specialty retailer and manufacturer of maternity clothing. The Company operates in 613 retail store locations, including 123 leased departments throughout the United States.

Principles of Consolidation

The consolidated financial statements include the accounts of Mothers Work, Inc. and its wholly owned subsidiary, Cave Springs, Inc (collectively, the Company), as of September 30, 1998. All significant intercompany transactions and accounts have been eliminated in consolidation.

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

Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents for the purpose of determining cash flows. At September 30, 1998, cash and cash equivalents include cash on hand, cash in the bank and certificates of deposit. Cash overdrafts of $5,479,526 and $3,716,615 are included in accounts payable at September 30, 1997 and 1998, respectively.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories manufactured by the Company include the cost of materials, freight, direct labor, manufacturing and distribution overhead.

Prepaid Expenses and Other

Advertising costs are charged to expense as incurred or the first time the advertising takes place. Catalog costs are deferred and amortized over the period in which the related catalogs are distributed. Advertising and catalog expenses were $4,448,821, $5,722,410 and $4,652,749 in fiscal 1996, 1997 and
1998, respectively.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Additions or improvements are capitalized, while repairs and maintenance are charged to expense as incurred. Depreciation and amortization are provided over the estimated useful lives of the assets using the straight-line method. The estimated useful lives are forty years for the building, five to ten years for furniture and equipment and the shorter of the estimated useful life or lease term for leasehold improvements.

Intangible Assets

Goodwill, leasehold interests and other intangible assets are amortized over twenty years, the lease term and five to ten years, respectively. Amortization of goodwill, leasehold interests and other intangible assets was $2,614,796, $2,604,642 and $2,580,880 in fiscal 1996, 1997 and 1998, respectively.

Valuation of Long-Lived Assets

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

Deferred Debt Issuance Costs

Deferred debt issuance costs are amortized over the terms of the related debt using the effective interest method. Amortization of deferred debt issuance costs was $418,737, $432,172 and $478,998 in fiscal 1996, 1997 and 1998, respectively.

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

Basic Net Loss Per Common Share

The Company has presented net loss per common share for fiscal 1996, 1997 and 1998 pursuant to Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings per Share".

Basic net loss per share was computed by dividing net loss applicable to common stockholders by the weighted average number of shares of Common Stock outstanding for each period presented. Diluted net loss per share has not been presented, since the result is anti-dilutive due to the Company's losses.

Statement of Cash Flows

In fiscal 1996, 1997 and 1998, the Company paid $12,137,535, $12,619,836 and
$14,481,028 in interest, respectively. Income taxes refunded in fiscal 1996 were $2,524,525. Capital lease obligations of $508,177 were incurred on equipment leases entered into in fiscal 1998.

The following table lists noncash assets that were acquired and liabilities that were assumed as a result of the Episode acquisition in fiscal 1996 (See Note 2) and the finalization of estimates related to the fiscal 1995 acquisition of A Pea in the Pod, Inc. (Pea) and Motherhood Maternity Shops, Inc. (Motherhood) in 1996 (See Note 2):

                                                                 Year Ended
                                                              September 30, 1996
                                                              ------------------

Noncash Assets:
   Inventories                                                  $ 2,908,666
   Property and equipment                                         4,798,207
   Goodwill                                                       2,308,912
   Deferred income taxes                                          1,006,088
   Other assets                                                      98,940
                                                                -----------

              Net noncash assets acquired                        11,120,813

 Less- Assumed Liabilities:
   Accounts payable and accrued expenses                         (3,682,551)
   Common stock issued to seller                                 (4,995,397)
                                                                -----------

              Net cash used in investing activities             $ 2,442,865
                                                                ===========


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

2.  ACQUISITIONS:

On June 1, 1996, the Company assumed leases, acquired associated assets and inventory of 21 stores of Episode USA Inc. (Episode) for $7.4 million, including transaction costs. Approximately $2.4 million was paid in cash and $5 million was paid through the issuance of 217,365 shares of Mothers Work common stock. The purchase price was allocated to the fair value of the net assets acquired under the purchase method of accounting. No goodwill was recorded in this transaction. In connection with the acquisition, the Company entered into a licensing and distribution agreement with the seller, Toppy International, Inc. (Toppy). During 1998, the Company decided to close its Episode division (See
Note 14) and accrued all remaining costs under the licensing and distribution agreements.

During fiscal 1996 the allocation of the purchase price to the net assets acquired in the acquisitions of Pea and Motherhood was finalized. As a result, approximately $2,309,000 of additional goodwill was recorded.

3.  INVENTORIES:

                                                                            September 30
                                                                  -----------------------------
                                                                        1997           1998
                                                                  -------------    ------------

       Finished goods                                             $  49,937,709    $ 47,220,460
       Work-in-process                                                4,123,387       5,329,252
       Raw materials                                                  9,751,494       9,128,302
                                                                  -------------    ------------

                                                                  $  63,812,590    $ 61,678,014
                                                                  =============    ============

4. PROPERTY, PLANT AND EQUIPMENT:

                                                                           September 30
                                                                  -----------------------------
                                                                       1997            1998
                                                                  -------------    ------------

       Land                                                       $   1,400,000    $  1,400,000
       Building and improvements                                      8,966,636       9,263,810
       Furniture and equipment                                       19,189,344      19,068,841
       Leasehold improvements                                        38,201,842      34,248,218
                                                                  -------------    ------------

                                                                     67,757,822      63,980,869
       Accumulated depreciation and amortization                    (22,384,383)    (26,646,619)
                                                                   ------------    ------------

                                                                  $  45,373,439    $ 37,334,250
                                                                  =============    ============

During fiscal 1997, the Company recorded charges under SFAS No. 121 of approximately $952,000, related to the impairment of leasehold improvements and furniture and equipment at 16 store locations.

5.  ACCRUED EXPENSES:

                                                                           September 30
                                                                  -----------------------------
                                                                       1997            1998
                                                                  -------------    ------------

       Accrued salaries, wages and employee benefits              $   4,692,365    $  5,690,173
       Accrued interest                                               2,157,217       2,078,157
       Accrued sales tax                                              1,184,461       1,791,090
       Accrued restructuring costs                                      555,065       4,761,321
       Other                                                          5,497,949       8,091,021
                                                                  -------------    ------------

                                                                  $  14,087,057    $ 22,411,762
                                                                  =============    ============


6.  LINE OF CREDIT:

In April 1998, the Company replaced its previously existing $27 million working capital facility with a new $44 million working capital facility (the Working Capital Facility) that expires in April 2001. The new Working Capital facility bears interest at the Base Rate, as defined, plus 25 basis points, or LIBOR plus 225 basis points. At September 30, 1998, the interest rate was 8.5%. In addition to the $44 million available for borrowings and letters of credit, the Company has a $4 million letter of credit that collateralizes an Industrial Revenue Bond (see Note 7). The facility has no financial covenants provided that the Aggregate Adjusted Availability, as defined, does not fall below $10 million. At September 30, 1998 the Adjusted Aggregate Availability was approximately $13,742,000 and the Company was in compliance with all non-financial covenants. If the Aggregate Adjusted Availability is less than $10 million, then the Company must achieve a Minimum Cash Flow, as defined, of not less than zero. Consistent with the previous working capital facility, the Working Capital Facility is secured by substantially all of the Company's assets.

In fiscal 1997 and 1998, the weighted average interest rates were 9.89% and 8.75%, respectively.

7.  LONG-TERM DEBT:

                                                                           September 30
                                                                  -----------------------------
                                                                       1997            1998
                                                                  -------------    ------------

       12-5/8% Senior Unsecured Exchange Notes, due
         2005 (less unamortized discount)                         $  90,336,030    $ 90,467,447

       Industrial Revenue Bonds, interest is variable
         (5.65% at September 30, 1998), principal due
         annually through 2020 (collateralized by a
         $4 million letter of credit).                                3,825,000       3,730,000

       Mortgage notes:
           Interest at 3%, principal due monthly to 2011
             (collateralized by a $1 million letter of credit
             and a second mortgage on certain property
             and equipment at the Company's headquarters).            1,856,339       1,745,114
           Interest at 2%, principal due monthly to
             2011(collateralized by certain equipment at
             the Company's headquarters).                               273,882         256,068
           Interest at 4.25%, principal due monthly to
             2001 (collateralized by certain equipment at
             the Company's headquarters).                               209,363         152,935

       Capital lease obligations                                        313,237         534,966

       Other                                                            210,000              --
                                                                   ------------    ------------

                                                                     97,023,851      96,886,115

       Less- Current portion                                           (648,231)       (464,408)
                                                                   ------------    ------------

                                                                   $ 96,375,620    $ 96,421,707
                                                                   ============    ============

Long-term debt maturities as of September 30, 1998 are as follows:

       1999                                                  $   464,408
       2000                                                      500,776
       2001                                                      384,745
       2002                                                      261,965
       2003                                                      275,700
       2004 and thereafter                                    96,531,074
                                                             -----------

                                                              98,481,668

       Less- Unamortized discount                             (1,532,553)
                                                             -----------
                                                             $96,886,115
                                                             ===========


In connection with the acquisition of Motherhood on August 1, 1995, the Company sold 12-5/8% Senior Unsecured Notes due 2005 (the Notes) with a face amount of $92 million. The Notes were issued at 97.934% of their face amount, resulting in an annual effective interest rate of 13%. Interest on the Notes is payable semiannually in cash on February 1 and August 1. The Notes were issued by Mothers Work, Inc. and are unconditionally guaranteed on a senior basis by each subsidiary (see Note 13). The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after August 1, 2000, at 106.250% of their face amount, plus accrued interest, declining ratably to 100% of their face amount on and after August 1, 2002, plus accrued interest. In November 1995, the Company completed an exchange offer whereby the Notes were exchanged for 12-5/8% Senior Unsecured Exchange Notes due 2005 which have been registered under the Securities Act of 1933.

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

The holders of the Series A Preferred Stock are entitled to receive annual cash dividends, which are cumulative to the extent not paid, and compound annually at 8.5%, when declared by the Company's Board of Directors, equal to 8.5% of the stated value. No dividends may be paid on common stock or any other shares of capital stock of the Company ranking junior to the Series A Preferred Stock (other than dividends payable in shares of common stock), until all cumulative and current dividends on Series A Preferred Stock have been declared and paid in full. As of September 30, 1998, accrued dividends on the Series A Preferred Stock were $3,396,916 and are classified as long-term liabilities.

The Series A Preferred Stock is convertible into shares of common stock (i) between August 1, 2000 and November 1, 2006, at an initial conversion rate (subject to adjustments for stock splits, stock dividends, recapitalizations and similar events) equal to ten shares of common stock for each share of Series A Preferred Stock, or (ii) after November 1, 2006, at an initial conversion rate determined by dividing the aggregate stated value of all shares of Series A Preferred Stock to be converted by 90% of the then-market price of the common stock, as defined. After a holder's exercise of the conversion right under (i) above, the Company may only redeem the Series A Preferred Stock from the proceeds of an equity offering. The limitation on this redemption right may only be modified with the consent of the holders of a majority of the outstanding principal amount of the Notes. Upon any conversion, the holder of the Series A Preferred Stock to be converted is entitled to receive payment of all accrued and unpaid dividends in cash unless the Company is prohibited by limitations contained in the Senior Unsecured Exchange Notes. In the case of a conversion under (i) above, if dividends are not paid in cash, the Company will issue a note with interest at the prime rate, payable beginning one year after the date of conversion. The note will be subordinated to the Notes and will be payable only to the extent permitted under the restrictions contained in the Notes. If the note is not paid by August 1, 2003, then all principal and accrued interest may be converted into that number of shares of common stock determined by dividing the amount due by the then-market price, as defined. In the case of a conversion under (ii) above, if accrued dividends are not paid in cash, then such dividends are convertible into common stock on the same basis as the shares of Series A Preferred Stock.

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

10. STOCK OPTION PLANS:

The Company has two stock option plans. Under the Director Stock Option Plan, 2,000 options are granted to each director on an annual basis, and have an exercise price equal to fair market value on the grant date, and immediately vest. Under the 1987 Stock Option Plan, as amended and restated, officers and certain employees may be granted options to purchase the Company's common stock at exercise prices equal to the fair market value of the stock at the date of grant or at other prices as determined by the Compensation Committee of the Board of Directors. Up to a total of 1,425,000 options may be issued under the Plans.

Options generally vest ratably over 5 years. Stock option activity for all plans was as follows:

           -----------------------------------------------------------------------------
                                                   Outstanding          Weighted-Average
                                                       Options            Exercise Price
           -----------------------------------------------------------------------------

           Balance at September 30, 1995               406,047                    $11.07
           Granted                                     222,000                     13.86
           Exercised                                   (19,715)                     6.82
           Canceled                                    (85,090)                    14.24
           -----------------------------------------------------------------------------
           Balance at September 30, 1996               523,242                     11.89
           Granted                                     180,167                     10.02
           Exercised                                       (40)                    10.25
           Canceled                                    (33,420)                    12.07
           -----------------------------------------------------------------------------
           Balance at September 30, 1997               669,949                     11.38
           Granted                                     183,200                      8.45
           Exercised                                    (6,569)                     4.81
           Canceled                                   (116,771)                    10.06
           -----------------------------------------------------------------------------
           Balance at September 30, 1998               729,809                    $10.85
           -----------------------------------------------------------------------------

Options for 264,319, 348,048 and 452,613 shares were exercisable as of September 30, 1996, 1997 and 1998 respectively.

The Company has adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," but has elected to continue to measure compensation expense in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation expense for stock options has been recognized. Had compensation cost for the Company's stock-based compensation plans been determined in accordance with SFAS No. 123, the Company's net loss applicable to common stockholders would have been increased to the pro forma amounts indicated below. The effect of applying SFAS No. 123 in this pro forma disclosure is not indicative of future amounts. SFAS No. 123 does not apply to awards prior to fiscal year ended September 30, 1996. Additional awards in future years are anticipated.


                                                               1996               1997               1998
---------------------------------------------------------------------------------------------------------
     Net Loss Applicable to Common Stockholders:
        As reported                                      $ (73,734)       $(8,727,367)      $(17,885,015)
        Pro forma                                         (882,560)        (9,218,623)       (18,817,166)
---------------------------------------------------------------------------------------------------------
     Basic Net Loss per Common Share:
        As reported                                      $   (0.02)       $     (2.45)       $      (5.00)
        Pro forma                                            (0.27)             (2.59)             (5.26)
---------------------------------------------------------------------------------------------------------

The weighted average fair value of the stock options granted during 1996, 1997 and 1998 was $9.57, $6.93 and $6.15, respectively. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                               1996               1997               1998
        -------------------------------------------------------------------------------------------------
        Dividend yield                                         none               none               none
        Expected price volatility                             65.2%              65.2%              71.2%
        Risk-free interest rates                              6.05%              6.12%              6.11%
        Expected lives                                      7 years            7 years          7.1 years
        -------------------------------------------------------------------------------------------------

The following table summarizes information about stock options outstanding at September 30, 1998:

                                      Options Outstanding                           Options Exercisable
                  -------------------------------------------------------      --------------------------------
Range of               Number      Weighted-Average      Weighted Average          Number      Weighted Average
Exercise Prices   Outstanding       Remaining Life         Exercise Price      Exercisable       Exercise Price
---------------   -----------       --------------         --------------      -----------       --------------

$1.67 to $2.27          8,361                   0.3                 $1.67            8,361                $1.67
$2.28 to $4.55          9,555                   3.1                 $3.09            9,555                $3.09
$4.56 to $6.83          5,180                   5.1                 $6.45            4,380                $6.30
$6.84 to $9.10        106,650                   9.1                 $8.01            2,100                $7.42
$9.11 to $11.38       372,816                   7.1                $10.24          253,980               $10.35
$11.39 to $13.65      190,427                   6.8                $13.42          142,187               $13.39
$13.66 to $15.92       12,500                   7.3                $14.50           12,200               $14.50
$15.93 to $18.20        7,500                   7.3                $16.50            3,000               $16.50
$18.21 to $18.75       17,000                   5.5                $18.28           16,400               $18.26
---------------------------------------------------------------------------------------------------------------
$1.67 to $18.75       729,809                   7.1                $10.85          452,163               $11.38
---------------------------------------------------------------------------------------------------------------

At September 30, 1998, warrants are outstanding to purchase 140,123 shares of common stock at an exercise price of $0.01, these warrants expire on April 5, 2002.

11. INCOME TAXES:

Income taxes (benefit) are comprised of the following:

                                                                Year Ended September 30
                                                       --------------------------------------
                                                          1996           1997        1998
                                                       ----------   ------------  ----------

          Current provision (benefit)                  $  384,421   $        --    $       --
          Deferred provision (benefit)                  1,444,151    (2,676,945)   (7,477,216)
                                                       ----------   -----------   -----------
                                                       $1,828,572   $(2,676,945)  $(7,477,216)
                                                       ==========   ===========   ===========

The reconciliation of the statutory federal rate to the Company's effective income tax rate on the income (loss) before extraordinary item is as follows:

                                                               Year Ended September 30,
                                                        ------------------------------------
                                                         1996          1997            1998
                                                        ------        ------          ------
          Statutory tax rate                             34.0%        (34.0)%         (34.0)%
          State taxes, net of federal benefit             3.7            --              --
          Amortization of goodwill                       27.3           7.3             3.1
          Other                                           1.9           0.8              --
                                                        -----         -----           -----

                                                         66.9%        (25.9)%         (30.9)%
                                                        =====         =====           =====

The deferred tax effects of temporary differences giving rise to the Company's deferred income tax assets are as follows:


                                                                                     September 30
                                                                          ------------------------------
                                                                              1997               1998
                                                                          ------------        ----------

          Deferred tax assets:
            Net operating loss carryforwards                              $ 3,400,024         $7,578,822
            Depreciation of property, plant and equipment                   3,660,267          6,136,967
            Deferred rent                                                   1,234,207          1,285,927
            Inventory reserves                                                687,712          1,006,878
            Employee benefit accruals                                         474,799            303,794
            Other accruals                                                  1,045,986          1,909,455
            Alternative minimum tax credit carryforward                       528,509            528,509
            Other                                                             394,591             86,095
                                                                          -----------        -----------
                                                                           11,426,095         18,836,446
          Deferred tax liabilities:
            Prepaid expenses                                                 (111,075)           (32,099)
            Other                                                             (28,440)           (38,971)
                                                                          -----------        -----------
                                                                          $11,286,580        $18,765,376
                                                                          ===========        ===========


The Company has net operating loss carryforwards for tax purposes of approximately $23,845,000 which expire in 2009 through 2013, of which $4,309,000 were acquired in the acquisitions of Pea and Motherhood. The Company also has alternative minimum tax credits of approximately $529,000 which can be utilized against regular income taxes in the future. While the acquired net operating loss carryforwards are subject to certain annual limitations due to the change in ownership, the Company does not expect the limitations to reduce its ability to ultimately use such carryforwards. The entire tax benefit of the net operating loss carryforwards has been recorded as a deferred income tax asset, as it is more likely than not that it will be realized during the carryforward period. The tax benefit of the acquired net operating loss carryforwards was recorded under the purchase method of accounting.

No valuation allowance has been provided for the net deferred tax assets. Based on the Company's historical levels of taxable income, as adjusted for the restructuring and the nondeductibility of goodwill amortization and the Episode operations, management believes it is more likely than not that the Company will realize the net deferred tax asset at September 30, 1998. Furthermore, management believes the existing net deductible temporary differences will reverse during periods in which the Company generates taxable income. There can be no assurance, however, that the Company will generate taxable earnings or any specific level of earnings in the future.

12. COMMITMENTS AND CONTINGENCIES:

The Company leases its retail facilities and certain equipment under various noncancelable operating leases. Certain of these leases have renewal options. Rent expense, including common area maintenance, was $30,196,546, $39,022,965 and $42,738,584 in fiscal 1996, 1997 and 1998, respectively.

Future minimum lease payments, excluding those related to Episode, as of September 30, 1998 are as follows:


       Fiscal 1999                                     $ 24,893,680
       Fiscal 2000                                       23,469,509
       Fiscal 2001                                       21,628,888
       Fiscal 2002                                       18,964,225
       Fiscal 2003                                       15,824,882
       Fiscal 2004 and thereafter                        28,567,507
                                                       ------------
                                                       $133,348,691
                                                       ============

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

In October 1997, an agreement in principle to settle the litigation in its entirety was reached. Pursuant to the agreement, Mothers Work, along with its Directors' and Officers Liability Insurance Carrier (Insurance Carrier) agreed to pay $2,150,000. As part of the agreement, Mothers Work and the Insurance Carrier, on behalf of some of the defendants, agreed to make an initial payment in October 1997 of $750,000 and $550,000, respectively, to an escrow agent for the settlement fund once the Stipulation of Settlement is executed. The final $850,000 was paid by Mothers Work in January 1998.

13. SUBSIDIARY GUARANTORS:

Pursuant to the terms of the indenture relating to the 12-5/8% Senior Unsecured Exchange Notes due 2005, Cave Springs, Inc., a direct subsidiary of Mothers Work, Inc. has, jointly and severally, unconditionally guaranteed the obligations of Mothers Work, Inc. with respect to the Notes. Effective April 22, 1998 the Page Boy Company, Inc. and Mothers Work (R.E.), Inc., the former Guarantors, merged with Mothers Work, Inc. There are no restrictions on the ability of the Guarantor to transfer funds to Mothers Work, Inc. in the form of loans, advances or dividends, except as provided by applicable law.

Accordingly, set forth below is certain summarized financial information (within the meaning of Section 1-02[bb] of Regulation S-X) for the Guarantors, as of and for the year ended September 30, 1997 and 1998:

                                            September 30,     September 30,
                                                1997              1998
                                            ------------      ------------

       Current assets                       $ 4,127,213         $     2,865
       Noncurrent assets                     80,125,458          39,729,143
       Current liabilities                    3,064,719                  --
       Noncurrent liabilities                52,539,740           2,520,464

                                                  For the Year Ended
                                                     September 30,
                                            ------------------------------
                                                1997              1998
                                            --------------    ------------

       Net sales                             $53,432,799      $12,997,861
       Costs and expenses                     39,829,468           59,410
       Net income                              8,978,198        8,539,372



The summarized financial information for the Guarantor and the former Guarantors has been prepared from the books and records maintained by the Guarantors and the Company. The summarized financial information may not necessarily be indicative of the results of operations or financial position had the Guarantors operated as independent entities. Certain intercompany sales included in the subsidiary records are eliminated in consolidation. Mothers Work, Inc pays all expenditures on behalf of the Guarantor. An amount due to/due from parent will exist at any time as a result of this activity. The summarized financial information includes the allocation of material amounts of expenses such as corporate services, administration and taxes on income. The allocations are generally based on proportional amounts of sales or assets, and taxes on income are allocated consistent with the asset and liability approach used for consolidated financial statement purposes. Management believes these allocation methods are reasonable.

14. RESTRUCTURING CHARGES:

In April 1997, the Company announced a plan to restructure its core maternity business by combining the Mimi Maternity and Maternite overlapping product styles and closing approximately 30 retail locations. Restructuring costs of $5.6 million were recorded in fiscal 1997 and included approximately $2.6 for the write-off of furniture, fixtures and leasehold improvements, $1.7 million for lease termination and other costs and $1.3 million for the write-off of patterns related to over-lapping product styles that will no longer be manufactured by the Company as a result of the Mimi Maternity and Maternite product line consolidation. At September 30, 1997 and 1998, $0.6 million and $0.2 million, respectively, of this restructuring charge remained in accrued expenses. The balances were comprised principally of lease termination fees and other miscellaneous costs.

In addition to the charges discussed above, in March 1997, the Company also recorded a $0.8 million inventory reserve in cost of goods sold for the overlapping product lines, a $0.7 million asset impairment in selling, general and administrative expense for 14 additional facilities and approximately $0.5 million in selling, general and administrative expense for other occupancy related items.

During fiscal 1997, the Company closed 26 stores in connection with the April 1997 restructuring plan. The Company closed one additional store in fiscal 1998 under this restructuring plan. The net sales and operating income before corporate overhead allocations for the stores closed in fiscal 1997 that are included in the accompanying statement of operations for the year ended September 30, 1997 were $6,129,576 and $711,272, respectively.

In May 1998, the Company announced that, in an effort to eliminate losses from the Episode business, approximately 21 Episode locations would be closed or converted to maternity clothing stores. After initial attempts to eliminate losses from that business were not successful the Company announced in September 1998 that all remaining Episode stores would be closed or converted into maternity clothing stores. In connection with the two announcements, charges totaling $20,925,000 ($13,811,000 after consideration of a related tax benefit of $7,114,000) were recorded, and are reflected in the accompanying consolidated statement of operations as cost of goods sold ($10,290,000) and restructuring costs ($10,635,000). The restructuring costs are comprised of $2.9 million of legal and other fees associated with the transfer of leases, $7.3 million for losses on fixed assets and leasehold improvements, $0.2 million for severance, and the remainder for other costs). At September 30, 1998 approximately $4.6 million of the restructuring costs remains in accrued expenses. Of the $4.6 million, approximately $2.1 million relates to losses on purchase commitments for inventory and leasehold improvements, $2.2 million relates to legal and other fees associated with the transfer of leases, and the remainder is for other miscellaneous charges.

In connection with the closure of the Episode division, the Company signed a definitive agreement to sell 24 of its 30 remaining leasehold locations to The Wet Seal, Inc. for approximately $2.8 million. The sale, expected to close on December 1, 1998, is subject to customary closing conditions including receipt of required landlord consents and other third party approval. The Company will close or sell the remaining 6 locations by March 31, 1999. At September 30, 1998, the leasehold interests held for sale to Wet Seal are included in prepaid and other assets.

15. EMPLOYMENT AND CONSULTING AGREEMENTS:

The Company has employment agreements with its Chief Executive Officer/Chairman of the Board (CEO), and President/Chief Operating Officer (COO). The CEO and COO have agreements which expire on September 30, 2001. These agreements provide for base compensation of $350,000 each for fiscal 1999, increasing annually thereafter. On October 1, of each year the term of each agreement automatically extends for successive one year periods extending the expiration date into the third year after the extension. Additionally, the CEO and COO are entitled to an annual cash bonus and stock options based on performance, as defined.

16. RELATED-PARTY ACTIVITY:

The Company paid legal fees of approximately $680,000, $470,000 and $576,000 in fiscal 1996, 1997 and 1998, respectively, to a firm whose partner is a Director of the Company.

17. PROFIT-SHARING PLANS:

The Company has a 401(k) savings plan for full-time employees who have at least one year of service and are 21 years of age. Employees can contribute up to 15% of their annual salary. The Company may make contributions to the plan, which vest over a five-year period. No Company contributions were made in fiscal 1996, 1997 or 1998.

In conjunction with the acquisition of Pea, the Company assumed responsibility for Pea's 401(k) Employees' Savings Plan. Employees who have at least one year of service may participate in the plan, and the Company may make contributions to the plan that vest over a four-year period. No Company contributions were made in fiscal 1995 or 1996. The Company terminated this plan in fiscal 1996 by merging the plan into the Mothers Work 401(k) Savings Plan. In conjunction with the acquisition of Motherhood, the Company assumed responsibility for the final distribution and termination of the Motherhood Retirement Savings Plan. The Company expects that final distributions of this plan will be made in fiscal 1999.