Form 10-Q
period 1998-12-31
MOTHERS WORK INC
filed 1999-02-16
CIK 896985

--------------------------------------------------------------------------------
                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

(Mark One)

[ X ] Quarterly Report Pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934


For the quarterly report ended                 December 31, 1998
                                ------------------------------------------------

                                       Or


[   ]    Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

For the transition period from                     to
                               -------------------     -------------------------

Commission file number                           0-21196
                       ---------------------------------------------------------

                               Mothers Work, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                 133045573
------------------------------------     ---------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

456 North 5th Street, Philadelphia, Pennsylvania               19123
--------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code           (215) 873-2200
                                                        ------------------------




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject

to such filing requirements for the past 90 days.    Yes  [ X ]     No  [  ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                 Common Stock, $.01 par value - 3,619,079 shares
                       outstanding as of February 1, 1999
--------------------------------------------------------------------------------

                        MOTHERS WORK, INC. AND SUBSIDIARY


                                      INDEX
                                      -----

                                                                           Page
                                                                           ----


PART I  - FINANCIAL INFORMATION

Item 1.       Financial Statements (Unaudited)

        Consolidated Balance Sheets                                          1
        Consolidated Statements of Operations                                2
        Consolidated Statements of Cash Flows                                3
        Notes to Consolidated Financial Statements                           4

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations                  6


Item 3.       Qualitative and Quantative Disclosures about Market Risk      10


PART II - OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K                              11

Exhibit Index                                                               12

                         MOTHERS WORK, INC. & SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)

                                                                                   September 30,     December 31,
                                            ASSETS                                     1998              1998
                                                                                  --------------   --------------
CURRENT ASSETS:
      Cash and cash equivalents                                                    $   3,623,003    $   3,323,943
      Receivables
          Trade                                                                        3,422,848        2,875,393
          Other                                                                          131,940          164,627
      Inventories                                                                     61,678,014       62,242,677
      Deferred income taxes                                                            8,846,921        8,846,921
      Prepaid expenses and other                                                       5,992,273        1,244,388
                                                                                   -------------    -------------
                   Total current assets                                               83,694,999       78,697,949

PROPERTY, PLANT AND EQUIPMENT, net                                                    37,334,250       36,266,972

OTHER ASSETS:
      Goodwill, net                                                                   36,524,960       35,970,997
      Deferred income taxes                                                            9,918,455        8,368,813
      Deferred financing costs, net                                                    3,118,042        2,993,578
      Other intangible assets, net                                                     1,154,801        1,128,603
      Other assets                                                                       723,558          918,084
                                                                                   -------------    -------------
                   Total other assets                                                 51,439,816       49,380,075
                                                                                   -------------    -------------
                                                                                   $ 172,469,065    $ 164,344,996
                                                                                   -------------    -------------


                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Line of Credit                                                               $  23,095,934    $  19,660,009
      Current portion of long-term debt                                                  464,408          464,408
      Accounts payable                                                                14,108,610       11,377,963
      Accrued expenses                                                                22,411,762       18,731,244
                                                                                   -------------    -------------
                   Total current liabilities                                          60,080,714       50,233,624

LONG TERM DEBT                                                                        96,421,707       96,370,676

ACCRUED DIVIDENDS ON PREFERRED STOCK                                                   3,396,916        3,709,718

DEFERRED RENT                                                                          3,819,998        3,923,147

COMMITMENTS AND CONTINGENCIES (NOTE 3)

STOCKHOLDERS' EQUITY:
      Series A Cumulative convertible preferred stock, $.01 par value, $280.4878 stated value, 2,000,000 shares authorized, 41,000 shares issued and outstanding (liquidation value
          of $11,500,000)                                                             11,500,000       11,500,000
      Series B Junior participating preferred stock, $.01 par value
          10,000 shares authorized, none outstanding                                        --               --
      Common stock, $.01 par value, 10,000,000 shares authorized,
          3,597,997 and 3,609,097 shares issued and outstanding                           35,980           36,091
      Additional paid-in capital                                                      27,995,694       28,019,247
      Accumulated deficit                                                            (30,781,944)     (29,447,507)
                                                                                   -------------    -------------
                   Total stockholders' equity                                          8,749,730       10,107,831
                                                                                   -------------    -------------
                                                                                   $ 172,469,065    $ 164,344,996
                                                                                   -------------    -------------


   The accompanying notes are an integral part of these financial statements.

                         MOTHERS WORK, INC. & SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                         Three Months Ended
                                                            December 31,
                                                  ------------------------------
                                                      1997             1998

NET SALES                                         $77,396,876      $76,741,956
COST OF GOODS SOLD                                 37,015,489       38,139,938
                                                  -----------      -----------
   Gross profit                                    40,381,387       38,602,018

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES       35,049,872       31,382,215
                                                  -----------      -----------
   Operating income                                 5,331,515        7,219,803
INTEREST EXPENSE, NET                               3,541,187        4,022,922
                                                  -----------      -----------
   Income before income taxes                       1,790,328        3,196,881

INCOME TAX EXPENSE                                    886,371        1,549,642
                                                  -----------      -----------
NET INCOME                                            903,957        1,647,239
PREFERRED DIVIDENDS                                   292,054          312,802
                                                  -----------      -----------
NET INCOME AVAILABLE TO COMMON STOCKHOLDERS       $   611,903      $ 1,334,437
                                                  -----------      -----------
NET INCOME PER COMMON SHARE:
      BASIC                                       $      0.17      $      0.37
                                                  -----------      -----------
      DILUTED                                     $      0.16      $      0.35
                                                  -----------      -----------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
      BASIC                                         3,564,709        3,604,064
                                                  -----------      -----------
      DILUTED                                       3,723,352        3,794,354
                                                  -----------      -----------

        The accompanying notes are an integral part of these statements.

                         MOTHERS WORK, INC. & SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                               Three Months Ended
                                                                                  December 31,
                                                                         -----------------------------
                                                                              1997            1998
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                          $   903,957       $ 1,647,239
     Adjustments to reconcile net income to
       net cash provided by operating activities--
                     Depreciation and amortization                         2,972,040         2,555,430
                     Deferred tax benefit                                    886,371         1,549,642
                     Provision for deferred rent                             277,757           103,149
                     Amortization of deferred financing costs                106,264           124,463
                     Imputed interest on debt                                 31,490            36,443
     Changes in assets and liabilities:
                     (Increase) decrease in--
                       Receivables                                          (362,542)          514,768
                       Inventories                                         1,242,535          (564,663)
                       Prepaid expenses and other                            (19,058)        4,553,359
                     Increase (decrease) in--
                       Accounts payable and accrued expense                1,005,709        (6,723,967)
                       Other liabilities                                     292,054           312,802
                                                                         -----------       -----------
                          Net cash provided by operating activities        7,336,577         4,108,665

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property, plant and equipment                           (2,919,907)         (871,666)
     Increase in intangibles and other assets                                (55,554)          (36,324)
                                                                         -----------       -----------
                          Net cash used in investing activities           (2,975,461)         (907,990)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Decrease in line of credit and cash overdrafts, net                  (4,303,493)       (3,435,925)
     Repayments of long-term debt                                           (158,524)          (87,474)
     Proceeds from exercise of options                                        25,022            23,664
                                                                         ===========       ===========
                          Net cash used in financing activities           (4,436,995)       (3,499,735)
                                                                         -----------       -----------


NET DECREASE IN CASH AND CASH EQUIVALENTS                                    (75,879)         (299,060)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             1,665,760         3,623,003
                                                                         -----------       -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $ 1,589,881       $ 3,323,943
                                                                         -----------       -----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
          Cash paid for interest                                         $   569,110       $   763,143
                                                                         -----------       -----------
          Cash paid for income taxes                                     $      --         $      --
                                                                         -----------       -----------
          Capital lease obligations incurred                             $      --         $      --
                                                                         -----------       -----------


   The accompanying notes are an integral part of these financial statements.

                        MOTHERS WORK, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

                                   (Unaudited)

1. BASIS OF FINANCIAL STATEMENT PRESENTATION


The accompanying unaudited consolidated financial statements are presented in accordance with the requirements for Form 10-Q and do not include all the disclosures required by generally accepted accounting principles for complete financial statements. Reference should be made to the Form 10-K as of and for the year ended September 30, 1998 for Mothers Work, Inc. and Subsidiary (the "Company") for additional disclosures including a summary of the Company's accounting policies.


In the opinion of management, the consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company for the periods presented. Since the Company's operations are seasonal, the interim operating results of the Company may not be indicative of operating results for the full year.


2. STOCK OPTIONS AND WARRANTS

During the three months ended December 31, 1998, 128,500 options were granted to certain officers and employees for the purchase of the Company's common stock at prices at least equal to the fair market value on the date of grant.


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


4. EARNINGS PER SHARE (EPS)

Earnings per share is computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share". The calculation of EPS is as follows:

                                             For the Quarter Ended December 31, 1998
                                             ----------------------------------------
                                               Income           Shares      Per share
                                             (Numerator)    (Denominator)     Amount
                                             ----------------------------------------
Basic EPS
Income available to common stockholders      $1,334,437       3,604,064      $   0.37

Effect of dilutive securities
Warrants                                                        139,993
Stock options                                      --            50,297
                                             ----------       ---------

Diluted EPS
Income available to common stockholders      $1,334,437       3,794,355      $   0.35
                                             ----------       ---------

                        MOTHERS WORK, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                                December 31, 1998

                                   (Unaudited)

                                             For the Quarter Ended December 31, 1997
                                             ----------------------------------------
                                               Income           Shares      Per share
                                             (Numerator)    (Denominator)     Amount
                                             ----------------------------------------
Basic EPS
Income available to common stockholders        $611,903       3,564,709         $0.17

Effect of dilutive securities
Warrants                                                        139,965
Stock options                                      --            18,678
                                               --------       ---------
Diluted EPS                                    $611,903       3,732,352         $0.16
                                               --------       ---------


Options to purchase 863,319 shares of common stock at prices ranging from $2.93 to $18.75 per share were outstanding during the first quarter of fiscal 1999, and were included in the computation of diluted EPS to the extent that they were dilutive. The outstanding expire between 2003 and 2008. In addition, the 41,000 shares of Series A Cumulative Convertible Preferred Stock could potentially dilute basic EPS in the future.

5. RESTRUCTURING CHARGES

During fiscal 1998, the Company closed its Episode division, incurring charges totaling $20,925,000. At December 31, 1998, approximately $2.0 million of the restructuring costs remain in accrued expenses. Of the $2.0 million, most of it relates to legal and other fees associated with the transfer of leases, and the remainder is for other miscellaneous charges.

6. SUBSIDIARY GUARANTOR


Pursuant to the terms of an indenture relating to the 12 5/8% Senior Unsecured Exchange Notes due 2005 (the "Notes"), the Company's direct subsidiary, Cave Springs, Inc., has, unconditionally guaranteed the obligations of Mothers Work, Inc. with respect to these Notes. There are no restrictions on the ability of the Guarantor to transfer funds to Mothers Work, Inc. in the form of loans, advances, or dividends, except as provided by applicable law.


Accordingly, set forth below is certain summarized financial information (within the meaning of Section 1-02(bb) of Regulation S-X) for the Guarantor:


                                             September 30, 1998      December 31, 1998
                                             ------------------      -----------------
         Current assets                          $      2,865          $      2,865
         Non-current assets                      $ 39,729,143          $ 44,662,183
         Current liabilities                     $         --          $         --
         Non-current liabilities                 $  2,520,464          $  4,207,597

         Net sales                               $ 15,420,959          $  4,933,030
         Costs and expenses                      $  9,764,874          $     15,000
         Net income                              $  3,733,016          $  3,245,906

This summarized financial information for the Guarantor has been prepared from the books and records maintained by the Guarantor and the Company. The summarized financial information may not necessarily be indicative of the results of operations or financial position had the Guarantor operated as an independent entity. Certain intercompany sales included in the Subsidiary's records are eliminated in consolidation. The Guarantor receives all inventory from and transfer all cash to Mothers Work, Inc., who, in turn, pays all expenditures on behalf of the Guarantor. An amount due to/due from parent will exist at any time as a result of this activity. The summarized financial information includes the allocation of material amounts of expenses such as corporate services, administration, and taxes on income. The allocations are generally based on proportional amounts of sales or assets, and taxes on income are allocated consistently with the asset and liability approach used for consolidated financial statement purposes. Management believes these allocation methods are reasonable.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The following tables set forth certain operating data as a percentage of sales and as a percentage change for the periods indicated:



                                       Percentage of Net Sales           % Increase (Decrease)
                                            Three Months Ended              Three Months Ended
                                        1997              1998      December 31, 1997 and 1998
                                        ----              ----      --------------------------
Net Sales                              100.0%            100.0%                          (0.8)%
Cost of goods sold                      47.8              49.7                             3.0
                                      ------            ------
Gross profit                            52.2              50.3                           (4.4)
Selling, general and
    Administrative expenses             45.3              40.9                          (10.5)
                                      ------            ------
Operating income                         6.9               9.4                            35.4
Interest expense, net                    4.6               5.2                            13.6
                                      ------            ------
Income before income taxes               2.3               4.2                            78.6
Income tax expense                       1.1               2.1                            74.8
                                      ------            ------
Net income                               1.2%              2.1%                           82.2%
                                      ------            ------

The following table sets forth certain information representing growth in the number of leased departments and Company-owned stores for the periods indicated:


                                                Three Months Ended        Three Months Ended
                                                 December 31, 1997         December 31, 1998
                                                 -----------------         -----------------
     Beginning of period:
         Maternity stores                                      431                       460
         Non-maternity stores                                   42                         -
         Lease maternity departments                           114                       123
                                                               ---                       ---
                  Total                                        587                       583
     Opened:
         Maternity stores                                       15                        13
         Non-maternity stores                                    8                         -
         Lease maternity departments                            12                         5

     Closed:
         Maternity stores                                        -                         -
         Non-maternity stores                                    -                         -
         Lease department stores                                (1)                      (22)
                                                                ---                      ----

     End of period:
         Maternity stores                                      446                       473
         Non-maternity stores                                   50                         -
         Lease maternity departments                           125                       106
                                                               ---                       ---
                  Total                                        621                       579
                                                               ---                       ---

In 1998, the Company terminated its Episode operations. The Company's results of operations for the first quarter of fiscal 1998 included the following amounts for the Episode division:


          Revenues                                     $ 13,356,000
          Cost of goods sold                              7,521,000
          Gross profit                                    5,835,000
          Contribution margin (loss)                   $ (2,255,000)

* Contribution margin is comprised of gross margin less cost of store operations, royalties, and certain related expenses.


Three Months Ended December 31, 1998 and 1997

Net Sales

Net sales of $76.7 million in the first quarter of fiscal 1999 decreased by $0.7 million or 0.8%, as compared to the first quarter of fiscal 1998 of $77.4 million, which included $13.4 million of sales from the now closed Episode America stores. Net sales for its maternity business increased 19.8% to $76.7 million in the first quarter of fiscal 1999 from $64.0 million in the same quarter of the preceding year. The increase was primarily due to a comparable store sales increase in its maternity business of 15.0% during the first quarter of fiscal 1999 (based on 492 stores) versus a comparable sales increase of 11.6% during the first quarter of fiscal 1998 (based on 386 stores). At December 31, 1998 the Company had 579 maternity clothing locations, as compared to 571 maternity clothing locations and 50 Episode(R) upscale "bridge" women's apparel stores at December 31, 1997. All of the Episode stores were closed as of December 31, 1998.


Gross Profit

Gross profit in the maternity business in the first quarter of fiscal 1999 increased $4.1 million or 11.7%, as compared to the first quarter of fiscal 1998 gross profit for the maternity division which was $34.5 million. Gross profit as a percentage of net sales decreased to 50.3% in the first quarter of fiscal 1999 as compared to maternity gross profit of 54.0% in the comparable period of the prior year. The decrease in gross profit as a percentage of sales results from sales in the Motherhood division, which operates at a lower gross profit percentage, growing at a faster rate than sales in the high end maternity division. Gross profit was also reduced as the company reduced selling prices in its moderate division, in an effort to counter aggressive competition.


Selling, General & Administrative Expenses

Selling, general and administrative expenses decreased $3.7 million or 10.5% in the first quarter of fiscal 1999 as compared to the first quarter of fiscal 1998 and, as a percentage of net sales, decreased from 45.3% to 40.9%. The decrease as a percentage of sales was primarily due to the increase in net sales, but also benefited from the elimination of certain Episode related selling, general and administrative costs. The dollar decrease in the first quarter of fiscal 1999, as compared to the first quarter of fiscal 1998, was primarily due to the elimination of Episode related store wages, rents and operating expenses at the store level, offset by increases in the same expenses for the maternity business. The increase in the number of maternity stores is the principal cause of the increase in maternity business expenses.


Operating Income

The operating income in the first quarter of fiscal 1999 was $7.2 million, or 9.4% of sales, as compared to $5.3 million, or 6.9% of sales, in the first quarter of fiscal 1998. Operating income for the maternity business decreased $0.1 million in the first quarter of fiscal 1999 when compared to the first quarter of fiscal 1998.


Interest Expense, Net

Net interest expense increased by $0.5 million in the first quarter of fiscal 1999 compared with the first quarter of fiscal 1998, and as a percentage of sales, increased from 4.6% to 5.2%. The dollar increase was primarily due to short-term borrowings under the line of credit agreement.


Income Taxes

The effective income tax rate was 48.5% in the first quarter of fiscal 1999 as compared to 49.5% in the first quarter of fiscal 1998. The change in the effective income tax rate was primarily due to the relationship of non-deductible goodwill amortization to income before income taxes.


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash needs during the quarter ended December 31, 1998 have been primarily for furniture and fixtures and leasehold improvements required to increase the number of retail locations. The Company also used excess cash flow to reduce its outstanding borrowings on its line of credit. The Company's cash source for the first quarter of fiscal 1999 has primarily been from operations. At December 31, 1998 the Company had available cash and cash equivalents of $3.3 million, compared to $3.6 million at September 30, 1998.


Net cash provided by operating activities was $4.1 million in the first quarter of fiscal 1999 compared with $7.3 million in the first quarter of fiscal 1998. The net cash provided by operating activities in the first quarter of fiscal 1999 includes cash provided by net income, including adjustments for non-cash items of $6.0 million, less cash used by working capital of $1.9 million. The principal component of cash used for working capital in the first quarter of fiscal 1999 was a $6.7 million decrease in accounts payable and accrued expenses, which was partially offset by a decrease in prepaid expenses. The reduction in accrued expenses and prepaid expenses largely related to Episode related expenses and cash receipts. The net cash provided by working capital in the first quarter of fiscal 1998 derived from cash provided by net income, after adjustments for non-cash items of $5.1 million, plus cash provided by working capital of $2.2 million. The cash provided by working capital in the first quarter of fiscal 1998 consisted of a $1.2 million reduction in inventories and an increase in accounts payable and accrued expenses, all of which were partially offset by increases in receivables, prepaid expenses, and other assets.

Net cash used in investing activities decreased from $3.0 million in the quarter ended December 31, 1997 to $0.9 million in the quarter ended December 31, 1998. The cash used in investing activities for the first quarter of fiscal 1998 included $2.7 million used for capital expenditures for new store facilities, primarily Motherhood and Episode, and improvements to existing stores, $0.2 million for other corporate capital expenditures and $0.1 million for intangible and other assets. This compares with investing activities amounting to $0.9 million for the first quarter of fiscal 1999, which derives principally from capital expenditures for new stores.

Net cash used in financing activities decreased $0.9 million, from $4.4 million used in financing activities in the quarter ended December 31, 1997 to $3.5 million used in financing activities for the quarter ended December 31, 1998. The $3.5 million used in financing activities in the first quarter of fiscal 1999 was used to repay $3.4 million on the line of credit and cash overdraft activity and $0.1 million in repayment of long-term debt, offset by proceeds from the exercise of stock options. This compares with $4.3 million in repayment of borrowings on the line of credit and cash overdraft activity and $0.2 million in repayment of long-term debt in the same quarter of the preceding year.

In April, 1998 the Company entered into a $44 million Working Capital Facility Agreement (the "Agreement") which expires in April, 2001. In addition to the Working Capital Facility, which can be used for borrowings and letters of credit, the Company also has an additional $4 million letter of credit to collateralize an Industrial Revenue Bond. Further, there are no financial requirements under the Agreement unless the Aggregate Adjusted Availability ("AAA"), as defined in the Agreement, falls below $10 million. If the AAA falls below $10 million, then the Company must achieve a Minimum Cash Flow, also defined in the Agreement, of not less than zero. During the first quarter of fiscal 1999 the Company achieved a positive cash flow, and the AAA did not fall below $10 million. As of February 10, 1999 the Company had $26.4 million in borrowings and $8.7 million in additional letters of credit under the Working Capital Facility, which includes approximately $4 million collateralizing the Industrial Revenue Bond.

In its maternity operations, the Company intends to focus primarily on growing the moderate priced Motherhood business. The gross margin from Motherhood is typically lower than the remainder of the maternity business, and consequently as revenues from the Motherhood business increase as a percentage of total Company revenues gross margin percentages for the Company may decline.

The Company believes that its current cash and working capital positions, available borrowing capacity through the Working Capital Facility and net cash expected to be generated from operations will be sufficient to fund the Company's working capital requirements and required principal and interest payments for fiscal 1999. Based on the Company's fiscal 1999 expansion plan, the Company expects capital expenditures to be approximately $5.4 million, of which approximately $0.9 million was expended by December 31, 1998. Most of the planned capital expenditures related to new store openings and computer equipment. There are currently no restrictions on the ability of the Guarantor to transfer funds to the Company in the form of cash dividends, loans or advances other than restrictions imposed by applicable law.

The Year 2000 issue arises from computer programs, commercial systems and embedded chips that will be unable to properly interpret dates beyond the year 1999 ("Y2K"). The Company uses numerous proprietary and third party computer technologies -- both hardware and software -- directly in its business. The Company also relies on numerous third parties and their systems' ability to address the Y2K issue. The Company's critical management information systems include: point-of-sale equipment; procurement, manufacturing and distribution equipment; credit card and banking services; and business and accounting management systems. In order to assess its readiness for the Y2K issue, the Company conducted a comprehensive review of its internal computer systems to identify any potential applications that could be compromised by the Year 2000 issue. The Company also reviewed the Y2K readiness of its key vendors and suppliers. Based on the results of the reviews, the Company believes that the reasonably likely worst case scenario would involve short-term disruption of systems affecting its supply and distribution channels. The Company is developing contingency plans and identifying the necessary actions it would need to take if critical systems or service providers were not Y2K compliant. The Company expects to finalize these contingency plans by mid-1999.

At the present time, the Company is not aware of any Y2K issues that are expected to materially affect its products, services, competitive position or financial performance. Notwithstanding the Company's efforts in this regard, there does exist the risk that the Y2K issue will manifest itself in unanticipated ways, thereby adversely affecting the Company's performance in the future. In addition, the Company can not give assurance that the third parties with whom it does business will address any Y2K issues in their own systems on a timely basis. Total incremental expenses incurred to date, and those yet to be incurred, related to review and remediation of the Y2K issue have not had and are not expected to have a material impact on the Company's financial position.

SAFE HARBOR STATEMENTS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

The Company cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in
Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Report or made from time to time by management of the Company involve risks and uncertainties, and are subject to change based on various important factors. The following factors, among others, in some cases have affected and in the future could affect the Company's financial performance and actual results and could cause actual results for fiscal 1999 and beyond to differ materially from those expressed or implied in any such forward-looking statements: changes in consumer spending patterns, raw material price increases, consumer preferences and overall economic conditions, the impact of competition and pricing, changes in weather patterns, availability of suitable store locations at appropriate terms, continued availability of capital and financing, ability to develop and source merchandise, ability to hire and train associates, changes in fertility and birth rates, political stability, currency and exchange risks, changes in existing or potential duties, tariffs or quotas, postal rate increases and charges, paper and printing costs, and other factors affecting the Company's business which are beyond the Company's control.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The analysis below presents the sensitivity of the market value of the Company's financial instruments to selected changes in market rates. The range of changes chosen reflects the Company's view of changes which are reasonably possible over a one-year period. The Company's financial instruments consist principally of its debt portfolio. The Company believes that the market risk exposure on other financial instruments is immaterial.

At December 31, 1998, the major components of the Company's debt portfolio are Senior Unsecured Exchange Notes (the " Notes") and a Line of Credit (the "Line"), both denominated in US dollars. The Notes bear interest at a fixed rated of 125/8%, and the Line bears interest at a variable rate which, at December 31, 1998 was approximately 81/2%. While a change in interest rates would not affect the interest incurred or cash flow related to the fixed portion of the debt portfolio, the Debt Value would be affected. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position.

The sensitivity analysis as it relates to the fixed portion of the Company's debt portfolio assumes an instantaneous 100 basis point move in interest rates from their levels at December 31, 1998 with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in Debt Value of $0.9 million at December 31, 1998. A 100 basis point decrease in market interest rates would result in a $0.9 million increase in Debt Value at December 31, 1998.

Based on the variable rate debt included in the Company's debt portfolio at December 31, 1998, a 100 basis point increase in interest rates would result in an additional $0.2 million of interest incurred per year. A 100 basis point decrease would lower interest expense by $0.2 million.

PART II.        OTHER INFORMATION

Item 6.         Exhibits and Reports on Form 8-K

         (a)    27       Financial Data Schedule (schedule submitted in
                         electronic format only)

         (b) Reports on Form 8-K.

                  None.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  MOTHERS WORK, INC.

Date: February 12, 1999              By:          /s/ Dan W. Matthias
                                         --------------------------------------
                                                    Dan W. Matthias
                                                Chief Executive Officer
                                                          And
                                                 Chairman of the Board

Date: February 12, 1999              By:           /s/ Thomas Frank
                                         --------------------------------------
                                                     Thomas Frank
                                                Chief Financial Officer
                                                          And
                                               Vice President - Finance

                                  EXHIBIT INDEX


   Exhibit
     No.                         Description                         Page No.
--------------                                                   ---------------

     27         Financial Data Schedule (schedule submitted in
                Electronic format only)                                 13