Form 10-Q
period 1999-03-31
MOTHERS WORK INC
filed 1999-05-17
CIK 896985

-------------------------------------------------------------------------------

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q

|X| Quarterly Report Pursuant to Section 13 of 15(d) of the Securities Exchange
    Act of 1934

For the quarterly report ended    March 31, 1999
                                  --------------
                                       Or

| | Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from                     to
                               -------------------     ------------------------

Commission file number                           0-21196
                       --------------------------------------------------------

                               Mothers Work, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                  133045573
---------------------------------     ----------------------------------------
 (State or other jurisdiction           (I.R.S. Employer Identification No.)
of incorporation or organization)

456 North 5th Street, Philadelphia, Pennsylvania                  19123
------------------------------------------------         ----------------------
    (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code          (215) 873-2200
                                                   ----------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes   |X|       No   | |
                                            ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
  Common Stock, $.01 par value - 3,509,885 shares outstanding as of May 1, 1999
-------------------------------------------------------------------------------

                        MOTHERS WORK, INC. AND SUBSIDIARY

                                      INDEX

                                                                            Page
                                                                            ----
PART I  - FINANCIAL INFORMATION

Item 1.       Financial Statements (Unaudited)

              Consolidated Balance Sheets                                     1
              Consolidated Statements of Operations                           2
              Consolidated Statements of Cash Flows                           3
              Notes to Consolidated Financial Statements                      4

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations                   7

Item 3.       Qualitative and Quantitative Disclosures about Market Risk     13

PART II - OTHER INFORMATION


Item 4        Submission of matters to a vote of security holders            14

Item 6.       Exhibits and Reports on Form 8-K                               14

Exhibit Index                                                                15

                         MOTHERS WORK, INC. & SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)

                                                                                   September 30,             March 31,
                                  ASSETS                                               1998                     1999
                                                                                   -------------           -------------
CURRENT ASSETS:
      Cash and cash equivalents                                                      $ 3,623,003             $ 3,787,961
      Receivables
          Trade                                                                        3,422,848               2,707,282
          Other                                                                          131,940                 578,942
      Inventories                                                                     61,678,014              62,774,726
      Deferred income taxes                                                            8,846,921               8,846,921
      Prepaid expenses and other                                                       5,992,273               1,982,439
                                                                                   -------------           -------------
                   Total current assets                                               83,694,999              80,678,271

PROPERTY, PLANT AND EQUIPMENT, net                                                    37,334,250              36,259,160

OTHER ASSETS:
      Goodwill, net                                                                   36,524,960              35,417,033
      Deferred income taxes                                                            9,918,455               8,887,318
      Deferred financing costs, net                                                    3,118,042               2,869,063
      Other intangible assets, net                                                     1,154,801               1,111,795
      Other assets                                                                       723,558                 752,056
                                                                                   -------------           -------------
                   Total other assets                                                 51,439,816              49,037,265
                                                                                   -------------           -------------

                                                                                   $ 172,469,065           $ 165,974,696
                                                                                   =============           =============


                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Line of Credit                                                               $  23,095,934           $  25,089,784
      Current portion of long-term debt                                                  464,408                 464,408
      Accounts payable                                                                14,108,610              11,639,771
      Accrued expenses                                                                22,411,762              16,338,037
                                                                                   -------------           -------------
                   Total current liabilities                                          60,080,714              53,532,000

LONG TERM DEBT                                                                        96,421,707              96,320,464

ACCRUED DIVIDENDS ON PREFERRED STOCK                                                   3,396,916               4,022,520

DEFERRED RENT                                                                          3,819,998               4,005,992

COMMITMENTS AND CONTINGENCIES (NOTE 3)

STOCKHOLDERS' EQUITY:
      Series A Cumulative convertible preferred stock, $.01 par value,
          $280.4878 stated value, 2,000,000 shares authorized,
          41,000 shares issued and outstanding (liquidation value
          of $11,500,000)                                                             11,500,000              11,500,000
      Series B Junior participating preferred stock, $.01 par value
          10,000 shares authorized, none outstanding                                          --                      --
      Common stock, $.01 par value, 10,000,000 shares authorized,
          3,597,997 and 3,509,885 shares issued and outstanding                           35,980                  35,099
      Additional paid-in capital                                                      27,995,694              26,899,813
      Accumulated deficit                                                            (30,781,944)            (30,341,192)
                                                                                   -------------           -------------
                   Total stockholders' equity                                          8,749,730               8,093,720
                                                                                   -------------           -------------

                                                                                   $ 172,469,065           $ 165,974,696
                                                                                   =============           =============

   The accompanying notes are an integral part of these financial statements.

                         MOTHERS WORK, INC. & SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                            Three Months Ended                           Six Months Ended
                                                                 March 31,                                   March 31,
                                                    -----------------------------------         -----------------------------------
                                                         1998                 1999                   1998                  1999

NET SALES                                           $  67,760,866         $  66,469,493         $ 145,157,742         $ 143,211,449
COST OF GOODS SOLD                                     34,013,978            33,848,170            71,029,467            71,988,108
                                                    -------------         -------------         -------------         -------------
           Gross profit                                33,746,888            32,621,323            74,128,275            71,223,341
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES           34,517,982            30,215,746            69,567,854            61,597,961
                                                    -------------         -------------         -------------         -------------
           Operating income (loss)                       (771,094)            2,405,577             4,560,421             9,625,380
INTEREST EXPENSE, NET                                   3,560,518             3,504,965             7,101,705             7,527,887
                                                    -------------         -------------         -------------         -------------
           Income (loss) before income taxes           (4,331,612)           (1,099,388)           (2,541,284)            2,097,493
INCOME TAX EXPENSE (BENEFIT)                           (2,156,855)             (518,505)           (1,270,484)            1,031,137
                                                    -------------         -------------         -------------         -------------
NET INCOME (LOSS)                                      (2,174,757)             (580,883)           (1,270,800)            1,066,356
PREFERRED DIVIDENDS                                       292,054               312,802               584,108               625,604
                                                    -------------         -------------         -------------         -------------
NET INCOME (LOSS) AVAILABLE
      TO COMMON STOCKHOLDERS                        $  (2,466,811)        $    (893,685)        $  (1,854,908)        $     440,752
                                                    =============         =============         =============         =============
NET INCOME (LOSS) PER COMMON SHARE:
      BASIC                                         $       (0.69)        $       (0.25)        $       (0.52)        $        0.12
                                                    =============         =============         =============         =============
      DILUTED                                               (0.69)                (0.25)                (0.52)        $        0.12
                                                    =============         =============         =============         =============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
      BASIC                                             3,570,662             3,594,860             3,567,653             3,599,462
                                                    =============         =============         =============         =============
      DILUTED                                           3,570,662             3,594,860             3,567,653             3,797,438
                                                    =============         =============         =============         =============

   The accompanying notes are an integral part of these financial statements.

                         MOTHERS WORK, INC. & SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                  Six Months Ended
                                                                                       March 31,
                                                                           -------------------------------
                                                                               1998                1999

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                     $(1,270,800)        $ 1,066,356
     Adjustments to reconcile net income to
       net cash provided by (used in) operating activities--
                     Depreciation and amortization                           6,045,921           5,093,373
                     Deferred tax benefit                                   (1,270,484)          1,031,137
                     Provision for deferred rent                               537,726             185,994
                     Amortization of deferred financing costs                  212,573             248,978
                     Imputed interest on debt                                   64,344              73,708
     Changes in assets and liabilities:
                     (Increase) decrease in--
                       Receivables                                          (1,561,325)            268,564
                       Inventories                                          (2,910,517)         (1,096,712)
                       Prepaid expenses and other                               92,731           3,981,336
                     Increase (decrease) in--
                       Accounts payable and accrued expense                  1,726,911          (9,168,168)
                       Other liabilities                                       584,108             625,604
                                                                           -----------         -----------
                          Net cash provided by operating activities          2,251,188           2,310,170
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property, plant and equipment                             (5,182,983)         (2,802,669)
     Increase in intangibles and other assets                                  (77,252)            (64,680)
                                                                           -----------         -----------
                          Net cash used in investing activities             (5,260,235)         (2,867,349)
CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase in line of credit and cash overdrafts, net                     2,193,921           1,993,850
     Purchase of common stock                                                     --            (1,207,500)
     Repayments of long-term debt                                             (246,118)           (174,951)
     Debt issuance costs                                                       (17,959)               --
     Proceeds from exercise of options                                          27,524             110,738
                                                                           -----------         -----------
                          Net cash provided by financing activities          1,957,368             722,137
                                                                           -----------         -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        (1,051,679)            164,958
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               1,665,760           3,623,003
                                                                           -----------         -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $   614,081         $ 3,787,961
                                                                           ===========         ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
          Cash paid for interest                                           $ 6,871,280         $ 6,939,541
                                                                           ===========         ===========
          Cash paid for income taxes                                       $      --           $      --
                                                                           ===========         ===========
          Capital lease obligations incurred                               $   477,677         $      --
                                                                           ===========         ===========

   The accompanying notes are an integral part of these financial statements.

                        MOTHERS WORK, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1999

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


2. STOCK OPTIONS AND WARRANTS

During the quarter ended March 31, 1999, 11,500 options were granted to certain officers and employees for the purchase of the Company's common stock at prices at least equal to the fair market value on the date of grant.


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

                                         MOTHERS WORK, INC. AND SUBSIDIARY
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                  MARCH 31, 1999

                                                    (Unaudited)

4. EARNINGS PER SHARE (EPS)

Earnings per share is computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share". The calculation of EPS is as follows:


                                                                           For the Quarter Ended March 31, 1999
                                                               -------------------------------------------------------
                                                                   Loss                    Shares             Per share
                                                                (Numerator)             (Denominator)           Amount
                                                               ------------             -------------         ---------
Basic EPS
Income available to common stockholders                        $   (893,685)              3,594,860             $(0.25)

                                                                           For the Quarter Ended March 31, 1998
                                                               -------------------------------------------------------
                                                                   Loss                    Shares             Per share
                                                                (Numerator)             (Denominator)           Amount
                                                               ------------             -------------         ---------
Basic EPS
Income available to common stockholders                        $(2,466,811)               3,570,662             $(0.69)

                                                                          For the Six Months Ended March 31, 1999
                                                               -------------------------------------------------------
                                                                  Income                   Shares             Per share
                                                                (Numerator)             (Denominator)           Amount
                                                               ------------             -------------         ---------
Basic EPS
Income available to common stockholders                        $    440,752               3,599,462             $ 0.12
Effect of dilutive securities
Warrants                                                                                    140,000
Stock options                                                            --                  57,976
                                                               ------------               ---------
Diluted EPS
Income available to common stockholders                        $    440,752               3,797,438             $0.12
                                                               ------------               ---------

                                                                          For the Six Months Ended March 31, 1998
                                                               -------------------------------------------------------
                                                                  Income                   Shares             Per share
                                                                (Numerator)             (Denominator)           Amount
                                                               ------------             -------------         ---------

Basic EPS
Income available to common stockholders                        $(1,854,908)               3,567,653             $(0.52)



Options to purchase 863,319 shares of common stock at prices ranging from $1.67 to $18.75 per share were outstanding during the first six months of fiscal 1999, and were included in the computation of diluted EPS to the extent that they were dilutive. The outstanding options expire between 2003 and 2008. In addition, the 41,000 shares of Series A Cumulative Convertible Preferred Stock could potentially dilute basic EPS in the future, although they were not dilutive for the six month period ended March 31, 1999.

                        MOTHERS WORK, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999

                                   (Unaudited)

5. RESTRUCTURING CHARGES

During fiscal 1998, the Company closed its Episode(R) division, incurring charges totaling $20,925,000. At March 31, 1999, approximately $1.3 million of the restructuring costs remain in accrued expenses. The majority of the $1.3 million relates to legal and other fees associated with the transfer of leases.

6. SUBSIDIARY GUARANTOR

Pursuant to the terms of an indenture relating to the 12 5/8% Senior Unsecured Exchange Notes due 2005 (the "Notes"), the Company's direct subsidiary, Cave Springs, Inc., has unconditionally guaranteed the obligations of Mothers Work, Inc. with respect to these Notes. There are no restrictions on the ability of the Guarantor to transfer funds to Mothers Work, Inc. in the form of loans, advances, or dividends, except as provided by applicable law.

Accordingly, set forth below is certain summarized financial information (within the meaning of Section 1-02(bb) of Regulation S-X) for the Guarantor:

                                                               September 30, 1998                    March 31, 1999
                                                               ------------------                    --------------
         Current assets                                           $     2,865                          $     2,865
         Non-current assets                                       $39,729,143                          $48,975,303
         Current liabilities                                      $        --                          $        --
         Non-current liabilities                                  $ 2,520,464                          $ 5,683,958

         Net sales                                                $15,420,959                          $ 9,246,160
         Costs and expenses                                       $ 9,764,874                          $    30,000
         Net income                                               $ 3,733,016                          $ 6,082,665


This summarized financial information for the Guarantor has been prepared from the books and records maintained by the Guarantor and the Company. The summarized financial information may not necessarily be indicative of the results of operations or financial position had the Guarantor operated as an independent entity. Certain intercompany sales included in the Subsidiary's records are eliminated in consolidation. Mothers Work, Inc., in turn, pays all expenditures on behalf of the Guarantor. An amount due to/due from parent will exist at any time as a result of this activity. The summarized financial information includes the allocation of material amounts of expenses such as corporate services, administration, and taxes on income. The allocations are generally based on proportional amounts of sales or assets, and taxes on income are allocated consistently with the asset and liability approach used for consolidated financial statement purposes. Management believes these allocation methods are reasonable.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The following tables set forth certain operating data as a percentage of sales and as a percentage change for the periods indicated:

                                                                                                       % Period to Period
                                                                                                       Increase(Decrease)
                                                     Percentage of Net Sales                       --------------------------
                                    --------------------------------------------------------       Three Months    Six Months
                                            Three                              Six                     Ended          Ended
                                         Months Ended                      Months Ended               March 31,      March 31
                                           March 31,                         March 31                   1999          1999
                                    ----------------------------  --------------------------        Compared to    Compared to
                                    1998             1999             1998             1999             1998          1998
                                    -----            -----            -----            -----        -----------    -----------

Net sales                           100.0%           100.0%           100.0%           100.0%           (1.9)%         (1.3)%
Cost of goods sold                   50.2             50.9             48.9             50.3            (0.5)           1.3
                                    -----            -----            -----            -----
        Gross profit                 49.8             49.1             51.1             49.7            (3.3)          (3.9)
Selling, general
     and administrative
     expenses                        50.9             45.5             48.0             43.0           (12.5)         (11.5)
                                    -----            -----            -----            -----
        Operating income             (1.1)             3.6              3.1              6.7              NM             NM
Interest expense, net                 5.3              5.3              4.9              5.2            (1.6)           6.0
                                    -----            -----            -----            -----
Income (loss) before
     income taxes                    (6.4)            (1.7)            (1.8)             1.5              NM             NM
Income tax provision
 (benefit)                           (3.2)            (0.8)            (0.9)             0.8              NM             NM
                                    -----            -----            -----            -----
Net income (loss)                    (3.2)%           (0.9)%           (0.9)%            0.7%             NM             NM
                                    =====            =====            =====            =====

NM - Not Meaningful.

The following table sets forth certain information representing growth in the number of leased departments and Company-owned stores for the periods indicated:


                                             Three              Three              Six                Six
                                            Months             Months             Months             Months
                                            Ended              Ended              Ended              Ended
                                           March 31,          March 31,          March 31,          March 31,
                                             1998               1999               1998               1999
                                           ---------          ---------          ---------          ---------
Beginning of period
  Maternity Stores                            446                473                431                460
  Non-maternity Stores                         50                 --                 42                 --
  Leased maternity departments                125                106                114                123
                                             ----               ----               ----               ----
Total                                         621                579                587                583
Opened:
  Maternity stores                              9                 15                 24                 28
  Non-maternity stores                          1                 --                  9                 --
  Leased maternity departments                 19                 --                 31                  5
Closed:
  Maternity stores                             (7)                (2)                (7)                (2)
  Non-maternity stores                         --                 --                 --                 --
  Leased maternity departments                (14)               (12)               (15)               (34)
                                             ----               ----               ----               ----
End of period
  Maternity stores                            448                486                448                486
  Non-maternity stores                         51                 --                 51                 --
  Leased maternity departments                130                 94                130                 94
                                             ====               ====               ====               ====
Total                                         629                580                629                580
                                             ====               ====               ====               ====



In 1998, the Company terminated its Episode (R) operations. The Company's results of operations for the second quarter and the first six months of fiscal 1998 included the following amounts for the Episode division:

                                                                Three Months Ended             Six Months Ended
                                                                  March 31, 1998                 March 31,1998
                                                                ------------------             ----------------
                  Revenues                                         $  11,133,000                  $ 24,489,000
                  Cost of goods sold                                   7,626,000                    15,085,000
                  Gross profit                                         3,507,000                     9,404,000
                  Contribution loss*                               $  (4,701,000)                 $ (6,894,000)

* Contribution margin is comprised of gross margin less cost of store operations, royalties and certain related expenses.

Three Months Ended March 31, 1998 and 1999

Net Sales

Net sales of $66.5 million in the second quarter of fiscal 1999 decreased by $1.3 million or 1.9%, as compared to the second quarter of fiscal 1998 of $67.8 million, which included $11.1 million of sales from the now closed Episode (R) America stores. Net sales for its maternity business increased 17.5% to $66.5 million in the second quarter of fiscal 1999 from $56.6 million in the same quarter of the preceding year. The increase was primarily due to a comparable store sales increase in its maternity business of 14.2% during the second quarter of fiscal 1999 (based on 503 stores) versus a comparable sales increase of 10.8% during the second quarter of fiscal 1998 (based on 394 stores). At March 31, 1999 the Company had 580 maternity clothing locations, as compared to 578 maternity clothing locations and 51 Episode(R) non-maternity locations at March 31, 1998. All of the Episode (R) stores were closed as of December 31, 1998.

Gross Profit

Gross profit in the maternity business in the second quarter of fiscal 1999 increased $2.4 million or 7.9%, as compared to the second quarter of fiscal 1998 gross profit for the maternity division which was $30.2 million. Gross profit as a percentage of net sales decreased to 49.1% in the second quarter of fiscal 1999 as compared to maternity gross profit of 53.3% in the comparable period of the prior year. The decrease in gross profit as a percentage of sales results from sales in the Motherhood division, which operates at a lower gross profit percentage, growing at a faster rate than sales in the high end maternity division. Gross profit was also reduced as the company reduced selling prices in its moderate division in an effort to counter aggressive competition.


Selling, General & Administrative Expenses

Selling, general and administrative expenses decreased $4.3 million, or 12.5%, in the second quarter of fiscal 1999 as compared to the second quarter of fiscal 1998 and, as a percentage of net sales, decreased from 50.9% to 45.5%. The decrease was primarily due to the elimination of Episode (R) related selling, general and administrative costs which more than offset the increase in the maternity business store wages, rents and operating expenses. The increase in the number of maternity stores is the principal cause of the increase in maternity business expenses.


Operating Income

The operating income in the second quarter of fiscal 1999 was $2.4 million, or 3.6% of sales, as compared to an operating loss of $0.8 million, or 1.1% of sales, in the second quarter of fiscal 1998. The increase in operating income is due to the elimination of losses from Episode (R) which was offset by a $1.5 million decrease in the maternity business operating income in the second quarter of fiscal 1999 when compared to the second quarter of fiscal 1998.

Interest Expense, Net

Net interest expense decreased slightly in the second quarter of fiscal 1999 compared with the second quarter of fiscal 1998, and as a percentage of sales, was 5.3% in the second quarter of fiscal 1999 and fiscal 1998. The decrease is attributable to lower interest rates, which were largely offset by higher average outstanding balance on the line of credit.


Income Taxes

The effective income tax rate was 47.2% in the second quarter of fiscal 1999 as compared to 49.8% in the second quarter of fiscal 1998. The change in the effective income tax rate was primarily due to the relationship of non-deductible goodwill amortization to income before income taxes.

Six Months Ended March 31, 1998 and 1999

Net Sales

Net sales of $143.2 million in the first six months of fiscal 1999 decreased by $1.9 million, or 1.3%, as compared to $145.2 million in the first six months of fiscal 1998, which included $24.5 million of sales from the now closed Episode
(R) stores. Net sales for the maternity business increased 18.7% to $143.2 million in the first six months of fiscal 1999 from $120.7 million in the same six months of the preceding year. The increase was primarily due to a comparable store sales increase in its maternity business of 14.6% during the first six months of fiscal 1999 (based on 480 stores) as compared to an 11.3% comparable store sales increase in the first six months of fiscal 1998 (based on 376 maternity stores). The increase is also attributable to sales generated by new stores, which was partially offset by decreases resulting from the closure of 34 leased maternity departments.

Gross Profit

Gross profit in the maternity business in the first six months of fiscal 1999 increased $6.5 million to $71.2 million or 10.0%, as compared to $64.7 million gross profit in the maternity business in the first six months of fiscal 1998. Gross profit as a percentage of net sales decreased to 49.7% in the first six months of fiscal 1999 as compared to maternity gross profit of 53.6% in the comparable period of the prior year. The decrease in gross profit as a percentage of sales results from sales in the Motherhood division, which are growing at a faster rate than high end, but which operates at a lower gross profit percentage than the high end maternity division. Gross profit was also reduced as the company reduced selling prices in its moderate division, in an effort to counter aggressive competition.


Selling, General & Administrative Expenses

Selling, general and administrative expenses decreased $8.0 million, or 11.5%, in the first six months of fiscal 1999 as compared to the second quarter of fiscal 1998 and, as a percentage of net sales, decreased from 47.9% to 43.0%. The decrease was primarily due to elimination of Episode (R) related selling, general and administrative costs which more than offset increases in maternity business related store wages, rents and operating expenses. The increase in the number of maternity stores is the principal cause of the increase in maternity business expenses.


Operating Income

The operating income in the first six months of fiscal 1999 was $9.6 million, or 6.7% of sales, as compared to the first six months of fiscal 1998 which was of $4.6 million, or 3.1% of sales. Operating income for the maternity business decreased $1.7 million in the first six months of fiscal 1999 when compared to the first six months of fiscal 1998.

Interest Expense, Net

Net interest expense increased by $0.4 million in the first six months of fiscal 1999 compared with first six months of fiscal 1998, and as a percentage of sales, increased from 4.9% to 5.3%. The dollar increase was primarily due to increased short-term borrowings under the line of credit but was partially offset by lower interest rates.


Income Taxes

The effective income tax rate was 49.2% in the first six months of fiscal 1999 as compared to 50.0% in the first six months of fiscal 1998. The change in the effective income tax rate was primarily due to the relationship of non-deductible goodwill amortization to income before income taxes.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash needs during the first six months ended March 31, 1999 have been primarily for the following: debt service, furniture and fixtures and leasehold improvements required to increase the number of retail locations, obligations related to the shut down of the Episode (R) division, and a purchase of 115,000 shares of its common stock. The Company's cash source for the first six months of fiscal 1999 was principally from operations, but also from additional draws on the line of credit. At March 31, 1999 the Company had available cash and cash equivalents of $3.8 million, compared to $3.6 million at September 30, 1998.

Net cash provided by operating activities was $2.3 million in the first six months of both fiscal 1999 and 1998. The net cash provided by operating activities in the first six months of fiscal 1999 includes cash provided by net income, including adjustments for non-cash items of $7.7 million, partially offset by cash used by working capital of $5.4 million. The principal component of cash used for working capital in the first six months of fiscal 1999 was a $9.2 million decrease in accounts payable and accrued expenses, which was partially offset by a $4 million decrease in prepaid expenses. The reduction in accrued expenses and prepaid expenses largely related to Episode (R) expenses and cash receipts. The net cash provided by working capital in the first six months of fiscal 1998 derived from cash provided by net income, after adjustments for non-cash items of $4.3 million, partially offset by cash used by working capital of $2.0 million. The cash used by working capital in the first six months of fiscal 1998 consisted of a $2.9 million increase in inventories and an increase in accounts payable and accrued expenses, all of which were partially offset by increases in receivables, and a decrease in prepaid expenses and other assets.

Net cash used in investing activities decreased from $5.3 million in the six months ended March 31, 1998 to $2.9 million in the six months ended March 31, 1999. The cash used in investing activities for the first six months of fiscal 1998 included $4.0 million used for capital expenditures for new store facilities, primarily Motherhood and Episode (R), and improvements to existing stores, $1.2 million for other corporate capital expenditures and $0.1 million for intangible and other assets. This compares with investing activities amounting to $2.9 million for the first six months of fiscal 1999, which derives principally from capital expenditures for new stores.

Net cash provided by financing activities decreased from $2.0 million for the six months ended March 31, 1998 to $0.7 million for the six months ended March 31, 1999. The cash provided by financing activities in the first six months of fiscal 1999 resulted primarily from $2.0 million in net cash borrowings on the line of credit and cash overdraft and $0.1 million from the exercise of options offset by the purchase of 115,000 Company shares at a total cost of $1.2 million and repayments of long-term debt of $0.2 million. This compares with $2.2 million in net cash borrowings on the line of credit and cash overdraft activity offset by $0.2 million in repayment of long-term debt in the first six months of fiscal 1998.

On March 31, 1999, the Board of Directors authorized the repurchase of up to 150,000 additional shares of the Company's common stock, which represents approximately 4.1% of the total common shares outstanding, from time to time during the period from April 1, 1999 through September 30, 2002. Purchases will be dependent upon market conditions and will be made through open market purchases, negotiated transactions or other types of repurchases. During the month of April 1999, the Company purchased 37,000 additional shares at a total cost of $0.4 million.

In April 1998 the Company entered into a $44 million Working Capital Facility Agreement (the "Agreement") which expires in April 2001. In addition to the Working Capital Facility, which can be used for borrowings and letters of credit, the Company also has an additional $4 million letter of credit to collateralize an Industrial Revenue Bond. Further, there are no financial requirements under the Agreement unless the Aggregate Adjusted Availability ("AAA"), as defined in the Agreement, falls below $10 million. If the AAA falls below $10 million, then the Company must achieve a Minimum Cash Flow, also defined in the Agreement, of not less than zero. During the first six months of fiscal 1999 the Company achieved a positive cash flow, and the AAA did not fall below $10 million. As of April 30, 1999 the Company had $25.8 million in borrowings and $5.6 million in additional letters of credit under the Working Capital Facility, which includes approximately $4 million collateralizing the Industrial Revenue Bond.

The Company's expansion efforts will be focused on the moderate Motherhood business. Gross margin from Motherhood is typically lower than the remainder of the maternity business, and consequently as revenues from the Motherhood business increase as a percentage of total Company revenues gross margin percentages for the Company may decline.

The Company believes that its current cash and working capital positions, available borrowing capacity through the Working Capital Facility and net cash expected to be generated from operations will be sufficient to fund the Company's working capital requirements and required principal and interest payments for fiscal 1999. Based on the Company's fiscal 1999 expansion plan, the Company expects capital expenditures to be approximately $6.8 million, of which approximately $2.9 million was expended by March 31, 1999. Most of the planned capital expenditures related to new store openings and computer equipment.

The Year 2000 ("Y2K") issue arises from computer programs, commercial systems and embedded chips that will be unable to properly interpret dates beyond the year 1999. The Company uses numerous proprietary and third party computer technologies - both hardware and software - directly in its business.The
Company also relies on the ability of numerous third parties and their systems to address the Y2K issue. The Company's critical management information systems include: point-of-sale equipment; procurement, manufacturing and distribution equipment; credit card and banking services; and business and accounting management systems. In order to assess its readiness for the Y2K issue, the Company conducted a comprehensive review of its internal computer systems to identify any applications that potentially could be compromised by the Y2K issue. The Company also reviewed the Y2K readiness of its key vendors and suppliers. Based on the results of the reviews, the Company believes that the reasonably likely worst scenario would be short-term disruption of systems affecting its supply and distribution channels. The Company has developed contingency plans and is identifying the necessary actions it would need to take if critical systems or service providers were not Y2K compliant. The Company expects to finalize these contingency plans by mid-1999.

At the present time, the Company is not aware of any Y2K issues that are expected to materially affect its products, services, competitive positions or financial performance. Notwithstanding the Company's efforts in this regard, there does exist the risk that the Y2K issue will manifest itself in unanticipated ways, thereby adversely affecting the Company's performance in the future. In addition, the Company can not give assurance that the third parties with whom it does business will address any Y2K issues in their own systems on a timely basis. Total incremental expenses incurred to date, and those yet to be incurred, related to review and remediation of the Y2K issue have not had and are not expected to have a material impact on the Company's financial position.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The analysis below presents the sensitivity of the market value of the Company's debt instruments to selected changes in market rates. The range of changes chosen reflects the Company's view of changes which are reasonably possible over a one-year period. The Company's financial instruments are primarily comprised of its debt portfolio. The Company believes that the market risk exposure on other financial instruments is immaterial.

At March 31, 1999, the major components of the Company's debt portfolio are Senior Unsecured Exchange Notes (the " Notes") and a Line of Credit (the "Line"); both are denominated in US dollars. The Notes bear interest at a fixed rated of 125/8%, and the Line bears interest at a variable rate which, at March 31, 1999 was approximately 8%. While a change in interest rates would not affect the interest incurred or cash flow related to the fixed portion of the debt portfolio, the Debt Value would be affected. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position.

The sensitivity analysis as it relates to the fixed portion of the Company's debt portfolio assumes an instantaneous 100 basis point move in interest rates from their levels at March 31, 1999 with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in Debt Value of $0.9 million at March 31, 1999. A 100 basis point decrease in market interest rates would result in a $0.9 million increase in Debt Value at March 31, 1999.

Based on the variable rate debt included in the Company's debt portfolio at March 31, 1999, a 100 basis point increase in interest rates would result in an additional $0.2 million of interest incurred per year. A 100 basis point decrease would lower interest expense by $0.2 million.

PART II.        OTHER INFORMATION

Item 4.         Submission of Matters to a Vote of Security Holders

                Ms. Rebecca C. Matthias, Ms. Verna K. Gibson and Mr. Joseph A. Goldblum were elected to serve as directors at the Company's Annual Meeting held on January 22, 1999. The voting results were 2,307,260 shares in favor and 3,530 shares withheld for Ms. Matthias, 2,310,260 shares in favor and 530 shares withheld for Ms. Gibson, and 2,310,445 shares in favor and 345 shares withheld for Mr. Goldblum. At this Annual Meeting the vote ratifying appointment of Arthur Andersen LLP as independent auditors for the year ending September 30, 1999 was 2,310,295 shares for, 450 shares against, and 45 shares withheld.

Item 6.         Exhibits and Reports on Form 8-K

         (a)    Exhibits

                27 Financial Data Schedule (schedule submitted in electronic format only)

         (b)    Reports on Form 8-K.

                  None.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               MOTHERS WORK, INC.

Date: May 17, 1999                     By:            /s/ Dan W. Matthias
                                             -----------------------------------
                                                        Dan W. Matthias
                                                    Chief Executive Officer
                                                              And
                                                     Chairman of the Board

Date: May 17, 1999                     By:             /s/ Thomas Frank
                                             -----------------------------------
                                                         Thomas Frank
                                                    Chief Financial Officer
                                                              And
                                                   Vice President - Finance

                                                   EXHIBIT INDEX


   Exhibit
     No.                                           Description                                         Page No.
   -------                                         -----------                                         --------



     27         Financial Data Schedule (schedule submitted in                                            16
                Electronic format only)