Form 10-Q
period 1999-06-30
MOTHERS WORK INC
filed 1999-08-10
CIK 896985

================================================================================

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q



[ X ] Quarterly Report Pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934


For the quarterly report ended                   June 30, 1999
                               -------------------------------------------------

                                       Or

[   ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934


For the transition period from                         To
                               -----------------------     ---------------------

Commission file number                             0-21196
                      ----------------------------------------------------------

                               Mothers Work, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                             Delaware                                           133045573
-------------------------------------------------------------       ----------------------------------------
(State or other jurisdiction of incorporation or organization)       (I.R.S. Employer Identification No.)

       456 North 5th Street, Philadelphia, Pennsylvania                            19123
--------------------------------------------------------------       ---------------------------------------
           (Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code         (215) 873-2200
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

================================================================================

Common Stock, $.01 par value - 3,462,066 shares outstanding as of August 1, 1999

--------------------------------------------------------------------------------

                        MOTHERS WORK, INC. AND SUBSIDIARY


                                      INDEX

                                                                          Page
                                                                          ----
PART I  - FINANCIAL INFORMATION

Item 1.       Financial Statements (Unaudited)

        Consolidated Balance Sheets                                         1
        Consolidated Statements of Operations                               2
        Consolidated Statements of Cash Flows                               3
        Notes to Consolidated Financial Statements                          4

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                     7


Item 3.   Qualitative and Quantitative Disclosures about Market Risk       15


PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                 16

Exhibit Index                                                              17

                         MOTHERS WORK, INC. & SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)

                                                                           September 30,             June 30,
                                 ASSETS                                        1998                    1999
                                                                           ------------            ------------
CURRENT ASSETS:
      Cash and cash equivalents                                            $  3,623,003            $  2,620,557
      Receivables                                                             3,554,788               4,096,023
      Inventories                                                            61,678,014              71,314,236
      Deferred income taxes                                                   8,846,921               8,846,921
      Prepaid expenses and other                                              5,992,273               1,375,265
                                                                           ------------            ------------
                   Total current assets                                      83,694,999              88,253,002

PROPERTY, PLANT AND EQUIPMENT, net                                           37,334,250              37,139,322

      Goodwill, net                                                          36,524,960              34,863,070
      Deferred income taxes                                                   9,918,455               6,342,758
      Deferred financing costs, net                                           3,118,042               2,737,270
      Other intangible assets, net                                            1,154,801               1,092,347
      Other assets                                                              723,558                 786,907
                                                                           ------------            ------------
                   Total other assets                                        51,439,816              45,822,352
                                                                           ------------            ------------

                                                                            172,469,065             171,214,676
                                                                           ------------            ------------


                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Line of Credit                                                       $ 23,095,934            $ 24,437,565
      Current portion of long-term debt                                         464,408                 464,408
      Accounts payable                                                       14,108,610              13,702,171
      Accrued expenses                                                       22,411,762              17,804,739
                                                                           ------------            ------------
                   Total current liabilities                                 60,080,714              56,408,883

LONG TERM DEBT                                                               96,421,707              96,271,025

ACCRUED DIVIDENDS ON PREFERRED STOCK                                          3,396,916               4,335,332

DEFERRED RENT                                                                 3,819,998               4,075,555

COMMITMENTS AND CONTINGENCIES (NOTE 3)

STOCKHOLDERS' EQUITY:
      Series A Cumulative convertible preferred stock, $.01 par value,
          $280.4878 stated value, 2,000,000 shares authorized,
          41,000 shares issued and outstanding (liquidation value
          of $11,500,000)                                                    11,500,000              11,500,000
      Series B Junior participating preferred stock, $.01 par value
          10,000 shares authorized, none outstanding                                 --                      --
      Common stock, $.01 par value, 10,000,000 shares authorized,
          3,597,997 and 3,475,700 shares issued and outstanding                  35,980                  34,757
      Additional paid-in capital                                             27,995,694              26,505,606
      Accumulated deficit                                                   (30,781,944)            (27,916,482)
                                                                           ------------            ------------
                   Total stockholders' equity                                 8,749,730              10,123,881
                                                                           ------------            ------------

                                                                           $172,469,065            $171,214,676
                                                                           ------------            ------------

                        MOTHERS WORK, INC & SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                                       Three Months Ended                  Nine Months Ended
                                                                            June 30,                           June 30,
                                                                 ----------------------------      ------------------------------
                                                                    1998             1999              1998               1999
                                                                 -----------      -----------       ------------      -----------
NET SALES                                                        $79,891,555      $79,887,022       $225,049,297     $223,098,471

COST OF GOODS SOLD                                                41,556,130       37,984,500        112,585,597      109,972,607
                                                                 -----------      -----------       ------------      -----------

           Gross profit                                           38,335,425       41,902,522        112,463,700      113,125,864

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                      35,024,423       32,858,225        104,592,277       94,421,552

RESTRUCTURING COSTS                                                3,788,832               --          3,788,832               --
                                                                 -----------      -----------       ------------      -----------

           Operating income (loss)                                  (477,830)       9,044,297          4,082,591       18,704,312

INTEREST EXPENSE, NET                                              4,236,115        3,754,979         11,337,820       11,317,503
                                                                 -----------      -----------       ------------      -----------

           Income before income taxes                             (4,713,945)       5,289,318         (7,255,229)       7,386,809

INCOME TAX PROVISION (EXPENSE)                                    (1,174,732)       2,551,807         (2,445,216)       3,582,944
                                                                 -----------      -----------       ------------      -----------

NET INCOME (LOSS)                                                 (3,539,213)       2,737,511         (4,810,013)       3,803,865

PREFERRED DIVIDENDS                                                  292,054          312,801            876,162          938,403
                                                                 -----------      -----------       ------------      -----------

NET INCOME (LOSS) AVAILABLE TO
      COMMON STOCKHOLDERS                                        $(3,831,267)     $ 2,424,710       $ (5,686,175)     $ 2,865,462
                                                                 ===========      ===========       ============      ===========

INCOME (LOSS) PER SHARE - BASIC                                      $ (1.07)          $ 0.69            $ (1.59)          $ 0.82
                                                                 ===========      ===========       ============      ===========

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC                        3,575,039        3,489,231          3,570,115        3,489,231
                                                                 ===========      ===========       ============      ===========

INCOME (LOSS) PER SHARE - ASSUMING DILUTION                          $ (1.07)          $ 0.66            $ (1.59)          $ 0.78
                                                                 ===========      ===========       ============      ===========

WEIGHTED AVERAGE SHARES OUTSTANDING - ASSUMING DILUTION            3,575,039        3,680,000          3,570,115        3,695,117
                                                                 ===========      ===========       ============      ===========

                                           MOTHERS WORK, INC. & SUBSIDIARY
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       (Unaudited)

                                                                                    Nine Months Ended
                                                                                         June 30,
                                                                               -------------------------------
                                                                                   1998                1999
                                                                               -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                         $(4,810,015)        $ 3,803,862
     Adjustments to reconcile net income to
       net cash provided by (used in) operating activities--
                     Depreciation and amortization                               9,209,714           7,546,297
                     Stock issuance charged to interest expense                    227,664                  --
                     Non-cash portion of restructuring charges                   2,036,832
                     Deferred tax benefit                                       (2,446,797)          3,575,697
                     Provision for deferred rent                                   754,735             255,557
                     Amortization of deferred financing costs                      310,430             373,519
                     Inputed interest on debt                                       97,881              80,463
     Changes in assets and liabilities:
                     (Increase) decrease in--
                       Receivables                                              (1,722,378)           (541,235)
                       Inventories                                              (7,052,007)         (9,636,222)
                       Prepaid expenses and other                                 (196,307)          4,553,659
                     Increase (decrease) in--
                       Accounts payable and accrued expense                     (2,636,287)         (5,951,858)
                       Other liabilities                                           876,162             938,406
                                                                               -----------         -----------
                          Net cash provided by operating activities             (5,350,373)          4,998,145

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property, plant and equipment                                 (6,692,073)         (5,530,888)
     Increase in intangibles and other assets                                     (105,698)            (96,136)
                                                                               -----------         -----------
                          Net cash used in investing activities                 (6,797,771)         (5,627,024)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase (decrease) in line of credit and cash overdrafts, net             11,766,093           1,341,631
     Purchase of common stock                                                           --          (1,660,805)
     Repayments of long-term debt                                                 (593,767)           (223,890)
     Debt issuance costs                                                           (56,604)                 --
     Proceeds from exercise of options                                              27,524             169,494
                                                                               -----------         -----------
                          Net cash used in financing activities                 11,143,246            (373,570)
                                                                               ----------          -----------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            (1,004,898)         (1,002,449)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                   1,665,760           3,623,003
                                                                               -----------         -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $   660,862         $ 2,620,554
                                                                               ===========         ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

          Cash paid for interest                                               $ 7,937,748         $ 7,808,651
                                                                               ===========         ===========

          Cash paid for income taxes                                           $        --         $        --
                                                                               ===========         ===========

          Capital lease obligations incurred                                   $   477,677         $        --
                                                                               ===========         ===========

                        MOTHERS WORK, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1999

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

2. STOCK OPTIONS AND WARRANTS

During the quarter ended June 30, 1999, 17,600 options were granted to certain officers and employees for the purchase of the Company's common stock at prices at least equal to the fair market value on the date of grant.

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

                        MOTHERS WORK, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999

                                   (Unaudited)

4. EARNINGS PER SHARE (EPS)

Statement of Financial Accounting Standards No. 128, which became effective in fiscal 1998, requires dual presentation of basic and diluted earnings per share
(EPS) on the face of the income statement for all entities with complex capital structures. It also requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS is based upon the weighted average number of common shares outstanding and diluted EPS is based upon the weighted average number of common shares outstanding plus the dilutive common stock equivalents outstanding during the period.

The following is a reconciliation of the denominators of the basic and diluted EPS computations shown on the face of the accompanying statements of income.

                                                           For the Quarter Ended June 30, 1999
                                                       --------------------------------------------
                                                         Income             Shares         Per Share
                                                       (Numerator)       (Denominator)       Amount
                                                       -----------       -------------     ---------
Basic EPS
Income available to common stockholders                $2,424,710          3,489,231         $0.69

Effect of dilutive securities
Warrants                                                                     140,000
Stock options                                                  --             50,769
                                                       ----------         ----------

Diluted EPS
Income available to common stockholders                $2,424,710          3,680,000         $0.66
                                                       ----------          ---------         -----


                                                          For the Quarter Ended June 30, 1998
                                                      ---------------------------------------------
                                                          Loss              Shares        Per Share
                                                       (Numerator)       (Denominator)      Amount
                                                      ------------        ------------    ---------
Basic EPS
Income available to common stockholders               $(3,831,267)         3,575,039        $(1.07)



                                                         For the Nine Months Ended June 30, 1999
                                                       ----------------------------------------------
                                                         Income               Shares       Per Share
                                                       (Numerator)        (Denominator)      Amount
                                                       -----------        -------------      ------
Basic EPS
Income available to common stockholders                $2,865,462          3,489,231         $0.82

Effect of dilutive securities
Warrants                                                                     140,000
Stock options                                                  --             65,886
                                                      -----------         -----------
Diluted EPS
Income available to common stockholders                $2,865,462          3,695,117         $0.78
                                                       ----------          ---------         -----

                                                         For the Nine Months Ended June 30, 1998
                                                      -----------------------------------------------
                                                          Loss              Shares         Per Share
                                                       (Numerator)       (Denominator)       Amount
                                                      ------------       -------------     ---------
Basic EPS
Income available to common stockholders               $(5,686,175)         3,570,115        $(1.59)

Options to purchase 863,319 shares of common stock at prices ranging from $1.67 to $18.75 per share were outstanding during the first nine months of fiscal 1999, and were included in the computation of diluted EPS to the extent that they were dilutive. The outstanding options expire between 2003 and 2008. In addition, the 41,000 shares of Series A Cumulative Convertible Preferred Stock could potentially dilute basic EPS in the future, although they were not dilutive for the nine month period ended June 30, 1999.

                        MOTHERS WORK, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999

                                   (Unaudited)

5. RESTRUCTURING CHARGES

During fiscal 1998, the Company closed its Episode(R) division, incurring charges totaling $20,925,000. At June 30, 1999, approximately $1.0 million of the restructuring costs remain in accrued expenses. The majority of the $1.0 million relates to legal and other fees associated with the transfer of leases.

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

Accordingly, set forth below is certain summarized financial information (within the meaning of Section 1-02(bb) of Regulation S-X) for the Guarantor:

                                         September 30, 1998        June 30, 1999
                                         -------------------        ------------


     Current assets                          $      2,865           $     2,865
     Non-current assets                      $ 39,729,143           $54,140,178
     Current liabilities                     $         --           $        --
     Non-current liabilities                 $  2,520,464           $ 7,448,941

     Net sales                               $ 12,997,861           $ 5,162,010
     Costs and expenses                      $     59,410           $    15,000
     Net income                              $  8,539.372           $ 3,397,027

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The following tables set forth certain consolidated operating data as a percentage of sales and as a percentage change for the periods indicated:


                                                                                              % Period to Period
                                                                                              Increase (Decrease)
                                              Percentage of Net Sales                   ------------------------------
                                -----------------------------------------------------   Three Months      Nine Months
                                          Three                      Nine                  Ended             Ended
                                       Months Ended              Months Ended             June 30,          June 30,
                                         June 30,                  June 30,                 1999             1999
                                -----------------------------------------------------    Compared to      Compared to
                                  1998          1999          1998          1999            1998             1998
                                -------        ------         -----         -----        -----------       -----------
Net sales                         100.0%        100.0%        100.0%        100.0%         (0.0)%           (0.9)%
Cost of goods sold                 52.0          47.5          50.0          49.3          (8.6)            (2.3)
                                 ------         -----         -----         -----
        Gross profit               48.0          52.5          50.0          50.7           9.3              0.6

Selling, general
     and administrative
     expenses                      43.8          41.1          46.5          42.3          (6.2)            (9.7)
     Restructuring costs            4.7            --           1.7            --            NM               NM
                                 ------         -----         -----         -----

        Operating income           (0.6)         11.3           1.8           8.4            NM               NM

Interest expense, net               5.3           4.7           5.0           5.1         (11.4)            (0.2)
                                 ------         -----         -----         -----
Income (loss) before
     income taxes                  (5.9)          6.6          (3.2)          3.3            NM               NM

Income tax provision
 (benefit)                         (1.5)          3.2          (1.1)          1.6            NM               NM
                                 ------         -----         -----         -----

Net income (loss)                  (4.4)%         3.4%         (2.1)%         1.7%           NM               NM
                                 ======         =====         =====         =====


NM - Not Meaningful.

The following table sets forth certain information representing growth in the number of leased departments and Company-owned stores for the periods indicated:


                                            Three           Three         Nine           Nine
                                           Months          Months        Months         Months
                                            Ended           Ended         Ended         Ended
                                          June 30,        June 30,      June 30,       June 30,
                                            1998            1999          1998           1999
                                          --------        --------      --------       --------
Beginning of period
  Maternity Stores                           448             486           431            460
  Non-maternity Stores                        51              --            42             --
  Leased maternity departments               130              94           114            123
                                             ---             ---           ---            ---
Total                                        629             580           587            583
Opened:
  Maternity stores                             4              20            33             48
  Non-maternity stores                        --              --             4             --
  Leased maternity departments                 1               1            32              6
Closed:
  Maternity stores                            (3)             (4)          (15)            (6)
  Non-maternity stores                        (5)             --            --             --
  Leased maternity departments                (6)             (2)          (21)           (36)
                                             ---             ---           ---            ---
End of period
  Maternity stores                           449             502           449            502
  Non-maternity stores                        46              --            46             --
  Leased maternity departments               125              93           125             93
                                             ---             ---           ---            ---
Total                                        620             595           620            595
                                             ===             ===           ===            ===


In 1998, the Company terminated its Episode (R) operations. The Company's results of operations for the third quarter and the first nine months of fiscal 1998 included the following amounts for the Episode division:

                                    Three Months Ended        Nine Months Ended
                                      June 30, 1998             June 30,1998
                                    ------------------        -----------------

    Revenues                           $ 13,185,000              $ 37,675,000
    Cost of goods sold                   11,586,000                26,733,000
    Gross profit                          1,599,000                10,942,000
    Contribution loss*                $ (2,404,000)             $ (9,357,000)

-------------
* Contribution loss is comprised of gross profit less cost of store operations, royalties and certain related expenses.


Three Months Ended June 30, 1998 and 1999

Net Sales

Net sales were $79.9 million in the third quarter of fiscal 1999 and fiscal 1998. The third quarter of fiscal 1998 included $13.2 million of sales from the now closed Episode(R) America stores. Net sales for the maternity business increased 19.8% to $79.9 million in the third quarter of fiscal 1999 from $66.7 million in the same quarter of the preceding year. The increase was primarily due to a comparable store sales increase in its maternity business of 14.3% during the third quarter of fiscal 1999 (based on 521 stores) versus a comparable sales increase of 16.5% during the third quarter of fiscal 1998 (based on 444 stores). At June 30, 1999 the Company had 595 maternity clothing locations, as compared to 620 locations, including 574 maternity clothing locations and 46 Episode(R) non-maternity locations at June 30, 1998. All of the Episode(R) stores were closed as of December 31, 1998.

Gross Profit

Gross profit in the maternity business in the third quarter of fiscal 1999 increased $5.1 million, or 13.9%, to $41.9 million, as compared to $36.7 million in the third quarter of fiscal 1998. Maternity gross profit as a percentage of net sales decreased to 52.5% in the third quarter of fiscal 1999 as compared to 55.0% in the comparable period of the prior year. The decrease in gross profit as a percentage of sales results from sales in the Motherhood division, which operates at a lower gross profit percentage, growing at a faster rate than sales in the high end maternity division.

The Company's expansion efforts will be focused on the moderate Motherhood business. Consequently, as revenues from the Motherhood business increase as a percentage of total Company revenues, gross margin percentages for the Company may decline.

Selling, General & Administrative Expenses

Selling, general and administrative expenses decreased $2.2 million, or 6.2%, in the third quarter of fiscal 1999 as compared to the third quarter of fiscal 1998 and, as a percentage of net sales, decreased from 43.9% to 41.2%. The decrease was primarily due to the elimination of Episode(R) related selling, general and administrative costs which more than offset the increase in the maternity business store wages, rents and operating expenses. The increase in the number of maternity stores is the principal cause of the increase in maternity business expenses.

Operating Income

The operating income in the third quarter of fiscal 1999 was $9.0 million, or 11.3%, of sales as compared to an operating loss of $0.5 million in the third quarter of fiscal 1998. The increase in operating income is due to the elimination of losses from Episode(R) and a $0.1 million increase in the maternity business operating income in the third quarter of fiscal 1999 when compared to the third quarter of fiscal 1998.

Interest Expense, Net

Net interest expense decreased by $0.5 million in the third quarter of fiscal 1999 compared with the third quarter of fiscal 1998, and as a percentage of sales, decreased from 5.3% to 4.7%. The decrease is largely attributable to the absence of fees paid in conjunction with obtaining the consent of certain bondholders to increase the working capital facility in the third quarter of 1998

Income Taxes

The effective income tax rate was 48.2% in the third quarter of fiscal 1999 as compared to 24.9% in the third quarter of fiscal 1998. The change in the effective income tax rate was primarily due to the relationship of non-deductible goodwill amortization to income before income taxes.

Nine Months Ended June 30, 1999 and 1998

Net Sales

Net sales of $223.1 million in the first nine months of fiscal 1999 decreased by $1.9 million, or 0.9%, as compared to $225.0 million in the first nine months of fiscal 1998 (which included $37.7 million of sales from the now closed Episode(R) stores). Net sales for the maternity business increased 19.1% to $223.1 million in the first nine months of fiscal 1999 from $187.3 million in the same nine months of the preceding year. The increase was primarily due to a comparable store sales increase in the maternity business of 14.6% during the first nine months of fiscal 1999 (based on 474 stores) as compared to a 13.6% comparable store sales increase in the first nine months of fiscal 1998 (based on 376 stores). The increase is also attributable to sales generated by new stores, which were partially offset by decreases resulting from the closure of 36 leased maternity departments.

Gross Profit

Gross profit in the maternity business in the first nine months of fiscal 1999 increased approximately $0.7 million to $113.1 million or 0.6%, as compared to $101.5 million gross profit in the maternity business in the first nine months of fiscal 1998. Maternity gross profit as a percentage of net sales decreased to 50.7% in the first nine months of fiscal 1999 as compared to 54.2% in the comparable period of the prior year. The decrease in gross profit as a percentage of sales results from sales in the Motherhood division, which operates at a lower gross profit percentage, growing at a faster rate than sales in the high end maternity division.

Selling, General & Administrative Expenses

Selling, general and administrative expenses decreased $10.2 million, or 9.7%, in the first nine months of fiscal 1999 as compared to the third quarter of fiscal 1998 and, as a percentage of net sales, decreased from 46.5% to 42.3%. The decrease was primarily due to elimination of Episode(R) related selling, general and administrative costs which more than offset increases in maternity business related store wages, rents and operating expenses.

Operating Income

The operating income in the first nine months of fiscal 1999 was $18.7 million, or 8.4% of sales, as compared to the first nine months of fiscal 1998 which was $4.1 million, or 1.8% of sales. The increase in operating income is due to the elimination of losses from Episode(R) which were offset by a $1.8 million decrease in the maternity business operating income in the nine months ended June 30, 1999 when compared to the nine months of June 30, 1998.

Interest Expense, Net

Net interest expense of $11.4 million in the third quarter of fiscal 1999 remained unchanged, as compared to the third quarter of fiscal 1998, and as a percentage of sales, increased slightly from 5.0% to 5.1%.

Income Taxes

The effective income tax rate was 48.5% in the first nine months of fiscal 1999 as compared to 33.7% in the first nine months of fiscal 1998. The change in the effective income tax rate was primarily due to the relationship of non-deductible goodwill amortization to income before income taxes.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash needs during the first nine months ended June 30, 1999 have been primarily for the following: debt service, furniture and fixtures and leasehold improvements required to increase the number of retail locations, obligations related to the following: a shut down of the Episode(R) division, a purchase of 156,095 shares of its common stock, and increased inventories to support the larger moderate maternity business. The Company's cash source for the first nine months of fiscal 1999 was principally from operations, but also from additional draws on the line of credit. At June 30, 1999 the Company had available cash and cash equivalents of $2.6 million, compared to $3.6 million at September 30, 1998.

Net cash provided by operating activities was $5.0 million in the first nine months of fiscal 1999 as compared with net cash used in operating activities of $5.4 million for the same period in 1998. The net cash provided by operating activities in the first nine months of fiscal 1999 includes cash provided by net income, including adjustments for non-cash items of $15.6 million, partially offset by cash used by working capital of $10.6 million. The principal component of cash used for working capital in the first nine months of fiscal 1999 was a $6.0 million decrease in accounts payable and accrued expenses and a $9.6 million increase in inventory, which were partially offset by a $4.5 million decrease in prepaid expenses. The reduction in accrued expenses and prepaid expenses largely related to Episode(R) expenses and cash receipts. The net cash provided by operating activities in the first nine months of fiscal 1998 was derived from cash provided by net income, after adjustments for non-cash items of $5.4 million, which was partially offset by cash used by working capital of $10.8 million. The cash used by working capital in the first nine months of fiscal 1998 consisted of $9.0 million resulting from an increase in inventories, accounts receivable, prepaid expenses and other assets, and $2.6 million due to a decrease in accounts payable and accrued expenses, partially offset by an increase in other liabilities of $0.9 million.

Net cash used in investing activities decreased from $6.8 million in the nine months ended June 30, 1998 to $5.6 million in the nine months ended June 30, 1999. The cash used in investing activities for the first nine months of fiscal 1998 included $6.7 million used for capital expenditures for new store facilities, primarily for Motherhood and Episode(R), and improvements to existing stores, and $0.1 million for intangible and other assets. This compares with investing activities amounting to $5.6 million for the first nine months of fiscal 1999, which derives principally from capital expenditures for new Motherhood stores.

Net cash provided by financing activities decreased from $11.1 million for the nine months ended June 30, 1998 to net cash used in financing activities of $0.4 million for the nine months ended June 30, 1999. The cash used in financing activities in the first nine months of fiscal 1999 resulted primarily from $1.3 million in net cash borrowings on the line of credit and cash overdraft and $0.2 million from the exercise of options offset by the purchase of 156,905 Company shares at a total cost of $1.7 million and repayments of long-term debt of $0.2 million. This compares with $11.8 million in net cash borrowings on the line of credit and cash overdraft activity offset by $0.6 million in repayment of long-term debt in the first nine months of fiscal 1998.

During the second quarter of fiscal 1999 the Company purchased 115,000 shares of its common stock. On March 31, 1999, the Board of Directors authorized the repurchase of 150,000 additional shares of the Company's common stock, which represents approximately 4.1% of the total common shares outstanding, from time to time during the period from April 1, 1999 through September 30, 2002. Purchases will be dependent upon market conditions and will be made through open market purchases, negotiated transactions or other types of repurchases. Since April 1, 1999, the Company has purchased 41,905 shares at a total cost of $0.4 million.

In April 1998 the Company entered into a $44 million Working Capital Facility Agreement (the "Agreement") which expires in April 2001. In addition to the Working Capital Facility, which can be used for borrowings and letters of credit, the Company also has an additional $4 million letter of credit to collateralize an Industrial Revenue Bond. Further, there are no financial requirements under the Agreement unless the Aggregate Adjusted Availability ("AAA"), as defined in the Agreement, falls below $10 million. If the AAA falls below $10 million, then the Company must achieve a Minimum Cash Flow, also defined in the Agreement, of not less than zero. During the first nine months of fiscal 1999 the Company achieved a positive cash flow, and the AAA did not fall below $10 million. As of July 31, 1999 the Company had $28.5 million in borrowings and $3.6 million in additional letters of credit under the Working Capital Facility, which includes approximately $4 million collateralizing the Industrial Revenue Bond.

The Company believes that its current cash and working capital positions, available borrowing capacity through the Working Capital Facility and net cash expected to be generated from operations will be sufficient to fund the Company's working capital requirements and required principal and interest payments for the foreseeable future. Based on the Company's fiscal 1999 expansion plan, the Company expects capital expenditures to be approximately $7.1 million, of which approximately $5.5 million was expended by June 30, 1999. Most of the planned capital expenditures related to new store openings and computer equipment.

INFLATION

The Company does not believe that inflation has had a material effect on the results of operations during the past three years. There can be no assurance that the Company's business will not be affected by inflation in the future.

NEW ACCOUNTING PRONOUNCEMENTS

Accounting for Derivatives and Hedging Activities -- In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives and Hedging Activities"(SFAS 133), which establishes standards for the recognition and measurement of derivatives and hedging activities. This standard is effective for the Company's Fiscal 2000 annual report, however, the Company has not engaged in these types of risk management or investment activities, therefore this statement is not expected to have a significant impact on the Company's consolidated financial statements.

In fiscal 1999, the Company adopted Statement of Position (SOP) 98-5 "Reporting on the Costs of Start-Up Activities". The SOP requires that the costs of start-up activities, including organization costs, be expensed as incurred. Due to the immateriality to the Company's results of operations, the initial application was not reported as a cumulative effect of a change in an accounting principle. The impact of the change did not have a material effect on any of the years presented.

YEAR 2000 READINESS

The Year 2000 issue arises primarily from computer programs, commercial systems and embedded chips that will be unable to properly interpret dates beyond the year 1999. The Company utilizes a variety of proprietary and third party computer technologies - both hardware and software - directly in its business. The Company also relies on numerous third parties and their systems' ability to address the Year 2000 issue. The Company's critical information technology (IT) includes: point-of-sale equipment, merchandise distribution, merchandise and non-merchandise procurement, credit card and banking services, transportation, and business and accounting management systems. The Company is using both internal and external resources to complete its Year 2000 initiatives.

In order to address the Year 2000 issue, the Company's information technology department took on the responsibility to oversee, monitor and coordinate the company-wide Year 2000 effort. This department has developed and is implementing a Year 2000 plan. The implementation includes five stages: (i) awareness, (ii) assessment, (iii) renovation/development, (iv) validation, and (v) implementation. There are several areas of focus: (1) renovation of non-compliant systems and components throughout the Company; (2) installation of new software packages to replace legacy systems; (3) assessment of Year 2000 readiness at key vendors and suppliers; and (4) evaluating facilities and distribution equipment with embedded computer technology.

The status of each area of focus is as follows:

(1) All five stages of Year 2000 implementation for renovation of non-compliant systems and components are nearly complete or will be completed by fiscal year end 1999 for significant IT systems used in the Company's business.

(2) Replacement of significant non-compliant systems and components with new software packages has been completed. The validation and implementation stages of these new systems are substantially complete and will be completed by fiscal year end 1999.

(3) A vast network of vendors and service suppliers provide the Company with merchandise for resale, supplies for operational purposes and services. The Company has identified key vendors and suppliers and is making inquiries to determine their Year 2000 status. The Company has obtained assurances from a number of its key vendors regarding their Year 2000 status and expects to complete this process by fiscal year end 1999. In addition, the Company is arranging for alternative vendors and service suppliers to replace vendor and service suppliers not able to achieve Year 2000 compliance.

(4) The Company also utilizes various facilities and equipment with embedded computer technology, such as PCs, conveyors, security systems, fire protection systems, and energy management systems. The Company's assessment of these systems is complete and all other stages of its efforts are expected to be complete by fiscal year end 1999.

Total incremental expenses incurred to date, and those yet to be incurred, related to review and remediation of the Year 2000 issue have not been and are not expected to have a material impact on the Company's financial position.

The year 2000 issue presents a number of risks and uncertainties that could impact the Company. For example, risks could include the failure of one or several of the Company's significant vendors to timely fill the Company's merchandise orders or there could be public utility failures that affect the Company's retail stores. The Company is currently analyzing these risks and uncertainties and has begun to develop contingency plans to address material risks related to the year 2000 issues. These contingency plans include the following:

a. January 1, 2000 falls on a Saturday, when the Company's distribution center and corporate offices are normally closed. The contingency plans include operating the distribution center and corporate systems on January 1 in order to quickly address any year 2000 issues that may arise.

b. The Company's stores will be open for business on January 1, 2000. Contingency plans for the Company's stores include the following: all store managers will report to their district managers, and district managers to their regional managers during the morning of January 1, 2000, to notify the corporate office whether they are open and operating normally, or if they have encountered problems. If any such problems occur, the use of existing manual sales processing procedures in any affected stores will be implemented until such time as any year 2000 issues are resolved. The Company's information technology department will be on hand and available to work on any year 2000 issues on January 1, 2000 after ranking Year 2000 issues reported by stores in order of importance, using the ability of the store to conduct business and process sales as the primary criteria.

The Company believes that the reasonably likely worst case scenario would involve short-term disruption of systems affecting its supply and distribution channels. At the present time, the Company is not aware of any Year 2000 issues that are expected to materially affect its products, services, competitive position or financial performance. However, despite the Company's significant efforts to make its systems, facilities and equipment Year 2000 compliant, the compliance of third party service providers and vendors is beyond the Company's control. Accordingly, the Company can give no assurances that the failure of the Company's systems or the systems of other companies on which the Company's systems rely, or the failure of key suppliers, vendors, or other third parties to comply with Year 2000 requirements, will not have a material adverse effect on the Company.

SAFE HARBOR STATEMENTS UNDER THE PRIVATE SECURITIES LITIGATION
REFORM ACT OF 1995

The Company cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in
Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - of this Report or made from time to time by management of the Company, including those relating to Year 2000 issues, involve risks and uncertainties, and are subject to change based on various important factors. The following factors (and the other cautionary factors set forth herein), among others, in some cases have affected and in the future could affect the Company's financial performance and actual results and could cause actual results for fiscal 1999 and beyond to differ materially from those expressed or implied in any such forward-looking statements: changes in consumer spending patterns, raw material price increases, consumer preferences and overall economic conditions, the impact of competition and pricing, changes in weather patterns, availability of suitable store locations at appropriate terms, continued availability of capital and financing, ability to develop and source merchandise, ability to hire and train associates, changes in fertility and birth rates, political stability, currency and exchange risks, changes in existing or potential duties, tariffs or quotas, postal rate increases and charges, paper and printing costs, and other factors affecting the Company's business which are beyond the Company's control.

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

At June 30, 1999, the major components of the Company's debt portfolio are Senior Unsecured Exchange Notes (the " Notes") and a Line of Credit (the "Line"); both are denominated in US dollars. The Notes bear interest at a fixed rated of 12 5/8%, and the Line bears interest at a variable rate which, at June 30, 1999 was approximately 8%. While a change in interest rates would not affect the interest incurred or cash flow related to the fixed portion of the debt portfolio, the Debt Value would be affected. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position.

The sensitivity analysis as it relates to the fixed portion of the Company's debt portfolio assumes an instantaneous 100 basis point move in interest rates from their levels at June 30, 1999 with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in Debt Value of $0.9 million at June 30, 1999. A 100 basis point decrease in market interest rates would result in a $0.9 million increase in Debt Value at June 30, 1999.

Based on the variable rate debt included in the Company's debt portfolio at June 30, 1999, a 100 basis point increase in interest rates would result in an additional $0.2 million of interest incurred per year. A 100 basis point decrease would lower interest expense by $0.2 million.

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



                                            MOTHERS WORK, INC.


Date: August 10, 1999                       By: /s/ Dan W. Matthias
                                                --------------------------------
                                                Dan W. Matthias
                                                Chief Executive Officer
                                                          And
                                                Chairman of the Board


Date: August 10, 1999                       By: /s/ Thomas Frank
                                                --------------------------------
                                                Thomas Frank
                                                Chief Financial Officer
                                                            And
                                                 Vice President - Finance

                                  EXHIBIT INDEX


   Exhibit
     No.                    Description                                 Page No.
   ------                                                               --------

     27       Financial Data Schedule (schedule submitted in
              Electronic format only)                                     16