Form 10-K
period 1999-09-30
MOTHERS WORK INC
filed 1999-12-13
CIK 896985

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------
                                   FORM 10-K

[X]Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
   Act of 1934

   For the fiscal year ended September 30, 1999 or

[_]Transition report pursuant to Section 13 or 15(d) of the Securities
   Exchange Act of 1934

   For the transition period from        to

                        Commission file number 0-21196

                               ----------------
                              Mothers Work, Inc.
            (Exact name of registrant as specified in its charter)

               Delaware                               133045573
    (State or other jurisdiction of                   (IRS Employer
    incorporation or organization)                 Identification No.)

        456 North Fifth Street,                         19123
           Philadelphia, PA                          (Zip Code)
    (Address of principal executive
               offices)

              Registrant's telephone number, including area code
                                (215) 873-2200

                               ----------------
          Securities registered pursuant to Section 12(b) of the Act:

           Title of each class                Name of each exchange on
                                                   which registered


                 NONE
                                                         N/A

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $.01 per share
                               (Title of class)

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes  X  No    .

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  On December 7, 1999, the aggregate market value of the Registrant's Common Stock, $.01 par value, held by nonaffiliates of the Registrant was approximately $27,215,350.

  On December 7, 1999, 3,438,373 shares of the Registrant's Common Stock, $.01 par value, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Registrant's Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Stockholders scheduled to be held on January 20, 2000 are incorporated by reference into Part III of this Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       This Page Intentionally Left Blank

                                    PART I

Item 1. Business/1/

General

  Mothers Work, Inc., a Delaware corporation ("Mothers Work" or the "Company"), which began operations in 1982, is the largest specialty retailer of maternity clothing in the United States. As of September 30, 1999, the Company operated 528 stores through the Mimi Maternity(R), A Pea in the Pod(R) ("Pea"), Motherhood Maternity(R) ("Motherhood") and Motherhood Maternity Outlet(R) ("Motherhood Maternity Outlet") store concepts offering a full range of career, casual and special occasion maternity wear. In addition, the Company operated 97 leased maternity departments in stores such as Lazarus, Rich's, Babies "R" Us, and Macy's.

  The Company locates its stores primarily in regional shopping malls, factory-direct outlet centers and, to a lesser extent, in central business districts within major metropolitan areas. The Company is vertically integrated, performing design, manufacturing, distribution and retail sales functions primarily in-house. The Company takes sales orders over the phone, by mail and over the Internet for a selected assortment of its maternity apparel, gifts and other materials. The Company supplements its in-store merchandise by various mail order catalogs and brochures.

  The Company's maternity wear retail stores, although having different merchandising and marketing strategies, are all targeted to women seeking to purchase moderate to upscale maternity fashions. All of the Company's maternity store concepts sell clothing that is designed to meet an expectant mother's entire lifestyle fashion needs, including her career requirements, as well as her casual and special occasion needs. Mimi Maternity is designed to meet the needs of fashion forward women who are willing to spend more to make a fashion statement. Pea markets the most upscale of the Company's maternity fashions and offers a premium merchandise selection manufactured by the Company, including the Company's Mimi Maternity line of clothing, and certain designer labels. Mimi Maternity and Pea collectively constitute the Company's "high end" product line. Motherhood is the oldest chain specialty retailer of maternity clothing in the United States and markets moderately priced maternity clothing. Motherhood Maternity Outlet stores,/2/ a chain of factory-direct outlet stores, serves the woman who seeks maternity clothing but cannot or will not purchase at full retail prices, and primarily serves the moderate market.

  The Company's strategy is to:

  . Respond quickly to customer fashion demand utilizing its Real Time
    Retailing(R) business model.

  . Secure and maintain desirable retail locations within regional shopping malls and factory-direct outlet centers.

  . Expand presence in the moderate price market by identifying key items and offering them at everyday low prices.

  . Use a combination of domestic and international production to ensure both responsiveness to market demands and cost efficiencies.

  In fiscal 1999, the Company expanded into electronic commerce through its Maternity Mall.com and Babystuff.com websites which are sites offering maternity and newborn related products, information and services as well as links to the websites of other vendors and organizations.

--------
/1 /The terms "Mothers Work" and the "Company" as used in this Report include
   Mothers Work, Inc. and Cave Springs, Inc., its wholly-owned subsidiary. All references in this Report to stores or Company-owned stores include leased departments.

/2 /The Company continues to operate stores under the name Mothers Work where bound by lease arrangements or where it would otherwise not be economical to change the name of the store.

  The Company is incorporated under the laws of the State of Delaware and entered into the maternity apparel business in 1982. Its principal executive offices and production facility are located at 456 North Fifth Street, Philadelphia, Pennsylvania 19123 and its telephone number is (215) 873-2200.

The Maternity Apparel Market

  The Company is unaware of any reliable data on the revenue size of the maternity apparel market. The Company believes that the number of maternity clothing wholesale vendors has decreased over the last few years as full service retailers are attempting to be more competitive in this commitment. The Company's vertical integration reduces the need for the Company to rely on the availability of merchandise from outside vendors, providing a competitive advantage for the Company. Management believes that the fact that women may choose to shop the regular market or choose loose-fitting or larger-sized clothing as a substitute for maternity wear impacts the maternity apparel market.

Strategy

  The key components of the Company's strategic objectives are described below.

  Real Time Retailing--Real Time Retailing(R) is the Company's proprietary and comprehensive capability to monitor better and respond more quickly to consumer fashion demand, thereby reducing the fashion risk inherent in the apparel business. Through the use of computerized point of sale and merchandising systems, daily replenishment of inventory to the stores, "quick-response" design, "quick-turn" domestic manufacturing and cost efficient international production, the Company is able to provide its customers with the merchandise that they want when they want it. The objective is to maximize the sales potential of each store by matching the profile of the store's customers with the proper merchandise. Real Time Retailing(R) also assists the Company in increasing its in-store inventory turns and sales per square foot, reducing its cost of goods sold and generating higher gross profit margins.

  Prime Locations and Broad Distribution--The Company's historical ability to generate high sales per square foot, in addition to the high quality image and design of the Company's stores and its multiple concept approach, have enabled the Company to secure and maintain desirable retail locations within regional shopping malls throughout the United States and factory-direct outlet centers for its stores. These factors have enabled the Company not only to locate stores at many of the most desirable shopping malls and factory-direct outlet centers in the country, but also to obtain desirable locations within such malls and centers.

  By operating four different store concepts, the Company is positioned to satisfy demand for maternity clothing throughout the moderate and high-end segments of the market by offering a full range of career, casual, exercise, and special occasion maternity wear. Mall operators require an appropriate mix of stores for the mall's consumer and market position. For regional malls that require one maternity store, the Company provides several different concepts within the moderate and high-end segments of the market from which the mall can choose to meet its consumer needs. In the case of multi-mall operators, the Company has the flexibility to supply packages of stores in multiple malls utilizing all of its concepts.

  As of September 30, 1999, the Company's operations included 97 leased departments. Generally, start-up and operating costs for a leased department are substantially less than for a stand-alone store. The departments are leased from stores such as Lazarus, Rich's, Babies "R" Us, and Macy's, and are generally staffed with Company employees. The Company terminated its lease departments in Famous Barr and Macy's West stores during fiscal year 1999. The inventory of the leased departments is merchandised and owned by the Company and includes fashions from Motherhood, Mimi, and Pea. The leased departments also carry a line of maternity clothing designed exclusively for them under the Steena(R) label. In addition, select department stores carry Essentials by Mimi Maternity an exclusive department store brand. The Essentials line contains all of the pieces necessary for an expectant mother to continue wearing fashionable styles during her pregnancy. Approximately 95% of the leased departments utilize EDI to capture sales information, and 100% of the leased departments use

Company registers to communicate with its employees. The Company's leased department arrangements generally have an initial term of one year with an option for extension of the term.

  Key Items--The Company's strategy is to continue to expand on the moderate item market by offering seasonal items at everyday low prices. Typical seasonal offerings include denim blue jeans, turtlenecks, t-shirts, leggings, and additional items identified in the market that fit the key-item profile. The Company sources this product using a combination of international and domestic production.

  Production--The Company's strategy is to use a combination of domestic and international production. International sources are used for items such as those in the moderate business where lower costs are necessary for competitive reasons, and the fashion marketability of the item is not adversely affected by the longer lead times which are inherent when a product is acquired from an international vendor. The Company also uses domestic production which helps ensure: (1) in-season manufacturing capability for fast selling moderate price product to reduce stock-outs; (2) preseason production of time-sensitive fashion apparel, and (3) in-season production of popular fashion items identified during the season. This domestic manufacturing capability allows the Company to react in real time to changing market trends providing the Company with a competitive advantage over other apparel retailers who source the majority of their product overseas.

Expansion Strategy

  Expansion of Apparel Business. Since the time of its initial public offering in March 1993, the Company has increased its maternity store base by approximately 833% (from 67 stores to 625 stores) as of September 30, 1999. These increases include stores acquired as a result of the Company's January 1994 acquisition of Page Boy (22 stores acquired) ("Page Boy Acquisition"), its April 1995 acquisition of A Pea in the Pod (66 stores acquired) ("Pea Acquisition"), and its August 1995 acquisition of Motherhood (217 stores acquired) ("Motherhood Acquisition").

  The Company opened 94 locations in fiscal 1999, consisting of 19 leased departments, 73 Motherhood, Maternity Works and Motherhood Maternity Outlet stores and two high end stores, compared with 80 locations in fiscal 1998, consisting of 37 Motherhood and Maternity Works stores, 34 leased departments and nine Episode and Episode outlet stores. The Company plans to add approximately 80 maternity stores, principally Motherhood stores, in fiscal 2000.

  The Company's growth has resulted from the addition of new stores, the acquisition of existing maternity stores and the increased sales volume from such stores. The Company's ability to open new stores on a timely basis will depend upon the Company's success in identifying suitable store sites, obtaining leases for those sites on acceptable terms, constructing or refurbishing the sites where necessary, hiring and training skilled store managers and personnel, and cash availability. There can be no assurance that suitable sites will be available for new stores or that new stores will generate sales volumes comparable to those of the Company's existing stores, and the costs associated with opening such stores may adversely affect the Company's profitability. Further, from time to time, the Company also evaluates store-closing opportunities.

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

  The Company has also undertaken several other maternity sales initiatives. In fiscal 1999, it offered selected store merchandise through its Internet store and ensured convenient, safe shopping for its customers through a secure website. The Company also expanded its product offering during fiscal year 1999 to include Plus size maternity apparel and more clothing and accessories suitable for nursing mothers. Nursing products were initially offered through a new mail order catalog and some products were available in the Company's stores. The Company also offers an expanded selection of nursing products through its website MaternityMall.com. The addition of several store locations outside of malls will continue during fiscal 2000 as suitable locations are identified.

Store Concepts

  The Company operates its maternity stores under four concepts offering a full range of career, casual, exercise and special occasion maternity wear:
Pea, Mimi Maternity, Motherhood and Maternity Works. The following table sets forth certain information regarding the Company's store composition as of September 30, 1999, including each store concept's target location, product description and selected price points:

                           Summary of Store Concepts

         Store            Description of      Product    Price Range for Average Store    Typical Anchors and
        Concept          Typical Location   Description  Dresses/Blouses Size (Sq. Ft.)  Comparable Retailers
------------------------ ----------------- ------------- --------------- -------------- -----------------------
A Pea in the Pod........ High end regional Bridge, high     $200-$400        2,900      Bergdorf Goodman,
                         malls & affluent  fashion          $120-$150                   Neiman Marcus, Saks
                         residential                                                    Fifth Avenue, Gucci,
                         districts                                                      Ralph Lauren

Mimi Maternity.......... High end regional Fashion-         $128-$248        1,800      Neiman Marcus,
                         malls             forward,         $58-$108                    Bloomingdales,
                                           Contemporary                                 Nordstrom's, Saks Fifth
                                                                                        Avenue, Barney's, Joan
                                                                                        & David, Bebe, Ann
                                                                                        Taylor, Banana
                                                                                        Republic

Motherhood.............. Moderate regional Value-            $29-$98         2,000      Macy's, Sears, J.C.
                         malls, department oriented,         $22-$38                    Penney, Mervyn's,
                         stores, power     mostly casual  jeans $14.90                  Casual Corner, Lerners,
                         centers and strip basics; key   t-shirts $11.90                Limited, Express, Eddie
                         malls             items         leggings $12.90                Bauer, Mothertime, Dan
                                                                                        Howard, Target,
                                                                                        K Mart, Kohl's and
                                                                                        Wal-Mart

Maternity Works......... Factory-direct    Fashion at       $78-$158         2,000      Neiman Marcus' Last
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

  Most malls require only one moderate to high-end maternity store; however, major regional malls with several department stores may be able to accommodate two. With Mimi Maternity and Pea as the Company's prestige offerings, and Motherhood as the value oriented, mostly casual basics offering, the Company has the potential to fill both positions at a given mall. As of September 30, 1999, the Company had two or more maternity stores in 31 major regional malls.

Store Operations

  The Company's store operations allow store personnel to focus on selling as well as the physical maintenance of merchandise and store facilities. The Company employs skilled, motivated sales associates who are trained to provide the detailed assistance and the reassurance needed by the customer. A visual merchant coordinates with the merchandising department to develop a space allocation plan and design store display windows. The visual merchant travels among the Company's stores to enhance merchandise presentation.

Merchandising, Design and Store Inventory Planning

  Merchandising. Guided by Real Time Retailing(R), the Company's merchandising department combines input from Company designers, current trends seen generally in women's clothing, outside vendor resources and store management input, with TrendTrack computer analysis of customer preferences to provide a constant flow of merchandise to the Company's stores. The Company strives to maintain an appropriate balance between new merchandise and proven successful styles and utilizes Trend Track's open-to-buy system to plan its domestic and international production to control inventory quantity and mix. These fashions are generally marketed under the Company's A Pea in the Pod(R), Mimi Maternity(R), Steena(R), and Motherhood(R) labels.

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

  Store Inventory Planning. The Company establishes target inventories for each store using its inventory planning system to enhance store merchandise coordination and stock balance, to maintain adequate depth of merchandise by style and to manage close-out merchandise and end-of-season consolidation of merchandise. Integral to the Company's inventory management program are its proprietary methods guided by Real Time Retailing(R) and managed by its TrendTrack information system.

Production and Distribution

  The Company is responsible for the design and production of approximately 75% of its merchandise including merchandise produced abroad using the Company's designs and merchandise assembled abroad using the "807 operations" described below. The remaining 25% of the Company's merchandise is designed and produced from several outside sources. The Company obtains fabrics, trim and other supplies from a variety of sources and believes that as the number of the Company's stores increases, there will continue to be adequate sources of fabrics and other supplies to produce a sufficient supply of quality goods in a timely manner and on satisfactory economic terms. The Company subcontracts its sewing to shops in the Philadelphia metropolitan and surrounding area and works with more than 35 subcontractors. No individual subcontractor represents a material portion of the Company's sewing. In addition, some production is supplied by independent foreign subcontractors, principally in Mexico and India, and the Company continues to seek additional subcontractors throughout the world for its sourcing needs. The Company's sourcing also includes "807 operations" in the Dominican Republic, Costa Rica, Guatemala and Honduras. The term "807 operations" refers to articles assembled abroad with components produced in the United States. The Company's 807 operations and production sourced abroad are generally limited to products which are moderate in price and are not time-sensitive with respect to fashion demand (e.g. blue jeans, leggings, T-shirts, etc.). The Company's production and quality assurance team monitors production at each subcontractor's facility in the United States and abroad, to ensure quality control, compliance with its design specifications and timely delivery of finished goods.

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

Management Information and Control Systems

  All of the Company's stores have point-of-sale terminals that provide information used in the Company's custom TrendTrack item and classification tracking system. This system provides daily financial and merchandising information integral to the Company's Real Time Retailing(R) strategy. The TrendTrack system has numerous features designed to integrate the Company's retail operations with its design, manufacturing and financial functions. These features include custom merchandise profiles for each store, daily inventory replenishment, item tracking providing daily updated selling information for every style, classification open-to-buy and inventory control, as well as daily collection of credit card receipts.

  The Company employs a comprehensive materials requirements planning system to manage its production inventories, documentation, work orders and scheduling. This system provides a perpetual raw material inventory, actual job costing, scheduling and bill of materials capabilities.

Advertising

  The Company's advertising and promotion efforts focus on yellow pages and national and local print advertising. Pea and Mimi Maternity are advertised in magazines such as "Vogue", "In Style", "Women's Magazine", and "Shape Fit Pregnancy". During 1999, the Company increased its advertising for Motherhood which is advertised in magazines such as "Shape Fit Pregnancy", "Parent's Expecting", "Baby Talk", "Parenting", "Healthy Pregnancy", and "American Baby". In addition, the Company produces maternity brochures, which are distributed to obstetricians and customers in the store and through direct mail. The customer mailing list, which by nature is constantly changing, is regularly updated through the Company's point-of-sale collection system. In fiscal 2000, the Company intends to distribute maternity brochures quarterly, rather than semi-annually as done in fiscal 1999. In fiscal 1999, nursing products were offered through a new mail order catalog, as well as being advertised in magazines such as "Shape Fit Pregnancy", "American Baby", and "Baby Talk".

  The Company also commenced advertising on the Internet through its websites. The website www.MaternityMall.com was launched on the Internet in January 1999 with five tenants. In less than a year, it expanded to over 30 tenants. The Company intends to continue to grow its MaternityMall.com website by expanding its e-commerce tenants as well as expanding the services offered and information provided. In September 1999, Mothers Work, Inc. opened its new e-commerce website, Babystuff.com., which is an on-line website offering a large selection of the well-known brands in infant clothing, including such vendor names as Carters, Absorba, Gerber, and Mustela. During fiscal 2000, the Company plans to continue to increase its investments in advertising and marketing, however; there can be no assurances that these increased investments will result in increased sales or profitability.

Competition

  The Company's business is highly competitive. Depth of selection in sizes, colors and styles of merchandise, merchandise procurement and pricing, ability to anticipate fashion trends and customer preferences, inventory control, reputation, quality of merchandise, store design and location, advertising and customer service are all important factors in competing successfully in the retail industry. As a result, in its maternity apparel business, the Company faces competition from various full-price maternity clothing chains, a number of off-price specialty retailers, Internet businesses and catalog retailers, as well as from local, regional and national department stores and women's and, to some extent, men's clothing stores. The Company faces competition in the moderate maternity market from retailers such as Target, Kohl's, J.C. Penney, K Mart, Wal-Mart, Mervyn's, Sears and others. Many of these competitors are larger and have significantly greater financial resources than the Company.

Employees

  At September 30, 1999, the Company had approximately 2,148 full-time and approximately 1,650 part-time employees. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its employee relations to be good.

Executive Officers of the Company

  The executive officers of the Company are:

   Name                     Age Position
   ----                     --- --------
   Dan W. Matthias.........  56 Chairman of the Board and Chief Executive Officer
   Rebecca C. Matthias.....  46 President, Chief Operating Officer and Director
   Thomas Frank............  43 Chief Financial Officer and Vice President--Finance
   Donald W. Ochs..........  58 Senior Vice President--Operations
   Frank C. Mullay.........  48 Senior Vice President--Stores
   Vana Longwell...........  53 Senior Vice President--Merchandising
   Sheryl L. Roth Rogers...  44 Vice President--Marketing

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

  Thomas Frank joined the Company in 1988 and served the Company as Vice President--Finance since September 1989 and also as Chief Financial Officer since September 1995. Mr. Frank was Sales Audit Manager of the Lane Bryant Division of The Limited, Inc. from 1986 to 1988. Mr. Frank is a Certified Public Accountant. Mr. Frank resigned from the Company effective December 10, 1999.

  Donald W. Ochs joined the Company in June 1995 as Senior Vice President-- Operations with over 30 years of experience in apparel manufacturing management, operations and worldwide sourcing of women's specialty clothing. Mr. Ochs was Senior Vice President--Corporate Worldwide Sourcing and Manufacturing at Leslie Fay Companies from October 1993 until joining the Company. From 1989 to 1993, Mr. Ochs was employed by Liz Claiborne, Inc. as Senior Vice President--Manufacturing.

  Frank C. Mullay joined the Company in September 1999 as Senior Vice President--Stores. Prior to joining the Company he was employed with Limited Too as Interim Director of Limited Stores and Senior Regional Manager from 1990 to 1999. Mr. Mullay was previously employed with Limited, Inc. from 1983 to 1990.

  Vana Longwell joined the Company in 1994 as Vice President--Merchandising and since April 1999 has served as Senior Vice President--Merchandising. Prior to 1994, she served as President of Wainscott Sportswear from 1989 to 1993 and from 1980 to 1989 she was the Executive Vice President and general manager of Apparel Affiliates.

  Sheryl L. Roth Rogers joined the Company in October 1999 as Vice President-- Marketing, with 20 years of experience in branded consumer products marketing management. Ms. Roth Rogers was most recently Vice President of Marketing in business to business marketing at Teknion, Inc., an international designer and manufacturer of office system furniture, and previously led marketing for the Swanson Frozen Foods Division of Campbell's Soup. From 1985 to 1995 she was the Group Marketing Manager and Product Manager for New Products, Chicken Tonight and Ragu pasta sauces at the Ragu Foods Group of Unilever. Ms. Roth Rogers launched her marketing career managing cereal, yogurt and snack brands at General Mills Corp. from 1979 to 1985.

  The Company's executive officers are elected annually by the Board of Directors and serve at the discretion of the Board.

  Other than the husband and wife relationship between Dan and Rebecca Matthias, there are no family relationships among any of the other executive officers of the Company.

Trademarks

  The Company owns such rights to the trademarks and service marks as it believes are necessary to conduct its business as currently operated. The Company is the owner, through its wholly-owned subsidiary, Cave Springs, Inc., of registered trademarks including Mothers Work(R), Maternite(R), Motherhood Maternity(R), Motherhood Maternity Outlet(R), Steena(R), A Pea in The Pod(R), Maternity Works(R), Maternity Redefined(R), Motherhood(R), Essentiel(R), JustA-Snap(R), Daniel & Rebecca(R) and Lauren Taylor(R). Additionally, the Company owns the service marks Mimi Maternity(R), Real Time Retailing(R) and the slogan What's Showing is Your Style(R). The Company owns a patent for an adjustable waistband used in skirts, which allows the garment to be loosened during the course of pregnancy and a patent relating to the Essentiel Body Cream product. The Company is not aware of any pending claims of trademark infringement or other challenges to the Company's rights to use its marks in the United States as currently used by the Company.

Item 2. Properties

  The Company's principal executive offices, manufacturing and distribution facilities are located at 456 North Fifth Street, Philadelphia, Pennsylvania 19123. This facility consists of approximately 318,000 square feet of which approximately 44,000 square feet is dedicated to office space and the remaining square footage to manufacturing and distribution.

  During October 1999, the Company entered into a lease for an approximately 50,000 square foot warehouse located at 10430 Drummond Road, Philadelphia, Pennsylvania 19123 for fabric storage. Of the approximately 50,000 square feet, 5,000 square feet is dedicated to office space and the remaining square footage is dedicated to the warehouse.

  The Company leases virtually all of its store premises. All of the Company's retail stores are leased pursuant to terms averaging from seven to ten years. Certain leases allow the Company to terminate its obligations in the event the specified store does not achieve a specified sales volume. Certain leases include clauses that provide for contingent payments based on sales volumes and others contain clauses for escalations of base rent as well as increases in operating costs, marketing costs and real estate taxes. The terms of the Company's leases, excluding leased departments, expire as follows:

   Fiscal Year
   Lease Term                                                          Number of
   Expires                                                              Stores
   -----------                                                         ---------
   2000...............................................................     35
   2001...............................................................     47
   2002...............................................................     56
   2003...............................................................     72
   2004 and later.....................................................    318

  The Company intends to renew substantially all of the leases upon lease terms acceptable to the Company.

  As of September 30, 1999, the Company's operations included 97 leased departments. Generally, start-up and operating costs for a leased department are substantially less than for a stand-alone store. The departments are leased from stores such as Lazarus, Rich's, Babies "R" Us, and Macy's and are generally staffed with Company employees. The inventory of the leased departments is merchandised and owned by the Company. Approximately 95% of the leased departments utilize Company point-of-sale registers to capture sales information, and 100% of the leased departments use such registers to communicate with employees. The Company's leased department arrangements generally have an initial term of one year.

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

  The following table sets forth, for the fiscal quarters indicated, the high and low closing bid prices per share for the Company's common stock, as reported on the Nasdaq National Market:

   Fiscal 1998                                                  High      Low
   -----------                                                --------- --------
   First Quarter............................................. $10 5/8   $    7
   Second Quarter............................................   9 1/4      7 1/2
   Third Quarter.............................................   9 11/16    6 1/2
   Fourth Quarter............................................  10 3/4        7
   Fiscal 1999
   -----------
   First Quarter............................................. $    14   $ 8 1/4
   Second Quarter............................................    15 7/8  10 3/8
   Third Quarter.............................................      13    10 3/8
   Fourth Quarter............................................    14 1/8   7 5/16

  As of December 7, 1999, there were 80 holders of record and 745 estimated beneficial holders of the Company's common stock.

  The Company currently intends to retain any future earnings to fund operations and the continued development of its business and, therefore, does not anticipate paying cash dividends on its common stock in the immediate future. In addition, no dividends may be paid on the Company's common stock until all cumulative and current dividends on the Company's preferred stock (the "Preferred Stock") have been declared and paid in full. Any payment of future dividends will be at the discretion of the Company's Board of Directors and will be based upon certain restrictive financial covenants, earnings, capital requirements and the operating and financial condition of the Company, among other factors, at the time any such dividends are considered. See Note 7 of "Notes to Consolidated Financial Statements" for further discussion on the Preferred Stock dividends.

Item 6. Selected Financial Data

  The following selected consolidated financial data as of September 30, 1995, 1996, 1997, 1998 and 1999 and for the years then ended have been derived from the Financial Statements of the Company which have been audited by Arthur Andersen LLP, independent public accountants. The information set forth below should be read in conjunction with the Financial Statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                                        Year Ended September 30
                         -----------------------------------------------------------
                            1995         1996        1997        1998        1999
                         ----------   ----------  ----------  ----------  ----------
                          (In thousands, except per share and operating data)
Income statement data:
  Net sales............. $  106,005   $  199,180  $  246,934  $  298,991  $  299,735
  Cost of goods sold....     45,527       88,417     113,886     158,047     150,402
                         ----------   ----------  ----------  ----------  ----------
    Gross profit........     60,478      110,763     133,048     140,944     149,333
  Selling, general, and
   administrative
   expenses.............     53,835       95,395     124,495     139,322     127,390
  Restructuring and non-
   recurring charges....      5,427          --        5,617      10,635         --
                         ----------   ----------  ----------  ----------  ----------
    Operating income
     (loss).............      1,216       15,368       2,936      (9,013)     21,943
  Interest expense,
   net..................      4,484       12,636      13,252      15,181      15,132
                         ----------   ----------  ----------  ----------  ----------
    Income (loss) before
     income taxes
     (benefit) and
     extraordinary
     item...............     (3,268)       2,732     (10,316)    (24,194)      6,811
  Income taxes (bene-
   fit).................       (847)       1,828      (2,677)     (7,477)      3,424
                         ----------   ----------  ----------  ----------  ----------
    Income (loss) before
     extraordinary
     item...............     (2,421)         904      (7,639)    (16,717)      3,387
  Extraordinary item,
   net of income tax
   benefit..............     (4,215)         --          --          --          --
                         ----------   ----------  ----------  ----------  ----------
  Net income (loss).....     (6,636)         904      (7,639)    (16,717)      3,387
  Preferred dividends...        163          978       1,088       1,168       1,251
                         ----------   ----------  ----------  ----------  ----------
    Net income (loss)
     available to common
     stockholders....... $   (6,799)  $      (74) $   (8,727) $  (17,885) $    2,136
                         ==========   ==========  ==========  ==========  ==========
  Net income (loss) per common
   share:(1)
    Before extraordinary
     item............... $    (0.83)  $    (0.02) $    (2.45) $    (5.00) $     0.57
    Extraordinary item..      (1.35)         --          --          --          --
                         ----------   ----------  ----------  ----------  ----------
  Net income (loss) per
   common share(1)...... $    (2.18)  $    (0.02) $    (2.45) $    (5.00) $     0.57
                         ==========   ==========  ==========  ==========  ==========
  Weighted average
   common shares
   outstanding(1).......  3,120,535    3,269,290   3,562,980   3,577,143   3,754,433
                         ==========   ==========  ==========  ==========  ==========
Operating data:
  Same-store sales
   increase
   (decrease)(2)........       (0.7)%        8.0%        4.3%       13.4%       12.9%

  Average net sales per
   gross square
   foot(3).............. $      360   $      333  $      338  $      354  $      338
  Average net sales per
   store (3)............ $  442,113   $  452,446  $  508,001  $  464,080  $  566,640

At end of period:
  Number of stores(4)...        451          468         587         583         625
  Gross square footage..    643,175      719,930     819,900     737,689     851,913

                                                   September 30
                                   --------------------------------------------
                                     1995     1996     1997     1998     1999
                                   -------- -------- -------- -------- --------
                                                  (In thousands)
Balance sheet data:
  Working capital................. $ 31,611 $ 37,435 $ 32,083 $ 23,614 $ 24,020
  Total assets....................  148,562  164,613  171,718  172,469  177,608
  Total long-term and short-term
   debt...........................   95,373  103,998  108,112  119,982  128,661
  Stockholders' equity............   25,537   35,107   26,380    8,750    9,068

--------
(1) See Note 1 of "Notes to Consolidated Financial Statements".
(2) Based on stores opened at least 24 months in their current store format.
(3) Based on locations in operation during the entire fiscal year.
(4) September 30, 1998 excludes 30 Episode stores, which, while owned by the Company, were being operated by a liquidator.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

  The following tables set forth, for the periods indicated, the percentages which the items in the Company's Statements of Operations bear to net sales:

                                                            Percentage of Net
                                                                  Sales
                                                               Year Ended
                                                              September 30,
                                                            -------------------
                                                            1997   1998   1999
                                                            -----  -----  -----
Net sales.................................................. 100.0% 100.0% 100.0%
Cost of goods sold.........................................  46.1   52.9   50.2
                                                            -----  -----  -----
  Gross profit.............................................  53.9   47.1   49.8
Selling, general and administrative expenses...............  50.4   46.6   42.5
Restructuring charges......................................   2.3    3.5    --
                                                            -----  -----  -----
  Operating income (loss)..................................   1.2   (3.0)   7.3
Interest expense, net......................................   5.4    5.1    5.0
                                                            -----  -----  -----
Income (loss) before taxes.................................  (4.2)  (8.1)   2.3
Income taxes (benefit).....................................  (1.1)  (2.5)   1.2
                                                            -----  -----  -----
Net income (loss)..........................................  (3.1)  (5.6)   1.1
                                                            =====  =====  =====

  The following table sets forth certain information representing growth in the number of maternity stores and leased maternity departments for the periods indicated:

                                                               Year Ended
                                                              September 30
                                                            -------------------
                                                            1997   1998   1999
                                                            -----  -----  -----
Stores:
Beginning of period........................................   468    587    613
  Opened...................................................   152     80     94
  Closed...................................................   (33)   (54)   (82)
                                                            -----  -----  -----
End of period..............................................   587    613    625
                                                            =====  =====  =====

  The table above includes 30 Episode stores in the number for the end of period fiscal year 1998 and the beginning of period fiscal year 1999. The Company completed the closure of its remaining Episode stores during the second quarter of fiscal 1999.

  Included in the Statements of Operations for fiscal 1998 and fiscal 1999 are the following amounts for the Episode division:

                                                                Year Ended
                                                               September 30
                                                             ------------------
                                                                 1998      1999
                                                             ------------  ----
Revenues.................................................... $ 45,684,000  $--
Cost of goods sold*.........................................   39,275,000   --
Gross margin................................................    6,409,000   --
Contribution margin (loss)*.................................  (22,451,000)  --
Restructuring charges.......................................  (10,635,000)  --

* Cost of goods sold for 1998 includes $10,290,000 for writedowns of Episode inventory related to the Episode closing. Contribution margin is comprised of gross margin less cost of store operations, royalties and certain related expenses.

Year Ended September 30, 1999 and 1998

  Net Sales. Net sales in fiscal 1999 increased by $0.1 million, or 0.2%, as compared to fiscal year 1998. Net sales from the Company's core maternity business increased $46.4 million, or 18.3%, from $253.3 million in fiscal 1998 to $299.7 million in fiscal 1999. This increase was primarily due to a $29.6 million, or 12.9%, net increase in comparable sales in its core maternity business. The remainder of the increase in sales was due to store openings in fiscal 1999. At September 30, 1999, the Company operated 625 maternity stores and leased departments: 351 operating under the Motherhood store concept, 112 under the Pea/Mimi Maternity concept, 65 under the Maternity Works outlet concept and 97 leased maternity departments. At September 30, 1998, the Company operated 583 stores and leased departments: 285 operating under the Motherhood store concept, 115 under the Pea/Mimi Maternity concept, 60 under the Maternity Works outlet concept, 123 leased maternity departments. Additionally, the Company had 30 stores in the Episode business being operated on its behalf by a liquidator. Pursuant to an asset transfer agreement with The Wet Seal, Inc., a Delaware corporation, the Company agreed to sell its leasehold rights and interests in most of the remaining Episode stores to The Wet Seal, Inc. All remaining stores were sold or closed by the end of the second quarter of fiscal 1999.

  Gross Profit. Gross profit as a percentage of net sales increased to 49.8% in fiscal 1999, as compared to 47.1% in fiscal 1998. This improvement was due to the lack of non-recurring charges in fiscal 1999 as compared to fiscal 1998.

  Selling, General & Administrative Expenses. Selling, general and administrative expenses decreased by $11.9 million, or 8.6%, in fiscal 1999 as compared to fiscal 1998 and, as a percentage of net sales, decreased from 46.6% to 42.5%. The decrease was primarily due to elimination of Episode related selling, general and administrative costs which more than offset increases in maternity business related store wages, rents and operating expenses. The decrease in selling, general and administrative expenses as a percentage of sales is a function of large increases in comparable store sales combined with an effort to better control costs.

  Closing and Restructuring Costs. In May 1998, the Company reported that the Board of Directors had instructed management to restructure the Episode(R) non-maternity bridge women's apparel business to eliminate losses from that business. The initial step of the restructuring resulted in closure or conversion of 21 stores, principally Episode outlets. Additionally, the Company retained an advisor to assist in establishing the extent of restructuring necessary. Subsequently, in September 1998, the Company's management announced that the remaining Episode stores would be sold or closed. Costs associated with the closing of Episode include payoff of royalties, severance, store closings, legal fees, inventory and other costs incident to the closing. The aggregate charge for closing the Episode business, all of which was recorded in fiscal 1998, was $20.9 million of which $10.3 million was included in cost of goods sold.

  Operating Income. Operating income for fiscal 1999 was $22.0 million, or 7.3%, of net sales, as compared to an operating loss in fiscal 1998 of $9.0 million. Fiscal 1998 operations were negatively impacted due to losses from the Company's Episode division and the non-recurring charges of $20.9 million. Exclusive of the nonrecurring charges, operating income in fiscal 1998 would have been $11.9 million, or 4.0% of net sales. The dollar increase of $10.1 million, excluding non-recurring charges, is a result of the increased sales volume and elimination of selling, general and administrative costs relating to Episode. Operating income was positive in the core maternity business for fiscal years 1999 and 1998.

  Interest Expense, Net. Net interest expense increased by $0.1 million in fiscal year 1999 compared to fiscal year 1998. The dollar increase was due to increased short-term borrowings under the line of credit agreement.

  Income Taxes. The effective income tax rate was an expense of 50.3% in fiscal 1999, as compared to a benefit of 30.9% in fiscal 1998. The increased effective tax rate in fiscal 1999 was primarily due to the impact of non-deductible goodwill amortization on the current year pre-tax income compared to the prior year net loss. See Note 10 of "Notes to Consolidated Financial Statements" for the reconciliation of the statutory federal income tax rate to the Company's effective tax rates in fiscal 1999 and 1998.

Year Ended September 30, 1998 and 1997

  Net Sales. Net sales in fiscal 1998 increased by $52.1 million, or 21.1%, as compared to fiscal year 1997. This increase was primarily due to a $23.6 million, or 13.4%, net increase in comparable sales in its core maternity business, a $16.6 million net increase due to maternity store opening and closing activity, and an $11.8 million increase in the closed Episode business. Net sales from the Company's core maternity business increased 18.8% from $213.2 million in fiscal 1997 to $253.3 million in fiscal 1998. At September 30, 1998, the Company operated 583 maternity stores and leased departments: 285 operating under the Motherhood store concept, 115 under the Pea/Mimi Maternity concept, 60 under the Maternity Works outlet concept and 123 leased maternity departments. Additionally, the Company had 30 stores in the Episode business being operated on its behalf by a liquidator. Pursuant to an asset transfer agreement with The Wet Seal, Inc., a Delaware corporation, the Company agreed to sell its leasehold rights and interests in most of the remaining Episode stores to The Wet Seal, Inc. All remaining stores are scheduled to be sold or closed by the end of the second quarter of fiscal 1999. At September 30, 1997, the Company operated 587 stores and leased departments: 260 operating under the Motherhood store concept, 41 under the Pea concept, 79 under the Mimi Maternity concept, 51 under the Maternity Works outlet concept, 114 leased maternity departments and 42 under the Episode concept.

  Gross Profit. Gross profit as a percentage of net sales decreased to 47.1% in fiscal 1998, as compared to 53.9% in fiscal 1997. This decrease was caused primarily by markdowns taken on the Episode product line and a $10.3 million charge related to the closure of the Episode business. Additionally, the continued growth of the Motherhood sales as a percentage of total sales has contributed to the decrease in gross profit percentage because Motherhood operates at a lower gross profit percentage than the high end (Pea/Mimi) maternity divisions. The Motherhood stores experienced substantial increases in comparable-store sales as market share is driven through lower price points.

  Selling, General & Administrative Expenses. Selling, general and administrative expenses increased by $14.8 million, or 11.9% in fiscal 1998 as compared to fiscal 1997; however, as a percentage of net sales decreased from 50.4% to 46.6%. The decrease in selling, general and administrative expenses as a percentage of sales is a function of large increases in comparable store sales combined with an effort to better control costs. In addition, during fiscal 1997 the Company recorded a charge of approximately $1.0 million under Statement of Financial Accounting Standards No. 121 related to leasehold improvements and furniture and equipment at 16 maternity store locations. The dollar increase in fiscal 1998, as compared to fiscal 1997, was primarily due to increases in store rents, wages and benefits and operating expenses at the store level, which accounted for $9.1 million, $7.7 million and $3.2 million of the increase, respectively. The increases in wages, benefits and rents at the store level resulted from the increased number of stores opened and the related staffing costs.

  Closing and Restructuring Costs. The aggregate charge for closing the Episode business, all of which was recorded in fiscal 1998, was $20.9 million of which $10.3 million was included in cost of goods sold.

  Operating Loss. Operating loss for fiscal 1998 was $9.0 million as compared to operating income in fiscal 1997 of $2.9 million, due to losses from the Company's Episode division and the restructuring charges of $20.9 million in fiscal 1998. Fiscal 1997 operations were negatively impacted by $9.6 million of restructuring charges related to the maternity business. Exclusive of the restructuring and other unusual charges, operating income decreased 4.8% from $12.5 million in fiscal 1997 to $11.9 million in fiscal 1998. Operating income was positive in the core maternity business for fiscal years 1998 and 1997.

  Interest Expense, Net. Net interest expense increased by $1.9 million in fiscal year 1998 compared to fiscal year 1997, and as a percentage of sales, decreased from 5.4% to 5.1%. The dollar increase was primarily due to increased short-term borrowings under the line of credit agreement.

  Income Taxes. The effective income tax rate was a benefit of 30.1% in fiscal 1998, as compared to a benefit of 25.9% in fiscal 1997. The change in the effective income tax rate was primarily due to the relationship of non-deductible goodwill amortization to loss before income taxes. See Note 10 of "Notes to Consolidated Financial Statements" for the reconciliation of the statutory federal income tax rate to the Company's effective tax rates in fiscal 1998 and 1997.

Liquidity and Capital Resources

  The Company's cash needs have been for debt service, increased inventories to support the additional retail locations, and fixed assets at both its store and corporate locations. In fiscal 1999, the Company's cash sources have been from increases in its borrowings under the line of credit agreement, cash overdrafts and net cash provided by operating activities. At September 30, 1999, the Company had available cash and cash equivalents of $1.1 million, compared to $3.6 million at September 30, 1998.

  Net cash provided by operating activities was $0.5 million in fiscal 1998 compared with $0.4 million in fiscal 1999. The $0.4 million net cash provided by operating activities in fiscal 1999 includes cash provided by net income, offset by adjustments for non-cash items of $12.0 million, less cash used for working capital of $15.5 million. Non-cash items consisted primarily of $10.5 million in depreciation and amortization and $0.5 million provision for deferred rent, in addition to, $1.0 million of deferred tax expense. The cash used for working capital in fiscal 1999 consisted of $13.3 million to increase inventories and accounts receivable, a $6.5 net decrease in accounts payable and accrued expense, partially offset by a decrease in prepaid expenses and other assets of $4.3 million. In fiscal 1999, inventory levels in the moderate division were increased to facilitate the increasing sales volume.

  Net cash used in investing activities increased from $9.6 million in fiscal 1998 to $10.3 million in fiscal 1999. The cash used in investing activities for fiscal 1999 included $7.8 million used for capital expenditures for new store facilities, primarily Motherhood, and improvements to existing stores, $2.2 million for other corporate capital expenditures and $0.2 million for intangible and other assets. This compares with investing activities for fiscal 1998 of $6.9 million used for capital expenditures for new store facilities, $2.5 for other corporate capital expenditures and $0.2 million for intangible and other assets.

  Net cash provided by financing activities decreased $3.7 million, from $11.1 million provided by financing activities in fiscal 1998 to $7.4 million in fiscal 1999. The $7.4 million provided by financing activities in fiscal

1999 resulted primarily from $9.6 million in borrowings under the line of credit and cash overdraft activity and proceeds from the exercise of stock options, offset by $2.4 million in repayment of long-term debt and purchases of common stock authorized by the Board in the first and second quarters of fiscal 1999. This compares with $11.1 million provided by financing activities in fiscal 1998 primarily from $12.0 million in borrowings under the line of credit and cash overdraft activity, partially offset by repayment of $0.9 million of long-term debt and debt issuance costs.

  In November 1999, the lender under the Company's working capital facility informed the Company that it has agreed to increase its $44 million working capital facility to $50 million and extend the term of the facility from April 2001 to October 2004, subject to the finalization and execution of the working capital facility documents. In addition to the amount available for borrowing and letters of credit under the working capital facility, the Company also has an additional $4 million letter of credit to collateralize an Industrial Revenue Bond. Further, there are no financial covenant requirements unless Aggregate Adjusted Availability, as defined in the working capital facility agreement, falls below $10 million. In the event that the Aggregate Adjusted Availability falls below $10 million, then the Company must achieve a Minimum Cash Flow, as defined in the agreement, of not less than zero. Consistent with the previous working capital facility, the new working capital facility is secured by substantially all of the Company's assets. On November 24, 1999 the Company had $42.9 million in borrowings and $0.4 million in additional letters of credit issued under the working capital facility, including the $4.0 million letter of credit collateralizing the Industrial Revenue Bond.

  The Company believes that its current cash and working capital positions, available borrowing capacity through the Working Capital Facility and net cash expected to be generated from operations will be sufficient to fund the Company's working capital requirements and required principal and interest payments for fiscal 2000.

Seasonality

  The Company's business, like that of most retailers, is subject to seasonal influences. A significant portion of the Company's net sales and profits is realized during the Company's third fiscal quarter. Results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. Quarterly results may fluctuate materially depending upon, among other things, the timing of new store openings, net sales and profitability contributed by new stores, increases or decreases in comparable store sales, adverse weather conditions, shifts in the timing of certain holidays and promotions, and changes in the Company's merchandise mix.

Inflation

  The Company does not believe the relatively moderate levels of inflation which have been experienced in the United States in recent years have had a significant effect on its net sales or profitability. However, there can be no assurance that the Company's business will not be affected by inflation in the future.

Year 2000 Readiness

  The Year 2000 issue arises primarily from computer programs, commercial systems and embedded chips that will be unable to properly interpret dates beyond the year 1999. The Company utilizes a variety of proprietary and third party computer technologies--both hardware and software--directly in its business. The Company also relies on numerous third parties and their systems' ability to address the Year 2000 issue. The Company's critical information technology (IT) includes: point-of-sale equipment, merchandise distribution, merchandise and non-merchandise procurement, credit card and banking services, transportation, and business and accounting management systems. The Company is using both internal and external resources to complete its Year 2000 initiatives.

  In order to address the Year 2000 issue, the Company's information technology department took on the responsibility to oversee, monitor and coordinate the company-wide Year 2000 effort. This department has developed and implemented a Year 2000 plan. The implementation included five stages: (i) awareness, (ii) assessment, (iii) renovation/development, (iv) validation, and
(v) implementation. There are several areas of focus: (1) renovation of non-compliant systems and components throughout the Company; (2) installation of new software packages to replace legacy systems; (3) assessment of Year 2000 readiness at key vendors and suppliers; and (4) evaluating facilities and distribution equipment with embedded computer technology.

  The status of each area of focus is as follows:

  (1) All five stages of Year 2000 implementation for renovation of non-compliant systems and components were completed by fiscal year end 1999 for significant IT systems used in the Company's business.

  (2) Replacement of significant non-compliant systems and components with new software packages has been completed. The validation and implementation stages of these new systems were completed by fiscal year end 1999.

  (3) A large network of vendors and service suppliers provide the Company with merchandise for resale, supplies for operational purposes and services. The Company identified key vendors and suppliers and made inquiries to determine their Year 2000 status. The Company has obtained assurances from a number of its key vendors regarding their Year 2000 status and completed this process by fiscal year end 1999. In addition, the Company is arranging for alternative vendors and service suppliers to replace vendor and service suppliers not able to achieve Year 2000 compliance.

  (4) The Company also utilizes various facilities and equipment with embedded computer technology, such as PCs, conveyors, security systems, fire protection systems, and energy management systems. The Company's assessment of these systems is complete and all other stages of its efforts were completed by fiscal year end 1999.

  Total incremental expenses incurred to date, and those yet to be incurred, related to review and remediation of the Year 2000 issue have not been and are not expected to have a material impact on the Company's financial position.

  The year 2000 issue presents a number of risks and uncertainties that could impact the Company. For example, risks could include the failure of one or several of the Company's significant vendors to timely fill the Company's merchandise orders or there could be public utility failures that affect the Company's retail stores. The Company is currently analyzing these risks and uncertainties and has developed contingency plans to address material risks related to the year 2000 issues. These contingency plans include the following:

  a. January 1, 2000 falls on a Saturday, when the Company's distribution center and corporate offices are normally closed. The contingency plans include operating the distribution center and corporate systems on January 1 in order to quickly address any year 2000 issues that may arise.

  b. The Company's stores will be open for business on January 1, 2000. Contingency plans for the Company's stores include the following: all store managers will report to their district managers, and district managers to their regional managers during the morning of January 1, 2000, to notify the corporate office whether they are open and operating normally, or if they have encountered problems. If any such problems occur, the use of existing manual sales processing procedures in any affected stores will be implemented until such time as any year 2000 issues are resolved. The Company's information technology department will be on hand and available to work on any year 2000 issues on January 1, 2000, after ranking Year 2000 issues reported by stores in order of importance, using the ability of the store to conduct business and process sales as the primary criteria.

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

Safe Harbor Statement Under the Private Securities Litigation Reform Act of
1995

  The Company cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in
Item 1, Business and Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations of this Report or made from time to time by management of the Company involve risks and uncertainties, and are subject to change based on various important factors. The following factors, among others, in some cases have affected and in the future could affect the Company's financial performance and actual results and could cause actual results for fiscal 2000 and beyond to differ materially from those expressed or implied in any such forward-looking statements: changes in consumer spending patterns, raw material price increases, consumer preferences and overall economic conditions, the impact of competition and pricing, changes in weather patterns, availability of suitable store locations at appropriate terms and consequent changes in store opening plans, continued availability of capital and financing, ability to develop merchandise and ability to hire and train associates, changes in fertility and birth rates, political stability, currency and exchange risks and changes in existing or potential duties, tariffs or quotas, postal rate increases and charges, paper and printing costs, and other factors affecting the Company's business beyond the Company's control.

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

  At September 30, 1999, the principal components of the Company's debt portfolio are Senior Unsecured Exchange Notes (the "Notes") and a Line of Credit (the "Line"), both denominated in U.S. dollars. The Notes bear interest at a fixed rate of 12 5/8%, and the Line bears interest at a variable rate, which at September 30, 1999 was 8.5%. While a change in interest rates would not affect the interest incurred or cash flows related to the fixed portion of the debt portfolio, the Debt Value would be affected. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position.

  The sensitivity analysis as it relates to the fixed portion of the Company's debt portfolio assumes an instantaneous 100 basis point move in interest rates from their levels at September 30, 1999 with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the Debt Value of $0.9 at September 30, 1999. A 100 basis point decrease in market interest rates would result in a $0.9 increase in the Debt Value at September 30, 1999.

  Based on the variable rate debt included in the Company's debt portfolio at September 30, 1999, a 100 basis point increase in interest rates would result in an additional $0.2 million of interest incurred per year. A 100 basis point decrease would lower interest incurred by $0.2 million.

Item 8. Financial Statements and Supplementary Data

  The Company's consolidated financial statements appear at pages F-1 through F-19, as set forth in Item 14.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

  Information concerning directors, appearing under the caption "Election of Directors" in the Company's Proxy Statement (the "Proxy Statement") to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders scheduled to be held on January 20, 2000, and information concerning executive officers, appearing under the caption "Item
1. Business--Executive Officers of the Company" in Part I of this Form 10-K, are incorporated herein by reference in response to this Item 10.

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

  (a)(1) Financial Statements

    The financial statements listed in the accompanying Index to Consolidated Financial Statements are filed as part of this Form 10-K, commencing on page F-1.

  (2) Schedules

    None.

  (3) Exhibits

 Exhibit
   No.                                 Description
 --------                              -----------
  *3.1    Amended and Restated Certificate of Incorporation of the Company
          (effective March 10, 1993) (Exhibit 3.3 to the Company's Registration
          Statement on Form S-1, Registration No. 33-57912, dated February 4,
          1993 (the "1993 Registration Statement")).

  *3.2    By-Laws of the Company (Exhibit 3.5 to the Company's Annual Report on
          Form 10-K for the year ended September 30, 1993 (the "1993 Form 10-
          K")).

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

  *4.5    Amendment No. 1, dated as of June 4, 1997, to the Amended and
          Restated Rights Agreement, dated as of March 17, 1997, between the
          Company and StockTrans, Inc., (Exhibit 4.3 to the Company's Quarterly
          Report on Form 10-Q for the Quarter ended June 30, 1997).

  *4.6 Registration Rights Agreement, dated as of June 9, 1998, by and among the Company and certain of the Selling Stockholders (Exhibit 4.1 of the Company's Registration Statement on Form S-3, Registration No.
          333-59309, dated July 17, 1998).

  *4.7    1987 Stock Option Plan (as amended and restated) (Exhibit 4.1 of the
          Company's Registration Statement on Form S-3, Registration No. 333-
          59529, dated July 21, 1998).

 *10.1    Registration Rights and Right of Co-Sale Agreement dated as of May 4,
          1992 among the Company, Dan W. Matthias, Rebecca C. Matthias,
          Meridian Venture Partners, Penn Janney Fund, Inc., Apex Investment
          Fund, L.P., Meridian Capital Corp., Butcher & Singer/Keystone Venture
          II, L.P., G-2 Family Partnership, PIISC--Penn Venture Fund, John L.
          Plummer, Gail G. Davis, Milton S. Stearns Jr., Trustee U/D/T dated
          12/20/88, Stevan Simich, Growth Investors, George P. Keeley, Robert
          E. Brown Jr., Bruce II. Hooper, John J. Serrell, Charles G. Schiess,
          Terence Kavanagh and Michael B. Staebler (Exhibit 10.8 to the 1993
          Registration Statement).

 Exhibit
   No.                                 Description
 --------                              -----------
 *10.2    1994 Director Stock Option Plan (Exhibit 10.12 to the Company's
          Annual Report on Form 10-K for the year ended September 30, 1994 (the
          "1994 Form 10-K")).

 *10.3 Employment Agreement dated as of July 14, 1994 between the Company and Dan W. Matthias (Exhibit 10.25 to the Company's Current Report on
          Form 8-K dated January 31, 1994 (the "1994 Form 8-K")).

 *10.4 Employment Agreement dated as of July 14, 1994 between the Company and Rebecca C. Matthias (Exhibit 10.26 to the 1994 Form 10-K).

 *10.5    Registration Rights Agreement dated as of August 1, 1995 among the
          Company and Morgan Stanley & Co. Incorporated, Wheat, First
          Securities, Inc. and Janney Montgomery Scott Inc. (Exhibit 10.2 to the June 1995 10-Q).

 *10.6    Loan Agreement dated September 1, 1995 between Philadelphia Authority
          For Industrial Development ("PAID") and the Company (Exhibit 10.26 to the Company's Registration Statement on Form S-1, Registration No.
          33-97318, dated October 26, 1995 (the "1995 Registration
          Statement")).

 *10.7    Indenture of Trust dated September 1, 1995 between PAID and Society
          National Bank (Exhibit 10.29 to the 1995 Registration Statement).

 *10.8    Variable/Fixed Rate Federally Taxable Economic Development Bond
          (Mothers Work, Inc.), Series of 1995, in the aggregate principal amount of $4,000,000 (Exhibit 10.30 to the 1995 Registration
          Statement).

 *10.9 Trademark License Agreement dated May 31, 1996 between the Company and Episode USA, Inc. (Exhibit 10.1 to the June 1996 8-K).

 *10.10   Distribution Agreement dated April 25, 1996 among Toppy International
          Limited, T3 Acquisition, Inc. and the Company (Exhibit 10.2 to the
          June 1996 8-K).

 *10.11   Residential Lease dated June 28, 1996 between the Company and Daniel
          & Rebecca Matthias (Exhibit 10.27 to the Company's Annual Report on
          Form 10-K for the fiscal year ended September 30, 1996).

 *10.12   Note dated February 14, 1996 from the Company to PIDC Local
          Development Corporation (Exhibit 10.29 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996).

 *10.13   Installment Sale Agreement dated April 4, 1996 by and between PIDC
          Financing Corporation and the Company (Exhibit 10.30 to the Company's
          Annual Report on Form 10-K for the fiscal year ended September 30,
          1996).

 *10.14   Open-End Mortgage dated April 4, 1996 between PIDC Financing
          Corporation and the Pennsylvania Industrial Development Authority
          ("PIDA") (Exhibit 10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996).

 *10.15   Loan Agreement dated April 4, 1996 by and between PIDC Financing
          Corporation and PIDA (Exhibit 10.32 to the Company's Annual Report on
          Form 10-K for the fiscal year ended September 30, 1996).

 *10.16   Loan & Security Agreement dated as of April 24, 1998 by and among,
          Mothers Work, Inc., Cave Springs, Inc. and Fleet Capital Corporation
          (Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the
          Quarter ended March 31, 1998).

 *10.17 Asset Transfer Agreement dated as of August 31, 1998 by and between the Company, T3 Acquisition, Inc. and The Wet Seal, Inc. (Exhibit
          10.32 to the Company's Annual Report on Form 10-K for the Fiscal Year ended September 30, 1998).

 Exhibit
   No.                                 Description
 --------                              -----------
 *21      Subsidiary of the Company (Exhibit 21 to the Company's Annual Report
          on Form 10-K for the Fiscal Year ended September 30, 1998.)

  23      Consent of Arthur Andersen LLP.

  27      Financial Data Schedule for the fiscal year ended September 30, 1999.

--------
* Incorporated by reference.

  (b) Reports filed on Form 8-K during the last quarter of fiscal 1999:

    None.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Philadelphia, Commonwealth of Pennsylvania, on the 7th day of December, 1999.

                                                  /s/ Dan W. Matthias
                                          By: _________________________________
                                                      Dan W. Matthias
                                              Chairman of the Board and Chief
                                                     Executive Officer

                                                  /s/ Thomas Frank
                                          By: _________________________________
                                                        Thomas Frank
                                               Chief Financial Officer, Vice
                                                 President--Finance and the
                                                principal financial officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on December 7, 1999, in the capacities indicated:

/s/ Dan W. Matthias                         Chairman of the Board, Chief Executive
___________________________________________  Officer and Director, the principal
Dan W. Matthias                              executive officer

/s/ Rebecca C. Matthias                     President, Chief Operating Officer and
___________________________________________  Director
Rebecca C. Matthias

/s/  Thomas Frank                           Chief Financial Officer, Vice President--
___________________________________________  Finance and Chief Accounting Officer, the
Thomas Frank                                 principal financial officer and principal
                                             accounting officer

/s/ Verna K. Gibson                         Director
___________________________________________
Verna K. Gibson

/s/ Joseph A. Goldblum                      Director
___________________________________________
Joseph A. Goldblum

/s/ Elam M. Hitchner, III                   Director
___________________________________________
Elam M. Hitchner, III

/s/ Walter F. Loeb                          Director
___________________________________________
Walter F. Loeb

/s/  William A. Schwartz, Jr.               Director
___________________________________________
William A. Schwartz, Jr.

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

Notes to Consolidated Financial Statements.......................... F-7 to F-19

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Mothers Work, Inc.:

  We have audited the accompanying consolidated balance sheets of Mothers Work, Inc. (a Delaware corporation) and subsidiary as of September 30, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mothers Work, Inc. and subsidiary as of September 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1999, in conformity with generally accepted accounting principles.

                                                    Arthur Andersen LLP
Philadelphia, Pa.
October 29, 1999

                       MOTHERS WORK, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                                           September 30
                                                     --------------------------
                                                         1999          1998
                                                     ------------  ------------
                      ASSETS
CURRENT ASSETS
  Cash and cash equivalents........................  $  1,139,563  $  3,623,003
  Receivables:
    Trade..........................................     3,016,541     3,422,848
    Other..........................................       601,283       131,940
  Inventories......................................    74,954,635    61,678,014
  Deferred income taxes............................     6,120,791     8,846,921
  Prepaid expenses and other current assets........     1,625,694     5,992,273
                                                     ------------  ------------
      Total current assets.........................    87,458,507    83,694,999
PROPERTY, PLANT & EQUIPMENT, net...................    39,610,762    37,334,250
OTHER ASSETS
  Deferred income taxes............................    11,687,319     9,918,455
  Goodwill, net of accumulated amortization of
   $10,084,351 and $7,868,499, respectively........    34,309,108    36,524,960
  Deferred financing costs, net of accumulated
   amortization of $1,808,032 and $1,309,971,
   respectively....................................     2,619,981     3,118,042
  Other intangible assets, net of accumulated
   amortization of $1,865,046 and $1,721,223,
   respectively....................................     1,115,444     1,154,801
  Other non-current assets.........................       807,268       723,558
                                                     ------------  ------------
      Total other assets...........................    50,539,120    51,439,816
                                                     ------------  ------------
                                                     $177,608,389  $172,469,065
                                                     ============  ============
       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Line of credit...................................  $ 32,003,464  $ 23,095,934
  Current portion of long-term debt................       495,829       464,408
  Accounts payable.................................    17,461,343    14,108,610
  Accrued expenses.................................    13,477,555    22,411,762
                                                     ------------  ------------
      Total current liabilities....................    63,438,191    60,080,714
LONG-TERM DEBT.....................................    96,161,561    96,421,707
DEFERRED RENT......................................     4,292,164     3,819,998
ACCRUED DIVIDENDS ON PREFERRED STOCK...............     4,648,124     3,396,916
COMMITMENTS AND CONTINGENCIES (Note 11)
STOCKHOLDERS' EQUITY
Series A Cumulative preferred stock, $.01 par
 value, $280.4878 Stated value, 2,000,000 shares
 authorized, 41,000 shares Issued and outstanding
 (liquidation value of $11,500,000)................    11,500,000    11,500,000
Series B Junior participating preferred stock, $.01
 par value 10,000 shares authorized, none
 outstanding.......................................           --            --
Common stock, $.01 par value, 10,000,000 shares au-
 thorized, 3,446,353 and 3,597,997 shares issued
 and outstanding...................................        34,463        35,980
Additional paid-in-capital.........................    26,179,805    27,995,694
Accumulated deficit................................   (28,645,919)  (30,781,944)
                                                     ------------  ------------
      Total stockholders' equity...................     9,068,349     8,749,730
                                                     ------------  ------------
                                                     $177,608,389  $172,469,065
                                                     ============  ============

   The accompanying notes are an integral part of these financial statements.

                       MOTHERS WORK, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                            Year Ended September 30
                                     ----------------------------------------
                                         1999          1998          1997
                                     ------------  ------------  ------------
Net sales........................... $299,734,805  $298,990,616  $246,934,331
Cost of goods sold..................  150,401,580   158,046,917   113,886,439
                                     ------------  ------------  ------------
  Gross profit......................  149,333,225   140,943,699   133,047,892
Selling, general & administrative
 expenses...........................  127,390,517   139,322,385   124,494,747
Restructuring charges...............          --     10,634,509     5,617,094
                                     ------------  ------------  ------------
  Operating income (loss)...........   21,942,708    (9,013,195)    2,936,051
Interest income.....................          --            --         11,339
Interest expense....................  (15,131,608)  (15,180,820)  (13,263,418)
                                     ------------  ------------  ------------
  Income (loss) before income
   taxes............................    6,811,100   (24,194,015)  (10,316,028)
Income tax expense (benefit)........    3,423,867    (7,477,216)   (2,676,945)
                                     ------------  ------------  ------------
Net income (loss)...................    3,387,233   (16,716,799)   (7,639,083)
Dividends on preferred stock........    1,251,208     1,168,216     1,088,284
                                     ------------  ------------  ------------
Net income (loss) applicable to
 Common Stockholders................ $  2,136,025  $(17,885,015) $ (8,727,367)
                                     ============  ============  ============
Income (loss) per share--Basic...... $       0.60  $      (5.00) $      (2.45)
                                     ============  ============  ============
Average shares outstanding--Basic...    3,538,029     3,577,143     3,562,980
                                     ============  ============  ============
Income (loss) per share--Diluted.... $       0.57  $      (5.00) $      (2.45)
                                     ============  ============  ============
Average shares outstanding--
 Diluted............................    3,754,433     3,577,143     3,562,980
                                     ============  ============  ============


        The accompanying notes are an integral part of these statements.

                       MOTHERS WORK, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                          Series A            Additional
                          Preferred  Common     Paid-in    Accumulated
                            Stock     Stock     Capital      Deficit        Total
                         ----------- -------  -----------  ------------  -----------
Balance September 30,
 1996................... $11,500,000 $35,593  $27,740,840  $ (4,169,562) $35,106,514
  Exercise of stock
   options..............         --      --           410           --           410
  Exercise of common
   stock warrants.......         --       53          (53)          --           --
  Preferred stock
   dividends............         --      --           --     (1,088,284)  (1,088,284)
  Net loss..............         --      --           --     (7,639,083)  (7,639,083)
                         ----------- -------  -----------  ------------  -----------
Balance, September 30,
 1997...................  11,500,000  35,646   27,740,840   (12,896,929)  26,379,557
  Exercise of stock
   options..............         --       66       27,458           --        27,524
  Stock issued to senior
   note holders.........         --      268      227,396           --       227,664
  Preferred stock
   dividends............         --      --           --     (1,168,216)  (1,168,216)
  Net loss..............         --      --           --    (16,716,799) (16,716,799)
                         ----------- -------  -----------  ------------  -----------
Balance, September 30,
 1998...................  11,500,000  35,980   27,995,694   (30,781,944)   8,749,730
  Exercise of stock
   options..............         --      355      208,728           --       209,083
  Purchase and
   retirement of Common
   Stock................         --   (1,872)  (2,024,617)          --    (2,026,489)
  Preferred stock
   dividends............         --      --           --     (1,251,208)  (1,251,208)
  Net income............         --      --           --      3,387,233    3,387,233
                         ----------- -------  -----------  ------------  -----------
Balance, September 30,
 1999................... $11,500,000 $34,463  $26,179,805  $(28,645,919) $ 9,068,349
                         =========== =======  ===========  ============  ===========



        The accompanying notes are an integral part of these statements.

                       MOTHERS WORK, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                             Year Ended September 30
                                      ----------------------------------------
                                          1999          1998          1997
                                      ------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss).................. $  3,387,233  $(16,716,799) $ (7,639,083)
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities--
    Depreciation and amortization....   10,516,245    11,991,958    12,169,900
    Noncash portion of restructuring
     charge..........................          --     18,167,165     3,731,102
    Stock issuance charged to
     interest expense................          --        227,664           --
    Imputed interest on debt.........      149,783       131,418       117,147
    Deferred taxes...................      957,266    (7,478,796)   (2,729,709)
    Amortization of deferred
     financing costs.................      498,061       394,832       432,172
    Provision for deferred rent......      472,166       867,318       891,454
  Changes in assets and liabilities--
    Decrease (increase) in:
      Receivables....................      (63,036)     (608,651)     (658,111)
      Inventories....................  (13,276,621)   (8,155,179)   (6,603,091)
      Prepaid expenses and other
       current assets................    4,282,869    (3,525,981)     (873,235)
    Increase (decrease) in:
      Accounts payable and accrued
       expenses......................   (6,496,114)    5,168,611     6,338,843
                                      ------------  ------------  ------------
        Net cash provided by
         operating activities........      427,852       463,560     5,177,389
                                      ------------  ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property, plant and
   equipment.........................  (10,087,343)   (9,350,300)  (11,699,625)
  Increase in intangible assets......     (219,029)     (242,075)     (435,866)
                                      ------------  ------------  ------------
        Net cash used in investing
         activities..................  (10,306,372)   (9,592,375)  (12,135,491)
                                      ------------  ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in line of credit and cash
   overdrafts, net...................    9,590,994    12,007,934     7,928,940
  Purchase of Company's common
   stock.............................   (2,026,489)          --            --
  Repayments of long-term debt.......     (378,508)     (776,286)     (532,929)
  Debt issuance costs................          --       (173,114)      (34,994)
  Proceeds from exercise of options
   and warrants......................      209,083        27,524           410
                                      ------------  ------------  ------------
        Net cash provided by
         financing Activities........    7,395,080    11,086,058     7,361,427
                                      ------------  ------------  ------------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS....................   (2,483,440)    1,957,243       403,325
CASH AND CASH EQUIVALENTS, BEGINNING
 OF YEAR.............................    3,623,003     1,665,760     1,262,435
                                      ------------  ------------  ------------
CASH AND CASH EQUIVALENTS, END OF
 YEAR................................ $  1,139,563  $  3,623,003  $  1,665,760
                                      ============  ============  ============


        The accompanying notes are an integral part of these statements.

                       MOTHERS WORK, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

 Nature of Business

  Mothers Work, Inc. was incorporated in Delaware in 1980 and is a specialty retailer and manufacturer of maternity clothing. The Company operates in 625 retail store locations, including 97 leased departments throughout the United States.

 Principles of Consolidation

  The consolidated financial statements include the accounts of Mothers Work, Inc. and its wholly owned subsidiary, Cave Springs, Inc (collectively, the Company), as of September 30, 1999. All significant intercompany transactions and accounts have been eliminated in consolidation.

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

 Cash Equivalents

  The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents for the purpose of determining cash flows. At September 30, 1999, cash and cash equivalents include cash on hand and cash in the bank. Cash overdrafts of $4,400,079 and $3,716,615 are included in accounts payable at September 30, 1999 and 1998, respectively.

 Inventories

  Inventories are stated at the lower of cost (first-in, first-out) or market. Inventories manufactured by the Company include the cost of materials, freight, direct labor, manufacturing and distribution overhead.

 Advertising Costs

  Advertising costs are charged to expense as incurred or the first time the advertising takes place. Catalog production costs are deferred and amortized over the period in which the related catalogs are distributed. Advertising and catalog expenses were $6,479,337, $4,652,749 and $5,722,410 in fiscal 1999,
1998 and 1997, respectively.

 Property, Plant and Equipment

  Depreciation and amortization of property, plant and equipment are computed for financial reporting purposes on a straight-line basis, using service lives ranging principally from five to ten years for furniture and equipment to forty years for the building. Leasehold improvements are amortized over the shorter of the estimated useful life or the lease term. The cost of assets sold or retired and the related accumulated depreciation or amortization are removed from the accounts with any resulting gain or loss included in net income. Maintenance and repairs are charged to expense as incurred, and major renewals and betterments that extend the asset life are capitalized. Long-lived assets are reviewed for impairment whenever events or changes in

                       MOTHERS WORK, INC. AND SUBSIDIARY
circumstances indicate that full recoverability is questionable. Factors used in the valuation include, but are not limited to, management's plans for future operations, brand initiatives, recent operating results and projected cash flows.

 Intangible Assets

  Goodwill, leasehold interests and other intangible assets are amortized over twenty years, the lease term and five to ten years, respectively. Amortization of goodwill, leasehold interests and other intangible assets was $2,451,265, $2,580,880 and $2,604,642 in fiscal 1999, 1998 and 1997, respectively.

 Deferred Debt Issuance Costs

  Deferred debt issuance costs are amortized over the terms of the related debt using the effective interest method. Amortization of deferred debt issuance costs was $498,061, $478,998 and $432,172 in fiscal 1999, 1998 and
1997, respectively.

 Deferred Rent

  Rent expense on leases is recorded on a straight-line basis over the lease period. The excess of rent expense over the actual cash paid has been recorded as deferred rent.

 Stock-Based Compensation

  The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method and provides pro forma disclosure of net income and earnings per share as if the fair value-based method had been applied in measuring compensation expense (see Note 9).

 Earnings per share

  Net income (loss) per share is computed in accordance with Statement of Financial Accounting Standard ("SFAS") No. 128, Earnings Per Share." Earnings per basic share are computed using the weighted average number of outstanding common shares. Earnings per diluted share include the weighted average effect of dilutive options and warrants on the weighted average shares outstanding.

  The following summarizes the effects of the assumed issuance of dilutive securities on weighted average shares for diluted earnings per share:

                                                   1999      1998      1997
                                                 --------- --------- ---------
Weighted average number of shares-basic......... 3,538,029 3,577,143 3,562,980
Incremental shares from assumed issuance of
 stock options..................................   216,404       --        --
                                                 --------- --------- ---------
                                                 3,754,433 3,577,143 3,562,980
                                                 ========= ========= =========

  The number of incremental shares from the assumed issuance of stock options is calculated by applying the treasury stock method. Since the Company has incurred losses in fiscal 1998 and 1997, the options were antidilutive, and, therefore, have been excluded from the computation.

                       MOTHERS WORK, INC. AND SUBSIDIARY

 Statement of Cash Flows

  In fiscal 1999, 1998 and 1997, the Company paid $14,918,505, $14,481,028 and
$12,619,836 in interest, respectively. Capital lease obligations of $508,177 were incurred on equipment leases entered into in fiscal 1998.

 Adoption of New Accounting Standards

  In fiscal 1999, the Company adopted Statement of Position (SOP) 98-5, Reporting on the Costs of Start-Up Activities. This SOP required that the costs of start-up activities, including organization costs, be expensed as incurred. Due to the immateriality of these costs to the Company's results of operations, the initial application was not reported as a cumulative effect of a change in an accounting principle. The impact of the change did not have a material effect on any of the years presented.

 Reclassifications

  Certain prior year balances in the financial statements have been reclassified to conform with current year presentation.

2. Inventories

  Inventories at September 30 were as follows:

                                                            1999        1998
                                                         ----------- -----------
   Finished goods....................................... $58,878,676 $47,220,460
   Work-in-progress.....................................   6,477,103   5,329,252
   Raw materials........................................   9,598,856   9,128,302
                                                         ----------- -----------
                                                         $74,954,635 $61,678,014
                                                         =========== ===========

3. Property, Plant and Equipment

  At September 30, property, plant and equipment was comprised of the following:

                                                         1999         1998
                                                      -----------  -----------
   Land.............................................. $ 1,400,000  $ 1,400,000
   Building and improvements.........................  10,060,839    9,263,810
   Furniture and equipment...........................  21,667,208   19,068,841
   Leasehold improvements............................  40,374,847   34,248,218
                                                      -----------  -----------
                                                       73,502,894   63,980,869
   Less: accumulated depreciation and amortization... (33,892,132) (26,646,619)
                                                      -----------  -----------
                                                      $39,610,762  $37,334,250
                                                      ===========  ===========

  During fiscal 1997, the Company recorded charges under SFAS No. 121 of approximately $952,000, related to the impairment of leasehold improvements and furniture and equipment at 16 store locations. No such charges were reflected in fiscal 1999 or 1998.

                       MOTHERS WORK, INC. AND SUBSIDIARY

4. Accrued Expenses

  At September 30, accrued expenses were principally comprised of:

                                                          1999        1998
                                                       ----------- -----------
   Accrued salaries, wages and employee benefits...... $ 4,213,874 $ 5,690,173
   Accrued interest...................................   2,196,260   2,078,157
   Accrued sales tax..................................   1,263,484   1,791,090
   Accrued restructuring costs........................     956,514   4,761,321
   Other..............................................   4,847,423   8,091,021
                                                       ----------- -----------
                                                       $13,477,555 $22,411,762
                                                       =========== ===========

5. Line of Credit

  In November 1999, the lender under the Company's working capital facility informed the Company that it has agreed to increase its $44 million working capital facility to $50 million and extend the term of the facility from April 2001 to October 2004, subject to the finalization and execution of the working capital facility documents.

  The working capital facility bears interest at the Base Rate, as defined, plus 25 basis points, or LIBOR plus 225 basis points. At September 30, 1999, the interest rate was 8.5%. In addition to borrowings and letters of credit available under the working capital facility, the Company has a $4 million letter of credit that collateralizes an Industrial Revenue Bond (see Note 6). The facility has no financial covenants provided that the Aggregate Adjusted Availability, as defined, does not fall below $10 million. At September 30, 1999 the Adjusted Aggregate Availability was approximately $14,430,616 and the Company was in compliance with all non-financial covenants. If the Aggregate Adjusted Availability is less than $10 million, then the Company must achieve a Minimum Cash Flow, as defined, of not less than zero. Consistent with the previous working capital facility, the Working Capital Facility is secured by substantially all of the Company's assets.

  In fiscal 1999 and 1998, the weighted average interest rates were 8.14% and 8.75%, respectively.

                       MOTHERS WORK, INC. AND SUBSIDIARY

6. Long-Term Debt

  The following table summarizes the Company's long-term debt at September 30:

                                                         1999         1998
                                                      -----------  -----------
   12 5/8% Senior Unsecured Exchange Notes due 2005
    (less unamortized discount).....................  $90,617,232  $90,467,447
   Industrial Revenue Bonds, interest is is variable
    (5.00% at September 30, 1999), principal due
    annually through 2020 (collateralized by $4
    million letter of credit).......................    3,730,000    3,730,000
   Mortgage notes:
   Interest at 3%, principal due monthly until 2011
    (collateralized by a $1 million letter of credit
    and a second mortgage on certain property and
    equipment at the Company's headquarters)........    1,629,795    1,745,114
   Interest at 2%, principal due monthly until 2011
    (collateralized by certain equipment at the
    Company's headquarters).........................      237,090      255,653
   Interest at 4.25%, principal monthly until 2001,
    (collateralized by certain equipment at the
    Company's headquarters).........................       93,545      152,935
   Capital lease obligations........................      349,728      534,966
                                                      -----------  -----------
                                                       96,657,390   96,886,115
   Less: current maturities.........................     (495,829)    (464,408)
                                                      -----------  -----------
                                                      $96,161,561  $96,421,707
                                                      ===========  ===========

  Long-term debt maturities as of September 30, 1999 are as follows:

   2000............................................................ $   495,829
   2001............................................................     411,819
   2002............................................................     291,965
   2003............................................................     275,700
   2004............................................................     278,676
   2005 and thereafter.............................................  96,286,170
                                                                    -----------
                                                                     98,040,159
   Less: Unamortized discount......................................  (1,382,769)
                                                                    -----------
                                                                    $96,657,390
                                                                    ===========

  In connection with the acquisition of Motherhood on August 1, 1995, the Company sold 12 5/8% Senior Unsecured Notes due 2005 (the Notes) with a face amount of $92 million. The Notes were issued at 97.934% of their face amount, resulting in an annual effective interest rate of 13%. Interest on the Notes is payable semiannually in cash on February 1 and August 1. The Notes were issued by Mothers Work, Inc. and are unconditionally guaranteed on a senior basis by its subsidiary (see Note 12). The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after August 1, 2000, at 106.250% of their face amount, plus accrued interest, declining ratably to 100% of their face amount on and after August 1, 2002, plus accrued interest. In November 1995, the Company completed an exchange offer whereby the Notes were exchanged for 12 5/8% Senior Unsecured Exchange Notes due 2005 which have been registered under the Securities Act of 1933.

                       MOTHERS WORK, INC. AND SUBSIDIARY

  The Notes impose certain limitations on the ability of the Company to, among other things, repurchase outstanding common stock, incur additional indebtedness, pay dividends and enter into certain types of transactions.

7. Common and Preferred Stock:

 Preferred Stock

  In connection with an acquisition, the Company issued 41,000 shares of Series A Cumulative Convertible Preferred Stock (the Series A Preferred Stock) with a stated value of $11.5 million. The Series A Preferred Stock has a preference in liquidation equal to the stated value, plus accrued but unpaid dividends. The Company may redeem (but is under no obligation to do so) the Series A Preferred Stock at any time at a price equal to liquidation preference, subject to certain limitations imposed by the Working Capital Facility and the holders of the Notes.

  The holders of the Series A Preferred Stock are entitled to receive annual cash dividends, which are cumulative to the extent not paid, and compound annually at 8.5%, when declared by the Company's Board of Directors, equal to 8.5% of the stated value. No dividends may be paid on common stock or any other shares of capital stock of the Company ranking junior to the Series A Preferred Stock (other than dividends payable in shares of common stock), until all cumulative and current dividends on Series A Preferred Stock have been declared and paid in full. As of September 30, 1999 and 1998, accrued dividends on the Series A Preferred Stock were $4,648,124 and $3,396,916, respectively and are classified as long-term liabilities.

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

  In connection with the Rights Agreement (see Note 8), the Company authorized 10,000 shares of Series B Junior Participating Preferred Stock (the Series B Preferred Stock). The Series B Preferred Stock can be purchased in units equal to one one-thousandth of a share (the Series B Units) under the terms of the Rights Agreement (see Note 8). The holders of the Series B Units are entitled to receive dividends when and if declared on Common Stock. Series B Units are junior to the Common Stock and Series A Preferred Stock for both dividends and liquidations. Each Series B Unit votes as one share of Common Stock.

                       MOTHERS WORK, INC. AND SUBSIDIARY

8. Rights Agreement

  Under a Rights Agreement, the Company has one Right outstanding for each share of Mothers Work common stock now or hereafter outstanding. Under certain limited conditions as defined in the Rights Agreement, each Right entitles the registered holder to purchase from the Company one Series B Unit at $85 per share subject to adjustment. The rights expire on October 9, 2005 (the Final Expiration Date).

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

                       MOTHERS WORK, INC. AND SUBSIDIARY

9. Stock Option Plans

  The Company has two stock option plans: the Director Stock Option Plan and the Amended and Restated 1987 Stock Option Plan. Under the Director Stock Option Plan, 2,000 options are granted to each director (other than the Company's Chief Executive Officer and Chief Operating Officer) on an annual basis, and have an exercise price equal to fair market value on the grant date, and immediately vest. Under the 1987 Stock Option Plan, as amended and restated, officers and certain employees may be granted options to purchase the Company's common stock at exercise prices equal to the fair market value of the stock at the date of grant or at other prices as determined by the Compensation Committee of the Board of Directors. Up to a total of 1,425,000 options may be issued under the Plans.

  Options generally vest ratably over 5 years. Stock option activity for all plans was as follows:

                                                                    Weighted-
                                                      Outstanding    Average
                                                        Options   Exercise Price
                                                      ----------- --------------
   Balance at September 30, 1996.....................   523,242       $11.89
   Granted...........................................   180,167        10.02
   Exercised.........................................       (40)       10.25
   Canceled..........................................   (33,420)       12.07
                                                       --------       ------
   Balance at September 30, 1997.....................   669,949       $11.38
   Granted...........................................   183,200         8.45
   Exercised.........................................    (6,569)        4.81
   Canceled..........................................  (116,771)       10.06
                                                       --------       ------
   Balance at September 30, 1998.....................   729,809       $10.85
   Granted...........................................   185,000         9.98
   Exercised.........................................   (31,925)        5.54
   Canceled..........................................   (73,932)       10.09
                                                       --------       ------
   Balance at September 30, 1999.....................   808,952       $10.93
                                                       ========       ======

  Options for 485,889, 452,613 and 348,048 shares were exercisable as of September 30, 1999, 1998 and 1997, respectively.

  The Company has adopted the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, but has elected to continue to measure compensation expense in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, no compensation expense for stock options has been recognized. Had compensation cost for the Company's stock-based compensation plans been determined in accordance with SFAS No. 123, the Company's net income (loss) applicable to common stockholders would have been decreased/increased to the pro forma amounts indicated below. The effect of applying SFAS No. 123 in this pro forma disclosure is not indicative of future amounts. SFAS No. 123 does not apply to awards prior to fiscal year ended September 30, 1996. Additional awards in future years are anticipated.

                                            1999        1998         1997
                                         ---------- ------------  -----------
   Net income (loss) applicable to
    Common Stockholders:
     As reported.......................  $2,136,025 $(17,885,015) $(8,727,367)
     Pro forma.........................     734,764  (18,817,166)  (9,218,623)
   Diluted net income (loss) per Common
    Share:
     As reported.......................  $     0.57 $      (5.00) $     (2.45)
     Pro forma.........................        0.20        (5.26)       (2.59)

                       MOTHERS WORK, INC. AND SUBSIDIARY

  The weighted average fair value of the stock options granted during fiscal 1999, 1998 and 1997 was $9.28, $6.15 and $6.93, respectively. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                    1999       1998      1997
                                                  ---------  ---------  -------
Dividend yield...................................      none       none     none
Expected price volatility........................      75.8%      71.2%    65.2%
Risk-free interest rates.........................      6.05%      6.11%    6.12%
Expected lives................................... 9.1 years  7.1 years  7 years

  The following table summarizes information about stock options outstanding at September 30, 1999:

                                     Options Outstanding                 Options Exercisable
                         ------------------------------------------- ----------------------------
                                       Weighted-
        Range of           Number       Average     Weighted Average   Number    Weighted Average
    Exercise Prices      Outstanding Remaining Life  Exercise Price  Exercisable  Exercise Price
    ---------------      ----------- -------------- ---------------- ----------- ----------------
$2.28 to $4.55..........       597        3.0            $ 4.19            597        $ 4.19
$4.55 to $6.83..........     2,194        5.2            $ 6.44          1,594        $ 6.37
$6.84 to $9.10..........   214,530        8.7            $ 8.60         17,920        $ 7.97
$9.11 to $11.38.........   331,664        6.2            $10.23        270,331        $10.27
$11.38 to $13.65........   223,467        6.6            $13.33        162,347        $13.32
$13.66 to $15.92........    12,500        6.3            $14.50         12,300        $14.50
$15.93 to $18.20........     7,000        6.3            $16.50          4,200        $16.50
$18.21 to $20.48........    17,000        4.5            $18.28         16,600        $18.27
                           -------        ---            ------        -------        ------
$1.67 to $18.75.........   808,952        7.0            $10.93        485,889        $11.62
                           =======        ===            ======        =======        ======

  At September 30, 1999, warrants are outstanding to purchase 140,123 shares of common stock at an exercise price of $0.01. These warrants expire on April 2002.

10. Income Taxes

  For the years ended September 30, Income taxes (benefit) are comprised of the following:

                                              1999       1998         1997
                                           ---------- -----------  -----------
Current provision......................... $2,466,601 $       --   $       --
Deferred provision (benefit)..............    957,266  (2,676,945)  (7,477,216)
                                           ---------- -----------  -----------
                                           $3,423,867 $(2,676,945) $(7,477,216)
                                           ========== ===========  ===========

  The reconciliation of the statutory federal rate to the Company's effective income tax rate on the income (loss) is as follows:

                                                           1999  1998    1997
                                                           ----  -----   -----
Statutory tax rate........................................ 34.0% (34.0)% (34.0)%
State taxes, net of federal benefit.......................  4.9%   --      --
Amortization of goodwill.................................. 11.0%   3.1%    7.3%
Other.....................................................   .4%   --      0.8%
                                                           ----  -----   -----
                                                           50.3% (30.9)% (30.9)%
                                                           ====  =====   =====

                       MOTHERS WORK, INC. AND SUBSIDIARY

  The deferred tax effects of temporary differences giving rise to the Company's deferred income tax assets are as follows:

                                                          1999         1998
                                                       -----------  -----------
Deferred tax assets:
  Net operating loss carryforwards.................... $ 6,404,753  $ 7,578,822
  Depreciation........................................   7,779,536    6,136,967
  Deferred rent.......................................   1,615,141    1,285,926
  Inventory reserves..................................     435,949    1,006,878
  Employee benefit accruals...........................     542,950      303,794
  Alternative minimum tax credit carryforward.........     528,509      528,509
  Other accruals......................................     509,808    1,909,455
  Other...............................................     151,224       86,095
                                                       -----------  -----------
                                                        17,967,870   18,836,446
Deferred tax liabilities:
  Prepaid expenses....................................    (159,760)     (32,099)
  Other...............................................         --       (38,971)
                                                       -----------  -----------
                                                       $17,808,110  $18,765,376
                                                       ===========  ===========

  The Company has net operating loss carryforwards for tax purposes of approximately $18,838,510 which expire in 2009 through 2014, of which $4,309,000 were acquired in the acquisitions of Pea and Motherhood. The Company also has alternative minimum tax credits of approximately $529,000 which can be utilized against regular income taxes in the future. While the acquired net operating loss carryforwards are subject to certain annual limitations due to the change in ownership, the Company does not expect the limitations to reduce its ability to ultimately use such carryforwards. The entire tax benefit of the net operating loss carryforwards has been recorded as a deferred income tax asset, as it is more likely than not that it will be realized during the carryforward period. The tax benefit of the acquired net operating loss carryforwards was recorded under the purchase method of accounting.

  No valuation allowance has been provided for the net deferred tax assets. Based on the Company's historical levels of taxable income, as adjusted for the restructuring and the nondeductibility of goodwill amortization and the Episode operations, management believes it is more likely than not that the Company will realize the net deferred tax asset at September 30, 1999. Furthermore, management believes the existing net deductible temporary differences will reverse during periods in which the Company generates taxable income. There can be no assurance, however, that the Company will generate taxable earnings or any specific level of earnings in the future.

                       MOTHERS WORK, INC. AND SUBSIDIARY

11. Commitments and Contingencies

  The Company leases its retail facilities and certain equipment under various noncancelable operating leases. Certain of these leases have renewal options. Rent expense, including common area maintenance, was $38,000,598, $42,738,584 and $39,022,965 in fiscal 1999, 1998 and 1997, respectively. Future minimum lease payments as of September 30, 1999 are as follows:

   Fiscal 2000.................................................... $ 25,496,109
   Fiscal 2001....................................................   24,183,925
   Fiscal 2002....................................................   21,888,660
   Fiscal 2003....................................................   18,936,615
   Fiscal 2004....................................................   14,433,145
   Fiscal 2005 and thereafter.....................................   28,543,578
                                                                   ------------
                                                                   $133,482,032
                                                                   ============

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

12. Subsidiary Guarantor

  Pursuant to the terms of the indenture relating to the 12 5/8% Senior Unsecured Exchange Notes due 2005, Cave Springs, Inc., a direct subsidiary of Mothers Work, Inc. has, jointly and severally, unconditionally guaranteed the obligations of Mothers Work, Inc. with respect to the Notes. There are no restrictions on the ability of the Guarantor to transfer funds to Mothers Work, Inc. in the form of loans, advances or dividends, except as provided by applicable law.

  Accordingly, set forth below is certain summarized financial information (within the meaning of Section 1-02[bb] of Regulation S-X) for the Guarantor, as of and for the year ended September 30:

                                                           1999        1998
                                                        ----------- -----------
   Current assets...................................... $     2,865 $     2,865
   Noncurrent assets...................................  59,105,843  39,729,143
   Noncurrent liabilities..............................   9,148,142   2,520,464
   Net sales...........................................  19,376,700  12,997,861
   Costs and expenses..................................      60,000      59,410
   Net income..........................................  12,749,022   8,539,372

  The summarized financial information for the Guarantor and the former Guarantor has been prepared from the books and records maintained by the Guarantor and the Company. The summarized financial information may not necessarily be indicative of the results of operations or financial position had the Guarantor operated as independent entities. Certain intercompany sales included in the subsidiary records are eliminated in consolidation. Mothers Work, Inc pays all expenditures on behalf of the Guarantor. An amount due to/due from parent will exist at any time as a result of this activity. The summarized financial information includes the allocation of material amounts of expenses such as corporate services, administration and taxes on income. The allocations are generally based on proportional amounts of sales or assets, and taxes on income are allocated consistent with the asset and liability approach used for consolidated financial statement purposes. Management believes these allocation methods are reasonable.

                       MOTHERS WORK, INC. AND SUBSIDIARY

13. Restructuring Charges

  In 1998, the Company announced that all of its non maternity (Episode) stores would be closed or converted into maternity clothing stores. In connection with the closure, charges totaling $20,925,000 ($13,811,000 after consideration of a related tax benefit of $7,114,000) were recorded, and are reflected in the accompanying consolidated statement of operations as cost of goods sold ($10,290,000) and restructuring charges ($10,635,000). The 1998 restructuring costs were comprised of $2.9 million of legal and other fees associated with the transfer of leases, $7.3 million for losses on fixed assets and leasehold improvements, $0.2 million for severance, and the remainder for other costs. At September 30, 1999, approximately $1.0 million of the restructuring cost remains in accrued expenses. It is expected that the full amount will be used to settle legal and other fees related to finalizing the lease transfers. At September 30, 1998 approximately $4.6 million of the restructuring costs remain in accrued expenses. Of the $4.6 million, approximately $2.1 million relates to losses on purchase commitments for inventory and leasehold improvements, $2.2 million relates to legal and other fees associated with the transfer of leases, and the remainder is for other miscellaneous charges.

  In 1997, the Company announced a plan to restructure its core maternity business by combining the Mimi Maternity and Maternite overlapping product styles and closing approximately 30 retail locations. Restructuring costs of $5.6 million were recorded in fiscal 1997 and included approximately $2.6 million for the write-off of furniture, fixtures and leasehold improvements, $1.7 million for lease termination and other costs, and $1.3 million for the write-off of patterns related to over-lapping product styles that will no longer be manufactured by the Company as a result of product line consolidation. At September 30, 1998 and 1997, $0.2 million and $0.6 million, respectively, of this restructuring charge remained in accrued expenses. These balances related principally to early lease terminations. In addition to the charges discussed above, the Company recorded a $0.8 million inventory reserve in cost of goods sold for the overlapping product lines, a $0.7 million asset impairment in selling, general and administrative expense for 14 additional facilities, and approximately $0.5 million in selling, general and administrative expense for other occupancy related items.

14. Employment and Consulting Agreements

  The Company has employment agreements with its Chief Executive Officer/Chairman of the Board (CEO), and President/Chief Operating Officer
(COO). The CEO and COO have agreements which expire on September 30, 2001. These agreements provide for base compensation of $375,000 each for fiscal 2000, increasing annually thereafter. On October 1st, of each year the term of each agreement automatically extends for successive one-year periods extending the expiration date into the third year after the extension. Additionally, the CEO and COO are entitled to an annual cash bonus and stock options based on performance, as defined.

15. Related-Party Activity

  The Company paid legal fees of approximately $275,000, $576,000 and $470,000 in fiscal 1999, 1998 and 1997, respectively, to a firm with which a Director of the Company was affiliated during 1997, 1998 and 1999.

16. Profit-Sharing Plans

  The Company has a 401(k) savings plan for full-time employees who have at least one year of service and are 21 years of age. Employees can contribute up to 20% of their annual salary. Effective January 1, 1999, employees who meet certain criteria are eligible for a matching contribution from the Company based on a sliding scale. Company matches are made on the first day of the calendar year. Company matches vest fully on the employee's 4th anniversary. In addition, the Company may make discretionary contributions to the plan, which vest over a five-year period. No Company contributions were made in fiscal 1999, 1998 or 1997.

                       MOTHERS WORK, INC. AND SUBSIDIARY

17. Stock Buyback

  During fiscal 1999, the Board of Directors authorized the Company to purchase up to 265,000 shares of its own stock in private transactions or on the open market. As of September 30, 1999, the Company has purchased 187,205 shares at a total cost of $2,026,489.