Form 10-Q
period 1999-12-31
MOTHERS WORK INC
filed 2000-02-14
CIK 896985

________________________________________________________________________________

                                 United States
                      Securities and Exchange Commission
                            Washington, D.C. 20549

                                   Form 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934

For the quarterly report ended   December 31, 1999
                                 -----------------

                                      Or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________________ to ___________________

Commission file number  0-21196
                        -------

                              Mothers Work, Inc.
                              ------------------
            (Exact name of registrant as specified in its charter)


                Delaware                                          133045573
                --------                                          ---------
     (State or other jurisdiction                             (I.R.S. Employer
     of incorporation or organization)                       Identification No.)

     456 North 5th Street, Philadelphia, Pennsylvania               19123
     ------------------------------------------------               -----
          (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code  (215) 873-2200
                                                    --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   [X]    No[_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

-----------------------------------------------------------------------------------

-----------------------------------------------------------------------------------
Common Stock, $.01 par value -- 3,431,873 shares outstanding as of February 1, 2000
-----------------------------------------------------------------------------------

                       MOTHERS WORK, INC. AND SUBSIDIARY

                                     INDEX
                                     -----

                                                                          Page
                                                                          ----

PART I  - FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

     Consolidated Balance Sheets                                            1
     Consolidated Statements of Operations                                  2
     Consolidated Statements of Cash Flows                                  3
     Notes to Consolidated Financial Statements                             4

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                     7

Item 3.   Quantitative and Qualitative Disclosures about Market Risk       11

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                 12

Exhibit Index                                                              13

                                 CONFIDENTIAL
                                 ------------
                        MOTHERS WORK, INC. & SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

                                  (Unaudited)

                                                                                December 31,      September 30,
                              ASSETS                                               1999               1999
                                                                              ---------------     -------------
CURRENT ASSETS:
    Cash and cash equivalents                                                 $    3,325,707      $   1,139,563
    Receivables                                                                    4,021,752          3,617,824
    Inventories                                                                   74,102,859         74,954,635
    Deferred income taxes                                                          6,120,791          6,120,791
    Prepaid expenses and other                                                     2,307,461          1,625,694
                                                                              --------------      -------------
                     Total current assets                                         89,878,570         87,458,507

PROPERTY, PLANT AND EQUIPMENT, net                                                43,312,372         39,610,762

OTHER ASSETS:
    Goodwill, net of accumulated amortization of $10,638,312
           and $10,084,350                                                        33,755,146         34,309,108
    Deferred income taxes                                                          9,687,217         11,687,319
    Deferred financing costs, net of accumulated amortization of
           $1,932,709 and $1,808,032                                               2,495,304          2,619,981
    Other intangible assets, net of accumulated amortization of $1,931,949
           and $1,865,046                                                          1,094,981          1,115,444
    Other assets                                                                     989,427            807,268
                                                                              --------------      -------------
                     Total other assets                                           48,022,075         50,539,120
                                                                              --------------      -------------

                                                                              $  181,213,017      $ 177,608,389
                                                                              --------------      -------------


                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Line of Credit                                                            $   31,483,365      $  32,003,464
    Current portion of long-term debt                                                590,829            495,829
    Accounts payable                                                              13,206,228         17,461,343
    Accrued expenses                                                              19,457,972         13,477,555
                                                                              --------------      -------------
                     Total current liabilities                                    64,738,394         63,438,191

LONG TERM DEBT                                                                    96,015,648         96,161,561

ACCRUED DIVIDENDS ON PREFERRED STOCK                                               4,995,350          4,648,124

DEFERRED RENT                                                                      4,460,239          4,292,164

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Series A Cumulative convertible preferred stock, $.01 par value,
           $280.4878 stated value, 2,000,000 shares authorized,
           41,000 shares issued and outstanding (liquidation value
           of $11,500,000)                                                        11,500,000         11,500,000
    Series B Junior participating preferred stock, $.01 par value
           10,000 shares authorized, none outstanding                                      -                  -
    Common stock, $.01 par value, 10,000,000 shares authorized,
           3,431,873 and 3,446,353 shares issued and outstanding                      34,318             34,463
    Additional paid-in capital                                                    26,035,049         26,179,805
    Accumulated deficit                                                          (26,565,981)       (28,645,919)
                                                                              --------------      -------------
                     Total stockholders' equity                                   11,003,386          9,068,349
                                                                              --------------      -------------

                                                                              $  181,213,017      $ 177,608,389
                                                                              --------------      -------------


  The accompanying notes are an integral part of these financial statements.

                                 CONFIDENTIAL
                                 ------------
                        MOTHERS WORK, INC & SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)


                                                                                                 Three Months Ended
                                                                                                   December 31,
                                                                                       -------------------------------------
                                                                                            1999                 1998
NET SALES                                                                                 $ 91,866,230          $76,741,956

COST OF GOODS SOLD                                                                          46,307,293           38,139,938
                                                                                       ----------------    -----------------

          Gross profit                                                                      45,558,937           38,602,018

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                                37,138,005           31,382,215
                                                                                       ----------------    -----------------

          Operating income                                                                   8,420,932            7,219,803

INTEREST EXPENSE, NET                                                                        3,993,666            4,022,922
                                                                                       ----------------    -----------------

          Income before income taxes                                                         4,427,266            3,196,881

INCOME TAX PROVISION                                                                         2,000,102            1,549,642
                                                                                       ----------------    -----------------

NET INCOME                                                                                   2,427,164            1,647,239

PREFERRED DIVIDENDS                                                                            347,226              312,802
                                                                                       ----------------    -----------------

NET INCOME AVAILABLE TO
      COMMON STOCKHOLDERS                                                                 $  2,079,938          $ 1,334,437
                                                                                       ----------------    -----------------

INCOME PER SHARE - BASIC                                                                  $       0.61          $      0.37
                                                                                       ----------------    -----------------
AVERAGE SHARES OUTSTANDING - BASIC                                                           3,432,645            3,604,064
                                                                                       ----------------    -----------------


INCOME PER SHARE - ASSUMING DILUTION                                                      $       0.57          $      0.35
                                                                                       ----------------    -----------------
AVERAGE SHARES OUTSTANDING - ASSUMING DILUTION                                               3,649,729            3,794,354
                                                                                       ----------------    -----------------

  The accompanying notes are an integral part of these financial statements.

                                 CONFIDENTIAL
                                 ------------
                      MOTHERS WORK, INC. & SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)


                                                                                  Three Months Ended
                                                                                       December 31,
                                                                              ------------------------------
                                                                                  1999             1998
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                  $ 2,427,164      $1,647,239
    Adjustments to reconcile net income to
      net cash provided by operating activities--
                 Depreciation and amortization                                    2,872,741       2,555,430
                 Deferred income taxes                                            2,000,102       1,549,642
                 Provision for deferred rent                                        168,075         103,149
                 Amortization of deferred financing costs                           124,677         124,463
                 Imputed interest on debt                                            42,160          36,443
    Changes in assets and liabilities:
                 (Increase) decrease in--
                   Receivables                                                     (403,928)        514,768
                   Inventories                                                      851,776        (564,663)
                   Prepaid expenses and other                                      (863,926)      4,553,359
                 Increase (decrease) in--
                   Accounts payable and accrued expenses                          2,423,113      (6,411,165)
                                                                              --------------   -------------
                      Net cash provided by operating activities                   9,641,954       4,108,665

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property, plant and equipment                                   (5,944,486)       (871,666)
    Increase in intangibles and other assets                                        (46,440)        (36,324)
                                                                              --------------   -------------
                      Net cash used in investing activities                      (5,990,926)       (907,990)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Decrease in line of credit and cash overdrafts, net                          (1,226,910)     (3,435,925)
    Purchase of common stock                                                       (178,661)              -
    Repayments of long-term debt                                                    (93,073)        (87,474)
    Proceeds from exercise of options                                                33,760          23,664
                                                                              --------------   -------------
                      Net cash used in financing activities                      (1,464,884)     (3,499,735)
                                                                              --------------   -------------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              2,186,144        (299,060)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                    1,139,563       3,623,003
                                                                              --------------   -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $ 3,325,707      $3,323,943
                                                                              --------------   -------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

         Cash paid for interest                                                 $ 1,039,320       $ 763,143
                                                                              --------------   -------------

         Cash paid for income taxes                                             $         -       $       -
                                                                              --------------   -------------

         Capital lease obligations incurred                                     $         -       $       -
                                                                              --------------   -------------


  The accompanying notes are an integral part of these financial statements.

                       MOTHERS WORK, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1999

                                  (Unaudited)

1. BASIS OF FINANCIAL STATEMENT PRESENTATION
   -----------------------------------------

The accompanying unaudited consolidated financial statements are presented in accordance with the requirements for Form 10-Q and do not include all the disclosures required by generally accepted accounting principles for complete financial statements. Reference should be made to the Form 10-K as of and for the year ended September 30, 1999 for Mothers Work, Inc. and Subsidiary (the "Company") for additional disclosures including a summary of the Company's accounting policies.

In the opinion of management, the consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company for the periods presented. Since the Company's operations are seasonal, the interim operating results of the Company may not be indicative of operating results for the full year.


2. STOCK OPTIONS AND WARRANTS
   --------------------------

During the three months ended December 31, 1999, 32,100 options were granted to certain officers and employees for the purchase of the Company's common stock at prices at least equal to the fair market value on the date of grant.


3. CONTINGENCIES
   -------------

From time to time, the Company is named as a defendant in legal actions arising from its normal business activities. Although the amount of any liability that could arise with respect to currently pending actions cannot be accurately predicted, in the opinion of the Company, any such liability will not have a material adverse effect on the financial position or operating results of the Company.

4. EARNINGS PER SHARE (EPS)
   ------------------------

The Company accounts for EPS in accordance with Statement of Financial Accounting Standards No. 128 (SFAS 128) which requires dual presentation of basic and diluted EPS. SFAS 128 also requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS is based upon the weighted average number of common shares outstanding and diluted EPS is based upon the weighted average number of common shares outstanding plus the dilutive common stock equivalents outstanding during the period.

The following is a reconciliation of the denominators of the basic and diluted EPS computations shown on the face of the accompanying statements of operations.

                       MOTHERS WORK, INC. AND SUBSIDIARY
                       ---------------------------------
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                               December 31, 1999

                                  (Unaudited)

                                            For the Quarter Ended December 31, 1999
                                           -----------------------------------------
                                              Income          Shares      Per share
                                            (Numerator)   (Denominator)     Amount
                                           -------------  --------------  ----------
Basic EPS
Income available to common stockholders      $2,079,938       3,432,645        $0.61

Effect of dilutive securities
Warrants                                                        139,998
Stock options                                         -          77,086
                                             ----------       ---------

Diluted EPS
Income available to common stockholders      $2,079,938       3,649,729        $0.57
                                             ----------       ---------

                                             For the Quarter Ended December 31, 1998
                                             -----------------------------------------
                                                 Income          Shares    Per share
                                             (Numerator)   (Denominator)      Amount
                                             ----------    ------------   ----------
Basic EPS
Income available to common stockholders      $1,334,437       3,604,064        $0.37

Effect of dilutive securities
Warrants                                                        139,993
Stock options                                         -          50,297
                                             ----------       ---------

Diluted EPS
Income available to common stockholders      $1,334,437       3,794,354        $0.35
                                             ----------       ---------

Options to purchase 1,033,969 shares of common stock at prices ranging from $1.67 to $18.75 per share were outstanding during the first quarter of fiscal 2000, and were included in the computation of diluted EPS to the extent that they were dilutive. The outstanding options expire between 2003 and 2008. In addition, the 41,000 shares of Series A Cumulative Convertible Preferred Stock could potentially dilute basic EPS in the future.


5. SUBSIDIARY GUARANTOR
   --------------------

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


Accordingly, set forth below is certain summarized financial information (within the meaning of Section 1-02(bb) of Regulation S-X) for the Guarantor:

                       MOTHERS WORK, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                               December 31, 1999

                                  (Unaudited)

                                December 31, 1999  September 30, 1999
                                -----------------  ------------------

     Current assets                   $     2,865         $     2,865
     Non-current assets               $65,061,928         $59,105,843
     Current liabilities              $        --         $        --
     Non-current liabilities          $11,182,136         $ 9,148,142

     Net sales                        $ 5,953,220         $19,376,700
     Costs and expenses               $    15,000         $    60,000
     Net income                       $ 3,919,225         $12,749,022

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS
---------------------

The following tables set forth certain operating data as a percentage of sales and as a percentage change for the periods indicated:

                              Percentage of Net Sales                % Increase (Decrease)
                                Three Months Ended                     Three Months Ended
                                        1999                 1998   December 31, 1999 and 1998
                                        ----                ------  ---------------------------
Net Sales                                      100.0%       100.0%                        19.7%
Cost of goods sold                              50.4         49.7                         21.4
                                               -----        -----

Gross profit                                    49.6         50.3                         18.0

Selling, general and
    administrative expenses                     40.4         40.9                         18.3
                                               -----        -----

Operating income                                 9.2          9.4                         16.6

Interest expense, net                            4.3          5.2                         (0.7)
                                               -----        -----

Income before income taxes                       4.9          4.2                         38.5

Income tax expense                               2.2          2.1                         29.1
                                               -----        -----

Net income                                       2.6%         2.1%                        47.3%
                                               -----        -----

The following table sets forth certain information representing growth in the number of Company-owned stores and leased departments for the periods indicated:

                                     Three Months Ended   Three Months Ended
                                      December 31, 1999    December 31, 1998
                                     -------------------  -------------------
  Beginning of period:
     Maternity stores                               528                  460
     Leased maternity departments                    97                  123
                                                    ---                  ---
          Total                                     625                  583
  Opened:
     Maternity stores                                24                   13
     Leased maternity departments                     -                    5

  Closed:
     Maternity stores                                (1)                   -
     Leased maternity departments                     -                  (22)
                                                    ---                  ---

  End of period:
     Maternity stores                               551                  473
     Leased maternity departments                    97                  106
                                                    ---                  ---
          Total                                     648                  579
                                                    ---                  ---

Three Months Ended December 31, 1999 and 1998

Net Sales
---------

Net sales of $91.9 million in the first quarter of fiscal 2000 were $15.2 million (19.7%) higher than sales of $76.7 million in the first quarter of fiscal 1999. The increase in net sales was comprised of incremental revenues generated by 100 new maternity stores which opened in calendar year 1999 as well as an 8.2% comparable store sales increase during the first quarter of fiscal 2000 (based on 538 stores).

Gross Profit
------------

First quarter fiscal 2000 gross profit was $6.9 million (18%) higher than the $38.6 million gross profit for the first quarter fiscal 1999. The increase was largely attributable to the increase in sales. Gross profit as a percentage of sales in first quarter fiscal 2000 decreased to 49.6% from 50.3% in fiscal 1999. The decrease in gross profit as a percentage of sales results from sales in the Motherhood division, which operates at a lower gross profit margin, growing at a faster rate than higher margin sales in the high end maternity division.

Selling, General & Administrative Expenses
------------------------------------------

As a percentage of net sales, selling, general and administrative expenses decreased to 40.4% for the first quarter of fiscal 2000 from 40.9% for the first quarter of fiscal 1999. The decrease results principally from the increase in store sales and increased efforts to better control costs. The $5.7 million increase in selling, general and administrative costs is also largely a result of the increased sales.

Operating Income
----------------

Operating income increased to $8.4 million in the first quarter of fiscal 2000 as compared to $7.2 million in the first quarter of fiscal 1999. The increase in operating income is primarily a result of the increased sales volume.

Interest Expense, Net
---------------------

Net interest expense decreased by $0.1 million in the first quarter of fiscal 2000 compared with the first quarter of fiscal 1999, and as a percentage of sales, decreased from 5.2% to 4.3%. The dollar decrease is largely attributable to the increased sales volume.

Income Taxes
------------

The effective income tax rate was 45.2% in the first quarter of fiscal 2000 as compared to 48.5% in the first quarter of fiscal 1999. The principal reason for the decrease in the effective income tax rate is the relationship of non-deductible goodwill amortization to income before income taxes.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's cash needs during the quarter ended December 31, 1999 have been primarily for furniture, and fixtures and leasehold improvements required to increase the number of retail locations. The Company also used excess cash flow to reduce its outstanding borrowings on its line of credit. The Company's cash source for the first quarter of fiscal 2000 has primarily been from operations. At December 31, 1999 and December 31, 1998 the Company had available cash and cash equivalents of $3.3 million.

Net cash provided by operating activities was $9.6 million in the first quarter of fiscal 2000 compared with $4.1 million in the first quarter of fiscal 1999. The net cash provided by operating activities in the first quarter of fiscal 2000 includes cash provided by net income, including adjustments for non-cash items of $5.2 million, plus cash provided by working capital of $2.0 million. The principal component of cash used for working capital in the first quarter of fiscal 2000 was a $2.4 million increase in accounts payable and accrued expenses, which was partially offset by an increase in prepaid expenses. The net cash provided by working capital in the first quarter of fiscal 1999 includes cash provided by net income, including adjustments for non-cash items of $4.4 million, partially offset by cash used by working capital of $1.9 million. The principal component of cash used for working capital in the first quarter of fiscal 1999 consisted of a $6.4 million decrease in accounts payable and accrued expenses, which was partially offset by a decrease in prepaid expenses.

Net cash used in investing activities increased from $0.9 million in the quarter ended December 31, 1998 to $6.0 million in the quarter ended December 31, 1999. The cash used in investing activities for the first quarter of fiscal 1999 amounted to $0.9 million that was derived principally from capital expenditures for new stores. This compares with investing activities amounting to $6.0 million for the first quarter of fiscal 2000, which included $5.9 million used for capital expenditures for new store facilities and improvements to existing stores and $0.1 million for intangible and other assets.

Net cash used in financing activities decreased $2.0 million, from $3.5 million used in financing activities in the quarter ended December 31, 1998 to $1.5 million used in financing activities for the quarter ended December 31, 1999. The $1.5 million used in financing activities in the first quarter of fiscal 2000 was used to repay $1.2 million on the line of credit and cash overdraft activity, $0.2 million in purchases of common stock and $0.1 million in repayment of long-term debt. This compares with $3.4 million in repayment of borrowings on the line of credit and cash overdraft activity and $0.1 million in repayment of long-term debt in the same quarter of the preceding year.

In November 1999, the lender under the Company's working capital facility informed the Company that it has agreed to increase its $44 million working capital facility to $50 million and extend the term of the facility from April 2001 to October 2004, subject to the finalization and execution of the working capital facility documents. In addition to the amount available for borrowing and letters of credit under the working capital facility, the Company also has an additional $4 million letter of credit to collateralize an Industrial Revenue Bond. Further, there are no financial covenant requirements unless Aggregate Adjusted Availability, as defined in the working capital facility agreement, falls below $10 million. In the event that the Aggregate Adjusted Availability falls below $10 million, then the Company must achieve a Minimum Cash Flow, as defined in the agreement, of not less than zero. Consistent with the previous working capital facility, the new working capital facility is secured by substantially all of the Company's assets. On February 2, 2000 the Company had $37.6 million in borrowings and $3.0 in additional letters of credit issued under the working capital facility, including the $4.0 million letter of credit collateralizing the Industrial Revenue Bond.

The Company believes that its current cash and working capital positions, available borrowing capacity through its working capital facility and net cash expected to be generated from operations will be sufficient to fund the Company's working capital requirements and required principal and interest payments through fiscal 2000.

INFLATION
---------

The Company does not believe that inflation has had a material effect on the results of operations during the past three years. There can be no assurance that the Company's business will not be affected by inflation in the future.

YEAR 2000
---------

The Year issue 2000 issue arose principally from involves the inability of certain computer programs, commercial systems and embedded chips to properly interpret dates beyond the year 1999. The Company utilizes various proprietary and third party technologies -- both hardware and software --- which may be subject to this inability. There were no material, adverse implications to the Company's business on January 1, 2000 or any time since that date.

The Company continues to believe that the reasonably likely worst case scenario would involve short-term disruption of systems affecting its supply and distribution channels. At the present time, the Company is not aware of any Year 2000 issues that are expected to materially affect its products, services, and competitive position of financial position. The Company's information technology department continues to oversee, monitor and coordinate a company-wide effort to ensure that any business interruptions as a result of year 2000 issues are resolved promptly. However, despite the Company's efforts to make its systems, facilities and equipment Year 2000 compliant, the compliance of 3/rd/ third party service providers and vendors is beyond the Company's control. Accordingly, the Company can give no assurances that the failure of the Company's systems or the systems of others companies on which the Company's systems rely, or the failure of key suppliers, vendors, or other third parties to comply with Year 2000 requirements, will not have a material adverse effect on the Company.


SAFE HARBOR STATEMENTS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
----------------------------------------------------------------------------
1995
----

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The analysis below presents the sensitivity of the market value of the Company's financial instruments to selected changes in market rates. The range of change chosen reflects the Company's view of changes that are reasonably possible over a one-year period. The debt portfolio of instruments are the Company's is and are the principal component of its financial instruments. The market value of the debt portfolio is referred to below as the "Debt Value". The Company believes that the market risk exposure on other financial instruments is immaterial.

At December 31, 1999, the major components of the Company's debt portfolio are Senior Unsecured Exchange Notes (the " Notes") and a Line of Credit (the "Line"), both denominated in US dollars. The Notes bear interest at a fixed rated of 12 5/8%, and the Line bears interest at a variable rate which, at December 31, 1999, was approximately 8 1/2%. While a change in interest rates would not affect the interest incurred or cash flow related to the fixed portion of the debt portfolio, the Debt Value would be affected. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position.

The sensitivity analysis as it relates to the fixed portion of the Company's debt portfolio assumes an instantaneous 100 basis point move in interest rates from their levels at December 31, 1999 with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in Debt Value of $0.9 million at December 31, 1999. A 100 basis point decrease in market interest rates would result in a $0.9 million increase in Debt Value at December 31, 1999.

Based on the variable rate debt included in the Company's debt portfolio at December 31, 1999, a 100 basis point increase in interest rates would result in an additional $0.3 million of interest incurred per year. A 100 basis point decrease would lower interest expense by $0.3 million.

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          27   Financial Data Schedule (schedule submitted in electronic format only)

     (b)  Reports on Form 8-K.

          None.

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              MOTHERS WORK, INC.

Date: February 11, 2000                    By:             /s/ Dan W. Matthias
                                                 --------------------------------------
                                                             Dan W. Matthias
                                                         Chief Executive Officer
                                                                   And
                                                          Chairman of the Board

Date: February 11, 2000                    By:          /s/ Michael F. Devine, III
                                                 --------------------------------------
                                                          Michael F. Devine, III
                                                         Chief Financial Officer
                                                                   And
                                                         Vice President - Finance

                                 EXHIBIT INDEX
                                 -------------



  Exhibit
    No.                    Description                             Page No.
-----------                ------------                         --------------





27              Financial Data Schedule (schedule
                submitted in Electronic format only)                   14