Form 10-Q
period 2000-03-31
MOTHERS WORK INC
filed 2000-05-12
CIK 896985

--------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly report ended                 March 31, 2000
                               -------------------------------------------

                                      Or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                           to
                               --------------------------  ---------------------

Commission file number                    0-21196
                       -------------------------------------------

                              Mothers Work, Inc.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                Delaware                               133045573
----------------------------------------------      ----------------
(State or other jurisdiction of incorporation       (I.R.S. Employer
            or organization)                       Identification No.)

456 North 5th Street, Philadelphia,
         Pennsylvania                                     19123
--------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code     (215) 873-2200
                                                   ---------------------




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 Yes [X] No days. [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
 Common Stock, $.01 par value - 3,446,424 shares outstanding as of May 1, 2000
--------------------------------------------------------------------------------

                       MOTHERS WORK, INC. AND SUBSIDIARY

                                     INDEX
--------------------------------------------------------------------------------

                                                                                                                       Page
                                                                                                                       ----

PART I  - FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

               Consolidated Balance Sheets                                                                                1
               Consolidated Statements of Operations                                                                      2
               Consolidated Statements of Cash Flows                                                                      3
               Notes to Consolidated Financial Statements                                                                 4

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations                                                                7

Item 3.      Quantitative and Qualitative Disclosures about Market Risk                                                  12

PART II - OTHER INFORMATION

Item 4.      Submission of Matters to a Vote of Security Holders                                                         13

Item 6.      Exhibits and Reports on Form 8-K                                                                            13

Exhibit Index                                                                                                            14

                                  CONFIDENTIAL
                                  ------------
                         MOTHERS WORK, INC. & SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


                                                                                    March 31,     September 30,
                           ASSETS                                                     2000            1999
                                                                                 -------------    -------------
                                                                                               (Unaudited)
CURRENT ASSETS:
      Cash and cash equivalents                                                  $   3,445,638    $   1,139,563
      Receivables                                                                    4,336,106        3,617,824
      Inventories                                                                   73,754,148       74,954,635
      Deferred income taxes                                                          6,120,791        6,120,791
      Prepaid expenses and other                                                     1,752,139        1,625,694
                                                                                 -------------    -------------
                   Total current assets                                             89,408,822       87,458,507

PROPERTY, PLANT AND EQUIPMENT, net                                                  44,041,930       39,610,762

OTHER ASSETS:
      Goodwill, net of accumulated amortization of $11,192,253
          and $10,084,350                                                           33,201,205       34,309,108
      Deferred income taxes                                                         10,115,266       11,687,319
      Deferred financing costs, net of accumulated amortization of
          $2,048,319 and $1,808,032                                                  2,379,694        2,619,981
      Other intangible assets, net of accumulated amortization of $2,002,209
          and $1,865,046                                                             1,081,148        1,115,444
      Other assets                                                                     997,631          807,268
                                                                                 -------------    -------------
                   Total other assets                                               47,774,944       50,539,120
                                                                                 -------------    -------------

                                                                                 $ 181,225,696    $ 177,608,389
                                                                                 =============    =============


                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Line of credit                                                             $  34,649,739    $  32,003,464
      Current portion of long-term debt                                                590,829          495,829
      Accounts payable                                                              16,147,968       17,461,343
      Accrued expenses                                                              13,663,001       13,477,555
                                                                                 -------------    -------------
                   Total current liabilities                                        65,051,537       63,438,191

LONG-TERM DEBT                                                                      95,958,841       96,161,561

ACCRUED DIVIDENDS ON PREFERRED STOCK                                                 5,342,575        4,648,124

DEFERRED RENT                                                                        4,589,730        4,292,164

STOCKHOLDERS' EQUITY:
      Series A Cumulative convertible preferred stock, $.01 par value, $280.49 stated value, 2,000,000 shares authorized, 41,000 shares issued and outstanding (liquidation value
          of $11,500,000)                                                           11,500,000       11,500,000
      Series B Junior participating preferred stock, $.01 par value
          10,000 shares authorized, none outstanding                                      --               --
      Common stock, $.01 par value, 10,000,000 shares authorized,
          3,445,304 and 3,446,353 shares issued and outstanding                         34,452           34,463
      Additional paid-in capital                                                    26,151,929       26,179,805
      Accumulated deficit                                                          (27,403,368)     (28,645,919)
                                                                                 -------------    -------------
                   Total stockholders' equity                                       10,283,013        9,068,349
                                                                                 -------------    -------------

                                                                                 $ 181,225,696    $ 177,608,389
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

                                  CONFIDENTIAL
                                  ------------
                         MOTHERS WORK, INC. & SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                                       Three Months Ended              Six Months Ended
                                                           March 31,                       March 31,
                                                 ----------------------------    ---------------------------
                                                     2000            1999            2000           1999



Net sales                                        $ 83,683,097    $ 66,469,493    $175,548,248   $143,211,449

Cost of goods sold                                 42,310,141      33,848,170      88,617,435     71,988,108
                                                 ------------    ------------    ------------   ------------

           Gross profit                            41,372,956      32,621,323      86,930,813     71,223,341

Selling, general and administrative expenses       38,334,648      30,215,746      75,472,961     61,597,961
                                                 ------------    ------------    ------------   ------------

           Operating income                         3,038,308       2,405,577      11,457,852      9,625,380

Interest expense, net                               3,955,142       3,504,965       7,948,808      7,527,887
                                                 ------------    ------------    ------------   ------------

           Income(loss) before income taxes          (916,834)     (1,099,388)      3,509,044      2,097,493

Income tax provision(benefit)                        (428,048)       (518,505)      1,572,054      1,031,137
                                                 ------------    ------------    ------------   ------------

Net income(loss)                                     (488,786)       (580,883)      1,936,990      1,066,356

Preferred dividends                                   347,226         312,802         694,452        625,604
                                                 ------------    ------------    ------------   ------------

Net income(loss) available to
      common stockholders                        $   (836,012)   $   (893,685)   $  1,242,538   $    440,752
                                                 ============    ============    ============   ============

Income(loss) per share - basic                   $      (0.24)   $      (0.25)   $       0.36   $       0.12
                                                 ============    ============    ============   ============
Average shares outstanding - basic                  3,437,598       3,594,860       3,435,122      3,599,462
                                                 ============    ============    ============   ============


Income(loss) per share - assuming dilution       $      (0.24)   $      (0.25)   $       0.34   $       0.12
                                                 ============    ============    ============   ============
Average shares outstanding - assuming dilution      3,437,598       3,594,860       3,655,524      3,797,438
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

                                  CONFIDENTIAL
                                  ------------
                         MOTHERS WORK, INC. & SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                                            Six Months Ended
                                                                                March 31,
                                                                      --------------------------
                                                                          2000           1999

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                       $ 1,936,990    $ 1,066,356
     Adjustments to reconcile net income to
       net cash provided by operating activities--
                     Depreciation and amortization                      5,863,850      5,093,373
                     Deferred income taxes                              1,572,053      1,031,137
                     Provision for deferred rent                          297,566        185,994
                     Amortization of deferred financing costs             240,287        248,978
                     Imputed interest on debt                              84,425         73,708
     Changes in assets and liabilities:
                     (Increase) decrease in--
                       Receivables                                       (718,282)       268,564
                       Inventories                                      1,200,487     (1,096,712)
                       Prepaid expenses and other                        (316,808)     3,981,336
                     Increase (decrease) in--
                       Accounts payable and accrued expenses           (1,310,419)    (8,542,534)
                                                                      -----------    -----------
                          Net cash provided by operating activities     8,850,149      2,310,200

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property, plant and equipment                        (9,040,952)    (2,802,669)
     Increase in intangibles and other assets                            (102,867)       (64,680)
                                                                      -----------    -----------
                          Net cash used in investing activities        (9,143,819)    (2,867,349)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase in line of credit and cash overdrafts, net                2,819,777      1,993,850
     Purchase of common stock                                            (178,661)    (1,207,500)
     Repayments of long-term debt                                        (192,145)      (174,951)
     Proceeds from exercise of options                                    150,774        110,708
                                                                      -----------    -----------
                          Net cash provided by financing activities     2,599,745        722,107
                                                                      -----------    -----------


NET INCREASE IN CASH AND CASH EQUIVALENTS                               2,306,075        164,958

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          1,139,563      3,623,003
                                                                      -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                              $ 3,445,638    $ 3,787,961
                                                                      ===========    ===========



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

          Cash paid for interest                                      $ 4,693,349    $ 6,939,541
                                                                      ===========    ===========

          Cash paid for income taxes                                  $      --      $      --
                                                                      ===========    ===========

          Capital lease obligations incurred                          $      --      $      --
                                                                      ===========    ===========



   The accompanying notes are an integral part of these financial statements.

                       MOTHERS WORK, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000

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


2. STOCK OPTIONS AND WARRANTS
   --------------------------

During the quarter ended March 31, 2000, a total of 30,000 options were granted to certain officers and employees for the purchase of the Company's common stock at prices at least equal to the fair market value on the date of grant.

                       MOTHERS WORK, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000

                                  (Unaudited)

3. EARNINGS PER SHARE (EPS)
   ------------------------

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

                                            For the Quarter Ended March 31, 2000
                                           ---------------------------------------
                                               Loss         Shares      Per share
                                           (Numerator)   (Denominator)    Amount
                                           ------------  -------------  ----------
Basic EPS
Loss available to common stockholders       $ (836,012)     3,437,598      $(0.24)

                                            For the Quarter Ended March 31, 1999
                                           ---------------------------------------
                                                  Loss         Shares   Per share
                                            (Numerator)  (Denominator)     Amount
                                           -----------      ---------   ---------
Basic EPS
Loss available to common stockholders       $ (893,685)     3,594,860      $(0.25)

                                            For the Six Months Ended March 31, 2000
                                           -----------------------------------------
                                                Income         Shares   Per share
                                            (Numerator)  (Denominator)     Amount
                                           -----------      ---------   ---------
Basic EPS
Income available to common stockholders     $1,242,538      3,435,122      $ 0.36

EFFECT OF DILUTIVE SECURITIES
Warrants                                             -        140,000
Stock options                                        -         80,402
                                           -----------      ---------

Diluted EPS
Income available to common stockholders     $1,242,538      3,655,524      $ 0.34
                                           ===========      =========
                                            For the Six Months Ended March 31, 1999
                                           -----------------------------------------
                                                Income         Shares   Per share
                                            (Numerator)  (Denominator)     Amount
                                           -----------      ---------   ---------
Basic EPS
Income available to common stockholders     $  440,752      3,599,462      $ 0.12

EFFECT OF DILUTIVE SECURITIES
Warrants                                             -        140,000
Stock options                                        -         57,976
                                           -----------      ---------

Diluted EPS
Income available to common stockholders     $  440,752      3,797,438      $ 0.12
                                           ===========      =========

Options and warrants were included in the computation of diluted EPS to the extent that they were dilutive. Options to purchase 1,081,369 shares of common stock at prices ranging from $1.67 to $18.25 per share were outstanding during the first six months of fiscal 2000. Options to purchase 974,466 shares of common stock at prices ranging from $6.63 to $18.25 per share were outstanding for the three months ended March 31, 2000. The outstanding options expire between 2003 and 2008. For the quarter and six months ended March 31, 2000 there were 140,123 warrants outstanding to purchase common stock at a price of $0.01 per share. The warrants expire on April 5, 2002. In addition, the 41,000 shares of Series A Cumulative Convertible Preferred Stock could potentially dilute basic EPS in the future, although they were not dilutive for the quarter and six months ended March 31, 2000, and were accordingly, not included in the EPS computations.


4. SUBSIDIARY GUARANTOR
   --------------------

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

Accordingly, set forth below is certain summarized financial information (within the meaning of Section 1-02(bb) of Regulation S-X) for the Guarantor:

                                 March 31, 2000   September 30, 1999
                                ----------------  ------------------

     Current assets                  $     2,865         $     2,865
     Non-current assets              $70,443,673         $59,105,843
     Current liabilities             $        --         $        --
     Non-current liabilities         $13,022,803         $ 9,148,142

                                Six Months Ended          Year Ended
                                  March 31, 2000  September 30, 1999
                                ----------------  ------------------

     Net sales                       $11,337,830         $19,376,700
     Costs and expenses              $    30,000         $    60,000
     Net income                      $ 7,463,168         $12,749,022

This summarized financial information for the Guarantor has been prepared from the books and records maintained by the Guarantor and the Company. The summarized financial information may not necessarily be indicative of the results of operations or financial position had the Guarantor operated as an independent entity. Certain intercompany sales included in the Guarantor's records are eliminated in consolidation. The Company, in turn, pays all expenditures on behalf of the Guarantor. An amount due to/due from parent will exist at any time as a result of this activity. The summarized financial information includes the allocation of material amounts of expenses such as corporate services, administration, and taxes on income. The allocations are generally based on proportional amounts of sales or assets, and taxes on income are allocated consistently with the asset and liability approach used for consolidated financial statement purposes. Management believes these allocation methods are reasonable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

The following tables set forth certain operating data as a percentage of sales and as a percentage change for the periods indicated:



                                                                                                             % Period to Period
                                                                                                             Increase(Decrease)
                                                 Percentage of Net Sales                              ------------------------------
                                 --------------------------------------------------------------------  Three Months       Six Months
                                          Three                                     Six                    Ended             Ended
                                       Months Ended                             Months Ended             March 31,         March 31,
                                         March 31,                                March 31                 2000              2000
                                 --------------------------------------------------------------------   Compared to      Compared to
                                  2000                1999                2000               1999          1999              1999
                                 ---------------------------------------------------------------------------------------------------
Net sales                        100.0%              100.0%              100.0%             100.0%           25.9%          22.6%
Cost of goods sold                50.6                50.9                50.5               50.3            25.0           23.1
                                 -------             -------             -------            -------

    Gross profit                  49.4                49.1                49.5               49.7            26.8           22.1

Selling, general
    and administrative
    expenses                      45.8                45.5                43.0               43.0            26.9           22.5
                                 -------             -------             -------            -------


      Operating income             3.6                 3.6                 6.5                6.7             NM             NM

Interest expense, net              4.7                 5.3                 4.5                5.2            12.8            5.6
                                 -------             -------             -------            -------

Income (loss) before
    Income taxes                  (1.1)               (1.7)                2.0                1.5            NM              NM

Income tax provision
 (benefit)                        (0.5)               (0.8)                0.9                0.8            NM              NM
                                 -------             -------             -------            -------

Net income (loss)                 (0.6)%              (0.9)%               1.1%               0.7%           NM              NM
                                 =======             =======             =======            =======


NM - Not Meaningful.

The following table sets forth certain information representing growth in the number of leased departments and Company-owned stores for the periods indicated:

                                                Three                   Three                       Six                     Six
                                                Months                  Months                     Months                  Months
                                                Ended                   Ended                      Ended                   Ended
                                               March 31,               March 31,                  March 31,               March 31,
                                                 2000                    1999                       2000                    1999
                                               ---------               ---------                  ----------              ---------
Beginning of period:
  Maternity stores                               551                      473                        528                        460
  Leased maternity departments                    97                      106                         97                        123
                                              ----------                ---------                  ---------              ---------
Total                                            648                      579                        625                        583

Opened:
  Maternity stores                                23                       15                         47                         28
  Leased maternity departments                     -                        -                          -                          5

Closed:
  Maternity stores                                (2)                      (2)                        (3)                        (2)
  Leased maternity departments                     -                      (12)                         -                        (34)
                                              ----------                ---------                  ---------              ---------

End of period:
  Maternity stores                               572                      486                        572                        486
  Leased maternity departments                    97                       94                         97                         94
                                              ----------                ---------                  ---------              ---------
Total                                            669                      580                        669                        580
                                             ==========                =========                  =========               =========



THREE MONTHS ENDED MARCH 31, 2000 AND 1999

Net Sales

Net sales of $83.7 million in the second quarter of fiscal 2000 were $17.2 million (25.9%) higher than sales of $66.5 million in the second quarter of fiscal 1999. The increase in net sales was comprised of incremental revenues generated by 23 new maternity stores which opened during the quarter as well as an 11.1% comparable store sales increase during the second quarter of fiscal 2000 (based on 539 stores). At March 31, 2000, the Company had 669 locations compared to 580 at March 31, 1999.


Gross Profit

Second quarter fiscal 2000 gross profit was $8.7 million (26.8%) higher than the $32.6 million gross profit for the second quarter fiscal 1999. The increase was largely attributable to the increase in sales. Gross profit as a percentage of sales in the second quarter fiscal 2000 increased to 49.4% from 49.1% in fiscal 1999. This improvement was primarily due to factory overhead increasing at a slower rate than the increase in manufacturing volume resulting from the increase in sales.


Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $8.1 million (26.9%) in fiscal 2000 compared to 1999 and, as a percentage of net sales, increased from 45.5% to 45.8%. This increase was primarily due to increases in corporate operating leases and wages and benefits at the store level, which in turn were primarily due to the increase in the number of stores during fiscal 2000.
Higher advertising, marketing, depreciation and amortization also contributed to this increase.

Operating Income

Operating income increased to $3 million in the second quarter of fiscal 2000 compared to $2.4 million in the second quarter of fiscal 1999. The increase in operating income is primarily a result of the increased sales volume.


Interest Expense, Net

Net interest expense increased by $0.4 million in fiscal 2000 compared to fiscal 1999. This increase reflects additional borrowings under the Company's line of credit.


Income Taxes

The effective income tax rate was 46.7% in the second quarter of fiscal 2000 compared to 47.2% in the second quarter of fiscal 1999. The change in the effective income tax rate was primarily due to the relationship of non-deductible goodwill amortization to income before income taxes.



SIX MONTHS ENDED MARCH 31, 2000 AND 1999

Net Sales

Net sales of $175.5 million in the first six months of fiscal 2000 were $32.3 million (22.6%) higher than sales of $143.2 million in the first six months of fiscal 1999. The increase in net sales is due to a 9.5% comparable store sales increase during the first six months of fiscal 2000 (based on 535 stores) as well as the incremental revenues generated by 47 new maternity stores which opened during the first six months of fiscal 2000.


Gross Profit

Gross profit in the first six months of fiscal 2000 was $15.7 million (22.1%) higher than the $71.2 million gross profit in the first six months of fiscal 1999 reflecting the increased sales volume. Gross profit as a percentage of net sales for the first six months of fiscal 2000 decreased to 49.5% from 49.7% in the comparable period of fiscal 1999. The decrease in margins was primarily due to sales in the Motherhood division, which operates at a lower gross profit, growing at a faster rate than the higher margin sales in the high-end maternity division. The Company also reduced selling prices in its moderate division in an effort to counter aggressive competition.


Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $13.9 million or 22.5% in fiscal 2000 to $75.5 million compared to 1999 and, as a percentage of net sales, remained constant at 43%.


Operating Income

Operating income increased to $11.5 million in the first six months of fiscal 2000 compared to $9.6 million in the first six months of fiscal 1999. The increase in operating income is primarily a result of the increased sales volume.

Interest Expense, Net

Net interest expense increased by $0.4 million in the first six months of fiscal 2000 compared with the first six months of fiscal 1999, and as a percentage of sales, decreased from 5.2% to 4.5%. The decrease as a percentage of sales is largely attributable to the increased sales volume.

Income Taxes

The effective income tax rate was 44.8% in the first six months of fiscal 2000 compared to 49.2% in the first six months of fiscal 1999. The change in the effective income tax rate was primarily due to the relationship of non-deductible goodwill amortization to income before income taxes.



LIQUIDITY AND CAPITAL RESOURCES

During the first six months ended March 31, 2000, the Company purchased $9 million in furniture, fixtures and leasehold improvements related to its newly opened retail locations. The Company funded its needs from its operations, supplemented by additional draws on the line of credit. At March 31, 2000, the Company had available cash and cash equivalents of $3.4 million compared to $1.1 million at September 30, 1999.

Net cash provided by operating activities was $8.8 million in the first six months of fiscal 2000 compared to $2.3 million in the first six months of fiscal 1999. For the six months ended March 31, 2000, income from operations, including adjustments for non-cash items totaling $8.1 million, was partially offset by a $1.3 million decrease in accounts payable and accrued expenses. During the same period in fiscal 1999, income from operations, including adjustments for non-cash items totaling $6.6 million, in addition to a $4 million decrease in prepaid expenses, was offset by a $8.5 million reduction in accounts payable and accrued expenses.

Net cash used in investing activities increased to $9.1 million in the six months ended March 31, 2000 from $2.9 million in the six months ended March 31, 1999. Consistent with the prior year, the Company made capital expenditures for new store facilities and corporate improvements.

Funding from financing activities increased to $2.6 million for the six months ended March 31, 2000 from $0.7 million for the six months ended March 31, 1999, principally due to the higher buyback of stock in the prior year. During the first six months of fiscal 2000, the Company's borrowings on the line of credit and its cash overdrafts increased by $2.8 million. This compares with a $2 million increase in the line of credit and cash overdrafts which was offset by the purchase of 115,000 Company shares at a total cost of $1.2 million in the six months ended March 31, 1999.

In April 2000, the Company entered into an amendment to its working capital facility with its lender. The amendment increased its $44 million working capital facility to $56 million and extended the term of the facility from April 2001 to September 2004 subject to the terms of the amendment, including limitations based upon eligible capital expenditures. As of May 5, 2000, the Company had $31.7 million in borrowings and $3 million in letters of credit under the working capital facility. In addition to the working capital facility, the Company also has an outstanding $4 million letter of credit to collateralize an Industrial Revenue Bond. There are no financial requirements under the agreement unless the Aggregate Adjusted Availability ("AAA"), as defined in the agreement, falls below $10 million. If the AAA falls below $10 million, then the Company must achieve a Minimum Cash Flow, as also defined in the agreement, of not less than zero. During the first six months of fiscal 2000 the Company achieved a positive cash flow, as defined, and the AAA did not fall below $10 million.

The Company believes that its current cash and working capital positions, available borrowing capacity through the working capital facility and net cash expected to be generated from its operations will be sufficient to fund the Company's working capital requirements and required principal and interest payments for fiscal 2000.

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

At March 31, 2000, the major components of the Company's debt portfolio are the Senior Unsecured Exchange Notes (the "Notes") and a line of credit (the "Line"); both are denominated in US dollars. The Notes bear interest at a fixed rated of 12 5/8%, and the Line bears interest at a variable rate which, at March 31, 2000, was approximately 9 1/4%. While a change in interest rates would not affect the interest incurred or cash flow related to the fixed portion of the debt portfolio, the debt value would be affected. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the value of the financial instrument.

The sensitivity analysis as it relates to the fixed portion of the Company's debt portfolio assumes an instantaneous 100 basis point move in interest rates from their levels at March 31, 2000 with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the value of the debt by $0.9 million at March 31, 2000. A 100 basis point decline in market interest rates would cause the debt value to increase by $0.9 million at March 31, 2000.

Based on the variable rate debt included in the Company's debt portfolio at March 31, 2000, a 100 basis point increase in interest rates would result in an additional $0.3 million of interest incurred for the period. A 100 basis point decrease would correspondingly lower interest expense by $0.3 million.

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          At the Company's Annual Meeting of Stockholders held on January 20, 2000, the stockholders of the Company elected two directors of the Company and ratified the appointment of Arthur Andersen LLP as the Company's independent auditors for the fiscal year ending September 30, 2000.

          Mr. Stanley C. Tuttleman and Mr. William A. Schwartz, Jr. were elected to serve as directors at the meeting. The voting results were 2,282,662 shares in favor and 3,679 shares withheld for Mr. Tuttleman and 2,282,662 shares in favor and 3,679 shares withheld for Mr. Schwartz. The vote ratifying the appointment of Arthur Andersen LLP as independent auditors was 2,285,041 shares for, 1,300 shares against and zero shares withheld.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         10.1 Amendment to Loan and Security Agreement dated as of April 11, 2000 by and among, Mothers Work, Inc., Cave Springs, Inc. and Fleet Capital Corporation.

         27 Financial Data Schedule (schedule submitted in electronic format only)

     (b) Reports on Form 8-K.

         None.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  MOTHERS WORK, INC.

Date: May 11, 2000                            By:     /s/ Dan W. Matthias
                                                 ------------------------------
                                                         Dan W. Matthias
                                                      Chief Executive Officer
                                                               And
                                                       Chairman of the Board

Date: May 11, 2000                            By:    /s/ Michael F. Devine, III
                                                 ------------------------------
                                                       Michael F. Devine, III
                                                      Chief Financial Officer
                                                               And
                                                      Vice President - Finance

                                 EXHIBIT INDEX
                                 -------------


  Exhibit
    No.                         Description                           Page No.
-----------                     -----------                           --------


10.1            Amendment to Loan and Security Agreement dated
                as of April 11, 2000 by and among, Mothers Work,
                Inc., Cave Springs, Inc. and Fleet Capital Corporation    15

27              Financial Data Schedule (schedule submitted in
                electronic format only)                                   19