Form 10-Q
period 2000-06-30
MOTHERS WORK INC
filed 2000-08-07
CIK 896985

--------------------------------------------------------------------------------

                                 United States
                      Securities and Exchange Commission
                            Washington, D.C. 20549

                                   Form 10-Q



[X] Quarterly Report Pursuant to Section 13 of 15(d) of the Securities Exchange
    Act of 1934

For the quarterly report ended               JUNE 30, 2000
                              -------------------------------------------

                                      Or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from                To
                              ----------------  -------------------

Commission file number                   0-21196
                      -------------------------------------------
                              Mothers Work, Inc.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                 Delaware                               133045573
----------------------------------------------      ------------------
(State or other jurisdiction of incorporation       (I.R.S. Employer
             or organization)                       Identification No.)

456 North 5th Street, Philadelphia, Pennsylvania          19123
--------------------------------------------------------------------
   (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code    (215) 873-2200
                                                  ------------------------------




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Common Stock, $.01 par value - 3,451,370 shares outstanding as of August 1, 2000
--------------------------------------------------------------------------------

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

                                 CONFIDENTIAL
                        MOTHERS WORK, INC. & SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS



                                                                               June 30,       September 30,
                                    ASSETS                                      2000               1999
                                                                            ----------------  -----------------
                                                                              (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                                 $ 2,306,272       $ 1,139,563
  Receivables                                                                 3,969,070         3,617,824
  Inventories                                                                72,725,848        74,954,635
  Deferred income taxes                                                       6,120,791         6,120,791
  Prepaid expenses and other current assets                                   1,511,497         1,625,694
                                                                            ----------------  -----------------
          Total current assets                                               86,633,478        87,458,507

PROPERTY, PLANT AND EQUIPMENT, net                                           45,023,482        39,610,762

OTHER ASSETS:
  Goodwill, net of accumulated amortization of $11,746,167
    and $10,084,350, respectively                                            32,647,291        34,309,108
  Deferred income taxes                                                       7,722,246        11,687,319
  Deferred financing costs, net of accumulated amortization of
    $2,163,959 and $1,808,032, respectively                                   2,264,054         2,619,981
  Other intangible assets, net of accumulated amortization of $2,088,389
    and $1,865,046, respectively                                              1,023,926         1,115,444
  Other non-current assets                                                      870,891           807,268
                                                                            ----------------  -----------------

          Total other assets                                                 44,528,408        50,539,120
                                                                            ----------------  -----------------

                                                                           $176,185,368      $177,608,389
                                                                            ----------------  -----------------


                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Line of credit                                                           $ 26,137,516      $ 32,003,464
  Current portion of long-term debt                                             718,833           495,829
  Accounts payable                                                           13,656,811        17,461,343
  Accrued expenses                                                           16,021,926        13,477,555
                                                                            ----------------  -----------------

          Total current liabilities                                          56,535,086        63,438,191
                                                                            ----------------  -----------------
LONG-TERM DEBT                                                               96,280,190        96,161,561
ACCRUED DIVIDENDS ON PREFERRED STOCK                                          5,689,801         4,648,124
DEFERRED RENT                                                                 4,729,121         4,292,164

STOCKHOLDERS' EQUITY:
  Series A Cumulative convertible preferred stock, $.01 par value,
    $280.4878 stated value, 2,000,000 shares authorized,
    41,000 shares issued and outstanding (liquidation value
    of $11,500,000)                                                          11,500,000        11,500,000
  Series B Junior participating preferred stock, $.01 par value,
    10,000 shares authorized, none outstanding                                        -                 -
  Common stock, $.01 par value, 10,000,000 shares authorized,
    3,451,370 and 3,446,353 shares issued and outstanding, respectively          34,513            34,463
  Additional paid-in capital                                                 26,199,911        26,179,805
  Accumulated deficit                                                       (24,783,254)      (28,645,919)
                                                                            ----------------  -----------------

          Total stockholders' equity                                         12,951,170         9,068,349
                                                                            ----------------  -----------------

                                                                           $176,185,368      $177,608,389
                                                                            ----------------  -----------------


  The accompanying notes are an integral part of these financial statements.

                                 CONFIDENTIAL
                        MOTHERS WORK, INC. & SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)


                                                     Three Months Ended                   Nine Months Ended
                                                           June 30,                             June 30,
                                              ---------------------------------    ----------------------------------
                                                    2000            1999                 2000             1999
                                              ---------------- ----------------    -------------- -------------------

Net sales                                       $    98,494,892  $    79,887,022     $   274,043,140  $   223,098,471

Cost of goods sold                                   49,061,014       37,984,500         137,678,449      109,972,607
                                                ---------------- ----------------    ---------------- ----------------

     Gross profit                                    49,433,878       41,902,522         136,364,691      113,125,864

Selling, general and administrative expenses         39,996,346       32,858,225         115,469,307       94,421,552
                                                ---------------- ----------------    ---------------- ----------------

     Operating Income                                 9,437,532        9,044,297          20,895,384       18,704,312

Interest expense, net                                 3,964,251        3,754,979          11,913,059       11,317,503
                                                ---------------- ----------------    ---------------- ----------------

     Income before income taxes                       5,473,281        5,289,318           8,982,325       7,386,809

Income tax provision                                  2,505,941        2,551,807           4,077,995       3,582,944
                                                ---------------- ----------------    ---------------- ----------------

Net income                                            2,967,340        2,737,511           4,904,330       3,803,865

Preferred dividends                                     347,226          312,801           1,041,678         938,403
                                                ---------------- ----------------    ---------------- ----------------

Net income available to common stockholders     $     2,620,114  $     2,424,710     $     3,862,652  $    2,865,462
                                                ---------------- ----------------    ---------------- ----------------


Income per share - basic                        $          0.76  $          0.69     $          1.12  $          0.82
                                                ---------------- ----------------    ---------------- ----------------
Average shares outstanding - basic                    3,449,539        3,489,231           3,439,927        3,489,231
                                                ---------------- ----------------    ---------------- ----------------

Income per share - assuming dilution            $          0.72  $          0.66     $          1.06  $          0.78
                                                ---------------- ----------------    ---------------- ----------------
Average shares outstanding - assuming dilution        3,651,717        3,680,000           3,654,254        3,695,117
                                                ---------------- ----------------    ---------------- ----------------

  The accompanying notes are an integral part of these financial statements.

                                                           CONFIDENTIAL
                                                  MOTHERS WORK, INC. & SUBSIDIARY
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            (Unaudited)

                                                                                       Nine Months Ended
                                                                                            June 30,
                                                                                ----------------------------------
                                                                                      2000             1999
                                                                                ----------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                      $4,904,330        $ 3,803,865
 Adjustments to reconcile net income to
    net cash provided by operating activities -
            Depreciation and amortization                                         8,510,220        7,546,297
            Deferred income taxes                                                 3,965,073        3,575,697
            Provision for deferred rent                                             436,957          255,557
            Amortization of deferred financing costs                                355,927          373,519
            Imputed interest on debt                                                127,569           80,463
 Changes in assets and liabilities:
            (Increase) decrease in -
              Receivables                                                          (351,246)        (541,235)
              Inventories                                                         2,228,787       (9,636,222)
              Prepaid expenses and other current assets                              50,574        4,553,659
            Increase (decrease) in -
              Accounts payable and accrued expenses and other liabilities           328,902       (5,013,452)
                                                                                ----------------  ----------------
                   Net cash provided by operating activities                     20,557,093        4,998,148

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property, plant and equipment                                     (12,383,948)      (5,530,888)
 (Increase) decrease in intangibles and other assets                                223,343          (96,136)
                                                                                ----------------  ----------------
                   Net cash used in investing activities                        (12,160,605)      (5,627,024)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase (decrease) in line of credit and cash overdrafts, net                  (7,463,999)       1,341,631
 Purchase of the Company's common stock                                            (178,661)      (1,660,805)
 Repayment of (increase in) long-term debt                                          214,064         (223,890)
 Proceeds from exercise of options                                                  198,817          169,494
                                                                                ----------------  ----------------
                   Net cash used by financing activities                         (7,229,779)        (373,570)
                                                                                ----------------  ----------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              1,166,709       (1,002,446)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                    1,139,563        3,623,003
                                                                                ----------------  ----------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                         $2,306,272        $ 2,620,557
                                                                                ================  ================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

 Cash paid for interest                                                          $6,093,978        $ 7,808,651
                                                                                ================  ================

 Cash paid for income taxes                                                      $  262,246       $       -
                                                                                ----------------  ----------------

 Capital lease obligations incurred                                              $  510,696       $       -
                                                                                ----------------  ----------------








                                 The accompanying notes are an integral part of these financial statements.


                                                                 3

                       MOTHERS WORK, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2000

                                  (Unaudited)

1. BASIS OF FINANCIAL STATEMENT PRESENTATION
   -----------------------------------------

The accompanying unaudited consolidated financial statements are prepared in accordance with the requirements for Form 10-Q and Article 10 of Regulation S-X and accordingly certain information and footnote disclosures have been condensed or omitted. Reference should be made to the Form 10-K as of and for the year ended September 30, 1999 for Mothers Work, Inc. and Subsidiary (the "Company") for additional disclosures including a summary of the Company's accounting policies.

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


2. STOCK OPTIONS AND WARRANTS
   --------------------------

During the quarter ended June 30, 2000, a total of 66,400 options were granted to certain employees for the purchase of the Company's common stock at prices at least equal to the fair market value on the date of grant.


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

                       MOTHERS WORK, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2000

                                  (Unaudited)

4. EARNINGS PER SHARE ("EPS")
   --------------------------

The Company accounts for EPS in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS 128") which requires dual presentation of basic and diluted EPS. SFAS 128 also requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS is based upon the weighted average number of common shares outstanding and diluted EPS is based upon the weighted average number of common shares outstanding plus the dilutive common stock equivalents outstanding during the period.

The following is a reconciliation of the denominators of the basic and diluted EPS computations shown on the face of the accompanying Statements of Operations:


                                   For the Quarter Ended                         For the Quarter Ended
                                       June 30, 2000                                 June 30, 1999
                          --------------------------------------            ------------------------------------
                                                       Per share                                       Per share
                            Income        Shares        Amount                 Income       Shares      Amount
                          -----------   ----------    ---------              ----------  ----------   ----------

         Basic EPS         $2,620,114    3,449,539        $0.76              $2,424,710   3,489,231       $0.69
                                                      =========                                       ==========

Effect of dilutive
       securities:
          Warrants                  -      140,000                                    -     140,000
     Stock options                  -       62,178                                    -      50,769
                          -----------    ---------                           ----------  ----------

       Diluted EPS         $2,620,114    3,651,717        $0.72              $2,424,710   3,680,000       $0.66
                          ===========    =========    =========              ==========   =========   ==========


                                 For the Nine Months Ended                     For the Nine Months Ended
                                       June 30, 2000                                 June 30, 1999
                          --------------------------------------            ------------------------------------
                                                       Per share                                       Per share
                            Income        Shares        Amount                 Income       Shares      Amount
                          -----------   ----------    ---------              ----------  ----------   ----------
         Basic EPS         $3,862,652   3,439,927         $1.12              $2,865,462   3,489,231        $0.82
                                                      =========                                       ==========
Effect of Dilutive
       Securities:
          Warrants                  -     140,000                                     -     140,000
     Stock options                  -      74,327                                     -      65,886
                          -----------    ---------                           ----------  ----------
DILUTED EPS                $3,862,652    3,654,254        $1.06              $2,865,462   3,695,117        $0.78
                          ===========    =========    =========              ==========   =========   ==========

                       MOTHERS WORK, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2000

                                  (Unaudited)

Options and warrants were included in the computation of diluted EPS to the extent that they were dilutive. Options to purchase 1,051,022 shares of common stock at prices ranging from $1.67 to $18.75 per share were outstanding during the first nine months of fiscal 2000. Options to purchase 989,621 shares of common stock at prices ranging from $6.625 to $18.75 per share were outstanding for the three months ended June 30, 2000. The outstanding options expire between 2003 and 2010. For the quarter and nine months ended June 30, 2000, there were 140,123 warrants outstanding to purchase common stock at a price of $0.01 per share. The warrants expire on April 5, 2002. In addition, the 41,000 shares of Series A Cumulative Convertible Preferred Stock (the "Series A Preferred Stock") and certain options were not dilutive for the periods presented, and accordingly, were not included in the EPS computations. The Series A Preferred Stock could potentially dilute basic EPS in the future.


5. SUBSIDIARY GUARANTOR
   --------------------

Pursuant to the terms of the indenture for the 12 5/8% Senior Unsecured Exchange Notes due 2005 (the "Notes"), the Company's wholly-owned subsidiary, Cave Springs, Inc. (the "Guarantor"), has unconditionally guaranteed the obligations of Mothers Work, Inc. with respect to the Notes. There are no restrictions on the ability of the Guarantor to transfer funds to Mothers Work, Inc. in the form of loans, advances, or dividends, except as provided by applicable law.

Accordingly, set forth below is summarized financial information (within the meaning of Section 1-02(bb) of Regulation S-X) for the Guarantor:

                                  June 30, 2000    September 30, 1999
                                -----------------  ------------------

     Current assets                   $     2,865         $     2,865
     Non-current assets                76,798,413          59,105,843
     Non-current liabilities           15,193,315           9,148,142

                                Nine Months Ended          Year Ended
                                    June 30, 2000  September 30, 1999
                                      -----------         -----------

     Net sales                        $17,692,570         $19,376,700
     Costs and expenses                    45,000              60,000
     Net income                        11,647,396          12,749,022


The summarized financial information may not necessarily be indicative of the results of operations or financial position had the Guarantor operated as an independent entity. All intercompany transactions included in the Guarantor's records are eliminated in consolidation. Allocations are made by the Company to the Guarantor for material amounts of expenses such as corporate services, administration, and taxes on income. The allocations are generally based on proportional amounts of sales or assets. Management believes these allocation methods are reasonable.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS
---------------------

The following tables set forth certain operating data as a percentage of sales and as a percentage change for the periods indicated:


                                                                                               % Period to Period
                                                                                               Increase (Decrease)
                                                                                         ----------------------------------
                                                    Percentage of Net Sales
                                            ----------------------------------------          Three Months      Nine Months
                                                   Three                Nine                      Ended            Ended
                                               Months Ended         Months Ended                 June 30,         June 30,
                                                 June 30,              June 30,                    2000             2000
                                            ----------------------------------------           Compared to       Compared to
                                              2000        1999       2000       1999                1999            1999
                                            --------------------------------------------------------------------------------
Net sales                                    100.0 %     100.0 %    100.0 %    100.0 %              23.3 %          22.8 %
Cost of goods sold                            49.8        47.5       50.2       49.3                29.2            25.2
                                            ------       ------     ------     ------
       Gross profit                           50.2        52.5       49.8       50.7                18.0            20.5

Selling, general
   and administrative
   expenses                                   40.6        41.2       42.2       42.3                21.7            22.3
                                            ------       ------     ------     ------

       Operating income                        9.6        11.3        7.6        8.4                 4.3            11.7

Interest expense, net                          4.0         4.7        4.3        5.1                 5.6             5.3
                                            ------       ------     ------     ------

Income before
   Income taxes                                5.6         6.6        3.3        3.3                 3.5            21.6

Income tax provision                           2.6         3.2        1.5        1.6                (1.8)           13.8
                                            ------       ------     ------     ------

Net income                                     3.0 %       3.4 %      1.8 %      1.7 %               8.4            28.9
                                            ======       ======     ======     ======


                                                                 7

The following table sets forth certain information representing growth in the number of leased departments and Company-operated stores for the periods indicated:

                                                  Three Months Ended                             Nine Months Ended
                                                         June 30,                                      June 30,
                                         --------------------------------------          ----------------------------------

                                                    2000                   1999                     2000               1999
                                          --------------         --------------           --------------     --------------
Beginning of period:
   Maternity stores                                  572                    486                      528                460
   Leased maternity departments                       97                     94                       97                123
                                          --------------         --------------           --------------     --------------
   Total                                             669                    580                      625                583

Opened:
   Maternity stores                                   15                     20                       62                 48
   Leased maternity departments                        -                      1                        -                  6

Closed:
   Maternity stores                                    -                     (4)                      (3)                (6)
   Leased maternity departments                       (1)                    (2)                      (1)               (36)

End of period:
   Maternity stores                                  587                    502                      587                502
Leased maternity departments                          96                     93                       96                 93
                                          --------------         --------------           --------------     --------------
   Total                                             683                    595                      683                595
                                          ==============         ==============           ==============     ==============


Three Months Ended June 30, 2000 and 1999

Net Sales
---------

Net sales of $98.5 million in the third quarter of fiscal 2000 were $18.6 million (23.3%) higher than sales of $79.9 million in the third quarter of fiscal 1999. The increase in net sales was comprised of incremental revenues generated by net 88 new maternity locations which opened since June 30, 1999, as well as a 7.7% comparable store sales increase during the third quarter of fiscal 2000 (based on 556 locations).


Gross Profit
------------

Third quarter fiscal 2000 gross profit was $7.5 million (18.0%) higher than the $41.9 million gross profit for the third quarter of fiscal 1999. The increase was largely attributable to the increase in sales. Gross profit as a percentage of sales in the third quarter of fiscal 2000 decreased to 50.2% from 52.5% in the third quarter of fiscal 1999. Sales in the Company's moderately-priced Motherhood products, which generate a lower gross profit percentage, continue to grow at a faster rate than sales in the Company's high end maternity locations.


Selling, General and Administrative Expenses
--------------------------------------------

Selling, general and administrative expenses in the third quarter of fiscal 2000 increased by $7.1 million (18.0%) to $40.0 million compared to the third quarter of 1999, primarily related to costs associated with the Company's additional retail locations. As a percentage of net sales, operating expenses improved from 41.2% to 40.6% reflecting the Company's continued cost reduction initiatives and improved operating leverage.

Operating Income
----------------

Operating income improved to $9.4 million in the third quarter of fiscal 2000 compared to $9.0 million in the third quarter of fiscal 1999. The marginal increase in operating income is principally a result of the higher sales volume.


Interest Expense, Net
---------------------

Net interest expense increased by $0.2 million in fiscal 2000 compared to fiscal 1999. Additional borrowings were made under the Company's line of credit primarily to fund the Company's store expansions.


Income Taxes
------------

The effective income tax rate was 45.8% in the third quarter of fiscal 2000 compared to 48.2% in the third quarter of fiscal 1999. The reduction in the tax rate was primarily due to the relationship of non-deductible goodwill amortization to income before income taxes.



Nine Months Ended JUNE 30, 2000 and 1999

Net Sales
---------

Net sales of $274.0 million in the first nine months of fiscal 2000 were $50.9 million (22.8%) higher than sales of $223.1 million in the first nine months of fiscal 1999. Comparable store sales increased 8.8% during the first nine months of fiscal 2000 (based on 533 locations). The increased sales are also attributable to the incremental revenues generated by net 58 new maternity locations which opened during the first nine months of fiscal 2000.


Gross Profit
------------

Gross profit of $136.4 million for the first nine months of fiscal 2000 was $23.2 million (20.5%) higher than the $113.1 million gross profit in the first nine months of fiscal 1999 reflecting the increased sales volume. Gross profit as a percentage of net sales for the first nine months of fiscal 2000 decreased to 49.8% from 50.7% in the comparable period of fiscal 1999. Sales in the Company's moderately-priced Motherhood products, which generate a lower gross profit percentage, continue to grow at a faster rate than sales in the Company's high end maternity locations.


Selling, General and Administrative Expenses
--------------------------------------------

Selling, general and administrative expenses increased by $21.0 million or 22.3% in the first nine months of fiscal 2000 to $115.5 million compared to the first nine months of 1999, primarily reflective of the additional costs associated with the store expansions. As a percentage of net sales, operating expenses remained constant at 42.0%.


Operating Income
----------------

Operating income increased to $20.9 million in the first nine months of fiscal 2000 compared to $18.7 million in the first nine months of fiscal 1999. The increase in operating income is primarily a result of the higher sales volume.

Interest Expense, Net
---------------------

Net interest expense increased by $0.6 million in the first nine months of fiscal 2000 compared with the first nine months of fiscal 1999, and as a percentage of sales, improved from 5.1% to 4.3%. The decrease as a percentage of sales is attributable to the higher sales volume.


Income Taxes
------------

The effective income tax rate was 45.4% in the first nine months of fiscal 2000 compared to 48.5% in the first nine months of fiscal 1999. The change in the effective income tax rate was primarily due to the relationship of non-deductible goodwill amortization to income before income taxes.



SEASONALITY
-----------

The Company's business, like that of most retailers, is subject to seasonal influences. A significant portion of the Company's net sales and profits are realized during the Company's first fiscal quarter, which includes the holiday selling season. Results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. Quarterly results may fluctuate materially depending upon, among other things, the timing of new store openings, net sales and profitability contributed by new stores, increases or decreases in comparable store sales, adverse weather conditions, shifts in the timing of certain holidays and promotions, and changes in the Company's merchandise mix.



LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's primary sources of working capital consist of income from operations and its $56.0 million working capital facility (the "Capital Facility"). The Capital Facility was amended and restated as of April 11, 2000 to increase borrowings to the current level, to raise the annual capital expenditure limitation, and to extend the maturity until September 15, 2004.
The interest rate on direct borrowings outstanding is based on the prime rate of the Company's lender plus .25 percent. At any time, the Company at its option may elect an alternative rate for all or part of the direct borrowings outstanding at LIBOR plus 2.25 percent. Amounts available for direct borrowings (i.e. net of letters of credit outstanding) are limited to the lesser of (a) the unused portion of the Capital Facility or (b) the Aggregate Adjusted Availability ("AAA"), as defined in the agreement as a percentage of inventory and receivables. The Capital Facility is secured by a security interest in the Company's inventory, equipment, fixtures, and cash. In addition to the direct borrowings, the Company opened a $4.0 million letter of credit to collateralize an Industrial Revenue Bond. There are no financial requirements under the Capital Facility unless the AAA falls below $10.0 million. If the AAA were to fall below $10.0 million, the Company would have to achieve a Minimum Cash Flow, as also defined in the agreement, of not less than zero. During the first nine months of fiscal 2000, the Company met the AAA minimum. As of June 30, 2000, there were $26.1 million of direct borrowings, $3.0 million of outstanding letters of credit and available borrowings under the Capital Facility of $19.9 million.

During the first nine months ended June 30, 2000, the Company purchased $12.4 million of furniture, fixtures, and leasehold improvements related primarily to its newly opened retail locations. The Company funded its needs from its operations, supplemented by additional draws on the line of credit. At June 30, 2000, the Company had available cash and cash equivalents of $2.3 million compared to $1.1 million at September 30, 1999.

Net cash provided by operating activities was $20.6 million in the first nine months of fiscal 2000 compared to $5.0 million in the first nine months of fiscal 1999. For the nine months ended June 30, 2000, included in income from operations were adjustments for non-cash items totaling $13.4 million. During the same period in fiscal 1999, adjustments for non-cash items were $11.8 million. The increase in cash provided by operations primarily relates to the decrease in inventory levels.

Cash used in investing activities was $12.2 million for the nine months ended June 30, 2000 compared to $5.6 million for the nine months ended June 30, 1999. Consistent with the prior year, the Company continues to make capital expenditures for new store facilities as well as for general corporate improvements.

Funds used in financing activities increased to $7.2 million for the nine months ended June 30, 2000 from $0.4 million for the nine months ended June 30, 1999. Since the prior year ended September 30, 1999, the Company has repaid its Credit Facility by $5.9 million. Additionally, the buyback of Company stock was limited to only $0.2 million in accordance with certain restrictions under the Indenture to the Notes for the first nine months of 2000 compared to $1.7 million in stock repurchased during the same period last year.

The Company believes that its current cash and working capital positions, available borrowing capacity through the Capital facility and net cash expected to be generated from its operations will be sufficient to fund the Company's working capital requirements and required principal and interest payments through June 2001.



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

At June 30, 2000, the major components of the Company's debt portfolio are the Senior Unsecured Exchange Notes (the "Notes") and a line of credit (the "Capital Facility"); both are denominated in US dollars. The Notes bear interest at a fixed rated of 12 5/8%, and the Line bears interest at a variable rate which, at June 30, 2000, was approximately 9 1/4%. While a change in interest rates would not affect the interest incurred or cash flow related to the fixed portion of the debt portfolio, the debt value would be affected. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the value of the financial instrument.

The sensitivity analysis as it relates to the fixed portion of the Company's debt portfolio assumes an instantaneous 100 basis point move in interest rates from their levels at June 30, 2000 with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the value of the debt by $0.9 million at June 30, 2000. A 100 basis point decline in market interest rates would cause the debt value to increase by $0.9 million at June 30, 2000.

Based on the variable rate debt included in the Company's debt portfolio at June 30, 2000, a 100 basis point increase in interest rates would result in an additional $0.3 million of interest incurred for the period. A 100 basis point decrease would correspondingly lower interest expense by $0.3 million.

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


                                            MOTHERS WORK, INC.

Date: August 7, 2000                   By:       /s/ Dan W. Matthias
                                          --------------------------------------
                                                   Dan W. Matthias
                                              Chief Executive Officer
                                                      And
                                               Chairman of the Board

Date: August 7, 2000                   By:       /s/ Michael F. Devine, III
                                          --------------------------------------
                                                    Michael F. Devine, III
                                                   Chief Financial Officer
                                                            And
                                                  Vice President - Finance

                                 EXHIBIT INDEX
                                 -------------


  Exhibit
    No.                                     Description                                          Page No.
-----------                                 --------------                                    -----------------




    27              Financial Data Schedule (schedule submitted in electronic format
                    only)                                                                          15


