Form 10-K
period 2000-09-30
MOTHERS WORK INC
filed 2000-12-15
CIK 896985

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             -----------------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended        SEPTEMBER 30, 2000
                             --------------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                              ----------------------    ----------------------

Commission file number        0-21196
                      ----------------------------------------------------------

                               MOTHERS WORK, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                DELAWARE                                13-3045573
-----------------------------------------    -----------------------------------
   (State or other jurisdiction of           (IRS Employer Identification No.)
    incorporation or organization)

 456 NORTH FIFTH STREET, PHILADELPHIA, PA                  19123
-----------------------------------------    -----------------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number,
including area code                                   (215) 873-2200
                                             -----------------------------------

Securities registered pursuant to
Section 12(b) of the Act:
                                             NAME OF EACH EXCHANGE ON WHICH
      TITLE OF EACH CLASS                    REGISTERED
-----------------------------------------    -----------------------------------

                NONE                                        N/A
-----------------------------------------    -----------------------------------
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
                                       --   --

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. ____

         On December 12, 2000, the aggregate market value of the Registrant's common stock, $.01 par value, held by nonaffiliates of the Registrant was approximately $23,078,439.

         On December 12, 2000, 3,453,750 shares of the Registrant's common stock, $.01 par value, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Stockholders scheduled to be held on January 18, 2001 are incorporated by reference into Part III of this Form 10-K.

================================================================================

                                     PART I.

ITEM 1.  BUSINESS

GENERAL

         Mothers Work, Inc. ("Mothers Work" or the "Company")1 is the largest designer, manufacturer and retailer of maternity clothing in the United States. The Company is incorporated under the laws of the State of Delaware and entered into the maternity apparel business in 1982. Its principal executive offices and production facility are located at 456 North Fifth Street, Philadelphia, Pennsylvania 19123 and its telephone number is (215) 873-2200.

         As of September 30, 2000, the Company operated a total of 703 stores, including 592 stores through the Mimi Maternity(R) ("Mimi Maternity"), A Pea in the Pod(R) ("A Pea in the Pod"), Motherhood Maternity(R) ("Motherhood"), and Motherhood Maternity Outlet(R) ("Motherhood Maternity Outlet") store concepts and 111 leased maternity departments, offering a full range of career, casual, and special occasion maternity apparel.

         The Company locates its stores primarily in regional shopping malls, factory-direct outlet centers and, to a lesser extent, in central business districts within major metropolitan areas. The Company is vertically integrated, performing design, manufacturing, distribution, and retail sales functions primarily in-house. The Company also markets its brands and takes sales orders over the phone, by mail order catalogs and brochures and on its Internet sites.

         The Company's maternity wear retail stores have distinctly positioned brands with different merchandising and marketing strategies targeted to women seeking to purchase moderate to upscale maternity fashions. All of the Company's maternity store concepts sell clothing that is designed to meet an expectant mother's entire lifestyle fashion needs, including her career requirements, as well as her casual and special occasion needs. Mimi Maternity is designed to meet the needs of fashion-forward women who are willing to spend more to make a fashion statement. A Pea in the Pod markets the most upscale of the Company's maternity fashions in boutique store locations, offering a premium merchandise selection manufactured by the Company, including the Mimi Maternity line of clothing as well as certain designer labels produced exclusively for A Pea in the Pod. Mimi Maternity and A Pea in the Pod collectively constitute the Company's "high-end" product line. Motherhood, the broadest market-based specialty retailer of maternity clothing in the United States, is positioned to offer everyday low pricing and an extraordinary assortment of career, casual, exercise, lingerie, nursing apparel and accessories and plus sizes at moderate price points. Motherhood Maternity Outlet stores(2) offer the Motherhood concept in a line of moderate market factory-direct outlet stores, serving the woman who seeks maternity clothing but cannot or will not purchase at full retail prices. In April 2000, the Company launched Mimi Essentials for Maternity(TM) ("Mimi Essentials"), a line of fashionably modern maternity clothes in the middle market with price points between the Mimi Maternity and Motherhood concepts. The Mimi Essentials line is sold in Mimi Maternity stores as well as in new Mimi Essentials departments situated within certain Motherhood stores nationwide.


--------

         (1) The terms Mothers Work and the Company as used in this Report include Mothers Work, Inc. and Cave Springs, Inc., its wholly-owned subsidiary. All references in this Report to stores or Company-owned stores include leased departments.

         (2) The Company continues to operate stores under the name Mothers Work where bound by lease arrangements or where it would otherwise not be economical to change the name of the store.

         The Company's strategy is to:

         o Respond quickly to customer fashion demand utilizing its Real Time Retailing(R) business model.
         o Secure and maintain desirable retail locations within regional shopping malls, exclusive street address locations, and factory-direct outlet centers.
         o Use a combination of domestic and international production to ensure responsiveness to market demands as well as cost efficiencies.
         o    Maintain positions at all price points, "giving the customer what she wants when she wants it" at the price point she selects.
         o    Expand its presence in the moderate price market by identifying key items and offering them at everyday low prices.
         o Maintain a strategic presence in high visibility online portals and sites and have the full line of brands available for shopping and purchasing online.
         o Deliver marketing and branding communications in venues that influence and reach first time pregnant women early in their pregnancy.

THE MATERNITY APPAREL MARKET

         The Company is unaware of any reliable data on the revenue size of the maternity apparel market. The Company believes that the number of maternity clothing wholesale vendors has decreased over the last few years as full service retailers are attempting to be more competitive in this commitment. Vertical integration reduces the Company's reliance on the availability of merchandise from outside vendors and provides it with a competitive advantage over other maternity retailers. Management believes that the fact that women may choose to shop the regular market or decide to purchase loose-fitting or larger-sized clothing as a substitute for maternity wear impacts the maternity apparel market.

STRATEGY

         The key components of the Company's strategic objectives are described below.

         REAL TIME RETAILING - Real Time Retailing(R) is the Company's proprietary and comprehensive capability to monitor better and respond more quickly to consumer fashion demand, thereby reducing the fashion risk inherent in the apparel business. Through the use of computerized point of sale and merchandising systems, daily replenishment of inventory to the stores, "quick-response" design, "quick-turn" domestic manufacturing and cost efficient international production, the Company is able to provide its customers with the merchandise that they want when they want it. The objective is to maximize the sales potential of each store by matching the profile of the store's customers with the proper merchandise. Real Time Retailing(R) also assists the Company in maximizing its in-store inventory turns and sales per square foot, reducing its cost of goods sold and improving gross profit margins.

         PRIME LOCATIONS AND BROAD DISTRIBUTION - The Company's ability to generate high sales per square foot, in addition to the high quality image and design of the Company's stores and its multiple concept approach, have enabled the Company to secure and maintain desirable retail locations within regional shopping malls throughout the United States, factory-direct outlet centers and select real estate street locations. These factors have enabled the Company not only to locate stores at many of the most desirable shopping malls and factory-direct outlet centers in the country, but also to obtain desirable locations within such malls and centers.

         By operating four different store concepts, the Company is positioned to satisfy demand for maternity clothing throughout the moderate and high-end segments of the market by offering a full range of career, casual, exercise, and special occasion maternity wear and lingerie. Mall operators require an appropriate mix of stores for the mall's consumer and market position. For regional malls that require one maternity store, the Company provides several different concepts within the moderate and high-end segments of the market from which the mall can choose to meet its consumer needs. In the case of multi-mall operators, the Company has the flexibility to supply packages of stores in multiple malls utilizing all of its concepts.

         KEY ITEMS - The Company's strategy is to continue to expand in the moderate item market by offering seasonal items at everyday low prices. Typical seasonal offerings are denim blue jeans, turtlenecks, t-shirts, leggings, lingerie and additional items identified in the market that fit the key-item profile.

         PRODUCTION - The Company uses a combination of domestic and international production. International sources are used for items such as those in the moderate apparel market where lower costs are necessary for competitive reasons, and the fashion marketability of the item is not adversely affected by the longer lead times that are inherent when a product is acquired from an international vendor. Domestic production helps to ensure (1) in-season manufacturing capability for fast selling moderate priced product to reduce stock-outs; (2) preseason production of time-sensitive fashion apparel; and (3) in-season production of fashion items identified during the season. Domestic manufacturing capability allows the Company to react in real-time to changing market trends, thereby providing the Company with a competitive advantage over other apparel retailers who source the majority of their product overseas.

EXPANSION STRATEGY

         Since the time of its initial public offering in March 1993, the Company has grown its maternity store base from 67 to 703 stores as of September 30, 2000. Reflected in this increase are stores that were obtained as a result of the Company's January 1994 acquisition of 22 Page Boy stores, its April 1995 acquisition of 66 A Pea in the Pod stores and its August 1995 acquisition of 217 Motherhood stores.

         The Company opened 78 new locations (net of closures) in fiscal 2000, consisting of 62 Motherhood and Motherhood Maternity Outlet stores, 14 leased departments and two high-end stores compared with 94 new locations in fiscal 1999, consisting of 73 Motherhood and Motherhood Maternity outlet stores, 19 leased departments and two high-end stores. In fiscal 2001, the Company plans to add approximately 78 maternity stores, principally Motherhood stores, as well as the more exclusive Mimi Maternity stores.

         In September 2000, the Company entered into a multi-year agreement with Babies "R" Us, Inc. ("Babies "R" Us"). Under the terms of this business arrangement, the Company will expand its maternity departments to 53 Babies "R" Us locations nationwide. Additionally, in October 2000, the Company announced an agreement with America Online Inc. ("AOL") for placement in the Shop@AOL online shopping destinations. The agreement broadens the Company's ability to reach new customers using AOL, currently the world's largest Internet provider.

         A significant portion of the Company's growth has been attributable to the addition of new stores, the acquisition of existing maternity stores and the increased sales volume from such stores. The Company's ability to open new stores on a timely basis will depend upon its success in identifying suitable store sites, obtaining leases for those sites on acceptable terms, constructing or refurbishing the sites where necessary, hiring and training skilled store managers and personnel, and cash availability. There can be no assurance that suitable sites will be available for new stores or that new stores will generate sales volumes comparable to those of the Company's existing stores. In addition, the costs associated with opening such stores may adversely affect the Company's profitability. Further, the Company periodically monitors and analyzes the need for store closures.

         The Company continually identifies and evaluates real estate opportunities. In addition to its current stores, the Company has identified additional malls and other locations in the United States that would be well suited for maternity stores. The Company considers markets nationwide but favors metropolitan areas with populations greater than 500,000. Additional malls and outlet centers that do not meet the Company's primary site selection criteria may nevertheless be attractive store locations if favorable lease terms can be negotiated. The addition of non-mall store locations is likely to continue during fiscal 2001.

         The Company has increased its share of brand building through its advertising program and fashion and maternity-targeted publicity, as well as leveraged strategic alliances with other key partners who assist in cost-effectively reaching the target pregnant customer through a variety of marketing initiatives. The Company runs full-page ads for all its brands in pregnancy-targeted publications as well as prenatal issues of leading baby magazines. Publicity initiatives begun in fiscal 2000 to drive editorial coverage of the Company in magazines, TV and newsprint were focused primarily on A Pea in the Pod.

         The Company has expanded its product offering during fiscal 2000 to include Plus size maternity apparel and a broader line of clothing and accessories suitable for nursing mothers. Nursing products were offered through seasonal mail order catalogs mailed to store customers and a select collection of nursing apparel was made available in Motherhood stores.

STORE CONCEPTS

         The Company operates its maternity stores under four concepts offering a full range of career, casual, exercise and special occasion maternity wear: A Pea in the Pod, Mimi Maternity (including Mimi Essentials), Motherhood and Motherhood Maternity outlets. The following table sets forth certain information regarding the Company's store composition as of September 30, 2000, including each store concept's target location, product description and general price points:

                            SUMMARY OF STORE CONCEPTS

--------------------------------------------------------------------------------------------------------------------
                                                                       AVERAGE STORE
     STORE          DESCRIPTION OF        PRODUCT         GENERAL           SIZE
    CONCEPT         TARGET LOCATION     DESCRIPTION     PRICE RANGE    (SQUARE FEET)       COMPARABLE RETAILERS
--------------------------------------------------------------------------------------------------------------------
A Pea in the Pod  High-end regional    Bridge, high      $70 - $450        2,400       Bergdorf Goodman, Neiman
                  malls and affluent   fashion                                         Marcus, Saks Fifth Avenue,
                  residential areas                                                    and Barney's
--------------------------------------------------------------------------------------------------------------------
Mimi Maternity    High-end regional    Fashion-forward,  $58 - $208        1,600       Boomingdales, Gap, Old
                  malls                contemporary                                    Navy, Nordstrom's, Ann
                                                                                       Taylor, and Banana Republic

--------------------------------------------------------------------------------------------------------------------
Motherhood        Moderate regional    Value-oriented,   $ 9 - $ 59        1,300       Macy's, Sears, J.C. Penney,
                  malls and            mostly casual                                   Mervyn's, Lerners,
                  department stores    basics; key                                     imaternity, Mothertime, Dan
                                       items                                           Howard, Target, K Mart,
                                                                                       Kohl's and Wal-Mart
--------------------------------------------------------------------------------------------------------------------
Motherhood        Factory-direct       Fashion at        $ 7 - $ 59        2,000       Neiman Marcus' Last Call,
Maternity         outlet malls and     marked-down                                     Nordstrom Off the Rack,
Outlets           centers              prices                                          Saks Fifth Avenue
                                                                                       Clearinghouse, and outlets
                                                                                       for Ann Taylor, Polo, Donna
                                                                                       Karan, Liz Claiborne, J.
                                                                                       Crew and Brooks Brothers
--------------------------------------------------------------------------------------------------------------------

         Most malls require only one moderate to high-end maternity store; however, major regional malls with several department stores may be able to accommodate two. The Company has the potential to fill both positions at a given mall with Mimi Maternity and A Pea in the Pod as the Company's prestige offerings and Motherhood as the value-oriented, mostly casual basics. As of September 30, 2000, the Company had two or more maternity stores in 31 major regional malls.

STORE OPERATIONS

         The Company employs skilled, motivated sales associates who are trained to provide the detailed assistance and the reassurance needed by the customer. The Company's centralized operations allow the store associates to focus on selling and the physical maintenance of the merchandise and store appearance. Visual merchants coordinate with the merchandising department to develop space allocation plans, design store display windows, and to define and enhance the product presentation.

MERCHANDISING, DESIGN AND STORE INVENTORY PLANNING

         MERCHANDISING. Guided by Real Time Retailing(R), the Company's merchandising department combines input from Company designers, current trends seen generally in women's clothing, outside vendor resources and store management input, with TrendTrack(TM) computer analysis of customer preferences to provide a constant flow of merchandise to the Company's stores. The Company strives to maintain an appropriate balance between new merchandise and proven successful styles and utilizes TrendTrack's(TM) open-to-buy system to plan its domestic and international production to control inventory quantity and mix. These fashions are generally marketed under the Company's A Pea in the Pod(R), Mimi Maternity(R), Mimi Essentials for Maternity(TM), Steena(R), and Motherhood(R) labels.

         DESIGN. The Design department creates and produces samples and patterns for the Company's manufactured products under the guidance of the Merchandising department. The design of a product begins with a review of European and New York trends and current retail trends through fashion reporting service slides and fabric samples. The designers review the Company's best selling items from prior seasons and integrate current fashion ideas from the non-maternity retail market.

         STORE INVENTORY PLANNING. The Company establishes target inventories for each store using its inventory planning system to enhance store merchandise coordination and stock balance, maintain adequate depth of merchandise by style, and manage close-out merchandise and end-of-season consolidation of merchandise. Integral to the Company's inventory management program are its proprietary methods guided by Real Time Retailing(R) and managed by its TrendTrack(TM) information system.

PRODUCTION AND DISTRIBUTION

         The Company designs and manages production for a substantial portion of its merchandise. The Company subcontracts its sewing to factories throughout the world, including factories located in the Philadelphia metropolitan and surrounding area, and works with more than 40 subcontractors. No individual subcontractor represents a material portion of the Company's sewing. Merchandise produced abroad utilizes Company designs. The Company continues to seek additional subcontractors throughout the world for its sourcing needs including independent foreign subcontractors, principally in Mexico, India and the Far East, and for its "807 operations" in the Dominican Republic, Costa Rica, Guatemala and Honduras. A growing percentage of the Company's merchandise is purchased from the vendor as a final assembled product. These products typically utilize Company designs as well. Fabric, trim and other supplies are obtained from a variety of sources.

         The Company believes that as it continues to increase its number of store locations, there will continue to be adequate sources of fabrics and other supplies to produce a sufficient supply of quality goods in a timely manner and on satisfactory economic terms.

         The Company's production and quality assurance team monitors production at each subcontractor's facility in the United States and abroad to ensure quality control, compliance with its design specifications and timely delivery of finished goods. Finished garments from subcontractors and other manufacturers are received at the Company's central warehouse in Philadelphia, Pennsylvania, inspected, and stored for picking. Shipments to stores are primarily made by common carrier, typically UPS, Airborne, Federal Express or a similar service providing one-or two-day delivery throughout the United States.

         Merchandise imported into the United States is subject to duty. Duties on Mexican imports are controlled in accordance with the North American Free Trade Agreement. The Company cannot predict whether any of the other foreign countries in which its products are manufactured, currently or at any future date, will be subject to new or increased import restrictions by the United States government, including the likelihood, type or effect of any trade restrictions. Such trade restrictions, including increased tariffs or decreased quotas, imposed on items sold by the Company could affect the importation of such merchandise generally and, in that event, could increase the cost or reduce the supply of merchandise available to the Company and adversely affect the Company's business, financial condition, results of operations and liquidity. The Company's merchandise flow may also be adversely affected by political or economic instability in any of the countries in which its goods are manufactured, if it affects the production or export of merchandise from such countries; significant fluctuation in the value of the U.S. dollar against foreign currencies; and restrictions on the transfer of funds.

MANAGEMENT INFORMATION AND CONTROL SYSTEMS

         All of the Company's stores have point-of-sale terminals that provide information used in the Company's customized TrendTrack(TM) item and classification tracking system. This system provides daily financial and merchandising information that is integral to the Company's Real Time Retailing(R) strategy. The TrendTrack(TM) system has numerous features designed to integrate the Company's retail operations with its design, manufacturing and financial functions. These features include custom merchandise profiles for each store, daily inventory replenishment, item-tracking providing daily updated selling information for every style, classification open-to-buy and inventory control, as well as the daily collection of credit card sales data.

         The Company employs a comprehensive materials requirements planning system to manage its production inventories, documentation, work orders and scheduling. This system provides a perpetual inventory of raw materials, actual job costing, scheduling and bill of materials capabilities.

ADVERTISING, MARKETING AND STRATEGIC ALLIANCES

         The Company's advertising and promotion efforts leverage in-store marketing utilizing store windows, prenatal consumer-targeted advertising for the Motherhood, Mimi Maternity, A Pea in the Pod, Mimi Essentials, Motherhood Nursing and MaternityMall.com brands. Key prenatal magazines in which the Company advertises include SHAPE FIT PREGNANCY, PREGNANCY and AMERICAN BABY magazines. A Pea in the Pod and Mimi Maternity are also advertised in fashion magazines such as VOGUE and IN STYLE. In addition, the Company produces and distributes maternity brochures quarterly to obstetric and gynecological offices as well as upon direct requests to customers, doctors' offices and hospitals. Nursing products are offered through a mail order catalog as well as marketed in Motherhood ads. Strategic alliance partners offer additional brand visibility through well-negotiated barter and business agreements to increase mutual brand visibility. During fiscal 2001, the Company plans to continue to increase its investment in advertising and marketing; however, there can be no assurances that these increased investments will result in increased sales or profitability.

         The customer mailing list, which by its nature is constantly changing, is regularly updated through the Company's point-of-sale collection system. The database is an important asset in striking strategic relationships and providing access to the major brands and partners desiring to target our pregnant customer.

         The Company also advertises on the Internet through its websites. The MaternityMall.com website was launched on the Internet in January 1999 with five tenants. In less than a year, it has expanded to over 30 tenants. The Company intends to continue to grow its MaternityMall.com website by further increasing its e-commerce tenants and by expanding the services offered and information provided. Cross-selling of brands occurs through the website where customers can search to find the ideal maternity brand in addition to store locations. In fiscal 2001, Mothers Work intends to close its infant apparel and product e-commerce site, Babystuff.com, in conjunction with the recently expanded business alliance with Babies "R" Us.

COMPETITION

         The Company's business is highly competitive. Depth of selection in sizes, colors and styles of merchandise, product procurement and pricing, ability to anticipate fashion trends and customer preferences, inventory control, reputation, quality of merchandise, store design and location, advertising and customer service are all important factors in competing successfully in the retail industry. The Company faces competition in its maternity and nursing apparel lines from various full-price maternity clothing chains, a number of off-price specialty retailers, Internet businesses and catalog retailers as well as from local, regional and national department stores and women's and, to some extent, men's clothing stores. The Company faces competition in the moderate maternity market from retailers such as Target, Kohl's, J.C. Penney, K Mart, Wal-Mart, Mervyn's, Sears, Gap and others. Many of these competitors are larger and have significantly greater financial resources than the Company.

EMPLOYEES

         At September 30, 2000, the Company had approximately 2,253 full-time and 1,375 part-time employees nationwide. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its employee relations to be good.

EXECUTIVE OFFICERS OF THE COMPANY

         The executive officers of the Company are as follows:

         NAME                                AGE     POSITION
         Dan W. Matthias.....................57      Chairman of the Board and Chief Executive Officer
         Rebecca C. Matthias.................47      President, Chief Operating Officer and Director
         Michael F. Devine, III..............42      Chief Financial Officer and Vice President - Finance
         Donald W. Ochs......................59      Senior Vice President - Operations
         Vana Longwell.......................54      Senior Vice President - Merchandising
         Frank C. Mullay.....................49      Senior Vice President - Stores

         DAN W. MATTHIAS joined the Company on a full-time basis in 1982 and has served as Chairman of the Board since its inception. From 1983 to 1993, he served as the Company's Executive Vice President, and since January 1993, Mr. Matthias has been the Company's Chief Executive Officer. Prior to Mothers Work, Mr. Matthias had been involved in the computer and electronics industry, serving as a director of Zilog, Inc. and as the President of a division of a subsidiary of Exxon Corporation.

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

         MICHAEL F. DEVINE, III joined the Company in February 2000 as Chief Financial Officer and Vice President-Finance. From 1997 to 2000, Mr. Devine was Chief Financial Officer of Strategic Distribution, Inc., a NASDAQ-listed industrial store operator. Previously, Mr. Devine was Chief Financial Officer at Industrial System Assoc., Inc. from 1995 to 1997 and for the prior six years was the Director of Finance and Distribution for McMaster-Carr Supply Co.

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

         VANA LONGWELL joined the Company in 1994 as Vice President - Merchandising and since April 1999 has served as Senior Vice President - Merchandising. Prior to 1994, she served as President of Wainscott Sportswear from 1989 to 1993 and from 1980 to 1989, she was the Executive Vice President and general manager of Apparel Affiliates.

         FRANK C. MULLAY joined the Company in September 1999 as Senior Vice President - Stores. Mr. Mullay was previously employed by Limited, Inc. from 1983 to 1999, most recently at the Limited Too division as Interim Director of Stores and East Coast Senior Regional Manager.

         The Company's executive officers are elected annually by the Board of Directors and serve at the discretion of the Board. Other than the husband and wife relationship between Dan and Rebecca Matthias, there are no family relationships among any of the other executive officers of the Company.

TRADEMARKS

         The Company owns such rights to the trademarks and service marks as it believes are necessary to conduct its business as currently operated. The Company, through its wholly-owned subsidiary, Cave Springs, Inc., is the owner of trademarks including Mothers Work(R), A Pea in The Pod(R), Mimi Maternity(R), Mimi Essentials for Maternity(TM), Motherhood(R), Motherhood Maternity Outlet(R), Steena(R), MaternityMall.com(TM), and Maternite(R). Additionally, the Company owns the service marks Real Time Retailing(R), What's Showing is Your Style(R), Motherhood is Everything Good...(TM), and Maternity Redefined(R). The Company is not aware of any pending claims of infringement or other challenges to the Company's rights to use its marks in the United States as currently used by the Company.

ITEM 2.  PROPERTIES

         The Company's principal executive offices, manufacturing and distribution facilities are located at 456 North Fifth Street, Philadelphia, Pennsylvania 19123. This facility consists of approximately 318,000 square feet of which approximately 44,000 square feet is dedicated to office space and the remaining square footage to manufacturing, warehousing and distribution.

         During October 1999, the Company entered into a multi-year lease for fabric warehouse space located at 10430 Drummond Road, Philadelphia, Pennsylvania 19152. Of the 50,000 square feet leased, 5,000 square feet is dedicated to office space and the remaining square footage to the warehouse.

         The Company leases virtually all of its store premises. All of the Company's retail stores are leased pursuant to terms averaging from seven to ten years. Certain leases allow the Company to terminate its obligations in the event the specified store does not achieve a specified sales volume. Certain clauses provide for contingent payments based on sales volume and others contain clauses for escalations of the base rent as well as increases in operating costs, marketing costs and real estate taxes. The following number of store leases, excluding leased departments, are set to expire by fiscal year (most of the real estate leases will be renewed):

               Fiscal Year
            LEASE EXPIRATIONS                    NUMBER OF STORES
            -----------------                    ----------------

               2001                                    36
               2002                                    67
               2003                                    58
               2004                                    99
               2005 and later                         332

         Generally, start-up and operating costs for a leased department are substantially less than a stand-alone store. The departments are leased from stores such as Macy's, Rich's, Babies "R" Us and Lazarus. The Company terminated its lease departments in Famous Barr and Macy's West stores during fiscal 1999. The inventory of the leased departments is merchandised and owned by the Company and includes fashions from Motherhood, Mimi Maternity, and A Pea in The Pod. In addition, select department stores carry the Mimi Essentials line. The leased departments also carry a line of maternity clothing designed exclusively for them under the Steena(R) label. The leased departments utilize point-of-sale registers to capture sales data and to communicate product information.

ITEM 3.  LEGAL PROCEEDINGS

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

                                    PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock is traded on the Nasdaq National Market under the symbol "MWRK."

         The following table sets forth, for the fiscal quarters indicated, the high and low closing bid prices per share for the Company's common stock, as reported on the Nasdaq National Market:


   Fiscal 1999                              HIGH             LOW
   -----------                              ----             ---
           First Quarter                    $  14            $   8 1/4
           Second Quarter                      15 7/8           10 3/8
           Third Quarter                       13               10 3/8
           Fourth Quarter                      14 1/8            7 5/16


   FISCAL 2000
   -----------
           FIRST QUARTER                    $  13 1/4        $   8
           SECOND QUARTER                      15 3/8            9 13/16
           THIRD QUARTER                       12 1/4           10
           FOURTH QUARTER                      10 7/8            6

         As of December 12, 2000, there were 61 holders of record and 700 estimated beneficial holders of the Company's common stock.

         The Company currently intends to retain any future earnings to fund operations and the continued development of its business and, therefore, does not anticipate paying cash dividends on its common stock in the immediate future. In addition, no dividends may be paid on the Company's common stock until all cumulative and current dividends on the Company's preferred stock have been declared and paid in full. Any payment of future dividends will be at the discretion of the Company's Board of Directors and will be based upon certain restrictive financial covenants, earnings, capital requirements and the operating and financial condition of the Company, among other factors, at the time any such dividends are considered. See Note 7 of "Notes to Consolidated Financial Statements" for further discussion of preferred stock dividends.

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected consolidated financial data as of September 30, 2000, 1999, 1998, 1997 and 1996 and for the fiscal years then ended have been derived from the financial statements of the Company which have been audited by Arthur Andersen LLP, independent public accountants. The information set forth below should be read in conjunction with the financial statements and notes thereto as well as "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                              YEAR ENDED SEPTEMBER 30
                                                       ----------------------------------------------------------------
                                                          2000          1999         1998          1997         1996
                                                       ----------     ---------    ---------     ---------    ---------
                                                              (in thousands, except per share and operating data)
INCOME STATEMENT DATA:
  Net sales.........................................   $  366,283     $ 299,735    $ 298,991     $ 246,934    $ 199,180
  Cost of goods sold................................      183,300       150,402      158,047       113,886       88,417
                                                       ----------     ---------    ---------     ---------    ---------
     Gross profit...................................      182,983       149,333      140,944       133,048      110,763
  Selling, general and administrative expenses......      157,809       127,390      139,322       124,495       95,395
  Restructuring and non-recurring charges...........           --            --       10,635         5,617           --
                                                       ----------     ---------    ---------     ---------    ---------
     Operating income (loss)........................       25,174        21,943       (9,013)        2,936       15,368
  Interest expense, net.............................       15,877        15,132       15,181        13,252       12,636
                                                       ----------     ---------    ---------     ---------    ---------
     Income (loss) before income taxes..............        9,297         6,811      (24,194)      (10,316)       2,732
  Income tax provision (benefit)....................        4,249         3,424       (7,477)       (2,677)       1,828
                                                       ----------     ---------    ---------     ---------    ---------
  Net income (loss).................................        5,048         3,387      (16,717)       (7,639)         904
  Preferred dividends...............................        1,389         1,251        1,168         1,088          978
                                                       ----------     ---------    ---------     ---------    ---------
  Net income (loss) available to common stockholders   $    3,659     $   2,136    $ (17,885)    $  (8,727)   $     (74)
                                                       ==========     =========    =========     =========    =========
  Income (loss) per share-basic (1):
     Income (loss) per share .......................   $     1.06     $    0.60    $   (5.00)    $   (2.45)   $   (0.02)
     Weighted average common shares outstanding.....        3,443         3,538        3,577         3,563        3,269
  Income (loss) per share-assuming dilution (1):
     Income (loss) per share .......................   $     1.01     $    0.57    $   (5.00)    $   (2.45)   $   (0.02)
     Weighted average common shares outstanding ....        3,641         3,754        3,577         3,563        3,269

OPERATING DATA:
  Same-store sales increase (2).....................          8.3%         12.9%        13.4%          4.3%         8.0%
  Average net sales per gross square foot (3).......   $      390     $     382    $     354     $     338    $     333
  Average net sales per store (3)...................   $  545,000     $ 521,000    $ 464,000     $ 508,000    $ 452,000
  At end of period:
  Number of stores (4)..............................          703           625          583           587          468
  Gross square footage..............................    1,012,000       852,000      738,000       820,000      720,000

                                                                                  SEPTEMBER 30
                                                       ----------------------------------------------------------------
                                                          2000           1999         1998          1997         1996
                                                       ----------     ---------    ----------    ----------   ---------
                                                                                 (in thousands)
BALANCE SHEET DATA:
  Working capital...................................   $   29,684     $  24,021    $   23,614    $   32,083   $  37,435
  Total assets......................................      179,586       177,608       172,469       171,718     164,613
  Total debt........................................      127,179       128,661       119,982       108,112     103,998
  Stockholders' equity..............................       12,750         9,068         8,750        26,380      35,107

-----

(1) See Note 1 of "Notes to Consolidated Financial Statements."
(2) Based on stores opened at least 24 months in their current store format.
(3) Based on locations in operation during the entire fiscal year.
(4) September 30, 1998 excludes 30 Episode stores which, while owned by the Company, were operated by a liquidator.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The following tables set forth the percentages that the items in the Company's Consolidated Statements of Operations bear to net sales:

                                                  2000       1999       1998
                                                 ------     ------     ------
Net sales .................................       100.0%     100.0%     100.0%
Cost of goods sold ........................        50.0       50.2       52.9
                                                  -----      -----      -----
    Gross profit ..........................        50.0       49.8       47.1
Selling, general and
    Administrative expenses ...............        43.1       42.5       46.6
Restructuring charges .....................          --         --        3.5
                                                  -----      -----      -----
    Operating income (loss) ...............         6.9        7.3       (3.0)
Interest expense, net .....................         4.3        5.0        5.1
                                                  -----      -----      -----
Income (loss) before income taxes (benefit)         2.6        2.3       (8.1)
Income tax provision (benefit) ............         1.2        1.2       (2.5)
                                                  -----      -----      -----
Net income (loss) .........................         1.4%       1.1%      (5.6)%
                                                  =====      =====      =====

         The following table sets forth certain information representing growth in the number of stores and leased maternity departments for the periods indicated:

                                                     YEAR ENDED SEPTEMBER 30
                                                 ------------------------------
                                                   2000       1999       1998
                                                 --------   --------   --------
STORES:
Beginning of period .......................         625        613        587
    Opened ................................          82         94         80
    Closed ................................          (4)       (82)       (54)
                                                   ----       ----       ----
End of period .............................         703        625        613
                                                   ====       ====       ====

         The table above includes 30 Episode stores in the number at the end period for fiscal 1998 and the beginning of period fiscal 1999. The Company completed the closure of its remaining Episode stores during the second quarter of fiscal 1999.

         Included in the accompanying Consolidated Statements of Operations for fiscal 1998 were the following amounts related to the Episode stores (in thousands):

Revenues...................................             $45,684
Cost of goods sold*........................              39,275
Gross margin ..............................               6,409
Contribution margin (loss)*................             (22,451)
Restructuring charges .....................              10,635

* Cost of goods sold for 1998 included $10,290,000 of write-downs of inventory related to the Episode closing. Contribution margin is comprised of gross margin less cost of store operations, royalties and certain related expenses.

YEAR ENDED SEPTEMBER 30, 2000 AND 1999

         NET SALES. The Company's 22.2% sales growth in fiscal 2000 compared to fiscal 1999 was attributable to the Company's continued store expansion program and the 8.3% increase in comparable store sales. For fiscal 2000, comparable store sales increased by $23.3 million based on 532 locations versus a comparable store sales increase of $29.6 million, or 12.9%, during fiscal 1999 based on 473 locations. The Company opened 78 new stores (net of closures) during fiscal 2000. As of September 30, 2000, the Company operated a total of 703 maternity stores and leased departments: 405 operating under the moderately-priced Motherhood store concept, 112 under the high-end A Pea in the Pod/Mimi Maternity concept, 75 under the Motherhood Maternity Outlet concept, and 111 leased maternity departments. In comparison, at September 30, 1999, the Company had 625 store locations: 351 Motherhood stores, 112 Pea/Mimi Maternity stores, 65 Motherhood Maternity Outlets and 97 leased maternity departments. Fiscal 1999 also included 30 Episode stores that were sold or closed by the end of the second quarter of fiscal 1999.

         GROSS PROFIT. Gross profit increased by $33.6 million, or 22.5%, to $183.0 million in fiscal 2000 primarily reflective of the higher sales volume. As a percentage of net sales, margins improved to 50.0% in fiscal 2000 compared to 49.8% in fiscal 1999. Improvements made to reduce vendor costs, tighter controls over managing inventory levels and lower shipping costs served to strengthen margins in fiscal 2000.

         SELLING, GENERAL & ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $30.4 million or 23.9% in fiscal 2000 compared to fiscal 1999 and, as a percentage of net sales, increased from 42.5% to 43.1%. The increase was primarily due to higher store wages and related benefit costs in addition to increased store rents, which were in-line with the new store expansions.

         OPERATING INCOME. Operating income for fiscal 2000 improved to $25.2 million (6.9% of net sales) compared to $21.9 million (7.3% of net sales) in fiscal 1999. The increase of $3.3 million is primarily reflective of higher sales volume.

         INTEREST EXPENSE, NET. Net interest expense increased by $0.7 million in fiscal 2000 from to fiscal 1999, reflecting higher average borrowings under the Company's working capital facility at a higher effective interest rate. Average borrowings and the corresponding effective interest rates were $33.7 million at 8.6% and $27.0 million at 7.7% in fiscal 2000 and 1999, respectively.

         INCOME TAXES. The Company's effective tax rate decreased to 45.7% in fiscal 2000 from 50.3% in fiscal 1999. The reduction in the effective tax rate in fiscal 2000 was primarily due to the relationship of non-deductible goodwill amortization to the higher pre-tax income. See Note 10 of "Notes to Consolidated Financial Statements" for the reconciliation of the statutory federal income tax rate to the Company's effective tax rate.

YEAR ENDED SEPTEMBER 30, 1999 AND 1998

         NET SALES. Net sales in fiscal 1999 increased by $0.1 million, or 0.2%, compared to fiscal year 1998. Net sales from the Company's core maternity business increased $46.4 million, or 18.3%, from $253.3 million in fiscal 1998 to $299.7 million in fiscal 1999. This increase was primarily due to a $29.6 million or 12.9% net increase in comparable sales in its core maternity business. The remainder of the increase in sales was due to store openings in fiscal 1999. At September 30, 1999, the Company operated 625 maternity stores and leased departments: 351 operating under the Motherhood store concept, 112 under the Pea/Mimi Maternity concept, 65 under the Motherhood Maternity Outlet concept and 97 leased maternity departments. At September 30, 1998, the Company operated 583 maternity stores and leased departments: 285 operating under the Motherhood store concept, 115 under the Pea/Mimi Maternity concept, 60 under the Motherhood Maternity Outlet concept, and 123 leased maternity departments. Additionally, the Company had 30 Episode stores being operated on its behalf by a liquidator. The Company agreed to sell its leasehold rights and interests in most of the remaining Episode stores to The Wet Seal, Inc. All remaining stores were sold or closed by the end of the second quarter of fiscal 1999.

         GROSS PROFIT. Gross profit as a percentage of net sales increased to 49.8% in fiscal 1999 compared to 47.1% in fiscal 1998. This improvement was primarily due to the lack of non-recurring charges in fiscal 1999 compared to fiscal 1998.

         SELLING, GENERAL & ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased by $11.9 million, or 8.6% in fiscal 1999 compared to fiscal 1998 and, as a percentage of net sales, decreased from 46.6% to 42.5%. The decrease was primarily due to elimination of Episode related selling, general and administrative costs which more than offset increases in maternity business related store wages, rents and operating expenses. The decrease in selling, general and administrative expenses as a percentage of sales was a function of large increases in comparable store sales combined with an effort to better control costs.

         CLOSING AND RESTRUCTURING COSTS. In May 1998, the Company reported that the Board of Directors had instructed management to restructure the Episode non-maternity bridge women's apparel business to eliminate losses from that business. The initial step of the restructuring resulted in closure or conversion of 21 stores, principally Episode outlets. Additionally, the Company retained an advisor to assist in establishing the extent of restructuring necessary. Subsequently, in September 1998, the Company's management announced that the remaining Episode stores would be sold or closed. Costs associated with the closing of Episode included payoffs of royalties, severance, store closings, legal fees, inventory, and other costs incident to the closing. The aggregate charge for closing the Episode stores, all of which was recorded in fiscal 1998, was $20.9 million of which $10.3 million was included in cost of goods sold.

         OPERATING INCOME. Operating income for fiscal 1999 was $22.0 million, or 7.3%, of net sales, compared to an operating loss in fiscal 1998 of $9.0 million. Fiscal 1998 operations were negatively impacted due to losses from Episode and the non-recurring charges of $20.9 million. Exclusive of the non-recurring charges, operating income in fiscal 1998 would have been $11.9 million, or 4.0% of net sales. The dollar increase of $10.1 million, excluding non-recurring charges, was the result of the increased sales volume and elimination of selling, general, and administrative costs relating to Episode. Operating income was positive in the core maternity business for fiscal 1999 and 1998.

         INTEREST EXPENSE, NET. Net interest expense increased by $0.1 million in fiscal 1999 compared to fiscal 1998. The dollar increase was due to increased short-term borrowings under the line of credit.

         INCOME TAXES. The effective income tax rate was an expense of 50.3% in fiscal 1999 compared to a benefit of 30.9% in fiscal 1998. The increased effective tax rate in fiscal 1999 was primarily due to the impact of non-deductible goodwill amortization on the current year pre-tax income compared to the prior year net loss. See Note 10 of "Notes to Consolidated Financial Statements" for the reconciliation of the statutory federal income tax rate to the Company's effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

         In fiscal 2000, the Company's primary sources of working capital were the $18.6 million of income from operations (an increase of $18.2 million over fiscal 1999) and borrowings under its $56.0 million working capital facility (the "Working Capital Facility"). The Working Capital Facility was amended and restated in April 2000 to increase borrowings to the current level from $44.0 million, to raise the annual capital expenditure limitation and to extend the maturity until September 15, 2004. The interest rate is based on the lender's prime plus 25 basis points. At any time, the Company at its option may elect an alternative rate for all or part of the direct borrowings outstanding at a rate of LIBOR plus 225 basis points. The blended rate for all borrowings under the facility at September 30, 2000 was approximately 9.0%. Amounts available for direct borrowings, net of letters of credit outstanding, are limited to the lesser of (a) the unused portion of the Working Capital Facility or (b) the Aggregate Adjusted Availability ("AAA"), as defined in the agreement as a percentage of eligible inventory and receivables. The Working Capital Facility is secured by a security interest in the Company's inventory, equipment, fixtures and cash. In addition to the direct borrowings, a $4.0 million standby letter of credit has been utilized in fiscal years 2000 and 1999 to collateralize the Company's Industrial Revenue Bond. There are no financial covenant requirements in the agreement unless the AAA falls below $10.0 million. In the event that the AAA were to fall below $10.0 million, the Company would have to achieve Minimum Cash Flow, as defined in the agreement, of not less than zero. During fiscal 2000 and 1999, the Company exceeded the AAA minimum. As of September 30, 2000, the outstanding borrowings under the Working Credit Facility consisted of $30.5 million in direct borrowings and $3.0 million in letters of credit with available borrowings of $19.1 million compared to $42.9 million of direct borrowings and $0.4 million in letters of credit as of September 30, 1999. Additionally, in both fiscal years, the $4.0 million standby letter of credit was outstanding.

         The Company's cash needs have been primarily for debt service, furniture, fixtures and leasehold improvements relative to the increase in the number of retail locations, increased inventories to support the additional locations and building improvements and equipment at its existing stores and corporate headquarters. During fiscal 2000, the Company spent $13.6 million in capital expenditures, including $12.1 million in furniture, fixtures, and leasehold improvements for new store facilities, primarily Motherhood stores, and improvements to existing stores and another $1.5 million for corporate additions and other assets. This compares to $10.1 million in capital expenditures for fiscal 1999, of which $7.8 million was for new and existing store facilities and $2.3 million was for corporate additions and other assets.

         During the first and second quarters of fiscal 1999, the Company repurchased and retired $2.0 million worth of its common stock as authorized by the Company's Board of Directors. In comparison, repurchases of stock during the first quarter of fiscal 2000 were limited to $0.2 million due to restrictions imposed by the terms of the Company's $92.0 million of 12 5/8% Senior Unsecured Exchange Notes (the "Notes").

         Management of the Company believes that its current cash and working capital positions, expected operating cash flows as well as available borrowing capacity under the Working Capital Facility will be sufficient to fund the Company's working capital and debt repayment requirements for fiscal 2001.

SEASONALITY

         The Company's business, like that of most retailers, is subject to seasonal influences. A significant portion of the Company's net sales and profits are realized during the Company's first and third fiscal quarters, which include the holiday selling season and Spring sales, respectively. Results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. Quarterly results may fluctuate materially depending upon, among other things, the timing of new store openings, net sales and profitability contributed by new stores, increases or decreases in comparable store sales, adverse weather conditions, shifts in the timing of certain holidays and promotions, and changes in the Company's merchandise mix.

INFLATION

         The Company does not believe the relatively moderate levels of inflation, which have been experienced in the United States in recent years, have had a significant effect on its net sales or profitability. However, there can be no assurance that the Company's business will not be affected by inflation in the future.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION
REFORM ACT OF 1995

         The Company cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in
Item 1, Business and Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Report or made from time to time by management of the Company involve risks and uncertainties, and are subject to change based on various important factors. The following factors, among others, in some cases have affected and in the future could affect the Company's financial performance and actual results and could cause actual results for fiscal 2001 and beyond to differ materially from those expressed or implied in any such forward-looking statements: changes in consumer spending patterns, raw material price increases, consumer preferences and overall economic conditions, the impact of competition and pricing, changes in weather patterns, availability of suitable store locations at appropriate terms and consequent changes in store opening plans, continued availability of capital and financing, ability to develop merchandise and ability to hire and train associates, changes in fertility and birth rates, political stability, currency and exchange risks and changes in existing or potential duties, tariffs or quotas, postal rate increases and charges, paper and printing costs, and other factors affecting the Company's business beyond the Company's control.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The analysis below presents the sensitivity of the market value of the Company's financial instruments to selected changes in market rates. The range of changes chosen reflects the Company's view of changes that are reasonably possible over a one-year period. The Company's financial instruments consist principally of its debt portfolio. The market value of the debt portfolio is referred to below as the "Debt Value". The Company believes that market risk exposure on other financial instruments is immaterial.

         At September 30, 2000, the principal components of the Company's debt portfolio are the Notes and the Working Capital Facility, both of which are denominated in US dollars. The Notes bear interest at a fixed rate of 12 5/8% and the Working Capital Facility bears interest at a variable rate, which at September 30, 2000 was approximately 9.0%. While a change in interest rates would not affect the interest incurred or cash flows related to the fixed portion of the debt portfolio, the Debt Value would be affected. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position.

         The sensitivity analysis as it relates to the fixed portion of the Company's debt portfolio assumes an instantaneous 100 basis point move in interest rates from their levels at September 30, 2000 with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the Debt Value by $0.9 million at September 30, 2000. A 100 basis point decrease in market interest rates would result in a $0.9 million increase in the Debt Value at September 30, 2000.

         Based on the variable rate debt included in the Company's debt portfolio at September 30, 2000, a 100 basis point increase in interest rates would result in an additional $0.3 million of interest incurred per year. A 100 basis point decrease would lower interest incurred by $0.3 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Company's consolidated financial statements appear at pages F-1 through F-20, as set forth in Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information concerning directors, appearing under the caption "Election of Directors" in the Company's Proxy Statement (the "Proxy Statement") to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders scheduled to be held on January 18, 2001, and information concerning executive officers, appearing under the caption "Item 1. Business - Executive Officers of the Company" in Part I of this Form 10-K, are incorporated herein by reference in response to this Item 10.

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

                                    PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)       (1)  Financial Statements

               The financial statements listed in the accompanying Index to Consolidated Financial Statements are filed as part of this Form 10-K, commencing on page F-1.

          (2)  Schedules

               None.

          (3)  Exhibits

      Exhibit No.                             Description
---------------------   --------------------------------------------------------

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

         *3.2 By-Laws of the Company (Exhibit 3.5 to the Company's Annual Report on Form 10-K for the year ended September 30, 1993 (the "1993 Form 10-K")).

         *4.1 Certificate of Designation for the Series A Cumulative Convertible Preferred Stock of the Company (Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1995 (the "June 1995 10-Q")).

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

        *10.14 Open-ended Mortgage dated April 4, 1996 between PIDC Financing Corporation and the Pennsylvania Industrial Development Authority ("PIDA") (Exhibit 10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30,
                        1996).

        *10.15 Loan Agreement dated April 4, 1996 by and between PIDC Financing Corporation and PIDA (Exhibit
                        10.32 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996).

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

        *10.18 Amendment to Loan and Security Agreement dated as of April 11, 2000 by and among, Mothers Work Inc., Cave Springs, Inc. and Fleet Capital Corporation (Exhibit
                        10.1 to the Company's Quarterly Report on Form 10-Q for the Quarter ended March 31, 2000).

         21             Subsidiary of the Company.

         23             Consent of Arthur Andersen LLP.

         27             Financial Data Schedule for the fiscal year ended
                        September 30, 2000.

-------------

         *Incorporated by reference.

(b)      Reports filed on Form 8-K during the last quarter of fiscal 2000:

         None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Philadelphia, Commonwealth of Pennsylvania, on the 13th day of December, 2000.

                        By:   /s/ DAN W. MATTHIAS
                              --------------------------------------------------
                                                Dan W. Matthias
                              CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE OFFICER

                        By:   /s/ MICHAEL F. DEVINE, III
                              --------------------------------------------------
                                            Michael F. Devine, III
                              CHIEF FINANCIAL OFFICER, VICE PRESIDENT-FINANCE AND THE PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on December 13, 2000, in the capacities indicated:

/s/ Dan W. Matthias                           CHAIRMAN OF THE BOARD, CHIEF
--------------------------------------        EXECUTIVE OFFICER AND DIRECTOR,
    DAN W. MATTHIAS                           THE PRINCIPAL EXECUTIVE OFFICER

/s/ Rebecca C. Matthias                       PRESIDENT, CHIEF OPERATING OFFICER
--------------------------------------        AND DIRECTOR
    REBECCA C. MATTHIAS

/s/ Michael F. Devine, III                    CHIEF FINANCIAL OFFICER,
--------------------------------------        VICE PRESIDENT - FINANCE AND CHIEF
    MICHAEL F. DEVINE, III                    ACCOUNTING OFFICER, THE PRINCIPAL
                                              FINANCIAL AND ACCOUNTING OFFICER

/s/ Verna K. Gibson                           DIRECTOR
--------------------------------------
    VERNA K. GIBSON

/s/ Joseph A. Goldblum                        DIRECTOR
--------------------------------------
    JOSEPH A. GOLDBLUM

/s/ Elam M. Hitchner, III                     DIRECTOR
--------------------------------------
    ELAM M. HITCHNER, III

/s/ William A. Schwartz, Jr.                  DIRECTOR
--------------------------------------
    WILLIAM A. SCHWARTZ, JR.

/s/ Stanley C. Tuttleman                      DIRECTOR
--------------------------------------
    STANLEY C. TUTTLEMAN

                       MOTHERS WORK, INC. AND SUBSIDIARY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Report of Independent Public Accountants....................        F-2

Consolidated Balance Sheets.................................        F-3

Consolidated Statements of Operations.......................        F-4

Consolidated Statements of Stockholders' Equity.............        F-5

Consolidated Statements of Cash Flows.......................        F-6

Notes to Consolidated Financial Statements..................        F-7 to F-20

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Mothers Work, Inc.:

We have audited the accompanying consolidated balance sheets of Mothers Work, Inc. (a Delaware corporation) and subsidiary as of September 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mothers Work, Inc. and subsidiary as of September 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2000, in conformity with accounting principles generally accepted in the United States.

                                                  ARTHUR ANDERSEN LLP


Philadelphia, PA
November 3, 2000

                        MOTHERS WORK, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                                                         SEPTEMBER 30,
                                                                                    ---------------------
                                                                                       2000        1999
                                                                                    ---------   ---------
                                  ASSETS
Current Assets
     Cash and cash equivalents..................................................    $   3,076   $   1,140
     Trade receivables..........................................................        4,280       3,016
     Inventories................................................................       75,747      74,955
     Deferred income taxes......................................................        3,851       6,121
     Prepaid expenses and other current assets..................................        2,593       2,227
                                                                                    ---------   ---------
              TOTAL CURRENT ASSETS..............................................       89,547      87,459

Property, Plant and Equipment, net..............................................       44,260      39,611
Other Assets
     Goodwill, net of accumulated amortization of $12,300 and $10,084...........       32,093      34,309
     Deferred financing costs, net of accumulated amortization of $2,289
         and $1,808.............................................................        2,139       2,620
     Other intangible assets, net of accumulated amortization of $2,144
         and $1,865.............................................................        1,045       1,115
     Deferred income taxes......................................................        9,821      11,687
     Other non-current assets...................................................          681         807
                                                                                    ---------   ---------
              Total other assets................................................       45,779      50,538
                                                                                    ---------   ---------
                                                                                    $ 179,586   $ 177,608
                                                                                    =========   =========

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Line of credit.............................................................    $  30,548   $  32,003
     Current portion of long-term debt..........................................          543         496
     Accounts payable...........................................................       15,445      17,461
     Accrued expenses and other current liabilities.............................       13,327      13,478
                                                                                    ---------   ---------
              TOTAL CURRENT LIABILITIES.........................................       59,863      63,438

Long-Term Debt..................................................................       96,088      96,162
Accrued Dividends on Preferred Stock............................................        6,037       4,648
Deferred Rent                                                                           4,848       4,292

Commitments and Contingencies (Note 11)

Stockholders' Equity
     Series A Cumulative preferred stock, $.01 par value, $280.4878 stated
         value, 2,000,000 shares authorized, 41,000 shares issued and
         outstanding (liquidation value of $11,500,000).........................       11,500      11,500
     Series B Junior participating preferred stock, $.01 par value, 10,000
         shares authorized, none outstanding....................................           --          --
     Common stock, $.01 par value, 10,000,000 shares authorized, 3,451,770
         and 3,446,353 shares issued and outstanding............................           34          34
     Additional paid-in-capital.................................................       26,203      26,180
     Accumulated deficit........................................................      (24,987)    (28,646)
                                                                                    ---------   ---------
              Total stockholders' equity........................................       12,750       9,068
                                                                                    ---------   ---------
                                                                                    $ 179,586   $ 177,608
                                                                                    =========   =========

        The accompanying notes are an integral part of these statements.

                        MOTHERS WORK, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                                     YEAR ENDED SEPTEMBER 30
                                                               ---------------------------------
                                                                  2000        1999        1998
                                                               ---------   ---------   ---------

Net sales................................................      $ 366,283   $ 299,735   $ 298,991
Cost of goods sold.......................................        183,300     150,402     158,047
                                                               ---------   ---------   ---------
     Gross profit........................................        182,983     149,333     140,944

Selling, general and administrative expenses.............        157,809     127,390     139,322
Restructuring charges....................................             --          --      10,635
                                                               ---------   ---------   ---------
     Operating income (loss).............................         25,174      21,943      (9,013)
Interest expense, net....................................         15,877      15,132      15,181
                                                               ---------   ---------   ---------
     Income (loss) before income taxes...................          9,297       6,811     (24,194)

Income tax provision (benefit)...........................          4,249       3,424      (7,477)
                                                               ---------   ---------   ---------
Net income (loss)........................................          5,048       3,387     (16,717)
Dividends on preferred stock.............................          1,389       1,251       1,168
                                                               ---------   ---------   ---------

Net income (loss) available to common stockholders.......      $   3,659   $   2,136   $ (17,885)
                                                               =========   =========   =========

Income (loss) per share - Basic..........................      $    1.06   $    0.60   $   (5.00)
                                                               =========   =========   =========
Average shares outstanding - Basic.......................          3,443       3,538       3,577
                                                               =========   =========   =========

Income (loss) per share - Diluted........................      $    1.01   $    0.57   $   (5.00)
                                                               =========   =========   =========
Average shares outstanding - Diluted.....................          3,641       3,754       3,577
                                                               =========   =========   =========

        The accompanying notes are an integral part of these statements.

                        MOTHERS WORK, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)

                                                                 COMMON STOCK
                                                 SERIES A     -------------------    ADDITIONAL
                                                PREFERRED       NUMBER                PAID-IN    ACCUMULATED
                                                  STOCK       OF SHARES    AMOUNT     CAPITAL      DEFICIT       TOTAL
                                                ---------     ---------   -------    ----------  -----------   --------
Balance September 30, 1997................      $  11,500       3,565      $   36    $  27,741   $ (12,897)    $ 26,380

     Exercise of stock options............             --           6          --           28          --           28
     Stock issued to senior noteholders...             --          27          --          227          --          227
     Preferred stock dividends............             --          --          --           --      (1,168)      (1,168)
     Net loss ............................             --          --          --           --     (16,717)     (16,717)
                                                ---------     -------      ------    ---------   ---------     ---------

Balance September 30, 1998................         11,500       3,598          36       27,996     (30,782)       8,750

     Exercise of stock options............             --          35          --          209          --          209
     Purchase and retirement of
         common stock.....................             --        (187)         (2)      (2,025)         --       (2,027)
     Preferred stock dividends............             --          --          --           --      (1,251)      (1,251)
     Net income...........................             --          --          --           --       3,387        3,387
                                                ---------     -------      ------    ---------   ---------     --------

Balance September 30, 1999................         11,500       3,446          34       26,180     (28,646)       9,068

     EXERCISE OF STOCK OPTIONS............             --          24          --          202          --          202
     PURCHASE AND RETIREMENT OF
         COMMON STOCK.....................             --         (18)         --         (179)         --         (179)
     PREFERRED STOCK DIVIDENDS............             --          --          --           --      (1,389)      (1,389)
     NET INCOME...........................             --          --          --           --       5,048        5,048
                                                ---------     -------      ------    ---------   ---------     --------

BALANCE SEPTEMBER 30, 2000................      $  11,500       3,452      $   34    $  26,203   $ (24,987)    $ 12,750
                                                =========     =======      ======    =========   ==========    ========

        The accompanying notes are an integral part of these statements.

                        MOTHERS WORK, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                      YEAR ENDED SEPTEMBER 30
                                                                                 ----------------------------------
                                                                                    2000        1999        1998
                                                                                 ---------   ---------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)........................................................     $   5,048   $   3,387   $ (16,717)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
            Depreciation and amortization...................................        11,951      10,516      11,992
            Non-cash portion of restructuring charge........................            --          --      18,167
            Stock issuance charged to interest expense......................            --          --         228
            Imputed interest on debt........................................           173         150         131
            Deferred taxes..................................................         4,136         957      (7,479)
            Amortization of deferred financing costs........................           481         498         395
            Provision for deferred rent.....................................           556         473         867
   Changes in assets and liabilities:
            Decrease (increase) in -
                Receivables.................................................        (1,263)        406        (641)
                Inventories.................................................          (793)    (13,277)     (8,155)
                Prepaid expenses and other assets...........................            28       3,814      (3,494)
            Increase (decrease) in -
                Accounts payable and accrued expenses.......................        (1,694)     (6,496)      5,169
                                                                                 ---------   ---------   ---------
   Net cash provided by operating activities................................        18,623         428         463
                                                                                 ---------   ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures.....................................................       (13,619)    (10,087)     (9,350)
   Purchase of intangible assets............................................          (209)       (219)       (242)
                                                                                 ---------   ---------   ---------
   Net cash used in investing activities....................................       (13,828)    (10,306)     (9,592)
                                                                                 ---------   ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Increase (decrease) in line of credit and cash overdrafts, net...........        (2,173)      9,591      12,008
   Repurchase of common stock...............................................          (179)     (2,026)         --
   Repayments of long-term debt.............................................          (709)       (379)       (777)
   Debt issuance costs......................................................            --          --        (173)
   Proceeds from exercise of options........................................           202         209          28
                                                                                 ---------   ---------   ---------
   Net cash (used in) provided by financing activities......................        (2,859)      7,395      11,086
                                                                                 ---------   ---------   ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........................         1,936      (2,483)      1,957
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR................................         1,140       3,623       1,666
                                                                                 ---------   ---------   ---------
CASH AND CASH EQUIVALENTS, END OF YEAR......................................     $   3,076   $   1,140   $   3,623
                                                                                 =========   =========   =========

        The accompanying notes are an integral part of these statements.

                        MOTHERS WORK, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         NATURE OF BUSINESS

         Mothers Work, Inc., incorporated in Delaware in 1980, is a specialty retailer and manufacturer of maternity clothing. The Company operates in 703 retail store locations, including 111 leased departments, throughout the United States.

         PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of Mothers Work, Inc. and its wholly-owned subsidiary, Cave Springs, Inc. (collectively "Mothers Work" or the "Company"), as of September 30, 2000. All significant intercompany transactions and accounts have been eliminated in consolidation.

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

         CASH EQUIVALENTS

         The Company considers investments with an original maturity of three months or less when purchased to be cash equivalents. At September 30, 2000, cash and cash equivalents include cash on hand and cash in the bank. Cash overdrafts of $3,682,000 and $4,400,000 are included in accounts payable at September 30, 2000 and 1999, respectively.

         INVENTORIES

         Inventories are stated at the lower of FIFO (first-in, first-out) cost or market. Inventories manufactured by the Company include the cost of materials, freight, direct labor, manufacturing and distribution overhead.

         ADVERTISING COSTS

         Advertising costs are charged to expense as incurred or the first time the advertising takes place. Catalog production costs are deferred and amortized over the period in which the related catalogs are distributed. Advertising and catalog expenses were $6,953,000, $6,479,000 and $4,653,000 in fiscal 2000, 1999 and 1998, respectively.

         PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment is stated at cost. Depreciation and amortization are computed for financial reporting purposes on a straight-line basis, using service lives ranging principally from five to ten years for furniture and equipment and forty years for the building. Leasehold improvements are amortized over the shorter of the estimated useful life or the lease term. The

                        MOTHERS WORK, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

         cost of assets sold or retired and the related accumulated depreciation or amortization are removed from the accounts with any resulting gain or loss included in net income. Maintenance and repairs are expensed as incurred except for the capitalization of major renewals and betterments that extend the life of the asset. Long-lived assets are reviewed for impairment whenever adverse events or changes in circumstances or business climate indicate that the carrying value may not be recoverable. Factors used in the valuation include, but are not limited to, management's plans for future operations, brand initiatives, recent operating results and projected cash flows. If the associated undiscounted cash flows are insufficient to support the recorded asset, an impairment is recognized to reduce the carrying value of the asset. The amount of the impairment loss is determined by comparing the discounted expected future cash flows with the carrying value.

         INTANGIBLE ASSETS

         Goodwill, leasehold interests and other intangible assets are amortized over twenty years, the lease term and five to ten years, respectively. Amortization of goodwill, leasehold interests and other intangible assets was $2,494,000, $2,451,000 and $2,581,000 in fiscal 2000, 1999 and 1998, respectively.

         DEFERRED DEBT ISSUANCE COSTS

         Deferred debt issuance costs are amortized over the term of the related debt using the effective interest method. Amortization of deferred debt issuance costs was $481,000, $498,000 and $479,000 in fiscal 2000, 1999 and 1998, respectively, and is included in interest expense in the accompanying Consolidated Statements of Operations.

         DEFERRED RENT

         Rent expense on leases is recorded on a straight-line basis over the lease period. The excess of rent expense over the actual cash paid has been recorded as deferred rent in the accompanying Consolidated Balance Sheets.

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         Cash and cash equivalents, trade receivables, accounts payable and accrued expenses are reflected at fair value in the accompanying financial statements due to the short-term nature of those instruments. The carrying amounts of long-term debt and capitalized lease obligations approximates fair value at the balance sheet dates.

         REVENUE RECOGNITION

         Revenue is recognized at the point of sale for retail store sales or when merchandise is shipped to customers for Internet and mail order and other direct response sales.

         INCOME TAXES

         The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

                        MOTHERS WORK, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

         ACCOUNTING FOR STOCK-BASED COMPENSATION

         The Company accounts for stock-based compensation under the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation."

         EARNINGS PER SHARE

         Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of outstanding common shares. Diluted earnings per share is computed based upon the weighted average number of outstanding common shares reduced by the potential dilutive effect of stock options and warrants.

         The following summarizes those effects for the diluted earnings per share calculation (in thousands):

                                                                                       2000      1999       1998
                                                                                      ------    ------     ------

         Weighted average number of shares - Basic...................................  3,443     3,538      3,577
         Incremental shares from the assumed exercise of  outstanding
             stock options and warrants..............................................    198       216         --
                                                                                       -----     -----      -----
        Weighted average number of shares - Diluted..................................  3,641     3,754      3,577
                                                                                       =====     =====      =====

         Options to purchase 587,321 and 150,340 shares were outstanding at September 30, 2000, and 1999, respectively, but were not included in the computation of diluted earnings per share as their effect would have been antidilutive. Since the Company had incurred a loss in fiscal 1998, all of the outstanding options and warrants for that year were determined to be antidilutive, and therefore excluded from the computation. Additionally, the assumed conversion of the Company's Series A Cumulative Convertible Preferred Stock was determined to be antidilutive for all the periods presented.

         STATEMENTS OF CASH FLOWS

         In fiscal 2000, 1999 and 1998, the Company paid interest of $15,127,000, $14,919,000 and $14,481,000, respectively, and made tax payments of $494,000, $28,000 and $57,000, respectively. Capital lease obligations totaling $511,000 and $508,000 were incurred with respect to new equipment leases in fiscal 2000 and 1998, respectively (none for fiscal 1999).

         RECLASSIFICATIONS

         Certain prior year balances in the financial statements have been reclassified to conform with the current year presentation.

                        MOTHERS WORK, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.       INVENTORIES

         Inventories at September 30 were as follows (in thousands):

                                                         2000       1999
                                                      ---------   ---------
        Finished goods..........................      $  60,871   $  58,879
        Work-in-progress........................          5,570       6,477
        Raw materials ..........................          9,306       9,599
                                                      ---------   ---------
                                                      $  75,747   $  74,955
                                                      =========   =========

3.       PROPERTY, PLANT AND EQUIPMENT, NET

         Property, plant and equipment at September 30 was comprised of the following (in thousands):

                                                         2000       1999
                                                      ---------   ---------
        Land ....................................     $   1,400   $   1,400
        Building and improvements................        10,443      10,061
        Furniture and equipment..................        24,067      21,667
        Leasehold improvements...................        51,399      40,375
                                                      ---------   ---------
                                                         87,309      73,503
        Less: accumulated depreciation and
             amortization........................       (43,049)    (33,892)
                                                      ---------   ---------
                                                      $  44,260   $  39,611
                                                      =========   =========

4.       ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

         At September 30, accrued expenses were comprised of the following (in thousands):

                                                         2000       1999
                                                      ---------   ---------
        Salaries, wages and employee benefits...      $   5,078   $   3,248
        Interest................................          2,293       2,197
        Sales taxes.............................          1,738       1,263
        Restructuring costs (see Note 13).......            250         957
        Rent....................................          1,527       2,142
        Other...................................          2,441       3,671
                                                      ---------   ---------
                                                      $  13,327   $  13,478
                                                      =========   =========

5.       LINE OF CREDIT

         The Company's primary sources of working capital consist of income from operations and borrowings under its $56.0 million working capital facility (the "Working Capital Facility"). The Working Capital Facility was amended and restated in April 2000 to increase borrowings to the current level, to raise the annual capital expenditure limitation, and to extend the maturity until September 15, 2004. The interest rate on direct borrowings outstanding is based on the prime rate of the Company's lender plus 25 basis points. At any time, the Company at its option may elect an alternative rate for all or part of the direct borrowings outstanding at LIBOR plus 225 basis points. The blended rate at September 30, 2000 was 9.0%. Amounts available for direct borrowings (net of letters of credit outstanding) are limited to the lesser of (a) the unused portion of the Working Capital Facility or (b) the Aggregate Adjusted Availability ("AAA"), as defined in the agreement as a percentage of eligible inventory and trade receivables. The Working

                        MOTHERS WORK, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

         Capital Facility is secured by a security interest in the Company's inventory, equipment, fixtures and cash. In addition to borrowings and letters of credit available under the Working Capital Facility, the Company has a $4.0 million letter of credit that collateralizes an Industrial Revenue Bond (see Note 6). The facility has no financial covenants provided that the AAA does not fall below $10.0 million. In the event that the AAA would be less than $10.0 million, the Company must achieve a Minimum Cash Flow, as defined, of not less than zero. At September 30, 2000, there were $30.5 million of direct borrowings, $3.0 million of outstanding letters of credit and the AAA was $18,491,000 ($14,431,000 at September 30, 1999). The Company was in compliance with all non-financial covenants per the agreement. In fiscal 2000, 1999 and 1998, the weighted average interest rates on the Working Capital Facility were 8.6%, 8.1% and 8.8%, respectively.

6.       LONG-TERM DEBT

         The following table summarizes the Company's long-term debt at September 30 (in thousands):

                                                                                       2000       1999
                                                                                     --------   --------
         12 5/8% Senior Unsecured Exchange Notes due 2005 (net of
              unamortized discount).............................................      $ 90,790   $ 90,617
         Industrial Revenue Bonds, interest is  variable (5.0% at
              September 30, 2000 and 1999), principal due annually through
              2020  (collateralized by a $4.0 million letter of credit).........         3,535      3,730
         MORTGAGE NOTES:
          Interest at 3%, principal due monthly until 2011 (collateralized by a $1.0 million letter of credit and a second mortgage on
              certain property and equipment at the Company's headquarters).....         1,511      1,630
         Interest at 2.0%, principal due monthly until  2011
              (collateralized by certain equipment at the Company's
              headquarters).....................................................           219        237
         Interest at 4.25%, principal monthly until 2001 (collateralized
              by certain equipment at the Company's headquarters)...............            32         94
         Capital lease obligations..............................................           544        350
                                                                                      --------   --------
                                                                                        96,631     96,658
         Less:  current maturities..............................................          (543)      (496)
                                                                                      --------   --------
                                                                                      $ 96,088   $ 96,162
                                                                                      ========   ========

                        MOTHERS WORK, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Long-term debt maturities as of September 30 are as follows (in thousands):


               2001...............................................    $    543
               2002...............................................         434
               2003...............................................         369
               2004...............................................         279
               2005...............................................         288
               2006 and thereafter................................      95,928
                                                                      --------
                                                                        97,841

               Less:  unamortized discount........................      (1,210)
                                                                      --------
                                                                      $ 96,631
                                                                      ========

         In connection with the acquisition of Motherhood on August 1, 1995, the Company sold 12 5/8% Senior Unsecured Notes due 2005 (the "Notes") with a face amount of $92.0 million. The Notes were issued at 97.934% of their face amount, resulting in an annual effective interest rate of 13.0%. Interest on the Notes is payable semiannually in cash on February 1 and August 1. The Notes were issued by Mothers Work and are unconditionally guaranteed on a senior basis by its subsidiary (see
         Note 12). The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after August 1, 2000, at 106.25% of their face amount, plus accrued interest, declining ratably to 100% of their face amount on and after August 1, 2002, plus accrued interest. In November 1995, the Company completed an exchange offer whereby the Notes were exchanged for 12 5/8% Senior Unsecured Exchange Notes due 2005 which have been registered under the Securities Act of 1933.

         The Notes impose certain limitations on the ability of the Company to, among other things, incur additional indebtedness, pay dividends and enter into certain types of transactions. The most restrictive of these covenants limits the Company's ability to repurchase outstanding common stock (see Note 16).

7.       PREFERRED STOCK

         In connection with an acquisition, the Company issued 41,000 shares of Series A Cumulative Convertible Preferred Stock (the "Series A Preferred Stock") with a stated value of $11.5 million. The Series A Preferred Stock has a preference in liquidation equal to the stated value, plus accrued but unpaid dividends. The Company may redeem (but is under no obligation to do so) the Series A Preferred Stock at any time at a price equal to liquidation preference, subject to certain limitations imposed by the Working Capital Facility and the holders of the Notes.

         The holders of the Series A Preferred Stock are entitled to receive annual cash dividends, which are cumulative to the extent not paid, and compound annually at 8.5% of the stated value. No dividends may be paid on common stock, or any other shares of capital stock of the Company ranking junior to the Series A Preferred Stock (other than dividends payable in shares of common stock), until all cumulative and current dividends on the Series A Preferred Stock have been declared and paid in full. As of September 30, 2000 and 1999, accrued dividends on the Series A Preferred Stock were $6,037,000 and $4,648,000, respectively, and are classified as long-term liabilities in the accompanying Consolidated Balance Sheets.

         The Series A Preferred Stock is convertible into shares of common stock
         (i) between August 1, 2000 and November 1, 2006, at an initial conversion rate (subject to adjustments for stock splits, stock dividends, recapitalizations and similar events) equal to ten shares of common stock for each share of Series A Preferred Stock, or (ii) after November 1, 2006, at a conversion rate

                        MOTHERS WORK, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

         determined by dividing the aggregate stated value of all shares of Series A Preferred Stock to be converted by 90% of the then-market price of the common stock, as defined. After a holder's exercise of the conversion right under (i) above, the Company may only redeem the Series A Preferred Stock from the proceeds of an equity offering. The limitation on this redemption right may only be modified with the consent of the holders of a majority of the outstanding principal amount of the Notes. Upon any conversion, the holder of the Series A Preferred Stock to be converted is entitled to receive payment of all accrued and unpaid dividends in cash unless the Company is prohibited by limitations contained in the Notes agreement. In the case of a conversion under (i) above, if dividends are not paid in cash, the Company will issue a note with interest at the prime rate, payable beginning one year after the date of conversion. The note will be subordinated to the Notes and will be payable only to the extent permitted under the restrictions contained in the Notes. If the note is not paid by August 1, 2003, then all principal and accrued interest may be converted into that number of shares of common stock determined by dividing the amount due by the then-market price, as defined. In the case of a conversion under (ii) above, if accrued dividends are not paid in cash, then such dividends are convertible into common stock on the same basis as the shares of Series A Preferred Stock.

         In connection with the Rights Agreement (see Note 8), the Company authorized 10,000 shares of Series B Junior Participating Preferred Stock (the "Series B Preferred Stock"). The Series B Preferred Stock can be purchased in units equal to one one-thousandth of a share (the "Series B Units") under the terms of the Rights Agreement. The holders of the Series B Units are entitled to receive dividends when and if declared on common stock. Series B Units are junior to the common stock and Series A Preferred Stock for both dividends and liquidations. Each Series B Unit votes as one share of common stock.

8.       RIGHTS AGREEMENT

         In accordance with the Rights Agreement, the Company has one Right outstanding for each share of Mothers Work common stock now or hereafter outstanding. Under certain limited conditions as defined in the Rights Agreement, each Right entitles the registered holder to purchase from the Company one Series B Unit at $85 per share, subject to adjustment. The rights expire on October 9, 2005 (the "Final Expiration Date").

         On March 17, 1997, the Company amended its Rights Agreement to provide the independent directors of the Company with some discretion in determining when the Distribution Date (as defined in the Rights Agreement) shall occur and the date until which the Rights may be redeemed. In addition, the Amended and Restated Rights Agreement exempts from its operation any person that acquires, obtains the right to acquire, or otherwise obtains beneficial ownership of 10.0% or more of the then outstanding shares of Company common stock without any intention of changing or influencing control of the Company provided that such person, as promptly as practicable, divests himself or itself of a sufficient number of shares of common stock so that such person would no longer be an Acquiring Person.

         The Rights are not exercisable until the Distribution Date which will occur upon the earlier of (i) ten business days following a public announcement that an Acquiring Person has acquired beneficial ownership of 10.0% or more of the Company's outstanding common stock, and ten business days following the commencement of a tender offer or exchange offer that would result in a person or group owning 10.0% or more of the Company's outstanding common stock, or (ii) such later date as may be determined by action of a majority of the independent directors.

                        MOTHERS WORK, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

9.       STOCK OPTION PLANS

         The Company has two stock option plans: the DIRECTOR STOCK OPTION PLAN and the AMENDED AND RESTATED 1987 STOCK OPTION PLAN. Under the Director Stock Option Plan, each outside director is granted 2,000 fully vested options on an annual basis at an exercise price equal to the fair market value on the grant date. Under the 1987 Stock Option Plan, as amended and restated, officers and certain employees may be granted options to purchase the Company's common stock at exercise prices equal to the fair market value of the stock at the date of grant or at other prices as determined by the Compensation Committee of the Board of Directors. Up to a total of 1,425,000 options may be issued under the Plans. Options outstanding generally vest ratably over 5 years.

         Stock option activity for all plans was as follows:

                                                                                       WEIGHTED
                                                                                       AVERAGE
                                                                         OUTSTANDING   EXERCISE
                                                                           OPTIONS      PRICE
                                                                       --------------  --------
                                                                       (in thousands)

         Balance - September 30, 1997.............................           670      $  11.38

         Granted..................................................           183          8.45
         Exercised................................................            (6)         4.81
         Canceled.................................................          (117)        10.06
                                                                            ----
         Balance - September 30, 1998.............................           730         10.85

         Granted..................................................           185          9.98
         Exercised................................................           (32)         5.54
         Canceled.................................................           (74)        10.09
                                                                            ----
         Balance - September 30, 1999.............................           809         10.93

         GRANTED..................................................           179         10.61
         EXERCISED................................................           (23)         9.37
         CANCELED.................................................           (63)        10.02
                                                                            ----
         BALANCE - SEPTEMBER 30, 2000.............................           902      $  10.98
                                                                            ====

         Options for 544,512, 485,889 and 452,613 shares were exercisable as of September 30, 2000, 1999 and 1998, respectively, and had a weighted-average exercise price of $11.49, $11.62, and $11.72 for those respective periods.

         The Company has adopted the disclosure requirements of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, but has elected to continue to measure compensation expense in accordance with APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. Accordingly,

                        MOTHERS WORK, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

         no compensation expense for stock options has been recognized for stock option awards granted at fair market value. Had the compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans in accordance with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below. The effect of applying SFAS No. 123 in this pro forma disclosure is not indicative of future amounts. SFAS No. 123 does not apply to options awarded prior to fiscal year ended September 30, 1996. Additional option awards are anticipated in future years.

                                                                             2000        1999          1998
                                                                       -------------  ----------   ------------
                                                                       (in thousands, except per share amounts)
         Net income (loss) applicable to common stockholders:
              As reported...............................................  $  3,659     $  2,136     $ (17,885)
              Pro forma.................................................     2,190          735       (18,817)

         Diluted net income (loss) per common share:
              As reported...............................................  $   1.01     $   0.57     $   (5.00)
              Pro forma.................................................      0.60         0.20         (5.26)

         The weighted average fair value of the stock options granted during 2000, 1999 and 1998 was $8.98, $9.28 and $6.15, respectively. The fair value of each option granted is estimated on the date of grant using the Black Scholes option pricing model with the following weighted-average assumptions:

                                                                                   2000        1999        1998
                                                                              -----------   ---------  -----------
         Dividend yield.........................................                   NONE        none        none
         Expected price volatility..............................                  83.7%       75.8%       71.2%
         Risk-free interest rates...............................                  6.08%       6.05%       6.11%
         Expected lives.........................................              8.4 YEARS   9.1 years   7.1 years

         The following table summarizes information about stock options outstanding at September 30, 2000:

                                        OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                       ----------------------------------------------------     --------------------------------
                           NUMBER          WEIGHTED             WEIGHTED           NUMBER            WEIGHTED
     RANGE OF           OUTSTANDING        AVERAGE              AVERAGE         EXERCISABLE          AVERAGE
  EXERCISE PRICES      (IN THOUSANDS)   REMAINING LIFE       EXERCISE PRICE    (IN THOUSANDS)     EXERCISE PRICE
------------------     --------------   --------------     ----------------     --------------------------------
$  4.55  to  $6.83             1             6.6                $  6.25               1              $  6.63
   6.83  to   9.10           241             8.0                   8.68              52                 8.42
   9.10  to  11.38           370             6.1                  10.34             280                10.28
  11.38  to  13.65           253             6.2                  13.13             177                13.33
  13.66  to  15.92            13             5.3                  14.50              12                14.50
  15.92  to  18.20             7             5.3                  16.50               5                16.50
  18.20  to  20.48            17             3.5                  18.28              17                18.27
                            ----                                                   ----

$4.55  to  $20.48            902             6.5                $ 10.98             544              $ 11.49
                            ====                                                   ====

         At September 30, 2000, warrants were outstanding to purchase 140,123 shares of common stock at an exercise price of $0.01 per share. These warrants expire on April 5, 2002.

                        MOTHERS WORK, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.      INCOME TAXES

         For the years ended September 30, income tax provisions (benefits) were comprised of the following (in thousands):

                                                                         2000        1999         1998
         Current provision........................................     $    113    $  2,467    $     --
         Deferred provision (benefit).............................        4,136         957      (7,477)
                                                                       --------    --------    --------
                                                                       $  4,249    $  3,424    $ (7,477)
                                                                       ========    ========    ========

         The reconciliation of the statutory federal rate to the Company's effective income tax rate on the income (loss) was as follows:

                                                                         2000        1999         1998
         Statutory tax rate.......................................       34.0%       34.0%       (34.0)%
         State taxes, net of federal benefit......................        3.1         4.9           --
         Amortization of goodwill.................................        8.1        11.0          3.1
         Other....................................................        0.5         0.4           --
                                                                      -------     -------       ------
                                                                         45.7%       50.3%       (30.9)%
                                                                      =======     =======      =======

         The deferred tax effects of temporary differences giving rise to the Company's net deferred tax assets were as follows (in thousands):


                                                                                      2000         1999
                                                                                   ---------     ---------
         DEFERRED TAX ASSETS:
         Net operating losses carryforwards..................................      $   1,995     $   6,405
         Depreciation                                                                  7,263         7,780
         Deferred rent ......................................................          1,771         1,615
         Inventory reserves..................................................            514           436
         Employee benefit accruals...........................................            427           543
         Alternative minimum tax credit carryforwards........................            394           528
         Other accruals......................................................            719           510
         Other...............................................................            681           151
                                                                                   ---------     ---------
                                                                                      13,764        17,968
         DEFERRED TAX LIABILITIES:
         Prepaid expenses....................................................            (92)         (160)
                                                                                   ---------     ---------
                                                                                   $  13,672     $  17,808
                                                                                   =========     =========

         The Company has net operating loss carryforwards for tax purposes at September 30, 2000 of approximately $5,869,000, of which $4,309,000 were acquired in the acquisitions of A Pea in the Pod and Motherhood. The net operating loss carryforwards expire in 2009 through 2014. The Company also has alternative minimum tax credits of approximately $394,000 which can be utilized against regular income taxes in the future. While the acquired net operating loss carryforwards are subject to certain annual limitations due to the change in ownership, the Company does not expect the limitations to reduce its ability to ultimately use such carryforwards. The entire tax benefit of the net operating loss carryforwards has been recorded as a deferred income tax asset, as it is more likely than not that it will be realized during the carryforward period. The tax benefit of the acquired net operating loss carryforwards was recorded under the purchase method of accounting.

         No valuation allowance has been provided for the net deferred tax assets. Based on the Company's historical levels of taxable income, as adjusted for the restructuring and the

                        MOTHERS WORK, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

         nondeductibility of goodwill amortization and the Episode operations, management believes it is more likely than not that the Company will realize the net deferred tax asset at September 30, 2000. Furthermore, management believes the existing net deductible temporary differences will reverse during periods in which the Company generates taxable income. There can be no assurance, however, that the Company will generate taxable earnings or any specific level of earnings in the future.

11.      COMMITMENTS AND CONTINGENCIES

         The Company leases its retail facilities and certain equipment under various noncancelable operating leases. Certain of these leases have renewal options. Rent expense, including common area maintenance, was $44,210,000, $38,001,000 and $42,739,000 in fiscal 2000, 1999 and 1998, respectively.

         Future annual minimum lease payments, as of September 30, are as follows (in thousands):


               2001 ..............................................          $   31,025
               2002 ..............................................              28,477
               2003 ..............................................              25,819
               2004 ..............................................              21,723
               2005 ..............................................              16,890
               Fiscal 2006 and thereafter.........................              42,522
                                                                            ----------

                                                                            $  166,456
                                                                            ==========

         From time to time, the Company is named as a defendant in legal actions arising from its normal business activities. Although the amount of any liability that could arise with respect to currently pending actions cannot be accurately predicted, in the opinion of management of the Company, any such liability will not have a material adverse effect on the financial position or operating results of the Company.

12.      SUBSIDIARY GUARANTOR

         Pursuant to the terms of the indenture relating to the Notes, Cave Springs, Inc., a direct subsidiary of Mothers Work (the "Guarantor"), has jointly and severally unconditionally guaranteed the obligations of Mothers Work with respect to the Notes. There are no restrictions on the ability of the Guarantor to transfer funds to Mothers Work in the form of loans, advances or dividends, except as provided by applicable law.

         Accordingly, set forth below is certain summarized financial information (within the meaning of Section 102[bb] of Regulation S-X) for the Guarantor, as of and for the years ended September 30 (in thousands):

                                                                                2000        1999
                                                                             ---------   ---------
                Current assets.........................................      $       3   $       3
                Non-current assets.....................................         82,740      59,106
                Non-current liabilities................................         17,223       9,148
                Net sales..............................................         23,634      19,377
                Costs and expenses.....................................             60          60
                Net income.............................................         15,559      12,749

         The summarized financial information for the Guarantor (and its predecessors) has been prepared from the books and records maintained by the Guarantor and the Company. The summarized

                        MOTHERS WORK, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

         financial information may not necessarily be indicative of the results of operations or financial position had the Guarantor operated as independent entities. Certain intercompany sales included in the subsidiary records are eliminated in consolidation. Mothers Work pays all expenditures on behalf of the Guarantor. An amount due to/due from parent will exist at any time as a result of this activity. The summarized financial information includes the allocation of material amounts of expenses such as corporate services, administration and taxes on income. The allocations are generally based on proportional amounts of sales or assets, and taxes on income are allocated consistent with the asset and liability approach used for consolidated financial statement purposes. Management believes these allocation methods are reasonable.

13.      RESTRUCTURING CHARGES

         In 1998, the Company announced that all of its non-maternity Episode stores would be closed or converted into maternity clothing stores. In connection with the closure, the Company recorded charges totaling $20,925,000 ($13,811,000 net of a tax benefit of $7,114,000) which were reflected in the accompanying Consolidated Statements of Operations as cost of goods sold ($10,290,000) and restructuring charges ($10,635,000). The 1998 restructuring costs were comprised of $2.9 million of legal and other fees associated with the transfer of leases, $7.3 million for losses on fixed assets and leasehold improvements, $0.2 million for severance and the remainder for other costs. At September 30, 1998, approximately $4.6 million of the restructuring costs remained in accrued expenses. Of the $4.6 million, approximately $2.1 million related to losses on purchase commitments for inventory and leasehold improvements, $2.2 million related to legal and other fees associated with lease transfers and the remainder was for other miscellaneous charges. During fiscal 1999, the Company recorded charges of approximately $3.6 million against the reserve which included approximately $2.0 million of charges to settle purchase commitments for inventory and leasehold improvements and $1.6 million of costs incurred to settle lease transfers. At September 30, 1999, approximately $1.0 million of the restructuring costs remained in accrued expenses. During fiscal 2000, the Company finalized its remaining lease transfer and incurred costs for miscellaneous related matters associated with this divestiture and to settle inventory purchase commitments. At September 30, 2000, approximately $250,000 of the restructuring costs remains in accrued expenses. It is expected that the full amount will be used for legal and other fees related to the final lease transfer.

14.      EMPLOYMENT AND CONSULTING AGREEMENTS

         The Company has employment agreements with its Chairman of the Board/Chief Executive Officer ("CEO"), and President/Chief Operating Officer ("COO"). These agreements provide for base compensation (approximately $377,000 each for fiscal 2000 and $400,000 each for fiscal 2001), increasing annually thereafter in an amount determined by the Compensation Committee of the Board of Directors. The agreements, which expire on September 30, 2003, automatically extend for successive one-year periods extending the expiration date into the third year after the extension, unless either the Company or the executive gives written notes to the other party that the term will not so extend. Additionally, the CEO and COO are entitled to an annual cash bonus and stock options based on performance, as defined.

15.      EMPLOYEE BENEFIT PLANS

         The Company has a 401(k) savings plan for full-time employees who have at least one year of service and are 21 years of age. Employees can contribute up to 20% of their annual salary. Effective January 1, 1999, employees who meet certain criteria are eligible for a matching

                        MOTHERS WORK, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

         contribution from the Company based on a sliding scale. Company matches are made on the first day of the succeeding calendar year. Company matches vest fully on the employee's 4th anniversary date. In addition the Company may make discretionary contributions to the plan which vest over a five-year period. Company matching contributions totaling $47,000 were made in fiscal 2000. There were no Company contributions in fiscal 1999 or 1998.

16.      STOCK BUYBACK

         During fiscal 1999, the Board of Directors authorized the Company to purchase up to 265,000 shares of its own stock in private transactions or on the open market. As of September 30, 2000, the Company had purchased 205,185 shares in the aggregate at a total cost of $2,205,000. As of September 30, 2000, the Company was restricted from further stock repurchases under the terms of the Notes.

17.      RELATED PARTY TRANSACTIONS

         Other than the husband and wife relationship between the CEO and COO, there are no other family relationships among any other executive officers of the Company.

         A Director on the Board of Directors of the Company was paid $120,000 by the Company in fiscal 2000 for merchandising consultant fees. In addition, another Director has been re-elected effective January 1, 2001 to the partnership at Pepper Hamilton LLP which provides legal services to Company. The Company paid legal fees to this law firm of $449,000, $275,000 and $576,000 in fiscal 2000, 1999 and 1998, respectively.