Form 10-Q
period 2000-12-31
MOTHERS WORK INC
filed 2001-02-13
CIK 896985

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------

                                    FORM 10-Q




/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     DECEMBER 31, 2000
                                ------------------------------------------
                                         or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               -----------------     ---------------

Commission file number                0-21196
                       ---------------------------------------------------------

                               MOTHERS WORK, INC.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 Delaware                                  133045573
------------------------------------------      --------------------------------
       (State or other jurisdiction                     (I.R.S. Employer
     of incorporation or organization)                  Identification No.)

   456 North 5th Street, Philadelphia, Pennsylvania            19123
---------------------------------------------------       ----------------------
      (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code           (215) 873-2200
                                                       -------------------------


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

--------------------------------------------------------------------------------
        Common Stock, $.01 par value - 3,453,910 shares outstanding as of
                                  February 12, 2001
--------------------------------------------------------------------------------

                      MOTHERS WORK, INC. AND SUBSIDIARY


                                   INDEX

                                                                                     PAGE
PART I  - FINANCIAL INFORMATION

Item 1.       Financial Statements (unaudited)
                   Consolidated Balance Sheets                                            1
                   Consolidated Statements of Operations                                  2
                   Consolidated Statements of Cash Flows                                  3
                   Notes to Consolidated Financial Statements                             4

Item 2.       Management's Discussion and Analysis of
                   Financial Condition and Results of Operations                          7

Item 3.       Quantitative and Qualitative Disclosures about Market Risk                 10


PART II - OTHER INFORMATION                                                              10

                          MOTHERS WORK, INC. AND SUBSIDIARY
                             CONSOLIDATED BALANCE SHEETS
                         (in thousands, except share amounts)

                                                                        DECEMBER 31,                SEPTEMBER 30,
                              ASSETS                                       2000                         2000
                                                                    --------------------        ---------------------
                                                                        (UNAUDITED)
Current Assets
      Cash and cash equivalents                                                 $ 3,161                      $ 3,076
      Trade receivables                                                           4,507                        4,280
      Inventories                                                                69,355                       75,747
      Deferred income taxes                                                       3,851                        3,851
      Prepaid expenses and other current assets                                   2,525                        2,593
                                                                    --------------------        ---------------------
                   TOTAL CURRENT ASSETS                                          83,399                       89,547

Property, Plant and Equipment, net                                               45,139                       44,260

Other Assets
      Goodwill, net of accumulated amortization
        of $12,699 and $12,300                                                   31,542                       32,093
      Deferred financing costs, net of
        accumulated amortization of $2,414 and $2,289                             2,014                        2,139
      Other intangible assets, net of accumulated
        amortization of $1,797 and $2,144                                           914                        1,045
      Deferred income taxes                                                       8,632                        9,821
      Other non-current assets                                                      607                          681
                                                                    --------------------        ---------------------
                   Total other assets                                            43,709                       45,779
                                                                    --------------------        ---------------------

                                                                              $ 172,247                    $ 179,586
                                                                    ====================        =====================


               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
      Line of Credit                                                           $ 20,519                     $ 30,548
      Current portion of long-term debt                                             424                          543
      Accounts payable                                                           12,264                       15,445
      Accrued expenses and other current liabilities                             17,875                       13,327
                                                                    --------------------        ---------------------
                   TOTAL CURRENT LIABILITIES                                     51,082                       59,863

Long-Term Debt                                                                   96,062                       96,088
Accrued Dividends on Preferred Stock                                              6,410                        6,037
Deferred Rent                                                                     4,937                        4,848

Stockholders' Equity
      Series A Cumulative convertible preferred stock,
        $.01 par value, $280.4878 stated value, 2,000,000
        shares authorized, 41,000 shares issued and
        outstanding (liquidation value of $11,500,000)                           11,500                       11,500
      Series B Junior participating preferred stock, $.01
        par value, 10,000 shares authorized, none outstanding                         -                            -
      Common stock, $.01 par value, 10,000,000 shares authorized,
        3,453,910 and 3,451,770 shares issued and outstanding                        34                           34
      Additional paid-in capital                                                 26,220                       26,203
      Accumulated deficit                                                       (23,998)                     (24,987)
                                                                    --------------------        ---------------------
                   Total stockholders' equity                                    13,756                       12,750
                                                                    --------------------        ---------------------

                                                                              $ 172,247                    $ 179,586
                                                                    ====================        =====================

        The accompanying notes are an integral part of these statements.

                        MOTHERS WORK, INC AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                               THREE MONTHS ENDED
                                                                                                  DECEMBER 31,
                                                                                    ----------------------------------------
                                                                                          2000                  1999
                                                                                    -----------------     ------------------
Net sales                                                                                  $ 102,670               $ 91,866

Cost of goods sold                                                                            52,818                 46,307
                                                                                    -----------------     ------------------

           Gross profit                                                                       49,852                 45,559

Selling, general and administrative expenses                                                  43,412                 37,138
                                                                                    -----------------     ------------------

           Operating income                                                                    6,440                  8,421

Interest expense                                                                               3,883                  3,994
                                                                                    -----------------     ------------------

           Income before income taxes                                                          2,557                  4,427

Income tax provision                                                                           1,189                  2,000
                                                                                    -----------------     ------------------

Net income                                                                                     1,368                  2,427

Dividends on preferred stock                                                                     373                    347
                                                                                    -----------------     ------------------

Net income available to common stockholders                                                    $ 995                $ 2,080
                                                                                    =================     ==================

Income per share - basic                                                                      $ 0.29                 $ 0.61
                                                                                    =================     ==================
Average shares outstanding - basic                                                             3,453                  3,433
                                                                                    =================     ==================


Income per share - diluted                                                                    $ 0.28                 $ 0.57
                                                                                    =================     ==================
Average shares outstanding - diluted                                                           3,606                  3,650
                                                                                    =================     ==================

   The accompanying notes are an integral part of these financial statements.

                         MOTHERS WORK, INC. & SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                    THREE MONTHS ENDED
                                                                                                       DECEMBER 31,
                                                                                              -------------------------------
                                                                                                  2000              1999
                                                                                              -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                                    $ 1,368           $ 2,427
     Adjustments to reconcile net income to
       net cash provided by operating activities:
                     Depreciation and amortization                                                   2,588             2,873
                     Deferred taxes                                                                  1,189             2,000
                     Amortization of deferred financing costs                                          125               125
                     Accretion of discount on Notes                                                     46                42
                     Provision for deferred rent                                                        90               168
     Changes in assets and liabilities:
                     (Increase) decrease in -
                       Receivables                                                                    (227)             (404)
                       Inventories                                                                   6,393               852
                       Prepaid expenses and other assets                                               140              (864)
                     Increase (decrease) in -
                       Accounts payable and accrued expenses and other liabilities                   2,552             2,423
                                                                                              -------------     -------------
                          Net cash provided by operating activities                                 14,264             9,642

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property, plant and equipment                                                     (3,262)           (5,944)
     (Increase) decrease in intangibles and other assets                                               478               (46)
                                                                                              -------------     -------------
                          Net cash used in investing activities                                     (2,784)           (5,990)

CASH FLOWS FROM FINANCING ACTIVITIES
     Decrease in line of credit and cash overdrafts, net                                           (11,221)           (1,227)
     Repurchase of common stock                                                                          -              (179)
     Repayments of long-term debt                                                                     (191)              (93)
     Proceeds from exercise of options                                                                  17                34
                                                                                              -------------     -------------
                          Net cash used in financing activities                                    (11,395)           (1,465)
                                                                                              -------------     -------------


NET INCREASE IN CASH AND CASH EQUIVALENTS                                                               85             2,187

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                       3,076             1,139
                                                                                              -------------     -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                           $ 3,161           $ 3,326
                                                                                              =============     =============



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

          Cash paid for interest                                                                     $ 870           $ 1,039
                                                                                              =============     =============

          Cash paid for income taxes                                                                  $ 63               $ -
                                                                                              =============     =============

   The accompanying notes are an integral part of these financial statements.

                        MOTHERS WORK, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                                   (unaudited)

1.  BASIS OF FINANCIAL STATEMENT PRESENTATION
The accompanying unaudited consolidated financial statements are prepared in accordance with the requirements for Form 10-Q and Article 10 of Regulation S-X and accordingly certain information and footnote disclosures have been condensed or omitted. Reference should be made to the Form 10-K as of and for the year ended September 30, 2000 for Mothers Work, Inc. and Subsidiary (the "Company") as filed with the Securities and Exchange Commission for additional disclosures including a summary of the Company's accounting policies.

In the opinion of management, the consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company for the periods presented. Since the Company's operations are seasonal, the interim operating results of the Company may not be indicative of operating results for the full year.


2.  STOCK OPTIONS AND WARRANTS
During the quarter ended December 31, 2000, a total of 120,000 options were granted to certain executive officers for the purchase of the Company's common stock at prices not less than the fair market value on the date of grant.


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


4.  EARNINGS PER SHARE ("EPS")
Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of outstanding common shares. Diluted earnings per share is computed based upon the weighted average number of outstanding common shares, after giving effect to the potential dilutive effect from the assumed exercise of stock options and warrants as well as the assumed conversion of dilutive preferred stock.

The following summarizes those effects for the diluted earnings per share calculation (in thousands, except share amounts):

                                                   FOR THE QUARTER ENDED                      For the Quarter Ended
                                                     DECEMBER 31, 2000                          December 31, 1999
                                             -------------------------------------       ---------------------------------
                                                                         EARNINGS                                Earnings
                                             INCOME         SHARES       PER SHARE       Income      Shares      Per Share
                                             ------         ------       ---------       ------      ------      ---------
Basic EPS                                      $995          3,453         $0.29          $2,080       3,433         $0.61
                                                                           =====                                     =====
Incremental shares from the
  assumed exercise of outstanding
  stock options and warrants                      -            153                             -         217
                                               ----          -----                        ------       -----
Diluted EPS                                    $995          3,606         $0.28          $2,080       3,650          $0.57
                                               ====          =====         =====          ======       =====          =====

                        MOTHERS WORK, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                                   (unaudited)

Options to purchase 626,021 and 683,908 shares were outstanding during the first quarter of fiscal 2001 and 2000, respectively, but were not included in the computation of diluted earnings per share as their effect would have been antidilutive. For the quarters ended December 31, 2000 and 1999, the 41,000 shares of Series A Cumulative Convertible Preferred Stock (the "Series A Preferred Stock"), currently convertible into 410,000 shares of common stock, were also antidilutive and therefore excluded from the EPS computation. The Series A Preferred Stock could potentially dilute EPS in the future.


5.  ACCRUED EXPENSES AND OTHER CURRENT LIABILITES
Accrued expenses and other current liabilities were comprised of the following (in thousands):

                                                       DECEMBER 31, 2000       SEPTEMBER 30, 2000
                                                       -----------------       ------------------
         Salaries, wages and employee benefits                   $ 5,514                  $ 5,078
         Interest                                                  5,136                    2,293
         Other                                                     7,225                    5,956
                                                                 -------                  -------
                                                                 $17,875                  $13,327
                                                                 =======                  =======

6.  SUBSIDIARY GUARANTOR
Pursuant to the terms of the indenture for the 125/8% Senior Unsecured Exchange Notes due 2005 (the "Notes"), the Company's wholly-owned subsidiary, Cave Springs, Inc. (the "Guarantor"), has fully and unconditionally guaranteed the obligations of Mothers Work with respect to the Notes. Furthermore, there are no restrictions on the ability of the Guarantor to transfer funds to Mothers Work in the form of loans, advances, or dividends, except as provided by applicable law.

Accordingly, set forth below is summarized financial information (within the meaning of Section 1-02(bb) of Regulation S-X) for the Guarantor (unaudited):

                                                       DECEMBER 31, 2000       SEPTEMBER 30, 2000
                                                       -----------------       ------------------
         Current assets                                            $   3                    $   3
         Non-current assets                                       89,341                   82,740
         Non-current liabilities                                  19,490                   17,223
         Net sales                                                 6,582                   23,634
         Costs and expenses                                           15                       60
         Net income                                                4,334                   15,559

The summarized financial information for the Guarantor (and its predecessors) has been prepared from the books and records maintained by the Guarantor and the Company. The summarized financial information may not necessarily be indicative of the results of operations or financial position had the Guarantor operated as an independent entity. Intercompany transactions included in the subsidiary records are eliminated in consolidation.

                        MOTHERS WORK, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                                   (unaudited)

7. RESTRUCTURING CHARGES
In 1998, the Company announced that all of its non-maternity Episode stores would be closed or converted into maternity clothing stores. In connection with the closure, the Company recorded charges totaling $20.9 million ($13.8 million net of a tax benefit of $7.1 million) which were reflected as cost of goods sold ($10.3 million) and restructuring charges ($10.6 million). The 1998 restructuring costs were comprised of $2.9 million of legal and other fees associated with the transfer of leases, $7.3 million for losses on fixed assets and leasehold improvements, $0.2 million for severance and the remainder for other costs. During fiscal 1999, the Company recorded charges of $3.6 million against the reserve which included $2.0 million of charges to settle purchase commitments for inventory and leasehold improvements and $1.6 million of costs incurred to settle lease transfers. During fiscal 2000, the Company finalized its remaining lease transfer and incurred costs for miscellaneous related matters associated with this divestiture and to settle inventory purchase commitments. At September 30, 2000, $0.3 million of the restructuring costs remained in accrued expenses including $0.2 million of legal and other fees related to the final lease transfer and $0.1 million to settle vendor disputes. During the first quarter fiscal 2001, the Company charged $75,000 against the reserve which included $48,000 in legal fees and $27,000 for settling vendor disputes. At December 31, 2000, the remaining balance of $0.2 million is reserved for any remaining legal and other fees related to the final lease transfer.

8. RECENT ACCOUNTING PRONOUCEMENTS
In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes standards for the recognition and measurement of derivatives and hedging activities and requires that all derivative instruments be recorded on the balance sheet at their fair value. This statement, as amended by Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," and Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," is effective for all quarters of fiscal years beginning after June 15, 2000. The Company does not currently engage in these types of risk management or investment activities. Therefore, SFAS No. 133 is not anticipated to have any impact on the Company's financial position or results of operations.

Emerging Issues Task Force Issue 00-10, "Accounting for Shipping and Handling Fees and Costs," requires that all amounts billed to a customer in a sale transaction related to shipping and handling, if any, should be recorded as revenue. The Company has adopted this consensus during the first quarter of fiscal 2001. The adoption had no effect on the Company's financial condition or results of operations.

In December 1999, the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"). This pronouncement provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. Accordingly, guidance is provided with respect to the recognition, presentation and disclosure of revenue in the financial statements. Adoption of SAB 101, as amended by SAB Nos. 101A and 101B, is to be effective by the fourth quarter of 2000. While this SAB could impact the recognition of revenue with respect to certain contractual arrangements, as well as the recognition of revenue in sales transactions when a right of return exists, the adoption has had no effect on the Company's financial condition or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
The following table sets forth certain operating data as a percentage of sales and as a percentage change for the periods indicated:

                                                PERCENTAGE OF NET SALES                     % INCREASE (DECREASE)
                                             THREE MONTHS ENDED DECEMBER 31,                 IN THE DOLLAR AMOUNT
                                            --------------------------------            THREE MONTHS ENDED DECEMBER 31,
                                                2000              1999                        2000 VERSUS 1999
                                                ----              ----                        ----------------
Net sales                                       100.0%            100.0%                          11.8%
Cost of goods sold                               51.4              50.4                           14.1
                                               ------            ------

Gross profit                                     48.6              49.6                            9.4
Selling, general and
    administrative expenses                      42.3              40.4                           16.9
                                               ------            ------

Operating income                                  6.3               9.2                          (23.5)
Interest expense                                  3.8               4.3                           (2.8)
                                               ------            ------

Income before income taxes                        2.5               4.9                          (42.2)
Income tax provision                              1.2               2.2                          (40.6)
                                               ------            ------

Net income                                        1.3%              2.6%                         (43.6)%
                                               ======            ======

The following table sets forth certain information concerning the number of Company-owned stores and leased departments for the three months ended December 31:

                                             2000                                              1999
                        ----------------------------------------------     ---------------------------------------------
                            MATERNITY            LEASED                       Maternity            Leased
                             STORES            DEPARTMENTS      TOTAL           Stores            Departments      Total
                            ---------          -----------      -----         ---------           -----------      -----
    Beginning of period            592               111          703                528               97           625

                 Opened             22                21           43                 24                -            24

                 Closed             (1)                -           (1)                (1)               -            (1)
                                   ---               ---          ---                ---               --           ---
          End of period            613               132          745                551               97           648
                                   ===               ===          ===                ===               ==           ===

THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999

NET SALES
Net sales of $102.7 million for the first quarter of fiscal 2001 were $10.8 million (11.8%) higher than the $91.9 million reported for the first quarter of fiscal 2000. The sales increase reflects the incremental revenues generated by the 97 net maternity locations opened in the twelve month period ended December 31, 2000. Comparable store sales during the first quarter of fiscal 2001 increased by 1.5% (based on 615 locations) compared to an increase of 8.2% (based on 538 locations) for the quarter ended December 1999. A weak gift-giving holiday season combined with inclement weather conditions adversely impacted sales for the first quarter of fiscal 2001.

GROSS PROFIT
First quarter fiscal 2001 gross profit increased by $4.3 million (9.4%) to $49.9 million (48.6% of sales) compared to $45.5 million (49.6% of sales) for the first quarter of fiscal 2000 due principally to the increased sales, offset in part, by the decrease in margins. Efficiency improvements in inventory management and logistics accounted for the major reduction in the levels of inventory on hand at December 2000, as well as a reduction in the allocation of overhead costs to that inventory. The lower ending inventory, coupled with the reduced overhead capitalization, resulted in a $1.2 million non-cash charge to cost of sales during the first quarter of fiscal 2001. Margins were also negatively impacted as sales of the Company's moderately-priced Motherhood products continued to outpace sales of its higher margin product lines.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses for the first quarter of fiscal 2001 increased by $6.3 million (16.9%) to $43.4 million from $37.1 million for the first quarter of fiscal 2000. Store wages and related benefit costs increased by $2.4 million and rent expenses were $1.5 million higher in conjunction with the new store locations. Operating expenses increased from 40.4% to 42.3% of net sales due principally to the higher store wages and related benefits as a percentage of net sales during the three months ended December 31, 2000 compared to the three months ended December 31, 1999.

OPERATING INCOME
Operating income declined to $6.4 million (6.3% of net sales) for the first quarter of fiscal 2001 compared to $8.4 million (9.2% of net sales) for the first quarter of fiscal 2000. The decrease in operating income is reflective of higher selling and administrative expenses, principally wage and rent expenses associated with both pre-existing and new store locations, in addition to the manufacturing overhead charge taken in the first quarter of fiscal 2001.

INTEREST EXPENSE
Interest expense was lower by $0.1 million for the first quarter of fiscal 2001 compared to same period in fiscal 2000. The Company reduced its average borrowings under the $56.0 million working capital facility (the "Working Capital Facility") by $8.1 million to $28.8 million for the quarter ended December 31, 2000 from $36.9 million for the quarter ended December 31, 1999. The net paydown on the line was offset, however, by a higher effective interest rate on borrowings (8.9% and 8.2% for the first quarter of fiscal 2001 and 2000, respectively).

INCOME TAXES
The effective income tax rate was 46.5% for the first quarter of fiscal 2001 compared to 45.2% for the first quarter of fiscal 2000. The increased effective tax rate reflects the impact of non-deductible goodwill amortization on the first quarter of fiscal 2001 compared to the same quarter of fiscal 2000.

SEASONALITY
The Company's business, like that of most retailers, is subject to seasonal influences. A significant portion of the Company's net sales and profits are typically realized during the Company's first and third fiscal quarters, which include the holiday selling season and Spring seasonal sales, respectively. Results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. Quarterly results may fluctuate materially depending upon, among other things, the timing of new store openings, net sales and profitability contributed by new stores, increases or decreases in comparable store sales, adverse weather conditions, shifts in the timing of certain holidays and promotions, and changes in the Company's merchandise mix.

LIQUIDITY AND CAPITAL RESOURCES
During the first quarter of fiscal 2001, the Company's primary sources of working capital were provided by $14.3 million of operating cash flows (an increase of $4.7 million over the first quarter of fiscal 2000) and from direct borrowings under the Working Capital Facility. Effective November 2000, interest on the Working Capital Facility was reduced by 25 basis points to the lender's prime rate. At any time, the Company at its option may elect an alternative rate for all or part of the direct borrowings outstanding at a rate of LIBOR plus 200 basis points (also reflecting a 25 basis point reduction on LIBOR borrowings made after November 2000). Amounts available for direct borrowings, net of letters of credit outstanding, are limited to the lesser of (a) the unused portion of the Working Capital Facility or (b) the Aggregate Adjusted Availability ("AAA"), as defined in the agreement as a percentage of eligible inventory, equipment, fixtures and cash. There are no financial covenant requirements in the agreement unless the AAA falls below $10.0 million. In the event that the AAA were to fall below $10.0 million, the Company would have to achieve a Minimum Cash Flow, as defined in the agreement, of not less than zero. During the first three months of fiscal 2001 and 2000, the Company exceeded the AAA minimum. As of December 31, 2000, outstanding borrowings under the Working Capital Facility consisted of $20.5 million in direct borrowings, $3.0 million in letters of credit with available borrowings of $24.8 million compared to $46.6 million of direct borrowings and $3.0 million in letters of credit as of December 31, 1999. In addition to the direct borrowings, the Company has had a $4.0 million standby letter of credit outstanding for all of fiscal 2000 and as of December 2000 to collateralize an outstanding Industrial Revenue Bond.

The Company's cash needs have been primarily for debt service and capital expenditures. During the first quarter of fiscal 2001, the Company spent $2.7 million on furniture, fixtures, and leasehold improvements for new store facilities and improvements to existing stores in addition to $0.6 million for corporate additions and other assets. In comparison, $5.9 million was spent on store facilities for the first quarter of fiscal 2000 with a greater amount expended on remolding and expanding existing stores.

Operating cash flows increased by $4.7 million to $14.3 million for the first three months of fiscal 2001 compared to $9.6 million for the first three months of fiscal 2000. The increase was primarily the result of improvements made in inventory management as reflected by the $6.4 million reduction in inventory levels as of December 2000.

Funds utilized by financing activities increased to $11.4 million for the three months ended December 31, 2000 from $1.5 million for the three months ended December 31, 1999. The Company reduced its direct borrowings under the Working Capital Facility by a net of $10 million and $1.5 million for the first quarters of fiscal 2001 and 2000, respectively.

Management of the Company believes that its current cash and working capital positions, expected operating cash flows as well as available borrowing capacity under the Working Capital Facility will be sufficient to fund the Company's working capital and debt repayment requirements for the remainder of fiscal 2001.

SAFE HARBOR STATEMENTS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995
The Company cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in
Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Report or made from time to time by management of the Company involve risks and uncertainties, and are subject to change based on various important factors. The following factors, among others, in some cases have affected and in the future could affect the Company's financial performance and actual results and could cause actual results for fiscal 2001 and beyond to differ materially from those expressed or implied in any such forward-looking statements: changes in consumer spending patterns, raw material price increases, consumer preferences and overall economic conditions, the impact of competition and pricing, changes in weather patterns, availability of suitable store locations at appropriate terms, continued availability of capital and financing, ability to develop and merchandise and ability to hire and train associates, changes in fertility and birth rates, political stability, currency and exchange risks, changes in existing or potential duties, tariffs or quotas, postal rate increases and charges, paper and printing costs, and other factors affecting the Company's business beyond the Company's control.


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

At December 31, 2000, the principal components of the Company's debt portfolio are the $92 million of Senior Unsecured Exchange Notes due 2005 (the "Notes") and the $56.0 million working capital facility (the "Working Capital Facility"), both of which are denominated in US dollars. The Notes bear interest at a fixed rated of 125/8%, and the Working Capital Facility bears interest at a variable rate which, at December 31, 2000, was approximately 8 3/4%. While a change in interest rates would not affect the interest incurred or cash flow related to the fixed portion of the debt portfolio, the Debt Value would be affected. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the value of the financial instrument.

The sensitivity analysis as it relates to the fixed portion of the Company's debt portfolio assumes an instantaneous 100 basis point move in interest rates from their levels at December 31, 2000 with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the value of the debt by $0.9 million at December 31, 2000. Conversely, a 100 basis point decline in market interest rates would cause the debt value to increase by $0.9 million at December 31, 2000.

Based on the variable rate debt included in the Company's debt portfolio at December 31, 2000, a 100 basis point increase in interest rates would result in an additional $0.2 million of interest incurred for the period. A 100 basis point decrease would correspondingly lower interest expense for the period by $0.2 million.

PART II.        OTHER INFORMATION

                No applicable items.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 MOTHERS WORK, INC.

Date: February 12, 2001            By:            /s/ Dan W. Matthias
                                         --------------------------------------
                                                    Dan W. Matthias
                                                CHIEF EXECUTIVE OFFICER
                                                          AND
                                                 CHAIRMAN OF THE BOARD


Date: February 12, 2001            By:        /s/ Michael F. Devine, III
                                         --------------------------------------
                                                Michael F. Devine, III
                                                CHIEF FINANCIAL OFFICER
                                                          AND
                                               VICE PRESIDENT - FINANCE