Form 10-Q
period 2001-03-31
MOTHERS WORK INC
filed 2001-05-11
CIK 896985

Securities and Exchange Commission
                             Washington, D.C. 20549
                                 --------------
                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 of 15(d) of the Securities
    Exchange Act of 1934

For the quarterly period ended March 31, 2001

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from                        to
                              ------------------------  ------------------------

Commission file number  0-21196

                               Mothers Work, Inc.
             (Exact name of registrant as specified in its charter)

      Delaware                                            133045573
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

 456 North 5th Street, Philadelphia, Pennsylvania           19123
    (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code        (215) 873-2200

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

--------------------------------------------------------------------------------
 Common Stock, $.01 par value - 3,453,910 shares outstanding as of May 10, 2001
--------------------------------------------------------------------------------

                        MOTHERS WORK, INC. AND SUBSIDIARY

                                      INDEX

                                                                       Page

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements (unaudited)

           Consolidated Balance Sheets                                   1
           Consolidated Statements of Operations                         2
           Consolidated Statements of Cash Flows                         3
           Notes to Consolidated Financial Statements                    4

Item 2.   Management's Discussion and Analysis of
           Financial Condition and Results of Operations                 7

Item 3.   Quantitative and Qualitative Disclosures about Market Risk    11

PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders           11

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements



                        MOTHERS WORK, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                                                 March 31,   September 30,
                             ASSETS                                                2001          2000
                                                                                 ---------   -------------
                                                                                (unaudited)
Current Assets:
   Cash and cash equivalents                                                     $   2,429     $   3,076
   Trade receivables                                                                 3,466         3,833
   Inventories                                                                      69,693        75,747
   Deferred income taxes                                                             3,851         3,851
   Prepaid expenses and other current assets                                         2,711         3,040
                                                                                 ---------     ---------
              Total current assets                                                  82,150        89,547

Property, Plant and Equipment, net                                                  45,199        44,260
Other Assets:
   Goodwill, net of accumulated amortization of $13,247 and $12,300                 30,994        32,093
   Deferred financing costs, net of accumulated amortization of
       $2,538 and $2,289                                                             1,890         2,139
   Other intangible assets, net of accumulated amortization of $1,862
       and $2,144                                                                      934         1,045
   Deferred income taxes                                                            10,290         9,821
   Other assets                                                                        608           681
                                                                                 ---------     ---------
              Total other assets                                                    44,716        45,779
                                                                                 ---------     ---------

                                                                                 $ 172,065     $ 172,065
                                                                                 =========     =========

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Line of credit                                                                $  28,106     $  30,548
   Current portion of long-term debt                                                   406           543
   Accounts payable                                                                 11,341        15,445
   Accrued expenses and other current liabilities                                   12,848        13,327
                                                                                 ---------     ---------
                Total current liabilities                                           52,701        59,863
                                                                                 ---------     ---------

Long-Term Debt                                                                      96,036        96,088
Accrued Dividends on Preferred Stock                                                 6,783         6,037
Deferred Rent                                                                        5,050         4,848

Stockholders' Equity:
   Series A Cumulative convertible preferred stock, $.01 par value,
       $280.4878 stated value, 2,000,000 shares authorized, 41,000 shares issued and outstanding (liquidation value of
       $11,500,000)                                                                 11,500        11,500
   Series B Junior participating preferred stock, $.01 par value,
       10,000 shares authorized, none outstanding                                       --            --
   Common stock, $.01 par value, 10,000,000 shares authorized,
       3,453,910 and 3,451,770 shares issued and outstanding                            34            34
   Additional paid-in capital                                                       26,220        26,203
   Accumulated deficit                                                             (26,259)      (24,987)
                                                                                 ---------     ---------
             Total stockholders' equity                                             11,495        12,750
                                                                                 ---------     ---------

                                                                                 $ 172,065     $ 179,586
                                                                                 =========     =========


   The accompanying notes are an integral part of these financial statements.

                        MOTHERS WORK, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                       Three Months Ended          Six Months Ended
                                                            March 31,                  March 31,
                                                      ---------------------     ----------------------
                                                        2001         2000          2001         2000
                                                      --------     --------     ---------     --------
Net sales                                             $ 89,029     $ 83,683     $ 191,699     $175,548

Cost of goods sold                                      45,912       42,310        98,730       88,617
                                                      --------     --------     ---------     --------

         Gross profit                                   43,117       41,373        92,969       86,931

Selling, general and administrative expenses            42,833       38,335        86,245       75,473
                                                      --------     --------     ---------     --------

         Operating income                                  284        3,038         6,724       11,458

Interest expense                                         3,831        3,955         7,714        7,949
                                                      --------     --------     ---------     --------

         Income (loss) before income taxes              (3,547)        (917)         (990)       3,509

Income tax provision (benefit)                          (1,658)        (428)         (469)       1,572
                                                      --------     --------     ---------     --------

Net income (loss)                                       (1,889)        (489)         (521)       1,937

Dividends on preferred stock                               373          347           746          694
                                                      --------     --------     ---------     --------

Net income (loss) available to common stockholders    $ (2,262)    $   (836)    $  (1,267)    $  1,243
                                                      ========     ========     =========     ========

Income (loss) per share - basic                       $  (0.65)    $  (0.24)    $   (0.37)    $   0.36
                                                      ========     ========     =========     ========
Average shares outstanding - basic                       3,454        3,438         3,453        3,435
                                                      ========     ========     =========     ========


Income (loss) per share - diluted                     $  (0.65)    $  (0.24)    $   (0.37)    $   0.34
                                                      ========     ========     =========     ========
Average shares outstanding - diluted                     3,454        3,438         3,453        3,655
                                                      ========     ========     =========     ========


   The accompanying notes are an integral part of these financial statements.

                        MOTHERS WORK, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                Six Months Ended
                                                                                    March 31,
                                                                              -------------------
                                                                                2001        2000
                                                                              -------     -------
Cash flows from operating activities
Net income (loss)                                                             $  (521)    $ 1,937
Adjustments to reconcile net income (loss) to
 net cash provided by operating activities:
  Depreciation and amortization                                                 5,923       5,864
  Deferred taxes                                                                 (469)      1,572
  Amortization of deferred financing costs                                        249         240
  Accretion of debt discount on Notes                                              94          84
  Provision for deferred rent                                                     202         298

Changes in assets and liabilities:
  (Increase) decrease in -
       Trade receivables                                                          367        (718)
       Inventories                                                              6,054       1,200
       Prepaid expenses and other current assets                                  401        (317)
     Increase (decrease) in -
       Accounts payable and accrued expenses and other current liabilities     (3,346)     (1,310)
                                                                              -------     -------
                Net cash provided by operating activities                       8,954       8,850
                                                                              -------     -------

Cash flows from investing activities
Purchase of property and equipment                                             (5,717)     (9,041)
Increase in intangibles and other assets                                         (103)       (103)
                                                                              -------     -------
                Net cash used in investing activities                          (5,820)     (9,144)
                                                                              -------     -------

Cash flows from financing activities
(Decrease) increase in line of credit and cash overdrafts, net                 (3,516)      2,820
Repurchase of common stock                                                         --        (179)
Repayments of long-term debt                                                     (283)       (192)
Proceeds from exercise of options                                                  17         151
                                                                              -------     -------
                Net cash (used in) provided by financing activities            (3,782)      2,600
                                                                              -------     -------

Net (decrease) increase in cash and cash equivalents                             (647)      2,306
Cash and cash equivalents, beginning of period                                  3,076       1,140
                                                                              -------     -------
Cash and cash equivalents, end of period                                      $ 2,429     $ 3,446
                                                                              =======     =======


Supplemental disclosures of cash flow information:
    Cash paid for interest                                                    $ 7,435     $ 7,323
                                                                              =======     =======
    Cash paid for income taxes                                                $   294     $    --
                                                                              =======     =======


   The accompanying notes are an integral part of these financial statements.

                        MOTHERS WORK, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (unaudited)

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

2. STOCK OPTIONS AND WARRANTS

During the quarter ended March 31, 2001, a total of 19,100 options were granted to certain employees and non-employee directors for the purchase of the Company's common stock at prices not less than the fair market value of the Company's common stock on the date of grant.

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

4. EARNINGS (LOSS) PER SHARE ("EPS")

Basic EPS is computed by dividing net income available to common stockholders by the weighted average number of outstanding common shares. Diluted EPS is computed based upon the weighted average number of outstanding common shares, after giving effect to the potential dilutive effect from the assumed exercise of stock options and warrants as well as the assumed conversion of dilutive preferred stock.

The following summarizes those effects for the diluted EPS calculation (in thousands, except per share amounts):

                                      For the Quarter Ended                      For the Quarter Ended
                                         March 31, 2001                             March 31, 2000
                             ----------------------------------------        --------------------------------
                                                               Loss                                   Loss
                             Loss            Shares         Per Share        Loss       Shares      Per Share
                             ----            ------         ---------        ----       ------      ---------
Basic and Diluted EPS      $(2,262)           3,454          $(0.65)        $(836)       3,438       $(0.24)
                                                             ======                                  ======

                        MOTHERS WORK, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (unaudited)

                                              For the Six Months Ended              For the Six Months Ended
                                                   March 31, 2001                        March 31, 2000
                                         ----------------------------------      ---------------------------------
                                                                     Loss                                 Earnings
                                          Loss         Shares     Per Share      Income       Shares     Per Share
                                          ----         ------     ---------      ------       ------     ---------
Basic EPS                               $(1,267)       3,453       $(0.37)       $1,243       3,435       $ 0.36
                                                                   ======                                 ======
Incremental shares from the
  assumed exercise of outstanding
  stock options and warrants                 --           --                         --         220
                                        -------        -----                     ------       -----
Diluted EPS                             $(1,267)       3,453       $(0.37)       $1,243       3,655       $ 0.34
                                        =======        =====       ======        ======       =====       ======

Options to purchase 840,635 and 130,550 shares were outstanding as of March 31, 2001 and 2000, respectively, but were not included in the computation of diluted EPS as their effect would have been antidilutive. Warrants outstanding for the purchase of 140,123 shares during the quarter and six months ended March 31, 2001 and quarter ended March 31, 2000 were also determined to be antidilutive. Additionally, the 41,000 shares of Series A Cumulative Convertible Preferred Stock (the "Series A Preferred Stock"), currently convertible into 410,000 shares of common, were determined to be antidilutive and therefore excluded from the EPS computation. The antidilutive options, warrants and Series A Preferred Stock could potentially dilute EPS in the future.

5. RECLASSIFICATIONS

Certain prior year balances in the financial statements have been reclassified to conform with the current year presentation.

6.  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities were comprised of the following (in thousands):

                                                     March 31, 2001       September 30, 2000
                                                     --------------      -------------------
     Salaries, wages and employee benefits              $ 4,518               $ 5,078
     Interest                                             2,228                 2,293
     Other                                                6,102                 5,956
                                                        -------               -------
                                                        $12,848               $13,327
                                                        =======               =======

                        MOTHERS WORK, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (unaudited)

7. RESTRUCTURING CHARGES

In 1998, the Company announced that all of its non-maternity Episode stores would be closed or converted into maternity clothing stores. In connection with the closure, the Company recorded charges totaling $20.9 million ($13.8 million net of a tax benefit of $7.1 million) which were reflected as cost of goods sold ($10.3 million) and restructuring charges ($10.6 million). The 1998 restructuring costs were comprised of $2.9 million of legal and other fees associated with the transfer of leases, $7.3 million for losses on fixed assets and leasehold improvements, $0.2 million for severance and the remainder for other costs. During fiscal 1999, the Company recorded charges of $3.6 million against the reserve which included $2.0 million of charges to settle purchase commitments for inventory and leasehold improvements and $1.6 million of costs incurred to settle lease transfers. During fiscal 2000, the Company finalized its remaining lease transfer and incurred costs for miscellaneous related matters associated with this divestiture and to settle inventory purchase commitments. At September 30, 2000, $0.3 million of the restructuring costs remained in accrued expenses including $0.2 million of legal and other fees related to the final lease transfer and $0.1 million to settle vendor disputes. As of March 31, 2001, the Company charged $0.1 million against the reserve for legal fees related to the lease transfer and settlement of a vendor dispute, leaving a balance of $0.1 million for any outstanding fees.

8. RECENT ACCOUNTING PRONOUCEMENTS

EITF Issue 00-14, Accounting for Certain Sales Incentives, provides guidance on the recognition, measurement and income statement classification for sales incentives offered voluntarily by a vendor without charge to customers. This consensus must be adopted no later than the third quarter of fiscal 2001. The Company does not expect this consensus to have a material impact on its consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The following tables set forth certain operating data as a percentage of net sales and as a percentage change for the periods indicated:


                                                                                                 % Period to Period
                                                                                                  Increase (Decrease)
                                                 Percentage of Net Sales                     -----------------------------
                                ---------------------------------------------------------      Three Months    Six Months
                                          Three                             Six                   Ended          Ended
                                       Months Ended                    Months Ended             March 31,      March 31,
                                         March 31,                       March 31,                 2001            2001
                                -------------------------       -------------------------      Compared to     Compared to
                                   2001            2000            2001            2000           2000            2000
                                ---------        --------       ---------        --------      -----------     -----------
Net sales                         100.0%          100.0%          100.0%          100.0%           6.4%            9.2%

Cost of goods sold                 51.6            50.6            51.5            50.5            8.5            11.4
                                  -----           -----           -----           -----

Gross Profit                       48.4            49.4            48.5            49.5            4.2             6.9
Selling, general and
     administrative expenses       48.1            45.8            45.0            43.0           11.7            14.3
                                  -----           -----           -----           -----

Operating income                    0.3             3.6             3.5             6.5          (90.7)          (41.3)
Interest expense                    4.3             4.7             4.0             4.5           (3.1)           (3.0)
                                  -----           -----           -----           -----


Income (loss) before
     Income taxes                  (4.0)           (1.1)           (0.5)            2.0          286.8          (128.2)
Income tax provision
    (benefit)                      (1.9)           (0.5)           (0.2)            0.9          287.4          (129.8)
                                  -----           -----           -----           -----

Net income (loss)                  (2.1)%          (0.6)%          (0.3)%           1.1%         286.4          (126.9)
                                  =====           =====           =====           =====

The following table sets forth certain information concerning the number of Company-owned stores and leased departments for the three months ended March 31:

                                                2001                                             2000
                             -----------------------------------------        ----------------------------------------
                              Maternity        Leased                          Maternity        Leased
                               Stores        Departments        Total           Stores        Departments       Total
                              ---------      -----------        -----          ---------      -----------       -----
Beginning of period              613             132             745              551             97             648

             Opened                9               1              10               23             --              23

             Closed               (4)             --              (4)              (2)            --              (2)
                                ----             ---            ----             ----            ---            ----

      End of period              618             133             751              572             97             669
                                ====             ===            ====             ====            ===            ====

Three Months Ended March 31, 2001 and 2000

Net Sales

Net sales of $89.0 million for the second quarter of fiscal 2001 were $5.3 million (6.4%) higher than the $83.7 million reported for the second quarter of fiscal 2000. The sales increase reflects primarily the incremental revenues generated by the 82 net maternity locations opened since March 31, 2000. Comparable store sales during the second quarter of fiscal 2001 decreased 2.8% (based on 634 locations) compared to an increase of 11.1% (based on 539 locations) for the quarter ended March 31, 2000. The extended cold winter experienced throughout most of the country combined with a difficult retail environment resulted in the Company's first negative comparable store sales quarter in more than six years.

Gross Profit

Second quarter fiscal 2001 gross profit increased by $1.7 million (4.2%) to $43.1 million (48.4% of sales) compared to $41.4 million (49.4% of sales) for the second quarter of fiscal 2000 due principally to the increased sales. Gross profit margins for the quarter declined compared to the prior year comparable quarter due to markdowns. Margins were also negatively impacted as sales of the Company's moderately priced Motherhood products continued to grow faster than sales of the higher margin product lines.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the second quarter of fiscal 2001 increased by $4.5 million (11.7%) to $42.8 million from $38.3 million for the second quarter of fiscal 2000. Store wages and related benefit costs increased by $1.5 million and rent expenses were $1.7 million higher in conjunction with the 82 new store locations in the second quarter of fiscal 2001 compared to the second quarter of fiscal 2000. Operating expenses increased from 45.8% to 48.1% of net sales due principally to growth in store-operating expenses as they more than offset some leveraging of corporate expenses during the three months ended March 31, 2001 compared to the three months ended March 31, 2000.

Operating Income

Operating income decreased to $0.3 million (0.3% of net sales) for the second quarter of fiscal 2001 compared to $3.0 million (3.6% of net sales) for the second quarter of fiscal 2000. The decrease in operating income is reflective of higher operating expenses, principally wage and rent expenses associated with both pre-existing and new store locations, in the second quarter of fiscal 2001.

Interest Expense

Interest expense was lower by $0.1 million for the second quarter of fiscal 2001 compared to the same period in fiscal 2000. The Company reduced its average borrowings under the $56.0 million working capital facility (the "Working Capital Facility") by $6.7 million to $29.7 million for the quarter ended March 31, 2001 from $36.4 million for the quarter ended March 31, 2000. The effective interest rate on borrowings was lowered to 8.05% for the second quarter of fiscal 2001 from 8.47% for the second quarter of fiscal 2000.

Income Taxes

The Company's effective income tax rate was 46.7% for both the second quarter of fiscal 2001 and fiscal 2000.

Six Months Ended March 31, 2001 and 2000

Net Sales

Net sales of $191.7 million in the first six months of fiscal 2001 were $16.2 million (9.2%) higher than sales of $175.5 million in the first six months of fiscal 2000. The sales increase reflects primarily the incremental revenues generated by the new store locations opened in the last twelve months, in addition to strong Internet sales. Comparable store sales during the first six months of fiscal 2001 decreased 0.6% (based on 609 locations) compared to an increase of 9.5% (based on 535 locations) for the six months ended March 31, 2000. The difficult retail environment combined with adverse weather conditions negatively impacted comparable store sales.

Gross Profit

Gross profit in the first six months of fiscal 2001 was $6.0 million (6.9%) higher than the $86.9 million gross profit in the first six months of fiscal 2000 reflecting the increased sales volume. Gross profit as a percentage of net sales for the first six months of fiscal 2001 decreased to 48.5% from 49.5% in the comparable period of fiscal 2000. The decrease in margins was primarily due to the $1.2 million non-cash overhead allocation charge taken to cost of sales during the first quarter of fiscal 2001, markdowns, and product mix favoring the lower gross profit Motherhood products versus the Company's high-end maternity products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $10.8 million or 14.3% in fiscal 2001 compared to 2000 and, as a percentage of net sales, increased from 43.0% to 45.0%. The increase was primarily due to higher store wages and related benefit costs in addition to increased store rents, which were in-line with the new store expansions and additions.

Operating Income

Operating income declined to $6.7 million in the first six months of fiscal 2001 compared to $11.5 million in the first six months of fiscal 2000. The decrease in operating income is reflective of higher operating expenses, principally wage and rent expenses associated with both pre-existing and new store locations, as well as the $1.2 million non-cash overhead allocation charge taken to cost of sales during the first quarter of fiscal 2001.

Interest Expense

Interest expense was lower by $0.2 million in the first six months of fiscal 2001 compared with the first six months of fiscal 2000. The Company reduced its average borrowings under the $56.0 million working capital facility (the "Working Capital Facility") by $6.7 million to $30.4 million for the six months ended March 31, 2001 from $37.1 million for the six months ended March 31, 2000. The effective interest rate on borrowings was 8.7% for the first six months of fiscal 2001 compared to 8.39% for the first six months of fiscal 2000.

Income Taxes

The Company's effective income tax rate was a benefit of 47.4% for the first six months of fiscal 2001 compared to a provision of 44.8% for the first six months of fiscal 2000. The change in the effective income tax rate was primarily due to the current year pre-tax loss compared to the prior year income and the relationship of non-deductible goodwill to pre-tax earnings.

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

LIQUIDITY AND CAPITAL RESOURCES

During the second quarter of fiscal 2001, the Company's primary sources of working capital were provided by the $9.0 million of cash flows from operations. Effective November 2000, interest on the Working Capital Facility was reduced by 25 basis points to the lender's prime rate. At any time, the Company at its option may elect an alternative rate for all or part of the direct borrowings outstanding at a rate of LIBOR plus 200 basis points (also reflecting a 25 basis point reduction on LIBOR borrowings made after November 2000). Amounts available for direct borrowings, net of letters of credit outstanding, are limited to the lesser of (a) the unused portion of the Working Capital Facility or (b) the Aggregate Adjusted Availability ("AAA"), as defined in the agreement as a percentage of eligible inventory, equipment, fixtures and cash. There are no financial covenant requirements in the agreement unless the AAA falls below $10.0 million. In the event that the AAA were to fall below $10.0 million, the Company would have to achieve a Minimum Cash Flow, as defined in the agreement, of not less than zero. During the first six months of fiscal 2001 and 2000, the Company exceeded the AAA minimum. As of March 31, 2000, outstanding borrowings under the Working Capital Facility consisted of $28.1 million in direct borrowings and $2.7 million in letters of credit with available borrowings of $17.3 million compared to $34.7 million of direct borrowings and $3.0 million in letters of credit with available borrowings of $11.7 million as of March 31, 2000. In addition to the direct borrowings, the Company has had a $4.0 million standby letter of credit outstanding as of March 2001 and for all of fiscal 2000 to collateralize an outstanding Industrial Revenue Bond.

The Company's cash needs have been primarily for debt service and capital expenditures. For the first six months of fiscal 2001, the Company spent $4.6 million on furniture, fixtures, and leasehold improvements for new store facilities and improvements to existing stores in addition to $1.1 million for corporate additions and other assets. In comparison, $9.0 million was spent on store facilities for the second quarter of fiscal 2000 with a greater amount expended on remolding and expanding existing stores.

Cash flows from operations increased by $0.1 million to $9.0 million for the six months of fiscal 2001 compared to $8.9 million for the first six months of fiscal 2000. Improvements made in inventory management as reflected by the $6.1 million reduction in inventory levels were offset, in part, by $2.4 million lower net income and a $3.3 million decrease in accruals during the six months ended March 31, 2001.

Funds utilized by financing activities were $3.8 million for the six months ended March 31, 2001 compared to $2.6 million of funds provided during the six months ended March 31, 2000. The Company reduced its direct borrowings under the Working Capital Facility and cash overdrafts by a net of $3.5 million for the first six months of fiscal 2001 compared to an increase of $2.8 million for the first six months of fiscal 2000.

Management of the Company believes that its current cash and working capital positions, expected operating cash flows as well as available borrowing capacity under the Working Capital Facility will be sufficient to fund the Company's working capital and debt repayment requirements for the next twelve months.

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

At March 31, 2001, the principal components of the Company's debt portfolio are the $92 million of Senior Unsecured Exchange Notes due 2005 (the "Notes") and the $56.0 million working capital facility (the "Working Capital Facility"), both of which are denominated in US dollars. The Notes bear interest at a fixed rated of 125/8%, and the Working Capital Facility bears interest at a variable rate which, at March 31, 2001, was approximately 8%. While a change in interest rates would not affect the interest incurred or cash flow related to the fixed portion of the debt portfolio, the Debt Value would be affected. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the value of the financial instrument.

The sensitivity analysis as it relates to the fixed portion of the Company's debt portfolio assumes an instantaneous 100 basis point move in interest rates from their levels at March 31, 2000 with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the value of the debt by $0.9 million at March 31, 2001. Conversely, a 100 basis point decline in market interest rates would cause the debt value to increase by $0.9 million at March 31, 2001.

Based on the variable rate debt included in the Company's debt portfolio at March 31, 2001, a 100 basis point increase in interest rates would result in an additional $0.2 million of interest incurred for the period. A 100 basis point decrease would correspondingly lower interest expense for the period by $0.2 million.

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Stockholders held on January 18, 2001, the stockholders of the Company elected two directors of the Company, approved an amendment to the Company's 1987 Option Plan, as amended and restated (the "Restated Option Plan"), and ratified the appointment of Arthur Andersen LLP as the Company's independent auditors for the fiscal year ending September 30, 2001.

Mr. Dan W. Matthias and Mr. Elam M. Hitchner III were elected to serve as directors at the meeting. The voting results were 2,043,246 shares for and 284,725 shares withheld for Mr. Matthias and 2,045,746 shares for and 282,225 shares withheld for Mr. Hitchner. The vote for the approval of the amendment to the Restated Option Plan was 1,146,058 shares for, 582,314 shares against and 120 shares abstained. The vote ratifying the appointment of Arthur Andersen LLP as independent auditors was 2,325,851 shares for, 2,000 shares against and zero shares abstained.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               MOTHERS WORK, INC.

Date: May 10, 2001                     By:         /s/ Dan W. Matthias
                                             --------------------------------
                                                     Dan W. Matthias
                                                 Chief Executive Officer
                                                           and
                                                 Chairman of the Board


Date: May 10, 2001                     By:        /s/ Michael F. Devine, III
                                             -----------------------------------
                                                 Michael F. Devine, III
                                                 Chief Financial Officer
                                                           and
                                                Vice President - Finance