Form 10-Q
period 2001-06-30
MOTHERS WORK INC
filed 2001-08-10
CIK 896985

Securities and Exchange Commission
                             Washington, D.C. 20549
                               ------------------
                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended      June 30, 2001

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                        to
                              ------------------------  ----------------------

Commission file number           0-21196

                               Mothers Work, Inc.
             (Exact name of registrant as specified in its charter)

          Delaware                                         13-3045573
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

456 North 5th Street, Philadelphia, Pennsylvania             19123
(Address of principal executive offices)                   (Zip code)

Registrant's telephone number, including area code       (215) 873-2200



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

--------------------------------------------------------------------------------
Common Stock, $.01 par value - 3,453,910 shares outstanding as of August 7, 2001
--------------------------------------------------------------------------------

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements



                        MOTHERS WORK, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                                                     June 30,    September 30,
                    ASSETS                                                             2001          2000
                                                                                    ---------    -------------
                                                                                   (unaudited)
Current Assets:
      Cash and cash equivalents                                                     $   1,980     $   3,076
      Trade receivables                                                                 3,022         3,833
      Inventories                                                                      70,178        75,747
      Deferred income taxes                                                             3,851         3,851
      Prepaid expenses and other current assets                                         3,281         3,040
                                                                                    ---------     ---------
                   Total current assets                                                82,312        89,547

Property, Plant and Equipment, net                                                     45,034        44,260
Other Assets:
      Goodwill, net of accumulated amortization of $13,827 and $12,300                 30,414        32,093
      Deferred financing costs, net of accumulated amortization of
          $2,663 and $2,289                                                             1,765         2,139
      Other intangible assets, net of accumulated amortization of $1,927
          and $2,144                                                                    1,126         1,045
      Deferred income taxes                                                             7,008         9,821
      Other assets                                                                        617           681
                                                                                    ---------     ---------
                   Total other assets                                                  40,930        45,779
                                                                                    ---------     ---------

                                                                                    $ 168,276     $ 179,586
                                                                                    =========     =========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
      Line of credit                                                                $  14,879     $  30,548
      Current portion of long-term debt                                                   404           543
      Accounts payable                                                                 14,518        15,445
      Accrued expenses and other current liabilities                                   15,288        13,327
                                                                                    ---------     ---------
                   Total current liabilities                                           45,089        59,863

Long-Term Debt                                                                         96,010        96,088
Accrued Dividends on Preferred Stock                                                    7,155         6,037
Deferred Rent                                                                           5,104         4,848

Stockholders' Equity:
      Series A Cumulative convertible preferred stock, $.01 par value, $280.4878 stated value, 2,000,000 shares authorized, 41,000 shares issued and
          outstanding (liquidation value of $11,500,000)                               11,500        11,500
      Series B Junior participating preferred stock, $.01 par value,
          10,000 shares authorized, none outstanding                                       --            --
      Common stock, $.01 par value, 10,000,000 shares authorized,
          3,453,910 and 3,451,770 shares issued and outstanding                            34            34
      Additional paid-in capital                                                       26,220        26,203
      Accumulated deficit                                                             (22,836)      (24,987)
                                                                                    ---------     ---------
                   Total stockholders' equity                                          14,918        12,750
                                                                                    ---------     ---------

                                                                                    $ 168,276     $ 179,586
                                                                                    =========     =========

   The accompanying notes are an integral part of these financial statements.

                        MOTHERS WORK, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                  (unaudited)


                                                  Three Months Ended       Nine Months Ended
                                                       June 30,                 June 30,
                                                 --------------------     ---------------------
                                                   2001         2000        2001         2000
                                                 --------     -------     --------     --------
Net sales                                        $103,970     $98,495     $295,669     $274,043

Cost of goods sold                                 49,743      49,061      148,473      137,678
                                                 --------     -------     --------     --------


             Gross profit                          54,227      49,434      147,196      136,365

Selling, general and administrative expenses       43,565      39,997      129,810      115,470
                                                 --------     -------     --------     --------

             Operating income                      10,662       9,437       17,386       20,895

Interest expense                                    3,584       3,964       11,298       11,913
                                                 --------     -------     --------     --------

             Income before income taxes             7,078       5,473        6,088        8,982

Income tax provision                                3,282       2,506        2,813        4,078
                                                 --------     -------     --------     --------

Net income                                          3,796       2,967        3,275        4,904

Dividends on preferred stock                          373         347        1,118        1,042
                                                 --------     -------     --------     --------

Net income available to common stockholders      $  3,423     $ 2,620     $  2,157     $  3,862
                                                 ========     =======     ========     ========

Income per share - basic                         $   0.99     $  0.76     $   0.62     $   1.12
                                                 ========     =======     ========     ========
Average shares outstanding - basic                  3,454       3,450        3,454        3,440
                                                 ========     =======     ========     ========


Income per share - diluted                       $   0.95     $  0.72     $   0.60     $   1.06
                                                 ========     =======     ========     ========
Average shares outstanding - diluted                3,594       3,652        3,599        3,654
                                                 ========     =======     ========     ========


 The accompanying notes are an integral part of these financial statements.

                        MOTHERS WORK, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                Nine Months Ended
                                                                                     June 30,
                                                                              ---------------------
                                                                                2001         2000
                                                                              --------     --------
Cash flows from operating activities:
Net income                                                                    $  3,275     $  4,904
Adjustments to reconcile net income to
  net cash provided by operating activities:
     Depreciation and amortization                                               8,967        8,510
     Deferred taxes                                                              2,813        3,965
     Amortization of deferred financing costs                                      374          356
     Accretion of debt discount                                                    143          128
     Provision for deferred rent                                                   256          437

Changes in assets and liabilities:
     (Increase) decrease in -
          Trade receivables                                                        811         (351)
          Inventories                                                            5,569        2,229
          Prepaid expenses and other assets                                       (177)          50
     Increase (decrease) in -
          Accounts payable, accrued expenses and other current liabilities        (692)         329
                                                                              --------     --------

                     Net cash provided by operating activities                  21,339       20,557
                                                                              --------     --------

Cash flows from investing activities:
Purchase of property and equipment                                              (8,116)     (12,384)
Increase in intangibles                                                           (360)         223
                                                                              --------     --------
                     Net cash used in investing activities                      (8,476)     (12,161)
                                                                              --------     --------

Cash flows from financing activities:
Decrease in line of credit and cash overdrafts, net                            (13,616)      (7,464)
Repurchase of common stock                                                          --         (179)
(Repayments) increase of long-term debt                                           (360)         214
Proceeds from exercise of options                                                   17          199
                                                                              --------     --------
                     Net cash used in financing activities                     (13,959)      (7,230)
                                                                              --------     --------

Net (decrease) increase in cash and cash equivalents                            (1,096)       1,166
Cash and cash equivalents, beginning of period                                   3,076        1,140
                                                                              --------     --------
Cash and cash equivalents, end of period                                      $  1,980     $  2,306
                                                                              ========     ========


Supplemental disclosures of cash flow information:
          Cash paid for interest                                              $  8,049     $  8,565
                                                                              ========     ========
          Cash paid for income taxes                                          $    345     $    262
                                                                              ========     ========
          Capital lease obligations incurred                                  $     --     $    511
                                                                              --------     --------

   The accompanying notes are an integral part of these financial statements.

                        MOTHERS WORK, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (unaudited)

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

2.  STOCK OPTIONS AND WARRANTS
During the quarter ended June 30, 2001, a total of 18,500 options were granted to certain employees for the purchase of the Company's common stock at prices not less than the fair market value of the Company's common stock on the date of grant.

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

4.  EARNINGS PER SHARE ("EPS")
Basic EPS is computed by dividing net income available to common stockholders by the weighted average number of outstanding common shares. Diluted EPS is computed based upon the weighted average number of outstanding common shares, after giving effect to the potential dilutive effect from the assumed exercise of stock options and warrants as well as the assumed conversion of dilutive preferred stock.

The following summarizes those effects for the diluted EPS calculation (in thousands, except per share amounts):

                                     For the Three Months Ended    For the Three Months Ended
                                           June 30, 2001                  June 30, 2000
                                     ---------------------------   ----------------------------
                                                        Earnings                      Earnings
                                     Income   Shares   Per Share   Income   Shares   Per Share
                                     ------   ------   ---------   ------   ------   ---------
Basic EPS                            $3,423    3,454    $ 0.99     $2,620    3,450    $  0.76
                                                        ======                        =======
Incremental shares from the
  assumed exercise of outstanding
  stock options and warrants             --      140                   --      202
                                     ------    -----               ------    -----
Diluted EPS                          $3,423    3,594    $ 0.95     $2,620    3,652    $  0.72
                                     ======    =====    ======     ======    =====    =======

                        MOTHERS WORK, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (unaudited)


                                     For the Nine Months Ended     For the Nine Months Ended
                                            June 30, 2001                June 30, 2000
                                     ---------------------------   ---------------------------
                                                       Earnings                      Earnings
                                     Income    Shares  Per Share   Income   Shares   Per Share
                                     ------    ------  ---------   ------   ------   ---------
Basic EPS                            $2,157    3,454    $ 0.62     $3,862    3,440    $ 1.12
                                                        ======                        ======

Incremental shares from the
  assumed exercise of outstanding
  stock options and warrants             --      145                   --      214
                                     ------    -----               ------    -----
Diluted EPS                          $2,157    3,599    $ 0.60     $3,862    3,654    $ 1.06
                                     ======    =====    ======     ======    =====    =======


Options to purchase 947,335 and 272,740 shares were outstanding as of June 30, 2001 and 2000, respectively, but were not included in the computation of diluted EPS as their effect would have been antidilutive. Additionally, the 41,000 shares of Series A Cumulative Convertible Preferred Stock (the "Series A Preferred Stock"), currently convertible into 410,000 shares of common, were determined to be antidilutive and therefore excluded from the EPS computation. The antidilutive options and Series A Preferred Stock could potentially dilute EPS in the future.

5. RECLASSIFICATIONS
Certain prior year balances in the financial statements have been reclassified to conform with the current year presentation.


6.  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities were comprised of the following (in thousands):

                                            June 30, 2001      September 30, 2000
                                            -------------      ------------------
     Salaries, wages and employee benefits    $ 4,025                $ 5,078
     Interest                                   5,025                  2,293
     Other                                      6,238                  5,956
                                              -------                -------
                                              $15,288                $13,327
                                              =======                =======

Interest payments on the $92,000,000 of 12 5/8% Senior Unsecured Exchange Notes due 2005 (the "Notes") are made semiannually in February and August.

                        MOTHERS WORK, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (unaudited)

7. RESTRUCTURING CHARGES
In 1998, the Company announced that all of its non-maternity Episode stores would be closed or converted into maternity clothing stores. In connection with the closure, the Company recorded charges totaling $20.9 million ($13.8 million net of a tax benefit of $7.1 million) which were reflected as cost of goods sold ($10.3 million) and restructuring charges ($10.6 million). The 1998 restructuring costs were comprised of $2.9 million of legal and other fees associated with the transfer of leases, $7.3 million for losses on fixed assets and leasehold improvements, $0.2 million for severance and the remainder for other costs. During fiscal 1999, the Company recorded charges of $3.6 million against the reserve which included $2.0 million of charges to settle purchase commitments for inventory and leasehold improvements and $1.6 million of costs incurred to settle lease transfers. During fiscal 2000, the Company finalized its remaining lease transfer and incurred costs for miscellaneous related matters associated with this divestiture and to settle inventory purchase commitments. At September 30, 2000, $0.3 million of the restructuring costs remained in accrued expenses including $0.2 million of legal and other fees related to the final lease transfer and $0.1 million to settle vendor disputes. For the nine months ended June 30, 2001, the Company has charged $0.1 million against the reserve for legal fees related to the lease transfer and settlement of a vendor dispute, leaving a balance of $0.1 million for any outstanding fees.

8. BUSINESS  COMBINATIONS

On June 29, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards number 141, "Business Combinations" ("SFAS No. 141"), and SFAS No. 142, "Goodwill and other Intangible Assets." SFAS No. 141 requires that all business combinations consummated after June 30, 2001 be accounted for under the purchase method of accounting. SFAS No. 142 provides for the discontinuance of amortization of goodwill effective January 1, 2002, and establishes methodologies for determining the impairment of the carrying value of goodwill. During the nine months ended June 30, 2001 and 2000, the Company recorded goodwill amortization of $1.7 million and $1.7 million, respectively. Management is currently evaluating the methodologies for determining the impairment of the carrying value of goodwill. Any adjustments as a result of the new impairment tests will be recorded as a cumulative effect of a change in accounting principle effective October 1, 2001. Net unamortized goodwill at June 30, 2001 was $30.4 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The following tables set forth certain operating data as a percentage of net sales and as a percentage change for the periods indicated:


                                                                             % Period to Period
                                                                              Increase (Decrease)
                                           Percentage of Net Sales     --------------------------------
                                       ------------------------------    Three Months     Nine Months
                                           Three             Nine           Ended            Ended
                                        Months Ended     Months Ended      June 30,         June 30,
                                          June 30,         June 30,          2001             2001
                                       --------------  --------------    Compared to      Compared to
                                        2001    2000     2001    2000        2000             2000
                                       ------  ------   ------  ------ ---------------  ---------------
     Net sales                         100.0%  100.0%   100.0%  100.0%       5.6%              7.9%
     Cost of goods sold                 47.8    49.8     50.2    50.2        1.4               7.8
                                       -----   -----    -----   -----

     Gross profit                       52.2    50.2     49.8    49.8        9.7               7.9
     Selling, general and
          Administrative expenses       42.0    40.6     43.9    42.2        8.9              12.4
                                       -----   -----    -----   -----

     Operating income                   10.3     9.6      5.9     7.6       13.0             (16.8)
     Interest expense                    3.5     4.0      3.8     4.3       (9.6)             (5.2)
                                       -----   -----    -----   -----

     Income before taxes                 6.8     5.6      2.1     3.3       29.3             (32.2)
     Income tax provision                3.1     2.6      1.0     1.5       31.0             (31.0)
                                       -----   -----    -----   -----


     Net income                          3.7     3.0      1.1     1.8       27.9             (33.2)
                                       =====   =====    =====   =====


The following table sets forth certain information concerning the number of Company-owned stores and leased departments for the three months ended June 30:

                                             2001                               2000
                             --------------------------------     -------------------------------
                              Maternity     Leased                Maternity    Leased
                               Stores    Departments    Total      Stores    Departments    Total
                              ---------  -----------   ------     ---------  -----------    -----
     Beginning of period         618         133         751         572         97          669

                  Opened          15           1          16          15         --           15

                  Closed          (2)         --          (2)         --         (1)          (1)
                                ----         ---        ----         ---        ---         ----

           End of period         631         134         765         587         96          683
                                ====         ===        ====         ===        ===         ====

Three Months Ended June 30, 2001 and 2000

Net Sales
Net sales of $104.0 million for the third quarter of fiscal 2001 were $5.5 million (5.6%) higher than the $98.5 million reported for the third quarter of fiscal 2000. The sales increase reflects primarily the incremental revenues generated by the 82 net maternity locations opened since June 30, 2000 and growth in our Internet business. Comparable store sales during the third quarter of fiscal 2001 decreased 2.0% (based on 638 locations) compared to an increase of 7.7% (based on 556 locations) for the quarter ended June 30, 2000. The decline in comparable store sales is primarily due to the difficult retail environment and the resulting lower consumer confidence.

Gross Profit
Third quarter fiscal 2001 gross profit increased by $4.8 million (9.7%) to $54.2 million (52.2% of sales) compared to $49.4 million (50.2% of sales) for the third quarter of fiscal 2000 due principally to increased sales. Specific focus on product sourcing in recent months has resulted in lower product costs and improved margins.

Selling, General and Administrative Expenses
Selling, general and administrative expenses for the third quarter of fiscal 2001 increased by $3.6 million (8.9%) to $43.6 million from $40.0 million for the third quarter of fiscal 2000. Store wages and related benefit costs increased by $0.7 million and rent was $1.8 million higher in conjunction with the new store openings since June 30, 2000. Operating expenses increased from 40.6% to 42.0% of net sales due principally to the negative comparable store sales during the three months ended June 30, 2001.

Operating Income
Operating income improved to $10.7 million (10.3% of net sales) in the third quarter of fiscal 2001 compared to $9.4 million (9.6% of net sales) in the third quarter of fiscal 2000. The increase in operating income is principally a result of the additional new store sales and 200 basis point improvement in gross profit rate.

Interest Expense
Interest expense was lower by $0.4 million for the third quarter of fiscal 2001 compared to the same period in fiscal 2000. The Company reduced its average borrowings under the $56.0 million working capital facility (the "Working Capital Facility") by $8.4 million to $21.2 million for the quarter ended June 30, 2001 from $29.6 million for the quarter ended June 30, 2000 by financing more of its activities with cash from operations. The effective interest rate on borrowings decreased to 7.0% for the third quarter of fiscal 2001 from 8.8% for the third quarter of fiscal 2000.

Income Taxes
The effective income tax rate was 46.4% in the third quarter of fiscal 2001 compared to 45.8% in the third quarter of fiscal 2000. The increase in the tax rate was primarily due to the relationship of non-deductible goodwill amortization to income before income taxes.

Nine Months Ended June 30, 2001 and 2000

Net Sales
Net sales of $295.7 million in the first nine months of fiscal 2001 were $21.6 million (7.9%) higher than sales of $274.0 million in the first nine months of fiscal 2000. The sales increase reflects primarily the incremental revenues generated by the new store locations opened in the last twelve months in addition to strong Internet sales. Comparable store sales during the first nine months of fiscal 2001 decreased 1.0% (based on 607 locations) compared to an increase of 8.8% (based on 533 locations) for the nine months ended June 30, 2000. The difficult retail environment combined with adverse weather conditions negatively impacted comparable store sales.

Gross Profit
Gross profit in the first nine months of fiscal 2001 was $10.8 million (7.9%) higher than the $136.4 million gross profit in the first nine months of fiscal 2000 reflecting the increased sales volume. As a percentage of net sales, gross profit remained constant at 49.8%. During fiscal 2001, gross margin improvements made in the second quarter were offset by the $1.2 million non-cash overhead allocation charge taken to cost of sales in the first quarter.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $14.3 million or 12.4% in fiscal 2001 compared to 2000 and, as a percentage of net sales, increased from 42.2% to 43.9%. The increase was primarily due to $4.6 million increase in store wages and related benefit costs in addition to increased store rents by $5.1 million, which were in-line with the new store expansions and additions. Initiatives taken in February 2001 to reduce store level wage-related expenses have served to limit the Company's increasing operating expenditures.

Operating Income
Operating income was $17.4 million in the first nine months of fiscal 2001 compared to $20.9 million in the first nine months of fiscal 2000. The decrease in operating income is reflective of higher operating expenses, principally wage and rent expenses associated with the new store locations, as well as the $1.2 million non-cash overhead allocation charge taken to cost of sales during the first quarter of fiscal 2001.

Interest Expense
Interest expense was lower by $0.6 million in the first nine months of fiscal 2001 compared with the first nine months of fiscal 2000. The Company reduced its average borrowings under the $56.0 million working capital facility (the "Working Capital Facility") by $7.2 million to $27.4 million for the nine months ended June 30, 2001 from $34.6 million for the nine months ended June 30, 2000. The effective interest rate on borrowings was 8.3% for the first nine months of fiscal 2001 compared to 8.5% for the first nine months of fiscal 2000.

Income Taxes
The effective income tax rate was 46.2% in the first nine months of fiscal 2001 compared to 45.4% in the first nine months of fiscal 2000. The change in the effective income tax rate was primarily due to the relationship of non-deductible goodwill to pre-tax earnings.


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

LIQUIDITY AND CAPITAL RESOURCES
During the third quarter of fiscal 2001, the Company's primary sources of working capital were provided by the $24.5 million of cash flows from operations. Effective November 2000, interest on the Working Capital Facility was reduced by 25 basis points to the lender's prime rate. At any time, the Company at its option may elect an alternative rate for all or part of the direct borrowings outstanding at a rate of LIBOR plus 200 basis points (also reflecting a 25 basis point reduction on LIBOR borrowings made after November
2000). Amounts available for direct borrowings, net of letters of credit outstanding, are limited to the lesser of (a) the unused portion of the Working Capital Facility or (b) the Aggregate Adjusted Availability ("AAA"), as defined in the agreement as a percentage of eligible inventory, equipment, fixtures and cash. There are no financial covenant requirements in the agreement unless the AAA falls below $10.0 million. In the event that the AAA were to fall below $10.0 million, the Company would have to achieve a Minimum Cash Flow, as defined in the agreement, of not less than zero. During the first nine months of fiscal 2001 and 2000, the Company exceeded the AAA minimum. As of June 30, 2001, outstanding borrowings under the Working Capital Facility consisted of $14.9 million in direct borrowings and $3.7 million in letters of credit with available borrowings of $29.8 million compared to $26.1 million of direct borrowings and $3.0 million in letters of credit with available borrowings of $20.0 million as of June 30, 2000. In addition to the direct borrowings, the Company has a $4.0 million standby letter of credit outstanding as collateral for an Industrial Revenue Bond.

The Company's cash needs have been primarily for debt service and capital expenditures. For the first nine months of fiscal 2001, the Company spent $6.5 million on furniture, fixtures, and leasehold improvements for new store facilities and improvements to existing stores, in addition to $1.6 million for corporate additions and other assets. In comparison, $12.4 million was spent on store facilities for the first nine months of fiscal 2000 with a greater amount expended on remodeling and expanding existing stores.

Cash flows from operations increased by $3.9 million to $24.5 million for the first nine months of fiscal 2001 compared to $20.6 million for the first nine months of fiscal 2000. Cash flow improvements as reflected by the $3.3 million reduction in inventory levels along with a $1.2 million decrease in receivables and a $2.2 million increase in accounts payable and accruals, were offset, in part, by a $1.6 million decrease in net income, and a $1.2 million decrease in deferred income taxes during the nine months ended June 30, 2001.

Funds utilized by financing activities were $14.0 million for the nine months ended June 30, 2001 compared to $7.2 million of funds utilized during the nine months ended June 30, 2000. The Company reduced its direct borrowings under the Working Capital Facility and cash overdrafts by a net of $13.6 million for the first nine months of fiscal 2001 compared to $7.5 million for the first nine months of fiscal 2000.

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

At June 30, 2001, the principal components of the Company's debt portfolio are the $92 million of Senior Unsecured Exchange Notes due 2005 (the "Notes") and the $56.0 million working capital facility (the "Working Capital Facility"), both of which are denominated in US dollars. The Notes bear interest at a fixed rated of 12 5/8%, and the Working Capital Facility bears interest at a variable rate which, at June 30, 2001, was approximately 6.75%. While a change in interest rates would not affect the interest incurred or cash flow related to the fixed portion of the debt portfolio, the Debt Value would be affected. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the value of the financial instrument.

The sensitivity analysis as it relates to the fixed portion of the Company's debt portfolio assumes an instantaneous 100 basis point move in interest rates from their levels at June 30, 2000 with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the value of the debt by $0.9 million at June 30, 2001. Conversely, a 100 basis point decline in market interest rates would cause the debt value to increase by $0.9 million at June 30, 2001.

Based on the variable rate debt included in the Company's debt portfolio at June 30, 2001, a 100 basis point increase in interest rates would result in an additional $0.1 million of interest incurred for the period. A 100 basis point decrease would correspondingly lower interest expense for the period by $0.1 million.

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

         None.

     (b) Reports on Form 8-K.

         None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          MOTHERS WORK, INC.

Date: August 7, 2001              By:        /s/ Dan W. Matthias
                                      ----------------------------------
                                               Dan W. Matthias
                                           Chief Executive Officer
                                                     and
                                            Chairman of the Board


Date: August 7, 2001              By:     /s/ Michael F. Devine, III
                                      --------------------------------------
                                            Michael F. Devine, III
                                            Chief Financial Officer
                                                      and
                                          Sr. Vice President - Finance