Form 10-K/A
period 2000-09-30
MOTHERS WORK INC
filed 2001-12-17
CIK 896985

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

                                 Amendment No. 1



 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended September 30, 2000

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission file number  0-21196

                               Mothers Work, Inc.
             (Exact name of registrant as specified in its charter)

           Delaware                                     13-3045573
(State or other jurisdiction of             (IRS Employer Identification No.)
incorporation or organization)

     456 North Fifth Street, Philadelphia, PA             19123
     (Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code (215) 873-2200

Securities registered pursuant to Section 12(b) of the Act:

         Title of each class         Name of each exchange on which registered
         -------------------         -----------------------------------------
              NONE                                     N/A

Securities registered pursuant to
Section 12(g) of the Act:             Common Stock, par value $.01 per share
                                      --------------------------------------
                                                 (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [_].

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

================================================================================

                                     PART I.


                                EXPLANATORY NOTE

     The purpose of this amendment is to amend Items 6, 7, 8 and 14.


ITEM 1.  Business

General

     Mothers Work, Inc. ("Mothers Work" or the "Company")(1) is the largest designer, manufacturer and retailer of maternity clothing in the United States. The Company is incorporated under the laws of the State of Delaware and entered into the maternity apparel business in 1982. Its principal executive offices and production facility are located at 456 North Fifth Street, Philadelphia, Pennsylvania 19123 and its telephone number is (215) 873-2200.

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

----------

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

                            Summary of Store Concepts

==================================================================================================================================
                                                                                Average Store
       Store            Description of          Product          General            Size
      Concept          Target Location        Description      Price Range      (square feet)         Comparable Retailers
----------------------------------------------------------------------------------------------------------------------------------
A Pea in the Pod    High-end regional      Bridge, high         $70 - $450          2,400       Bergdorf Goodman, Neiman Marcus,
                    malls and affluent     fashion                                              Saks Fifth Avenue, and Barney's
                    residential areas
----------------------------------------------------------------------------------------------------------------------------------
Mimi Maternity      High-end regional      Fashion-forward,     $58 - $208          1,600       Boomingdales, Gap, Old Navy,
                    malls                  contemporary                                         Nordstrom's, Ann Taylor, and
                                                                                                Banana Republic
----------------------------------------------------------------------------------------------------------------------------------
Motherhood          Moderate regional      Value-oriented,       $9 - $59           1,300       Macy's, Sears, J.C. Penney,
                    malls and department   mostly casual                                        Mervyn's, Lerners, iMaternity,
                    stores                 basics; key items                                    Mothertime, Dan Howard, Target,
                                                                                                K Mart, Kohl's and Wal-Mart
----------------------------------------------------------------------------------------------------------------------------------
Motherhood          Factory-direct outlet  Fashion at            $7 - $59           2,000       Neiman Marcus' Last Call,
Maternity Outlets   malls and centers      marked-down                                          Nordstrom Off the Rack, Saks
                                           prices                                               Fifth Avenue Clearinghouse, and
                                                                                                outlets for Ann Taylor, Polo,
                                                                                                Donna Karan, Liz Claiborne, J.
                                                                                                Crew and Brooks Brothers
==================================================================================================================================

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

Advertising, Marketing and Strategic Alliances

     The Company's advertising and promotion efforts leverage in-store marketing utilizing store windows, prenatal consumer-targeted advertising for the Motherhood, Mimi Maternity, A Pea in the Pod, Mimi Essentials, Motherhood Nursing and MaternityMall.com brands. Key prenatal magazines in which the Company advertises include Shape Fit Pregnancy, Pregnancy and American Baby magazines. A Pea in the Pod and Mimi Maternity are also advertised in fashion magazines such as Vogue and In Style. In addition, the Company produces and distributes maternity brochures quarterly to obstetric and gynecological offices as well as upon direct requests to customers, doctors' offices and hospitals. Nursing products are offered through a mail order catalog as well as marketed in Motherhood ads. Strategic alliance partners offer additional brand visibility through well-negotiated business agreements to increase mutual brand visibility. During fiscal 2001, the Company plans to continue to increase its investment in advertising and marketing; however, there can be no assurances that these increased investments will result in increased sales or profitability.

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

Executive Officers of the Company

     The executive officers of the Company are as follows:

     Name                         Age      Position
     ----                         ---      --------
     Dan W. Matthias              57       Chairman of the Board and Chief Executive Officer
     Rebecca C. Matthias          47       President, Chief Operating Officer and Director
     Michael F. Devine, III       42       Chief Financial Officer and Vice President - Finance
     Donald W. Ochs               59       Senior Vice President - Operations
     Vana Longwell                54       Senior Vice President - Merchandising
     Frank C. Mullay              49       Senior Vice President - Stores

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

                                                                                   Year Ended September 30
                                                              --------------------------------------------------------------------
                                                                  2000          1999          1998           1997          1996
                                                              ----------    ----------    ----------     ----------     ----------
                                                                       (in thousands, except per share and operating data)
Income Statement Data:
   Net sales ..............................................   $  366,283    $  299,735    $  298,991     $  246,934     $  199,180
   Cost of goods sold .....................................      183,300       150,402       158,047        113,886         88,417
                                                              ----------    ----------    ----------     ----------     ----------
     Gross profit .........................................      182,983       149,333       140,944        133,048        110,763
   Selling, general and administrative expenses ...........      157,809       127,390       139,322        124,495         95,395
   Restructuring and non-recurring charges ................           --            --        10,635          5,617             --
                                                              ----------    ----------    ----------     ----------     ----------
     Operating income (loss) ..............................       25,174        21,943        (9,013)         2,936         15,368
   Interest expense .......................................       15,877        15,132        15,181         13,252         12,636
                                                              ----------    ----------    ----------     ----------     ----------
     Income (loss) before income taxes ....................        9,297         6,811       (24,194)       (10,316)         2,732
   Income tax provision (benefit) .........................        4,249         3,424        (7,477)        (2,677)         1,828
                                                              ----------    ----------    ----------     ----------     ----------
   Net income (loss) ......................................        5,048         3,387       (16,717)        (7,639)           904
   Preferred dividends ....................................        1,389         1,251         1,168          1,088            978
                                                              ----------    ----------    ----------     ----------     ----------
   Net income (loss) available to common stockholders .....   $    3,659    $    2,136    $  (17,885)    $   (8,727)    $      (74)
                                                              ==========    ==========    ==========     ==========     ==========
Income (loss) per share-basic: (1)
     Income (loss) per share ..............................   $     1.06    $     0.60    $    (5.00)    $    (2.45)    $    (0.02)
     Weighted average common shares outstanding ...........        3,443         3,538         3,577          3,563          3,269
Income (loss) per share-assuming dilution: (1)
     Income (loss) per share ..............................   $     1.01    $     0.57    $    (5.00)    $    (2.45)    $    (0.02)
     Weighted average common shares outstanding ...........        3,641         3,754         3,577          3,563          3,269

Operating Data:
   Same-store sales increase (2) ..........................          8.3%         12.9%         13.4%           4.3%           8.0%
   Average net sales per gross square foot (3) ............   $      390    $      382    $      354     $      338     $      333
   Average net sales per store (3) ........................   $  545,000    $  521,000    $  464,000     $  508,000     $  452,000
   At end of period:
   Number of stores (4) ...................................          703           625           583            587            468
   Gross square footage ...................................      864,000       852,000       738,000        820,000        720,000

                                                                                         September 30
                                                              --------------------------------------------------------------------
                                                                  2000          1999          1998           1997          1996
                                                              ----------    ----------    ----------     ----------     ----------
                                                                                         (in thousands)
Balance Sheet Data:
   Working capital ........................................   $   29,684    $   24,021    $   23,614     $   32,083     $   37,435
   Total assets ...........................................      179,586       177,608       172,469        171,718        164,613
   Total debt .............................................      127,179       128,661       119,982        108,112        103,998
   Stockholders' equity ...................................       12,750         9,068         8,750         26,380         35,107


----------
(1)  See Note 1 of "Notes to Consolidated Financial Statements."

(2)  Based on stores opened at least 24 months in their current store format.

(3)  Based on locations in operation during the entire fiscal year.

(4) September 30, 1998 excludes 30 Episode stores which, while owned by the Company, were operated by a liquidator.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The following tables set forth the percentages that the items in the Company's Consolidated Statements of Operations bear to net sales:

                                                    2000       1999       1998
                                                    ----       ----       ----
Net sales.......................................   100.0%     100.0%     100.0%
Cost of goods sold..............................    50.0       50.2       52.9
                                                   -----      -----      -----
    Gross profit................................    50.0       49.8       47.1
Selling, general and
        administrative expenses.................    43.1       42.5       46.6
Restructuring charges...........................      --         --        3.5
                                                   -----      -----      -----
    Operating income (loss).....................     6.9        7.3       (3.0)
Interest expense................................     4.3        5.0        5.1
                                                   -----      -----      -----
Income (loss) before income taxes (benefit).....     2.6        2.3       (8.1)
Income tax provision (benefit)..................     1.2        1.2       (2.5)
                                                   -----      -----      -----
Net income (loss)...............................     1.4%       1.1%      (5.6)%
                                                   =====      =====      =====

     The following table sets forth certain information representing growth in the number of stores and leased maternity departments for the periods indicated:

                                         Year Ended September 30
                                      ----------------------------
                                      2000        1999        1998
                                      ----        ----        ----
Stores:
Beginning of period..............     625         613         587
    Opened.......................      82          94          80
    Closed.......................      (4)        (82)        (54)
                                      ---         ---         ---
End of period....................     703         625         613
                                      ===         ===         ===

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

     Included in the accompanying Consolidated Statements of Operations for fiscal 1998 were the following amounts related to the Episode stores (in thousands):

Revenues..................................      $45,684
Cost of goods sold*.......................       39,275
Gross profit .............................        6,409
Contribution margin (loss)*...............      (22,451)
Restructuring charges ....................       10,635

* Cost of goods sold for 1998 included $10,290,000 of write-downs of inventory related to the Episode closing. Contribution margin is comprised of gross profit less cost of store operations, royalties and certain related expenses.

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


     Gross Profit. Gross profit increased by $33.7 million, or 22.5%, to $183.0 million in fiscal 2000 primarily reflective of the higher sales volume. As a percentage of net sales, margins improved to 50.0% in fiscal 2000 compared to 49.8% in fiscal 1999. Improvements made to reduce vendor costs, tighter controls over managing inventory levels and lower shipping costs served to strengthen margins in fiscal 2000.


     Selling, General & Administrative Expenses. Selling, general and administrative expenses increased by $30.4 million or 23.9% in fiscal 2000 compared to fiscal 1999. The increase in operating expenses was primarily due to an increase in wages and benefit related costs of $15.2 million, an increase in store rents of $5.6 million and an increase in depreciation and amortization of $1.3 million, all of which were in-line with new store expansions. Operating expenses as a percentage of net sales, increased from 42.5% to 43.1% principally due to higher store wages and related benefits.

     Operating Income. Operating income for fiscal 2000 improved to $25.2 million (6.9% of net sales) compared to $21.9 million (7.3% of net sales) in fiscal 1999. The increase of $3.3 million is primarily reflective of higher sales volume.

     Interest Expense. Interest expense increased by $0.7 million in fiscal 2000 compared to fiscal 1999, reflecting higher average borrowings under the Company's working capital facility at a higher effective interest rate. Average borrowings and the corresponding effective interest rates were $33.7 million at 8.6% and $27.0 million at 7.7% in fiscal 2000 and 1999, respectively.

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

     Selling,   General  &  Administrative   Expenses.   Selling,   general  and
administrative expenses decreased by $11.9 million, or 8.6% in fiscal 1999 compared to fiscal 1998 and, as a percentage of net sales, decreased from 46.6% to 42.5%. The decrease was primarily due to the elimination of operating expenses relative to the closure of the Episode stores ($26.4 million in fiscal 1998, none in fiscal 1999) which more than offset the increase in maternity related operating expenses. Overall, wages and benefit related costs for the Company were lower by $2.7 million, store rents decreased by $5.5 million and depreciation and amortization decreased by $1.6 million in fiscal 1999. The decrease in selling, general and administrative expenses as a percentage of sales was a function of large increases in comparable store sales combined with an effort to better control costs.


     Closing and Restructuring Costs. During fiscal 1998, the Company announced that all of its Episode stores, which featured non-maternity women's apparel, would be closed or converted into maternity clothing stores. In connection with the closures and conversions, the Company recorded charges totaling $20.9 million ($13.8 million net of tax benefit of $7.1 million) which were reflected in the accompanying Consolidated Statements of Operations as cost of goods sold ($10.3 million) and restructuring charges ($10.6 million). The charges recorded to cost of goods sold related to inventory purchase commitments and inventory write-downs based on estimated liquidation values. Approximately 159 employees were expected to be terminated as part of the restructuring plan, which consisted of 15 corporate employees and 144 store employees. The restructuring charges were comprised of $2.9 million of legal fees and expenses, lease buy-out features, and other known costs associated with the transfer of leases, $7.3 million for losses on fixed assets and leasehold improvements to be disposed of or sold (including leasehold improvement commitments), $0.2 million for severance, and the remainder for other miscellaneous costs associated with the closures and conversions such as additional legal fees and royalty payments. There were no fixed assets or leasehold improvements of the Episode division held and used by the Company subsequent to the Episode closure. All amounts recorded as restructuring charges associated with the write-downs of fixed assets and leasehold improvements were estimated based on the remaining net book value of the assets to be disposed of or sold, and the estimated sale proceeds. Depreciation and amortization associated with the fixed assets and leasehold improvements to be disposed of or sold were included in Selling, General and Administrative expenses up until the time the assets were available for sale (which approximates the timing of the actual disposal or sale of the assets) upon which the remaining net book value, net of any sale proceeds, was recorded against the restructuring charges. Prior to September 30, 1998, the Company closed and converted 21 store locations and terminated 69 employees, to whom the $0.2 million in accrued severance was paid out and charged against the liability. During the first quarter of fiscal 1999, the Company sold 24 stores (of the remaining 30 stores as of September 30, 1998) to Wet Seal, Inc. and terminated 72 employees, to whom no severance was paid. The remaining 6 stores were closed within the six month period ended March 31, 1999. The Company hired a liquidating service to manage the remaining 6 store locations and liquidate the remaining inventory during this period. The remaining 18 employees, as planned, were terminated during the three-month period ended March 31, 1999. No severance was paid out related to the final tranche of employees terminated under the restructuring plan.

     At September 30, 1998, approximately $4.6 million of the restructuring costs (including charges recorded to cost of goods sold) remained in accrued expenses. Of the $4.6 million, $2.1 million related to losses on purchase commitments for inventory and leasehold improvements, $2.2 million related to legal fees and expenses, lease buy-out features, and other fees associated with the transfer of leases, and the remainder was for other miscellaneous charges. During fiscal 1999, the Company recorded charges of $3.6 million against the reserve which included $2.0 million of charges to settle inventory and leasehold improvement purchase commitments and $1.6 million of costs incurred to settle lease transfers. At September 30, 1999, approximately $1.0 million of the restructuring costs remained in accrued expenses. During fiscal 2000, the
Company finalized its remaining lease transfer and incurred costs for miscellaneous related matters associated with this divestiture and to settle inventory purchase commitments. At September 30, 2000, approximately $0.3 million of the restructuring costs remained in accrued expenses. It is expected that the full amount will be used for legal and other fees related to the final lease transfer.

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

     Interest Expense. Interest expense increased by $0.1 million in fiscal 1999 compared to fiscal 1998. The dollar increase was due to increased short-term borrowings under the line of credit.

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

Liquidity and Capital Resources

     In fiscal 2000, the Company's primary sources of working capital were the $18.6 million of cash flows from operations (an increase of $18.2 million over fiscal 1999) and borrowings under its $56.0 million working capital facility (the "Working Capital Facility"). The Working Capital Facility was amended and restated in April 2000 to increase borrowings to the current level from $44.0 million, to raise the annual capital expenditure limitation and to extend the maturity until September 15, 2004. The interest rate is based on the lender's prime plus 25 basis points. At any time, the Company at its option may elect an alternative rate for all or part of the direct borrowings outstanding at a rate of LIBOR plus 225 basis points. The blended rate for all borrowings under the facility at September 30, 2000 was approximately 9.0%. Amounts available for direct borrowings, net of letters of credit outstanding, are limited to the lesser of (a) the unused portion of the Working Capital Facility or (b) the Aggregate Adjusted Availability ("AAA"), as defined in the agreement as a percentage of eligible inventory and receivables. The Working Capital Facility 9s secured by a security interest in the Company's inventory, equipment, fixtures and cash. In addition to the direct borrowings, a $4.0 million standby letter of credit has been utilized in fiscal years 2000 and 1999 to collateralize the Company's Industrial Revenue Bond. There are no financial covenant requirements in the agreement unless the AAA falls below $10.0 million. In the event that the AAA were to fall below $10.0 million, the Company would have to achieve Minimum Cash Flow, as defined in the agreement, of not less than zero. During fiscal 2000 and 1999, the Company exceeded the AAA minimum. As of

September 30, 2000, the outstanding borrowings under the Working Credit Facility consisted of $30.5 million in direct borrowings and $3.0 million in letters of credit with available borrowings of $19.1 million compared to $32.0 million of direct borrowings and $0.4 million in letters of credit as of September 30, 1999. Additionally, in both fiscal years, the $4.0 million standby letter of credit was outstanding.

     In 1995, the Company sold 12 5/8% Senior Unsecured Exchange Notes due 2005 (the "Notes") with a face amount of $92.0 million. The Notes were issued at 97.934% of their face amount, resulting in an annual effective interest rate of 13.0%. Interest on the Notes is payable semiannually in cash on February 1st and August 1st. The Notes were issued by Mothers Work and are unconditionally guaranteed on a senior basis by its wholly-owned subsidiary (see Note 12 of Notes to the Consolidated Financial Statements). The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after August 1, 2000, at 106.25% of their face amount, plus accrued interest, declining ratably to 100% of their face amount on and after August 1, 2002, plus accrued interest.

     The Notes impose certain limitations on the ability of the Company to, among other things, incur additional indebtedness, pay dividends and enter into certain types of transactions. The most restrictive of these covenants limits the Company's ability to repurchase outstanding common stock.

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

Item 8.  Financial Statements and Supplementary Data


     The Company's consolidated financial statements appear at pages F-1 through F-21, as set forth in Item 14.


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

----------

          *Incorporated by reference.

(b)       Reports filed on Form 8-K during the last quarter of fiscal 2000:

          None.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to the Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Philadelphia, Commonwealth of Pennsylvania, on the 17th day of December, 2001.



                          By: /s/ Dan W. Matthias
                             ---------------------------------------------------
                                             Dan W. Matthias
                             Chairman of the Board and Chief Executive Officer

                         By: /s/ Michael F. Devine, III
                             ---------------------------------------------------
                                          Michael F. Devine, III
                             Chief Financial Officer, Vice President-Finance and
                                the principal financial and accounting officer

                        MOTHERS WORK, INC. AND SUBSIDIARY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




Report of Independent Public Accountants.......................     F-2

Consolidated Balance Sheets....................................     F-3

Consolidated Statements of Operations..........................     F-4

Consolidated Statements of Stockholders' Equity................     F-5

Consolidated Statements of Cash Flows..........................     F-6

Notes to Consolidated Financial Statements.....................     F-7 to F-21

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


                                                     ARTHUR ANDERSEN LLP

Philadelphia, PA
November 3, 2000
(except with respect to the
matter discussed in Note 18,
as to which the date is
October 17, 2001)

                        MOTHERS WORK, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                                                                                September 30,
                                                                                                         --------------------------
                                                                                                            2000             1999
                                                                                                         ---------        ---------
                                        ASSETS
Current Assets
      Cash and cash equivalents ..................................................................       $   3,076        $   1,140
      Trade receivables ..........................................................................           4,280            3,016
      Inventories ................................................................................          75,747           74,955
      Deferred income taxes ......................................................................           3,851            6,121
      Prepaid expenses and other current assets ..................................................           2,593            2,227
                                                                                                         ---------        ---------
                Total current assets .............................................................          89,547           87,459

Property, Plant and Equipment, net ...............................................................          44,260           39,611
Other Assets
      Goodwill, net of accumulated amortization of $12,300 and $10,084 ...........................          32,093           34,309
      Deferred financing costs, net of accumulated amortization of $2,289 and $1,808 .............           2,139            2,620
      Other intangible assets, net of accumulated amortization of $2,144 and $1,865 ..............           1,045            1,115
      Deferred income taxes ......................................................................           9,821           11,687
      Other non-current assets ...................................................................             681              807
                                                                                                         ---------        ---------
                Total other assets ...............................................................          45,779           50,538
                                                                                                         ---------        ---------
                                                                                                         $ 179,586        $ 177,608
                                                                                                         =========        =========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
      Line of credit .............................................................................       $  30,548        $  32,003
      Current portion of long-term debt ..........................................................             543              496
      Accounts payable ...........................................................................          15,445           17,461
      Accrued expenses and other current liabilities .............................................          13,327           13,478
                                                                                                         ---------        ---------
                Total current liabilities ........................................................          59,863           63,438

Long-Term Debt ...................................................................................          96,088           96,162
Accrued Dividends on Preferred Stock .............................................................           6,037            4,648
Deferred Rent ....................................................................................           4,848            4,292

Commitments and Contingencies (Note 11)
Stockholders' Equity
      Series A Cumulative preferred stock, $.01 par value, $280.4878 stated
           value, 2,000,000 shares authorized, 41,000 shares issued and outstanding
           (liquidation value of $11,500,000) ....................................................          11,500           11,500
      Series B Junior participating preferred stock, $.01 par value, 10,000 shares
           authorized, none outstanding ..........................................................              --               --
      Common stock, $.01 par value, 10,000,000 shares authorized, 3,451,770 and
           3,446,353 shares issued and outstanding ...............................................              34               34
      Additional paid-in-capital .................................................................          26,203           26,180
      Accumulated deficit ........................................................................         (24,987)         (28,646)
                                                                                                         ---------        ---------
                Total stockholders' equity .......................................................          12,750            9,068
                                                                                                         ---------        ---------
                                                                                                         $ 179,586        $ 177,608
                                                                                                         =========        =========

        The accompanying notes are an integral part of these statements.

                        MOTHERS WORK, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                                            Year Ended September 30
                                                                    -----------------------------------------
                                                                       2000           1999             1998
                                                                    ---------       ---------       ---------
Net sales ...............................................           $ 366,283       $ 299,735       $ 298,991
Cost of goods sold ......................................             183,300         150,402         158,047
                                                                    ---------       ---------       ---------
      Gross profit ......................................             182,983         149,333         140,944

Selling, general and administrative expenses ............             157,809         127,390         139,322
Restructuring charges ...................................                  --              --          10,635
                                                                    ---------       ---------       ---------
      Operating income (loss) ...........................              25,174          21,943          (9,013)
Interest expense ........................................              15,877          15,132          15,181
                                                                    ---------       ---------       ---------
      Income (loss) before income taxes .................               9,297           6,811         (24,194)

Income tax provision (benefit) ..........................               4,249           3,424          (7,477)
                                                                    ---------       ---------       ---------
Net income (loss) .......................................               5,048           3,387         (16,717)
Dividends on preferred stock ............................               1,389           1,251           1,168
                                                                    ---------       ---------       ---------

Net income (loss) available to common stockholders ......           $   3,659       $   2,136       $ (17,885)
                                                                    =========       =========       =========

Income (loss) per share - Basic .........................           $    1.06       $    0.60       $   (5.00)
                                                                    =========       =========       =========
Average shares outstanding - Basic ......................               3,443           3,538           3,577
                                                                    =========       =========       =========

Income (loss) per share - Diluted .......................           $    1.01       $    0.57       $   (5.00)
                                                                    =========       =========       =========
Average shares outstanding - Diluted ....................               3,641           3,754           3,577
                                                                    =========       =========       =========

        The accompanying notes are an integral part of these statements.

                        MOTHERS WORK, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)

                                                                           Common Stock
                                                           Series A    ---------------------    Additional
                                                           Preferred    Number                   Paid-in     Accumulated
                                                             Stock     of Shares     Amount      Capital       Deficit       Total
                                                           --------    --------     --------     --------     --------     --------
Balance September 30, 1997 ............................    $ 11,500       3,565     $     36     $ 27,741     $(12,897)    $ 26,380

      Exercise of stock options .......................          --           6           --           28           --           28
      Stock issued to senior noteholders ..............          --          27           --          227           --          227
      Preferred stock dividends .......................          --          --           --           --       (1,168)      (1,168)
      Net loss ........................................          --          --           --           --      (16,717)     (16,717)
                                                           --------    --------     --------     --------     --------     --------

Balance September 30, 1998 ............................      11,500       3,598           36       27,996      (30,782)       8,750

      Exercise of stock options .......................          --          35           --          209           --          209
      Purchase and retirement of common stock .........          --        (187)          (2)      (2,025)          --       (2,027)
      Preferred stock dividends .......................          --          --           --           --       (1,251)      (1,251)
      Net income ......................................          --          --           --           --        3,387        3,387
                                                           --------    --------     --------     --------     --------     --------

Balance September 30, 1999 ............................      11,500       3,446           34       26,180      (28,646)       9,068

      Exercise of stock options .......................          --          24           --          202           --          202
      Purchase and retirement of common stock .........          --         (18)          --         (179)          --         (179)
      Preferred stock dividends .......................          --          --           --           --       (1,389)      (1,389)
      Net income ......................................          --          --           --           --        5,048        5,048
                                                           --------    --------     --------     --------     --------     --------

Balance September 30, 2000 ............................    $ 11,500       3,452     $     34     $ 26,203     $(24,987)    $ 12,750
                                                           ========    ========     ========     ========     ========     ========

        The accompanying notes are an integral part of these statements.

                        MOTHERS WORK, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                              Year Ended September 30
                                                                                     ----------------------------------------
                                                                                       2000            1999            1998
                                                                                     --------        --------        --------
Cash Flows from Operating Activities
      Net income (loss) ........................................................     $  5,048        $  3,387        $(16,717)
      Adjustments to reconcile net income (loss) to net cash provided by operating activities:
                Depreciation and amortization ..................................       11,951          10,516          11,992
                Non-cash portion of restructuring charge .......................           --              --          18,167
                Stock issuance charged to interest expense .....................           --              --             228
                Accretion of discount on Notes .................................          173             150             131
                Deferred taxes .................................................        4,136             957          (7,479)
                Amortization of deferred financing costs .......................          481             498             395
                Provision for deferred rent ....................................          556             473             867
      Changes in assets and liabilities:
                Decrease (increase) in -
                     Receivables ...............................................       (1,263)            406            (641)
                     Inventories ...............................................         (793)        (13,277)         (8,155)
                     Prepaid expenses and other assets .........................           28           3,814          (3,494)
                Increase (decrease) in -
                     Accounts payable and accrued expenses .....................       (1,694)         (6,496)          5,169
                                                                                     --------        --------        --------
      Net cash provided by operating activities ................................       18,623             428             463
                                                                                     --------        --------        --------

Cash Flows from Investing Activities
      Capital expenditures .....................................................      (13,619)        (10,087)         (9,350)
      Purchase of intangible assets ............................................         (209)           (219)           (242)
                                                                                     --------        --------        --------
      Net cash used in investing activities ....................................      (13,828)        (10,306)         (9,592)
                                                                                     --------        --------        --------

Cash Flows from Financing Activities
      Increase (decrease) in line of credit and cash overdrafts, net ...........       (2,173)          9,591          12,008
      Repurchase of common stock ...............................................         (179)         (2,026)             --
      Repayments of long-term debt .............................................         (709)           (379)           (777)
      Debt issuance costs ......................................................           --              --            (173)
      Proceeds from exercise of options ........................................          202             209              28
                                                                                     --------        --------        --------
      Net cash (used in) provided by financing activities ......................       (2,859)          7,395          11,086
                                                                                     --------        --------        --------

Net Increase (Decrease) in Cash and Cash Equivalents ...........................        1,936          (2,483)          1,957
Cash and Cash Equivalents, Beginning of Year ...................................        1,140           3,623           1,666
                                                                                     --------        --------        --------
Cash and Cash Equivalents, End of Year .........................................     $  3,076        $  1,140        $  3,623
                                                                                     ========        ========        ========

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

     Advertising Costs

     The Company expenses the costs of advertising when the advertising occurs, except for the costs associated with catalogs and brochures. The production costs for catalogs and brochures are deferred and amortized over a three to six month period corresponding to the expected period in which these items will be mailed. Advertising and catalog expenses were $6,953,000, $6,479,000 and $4,653,000 in fiscal 2000, 1999 and 1998, respectively.

     Property, Plant and Equipment

     Property, plant and equipment is stated at cost. Depreciation and amortization are computed for financial reporting purposes on a straight-line basis, using service lives ranging principally from five to

                        MOTHERS WORK, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


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

     Fair Value of Financial Instruments

     Cash and cash equivalents, trade receivables, accounts payable and accrued expenses are reflected at fair value in the accompanying financial statements due to the short-term nature of those instruments. The carrying amounts of long-term debt and capitalized lease obligations approximates fair value at the balance sheet dates based on the fair market value for similar instruments.

     Revenue Recognition

     Revenue is recognized at the point of sale for retail store sales or when merchandise is shipped to customers for Internet and mail order and other direct response sales.

                        MOTHERS WORK, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


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

     Earnings per share

     Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of outstanding common shares. Diluted earnings per share is computed based upon the weighted average number of outstanding common shares, after giving effect to the potential dilutive effect from the assumed exercise of stock options and warrants as well as the assumed conversion of dilutive preferred stock (see
     Note 7).

     The following summarizes those effects for the diluted earnings per share calculation (in thousands):

                                                                    2000    1999    1998
                                                                   -----   -----   -----
     Weighted average number of shares - Basic..................   3,443   3,538   3,577
     Incremental shares from the assumed exercise of
           outstanding stock options and warrants ..............     198     216      --
                                                                   -----   -----   -----
     Weighted average number of shares - Diluted................   3,641   3,754   3,577
                                                                   =====   =====   =====

     Options to purchase 587,321 and 150,340 shares were outstanding at September 30, 2000 and 1999, respectively, but were not included in the computation of diluted earnings per share, as their effect would have been antidilutive. Since the Company had incurred a loss in fiscal 1998, all of the outstanding options and warrants for that year were determined to be antidilutive, and therefore excluded from the computation. Additionally, the assumed conversion of the Company's Series A Cumulative Convertible Preferred Stock (the "Series A Preferred Stock"), which is convertible into 410,000 shares of common stock commencing August 1, 2000, was determined to be antidilutive for all the periods presented.

     Statements of Cash Flows

     In fiscal 2000, 1999 and 1998, the Company paid interest of $15,127,000, $14,919,000 and $14,481,000, respectively, and made tax payments of $494,000, $28,000 and $57,000, respectively. Capital lease obligations totaling $511,000 and $508,000 were incurred with respect to new equipment leases in fiscal 2000 and 1998, respectively (none for fiscal 1999).

                        MOTHERS WORK, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


     Reclassifications

     Certain  prior  year  balances  in  the  financial   statements  have  been
     reclassified to conform with the current year presentation.

2.   INVENTORIES

     Inventories at September 30 were as follows (in thousands):

                                                         2000          1999

          Finished goods ..............................  $ 60,871     $ 58,879
          Work-in-progress ............................     5,570        6,477
          Raw materials ...............................     9,306        9,599
                                                         --------     --------
                                                         $ 75,747     $ 74,955
                                                         ========     ========

3.   PROPERTY, PLANT AND EQUIPMENT, NET

     Property, plant and equipment at September 30 was comprised of the following (in thousands):

          Land ........................................  $  1,400     $  1,400
          Building and improvements ...................    10,443       10,061
          Furniture and equipment .....................    24,067       21,667
          Leasehold improvements ......................    51,399       40,375
                                                         --------     --------
                                                           87,309       73,503
          Less: accumulated depreciation and
                amortization ..........................   (43,049)     (33,892)
                                                         --------     --------
                                                         $ 44,260     $ 39,611
                                                         ========     ========

4.   ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

     At September 30, accrued expenses were comprised of the following (in thousands):

          Salaries, wages and employee benefits .......  $  5,078     $  3,248
          Interest ....................................     2,293        2,197
          Sales taxes .................................     1,738        1,263
          Restructuring costs (see Note 13) ...........       250          957
          Rent ........................................     1,527        2,142
          Other .......................................     2,441        3,671
                                                         --------     --------
                                                         $ 13,327     $ 13,478
                                                         ========     ========

5.   LINE OF CREDIT

     The Company's primary sources of working capital consist of income from operations and borrowings under its $56.0 million working capital facility (the "Working Capital Facility"). The Working Capital Facility was amended and restated in April 2000 to increase borrowings to the

                        MOTHERS WORK, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


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

6.   LONG-TERM DEBT

     The following table summarizes the Company's long-term debt at September 30 (in thousands):

                                                                                      2000          1999
                                                                                    --------      --------
     12 5/8% Senior Unsecured Exchange Notes due 2005 (net of
           unamortized discount) ..............................................     $ 90,790      $ 90,617
     Industrial Revenue Bonds, interest is variable (5.0% at
           September 30, 2000 and 1999), principal due annually
           through 2020  (collateralized by a $4.0 million
           letter of credit) ..................................................        3,535         3,730
     Government Mortgage Notes:
     Interest at 3%, principal due monthly until 2011
           (collateralized by a $1.0 million letter of credit
           and a second mortgage on certain property and equipment
           at the Company's headquarters) .....................................        1,511         1,630
     Interest at 2.0%, principal due monthly until 2011 (collateralized
           by certain equipment at the Company's headquarters) ................          219           237
     Interest at 4.25%, principal monthly until 2001 (collateralized by
           certain equipment at the Company's headquarters) ...................           32            94

     Capital lease obligations ................................................          544           350
                                                                                    --------      --------
                                                                                      96,631        96,658
     Less:  current maturities ................................................         (543)         (496)
                                                                                    --------      --------
                                                                                    $ 96,088      $ 96,162
                                                                                    ========      ========

                        MOTHERS WORK, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


     Long-term debt maturities as of September 30 are as follows (in thousands):

        2001................................................  $   543
        2002................................................      434
        2003................................................      369
        2004................................................      279
        2005................................................      288
        2006 and thereafter.................................   95,928
                                                              -------
                                                               97,841
        Less:  unamortized discount.........................   (1,210)
                                                              -------
                                                              $96,631
                                                              =======

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

7.   COMMON AND PREFERRED STOCK

     In fiscal 1998, the Company issued 27,000 shares of common stock valued at $227,000 to the Senior Noteholders as a fee in exchange for giving their consent to amend the Indenture to the Notes to allow for additional indebtedness under the Working Capital Facility. The fee was negotiated based on the fair market value of the stock on the date of the transaction and equated to the usual and customary charge for such a consent. The fee was recorded as interest expense in the accompanying Consolidated Statement of Operations in fiscal 1998.

     In connection with the Motherhood Acquisition, on August 1, 1995 the Company issued 41,000 shares of Series A Cumulative Convertible Preferred Stock (the "Series A Preferred Stock") with a stated value of $11.5 million. The Series A Preferred Stock has a preference in liquidation equal to the stated value, plus accrued but unpaid dividends. The Company may redeem (but is under no obligation to do so) the Series A Preferred Stock at any time at a price equal to liquidation preference, subject to certain limitations imposed by the Working Capital Facility and the holders of the Notes.

     The holders of the Series A Preferred Stock are entitled to receive annual cash dividends, which are cumulative to the extent not paid, and compound annually at 8.5% of the stated value. No dividends may be paid on common stock, or any other shares of capital stock of the Company

                        MOTHERS WORK, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


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

     The Series A Preferred Stock is convertible into shares of common stock (i) between August 1, 2000 and May 1, 2006, at an initial conversion rate (subject to adjustments for stock splits, stock dividends, recapitalizations and similar events) equal to ten shares of common stock for each share of Series A Preferred Stock, or (ii) after November 1, 2006, at a conversion rate determined by dividing the aggregate stated value of all shares of Series A Preferred Stock to be converted by 90% of the then-market price of the common stock, as defined. After a holder's exercise of the conversion right under (i) above, the Company may only redeem the Series A Preferred Stock from the proceeds of an equity offering. The limitation on this redemption right may only be modified with the consent of the holders of a majority of the outstanding principal amount of the Notes. Upon any conversion, the holder of the Series A Preferred Stock to be converted is entitled to receive payment of all accrued and unpaid dividends in cash unless the Company is prohibited by limitations contained in the Notes agreement. In the case of a conversion under (i) above, if dividends are not paid in cash, the Company will issue a note with interest at the prime rate, payable beginning one year after the date of conversion. The note will be subordinated to the Notes and will be payable only to the extent permitted under the restrictions contained in the Notes. If the note is not paid by August 1, 2003, then all principal and accrued interest may be converted into that number of shares of common stock determined by dividing the amount due by the then-market price, as defined. In the case of a conversion under (ii) above, if accrued dividends are not paid in cash, then such dividends are convertible into common stock on the same basis as the shares of Series A Preferred Stock.

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

                        MOTHERS WORK, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


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

     The Rights have certain anti-takeover effects. The Rights will cause substantial dilution to a person or group that attempts to acquire the Company without conditioning the offer on the redemption of the Rights. The rights can be manditorily redeemed by action of a majority of the independent directors at any time prior to the earlier of the Final Expiration Date and the Distribution Date for $.01 per right.

     Upon exercise and the occurrence of certain events as defined in the Rights Agreement, each holder of a Right, except the Acquiring Person, will have the right to receive Mothers Work common stock or common stock of the acquiring company having a value equal to two times the exercise price of the Right.

9.   STOCK OPTION PLANS

     The Company has two stock options plans: the Director Stock Option Plan and the Amended and Restated 1987 Stock Option Plan. Under the Director Stock Option Plan, each outside director is granted 2,000 fully vested options on an annual basis at an exercise price equal to the fair market value on the grant date. Under the 1987 Stock Option Plan, as amended and restated, officers and certain employees may be granted options to purchase the Company's common stock at exercise prices equal to the fair market value of the stock at the date of grant or at other prices as determined by the Compensation Committee of the Board of Directors. No options have been granted by the Company at less than the fair market value of the Company's common stock on the date of grant for any of the periods presented. Up to a total of 1,475,000 options may be issued under the Plans. Options outstanding generally vest ratably over 5 years.

                        MOTHERS WORK, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


     Stock option activity for all plans was as follows:

                                                                Weighted
                                                                 Average
                                                Outstanding     Exercise
                                                  Options        Price
                                                -----------     --------
                                               (in thousands)

     Balance - September 30, 1997 ...............    670          $11.38

     Granted ....................................    183            8.45
     Exercised ..................................     (6)           4.81
     Canceled ...................................   (117)          10.06
                                                  ------
     Balance - September 30, 1998 ...............    730           10.85

     Granted ....................................    185            9.98
     Exercised ..................................    (32)           5.54
     Canceled ...................................    (74)          10.09
                                                  ------
     Balance - September 30, 1999 ...............    809           10.93

     Granted ....................................    179           10.61
     Exercised ..................................    (23)           9.37
     Canceled ...................................    (63)          10.02
                                                  ------
     Balance - September 30, 2000 ...............    902          $10.98
                                                  ======

     Options for 544,512, 485,889 and 452,613 shares were exercisable as of September 30, 2000, 1999 and 1998, respectively, and had a weighted-average exercise price of $11.49, $11.62, and $11.72 for those respective periods.

     The Company has adopted the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, but has elected to continue to measure compensation expense in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, no compensation expense for stock options has been recognized for stock option awards granted at fair market value. Had the compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans in accordance with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below. The effect of applying SFAS No. 123 in this pro forma disclosure is not indicative of future amounts. SFAS No. 123 does not apply to options awarded prior to fiscal year ended September 30, 1996. Additional option awards are anticipated in future years.

                                                                         2000            1999           1998
                                                                      --------        --------        --------
                                                                       (in thousands, except per share amounts)
     Net income (loss) applicable to common stockholders:
           As reported .........................................      $  3,659        $  2,136        $(17,885)
           Pro forma ...........................................         2,190             735         (18,817)

     Diluted net income (loss) per common share:
           As reported .........................................      $   1.01        $   0.57        $  (5.00)
           Pro forma ...........................................          0.60            0.20           (5.26)

     The weighted average fair value of the stock options granted during 2000, 1999 and 1998 was $8.98, $9.28 and $6.15, respectively. The fair value of each option granted is estimated on the date of grant using the Black Scholes option pricing model with the following weighted-average assumptions:

                                                                         2000            1999           1998
                                                                      --------        --------        --------
     Dividend yield ............................................          none            none            none
     Expected price volatility .................................          83.7%           75.8%           71.2%
     Risk-free interest rates ..................................          6.08%           6.05%           6.11%
     Expected lives ............................................     8.4 years       9.1 years       7.1 years

                        MOTHERS WORK, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


The following table summarizes information about stock options outstanding at September 30, 2000:

                                                 Options Outstanding                                   Options Exercisable
                            ----------------------------------------------------------       ------------------------------------
                                Number             Weighted                Weighted              Number               Weighted
        Range of             Outstanding           Average                  Average           Exercisable             Average
     Exercise Prices        (in thousands)      Remaining Life          Exercise Price       (in thousands)        Exercise Price
     ---------------        --------------      --------------          --------------       --------------        --------------
$  4.55  to  $6.83                   1               6.6                   $   6.25                 1                $   6.63
   6.83  to   9.10                 241               8.0                       8.68                52                    8.42
   9.10  to  11.38                 370               6.1                      10.34               280                   10.28
  11.38  to  13.65                 253               6.2                      13.13               177                   13.33
  13.66  to  15.92                  13               5.3                      14.50                12                   14.50
  15.92  to  18.20                   7               5.3                      16.50                 5                   16.50
  18.20  to  20.48                  17               3.5                      18.28                17                   18.27
                                ------                                                          -----

$ 4.55  to  $20.48                 902               6.5                    $ 10.98               544                 $ 11.49
                                ======                                                          =====

     In connection with the Company's acquisition of A Pea in the Pod on April 5, 1995 ("the Pea Acquisition"), the Company entered into a $15 million subordinated debt agreement and issued warrants to the lender to purchase up to 140,123 shares of common stock at $.01 along with the subordinated debt. The warrants were valued at their estimated fair market value of $1.0 million and were recorded as an original debt discount on the subordinated debt incurred. The determination of the fair value of the warrants was estimated at the date of issuance based on the then fair market value of the Company's common stock discounted at 12% with an estimated life of seven years. The warrants were immediately vested upon grant and expire in April 2002 The proceeds from the sale of the Notes were used to repay the subordinated debt issued in connection with the Pea Acquisition.

10.  INCOME TAXES

     For the years ended September 30, income tax provisions (benefits) were comprised of the following (in thousands):

                                                        2000       1999        1998
                                                     --------    --------    --------
     Current provision ..........................    $    113    $  2,467    $     --
     Deferred provision (benefit) ...............       4,136         957      (7,477)
                                                     --------    --------    --------
                                                     $  4,249    $  3,424    $ (7,477)
                                                     ========    ========    ========

     The reconciliation of the statutory federal rate to the Company's effective income tax rate on the income (loss) was as follows:

                                                        2000       1999        1998
                                                     --------    --------    --------
     Statutory tax rate .........................        34.0%       34.0%      (34.0)%
     State taxes, net of federal benefit ........         3.1         4.9          --
     Amortization of goodwill ...................         8.1        11.0         3.1
     Other ......................................         0.5         0.4          --
                                                     --------    --------    --------
                                                         45.7%       50.3%      (30.9)%
                                                     ========    ========    ========

                        MOTHERS WORK, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


     The deferred tax effects of temporary differences giving rise to the Company's net deferred tax assets were as follows (in thousands):

                                                                      2000         1999
                                                                    --------     --------
          Deferred tax assets:
          Net operating losses carryforwards ....................   $  1,995     $  6,405
          Depreciation ..........................................      7,263        7,780
          Deferred rent .........................................      1,771        1,615
          Inventory reserves ....................................        514          436
          Employee benefit accruals .............................        427          543
          Alternative minimum tax credit carryforwards ..........        394          528
          Other accruals ........................................        719          510
          Other .................................................        681          151
                                                                    --------     --------
                                                                      13,764       17,968
          Deferred tax liabilities:
          Prepaid expenses ......................................        (92)        (160)
                                                                    --------     --------
                                                                    $ 13,672     $ 17,808
                                                                    ========     ========

     The Company has net operating loss carryforwards for tax purposes at September 30, 2000 of approximately $5,869,000, of which $4,309,000 was acquired in the acquisitions of A Pea in the Pod and Motherhood. The net operating loss carryforwards expire in 2009 through 2014. The Company also has alternative minimum tax credits of approximately $394,000 which can be utilized against regular income taxes in the future. While the acquired net operating loss carryforwards are subject to certain annual limitations due to the change in ownership, the Company does not expect the limitations to reduce its ability to ultimately use such carryforwards. The entire tax benefit of the net operating loss carryforwards has been recorded as a deferred income tax asset, as it is more likely than not that it will be realized during the carryforward period. The tax benefit of the acquired net operating loss carryforwards was recorded under the purchase method of accounting.

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

11.  COMMITMENTS AND CONTINGENCIES

     The Company leases its retail facilities and certain equipment under various non-cancelable operating leases. Certain of these leases have renewal options. Total rent expense under operating leases amounted to $44,210,000, $38,001,000 and $42,739,000 in fiscal 2000, 1999 and 1998, respectively. Such amounts include contingent rentals based upon a percentage of sales totaling $717,000, $1,261,000 and $749,000 in fiscal 2000, 1999 and 1998, respectively.

                        MOTHERS WORK, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


     Future annual minimum lease payments, as of September 30, are as follows (in thousands):

          2001 .............................................     $  31,025
          2002 .............................................        28,477
          2003 .............................................        25,819
          2004 .............................................        21,723
          2005 .............................................        16,890
          Fiscal 2006 and thereafter........................        42,522
                                                                 ---------

                                                                 $ 166,456
                                                                 =========

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

12.  SUBSIDIARY GUARANTOR

     Pursuant to the terms of the indenture relating to the Notes, Cave Springs, Inc. (100% owned subsidiary of Mothers Work, the "Subsidiary Guarantor") has jointly and severally provided an unconditional guarantee of the obligations of Mothers Work with respect to the Notes. The Subsidiary Guarantor charges royalties to Mothers Work for the retail use of its intellectual property and charges interest on the balance of any unpaid royalties. Substantially all of the assets of the Subsidiary Guarantor consist of the intercompany receivable from Mothers Work for unpaid royalties and interest. All intercompany amounts are eliminated in consolidation. There are no restrictions on any of the assets of the Subsidiary Guarantor which would limit its ability to transfer funds to Mothers Work in the form of loans, advances or cash dividends, except as provided by applicable law.

13.  RESTRUCTURING CHARGES

     During fiscal 1998, the Company announced that all of its Episode stores, which feature non-maternity women's apparel, would be closed or converted into maternity clothing stores. In connection with the closure and conversion of the 51 Episode stores in operation at the time the restructuring plan was entered into, the Company recorded charges totaling $20.9 million ($13.8 million net of tax benefit of $7.1 million) which were reflected in the accompanying Consolidated Statements of Operations as cost of goods sold ($10.3 million) and restructuring charges ($10.6 million). The charges recorded to cost of goods sold related to inventory purchase commitments and inventory write-downs based on estimated liquidation values. Approximately 159 employees were expected to be terminated as part of the restructuring plan, which consisted of 15 corporate employees and 144 store employees. The restructuring charges were comprised of $2.9 million of legal fees and expenses, lease buy-out features and other known costs associated with the transfer of leases, $7.3 million for losses on fixed assets and leasehold improvements to be disposed of or sold (including leasehold improvement commitments), $0.2 million for severance, and the remainder for other miscellaneous costs associated with the closures and conversions such as additional legal fees and royalty payments. There were no fixed assets or leasehold

                        MOTHERS WORK, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


     improvements of the Episode division held and used by the Company subsequent to the Episode closure. All amounts recorded as restructuring charges associated with the write-downs of fixed assets and leasehold improvements were estimated based on the remaining net book value of the assets to be disposed of or sold, and the estimated sale proceeds. Depreciation and amortization associated with the fixed assets and leasehold improvements to be disposed of or sold were included in Selling, General and Administrative expenses up until the time the assets were available for sale (which approximates the timing of the actual disposal or sale of the assets) upon which the remaining net book value, net of any sale proceeds, was recorded against the restructuring charges. Prior to September 30, 1998, the Company closed and converted 21 store locations and terminated 69 employees, to whom the $0.2 million in accrued severance was paid out and charged against the liability. During the first quarter of fiscal 1999, the Company sold 24 (of the remaining 30 stores as of September 30, 1998) to Wet Seal, Inc. and terminated 72 employees, to whom no severance was paid. The remaining 6 stores were closed within the six-month period ended March 31, 1999. The Company hired a liquidating service to manage the remaining 6 store locations and to liquidate the remaining inventory during this period. The remaining 18 employees, as planned, were terminated during the three-month period ended March 31, 1999. No severance was paid out related to the final tranche of employees terminated under the restructuring plan.

     At September 30, 1998, approximately $4.6 million of the restructuring costs (including charges recorded to cost of goods sold) remained in accrued expenses. Of the $4.6 million, $2.1 million related to losses on purchase commitments for inventory and leasehold improvements, $2.2 million related to legal fees and expenses, lease buy-out features, and other fees associated with the transfer of leases, and the remainder was for other miscellaneous charges. During fiscal 1999, the Company recorded charges of $3.6 million against the reserve which included $2.0 million of charges to settle inventory and leasehold improvement purchase commitments and $1.6 million of costs incurred to settle lease transfers. At September 30, 1999, approximately $1.0 million of the restructuring costs remained in accrued expenses. During fiscal 2000, the Company finalized its remaining lease transfer and incurred costs for miscellaneous related matters associated with this divestiture and to settle inventory purchase commitments. At September 30, 2000, approximately $0.3 million of the restructuring costs remained in accrued expenses. It is expected that the full amount will be used for legal fees and other fees related to the final lease transfer.

     Included in the accompanying Consolidated Statement of Operations for fiscal 1998 were the following amounts related to the Episode stores (in thousands):

          Revenues .....................................     $ 45,684
          Cost of goods sold (1) .......................       39,275
          Gross Profit .................................        6,409
          Contribution margin (loss) (2) ...............      (22,451)
          Restructuring charges ........................       10,635

     (1) Cost of goods sold in fiscal 1998 included $10,290,000 for write-downs of inventory and inventory purchase commitments related to the Episode closing.

     (2) Contribution margin is comprised of gross profit less cost of store operations, royalties and certain related expenses.

                        MOTHERS WORK, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


14.  EMPLOYMENT AND CONSULTING AGREEMENTS

     The Company has employment agreements with its Chairman of the Board/Chief Executive Officer ("CEO"), and President/Chief Operating Officer ("COO"). These agreements provide for base compensation (approximately $377,000 each for fiscal 2000 and $400,000 each for fiscal 2001), increasing annually thereafter in an amount to be determined by the Compensation Committee of the Board of Directors. The agreements, which expire on September 30, 2003, automatically extend for successive one-year periods extending the expiration date into the third year after the extension, unless either the Company or the executive gives written notes to the other party that the term will not so extend. Additionally, the CEO and COO are entitled to an annual cash bonus and stock options based on performance, as defined.

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

18.  Subsequent Event

     On October 17, 2001, pursuant to an Agreement and Plan of Merger, the Company acquired all of the outstanding equity interests of eSpecialty Brands, LLC (iMaternity). Under the terms of the agreement, all outstanding equity interests of iMaternity were converted into the right to receive, in the aggregate, 302,619 shares of Series C Cumulative Preferred Stock (the "Series C Preferred Stock") with a stated value of $19.5 million and warrants to purchase 350,000 shares of the Company's common stock with an exercise price of $22.50 per share.

     The holders of the Series C Preferred Stock are entitled to receive dividends, which are cumulative to the extent not paid, and compound quarterly at 8.625% of the stated value. Dividends accrue for the first year and are thereafter paid out in part in cash with the balance accruing, subject to certain limitations imposed by the Working Capital Facility and the holders of the Notes. No dividends may be paid on common stock, or on any other shares of capital stock of the Company ranking junior to the Series C Preferred Stock (others than dividends payable in shares of common stock), until all cumulative and current dividends on the Series C Preferred Stock have been declared and paid in full. The Series C Preferred Stock is junior to the Series A Preferred Stock for both dividends and liquidation.

     Upon a liquidation, dissolution or winding up of the Company, as defined, after any payments to the holders of the outstanding shares of the Company's Series A Preferred Stock, and before any payments to the holders of junior stock, the holders of the Series C Preferred Stock have the right to require the Company to repurchase for cash the Series C Preferred Stock at a price equal to the stated value plus the greater of accrued and unpaid dividends or the participation amount, which as defined, is an amount equal to 10% of the increase in market value per share of the Company's common stock for the period from the closing of the iMaternity acquisition until the liquidation, dissolution or winding up of the Company, as defined.

     On the earlier of October 18, 2006, or upon a change of control or other fundamental transaction, as defined, the holders of the Series C Preferred Stock have the right to require the Company to purchase their shares for cash at a price equal to the stated value plus accrued and unpaid dividends (the Put right). If the Company defaults on its obligation under the Put right, the holders of the outstanding Series C Preferred Stock have the right to convert their Series C Preferred Stock into shares of the Company's common stock, provided that, in no event shall the aggregate number of shares issued upon such conversion, plus 350,000 shares of common stock related to the warrants issued in connection with the iMaternity acquisition, exceed an amount equal to 19.9% of the number of outstanding shares of the Company's common stock outstanding immediately preceding the iMaternity acquisition. At any time on or after April 18, 2004, the Company has the right to purchase the outstanding Series C Preferred Shares for cash at a price equal to the stated value plus the greater of accrued and unpaid dividends or the participation amount, as defined (the Call right).

     At any time alter the closing of the iMaternity acquisition, the Company has the right to make an offer to purchase for cash all outstanding shares of Series C Preferred Shares at a price of the stated value plus accrued and unpaid dividends. If a majority of the holders of the outstanding Series C Preferred Stock, as defined, fail to accept such offer, the such holders forfeit their warrants, or if any warrant has been exercised and the underlying common stock have been sold by any holder, then such holder forfeits accrued and unpaid dividends on such holder's Series C Preferred Stock. Further, upon such failure to accept such offer to purchase, all holders of the outstanding Series C Preferred Stock forfeit certain protective provisions under the Agreement and Plan of Merger, including prohibitions on issuing senior stock or parity stock, as defined, and redeeming junior securities.