Form 10-Q/A
period 2000-12-31
MOTHERS WORK INC
filed 2001-12-17
CIK 896985

Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                 Amendment No. 1


[X] Quarterly Report Pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended   December 31, 2000

                                       or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________________ to _____________________

Commission file number  0-21196

                               Mothers Work, Inc.
             (Exact name of registrant as specified in its charter)

          Delaware                                       13-3045573
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

    456 North 5th Street, Philadelphia, Pennsylvania            19123
        (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code  (215) 873-2200


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes [X]  No [_]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

-----------------------------------------------------------------------------------
Common Stock, $.01 par value - 3,453,910 shares outstanding as of February 12, 2001
-----------------------------------------------------------------------------------

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

                        MOTHERS WORK, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)


                                                                                     December 31,     September 30,
                                    ASSETS                                              2000               2000
                                                                                      ---------         ---------
                                                                                     (unaudited)
Current Assets
      Cash and cash equivalents                                                       $   3,161         $   3,076
      Trade receivables                                                                   4,507             4,280
      Inventories                                                                        69,355            75,747
      Deferred income taxes                                                               3,851             3,851
      Prepaid expenses and other current assets                                           2,525             2,593
                                                                                      ---------         ---------
                 Total current assets                                                    83,399            89,547

Property, Plant and Equipment, net                                                       45,139            44,260

Other Assets
      Goodwill, net of accumulated amortization of $12,699 and $12,300                   31,542            32,093
      Deferred financing costs, net of accumulated amortization of
         $2,414 and $2,289                                                                2,014             2,139
      Other intangible assets, net of accumulated amortization of $1,797
         and $2,144                                                                         914             1,045
      Deferred income taxes                                                               8,632             9,821
      Other non-current assets                                                              607               681
                                                                                      ---------         ---------
                 Total other assets                                                      43,709            45,779
                                                                                      ---------         ---------

                                                                                      $ 172,247         $ 179,586
                                                                                      =========         =========


                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
      Line of Credit                                                                  $  20,519         $  30,548
      Current portion of long-term debt                                                     424               543
      Accounts payable                                                                   12,264            15,445
      Accrued expenses and other current liabilities                                     17,875            13,327
                                                                                      ---------         ---------
                 Total current liabilities                                               51,082            59,863

Long-Term Debt                                                                           96,062            96,088
Accrued Dividends on Preferred Stock                                                      6,410             6,037
Deferred Rent                                                                             4,937             4,848

Stockholders' Equity
      Series A Cumulative convertible preferred stock, $.01 par value, $280.4878 stated value, 2,000,000 shares authorized, 41,000 shares issued and
         outstanding (liquidation value of $11,500,000)                                  11,500            11,500
      Series B Junior participating preferred stock, $.01 par value,
         10,000 shares authorized, none outstanding                                          --                --
      Common stock, $.01 par value, 10,000,000 shares authorized,
         3,453,910 and 3,451,770 shares issued and outstanding                               34                34
      Additional paid-in capital                                                         26,220            26,203
      Accumulated deficit                                                               (23,998)          (24,987)
                                                                                      ---------         ---------
                 Total stockholders' equity                                              13,756            12,750
                                                                                      ---------         ---------

                                                                                      $ 172,247         $ 179,586
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

                        MOTHERS WORK, INC AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                                    Three Months Ended
                                                                       December 31,
                                                                 ------------------------
                                                                   2000            1999
                                                                 --------        --------
Net sales                                                        $102,670        $ 91,866

Cost of goods sold                                                 52,818          46,307
                                                                 --------        --------

             Gross profit                                          49,852          45,559

Selling, general and administrative expenses                       43,412          37,138
                                                                 --------        --------

             Operating income                                       6,440           8,421

Interest expense                                                    3,883           3,994
                                                                 --------        --------

             Income before income taxes                             2,557           4,427

Income tax provision                                                1,189           2,000
                                                                 --------        --------

Net income                                                          1,368           2,427

Dividends on preferred stock                                          373             347
                                                                 --------        --------

Net income available to common stockholders                      $    995        $  2,080
                                                                 ========        ========

Income per share - basic                                         $   0.29        $   0.61
                                                                 ========        ========
Average shares outstanding - basic                                  3,453           3,433
                                                                 ========        ========


Income per share - diluted                                       $   0.28        $   0.57
                                                                 ========        ========
Average shares outstanding - diluted                                3,606           3,650
                                                                 ========        ========

   The accompanying notes are an integral part of these financial statements.

                         MOTHERS WORK, INC. & SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                                  Three Months Ended
                                                                                                     December 31,
                                                                                              -------------------------
                                                                                                2000             1999
                                                                                              --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                               $  1,368         $  2,427
     Adjustments to reconcile net income to
       net cash provided by operating activities:
                     Depreciation and amortization                                               2,588            2,873
                     Deferred taxes                                                              1,189            2,000
                     Amortization of deferred financing costs                                      125              125
                     Accretion of discount on Notes                                                 46               42
                     Provision for deferred rent                                                    90              168
     Changes in assets and liabilities:
                     (Increase) decrease in -
                       Receivables                                                                (227)            (404)
                       Inventories                                                               6,393              852
                       Prepaid expenses and other assets                                           140             (864)
                     Increase (decrease) in -
                       Accounts payable and accrued expenses and other liabilities               2,552            2,423
                                                                                              --------         --------
                          Net cash provided by operating activities                             14,264            9,642

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property, plant and equipment                                                 (3,262)          (5,944)
     (Increase) decrease in intangibles and other assets                                           478              (46)
                                                                                              --------         --------
                          Net cash used in investing activities                                 (2,784)          (5,990)

CASH FLOWS FROM FINANCING ACTIVITIES
     Decrease in line of credit and cash overdrafts, net                                       (11,221)          (1,227)
     Repurchase of common stock                                                                     --             (179)
     Repayments of long-term debt                                                                 (191)             (93)
     Proceeds from exercise of options                                                              17               34
                                                                                              --------         --------
                          Net cash used in financing activities                                (11,395)          (1,465)
                                                                                              --------         --------


NET INCREASE IN CASH AND CASH EQUIVALENTS                                                           85            2,187

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                   3,076            1,139
                                                                                              --------         --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                      $  3,161         $  3,326
                                                                                              ========         ========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

          Cash paid for interest                                                              $    870         $  1,039
                                                                                              ========         ========

          Cash paid for income taxes                                                          $     63         $     --
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

2.   STOCK OPTIONS AND WARRANTS

During the quarter ended December 31, 2000, a total of 120,000 options were granted to certain executive officers for the purchase of the Company's common stock at prices not less than the fair market value of the Company's stock on the date of grant.

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

The following summarizes those effects for the diluted earnings per share calculation (in thousands, except share amounts):

                                                   For the Quarter Ended                   For the Quarter Ended
                                                     December 31, 2000                       December 31, 1999
                                              ---------------------------------      ---------------------------------
                                                                       Earnings                              Earnings
                                              Income       Shares     Per Share      Income       Shares     Per Share
                                              ------       ------     ---------      ------       ------     ---------
Basic EPS                                    $   995        3,453      $  0.29      $ 2,080        3,433      $  0.61
                                                                       =======                                =======

Incremental shares from the
  assumed exercise of outstanding
  stock options and warrants                      --          153                        --          217
                                             -------      -------                   -------      -------

Diluted EPS                                  $   995        3,606      $  0.28      $ 2,080        3,650      $  0.57
                                             =======      =======      =======      =======      =======      =======

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
                                                         =======                =======

Interest payments on the $92,000,000 of 12 5/8% Senior Unsecured Exchange Notes due 2005 (the "Notes") are made semiannually in February and August.

6.   RESTRUCTURING CHARGES

In 1998, the Company announced that all of its non-maternity Episode stores would be closed or converted into maternity clothing stores. In connection with the closure, the Company recorded charges totaling $20.9 million ($13.8 million net of a tax benefit of $7.1 million) which were reflected as cost of goods sold ($10.3 million) and restructuring charges ($10.6 million). The charges recorded to cost of goods old related to inventory purchase commitments and inventory write-downs based on estimated liquidation values. Approximately 159 employees were expected to be terminated as part of the restructuring plan, which consisted of 15 corporate employees and 144 store employees. The 1998 restructuring costs were comprised of $2.9 million of legal and other fees associated with the transfer of leases, $7.3 million for losses on fixed assets and leasehold improvements, $0.2 million for severance (relative to the termination of 69 employees) and the remainder for other costs. During fiscal 1999, the Company recorded charges of $3.6 million against the reserve ( including $2.0 million of charges to settle purchase commitments for inventory and leasehold improvements and $1.6 million of costs incurred to settle lease transfers) and terminated the remaining 90 employees, to whom no severance was paid. During fiscal 2000, the Company finalized its remaining lease transfer and incurred costs for miscellaneous related matters associated with this divestiture and to settle inventory purchase commitments. At September 30, 2000, $0.3 million of the restructuring costs remained in accrued expenses including $0.2 million of legal and other fees related to the final lease transfer and $0.1 million to settle vendor disputes. During the first quarter fiscal 2001, the Company charged $75,000 against the reserve which included $48,000 in legal fees and $27,000 for settling vendor disputes. At December 31, 2000, the remaining balance of $0.2 million is reserved for any remaining legal and other fees related to the final lease transfer.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The following table sets forth certain operating data as a percentage of sales and as a percentage change for the periods indicated:

                                           Percentage of Net Sales                % Increase (Decrease)
                                        Three Months Ended December 31,           in the Dollar Amount
                                        -------------------------------      Three Months Ended December 31,
                                            2000              1999                  2000 versus 1999
                                           -----             -----                  ----------------
Net sales                                  100.0%            100.0%                      11.8%
Cost of goods sold                          51.4              50.4                       14.1
                                           -----             -----

Gross profit                                48.6              49.6                        9.4
Selling, general and
    administrative expenses                 42.3              40.4                       16.9
                                           -----             -----

Operating income                             6.3               9.2                      (23.5)
Interest expense                             3.8               4.3                       (2.8)
                                           -----             -----

Income before income taxes                   2.5               4.9                      (42.2)
Income tax provision                         1.2               2.2                      (40.6)
                                           -----             -----

Net income                                   1.3%              2.6%                     (43.6)%
                                           =====             =====

The following table sets forth certain information concerning the number of Company-owned stores and leased departments for the three months ended December 31:

                                                     2000                                              1999
                                 ------------------------------------------        ------------------------------------------
                                 Maternity           Leased                        Maternity           Leased
                                    Stores      Departments           Total           Stores      Departments           Total
                                    ------      -----------           -----           ------      -----------           -----
Beginning of period                    592              111             703              528               97             625

             Opened                     22               21              43               24               --              24

             Closed                     (1)              --              (1)              (1)              --              (1)
                                      ----             ----            ----             ----             ----            ----

      End of period                    613              132             745              551               97             648
                                      ====             ====            ====             ====             ====            ====

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

Gross Profit

First quarter fiscal 2001 gross profit increased by $4.3 million (9.4%) to $49.9 million (48.6% of sales) compared to $45.6 million (49.6% of sales) for the first quarter of fiscal 2000 due principally to the increased sales. Margins were negatively impacted as sales of the Company's moderately-priced Motherhood products continued to outpace sales of its higher margin product lines.

The Company includes as part of its inventory valuation various overhead costs related to manufacturing apparel and the distribution of these goods to the retail stores where they are sold by the Company. These costs are included in inventory, based on a per unit cost that is calculated based on actual overhead costs and units manufactured, and shipped to the stores for sale.

During the first quarter ended December 31, 2000, the Company improved its delivery of products to its stores both in terms of time and cost, and reduced manufacturing costs by shifting from in-house cutting of fabric to lower cost outside contractors. Further, the benefits from newly automated warehousing systems served to reduce labor costs included in the overhead allocation pool, while increasing production volumes. As a result of these business changes, the overhead cost per unit that was applied to ending units on hand at December 31, 2000 was substantially lower than September 30, 2000. Accordingly, the amount of overhead cost included in inventory was reduced by $1.2 million, which increased Cost of Goods Sold. This noncash charge occurred with the turnover in the first quarter of the higher cost inventory which was on hand at September 30, 2000.
Had these cost reductions and productivity improvements not been achieved, overhead costs per unit would have remained the same and inventories would have been $1.2 million higher at the end of the first quarter.

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

The Company's cash needs have been primarily for debt service and capital expenditures. During the first quarter of fiscal 2001, the Company spent $2.7 million on furniture, fixtures, and leasehold improvements for new store facilities and improvements to existing stores in addition to $0.6 million for corporate additions and other assets. In comparison, $5.9 million was spent on store facilities for the first quarter of fiscal 2000 with a greater amount expended on remodeling and expanding existing stores.

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

PART II.     OTHER INFORMATION

             No applicable items.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to the report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              MOTHERS WORK, INC.

Date: December 17, 2001                 By:         /s/ Dan W. Matthias
                                            ------------------------------------
                                                      Dan W. Matthias
                                                  Chief Executive Officer
                                                            and
                                                   Chairman of the Board


Date: December 17, 2001                 By:     /s/ Michael F. Devine, III
                                            ------------------------------------
                                                  Michael F. Devine, III
                                                  Chief Financial Officer
                                                            and
                                                 Vice President - Finance