Form 10-Q/A
period 2001-03-31
MOTHERS WORK INC
filed 2001-12-17
CIK 896985

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


For the transition period from ______________________ to ______________________

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                        MOTHERS WORK, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                                                      March 31,        September 30,
                                                                                         2001               2000
                                                                                      ---------          ---------
                                                                                     (unaudited)
                                     ASSETS
Current Assets:
     Cash and cash equivalents                                                        $   2,429          $   3,076
     Trade receivables                                                                    3,466              3,833
     Inventories                                                                         69,693             75,747
     Deferred income taxes                                                                3,851              3,851
     Prepaid expenses and other current assets                                            2,711              3,040
                                                                                      ---------          ---------
                Total current assets                                                     82,150             89,547

Property, Plant and Equipment, net                                                       45,199             44,260
Other Assets:
     Goodwill, net of accumulated amortization of $13,247 and $12,300                    30,994             32,093
     Deferred financing costs, net of accumulated amortization of
        $2,538 and $2,289                                                                 1,890              2,139
     Other intangible assets, net of accumulated amortization of $1,862
        and $2,144                                                                          934              1,045
     Deferred income taxes                                                               10,290              9,821
     Other assets                                                                           608                681
                                                                                      ---------          ---------
                Total other assets                                                       44,716             45,779
                                                                                      ---------          ---------

                                                                                      $ 172,065          $ 179,586
                                                                                      =========          =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Line of credit                                                                   $  28,106          $  30,548
     Current portion of long-term debt                                                      406                543
     Accounts payable                                                                    11,341             15,445
     Accrued expenses and other current liabilities                                      12,848             13,327
                                                                                      ---------          ---------
                Total current liabilities                                                52,701             59,863
                                                                                      ---------          ---------

Long-Term Debt                                                                           96,036             96,088
Accrued Dividends on Preferred Stock                                                      6,783              6,037
Deferred Rent                                                                             5,050              4,848

Stockholders' Equity:
     Series A Cumulative convertible preferred stock, $.01 par value, $280.4878 stated value, 2,000,000 shares authorized, 41,000 shares issued and
        outstanding (liquidation value of $11,500,000)                                   11,500             11,500
     Series B Junior participating preferred stock, $.01 par value,
        10,000 shares authorized, none outstanding                                           --                 --
     Common stock, $.01 par value, 10,000,000 shares authorized,
        3,453,910 and 3,451,770 shares issued and outstanding                                34                 34
     Additional paid-in capital                                                          26,220             26,203
     Accumulated deficit                                                                (26,259)           (24,987)
                                                                                      ---------          ---------
                Total stockholders' equity                                               11,495             12,750
                                                                                      ---------          ---------

                                                                                      $ 172,065          $ 179,586
                                                                                      =========          =========

   The accompanying notes are an integral part of these financial statements.

                        MOTHERS WORK, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                  (unaudited)

                                                                           Three Months Ended                  Six Months Ended
                                                                                 March 31,                         March 31,
                                                                        --------------------------        --------------------------
                                                                           2001             2000             2001             2000
                                                                        ---------        ---------        ---------        ---------
Net sales                                                               $  89,029        $  83,683        $ 191,699        $ 175,548

Cost of goods sold                                                         45,912           42,310           98,730           88,617
                                                                        ---------        ---------        ---------        ---------

            Gross profit                                                   43,117           41,373           92,969           86,931

Selling, general and administrative expenses                               42,833           38,335           86,245           75,473
                                                                        ---------        ---------        ---------        ---------

            Operating income                                                  284            3,038            6,724           11,458

Interest expense                                                            3,831            3,955            7,714            7,949
                                                                        ---------        ---------        ---------        ---------

            Income (loss) before income taxes                              (3,547)            (917)            (990)           3,509

Income tax provision (benefit)                                             (1,658)            (428)            (469)           1,572
                                                                        ---------        ---------        ---------        ---------

Net income (loss)                                                          (1,889)            (489)            (521)           1,937

Dividends on preferred stock                                                  373              347              746              694
                                                                        ---------        ---------        ---------        ---------

Net income (loss) available to common stockholders                      $  (2,262)       $    (836)       $  (1,267)       $   1,243
                                                                        =========        =========        =========        =========

Income (loss) per share - basic                                         $   (0.65)       $   (0.24)       $   (0.37)       $    0.36
                                                                        =========        =========        =========        =========
Average shares outstanding - basic                                          3,454            3,438            3,453            3,435
                                                                        =========        =========        =========        =========


Income (loss) per share - diluted                                       $   (0.65)       $   (0.24)       $   (0.37)       $    0.34
                                                                        =========        =========        =========        =========
Average shares outstanding - diluted                                        3,454            3,438            3,453            3,655
                                                                        =========        =========        =========        =========

   The accompanying notes are an integral part of these financial statements.

                        MOTHERS WORK, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                            Six Months Ended
                                                                                                March 31,
                                                                                        -------------------------
                                                                                          2001              2000
                                                                                        -------           -------
Cash flows from operating activities
Net income (loss)                                                                       $  (521)          $ 1,937
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
     Depreciation and amortization                                                        5,923             5,864
     Deferred taxes                                                                        (469)            1,572
     Amortization of deferred financing costs                                               249               240
     Accretion of debt discount on Notes                                                     94                84
     Provision for deferred rent                                                            202               298

Changes in assets and liabilities:
     (Increase) decrease in -
          Trade receivables                                                                 367              (718)
          Inventories                                                                     6,054             1,200
          Prepaid expenses and other current assets                                         401              (317)
     Increase (decrease) in -
          Accounts payable and accrued expenses and other current liabilities            (3,346)           (1,310)
                                                                                        -------           -------
                      Net cash provided by operating activities                           8,954             8,850
                                                                                        -------           -------

Cash flows from investing activities
Purchase of property and equipment                                                       (5,717)           (9,041)
Increase in intangibles and other assets                                                   (103)             (103)
                                                                                        -------           -------
                      Net cash used in investing activities                              (5,820)           (9,144)
                                                                                        -------           -------

Cash flows from financing activities
(Decrease) increase in line of credit and cash overdrafts, net                           (3,516)            2,820
Repurchase of common stock                                                                   --              (179)
Repayments of long-term debt                                                               (283)             (192)
Proceeds from exercise of options                                                            17               151
                                                                                        -------           -------
                      Net cash (used in) provided by financing activities                (3,782)            2,600
                                                                                        -------           -------

Net increase in cash and cash equivalents                                                   647             2,306
Cash and cash equivalents, beginning of period                                            3,076             1,140
                                                                                        -------           -------
Cash and cash equivalents, end of period                                                $ 2,429           $ 3,446
                                                                                        =======           =======


Supplemental disclosures of cash flow information:
          Cash paid for interest                                                        $ 7,435           $ 7,323
                                                                                        =======           =======
          Cash paid for income taxes                                                    $   294           $    --
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

The following summarizes those effects for the diluted EPS calculation (in thousands, except per share amounts):

                                   For the Quarter Ended                 For the Quarter Ended
                                       March 31, 2001                        March 31, 2000
                                   ---------------------                 ---------------------
                                                     Loss                                  Loss
                               Loss     Shares     Per Share          Loss     Shares    Per Share
                               ----     ------     ---------          ----     ------    ---------
Basic and Diluted EPS        $(2,262)    3,454      $(0.65)          $(836)     3,438      $(0.24)
                                                    ======                                 ======

                        MOTHERS WORK, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (unaudited)


                                          For the Six Months Ended                  For the Six Months Ended
                                                March 31, 2001                            March 31, 2001
                                          ------------------------                  ------------------------

                                                                Loss                                   Earnings
                                        Loss      Shares     Per Share           Income     Shares     Per Share
                                        ----      ------     ---------           ------     ------     ---------
Basic EPS                             $(1,267)     3,453       $(0.37)           $1,243      3,435       $0.36
                                                               ======                                    =====

Incremental shares from the
  assumed exercise of outstanding
  stock options and warrants
                                           --         --                             --        220
                                      -------      -----                         ------      -----
Diluted EPS                           $(1,267)     3,453       $(0.37)           $1,243      3,655       $0.34
                                      =======      =====       ======            ======      =====       =====

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

6.   ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities were comprised of the following (in thousands):

                                                   March 31, 2001   September 30, 2000
                                                   --------------   ------------------
          Salaries, wages and employee benefits       $ 4,518           $ 5,078
          Interest                                      2,228             2,293
          Other                                         6,102             5,956
                                                      -------           -------
                                                      $12,848           $13,327
                                                      =======           =======

                        MOTHERS WORK, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (unaudited)


7.   RESTRUCTURING CHARGES

In 1998, the Company announced that all of its non-maternity Episode stores would be closed or converted into maternity clothing stores. In connection with the closure, the Company recorded charges totaling $20.9 million ($13.8 million net of a tax benefit of $7.1 million) which were reflected as cost of goods sold ($10.3 million) and restructuring charges ($10.6 million). The charges recorded to cost of goods sold related to inventory purchase commitments and inventory write-downs basd on estimated liquidation values. Approximately 159 employees were expected to be terminated as part of the restructuring plan, which consisted of 15 corporate employees and 144 store employees. The 1998 restructuring costs were comprised of $2.9 million of legal and other fees associated with the transfer of leases, $7.3 million for losses on fixed assets and leasehold improvements, $0.2 million for severance (relative to the termination of 69 employees) and the remainder for other costs. During fiscal 1999, the Company recorded charges of $3.6 million against the reserve (including $2.0 million of charges to settle purchase commitments for inventory and leasehold improvements and $1.6 million of costs incurred to settle lease transfers) and terminated the remaining 90 employees, to whom no severance was paid. During fiscal 2000, the Company finalized its remaining lease transfer and incurred costs for miscellaneous related matters associated with this divestiture and to settle inventory purchase commitments. At September 30, 2000, $0.3 million of the restructuring costs remained in accrued expenses including $0.2 million of legal and other fees related to the final lease transfer and $0.1 million to settle vendor disputes. As of March 31, 2001, the Company charged $0.1 million against the reserve for legal fees related to the lease transfer and settlement of a vendor dispute, leaving a balance of $0.1 million for any outstanding fees.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The following tables set forth certain operating data as a percentage of net sales and as a percentage change for the periods indicated:

                                                                                       % Period to Period
                                                                                       Increase (Decrease)
                                               Percentage of Net Sales              ------------------------
                                    ---------------------------------------------   Three Months  Six Months
                                            Three                    Six               Ended        Ended
                                        Months Ended             Months Ended         March 31,    March 31,
                                          March 31,                March 31,            2001         2001
                                    -------------------       -------------------   Compared to   Compared to
                                     2001         2000         2001         2000        2000         2000
                                    ------       ------       ------       ------      ------       ------
Net sales                            100.0%       100.0%       100.0%       100.0%        6.4%         9.2%
Cost of goods sold                    51.6         50.6         51.5         50.5         8.5         11.4
                                    ------       ------       ------       ------


Gross pr Profit                       48.4         49.4         48.5         49.5         4.2          6.9
Selling, general and
     administrative expenses          48.1         45.8         45.0         43.0        11.7         14.3
                                    ------       ------       ------       ------

Operating income                       0.3          3.6          3.5          6.5       (90.7)       (41.3)
Interest expense                       4.3          4.7          4.0          4.5        (3.1)        (3.0)
                                    ------       ------       ------       ------

Income (loss) before
     Income taxes                     (4.0)        (1.1)        (0.5)         2.0       286.8       (128.2)
Income tax provision
    (benefit)                         (1.9)        (0.5)        (0.2)         0.9       287.4       (129.8)
                                    ------       ------       ------       ------

Net income (loss)                     (2.1)%       (0.6)%       (0.3)%        1.1%      286.4       (126.9)
                                    ======       ======       ======       ======

The following table sets forth certain information concerning the number of Company-owned stores and leased departments for the three months ended March 31:

                                                2001                                        2000
                             --------------------------------------      ------------------------------------
                             Maternity         Leased                    Maternity         Leased
                                Stores    Departments         Total         Stores    Departments       Total
                             ---------    -----------         -----      ---------    -----------       -----
Beginning of period                613            132           745            551             97         648

             Opened                  9              1            10             23             --          23

             Closed                 (4)            --            (4)            (2)            --          (2)

                                   ---            ---           ---            ---             --         ---
      End of period                618            133           751            572             97         669
                                   ===            ===           ===            ===             ==         ===

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

Gross Profit

Gross profit in the first six months of fiscal 2001 was $6.1 million (6.9%) higher than the $86.9 million gross profit in the first six months of fiscal 2000 reflecting the increased sales volume. Gross profit as a percentage of net sales for the first six months of fiscal 2001 decreased to 48.5% from 49.5% in the comparable period of fiscal 2000. The decrease in margins was primarily due to the $1.2 million non-cash overhead allocation charge taken to cost of sales during the first quarter of fiscal 2001, markdowns, and product mix favoring the lower gross profit Motherhood products versus the Company's high-end maternity products.

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


                                        MOTHERS WORK, INC.

Date: December 17, 2001              By:            /s/ Dan W. Matthias
                                        ----------------------------------------
                                                    Dan W. Matthias
                                                Chief Executive Officer
                                                          and
                                                 Chairman of the Board


Date: December 17, 2001              By:        /s/ Michael F. Devine, III
                                        ----------------------------------------
                                                Michael F. Devine, III
                                                Chief Financial Officer
                                                          and
                                               Vice President - Finance