Form 10-Q/A
period 2001-06-30
MOTHERS WORK INC
filed 2001-12-17
CIK 896985

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

                        MOTHERS WORK, INC. AND SUBSIDIARY

                                      INDEX


                                                                         Page
                                                                         ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)
                Consolidated Balance Sheets                                3
                Consolidated Statements of Operations                      4
                Consolidated Statements of Cash Flows                      5
                Notes to Consolidated Financial Statements                 6

Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations              9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk       13

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                 14

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                        MOTHERS WORK, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                                                          June 30,      September 30,
                                     ASSETS                                                 2001             2000
                                                                                         ---------        ---------
                                                                                        (unaudited)
Current Assets:
      Cash and cash equivalents                                                          $   1,980        $   3,076
      Trade receivables                                                                      3,022            3,833
      Inventories                                                                           70,178           75,747
      Deferred income taxes                                                                  3,851            3,851
      Prepaid expenses and other current assets                                              3,281            3,040
                                                                                         ---------        ---------
               Total current assets                                                         82,312           89,547

Property, Plant and Equipment, net                                                          45,034           44,260
Other Assets:
      Goodwill, net of accumulated amortization of $13,827 and $12,300                      30,414           32,093
      Deferred financing costs, net of accumulated amortization of
          $2,663 and $2,289                                                                  1,765            2,139
      Other intangible assets, net of accumulated amortization of $1,927
          and $2,144                                                                         1,126            1,045
      Deferred income taxes                                                                  7,008            9,821
      Other assets                                                                             617              681
                                                                                         ---------        ---------
               Total other assets                                                           40,930           45,779
                                                                                         ---------        ---------
                                                                                         $ 168,276        $ 179,586
                                                                                         =========        =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
      Line of credit                                                                     $  14,879        $  30,548
      Current portion of long-term debt                                                        404              543
      Accounts payable                                                                      14,518           15,445
      Accrued expenses and other current liabilities                                        15,288           13,327
                                                                                         ---------        ---------
               Total current liabilities                                                    45,089           59,863

Long-Term Debt                                                                              96,010           96,088
Accrued Dividends on Preferred Stock                                                         7,155            6,037
Deferred Rent                                                                                5,104            4,848
Stockholders' Equity:
     Series  A Cumulative  convertible  preferred stock,  $.01 par value,
         $280.4878 stated value, 2,000,000 shares authorized, 41,000 shares issued and
         outstanding (liquidation value of $11,500,000)                                     11,500           11,500
     Series B Junior participating preferred stock, $.01 par value,
         10,000 shares authorized, none outstanding                                             --               --
     Common stock, $.01 par value, 10,000,000 shares authorized,
         3,453,910 and 3,451,770 shares issued and outstanding                                  34               34
     Additional paid-in capital                                                             26,220           26,203
     Accumulated deficit                                                                   (22,836)         (24,987)
                                                                                         ---------        ---------
               Total stockholders' equity                                                   14,918           12,750
                                                                                         ---------        ---------
                                                                                         $ 168,276        $ 179,586
                                                                                         =========        =========

   The accompanying notes are an integral part of these financial statements.

                        MOTHERS WORK, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)


                                                              Three Months Ended                Nine Months Ended
                                                                   June 30,                          June 30,
                                                          -------------------------         -------------------------
                                                            2001             2000             2001             2000
                                                          --------         --------         --------         --------
Net sales                                                 $103,970         $ 98,495         $295,669         $274,043

Cost of goods sold                                          49,743           49,061          148,473          137,678
                                                          --------         --------         --------         --------

               Gross profit                                 54,227           49,434          147,196          136,365

Selling, general and administrative expenses                43,565           39,997          129,810          115,470
                                                          --------         --------         --------         --------

               Operating income                             10,662            9,437           17,386           20,895

Interest expense                                             3,584            3,964           11,298           11,913
                                                          --------         --------         --------         --------

               Income before income taxes                    7,078            5,473            6,088            8,982

Income tax provision                                         3,282            2,506            2,813            4,078
                                                          --------         --------         --------         --------

Net income                                                   3,796            2,967            3,275            4,904

Dividends on preferred stock                                   373              347            1,118            1,042
                                                          --------         --------         --------         --------

Net income available to common stockholders               $  3,423         $  2,620         $  2,157         $  3,862
                                                          ========         ========         ========         ========

Income per share - basic                                  $   0.99         $   0.76         $   0.62         $   1.12
                                                          ========         ========         ========         ========

Average shares outstanding - basic                           3,454            3,450            3,454            3,440
                                                          ========         ========         ========         ========

Income per share - diluted                                $   0.95         $   0.72         $   0.60         $   1.06
                                                          ========         ========         ========         ========

Average shares outstanding - diluted                         3,594            3,652            3,599            3,654
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

                        MOTHERS WORK, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                     Nine Months Ended
                                                                                          June 30,
                                                                                 ------------------------
                                                                                   2001            2000
                                                                                 --------        --------
Cash flows from operating activities:
Net income                                                                       $  3,275        $  4,904
Adjustments to reconcile net income to
    net cash provided by operating activities:
       Depreciation and amortization                                                8,967           8,510
       Deferred taxes                                                               2,813           3,965
       Amortization of deferred financing costs                                       374             356
       Accretion of debt discount                                                     143             128
       Provision for deferred rent                                                    256             437

Changes in assets and liabilities:
       (Increase) decrease in -
            Trade receivables                                                         811            (351)
            Inventories                                                             5,569           2,229
            Prepaid expenses and other assets                                        (177)             50
       Increase (decrease) in -
            Accounts payable, accrued expenses and other
                current liabilities                                                  (692)            329
                                                                                 --------        --------

                       Net cash provided by operating activities                   21,339          20,557
                                                                                 --------        --------
Cash flows from investing activities:
Purchase of property and equipment                                                 (8,116)        (12,384)
Increase in intangibles                                                              (360)            223
                                                                                 --------        --------
                       Net cash used in investing activities                       (8,476)        (12,161)
                                                                                 --------        --------

Cash flows from financing activities:
Decrease in line of credit and cash overdrafts, net                               (13,616)         (7,464)
Repurchase of common stock                                                             --            (179)
(Repayments) increase of long-term debt                                              (360)            214
Proceeds from exercise of options                                                      17             199
                                                                                 --------        --------
                       Net cash used in financing activities                      (13,959)         (7,230)
                                                                                 --------        --------

Net (decrease) increase in cash and cash equivalents                               (1,096)          1,166
Cash and cash equivalents, beginning of period                                      3,076           1,140
                                                                                 --------        --------
Cash and cash equivalents, end of period                                         $  1,980        $  2,306
                                                                                 ========        ========

Supplemental disclosures of cash flow information:
            Cash paid for interest                                               $  8,049        $  8,565
                                                                                 ========        ========
            Cash paid for income taxes                                           $    345        $    262
                                                                                 ========        ========
            Capital lease obligations incurred                                   $     --        $    511
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

The following summarizes those effects for the diluted EPS calculation (in thousands, except per share amounts):

                                                 For the Three Months Ended            For the Three Months Ended
                                                      June 30, 2001                          June 30, 2000
                                              -------------------------------      ---------------------------------
                                                                     Earnings                              Earnings
                                              Income      Shares    Per Share      Income      Shares     Per Share
                                              ------      ------    ---------      ------      ------     ---------
Basic EPS                                     $3,423       3,454      $ 0.99       $2,620      3,450       $ 0.76
                                                                      ======                               ======
Incremental shares from the
    assumed exercise of outstanding
    stock options and warrants                    --         140                       --        202
                                                           -----                               -----
Diluted EPS                                   $3,423       3,594      $ 0.95       $2,620      3,652       $ 0.72
                                              ======       =====      ======       ======      =====       ======

                        MOTHERS WORK, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (unaudited)

                                                  For the Nine Months Ended             For the Nine Months Ended
                                                        June 30, 2001                         June 30, 2000
                                              ---------------------------------     -------------------------------
                                                                       Earnings                            Earnings
                                              Income       Shares     Per Share     Income     Shares     Per Share
                                              ------       ------     ---------     ------     ------     ---------
Basic EPS                                       $2,157       3,454       $0.62       $3,862      3,440      $ 1.12
                                                                         =====                              ======
Incremental shares from the
    assumed exercise of outstanding
    stock options and warrants                      --         145                       --        214
                                                 -----      ------                    -----      -----
Diluted EPS                                     $2,157       3,599       $0.60       $3,862      3,654      $ 1.06
                                                ======       =====       =====       ======      =====      ======

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

8.   BUSINESS COMBINATIONS

On June 29, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards number 141, "Business Combinations" ("SFAS No. 141"), and SFAS No. 142, "Goodwill and other Intangible Assets." SFAS No. 141 requires that all business combinations consummated after June 30, 2001 be accounted for under the purchase method of accounting. SFAS #142 provides for the discontinuance of amortization of goodwill effective January 1, 2002, and establishes methodologies for determining the impairment of the carrying value of goodwill. During the nine months ended June 30, 2001 and 2000, the Company recorded goodwill amortization of $1.7 million and $1.7 million, respectively. Management is currently evaluating the methodologies for determining the impairment of the carrying value of goodwill. Any adjustments as a result of the new impairment tests will be recorded as a cumulative effect of a change in accounting principle effective October 1, 2001. Net unamortized goodwill at June 30, 2001 was $30.4 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The following tables set forth certain operating data as a percentage of net sales and as a percentage change for the periods indicated:

                                                                                                     % Period to Period
                                                          Percentage of Net Sales                     Increase (Decrease)
                                              -----------------------------------------------     ---------------------------
                                                     Three                       Nine             Three Months   Nine Months
                                                  Months Ended               Months Ended            Ended          Ended
                                                    June 30,                   June 30,             June 30,       June 30,
                                              -------------------        --------------------         2001           2001
                                                                                                  Compared to    Compared to
                                               2001         2000          2001          2000          2000          2000
                                              ------       ------        ------        ------     -----------    -----------
Net sales                                      100.0%       100.0%        100.0%        100.0%         5.6%          7.9%
Cost of goods sold                              47.8         49.8          50.2          50.2          1.4           7.8
                                              ------       ------        ------        ------
Gross profit                                    52.2         50.2          49.8          49.8          9.7           7.9
Selling, general and
    Administrative expenses                     42.0         40.6          43.9          42.2          8.9          12.4
                                              ------       ------        ------        ------
Operating income                                10.3          9.6           5.9           7.6         13.0         (16.8)
Interest expense                                 3.5          4.0           3.8           4.3         (9.6)         (5.2)
                                              ------       ------        ------        ------
Income before taxes                              6.8          5.6           2.1           3.3         29.3         (32.2)
Income tax provision                             3.1          2.6           1.0           1.5         31.0         (31.0)
                                              ------       ------        ------        ------
Net income                                       3.7          3.0           1.1           1.8         27.9         (33.2)
                                              ======       ======        ======        ======

The following table sets forth certain information concerning the number of Company-owned stores and leased departments for the three months ended June 30:

                                                              2001                                    2000
                                             -----------------------------------      -----------------------------------
                                             Maternity       Leased                   Maternity      Leased
                                               Stores      Departments     Total        Stores     Departments      Total
                                               ------      -----------     -----        ------     -----------      -----
Beginning of period                              618          133           751           572           97           669

             Opened                               15            1            16            15           --            15

             Closed                               (2)          --            (2)           --           (1)           (1)
                                                 ---          ---           ---           ---           --           ---

      End of period                              631          134           765           587           96           683
                                                 ===          ===           ===           ===           ==           ===

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

Nine Months Ended June 30, 2001 and 2000

Net Sales

Net sales of $295.7 million in the first nine months of fiscal 2001 were $21.7 million (7.9%) higher than sales of $274.0 million in the first nine months of fiscal 2000. The sales increase reflects primarily the incremental revenues generated by the new store locations opened in the last twelve months in addition to strong Internet sales. Comparable store sales during the first nine months of fiscal 2001 decreased 1.0% (based on 607 locations) compared to an increase of 8.8% (based on 533 locations) for the nine months ended June 30, 2000. The difficult retail environment combined with adverse weather conditions negatively impacted comparable store sales.

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

LIQUIDITY AND CAPITAL RESOURCES

During the third quarter of fiscal 2001, the Company's primary sources of working capital were provided by the $21.3 million of cash flows from operations. Effective November 2000, interest on the Working Capital Facility was reduced by 25 basis points to the lender's prime rate. At any time, the Company at its option may elect an alternative rate for all or part of the direct borrowings outstanding at a rate of LIBOR plus 200 basis points (also reflecting a 25 basis point reduction on LIBOR borrowings made after November
2000). Amounts available for direct borrowings, net of letters of credit outstanding, are limited to the lesser of (a) the unused portion of the Working Capital Facility or (b) the Aggregate Adjusted Availability ("AAA"), as defined in the agreement as a percentage of eligible inventory, equipment, fixtures and cash. There are no financial covenant requirements in the agreement unless the AAA falls below $10.0 million. In the event that the AAA were to fall below $10.0 million, the Company would have to achieve a Minimum Cash Flow, as defined in the agreement, of not less than zero. During the first nine months of fiscal 2001 and 2000, the Company exceeded the AAA minimum. As of June 30, 2001, outstanding borrowings under the Working Capital Facility consisted of $14.9 million in direct borrowings and $3.7 million in letters of credit with available borrowings of $29.8 million compared to $26.1 million of direct borrowings and $3.0 million in letters of credit with available borrowings of $20.0 million as of June 30, 2000. In addition to the direct borrowings, the Company has a $4.0 million standby letter of credit outstanding as collateral for an Industrial Revenue Bond.

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

Cash flows from operations increased by $0.8 million to $21.3 million for the first nine months of fiscal 2001 compared to $20.6 million for the first nine months of fiscal 2000. Cash flow improvements as reflected by the $3.3 million reduction in inventory levels along with a $1.2 million decrease in receivables, were offset, by a $1.6 million decrease in net income, and a $1.2 million decrease in deferred income taxes during the nine months ended June 30, 2001.

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

At June 30, 2001, the principal components of the Company's debt portfolio are the $92 million of Senior Unsecured Exchange Notes due 2005 (the "Notes") and the $56.0 million working capital facility (the "Working Capital Facility"), both of which are denominated in US dollars. The Notes bear interest at a fixed rated of 12 5/8%, and the Working Capital Facility bears interest at a variable rate, which at June 30, 2001, was approximately 6.75%. While a change in interest rates would not affect the interest incurred or cash flow related to the fixed portion of the debt portfolio, the Debt Value would be affected. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the value of the financial instrument.

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


                                          MOTHERS WORK, INC.

Date: December 17, 2001                    By:   /s/ Dan W. Matthias
                                                ------------------------------
                                                        Dan W. Matthias
                                                    Chief Executive Officer
                                                          and
                                                Chairman of the Board

Date: December 17, 2001                    By:   /s/ Michael F. Devine, III
                                                ------------------------------
                                                    Michael F. Devine, III
                                                    Chief Financial Officer
                                                          and
                                                Sr. Vice President -- Finance