Form 10-K
period 2001-09-30
MOTHERS WORK INC
filed 2001-12-17
CIK 896985

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934

For the fiscal year ended September 30, 2001
or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to Commission file number 0-21196

Mothers Work, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3045573 (IRS Employer Identification No.)
456 North Fifth Street, Philadelphia, PA (Address of principal executive offices)	19123 (Zip Code)

Registrant's telephone number, including area code
 (215) 873-2200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	N/A

Securities registered pursuant to Section 12(g) of the Act:
 Common Stock, par value $.01 per share

(Title of class)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K / /.

    On December 14, 2001, the aggregate market value of the Registrant's common stock, $.01 par value, held by nonaffiliates of the Registrant was approximately $22,952,196.

    On December 14, 2001, 3,480,122 shares of the Registrant's common stock, $.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Stockholders scheduled to be held on January 17, 2002 are incorporated by reference into Part III of this Form 10-K.

PART I.

Item 1. Business

General

    Mothers Work®, Inc. ("Mothers Work" or the "Company")1 is the world's largest maternity apparel retailer. The Company was incorporated under the laws of the State of Delaware in 1982. Its principal executive offices and production/distribution facility are located at 456 North Fifth Street, Philadelphia, Pennsylvania 19123 and its telephone number is (215) 873-2200. The Company is vertically integrated, performing design, initial stages of the manufacturing process, distribution, and retail sales functions primarily in-house. The Company also markets its brands and takes sales orders over the phone, by mail order catalogs and brochures and on its Internet sites.

The terms Mothers Work and the Company, as used in this Report, include Mothers Work, Inc. and Cave Springs, Inc., its wholly-owned subsidiary. All references in this Report to stores or Company-owned stores include leased departments.

    The Company's maternity wear retail stores have distinctly positioned brands with different merchandising and marketing strategies targeted to women seeking to purchase moderate to upscale maternity fashions. As of September 30, 2001, the Company operated a total of 771 stores, including 639 through the Mimi Maternity®, A Pea in the Pod®, Motherhood Maternity® ("Motherhood") and Motherhood Maternity Outlet® store concepts and 132 leased maternity departments, offering a full range of career, casual, and special occasion maternity apparel. The Company locates its stores primarily in regional shopping malls, factory-direct outlet centers and, to a lesser extent, in lifestyle centers and in central business districts within major metropolitan areas. All of the Company's maternity store concepts sell clothing that is designed to meet an expectant mother's entire lifestyle fashion needs, including her career requirements, as well as her casual and special occasion needs. Mimi Maternity is designed to meet the needs of fashion-forward women who are willing to spend more to make a fashion statement. A Pea in the Pod markets the most upscale of the Company's maternity fashions in boutique store locations, offering a premium merchandise selection manufactured by the Company, including the Mimi Maternity line of clothing as well as certain designer labels produced exclusively for A Pea in the Pod. Mimi Maternity and A Pea in the Pod collectively constitute the Company's "high-end" line. Motherhood, the broadest of the Company's lines, is positioned to offer everyday low pricing and an extraordinary assortment of career, casual, exercise, lingerie, nursing apparel and accessories and plus sizes at moderate price points. Motherhood Maternity Outlets offer the Motherhood concept in moderate market factory-direct store locations, serving women who seek maternity clothing but cannot or will not purchase at full retail prices.

    The Company's strategy is to:

  •
  Respond quickly to customer fashion demand utilizing its Real Time Retailing® business model.

  •
  Secure and maintain desirable retail locations within regional shopping malls and lifestyle centers, exclusive street address locations, and factory-direct outlet centers.

  •
  Use a combination of domestic and international production to ensure responsiveness to market demands as well as cost efficiencies.

  •
  Maintain positions at all price points, "giving the customer what she wants when she wants it," at the price point she selects.

  •
  Expand its presence in the moderate price market by identifying key items and offering them at everyday low prices.

  •
  Maintain a strategic presence in high visibility online portals and sites and have the full line of brands available for shopping and purchasing online.

  •
  Deliver marketing and branding communications in venues that influence and reach first time pregnant women early in their pregnancy.

The Maternity Apparel Market

    The Company is unaware of any reliable data on the revenue size of the maternity apparel market. The Company believes that the number of maternity clothing wholesale vendors has decreased over the last few years as full service retailers are attempting to be more competitive in this endeavor. Vertical integration reduces the Company's reliance on the availability of merchandise from outside vendors and provides it with a competitive advantage over other maternity retailers. Management believes that the fact that women may choose to shop the regular market or decide to purchase loose-fitting or larger-sized clothing as a substitute for maternity wear impacts the maternity apparel market.

Strategy

    The key components of the Company's strategic objectives are described below.

    Real Time Retailing—Real Time Retailing is the Company's proprietary and comprehensive capability to monitor better and respond more quickly to consumer fashion demand, thereby reducing the fashion risk inherent in the apparel business. Through the use of computerized point of sale and merchandising systems, daily replenishment of inventory to the stores, "quick-response" design, "quick-turn" domestic manufacturing and cost efficient international production, the Company is able to provide its customers with the merchandise that they want when they want it. The objective is to maximize the sales potential of each store by matching the profile of the store's customers with the proper merchandise. Real Time Retailing also assists the Company in maximizing its in-store inventory turns and sales per square foot, reducing its cost of goods sold and improving gross profit margins.

    Prime Locations and Broad Distribution—The Company's ability to generate high sales per square foot, in addition to the high quality image and design of the Company's stores and its multiple concept approach, have enabled the Company to secure and maintain desirable retail locations within regional shopping malls throughout the United States, factory-direct outlet centers and select real estate street locations. These factors have enabled the Company not only to locate stores at many of the most desirable shopping malls and factory-direct outlet centers in the country, but also to obtain desirable locations within such malls and centers.

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

    Key Products—The Company's strategy is to continue to expand in the moderate item market by offering seasonal items at everyday low prices. Typical seasonal offerings include denim blue jeans, turtlenecks, t-shirts, leggings and lingerie.

    Production—The Company uses a combination of international and domestic production. International sources are used for items such as those in the moderate apparel market where lower costs are necessary for competitive reasons, and the fashion marketability of the item is not adversely affected by the longer lead times that are inherent when a product is acquired from an international vendor. Domestic production helps to ensure (1) in-season manufacturing capability for fast selling moderate priced product to reduce stock-outs; (2) pre-season production of time-sensitive fashion apparel; and (3) in-season production of fashion items identified during the season. Domestic manufacturing capability allows the Company to react in real-time to changing market trends, thereby providing the Company with a competitive advantage over other apparel retailers who source the majority of their product entirely overseas.

Expansion Strategy

    Since the time of its initial public offering in March 1993, the Company has grown its maternity store base from 67 to 771 stores as of September 30, 2001. Reflected in this increase are stores that were obtained as a result of the Company's January 1994 acquisition of 22 Page Boy stores, its April 1995 acquisition of 66 A Pea in the Pod stores and its August 1995 acquisition of 217 Motherhood stores.

    The Company opened 68 new locations (net of closures) in fiscal 2001, consisting of 45 Motherhood and Motherhood Maternity Outlet stores, 21 leased departments and two high-end stores compared with 78 new locations (net of closures) in fiscal 2000, consisting of 62 Motherhood and Motherhood Maternity Outlet stores, 14 leased departments and two high-end stores. In fiscal 2002, the Company plans to add approximately 61 new maternity locations, principally Motherhood stores and Motherhood Maternity Outlets.

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

    The Company continually identifies and evaluates real estate opportunities. In addition to its current stores, the Company has identified additional malls and other locations in the United States that would be well suited for maternity stores. The Company considers markets nationwide but favors metropolitan areas with populations greater than 500,000. Additional malls and outlet centers that do not meet the Company's primary site selection criteria may nevertheless be attractive store locations if favorable lease terms can be negotiated. The addition of non-mall locations is likely to continue during fiscal 2002.

    On October 17, 2001 (the "Closing Date"), the Company completed its acquisition of eSpecialty Brands, LLC ("iMaternity®") pursuant to an Agreement and Plan of Merger (the "Merger Agreement") dated October 15, 2001, by and among the Company, iMaternity Acquisition Corp., a wholly-owned subsidiary of the Company ("Newco"), iMaternity and the holders of all of the outstanding equity interests of iMaternity (the "Sellers"). Pursuant to the Merger Agreement, Newco merged with and into iMaternity with iMaternity surviving as a wholly-owned subsidiary of the Company.

    Pursuant to the merger, the Company issued to the Sellers 302,619 shares of Series C Cumulative Preferred Stock, par value $.01 per share, with a stated value of $19.5 million (the "Series C Preferred Shares"), and warrants to purchase 350,000 shares of the Company's common stock, par value $.01 per share, at a price of $22.50 per share (the "Warrants") valued at approximately $2.0 million. The Series C Preferred Shares bear dividends at a rate of 8.625% per annum. Such dividends are cumulative and compound quarterly. Dividends accrue for the first year and are thereafter paid in part in cash with the balance accruing. Each Series C Preferred share is entitled to one vote and votes together with the holders of the common stock as a single class. The holders of Series C Preferred

Shares have the right to receive in a liquidation, dissolution or winding up of the Company, after payment to the holders of the outstanding shares of the Company's Series A Preferred Stock (par value $.01 per share) and before any payments to holders of junior stock, an amount per share equal to the stated value plus the greater of accrued dividends or the "participation amount." The "participation amount" is an amount equal to 10% of the increase in the market value per share of common stock for the period from the Closing Date (using the average closing price per share of common stock for the five trading days before closing) until the date of liquidation, dissolution or winding up of the Company. Beginning on the earlier of October 18, 2006, a "change of control", or other "fundamental transaction" of the Company (as such terms are defined in the Series C Cumulative Preferred Stock Certificate of Designation, filed with the Secretary of State of Delaware on October 17, 2001) the holders of outstanding Series C Preferred Shares have the right to require the Company to purchase their shares for an amount equal to the stated value per share plus accrued dividends (the "Put Right"). If the Company defaults on its obligations under the Put Right, the holders of outstanding Series C Preferred shares have the right to convert their Series C Preferred Shares into shares of common stock, on the terms described in the Certificate of Designation, provided, that, in no event shall the aggregate number of shares of common stock issued upon such conversion plus 350,000 (the number of shares of common stock underlying the Warrants) exceed an amount equal to 19.9% of the number of outstanding shares of common stock immediately before the merger.

    Under the terms of the Merger Agreement, from the Closing Date through April 17, 2004, the Company has the right to make an offer to purchase all outstanding Series C Preferred Shares at a purchase price per share of stated value plus accrued dividends. If a majority of the holders of outstanding Series C Preferred Shares fail to accept such offer to purchase, then such holders forfeit their Warrants or, if any Warrant has been exercised and the underlying shares of common stock have been sold by any holder, then such holder forfeits accrued dividends on such Series C Preferred Shares. Further, upon such failure to accept such an offer to purchase, all holders of outstanding Series C Preferred Shares forfeit certain protective provisions under the Merger Agreement, including prohibitions on issuing senior or parity stock, and redeeming junior securities. The Warrants are exercisable until October 17, 2008. Beginning on October 17, 2004, the Company has the right to require the Warrant holders to exercise their Warrants if the last reported sales price of the common stock equals or exceeds $40.00 per share for at least 90 consecutive trading days. Beginning on April 18, 2004, the purchase price per share becomes equal to the stated value plus the greater of accrued dividends or the participation amount.

    iMaternity operated a total of 170 Dan-Howard and Mothertime maternity clothing stores, including some under the tradename iMaternity, as well as the online iMaternity.com website. The Company plans to continue to operate a majority of the acquired store locations under the existing Mothers Work stores concepts of Motherhood and Mimi Maternity, and to close the iMaternity headquarters and distribution center in Chicago, Illinois, an Internet development center in San Diego, California, and manufacturing and warehousing facilities in the United States and Costa Rica. It is anticipated that the plan will be essentially completed within 12 months of the acquisition date.

Store Concepts

    The Company operates its maternity stores under four concepts offering a full range of career, casual, exercise and special occasion maternity wear. The following table sets forth certain information regarding the Company's store composition as of September 30, 2001, including each store concept's target location, product description and price points for dresses:

Summary of Store Concepts

Store Concept	Description of Target Location	Product Description	Dress Price Range	Average Store Size (square feet)	Comparable Retailers
A Pea in the Pod	Exclusive high-end regional malls and affluent residential areas	Bridge, high fashion	$200—$400	2,400	Bergdorf Goodman, Neiman Marcus, Saks Fifth Avenue, and Barney's
Mimi Maternity	High-end regional malls	Fashion-forward, contemporary	$50—$175	1,600	Bloomingdales, Gap, Nordstrom's, Ann Taylor, and Banana Republic
Motherhood	Moderate regional malls and department stores	Value-oriented, mostly basic casual	$19—$49	1,400	Macy's, Sears, J.C. Penney, Mervyn's, Lerners, Old Navy, Target, K Mart, Kohl's and Wal-Mart
Motherhood Maternity Outlets	Factory-direct outlet malls and centers	Motherhood line plus fashion at marked-down prices	$7—$59	2,000	Neiman Marcus' Last Call, Nordstrom Off the Rack, Saks Fifth Avenue Clearinghouse, and outlets for Ann Taylor, Polo, Donna Karen, Liz Claiborne and J. Crew

    Most malls require only one moderate to high-end maternity store; however, major regional malls with several department stores may be able to accommodate two. The Company has the potential to fill both positions at a given mall with Mimi Maternity and A Pea in the Pod as the Company's prestige offerings and Motherhood as the value-oriented, mostly casual basics. As of September 30, 2001, the Company had two or more maternity stores in 34 major regional malls.

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

Merchandising, Design and Store Inventory Planning

    Merchandising.  Guided by Real Time Retailing, the Company's merchandising department combines input from Company designers, current trends seen generally in women's clothing, outside vendor resources and store management input, with TrendTrack™ computer analysis of customer preferences to provide a constant flow of merchandise to the Company's stores. The Company strives to maintain an appropriate balance between new merchandise and proven successful styles and utilizes TrendTrack's open-to-buy system to plan its domestic and international production to control inventory quantity and mix.

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

Production and Distribution

    The Company designs and manages production for a substantial portion of its merchandise. The Company contracts its sewing to factories throughout the world, including domestic facilities located in the Philadelphia metropolitan and surrounding area, and works with more than 40 contractors. No individual contractor represents a material portion of the Company's sewing. Merchandise is produced abroad utilizing Company designs. The Company continues to seek additional contractors throughout the world for its sourcing needs, including independent foreign contractors principally in Mexico, India and the Far East, as well as the Dominican Republic, Costa Rica, Guatemala and Honduras. A majority of the Company's merchandise is purchased "full package" (finished products purchased and made to the Company's specifications) typically utilizing the Company's patterns, markers and designs. Fabric, trim and other supplies are obtained from a variety of sources.

    The Company believes that as it continues to increase its number of store locations, there will continue to be adequate sources of fabrics and other supplies to produce a sufficient supply of quality goods in a timely manner and on satisfactory economic terms.

    The Company's production and quality assurance teams monitor production at contractor facilities in the United States and abroad to ensure quality control, compliance with its design specifications and timely delivery of finished goods. Finished garments from contractors and other manufacturers are received at the Company's central warehouse in Philadelphia, Pennsylvania, where they are inspected and stored for picking. Shipments to stores are primarily made by common carrier, typically UPS, Airborne, Federal Express or a similar service providing one or two-day delivery throughout the United States.

    The majority of the Company's merchandise is imported into the United States and is subject to duty. Duties on Mexican imports are controlled in accordance with the North American Free Trade Agreement. The Company cannot predict whether any of the other foreign countries in which its products are manufactured, currently or at any future date, will be subject to new or increased import restrictions by the United States government, including the likelihood, type or effect of any trade restrictions. Such trade restrictions, including increased tariffs or decreased quotas, imposed on items sold by the Company could affect the importation of such merchandise generally and, in that event, could increase the cost or reduce the supply of merchandise available to the Company and adversely affect the Company's business, financial condition, results of operations and liquidity. The Company's merchandise flow may also be adversely affected by political or economic instability in any of the countries in which its goods are manufactured to the extent it affects the production or export of merchandise from such countries, significant fluctuation in the value of the U.S. dollar against foreign currencies, and/or any restrictions on the transfer of funds.

Management Information and Control Systems

    The Company's stores have point-of-sale terminals that provide information used in the Company's customized TrendTrack item and classification tracking system. This system provides daily financial and merchandising information that is integral to the Company's Real Time Retailing strategy. The TrendTrack system has numerous features designed to integrate the Company's retail operations with its design, manufacturing and financial functions. These features include custom merchandise profiles for each store, daily inventory replenishment, item-tracking providing daily updated selling information for every style, classification open-to-buy and inventory control, as well as the daily collection of credit card sales data.

    In fiscal 2002, the Company will commence deployment of a next generation point-of-sale system. This proprietary Internet-based point-of-sale system will provide real-time access to financial and merchandising information in addition to instant credit authorization. The rollout to stores is scheduled to continue through fiscal 2003.

    The Company employs a comprehensive materials requirements planning system to manage its production inventories, documentation, work orders and scheduling. This system provides a perpetual inventory of raw materials, actual job costing, scheduling and bill of materials capabilities.

Advertising, Marketing and Strategic Alliances

    The Company's advertising, promotion and publicity efforts leverage in-store marketing utilizing store windows, prenatal consumer-targeted advertising for its brands and its Internet website, MaternityMall.com. The Company runs full-page ads for all its brands in pregnancy-targeted publications as well as prenatal issues of leading baby magazines. Key prenatal magazines in which the Company advertises include Shape Fit Pregnancy, Pregnancy and American Baby. A Pea in the Pod and Mimi Maternity are also advertised in fashion magazines such as Vogue and In Style. In addition, the Company produces and distributes maternity brochures quarterly to obstetric and gynecological offices as well as upon direct requests to customers, doctors' offices and hospitals. Nursing products are offered through a mail order catalog as well as marketed in Motherhood ads. Strategic alliance partners offer additional brand visibility through well-negotiated business agreements to increase mutual brand visibility and deliver incremental revenue. Publicity initiatives begun in fiscal 2000 to drive editorial coverage of the Company in magazines, TV and newsprint were focused initially on A Pea in the Pod and have been expanded to include Motherhood and Mimi Maternity in fiscal 2001 and 2002. Publicity efforts provide product samples and photography to major magazines and newspapers to reach millions of additional consumers. Investment in photography has been increased to drive advertisements, public relations and in-store imagery expected by customers. During fiscal 2002, the Company plans to continue its investment in advertising and marketing; however, there can be no assurances that this investment will result in increased sales or profitability. The customer mailing list, which by its nature is constantly changing, is regularly updated through the Company's point-of-sale collection system. The database is an important asset in striking strategic relationships and providing access to the major brands and partners desiring to target our pregnant customer, as well as providing an added source of revenue.

    The Company's websites are well known and are reached primarily by the customer keying in the Company's brandnames, such as apeainthepod.com and motherhood.com. MaternityMall.com is the second most likely way for a consumer to reach one of the Company's apparel websites for surfing or shopping. The Company launched the MaternityMall.com website on the Internet in January 1999 with five tenants. The MaternityMall.com website has significantly grown by increasing the number of e-commerce tenants and by expanding the services offered and information provided. Cross-selling of brands occurs through the website where customers can search to find the ideal maternity brand in addition to store locations. The iMaternity.com website, acquired in conjunction with the acquisition of iMaternity, now automatically links to the MaternityMall.com website.

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

Employees

    At September 30, 2001, the Company had 2,097 full-time and 2,133 part-time employees nationwide. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its employee relations to be good.

Executive Officers of the Company

    The executive officers of the Company are as follows:

Name	Age	Position
Dan W. Matthias	58	Chairman of the Board and Chief Executive Officer
Rebecca C. Matthias	48	President, Chief Operating Officer and Director
David Mangini	57	Executive Vice President
Vana Longwell	55	President — Motherhood Maternity
Frank C. Mullay	50	Senior Vice President — Stores

    Dan W. Matthias joined the Company in 1982 and has served as Chairman of the Board since its inception. From 1983 to 1993, he served as the Company's Executive Vice President, and since January 1993, Mr. Matthias has been the Company's Chief Executive Officer. Prior to Mothers Work, Mr. Matthias had been involved in the computer and electronics industry, serving as a director of Zilog, Inc. and as the President of a division of a subsidiary of Exxon Corporation.

    Rebecca C. Matthias founded the Company in 1982 and has served as a director of the Company and its President since its inception. Since January 1993, Ms. Matthias has served as the Company's Chief Operating Officer. In 1992, she was chosen as "Regional Entrepreneur of the Year" by Inc. magazine and Merrill Lynch Corporation. Prior to 1982, she was a construction engineer for the Gilbane Building Company. Ms. Matthias also serves as a member of the Board of Trustees of Drexel University.

    David Mangini joined the Company in August 2001 as Executive Vice President, responsible for all Product Design, Merchandising, Manufacturing, Planning and Distribution and Marketing. Beginning his career as an early strategic team member at The Gap, Inc., managing Gap and Banana Republic, Mr. Mangini went on to drive the Foley's business as Senior Vice President, then as President, built the Structure Division for the Limited, Inc. to 650 stores.

    Vana Longwell joined the Company in 1994 as Vice President—Merchandising and from April 1999 to August 2001 served as Senior Vice President—Merchandising. In August 2001, she was promoted to

President of Motherhood Maternity. Prior to 1994, she served as President of Wainscott Sportswear from 1989 to 1993 and from 1980 to 1989, she was the Executive Vice President and general manager of Apparel Affiliates.

    Frank C. Mullay joined the Company in September 1999 as Senior Vice President—Stores. Mr. Mullay was previously employed by The Limited, Inc. from 1983 to 1999, most recently at the Limited Too division as Interim Director of Stores and East Coast Senior Regional Manager.

    The Company's executive officers are elected annually by the Board of Directors and serve at the discretion of the Board. Other than the husband and wife relationship between Dan and Rebecca Matthias, there are no family relationships among any of the other executive officers of the Company.

Trademarks

    The Company owns such rights to the trademarks and service marks as it believes are necessary to conduct its business as currently operated. The Company, through its wholly-owned subsidiary, Cave Springs, Inc., owns trademarks including Mothers Work®, A Pea in The Pod®, Mimi Maternity®, Motherhood®, Motherhood Maternity Outlet®, Steena®, MaternityMall.com™ and Maternité®. As a result of the iMaternity acquisition, the Company also owns the trademarks iMaternity®, Dan-Howard™, Mothertime® and iMaternity.com™. Additionally, the Company owns the service marks Real Time Retailing®, What's Showing is Your Style®, Motherhood is Everything Good...™, and Maternity Redefined®. The Company is not aware of any pending claims of infringement or other challenges to the Company's rights to use its marks in the United States as currently used by the Company.

Item 2. Properties

    The Company's principal executive offices, manufacturing and distribution facilities are located at 456 North Fifth Street, Philadelphia, Pennsylvania 19123. This facility consists of approximately 318,000 square feet of which 44,000 square feet is dedicated to office space and the remaining square footage to manufacturing, warehousing and distribution.

    During October 1999, the Company entered into a multi-year lease for fabric warehouse space located at 10430 Drummond Road, Philadelphia, Pennsylvania 19152. Of the 50,000 square feet leased, 5,000 square feet is dedicated to office space and the remaining square footage to the warehouse.

    The Company leases its store premises for terms averaging from seven to ten years. Certain leases allow the Company to terminate its obligations in the event the applicable store does not achieve a specified sales volume. Certain clauses provide for contingent payments based on sales volume and others contain clauses for escalations of the base rent as well as increases in operating costs, marketing costs and real estate taxes. The following number of store leases, excluding leased departments, are set to expire as follows (most of the real estate leases will be renewed):

Fiscal Year Leases Expire	Number of Stores
2002	52
2003	63
2004	103
2005	60
2006 and later	361

    Generally, start-up and operating costs for a leased department are substantially less than a stand-alone store. The Company operates leased store locations in department stores such as Macy's, Rich's, Babies "R" Us and Lazarus. The inventory of the leased departments is merchandised and owned by the Company and includes fashions from Motherhood, Mimi Maternity, and A Pea in The Pod as well as a line of maternity clothing designed exclusively for them under the Steena label.

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

PART II.

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

    The Company's common stock is traded on the Nasdaq National Market under the symbol "MWRK." The following table sets forth, for the fiscal quarters indicated, the high and low closing bid prices per share for the Company's common stock, as reported on the Nasdaq National Market:

Fiscal 2001	High	Low
First Quarter	$9.937	$8.562
Second Quarter	7.375	7.312
Third Quarter	10.380	7.380
Fourth Quarter	8.510	8.450
Fiscal 2000
First Quarter	$13.250	$8.000
Second Quarter	15.375	9.812
Third Quarter	12.250	10.000
Fourth Quarter	10.875	6.000

    As of December 14, 2001, there were 54 holders of record and 700 estimated beneficial holders of the Company's common stock.

    The Company currently intends to retain any future earnings to fund operations and the continued development of its business and, therefore, does not anticipate paying cash dividends on its common stock in the immediate future. No dividends may be paid on common stock or any other shares of capital stock of the Company ranking junior to the Series A Preferred Stock (other than dividends payable in shares of common stock), until all cumulative and current dividends on the Series A Preferred Stock have been declared and paid in full. Any payment of future dividends will be at the discretion of the Company's Board of Directors and will be based upon certain restrictive financial covenants, earnings, capital requirements and the operating and financial condition of the Company, among other factors, at the time any such dividends are considered. See Notes 7 and 12 of "Notes to Consolidated Financial Statements" for further discussion of preferred stock dividends.

Item 6. Selected Financial Data

    The following selected consolidated financial data as of September 30, 2001, 2000, 1999, 1998 and 1997, and for the fiscal years then ended, have been derived from the financial statements of the Company which have been audited by Arthur Andersen LLP, independent public accountants. The information set forth below should be read in conjunction with the financial statements and notes thereto as well as "Management's Discussion and Analysis of Financial Condition and Results of Operations."

	Year Ended September 30
	2001	2000	1999	1998	1997
	(in thousands, except per share and operating data)
Income Statement Data:
Net sales	$388,306	$366,283	$299,735	$298,991	$246,934
Cost of goods sold	194,320	183,300	150,402	158,047	113,886

Gross profit	193,986	182,983	149,333	140,944	133,048
Selling, general and administrative expenses	172,795	157,809	127,390	139,322	124,495
Restructuring and non-recurring charges	—	—	—	10,635	5,617

Operating income (loss)	21,191	25,174	21,943	(9,013)	2,936
Interest expense	(14,867)	(15,877)	(15,132)	(15,181)	(13,252)
Other income	594	—	—	—	—

Income (loss) before income taxes	6,918	9,297	6,811	(24,194)	(10,316)
Income tax provision (benefit)	3,456	4,249	3,424	(7,477)	(2,677)

Net income (loss)	3,462	5,048	3,387	(16,717)	(7,639)
Dividends on preferred stock	1,491	1,389	1,251	1,168	1,088

Net income (loss) available to common stockholders	$1,971	$3,659	$2,136	$(17,885)	$(8,727)

Income (loss) per share — Basic:(1)
Income (loss) per share	$0.57	$1.06	$0.60	$(5.00)	$(2.45)
Average shares outstanding	3,456	3,443	3,538	3,577	3,563
Income (loss) per share — Diluted:(1)
Income (loss) per share	$0.55	$1.01	$0.57	$(5.00)	$(2.45)
Average shares outstanding	3,605	3,641	3,754	3,577	3,563
Operating Data:
Same-store sales increase (decrease)(2)	(2.4)%	8.3%	12.9%	13.4%	4.3%
Average net sales per gross square foot(3)	$365	$390	$382	$354	$338
Average net sales per store(3)	$520,000	$545,000	$521,000	$464,000	$508,000
At end of period:
Number of stores(4)	771	703	625	583	587
Gross square footage	986,000	864,000	852,000	738,000	820,000
	September 30
	2001	2000	1999	1998	1997
	(in thousands)
Balance Sheet Data
Working capital	$32,509	$29,684	$24,021	$23,614	$32,083
Total assets	185,177	179,586	177,608	172,469	171,718
Total debt	128,842	127,179	128,661	119,982	108,112
Stockholders' equity	14,741	12,750	9,068	8,750	26,380

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

    The following tables set forth the percentages that the items in the Company's Consolidated Statements of Operations bear to net sales for the fiscal years ended September 30:

	2001	2000	1999
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	50.0	50.0	50.2

Gross profit	50.0	50.0	49.8
Selling, general and administrative expenses	44.5	43.1	42.5

Operating income	5.5	6.9	7.3
Interest expense	(3.9)	(4.3)	(5.0)
Other income	0.2	—	—

Income before income taxes	1.8	2.6	2.3
Income tax provision	0.9	1.2	1.2

Net income	0.9%	1.4%	1.1%

    The following table sets forth certain information representing growth in the number of stores and leased maternity departments for the periods indicated:

	Year Ended September 30
	2001	2000	1999(a)
Stores:
Beginning of period	703	625	613
Opened	85	82	94
Closed	(17)	(4)	(82)

End of period	771	703	625

(a)
Includes 30 Episode stores at the beginning of period fiscal 1999. The Company completed the closure of these remaining Episode stores during the second quarter of fiscal 1999.

Year Ended September 30, 2001 and 2000

    Net Sales.  Net sales for fiscal 2001 increased 6.0% to $388.3 million from $366.3 million in fiscal 2000. The increase was primarily due to the 68 net new stores the Company opened since September 30, 2000. Comparable store sales decreased by 2.4% during fiscal 2001 (based on 600 locations) versus a comparable store sales increase of 8.3% during fiscal 2000 (based on 532 locations). The decline in comparable store sales is primarily due to the difficult selling environment and the resulting lower consumer confidence, as further heightened by the tragic events that took place on September 11, 2001. As of September 30, 2001, the Company operated a total of 771 maternity locations: 441 moderately-priced Motherhood stores, 116 high-end A Pea in the Pod/Mimi Maternity stores, 82 Motherhood Maternity Outlets, and 132 leased maternity departments. In comparison, at September 30, 2000, the Company had 703 store locations: 405 Motherhood stores, 112 Pea/Mimi Maternity stores, 75 Motherhood Maternity Outlets and 111 leased maternity departments.

    Gross Profit.  Gross profit increased by $11.0 million, or 6.0%, to $194.0 million in fiscal 2001 primarily reflective of the higher sales volume. As a percentage of net sales, gross margins remained constant at 50.0%. During fiscal 2001, specific focus on product sourcing resulted in lower product costs. Additionally, the Company improved its delivery of products to its stores both in terms of time and cost, and reduced manufacturing costs by shifting from in-house cutting of fabric to lower cost outside contractors. Further, the benefits from newly automated warehousing systems served to reduce labor costs included in the overhead allocation pool, while increasing production volumes. The impact of these business changes were negatively affected by the tragic events of September 11th and as sales of the Company's moderately-priced Motherhood products continued to outpace sales of its higher margin product lines.

    Selling, General & Administrative Expenses.  Selling, general and administrative expenses increased by $15.0 million or 9.5% in fiscal 2001 compared to fiscal 2000. The increase in operating expenses was primarily due to an increase in wages and benefit related costs of $7.8 million and store rents of $3.7 million, which were in-line with the new store expansions offset by a slight decrease in depreciation and amortization of $0.3 million. Operating expenses, as a percentage of net sales, increased from 43.1% to 44.5% principally due to the deleveraging impact of the negative comparable store sales decrease.

    Operating Income.  Operating income in fiscal 2001 was $21.2 million (5.5% of net sales) compared to $25.2 million (6.9% of net sales) in fiscal 2000. The decrease in operating income (and as a percentage of net sales) was primarily due to negative comparable store sales.

    Interest Expense.  The Company reduced its interest expense by $1.0 million in fiscal 2001 from fiscal 2000 by maintaining average borrowings under its working capital facility at levels below fiscal 2000 coupled with lower interest rates. Average borrowings and the corresponding effective interest rate was $26.4 million at 7.8% in fiscal 2001 compared to $33.7 million at 8.6% in fiscal 2000.

    Other Income.  During the fourth quarter of fiscal 2001, the Company negotiated buy-outs of two lease arrangements in connection with the planned closure of these stores. Due to the level of the rental rates, the Company recognized income from the proceeds being paid under these buy-out agreements of $1.2 million and wrote off related leasehold improvements and other costs of $0.6 million, resulting in a net gain of $0.6 million.

    Income Taxes.  The Company's effective tax rate increased to 50.0% in fiscal 2001 from 45.7% in fiscal 2000 primarily due to the relationship of non-deductible goodwill amortization to the lower pre-tax income in fiscal 2001. See Note 10 of "Notes to Consolidated Financial Statements" for the reconciliation of the statutory federal income tax rate to the Company's effective tax rate.

Year Ended September 30, 2000 and 1999

    Net Sales.  The Company's 22.2% sales growth in fiscal 2000 compared to fiscal 1999 was attributable to the Company's continued store expansion program and the 8.3% increase in comparable store sales. For fiscal 2000, comparable store sales increased by $23.3 million based on 532 locations versus a comparable store sales increase of $29.6 million, or 12.9%, during fiscal 1999 based on 473 locations. The Company opened 78 new stores (net of closures) during fiscal 2000. As of September 30, 2000, the Company operated a total of 703 maternity stores and leased departments: 405 moderately-priced Motherhood stores, 112 high-end A Pea in the Pod/Mimi Maternity stores, 75 Motherhood Maternity Outlets, and 111 leased maternity departments. In comparison, at September 30, 1999, the Company had 625 store locations: 351 Motherhood stores, 112 Pea/Mimi Maternity stores, 65 Motherhood Maternity Outlets and 97 leased maternity departments. Fiscal 1999 also included 30 Episode stores that were sold or closed by the end of the second quarter of fiscal 1999.

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

    Selling, General & Administrative Expenses.  Selling, general and administrative expenses increased by $30.4 million or 23.9% in fiscal 2000 compared to fiscal 1999. The increase in operating expenses was primarily due to an increase in wages and benefit related costs of $15.2 million, an increase in store rents of $5.6 million and an increase in depreciation and amortization of $1.3 million, all of which were in-line with the new store expansions. Operating expenses as a percentage of net sales increased from 42.5% to 43.1% principally due to the higher store wages and related benefits.

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

Liquidity and Capital Resources

    In fiscal 2001, the Company's primary sources of working capital were the $19.5 million of cash flows from operations in addition to borrowings under its $56.0 million working capital facility (the "Working Capital Facility"). In October 2001, the Working Capital Facility was amended and restated to primarily increase the collateral base to include the assets acquired in the purchase of eSpecialty Brands LLC ("iMaternity"). The Working Capital Facility had been previously amended and restated in April 2000 to increase borrowings to the current level from $44.0 million, to raise the annual capital expenditure limitation and to extend the maturity until September 15, 2004. The interest rate is based on the lender's prime plus 25 basis points. At any time, the Company at its option may elect an alternative rate for all or part of the direct borrowings outstanding at a rate of LIBOR plus 225 basis points. The blended rate for all borrowings under the Working Capital Facility at September 30, 2001 was approximately 5.5%. Amounts available for direct borrowings, net of letters of credit outstanding, are limited to the lesser of (a) the unused portion of the Working Capital Facility or (b) the Aggregate Adjusted Availability ("AAA"), as defined in the agreement as a percentage of eligible inventory and receivables. The Working Capital Facility is secured by a security interest in the Company's inventory, equipment, fixtures and cash. In addition to the direct borrowings, a $4.0 million standby letter of credit has been utilized in fiscal years 2001 and 2000 to collateralize an Industrial Revenue Bond. There are no financial covenant requirements in the Agreement unless the AAA falls below $10.0 million. In such event, the Company would have to achieve Minimum Cash Flow, as defined in the Agreement, of not less than zero. During fiscal 2001 and 2000, the Company exceeded the AAA minimum. As of September 30, 2001, outstanding borrowings under the Working Capital Facility consisted of $32.2 million in direct borrowings and $4.1 million in letters of credit with available borrowings of $23.9 million compared to $30.5 million of direct borrowings and $3.0 million in letters of credit and available borrowings of $18.5 million as of September 30, 2000.

    In 1995, the Company sold 12 5/8% Senior Unsecured Exchange Notes due 2005 (the "Notes") with a face amount of $92.0 million. The Notes were issued at 97.934% of their face amount, resulting in an annual effective interest rate of 13.0%. Interest on the Notes is payable semiannually in cash on February 1st and August 1st. The Notes were issued by Mothers Work and are unconditionally guaranteed on a senior basis by its wholly-owned subsidiary (see Note 14 of Notes to the Consolidated Financial Statements). The Notes are redeemable at the option of the Company, in whole or in part, at any time after August 1, 2000, at 106.25% of their face amount plus accrued interest, declining ratably to 100% of their face amount on and after August 1, 2002, plus accrued interest.

    The Notes impose certain limitations on the ability of the Company to, among other things, incur additional indebtedness, pay dividends and enter into certain types of transactions. The most restrictive of these covenants limits the Company's ability to repurchase outstanding common stock or pay dividends.

    The Company's cash needs have been primarily for debt service, furniture, buildouts of new store locations, increased inventories to support the additional locations and building improvements and equipment for its existing stores and corporate headquarters. During fiscal 2001, the Company spent $12.2 million in capital expenditures, including $10.1 million in furniture, fixtures, and leasehold improvements for new store facilities (primarily Motherhood stores) and improvements to existing stores, in addition to another $2.1 million for corporate additions and other assets. This compares to $13.6 million in capital expenditure spending for fiscal 2000, of which $12.1 million was for new and existing store facilities and $1.5 million was for corporate additions and other assets. As of September 30, 2001, the Company's cash balance included $8.2 million of cash in the bank held in anticipation of paying down the iMaternity line of credit in conjunction with the acquisition, which was completed on October 17, 2001.

    During fiscal 2001, certain shares of Series A Preferred Stock were converted at the election of the holders into shares of common stock at an initial conversion rate equal to ten shares of common stock for each share of Series A Preferred Stock, at a stated value of $0.7 million. The Company was restricted under the terms of its senior debt from paying cash dividends to the holders upon conversion. Accordingly, the Company issued $0.3 million of subordinated notes with unpaid interest compounding annually at the prime rate until paid. The subordinated notes are convertible into common stock, in accordance with the note terms, after August 1, 2003 (reference is made to Note 7 of "Notes to the Consolidated Financial Statements").

    Management of the Company believes that its current cash and working capital positions, expected operating cash flows as well as available borrowing capacity under the Working Capital Facility will be sufficient to fund the Company's working capital and debt repayment requirements for fiscal 2002.

Statements of Financial Accounting Standards Not Yet Adopted

    In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations," (SFAS No. 141) and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No. 141 requires the use of the purchase method of accounting for business combinations initiated after June 30, 2001, and expands the definition of intangible assets that are to be recorded separately from goodwill. For business combinations accounted for under the purchase method which were completed prior to July 1, 2001, previously recorded goodwill and intangibles are to be evaluated against the criteria in SFAS No. 141, which may result in the reclassification of certain intangible assets into or out of recorded goodwill. SFAS No. 142 requires that goodwill and certain intangible assets with an indefinite useful life are not to be amortized, but are to be reviewed for impairment at least annually and written down in periods in which the recorded value of the goodwill or intangible asset exceeds its fair value.

    For goodwill and other intangible assets acquired prior to June 30, 2001, the Company will adopt the provisions of SFAS No. 141 and SFAS No. 142 as of October 1, 2001, and accordingly, goodwill will no longer be amortized and impairment reviews will be periodically performed to assess whether any writedowns are required. The Company's Consolidated Balance Sheet as of September 30, 2001 reflects $29.9 million of goodwill recognized as a result of the acquisitions of A Pea in the Pod in April 1995 and Motherhood in August 1995. In accordance with the provisions of these statements, the Company amortized this goodwill through the end of fiscal 2001, recognizing approximately $2.2 million of amortization annually for fiscal 2001, 2000 and 1999.

    While the Company has not yet completed all of the valuation and other work necessary to adopt these accounting standards, it is believed that, except for the impact of discontinuing the amortization of goodwill, they will not have a significant impact on the Company's financial condition or operating results. The Company will adopt the provisions of SFAS No. 141 and the transition provisions of SFAS No. 142 in accounting for its acquisition of iMaternity (see Note 12 of "Notes to Consolidated Financial Statements").

    In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which establishes a single accounting model, based on the framework established in SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and Long-lived Assets to be Disposed of," and resolves significant implementation issues related to SFAS No. 121. SFAS No. 144 superceded SFAS No. 121 and Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of a Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The Company is required to adopt SFAS No. 144 for the fiscal year ending September 30, 2003, although, early application is permitted. Management does not believe that the adoption of SFAS No. 144 will have a material impact on its financial condition or results of operations.

Seasonality

    The Company's business, like that of other retailers, is seasonal. A significant portion of the Company's net sales and profits are realized during the first and third fiscal quarters, corresponding to the holiday and Spring selling seasons, respectively. Results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. Quarterly results may fluctuate materially depending upon, among other things, the timing of new store openings, net sales and profitability contributed by new stores, increases or decreases in comparable store sales, adverse weather conditions, shifts in the timing of certain holidays and promotions, and changes in the Company's merchandise mix.

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

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

    The Company cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in Item 1, Business and Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Report or made from time to time by management of the Company involve risks and uncertainties, and are subject to change based on various important factors. The following factors, among others, in some cases have affected and in the future could affect the Company's financial performance and actual results and could cause actual results for fiscal 2002 and beyond to differ materially from those expressed or implied in any such forward-looking statements: changes in consumer spending patterns, raw material price increases, consumer preferences and overall economic conditions, the impact of competition and pricing, changes in weather patterns, availability of suitable store locations at appropriate terms and consequent changes in store opening plans, continued availability of capital and financing, ability to develop merchandise and ability to hire and train associates, changes in fertility and birth rates, political stability, currency and exchange risks and changes in existing or potential duties, tariffs or quotas, postal rate increases and charges, paper and printing costs, and other factors affecting the Company's business beyond the Company's control.

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

    At September 30, 2001, the principal components of the Company's debt portfolio are the Notes and the Working Capital Facility, both of which are denominated in US dollars. The Notes bear interest at a fixed rate of 12 5/8% and the Working Capital Facility bears interest at a variable rate, which at September 30, 2001 was approximately 6.0%. While a change in interest rates would not affect the interest incurred or cash flows related to the fixed portion of the debt portfolio, the Debt Value would be affected. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position.

    The sensitivity analysis as it relates to the fixed portion of the Company's debt portfolio assumes an instantaneous 100 basis point move in interest rates from their levels at September 30, 2001 with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the Debt Value by $0.9 million at September 30, 2001. A 100 basis point decrease in market interest rates would result in a $0.9 million increase in the Debt Value at September 30, 2001.

    Based on the variable rate debt included in the Company's debt portfolio at September 30, 2001, a 100 basis point increase in interest rates would result in an additional $0.3 million of interest incurred per year. A 100 basis point decrease would lower interest incurred by $0.3 million per year.

Item 8. Financial Statements and Supplementary Data

    The Company's consolidated financial statements appear at pages F-1 through F-25, as set forth in Item 14.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    None.

PART III.

Item 10. Directors and Executive Officers of the Registrant

    Information concerning directors, appearing under the caption "Election of Directors" in the Company's Proxy Statement (the "Proxy Statement") to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders scheduled to be held on January 17, 2002, and information concerning executive officers, appearing under the caption "Item 1. Business—Executive Officers of the Company" in Part I of this Form 10-K, are incorporated herein by reference in response to this Item 10.

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
(2)	Schedules
None.
(3)	Exhibits
Exhibit No.	Description
*3.1	Amended and Restated Certificate of Incorporation of the Company (effective March 10, 1993) (Exhibit 3.3 to the Company's Registration Statement on Form S-1, Registration No. 33-57912, dated February 4, 1993 (the "1993 Registration Statement")).
*3.2	By-Laws of the Company (Exhibit 3.5 to the Company's Annual Report on Form 10-K for the year ended September 30, 1993 (the "1993 Form 10-K")).
*4.1	Certificate of Designation for the Series A Cumulative Convertible Preferred Stock of the Company (Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (the "June 1995 10-Q")).

*4.2	Indenture dated as of August 1, 1995 from the Company to Society National Bank, as Trustee (Exhibit 4.1 to the June 1995 10-Q).
*4.3	Specimen certificate representing shares of the Company's common stock with legend regarding Preferred Stock Purchase Rights. (Exhibit 4.2 to the October 1995 8-K).
*4.4	Amended and Restated Rights Agreement, dated as of March 17, 1997, between the Company and StockTrans, Inc. (incorporated by reference to Exhibit 4.2 to the Company's current report on Form 8-K dated March 17, 1997).
*4.5	Amendment No. 1, dated as of June 4, 1997, to the Amended and Restated Rights Agreement, dated as of March 17, 1997, between the Company and StockTrans, Inc. (Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).
*4.6	Registration Rights Agreement, dated as of June 9, 1998, by and among the Company and certain of the Selling Stockholders (Exhibit 4.1 of the Company's Registration Statement on Form S-3, Registration No. 333-59309, dated July 17, 1998).
†*4.7	1987 Stock Option Plan (as amended and restated) (Exhibit 4.1 of the Company's Registration Statement on Form S-8, Registration No. 333-59529, dated July 21, 1998).
*10.1	Registration Rights and Right of Co-Sale Agreement dated as of May 4, 1992 among the Company, Dan W. Matthias, Rebecca C. Matthias, Meridian Venture Partners, Penn Janney Fund, Inc., Apex Investment Fund, L.P., Meridian Capital Corp., Butcher & Singer/Keystone Venture II, L.P., G-2 Family Partnership, PIISC — Penn Venture Fund, John L. Plummer, Gail G. Davis, Milton S. Stearns Jr., Trustee U/D/T dated 12/20/88, Stevan Simich, Growth Investors, George P. Keeley, Robert E. Brown Jr., Bruce II. Hooper, John J. Serrell, Charles G. Schiess, Terence Kavanagh and Michael B. Staebler (Exhibit 10.8 to the 1993 Registration Statement).
†*10.2	1994 Director Stock Option Plan (Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended September 30, 1994 (the "1994 Form 10-K")).
†*10.3	Employment Agreement dated as of July 14, 1994 between the Company and Dan W. Matthias (Exhibit 10.25 to the Company's Current Report on Form 8-K dated January 31, 1994).
†*10.4	Employment Agreement dated as of July 14, 1994 between the Company and Rebecca C. Matthias (Exhibit 10.26 to the 1994 Form 10-K).
*10.5	Registration Rights Agreement dated as of August 1, 1995 among the Company and Morgan Stanley & Co. Incorporated, Wheat, First Securities, Inc. and Janney Montgomery Scott Inc. (Exhibit 10.2 to the June 1995 10-Q).
*10.6	Loan Agreement dated September 1, 1995 between Philadelphia Authority For Industrial Development ("PAID") and the Company (Exhibit 10.26 to the Company's Registration Statement on Form S-1, Registration No. 33-97318, dated October 26, 1995 (the "1995 Registration Statement")).
*10.7	Indenture of Trust dated September 1, 1995 between PAID and Society National Bank (Exhibit 10.29 to the 1995 Registration Statement).
*10.8	Variable/Fixed Rate Federally Taxable Economic Development Bond (Mothers Work, Inc.), Series of 1995, in the aggregate principal amount of $4,000,000 (Exhibit 10.30 to the 1995 Registration Statement).
*10.9	Trademark License Agreement dated May 31, 1996 between the Company and Episode USA, Inc. (Exhibit 10.1 to the June 1996 8-K).

*10.10	Distribution Agreement dated April 25, 1996 among Toppy International Limited, T3 Acquisition, Inc. and the Company (Exhibit 10.2 to the June 1996 8-K).
*10.11	Residential Lease dated June 28, 1996 between the Company and Daniel & Rebecca Matthias (Exhibit 10.27 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996, the "1996 Form 10-K").
*10.12	Note dated February 14, 1996 from the Company to PIDC Local Development Corporation (Exhibit 10.29 to the 1996 Form 10-K).
*10.13	Installment Sale Agreement dated April 4, 1996 by and between PIDC Financing Corporation and the Company (Exhibit 10.30 to the 1996 Form 10-K for the fiscal year ended September 30, 1996).
*10.14	Open-ended Mortgage dated April 4, 1996 between PIDC Financing Corporation and the Pennsylvania Industrial Development Authority ("PIDA") (Exhibit 10.31 to the 1996 Form 10-K).
*10.15	Loan Agreement dated April 4, 1996 by and between PIDC Financing Corporation and PIDA (Exhibit 10.32 to the 1996 Form 10-K).
*10.16	Loan & Security Agreement dated as of April 24, 1998 by and among, Mothers Work, Inc., Cave Springs, Inc. and Fleet Capital Corporation (Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).
*10.17	Asset Transfer Agreement dated as of August 31, 1998 by and between the Company, T3 Acquisition, Inc. and The Wet Seal, Inc. (Exhibit 10.32 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998).
*10.18	Amendment to Loan and Security Agreement dated as of April 11, 2000 by and among, Mothers Work Inc., Cave Springs, Inc. and Fleet Capital Corporation (Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).
†10.19	Consulting Agreement and Severance Agreement dated as of April 16, 2001 between the Company and Don W. Ochs.
21	Subsidiary of the Company.
23	Consent of Arthur Andersen LLP.

*Incorporated by reference.
†Management contract or compensatory plan or arrangement.
(b)	Reports filed on Form 8-K during the last quarter of fiscal 2001:
None.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Philadelphia, Commonwealth of Pennsylvania, on the 14th day of December, 2001.

By:	/s/ DAN W. MATTHIAS Dan W. Matthias Chairman of the Board and Chief Executive Officer; the principal executive officer
By:	/s/ REBECCA C. MATTHIAS Rebecca C. Matthias President and Chief Operating Officer; the principal financial and accounting officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on December 14, 2001, in the capacities indicated:

/s/ DAN W. MATTHIAS Dan W. Matthias	Chairman of the Board, Chief Executive Officer and Director; the principal executive officer
/s/ REBECCA C. MATTHIAS Rebecca C. Matthias	President, Chief Operating Officer and Director; the principal financial and accounting officer
/s/ VERNA K. GIBSON Verna K. Gibson	Director
/s/ JOSEPH A. GOLDBLUM Joseph A. Goldblum	Director
/s/ ELAM M. HITCHNER, III Elam M. Hitchner, III	Director
/s/ WILLIAM A. SCHWARTZ, JR. William A. Schwartz, Jr.	Director
/s/ STANLEY C. TUTTLEMAN Stanley C. Tuttleman	Director

MOTHERS WORK, INC. AND SUBSIDIARY

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

F–1

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Mothers Work, Inc.:

    We have audited the accompanying consolidated balance sheets of Mothers Work, Inc. (a Delaware corporation) and subsidiary as of September 30, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mothers Work, Inc. and subsidiary as of September 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States.

                      ARTHUR ANDERSEN LLP

Philadelphia, Pennsylvania
November 2, 2001

F–2

MOTHERS WORK, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	September 30,
	2001	2000
ASSETS
Current Assets
Cash and cash equivalents	$10,358	$3,076
Trade receivables	4,726	3,833
Inventories	73,090	75,747
Deferred income taxes	2,278	3,851
Prepaid expenses and other current assets	4,404	3,040

Total current assets	94,856	89,547
Property, Plant and Equipment, net	46,025	44,260
Other Assets
Goodwill, net of accumulated amortization of $14,355 and $12,300	29,886	32,093
Deferred financing costs, net of accumulated amortization of $2,788 and $2,289	1,640	2,139
Other intangible assets, net of accumulated amortization of $1,952 and $2,144	1,295	1,045
Deferred income taxes	10,858	9,821
Other non-current assets	617	681

Total other assets	44,296	45,779

	$185,177	$179,586

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Line of credit	$32,229	$30,548
Current portion of long-term debt	434	543
Accounts payable	13,244	15,445
Accrued expenses and other current liabilities	16,440	13,327

Total current liabilities	62,347	59,863
Long-Term Debt	96,179	96,088
Accrued Dividends on Preferred Stock	7,055	6,037
Deferred Rent	4,855	4,848
Commitments and Contingencies (Note 11)
Stockholders' Equity
Series A Cumulative convertible preferred stock, $.01 par value, $280.4878 stated value; 2,000,000 shares authorized, 41,000 shares issued, 38,409 and 41,000 shares outstanding, respectively (liquidation value of $17,828 and $17,537, respectively)	10,773	11,500
Series B Junior participating preferred stock, $.01 par value; 10,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value; 10,000,000 shares authorized, 3,480,122 and 3,451,770 shares issued and outstanding, respectively	35	34
Additional paid-in-capital	26,949	26,203
Accumulated deficit	(23,016)	(24,987)

Total stockholders' equity	14,741	12,750

	$185,177	$179,586

The accompanying notes are an integral part of these statements.

F–3

MOTHERS WORK, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended September 30
	2000	2001	1999
Net sales	$388,306	$366,283	$299,735
Cost of goods sold	194,320	183,300	150,402

Gross profit	193,986	182,983	149,333
Selling, general and administrative expenses	172,795	157,809	127,390

Operating income	21,191	25,174	21,943
Interest expense	(14,867)	(15,877)	(15,132)
Other income	594	—	—

Income before income taxes	6,918	9,297	6,811
Income tax provision	3,456	4,249	3,424

Net income	3,462	5,048	3,387
Dividends on preferred stock	1,491	1,389	1,251

Net income available to common stockholders	$1,971	$3,659	$2,136

Income per share — Basic	$0.57	$1.06	$0.60

Average shares outstanding — Basic	3,456	3,443	3,538

Income per share — Diluted	$0.55	$1.01	$0.57

Average shares outstanding — Diluted	3,605	3,641	3,754

The accompanying notes are an integral part of these statements.

F–4

MOTHERS WORK, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)

	Series A Cumulative Convertible Preferred Stock	Common Stock
		Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance September 30, 1998	$11,500	3,598	$36	$27,996	$(30,782)	$8,750
Exercise of stock options	—	35	—	209	—	209
Purchase and retirement of common stock	—	(187)	(2)	(2,025)	—	(2,027)
Preferred stock dividends	—	—	—	—	(1,251)	(1,251)
Net income	—	—	—	—	3,387	3,387

Balance September 30, 1999	11,500	3,446	34	26,180	(28,646)	9,068
Exercise of stock options	—	24	—	202	—	202
Purchase and retirement of common stock	—	(18)	—	(179)	—	(179)
Preferred stock dividends	—	—	—	—	(1,389)	(1,389)
Net income	—	—	—	—	5,048	5,048

Balance September 30, 2000	11,500	3,452	34	26,203	(24,987)	12,750
Exercise of stock options	—	2	1	19	—	20
Preferred stock conversions	(727)	26	—	727	—	—
Preferred stock dividends	—	—	—	—	(1,491)	(1,491)
Net income	—	—	—	—	3,462	3,462

Balance September 30, 2001	$10,773	3,480	$35	$26,949	$(23,016)	$14,741

The accompanying notes are an integral part of these statements.

F–5

MOTHERS WORK, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended September 30
	2001	2000	1999
Cash Flows from Operating Activities
Net income	$3,462	$5,048	$3,387
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,915	11,951	10,516
Accretion of discount on Notes	194	173	150
Deferred taxes	536	4,136	957
Amortization of deferred financing costs	499	481	498
Provision for deferred rent	7	556	473
Loss on impairment of long-lived assets	64	—	—
Changes in assets and liabilities:
Decrease (increase) in —
Receivables	(893)	(1,263)	406
Inventories	2,657	(793)	(13,277)
Prepaid expenses and other assets	(1,300)	28	3,814
Increase (decrease) in —
Accounts payable and accrued expenses	2,366	(1,694)	(6,496)

Net cash provided by operating activities	19,507	18,623	428

Cash Flows from Investing Activities
Capital expenditures	(12,212)	(13,619)	(10,087)
Disposal of fixed assets	639	—	—
Purchase of intangible assets	(554)	(209)	(219)

Net cash used in investing activities	(12,127)	(13,828)	(10,306)

Cash Flows from Financing Activities
Increase (decrease) in line of credit and cash overdrafts, net	425	(2,173)	9,591
Repurchase of common stock	—	(179)	(2,026)
Repayment of long-term debt	(543)	(709)	(379)
Proceeds from exercise of options	20	202	209

Net cash (used in) provided by financing activities	(98)	(2,859)	7,395

Net Increase (Decrease) in Cash and Cash Equivalents	7,282	1,936	(2,483)
Cash and Cash Equivalents, Beginning of Year	3,076	1,140	3,623

Cash and Cash Equivalents, End of Year	$10,358	$3,076	$1,140

The accompanying notes are an integral part of these statements.

F–6

MOTHERS WORK, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Nature of Business

    Mothers Work, Inc., incorporated in Delaware in 1982, is a specialty retailer and manufacturer of maternity clothing. The Company operated 771 retail store locations at September 30, 2001, including 132 leased departments, throughout the United States.

  Principles of Consolidation

    The accompanying consolidated financial statements include the accounts of Mothers Work, Inc. and its wholly-owned subsidiary, Cave Springs, Inc. (collectively "Mothers Work" or the "Company"), as of September 30, 2001. All significant intercompany transactions and accounts have been eliminated in consolidation.

    On October 17, 2001, the Company completed the acquisition of eSpecialty Brands LLC ("iMaternity") (see Note 12).

  Use of Estimates

    The preparation of financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Cash and Cash Equivalents

    Cash and cash equivalents include cash on hand and cash in the bank. Cash overdrafts of $2,426,000 and $3,682,000 are included in accounts payable at September 30, 2001 and 2000, respectively. The Company considers investments with an original maturity of three months or less when purchased to be cash equivalents.

    The Company maintains cash accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses from maintaining cash accounts in excess of such limits. Management believes that it is not exposed to any significant credit risks on its cash accounts.

  Inventories

    Inventories are valued at the lower of cost or market. Cost is determined by the "first-in, first-out" (FIFO) method. Inventories manufactured by the Company include the cost of materials, freight, direct labor, manufacturing and distribution overhead.

  Advertising Costs

    The Company expenses the costs of advertising when the advertising occurs, except for the costs associated with catalogs and brochures. The production costs for catalogs and brochures are deferred and amortized over a three to six month period corresponding to the expected period in which these items will be mailed. Advertising and catalog expenses were $7,212,000, $6,953,000 and $6,479,000 in fiscal 2001, 2000 and 1999, respectively.

F–7

  Property, Plant and Equipment

    Property, plant and equipment are stated at cost. Depreciation and amortization are computed for financial reporting purposes on a straight-line basis, using service lives ranging principally from five to ten years for furniture and equipment and forty years for the building. Leasehold improvements are amortized over the shorter of the estimated useful life or the lease term. The cost of assets sold or retired and the related accumulated depreciation or amortization are removed from the accounts with any resulting gain or loss included in net income. Maintenance and repairs are expensed as incurred except for the capitalization of major renewals and betterments that extend the life of the asset. Long-lived assets are reviewed for impairment whenever adverse events or changes in circumstances or business climate indicate that the carrying value may not be recoverable. Factors used in the valuation include, but are not limited to, management's plans for future operations, brand initiatives, recent operating results and projected cash flows. If the associated undiscounted cash flows are insufficient to support the recorded asset, an impairment is recognized to reduce the carrying value of the asset. The amount of the impairment loss is determined by comparing the discounted expected future cash flows with the carrying value. At September 30, 2001, management believes that no reductions to the remaining useful lives or write-downs of long-lived assets are necessary.

  Goodwill, Intangible and Other Assets

    Goodwill represents the excess of the cost over the fair value of net assets acquired in business combinations. Goodwill is amortized using the straight-line method over a period of 20 years. Leasehold interests and other intangible assets are amortized over the lease term and five to ten years, respectively. Amortization of goodwill, leasehold interests and other intangible assets was $2,422,000, $2,494,000 and $2,451,000 in fiscal 2001, 2000 and 1999, respectively. Management reviews the carrying amount of goodwill, leasehold interests and other intangible assets at each balance sheet date to assess the continued recoverability based on future undiscounted cash flows and operating results from the related asset, future asset utilization and changes in market conditions. At September 30, 2001, management does not believe that there has been any impairment to the carrying value of goodwill, leasehold interests and other intangible assets.

  Deferred Financing Costs

    Deferred financing costs are amortized over the term of the related debt using the effective interest method. Amortization of deferred financing costs was $499,000, $481,000 and $498,000 in fiscal 2001, 2000 and 1999, respectively, and is included in interest expense in the accompanying Consolidated Statements of Operations.

  Deferred Rent

    Rent expense on operating leases is recorded on a straight-line basis over the term of the lease. The net excess of rent expense over the actual cash paid has been recorded as deferred rent in the accompanying Consolidated Balance Sheets.

  Fair Value of Financial Instruments

    Cash and cash equivalents, trade receivables, accounts payable and accrued expenses are reflected at fair value in the accompanying consolidated financial statements due to the short-term nature of those instruments. The carrying amounts of long-term debt and capitalized lease obligations

F–8

approximate fair value at the balance sheet dates based on the fair market value for similar instruments.

  Revenue Recognition

    Revenue is recognized at the point of sale for retail store sales or when merchandise is shipped to customers for Internet and mail order sales.

  Income Taxes

    The Company utilizes the asset and liability method of accounting for income taxes as prescribed by Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

  Accounting for Stock-Based Compensation

    The Company accounts for stock-based compensation under the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." The Company has adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation."

  Earnings per share

    Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of outstanding common shares. Diluted earnings per share is computed based upon the weighted average number of outstanding common shares, after giving effect to the potential dilutive effect from the assumed exercise of stock options and warrants as well as the assumed conversion of dilutive preferred stock and subordinated notes (see Note 7).

    The following summarizes those effects for the diluted earnings per share calculation (in thousands):

	2001	2000	1999
Average number of shares — Basic	3,456	3,443	3,538
Incremental shares from the assumed exercise of outstanding stock options and warrants	149	198	216

Average number of shares — Diluted	3,605	3,641	3,754

    Options to purchase 499,955 shares were outstanding at September 30, 2001, but were not included in the computation of diluted earnings per share, as their effect would have been antidilutive. Additionally, the assumed conversion of the Company's Series A Cumulative Convertible Preferred Stock (the "Series A Preferred Stock"), which was convertible into 384,090 and 410,000 shares of common stock at September 30, 2001 and 2000, respectively, were determined to be antidulitive for all periods presented. The assumed conversion of the Company's subordinated notes, which were issued in

F–9

fiscal 2001 (see Note 7) and were convertible into approximately 33,100 shares of common stock at September 30, 2001, were also determined to be antidilutive.

  Statements of Cash Flows

    In fiscal 2001, 2000 and 1999, the Company paid interest of $14,288,000, $15,127,000 and $14,919,000, respectively, and made tax payments of $394,000, $494,000 and $28,000, respectively. Capital lease obligations totaling $511,000 were incurred with respect to new equipment leases in fiscal 2000 (none for fiscal 2001 and 1999).

  Reclassifications

    Certain prior year balances in the financial statements have been reclassified to conform with the current year presentation.

  Cost of Start-up Activities

    The Company records the costs of computer software, inclusive of website development costs, in accordance with "Statement of Position (SOP) 98-1", "Accounting for the Costs of Computer Software Development or Obtained for Internal Use" issued by the Accounting Standards Executive Committee of the Institute of Certified Public Accountants. This statement requires that certain internal-use computer software costs be capitalized and amortized over the useful life of the asset. In fiscal 2001, the Company capitalized approximately $177,000 of costs related to the development of internal-use software. In fiscal 2000 and 1999, the Company expended an immaterial amount for the development of software for internal use. Accordingly, these costs were expensed as incurred during fiscal 2000 and 1999.

  Shipping and Handling Fees and Costs

    The Company includes shipping and handling revenue earned from its catalog and e-commerce activities in net sales. Shipping and handling costs, which are included in cost of goods sold in the accompanying Consolidated Statements of Operations, include shipping supplies, related labor costs and third-party shipping costs.

  Other Income

    During the fourth quarter fiscal 2001, the Company negotiated buy-outs of two lease arrangements in connection with the planned closure of these stores. Due to the level of the rental rates, the Company recognized income from the proceeds being paid under these buy-out agreements of $1.2 million in the aggregate and wrote off related leasehold improvements and other costs of $0.6 million, resulting in a net gain of $0.6 million, which is included in other income in the Consolidated Statements of Operations.

  Business and Credit Risk

    Financial instruments, primarily cash and cash equivalents and accounts receivable potentially subject the Company to concentrations of credit risk. The Company would limit its credit risk associated with cash and cash equivalents by placing such investments in highly liquid funds. Receivables associated with third-party credit cards are processed by financial institutions which are

F–10

monitored for financial stability. The Company is dependent on key suppliers to provide sufficient quantities of inventory at competitive prices. No single supplier represented 10% or more of net purchases in fiscal 2001, 2000 and 1999.

  New Accounting Pronouncements

    In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS No. 141) and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No. 141 requires the use of the purchase method of accounting for business combinations initiated after June 30, 2001, and expands the definition of intangible assets that are to be recorded separately from goodwill. For business combinations accounted for under the purchase method which were completed prior to July 1, 2001, previously recorded goodwill and intangibles are to be evaluated against the criteria in SFAS No. 141, which may result in the reclassification of certain intangible assets into or out of recorded goodwill. SFAS No. 142 requires that goodwill and certain intangible assets with an indefinite useful life are not to be amortized, but are to be reviewed for impairment at least annually and written down in periods in which the recorded value of the goodwill or intangible asset exceeds its fair value.

    For goodwill and other intangible assets acquired prior to June 30, 2001, the Company will adopt the provisions of SFAS No. 141 and SFAS No. 142 as of October 1, 2001, and accordingly, goodwill will no longer be amortized and impairment reviews will be periodically performed to assess whether any writedowns are required. The Company's Consolidated Balance Sheet as of September 30, 2001 includes $29.9 million of goodwill recognized as a result of the acquisitions of A Pea in the Pod in April 1995 and Motherhood in August 1995. In accordance with the provisions of these statements, the Company amortized this goodwill through the end of fiscal 2001, recognizing approximately $2.2 million of amortization annually for fiscal 2001, 2000 and 1999.

    While the Company has not yet completed all of the valuation and other work necessary to adopt these accounting standards, it is believed that, except for the impact of discontinuing the amortization of goodwill, there will not be a significant impact on the Company's financial condition or operating results. The Company will adopt the provisions of SFAS No. 141 and the transition provisions of SFAS No. 142 in accounting for its acquisition of iMaternity (see Note 12).

    In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which establishes a single accounting model, based on the framework established in SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and Long-lived Assets to be Disposed of," and resolves significant implementation issues related to SFAS No. 121. SFAS No. 144 superceded SFAS No. 121 and Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of a Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The Company is required to adopt SFAS No. 144 for the fiscal year ending September 30, 2003, however, early application is permitted. Management does not believe that the adoption of SFAS No. 144 will have a material impact on its financial condition or results of operations.

F–11

2. INVENTORIES

    Inventories at September 30 were as follows (in thousands):

	2001	2000
Finished goods	$61,535	$60,871
Work-in-progress	3,486	5,570
Raw materials	8,069	9,306

	$73,090	$75,747

3. PROPERTY, PLANT AND EQUIPMENT, NET

    Property, plant and equipment at September 30 was comprised of the following (in thousands):

	2000	2001
Land	$1,400	$1,400
Building and improvements	10,834	10,443
Furniture and equipment	27,166	24,067
Leasehold improvements	57,726	51,399

	97,126	87,309
Less: accumulated depreciation and amortization	(51,101)	(43,049)

	$46,025	$44,260

    During fiscal 2001, the Company recorded charges under SFAS No. 121 of approximately $64,000, related to the impairment of leasehold improvements and furniture and equipment at one store location.

4. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

    At September 30, accrued expenses and other current liabilities were comprised of the following (in thousands):

	2001	2000
Salaries, wages and employee benefits	$5,274	$5,078
Income taxes payable	2,308	—
Interest	2,179	2,293
Sales taxes	1,763	1,738
Insurance	961	232
Rent	676	1,527
Audit and legal	648	39
Restructuring costs (see Note 13)	128	250
Other	2,503	2,170

	$16,440	$13,327

F–12

5. LINE OF CREDIT

    The Company's primary sources of working capital consist of cash flows from operations and borrowings under its $56.0 million working capital facility (the "Working Capital Facility"). In October 2001, the Working Capital Facility was amended and restated to primarily increase the collateral base to include the assets acquired in the acquisition of iMaternity (see Note 12). The Working Capital Facility was amended and restated in April 2000 to increase borrowings to the current level, to raise the annual capital expenditure limitation, and to extend the maturity until September 15, 2004. The interest rate on direct borrowings outstanding is based on the prime rate of the Company's lender plus 25 basis points. At any time, the Company at its option may elect an alternative rate for all or part of the direct borrowings outstanding at LIBOR plus 225 basis points. The blended rate at September 30, 2001 was 5.5%. Amounts available for direct borrowings (net of letters of credit outstanding) are limited to the lesser of (a) the unused portion of the Working Capital Facility or (b) the Aggregate Adjusted Availability ("AAA"), as defined in the agreement as a percentage of eligible inventory and trade receivables. The Working Capital Facility is secured by a security interest in the Company's inventory, equipment, fixtures and cash. The facility has no financial covenants provided that the AAA does not fall below $10.0 million. In such event, the Company must achieve a Minimum Cash Flow, as defined, of not less than zero. At September 30, 2001, there were $32.2 million of direct borrowings, $4.1 million of outstanding letters of credit and the AAA was $23.9 million ($18.5 million at September 30, 2000). The Company was in compliance with all non-financial covenants per the agreement. In fiscal 2001, 2000 and 1999, the weighted average interest rates on the Working Capital Facility were 7.5%, 8.6% and 8.1%, respectively.

    In addition to borrowings and letters of credit available under the Working Capital Facility, the Company has a $4.0 million standby letter of credit that collateralizes an Industrial Revenue Bond (see Note 6).

F–13

6. LONG-TERM DEBT

    The following table summarizes the Company's long-term debt at September 30 (in thousands):

	2001	2000
12 5/8% Senior Unsecured Exchange Notes due 2005 (net of unamortized discount)	$90,984	$90,790
Industrial Revenue Bond, interest is variable (5.0% at September 30, 2001 and 2000), principal due annually through 2020 (collateralized by a $4.0 million standby letter of credit)	3,430	3,535
Government Mortgage Notes:
Interest at 3%, principal due monthly until 2011 (collateralized by a $1.0 million letter of credit and a second mortgage on certain property and equipment at the Company's headquarters)	1,389	1,511
Interest at 2.0%, principal due monthly until 2011 (collateralized by certain equipment at the Company's headquarters)	200	219
Interest at 4.25%, principal monthly until 2001 (collateralized by certain equipment at the Company's headquarters)	0	32
Capital lease obligations	279	544
Subordinated notes, interest at prime, no expiration	331	0

	96,613	96,631
Less: current maturities	(434)	(543)

	$96,179	$96,088

    Long-term debt maturities as of September 30 are as follows (in thousands):

2002	$434
2003	700
2004	279
2005	92,288
2006	298
2007 and thereafter	3,630

97,629
Less: unamortized discount	(1,016)

$96,613

    In connection with the acquisition of Motherhood on August 1, 1995, the Company sold 12 5/8% Senior Unsecured Notes due 2005 (the "Notes") with a face amount of $92.0 million. The Notes were issued at 97.934% of their face amount, resulting in an annual effective interest rate of 13.0%. Interest on the Notes is payable semiannually in cash on February 1 and August 1. The Notes were issued by Mothers Work and are unconditionally guaranteed on a senior basis by its subsidiary (see Note 14). The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after August 1, 2000, at 106.25% of their face amount, plus accrued interest, declining ratably to 100% of their face amount on and after August 1, 2002, plus accrued interest. In November 1995, the Company completed an exchange offer whereby the Notes were exchanged for 12 5/8% Senior Unsecured Exchange Notes due 2005 which have been registered under the Securities Act of 1933.

F–14

    The Notes impose certain limitations on the ability of the Company to, among other things, incur additional indebtedness, pay dividends and enter into certain types of transactions. The most restrictive of these covenants limits the Company's ability to repurchase outstanding common stock (see Note 17).

    During fiscal 2001, certain of the holders of the Series A Preferred Stock elected to convert 2,591 shares with a stated value of $0.7 million into shares of common stock at an initial conversion rate equal to ten shares of common stock for each share of Series A Preferred Stock. The Company was restricted under the terms of the Notes from paying cash dividends to the holders upon conversion. Accordingly, the Company issued $0.3 million of subordinated notes with unpaid interest compounding annually at the prime rate until paid. The subordinated notes are convertible into common stock, in accordance with the terms of those notes, after August 1, 2003.

7. COMMON AND PREFERRED STOCK

    In connection with the Motherhood acquisition on August 1, 1995, the Company issued 41,000 shares of Series A Cumulative Convertible Preferred Stock (the "Series A Preferred Stock") with a stated value of $11.5 million. The Series A Preferred Stock has a preference in liquidation equal to the stated value plus accrued but unpaid dividends. The Company may redeem (but is under no obligation to do so) the Series A Preferred Stock at any time at a price equal to liquidation preference, subject to certain limitations imposed by the terms of the Working Capital Facility and the Notes agreement.

    The holders of the Series A Preferred Stock are entitled to receive annual cash dividends, which are cumulative to the extent not paid, and compound annually at 8.5% of the stated value. No dividends may be paid on common stock or any other shares of capital stock of the Company ranking junior to the Series A Preferred Stock (other than dividends payable in shares of common stock), until all cumulative and current dividends on the Series A Preferred Stock have been declared and paid in full. As of September 30, 2001 and 2000, accrued dividends on the Series A Preferred Stock were $7,055,000 and $6,037,000, respectively, and are classified as long-term liabilities in the accompanying Consolidated Balance Sheets.

    The Series A Preferred Stock is convertible into shares of common stock (i) between August 1, 2000 and May 1, 2006, at an initial conversion rate (subject to adjustments for stock splits, stock dividends, recapitalizations and similar events) equal to ten shares of common stock for each share of Series A Preferred Stock, or (ii) after November 1, 2006, at a conversion rate determined by dividing the aggregate stated value of all shares of Series A Preferred Stock to be converted by 90% of the then-market price of the common stock, as defined. After a holder's exercise of the conversion right under (i) above, the Company may only redeem the Series A Preferred Stock from the proceeds of an equity offering. The limitation on this redemption right may only be modified with the consent of the holders of a majority of the outstanding principal amount of the Notes. Upon any conversion, the holder of the Series A Preferred Stock to be converted is entitled to receive payment of all accrued and unpaid dividends in cash unless the Company is prohibited by limitations contained in the Notes agreement. In the case of a conversion under (i) above, if dividends are not paid in cash due to restrictions imposed by the Working Capital Facility or the Notes, the Company will issue a subordinated note. If the note is not paid by August 1, 2003, then all principal and accrued interest may be converted into that number of shares of common stock determined by dividing the amount due by the then-market price, as defined. In the case of a conversion under (ii) above, if accrued dividends are not paid in cash, then such dividends are convertible into common stock on the same basis as the shares of Series A Preferred Stock.

F–15

MOTHERS WORK, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. COMMON AND PREFERRED STOCK (Continued)

    In connection with the Rights Agreement dated March 17, 1997 (see Note 8), the Company authorized 10,000 shares of Series B Junior Participating Preferred Stock (the "Series B Preferred Stock"). The Series B Preferred Stock can be purchased in units equal to one one-thousandth of a share (the "Series B Units") under the terms of the Rights Agreement. The holders of the Series B Units are entitled to receive dividends when and if declared on common stock. Series B Units are junior to the common stock and Series A Preferred Stock for both dividends and liquidations. Each Series B Unit votes as one share of common stock.

8. RIGHTS AGREEMENT

    In accordance with the Company's Rights Agreement, the Company will provide one Right outstanding for each share of Mothers Work common stock now or hereafter outstanding. Under certain limited conditions, as defined in the Rights Agreement, each Right entitles the registered holder to purchase from the Company one Series B Unit at $85 per share, subject to adjustment. The rights expire on October 9, 2005 (the "Final Expiration Date").

    On March 17, 1997, the Company amended its Rights Agreement to provide the independent directors of the Company with some discretion in determining when the Distribution Date (as defined in the Rights Agreement) shall occur and the date until which the Rights may be redeemed. In addition, the Amended and Restated Rights Agreement exempts from its operation any person that acquires, obtains the right to acquire, or otherwise obtains beneficial ownership of 10.0% or more of the then outstanding shares of the Company's common stock (an "Acquiring Person") without any intention of changing or influencing control of the Company provided that such person, as promptly as practicable, divests himself or itself of a sufficient number of shares of common stock so that such person would no longer be an Acquiring Person.

    The Rights are not exercisable until the Distribution Date, which will occur upon the earlier of (i) ten business days following a public announcement that an Acquiring Person has acquired beneficial ownership of 10.0% or more of the Company's outstanding common stock, and ten business days following the commencement of a tender offer or exchange offer that would result in a person or group owning 10.0% or more of the Company's outstanding common stock, or (ii) such later date as may be determined by action of a majority of the independent directors.

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

    Upon exercise and the occurrence of certain events, as defined in the Rights Agreement, each holder of a Right, except the Acquiring Person, will have the right to receive Mothers Work common stock or common stock of the acquiring company having a value equal to two times the exercise price of the Right.

9. STOCK OPTION PLANS

    The Company has two stock option plans: the Director Stock Option Planand the Amended and Restated 1987 Stock Option Plan. Under the Director Stock Option Plan, each outside director is

F–16

granted 2,000 fully vested options on an annual basis at an exercise price equal to the fair market value on the grant date. Under the 1987 Stock Option Plan, as amended and restated, officers and certain employees may be granted options to purchase the Company's common stock at exercise prices equal to the fair market value of the stock at the date of grant or at other prices as determined by the Compensation Committee of the Board of Directors. No options have been granted by the Company at less than the fair market value of the Company's common stock on the date of grant for any of the periods presented. Up to a total of 1,425,000 options may be issued under the Plans. Options outstanding generally vest ratably over 5 years and generally expire in ten years from the date of grant.

    Stock option activity for all plans was as follows:

	Outstanding Options Price	Weighted Average Exercise
	(in thousands)
Balance — September 30, 1998	730	$10.85
Granted	185	9.98
Exercised	(35)	5.54
Canceled	(71)	10.09

Balance — September 30, 1999	809	10.93
Granted	179	10.61
Exercised	(24)	9.37
Canceled	(62)	10.02

Balance — September 30, 2000	902	10.98
Granted	285	9.41
Exercised	(2)	8.15
Canceled	(169)	9.51

Balance — September 30, 2001	1,016	10.58

    Options for 713,075, 544,512 and 485,889 shares were exercisable as of September 30, 2001, 2000 and 1999, respectively, and had a weighted-average exercise price of $10.96, $11.49, and $11.62 for those respective periods.

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

F–17

not indicative of future amounts. SFAS No. 123 does not apply to options awarded prior to fiscal year ended September 30, 1996. Additional option awards are anticipated in future years.

	2000	2001	1999
	(in thousands, except per share amounts)
Net income applicable to common stockholders:
As reported	$1,971	$3,659	$2,136
Pro forma	521	2,190	735
Basic net income per common share:
As reported	$0.57	$1.06	$0.60
Pro forma	0.15	0.64	0.21
Diluted net income per common share:
As reported	$0.55	$1.01	$0.57
Pro forma	0.14	0.60	0.20

    The weighted average fair value of the stock options granted during 2001, 2000 and 1999 was $6.75, $8.98 and $9.28, respectively. The fair value of each option granted is estimated on the date of grant using the Black Scholes option pricing model with the following weighted-average assumptions:

	2001	2000	1999
Dividend yield	none	none	none
Expected price volatility	81.2%	83.7%	75.8%
Risk-free interest rates	3.79%	6.08%	6.05%
Expected lives	6.0 years	8.4 years	9.1 years

    The following table summarizes information about stock options outstanding at September 30, 2001:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding (in thousands)	Weighted Average Remaining Life	Weighted Average Exercise Price	Exercisable (in thousands)	Weighted Average Exercise Price
$4.55 to $6.83	1	5.6	$6.63	1	$6.63
6.84 to 9.10	206	7.4	8.61	97	8.60
9.11 to 11.38	552	6.5	10.12	405	10.09
11.39 to 13.65	230	4.8	13.13	183	13.29
13.66 to 15.92	9	4.3	14.50	9	14.50
15.93 to 18.20	5	3.9	16.50	5	16.50
18.21 to 20.48	13	2.6	18.29	13	18.29

$4.55 to $20.48	1,016	6.3	$10.58	713	$10.96

    In connection with the Company's acquisition of A Pea in the Pod on April 5, 1995 ("the Pea Acquisition"), the Company entered into a $15 million subordinated debt agreement and issued warrants to the lender to purchase up to 140,123 shares of common stock at $.01 along with the subordinated debt. The warrants were valued at their estimated fair market value of $1.0 million and

F–18

were recorded as an original debt discount on the subordinated debt incurred. The determination of the fair value of the warrants was estimated at the date of issuance based on the then fair market value of the Company's common stock discounted at 12% with an estimated life of seven years. The warrants were immediately vested upon grant and expire in April 2002. The proceeds from the sale of the Notes were used to repay this subordinated debt.

10. INCOME TAXES

    For the years ended September 30, income tax provisions were comprised of the following (in thousands):

	2000	2001	1999
Current provision	$2,920	$113	$2,467
Deferred provision	536	4,136	957

	$3,456	$4,249	$3,424

    The reconciliations of the statutory federal rate to the Company's effective income tax rates for the years ended September 30, were as follows:

	2000	2001	1999
Statutory tax rate	34.0%	34.0%	34.0%
State taxes, net of federal benefit	3.4	3.1	4.9
Amortization of goodwill	10.8	8.1	11.0
Other	1.8	0.5	0.4

	50.0%	45.7%	50.3%

    The deferred tax effects of temporary differences giving rise to the Company's net deferred tax assets at September 30, were as follows (in thousands):

	2000	2001
Deferred tax assets:
Net operating losses carryforwards	$—	$1,995
Depreciation	9,207	7,263
Deferred rent	1,651	1,771
Inventory reserves	513	514
Employee benefit accruals	1,016	427
Alternative minimum tax credit carryforwards	—	394
Other accruals	597	719
Other	190	681

	13,174	13,764
Deferred tax liabilities:
Prepaid expenses	(38)	(92)

	$13,136	$13,672

F–19

    The Company had net operating loss carryforwards for tax purposes at September 30, 2000 of approximately $5,869,000, of which $4,309,000 was acquired in the acquisitions of A Pea in the Pod and Motherhood. The Company also had alternative minimum tax credits of approximately $394,000 that could be utilized against regular income taxes in the future. The remaining net operating loss carryforwards and alternative minimum tax credits as of September 30, 2000 were fully utilized during fiscal 2001.

    No valuation allowance has been provided for the net deferred tax assets. Based on the Company's historical levels of taxable income, as adjusted for the restructuring and the nondeductibility of goodwill amortization and the Episode operations, management believes it is more likely than not that the Company will realize the net deferred tax assets at September 30, 2001. Furthermore, management believes the existing net deductible temporary differences will reverse during periods in which the Company generates taxable income. There can be no assurance, however, that the Company will generate taxable earnings or any specific level of earnings in the future.

11. COMMITMENTS AND CONTINGENCIES

    The Company leases its retail facilities and certain equipment under various noncancelable operating leases. Certain of these leases have renewal options. Total rent expense under operating leases amounted to $49,572,000, $44,210,000 and $38,001,000 in fiscal 2001, 2000 and 1999, respectively. Such amounts include contingent rentals based upon a percentage of sales totaling $1,116,000, $717,000 and $1,261000 in fiscal 2001, 2000 and 1999, respectively.

    Future annual minimum operating lease payments as of September 30 are as follows (in thousands):

2002	$33,032
2003	30,201
2004	26,561
2005	21,685
2006	18,834
Fiscal 2007 and thereafter	48,828

$179,141

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

F–20

MOTHERS WORK, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. SUBSEQUENT EVENTS

    On October 17, 2001, pursuant to an Agreement and Plan of Merger, the Company acquired all of the outstanding equity interests of eSpecialty Brands, LLC ("iMaternity®"). iMaternity operated a total of 170 Dan-Howard and Mothertime maternity clothing stores, including some under the tradename iMaternity, and the online iMaternity.com website. The Company has formulated a plan to continue to operate a majority of the acquired store locations under the existing Mothers Work store concepts of Motherhood and Mimi Maternity, and to close the iMaternity corporate headquarters and distribution center in Chicago, Illinois, an Internet-related development center in San Diego, California and various manufacturing and warehousing facilities in the United States and Costa Rica. It is anticipated that this plan will be essentially completed within 12 months of the acquisition date.

    Under the terms of the agreement, all outstanding equity interests of iMaternity were converted into the right to receive, in the aggregate, 302,619 shares of Series C Cumulative Preferred Stock (the "Series C Preferred Stock") with a stated value of $19.5 million and warrants to purchase 350,000 shares of the Company's common stock with an exercise price of $22.50 per share valued at approximately $2.0 million.

    The holders of the Series C Preferred Stock are entitled to receive dividends, which are cumulative to the extent not paid, and compound quarterly at 8.625% of the stated value. Dividends accrue for the first year and are thereafter paid out in part in cash with the balance accruing, subject to certain limitations imposed by the Working Capital Facility and the holders of the Notes. No dividends may be paid on common stock, or on any other shares of capital stock of the Company ranking junior to the Series C Preferred Stock (other than dividends payable in shares of common stock), until all cumulative and current dividends on the Series C Preferred Stock have been declared and paid in full. The Series C Preferred Stock is junior to the Series A Preferred Stock in liquidation and pari passu to the Series A Preferred Stock in dividends.

    Upon a liquidation, dissolution or winding up of the Company, as defined, after any payments to the holders of the outstanding shares of the Company's Series A Preferred Stock, and before any payments to the holders of junior stock, the holders of the Series C Preferred Stock have the right to receive in such liquidation, distribution or winding up an amount equal to the stated value plus the greater of accrued and unpaid dividends or the participation amount, which as defined, is an amount equal to 10% of the increase in market value per share of the Company's common stock for the period from the closing of the iMaternity acquisition until the liquidation, dissolution or winding up of the Company, as defined.

    On the earlier of October 18, 2006, or upon a change of control or other fundamental transaction, as defined, the holders of the Series C Preferred Stock have the right to require the Company to purchase their shares for cash at a price equal to the stated value plus accrued and unpaid dividends (the "Put right"). If the Company defaults on its obligation under the Put right, the holders of the outstanding Series C Preferred Stock have the right to convert their Series C Preferred Stock into shares of the Company's common stock, provided that, in no event shall the aggregate number of shares issued upon such conversion, plus 350,000 shares of common stock related to the warrants issued in connection with the iMaternity acquisition, exceed an amount equal to 19.9% of the number of outstanding shares of the Company's common stock outstanding immediately preceding the iMaternity acquisition. At any time on or after April 18, 2004, the Company has the right to purchase the outstanding Series C Preferred Shares for cash at a price equal to the stated value plus the greater of accrued and unpaid dividends or the participation amount, as defined.

F–21

    Under the terms of the Merger Agreement, at any time after the closing of the iMaternity acquisition, the Company has the right to make an offer to purchase for cash all outstanding shares of Series C Preferred Shares at a price of the stated value plus accrued and unpaid dividends. If a majority of the holders of the outstanding Series C Preferred Stock, as defined, fail to accept such offer, the such holders forfeit their warrants, or if any warrant has been exercised and the underlying common stock have been sold by any holder, then such holder forfeits accrued and unpaid dividends on such holder's Series C Preferred Stock. Further, upon such failure to accept such offer to purchase, all holders of the outstanding Series C Preferred Stock forfeit certain protective provisions under the Agreement and Plan of Merger, including prohibitions on issuing senior stock or parity stock, as defined, and redeeming junior securities.

    The acquisition will be accounted for as a purchase and iMaternity's results of operations will be included in the Company's financial statements as of the acquisition date. The assets acquired and liabilities assumed were recorded based upon preliminary valuation information and are subject to adjustment, pending the final valuation determinations.

13. RESTRUCTURING CHARGES

    During fiscal 1998, the Company announced that all of its Episode stores, which feature non-maternity women's apparel, would be closed or converted into maternity clothing stores. In connection with the closure and conversion of the 51 Episode stores in operation at the time the restructuring plan was entered into, the Company recorded charges totaling $20.9 million ($13.8 million net of tax benefit of $7.1 million) which were reflected in the Consolidated Statements of Operations as cost of goods sold ($10.3 million) and restructuring charges ($10.6 million). The charges recorded to cost of goods sold related to inventory purchase commitments and inventory write-downs based on estimated liquidation values. Approximately 159 employees were expected to be terminated as part of the restructuring plan, which consisted of 15 corporate employees and 144 store employees. The restructuring charges were comprised of $2.9 million of legal fees and expenses, lease buy-out features and other known costs associated with the transfer of leases, $7.3 million for losses on fixed assets and leasehold improvements to be disposed of or sold (including leasehold improvement commitments), $0.2 million for severance, and the remainder for other miscellaneous costs associated with the closures and conversions such as additional legal fees and royalty payments. There were no fixed assets or leasehold improvements of the Episode division held and used by the Company subsequent to the Episode closure. All amounts recorded as restructuring charges associated with the write-downs of fixed assets and leasehold improvements were estimated based on the remaining net book value of the assets to be disposed of or sold, and the estimated sale proceeds. Depreciation and amortization associated with the fixed assets and leasehold improvements to be disposed of or sold were included in selling, general and administrative expenses up until the time the assets were available for sale (which approximates the timing of the actual disposal or sale of the assets) upon which the remaining net book value, net of any sale proceeds, was recorded against the restructuring charges. Prior to September 30, 1998, the Company closed and converted 21 store locations and terminated 69 employees, to whom the $0.2 million in accrued severance was paid out and charged against the liability. During the first quarter of fiscal 1999, the Company sold 24 (of the remaining 30 stores as of September 30, 1998) to Wet Seal, Inc. and terminated 72 employees, to whom no severance was paid. The remaining 6 stores were closed within the six-month period ended March 31, 1999. The Company hired a liquidating service to manage the remaining 6 store locations and to liquidate the remaining inventory during this period.

F–22

The remaining 18 employees, as planned, were terminated during the three-month period ended March 31, 1999. No severance was paid out related to the final tranche of employees terminated under the restructuring plan.

    At September 30, 1998, approximately $4.6 million of the restructuring costs (including charges recorded to cost of goods sold) remained in accrued expenses. Of the $4.6 million, $2.1 million related to losses on purchase commitments for inventory and leasehold improvements, $2.2 million related to legal fees and expenses, lease buy-out features, and other fees associated with the transfer of leases, and the remainder was for other miscellaneous charges. During fiscal 1999, the Company recorded charges of $3.6 million against the reserve which included $2.0 million of charges to settle inventory and leasehold improvement purchase commitments and $1.6 million of costs incurred to settle lease transfers. At September 30, 1999, approximately $1.0 million of the restructuring costs remained in accrued expenses. During fiscal 2000, the Company finalized its remaining lease transfer and incurred costs for miscellaneous related matters associated with this divestiture and to settle inventory purchase commitments. At September 30, 2000, approximately $0.3 million of the restructuring costs remained in accrued expenses. It is expected that the full amount will be used for legal fees and other fees related to the final lease transfer. During fiscal 2001 the Company charged an additional $0.1 million against the reserve for legal fees related to the lease transfer and settlement of a vendor dispute, leaving a balance of $0.1 million for any outstanding fees.

14. SUBSIDIARY GUARANTOR

    Pursuant to the terms of the indenture relating to the Notes, Cave Springs, Inc. (100% owned subsidiary of Mothers Work, the "Subsidiary Guarantor") has jointly and severally provided an unconditional guarantee of the obligations of Mothers Work with respect to the Notes. The Subsidiary Guarantor charges royalties to Mothers Work for the retail use of its intellectual property and charges interest on the balance of any unpaid royalties and/or funds advanced to Mothers Work. Substantially all of the assets of the Subsidiary Guarantor consist of the intercompany receivable from Mothers Work for unpaid royalties, cash advances and interest. All intercompany amounts are eliminated in consolidation. There are no restrictions on any of the assets of the Subsidiary Guarantor which would limit its ability to transfer funds to Mothers Work in the form of loans, advances or cash dividends, except as provided by applicable law.

15. EMPLOYMENT AND CONSULTING AGREEMENTS

    The Company has employment agreements with its Chairman of the Board/Chief Executive Officer ("CEO") and its President/Chief Operating Officer ("COO"). These agreements provide for base compensation (approximately $400,000 each for fiscal 2001 and $377,000 each for fiscal 2000), increasing annually thereafter in an amount to be determined by the Compensation Committee of the Board of Directors. The agreements, which expire on September 30, 2003, automatically extend for successive one-year periods extending the expiration date into the third year after the extension, unless either the Company or the executive gives written notice to the other party that the term will not extend. Additionally, the CEO and COO are entitled to an annual cash bonus and stock options based on performance, as defined.

F–23

16. EMPLOYEE BENEFIT PLANS

    The Company has a 401(k) savings plan for full-time employees who have at least one year of service and are 21 years of age. Employees can contribute up to 20% of their annual salary. Effective January 1, 1999, employees who meet certain criteria are eligible for a matching contribution from the Company based on a sliding scale. Company matches are made on the first day of the succeeding calendar year. Company matches vest fully on the employee's 4th anniversary date. Company matching contributions totaling $53,000 and $47,000 were made in fiscal 2001 and 2000, respectively. There were no Company contributions in fiscal 1999. In addition the Company may make discretionary contributions to the plan, which vest over a five-year period. The Company has not made any discretionary contributions.

17. STOCK BUYBACK

    During fiscal 1999, the Board of Directors authorized the Company to purchase up to 265,000 shares of its own stock in private transactions or on the open market. As of September 30, 2000, the Company had purchased 205,185 shares in the aggregate at a total cost of $2,205,000. Since then, the Company has been restricted from further stock repurchases under the terms of the indenture to the Notes.

18. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

    Quarterly financial results for the years ended September 30, 2001 and 2000 are as follows (in thousands, except per share amounts):

	Quarter
	9/30/01	6/30/01	3/31/01	12/31/00
Fiscal 2001
Net sales	$92,637	$103,970	$89,029	$102,670
Gross profit	46,790	54,227	43,117	49,852
Net income (loss) available to common stockholders	$(185)	$3,423	$(2,262)	$995

Basic net income (loss) per share	$(0.05)	$0.99	$(0.65)	$0.29

Diluted net income (loss) per share	$(0.05)	$0.95	$(0.65)	$0.28

	Quarter
	9/30/00	6/30/00	3/31/00	12/31/00
Fiscal 2000
Net sales	$92,239	$98,495	$83,683	$91,866
Gross profit	46,617	49,434	41,373	45,559
Net income (loss) available to common stockholders	$(205)	$2,620	$(836)	$2,080

Basic net income (loss) per share	$(0.06)	$0.76	$(0.24)	$0.61

Diluted net income (loss) per share	$(0.06)	$0.72	$(0.24)	$0.57

F–24

    The Company's business, like that of other retailers, is seasonal. A significant portion of the Company's net sales and profits are realized during the first and third fiscal quarters, corresponding to the holiday selling season and Spring sales period, respectively.

19. RELATED PARTY TRANSACTIONS

    Other than the husband and wife relationship between the CEO and COO, there are no other family relationships among any other executive officers of the Company.

    The Company paid a Director on the Board of Directors of the Company $148,000, 120,000 and 148,000 in fiscal 2001, 2000 and 1999, respectively, for merchandise consulting fees. In addition, another Director was re-elected effective January 1, 2001 to the partnership at Pepper Hamilton LLP, which provides legal services to Company. The Company incurred legal fees to this law firm of $672,000, $449,000 and $275,000 in fiscal 2001, 2000 and 1999, respectively. As of September 30, 2001, the Company had amounts outstanding to this law firm of approximately $645,000, which are included in accounts payable and accrued expenses in the accompanying Consolidated Balance Sheets.

F–25

QuickLinks

PART I.
Item 1. Business
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
PART II.
PART III.
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13. Certain Relationships and Related Transactions
PART IV.
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
MOTHERS WORK, INC. AND SUBSIDIARY INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
MOTHERS WORK, INC. AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS (in thousands, except share amounts)
MOTHERS WORK, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts)
MOTHERS WORK, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (in thousands)
MOTHERS WORK, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
MOTHERS WORK, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS