Form 10-K/A
period 2001-09-30
MOTHERS WORK INC
filed 2001-12-21
CIK 896985

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             -----------------------

                                   FORM 10-K/A

                                 Amendment No. 1

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended                      SEPTEMBER 30, 2001
                                   ---------------------------------------------
                                                               or

/_/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________ to ____________________

Commission file number                     0-21196
                      ----------------------------------------------------------

                               MOTHERS WORK, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                  13-3045573
--------------------------------------    --------------------------------------
 (State or other jurisdiction of          (IRS Employer Identification No.)
  incorporation or organization)

456 NORTH FIFTH STREET, PHILADELPHIA, PA                        19123
-------------------------------------------------      -------------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code           (215) 873-2200
                                                       -------------------------

Securities registered pursuant to Section 12(b) of the Act:

       TITLE OF EACH CLASS           NAME OF EACH EXCHANGE ON WHICH REGISTERED
-------------------------------    ---------------------------------------------


               NONE                                  N/A
-------------------------------    ---------------------------------------------
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
                                             ---   ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ______.

         On December 14, 2001, the aggregate market value of the Registrant's common stock, $.01 par value, held by nonaffiliates of the Registrant was approximately $22,952,196.

         On December 14, 2001, 3,480,122 shares of the Registrant's common stock, $.01 par value, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Stockholders scheduled to be held on January 17, 2002 were incorporated by reference into Part III of the Form 10-K filed on December 17, 2001.

                                    PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      (1)      Financial Statements

                  The financial statements listed in the Index to Consolidated Financial Statements were filed as part of the Company's Form 10-K filed on December 17, 2001, commencing on page F-1.

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

           +*4.7 1987 Stock Option Plan (as amended and restated) (Exhibit 4.1 of the Company's Registration Statement on Form S-8, Registration No. 333-59529, dated July 21, 1998).

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

          +*10.2 1994 Director Stock Option Plan (Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended September 30, 1994 (the "1994 Form 10-K")).

          +*10.3 Employment Agreement dated as of July 14, 1994 between the Company and Dan W. Matthias (Exhibit
                           10.25 to the Company's Current Report on Form 8-K dated January 31, 1994).

          +*10.4 Employment Agreement dated as of July 14, 1994 between the Company and Rebecca C. Matthias (Exhibit
                           10.26 to the 1994 Form 10-K).

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

           +10.19 Consulting Agreement and Severance Agreement dated as of April 16, 2001 between the Company and Don W. Ochs.

            21             Subsidiary of the Company.

            23             Consent of Arthur Andersen LLP.


----------
         *Incorporated by reference.

         +Management contract or compensatory plan or arrangement.

(b)      Reports filed on Form 8-K during the last quarter of fiscal 2001:

         None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Philadelphia, Amendment No. 1 to the Commonwealth of Pennsylvania, on the 19th day of December, 2001.

                   By: /s/ Dan W. Matthias
                      ----------------------------------------------------------
                                          Dan W. Matthias
                      CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE OFFICER; THE PRINCIPAL EXECUTIVE OFFICER

                   By: /s/ Rebecca C. Matthias
                      ----------------------------------------------------------
                                          Rebecca C. Matthias
                      PRESIDENT AND CHIEF OPERATING OFFICER; THE PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER