Form 10-K/A
period 2001-09-30
MOTHERS WORK INC
filed 2001-12-26
CIK 896985

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2001
or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

PART I.

EXPLANATORY NOTE

    The purpose of Amendment No. 2 to the Form 10-K is solely for the purpose of correcting headings on certain financial tables and to correct other errors.

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

    iMaternity operated a total of 170 Dan-Howard and Mothertime maternity clothing stores, including some under the tradename iMaternity, as well as the online iMaternity.com website. The Company plans to continue to operate certain of the acquired store locations under the existing Mothers Work stores concepts of Motherhood and Mimi Maternity, and to close the iMaternity headquarters and distribution center in Chicago, Illinois, an Internet development center in San Diego, California, and manufacturing and warehousing facilities in the United States and Costa Rica. It is anticipated that the plan will be essentially completed within 12 months of the acquisition date.

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

Liquidity and Capital Resources

    In fiscal 2001, the Company's primary sources of working capital were the $19.5 million of cash flows from operations in addition to borrowings under its $56.0 million working capital facility (the "Working Capital Facility"). In October 2001, the Working Capital Facility was amended and restated to primarily increase the collateral base to include the assets acquired in the purchase of eSpecialty Brands LLC ("iMaternity"). The Working Capital Facility had been amended and restated in April 2000 to increase borrowings to the current level from $44.0 million, to raise the annual capital expenditure limitation and to extend the maturity until September 15, 2004. The interest rate is based on the lender's prime plus 25 basis points. At any time, the Company at its option may elect an alternative rate for all or part of the direct borrowings outstanding at a rate of LIBOR plus 225 basis points. The blended rate for all borrowings under the Working Capital Facility at September 30, 2001 was approximately 5.5%. Amounts available for direct borrowings, net of letters of credit outstanding, are limited to the lesser of (a) the unused portion of the Working Capital Facility or (b) the Aggregate Adjusted Availability ("AAA"), as defined in the agreement as a percentage of eligible inventory and receivables. The Working Capital Facility is secured by a security interest in the Company's inventory, equipment, fixtures and cash. In addition to the direct borrowings, a $4.0 million standby letter of credit has been utilized in fiscal years 2001 and 2000 to collateralize an Industrial Revenue Bond. There are no financial covenant requirements in the Agreement unless the AAA falls below $10.0 million. In such event, the Company would have to achieve Minimum Cash Flow, as defined in the Agreement, of not less than zero. During fiscal 2001 and 2000, the Company exceeded the AAA minimum. As of September 30, 2001, outstanding borrowings under the Working Capital Facility consisted of $32.2 million in direct borrowings and $4.1 million in letters of credit with available borrowings of $23.9 million compared to $30.5 million of direct borrowings and $3.0 million in letters of credit and available borrowings of $18.5 million as of September 30, 2000.

    In 1995, the Company sold 12 5/8% Senior Unsecured Exchange Notes due 2005 (the "Notes") with a face amount of $92.0 million. The Notes were issued at 97.934% of their face amount, resulting in an annual effective interest rate of 13.0%. Interest on the Notes is payable semiannually in cash on February 1st and August 1st. The Notes were issued by Mothers Work and are unconditionally guaranteed on a senior basis by its wholly-owned subsidiary (see Note 14 of "Notes to the Consolidated Financial Statements"). The Notes are redeemable at the option of the Company, in whole or in part, at any time after August 1, 2000, at 106.25% of their face amount plus accrued interest, declining ratably to 100% of their face amount on and after August 1, 2002, plus accrued interest.

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
(2)	Schedules
None.
(3)	Exhibits
Exhibit No.	Description
*3.1	Amended and Restated Certificate of Incorporation of the Company (effective March 10, 1993) (Exhibit 3.3 to the Company's Registration Statement on Form S-1, Registration No. 33-57912, dated February 4, 1993 (the "1993 Registration Statement")).
*3.2	By-Laws of the Company (Exhibit 3.5 to the Company's Annual Report on Form 10-K for the year ended September 30, 1993 (the "1993 Form 10-K")).
*4.1	Certificate of Designation for the Series A Cumulative Convertible Preferred Stock of the Company (Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (the "June 1995 10-Q")).

*4.2	Indenture dated as of August 1, 1995 from the Company to Society National Bank, as Trustee (Exhibit 4.1 to the June 1995 10-Q).
*4.3	Specimen certificate representing shares of the Company's common stock with legend regarding Preferred Stock Purchase Rights. (Exhibit 4.2 to the October 1995 8-K).
*4.4	Amended and Restated Rights Agreement, dated as of March 17, 1997, between the Company and StockTrans, Inc. (incorporated by reference to Exhibit 4.2 to the Company's current report on Form 8-K dated March 17, 1997).
*4.5	Amendment No. 1, dated as of June 4, 1997, to the Amended and Restated Rights Agreement, dated as of March 17, 1997, between the Company and StockTrans, Inc. (Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).
*4.6	Registration Rights Agreement, dated as of June 9, 1998, by and among the Company and certain of the Selling Stockholders (Exhibit 4.1 of the Company's Registration Statement on Form S-3, Registration No. 333-59309, dated July 17, 1998).
†*4.7	1987 Stock Option Plan (as amended and restated) (Exhibit 4.1 of the Company's Registration Statement on Form S-8, Registration No. 333-59529, dated July 21, 1998).
*10.1	Registration Rights and Right of Co-Sale Agreement dated as of May 4, 1992 among the Company, Dan W. Matthias, Rebecca C. Matthias, Meridian Venture Partners, Penn Janney Fund, Inc., Apex Investment Fund, L.P., Meridian Capital Corp., Butcher & Singer/Keystone Venture II, L.P., G-2 Family Partnership, PIISC — Penn Venture Fund, John L. Plummer, Gail G. Davis, Milton S. Stearns Jr., Trustee U/D/T dated 12/20/88, Stevan Simich, Growth Investors, George P. Keeley, Robert E. Brown Jr., Bruce II. Hooper, John J. Serrell, Charles G. Schiess, Terence Kavanagh and Michael B. Staebler (Exhibit 10.8 to the 1993 Registration Statement).
†*10.2	1994 Director Stock Option Plan (Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended September 30, 1994 (the "1994 Form 10-K")).
†*10.3	Employment Agreement dated as of July 14, 1994 between the Company and Dan W. Matthias (Exhibit 10.25 to the Company's Current Report on Form 8-K dated January 31, 1994).
†*10.4	Employment Agreement dated as of July 14, 1994 between the Company and Rebecca C. Matthias (Exhibit 10.26 to the 1994 Form 10-K).
*10.5	Registration Rights Agreement dated as of August 1, 1995 among the Company and Morgan Stanley & Co. Incorporated, Wheat, First Securities, Inc. and Janney Montgomery Scott Inc. (Exhibit 10.2 to the June 1995 10-Q).
*10.6	Loan Agreement dated September 1, 1995 between Philadelphia Authority For Industrial Development ("PAID") and the Company (Exhibit 10.26 to the Company's Registration Statement on Form S-1, Registration No. 33-97318, dated October 26, 1995 (the "1995 Registration Statement")).
*10.7	Indenture of Trust dated September 1, 1995 between PAID and Society National Bank (Exhibit 10.29 to the 1995 Registration Statement).
*10.8	Variable/Fixed Rate Federally Taxable Economic Development Bond (Mothers Work, Inc.), Series of 1995, in the aggregate principal amount of $4,000,000 (Exhibit 10.30 to the 1995 Registration Statement).
*10.9	Trademark License Agreement dated May 31, 1996 between the Company and Episode USA, Inc. (Exhibit 10.1 to the June 1996 8-K).

*10.10	Distribution Agreement dated April 25, 1996 among Toppy International Limited, T3 Acquisition, Inc. and the Company (Exhibit 10.2 to the June 1996 8-K).
*10.11	Residential Lease dated June 28, 1996 between the Company and Daniel & Rebecca Matthias (Exhibit 10.27 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996, the "1996 Form 10-K").
*10.12	Note dated February 14, 1996 from the Company to PIDC Local Development Corporation (Exhibit 10.29 to the 1996 Form 10-K).
*10.13	Installment Sale Agreement dated April 4, 1996 by and between PIDC Financing Corporation and the Company (Exhibit 10.30 to the 1996 Form 10-K for the fiscal year ended September 30, 1996).
*10.14	Open-ended Mortgage dated April 4, 1996 between PIDC Financing Corporation and the Pennsylvania Industrial Development Authority ("PIDA") (Exhibit 10.31 to the 1996 Form 10-K).
*10.15	Loan Agreement dated April 4, 1996 by and between PIDC Financing Corporation and PIDA (Exhibit 10.32 to the 1996 Form 10-K).
*10.16	Loan & Security Agreement dated as of April 24, 1998 by and among, Mothers Work, Inc., Cave Springs, Inc. and Fleet Capital Corporation (Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).
*10.17	Asset Transfer Agreement dated as of August 31, 1998 by and between the Company, T3 Acquisition, Inc. and The Wet Seal, Inc. (Exhibit 10.32 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998).
*10.18	Amendment to Loan and Security Agreement dated as of April 11, 2000 by and among, Mothers Work Inc., Cave Springs, Inc. and Fleet Capital Corporation (Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).
†**10.19	Consulting Agreement and Severance Agreement dated as of April 16, 2001 between the Company and Don W. Ochs.
**21	Subsidiary of the Company.
23	Consent of Arthur Andersen LLP.

*Incorporated by reference.
**Previously filed.
†Management contract or compensatory plan or arrangement.
(b)	Reports filed on Form 8-K during the last quarter of fiscal 2001:
None.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to the Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Philadelphia, Commonwealth of Pennsylvania, on the 26th day of December, 2001.

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

	September 30
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

F–3

MOTHERS WORK, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended September 30
	2001	2000	1999
Net sales	$388,306	$366,283	$299,735
Cost of goods sold	194,320	183,300	150,402

Gross profit	193,986	182,983	149,333
Selling, general and administrative expenses	172,795	157,809	127,390

Operating income	21,191	25,174	21,943
Interest expense	(14,867)	(15,877)	(15,132)
Other income	594	—	—

Income before income taxes	6,918	9,297	6,811
Income tax provision	3,456	4,249	3,424

Net income	3,462	5,048	3,387
Dividends on preferred stock	1,491	1,389	1,251

Net income available to common stockholders	$1,971	$3,659	$2,136

Income per share — Basic	$0.57	$1.06	$0.60

Average shares outstanding — Basic	3,456	3,443	3,538

Income per share — Diluted	$0.55	$1.01	$0.57

Average shares outstanding — Diluted	3,605	3,641	3,754

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

  Cost of Start-up Activities

    The Company records the costs of computer software, inclusive of website development costs, in accordance with Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Development or Obtained for Internal Use" issued by the Accounting Standards Executive Committee of the Institute of Certified Public Accountants. This statement requires that certain internal-use computer software costs be capitalized and amortized over the useful life of the asset. In fiscal 2001, the Company capitalized approximately $177,000 of costs related to the development of internal-use software. In fiscal 2000 and 1999, the Company expended an immaterial amount for the development of software for internal use. Accordingly, these costs were expensed as incurred during fiscal 2000 and 1999.

  Shipping and Handling Fees and Costs

    The Company includes shipping and handling revenue earned from its catalog and e-commerce activities in net sales. Shipping and handling costs, which are included in cost of goods sold in the accompanying Consolidated Statements of Operations, include shipping supplies, related labor costs and third-party shipping costs.

  Other Income

    During the fourth quarter of fiscal 2001, the Company negotiated buy-outs of two lease arrangements in connection with the planned closure of these stores. Due to the level of the rental rates, the Company recognized income from the proceeds being paid under these buy-out agreements of $1.2 million in the aggregate and wrote off related leasehold improvements and other costs of $0.6 million, resulting in a net gain of $0.6 million, which is included in other income in the accompanying Consolidated Statements of Operations.

  Business and Credit Risk

    Financial instruments, primarily cash and cash equivalents and accounts receivable, potentially subject the Company to concentrations of credit risk. The Company would limit its credit risk associated with cash and cash equivalents by placing such investments in highly liquid funds. Receivables associated with third-party credit cards are processed by financial institutions which are

F–10

monitored for financial stability. The Company is dependent on key suppliers to provide sufficient quantities of inventory at competitive prices. No single supplier represented 10% or more of net purchases in fiscal 2001, 2000 and 1999.

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

F–11

2. INVENTORIES

    Inventories at September 30 were as follows (in thousands):

	2001	2000
Finished goods	$61,535	$60,871
Work-in-progress	3,486	5,570
Raw materials	8,069	9,306

	$73,090	$75,747

3. PROPERTY, PLANT AND EQUIPMENT, NET

    Property, plant and equipment at September 30 was comprised of the following (in thousands):

	2001	2000
Land	$1,400	$1,400
Building and improvements	10,834	10,443
Furniture and equipment	27,166	24,067
Leasehold improvements	57,726	51,399

	97,126	87,309
Less: accumulated depreciation and amortization	(51,101)	(43,049)

	$46,025	$44,260

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

F–13

6. LONG-TERM DEBT

    The following table summarizes the Company's long-term debt at September 30 (in thousands):

	2001	2000
12 5/8% Senior Unsecured Exchange Notes due 2005 (net of unamortized discount)	$90,984	$90,790
Industrial Revenue Bond, interest is variable (5.0% at September 30, 2001 and 2000), principal due annually through 2020 (collateralized by a $4.0 million standby letter of credit)	3,430	3,535
Government Mortgage Notes:
Interest at 3%, principal due monthly until 2011 (collateralized by a $1.0 million letter of credit and a second mortgage on certain property and equipment at the Company's headquarters)	1,389	1,511
Interest at 2.0%, principal due monthly until 2011 (collateralized by certain equipment at the Company's headquarters)	200	219
Interest at 4.25%, principal monthly until 2001 (collateralized by certain equipment at the Company's headquarters)	—	32
Capital lease obligations	279	544
Subordinated notes, interest at prime, no expiration	331	—

	96,613	96,631
Less: current maturities	(434)	(543)

	$96,179	$96,088

    Long-term debt maturities as of September 30, are as follows (in thousands):

2002	$434
2003	700
2004	279
2005	92,288
2006	298
2007 and thereafter	3,630

97,629
Less: unamortized discount	(1,016)

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

F–16

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

	2001	2000	1999
	(in thousands, except per share amounts)
Net income applicable to common stockholders:
As reported	$1,971	$3,659	$2,136
Pro forma	521	2,190	735
Basic net income per common share:
As reported	$0.57	$1.06	$0.60
Pro forma	0.15	0.64	0.21
Diluted net income per common share:
As reported	$0.55	$1.01	$0.57
Pro forma	0.14	0.60	0.20

    The weighted average fair value of the stock options granted during 2001, 2000 and 1999 was $6.75, $8.98 and $9.28, respectively. The fair value of each option granted is estimated on the date of grant using the Black Scholes option pricing model with the following weighted-average assumptions:

	2001	2000	1999
Dividend yield	none	none	none
Expected price volatility	81.2%	83.7%	75.8%
Risk-free interest rates	3.79%	6.08%	6.05%
Expected lives	6.0 years	8.4 years	9.1 years

    The following table summarizes information about stock options outstanding at September 30, 2001:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding (in thousands)	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable (in thousands)	Weighted Average Exercise Price
$4.55 to $6.83	1	5.6	$6.63	1	$6.63
6.84 to 9.10	206	7.4	8.61	97	8.60
9.11 to 11.38	552	6.5	10.12	405	10.09
11.39 to 13.65	230	4.8	13.13	183	13.29
13.66 to 15.92	9	4.3	14.50	9	14.50
15.93 to 18.20	5	3.9	16.50	5	16.50
18.21 to 20.48	13	2.6	18.29	13	18.29

$4.55 to $20.48	1,016	6.3	$10.58	713	$10.96

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

10. INCOME TAXES

    For the years ended September 30, income tax provisions were comprised of the following (in thousands):

	2001	2000	1999
Current provision	$2,920	$113	$2,467
Deferred provision	536	4,136	957

	$3,456	$4,249	$3,424

    The reconciliations of the statutory federal rate to the Company's effective income tax rates for the years ended September 30, were as follows:

	2001	2000	1999
Statutory tax rate	34.0%	34.0%	34.0%
State taxes, net of federal benefit	3.4	3.1	4.9
Amortization of goodwill	10.8	8.1	11.0
Other	1.8	0.5	0.4

	50.0%	45.7%	50.3%

    The deferred tax effects of temporary differences giving rise to the Company's net deferred tax assets at September 30, were as follows (in thousands):

	2001	2000
Deferred tax assets:
Net operating losses carryforwards	$—	$1,995
Depreciation	9,207	7,263
Deferred rent	1,651	1,771
Inventory reserves	513	514
Employee benefit accruals	1,016	427
Alternative minimum tax credit carryforwards	—	394
Other accruals	597	719
Other	190	681

	13,174	13,764
Deferred tax liabilities:
Prepaid expenses	(38)	(92)

	$13,136	$13,672

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

11. COMMITMENTS AND CONTINGENCIES

    The Company leases its retail facilities and certain equipment under various noncancelable operating leases. Certain of these leases have renewal options. Total rent expense under operating leases amounted to $49,572,000, $44,210,000 and $38,001,000 in fiscal 2001, 2000 and 1999, respectively. Such amounts include contingent rentals based upon a percentage of sales totaling $1,116,000, $717,000 and $1,261,000 in fiscal 2001, 2000 and 1999, respectively.

    Future annual minimum operating lease payments as of September 30, are as follows (in thousands):

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

F–20

MOTHERS WORK, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. SUBSEQUENT EVENTS

    On October 17, 2001, pursuant to an Agreement and Plan of Merger, the Company acquired all of the outstanding equity interests of eSpecialty Brands, LLC ("iMaternity®"). iMaternity operated a total of 170 Dan-Howard and Mothertime maternity clothing stores, including some under the tradename iMaternity, and the online iMaternity.com website. The Company has formulated a plan to continue to operate certain of the acquired store locations under the existing Mothers Work store concepts of Motherhood and Mimi Maternity, and to close the iMaternity corporate headquarters and distribution center in Chicago, Illinois, an Internet-related development center in San Diego, California and various manufacturing and warehousing facilities in the United States and Costa Rica. It is anticipated that this plan will be essentially completed within 12 months of the acquisition date.

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

    The Company paid a Director on the Board of Directors of the Company $148,000, $120,000 and $148,000 in fiscal 2001, 2000 and 1999, respectively, for merchandise consulting fees. In addition, another Director was re-elected effective January 1, 2001 to the partnership at Pepper Hamilton LLP, which provides legal services to the Company. The Company incurred legal fees to this law firm of $672,000, $449,000 and $275,000 in fiscal 2001, 2000 and 1999, respectively. As of September 30, 2001, the Company had amounts outstanding to this law firm of approximately $645,000, which are included in accounts payable and accrued expenses in the accompanying Consolidated Balance Sheets.

F–25

QuickLinks

PART I.
EXPLANATORY NOTE
Item 1. Business
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
PART II.
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
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