Form 10-Q
period 2001-12-31
MOTHERS WORK INC
filed 2002-02-14
CIK 896985

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the quarterly period ended                    DECEMBER 31, 2001
                                ------------------------------------------------

                                       or


/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


For the transition period from                          to
                                -----------------------     --------------------

Commission file number                   0-21196
                      ----------------------------------------------------------


                                  MOTHERS WORK, INC.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 DELAWARE                                 13-3045573
---------------------------------------------  ---------------------------------
  (State or other jurisdiction of              (IRS Employer Identification No.)
   incorporation or organization)


   456 NORTH 5TH STREET, PHILADELPHIA, PENNSYLVANIA                 19123
--------------------------------------------------------------------------------
       (Address of principal executive offices)                   (Zip code)

   Registrant's telephone number, including area code         (215) 873-2200
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

--------------------------------------------------------------------------------
    Common Stock, $.01 par value - 3,513,854 shares outstanding as of
        February 13, 2002
--------------------------------------------------------------------------------

                       MOTHERS WORK, INC. AND SUBSIDIARIES

                                      INDEX

                                                                            PAGE

PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements (unaudited)

                   Consolidated Balance Sheets                              1
                   Consolidated Statements of Operations                    2
                   Consolidated Statements of Cash Flows                    3
                   Notes to Consolidated Financial Statements               4

Item 2.       Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                     11

Item 3.       Quantitative and Qualitative Disclosures about Market Risk   14


PART II - OTHER INFORMATION

Item 2.       Changes in Securities and Use of Proceeds                    15

Item 6.       Exhibits and Reports on Form 8-K                             17

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                       MOTHERS WORK, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                                                                         DECEMBER 31,             SEPTEMBER 30,
                                                                                            2001                      2001
                                                                                        -----------------        ----------------
                                                                                         (unaudited)
      ASSETS
Current Assets:
      Cash and cash equivalents                                                         $      2,851          $          10,358
      Trade receivables                                                                        4,967                      4,726
      Inventories                                                                             69,997                     73,090
      Deferred income taxes                                                                    9,691                      2,278
      Prepaid expenses and other current assets                                                3,193                      4,404
                                                                                        -------------         ------------------
          Total current assets                                                                90,699                     94,856
Property, Plant and Equipment, net                                                            47,842                     46,025
Assets Held for Sale                                                                         1,575                          -
Other Assets:
      Goodwill                                                                                54,597                     29,886
      Deferred financing costs, net of accumulated amortization of $3,172 and $2,788           1,515                      1,640
      Other intangible assets, net of accumulated amortization of $2,020 and $1,952            1,256                      1,295
      Deferred income taxes                                                                   13,488                     10,858
      Other non-current assets                                                                   614                        617
                                                                                        -------------         ------------------
          Total other assets                                                                  71,470                     44,296
                                                                                        -------------         ------------------
                                                                                        $    211,586          $         185,177
                                                                                        =============         ==================
               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
      Line of credit                                                                    $     17,325          $          32,229
      Current portion of long-term debt                                                          434                        434
      Accounts payable                                                                        18,765                     13,244
      Accrued expenses and other current liabilities                                          30,935                     16,440
                                                                                        -------------         ------------------
          Total current liabilities                                                           67,459                     62,347

Long-Term Debt                                                                                96,744                     96,179
Accrued Dividends on Series A Preferred Stock                                                  6,848                      7,055
Deferred Rent                                                                                  4,951                      4,855
Commitments and Contingencies (Note 3)
Series C Cumulative Redeemable Preferred Stock                                                18,235                          -

Stockholders' Equity:
      Series A cumulative convertible preferred stock, $.01 par value,
        $280.4878 stated value, 2,000,000 shares authorized,  41,000 shares issued, 35,193 and 38,409 shares outstanding, respectively
        (liquidation value of $16,719 and $17,828, respectively)                               9,871                     10,773
      Series B junior participating preferred stock, $.01 par value,
        10,000 shares authorized, none outstanding                                                 -                          -
      Common stock, $.01 par value, 10,000,000 shares authorized,
        3,512,274 and 3,480,122 shares issued and outstanding, respectively                       35                         35
      Additional paid-in capital                                                              28,725                     26,949
      Accumulated deficit                                                                    (21,282)                   (23,016)
                                                                                        -------------         ------------------
          Total stockholders' equity                                                          17,349                     14,741
                                                                                        -------------         ------------------
                                                                                        $    211,586          $         185,177
                                                                                        =============         ==================

The accompanying notes are an integral part of these financial statements.

                       MOTHERS WORK, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                   (unaudited)

                                                                                 THREE MONTHS ENDED
                                                                                     DECEMBER 31,
                                                                           --------------------------------
                                                                             2001                    2000
                                                                           ----------            ----------

Net sales                                                               $   114,385              $ 102,670

Cost of goods sold                                                           55,982                 52,818
                                                                        ------------             ----------

      Gross profit                                                           58,403                 49,852

Selling, general and administrative expenses                                 50,936                 43,412
                                                                        ------------             ----------

      Operating income                                                        7,467                  6,440

Interest expense                                                              3,587                  3,883
                                                                        ------------             ----------

      Income before income taxes                                              3,880                  2,557

Income tax provision                                                          1,346                  1,189
                                                                        ------------             ----------

Net income                                                                    2,534                  1,368

Dividends on preferred stock                                                    800                    373
                                                                        ------------             ----------

Net income available to common stockholders                             $     1,734              $     995
                                                                        ============             ==========

Income per share - basic                                                $      0.49               $   0.29
                                                                        ============             ==========
Average shares outstanding - basic                                            3,512                  3,453
                                                                        ============             ==========

Income per share - diluted                                              $      0.46               $   0.28
                                                                        ============             ==========
Average shares outstanding - diluted                                          3,764                  3,606
                                                                        ============             ==========


   The accompanying notes are an integral part of these financial statements.

                       MOTHERS WORK, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                                 THREE MONTHS ENDED
                                                                                                    DECEMBER 31,
                                                                                              --------------------------
                                                                                               2001            2000
                                                                                              -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                     $   2,534       $   1,368
Adjustments to reconcile net income to
  net cash provided by operating activities:
     Depreciation and amortization                                                                 2,431           2,588
     Deferred taxes                                                                                    -           1,189
     Amortization of deferred financing costs                                                        125             125
     Accretion of discount on Senior Notes                                                            51              46
     Provision for deferred rent                                                                      96              90

Changes in assets and liabilities:
     (Increase) decrease in -
          Trade receivables                                                                          154            (227)
          Inventories                                                                             10,155           6,393
          Prepaid expenses and other assets                                                        1,573             140
     Increase (decrease) in -
          Accounts payable, accrued expenses and other current liabilities                          (192)          2,552
                                                                                              -----------      ----------
                     NET CASH PROVIDED BY OPERATING ACTIVITIES                                    16,927          14,264
                                                                                              -----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of iMaternity, net of cash acquired                                                      574               -
Purchase of property and equipment                                                                (2,143)         (3,262)
Increase in intangibles                                                                              (29)            478
                                                                                              -----------      ----------
                     NET CASH USED IN INVESTING ACTIVITIES                                        (1,598)         (2,784)
                                                                                              -----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

Decrease in line of credit and cash overdrafts, net                                              (13,867)        (11,221)
Repayments of long-term debt                                                                         (77)           (191)
Repayment of debt assumed in acquisition of iMaternity                                            (8,892)              -
Proceeds from exercise of stock options                                                                -              17
                                                                                              -----------      ----------
                     NET CASH USED IN FINANCING ACTIVITIES                                       (22,836)        (11,395)
                                                                                              -----------      ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                              (7,507)             85
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                    10,358           3,076
                                                                                              -----------      ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                      $    2,851       $   3,161
                                                                                              ===========      ==========
SUPPLEMENTAL CASH FLOW INFORMATION:

          Cash paid for interest                                                               $     543       $     870
                                                                                              ===========      ==========
          Cash paid for income taxes                                                           $   2,466       $      63
                                                                                              ===========      ==========

      The accompanying notes are an integral part of these financial statements.

                       MOTHERS WORK, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                                   (unaudited)

1. BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements are prepared in accordance with the requirements for Form 10-Q and Article 10 of Regulation S-X and, accordingly, certain information and footnote disclosures have been condensed or omitted. Reference should be made to the Form 10-K, as amended, as of and for the year ended September 30, 2001 for Mothers Work, Inc. and Subsidiary (the "Company") as filed with the Securities and Exchange Commission for additional disclosures including a summary of the Company's accounting policies.

In the opinion of management, the condensed consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company for the periods presented. Since the Company's operations are seasonal, the interim operating results of the Company may not be indicative of operating results for the full year.

2. STOCK OPTIONS AND WARRANTS

During the quarter ended December 31, 2001, a total of 120,350 options were granted to certain employees for the purchase of the Company's common stock at prices not less than the fair market value of the Company's common stock on the date of grant.

In connection with the acquisition of iMaternity on October 17, 2001 (see Note
8), the Company issued to the sellers warrants to purchase 350,000 shares of the Company's common stock at an exercise price of $22.50 per share, with an estimated fair value of approximately $874,000. The Company obtained an appraisal from an independent third party to determine the fair value of the warrants. Based on this appraisal, the fair value of the warrants was estimated at the date of issuance using the Black-Scholes pricing model with a 30% discount applied due to lack of marketability. The following assumptions were used in the pricing model: dividend yield of zero, risk free interest rate of 4.45%, volatility factor of the expected market price of the Company's common stock of 60.0%, and an expected life equal to the contractual term of the warrants of 7 years. The fair value of the warrants was recorded to additional paid-in capital at the date of grant. The warrants were immediately vested upon grant and are exercisable for 7 years. No warrants were exercised as of December 31, 2001.

3. COMMITMENTS AND CONTINGENCIES

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

4. EARNINGS PER SHARE ("EPS")

Basic EPS is computed by dividing net income available to common stockholders by the weighted average number of outstanding common shares. Diluted EPS is computed based upon the weighted average number of outstanding common shares, after giving effect to the potential dilutive effect from the assumed exercise of stock options and warrants as well as the assumed conversion of dilutive preferred stock and subordinated notes.

                       MOTHERS WORK, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                                   (unaudited)


The following summarizes those effects for the diluted EPS calculation (in thousands, except per share amounts):




                                  FOR THE THREE MONTHS ENDED           FOR THE THREE MONTHS ENDED
                                        DECEMBER 31, 2001                  DECEMBER 31, 2000
                                --------------------------------     ------------------------------
                                                        EARNINGS                         EARNINGS
                                INCOME     SHARES      PER SHARE     INCOME    SHARES   PER SHARE
                                -------    ------      ---------     ------    ------   ----------
Basic EPS                         $1,734    3,512        $0.49       $995     3,453          $0.29
                                                         =====                               =====

Incremental shares from the
  Assumed exercise of outstanding
     stock options and warrants        -      160                       -       153

  Assumed conversion of
    subordinated notes                 7       92                       -         -
                                  ------    -----                    ----      ----


Diluted EPS                       $1,741    3,764        $0.46       $995      3,606         $0.28
                                  ======    =====        =====       ====      =====         =====

Options to purchase 679,255 and 626,021 shares were outstanding as of December 31, 2001 and 2000, respectively, but were not included in the computation of diluted EPS as their effect would have been antidilutive.

During the first quarter of fiscal 2002, a holder of the Series A Cumulative Convertible Preferred Stock (the "Series A Preferred Stock") elected to convert 3,215 shares with a stated value of $0.9 million into shares of common stock at an initial conversion rate equal to ten shares of common stock for each share of Series A Preferred Stock. The Company was restricted under the terms of the $92,000,000 of 12 5/8% Senior Unsecured Exchange Notes due 2005 (the "Senior Notes"), from paying cash dividends to the holder upon conversion. Accordingly, the Company issued a $0.6 million subordinated note on which unpaid interest will accumulate and compounding annually at the prime rate until paid. The subordinated notes are convertible into common stock, in accordance with the terms of those notes, after August 1, 2003. The 35,194 and 41,000 shares of Series A Preferred Stock outstanding at December 31, 2001 and 2000, respectively, convertible into 351,940 and 410,000 shares of common stock, respectively, were determined to be antidilutive and therefore excluded from the EPS computation.

Additionally, in connection with the acquisition of iMaternity on October 17, 2001 (see Note 8), the Company issued 302,619 shares of Series C Cumulative Redeemable Preferred Stock (the "Series C Preferred Stock") with detachable warrants. The Series C Preferred Stock is convertible into common stock only if the Company defaults on its obligation under the provisions of the put right which gives the holders of the Series C Preferred Stock the right, under certain circumstances, to require the Company to purchase their shares of Series C Preferred Stock for cash. All of the shares of Series C Preferred Stock and warrants were outstanding as of December 31, 2001 and were excluded from the EPS computations as their effect would be antidilutive.

The Company's outstanding antidilutive options, warrants and shares of Series A and Series C Preferred Stock could potentially dilute EPS in the future.

                       MOTHERS WORK, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                                   (unaudited)


5. INVENTORIES
Inventories were comprised of the following (in thousands):



                                                     DECEMBER 31, 2001              SEPTEMBER 30, 2001
                                                    ------------------             -------------------

Finished goods                                                 $60,496                         $61,535
Work-in-progress                                                 2,386                           3,486
Raw materials                                                    7,115                           8,069
                                                               -------                         -------
                                                               $69,997                         $73,090
                                                               =======                         =======


6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities were comprised of the following (in thousands):


                                                         DECEMBER 31, 2001          SEPTEMBER 30, 2001
                                                        ------------------         -------------------
          Salaries, wages, and employee benefits                  $  8,237                     $ 5,274
          Restructuring costs (Notes 8 and 9)                        8,081                         128
          Interest                                                   5,046                       2,179
          Sales tax                                                  2,196                       1,763
          Insurance                                                  1,029                         961
          Rent                                                       1,426                         676
          Professional fees                                            752                         648
          Income taxes payable                                       1,188                       2,308
          Other                                                      2,980                       2,503
                                                                  --------                     -------
                                                                  $ 30,935                     $16,440
                                                                  ========                     =======

Interest payments are made semiannually in February and August to the holders of the Senior Notes.

7. ACCOUNTING FOR GOODWILL
In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS No. 141") and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies the criteria applicable to intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. SFAS No. 142 further requires that goodwill and intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and be reviewed for impairment.

The Company adopted SFAS No. 141 and 142 effective October 1, 2001. In adopting SFAS No. 142, the Company no longer amortizes goodwill. The following table reflects the adjustment to exclude goodwill amortization expense recognized in the prior period as presented (in thousands, except per share amounts):

                       MOTHERS WORK, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                                   (unaudited)

                                                           FOR THE THREE MONTHS ENDED DECEMBER 31,
                                                           ---------------------------------------
                                                                  2001                       2000
                                                                  ----                       ----

Reported net income                                             $2,534                     $1,368
  Add back goodwill amortization                                     -                        550
                                                                ------                     ------
  Adjusted net income                                            2,534                      1,918
  Dividends on Preferred Stock                                     800                        373
                                                                ------                     ------
  Adjusted net income available to common stockholders          $1,734                     $1,545
                                                                ======                     ======

Income per share - basic:
  Reported net income                                            $0.49                      $0.29
  Goodwill amortization                                              -                       0.16
                                                                 -----                      -----
  Adjusted net income                                            $0.49                      $0.45
                                                                 =====                      =====
Income per share - diluted:
  Reported net income                                            $0.46                      $0.28
  Goodwill amortization                                              -                       0.15
                                                                 -----                      -----
  Adjusted net income                                            $0.46                      $0.43
                                                                 =====                      =====

As of October 1, 2001, management determined that the Company had one reporting unit for purposes of applying SFAS No. 142 based on its reporting structure. The Company has made its initial assessment of impairment for the transition period as of October 1, 2001. The fair value of the Company's single reporting unit was determined based on the then fair market value of the Company's outstanding common stock on a control basis. Based on this initial assessment, no impairment loss was recognized. The Company plans to perform an annual assessment for goodwill impairment at the end of each fiscal year or as impairment indicators arise.

A summary of changes in the carrying amount of goodwill for the first three months of fiscal 2002 is as follows (in thousands):

     Goodwill, net, at September 30, 2001                                                  $29,886
     Add: goodwill recorded in the acquisition of iMaternity (see Note 8)                   24,711
                                                                                           -------
     Goodwill, net, at December 31, 2001                                                   $54,597
                                                                                           =======

8. ACQUISITION
On October 17, 2001 (the "Acquisition Date"), the Company acquired all of the outstanding equity interests of eSpecialty Brands, LLC ("iMaternity(R)") for approximately $19,683,000, including transaction costs. The purchase price consisted of 302,619 shares of Series C Cumulative Redeemable Preferred Stock valued at an estimated $58.88 per share, or $17,819,000, as determined by an independent third party appraiser, detachable warrants to purchase 350,000 shares of the Company's common stock with an estimated fair value of $874,000 (see Note 2), and transaction costs of approximately $990,000. The excess by which the stated value of the Series C Preferred Stock exceeds its carrying value is being accreted to the earliest redemption date using the effective interest method. This accretion is recorded as dividends in the accompanying consolidated statement of operations. Additionally, the holders of the Series C Preferred Stock are entitled to receive dividends at an annual rate of 8.625% of the stated value, compounding quarterly. The discount accretion and the dividends on the Series C Preferred Stock are included in the carrying value of the Series C Preferred Stock in the accompanying consolidated balance sheets.

The acquisition has been accounted for under the purchase method of accounting, and the results of operations of iMaternity are included in the Company's results of operations from the Acquisition Date. Prior period results have not been restated. Assets acquired and liabilities assumed have been recorded

                       MOTHERS WORK, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                                   (unaudited)

at their estimated fair values. The recorded values of assets acquired and liabilities assumed are preliminary and subject to adjustment pending final determination of their acquisition values.

Based on the preliminary allocation of purchase price, the application of the purchase method resulted in approximately $24,711,000 of excess purchase price over the estimated fair value of the net tangible assets acquired of $9,820,000 less costs to exit certain operations and locations of iMaternity and related fixed asset writedowns totaling $14,848,000. While the Company recognizes that certain identifiable intangible assets were acquired, primarily trademarks, trade names, and Internet domain names, based on the nature of the items and use within the Company's business and industry, no value was assigned to any of the identifiable intangibles. A preliminary analysis resulted in the excess purchase price being assigned to goodwill.

In connection with the purchase price allocation, the fair value of the acquired finished goods inventory was based on a preliminary estimate of the net realizable value of the inventory less estimated costs to dispose. A significant portion of the acquired inventory is expected to be sold at substantial discount in connection with store closures or required changes in assortment mix at the acquired stores to align with the Company's merchandising strategies. The Company expects to be able to finalize its estimates related to the net realizable value of the acquired merchandise during the second quarter of fiscal 2002.

Additionally, as part of the purchase price allocation, the Company recorded $1.7 million of vendor-related liabilities that were not disclosed by the sellers at the Acquisition Date. Further, there are also amounts being claimed as due from iMaternity by a number of vendors that are currently being investigated, but which have not yet been established as legal liabilities as of the Acquisition Date and, accordingly, have not been recorded. The amount of liabilities and goodwill recorded in the purchase price allocation could increase for additional vendor-related liabilities not yet identified. All of these liabilities are currently in dispute and the Company is seeking adjustment of the purchase price under the indemnification provisions of the acquisition agreement. Any adjustments, if obtained, would reduce the value of the Series C Preferred Stock and the corresponding goodwill recorded in connection with the transaction.

At the Acquisition Date, iMaternity operated a total of 170 Dan-Howard and Mothertime maternity clothing stores, including some under the trade name iMaternity, and the online iMaternity.com website. The Company developed a plan in conjunction with the acquisition to close approximately 92 iMaternity stores and reopen the remaining acquired locations under the Company's existing store concepts of Motherhood and Mimi Maternity. Further, the plan included the shutdown of iMaternity's corporate headquarters and warehouse operation in Chicago, as well as its manufacturing and warehousing facilities in Costa Rica. In connection with the plan, the Company recorded severance costs for involuntarily terminated employees of the acquired business of $2,922,000, lease termination fees and related legal costs of $4,200,000, a writedown of fixed assets totaling $5,771,000 based on the remaining net book value of the assets to be disposed of or sold and the estimated sale proceeds, and accrued for other costs to be incurred to complete the exit activities of the acquired business totaling $1,955,000. Approximately 850 employees are expected to be terminated as part of the plan, consisting of 528 corporate and 322 store employees. It is anticipated that the entire integration plan will be substantially completed within 12 months of the Acquisition Date.

During the first quarter of fiscal 2002, the Company closed 20 iMaternity stores (5 of which were closed simultaneously with the acquisition), the corporate headquarters and warehouse operation in Chicago, an Internet-related development center in San Diego, California and other domestic warehousing facilities. The iMaternity manufacturing and warehousing operations in Costa Rica have been operationally shut down. The carrying value of the Costa Rica facility was reduced to its estimated realizable value as of the Acquisition Date, which was determined based on a market survey received from an independent third party, and is classified as "Assets Held for Sale" in the accompanying unaudited consolidated balance sheet as of December 31, 2001. During January 2002, the Company closed 49 stores and, in accordance

                       MOTHERS WORK, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                                   (unaudited)

with its plan, currently expects to close an additional 23 store locations within the next nine months. The timing of the store closures is dependent upon the Company's ability to negotiate and complete the remaining lease terminations.

During the first quarter of fiscal 2002, in connection with the store closures and the shutdown of the corporate headquarters and warehouse operation in Chicago, the Internet-related development center in San Diego, California, and the iMaternity manufacturing and warehousing operations in Costa Rica, the Company terminated 137 employees, to whom $84,000 in accrued severance was paid out and charged against the liability. As of December 31, 2001, the remaining severance accrual of $1,503,000 relates to the remaining 16 corporate and 231 store employees that will be terminated upon the closure of the remaining 72 store locations, as planned.

A summary of the charges incurred against the reserves recorded in connection with the iMaternity acquisition exit/restructuring activities during the first quarter of fiscal 2002 is as follows (in thousands):


                             Reserves Recorded in                                 Balance as of
                              Purchase Accounting                Charges        December 31, 2001
                              -------------------                -------        -----------------
Lease termination fees                   $4,200                  $    56               $  4,144
Severance                                 2,922                      276                  3,646
Exit costs                                1,955                      664                  1,291
Fixed asset write-downs                   5,771                    5,771                      0
                                         ------                  -------               --------
                                        $14,848                  $ 6,767               $  8,081
                                        =======                  =======               ========

The following table displays the net non-cash assets that were acquired during the three months ended December 31, 2001, as a result of the iMaternity acquisition (in thousands):

       Non-cash assets (liabilities):
            Inventory                                                   $7,062
            Property, plant and equipment                                3,612
            Other current assets                                         8,166
            Other assets                                                 2,630
            Goodwill                                                    24,711
            Current liabilities                                        (19,170)
            Debt                                                        (8,892)
                                                                       --------
            Net non-cash assets acquired                                18,119
            Less:    Preferred stock issued                            (17,819)
                     Warrants issued                                      (874)
                                                                       --------
            Cash acquired from the acquisition of iMaternity             ($574)
                                                                       ========

The following unaudited pro forma summary (in thousands except per share amounts) combines the consolidated results of operations of Mothers Work, Inc. and iMaternity as if the transaction occurred as of the beginning of the respective periods presented giving effect to certain adjustments including recognition of an income tax benefit for operating losses generated by the acquired business, recognition of accrued and unpaid dividends on the Series C Preferred Stock, discount accretion associated with the Series C Preferred Stock, and reduction in depreciation expense as a result of the revaluation of property, plant and equipment. This pro forma summary is not necessarily indicative of the results of operations that would have occurred if the Company and iMaternity had been combined during such periods. Moreover, the pro forma summary is not intended to be indicative of the results of operations that may be attained in the future.

                       MOTHERS WORK, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                                   (unaudited)

                                                              FOR THE THREE MONTHS ENDED
                                                                     DECEMBER 31,
                                                                    (IN THOUSANDS)
                                                      -------------------------------------------
                                                              2001                   2000
                                                      ---------------------    ------------------
     Revenue                                                  $116,582               $115,465
     Operating income                                            6,626                  5,332
     Net income                                                 $1,887                    586
     Net income (loss) to common stockholders                     $999                  ($292)


     Income (loss) per share - basic                             $0.28                 ($0.08)

     Income (loss) per share - diluted                           $0.27                 ($0.08)


The sales from the acquired stores planned for closure was approximately $2.4 million during the three months ended December 31, 2001.

9. RESTRUCTURING CHARGES
During fiscal 1998, the Company announced that it would close or convert all of its non-maternity Episode stores into maternity clothing stores. In connection with the restructuring plan, the Company recorded accrued restructuring charges of $10.6 million. As of September 30, 2001 and December 31, 2001, the balance of the $0.1 million remaining reserve will be used for any final legal and other lease transfer fees.

10. IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS
In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, and addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Although early adoption is encouraged, the Company plans to adopt this statement in fiscal 2003. Adoption of SFAS No. 143 is not expected to have a material impact on the Company's financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which establishes a single accounting model, based on the framework established in SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and Long-lived Assets to be Disposed of," and resolves significant implementation issues related to SFAS No. 121. SFAS No. 144 superceded SFAS No. 121 and Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of a Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and early adoption is encouraged. The Company plans to adopt this statement in fiscal 2003. Management believes that the adoption of SFAS No. 144 will not have a material impact on its financial condition or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
The following tables set forth certain operating data as a percentage of net sales and as a percentage change for the periods indicated:


                                                                                            % PERIOD TO PERIOD
                                                  PERCENTAGE OF NET SALES                    INCREASE (DECREASE)
                                                  -----------------------                --------------------------
                                                     THREE MONTHS ENDED                      THREE MONTHS ENDED
                                                        DECEMBER 31,                     DECEMBER 31, 2001 AND 2000
                                                     ------------------                  --------------------------
                                                 2001              2000
                                                 ----              ----

Net sales                                       100.0%            100.0%                              11.4%
Cost of goods sold                               48.9              51.4                                6.0
                                               ------            ------

Gross profit                                     51.1              48.6                               17.2
Selling, general and
    administrative expenses                      44.6              42.3                               17.3
                                               ------            ------

Operating income                                  6.5               6.3                               15.9
Interest expense                                  3.1               3.8                               (7.6)
                                               ------            ------

Income before income taxes                        3.4               2.5                               51.7
Income tax provision                              1.2               1.2                               13.2
                                               ------            ------

Net income                                        2.2%              1.3%                              85.2%
                                               ------            ------

The following table sets forth certain information concerning the number of Company-owned stores and leased departments for the three months ended December 31:

                                                2001                                             2000
                        ---------------------------------------------------     ------------------------------------------
                               MATERNITY           LEASED                           MATERNITY        LEASED
                                 STORES         DEPARTMENTS           TOTAL           STORES       DEPARTMENTS      TOTAL
                               ---------        -----------           -----         ---------      -----------     --------
    Beginning of period             639              132               771              592             111           703

                 Opened              18                1                19               22              21            43
               Acquired             170                -               170                -               -             -
                 Closed             (21)               -               (21)              (1)              -            (1)
                                   ----             ----              ----            -----            ----          ----

          End of period             806              133               939              613             132           745
                                   ====             ====              ====             ====            ====          ====

THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000

NET SALES
Net sales of $114.4 million for the first quarter of fiscal 2002 were $11.7 million (11.4%) higher than the $102.7 million reported for the first quarter of fiscal 2001. The sales increase reflects primarily the incremental revenues generated by the 44 net maternity locations opened since December 31, 2000 and the added iMaternity stores sales since October 17, 2001. Comparable store sales decreased 2.5% during the first quarter of fiscal 2002 (based on 687 locations) versus a comparable store sales increase of 1.5% during the first quarter of fiscal 2001 (based on 615 locations). The decline in comparable store sales is primarily due to the continuing difficult economic environment and the resulting lower consumer confidence.

GROSS PROFIT
First quarter fiscal 2002 gross profit increased by $8.5 million (17.2%) to $58.4 million (51.1% of sales) compared to $49.9 million (48.6% of sales) for the first quarter of fiscal 2001 due principally to the increased sales as well as improved gross margin compared to the first quarter of fiscal 2001. The 2.5 percentage point improvement in gross margin primarily reflects the success of the Company's product sourcing and inventory planning initiatives, which have enabled the Company to realize lower product costs. Tighter controls over managing inventory levels and lower shipping costs also served to strengthen gross margin in the first quarter of fiscal 2002.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses for the first quarter of fiscal 2002 increased by $7.5 million (17.3%) to $50.9 million from $43.4 million for the first quarter of fiscal 2001. Increased wages and benefit-related costs of $3.5 million and store rents of $3.1 million resulted from the increased number of stores operated by the Company compared to the first quarter of fiscal 2001. In accordance with the implementation of the new accounting standards, the Company is not amortizing goodwill in fiscal 2002. Amortization of goodwill totaled $0.5 million for the first quarter of fiscal 2001. Operating expenses increased from 42.3% to 44.6% of net sales due principally to the negative effect on expense leverage of the 2.5% comparable store sales decrease for the quarter, as well as the relatively higher operating expenses as a percent of net sales of the acquired iMaternity stores.

OPERATING INCOME
Operating income improved to $7.5 million (6.5% of net sales) in the first quarter of fiscal 2002 compared to $6.4 million (6.3% of net sales) in the first quarter of fiscal 2001. The $1.1 million increase is primarily due to the higher sales volume and improved gross margin, offset, in part, by higher operating expenses. The improvement in operating income as a percentage of sales is due to the improved gross margin, largely offset by an increase in operating expenses as a percentage of net sales.

INTEREST EXPENSE
The Company reduced interest expense by $0.3 million for the first quarter of fiscal 2002 compared to the same period in fiscal 2001 by maintaining lower average borrowings under its $56.0 million working capital facility (the "Working Capital Facility") coupled with a lower interest rate on borrowings under the Working Capital Facility. Borrowings under the Working Capital Facility were $17.3 million at December 31, 2001 and $20.5 million at December 31, 2000. The effective interest rate on borrowings under the Working Capital Facility decreased to 4.7% for the first quarter of fiscal 2002 from 8.9% for the first quarter of fiscal 2001, primarily reflecting the decrease in the prime rate of interest and in LIBOR interest rates since the first quarter of fiscal 2001.

INCOME TAXES
The Company's effective tax rate decreased to 34.7% in the first quarter of fiscal 2002 from 46.5% in the first quarter of fiscal 2001. The reduction in the effective tax rate reflects the increase in pre-tax income relative to the elimination of non-deductible goodwill amortization in the first quarter of fiscal 2002.

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

LIQUIDITY AND CAPITAL RESOURCES
During the first quarter of fiscal 2002, the Company's primary sources of working capital were the $16.9 million of cash flow from operations in addition to borrowings under the Working Capital Facility. On October 17, 2001, the Working Capital Facility was amended to increase the collateral base to include the acquired assets of iMaternity and to include the acquired entities as borrowers under the Working Capital Facility. Pursuant to the terms of the Working Capital Facility, which matures on September 15, 2004, interest on borrowings outstanding is currently based on the lender's prime rate or, at the Company's election, an alternative rate of LIBOR plus 200 basis points for all or part of the direct borrowings outstanding. The blended rate for all borrowings under the Working Capital Facility at December 31, 2001 was approximately 4.1%. Amounts available for direct borrowings, net of letters of credit outstanding, are limited to the lesser of (a) the unused portion of the Working Capital Facility or (b) the Aggregate Adjusted Availability ("AAA"), as defined in the agreement as a percentage of eligible inventory and receivables. The Working Capital Facility is secured by a security interest in the Company's inventory, equipment, fixtures and cash. There are no financial covenant requirements in the agreement unless the AAA falls below $10.0 million. In such event, the Company would have to achieve Minimum Cash Flow, as defined in the agreement, of not less than zero. During the first quarter of fiscal 2002 and 2001, the Company exceeded the AAA minimum. As of December 31, 2001, outstanding borrowings under the Working Capital Facility consisted of $17.3 million in direct borrowings and $2.8 million in letters of credit with available borrowings of $31.1 million compared to $20.5 million of direct borrowings and $3.0 million in letters of credit and available borrowings of $24.8 million as of September 30, 2001. In addition to the direct borrowings, a $4.0 million standby letter of credit remains outstanding to collateralize an Industrial Revenue Bond.

The Company's cash needs have been primarily for debt service, furniture, buildouts of new store locations, increased inventories to support the additional locations and building improvements and equipment for its existing stores and corporate headquarters. During the first quarter of fiscal 2002, the Company spent $2.1 million in capital expenditures, including $1.8 million on furniture, fixtures, and leasehold improvements for new store facilities (primarily Motherhood stores) and improvements to existing stores, in addition to another $0.3 million for corporate additions and other assets. The Company spent $3.3 million during the first quarter of fiscal 2001, including $2.7 million for new and existing store facilities and $0.6 million for corporate additions and other assets.

Cash flow from operations increased by $2.6 million to $16.9 million for the first quarter of fiscal 2002 compared to $14.3 million for the first quarter of fiscal 2001. The increase was primarily the result of increased cash generated by the reduction of inventory levels compared to the first quarter of 2001. During the first quarter of fiscal 2002, the company utilized its cash flow from operations primarily to reduce its borrowings under the Working Capital Facility by $14.9 million, from $32.2 million at September 30, 2001 to $17.3 million at December 31, 2001. In addition, during the first quarter of fiscal 2002 (and immediately following the October 17, 2001 acquisition of iMaternity), the Company repaid $8.9 million of debt assumed in the iMaternity acquisition with excess cash balances as of the acquisition date.

During the first quarter of fiscal 2002, certain shares of Series A Preferred Stock were converted at the election of the holder into shares of common stock at an initial conversion rate equal to ten shares of common stock for each share of Series A Preferred Stock, at a stated value of $0.9 million. The Company was restricted under the terms of its senior debt from paying cash dividends to the holder upon conversion. Accordingly, the Company issued a $0.6 million subordinated note with unpaid interest compounding annually at the prime rate, as defined, until paid. The subordinated note is convertible into common stock, in accordance with the note terms, after August 1, 2003.

Management of the Company believes that its current cash and working capital positions, expected operating cash flows as well as available borrowing capacity under the Working Capital Facility will be sufficient to fund the Company's working capital and debt repayment requirements for the next twelve months.

SAFE HARBOR STATEMENTS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995
The Company cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in
Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Report or made from time to time by management of the Company involve risks and uncertainties, and are subject to change based on various important factors. The following factors, among others, in some cases have affected and in the future could affect the Company's financial performance and actual results and could cause actual results for fiscal 2002 and beyond to differ materially from those expressed or implied in any such forward-looking statements: changes in consumer spending patterns, raw material price increases, consumer preferences and overall economic conditions, the impact of competition and pricing, the ability to successfully consolidate and integrate the iMaternity chain and organization, changes in weather patterns, availability of suitable store locations at appropriate terms, continued availability of capital and financing, ability to develop and merchandise and ability to hire and train associates, changes in fertility and birth rates, political stability, currency and exchange risks, changes in existing or potential duties, tariffs or quotas, postal rate increases and charges, paper and printing costs, and other factors affecting the Company's business beyond the Company's control.

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

At December 31, 2001, the principal components of the Company's debt portfolio are the $92 million of Senior Unsecured Exchange Notes due 2005 (the "Notes") and the $56.0 million working capital facility (the "Working Capital Facility"), both of which are denominated in US dollars. The Notes bear interest at a fixed rated of 12 5/8%, and the Working Capital Facility bears interest at a variable rate which, at December 31, 2001, was approximately 4.1%. While a change in interest rates would not affect the interest incurred or cash flow related to the fixed portion of the debt portfolio, the Debt Value would be affected. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the value of the financial instrument.

The sensitivity analysis as it relates to the fixed portion of the Company's debt portfolio assumes an instantaneous 100 basis point move in interest rates from their levels at December 31, 2001 with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the value of the debt by $0.9 million at December 31, 2001. Conversely, a 100 basis point decline in market interest rates would cause the debt value to increase by $0.9 million at December 31, 2001.

Based on the variable rate debt included in the Company's debt portfolio at December 31, 2001, a 100 basis point increase in interest rates would result in an additional $0.1 million of interest incurred for the quarter. A 100 basis point decrease would correspondingly lower interest expense for the quarter by $0.1 million.

PART II. OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)  None.

(b) In connection with the Acquisition (defined and described in Item 2(c)), the Company issued the Series C Preferred Shares and the Warrants (each as defined and described in Item 2(c)). The general effect of the issuance of the Series C Preferred Shares and the Warrants on holders of the Common Stock are as described in this Item 2(b).

     The rights and preferences relating to dividends and distributions upon liquidation of the Series C Preferred Shares are senior to those of the Common Stock. The holders of Series C Preferred Shares have the right to receive in a liquidation, dissolution or winding up of the Company, after payment to the holders of the outstanding shares of the Company's Series A Preferred Stock, par value $.01 per share, and before any payments to holders of junior stock, which includes the Common Stock, an amount per share equal to the stated value plus the greater of accrued dividends or the "participation amount." The "participation amount" is an amount equal to 10% of the increase in the market value per share of Common Stock for the period from the closing (using the average closing price per share of Common Stock for the five trading days before closing) until the date of liquidation, dissolution or winding up of the Company. Beginning on the earlier of October 18, 2006 or a "change of control" or other "fundamental transaction" of the Company (as such terms are defined in the Series C Cumulative Preferred Stock Certificate of Designation, filed with the Secretary of State of Delaware on October 17, 2001 (the "Certificate of Designation")), the holders of outstanding Series C Preferred Shares have the right to require the Company to purchase their shares for a purchase price per share equal to the stated value plus accrued dividends (the "Put Right"). If the Company defaults on its obligations under the Put Right, the holders of outstanding Series C Shares have the right to convert their Series C Preferred Shares into shares of Common Stock, on the terms described in the Certificate of Designation, provided, that, in no event shall the aggregate number of shares of Common Stock issued upon such conversion plus 350,000 (the number of shares of Common Stock underlying the Warrants) exceed an amount equal to 19.9% of the number of outstanding shares of Common Stock immediately before the merger. Beginning on April 18, 2004, the Company has the right to purchase (the "Call Right") the outstanding Series C Preferred Shares for a purchase price per share equal to stated value plus the greater of accrued dividends or the "participation amount" (described above). Under the terms of the Merger Agreement, at any time after closing the Company has the right to make an offer to purchase all outstanding Series C Preferred Shares at a purchase price per share of stated value plus accrued dividends. If a majority of the holders of outstanding Series C Preferred Shares fail to accept such offer to purchase, then such holders forfeit their Warrants or, if any Warrant has been exercised and the underlying shares of Common Stock have been sold by any holder, then such holder forfeits accrued dividends on such holder's Series C Preferred Shares. Further, upon such failure to accept such an offer to purchase, all holders of outstanding Series C Preferred Shares forfeit certain protective provisions under the Merger Agreement, including prohibitions on issuing senior or parity stock, and redeeming junior securities. In addition, each Series C Preferred Share is entitled to one vote and votes together with the holders of the Common Stock as a single class.

     The Warrants are exercisable until October 17, 2008. Beginning on October 17, 2004, the Company has the right to require the Warrant holders to exercise their Warrants if the last reported sales price of the Common Stock equals or exceeds $40.00 per share for at least 90 consecutive trading days. The holder of each Warrant has the right to require the Company to take all necessary action to enable such holder to sell such holder's shares of Common Stock issued upon exercise of the Warrant pursuant to Rule 144 of the Securities Act of 1933, as amended, or a registration statement on Form S-2 or S-3.

(c) On October 17, 2001, the Company completed its acquisition (the "Acquisition") of eSpecialty Brands, LLC ("iMaternity") pursuant to an Agreement and Plan of Merger (the "Merger Agreement"), dated October 15, 2001, by and among the Company, iMaternity Acquisition Corp., a wholly-owned subsidiary of the Company ("Newco"), iMaternity and the holders of all of the outstanding equity interests of iMaternity (the "Sellers"). The Sellers consisted of Daniel S. Kirsch, as Trustee of the Daniel S. Kirsch Trust dated October 8, 1986, James R. Kirsch, William S. Kirsch, a corporation owned by James and William Kirsch, Centre Capital Investors, III, L.P. ("Centre Capital") and certain of its affiliates (together with Centre Capital, "Centre Partners"). Pursuant to the Merger Agreement, Newco merged with and into iMaternity with iMaternity surviving as a wholly-owned subsidiary of the Company. Pursuant to the merger, all outstanding equity interests of iMaternity were converted into the right to receive, in the aggregate, 302,619 shares of the Company's Series C Cumulative Preferred Stock, par value $.01 per share, with an aggregate stated value of $19.5 million (the "Series C Preferred Shares"), and warrants to purchase 350,000 shares of the Company's common stock, par value $.01 per share (the "Common Stock"), at a price of $22.50 per share (the "Warrants"). The merger consideration was determined by arms-length negotiations between the Company and the Sellers.

     The Series C Preferred Shares and the Warrants were issued without registration per reliance on the exemption under Rule 506 of the Securities Act of 1933, as amended. The Company relied on representations and warranties of the Sellers in the Merger Agreement relating to their status as "accredited investors" (as defined in Regulation D of the Securities Act of 1933, as amended) as well as their investment intent and sophistication to determine that the exemption under Rule 506 was available.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

      Exhibit No.                                Description
-----------------------    ----------------------------------------------------
2.1*                       Agreement and Plan of Merger, dated October 15, 2001
                           (the "Merger Agreement"), by and among the Company, iMaternity Acquisition Corp., eSpecialty Brands, LLC,
                           Maternity Holding Corporation, James R. Kirsch,
                           William S. Kirsch, Daniel S. Kirsch, as Trustee of the Daniel S. Kirsch Trust dated October 8, 1986,
                           Centre Capital Investors III, L.P., Centre Capital
                           Individual Investors III, L.P., Centre Capital
                           Offshore Investors III, L.P., Centre Capital
                           Tax-Exempt Investors III, L.P. and Centre Partners
                           Coinvestment III, L.P. (Exhibit 2.1 to the Current
                           Report on Form 8-K filed on November 1, 2001 (the
                           "November 2001 Form 8-K")).
4.1*                       Amendment No. 2 to the Amended and Restated Rights
                           Agreement, dated October 24, 2001, between the
                           Company and StockTrans, Inc. (Exhibit 4.8 to the
                           Current Report on Form 8-K filed on October 25,
                           2001).
4.2*                       Certificate of Designation for the Series C
                           Cumulative Preferred Stock of the Company (Exhibit
                           4.9 to the November 2001 Form 8-K).
4.3*                       Form of Warrant to Purchase Common Stock, dated
                           October 17, 2001, issued by the Company to each of the sellers under the Merger Agreement (Exhibit 4.10 to the November 2001 Form 8-K).
10.1                       Additional Borrower Joinder Supplement dated October
                           17, 2001 of Dan Howard Industries, Inc., eSpecialty
                           Brands, LLC and Mother's Stores, Inc. joining that certain Loan and Security Agreement dated as of April
                           24, 1998, as amended, among Mothers Work, Inc., Cave
                           Springs, Inc. and Fleet Capital Corporation.



*Incorporated by reference.


(b)  Reports on Form 8-K.

On October 25, 2001, the Company filed a Form 8-K to further amend its Amended and Restated Rights Agreement, dated as of March 17, 1997 between the Company and StockTrans, Inc. to revise the definition of "Exempt Person" to include Centre Capital Investors III, L.P., Centre Capital Individual Investors III, L.P., Centre Capital Offshore Investors III, L.P., Centre Capital Tax-Exempt Investors III, L.P., Centre Partners Coinvestment III, L.P. and Centre Partners Management, LLC.

On November 1, 2001, the Company filed a current report on Form 8-K regarding the Company's acquisition of iMaternity.

On December 31, 2001, the Company filed a Form 8-K/A to amend the Current Report on Form 8-K filed on November 1, 2001 regarding the Company's acquisition of iMaternity. The purpose of this amendment was to provide the financial statements of the business acquired as required by Item 7(a) and the pro forma financial information as required by Item 7(b).

                                TABLE OF EXHIBITS

       Exhibit No.                                 Description
-------------------------  ----------------------------------------------------
2.1* Agreement and Plan of Merger, dated October 15, 2001 (the "Merger Agreement"), by and among the Company, iMaternity Acquisition Corp., eSpecialty Brands, LLC, Maternity Holding Corporation, James R. Kirsch, William S. Kirsch, Daniel S. Kirsch, as Trustee of the Daniel S. Kirsch Trust dated October 8, 1986, Centre Capital Investors III, L.P., Centre Capital Individual Investors III, L.P., Centre Capital Offshore Investors III, L.P., Centre Capital Tax-Exempt Investors III, L.P. and Centre Partners Coinvestment III, L.P. (Exhibit 2.1 to the Current Report on Form 8-K filed on November 1, 2001 (the "November 2001 Form 8-K"))
4.1* Amendment No. 2 to the Amended and Restated Rights Agreement, dated October 24, 2001, between the Company and StockTrans, Inc. (Exhibit 4.8 to the Current Report on Form 8-K filed on October 25,
                           2001).
4.2* Certificate of Designation for the Series C Cumulative Preferred Stock of the Company (Exhibit
                           4.9 to the November 2001 Form 8-K).
4.3* Form of Warrant to Purchase Common Stock, dated October 17, 2001, issued by the Company to each of the sellers under the Merger Agreement (Exhibit 4.10 to the November 2001 Form 8-K).
10.1 Additional Borrower Joinder Supplement dated October 17, 2001 of Dan Howard Industries, Inc., eSpecialty Brands, LLC and Mother's Stores, Inc. joining that certain Loan and Security Agreement dated as of April 24, 1998, as amended, among Mothers Work, Inc., Cave Springs, Inc. and Fleet Capital Corporation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            MOTHERS WORK, INC.

Date: February 14, 2002             By:   /s/ Dan W. Matthias
                                          --------------------------------------
                                                     Dan W. Matthias
                                                 CHIEF EXECUTIVE OFFICER
                                                           AND
                                                  CHAIRMAN OF THE BOARD

Date: February 14, 2002             By:   /s/ Edward M. Krell
                                          --------------------------------------
                                                     Edward M. Krell
                                                  SR. VICE PRESIDENT -
                                                CHIEF FINANCIAL OFFICER