Form 10-Q
period 2002-03-31
MOTHERS WORK INC
filed 2002-05-15
CIK 896985

QuickLinks -- Click here to rapidly navigate through this document

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2002

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________________ to ______________

Commission file number 0-21196

MOTHERS WORK, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3045573
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
456 North 5th Street, Philadelphia, Pennsylvania	19123
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code (215) 873-2200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value — 3,891,630 shares outstanding as of May 14, 2002

MOTHERS WORK, INC. AND SUBSIDIARIES

INDEX

		Page
PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)
	Consolidated Balance Sheets	1
	Consolidated Statements of Operations	2
	Consolidated Statements of Cash Flows	3
	Notes to Consolidated Financial Statements	4
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	17
PART II — OTHER INFORMATION
Item 4.	Submission of Matters to a Vote of Security Holders	18

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MOTHERS WORK, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2002	September 30, 2001
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$2,761	$10,358
Trade receivables	5,643	4,726
Inventories	68,093	73,090
Deferred income taxes	7,954	2,278
Prepaid expenses and other current assets	3,582	4,404

Total current assets	88,033	94,856
Property, Plant and Equipment, net	46,572	46,025
Assets Held for Sale	1,575	—
Other Assets:
Goodwill	55,671	29,886
Deferred financing costs, net of accumulated amortization of $3,038 and $2,788	1,390	1,640
Other intangible assets, net of accumulated amortization of $2,110 and $1,952	1,216	1,295
Deferred income taxes	13,488	10,858
Other non-current assets	613	617

Total other assets	72,378	44,296

	$208,558	$185,177

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Line of credit borrowings	$20,367	$32,229
Current portion of long-term debt	434	434
Accounts payable	18,363	13,244
Accrued expenses and other current liabilities	24,101	16,440

Total current liabilities	63,265	62,347

Long-Term Debt	98,182	96,179
Accrued Dividends on Series A Preferred Stock	5,652	7,055
Deferred Rent	4,999	4,855
Series C Cumulative Redeemable Preferred Stock	18,880	—
Commitments and Contingencies (Note 3)
Stockholders' Equity:
Series A cumulative convertible preferred stock, $.01 par value, $280.4878 stated value, 41,000 shares authorized and issued, 27,877 and 38,409 shares outstanding, respectively (liquidation value of $13,471 and $17,828, respectively)	7,819	10,773
Series B junior participating preferred stock, $.01 par value, 10,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, 10,000,000 shares authorized, 3,740,547 and 3,480,122 shares issued and outstanding, respectively	37	35
Additional paid-in capital	30,917	26,949
Accumulated deficit	(21,193)	(23,016)

Total stockholders' equity	17,580	14,741

	$208,558	$185,177

The accompanying notes are an integral part of these consolidated financial statements.

MOTHERS WORK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2002	2001	2002	2001
Net sales	$104,865	$89,029	$219,250	$191,699
Cost of goods sold	49,653	45,912	105,635	98,730

Gross profit	55,212	43,117	113,615	92,969
Selling, general and administrative expenses	50,315	42,833	101,251	86,245

Operating income	4,897	284	12,364	6,724
Interest expense	3,433	3,831	7,020	7,714

Income (loss) before income taxes	1,464	(3,547)	5,344	(990)
Income tax provision (benefit)	642	(1,658)	1,988	(469)

Net income (loss)	822	(1,889)	3,356	(521)
Dividends on preferred stock	733	373	1,533	746

Net income (loss) available to common stockholders	$89	$(2,262)	$1,823	$(1,267)

Income (loss) per share—basic	$0.02	$(0.65)	$0.52	$(0.37)

Average shares outstanding—basic	3,569	3,454	3,540	3,453

Income (loss) per share—diluted	$0.02	$(0.65)	$0.49	$(0.37)

Average shares outstanding—diluted	3,718	3,454	3,764	3,453

The accompanying notes are an integral part of these consolidated financial statements.

MOTHERS WORK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended March 31,
	2002	2001
Cash flows from operating activities
Net income (loss)	$3,356	$(521)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,884	5,923
Deferred income taxes	1,737	(469)
Amortization of deferred financing costs	250	249
Accretion of discount on Senior Notes	106	94
Provision for deferred rent	144	202
Changes in assets and liabilities:
(Increase) decrease in—
Trade receivables	(522)	367
Inventories	11,165	6,054
Prepaid expenses and other current assets	1,184	401
(Decrease) in—
Accounts payable, accrued expenses and other current liabilities	(9,963)	(3,346)

Net cash provided by operating activities	12,341	8,954

Cash flows from investing activities
Acquisition of iMaternity, net of cash acquired	574	—
Purchase of property and equipment	(3,236)	(5,717)
Increase in intangibles	(79)	(103)

Net cash used in investing activities	(2,741)	(5,820)

Cash flows from financing activities
Reduction of borrowings under line of credit and cash overdrafts, net	(8,289)	(3,516)
Repayments of long-term debt	(158)	(283)
Repayments of debt assumed in acquisition of iMaternity	(8,892)	—
Proceeds from exercise of stock options	142	17

Net cash used in financing activities	(17,197)	(3,782)

Net decrease in cash and cash equivalents	(7,597)	(648)
Cash and cash equivalents, beginning of period	10,358	3,076

Cash and cash equivalents, end of period	$2,761	$2,428

Supplemental disclosures of cash flow information:
Cash paid for interest	$6,708	$7,435

Cash paid for income taxes	$2,466	$294

The accompanying notes are an integral part of these consolidated financial statements.

MOTHERS WORK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002
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

2.    STOCK OPTIONS AND WARRANTS

        During the quarter and six months ended March 31, 2002, a total of 86,000 and 206,350 options, respectively, were granted to certain employees and non-employee directors for the purchase of the Company's common stock at prices not less than the fair market value of the Company's common stock on the date of grant.

        In connection with the acquisition of iMaternity on October 17, 2001 (see Note 8), the Company issued warrants to the sellers for the purchase of 350,000 shares of the Company's common stock at an exercise price of $22.50 per share, with an estimated fair value of approximately $874,000. The Company obtained an independent appraisal to determine the fair value of the warrants, estimated at the date of issuance using the Black-Scholes pricing model with a 30% discount applied due to lack of marketability. The following assumptions were used in the pricing model: dividend yield of zero, risk free interest rate of 4.45%, volatility factor of the expected market price of the Company's common stock of 60.0%, and an expected life equal to the contractual term of the warrants of 7 years. The fair value of the warrants was recorded to additional paid-in capital at the date of grant. The warrants were immediately vested upon grant and are exercisable for 7 years. None of these warrants were exercised as of March 31, 2002.

        In conjunction with debt issued in the acquisition of A Pea in the Pod in 1995, the Company issued 140,123 warrants for the purchase of the Company's common stock at $.01 per share. These warrants were exercised on March 12, 2002.

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

        The following summarizes the diluted EPS calculation (in thousands, except per share amounts):

	For the Quarter Ended March 31, 2002			For the Quarter Ended March 31, 2001
	Income	Shares	Earnings Per Share	Loss	Shares	Loss Per Share
Basic EPS	$89	3,569	$0.02	$(2,262)	3,454	$(0.65)
Incremental shares from the assumed exercise of outstanding stock options and warrants	—	149		—	—

Diluted EPS	$89	3,718	$0.02	$(2,262)	3,454	$(0.65)

	For the Six Months Ended March 31, 2002			For the Six Months Ended March 31, 2001
	Income	Shares	Earnings Per Share	Loss	Shares	Loss Per Share
Basic EPS	$1,823	3,540	$0.52	$(1,267)	3,453	$(0.37)
Incremental shares from the assumed exercise of outstanding stock options warrants	—	154		—	—
Assumed conversion of subordinated notes	19	70		—	—

Diluted EPS	$1,842	3,764	$0.49	$(1,267)	3,453	$(0.37)

        Options to purchase 127,740 and 840,635 shares were outstanding as of March 31, 2002 and 2001, respectively, but were not included in the computation of diluted EPS as their effect would have been antidilutive.

        During the second quarter of fiscal 2002, certain holders of the Series A Cumulative Convertible Preferred Stock (the "Series A Preferred Stock") elected to convert 7,316 of such shares, with a stated value of $2.1 million and at a conversion rate equal to ten shares of common stock for each share of Series A Preferred Stock (a total of 73,160 shares of common stock). For the first six months of fiscal 2002, a total of 10,531 shares with a stated value of $3.0 million were converted into 105,312 shares of common stock. The 27,877 and 41,000 shares of Series A Preferred Stock outstanding at March 31, 2002 and 2001, respectively, convertible into 278,772 and 410,000 shares of common stock, respectively, were determined to be antidilutive and therefore excluded from the EPS computation for the periods presented.

        The Company was restricted under the terms of the $92,000,000 of 12 5/8% Senior Unsecured Exchange Notes due 2005 (the "Senior Notes"), from paying cash dividends to the holders of the Series A Preferred Stock upon conversion. As a result, the Company issued subordinated notes totaling $1.5 million and $2.1 million for the second quarter and first six months of fiscal 2002, respectively, on which unpaid interest will accumulate and compound annually at the prime rate until paid. The subordinated notes are convertible after August 1, 2003 into common stock in accordance with the terms of those notes. For the quarter ended March 31, 2002, the $2,386,000 of subordinated notes outstanding as of March 31, 2002 were determined to be antidilutive and, therefore, excluded from the EPS computation.

        Additionally, in connection with the acquisition of iMaternity on October 17, 2001 (see Note 8), the Company issued 302,619 shares of Series C Cumulative Redeemable Preferred Stock (the "Series C Preferred Stock") with detachable warrants. The Series C Preferred Stock is convertible into common stock only if the Company were to default on its obligation under the provisions of the put right which gives the holders of the Series C Preferred Stock the right, under certain circumstances, to require the Company to purchase their shares of Series C Preferred Stock for cash. All of the shares of Series C Preferred Stock and warrants were outstanding as of March 31, 2002 and were excluded from the EPS computations, as their effect would have been antidilutive.

        The Company's outstanding antidilutive options, warrants and shares of Series A and Series C Preferred Stock could potentially dilute EPS in the future.

5.    INVENTORIES

        Inventories were comprised of the following (in thousands):

	March 31, 2002	September 30, 2001
Finished goods	$59,116	$61,535
Work-in-progress	3,058	3,486
Raw materials	5,919	8,069

	$68,093	$73,090

6.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

        Accrued expenses and other current liabilities were comprised of the following (in thousands):

	March 31, 2002	September 30, 2001
Salaries, wages, and employee benefits	$6,664	$5,274
Restructuring costs (Notes 8 and 9)	5,298	128
Interest	2,135	2,179
Sales tax	2,027	1,763
Rent	1,987	676
Insurance	1,404	961
Professional fees	862	648
Income taxes payable	184	2,308
Other	3,540	2,503

	$24,101	$16,440

        Interest payments are made semiannually in February and August to the holders of the Senior Notes.

7.    ACCOUNTING FOR GOODWILL

        In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS No. 141") and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies the criteria applicable to intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. SFAS No. 142 further requires that goodwill and intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values and be reviewed for impairment.

        The Company adopted SFAS No. 141 and 142 effective October 1, 2001. In adopting SFAS No. 142, the Company no longer amortizes goodwill. The following table reflects the adjustment to exclude goodwill amortization expense recognized in the prior period as presented (in thousands, except per share amounts):

	For the Quarter Ended March 31,
	2002	2001
Reported net income (loss)	$822	$(1,889)
Add back goodwill amortization	—	550

Adjusted net income (loss)	822	(1,339)
Dividends on Preferred Stock	733	373

Adjusted net income (loss) available to common stockholders	$89	$(1,712)

Income (loss) per share — basic:
Reported net income (loss)	$0.02	$(0.65)
Goodwill amortization	—	0.16

Adjusted net income (loss)	$0.02	$(0.49)

Income (loss) per share — diluted:
Reported net income (loss)	$0.02	$(0.65)
Goodwill amortization	—	0.16

Adjusted net income (loss)	$0.02	$(0.49)

	For the Six Months Ended March 31,
	2002	2001
Reported net (loss) income	$3,356	$(521)
Add back goodwill amortization	—	1,060

Adjusted net income	3,356	539
Dividends on Preferred Stock	1,533	746

Adjusted net income (loss) available to common stockholders	$1,823	$(207)

Income (loss) per share — basic:
Reported net income (loss)	$0.52	$(0.37)
Goodwill amortization	—	0.31

Adjusted net income (loss)	$0.52	$(0.06)

Income (loss) per share — diluted:
Reported net income (loss)	$0.49	$(0.37)
Goodwill amortization	—	0.31

Adjusted net income (loss)	$0.49	$(0.06)

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

        A summary of changes in the carrying amount of goodwill for the first six months of fiscal 2002 is as follows (in thousands):

Goodwill, net, at September 30, 2001	$29,886
Add: goodwill recorded in the acquisition of iMaternity (see Note 8)	25,785

Goodwill, net, at March 31, 2002	$55,671

8.    ACQUISITION

        On October 17, 2001 (the "Acquisition Date"), the Company acquired all of the outstanding equity interests of eSpecialty Brands, LLC ("iMaternity®") for $19,863,000, including transaction costs. The purchase price consisted of 302,619 shares of Series C Cumulative Redeemable Preferred Stock valued at an estimated $59.48 per share, or $17,999,000, as determined by an independent third party appraiser, detachable warrants to purchase 350,000 shares of the Company's common stock with an estimated fair value of $874,000 (see Note 2), and transaction costs of $990,000. The excess by which the stated value of the Series C Preferred Stock exceeds its carrying value is being accreted to the earliest redemption date using the effective interest method. This accretion is recorded as dividends in the accompanying consolidated statements of operations. Additionally, the holders of the Series C Preferred Stock are entitled to receive dividends at an annual rate of 8.625% of the stated value, compounding quarterly. The discount accretion and the dividends on the Series C Preferred Stock are included in the carrying value of the Series C Preferred Stock in the accompanying consolidated balance sheets.

        The rights and preferences relating to dividends and distributions upon liquidation of the Series C Preferred Shares are senior to those of the common stock. The holders of the Series C Preferred Stock have the right to receive in a liquidation, dissolution or winding up of the Company, after payment to the holders of the outstanding shares of the Company's Series A Preferred Stock and before any payments to holders of junior stock, which includes the common stock, an amount per share equal to the stated value plus the greater of accrued dividends or the participation amount (defined as an amount based on 10% of the increase in the market value of the Company's common stock for the period from the Acquisition Date until the date of liquidation, dissolution or winding up of the Company). The liquidation value of the Series C Preferred Stock as of March 31, 2002 was $20,273,000.

        The acquisition has been accounted for under the purchase method of accounting, and the results of operations of iMaternity are included in the Company's results of operations from the Acquisition Date. Prior period results have not been restated. Assets acquired and liabilities assumed have been recorded at their estimated fair values. The recorded values of assets acquired and liabilities assumed are preliminary and subject to adjustment pending final determination of their acquisition values.

        Based on the preliminary allocation of purchase price, the application of the purchase method resulted in approximately $25,785,000 of excess purchase price over the estimated fair value of the net tangible assets acquired of $8,926,000 less costs to exit certain operations and locations of iMaternity and related fixed asset writedowns totaling $14,848,000. The Company recognizes that certain identifiable intangible assets were acquired, primarily trademarks, trade names, and Internet domain names. However, as determined by an independent third party appraiser, based on the nature of the items and use within the Company's business and industry, no value was assigned to any of the identifiable intangibles. Accordingly, the excess purchase price has been assigned to goodwill.

        In connection with the purchase price allocation, the fair value of the acquired finished goods inventory was based on an estimate of the net realizable value of the inventory less estimated costs to dispose. A significant portion of the acquired inventory is expected to be sold at substantial discounts in connection with store closures or required changes in assortment mix at the acquired stores to align with the Company's merchandising strategies.

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

        At the Acquisition Date, iMaternity operated a total of 170 Dan-Howard and Mothertime maternity clothing stores, including some under the trade name iMaternity, and the online iMaternity.com website. The Company developed a plan in conjunction with the acquisition to close approximately 92 iMaternity stores and reopen the remaining acquired locations under the Company's existing store concepts of Motherhood and Mimi Maternity. Further, the plan included the shutdown of iMaternity's corporate headquarters and warehouse operation in Chicago, as well as its manufacturing and warehousing facilities in Costa Rica. In connection with the plan, the Company recorded severance costs for involuntarily terminated employees of the acquired business of $2,922,000, lease termination fees and related legal costs of $4,200,000, a writedown of fixed assets totaling $5,771,000 based on the remaining net book value of the assets to be disposed of or sold and the estimated sale proceeds, and accrued for other costs to be incurred to complete the exit activities of the acquired business totaling $1,955,000. Approximately 850 employees were expected to be terminated as part of the plan, consisting of 528 corporate and 322 store employees. The Company anticipates to substantially complete the entire integration plan within 12 months of the Acquisition Date.

        During the first six months of fiscal 2002, the Company closed 71 iMaternity stores of the 92 planned store closures, the corporate headquarters and warehouse operation in Chicago, an Internet-related development center in San Diego, California and other domestic warehousing facilities. The iMaternity manufacturing and warehousing operations in Costa Rica have been operationally shut down. The carrying value of the Costa Rica facility was reduced to its estimated realizable value as of the Acquisition Date, which was determined based on a market survey received from an independent third party, and is classified as "Assets Held for Sale" in the accompanying unaudited consolidated balance sheet as of March 31, 2002. In accordance with its plan, the Company expects to close an additional 21 store locations within the next six months. The timing of the store closures is dependent primarily upon the Company's ability to negotiate and complete the lease termination settlements.

        In connection with the store closures and the shutdown of the corporate headquarters and warehouse operation in Chicago, the Internet-related development center in San Diego, California, and the iMaternity manufacturing and warehousing operations in Costa Rica, the Company terminated 663 employees (524 corporate and 139 store employees), to whom $1,472,000 in accrued severance was paid out and charged against the liability during the six months ended March 31, 2002. Included in the severance payouts are quarterly installments made on the non-compete covenant and severance arrangement with a former executive of iMaternity. As of March 31, 2002, the remaining severance accrual of $1,450,000 principally reflects the balance of the non-compete and severance arrangement of $900,000 that is payable ratably over the next 4.5 years. Also included in the accrual are severance and vacation payouts anticipated to be made in regards to the approximately 70 store employees that may be terminated upon the closure of the remaining 21 store locations, as planned.

        A summary of the charges incurred against the reserves recorded in connection with the iMaternity acquisition exit/restructuring activities during the first six months of fiscal 2002 is as follows (in thousands):

	Reserves Recorded in Purchase Accounting	Charges	Balance as of March 31, 2002
Lease termination fees	$4,200	$1,235	$2,965
Severance	2,922	1,472	1,450
Exit and other costs	1,955	1,200	755
Fixed asset writedowns	5,771	5,771	—

	$14,848	$9,678	$5,170

        The following table displays the net non-cash assets that were acquired as a result of the iMaternity acquisition (in thousands):

Non-cash assets (liabilities):
Inventory	$6,168
Property, plant and equipment	3,612
Other current assets	8,166
Other assets	2,630
Goodwill	25,785
Current liabilities	(19,170)
Debt	(8,892)

Net non-cash assets acquired	18,299
Less: Preferred stock issued	(17,999)
Warrants issued	(874)

Cash acquired from the acquisition of iMaternity	$(574)

        The following unaudited pro forma summary (in thousands, except per share amounts) combines the consolidated results of operations of Mothers Work, Inc. and iMaternity as if the transaction occurred as of the beginning of the respective periods presented giving effect to certain adjustments including recognition of an income tax benefit for operating losses generated by the acquired business, recognition of accrued and unpaid dividends on the Series C Preferred Stock, discount accretion associated with the Series C Preferred Stock, and reduction in depreciation expense as a result of the revaluation of property, plant and equipment. This pro forma summary is not necessarily indicative of the results of operations that would have occurred if the Company and iMaternity had been combined during such periods. Moreover, the pro forma summary is not intended to be indicative of the results of operations that may be attained in the future.

	For the Six Months Ended March 31,
	2002	2001
	(in thousands)
Revenue	221,447	$215,355
Operating income	11,523	3,695
Net income (loss)	$2,708	(2,688)
Net income (loss) available to common stockholders	$1,088	$(4,451)
Income (loss) per share — basic	$0.31	$(1.29)
Income (loss) per share — diluted	$0.29	$(1.29)

        The sales from the acquired stores planned for closure was approximately $5.6 million during the first six months of fiscal 2002.

9.    OTHER RESTRUCTURING CHARGES

        During fiscal 1998, the Company announced that it would close or convert all of its non-maternity Episode stores into maternity clothing stores. In connection with the restructuring plan, the Company recorded accrued restructuring charges of $10.6 million. As of March 31, 2002 and September 30, 2001, the $0.1 million remaining reserve will be used for any final legal and other lease transfer fees.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

        The following tables set forth certain operating data as a percentage of net sales and as a percentage change for the periods indicated:

	Percentage of Net Sales				% Period to Period Increase (Decrease)
	Three Months Ended March 31,		Six Months Ended March 31,
					Three Months Ended March 31, 2002	Six Months Ended March 31, 2002
	2002	2001	2002	2001
Net sales	100.0%	100.0%	100.0%	100.0%	17.8%	14.4%
Cost of goods sold	47.3	51.6	48.2	51.5	8.1	7.0

Gross profit	52.7	48.4	51.8	48.5	28.1	22.2
Selling, general and administrative expenses	48.0	48.1	46.2	45.0	17.5	17.4

Operating income	4.7	0.3	5.6	3.5	1624.3	83.9
Interest expense	3.3	4.3	3.2	4.0	(10.4)	(9.0)

Income (loss) before income taxes	1.4	(4.0)	2.4	(0.5)	141.3	639.7
Income tax provision (benefit)	0.6	(1.9)	0.9	(0.2)	138.7	523.9

Net income (loss)	0.8%	(2.1)%	1.5%	(0.3)%	143.5	744.0

        The following table sets forth certain information concerning the number of Company stores and leased departments for the three months ended March 31:

	2002			2001
	Stores	Leased Departments	Total	Stores	Leased Departments	Total
Beginning of period	806	133	939	613	132	745
Opened	8	—	8	9	1	10
Closed	(53)	(1)	(54)	(4)	—	(4)

End of period	761	132	893	618	133	751

Three Months Ended March 31, 2002 and 2001

Net Sales

        Net sales for the second quarter of fiscal 2002 increased 17.8% (a $15.8 million increase) to $104.9 million from $89.0 million for the second quarter of fiscal 2001. Comparable store sales for the quarter ended March 31, 2002 increased by 3.9% (based on 724 locations) versus a decrease of 2.8% (based on 634 locations) for the quarter ended March 31, 2001. The overall increase in sales resulted primarily from the incremental revenues generated by the 142 net maternity locations added since March 31, 2001, including the acquired iMaternity stores (of which 99 remained open as of March 31, 2002). In addition, the Company believes that its total sales and comparable store sales for the quarter were somewhat favorably impacted by the shift in the timing of the Easter holiday from April last year to March this year.

Gross Profit

        Gross profit for the second quarter of fiscal 2002 increased 28.1% (a $12.1 million increase) to $55.2 million compared to $43.1 million for the second quarter of fiscal 2001, due to increased sales and improved gross margin compared to last year. Gross profit as a percentage of net sales for the second quarter of fiscal 2002 increased to 52.7% from 48.4% for the second quarter of fiscal 2001. The approximately 4.3 percentage point improvement in gross margin versus last year primarily reflects the success of the Company's product sourcing and inventory planning initiatives, which have enabled the Company to reduce its product costs.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses for the second quarter of fiscal 2002 increased by 17.5% (a $7.5 million increase) to $50.3 million from $42.8 million for the second quarter of fiscal 2001. Compared to the second quarter of fiscal 2001, store wages and related benefit costs increased by $2.5 million and store rent expenses increased by $3.5 million, primarily resulting from the stores added from the acquisition of iMaternity as well as the Company's own store openings since the second quarter of fiscal 2001. In accordance with the implementation of SFAS No. 142, as of the beginning of fiscal 2002, the Company no longer amortizes goodwill. Goodwill amortization expense was $0.6 million for the second quarter of fiscal 2001. As a percentage of net sales, operating expenses remained essentially constant (48.0% for the second quarter of fiscal 2002 compared to 48.1% for the second quarter of fiscal 2001), primarily reflecting higher store operating expenses as a percent of net sales, offset by the elimination of goodwill amortization.

Operating Income

        Operating income increased by $4.6 million to $4.9 million (representing 4.7% of net sales) for the second quarter of fiscal 2002 compared to $0.3 million (representing 0.3% of net sales) for the second quarter of fiscal 2001. The increase in operating income is due to the higher sales volume and improved gross margin, partially offset by higher operating expenses. The increase in operating income as a percentage of net sales is due to the improved gross margin.

Interest Expense

        Interest expense decreased by $0.4 million for the second quarter of fiscal 2002 compared to the same period in fiscal 2001. The Company reduced its average borrowings under the $56.0 million working capital facility (the "Working Capital Facility") by $4.7 million to $25.0 million for the quarter ended March 31, 2002 from $29.7 million average borrowings for the quarter ended March 31, 2001. The effective interest rate on borrowings under the Working Capital Facility decreased to 4.1% for the second quarter of fiscal 2002 from 8.1% for the second quarter of fiscal 2001, reflecting the decrease in the prime rate of interest and in LIBOR interest rates since the second quarter of fiscal 2001.

Income Taxes

        The Company's effective income tax rate was a provision of 43.9% for the second quarter of fiscal 2002 compared to a 46.7% tax benefit recorded for the same quarter in fiscal 2001. The change in the effective income tax rate was primarily due to the current year pre-tax income compared to the prior year pre-tax loss and the discontinuation of goodwill amortization in fiscal 2002.

Six Months Ended March 31, 2002 and 2001

Net Sales

        Net sales for the first six months of fiscal 2002 increased 14.4% (a $27.6 million increase) to $219.3 million from $191.7 million for the first six months of fiscal 2001. The increase in sales resulted primarily from the incremental revenues generated by the new store locations opened in the last twelve months, including the acquired iMaternity stores. Comparable store sales for the six months ended

March 31, 2002 increased by 0.3% (based on 679 locations) versus a decrease of 0.6% (based on 609 locations) for the six months ended March 31, 2001.

Gross Profit

        Gross profit for the first six months of fiscal 2002 increased 22.2% (a $20.6 million increase) to $113.6 million compared to $93.0 million for the first six months of fiscal 2001, due to increased sales and improved gross margin compared to last year. Gross profit as a percentage of net sales for the first six months of fiscal 2002 increased by 3.3 percentage points to 51.8% from 48.5% in the comparable period of fiscal 2001. The improvement in gross margin versus last year primarily reflects the success of the Company's product sourcing and inventory planning initiatives, which have enabled the Company to reduce its product costs.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses for the first six months of fiscal 2002 increased by 17.4% (a $15.0 million increase) to $101.3 million from $86.2 million for the first six months of fiscal 2001. Compared to the first six months of fiscal 2001, store wages and related benefit costs increased by $5.3 million and store rent and related expenses increased by $6.8 million, primarily resulting from the stores added from the acquisition of iMaternity as well as the Company's own store openings since the beginning of fiscal 2001. As a percentage of net sales, operating expenses increased to 46.2% for the fiscal 2002 period compared to 45.0% for the fiscal 2001 period, primarily reflecting higher store operating expenses as a percent of net sales, partially offset by the elimination of goodwill amortization in fiscal 2002.

Operating Income

        Operating income increased by $5.6 million (an 83.9% increase) to $12.4 million in the first six months of fiscal 2002 compared to $6.7 million in the first six months of fiscal 2001, due to the higher sales volume and improved gross margin, partially offset by higher operating expenses. Operating income as a percentage of net sales for the first six months of fiscal 2002 increased to 5.6% from 3.5% in the comparable period of fiscal 2001. The increase in operating income as a percentage of net sales is due to the improved gross margin.

Interest Expense

        Interest expense decreased by $0.7 million for the first six months of fiscal 2002 compared to the same period in fiscal 2001. The Company reduced its average borrowings under the Working Capital Facility by $2.4 million to $28.0 million for the six months ended March 31, 2002 from $30.4 million for the six months ended March 31, 2001. The effective interest rate on borrowings under the Working Capital Facility decreased to 4.5% for the first six months of fiscal 2002 from 8.7% for the first six months of fiscal 2001, reflecting the decrease in the prime rate of interest and in LIBOR interest rates since the beginning of fiscal 2001.

Income Taxes

        The Company's effective income tax rate was a provision of 37.2% for the first six months of fiscal 2002 compared to a benefit of 47.4% for the first six months of fiscal 2001. The change in the effective income tax rate was primarily due to the current year pre-tax income compared to the prior year pre-tax loss and the discontinuation of goodwill amortization in fiscal 2002.

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

LIQUIDITY AND CAPITAL RESOURCES

        During the first six months of fiscal 2002, the Company's primary sources of working capital were provided by the $12.3 million of cash flow from operations and borrowings under the Working Capital Facility. Pursuant to the terms of the Working Capital Facility, which matures on September 15, 2004, interest on borrowings outstanding is currently based on the lender's prime rate or, at the Company's election, an alternative rate of LIBOR plus 200 basis points for all or part of the direct borrowings outstanding. The blended rate for all borrowings under the Working Capital Facility at March 31, 2002 was approximately 4.0%. Amounts available for direct borrowings, net of letters of credit outstanding, are limited to the lesser of (a) the unused portion of the Working Capital Facility or (b) the Aggregate Adjusted Availability ("AAA"), as defined in the agreement as a percentage of eligible inventory and receivables. The Working Capital Facility is secured by a security interest in the Company's inventory, equipment, fixtures and cash. There are no financial covenant requirements in the agreement unless the AAA falls below $10.0 million. In such event, the Company would have to achieve Minimum Cash Flow, as defined in the agreement, of not less than zero. During the first six months of fiscal 2002 and 2001, the Company exceeded the AAA minimum. As of March 31, 2002, outstanding borrowings under the Working Capital Facility consisted of $20.4 million in direct borrowings and $2.8 million in letters of credit with available borrowings of $28.0 million, compared to $28.1 million of direct borrowings and $2.7 million in letters of credit with available borrowings of $17.3 million as of March 31, 2001. In addition to the direct borrowings, the Company has an outstanding $4.0 million standby letter of credit to collateralize an outstanding Industrial Revenue Bond.

        The Company's cash needs have been primarily for debt service and capital expenditures. For the first six months of fiscal 2002, the Company spent $2.7 million on furniture, fixtures, and leasehold improvements for new store facilities and improvements to existing stores in addition to $0.5 million for corporate facility additions and other assets. In comparison, $5.7 million was spent on capital expenditures for the first six months of fiscal 2001. The reduction in capital expenditures primarily reflects a reduction in the Company's net build out costs per new store.

        Cash flow from operations increased by $3.4 million to $12.3 million for the first six months of fiscal 2002 from $9.0 million for the first six months of fiscal 2001. The increase was primarily the result of increased net income and increased cash generated by the reduction of inventory levels compared to the first six months of 2001. During the first six months of fiscal 2002, the company utilized its cash flow from operations primarily to reduce its borrowings under the Working Capital Facility by $11.9 million, from $32.2 million at September 30, 2001 to $20.4 million at March 31, 2002. In addition, during the first six months of fiscal 2002 (and immediately following the October 17, 2001 acquisition of iMaternity), the Company repaid $8.9 million of debt assumed in the iMaternity acquisition with excess cash balances as of the Acquisition Date.

        Management of the Company believes that its current cash and working capital positions, expected operating cash flows as well as available borrowing capacity under the Working Capital Facility will be sufficient to fund the Company's working capital and debt repayment requirements for the next twelve months.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. These generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period. Actual results could differ from those estimates.

        Our significant accounting policies are described in Note 1 to our consolidated financial statements included in the Form 10-K, as amended, as of and for the year ended September 30, 2001 for Mothers Work, Inc. and Subsidiary (the "Company") as filed with the Securities and Exchange Commission. We believe that the following discussion addresses our critical accounting policies, which are those that are most important to the portrayal of our financial condition and results and require management's most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

        Inventories.    We value our inventories, which consist primarily of maternity apparel, at the lower of cost or market. The cost is determined on the first-in, first-out method and includes the cost of merchandise and freight. A periodic review of inventory quantities on hand is performed in order to determine if inventory is properly stated at the lower of cost or market. Factors related to current inventories such as future consumer demand and fashion trends, current aging, current and anticipated retail markdowns, and class or type of inventory are analyzed to determine estimated net realizable values. A provision is recorded to reduce the cost of inventories to the estimated net realizable values, if required. Any significant unanticipated changes in the factors noted above could have a significant impact on the value of our inventories and our reported operating results.

        Long-Lived Assets.    Our long-lived assets consist principally of store leasehold improvements and are included in the "Property, Plant and Equipment, net" line item in our consolidated balance sheets. These long-lived assets are recorded at cost and are amortized using the straight-line method over the lesser of the applicable store lease term or the estimated useful life of the leasehold improvements. The typical initial lease term for our stores is ten years.

        In assessing potential impairment of these assets, we will periodically evaluate the historical and forecasted operating results and cash flows on a store-by-store basis. Newly opened stores may take time to generate positive operating and cash flow results. Factors such as store type (i.e., company-owned store or leased department), store concept (i.e., Motherhood Maternity, A Pea in the Pod, Mimi Maternity, or Motherhood Maternity Outlet), store location (e.g., urban area versus suburb), current marketplace awareness of the Company's brands, local customer demographic data and current fashion trends are all considered in determining the time frame required for a store to achieve positive financial results. If economic conditions are substantially different from our expectations, the carrying value of certain of our long-lived assets may become impaired.

        Accounting for Income Taxes.    As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciation of property and equipment and valuation of inventories, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income.

Actual results could differ from this assessment if adequate taxable income is not generated in future periods. To the extent we believe that recovery is not more likely than not, we must establish valuation allowances. To the extent we establish valuation allowances or increase the allowances in a period, we must include an expense within the tax provision in the consolidated statement of operations.

        We have a valuation allowance of approximately $1.9 million as of March 31, 2002, due to uncertainties related to our ability to utilize the net operating loss carryforwards of the acquired iMaternity business. In the future, if enough evidence of our ability to utilize the net operating loss carryforwards becomes apparent, we would be required to reverse our valuation allowances, resulting in an increase in goodwill recorded in connection with the Company's acquisition of iMaternity. On a quarterly basis, management evaluates and assesses the realizability of its deferred tax assets and adjusts the valuation allowance if required.

SAFE HARBOR STATEMENTS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

        The Company cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Report or made from time to time by management of the Company involve risks and uncertainties, and are subject to change based on various important factors. The following factors, among others, in some cases have affected and in the future could affect the Company's financial performance and actual results and could cause actual results for fiscal 2001 and beyond to differ materially from those expressed or implied in any such forward-looking statements: changes in consumer spending patterns, raw material price increases, consumer preferences and overall economic conditions, the impact of competition and pricing, changes in weather patterns, availability of suitable store locations at appropriate terms, our successful consolidation and integration of store locations acquired from iMaternity, continued availability of capital and financing, ability to develop and merchandise and ability to hire and train associates, changes in fertility and birth rates, political stability, currency and exchange risks, changes in existing or potential duties, tariffs or quotas, postal rate increases and charges, paper and printing costs, and other factors affecting the Company's business beyond the Company's control.

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

        At March 31, 2002, the principal components of the Company's debt portfolio are the $92 million of Senior Unsecured Exchange Notes due 2005 (the "Senior Notes") and the $56.0 million working capital facility (the "Working Capital Facility"), both of which are denominated in US dollars. The Senior Notes bear interest at a fixed rated of 12 5/8%, and the Working Capital Facility bears interest at a variable rate, which, at March 31, 2002, was approximately 4.0%. While a change in interest rates would not affect the interest incurred or cash flow related to the fixed portion of the debt portfolio, the Debt Value would be affected. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the value of the financial instrument.

        The sensitivity analysis as it relates to the fixed portion of the Company's debt portfolio assumes an instantaneous 100 basis point move in interest rates from their levels at March 31, 2002 with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the value of the debt by $0.9 million at March 31, 2002. Conversely, a 100 basis point decline in market interest rates would cause the debt value to increase by $0.9 million at March 31, 2002.

        Based on the variable rate debt included in the Company's debt portfolio at March 31, 2002, a 100 basis point increase in interest rates would result in an additional $0.1 million of interest incurred for the quarter. A 100 basis point decrease would correspondingly lower interest expense for the quarter by $0.1 million.

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

        At the Company's Annual Meeting of Stockholders held on January 17, 2002, the stockholders of the Company elected three directors of the Company and ratified the appointment of Arthur Andersen LLP as the Company's independent auditors for the fiscal year ending September 30, 2002.

        Ms. Rebecca Matthias, Mr. Joseph A. Goldblum and Mr. David Schlessinger were elected to serve as directors at the meeting. Mr. Schlessinger fills the position vacated by Ms. Verna Gibson whose term expired. The voting results were 2,422,944 shares for and 6,185 shares abstained for Ms. Matthias, 2,425,444 shares for and 3,685 shares abstained for Mr. Goldblum and 2,425,629 shares for and 3,500 shares abstained for Mr. Schlessinger. The vote ratifying the appointment of Arthur Andersen LLP as independent auditors was 2,426,759 shares for, 2,300 shares against and 70 abstained.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOTHERS WORK, INC.
Date: May 15, 2002	By:	/s/ DAN W. MATTHIAS Dan W. Matthias Chief Executive Officer and Chairman of the Board
Date: May 15, 2002	By:	/s/ EDWARD M. KRELL Edward M. Krell Sr. Vice President — Chief Financial Officer

QuickLinks

  PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
MOTHERS WORK, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share amounts)
MOTHERS WORK, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts) (unaudited)
MOTHERS WORK, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)
MOTHERS WORK, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2002 (unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  PART II. OTHER INFORMATION
  Item 4. Submission of Matters to a Vote of Security Holders
  SIGNATURES