Form 10-K/A
period 2001-09-30
MOTHERS WORK INC
filed 2002-07-18
CIK 896985

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
Amendment No. 3

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2001
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
 Common Stock, par value $.01 per share

(Title of class)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/    No / /

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K / /.

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

EXPLANATORY NOTE

The purpose of this Amendment No. 3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 2001 is to add the audit report of KPMG LLP, the independent auditors appointed by the Registrant in June 2002, on the financial statements for the fiscal years ended September 30, 2001 and 2000, to modify the notes to those financial statements and to make certain other revisions to the information contained in the Registrant's Annual Report on Form 10-K, as amended.

PART II.

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

        The Company's common stock is traded on the Nasdaq National Market under the symbol "MWRK." The following table sets forth, for the periods indicated, the reported high and low sales prices of the Company's common stock, as reported on the Nasdaq National Market:

Fiscal Year Ended September 30, 2001	High	Low
Quarter ended December 31, 2000	$11.00	$6.00
Quarter ended March 31, 2001	9.38	7.00
Quarter ended June 30, 2001	8.10	7.07
Quarter ended September 30, 2001	11.90	7.50
Fiscal Year Ended September 30, 2000
Quarter ended December 31, 1999	$13.25	$8.00
Quarter ended March 31, 2000	15.38	9.81
Quarter ended June 30, 2000	12.25	10.00
Quarter ended September 30, 2000	11.00	6.00

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

Item 6. Selected Financial Data

        The following selected consolidated financial data as of September 30, 2001, 2000, 1999, 1998 and 1997, and for the fiscal years then ended, have been derived from the financial statements of the Company. The financial statements of the Company for each of the years in the two-year period ended September 30, 2001 have been audited by KPMG LLP, independent public accountants. The financial statements of the Company for the fiscal years ended September 30, 1999, 1998 and 1997 have been audited by Arthur Andersen LLP, the Company's former independent accountants. The information set forth below should be read in conjunction with the financial statements and notes thereto as well as "Management's Discussion and Analysis of Financial Condition and Results of Operations."

	Year Ended September 30,
	2001	2000	1999	1998	1997
	(in thousands, except per share and operating data)
Income Statement Data
Net sales	$388,306	$366,283	$299,735	$298,991	$246,934
Cost of goods sold	194,320	183,300	150,402	158,047	113,886

Gross profit	193,986	182,983	149,333	140,944	133,048
Selling, general and administrative expenses	172,795	157,809	127,390	139,322	124,495
Restructuring and non-recurring charges	—	—	—	10,635	5,617

Operating income (loss)	21,191	25,174	21,943	(9,013)	2,936
Interest expense	(14,867)	(15,877)	(15,132)	(15,181)	(13,252)
Other income	594	—	—	—	—

Income (loss) before income taxes	6,918	9,297	6,811	(24,194)	(10,316)
Income tax provision (benefit)	3,456	4,249	3,424	(7,477)	(2,677)

Net income (loss)	3,462	5,048	3,387	(16,717)	(7,639)
Dividends on preferred stock	1,491	1,389	1,251	1,168	1,088

Net income (loss) available to common stockholders	$1,971	$3,659	$2,136	$(17,885)	$(8,727)

Income (loss) per share — Basic:(1)
Income (loss) per share	$0.57	$1.06	$0.60	$(5.00)	$(2.45)
Average shares outstanding	3,456	3,443	3,538	3,577	3,563
Income (loss) per share — Diluted:(1)
Income (loss) per share	$0.55	$1.01	$0.57	$(5.00)	$(2.45)
Average shares outstanding	3,605	3,641	3,754	3,577	3,563
Operating Data:
Same-store sales increase (decrease)(2)	(2.4)%	8.3%	12.9%	13.4%	4.3%
Average net sales per gross square foot(3)	$365	$390	$382	$354	$338
Average net sales per store(3)	$520,000	$545,000	$521,000	$464,000	$508,000
At end of period:
Number of stores(4)	771	703	625	583	587
Gross square footage	1,100,000	980,000	856,000	741,000	815,000
	September 30,
	2001	2000	1999	1998	1997
	(in thousands)
Balance Sheet Data
Working capital	$32,509	$29,684	$24,021	$23,614	$32,083
Total assets	185,177	179,586	177,608	172,469	171,718
Total debt	128,842	127,179	128,661	119,982	108,112
Stockholders' equity	14,741	12,750	9,068	8,750	26,380

(1)
See Note 1 of "Notes to Consolidated Financial Statements."

(2)
Based on stores opened at least 24 months in their current store format.

(3)
Based on locations in operation during the entire fiscal year.

(4)
September 30, 1998 excludes 30 Episode stores which, while owned by the Company, were operated by a liquidator.

Item 8. Financial Statements and Supplementary Data

        The Company's consolidated financial statements appear at pages F-1 through F-28, as set forth in Item 14.

PART IV.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) (1)	Financial Statements
The financial statements listed in the accompanying Index to Consolidated Financial Statements are filed as part of this Form 10-K, commencing on page F-1.
(2)	Schedules
None.
(3)	Exhibits
Exhibit No.	Description
*3.1	Amended and Restated Certificate of Incorporation of the Company (effective March 10, 1993) (Exhibit 3.3 to the Company's Registration Statement on Form S-1, Registration No. 33-57912, dated February 4, 1993 (the "1993 Registration Statement")).
*3.2	By-Laws of the Company (Exhibit 3.5 to the Company's Annual Report on Form 10-K for the year ended September 30, 1993 (the "1993 Form 10-K")).
*4.1	Certificate of Designation for the Series A Cumulative Convertible Preferred Stock of the Company (Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (the "June 1995 10-Q")).
*4.2	Indenture dated as of August 1, 1995 from the Company to Society National Bank, as Trustee (Exhibit 4.1 to the June 1995 10-Q).
*4.3	Specimen certificate representing shares of the Company's common stock with legend regarding Preferred Stock Purchase Rights (Exhibit 4.2 to the Company's Current Report on Form 8-K dated October 12, 1995).
*4.4	Amended and Restated Rights Agreement, dated as of March 17, 1997, between the Company and StockTrans, Inc. (Exhibit 4.2 to the Company's Current Report on Form 8-K dated March 17, 1997).
*4.5	Amendment No. 1, dated as of June 4, 1997, to the Amended and Restated Rights Agreement, dated as of March 17, 1997, between the Company and StockTrans, Inc. (Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).
*4.6	Registration Rights Agreement dated as of June 9, 1998 by and among the Company and certain of the Selling Stockholders (Exhibit 4.1 to the Company's Registration Statement on Form S-3, Registration No. 333-59309, dated July 17, 1998).
†*4.7	1987 Stock Option Plan (as amended and restated) (Exhibit 4.1 to the Company's Registration Statement on Form S-8, Registration No. 333-59529, dated July 21, 1998).

*10.1	Registration Rights and Right of Co-Sale Agreement dated as of May 4, 1992 among the Company, Dan W. Matthias, Rebecca C. Matthias, Meridian Venture Partners, Penn Janney Fund, Inc., Apex Investment Fund, L.P., Meridian Capital Corp., Butcher & Singer/Keystone Venture II, L.P., G-2 Family Partnership, PIISC — Penn Venture Fund, John L. Plummer, Gail G. Davis, Milton S. Stearns Jr., Trustee U/D/T dated 12/20/88, Stevan Simich, Growth Investors, George P. Keeley, Robert E. Brown Jr., Bruce II. Hooper, John J. Serrell, Charles G. Schiess, Terence Kavanagh and Michael B. Staebler (Exhibit 10.8 to the 1993 Registration Statement).
†*10.2	1994 Director Stock Option Plan (Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended September 30, 1994 (the "1994 Form 10-K")).
†*10.3	Employment Agreement dated as of July 14, 1994 between the Company and Dan W. Matthias (Exhibit 10.25 to the Company's Current Report on Form 8-K dated January 31, 1994).
†*10.4	Employment Agreement dated as of July 14, 1994 between the Company and Rebecca C. Matthias (Exhibit 10.26 to the 1994 Form 10-K).
*10.5	Registration Rights Agreement dated as of August 1, 1995 among the Company and Morgan Stanley & Co. Incorporated, Wheat, First Securities, Inc. and Janney Montgomery Scott Inc. (Exhibit 10.2 to the June 1995 10-Q).
*10.6	Loan Agreement dated as of September 1, 1995 between Philadelphia Authority For Industrial Development ("PAID") and the Company (Exhibit 10.26 to the Company's Registration Statement on Form S-1, Registration No. 33-97318, dated October 26, 1995 (the "1995 Registration Statement")).
*10.7	Indenture of Trust dated as of September 1, 1995 between PAID and Society National Bank (Exhibit 10.29 to the 1995 Registration Statement).
*10.8	Variable/Fixed Rate Federally Taxable Economic Development Bond (Mothers Work, Inc.), Series of 1995, in the aggregate principal amount of $4,000,000 (Exhibit 10.30 to the 1995 Registration Statement).
*10.9	Trademark License Agreement dated as of May 31, 1996 between the Company and Episode USA, Inc. (Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 17, 1996 (the "June 1996 8-K").
*10.10	Distribution Agreement dated as of April 25, 1996 among Toppy International Limited, T3 Acquisition, Inc. and the Company (Exhibit 10.2 to the June 1996 8-K).
*10.11	Residential Lease dated as of June 28, 1996 between the Company and Daniel & Rebecca Matthias (Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended September 30, 1996, the "1996 Form 10-K").
*10.12	Note dated as of February 14, 1996 from the Company to PIDC Local Development Corporation (Exhibit 10.29 to the 1996 Form 10-K).
*10.13	Installment Sale Agreement dated as of April 4, 1996 by and between PIDC Financing Corporation and the Company (Exhibit 10.30 to the 1996 Form 10-K).
*10.14	Open-ended Mortgage dated as of April 4, 1996 between PIDC Financing Corporation and the Pennsylvania Industrial Development Authority ("PIDA") (Exhibit 10.31 to the 1996 Form 10-K).
*10.15	Loan Agreement dated as of April 4, 1996 by and between PIDC Financing Corporation and PIDA (Exhibit 10.32 to the 1996 Form 10-K).

*10.16	Loan & Security Agreement dated as of April 24, 1998 by and among Mothers Work, Inc., Cave Springs, Inc. and Fleet Capital Corporation (Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).
*10.17	Asset Transfer Agreement dated as of August 31, 1998 by and between the Company, T3 Acquisition, Inc. and The Wet Seal, Inc. (Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended September 30, 1998).
*10.18	Amendment to Loan and Security Agreement dated as of April 11, 2000 by and among Mothers Work Inc., Cave Springs, Inc. and Fleet Capital Corporation (Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).
†**10.19	Consulting Agreement and Severance Agreement dated as of April 16, 2001 between the Company and Don W. Ochs.
**21	Subsidiary of the Company.
23	Consent of KPMG LLP.

*Incorporated by reference.
**Previously filed.
†Management contract or compensatory plan or arrangement.
(b)	Reports filed on Form 8-K during the last quarter of fiscal 2001
None.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to the Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Philadelphia, Commonwealth of Pennsylvania, on the 18th day of July, 2002.

By:	/s/ DAN W. MATTHIAS Dan W. Matthias Chairman of the Board and Chief Executive Officer; the principal executive officer
By:	/s/ EDWARD M. KRELL Edward M. Krell Senior Vice President — Chief Financial Officer; the principal financial and accounting officer

MOTHERS WORK, INC. AND SUBSIDIARY

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

INDEPENDENT AUDITORS REPORT

The Board of Directors and Stockholders
Mothers Work, Inc.;

        We have audited the accompanying consolidated balance sheets of Mothers Work, Inc. as of September 30, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the two-year period ended September 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mothers Work, Inc. as of September 30, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the two-year period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Philadelphia, Pennsylvania
July 2, 2002

THE FOLLOWING REPORT OF ARTHUR ANDERSEN LLP IS A COPY OF A PREVIOUSLY ISSUED REPORT THAT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP. THE REPORT OF KPMG LLP INCLUDED IN THIS AMENDMENT TO FORM 10-K RELATES TO EACH OF THE YEARS IN THE TWO YEAR PERIOD ENDED SEPTEMBER 30, 2001. CONSEQUENTLY, FOR THE PURPOSES OF THIS AMENDMENT TO FORM 10-K, THE FOLLOWING REPORT OF ARTHUR ANDERSEN LLP, WHICH IS THE MOST RECENTLY ISSUED REPORT, RELATES ONLY TO THE YEAR ENDED SEPTEMBER 30, 1999.

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

                      ARTHUR ANDERSEN LLP

Philadelphia, Pennsylvania
November 2, 2001

MOTHERS WORK, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	September 30,
	2001	2000
ASSETS
Current Assets
Cash and cash equivalents	$10,358	$3,076
Trade receivables	4,726	3,833
Inventories	73,090	75,747
Deferred income taxes	2,278	3,851
Prepaid expenses and other current assets	4,404	3,040

Total current assets	94,856	89,547
Property, Plant and Equipment, net	46,025	44,260
Other Assets
Goodwill, net of accumulated amortization of $14,355 and $12,300	29,886	32,093
Deferred financing costs, net of accumulated amortization of $2,788 and $2,289	1,640	2,139
Other intangible assets, net of accumulated amortization of $1,952 and $2,144	1,295	1,045
Deferred income taxes	10,858	9,821
Other non-current assets	617	681

Total other assets	44,296	45,779

	$185,177	$179,586

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Line of credit	$32,229	$30,548
Current portion of long-term debt	434	543
Accounts payable	13,244	15,445
Accrued expenses and other current liabilities	16,440	13,327

Total current liabilities	62,347	59,863
Long-Term Debt	96,179	96,088
Accrued Dividends on Preferred Stock	7,055	6,037
Deferred Rent	4,855	4,848
Commitments and Contingencies (Note 11)
Stockholders' Equity
Preferred stock, 2,000,000 shares authorized
Series A cumulative convertible preferred stock, $.01 par value, $280.4878 stated value, 41,000 shares authorized and issued, 38,409 and 41,000 shares outstanding, respectively (liquidation value of $17,828 and $17,537, respectively)	10,773	11,500
Series B junior participating preferred stock, $.01 par value, 10,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value 10,000,000 shares authorized, 3,480,122 and 3,451,770 shares issued and outstanding, respectively	35	34
Additional paid-in-capital	26,949	26,203
Accumulated deficit	(23,016)	(24,987)

Total stockholders' equity	14,741	12,750

	$185,177	$179,586

The accompanying notes are an integral part of these consolidated financial statements.

MOTHERS WORK, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended September 30,
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

MOTHERS WORK, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)

	Series A Cumulative Convertible Preferred Stock	Common Stock
		Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance September 30, 1998	$11,500	3,598	$36	$27,996	$(30,782)	$8,750
Exercise of stock options	—	35	—	209	—	209
Purchase and retirement of common stock	—	(187)	(2)	(2,025)	—	(2,027)
Preferred stock dividends	—	—	—	—	(1,251)	(1,251)
Net income	—	—	—	—	3,387	3,387

Balance September 30, 1999	11,500	3,446	34	26,180	(28,646)	9,068
Exercise of stock options	—	24	—	202	—	202
Purchase and retirement of common stock	—	(18)	—	(179)	—	(179)
Preferred stock dividends	—	—	—	—	(1,389)	(1,389)
Net income	—	—	—	—	5,048	5,048

Balance September 30, 2000	11,500	3,452	34	26,203	(24,987)	12,750
Exercise of stock options	—	2	—	20	—	20
Preferred stock conversions	(727)	26	1	726	—	—
Preferred stock dividends	—	—	—	—	(1,491)	(1,491)
Net income	—	—	—	—	3,462	3,462

Balance September 30, 2001	$10,773	3,480	$35	$26,949	$(23,016)	$14,741

The accompanying notes are an integral part of these consolidated financial statements.

MOTHERS WORK, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended September 30,
	2001	2000	1999
Cash Flows from Operating Activities
Net income	$3,462	$5,048	$3,387
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,915	11,951	10,516
Accretion of discount on Notes	194	173	150
Deferred taxes	536	4,136	957
Amortization of deferred financing costs	499	481	498
Provision for deferred rent	7	556	473
Loss on impairment of long-lived assets	64	—	—
Changes in assets and liabilities:
Decrease (increase) in —
Receivables	(893)	(1,263)	406
Inventories	2,657	(793)	(13,277)
Prepaid expenses and other assets	(1,300)	28	3,814
Increase (decrease) in —
Accounts payable, accrued expenses and other current liabilities	2,366	(1,694)	(6,496)

Net cash provided by operating activities	19,507	18,623	428

Cash Flows from Investing Activities
Capital expenditures	(12,212)	(13,619)	(10,087)
Disposal of fixed assets	639	—	—
Purchase of intangible assets	(554)	(209)	(219)

Net cash used in investing activities	(12,127)	(13,828)	(10,306)

Cash Flows from Financing Activities
Increase (decrease) in line of credit and cash overdrafts, net	425	(2,173)	9,591
Repurchase of common stock	—	(179)	(2,026)
Repayment of long-term debt	(543)	(709)	(379)
Proceeds from exercise of options	20	202	209

Net cash (used in) provided by financing activities	(98)	(2,859)	7,395

Net Increase (Decrease) in Cash and Cash Equivalents	7,282	1,936	(2,483)
Cash and Cash Equivalents, Beginning of Year	3,076	1,140	3,623

Cash and Cash Equivalents, End of Year	$10,358	$3,076	$1,140

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

        On October 17, 2001, the Company completed the acquisition of eSpecialty Brands, LLC ("iMaternity") (see Note 12).

  Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

  Property, Plant and Equipment

        Property, plant and equipment are stated at cost. Depreciation and amortization are computed for financial reporting purposes on a straight-line basis, using service lives ranging principally from five to ten years for furniture and equipment and forty years for the building. Leasehold improvements are amortized over the shorter of the estimated useful life or the lease term. The cost of assets sold or retired and the related accumulated depreciation or amortization are removed from the accounts with any resulting gain or loss included in net income. Maintenance and repairs are expensed as incurred except for the capitalization of major renewals and betterments that extend the life of the asset. Long-lived assets are reviewed for impairment whenever adverse events or changes in circumstances or business climate indicate that the carrying value may not be recoverable. Factors used in the valuation include, but are not limited to, management's plans for future operations, brand initiatives, recent operating results and projected cash flows. If the associated undiscounted cash flows are insufficient to support the recorded asset, an impairment is recognized to reduce the carrying value of the asset. The amount of the impairment loss is determined by comparing the discounted expected future cash flows with the carrying value. At September 30, 2001, management believes that no reductions to the remaining useful lives or additional write-downs of long-lived assets are necessary.

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

  Fair Value of Financial Instruments

        Cash and cash equivalents, trade receivables, accounts payable and accrued expenses are reflected at fair value in the accompanying consolidated financial statements due to the short-term nature of those instruments. The carrying amounts of long-term debt and capitalized lease obligations approximate fair value at the balance sheet dates based on the fair market value for similar instruments.

  Revenue Recognition

        Revenue is recognized at the point of sale for retail store sales, including leased department sales, or when merchandise is shipped to customers for Internet and mail order sales.

  Income Taxes

        The Company utilizes the asset and liability method of accounting for income taxes as prescribed by Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

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

        Options to purchase 499,955 shares were outstanding at September 30, 2001, but were not included in the computation of diluted earnings per share, as their effect would have been antidilutive. Additionally, the assumed conversion of the Company's Series A Cumulative Convertible Preferred Stock (the "Series A Preferred Stock"), which was convertible into 384,090 and 410,000 shares of common stock at September 30, 2001 and 2000, respectively, was determined to be antidulitive for all periods presented. The assumed conversion of the Company's subordinated notes, which were issued in fiscal 2001 (see Note 7) and were convertible into approximately 33,100 shares of common stock at September 30, 2001, were also determined to be antidilutive.

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

  Internal Use Software

        The Company records the costs of computer software, inclusive of website development costs, in accordance with Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Development or Obtained for Internal Use" issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants. This statement requires that certain internal-use computer software costs be capitalized and amortized over the useful life of the asset. In fiscal 2001, the Company capitalized approximately $177,000 of costs related to the development of internal-use software. In fiscal 2000 and 1999, the Company expended an immaterial amount for the development of software for internal use. Accordingly, these costs were expensed as incurred during fiscal 2000 and 1999.

  Shipping and Handling Fees and Costs

        The Company includes shipping and handling revenue earned from its catalog and e-commerce activities in net sales. Shipping and handling costs, which are included in cost of goods sold in the accompanying Consolidated Statements of Operations, include shipping supplies, related labor costs and third-party shipping costs.

  Other Income

        During the fourth quarter of fiscal 2001, the Company negotiated buy-outs of two lease arrangements in connection with the planned closure of these stores. Due to the level of the rental rates, the Company recognized income from the proceeds being paid under these buy-out agreements of $1.2 million in the aggregate and wrote off related leasehold improvements and other costs of $639,000, resulting in a net gain of $594,000, which is included in other income in the accompanying Consolidated Statements of Operations.

  Business and Credit Risk

        Financial instruments, primarily cash and cash equivalents and accounts receivable, potentially subject the Company to concentrations of credit risk. The Company would limit its credit risk associated with cash and cash equivalents by placing such investments in highly liquid funds. Receivables associated with third-party credit cards are processed by financial institutions which are monitored for financial stability. The Company is dependent on key suppliers to provide sufficient quantities of inventory at competitive prices. No single supplier represented 10% or more of net purchases in fiscal 2001, 2000 and 1999. Approximately 45% of the Company's purchases were imported from 26 countries during fiscal 2001. Management believes that any event causing a disruption of imports from any specific country could be mitigated by moving production to readily available alternative sources.

  New Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies the criteria applicable to intangible assets acquired in a purchase method business combination in order for them to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. SFAS No. 142 further requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values and be reviewed for impairment.

        The Company adopted SFAS Nos. 141 and 142 effective October 1, 2001. In adopting SFAS No. 142, the Company no longer amortizes goodwill. The following table reflects the adjustment to exclude goodwill amortization expense recognized in the prior periods as presented (in thousands, except per share amounts):

	For the Year Ended September 30,
	2001	2000
Reported net income:	$3,462	$5,048
Add back goodwill amortization	2,207	2,216

Adjusted net income	5,669	7,264
Dividends on preferred stock	1,491	1,389

Adjusted net income available to common stockholders	$4,178	$5,875

Income per share—basic:
Reported net income	$0.57	$1.06
Goodwill amortization	0.64	0.65

Adjusted net income	$1.21	$1.71

Income per share—diluted:
Reported net income	$0.55	$1.01
Goodwill amortization	0.61	0.60

Adjusted net income	$1.16	$1.61

        As of October 1, 2001, management determined that the Company had one reporting unit for purposes of applying SFAS No. 142 based on its reporting structure. The Company has made its initial assessment of impairment for the transition period as of October 1, 2001. The fair value of the

Company's single reporting unit was determined based on the then fair market value of the Company's outstanding common stock on a control basis. Based on this initial assessment, no impairment loss was recognized. The Company plans to perform an annual assessment for goodwill impairment at the end of each fiscal year or as impairment indicators arise. The only changes to the carrying value of goodwill during fiscal 2001 and 2000 were due to amortization expense.

        Other intangible assets at September 30, 2001 and 2000 of $1,295,000 and $1,045,000, respectively, primarily represent lease acquisition costs, which are amortized over the life of the related lease. The Company has not identified any unamortizable intangible assets. Aggregate amortization expense in fiscal 2001 and 2000 was $215,000 and $278,000, respectively. Estimated amortization expense for the next five fiscal years is as follows (in thousands):

Fiscal Year
2002	$310
2003	$232
2004	$200
2005	$174
2006	$150

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, and addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Although early adoption is encouraged, the Company plans to adopt this amendment in fiscal 2003. Adoption of SFAS No. 143 is not expected to have a material impact on the Company's financial position or results of operations.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which establishes a single accounting model, based on the framework established in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of," and resolves significant implementation issues related to SFAS No. 121. SFAS No. 144 superceded SFAS No. 121 and APB Opinion No. 30, "Reporting the Results of Operations — Reporting the Effects of a Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The Company is required to adopt SFAS No. 144 for the fiscal year ending September 30, 2003, however, early application is permitted. Management does not believe that the adoption of SFAS No. 144 will have a material impact on the Company's financial position or results of operations.

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

        During fiscal 2001, the Company recorded charges under SFAS No. 121 of approximately $64,000 related to the impairment of leasehold improvements and furniture and equipment at one store location.

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

5. LINE OF CREDIT

        The Company's primary sources of working capital consist of cash flows from operations and borrowings under its $56.0 million credit facility (the "Credit Facility"). The Credit Facility was amended and restated in April 2000 to increase borrowings to the current level, to raise the annual capital expenditure limitation, and to extend the maturity until September 15, 2004. The interest rate on direct borrowings outstanding is based on the prime rate of the Company's lender plus 25 basis points. At any time, the Company at its option may elect an alternative rate for all or part of the direct borrowings outstanding at LIBOR plus 225 basis points. The blended rate at September 30, 2001 was 5.5%. Amounts available for direct borrowings (net of letters of credit outstanding) are limited to the lesser of (a) the unused portion of the Credit Facility or (b) the Aggregate Adjusted Availability ("AAA"), as defined in the agreement as a percentage of eligible inventory and trade receivables. The Credit Facility is secured by a security interest in the Company's inventory, equipment, fixtures and cash. The facility has no financial covenants provided that the AAA does not fall below $10.0 million.

In such event, the Company must achieve a Minimum Cash Flow, as defined, of not less than zero. At September 30, 2001, there were $32.2 million of direct borrowings, $4.1 million of outstanding letters of credit, an AAA of $23.9 million ($18.5 million at September 30, 2000) and available borrowings of $15.9 million. The Company was in compliance with all non-financial covenants per the agreement. In fiscal 2001, 2000 and 1999, the weighted average interest rates on the Credit Facility were 7.5%, 8.6% and 8.1%, respectively. In October 2001, the Credit Facility was amended and restated primarily to increase the collateral base to include the assets acquired in the acquisition of iMaternity (see Note 12).

        In addition to borrowings and letters of credit available under the Credit Facility, the Company has a $3.4 million standby letter of credit that collateralizes an Industrial Revenue Bond and a $1.0 million letter of credit that collateralizes a government mortgage note (see Note 6).

6. LONG-TERM DEBT

        The following table summarizes the Company's long-term debt at September 30 (in thousands):

	2001	2000
12 5/8% Senior Unsecured Exchange Notes due 2005 (net of unamortized discount)	$90,984	$90,790
Industrial Revenue Bond, interest is variable (3.4% at September 30, 2001), principal due annually through 2020 (collateralized by a $3.4 million standby letter of credit)	3,430	3,535
Government Mortgage Notes:
Interest at 3.0%, principal due monthly until 2011 (collateralized by a $1.0 million letter of credit and a second mortgage on certain property and equipment at the Company's headquarters)	1,389	1,511
Interest at 2.0%, principal due monthly until 2011 (collateralized by certain equipment at the Company's headquarters)	200	219
Interest at 4.25%, principal due monthly until 2001 (collateralized by certain equipment at the Company's headquarters)	—	32
Capital lease obligations	279	544
Subordinated notes, interest at prime (5.0% at September 30, 2001), no expiration	331	—

	96,613	96,631
Less: current maturities	(434)	(543)

	$96,179	$96,088

        Long-term debt maturities as of September 30, 2001 are as follows (in thousands):

2002	$434
2003	700
2004	279
2005	92,288
2006	298
2007 and thereafter	3,630

97,629
Less: unamortized discount	(1,016)

$96,613

        In connection with the acquisition of Motherhood on August 1, 1995, the Company sold 12 5/8% Senior Unsecured Exchange Notes due 2005 (the "Notes") with a face amount of $92 million. The Notes were issued at 97.934% of their face amount, resulting in an annual effective interest rate of 13.0%. Interest on the Notes is payable semiannually in cash on February 1 and August 1. The Notes were issued by Mothers Work and are unconditionally guaranteed on a senior basis by its subsidiary (see Note 14). The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after August 1, 2000, at 106.25% of their face amount, plus accrued interest, declining ratably to 100% of their face amount on and after August 1, 2002, plus accrued interest. In November 1995, the Company completed an exchange offer whereby the Notes were exchanged for 12 5/8% Senior Unsecured Exchange Notes due 2005 which have been registered under the Securities Act of 1933.

        The Notes impose certain limitations on the ability of the Company to, among other things, incur additional indebtedness, pay dividends and enter into certain types of transactions. The most restrictive of these covenants limits the Company's ability to repurchase outstanding common stock (see Note 17).

        During fiscal 2001, certain of the holders of the Series A Preferred Stock elected to convert 2,591 shares with a stated value of $727,000 into shares of common stock at an initial conversion rate equal to ten shares of common stock for each share of Series A Preferred Stock. The Company was restricted under the terms of the Notes from paying cash dividends to the holders upon conversion. Accordingly, the Company issued $331,000 of subordinated notes with unpaid interest compounding annually at the prime rate until paid. The subordinated notes are convertible into common stock, in accordance with the terms of those notes, after August 1, 2003. During the first nine months of fiscal 2002, a total of 11,496 shares of the Company's Series A Preferred Stock (see Note 7) with a stated value of $3.2 million were converted into 114,955 shares of common stock. The Company was restricted under the terms of the Notes from paying cash dividends to the holders of the Series A Preferred Stock upon conversion. As a result, the Company issued subordinated notes totaling $2.2 million, on which unpaid interest will accumulate and compound annually at the prime rate until paid. The subordinated notes are convertible after August 1, 2003 into common stock in accordance with the terms of those notes.

7. COMMON AND PREFERRED STOCK

        In connection with the Motherhood acquisition on August 1, 1995, the Company issued 41,000 shares of Series A Cumulative Convertible Preferred Stock (the "Series A Preferred Stock") with a stated value of $11.5 million. The Series A Preferred Stock has a preference in liquidation equal to the stated value plus accrued but unpaid dividends. The Company may redeem (but is under no obligation to do so) the Series A Preferred Stock at any time at a price equal to liquidation preference, subject to certain limitations imposed by the terms of the Credit Facility and the Notes agreement.

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

        The Series A Preferred Stock is convertible into shares of common stock (i) between August 1, 2000 and May 1, 2006, at an initial conversion rate (subject to adjustments for stock splits, stock dividends, recapitalizations and similar events) equal to ten shares of common stock for each share of Series A Preferred Stock, or (ii) after November 1, 2006, at a conversion rate determined by dividing the aggregate stated value of all shares of Series A Preferred Stock to be converted by 90% of the then-market price of the common stock, as defined. After a holder's exercise of the conversion right under (i) above, the Company may only redeem the Series A Preferred Stock from the proceeds of an equity offering. The limitation on this redemption right may only be modified with the consent of the holders of a majority of the outstanding principal amount of the Notes. Upon any conversion, the holder of the Series A Preferred Stock to be converted is entitled to receive payment of all accrued and unpaid dividends in cash unless the Company is prohibited by limitations contained in the Notes agreement. In the case of a conversion under (i) above, if dividends are not paid in cash due to restrictions imposed by the Credit Facility or the Notes, the Company will issue a subordinated note. If the note is not paid by August 1, 2003, then all principal and accrued interest may be converted into that number of shares of common stock determined by dividing the amount due by the then-market price, as defined. In the case of a conversion under (ii) above, if accrued dividends are not paid in cash, then such dividends are convertible into common stock on the same basis as the shares of Series A Preferred Stock.

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

8. RIGHTS AGREEMENT

        In accordance with the Company's Rights Agreement, the Company provided and will provide one Right outstanding for each share of Mothers Work common stock now or hereafter outstanding. Under certain limited conditions, as defined in the Rights Agreement, each Right entitles the registered holder to purchase from the Company one Series B Unit at $85 per unit, subject to adjustment. The rights expire on October 9, 2005 (the "Final Expiration Date").

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

        On October 14, 2001, the Company amended its Rights Agreement to include Centre Partners and its affiliates as exempt persons under the terms of the Rights Agreement. In addition, the Company amended its Rights Agreement on June 4, 2002 to confirm the status of Meridian Venture Partners and its affiliates, collectively referred to as Meridian Venture Group, as an exempt person and to exclude, under certain circumstances, any deemed attribution of beneficial ownership between Meridian Venture Group and Robert Brown, a general partner of Meridian Venture Group funds.

9. STOCK OPTION PLANS AND WARRANTS

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

        Stock option activity for all plans was as follows:

	Outstanding Options	Weighted Average Exercise Price
	(in thousands)
Balance — September 30, 1998	730	$10.85
Granted	185	9.98
Exercised	(35)	5.54
Canceled	(71)	10.09

Balance — September 30, 1999	809	10.93
Granted	179	10.61
Exercised	(24)	9.37
Canceled	(62)	10.02

Balance — September 30, 2000	902	10.98
Granted	285	9.41
Exercised	(2)	8.15
Canceled	(169)	9.51

Balance — September 30, 2001	1,016	10.58

        Options for 713,075, 544,512 and 485,889 shares were exercisable as of September 30, 2001, 2000 and 1999, respectively, and had a weighted-average exercise price of $10.96, $11.49, and $11.62 for those respective periods.

        The Company has adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," but has elected to continue to measure compensation expense in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation expense for stock options has been recognized for stock option awards granted at fair market value. Had the compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans in accordance with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below. The effect of applying SFAS No. 123 in this pro forma disclosure is not indicative of future amounts. SFAS No. 123 does not apply to options awarded prior to fiscal year ended September 30, 1996. Additional option awards are anticipated in future years.

	2001	2000	1999
	(in thousands, except per share amounts)
Net income available to common stockholders:
As reported	$1,971	$3,659	$2,136
Pro forma	521	2,689	735
Basic net income per common share:
As reported	$0.57	$1.06	$0.60
Pro forma	0.15	0.78	0.21
Diluted net income per common share:
As reported	$0.55	$1.01	$0.57
Pro forma	0.14	0.74	0.20

        The weighted average fair value of the stock options granted during 2001, 2000 and 1999 was $6.75, $8.98 and $9.28, respectively. The fair value of each option granted is estimated on the date of grant using the Black Scholes option pricing model with the following weighted-average assumptions:

	2001	2000	1999
Dividend yield	none	none	none
Expected price volatility	81.2%	83.7%	75.8%
Risk-free interest rates	3.79%	6.08%	6.05%
Expected lives	6.0 years	8.4 years	9.1 years

        The following table summarizes information about stock options outstanding at September 30, 2001:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding (in thousands)	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable (in thousands)	Weighted Average Exercise Price
$4.55 to $ 6.83	1	5.6	$6.63	1	$6.63
6.84 to 9.10	206	7.4	8.61	97	8.60
9.11 to 11.38	552	6.5	10.12	405	10.09
11.39 to 13.65	230	4.8	13.13	183	13.29
13.66 to 15.92	9	4.3	14.50	9	14.50
15.93 to 18.20	5	3.9	16.50	5	16.50
18.21 to 20.48	13	2.6	18.29	13	18.29

$4.55 to $20.48	1,016	6.3	$10.58	713	$10.96

        During the first nine months of fiscal 2002, a total of 260,700 options were granted to certain employees and non-employee directors for the purchase of the Company's common stock at prices not less than the fair market value of the Company's common stock on the date of the grant.

        In connection with the Company's acquisition of A Pea in the Pod on April 5, 1995 ("the Pea Acquisition"), the Company entered into a $15.0 million subordinated debt agreement and issued warrants to the lender to purchase up to 140,123 shares of common stock at $.01 along with the subordinated debt. The warrants were valued at their estimated fair market value of $1.0 million and were recorded as an original debt discount on the subordinated debt incurred. The determination of the fair value of the warrants was estimated at the date of issuance based on the then fair market value of the Company's common stock discounted at 12% with an estimated life of seven years. The warrants were immediately vested upon grant and expire in April 2002. These warrants were exercised on March 12, 2002. A portion of the proceeds from the sale of the Notes was used to repay this subordinated debt.

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

        The deferred tax effects of temporary differences giving rise to the Company's net deferred tax assets at September 30 were as follows (in thousands):

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

        No valuation allowance has been provided for the net deferred tax assets. Based on the Company's historical levels of taxable income, as adjusted for the restructuring and the nondeductibility of goodwill amortization and the Episode operations (see Note 13), management believes it is more likely than not that the Company will realize the net deferred tax assets at September 30, 2001. Furthermore, management believes the existing net deductible temporary differences will reverse during periods in which the Company generates taxable income. There can be no assurance, however, that the Company will generate taxable earnings or any specific level of earnings in the future.

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

11. COMMITMENTS AND CONTINGENCIES (Continued)

        Future annual minimum operating lease payments, including payments for equipment leases, as of September 30, 2001 are as follows (in thousands):

2002	$36,014
2003	33,195
2004	27,652
2005	22,318
2006	18,415
2007 and thereafter	48,846

$186,440

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

12. SUBSEQUENT EVENTS

  iMaternity Acquisition

        On October 17, 2001 (the "Acquisition Date"), the Company acquired eSpecialty Brands, LLC ("iMaternity") for $19,863,000, including transaction costs. The purchase price consisted of 302,619 shares of Series C Cumulative Redeemable Preferred Stock (the "Series C Preferred Stock") valued at an estimated $59.48 per share, or $17,999,000, as determined by an independent third party appraiser, detachable warrants to purchase 350,000 shares of the Company's common stock with an estimated fair value of $874,000, as determined by an independent third party appraiser using the Black-Scholes pricing model with a 30% discount applied due to the lack of marketability, and transaction costs of $990,000. The following assumptions were used in the pricing model: dividend yield of zero, risk free interest rate of 4.45%, volatility factor of the expected market price of the Company's common stock of 60.0% and an expected life equal to the contractual term of the warrants of 7 years. The excess by which the stated value of the Series C Preferred Stock exceeds its carrying value is being accreted to the earliest redemption date using the effective interest method. This accretion will be recorded as dividends.

        The holders of the Series C Preferred Stock are entitled to receive dividends, which are cumulative to the extent not paid, and compound quarterly at 8.625% of the stated value. Dividends accrue for the first year and are thereafter paid out in part in cash with the balance accruing, subject to certain limitations imposed by the Credit Facility and the holders of the Notes. No dividends may be paid on common stock, or on any other shares of capital stock of the Company ranking junior to the Series C Preferred Stock, other than dividends payable in shares of common stock, until all cumulative and current dividends on the Series C Preferred Stock have been declared and paid in full. The Series C Preferred Stock is junior to the Series A Preferred Stock in liquidation and pari passu to the Series A Preferred Stock in dividends.

        Upon a liquidation, dissolution or winding up of the Company, as defined, after any payments to the holders of the outstanding shares of the Company's Series A Preferred Stock, and before any payments to the holders of junior stock, the holders of the Series C Preferred Stock have the right to receive in such liquidation, distribution or winding up an amount equal to the stated value plus the greater of accrued and unpaid dividends or the participation amount, which is defined as an amount equal to 10% of the increase in market value per share of the Company's common stock for the period from the closing of the iMaternity acquisition until the liquidation, dissolution or winding up of the Company, as defined.

        On the earlier of October 18, 2006, or upon a change of control or other fundamental transaction, as defined, the holders of the Series C Preferred Stock have the right to require the Company to purchase their shares for cash at a price equal to the stated value plus accrued and unpaid dividends (the "put right"). If the Company defaults on its obligation under the put right, the holders of the outstanding Series C Preferred Stock have the right to convert their Series C Preferred Stock into shares of the Company's common stock, provided that in no event shall the aggregate number of shares issued upon such conversion, plus 350,000 shares of common stock related to the warrants issued in connection with the iMaternity acquisition, exceed an amount equal to 19.9% of the number of outstanding shares of the Company's common stock outstanding immediately preceding the iMaternity acquisition. At any time on or after April 18, 2004, the Company has the right to purchase the outstanding Series C Preferred Shares for cash at a price equal to the stated value plus the greater of accrued and unpaid dividends or the participation amount, as defined.

        Under the terms of the merger agreement, at any time after the closing of the iMaternity acquisition, the Company has the right to make an offer to purchase for cash all outstanding shares of Series C Preferred Shares at a price equal to the stated value plus accrued and unpaid dividends. If a majority of the holders of the outstanding Series C Preferred Stock, as defined, fail to accept such offer, then such holders forfeit their warrants, or if any warrant has been exercised and the underlying common stock has been sold by any holder, then such holder forfeits accrued and unpaid dividends on such holder's Series C Preferred Stock. Further, upon such failure to accept such offer to purchase, all holders of the outstanding Series C Preferred Stock forfeit certain protective provisions under the Agreement and Plan of Merger, including prohibitions on issuing senior stock or parity stock, as defined, and redeeming junior securities.

        The acquisition has been accounted for under the purchase method of accounting. Based on the preliminary allocation of purchase price, the application of the purchase method resulted in approximately $25,785,000 of excess purchase price over the estimated fair value of the net tangible assets acquired of $21,150,000, less assumed liabilities of $17,995,000 and costs to exit certain operations and locations of iMaternity of $9,077,000. The Company recognizes that certain identifiable intangible assets were acquired, primarily trademarks, trade names, and Internet domain names. However, as determined by an independent third party appraiser, based on the nature of the items and use within the Company's business and industry, no value was assigned to any of the identifiable intangibles. Accordingly, the excess purchase price has been assigned to goodwill.

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

        Additionally, as part of the purchase price allocation, the Company recorded $1.7 million of liabilities relating to claims by iMaternity vendors for amounts owed by iMaternity that had not been disclosed to the Company by the sellers prior to the closing. The Company is currently investigating these claims. If the Company has liability for these undisclosed amounts, it has the right to seek indemnification from the sellers. If the Company were to prevail in an indemnification claim, it could reduce the number of outstanding shares of the Series C Preferred Stock issued to the sellers, or, if the sellers no longer hold shares of our Series C Preferred Stock, receive cash damages. In that event, the goodwill recorded in connection with the transaction would be correspondingly reduced. The Company believes the $1.7 million represents a reasonable estimate of its potential liability for these vendor claims.

        The Company developed a plan in connection with the acquisition to close approximately 92 iMaternity stores and reopen the remaining acquired locations under the Company's existing store concepts of Motherhood and Mimi Maternity. Further, the plan included the shutdown of iMaternity's corporate headquarters and warehouse operation in Chicago, as well as its manufacturing and warehousing facilities in Costa Rica. In connection with the plan, the Company recorded severance costs for involuntarily terminated employees of the acquired business of $2,922,000, lease termination fees and related legal costs of $4,200,000 and accrued for other costs to be incurred to complete the exit activities of the acquired business totaling $1,955,000. Approximately 850 employees of the acquired business were expected to be terminated as part of the plan, consisting of 528 corporate and 322 store employees. The Company anticipates that it will substantially complete the entire integration plan within one year of the Acquisition Date.

        The following table sets forth the net non-cash assets that were acquired as a result of the iMaternity acquisition (in thousands):

Non-cash assets (liabilities):
Inventory	$6,168
Property, plant and equipment	3,612
Deferred income taxes	10,043
Other current assets	753
Goodwill	25,785
Current liabilities	(19,170)
Debt	(8,892)

Net non-cash assets acquired	18,299
Less: Preferred stock issued	(17,999)
Warrants issued	(874)

Cash acquired from the acquisition of iMaternity	$(574)

  Securities Offerings

        On June 10, 2002, the Company filed two registration statements with the Securities and Exchange Commission (the "SEC"), one of which relates to the offering of 1,100,000 shares, which includes 100,000 shares being sold by selling stockholders, and one of which relates to the offering of $125 million of    % Senior Notes due            , 2010. The equity offering is not contingent on the debt offering, but the debt offering is contingent on the equity offering. The Company plans to use the net proceeds from these offerings to repay the existing Notes, to repay subordinated notes issued to the holders of Series A Preferred Stock in lieu of accrued and unpaid dividends, to pay all accrued and unpaid dividends on Series A Preferred Stock and Series C Preferred Stock, to redeem all outstanding shares of Series A Preferred Stock and to purchase all outstanding shares of Series C Preferred Stock, to repay outstanding borrowings under the Credit Facility and for general corporate purposes. There can be no assurance that either of these offerings will be completed or that they will generate net proceeds sufficient for these planned uses.

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

15. EMPLOYMENT AND CONSULTING AGREEMENTS

        The Company has employment agreements with its Chairman of the Board/Chief Executive Officer ("CEO") and its President/Chief Operating Officer ("COO"). These agreements provide for base compensation (approximately $400,000 each for fiscal 2001 and $377,000 each for fiscal 2000), increasing annually thereafter in an amount to be determined by the Compensation Committee of the Board of Directors and salary continuation and severance payments should employment of the officers be terminated under specified conditions, as defined. The agreements, which expire on September 30, 2003, automatically extend for successive one-year periods extending the expiration date into the third year after the extension, unless either the Company or the executive gives written notice to the other party that the term will not extend. Additionally, the CEO and COO are entitled to an annual cash bonus and stock options based on performance, as defined.

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

17. STOCK BUYBACK

        During fiscal 1999, the Board of Directors authorized the Company to purchase up to 265,000 shares of its own stock in private transactions or on the open market. As of September 30, 2000, the Company had purchased and retired 205,185 shares in the aggregate at a total cost of $2,206,000. Since then, the Company has been restricted from further stock repurchases under the terms of the indenture to the Notes.

18. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

        Quarterly financial results for the years ended September 30, 2001 and 2000 are as follows (in thousands, except per share amounts):

	Quarter
	9/30/01	6/30/01	3/31/01	12/31/00
Fiscal 2001
Net sales	$92,637	$103,970	$89,029	$102,670
Gross profit	46,790	54,227	43,117	49,852
Net income (loss) available to common stockholders	$(185)	$3,423	$(2,262)	$995

Basic net income (loss) per share	$(0.05)	$0.99	$(0.65)	$0.29

Diluted net income (loss) per share	$(0.05)	$0.95	$(0.65)	$0.28

	Quarter
	9/30/00	6/30/00	3/31/00	12/31/99
Fiscal 2000
Net sales	$92,239	$98,495	$83,683	$91,866
Gross profit	46,617	49,434	41,373	45,559
Net income (loss) available to common stockholders	$(205)	$2,620	$(836)	$2,080

Basic net income (loss) per share	$(0.06)	$0.76	$(0.24)	$0.61

Diluted net income (loss) per share	$(0.06)	$0.72	$(0.24)	$0.57

        The Company's business, like that of certain other retailers, is seasonal. A significant portion of the Company's net sales and profits are realized during the first and third fiscal quarters, corresponding to the holiday selling season and Spring sales period, respectively.

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

QuickLinks

EXPLANATORY NOTE
PART II.
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
  Item 6. Selected Financial Data
  Item 8. Financial Statements and Supplementary Data
PART IV.
  Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
MOTHERS WORK, INC. AND SUBSIDIARY INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
INDEPENDENT AUDITORS REPORT
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