Form 10-Q
period 2002-06-30
MOTHERS WORK INC
filed 2002-08-14
CIK 896985

QuickLinks -- Click here to rapidly navigate through this document

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                        to

Commission file number 0-21196

MOTHERS WORK, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3045573 (IRS Employer Identification No.)
456 North 5th Street, Philadelphia, Pennsylvania (Address of principal executive offices)	19123 (Zip Code)

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

Common Stock, $.01 par value—4,979,996 shares outstanding as of August 12, 2002

MOTHERS WORK, INC. AND SUBSIDIARIES

INDEX

		Page
PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)
	Consolidated Balance Sheets	1
	Consolidated Statements of Operations	2
	Consolidated Statements of Cash Flows	3
	Notes to Consolidated Financial Statements	4
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22
PART II—OTHER INFORMATION
Item 1.	Legal Proceedings	23
Item 6.	Exhibits and Reports on Form 8-K	23

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MOTHERS WORK, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2002	September 30, 2001
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$2,176	$10,358
Trade receivables	4,406	4,726
Inventories	71,165	73,090
Deferred income taxes	4,081	2,278
Prepaid expenses and other current assets	3,729	4,404

Total current assets	85,557	94,856
Property, Plant and Equipment, net	46,210	46,025
Assets Held for Sale	1,575	—
Other Assets:
Goodwill, net	55,671	29,886
Deferred financing costs, net of accumulated amortization of $3,163 and $2,788	1,265	1,640
Other intangible assets, net of accumulated amortization of $2,175 and $1,952	1,200	1,295
Deferred income taxes	12,566	10,858
Other non-current assets	596	617

Total other assets	71,298	44,296

	$204,640	$185,177

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Line of credit borrowings	$1,481	$32,229
Current portion of long-term debt	402	434
Accounts payable	20,622	13,244
Accrued expenses and other current liabilities	27,210	16,440

Total current liabilities	49,715	62,347

Long-Term Debt	98,346	96,179
Accrued Dividends on Series A Preferred Stock	5,730	7,055
Deferred Rent	5,208	4,855
Series C Cumulative Redeemable Preferred Stock	19,377	—
Commitments and Contingencies (Note 3)
Stockholders' Equity:
Series A cumulative convertible preferred stock, $.01 par value, $280.4878 stated value, 41,000 shares authorized and issued, 26,913 and 38,409 shares outstanding, respectively (liquidation value of $13,279 and $17,828, respectively)	7,549	10,773
Series B junior participating preferred stock, $.01 par value, 10,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, 10,000,000 shares authorized, 3,926,196 and 3,480,122 shares issued and outstanding, respectively	39	35
Additional paid-in capital	33,070	26,949
Accumulated deficit	(14,394)	(23,016)

Total stockholders' equity	26,264	14,741

	$204,640	$185,177

The accompanying notes are an integral part of these consolidated financial statements.

MOTHERS WORK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2002	2001	2002	2001
Net sales	$122,599	$103,970	$341,849	$295,669
Cost of goods sold	54,566	49,743	160,201	148,473

Gross profit	68,033	54,227	181,648	147,196
Selling, general and administrative expenses	52,667	43,565	153,918	129,810

Operating income	15,366	10,662	27,730	17,386
Interest expense	3,330	3,584	10,350	11,298

Income before income taxes	12,036	7,078	17,380	6,088
Income tax provision	4,476	3,282	6,464	2,813

Net income	7,560	3,796	10,916	3,275
Dividends on preferred stock	761	373	2,294	1,118

Net income available to common stockholders	$6,799	$3,423	$8,622	$2,157

Income per share—basic	$1.76	$0.99	$2.36	$0.62

Average shares outstanding—basic	3,873	3,454	3,654	3,454

Income per share—diluted	$1.45	$0.95	$2.18	$0.60

Average shares and share equivalents outstanding—diluted	5,097	3,594	3,982	3,599

The accompanying notes are an integral part of these consolidated financial statements.

MOTHERS WORK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended June 30,
	2002	2001
Cash flows from operating activities
Net income	$10,916	$3,275
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,213	8,967
Deferred income taxes	6,532	2,813
Amortization of deferred financing costs	375	374
Accretion of discount on Senior Notes	162	143
Provision for deferred rent	353	256
Changes in assets and liabilities, net of effect of acquisitions:
(Increase) decrease in—
Trade receivables	715	811
Inventories	8,093	5,569
Prepaid expenses and other current assets	1,054	(177)
Decrease in—
Accounts payable, accrued expenses and other current liabilities	(1,989)	(692)

Net cash provided by operating activities	33,424	21,339

Cash flows from investing activities
Acquisition of iMaternity, net of cash acquired	574	—
Purchase of property and equipment	(5,138)	(8,116)
Increase in intangible assets	(128)	(360)

Net cash used in investing activities	(4,692)	(8,476)

Cash flows from financing activities
Reduction of borrowings under line of credit	(30,748)	(15,669)
Increase in cash overdrafts	939	2,053
Repayment of long-term debt	(240)	(360)
Repayment of debt assumed in acquisition of iMaternity	(8,892)	—
Proceeds from exercise of stock options and warrants	2,027	17

Net cash used in financing activities	(36,914)	(13,959)

Net decrease in cash and cash equivalents	(8,182)	(1,096)
Cash and cash equivalents, beginning of period	10,358	3,076

Cash and cash equivalents, end of period	$2,176	$1,980

Supplemental disclosures of cash flow information:
Cash paid for interest	$7,004	$8,049

Cash paid for income taxes	$2,616	$345

The accompanying notes are an integral part of these consolidated financial statements.

MOTHERS WORK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2002
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

        Certain prior year balances in the financial statements have been reclassified to confirm with the current year presentation.

2.    STOCK OPTIONS AND WARRANTS

        During the quarter and nine months ended June 30, 2002, a total of 69,610 and 275,960 options, respectively, were granted to certain employees and non-employee directors for the purchase of the Company's common stock at prices not less than the fair market value of the Company's common stock on the date of grant.

        In connection with the acquisition of iMaternity on October 17, 2001 (see Note 8), the Company issued warrants to the sellers for the purchase of 350,000 shares of the Company's common stock at an exercise price of $22.50 per share, with an estimated fair value of approximately $874,000. The Company obtained an independent appraisal to determine the fair value of the warrants, estimated at the date of issuance using the Black-Scholes pricing model with a 30% discount applied due to lack of marketability. The following assumptions were used in the pricing model: dividend yield of zero, risk free interest rate of 4.45%, volatility factor of the expected market price of the Company's common stock of 60.0%, and an expected life equal to the contractual term of the warrants of 7 years. The fair value of the warrants was recorded to additional paid-in capital at the date of grant. The warrants were immediately vested upon grant and are exercisable for 7 years. None of these warrants were exercised as of June 30, 2002 (see Note 11).

        In conjunction with debt issued in the acquisition of A Pea in the Pod in 1995, the Company issued 140,123 warrants for the purchase of the Company's common stock at $.01 per share. These warrants were exercised on March 12, 2002.

3.    COMMITMENTS AND CONTINGENCIES

        On July 17, 2002, a purported class action was filed against the Company in the Superior Court of California for Los Angeles County. The complaint alleges that, under California law, certain former and current employees should have received overtime compensation, meal breaks and rest breaks. The Company is currently a party to an action alleging similar claims under Washington law in Spokane County Superior Court. The plaintiffs in these cases are seeking unspecified actual damages, penalties and attorneys' fees. At this stage in these proceedings, the Company is unable to predict the outcome of these cases, which it is vigorously defending.

        In addition, from time to time, the Company is named as a defendant in legal actions arising from its normal business activities. Although the amount of any liability that could arise with respect to currently pending actions, including the matters specifically described above, cannot be accurately predicted, the Company does not believe that the resolution of any pending action will have a material adverse effect on its financial position.

4.    EARNINGS PER SHARE (EPS)

        Basic EPS is computed by dividing net income available to common stockholders by the weighted average number of outstanding common shares. Diluted EPS is computed by dividing net income available to common stockholders by the weighted average number of outstanding common shares, after giving effect to the potential dilutive effect from the assumed exercise of stock options and warrants as well as the assumed conversion of dilutive preferred stock and subordinated notes.

        The following summarizes the diluted EPS calculation (in thousands, except per share amounts):

	For the Quarter Ended June 30, 2002			For the Quarter Ended June 30, 2001
	Income	Shares	Earnings Per Share	Income	Shares	Earnings Per Share
Basic EPS	$6,799	3,873	$1.76	$3,423	3,454	$0.99
Incremental shares from the assumed exercise of outstanding stock options and warrants	—	548		—	140
Assumed conversion of subordinated notes	20	65		—	—
Assumed conversion of preferred stock	582	611		—	—

Diluted EPS	$7,401	5,097	$1.45	$3,423	3,594	$0.95

	For the Nine Months Ended June 30, 2002			For the Nine Months Ended June 30, 2001
	Income	Shares	Earnings Per Share	Income	Shares	Earnings Per Share
Basic EPS	$8,622	3,654	$2.36	$2,157	3,454	$0.62
Incremental shares from the assumed exercise of outstanding stock options and warrants	—	286		—	145
Assumed conversion of subordinated notes	40	42		—	—

Diluted EPS	$8,662	3,982	$2.18	$2,157	3,599	$0.60

        Options to purchase 10,000 and 947,335 shares were outstanding as of June 30, 2002 and 2001, respectively, but were not included in the computation of diluted EPS as their effect would have been antidilutive. These options could potentially dilute EPS in the future.

        During the third quarter of fiscal 2002, certain holders of the Series A Cumulative Convertible Preferred Stock (the "Series A Preferred Stock") elected to convert 964 of such shares, with a stated value of $271,000 and at a conversion rate equal to ten shares of common stock for each share of Series A Preferred Stock (a total of 9,640 shares of common stock). During the first nine months of fiscal 2002, a total of 11,496 shares with a stated value of $3,224,000 were converted into 114,955 shares of common stock.

        For the quarter ended June 30, 2002, the calculation of diluted earnings per share was based on average diluted shares outstanding of 5,097,000, which included approximately 612,000 potential shares that were required to be included in respect of the conversion features of the Company's Series A Preferred Stock and Series C Cumulative Redeemable Preferred Stock (the "Series C Preferred Stock"). These potential shares were included in the diluted EPS computation for the quarter ended

June 30, 2002 total because the level of net income for the quarter had the effect, when factored into the calculation, of making the potential shares dilutive to earnings. The 26,913 and 41,000 shares of Series A Preferred Stock outstanding at June 30, 2002 and 2001, respectively, which were convertible into 269,128 and 410,000 shares of common stock, respectively, were determined to be antidilutive and therefore excluded from the EPS computation for the nine months ended June 30, 2002 and the third quarter and nine months ended of June 30 2001.

        The Company was restricted under the terms of the Indenture governing the $92,000,000 of 12 5/8% Senior Unsecured Exchange Notes due 2005 (the "Senior Notes"), from paying cash dividends to the holders of the Series A Preferred Stock upon conversion. As a result, the Company issued subordinated notes totaling $159,000 and $2,214,000 in the third quarter and first nine months of fiscal 2002, respectively, on which unpaid interest accumulates and compounds annually at the prime rate until paid. The subordinated notes are convertible after August 1, 2003 into common stock in accordance with the terms of those notes. For the quarter and nine months ended June 30, 2002, the conversion feature of the subordinated notes outstanding, which had an aggregate value of $2,544,000 was determined to make such notes dilutive and, therefore, they were included in the diluted EPS computation.

        Additionally, in connection with the acquisition of iMaternity on October 17, 2001 (see Note 8), the Company issued 302,619 shares of Series C Preferred Stock with detachable warrants. The Series C Preferred Stock is convertible into common stock only if the Company were to default on its obligation under the provision of the put right which gives the holders of the Series C Preferred Stock the right, under certain circumstances, to require the Company to purchase their shares of Series C Preferred Stock for cash. All of the shares of Series C Preferred Stock and warrants were outstanding as of June 30, 2002 and were included in the dilutive EPS computations for the quarter ended June 30, 2002 as their effect was dilutive and were excluded from the dilutive EPS computation for the nine months ended June 30, 2002 as their effect was antidilutive. The warrants issued in connection with the Series C Preferred Stock were included in the dilutive EPS computations for the quarter and nine months ended June 30, 2002 as their effect was dilutive. On August 6, 2002 the Company purchased all outstanding shares of the Series C Preferred Stock (see Note 11).

5.    INVENTORIES

        Inventories were comprised of the following (in thousands):

	June 30, 2002	September 30, 2001
Finished goods	$61,410	$61,535
Work-in-progress	2,847	3,486
Raw materials	6,908	8,069

	$71,165	$73,090

6.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

        Accrued expenses and other current liabilities were comprised of the following (in thousands):

	June 30, 2002	September 30, 2001
Salaries, wages, and employee benefits	$8,757	$5,274
Restructuring costs (Notes 8 and 9)	4,103	128
Interest	4,988	2,179
Sales tax	1,686	1,763
Rent	2,247	676
Insurance	1,397	961
Professional fees	1,067	648
Income taxes payable	187	2,308
Other	2,778	2,503

	$27,210	$16,440

        Interest payments are made semiannually in February and August to the holders of the Senior Notes.

7.    ACCOUNTING FOR GOODWILL

        In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies the criteria applicable to intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. SFAS No. 142 further requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values and be reviewed for impairment.

        The Company adopted SFAS Nos. 141 and 142 effective October 1, 2001. In adopting SFAS No. 142, the Company no longer amortizes goodwill. The following table reflects the adjustment to exclude goodwill amortization expense recognized in the prior periods as presented (in thousands, except per share amounts):

	For the Quarter Ended June 30,
	2002	2001
Reported net income	$7,560	$3,796
Add back goodwill amortization	—	580

Adjusted net income	7,560	4,376
Dividends on preferred stock	761	373

Adjusted net income available to common stockholders	$6,799	$4,003

Income per share—basic:
Reported net income	$1.76	$0.99
Goodwill amortization	—	0.17

Adjusted net income	$1.76	$1.16

Income per share—diluted:
Reported net income	$1.45	$0.95
Goodwill amortization	—	0.16

Adjusted net income	$1.45	$1.11

	For the Nine Months Ended June 30,
	2002	2001
Reported net income	$10,916	$3,275
Add back goodwill amortization	—	1,640

Adjusted net income	10,916	4,915
Dividends on preferred stock	2,294	1,118

Adjusted net income available to common stockholders	$8,622	$3,797

Income per share—basic:
Reported net income	$2.36	$0.62
Goodwill amortization	—	0.47

Adjusted net income	$2.36	$1.09

Income per share—diluted:
Reported net income	$2.18	$0.60
Goodwill amortization	—	0.45

Adjusted net income	$2.18	$1.05

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

        A summary of changes in the carrying amount of goodwill for the first nine months of fiscal 2002 is as follows (in thousands):

Goodwill, net, at September 30, 2001	$29,886
Add: goodwill recorded in the acquisition of iMaternity (see Note 8)	25,785

Goodwill, net, at June 30, 2002	$55,671

8.    ACQUISITION

        On October 17, 2001 (the "Acquisition Date"), the Company acquired eSpecialty Brands, LLC ("iMaternity") for $19,863,000, including transaction costs. The purchase price consisted of 302,619 shares of Series C Preferred Stock valued at an estimated $59.48 per share, or $17,999,000, as determined by an independent third party appraiser, detachable warrants to purchase 350,000 shares of the Company's common stock with an estimated fair value of $874,000 (see Note 2), and transaction costs of $990,000. The excess by which the stated value of the Series C Preferred Stock exceeds its carrying value is being accreted to the earliest redemption date using the effective interest method. This accretion is recorded as dividends in the accompanying consolidated statements of operations. Additionally, the holders of the Series C Preferred Stock are entitled to receive dividends at an annual rate of 8.625% of the stated value, compounding quarterly. The discount accretion and the dividends on the Series C Preferred Stock are included in the carrying value of the Series C Preferred Stock in the accompanying consolidated balance sheets.

        The rights and preferences relating to dividends and distributions upon liquidation of the Series C Preferred Shares are senior to those of the common stock. The holders of the Series C Preferred Stock have the right to receive in a liquidation, dissolution or winding up of the Company, after payment to the holders of the outstanding shares of the Company's Series A Preferred Stock and before any payments to holders of junior stock, which includes the common stock, an amount per share equal to the stated value plus the greater of accrued dividends or the participation amount (defined as an amount based on 10% of the increase in the market value of the Company's common stock for the period from the Acquisition Date until the date of liquidation, dissolution or winding up of the Company). The liquidation value of the Series C Preferred Stock as of June 30, 2002 was $20,710,000. On August 6, 2002 the Company purchased all outstanding shares of the Series C Preferred Stock (see Note 11).

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

        Based on the preliminary allocation of purchase price, the application of the purchase method of accounting resulted in approximately $25,785,000 of excess purchase price over the estimated fair value of the net tangible assets acquired of $21,150,000 less assumed liabilities of $17,995,000 and costs to exit certain operations and locations of iMaternity of $9,077,000. The Company recognizes that certain identifiable intangible assets were acquired, primarily trademarks, trade names, and Internet domain names. However, as determined by an independent third party appraiser, based on the nature of the items and use within the Company's business and industry, no value was assigned to any of the identifiable intangibles. Accordingly, the excess purchase price has been assigned to goodwill.

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

        Additionally, as part of the purchase price allocation, the Company recorded $1,700,000 of vendor-related liabilities that were not disclosed by the sellers at the Acquisition Date. Further, there are also amounts being claimed as due from iMaternity by a number of vendors that are currently being investigated, but which have not yet been established as legal liabilities as of the Acquisition Date and, accordingly, have not been recorded. The amount of liabilities and goodwill recorded in the purchase price allocation could increase for additional vendor-related liabilities not yet identified (see Note 11).

        At the Acquisition Date, iMaternity operated a total of 166 Dan-Howard and Mothertime maternity clothing stores, including some under the trade name iMaternity, and the online iMaternity.com website. The Company developed a plan in conjunction with the acquisition to close approximately 92 iMaternity stores and convert the remaining acquired locations to the Company's existing store concepts of Motherhood and Mimi Maternity. Further, the plan included the shutdown of iMaternity's corporate headquarters and warehouse operation in Chicago, as well as its manufacturing and warehousing facilities in Costa Rica. In connection with the plan, the Company recorded severance costs for involuntarily terminated employees of the acquired business of $2,922,000, lease termination fees and related legal costs of $4,200,000, and accrued for other costs to be incurred to complete the exit activities of the acquired business totaling $1,955,000. Approximately 850 employees of the acquired business were expected to be terminated as part of the plan, consisting of 528 corporate and 322 store employees. The Company anticipates substantially completing the entire integration plan within 12 months of the Acquisition Date.

        During the first nine months of fiscal 2002, the Company closed 83 iMaternity stores of the 92 planned store closures, the corporate headquarters and warehouse operation in Chicago, an Internet-related development center in San Diego, California and other domestic warehousing facilities. The iMaternity manufacturing and warehousing operations in Costa Rica have been operationally shut down. The carrying value of the Costa Rica facility was reduced to its estimated realizable value as of the Acquisition Date, which was determined based on a market survey received from an independent third party, and is classified as "Assets Held for Sale" in the accompanying unaudited consolidated balance sheet as of June 30, 2002. In accordance with its plan, the Company expects to close an additional 6 store locations within the next three months. The timing of the store closures is dependent primarily upon the Company's ability to negotiate and complete the lease termination settlements.

        In connection with the store closures and the shutdown of the corporate headquarters and warehouse operation in Chicago, the Internet-related development center in San Diego, California, and the iMaternity manufacturing and warehousing operations in Costa Rica, the Company terminated 805 employees (524 corporate and 281 store employees), to whom $1,710,000 in accrued severance was paid out and charged against the liability during the nine months ended June 30, 2002. Included in the severance payouts are quarterly installments made on the non-compete covenant and severance arrangement with a former executive of iMaternity. As of June 30, 2002, the remaining severance accrual of $1,212,000 principally reflects the balance of the non-compete and severance arrangement of $850,000 that is payable ratably over approximately the next 4 years. Also, included in the accrual are severance and vacation payouts anticipated to be made in regards to approximately 15 store employees that may be terminated upon the closure of the remaining store locations, as planned.

        A summary of the charges incurred and reserves recorded in connection with the iMaternity acquisition exit/restructuring activities during the first nine months of fiscal 2002 is as follows (in thousands):

	Adjustments and Reserves Recorded in Purchase Accounting	Charges	Balance as of June 30, 2002
Lease termination fees	$4,200	$1,309	$2,891
Severance	2,922	1,710	1,212
Exit and other costs	1,955	1,955	—

	9,077	$4,974	$4,103

Fixed asset writedowns	5,771

	$14,848

        The following table displays the net non-cash assets that were acquired as a result of the iMaternity acquisition (in thousands):

Non-cash assets (liabilities):
Inventory	$6,168
Property, plant and equipment	3,612
Deferred income taxes	10,043
Other current assets	753
Goodwill	25,785
Current liabilities	(19,170)
Debt	(8,892)

Net non-cash assets acquired	18,299
Less: Preferred stock issued	(17,999)
Warrants issued	(874)

Cash acquired from the acquisition of iMaternity	$(574)

        The following unaudited pro forma summary combines the consolidated results of operations of Mothers Work, Inc. and iMaternity as if the transaction occurred as of the beginning of the respective periods presented giving effect to certain adjustments including recognition of an income tax benefit for operating losses generated by the acquired business, recognition of accrued and unpaid dividends on the Series C Preferred Stock, discount accretion associated with the Series C Preferred Stock, and reduction in depreciation expense as a result of the revaluation of property, plant and equipment. This pro forma summary is not necessarily indicative of the results of operations that would have occurred if the Company and iMaternity had been combined during such periods. Moreover, the pro forma summary is not intended to be indicative of the results of operations that may be attained in the future.

	For the Nine Months Ended June 30,
	2002	2001
	(in thousands, except per share amounts)
Revenue	$344,046	$332,084
Operating income	26,889	13,148
Net income (loss)	10,268	229
Net income (loss) available to common stockholders	7,887	(2,430)
Income (loss) per share—basic	2.16	(.70)
Income (loss) per share—diluted	1.99	(.70)

        The sales generated by the iMaternity-acquired stores that have closed during the first nine months of fiscal 2002 totaled approximately $5.0 million.

9.    OTHER RESTRUCTURING CHARGES

        During fiscal 1998, the Company announced that it would close or convert all of its non-maternity Episode stores into maternity clothing stores. In connection with the restructuring plan, the Company recorded accrued restructuring charges of $10,635,000. During the quarter ended June 30, 2002, the Company utilized the $128,000 remaining reserve for the final lease transfer fee.

10.  NEW ACCOUNTING PRONOUNCEMENTS

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

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which established a single accounting model, based on the framework established in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of," and resolved significant implementation issues related to SFAS No. 121. SFAS No. 144 superceded SFAS No. 121 and Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of a Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and early adoption is encouraged. The Company plans to adopt this statement in fiscal 2003. Management believes that the adoption of SFAS No. 144 will not have a material impact on the Company's financial condition or results of operations.

        On April 30, 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"). The provisions of this Statement related to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Opinion 30 for classification as an extraordinary item shall be reclassified. Early application of the provisions of this Statement related to the rescission of Statement 4 is encouraged. Management believes that the adoption of SFAS No. 145 will not have a material impact on the Company's financial condition or results of operations.

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 which supersedes Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity," and is effective for transactions initiated after December 31, 2002. Under SFAS No. 146, a company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. A liability is incurred when an event obligates the entity to transfer or use assets. Management does not expect the adoption of this statement to have a material impact on the Company's financial position or results of operations.

11.  SUBSEQUENT EVENTS

iMaternity Settlement

        On October 17, 2001, the Company acquired iMaternity, a maternity apparel retailer. As previously disclosed, following the closing of the iMaternity acquisition, iMaternity vendors made claims for amounts owed by iMaternity that had not been disclosed to the Company by the sellers prior to the closing. If the Company has liability for these undisclosed amounts, it has the right to seek indemnification from the sellers.

        On August 6, 2002, the Company entered into a settlement and release agreement with the sellers to resolve these issues. Under the agreement, the Company and the sellers have mutually released each other from all claims relating to the accounts payable of the iMaternity business prior to the closing. Certain obligations of the Company and the iMaternity subsidiaries owed to the sellers in the amount of approximately $500,000, which arose prior to or in connection with the acquisition, have been terminated. The Company has purchased all outstanding shares of the Series C Preferred Stock held by the sellers for $20,890,000, as well as 50,000 warrants issued to certain of the sellers for $225,000. The Company may elect to purchase up to an additional 75,000 warrants from certain other sellers, with the amount eligible to be purchased being determined by a formula that is based on whether the underwriters of the offering of 1,100,000 shares of the Company's common stock, which occurred on July 31, 2002 and closed on August 5, 2002, exercise their 30-day over-allotment option to purchase at least 50% of the shares available under such option.

Credit Facility Amendment

        On August 5, 2002, the Company entered into an amendment of its credit facility. The amendment includes, among other changes, a modification to the covenants to increase the annual capital expenditures limit to $30,000,000 and permit acquisitions, capital stock repurchases and early redemption of the senior notes within specified limits (see below). The amendment also added an unused facility fee of 10 basis points per annum.

Debt and Equity Offerings

        On August 5, 2002, the Company closed two public offerings, one of which was the offering of $125,000,000 of 11 1/4% Senior Notes due 2010, and the other of which was the offering of 1,100,000 shares of common stock, including 100,000 shares sold by selling stockholders, at $27.00 per share, before underwriting discounts and commissions. The Company received net proceeds from these offerings of approximately $144,200,000. The Company plans to use the net proceeds of these offerings (i) to repay the existing 12 5/8% senior notes, plus accrued and unpaid interest; (ii) to repay the subordinated notes issued to former holders of shares of Series A Preferred Stock in lieu of accrued and unpaid dividends; (iii) to pay all accrued and unpaid dividends on the outstanding shares of Series A Preferred Stock and Series C Preferred Stock; (iv) to redeem all of the outstanding shares of Series A Preferred Stock and to purchase, through an offer to purchase, all of the outstanding shares of Series C Preferred Stock; (v) to repay the outstanding borrowings under the credit facility and (vi) for general corporate purposes. In conjunction with the offering, certain selling stockholders exercised options, which resulted in additional cash proceeds of approximately $574,000.

        Payment obligations under the $125,000,000 of senior notes due 2010 offered by the Company in the debt offering are fully and unconditionally guaranteed on a joint and several basis by its wholly-owned U.S. subsidiaries (the "Guarantor Subsidiaries"). None of the Company's foreign subsidiaries have guaranteed these notes. Condensed consolidating financial information for the Company, the Guarantor Subsidiaries and the Company's non-guarantor subsidiaries as of and for the nine months ended June 30, 2002 is presented below.

Mothers Work, Inc.
Condensed Consolidating Balance Sheet
June 30, 2002
(unaudited)
(in thousands)

	Mothers Work (Parent Company)	Guarantor Subsidiaries (U.S. Companies)	Non-Guarantor Subsidiaries (Foreign Companies)	Consolidating Eliminations	Mothers Work Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$1,714	$245	$217	$—	$2,171
Trade receivables	2,489	1,917	—	—	4,401
Inventories	67,618	3,370	177	—	71,165
Deferred income taxes	4,081	—	—	—	4,081
Prepaid expenses and other current assets	3,729	—	—	—	3,729

Total current assets	79,631	5,532	394	—	85,557
Property, Plant and Equipment, net	44,384	1,677	149	—	46,210
Assets Held for Sale	—	—	1,575	—	1,575
Other Assets	36,425	408	—	34,465	71,298
Investments in and advances to (from) affiliates	40,097	107,594	(2,240)	(145,451)	—

Total assets	$200,537	$115,211	$(122)	$(110,986)	$204,640

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Line of credit	$1,481	$—	$—	$—	$1,481
Current portion of long-term debt	402	—	—	—	402
Accounts payable	20,622	—	—	—	20,622
Accrued expenses and other current liabilities	23,102	61	(61)	4,103	27,210

Total current liabilities	45,612	61	(61)	4,103	49,715
Long-Term Debt	98,346	—	—	—	98,346
Accrued Dividends on Series A Preferred Stock	5,730	—	—	—	5,730
Deferred Rent	5,208	—	—	—	5,208
Series C cumulative redeemable preferred stock	19,377	—	—	—	19,377
Stockholders' Equity
Series A Preferred Stock	7,549	—	—	—	7,549
Common stockholders' equity	18,715	115,150	(61)	(115,089)	18,715

Total stockholders' equity	26,264	115,150	(61)	(115,089)	26,264

Total liabilities and stockholders' equity	$200,537	$115,211	$(122)	$(110,986)	$204,640

Mothers Work, Inc.
Condensed Consolidating Statement of Operations
For The Nine Months Ended June 30, 2002
(unaudited)
(in thousands)

	Mothers Work (Parent Company)	Guarantor Subsidiaries (U.S. Companies)	Non-Guarantor Subsidiaries (Foreign Companies)	Consolidating Eliminations	Mothers Work Consolidated
Net sales	$322,041	$57,531	$810	$(38,533)	$314,849
Cost of goods sold	142,416	17,405	380	—	160,201

Gross profit	179,625	40,126	430	(38,533)	181,648
Selling, general and administrative expenses	171,554	20,370	527	(38,533)	153,918

Operating income (loss)	8,071	19,756	(97)	(4,180)	27,730
Interest income (expense)	(10,350)	4,180	—	(4,180)	(10,350)
Equity in earnings (loss) of subsidiaries	10,790	—	—	(10,790)	—

Income (loss) before income taxes	8,511	23,936	(97)	(14,970)	17,388
Income tax provision (benefit)	(2,405)	8,905	(36)	—	6,464

Net income (loss)	10,916	15,031	(61)	(14,970)	10,916
Dividends on preferred stock	2,294	—	—	—	2,294

Net income (loss) available to common stockholders	$8,622	$15,031	$(61)	$(14,970)	$8,622

Mothers Work, Inc.
Condensed Consolidating Cash Flow Statement
For The Nine Months Ended June 30, 2002
(unaudited)
(in thousands)

	Mothers Work (Parent Company)	Guarantor Subsidiaries (U.S. Companies)	Non-Guarantor Subsidiaries (Foreign Companies)	Consolidating Eliminations	Mothers Work Consolidated
Cash Flows from Operating Activities:
Net income (loss)	$10,916	$15,031	$(61)	$(14,970)	$10,916
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	7,004	209	—	—	7,213
Accretion of discount on Notes	6,532	—	—	—	6,532
Deferred taxes	375	—	—	—	375
Amortization of deferred financing costs	162	—	—	—	1626
Provision for deferred rent	353	—	—	—	353
Changes in assets and liabilities:
Decrease (increase) in—
Receivables	2,632	(1,917)	—	—	(715)
Inventories	(3,591)	11,684	—	—	8,093
Prepaid expenses and other assets	1,054	—	—	—	1,054
Intercompany balance	(10,057)	2,869	537	6,651	1,054
Increase (decrease) in—
Accounts payable, accrued expenses and other current liabilities	9,261	(11,250)	—	—	(1,989)

Net cash provided by (used in) operating activities	24,641	16,626	476	(8,319)	38,424

Cash Flows from Investing Activities:
Acquisition of iMaternity, net of cash acquired	—	(7,486)	(259)	8,319	574
Capital expenditures	(5,138)	—	—	—	(5,138)
Purchase of intangible assets	(128)	—	—	—	(128)

Net cash (used in) provided by investing activities	(5,266)	(7,486)	(259)	8,319	(4,692)

Cash Flows from Financing Activities:
Reduction of borrowings under line of credit	(30,748)	—	—	—	(30,748)
Increase in cash overdrafts repayment of long-term debt	(240)	—	—	—	(240)
Repayment of debt assumed in acquisition of iMaternity	—	(8,892)	—	—	(8,892)
Proceeds from exercise of options	2,027	—	—	—	2,027

Net cash used in financing activities	(28,022)	(8,892)	—	—	(36,914)

Net Increase (Decrease) in Cash and Cash Equivalents	(7,910)	248	217	—	(8,182)
Cash and Cash Equivalents, Beginning of Period	10,361	(3)	—	—	10,358

Cash and Cash Equivalents, End of Period	$2,451	$245	$217	$—	$2,176

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

        The following tables set forth certain operating data as a percentage of net sales and as a percentage change for the periods indicated:

	Percentage of Net Sales
					% Period to Period Increase (Decrease)
	Three Months Ended June 30,		Nine Months Ended June 30,
					Three Months Ended June 30, 2002 vs. 2001	Nine Months Ended June 30, 2002 vs. 2001
	2002	2001	2002	2001
Net sales	100.0%	100.0%	100.0%	100.0%	17.9%	15.6%
Cost of goods sold	44.5	47.8	46.9	50.2	9.7	7.9

Gross profit	55.5	52.2	53.1	49.8	25.5	23.4
Selling, general and administrative expenses	43.0	41.9	45.0	43.9	20.9	18.6

Operating income	12.5	10.3	8.1	5.9	44.1	59.5
Interest expense	2.7	3.5	3.0	3.8	(7.1)	(8.4)

Income before income taxes	9.8	6.8	5.1	2.1	70.0	185.5
Income tax provision	3.6	3.1	1.9	1.0	36.4	129.8

Net income	6.2%	3.7%	3.2%	1.1%	99.2	233.3

        The following table sets forth certain information concerning the number of Company stores and leased departments for the three months ended June 30:

	2002			2001
	Stores	Leased Departments	Total	Stores	Leased Departments	Total
Beginning of period	761	132	893	618	133	751
Opened	13	13	26	15	1	16
Closed	(21)	—	(21)	(2)	—	(2)

End of period	753	145	898	631	134	765

Three Months Ended June 30, 2002 and 2001

        Net Sales.    Our net sales for the third quarter of fiscal 2002 increased 17.9%, an $18.6 million increase, to $122.6 million from $104.0 million for the third quarter of fiscal 2001. Comparable store sales for the quarter ended June 30, 2002 increased by 4.1%, based on 718 locations, versus a comparable store sales decrease of 2.0% in the prior year, based on 638 locations. Comparable store sales were favorable despite the adverse impact on the quarter of the shift in the timing of Easter from April last year to March this year. The increase in sales resulted from the incremental revenues generated by the 133 net locations added since June 30, 2001, including the acquired iMaternity stores, the strong reception of our Spring product lines by our customers and the contribution of our quick response merchandise replenishment process.

        Gross Profit.    Our gross profit for the third quarter of fiscal 2002 increased 25.5%, a $13.8 million increase, to $68.0 million compared to $54.2 million for the third quarter of fiscal 2001, due to increased sales and improved gross margin compared to last year. Gross profit as a percentage of net sales for the third quarter of fiscal 2002 increased by 3.3 percentage points to 55.5% from 52.2% for the third quarter of fiscal 2001. The increase in gross margin versus last year primarily reflects the success of our product sourcing and inventory planning initiatives, which have enabled us to reduce our product costs.

        Selling, General and Administrative Expenses.    Our selling, general and administrative expenses for the third quarter of fiscal 2002 increased by 20.9%, a $9.1 million increase, to $52.7 million from $43.6 million for the third quarter of fiscal 2001. Compared to the third quarter of fiscal 2001, store wages and related benefit costs increased by $3.8 million and store rent and related expenses increased by $3.6 million, primarily resulting from the stores added from the acquisition of iMaternity as well as our own store openings since the third quarter of fiscal 2001. As a percentage of net sales, operating expenses increased to 43.0% for the third quarter of fiscal 2002 compared to 41.9% for the third quarter of fiscal 2001, primarily reflecting higher store operating expenses as a percent of net sales, partially offset by the elimination of goodwill amortization in fiscal 2002.

        Operating Income.    Our operating income increased by $4.7 million, a 44.1% increase, to $15.4 million for the third quarter of fiscal 2002 compared to $10.7 million for the third quarter of fiscal 2001, due to the higher sales volume and improved gross margin, partially offset by higher operating expenses. Operating income as a percentage of net sales for the three months ended June 30, 2002 increased to 12.5% from 10.3% of net sales in the comparable period of fiscal 2001. The increase in operating income as a percentage of net sales is due to the improved gross margin.

        Interest Expense.    Our interest expense decreased by $0.3 million for the third quarter of fiscal 2002 compared to the same period in fiscal 2001. We reduced our average borrowings under the credit facility by $10.4 million to $10.8 million for the quarter ended June 30, 2002, from $21.2 million for the quarter ended June 30, 2001. The effective interest rate on our borrowings under the credit facility decreased to 4.5% for the third quarter of fiscal 2002 from 7.0% for the third quarter of fiscal 2001, reflecting the decrease in the prime and LIBOR interest rates since the third quarter of fiscal 2001.

        Income Taxes.    Our effective income tax rate was a provision of 37.2% for the third quarter of fiscal 2002 compared to 46.4% in the third quarter of fiscal 2001. The change in the effective income tax rate was primarily due to the discontinuation of goodwill amortization in fiscal 2002.

Nine Months Ended June 30, 2002 and 2001

        Net Sales.    Our net sales for the first nine months of fiscal 2002 increased 15.6%, a $46.2 million increase, to $341.8 million from $295.7 million for the first nine months of fiscal 2001. Comparable store sales for the nine months ended June 30, 2002 increased by 1.0%, based on 665 locations, versus a decrease of 1.0% based on 607 locations for the nine months ended June 30, 2001. The increase in sales resulted primarily from the incremental revenues generated by the new store locations opened in the last twelve months, including the acquired iMaternity stores.

        Gross Profit.    Our gross profit for the first nine months of fiscal 2002 increased 23.4%, a $34.5 million increase, to $181.6 million compared to $147.2 million for the first nine months of fiscal 2001, due to increased sales and improved gross margin compared to last year. Gross profit as a percentage of net sales for the first nine months of fiscal 2002 increased by 3.3 percentage points to 53.1% from 49.8% in the comparable period of fiscal 2001. The improvement in gross margin versus last year primarily reflects the success of our product sourcing and inventory planning initiatives, which have enabled us to reduce our product costs.

        Selling, General and Administrative Expenses.    Our selling, general and administrative expenses for the first nine months of fiscal 2002 increased by 18.6%, a $24.1 million increase, to $153.9 million from $129.8 million for the first nine months of fiscal 2001. Compared to the first nine months of fiscal 2001, store wages and related benefit costs increased by $9.1 million and store rent and related expenses increased by $10.4 million, primarily resulting from the stores added from the acquisition of iMaternity as well as our own store openings since the third quarter of fiscal 2001. As a percentage of net sales, operating expenses increased to 45.0% for the fiscal 2002 period compared to 43.9% for the fiscal 2001 period, primarily reflecting higher store operating expenses as a percent of net sales, partially offset by the elimination of goodwill amortization in fiscal 2002.

        Operating Income.    Our operating income increased by $10.3 million, a 59.5% increase, to $27.7 million in the first nine months of fiscal 2002 compared to $17.4 million in the first nine months of fiscal 2001, due to the higher sales volume and improved gross margin, partially offset by higher operating expenses. Operating income as a percentage of net sales for the first nine months of fiscal 2002 increased to 8.1% from 5.9% in the comparable period of fiscal 2001 primarily due to the improved gross margin.

        Interest Expense.    Our interest expense decreased by $0.9 million for the first nine months of fiscal 2002 compared to the same period in fiscal 2001. The Company reduced its average borrowings under the credit facility by $4.8 million to $22.3 million for the nine months ended June 30, 2002 from $27.1 million for the nine months ended June 30, 2001. The effective interest rate on borrowings under the credit facility decreased to 4.5% for the first nine months of fiscal 2002 from 8.2% for the first nine months of fiscal 2001, reflecting the decrease in the prime and LIBOR interest rates since the beginning of fiscal 2001.

        Income Taxes.    Our effective income tax rate was a provision of 37.2% for the first nine months of fiscal 2002 compared to 46.2% for the first nine months of fiscal 2001. The change in the effective income tax rate was primarily due to the discontinuation of goodwill amortization in fiscal 2002.

Seasonality

        Our business, like that of certain other retailers, is seasonal. A significant portion of our net sales and profits are typically realized during the first and third fiscal quarters, corresponding to the holidayand Spring selling seasons. Results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. Quarterly results may fluctuate materially depending upon, among other things, the timing of new store openings, net sales and profitability contributed by new stores, increases or decreases in comparable store sales, adverse weather conditions, shifts in the timing of certain holidays and promotions, and changes in our merchandise mix.

Liquidity and Capital Resources

        Our cash needs have primarily been for (i) debt service on our existing senior notes and our credit facility and (ii) capital expenditures, including furniture, new store build outs, inventories to support additional locations and leasehold improvements, and equipment for our stores and corporate headquarters. We have historically financed these capital requirements from cash flows from operations and borrowings under our credit facility.

        Cash flows from operations increased by $12.1 million, to $33.4 million, for the first nine months of fiscal 2002, from $21.3 million for the first nine months of fiscal 2001. This increase was primarily the result of increased net income and increased cash generated by the reduction of inventory levels compared to the first nine months of fiscal 2001. During the first nine months of fiscal 2002, we utilized our cash flow from operations primarily to reduce our borrowings under the credit facility by $30.7 million, from $32.2 million at September 30, 2001, to $1.5 million at June 30, 2002. In addition, during the first nine months of fiscal 2002, and immediately following the October 17, 2001 acquisition of iMaternity, we repaid approximately $8.9 million of debt assumed in the iMaternity acquisition with excess cash balances as of the acquisition date.

        For the first nine months of fiscal 2002, we spent approximately $5.0 million on furniture, fixtures and leasehold improvements for new store facilities and improvements to existing stores and

$0.1 million for corporate facility additions and other assets. In comparison, we spent $8.1 million on capital expenditures for the first nine months of fiscal 2001. The reduction in capital expenditures primarily reflects a reduction in our net build out costs per new store.

        We have a $60.0 million credit facility, which includes a $56.0 million borrowing base revolving line of credit and approximately $4 million to support a special purpose letter of credit facility. In October 2001, the credit facility was amended and restated primarily to increase the collateral base to include the assets acquired in our purchase of iMaternity. The credit facility had been amended and restated in April 2000 to increase borrowings to the current level from $44.0 million, to raise the annual capital expenditure limitation and to extend the maturity of the facility until September 15, 2004. Interest on borrowings outstanding is currently based on the lender's prime rate or, at our election, an alternative rate of LIBOR plus 200 basis points for all or part of the direct borrowings outstanding. The blended rate for all borrowings under the credit facility at June 30, 2002 was approximately 4.75%. Amounts available for direct borrowings, net of letters of credit outstanding, are limited to the lesser of (a) the unused portion of the credit facility or (b) the aggregate adjusted availability, as defined in the agreement, as a percentage of eligible inventory and receivables. The credit facility is secured by a security interest in our inventory, equipment, fixtures and cash. There are no financial covenant requirements in the agreement unless the aggregate adjusted availability falls below $10.0 million. In such event, we would have to achieve minimum cash flow, as defined in the agreement, of not less than zero. During the first nine months of fiscal 2002 and 2001, we exceeded the aggregate adjusted availability minimum. As of June 30, 2002, outstanding borrowings under the credit facility consisted of $1.5 million in direct borrowings and $3.1 million in letters of credit with available borrowings of $46.3 million, compared to $14.9 million of direct borrowings and $3.7 million in letters of credit with available borrowings of $29.8 million as of June 30, 2001. In addition to the direct borrowings, we have an outstanding $3.4 million standby letter of credit to collateralize an outstanding industrial revenue bond and a $1.0 million letter of credit to collateralize a government mortgage note.

        On August 5, 2002, the Company entered into an amendment of the credit facility. The amendment, among other things, modifies the covenants to increase the annual capital expenditures limit to $30.0 million and permits acquisitions, capital stock repurchases and early redemptions of senior notes within specified limits. The amendment added an unused facility fee of 10 basis points per annum.

Debt and Equity Offerings

        On August 5, 2002, the Company closed two public offerings, one of which was the offering of $125.0 million of 11 1/4% Senior Notes due 2010, and the other of which was the offering of 1,100,000 shares of common stock, including 100,000 shares sold by selling stockholders, at $27.00 per share, before underwriting discounts and commissions. The Company received net proceeds from these offerings of approximately $144.2 million. The Company plans to use the net proceeds of these offerings (i) to repay the existing 12 5/8% senior notes, plus accrued and unpaid interest; (ii) to repay the subordinated notes issued to former holders of shares of Series A Preferred Stock in lieu of accrued and unpaid dividends; (iii) to pay all accrued and unpaid dividends on the outstanding shares of Series A Preferred Stock and Series C Preferred Stock; (iv) to redeem all of the outstanding shares of Series A Preferred Stock and to purchase, through an offer to purchase, all of the outstanding shares of Series C Preferred Stock; (v) to repay the outstanding borrowings under the credit facility and (vi) for general corporate purposes. In conjunction with the offering, certain selling stockholders exercised options which resulted in additional cash proceeds of approximately $0.6 million.

        As previously disclosed, in connection with the debt and equity offerings and the use of the net proceeds of such offerings, we expect to incur certain one-time charges in the fourth quarter of fiscal 2002, which relate to the early repayment of our existing senior notes and the planned purchase of our Series C Preferred Stock, of approximately $3.0 million, including approximately $2.6 million of non-cash charges, which will reduce earnings per common share (diluted) by approximately $0.70 for fiscal 2002.

        Management believes that its current cash and working capital positions, expected operating cash flows as well as available borrowing capacity under the credit facility will be sufficient to fund our working capital and debt repayment requirements for the foreseeable future.

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

        Our significant accounting policies are described in Note 1 to our consolidated financial statements included in the Form 10-K, as amended, as of and for the year ended September 30, 2001 for Mothers Work, Inc. and subsidiary as filed with the Securities and Exchange Commission. We believe that the following discussion addresses our critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management's most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

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

        In assessing potential impairment of these assets, we will periodically evaluate the historical and forecasted operating results and cash flows on a store-by-store basis. Newly opened stores may take time to generate positive operating and cash flow results. Factors such as store type (i.e., company-owned store or leased department), store concept (i.e., Motherhood Maternity, A Pea in the Pod, Mimi Maternity, or Motherhood Maternity Outlet), store location (e.g., urban area versus suburb), current marketplace awareness of our brands, local customer demographic data and current fashion trends are all considered in determining the time frame required for a store to achieve positive financial results. If economic conditions are substantially different from our expectations, the carrying value of certain of our long-lived assets may become impaired.

        Goodwill.    Our goodwill represents the excess of the cost over the fair value of net assets acquired in business combinations and is separately disclosed as "Goodwill" in our consolidated balance sheets. In June 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, (SFAS No. 142), "Goodwill and Other Intangible Assets." SFAS No. 142

requires that goodwill no longer be amortized, but instead be tested for impairment at least annually or as impairment indicators arise. Prior to adoption of SFAS No. 142 on October 1, 2001, we amortized goodwill using the straight-line method over a period of 20 years.

        In assessing potential impairment, we determined that there was only one reporting unit for purposes of applying SFAS No. 142 based on the Company's reporting structure. The fair value of our single reporting unit is determined based on the fair market value of our outstanding common stock on a control basis. If any significant unanticipated change in the fair value of our outstanding common stock on a control basis occurs, the carrying value of the goodwill may become impaired.

        Accounting for Income Taxes.    As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciation of property and equipment and valuation of inventories, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income. Actual results could differ from this assessment if adequate taxable income is not generated in future periods. To the extent we believe that recovery is not more likely than not, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase the allowances in a period, we must include an expense within the tax provision in the consolidated statement of operations.

        We have a valuation allowance of approximately $1.9 million as of June 30, 2002, due to uncertainties related to our ability to utilize the net operating loss carryforwards of the acquired iMaternity business. In the future, if enough evidence of our ability to utilize the net operating loss carryforwards becomes apparent, we would be required to reverse our valuation allowance, resulting in a decrease in goodwill recorded in connection with our acquisition of iMaternity. On a quarterly basis, management evaluates and assesses the realizability of its deferred tax assets and adjusts the valuation allowance if required.

        Accounting for Contingencies.    From time to time, we are named as a defendant in legal actions arising from our normal business activities. The Company accounts for contingencies such as these in accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies." SFAS No. 5 requires us to record an estimated loss contingency when information prior to issuance of our financial statements indicates that it is probable that an asset has been impacted or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accounting for contingencies arising from contractual or legal proceedings requires Company management to use its best judgment when estimating an accrual related to such contingencies. As additional information becomes known, our accrual for a loss contingency could fluctuate, thereby creating variability in our results of operations from period to period. Likewise, an actual loss arising from a loss contingency which significantly exceeds the amount accrued for in our financial statements could have a material adverse impact on our operating results for the period in which such actual loss becomes known.

Safe Harbor Statements Under the Private Securities Litigation Reform Act of 1995

        The Company cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this report on Form 10-Q or made from time to time by management of the Company, including statements regarding planned and expected sales and comparable store sales increases, gross margin and operating income margin improvement, financings and results of operations and earnings goals, involve risks and uncertainties, and are subject to change based on various important factors. The following factors, among others, in some cases have affected and in the future could affect the Company's financial performance and actual results and could cause actual results to differ materially from those expressed or implied in any such forward-looking statements: changes in consumer spending patterns, raw material price increases, consumer preferences and overall economic conditions, the impact of competition and pricing, availability of suitable store locations, continued availability of capital and financing, ability to hire and develop senior management and sales associates, ability to develop and source merchandise, and other factors set forth in the Company's filings with the Securities and Exchange Commission, or in materials incorporated therein by reference.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market rates. The range of changes chosen reflects our view of changes that are reasonably possible over a one-year period. Our financial instruments consist principally of our debt portfolio. The market value of the debt portfolio is referred to below as the "debt value." The Company believes that the market risk exposure on other financial instruments is immaterial.

        At June 30, 2002, the principal components of our debt portfolio are the $92 million of Senior Unsecured Exchange Notes due 2005 (the "Senior Notes") and the $56.0 million credit facility, both of which are denominated in US dollars. The Senior Notes bear interest at a fixed rated of 12 5/8%, and the credit facility bears interest at a variable rate, which, at June 30, 2002, was approximately 4.75%. While a change in interest rates would not affect the interest incurred or cash flow related to the fixed portion of the debt portfolio, the debt value would be affected. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the value of the financial instrument.

        The sensitivity analysis as it relates to the fixed portion of our debt portfolio assumes an instantaneous 100 basis point move in interest rates from their levels at June 30, 2002 with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the value of the debt by $0.7 million at June 30, 2002. Conversely, a 100 basis point decline in market interest rates would cause the debt value to increase by $0.7 million at June 30, 2002.

        Based on the variable rate debt included in our debt portfolio at June 30, 2002, a 100 basis point increase in interest rates would result in an additional $0.01 million of interest incurred for the nine months ended June 30, 2002. A 100 basis point decrease would correspondingly lower interest expense for the nine months ended June 30, 2002 by $0.01 million.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        On October 17, 2001, the Company acquired iMaternity, a maternity apparel retailer. As previously disclosed, following the closing of the iMaternity acquisition, iMaternity vendors made claims for amounts owed by iMaternity that had not been disclosed to the Company by the sellers prior to the closing. If the Company has liability for these undisclosed amounts, it has the right to seek indemnification from the sellers.

        On August 6, 2002, the Company entered into a settlement and release agreement with the sellers to resolve these issues. Under the agreement, the Company and the sellers have mutually released each other from all claims relating to the accounts payable of the iMaternity business prior to the closing. Certain obligations of the Company and the iMaternity subsidiaries owed to the sellers in the amount of $0.5 million, which arose prior to or in connection with the acquisition, have been terminated. The Company has purchased all outstanding shares of the Series C Preferred Stock held by the sellers for $20.9 million, as well as 50,000 warrants issued to certain of the sellers for $0.2 million. The Company may elect to purchase up to an additional 75,000 warrants from certain other sellers, with the amount eligible to be purchased being determined by a formula that is based on whether the underwriters of the offering of 1,100,000 shares of the Company's common stock, which occurred on July 31, 2002 and closed on August 5, 2002, exercise their 30-day over-allotment option to purchase at least 50% of the shares available under such option.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

Exhibit No.	Description
4.11	Indenture dated as of August 5, 2002, among Mothers Work, Inc. and Cave Springs, Inc., eSpecialty Brands, LLC, Dan Howard Industries, Inc., and Mother's Stores, Inc., as guarantors, and J.P. Morgan Trust Company, National Association, a national banking association, as Trustee.
10.20
Second Amendment to Loan and Security Agreement dated August 5, 2002, by Mothers Work, Inc., Cave Springs, Inc., eSpecialty Brands, LLC, Mother's Stores, Inc. and Dan Howard Industries, Inc. and Fleet Capital Corporation.
99.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of the Senior Vice President—Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
  (b)
  Reports on Form 8-K.

          The Company filed the following reports on Form 8-K during the quarter ended June 30, 2002:

            (i)  On June 5, 2002, the Company filed a Form 8-K to report, pursuant to Item 5, that on June 4, 2002, the Company amended the Amended and Restated Rights Agreement dated as of March 17, 1997, as amended, between the Company and StockTrans, Inc. primarily to increase the number of shares of Common Stock that may be beneficially owned by a particular stockholder, provided that such stockholder shall will cease to be an Exempt Person if it, individually or together with its Affiliates or Associates, acquires additional shares resulting in aggregate beneficial ownership of Common Stock which exceeds the aggregate number of shares of Common Stock held by such group on the close of business on June 3, 2002.

          (ii)  On June 6, 2002, the Company filed a Form 8-K to report, pursuant to Item 4, that on June 4, 2002, the Company dismissed Arthur Andersen LLP ("Arthur Andersen") as its independent public accountants. On June 6, 2002, the Company engaged KPMG LLP ("KPMG") to serve as the Company's independent public accountants for the fiscal year 2002. The appointment of KPMG was effective immediately. The decision by the Board of Directors to replace Arthur Andersen with KPMG was based on the recommendation of the Company's Audit Committee and approved by the Board of Directors.

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOTHERS WORK, INC.
Date: August 14, 2002	By:	/s/ DAN W. MATHIAS Dan W. Matthias Chief Executive Officer and Chairman of the Board
Date: August 14, 2002	By:	/s/ EDWARD M. KRELL Edward M. Krell Sr. Vice President— Chief Financial Officer

QuickLinks

INDEX
  PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
MOTHERS WORK, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share amounts)
MOTHERS WORK, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts) (unaudited)
MOTHERS WORK, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)
MOTHERS WORK, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2002 (unaudited)
Mothers Work, Inc. Condensed Consolidating Balance Sheet June 30, 2002 (unaudited) (in thousands)
Mothers Work, Inc. Condensed Consolidating Statement of Operations For The Nine Months Ended June 30, 2002 (unaudited) (in thousands)
Mothers Work, Inc. Condensed Consolidating Cash Flow Statement For The Nine Months Ended June 30, 2002 (unaudited) (in thousands)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 6. Exhibits and Reports on Form 8-K
  Signatures