Form 10-K
period 2002-09-30
MOTHERS WORK INC
filed 2002-12-31
CIK 896985

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2002
or
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
(215) 873-2200 Registrant's telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
None	N/A
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.01 per share Series B Junior Participating Preferred Stock Purchase Rights (Title of class)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒ .

        The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of March 28, 2002, the last business day of the registrant's most recently completed second fiscal quarter, was $49,598,879.

        On December 20, 2002, there were 5,265,348 shares of the Registrant's common stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Stockholders scheduled to be held on February 7, 2003 are incorporated by reference into Part III of this Form 10-K.

Part I.

Item 1. Business

General

        We are the leading designer and retailer of maternity apparel in the United States with 909 stores in all 50 states, Puerto Rico and Canada. We operate our stores under the Motherhood Maternity® ("Motherhood"), Mimi Maternity® ("Mimi") and A Pea in the Pod® brands and also sell our merchandise on the Internet at our MaternityMall.com™ and brand-specific websites. In a high-service store environment, our strategy is to fulfill all of an expectant mother's clothing needs, including casual and career wear, formal attire, underwear and outerwear. We use a vertically integrated business model to ensure that we offer the broadest assortment of in-stock, fashionable merchandise. Our three retail brands collectively target all of the price segments in maternity apparel, ranging from Motherhood at value prices to A Pea in the Pod at luxury prices. Our stores include 146 leased departments, primarily Motherhood-branded, within department and specialty stores. We have achieved 12.9% compounded annual sales growth over the past five years, resulting in sales of $453.2 million for the fiscal year ended September 30, 2002. We plan to open approximately 100 new stores in fiscal 2003, net of store closings, primarily under the Motherhood Maternity brand and, to a lesser extent, the Mimi Maternity brand.

        Mothers Work was founded by Dan and Rebecca Matthias in 1982 as a mail order maternity apparel catalog. We began operating retail stores in 1985 and completed our initial public offering in 1993. We acquired Motherhood and A Pea in the Pod in 1995 and eSpecialty Brands, LLC ("iMaternity") in October 2001 to increase our industry presence, address multiple price points in maternity apparel and improve operating productivity. Since the acquisitions of Motherhood and A Pea in the Pod, we have developed and grown these brands along with our Mimi brand. In connection with each of our acquisitions, we have consolidated some overlapping locations and closed under-performing stores, resulting in increased sales per square foot and better absorption of store overhead.

Retail Concepts

        Motherhood.    Motherhood serves the value-priced portion of the maternity apparel industry with the greatest number of customers and is our largest chain, with 616 stores as of September 30, 2002. Motherhood is positioned with everyday low prices, broad assortment, fashion and quality. We believe that the Motherhood customer shops at moderate-priced department stores and discount stores when she is not expecting. Motherhood stores average approximately 1,500 square feet and are located primarily in enclosed malls, strip and power centers and central city business districts. Motherhood stores include 92 outlet locations that carry predominantly Motherhood-branded product, as well as some closeout merchandise. In addition, as of September 30, 2002, we operate 132 Motherhood leased departments in department and specialty stores such as Macy's, Rich's, Lazarus and Babies "R" Us. Between 1998 and 2000, we successfully broadened Motherhood's customer base by lowering price points approximately 40% to 45%. This new price position significantly expanded the brand's target market, increased revenues per store and increased unit volumes. We opened 93 new Motherhood stores and outlets in fiscal 2002, net of store closings. The Motherhood stores opened in fiscal 2002 include 58 conversions from acquired iMaternity locations. We currently have 10 Motherhood stores in Canada, of which 2 were opened after September 30, 2002, and believe that we can open additional stores in Canada, as well as in other international locations. We may also have the opportunity to grow the number of our Motherhood leased departments in the United States.

        Mimi.    As of September 30, 2002, we had 104 Mimi stores that serve the middle market price segment of the maternity apparel industry. The brand is positioned as young, contemporary, fun and affordable. We believe that the Mimi customer shops at department stores and specialty apparel chains when she is not expecting. Mimi stores average approximately 1,600 square feet and are located primarily in regional malls, lifestyle centers and central business districts. The stores carry Mimi-branded product, as well as a small selection of maternity merchandise developed by contemporary vendors exclusively for Mimi. We opened 30 Mimi stores in fiscal 2002, excluding leased departments and net of store closings. The Mimi stores opened in fiscal 2002 include 20 conversions from acquired iMaternity locations. As of September 30, 2002, we also operate 13 Mimi leased departments in Marshall Field's and Bloomingdale's. In the first quarter of fiscal 2003, one Mimi store was opened in Canada. Mimi was historically price positioned just below A Pea in the Pod. When Motherhood's prices were lowered, there was an opportunity for Mimi to broaden its customer base by including lower price points. Mimi was, therefore, recently repositioned and its merchandise price points now range from just above Motherhood to the lower end of A Pea in the Pod. This repositioning has resulted in an expansion of Mimi's target market, and we believe that we now have the opportunity to significantly increase the number of Mimi stores over time.

        A Pea in the Pod.    A Pea in the Pod is the premier maternity brand in the United States. The brand is positioned as exclusive, designer and aspirational. As of September 30, 2002, our 43 A Pea in the Pod stores average approximately 2,300 square feet and are located in the most upscale venues, including Madison Avenue, Oak Street, Beverly Hills, South Coast Plaza and Bal Harbour. We also operate one A Pea in the Pod leased department in the Macy's flagship store in Herald Square in New York City. In addition to offering A Pea in the Pod and Mimi brands, we seek out designer and contemporary manufacturers and help them develop maternity versions of their styles exclusively for our A Pea in the Pod stores. Publicity, including celebrities wearing our clothes, is an important part of the marketing and positioning of the brand. As scarcity is part of the concept's luxury image, we have chosen to further develop the brand primarily by optimizing our customers' in-store experience rather than by opening new stores. We therefore continuously upgrade the quality of the locations, our store designs, the product styling and our publicity to enhance our brand image.

Our Competitive Strengths

        We are the leader in maternity apparel.    We are the only nationwide chain of maternity specialty stores in the United States and believe that our brands are the most recognized in maternity apparel. We have established a broad distribution network, with stores in a wide range of geographic areas and retailing venues. In addition, we have a leading position at every price point of maternity apparel through our three distinct brands. Our leadership position enables us to gain a unique understanding of the needs of our maternity customers, as well as keep abreast of fashion and product developments. We enhance our leadership position, increase market penetration and further build our brands by operating leased departments in department and baby specialty stores.

        We offer a wide product assortment.    A primary consideration for expectant mothers shopping for maternity clothes is product assortment, as pregnant women need to replace almost their entire wardrobe. We believe that we offer the widest selection of merchandise in the maternity apparel industry. We also offer product for multiple seasons, as pregnant women's clothing needs vary depending on their due date. Our ability to offer a broad assortment of product is due, in large part, to our vertically integrated business model, which includes our extensive in-house design and contract manufacturing capabilities, as well as our rapid inventory replenishment system.

        We are vertically integrated.    We design, contract manufacture and distribute approximately 90% of our merchandise. We believe that vertical integration enables us to offer the widest product selection in maternity apparel, to respond quickly to fashion trends and to ensure industry-leading in-stock levels. We combine our in-house design expertise, domestic and international sourcing capabilities, a rapid inventory replenishment process and extensive proprietary systems to enhance operational and financial results.

        We utilize a rapid inventory replenishment system.    Since maternity apparel is a niche industry, store profitability is optimized in smaller store formats. We are able to profitably offer a wide selection of merchandise in stores averaging approximately 1,600 square feet due, in large part, to our rapid inventory replenishment system. Our proprietary system enables us to offer more than 3,000 stock keeping units, or SKUs, per store without dedicating retail space to storage. We coordinate the rapid replenishment of inventory for all of our stores through our distribution center, which sends individually tailored selections to specific store locations between two and six times per week.

        We have proprietary systems that support our business.    In order to support our vertically integrated business model, we have developed a fully integrated, proprietary enterprise resource planning (ERP) system. This system includes point-of-sale (POS) systems, our TrendTrack™ merchandise analysis and planning system, our materials requirement planning (MRP) system and our web-based, global sourcing and logistics systems. These systems also support our automated picking and sorting systems and other aspects of our logistics infrastructure. We believe that our proprietary systems are critical to our competitive strengths of offering a broad product assortment, responding quickly to fashion trends, helping to reduce manufacturing costs and rapidly replenishing inventory in our stores.

        We are able to obtain prime real estate locations.    We believe that we are able to obtain attractive real estate locations due to the brand awareness of our concepts, our multiple price point approach and our sought after maternity customer. We are the only maternity apparel retailer to provide mall operators with the ability to choose from three differently priced concepts, depending on the mall's target demographics. We are also able to provide multiple stores for malls that want to offer their maternity customers a range of price alternatives. In addition, in the case of multi-mall operators, we have the flexibility to supply packages of stores in multiple malls. As a result, we have been able to locate stores in many of what we believe are the most desirable shopping malls in the country and are able to obtain attractive locations within these malls.

        We have a highly experienced management team.    Dan Matthias, Chairman and Chief Executive Officer, and Rebecca Matthias, President and Chief Operating Officer, founded the company 20 years ago and are leaders in maternity apparel retailing. In recent years, we have added to our management team and have a management team with significant experience in all aspects of the retail and apparel business.

The Maternity Apparel Industry

        We are unaware of any data on the size of the maternity apparel industry. However, based on our own analysis, we believe there are approximately $1.2 billion of maternity clothes sold each year in the United States. In addition, we believe that there is an opportunity to grow the market by selling maternity clothes to pregnant women who currently purchase loose-fitting or larger-sized non-maternity clothing as a substitute for maternity wear. We also believe that the market can grow by reducing the amount of "hand-me-down" and "borrowing" associated with maternity apparel. This opportunity is particularly relevant in the value-priced segment where low-priced, fashionable apparel could provide an economical alternative to secondhand maternity wear. Further, we believe that the demand for maternity apparel is relatively stable when compared to non-maternity apparel. Expectant mothers continue to need to replace their clothes and the current rate of approximately four million U.S. births per year has remained stable over the last decade. We believe that maternity apparel is also less fashion sensitive than specialty apparel in general, as demand is driven by the need to replace wardrobe basics as opposed to current fashion trends.

Brands

        We operate our maternity stores under three concepts offering a full range of casual and career wear, formal attire, underwear and outerwear. We have positioned our three brands to target the entire spectrum of pregnant women, serving a smaller customer base at the highest price points and broadening the market as the price points are reduced. The following table sets forth certain information regarding our portfolio of stores as of September 30, 2002, including each store concept's target location, brand positioning, price range for dresses and average store size:

Brand	Description of Target Location	Brand Positioning	Dress Price Range	Average Store Size (square feet)
Motherhood	Moderate regional malls and department stores	Broad assortment, fashion, quality and everyday low price	$17-$69	1,500
Mimi	Mid-priced regional malls and lifestyle centers	Young, contemporary, fun and affordable	$40-$168	1,600
A Pea in the Pod	Exclusive, high-end regional malls and affluent residential areas	Exclusive, designer and aspirational	$150-$450	2,300

        Major regional malls with several department stores and a wide range of price points may be able to accommodate more than one maternity store. We have the ability to address multiple price alternatives at a given mall, with Motherhood as our value-oriented brand, Mimi as our mid-priced brand and A Pea in the Pod as our luxury brand. As of September 30, 2002, we had at least two of our store concepts in 63 major regional malls.

Internet Operations

        We believe that many pregnant women turn to the Internet for maternity-related information and products, including on-line purchases of maternity clothes. Our websites are therefore important for educating existing and potential customers about our brands and driving traffic to our stores. Our websites profitably sell merchandise and provide store location information. Each of our concepts has its own dedicated website that is reached primarily through the brand name, for example Motherhood.com. Our content site and portal, MaternityMall.com, is another likely way for a consumer to reach one of our brand-specific websites. In addition to providing links to all of our websites, MaternityMall.com contains maternity advice and information, related baby product information and editorial content. We also operate the iMaternity.com website, which is currently featured on iVillage.com and sells Motherhood merchandise. The replenishment capabilities of our distribution center and stores enable us to incorporate Internet fulfillment into our existing operations.

Brand-Specific Operations Teams

        To obtain maximum efficiencies, we are organized primarily along functional lines, such as merchandising, store operations, design and production. Since our business consists of three separate brands requiring decisions on a brand-specific basis, we have recently built teams by brand where the functional leaders for each brand work together. Each brand team is led by the head merchant, except for Motherhood which is led by the division president, and includes the director of stores for that brand, the head designer, the head planner and the key production manager. These teams also include visual, fabric purchasing and other necessary professionals. All senior members of each brand team are eligible for a bonus based on the cash flow target for that brand.

Store Operations

        Typically, the maternity customer, especially the first-time mother, seeks more advice and assistance than the typical non-maternity customer. Therefore, we aim to employ skilled, motivated sales associates who are trained to provide the high level of service and reassurance needed by our customers. We attempt to provide a boutique level of attentive service that differentiates us from our competitors, particularly so from moderate and discount stores. Our centralized merchandising and store operations also enable our store associates to focus primarily on selling and maintaining the appearance of the stores. In addition, visual merchants coordinate with the merchandising department to develop space allocation plans, design store display windows and define and enhance the product presentation.

        Each of our three store brands has a director of stores. At Motherhood and Mimi, the management reporting chain consists of regional managers, district managers and store managers. At A Pea in the Pod, due to its smaller number of stores, the district managers report to the director of stores. Our store, district and regional managers are eligible to receive incentive-based compensation related to store-level performance.

Merchandising, Design and Inventory Planning

        Merchandising.    We strive to maintain an appropriate balance between new merchandise and proven styles, as well as between basic and fashion items. Our merchandising decisions are based on current fashion trends, as well as input from our designers and outside vendors. This information is used in conjunction with the item-specific sales data provided by our proprietary merchandising and replenishment system. Each brand has its own team of merchants, designers and planners. These teams are led by the head merchant of the brand, except for Motherhood, which is led by the division president. The head merchants and the President of Motherhood report to the Executive Vice President-General Merchandise Manager.

        Design.    Our design department creates and produces samples and patterns for our manufactured products under the guidance of the merchandising department. This capability differentiates us from many of our competitors, who source their products from a limited number of maternity wear vendors. The design of our products begins with a review of European and New York runway trends, current non-maternity retail trends, fashion reporting service slides and fabric samples. The designers review our best selling items from prior seasons and integrate current fashion ideas from the non-maternity apparel segment.

        Inventory Planning and Allocation.    Our planning and allocation department is responsible for planning future inventory purchases and markdowns, as well as targeting overall inventory levels and turnover. We establish target inventories for each store using our inventory planning system with the goals of optimizing our merchandise assortment and turnover, maintaining adequate depth of merchandise by style and managing closeout and end-of-season merchandise consolidation. Our proprietary capabilities enable us to continually monitor and respond more quickly to consumer demand and are integral to our inventory management program. These capabilities are facilitated by our TrendTrack system, which provides daily product sell-through data and merchandising information.

Production and Distribution

        We design and manage the production for approximately 90% of our merchandise. We contract our sewing to factories throughout the world, including domestic facilities, and we continue to seek additional contractors for our sourcing needs. No individual contractor represents a material portion of our sewing. A majority of our merchandise is purchased "full package," as finished products made to our specifications, typically utilizing our patterns, markers and designs. Fabric, trim and other supplies are obtained from a variety of sources. As we have expanded our stores and increased volumes, we have been able to reduce our product costs, thereby increasing gross margins.

        Our production and quality assurance personnel monitor production at contractor facilities in the United States and work with our agents abroad to ensure quality control, compliance with our design specifications and timely delivery of finished goods. This quality control effort is enhanced by our worldwide Internet-based contracting and logistics systems, which include advanced features such as measurement specifications and digital photography. We also use an established, recognized third party to monitor working conditions at our contractors' facilities on a worldwide basis.

        Finished garments from contractors and other manufacturers are received at our distribution facility in Philadelphia, Pennsylvania, where they are inspected using statistical sampling methods and stored for picking. Our distribution facility utilizes the latest fulfillment technology to serve as a replenishment center, as opposed to solely a distribution center. The facility sends an individually tailored selection from our approximately 25,000 SKUs to our store locations two to six times per week. Store replenishment decisions are made automatically based upon target inventories established by the allocation department and individual store sales data. Shipments from the distribution facility use several automated systems, including our pick-to-light system for flat-packed goods and our hanging garment sortation system, which speed deliveries and reduce costs.

        Shipments to stores are tracked by our proprietary delivery tracking software. Freight routed through zone-skipping, over-the-road carriers running 24 hours per day and delivered locally by a variety of local carriers is supplemented by a small percentage of second-day air, providing one to three-day delivery to our store locations.

Management Information and Control Systems

        We believe that our proprietary systems are instrumental to our ability to offer the broadest assortment of maternity merchandise and accomplish rapid replenishment of inventory. We continuously develop, maintain and upgrade our systems and currently employ an in-house team of programmers. Our stores have point-of-sale terminals that provide information used in our customized TrendTrack merchandise analysis and planning system. This system provides daily financial and merchandising information that is integral to monitoring trends and making merchandising decisions. The TrendTrack system has numerous features designed to integrate our retail operations with our design, manufacturing and financial functions. These features include custom merchandise profiles for each store, rapid inventory replenishment, item-tracking providing daily updated selling information for every style, classification open-to-buy and inventory control, as well as the daily collection of credit card sales data.

        As part of our proprietary ERP system, we employ a comprehensive MRP system to manage our production inventories, documentation, work orders and scheduling. This system provides a perpetual inventory of raw materials, actual job costing, scheduling and bill of materials capabilities. The foundation of our ERP system is a perpetual inventory of finished goods by location across all of our retail stores, which interfaces directly with our distribution facility.

        We are in the process of rolling out a proprietary, upgraded point-of-sale system to our stores. This Internet-based system provides real-time access to financial and merchandising information in addition to rapid credit authorization. We believe that this new system will significantly reduce the amount of training required for new sales associates and store managers. In addition, we anticipate that the system will improve our customer relationship management capabilities by allowing the creation of customized promotional and marketing strategies. The rollout of this system to stores is scheduled to continue through fiscal 2003.

        Given the importance of our management information systems, we have taken extensive measures to ensure their responsiveness and security. Our hardware and communications systems are based on a redundant and multiprocessing architecture, which allows their continued operation on a parallel system in the event that there is a disruption within the primary system. Our main computer system, located in our Philadelphia facility, is duplicated by a fully mirrored system in a separate part of the building that can assume full operations. In addition, our software programs and data are backed up and stored off-site. Our communications links come from two telephone frame rooms, are delivered through feeds under two streets and are further backed up by microwave links.

Pricing

        Each of our brands targets customers in different price points of the maternity apparel industry. Our Motherhood brand is positioned primarily on everyday low prices, Mimi employs middle-market pricing and A Pea in the Pod employs luxury pricing. None of our concepts use point-of-sale high/low promotional strategies to drive traffic into the stores. Our price reductions are permanent and are used to accelerate the sale of slower selling merchandise. Merchandise that is selling slowly is quickly marked down, moved to another store where the item is selling faster or moved to a Motherhood outlet store.

Advertising and Marketing

        We believe that the power of our brands, customer referrals and our convenient mall locations drive traffic into our stores. Therefore, we have modest advertising and marketing expenditures. Our advertising and publicity efforts include in-store marketing, prenatal consumer-targeted advertising and our Internet websites. We also run full-page ads for all of our brands in pregnancy-targeted publications, as well as prenatal issues of leading baby magazines. We advertise in several key prenatal magazines, including American Baby, Pregnancy and Shape Fit Pregnancy. A Pea in the Pod and Mimi are also advertised in fashion magazines, such as Vogue and In Style. In addition, we produce and distribute maternity brochures quarterly to obstetric and gynecological offices, as well as to customers, doctors' offices and hospitals upon request. Certain initiatives that we began in fiscal 2000 to drive editorial coverage in magazines, TV and newsprint were focused initially on A Pea in the Pod and have recently been expanded to include Motherhood and Mimi.

Competition

        Our business is highly competitive. The following are several important factors in competing successfully in the retail industry: breadth of selection in sizes; colors and styles of merchandise; product procurement and pricing; ability to anticipate fashion trends and customer preferences; inventory control; reputation; quality of merchandise; store design and location; and advertising and customer service. We face competition in our maternity apparel lines from various sources, including department stores, specialty retail chains, discount stores, independent retail stores and catalog and Internet-based retailers. In the value-priced maternity apparel business, we face competition from retailers such as JC Penney, Kmart, Kohl's, Target, Sears and Wal-Mart, as well as web-based maternity operations, including those of Gap and Old Navy. Gap and Old Navy also currently offer a selection of maternity clothes in selected stores, and the former has announced plans to carry a selection of maternity clothes in certain of its Baby Gap stores. Many of these competitors are larger and have significantly greater financial resources than us. Our mid- and luxury-priced merchandise faces a highly fragmented competitive landscape that includes locally based, single unit retailers, as well as a handful of multi-unit maternity operations, none of which have more than twelve stores.

iMaternity Acquisition

        On October 17, 2001, we acquired iMaternity which, at the time of the acquisition, operated a total of 166 Dan Howard and Mothertime Maternity clothing stores, including some under the trade name iMaternity, as well as the iMaternity.com website. Consistent with our plan, we closed 88 of the iMaternity stores where we believed we could transfer a sufficient portion of the sales to our existing stores within the same market while eliminating acquired store expenses and improving inventory utilization. We converted the remaining iMaternity stores to either Motherhood or Mimi locations. We also consolidated the iMaternity field sales organization and closed the acquired iMaternity headquarters, manufacturing facilities and Internet development center as part of our integration plan.

Employees

        At September 30, 2002, we had 2,471 full-time and 2,154 part-time employees. None of our employees are covered by a collective bargaining agreement. We consider our employee relations to be good.

Executive Officers of the Company

        The following table sets forth the name, age and position of each of our executive officers:

Name	Age	Position
Dan W. Matthias	59	Chairman of the Board and Chief Executive Officer
Rebecca C. Matthias	49	President, Chief Operating Officer and Director
David Mangini	58	Executive Vice President—General Merchandise Manager
Edward M. Krell	40	Senior Vice President—Chief Financial Officer

        Dan W. Matthias founded Mothers Work in 1982 and has served as Chairman of the Board since our inception. From 1983 to 1993, he served as our Executive Vice President, and since January 1993, Mr. Matthias has been our Chief Executive Officer. Prior to Mothers Work, Mr. Matthias had been involved in the computer and electronics industry, serving as a director of Zilog, Inc. and as the President of a division of a subsidiary of Exxon Corporation.

        Rebecca C. Matthias founded Mothers Work in 1982 and has served as a director and our President since our inception. Since January 1993, Ms. Matthias has served as our Chief Operating Officer. In 1992, she was chosen as "Regional Entrepreneur of the Year" by Inc. magazine and Merrill Lynch Corporation. Prior to 1982, she was a construction engineer for the Gilbane Building Company. Ms. Matthias also serves as a member of the Board of Trustees of Drexel University.

        David Mangini has served as Executive Vice President-General Merchandise Manager since August 2001. Prior to joining Mothers Work, Mr. Mangini served as Today's Man's Chief Merchandising Officer from 1999 to 2000. From 1998 to 1999, Mr. Mangini served as Chief Operating Officer of Gadzooks. From 1987 to 1997, Mr. Mangini was an officer at Limited, Inc., including President and Chief Executive Officer of its Structure brand.

        Edward M. Krell has served as Senior Vice President-Chief Financial Officer since January 2002. Prior to joining Mothers Work, Mr. Krell served as Executive Vice President & Chief Financial Officer of Mammoth Sports Group, Inc., an Internet and catalog retailer of golf equipment and accessories from December 1999 to July 2000 and as an independent financial consultant from July 2000 to January 2002. From 1995 to 1999, Mr. Krell served as Executive Vice President and Chief Financial Officer at London Fog Industries, Inc., a wholesale and retail distributor of rainwear and outerwear. Mr. Krell began his career as an investment banker with Kidder, Peabody & Co. Incorporated.

        Our executive officers are elected annually by the Board of Directors and serve at the discretion of the Board. Other than the husband and wife relationship between Dan and Rebecca Matthias, there are no family relationships among any of our other executive officers.

Trademarks

        We own trademark and service mark rights that we believe are sufficient to conduct our business as currently operated. We own several trademarks, including Mothers Work®, A Pea in the Pod®, Mimi Maternity®, Motherhood®, Motherhood Maternity Outlet®, Steena® and MaternityMall.com®. As a result of the iMaternity acquisition, we also own iMaternity®, Dan Howard®, Mothertime® and iMaternity.com™ marks. Additionally, we own the marks Real Time Retailing®, What's Showing is Your Style®, Motherhood is Everything Good...™ and Maternity Redefined®. We are not aware of any pending claims of infringement or other challenges to our rights or to the use of our marks.

Item 2. Properties

        We own our principal executive offices and distribution facility, which is located at 456 North Fifth Street, Philadelphia, Pennsylvania 19123, subject to a mortgage under the terms of which we owe approximately $3.3 million as of September 30, 2002. This facility consists of approximately 312,000 square feet, of which 32,000 square feet is dedicated to office space and the remaining square footage to warehousing and distribution. Our lease for a fabric facility space located at 10430 Drummond Road, Philadelphia, Pennsylvania 19152, expired on November 30, 2002. On August 26, 2002, we entered into a 10-year lease for a facility located at 2001 Kitty Hawk Avenue, Philadelphia, Pennsylvania in the Philadelphia Naval Business Center. The area leased at this facility consists of approximately 64,000 square feet of warehouse and office space. To facilitate our store expansions in Canada, we entered into a three-year lease commencing November 1, 2002 for approximately 12,000 square feet of warehouse and office space in Mississauga, Ontario in Canada. We believe that these facilities, together with our existing distribution facility, will be adequate to support our anticipated distribution needs over the next few years. Our facilities are subject to state and local regulations that range from building codes to health and safety.

        We lease our store premises for terms averaging from seven to ten years. Certain leases allow us to terminate our obligations in the event that the applicable store does not achieve a specified sales volume. Some of these leases also provide for contingent payments based on sales volume, escalations of the base rent, as well as increases in operating costs, marketing costs and real estate taxes.

        As of September 30, 2002, the following number of store leases, excluding leased departments, are set to expire as listed in the table below. We do not expect the expiration of any leases to have a materially adverse impact on our business or operations.

Fiscal Year Leases Expire	Number of Stores
2003	86
2004	115
2005	88
2006	74
2007	81
2008 and later	319

Total	763

        In addition, we have arrangements with department and specialty stores, including Bloomingdale's, Lazarus, Marshall Field's, Macy's, Rich's and Babies "R" Us to lease maternity departments in their stores. These leased departments typically involve the lease partner collecting all of the revenue from the leased department and remitting all but a fixed percentage to us. In most of the arrangements, we provide staffing for the leased departments.

Item 3. Legal Proceedings

        On July 17, 2002, a purported class action was filed against us in the Superior Court of California for Los Angeles County. The complaint alleges that, under California law, certain former and current employees should have received overtime compensation, meal breaks and rest breaks. We are currently a party to an action alleging similar claims under Washington law in Spokane County Superior Court. The plaintiffs in these cases are seeking unspecified actual damages, penalties and attorneys' fees. At this stage in these proceedings, we are unable to predict the outcome of these cases, which we are vigorously defending. As appropriate, we have undertaken preliminary steps to mediate certain of these claims. We understand that similar proceedings have been brought in California against other retail companies.

        In addition, from time to time, we are named as a defendant in legal actions arising from our normal business activities. Although the amount of any liability that could arise with respect to currently pending actions, including the matters specifically described above, cannot be accurately predicted, we do not believe that the resolution of any pending action will have a material adverse effect on our financial position.

Item 4. Submission of Matters to a Vote of Security Holders

        Not Applicable.

PART II.

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters

        The Company's common stock is traded on the Nasdaq National Market under the symbol "MWRK." The following table sets forth for the periods indicated below the reported high and low sales prices of our common stock as reported on the Nasdaq National Market.

	High	Low
Fiscal Year Ended September 30, 2001:
Quarter ended December 31, 2000	$11.00	$6.00
Quarter ended March 31, 2001	9.38	7.00
Quarter ended June 30, 2001	8.10	7.07
Quarter ended September 30, 2001	11.90	7.50
Fiscal Year Ended September 30, 2002:
Quarter ended December 31, 2001	$9.75	$6.90
Quarter ended March 31, 2002	16.75	8.95
Quarter ended June 30, 2002	40.25	15.16
Quarter ended September 30, 2002	40.10	26.00

        As of December 20, 2002, there were 426 holders of record and 2,011 estimated beneficial holders of our common stock.

        We have not paid any cash dividends on our common stock since our initial public offering and do not anticipate paying cash dividends on our common stock in the foreseeable future. In addition, the terms of our new senior notes significantly restrict our ability to declare or pay dividends on our common stock. Further, our credit facility prohibits us from declaring or paying dividends. Even if we were not prohibited by our credit facility or restricted under the terms of our new senior notes from being able to pay dividends, any future payment of dividends would still be at the discretion of our Board of Directors and will be based upon certain restrictive financial covenants, earnings, capital requirements and our financial condition, among other factors, at the time any such dividend is considered.

Item 6.    Selected Consolidated Financial and Operating Data

        The following tables set forth selected consolidated statement of operations data, pro forma statement of operations data, operating data, cash flow and other data, and balance sheet data as of and for the periods indicated. The selected consolidated statement of operations and balance sheet data for each of the five fiscal years presented below are derived from our audited consolidated financial statements. You should read this information in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the related notes included in this report.

	Year Ended September 30,
	2002	2001	2000	1999	1998
	(in thousands, except per share amounts)
Statement of Operations Data:
Net sales	$453,159	$388,306	$366,283	$299,735	$298,991
Cost of goods sold(1)	211,689	194,320	183,300	150,402	158,047

Gross profit	241,470	193,986	182,983	149,333	140,944
Selling, general and administrative expenses	207,728	172,795	157,809	127,390	139,322
Restructuring charges(2)	-—	—	—	—	10,635

Operating income (loss)	33,742	21,191	25,174	21,943	(9,013)
Interest expense, net	(13,961)	(14,867)	(15,877)	(15,132)	(15,181)
Other income	—	594	—	—	—

Income (loss) before income taxes and extraordinary item	19,781	6,918	9,297	6,811	(24,194)
Income tax provision (benefit)	7,358	3,456	4,249	3,424	(7,477)

Net income (loss) before extraordinary item	12,423	3,462	5,048	3,387	(16,717)
Extraordinary loss on early extinguishment of debt, net of tax(3)	1,635	—	—	—	—

Net income (loss)	10,788	3,462	5,048	3,387	(16,717)
Dividends on preferred stock	3,942	1,491	1,389	1,251	1,168

Net income (loss) available to common stockholders(3)	$6,846	$1,971	$3,659	$2,136	$(17,885)

Income (loss) per share—Basic:
Before extraordinary item	$2.17	$0.57	$1.06	$0.60	$(5.00)
Extraordinary loss	(0.42)	—	—	—	—

Income (loss) per share—Basic	$1.75	$0.57	$1.06	$0.60	$(5.00)

Income (loss) per share—Diluted:
Before extraordinary item	$1.99	$0.55	$1.01	$0.57	$(5.00)
Extraordinary loss	(0.38)	—	—	—	—

Income (loss) per share—Diluted(3)	$1.61	$0.55	$1.01	$0.57	$(5.00)

Average shares outstanding—Basic	3,914	3,456	3,443	3,538	3,577

Average shares outstanding—Diluted	4,261	3,605	3,641	3,754	3,577

	Year Ended September 30,
	2002	2001	2000	1999	1998
	(in thousands, except per share data)
Pro Forma Statement of Operations Data(4):
Net income (loss) available to common stockholders(3)	$6,846	$1,971	$3,659	$2,136	$(17,885)
Goodwill amortization	—	2,207	2,216	2,216	2,218

Pro forma net income (loss) available to common stockholders(3)	$6,846	$4,178	$5,875	$4,352	$(15,667)

Income (loss) per share—Basic:
Before extraordinary item	$2.17	$1.21	$1.71	$1.23	$(4.38)
Extraordinary loss	(0.42)	—	—	—	—

Income (loss) per share—Basic	$1.75	$1.21	$1.71	$1.23	$(4.38)

Income (loss) per share—Diluted:
Before extraordinary item	$1.99	$1.16	$1.61	$1.16	$(4.38)
Extraordinary loss	(0.38)	—	—	—	—

Income (loss) per share—Diluted(3)	$1.61	$1.16	$1.61	$1.16	$(4.38)

(1)
Cost of goods sold includes $10.3 million of charges recorded in fiscal 1998 associated with inventory purchase commitments and inventory write-downs in connection with the Episode restructuring activities.
(2)
Restructuring charges include $10.6 million of charges recorded in fiscal 1998 associated with the Episode restructuring.
(3)
In August 2002, as part of a refinancing, we repurchased our outstanding 12 5/8% senior notes and Series A and Series C Preferred Stock and, in connection therewith, incurred $3.0 million of one-time charges, including $1.6 million of charges ($1.3 million non-cash), net of related income tax benefit, related to the repurchase and redemption of the 12 5/8% senior notes which, pursuant to generally accepted accounting principles, was reported as "Extraordinary loss on early extinguishment of debt, net of tax" in the consolidated statements of operations. On a pro forma basis, excluding the impact of the $3.0 million of one-time charges, fiscal 2002 net income available to common stockholders was approximately $9.9 million, or $2.32 per common share (diluted). We have presented this pro forma earnings figure because we believe it enhances the reader's understanding of our operating results by adjusting for the one-time charges related to the refinancing. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."
(4)
As a result of our adoption of SFAS No. 142 on October 1, 2001, we no longer amortize goodwill. The pro forma statement of operations data reflect an adjustment to exclude amortization expense recognized in the prior periods as presented.

	Year Ended September 30,
	2002	2001	2000	1999	1998
	(in thousands, except ratios and operating data)
Operating Data(1):
Same store sales increase (decrease)(2)	2.2%	(2.4)%	8.3%	12.9%	13.4%
Average net sales per gross square foot(3)	$363	$365	$390	$382	$354
Average net sales per store(3)	$517,000	$520,000	$545,000	$521,000	$455,000
Gross square footage at period end(4)	1,313,000	1,100,000	980,000	856,000	741,000
Number of stores at period end
Motherhood Maternity	616	523	480	416	345
Mimi Maternity	104	74	71	71	74
A Pea in the Pod	43	42	41	41	41
Leased departments	146	132	111	97	123

Total	909	771	703	625	583

Cash Flow and Other Data:
EBITDA(5)	$43,238	$33,700	$37,125	$32,459	$2,979
Adjusted EBITDA(6)	43,238	33,106	37,125	32,459	23,904
Cash flows provided by operating activities	28,478	19,507	18,623	428	464
Cash flows used in investing activities	(9,291)	(12,127)	(13,828)	(10,306)	(9,592)
Cash flows provided by (used in) financing activities	(14,786)	(98)	(2,859)	7,395	11,086
Capital expenditures	9,839	12,212	13,619	10,087	9,350
Ratio of total debt to EBITDA	3.0x	3.8x	3.4x	4.0x	40.3x
Ratio of EBITDA to interest expense	3.1x	2.3x	2.3x	2.1x	0.2x
Balance Sheet Data (at end of period):
Working capital	$57,918	$32,509	$29,684	$24,021	$23,614
Total assets	233,285	185,177	179,586	177,608	172,469
Total debt	128,282	128,842	127,179	128,661	119,982
Accrued dividends on Series A Preferred Stock	—	7,055	6,037	4,648	3,397
Stockholders' equity
Series A Preferred Stock(7)	—	10,773	11,500	11,500	11,500
Common stockholders' equity (deficit)	47,505	3,968	1,250	(2,432)	(2,750)

Total stockholders' equity	$47,505	$14,741	$12,750	$9,068	$8,750

(1)
Information for the fiscal year ended September 30, 1998 excludes 30 Episode stores which, while owned by us, were operated by a liquidator.
(2)
Same store sales figures include stores that have been in operation for at least 12 full months at the beginning of the period for which such data is presented.
(3)
Based on locations in operation during the entire twelve-month period.
(4)
Based on all locations in operation at the end of the period.
(5)
We have presented EBITDA to enhance your understanding of our operating results. EBITDA represents net income (loss) before interest expense, income taxes, depreciation and amortization. EBITDA is provided because it is an important measure of financial performance commonly used in the retail industry to determine the value of companies within the industry and to define standards for borrowing from institutional lenders. You should not construe EBITDA as an alternative to operating income as an indicator of our operating performance, or as an alternative to cash flows from operating activities as a measure of our liquidity, as determined in accordance with generally accepted accounting principles. We may calculate EBITDA differently than other companies.
(6)
Adjusted EBITDA for fiscal 2001 reflects an adjustment to EBITDA to eliminate the $0.6 million of other income. Adjusted EBITDA for fiscal 1998 reflects EBITDA adjusted to eliminate (a) the $10.6 million Episode restructuring charge and (b) the $10.3 million of charges recorded to cost of goods sold associated with inventory purchase commitments and inventory write-downs in connection with the Episode restructuring activities.
(7)
As of September 30, 2002, we had redeemed all of the outstanding Series A Preferred Stock for $13.5 million, including accrued and unpaid dividends, of which $9.7 million has been paid and $3.7 million will be paid out upon submission of proper documentation from the remaining holders of the Series A Preferred Stock. The $3.7 million amount is reflected in our consolidated balance sheet as of September 30, 2002 in cash and cash equivalents, with the corresponding liability reflected in accrued current liabilities.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        The following discussion should be read in conjunction with the consolidated financial statements and their related notes included elsewhere in this report.

        We are the leading designer and retailer of maternity apparel in the United States with 909 stores in all 50 states, Puerto Rico and Canada. We operate our stores under the Motherhood Maternity, Mimi Maternity and A Pea in the Pod brands and also sell our merchandise on the Internet at our MaternityMall.com and brand-specific websites. Our stores include 146, primarily Motherhood-branded, leased departments within department and specialty stores. We were founded by Dan and Rebecca Matthias in 1982 as a mail order maternity apparel catalog. We began operating retail stores in 1985 and completed our initial public offering in 1993. We acquired Motherhood and A Pea in the Pod in 1995. In October 2001, we acquired the 166-store iMaternity business and, consistent with our plan, we closed 88 of the acquired iMaternity stores and converted the remaining 78 iMaternity stores into either Motherhood or Mimi store locations. See Note 5 of "Notes to Consolidated Financial Statements."

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

        Our significant accounting policies are described in Note 2 of "Notes to Consolidated Financial Statements" for the fiscal year ended September 30, 2002. We believe that the following discussion addresses our critical accounting policies, which are those that are most important to the portrayal of our financial condition and results and require management's most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

        Inventories.    We value our inventories, which consist primarily of maternity apparel, at the lower of cost or market. Cost is determined on the first-in, first-out method (FIFO) and includes the cost of merchandise and freight. A periodic review of inventory quantities on hand is performed in order to determine if inventory is properly positioned at the lower of cost or market. Factors related to current inventories such as future consumer demand and fashion trends, current aging, current and anticipated retail markdowns or wholesale discounts, and class or type of inventory are analyzed to determine estimated net realizable values. A provision is recorded to reduce the cost of inventories to the estimated net realizable values, if required. Any significant unanticipated changes in the factors noted above could have a significant impact on the value of our inventories and our reported operating results.

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

        In assessing potential impairment of these assets, we periodically evaluate the historical and forecasted operating results and cash flows on a store-by-store basis. Newly-opened stores may take time to generate positive operating and cash flow results. Factors such as (i) store type, that is, company store or leased department, (ii) store concept, that is, Motherhood, Mimi, or A Pea in the Pod, (iii) store location, for example, urban area versus suburb, (iv) current marketplace awareness of our brands, (v) local customer demographic data and (vi) current fashion trends are all considered in determining the time frame required for a store to achieve positive financial results. If economic conditions are substantially different from our expectations, the carrying value of certain of our long-lived assets may become impaired. As a result of our impairment assessment, during fiscal 2002, we recorded write-downs of long-lived assets of approximately $0.3 million.

        Goodwill.    Our goodwill represents the excess of the cost over the fair value of net assets acquired in business combinations and is separately disclosed as "Goodwill" in our consolidated balance sheets. In June 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill no longer be amortized, but instead be tested for impairment at least annually or as impairment indicators arise. Prior to our adoption of SFAS No. 142 on October 1, 2001, goodwill was amortized using the straight-line method over a period of 20 years.

        In assessing potential impairment of goodwill, we have determined that we have one reporting unit for purposes of applying SFAS No. 142 based on our reporting structure. The fair value of our single reporting unit is determined based on the fair market value of our outstanding common stock on a control basis. If any significant unanticipated change in the fair value of our outstanding common stock on a control basis occurs, our goodwill may become impaired.

        Accounting for Income Taxes.    As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciation of property and equipment and valuation of inventories, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income. Actual results could differ from this assessment if adequate taxable income is not generated in future periods. To the extent we believe that recovery is not more likely than not, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase the allowance in a period, we must include an expense within the tax provision in the statement of operations.

        Accounting for Contingencies.    From time to time, we are named as a defendant in legal actions arising from our normal business activities. We account for contingencies such as these in accordance with SFAS No. 5, "Accounting for Contingencies." SFAS No. 5 requires us to record an estimated loss contingency when information available prior to issuance of our financial statements indicates that it is probable that an asset has been impacted or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accounting for contingencies arising from contractual or legal proceedings requires company management to use its best judgment when estimating an accrual related to such contingencies. As additional information becomes known, our accrual for a loss contingency could fluctuate, thereby creating variability in our results of operations from period to period. Likewise, an actual loss arising from a loss contingency which significantly exceeds the amount accrued for in our financial statements could have a material adverse impact on our operating results for the period in which such actual loss becomes known.

Results of Operations

        The following table sets forth certain operating data from our consolidated statements of operations as a percentage of net sales and as a percentage change for the periods indicated:

				% Increase (Decrease)
	% of Net Sales
				2002 vs. 2001	2001 vs. 2000
	2002	2001	2000
Net sales	100.0%	100.0%	100.0%	16.7%	6.0%
Cost of goods sold	46.7	50.0	50.0	8.9	6.0

Gross profit	53.3	50.0	50.0	24.5	6.0
Selling, general and administrative expenses	45.8	44.5	43.1	20.2	9.5

Operating income	7.5	5.5	6.9	59.2	(15.8)
Interest expense, net	(3.1)	(3.9)	(4.3)	(6.1)	(6.4)
Other income	—	0.2	—	(100.0)	—

Income before income taxes and extraordinary item	4.4	1.8	2.6	186.0	(25.6)
Income tax provision	1.6	0.9	1.2	112.9	(18.7)

Income before extraordinary item	2.8	0.9	1.4	258.9	(31.4)
Extraordinary loss on early extinguishment of debt, net of tax benefit	(0.4)	—	—	—	—

Net income	2.4	0.9	1.4	211.6	(31.4)
Dividends on preferred stock	0.9	0.4	0.4	164.4	7.3

Net income available to common stockholders	1.5%	0.5%	1.0%	247.3%	(46.1)%

        The following table sets forth certain information regarding the number of our stores and leased maternity departments for the periods indicated:

	Fiscal Year Ended September 30,
	2002	2001	2000
Stores:
Beginning of period	771	703	625
Acquired, net of related closures	78	—	—
Opened	75	85	82
Closed	(15)	(17)	(4)

End of period	909	771	703

Year Ended September 30, 2002 and 2001

        Net Sales.    Our net sales for fiscal 2002 increased by 16.7%, a $64.9 million increase, to $453.2 million from $388.3 million for fiscal 2001. Comparable store sales increased by 2.2% during fiscal 2002, based on 653 locations, versus a comparable store sales decrease of 2.4% during fiscal 2001, based on 600 locations. The increase in sales for the year resulted primarily from the incremental revenues generated by the 138 net locations added during fiscal 2002, including the acquired iMaternity stores and our own new store openings, as well as the full year sales impact in fiscal 2002 of the 68 net locations added during fiscal 2001. As of September 30, 2002, we operated a total of 909 maternity locations: 616 Motherhood Maternity stores (including 92 Motherhood Maternity outlet stores), 104 Mimi Maternity stores, 43 A Pea in the Pod stores, and 146 leased maternity departments, primarily under the Motherhood brand. In comparison, at September 30, 2001, we had 771 maternity locations: 523 Motherhood stores (including 82 Motherhood outlet stores), 74 Mimi stores, 42 A Pea in the Pod stores, and 132 leased departments, primarily under the Motherhood brand.

        Gross Profit.    Our gross profit for fiscal 2002 increased by 24.5%, a $47.5 million increase, to $241.5 million from $194.0 million for fiscal 2001, due to increased sales and improved gross margin compared to fiscal 2001. Gross profit as a percentage of net sales for fiscal 2002 increased by 3.3 percentage points to 53.3% from 50.0% for fiscal 2001. The increase in gross margin versus fiscal 2001 primarily reflects the reduction of our product costs as a result of the continued expansion and refinement of our global sourcing initiatives and our inventory planning initiatives. In addition, new fashion items in our Motherhood line sold through at higher margins and contributed to the overall gross margin increase.

        Selling, General and Administrative Expenses.    Our selling, general and administrative expenses for fiscal 2002 increased by 20.2%, a $34.9 million increase, to $207.7 million from $172.8 million for fiscal 2001. Compared to fiscal 2001, store wages and related benefits costs increased by $13.6 million and store rent and related expenses increased by $14.2 million, primarily resulting from the stores added from the acquisition of iMaternity as well as our own store openings since the beginning of fiscal 2001. As a percentage of net sales, operating expenses increased to 45.8% for fiscal 2002 compared to 44.5% for fiscal 2001, primarily reflecting higher store operating expenses as a percent of net sales, partially offset by lower depreciation and amortization expense, primarily due to the elimination of goodwill amortization in fiscal 2002. The increase in store operating expenses as a percent of net sales primarily reflects the impact of the acquired iMaternity stores and our new store openings. The elimination of goodwill amortization in fiscal 2002 results from our adoption, as of the beginning of fiscal 2002, of the provisions of SFAS No. 142, which requires that goodwill no longer be amortized. Our goodwill amortization expense for fiscal 2001 was $2.2 million, or 0.6% of net sales.

        Operating Income.    Our operating income for fiscal 2002 increased by 59.2%, a $12.6 million increase, to $33.7 million from $21.2 million for fiscal 2001, due to our higher sales volume and improved gross margin, partially offset by higher operating expenses. Operating income as a percentage of net sales for fiscal 2002 increased to 7.5% from 5.5% for fiscal 2001, primarily due to the improved gross margin and, to a lesser extent, the elimination of goodwill amortization in fiscal 2002.

        Interest Expense, Net.    Our net interest expense for fiscal 2002 decreased by 6.1%, a $0.9 million decrease, to $14.0 million from $14.9 million in fiscal 2001. The decrease in interest expense for fiscal 2002 is due to both lower line of credit borrowings compared to fiscal 2001, resulting primarily from our strong operating cash flow during fiscal 2002, as well as a lower interest rate on our line of credit borrowings. We reduced our average borrowings under the credit facility by $9.3 million to $17.1 million for fiscal 2002 from $26.4 million for fiscal 2001. The effective interest rate on our borrowings under the credit facility decreased to 4.6% for fiscal 2002 from 7.8% for fiscal 2001, reflecting the decrease in the prime and LIBOR interest rates since the beginning of fiscal 2001.

        Other Income.    We did not report any other income during fiscal 2002. During the fourth quarter of fiscal 2001, we recognized $0.6 million of other income from lease buy-out agreements for two store locations, net of related deal costs and the write-off of the leasehold improvements at these stores.

        Income Taxes.    Our effective tax rate decreased to 37.2% in fiscal 2002 from 50.0% in fiscal 2001 primarily due to the elimination of non-deductible goodwill amortization in fiscal 2002. See Note 12 of "Notes to Consolidated Financial Statements" for the reconciliation of the statutory federal income tax rate to our effective tax rate.

        Dividends on Preferred Stock.    Preferred stock dividends related to our Series A and Series C Preferred Stock totaled $3.9 million for fiscal 2002 compared to $1.5 million for fiscal 2001. The increase is due to the preferred stock dividends and accretion of discount with respect to the Series C Preferred Stock that was issued in connection with the iMaternity acquisition in October 2001. The Series C Preferred Stock dividends and accretion totaled approximately $2.9 million for fiscal 2002 and $0 for fiscal 2001. The amount of Series C Preferred Stock dividends and accretion for fiscal 2002 includes $1.3 million of non-cash write-off of the remaining discount with respect to the Series C Preferred Stock upon its repurchase in August 2002 using the proceeds of our debt and common equity offerings. Both the Series A and Series C Preferred Stock have been repurchased using the proceeds of our August 2002 offerings, so we will no longer recognize any preferred stock dividends with respect to these two series of preferred stock. As of September 30, 2002, we had redeemed all of the outstanding Series A Preferred Stock for $13.4 million, which included accrued and unpaid dividends, of which $9.7 million has been paid and $3.7 million will be paid out upon submission of proper documentation from the remaining holders of the Series A Preferred Stock.

        Net Income Available to Common Stockholders.    Net income available to common stockholders for fiscal 2002 was $6.8 million, or $1.61 per common share (diluted), compared to net income available to common stockholders for fiscal 2001 of $2.0 million, or $0.55 per common share (diluted), representing a 247.3% increase in net income and a 192.7% increase in diluted earnings per share. During the fourth quarter of fiscal 2002, we repurchased our outstanding 12 5/8% senior notes and our Series A and Series C Preferred Stock with the proceeds from the issuance of new 11 1/4% senior notes and 1,165,000 new shares of common stock (including the full exercise of the over-allotment option by the underwriters of the common stock offering). In connection with this refinancing, we incurred certain one-time charges, related to the early repayment of the 12 5/8% senior notes and, as described above, the purchase of the Series A and Series C Preferred Stock. These one-time charges totaled approximately $3.0 million, which included approximately $2.6 million of non-cash charges and reduced diluted earnings per common share for fiscal 2002 by approximately $0.71. On a pro forma basis, excluding the impact of the $3.0 million of one-time charges, fiscal 2002 net income available to common stockholders was $9.9 million, or $2.32 per common share (diluted). We have presented this pro forma earnings figure because we believe it enhances the reader's understanding of our operating results by adjusting for the one-time charges related to the refinancing.

        The $3.0 million of one-time charges related to the refinancing includes $1.6 million of charges ($1.3 million non-cash), net of related income tax benefit, related to the repurchase and redemption of the 12 5/8% senior notes which, pursuant to generally accepted accounting principles, are reported as "Extraordinary loss on early extinguishment of debt, net of tax benefit" in our consolidated statements of operations. Accordingly, we reported earnings before extraordinary item of $1.99 per common share (diluted) for fiscal 2002. As described above, the remaining $1.4 million of one-time charges consists of a $1.3 million non-cash write-off of the remaining discount with respect to the Series C Preferred Stock upon its repurchase, classified as "Dividends on preferred stock" in our consolidated statements of operations, and $0.1 million of interest and dividends on the repurchased senior notes and preferred stock from the date of the issuance of the new senior notes and common stock until the date of repurchase of the existing senior notes and preferred stock.

        Presented below is a schedule of net income and earnings per share, on a diluted basis, adjusting for (a) the $1.6 million extraordinary loss on early extinguishment of debt, net of tax benefit, and (b) the $3.0 million of one-time charges related to the early repayment of our 12 5/8% senior notes and the purchase of the Series A and Series C Preferred Stock, which consists of (i) the $1.6 million extraordinary loss on early extinguishment of debt, net of tax benefit, (ii) a $1.3 million non-cash write-off of the remaining discount with respect to the Series C Preferred Stock upon its repurchase, and (iii) $0.1 million of interest and dividends on the repurchased 12 5/8% senior notes and preferred stock from the date of the issuance of the new 11 1/4% senior notes and common stock until the date of repurchase and redemption of the 12 5/8% senior notes and preferred stock.

Schedule of Net Income and Earnings Per Share
(in thousands, except per share data)
(unaudited)

		Fiscal Year Ended September 30, 2002
		Net Income	Average Shares Outstanding	Diluted Income Per Share
(a)	Adjusted for Extraordinary Loss on Early Extinguishment of Debt
	As reported—diluted	$6,846	4,261	$1.61
	Pro forma adjustment to add back—
	Loss on early extinguishment of debt, net of tax benefit	1,635	—	0.38

	Before extraordinary item	$8,481	4,261	$1.99

(b)	Pro Forma Adjusted for One-Time Charges Related to Fourth Quarter Fiscal 2002 Refinancing
	As reported—diluted	$6,846	4,261	$1.61
	Pro forma adjustment to add back—
	Loss on early extinguishment of debt, net of tax benefit	1,635	—	0.38
	Write-off of discount on Series C Preferred Stock	1,310	—	0.31
	Duplicative interest expense and dividends	103	—	0.02

	Total one-time charges related to the refinancing	3,048	—	0.71

	Pro forma adjusted for one-time charges related to the refinancing	$9,894	4,261	$2.32

        Net income for fiscal 2002 was favorably impacted by our adoption, as of October 1, 2001, of the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," which requires that goodwill no longer be amortized. Through the application of the provisions of this statement, we showed improved earnings as a result of not recognizing any goodwill amortization in fiscal 2002, compared to recognizing $2.2 million ($0.61 per diluted common share) of goodwill amortization in fiscal 2001.

Year Ended September 30, 2001 and 2000

        Net Sales.    Net sales for fiscal 2001 increased 6.0% to $388.3 million from $366.3 million in fiscal 2000. The increase was primarily due to the 68 net new stores we opened since September 30, 2000. Comparable store sales decreased by 2.4% during fiscal 2001 (based on 600 locations) versus a comparable store sales increase of 8.3% during fiscal 2000 (based on 532 locations). The decline in comparable store sales is primarily due to the difficult selling environment and the resulting lower consumer confidence, as further heightened by the tragic events that took place on September 11, 2001. As of September 30, 2001, we operated a total of 771 maternity locations: 441 moderately-priced Motherhood stores, 116 high-end A Pea in the Pod/Mimi Maternity stores, 82 Motherhood Maternity Outlets, and 132 leased maternity departments. In comparison, at September 30, 2000, we had 703 store locations: 405 Motherhood stores, 112 A Pea in the Pod/Mimi Maternity stores, 75 Motherhood Maternity Outlets and 111 leased maternity departments.

        Gross Profit.    Gross profit increased by $11.0 million, or 6.0%, to $194.0 million in fiscal 2001 primarily reflective of the higher sales volume. As a percentage of net sales, gross margins remained constant at 50.0%. During fiscal 2001, specific focus on product sourcing resulted in lower product costs. Additionally, we improved our delivery of products to our stores both in terms of time and cost, and reduced manufacturing costs by shifting from in-house cutting of fabric to lower cost outside contractors. Further, the benefits from newly automated warehousing systems served to reduce labor costs included in the overhead allocation pool, while increasing production volumes. The impact of these business changes were negatively affected by the tragic events of September 11th and as sales of our moderately—priced Motherhood products continued to outpace sales of our higher margin product lines.

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

        Interest Expense.    We reduced our interest expense by $1.0 million in fiscal 2001 from fiscal 2000 by maintaining average borrowings under our working capital facility at levels below fiscal 2000 coupled with lower interest rates. Average borrowings and the corresponding effective interest rate was $26.4 million at 7.8% in fiscal 2001 compared to $33.7 million at 8.6% in fiscal 2000.

        Other Income.    During the fourth quarter of fiscal 2001, we negotiated buy-outs of two lease arrangements in connection with the planned closure of these stores. Due to the level of the rental rates, we recognized income from the proceeds being paid under these buy-out agreements of $1.2 million and wrote off related leasehold improvements and other costs of $0.6 million, resulting in a net gain of $0.6 million.

        Income Taxes.    Our effective tax rate increased to 50.0% in fiscal 2001 from 45.7% in fiscal 2000 primarily due to the relationship of non-deductible goodwill amortization to the lower pre-tax income in fiscal 2001. See Note 12 of "Notes to Consolidated Financial Statements" for the reconciliation of the statutory federal income tax rate to our effective tax rate.

Liquidity and Capital Resources

        Our cash needs have been primarily for (i) debt service on our senior notes and our credit facility, (ii) capital expenditures, including leasehold improvements, fixtures and equipment for new stores, store relocations and expansions, and existing stores, as well as for our distribution and corporate facilities and information systems, and (iii) working capital, including inventory to support our new stores as well as existing stores. We have historically financed these capital requirements from cash flows from operations and borrowings under our credit facility.

        In August 2002, we completed debt and equity offerings whereby we issued $125.0 million of 11 1/4% Senior Notes due 2010 (the "New Senior Notes") and 1,165,000 new shares of common stock (including the full exercise of the over-allotment option by the underwriters of our common stock offering), and used the net proceeds: (i) to repay the existing 12 5/8% senior notes (the "Old Senior Notes"), plus accrued and unpaid interest; (ii) to repay our subordinated notes issued to former holders of shares of our Series A Preferred Stock in lieu of accrued and unpaid dividends; (iii) to redeem all of the outstanding shares of our Series A Preferred Stock and to purchase, through an offer to purchase, all of the outstanding shares of our Series C Preferred Stock, in each case, for a price which included all accrued and unpaid dividends; (iv) to repay the outstanding borrowings under our credit facility and (v) for general corporate purposes. We received net proceeds from these debt and equity offerings of approximately $147.9 million after deducting fees and expenses of the offerings, of which approximately $0.5 million remained unpaid as of September 30, 2002. We used approximately $92.6 million of the net proceeds of the offerings for the repurchase of our Old Senior Notes, including accrued and unpaid interest and related fees and expenses. We used approximately $2.6 million for the repayment of subordinated notes that had been issued in lieu of cash dividends on shares of Series A Preferred Stock previously converted into common stock. We used approximately $13.4 million to redeem all of the outstanding Series A Preferred Stock, including accrued and unpaid dividends, of which $9.7 million has been paid as of September 30, 2002, and $3.7 million will be paid out upon submission of proper documentation from the remaining holders of the Series A Preferred Stock. We used approximately $20.9 million of the net proceeds from the offerings for the repurchase of the Series C Preferred Stock issued to the sellers of iMaternity in October 2001, including accrued and unpaid dividends. The remaining $18.4 million of net proceeds from the offerings were used to repay all of the outstanding borrowings under the credit facility, with the balance invested in short-term investments and available for general corporate purposes. The net proceeds of approximately $147.9 million from the debt and equity offerings includes approximately $0.6 million of cash proceeds from the exercise of stock options by certain selling stockholders in conjunction with the equity offering.

        The New Senior Notes were issued at 98.719% of their face amount, resulting in an annual effective interest rate of 11.50%. Interest on the New Senior Notes is payable semi-annually in cash on February 1 and August 1, commencing on February 1, 2003. The New Senior Notes were issued by Mothers Work, are senior unsecured obligations of Mothers Work, and are unconditionally guaranteed on a senior basis by all of our domestic subsidiaries. See Note 15 of "Notes to Consolidated Financial Statements." The New Senior Notes are redeemable at our option, in whole or in part at any time on or after August 1, 2006 at 105.625% of their face amount, plus accrued and unpaid interest, declining ratably to 100% of their face amount, plus accrued and unpaid interest, on or after August 1, 2009. Additionally, we may redeem, at our option, up to 35% of the aggregate principal amount of the New Senior Notes with the proceeds from equity offerings at 111.25% of their principal amount, plus accrued and unpaid interest. The New Senior Notes impose certain restrictions on our ability to, among other things, incur additional indebtedness, pay dividends, repurchase stock, and enter into other various types of transactions.

        Cash flows from operations increased by $9.0 million, to $28.5 million for fiscal 2002, from $19.5 million for fiscal 2001. This increase was primarily the result of increased net income, as well as increased benefit from utilization of deferred income tax assets (primarily related to the acquisition of iMaternity), partially offset by payments made on accounts payable and accrued expenses, largely related to iMaternity. During fiscal 2002, we utilized our cash flow from operations primarily to reduce the borrowings under our credit facility, as well as for capital expenditures.

        For fiscal 2002, we had $9.8 million of capital expenditures, including $6.2 million for leasehold improvements, fixtures and equipment for stores, primarily new store locations, and $3.6 million for our distribution and corporate facilities and information systems. This compares to $12.2 million in capital expenditures in fiscal 2001, including $10.1 million for leasehold improvements, fixtures and equipment for stores, primarily new store locations, and $2.1 million for our distribution and corporate facilities and information systems.

        In addition to reflecting the refinancing transactions, cash flow from financing activities for fiscal 2002 also reflected the repayment of $8.9 million of debt assumed in the iMaternity acquisition and $3.1 million of proceeds from the exercise of stock options.

        Our cash balance at September 30, 2002 included $3.7 million which will be paid out upon submission of proper documentation from the remaining holders of the Series A Preferred Stock, with the corresponding $3.7 million liability included in current liabilities. Our cash balance at September 30, 2001 included $8.2 million of cash held in anticipation of repaying the outstanding borrowings under the iMaternity line of credit in conjunction with the acquisition, which was completed on October 17, 2001.

        We have a $60 million credit facility maturing on September 15, 2004, which includes a $56.0 million borrowing base revolving line of credit and approximately $4 million to support a special purpose letter of credit facility. In October 2001, the credit facility was amended and restated primarily to permit the collateral base to include the assets that were acquired in our purchase of iMaternity. On August 5, 2002, we further amended the credit facility to, among other things, permit the consummation of the debt and equity offerings and the use of proceeds thereof, and modify the covenants in order to increase the annual capital expenditures limit to $30.0 million and permit acquisitions, capital stock repurchases and early redemptions of senior notes within specified limits. The amendment also added an unused facility fee of 10 basis points per annum. Interest on borrowings outstanding is currently based on the lender's prime rate or, at our election, an alternative rate of LIBOR plus 200 basis points for all or part of the direct borrowings outstanding. At September 30, 2002, there were no direct borrowings under the credit facility. Borrowings under the credit facility would have borne interest at the rate of approximately 4.75% per annum as of September 30, 2002. Amounts available for direct borrowings, net of letters of credit outstanding, are limited to the lesser of (a) the unused portion of the credit facility or (b) the Aggregate Adjusted Availability ("AAA") as defined in the agreement based on a percentage of eligible inventory, receivables and cash. The credit facility is secured by a security interest in our accounts receivable, inventory, equipment, fixtures, cash and other assets. There are no financial covenant requirements in the agreement unless the AAA falls below $10.0 million. In such event, we would have to achieve minimum cash flow, as defined in the agreement, of not less than zero. During fiscal 2002, 2001 and 2000, we always exceeded the minimum required AAA. As of September 30, 2002, outstanding borrowings under the credit facility consisted of no direct borrowings and $3.1 million in letters of credit with AAA and available borrowings of $52.3 million, compared to $32.2 million of direct borrowings, $4.1 million in letters of credit, AAA of $23.9 million, and available borrowings of $15.9 million as of September 30, 2001. In addition, pursuant to the special purpose letter of credit facility, as of September 30, 2002 we had an outstanding $3.4 million standby letter of credit to collateralize an outstanding industrial revenue bond and a $1.0 million letter of credit to collateralize a government mortgage note.

        Our management believes that our current cash and working capital positions, expected operating cash flows and available borrowing capacity under the credit facility will be sufficient to fund our working capital, capital expenditure and debt repayment requirements for the foreseeable future.

        We have entered into agreements that create contractual obligations and commercial commitments. These obligations and commitments will have an impact on future liquidity and the availability of capital resources. The tables set forth below present a summary of these obligations and commitments as of September 30, 2002.

Contractual Obligations:

		Payments Due by Period (in thousands)
Description	Total Obligations	Less Than One Year	One to Three Years	Four to Five Years	After Five Years
Long-term debt(1)	$128,182	$269	$567	$611	$126,735
Operating leases(2)	221,511	42,760	69,592	50,858	58,301
Capital lease obligation	100	100	—	—	—

Total contractual cash obligations	$349,793	$43,129	$70,159	$51,469	$185,036

(1)
Net of debt discount of approximately $1.6 million on the New Senior Notes.

(2)
Includes store operating leases, which generally provide for payment of direct operating costs in addition to rent. These obligation amounts include future minimum lease payments and exclude such direct operating costs.

Commercial Commitments(1):

		Amount of Commitment Per Period (in thousands)
Description	Total Obligations	Less Than One Year	One to Three Years	Four to Five Years	After Five Years
Credit facility(2)	$3,059	$3,059	$—	$—	$—
Other standby letters of credit	4,415	4,415	—	—	—

Total commercial commitments	$7,474	$7,474	$—	$—	$—

(1)
Excludes purchase orders for merchandise and supplies in the normal course of business, which are liquidated within 12 months.

(2)
Consists of outstanding letter of credit commitments.

New Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board, or "FASB", issued Statement of Financial Accounting Standards No. 141, "Business Combinations," referred to as SFAS No. 141, and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies the criteria applicable to intangible assets acquired in a purchase method business combination in order to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives not be amortized, but instead be tested for impairment at least annually. SFAS No. 142 further requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values and be reviewed for impairment. We adopted SFAS Nos. 141 and 142 effective July 1, 2001 and October 1, 2001, respectively. In adopting SFAS No. 142, we no longer amortize goodwill and we perform impairment reviews at the end of each fiscal year or as impairment indicators arise to assess whether any write-downs are required.

        Our consolidated balance sheet as of September 30 2002, reflects $52.7 million of goodwill recognized as a result of the purchase accounting for our various acquisitions, including the acquisitions of iMaternity in October 2001, A Pea in the Pod in April 1995 and Motherhood in August 1995. In accordance with the provisions of these statements, we amortized this goodwill through the end of fiscal 2001, recognizing approximately $2.2 million of amortization annually for fiscal 2001 and 2000.

        For our goodwill impairment review as of October 1, 2001 and as of September 30, 2002, management determined that we had one reporting unit for purposes of applying SFAS No. 142, based on our reporting structure. The fair value of our single reporting unit at each of these dates was determined based on the then fair market value of our outstanding common stock on a control basis. Based on this assessment, no impairment loss was recognized at either October 1, 2001 or September 30, 2002. We plan to perform an annual assessment for goodwill impairment at the end of each fiscal year or as impairment indicators arise.

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, and addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Although early adoption is encouraged, we plan to adopt this statement in fiscal 2003. Adoption of SFAS No. 143 is not expected to have a material impact on our financial position or results of operations.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which established a single accounting model, based on the framework established in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of," and resolved significant implementation issues related to SFAS No. 121. SFAS No. 144 superceded SFAS No. 121 and Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of a Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and early adoption of the provision is encouraged. We plan to adopt this statement in fiscal 2003. Management believes that the adoption of SFAS No. 144 will not have a material impact on our financial position or results of operations.

        On April 30, 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The provisions of this Statement that related to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Opinion No. 30 for classification as an extraordinary item shall be reclassified. Management intends to adopt the provisions of this new standard in fiscal 2003 and as a result, it will be necessary to reclassify the loss on the extinguishment of debt as additional interest expense for the period ended September 30, 2002. While net income will not change, interest expense will increase by $2.5 million and income tax provision will decline by $0.9 million.

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 supersedes Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity," and is effective for transactions initiated after December 31, 2002. Under SFAS No. 146, a company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. A liability is incurred when an event obligates the entity to transfer or use assets. Management does not expect the adoption of this statement to have a material impact on the Company's financial position or results of operations.

Seasonality

        Our business, like that of other retailers, is seasonal. A significant portion of our net sales and profits are realized during the first and third fiscal quarters, corresponding to the holiday and Spring selling seasons, respectively. Results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. Quarterly results may fluctuate materially depending upon, among other things, the timing of new store openings, net sales and profitability contributed by new stores, increases or decreases in comparable store sales, adverse weather conditions, shifts in the timing of certain holidays and promotions, changes in inventory and production levels and the timing of deliveries of inventory, and changes in our merchandise mix.

Inflation

        We do not believe that the relatively moderate levels of inflation which have been experienced in the United States in recent years have had a significant effect on our net sales or profitability. However, there can be no assurance that our business will not be affected by inflation in the future.

Forward-Looking Statements

        Some of the information in this report, including the information incorporated by reference (as well as information included in oral statements or other written statements made or to be made by us), contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements involve a number of risks and uncertainties. A number of factors could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, but are not limited to: changes in consumer spending patterns, raw material price increases, consumer preferences and overall economic conditions, the impact of competition and pricing, availability of suitable store locations, continued availability of capital and financing, ability to hire and develop senior management and sales associates, ability to develop and source merchandise, ability to receive production from foreign sources on a timely basis, and other factors referenced in this report, including those set forth under the caption "Risk Factors."

        In addition, these forward-looking statements necessarily depend upon assumptions, estimates and dates that may be incorrect or imprecise and involve known and unknown risks, uncertainties and other factors. Accordingly, any forward-looking statements included in this report do not purport to be predictions of future events or circumstances and may not be realized. Forward-looking statements can be identified by, among other things, the use of forward-looking terms such as "believes," "expects," "may," "will," "should," "seeks," "pro forma," "anticipates," "intends," "continues," "could," "estimates," "plans," "potential," "predicts," "goal," "objective," or the negative of any of these terms, or comparable terminology, or by discussions of outlook, plans, goals, strategy or intentions. Forward-looking statements speak only as of the date made. We assume no obligation to update any of these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting these forward-looking statements.

Risk Factors

We may not be successful in expanding our business and opening new stores.

        Our growth depends on our ability to successfully open and operate new stores on a profitable basis. This expansion will place increased demands on our management, operational and administrative resources. These increased demands and operating complexities could cause us to operate our business less effectively, which, in turn, could cause a deterioration in the financial performance of our stores and slow our new store growth. Our planned expansion will also require that we continually monitor and upgrade our management information and other systems, as well as our distribution infrastructure.

        Our ability to open and operate new stores successfully depends on many factors, including, among others, our ability to:

  •
  identify and obtain suitable store locations, including mall locations, the availability of which is outside of our control;

  •
  negotiate favorable lease terms, including desired tenant improvement allowances;

  •
  source sufficient levels of inventory to meet the needs of new stores;

  •
  successfully address competition, merchandising and distribution challenges; and

  •
  hire, train and retain a sufficient number of qualified store personnel.

        There can be no assurance that we will be able to achieve our store expansion goals. Even if we succeed in opening new stores as planned, we cannot assure you that our newly-opened stores will achieve revenue or profitability levels comparable to those of our existing stores in the time periods estimated by us, or at all. If our stores fail to achieve or are unable to sustain acceptable revenue and profitability levels, we may incur significant costs associated with operating or closing those stores.

We require a significant amount of cash to service our indebtedness, which reduces the cash available to finance our growth.

        We have a significant amount of indebtedness. As of September 30, 2002, our total indebtedness, including current maturities, was $128.3 million, and we had the ability to borrow an additional $52.3 million under our credit facility. Our required interest payments under our New Senior Notes are expected to be approximately $14.1 million for each of fiscal 2003 and 2004.

        Our ability to make required payments on our indebtedness, as well as to fund our operations and future growth, depends upon our ability to generate cash. Our success in generating cash depends upon the results of our operations, as well as upon general economic, financial, competitive and other factors beyond our control.

        Our indebtedness could, among other things:

  •
  make us more vulnerable to unfavorable economic conditions;

  •
  make it more difficult for us to open new stores or improve or expand existing stores;

  •
  restrict our ability to pay dividends or make distributions to our stockholders;

  •
  restrict our ability to incur additional indebtedness;

  •
  require us to pledge all or substantially all of our assets as collateral to secure indebtedness;

  •
  make it more difficult for us to pursue strategic acquisitions, alliances and partnerships; and

  •
  require us to dedicate or reserve a large portion of our cash flow from operations to making payments on our indebtedness, which would prevent us from using cash flow for other purposes.

We are heavily dependent on our management information systems and our ability to improve and upgrade these systems from time to time.

        The efficient operation of our business is heavily dependent on our fully-integrated, internally-developed management information systems. In particular, we rely on point-of-sale terminals, which provide information to our customized TrendTrack merchandise analysis and planning system used to track sales and inventory. The TrendTrack system helps integrate our design, manufacturing, distribution and financial functions, and also provides daily financial and merchandising information. As a result, our business and operations could be materially and adversely affected if our systems were inoperable or inaccessible.

        From time to time, we improve and upgrade our management information systems. We have recently begun deploying and upgrading a proprietary Internet-based point-of-sale system and integrating this system with our current systems. If we are unable to maintain and upgrade our systems or to convert to and integrate new and updated systems in an efficient and timely manner, our business and results of operations could be materially and adversely affected.

Our comparable store sales and quarterly operating results have fluctuated in the past and can be expected to continue to fluctuate in the future.

        Our comparable store sales and quarterly results of operations have fluctuated in the past and can be expected to continue to fluctuate in the future and are affected by a variety of factors, including:

  •
  the opening of new stores, the relative proportion of new stores to mature stores and the expansion of stores;

  •
  the timing of new store openings;

  •
  changes in our merchandise mix;

  •
  the price repositioning of our Mimi brand to the middle market price segment;

  •
  general economic conditions and, in particular, the retail sales environment;

  •
  calendar shifts, including shifts of holiday or seasonal periods, or shifts in the number of weekend days occurring in a given month;

  •
  pregnancy rates;

  •
  actions of competitors or mall anchor tenants;

  •
  fashion trends; and

  •
  weather conditions.

        If, at any time, our comparable store sales or quarterly results of operations decline or do not meet the expectations of Wall Street research analysts, the price of our common stock could decline substantially.

We rely significantly on foreign sources of production.

        We receive apparel and other merchandise from foreign sources, both purchased directly in foreign markets and indirectly through domestic vendors with foreign sources. To the extent that any of our vendors are located overseas or rely on overseas sources for a large portion of their products, any event causing a disruption of imports, including the imposition of import restrictions, could harm our ability to source product. This disruption could materially limit the merchandise that we would have available for sale and reduce our revenues and earnings. The flow of merchandise from our vendors could also be adversely affected by financial or political instability, or war, in or affecting any of the countries in which the goods we purchase are manufactured or through which they flow. Trade restrictions in the form of tariffs or quotas, or both, applicable to the products that we sell also could affect the import of those products and could increase the cost and reduce the supply of products available to us. Any material increase in tariff levels, or any material decrease in quota levels or available quota allocation could negatively impact our business. Further, changes in tariffs or quotas for merchandise imported from individual foreign countries could lead us to shift our sources of supply among various countries. Any such shift we undertake in the future could result in a disruption of our sources of supply and lead to a reduction in our revenues and earnings. In addition, decreases in the value of the U.S. dollar against foreign currencies could increase the cost of products that we purchase from overseas vendors.

We could be materially and adversely affected if our distribution operations were disrupted.

        To support our retail operations, we operate a distribution facility in Philadelphia, Pennsylvania. Finished garments from contractors and other manufacturers are inspected and stored for distribution to our stores. We do not have other distribution facilities to support our distribution needs. As a result, if this distribution facility were to shut down or otherwise become inoperable or inaccessible for any reason, we could incur significantly higher costs and longer lead times associated with the distribution of our products to our stores during the time it takes to reopen or replace the facility. In light of our strategic emphasis on rapid replenishment as a key competitive advantage, a distribution disruption might have a disproportionately adverse effect on our operations and profitability relative to other retailers. In addition, the loss or material disruption of service from any of our shippers for any reason, whether due to freight difficulties, strikes or other difficulties at our principal transport providers or otherwise, could have a material adverse impact on our business and results of operations.

We could be materially and adversely affected if we are unable to obtain sufficient raw materials or maintain satisfactory manufacturing arrangements.

        We do not own any manufacturing facilities and therefore depend on third parties to manufacture our products. We place our orders for production of merchandise and raw materials by purchase order and do not have any long-term contracts with any manufacturer or supplier. We compete with many other companies for production facilities and raw materials. Furthermore, we have received in the past, and may receive in the future, shipments of products from manufacturers that fail to conform to our quality control standards. In such event, unless we are able to obtain replacement products in a timely manner, we may lose sales. If we fail to maintain favorable relationships with these third parties, or if we cannot obtain an adequate supply of quality raw materials on commercially reasonable terms, it could harm our business and results of operations.

Our stores are heavily dependent on the customer traffic generated by shopping malls.

        We depend heavily on locating our stores in prominent locations within successful shopping malls in order to generate customer traffic. We cannot control the development of new shopping malls, the availability or cost of appropriate locations within existing or new shopping malls or the success of existing or new mall stores.

        The success of all of our mall stores will depend, in part, on the ability of each mall's anchor tenants, such as large department stores, other tenants and area attractions to generate consumer traffic in the vicinity of our stores, and the continuing popularity of malls as shopping destinations. Sales volume and mall traffic may be adversely affected by economic downturns in a particular area, the closing of anchor tenants or competition from non-mall retailers and other malls where we do not have stores.

Our success depends on our ability to identify and rapidly respond to fashion trends.

        The apparel industry is subject to rapidly changing fashion trends and shifting consumer demands. Accordingly, our success depends on the priority that our target customers place on fashion and our ability to anticipate, identify and capitalize upon emerging fashion trends. Our failure to anticipate, identify or react appropriately to changes in styles or trends could lead to, among other things, excess inventories and higher markdowns, as well as the decreased appeal of our brands.

The failure to retain our existing senior management team or to attract and retain highly skilled and qualified personnel could adversely affect our business.

        Our business requires disciplined execution at all levels of our organization in order to timely deliver and display fashionable merchandise in appropriate quantities in our stores. This execution requires experienced and talented management. We currently have a management team with a great deal of experience with us and in apparel retailing. If we were to lose the benefit of this experience and, in particular, if we were to lose the services of Dan Matthias, our Chairman and Chief Executive Officer, or Rebecca Matthias, our President and Chief Operating Officer, our business could be materially and adversely affected.

        In addition, as our business expands, we believe that our success will depend greatly on our continued ability to attract and retain highly skilled and qualified personnel. There is a high level of competition for personnel in the retail industry. The inability to meet our staffing requirements in the future at costs that are favorable to us, or at all, could impair our ability to increase revenue and could otherwise harm our business.

Our quarterly operating results and inventory levels may fluctuate as a result of seasonality in the maternity clothing industry.

        Our business, like that of other retailers, is seasonal. Results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. A significant portion of our net sales and profits are realized during the first and third fiscal quarters, corresponding to the holiday and spring selling seasons, respectively. Seasonal fluctuations also affect our inventory levels, as we usually order merchandise in advance of peak selling periods and sometimes before new fashion trends are confirmed by customer purchases. We must carry a significant amount of inventory, especially before the holiday and spring selling periods. If we are not successful in selling our inventory during this period, we may be forced to rely on markdowns or promotional sales to dispose of the excess inventory or we may not be able to sell the inventory at all, which could have a material adverse effect on our business and results of operations.

Our business depends on sustained demand for maternity clothing and is sensitive to economic conditions and consumer spending.

        Our business depends upon sustained demand for maternity clothing. Our future performance will be subject to a number of factors beyond our control, including demographic changes. If demand for maternity clothing were to decline for any reason, such as a decrease in the number of pregnancies, our operating results could be adversely affected.

        In addition, the specialty apparel retail business historically has been subject to cyclical variations. Consumer purchases of specialty apparel products, including maternity wear, may decline during recessionary periods and at other times when disposable income is lower. A prolonged economic downturn could have a material adverse impact on our business and results of operations.

Our market share may be adversely impacted at any time by a significant number of competitors.

        We operate in a highly competitive environment characterized by low barriers to entry. We compete against department stores, specialty retail chains, discount stores, independent retail stores and catalog and Internet-based retailers. In the value-priced maternity apparel business, we face competition from retailers such as JC Penney, Kmart, Kohl's, Target, Sears and Wal-Mart, as well as web-based maternity operations, including those of Gap and Old Navy. Gap and Old Navy also currently offer a selection of maternity clothes in selected stores, and the former has announced plans to carry a selection of maternity clothes in certain of its Baby Gap stores. Many of our competitors are larger and have substantially greater financial and other resources than us. Our market share and results of operations may be adversely affected by this competition, including the potential for increased competition in the future.

If an independent manufacturer violates labor or other laws, or is accused of violating any such laws, or if their labor practices diverge from those generally accepted as ethical, it could harm our business and brand image.

        While we maintain policies and guidelines with respect to labor practices that independent manufacturers that produce goods for us are contractually required to follow, and while we have an independent firm inspect these manufacturing sites to monitor compliance, we cannot control the actions of such manufacturers or the public's perceptions of them, nor can we assure that these manufacturers will conduct their businesses using ethical or legal labor practices. Apparel companies can be held jointly liable for the wrongdoings of the manufacturers of their products. We do not control the manufacturers' business practices or their employees' employment conditions and manufacturers act in their own interest; they may act in a manner that results in negative public perceptions of us, and/or employee allegations against us or court determinations that we are jointly liable.

Our earnings would decline if we write off goodwill.

        As a result of purchase accounting for our various acquisitions, we have accumulated a substantial amount of goodwill, amounting to $52.7 million as of September 30, 2002. Following our adoption of new accounting standards effective October 1, 2001, goodwill and other intangible assets with indefinite lives are not amortized, but rather tested for impairment annually. If we determine in the future that impairment has occurred, we would be required to write off the impaired portion of goodwill, which could substantially reduce our earnings and result in a substantial decline in the price of our common stock.

We may be unable to protect our trademarks and other intellectual property.

        We believe that our trademarks and service marks are important to our continued success and our competitive position due to their recognition with our customers. We devote substantial resources to the establishment and protection of our trademarks and service marks. We are not aware of any pending claims of infringement or challenges to our right to use any of our trademarks and service marks in the United States. Although we actively protect our intellectual property, there can be no assurance that the actions that we have taken to establish and protect our trademarks, service marks and other intellectual property, including our rights in our management information systems, will be adequate to prevent imitation of our marks, products or services by others or to prevent others from seeking to block sales of our products as a violation of their trademarks, service marks or other proprietary rights. Also, others may assert rights in, or ownership of, our trademarks and other proprietary rights and we may not be able to successfully resolve these types of conflicts. In addition, the laws of certain foreign countries may not protect our trademarks and proprietary rights to the same extent as do the laws of the United States.

War or acts of terrorism or the threat of either may negatively impact availability of merchandise and otherwise adversely impact our business.

        In the event of war or acts of terrorism, or if either is threatened, our ability to obtain merchandise available for sale in our stores may be negatively affected. A substantial portion of our merchandise is imported from other countries. If goods become difficult or impossible to import into the United States, and if we cannot obtain such merchandise from other sources at similar costs, our sales and profit margins may be adversely affected. In the event that commercial transportation is curtailed or substantially delayed, our business may be adversely impacted, as we may have difficulty shipping merchandise to our distribution facility and stores, as well as fulfilling catalog and website orders.

Our substantial indebtedness could adversely affect our financial health which would prevent us from fulfilling our obligations under our senior notes.

        We have a significant amount of indebtedness. As of September 30, 2002, we had $128.3 million of debt outstanding, including $4.9 million of secured debt.

        Our substantial indebtedness could have important consequences. For example, it could:

  •
  increase our vulnerability to general adverse economic and industry conditions;

  •
  require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to implement our growth strategy, or to fund working capital, capital expenditures and other general corporate needs;

  •
  limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

  •
  result in higher interest expense in the event of increases in interest rates as some of our debt is, and will continue to be, at variable rates of interest;

  •
  place us at a competitive disadvantage compared to our competitors that have less debt;

  •
  limit our ability to borrow additional funds;

  •
  make it more difficult for us to open new stores or improve or expand existing stores;

  •
  restrict our ability to pay dividends or make distributions to our stockholders;

  •
  require us to pledge all or substantially all of our assets as collateral to secure indebtedness; and

  •
  make it more difficult for us to pursue strategic acquisitions, alliances and partnerships.

        If we are unable to meet our expenses and debt obligations, we may need to refinance all or a portion of our indebtedness before the scheduled maturity dates of such debt, sell assets or raise equity. On such maturity dates, we may need to refinance our indebtedness if our operations do not generate enough cash to pay such indebtedness in full and if we do not raise additional capital. Our ability to refinance will depend on the capital markets and our financial condition at such time. We cannot assure you that we would be able to refinance any of our indebtedness, sell assets or raise equity on commercially reasonable terms or at all, which could cause us to default on our obligations and impair our liquidity.

Despite our level of indebtedness, we and our subsidiaries will be able to incur substantially more debt.

        We and our subsidiaries will be able to incur substantial additional debt in the future. As of September 30, 2002, we had $52.3 million available for additional borrowing under our credit facility. In addition, although the indenture governing the New Senior Notes and the terms of our credit facility contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial.

The terms of our debt instruments impose financial and operating restrictions.

        Our credit facility and the indenture governing the New Senior Notes contain restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. These covenants limit or restrict, among other things, our ability to:

  •
  incur additional indebtedness;

  •
  pay dividends or make other distributions in respect of our equity securities, or purchase or redeem capital stock, or make certain investments;

  •
  permit any restriction on the ability of our subsidiaries to pay dividends, make loans or transfer assets to us;

  •
  sell assets, including the capital stock of our subsidiaries;

  •
  enter into any transactions with our affiliates;

  •
  transfer any capital stock of any subsidiary or permit any subsidiary to issue capital stock;

  •
  create liens;

  •
  enter into certain sale/leaseback transactions; and

  •
  effect a consolidation or merger or transfer of all or substantially all of our assets.

        These limitations and restrictions may adversely affect our ability to finance our future operations or capital needs or engage in other business activities that may be in our best interests. In addition, our ability to borrow under our credit facility is subject to borrowing base requirements. If we breach any of the covenants in our credit facility or our indenture, we may be in default under our credit facility or our indenture. If we default, the holders of the New Senior Notes or the lender under our credit facility could declare all borrowings owed to them, including accrued interest and other fees, to be due and payable.

Our share price may be volatile and could decline substantially.

        The market price of our common stock has been, and is expected to continue to be, volatile, both because of actual and perceived changes in our financial results and prospects and because of general volatility in the stock market. The factors that could cause fluctuations in our share price may include, among other factors discussed in this section, the following:

  •
  actual or anticipated variations in the financial results and prospects of our business or other companies in the retail business;

  •
  changes in financial estimates by Wall Street research analysts;

  •
  actual or anticipated changes in the United States economy or the retailing environment;

  •
  changes in the market valuations of other specialty apparel or retail companies; and

  •
  announcements by us or our competitors.

Our charter documents contain certain anti-takeover provisions, and we are entitled to certain other protective provisions under Delaware law.

        We are a Delaware corporation and the anti-takeover provisions of Delaware law impose various impediments to the ability of a third party to acquire control of our company, even if a change of control would be beneficial to our existing stockholders. We also have adopted a stockholder rights plan, commonly known as a "poison pill," that entitles our stockholders to acquire additional shares of our company, or a potential acquirer of our company, at a substantial discount to their market value in the event of an attempted takeover. In addition, our amended and restated certificate of incorporation and by-laws may discourage, delay or prevent a merger or acquisition involving our company that our stockholders may consider favorable by, among other things:

  •
  authorizing the issuance of preferred stock, the terms of which may be determined at the discretion of our Board of Directors;

  •
  restricting the ability of stockholders to call special meetings of stockholders;

  •
  providing for a classified Board of Directors, with staggered three-year terms; and

  •
  establishing advance notice requirements for nominations for election to the Board of Directors or for proposing matters that can be acted on by stockholders at meetings.

        The provisions which we have summarized above may reduce the market value of our common stock.

We do not expect to pay cash dividends in the foreseeable future.

        We have not paid any cash dividends on our common stock since our initial public offering and do not anticipate paying cash dividends on our common stock in the foreseeable future. In addition, the terms of our New Senior Notes significantly restrict our ability to declare or pay dividends on our common stock. Further, our credit facility prohibits us from declaring or paying dividends. Even if we were not prohibited by our credit facility or restricted under the terms of our New Senior Notes from being able to pay dividends, any future payment of dividends would still be at the discretion of our Board of Directors and will be based upon certain restrictive financial covenants, earnings, capital requirements and our financial condition, among other factors, at the time any such dividend is considered.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        Mothers Work, Inc. is exposed to market risk from changes in interest rates. We have not entered into any market risk sensitive instruments for trading purposes. The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market interest rates. The range of changes presented reflects our view of changes that are reasonably possible over a one-year period.

        At September 30, 2002, the principal components of our debt portfolio were the $125.0 million of New Senior Notes due 2010 and the $60 million credit facility, both of which are denominated in U.S. dollars. The fair value of the debt portfolio is referred to as the "debt value." The New Senior Notes bear interest at a fixed rate of 11 1/4%. While a change in market interest rates would not affect the interest incurred or cash flow related to this fixed rate portion of the debt portfolio, the debt value would be affected.

        Our revolving credit facility carries a variable interest rate that is tied to market indices. At September 30, 2002, we had no direct borrowings and $3.1 million of letters of credit outstanding under our credit facility (plus an additional $4.4 million of letters of credit outstanding under a special purpose letter of credit facility). Borrowings under the credit facility would have borne interest at the rate of approximately 4.75% per annum as of September 30, 2002. Any future borrowings under the credit facility would, to the extent of outstanding borrowings, be affected by changes in market interest rates. A change in market interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the value of the financial instrument.

        The sensitivity analysis as it relates to the fixed portion of our debt portfolio assumes an instantaneous 100 basis point move in interest rates from their levels at September 30, 2002, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the value of the debt by approximately $6.2 million at September 30, 2002. A 100 basis point decline in market interest rates would cause the debt value to increase by approximately $6.6 million at September 30, 2002.

        Based on the variable rate debt included in our debt portfolio at September 30, 2002, a 100 basis point increase in interest rates would result in additional interest incurred for the year of less than $0.1 million. A 100 basis point decrease in interest rates would correspondingly lower our interest expense for the year by less than $0.1 million.

        Other than as described above, we do not believe that the market risk exposure on other financial instruments is material.

Item 8. Financial Statements and Supplementary Data

        Our consolidated financial statements appear on pages F-1 through F-35, as set forth in Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        On June 4, 2002, we dismissed Arthur Andersen LLP ("Arthur Andersen") as our independent public accountants. On June 6, 2002, we engaged KPMG LLP ("KPMG") to serve as our independent public accountants for the fiscal year 2002. The appointment of KPMG was effective immediately. The decision by the Board of Directors to replace Arthur Andersen with KPMG was based on the recommendation of our Audit Committee and approved by our Board of Directors.

        Arthur Andersen's reports on our consolidated financial statements for each of fiscal 2000 and fiscal 2001 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

        During fiscal 2000 and fiscal 2001, and through June 4, 2002, there were no disagreements with Arthur Andersen on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to Arthur Andersen's satisfaction, would have caused them to make reference to the subject matter in connection with their report on our consolidated financial statements for such years; and there were no reportable events as defined in Item 304 (a)(1)(v) of Regulation S-K.

        During fiscal 2000 and fiscal 2001 and through June 4, 2002, we did not consult KPMG with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, or any other matters or reportable events as set forth in Items 304 (a)(2)(i) and (ii) of Regulation S-K.

        We provided both Arthur Andersen and KPMG with a copy of the foregoing disclosures.

PART III.

Item 10. Directors and Executive Officers of the Registrant

        Information concerning directors, appearing under the caption "Election of Directors" in our Proxy Statement (the "Proxy Statement") filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders scheduled to be held on February 7, 2003, and information concerning executive officers, appearing under the caption "Item 1. Business—Executive Officers of the Company" in Part I of this Form 10-K, are incorporated herein by reference in response to this Item 10.

Item 11. Executive Compensation

        The information contained in the Proxy Statement in the section titled "Compensation Committee Report on Executive Compensation" with respect to executive compensation, and in the section entitled "Compensation of Directors" with respect to director compensation, is incorporated herein by reference in response to this Item 11.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information contained in the section titled "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement, with respect to security ownership of certain beneficial owners and management, and in the section entitled "Summary of All Existing Equity Compensation Plans," with respect to securities authorized for issuance under equity compensation plans, is incorporated herein by reference in response to this Item 12.

Item 13. Certain Relationships and Related Transactions

        The information contained in the section titled "Certain Transactions" of the Proxy Statement, with respect to certain relationships and related transactions, is incorporated herein by reference in response to this Item 13.

Item 14. Controls and Procedures

        We carried out an evaluation under the supervision and with the participation of our internal review committee and our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the date of filing this Annual Report on Form 10-K (the "Evaluation Date"). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports was recorded, processed, summarized and reported within the applicable time periods. Since the Evaluation Date, there have been no significant changes to our internal controls or, to our knowledge, in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)
(1)    Financial Statements

    The financial statements listed in the accompanying Index to Consolidated Financial Statements are filed as part of this Form 10-K, commencing on page F-1.

  (2)
  Schedules

    None.

  (3)
  Exhibits

Exhibit No.	Description
*3.1
Amended and Restated Certificate of Incorporation of the Company (effective March 10, 1993) (Exhibit 3.3 to the Company's Registration Statement on Form S-1, Registration No. 33-57912, dated February 4, 1993 (the "1993 Registration Statement") ).
*3.2	By-Laws of the Company (Exhibit 3.5 to the Company's Annual Report on Form 10-K for the year ended September 30, 1993 (the "1993 Form 10-K")).
*4.1
Specimen certificate representing shares of the Company's common stock with legend regarding Preferred Stock Purchase Rights (Exhibit 4.2 to the Company's Current Report on Form 8-K dated October 12, 1995).
*4.2	Amended and Restated Rights Agreement, dated as of March 17, 1997, between the Company and StockTrans, Inc. (Exhibit 4.2 to the Company's Current Report on Form 8-K dated March 17, 1997).
*4.3
Amendment No. 1, dated as of June 4, 1997, to the Amended and Restated Rights Agreement, dated as of March 17, 1997, between the Company and StockTrans, Inc. (Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).
*4.4
Amendment No. 2 to the Amended and Restated Rights Agreement dated October 24, 2001, between the Company and StockTrans, Inc. (Exhibit 4.8 to the Company's Current Report on Form 8-K dated October 24, 2001).
*4.5	Amendment No. 3 to the Amended and Restated Rights Agreement dated June 4, 2002, between the Company and StockTrans, Inc. (Exhibit 4.9 to the Company's Current Report on Form 8-K dated June 4, 2002).
*4.6
Indenture dated as of August 5, 2002, among the Company and Cave Springs, Inc., eSpecialty Brands, LLC, Dan Howard Industries, Inc., and Mother's Stores, Inc., as guarantors, and J.P. Morgan Trust Company, National Association, a national banking association, as Trustee (Exhibit 4.11 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (the "June 2002 10-Q")).
*10.1
Registration Rights and Right of Co-Sale Agreement dated as of May 4, 1992 among the Company, Dan W. Matthias, Rebecca C. Matthias, Meridian Venture Partners, Penn Janney Fund, Inc., Apex Investment Fund, L.P., Meridian Capital Corp., Butcher & Singer/Keystone Venture II, L.P., G-2 Family Partnership, PIISC—Penn Venture Fund, John L. Plummer, Gail G. Davis, Milton S. Stearns Jr., Trustee U/D/T dated 12/20/88, Stevan Simich, Growth Investors, George P. Keeley, Robert E. Brown Jr., Bruce II. Hooper, John J. Serrell, Charles G. Schiess, Terence Kavanagh and Michael B. Staebler (Exhibit 10.8 to the 1993 Registration Statement).
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
*10.5
Registration Rights Agreement dated as of August 1, 1995 among the Company and Morgan Stanley & Co. Incorporated, Wheat, First Securities, Inc. and Janney Montgomery Scott Inc. (Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995).
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
*10.9
Distribution Agreement dated as of April 25, 1996 among Toppy International Limited, T3 Acquisition, Inc. and the Company (Exhibit 10.2 to the Company's Current Report on Form 8-K dated June 17, 1996).
*10.10
Residential Lease dated as of June 28, 1996 between the Company and Daniel & Rebecca Matthias (Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended September 30, 1996 (the "1996 Form 10-K")).
*10.11	Note dated as of February 14, 1996 from the Company to PIDC Local Development Corporation (Exhibit 10.29 to the 1996 Form 10-K).
*10.12	Installment Sale Agreement dated as of April 4, 1996 by and between PIDC Financing Corporation and the Company (Exhibit 10.30 to the 1996 Form 10-K).
*10.13	Open-ended Mortgage dated as of April 4, 1996 between PIDC Financing Corporation and the Pennsylvania Industrial Development Authority ("PIDA") (Exhibit 10.31 to the 1996 Form 10-K).
*10.14	Loan Agreement dated as of April 4, 1996 by and between PIDC Financing Corporation and PIDA (Exhibit 10.32 to the 1996 Form 10-K).
*10.15
Loan & Security Agreement dated as of April 24, 1998 by and among Mothers Work, Inc., Cave Springs, Inc. and Fleet Capital Corporation (Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).
*10.16
Registration Rights Agreement, dated as of June 9, 1998, by and among the Company and certain of the Selling Stockholders (Exhibit 4.1 to the Company's Registration Statement on Form S-3, Registration No. 333-59309, dated July 17, 1998).
*10.17	1987 Stock Option Plan (as amended and restated) (Exhibit 4.1 to the Company's Registration Statement on Form S-8, Registration No. 333-59529, dated July 21, 1998).
*10.18
Asset Transfer Agreement dated as of August 31, 1998 by and between the Company, T3 Acquisition, Inc. and The Wet Seal, Inc. (Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended September 30, 1998).

*10.19
Amendment to Loan and Security Agreement dated as of April 11, 2000 by and among, Mothers Work Inc., Cave Springs, Inc. and Fleet Capital Corporation (Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).
†*10.20
Consulting Agreement and Severance Agreement dated as of April 16, 2001 between the Company and Don W. Ochs. (Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended September 30, 2001).
*10.21
Agreement and Plan of Merger, dated October 15, 2001 (the "Merger Agreement"), by and among the Company, iMaternity Acquisition Corp., eSpecialty Brands, LLC, Maternity Holding Corporation, James R. Kirsch, William S. Kirsch, Daniel S. Kirsch, as Trustee of the Daniel S. Kirsch Trust dated October 8, 1986, Centre Capital Investors III, L.P., Centre Capital Individual Investors III, L.P., Centre Capital Offshore Investors III, L.P., Centre Capital Tax-Exempt Investors III, L.P. and Centre Partners Coinvestment III, L.P. (Exhibit 2.1 to the Company's Current Report on Form 8-K dated October 17, 2001 (the "October 2001 Form 8-K")).
*10.22	Form of Warrant to Purchase Common Stock, dated October 17, 2001, issued by the Company to each of the sellers under the Merger Agreement (Exhibit 4.10 to the October 2001 Form 8-K).
*10.23
Additional Borrower Joinder Supplement dated October 17, 2001 of Dan Howard Industries, Inc., eSpecialty Brands, LLC and Mother's Stores, Inc. joining that certain Loan and Security Agreement dated as of April 24, 1998, as amended, among the Company, Cave Springs, Inc. and Fleet Capital Corporation (Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2001).
*10.24
Second Amendment to Loan and Security Agreement dated August 5, 2002, by Mothers Work, Inc., Cave Springs, Inc., eSpecialty Brands, LLC, Mother's Stores, Inc. and Dan Howard Industries, Inc. and Fleet Capital Corporation (Exhibit 10.20 to the Company's June 2002 10-Q).
21	Subsidiaries of the Company.
23	Consent of KPMG LLP.
99.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of the Senior Vice President — Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Incorporated by reference.
†Management contract or compensatory plan or arrangement.
(b)	The following is a list of Current Reports on Form 8-K filed during the fourth quarter of fiscal 2002:

        The Company filed a Current Report on Form 8-K dated July 11, 2002 under Item 5—Other Events relating to the Company's announcement that it had commenced a cash tender offer to purchase all of its outstanding 12 5/8% Senior Notes due 2005.

        The Company filed a Current Report on Form 8-K dated July 16, 2002 under Item 5—Other Events relating to the Company's announcement of its operating results for the third quarter of fiscal 2002.

        The Company filed a Current Report on Form 8-K dated July 26, 2002 under Item 5—Other Events relating to the Company's announcement that it had received the requisite consents from the holders of its 12 5/8% Senior Notes due 2005 to amend the indenture under which the Notes were issued.

        The Company filed a Current Report on Form 8-K dated August 6, 2002 under Item 5—Other Events relating to the Company's announcement that it had entered into a settlement and release agreement to resolve issues with the sellers of the iMaternity business acquired in October 2001. These issues related to claims for amounts owed by iMaternity that had not been disclosed to the Company by the sellers prior to the closing.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Philadelphia, Commonwealth of Pennsylvania, on the 30th day of December, 2002.

MOTHERS WORK, INC.
By:	/s/ DAN W. MATTHIAS Dan W. Matthias Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
By:	/s/ EDWARD M. KRELL Edward M. Krell Senior Vice President—Chief Financial Officer (Principal Financial and Accounting Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on December 30, 2002, in the capacities indicated:

/s/ DAN W. MATTHIAS Dan W. Matthias	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)
/s/ REBECCA C. MATTHIAS Rebecca C. Matthias	President, Chief Operating Officer and Director
/s/ EDWARD M. KRELL Edward M. Krell	Senior Vice President—Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ ELAM M. HITCHNER, III Elam M. Hitchner, III	Director
/s/ DAVID SCHLESSINGER David Schlessinger	Director
/s/ WILLIAM A. SCHWARTZ, JR. William A. Schwartz, Jr.	Director
/s/ STANLEY C. TUTTLEMAN Stanley C. Tuttleman	Director

CERTIFICATIONS

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

        I, Dan W. Matthias, certify that:

    1.
    I have reviewed this annual report on Form 10-K of Mothers Work, Inc.

    2.
    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

    3.
    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

    4.
    The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a)
    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b)
    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c)
    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5.
    The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

    a)
    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b)
    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6.
    The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

December 30, 2002 Date	/s/ DAN W. MATTHIAS Dan W. Matthias Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

        I, Edward M. Krell, certify that:

    1.
    I have reviewed this annual report on Form 10-K of Mothers Work, Inc.

    2.
    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

    3.
    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

    4.
    The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a)
    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b)
    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c)
    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5.
    The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

    a)
    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b)
    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6.
    The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

December 30, 2002 Date	/s/ EDWARD M. KRELL Edward M. Krell Senior Vice President—Chief Financial Officer

MOTHERS WORK, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

INDEPENDENT AUDITORS' REPORT

The Board of Directors
Mothers Work, Inc.:

        We have audited the accompanying consolidated balance sheets of Mothers Work, Inc. and subsidiaries as of September 30, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended September 30, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mothers Work, Inc., and subsidiaries as of September 30, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 2 to the consolidated financial statements, effective October 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

                      /s/ KPMG LLP

Philadelphia, Pennsylvania
November 11, 2002

MOTHERS WORK, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30,
	2002	2001
ASSETS
Current Assets
Cash and cash equivalents	$14,759	$10,358
Trade receivables	4,839	4,726
Inventories	76,830	73,090
Deferred income taxes	8,888	2,278
Prepaid expenses and other current assets	5,126	4,404

Total current assets	110,442	94,856
Property, Plant and Equipment, net	50,460	46,025
Assets Held for Sale	1,200	—
Other Assets
Goodwill, net of accumulated amortization of $14,355 and $14,355	52,677	29,886
Deferred financing costs, net of accumulated amortization of $465 and $2,788	4,467	1,640
Other intangible assets, net of accumulated amortization of $2,249 and $1,952	1,199	1,295
Deferred income taxes	11,831	10,858
Other non-current assets	1,009	617

Total other assets	71,183	44,296

	$233,285	$185,177

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Line of credit borrowings	$—	$32,229
Current portion of long-term debt	369	434
Accounts payable	20,110	13,244
Accrued expenses and other current liabilities	32,045	16,440

Total current liabilities	52,524	62,347
Long-Term Debt	127,913	96,179
Accrued Dividends on Preferred Stock	—	7,055
Deferred Rent	5,343	4,855
Series C Cumulative Redeemable Preferred Stock	—	—
Commitments and Contingencies (Note 13)
Stockholders' Equity
Preferred Stock, 2,000,000 shares authorized
Series A cumulative convertible preferred stock, $.01 par value, $280.4878 stated value; 41,000 shares authorized and issued; 0 and 38,409 shares outstanding, respectively (liquidation value of $0 and $17,828, respectively)	—	10,773
Series B junior participating preferred stock, $.01 par value; 10,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value; 10,000,000 shares authorized, 5,179,901 and 3,480,122 shares issued and outstanding, respectively	52	35
Additional paid-in-capital	63,623	26,949
Accumulated deficit	(16,170)	(23,016)

Total stockholders' equity	47,505	14,741

	$233,285	$185,177

The accompanying notes are an integral part of these consolidated financial statements.

MOTHERS WORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended September 30,
	2002	2001	2000
Net sales	$453,159	$388,306	$366,283
Cost of goods sold	211,689	194,320	183,300

Gross profit	241,470	193,986	182,983
Selling, general and administrative expenses	207,728	172,795	157,809

Operating income	33,742	21,191	25,174
Interest expense, net	(13,961)	(14,867)	(15,877)
Other income	—	594	—

Income before income taxes and extraordinary item	19,781	6,918	9,297
Income tax provision	7,358	3,456	4,249

Net income before extraordinary item	12,423	3,462	5,048
Extraordinary loss on early extinguishment of debt, net of tax benefit of $880 in fiscal 2002	1,635	—	—

Net income	10,788	3,462	5,048
Dividends on preferred stock	3,942	1,491	1,389

Net income available to common stockholders	$6,846	$1,971	$3,659

Income per share—Basic
Before extraordinary item	$2.17	$0.57	$1.06
Extraordinary loss	(0.42)	—	—

Income per share—Basic	$1.75	$0.57	$1.06

Average shares outstanding—Basic	3,914	3,456	3,443

Income per share—Diluted
Before extraordinary item	$1.99	$0.55	$1.01
Extraordinary loss	(0.38)	—	—

Income per share—Diluted	$1.61	$0.55	$1.01

Average shares outstanding—Diluted	4,261	3,605	3,641

The accompanying notes are an integral part of these consolidated financial statements.

MOTHERS WORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)

	Series A Cumulative Convertible Preferred Stock	Common Stock
		Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance September 30, 1999	$11,500	3,446	$34	$26,180	$(28,646)	$9,068
Exercise of stock options	—	24	—	202	—	202
Purchase and retirement of common stock	—	(18)	—	(179)	—	(179)
Preferred stock dividends	—	—	—	—	(1,389)	(1,389)
Net income	—	—	—	—	5,048	5,048

Balance September 30, 2000	11,500	3,452	34	26,203	(24,987)	12,750
Exercise of stock options	—	2	—	20	—	20
Preferred stock conversions	(727)	26	1	726	—	—
Preferred stock dividends	—	—	—	—	(1,491)	(1,491)
Net income	—	—	—	—	3,462	3,462

Balance September 30, 2001	10,773	3,480	35	26,949	(23,016)	14,741
Exercise of stock options and warrants	—	420	4	3,055	—	3,059
Preferred stock conversions	(3,224)	115	1	3,223	—	—
Issuance of warrants, net of repurchases	—	—	—	311	—	311
Issuance of common shares, net of issuance costs	—	1,165	12	28,411	—	28,423
Redemption of Series A Preferred Stock	(7,549)	—	—	—	—	(7,549)
Tax benefit of stock option exercises	—	—	—	1,674	—	1,674
Preferred stock dividends	—	—	—	—	(3,942)	(3,942)
Net income	—	—	—	—	10,788	10,788

Balance September 30, 2002	$—	5,180	$52	$63,623	$(16,170)	$47,505

The accompanying notes are an integral part of these consolidated financial statements.

MOTHERS WORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended September 30,
	2002	2001	2000
Cash Flows from Operating Activities
Net income	$10,788	$3,462	$5,048
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,496	11,915	11,951
Loss on impairment of long-lived assets	250	64	—
Accretion of discount on notes	1,035	194	173
Deferred income tax provision	5,541	536	4,136
Tax benefit of stock option exercises	1,674	—	—
Amortization of deferred financing costs	1,670	499	481
Provision for deferred rent	488	7	556
Changes in assets and liabilities:
Decrease (increase) in —
Trade receivables	70	(893)	(1,263)
Inventories	2,428	2,657	(793)
Prepaid expenses and other assets	627	(1,300)	28
Increase (decrease) in —
Accounts payable and accrued expenses	(5,589)	2,366	(1,694)

Net cash provided by operating activities	28,478	19,507	18,623

Cash Flows from Investing Activities
Acquisition of iMaternity, net of cash acquired	574	—	—
Capital expenditures	(9,839)	(12,212)	(13,619)
Disposal of property, plant and equipment	175	639	—
Purchase of intangible assets	(201)	(554)	(209)

Net cash used in investing activities	(9,291)	(12,127)	(13,828)

Cash Flows from Financing Activities
Increase (decrease) in line of credit borrowings	(32,229)	1,681	(1,455)
Increase (decrease) in cash overdrafts	1,647	(1,256)	(718)
Proceeds from issuance of long-term debt, net of issuance costs	119,144	—	—
Repayment of long-term debt	(94,979)	(543)	(709)
Repayment of debt assumed in acquisition of iMaternity	(8,892)	—	—
Proceeds from issuance of common stock, net of issuance costs	28,633	—	—
Repurchase of common stock	—	—	(179)
Repurchase of warrants	(563)	—	—
Redemption of Series A Preferred Stock	(9,716)	—	—
Repurchase of Series C Preferred Stock	(20,890)	—	—
Proceeds from exercise of stock options and warrants	3,059	20	202

Net cash used in financing activities	(14,786)	(98)	(2,859)

Net Increase in Cash and Cash Equivalents	4,401	7,282	1,936
Cash and Cash Equivalents, Beginning of Year	10,358	3,076	1,140

Cash and Cash Equivalents, End of Year	$14,759	$10,358	$3,076

The accompanying notes are an integral part of these consolidated financial statements.

MOTHERS WORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS

        Mothers Work, Inc., incorporated in Delaware in 1982, is a specialty designer and retailer of maternity clothing. The Company operated 909 retail store locations at September 30, 2002, including 146 leased departments, throughout the United States and Canada.

        On October 17, 2001, the Company completed the acquisition of eSpecialty Brands LLC, including its wholly-owned subsidiaries Dan Howard Industries, Inc., Mother's Stores, Inc., and Maternity Factory Warehouse Centre, Inc. (collectively referred to as "iMaternity"). This acquisition enabled the Company to expand into new geographic areas, or enhance its presence in areas already served (see Note 5).

        In August 2002, the Company completed a public offering of 1,165,000 shares of its common stock (plus an additional 100,000 shares sold in the offering by certain selling stockholders) at a price of $27.00 per share and issued $125.0 million of 11 1/4% senior notes due August 1, 2010 (the "New Senior Notes"). The Company received cash proceeds from the equity offering, net of issuance costs, of approximately $28.4 million (see Note 9). The Company received cash proceeds from the debt offering of approximately $118.9 million, net of issuance discount of $1.6 million and debt issuance costs (see Note 8). In conjunction with the equity offering, certain selling stockholders exercised stock options, which resulted in additional cash proceeds of approximately $0.6 million.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of Mothers Work, Inc., and its direct wholly-owned subsidiaries, eSpecialty Brands, LLC and Cave Springs, Inc. (collectively "Mothers Work" or the "Company"), as of September 30, 2002. All significant intercompany transactions and accounts have been eliminated in consolidation.

  Use of Estimates

        The preparation of financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make certain estimates and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Cash and Cash Equivalents

        Cash and cash equivalents include cash on hand, cash in the bank and short-term investments. Cash overdrafts of $4,073,000 and $2,426,000 were included in accounts payable at September 30, 2002 and 2001, respectively. The Company considers investments with an original maturity of three months or less when purchased to be cash equivalents.

        The Company maintains cash accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses from maintaining cash accounts in excess of such limits. Management believes that it is not exposed to any significant credit risks on its cash accounts.

  Inventories

        Inventories are valued at the lower of cost or market. Cost is determined by the "first-in, first-out" (FIFO) method. Inventories of goods manufactured by the Company include the cost of materials, freight, direct labor, and manufacturing and distribution overhead.

  Advertising Costs

        The Company expenses the costs of advertising when the advertising occurs, except for the costs associated with catalogs and brochures. The production costs for catalogs and brochures are deferred and amortized over a three to six month period corresponding to the expected period in which these items will be mailed. Advertising and catalog expenses were $7,580,000, $7,212,000 and $6,953,000 in fiscal 2002, 2001 and 2000, respectively.

  Property, Plant and Equipment

        Property, plant and equipment are stated at cost. Depreciation and amortization are computed for financial reporting purposes on a straight-line basis, using service lives ranging principally from five to ten years for furniture and equipment and forty years for the building. Leasehold improvements are amortized over the shorter of the estimated useful life or the lease term. The cost of assets sold or retired and the related accumulated depreciation or amortization are removed from the accounts with any resulting gain or loss included in net income. Maintenance and repairs are expensed as incurred except for the capitalization of major renewals and betterments that extend the life of the asset. Long-lived assets are reviewed for impairment whenever adverse events or changes in circumstances or business climate indicate that the carrying value may not be recoverable. Factors used in the valuation include, but are not limited to, management's plans for future operations, brand initiatives, recent operating results and projected cash flows. If the associated undiscounted cash flows are insufficient to support the recorded asset, an impairment is recognized to reduce the carrying value of the asset. The amount of the impairment loss is determined by comparing the discounted expected future cash flows with the carrying value. During fiscal 2002, the Company recorded write-downs of long-lived assets totaling $250,000 on a pre-tax basis.

  Goodwill, Intangible and Other Assets

        Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations. Prior to fiscal 2002, goodwill was amortized using the straight-line method over a period of 20 years. Effective October 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," and no longer amortizes goodwill. SFAS No. 142 requires that goodwill be tested for impairment at least annually or as impairment indicators arise. As of October 1, 2001, management determined that the Company had one reporting unit for purposes of applying SFAS No. 142 based on its reporting structure. The Company made its initial assessment of impairment for the transition period as of October 1, 2001 and again as of September 30, 2002. The fair value of the Company's single reporting unit at each of these dates was determined based on the then fair market value of the Company's outstanding common stock on a control basis. Based on this assessment, no impairment loss was recognized at either October 1, 2001 or September 30, 2002. The Company plans to perform an annual assessment for goodwill impairment at the end of each fiscal year or as impairment indicators arise.

        The following table reflects the adjustment to exclude goodwill amortization expense recognized in the prior periods as presented (in thousands, except per share amounts):

	For the Year Ended September 30,
	2002	2001	2000
Reported net income	$10,788	$3,462	$5,048
Add back goodwill amortization	—	2,207	2,216

Adjusted net income	10,788	5,669	7,264
Dividends on preferred stock	3,942	1,491	1,389

Adjusted net income available to common stockholders	$6,846	$4,178	$5,875

Income per share—Basic
Reported net income	$1.75	$0.57	$1.06
Goodwill amortization	—	0.64	0.65

Adjusted net income—Basic	$1.75	$1.21	$1.71

Income per share—Diluted
Reported net income	$1.61	$0.55	$1.01
Goodwill amortization	—	0.61	0.60

Adjusted net income—Diluted	$1.61	$1.16	$1.61

        A summary of changes in the carrying amount of goodwill for fiscal 2002 is as follows (in thousands):

Goodwill, net, at September 30, 2001	$29,886
Add: goodwill recorded in connection with the acquisition of iMaternity (see Note 5)	23,093
Less: adjustment to goodwill recorded prior to fiscal 2002	(302)

Goodwill, net, at September 30, 2002	$52,677

        In connection with the A Pea in the Pod acquisition on April 5, 1995 and the acquisition of Motherhood Maternity Shops, Inc. on August 1, 1995, which were accounted for under the purchase method of accounting, the Company recorded accrued expenses related to existing pre-acquisition contingencies. As of September 30, 2001, approximately $302,000 remained in accrued expenses, which is included in accrued expenses and other current liabilities in the accompanying Consolidated Balance Sheets. During fiscal 2002, as a result of the final resolution of the related pre-acquisition contingencies, the remaining accrual of $302,000 was written off against the related goodwill.

        Other intangible assets with definite useful lives, which primarily consist of lease acquisition costs, are amortized over the lease term (generally seven to ten years). Management reviews the carrying amount of these other intangible assets at each balance sheet date, or as impairment indicators arise, to assess the continued recoverability based on future undiscounted cash flows and operating results from the related asset, future asset utilization and changes in market conditions. At September 30, 2002, management does not believe that there has been any impairment to the carrying value of these other intangible assets. The Company has not identified any unamortizable other intangible assets. Aggregate amortization expense of other intangible assets in fiscal 2002, 2001 and 2000 was $297,000, $215,000 and $278,000, respectively. Estimated amortization expense for the next five fiscal years is as follows (in thousands):

Fiscal Year
2003	$266
2004	$215
2005	$186
2006	$156
2007	$115

  Deferred Financing Costs

        Deferred financing costs are amortized over the term of the related debt using the effective interest method. For fiscal 2002, amortization of deferred financing costs was $1,670,000, of which $1,173,000 ($763,000 on an after-tax basis) represents the accelerated amortization of deferred financing costs in connection with the repayment of senior notes and is included in the "Extraordinary loss on early extinguishment of debt, net of tax benefit" in the accompanying Consolidated Statements of Operations. The remaining fiscal 2002 amortization of deferred financing costs of $497,000 and the amortization of deferred financing costs of $499,000 and $481,000 in fiscal 2001 and 2000, respectively, is included in interest expense in the accompanying Consolidated Statements of Operations (see Note 8).

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

  Income Taxes

        The Company utilizes the asset and liability method of accounting for income taxes as prescribed by SFAS No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

  Accounting for Stock-Based Compensation

        The Company accounts for stock-based compensation under the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation."

  Earnings per Share

        Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of outstanding common shares. Diluted earnings per share is computed based upon the weighted average number of outstanding common shares, after giving effect to the potential dilutive effect from the assumed exercise of common stock equivalents (i.e. stock options and warrants) as well as the assumed conversion of dilutive securities of the Company (including any convertible preferred stock and debt) (see Notes 8 and 9).

        The following summarizes those effects for the diluted earnings per share calculation (in thousands):

	2002	2001	2000
Average number of shares—Basic	3,914	3,456	3,443
Incremental shares from the assumed exercise of outstanding stock options and warrants	347	149	198

Average number of shares—Diluted	4,261	3,605	3,641

        Options to purchase 10,000, 499,955 and 587,321 shares of the Company's common stock were outstanding as of September 30, 2002, 2001 and 2000, respectively, but were not included in the computation of diluted earnings per share for fiscal 2002, 2001 and 2000, respectively, as their effect would have been antidilutive.

        The assumed conversion of the Series A Cumulative Convertible Preferred Stock (the "Series A Preferred Stock"), which was convertible into approximately 384,090 and 410,000 shares of common stock at September 30, 2001 and 2000, respectively, was determined to be antidilutive and was excluded from the earnings per share computation for all periods presented. The assumed conversion of the Company's subordinated notes (see Note 8), which were issued in fiscal 2001 and were convertible into approximately 33,100 shares of common stock at September 30, 2001, were also determined to be antidilutive. At September 30, 2002, there were no outstanding shares of Series A Preferred Stock or subordinated notes (see Notes 8 and 9).

        In October 2001, the Company issued warrants to purchase 350,000 shares of common stock to the sellers in the iMaternity acquisition. During fiscal 2002, the Company paid $562,500 to repurchase warrants issued to certain of the sellers to acquire 125,000 shares of common stock (see Note 11).

  Statements of Cash Flows

        In fiscal 2002, 2001 and 2000, the Company paid interest of $13,289,000, $14,288,000 and $15,127,000, respectively, and made income tax payments of $2,602,000, $394,000 and $494,000, respectively. Capital lease obligations totaling $511,000 were incurred with respect to new equipment leases in fiscal 2000 (none for fiscal 2002 and 2001).

  Internal Use Software

        The Company records the costs of computer software, inclusive of website development costs, in accordance with "Statement of Position" (SOP) 98-1, "Accounting for the Costs of Computer Software Development or Obtained for Internal Use" issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants. This statement requires that certain internal-use computer software costs be capitalized and amortized over the useful life of the asset. In fiscal 2002 and 2001, the Company capitalized approximately $104,000 and $177,000, respectively, of costs related to the development of internal-use software. In fiscal 2000, the Company expended an immaterial amount for the development of software for internal use, which was expensed as incurred.

  Shipping and Handling Fees and Costs

        The Company includes shipping and handling revenue earned from its catalog and e-commerce activities in net sales. Shipping and handling costs, which are included in cost of goods sold in the accompanying Consolidated Statements of Operations, include shipping supplies, related labor costs and third-party shipping costs.

  Other Income

        During the fourth quarter fiscal 2001, the Company negotiated buy-outs of two lease arrangements in connection with the planned closure of the two respective stores. Due to the level of the rental rates, the Company recognized income from the proceeds being paid under these buy-out agreements of $1,233,000 in the aggregate and wrote off related leasehold improvements and other costs of $639,000, resulting in a net gain of $594,000, which is included in other income in the accompanying Consolidated Statements of Operations.

  Extraordinary Loss

        In August 2002, as part of a refinancing, the Company repurchased its outstanding 12 5/8% senior notes and, in connection therewith, incurred $1.6 million of charges ($1.3 million non-cash), net of related income tax benefit, primarily consisting of the write off of debt discount and deferred financing costs which, pursuant to generally accepted accounting principles, was reported as "Extraordinary loss on early extinguishment of debt, net of tax benefit" in the Consolidated Statements of Operations.

  Business and Credit Risk

        Financial instruments, primarily cash and cash equivalents and accounts receivable potentially subject the Company to concentrations of credit risk. The Company would limit its credit risk associated with cash and cash equivalents by placing such investments in highly liquid funds. Receivables associated with third-party credit cards are processed by financial institutions, which are monitored for financial stability. The Company is dependent on key suppliers to provide sufficient quantities of inventory at competitive prices. No single supplier represented 10% or more of net purchases in fiscal 2002, 2001 and 2000. A majority of the Company's purchases were imported from 28 countries during fiscal 2002. Management believes that any event causing a disruption of imports from any specific country could be mitigated by moving production to readily available alternative sources.

  New Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies the criteria applicable to intangible assets acquired in a purchase method business combination in order for them to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives not be amortized, but instead should be tested for impairment at least annually. SFAS No. 142 further requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values and be reviewed for impairment. The Company adopted SFAS Nos. 141 and SFAS No. 142 effective July 1, 2001 and October 1, 2001, respectively. In adopting SFAS No. 142, as of October 1, 2001 the Company no longer amortizes goodwill and the Company performs impairment reviews at the end of each fiscal year or as impairment indicators arise.

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

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which establishes a single accounting model, based on the framework established in SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and Long-lived Assets to be Disposed Of," and resolves significant implementation issues related to SFAS No. 121. SFAS No. 144 superceded SFAS No. 121 and APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of a Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The Company is required to adopt SFAS No. 144 for the fiscal year ending September 30, 2003, however, early application is permitted. Management does not believe that the adoption of SFAS No. 144 will have a material impact on its financial position or results of operations.

        On April 30, 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"). The provisions of this statement that relate to the rescission of SFAS No. 4 shall be applied in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB Opinion No. 30 for classification as an extraordinary item shall be reclassified. Management intends to adopt the provisions of this new standard in fiscal 2003 and as a result, it will be necessary to reclassify the loss on the extinguishment of debt as additional interest expense for the period ended September 30, 2002.

While net income will not change, interest expense will increase by $2,515,000 and income tax provision will decline by $880,000.

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 supersedes Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity," and is effective for transactions initiated after December 31, 2002. Under SFAS No. 146, a company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. A liability is incurred when an event obligates the entity to transfer or use assets. Management does not expect the adoption of this statement to have a material impact on the Company's financial position or results of operations.

  Reclassifications

        Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

3. INVENTORIES

        Inventories at September 30 were as follows (in thousands):

	2002	2001
Finished goods	$64,889	$61,535
Work-in-progress	3,740	3,486
Raw materials	8,201	8,069

	$76,830	$73,090

4. PROPERTY, PLANT AND EQUIPMENT, NET

        Property, plant and equipment at September 30 was comprised of the following (in thousands):

	2002	2001
Land	$1,400	$1,400
Building and improvements	10,135	10,834
Furniture and equipment	34,197	27,166
Leasehold improvements	64,941	57,726

	110,673	97,126
Less: accumulated depreciation and amortization	(60,213)	(51,101)

	$50,460	$46,025

        During fiscal 2002 and 2001, the Company recorded pre-tax charges under SFAS No. 121 of approximately $250,000 and $64,000, respectively, related to the impairment of leasehold improvements and furniture and equipment at certain of its store locations.

        Assets held for sale at September 30, 2002 are not included in the above and relate to the manufacturing and warehouse facilities located in Costa Rica that were acquired in the purchase of iMaternity (see Note 5). These facilities were shut down during fiscal 2002 and are being marketed for sale.

5. ACQUISITION

        On October 17, 2001 (the "Acquisition Date"), the Company acquired iMaternity for $19,748,000, including transaction costs. The purchase price consisted of 302,619 shares of Series C Cumulative Redeemable Preferred Stock, (the "Series C Preferred Stock"), having an aggregate stated value of $19,500,000 and valued at an estimated $59.48 per share, or $17,999,000, as determined by an independent third party appraiser, detachable warrants to purchase 350,000 shares of the Company's common stock, at $22.50 per share, with an estimated fair value of $874,000 (see Note 11), and transaction costs of $875,000. The excess by which the stated value of the Series C Preferred Stock exceeded its carrying value was accreted to the earliest redemption date using the effective interest method. This accretion was recorded as dividends in the accompanying Consolidated Statements of Operations. Additionally, the holders of the Series C Preferred Stock were entitled to receive dividends at an annual rate of 8.625% of the stated value, compounded quarterly. On August 6, 2002, the Company repurchased all outstanding shares of the Series C Preferred Stock (see Note 9).

        The acquisition has been accounted for under the purchase method of accounting, and the results of operations of iMaternity are included in the Company's results of operations from the Acquisition Date. Prior period results have not been restated. Assets acquired and liabilities assumed have been recorded at their estimated fair values.

        Based on the allocation of purchase price, the application of the purchase method of accounting resulted in approximately $23,093,000 of excess purchase price over the estimated fair value of the net tangible assets acquired of $22,145,000 less assumed liabilities of $16,553,000 and costs to exit certain operations and locations of iMaternity of $8,937,000. The Company recognizes that certain identifiable intangible assets were acquired, primarily trademarks, trade names, and Internet domain names. However, as determined by an independent third party appraiser, based on the nature of the items and use within the Company's business and industry, no value was assigned to any of the identifiable intangibles. Accordingly, the excess purchase price has been assigned to goodwill.

        In connection with the purchase price allocation, the fair value of the acquired finished goods inventory was based on an estimate of the net realizable value of the inventory less estimated costs to dispose. A significant portion of the acquired inventory has been sold at substantial discounts in connection with store closures or required changes in assortment mix at the acquired stores to align with the Company's merchandising strategies.

        Additionally, as part of the purchase price allocation, the Company recorded $1,700,000 of vendor-related liabilities that were not disclosed by the sellers at the Acquisition Date. Further, there were amounts being claimed as due from iMaternity by a number of vendors. On August 6, 2002, the Company entered into a settlement and release agreement with the sellers to resolve these issues. Under the agreement, the Company and the sellers have mutually released each other from all claims relating to the accounts payable of the iMaternity business prior to the closing. Certain obligations of the Company and the iMaternity subsidiaries owed to the sellers in the amount of approximately $500,000, which arose prior to or in connection with the acquisition, have been terminated and were adjusted against goodwill during the fourth quarter of fiscal 2002. In August 2002, pursuant to the settlement and release agreement, the Company repurchased all outstanding shares of the Series C Preferred Stock held by the sellers for $20,890,000, which represented the stated value of the Series C Preferred Stock plus accrued dividends of $1,390,000, and repurchased 125,000 warrants issued to certain of the sellers for $562,500 (see Notes 9 and 11).

        At the Acquisition Date, iMaternity operated a total of 166 Dan Howard and Mothertime maternity clothing stores, including some under the trade name iMaternity, and the online iMaternity.com website. The Company developed a plan in conjunction with the acquisition to close approximately 92 iMaternity stores and convert the remaining acquired locations to the Company's existing store concepts of Motherhood and Mimi Maternity. Further, the plan included the shutdown of iMaternity's corporate headquarters and warehouse operation in Chicago, as well as its manufacturing and warehousing facilities in Costa Rica. In connection with the plan, the Company recorded severance costs for involuntarily terminated employees of the acquired business of $2,587,000, lease termination fees and related legal costs of $4,200,000, and accrued for other costs to be incurred to complete the exit activities of the acquired business totaling $2,150,000. Approximately 850 employees of the acquired business were expected to be terminated as part of the plan, consisting of 528 corporate and 322 store employees.

        During fiscal 2002, the Company closed 88 iMaternity stores, of which 75 were included as part of the 92 planned store closures. During fiscal 2002, the Company also closed the corporate headquarters and warehouse operation in Chicago, an internet-related development center in San Diego, California and other domestic warehousing warehousing facilities. The iMaternity manufacturing and warehousing operations in Costa Rica have been shut down and are being marketed for sale. The carrying values of the Costa Rican facilities were reduced to their estimated realizable values as of the Acquisition Date, which were determined based on a market survey received from an independent third party less estimated selling costs, and are accordingly classified as "Assets Held for Sale" in the accompanying Consolidated Balance Sheets. In accordance with its plan, the Company expects to close up to an additional 17 of the acquired iMaternity stores. The timing of the store closures is dependent upon the Company's ability to negotiate and complete the lease termination settlements. In connection with the

13 iMaternity stores closed during fiscal 2002 which were not included in the Company's plan at the Acquisition Date, the Company incurred charges of $328,000 in fiscal 2002 for lease termination settlements and asset write-offs which are included in selling, general and administrative expenses in the accompanying Consolidated Statements of Operations.

        In connection with the store closures and the shutdown of the various facilities as described above, the Company terminated 820 employees (524 corporate and 296 store employees), to whom $1,687,000 in accrued severance was paid out and charged against the liability during the year ended September 30, 2002. Included in the severance payouts are quarterly installments made on the non-compete covenant and severance arrangement with a former executive of iMaternity. As of September 30, 2002, the remaining severance accrual of $900,000 primarily reflects the balance of the non-compete and severance arrangement that is payable ratably over the next four years.

        A summary of the charges incurred and reserves recorded in connection with the iMaternity acquisition exit/restructuring activities during fiscal 2002 is as follows (in thousands):

	Adjustments and Reserves Recorded in Purchase Accounting	Charges	Balance as of September 30, 2002
Lease termination fees	$4,200	$1,470	$2,730
Severance	2,587	1,687	900
Exit and other costs	2,150	1,450	700

	8,937	$4,607	$4,330

Writedowns of property, plant and equipment	5,971

	$14,908

        The following table displays the net non-cash assets that were acquired as a result of the iMaternity acquisition (in thousands):

Non-cash assets (liabilities):
Inventory	$6,168
Property, plant and equipment	3,412
Deferred income taxes	11,450
Other current assets	541
Goodwill	23,093
Current liabilities, including transaction costs	(17,473)
Debt	(8,892)

Net non-cash assets acquired	18,299
Less: Preferred stock issued	(17,999)
Warrants issued	(874)

Cash acquired from the acquisition of iMaternity	$(574)

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

	For the Fiscal Year Ended September 30,
	2002	2001
	(in thousands, except per share amounts)
Revenue	$455,356	$436,653
Operating income	32,901	15,509
Net income (loss)	10,140	(635)
Net income (loss) available to common stockholders	6,111	(4,199)
Income (loss) per share—Basic	1.56	(1.21)
Income (loss) per share—Diluted	1.43	(1.21)

        The net sales in fiscal 2002 generated by the iMaternity-acquired stores that were closed during fiscal 2002 totaled approximately $5.7 million.

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

        At September 30, accrued expenses and other current liabilities were comprised of the following (in thousands):

	2002	2001
Salaries, wages and employee benefits	$7,686	$5,274
Income taxes payable	899	2,308
Interest	2,150	2,179
Sales taxes	1,998	1,763
Insurance	1,862	961
Rent	1,603	676
Audit and legal	1,129	648
Reserves recorded in iMaternity acquisition	4,330	—
Restructuring costs (see Note 14)	—	128
Remaining payout on redemption of Series A Preferred Stock	3,725	—
Accrued store construction costs	3,434	—
Other	3,229	2,503

	$32,045	$16,440

7. LINE OF CREDIT

        The Company has a $60 million credit facility maturing on September 15, 2004, which includes a $56.0 million borrowing base revolving line of credit and approximately $4 million to support a special purpose letter of credit facility. In October 2001, the credit facility was amended and restated primarily to permit the collateral base to include the assets that were acquired in the Company's purchase of iMaternity. On August 5, 2002, the Company further amended the credit facility to, among other things, permit the consummation of the debt and equity offerings and the use of proceeds thereof, and modify the covenants in order to increase the annual capital expenditures limit to $30.0 million and permit acquisitions, capital stock repurchases and early redemptions of senior notes within specified limits. The amendment also added an unused facility fee of 10 basis points per annum. Interest on borrowings outstanding is currently based on the lender's prime rate or, at the Company's election, an alternative rate of LIBOR plus 200 basis points for all or part of the direct borrowings outstanding. At September 30, 2002, there were no direct borrowings under the credit facility. Borrowings under the credit facility would have borne interest at the rate of approximately 4.75% per annum as of September 30, 2002. Amounts available for direct borrowings, net of letters of credit outstanding, are limited to the lesser of (a) the unused portion of the credit facility or (b) the Aggregate Adjusted Availability ("AAA") as defined in the agreement based on a percentage of eligible inventory, receivables and cash. The credit facility is secured by a security interest in the Company's accounts receivable, inventory, equipment, fixtures, cash and other assets. There are no financial covenant requirements in the agreement unless the AAA falls below $10.0 million. In such event, the Company would have to achieve minimum cash flow, as defined in the agreement, of not less than zero. During fiscal 2002, 2001 and 2000, the Company always exceeded the minimum required AAA. As of September 30, 2002, outstanding borrowings under the credit facility consisted of no direct borrowings and $3.1 million in letters of credit, with AAA and available borrowings of $52.3 million, compared to $32.2 million of direct borrowings, $4.1 million in letters of credit, AAA of $23.9 million, and available borrowings of $15.9 million as of September 30, 2001. In fiscal 2002, 2001 and 2000, the weighted average interest rates on the credit facility were 4.6%, 7.5% and 8.6%, respectively. In addition, pursuant to the special purpose letter of credit facility, as of September 30, 2002 the Company had an outstanding $3.4 million standby letter of credit to collateralize an outstanding industrial revenue bond and a $1.0 million letter of credit to collateralize a government mortgage note.

8. LONG-TERM DEBT

        The following table summarizes the Company's long-term debt at September 30 (in thousands):

	2002	2001
11 1/4% Senior Notes due 2010 (net of unamortized discount)	$123,418	$—
12 5/8% Senior Unsecured Exchange Notes due 2005 (net of unamortized discount)	—	90,984
Industrial Revenue Bond, interest is variable (2.0% at September 30, 2002), principal due annually through 2020 (collateralized by a $3.4 million standby letter of credit)	3,320	3,430
Government Mortgage Notes:
Interest at 3.0%, principal due monthly until 2011 (collateralized by a $1.0 million letter of credit and a second mortgage on certain property and equipment at the Company's headquarters)	1,264	1,389
Interest at 2.0%, principal due monthly until 2011 (collateralized by certain equipment at the Company's headquarters)	180	200
Capital lease obligations	100	279
Subordinated notes, interest at prime (6.0% at September 30, 2001)	—	331

	128,282	96,613
Less: current maturities	(369)	(434)

	$127,913	$96,179

Long-term debt maturities as of September 30, 2002 are as follows (in thousands):

Fiscal Year
2003	$369
2004	279
2005	288
2006	298
2007	313
2008 and thereafter	128,317
Less: unamortized discount	(1,582)

$128,282

        In August 2002, the Company repurchased the outstanding $92.0 million of 12 5/8% senior notes (the "Old Senior Notes") with a portion of the proceeds from the issuance of $125.0 million of 11 1/4% senior notes due 2010 (the "New Senior Notes") and 1,165,000 shares of common stock (see Note 9). The Company received net proceeds from the debt offering of approximately $118.9 million, net of issuance discount of $1.6 million and after deducting fees and expenses of the offering, of which approximately $0.3 million of offering expenses remained unpaid as of September 30, 2002 and is included in accrued expenses and other current liabilities in the accompanying Consolidated Balance Sheets. The Company used approximately $92.6 million of the net proceeds from the debt offering for the repurchase of the Old Senior Notes, including accrued and unpaid interest and related fees and expenses. In addition, the Company used approximately $2.6 million of the net proceeds from the debt offering for the repayment of subordinated notes that had been issued in lieu of cash dividends on shares of Series A Preferred Stock previously converted into common stock.

        The New Senior Notes are due August 1, 2010 and were issued at 98.719% of their face amount, resulting in an annual effective interest rate of 11.50%. Interest on the New Senior Notes is payable semi-annually in cash on February 1 and August 1, commencing on February 1, 2003. The New Senior Notes were issued by Mothers Work, are senior unsecured obligations of Mothers Work, and are unconditionally guaranteed on a senior basis by all of the Company's domestic subsidiaries (see Note 15). The New Senior Notes are redeemable at the Company's option, in whole or in part at any time on or after August 1, 2006 at 105.625% of their face amount, plus accrued and unpaid interest, declining ratably to 100% of their face amount, plus accrued and unpaid interest, on or after August 1, 2009. Additionally, prior to August 1, 2005, the Company may redeem, at its option, up to 35% of the aggregate principal amount of the New Senior Notes with the proceeds from equity offerings at 111.25% of their principal amount, plus accrued and unpaid interest, in accordance with the terms of the indenture of the New Senior Notes. The New Senior Notes impose certain restrictions on the Company's ability to, among other things, incur additional indebtedness, pay dividends, repurchase stock, and enter into other various types of transactions.

        During fiscal 2001, certain of the holders of the Series A Preferred Stock elected to convert 2,591 shares with a stated value of $727,000 into shares of common stock at an initial conversion rate equal to ten shares of common stock for each share of Series A Preferred Stock. The Company was restricted under the terms of the Old Senior Notes from paying cash dividends to the holders of the Series A Preferred Stock upon conversion. Accordingly, the Company issued $331,000 of subordinated notes in fiscal 2001, with unpaid interest compounding annually at the prime rate until paid. During fiscal 2002, a total of 11,496 shares of the Series A Preferred Stock with a stated value of approximately $3.2 million were converted into 114,955 shares of common stock. The Company was restricted under the terms of the Old Senior Notes from paying cash dividends to the holders of the Series A Preferred Stock upon conversion. As a result, the Company issued subordinated notes totaling $2,214,000 in fiscal 2002, with unpaid interest compounding annually at the prime rate until paid. The subordinated notes were convertible after August 1, 2003 into common stock in accordance with the terms of those notes. The subordinated notes, totaling approximately $2.6 million including accrued and unpaid interest, were repaid in full in August 2002 from a portion of the net proceeds from the debt offering.

        In connection with the issuance of the New Senior Notes in fiscal 2002, the Company incurred deferred financing costs of $4,497,000 which are being amortized, and included in interest expense, over the term of the New Senior Notes using the effective interest method. In connection with the repurchase of the Old Senior Notes in fiscal 2002, the Company wrote off the remaining deferred financing costs of $1,173,000 related to the Old Senior Notes, which was included on an after-tax basis ($763,000) in the "Extraordinary loss on early extinguishment of debt, net of tax benefit," in the accompanying Consolidated Statements of Operations.

9. COMMON AND PREFERRED STOCK

        In connection with the Motherhood acquisition on August 1, 1995, the Company issued 41,000 shares of Series A Preferred Stock with a stated value of $11.5 million. The holders of the Series A Preferred Stock were entitled to receive cash dividends, which were cumulative to the extent not paid, and compounded annually at 8.5% of the stated value. In addition, the Series A Preferred Stock was convertible into shares of common stock at specified conversion rates depending on the date of conversion. Pursuant to the optional redemption provisions of the Series A Preferred Stock, the Company redeemed all of the outstanding Series A Preferred Stock in August 2002 from the proceeds of the debt and equity offerings. At September 30, 2001, accrued dividends on the Series A Preferred Stock were $7,055,000 and were classified as long-term liabilities in the accompanying Consolidated Balance Sheets.

        In connection with the Rights Agreement dated March 17, 1997 (see Note 10), the Company authorized 10,000 shares of Series B Junior Participating Preferred Stock (the "Series B Preferred Stock"). The Series B Preferred Stock can be purchased in units equal to one one-thousandth of a share (the "Series B Units") under the terms of the Rights Agreement. The holders of the Series B Units are entitled to receive dividends when and if declared on common stock. Series B Units are junior to the common stock for both dividends and liquidations. Each Series B Unit votes as one share of common stock.

        In connection with the acquisition of iMaternity, the Company issued 302,619 shares of Series C Preferred Stock, having an aggregate stated value of $19,500,000 and valued at an estimated $59.48 per share, or $17,999,000, as determined by an independent third party appraiser. The excess by which the stated value of the Series C Preferred Stock exceeded its carrying value was accreted to the earliest redemption date using the effective interest method. This accretion was recorded as dividends in the accompanying Consolidated Statements of Operations. Additionally, the holders of the Series C Preferred Stock were entitled to receive dividends at an annual rate of 8.625% of the stated value, compounded quarterly. On August 6, 2002, the Company purchased all outstanding shares of the Series C Preferred Stock for $20,890,000, which included accrued and unpaid dividends of $1,390,000. As a result of the purchase of the Series C Preferred Stock, the Company recognized the remaining unaccreted discount of $1,310,000 as additional dividends on preferred stock in fiscal 2002.

        In August 2002, the Company completed a public equity offering whereby the Company issued 1,165,000 shares of common stock, including the full exercise of the over-allotment option by the underwriters. In addition, as part of this offering, certain selling stockholders sold 100,000 shares of the Company's common stock. The Company received net proceeds from the equity offering of approximately $28.4 million after deducting fees and expenses of the offering, of which approximately $0.2 million of offering expenses remained unpaid as of September 30, 2002 and is included in accrued expenses and other current liabilities as of September 30, 2002 in the accompanying Consolidated Balance Sheets. The Company used the net proceeds of the equity offering, along with the net proceeds of the $125.0 million offering of New Senior Notes, to repay certain indebtedness, to redeem the Series A Preferred Stock, to repurchase the Series C Preferred Stock, to repay the outstanding borrowings under its credit facility, and for general corporate purposes. The Company received net proceeds from the debt and equity offerings of approximately $147.9 million, after deducting fees and expenses of the offerings (of which approximately $0.5 million of offering expenses remained unpaid as of September 30, 2002 and is included in accrued expenses and other current liabilities as of September 30, 2002 in the accompanying Consolidated Balance Sheets) and including approximately $0.6 million of cash proceeds from the exercise of stock options by certain selling stockholders in conjunction with the equity offering. The Company used approximately $92.6 million of the net proceeds of the offerings for the repurchase of the Old Senior Notes, and used approximately $2.6 million for the repayment of subordinated notes that had been issued in lieu of cash dividends on shares of Series A Preferred Stock previously converted into common stock. The Company used approximately $13.4 million to redeem all of the outstanding Series A Preferred Stock, including accrued and unpaid dividends, of which $9.7 million has been paid as of September 30, 2002, and $3.7 million will be paid out upon submission of proper documentation from the remaining holders of the Series A Preferred Stock. The Company used approximately $20.9 million of the net proceeds from the offerings for the repurchase of the Series C Preferred Stock issued to the sellers of iMaternity in October 2001, including accrued and unpaid dividends. The remaining $18.4 million of net proceeds from the offerings were used to repay all of the outstanding borrowings under the Company's credit facility, with the balance invested in short-term investments and available for general corporate purposes.

10. RIGHTS AGREEMENT

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

        Upon exercise and the occurrence of certain events, as defined in the Rights Agreement, each holder of a Right, except the Acquiring Person, will have the right to receive Series B Units, or common stock of the acquiring company, in each case having a value equal to two times the exercise price of the Right.

        On October 14, 2001, the Company amended its Rights Agreement to include Centre Partners and its affiliates as exempt persons under the terms of the Rights Agreement. In addition, on June 4, 2002, the Company further amended the Rights Agreement to (i) increase the number of shares of Company common stock that may be beneficially owned by the Meridian Group, (ii) amend the definition of Beneficial Ownership to exclude, under certain circumstances, any deemed attribution of beneficial ownership between the Meridian Group and a specified individual who has served as a general partner of certain entities within the Meridian Group, (iii) amend the definition of Independent Director, and (iv) amend the definition of Meridian Group.

11. STOCK OPTION PLANS AND WARRANTS

        The Company has two stock option plans: the Director Stock Option Plan and the Amended and Restated 1987 Stock Option Plan. Under the Director Stock Option Plan, as of October 1, 2002, each outside director is granted 3,000 fully vested options on an annual basis, at an exercise price equal to the fair market value on the grant date. Under the 1987 Stock Option Plan, as amended and restated, officers and certain employees may be granted options to purchase the Company's common stock at exercise prices equal to the fair market value of the stock at the date of grant or at other prices as determined by the Compensation Committee of the Board of Directors. No options have been granted by the Company at less than the fair market value of the Company's common stock on the date of grant for any of the periods presented. Up to a total of 1,675,000 options may be issued under the Plans, including up to a total of 200,000 options which may be issued under the Director Stock Option Plan. The majority of the options issued under the Plans vest ratably over a five year period, although some options vest immediately, and options issued under the Plans generally expire ten years from the date of grant.

        Stock option activity for all plans was as follows:

	Outstanding Options	Weighted Average Exercise Price
	(in thousands)
Balance—September 30, 1999	809	$10.93
Granted	179	10.61
Exercised	(24)	9.37
Canceled	(62)	10.02

Balance—September 30, 2000	902	10.98
Granted	285	9.41
Exercised	(2)	8.15
Canceled	(169)	9.51

Balance—September 30, 2001	1,016	10.58
Granted	316	12.09
Exercised	(280)	10.92
Canceled	(97)	11.04

Balance—September 30, 2002	955	$10.85

        Options for 531,831, 713,075, and 544,512 shares were exercisable as of September 30, 2002, 2001 and 2000, respectively, and had a weighted-average exercise price of $10.32, $10.96 and $11.49, for those respective periods.

        The Company has adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," but has elected to continue to measure compensation expense in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation expense for stock options has been recognized for stock option awards granted at fair market value. Had the compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans in accordance with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below. The effect of applying SFAS No. 123 in this pro forma disclosure is not indicative of future amounts. SFAS No. 123 does not apply to options awarded prior to the fiscal year ended September 30, 1996. Additional option awards are anticipated in future years.

	2002	2001	2000
	(in thousands, except per share amounts)
Net income applicable to common stockholders:
As reported	$6,846	$1,971	$3,659
Pro forma	5,896	521	2,190
Basic net income per common share:
As reported	$1.75	$0.57	$1.06
Pro forma	1.51	0.15	0.64
Diluted net income per common share:
As reported	$1.61	$0.55	$1.01
Pro forma	1.38	0.14	0.60

        The weighted average fair value of the stock options granted during 2002, 2001 and 2000 was $7.14, $6.75 and $8.98, respectively. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2002	2001	2000
Dividend yield	none	none	none
Expected price volatility	66.1%	81.2%	83.7%
Risk-free interest rates	3.00%	3.79%	6.08%
Expected lives	4.9 years	6.0 years	8.4 years

        The following table summarizes information about stock options outstanding at September 30, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding (in thousands)	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable (in thousands)	Weighted Average Exercise Price
$6.80 to $10.19	624	7.7	$8.81	327	$9.15
10.20 to 13.59	271	4.9	11.72	196	12.03
13.60 to 16.99	5	3.3	14.50	5	14.50
17.00 to 20.39	4	1.4	18.25	4	18.25
20.40 to 27.19	—	—	—	—	—
27.20 to 30.59	35	9.8	28.75	—	—
30.60 to 34.00	16	9.8	33.67	—	—

$6.80 to $34.00	955	7.0	$10.85	532	$10.32

        In conjunction with debt issued in the acquisition of A Pea in the Pod in 1995, the Company issued 140,123 warrants for the purchase of the Company's common stock at $.01 per share. These warrants were exercised on March 12, 2002.

        In connection with the Company's acquisition of iMaternity on October 17, 2001 (see Note 5), the Company issued detachable warrants to purchase 350,000 shares of the Company's common stock at a price of $22.50 per share (the "Warrants"), with an estimated fair value of approximately $874,000. The Company obtained an independent appraisal to determine the fair value of the Warrants, estimated at the date of issuance using the Black-Scholes pricing model with a 30% discount applied due to lack of marketability. The following assumptions were used in the pricing model: dividend yield of zero, risk free interest rate of 4.45%, volatility factor of the expected market price of the Company's common stock of 60.0%, and an expected life equal to the contractual term of the Warrants of 7 years. The fair value of the Warrants was recorded to additional paid-in capital at the date of grant. The Warrants were immediately vested upon grant and are exercisable until October 17, 2008. Beginning on October 17, 2004, the Company has the right to require the Warrant holders to exercise their Warrants if the last reported sales price of the Company's common stock equals or exceeds $40.00 per share for at least 90 consecutive trading days.

        In connection with the settlement and release agreement dated August 6, 2002 between the Company and the iMaternity sellers (see Note 5), the Company repurchased Warrants to purchase 125,000 shares of the Company's common stock for a purchase price of $4.50 per underlying share, or $562,500, based on the difference between the exercise price of Warrants of $22.50 per share and the $27.00 per share price of the Company's August 2002 equity offering of common stock.

12. INCOME TAXES

        For the years ended September 30, income tax provisions were comprised of the following (in thousands):

	2002	2001	2000
Current provision	$1,817	$2,920	$113
Deferred provision	5,541	536	4,136

	$7,358	$3,456	$4,249

        The reconciliations of the statutory federal rate to the Company's effective income tax rates for the years ended September 30, were as follows:

	2002	2001	2000
Statutory tax rate	35.0%	34.0%	34.0%
State taxes, net of federal benefit	2.2	3.4	3.1
Amortization of goodwill	—	10.8	8.1
Other	—	1.8	0.5

	37.2%	50.0%	45.7%

        The deferred tax effects of temporary differences giving rise to the Company's net deferred tax assets at September 30, were as follows (in thousands):

	2002	2001
Deferred tax assets:
Net operating losses carryforwards	$2,602	$—
Depreciation	10,293	9,207
Deferred rent	1,870	1,651
Inventory reserves	622	513
Employee benefit accruals	1,613	1,016
Reserves recorded in Maternity acquisition	1,516	—
Tax benefit on stock option exercises	1,674	—
Other accruals	466	597
Other	274	190

	20,930	13,174
Deferred tax liability:
Prepaid expenses	(211)	(38)

	$20,719	$13,136

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

        As of September 30, 2002, the Company has net operating loss carryforwards for tax purposes of approximately $7,400,000 which were acquired in the acquisition of iMaternity (see Note 5) and begin to expire in 2021. While the acquired net operating loss carryforwards are subject to certain annual limitations due to the change in ownership, the Company does not expect the limitations to reduce its ability to ultimately use such carryforwards. The entire tax benefit of the net operating loss carryforwards has been recorded as a deferred income tax asset, as it is more likely than not that it will be realized during the carryforward period. The tax benefit of the acquired net operating loss carryforwards was recorded under the purchase method of accounting.

        No valuation allowance has been provided for the net deferred tax assets. Based on the Company's historical levels of taxable income, management believes it is more likely than not that the Company will realize the net deferred tax assets at September 30, 2002. There can be no assurance that the Company will generate taxable earnings or any specific level of earnings in the future.

13. COMMITMENTS AND CONTINGENCIES

        The Company leases its retail facilities and certain equipment under various noncancelable operating leases. Certain of these leases have renewal options. Total rent expense under operating leases amounted to $62,712,000, $49,572,000 and $44,210,000 in fiscal 2002, 2001 and 2000, respectively. Such amounts include contingent rentals based upon a percentage of sales totaling $1,048,000, $1,116,000 and $717,000 in fiscal 2002, 2001 and 2000, respectively.

        Store operating leases generally provide for payment of direct operating costs in addition to rent. Future annual minimum operating lease payments, excluding such direct operating costs, as of September 30, 2002 are as follows (in thousands):

Fiscal Year
2003	$42,760
2004	37,936
2005	31,656
2006	27,327
2007	23,531
2008 and thereafter	58,301

$221,511

        On July 17, 2002, a purported class action was filed against the Company in the Superior Court of California for Los Angeles County. The complaint alleges that, under California law, certain former and current employees should have received overtime compensation, meal breaks and rest breaks. The Company is currently a party to an action alleging similar claims under Washington law in Spokane County Superior Court. The plaintiffs in these cases are seeking unspecified actual damages, penalties and attorneys' fees. At this stage in these proceedings, the Company is unable to predict the outcome of these cases, which it is vigorously defending. As appropriate, the Company has undertaken preliminary steps to mediate certain of these claims. The Company understands that similar proceedings have been brought in California against other retail companies.

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

14. RESTRUCTURING CHARGES

        During fiscal 1998, the Company announced that it would close or convert all of its non-maternity Episode stores into maternity clothing stores. In connection with the restructuring plan, the Company recorded restructuring charges of $10,635,000. On September 30, 2001, the Company had $128,000 in remaining reserves available for final lease transfer fees. During fiscal 2002, the Company incurred charges against these remaining reserves in connection with the remaining lease transfer settlement.

15. GUARANTOR SUBSIDIARIES

        Pursuant to the terms of the indenture relating to the New Senior Notes, Cave Springs, Inc. and the wholly-owned domestic subsidiaries of iMaternity (collectively, the "Guarantor Subsidiaries") have jointly and severally provided an unconditional guarantee of the obligations of Mothers Work with respect to the New Senior Notes. There are no restrictions on any of the assets of the Guarantor Subsidiaries which would limit their ability to transfer funds to Mothers Work in the form of loans, advances or cash dividends, except as provided by applicable law. None of the Company's foreign subsidiaries have guaranteed the New Senior Notes. The condensed consolidating financial information for the Company, the Guarantor Subsidiaries, and the Company's non-guarantor subsidiaries as of and for the fiscal year ended September 30, 2002 as presented below has been prepared from the books and records maintained by the Subsidiary Guarantors and the Company. The condensed financial information may not be necessarily be indicative of the results of operations or financial position had the Subsidiary Guarantors operated as independent entities. Certain intercompany sales included in the subsidiary records are eliminated in consolidation. Mothers Work pays all expenditures on behalf of the Subsidiary Guarantors. An amount due to/due from parent will exist at any time as a result of this activity. The condensed financial information includes the allocation of material amounts of expenses such as corporate services, administration and taxes on income. The allocations are generally based on proportional amounts of sales or assets, and taxes on income are allocated consistent with the asset and liability approach used for consolidated financial statement purposes. Management believes these allocation methods are reasonable.

Mothers Work, Inc.
Condensed Consolidating Balance Sheet
September 30, 2002
(in thousands)

	Mothers Work (Parent Company)	Guarantor Subsidiaries (U.S. Companies)	Non-Guarantor Subsidiaries (Foreign Companies)	Consolidating Eliminations	Mothers Work Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$14,519	$46	$194	$—	$14,759
Trade receivables	4,760	79	—	—	4,839
Inventories	74,623	2,020	187	—	76,830
Deferred income taxes	8,888	—	—	—	8,888
Prepaid expenses and other current assets	5,126	—	—	—	5,126

Total current assets	107,916	2,145	381	—	110,442
Property, Plant and Equipment, net	48,523	1,788	149	—	50,460
Assets Held for Sale	—	—	1,200	—	1,200
Other Assets	37,480	408	—	33,295	71,183
Investments in and advances to (from) affiliates	34,792	151,458	(1,730)	(184,520)	—

Total assets	$228,711	$155,799	$—	$(151,225)	$233,285

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Line of credit	$—	$—	$—	$—	$—
Current portion of long-term debt	369	—	—	—	369
Accounts payable	20,110	—	—	—	20,110
Accrued expenses and other current liabilities	27,471	155	89	4,330	32,045

Total current liabilities	47,950	155	89	4,330	52,524
Long-Term Debt	127,913	—	—	—	127,913
Accrued Dividends on Series A Preferred Stock	—	—	—	—	—
Deferred Rent	5,343	—	—	—	5,343
Series C Cumulative Redeemable Preferred Stock	—	—	—	—	—
Stockholders' Equity
Series A Preferred Stock	—	—	—	—	—
Common stockholders' equity	47,505	155,644	(89)	(155,555)	47,505

Total stockholders' equity	47,505	155,644	(89)	(155,555)	47,505

Total liabilities and stockholders' equity	$228,711	$155,799	$—	$(151,225)	$233,285

Mothers Work, Inc.
Condensed Consolidating Statement of Operations
For The Year Ended September 30, 2002
(in thousands)

	Mothers Work (Parent Company)	Guarantor Subsidiaries (U.S. Companies)	Non-Guarantor Subsidiaries (Foreign Companies)	Consolidating Eliminations	Mothers Work Consolidated
Net sales	$426,809	$70,365	$1,048	$(45,063)	$453,159
Cost of goods sold	191,278	19,935	476	—	211,689

Gross profit	235,531	50,430	572	(45,063)	241,470
Selling, general and administrative expenses	228,136	23,940	715	(45,063)	207,728

Operating income (loss)	7,395	26,490	(143)	—	33,742
Interest income (expense)	(13,961)	6,048	—	(6,048)	(13,961)
Equity in earnings (loss) of subsidiaries	33,262	—	—	(33,262)	—

Income (loss) before income taxes and extraordinary items	26,696	32,538	(143)	(39,310)	19,781
Income tax provision (benefit)	14,273	(6,861)	(54)	—	7,358

Net income before extraordinary item	12,423	39,399	(89)	(39,310)	12,423
Extraordinary loss on early extinguishment of debt, net of tax benefit	1,635	—	—	—	1,635

Net income (loss)	10,788	39,399	(89)	(39,310)	10,788
Dividends on preferred stock	3,942	—	—	—	3,942

Net income (loss) available to common stockholders	$6,846	$39,399	$(89)	$(39,310)	$6,846

Mothers Work, Inc.
Condensed Consolidating Cash Flow Statement
For The Year Ended September 30, 2002
(in thousands)

	Mothers Work (Parent Company)	Guarantor Subsidiaries (U.S. Companies)	Non-Guarantor Subsidiaries (Foreign Companies)	Consolidating Eliminations	Mothers Work Consolidated
Cash Flows from Operating Activities:
Net income (loss)	$10,788	$39,399	$(89)	$(39,310)	$10,788
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	9,221	275	—	—	9,496
Loss on impairment of long-lived assets	250	—	—	—	250
Accretion of discount on notes	1,035	—	—	—	1,035
Deferred income taxes	5,541	—	—	—	5,541
Tax benefit of stock option exercises	1,674	—	—	—	1,674
Amortization of deferred financing costs	1,670	—	—	—	1,670
Provision for deferred rent	488	—	—	—	488
Changes in assets and liabilities:
Decrease (increase) in—
Receivables	149	(79)	—	—	70
Inventories	(10,596)	13,024	—	—	2,428
Prepaid expenses and other assets	627	—	—	—	627
Intercompany balance	(4,270)	(27,088)	367	30,991	—
Increase (decrease) in—
Accounts payable, accrued expenses and other current liabilities	3,515	(9,104)	—	—	(5,589)

Net cash provided by (used in) operating activities	20,092	16,427	278	(8,319)	28,478

Cash Flows from Investing Activities:
Acquisition of iMaternity, net of cash acquired	—	(7,486)	(259)	8,319	574
Capital expenditures	(9,839)	—	—	—	(9,839)
Disposal of fixed assets	—	—	175	—	175
Purchase of intangible assets	(201)	—	—	—	(201)

Net cash (used in) provided by investing activities	(10,040)	(7,486)	(84)	8,319	(9,291)

Cash Flows from Financing Activities:
Increase (decrease) in line of credit borrowings	(32,229)	—	—	—	(32,229)
Increase (decrease) in cash overdrafts	1,647	—	—	—	1,647
Proceeds from issuance of long-term debt, net of issuance costs	119,144	—	—	—	119,144
Repayment of long-term debt	(94,979)	—	—	—	(94,979)
Repayment of debt assumed in acquisition of iMaternity	—	(8,892)	—	—	(8,892)
Net proceeds from issuance of common stock, net of issuance costs	28,633	—	—	—	28,633
Repurchase of common stock	—	—	—	—	—
Repurchase of warrants	(563)	—	—	—	(563)
Redemption of Series A Preferred Stock	(9,716)	—	—	—	(9,716)
Repurchase of Series C Preferred Stock	(20,890)	—	—	—	(20,890)
Proceeds from exercise of stock options and warrants	3,059	—	—	—	3,059

Net cash used in financing activities	(5,894)	(8,892)	—	—	(14,786)

Net Increase (Decrease) in Cash and Cash Equivalents	4,158	49	194	—	4,401
Cash and Cash Equivalents, Beginning of Year	10,361	(3)	—	—	10,358

Cash and Cash Equivalents, End of Year	$14,519	$46	$194	$—	$14,759

16. EMPLOYMENT AND CONSULTING AGREEMENTS

        The Company has employment agreements with its Chairman of the Board/Chief Executive Officer ("CEO") and its President/Chief Operating Officer ("COO"). These agreements provide for base compensation ($450,000 each for fiscal 2002 and $400,000 each for fiscal 2001), increasing annually thereafter in an amount to be determined by the Compensation Committee of the Board of Directors, and salary continuation and severance payments should employment of the officers be terminated under specified conditions, as defined. The agreements, which expire on September 30, 2003, automatically extend for successive one-year periods extending the expiration date into the third year after the extension, unless either the Company or the executive gives written notice to the other party that the term will not extend. Additionally, the CEO and COO are eligible for an annual cash bonus and stock options based on performance, as defined.

17. EMPLOYEE BENEFIT PLANS

        The Company has a 401(k) savings plan for full-time employees who have at least one year of service and are at least 21 years of age. Employees can contribute up to 20% of their annual salary. Effective January 1, 1999, employees who meet certain criteria are eligible for a matching contribution from the Company based on a sliding scale. Company matches are made in the first quarter of the succeeding calendar year. Company matches vest over a period of approximately six years from each employee's commencement of employment with the Company. Company matching contributions totaling $65,000, $53,000 and $47,000 were made in fiscal 2002, 2001 and 2000, respectively. In addition the Company may make discretionary contributions to the plan, which vest over a period of approximately six years from each employee's commencement of employment with the Company. The Company has not made any discretionary contributions.

18. STOCK BUYBACK

        During fiscal 1999, the Company's Board of Directors authorized the Company to purchase up to 265,000 shares of its common stock in private transactions or on the open market. As of September 30, 2000, the Company had purchased and retired 205,185 shares in the aggregate at a total cost of $2,206,000. Since then, the Company was restricted from further stock repurchases under the terms of the indenture to the Old Senior Notes until the Company repurchased the Old Senior Notes in full in August 2002 with a portion of the proceeds from the issuance of the New Senior Notes. The indenture governing the New Senior Notes and the terms of the Company's credit facility contain restrictions that place limits on certain payments by the Company, including payments to repurchase shares of its common stock.

19. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

        Quarterly financial results for the years ended September 30, 2002 and 2001 are as follows (in thousands, except per share amounts):

	Quarter Ended
Fiscal 2002
	9/30/02	6/30/02	3/31/02	12/31/01
Net sales	$111,310	$122,599	$104,865	$114,385
Gross profit	59,822	68,033	55,212	58,403
Extraordinary item	(1,635)	—	—	—
Net income (loss) available to common stockholders	$(1,776)	$6,799	$89	$1,734

Income (loss) per share—Basic
Before extraordinary item	$(0.03)	$1.76	$0.02	$0.49
Extraordinary loss	$(0.35)	$—	$—	$—

Income (loss) per share—Basic	$(0.38)	$1.76	$0.02	$0.49

Income (loss) per share—Diluted
Before extraordinary item	$(0.03)	$1.45	$0.02	$0.46
Extraordinary loss	$(0.35)	$—	$—	$—

Income (loss) per share—Diluted	$(0.38)	$1.45	$0.02	$0.46

	Quarter Ended
Fiscal 2001
	9/30/01	6/30/01	3/31/01	12/31/00
Net sales	$92,637	$103,970	$89,029	$102,670
Gross profit	46,790	54,227	43,117	49,852
Net income (loss) available to common stockholders	$(185)	$3,423	$(2,262)	$995

Income (loss) per share—Basic	$(0.05)	$0.99	$(0.65)	$0.29

Income (loss) per share—Diluted	$(0.05)	$0.95	$(0.65)	$0.28

        As a result of the adoption of SFAS No. 142 on October 1, 2001, the Company no longer amortizes goodwill. On a pro forma basis, reflecting an adjustment to exclude goodwill amortization expense recognized in fiscal 2001 as presented, net income (loss) available to common stockholders would have been $388,000 in the quarter ended September 30, 2001, $3,997,000 in the quarter ended June 30, 2001, $(1,752,000) in the quarter ended March 31, 2001, and $1,545,000 in the quarter ended December 31, 2000. On a pro forma basis, reflecting the adjustment to exclude goodwill amortization expense recognized in fiscal 2001 as presented, income (loss) per share—basic and income (loss) per share—diluted would have been $0.11 and $0.11 in the quarter ended September 30, 2001, $1.16 and $1.11 in the quarter ended June 30, 2001, $(0.51) and $(0.51) in the quarter ended March 31, 2001, and $0.45 and $0.43 in the quarter ended December 31, 2000, respectively.

        The Company's business, like that of other retailers, is seasonal. A significant portion of the Company's net sales and profits are realized during the first and third fiscal quarters, corresponding to the holiday selling season and Spring sales period, respectively.

20. RELATED PARTY TRANSACTIONS

        Other than the husband and wife relationship between the CEO and President/COO, there are no other family relationships among any other executive officers of the Company.

        The Company paid a Director on the Board of Directors of the Company $77,500, $148,000 and $120,000 in fiscal 2002, 2001, and 2000, respectively, for merchandising consulting fees. The consulting arrangement was cancelled during fiscal 2002. In addition, another Director was re-elected, effective January 1, 2001, to the partnership at Pepper Hamilton LLP, which provides legal services to Company. The Company incurred legal fees to this law firm of $1,510,000, $672,000 and $449,000 in fiscal 2002, 2001 and 2000, respectively. As of September 30, 2002, the Company had amounts outstanding to this law firm of approximately $79,000, which are included in accounts payable and accrued expenses and other current liabilities in the accompanying Consolidated Balance Sheets.

QuickLinks

  Part I.
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
  PART II.
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
  Item 6. Selected Consolidated Financial and Operating Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Schedule of Net Income and Earnings Per Share (in thousands, except per share data) (unaudited)
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  PART III.
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions
  Item 14. Controls and Procedures
  Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS CERTIFICATION OF CHIEF EXECUTIVE OFFICER
CERTIFICATION OF CHIEF FINANCIAL OFFICER
MOTHERS WORK, INC. AND SUBSIDIARIES INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
INDEPENDENT AUDITORS' REPORT
MOTHERS WORK, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share amounts)
MOTHERS WORK, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts)
MOTHERS WORK, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (in thousands)
MOTHERS WORK, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
MOTHERS WORK, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS