Form 10-Q
period 2002-12-31
MOTHERS WORK INC
filed 2003-02-14
CIK 896985

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2002

or

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

Registrant’s telephone number, including area code (215) 873-2200

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value — 5,268,068 shares outstanding as of February 12, 2003

MOTHERS WORK, INC. AND SUBSIDIARIES
INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MOTHERS WORK, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31, 2002	September 30, 2002
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$28,362	$14,759
Trade receivables	2,807	4,839
Inventories	72,529	76,830
Deferred income taxes	6,720	8,888
Prepaid expenses and other current assets	5,326	5,126

Total current assets	115,744	110,442
Property, Plant and Equipment, net	49,669	50,460
Assets Held for Sale	1,200	1,200
Other Assets:
Goodwill	52,677	52,677
Deferred financing costs, net of accumulated amortization of $550 and $465	4,382	4,467
Other intangible assets, net of accumulated amortization of $2,317 and $2,249	1,259	1,199
Deferred income taxes	11,831	11,831
Other non-current assets	993	1,009

Total other assets	71,142	71,183

	$237,755	$233,285

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Line of credit borrowings	$—	$—
Current portion of long-term debt	321	369
Accounts payable	20,464	20,110
Accrued expenses and other current liabilities	31,618	32,045

Total current liabilities	52,403	52,524

Long-Term Debt	127,908	127,913
Deferred Rent	5,489	5,343
Series C Cumulative Redeemable Preferred Stock	—	—

Commitments and Contingencies (Note 3)

Stockholders’ Equity:
Preferred Stock, 2,000,000 shares authorized
Series A cumulative convertible preferred stock, $.01 par value; $280.4878 stated value; 41,000 shares authorized; none outstanding		—
Series B junior participating preferred stock, $.01 par value; 10,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value; 10,000,000 shares authorized, 5,265,568 and 5,179,901 shares issued and outstanding, respectively	53	52
Additional paid-in capital	64,460	63,623
Accumulated deficit	(12,558)	(16,170)

Total stockholders’ equity	51,955	47,505

	$237,755	$233,285

The accompanying notes are an integral part of these consolidated financial statements.

MOTHERS WORK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended December 31,
	2002	2001

Net sales	$126,340	$114,385
Cost of goods sold	59,697	55,982
Gross profit	66,643	58,403
Selling, general and administrative expenses	57,121	50,936
Operating income	9,522	7,467
Interest expense, net	3,742	3,587
Income before income taxes	5,780	3,880
Income tax provision	2,168	1,346
Net income	3,612	2,534
Dividends on preferred stock	—	800
Net income available to common stockholders	$3,612	$1,734

Income per share—Basic	$0.69	$0.49
Average shares outstanding—Basic	5,214	3,512

Income per share—Diluted	$0.63	$0.46
Average shares outstanding—Diluted	5,721	3,764

The accompanying notes are an integral part of these consolidated financial statements.

MOTHERS WORK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended December 31,
	2002	2001

Cash Flows from Operating Activities
Net income	$3,612	$2,534
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,436	2,431
Deferred income tax provision	2,168	—
Tax benefit of stock option exercises	420	—
Amortization of deferred financing costs	85	125
Accretion of discount on notes	33	51
Provision for deferred rent	146	96
Changes in assets and liabilities, net of effect of acquisition:
Decrease in —
Trade receivables	2,032	154
Inventories	4,301	10,155
Prepaid expenses and other current assets	39	1,573
Increase (decrease) in —
Accounts payable and accrued expenses	1,631	(192)
Net cash provided by operating activities	16,903	16,927
Cash Flows from Investing Activities
Acquisition of iMaternity, net of cash acquired	—	574
Capital expenditures	(5,234)	(2,143)
Purchase of intangible assets	(128)	(29)
Net cash used in investing activities	(5,362)	(1,598)
Cash Flows from Financing Activities
Decrease in line of credit borrowings	—	(12,830)
Increase (decrease) in cash overdrafts	3,459	(1,037)
Repayment of long-term debt	(86)	(77)
Repayment of debt assumed in acquisition of iMaternity	—	(8,892)
Payment of issuance costs of common stock	(210)	—
Payment of issuance costs of long-term debt	(242)	—
Redemption of Series A Preferred Stock	(1,277)	—
Proceeds from exercise of stock options and warrants	418	—
Net cash provided by (used in) financing activities	2,062	(22,836)
Net Increase (Decrease) in Cash and Cash Equivalents	13,603	(7,507)
Cash and Cash Equivalents, Beginning of Period	14,759	10,358
Cash and Cash Equivalents, End of Period	$28,362	$2,851

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$146	$543
Cash paid for income taxes	$136	$2,466

The accompanying notes are an integral part of these consolidated financial statements.

MOTHERS WORK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002
(unaudited)

1.                                      BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the requirements for Form 10-Q and Article 10 of Regulation S-X and, accordingly, certain information and footnote disclosures have been condensed or omitted. Reference should be made to the Annual Report on Form 10-K as of and for the year ended September 30, 2002 for Mothers Work, Inc. and Subsidiaries (the “Company” or “Mothers Work”) as filed with the Securities and Exchange Commission for additional disclosures including a summary of the Company’s accounting policies.

In the opinion of management, the consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company for the periods presented. Since the Company’s operations are seasonal, the interim operating results of the Company may not be indicative of operating results for the full year.

2.                                      STOCK OPTIONS AND WARRANTS

During the three months ended December 31, 2002 and 2001, a total of 194,000 and 120,350 stock options, respectively, were granted to certain employees for the purchase of the Company’s common stock at prices not less than the fair market value of the Company’s common stock on the date of grant.

In connection with the acquisition of iMaternity on October 17, 2001(see Note 7), the Company issued to the sellers warrants to purchase 350,000 shares of the Company’s common stock at an exercise price of $22.50 per share (the “Warrants”).  The Warrants were immediately vested upon grant and are exercisable for seven years from the date of grant.  During the year ended September 30, 2002 (“fiscal 2002”), the Company repurchased Warrants to purchase 125,000 shares of the Company’s common stock for a purchase price of $4.50 per underlying share, or a total of $562,500.  In the first quarter of fiscal 2003, certain holders of the Warrants turned in Warrants to purchase 100,000 shares of the Company’s common stock and were issued 44,113 shares of the Company’s common stock pursuant to a cashless exercise net issuance election. As of December 31, 2002, Warrants to purchase 125,000 shares remained outstanding.

3.                                      COMMITMENTS AND CONTINGENCIES

On July 17, 2002, a purported class action was filed against the Company in the Superior Court of California for Los Angeles County. The complaint alleges that, under California law, certain former and current employees should have received overtime compensation, meal breaks and rest breaks. The Company is currently a party to an action alleging similar claims under Washington law in Spokane County Superior Court. The plaintiffs in these cases are seeking unspecified actual damages, penalties and attorneys’ fees. At this stage in these proceedings, the Company is unable to predict the outcome of these cases, which it is vigorously defending.  As appropriate, the Company has undertaken preliminary steps to mediate certain of these claims. The Company understands that similar proceedings have been brought in California against other retail companies.

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

4.                                      EARNINGS PER SHARE (EPS)

Basic EPS is computed by dividing net income available to common stockholders by the weighted average number of outstanding common shares.  Diluted EPS is computed by dividing net income available to common stockholders by the weighted average number of outstanding common shares, after giving effect to the potential dilutive effect from the assumed exercise of common stock equivalents (i.e., stock options and warrants) as well as the assumed conversion of any outstanding dilutive securities.

The following table summarizes the diluted EPS calculation (in thousands, except per share amounts):

	Three Months Ended December 31, 2002			Three Months Ended December 31, 2001
	Income	Shares	Earnings Per Share	Income	Shares	Earnings Per Share
Basic EPS	$3,612	5,214	$0.69	$1,734	3,512	$0.49
Incremental shares from the assumed exercise of outstanding stock options and warrants	—	507		—	160
Assumed conversion of subordinated notes	—	—		7	92
Diluted EPS	$3,612	5,721	$0.63	$1,741	3,764	$0.46

Options to purchase 193,250 and 679,255 shares were outstanding as of December 31, 2002 and 2001, respectively, but were not included in the computation of diluted EPS as their effect would have been antidilutive. These options could potentially dilute EPS in the future.

During the first quarter of fiscal 2002, a holder of the Series A Cumulative Convertible Preferred Stock (the “Series A Preferred Stock”) elected to convert 3,215 shares with a stated value of $902,000 into shares of common stock at a conversion rate equal to ten shares of common stock for each share of Series A Preferred Stock. The Company was restricted under the terms of its old 12 5/8% senior notes from paying cash dividends to the holder upon conversion. Accordingly, the Company issued subordinated notes. The remaining 35,194 shares of Series A Preferred Stock outstanding at December 31, 2001, convertible into 351,940 shares of common stock, were determined to be antidilutive and therefore excluded from the EPS computation.  Additionally, in connection with the iMaternity acquisition, the Company issued to the sellers 302,619 shares of Series C Cumulative Redeemable Preferred Stock (the “Series C Preferred Stock”) with detachable Warrants.  All of the shares of Series C Preferred Stock and the Warrants were outstanding as of December 31, 2001 and were excluded from the EPS computations as their effect would have been antidilutive.  The outstanding Series A Preferred Stock, Series C Preferred Stock and subordinated notes were redeemed using proceeds generated from the Company’s August 2002 debt and equity offerings.

5.                                      INVENTORIES

Inventories were comprised of the following (in thousands):

	December 31, 2002	September 30, 2002

Finished goods	$61,280	$64,889
Work-in-progress	2,308	3,740
Raw materials	8,941	8,201
	$72,529	$76,830

6.                                      ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities were comprised of the following (in thousands):

	December 31, 2002	September 30, 2002

Salaries, wages, and employee benefits	$5,483	$7,686
Income taxes payable	823	899
Interest	5,682	2,150
Sales taxes	2,590	1,998
Gift certificates and store credits	2,489	1,504
Rent	1,215	1,603
Insurance	1,970	1,862
Audit and legal	1,890	1,129
Reserves recorded in the iMaternity acquisition (see Note 7)	4,038	4,330
Remaining payout on redemption of Series A Preferred Stock	2,448	3,725
Accrued store construction costs	—	3,434
Other	2,990	1,725

	$31,618	$32,045

Interest payments on the senior notes are made semiannually on February 1st and August 1st.

7.                                      ACQUISITION OF IMATERNITY

The Company acquired eSpecialty Brands, LLC (“iMaternity”) on October 17, 2001 (the “Acquisition Date”) for $19,748,000, including transaction costs of $875,000.  The acquisition was accounted for under the purchase method of accounting, and the results of operations of iMaternity have been included in the Company’s results of operations from the Acquisition Date. Assets acquired and liabilities assumed have been recorded at their estimated fair values.

Based on the allocation of purchase price, the application of the purchase method of accounting resulted in $23,093,000 of excess purchase price over the estimated fair value of the net tangible assets acquired of $22,145,000 less assumed liabilities of $16,553,000 and costs to exit certain operations and locations of iMaternity of $8,937,000. The Company recognizes that certain identifiable intangible assets were acquired, primarily trademarks, trade names, and Internet domain names. However, as determined by an independent third party appraiser, based on the nature of the items and use within the Company’s business and industry, no value was assigned to any of the identifiable intangibles. Accordingly, the excess purchase price has been assigned to goodwill.

At the Acquisition Date, iMaternity operated a total of 166 Dan-Howard and Mothertime maternity clothing stores, including some under the trade name iMaternity, and the online iMaternity.com website. The Company developed a plan in conjunction with the acquisition to close approximately 92 iMaternity stores and convert the remaining acquired locations to the Company’s existing store concepts of Motherhood and Mimi Maternity. Further, the plan included the shutdown of iMaternity’s corporate headquarters and warehouse operation in Chicago, as well as its manufacturing and warehousing facilities in Costa Rica.  In connection with the plan, the Company recorded severance costs for involuntarily terminated employees of the acquired business of $2,587,000, lease termination fees and related legal costs of $4,200,000, and accrued for other costs to be incurred to complete the exit activities of the acquired business totaling $2,150,000. Approximately 850 employees of the acquired business were expected to be terminated as part of the plan, consisting of 528 corporate and 322 store employees.

During fiscal 2002, the Company closed 88 iMaternity stores, of which 75 were included as part of the 92 planned store closures.  Also during fiscal 2002, the Company closed the corporate headquarters and warehouse operation in Chicago, an

Internet–related development center in San Diego, California and other domestic warehousing facilities. The iMaternity manufacturing and warehousing operations in Costa Rica have been operationally shut down.  The carrying value of the Costa Rica facility was reduced to its estimated realizable value as of the Acquisition Date, which was determined based on a market survey received from an independent third party, less estimated selling costs, and is classified as “Assets Held for Sale” in the accompanying consolidated balance sheets.  During the first quarter of fiscal 2003, the Company closed two additional iMaternity stores.  In accordance with its plan, the Company expects to close up to an additional 17 of the acquired iMaternity stores.  The timing of the store closures is dependent primarily upon the Company’s ability to negotiate and complete the lease termination settlements.

In connection with the store closures and the shutdown of the various facilities as described above, the Company terminated 820 employees (524 corporate and 296 store employees), to whom $1,687,000 in accrued severance was paid out and charged against the liability as of September 30, 2002.  Included in the severance payouts are quarterly installments made with regard to a non-compete covenant and severance arrangement with a former executive of iMaternity.  The remaining severance accrual of $900,000 and $850,000 as of September 30, 2002 and December 31, 2002, respectively, principally reflects the balance of the non-compete and severance arrangement of $800,000 and $750,000, respectively, that is payable ratably on a monthly basis through September 2006.

A summary of the charges incurred and reserves recorded in connection with the iMaternity acquisition exit/restructuring activities during fiscal 2002 and the first three months of fiscal 2003 is as follows (in thousands):

	Adjustments and Reserves Recorded in Purchase Accounting	Balance as of September 30, 2002	First Quarter Fiscal 2003 Charges	Balance as of December 31, 2002

Lease termination fees	$4,200	$2,730	$210	$2,520
Severance	2,587	900	50	850
Exit and other costs	2,150	700	32	668
	$8,937	$4,330	$292	$4,038

The following table displays the net non-cash assets that were acquired as a result of the iMaternity acquisition (in thousands):

Non-cash assets (liabilities):
Inventory	$6,168
Property, plant and equipment	3,412
Deferred income taxes	11,450
Other current assets	541
Goodwill	23,093
Current liabilities, including transaction costs	(17,473)
Debt	(8,892)
Net non-cash assets acquired	18,299
Less: Preferred stock issued	(17,999)
Warrants issued	(874)
Cash acquired from the acquisition of iMaternity	$(574)

The following unaudited pro forma summary (in thousands, except per share amounts) combines the consolidated results of operations of Mothers Work, Inc. and iMaternity as if the transaction occurred as of the beginning of the period presented giving effect to certain adjustments, including recognition of an income tax benefit for operating losses generated by the acquired business, recognition of accrued and unpaid dividends on the Series C Preferred Stock, discount accretion associated with the Series C Preferred Stock, and reduction in depreciation expense as a result of the revaluation of property, plant and equipment. This pro forma summary is not necessarily indicative of the results of operations that would have occurred if the Company and iMaternity had been combined during such period. Moreover, the pro forma summary is not intended to be indicative of the results of operations that may be attained in the future.

Three Months Ended December 31, 2001
Revenue	$116,582
Operating income	6,626
Net income	1,887
Net income available to common stockholders	999
Income per share — Basic	$0.28
Income per share — Diluted	$0.27

The net sales for the three months ended December 31, 2001 generated by the 90 iMaternity stores that have been closed totaled $2,926,000.

8.                                      NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, and addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company adopted this statement effective October 1, 2002. Adoption of SFAS No. 143 has not had a material impact on the Company’s financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which established a single accounting model, based on the framework established in SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of,” and resolved significant implementation issues related to SFAS No. 121 and Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of a Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 144 superceded SFAS No. 121 and portions of APB Opinion No. 30.  The Company adopted this statement effective October 1, 2002.  Adoption of SFAS No. 144 has not had a material impact on the Company’s financial condition or results of operations.

In April 2002, the FASB issued “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  The provisions of this statement related to the rescission of SFAS No. 4 shall be applied by the Company effective April 1, 2003. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB Opinion No. 30 for classification as an extraordinary item shall be reclassified.  Management plans to adopt the provisions of this new standard in fiscal 2003 and as a result, it will be necessary to reclassify the loss on the early extinguishment of debt as additional interest expense for the period ended September 30, 2002.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 supersedes Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” and is effective for transactions initiated after December 31, 2002. Under SFAS No. 146, a company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. A liability is incurred when an event obligates the entity to transfer or use assets. Management does not expect the adoption of this statement to have a material impact on the Company’s financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34.” This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material impact on the Company’s financial position or results of operations. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 31, 2002.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.”  SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” and is effective for fiscal years ending after December 15, 2002. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  Disclosure requirements for interim financial statements are effective for interim periods beginning after December 15, 2002, although early adoption is encouraged.  The Company has not completed its evaluation of the alternative methods of transition, and thus has not yet made a determination on whether it will adopt the fair value method of accounting for stock-based employee compensation under the transition guidance of SFAS No. 148.  As such, management is not yet able to determine what impact, if any, the adoption of this statement will have on the Company’s financial position or results of operations.  The Company plans to adopt the disclosure requirements for interim financial statements for the three and six months ended March 31, 2003.

9.                                      GUARANTOR SUBSIDIARIES

Pursuant to the terms of the indenture relating to the $125,000,000 of 11¼% Senior Notes due 2010 (the “New Senior Notes”), Cave Springs, Inc. and the wholly–owned domestic subsidiaries of iMaternity (collectively, the “Guarantor Subsidiaries”) have jointly and severally provided an unconditional guarantee of the obligations of Mothers Work with respect to the New Senior Notes. There are no restrictions on any of the assets of the Guarantor Subsidiaries which would limit their ability to transfer funds to Mothers Work in the form of loans, advances or cash dividends, except as provided by applicable law. None of the Company’s foreign subsidiaries have guaranteed the New Senior Notes. The condensed consolidating financial information for the Company, the Guarantor Subsidiaries, and the Company’s non–guarantor subsidiaries as of and for the three months ended December 31, 2002 as presented below has been prepared from the books and records maintained by the Guarantor Subsidiaries and the Company. The condensed financial information may not be necessarily be indicative of the results of operations or financial position had the Guarantor Subsidiaries operated as independent entities. Certain intercompany sales included in the subsidiary records are eliminated in consolidation. Mothers Work pays all expenditures on behalf of the Guarantor Subsidiaries. An amount due to/due from parent will exist at any time as a result of this activity. The condensed financial information includes the allocation of material amounts of expenses such as corporate services, administration and taxes on income. The allocations are generally based on proportional amounts of sales or assets, and taxes on income are allocated consistent with the asset and liability approach used for consolidated financial statement purposes. Management believes these allocation methods are reasonable.

Mothers Work, Inc.
Condensed Consolidating Balance Sheet
December 31, 2002
(unaudited)
(in thousands)

	Mothers Work (Parent Company)	Guarantor Subsidiaries (U.S. Companies)	Non-Guarantor Subsidiaries (Foreign Companies)	Consolidating Eliminations	Mothers Work Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$27,725	$151	$486	$—	$28,362
Trade receivables	2,708	99	—	—	2,807
Inventories	70,956	1,368	205	—	72,529
Deferred income taxes	6,720	—	—	—	6,720
Prepaid expenses and other current assets	5,326	—	—	—	5,326
Total current assets	113,435	1,618	691	—	115,744
Property, Plant and Equipment, net	47,385	1,736	548	—	49,669
Assets Held for Sale	—	—	1,200	—	1,200
Other Assets	37,439	408	—	33,295	71,142
Investments in and advances to (from) affiliates	34,998	157,809	(2,533)	(190,274)	—
Total assets	$233,257	$161,571	$(94)	$(156,979)	$237,755

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Line of credit borrowings	$—	$—	$—	$—	$—
Current portion of long-term debt	321	—	—	—	321
Accounts payable	20,464	—	—	—	20,464
Accrued expenses and other current liabilities	27,120	460	—	4,038	31,618
Total current liabilities	47,905	460	—	4,038	52,403
Long-Term Debt	127,908	—	—	—	127,908
Deferred Rent	5,489	—	—	—	5,489
Stockholders’ Equity
Common stockholders’ equity	51,955	161,111	(94)	(161,017)	51,955
Total stockholders’ equity	51,955	161,111	(94)	(161,017)	51,955
Total liabilities and stockholders’ equity	$233,257	$161,571	$(94)	$(156,979)	$237,755

Mothers Work, Inc.
Condensed Consolidating Statement of Operations
For The Three Months Ended December 31, 2002
(unaudited)
(in thousands)

	Mothers Work (Parent Company)	Guarantor Subsidiaries (U.S. Companies)	Non-Guarantor Subsidiaries (Foreign Companies)	Consolidating Eliminations	Mothers Work Consolidated

Net sales	$118,696	$13,078	$555	$(5,989)	$126,340
Cost of goods sold	56,721	2,800	176	—	59,697
Gross profit	61,975	10,278	379	(5,989)	66,643
Selling, general and administrative expenses	59,638	3,085	387	(5,989)	57,121
Operating income (loss)	2,337	7,193	(8)	—	9,522
Interest income (expense)	(5,741)	1,999	—	—	(3,742)
Equity in earnings (loss) of subsidiaries	5,938	—	—	(5,938)	—
Income (loss) before income taxes	2,534	9,192	(8)	(5,938)	5,780
Income tax provision (benefit)	(1,078)	3,249	(3)	—	2,168

Net income (loss)	$3,612	$5,943	$(5)	$(5,938)	$3,612

Mothers Work, Inc.
Condensed Consolidating Cash Flow Statement
For The Three Months Ended December 31, 2002
(unaudited)
(in thousands)

	Mothers Work (Parent Company)	Guarantor Subsidiaries (U.S. Companies)	Non-Guarantor Subsidiaries (Foreign Companies)	Consolidating Eliminations	Mothers Work Consolidated
Cash Flows from Operating Activities:
Net income (loss)	$3,612	$5,943	$(5)	$(5,938)	$3,612
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,378	53	5	—	2,436
Deferred income tax provision	2,168	—	—	—	2,168
Tax benefit of stock option exercises	420	—	—	—	420
Amortization of deferred financing costs	85	—	—	—	85
Accretion of discount on notes	33	—	—	—	33
Provision for deferred rent	146	—	—	—	146
Changes in assets and liabilities:
Decrease (increase) in—
Trade receivables	2,052	(20)	—	—	2,032
Inventories	3,667	652	(18)	—	4,301
Prepaid expenses and other current assets	39	—	—	—	39
Intercompany balance	(389)	(6,352)	803	5,938	—
Increase (decrease) in—
Accounts payable and accrued expenses	1,890	(170)	(89)	—	1,631
Net cash provided by operating activities	16,101	106	696	—	16,903
Cash Flows from Investing Activities:
Capital expenditures	(4,829)	(1)	(404)	—	(5,234)
Purchase of intangible assets	(128)	—	—	—	(128)
Net cash used in investing activities	(4,957)	(1)	(404)	—	(5,362)
Cash Flows from Financing Activities:
Increase in cash overdrafts	3,459	—	—	—	3,459
Repayment of long-term debt	(86)	—	—	—	(86)
Payment of issuance costs of common stock	(210)	—	—	—	(210)
Payment of issuance costs of long-term debt	(242)	—	—	—	(242)
Redemption of Series A Preferred Stock	(1,277)	—	—	—	(1,277)
Proceeds from exercise of stock options and warrants	418	—	—	—	418
Net cash provided by financing activities	2,062	—	—	—	2,062
Net Increase in Cash and Cash Equivalents	13,206	105	292	—	13,603
Cash and Cash Equivalents, Beginning of Period	14,519	46	194	—	14,759
Cash and Cash Equivalents, End of Period	$27,725	$151	$486	$—	$28,362

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following tables set forth certain operating data as a percentage of net sales and as a percentage change for the three months ended December 31:

	2002	2001	% Increase (Decrease) Three Months Ended December 31, 2002 vs. 2001

Net sales	100.0%	100.0%	10.5%
Cost of goods sold	47.3	48.9	6.6
Gross profit	52.7	51.1	14.1
Selling, general and administrative expenses	45.2	44.6	12.1
Operating income	7.5	6.5	27.5
Interest expense, net	3.0	3.1	4.3
Income before income taxes	4.5	3.4	49.0
Income tax provision	1.6	1.2	61.1
Net income	2.9	2.2	42.5
Dividends on preferred stock	—	0.7	(100.0)

Net income available to common stockholders	2.9%	1.5%	108.3%

The following table sets forth certain information concerning the number of Company stores and leased departments for the three months ended December 31:

	2002			2001
	Stores	Leased Departments	Total	Stores	Leased Departments	Total

Beginning of period	763	146	909	639	132	771
Acquired, net of related closures	—	—	—	151	—	151
Opened	26	4	30	17	1	18
Closed	(4)	—	(4)	(1)	—	(1)
End of period	785	150	935	806	133	939

Three Months Ended December 31, 2002 and 2001

Net Sales.  Our net sales for the first quarter of fiscal 2003 increased 10.5%, a $12.0 million increase, to $126.3 million from $114.4 million for the first quarter of fiscal 2002. Comparable store sales for the first quarter of fiscal 2003 increased by 5.1%, based on 746 locations, versus a comparable store sales decrease of 2.5% during the first quarter of fiscal 2002, based on 687 locations. The increase in sales for the quarter resulted primarily from the combination of the 5.1% comparable store sales increase as well as the higher average sales level of our new stores opened during the past twelve months compared to that of the closed iMaternity stores.  The increase in our sales versus last year further reflects the strong reception of our product lines by our customers, including strong early sell-through results for our Spring product lines, the successful integration of our October 2001 acquisition of iMaternity, and the contribution of our quick response merchandise replenishment process.  For the quarter ended December 31, 2002, we opened 30 new locations and closed four locations, including two iMaternity stores closed in connection with the consolidation of the acquired store chain.  The net decrease of four locations from 939 in the first quarter of fiscal 2002 to 935 in the first quarter of fiscal 2003 reflects the closure of 75 of the acquired iMaternity stores during the past twelve months, offset by a net additional 71 stores added since the end of December 2001 through our own new store openings.  Since the acquisition of iMaternity in October 2001, we have closed a total of 90 of the 166 acquired iMaternity stores where we believed we could transfer a sufficient portion of the sales to our existing stores within the same area while eliminating acquired store expenses and improving inventory utilization.

Gross Profit.  Our gross profit for the first quarter of fiscal 2003 increased by 14.1%, an $8.2 million increase, to $66.6 million from $58.4 million for fiscal 2002.  This increase was attributable to our increased sales and improved gross margin compared to last year.  Gross profit as a percentage of net sales for the first quarter of fiscal 2003 improved by approximately 1.7 percentage points to 52.7% from 51.1% for fiscal 2002.  The increase in gross margin versus last year primarily reflects the reduction of our product costs as a result of the continued expansion and refinement of our global sourcing initiatives and our inventory planning initiatives.

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses for the first quarter of fiscal 2003 increased by 12.1%, a $6.2 million increase, to $57.1 million from $50.9 million for the first quarter of fiscal 2002. Compared to the first quarter of fiscal 2002, wages and related benefit costs increased by $4.6 million, primarily resulting from the impact of strategic additions to our corporate management team during the past twelve months to support our continued growth, our new store openings since December 2001, and increased medical benefits expenses.  Store rent and related expenses increased by $1.5 million for the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002, primarily resulting from our new store openings since December 2001.  As a percentage of net sales, operating expenses increased to 45.2% for the first quarter of fiscal 2003 compared to 44.6% for the first quarter of fiscal 2002, primarily reflecting increased payroll and employee benefits expenses as a percent of net sales.

Operating Income.  Our operating income for the first quarter of fiscal 2003 increased by 27.5%, a $2.1 million increase, to $9.5 million from $7.5 million for the first quarter of fiscal 2002, due to our higher sales volume and improved gross margin, partially offset by higher operating expenses. Operating income as a percentage of net sales for the first quarter of fiscal 2003 increased to 7.5% from 6.5% for the first quarter of fiscal 2002 due to the improved gross margin.

Interest Expense, Net.  Our net interest expense for the first quarter of fiscal 2003 increased by 4.3%, a $0.2 million increase, to $3.7 million from $3.6 million for the first quarter of fiscal 2002, reflecting the increased interest expense resulting from the issuance of $125.0 million of 11¼% senior notes due 2010 (the “New Senior Notes”), offset by the repayment of our previous $92.0 million of 12 5/8% senior notes (the “Old Senior Notes”) and the repayment of our short-term borrowings with the proceeds of that issuance.  In August 2002, the proceeds from the issuance of common stock and the issuance of the New Senior Notes were used in part to repurchase our outstanding Old Senior Notes and to repay outstanding borrowings under our credit facility. Accordingly, we had no direct borrowings under our credit facility for the quarter ended December 31, 2002 compared to average direct borrowings of $31.1 million at an effective interest rate of 4.7% for the quarter ended December 31, 2001.

Income Taxes.  Our effective income tax rate was a provision of 37.5% for the first quarter of fiscal 2003 compared to a provision of 34.7% for the first quarter of fiscal 2002.  The increase in the effective income tax rate reflects an increase in our effective state income tax rate.

Dividends on Preferred Stock.  Preferred dividends, which related to our Series A and Series C Preferred Stock, were zero for the first quarter of fiscal 2003 compared to $0.8 million for the first quarter of fiscal 2002.  During the fourth quarter of fiscal 2002, we redeemed our Series A Preferred Stock and we repurchased our Series C Preferred Stock using proceeds from our August 2002 debt and common stock offerings. Consequently, we will no longer recognize any preferred stock dividends with respect to these two series of preferred stock.  As of December 31, 2002, approximately $2.4 million of the redeemed Series A Preferred Stock has not yet been paid and will be paid out upon submission of proper documentation from the remaining holders of those shares.

Net Income Available to Common Stockholders.  Net income available to common stockholders for the first quarter of fiscal 2003 was $3.6 million, or $0.63 per common share (diluted) compared to $1.7 million, or $0.46 per common share (diluted) for the first quarter of fiscal 2002, representing a 108.3% increase in net income and a 37.0% increase in diluted earnings per share.  The average diluted shares outstanding of 5,721,000 for the first quarter of fiscal 2003 were 52% higher than the 3,764,000 shares for the first quarter of fiscal 2002.  The increase in shares reflects the 1,165,000 common shares issued pursuant to our August 2002 common stock offering, as well as the impact of stock options and warrants exercised during the past twelve months and the increased dilutive effect of outstanding stock options and warrants resulting from the higher level of our stock price during the past twelve months.

Seasonality

Our business, like that of certain other retailers, is seasonal. A significant portion of our net sales and profits are typically realized during the first and third fiscal quarters, corresponding to the holiday and Spring selling seasons. Results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year.  Quarterly results may fluctuate materially depending upon, among other things, the timing of new store openings, net sales and profitability contributed by new stores, increases or decreases in comparable store sales, adverse weather conditions, shifts in the timing of certain holidays and promotions, changes in inventory and production levels and the timing of deliveries of inventory, and changes in our merchandise mix.

Liquidity and Capital Resources

Our cash needs have primarily been for (i) debt service on our senior notes and our credit facility, (ii) capital expenditures, including leasehold improvements, fixtures and equipment for new stores, store relocations and expansions, and existing stores, as well as for our distribution and corporate facilities and information systems, and (iii) working capital, including inventory to support our new stores as well as existing stores. We have historically financed these capital requirements from cash flows from operations and borrowings under our credit facility.

In August 2002, we completed debt and equity offerings whereby we issued the New Senior Notes and 1,165,000 new shares of common stock (including the full exercise of the over-allotment option by the underwriters of our common stock offering), and used the net proceeds (i) to repay the Old Senior Notes plus accrued and unpaid interest; (ii) to repay our subordinated notes issued to former holders of shares of our Series A Preferred Stock in lieu of accrued and unpaid dividends; (iii) to redeem all of the outstanding shares of our Series A Preferred Stock and to purchase, through an offer to purchase, all of the outstanding shares of our Series C Preferred Stock, in each case, for a price which included all accrued and unpaid dividends; (iv) to repay the outstanding borrowings under our credit facility and (v) for general corporate purposes.  We received net proceeds from these debt and equity offerings of approximately $147.9 million after deducting fees and expenses of the offerings.  We used approximately $92.6 million of the net proceeds of the offerings for the repurchase of our Old Senior Notes, including accrued and unpaid interest and related fees and expenses.  We used approximately $2.6 million for the repayment of subordinated notes that had been issued in lieu of cash dividends on shares of Series A Preferred Stock previously converted into common stock. We used approximately $13.4 million to redeem all of the outstanding Series A Preferred Stock, including accrued and unpaid dividends, of which $11.0 million has been paid as of December 31, 2002, and $2.4 million will be paid out upon submission of proper documentation from the remaining holders of the Series A Preferred Stock.  The $2.4 million amount is reflected in our consolidated balance sheet as of December 31, 2002 in accrued current liabilities.  We used approximately $20.9 million of the net proceeds from the offerings for the repurchase of all of the outstanding Series C Preferred Stock issued to the sellers of iMaternity in October 2001, including accrued and unpaid dividends. The remaining $18.4 million of net proceeds from the offerings were used to repay all of the outstanding borrowings under the credit facility, with the balance invested in short-term investments and available for general corporate purposes.  The net proceeds of approximately $147.9 million from the debt and equity offerings includes approximately $0.6 million of cash proceeds from the exercise of stock options by certain selling stockholders in conjunction with the equity offering.

The New Senior Notes were issued at 98.719% of their face amount, resulting in an annual effective interest rate of 11.50%.  Interest on the New Senior Notes is payable semi-annually in cash on February 1st and August 1st, and commenced on February 1, 2003.  The New Senior Notes were issued by Mothers Work, are senior unsecured obligations of Mothers Work, and are unconditionally guaranteed on a senior basis by all of our domestic subsidiaries.  See Note 9 of “Notes to Consolidated Financial Statements.”  The New Senior Notes are redeemable at our option, in whole or in part at any time on or after August 1, 2006 at 105.625% of their face amount, plus accrued and unpaid interest, declining ratably to 100% of their face amount, plus accrued and unpaid interest, on and after August 1, 2009.  Additionally, before August 1, 2005, we may redeem, at our option, up to 35% of the aggregate principal amount of the New Senior Notes with the proceeds from equity offerings at 111.25% of their principal amount, plus accrued and unpaid interest.  The New Senior Notes impose certain restrictions on our ability to, among other things, incur additional indebtedness, pay dividends, repurchase stock, and enter into other various types of transactions.

Cash and cash equivalents increased by $13.6 million during the first quarter of fiscal 2003 compared to a decrease of $7.5 million for the first quarter of fiscal 2002.  Cash provided by operations was $16.9 million for both the first quarter of fiscal 2003 and fiscal 2002.  During the first quarter of fiscal 2003, our cash provided by operations primarily served to increase our cash and cash equivalents, as well as to pay for capital expenditures.  During the first quarter of fiscal 2002, we used our cash provided by operations, along with excess cash balances, primarily to reduce borrowings under our credit facility by $12.8 million and to repay outstanding iMaternity debt of $8.9 million assumed upon our acquisition of iMaternity in October 2001.

For the first quarter of fiscal 2003, we spent $5.2 million on capital expenditures, including $4.3 million on furniture, fixtures and leasehold improvements principally for new store facilities as well as improvements to existing stores, and $0.9 million for our distribution and corporate facilities and information systems. In comparison, we spent a total of $2.1 million on capital expenditures in the first quarter of fiscal 2002, of which $1.9 million was spent for new store facilities as well as improvements to existing stores and $0.2 million on distribution and corporate facilities and information systems.  The increase in capital expenditures primarily reflects the increased number of our new store openings compared to a year ago.

We have a $60 million credit facility which includes a $56.0 million borrowing base revolving line of credit and approximately $4 million to support a special purpose letter of credit facility. This $60 million credit facility matures on September 15, 2004.  In October 2001, the credit facility was amended and restated primarily to increase the collateral base to include the assets acquired in our purchase of iMaternity.  On August 5, 2002, we further amended the credit facility to, among other things, permit the consummation of the debt and equity offerings and the use of proceeds thereof, and modify the covenants in order to increase the annual capital expenditures limit to $30.0 million and permit acquisitions, capital stock repurchases and early redemptions of senior notes within specified limits. The amendment also added an unused facility fee of 10 basis points per annum.  Interest on direct borrowings under the credit facility is currently based on the lender’s prime rate or, at our election, an alternative rate of LIBOR plus 200 basis points for all or part of the direct borrowings outstanding. At December 31, 2002, there were no direct borrowings under the credit facility.  Borrowings under the credit facility would have borne interest at the rate of between approximately 3.40% and 4.25% per annum as of December 31, 2002.  Amounts available for direct borrowings, net of letters of credit outstanding, are limited to the lesser of (a) the unused portion of the credit facility or (b) the Aggregate Adjusted Availability (“AAA”) as defined in the agreement based on a percentage of eligible inventory, receivables and cash. The credit facility is secured by a security interest in our accounts receivable, inventory, equipment, fixtures, cash and other assets. There are no financial covenant requirements in the agreement unless the AAA falls below $10.0 million. In such event, we would have to achieve minimum cash flow, as defined in the agreement, of not less than zero. During the first quarter of fiscal 2003 and all of fiscal 2002, we have exceeded the AAA minimum.  As of December 31, 2002, outstanding borrowings under the credit facility consisted of no direct borrowings and $3.1 million in letters of credit, with AAA and available borrowings of $48.1 million, compared to $17.3 million of direct borrowings and $2.8 million in letters of credit, with AAA and available borrowings of $31.1 million as of December 31, 2001. In addition, pursuant to the special purpose letter of credit facility, as of December 31, 2002 we have an outstanding $3.4 million standby letter of credit to collateralize an outstanding industrial revenue bond and a $1.0 million letter of credit to collateralize a government mortgage note.

Management of the Company believes that our current cash and working capital positions, expected operating cash flows and available borrowing capacity under the credit facility will be sufficient to fund our working capital, capital expenditures and debt repayment requirements for the foreseeable future.

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

Our significant accounting policies were described in Note 2 of “Notes to Consolidated Financial Statements” contained in the Annual Report on Form 10-K as filed for the fiscal year ended September 30, 2002.  We believe that the following discussion addresses our critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  If actual results were to differ significantly from estimates made, the reported results could be materially affected.  However, the Company is not currently aware of any reasonably likely events or circumstances that would result in materially different results.

The Company’s senior management has reviewed these critical accounting policies and estimates and Management’s Discussion and Analysis regarding them with its audit committee.

Inventories.  We value our inventories, which consist primarily of maternity apparel, at the lower of cost or market. Cost is determined on the first-in, first-out method (FIFO) and includes the cost of merchandise and freight. A periodic review of inventory quantities on hand is performed in order to determine if inventory is properly positioned at the lower of cost or market. Factors related to current inventories such as future consumer demand and fashion trends, current analysis of merchandise based on receipt date, current and anticipated retail markdowns or wholesale discounts, and class or type of inventory are analyzed to determine estimated net realizable values.  Criteria utilized by the Company to quantify aging trends include factors such as amount of merchandise received within the past twelve months, merchandise received more than one year before with quantities on-hand in excess of 12 months of sales, and merchandise currently selling below cost.  A provision is recorded to reduce the cost of inventories to the estimated net realizable values, if required. Inventories as of December 31, 2002 and September 30, 2002 totaled $72.5 million and $76.8 million, respectively, representing approximately 30.5% and 32.9% of total assets, respectively. Given the significance of inventories to the Company’s consolidated financial statements, the determination of net realizable values is considered to be a critical accounting estimate. Any significant unanticipated changes in the factors noted above could have a significant impact on the value of our inventories and our reported operating results.

Long-Lived Assets.  Our long-lived assets consist principally of store leasehold improvements and are included in the “Property, Plant and Equipment, net” line item in our consolidated balance sheets. These long-lived assets are recorded at cost and are amortized using the straight-line method, which deducts equal amounts of costs from earnings every year over the lesser of the applicable store lease term or the estimated useful life of the leasehold improvements. The typical initial lease term for our stores is ten years.  Net property, plant and equipment as of December 31, 2002 and September 30, 2002 totaled $49.7 million and $50.5 million, respectively, representing approximately 20.9% and 21.6% of total assets, respectively.

In assessing potential impairment of these assets, we periodically evaluate the historical and forecasted operating results and cash flows on a store-by-store basis. Newly-opened stores may take time to generate positive operating and cash flow results. Factors such as (i) store type, that is, company store or leased department, (ii) store concept, that is, Motherhood, Mimi, or A Pea in the Pod, (iii) store location, for example, urban area versus suburb, (iv) current marketplace awareness of our brands, (v) local customer demographic data and (vi) current fashion trends are all considered in determining the time frame required for a store to achieve positive financial results, which is assumed to be within two years from the date a store location is opened. If economic conditions are substantially different from our expectations, the carrying value of certain of our long-lived assets may become impaired.  For the first quarter of fiscal 2003, we had no write-downs of long-lived assets.

Goodwill.  The purchase method of accounting for business combinations requires the Company to make use of estimates and judgments to allocate the purchase price paid for acquisitions to the fair value of the net tangible and identifiable intangible assets.  Goodwill represents the excess of the aggregate purchase price over the fair value of net assets of an acquired entity.  As of both December 31, 2002 and September 30, 2002, goodwill totaled $52.7 million, representing approximately 22.2% and 22.6% of total assets, respectively.  In June 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill no longer be amortized, but instead be tested for impairment at least annually or as impairment indicators arise. Prior to our adoption of SFAS No. 142 on October 1, 2001, goodwill was amortized using the straight-line method over a period of 20 years.

The impairment test requires the Company to compare the fair value of business reporting units to their carrying value, including assigned goodwill.  SFAS No. 142 required an initial impairment test within six months after adoption by the Company and annually thereafter.  In addition, goodwill is tested more frequently if changes in circumstances or the occurrence of events indicate impairment exists.  In assessing potential impairment of goodwill, we have determined that we have one reporting unit for purposes of applying SFAS No. 142 based on our reporting structure. The fair value of our single reporting unit is determined based on the fair market value of our outstanding common stock on a control basis. The Company performed the initial adoption impairment test in early fiscal 2002.  The results of the initial impairment test and the annual impairment test performed as of September 30, 2002 indicated fair value amounts exceeded carrying amounts by a substantial margin.  If any significant unanticipated change in the fair value of our outstanding common stock on a control basis occurs, our goodwill may become impaired.

Accounting for Income Taxes.  As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process requires us to estimate our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciation of property and equipment and valuation of inventories, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income. Actual results could differ from this assessment if adequate taxable income is not generated in future periods. Deferred tax assets as of December 31, 2002 and September 30, 2002 totaled $18.6 million and $20.7 million, respectively, representing approximately 7.8% and 8.9% of total assets, respectively. To the extent we believe that recovery of the deferred tax assets is not more likely than not, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase the allowance in a period, we must include an expense within the tax provision in the statement of operations.

 Accounting for Contingencies.  From time to time, we are named as a defendant in legal actions arising from our normal business activities.  We account for contingencies such as these in accordance with SFAS No. 5, “Accounting for Contingencies.”  SFAS No. 5 requires us to record an estimated loss contingency when information available prior to issuance of our financial statements indicates that it is probable that an asset has been impacted or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated.  SFAS No 5. further states that when there is a range of loss and no amount within that range is a better estimate than any other, then the minimum amount of the range shall be accrued.  Accounting for contingencies arising from contractual or legal proceedings requires management to use its best judgment when estimating an accrual related to such contingencies, which includes consultation with the Company’s legal counsel. As of December 31, 2002 and September 30, 2002, accruals for loss contingencies, excluding estimated legal fees to defend the Company against currently pending matters, were not significant.  As additional information becomes known, our accrual for a loss contingency could fluctuate, thereby creating variability in our results of operations from period to period. Likewise, an actual loss arising from a loss contingency which significantly exceeds the amount accrued for in our financial statements could have a material adverse impact on our operating results for the period in which such actual loss becomes known.

Forward-Looking Statements

Some of the information in this report, including the information incorporated by reference (as well as information included in oral statements or other written statements made or to be made by us), contains forward–looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements involve a number of risks and uncertainties. A number of factors could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward–looking statements. These factors include, but are not limited to: changes in consumer spending patterns, raw material price increases, consumer preferences and overall economic conditions, the impact of competition and pricing, availability of suitable store locations, continued availability of capital and financing, ability to hire and develop senior management and sales associates, ability to develop and source merchandise and ability to receive production from foreign sources on a timely basis, and other factors referenced in our Annual Report on Form 10-K, including those set forth under the caption “Risk Factors.”

In addition, these forward–looking statements necessarily depend upon assumptions, estimates and dates that may be incorrect or imprecise and involve known and unknown risks, uncertainties and other factors. Accordingly, any forward–looking statements included in this report do not purport to be predictions of future events or circumstances and may not be realized. Forward–looking statements can be identified by, among other things, the use of forward–looking terms such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “pro forma,” “anticipates,” “intends,” “continues,” “could,” “estimates,” “plans,” “potential,” “predicts,” “goal,” “objective,” or the negative of any of these terms, or comparable terminology, or by discussions of outlook, plans, goals, strategy or intentions. Forward–looking statements speak only as of the date made. We assume no obligation to update any of these forward–looking statements to reflect actual results, changes in assumptions or changes in other factors affecting these forward–looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Mothers Work is exposed to market risk from changes in interest rates.  We have not entered into any market sensitive instruments for trading purposes.  The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market interest rates.  The range of changes presented reflects our view of changes that are reasonably possible over a one-year period.

At December 31, 2002, the principal components of our debt portfolio were the $125.0 million of new Senior Notes due 2010 and the $60 million credit facility, both of which are denominated in U.S. dollars.  The fair value of the debt portfolio is referred to as the “debt value.”  The New Senior Notes bear interest at a fixed rated of 11¼%.  While a change in market interest rates would not affect the interest incurred or cash flow related to this fixed rate portion of the debt portfolio, the debt value would be affected.

Our revolving credit facility carries a variable interest rate that is tied to market indices.  At December 31, 2002, we had no direct borrowings and $3.1 million of letters of credit outstanding under our credit facility (plus an additional $4.4 million of letters of credit outstanding under a special purpose letter of credit facility).  Direct borrowings under the credit facility would have borne interest at a rate between approximately 3.40% and 4.25% per annum as of December 31, 2002.  Any future borrowings under the credit facility would, to the extent of outstanding borrowings, be affected by changes in market interest rates. A change in market interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the value of the financial instrument.

The sensitivity analysis as it relates to the fixed portion of our debt portfolio assumes an instantaneous 100 basis point move in interest rates from their levels at December 31, 2002 with all other variables held constant.  A 100 basis point increase in market interest rates would result in a decrease in the debt value of the New Senior Notes by $6.1 million at December 31, 2002.  Conversely, a 100 basis point decline in market interest rates would cause the debt value to increase by $6.5 million at December 31, 2002.

Other than as described above, we do not believe that the market risk exposure on other financial instruments is material.

Item 4. Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our internal review committee and our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of a date within 90 days prior to the date of filing this Quarterly Report on Form 10-Q (the “Evaluation Date”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports was recorded, processed, summarized and reported within the applicable time periods.  Since the Evaluation Date, there have been no significant changes in internal controls or, to our knowledge, in other factors that could significantly affect these controls including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On July 17, 2002, a purported class action was filed against us in the Superior Court of California for Los Angeles County. The complaint alleges that, under California law, certain former and current employees should have received overtime compensation, meal breaks and rest breaks. We are currently a party to an action alleging similar claims under Washington law in Spokane County Superior Court. The plaintiffs in these cases are seeking unspecified actual damages, penalties and attorneys’ fees. At this stage in these proceedings, we are unable to predict the outcome of these cases, which we are vigorously defending. As appropriate, we have undertaken preliminary steps to mediate certain of these claims. We understand that similar proceedings have been brought in California against other retail companies.

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

Item 2. Changes in Securities and Use of Proceeds

(a)  Not applicable

(b)  Not applicable

(c)  Recent Sales of Unregistered Securities

As previously reported, as part of the consideration for Mothers Work’s acquisition of iMaternity in October 2001, the Company issued detachable warrants to purchase 350,000 shares of the Company’s common stock with an exercise price of $22.50 per share (of which the Company repurchased warrants to purchase 125,000 shares in August 2002).

Pursuant to the terms of such warrants, Centre Capital Investors III, L.P. and certain of its affiliates (collectively, “Centre Partners”) exercised their warrants using the “net issue election” alternative to pay the exercise price.  Centre Partners turned in warrants to purchase an aggregate of 100,000 shares of common stock and, on December 3, 2002, Mothers Work issued an aggregate of 44,113 shares to Centre Partners.  The number of shares issued was determined based on the then-current fair market value of the Company’s common stock of $40.26 per share.

These shares were not registered under the Securities Act of 1933, as amended (the “Securities Act”).  They were issued upon exercise of the warrants issued to Centre Partners, which were originally issued in reliance upon the exemption pursuant to Rule 506 promulgated under Section 4(2) of the Securities Act.  The Company based such reliance upon factual representations made to the Company by each person receiving securities in the iMaternity transaction as to such person’s investment intent, sophistication and status as an “accredited investor” within the meaning of Regulation D under the Securities Act.

(d)  Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits.

Exhibit No.	Description

99.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification of the Senior Vice President-Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K.

None.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOTHERS WORK, INC.

Date: February 14, 2003	By:	/s/ DAN W. MATTHIAS
Dan W. Matthias Chairman of the Board and Chief Executive Officer

Date: February 14, 2003	By:	/s/ EDWARD M. KRELL
Edward M. Krell Senior Vice President— Chief Financial Officer

CERTIFICATIONS

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Dan W. Matthias, certify that:

1.                                       I have reviewed this quarterly report on Form 10-Q of Mothers Work, Inc.;

2.                                       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                                       The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a–14 and 15d–14) for the registrant and have:

a)                                      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

February 14, 2003	/s/ Dan W. Matthias
Date	Dan W. Matthias Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Edward M. Krell, certify that:

1.                                       I have reviewed this quarterly report on Form 10-Q of Mothers Work, Inc.;

2.                                       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                                       The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a–14 and 15d–14) for the registrant and we have:

a)                                      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

February 14, 2003	/s/ Edward M. Krell
Date	Edward M. Krell Senior Vice President-Chief Financial Officer