Form 10-Q
period 2003-06-30
MOTHERS WORK INC
filed 2003-08-14
CIK 896985

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

or

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

Common Stock, $.01 par value — 5,219,774 shares outstanding as of August 12, 2003

MOTHERS WORK, INC. AND SUBSIDIARIES
INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

MOTHERS WORK, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2003	September 30, 2002
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$25,142	$14,759
Trade receivables	5,129	4,839
Inventories	82,208	76,830
Deferred income taxes	6,581	8,888
Prepaid expenses and other current assets	6,219	5,126
Total current assets	125,279	110,442

Property, Plant and Equipment, net	56,643	50,460
Assets Held for Sale	1,200	1,200
Other Assets:
Goodwill	52,677	52,677
Deferred financing costs, net of accumulated amortization of $749 and $465	4,183	4,467
Other intangible assets, net of accumulated amortization of $2,441 and $2,249	1,186	1,199
Deferred income taxes	11,831	11,831
Other non-current assets	993	1,009
Total other assets	70,870	71,183

	$253,992	$233,285

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Line of credit borrowings	$—	$—
Current portion of long-term debt	269	369
Accounts payable	20,494	20,110
Accrued expenses and other current liabilities	40,051	32,045
Total current liabilities	60,814	52,524

Long-Term Debt	127,901	127,913
Deferred Rent and Other Liabilities	5,954	5,343
Series C Cumulative Redeemable Preferred Stock	—	—
Total liabilities	194,669	185,780

Commitments and Contingencies (Note 3)

Stockholders’ Equity:
Preferred stock, 2,000,000 shares authorized
Series A cumulative convertible preferred stock, $.01 par value; $280.4878 stated value; 41,000 shares authorized, none outstanding	—	—
Series B junior participating preferred stock, $.01 par value; 300,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value; 20,000,000 shares authorized, 5,207,124 and 5,179,901 shares issued and outstanding, respectively	52	52
Additional paid-in capital	63,129	63,623
Accumulated deficit	(3,858)	(16,170)
Total stockholders’ equity	59,323	47,505

	$253,992	$233,285

 The accompanying notes are an integral part of these consolidated financial statements.

 MOTHERS WORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002
Net sales	$132,403	$122,599	$370,047	$341,849
Cost of goods sold	56,706	54,566	168,727	160,201
Gross profit	75,697	68,033	201,320	181,648
Selling, general and administrative expenses	58,420	52,667	170,579	153,918
Operating income	17,277	15,366	30,741	27,730
Interest expense, net	3,633	3,330	10,787	10,350
Income before income taxes	13,644	12,036	19,954	17,380
Income tax provision	5,275	4,476	7,642	6,464
Net income	8,369	7,560	12,312	10,916
Dividends on preferred stock	—	761	—	2,294
Net income available to common stockholders	$8,369	$6,799	$12,312	$8,622

Income per share — basic	$1.60	$1.76	$2.35	$2.36
Average shares outstanding — basic	5,239	3,873	5,240	3,654

Income per share — diluted	$1.50	$1.45	$2.18	$2.18
Average shares outstanding — diluted	5,570	5,097	5,651	3,982

 The accompanying notes are an integral part of these consolidated financial statements.

MOTHERS WORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended June 30,
	2003	2002
Cash Flows from Operating Activities
Net income	$12,312	$10,916
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,351	7,213
Loss on impairment of long-lived assets	89	—
Loss on disposal of assets	156	—
Deferred income tax provision	2,307	6,532
Tax benefit of stock option exercises	478	—
Amortization of deferred financing costs	284	375
Accretion of discount on notes	100	162
Provision for deferred rent	443	353
Changes in assets and liabilities, net of effect of acquisition:
(Increase) decrease in
Trade receivables	(290)	715
Inventories	(5,378)	8,093
Prepaid expenses and other current assets	(385)	1,054
Increase (decrease) in
Accounts payable, accrued expenses and other liabilities	10,687	(1,989)
Net cash provided by operating activities	28,154	33,424
Cash Flows from Investing Activities
Acquisition of iMaternity, net of cash acquired	—	574
Capital expenditures	(15,979)	(5,138)
Purchase of intangible assets	(180)	(128)
Net cash used in investing activities	(16,159)	(4,692)
Cash Flows from Financing Activities
Decrease in line of credit borrowings	—	(30,748)
Increase in cash overdrafts	1,334	939
Repayment of long-term debt	(212)	(240)
Repayment of debt assumed in acquisition of iMaternity	—	(8,892)
Repurchase and retirement of common stock	(1,467)	—
Payment of issuance costs of common stock	(210)	—
Payment of issuance costs of long-term debt	(242)	—
Payout on redemption of Series A Preferred Stock	(1,310)	—
Proceeds from exercise of stock options and warrants	495	2,027
Net cash used in financing activities	(1,612)	(36,914)
Net Increase (Decrease) in Cash and Cash Equivalents	10,383	(8,182)
Cash and Cash Equivalents, Beginning of Period	14,759	10,358
Cash and Cash Equivalents, End of Period	$25,142	$2,176

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$6,793	$7,004
Cash paid for income taxes	$2,529	$2,616

The accompanying notes are an integral part of these consolidated financial statements.

MOTHERS WORK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003
(unaudited)

1.             BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the requirements for Form 10-Q and Article 10 of Regulation S-X and, accordingly, certain information and footnote disclosures have been condensed or omitted. Reference is made to the Annual Report on Form 10-K, as of and for the year ended September 30, 2002 for Mothers Work, Inc. and Subsidiaries (the “Company” or “Mothers Work”) as filed with the Securities and Exchange Commission, for additional disclosures including a summary of the Company’s accounting policies.

In the opinion of management, the consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company for the periods presented. Since the Company’s operations are seasonal, the interim operating results of the Company may not be indicative of operating results for the full year.

2.             STOCK OPTIONS AND WARRANTS

During the three and nine months ended June 30, 2003, respectively, a total of 28,000 and 238,000 stock options were granted to certain employees and non-employee directors for the purchase of the Company’s common stock at prices not less than the fair market value of the Company’s common stock on the date of grant.

In connection with the acquisition of iMaternity on October 17, 2001 (see Note 8), the Company issued to the sellers warrants to purchase 350,000 shares of the Company’s common stock at an exercise price of $22.50 per share (the “Warrants”).  The Warrants were immediately vested upon grant and are exercisable for seven years from the date of grant.  During the year ended September 30, 2002, the Company repurchased Warrants to purchase 125,000 shares of the Company’s common stock for a purchase price of $4.50 per underlying share, or a total of $562,500.  In the first quarter of fiscal 2003, certain holders of the Warrants turned in Warrants to purchase 100,000 shares of the Company’s common stock and were issued 44,113 shares of the Company’s common stock pursuant to a cashless exercise net issuance election. As of June 30, 2003, Warrants to purchase 125,000 shares remained outstanding.

3.             COMMITMENTS AND CONTINGENCIES

On July 17, 2002, a purported class action was filed against the Company in the Superior Court of California for Los Angeles County. The complaint alleged that, under California law, certain former and current employees should have received overtime compensation, meal breaks and rest breaks. In March 2003, the Company, without admitting liability, entered into a settlement agreement in connection with this action.  The agreement received preliminary court approval and remains subject to final court approval.  The Company, as previously disclosed, recorded an estimated charge of $800,000 related to this settlement during the three months ended March 31, 2003 and reduced its estimate to $700,000 during the three months ended June 30, 2003.

The Company was also a party to an action alleging similar claims under Washington law in Spokane County Superior Court. The plaintiffs in the Washington case sought unspecified actual damages, penalties and attorneys’ fees. On or about April 23, 2003, one purported subclass of the plaintiffs accepted a settlement arrangement in the amount of $50,000, plus attorney’s fees and costs incurred through such date.  After a trial with the remaining purported subclass, in May 2003, the jury found for the Company on all but one claim, for which it awarded the remaining plaintiffs damages in the amount of $106,000.  The parties are currently contesting costs and expenses being sought by the plaintiffs in the amount of approximately $390,000.  Accordingly, during the three months ended June 30, 2003, the Company reserved approximately $545,000 towards the estimated legal fees and settlement costs of this case, which have been included in accrued expenses in the accompanying Consolidated Balance Sheet.

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

4.             EARNINGS PER SHARE (EPS)

The Company follows Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share.”  Basic earnings (loss) per share (“Basic EPS”) is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding.  Diluted earnings  (loss) per share (“Diluted EPS”) is computed by dividing net income  (loss) by the weighted average number of shares of common stock outstanding, after giving effect to the potential dilution from the exercise of securities, such as stock options, into shares of common stock as if those securities were exercised.

The following tables summarize the Basic EPS and Diluted EPS calculation (in thousands, except per share amounts):

	Three Months Ended June 30, 2003			Three Months Ended June 30, 2002
	Income	Shares	Earnings Per Share	Income	Shares	Earnings Per Share
Basic EPS	$8,369	5,239	$1.60	$6,799	3,873	$1.76
Incremental shares from the assumed exercise of outstanding stock options and warrants	—	331		—	548
Assumed conversion of subordinated notes	—	—		20	65
Assumed conversion of preferred stock	—	—		582	611
Diluted EPS	$8,369	5,570	$1.50	$7,401	5,097	$1.45

	Nine Months Ended June 30, 2003			Nine Months Ended June 30, 2002
	Income	Shares	Earnings Per Share	Income	Shares	Earnings Per Share
Basic EPS	$12,312	5,240	$2.35	$8,622	3,654	$2.36
Incremental shares from the assumed exercise of outstanding stock options and warrants	—	411		—	286
Assumed conversion of subordinated notes	—	—		40	42
Diluted EPS	$12,312	5,651	$2.18	$8,662	3,982	$2.18

Options to purchase 264,450 and 10,000 shares were outstanding as of June 30, 2003 and 2002, respectively, but were not included in the computation of Diluted EPS as their effect would have been antidilutive for the three and nine month periods then ended. These options could potentially dilute EPS in the future.

During the third quarter of fiscal 2002, certain holders of Series A Cumulative Convertible Preferred Stock (the “Series A Preferred Stock”) elected to convert 964 of such shares, with a stated value of $271,000 and at a conversion rate equal to ten shares of common stock for each share of Series A Preferred Stock (a total of 9,640 shares of common stock). For the first nine months of fiscal 2002, a total of 11,496 shares of Series A Preferred Stock with a stated value of $3,224,000 were converted into 114,955 shares of common stock.

The Company was restricted under the terms of its old 12 5/8% senior notes from paying accrued cash dividends to the holders of the Series A Preferred Stock upon conversion. Accordingly, the Company issued subordinated notes totaling $159,000 and $2,214,000 in the third quarter and first nine months of fiscal 2002, respectively.  For the quarter and nine months ended June 30, 2002, the conversion feature of the subordinated notes outstanding, which had an aggregate value of $2,544,000, was determined to make such notes dilutive and, therefore, they were included in the Diluted EPS computation.

For the quarter ended June 30, 2002, the calculation of Diluted EPS was based on average diluted shares outstanding of 5,097,000, which included approximately 611,000 potential shares that were required to be included in respect of the conversion features of the Company’s then outstanding Series A Preferred Stock and Series C Cumulative Redeemable Preferred Stock (the “Series C Preferred Stock”).  These potential shares were included in the Diluted EPS computation for the quarter ended June 30, 2002 because the level of net income for the quarter had the effect, when factored into the calculation, of making the potential shares dilutive to earnings.  The 26,913 shares of Series A Preferred Stock outstanding at

June 30, 2002, which were convertible into 269,128 shares of common stock, were determined to be antidilutive and therefore excluded from the EPS computation for the nine months ended June 30, 2002.  All of the shares of Series C Preferred Stock outstanding as of June 30, 2002 were excluded from the EPS computations for the nine months then ended as their effect would have been antidilutive.  During the fourth quarter of fiscal 2002, all of the remaining outstanding Series A Preferred Stock, Series C Preferred Stock and subordinated notes were redeemed or repurchased using proceeds generated from the Company’s August 2002 debt and equity offerings.

In February 2003, the stockholders of the Company approved an amendment to the Company’s 1987 Stock Option Plan, as amended and restated.   This amendment increased the number of shares of common stock available for issuance upon the exercise of options granted under this plan by 500,000.

In March 2003, the Board of Directors approved a share repurchase program under which the Company may repurchase up to $10,000,000 of its outstanding common stock from time to time until March 2005.  Pursuant to this program, the Company had repurchased 66,554 shares of its common stock at a cost of $1,467,000 through June 30, 2003.

5.             STOCK-BASED COMPENSATION

The Company follows the intrinsic value method of accounting for stock-based employee compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The following tables illustrate the effect on net income (loss) and earnings  (loss) per share if the Company had accounted for its stock option plans using the fair value method of accounting under SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (in thousands, except per share amounts):

		Three Months Ended June 30,		Nine Months Ended June 30,
		2003	2002	2003	2002
Net income available to common stockholders, as reported		$8,369	$6,799	$12,312	$8,622
Deduct:	Total stock-based employee compensation expense determined under the fair value based method for all grants, net of tax	(168)	(183)	(3,083)	(616)
Pro forma net income		$8,201	$6,616	$9,229	$8,006
Diluted EPS:
As reported		$1.50	$1.45	$2.18	$2.18
Pro forma		$1.44	$1.31	$1.63	$2.02

Pro forma Diluted EPS is computed by dividing pro forma net income (loss) by the weighted average number of shares outstanding after giving effect to the potential dilution from the exercise of securities, such as stock options, into shares of common stock as if those securities were exercised as of the beginning of the period presented.

The weighted average fair value of the options granted during the three and nine months ended June 30, 2003 is estimated at $23.55 and $35.05 per share, respectively, and at $34.00 and $9.57 per share, respectively, for the three and nine months ended June 30, 2002. The weighted average fair value is calculated based on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2002	2003	2002
Volatility	52.2%	80.6%	58.0%	67.4%
Risk free interest rate	2.5%	2.7%	4.1%	2.1%
Expected life	10.0 years	9.6 years	9.2 years	7.9 years

6.             INVENTORIES

Inventories were comprised of the following (in thousands):

	June 30, 2003	September 30, 2002

Finished goods	$70,073	$64,889
Work-in-progress	3,288	3,740
Raw materials	8,847	8,201
	$82,208	$76,830

7.             ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities were comprised of the following (in thousands):

	June 30, 2003	September 30, 2002

Salaries, wages, and employee benefits	$10,436	$7,686
Income taxes payable	3,809	899
Interest	5,872	2,150
Sales taxes	2,174	1,998
Gift certificates and store credits	1,816	1,504
Rent	693	1,603
Insurance	2,214	1,862
Audit and legal	2,327	1,129
Reserves recorded in the iMaternity acquisition (see Note 8)	3,451	4,330
Remaining payout on redemption of Series A Preferred Stock	2,415	3,725
Accrued store construction costs	1,643	3,434
Other	3,201	1,725
	$40,051	$32,045

Interest payments on the senior notes are made semiannually on February 1st and August 1st.

8.             ACQUISITION OF IMATERNITY

The Company acquired eSpecialty Brands, LLC (“iMaternity”) on October 17, 2001 (the “Acquisition Date”) for $19,748,000, including transaction costs of $875,000.  The acquisition was accounted for under the purchase method of accounting, and the results of operations of iMaternity have been included in the Company’s results of operations from the Acquisition Date. Assets acquired and liabilities assumed were recorded at their estimated fair values.

Based on the allocation of purchase price, the application of the purchase method of accounting resulted in $23,093,000 of excess purchase price over the estimated fair value of the net tangible assets acquired of $22,145,000 less assumed liabilities of $16,553,000 and costs to exit certain operations and locations of iMaternity of $8,937,000. The Company recognizes that certain identifiable intangible assets were acquired, primarily trademarks, trade names, and Internet domain names. However, as determined by an independent third party appraiser, based on the nature of the items and use within the Company’s business and industry, no value was assigned to any of the identifiable intangibles. Accordingly, the excess purchase price was assigned to goodwill.  In addition, in connection with the acquisition, the Company assumed certain liabilities with trade creditors of approximately $2,300,000 that are still in dispute.  With respect to the effect of these trade payables on the allocation of the purchase price, to the extent that these payables are not paid and the associated liability reduced, then goodwill would be reduced.

At the Acquisition Date, iMaternity operated a total of 166 Dan Howard and Mothertime maternity clothing stores, including some under the trade name iMaternity, and the online iMaternity.com website. The Company developed a plan in conjunction with the acquisition to close 92 iMaternity stores and convert the remaining acquired locations to the Company’s existing store concepts of Motherhood and Mimi Maternity. Further, the plan included the shutdown of iMaternity’s corporate headquarters and warehouse operation in Chicago, as well as its manufacturing and warehousing facilities in Costa

Rica.  In connection with the plan, the Company recorded severance costs for involuntarily terminated employees of the acquired business of $2,587,000, lease termination fees and related legal costs of $4,200,000, and accrued for other costs to be incurred to complete the exit activities of the acquired business totaling $2,150,000. Approximately 850 employees of the acquired business were expected to be terminated as part of the plan, consisting of 528 corporate and 322 store employees.

As of June 30, 2003, the Company has closed 93 iMaternity stores, of which 78 were included as part of the 92 planned iMaternity store closures.  During fiscal 2002, the Company closed 88 iMaternity stores, of which 75 were included as part of the 92 planned store closures.  Also during fiscal 2002, the Company closed the corporate headquarters and warehouse operation in Chicago, an Internet-related development center in San Diego, California and other domestic warehousing facilities. The iMaternity manufacturing and warehousing operations in Costa Rica have been operationally shut down.  The carrying value of the Costa Rica facility was reduced to its estimated realizable value as of the Acquisition Date, which was determined based on a market survey received from an independent third party, less estimated selling costs, and is classified as “Assets Held for Sale” in the accompanying consolidated balance sheets.  During the first nine months of fiscal 2003, the Company closed an additional five iMaternity stores of which three were part of the 92 planned store closures.  In accordance with its plan, the Company expects to close up to an additional 14 of the acquired iMaternity stores.  The timing of the store closures is dependent primarily upon the Company’s ability to negotiate and complete the lease termination settlements.

In connection with the store closures and the shutdown of the various facilities as described above, the Company terminated 820 employees (524 corporate and 296 store employees), to whom $1,687,000 in accrued severance was paid out and charged against the liability as of September 30, 2002.  Included in the severance payouts are quarterly installments made with regard to a non-compete covenant and severance arrangement with a former executive of iMaternity.  The remaining severance accrual of $747,000 as of June 30, 2003 principally reflects the balance of the non-compete and severance arrangement that is payable ratably on a monthly basis through September 2006.

A summary of the charges incurred and reserves recorded in connection with the iMaternity acquisition exit/restructuring activities during fiscal 2002 and the first nine months of fiscal 2003 is as follows (in thousands):

	Adjustments and Reserves Recorded in Purchase Accounting	Balance as of September 30, 2002	Charges During the Nine Months Ended June 30, 2003	Balance as of June 30, 2003

Lease termination fees	$4,200	$2,730	$563	$2,167
Severance	2,587	900	153	747
Exit and other costs	2,150	700	163	537
	$8,937	$4,330	$879	$3,451

The following table displays the net non-cash assets (liabilities) that were acquired as a result of the iMaternity acquisition (in thousands):

Non-cash assets (liabilities):
Inventory	$6,168
Property, plant and equipment	3,412
Deferred income taxes	11,450
Other current assets	541
Goodwill	23,093
Current liabilities, including transaction costs	(17,473)
Debt	(8,892)
Net non-cash assets acquired	18,299
Less: Preferred stock issued	(17,999)
Warrants issued	(874)
Cash acquired from the acquisition of iMaternity	$(574)

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

Nine Months Ended June 30, 2002
Net sales	$344,046
Operating income	26,889
Net income	10,268
Net income available to common stockholders	7,887
Income per share — basic	$2.16
Income per share — diluted	$1.99

9.             NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, and addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company adopted this statement effective October 1, 2002. Adoption of SFAS No. 143 did not have a material impact on the Company’s financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which established a single accounting model, based on the framework established in SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of,” and resolved significant implementation issues related to SFAS No. 121 and APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of a Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 144 superceded SFAS No. 121 and portions of APB Opinion No. 30.  The Company adopted this statement effective October 1, 2002.  Adoption of SFAS No. 144 did not have a material impact on the Company’s financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  The provisions of this statement related to the rescission of SFAS No. 4 were applied by the Company effective October 1, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB Opinion No. 30 for classification as an extraordinary item will be reclassified.  As a result, it will be necessary to reclassify the loss on the early extinguishment of debt as additional interest expense for the period ended September 30, 2002.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 supersedes Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” and is effective for transactions initiated after December 31, 2002. Under SFAS No. 146, a company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. A liability is incurred when an event obligates the entity to transfer or use assets. Management does not expect the adoption of this statement will have a material impact on the Company’s financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others.” This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and did not have a material impact on the Company’s financial position or results of operations. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 31, 2002.

In November 2002, the EITF reached a consensus on EITF Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.” EITF Issue No. 02-16 provides guidance as to how entities should account for cash consideration received from a vendor. EITF Issue No. 02-16 presumes that cash received from a vendor represents a reduction of the prices of the vendor’s products or services, unless the cash received represents a payment for assets or services provided to the vendor or a reimbursement of costs incurred by the entity to sell the vendor’s products. The provisions of EITF Issue No. 02-16 will apply to all agreements entered into or modified after December 31, 2002. Management does not expect the provisions of EITF Issue No. 02-16 will have a material impact on the Company’s financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148.  SFAS No. 148 amends SFAS No. 123 and is effective for fiscal years ending after December 15, 2002.  SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the disclosure requirements for interim financial statements.

10.          GUARANTOR SUBSIDIARIES

Pursuant to the terms of the indenture relating to the $125,000,000 of 11¼% Senior Notes due 2010 (the “New Senior Notes”), Cave Springs, Inc. and the wholly-owned domestic subsidiaries of iMaternity (collectively, the “Guarantor Subsidiaries”) have jointly and severally provided an unconditional guarantee of the obligations of Mothers Work with respect to the New Senior Notes. There are no restrictions on any of the assets of the Guarantor Subsidiaries which would limit their ability to transfer funds to Mothers Work in the form of loans, advances or cash dividends, except as provided by applicable law. None of the Company’s foreign subsidiaries have guaranteed the New Senior Notes. The condensed consolidating financial information for the Company, the Guarantor Subsidiaries, and the Company’s non-guarantor subsidiaries as of and for the nine months ended June 30, 2003 as presented below has been prepared from the books and records maintained by the Guarantor Subsidiaries and the Company. The condensed financial information may not necessarily be indicative of the results of operations or financial position had the Guarantor Subsidiaries operated as independent entities. Certain intercompany sales included in the subsidiary records are eliminated in consolidation. Mothers Work pays all expenditures on behalf of the Guarantor Subsidiaries. An amount due to/due from parent will exist at any time as a result of this activity. The condensed financial information includes the allocation of material amounts of expenses such as corporate services, administration and taxes on income. The allocations are generally based on proportional amounts of sales or assets, and taxes on income are allocated consistent with the asset and liability approach used for consolidated financial statement purposes. Management believes these allocation methods are reasonable.

Mothers Work, Inc.
Condensed Consolidating Balance Sheet
June 30, 2003
(unaudited)
(in thousands)

	Mothers Work (Parent Company)	Guarantor Subsidiaries (U.S. Companies)	Non-Guarantor Subsidiaries (Foreign Companies)	Consolidating Eliminations	Mothers Work Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$23,939	$187	$1,016	$—	$25,142
Trade receivables	4,889	240	—	—	5,129
Inventories	80,367	1,371	470	—	82,208
Deferred income taxes	6,581	—	—	—	6,581
Prepaid expenses and other current assets	6,219	—	—	—	6,219
Total current assets	121,995	1,798	1,486	—	125,279
Property, Plant and Equipment, net	53,997	1,751	895	—	56,643
Assets Held for Sale	—	—	1,200	—	1,200
Other Assets	37,090	354	131	33,295	70,870
Investments in and advances to (from) affiliates	37,459	164,971	(3,472)	(198,958)	—
Total assets	$250,541	$168,874	$240	$(165,663)	$253,992

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Line of credit borrowings	$—	$—	$—	$—	$—
Current portion of long-term debt	269	—	—	—	269
Accounts payable	20,494	—	—	—	20,494
Accrued expenses and other current liabilities	36,600	—	—	3,451	40,051
Total current liabilities	57,363	—	—	3,451	60,814
Long-Term Debt	127,901	—	—	—	127,901
Deferred Rent and Other Liabilities	5,954	—	—	—	5,954
Total liabilities	191,218	—	—	3,451	194,669
Stockholders’ Equity:
Common stockholders’ equity	59,323	168,874	240	(169,114)	59,323
Total liabilities and stockholders’ equity	$250,541	$168,874	$240	$(165,663)	$253,992

Mothers Work, Inc.
Condensed Consolidating Statement of Operations
For The Nine Months Ended June 30, 2003
(unaudited)
(in thousands)

	Mothers Work (Parent Company)	Guarantor Subsidiaries (U.S. Companies)	Non- Guarantor Subsidiaries (Foreign Companies)	Consolidating Eliminations	Mothers Work Consolidated

Net sales	$348,168	$31,032	$3,508	$(12,661)	$370,047
Cost of goods sold	160,198	7,347	1,182	—	168,727
Gross profit	187,970	23,685	2,326	(12,661)	201,320
Selling, general and administrative expenses	172,846	8,598	1,796	(12,661)	170,579
Operating income	15,124	15,087	530	—	30,741
Interest income (expense), net	(16,900)	6,113	—	—	(10,787)
Equity in earnings of subsidiaries	14,034	—	—	(14,034)	—
Income (loss) before income taxes	12,258	21,200	530	(14,034)	19,954
Income tax provision (benefit)	(54)	7,494	202	—	7,642

Net income (loss)	$12,312	$13,706	$328	$(14,034)	$12,312

Mothers Work, Inc.
Condensed Consolidating Cash Flow Statement
For The Nine Months Ended June 30, 2003
(unaudited)
(in thousands)

	Mothers Work (Parent Company)	Guarantor Subsidiaries (U.S. Companies)	Non- Guarantor Subsidiaries (Foreign Companies)	Consolidating Eliminations	Mothers Work Consolidated
Cash Flows from Operating Activities:
Net income (loss)	$12,312	$13,706	$328	$(14,034)	$12,312
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,130	171	50	—	7,351
Loss on impairment of long-lived assets	89	—	—	—	89
Loss on disposal of assets	156	—	—	—	156
Deferred income tax provision	2,307	—	—	—	2,307
Tax benefit of stock option exercises	478	—	—	—	478
Amortization of deferred financing costs	284	—	—	—	284
Accretion of discount on notes	100	—	—	—	100
Provision for deferred rent	443	—	—	—	443
Changes in assets and liabilities:
Decrease (increase) in—
Trade receivables	(129)	(161)	—	—	(290)
Inventories	(5,744)	649	(283)	—	(5,378)
Prepaid expenses and other current assets	(273)	19	(131)	—	(385)
Intercompany balance	(2,263)	(13,514)	1,743	14,034	—
Increase (decrease) in—
Accounts payable, accrued expenses and other liabilities	11,406	(630)	(89)	—	10,687
Net cash provided by operating activities	26,296	240	1,618	—	28,154
Cash Flows from Investing Activities:
Capital expenditures	(15,084)	(99)	(796)	—	(15,979)
Purchase of intangible assets	(180)	—	—	—	(180)
Net cash used in investing activities	(15,264)	(99)	(796)	—	(16,159)
Cash Flows from Financing Activities:
Increase in cash overdrafts	1,334	—	—	—	1,334
Repayment of long-term debt	(212)	—	—	—	(212)
Repurchase of common stock	(1,467)	—	—	—	(1,467)
Payment of issuance costs of common stock	(210)	—	—	—	(210)
Payment of issuance costs of long-term debt	(242)	—	—	—	(242)
Payout on redemption of Series A Preferred Stock	(1,310)	—	—	—	(1,310)
Proceeds from exercise of stock options and warrants	495	—	—	—	495
Net cash used in financing activities	(1,612)	—	—	—	(1,612)
Net Increase in Cash and Cash Equivalents	9,420	141	822	—	10,383
Cash and Cash Equivalents, Beginning of Period	14,519	46	194	—	14,759
Cash and Cash Equivalents, End of Period	$23,939	$187	$1,016	$—	$25,142

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following tables set forth certain operating data as a percentage of net sales and as a percentage change for the periods indicated:

	Percentage of Net Sales				% Period to Period Increase
	Three Months Ended June 30,		Nine Months Ended June 30,		Three Months Ended June 30,	Nine Months Ended June 30,
	2003	2002	2003	2002	2003 vs. 2002	2003 vs. 2002
Net sales	100.0%	100.0%	100.0%	100.0%	8.0%	8.2%
Cost of goods sold	42.8	44.5	45.6	46.9	3.9	5.3
Gross profit	57.2	55.5	54.4	53.1	11.3	10.8
Selling, general and administrative expenses	44.2	43.0	46.1	45.0	10.9	10.8
Operating income	13.0	12.5	8.3	8.1	12.4	10.9
Interest expense, net	2.7	2.7	2.9	3.0	9.1	4.2
Income before income taxes	10.3	9.8	5.4	5.1	13.4	14.8
Income tax provision	4.0	3.6	2.1	1.9	17.9	18.2
Net income	6.3	6.2	3.3	3.2	10.7	12.8
Dividends on preferred stock	—	0.6	—	0.7	NM	NM
Net income available to common stockholders	6.3%	5.6%	3.3%	2.5%	23.1	42.8

The following tables set forth certain information concerning the number of Company stores and leased departments for the periods indicated:

	Three Months Ended
	June 30, 2003			June 30, 2002
	Stores	Leased Departments	Total	Stores	Leased Departments	Total

Beginning of period	801	148	949	761	132	893
iMaternity acquired locations, net of related closures	(1)	—	(1)	(20)	—	(20)
Opened	25	5	30	13	13	26
Closed	(4)	(2)	(6)	(1)	—	(1)
End of period	821	151	972	753	145	898

	Nine Months Ended
	June 30, 2003			June 30, 2002
	Stores	Leased Departments	Total	Stores	Leased Departments	Total

Beginning of period	763	146	909	639	132	771
iMaternity acquired locations, net of related closures	(5)	—	(5)	83	—	83
Opened	73	9	82	38	14	52
Closed	(10)	(4)	(14)	(7)	(1)	(8)
End of period	821	151	972	753	145	898

Three Months Ended June 30, 2003 and 2002

Net Sales.  Our net sales for the third quarter of fiscal 2003 increased 8.0%, a $9.8 million increase, to $132.4 million from $122.6 million for the third quarter of fiscal 2002.  Net sales for the third quarter increased primarily from the addition of new stores, with the total number of our locations increasing to 972 at June 30, 2003 compared to 898 at June 30, 2002. For the quarter ended June 30, 2003, we opened 30 new locations and closed seven locations, including one iMaternity store closed in connection with the consolidation of that acquired store chain. Since acquiring 166 iMaternity stores in October 2001, we have closed a total of 93 stores where we believed we could transfer a sufficient portion of the sales to our existing stores within the same area while eliminating acquired store expenses and improving inventory utilization. Comparable store sales for the third quarter of fiscal 2003 decreased by 0.4%, based on 821 locations, versus a comparable store sales increase of 4.1% during the third quarter of fiscal 2002, based on 718 locations. The comparable store sales results for the quarter were adversely affected by the continued difficult retail environment and the lack of consistent Spring-like weather conditions conducive to selling Spring apparel during most of the quarter in much of the United States.

Gross Profit.  Our gross profit for the third quarter of fiscal 2003 increased by 11.3%, a $7.7 million increase, to $75.7 million from $68.0 million for the third quarter of fiscal 2002.  This increase was attributable primarily to our increased sales compared to last year, and, to a lesser extent, our improved gross margin.  Gross profit as a percentage of net sales for the third quarter of fiscal 2003 improved by 168 basis points (1.68 percentage points of net sales) to 57.2% from 55.5% for the third quarter of fiscal 2002.  The increase in gross margin versus last year primarily reflects the reduction of our product costs as a result of the continued expansion and refinement of our global sourcing initiatives, as well as delays in the timing of certain product selling price reductions to the fourth quarter due to the delay in the onset of Spring weather in much of the United States compared to last year.

Selling, General and Administrative Expenses.  Our selling, general and administrative (“SG&A”) expenses for the third quarter of fiscal 2003 increased by 10.9%, a $5.8 million increase, to $58.4 million from $52.7 million for the third quarter of fiscal 2002. Compared to the third quarter of fiscal 2002, store wages and related benefit costs increased by $2.2 million and store rent and related expenses increased by $1.9 million, primarily resulting from our new store openings during the past twelve months and increased medical benefits expenses.  In addition, our SG&A expenses for the third quarter of fiscal 2003 included a pre-tax legal expense charge of approximately $0.4 million (0.3% of net sales) for the estimated costs related to the previously disclosed employment-related litigation in Washington.  As a percentage of net sales, SG&A expenses increased to 44.2% for the third quarter of fiscal 2003 compared to 43.0% for the third quarter of fiscal 2002, primarily reflecting increased store payroll, benefits and rent expenses as a percentage of net sales, and the impact of the $0.4 million pre-tax legal expense charge.  The increase in store expenses as a percentage of net sales primarily reflects the relatively low comparable store sales increase for the quarter as well as the higher store expense ratios of our newer stores.

Operating Income.  Our operating income for the third quarter of fiscal 2003 increased by 12.4%, a $1.9 million increase, to $17.3 million from $15.4 million for the third quarter of fiscal 2002.  Operating income as a percentage of net sales for the third quarter of fiscal 2003 increased to 13.0% from 12.5% for the third quarter of fiscal 2002, due to the increase in our gross margin, partially offset by an increased operating expense ratio.

Interest Expense, Net.  Our net interest expense for the third quarter of fiscal 2003 increased by 9.1%, a $0.3 million increase, to $3.6 million from $3.3 million for the third quarter of fiscal 2002.  The increase in interest expense for the current period reflects the higher overall debt balance compared to last year, due to the net impact of our August 2002 debt and equity offerings.

Income Taxes. Our effective income tax rate was a provision of 38.7% for the third quarter of fiscal 2003 compared to a provision of 37.2% for the third quarter of fiscal 2002.   The effective income tax rate of 38.7% for the third quarter of fiscal 2003 was computed based on an estimated annual effective tax rate of 38.3% for fiscal 2003.  The increase in our estimated annual effective tax rate for fiscal 2003 primarily reflects an increase in our estimated effective state income tax rate.

Dividends on Preferred Stock.  Preferred dividends were zero for the third quarter of fiscal 2003 compared to $0.8 million for the third quarter of fiscal 2002, reflecting the redemption of our Series A Preferred Stock and repurchase of our Series C Preferred Stock in the fourth quarter of fiscal 2002. Consequently, we will no longer report any dividends with respect to these two series of preferred stock.  As of June 30, 2003,  $2.4 million has not yet been paid for the redeemed Series A Preferred Stock and will be paid out upon submission of proper documentation from the remaining holders of those shares.

Net Income Available to Common Stockholders.  Net income available to common stockholders for the third quarter of fiscal 2003 was $8.4 million, or $1.50 per common share (diluted), compared to $6.8 million, or $1.45 per common share (diluted), for the third quarter of fiscal 2002, representing a 23.1% increase in net income and a 3.4% increase in diluted earnings per share.  The average diluted shares outstanding of 5,570,000 for the third quarter of fiscal 2003 were 9.3% higher than the 5,097,000 shares for the third quarter of fiscal 2002.  As of June 30, 2003, we had 5,207,124 outstanding common shares, which reflects the retirement of 60,554 shares we repurchased during the third quarter of fiscal 2003 pursuant to our share repurchase program.

Nine Months Ended June 30, 2003 and 2002

Net Sales.  Our net sales for the first nine months of fiscal 2003 increased 8.2%, a $28.2 million increase, to $370.0 million from $341.8 million for the first nine months of fiscal 2002.  Net sales for the first nine months increased primarily due to the addition of new stores.  Comparable store sales for the first nine months of fiscal 2003 increased by 1.1%, based on 722 locations, versus a comparable store sales increase of 1.0% during the first nine months of fiscal 2002, based on 665 locations.  The comparable store sales results for the first nine months of fiscal 2003 were adversely affected by the continued difficult retail environment.  For the nine months ended June 30, 2003, we opened 82 new locations and closed 19 locations, including five iMaternity stores closed in connection with the consolidation of the acquired store chain.

Gross Profit.    Our gross profit for the first nine months of fiscal 2003 increased 10.8%, a $19.7 million increase, to $201.3 million, compared to $181.6 million for the first nine months of fiscal 2002, due to increased sales and, to a lesser extent, improved gross margin compared to last year. Gross profit as a percentage of net sales for the first nine months of fiscal 2003 increased by 127 basis points to 54.4% from 53.1% in the comparable period of fiscal 2002. The improvement in gross margin versus last year primarily reflects our continued success at reducing product costs through our global sourcing initiatives.

Selling, General and Administrative Expenses.    Our SG&A expenses for the first nine months of fiscal 2003 increased by 10.8%, a $16.7 million increase, to $170.6 million from $153.9 million for the first nine months of fiscal 2002. Compared to the first nine months of fiscal 2002, store wages and related benefit costs increased by $6.6 million and store rent and related expenses increased by $5.1 million, primarily resulting from our new store openings during the past twelve months and increased medical benefits expenses.   In addition, our SG&A expenses for the first nine months of fiscal 2003 included pre-tax legal expense charges of approximately $1.2 million related to the estimated settlement costs, judgment costs and related expenses of previously disclosed separate employment-related litigation in California and Washington.  As a percentage of net sales, SG&A expenses increased to 46.1% for the first nine months of fiscal 2003 compared to 45.0% for the first nine months of fiscal 2002, primarily reflecting increased store payroll, benefits and rent expenses as a percentage of net sales, and the impact of the $1.2 million pre-tax legal expense charges.  The increase in store expenses as a percentage of net sales primarily reflects the relatively low comparable store sales increase for the first nine months as well as the higher store expense ratios of our newer stores.

Operating Income.    Our operating income for the first nine months of fiscal 2003 increased by 10.9%, a $3.0 million increase, to $30.7 million compared to $27.7 million for the first nine months of fiscal 2002, due to the higher sales volume and improved gross margin, partially offset by higher SG&A expenses. Operating income as a percentage of net sales for the first nine months of fiscal 2003 increased to 8.3% from 8.1% in the comparable period of fiscal 2002 due to the increase in our gross margin, largely offset by an increased operating expense ratio.

Interest Expense, Net.    Our net interest expense for the first nine months of fiscal 2003 increased by 4.2%, or $0.4 million, to $10.8 million, compared to $10.4 million for the first nine months of fiscal 2002. The increase reflects the somewhat higher overall debt balance compared to last year due to the net impact of our August 2002 debt and equity offerings, partially offset by a $0.3 million non-recurring interest expense credit in fiscal 2003 related to our credit facility.

Income Taxes.    Our effective income tax rate was a provision of 38.3% for the first nine months of fiscal 2003 compared to 37.2% for the first nine months of fiscal 2002. The increase in the effective income tax rate primarily reflects an increase in our estimated effective state income tax rate.

Dividends on Preferred Stock.  Preferred dividends were zero for the first nine months of fiscal 2003 compared to $2.3 million for the first nine months of fiscal 2002, reflecting the redemption of our Series A Preferred Stock and repurchase of our Series C Preferred Stock in the fourth quarter of fiscal 2002.

Net Income Available to Common Stockholders.  Net income available to common stockholders for the first nine months of fiscal 2003 was $12.3 million, or $2.18 per common share (diluted), compared to $8.6 million, or $2.18 per common share (diluted), for the first nine months of fiscal 2002, representing a 42.8% increase in net income.  The average diluted shares outstanding of 5,651,000 for the first nine months of fiscal 2003 were 41.9% higher than the 3,982,000 shares for the first nine months of fiscal 2002, due to the shares issued in our August 2002 common stock offering as well as the impact of stock options and warrants exercised during the past 12 months and the increased dilutive effect of outstanding stock options and warrants compared to last year.

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

Liquidity and Capital Resources

Our cash needs have primarily been for (i) debt service on our senior notes and our credit facility, (ii) capital expenditures, including leasehold improvements, fixtures and equipment for new stores, store relocations and expansions~~,~~ and existing stores, as well as for our distribution and corporate facilities and information systems, and (iii) working capital, including inventory to support our new stores as well as existing stores. We have historically financed these capital requirements from cash flows from operations and borrowings under our credit facility.

In August 2002, we completed debt and equity offerings whereby we issued $125.0 million of 11 1/4% senior notes due 2010 (the “New Senior Notes”) and 1,165,000 new shares of common stock (including the full exercise of the over-allotment option by the underwriters of our common stock offering), and used the net proceeds (i) to repay the $92.0 million of 12 5/8% senior notes (the “Old Senior Notes”) plus accrued and unpaid interest; (ii) to repay subordinated notes issued to former holders of shares of our Series A Preferred Stock in lieu of accrued and unpaid dividends; (iii) to redeem all of the outstanding shares of our Series A Preferred Stock and to purchase, through an offer to purchase, all of the outstanding shares of our Series C Preferred Stock, in each case, for a price which included all accrued and unpaid dividends; (iv) to repay the outstanding borrowings under our credit facility and (v) for general corporate purposes.  We received net proceeds from these debt and equity offerings of approximately $147.9 million, after deducting fees and expenses of the offerings.  We used approximately $92.6 million of the net proceeds of the offerings for the repurchase of our Old Senior Notes, including accrued and unpaid interest and related fees and expenses.  We used approximately $2.6 million for the repayment of subordinated notes that had been issued in lieu of cash dividends on shares of Series A Preferred Stock previously converted into common stock. We used approximately $13.4 million to redeem all of the outstanding Series A Preferred Stock, including accrued and unpaid dividends, of which $11.0 million has been paid as of June 30, 2003, and $2.4 million will be paid out upon submission of proper documentation from the remaining holders of the Series A Preferred Stock.  The $2.4 million amount is reflected in our consolidated balance sheet as of June 30, 2003 in accrued expenses and other current liabilities.  We used approximately $20.9 million of the net proceeds from the offerings for the repurchase of all of the outstanding Series C Preferred Stock issued to the sellers of iMaternity in October 2001, including accrued and unpaid dividends. The remaining $18.4 million of net proceeds from the offerings were used to repay all of the outstanding borrowings under the credit facility, with the balance invested in short-term investments and available for general corporate purposes.  The net proceeds of approximately $147.9 million from the debt and equity offerings includes approximately $0.6 million of cash proceeds from the exercise of stock options by certain selling stockholders in conjunction with the equity offering.

The New Senior Notes were issued at 98.719% of their face amount, resulting in an annual effective interest rate of 11.50%.  Interest on the New Senior Notes is payable semi-annually in cash on February 1st and August 1st, and commenced on February 1, 2003.  The New Senior Notes were issued by Mothers Work, are senior unsecured obligations of Mothers Work, and are unconditionally guaranteed on a senior basis by all of our domestic subsidiaries.  See Note 10 of “Notes to Consolidated Financial Statements.”  The New Senior Notes are redeemable at our option, in whole or in part, at any time on or after August 1, 2006 at 105.625% of their face amount, plus accrued and unpaid interest, declining ratably to 100% of their face amount, plus accrued and unpaid interest, on and after August 1, 2009.  Additionally, before August 1, 2005, we may redeem, at our option, up to 35% of the aggregate principal amount of the New Senior Notes with the proceeds from equity offerings at 111.25% of their principal amount, plus accrued and unpaid interest.  The New Senior Notes impose certain restrictions on our ability to, among other things, incur additional indebtedness, pay dividends, repurchase stock, and enter into other various types of transactions.

Cash and cash equivalents increased by $10.4 million during the first nine months of fiscal 2003 compared to a decrease of $8.2 million for the first nine months of fiscal 2002.  Cash provided by operations was $28.2 million for the first nine months of fiscal 2003, a decrease of $5.3 million from the $33.4 million for the first nine months of fiscal 2002.  During the first nine months of fiscal 2003, we used cash provided by operations primarily to pay for $16.0 million of capital expenditures and to increase our cash and cash equivalents.  During the first nine months of fiscal 2002, we used our cash provided by operations, along with excess cash balances, primarily to reduce borrowings under our credit facility by $30.7 million and to repay outstanding iMaternity debt of $8.9 million assumed upon our acquisition of iMaternity in October 2001.

For the first nine months of fiscal 2003, we spent $16.0 million on capital expenditures, including $11.1 million on furniture, fixtures and leasehold improvements principally for new store facilities, as well as improvements to existing stores, and $4.9 million for our distribution and corporate facilities and information systems.  In comparison, we spent a total of $5.1 million on capital expenditures in the first nine months of fiscal 2002, of which $4.4 million was spent for new store facilities and improvements to existing stores, and $0.7 million on distribution and corporate facilities and information systems.  The increase in capital expenditures primarily reflects the increased number of our new store openings compared to a year ago, as well as expenditures to expand the capacity and throughput of our distribution center and increased investment in our management information systems, including the continued rollout of our new proprietary point-of-sale system.

In March 2003, our Board of Directors approved a share repurchase program under which we may repurchase up to $10.0 million of the Company’s outstanding common stock from time to time until March 2005.  Pursuant to this program, we had repurchased 66,554 shares of the Company’s common stock at a cost of $1,467,000 through June 30, 2003.

We have a $60 million credit facility that includes a $56.0 million borrowing base revolving line of credit and approximately $4 million to support a special purpose letter of credit facility. This $60 million credit facility matures on September 15, 2004.  In October 2001, the credit facility was amended and restated primarily to increase the collateral base to include the assets acquired in our purchase of iMaternity.  On August 5, 2002, we further amended the credit facility to, among other things, permit the consummation of the debt and equity offerings and the use of proceeds thereof, and modify the covenants in order to increase the annual capital expenditures limit to $30.0 million and permit acquisitions, capital stock repurchases and early redemptions of senior notes within specified limits. The amendment also added an unused facility fee of 10 basis points per annum.  Interest on direct borrowings under the credit facility is currently based on the lender’s prime rate or, at our election, an alternative rate of LIBOR plus 200 basis points for all or part of the direct borrowings outstanding. At June 30, 2003, there were no direct borrowings under the credit facility.  Borrowings under the credit facility would have borne interest at the rate of between approximately 3.1% and 4.0% per annum as of June 30, 2003.  Amounts available for direct borrowings, net of letters of credit outstanding, are limited to the lesser of (a) the unused portion of the credit facility or (b) the Aggregate Adjusted Availability (“AAA”) as defined in the agreement based on a percentage of eligible inventory, receivables and cash. The credit facility is secured by a security interest in our accounts receivable, inventory, equipment, fixtures, cash and other assets. There are no financial covenant requirements in the agreement unless the AAA falls below $10.0 million. In such event, we would have to achieve minimum cash flow, as defined in the agreement, of not less than zero. During the first nine months of fiscal 2003 and all of fiscal 2002, we have exceeded the AAA minimum.  As of June 30, 2003, outstanding borrowings under the credit facility consisted of no direct borrowings and $3.5 million in letters of credit, with AAA and available borrowings of $52.5 million.  By comparison, as of June 30, 2002, outstanding borrowings under the credit facility consisted of $1.5 million of direct borrowings and $3.1 million in letters of credit, with AAA and available borrowings of $46.3 million. In addition, pursuant to the special purpose letter of credit facility, as of June 30, 2003 we have an outstanding $3.4 million standby letter of credit to collateralize an outstanding industrial revenue bond and a $1.0 million letter of credit to collateralize a government mortgage note.

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

Inventories.  We value our inventories, which consist primarily of maternity apparel, at the lower of cost or market. Cost is determined on the first-in, first-out method (FIFO) and includes the cost of merchandise and freight. A periodic review of inventory quantities on hand is performed in order to determine if inventory is properly positioned at the lower of cost or market. Factors related to current inventories such as future consumer demand and fashion trends, current analysis of merchandise based on receipt date, current and anticipated retail markdowns or discounts, and class or type of inventory are analyzed to determine estimated net realizable values.  Criteria utilized by the Company to quantify aging trends include factors such as amount of merchandise received within the past twelve months, merchandise received more than one year before with quantities on-hand in excess of 12 months of sales, and merchandise currently selling below cost.  A provision is recorded to reduce the cost of inventories to the estimated net realizable values, if required. Inventories as of June 30, 2003 and September 30, 2002 totaled $82.2 million and $76.8 million, respectively, representing approximately 32.4% and 32.9% of total assets, respectively. Given the significance of inventories to the Company’s consolidated financial statements, the determination of net realizable values is considered to be a critical accounting estimate. Any significant unanticipated changes in the factors noted above could have a significant impact on the value of our inventories and our reported operating results.

Long-Lived Assets.  Our long-lived assets consist principally of store leasehold improvements and are included in the “Property, Plant and Equipment, net” line item in our consolidated balance sheets. These long-lived assets are recorded at cost and are amortized using the straight-line method, which deducts equal amounts of costs from earnings every year over the lesser of the applicable store lease term or the estimated useful life of the leasehold improvements. The typical initial lease term for our stores is ten years.  Net property, plant and equipment as of June 30, 2003 and September 30, 2002 totaled $56.6 million and $50.5 million, respectively, representing approximately 22.3% and 21.6% of total assets, respectively.

In assessing potential impairment of these assets, we periodically evaluate the historical and forecasted operating results and cash flows on a store-by-store basis. Newly opened stores may take time to generate positive operating and cash flow results. Factors such as (i) store type, that is, company store or leased department, (ii) store concept, that is, Motherhood, Mimi Maternity, or A Pea in the Pod, (iii) store location, for example, urban area versus suburb, (iv) current marketplace awareness of our brands, (v) local customer demographic data and (vi) current fashion trends are all considered in determining the time frame required for a store to achieve positive financial results, which is assumed to be within two years from the date a store location is opened. If economic conditions are substantially different from our expectations, the carrying value of certain of our long-lived assets may become impaired.  In the third quarter and nine months ended June 30, 2003, we recorded zero and $89,000, respectively, in write-downs of long-lived assets.

Goodwill.  The purchase method of accounting for business combinations requires the Company to make use of estimates and judgments to allocate the purchase price paid for acquisitions to the fair value of the net tangible and identifiable intangible assets.  Goodwill represents the excess of the aggregate purchase price over the fair value of net assets of an acquired entity.  As of both June 30, 2003 and September 30, 2002, goodwill totaled $52.7 million, representing approximately 20.7% and 22.6% of total assets, respectively.  In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill no longer be amortized, but instead be tested for impairment at least annually or as impairment indicators arise. Prior to our adoption of SFAS No. 142 on October 1, 2001, goodwill was amortized using the straight-line method over a period of 20 years.

The impairment test requires the Company to compare the fair value of business reporting units to their carrying value, including assigned goodwill.  SFAS No. 142 required an initial impairment test within nine months after adoption by the Company and annually thereafter.  In addition, goodwill is tested more frequently if changes in circumstances or the occurrence of events indicate impairment exists.  In assessing potential impairment of goodwill, we have determined that we have one reporting unit for purposes of applying SFAS No. 142 based on our reporting structure. The fair value of our single reporting unit is determined based on the fair market value of our outstanding common stock on a control basis. The Company performed the initial adoption impairment test in early fiscal 2002.  The results of the initial impairment test and the annual impairment test performed as of September 30, 2002 indicated fair value amounts exceeded carrying amounts by a substantial margin.  If any significant unanticipated change in the fair value of our outstanding common stock on a control basis occurs, our goodwill may become impaired.

Accounting for Income Taxes.  As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process requires us to estimate our actual current tax expense together with assessing temporary differences resulting from differing treatment of items, such as depreciation of property and equipment and valuation of inventories, for tax and accounting purposes.  We determine our provision for income taxes based on federal and state tax laws and regulations as currently in effect, some of which have been recently revised.  Legislation changes currently proposed by certain states in which we operate, if enacted, could increase the transactions or activities subject to tax. Any such legislation that becomes law could result in an increase in our income tax expense and our income taxes paid.

The temporary differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income. Actual results could differ from this assessment if adequate taxable income is not generated in future periods. Deferred tax assets as of June 30, 2003 and September 30, 2002 totaled $18.4 million and $20.7 million, respectively, representing approximately 7.2% and 8.9% of total assets, respectively. To the extent we believe that recovery of the deferred tax assets is not more likely than not, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase the allowance in a period, we must include an expense within the tax provision in the statement of operations.

Accounting for Contingencies.  From time to time, we are named as a defendant in legal actions arising from our normal business activities.  We account for contingencies such as these in accordance with SFAS No. 5, “Accounting for Contingencies.”  SFAS No. 5 requires us to record an estimated loss contingency when information available prior to issuance of our financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated.  SFAS No. 5 and its interpretation further state that when there is a range of loss and no amount within that range is a better estimate than any other, then the minimum amount of the range shall be accrued.  Accounting for contingencies arising from contractual or legal proceedings requires management to use its best judgment when estimating an accrual related to such contingencies, which includes consultation with the Company’s legal counsel.  As of June 30, 2003, accruals for loss contingencies include charges totaling $1.2 million in connection with our previously disclosed separate employment-related litigation in California and Washington.  As additional information becomes known, our accrual for a loss contingency could fluctuate, thereby creating variability in our results of operations from period to period. Likewise, an actual loss arising from a loss contingency which significantly exceeds the amount accrued for in our financial statements could have a material adverse impact on our operating results for the period in which such actual loss becomes known.

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

At June 30, 2003, the principal components of our debt portfolio were the $125.0 million of New Senior Notes due 2010 and the $60 million credit facility, both of which are denominated in U.S. dollars.  The fair value of the debt portfolio is referred to as the “debt value.”  The New Senior Notes bear interest at a fixed rate of 11¼%.  While a change in market interest rates would not affect the interest incurred or cash flow related to this fixed rate portion of the debt portfolio, the debt value would be affected.

Our revolving credit facility carries a variable interest rate that is tied to market indices.  At June 30, 2003, we had no direct borrowings and $3.5 million of letters of credit outstanding under our credit facility (plus an additional $4.4 million of letters of credit outstanding under a special purpose letter of credit facility).  Direct borrowings under the credit facility would have borne interest at a rate between approximately 3.1% and 4.0% per annum as of June 30, 2003.  Any future borrowings under the credit facility would, to the extent of outstanding borrowings, be affected by changes in market interest rates. A change in market interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the value of the financial instrument.

The sensitivity analysis as it relates to the fixed portion of our debt portfolio assumes an instantaneous 100 basis point change in interest rates from their levels at June 30, 2003 with all other variables held constant.  A 100 basis point increase in market interest rates would result in a decrease in the debt value of the New Senior Notes by $5.8 million at June 30, 2003.  Conversely, a 100 basis point decline in market interest rates would cause the debt value to increase by $6.2 million at June 30, 2003.

Other than as described above, we do not believe that the market risk exposure on other financial instruments is material.

Item 4. Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our internal review committee and our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports was recorded, processed, summarized and reported within the applicable time periods.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On July 17, 2002, a purported class action was filed against the Company in the Superior Court of California for Los Angeles County. The complaint alleged that, under California law, certain former and current employees should have received overtime compensation, meal breaks and rest breaks.  In March 2003, the Company, without admitting liability, entered into a settlement agreement in connection with this action.  The agreement received preliminary court approval and remains subject to final court approval.  The Company, as previously disclosed, recorded an estimated charge of $800,000 related to this settlement during the three months ended March 31, 2003 and reduced its estimate to $700,000 during the three months ended June 30, 2003.

The Company was also a party to an action alleging similar claims under Washington law in Spokane County Superior Court. The plaintiffs in the Washington case sought unspecified actual damages, penalties and attorneys’ fees. On or about April 23, 2003, one purported subclass of the plaintiffs accepted a settlement arrangement in the amount of $50,000, plus attorney’s fees and costs incurred through such date.  After a trial with the remaining purported subclass, in May 2003, the jury found for the Company on all but one claim, for which it awarded the remaining plaintiffs damages in the amount of $106,000.  The parties are currently contesting costs and expenses being sought by the plaintiffs in the amount of approximately $390,000.  Accordingly, during the three months ended June 30, 2003, the Company reserved approximately $545,000 towards the estimated legal fees and settlement costs of this case, which have been included in accrued expenses in the accompanying Consolidated Balance Sheet.

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

Item 6. Exhibits and Reports on Form 8-K

(a)          Exhibits.

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Senior Vice President-Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Senior Vice President-Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)         Reports on Form 8-K.

None.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOTHERS WORK, INC.

Date: August 14, 2003	By:	/s/ DAN W. MATTHIAS
Dan W. Matthias
Chairman of the Board and Chief Executive Officer

Date: August 14, 2003	By:	/s/ EDWARD M. KRELL
Edward M. Krell
Senior Vice President— Chief Financial Officer