Form 10-K
period 2003-09-30
MOTHERS WORK INC
filed 2003-12-24
CIK 896985

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2003
or
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
(Title of class)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

        The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to $22.15, the price at which the common equity was last sold as of March 31, 2003 (the last business day of the registrant's most recently completed second fiscal quarter), was approximately $102,000,000.

        On December 17, 2003, there were 5,237,244 shares of the Registrant's common stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Stockholders scheduled to be held on January 22, 2004 are incorporated by reference into Part III of this Form 10-K.

PART I.

Item 1. Business

General

        We are the leading designer and retailer of maternity apparel in the United States, operating 1,006 retail locations, including 851 stores in all 50 states, Puerto Rico and Canada, and 155 leased departments. We design and contract manufacture approximately 90% of the merchandise we sell in our retail locations. We operate stores under the Motherhood Maternity® ("Motherhood"), Mimi Maternity® ("Mimi") and A Pea in the Pod® brands and also sell our merchandise on the Internet at our MaternityMall.com™ and our brand-specific websites. Our strategy is to fulfill, in a high-service store environment, all of an expectant mother's clothing needs, including casual and career wear, formal attire, lingerie and outerwear. We use a vertically integrated business model to ensure that we offer the broadest assortment of in-stock, fashionable merchandise. Our three retail brands collectively target all of the price points in maternity apparel, ranging from Motherhood at value prices to A Pea in the Pod at luxury prices. In addition to our 851 stores, our retail locations include 155 leased departments, primarily Motherhood-branded, within department and specialty stores. We have achieved 10.5% compounded annual sales growth over the past five years, resulting in sales of $492.4 million for the fiscal year ended September 30, 2003. We plan to open approximately 80-100 new retail locations in fiscal 2004, net of closings, primarily under the Motherhood Maternity brand and, to a lesser extent, the Mimi Maternity brand.

        Mothers Work was founded by Dan and Rebecca Matthias in 1982 as a mail-order maternity apparel catalog. We began operating retail stores in 1985 and completed our initial public offering in 1993. We acquired Motherhood and A Pea in the Pod in 1995 and eSpecialty Brands, LLC ("iMaternity") in October 2001 to increase our industry presence, address multiple price points in maternity apparel and improve operating productivity. Since the acquisitions of Motherhood and A Pea in the Pod, we have developed and grown these brands along with our Mimi brand. In connection with each of our acquisitions, we have consolidated some overlapping locations and closed under-performing stores, resulting in increased operating efficiency through reduction of acquired store expenses and improved inventory utilization.

Retail Concepts

        Motherhood.    Motherhood serves the value-priced market of the maternity apparel industry with the greatest number of customers and is our largest chain with 688 stores as of September 30, 2003. Motherhood is positioned with everyday low prices, broad assortment, fashion and quality. We believe that the Motherhood customer shops at moderate-priced department stores and discount stores when she is not expecting. Motherhood stores average approximately 1,600 square feet and are located primarily in enclosed malls, strip and power centers and central city business districts. Motherhood stores include 104 outlet locations that carry predominantly Motherhood-branded product, as well as some closeout merchandise. In addition, as of September 30, 2003, we operate 132 Motherhood leased departments in department and specialty stores such as Macy's®, Babies "R" Us®, Lazarus® and Rich's®. Between 1998 and 2000, we successfully broadened Motherhood's customer base by lowering price points approximately 40% to 45%. This new price position significantly expanded the brand's target market, increased revenues per store and increased unit volumes during this period. We opened 74 new Motherhood stores and outlets in fiscal 2003, excluding leased departments and net of store closings. As of September 30, 2003, we operate 13 Motherhood stores in Canada and believe that we can open additional stores in Canada. We may also have the opportunity to grow the number of our Motherhood leased departments in the United States.

        Mimi.    As of September 30, 2003, we had 119 Mimi stores that serve the middle market priced portion of the maternity apparel industry. The brand is positioned as trendy, contemporary, fun and affordable. We believe that the Mimi customer shops at department stores and specialty apparel chains when she is not expecting. Mimi stores average approximately 1,700 square feet and are located primarily in regional malls, lifestyle centers and central business districts. The stores carry Mimi-branded product, as well as a small selection of maternity merchandise developed by contemporary vendors exclusively for Mimi. We opened 13 Mimi stores in fiscal 2003, excluding leased departments and net of store closings. As of September 30, 2003, we also operate 22 Mimi leased departments in Marshall Field's® and Bloomingdale's®. Mimi was historically price positioned just below A Pea in the Pod. When Motherhood's prices were lowered, there was an opportunity for Mimi to broaden its customer base by including lower price points. Mimi was, therefore, repositioned during fiscal 2002 and its merchandise price points now range from just above Motherhood to the lower end of A Pea in the Pod. This repositioning has resulted in an expansion of Mimi's target market, and provided us the opportunity to increase the number of Mimi stores over time. As of September 30, 2003, six of our Mimi stores are multi-brand stores using the Mimi name, carrying a wide selection of both Mimi and Motherhood branded product. We plan to continue to open additional multi-brand stores carrying both Mimi and Motherhood product, using the Mimi store name.

        A Pea in the Pod.    A Pea in the Pod is the leading luxury maternity brand in the United States. The brand is positioned as exclusive, designer and luxury. As of September 30, 2003, our 44 A Pea in the Pod stores average approximately 2,400 square feet and are located in upscale venues, including Madison Avenue, Oak Street, Beverly Hills, South Coast Plaza and Bal Harbor. We also operate one A Pea in the Pod leased department in Macy's flagship Herald Square store in New York City. In addition to offering a wide selection of both A Pea in the Pod and Mimi branded products in all A Pea in the Pod stores, we seek out designer and contemporary brands and assist them to develop maternity versions of select styles exclusively for our A Pea in the Pod stores. Publicity, including celebrities wearing our clothes, is an important part of the marketing and positioning of the brand. As scarcity is part of the concept's luxury image, we have chosen to further develop the brand primarily by optimizing our customers' in-store experience rather than by opening new stores. We therefore continuously upgrade the quality of the locations, our store designs, the product styling and our publicity to enhance our brand image.

Our Competitive Strengths

        We are the leader in maternity apparel.    We are the leading designer and retailer of maternity apparel in the United States and are the only nationwide chain of maternity specialty stores in the United States. We believe that our brands are the most recognized in maternity apparel. We have established a broad distribution network, with stores in a wide range of geographic areas and retailing venues. In addition, we have a leading position at every price point of maternity apparel through our three distinct brands. Our leadership position enables us to gain a unique understanding of the needs of our maternity customers, as well as keep abreast of fashion and product developments. We enhance our leadership position, increase market penetration and further build our brands by operating leased departments in department and baby specialty stores.

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

        We are vertically integrated.    We design and contract manufacture approximately 90% of the merchandise we sell in our stores. We believe that vertical integration enables us to offer the widest product selection in maternity apparel, to respond quickly to fashion trends and to ensure industry-leading in-stock levels. We combine our in-house design expertise, domestic and international sourcing capabilities, a rapid inventory replenishment process and extensive proprietary systems to enhance operational and financial results.

        We utilize a rapid inventory replenishment system.    Since maternity apparel is a niche industry, store profitability is usually optimized in smaller store formats. We are able to offer a wide selection of merchandise in our stores, which average approximately 1,700 square feet, due, in large part, to our rapid inventory replenishment system. Our proprietary system enables us to offer more than 3,000 stock keeping units, or SKUs, per store without dedicating retail space to storage. We coordinate the rapid replenishment of inventory for all of our stores through our Philadelphia distribution center, which sends individually tailored selections to specific store locations between two and six times per week.

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

        We are able to obtain prime real estate locations.    We believe that we are able to obtain attractive real estate locations due to the brand awareness of our concepts, our multiple price point approach and our sought after maternity customer. We are the only maternity apparel retailer to provide mall operators with the ability to choose from three differently priced concepts, depending on the mall's target demographics. We are also able to provide multiple stores for malls that want to offer their maternity customers a range of price alternatives. In addition, in the case of multi-mall operators, we have the flexibility to provide several stores across multiple malls. As a result, we have been able to locate stores in many of what we believe are the most desirable shopping malls in the country and are able to obtain attractive locations within these malls.

        We have a highly experienced management team.    Dan Matthias, Chairman and Chief Executive Officer, and Rebecca Matthias, President and Chief Operating Officer, founded the Company over 20 years ago and are leaders in maternity apparel retailing. In recent years, we have added to our management team and have a management team with significant experience in all aspects of the retail and apparel business.

The Maternity Apparel Industry

        We are unaware of any data on the size of the maternity apparel industry. However, based on our own analysis, we believe there are approximately $1.2 billion of maternity clothes sold each year in the United States. In addition, we believe that there is an opportunity to grow the market by selling maternity clothes to pregnant women who currently purchase loose-fitting or larger-sized non-maternity clothing as a substitute for maternity wear. We also believe that the market can grow by reducing the amount of "hand-me-down" and "borrowing" associated with maternity apparel, particularly in the value-priced market where low-priced, fashionable newly-purchased maternity apparel could provide an economical alternative to secondhand maternity wear. Further, we believe that the demand for maternity apparel is relatively stable when compared to non-maternity apparel. Expectant mothers continue to need to replace their clothes and the current steady rate of approximately four million U.S. births per year has remained stable over the last decade. We believe that maternity apparel is also less fashion sensitive than specialty apparel in general, as demand is driven by the need to replace wardrobe basics as opposed to current fashion trends.

Brands

        We operate our maternity stores under three concepts offering a full range of casual and career wear, formal attire, lingerie and outerwear. We have positioned our three brands to target the entire spectrum of pregnant women, serving a smaller customer base at the highest price points and broadening the market as the price points are reduced. The following table sets forth certain information regarding our portfolio of stores as of September 30, 2003, including each store concept's target location, brand positioning, price range for dresses and average store size:

Brand	Description of Target Location	Brand Positioning	Dress Price Range	Average Store Size (square feet)
Motherhood	Moderate regional malls, strip centers and power centers	Broad assortment, fashion, quality and everyday low price	$ 17-$ 69	1,600
Mimi	Mid-priced regional malls and lifestyle centers	Contemporary, fun, trendy and affordable	$ 40-$168	1,700
A Pea in the Pod	Exclusive, high-end regional malls and affluent residential areas	Exclusive, designer and luxury	$150-$450	2,400

        Major regional malls with several department stores and a wide range of price points may be able to accommodate more than one maternity store. We have the ability to address multiple price alternatives at a given mall, with Motherhood as our value-oriented brand, Mimi as our mid-priced brand and A Pea in the Pod as our luxury brand. As of September 30, 2003, we had at least two of our store concepts in 64 major regional malls. In addition, all 44 of our A Pea in the Pod stores and 17 of our Motherhood stores carry Mimi branded merchandise, and six of our Mimi stores carry Motherhood-branded merchandise.

Internet Operations

        We believe that many pregnant women turn to the Internet for maternity-related information and products, including on-line purchases of maternity clothes. Our websites are therefore important for educating existing and potential customers about our brands and driving traffic to our stores. Our websites sell merchandise and provide store location information. Each of our concepts has its own dedicated website that is reached primarily through the brand name, for example Motherhood.com. Our content site and portal, MaternityMall.com, is another likely way for a consumer to reach one of our brand-specific websites. In addition to providing links to all of our websites, MaternityMall.com contains maternity advice and information, related baby product information and editorial content. We also operate the iMaternity.com website, which sells Motherhood merchandise. The replenishment capabilities of our distribution center and stores enable us to incorporate Internet design, operations and fulfillment into our existing operations.

Marketing Partnerships

        We expand and leverage the relationship we have with our customers and earn incremental revenues through a variety of marketing partnership programs utilizing our extensive opt-in customer database and various in-store marketing initiatives, focused on baby and parent-related products and services.

Brand-Specific Operations Teams

        To obtain maximum efficiencies, we are organized primarily along functional lines, such as merchandising, store operations, design and production. Since our business consists of three separate brands requiring decisions on a brand-specific basis, we have built business teams by brand where the functional leaders within each brand work together. Each brand team is led by the head merchant, except for Motherhood which is led by the division president, and includes the director of stores for that brand, the head designer, the head planner and distributor and the key production manager. These teams also include visual, fabric purchasing and other necessary professionals. All senior members of each brand team are eligible for a bonus based on the cash flow target for that brand.

Store Operations

        The typical maternity customer, especially the first-time mother, seeks more advice and assistance than the typical non-maternity customer does. Therefore, we aim to employ skilled, motivated store team members who are trained to provide the high level of service and reassurance needed by our customers. We attempt to provide a boutique level of attentive service that differentiates us from our competitors, particularly so from moderate and discount stores. Our centralized merchandising and store operations also enable our store team members to focus primarily on selling and maintaining the appearance of the stores. In addition, visual merchants coordinate with the merchandising department to develop floor-sets, design store display windows and define and enhance the product presentation.

        Each of our three store brands has a director of stores. At Motherhood and Mimi, the management reporting chain consists of regional managers, district managers and store managers. At A Pea in the Pod, due to its smaller number of stores, the district managers report to the director of stores. Our store, district and regional managers are eligible to receive incentive-based compensation related to store, district and regional-level performances.

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

        Design.    Our design department creates and produces samples and patterns for our manufactured products under the guidance of the merchandising department. This capability differentiates us from many of our competitors, who source their products from a limited number of maternity wear vendors. The design of our products begins with a review of European and New York runway trends, current non-maternity retail trends, fashion reporting service slides and fabric samples. The designers review our best selling items from prior seasons and integrate current fashion ideas from the non-maternity apparel market.

        Inventory Planning and Allocation.    Our planning and allocation department is responsible for planning future inventory purchases and markdowns, as well as targeting overall inventory levels and turnover. We establish target inventories for each store using our inventory planning system with the goals of optimizing our merchandise assortment and turnover, maintaining adequate depth of merchandise by style and managing closeout and end-of-season merchandise consolidation. Our proprietary capabilities enable us to continually monitor and respond more quickly to consumer demand and are integral to our inventory management program. These capabilities are facilitated by our TrendTrack™ system, which provides daily product sell-through data and merchandising information.

Production and Distribution

        We design and manage the production for approximately 90% of our merchandise. We contract our sewing to factories throughout the world, including domestic facilities, and we continue to seek additional contractors for our sourcing needs. No individual contractor represents a material portion of our sewing. A majority of our merchandise is purchased "full package" as finished product made to our specifications, typically utilizing our designs. Fabric, trim and other supplies are obtained from a variety of sources. As we have expanded our stores and increased volumes, we have been able to reduce our product costs, thereby increasing gross margins.

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

        Finished garments from contractors and other manufacturers are received at our distribution facility in Philadelphia, Pennsylvania, where they are inspected using statistical sampling methods and stored for picking. Our distribution facility utilizes the latest fulfillment technology to serve as a replenishment center, as opposed to solely a distribution center. The facility sends an individually tailored selection from our approximately 25,000 SKUs to our store locations two to six times per week. Store replenishment decisions are made automatically based upon target inventories established by the allocation department and individual store sales data. Shipments from the distribution facility use several automated systems, including our pick-to-light system for flat-packed goods and our hanging garment sortation system, which speed up deliveries and reduce costs.

        Shipments to stores are tracked by our proprietary delivery tracking software. Freight routed through zone-skipping, over-the-road carriers running 24 hours per day and delivered locally by a variety of carriers is supplemented by a small percentage of second-day air, providing one to three-day delivery to our store locations.

        During November 2003, we were certified to participate in Customs-Trade Partnership Against Terrorism, or C-TPAT, a United States Department of Homeland Security sponsored program that enhances our standing with United States Customs and Border Protection through our implementation and monitoring of procedures to manage the security of our supply chain as part of the effort to protect the United States against potential acts of terrorism.

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

        We have rolled out a proprietary, upgraded point-of-sale system to our stores and have integrated this system with our current systems. This Internet-based system provides real-time access to financial and merchandising information in addition to rapid credit authorization. This new system has significantly reduced the amount of training required for new sales associates and store managers. In addition, we anticipate that the system will improve our customer relationship management capabilities by allowing the creation of customized promotional and marketing strategies.

        Given the importance of our management information systems, we have taken extensive measures to ensure their responsiveness and security. Our hardware and communications systems are based on a redundant and multiprocessing architecture, which allows their continued operation on a parallel system in the event that there is a disruption within the primary system. Our main computer system, located in our Philadelphia facility, is duplicated by a fully mirrored system in a separate part of the building with a separate power source that is designed to assume full operations should disruption in the primary system occur. In addition, our software programs and data are backed up and stored off-site. Our communications links come from two telephone frame rooms and are delivered through underground and above-ground feeds.

Pricing

        Each of our brands targets customers at different price points of the maternity apparel industry. Our Motherhood brand is positioned primarily on everyday low prices, Mimi employs middle-market pricing and A Pea in the Pod employs luxury pricing. None of our concepts use point-of-sale high/low promotional strategies to drive traffic into the stores. Our price reductions are done at the individual style level and are used to accelerate the sale of slower selling merchandise. Merchandise that is selling slowly is quickly marked down, moved to another store where the item is selling faster, or moved to a Motherhood Outlet store.

Advertising and Marketing

        We believe that the power of our brands, customer referrals and our convenient mall locations drive traffic into our stores. Therefore, we have modest advertising and marketing expenditures. Our advertising and publicity efforts include in-store marketing, prenatal consumer-targeted advertising and our Internet websites. We also run full-page ads for all of our brands in pregnancy-targeted publications, as well as prenatal issues of leading baby magazines. We advertise in several key prenatal magazines, including American Baby, Pregnancy, ePregnancy, Healthy Pregnancy and Shape Fit Pregnancy. A Pea in the Pod and Mimi are also advertised in fashion magazines, such as Vogue, In Style and Glamour. In addition, we produce and distribute maternity brochures quarterly to obstetric and gynecological offices, as well as to customers, doctors' offices and hospitals upon request. We also utilize our publicity efforts to generate free editorial coverage in magazines, selected newspapers and television, primarily for A Pea in the Pod, but also for our other brands.

Competition

        Our business is highly competitive. The following are several important factors in competing successfully in the retail industry: breadth of selection in sizes; colors and styles of merchandise; product procurement and pricing; ability to anticipate fashion trends and customer preferences; inventory control; reputation; quality of merchandise; store design and location; visual presentation and advertising and customer service. We face competition in our maternity apparel lines from various sources, including department stores, specialty retail chains, discount stores, independent retail stores and catalog and Internet-based retailers, from both new and existing competitors. Many of our competitors are larger and have substantially greater financial and other resources than us. Further, we do not advertise using television and radio media and thus do not reach customers through means our competitors may use. Our mid- and luxury-priced merchandise faces a highly fragmented competitive landscape that includes locally based, single unit retailers, as well as a handful of multi-unit maternity operations, none of which we believe has more than 15 stores. In the value-priced maternity apparel business, we face competition on a nationwide basis from retailers such as JC Penney®, Kmart®, Kohl's®, Target®, Sears® and Wal-Mart®; while Gap® and Old Navy® currently offer a selection of maternity apparel in selected stores. Several of these competitors, including Gap® and Old Navy®, also sell maternity apparel on their websites. We believe that recently there has been increased competition in the maternity apparel industry, from both new and existing competitors. Our market share and results of operations may be adversely affected by this competition, including the potential for increased competition in the future.

iMaternity Acquisition

        On October 17, 2001, we acquired iMaternity, which, at the time of the acquisition, operated a total of 166 Dan Howard and Mothertime maternity clothing stores, including some under the iMaternity trade name, as well as the iMaternity.com website. Consistent with our plan, as of September 30, 2003, we have closed 96 of the iMaternity stores where we believed we could transfer a sufficient portion of the sales to our existing stores within the same market while eliminating acquired store expenses and improving inventory utilization. We converted the remaining iMaternity stores to either Motherhood or Mimi locations. We also consolidated the iMaternity field sales organization and closed the acquired iMaternity headquarters, manufacturing facilities and Internet development center as part of our integration plan.

Employees

        At September 30, 2003, we had 2,657 full-time and 2,324 part-time employees. None of our employees are covered by a collective bargaining agreement. We consider our employee relations to be good.

Executive Officers of the Company

        The following table sets forth the name, age and position of each of our executive officers:

Name	Age	Position
Dan W. Matthias	60	Chairman of the Board and Chief Executive Officer
Rebecca C. Matthias	50	President, Chief Operating Officer and Director
David Mangini	59	Executive Vice President—General Merchandise Manager
Edward M. Krell	41	Executive Vice President—Chief Financial Officer

        Dan W. Matthias founded Mothers Work in 1982 and has served as Chairman of the Board since our inception. From 1983 to 1993, Mr. Matthias served as our Executive Vice President, and since January 1993, Mr. Matthias has been our Chief Executive Officer. Prior to Mothers Work, Mr. Matthias had been involved in the computer and electronics industry, serving as a director of Zilog, Inc. and as the President of a division of a subsidiary of Exxon Corporation.

        Rebecca C. Matthias founded Mothers Work in 1982 and has served as a director and our President since our inception. Since January 1993, Ms. Matthias has also served as our Chief Operating Officer. In 1992, Ms. Matthias was chosen as "Regional Entrepreneur of the Year" by Inc. magazine and

Merrill Lynch Corporation, and in September 2003, Ms. Matthias was recognized as a top woman entrepreneur by the United States Small Business Administration. Prior to 1982, Ms. Matthias was a construction engineer for the Gilbane Building Company. Ms. Matthias also serves as a member of the Board of Trustees of Drexel University and a director on the Board of Directors of CSS Industries, Inc.

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

        Edward M. Krell has served as Executive Vice President-Chief Financial Officer since November 2003, having served as Senior Vice President-Chief Financial Officer from the time he joined Mothers Work in January 2002 until November 2003. Prior to joining Mothers Work, Mr. Krell served as Executive Vice President and Chief Financial Officer of Mammoth Sports Group, Inc., an Internet and catalog retailer of golf equipment and accessories, from December 1999 to July 2000 and as an independent financial consultant from July 2000 to January 2002. From 1995 to 1999, Mr. Krell served as Executive Vice President and Chief Financial Officer of London Fog Industries, Inc., a wholesale and retail distributor of rainwear and outerwear. Mr. Krell began his career as an investment banker with Kidder, Peabody & Co. Incorporated.

        Our executive officers are elected annually by the Board of Directors and serve at the discretion of the Board. Other than the husband and wife relationship between Dan and Rebecca Matthias, there are no family relationships among any of our other executive officers.

Trademarks

        We own trademark and service mark rights that we believe are sufficient to conduct our business as currently operated. We own several trademarks, including Mothers Work®, A Pea in the Pod®, Mimi Maternity®, Motherhood®, Motherhood Maternity®, Motherhood Maternity Outlet®, Steena® and MaternityMall.com®. As a result of the iMaternity acquisition, we also own the iMaternity®, Dan Howard® and iMaternity.com™ marks. Additionally, we own the marks futuretrust™, Real Time Retailing®, What's Showing is Your Style®, Motherhood is Everything Good™, Motherhood Baby® and Maternity Redefined®. We are not aware of any pending claims of infringement or other challenges to our rights or to the use of our marks.

Seasonality

        Our business, like that of other retailers, is seasonal. Our quarterly net sales have historically been highest in our third fiscal quarter, corresponding to the Spring selling season, followed by our first fiscal quarter, corresponding to the Fall/holiday selling season. Given the typically higher gross margin we experience in the third fiscal quarter compared to other quarters, the relatively fixed nature of most of our operating expenses and interest expense, and the historically higher sales level in the third quarter, we have typically generated a very significant percentage of our full year operating income and net income during the third quarter. Results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. Quarterly results may fluctuate materially depending upon, among other things, the timing of new store openings, net sales and profitability contributed by new stores, increases or decreases in comparable store sales, adverse weather conditions, shifts in the timing of certain holidays and promotions, changes in inventory and production levels and the timing of deliveries of inventory, and changes in our merchandise mix.

Securities and Exchange Commission Filings

        Securities and Exchange Commission ("SEC") filings are available free of charge on our website, www.motherswork.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are posted as soon as practicable after we furnish such materials to the SEC.

Item 2. Properties

        We own our principal executive offices and distribution facility, which is located at 456 North Fifth Street, Philadelphia, Pennsylvania, subject to a mortgage under the terms of which we owe approximately $3.2 million as of September 30, 2003. This facility consists of approximately 318,000 square feet, of which 43,000 square feet is dedicated to office space and the remaining square footage to finished goods warehousing and distribution. Our lease for a facility located at 10430 Drummond Road, Philadelphia, Pennsylvania, which we used for raw material warehousing, expired on November 30, 2002. On August 26, 2002, we entered into a 10-year lease for a facility located at 2001 Kitty Hawk Avenue, Philadelphia, Pennsylvania in the Philadelphia Naval Business Center. The area leased at this facility, which we use for raw material cutting and warehousing, consists of 64,000 square feet of warehouse and office space. To facilitate our store expansions in Canada, we entered into a three-year lease commencing November 1, 2002 for 12,000 square feet of warehouse and office space in Mississauga, Ontario in Canada. We believe that these facilities will be adequate to support our anticipated distribution needs for the near term and, potentially, longer. In the event we need additional space to meet our future distribution needs, we believe that such space would be readily available. Our facilities are subject to state and local regulations that range from building codes to health and safety.

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

        As of September 30, 2003, the following number of store leases are set to expire as listed in the table below. We do not expect the expiration of any leases to have a material adverse impact on our business or operations.

Fiscal Year Leases Expire	Number of Stores
2004	157
2005	93
2006	77
2007	70
2008	79
2009 and later	375

Total	851

        In addition, we have arrangements with department and specialty stores, including Babies "R" Us®, Bloomingdale's®, Lazarus®, Macy's®, Marshall Field's® and Rich's® to operate maternity departments in their stores. These leased departments typically involve the lease partner collecting all of the revenue from the leased department and remitting all but a fixed percentage to us. In most of the arrangements, we provide the staffing for the leased departments.

Item 3. Legal Proceedings

        On July 17, 2002, a purported class action was filed against us in the Superior Court of California for Los Angeles County. The complaint alleged that, under California law, certain former and current employees should have received overtime compensation, meal breaks and rest breaks. In March 2003, without admitting liability, we entered into a settlement agreement, and recorded a charge of $379,000 in fiscal 2003 related to this action.

        We were also a party to an action alleging similar claims under Washington law in Spokane County Superior Court. The plaintiffs in the Washington case sought unspecified actual damages, penalties and attorneys' fees. On or about April 23, 2003, one purported subclass of the plaintiffs accepted a settlement arrangement in the amount of $50,000, plus attorney's fees and costs incurred through such date. After a trial with the remaining purported subclass, in May 2003, the jury found for us on all but one claim, for which it awarded the remaining plaintiffs damages in the amount of $106,000. The parties are currently contesting costs and expenses being sought by the plaintiffs in the amount of approximately $390,000. Accordingly, during fiscal 2003, we recorded a charge and set up a related accrual of approximately $546,000 for the estimated legal fees and settlement costs of this case, which have been included in accrued expenses in the accompanying consolidated balance sheet.

        In addition, from time to time, we are named as a defendant in legal actions arising from its normal business activities. Although the amount of any liability that could arise with respect to currently pending actions, including the matters specifically described above, cannot be accurately predicted, we do not believe that the resolution of any pending action will have a material adverse effect on our financial position.

Item 4. Submission of Matters to a Vote of Security Holders

        Not applicable.

PART II.

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

        Our common stock is traded on the Nasdaq National Market under the symbol "MWRK." The following table sets forth for the periods indicated below the reported high and low sales prices of our common stock as reported on the Nasdaq National Market:

	High	Low
Fiscal Year Ended September 30, 2002:
Quarter ended December 31, 2001	$9.75	$6.90
Quarter ended March 31, 2002	16.75	8.95
Quarter ended June 30, 2002	40.25	15.16
Quarter ended September 30, 2002	40.10	26.00
Fiscal Year Ended September 30, 2003:
Quarter ended December 31, 2002	$43.00	$29.50
Quarter ended March 31, 2003	38.00	18.60
Quarter ended June 30, 2003	28.00	19.72
Quarter ended September 30, 2003	37.87	25.81

        As of December 9, 2003, there were 613 holders of record and 2,762 estimated beneficial holders of our common stock.

        We have not paid any cash dividends on our common stock since our initial public offering and do not anticipate paying cash dividends on our common stock in the foreseeable future. In addition, the terms of our senior notes significantly restrict our ability to declare or pay dividends on our common stock. Further, our credit facility prohibits us from declaring or paying dividends. Even if we were not prohibited by our credit facility or restricted under the terms of our $125.0 million of 11 1/4% senior notes due 2010 (the "New Senior Notes") from being able to pay dividends, any future payment of dividends would still be at the discretion of our Board of Directors and would be based upon certain restrictive financial covenants, earnings, capital requirements and our financial condition, among other factors, at the time any such dividend is considered.

        In February 2003, our stockholders approved an amendment to our Restated Certificate of Incorporation to increase the number of shares of common stock authorized from 10,000,000 to 20,000,000. Shareholders also approved an amendment to the Amended and Restated 1987 Stock Option Plan (the "1987 Stock Option Plan") to authorize an additional 500,000 options available for grant. Up to a total of 1,975,000 options may be issued under the 1987 Stock Option Plan and up to a total of 200,000 options may be issued under our separate Director Stock Option Plan.

Equity Compensation Plans Approved By Security Holders

	As of September 30, 2003
	1987 Stock Option Plan	Director Stock Option Plan
Number of shares of common stock to be issued upon exercise of options	1,026,250	67,000
Weighted average exercise price of all outstanding options	$16.40	$15.77
Number of options remaining available for future issuance	511,877	113,000

        In March 2003, our Board of Directors approved a share repurchase program under which we may repurchase up to $10,000,000 of our outstanding common stock from time to time in private transactions or on the open market until March 2005. As of September 30, 2003, we have repurchased and retired 66,554 shares in the aggregate at a total cost of $1,467,000, for an average cost of $22.04 per share. The indenture governing our senior notes and the terms of our credit facility contain restrictions that place limits on certain payments by us, including payments to repurchase shares of our common stock. Our repurchases of common stock have been made in compliance with all restrictions under the indenture governing the New Senior Notes and the terms of our credit facility.

Item 6. Selected Consolidated Financial and Operating Data

        The following tables set forth selected data pertaining to the consolidated statement of operations, pro forma statement of operations, operating, cash flow and other, and balance sheet as of and for the periods indicated. The selected consolidated statement of operations and balance sheet data for each of the five fiscal years presented below are derived from our audited Consolidated Financial Statements. You should read this information in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements and the related notes included elsewhere in this report.

	Year Ended September 30,
	2003	2002	2001	2000	1999
	(in thousands, except per share amounts)
Statement of Operations Data:
Net sales	$492,447	$453,159	$388,306	$366,283	$299,735
Cost of goods sold	225,191	211,689	194,320	183,300	150,402

Gross profit	267,256	241,470	193,986	182,983	149,333
Selling, general and administrative expenses	230,104	207,728	172,795	157,809	127,390

Operating income	37,152	33,742	21,191	25,174	21,943
Interest expense, net(2)	(14,469)	(16,476)	(14,867)	(15,877)	(15,132)
Other income	—	—	594	—	—

Income before income taxes	22,683	17,266	6,918	9,297	6,811
Income tax provision(2)	8,733	6,478	3,456	4,249	3,424

Net income	13,950	10,788	3,462	5,048	3,387
Dividends on preferred stock	—	3,942	1,491	1,389	1,251

Net income available to common stockholders(1)	$13,950	$6,846	$1,971	$3,659	$2,136

Net income per share—Basic	$2.66	$1.75	$0.57	$1.06	$0.60

Average shares outstanding—Basic	5,236	3,914	3,456	3,443	3,538

Net income per share—Diluted(1)	$2.47	$1.61	$0.55	$1.01	$0.57

Average shares outstanding—Diluted	5,646	4,261	3,605	3,641	3,754

	Year Ended September 30,
	2003	2002(1)	2001	2000	1999
	(in thousands, except per share amounts)
Pro Forma Statement of Operations Data(3):
Net income available to common stockholders	$13,950	$6,846	$1,971	$3,659	$2,136
Add back goodwill amortization	—	—	2,207	2,216	2,216

Pro forma net income available to common stockholders, excluding goodwill amortization	$13,950	$6,846	$4,178	$5,875	$4,352

Pro forma net income per share—Basic	$2.66	$1.75	$1.21	$1.71	$1.23

Pro forma net income per share—Diluted	$2.47	$1.61	$1.16	$1.61	$1.16

(1)
In August 2002, as part of a refinancing, we repurchased our existing 12 5/8% senior notes and Series A and Series C Preferred Stock and, in connection therewith, incurred $3.0 million of one-time charges, including approximately $2.6 million of non-cash charges. Excluding the impact of the $3.0 million of one-time charges, fiscal 2002 net income available to common stockholders was approximately $9.9 million, or $2.32 per common share (diluted). We have presented this adjusted earnings figure because management believes it enhances the reader's understanding of our operating results by adjusting for the one-time charges related to the refinancing. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(2)
In fiscal 2003, we adopted the provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 145. The provisions of this statement require, effective in fiscal years beginning after May 15, 2002, the reclassification of certain gains or losses on extinguishment of debt that were previously classified as an extraordinary item in prior periods. Accordingly, we have reclassified the $1.6 million extraordinary loss on early extinguishment of debt, net of tax, as reported for fiscal 2002 related to our fourth quarter fiscal 2002 refinancing, to a $2.5 million increase in interest expense and a related $0.9 million reduction in our income tax provision, which had no impact on reported net income. In fiscal 2002, prior to the adoption of SFAS 145, we had reported interest expense for fiscal 2002 of $14.0 million.

(3)
As a result of our adoption of SFAS 142 on October 1, 2001, we no longer amortize goodwill. The pro forma statement of operations data reflects an adjustment to exclude amortization expense recognized in the prior periods as presented.

	Year Ended September 30,
	2003	2002	2001	2000	1999
	(unaudited; in thousands, except operating data and ratios)
Operating Data:
Same store sales increase (decrease)(1)	0.3%	2.2%	(2.4)%	8.3%	12.9%
Average net sales per gross square foot(2)	$359	$363	$365	$390	$382
Average net sales per store(3)	$592,000	$589,000	$583,000	$609,000	$577,000
Gross retail location square footage at period end(4)	1,541,000	1,313,000	1,100,000	980,000	856,000
Number of retail locations at period end:
Motherhood Maternity stores	688	616	523	480	416
Mimi Maternity stores	119	104	74	71	71
A Pea in the Pod stores	44	43	42	41	41

Total stores	851	763	639	592	528
Leased departments	155	146	132	111	97

Total retail locations	1,006	909	771	703	625

Cash Flow and Other Data:
EBITDA(5)	$47,014	$43,238	$33,700	$37,125	$32,459
Cash flows provided by operating activities	30,009	28,478	19,507	18,623	428
Cash flows used in investing activities	(19,389)	(9,291)	(12,127)	(13,828)	(10,306)
Cash flows provided by (used in) financing activities	(4,648)	(14,786)	(98)	(2,859)	7,395
Capital expenditures	19,214	9,839	12,212	13,619	10,087
Ratio of total debt to EBITDA	2.7x	3.0x	3.8x	3.4x	4.0x
Ratio of EBITDA to interest expense(6)	3.2x	2.6x	2.3x	2.3x	2.1x
Balance Sheet Data (at end of period):
Working capital	$66,232	$57,918	$32,509	$29,684	$24,021
Total assets	246,603	233,285	185,177	179,586	177,608
Total debt	128,047	128,282	128,842	127,179	128,661
Accrued dividends on Series A Preferred Stock	—	—	7,055	6,037	4,648
Stockholders' equity:
Series A Preferred Stock(7)	$—	$—	$10,773	$11,500	$11,500
Common stockholders' equity (deficit)	61,391	47,505	3,968	1,250	(2,432)

Total stockholders' equity	$61,391	$47,505	$14,741	$12,750	$9,068

(1)
Same store sales figures represent sales at retail locations that have been in operation by Mothers Work for at least twelve full months at the beginning of the period for which such data is presented.

(2)
Based on retail locations in operation by Mothers Work during the entire twelve-month period. As used in this Form 10-K, "retail locations" include stores and leased departments.

(3)
Based on stores in operation by Mothers Work during the entire twelve-month period.

(4)
Based on all retail locations in operation at the end of the period.

(5)
EBITDA represents income before interest expense, income tax provision, and depreciation and amortization expense. We have presented EBITDA to enhance your understanding of our operating results. EBITDA is provided because management believes it is an important measure of financial performance commonly used in the retail industry to determine the value of companies within the industry and to define standards for borrowing from institutional lenders. You should not construe EBITDA as an alternative to operating income as an indicator of our operating performance, or as an alternative to cash flows from operating activities as a measure of our liquidity, as determined in accordance with generally accepted accounting principles. We may calculate EBITDA differently than other companies.

Reconciliation of Operating Income to EBITDA
(in thousands)
(unaudited)

	Year Ended September 30,
	2003	2002	2001	2000	1999
Operating income	$37,152	$33,742	$21,191	$25,174	$21,943
Add: depreciation and amortization expense	9,862	9,496	11,915	11,951	10,516
Add: other income	—	—	594	—	—

EBITDA	$47,014	$43,238	$33,700	$37,125	$32,459

(6)
Ratio of EBITDA to interest expense for fiscal 2002 reflects the inclusion in interest expense of an approximately $2.5 million loss on early extinguishment of debt related to our fiscal 2002 refinancing.

(7)
We have redeemed all of the outstanding Series A Preferred Stock for $13.4 million, including accrued and unpaid dividends, of which $11.0 million has been paid as of September 30, 2003 and $2.4 million will be paid out upon submission of proper documentation from the remaining holders of the Series A Preferred Stock. The $2.4 million is reflected in our consolidated balance sheet as of September 30, 2003 in accrued expenses and other current liabilities.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        The following discussion should be read in conjunction with the Consolidated Financial Statements and their related notes included elsewhere in this report.

        We are the leading designer and retailer of maternity apparel in the United States with 1,006 retail locations, including 851 stores in all 50 states, Puerto Rico and Canada and 155 leased departments. We operate our stores under the Motherhood Maternity, Mimi Maternity and A Pea in the Pod brands and also sell our merchandise on the Internet at our MaternityMall.com and our brand-specific websites. In addition to our 851 stores, our retail locations include 155 leased departments, primarily Motherhood-branded, within department and specialty stores. We design and contract manufacture approximately 90% of the merchandise we sell in our retail locations. We were founded by Dan and Rebecca Matthias in 1982 as a mail order maternity apparel catalog. We began operating retail stores in 1985 and completed our initial public offering in 1993. We acquired Motherhood and A Pea in the Pod in 1995. In October 2001, we acquired the 166-store iMaternity business and, consistent with our plan and subsequent review of the acquired operations, as of September 30, 2003, we have closed 96 of the acquired iMaternity stores, of which 78 were included as part of the 92 planned store closures, and converted the remaining 70 iMaternity stores into either Motherhood or Mimi store locations. See Note 5 of "Notes to Consolidated Financial Statements."

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

        Our significant accounting policies are described in Note 2 of "Notes to Consolidated Financial Statements." We believe that the following discussion addresses our critical accounting policies, which are those that are most important to the portrayal of our financial condition and results and require management's most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. If actual results were to differ significantly from estimates made, the reported results could be materially affected. However, we are not currently aware of any reasonably likely events or circumstances that would result in materially different results.

        Our senior management have reviewed these critical accounting policies and estimates and the related Management's Discussion and Analysis with the Audit Committee of our Board of Directors.

        Inventories.    We value our inventories, which consist primarily of maternity apparel, at the lower of cost or market. Cost is determined on the first-in, first-out method (FIFO) and includes the cost of merchandise, freight, duty and broker fees. A periodic review of inventory quantities on hand is performed in order to determine if inventory is properly valued at the lower of cost or market. Factors related to current inventories such as future consumer demand and fashion trends, current aging, current analysis of merchandise based on receipt date, current and anticipated retail markdowns or wholesale discounts, and class or type of inventory are analyzed to determine estimated net realizable values. Criteria utilized by us to quantify aging trends include factors such as amount of merchandise received within the past twelve months, merchandise received more than one year before with quantities on-hand in excess of 12 months of sales, and merchandise currently selling below cost. A provision is recorded to reduce the cost of inventories to the estimated net realizable values, if required. Inventories as of September 30, 2003 and 2002 totaled $84.5 million and $76.8 million, respectively, representing approximately 34.3% and 32.9% of total assets, respectively. Given the significance of inventories to our Consolidated Financial Statements, the determination of net realizable values is considered to be a critical accounting estimate. Any significant unanticipated changes in the factors noted above could have a significant impact on the value of our inventories and our reported operating results.

        Long-Lived Assets.    Our long-lived assets consist principally of store leasehold improvements and are included in the "Property, Plant and Equipment, net" line item in our consolidated balance sheets. These long-lived assets are recorded at cost and are amortized using the straight-line method over the lesser of the applicable store lease term or the estimated useful life of the leasehold improvements. The typical initial lease term for our stores averages from seven to ten years. Net property, plant and equipment as of September 30, 2003 and 2002 totaled $57.8 million and $50.5 million, respectively, representing approximately 23.4% and 21.6% of total assets, respectively.

        In assessing potential impairment of these assets, we periodically evaluate the historical and forecasted operating results and cash flows on a store-by-store basis. Newly-opened stores may take time to generate positive operating and cash flow results. Factors such as (i) store type, that is, company store or leased department, (ii) store concept, that is, Motherhood, Mimi, or A Pea in the Pod, (iii) store location, for example, urban area versus suburb, (iv) current marketplace awareness of our brands, (v) local customer demographic data and (vi) current fashion trends are all considered in determining the time frame required for a store to achieve positive financial results, which is assumed to be within two years from the date a store location is opened. If economic conditions are substantially different from our expectations, the carrying value of certain of our long-lived assets may become impaired. As a result of our impairment assessment, we recorded write-downs of long-lived assets of $0.5 million and $0.3 million, respectively, during fiscal 2003 and fiscal 2002, respectively.

        Goodwill.    The purchase method of accounting for business combinations requires the use of estimates and judgments to allocate the purchase price paid for acquisitions to the fair value of the net tangible and identifiable intangible assets. Goodwill represents the excess of the aggregate purchase price over the fair value of net assets acquired in business combinations and is separately disclosed in our consolidated balance sheets. As of September 30, 2003 and 2002, goodwill totaled $50.4 million and $52.7 million, respectively, representing approximately 20.4% and 22.6% of total assets, respectively. In June 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets." SFAS 142 requires that goodwill no longer be amortized, but instead be tested for impairment at least annually or as impairment indicators arise. Prior to our adoption of SFAS 142 on October 1, 2001, goodwill was amortized using the straight-line method over a period of 20 years.

        The impairment test requires us to compare the fair value of business reporting units to their carrying value, including assigned goodwill. In assessing potential impairment of goodwill, we have determined that we have one reporting unit for purposes of applying SFAS 142 based on our reporting structure. The fair value of our single reporting unit is determined based on the fair market value of our outstanding common stock on a control basis. We performed the initial adoption impairment test in early fiscal 2002. The results of the initial impairment test and the annual impairment test performed as of September 30, 2003 and 2002 indicated fair value amounts exceeded carrying amounts by a substantial margin. If any significant unanticipated change in the fair value of our outstanding common stock on a control basis were to occur in the future, the carrying balance of our goodwill may become impaired.

        Accounting for Income Taxes.    As part of the process of preparing our Consolidated Financial Statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciation of property and equipment and valuation of inventories, for tax and accounting purposes. We determine our provision for income taxes based on federal and state tax laws and regulations currently in effect, some of which have been recently revised. Legislation changes currently proposed by certain of the states in which we operate, if enacted, could increase our transactions or activities subject to tax. Any such legislation that becomes law could result in an increase in our state income tax expense and our state income taxes paid, which could have a material and adverse effect on our net income.

        The temporary differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income. Actual results could differ from this assessment if adequate taxable income is not generated in future periods. Net deferred tax assets as of September 30, 2003 and 2002 totaled $18.2 million and $20.7 million, respectively, representing approximately 7.4% and 8.9% of total assets, respectively. To the extent we believe that recovery is not more likely than not, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase the allowance in a period, we must include an expense within the tax provision in the statement of operations.

        Accounting for Contingencies.    From time to time, we are named as a defendant in legal actions arising from our normal business activities. We account for contingencies such as these in accordance with SFAS 5, "Accounting for Contingencies." SFAS 5 requires us to record an estimated loss contingency when information available prior to issuance of our financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. SFAS 5 further states that when there is a range of loss and no amount within that range is a better estimate than any other, then the minimum amount of the range shall be accrued. Accounting for contingencies arising from contractual or legal proceedings requires company management to use its best judgment when estimating an accrual related to such contingencies, including consultation with outside legal counsel. As of September 30, 2003, included in our accrual for loss contingencies is a charge of $0.5 million in connection with the previously disclosed employment-related action filed against us in Washington. As additional information becomes known, our accrual for a loss contingency could fluctuate, thereby creating variability in our results of operations from period to period. Likewise, an actual loss arising from a loss contingency which significantly exceeds the amount accrued for in our financial statements could have a material adverse impact on our operating results for the period in which such actual loss becomes known.

Results of Operations

        The following table sets forth certain operating data from our consolidated statements of operations as a percentage of net sales and as a percentage change for the periods indicated:

				% Increase (Decrease)
	% of Net Sales
				2003 vs. 2002	2002 vs. 2001
	2003	2002	2001
Net sales	100.0%	100.0%	100.0%	8.7%	16.7%
Cost of goods sold	45.7	46.7	50.0	6.4	8.9

Gross profit	54.3	53.3	50.0	10.7	24.5
Selling, general and administrative expenses	46.8	45.8	44.5	10.8	20.2

Operating income	7.5	7.5	5.5	10.1	59.2
Interest expense, net	(2.9)	(3.7)	(3.9)	(12.2)	10.8
Other income	—	—	0.2	—	(100.0)

Income before income taxes	4.6	3.8	1.8	31.4	149.6
Income tax provision	1.8	1.4	0.9	34.8	87.4

Net income	2.8	2.4	0.9	29.3	211.6
Dividends on preferred stock	—	0.9	0.4	(100.0)	164.4

Net income available to common stockholders	2.8%	1.5%	0.5%	103.8%	247.3%

        The following table sets forth certain information regarding the number of our retail locations, including stores and leased maternity departments for the fiscal years indicated:

	Year Ended September 30,
	2003			2002			2001
Retail Locations	Stores	Leased Departments	Total Retail Locations	Stores	Leased Departments	Total Retail Locations	Stores	Leased Departments	Total Retail Locations
Beginning of period	763	146	909	639	132	771	592	111	703
Acquired iMaternity locations, net of related closures	(8)	—	(8)	78	—	78	—	—	—
Opened	108	13	121	59	16	75	58	27	85
Closed	(12)	(4)	(16)	(13)	(2)	(15)	(11)	(6)	(17)

End of period	851	155	1,006	763	146	909	639	132	771

Year Ended September 30, 2003 and 2002

        Net Sales.    Our net sales for fiscal 2003 increased by 8.7%, a $39.2 million increase, to $492.4 million from $453.2 million for fiscal 2002. Comparable store sales increased by 0.3% during fiscal 2003, based on 702 retail locations, versus a comparable store sales increase of 2.2% during fiscal 2002, based on 653 retail locations. The increase in sales for the year resulted primarily from the incremental revenues generated by the 97 net retail locations added during fiscal 2003, as well as the full year sales impact in fiscal 2003 of the 138 net locations added during fiscal 2002. The relatively flat comparable store sales in fiscal 2003 reflected the continued difficult retail environment, some cannibalization impact on our existing stores by our new stores opened in the same geographic markets and, perhaps, the effect of increased competitive pressures in the maternity apparel market.

        As of September 30, 2003, we operated a total of 1,006 retail locations: 688 Motherhood Maternity stores (including 104 Motherhood Maternity Outlet stores), 119 Mimi Maternity stores, 44 A Pea in the Pod stores, and 155 leased maternity departments, primarily under the Motherhood brand. In comparison, at September 30, 2002, we had 909 retail locations: 616 Motherhood stores (including 92 Motherhood Maternity Outlet stores), 104 Mimi stores, 43 A Pea in the Pod stores, and 146 leased departments. For the year ended September 30, 2003, we opened 121 new retail locations and closed 24 retail locations, including eight iMaternity stores closed in connection with the consolidation of that acquired store chain. Since the acquisition of iMaternity in October 2001, we have closed a total of 96 of the 166 acquired iMaternity stores where we believed we could transfer a sufficient portion of the sales to our existing stores within the same area while eliminating acquired store expenses and improving inventory utilization.

        Gross Profit.    Our gross profit for fiscal 2003 increased by 10.7%, a $25.8 million increase, to $267.3 million from $241.5 million for fiscal 2002, due to increased net sales and improved gross margin compared to fiscal 2002. Gross profit as a percentage of net sales for fiscal 2003 increased by 99 basis points (0.99 percentage points of net sales) to 54.3% from 53.3% for fiscal 2002. The increase in gross margin versus fiscal 2002 primarily reflects the reduction of our product costs as a result of the continued expansion and refinement of our global sourcing initiatives, partially offset by additional markdowns taken to manage inventory levels in the face of weaker than expected sales.

        Selling, General and Administrative Expenses.    Our selling, general and administrative expenses for fiscal 2003 increased by 10.8%, a $22.4 million increase, to $230.1 million from $207.7 million for fiscal 2002. Compared to fiscal 2002, store wages and related benefits costs increased by $7.9 million and store rent and related expenses increased by $8.3 million, primarily resulting from our new store openings and increased medical benefits expenses. As a percentage of net sales, operating expenses increased to approximately 46.8% for fiscal 2003 compared to 45.8% for fiscal 2002, primarily reflecting increased store occupancy, store payroll, and employee benefits expense ratios resulting from the essentially flat comparable store sales for the year, the planned higher store expense ratios of our new store openings, and increases in health insurance costs, as well as a legal expense charge of $0.9 million related to the previously disclosed employment-related litigation in California and Washington.

        Operating Income.    Our operating income for fiscal 2003 increased by 10.1%, a $3.5 million increase, to $37.2 million from $33.7 million for fiscal 2002, due to our higher sales volume, improved gross margin and additional revenue generated by our opt-in customer database and related marketing partnership programs, partially offset by higher operating expenses. Operating income as a percentage of net sales remained relatively constant at 7.5% for both fiscal 2003 and 2002, with our increased gross margin offset by a higher operating expense ratio.

        Interest Expense, Net.    Our net interest expense for fiscal 2003 decreased by 12.2%, a $2.0 million decrease, to $14.5 million from $16.5 million in fiscal 2002. The decrease in interest expense for fiscal 2003 is due to the $2.5 million loss on early extinguishment of debt included in interest expense for fiscal 2002, related to our fiscal 2002 refinancing, partially offset by a somewhat higher overall debt balance compared to last year due to the net impact of the refinancing. In fiscal 2003, we adopted the provisions of SFAS 145. The provisions of this statement require, effective in fiscal years beginning after May 15, 2002, the reclassification of certain gains or losses on extinguishment of debt that were previously classified as an extraordinary item in prior periods. Accordingly, we have reclassified the $1.6 million extraordinary loss on early extinguishment of debt, net of tax, as reported for fiscal 2002 related to our fourth quarter fiscal 2002 refinancing, to a $2.5 million increase in interest expense and a related $0.9 million reduction in our income tax provision, which had no impact on reported net income. In fiscal 2002, prior to the adoption of SFAS 145, we had reported interest expense for fiscal 2002 of $14.0 million. During fiscal 2003, we did not have any direct borrowings under our line of credit facility.

        Income Taxes.    Our effective tax rate increased to 38.5% in fiscal 2003 from 37.5% in fiscal 2002 primarily due to an increase in our composite estimated effective state income tax rate. See Note 12 of "Notes to Consolidated Financial Statements" for the reconciliation of the statutory federal income tax rate to our effective tax rate.

        Dividends on Preferred Stock.    We had no preferred stock dividends during fiscal 2003, compared to $3.9 million for fiscal 2002, reflecting the redemption of our Series A Preferred Stock and repurchase of our Series C Preferred Stock in the fourth quarter of fiscal 2002 using the proceeds of our debt and equity offerings.

        Net Income Available to Common Stockholders.    Net income available to common stockholders for fiscal 2003 was $14.0 million, or $2.47 per common share (diluted), compared to $6.8 million for fiscal 2002, or $1.61 per common share (diluted), representing a 103.8% increase in net income available to common stockholders and a 53.4% increase in diluted earnings per share.

        The average diluted shares outstanding of 5,646,000 shares for fiscal 2003 were 32.5% higher than the 4,261,000 shares in fiscal 2002, due to the shares issued in our August 2002 common stock offering, as well as the impact of stock option and warrant exercises, and the increased dilutive effect of outstanding stock options and warrants compared to fiscal 2002.

        During the fourth quarter of fiscal 2002, we repurchased our outstanding 12 5/8% senior notes and our Series A and Series C Preferred Stock with the proceeds from the issuance of new 11 1/4% senior notes and 1,165,000 new shares of common stock. In connection with this refinancing, we incurred certain one-time charges related to the early repayment of the 12 5/8% senior notes and the purchase of the Series A and Series C Preferred Stock. These one-time charges totaled approximately $3.0 million, which included approximately $2.6 million of non-cash charges and reduced diluted earnings per common share for fiscal 2002 by approximately $0.71. On a pro forma basis, excluding the impact of the $3.0 million of one-time charges, fiscal 2002 net income available to common stockholders was $9.9 million, or $2.32 per common share (diluted). We have presented this pro forma earnings figure because we believe it enhances the reader's understanding of our fiscal 2002 operating results by adjusting for the one-time charges related to the refinancing (see Reconciliation of Fiscal 2002 Earnings Per Share and Pro Forma Earnings Per Share elsewhere in this section).

Year Ended September 30, 2002 and 2001

        Net Sales.    Our net sales for fiscal 2002 increased by 16.7%, a $64.9 million increase, to $453.2 million from $388.3 million for fiscal 2001. Comparable store sales increased by 2.2% during fiscal 2002, based on 653 retail locations, versus a comparable store sales decrease of 2.4% during fiscal 2001, based on 600 retail locations. The increase in sales for the year resulted primarily from the incremental revenues generated by the 138 net retail locations added during fiscal 2002, including the acquired iMaternity stores and our own new store openings, as well as the full year sales impact in fiscal 2002 of the 68 net retail locations added during fiscal 2001. As of September 30, 2002, we operated a total of 909 retail locations: 616 Motherhood Maternity stores (including 92 Motherhood Maternity Outlet stores), 104 Mimi Maternity stores, 43 A Pea in the Pod stores, and 146 leased maternity departments, primarily under the Motherhood brand. In comparison, at September 30, 2001, we had 771 retail locations: 523 Motherhood stores (including 82 Motherhood Maternity Outlet stores), 74 Mimi stores, 42 A Pea in the Pod stores, and 132 leased departments, primarily under the Motherhood brand.

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

        Selling, General and Administrative Expenses.    Our selling, general and administrative expenses for fiscal 2002 increased by 20.2%, a $34.9 million increase, to $207.7 million from $172.8 million for fiscal 2001. Compared to fiscal 2001, store wages and related benefits costs increased by $13.6 million and store rent and related expenses increased by $14.2 million, primarily resulting from the stores added from the acquisition of iMaternity as well as our own store openings since the beginning of fiscal 2001. As a percentage of net sales, operating expenses increased to 45.8% for fiscal 2002 compared to 44.5% for fiscal 2001, primarily reflecting higher store operating expenses as a percent of net sales, partially offset by lower depreciation and amortization expense, primarily due to the elimination of goodwill amortization in fiscal 2002. The increase in store operating expenses as a percent of net sales primarily reflects the impact of the acquired iMaternity stores and our new store openings. The elimination of goodwill amortization in fiscal 2002 results from our adoption, as of the beginning of fiscal 2002, of the provisions of SFAS 142, which requires that goodwill no longer be amortized. Our goodwill amortization expense for fiscal 2001 was $2.2 million, or 0.6% of net sales.

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

        Interest Expense, Net.    Our net interest expense for fiscal 2002 increased by 10.8%, a $1.6 million increase, to $16.5 million from $14.9 million in fiscal 2001. The increase in interest expense for fiscal 2002 resulted from the $2.5 million loss on early extinguishment of debt, included in interest expense, related to our fiscal 2002 refinancing, partially offset by lower line of credit borrowings and lower interest rates on our line of credit borrowings compared to fiscal 2001. We reduced our average borrowings under the credit facility by $9.3 million to $17.1 million for fiscal 2002 from $26.4 million for fiscal 2001. The effective interest rate on our borrowings under the credit facility decreased to 4.6% for fiscal 2002 from 7.8% for fiscal 2001, reflecting the decrease in the prime and LIBOR interest rates since the beginning of fiscal 2001.

        In fiscal 2003, we adopted the provisions of SFAS 145. The provisions of this statement require, effective in fiscal years beginning after May 15, 2002, the reclassification of certain gains or losses on extinguishment of debt that were previously classified as an extraordinary item in prior periods. Accordingly, we have reclassified the $1.6 million extraordinary loss on early extinguishment of debt, net of tax, as reported for fiscal 2002 related to our fourth quarter fiscal 2002 refinancing, to a $2.5 million increase in interest expense and a related $0.9 million reduction in our income tax provision, which had no impact on reported net income. In fiscal 2002, prior to the adoption of SFAS 145, we had reported interest expense for fiscal 2002 of $14.0 million.

        Other Income.    We did not report other income during fiscal 2002. During the fourth quarter of fiscal 2001, we recognized $0.6 million of other income from lease buy-out agreements for two store locations, net of related deal costs and the write-off of the leasehold improvements at these stores.

        Income Taxes.    Our effective tax rate decreased to 37.5% in fiscal 2002 from 50.0% in fiscal 2001 primarily due to the elimination of non-deductible goodwill amortization in fiscal 2002. See Note 12 of "Notes to Consolidated Financial Statements" for the reconciliation of the statutory federal income tax rate to our effective tax rate.

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

        Net Income Available to Common Stockholders.    Net income available to common stockholders for fiscal 2002 was $6.8 million, or $1.61 per common share (diluted), compared to net income available to common stockholders for fiscal 2001 of $2.0 million, or $0.55 per common share (diluted), representing a 247.3% increase in net income and a 192.7% increase in diluted earnings per share. During the fourth quarter of fiscal 2002, we repurchased our outstanding 12 5/8% senior notes and our Series A and Series C Preferred Stock with the proceeds from the issuance of new 11 1/4% senior notes and 1,165,000 new shares of common stock (including the full exercise of the over-allotment option by the underwriters of the common stock offering). In connection with this refinancing, we incurred certain one-time charges, related to the early repayment of the 12 5/8% senior notes and, as described above, the purchase of the Series A and Series C Preferred Stock. These one-time charges totaled approximately $3.0 million, which included approximately $2.6 million of non-cash charges and reduced diluted earnings per common share for fiscal 2002 by approximately $0.71. On a pro forma basis, excluding the impact of the $3.0 million of one-time charges, fiscal 2002 net income available to common stockholders was $9.9 million, or $2.32 per common share (diluted). We have presented this pro forma earnings figure because we believe it enhances the reader's understanding of our operating results by adjusting for the one-time charges related to the refinancing (see Reconciliation of Fiscal 2002 Earnings Per Share and Pro Forma Earnings Per Share elsewhere in this section).

        The $3.0 million of one-time charges related to the refinancing includes $2.5 million of pre-tax charges ($1.6 million net of related income tax benefit), resulting from the repurchase and redemption of the 12 5/8% senior notes. As described above, the remaining $1.4 million of one-time charges consists of a $1.3 million non-cash write-off of the remaining discount with respect to the Series C Preferred Stock upon its repurchase, classified as "Dividends on preferred stock" in our consolidated statements of operations, and $0.1 million of interest and dividends on the repurchased senior notes and preferred stock from the date of the issuance of the New Senior Notes and common stock until the date of repurchase of the existing senior notes and preferred stock.

        Presented below is a schedule of net income available to common stockholders and earnings per share, on a diluted basis, adjusting for the $3.0 million of one-time charges related to the early repayment of our 12 5/8% senior notes and the purchase of the Series A and Series C Preferred Stock, which consists of (i) $2.5 million of charges related to early extinguishment of debt, reported as interest expense, (ii) a $1.3 million non-cash write-off of the remaining discount with respect to the Series C Preferred Stock upon its repurchase, (iii) $0.1 million of interest and dividends on the repurchased 12 5/8% senior notes and preferred stock from the date of the issuance of the new 11 1/4% senior notes and common stock until the date of repurchase and redemption of the 12 5/8% senior notes and preferred stock and (iv) $0.9 million of tax effect of adjustments, related to the loss on early extinguishment of debt.

Reconciliation of Fiscal 2002 Earnings Per Share and Pro Forma Earnings Per Share
(in thousands, except per share data)
(unaudited)

	Fiscal Year Ended September 30, 2002
	Net Income	Average Shares Outstanding	Diluted Income Per Share
Pro Forma Adjusted for One-Time Charges Related to Fourth Quarter Fiscal 2002 Refinancing
As reported—Diluted	$6,846	4,261	$1.61
Pro forma adjustments to add back—
Loss on early extinguishment of debt, reported as interest expense	2,515	—	0.59
Write-off of discount on Series C Preferred Stock	1,310	—	0.30
Duplicative interest expense and dividends	131	—	0.03
Tax effect of adjustments	(908)	—	(0.21)

Total one-time charges related to the refinancing	3,048	—	0.71

Pro forma adjusted for one-time charges related to the refinancing	$9,894	4,261	$2.32

        Net income for fiscal 2002 was favorably impacted by our adoption, as of October 1, 2001, of the provisions of SFAS 142 which requires that goodwill no longer be amortized. Through the application of the provisions of this statement, we showed improved earnings as a result of not recognizing any goodwill amortization in fiscal 2002, compared to recognizing $2.2 million ($0.61 per diluted common share) of goodwill amortization in fiscal 2001.

Liquidity and Capital Resources

        Our cash needs have been primarily for (i) debt service on our senior notes and our credit facility, (ii) capital expenditures, including leasehold improvements, fixtures and equipment for new stores; store relocations and expansions of our existing stores as well as improvements and new equipment for our distribution and corporate facilities and information systems, and (iii) working capital, including inventory to support our new stores and our existing stores. We have historically financed these capital requirements from cash flows from operations and borrowings under our credit facility.

        In August 2002, we completed debt and equity offerings whereby we issued $125.0 million of 11 1/4% senior notes due 2010 (the New Senior Notes) and 1,165,000 new shares of common stock (including the full exercise of the over-allotment option by the underwriters of our common stock offering), and used the net proceeds: (i) to repay the existing 12 5/8% senior notes (the "Old Senior Notes"), plus accrued and unpaid interest and related fees and expenses; (ii) to repay our subordinated notes issued to former holders of shares of our Series A Preferred Stock in lieu of accrued and unpaid dividends; (iii) to redeem all of the outstanding shares of our Series A Preferred Stock and to purchase, through an offer to purchase, all of the outstanding shares of our Series C Preferred Stock, in each case, for a price which included all accrued and unpaid dividends; (iv) to repay the outstanding borrowings under our credit facility and (v) for general corporate purposes.

        We received net proceeds from these debt and equity offerings of approximately $147.9 million after deducting fees and expenses of the offerings. We used approximately $92.7 million of the net proceeds of the offerings for the repurchase of our Old Senior Notes, including accrued and unpaid interest and related fees and expenses. We used approximately $2.6 million for the repayment of subordinated notes that had been issued in lieu of cash dividends on shares of Series A Preferred Stock previously converted into common stock. We used approximately $13.4 million to redeem all of the outstanding Series A Preferred Stock, including accrued and unpaid dividends, of which $11.0 million has been paid as of September 30, 2003, and $2.4 million will be paid out upon submission of proper documentation from the remaining holders of the Series A Preferred Stock. The $2.4 million amount is reflected in our consolidated balance sheet as of September 30, 2003 in accrued expenses and other current liabilities. We used approximately $20.9 million of the net proceeds from the offerings for the repurchase of the Series C Preferred Stock issued to the sellers of iMaternity in October 2001, including accrued and unpaid dividends. The remaining $18.3 million of net proceeds from the offerings were used to repay all of the outstanding borrowings under the credit facility, with the balance invested in short-term investments and available for general corporate purposes. The net proceeds of approximately $147.9 million from the debt and equity offerings includes approximately $0.6 million of cash proceeds from the exercise of stock options by certain selling stockholders in conjunction with the equity offering.

        The New Senior Notes were issued at 98.719% of their face amount, resulting in an annual effective interest rate of 11.50%. Interest on the New Senior Notes is payable semi-annually in cash on February 1 and August 1, commencing on February 1, 2003. The New Senior Notes were issued by Mothers Work, are senior unsecured obligations of Mothers Work and are unconditionally guaranteed on a senior basis by all of our domestic subsidiaries. See Note 14 of "Notes to Consolidated Financial Statements." The New Senior Notes are redeemable at our option, in whole or in part at any time on or after August 1, 2006 at 105.625% of their face amount, plus accrued and unpaid interest, declining ratably to 100% of their face amount, plus accrued and unpaid interest, on or after August 1, 2009. Additionally, before August 1, 2005, we may redeem, at our option, up to 35% of the aggregate principal amount of the New Senior Notes with the proceeds from equity offerings at 111.25% of their principal amount, plus accrued and unpaid interest. The New Senior Notes impose certain restrictions on our ability to, among other things, incur additional indebtedness, pay dividends, repurchase stock, and enter into other various types of transactions.

        Cash and cash equivalents increased by $6.0 million during fiscal 2003 compared to an increase of $4.4 million during fiscal 2002. Cash provided by operations increased by $1.5 million to $30.0 million for fiscal 2003 from $28.5 million for fiscal 2002. This increase was primarily the result of increased net income, as well as an increase in accounts payable and accrued expenses, offset by an increase in inventories. During fiscal 2003, we utilized our cash flow from operations primarily to fund our capital expenditures and to increase our cash and cash equivalents. During fiscal 2002, we utilized our cash flow from operations primarily to reduce the borrowings under our credit facility, as well as for capital expenditures.

        For fiscal 2003, we spent $19.2 million on capital expenditures, including $13.6 million for leasehold improvements, fixtures and equipment principally for new store facilities, as well as improvements to existing stores, and $5.6 million for our distribution and corporate facilities and information systems. This compares to $9.8 million in capital expenditures for fiscal 2002, including $6.2 million for new store facilities and improvement to existing stores and retail locations, and $3.6 million for our distribution and corporate facilities and information systems. The increase in capital expenditures primarily reflects the increased number of our new store openings compared to the prior year, an increased number of store expansions and relocations, increased expenditures for store remodeling as well as expenditures to expand the capacity, automation and throughput of our finished goods distribution center and increased investment in our management information systems, including the rollout of our new proprietary point-of-sale system to our stores.

        In March 2003, our Board of Directors approved a share repurchase program under which we may repurchase up to $10.0 million of our outstanding common stock from time to time in private transactions or on the open market through March 2005. As of September 30, 2003, pursuant to this program, we have repurchased and retired 66,554 shares in the aggregate at a total cost of approximately $1.5 million, at an average cost of $22.04 per share. The indenture governing the New Senior Notes and the terms of our credit facility contain restrictions that place limits on certain payments by us, including payments to repurchase shares of our common stock. Our repurchases of common stock have been made in compliance with all restrictions under the indenture governing the New Senior Notes and the terms of our credit facility.

        We have a $60 million credit facility maturing on September 15, 2004, which includes a $56.0 million borrowing base revolving line of credit and approximately $4 million to support a special purpose letter of credit facility. In October 2001, the credit facility was amended and restated primarily to permit the collateral base to include the assets that were acquired in our purchase of iMaternity. On August 5, 2002, we further amended the credit facility to, among other things, permit the consummation of the debt and equity offerings and the use of proceeds thereof, and modify the covenants in order to increase the annual capital expenditures limit to $30.0 million and permit acquisitions, capital stock repurchases and early redemptions of senior notes within specified limits. The amendment also added an unused facility fee of 10 basis points per annum. Interest on borrowings outstanding is currently based on the lender's prime rate or, at our election, an alternative rate of LIBOR plus 200 basis points for all or part of the direct borrowings outstanding. At September 30, 2003 and 2002, there were no direct borrowings under the credit facility. Borrowings under the credit facility would have borne interest at the rate of between approximately 3.1% and 4.0% per annum as of September 30, 2003. Amounts available for direct borrowings, net of letters of credit outstanding, are limited to the lesser of (a) the unused portion of the credit facility or (b) the Aggregate Adjusted Availability ("AAA") as defined in the agreement based on a percentage of eligible inventory, receivables and cash. The credit facility is secured by a security interest in our accounts receivable, inventory, equipment, fixtures, cash and other assets. There are no financial covenant requirements in the agreement unless the AAA falls below $10.0 million. In such event, we would have to achieve minimum cash flow, as defined in the agreement, of not less than zero. During fiscal 2003, 2002 and 2001, we always exceeded the minimum required AAA. As of September 30, 2003, outstanding borrowings under the credit facility consisted of no direct borrowings and $3.9 million in letters of credit with AAA and available borrowings of $52.1 million, compared to no direct borrowings and $3.1 million in letters of credit with AAA and available borrowings of $52.3 million as of September 30, 2002. In addition, pursuant to the special purpose letter of credit facility, as of September 30, 2003 and 2002, we had an outstanding standby letter of credit of $3.3 million and $3.4 million, respectively, to collateralize an outstanding industrial revenue bond. As of September 30, 2003 and 2002, we had a $1.0 million letter of credit to collateralize a government mortgage note.

        Our management believes that our current cash and working capital positions, expected operating cash flows and available borrowing capacity under our credit facility (including successor credit facilities to our current facility, which matures on September 15, 2004), will be sufficient to fund our working capital, capital expenditures and debt repayment requirements and to fund stock repurchases, if any, for the foreseeable future.

Contractual Obligations and Commercial Commitments

        We have entered into agreements that create contractual obligations and commercial commitments. These obligations and commitments will have an impact on future liquidity and the availability of capital resources. The tables below set forth a summary of these obligations and commitments as of September 30, 2003 (in thousands):

Contractual Obligations:		Payments Due by Period
Description	Total Obligations	Less Than One Year	One to Three Years	Three to Five Years	After Five Years
Long-term debt(1)	$128,047	$279	$586	$635	$126,547
Operating leases(2)	286,517	49,700	82,278	66,300	88,239
Capital lease obligations	—	—	—	—	—
Purchase obligations	—	—	—	—	—

Total contractual cash obligations	$414,564	$49,979	$82,864	$66,935	$214,786

(1)
Net of unamortized debt discount on the New Senior Notes of approximately $1.4 million.

(2)
Includes store operating leases, which generally provide for payment of direct operating costs in addition to rent. The amounts reflected include future minimum lease payments and exclude such direct operating costs.

Commercial Commitments(1):		Amount of Commitment Per Period
Description	Total Obligations	Less Than One Year	One to Three Years	Three to Five Years	After Five Years
Credit facility(2)	$3,871	$3,871	$—	$—	$—
Other standby letters of credit	4,277	4,277	—	—	—

Total commercial commitments	$8,148	$8,148	$—	$—	$—

(1)
Excludes purchase orders for merchandise and supplies in the normal course of business, which are liquidated within 12 months.

(2)
Consists of outstanding letter of credit commitments.

New Accounting Pronouncements

SFAS 141 and SFAS 142

        In June 2001, the FASB issued SFAS 141, "Business Combinations," and SFAS 142, "Goodwill and Other Intangible Assets." SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also specifies the criteria applicable to intangible assets acquired in a purchase method business combination for them to be recognized and reported apart from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives not be amortized, but instead be tested for impairment at least annually. SFAS 142 further requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values and be reviewed for impairment. We adopted SFAS 141 and 142 effective July 1, 2001 and October 1, 2001, respectively. In adopting SFAS 142, we no longer amortize goodwill and we perform impairment reviews at the end of each fiscal year or as impairment indicators arise to assess whether any write-downs are required.

        Our consolidated balance sheet as of September 30, 2003 reflects $50.4 million of goodwill recognized as a result of the purchase accounting for our various acquisitions, including iMaternity in October 2001, A Pea in the Pod in April 1995 and Motherhood in August 1995.

        For our goodwill impairment reviews as of October 1, 2001 and September 30, 2003 and 2002, management determined that there was one reporting unit for purposes of applying SFAS 142 based on our reporting structure. The fair value of our single reporting unit at each of these dates was determined based on the then fair market value of our outstanding common stock on a control basis. Based on these assessments, no impairment in the carrying value of this asset was considered to exist.

SFAS 143

        In June 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations." SFAS 143 is effective for fiscal years beginning after June 15, 2002, and addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Our adoption of SFAS 143, effective October 1, 2002, did not have a material impact on our financial position or results of operations.

SFAS 144

        In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which established a single accounting model, based on the framework established in SFAS 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of," and resolved significant implementation issues related to SFAS 121 and Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 superceded SFAS 121 and portions of APB Opinion No. 30. Our policy is to review all stores opened for more than two years with negative earnings before income taxes. The fixed asset value of the store is then written down if the undiscounted future cash flow from the store does not equal or exceed the fixed asset carrying value. We adopted this statement effective October 1, 2002. For the fiscal year ended September 30, 2003, we recorded SFAS 144 pre-tax write-downs totaling $0.5 million for fixed assets of stores deemed impaired. For the fiscal year ended 2002 and 2001, we recorded SFAS 121 pre-tax write-downs of $0.3 million and $0.1 million, respectively.

SFAS 145

        In May 2002, the FASB issued SFAS 145, "Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections." The provisions of this SFAS 145 that related to the rescission of SFAS 4 was adopted by us effective October 1, 2002. Therefore, any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that did not meet the criteria in APB Opinion No. 30 for classification as an extraordinary item was reclassified. Accordingly, in fiscal 2003, we have reclassified the $1.6 million extraordinary loss on the early extinguishment of debt, net of tax, as reported for fiscal 2002, to a $2.5 million increase in interest expense and a related $0.9 million reduction in the provision for income taxes. This reclassification for fiscal 2002 had no impact on reported net income or earnings per share.

SFAS 146

        In July 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 supersedes Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" and is effective for transactions initiated after December 31, 2002. Under SFAS 146, a company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. A liability is incurred when an event obligates the entity to transfer or use assets. Our adoption of this statement did not have a material impact on our financial position or results of operations.

Interpretation No. 45

        On November 25, 2002 the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of the interpretation are applicable to guarantees issued or modified after December 31, 2002 and did not have a material impact on our financial position or results of operations. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 31, 2002.

EITF Issue No. 02-16

        In November 2002, the EITF reached a consensus on EITF Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor." EITF Issue No. 02-16 provides guidance as to how entities should account for cash consideration received from a vendor. EITF Issue 02-16 presumes that cash received from a vendor represents a reduction of the prices of the vendor's products or services, unless the cash received represents a payment for assets or services provided to the vendor or a reimbursement of costs incurred by the customer to sell the vendor's products. The provisions of EITF Issue 02-16 apply to all agreements entered into or modified after December 31, 2002. The provisions of EITF Issue 02-16 do not have a material impact on our financial position or results of operations since we design and contract manufacture most of our apparel.

SFAS 148

        In December 2002, the FASB issued SFAS 148, which supersedes a portion of SFAS 123 and is effective for fiscal years ending after December 15, 2002. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We have adopted the disclosure requirements for interim financial statements beginning with the quarter ended December 31, 2002. We have not completed our evaluation of the alternative methods of transition, and thus have not yet made a determination on whether we will adopt the fair value method of accounting for stock-based employee compensation under the transition guidance of SFAS 148. As such, we have not yet been able to determine what impact, if any, the adoption of this statement will have on our financial position or results of operations.

SFAS 149

        In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. Since we have no derivative instruments or hedging activities, our adoption of SFAS 149 on July 1, 2003, as required, had no impact on our consolidated financial statements.

SFAS 150

        In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that certain financial instruments be classified as liabilities that were previously considered to be equity instruments. The adoption of this standard on July 1, 2003, as required, had no impact on our consolidated financial statements.

Inflation

        We do not believe that the relatively moderate levels of inflation which have been experienced in the United States in recent years have had a significant effect on our net sales or profitability. However, there can be no assurance that our business will not be affected by inflation in the future.

Forward-Looking Statements

        Some of the information in this report, including the information incorporated by reference (as well as information included in oral statements or other written statements made or to be made by us), contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The forward-looking statements involve a number of risks and uncertainties. A number of factors could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, but are not limited to: changes in consumer spending patterns, raw material price increases, consumer preferences and overall economic conditions, the impact of competition and pricing, availability of suitable store locations, continued availability of capital and financing, ability to hire and develop senior management and sales associates, ability to develop and source merchandise, ability to receive production from foreign sources on a timely basis, potential stock repurchases, war or acts of terrorism and other factors referenced in this report, including those set forth under the caption "Risk Factors."

        In addition, these forward-looking statements necessarily depend upon assumptions, estimates and dates that may be incorrect or imprecise and involve known and unknown risks, uncertainties and other factors. Accordingly, any forward-looking statements included in this report do not purport to be predictions of future events or circumstances and may not be realized. Forward-looking statements can be identified by, among other things, the use of forward-looking terms such as "believes," "expects," "may," "will," "should," "seeks," "pro forma," "anticipates," "intends," "continues," "could," "estimates," "plans," "potential," "predicts," "goal," "objective," or the negative of any of these terms, or comparable terminology, or by discussions of our outlook, plans, goals, strategy or intentions. Forward-looking statements speak only as of the date made. We assume no obligation to update any of these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting these forward-looking statements.

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

        There can be no assurance that we will be able to achieve our store expansion goals. Even if we succeed in opening new stores as planned, we cannot assure you that our newly opened stores will achieve planned revenue or profitability levels in the time periods estimated by us, or at all. If our stores fail to achieve or are unable to sustain acceptable revenue and profitability levels, we may incur significant costs associated with operating or closing those stores.

We require a significant amount of cash to service our indebtedness, which reduces the cash available to finance our growth.

        We have a significant amount of indebtedness. As of September 30, 2003, our total indebtedness, including current maturities, was $128.0 million, and we had the ability to borrow an additional $52.1 million under our credit facility. Our required interest payments under our New Senior Notes are expected to be approximately $14.1 million for each of fiscal 2004 and 2005.

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

We are heavily dependent on our management information systems and our ability to maintain and upgrade these systems from time to time.

        The efficient operation of our business is heavily dependent on our fully integrated, internally developed management information systems. In particular, we rely on point-of-sale terminals, which provide information to our customized TrendTrack merchandise analysis and planning system used to track sales and inventory. The TrendTrack system helps integrate our design, manufacturing, distribution and financial functions, and also provides daily financial and merchandising information. As a result, our business and operations could be materially and adversely affected if our systems were inoperable or inaccessible.

        From time to time, we improve and upgrade our management information systems. We have rolled out a proprietary, upgraded Internet-based point-of-sale system and integrated this system with our current systems. If we are unable to maintain and upgrade our systems or to integrate new and updated systems in an efficient and timely manner, our business and results of operations could be materially and adversely affected.

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

  •
  the timing of new store openings;

  •
  the extent of cannibalization of sales volume of some of our existing stores by our new stores opened in the same geographic markets;

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

        We receive apparel and other merchandise from foreign sources, both purchased directly in foreign markets and indirectly through domestic vendors with foreign sources. To the extent that any of our vendors are located overseas or rely on overseas sources for a large portion of their products, any event causing a disruption of imports, including the imposition of import restrictions, could harm our ability to source product. This disruption could materially limit the merchandise that we would have available for sale and reduce our revenues and earnings. The flow of merchandise from our vendors could also be adversely affected by financial or political instability, or war, in or affecting any of the countries in which the goods we purchase are manufactured or through which they flow. Trade restrictions in the form of tariffs or quotas, or both, applicable to the products that we sell also could affect the import of those products and could increase the cost and reduce the supply of products available to us. Any material increase in tariff levels, or any material decrease in quota levels or available quota allocation, could negatively impact our business. Further, changes in tariffs or quotas for merchandise imported from individual foreign countries could lead us to shift our sources of supply among various countries. Any such shift we undertake in the future could result in a disruption of our sources of supply and lead to a reduction in our revenues and earnings. Supply chain security initiatives undertaken by the U.S. government that impede the normal flow of product could also negatively impact our business. In addition, decreases in the value of the U.S. dollar against foreign currencies could increase the cost of products that we purchase from overseas vendors.

We could be materially and adversely affected if our distribution operations were disrupted.

        To support our retail operations in the United States and Canada, we operate our main distribution facility in Philadelphia, Pennsylvania and a significantly smaller Canadian distribution facility in Mississauga, Ontario, respectively. Finished garments from contractors and other manufacturers are inspected and stored for distribution to our stores. We do not have other distribution facilities to support our distribution needs. If our Philadelphia distribution facility was to shut down or otherwise become inoperable or inaccessible for any reason, we could incur significantly higher costs and longer lead times associated with the distribution of our products to our stores during the time it takes to reopen or replace this facility. In light of our strategic emphasis on rapid replenishment as a key competitive advantage, a distribution disruption might have a disproportionately adverse effect on our operations and profitability relative to other retailers. In addition, the loss or material disruption of service from any of our shippers for any reason, whether due to freight difficulties, strikes or other difficulties at our principal transport providers or otherwise, could have a material adverse impact on our business and results of operations.

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

Our quarterly operating results and inventory levels may fluctuate significantly as a result of seasonality in our business.

        Our business, like that of other retailers, is seasonal. Results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. Our quarterly net sales have historically been highest in our third fiscal quarter, corresponding to the Spring selling season, followed by our first fiscal quarter, corresponding to the Fall/holiday selling season. Given the typically higher gross margin we experience in the third fiscal quarter compared to other quarters, the relatively fixed nature of most of our operating expenses and interest expense, and the historically higher sales level in the third quarter, we have typically generated a very significant percentage of our full year operating income and net income during the third quarter. Thus, any factors which result in a material reduction of our sales for the third quarter could have a material adverse effect on our results of operations for the fiscal year as a whole. Seasonal fluctuations in sales also affect our inventory levels, as we usually order merchandise in advance of peak selling periods and sometimes before new fashion trends are confirmed by customer purchases. We must carry a significant amount of inventory, especially before the holiday and Spring selling periods. If we are not successful in selling our inventory during this period, we may be forced to rely on markdowns or promotional sales to dispose of the excess inventory or we may not be able to sell the inventory at all, which could have a material adverse effect on our business and results of operations.

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

        We operate in a highly competitive environment characterized by low barriers to entry. We compete against department stores, specialty retail chains, discount stores, independent retail stores and catalog and Internet-based retailers, including both new and existing competitors. Many of our competitors are larger and have substantially greater financial and other resources than us. Further, we do not advertise using television and radio media and thus do not reach customers through means our competitors may use. Our mid- and luxury-priced merchandise faces a highly fragmented competitive landscape that includes locally based, single unit retailers, as well as a handful of multi-unit maternity operations, none of which we believe have more than 15 stores. In the value-priced maternity apparel business, we face competition on a nationwide basis from retailers such as JC Penney®, Kmart®, Kohl's®, Target®, Sears® and Wal-Mart®, while Gap® and Old Navy® currently offer a selection of maternity apparel in selected stores. Several of these competitors, including Gap® and Old Navy®, also sell maternity apparel on their websites. We believe that recently there has been increased competition in the maternity apparel industry, from both new and existing competition. Our market share and results of operations may be materially and adversely affected by this competition, including the potential for increased competition in the future.

If an independent manufacturer violates labor or other laws, or is accused of violating any such laws, or if their labor practices diverge from those generally accepted as ethical, it could harm our business and brand image.

        While we maintain policies and guidelines with respect to labor practices that independent manufacturers that produce goods for us are contractually required to follow, and while we have an independent firm and company employees inspect certain manufacturing sites to monitor compliance, we cannot control the actions of such manufacturers or the public's perceptions of them, nor can we assure that these manufacturers will conduct their businesses using ethical or legal labor practices. Apparel companies can be held jointly liable for the wrongdoings of the manufacturers of their products. While many of our independent manufacturers are routinely monitored by buying representatives, who assist us in the areas of compliance, garment quality and delivery, we do not control the manufacturers' business practices or their employees' employment conditions, and manufacturers act in their own interest which may be in a manner that results in negative public perceptions of us, and/or employee allegations against us or court determinations that we are jointly liable.

Our earnings would decline if our goodwill becomes impaired.

        As a result of purchase accounting for our various acquisitions, we have accumulated a substantial amount of goodwill, amounting to $50.4 million as of September 30, 2003. Following our adoption of new accounting standards effective October 1, 2001, goodwill and other intangible assets with indefinite lives are not amortized, but rather tested for impairment annually. If we determine in the future that impairment has occurred, we would be required to write off the impaired portion of goodwill, which could substantially reduce our earnings and result in a substantial decline in the price of our common stock.

We may be unable to protect our trademarks and other intellectual property.

        We believe that our trademarks and service marks are important to our continued success and our competitive position due to their recognition with our customers. We devote substantial resources to the establishment and protection of our trademarks and service marks. We are not aware of any pending claims of infringement or challenges to our right to use any of our trademarks and service marks in the United States or internationally. Although we actively protect our intellectual property, there can be no assurance that the actions that we have taken to establish and protect our trademarks, service marks and other intellectual property, including our rights in our management information systems, will be adequate to prevent imitation of our marks, products or services by others or to prevent others from seeking to block sales of our products as a violation of their trademarks, service marks or other proprietary rights. Also, others may assert rights in, or ownership of, our trademarks and other proprietary rights and we may not be able to successfully resolve these types of conflicts. In addition, the laws of certain foreign countries may not protect our trademarks and proprietary rights to the same extent as do the laws of the United States.

War or acts of terrorism or the threat of either may negatively impact availability of merchandise and otherwise adversely impact our business.

        In the event of war or acts of terrorism, or if either is threatened, our ability to obtain merchandise available for sale in our stores may be negatively affected. A substantial portion of our merchandise is imported from other countries. If goods become difficult or impossible to import into the United States, and if we cannot obtain such merchandise from other sources at similar costs, our sales and profit margins may be adversely affected. In the event that commercial transportation is curtailed or substantially delayed, our business may be adversely impacted, as we may have difficulty shipping merchandise to our main distribution facility and stores, as well as fulfilling catalog and website orders.

Our substantial indebtedness could adversely affect our financial health, which would prevent us from fulfilling our obligations under our senior notes.

        We have a significant amount of indebtedness and we have the ability to incur substantial additional indebtedness in the future. As of September 30, 2003, we had $128.0 million of debt outstanding, including $4.5 million of secured debt. Our $60 million credit facility, under which we had no direct borrowings and approximately $3.9 million in letters of credit outstanding as of September 30, 2003, matures on September 15, 2004. We intend to obtain a successor credit facility prior to maturity, although we cannot assure you that we will be able to do so. As of September 30, 2003, we had $52.1 million available for additional borrowings under the credit facility.

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

  •
  result in higher interest expense in the event of increases in interest rates as some of our debt is, and will continue to be, at variable rates of interest, and our available borrowings under our credit facility, to the extent borrowed in the future, would be at variable rates of interest;

  •
  place us at a competitive disadvantage compared to our competitors that have less debt, or debt at lower interest rates;

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

  •
  have our subsidiaries pay dividends, make loans or transfer assets to us;

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

  •
  changes in the market valuations of other specialty apparel or retail companies; and

  •
  announcements by our competitors or us.

Our charter documents contain certain anti-takeover provisions, and we are entitled to certain other protective provisions under Delaware law.

        We are a Delaware corporation and the anti-takeover provisions of Delaware law impose various impediments to the ability of a third party to acquire control of our company, even if a change of control would be beneficial to our existing stockholders. We also have adopted a stockholder rights plan, commonly known as a "poison pill," that entitles our stockholders to acquire additional shares of us, or a potential acquirer of us, at a substantial discount to their market value in the event of an attempted takeover. In addition, our amended and restated certificate of incorporation and by-laws may discourage, delay or prevent a merger or acquisition involving us that our stockholders may consider favorable by, among other things:

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

        The provisions, which we have summarized above, may reduce the market value of our common stock.

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

        At September 30, 2003, the principal components of our debt portfolio were the $125.0 million of New Senior Notes due 2010 and the $60 million credit facility, both of which are denominated in U.S. dollars. The fair value of the debt portfolio is referred to as the "debt value." The New Senior Notes bear interest at a fixed rate of 11 1/4%. While a change in market interest rates would not affect the interest incurred or cash flow related to this fixed rate portion of the debt portfolio, the debt value would be affected.

        Our revolving credit facility carries a variable interest rate that is tied to market indices. At September 30, 2003, we had no direct borrowings and $3.9 million of letters of credit outstanding under our credit facility (plus an additional $4.3 million of letters of credit outstanding under a special purpose letter of credit facility). Borrowings under the credit facility would have borne interest at the rate of between approximately 3.1% to 4.0% per annum as of September 30, 2003. Any future borrowings under the credit facility would, to the extent of outstanding borrowings, be affected by changes in market interest rates. A change in market interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the value of the financial instrument.

        The sensitivity analysis as it relates to the fixed portion of our debt portfolio assumes an instantaneous 100 basis point move in interest rates from their levels at September 30, 2003, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the value of the debt by approximately $5.7 million at September 30, 2003. A 100 basis point decline in market interest rates would cause the debt value to increase by approximately $6.0 million at September 30, 2003.

        Based on the variable rate debt included in our debt portfolio at September 30, 2003, a 100 basis point increase in interest rates would result in additional interest incurred for the year of less than $0.1 million. A 100 basis point decrease in interest rates would correspondingly lower our interest expense for the year by less than $0.1 million.

        Other than as described above, we do not believe that the market risk exposure on other financial instruments is material.

Item 8. Financial Statements and Supplementary Data

        Our Consolidated Financial Statements appear on pages F-1 through F-36, as set forth in Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        On June 4, 2002, we dismissed Arthur Andersen LLP ("Arthur Andersen") as our independent public accountants. On June 6, 2002, we engaged KPMG LLP ("KPMG") to serve as our independent public accountants for fiscal year 2002. The appointment of KPMG was effective immediately. The decision by the Board of Directors to replace Arthur Andersen with KPMG was based on the recommendation of our Audit Committee and approved by our Board of Directors.

        Arthur Andersen's report on our Consolidated Financial Statements for fiscal 2001 did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.

        During fiscal 2001, and through June 4, 2002, there were no disagreements with Arthur Andersen on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to Arthur Andersen's satisfaction, would have caused them to make reference to the subject matter in connection with their report on our Consolidated Financial Statements for such years; and there were no reportable events as defined in Item 304 (a)(1)(v) of Regulation S-K.

        During fiscal 2001 and through June 4, 2002, we did not consult KPMG with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our Consolidated Financial Statements, or any other matters or reportable events as set forth in Items 304 (a)(2)(i) and (ii) of Regulation S-K.

        We previously provided both Arthur Andersen and KPMG with a copy of the foregoing disclosures.

Item 9A. Controls and Procedures

        We carried out an evaluation under the supervision and with the participation of our internal review committee and our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at the end of the period covered by this Annual Report on Form 10-K (the "Evaluation Date"). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports was recorded, processed, summarized and reported within the applicable time periods. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of such evaluation.

PART III.

Item 10. Directors and Executive Officers of the Registrant

        Information concerning directors, appearing under the caption "Election of Directors" in our Proxy Statement (the "Proxy Statement") filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders scheduled to be held on January 22, 2004, and information concerning executive officers, appearing under the caption "Item 1. Business—Executive Officers of the Company" in Part I of this Form 10-K, are incorporated herein by reference in response to this Item 10.

        The Board of Directors has adopted a Code of Business Conduct and Ethics, which has been filed as an exhibit to this Form 10-K. We intend to satisfy the amendment and waiver disclosure requirements under applicable securities regulations by posting any amendments of, or waivers to, the Code of Business Conduct and Ethics on our web site.

Item 11. Executive Compensation

        The information contained in the Proxy Statement in the section titled "Compensation Committee Report on Executive Compensation" up to, but not including, the section titled "Security Ownership of Certain Beneficial Owners and Management," with respect to executive compensation, and in the section titled "Compensation of Directors" with respect to director compensation, is incorporated herein by reference in response to this Item 11.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information contained in the section titled "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement, with respect to security ownership of certain beneficial owners and management, and in the section titled "Summary of All Existing Equity Compensation Plans," with respect to securities authorized for issuance under equity compensation plans, is incorporated herein by reference in response to this Item 12.

Item 13. Certain Relationships and Related Transactions

        The information contained in the section titled "Certain Transactions" of the Proxy Statement, with respect to certain relationships and related transactions, is incorporated herein by reference in response to this Item 13.

Item 14. Auditor Fees and Services

        The information contained in the Proxy Statement in the section titled Auditor Fees and Services is incorporated herein by reference in response to this Item 14.

PART IV.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)
(1)  Financial Statements

    The financial statements listed in the accompanying Index to Consolidated Financial Statements are filed as part of this Form 10-K, commencing on page F-1.

  (2)
  Schedules

    Schedule II—Valuation and Qualifying Accounts.

  (3)
  Exhibits

    See following Index of Exhibits.

INDEX OF EXHIBITS

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
*3.3
Amendment to the Amended and Restated Certificate of Incorporation of the Company dated February 11, 2003. (Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (the "March 2003 10-Q")).
*3.4	Amendment to the Certificate of Designation of the Series B Junior Participating Preferred Stock of the Company dated February 11, 2003. (Exhibit 3.4 to the Company's March 2003 10-Q).
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
*4.7
Amendment No. 4 to the Amended and Restated Rights Agreement dated February 14, 2003, between the Company and StockTrans, Inc. (Exhibit 4.7 to the Company's Current Report on Form 8-K dated February 14, 2003).
†*10.1	1994 Director Stock Option Plan (Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended September 30, 1994 (the "1994 Form 10-K")).
†*10.2	Employment Agreement dated as of July 14, 1994 between the Company and Dan W. Matthias (Exhibit 10.25 to the Company's Current Report on Form 8-K dated January 31, 1994).

†*10.3	Employment Agreement dated as of July 14, 1994 between the Company and Rebecca C. Matthias (Exhibit 10.26 to the 1994 Form 10-K).
*10.4
Loan Agreement dated September 1, 1995 between Philadelphia Authority For Industrial Development ("PAID") and the Company (Exhibit 10.26 to the Company's Registration Statement on Form S-1, Registration No. 33-97318, dated October 26, 1995 (the "1995 Registration Statement")).
*10.5	Indenture of Trust dated September 1, 1995 between PAID and Society National Bank (Exhibit 10.29 to the 1995 Registration Statement).
*10.6
Variable/Fixed Rate Federally Taxable Economic Development Bond (Mothers Work, Inc.), Series of 1995, in the aggregate principal amount of $4,000,000 (Exhibit 10.30 to the 1995 Registration Statement).
*10.7
Residential Lease dated as of June 28, 1996 between the Company and Daniel & Rebecca Matthias (Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended September 30, 1996 (the "1996 Form 10-K") ).
*10.8	Note dated as of February 14, 1996 from the Company to PIDC Local Development Corporation (Exhibit 10.29 to the 1996 Form 10-K).
*10.9	Installment Sale Agreement dated as of April 4, 1996 by and between PIDC Financing Corporation and the Company (Exhibit 10.30 to the 1996 Form 10-K).
*10.10	Open-ended Mortgage dated as of April 4, 1996 between PIDC Financing Corporation and the Pennsylvania Industrial Development Authority ("PIDA") (Exhibit 10.31 to the 1996 Form 10-K).
*10.11	Loan Agreement dated as of April 4, 1996 by and between PIDC Financing Corporation and PIDA (Exhibit 10.32 to the 1996 Form 10-K).
*10.12
Loan & Security Agreement dated as of April 24, 1998 by and among Mothers Work, Inc., Cave Springs, Inc. and Fleet Capital Corporation (Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).
*10.13	1987 Stock Option Plan (as amended and restated) (Exhibit 4.1 to the Company's Registration Statement on Form S-8, Registration No. 333-59529, dated July 21, 1998).
*10.14
Amendment to Loan and Security Agreement dated as of April 11, 2000 by and among, Mothers Work Inc., Cave Springs, Inc. and Fleet Capital Corporation (Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).
*10.15
Second Amendment to Loan and Security Agreement dated August 5, 2002, by Mothers Work, Inc., Cave Springs, Inc., eSpecialty Brands, LLC, Mother's Stores, Inc. and Dan Howard Industries, Inc. and Fleet Capital Corporation (Exhibit 10.20 to the Company's June 2002 10-Q).
*10.16	Amendment to the Company's 1987 Stock Option Plan, as amended and restated, effective as of November 13, 2002. (Exhibit 10.25 to the Company's March 2003 10-Q).
†*10.17	Amendment Agreement dated as of March 14, 2003 between the Company and Dan W. Matthias (Exhibit 10.26 to the Company's March 2003 10-Q).
†*10.18	Amendment Agreement dated as of March 14, 2003 between the Company and Rebecca C. Matthias (Exhibit 10.27 to the Company's March 2003 10-Q).

†10.19	Employment Agreement effective September 30, 2003 between the Company and Edward M. Krell.
14	Code of Business Conduct and Ethics.
21	Subsidiaries of the Company.
23	Consent of KPMG LLP.
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Executive Vice President-Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
32.2	Certification of the Executive Vice President—Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  *Incorporated by reference.

  †Management contract or compensatory plan or arrangement.

(b)
The Company did not file any Current Reports on Form 8-K during the fourth quarter of fiscal 2003. The following is a list of Current Reports on Form 8-K furnished by the Company during the fourth quarter of fiscal 2003.

            The Company furnished a Form 8-K on July 29, 2003, announcing that it had issued a press release and held a broadly accessible conference call to discuss its financial results for its third fiscal quarter ended June 30, 2003.

            The Company furnished a Form 8-K on July 14, 2003, announcing that it had issued a press release on July 8, 2003, discussing its sales results for the month of June 2003 and for the third quarter ended June 30, 2003.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Philadelphia, Commonwealth of Pennsylvania, on the 23rd day of December, 2003.

MOTHERS WORK, INC.
By:	/s/ DAN W. MATTHIAS Dan W. Matthias Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
By:	/s/ EDWARD M. KRELL Edward M. Krell Executive Vice President—Chief Financial Officer (Principal Financial and Accounting Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on December 23, 2003, in the capacities indicated:

/s/ DAN W. MATTHIAS Dan W. Matthias	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)
/s/ REBECCA C. MATTHIAS Rebecca C. Matthias	President, Chief Operating Officer and Director
/s/ EDWARD M. KRELL Edward M. Krell	Executive Vice President—Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ JOSEPH A. GOLDBLUM Joseph A. Goldblum	Director
/s/ ELAM M. HITCHNER, III Elam M. Hitchner, III	Director
/s/ DAVID SCHLESSINGER David Schlessinger	Director
/s/ WILLIAM A. SCHWARTZ, JR. William A. Schwartz, Jr.	Director
/s/ STANLEY C. TUTTLEMAN Stanley C. Tuttleman	Director

MOTHERS WORK, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

Independent Auditors' Report	F-2
Consolidated Balance Sheets	F-3
Consolidated Statements of Operations	F-4
Consolidated Statements of Stockholders' Equity	F-5
Consolidated Statements of Cash Flows	F-6
Notes to Consolidated Financial Statements	F-7 to F-36
Schedule Supporting the Consolidated Financial Statements:
Report of Independent Auditors on Financial Statement Schedule	F-37
Valuation and Qualifying Accounts	F-38

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Mothers Work, Inc.:

        We have audited the accompanying consolidated balance sheets of Mothers Work, Inc. and subsidiaries as of September 30, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended September 30, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mothers Work, Inc. and subsidiaries as of September 30, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 2 to the consolidated financial statements, effective October 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

/s/ KPMG LLP

Philadelphia, Pennsylvania
November 10, 2003

MOTHERS WORK, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30,
	2003	2002
ASSETS
Current Assets
Cash and cash equivalents	$20,731	$14,759
Trade receivables	2,385	4,839
Inventories	84,505	76,830
Deferred income taxes	4,655	8,888
Prepaid expenses and other current assets	5,166	5,126

Total Current Assets	117,442	110,442
Property, Plant and Equipment, net	57,811	50,460
Assets Held for Sale	1,200	1,200
Other Assets
Goodwill	50,389	52,677
Deferred financing costs, net of accumulated amortization of $852 and $465	4,080	4,467
Other intangible assets, net of accumulated amortization of $2,447 and $2,249	1,126	1,199
Deferred income taxes	13,586	11,831
Other non-current assets	969	1,009

Total Other Assets	70,150	71,183

Total Assets	$246,603	$233,285

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Line of credit borrowings	$—	$—
Current portion of long-term debt	279	369
Accounts payable	19,585	20,110
Accrued expenses and other current liabilities	31,346	32,045

Total Current Liabilities	51,210	52,524
Long-Term Debt	127,768	127,913
Deferred Rent	6,234	5,343

Total Liabilities	185,212	185,780

Commitments and Contingencies (Note 13)
Stockholders' Equity
Preferred Stock, 2,000,000 shares authorized
Series A cumulative convertible preferred stock, $.01 par value, 41,000 shares authorized, none outstanding	—	—
Series B junior participating preferred stock, $.01 par value; 300,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value; 20,000,000 shares authorized, 5,231,114 and 5,179,901 shares issued and outstanding, respectively	52	52
Additional paid-in capital	63,559	63,623
Accumulated deficit	(2,220)	(16,170)

Total Stockholders' Equity	61,391	47,505

Total Liabilities and Stockholders' Equity	$246,603	$233,285

The accompanying notes are an integral part of these Consolidated Financial Statements.

MOTHERS WORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended September 30,
	2003	2002	2001
Net sales	$492,447	$453,159	$388,306
Cost of goods sold	225,191	211,689	194,320

Gross profit	267,256	241,470	193,986
Selling, general and administrative expenses	230,104	207,728	172,795

Operating income	37,152	33,742	21,191
Interest expense, net	(14,469)	(16,476)	(14,867)
Other income	—	—	594

Income before income taxes	22,683	17,266	6,918
Income tax provision	8,733	6,478	3,456

Net income	13,950	10,788	3,462
Dividends on preferred stock	—	3,942	1,491

Net income available to common stockholders	$13,950	$6,846	$1,971

Net income per share—Basic	$2.66	$1.75	$0.57

Average shares outstanding—Basic	5,236	3,914	3,456

Net income per share—Diluted	$2.47	$1.61	$0.55

Average shares outstanding—Diluted	5,646	4,261	3,605

The accompanying notes are an integral part of these Consolidated Financial Statements.

MOTHERS WORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)

	Series A Cumulative Convertible Preferred Stock	Common Stock
		Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at September 30, 2000	$11,500	3,452	$34	$26,203	$(24,987)	$12,750
Exercise of stock options	—	2	—	20	—	20
Preferred stock conversions	(727)	26	1	726	—	—
Preferred stock dividends	—	—	—	—	(1,491)	(1,491)
Net income	—	—	—	—	3,462	3,462

Balance at September 30, 2001	10,773	3,480	35	26,949	(23,016)	14,741
Exercise of stock options and warrants	—	420	4	3,055	—	3,059
Preferred stock conversions	(3,224)	115	1	3,223	—	—
Issuance of warrants, net of repurchases	—	—	—	311	—	311
Issuance of common shares, net of issuance costs	—	1,165	12	28,411	—	28,423
Redemption of Series A Preferred Stock	(7,549)	—	—	—	—	(7,549)
Tax benefit of stock option exercises	—	—	—	1,674	—	1,674
Preferred stock dividends	—	—	—	—	(3,942)	(3,942)
Net income	—	—	—	—	10,788	10,788

Balance at September 30, 2002	—	5,180	52	63,623	(16,170)	47,505
Exercise of stock options and warrants	—	118	1	726	—	727
Repurchase and retirement of common shares	—	(67)	(1)	(1,466)	—	(1,467)
Tax benefit of stock option exercises	—	—	—	676	—	676
Net income	—	—	—	—	13,950	13,950

Balance at September 30, 2003	$—	5,231	$52	$63,559	$(2,220)	$61,391

The accompanying notes are an integral part of these Consolidated Financial Statements.

MOTHERS WORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended September 30,
	2003	2002	2001
Cash Flows from Operating Activities
Net income	$13,950	$10,788	$3,462
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,862	9,496	11,915
Loss on impairment of long-lived assets	545	250	64
Loss on disposal of assets	700	—	—
Accretion of discount on notes	134	1,035	194
Deferred income tax provision	2,529	5,541	536
Tax benefit of stock option exercises	676	1,674	—
Amortization of deferred financing costs	387	1,670	499
Provision for deferred rent	604	488	7
Changes in assets and liabilities:
Decrease (increase) in —
Trade receivables	2,454	70	(893)
Inventories	(7,675)	2,428	2,657
Prepaid expenses and other assets	(318)	627	(1,300)
Increase (decrease) in —
Accounts payable, accrued expenses and other current liabilities	6,161	(5,589)	2,366

Net cash provided by operating activities	30,009	28,478	19,507

Cash Flows from Investing Activities
Acquisition of iMaternity, net of cash acquired	—	574	—
Capital expenditures	(19,214)	(9,839)	(12,212)
Proceeds from disposal of property, plant and equipment	—	175	639
Purchase of intangible assets	(175)	(201)	(554)

Net cash used in investing activities	(19,389)	(9,291)	(12,127)

Cash Flows from Financing Activities
Increase (decrease) in line of credit borrowings	—	(32,229)	1,681
Increase (decrease) in cash overdrafts	(1,777)	1,647	(1,256)
Proceeds from issuance of long-term debt, net of issuance costs	—	119,144	—
Repayment of long-term debt	(369)	(94,979)	(543)
Repayment of debt assumed in acquisition of iMaternity	—	(8,892)	—
Proceeds from issuance of common stock, net of issuance costs	—	28,633	—
Repurchase of common stock	(1,467)	—	—
Repurchase of warrants	—	(563)	—
Payout for redeemed Series A Preferred Stock	(1,310)	(9,716)	—
Repurchase of Series C Preferred Stock	—	(20,890)	—
Payment of issuance costs of long-term debt	(242)	—	—
Payment of issuance costs of common stock	(210)	—	—
Proceeds from exercise of stock options and warrants	727	3,059	20

Net cash used in financing activities	(4,648)	(14,786)	(98)

Net Increase in Cash and Cash Equivalents	5,972	4,401	7,282
Cash and Cash Equivalents, Beginning of Year	14,759	10,358	3,076

Cash and Cash Equivalents, End of Year	$20,731	$14,759	$10,358

The accompanying notes are an integral part of these Consolidated Financial Statements.

MOTHERS WORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS

        Mothers Work, Inc. and subsidiaries ("Mothers Work" or the "Company") is a specialty designer and retailer of maternity clothing. The Company operated 1,006 retail locations at September 30, 2003, including 851 stores and 155 leased departments, throughout the United States and Canada. Mothers Work, Inc. was incorporated in Delaware in 1982.

        On October 17, 2001, the Company completed the acquisition of eSpecialty Brands, LLC, including its wholly-owned subsidiaries Dan Howard Industries, Inc., Mother's Stores, Inc., Confecciones Acona S.A. and Maternity Factory Warehouse Centre, Inc. (collectively referred to as "iMaternity"). This acquisition enabled the Company to expand into new geographic areas, or enhance its presence in areas already served (see Note 5).

        In August 2002, the Company completed a public offering of 1,165,000 shares of its common stock (plus an additional 100,000 shares sold in the offering by certain selling stockholders) at a price of $27.00 per share and issued $125,000,000 of 11 1/4% senior notes due August 1, 2010 (the "New Senior Notes"). The Company received cash proceeds from the equity offering, net of issuance costs, of approximately $28,400,000 (see Note 9). The Company received cash proceeds from the debt offering of approximately $118,900,000, net of issuance discount of $1,600,000 and debt issuance costs (see Note 8). In conjunction with the equity offering, certain selling stockholders exercised stock options, which resulted in additional cash proceeds of approximately $600,000.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

        The accompanying Consolidated Financial Statements include the accounts of Mothers Work, Inc. and, as of September 30, 2003, its direct wholly-owned subsidiaries of Cave Springs, Inc., Mothers Work Canada, Inc., Maternity Factory Warehouse Centre, Inc. (a wholly-owned subsidiary of Mothers Work Canada, Inc.) and Confecciones Acona S.A. As of September 30, 2002, the Company's direct wholly-owned subsidiaries included eSpecialty Brands, LLC (including its wholly-owned subsidiaries Dan Howard Industries, Inc., Mother's Stores, Inc., Confecciones Acona S.A. and Maternity Factory Warehouse Centre, Inc.) and Cave Springs, Inc. During fiscal 2003, (i) the Canadian assets of eSpecialty Brands, LLC and its subsidiaries were contributed to a newly-formed subsidiary, Mothers Work Canada, Inc., (ii) Confecciones Acona S.A. became a wholly-owned subsidiary of Mothers Work, Inc., and (iii) eSpecialty Brands, LLC, Dan Howard Industries, Inc. and Mother's Stores, Inc. were merged into Mothers Work, Inc. All significant intercompany transactions and accounts have been eliminated in consolidation.

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

  Cash and Cash Equivalents

        Cash and cash equivalents include cash on hand, cash in the bank and short-term investments. Cash overdrafts of $2,296,000 and $4,073,000 were included in accounts payable at September 30, 2003 and 2002, respectively. The Company considers investments with an original maturity of three months or less when purchased to be cash equivalents.

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

  Advertising Costs

        The Company expenses the costs of advertising when the advertising occurs, except for the costs associated with catalogs and brochures. The production costs for catalogs and brochures are deferred and amortized over a three to six month period corresponding to the expected period in which these items will be mailed. Advertising and catalog expenses were $8,651,000, $7,580,000 and $7,212,000 in fiscal 2003, 2002 and 2001, respectively.

  Property, Plant and Equipment

        Property, plant and equipment are stated at cost. Depreciation and amortization are computed for financial reporting purposes on a straight-line basis, using service lives ranging principally from five to ten years for furniture and equipment and forty years for the building. Leasehold improvements are amortized over the useful life or the lease term, estimated to be ten years. The cost of assets sold or retired and the related accumulated depreciation or amortization are removed from the accounts with any resulting gain or loss included in net income. Maintenance and repairs are expensed as incurred except for the capitalization of major renewals and betterments that extend the life of the asset. Long-lived assets are reviewed for impairment whenever adverse events or changes in circumstances or business climate indicate that the carrying value may not be recoverable. Factors used in the valuation include, but are not limited to, management's plans for future operations, brand initiatives, recent operating results and projected cash flows. If the associated undiscounted cash flows are insufficient to support the recorded asset, an impairment is recognized to reduce the carrying value of the asset. The amount of the impairment loss is determined by comparing the discounted expected future cash flows with the carrying value. During fiscal 2003, 2002 and 2001, the Company recorded write-downs of long-lived assets totaling $545,000, $250,000 and $64,000, respectively, on a pre-tax basis.

  Goodwill, Intangible and Other Assets

        Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations. Prior to fiscal 2002, goodwill was amortized using the straight-line method over a period of 20 years. Effective October 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") 142, "Goodwill and Other Intangible Assets," and no longer amortizes goodwill. As of October 1, 2001, management determined that the Company had one reporting unit for purposes of applying SFAS 142 based on its reporting structure. The Company made its initial assessment of impairment for the transition period as of October 1, 2001 and again as of September 30, 2002 and

September 30, 2003. The fair value of the Company's single reporting unit at each of these dates was determined based on the then fair market value of the Company's outstanding common stock on a control basis.

        Based on this assessment, no impairment loss was recognized at either October 1, 2001, September 30, 2002 or September 30, 2003. The Company plans to perform an annual assessment for goodwill impairment at the end of each fiscal year or as impairment indicators arise.

        The following table reflects the pro forma adjustment to exclude goodwill amortization expense recognized in the prior periods as presented (in thousands, except per share amounts):

	For the Year Ended September 30,
	2003	2002	2001
Reported net income available to common stockholders	$13,950	$6,846	$1,971
Add back goodwill amortization	—	—	2,207

Pro forma net income available to common stockholders, excluding goodwill amortization	$13,950	$6,846	$4,178

Net income per share—Basic:
As reported	$2.66	$1.75	$0.57
Goodwill amortization	—	—	0.64

Pro forma	$2.66	$1.75	$1.21

Net income per share—Diluted:
As reported	$2.47	$1.61	$0.55
Goodwill amortization	—	—	0.61

Pro forma	$2.47	$1.61	$1.16

        A summary of changes in the carrying amount of goodwill for fiscal 2002 and 2003 is as follows (in thousands):

Goodwill, net, at September 30, 2001	$29,886
Add: goodwill recorded in connection with the acquisition of iMaternity (see Note 5)	23,093
Less: adjustment to goodwill recorded prior to fiscal 2002	(302)

Goodwill, net, at September 30, 2002	52,677
Less: reduction of iMaternity acquisition reserves and acquired payables (see Note 5)	(2,288)

Goodwill, net, at September 30, 2003	$50,389

        In connection with the A Pea in the Pod acquisition on April 5, 1995 and the acquisition of Motherhood Maternity Shops, Inc. on August 1, 1995, which were accounted for under the purchase method of accounting, the Company recorded accrued expenses related to existing pre-acquisition contingencies. As of September 30, 2001, approximately $302,000 remained in accrued expenses and other current liabilities in the accompanying Consolidated Balance Sheets. During fiscal 2002, as a result of the final resolution of the related pre-acquisition contingencies, the remaining accrual of $302,000 was written off against the related goodwill.

        During fiscal 2003, the iMaternity purchase accounting reserves were reduced by $1,784,000, less a related tax effect of $625,000, and acquired payables were reduced by $1,129,000, resulting in a reduction to goodwill of $2,288,000 (see Note 5).

        Intangible assets with definite useful lives, which primarily consist of lease acquisition costs, are amortized over the lease term (estimated to be ten years). Management reviews the carrying amount of these intangible assets as impairment indicators arise, to assess the continued recoverability based on future undiscounted cash flows and operating results from the related asset, future asset utilization and changes in market conditions. At September 30, 2003, management does not believe that there has been any impairment to the carrying value of these intangible assets. The Company has not identified any unamortizable intangible assets. Aggregate amortization expense of intangible assets in fiscal 2003, 2002 and 2001 was $267,000, $279,000 and $284,000, respectively. Estimated amortization expense for the next five fiscal years is as follows (in thousands):

Fiscal Year
2004	$226
2005	198
2006	172
2007	132
2008	111

  Deferred Financing Costs

        Deferred financing costs (see Note 8) are amortized to interest expense over the term of the related debt using the effective interest method. For fiscal 2003, the Company recorded amortization expense of $387,000. For fiscal 2002, amortization expense was $1,670,000, of which $1,173,000 ($763,000 on an after-tax basis) represented accelerated amortization in connection with the repayment of senior notes. For fiscal 2001, amortization of deferred financing costs was $499,000. Estimated amortization expense for the next five fiscal years is as follows (in thousands):

Fiscal Year
2004	$415
2005	464
2006	519
2007	580
2008	649

  Deferred Rent

        Rent expense on operating leases is recorded on a straight-line basis over the term of the lease. The net excess of rent expense over the actual cash paid has been recorded as deferred rent in the accompanying Consolidated Balance Sheets.

        Shares repurchased are retired and treated as authorized but unissued shares, with the cost in excess of par value of the reacquired shares charged to additional paid-in capital and the par value charged to common stock.

  Fair Value of Financial Instruments

        Cash and cash equivalents, trade receivables, accounts payable and accrued expenses are reflected at fair value in the accompanying Consolidated Financial Statements due to the short-term nature of those instruments. Based upon a valuation of the New Senior Notes by a third party, the fair value of the long-term debt at September 30, 2003 would be approximately $142,500,000, which is greater than its carrying value.

  Revenue Recognition

        Revenue is recognized at the point of sale for retail store sales, including leased department sales, or when merchandise is shipped to customers for Internet and mail order sales. Allowances for returns are recorded as a reduction of revenue, based on the Company's historical experience.

  Other Revenues

        Included in net sales are revenues earned by the Company through a variety of marketing partnership programs utilizing the Company's extensive opt-in customer database and various in-store marketing initiatives, focused on baby and parent-related product and services.

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

  Income Taxes

        The Company utilizes the asset and liability method of accounting for income taxes as prescribed by SFAS 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities as well as from net operating loss carryforwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

  Accounting for Stock-Based Compensation

        The Company accounts for stock-based compensation under the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has adopted the disclosure requirements of SFAS 123, "Accounting for Stock-Based Compensation," but has elected to continue to measure compensation expense in accordance with APB Opinion No. 25. Accordingly, no compensation expense for stock options has been recognized for stock option awards granted at fair market value. Had the compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans in accordance with the provisions of SFAS 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below. The effect of applying SFAS 123 in this pro forma disclosure is not indicative of future amounts. SFAS 123 does not apply to options awarded prior to the fiscal year ended September 30, 1996. Additional option awards are anticipated in future years (see Note 11).

	2003	2002	2001
	(in thousands, except per share amounts)
Net income available to common stockholders:
As reported	$13,950	$6,846	$1,971
Total stock-based employee compensation expense determined under fair value-based method for all awards, net of tax	(2,048)	(950)	(1,450)

Pro forma	$11,902	$5,896	$521

Net income per share—Basic:
As reported	$2.66	$1.75	$0.57
Pro forma	2.27	1.51	0.15
Net income per share—Diluted:
As reported	$2.47	$1.61	$0.55
Pro forma	2.16	1.38	0.14

  Earnings per Share

        Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of outstanding common shares. Diluted earnings per share is computed based upon the weighted average number of outstanding common shares, after giving effect to the potential dilutive effect from the assumed exercise of the common stock equivalents of stock options and warrants, as well as the assumed conversion of dilutive securities of the Company, including any convertible preferred stock and debt (see Notes 8 and 9).

        The following summarizes those effects for the diluted earnings per share calculation (in thousands):

	2003	2002	2001
Average number of shares outstanding—Basic	5,236	3,914	3,456
Incremental shares from the assumed exercise of outstanding stock options and warrants	410	347	149

Average number of shares outstanding—Diluted	5,646	4,261	3,605

        Options to purchase 202,850, 10,000 and 499,955 shares of the Company's common stock were outstanding as of September 30, 2003, 2002 and 2001, respectively, but were not included in the computation of diluted earnings per share for fiscal 2003, 2002 and 2001, respectively, as their effect would have been antidilutive.

        The assumed conversion of the Series A Cumulative Convertible Preferred Stock (the "Series A Preferred Stock"), which was convertible into approximately 384,090 shares of common stock at September 30, 2001, was determined to be antidilutive and was excluded from the diluted earnings per share computation. The assumed conversion of the Company's subordinated notes (see Note 8), which were issued in fiscal 2001 and were convertible into approximately 33,100 shares of common stock at September 30, 2001, were also determined to be antidilutive. At September 30, 2002 and 2003, there were no outstanding shares of Series A Preferred Stock or subordinated notes (see Notes 8 and 9).

        In October 2001, the Company issued warrants to purchase 350,000 shares of common stock to the sellers in the iMaternity acquisition. During fiscal 2002, the Company paid $562,500 to repurchase warrants issued to certain of the sellers to acquire 125,000 shares of common stock. In the first quarter of fiscal 2003, certain holders turned in warrants to purchase 100,000 shares of the Company's common stock and were issued 44,113 shares of the Company's common stock pursuant to a cashless exercise net issuance election (see Note 11).

  Statements of Cash Flows

        In fiscal 2003, 2002 and 2001, the Company paid interest of $14,503,000, $13,289,000 and $14,288,000, respectively, and made income tax payments of $5,447,000, $2,602,000 and $394,000, respectively.

  Internal Use Software

        The Company records the costs of computer software, inclusive of website development costs, in accordance with Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Development or Obtained for Internal Use" issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants. This statement requires that certain internal-use computer software costs be capitalized and amortized over the useful life of the asset. In fiscal 2003, 2002 and 2001, the Company capitalized approximately $84,000, $104,000 and $177,000, respectively, of costs related to the development of internal-use software.

  Business and Credit Risk

        Financial instruments, primarily cash and cash equivalents and accounts receivable, potentially subject the Company to concentrations of credit risk. The Company limits its credit risk associated with cash and cash equivalents by placing such investments in highly liquid funds. Receivables associated with third-party credit cards are processed by financial institutions, which are monitored for financial stability. The Company is dependent on key suppliers to provide sufficient quantities of inventory at competitive prices. No single supplier represented 10% or more of net purchases in fiscal 2003, 2002 and 2001. A majority of the Company's purchases were imported from 27 countries during fiscal 2003. Management believes that any event causing a disruption of imports from any specific country could be mitigated by moving production to readily available alternative sources.

  Insurance

        The Company is self-insured for workers' compensation and employee-related health care benefits, up to certain stop-loss limits. Such costs are accrued based on known claims and an estimate of incurred but not reported claims. Further, the Company utilizes a cooperative arrangement with a number of other companies to assist in managing certain insurance risks. The Company's expenses associated with this relationship could be impacted by the loss history associated with the cooperative as a whole. Liabilities associated with these risks are estimated by considering historical claims experience and other actuarial assumptions.

  Store Preopening Costs

        Non-capital expenditures, such as payroll costs incurred prior to the opening of a new store, are charged to expense in the period in which they were incurred.

  Reclassifications

        Certain reclassifications have been made to the prior year financial statements to conform to the current year presentation.

  New Accounting Pronouncements

        SFAS 141 and SFAS 142.    In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS 141, "Business Combinations," and SFAS 142, "Goodwill and Other Intangible Assets." SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also specifies the criteria applicable to intangible assets acquired in a purchase method business combination for them to be recognized and reported apart from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives not be amortized, but instead be tested for impairment at least annually. SFAS 142 further requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values and be reviewed for impairment. The Company adopted SFAS 141 and 142 effective July 1, 2001 and October 1, 2001, respectively. In adopting SFAS 142, the Company no longer amortizes goodwill and the Company performs impairment reviews at the end of each fiscal year or as impairment indicators arise to assess whether any write-downs are required.

        The Company's consolidated balance sheets as of September 30, 2003 and 2002, reflect $50,389,000 and $52,677,000, respectively, of goodwill recognized as a result of the purchase accounting for various acquisitions, including iMaternity in October 2001, A Pea in the Pod in April 1995, and Motherhood in August 1995.

        For the Company's goodwill impairment reviews as of October 1, 2001 and as of September 30, 2003 and 2002, management determined that the Company has one reporting unit for purposes of applying SFAS 142 based on its reporting structure. The fair value of the single reporting unit at each of these dates was determined based on the then fair market value of the Company's outstanding common stock on a control basis. Based on these assessments, no impairment in the carrying value of this asset was considered to exist.

        SFAS 143.    In June 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations." SFAS 143 is effective for fiscal years beginning after June 15, 2002, and addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company's adoption of SFAS 143, effective October 1, 2002, did not have a material impact on the Company's financial position or results of operations.

        SFAS 144.    In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which established a single accounting model, based on the framework established in SFAS 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of," and resolved significant implementation issues related to SFAS 121 and APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 superceded SFAS 121 and portions of APB Opinion No. 30. The Company's policy is to review all stores opened for more than two years with negative earnings before income taxes. The fixed asset value of the store is then written down if the undiscounted future cash flow from the store does not equal or exceed the fixed asset carrying value. The Company adopted this statement effective October 1, 2002. For the fiscal year ended September 30, 2003, the Company recorded SFAS 144 pre-tax write-downs totaling $545,000 for fixed assets of stores deemed impaired. For the fiscal years ended September 30, 2002 and 2001, the Company recorded SFAS 121 pre-tax write-downs of $250,000 and $64,000, respectively.

        SFAS 145.    In May 2002, the FASB issued SFAS 145, "Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections." The provisions of SFAS 145 that related to the rescission of SFAS 4 were adopted by the Company effective October 1, 2002. Therefore, any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that did not meet the criteria in APB Opinion No. 30 for classification as an extraordinary item was reclassified. Accordingly, in fiscal 2003, the Company reclassified the $1,635,000 extraordinary loss on the early extinguishment of debt, net of tax, as reported for fiscal 2002, to a $2,515,000 increase in interest expense and a related $880,000 reduction in the provision for income taxes. This reclassification for fiscal 2002 had no impact on reported net income or earnings per share.

        SFAS 146.    In July 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 supersedes EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" and is effective for transactions initiated after December 31, 2002. Under SFAS 146, a company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value.

        A liability is incurred when an event obligates the entity to transfer or use assets. The Company's adoption of this statement did not have a material impact on the Company's financial position or results of operations.

        Interpretation No. 45.    On November 25, 2002 the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable to guarantees issued or modified after December 31, 2002, and did not have a material impact on the Company's financial position. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 31, 2002.

        EITF Issue No. 02-16.    In November 2002, the EITF reached a consensus on EITF Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor." EITF Issue 02-16 provides guidance as to how entities should account for cash consideration received from a vendor. EITF Issue 02-16 presumes that cash received from a vendor represents a reduction of the prices of the vendor's products or services, unless the cash received represents a payment for assets or services provided to the vendor or a reimbursement of costs incurred by the customer to sell the vendor's products. The provisions of EITF Issue 02-16 apply to all agreements entered into or modified after December 31, 2002. The provisions of EITF Issue 02-16 do not have a material impact on the Company's financial position or results of operations, since the Company designs and contract manufactures most of its apparel.

        SFAS 148.    In December 2002, the FASB issued SFAS 148, which supersedes a portion of SFAS 123 and is effective for fiscal years ending after December 15, 2002. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the disclosure requirements for interim financial statements beginning with the quarter ended December 31, 2002. The Company has not completed its evaluation of the alternative methods of transition, and thus has not yet made a determination on whether it will adopt the fair value method of accounting for stock-based employee compensation under the transition guidance of SFAS 148. As such, the Company has not yet been able to determine what impact, if any, the adoption of this statement will have on the Company's financial position or results of operations.

        SFAS 149.    In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities."

SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. Since the Company has no derivative instruments or hedging activities, the Company's adoption of SFAS 149 on July 1, 2003, as required, had no impact on the Company's consolidated financial statements.

        SFAS 150.    In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that certain financial instruments be classified as liabilities that were previously considered to be equity instruments. The adoption of this standard on July 1, 2003, as required, had no impact on the Company's consolidated financial statements.

3. INVENTORIES

        Inventories at September 30 were as follows (in thousands):

	2003	2002
Finished goods	$73,583	$64,889
Work-in-progress	2,778	3,740
Raw materials	8,144	8,201

	$84,505	$76,830

4. PROPERTY, PLANT AND EQUIPMENT, NET

        Property, plant and equipment at September 30 was comprised of the following (in thousands):

	2003	2002
Land	$1,400	$1,400
Building and improvements	11,549	10,135
Furniture and equipment	42,349	34,197
Leasehold improvements	69,944	64,941

	125,242	110,673
Less: accumulated depreciation and amortization	(67,431)	(60,213)

	$57,811	$50,460

        During fiscal 2003, the Company recorded pre-tax charges under SFAS 144 of $545,000 and, during fiscal 2002 and fiscal 2001, the Company recorded pre-tax charges under SFAS 121 of $250,000 and $64,000, respectively, related to the impairment of leasehold improvements and furniture and equipment at certain of its retail locations.

        At September 30, 2003, $1,200,000 of assets held for sale (not included above) relate to the manufacturing and warehouse facilities located in Costa Rica that were acquired in the purchase of iMaternity (see Note 5). These facilities, shut down during fiscal 2002, are being marketed for sale, are not being depreciated and are separately reflected in the consolidated balance sheet as "Assets Held for Sale."

5. ACQUISITION

        The Company acquired eSpecailty Brands, LLC (iMaternity) on October 17, 2001 (the "Acquisition Date"), for $19,748,000, including transaction costs of $875,000. The acquisition has been accounted for under the purchase method of accounting, and the results of operations of iMaternity are included in the Company's results of operations from the Acquisition Date. Prior period results have not been restated. Assets acquired and liabilities assumed have been recorded at their estimated fair values.

        Based on the allocation of purchase price, the application of the purchase method of accounting resulted in approximately $23,093,000 of excess purchase price over the estimated fair value of the net tangible assets acquired of $22,145,000 less assumed liabilities of $16,553,000 and costs to exit certain operations and locations of iMaternity of $8,937,000. In addition, in connection with the acquisition, the Company assumed certain liabilities with trade creditors of $1,700,000 that were in dispute. During fiscal 2003, a determination was made that a portion of these liabilities and certain other acquired payables would not be paid. The Company reduced the iMaternity purchase accounting reserves by $1,784,000, reflected a related reduction of deferred income tax assets of $625,000, and reduced the acquired payables by $1,129,000, resulting in a reduction to goodwill of $2,288,000.

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

        At the Acquisition Date, iMaternity operated a total of 166 Dan Howard and Mothertime maternity clothing stores, including some under the iMaternity tradename, and the online iMaternity.com website. The Company developed a plan in conjunction with the acquisition to close 92 iMaternity stores and convert the remaining acquired locations to the Company's existing store concepts of Motherhood and Mimi Maternity. The Company has now concluded that it will not close 12 of the original stores that were intended to be closed, and the estimated lease termination costs accrued for these anticipated closures of $1,519,000, less a related tax effect of $532,000, was reversed against goodwill. Further, the plan included the shutdown of iMaternity's corporate headquarters and warehouse operation in Chicago, as well as its manufacturing and warehousing facilities in Costa Rica. In connection with the plan, the Company originally recorded severance costs for involuntarily terminated employees of the acquired business of $2,587,000, lease termination fees and related legal costs of $4,200,000, and accrued for other costs to be incurred to complete the exit activities of the acquired business totaling $2,150,000. Approximately 850 employees of the acquired business were expected to be terminated as part of the plan, consisting of 528 corporate and 322 store employees.

        As of September 30, 2003, the Company has closed 96 acquired iMaternity stores, of which 78 were included as part of the 92 planned store closures. During fiscal 2002, the Company closed the corporate headquarters and warehouse operation in Chicago, an internet-related development center in San Diego, California and other domestic warehousing facilities. The iMaternity manufacturing and warehousing operations in Costa Rica have been shut down and are expected to be sold during fiscal 2004. The carrying values of the Costa Rican facilities were reduced by $200,000 during fiscal 2002 to their estimated realizable values as of the Acquisition Date, which were determined based on a market survey received from an independent third party less estimated selling costs.

        During fiscal 2003, the Company closed eight acquired iMaternity stores, of which three stores were part of the 92 planned store closures. In accordance with its plan, the Company is continuing to negotiate with the landlords to close an additional two of the acquired iMaternity stores. The timing of these store closures is dependent upon the Company's ability to negotiate and complete the lease termination settlements. During fiscal 2002, the Company closed 88 acquired iMaternity stores, of which 13 stores were not included in the Company's store closure plan at the Acquisition Date.

        As of September 30, 2003, the Company has reduced its accrual for exit costs by $168,000. The remaining reserve balance of $325,000 is principally for expected costs related to the Costa Rican properties.

        In connection with the store closures and the shutdown of the various facilities as described above, the Company terminated 820 employees (524 corporate and 296 store employees), to whom $1,687,000 in accrued severance was paid out and charged against the liability as of September 30, 2002. Included in the severance payouts are quarterly installments made on the non-compete covenant and severance arrangement with a former executive of iMaternity. As of September 30, 2003, the remaining severance accrual of $697,000 was reduced by $97,000, less a related tax effect of $34,000, against goodwill. The balance of the severance reserve reflects a non-compete and severance arrangement that is payable ratably on a monthly basis through September 30, 2006.

        A summary of the charges incurred and reserves recorded in connection with the iMaternity acquisition exit/restructuring activities during fiscal 2003 and 2002 is as follows (in thousands):

	Reserves Recorded in Purchase Accounting	Balance as of September 30, 2002	Payments During Fiscal 2003	Reserves Reversed Against Goodwill	Balance as of September 30, 2003
Lease termination fees	$4,200	$2,730	$(543)	$(1,519)	$668
Severance	2,587	900	(203)	(97)	600
Exit and other costs	2,150	700	(207)	(168)	325

	$8,937	$4,330	$(953)	$(1,784)	$1,593

        The following table displays the net non-cash assets that were acquired in conjunction with the iMaternity acquisition as adjusted for the above-mentioned changes to the acquired liabilities (in thousands):

Non-cash assets (liabilities):
Inventory	$6,168
Property, plant and equipment	3,412
Deferred income taxes	10,825
Other current assets	541
Goodwill	20,805
Current liabilities, including transaction costs	(14,560)
Debt	(8,892)

Net non-cash assets acquired	18,299
Less: Preferred stock issued	(17,999)
Less: Warrants issued	(874)

Cash acquired from the acquisition of iMaternity	$(574)

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

	For the Fiscal Year Ended September 30,
	2002	2001
	(in thousands, except per share amounts)
Revenue	$455,356	$436,653
Operating income	32,901	15,509
Net income (loss)	10,140	(635)
Net income (loss) available to common stockholders	6,111	(4,199)
Net income (loss) per share—Basic	1.56	(1.21)
Net income (loss) per share—Diluted	1.43	(1.21)

6. ACCRUED EXPENSES

        At September 30, accrued expenses and other current liabilities were comprised of the following (in thousands):

	2003	2002
Salaries, wages and employee benefits	$8,089	$7,686
Income taxes payable	1,991	899
Interest	2,356	2,150
Sales taxes	2,306	1,998
Insurance	2,135	1,862
Rent	802	1,603
Audit and legal	2,368	1,129
Reserves recorded in iMaternity acquisition	1,593	4,330
Remaining payout for redeemed Series A Preferred Stock	2,415	3,725
Accrued store construction costs	1,991	3,434
Gift certificates and store credits	1,988	1,504
Other	3,312	1,725

	$31,346	$32,045

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

        At September 30, 2003, there were no direct borrowings under the credit facility. Borrowings under the credit facility would have borne interest at the rate of between approximately 3.1% and 4.0% per annum as of September 30, 2003. Amounts available for direct borrowings, net of letters of credit outstanding, are limited to the lesser of (a) the unused portion of the credit facility or (b) the Aggregate Adjusted Availability ("AAA") as defined in the agreement based on a percentage of eligible inventory, receivables and cash. The credit facility is secured by a security interest in the Company's accounts receivable, inventory, equipment, fixtures, cash and other assets. There are no financial covenant requirements in the agreement unless the AAA falls below $10.0 million. In such event, the Company would have to achieve minimum cash flow, as defined in the agreement, of not less than zero. During fiscal 2003, 2002 and 2001, the Company always exceeded the minimum required AAA.

8. LONG-TERM DEBT

        As of September 30, 2003, outstanding borrowings under the credit facility consisted of no direct borrowings and approximately $3,900,000 in letters of credit, with AAA and available borrowings of approximately $52,100,000, compared to no direct borrowings and approximately $3,100,000 in letters of credit, with AAA and available borrowings of approximately $52,300,000 as of September 30, 2002. In fiscal 2002 and 2001, the weighted average interest rates on the credit facility were 4.6% and 7.5%, respectively. The Company had no direct borrowings under the credit facility during fiscal 2003.

        In addition, pursuant to the special purpose letter of credit facility, as of September 30, 2003 and 2002, the Company had an outstanding standby letter of credit of approximately $3,300,000 and approximately $3,400,000, respectively, to collateralize an outstanding industrial revenue bond. As of September 30, 2003 and 2002, the Company had a $1,000,000 letter of credit to collateralize a government mortgage note.

        The following table summarizes the Company's long-term debt at September 30 (in thousands):

	2003	2002
11 1/4% Senior Notes due 2010 (net of unamortized discount)	$123,552	$123,418
Industrial Revenue Bond, interest is variable (2.1% at September 30, 2003), principal due annually through 2020 (collateralized in full by a standby letter of credit)	3,200	3,320
Government Mortgage Notes:
Interest at 3.0%, principal due monthly until 2011 (collateralized by a $1.0 million letter of credit and a second mortgage on certain property and equipment at the Company's headquarters)	1,134	1,264
Interest at 2.0%, principal due monthly until 2011 (collateralized by certain equipment at the Company's headquarters)	161	180
Capital lease obligations	—	100

	128,047	128,282
Less: current maturities	(279)	(369)

	$127,768	$127,913

        Long-term debt maturities as of September 30, 2003 are as follows (in thousands):

Fiscal Year
2004	$279
2005	288
2006	298
2007	313
2008	322
2009 and thereafter	127,995
Less: unamortized discount	(1,448)

$128,047

        In August 2002, the Company repurchased the outstanding $92,000,000 of 12 5/8% senior notes (the "Old Senior Notes") with a portion of the proceeds from the issuance of $125,000,000 of 11 1/4% senior notes due 2010 (the "New Senior Notes") and 1,165,000 shares of common stock (see Note 9). The Company received net proceeds from the debt offering of approximately $118,900,000, net of issuance discount of approximately $1,600,000 and after deducting fees and expenses of the offering. The Company used approximately $92,700,000 of the net proceeds from the debt offering for the repurchase of the Old Senior Notes, including accrued and unpaid interest and related fees and expenses. In addition, the Company used approximately $2,600,000 of the net proceeds from the debt offering for the repayment of subordinated notes that had been issued in lieu of cash dividends on shares of Series A Preferred Stock previously converted into common stock.

        In connection with the issuance of the New Senior Notes in fiscal 2002, the Company incurred deferred financing costs of $4,497,000. These deferred financing costs, along with the debt discount, are being amortized and included in interest expense over the term of the New Senior Notes, using the effective interest method. In connection with the repurchase of the Old Senior Notes in fiscal 2002, the Company wrote off the remaining deferred financing costs of $1,173,000 related to the Old Senior Notes.

        The New Senior Notes are due August 1, 2010 and were issued at 98.719% of their face amount, resulting in an annual effective interest rate of 11.50%. Interest on the New Senior Notes is payable semi-annually in cash on February 1 and August 1, commencing on February 1, 2003. The New Senior Notes were issued by Mothers Work, are senior unsecured obligations of Mothers Work, and are unconditionally guaranteed on a senior basis by all of the Company's domestic subsidiaries (see Note 14). The New Senior Notes are redeemable at the Company's option, in whole or in part at any time on or after August 1, 2006 at 105.625% of their face amount, plus accrued and unpaid interest, declining ratably to 100% of their face amount, plus accrued and unpaid interest, on or after August 1, 2009. Additionally, prior to August 1, 2005, the Company may redeem, at its option, up to 35% of the aggregate principal amount of the New Senior Notes with the proceeds from equity offerings at 111.25% of their principal amount, plus accrued and unpaid interest, in accordance with the terms of the indenture of the New Senior Notes. The New Senior Notes impose certain restrictions on the Company's ability to, among other things, incur additional indebtedness, pay dividends, repurchase stock, and enter into other various types of transactions.

        During fiscal 2001, certain of the holders of the Series A Preferred Stock elected to convert 2,591 shares with a stated value of $727,000 into shares of common stock at an initial conversion rate equal to ten shares of common stock for each share of Series A Preferred Stock. The Company was restricted under the terms of the Old Senior Notes from paying cash dividends to the holders of the Series A Preferred Stock upon conversion. Accordingly, the Company issued $331,000 of subordinated notes in fiscal 2001, with unpaid interest compounding annually at the prime rate until paid. During fiscal 2002, a total of 11,496 shares of the Series A Preferred Stock with a stated value of approximately $3,200,000 were converted into 114,955 shares of common stock. The Company was restricted under the terms of the Old Senior Notes from paying cash dividends to the holders of the Series A Preferred Stock upon conversion. As a result, the Company issued subordinated notes totaling $2,214,000 in fiscal 2002, with unpaid interest compounding annually at the prime rate until paid. The subordinated notes were convertible after August 1, 2003 into common stock in accordance with the terms of those notes. The subordinated notes, totaling approximately $2,600,000 including accrued and unpaid interest, were repaid in full in August 2002 using a portion of the net proceeds from the debt offering.

9. COMMON AND PREFERRED STOCK

        In connection with the Motherhood acquisition on August 1, 1995, the Company issued 41,000 shares of Series A Preferred Stock with a stated value of $11,500,000. The holders of the Series A Preferred Stock were entitled to receive cash dividends, which were cumulative to the extent not paid, and compounded annually at 8.5% of the stated value. In addition, the Series A Preferred Stock was convertible into shares of common stock at specified conversion rates depending on the date of conversion. Pursuant to the optional redemption provisions of the Series A Preferred Stock, the Company redeemed all of the outstanding Series A Preferred Stock in August 2002 using a portion of the proceeds from the debt and equity offerings.

        In connection with the Rights Agreement dated March 17, 1997 (see Note 10), the Company authorized 10,000 shares of Series B Junior Participating Preferred Stock (the "Series B Preferred Stock"). In fiscal 2003, the Board of Directors of the Company authorized an additional 290,000 of Series B Preferred Stock. The Series B Preferred Stock can be purchased in units equal to one one-thousandth of a share (the "Series B Units") under the terms of the Rights Agreement. The holders of the Series B Units are entitled to receive dividends when and if declared on common stock. Series B Units are junior to the common stock for both dividends and liquidations. Each Series B Unit votes as one share of common stock.

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

        The Company has authorization to issue up to 2,000,000 shares of preferred stock, par value $0.01. There was no preferred stock issued or outstanding at September 30, 2003.

        In August 2002, the Company completed a public equity offering whereby the Company issued 1,165,000 shares of common stock, including the full exercise of the over-allotment option by the underwriters. In addition, as part of this offering, certain selling stockholders sold 100,000 shares of the Company's common stock. The Company received net proceeds from the equity offering of approximately $28,400,000 after deducting fees and expenses of the offering.

        The Company used the net proceeds of the equity offering, along with the net proceeds of the $125,000,000 offering of New Senior Notes, to repay certain indebtedness, to redeem the Series A Preferred Stock, to repurchase the Series C Preferred Stock, to repay the outstanding borrowings under its credit facility, and for general corporate purposes. The Company received net proceeds from the debt and equity offerings of approximately $147,900,000, after deducting fees and expenses of the offerings and including approximately $600,000 of cash proceeds from the exercise of stock options by certain selling stockholders in conjunction with the equity offering.

        The Company used approximately $92,700,000 of the net proceeds of the offerings for the repurchase of the Old Senior Notes, and used approximately $2,600,000 for the repayment of subordinated notes that had been issued in lieu of cash dividends on shares of Series A Preferred Stock previously converted into common stock. The Company used approximately $13,400,000 to redeem all of the outstanding Series A Preferred Stock, including accrued and unpaid dividends, of which approximately $11,000,000 has been paid as of September 30, 2003, and approximately $2,400,000 will be paid out upon submission of proper documentation from the remaining holders of the Series A Preferred Stock.

        Additionally, the Company used approximately $20,900,000 of the net proceeds from the offerings for the repurchase of the Series C Preferred Stock issued to the sellers of iMaternity in October 2001, including accrued and unpaid dividends. The remaining $18,300,000 of net proceeds from the offerings were used to repay all of the outstanding borrowings under the Company's credit facility, with the balance invested in short-term investments and available for general corporate purposes.

        In March 2003, the Company's Board of Directors approved a share repurchase program, under which it may repurchase up to $10,000,000 of the Company's outstanding common stock from time to time until March 2005 (see Note 17).

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

11. STOCK OPTION PLANS AND WARRANTS

        The Company has two stock option plans: the Director Stock Option Plan and the Amended and Restated 1987 Stock Option Plan. Under the Director Stock Option Plan, as of October 1, 2002, each outside director is granted 3,000 fully vested options on an annual basis, at an exercise price equal to the fair market value of the stock on the grant date. Under the 1987 Stock Option Plan, as amended and restated, officers and certain employees may be granted options to purchase the Company's common stock at exercise prices equal to the fair market value of the stock at the date of grant or at other prices as determined by the Compensation Committee of the Board of Directors. No options have been granted by the Company at less than the fair market value of the Company's common stock on the date of grant for any of the periods presented. In February 2003, the stockholders of the Company approved an amendment to increase the number of shares of common stock available for issuance upon the exercise of options granted under these Plans by 500,000, up to a total of 2,175,000 options which may be issued (including up to a total of 200,000 options which may be issued under the Director Stock Option Plan) under the Plans. The majority of the options issued under the Plans vest ratably over a five-year period, although some options vest immediately, and options issued under the Plans generally expire ten years from the date of grant.

        Stock option activity for all plans was as follows:

	Outstanding Options	Weighted Average Exercise Price
	(in thousands)
Balance—September 30, 2000	902	$10.98
Granted	285	9.41
Exercised	(2)	8.15
Canceled	(169)	9.51

Balance—September 30, 2001	1,016	10.58
Granted	316	12.09
Exercised	(280)	10.92
Canceled	(97)	11.04

Balance—September 30, 2002	955	10.85
Granted	260	34.71
Exercised	(74)	10.02
Canceled	(48)	15.95

Balance—September 30, 2003	1,093	$16.36

        Options for 703,700, 531,831, and 713,075 shares were exercisable as of September 30, 2003, 2002 and 2001, respectively, and had a weighted-average exercise price of $15.49, $10.32 and $10.96, for those respective periods.

        The weighted average fair value of the stock options granted during 2003, 2002 and 2001 was $19.68, $7.14 and $6.75, respectively. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2003	2002	2001
Dividend yield	none	none	none
Expected price volatility	61.3%	66.1%	81.2%
Risk-free interest rates	2.86%	3.00%	3.79%
Expected lives	8.3 years	4.9 years	6.0 years

        The following table summarizes information about stock options outstanding at September 30, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding (in thousands)	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable (in thousands)	Weighted Average Exercise Price
$7.40 to $7.88	138	8.0	$7.67	41	$7.70
7.89 to 8.98	50	6.5	8.46	24	8.37
8.99 to 9.98	293	5.9	9.27	264	9.28
9.99 to 10.98	130	7.4	10.24	54	10.23
10.99 to 12.98	107	2.2	11.29	102	11.29
12.99 to 17.98	76	2.6	13.54	70	13.56
17.99 to 22.98	12	6.5	20.93	4	18.25
22.99 to 31.98	84	9.3	28.63	21	30.87
31.99 to 38.57	203	9.0	36.83	124	36.96

$7.40 to $38.57	1,093	6.6	$16.36	704	$15.49

        In conjunction with debt issued in the acquisition of A Pea in the Pod in 1995, the Company issued 140,123 warrants for the purchase of the Company's common stock at $.01 per share. These warrants were exercised on March 12, 2002.

        In connection with the acquisition of iMaternity on October 17, 2001 (see Note 5), the Company issued to the sellers warrants to purchase 350,000 shares of the Company's common stock at an exercise price of $22.50 per share (the "Warrants"). The Warrants were immediately vested upon grant and are exercisable for seven years from the date of grant. During the year ended September 30, 2002, the Company repurchased Warrants to purchase 125,000 shares of the Company's common stock for a purchase price of $4.50 per underlying share, or a total of $562,500. In the first quarter of fiscal 2003, certain holders of the Warrants turned in Warrants to purchase 100,000 shares of the Company's common stock and were issued 44,113 shares of the Company's common stock pursuant to a cashless exercise net issuance election. As of September 30, 2003, Warrants to purchase 125,000 shares remain outstanding.

12. INCOME TAXES

        For the years ended September 30, income tax provisions were comprised of the following (in thousands):

	2003	2002	2001
Current provision	$6,204	$937	$2,920
Deferred provision	2,529	5,541	536

	$8,733	$6,478	$3,456

        The reconciliations of the statutory federal rate to the Company's effective income tax rates for the years ended September 30, were as follows:

	2003	2002	2001
Statutory tax rate	35.0%	35.0%	34.0%
State taxes, net of federal benefit	3.2	2.2	3.4
Amortization of goodwill	—	—	10.8
Other	0.3	0.3	1.8

	38.5%	37.5%	50.0%

        The deferred tax effects of temporary differences giving rise to the Company's net deferred tax assets at September 30, were as follows (in thousands):

	2003	2002
Deferred tax assets:
Net operating losses carryforwards	$2,242	$2,602
Depreciation	9,562	10,293
Deferred rent	2,095	1,870
Inventory reserves	550	622
Employee benefit accruals	1,722	1,613
Reserves recorded in iMaternity acquisition	558	1,516
Tax benefit on stock option exercises	256	1,674
Other accruals	1,042	466
Other	327	274

	18,354	20,930
Deferred tax liability:
Prepaid expenses	(113)	(211)

	$18,241	$20,719

        As of September 30, 2003, the Company has net operating loss carryforwards for federal tax purposes of $6,406,000, which were acquired in the acquisition of iMaternity and begin to expire in 2021. While the acquired net operating loss carryforwards are subject to certain annual limitations due to the change in ownership, the Company does not expect the limitations to reduce its ability to ultimately use such carryforwards. The entire tax benefit of the net operating loss carryforwards has been recorded as a deferred income tax asset, as it is more likely than not that it will be realized during the carryforward period. The tax benefit of the acquired net operating loss carryforwards was recorded under the purchase method of accounting.

        The above deferred tax assets reflect only the federal tax benefit associated with the temporary differences given the historical uncertainty related to realizing state tax benefits. Had the state tax benefits been reflected, the deferred tax assets would be approximately $1,400,000 higher.

        No valuation allowance has been provided for the net federal deferred tax assets. Based on the Company's historical levels of taxable income, management believes it is more likely than not that the Company will realize the federal net deferred tax assets at September 30, 2003. There can be no assurance that the Company will generate taxable earnings or any specific level of earnings in the future.

13. COMMITMENTS AND CONTINGENCIES

        The Company leases its retail facilities and certain equipment under various non-cancelable operating leases. Certain of these leases have renewal options. Total rent expense under operating leases amounted to $67,281,000, $61,341,000 and $48,528,000 in fiscal 2003, 2002 and 2001, respectively. Such amounts include contingent rentals based upon a percentage of sales totaling $740,000, $688,000 and $1,116,000 in fiscal 2003, 2002 and 2001, respectively.

        Store operating leases and warehouse leases generally provide for payment of direct operating costs in addition to rent. Future annual minimum operating lease payments, excluding such direct operating costs, as well as leases for equipment rental as of September 30, 2003 are as follows (in thousands):

Fiscal Year
2004	$49,700
2005	43,347
2006	38,931
2007	35,426
2008	30,874
2009 and thereafter	88,239

$286,517

        On July 17, 2002, a purported class action was filed against the Company in the Superior Court of California for Los Angeles County. The complaint alleged that, under California law, certain former and current employees should have received overtime compensation, meal breaks and rest breaks. In March 2003, the Company, without admitting liability, entered into a settlement agreement in connection with this action and recorded a charge of $379,000.

        The Company was also a party to an action alleging similar claims under Washington law in Spokane County Superior Court. The plaintiffs in the Washington case sought unspecified actual damages, penalties and attorneys' fees. On or about April 23, 2003, one purported subclass of the plaintiffs accepted a settlement arrangement in the amount of $50,000, plus attorney's fees and costs incurred through such date. After a trial with the remaining purported subclass, in May 2003, the jury found for the Company on all but one claim, for which it awarded the remaining plaintiffs damages in the amount of $106,000. The parties are currently contesting costs and expenses being sought by the plaintiffs in the amount of approximately $390,000. Accordingly, during fiscal 2003, the Company recorded a charge and set up a related accrual of approximately $546,000 for the estimated legal fees and settlement costs of this case, which have been included in accrued expenses in the accompanying Consolidated Balance Sheet.

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

14. GUARANTOR SUBSIDIARY

        Pursuant to the terms of the indenture relating to the New Senior Notes, Cave Springs, Inc. and the wholly-owned domestic subsidiaries of iMaternity had jointly and severally provided an unconditional guarantee of the obligations of Mothers Work with respect to the New Senior Notes. Effective as of September 30, 2003, the domestic subsidiaries of iMaternity were restructured and merged into Mothers Work. Accordingly, Cave Springs is currently the sole Guarantor Subsidiary, as defined, with respect to the New Senior Notes. There are no restrictions on any of the assets of the Guarantor Subsidiary which would limit its ability to transfer funds to Mothers Work in the form of loans, advances or cash dividends, except as provided by applicable law. None of the Company's foreign subsidiaries (including the Company's Canadian assets which are held by Mothers Work Canada, Inc., a domestic subsidiary) have guaranteed the New Senior Notes. The condensed consolidating financial information for the Company, the Guarantor Subsidiary, and the Company's non-guarantor subsidiaries as of and for the fiscal year ended September 30, 2003 as presented below has been prepared from the books and records maintained by the Guarantor Subsidiary and the Company. The condensed financial information may not be necessarily be indicative of the results of operations or financial position had the Guarantor Subsidiary operated as an independent entity. Certain intercompany revenues and expenses included in the subsidiary records are eliminated in consolidation. As a result of this activity, an amount due to/due from parent will exist at any time.

Mothers Work, Inc.
Condensed Consolidating Balance Sheet
September 30, 2003
(in thousands)

	Mothers Work (Parent Company)	Guarantor Subsidiary	Non-Guarantor Subsidiaries (Foreign Operations)	Consolidating Eliminations	Mothers Work Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$20,235	$33	$463	$—	$20,731
Trade receivables	2,377	—	8	—	2,385
Inventories	83,221	—	1,284	—	84,505
Deferred income taxes	4,655	—	—	—	4,655
Prepaid expenses and other current assets	5,166	—	—	—	5,166

Total Current Assets	115,654	33	1,755	—	117,442
Property, Plant and Equipment, net	56,762	—	1,049	—	57,811
Assets Held for Sale	—	—	1,200	—	1,200
Other Assets	70,150	—	—	—	70,150
Investments in and Advances to (from) Affiliates	(10,378)	198,980	(3,455)	(185,147)	—

Total Assets	$232,188	$199,013	$549	$(185,147)	$246,603

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Line of credit borrowings	$—	$—	$—	$—	$—
Current portion of long-term debt	279	—	—	—	279
Accounts payable	19,563	22	—	—	19,585
Accrued expenses and other current liabilities	16,992	14,103	251	—	31,346

Total Current Liabilities	36,834	14,125	251	—	51,210
Long-Term Debt	127,768	—	—	—	127,768
Deferred Rent	6,195	—	39	—	6,234

Total Liabilities	170,797	14,125	290	—	185,212

Total Stockholders' Equity	61,391	184,888	259	(185,147)	61,391

Total Liabilities and Stockholders' Equity	$232,188	$199,013	$549	$(185,147)	$246,603

Mothers Work, Inc.
Condensed Consolidating Statement of Operations
For The Year Ended September 30, 2003
(in thousands)

	Mothers Work (Parent Company)	Guarantor Subsidiary	Non-Guarantor Subsidiaries (Foreign Operations)	Consolidating Eliminations	Mothers Work Consolidated
Net sales	$487,380	$32,162	$5,067	$(32,162)	$492,447
Cost of goods sold	223,414	—	1,777	—	225,191

Gross profit	263,966	32,162	3,290	(32,162)	267,256
Selling, general and administrative expenses	259,323	174	2,769	(32,162)	230,104

Operating income	4,643	31,988	521	—	37,152
Interest income (expense)	(22,817)	8,303	45	—	(14,469)
Equity in earnings of subsidiaries	40,857	—	—	(40,857)	—

Income before income taxes	22,683	40,291	566	(40,857)	22,683
Income tax provision	8,733	14,102	218	(14,320)	8,733

Net income available to common stockholders	$13,950	$26,189	$348	$(26,537)	$13,950

Mothers Work, Inc.

Condensed Consolidating Cash Flow Statement

For The Year Ended September 30, 2003

(in thousands)

	Mothers Work (Parent Company)	Guarantor Subsidiary	Non-Guarantor Subsidiaries (Foreign Operations)	Consolidating Eliminations	Mothers Work Consolidated
Cash Flows from Operating Activities:
Net income	$13,950	$26,189	$348	$(26,537)	$13,950
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,766	35	61	—	9,862
Loss on impairment of long-lived assets	545	—	—	—	545
Loss on disposal of assets	700	—	—	—	700
Accretion of discount on notes	134	—	—	—	134
Deferred income tax provision	2,529	—	—	—	2,529
Tax benefit of stock option exercises	676	—	—	—	676
Amortization of deferred financing costs	387	—	—	—	387
Provision for deferred rent	565	—	39	—	604
Changes in assets and liabilities:
Decrease (increase) in—
Trade receivables	2,462	—	(8)	—	2,454
Inventories	(6,578)	—	(1,097)	—	(7,675)
Prepaid expenses and other assets	(2,043)	—	1,725	—	(318)
Investments in and advances to (from) affiliates	13,791	(40,328)	—	26,537	—
Increase (decrease) in—
Accounts payable, accrued expenses and other current liabilities	(8,126)	14,125	162	—	6,161

Net cash provided by operating activities	28,758	21	1,230	—	30,009

Cash Flows from Investing Activities:
Capital expenditures	(18,253)	—	(961)	—	(19,214)
Purchase of intangible assets	(175)	—	—	—	(175)

Net cash used in investing activities	(18,428)	—	(961)	—	(19,389)

Cash Flows from Financing Activities:
Increase (decrease) in line of credit borrowings	—	—	—	—	—
Decrease in cash overdrafts	(1,777)	—	—	—	(1,777)
Repayment of long-term debt	(369)	—	—	—	(369)
Repurchase of common stock	(1,467)	—	—	—	(1,467)
Payout for redeemed Series A Preferred Stock	(1,310)	—	—	—	(1,310)
Payment of issuance costs of long-term debt	(242)	—	—	—	(242)
Payment of issuance costs of common stock	(210)	—	—	—	(210)
Proceeds from exercise of stock options and warrants	727	—	—	—	727

Net cash used in financing activities	(4,648)	—	—	—	(4,648)

Net Increase in Cash and Cash Equivalents	5,682	21	269	—	5,972
Cash and Cash Equivalents, Beginning of Year	14,553	12	194	—	14,759

Cash and Cash Equivalents, End of Year	$20,235	$33	$463	$—	$20,731

15. EMPLOYMENT AGREEMENTS

        The Company has employment agreements with its Chairman of the Board/Chief Executive Officer ("CEO") and its President/Chief Operating Officer ("COO"). These agreements, as amended, provide for base compensation of $463,500 each for fiscal 2003 and $450,000 each for fiscal 2002, increasing annually thereafter in an amount to be determined by the Compensation Committee of the Board of Directors, and salary continuation and severance payments should employment of the executives be terminated under specified conditions, as defined therein. The agreements, which expire on September 30, 2006, automatically extend for successive one-year periods extending the expiration date to three years from the date of the extension, unless either the Company or the executive gives written notice to the other party that the term will not be further extended. Additionally, the CEO and COO are eligible for an annual cash bonus and stock options based on performance, as specified by the Compensation Committee.

        The Company also has an employment agreement with its Executive Vice President—Chief Financial Officer. This agreement provides for base compensation of $360,000 for fiscal 2004, which is subject to potential increase in the future by the Company. The agreement also provides for salary continuation and severance payments should employment of the executive be terminated under specified conditions, as defined therein. The agreement, which expires on September 30, 2005, automatically extends for successive one-year periods extending the expiration date to two years from the date of the extension, unless either the Company or the executive gives written notice to the other party that the term will not be further extended.

16. EMPLOYEE BENEFIT PLANS

        The Company has a 401(k) savings plan for all employees who have at least six months of service and are at least 18 years of age. Employees can contribute up to 20% of their annual salary. Employees who meet certain criteria are eligible for a matching contribution from the Company based on a sliding scale. Company matches are made in the first quarter of the succeeding calendar year. Company matches vest over a period of approximately six years from each employee's commencement of employment with the Company. Company matching contributions totaling $76,000, $65,000 and $53,000 were made in fiscal 2003, 2002 and 2001, respectively. In addition the Company may make discretionary contributions to the plan, which vest over a period of approximately six years from each employee's commencement of employment with the Company. The Company has not made any discretionary contributions.

17. STOCK BUYBACK

        During fiscal 2003, the Board of Directors approved a share repurchase program under which the Company may repurchase up to $10,000,000 of its outstanding common stock from time to time in private transactions or on the open market through March 2005. As of September 30, 2003, the Company had purchased and retired 66,554 shares in the aggregate at a total cost of $1,467,000, at an average cost of $22.04 per share. The indenture governing the New Senior Notes and the terms of the Company's credit facility contain restrictions that place limits on certain payments by the Company, including payments to repurchase shares of its common stock. The Company's repurchases of common stock have been made in compliance with all restrictions under the indenture governing the New Senior Notes and the terms of its credit facility.

18. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

        Quarterly financial results for the years ended September 30, 2003 and 2002 are as follows (in thousands, except per share amounts):

	Quarter Ended
Fiscal 2003
	9/30/03	6/30/03	3/31/03	12/31/02
Net sales	$122,400	$132,403	$111,304	$126,340
Gross profit	65,936	75,697	58,980	66,643
Net income available to common stockholders	1,638	8,369	331	3,612
Net income per share—Basic	0.31	1.60	0.06	0.69
Net income per share—Diluted	0.29	1.50	0.06	0.63
	Quarter Ended
Fiscal 2002
	9/30/02	6/30/02	3/31/02	12/31/01
Net sales	$111,310	$122,599	$104,865	$114,385
Gross profit	59,822	68,033	55,212	58,403
Net income (loss) available to common stockholders(1)	(1,776)	6,799	89	1,734
Net income (loss) per share—Basic	(0.38)	1.76	0.02	0.49
Net income (loss) per share—Diluted	(0.38)	1.45	0.02	0.46

(1)
In the fourth quarter of fiscal 2002, in connection with the Company's debt and equity refinancing, the Company recorded one-time charges of approximately $3.0 million, on an after-tax basis.

        The Company's business, like that of other retailers, is seasonal. The Company's quarterly net sales have historically been highest in its third fiscal quarter, corresponding to the Spring selling season, followed by its first fiscal quarter, corresponding to the Fall/holiday selling season. Given the typically higher gross margin experienced in the third fiscal quarter compared to other quarters, the relatively fixed nature of most of the Company's operating expenses and interest expense, and the historically higher sales level in the third quarter, the Company has typically generated a very significant percentage of its full year operating income and net income during the third quarter.

19. RELATED PARTY TRANSACTIONS

        Other than the husband and wife relationship between the CEO and COO, there are no other family relationships among any other executive officers of the Company.

        The Company paid a former Director on the Board of Directors of the Company $77,500 and $148,000 in fiscal 2002, and 2001, respectively, for merchandising consulting fees (none in fiscal 2003). The consulting arrangement was cancelled during fiscal 2002. In addition, another Director was re-elected, effective January 1, 2001, to the partnership at Pepper Hamilton LLP, which provides legal services to the Company. This Director is currently Of Counsel at Pepper Hamilton LLP. The Company incurred legal fees to this law firm of $348,000, $1,510,000 and $672,000 in fiscal 2003, 2002 and 2001, respectively. As of September 30, 2003, the Company had amounts outstanding to this law firm of $29,000, which are included in accounts payable in the accompanying Consolidated Balance Sheets.

Report of Independent Auditors on Financial Statement Schedule

The Board of Directors and Stockholders
Mothers Work, Inc.:

        Under date of November 10, 2003, we reported on the consolidated balance sheets of Mothers Work, Inc. and subsidiaries as of September 30, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended September 30, 2003. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

        In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Philadelphia, Pennsylvania
November 10, 2003

MOTHERS WORK, INC. AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at beginning of period	Additions Charged to costs and expenses	Deductions	Balance at end of period
Year Ended September 30, 2003 Product return reserve	—	$400	—	$400
Year Ended September 30, 2002 Product return reserve	—	—	—	—
Year Ended September 30, 2001 Product return reserve	—	—	—	—

QuickLinks

Equity Compensation Plans Approved By Security Holders
Reconciliation of Fiscal 2002 Earnings Per Share and Pro Forma Earnings Per Share (in thousands, except per share data) (unaudited)
INDEX OF EXHIBITS
SIGNATURES
MOTHERS WORK, INC. AND SUBSIDIARIES INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
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
Report of Independent Auditors on Financial Statement Schedule
MOTHERS WORK, INC. AND SUBSIDIARIES SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS (in thousands)