Form 10-Q
period 2003-12-31
MOTHERS WORK INC
filed 2004-02-17
CIK 896985

United States
Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2003

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value — 5,195,980 shares outstanding as of February 13, 2004

MOTHERS WORK, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

MOTHERS WORK, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31, 2003	September 30, 2003
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$26,527	$20,731
Trade receivables	2,470	2,385
Inventories	80,778	84,505
Deferred income taxes	4,693	4,655
Prepaid expenses and other current assets	5,240	5,166
Total Current Assets	119,708	117,442
Property, Plant and Equipment, net	56,989	57,811
Assets Held for Sale	1,200	1,200
Other Assets:
Goodwill	50,389	50,389
Deferred financing costs, net of accumulated amortization of $951 and $852	3,981	4,080
Other intangible assets, net of accumulated amortization of $2,498 and $2,447	1,078	1,126
Deferred income taxes	13,586	13,586
Other non-current assets	964	969
Total Other Assets	69,998	70,150
Total Assets	$247,895	$246,603
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Line of credit borrowings	$—	$—
Current portion of long-term debt	279	279
Accounts payable	16,230	19,585
Accrued expenses and other current liabilities	33,839	31,346
Total Current Liabilities	50,348	51,210
Long-Term Debt	127,766	127,768
Deferred Rent	6,621	6,234
Total Liabilities	184,735	185,212

Commitments and Contingencies (Note 9)

Stockholders’ Equity:
Preferred Stock, 2,000,000 shares authorized
Series A cumulative convertible preferred stock, $.01 par value; 41,000 shares authorized, none outstanding	—	—
Series B junior participating preferred stock, $.01 par value; 300,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value; 20,000,000 shares authorized, 5,220,914 and 5,231,114 shares issued and outstanding, respectively	52	52
Additional paid-in capital	63,274	63,559
Accumulated deficit	(166)	(2,220)
Total Stockholders’ Equity	63,160	61,391
Total Liabilities and Stockholders’ Equity	$247,895	$246,603

The accompanying notes are an integral part of these Consolidated Financial Statements.

MOTHERS WORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended December 31,
	2003	2002
Net sales	$131,695	$126,340
Cost of goods sold	61,665	59,697
Gross profit	70,030	66,643
Selling, general and administrative expenses	62,915	57,121
Operating income	7,115	9,522
Interest expense, net	(3,691)	(3,742)
Income before income taxes	3,424	5,780
Income tax provision	1,370	2,168
Net income	$2,054	$3,612

Income per share—Basic	$0.39	$0.69
Average shares outstanding—Basic	5,234	5,214
Income per share—Diluted	$0.37	$0.63
Average shares outstanding—Diluted	5,559	5,721

The accompanying notes are an integral part of these Consolidated Financial Statements.

MOTHERS WORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended December 31,
	2003	2002
Cash Flows from Operating Activities
Net income	$2,054	$3,612
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,487	2,436
Loss on impairment of long-lived assets	142	—
Loss on disposal of assets	77	—
Accretion of discount on senior notes	36	33
Deferred income tax provision (benefit)	(38)	2,168
Tax benefit of stock option exercises	38	420
Amortization of deferred financing costs	99	85
Provision for deferred rent	159	146
Changes in assets and liabilities:
Decrease (increase) in —
Trade receivables	(85)	2,032
Inventories	3,727	4,301
Prepaid expenses and other current assets	787	39
Increase (decrease) in —
Accounts payable, accrued expenses and other current liabilities	(1,688)	1,631
Net cash provided by operating activities	7,795	16,903

Cash Flows from Investing Activities
Capital expenditures	(3,635)	(5,234)
Purchase of intangible assets	(8)	(128)
Net cash used in investing activities	(3,643)	(5,362)

Cash Flows from Financing Activities
Increase in cash overdrafts	2,329	3,459
Repayment of long-term debt	(38)	(86)
Repurchase of common stock	(392)	—
Payout of redeemed Series A Preferred Stock	(324)	(1,277)
Payment of issuance costs of long-term debt	—	(242)
Payment of issuance costs of common stock	—	(210)
Proceeds from exercise of stock options and warrants	69	418
Net cash provided by financing activities	1,644	2,062
Net Increase in Cash and Cash Equivalents	5,796	13,603
Cash and Cash Equivalents, Beginning of Period	20,731	14,759
Cash and Cash Equivalents, End of Period	$26,527	$28,362

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$212	$146
Cash paid for income taxes	$2,188	$136

The accompanying notes are an integral part of these Consolidated Financial Statements.

MOTHERS WORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

(unaudited)

1.     BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the requirements for Form 10-Q and Article 10 of Regulation S-X and, accordingly, certain information and footnote disclosures have been condensed or omitted.  Reference is made to the Annual Report on Form 10-K as of and for the year ended September 30, 2003 for Mothers Work, Inc. and Subsidiaries (the “Company” or “Mothers Work”) as filed with the Securities and Exchange Commission, for additional disclosures including a summary of the Company’s accounting policies.

In the opinion of management, the consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company for the periods presented. Since the Company’s operations are seasonal, the interim operating results of the Company may not be indicative of operating results for the full year.

2.     EARNINGS PER SHARE (EPS)

The Company follows Statement of Financial Accounting Standards (“SFAS”) 128, “Earnings Per Share.”  Basic earnings per share (“Basic EPS”) is computed by dividing net income by the weighted average number of common shares outstanding.  Diluted earnings per share (“Diluted EPS”) is computed by dividing net income by the weighted average number of common shares outstanding, after giving effect to the potential dilution from the exercise of securities, such as stock options and warrants, into shares of common stock as if those securities were exercised.

The following table summarizes the Basic EPS and Diluted EPS calculation (in thousands, except per share amounts):

	Three Months Ended December 31, 2003			Three Months Ended December 31, 2002
	Net Income	Shares	EPS	Net Income	Shares	EPS
Basic EPS	$2,054	5,234	$0.39	$3,612	5,214	$0.69
Incremental shares from the assumed exercise of outstanding stock options and warrants	—	325		—	507

Diluted EPS	$2,054	5,559	$0.37	$3,612	5,721	$0.63

Options to purchase 272,250 and 193,250 shares were outstanding as of December 31, 2003 and 2002, respectively, but were not included in the computation of Diluted EPS as their effect would have been antidilutive. These options could potentially dilute EPS in the future.

In March 2003, the Board of Directors approved a share repurchase program under which the Company may repurchase up to $10,000,000 of its outstanding common stock from time to time until March 2005.  Pursuant to this program, the Company had repurchased 83,104 shares of its common stock at a cost of $1,861,000 through December 31, 2003, including repurchases during the quarter ended December 31, 2003 of 16,550 shares of its common stock at a cost of $392,000.

3.     STOCK-BASED COMPENSATION

The Company follows the intrinsic value method of accounting for stock-based employee compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations (see Note 7). The following tables illustrate the effect on net income and earnings per share if the Company had accounted for its stock option plans using the fair value method of accounting under SFAS 123, “Accounting for Stock-Based Compensation,” as amended by SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (in thousands, except per share amounts):

	Three Months Ended December 31,
	2003	2002
Net income, as reported	$2,054	$3,612
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all grants, net of tax	(482)	(2,073)
Pro forma net income	$1,572	$1,539

Basic EPS:
As reported	$0.39	$0.69
Pro forma	$0.30	$0.30

Diluted EPS:
As reported	$0.37	$0.63
Pro forma	$0.29	$0.27

Pro forma Diluted EPS is computed by dividing pro forma net income by the pro forma weighted average number of shares outstanding after giving effect to the potential dilution from the exercise of securities, such as stock options, into shares of common stock as if those securities were exercised as of the beginning of the period presented.

During the three months ended December 31, 2003 and 2002, a total of 150,200 and 194,000 stock options, respectively, were granted to certain employees and non-employee directors for the purchase of the Company’s common stock at prices not less than the fair market value of the Company’s common stock on the date of grant.

The weighted average fair value of the options granted during the three months ended December 31, 2003 and 2002 is estimated at $16.04 and $24.44 per share, respectively. The weighted average fair value is calculated based on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended December 31,
	2003	2002
Dividend yield	none	none
Expected price volatility	62.7%	61.3%
Risk-free interest rates	3.3%	2.7%
Expected lives	8.3 years	8.3 years

4.     INVENTORIES

Inventories were comprised of the following (in thousands):

	December 31, 2003	September 30, 2003
Finished goods	$69,407	$73,583
Work-in-progress	2,356	2,778
Raw materials	9,015	8,144
	$80,778	$84,505

5.     ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities were comprised of the following (in thousands):

	December 31, 2003	September 30, 2003
Salaries, wages, and employee benefits	$6,898	$8,089
Income taxes payable	1,345	1,991
Interest	5,873	2,356
Sales taxes	2,684	2,306
Insurance	2,430	2,135
Rent	937	802
Audit and legal	2,495	2,368
Reserves recorded in the iMaternity acquisition (Note 6)	1,208	1,593
Remaining payout for redemption of Series A Preferred Stock	2,091	2,415
Accrued store construction costs	653	1,991
Gift certificates and store credits	4,384	1,988
Other	2,841	3,312
	$33,839	$31,346

Interest payments on the senior notes are made semiannually on February 1st and August 1st.

6.     ACQUISITION OF IMATERNITY

The Company acquired eSpecialty Brands, LLC (“iMaternity”) on October 17, 2001 (the “Acquisition Date”) for $19,748,000, including transaction costs of $875,000.  The acquisition was accounted for under the purchase method of accounting, and the results of operations of iMaternity were included in the Company’s results of operations from the Acquisition Date.  Prior period results were not restated.  Assets acquired and liabilities assumed were recorded at their estimated fair values.

Based on the allocation of purchase price, the application of the purchase method of accounting resulted in $23,093,000 of excess purchase price (or goodwill) over the estimated fair value of the net tangible assets acquired of $22,145,000, less assumed liabilities of $16,553,000 and costs to exit certain operations and locations of iMaternity of $8,937,000.  Included as part of the $16,553,000 of liabilities assumed, the Company assumed certain liabilities with trade creditors of $1,700,000 that were in dispute. During the fiscal year ended September 30, 2003 (“fiscal 2003”), a determination was made that a portion of these liabilities and certain other acquired payables would not be paid.  Accordingly, the Company reduced the iMaternity purchase accounting reserves by $1,784,000, reflected a related reduction of deferred income tax assets of $625,000, and reduced the acquired payables by $1,129,000, resulting in a reduction to goodwill of $2,288,000.

At the Acquisition Date, iMaternity operated a total of 166 Dan-Howard and Mothertime maternity clothing stores, including some under the trade name iMaternity, and the online iMaternity.com website. The Company developed a plan in conjunction with the acquisition to close 92 iMaternity stores and convert the remaining acquired locations to the Company’s existing store concepts of Motherhood and Mimi Maternity. The Company determined it would not close 12 of the original stores that were intended to be closed, and the estimated lease termination costs accrued for these anticipated closures of $1,519,000, less a related tax effect of $532,000, were reversed against goodwill. Further, the plan included the shutdown of iMaternity’s corporate headquarters and warehouse operation in Chicago, as well as its manufacturing and warehousing facilities in Costa Rica.  In connection with the plan, the Company recorded severance costs for involuntarily terminated employees of the acquired business of $2,587,000, lease termination fees and related legal costs of $4,200,000, and accrued for other costs to be incurred to complete the exit activities of the acquired business totaling $2,150,000. Approximately 850 employees of the acquired business were expected to be terminated as part of the plan, consisting of 528 corporate and 322 store employees.

As of December 31, 2003, the Company had closed 99 acquired iMaternity stores, of which 78 were included as part of the 92 planned store closures.  During the first quarter of the fiscal year ending September 30, 2004 (“fiscal 2004”), the Company closed 3 acquired iMaternity stores which were not part of the 92 planned store closures.  In accordance with its plan, the Company is continuing to negotiate with the landlords to close 2 additional acquired iMaternity stores.  The timing of these store closures is dependent upon the Company’s ability to negotiate and complete the lease termination settlements.

During fiscal 2002, the Company closed the corporate headquarters and warehouse operation in Chicago, an Internet–related development center in San Diego, California and other domestic warehousing facilities. The iMaternity manufacturing and warehousing operations in Costa Rica have been shut down and are being marketed for sale.  The carrying values of the Costa Rica facilities were reduced by $200,000 during fiscal 2002 to their estimated realizable values as of the Acquisition Date, which was determined based on a market survey received from an independent third party, less estimated selling costs, and is classified as “Assets Held for Sale” in the accompanying consolidated balance sheets.  The remaining reserve for exit costs  at December 31, 2003 of $243,000 is principally for the expected costs related to the Costa Rican properties.

In connection with the store closures and the shutdown of the various facilities as described above, the Company terminated 820 employees (524 corporate and 296 store employees), to whom a total of $1,890,000 ($1,687,000 through fiscal 2002 and $203,000 in fiscal 2003) in accrued severance was paid out and charged against the liability as of September 30, 2003.  Included in the severance payouts are monthly installments made with regard to a non-compete covenant and severance arrangement with a former executive of iMaternity.  At September 30, 2003, the severance accrual of $697,000 was reduced by $97,000, less a related tax effect of $34,000, against goodwill.  The remaining balance of the severance reserve at December 31, 2003 of $550,000 reflects a non-compete and severance arrangement that is payable ratably on a monthly basis through September 2006.

A summary of the charges incurred and the reserve balances in connection with the iMaternity acquisition exit/restructuring activities as of September 30, 2003 and the first three months of fiscal 2004 is as follows (in thousands):

	Adjustments and Reserves Recorded in Purchase Accounting	Balance as of September 30, 2003	First Quarter Fiscal 2004 Charges	Balance as of December 31, 2003
Lease termination fees	$4,200	$668	$(253)	$415
Severance	2,587	600	(50)	550
Exit and other costs	2,150	325	(82)	243
	$8,937	$1,593	$(385)	$1,208

7.     NEW ACCOUNTING PRONOUNCEMENTS

SFAS 148.  In December 2002, the FASB issued SFAS 148 which supercedes a portion of SFAS 123 and is effective for fiscal years ending after December 15, 2002.  SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The Company adopted the disclosure requirements for interim financial statements beginning with the quarter ended March 31, 2003.  The Company has not completed its evaluation of the alternative methods of transition, and thus has not yet made a determination on whether it will adopt the fair value method of accounting for stock-based employee compensation under the transition guidance of SFAS 148.  As such, the Company has not yet been able to determine what impact, if any, the adoption of this statement will have on the Company’s financial position or results of operations.

8.  GUARANTOR SUBSIDIARIES

Pursuant to the terms of the indenture relating to the $125,000,000 of 11¼% Senior Notes due 2010 (the “New Senior Notes”), each of the domestic subsidiaries of Mothers Work, Inc. has jointly and severally provided an unconditional guarantee of the obligations of Mothers Work with respect to the New Senior Notes. There are no restrictions on any of the assets of the Guarantor Subsidiaries which would limit their ability to transfer funds to Mothers Work in the form of loans, advances or cash dividends, except as provided by applicable law. None of the Company’s foreign subsidiaries have guaranteed the New Senior Notes. The condensed consolidating financial information for the Company, the Guarantor Subsidiaries, and the Company’s Non–Guarantor Subsidiaries as of and for the three months ended December 31, 2003 as presented below has been prepared from the books and records maintained by the Guarantor Subsidiaries and the Company. The condensed financial information may not be necessarily indicative of the results of operations or financial position had the Guarantor Subsidiaries operated as independent entities. Certain intercompany revenues included in the subsidiary records are eliminated in consolidation.  As a result of this activity, an amount due to/due from parent will exist at any time.

Mothers Work, Inc.

Condensed Consolidating Balance Sheet

December 31, 2003

(in thousands)

	Mothers Work (Parent Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries (Foreign Operations)	Consolidating Eliminations	Mothers Work Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$25,760	$44	$723	$—	$26,527
Trade receivables	2,460	—	10	—	2,470
Inventories	80,127	—	651	—	80,778
Deferred income taxes	4,692	—	—	—	4,692
Prepaid expenses and other current assets	5,214	—	26	—	5,240
Total Current Assets	118,253	44	1,410	—	119,707
Property, Plant and Equipment, net	55,956	—	1,033	—	56,989
Assets Held for Sale	—	—	1,200	—	1,200
Other Assets	69,999	—	—	—	69,999
Investments in and Advances to (from) Affiliates	(14,030)	208,213	(2,937)	(191,246)	—
Total Assets	$230,178	$208,257	$706	$(191,246)	$247,895

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Line of credit borrowings	$—	$—	$—	$—	$—
Current portion of long-term debt	279	—	—	—	279
Accounts payable	16,194	36	—	—	16,230
Accrued expenses and other current liabilities	16,210	17,333	296	—	33,839
Total Current Liabilities	32,683	17,369	296	—	50,348
Long-Term Debt	127,766	—	—	—	127,766
Deferred Rent	6,569	—	52	—	6,621
Total Liabilities	167,018	17,369	348	—	184,735

Total Stockholders’ Equity	63,160	190,888	358	(191,246)	63,160
Total Liabilities and Stockholders’ Equity	$230,178	$208,257	$706	$(191,246)	$247,895

Mothers Work, Inc.

Consolidating Statement of Operations

For The Three Months Ended December 31, 2003

(in thousands)

	Mothers Work (Parent Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries (Foreign Companies)	Consolidating Eliminations	Mothers Work Consolidated
Net sales	$130,050	$7,003	$1,645	$(7,003)	$131,695
Cost of goods sold	61,067	—	598	—	61,665
Gross profit	68,983	7,003	1,047	(7,003)	70,030
Selling, general and administrative expenses	68,998	34	886	(7,003)	62,915
Operating income (loss)	(15)	6,969	161	—	7,115
Interest income (expense)	(5,953)	2,262	—	—	(3,691)
Equity in earnings of subsidiaries	9,392	—	—	(9,392)	—
Income before income taxes	3,424	9,231	161	(9,392)	3,424
Income tax provision	1,370	3,231	62	(3,293)	1,370
Net income	$2,054	$6,000	$99	$(6,099)	$2,054

Mothers Work, Inc.

Consolidating Cash Flow Statement

For The Three Months Ended December 31, 2003

(in thousands)

	Mothers Work (Parent Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries (Foreign Companies)	Consolidating Eliminations	Mothers Work Consolidated
Cash Flows from Operating Activities:
Net income	$2,054	$6,000	$99	$(6,099)	$2,054
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,455	—	32	—	2,487
Loss on impairment of long-lived assets	142	—	—	—	142
Loss on disposal of assets	77	—	—	—	77
Accretion of discount on senior notes	36	—	—	—	36
Deferred income tax benefit	(38)	—	—	—	(38)
Tax benefit of stock option exercises	38	—	—	—	38
Amortization of deferred financing costs	99	—	—	—	99
Provision for deferred rent	146	—	13	—	159
Changes in assets and liabilities:
Decrease (increase) in—
Trade receivables	(57)	—	(28)	—	(85)
Inventories	3,094	—	633	—	3,727
Prepaid expenses and other current assets	1,305	—	(518)	—	787
Investments in and advances to (from) affiliates	3,134	(9,233)	—	6,099	—
Increase (decrease) in—
Accounts payable, accrued expenses and other current liabilities	(4,977)	3,244	45	—	(1,688)
Net cash provided by operating activities	7,508	11	276	—	7,795
Cash Flows from Investing Activities:
Capital expenditures	(3,619)	—	(16)	—	(3,635)
Purchase of intangible assets	(8)	—	—	—	(8)
Net cash used in investing activities	(3,627)	—	(16)	—	(3,643)
Cash Flows from Financing Activities:
Increase (decrease) in line of credit borrowings	—	—	—	—	—
Increase in cash overdrafts	2,329	—	—	—	2,329
Repayment of long-term debt	(38)	—	—	—	(38)
Repurchase of common stock	(392)	—	—	—	(392)
Payout for redeemed Series A Preferred Stock	(324)	—	—	—	(324)
Proceeds from exercise of stock options	69	—	—	—	69
Net cash provided by financing activities	1,644	—	—	—	1,644
Net Increase in Cash and Cash Equivalents	5,525	11	260	—	5,796
Cash and Cash Equivalents, Beginning of Period	20,235	33	463	—	20,731
Cash and Cash Equivalents, End of Period	$25,760	$44	$723	$—	$26,527

9.     COMMITMENTS AND CONTINGENCIES

The Company was party to an action alleging that certain former and current employees should have received overtime compensation, meal breaks and rest breaks under Washington law in Spokane County Superior Court. The plaintiffs in the Washington case sought unspecified actual damages, penalties and attorneys’ fees. On or about April 23, 2003, one purported subclass of the plaintiffs accepted a settlement arrangement in the amount of $50,000, plus attorney’s fees and costs incurred through such date.  After a trial with the remaining purported subclass, in May 2003, the jury found for the Company on all but one claim, for which it awarded the remaining plaintiffs damages in the amount of $106,000.  The parties are currently contesting costs and expenses being sought by the plaintiffs in the amount of approximately $390,000.  Accordingly, during fiscal 2003, the Company recorded a charge and set up a related accrual of approximately $546,000 for the estimated legal fees and settlement costs of this case.  The remaining balance of the accrual is included in accrued expenses in the accompanying consolidated balance sheet.

In addition, from time to time, the Company is named as a defendant in legal actions arising from its normal business activities. Although the amount of any liability that could arise with respect to currently pending actions, including the matter specifically described above, cannot be accurately predicted, the Company does not believe that the resolution of any pending action will have a material adverse effect on its financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following tables set forth certain operating data as a percentage of net sales and as a percentage change for the three months ended December 31:

	2003	2002	% Increase (Decrease) Three Months Ended December 31, 2003 vs. 2002
Net sales	100.0%	100.0%	4.2%
Cost of goods sold	46.8	47.3	3.3
Gross profit	53.2	52.7	5.1
Selling, general and administrative expenses	47.8	45.2	10.1
Operating income	5.4	7.5	(25.3)
Interest expense, net	2.8	3.0	(1.4)
Income before income taxes	2.6	4.5	(40.8)
Income tax provision	1.0	1.6	(36.8)
Net income	1.6%	2.9%	(43.1)%

The following table sets forth certain information concerning the number of Company stores and leased departments for the three months ended December 31:

	2003			2002
	Stores	Leased Departments	Total Retail Locations	Stores	Leased Departments	Total Retail Locations
Beginning of period	851	155	1,006	763	146	909
Closed iMaternity locations	(3)	—	(3)	(2)	—	(2)
Opened	24	3	27	26	4	30
Closed	(2)	(1)	(3)	(2)	—	(2)
End of period	870	157	1,027	785	150	935

Three Months Ended December 31, 2003 and 2002

Net Sales.  Our net sales for the first quarter of our fiscal year ending September 30, 2004 (fiscal 2004) increased by 4.2%, a $5.4 million increase, to $131.7 million from $126.3 million for the first quarter of our fiscal year ended September 30, 2003 (fiscal 2003). Comparable store sales for the first quarter of fiscal 2004 decreased by 5.0%, based on 845 locations, versus a comparable store sales increase of 5.1% during the first quarter of fiscal 2003, based on 746 locations.  The increase in sales for the quarter resulted primarily from the addition of new retail locations, with the total number of our retail locations increasing to 1,027 at December 31, 2003 compared to 935 at December 31, 2002, partially offset by the decline in comparable store sales. The decrease in comparable store sales in the first quarter of fiscal 2004 reflected some weakness in the fashion portion of our product line, the continued difficult retail environment, some cannibalization impact on our existing stores by our new stores opened in the same geographic markets and, perhaps, the effect of increased competitive pressures in the maternity apparel market.

Gross Profit.  Our gross profit for the first quarter of fiscal 2004 increased by 5.1%, a $3.4 million increase, to $70.0 million from $66.6 million for fiscal 2003.  This increase resulted primarily from our increased net sales and, to a lesser extent, our improved gross margin compared to last year.  Gross profit as a percentage of net sales for the first quarter of fiscal 2004 increased by 43 basis points (0.43 percentage points of net sales) to 53.2% from 52.7% for the first quarter of fiscal 2003.  The increase in gross margin versus last year primarily reflects the reduction of our product costs as a result of the continued expansion and refinement of our global sourcing initiatives, partially offset by additional markdowns taken to manage inventory levels in the face of weaker than expected sales.

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses for the first quarter of fiscal 2004 increased by 10.1%, a $5.8 million increase, to $62.9 million from $57.1 million for the first quarter of fiscal 2003. Compared to the first quarter of fiscal 2003, store wages and related benefit costs increased by $2.5 million and store rent and related expenses increased by $3.1 million for the first quarter of fiscal 2004, primarily resulting from our new store openings during the past twelve months.  As a percentage of net sales, these operating expenses increased to 47.8% for the first quarter of fiscal 2004 compared to

45.2% for the first quarter of fiscal 2003.  This increase resulted primarily from increased store occupancy, store payroll and employee benefits expense ratios resulting from the negative 5.0% comparable store sales for the quarter and the planned higher store expense ratios of our new store openings.

Operating Income.  Our operating income for the first quarter of fiscal 2004 decreased by 25.3%, a $2.4 million decrease, to $7.1 million from $9.5 million for the first quarter of fiscal 2003, due to our increased store operating expenses, only partially offset by our increased sales volume and improved gross margin. Operating income as a percentage of net sales for the first quarter of fiscal 2004 decreased to 5.4% from 7.5% for the first quarter of fiscal 2003 due to our increased operating expense ratio.

Interest Expense, Net.  Our net interest expense for the first quarter of fiscal 2004 decreased by 1.4%, a $0.05 million decrease, to $3.69 million from $3.74 million for the first quarter of fiscal 2003.

Income Taxes.  Our effective income tax rate increased to 40.0% for the first quarter of fiscal 2004 from 37.5% for the first quarter of fiscal 2003, due to a projected increase in our composite estimated effective state income tax rate for the full year fiscal 2004.  For the full year fiscal 2003, our effective income tax rate was 38.5%.

Net Income.  Net income for the first quarter of fiscal 2004 was $2.1 million, or $0.37 per common share (diluted) compared to $3.6 million, or $0.63 per common share (diluted) for the first quarter of fiscal 2003, representing a $1.6 million, or 43.1%, decrease in net income and a 41.3% decrease in diluted earnings per share.  Our average diluted shares outstanding for the first quarter of fiscal 2004 were 5,559,000, a 2.8% decrease from the 5,721,000 average diluted shares outstanding for the first quarter of fiscal 2003.  The decrease in average diluted shares outstanding reflects our repurchase of shares of our common stock pursuant to our stock repurchase program and the reduced dilutive effect of outstanding options and warrants compared to last year, offset by the impact of stock option and warrant exercises.  As of December 31, 2003, we had repurchased 83,104 shares of our common stock pursuant to our share repurchase program, of which 16,550 were repurchased in the first quarter of fiscal 2004.

Seasonality

Our business, like that of many other retailers, is seasonal.  Our quarterly net sales have historically been highest in our third fiscal quarter, corresponding to the Spring selling season, followed by our first fiscal quarter, corresponding to the Fall/holiday selling season. Given the typically higher gross margin we experience in the third fiscal quarter compared to other quarters, the relatively fixed nature of most of our operating expenses and interest expense, and the historically higher sales level in the third quarter, we have typically generated a very significant percentage of our full year operating income and net income during the third quarter. Results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year.  Quarterly results may fluctuate materially depending upon, among other things, the timing of new store openings, net sales and profitability contributed by new stores, increases or decreases in comparable store sales, adverse weather conditions, shifts in the timing of certain holidays and promotions, changes in inventory and production levels and the timing of deliveries of inventory, and changes in our merchandise mix.

Liquidity and Capital Resources

Our cash needs have primarily been for: (i) debt service on our senior notes and our credit facility, (ii) capital expenditures, including leasehold improvements, fixtures and equipment for new stores; store relocations and expansions of our existing stores as well as improvements and new equipment for our distribution and corporate facilities and information systems, and (iii) working capital, including inventory to support our new and existing stores. We have historically financed these capital requirements from cash flows from operations and borrowings under our credit facility.

In August 2002, we completed debt and equity offerings whereby we issued $125.0 million of 11¼% senior notes due 2010 (the New Senior Notes) and 1,165,000 new shares of common stock, and used the net proceeds: (i) to repay the existing 12 5/8% senior notes, plus accrued and unpaid interest and related fees and expenses; (ii) to repay the subordinated notes that had been issued to former holders of shares of our Series A Preferred Stock in lieu of accrued and unpaid dividends; (iii) to redeem all of the outstanding shares of our Series A Preferred Stock and to purchase, through an offer to purchase, all of the outstanding shares of our Series C Preferred Stock, in each case, for a price which included all accrued and unpaid dividends; (iv) to repay the outstanding borrowings under our credit facility; and (v) for general corporate purposes. We received net proceeds from these debt and equity offerings of approximately $147.9 million, after deducting fees and expenses of the offerings, and including approximately $0.6 million of cash proceeds from the exercise of stock options by certain selling stockholders in conjunction with the equity offering.  We planned to use approximately $13.4 million to redeem all of the outstanding Series A Preferred Stock, including accrued and unpaid dividends, of which $11.3 million has been paid as of December 31, 2003, and approximately $2.1 million will be paid out upon submission of proper documentation from the remaining holders of the Series A Preferred Stock.  The $2.1 million is reflected in our consolidated balance sheet as of December 31, 2003 in accrued expenses and other current liabilities.

The New Senior Notes were issued at 98.719% of their face amount, resulting in an annual effective interest rate of 11.50%.  Interest on the New Senior Notes is payable semi-annually in cash on February 1st and August 1st and commenced on February 1, 2003.  The New Senior Notes were issued by Mothers Work, are senior unsecured obligations of Mothers Work, and are unconditionally guaranteed on a senior basis by our domestic subsidiaries.  See Note 8 of “Notes to Consolidated Financial Statements.”  The New Senior Notes are redeemable at our option, in whole or in part at any time on or after August 1, 2006 at 105.625% of their face amount, plus accrued and unpaid interest, declining ratably to 100% of their face amount, plus accrued and unpaid interest, on and after August 1, 2009.  Additionally, before August 1, 2005, we may redeem, at our option, up to 35% of the aggregate principal amount of the New Senior Notes with the proceeds from equity offerings at 111.25% of their principal amount, plus accrued and unpaid interest.  The New Senior Notes impose certain restrictions on our ability to, among other things, incur additional indebtedness, pay dividends, repurchase stock, and enter into other various types of transactions.

Cash and cash equivalents increased by $5.8 million during the first quarter of fiscal 2004 compared to an increase of $13.6 million for the first quarter of fiscal 2003.  Cash provided by operations decreased by $9.1 million to $7.8 million for the first quarter of fiscal 2004 from $16.9 million for the first quarter of fiscal 2003.  This decrease in cash from operations was primarily the result of lower net income, higher income tax payments, and less cash provided from changes in working capital accounts such as accounts payable, accrued expenses, and trade receivables.  During the first quarters of fiscal 2004 and fiscal 2003, we used our cash provided by operations primarily to increase our cash and cash equivalents, as well as to pay for capital expenditures.

For the first quarter of fiscal 2004, we spent $3.6 million on capital expenditures, including $2.5 million for leasehold improvements, fixtures and equipment principally for new store facilities, as well as improvements to existing stores, and $1.1 million for our distribution and corporate facilities and information systems. This compares to $5.2 million in capital expenditures for the first quarter of fiscal 2003, including $4.3 million for new store facilities and improvement to existing stores and retail locations, and $0.9 million for our distribution and corporate facilities and information systems.  The decrease in capital expenditures primarily reflects the decrease in new store capital expenditures.

In March 2003, our Board of Directors approved a share repurchase program under which we may repurchase up to $10.0 million of our outstanding common stock from time to time in private transactions or on the open market through March 2005.  As of December 31, 2003, pursuant to this program, we have repurchased and retired 83,104 shares in the aggregate at a total cost of approximately $1.9 million, for an average cost of $22.39 per share, including repurchases during the quarter ended December 31, 2003 of 16,550 shares of our common stock at a cost of approximately $0.4 million.  In addition, since December 31, 2003, we have repurchased an additional 25,994 shares at a cost of approximately $0.6 million.  The indenture governing the New Senior Notes and the terms of our credit facility contain restrictions that place limits on certain payments by us, including payments to repurchase shares of our common stock. Our repurchases of common stock have been made in compliance with all restrictions under the indenture governing the New Senior Notes and the terms of our credit facility.

We have a $60 million credit facility maturing on September 15, 2004, which includes a $56.0 million borrowing base revolving line of credit and approximately $4 million to support a special purpose letter of credit facility. The credit facility has an unused facility fee of 10 basis points per annum.  Interest on borrowings outstanding is currently based on the lender’s prime rate or, at our election, an alternative rate of LIBOR plus 200 basis points for all or part of the direct borrowings outstanding. As of December 31, 2003 and 2002, there were no direct borrowings under the credit facility.  Borrowings under the credit facility would have borne interest at the rate of between approximately 3.1% and 4.0% per annum as of December 31, 2003.  Amounts available for direct borrowings, net of letters of credit outstanding, are limited to the lesser of (a) the unused portion of the credit facility or (b) the Aggregate Adjusted Availability (“AAA”) as defined in the agreement based on a percentage of eligible inventory, receivables and cash.  The credit facility is secured by a security interest in our accounts receivable, inventory, equipment, fixtures, cash and other assets. There are no financial covenant requirements in the agreement unless the AAA falls below $10.0 million. In such event, we would have to achieve minimum cash flow, as defined in the agreement, of not less than zero. During the first quarter of fiscal 2004 and all of fiscal 2003, we always exceeded the minimum required AAA.  As of December 31, 2003, outstanding borrowings under the credit facility consisted of no direct borrowings and $3.9 million in letters of credit, with AAA and available borrowings of $52.1 million, compared to no direct borrowings and $3.1 million in letters of credit, with AAA and available borrowings of $48.1 million as of December 31, 2002.  In addition, pursuant to the special purpose letter of credit facility, as of December 31, 2003 and 2002, we have an outstanding standby letter of credit of $3.3 million and $3.4 million, respectively, to collateralize an outstanding industrial revenue bond.  As of December 31, 2003 and 2002, pursuant to the special purpose letter of credit facility, we also had an outstanding standby letter of credit of $1.0 million to collateralize a government mortgage note.

Our management believes that our current cash and working capital positions, expected operating cash flows and available borrowing capacity under our credit facility (including successor credit facilities to our current facility, which expires on September 15, 2004) will be sufficient to fund our working capital, capital expenditures and debt repayment requirements and to fund stock repurchases, if any, for the foreseeable future.

Critical Accounting Policies and Estimates

Our Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States. These generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of net sales and expenses during the reporting period.

Our significant accounting policies were described in Note 2 of “Notes to Consolidated Financial Statements” contained in the Annual Report on Form 10-K as filed for the fiscal year ended September 30, 2003.  We believe that the following discussion addresses our critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  If actual results were to differ significantly from estimates made, the reported results could be materially affected.  However, the Company is not currently aware of any reasonably likely events or circumstances that would result in materially different results.

The Company’s senior management has reviewed these critical accounting policies and estimates and the related Management’s Discussion and Analysis with the Audit Committee of our Board of Directors.

Inventories. We value our inventories, which consist primarily of maternity apparel, at the lower of cost or market. Cost is determined on the first-in, first-out method (FIFO) and includes the cost of merchandise, freight, duty and broker fees. A periodic review of inventory quantities on hand is performed in order to determine if inventory is properly valued at the lower of cost or market. Factors related to current inventories such as future consumer demand and fashion trends, current aging, current analysis of merchandise based on receipt date, current and anticipated retail markdowns or wholesale discounts, and class or type of inventory are analyzed to determine estimated net realizable values.  Criteria utilized by the Company to quantify aging trends include factors such as the amount of merchandise received within the past twelve months, merchandise received more than one year before with quantities on-hand in excess of 12 months of sales, and merchandise currently selling below cost.  A provision is recorded to reduce the cost of inventories to the estimated net realizable values, if required. Inventories as of December 31, 2003 and September 30, 2003 totaled $80.8 million and $84.5 million, respectively, representing approximately 32.6% and 34.3% of total assets, respectively. Given the significance of inventories to the Company’s Consolidated Financial Statements, the determination of net realizable values is considered to be a critical accounting estimate. Any significant unanticipated changes in the factors noted above could have a significant impact on the value of our inventories and our reported operating results.

Long-Lived Assets.  Our long-lived assets consist principally of store leasehold improvements and are included in the “Property, Plant and Equipment, net” line item in our consolidated balance sheets. These long-lived assets are recorded at cost and are amortized using the straight-line method over the lesser of the applicable store lease term or the estimated useful life of the leasehold improvements. The typical initial lease term for our stores averages from seven to ten years.  Net property, plant and equipment as of December 31, 2003 and September 30, 2003 totaled $57.0 million and $57.8 million, respectively, representing approximately 23.0% and 23.4% of total assets, respectively.

In assessing potential impairment of these assets, we periodically evaluate the historical and forecasted operating results and cash flows on a store-by-store basis. Newly-opened stores may take time to generate positive operating and cash flow results. Factors such as (i) store type, that is, company store or leased department, (ii) store concept, that is, Motherhood, Mimi, or A Pea in the Pod, (iii) store location, for example, urban area versus suburb, (iv) current marketplace awareness of our brands, (v) local customer demographic data and (vi) current fashion trends are all considered in determining the time frame required for a store to achieve positive financial results, which is assumed to be within two years from the date a store location is opened. If economic conditions are substantially different from our expectations, the carrying value of certain of our long-lived assets may become impaired.  As a result of our impairment assessment, we recorded write-downs of long-lived assets of $142,000 for the first quarter of fiscal 2004, and we had no write-downs of long-lived assets for the first quarter of fiscal 2003.

Goodwill.  The purchase method of accounting for business combinations requires the use of estimates and judgments to allocate the purchase price paid for acquisitions to the fair value of the net tangible and identifiable intangible assets.  Goodwill represents the excess of the aggregate purchase price over the fair value of net assets acquired in business combinations and is separately disclosed in our consolidated balance sheets.  As of both December 31, 2003 and September 30, 2003, goodwill totaled $50.4 million, respectively, representing approximately 20.3% and 20.4% of total assets, respectively.  In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 142, “Goodwill and Other Intangible Assets.” SFAS 142 requires that goodwill no longer be amortized, but instead be tested for impairment at least annually or as impairment indicators arise. Prior to our adoption of SFAS 142 on October 1, 2001, goodwill was amortized using the straight-line method over a period of 20 years.

The impairment test requires the Company to compare the fair value of business reporting units to their carrying value, including assigned goodwill.  In assessing potential impairment of goodwill, we have determined that we have one reporting unit for purposes of applying SFAS 142 based on our reporting structure. The fair value of our single reporting unit is determined based on the fair market value of our outstanding common stock on a control basis. The Company performed the initial adoption impairment test in early fiscal 2002.  The results of the initial impairment test and the annual impairment test performed as of September 30, 2003 indicated fair value amounts exceeded carrying amounts by a substantial margin.  If any significant unanticipated change in the fair value of our outstanding common stock on a control basis were to occur in the future, the carrying balance of our goodwill may become impaired.

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

The temporary differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income. Actual results could differ from this assessment if adequate taxable income is not generated in future periods. Net deferred tax assets as of December 31, 2003 and September 30, 2003 totaled $18.3 million and $18.2 million, respectively, representing approximately 7.4% of total assets at each of these dates. To the extent we believe that recovery of the deferred tax assets is not more likely than not, we must establish a valuation allowance. To the extent we establish a valuation allowance or change the allowance in a period, income tax expense will be impacted.

Accounting for Contingencies.  From time to time, we are named as a defendant in legal actions arising from our normal business activities.  We account for contingencies such as these in accordance with SFAS 5, “Accounting for Contingencies.”  SFAS 5 requires us to record an estimated loss contingency when information available prior to issuance of our financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated.  SFAS 5 further states that when there is a range of loss and no amount within that range is a better estimate than any other, then the minimum amount of the range shall be accrued.  Accounting for contingencies arising from contractual or legal proceedings requires company management to use its best judgment when estimating an accrual related to such contingencies, which includes consultation with the Company’s legal counsel. As of both December 31, 2003 and September 30, 2003, included in our accrual for loss contingencies is $0.5 million in connection with the previously disclosed employment-related action filed against us in Washington.  As additional information becomes known, our accrual for a loss contingency could fluctuate, thereby creating variability in our results of operations from period to period. Likewise, an actual loss arising from a loss contingency which significantly exceeds the amount accrued for in our financial statements could have a material adverse impact on our operating results for the period in which such actual loss becomes known.

Forward-Looking Statements

Some of the information in this report, including the information incorporated by reference (as well as information included in oral statements or other written statements made or to be made by us), contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements involve a number of risks and uncertainties. A number of factors could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, but are not limited to: changes in consumer spending patterns, raw material price increases, consumer preferences and overall economic conditions, the impact of competition and pricing, availability of suitable store locations, continued availability of capital and financing, ability to hire and develop senior management and sales associates, ability to develop and source merchandise, ability to receive production from foreign sources on a timely basis, potential stock repurchases, war or acts of terrorism and other factors referenced in our Annual Report on Form 10-K, including those set forth under the caption “Risk Factors.”

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

As of December 31, 2003, the principal components of our debt portfolio were the $125.0 million of New Senior Notes due 2010 and the $60 million credit facility, both of which are denominated in U.S. dollars.  The fair value of the debt portfolio is referred to as the “debt value.”  The New Senior Notes bear interest at a fixed rated of 11¼%.  While a change in market interest rates would not affect the interest incurred or cash flow related to this fixed rate portion of the debt portfolio, the debt value would be affected.

Our revolving credit facility carries a variable interest rate that is tied to market indices.  As of December 31, 2003, we had no direct borrowings and $3.9 million of letters of credit outstanding under our credit facility (plus an additional $4.3 million of letters of credit outstanding under a special purpose letter of credit facility).  Borrowings under the credit facility would have borne interest at a rate between approximately 3.1% and 4.0% per annum as of December 31, 2003.  Any future borrowings under the credit facility would, to the extent of outstanding borrowings, be affected by changes in market interest rates. A change in market interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the value of the financial instrument.

The sensitivity analysis as it relates to the fixed portion of our debt portfolio assumes an instantaneous 100 basis point move in interest rates from their levels as of December 31, 2003, with all other variables held constant.  A 100 basis point increase in market interest rates would result in a decrease in the value of the debt by approximately $5.6 million as of December 31, 2003.  A 100 basis point decline in market interest rates would cause the debt value to increase by approximately $5.9 million as of December 31, 2003.

Based on the variable rate debt included in our debt portfolio as of December 31, 2003, a 100 basis point increase in interest rates would result in additional interest incurred for the year of less than $100,000. A 100 basis point decrease in interest rates would correspondingly lower our interest expense for the year by less than $100,000.

Other than as described above, we do not believe that the market risk exposure on other financial instruments is material.

Item 4. Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our internal review committee and our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports was recorded, processed, summarized and reported within the applicable time periods.  There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of such evaluation.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

We are party to an action alleging that certain former and current employees should have received overtime compensation, meal breaks and rest breaks under Washington law in Spokane County Superior Court. The plaintiffs in the Washington case sought unspecified actual damages, penalties and attorneys’ fees. On or about April 23, 2003, one purported subclass of the plaintiffs accepted a settlement arrangement in the amount of $50,000, plus attorney’s fees and costs incurred through such date.  After a trial with the remaining purported subclass, in May 2003, the jury found for the Company on all but one claim, for which it awarded the remaining plaintiffs damages in the amount of $106,000.  The parties are currently contesting costs and expenses being sought by the plaintiffs in the amount of approximately $390,000.  Accordingly, during fiscal 2003, we recorded a charge and set up a related accrual of approximately $546,000 for the estimated legal fees and settlement costs of this case. The remaining balance of the accrual is included in accrued expenses in the accompanying consolidated balance sheet.

In addition, from time to time, we are named as a defendant in legal actions arising from our normal business activities. Although the amount of any liability that could arise with respect to currently pending actions, including the matter specifically described above, cannot be accurately predicted, we do not believe that the resolution of any pending action will have a material adverse effect on our financial position or results of operations.

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits.

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Executive Vice President-Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Executive Vice President-Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   Reports on Form 8-K.

The Company did not file any Current Reports on Form 8-K during the first quarter of fiscal 2004.  The following is a list of Current Reports on Form 8-K furnished by the Company during the first quarter of fiscal 2004:

The Company furnished a Form 8-K on October 14, 2003, announcing that it had issued a press release on October 9, 2003, discussing its sales results for both the month of September 2003 and for the fourth quarter ended September 30, 2003.

The Company furnished a Form 8-K on November 25, 2003, announcing that it had issued a press release on November 19, 2003, and held a broadly accessible conference call to discuss its financial results for both the fourth fiscal quarter and fiscal year ended September 30, 2003.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOTHERS WORK, INC.

Date: February 17, 2004	By:	/s/ DAN W. MATTHIAS
Dan W. Matthias
Chairman of the Board and Chief Executive Officer

Date: February 17, 2004	By:	/s/ EDWARD M. KRELL
Edward M. Krell
Executive Vice President— Chief Financial Officer