Form 10-Q
period 2004-03-31
MOTHERS WORK INC
filed 2004-05-17
CIK 896985

United States
Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

or

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

Common Stock, $.01 par value —5,197,956 shares outstanding as of May 13, 2004

MOTHERS WORK, INC. AND SUBSIDIARIES

ii

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

MOTHERS WORK, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31, 2004	September 30, 2003
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$20,753	$20,731
Trade receivables	2,879	2,385
Inventories	86,670	84,505
Deferred income taxes	4,688	4,655
Prepaid expenses and other current assets	5,515	5,166
Total Current Assets	120,505	117,442
Property, Plant and Equipment, net	58,370	57,811
Assets Held for Sale	1,200	1,200
Other Assets:
Goodwill	50,389	50,389
Deferred financing costs, net of accumulated amortization of $1,053 and $852	3,879	4,080
Other intangible assets, net of accumulated amortization of $2,547 and $2,447	1,023	1,126
Deferred income taxes	13,646	13,586
Other non-current assets	979	969
Total Other Assets	69,916	70,150
Total Assets	$249,991	$246,603
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Line of credit borrowings	$—	$—
Current portion of long-term debt	279	279
Accounts payable	20,161	19,585
Accrued expenses and other current liabilities	31,849	31,346
Total Current Liabilities	52,289	51,210
Long-Term Debt	127,764	127,768
Deferred Rent	6,747	6,234
Total Liabilities	186,800	185,212

Commitments and Contingencies (Note 8)

Stockholders’ Equity:
Preferred Stock, 2,000,000 shares authorized
Series A cumulative convertible preferred stock, $.01 par value; 41,000 shares authorized, none outstanding	—	—
Series B junior participating preferred stock, $.01 par value; 300,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value; 20,000,000 shares authorized, 5,208,810 and 5,231,114 shares issued and outstanding, respectively	52	52
Additional paid-in capital	62,861	63,559
Retained earnings (accumulated deficit)	278	(2,220)
Total Stockholders’ Equity	63,191	61,391
Total Liabilities and Stockholders’ Equity	$249,991	$246,603

The accompanying notes are an integral part of these Consolidated Financial Statements.

MOTHERS WORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
Net sales	$125,803	$111,304	$257,498	$237,644
Cost of goods sold	59,726	52,324	121,391	112,021
Gross profit	66,077	58,980	136,107	125,623
Selling, general and administrative expenses	61,635	55,038	124,550	112,159
Operating income	4,442	3,942	11,557	13,464
Interest expense, net	3,702	3,412	7,393	7,154
Income before income taxes	740	530	4,164	6,310
Income tax provision	296	199	1,666	2,367
Net income	$444	$331	$2,498	$3,943

Income per share—Basic	$0.09	$0.06	$0.48	$0.75
Average shares outstanding—Basic	5,210	5,267	5,222	5,241
Income per share—Diluted	$0.08	$0.06	$0.45	$0.69
Average shares outstanding—Diluted	5,549	5,660	5,554	5,691

The accompanying notes are an integral part of these Consolidated Financial Statements.

MOTHERS WORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended March 31,
	2004	2003
Cash Flows from Operating Activities
Net income	$2,498	$3,943
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,967	4,741
Loss on impairment of long-lived assets	173	89
Loss on disposal of assets	220	125
Accretion of discount on senior notes	72	67
Deferred income tax provision (benefit)	(93)	2,332
Tax benefit of stock option exercises	92	453
Amortization of deferred financing costs	201	184
Provision for deferred rent	352	179
Changes in assets and liabilities:
Decrease (increase) in —
Trade receivables	(494)	(574)
Inventories	(2,165)	1,166
Prepaid expenses and other current assets	670	(1,591)
Increase (decrease) in —
Accounts payable, accrued expenses and other current liabilities	(105)	532
Net cash provided by operating activities	6,388	11,646

Cash Flows from Investing Activities
Capital expenditures	(6,406)	(10,842)
Purchase of intangible assets	(13)	(156)
Net cash used in investing activities	(6,419)	(10,998)

Cash Flows from Financing Activities
Increase in cash overdrafts	1,325	2,951
Repayment of long-term debt	(76)	(176)
Repurchase of common stock	(1,019)	(123)
Payout for redeemed Series A Preferred Stock	(406)	(1,310)
Payment of issuance costs of long-term debt	—	(210)
Payment of issuance costs of common stock	—	(242)
Proceeds from exercise of stock options and warrants	229	449
Net cash provided by financing activities	53	1,339
Net Increase in Cash and Cash Equivalents	22	1,987
Cash and Cash Equivalents, Beginning of Period	20,731	14,759
Cash and Cash Equivalents, End of Period	$20,753	$16,746

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$7,187	$6,710
Cash paid for income taxes	$2,772	$2,484

The accompanying notes are an integral part of these Consolidated Financial Statements.

MOTHERS WORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

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

2.   EARNINGS PER SHARE (EPS)

The Company follows Statement of Financial Accounting Standards (“SFAS”) 128, “Earnings Per Share.”  Basic earnings per share (“Basic EPS”) are computed by dividing net income by the weighted average number of common shares outstanding.  Diluted earnings per share (“Diluted EPS”) is computed by dividing net income by the weighted average number of shares of common shares outstanding, after giving effect to the potential dilution from the exercise of securities, such as stock options and warrants, into shares of common stock as if those securities were exercised.

The following tables summarize the Basic EPS and Diluted EPS calculation (in thousands, except per share amounts):

	Three Months Ended March 31, 2004			Three Months Ended March 31, 2003
	Net Income	Shares	EPS	Net Income	Shares	EPS
Basic EPS	$444	5,210	$0.09	$331	5,267	$0.06
Incremental shares from the assumed exercise of outstanding stock options and warrants	—	339		—	393
Diluted EPS	$444	5,549	$0.08	$331	5,660	$0.06

	Six Months Ended March 31, 2004			Six Months Ended March 31, 2003
	Net Income	Shares	EPS	Net Income	Shares	EPS
Basic EPS	$2,498	5,222	$0.48	$3,943	5,241	$0.75
Incremental shares from the assumed exercise of outstanding stock options and warrants	—	332		—	450
Diluted EPS	$2,498	5,554	$0.45	$3,943	5,691	$0.69

For the three months ended March 31, 2004 and 2003, options to purchase 276,150 and 238,550 shares, respectively, were excluded from the calculation of Diluted EPS as their effect would have been antidilutive. For the six months ended March 31, 2004 and 2003, options to purchase 274,200 and 215,900 shares, respectively, were excluded from the calculation of Diluted EPS as their effect would have been antidilutive.  These options could potentially dilute EPS in the future.

In March 2003, the Board of Directors approved a share repurchase program under which the Company may repurchase up to $10,000,000 of its outstanding common stock from time to time until March 2005.  Pursuant to this program, the Company had repurchased 109,098 shares of its common stock at a cost of $2,487,000 through March 31, 2004, including repurchases during the six months ended March 31, 2004 of 42,544 shares of its common stock at a cost of $1,019,000.

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

		Three Months Ended March 31,		Six Months Ended March 31,
		2004	2003	2004	2003
Net income, as reported		$444	$331	$2,498	$3,943
Deduct:	Total stock-based employee compensation expense determined under the fair value-based method for all grants, net of tax	418	439	900	2,512
Pro forma net income (loss)		$26	$(108)	$1,598	$1,431

Basic EPS:
As reported		$0.09	$0.06	$0.48	$0.75
Pro forma		$0.01	$(0.02)	$0.31	$0.27

Diluted EPS:
As reported		$0.08	$0.06	$0.45	$0.69
Pro forma		$0.00	$(0.02)	$0.29	$0.26

Pro forma Diluted EPS is computed by dividing pro forma net income by the pro forma weighted average number of shares outstanding after giving effect to the potential dilution from the exercise of securities, such as stock options, into shares of common stock as if those securities were exercised as of the beginning of the period presented.  Since the Company had incurred a pro forma loss for the three months ended March 31, 2003, all of the outstanding stock options and warrants during this period were determined to be antidilutive, and therefore excluded from the computations.

The weighted average fair value of the options granted during the three and six months ended March 31, 2004 was estimated at $17.21 and $16.30 per share, respectively.  For the three and six month periods ending March 31, 2003, the weighted average fair value of the options granted during those periods was estimated at $19.99 and $24.43 per share, respectively. The weighted average fair value is calculated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
Dividend yield	None	None	None	None
Expected price volatility	61.2%	61.0%	61.7%	61.2%
Risk-free interest rates	3.6%	3.7%	3.8%	3.8%
Expected lives	8.0 years	8.0 years	8.0 years	8.0 years

4.   INVENTORIES

Inventories were comprised of the following (in thousands):

	March 31, 2004	September 30, 2003
Finished goods	$74,163	$73,583
Work-in-progress	3,329	2,778
Raw materials	9,178	8,144
	$86,670	$84,505

5.   ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities were comprised of the following (in thousands):

	March 31, 2004	September 30, 2003
Salaries, wages, and employee benefits	$9,635	$8,089
Income taxes payable	1,016	1,991
Interest	2,357	2,356
Sales taxes	2,685	2,306
Insurance	2,547	2,135
Rent	788	802
Audit and legal	2,450	2,368
Reserves recorded in the iMaternity acquisition (Note 6)	1,122	1,593
Remaining payout for redemption of Series A Preferred Stock	2,009	2,415
Accrued store construction costs	1,305	1,991
Gift certificates and store credits	2,734	1,988
Other	3,201	3,312
	$31,849	$31,346

Interest payments on the senior notes are made semiannually on February 1st and August 1st.

6.   IMATERNITY ACQUISITION EXIT/RESTRUCTURING ACTIVITY

The Company acquired eSpecialty Brands, LLC (“iMaternity”) on October 17, 2001 (the “Acquisition Date”). The iMaternity manufacturing and warehousing operations in Costa Rica have been shut down and are being marketed for sale.  The carrying value of the Costa Rica facilities was recorded at the estimated realizable value as of the Acquisition Date, which was determined based on a market survey received from an independent third party, less estimated selling costs, and is classified as “Assets Held for Sale” in the accompanying consolidated balance sheets.

At March 31, 2004, the remaining iMaternity acquisition reserves consisted of: (a) lease termination fees of $392,000 related to the planned store closures; (b) the severance reserve outstanding of $500,000 that reflects the remainder of a non-compete and severance arrangement with a former executive of iMaternity that is payable ratably on a monthly basis through September 2006; and (c) the reserve for exit costs of $230,000 that is principally for the expected costs related to the Costa Rican properties.

A summary of the charges incurred and the reserve balances in connection with the iMaternity acquisition exit/restructuring activities as of September 30, 2003 and for the first six months of fiscal 2004 is as follows (in thousands):

	Balance as of September 30, 2003	Charges During the Six Months Ended March 31, 2004	Balance as of March 31, 2004
Lease termination fees	$668	$(276)	$392
Severance	600	(100)	500
Exit and other costs	325	(95)	230
	$1,593	$(471)	$1,122

7.   GUARANTOR SUBSIDIARIES

Pursuant to the terms of the indenture relating to the $125,000,000 of 11¼% Senior Notes due 2010 (the “New Senior Notes”), each of the domestic subsidiaries of Mothers Work, Inc. has jointly and severally provided an unconditional guarantee of the obligations of Mothers Work with respect to the New Senior Notes. There are no restrictions on any of the assets of the Guarantor Subsidiaries which would limit their ability to transfer funds to Mothers Work in the form of loans, advances or cash dividends, except as provided by applicable law.  None of the Company’s foreign subsidiaries have guaranteed the New Senior Notes.  The condensed consolidating financial information for the Company, the Guarantor Subsidiaries, and the Company’s Non-Guarantor Subsidiaries as of and for the six months ended March 31, 2004 as presented below has been prepared from the books and records maintained by the Guarantor Subsidiaries and the Company. The condensed financial information may not be necessarily indicative of the results of operations or financial position had the Guarantor Subsidiaries operated as independent entities. Certain intercompany revenues included in the subsidiary records are eliminated in consolidation. As a result of this activity, an amount due to/due from parent will exist at any time.

Mothers Work, Inc.

Condensed Consolidating Balance Sheet

March 31, 2004

(unaudited)

(in thousands)

	Mothers Work (Parent Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries (Foreign Operations)	Consolidating Eliminations	Mothers Work Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$19,505	$43	$1,205	$—	$20,753
Trade receivables	2,862	—	17	—	2,879
Inventories	86,054	—	616	—	86,670
Deferred income taxes	4,688	—	—	—	4,688
Prepaid expenses and other current assets	5,514	1	—	—	5,515
Total Current Assets	118,623	44	1,838	—	120,505
Property, Plant and Equipment, net	57,355	—	1,015	—	58,370
Assets Held for Sale	—	—	1,200	—	1,200
Other Assets	69,916	—	—	—	69,916
Investments in and Advances to (from) Affiliates	(12,365)	198,062	(3,300)	(182,397)	—
Total Assets	$233,529	$198,106	$753	$(182,397)	$249,991

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Line of credit borrowings	$—	$—	$—	$—	$—
Current portion of long-term debt	279	—	—	—	279
Accounts payable	20,151	10	—	—	20,161
Accrued expenses and other current liabilities	15,464	16,064	321	—	31,849
Total Current Liabilities	35,894	16,074	321	—	52,289
Long-Term Debt	127,764	—	—	—	127,764
Deferred Rent	6,680	—	67	—	6,747
Total Liabilities	170,338	16,074	388	—	186,800

Total Stockholders’ Equity	63,191	182,032	365	(182,397)	63,191
Total Liabilities and Stockholders’ Equity	$233,529	$198,106	$753	$(182,397)	$249,991

Mothers Work, Inc.

Consolidating Statement of Operations

For The Six Months Ended March 31, 2004

(unaudited)

(in thousands)

	Mothers Work (Parent Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries (Foreign Operations)	Consolidating Eliminations	Mothers Work Consolidated
Net sales	$254,414	$13,578	$3,084	$(13,578)	$257,498
Cost of goods sold	120,162	—	1,229	—	121,391
Gross profit	134,252	13,578	1,855	(13,578)	136,107
Selling, general and administrative expenses	136,400	45	1,683	(13,578)	124,550
Operating income (loss)	(2,148)	13,533	172	—	11,557
Interest (income) expense, net	12,031	(4,638)	—	—	7,393
Equity in earnings of subsidiaries	(18,343)	—	—	18,343	—
Income before income taxes	4,164	18,171	172	(18,343)	4,164
Income tax provision	1,666	6,360	66	(6,426)	1,666
Net income	$2,498	$11,811	$106	$(11,917)	$2,498

Mothers Work, Inc.

Consolidating Statement of Cash Flow

For The Six Months Ended March 31, 2004

(unaudited)

(in thousands)

	Mothers Work (Parent Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries (Foreign Operations)	Consolidating Eliminations	Mothers Work Consolidated
Cash Flows from Operating Activities
Net income	$2,498	$11,811	$106	$(11,917)	$2,498
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,754	—	213	—	4,967
Loss on impairment of long-lived assets	173	—	—	—	173
Loss on disposal of assets	220	—	—	—	220
Accretion of discount on senior notes	72	—	—	—	72
Deferred income tax benefit	(93)	—	—	—	(93)
Tax benefit of stock option exercises	92	—	—	—	92
Amortization of deferred financing costs	201	—	—	—	201
Provision for deferred rent	324	—	28	—	352
Changes in assets and liabilities:
Decrease (increase) in—
Trade receivables	(485)	—	(9)	—	(494)
Inventories	(2,833)	—	668	—	(2,165)
Prepaid expenses and other current assets	825	—	(155)	—	670
Investments in and advances to (from) affiliates	(12,835)	918	—	11,917	—
Increase (decrease) in—
Accounts payable, accrued expenses and other current liabilities	(2,124)	1,949	70	—	(105)
Net cash provided by operating activities	(9,211)	14,678	921	—	6,388
Cash Flows from Investing Activities
Capital expenditures	(6,227)	—	(179)	—	(6,406)
Purchase of intangible assets	(13)	—	—	—	(13)
Net cash used in investing activities	(6,240)	—	(179)	—	(6,419)
Cash Flows from Financing Activities
Increase in cash overdrafts	1,325	—	—	—	1,325
Repayment of long-term debt	(76)	—	—	—	(76)
Repurchase of common stock	(1,019)	—	—	—	(1,019)
Payout for redeemed Series A Preferred Stock	(406)	—	—	—	(406)
Proceeds from exercise of stock options.....	229	—	—	—	229
Net cash provided by financing activities	53	—	—	—	53
Net Increase in Cash and Cash Equivalents	(15,398)	14,678	742	—	22
Cash and Cash Equivalents, Beginning of Period	20,235	33	463	—	20,731
Cash and Cash Equivalents, End of Period	$4,837	$14,711	$1,205	$—	$20,753

8.   COMMITMENTS AND CONTINGENCIES

From time to time, the Company is named as a defendant in legal actions arising from its normal business activities.  Although the amount of any liability that could arise with respect to currently pending actions cannot be accurately predicted, the Company does not believe that the resolution of any pending action will have a material adverse effect on its financial position, results of operations, or liquidity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following tables set forth certain operating data from our consolidated statements of operations as a percentage of net sales and as a percentage change for the periods indicated:

	Percentage of Net Sales				% Period to Period Increase (Decrease)
	Three Months Ended March 31,		Six Months Ended March 31,		Three Months Ended March 31,	Six Months Ended March 31,
	2004	2003	2004	2003	2004 vs. 2003	2004 vs. 2003
Net sales	100.0%	100.0%	100.0%	100.0%	13.0%	8.4%
Cost of goods sold	47.5	47.0	47.1	47.1	14.1	8.4
Gross profit	52.5	53.0	52.9	52.9	12.0	8.3
Selling, general and administrative expenses	49.0	49.5	48.4	47.2	12.0	11.0
Operating income	3.5	3.5	4.5	5.7	12.7	(14.2)
Interest expense, net	2.9	3.0	2.9	3.0	8.5	3.3
Income before income taxes	0.6	0.5	1.6	2.7	39.6	(34.0)
Income tax provision	0.2	0.2	0.6	1.0	48.7	(29.6)
Net income	0.4%	0.3%	1.0%	1.7%	34.1%	(36.6)%

The following tables set forth certain information concerning the number of our retail locations, including stores and leased maternity departments for the periods indicated:

	Three Months Ended
	March 31, 2004			March 31, 2003
Retail Locations	Stores	Leased Departments	Total Retail Locations	Stores	Leased Departments	Total Retail Locations
Beginning of period	870	157	1,027	785	150	935
Opened	22	—	22	22	—	22
Closed	(15)	(2)	(17)	(6)	(2)	(8)
End of period	877	155	1,032	801	148	949

	Six Months Ended
	March 31, 2004			March 31, 2003
Retail Locations	Stores	Leased Departments	Total Retail Locations	Stores	Leased Departments	Total Retail Locations
Beginning of period	851	155	1,006	763	146	909
Opened	46	3	49	48	4	52
Closed	(20)	(3)	(23)	(10)	(2)	(12)
End of period	877	155	1,032	801	148	949

Three Months Ended March 31, 2004 and 2003

Net Sales.   Our net sales for the second quarter of our fiscal year ended September 30, 2004 (fiscal 2004) increased 13.0%, a $14.5 million increase, to $125.8 million from $111.3 million for the second quarter of our fiscal year ended September 30, 2003 (fiscal 2003).  Net sales for the second quarter increased primarily from the addition of new stores, with the total number of retail locations increasing to 1,032 at March 31, 2004 compared to 949 at March 31, 2003.  Comparable store sales increased 0.2% for both the second quarter of fiscal 2004 and 2003, based on 849 and 825 retail locations, respectively.

Gross Profit.   Our gross profit for the second quarter of fiscal 2004 increased by 12.0%, a $7.1 million increase, to $66.1 million from $59.0 million for the second quarter of fiscal 2003, reflecting the increase in net sales. Gross profit as a percentage of net sales for the second quarter of fiscal 2004 decreased by 47 basis points (0.47 percentage points of net sales) to 52.5% from 53.0% for the second quarter of fiscal 2003.  The decrease in gross margin versus last year primarily reflects the aggressive markdowns taken to stimulate sales of slower-moving styles and to enable us to bring in “fashion-right” styles for Spring while managing overall inventory levels.  We expect that the aggressive markdowns will continue to have an impact on our gross margin during the remainder of this fiscal year.

Selling, General and Administrative Expenses.   Our selling, general and administrative expenses for the second quarter of fiscal 2004 increased by 12.0%, a $6.6 million increase, to $61.6 million from $55.0 million for the second quarter of fiscal 2003. Compared to the second quarter of fiscal 2003, store wages and related benefit costs increased by $2.6 million and store rent and related expenses increased by $3.1 million for the second quarter of fiscal 2004, primarily resulting from our new store openings during the past twelve months.  As a percentage of net sales, operating expenses decreased to 49.0% for the second quarter of fiscal 2004 compared to 49.5% for the second quarter of fiscal 2003, principally due to lower legal expense and lower store payroll expense ratios.

Operating Income.   Our operating income for the second quarter of fiscal 2004 increased by 12.7%, a $0.5 million increase, to $4.4 million from $3.9 million for the second quarter of fiscal 2003 due to our increased sales volume, offset in part by lower gross margin. Operating income as a percentage of net sales was 3.5% for both the second quarter of fiscal 2004 and 2003, with reduced gross margin offset by reduced operating expense ratios.

Interest Expense, Net.   Our net interest expense for the second quarter of fiscal 2004 increased by 8.5%, a $0.3 million increase, to $3.7 million from $3.4 million for the second quarter of fiscal 2003.  Last year’s interest expense was reduced by a $0.3 million non-recurring interest expense credit related to our credit facility.

Income Taxes.  Our effective income tax rate increased to 40.0% for the second quarter of fiscal 2004 from 37.5% for the second quarter of fiscal 2003, due to a projected increase in our composite estimated effective state income tax rate for the full year fiscal 2004.  For the full year fiscal 2003, our effective income tax rate was 38.5%.

Net Income.  Net income for the second quarter of fiscal 2004 was $0.4 million, or $0.08 per common share (diluted) for the second quarter of fiscal 2004, compared to $0.3 million, or $0.06 per common share (diluted) for the second quarter of fiscal 2003, representing a 34.1% increase in net income and a 33.3% increase in diluted earnings per share.  Our average diluted shares outstanding of 5,549,000 for the second quarter of fiscal 2004 were 2.0% lower than the 5,660,000 shares for the second quarter of fiscal 2003.  The decrease in average diluted shares outstanding reflects our repurchase of shares of our common stock pursuant to our stock repurchase program, partially offset by the impact of stock option exercises.  As of March 31, 2004, we had repurchased 109,098 shares of our common stock pursuant to our share repurchase program, of which 25,994 were repurchased in the second quarter of fiscal 2004.

Six Months Ended March 31, 2004 and 2003

Net Sales.   Our net sales for the first six months of fiscal 2004 increased 8.4%, a $19.9 million increase, to $257.5 million from $237.6 million for the first six months of fiscal 2003.  Net sales for the first six months increased due to the addition of new stores, offset somewhat by a decrease in comparable store sales.  Comparable store sales for the first six months of fiscal 2004 decreased by 2.7%, based on 820 retail locations, versus a comparable store sales increase of 2.4% during the first six months of fiscal 2003, based on 736 retail locations.

Gross Profit.    Our gross profit for the first six months of fiscal 2004 increased 8.3%, a $10.5 million increase, to $136.1 million compared to $125.6 million for the first six months of fiscal 2003, reflecting the increase in net sales. Gross profit as a percentage of net sales was 52.9% for both the first six months of fiscal 2004 and 2003.  The flat gross margin compared to last year primarily reflects the reduction of our product costs as a result of continued expansion and refinement of our global sourcing initiatives and, to a lesser extent, the increased revenue generated from our marketing partnership programs, offset by the aggressive markdowns taken.

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses for the first six months of fiscal 2004 increased by 11.0%, a $12.4 million increase, to $124.6 million from $112.2 million for the first six months of fiscal 2003. Compared to the first six months of fiscal 2003, store wages and related benefit costs increased by $5.1 million and store rent and related expenses increased by $6.1 million, primarily resulting from our new store openings during the past twelve months.  As a percentage of net sales, operating expenses increased to 48.4% for the first six months of fiscal 2004 compared to 47.2% for the first six months of fiscal 2003.  This increase resulted primarily from increased store rent, store payroll, and benefits expense ratios.  The increase in store expenses as a percentage of net sales primarily reflects the negative comparable store sales results for the first six months of fiscal 2004.

Operating Income.    Our operating income for the first six months of fiscal 2004 decreased by 14.2%, a $1.9 million decrease, to $11.6 million compared to $13.5 million in the first six months of fiscal 2003, due to the decrease in gross margin and higher selling, general and administrative expenses which more than offset the higher sales volume.  Operating income as a percentage of net sales for the first six months of fiscal 2004 decreased to 4.5% from 5.7% in the comparable period of fiscal 2003, reflecting our increased operating expense ratio.

Interest Expense, Net.   Our net interest expense for the first six months of fiscal 2004 increased by 3.3%, or $0.2 million, to $7.4 million compared to $7.2 million for the first six months of fiscal 2003.  Last year’s expense for the first six months was reduced by a $0.3 million non-recurring interest expense credit related to our credit facility.

Income Taxes.    Our effective income tax rate was a provision of 40.0% for the first six months of fiscal 2004 compared to 37.5% for the first six months of fiscal 2003, due to a projected increase in our composite estimated effective state income tax rate for the full year fiscal 2004.  For the full year fiscal 2003, our effective income tax rate was 38.5%.

Net Income.  Net income for the first six months of fiscal 2004 was $2.5 million, or $0.45 per common share (diluted), compared to $3.9 million, or $0.69 per common share (diluted), for the first six months of fiscal 2003, representing a 36.6% decrease in net income and a 34.8% decrease in diluted earnings per share.  Our average diluted shares outstanding of 5,554,000 for the first six months of fiscal 2004 were 2.4% lower than the 5,691,000 shares outstanding for the first six months of fiscal 2003.  The decrease in average diluted shares outstanding reflects our repurchase of shares of our common stock pursuant to our stock repurchase program, partially offset by the impact of stock option and warrant exercises.  As of March 31, 2004, we had repurchased 109,098 shares of our common stock pursuant to our share repurchase program, of which 42,544 were repurchased in the first six months of fiscal 2004.

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

Liquidity and Capital Resources

Our cash needs have primarily been for (i) debt service on our senior notes and our credit facility, (ii) capital expenditures, including leasehold improvements, fixtures and equipment for new stores, store relocations and expansions of our existing stores as well as improvements and new equipment for our distribution and corporate facilities and information systems, and (iii) working capital, including inventory to support our new and existing stores. We have historically financed these capital requirements from cash flows from operations and borrowings under our credit facility.

Cash and cash equivalents remained essentially unchanged for the first six months of fiscal 2004, compared to an increase of $2.0 million for the first six months of fiscal 2003.  Cash provided by operations was $6.4 million for the first six months of fiscal 2004, a decrease of $5.3 million from the $11.6 million for the first six months of fiscal 2003.  The lower cash from operations was primarily due to the lower amount of net income and the increase in inventories.  During the first six months of fiscal 2004 and 2003, we used our cash provided by operations primarily to pay for capital expenditures.

For the first six months of fiscal 2004, we spent $6.4 million on capital expenditures, including approximately $4.4 million on furniture, fixtures and leasehold improvements principally for new store facilities, as well as improvements to existing stores, and approximately $2.0 million for our distribution and corporate facilities and information systems. This compares to $10.8 million in capital expenditures in the first six months of fiscal 2003, of which $7.3 million was spent for new store facilities and improvements to existing stores and retail locations, and $3.5 million for our distribution and corporate facilities and information systems.  The decrease in capital expenditures is due to several one-time projects completed in fiscal 2003 primarily relating to expanding the capacity and throughput of our distribution center and the rollout of our new proprietary point-of-sale system.

In March 2003, our Board of Directors approved a share repurchase program, under which we may repurchase up to $10.0 million of our outstanding common stock from time to time in private transactions or open market purchases though March 2005.  As of March 31, 2004, we have repurchased and retired 109,098 shares in the aggregate pursuant to this program at a total cost of approximately $2.5 million, for an average cost of $22.79 per share, including repurchases during the first six months ended March 31, 2004 of 42,544 shares of our common stock at a cost of approximately $1.0 million.  In addition, since March 31, 2004, we have repurchased an additional 26,608 shares at a cost of approximately $0.6 million, which amount includes a repurchase of an aggregate of 14,954 shares from Dan W. Matthias, our Chairman and Chief Executive Officer, and Rebecca C. Matthias, our President and Chief Operating Officer.  The indenture governing the New Senior Notes and the terms of our credit facility contain restrictions that place limits on certain payments by us, including payments to repurchase shares of our common stock. Our repurchases of common stock have been made in compliance with all restrictions under the indenture governing the New Senior Notes and the terms of our credit facility.

We have a $60 million credit facility maturing on September 15, 2004, which includes a $56.0 million borrowing base revolving line of credit and approximately $4 million to support a special purpose letter of credit facility.  The credit facility has an unused facility fee of 10 basis points per annum.  Interest on borrowings outstanding is currently based on the lender’s prime rate or, at our election, an alternative rate of LIBOR plus 200 basis points for all or part of the direct borrowings outstanding. At March 31, 2004, there were no direct borrowings under the credit facility.  Borrowings under the credit facility would have borne interest at the rate of between approximately 3.4% and 4.0% per annum as of March 31, 2004.  Amounts available for direct borrowings, net of letters of credit outstanding, are limited to the lesser of (a) the unused portion of the credit facility or (b) the Aggregate Adjusted Availability (“AAA”) as defined in the agreement based on a percentage of eligible inventory, receivables and cash. The credit facility is secured by a security interest in our accounts receivable, inventory, equipment, fixtures, cash and other assets. There are no financial covenant requirements in the agreement unless the AAA falls below $10.0 million. In such event, we would have to achieve minimum cash flow, as defined in the agreement, of not less than zero. During the first six months of fiscal 2004 and all of fiscal 2003, we always exceeded the minimum required AAA.  As of March 31, 2004, outstanding borrowings under the credit facility consisted of no direct borrowings and $3.9 million in letters of credit, with AAA and available borrowings of $52.1 million, compared to no direct borrowings and $3.9 million in letters of credit, with AAA and available borrowings of $52.1 million as of September 30, 2003. In addition, as of March 31, 2004 and September 30, 2003, pursuant to the special purpose letter of credit facility, we have an outstanding $3.3 million standby letter of credit to collateralize an outstanding industrial revenue bond and a $1.0 million standby letter of credit to collateralize a government mortgage note.

Our management believes that our current cash and working capital positions, expected operating cash flows and available borrowing capacity under the credit facility (including any successor credit facilities to our current facility which expires September 15, 2004) will be sufficient to fund our working capital, capital expenditures and debt repayment requirements and to fund stock repurchases, if any, for the foreseeable future.  Management also believes that either the existing credit facility will renew or a successor to the existing credit facility will be effective upon the maturation of the existing facility.

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

Inventories.   We value our inventories, which consist primarily of maternity apparel, at the lower of cost or market. Cost is determined on the first-in, first-out method (FIFO) and includes the cost of merchandise, freight, duty and broker fees.  A periodic review of inventory quantities on hand is performed in order to determine if inventory is properly valued at the lower of cost or market. Factors related to current inventories such as future consumer demand and fashion trends, current aging, current analysis of merchandise based on receipt date, current and anticipated retail markdowns or wholesale discounts, and class or type of inventory are analyzed to determine estimated net realizable values.  Criteria utilized by the Company to quantify aging trends include factors such as the amount of merchandise received within the past twelve months, merchandise received more than one year before with quantities on-hand in excess of 12 months of sales, and merchandise currently selling below cost.  A provision is recorded to reduce the cost of inventories to the estimated net realizable values, if required. Inventories as of March 31, 2004 and September 30, 2003 totaled $86.7 million and $84.5 million, respectively, representing approximately 34.7% and 34.3% of total assets, respectively. Given the significance of inventories to the Company’s Consolidated Financial Statements, the determination of net realizable values is considered to be a critical accounting estimate. Any significant unanticipated changes in the factors noted above could have a significant impact on the value of our inventories and our reported operating results.

Long-Lived Assets.   Our long-lived assets consist principally of store leasehold improvements and are included in the “Property, Plant and Equipment, net” line item in our consolidated balance sheets. These long-lived assets are recorded at cost and are amortized using the straight-line method over the lesser of the applicable store lease term or the estimated useful life of the leasehold improvements.  The typical initial lease term for our stores averages from seven to ten years.  Net property, plant and equipment as of March 31, 2004 and September 30, 2003 totaled $58.4 million and $57.8 million, respectively, representing approximately 23.3% and 23.4% of total assets, respectively.

In assessing potential impairment of these assets, we periodically evaluate the historical and forecasted operating results and cash flows on a store-by-store basis. Newly opened stores may take time to generate positive operating and cash flow results. Factors such as (i) store type, that is, company store or leased department, (ii) store concept, that is, Motherhood, Mimi Maternity, or A Pea in the Pod, (iii) store location, for example, urban area versus suburb, (iv) current marketplace awareness of our brands, (v) local customer demographic data and (vi) current fashion trends are all considered in determining the time frame required for a store to achieve positive financial results, which is assumed to be within two years from the date a store location is opened.  If economic conditions are substantially different from our expectations, the carrying value of certain of our long-lived assets may become impaired.  As a result of our impairment assessment, we recorded write-downs of long-lived assets of $173,000 for the first six months of fiscal 2004 and $89,000 for the first six months of fiscal 2003.

Goodwill.  The purchase method of accounting for business combinations requires the use of estimates and judgments to allocate the purchase price paid for acquisitions to the fair value of the net tangible and identifiable intangible assets.  Goodwill represents the excess of the aggregate purchase price over the fair value of net assets acquired in business combinations and is separately disclosed in our consolidated balance sheet.  As of both March 31, 2004 and September 30, 2003, goodwill totaled $50.4 million, representing approximately 20.2% and 20.4% of total assets, respectively.  In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 142, “Goodwill and Other Intangible Assets.” SFAS 142 requires that goodwill no longer be amortized, but instead be tested for impairment at least annually or as impairment indicators arise. Prior to our adoption of SFAS 142 on October 1, 2001, goodwill was amortized using the straight-line method over a period of 20 years.

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

The temporary differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income. Actual results could differ from this assessment if adequate taxable income is not generated in future periods. Net deferred tax assets as of March 31, 2004 and September 30, 2003 totaled $18.3 million and $18.2 million, respectively, representing approximately 7.3% and 7.4% of total assets, respectively. To the extent we believe that recovery of the deferred tax assets is not more likely than not, we must establish a valuation allowance. To the extent we establish a valuation allowance or change the allowance in a period, income tax expense will be impacted.

Accounting for Contingencies.  From time to time, we are named as a defendant in legal actions arising from our normal business activities.  We account for contingencies such as these in accordance with SFAS 5, “Accounting for Contingencies.”  SFAS 5 requires us to record an estimated loss contingency when information available prior to issuance of our financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated.  SFAS 5 further states that when there is a range of loss and no amount within that range is a better estimate than any other, then the minimum amount of the range shall be accrued.  Accounting for contingencies arising from contractual or legal proceedings requires Company management to use its best judgment when estimating an accrual related to such contingencies, which includes consultation with the Company’s legal counsel.  As of March 31, 2004, included in our accruals for loss contingencies is $0.6 million in connection with the previously disclosed employment-related action filed against us in Washington.  As additional information becomes known, our accrual for a loss contingency could fluctuate, thereby creating variability in our results of operations from period to period. Likewise, an actual loss arising from a loss contingency which significantly exceeds the amount accrued for in our financial statements could have a material adverse impact on our operating results for the period in which such actual loss becomes known.

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

At March 31, 2004, the principal components of our debt portfolio were the $125.0 million of New Senior Notes due 2010 and the $60 million credit facility, both of which are denominated in U.S. dollars.  The fair value of the debt portfolio is referred to as the “debt value.”  The New Senior Notes bear interest at a fixed rate of 11¼%.  While a change in market interest rates would not affect the interest incurred or cash flow related to this fixed rate portion of the debt portfolio, the debt value would be affected.

Our revolving credit facility carries a variable interest rate that is tied to market indices.  At March 31, 2004, we had no direct borrowings and $3.9 million of letters of credit outstanding under our credit facility (plus an additional $4.3 million of letters of credit outstanding under a special purpose letter of credit facility).  Borrowings under the credit facility would have borne interest at a rate between approximately 3.4% and 4.0% per annum as of March 31, 2004.  Any future borrowings under the credit facility would, to the extent of outstanding borrowings, be affected by changes in market interest rates. A change in market interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the value of the financial instrument.

The sensitivity analysis as it relates to the fixed portion of our debt portfolio assumes an instantaneous 100 basis point change in interest rates from their levels as of March 31, 2004 with all other variables held constant.  A 100 basis point increase in market interest rates would result in a decrease in the value of the debt by approximately $5.4 million as of March 31, 2004.  A 100 basis point decline in market interest rates would cause the debt value to increase by approximately $5.7 million as of March 31, 2004.

Based on the variable rate debt included in our debt portfolio as of March 31, 2004, a 100 basis point increase in interest rates would result in additional interest incurred for the year of less than $0.1 million. A 100 basis point decrease in interest rates would correspondingly lower our interest expense for the year by less than $0.1 million.

Other than as described above, we do not believe that the market risk exposure on other financial instruments is material.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.   Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.   These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Securities Exchange Act of 1934 is accumulated and communicated to our management on a timely basis to allow decisions regarding required disclosure.  We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2004. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2004, these controls and procedures were effective.

(b) Change in Internal Controls.   There have been no changes in internal controls over financial reporting identified in connection with the foregoing evaluation that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are named as a defendant in legal actions arising from our normal business activities. Although the amount of any liability that could arise with respect to currently pending actions cannot be accurately predicted, we do not believe that the resolution of any pending action will have a material adverse effect on our financial position, results of operations or liquidity.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table provides information about purchases by us during the quarter ended March 31, 2004 of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934:

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of a Publicly Announced Program (1)	(d) Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
Month # 1 January 1 to January 31, 2004	25,894	$24.09	108,998	$7,515,635
Month # 2 February 1 to February 29, 2004	100	$24.84	109,098	$7,513,151
Month # 3 March 1 to March 31, 2004	—	—	109,098	$7,513,151
Total	25,994	$24.09	109,098	$7,513,151

(1) As of March 31, 2004, we had repurchased an aggregate of 109,098 shares at a total cost of approximately $2.5 million pursuant to the repurchase program that we publicly announced in March 2003.

(2) On March 6, 2003, we announced that our board of directors had approved a share repurchase program under which we may buy up to $10.0 million of our outstanding common stock from time to time in open market purchases or through private transactions until March 2005.

Item 4. Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Stockholders held on January 22, 2004, the stockholders of the Company elected two directors of the Company and ratified the Audit Committee’s appointment of KPMG LLP as the Company’s independent auditors for the fiscal year ending September 30, 2004.  The shareholders voted 4,073,957 shares for, 222,676 shares against, and 24 shares abstained for the ratification of the appointment of KPMG LLP.

Mr. Dan W. Matthias and Mr. Elam M. Hitchner, III were elected to serve as directors at the meeting.  The voting results were 3,917,371 shares for and 379,287 shares abstained for Mr. Matthias and 3,801,560 shares for and 495,098 shares abstained for Mr. Hitchner.  Rebecca C. Matthias, Joseph A. Goldblum, David Schlessinger, William A. Schwartz, Jr. and Stanley C. Tuttleman continue to serve their terms as directors.

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits.

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Executive Vice President-Chief Financial Officer Pursuant of Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Executive Vice President-Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Section Sarbanes-Oxley Act of 2002.

(b)   Reports on Form 8-K.

As of the date of filing of this Form 10-Q, the Company did not file any Current Reports on Form 8-K during or after the second quarter of fiscal 2004.  The following is a list of Current Reports on Form 8-K furnished by the Company during the second quarter of fiscal 2004:

The Company furnished a Current Report on Form 8-K dated January 8, 2004, under Item 12 — Results of Operations and Financial Condition, announcing that it had issued a press release on January 8, 2004, discussing its sales results for both the month of December 2003 and for the first quarter of fiscal year 2004 ended December 31, 2003.

The Company furnished a Current Report on Form 8-K dated January 27, 2004, under Item 12 — Results of Operations and Financial Condition, disclosing that it issued a press release and held a broadly accessible conference call to discuss its financial results for its first fiscal quarter of fiscal year 2004 ended December 31, 2003.

The following is a list of Current Reports on Form 8-K furnished by the Company after the second quarter of fiscal 2004 and prior to the filing of this Form 10-Q:

The Company furnished a Current Report on Form 8-K dated April 8, 2004, under Item 12 — Results of Operations and Financial Condition, announcing that it had issued a press release on April 8, 2004, discussing its sales results for both the month of March 2004 and for the second quarter of fiscal year 2004 ended March 31, 2004.

The Company furnished a Current Report on Form 8-K dated April 27, 2004, under Item 12 — Results of Operations and Financial Condition, announcing that it had issued a press release and held a broadly accessible conference call to discuss its financial results for its second fiscal quarter of fiscal year 2004 ended March 31, 2004.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOTHERS WORK, INC.

Date: May 17, 2004	By:	/s/ DAN W. MATTHIAS
Dan W. Matthias
Chairman of the Board and Chief Executive Officer

Date: May 17, 2004	By:	/s/ EDWARD M. KRELL
Edward M. Krell
Executive Vice President— Chief Financial Officer