Form 10-Q
period 2004-06-30
MOTHERS WORK INC
filed 2004-08-16
CIK 896985

United States
Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

or

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

(215) 873-2200
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value —5,205,814 shares outstanding as of August 13, 2004

MOTHERS WORK, INC. AND SUBSIDIARIES

ii

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

MOTHERS WORK, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30, 2004	September 30, 2003
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$29,734	$20,731
Trade receivables	3,151	2,385
Inventories	88,448	84,505
Deferred income taxes	4,688	4,655
Prepaid expenses and other current assets	4,838	5,166
Total Current Assets	130,859	117,442
Property, Plant and Equipment, net	59,284	57,811
Assets Held for Sale	1,200	1,200
Other Assets:
Goodwill	50,389	50,389
Deferred financing costs, net of accumulated amortization of $1,157 and $852	3,774	4,080
Other intangible assets, net of accumulated amortization of $2,557 and $2,447	959	1,126
Deferred income taxes	13,779	13,586
Other non-current assets	961	969
Total Other Assets	69,862	70,150
Total Assets	$261,205	$246,603
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Line of credit borrowings	$—	$—
Current portion of long-term debt	279	279
Accounts payable	20,276	19,585
Accrued expenses and other current liabilities	36,233	31,346
Total Current Liabilities	56,788	51,210
Long-Term Debt	127,764	127,768
Deferred Rent	6,884	6,234
Total Liabilities	191,436	185,212

Commitments and Contingencies (Note 8)

Stockholders’ Equity:
Preferred Stock, 2,000,000 shares authorized
Series A cumulative convertible preferred stock, $.01 par value; 41,000 shares authorized, none outstanding	—	—
Series B junior participating preferred stock, $.01 par value; 300,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value; 20,000,000 shares authorized, 5,192,353 and 5,231,114 shares issued and outstanding, respectively	52	52
Additional paid-in capital	62,448	63,559
Retained earnings (accumulated deficit)	7,269	(2,220)
Total Stockholders’ Equity	69,769	61,391
Total Liabilities and Stockholders’ Equity	$261,205	$246,603

The accompanying notes are an integral part of these Consolidated Financial Statements.

MOTHERS WORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Net sales	$139,558	$132,403	$397,056	$370,047
Cost of goods sold	60,798	56,706	182,189	168,727
Gross profit	78,760	75,697	214,867	201,320
Selling, general and administrative expenses	63,421	58,420	187,971	170,579
Operating income	15,339	17,277	26,896	30,741
Interest expense, net	3,688	3,633	11,081	10,787
Income before income taxes	11,651	13,644	15,815	19,954
Income tax provision	4,660	5,275	6,326	7,642
Net income	$6,991	$8,369	$9,489	$12,312

Income per share—Basic	$1.34	$1.60	$1.82	$2.35
Average shares outstanding—Basic	5,201	5,239	5,215	5,240
Income per share—Diluted	$1.28	$1.50	$1.72	$2.18
Average shares outstanding—Diluted	5,480	5,570	5,530	5,651

The accompanying notes are an integral part of these Consolidated Financial Statements.

MOTHERS WORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended June 30,
	2004	2003
Cash Flows from Operating Activities
Net income	$9,489	$12,312
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,509	7,351
Loss on impairment of long-lived assets	470	89
Loss on disposal of assets	381	156
Accretion of discount on senior notes	110	100
Deferred income tax provision (benefit)	(226)	2,307
Tax benefit from exercise of stock options	225	478
Amortization of deferred financing costs	306	284
Provision for deferred rent	457	443
Other	194	—
Changes in assets and liabilities:
Decrease (increase) in —
Trade receivables	(766)	(290)
Inventories	(3,942)	(5,378)
Prepaid expenses and other current assets	1,125	(385)
Increase in —
Accounts payable, accrued expenses and other current liabilities	1,537	10,687
Net cash provided by operating activities	16,869	28,154

Cash Flows from Investing Activities
Capital expenditures	(10,180)	(15,979)
Purchase of intangible assets	(22)	(180)
Net cash used in investing activities	(10,202)	(16,159)

Cash Flows from Financing Activities
Increase in cash overdrafts	5,345	1,334
Repayment of long-term debt	(115)	(212)
Repurchase of common stock	(1,775)	(1,467)
Payout for redeemed Series A Preferred Stock	(1,363)	(1,310)
Payment of issuance costs of long-term debt	—	(242)
Payment of issuance costs of common stock	—	(210)
Proceeds from exercise of stock options	244	495
Net cash provided by (used in) financing activities	2,336	(1,612)
Net Increase in Cash and Cash Equivalents	9,003	10,383
Cash and Cash Equivalents, Beginning of Period	20,731	14,759
Cash and Cash Equivalents, End of Period	$29,734	$25,142

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$7,256	$6,793
Cash paid for income taxes	$2,820	$2,529

The accompanying notes are an integral part of these Consolidated Financial Statements.

MOTHERS WORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

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

2.   EARNINGS PER SHARE (EPS)

The Company follows Statement of Financial Accounting Standards (“SFAS”) 128, “Earnings Per Share.”  Basic earnings per share (“Basic EPS”) is computed by dividing net income by the weighted average number of common shares outstanding.  Diluted earnings per share (“Diluted EPS”) is computed by dividing net income by the weighted average number of shares of common stock outstanding, after giving effect to the potential dilution from the exercise of securities, such as stock options and warrants, into shares of common stock as if those securities were exercised.

The following tables summarize the Basic EPS and Diluted EPS calculation (in thousands, except per share amounts):

	Three Months Ended June 30, 2004			Three Months Ended June 30, 2003
	Net Income	Shares	EPS	Net Income	Shares	EPS
Basic EPS	$6,991	5,201	$1.34	$8,369	5,239	$1.60
Incremental shares from the assumed exercise of outstanding stock options and warrants	—	279		—	331
Diluted EPS	$6,991	5,480	$1.28	$8,369	5,570	$1.50

	Nine Months Ended June 30, 2004			Nine Months Ended June 30, 2003
	Net Income	Shares	EPS	Net Income	Shares	EPS
Basic EPS	$9,489	5,215	$1.82	$12,312	5,240	$2.35
Incremental shares from the assumed exercise of outstanding stock options and warrants	—	315		—	411
Diluted EPS	$9,489	5,530	$1.72	$12,312	5,651	$2.18

For the three months ended June 30, 2004 and 2003, options to purchase 436,350 and 264,450 shares, respectively, were excluded from the calculation of Diluted EPS as their effect would have been antidilutive. For the nine months ended June 30, 2004 and 2003, options to purchase 328,250 and 232,083 shares, respectively, were excluded from the calculation of Diluted EPS as their effect would have been antidilutive.  These options could potentially dilute EPS in the future.

In March 2003, the Board of Directors approved a share repurchase program under which the Company may repurchase up to $10,000,000 of its outstanding common stock from time to time until March 2005.  Pursuant to this program, the Company had repurchased 142,269 shares of its common stock at a cost of $3,243,000 through June 30, 2004, including repurchases during the nine months ended June 30, 2004 of 75,715 shares of its common stock at a cost of $1,775,000.

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

		Three Months Ended June 30,		Nine Months Ended June 30,
		2004	2003	2004	2003
Net income, as reported		$6,991	$8,369	$9,489	$12,312
Deduct:	Total stock-based employee compensation expense determined under the fair value-based method for all grants, net of tax	(251)	(198)	(1,153)	(2,709)
Pro forma net income		$6,740	$8,171	$8,336	$9,603

Basic EPS:
As reported		$1.34	$1.60	$1.82	$2.35
Pro forma		$1.30	$1.56	$1.60	$1.83

Diluted EPS:
As reported		$1.28	$1.50	$1.72	$2.18
Pro forma		$1.24	$1.49	$1.52	$1.74

Pro forma Diluted EPS is computed by dividing pro forma net income by the pro forma weighted average number of shares outstanding after giving effect to the potential dilution from the exercise of securities, such as stock options, into shares of common stock as if those securities were exercised as of the beginning of the period presented.

The weighted average fair value of the options granted during the three and nine months ended June 30, 2004 was estimated at $15.14 and $16.25 per share, respectively.  For the three and nine month periods ended June 30, 2003, the weighted average fair value of the options granted during those periods was estimated at $15.98 and $23.37 per share, respectively. The weighted average fair value is calculated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Dividend yield	None	None	None	None
Expected price volatility	60.7%	61.9%	61.7%	61.3%
Risk-free interest rates	4.5%	3.3%	3.8%	3.8%
Expected lives	8.0 years	8.0 years	8.0 years	8.0 years

4.   INVENTORIES

Inventories were comprised of the following (in thousands):

	June 30, 2004	September 30, 2003
Finished goods	$76,230	$73,583
Work-in-progress	3,743	2,778
Raw materials	8,475	8,144
	$88,448	$84,505

5.   ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities were comprised of the following (in thousands):

	June 30, 2004	September 30, 2003
Salaries, wages, and employee benefits	$6,770	$8,089
Income taxes payable	5,570	1,991
Interest	5,872	2,356
Sales taxes	2,171	2,306
Insurance	2,745	2,135
Rent	685	802
Audit and legal	2,586	2,368
Reserves recorded in the iMaternity acquisition (Note 6)	1,009	1,593
Remaining payout for redemption of Series A Preferred Stock	1,052	2,415
Accrued store construction costs	1,694	1,991
Gift certificates and store credits	2,433	1,988
Other	3,646	3,312
	$36,233	$31,346

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

At June 30, 2004, the remaining iMaternity acquisition reserves consisted of: (a) lease termination fees of $342,000 related to the planned store closures; (b) the severance reserve outstanding of $450,000 that reflects the remainder of a non-compete and severance arrangement with a former executive of iMaternity that is payable ratably on a monthly basis through September 2006; and (c) the reserve for exit costs of $217,000 that is principally for the expected costs related to the Costa Rican properties.

A summary of the charges incurred and the reserve balances in connection with the iMaternity acquisition exit/restructuring activities as of September 30, 2003 and for the first nine months of fiscal 2004 is as follows (in thousands):

	Balance as of September 30, 2003	Charges During the Nine Months Ended June 30, 2004	Balance as of June 30, 2004
Lease termination fees	$668	$(326)	$342
Severance	600	(150)	450
Exit and other costs	325	(108)	217
	$1,593	$(584)	$1,009

7.   GUARANTOR SUBSIDIARIES

Pursuant to the terms of the indenture relating to the $125,000,000 of 11¼% Senior Notes due 2010 (the “New Senior Notes”), each of the domestic subsidiaries of Mothers Work, Inc. (the “Guarantor Subsidiaries”) has jointly and severally provided an unconditional guarantee of the obligations of Mothers Work with respect to the New Senior Notes. There are no restrictions on any of the assets of the Guarantor Subsidiaries which would limit their ability to transfer funds to Mothers Work in the form of loans, advances or cash dividends, except as provided by applicable law.  None of the Company’s foreign subsidiaries (the “Non-Guarantor Subsidiaries”) have guaranteed the New Senior Notes.  The condensed consolidating financial information for the Company, the Guarantor Subsidiaries, and the Company’s Non-Guarantor Subsidiaries as of and for the nine months ended June 30, 2004 as presented below has been prepared from the books and records maintained by the Guarantor Subsidiaries and the Company. The condensed financial information may not be necessarily indicative of the results of operations or financial position had the Guarantor Subsidiaries operated as independent entities. Certain intercompany revenues included in the subsidiary records are eliminated in consolidation. As a result of this activity, an amount due to/due from parent will exist at any time.

Mothers Work, Inc.

Condensed Consolidating Balance Sheet

June 30, 2004

(unaudited)

(in thousands)

	Mothers Work (Parent Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries (Foreign Operations)	Consolidating Eliminations	Mothers Work Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$29,159	$45	$530	$—	$29,734
Trade receivables	3,112	—	39	—	3,151
Inventories	87,303	—	1,145	—	88,448
Deferred income taxes	4,688	—	—	—	4,688
Prepaid expenses and other current assets	4,838	—	—	—	4,838
Total Current Assets	129,100	45	1,714	—	130,859
Property, Plant and Equipment, net	58,186	—	1,098	—	59,284
Assets Held for Sale	—	—	1,200	—	1,200
Other Assets	69,862	—	—	—	69,862
Investments in and Advances to (from) Affiliates	(9,359)	205,494	(2,901)	(193,234)	—
Total Assets	$247,789	$205,539	$1,111	$(193,234)	$261,205

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Line of credit borrowings	$—	$—	$—	$—	$—
Current portion of long-term debt	279	—	—	—	279
Accounts payable	20,238	38	—	—	20,276
Accrued expenses and other current liabilities	22,936	12,857	440	—	36,233
Total Current Liabilities	43,453	12,895	440	—	56,788
Long-Term Debt	127,764	—	—	—	127,764
Deferred Rent	6,803	—	81	—	6,884
Total Liabilities	178,020	12,895	521	—	191,436

Total Stockholders’ Equity	69,769	192,644	590	(193,234)	69,769
Total Liabilities and Stockholders’ Equity	$247,789	$205,539	$1,111	$(193,234)	$261,205

Mothers Work, Inc.

Consolidating Statement of Operations

For The Nine Months Ended June 30, 2004

(unaudited)

(in thousands)

	Mothers Work (Parent Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries (Foreign Operations)	Consolidating Eliminations	Mothers Work Consolidated
Net sales	$391,802	$28,021	$5,254	$(28,021)	$397,056
Cost of goods sold	180,107	—	2,082	—	182,189
Gross profit	211,695	28,021	3,172	(28,021)	214,867
Selling, general and administrative expenses	213,256	102	2,634	(28,021)	187,971
Operating income (loss)	(1,561)	27,919	538	—	26,896
Interest expense, net	11,081	—	—	—	11,081
Equity in earnings of subsidiaries	28,457	—	—	(28,457)	—
Income before income taxes	15,815	27,919	538	(28,457)	15,815
Income tax provision	6,326	9,772	207	(9,979)	6,326
Net income	$9,489	$18,147	$331	$(18,478)	$9,489

Mothers Work, Inc.

Consolidating Statement of Cash Flow

For The Nine Months Ended June 30, 2004

(unaudited)

(in thousands)

	Mothers Work (Parent Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries (Foreign Operations)	Consolidating Eliminations	Mothers Work Consolidated
Cash Flows from Operating Activities
Net income	$9,489	$18,147	$331	$(18,478)	$9,489
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,261	—	248	—	7,509
Loss on impairment of long-lived assets	470	—	—	—	470
Loss on disposal of assets	381	—	—	—	381
Accretion of discount on senior notes	110	—	—	—	110
Deferred income tax benefit	(226)	—	—	—	(226)
Tax benefit from exercise of stock options	225	—	—	—	225
Amortization of deferred financing costs	306	—	—	—	306
Provision for deferred rent	415	—	42	—	457
Other	194	—	—	—	194
Changes in assets and liabilities:
Decrease (increase) in—
Trade receivables	(735)	—	(31)	—	(766)
Inventories	(4,081)	—	139	—	(3,942)
Prepaid expenses and other current assets	1,679	—	(554)	—	1,125
Investments in and advances to (from) affiliates	525	(19,003)	—	18,478	—
Increase in—
Accounts payable, accrued expenses and other current liabilities	480	868	189	—	1,537
Net cash provided by operating activities	16,493	12	364	—	16,869
Cash Flows from Investing Activities
Capital expenditures	(9,883)	—	(297)	—	(10,180)
Purchase of intangible assets	(22)	—	—	—	(22)
Net cash used in investing activities	(9,905)	—	(297)	—	(10,202)
Cash Flows from Financing Activities
Increase in cash overdrafts	5,345	—	—	—	5,345
Repayment of long-term debt	(115)	—	—	—	(115)
Repurchase of common stock	(1,775)	—	—	—	(1,775)
Payout for redeemed Series A Preferred Stock	(1,363)	—	—	—	(1,363)
Proceeds from exercise of stock options	244	—	—	—	244
Net cash provided by financing activities	2,336	—	—	—	2,336
Net Increase in Cash and Cash Equivalents	8,924	12	67	—	9,003
Cash and Cash Equivalents, Beginning of Period	20,235	33	463	—	20,731
Cash and Cash Equivalents, End of Period	$29,159	$45	$530	$—	$29,734

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following tables set forth certain operating data from our consolidated statements of operations as a percentage of net sales and as a percentage change for the periods indicated:

	Percentage of Net Sales (*)				% Period to Period Increase (Decrease)
	Three Months Ended June 30,		Nine Months Ended June 30,		Three Months Ended June 30,	Nine Months Ended June 30,
	2004	2003	2004	2003	2004 vs. 2003	2004 vs. 2003
Net sales	100.0%	100.0%	100.0%	100.0%	5.4%	7.3%
Cost of goods sold	43.6	42.8	45.9	45.6	7.2	8.0
Gross profit	56.4	57.2	54.1	54.4	4.0	6.7
Selling, general and administrative expenses	45.4	44.1	47.3	46.1	8.6	10.2
Operating income	11.0	13.0	6.8	8.3	(11.2)	(12.5)
Interest expense, net	2.6	2.7	2.8	2.9	1.5	2.7
Income before income taxes	8.3	10.3	4.0	5.4	(14.6)	(20.7)
Income tax provision	3.3	4.0	1.6	2.1	(11.7)	(17.2)
Net income	5.0%	6.3%	2.4%	3.3%	(16.5)%	(22.9)%

(*)  Components may not add or subtract to totals due to rounding.

The following tables set forth certain information concerning the number of our retail locations, including stores and leased maternity departments, for the periods indicated:

	Three Months Ended
	June 30, 2004			June 30, 2003
Retail Locations	Stores	Leased Departments	Total Retail Locations	Stores	Leased Departments	Total Retail Locations
Beginning of period	877	155	1,032	801	148	949
Opened	23	71	94	25	5	30
Closed	(17)	—	(17)	(5)	(2)	(7)
End of period	883	226	1,109	821	151	972

	Nine Months Ended
	June 30, 2004			June 30, 2003
Retail Locations	Stores	Leased Departments	Total Retail Locations	Stores	Leased Departments	Total Retail Locations
Beginning of period	851	155	1,006	763	146	909
Opened	69	74	143	73	9	82
Closed	(37)	(3)	(40)	(15)	(4)	(19)
End of period	883	226	1,109	821	151	972

Three Months Ended June 30, 2004 and 2003

Net Sales.  Our net sales for the third quarter of our fiscal year ended September 30, 2004 (fiscal 2004) increased 5.4%, a $7.2 million increase, to $139.6 million from $132.4 million for the third quarter of our fiscal year ended September 30, 2003 (fiscal 2003).  Net sales for the third quarter increased primarily due to the addition of new stores, partially offset by a decrease in comparable store sales.  We ended the third quarter of fiscal 2004 with 1,109 total retail locations compared to 972 locations at June 30, 2003.  For the quarter ended June 30, 2004, we opened 23 new stores, including 4 new multi-brand stores, and closed 17 stores, with 8 of these closings related to our openings of multi-brand stores.  In addition, during the third quarter of fiscal 2004, we opened 71 new leased department locations in Sears® stores to replace the existing maternity lines in these stores.  These leased departments in Sears offer our new Two Hearts Maternity™ collection, made exclusively by us for Sears. Comparable store sales decreased 5.0% during the third quarter of fiscal 2004 (based on 855 retail locations) versus a comparable store sales decrease of 0.4% during the third quarter of fiscal 2003 (based on 821 retail locations), reflecting the impact of increased competition in the maternity apparel market.  We estimate that there are over 1,000 more competitor locations compared to a year ago.  We believe this increased competition caused an oversupply of Spring maternity apparel in the market and that the increasingly deep markdowns taken by our competitors to stimulate sales and clear Spring inventories further adversely affected our net sales for the third quarter.

Gross Profit.  Our gross profit for the third quarter of fiscal 2004 increased by 4.0%, a $3.1 million increase, to $78.8 million from $75.7 million for the third quarter of fiscal 2003, reflecting the increase in net sales, partially offset by a reduction in gross margin. Gross profit as a percentage of net sales (gross margin) for the third quarter of fiscal 2004 decreased by 74 basis points (0.74 percentage points of net sales) to 56.4% from 57.2% for the third quarter of fiscal 2003.  The decrease in gross margin versus last year primarily reflects the aggressive markdowns we recognized in the third quarter compared to last year, to stimulate sales of slower-moving styles and manage overall inventory levels.

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses for the third quarter of fiscal 2004 increased by 8.6%, a $5.0 million increase, to $63.4 million from $58.4 million for the third quarter of fiscal 2003. Compared to the third quarter of fiscal 2003, store rent and related expenses increased by $2.7 million and store wages and related benefits costs increased by $1.4 million for the third quarter of fiscal 2004, primarily resulting from our new store openings during the past twelve months.  As a percentage of net sales, selling, general and administrative expenses increased to 45.4% for the third quarter of fiscal 2004 compared to 44.1% for the third quarter of fiscal 2003.  This increase was principally due to increased store rent and, to a lesser extent, increased store payroll expense ratios resulting from the negative 5.0% comparable store sales for the quarter, partially offset by lower employee benefits and legal expense ratios.

 Operating Income.  Our operating income for the third quarter of fiscal 2004 decreased by 11.2%, a $1.9 million decrease, to $15.3 million from $17.3 million for the third quarter of fiscal 2003, due to decreased gross margin and increased operating expenses, which more than offset the impact of increased sales volume.  Operating income as a percentage of net sales for the third quarter of fiscal 2004 decreased to 11.0% from 13.0% for the third quarter of fiscal 2003, reflecting decreased gross margin and increased operating expense ratios.

Interest Expense, Net.  Our interest expense, net of investment income, for the third quarter of fiscal 2004 increased by 1.5%, a $0.1 million increase, to $3.7 million from $3.6 million for the third quarter of fiscal 2003.

Income Taxes.   Our income tax provision for the third quarter of fiscal 2004 reflects a 40.0% effective tax rate, which we expect to approximate our effective tax rate for the full year fiscal 2004.  This compares to a 38.7% effective tax rate provision for the third quarter of fiscal 2003. This increase is due to a projected increase in our composite estimated effective state income tax rate for the full year fiscal 2004.  For the full year fiscal 2003, our effective income tax rate was 38.5%.

Net Income.   Net income for the third quarter of fiscal 2004 was $7.0 million, or $1.28 per common share (diluted) compared to $8.4 million, or $1.50 per common share (diluted) for the third quarter of fiscal 2003, representing a 16.5% decrease in net income and a 14.7% decrease in diluted earnings per share.  Our average diluted shares outstanding of 5,480,000 for the third quarter of fiscal 2004 were 1.6% lower than the 5,570,000 shares for the third quarter of fiscal 2003.  This decrease in average diluted shares outstanding reflects our repurchase of shares of our common stock pursuant to our stock repurchase program, partially offset by the impact of stock option exercises.  As of June 30, 2004, we have repurchased 142,269 shares of our common stock pursuant to our share repurchase program, of which 33,171 shares were repurchased in the third quarter of fiscal 2004.

Nine Months Ended June 30, 2004 and 2003

Net Sales.  Our net sales for the first nine months of fiscal 2004 increased 7.3%, a $27.0 million increase, to $397.1 million from $370.0 million for the first nine months of fiscal 2003.  Net sales for the first nine months increased primarily due to the addition of new stores, partially offset by a decrease in comparable store sales.  For the nine months ended June 30, 2004, we opened 69 new stores, including 13 new multi-brand stores, and closed 37 stores, with 19 of these closings related to our openings of multi-brand stores, including the opening on March 4, 2004 in Danbury, Connecticut of our first Maternitymall Superstore™.  In addition, we opened 74 new leased departments during the first nine months of fiscal 2004, of which 71 were in Sears® stores.  Comparable store sales for the first nine months of fiscal 2004 decreased by 3.6% (based on 798 retail locations) versus a comparable store sales increase of 1.1% during the first nine months of fiscal 2003 (based on 722 retail locations), reflecting the impact of increased competition in the maternity apparel market and some weakness in the fashion portion of our product line earlier in the year. We estimate that there are over 1,000 more competitor locations compared to a year ago.

Gross Profit.   Our gross profit for the first nine months of fiscal 2004 increased 6.7%, a $13.5 million increase, to $214.9 million compared to $201.3 million for the first nine months of fiscal 2003, reflecting the increase in net sales partially offset by a decrease in gross profit margin. Gross profit as a percentage of net sales was 54.1% for the first nine months of fiscal 2004 compared to 54.4% for the first nine months of fiscal 2003.  The 29 basis point decrease in gross margin compared to last year primarily reflects the increased markdowns compared to last year, partially offset by the impact of increased revenue generated from our marketing partnership programs.

Selling, General and Administrative Expenses.   Our selling, general and administrative expenses for the first nine months of fiscal 2004 increased by 10.2%, a $17.4 million increase, to $188.0 million from $170.6 million for the first nine months of fiscal 2003. Compared to the first nine months of fiscal 2003, store rent and related expenses increased by $8.8 million and store wages and related benefits costs increased by $6.5 million, primarily resulting from our new store openings during the past twelve months.  As a percentage of net sales, selling, general and administrative expenses increased to 47.3% for the first nine months of fiscal 2004 compared to 46.1% for the first nine months of fiscal 2003.  This increased expense ratio for the first nine months of fiscal 2004 consisted primarily of increased store rent and store payroll expense ratios resulting from the negative 3.6% comparable store sales for the nine-month period, partially offset by lower legal expense and employee benefits expense ratios.  In addition, we incurred charges relating to store closings of $0.7 million for the first nine months of fiscal 2004 versus $0.2 million for the first nine months of fiscal 2003.

 Operating Income.   Our operating income for the first nine months of fiscal 2004 decreased by 12.5%, a $3.8 million decrease, to $26.9 million compared to $30.7 million in the first nine months of fiscal 2003, due to decreased gross margin and increased operating expenses, which more than offset the impact of increased sales volume.  Operating income as a percentage of net sales for the first nine months of fiscal 2004 decreased to 6.8% from 8.3% in the comparable period of fiscal 2003, reflecting our increased operating expense ratio and, to a much lesser extent, decreased gross margin.

Interest Expense, Net.   Our net interest expense for the first nine months of fiscal 2004 increased by 2.7%, or $0.3 million, to $11.1 million compared to $10.8 million for the first nine months of fiscal 2003.  Last year’s expense for the first nine months was reduced by a $0.3 million non-recurring interest expense credit related to our credit facility.

Income Taxes.   Our effective income tax rate was a provision of 40.0% for the first nine months of fiscal 2004 compared to 38.3% for the first nine months of fiscal 2003, due to a projected increase in our composite estimated effective state income tax rate for the full year fiscal 2004.  For the full year fiscal 2003, our effective income tax rate was 38.5%.

Net Income.   Net income for the first nine months of fiscal 2004 was $9.5 million, or $1.72 per common share (diluted) compared to $12.3 million, or $2.18 per common share (diluted) for the first nine months of fiscal 2003, representing a 22.9% decrease in net income and a 21.1% decrease in diluted earnings per share.  Our average diluted shares outstanding of 5,530,000 for the first nine months of fiscal 2004 were 2.1% lower than the 5,651,000 shares outstanding for the first nine months of fiscal 2003.  The decrease in average diluted shares outstanding reflects our repurchase of shares of our common stock pursuant to our stock repurchase program, partially offset by the impact of stock option and warrant exercises. As of June 30, 2004, we have repurchased 142,269 shares of our common stock pursuant to our share repurchase program, of which 75,715 shares were repurchased in the first nine months of fiscal 2004.

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

Cash and cash equivalents increased $9.0 million for the first nine months of fiscal 2004, a decrease of $1.4 million compared to the increase of $10.4 million for the first nine months of fiscal 2003.  Cash provided by operations of $16.9 million for the first nine months of fiscal 2004 decreased by $11.3 million, from the $28.2 million for the first nine months of fiscal 2003.  The decrease in cash from operations primarily reflects a lesser increase in current liabilities and reduced net income compared to last year.  During the first nine months of fiscal 2004 and 2003, we used our cash provided by operations primarily to pay for capital expenditures and, to a lesser extent, to increase our cash and cash equivalents.

For the first nine months of fiscal 2004, we spent $10.2 million on capital expenditures, including $7.7 million on furniture, fixtures and leasehold improvements principally for new store facilities, as well as improvements to existing stores, and $2.5 million for our distribution and corporate facilities and information systems. This compares to $16.0 million in capital expenditures in the first nine months of fiscal 2003, of which $11.1 million was spent for new store facilities and improvements to existing stores and retail locations, and $4.9 million for our distribution and corporate facilities and information systems.  The decrease in capital expenditures is due to reduced expenditures for store remodelings, relocations and expansions compared to last year and the completion last year of several projects relating to expanding the capacity and throughput of our distribution center and the rollout of our new proprietary point-of-sale system.

In March 2003, our Board of Directors approved a share repurchase program, under which we may repurchase up to $10.0 million of our outstanding common stock from time to time in private transactions or open market purchases until March 2005.  As of June 30, 2004, we have repurchased and retired 142,269 shares in the aggregate pursuant to this program at a total cost of $3.2 million, for an average cost of $22.79 per share, including repurchases during the first nine months ended June 30, 2004 of 75,715 shares of our common stock at a cost of $1.8 million.  The indenture governing the New Senior Notes and the terms of our credit facility contain restrictions that place limits on certain payments by us, including payments to repurchase shares of our common stock. Our repurchases of common stock have been made in compliance with all restrictions under the indenture governing the New Senior Notes and the terms of our credit facility.

Our $60 million existing credit facility, which previously had a maturity date of September 15, 2004, now matures on September 15, 2005 due to a renewal provision under the facility agreement.  In addition, we are currently negotiating a longer-term successor credit facility, which we expect to complete and to become effective within the next three months.  The existing credit facility includes a $56.0 million borrowing base revolving line of credit and approximately $4 million to support a special purpose letter of credit facility.  The existing credit facility has an unused facility fee of 10 basis points per annum.  Interest on borrowings outstanding is currently based on the lender’s prime rate or, at our election, an alternative rate of LIBOR plus 200 basis points for all or part of the direct borrowings outstanding. As of June 30, 2004, there were no direct borrowings under the credit facility.  Borrowings under the existing credit facility would have borne interest at the rate of between approximately 3.4% and 4.0% per annum as of June 30, 2004.  Amounts available for direct borrowings, net of letters of credit outstanding, are limited to the lesser of (a) the unused portion of the credit facility or (b) the Aggregate Adjusted Availability (“AAA”) as defined in the agreement based on a percentage of eligible inventory, receivables and cash. The credit facility is secured by a security interest in our accounts receivable, inventory, equipment, fixtures, cash and other assets. There are no financial covenant requirements in the agreement unless the AAA falls below $10.0 million. In such event, we would have to achieve minimum cash flow, as defined in the agreement, of not less than zero. During the first nine months of fiscal 2004 and all of fiscal 2003, we always exceeded the minimum required AAA.  As of June 30, 2004, outstanding borrowings under the credit facility consisted of no direct borrowings and $4.3 million in letters of credit, with AAA and available borrowings of $51.7 million, compared to no direct borrowings and $3.5 million in letters of credit, with AAA and available borrowings of $52.5 million as of September 30, 2003. In addition, as of June 30, 2004 and September 30, 2003, pursuant to the special purpose letter of credit facility, we have an outstanding $3.3 million standby letter of credit to collateralize an outstanding industrial revenue bond and a $1.0 million standby letter of credit to collateralize a government mortgage note.

Our management believes that our current cash and working capital positions, expected operating cash flows and available borrowing capacity under the credit facility (including any successor credit facilities to our current facility which expires September 15, 2005) will be sufficient to fund our working capital, capital expenditures and debt repayment requirements and to fund stock and/or debt repurchases, if any, for the foreseeable future.

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

Our significant accounting policies are described in Note 2 of “Notes to Consolidated Financial Statements” contained in our Annual Report on Form 10-K as filed for our fiscal year ended September 30, 2003.  We believe that the following discussion addresses our critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  If actual results were to differ significantly from estimates made, the reported results could be materially affected.  However, we are not currently aware of any reasonably likely events or circumstances that would result in materially different results.

Our senior management has reviewed these critical accounting policies and estimates and the related Management’s Discussion and Analysis with the Audit Committee of our Board of Directors.

Inventories.   We value our inventories, which consist primarily of maternity apparel, at the lower of cost or market. Cost is determined on the first-in, first-out method (FIFO) and includes the cost of merchandise, freight, duty and broker fees.  A periodic review of inventory quantities on hand is performed in order to determine if inventory is properly valued at the lower of cost or market. Factors related to current inventories such as future consumer demand and fashion trends, current aging, current analysis of merchandise based on receipt date, current and anticipated retail markdowns or wholesale discounts, and class or type of inventory are analyzed to determine estimated net realizable values.  Criteria utilized by us to quantify aging trends include factors such as the amount of merchandise received within the past twelve months, merchandise received more than one year before with quantities on-hand in excess of 12 months of sales, and merchandise currently selling below cost.  A provision is recorded to reduce the cost of inventories to the estimated net realizable values, if required. Inventories as of June 30, 2004 and September 30, 2003 totaled $88.4 million and $84.5 million, respectively, representing approximately 33.9% and 34.3% of total assets, respectively. Given the significance of inventories to our Consolidated Financial Statements, the determination of net realizable values is considered to be a critical accounting estimate. Any significant unanticipated changes in the factors noted above could have a significant impact on the value of our inventories and our reported operating results.

Long-Lived Assets.   Our long-lived assets consist principally of store leasehold improvements and are included in the “Property, Plant and Equipment, net” line item in our consolidated balance sheets. These long-lived assets are recorded at cost and are amortized using the straight-line method over the lesser of the applicable store lease term or the estimated useful life of the leasehold improvements.  The typical initial lease term for our stores averages from seven to ten years.  Net property, plant and equipment as of June 30, 2004 and September 30, 2003 totaled $59.3 million and $57.8 million, respectively, representing approximately 22.7% and 23.4% of total assets, respectively.

In assessing potential impairment of these assets, we periodically evaluate the historical and forecasted operating results and cash flows on a store-by-store basis. Newly opened stores may take time to generate positive operating and cash flow results. Factors such as (i) store type, that is, company store or leased department, (ii) store concept, that is, Motherhood, Mimi Maternity, or A Pea in the Pod, (iii) store location, for example, urban area versus suburb, (iv) current marketplace awareness of our brands, (v) local customer demographic data and (vi) current fashion trends are all considered in determining the time frame required for a store to achieve positive financial results, which is assumed to be within two years from the date a store location is opened.  If economic conditions are substantially different from our expectations, the carrying value of certain of our long-lived assets may become impaired.  As a result of our impairment assessment, we recorded write-downs of long-lived assets of $0.5 million for the first nine months of fiscal 2004 and $0.1 million for the first nine months of fiscal 2003.

Goodwill.  The purchase method of accounting for business combinations requires the use of estimates and judgments to allocate the purchase price paid for acquisitions to the fair value of the net tangible and identifiable intangible assets.  Goodwill represents the excess of the aggregate purchase price over the fair value of net assets acquired in business combinations and is separately disclosed in our consolidated balance sheet.  As of both June 30, 2004 and September 30, 2003, goodwill totaled $50.4 million, representing approximately 19.3% and 20.4% of total assets, respectively.  In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 142, “Goodwill and Other Intangible Assets.” SFAS 142 requires that goodwill no longer be amortized, but instead be tested for impairment at least annually or as impairment indicators arise. Prior to our adoption of SFAS 142 on October 1, 2001, goodwill was amortized using the straight-line method over a period of 20 years.

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

The temporary differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income. Actual results could differ from this assessment if adequate taxable income is not generated in future periods. Net deferred tax assets as of June 30, 2004 and September 30, 2003 totaled $18.5 million and $18.2 million, respectively, representing approximately 7.1% and 7.4% of total assets, respectively. To the extent we believe that recovery of the deferred tax assets is not more likely than not, we must establish a valuation allowance. To the extent we establish a valuation allowance or change the allowance in a period, income tax expense will be impacted.

Accounting for Contingencies.  From time to time, we are named as a defendant in legal actions arising from our normal business activities.  We account for contingencies such as these in accordance with SFAS 5, “Accounting for Contingencies.”  SFAS 5 requires us to record an estimated loss contingency when information available prior to issuance of our financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated.  An interpretation of SFAS 5 further states that when there is a range of loss and no amount within that range is a better estimate than any other, then the minimum amount of the range shall be accrued.  Accounting for contingencies arising from contractual or legal proceedings requires company management to use its best judgment when estimating an accrual related to such contingencies, which includes consultation with our outside legal counsel. As additional information becomes known, our accrual for a loss contingency could fluctuate, thereby creating variability in our results of operations from period to period. Likewise, an actual loss arising from a loss contingency which significantly exceeds the amount accrued for in our financial statements could have a material adverse impact on our operating results for the period in which such actual loss becomes known.

Forward-Looking Statements

Some of the information in this report, including the information incorporated by reference (as well as information included in oral statements or other written statements made or to be made by us), contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements involve a number of risks and uncertainties. A number of factors could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, but are not limited to: changes in consumer spending patterns, raw material price increases, consumer preferences and overall economic conditions, the impact of competition and pricing, availability of suitable store locations, continued availability of capital and financing, ability to hire and develop senior management and sales associates, ability to develop and source merchandise, ability to receive production from foreign sources on a timely basis, potential stock and/or debt repurchases, war or acts of terrorism and other factors referenced in our Annual Report on Form 10-K, including those set forth under the caption “Risk Factors.”

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

At June 30, 2004, the principal components of our debt portfolio were the $125.0 million of New Senior Notes due 2010 and the $60 million credit facility, both of which are denominated in U.S. dollars.  The fair value of the debt portfolio is referred to as the “debt value.”  The New Senior Notes bear interest at a fixed rate of 11¼%.  While a change in market interest rates would not affect the interest incurred or cash flow related to this fixed rate portion of the debt portfolio, the debt value would be affected.

Our revolving credit facility carries a variable interest rate that is tied to market indices.  At June 30, 2004, we had no direct borrowings and $4.3 million of letters of credit outstanding under our credit facility (plus an additional $4.3 million of letters of credit outstanding under a special purpose letter of credit facility).  Borrowings under the credit facility would have borne interest at a rate between approximately 3.4% and 4.0% per annum as of June 30, 2004.  Any future borrowings under the credit facility would, to the extent of outstanding borrowings, be affected by changes in market interest rates. A change in market interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the value of the financial instrument.

The sensitivity analysis as it relates to the fixed portion of our debt portfolio assumes an instantaneous 100 basis point change in interest rates from their levels as of June 30, 2004 with all other variables held constant.  A 100 basis point increase in market interest rates would result in a decrease in the value of the debt by approximately $5.3 million as of June 30, 2004.  A 100 basis point decline in market interest rates would cause the debt value to increase by approximately $5.5 million as of June 30, 2004.

Based on the variable rate debt included in our debt portfolio as of June 30, 2004, a 100 basis point increase in interest rates would result in additional interest incurred for the year of less than $0.1 million. A 100 basis point decrease in interest rates would correspondingly lower our interest expense for the year by less than $0.1 million.

Other than as described above, we do not believe that the market risk exposure on other financial instruments is material.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.   Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and

Exchange Commission’s rules and forms.  These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Securities Exchange Act of 1934 is accumulated and communicated to our management on a timely basis to allow decisions regarding required disclosure.  We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2004. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2004, these controls and procedures were effective.

(b) Change in Internal Controls.   There have been no changes in internal control over financial reporting identified in connection with the foregoing evaluation that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table provides information about purchases by us during the quarter ended June 30, 2004 of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (1)		Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
April 1 to April 30, 2004	27,270	(3)	$24.55	14,954	(3)	$7,150,517
May 1 to May 31, 2004	18,217		$21.60	18,217		$6,756,983
June 1 to June 30, 2004	—		—	—		$6,756,983
Total	45,487	(3)	$23.37	33,171	(3)	$6,756,983

(1) As of June 30, 2004, we had repurchased an aggregate of 142,269 shares at a total cost of approximately $3.2 million pursuant to the repurchase program that we publicly announced in March 2003.

(2) On March 6, 2003, we announced that our Board of Directors had approved a share repurchase program under which we may buy up to $10.0 million of our outstanding common stock from time to time in open market purchases or through private transactions until March 2005.

(3) Included in the 33,171 shares purchased by us during the quarter pursuant to a publicly announced program is an aggregate of 14,954 shares of our stock purchased by us from our Chief Executive Officer and our President in April 2004.  In addition to the 33,171 shares purchased by us during the quarter pursuant to a publicly announced program, we also received from our Chief Executive Officer and our President an aggregate of 12,316 shares of our stock in April 2004 as payment of the exercise price of employee stock options.

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

(b)   Reports on Form 8-K.

As of the date of filing of this Form 10-Q, the Company did not file any Current Reports on Form 8-K during or after the third quarter of fiscal 2004.  The following is a list of Current Reports on Form 8-K furnished by the Company during the third quarter of fiscal 2004:

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

The following is a list of Current Reports on Form 8-K furnished by the Company after the third quarter of fiscal 2004 and prior to the filing of this Form 10-Q:

The Company furnished a Current Report on Form 8-K dated July 8, 2004, under Item 12 — Results of Operations and Financial Condition, announcing that it had issued a press release on July 8, 2004, discussing its sales results for both the month of June 2004 and for the third quarter of fiscal year 2004 ended June 30, 2004.

The Company furnished a Current Report on Form 8-K dated July 27, 2004, under Item 12 — Results of Operations and Financial Condition, announcing that it had issued a press release and held a broadly accessible conference call to discuss its financial results for its third fiscal quarter of fiscal year 2004 ended June 30, 2004.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOTHERS WORK, INC.

Date: August 16, 2004	By:	/s/ DAN W. MATTHIAS

Dan W. Matthias
Chairman of the Board and Chief Executive Officer

Date: August 16, 2004	By:	/s/ EDWARD M. KRELL

Edward M. Krell
Executive Vice President— Chief Financial Officer