Form 10-K
period 2004-09-30
MOTHERS WORK INC
filed 2004-12-14
CIK 896985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2004
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
(Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes ☒ No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to $26.65, the price at which the common equity was last sold as of March 31, 2004 (the last business day of the Registrant’s most recently completed second fiscal quarter), was approximately $124,000,000.

On December 10, 2004, there were 5,225,495 shares of the Registrant’s common stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Stockholders scheduled to be held on January 21, 2005 are incorporated by reference into Part III of this Form 10-K.

PART I.

Item 1.    Business

General

We are the leading designer and retailer of maternity apparel in the United States, operating 1,115 retail locations, including 883 stores in all 50 states, Puerto Rico and Canada, and 232 leased departments. We design and contract manufacture approximately 90% of the merchandise we sell in our retail locations, predominantly under the Motherhood Maternity® (“Motherhood”), Mimi Maternity® (“Mimi”) and A Pea in the Pod® brands. We operate stores under four different retail concepts: Motherhood Maternity, Mimi Maternity, A Pea in the Pod and Destination Maternity™ and also sell our merchandise on the Internet at our MaternityMall.com™ and our chain-specific websites. Our strategy is to fulfill, in a high-service store environment, all of an expectant mother’s clothing needs, including casual and career wear, formal attire, lingerie, sportswear and outerwear. We use a vertically integrated business model to ensure that we offer the broadest assortment of in-stock, fashionable merchandise. Our three retail brands collectively target all of the price points in maternity apparel, ranging from Motherhood at value prices to A Pea in the Pod at luxury prices. In addition to our 883 stores, our retail locations include 232 leased departments located within department and specialty stores, which sell primarily Motherhood and Two Hearts™ Maternity branded apparel. We have achieved 11.6% compounded annual sales growth over the past five years, resulting in sales of $518.1 million for our fiscal 2004. Our fiscal year ends on September 30. All references in this discussion to our fiscal years refer to the fiscal year ended on September 30 in the year mentioned. For example, our fiscal 2004 ended on September 30, 2004.

We plan to open approximately 30-40 new retail stores during fiscal 2005, of which approximately 15-20 will be new multi-brand stores, including Destination Maternity superstores, with the balance primarily under the Motherhood brand. We plan to close approximately 48-60 stores, with approximately 30-40 of these planned store closings related to the opening of new multi-brand stores.

In addition, based on the success of the initial launch in April 2004 of our Two Hearts Maternity collection, which is available exclusively at selected Sears® locations, we will be expanding the distribution of our Two Hearts Maternity collection from the current 71 Sears locations to a total of approximately 645 Sears locations beginning in March 2005. This proprietary brand will replace the existing maternity apparel lines in those locations and will become the exclusive maternity apparel offering in Sears stores.

In February 2005, we will launch our Oh Baby! by Motherhood™ collection at Kohl’s® stores throughout the United States and on Kohls.com. The Oh Baby! by Motherhood collection, available exclusively at Kohl’s under a licensed arrangement, will replace the existing maternity apparel lines at Kohl’s and will become their exclusive maternity apparel line. As of October 31, 2004, Kohl’s operates approximately 637 stores in 40 states.

Mothers Work was founded by Dan and Rebecca Matthias in 1982 as a mail-order maternity apparel catalog. We began operating retail stores in 1985 and completed our initial public offering in 1993. To address multiple price points in maternity apparel and improve operating productivity, we acquired Motherhood and A Pea in the Pod in 1995 and eSpecialty Brands, LLC (“iMaternity”) in October 2001. Since the acquisitions of Motherhood and A Pea in the Pod, we have developed and grown these brands along with our Mimi brand. In connection with each of our acquisitions, we have consolidated some overlapping locations and closed under-performing stores, resulting in increased operating efficiency through reductions of acquired store expenses and improved inventory utilization.

Retail Concepts and Product Distribution

Motherhood Maternity.    Motherhood Maternity serves the value-priced portion of the maternity apparel industry with the greatest number of customers and is our largest chain with 717 stores as of

September 30, 2004. Motherhood is positioned with everyday low prices, broad assortment, fashion and quality. We believe that the Motherhood customer shops at moderate-priced department stores and discount stores when she is not expecting. Motherhood stores average approximately 1,700 square feet and are located primarily in enclosed malls, strip and power centers and central city business districts. Motherhood stores include 106 outlet locations that carry predominantly Motherhood-branded product, including some closeout merchandise. In addition, as of September 30, 2004, we operate 131 Motherhood leased departments in department and specialty stores such as Macy’s®, Babies “R” Us®, Lazarus® and Rich’s®. Between 1998 and 2000, we successfully broadened Motherhood’s customer base by lowering price points approximately 40% to 45%. This new price position significantly expanded the brand’s target market, increased revenues per store and increased unit volumes during this period. In fiscal 2004,  we opened 29 new Motherhood stores and outlets, excluding leased departments and net of store closings and store conversions. As of September 30, 2004, we operate 26 Motherhood stores in Canada and believe that market opportunities may permit us to open additional stores in Canada in the future. We may also have the opportunity to grow the number of our Motherhood leased departments in the United States.

Mimi Maternity.    As of September 30, 2004, we had 121 Mimi Maternity stores that serve the middle market priced portion of the maternity apparel industry. The brand is positioned as trendy, contemporary, fun and affordable. We believe that the Mimi customer shops at department stores and specialty apparel chains when she is not expecting. Mimi stores average approximately 2,000 square feet and are located primarily in regional malls, lifestyle centers and central business districts.

Single-Brand Mimi Stores.   As of September 30, 2004, 91 of our Mimi stores predominantly  carry Mimi-branded product, as well as a small selection of maternity merchandise developed by contemporary vendors exclusively for Mimi, and average approximately 1,600 square feet. As of September 30, 2004, we also operate 29 Mimi leased departments in Marshall Field’s® and Bloomingdale’s®. Mimi was historically price positioned just below A Pea in the Pod. When Motherhood’s prices were lowered, there was an opportunity for Mimi to broaden its customer base by including lower price points. Mimi was, therefore, repositioned during fiscal 2002 and its merchandise price points now range from just above Motherhood to the lower end of A Pea in the Pod. This repositioning resulted in an expansion of Mimi’s target customer base, and provided us the opportunity to increase the number of Mimi stores over time.

Multi-Brand Mimi Stores.   We are continuing to test, develop and expand our multi-brand store concepts. Our current multi-brand store concepts operated under the Mimi name include two-brand stores (which carry both the Mimi and Motherhood brands) and triplex stores (which carry the Mimi, Motherhood and A Pea in the Pod brands). These multi-brand stores are larger (average of approximately 3,000 square feet) and have higher average sales volume than our average store, and provide the opportunity to lower our store operating expense percentage and improve store operating profit margins over time. Opening these multi-brand stores will typically involve closing two smaller stores and consolidating their business into one store, and frequently will involve one-time store closing costs resulting primarily from early lease terminations. As of September 30, 2004, 30 of our stores are multi-brand stores using the Mimi name, consisting of 28 two-brand Mimi combo stores and 2 Mimi triplex stores. We plan to continue to open additional multi-brand stores carrying both Mimi and Motherhood product, using the Mimi store name.

In fiscal 2004, at Mimi Maternity, we opened four single-brand stores, 16 two-brand combo stores, two triplex stores and an additional four stores as a result of net store conversions, excluding leased departments, and closed 24 stores.

A Pea in the Pod.    A Pea in the Pod is the leading luxury maternity brand in the United States, with 41 store locations as of September 30, 2004. The brand is positioned as exclusive, designer and luxury. A Pea in the Pod stores average approximately 2,400 square feet and are located in upscale venues, including Madison Avenue, Oak Street, Beverly Hills, South Coast Plaza and Bal Harbor. We also operate one A

Pea in the Pod leased department in Macy’s flagship Herald Square store in New York City. During fiscal 2004, we opened two stores and closed five stores. In addition to offering a wide selection of both A Pea in the Pod and Mimi branded products in almost all A Pea in the Pod stores, we seek out designer and contemporary brands and assist them in developing maternity versions of select styles exclusively for our A Pea in the Pod stores. Publicity, including celebrities wearing our clothes, is an important part of the marketing and positioning of the brand. As scarcity is part of the concept’s luxury image, we have chosen to further develop the brand primarily by optimizing our customers’ in-store experience rather than by opening new stores. We therefore continuously upgrade the quality of the locations, our store designs, the product styling and our publicity to enhance our brand image.

Destination Maternity superstores.    On March 4, 2004, we opened our first Destination Maternity superstore in Danbury, Connecticut, a nearly 4,000 square foot test store carrying all three of our brands plus a greatly expanded line of nursing accessories, fertility-related products and maternity-related exercise gear, books, and body and nutritional products. This store also has a dedicated “learning center” area for maternity-related classes, as well as a “relax area” for husbands and shoppers alike, and an inside play area for the pregnant mom’s toddlers and young children. These elements combine to give our Destination Maternity superstore not only by far the largest assortment of maternity apparel and accessories available, but also a new and engaging atmosphere and experience for the maternity customer. Our superstore format is highly differentiated from the stores of our maternity competitors, which do not even carry the breadth of selection we carry in one of our three brands presented in the superstore. Opening these superstores will typically involve closing two or more smaller stores and consolidating their business into one store, and frequently will involve one-time store closing costs resulting primarily from early lease terminations. We believe the superstore model will improve store profitability margins by reducing store operating expense percentages and may increase overall sales in the geographical markets they serve. We are actively working to continue to refine our maternity superstore concept and to find additional suitable new locations for the concept. We opened three additional Destination Maternity superstores during August 2004, for a total of four stores open as of September 30, 2004, with four additional superstores scheduled to open during the first six months of fiscal 2005. We may open additional superstores in fiscal 2005 as we find and evaluate additional potential locations and obtain additional results and insights from our existing superstores. As the only national retailer that is solely focused on maternity, we are further differentiating ourselves as the ultimate maternity destination with these large, well-assorted, “must visit” superstores.

Two Hearts Maternity.    Two Hearts Maternity launched in selected Sears stores in April 2004 and, as of September 30, 2004, is carried in leased departments in 71 Sears stores. Based on the success of the initial launch, the Two Hearts Maternity collection is expanding to a total of approximately 645 Sears stores beginning in March 2005. This proprietary brand will become the exclusive maternity apparel offering in Sears stores. Two Hearts Maternity is a new fashionable collection including career and casual sportswear as well as dresses, lingerie, swimwear and nursing sleepwear, with most items priced under $40. The average Two Hearts Maternity leased department retail space covers approximately 400 square feet.

Oh Baby! by Motherhood.   Oh Baby! by Motherhood collection will launch in February 2005 at Kohl’s stores throughout the United States and on Kohls.com. Available exclusively at Kohl’s under a product and license agreement, the collection will feature a modern and complete assortment of sportswear, intimate apparel and sleepwear, with most items priced under $40.

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

We offer a wide product assortment.    A primary consideration for expectant mothers shopping for maternity clothes is product assortment, as pregnant women need to replace almost their entire wardrobe. We believe that we offer the widest selection of merchandise in the maternity apparel industry. We also offer product for multiple seasons, as pregnant women’s clothing needs vary depending on their due date. Our ability to offer a broad assortment of product is due, in large part, to our vertically integrated business model, which includes our extensive in-house design and contract manufacturing capabilities, as well as our rapid inventory replenishment system.

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

We utilize a rapid inventory replenishment system.    Since maternity apparel is a niche industry, store profitability is usually optimized in smaller store formats. We are able to offer a wide selection of merchandise in our stores, which average approximately 1,800 square feet, due, in large part, to our rapid inventory replenishment system. Our proprietary system enables us to offer more than 3,000 stock keeping units, or SKUs, per store without dedicating retail space to storage. We coordinate the rapid replenishment of inventory for all of our stores through our Philadelphia and Canadian distribution centers, which send individually tailored selections to specific store locations between two and six times per week.

We have proprietary systems that support our business.   In order to support our vertically integrated business model, we have developed a fully integrated, proprietary enterprise resource planning (ERP) system. This system includes point-of-sale (POS) systems, our TrendTrack™ merchandise analysis and planning system, our materials requirement planning (MRP) system and our web-based, global sourcing and logistics systems. These systems also support our automated picking and sorting systems and other aspects of our logistics infrastructure. We believe that our proprietary systems are critical to our competitive strengths of offering a broad product assortment, responding quickly to fashion trends, helping to reduce product costs and rapidly replenishing inventory in our stores.

We are able to obtain prime real estate locations.    We believe that we are able to obtain attractive real estate locations due to the brand awareness of our concepts, our multiple price point approach and our sought after maternity customer. We are the only maternity apparel retailer to provide mall operators with the ability to choose from three differently priced concepts, depending on the mall’s target demographics. We are also able to provide multiple stores or a multi-brand store for malls that want to offer their maternity customers a range of price alternatives. In addition, in the case of multi-mall operators, we have the flexibility to provide several stores across multiple malls. As a result, we have been able to locate stores in many of what we believe are the most desirable shopping malls in the country and are able to obtain attractive locations within these malls.

We have a highly experienced management team.    Dan Matthias, our Chairman and Chief Executive Officer, and Rebecca Matthias, our President and Chief Operating Officer, founded the Company over 20 years ago and are leaders in maternity apparel retailing. In recent years, we have added to our management team and have a management team with significant experience in all aspects of the retail and apparel business.

The Maternity Apparel Industry

We are unaware of any data on the size of the maternity apparel industry. However, based on our own analysis, we believe there are approximately $1.2 billion of maternity clothes sold each year in the United States. In addition, we believe that there is an opportunity to grow the market by selling maternity clothes to pregnant women who currently purchase loose-fitting or larger-sized non-maternity clothing as a substitute for maternity wear. We also believe that the market can grow by reducing the amount of “hand-me-down” and “borrowing” associated with maternity apparel, particularly in the value-priced market where low-priced, fashionable newly-purchased maternity apparel could provide an economical alternative to secondhand maternity wear. Further, we believe that the demand for maternity apparel is relatively stable when compared to non-maternity apparel. Expectant mothers continue to need to replace their clothes and the current steady rate of approximately four million U.S. births per year has remained stable over the last decade. We believe that maternity apparel is also less fashion sensitive than specialty apparel in general, as demand is driven by the need to replace wardrobe basics as opposed to current fashion trends.

Brands

We operate our maternity stores under four retail concepts offering a full range of casual and career wear, formal attire, lingerie and outerwear under three primary apparel brands. We have positioned our four retail concepts and three primary apparel brands to target the entire spectrum of pregnant women, serving a smaller customer base at the highest price points and broadening the market as the price points are reduced. The following table sets forth certain information regarding our portfolio of stores as of September 30, 2004, including each store concept’s target location, brand positioning, price range for dresses and approximate average store size:

				Average
			Dress	Store Size
	Description of		Price	(square
Brand	Target Location	Brand Positioning	Range	feet)
Motherhood Maternity	Moderate regional malls, strip centers and power centers	Broad assortment, fashion, quality and everyday low price	$17 - $60	1,700
Mimi Maternity	Mid-priced regional malls and lifestyle centers	Contemporary, fun, trendy and affordable	$48 - $168	2,000 (1)
A Pea in the Pod	Exclusive, high-end regional malls and affluent residential areas	Exclusive, designer and luxury	$90 - $450	2,400

(1)          Our single-brand Mimi stores average 1,600 square feet and our multi-brand Mimi stores average 3,000 square feet.

We also have four Destination Maternity superstores open as of September 30, 2004. These superstores are located in or near regional malls and shopping centers, generally include the brands of Motherhood, Mimi and A Pea in the Pod, as well as products unique to the superstore, with dress price ranges indicative of the brands represented. The average size of these four Destination Maternity superstores is approximately 4,500 square feet. We expect future superstores will typically be 6,000 square feet or more.

Major regional malls with several department stores and a wide range of price points may be able to accommodate a multi-brand store, or more than one maternity store. We have the ability to address multiple price alternatives at a given mall, with Motherhood as our value-oriented brand, Mimi as our mid-priced brand and A Pea in the Pod as our luxury brand. As of September 30, 2004, we had at least two of our store concepts in 47 major regional malls. In addition, almost all 41 of our A Pea in the Pod stores and 23 of our Motherhood stores carry Mimi-branded merchandise, and 30 of our Mimi stores carry Motherhood-branded merchandise.

Internet Operations

We believe that many pregnant women turn to the Internet for maternity-related information and products, including on-line purchases of maternity clothes. Our websites are therefore important tools for educating existing and potential customers about our brands and driving traffic to our stores. Our websites sell merchandise and provide store location information. Each of our concepts has its own dedicated website that is reached primarily through the brand name, for example Motherhood.com. Our content site and portal, MaternityMall.com, is another likely way for a consumer to reach one of our brand-specific websites. In addition to providing links to all of our websites, MaternityMall.com contains maternity advice and information, related baby product information and editorial content. We also operate the iMaternity.com website, which sells Motherhood merchandise. Our marketing and technology capabilities, and the replenishment capabilities of our distribution center and stores enable us to incorporate Internet design, operations and fulfillment into our existing operations.

Marketing Partnerships

We expand and leverage the relationship we have with our customers and earn incremental revenues through a variety of marketing partnership programs utilizing our extensive opt-in customer database and various in-store marketing initiatives, focused on baby and parent-related products and services.

Brand-Specific Operations Teams

To obtain maximum efficiencies, we are organized primarily along functional lines, such as merchandising, store operations, design and production. Since our business consists of three separate brands requiring decisions on a brand-specific basis, we have built business teams by brand where the functional leaders within each brand work together. Each brand team is led by the head merchant and includes the director of stores for that brand, the head designer, the head planner and distributor and the key production manager. These teams also include visual, fabric purchasing and other necessary professionals.

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

Each of our three primary store brands has a director of stores. At Motherhood and Mimi, the management reporting chain consists of regional managers, district managers and store managers. At A Pea in the Pod, due to its smaller number of stores, the district managers report to the director of stores. Our store, district and regional managers are eligible to receive incentive-based compensation related to store, district and regional-level performance.

Merchandising, Design and Inventory Planning

Merchandising.    We strive to maintain an appropriate balance between new merchandise and proven styles, as well as between basic and fashion items. Our merchandising decisions are based on current fashion trends, as well as input from our designers and outside vendors. This information is used in conjunction with the item-specific sales data provided by our proprietary merchandising and replenishment system. Each brand has its own team of merchants, designers and planners. These teams are led by the head merchant of the brand.

Design.    Our design department creates and produces samples and patterns for our contract-manufactured products under the guidance of the merchandising department. This capability differentiates us from many of our competitors, who source their products from a limited number of maternity wear vendors. The design of our products begins with a review of European and New York runway trends, current non-maternity retail trends, fashion reporting service slides and fabric samples. The designers review our best selling items from prior seasons and integrate current fashion ideas from the non-maternity apparel market.

Inventory Planning and Allocation.    Our planning and allocation department is responsible for planning future inventory purchases and markdowns, as well as targeting overall inventory levels and turnover. We establish target inventories for each store using our inventory planning system with the goals of optimizing our merchandise assortment and turnover, maintaining adequate depth of merchandise by style and managing closeout and end-of-season merchandise consolidation. Our proprietary capabilities enable us to continually monitor and respond quickly to consumer demand and are integral to our inventory management program. These capabilities are facilitated by our TrendTrack system, which provides daily product sell-through data and merchandising information.

Production and Distribution

We design and contract for the production for approximately 90% of our merchandise. We contract our sewing to factories throughout the world, including domestic facilities, and we continue to seek additional contractors for our sourcing needs. No individual contractor represents a material portion of our sewing. A majority of our merchandise is purchased “full package” as finished product made to our specifications, typically utilizing our designs. Fabric, trim and other supplies are obtained from a variety of sources. As we have expanded our stores and increased volumes over the past several years, we have generally been able to reduce our product costs, thereby increasing gross margins. However, our most recent fiscal year’s gross margin decreased by about one-half percent, primarily driven by increased markdowns recognized.

Our production and quality assurance personnel monitor production at contractor facilities in the United States and work with our agents abroad to ensure quality control, compliance with our design specifications and timely delivery of finished goods. This quality control effort is enhanced by our worldwide Internet-based contracting and logistics systems, which include advanced features such as measurement specifications and digital photography. We also use a third party consulting firm to help monitor working conditions at our contractors’ facilities on a worldwide basis.

Finished garments from contractors and other manufacturers are received at our United States distribution facility in Philadelphia, Pennsylvania, and our Canadian distribution center. Garments are inspected using statistical sampling methods and stored for picking. Our distribution facility utilizes the latest fulfillment technology to serve as a replenishment center, as opposed to solely a distribution center. The facility sends an individually tailored selection from our approximately 24,000 SKUs to our store locations two to six times per week. Store replenishment decisions are made automatically based upon target inventories established by the allocation department and individual store sales data. The distribution facility uses several automated systems, including our pick-to-light system for flat-packed goods and our hanging garment sortation system, which speed up deliveries to our stores and reduce costs.

Shipments to stores are tracked by our proprietary delivery tracking software. Freight is routed through zone-skipping, over-the-road carriers running 24 hours per day and delivered locally by a variety of carriers, and is supplemented by a small percentage of second-day air, providing one to three-day delivery to our store locations.

In November 2003, we were certified to participate in Customs-Trade Partnership Against Terrorism, or C-TPAT, a United States Department of Homeland Security sponsored program that enhances our standing with United States Customs and Border Protection through our implementation and monitoring of procedures to manage the security of our supply chain as part of the effort to protect the United States against potential acts of terrorism.

Management Information and Control Systems

We believe that our proprietary systems are instrumental to our ability to offer the broadest assortment of maternity merchandise and accomplish rapid replenishment of inventory. We continuously develop, maintain and upgrade our systems and currently employ an in-house team of programmers. Our stores have point-of-sale terminals that provide information used in our customized TrendTrack merchandise analysis and planning system. This system provides daily financial and merchandising information that is integral to monitoring trends and making merchandising decisions. The TrendTrack system has numerous features designed to integrate our retail operations with our design, manufacturing and financial functions. These features include custom merchandise profiles for each store, rapid inventory replenishment, item-tracking providing daily updated selling information for every style, classification open-to-buy and inventory control, as well as the daily collection of customer payment data, including cash, check and credit card sales data.

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

In fiscal 2003, we rolled out a proprietary, upgraded point-of-sale system to our stores and integrated this system with our existing systems. This Internet-based system provides real-time access to financial and merchandising information in addition to rapid credit authorization. This upgraded point-of-sale system has significantly reduced the amount of training required for new sales associates and store managers. In addition, we plan to continue to add new features and functionality to the system, and anticipate that the system will improve our customer relationship management capabilities by allowing the creation of customized promotional and marketing strategies.

Given the importance of our management information systems, we have taken extensive measures to ensure their responsiveness and security. Our hardware and communications systems are based on a redundant and multiprocessing architecture, which allows their continued operation on a parallel system in the event that there is a disruption within the primary system. Our main computer system, located in our Philadelphia facility, is duplicated by a fully mirrored system in a separate part of the building with a separate power source that is designed to assume full operations should disruption in the primary system occur. In addition, our software programs and data are backed up and stored off-site. Our communications links come from two telephone frame rooms and are delivered through underground and aboveground feeds.

Pricing

Each of our brands targets customers at different price points of the maternity apparel industry. Our Motherhood brand is positioned primarily on everyday low prices, Mimi employs middle-market pricing and A Pea in the Pod employs luxury pricing. None of our concepts relies on point-of-sale high/low promotional strategies to drive traffic into the stores. Our price reductions are done at the individual style level and are used to accelerate the sale of slower selling merchandise. Merchandise that is selling slowly is quickly marked down, moved to another store where the item is selling faster, or moved to a Motherhood Outlet store.

Advertising and Marketing

We believe that the power of our brands, customer referrals and our convenient mall locations drive traffic into our stores. Therefore, we have modest advertising and marketing expenditures. Our advertising and publicity efforts include in-store marketing, prenatal consumer-targeted advertising and our Internet websites. We also run full-page ads for all of our brands in pregnancy-targeted publications, as well as prenatal issues of leading baby and parenting magazines. We advertise in several key prenatal magazines, including American Baby, Pregnancy, ePregnancy, Healthy Pregnancy and Shape Fit Pregnancy. A Pea in the Pod, Mimi and Motherhood are also advertised in fashion and broad-reach magazines, such as Vogue, In Style, Lucky, People and Glamour. We also utilize our publicity efforts to generate free editorial coverage in broadcast television, magazines, radio and selected newspapers for all of our brands.

Competition

Our business is highly competitive, characterized by low barriers to entry. The following are several important factors in competing successfully in the retail apparel industry: breadth of selection in sizes; colors and styles of merchandise; product procurement and pricing; ability to anticipate fashion trends and customer preferences; inventory control; reputation; quality of merchandise; store design and location; visual presentation and advertising and customer service. We face competition in our maternity apparel lines from various sources, including department stores, specialty retail chains, discount stores, independent retail stores and catalog and Internet-based retailers, from both new and existing competitors. Many of our competitors are larger and have substantially greater financial and other resources than us. Further, we do not typically advertise using television and radio media and thus do not reach customers through means our competitors may use. Our mid- and luxury-priced merchandise faces a highly fragmented competitive landscape that includes locally based, single unit retailers, as well as a handful of multi-unit maternity operations, none of which we believe has more than 15 stores nationwide. In the value-priced maternity apparel business, we currently face competition on a nationwide basis from retailers such as Fashion Bug®, GAP®, JC Penney®, Kmart®, Kohl’s®, Old Navy®, Target®, Sears® and Wal-Mart®. Several of these competitors, including Gap® and Old Navy®, also sell maternity apparel on their websites. We believe there has been increased competition in the maternity apparel industry, from both new and existing competitors. We currently face maternity competition in over 1,000 more competitive locations than a year ago. Our market share and results of operations may be materially and adversely affected by this competition, including the potential for increased competition in the future. While we have competed with both Sears and Kohl’s in the past, our relationship with both of them is now changing. We will be expanding our Two Hearts Maternity collection to a total of approximately 645 Sears stores in March 2005 under a leased department arrangement. In February 2005, we will launch our Oh Baby! by Motherhood collection at Kohl’s stores throughout the United States and on Kohls.com, available exclusively at Kohl’s under a product and license agreement.

Employees

As of September 30, 2004, we had 2,624 full-time and 2,401 part-time employees. None of our employees are covered by a collective bargaining agreement. We consider our employee relations to be good.

Executive Officers of the Company

The following table sets forth the name, age and position of each of our executive officers:

Name	Age	Position
Dan W. Matthias	61	Chairman of the Board and Chief Executive Officer
Rebecca C. Matthias	51	President, Chief Operating Officer and Director
Edward M. Krell	42	Executive Vice President—Chief Financial Officer
David Mangini	60	Executive Vice President—General Merchandise Manager

Dan W. Matthias co-founded Mothers Work in 1982 (along with Rebecca C. Matthias) and has served as Chairman of the Board since our inception. From 1983 to 1993, Mr. Matthias served as our Executive Vice President, and since January 1993, Mr. Matthias has been our Chief Executive Officer. Prior to Mothers Work, Mr. Matthias had been involved in the computer and electronics industry, serving as a director of Zilog, Inc. and as the President of a division of a subsidiary of Exxon Corporation.

Rebecca C. Matthias co-founded Mothers Work in 1982 (along with Dan W. Matthias) and has served as a director and our President since our inception. Since January 1993, Ms. Matthias has also served as our Chief Operating Officer. In 1992, Ms. Matthias was chosen as “Regional Entrepreneur of the Year” by Inc. magazine and Merrill Lynch Corporation, and in September 2003, Ms. Matthias was recognized as a top woman entrepreneur by the United States Small Business Administration. Prior to 1982, Ms. Matthias was a construction engineer for the Gilbane Building Company. Ms. Matthias also serves as a member of the Board of Trustees of Drexel University, a director on the Board of Directors of CSS Industries, Inc., and a director on the Board of Directors of Russell Corporation.

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

David Mangini has served as Executive Vice President-General Merchandise Manager since August 2001. Prior to joining Mothers Work, Mr. Mangini served as Today’s Man’s Chief Merchandising Officer from 1999 to 2000. From 1998 to 1999, Mr. Mangini served as Chief Operating Officer of Gadzooks. From 1987 to 1997, Mr. Mangini was an officer at Limited, Inc., including President and Chief Executive Officer of its Structure brand.

Our executive officers are elected annually by the Board of Directors and serve at the discretion of the Board. Other than the husband and wife relationship between Dan and Rebecca Matthias, there are no family relationships among any of our other executive officers.

Trademarks

We own trademark and service mark rights that we believe are sufficient to conduct our business as currently operated. We own several trademarks, including Mothers Work®, A Pea in the Pod®, Mimi Maternity®, Motherhood®, Motherhood Maternity®, Destination Maternity™, Two Hearts Maternity™, Oh Baby!™, Oh Baby! by Motherhood™, Motherhood Maternity Outlet®, Steena® and MaternityMall.com®. As a result of the iMaternity acquisition, we also own the iMaternity®, Dan Howard® and iMaternity.com™ marks. Additionally, we own the marks futuretrust™, Real Time Retailing®, What’s Showing is Your Style®, Motherhood: It’s Hot!™, Motherhood is Everything Good™, Motherhood Baby® and Maternity Redefined®. We are not aware of any material pending claims of infringement or other challenges to our rights or to the use of our marks in the United States or Canada.

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

Securities and Exchange Commission Filings

Securities and Exchange Commission (“SEC”) filings are available free of charge on our website, www.motherswork.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are posted on our website as soon as practicable after we furnish such materials to the SEC.

Item 2.    Properties

We own our principal executive offices and distribution facility, which is located at 456 North Fifth Street, Philadelphia, Pennsylvania, subject to a mortgage under the terms of which we owe approximately $3.1 million as of September 30, 2004. This facility consists of approximately 318,000 square feet, of which 45,000 square feet is dedicated to office space and the remaining square footage to finished goods warehousing and distribution. On August 26, 2002, we entered into a 10-year lease for a facility located at 2001 Kitty Hawk Avenue, Philadelphia, Pennsylvania in the Philadelphia Naval Business Center. The area leased at this facility, which we use for raw material cutting and warehousing, consists of 64,000 square feet of space. To facilitate our store growth in Canada, we entered into a three-year lease commencing November 1, 2002 for 12,000 square feet of finished goods warehouse and distribution space in Mississauga, Ontario in Canada. We believe that these facilities will be adequate to support our anticipated distribution needs for the near term and, potentially, longer. In the event we need additional space to meet our future distribution needs, we believe that such space would be readily available. Our facilities are subject to state and local regulations that range from building codes to health and safety.

We lease our store premises for terms averaging from seven to ten years. Certain leases allow us to terminate our obligations at specified points in time in the event that the applicable store does not achieve a specified sales volume. Some of our store leases also provide for contingent payments based on sales volume, escalations of the base rent, as well as increases in operating costs, marketing costs and real estate taxes.

As of September 30, 2004, the following number of store leases are set to expire as listed in the table below. We do not expect the expiration of any leases to have a material adverse impact on our business or operations.

Fiscal Year Leases Expire	Number of Stores
2005	113
2006	79
2007	88
2008	73
2009	128
2010 and later	402
Total	883

In addition, we have arrangements with department and specialty stores, including Babies “R” Us®, Bloomingdale’s®, Burdine’s®, Lazarus®, Macy’s®, Marshall Field’s®, Rich’s® and Sears® to operate maternity departments in their stores. These leased departments typically involve the lease partner collecting all of the revenue from the leased department and remitting all but a fixed percentage to us. We provide at least some amount of staffing for each of the leased departments, with the amount varying depending on the specific arrangement.

Item 3.    Legal Proceedings

We were a party to an action filed against us alleging that certain former and current employees should have received overtime compensation under Washington law in Spokane County Superior Court. The plaintiffs in this action sought unspecified actual damages, penalties and attorneys’ fees. On or about April 23, 2003, one purported subclass of the plaintiffs accepted a settlement arrangement in the amount of $50,000, plus attorney’s fees and costs incurred through such date. After a trial with the remaining purported subclass, in May 2003, the jury found for us on all but one claim, for which it awarded the remaining plaintiffs damages in the amount of $106,000. The parties are currently contesting fees, costs and expenses being sought by the plaintiffs in the amount of approximately $390,000. We recorded expenses during fiscal 2004 and 2003 of $78,000 and $546,000, respectively, for the estimated legal fees and settlement costs of this case, including the contested costs and expenses noted above.

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

Item 4.    Submission of Matters to a Vote of Security Holders

Not applicable.

PART II.

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq National Market under the symbol “MWRK.” The following table sets forth for the periods indicated below the reported high and low sales prices of our common stock as reported on the Nasdaq National Market:

	High	Low
Fiscal Year Ended September 30, 2003:
Quarter ended December 31, 2002	$43.00	$29.50
Quarter ended March 31, 2003	38.00	18.60
Quarter ended June 30, 2003	28.00	19.72
Quarter ended September 30, 2003	37.87	25.81
Fiscal Year Ended September 30, 2004:
Quarter ended December 31, 2003	$30.76	$22.30
Quarter ended March 31, 2004	28.07	22.70
Quarter ended June 30, 2004	27.57	20.00
Quarter ended September 30, 2004	20.74	14.34

As of December 1, 2004, there were 837 holders of record and 2,030 estimated beneficial holders of our common stock.

We have not paid any cash dividends on our common stock since our initial public offering and do not anticipate paying cash dividends on our common stock in the foreseeable future. In addition, the terms of our senior notes and our credit facility significantly restrict our ability to declare or pay dividends on our common stock. Even if we were not restricted under the terms of our $125.0 million of 11 1/4% senior notes due 2010 (the “New Senior Notes”) or our credit facility from being able to pay dividends, any future payment of dividends would still be at the discretion of our Board of Directors and would be based upon certain restrictive financial covenants, earnings, capital requirements and our financial condition, among other factors, at the time any such dividend is considered.

Up to a total of 1,975,000 options may be issued under our 1987 Stock Option Plan and up to a total of 200,000 options may be issued under our separate Director Stock Option Plan.

In March 2003, our Board of Directors approved a share repurchase program under which we may repurchase up to $10.0 million of our outstanding common stock from time to time in private transactions or on the open market until March 2005. As of September 30, 2004, we have repurchased and retired 142,269 shares in the aggregate at a total cost of $3.2 million, for an average cost of $22.79 per share. The indenture governing our New Senior Notes and the terms of our credit facility contain restrictions that place limits on certain payments by us, including payments to repurchase shares of our common stock. Our repurchases of common stock have been made in compliance with all restrictions under the indenture governing the New Senior Notes and the terms of our credit facility.

The following table provides information about purchases by us during the quarter ended September 30, 2004 of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
July 1 to July 30, 2004	—	—	—	$6,756,983
August 1 to August 31, 2004	—	—	—	$6,756,983
September 1 to September 30, 2004	—	—	—	$6,756,983
Total	—	—	—	$6,756,983

(1)          On March 6, 2003, the Board of Directors approved a share repurchase program under which we may buy up to $10.0 million of our outstanding common stock from time to time in open market purchases or through private transactions until March 2005.

(2)          As of September 30, 2004, we had repurchased an aggregate of 142,269 shares at a total cost of approximately $3.2 million pursuant to the repurchase program that we publicly announced in March 2003, of which 75,715 shares were repurchased during fiscal 2004, at an average cost of $23.44 per share.

Item 6.    Selected Consolidated Financial and Operating Data

The following tables set forth selected data pertaining to the consolidated statement of operations, pro forma statement of operations, operating, cash flow and other, and balance sheet as of and for the periods indicated. The selected consolidated statement of operations and balance sheet data for each of the five fiscal years presented below are derived from our audited consolidated financial statements. You should read this information in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this report.

	Year Ended September 30,
	2004	2003	2002 (1)	2001	2000
	(in thousands, except per share amounts)
Statement of Operations Data:
Net sales	$518,051	$492,447	$453,159	$388,306	$366,283
Cost of goods sold	239,613	225,191	211,689	194,320	183,300
Gross profit	278,438	267,256	241,470	193,986	182,983
Selling, general and administrative expenses	253,885	230,104	207,728	172,795	157,809
Operating income	24,553	37,152	33,742	21,191	25,174
Interest expense, net (2)	14,765	14,469	16,476	14,867	15,877
Other income	—	—	—	594	—
Income before income taxes	9,788	22,683	17,266	6,918	9,297
Income tax provision (2)	3,915	8,733	6,478	3,456	4,249
Net income	5,873	13,950	10,788	3,462	5,048
Dividends on preferred stock	—	—	3,942	1,491	1,389
Net income available to common stockholders (1)	$5,873	$13,950	$6,846	$1,971	$3,659
Net income per share—Basic (1)	$1.13	$2.66	$1.75	$0.57	$1.06
Average shares outstanding—Basic	5,212	5,236	3,914	3,456	3,443
Net income per share—Diluted (1)	$1.07	$2.47	$1.61	$0.55	$1.01
Average shares outstanding—Diluted	5,501	5,646	4,261	3,605	3,641

	Year Ended September 30,
	2004	2003	2002 (1)	2001	2000
	(in thousands, except per share amounts)
Pro Forma Statement of Operations Data (3):
Net income available to common stockholders	$5,873	$13,950	$6,846	$1,971	$3,659
Add back goodwill amortization	—	—	—	2,207	2,216
Pro forma net income available to common stockholders, excluding goodwill amortization	$5,873	$13,950	$6,846	$4,178	$5,875
Pro forma net income per share—Basic	$1.13	$2.66	$1.75	$1.21	$1.71
Pro forma net income per share—Diluted	$1.07	$2.47	$1.61	$1.16	$1.61

(1)          In August 2002, as part of a refinancing, we repurchased our existing 12 5/8% senior notes and Series A and Series C Preferred Stock and, in connection therewith, incurred $3.0 million of one-time charges, including approximately $2.6 million of non-cash charges. Excluding the impact of the $3.0 million of one-time charges, fiscal 2002 net income available to common stockholders would have been approximately $9.9 million, or $2.32 per share (diluted). We have presented this adjusted earnings figure because management believes it enhances the reader’s understanding of our operating results by adjusting for the one-time charges related to the refinancing. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(2)          In fiscal 2003, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 145. The provisions of this statement require, effective in fiscal years beginning after May 15, 2002, the reclassification of certain gains or losses on extinguishment of debt that were previously classified as an extraordinary item in prior periods. Accordingly, we have reclassified the $1.6 million extraordinary loss on early extinguishment of debt, net of tax, as reported for fiscal 2002 related to our fourth quarter fiscal 2002 refinancing, to a $2.5 million increase in interest expense and a related $0.9 million reduction in our income tax provision, which had no impact on reported net income. In fiscal 2002, prior to the adoption of SFAS No. 145, we had reported interest expense for fiscal 2002 of $14.0 million.

(3)          As a result of our adoption of SFAS No. 142 on October 1, 2001, we no longer amortize goodwill. The pro forma statement of operations data reflects an adjustment to exclude amortization expense recognized in the prior periods as presented.

	Year Ended September 30,
	2004	2003	2002	2001	2000
	(unaudited; in thousands, except operating data and ratios)
Operating Data:
Same store sales increase (decrease) (1)	(4.9)%	0.3%	2.2%	(2.4)%	8.3%
Average net sales per gross square foot (2)	$319	$359	$363	$365	$390
Average net sales per store (3)	$544,000	$592,000	$589,000	$583,000	$609,000
Gross retail location square footage at period end (4)	1,693,000	1,541,000	1,313,000	1,100,000	980,000
Number of retail locations at period end:
Motherhood Maternity stores	717	688	616	523	480
Mimi Maternity stores	121	119	104	74	71
A Pea in the Pod stores	41	44	43	42	41
Destination Maternity superstores	4	—	—	—	—
Total stores	883	851	763	639	592
Leased departments	232	155	146	132	111
Total retail locations	1,115	1,006	909	771	703
Cash Flow and Other Data:
EBITDA (5)	$34,765	$47,014	$43,238	$33,700	$37,125
Cash flows provided by operating activities	11,409	30,009	28,478	19,507	18,623
Cash flows used in investing activities	(14,773)	(21,389)	(9,291)	(12,127)	(13,828)
Cash flows used in financing activities	(2,500)	(4,648)	(14,786)	(98)	(2,859)
Capital expenditures	14,693	19,214	9,839	12,212	13,619
Ratio of total debt to EBITDA	3.7x	2.7x	3.0x	3.8x	3.4x
Ratio of EBITDA to interest expense (6)	2.4x	3.2x	2.6x	2.3x	2.3x
Balance Sheet Data (at end of period):
Working capital	$71,768	$66,232	$57,918	$32,509	$29,684
Total assets	251,383	246,603	233,285	185,177	179,586
Total debt	127,917	128,047	128,282	128,842	127,179
Accrued dividends on Series A Preferred Stock	—	—	—	7,055	6,037
Stockholders’ equity:
Series A Preferred Stock (7)	$—	$—	$—	$10,773	$11,500
Common stockholders’ equity	66,270	61,391	47,505	3,968	1,250
Total stockholders’ equity	$66,270	$61,391	$47,505	$14,741	$12,750

(1)          Same store sales figures represent sales at retail locations that have been in operation by Mothers Work for at least twelve full months at the beginning of the period for which such data is presented. As used in this Form 10-K, “retail locations” include stores and leased departments.

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

(7)   We have redeemed all of the outstanding Series A Preferred Stock for $13.4 million, including accrued and unpaid dividends, of which $12.4 million has been paid as of September 30, 2004 and $1.0 million will be paid out upon submission of proper documentation from the remaining holders of the Series A Preferred Stock. The $1.0 million is reflected in our consolidated balance sheet as of September 30, 2004 in accrued expenses and other current liabilities.

Reconciliation of Operating Income to EBITDA
(in thousands)
(unaudited)

	Year Ended September 30,
	2004	2003	2002	2001	2000
Operating income	$24,553	$37,152	$33,742	$21,191	$25,174
Add: depreciation and amortization expense	10,212	9,862	9,496	11,915	11,951
Add: other income	—	—	—	594	—
EBITDA	$34,765	$47,014	$43,238	$33,700	$37,125

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion should be read in conjunction with the consolidated financial statements and their related notes included elsewhere in this report.

We are the leading designer and retailer of maternity apparel in the United States with 1,115 retail locations, including 883 stores in all 50 states, Puerto Rico and Canada and 232 leased departments. We operate our stores under the Motherhood Maternity, Mimi Maternity, A Pea in the Pod and Destination Maternity brands and also sell our merchandise on the Internet at our MaternityMall.com and our brand-specific websites. In addition to our 883 stores, our retail locations include 232 leased departments, primarily Motherhood-branded, within department and specialty stores. We design and contract manufacture approximately 90% of the merchandise we sell in our retail locations.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. These generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our consolidated financial statements and the reported amounts of net sales and expenses during the reporting period.

Our significant accounting policies are described in Note 2 of “Notes to Consolidated Financial Statements.” We believe that the following discussion addresses our critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. If actual results were to differ significantly from estimates made, future reported results could be materially affected. However, we are not currently aware of any reasonably likely events or circumstances that would result in materially different results.

Our senior management has reviewed these critical accounting policies and estimates and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations with the Audit Committee of our Board of Directors.

Inventories.    We value our inventories, which consist primarily of maternity apparel, at the lower of cost or market. Cost is determined on the first-in, first-out method (FIFO) and includes the cost of merchandise, freight, duty and broker fees. A periodic review of inventory quantities on hand is performed in order to determine if inventory is properly valued at the lower of cost or market. Factors related to current inventories such as future consumer demand and fashion trends, current aging, current analysis of merchandise based on receipt date, current and anticipated retail markdowns or wholesale discounts, and class or type of inventory are analyzed to determine estimated net realizable values. Criteria utilized by us to quantify aging trends include factors such as the amount of merchandise received within the past twelve months, merchandise received more than one year before with quantities on-hand in excess of 12 months of sales, and merchandise currently selling below cost. A provision is recorded to reduce the cost of inventories to the estimated net realizable values, if required. Inventories as of September 30, 2004 and 2003 totaled $92.7 million and $84.5 million, respectively, representing approximately 36.9% and 34.3% of total assets, respectively. Given the significance of inventories to our consolidated financial statements, the determination of net realizable values is considered to be a critical accounting estimate. Any significant unanticipated changes in the factors noted above could have a significant impact on the value of our inventories and our reported operating results.

Long-Lived Assets.   Our long-lived assets consist principally of store leasehold improvements and are included in the “Property, Plant and Equipment, net” line item in our consolidated balance sheets. These long-lived assets are recorded at cost and are amortized using the straight-line method over the shorter of the lease term or their useful life, generally ten years. Net property, plant and equipment as of September 30, 2004 and 2003 totaled $60.3 million and $57.8 million, respectively, representing approximately 24.0% and 23.4% of total assets, respectively.

In assessing potential impairment of these assets, we periodically evaluate the historical and forecasted operating results and cash flows on a store-by-store basis. Newly-opened stores may take time to generate positive operating and cash flow results. Factors such as (i) store type, that is, company store or leased department, (ii) store concept, that is, Motherhood, Mimi, A Pea in the Pod or Destination Maternity (iii) store location, for example, urban area versus suburb, (iv) current marketplace awareness of our brands, (v) local customer demographic data, (vi) anchor stores within the mall in which our store is located and (vii) current fashion trends are all considered in determining the time frame required for a store to achieve positive financial results, which is assumed to be within two years from the date a store location is opened. If economic conditions are substantially different from our expectations, the carrying value of certain of our long-lived assets may become impaired. As a result of our impairment assessment, we recorded write-downs of long-lived assets of $1.5 million and $0.5 million during fiscal 2004 and fiscal 2003, respectively.

Goodwill.   The purchase method of accounting for business combinations requires the use of estimates and judgments to allocate the purchase price paid for acquisitions to the fair value of the net tangible and identifiable intangible assets. Goodwill represents the excess of the aggregate purchase price over the fair value of net assets acquired in business combinations and is separately disclosed in our consolidated balance sheets. As of both September 30, 2004 and 2003, goodwill totaled $50.4 million, representing 20.0% and 20.4% of total assets, respectively. In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill no longer be amortized, but instead be tested for impairment at least annually or as impairment indicators arise. Prior to our adoption of SFAS No. 142 on October 1, 2001, goodwill was amortized using the straight-line method over a period of 20 years.

The impairment test requires us to compare the fair value of business reporting units to their carrying value, including assigned goodwill. In assessing potential impairment of goodwill, we have determined that we have one reporting unit for purposes of applying SFAS No. 142 based on our reporting structure. The fair value of our single reporting unit is determined based on the fair market value of our outstanding common stock on a control basis. The factors taken into account in determining the fair market value of our outstanding common stock on a control basis are: (i) the trading value of our outstanding common stock on an established public market, and (ii) the premium over the trading price of our outstanding common stock that an investor would pay for a control ownership interest in the company, as determined through a third party evaluation. The carrying value of our single reporting unit, expressed on a per share basis, is represented by our book value per share of outstanding common stock. We performed the initial adoption impairment test in early fiscal 2002. The results of the initial impairment test and the annual impairment test performed as of September 30, 2004, 2003 and 2002 indicated the fair value of the reporting unit exceeded its carrying value. At September 30, 2004, our book value was $12.73 per share of outstanding common stock and the closing trading price of our common stock was $14.50 per share. If the fair value of our outstanding common stock on a control basis were less than $12.73 per share on September 30, 2004, our goodwill would have become impaired.

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

The temporary differences between the book and tax treatment of income and expenses result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income. Actual results could differ from this assessment if adequate taxable income is not generated in future periods. Net deferred tax assets as of September 30, 2004 and 2003 totaled $16.2 million and $18.2 million, respectively, representing approximately 6.4% and 7.4% of total assets, respectively. To the extent we believe that recovery is not more likely than not, we must establish a valuation allowance. To the extent we establish a valuation allowance or change the allowance in a future period, income tax expense will be impacted.

Accounting for Contingencies.   From time to time, we are named as a defendant in legal actions arising from our normal business activities. We account for contingencies such as these in accordance with SFAS No. 5, “Accounting for Contingencies.” SFAS No. 5 requires us to record an estimated loss contingency when information available prior to issuance of our financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. An interpretation of SFAS No. 5 further states that when there is a range of loss and no amount within that range is a better estimate than any other, then the minimum amount of the range shall be accrued. Accounting for contingencies arising from contractual or legal proceedings requires company management, after consultation with outside legal counsel, to use its best judgment when estimating an accrual related to such contingencies. As additional information becomes known, our accrual for a loss contingency could fluctuate, thereby creating variability in our results of operations from period to period. Likewise, an actual loss arising from a loss contingency which significantly exceeds the amount accrued for in our financial statements could have a material adverse impact on our operating results for the period in which such actual loss becomes known.

Results of Operations

The following table sets forth certain operating data from our consolidated statements of operations as a percentage of net sales and as a percentage change for the periods indicated:

	% of Net Sales (1)			% Increase (Decrease)
	Year ended September 30,			Year ended September 30,
	2004	2003	2002	2004 vs. 2003	2003 vs. 2002
Net sales	100.0%	100.0%	100.0%	5.2%	8.7%
Cost of goods sold	46.3	45.7	46.7	6.4	6.4
Gross profit	53.7	54.3	53.3	4.2	10.7
Selling, general and administrative expenses	49.0	46.8	45.8	10.3	10.8
Operating income	4.7	7.5	7.5	(33.9)	10.1
Interest expense, net	2.9	2.9	3.7	2.0	(12.2)
Income before income taxes	1.9	4.6	3.8	(56.8)	31.4
Income tax provision	0.8	1.8	1.4	(55.2)	34.8
Net income	1.1	2.8	2.4	(57.9)	29.3
Dividends on preferred stock	—	—	0.9	—	(100.0)
Net income available to common stockholders	1.1%	2.8%	1.5%	(57.9)%	103.8%

(1)          Components may not add to total due to rounding.

The following table sets forth certain information regarding the number of our retail locations, including stores and leased maternity departments for the fiscal years indicated:

	Year Ended September 30,
	2004			2003			2002
Retail Locations	Stores	Leased Departments	Total Retail Locations	Stores	Leased Departments	Total Retail Locations	Stores	Leased Departments	Total Retail Locations
Beginning of period	851	155	1,006	763	146	909	639	132	771
Acquired iMaternity locations, net of related closures	(14)	—	(14)	(8)	—	(8)	78	—	78
Opened	93	81	174	108	13	121	59	16	75
Closed	(47)	(4)	(51)	(12)	(4)	(16)	(13)	(2)	(15)
End of period	883	232	1,115	851	155	1,006	763	146	909

Year Ended September 30, 2004 and 2003

Net Sales.    Our net sales for fiscal 2004 increased by 5.2%, or $25.6 million, to $518.1 million from $492.4 million for fiscal 2003.  Net sales increased primarily from the incremental sales generated by the 32 net stores added during fiscal 2004, as well as the full year sales impact in fiscal 2004 of the 88 net stores added during fiscal 2003, partially offset by a decrease in comparable store sales. Comparable store sales decreased by 4.9% during fiscal 2004, based on 765 retail locations, versus a comparable store sales increase of 0.3% during fiscal 2003, based on 702 retail locations. The decrease in comparable store sales in fiscal 2004 reflected the impact of increased competition in the maternity apparel market and some weakness in the fashion portion of our product line earlier in the year. We estimate that there are over 1,000 more competitor locations at the end of fiscal 2004 compared to the end of fiscal 2003. We believe this increased competition caused an oversupply of maternity apparel in the market and that the increasingly deep markdowns taken by our competitors to stimulate sales and clear seasonal inventories further adversely affected our net sales for the second half of fiscal 2004.

As of September 30, 2004, we operated a total of 883 stores and 1,115 total retail locations: 717 Motherhood Maternity stores (including 106 Motherhood Maternity Outlet stores), 121 Mimi Maternity stores, 41 A Pea in the Pod stores, four Destination Maternity superstores, and 232 leased maternity departments, of which 71 were in Sears® stores and the balance were primarily under the Motherhood brand. In comparison, as of September 30, 2003, we had 1,006 total retail locations: 688 Motherhood Maternity stores (including 104 Motherhood Maternity Outlet stores), 113 Mimi Maternity stores, 44 A Pea in the Pod stores and 155 leased departments. As of September 30, 2004, our store total included 35 multi-brand stores, including four Destination Maternity superstores, with the remaining multi-brand stores predominantly under the Mimi Maternity brand. In comparison, as of September 30, 2003, we operated 6 multi-brand stores. These multi-brand store figures for fiscal 2004 and fiscal 2003 exclude our A Pea in the Pod stores, which have traditionally carried a full line of both A Pea in the Pod and Mimi branded merchandise. During fiscal 2004, we opened 93 stores, including 22 multi-brand stores, and closed 61 stores, with 38 of these store closings related to multi-brand store openings, including the opening of our first four Destination Maternity superstores. In addition, during fiscal 2004, the Company opened 81 leased department locations and closed four leased department locations, with the openings predominantly coming from the exclusive introduction of our new Two Hearts Maternity collection in 71 Sears® stores to replace the existing maternity lines in these stores.

Gross Profit.    Our gross profit for fiscal 2004 increased by 4.2%, or $11.2 million, to $278.4 million compared to $267.3 million for fiscal 2003, reflecting the increase in net sales, partially offset by a decrease in gross profit margin. Gross profit as a percentage of net sales was 53.7% for fiscal 2004, compared to 54.3% for fiscal 2003. The 52 basis points (0.52 percentage points of net sales) decrease in gross margin compared to last year primarily reflects the increased markdowns recognized in fiscal 2004 compared to fiscal 2003.

Selling, General and Administrative Expenses.    Our selling, general and administrative expenses for fiscal 2004 increased by 10.3%, or $23.8 million, to $253.9 million from $230.1 million for fiscal 2003. Compared to fiscal 2003, store rent and related expenses increased by $11.0 million and store wages and related benefits costs increased by $7.1 million, primarily resulting from our new store openings. As a percentage of net sales, selling, general and administrative expenses increased to approximately 49.0% for fiscal 2004 compared to 46.8% for fiscal 2003, primarily reflecting an increased store occupancy expense ratio and, to a lesser extent, increased store payroll expense ratios resulting from the 4.9% decrease in comparable store sales for the year, partially offset by a lower legal expense and employee benefits expense ratios. In addition, we incurred charges relating to store closings of $1.8 million for the full year of fiscal 2004 versus $0.3 million for fiscal 2003.

Operating Income.    Our operating income for fiscal 2004 decreased by 33.9%, or $12.6 million, to $24.6 million from $37.2 million for fiscal 2003, due to our higher selling, general and administrative expenses, and lower gross margin, which more than offset the impact of increased sales volume. Operating income as a percentage of net sales for fiscal 2004 decreased to 4.7% from 7.5% for fiscal 2003, reflecting the increased selling, general and administrative expense ratio and, to a much lesser extent, decreased gross margin.

Interest Expense, Net.    Our net interest expense for fiscal 2004 increased by 2.0%, or $0.3 million, to $14.8 million from $14.5 million in fiscal 2003. The increase in interest expense for fiscal 2004 is primarily related to the impact in fiscal 2003 of a $0.3 million non-recurring interest expense credit related to our credit facility. During fiscal 2004 and fiscal 2003, we did not have any direct borrowings under our credit facility.

Income Taxes.    Our effective tax rate was a provision of 40.0% in fiscal 2004, compared to 38.5% in fiscal 2003, reflecting an increase in our composite estimated effective state income tax rate. See Note 12 of “Notes to Consolidated Financial Statements” for the reconciliation of the statutory federal income tax rate to our effective tax rate.

Net Income Available to Common Stockholders.    Net income available to common stockholders for fiscal 2004 was $5.9 million, or $1.07 per share (diluted), compared to $14.0 million for fiscal 2003, or $2.47 per share (diluted), representing a 57.9% decrease in net income and a 56.7% decrease in diluted earnings per share.

The average diluted shares outstanding of 5,501,000 shares for fiscal 2004 was 2.6% lower than the 5,646,000 shares outstanding in fiscal 2003. The decrease in average diluted shares outstanding primarily reflects a reduction in the dilutive impact from outstanding stock options and our repurchase of shares of our common stock pursuant to our repurchase program, partially offset by the impact of stock option exercises. As of September 30, 2004, we have repurchased 142,269 shares of our common stock pursuant to our share repurchase program, of which 75,715 shares were repurchased during fiscal 2004.

Year Ended September 30, 2003 and 2002

Net Sales.    Our net sales for fiscal 2003 increased by 8.7%, or $39.2 million, to $492.4 million from $453.2 million for fiscal 2002. Comparable store sales increased by 0.3% during fiscal 2003, based on 702 retail locations, versus a comparable store sales increase of 2.2% during fiscal 2002, based on 653 retail locations. The increase in sales for fiscal 2003 resulted primarily from the incremental revenues generated by the 97 net retail locations added during fiscal 2003, as well as the full year sales impact in fiscal 2003 of the 138 net retail locations added during fiscal 2002. The relatively flat comparable store sales in fiscal 2003 reflected the continued difficult retail environment during the period, some cannibalization impact on our existing stores by our new stores opened in the same geographic markets and, perhaps, the effect of increased competitive pressures in the maternity apparel market.

As of September 30, 2003, we operated a total of 851 stores and 1,006 total retail locations: 688 Motherhood Maternity stores (including 104 Motherhood Maternity Outlet stores), 119 Mimi Maternity stores, 44 A Pea in the Pod and 155 leased maternity departments, primarily under the Motherhood brand. In comparison, as of September 30, 2002, we had 763 stores and 909 total retail locations: 616 Motherhood Maternity stores (including 92 Motherhood Maternity Outlet stores), 104 Mimi Maternity stores, 43 A Pea in the Pod stores, and 146 leased departments, primarily under the Motherhood brand. For the year ended September 30, 2003, we opened 108 new stores and closed 20 stores, including eight iMaternity stores closed in connection with the consolidation of that acquired store chain. As of September 30, 2003, we had closed a total of 96 of the 166 acquired iMaternity stores where we believed we could transfer a sufficient portion of the sales to our existing stores within the same area while eliminating acquired store expenses and improving inventory utilization. In addition, during fiscal 2003, we opened 13 leased department locations and closed four leased department locations.

Gross Profit.    Our gross profit for fiscal 2003 increased by 10.7%, or $25.8 million, to $267.3 million from $241.5 million for fiscal 2002, due to increased net sales and improved gross margin compared to fiscal 2002. Gross profit as a percentage of net sales for fiscal 2003 increased by 99 basis points (0.99 percentage points of net sales) to 54.3% from 53.3% for fiscal 2002. The increase in gross margin versus fiscal 2002 primarily reflects the reduction of our product costs as a result of the continued expansion and refinement of our global sourcing initiatives, partially offset by additional markdowns taken to manage inventory levels in the face of weaker than expected sales.

Selling, General and Administrative Expenses.    Our selling, general and administrative expenses for fiscal 2003 increased by 10.8%, or $22.4 million, to $230.1 million from $207.7 million for fiscal 2002. Compared to fiscal 2002, store wages and related benefits costs increased by $7.9 million and store rent and related expenses increased by $8.3 million, primarily resulting from our new store openings and increased medical benefits expenses. As a percentage of net sales, operating expenses increased to 46.8%

for fiscal 2003 compared to 45.8% for fiscal 2002, primarily reflecting increased store occupancy, store payroll, and employee benefits expense ratios resulting from the essentially flat comparable store sales for the year, the planned higher store expense ratios of our new store openings, and increases in health insurance costs, as well as a legal expense charge of $0.9 million related to employment-related litigation in California and Washington that was settled in fiscal 2003.

Operating Income.    Our operating income for fiscal 2003 increased by 10.1%, or $3.5 million, to $37.2 million from $33.7 million for fiscal 2002, due to our higher sales volume and improved gross margin and additional revenue generated by our opt-in customer database and related marketing partnership programs, partially offset by higher operating expenses. Operating income as a percentage of net sales remained relatively constant at 7.5% for both fiscal 2003 and 2002, with our increased gross margin offset by a higher operating expense ratio.

Interest Expense, Net.    Our net interest expense for fiscal 2003 decreased by 12.2%, or $2.0 million, to $14.5 million from $16.5 million in fiscal 2002. The decrease in interest expense for fiscal 2003 is due to the $2.5 million loss on early extinguishment of debt included in interest expense for fiscal 2002, related to our fiscal 2002 refinancing, partially offset by a somewhat higher overall debt balance compared to the prior year due to the net impact of the refinancing. In fiscal 2003, we adopted the provisions of SFAS No. 145, which require, effective in fiscal years beginning after May 15, 2002, the reclassification of certain gains or losses on extinguishment of debt that were previously classified as an extraordinary item in prior periods. Accordingly, we reclassified the $1.6 million extraordinary loss on early extinguishment of debt, net of tax, as reported for fiscal 2002 related to our fourth quarter fiscal 2002 refinancing, to a $2.5 million increase in interest expense and a related $0.9 million reduction in our income tax provision, which had no impact on reported net income. In fiscal 2002, prior to the adoption of SFAS No. 145, we had reported interest expense for fiscal 2002 of $14.0 million. During fiscal 2003, we did not have any direct borrowings under our credit facility.

Income Taxes.    Our effective tax rate increased to 38.5% in fiscal 2003 from 37.5% in fiscal 2002 primarily due to an increase in our composite estimated effective state income tax rate.  See Note 12 of “Notes to Consolidated Financial Statements” for the reconciliation of the statutory federal income tax rate to our effective tax rate.

Dividends on Preferred Stock.    We had no preferred stock dividends during fiscal 2003, compared to $3.9 million for fiscal 2002, reflecting the redemption of our Series A Preferred Stock and repurchase of our Series C Preferred Stock in the fourth quarter of fiscal 2002 using the proceeds of our debt and common equity offerings.

Net Income Available to Common Stockholders.    Net income available to common stockholders for fiscal 2003 was $14.0 million, or $2.47 per share (diluted), compared to $6.8 million for fiscal 2002, or $1.61 per share (diluted), representing a 103.8% increase in net income available to common stockholders and a 53.4% increase in diluted earnings per share.

During the fourth quarter of fiscal 2002, we repurchased our outstanding 12 5/8% senior notes and our Series A and Series C Preferred Stock with the proceeds from the issuance of new 11 1/4% senior notes and 1,165,000 new shares of common stock. In connection with this refinancing, we incurred certain one-time charges, related to the early repayment of the 12 5/8% senior notes and the repurchase of the Series A and Series C Preferred Stock. These one-time charges totaled approximately $3.0 million, which included approximately $2.6 million of non-cash charges and reduced diluted earnings per common share for fiscal 2002 by approximately $0.71. On a pro forma basis, excluding the impact of the $3.0 million of one-time charges, fiscal 2002 net income available to common stockholders was $9.9 million, or $2.32 per common share (diluted). We have presented this pro forma earnings figure because we believe it enhances the reader’s understanding of our fiscal 2002 operating results by adjusting for the one-time charges related to the refinancing.

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

Net income for fiscal 2002 was favorably impacted by our adoption, as of October 1, 2001, of the provisions of SFAS No. 142 which requires that goodwill no longer be amortized. Through the application of the provisions of this statement, we showed improved earnings as a result of not recognizing any goodwill amortization in fiscal 2002, compared to recognizing $2.2 million ($0.61 per diluted common share) of goodwill amortization in fiscal 2001.

Liquidity and Capital Resources

Our cash needs have primarily been for (i) debt service, (ii) capital expenditures, including leasehold improvements, fixtures and equipment for new stores; store relocations and expansions of our existing stores as well as improvements and new equipment for our distribution and corporate facilities and information systems, and (iii) working capital, including inventory to support our new stores and our existing stores. We have historically financed these capital requirements from cash flows from operations, borrowings under our credit facility or available cash balances.

In August 2002, we completed debt and equity offerings whereby we issued $125.0 million of 11¼% senior notes due 2010 (the “New Senior Notes”) and 1,165,000 new shares of common stock (including the full exercise of the over-allotment option by the underwriters of our common stock offering), and used the net proceeds therefrom: (i) to repay the existing 12 5/8% senior notes (the “Old Senior Notes”), plus accrued and unpaid interest and related fees and expenses; (ii) to repay our subordinated notes issued to former holders of shares of our Series A Preferred Stock in lieu of accrued and unpaid dividends; (iii) to redeem all of the outstanding shares of our Series A Preferred Stock and to purchase, through an offer to purchase, all of the outstanding shares of our Series C Preferred Stock, in each case, for a price which included all accrued and unpaid dividends; (iv) to repay the outstanding borrowings under our credit facility and (v) for general corporate purposes.

We received net proceeds from these debt and equity offerings of approximately $147.9 million after deducting fees and expenses of the offerings. We used approximately $92.7 million of the net proceeds of the offerings for the repurchase of our Old Senior Notes, including accrued and unpaid interest and related fees and expenses. We used approximately $2.6 million for the repayment of subordinated notes that had been issued in lieu of cash dividends on shares of Series A Preferred Stock previously converted into common stock. We used approximately $13.4 million to redeem all of the outstanding Series A Preferred Stock, including accrued and unpaid dividends, of which $12.4 million has been paid as of September 30, 2004, and $1.0 million will be paid out upon submission of proper documentation from the remaining holders of the Series A Preferred Stock. The remaining $1.0 million amount is reflected in our consolidated balance sheet as of September 30, 2004 in accrued expenses and other current liabilities. We used approximately $20.9 million of the net proceeds from the offerings for the repurchase of the Series C Preferred Stock issued to the sellers of iMaternity in October 2001, including accrued and unpaid dividends. The remaining $18.3 million of net proceeds from the offerings were used to repay all of the outstanding borrowings under our credit facility, with the balance invested in short-term investments and available for general corporate purposes. The net proceeds of approximately $147.9 million from the debt and equity offerings includes approximately $0.6 million of cash proceeds from the exercise of stock options by certain selling stockholders in conjunction with the equity offering.

The New Senior Notes were issued at 98.719% of their face amount, resulting in an annual effective interest rate of 11.50%. Interest on the New Senior Notes is payable semi-annually in cash on February 1 and August 1, commencing on February 1, 2003. The New Senior Notes were issued by Mothers Work, are senior unsecured obligations of Mothers Work and are unconditionally guaranteed on a senior basis by all of our domestic subsidiaries. See Note 14 of “Notes to Consolidated Financial Statements.” The New Senior Notes are redeemable at our option, in whole or in part at any time on or after August 1, 2006 at 105.625% of their face amount, plus accrued and unpaid interest, declining ratably to 100% of their face amount, plus accrued and unpaid interest, on or after August 1, 2009. Additionally, before August 1, 2005, we may redeem, at our option, up to 35% of the aggregate principal amount of the New Senior Notes with the proceeds from equity offerings at 111.25% of their principal amount, plus accrued and unpaid interest. The New Senior Notes impose certain restrictions on our ability to, among other things, incur additional indebtedness, pay dividends, repurchase stock, and enter into other various types of transactions.

Cash and cash equivalents decreased by $5.9 million during fiscal 2004 compared to an increase of $4.0 million during fiscal 2003. Cash provided by operations of $11.4 million for fiscal 2004 decreased by $18.6 million from $30.0 million for fiscal 2003. This decrease was primarily the result of decreased net income, as well as greater use of cash for operating working capital compared to fiscal 2003. During fiscal 2004, we utilized our cash flow from operations to pay for the predominant portion of our capital expenditures. During fiscal 2003, we utilized our cash flow from operations primarily to pay for our capital expenditures and to increase our cash and cash equivalents.

For fiscal 2004, we spent $14.7 million on capital expenditures, including $11.3 million for leasehold improvements, fixtures and equipment principally for new store facilities, as well as improvements to existing stores, and $3.4 million for our distribution and corporate facilities and information systems. This compares to $19.2 million in capital expenditures for fiscal 2003, of which $13.6 million was spent for new store facilities and improvement to existing stores and retail locations, and $5.6 million for our distribution and corporate facilities and information systems. The decrease in capital expenditures was due to reduced expenditures for store remodeling, relocations and expansions, compared to last year, and the completion last year of several projects relating to expanding the capacity and throughput of our distribution center and the rollout of our new proprietary point-of-sale system to our stores.

In March 2003, our Board of Directors approved a share repurchase program under which we may repurchase up to $10.0 million of our outstanding common stock from time to time in private transactions or open market purchases until March 2005. As of September 30, 2004, we have repurchased and retired 142,269 shares in the aggregate pursuant to this program at a total cost of approximately $3.2 million, at an average cost of $22.79 per share, including repurchases during fiscal 2004 of 75,515 shares of common stock at a cost of $1.8 million. The indenture governing the New Senior Notes and the terms of both our new and previous credit facilities contain restrictions that place limits on certain payments by us, including payments to repurchase shares of our common stock. Our repurchases of common stock have been made in compliance with all restrictions under the indenture governing the New Senior Notes and the terms of both our new and old credit facilities.

On October 15, 2004, we entered into a new five-year $60.0 million senior secured revolving credit facility (the “New Credit Facility”) which replaced our former $60 million credit facility. The New Credit Facility will mature on October 15, 2009. Upon our request and with the consent of the lender, permitted borrowings under the New Credit Facility may be increased up to an additional $15.0 million, in increments of $2.5 million, up to a maximum limit of $75.0 million. Proceeds from advances under the New Credit Facility, with certain restrictions, may be used to provide financing for working capital, letters of credit, capital expenditures, debt prepayments, dividends, share repurchases and other general corporate purposes. We paid certain closing fees in connection with the negotiation and execution of the New Credit Facility. We also pay an unused line fee under the New Credit Facility and certain early termination fees if the New Credit Facility is terminated prior to its third anniversary. The New Credit Facility contains various affirmative and negative covenants and representations and warranties. There are no financial covenant requirements under the New Credit Facility unless either (i) Excess Availability (as defined in the agreement) falls below $10 million, or (ii) average Financial Covenant Adjusted Availability (as defined in the agreement) for any calendar month is less than $15 million. If either of the events in item (i) or (ii) above occurs, we would be required to meet a certain minimum fixed charge coverage ratio (which increases from 1.00x during the first two years of the New Credit Facility to 1.10x during the fifth year of the New Credit Facility). The New Credit Facility is secured by a security interest in our accounts receivable, inventory, real estate interests, letter of credit rights, cash, intangibles and certain other assets. The interest rate on outstanding borrowings is equal to, at our election, either the lender’s prime rate or the lender’s LIBOR rate plus the applicable margin. The applicable margin for LIBOR rate borrowings is variable, ranging from 1.25% to 1.75%, based upon the availability calculation made in accordance with the agreement. Any amounts outstanding under the New Credit Facility may be accelerated and become due and payable immediately and all loan and letter of credit commitments thereunder may be terminated upon an event of default and expiration of any applicable cure period. Events of default include: (i) nonpayment of obligations due under the New Credit Facility; (ii) failure to perform any covenant or agreement contained in the New Credit Facility; (iii) material misrepresentations; (iv) failure to pay, or certain other defaults under other material indebtedness; (v) certain bankruptcy or insolvency events; (vi) a change of control, (vii) material uninsured losses; (viii) indictments of us or senior management in a material forfeiture action; and (ix) customary ERISA defaults, among others.

The letter of credit obligations that were in place under the former credit facility and the special purpose letter of credit facility are now governed by the terms of the New Credit Facility. Such letter of credit obligations totaled $6.9 million as of September 30, 2004.

Prior to entering into the New Credit Facility, we had a $60 million credit facility maturing on September 15, 2005, which included a $56.0 million borrowing base revolving line of credit and approximately $4 million to support a special purpose letter of credit facility. Amounts available for direct borrowings, net of letters of credit outstanding, were limited to the lesser of (a) the unused portion of the credit facility or (b) the Aggregate Adjusted Availability (“AAA”) as defined in the agreement based on a percentage of eligible inventory, receivables and cash. The credit facility was secured by a security interest in our accounts receivable, inventory, equipment, fixtures, cash and other assets. There were no financial covenant requirements in the agreement unless the AAA fell below $10 million. In such event, we would have had to achieve minimum cash flow, as defined in the agreement, of not less than zero. During fiscal 2004, 2003 and 2002, we always exceeded the minimum required AAA.

As of September 30, 2004, outstanding borrowings under the credit facility consisted of no direct borrowings and $3.7 million in letters of credit with AAA and available borrowings of $52.3 million, compared to no direct borrowings and $3.9 million in letters of credit with AAA and available borrowings of $52.1 million as of September 30, 2003. In addition, pursuant to the special purpose letter of credit facility, as of September 30, 2004 and 2003, we had an outstanding standby letter of credit of $3.1 million and $3.3 million, respectively, to collateralize an outstanding industrial revenue bond. As of September 30, 2003, we had a $1.0 million letter of credit to collateralize a government mortgage note; this letter of credit was subsequently cancelled during fiscal 2004. Borrowings under the credit facility as of September 30, 2004 would have borne interest at the rate of between approximately 3.9% and 4.8% per annum. We had no direct borrowings under the credit facility during fiscal 2004 or 2003. We expect that we may have borrowings under our New Credit Facility during certain periods of fiscal 2005, reflecting seasonal fluctuations in cash flow.

Our management believes that our current cash and working capital positions, expected operating cash flows and available borrowing capacity under our credit facility, will be sufficient to fund our working capital, capital expenditures and debt repayment requirements and to fund stock and/or debt repurchases, if any, for at least the next twelve months.

Contractual Obligations and Commercial Commitments

We have entered into agreements that create contractual obligations and commercial commitments. These obligations and commitments will have an impact on future liquidity and the availability of capital resources. The tables below set forth a summary of these obligations and commitments as of September 30, 2004 (in thousands):

Contractual Obligations:

		Payments Due by Period
Description	Total Obligations	Less Than One Year	One to Three Years	Three to Five Years	After Five Years
Long-term debt	$129,216	$288	$611	$659	$127,658
Operating leases (1)	319,365	52,618	93,490	76,879	96,378
Capital lease obligations	—	—	—	—	—
Purchase obligations	—	—	—	—	—
Total contractual cash obligations	$448,581	$52,906	$94,101	$77,538	$224,036

(1)          Includes store operating leases, which generally provide for payment of direct operating costs in addition to rent. The amounts reflected include future minimum lease payments and exclude such direct operating costs.

Commercial Commitments (1):

		Amount of Commitment Per Period
Description	Total Obligations	Less Than One Year	One to Three Years	Three to Five Years	After Five Years
Credit facility (2)	$3,740	$3,740	$—	$—	$—
Other standby letters of credit	3,149	3,149	—	—	—
Total commercial commitments	$6,889	$6,889	$—	$—	$—

(1)          Excludes purchase orders for merchandise and supplies in the normal course of business, which are liquidated within 12 months.

(2)          Consists of outstanding letter of credit commitments.

New Accounting Pronouncements

FASB Exposure Draft

On March 31, 2004, the FASB issued its exposure draft, “Share-Based Payment,” which is a proposed amendment to SFAS No. 123, “Accounting for Stock-Based Compensation.” Generally, the approach in the exposure draft is similar to the approach described in SFAS No. 123. However, the exposure draft would require all share-based payments to employees, including grants of employee stock options, to be recognized in our statement of operations based on their fair values. There are a number of issues that are not resolved in the exposure draft, including the final methodology for calculating fair value. The FASB expects to issue a final standard in the near future that would be effective for interim and annual periods beginning after June 15, 2005. The pro forma impact of the adoption of SFAS No. 123 on our historical financial statements is included in Note 2 of Notes To Consolidated Financial Statements. We expect to continue to grant stock-based compensation to employees. The impact of the new standard, when and if issued, may have a material adverse impact on our future results of operations.

Inflation

We do not believe that the relatively moderate levels of inflation which have been experienced in the United States in recent years have had a significant effect on our net sales or profitability. However, there can be no assurance that our business will not be affected by inflation in the future.

Forward-Looking Statements

Some of the information in this report, including the information incorporated by reference (as well as information included in oral statements or other written statements made or to be made by us), contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements involve a number of risks and uncertainties. A number of factors could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, but are not limited to: the success of our new business initiatives, future sales trends in our existing store base, changes in consumer spending patterns, raw material price increases, consumer preferences and overall economic conditions, the impact of competition and pricing, availability of suitable store locations, continued availability of capital and financing, ability to hire and develop senior management and sales associates, ability to develop and source merchandise, ability to receive production from foreign sources on a timely basis, potential stock repurchases, potential debt repurchases, war or acts of terrorism and other factors referenced in this report, including those set forth under the caption “Risk Factors.”

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

Any future growth depends significantly on our ability to successfully open and operate new stores (including combination stores and superstores) on a profitable basis. This expansion, if it occurs, will place increased demands on our management, operational and administrative resources. These increased demands and operating complexities could cause us to operate our business less effectively, which, in turn, could cause a deterioration in the financial performance of our stores and slow our new store growth. Our planned expansion will also require that we continually monitor and upgrade our management information and other systems, as well as our distribution infrastructure.

Our ability to open and operate new stores successfully depends on many factors, including, among others, our ability to:

•       identify and obtain suitable store locations, including mall locations, the availability of which is outside of our control;

•       negotiate favorable lease terms, including desired tenant improvement allowances;

•       negotiate favorable lease terminations for existing store locations in markets where we intend to open new combination stores or superstores;

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

•                    actions of competitors;

•                    mall anchor tenants;

•                    fashion trends; and

•                    weather conditions.

If, at any time, our comparable store sales or quarterly results of operations decline or do not meet the expectations of Wall Street research analysts, the price of our common stock could decline substantially.

Our market share may be adversely impacted at any time by a significant number of competitors.

We operate in a highly competitive environment characterized by low barriers to entry. We compete against department stores, specialty retail chains, discount stores, independent retail stores and catalog and Internet-based retailers, including both new and existing competitors. Many of our competitors are larger and have substantially greater financial and other resources than us. Further, we do not typically advertise using television and radio media and thus do not reach customers through means our competitors may use. Our mid- and luxury-priced merchandise faces a highly fragmented competitive landscape that includes locally based, single unit retailers, as well as a handful of multi-unit maternity operations, none of which we believe have more than 15 stores nationwide. In the value-priced maternity apparel business, we face competition on a nationwide basis from retailers such as Fashion Bug®, GAP®, JC Penney®, Kmart®, Kohl’s®, Old Navy®, Target®, Sears® and Wal-Mart®. Several of these competitors, including Gap® and Old Navy®, also sell maternity apparel on their websites. There has been increased competition in the maternity apparel industry, from both new and existing competition. We currently face maternity competition in over 1,000 more competitor locations than a year ago.  Our market share and results of operations may be materially and adversely affected by this competition, including the potential for increased competition in the future.  While we have competed with both Sears and Kohl’s in the past, our relationship with both of them is now changing.  We will be expanding our Two Hearts Maternity collection to a total of approximately 645 Sears stores in March 2005 under a leased department arrangement.  In February 2005, we will launch our Oh Baby! by Motherhood collection at Kohl’s stores throughout the United States and on Kohls.com, available exclusively at Kohl’s under a product and license agreement.

The expansion of our leased/licensed relationships with third-party retailers may not be successful.

An unsuccessful expansion of our leased department and licensed brand businesses with third-party retailers such as Sears® and Kohl’s® (which expansion is set to occur during the upcoming fiscal year) would have a material adverse effect on our results of operations. This expansion will place increased demands on our management, operational and administrative resources. These increased demands and operating complexities could cause us to operate our business less effectively, which, in turn, could slow or terminate the growth of our leased department and licensed brand businesses. Our planned expansion will also require that we continually monitor and upgrade our management information and other systems, as well as our distribution infrastructure.  Our failure to properly manage our leased departments and licensed brand businesses (including any failure by us in timely delivering goods to any third party retailer) would have a direct impact on the profitability and continuation of these relationships.

We require a significant amount of cash to service our indebtedness, which reduces the cash available to finance any growth.

We have a significant amount of indebtedness. As of September 30, 2004, our total indebtedness, including current maturities, was $129.2 million, and we had the ability to borrow an additional $52.3 million under our then existing credit facility. Our required interest payments under our New Senior Notes are expected to be approximately $14.1 million for each of fiscal 2005 and 2006.

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

We receive apparel and other merchandise from foreign sources, both purchased directly in foreign markets and indirectly through domestic vendors with foreign sources. To the extent that any of our vendors are located overseas or rely on overseas sources for a large portion of their products, any event causing a disruption of imports, including the imposition of import restrictions, could harm our ability to source product. This disruption could materially limit the merchandise that we would have available for sale and reduce our revenues and earnings. The flow of merchandise from our vendors could also be adversely affected by financial or political instability, or war, in or affecting any of the countries in which the goods we purchase are manufactured or through which they flow. Trade restrictions in the form of tariffs or quotas, or both, that are applicable to the products that we sell also could affect the import of those products and could increase the cost and reduce the supply of products available to us. Any material increase in tariff levels, or any material decrease in quota levels or available quota allocation, could negatively impact our business. Further, changes in tariffs or quotas for merchandise imported from individual foreign countries could lead us to shift our sources of supply among various countries. Any such shift we undertake in the future could result in a disruption of our sources of supply and lead to a reduction in our revenues and earnings. Supply chain security initiatives undertaken by the U.S. government that impede the normal flow of product could also negatively impact our business. In addition, decreases in the value of the U.S. dollar against foreign currencies could increase the cost of products that we purchase from overseas vendors.

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

While we maintain policies and guidelines with respect to labor practices that independent manufacturers that produce goods for us are contractually required to follow, and while we have an independent firm and company employees inspect certain manufacturing sites to monitor compliance, we cannot control the actions of such manufacturers or the public’s perceptions of them, nor can we assure that these manufacturers will conduct their businesses using ethical or legal labor practices. Apparel companies can be held jointly liable for the wrongdoings of the manufacturers of their products. While many of our independent manufacturers are routinely monitored by buying representatives, who assist us in the areas of compliance, garment quality and delivery, we do not control the manufacturers’ business practices or their employees’ employment conditions, and manufacturers act in their own interest which may be in a manner that results in negative public perceptions of us, and/or employee allegations against us or court determinations that we are jointly liable.

Our earnings would decline if our goodwill becomes impaired.

As a result of purchase accounting for our various acquisitions, we have accumulated a substantial amount of goodwill, amounting to $50.4 million as of September 30, 2004. Effective October 1, 2001, goodwill and other intangible assets with indefinite lives are not amortized, but rather tested for impairment annually. The impairment test requires us to compare the fair value of business reporting units to their carrying value, including assigned goodwill. The fair value of our single reporting unit is determined based on the fair market value of our outstanding common stock on a control basis. The factors taken into account in determining the fair market value of our outstanding common stock on a control basis are: (i) the trading value of the outstanding common stock on an established public market, and (ii) the premium over the trading price that an investor would pay for a control ownership interest in the company, as determined through a third party evaluation. The carrying value of our single reporting unit, expressed on a per share basis, is represented by our book value per share of outstanding common stock. The results of the annual impairment test performed as of September 30, 2004 indicated the fair value of the reporting unit exceeded its carrying value. At September 30, 2004, our book value was $12.73 per share of outstanding common stock and the closing trading price of our common stock was $14.50 per share. If the fair value of our outstanding common stock on a control basis were less than $12.73 per share on September 30, 2004, our goodwill would have become impaired. If the fair value of our outstanding common stock on a control basis were to decline in the future below the then applicable book value of our outstanding common stock, our goodwill would become impaired. If we determine in the future that an impairment has occurred, we would be required to write off the impaired portion of goodwill, which could substantially reduce our earnings and result in a substantial decline in the price of our outstanding common stock.

We may be unable to protect our trademarks and other intellectual property.

We believe that our trademarks and service marks are important to our continued success and our competitive position due to their recognition with our customers. We devote substantial resources to the establishment and protection of our trademarks and service marks. We are not aware of any material pending claims of infringement or challenges to our right to use any of our trademarks and service marks in the United States or Canada. Although we actively protect our intellectual property, there can be no assurance that the actions that we have taken to establish and protect our trademarks, service marks and other intellectual property, including our rights in our management information systems, will be adequate to prevent imitation of our marks, products or services by others or to prevent others from seeking to block sales of our products as a violation of their trademarks, service marks or other proprietary rights. Also, others may assert rights in, or ownership of, our trademarks and other proprietary rights and we may not be able to successfully resolve these types of conflicts. In addition, the laws of certain foreign countries may not protect our trademarks and proprietary rights to the same extent as do the laws of the United States.

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

We have a significant amount of indebtedness and we have the ability to incur substantial additional indebtedness in the future. As of September 30, 2004, we had $129.2 million of debt outstanding, including $4.2 million of secured debt. Our $60 million credit facility, under which we had no direct borrowings and approximately $3.7 million in letters of credit outstanding as of September 30, 2004, was replaced by the New Credit Facility, which includes a new $60 million line of credit and matures on October 15, 2009. As of September 30, 2004, we had $52.3 million available for additional borrowings under the previous credit facility.

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

•       result in higher interest expense in the event of increases in interest rates as some of our debt is, and will continue to be, at variable rates of interest, and our available borrowings under our New Credit Facility, to the extent borrowed in the future, would be at variable rates of interest;

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

Each of our New Credit Facility and the indenture governing the New Senior Notes contain restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. These covenants limit or restrict, among other things, our ability to:

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

These limitations and restrictions may adversely affect our ability to finance our future operations or capital needs or engage in other business activities that may be in our best interests. In addition, our ability to borrow under the New Credit Facility is subject to borrowing base requirements. If we breach any of the covenants in our New Credit Facility or our indenture, we may be in default under our New Credit Facility or our indenture. If we default, the holders of the New Senior Notes or the lender under our New Credit Facility could declare all borrowings owed to them, including accrued interest and other fees, to be due and payable.

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

•       announcements by our competitors or us; and

•       any goodwill impairment would likely cause a write down that would negatively affect our stock price.

Our charter documents contain certain anti-takeover provisions, and we are entitled to certain other protective provisions under Delaware law.

We are a Delaware corporation and the anti-takeover provisions of Delaware law impose various impediments to the ability of a third party to acquire control of our company, even if a change of control would be beneficial to our existing stockholders. We also have adopted a stockholder rights plan, commonly known as a “poison pill,” that entitles our stockholders to acquire additional shares of us, or a potential acquirer of us, at a substantial discount to their market value in the event of an attempted takeover. In addition, our amended and restated certificate of incorporation and by-laws may discourage, delay or prevent a merger or acquisition involving us that our stockholders may consider favorable by, among other things:

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

We have not paid any cash dividends on our common stock since our initial public offering and do not anticipate paying cash dividends on our common stock in the foreseeable future. In addition, the terms of our New Senior Notes and our New Credit Facility significantly restrict our ability to declare or pay dividends on our common stock. Even if we were not restricted under the terms of our New Senior Notes or New Credit Facility from being able to pay dividends, any future payment of dividends would still be at the discretion of our Board of Directors and would be based upon certain restrictive financial covenants, earnings, capital requirements and our financial condition, among other factors, at the time any such dividend is considered.

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

As of September 30, 2004, the principal components of our debt portfolio were the $125.0 million of New Senior Notes due 2010 and the $60 million credit facility, both of which are denominated in U.S. dollars. The fair value of the debt portfolio is referred to as the “debt value.” The New Senior Notes bear interest at a fixed rate of 11 1/4%. Although a change in market interest rates would not affect the interest incurred or cash flow related to this fixed rate portion of the debt portfolio, the debt value would be affected.

Our previous credit facility carried a variable interest rate that is tied to market indices. As of September 30, 2004, we had no direct borrowings and $3.7 million of letters of credit outstanding under our previous credit facility (plus an additional $3.1 million of letters of credit outstanding under a special purpose letter of credit facility). Borrowings under the previous credit facility would have borne interest at the rate of between approximately 3.9% to 4.8% per annum. Any future borrowings under the New Credit Facility would, to the extent of outstanding borrowings, be affected by changes in market interest rates. A change in market interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the value of the financial instrument.

The sensitivity analysis as it relates to the fixed portion of our debt portfolio assumes an instantaneous 100 basis point move in interest rates from their levels as of September 30, 2004, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the value of the debt by approximately $5.2 million as of September 30, 2004. A 100 basis point decline in market interest rates would cause the debt value to increase by approximately $5.4 million as of September 30, 2004.

Based on the variable rate debt included in our debt portfolio as of September 30, 2004, a 100 basis point increase in interest rates would result in additional interest incurred for the year of less than $0.1 million. A 100 basis point decrease in interest rates would correspondingly lower our interest expense for the year by less than $0.1 million.

Other than as described above, we do not believe that the market risk exposure on other financial instruments is material.

Item 8.    Financial Statements and Supplementary Data

Our Consolidated Financial Statements appear on pages F-1 through F-33, as set forth in Item 15.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

(a)   Evaluation of disclosure controls and procedures.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Securities Exchange Act of 1934 is accumulated and communicated to our management on a timely basis to allow decisions regarding required disclosure. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2004. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2004, these controls and procedures were effective.

(b)   Change in Internal Controls.  There have been no changes in internal control over financial reporting identified in connection with the foregoing evaluation that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information

None.

PART III.

Item 10.    Directors and Executive Officers of the Registrant

Information concerning directors, appearing under the caption “Election of Directors” in our Proxy Statement (the “Proxy Statement”) will be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders scheduled to be held on January 21, 2005, and information concerning executive officers, appearing under the caption “Item 1. Business—Executive Officers of the Company” in Part I of this Form 10-K, are incorporated herein by reference in response to this Item 10.

The Board of Directors has adopted a Code of Business Conduct and Ethics, which was filed as an exhibit to last year’s Form 10-K. We intend to satisfy the amendment and waiver disclosure requirements under applicable securities regulations by posting any amendments of, or waivers to, the Code of Business Conduct and Ethics on our web site.

Item 11.    Executive Compensation

The information contained in the Proxy Statement in the section titled “Compensation Committee Report on Executive Compensation” up to, but not including, the section titled “Security Ownership of Certain Beneficial Owners and Management,” with respect to executive compensation, and in the section titled “Compensation of Directors” with respect to director compensation, is incorporated herein by reference in response to this Item 11.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained in the section titled “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement, with respect to security ownership of certain beneficial owners and management, and in the section titled “Summary of All Existing Equity Compensation Plans,” with respect to securities authorized for issuance under equity compensation plans, is incorporated herein by reference in response to this Item 12.

Item 13.    Certain Relationships and Related Transactions

The information contained in the section titled “Certain Transactions” of the Proxy Statement, with respect to certain relationships and related transactions, is incorporated herein by reference in response to this Item 13.

Item 14.    Principal Accountant Fees and Services

The information contained in the Proxy Statement in the section titled “Auditor Fees and Services” is incorporated herein by reference in response to this Item 14.

PART IV.

Item 15.    Exhibits, Financial Statement Schedules

(a)           (1)   Financial Statements

The financial statements listed in the accompanying Index to Consolidated Financial Statements are filed as part of this Form 10-K, commencing on page F-1.

(2)   Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts.

All other schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

(3)   Exhibits

See following Index of Exhibits.

INDEX OF EXHIBITS

Exhibit No.	Description
*3.1

Amended and Restated Certificate of Incorporation of the Company (effective March 10, 1993) (Exhibit 3.3 to the Company’s Registration Statement on Form S-1, Registration No. 33-57912, dated February 4, 1993 (the “1993 Registration Statement”)).

*3.2	By-Laws of the Company (Exhibit 3.2 to the Company’s Current Report on Form 8-K dated November 17, 2004).
*3.3

Amendment to the Amended and Restated Certificate of Incorporation of the Company dated February 11, 2003 (Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (the “March 2003 10-Q”)).

*3.4	Amendment to the Certificate of Designation of the Series B Junior Participating Preferred Stock of the Company dated February 11, 2003 (Exhibit 3.4 to the Company’s March 2003 10-Q).
*4.1

Specimen certificate representing shares of the Company’s common stock with legend regarding Preferred Stock Purchase Rights (Exhibit 4.2 to the Company’s Current Report on Form 8-K dated October 12, 1995).

*4.2	Amended and Restated Rights Agreement, dated as of March 17, 1997, between the Company and StockTrans, Inc. (Exhibit 4.2 to the Company’s Current Report on Form 8-K dated March 17, 1997).
*4.3

Amendment No. 1, dated as of June 4, 1997, to the Amended and Restated Rights Agreement, dated as of March 17, 1997, between the Company and StockTrans, Inc. (Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

*4.4

Amendment No. 2 to the Amended and Restated Rights Agreement dated October 24, 2001, between the Company and StockTrans, Inc. (Exhibit 4.8 to the Company’s Current Report on Form 8-K dated October 24, 2001).

*4.5	Amendment No. 3 to the Amended and Restated Rights Agreement dated June 4, 2002, between the Company and StockTrans, Inc. (Exhibit 4.9 to the Company’s Current Report on Form 8-K dated June 4, 2002).
*4.6

Indenture dated as of August 5, 2002, among the Company and Cave Springs, Inc., eSpecialty Brands, LLC, Dan Howard Industries, Inc., and Mother’s Stores, Inc., as guarantors, and J.P. Morgan Trust Company, National Association, a national banking association, as Trustee (Exhibit 4.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (the “June 2002 10-Q”)).

*4.7

Amendment No. 4 to the Amended and Restated Rights Agreement dated February 14, 2003, between the Company and StockTrans, Inc. (Exhibit 4.7 to the Company’s Current Report on Form 8-K dated February 14, 2003).

†*10.1	1994 Director Stock Option Plan (Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1994 (the “1994 Form 10-K”)).
†*10.2	Employment Agreement dated as of July 14, 1994 between the Company and Dan W. Matthias (Exhibit 10.25 to the 1994 Form 10-K).
†*10.3	Employment Agreement dated as of July 14, 1994 between the Company and Rebecca C. Matthias (Exhibit 10.26 to the 1994 Form 10-K).

Exhibit No.	Description
*10.4

Loan Agreement dated September 1, 1995 between Philadelphia Authority For Industrial Development (“PAID”) and the Company (Exhibit 10.26 to the Company’s Registration Statement on Form S-1, Registration No. 33-97318, dated October 26, 1995 (the “1995 Registration Statement”)).

*10.5	Indenture of Trust dated September 1, 1995 between PAID and Society National Bank (Exhibit 10.29 to the 1995 Company's Registration Statement).
*10.6

Variable/Fixed Rate Federally Taxable Economic Development Bond (Mothers Work, Inc.), Series of 1995, in the aggregate principal amount of $4,000,000 (Exhibit 10.30 to the Company's 1995 Registration Statement).

*10.7

Residential Lease dated as of June 28, 1996 between the Company and Daniel & Rebecca Matthias (Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1996 (the “1996 Form 10-K”)).

*10.8	Note dated as of February 14, 1996 from the Company to PIDC Local Development Corporation (Exhibit 10.29 to the 1996 Form 10-K).
*10.9	Installment Sale Agreement dated as of April 4, 1996 by and between PIDC Financing Corporation and the Company (Exhibit 10.30 to the 1996 Form 10-K).
*10.10	Open-ended Mortgage dated as of April 4, 1996 between PIDC Financing Corporation and the Pennsylvania Industrial Development Authority (“PIDA”) (Exhibit 10.31 to the 1996 Form 10-K).
*10.11	Loan Agreement dated as of April 4, 1996 by and between PIDC Financing Corporation and PIDA (Exhibit 10.32 to the 1996 Form 10- K).
*10.12

Amended and Restated Loan and Security Agreement dated as of October 15, 2004 by and among Mothers Work, Inc., Cave Springs, Inc., Mothers Work Canada, Inc., and Fleet Retail Group, Inc. (Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 15, 2004).

†*10.13	1987 Stock Option Plan (as amended and restated) (Exhibit 4.1 to the Company’s Registration Statement on Form S-8, Registration No. 333-59529, dated July 21, 1998).
†*10.14	Amendment to the Company’s 1987 Stock Option Plan, as amended and restated, effective as of November 13, 2002 (Exhibit 10.25 to the Company’s March 2003 10-Q).
†*10.15	Amendment Agreement dated as of March 14, 2003 between the Company and Dan W. Matthias (Exhibit 10.26 to the Company’s March 2003 10-Q).
†*10.16	Amendment Agreement dated as of March 14, 2003 between the Company and Rebecca C. Matthias (Exhibit 10.27 to the Company’s March 2003 10-Q).
†*10.17

Employment Agreement effective September 30, 2003 between the Company and Edward M. Krell. (Exhibit 19 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2003 (the “2003 Form 10-K”)).

†10.18	Form of Non-Qualified Stock Option Agreement under the Company’s 1987 Stock Option Plan.
†10.19	Form of Non-Qualified Stock Option Agreement under the Company’s 1994 Director Stock Option Plan.
*14	Code of Business Conduct and Ethics (Exhibit 14 to the 2003 Form 10-K).

Exhibit No.	Description
*21	Subsidiaries of the Company. (Exhibit 21 to the 2003 Form 10-K).
23	Consent of KPMG LLP.
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Executive Vice President-Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Executive Vice President—Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*       Incorporated by reference.

†                    Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Philadelphia, Commonwealth of Pennsylvania, on the 14th day of December, 2004.

MOTHERS WORK, INC.

By:	/s/ DAN W. MATTHIAS
Dan W. Matthias Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

By:	/s/ EDWARD M. KRELL
Edward M. Krell Executive Vice President—Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on December 14, 2004, in the capacities indicated:

/s/ DAN W. MATTHIAS	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)
Dan W. Matthias
/s/ REBECCA C. MATTHIAS	President, Chief Operating Officer and Director
Rebecca C. Matthias
/s/ EDWARD M. KRELL	Executive Vice President—Chief Financial Officer (Principal Financial and Accounting Officer)
Edward M. Krell
/s/ JOSEPH A. GOLDBLUM	Director
Joseph A. Goldblum
/s/ ELAM M. HITCHNER, III	Director
Elam M. Hitchner, III
/s/ DAVID SCHLESSINGER	Director
David Schlessinger
/s/ WILLIAM A. SCHWARTZ, JR.	Director
William A. Schwartz, Jr.
/s/ STANLEY C. TUTTLEMAN	Director
Stanley C. Tuttleman

MOTHERS WORK, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Mothers Work, Inc.:

We have audited the accompanying consolidated balance sheets of Mothers Work, Inc. and subsidiaries as of September 30, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended September 30, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mothers Work, Inc. and subsidiaries as of September 30, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2004, in conformity with U.S generally accepted accounting principles.

/s/ KPMG LLP

Philadelphia, Pennsylvania

November 17, 2004

MOTHERS WORK, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30,
	2004	2003
ASSETS
Current Assets
Cash and cash equivalents	$12,867	$18,731
Short-term investments	2,000	2,000
Trade receivables	2,911	2,385
Inventories	92,743	84,505
Deferred income taxes	4,660	4,655
Prepaid expenses and other current assets	7,215	5,166
Total Current Assets	122,396	117,442
Property, Plant and Equipment, net	60,288	57,811
Assets Held for Sale	1,200	1,200
Other Assets
Goodwill	50,389	50,389
Deferred financing costs, net of accumulated amortization of $1,267 and $852	3,665	4,080
Other intangible assets, net of accumulated amortization of $2,476 and $2,447	946	1,126
Deferred income taxes	11,504	13,586
Other non-current assets	995	969
Total Other Assets	67,499	70,150
Total Assets	$251,383	$246,603
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Line of credit borrowings	$—	$—
Current portion of long-term debt	288	279
Accounts payable	19,779	19,585
Accrued expenses and other current liabilities	30,561	31,346
Total Current Liabilities	50,628	51,210
Long-Term Debt	127,629	127,768
Deferred Rent	6,856	6,234
Total Liabilities	185,113	185,212
Commitments and Contingencies (Note 13)
Stockholders’ Equity
Preferred Stock, 2,000,000 shares authorized
Series A cumulative convertible preferred stock, $.01 par value, 41,000 shares authorized, none outstanding	—	—
Series B junior participating preferred stock, $.01 par value; 300,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value; 20,000,000 shares authorized, 5,207,081 and 5,231,114 shares issued and outstanding, respectively	52	52
Additional paid-in capital	62,565	63,559
Retained earnings (accumulated deficit)	3,653	(2,220)
Total Stockholders’ Equity	66,270	61,391
Total Liabilities and Stockholders’ Equity	$251,383	$246,603

The accompanying notes are an integral part of these Consolidated Financial Statements.

MOTHERS WORK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended September 30,
	2004	2003	2002
Net sales	$518,051	$492,447	$453,159
Cost of goods sold	239,613	225,191	211,689
Gross profit	278,438	267,256	241,470
Selling, general and administrative expenses	253,885	230,104	207,728
Operating income	24,553	37,152	33,742
Interest expense, net	14,765	14,469	16,476
Income before income taxes	9,788	22,683	17,266
Income tax provision	3,915	8,733	6,478
Net income	5,873	13,950	10,788
Dividends on preferred stock	—	—	3,942
Net income available to common stockholders	$5,873	$13,950	$6,846
Net income per share—Basic	$1.13	$2.66	$1.75
Average shares outstanding—Basic	5,212	5,236	3,914
Net income per share—Diluted	$1.07	$2.47	$1.61
Average shares outstanding—Diluted	5,501	5,646	4,261

The accompanying notes are an integral part of these Consolidated Financial Statements.

MOTHERS WORK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Series A Cumulative	Common Stock			Retained
	Convertible Preferred Stock	Number of Shares	Amount	Additional Paid-in Capital	Earnings (Accumulated Deficit)	Total
Balance at September 30, 2001	$10,773	3,480	$35	$26,949	$(23,016)	$14,741
Exercise of stock options and warrants	—	420	4	3,055	—	3,059
Preferred stock conversions	(3,224)	115	1	3,223	—	—
Issuance of warrants, net of repurchases	—	—	—	311	—	311
Issuance of common shares, net of issuance costs	—	1,165	12	28,411	—	28,423
Redemption of Series A Preferred Stock	(7,549)	—	—	—	—	(7,549)
Tax benefit of stock option exercises	—	—	—	1,674	—	1,674
Preferred stock dividends	—	—	—	—	(3,942)	(3,942)
Net income	—	—	—	—	10,788	10,788
Balance at September 30, 2002	—	5,180	52	63,623	(16,170)	47,505
Exercise of stock options and warrants	—	118	1	726	—	727
Repurchase and retirement of common shares	—	(67)	(1)	(1,466)	—	(1,467)
Tax benefit of stock option exercises	—	—	—	676	—	676
Net income	—	—	—	—	13,950	13,950
Balance at September 30, 2003	—	5,231	52	63,559	(2,220)	61,391
Exercise of stock options and warrants	—	51	1	275	—	276
Repurchase and retirement of common shares	—	(75)	(1)	(1,774)	—	(1,775)
Tax benefit of stock option exercises	—	—	—	311	—	311
Non-cash compensation	—	—	—	194	—	194
Net income	—	—	—	—	5,873	5,873
Balance at September 30, 2004	$—	5,207	$52	$62,565	$3,653	$66,270

The accompanying notes are an integral part of these Consolidated Financial Statements.

MOTHERS WORK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended September 30,
	2004	2003	2002
Cash Flows from Operating Activities
Net income	$5,873	$13,950	$10,788
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,212	9,862	9,496
Loss on impairment of long-lived assets	1,545	545	250
Loss on disposal of assets	1,285	700	—
Accretion of discount on notes	149	134	1,035
Deferred income tax provision	2,778	2,529	5,541
Tax benefit of stock option exercises	311	676	1,674
Amortization of deferred financing costs	415	387	1,670
Provision for deferred rent	606	604	488
Other	224	—	—
Changes in assets and liabilities:
Decrease (increase) in—
Trade receivables	(526)	2,454	70
Inventories	(8,238)	(7,675)	2,428
Prepaid expenses and other assets	(1,945)	(318)	627
Increase (decrease) in—
Accounts payable, accrued expenses and other current liabilities	(1,280)	6,161	(5,589)
Net cash provided by operating activities	11,409	30,009	28,478
Cash Flows from Investing Activities
Purchase of short-term investments	(3,500)	(4,200)	—
Proceeds from sale of short-term investments	3,500	2,200	—
Acquisition of iMaternity, net of cash acquired	—	—	574
Capital expenditures	(14,693)	(19,214)	(9,839)
Proceeds from disposal of property, plant and equipment	—	—	175
Purchase of intangible assets	(80)	(175)	(201)
Net cash used in investing activities	(14,773)	(21,389)	(9,291)
Cash Flows from Financing Activities
Decrease in line of credit borrowings	—	—	(32,229)
Increase (decrease) in cash overdrafts	684	(1,777)	1,647
Proceeds from issuance of long-term debt, net of issuance costs	—	—	119,144
Repayment of long-term debt	(279)	(369)	(94,979)
Repayment of debt assumed in acquisition of iMaternity	—	—	(8,892)
Proceeds from issuance of common stock, net of issuance costs	—	—	28,633
Repurchase of common stock	(1,775)	(1,467)	—
Repurchase of warrants	—	—	(563)
Payout for redeemed Series A Preferred Stock	(1,362)	(1,310)	(9,716)
Repurchase of Series C Preferred Stock	—	—	(20,890)
Deferred financing costs	(44)	(242)	—
Payment of issuance costs of common stock	—	(210)	—
Proceeds from exercise of stock options and warrants	276	727	3,059
Net cash used in financing activities	(2,500)	(4,648)	(14,786)
Net (Decrease) Increase in Cash and Cash Equivalents	(5,864)	3,972	4,401
Cash and Cash Equivalents, Beginning of Year	18,731	14,759	10,358
Cash and Cash Equivalents, End of Year	$12,867	$18,731	$14,759

The accompanying notes are an integral part of these Consolidated Financial Statements.

MOTHERS WORK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS

Mothers Work, Inc. and subsidiaries (“Mothers Work” or the “Company”) is a specialty designer and retailer of maternity clothing. The Company operated 1,115 retail locations as of September 30, 2004, including 883 stores and 232 leased departments, throughout the United States and Canada. Mothers Work, Inc. was incorporated in Delaware in 1982.

On October 17, 2001, the Company completed the acquisition of eSpecialty Brands, LLC, including its wholly-owned subsidiaries Dan Howard Industries, Inc., Mother’s Stores, Inc., Confecciones Acona S.A. and Maternity Factory Warehouse Centre, Inc. (collectively referred to as “iMaternity”). This acquisition enabled the Company to expand into new geographic areas, and enhance its presence in areas already served (see Note 5).

In August 2002, the Company completed a public offering of 1,165,000 shares of its common stock (plus an additional 100,000 shares sold in the offering by certain selling stockholders) at a price of $27.00 per share and issued $125,000,000 of 11 1/4% senior notes due August 1, 2010 (the “New Senior Notes”). The Company received cash proceeds from the equity offering, net of issuance costs, of approximately $28,400,000 (see Note 9). The Company received cash proceeds from the debt offering of approximately $118,900,000, net of issuance discount of $1,600,000 and debt issuance costs (see Note 8). In conjunction with the equity offering, certain selling stockholders exercised stock options, which resulted in additional cash proceeds of approximately $600,000.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.   Principles of Consolidation

The accompanying Consolidated Financial Statements include the accounts of Mothers Work, Inc. and, as of September 30, 2004 and 2003, its direct and indirect wholly-owned subsidiaries of Cave Springs, Inc., Mothers Work Canada, Inc., Maternity Factory Warehouse Centre, Inc. (a wholly-owned subsidiary of Mothers Work Canada, Inc.) and Confecciones Acona S.A. As of September 30, 2002, the Company’s direct and indirect wholly-owned subsidiaries included eSpecialty Brands, LLC (including its wholly-owned subsidiaries Dan Howard Industries, Inc., Mother’s Stores, Inc., Confecciones Acona S.A. and Maternity Factory Warehouse Centre, Inc.) and Cave Springs, Inc. During the year ended September 30, 2003, (i) the Canadian assets of eSpecialty Brands, LLC and its subsidiaries were contributed to a newly-formed subsidiary, Mothers Work Canada, Inc., (ii) Confecciones Acona S.A. became a wholly-owned subsidiary of Mothers Work, Inc., and (iii) eSpecialty Brands, LLC, Dan Howard Industries, Inc. and Mother’s Stores, Inc. were merged into Mothers Work, Inc. All significant intercompany transactions and accounts have been eliminated in consolidation.

b.   Fiscal Year-End

The Company operates on a fiscal year ending September 30 of each year. All references to fiscal years of the Company refer to the fiscal years ended on September 30 in those years. For example, the Company’s “fiscal 2004” ended on September 30, 2004.

c.   Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that may affect the

MOTHERS WORK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

d.   Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash in the bank and short-term investments with an original maturity of three months or less when purchased. Cash overdrafts of $2,979,000 and $2,295,000 were included in accounts payable at September 30, 2004 and 2003, respectively.

The Company maintains cash accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses from maintaining cash accounts in excess of such limits. Management believes that it is not exposed to any significant credit risks on its cash accounts.

e.   Short-Term Investments

The Company’s short-term investments may be classified as either held-to-maturity or available-for-sale. Held-to-maturity securities represent those securities that the Company has both the intent and ability to hold to maturity and are carried at amortized cost. Interest on these securities, as well as amortization of discounts and premiums, is included in interest income. Available-for-sale securities represent those securities that do not meet the classification of held-to-maturity, are not actively traded and are carried at fair value, which approximates amortized cost. Unrealized gains and losses on these securities are excluded from earnings and are reported as a separate component of shareholders’ equity until realized. When available-for-sale securities are sold, the cost of the securities is specifically identified and is used to determine the realized gain or loss.

The Company’s short-term investments as of September 30, 2004 and 2003 were classified as available-for-sale and consist exclusively of auction rate securities with the cost equal to the fair value. These securities have interest reset features which are applicable on a 28 day basis and the original maturity of the securities is 26 years. Proceeds from the sales of available-for-sale investments were $3,500,000 and $2,200,000 in fiscal 2004 and 2003, respectively. There were no realized gains or losses associated with these available-for-sale investments in fiscal 2004 or 2003.

f.   Inventories

Inventories are valued at the lower of cost or market. Cost is determined by the “first-in, first-out” (FIFO) method. Inventories of goods manufactured by the Company include the cost of materials, freight, direct labor, and manufacturing and distribution overhead.

g.   Advertising Costs

The Company expenses the costs of advertising when the advertising occurs, except for the costs associated with catalogs and brochures. The production costs for catalogs and brochures are deferred and amortized over a three to six month period corresponding to the expected period in which these items will be mailed. Advertising and catalog expenses were $9,922,000, $8,651,000 and $7,580,000 in fiscal 2004, 2003 and 2002, respectively.

MOTHERS WORK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

h.   Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation and amortization are computed for financial reporting purposes on a straight-line basis, using service lives ranging principally from five to ten years for furniture and equipment and forty years for the building. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or their useful life, generally to be ten years. The cost of assets sold or retired and the related accumulated depreciation or amortization are removed from the accounts with any resulting gain or loss included in net income. Maintenance and repairs are expensed as incurred except for the capitalization of major renewals and betterments that extend the life of the asset. Long-lived assets are reviewed for impairment whenever adverse events or changes in circumstances or business climate indicate that the carrying value may not be recoverable. Factors used in the valuation include, but are not limited to, management’s plans for future operations, brand initiatives, recent operating results and projected cash flows. If the associated undiscounted cash flows are insufficient to support the recorded asset, an impairment is recognized to reduce the carrying value of the asset. The amount of the impairment loss is determined by comparing the discounted expected future cash flows with the carrying value.

During fiscal 2004, 2003 and 2002, the Company recorded write downs of long-lived assets totaling $1,545,000, $545,000 and $250,000, respectively, on a pre-tax basis.

i.   Goodwill, Intangible and Other Assets

Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations. Prior to fiscal 2002, goodwill was amortized using the straight-line method over a period of 20 years. Effective October 1, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” and no longer amortizes goodwill. As of October 1, 2001, management determined that the Company had one reporting unit for purposes of applying SFAS No.142 based on its reporting structure. The Company made its initial assessment of impairment for the transition period as of October 1, 2001 and again as of September 30 of each subsequent year. The fair value of the Company’s single reporting unit at each of these dates was determined based on the then fair market value of the Company’s outstanding common stock on a control basis.

Based on this assessment, no impairment loss was recognized at any of the measurement dates. The Company plans to perform an annual assessment for goodwill impairment at the end of each fiscal year or as impairment indicators arise. If the fair market value of the Company’s outstanding common stock on a control basis were to significantly decline in the future, the goodwill would likely become impaired.

A summary of changes in the carrying amount of goodwill for fiscal 2004 and 2003 is as follows (in thousands):

Goodwill at September 30, 2002	$52,677
Less: reduction of iMaternity acquisition reserves and acquired payables (see Note 5)	(2,288)
Goodwill at September 30, 2003 and 2004	$50,389

MOTHERS WORK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

During fiscal 2003, the iMaternity purchase accounting reserves were reduced by $1,784,000, less a related tax effect of $625,000, and acquired payables were reduced by $1,129,000, resulting in a reduction to goodwill of $2,288,000 (see Note 5).

Intangible assets with definite useful lives, which primarily consist of lease acquisition costs, are amortized over the lease term (estimated to be ten years). Management reviews the carrying amount of these intangible assets as impairment indicators arise, to assess the continued recoverability based on future undiscounted cash flows and operating results from the related asset, future asset utilization and changes in market conditions. As of September 30, 2004, management does not believe that there has been any impairment to the carrying value of these intangible assets. The Company has not identified any unamortizable intangible assets. Aggregate amortization expense of intangible assets in fiscal 2004, 2003 and 2002 was $224,000, $267,000 and $279,000, respectively.

Estimated amortization expense for the next five fiscal years is as follows (in thousands):

Fiscal Year
2005	$194
2006	171
2007	135
2008	116
2009	104

j.   Deferred Financing Costs

Deferred financing costs (see Note 8) are amortized to interest expense over the term of the related debt using the effective interest method. Amortization expense of deferred financing costs in fiscal 2004, 2003 and 2002 was $415,000, $387,000 and $1,670,000, of which $1,173,000 ($763,000 on an after-tax basis) of the fiscal 2002 figure represented accelerated amortization in connection with the repayment of senior notes. Estimated amortization expense for the next five fiscal years of deferred financing costs as of September 30, 2004 is as follows (in thousands):

Fiscal Year
2005	$464
2006	519
2007	580
2008	649
2009	726

k.   Deferred Rent

Rent expense on operating leases is recorded on a straight-line basis over the term of the lease. The net excess of rent expense over the actual cash paid has been recorded as deferred rent in the accompanying Consolidated Balance Sheets.

MOTHERS WORK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

l.   Treasury (Reacquired) Shares

Shares repurchased are retired and treated as authorized but unissued shares, with the cost in excess of par value of the reacquired shares charged to additional paid-in capital and the par value charged to common stock.

m.   Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, short-term investments, trade receivables and accounts payable approximate fair value due to the short-term nature of those instruments. Based upon a valuation of the New Senior Notes by a third party, the fair value of the long-term debt as of September 30, 2004 was approximately $126,716,000, which is slightly lower than its carrying value.

n.   Revenue Recognition, Sales Returns and Allowances

Revenue is recognized at the point of sale for retail store sales, including leased department sales, or when merchandise is shipped to customers for Internet and mail order sales. Allowances for returns are recorded as a reduction of revenue, based on the Company’s historical experience.

o.   Other Revenues

Included in net sales are revenues earned by the Company through a variety of marketing partnership programs utilizing the Company’s extensive opt-in customer database and various in-store marketing initiatives, focused on baby and parent-related product and services.

p.   Shipping and Handling Fees and Costs

The Company includes shipping and handling revenue earned from its catalog and e-commerce activities in net sales. Shipping and handling costs, which are included in cost of goods sold in the accompanying Consolidated Statements of Operations, include shipping supplies, related labor costs and third-party shipping costs.

q.   Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes as prescribed by SFAS No. 109, “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities as well as from net operating loss carryforwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

MOTHERS WORK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued)

r.   Accounting for Stock-Based Compensation

The Company accounts for stock-based compensation under the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretation. The Company has adopted the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure”, but has elected to continue to measure compensation expense in accordance with APB Opinion No. 25. Accordingly, no compensation expense for stock options has been recognized for stock option awards granted at fair market value. Had the compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans in accordance with the provisions of SFAS No. 123, the Company’s net earnings and earnings per share would have been reduced to the pro forma amounts indicated below. The effect of applying SFAS No. 123 in this pro forma disclosure is not indicative of future amounts. SFAS No. 123 does not apply to options awarded prior to the fiscal year ended September 30, 1996. Additional option awards are anticipated in future years (see Note 11).

	Year Ended September 30,
	2004	2003	2002
	(in thousands, except per share amounts)
Net income available to common stockholders:
As reported	$5,873	$13,950	$6,846
Stock-based employee compensation expense included in the determination of net income as reported, net of tax	116	—	—
Deduct total stock-based employee compensation expense determined under fair value-based method for all awards, net of tax	(1,525)	(2,910)	(950)
Pro forma net income available to common stockholders	$4,464	$11,040	$5,896
Net income available to common stockholders per share—Basic:
As reported	$1.13	$2.66	$1.75
Pro forma	0.86	2.11	1.51
Net income net income available to common stockholders per share—Diluted:
As reported	$1.07	$2.47	$1.61
Pro forma	0.81	1.99	1.38

s.   Earnings per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of outstanding common shares. Diluted earnings per share is computed based upon the weighted average number of outstanding common shares, after giving effect to the potential dilutive effect from the assumed exercise of the common stock equivalents including stock options and warrants, as well as the assumed conversion of dilutive securities of the Company, including any convertible preferred stock and debt (see Note 9).

MOTHERS WORK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued)

The following summarizes those effects for the diluted earnings per share calculation (in thousands):

	Year Ended September 30,
	2004	2003	2002
Average number of shares outstanding—Basic	5,212	5,236	3,914
Incremental shares from the assumed exercise of outstanding stock options and warrants	289	410	347
Average number of shares outstanding—Diluted	5,501	5,646	4,261

Options to purchase 467,170, 202,850 and 10,000 shares of the Company’s common stock were outstanding as of September 30, 2004, 2003 and 2002, respectively, but were not included in the computation of diluted earnings per share for fiscal 2004, 2003 and 2002, respectively, as their effect would have been antidilutive.

t.   Statements of Cash Flows

In fiscal 2004, 2003 and 2002, the Company paid interest of $14,415,000, $14,503,000 and $13,289,000, respectively, and made income tax payments of $3,258,000, $5,447,000 and $2,602,000, respectively.

u.   Internal Use Software

The Company records the costs of computer software, inclusive of website development costs, in accordance with Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants. SOP 98-1 requires that certain internal-use computer software costs be capitalized and amortized over the useful life of the asset. In fiscal 2004, 2003 and 2002, the Company capitalized $50,000, $84,000 and $104,000, respectively, of costs related to the development of internal-use software.

v.   Business and Credit Risk

Financial instruments, primarily cash and cash equivalents, short-term investments and accounts receivable, potentially subject the Company to concentrations of credit risk. The Company limits its credit risk associated with cash and cash equivalents and short-term investments by placing such investments in highly liquid funds and instruments. Receivables associated with third party credit cards are processed by financial institutions, which are monitored for financial stability. The Company is dependent on key suppliers to provide sufficient quantities of inventory at competitive prices. No single supplier represented 10% or more of net purchases in fiscal 2004, 2003 or 2002. A majority of the Company’s purchases during fiscal 2004 were imported. The Company imported from 27 countries during fiscal 2004. Management believes that any event causing a disruption of imports from any specific country could be mitigated by moving production to readily available alternative sources.

w.   Insurance

The Company is self-insured for workers’ compensation and employee-related health care benefits, up to certain stop-loss limits. Such costs are accrued based on known claims and an estimate of incurred but

MOTHERS WORK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued)

not reported claims. Further, the Company utilizes a cooperative arrangement with a number of other companies to assist in managing certain insurance risks. The Company’s expenses associated with this relationship could be impacted by the loss history associated with the cooperative as a whole. Liabilities associated with these risks are estimated by considering historical claims experience and other actuarial assumptions.

x.   Store Preopening Costs

Non-capital expenditures, such as payroll costs incurred prior to the opening of a new store, are charged to expense in the period in which they were incurred.

y.   Reclassifications

Certain reclassifications have been made to the prior year consolidated financial statements to conform to the current year presentation.

z.   New Accounting Pronouncements

On March 31, 2004, the Financial Accounting Standards Board (“FASB”) issued its exposure draft, “Share-Based Payment,” which is a proposed amendment to SFAS No. 123. Generally, the approach in the exposure draft is similar to the approach described in SFAS No. 123. However, the exposure draft would require all share-based payments to employees, including grants of employee stock options, to be recognized in the Company’s statement of operations based on their fair values. There are a number of issues that are not resolved in the exposure draft, including the final methodology for calculating fair value. The FASB expects to issue a final standard in the near future that would be effective for interim and annual periods beginning after June 15, 2005. The pro forma impact of the adoption of SFAS No. 123 on the Company’s historical financial statements is included in these notes to consolidated financial statements. The Company expects to continue to grant stock-based compensation to employees. The impact of the new standard, when and if issued, may have a material adverse impact on the Company’s future results of operations.

3. INVENTORIES

Inventories as of September 30 were comprised of the following (in thousands):

	2004	2003
Finished goods	$81,428	$73,583
Work-in-progress	3,317	2,778
Raw materials	7,998	8,144
	$92,743	$84,505

MOTHERS WORK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment as of September 30 was comprised of the following (in thousands):

	2004	2003
Land	$1,400	$1,400
Building and improvements	12,062	11,549
Furniture and equipment	47,748	42,349
Leasehold improvements	68,510	69,944
	129,720	125,242
Less: accumulated depreciation and amortization	(69,432)	(67,431)
	$60,288	$57,811

During fiscal 2004 and 2003, the Company recorded pre-tax charges under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” of $1,545,000 and $545,000, respectively, and during fiscal 2002, the Company recorded pre-tax charges under SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” of $250,000, related to the impairment of leasehold improvements and furniture and equipment at certain of its retail locations.

As of September 30, 2004, $1,200,000 of assets held for sale (not included above) relate to the manufacturing and warehouse facilities located in Costa Rica that were acquired in the purchase of iMaternity (see Note 5). These facilities, shut down during fiscal 2002, are being marketed for sale, are not being depreciated and are separately reflected in the consolidated balance sheet as “Assets Held for Sale.”

5. ACQUISITION

The Company acquired eSpecialty Brands, LLC (iMaternity) on October 17, 2001 (the “Acquisition Date”), for $19,748,000, including transaction costs of $875,000. The acquisition was accounted for under the purchase method of accounting, and the results of operations of iMaternity are included in the Company’s results of operations from the Acquisition Date.

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

MOTHERS WORK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. ACQUISITION (Continued)

At the Acquisition Date, iMaternity operated a total of 166 Dan Howard and Mothertime maternity clothing stores, including some under the iMaternity tradename, and the online iMaternity.com website. The Company developed a plan in conjunction with the acquisition to close 92 iMaternity stores and convert the remaining acquired locations to the Company’s existing store concepts of Motherhood and Mimi. In fiscal 2003, the Company concluded that it would not close 12 of the original stores that were intended to be closed, and the estimated lease termination costs accrued for these anticipated closures of $1,519,000, less a related tax effect of $532,000, was reversed against goodwill. During fiscal 2004, the Company closed four iMaternity stores which were part of the original 92 planned store closures. Further, the plan included the shutdown of iMaternity’s corporate headquarters and warehouse operation in Chicago, as well as its manufacturing and warehousing facilities in Costa Rica. In connection with the plan, the Company originally recorded severance costs for involuntarily terminated employees of the acquired business of $2,587,000, lease termination fees and related legal costs of $4,200,000, and accrued for other costs to be incurred to complete the exit activities of the acquired business totaling $2,150,000. Approximately 850 employees of the acquired business were expected to be terminated as part of the plan, consisting of 528 corporate and 322 store employees.

As of September 30, 2004, the Company has closed 110 acquired iMaternity stores, of which 82 were included as part of the 92 planned store closures. During fiscal 2002, the Company closed the corporate headquarters and warehouse operation in Chicago, an internet-related development center in San Diego, California and other domestic warehousing facilities. The iMaternity manufacturing and warehousing operations in Costa Rica have been shut down, are being marketed for sale and are expected to be sold during fiscal 2005. The carrying values of the Costa Rican facilities were reduced by $200,000 during fiscal 2002 to their estimated realizable values as of the Acquisition Date, which were determined based on a market survey received from an independent third party less estimated selling costs, and is classified as “Assets Held For Sale” in the accompanying consolidated balance sheets.

As of September 30, 2004, the remaining accrual for exit costs of $201,000 is principally for expected costs related to the Costa Rican properties.

In connection with the store closures and the shutdown of the various facilities as described above, the Company terminated 820 employees (524 corporate and 296 store employees), to whom $1,687,000 in accrued severance was paid out and charged against the liability as of September 30, 2002. Included in the severance payouts are monthly installments made on the non-compete covenant and severance arrangement with a former executive of iMaternity. During fiscal 2003, the remaining severance accrual was reduced by $97,000, less a related tax effect of $34,000, against goodwill. The balance of the severance reserve reflects a non-compete and severance arrangement that is payable ratably on a monthly basis through September 30, 2006.

MOTHERS WORK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. ACQUISITION (Continued)

A summary of the charges incurred and reserves recorded in connection with the iMaternity acquisition exit/restructuring activities during fiscal 2004 is as follows (in thousands):

	Reserves Recorded in Purchase Accounting	Balance as of September 30, 2003	Payments During Fiscal 2004	Balance as of September 30, 2004
Lease termination fees	$4,200	$668	$(419)	$249
Severance	2,587	600	(200)	400
Exit and other costs	2,150	325	(124)	201
	$8,937	$1,593	$(743)	$850

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

MOTHERS WORK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

As of September 30, accrued expenses and other current liabilities were comprised of the following (in thousands):

	2004	2003
Salaries, wages and employee benefits	$8,944	$8,089
Income taxes payable	1,344	1,991
Interest	2,358	2,356
Sales taxes	2,458	2,306
Insurance	2,425	2,135
Rent	608	802
Audit and legal	1,671	2,368
Reserves recorded in iMaternity acquisition (Note 5)	850	1,593
Remaining payout for redeemed Series A Preferred Stock	1,052	2,414
Accrued store construction costs	1,514	1,991
Gift certificates and store credits	2,586	1,988
Other	4,751	3,313
	$30,561	$31,346

7. LINE OF CREDIT

On October 15, 2004, the Company entered into a new five-year $60,000,000 senior secured revolving credit facility (the “New Credit Facility”), which replaced the former $60 million credit facility that included a $56,000,000 borrowing base revolving line of credit. The New Credit Facility will mature on October 15, 2009. Upon the Company’s request and with the consent of the lender, permitted borrowings under the New Credit Facility may be increased up to an additional $15,000,000, in increments of $2,500,000, up to a maximum limit of $75,000,000. Proceeds from advances under the New Credit Facility, with certain restrictions, may be used to provide financing for working capital, letters of credit, capital expenditures, debt prepayments, dividends, share repurchases and other general corporate purposes. The Company paid certain closing fees in connection with the negotiation and execution of the New Credit Facility. The Company also pays an unused line fee under the New Credit Facility and certain early termination fees if the new credit facility is terminated prior to its third anniversary. The New Credit Facility contains various affirmative and negative covenants and representations and warranties. There are no financial covenant requirements under the New Credit Facility unless either (i) Excess Availability (as defined in the agreement) falls below $10,000,000, or (ii) average Financial Covenant Adjusted Availability (as defined in the agreement) for any calendar month is less than $15,000,000. If either of the events in item (i) or (ii) above occurs, the Company would be required to meet a certain minimum fixed charge coverage ratio (which increases from 1.00x during the first two years of the New Credit Facility to 1.10x during the fifth year of the New Credit Facility). The New Credit Facility is secured by a security interest in the Company’s accounts receivable, inventory, real estate interests, letter of credit rights, cash, intangibles and certain other assets. The interest rate on outstanding borrowings is equal to, at the Company’s election, either the lender’s prime rate or the lender’s LIBOR rate plus the applicable margin. The applicable margin for LIBOR rate borrowings is variable, ranging from 1.25% to 1.75%, based upon the availability calculation made in accordance with the New Credit Facility. Any amounts outstanding under the New Credit Facility may be accelerated and become due and payable immediately and all loan and

MOTHERS WORK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. LINE OF CREDIT (Continued)

letter of credit commitments thereunder may be terminated upon an event of default and expiration of any applicable cure period. Events of default include: (i) nonpayment of obligations due under the New Credit Facility, (ii) failure to perform any covenant or agreement contained in the New Credit Facility, (iii) material misrepresentations, (iv) failure to pay, or certain other defaults under, other material indebtedness, (v) certain bankruptcy or insolvency events, (vi) a change of control, (vii) material uninsured losses, (viii) indictments of the Company or senior management in a material forfeiture action, and (ix) customary ERISA defaults, among others.

Prior to entering into the New Credit Facility, the Company had a $60 million credit facility maturing on September 15, 2005, which included a $56 million borrowing base revolving line of credit and approximately $4 million to support a special purpose letter of credit facility. Amounts available for direct borrowings, net of letters of credit outstanding, were limited to the lesser of (a) the unused portion of the credit facility or (b) the Aggregate Adjusted Availability (“AAA”) as defined in the agreement based on a percentage of eligible inventory, receivables and cash. The credit facility was secured by a security interest in the Company’s accounts receivable, inventory, equipment, fixtures, cash and other assets. There were no financial covenant requirements in the agreement unless the AAA falls below $10 million. In such event, the Company would have had to achieve minimum cash flow, as defined in the agreement, of not less than zero. During fiscal 2004, 2003 and 2002, the Company always exceeded the minimum required AAA.

As of September 30, 2004, outstanding borrowings under the credit facility consisted of no direct borrowings and $3,700,000 in letters of credit with AAA and available borrowings of $52,300,000, compared to no direct borrowings and $3,900,000 in letters of credit with AAA and available borrowings of $52,100,000 as of September 30, 2003. In addition, pursuant to the special purpose letter of credit facility, as of September 30, 2004 and 2003, the Company had an outstanding standby letter of credit of $3,149,000 and $3,300,000, respectively, to collateralize an outstanding industrial revenue bond. As of September 30, 2003, the Company had a $1,000,000 letter of credit to collateralize a government mortgage note; this letter of credit was subsequently cancelled during fiscal 2004. Borrowings under the credit facility as of September 30, 2004 would have borne interest at the rate of between approximately 3.84% and 4.75% per annum. The Company had no direct borrowings under the credit facility during fiscal 2004 and 2003.

MOTHERS WORK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. LONG-TERM DEBT

The following table summarizes the Company’s long-term debt as of September 30 (in thousands):

	2004	2003
11 1/4% senior notes due August 1, 2010 (net of unamortized discount)	$123,701	$123,552
Industrial Revenue Bond, interest is variable (1.7% as of September 30, 2004), principal due annually through September 1, 2020 (collateralized in full by a standby letter of credit)	3,075	3,200
Government Mortgage Notes:
Interest at 3.0%, principal due monthly until May 1, 2011 (collateralized by a second mortgage on certain property and equipment at the Company’s headquarters)	1,000	1,134
Interest at 2.0%, principal due monthly until March 1, 2011 (collateralized by certain equipment at the Company’s headquarters)	141	161
	127,917	128,047
Less: current portion	(288)	(279)
	$127,629	$127,768

Long-term debt maturities as of September 30, 2004 are as follows (in thousands):

Fiscal Year
2005	$288
2006	298
2007	313
2008	322
2009	337
2010 and thereafter	127,658
129,216
Less: unamortized discount	(1,299)
$127,917

In August 2002, the Company repurchased the outstanding $92,000,000 of 12 5/8% senior notes (the “Old Senior Notes”) with a portion of the proceeds from the issuance of $125,000,000 of 11 1/4% senior notes due 2010 (the “New Senior Notes”) and 1,165,000 shares of common stock (see Note 9). The Company received net proceeds from the debt offering of approximately $118,900,000, net of issuance discount of approximately $1,600,000 and after deducting fees and expenses of the offering. The Company used approximately $92,700,000 of the net proceeds from the debt offering for the repurchase of the Old Senior Notes, including accrued and unpaid interest and related fees and expenses. In addition, the Company used approximately $2,600,000 of the net proceeds from the debt offering for the repayment of subordinated notes that had been issued in lieu of cash dividends on shares of Series A Preferred Stock previously converted into common stock.

MOTHERS WORK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. LONG-TERM DEBT (Continued)

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

The New Senior Notes are due August 1, 2010 and were issued at 98.719% of their face amount, resulting in an annual effective interest rate of 11.50%. Interest on the New Senior Notes is payable semi-annually in cash on February 1 and August 1, commencing on February 1, 2003. The New Senior Notes were issued by Mothers Work, are senior unsecured obligations of Mothers Work, and are unconditionally guaranteed on a senior basis by all of the Company’s domestic subsidiaries (see Note 14). The New Senior Notes are redeemable at the Company’s option, in whole or in part at any time on or after August 1, 2006 at 105.625% of their face amount, plus accrued and unpaid interest, declining ratably to 100% of their face amount, plus accrued and unpaid interest, on or after August 1, 2009. Additionally, prior to August 1, 2005, the Company may redeem, at its option, up to 35% of the aggregate principal amount of the New Senior Notes with the proceeds from equity offerings at 111.25% of their principal amount, plus accrued and unpaid interest, in accordance with the terms of the indenture of the New Senior Notes. The New Senior Notes impose certain restrictions on the Company’s ability to, among other things, incur additional indebtedness, pay dividends, repurchase stock, and enter into other various types of transactions.

During fiscal 2001, certain holders of the Series A Preferred Stock elected to convert 2,591 shares with a stated value of $727,000 into shares of common stock at an initial conversion rate equal to ten shares of common stock for each share of Series A Preferred Stock. The Company was restricted under the terms of the Old Senior Notes from paying cash dividends to the holders of the Series A Preferred Stock upon conversion. Accordingly, the Company issued $331,000 of subordinated notes in fiscal 2001, with unpaid interest compounding annually at the prime rate until paid. During fiscal 2002, a total of 11,496 shares of the Series A Preferred Stock with a stated value of approximately $3,200,000 were converted into 114,955 shares of common stock. The Company was restricted under the terms of the Old Senior Notes from paying cash dividends to the holders of the Series A Preferred Stock upon conversion. As a result, the Company issued subordinated notes totaling $2,214,000 in fiscal 2002, with unpaid interest compounding annually at the prime rate until paid. The subordinated notes were convertible after August 1, 2003 into common stock in accordance with the terms of those  notes. The subordinated notes, totaling approximately $2,600,000 including accrued and unpaid interest, were repaid in full in August 2002 using a portion of the net proceeds from the debt offering.

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

MOTHERS WORK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. COMMON AND PREFERRED STOCK (Continued)

In connection with the Rights Agreement dated March 17, 1997 (see Note 10), the Company authorized 10,000 shares of Series B Junior Participating Preferred Stock (the “Series B Preferred Stock”). In fiscal 2003, the Board of Directors of the Company authorized an additional 290,000 shares of Series B Preferred Stock. The Series B Preferred Stock can be purchased in units equal to one one-thousandth of a share (the “Series B Units”) under the terms of the Rights Agreement. The holders of the Series B Units are entitled to receive dividends when and if declared on common stock. Series B Units are junior to the common stock for both dividends and liquidations. Each Series B Unit votes as one share of common stock.

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

The Company has authorization to issue up to 2,000,000 shares of preferred stock, par value $0.01. There was no preferred stock issued or outstanding as of September 30, 2004 or 2003.

In August 2002, the Company completed a public equity offering whereby the Company issued 1,165,000 shares of common stock, including the full exercise of the over-allotment option by the underwriters. In addition, as part of this offering, certain selling stockholders sold 100,000 shares of the Company’s common stock. The Company received net proceeds from the equity offering of approximately $28,400,000 after deducting fees and expenses of the offering.

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

The Company used approximately $92,700,000 of the net proceeds of the offerings for the repurchase of the Old Senior Notes, and used approximately $2,600,000 for the repayment of subordinated notes that had been issued in lieu of cash dividends on shares of Series A Preferred Stock previously converted into common stock. The Company used approximately $13,400,000 to redeem all of the outstanding Series A Preferred Stock, including accrued and unpaid dividends, of which approximately $12,400,000 has been paid as of September 30, 2004 and approximately $1,000,000 will be paid out upon submission of proper documentation from the remaining holders of the Series A Preferred Stock.

MOTHERS WORK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. COMMON AND PREFERRED STOCK (Continued)

Additionally, the Company used approximately $20,900,000 of the net proceeds from the offerings for the repurchase of the Series C Preferred Stock issued to the sellers of iMaternity in October 2001, including accrued and unpaid dividends. The remaining $18,300,000 of net proceeds from the offerings were used to repay all of the outstanding borrowings under the Company’s credit facility, with the balance invested in short-term investments and available for general corporate purposes.

In March 2003, the Company’s Board of Directors approved a share repurchase program, under which it may repurchase up to $10,000,000 of the Company’s outstanding common stock from time to time until March 2005 (see Note 17).

10. RIGHTS AGREEMENT

In accordance with the Company’s Rights Agreement, the Company provided and will provide one Right outstanding for each share of Mothers Work common stock now or hereafter outstanding. Under certain limited conditions, as defined in the Rights Agreement, each Right entitles the registered holder to purchase from the Company one Series B Unit at $85 per share, subject to adjustment. The rights expire on October 9, 2005 (the “Final Expiration Date”).

On March 17, 1997, the Company amended its Rights Agreement to provide the independent directors of the Company with some discretion in determining when the Distribution Date (as defined in the Rights Agreement) shall occur and the date until which the Rights may be redeemed. In addition, the Amended and Restated Rights Agreement exempts from its operation any person that acquires, obtains the right to acquire, or otherwise obtains beneficial ownership of 10.0% or more of the then outstanding shares of the Company’s common stock (an “Acquiring Person”) without any intention of changing or influencing control of the Company provided that such person, as promptly as practicable, divests himself or itself of a sufficient number of shares of common stock so that such person would no longer be an Acquiring Person.

The Rights are not exercisable until the Distribution Date, which will occur upon the earlier of (i) ten business days following a public announcement that an Acquiring Person has acquired beneficial ownership of 10.0% or more of the Company’s outstanding common stock, and ten business days following the commencement of a tender offer or exchange offer that would result in a person or group owning 10.0% or more of the Company’s outstanding common stock, or (ii) such later date as may be determined by action of a majority of the independent directors. The Rights have certain anti-takeover effects. The Rights will cause substantial dilution to a person or group that attempts to acquire the Company without conditioning the offer on the redemption of the Rights.

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

On October 14, 2001, the Company amended its Rights Agreement to include Centre Partners and its affiliates as exempt persons under the terms of the Rights Agreement. In addition, on June 4, 2002, the Company further amended the Rights Agreement to (i) increase the number of shares of Company common stock that may be beneficially owned by the Meridian Group, (ii) amend the definition of

MOTHERS WORK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. RIGHTS AGREEMENT (Continued)

Beneficial Ownership to exclude, under certain circumstances, any deemed attribution of beneficial ownership between the Meridian Group and a specified individual who has served as a general partner of certain entities within the Meridian Group, (iii) amend the definition of Independent Director, and (iv) amend the definition of Meridian Group.

11. STOCK OPTION PLANS AND WARRANTS

The Company has two stock option plans: the Director Stock Option Plan and the Amended and Restated 1987 Stock Option Plan. Under the Director Stock Option Plan, as of October 1, 2002, each outside director is granted 3,000 fully vested options on an annual basis, at an exercise price equal to the fair market value of the stock on the grant date. Under the 1987 Stock Option Plan, as amended and restated, officers and certain employees may be granted options to purchase the Company’s common stock at exercise prices equal to the fair market value of the stock at the date of grant or at other prices as determined by the Compensation Committee of the Board of Directors. No options have been granted by the Company at less than the fair market value of the Company’s common stock on the date of grant for any of the periods presented. In February 2003, the stockholders of the Company approved an amendment to increase the number of shares of common stock available for issuance upon the exercise of options granted under these plans by 500,000, up to a total of 2,175,000 options which may be issued (including up to a total of 200,000 options which may be issued under the Director Stock Option Plan) under the plans. The majority of the options issued under the plans vest ratably over a five-year period, although some options vest immediately, and options issued under the plans generally expire ten years from the date of grant.

As of September 30, 2004, there were 350,137 options available for grant under the Amended and Restated 1987 Stock Option Plan and 98,000 options available for grant under the Director Stock Option Plan.

Stock option activity for all plans was as follows:

	Outstanding Options	Weighted Average Exercise Price
	(in thousands)
Balance—September 30, 2001	1,016	$10.58
Granted	316	12.09
Exercised	(280)	10.92
Canceled	(97)	11.04
Balance—September 30, 2002	955	10.85
Granted	260	34.71
Exercised	(74)	10.02
Canceled	(48)	15.95
Balance—September 30, 2003	1,093	16.36
Granted	233	23.41
Exercised	(80)	11.14
Canceled	(56)	25.29
Balance—September 30, 2004	1,190	$17.67

MOTHERS WORK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. STOCK OPTION PLANS AND WARRANTS (Continued)

During fiscal 2004, options to purchase 54,540 shares of common stock with an aggregate exercise price of $614,000 were exercised by the option holders tendering 28,438 shares of the Company’s common stock, which were held by the option holders.

Options for 760,900, 703,700, and 531,831 shares were exercisable as of September 30, 2004, 2003 and 2002, respectively, and had a weighted-average exercise price of $16.19, $15.49 and $10.32, for those respective periods.

The weighted average fair value of the stock options granted during 2004, 2003 and 2002 was estimated to be $15.85, $23.35 and $8.41, respectively. The weighted average fair value of each option granted is calculated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended September 30,
	2004	2003	2002
Dividend yield	none	none	none
Expected price volatility	62%	61%	60%
Risk-free interest rates	3.9%	3.8%	4.6%
Expected lives	8.1 years	8.1 years	8.1 years

The following table summarizes information about stock options outstanding as of September 30, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	(in thousands)			(in thousands)
$ 7.40 to $ 7.88	128	7.1	$7.66	61	$7.68
7.89 to 8.98	44	5.4	8.44	27	8.40
8.99 to 9.98	287	4.9	9.27	276	9.27
9.99 to 10.98	129	6.5	10.24	78	10.24
10.99 to 12.98	50	2.4	11.34	48	11.34
12.99 to 17.98	81	2.7	14.21	67	13.56
17.99 to 22.98	38	9.5	21.34	2	22.27
22.99 to 27.98	199	9.1	24.14	42	24.03
27.99 to 31.98	40	8.2	20.32	24	30.90
31.99 to 38.57	194	8.2	36.84	136	36.96
$ 7.40 to $38.57	1,190	6.6	$17.67	761	$16.19

In conjunction with debt issued in the acquisition of A Pea in the Pod in 1995, the Company issued 140,123 warrants for the purchase of the Company’s common stock at $.01 per share. These warrants were exercised on March 12, 2002.

In connection with the acquisition of iMaternity on October 17, 2001 (see Note 5), the Company issued to the sellers warrants to purchase 350,000 shares of the Company’s common stock at an exercise price of $22.50 per share (the “Warrants”). The Warrants were immediately vested upon grant and are

MOTHERS WORK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. STOCK OPTION PLANS AND WARRANTS (Continued)

exercisable for seven years from the date of grant. During the year ended September 30, 2002, the Company repurchased Warrants to purchase 125,000 shares of the Company’s common stock for a purchase price of $4.50 per underlying share, or a total of $562,500. In the first quarter of fiscal 2003, certain holders of the Warrants turned in Warrants to purchase 100,000 shares of the Company’s common stock and were issued 44,113 shares of the Company’s common stock pursuant to a cashless exercise net issuance election. As of September 30, 2004, Warrants to purchase 125,000 shares remain outstanding.

12. INCOME TAXES

For the years ended September 30, income tax provisions were comprised of the following (in thousands):

	2004	2003	2002
Current provision	$1,137	$6,204	$937
Deferred provision	2,778	2,529	5,541
	$3,915	$8,733	$6,478

The reconciliations of the statutory federal rate to the Company’s effective income tax rates for the years ended September 30, were as follows:

	2004	2003	2002
Statutory federal tax rate	34.0%	35.0%	35.0%
State taxes, net of federal benefit	4.2	3.2	2.2
Other	1.8	0.3	0.3
	40.0%	38.5%	37.5%

The deferred tax effects of temporary differences giving rise to the Company’s net deferred tax assets as of September 30, were as follows (in thousands):

	2004	2003
Deferred tax assets:
Net operating losses carryforwards	$1,919	$2,242
Depreciation	7,602	9,562
Deferred rent	2,306	2,095
Inventory reserves	672	550
Employee benefit accruals	1,823	1,722
Reserves recorded in iMaternity acquisition	298	558
Tax benefit on stock option exercises	291	256
Other accruals	705	1,042
Other	561	327
	16,177	18,354
Deferred tax liability:
Prepaid expenses	(13)	(113)
	$16,164	$18,241

MOTHERS WORK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. INCOME TAXES (Continued)

As of September 30, 2004, the Company has net operating loss carryforwards for federal tax purposes of $5,484,000, which were acquired in the acquisition of iMaternity and begin to expire in 2021. While the acquired net operating loss carryforwards are subject to certain annual limitations due to the change in ownership, the Company does not expect the limitations to reduce its ability to ultimately use such carryforwards. The tax benefit of the acquired net operating loss carryforwards was recorded under the purchase method of accounting.

The above deferred tax assets reflect only the federal tax benefit associated with the temporary differences given the historical uncertainty related to realizing state tax benefits. Had the state tax benefits been reflected, the deferred tax assets would be approximately $1,400,000 higher.

No valuation allowance has been provided for the net federal deferred tax assets. Based on the Company’s historical levels of taxable income, management believes it is more likely than not that the Company will realize the federal net deferred tax assets as of September 30, 2004. There can be no assurance that the Company will generate taxable earnings or any specific level of earnings in the future.

13. COMMITMENTS AND CONTINGENCIES

The Company leases its retail facilities and certain equipment under various non-cancelable operating leases. Certain of these leases have renewal options. Total rent expense under operating leases amounted to $76,675,000, $67,281,000 and $61,341,000 in fiscal 2004, 2003 and 2002, respectively. Such amounts include contingent rentals based upon a percentage of sales totaling $388,000, $740,000 and $688,000 in fiscal 2004, 2003 and 2002, respectively.

Store operating leases and warehouse leases generally provide for payment of direct operating costs in addition to rent. Future annual minimum operating lease payments, excluding such direct operating costs, as well as leases for equipment rental as of September 30, 2004 are as follows (in thousands):

Fiscal Year
2005	$52,618
2006	48,468
2007	45,022
2008	40,518
2009	36,361
2010 and thereafter	96,378
$319,365

The Company was a party to an action filed against the Company alleging that certain former and current employees should have received overtime compensation under Washington law in Spokane County Superior Court. The plaintiffs in this action sought unspecified actual damages, penalties and attorneys’ fees. On or about April 23, 2003, one purported subclass of the plaintiffs accepted a settlement arrangement in the amount of $50,000, plus attorney’s fees and costs incurred through such date. After a trial with the remaining purported subclass, in May 2003, the jury found for the Company on all but one claim, for which it awarded the remaining plaintiffs damages in the amount of $106,000. The parties are currently contesting costs and expenses being sought by the plaintiffs in the amount of approximately

MOTHERS WORK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. COMMITMENTS AND CONTINGENCIES (Continued)

$390,000. The Company recorded  expenses during fiscal 2004 and 2003 of $78,000 and $546,000, respectively, for the estimated legal fees and settlement costs of this case, including the contested costs and expenses noted above.

In addition, from time to time, the Company is named as a defendant in legal actions arising from its normal business activities. Although the amount of any liability that could arise with respect to currently pending cannot be accurately predicted, the Company does not believe that the resolution of any pending action will have a material adverse effect on its financial position, results of operations or liquidity.

14. GUARANTOR SUBSIDIARIES

Pursuant to the terms of the indenture relating to the New Senior Notes, each of the domestic subsidiaries of Mothers Work, Inc. (the “Guarantor Subsidiaries”) has jointly and severally provided an unconditional guarantee of the obligations of Mothers Work with respect to the New Senior Notes. There are no restrictions on any of the assets of the Guarantor Subsidiaries which would limit their ability to transfer funds to Mothers Work in the form of loans, advances or cash dividends, except as provided by applicable law. None of the Company’s foreign subsidiaries (the “Non-Guarantor Subsidiaries”) have guaranteed the New Senior Notes. The condensed consolidating financial information for the Company, the Guarantor Subsidiaries, and the Company’s Non-Guarantor Subsidiaries as of and for the fiscal year ended September 30, 2004 as presented below has been prepared from the books and records maintained by the Guarantor Subsidiaries and the Company. The condensed financial information may not necessarily be indicative of the results of operations or financial position had the Guarantor Subsidiaries operated as independent entities. Certain intercompany revenues and expenses included in the subsidiary records are eliminated in consolidation. As a result of this activity, an amount due to/due from parent will exist at any time.

MOTHERS WORK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. GUARANTOR SUBSIDIARIES (Continued)

Mothers Work, Inc.
Condensed Consolidating Balance Sheet
September 30, 2004
(in thousands)

	Mothers Work (Parent Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries (Foreign Operations)	Consolidating Eliminations	Mothers Work Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$11,826	$44	$997	$—	$12,867
Short-term investments	2,000	—	—	—	2,000
Trade receivables	2,866	—	45	—	2,911
Inventories	91,029	—	1,714	—	92,743
Deferred income taxes	4,660	—	—	—	4,660
Prepaid expenses and other current assets	7,215	—	—	—	7,215
Total Current Assets	119,596	44	2,756	—	122,396
Property, Plant and Equipment, net	58,806	—	1,482	—	60,288
Assets Held for Sale	—	—	1,200	—	1,200
Other Assets	67,496	3	—	—	67,499
Investments in and Advances to (from) Affiliates	(1,257)	215,150	(4,525)	(209,368)	—
Total Assets	$244,641	$215,197	$913	$(209,368)	$251,383
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Line of credit borrowings	$—	$—	$—	$—	$—
Current portion of long-term debt	288	—	—	—	288
Accounts payable	19,760	19	—	—	19,779
Accrued expenses and other current liabilities	23,936	6,319	306	—	30,561
Total Current Liabilities	43,984	6,338	306	—	50,628
Long-Term Debt	127,629	—	—	—	127,629
Deferred Rent	6,758	—	98	—	6,856
Total Liabilities	178,371	6,338	404	—	185,113
Total Stockholders’ Equity	66,270	208,859	509	(209,368)	66,270
Total Liabilities and Stockholders’ Equity	$244,641	$215,197	$913	$(209,368)	$251,383

MOTHERS WORK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. GUARANTOR SUBSIDIARIES (Continued)

Mothers Work, Inc.
Condensed Consolidating Statement of Operations
For The Year Ended September 30, 2004
(in thousands)

	Mothers Work (Parent Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries (Foreign Operations)	Consolidating Eliminations	Mothers Work Consolidated
Net sales	$510,751	$27,245	$7,300	$(27,245)	$518,051
Cost of goods sold	236,167	—	3,446	—	239,613
Gross profit	275,584	27,245	3,854	(27,245)	278,438
Selling, general and administrative expenses	277,527	165	3,438	(27,245)	253,885
Operating income (loss)	(2,943)	27,080	416	—	24,553
Interest income (expense), net	(24,564)	9,799	—	—	(14,765)
Equity in earnings of subsidiaries	37,295	—	—	(37,295)	—
Income before income taxes	9,788	36,879	416	(37,295)	9,788
Income tax provision	3,915	12,908	166	(13,074)	3,915
Net income	$5,873	$23,971	$250	$(24,221)	$5,873

MOTHERS WORK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. GUARANTOR SUBSIDIARIES (Continued)

Mothers Work, Inc.
Condensed Consolidating Cash Flow Statement
For The Year Ended September 30, 2004
(in thousands)

	Mothers Work (Parent Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries (Foreign Operations)	Consolidating Eliminations	Mothers Work Consolidated
Cash Flows from Operating Activities:
Net income	$5,873	$23,971	$250	$(24,221)	$5,873
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,077	—	135	—	10,212
Loss on impairment of long-lived assets	1,545	—	—	—	1,545
Loss on disposal of assets	1,285	—	—	—	1,285
Accretion of discount on notes	149	—	—	—	149
Deferred income tax provision	2,778	—	—	—	2,778
Tax benefit of stock option exercises	311	—	—	—	311
Amortization of deferred financing costs	415	—	—	—	415
Provision for deferred rent	547	—	59	—	606
Other	224	—	—	—	224
Changes in assets and liabilities:
Decrease (increase) in—
Trade receivables	(489)	—	(37)	—	(526)
Inventories	(7,808)	—	(430)	—	(8,238)
Prepaid expenses and other assets	(1,945)	—	—	—	(1,945)
Investments in and advances to (from) affiliates	(9,118)	(16,173)	1,070	24,221	—
Increase (decrease) in—
Accounts payable, accrued expenses and other current liabilities	6,452	(7,787)	55	—	(1,280)
Net cash provided by operating activities	10,296	11	1,102	—	11,409
Cash Flows from Investing Activities:
Purchase of short-term investments	(3,500)	—	—	—	(3,500)
Proceeds from sale of short-term investments	3,500	—	—	—	3,500
Capital expenditures	(14,125)	—	(568)	—	(14,693)
Purchase of intangible assets	(80)	—	—	—	(80)
Net cash used in investing activities	(14,205)	—	(568)	—	(14,773)
Cash Flows from Financing Activities:
Increase (decrease) in line of credit borrowings	—	—	—	—	—
Increase in cash overdrafts	684	—	—	—	684
Repayment of long-term debt	(279)	—	—	—	(279)
Repurchase of common stock	(1,775)	—	—	—	(1,775)
Payout for redeemed Series A Preferred Stock	(1,362)	—	—	—	(1,362)
Deferred financing costs	(44)	—	—	—	(44)
Proceeds from exercise of stock options and warrants	276	—	—	—	276
Net cash used in financing activities	(2,500)	—	—	—	(2,500)
Net Increase (Decrease) in Cash and Cash Equivalents	(6,409)	11	534	—	(5,864)
Cash and Cash Equivalents, Beginning of Year	18,235	33	463	—	18,731
Cash and Cash Equivalents, End of Year	$11,826	$44	$997	$—	$12,867

MOTHERS WORK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. EMPLOYMENT AGREEMENTS

The Company has employment agreements with its Chairman of the Board/Chief Executive Officer (“CEO”) and its President/Chief Operating Officer (“COO”). These agreements, as amended, provided for base compensation of $477,405, $463,500 and  $450,000 for fiscal 2004, 2003 and 2002, respectively, increasing annually thereafter in an amount to be determined by the Compensation Committee of the Board of Directors, and salary continuation and severance payments should employment of the executives be terminated under specified conditions, as defined therein. The agreements, which expire on September 30, 2007, automatically extend for successive one-year periods extending the expiration date to three years from the date of the extension, unless either the Company or the executive gives written notice to the other party that the term will not be further extended. Additionally, the CEO and COO are eligible for an annual cash bonus and stock options based on performance, as specified by the Compensation Committee.

The Company also has an employment agreement with its Executive Vice President—Chief Financial Officer. This agreement provided for base compensation of $360,000 for fiscal 2004, which is subject to potential increase in the future by the Company. The agreement also provides for salary continuation and severance payments should employment of the executive be terminated under specified conditions, as defined therein. The agreement, which expires on September 30, 2006, automatically extends for successive one-year periods extending the expiration date to two years from the date of the extension, unless either the Company or the executive gives written notice to the other party that the term will not be further extended.

16. EMPLOYEE BENEFIT PLANS

The Company has a 401(k) savings plan for all employees who have at least six months of service and are at least 18 years of age. Employees can contribute up to 20% of their annual salary. Employees who meet certain criteria are eligible for a matching contribution from the Company based on a sliding scale. Company matches are made in the first quarter of the succeeding calendar year. Company matches vest over a period of approximately six years from each employee’s commencement of employment with the Company. Company matching contributions totaling $82,000, $76,000 and $65,000 were made in fiscal 2004, 2003 and 2002, respectively. In addition the Company may make discretionary contributions to the plan, which vest over a period of approximately six years from each employee’s commencement of employment with the Company. The Company has not made any discretionary contributions.

17. STOCK REPURCHASE

During fiscal 2003, the Board of Directors approved a share repurchase program under which the Company may repurchase up to $10,000,000 of its outstanding common stock from time to time in private transactions or on the open market until March 2005. As of September 30, 2004, the Company had purchased and retired 142,269 shares in the aggregate under the repurchase program at a total cost of $3,242,000, at an average cost of $22.79 per share, of which 75,715 shares were repurchased in fiscal 2004, at an average cost of $23.44 per share. The indenture governing the New Senior Notes and the terms of both the Company’s New Credit Facility and previous credit facility contain restrictions that place limits on certain payments by the Company, including payments to repurchase shares of its common stock. The Company’s repurchases of common stock have been made in compliance with all restrictions under the indenture governing the New Senior Notes and the terms of its New Credit Facility and previous credit facility.

MOTHERS WORK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly financial results for the years ended September 30, 2004 and 2003 are as follows (in thousands, except per share amounts):

	Quarter Ended
Fiscal 2004	9/30/04	6/30/04	3/31/04	12/31/03
Net sales	$120,995	$139,558	$125,803	$131,695
Gross profit	63,571	78,760	66,077	70,030
Net income (loss) available to common stockholders	(3,616)	6,991	444	2,054
Net income (loss) per share—Basic	(0.70)	1.34	0.09	0.39
Net income (loss) per share—Diluted	(0.70)	1.28	0.08	0.37

	Quarter Ended
Fiscal 2003	9/30/03	6/30/03	3/31/03	12/31/02
Net sales	$122,400	$132,403	$111,304	$126,340
Gross profit	65,936	75,697	58,980	66,643
Net income available to common stockholders	1,638	8,369	331	3,612
Net income per share—Basic	0.31	1.60	0.06	0.69
Net income per share—Diluted	0.29	1.50	0.06	0.63

The Company’s business, like that of other retailers, is seasonal. The Company’s quarterly net sales have historically been highest in its third fiscal quarter, corresponding to the Spring selling season, followed by its first fiscal quarter, corresponding to the Fall/holiday selling season. Given the typically higher gross margin experienced in the third fiscal quarter compared to other quarters, the relatively fixed nature of most of the Company’s operating expenses and interest expense, and the historically higher sales level in the third quarter, the Company has typically generated a very significant percentage of its full year operating income and net income during the third quarter.

19. RELATED PARTY TRANSACTIONS

Other than the husband and wife relationship between the CEO and COO, there are no other family relationships among any other executive officers of the Company.

The Company paid a former director on the Board of Directors of the Company $77,500 in fiscal 2002 for merchandising consulting fees (none in fiscal 2004 or 2003). The consulting arrangement was cancelled during fiscal 2002. In addition, another director was re-elected, effective January 1, 2001, to the partnership at Pepper Hamilton LLP, which provides legal services to the Company. This director is currently Of Counsel at Pepper Hamilton LLP. The Company incurred legal fees to this law firm of $147,000, $348,000 and $1,510,000 in fiscal 2004, 2003 and 2002, respectively. As of September 30, 2004, the Company had amounts outstanding to this law firm of $41,000, which are included in accounts payable in the accompanying consolidated balance sheets.

During fiscal 2004, the Company repurchased an aggregate 14,954 shares of common stock from both the Company’s CEO and COO as part of the share repurchase program.

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

The Board of Directors and Stockholders
Mothers Work, Inc.:

Under date of November 17, 2004, we reported on the consolidated balance sheets of Mothers Work, Inc. and subsidiaries as of September 30, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2004. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Philadelphia, Pennsylvania
November 17, 2004

MOTHERS WORK, INC. AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at beginning of period	Additions Charged to costs and expenses	Deductions	Balance at end of period
Year Ended September 30, 2004 Product return reserve	$400	$38	—	$438
Year Ended September 30, 2003 Product return reserve	—	$400	—	$400
Year Ended September 30, 2002 Product return reserve	—	—	—	—