Form 10-Q
period 2004-12-31
MOTHERS WORK INC
filed 2005-02-09
CIK 896985

United States
Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2004

or

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

Common Stock, $.01 par value — 5,236,515 shares outstanding as of February 3, 2005

MOTHERS WORK, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

MOTHERS WORK, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	December 31, 2004	September 30, 2004

ASSETS
Current Assets:
Cash and cash equivalents	$14,691	$8,467
Short-term investments	2,500	6,400
Trade receivables, net	4,679	4,382
Inventories	98,113	92,743
Deferred income taxes	4,705	4,660
Prepaid expenses and other current assets	4,147	5,744
Total Current Assets	128,835	122,396
Property, Plant and Equipment, net	63,423	60,288
Assets Held for Sale	1,200	1,200
Other Assets:
Goodwill	50,389	50,389
Deferred financing costs, net of accumulated amortization of $1,402 and $1,267	4,116	3,665
Other intangible assets, net of accumulated amortization of $2,487 and $2,476	895	946
Deferred income taxes	11,504	11,504
Other non-current assets	567	995
Total Other Assets	67,471	67,499
Total Assets	$260,929	$251,383

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Line of credit borrowings	$—	$—
Current portion of long-term debt	728	288
Accounts payable	23,145	19,779
Accrued expenses and other current liabilities	35,251	30,561
Total Current Liabilities	59,124	50,628
Long-Term Debt	128,585	127,629
Deferred Rent and Other Non-Current Liabilities	6,733	6,856
Total Liabilities	194,442	185,113

Commitments and Contingencies (Note 9)

Stockholders’ Equity:
Preferred Stock, 2,000,000 shares authorized
Series A cumulative convertible preferred stock, $.01 par value; 41,000 shares authorized, none outstanding	—	—
Series B junior participating preferred stock, $.01 par value; 300,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value; 20,000,000 shares authorized, 5,226,875 and 5,207,081 shares issued and outstanding, respectively	52	52
Additional paid-in capital	62,725	62,565
Retained earnings	3,710	3,653
Total Stockholders’ Equity	66,487	66,270
Total Liabilities and Stockholders’ Equity	$260,929	$251,383

The accompanying notes are an integral part of these Consolidated Financial Statements.

MOTHERS WORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended December 31,
	2004	2003
Net sales	$133,619	$131,695
Cost of goods sold	63,206	61,665
Gross profit	70,413	70,030
Selling, general and administrative expenses	66,563	62,915
Operating income	3,850	7,115
Interest expense, net	(3,755)	(3,691)
Income before income taxes	95	3,424
Income tax provision	38	1,370
Net income	$57	$2,054

Net income per share—Basic	$0.01	$0.39
Average shares outstanding—Basic	5,216	5,234
Net income per share—Diluted	$0.01	$0.37
Average shares outstanding—Diluted	5,354	5,559

The accompanying notes are an integral part of these Consolidated Financial Statements.

MOTHERS WORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended December 31,
	2004	2003
Cash Flows from Operating Activities
Net income	$57	$2,054
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,623	2,487
Loss on impairment of long-lived assets	458	142
Loss on disposal of assets	263	77
Accretion of discount on senior notes	40	36
Deferred income tax benefit	(45)	(38)
Tax benefit of stock option exercises	45	38
Amortization of deferred financing costs	135	99
Provision for deferred rent	243	159
Changes in assets and liabilities:
Decrease (increase) in —
Trade receivables	(297)	(85)
Inventories	(5,370)	3,727
Prepaid expenses and other current assets	2,249	787
Increase (decrease) in —
Accounts payable, accrued expenses and other current liabilities	5,089	(1,688)
Net cash provided by operating activities	5,490	7,795
Cash Flows from Investing Activities
Proceeds from sale of short-term investments	6,400	100
Purchase of short-term investments	(2,500)	(8,050)
Capital expenditures	(5,354)	(3,635)
Purchase of intangible assets	(5)	(8)
Net cash used in investing activities	(1,459)	(11,593)

Cash Flows from Financing Activities
Increase in cash overdrafts	3,120	2,329
Repayment of long-term debt	(83)	(38)
Repurchase of common stock	—	(392)
Payout of redeemed Series A Preferred Stock	(373)	(324)
Deferred financing costs	(586)	—
Proceeds from exercise of stock options and warrants	115	69
Net cash provided by financing activities	2,193	1,644
Net Increase (Decrease) in Cash and Cash Equivalents	6,224	(2,154)
Cash and Cash Equivalents, Beginning of Period	8,467	15,731
Cash and Cash Equivalents, End of Period	$14,691	$13,577

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$62	$212
Cash paid for income taxes	$137	$2,188
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Purchase of equipment under capital lease obligations	$1,438	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

MOTHERS WORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

(unaudited)

1.     BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the requirements for Form 10-Q and Article 10 of Regulation S-X and, accordingly, certain information and footnote disclosures have been condensed or omitted.  Reference is made to the Annual Report on Form 10-K as of and for the year ended September 30, 2004 for Mothers Work, Inc. and subsidiaries (the “Company” or “Mothers Work”) as filed with the Securities and Exchange Commission, for additional disclosures including a summary of the Company’s accounting policies.

In the opinion of management, the consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company for the periods presented. Since the Company’s operations are seasonal, the interim operating results of the Company may not be indicative of operating results for the full year.

The Company operates on a fiscal year ending September 30 of each year.  All references to fiscal years of the Company refer to fiscal years ended on September 30 in those years.  For example, the Company’s “fiscal 2005” will end on September 30, 2005.  Certain reclassifications have been made to the prior year consolidated financial statements to conform to the current year presentation.

2.     EARNINGS PER SHARE (EPS)

The Company follows the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share.”  Basic earnings per share (“Basic EPS”) is computed by dividing net income by the weighted average number of common shares outstanding.  Diluted earnings per share (“Diluted EPS”) is computed by dividing net income by the weighted average number of common shares outstanding, after giving effect to the potential dilution from the exercise of securities, such as stock options and warrants, into shares of common stock as if those securities were exercised.

The following table summarizes the Basic EPS and Diluted EPS calculation (in thousands, except per share amounts):

	Three Months Ended December 31, 2004			Three Months Ended December 31, 2003
	Net Income	Shares	EPS	Net Income	Shares	EPS
Basic EPS	$57	5,216	$0.01	$2,054	5,234	$0.39
Incremental shares from the assumed exercise of outstanding stock options and warrants	—	138		—	325

Diluted EPS	$57	5,354	$0.01	$2,054	5,559	$0.37

Options to purchase 469,250 and 272,250 shares were outstanding as of December 31, 2004 and 2003, respectively, but were not included in the computation of Diluted EPS as their effect would have been antidilutive. These options could potentially dilute EPS in the future.

On March 5, 2003, the Board of Directors approved a share repurchase program under which the Company may repurchase up to $10,000,000 of its outstanding common stock from time to time in private transactions or on the open market through March 4, 2005, unless extended.  As of December 31, 2004, the Company had repurchased and retired 142,269 shares in the aggregate at a total cost of $3,243,000, for an average cost of $22.79 per share.  No repurchases were made during the quarter ended December 31, 2004. The indenture governing the Company’s $125,000,000 of 11 ¼% senior notes due 2010 (the “New Senior Notes”) and the terms of its credit facility contain restrictions that place limits on certain payments by the Company, including payments to repurchase shares of our common stock. The repurchases of common stock have been made in compliance with all restrictions under the indenture governing the New Senior Notes and the terms of both the Company’s former and new credit facilities.

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

		Three Months Ended December 31,
		2004	2003
Net income, as reported		$57	$2,054
Deduct:	Total stock-based employee compensation expense determined under the fair value based method for all grants, net of tax	(727)	(482)
Pro forma net income (loss)		$(670)	$1,572

Basic EPS:
As reported		$0.01	$0.39
Pro forma net income (loss)		$(0.13)	$0.30

Diluted EPS:
As reported		$0.01	$0.37
Pro forma net income (loss)		$(0.13)	$0.29

In December 2004, the FASB revised SFAS No. 123, by issuing SFAS 123(R), “Share-Based Payment”-see Note 7.

Pro forma Diluted EPS is computed by dividing pro forma net income (loss) by the pro forma weighted average number of shares outstanding after giving effect to the potential dilution from the exercise of securities, such as stock options, into shares of common stock as if those securities were exercised as of the beginning of the period presented.

During the three months ended December 31, 2004 and 2003, a total of 273,550 and 150,200 stock options, respectively, were granted to certain employees and non-employee directors for the purchase of the Company’s common stock at prices not less than the fair market value of the Company’s common stock on the date of grant.

The weighted average fair value of the options granted during the three months ended December 31, 2004 and 2003 is estimated at $8.60 and $16.04 per share, respectively. The weighted average fair value is calculated based on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended December 31,
	2004	2003
Dividend yield	none	none
Expected price volatility	59.8%	62.7%
Risk-free interest rates	4.0%	3.3%
Expected lives	8.1 years	8.3 years

4.     INVENTORIES

Inventories were comprised of the following (in thousands):

	December 31, 2004	September 30, 2004
Finished goods	$86,186	$81,428
Work-in-progress	3,854	3,317
Raw materials	8,073	7,998
	$98,113	$92,743

5.     ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities were comprised of the following (in thousands):

	December 31, 2004	September 30, 2004
Salaries, wages, and employee benefits	$7,461	$8,944
Income taxes payable	1,245	1,344
Interest	5,896	2,358
Sales taxes	2,977	2,458
Insurance	2,866	2,425
Rent	703	608
Audit and legal	1,658	1,671
Reserves recorded in the iMaternity acquisition (Note 6)	624	850
Remaining payout for redemption of Series A Preferred Stock	679	1,052
Accrued store construction costs	919	1,514
Gift certificates and store credits	5,131	2,586
Other	5,092	4,751
	$35,251	$30,561

Interest payments on the New Senior Notes are made semiannually on February 1st and August 1st.

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

As of December 31, 2004, the remaining iMaternity acquisition reserves consisted of: (a) lease termination fees of $108,000 related to planned store closures; (b) a severance reserve outstanding of $350,000 that reflects the remainder of a non-compete and severance arrangement with a former executive of iMaternity that is payable ratably on a monthly basis through September 2006; and (c) the reserve for exit costs of $166,000 that is principally for the expected costs related to the Costa Rican facilities.

A summary of the charges incurred and reserves recorded in connection with the iMaternity acquisition exit/restructuring activities as of September 30, 2004 and for the three months ended December 31, 2004 is as follows (in thousands):

	Balance as of September 30, 2004	First Quarter Fiscal 2005 Charges	Balance as of December 31, 2004
Lease termination fees	$249	$(141)	$108
Severance	400	(50)	350
Exit and other costs	201	(35)	166
	$850	$(226)	$624

7.     NEW ACCOUNTING PRONOUNCEMENTS

SFAS No. 123(R).  In December 2004, the FASB revised SFAS No. 123 by issuing SFAS No. 123(R), “Share-Based Payment.” SFAS No. 123(R) replaces SFAS No. 123 and APB Opinion No. 25 and establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services.  SFAS No. 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements, measured by the fair value of the equity or liability instruments issued, and is effective as of the first reporting period that begins after June 15, 2005 for public entities that do not file as small business issuers.  The Company has previously disclosed the pro forma impact on its earnings of adopting the fair value method of accounting for stock based compensation under SFAS No. 123 in notes to its consolidated financial statements for the years ended September 30, 2002, 2003 and 2004 and the pro forma impact on the three months ended December 31, 2004 is shown in Note 3 above.  The fair value-based method of SFAS No. 123 is similar in most respects to the fair value-based method under SFAS No. 123(R), however, certain transition rules of SFAS No. 123(R) may affect the impact on the Company’s consolidated financial position or results of operations.  Such impact, if any, on the Company’s consolidated financial position or results of operations has not yet been determined.

8.     GUARANTOR SUBSIDIARIES

Pursuant to the terms of the indenture relating to the New Senior Notes, each of the domestic subsidiaries of Mothers Work, Inc. (the “Guarantor Subsidiaries”) has jointly and severally provided an unconditional guarantee of the obligations of Mothers Work with respect to the New Senior Notes. There are no restrictions on any of the assets of the Guarantor Subsidiaries which would limit their ability to transfer funds to Mothers Work in the form of loans, advances or cash dividends, except as provided by applicable law. None of the Company’s foreign subsidiaries (the “Non-Guarantor Subsidiaries”) have guaranteed the New Senior Notes. The condensed consolidating financial information for the Company, the Guarantor Subsidiaries, and the Non–Guarantor Subsidiaries as of and for the three months ended December 31, 2004 as presented below has been prepared from the books and records maintained by the Guarantor Subsidiaries and the Company. The condensed financial information may not necessarily be indicative of the results of operations or financial position had the Guarantor Subsidiaries operated as independent entities. Certain intercompany revenues and expenses included in the subsidiary records are eliminated in consolidation.  As a result of this activity, an amount due to/due from parent will exist at any time.

Mothers Work, Inc.

Condensed Consolidating Balance Sheet

December 31, 2004

(in thousands)

(unaudited)

	Mothers Work (Parent Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries (Foreign Operations)	Consolidating Eliminations	Mothers Work Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$14,110	$38	$543	$—	$14,691
Short-term investments	2,500	—	—	—	2,500
Trade receivables	4,616	—	63	—	4,679
Inventories	96,315	—	1,798	—	98,113
Deferred income taxes	4,705	—	—	—	4,705
Prepaid expenses and other current assets	4,147	—	—	—	4,147
Total Current Assets	126,393	38	2,404	—	128,835
Property, Plant and Equipment, net	61,622	—	1,801	—	63,423
Assets Held for Sale	—	—	1,200	—	1,200
Other Assets	67,468	3	—	—	67,471
Investments in and Advances to (from) Affiliates	1,412	218,807	(4,197)	(216,022)	—
Total Assets	$256,895	$218,848	$1,208	$(216,022)	$260,929

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Line of credit borrowings	$—	$—	$—	$—	$—
Current portion of long-term debt	728	—	—	—	728
Accounts payable	23,119	26	—	—	23,145
Accrued expenses and other current liabilities	31,368	3,487	396	—	35,251
Total Current Liabilities	55,215	3,513	396	—	59,124
Long-Term Debt	128,585	—	—	—	128,585
Deferred Rent	6,608	—	125	—	6,733
Total Liabilities	190,408	3,513	521	—	194,422

Total Stockholders’ Equity	66,487	215,335	687	(216,022)	66,487
Total Liabilities and Stockholders’ Equity	$256,895	$218,848	$1,208	$(216,022)	$260,929

Mothers Work, Inc.

Consolidating Statement of Operations

For The Three Months Ended December 31, 2004

(in thousands)

(unaudited)

	Mothers Work (Parent Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries (Foreign Companies)	Consolidating Eliminations	Mothers Work Consolidated
Net sales	$130,683	$7,036	$2,936	$(7,036)	$133,619
Cost of goods sold	61,888	—	1,318	—	63,206
Gross profit	68,795	7,036	1,618	(7,036)	70,413
Selling, general and administrative expenses	72,214	63	1,322	(7,036)	66,563
Operating income (loss)	(3,419)	6,973	296	—	3,850
Interest income (expense), net	(6,745)	2,990	—	—	(3,755)
Equity in earnings of subsidiaries	10,259	—	—	(10,259)	—
Income before income taxes	95	9,963	296	(10,259)	95
Income tax provision	38	3,487	118	(3,605)	38
Net income	$57	$6,476	$178	$(6,654)	$57

Mothers Work, Inc.

Consolidating Cash Flow Statement

For The Three Months Ended December 31, 2004

(in thousands)

(unaudited)

	Mothers Work (Parent Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries (Foreign Companies)	Consolidating Eliminations	Mothers Work Consolidated
Cash Flows from Operating Activities:
Net income	$57	$6,476	$178	$(6,654)	$57
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,568	—	55	—	2,623
Loss on impairment of long-lived assets	458	—	—	—	458
Loss on disposal of assets	263	—	—	—	263
Accretion of discount on senior notes	40	—	—	—	40
Deferred income tax benefit	(45)	—	—	—	(45)
Tax benefit of stock option exercises	45	—	—	—	45
Amortization of deferred financing costs	135	—	—	—	135
Provision for deferred rent	216	—	27	—	243
Changes in assets and liabilities:
Decrease (increase) in—
Trade receivables	(279)	—	(18)	—	(297)
Inventories	(5,286)	—	(84)	—	(5,370)
Prepaid expenses and other current assets	2,249	—	—	—	2,249
Investments in and advances to (from) affiliates	(2,669)	(3,657)	(328)	6,654	—
Increase (decrease) in—
Accounts payable, accrued expenses and other current liabilities	7,824	(2,825)	90	—	5,089
Net cash provided by operating activities	5,576	(6)	(80)	—	5,490
Cash Flows from Investing Activities:
Purchase of short-term investments	6,400	—	—	—	6,400
Proceeds of sale from short-term investments	(2,500)	—	—	—	(2,500)
Capital expenditures	(4,980)	—	(374)	—	(5,354)
Purchase of intangible assets	(5)	—	—	—	(5)
Net cash used in investing activities	(1,085)	—	(374)	—	(1,459)
Cash Flows from Financing Activities:
Increase (decrease) in line of credit borrowings	—	—	—	—	—
Increase in cash overdrafts	3,120	—	—	—	3,120
Repayment of long-term debt	(83)	—	—	—	(83)
Payout for redeemed Series A Preferred Stock	(373)	—	—	—	(373)
Deferred financing costs	(586)				(586)
Proceeds from exercise of stock options	115	—	—	—	115
Net cash provided by financing activities	2,193	—	—	—	2,193
Net Increase (Decrease) in Cash and Cash Equivalents	6,684	(6)	(454)	—	6,224
Cash and Cash Equivalents, Beginning of Period	7,426	44	997	—	8,467
Cash and Cash Equivalents, End of Period	$14,110	$38	$543	$—	$14,691

9.             COMMITMENTS AND CONTINGENCIES

On January 12, 2005, a purported class action was filed against the Company in the United States District Court for the District of Connecticut.  The complaint alleges that, under applicable federal and state law, certain former and current employees should have received overtime compensation.  The plaintiffs in this case are seeking unspecified actual damages, penalties and attorneys’ fees. At this stage in these proceedings, the Company is unable to predict the outcome of this case, which the Company is vigorously defending.  The Company has undertaken preliminary steps to mediate certain of these claims.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following tables set forth certain operating data as a percentage of net sales and as a percentage change for the three months ended December 31:

	% of Net Sales (1)		% Increase (Decrease)
	2004	2003	2004 vs. 2003
Net sales	100.0%	100.0%	1.5%
Cost of goods sold	47.3	46.8	2.5
Gross profit	52.7	53.2	0.5
Selling, general and administrative expenses	49.8	47.8	5.8
Operating income	2.9	5.4	(45.9)
Interest expense, net	2.8	2.8	1.7
Income before income taxes	0.1	2.6	(97.2)
Income tax provision	0.0	1.0	(97.2)
Net income	0.0%	1.6%	(97.2)

(1) Components may not add to total due to rounding.

The following table sets forth certain information concerning the number of our stores and leased departments for the three months ended December 31:

	2004			2003
	Stores	Leased Departments	Total Retail Locations	Stores	Leased Departments	Total Retail Locations
Beginning of period	883	232	1,115	851	155	1,006
Opened	12	1	13	24	3	27
Closed	(15)	(2)	(17)	(5)	(1)	(6)
End of period	880	231	1,111	870	157	1,027

Our fiscal year ends on September 30.  All references in this discussion to our fiscal years refer to the fiscal year ended on September 30 in the year mentioned.  For example, our “fiscal 2005” will end on September 30, 2005.

Three Months Ended December 31, 2004 and 2003

Net Sales.  Our net sales for the first quarter of fiscal 2005 increased by 1.5%, or $1.9 million, to $133.6 million from $131.7 million for the first quarter of fiscal 2004. The increase in net sales for the quarter was driven by increased retail location count, as well as increases in sales from our internet business and marketing partnerships, partially offset by a decrease in comparable store sales.  Comparable store sales for the first quarter of fiscal 2005 decreased by 4.2%, based on 894 locations, versus a comparable store sales decrease of 5.0% during the first quarter of fiscal 2004, based on 845 locations.  The decrease in comparable store sales in the first quarter of fiscal 2005 reflected the continued significant impact on our sales of increased competition in the maternity apparel business.

As of December 31, 2004, we operated a total of 880 stores and 1,111 total retail locations, compared to 870 stores and 1,027 total retail locations as of December 31, 2003.  As of December 31, 2004, our store total included 39 multi-brand stores, including 6 Destination Maternity superstores, with the remaining multi-brand stores predominantly under the Mimi Maternity brand.  In comparison, as of December 31, 2003, we operated 7 multi-brand stores. These multi-brand store figures exclude our A Pea in the Pod stores, which have traditionally carried a full line of both A Pea in the Pod and Mimi Maternity branded merchandise.  During the first quarter of fiscal 2005, we opened 12 stores, including 4 multi-brand stores, and closed 15 stores, with 8 of these store closings related to multi-brand store openings, including the opening of 2 Destination Maternity superstores.

Gross Profit.  Our gross profit for the first quarter of fiscal 2005 increased by 0.5%, or $0.4 million, to $70.4 million from $70.0 million for the first quarter of fiscal 2004, reflecting the increase in net sales, partially offset by a decrease in gross margin.  Gross profit as a percentage of net sales (gross margin) for the first quarter of fiscal 2005 decreased by 48 basis points (0.48 percentage points of net sales) to 52.7% from 53.2% for the first quarter of fiscal 2004.  The decrease in gross margin versus last year primarily reflects the additional markdowns recognized compared to last year, to reduce seasonal and overall inventory levels and to stimulate sales.

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses for the first quarter of fiscal 2005 increased by 5.8%, or $3.6 million, to $66.6 million from $62.9 million for the first quarter of fiscal 2004.  Compared to the first quarter of fiscal 2004, store rent and related expenses increased by $1.9 million, primarily resulting from our new store openings.  As a percentage of net sales, selling, general and administrative expenses increased to 49.8% for the first quarter of fiscal 2005 compared to 47.8% for the first quarter of fiscal 2004.  This increase resulted primarily from an increased store occupancy expense ratio and, to a lesser extent, an increased store payroll expense ratio, each resulting from the 4.2% decrease in comparable store sales for the quarter, partially offset by a lower employee benefits expense ratio. In addition, we incurred charges relating to store closings of $0.6 million for the first quarter of fiscal 2005 versus $0.3 million for the first quarter of fiscal 2004, and incurred impairment charges for write-downs of store long-lived assets of $0.5 million for the first quarter of fiscal 2005 versus $0.1 million for the first quarter of fiscal 2004.

Operating Income.  Our operating income for the first quarter of fiscal 2005 decreased by 45.9%, or $3.3 million, to $3.9 million from $7.1 million for the first quarter of fiscal 2004, due to higher selling, general and administrative expenses which more than offset the impact of increased sales volume and gross profit.  Operating income as a percentage of net sales for the first quarter of fiscal 2005 decreased to 2.9% from 5.4% for the first quarter of fiscal 2004 due to our increased operating expense ratio and, to a much lesser extent, decreased gross margin.

Interest Expense, Net.  Our net interest expense for the first quarter of fiscal 2005 increased by 1.7%, or $0.1 million, to $3.8 million from $3.7 million for the first quarter of fiscal 2004.  The increase in net interest expense for the first quarter of fiscal 2005 reflects decreased interest income, due to a smaller average balance of cash and short-term investments, and increased amortization expense of deferred financing costs related to our new credit facility entered into in October, 2004.  During the quarters ended December 31, 2004 and 2003, we did not have any direct borrowings under either our former or new credit facilities.

Income Tax Provision. Our effective tax rate was a provision of 40.0% for both the first quarter of fiscal 2005 and the first quarter of fiscal 2004.  We expect our effective tax rate for the full year fiscal 2005 to be 40.0%, equal to our effective tax rate for the full year fiscal 2004.

Net Income.  Net income for the first quarter of fiscal 2005 was $0.1 million, or $0.01 per share (diluted) compared to $2.1 million, or $0.37 per share (diluted) for the first quarter of fiscal 2004, representing a 97.2% decrease in net income and a 97.3% decrease in diluted earnings per share.

Our average diluted shares outstanding of 5,354,000 for the first quarter of fiscal 2005 was 3.7% lower than the 5,559,000 average diluted shares outstanding for the first quarter of fiscal 2004.  The decrease in average diluted shares outstanding reflects our repurchases of shares of our common stock pursuant to our share repurchase program and the reduced dilutive effect of outstanding options and warrants, partially offset by the impact of stock option exercises.  As of December 31, 2004, we have repurchased 142,269 shares of our common stock pursuant to our share repurchase program.  We did not repurchase any shares of our common stock during the first quarter of fiscal 2005.

Seasonality

Our business, like that of many other retailers, is seasonal.  Our quarterly net sales have historically been highest in our third fiscal quarter, corresponding to the Spring selling season, followed by the first fiscal quarter, corresponding to the Fall/holiday selling season. Given the typically higher gross margin we experience in the third fiscal quarter compared to other quarters, the relatively fixed nature of most of our operating expenses and interest expense, and the historically higher sales level in the third quarter, we have typically generated a very significant percentage of our full year operating income and net income during the third quarter. Results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year.  Quarterly results may fluctuate materially depending upon, among other things, the timing of new store openings and new leased department openings, net sales and profitability contributed by new stores and leased departments, increases or decreases in comparable store sales, the timing of the fulfillment of purchase orders under our product and license arrangement, adverse weather conditions, shifts in the timing of certain holidays and promotions, changes in inventory and production levels and the timing of deliveries of inventory, and changes in our merchandise mix.

Liquidity and Capital Resources

Our cash needs have primarily been for: (i) debt service, (ii) capital expenditures, including leasehold improvements, fixtures and equipment for new stores; store relocations and expansions of our existing stores as well as improvements and new equipment for our distribution and corporate facilities and information systems, and (iii) working capital, including inventory to support our new business initiatives and our new and existing stores.  We have historically financed these capital requirements from cash flows from operations, borrowings under our credit facility or available cash balances.

Cash and cash equivalents increased by $6.2 million during the first quarter of fiscal 2005 compared to a decrease of $2.2 million for the first quarter of fiscal 2004.  Cash provided by operations decreased by $2.3 million to $5.5 million for the first quarter of fiscal 2005 from $7.8 million for the first quarter of fiscal 2004.  This decrease in cash provided by operations was primarily the result of decreased net income, as well as less cash generated from operating working capital compared to the first quarter of fiscal 2004.  During the first quarter of fiscal 2005, we used our cash provided by operations primarily to pay for capital expenditures.  During the first quarter of fiscal 2004, we used our cash provided by operations to pay for capital expenditures and to increase our short-term investments.

For the first quarter of fiscal 2005, we spent $5.4 million on capital expenditures, including $4.0 million for leasehold improvements, fixtures and equipment principally for new store facilities, as well as improvements to existing stores, and $1.4 million for our distribution and corporate facilities and information systems. This compares to $3.6 million in capital expenditures for the first quarter of fiscal 2004, of which $2.5 million was spent for new store facilities and improvement to existing stores and retail locations, and $1.1 million for our distribution and corporate facilities and information systems.  The increase in capital expenditures was primarily due to increased expenditures compared to last year for new store openings, primarily due to multi-brand store openings, as well as increased expenditures for store relocations and expansions, and improvements to existing stores.

On March 5, 2003, our Board of Directors approved a share repurchase program under which we may repurchase up to $10.0 million of our outstanding common stock from time to time in private transactions or on the open market through March 4, 2005, unless extended.  As of December 31, 2004, we have repurchased and retired 142,269 shares in the aggregate pursuant to this program at a total cost of $3.2 million, at an average cost of $22.79 per share.  No repurchases were made during the quarter ended December 31, 2004.  The indenture governing the New Senior Notes and the terms of both our former and new credit facilities contain restrictions that place limits on certain payments by us, including payments to repurchase shares of our common stock. Our repurchases of common stock have been made in compliance with all restrictions under the indenture governing the New Senior Notes and the terms of both the former and new credit facilities (see below).

On October 15, 2004, we entered into a new five-year $60.0 million senior secured revolving credit facility (the “New Credit Facility”) which replaced our former $60 million credit facility. The New Credit Facility will mature on October 15, 2009.  We paid certain closing fees in connection with the negotiation and execution of the New Credit Facility. We also pay an unused line fee under the New Credit Facility and certain early termination fees if the New Credit Facility is terminated prior to its third anniversary.  There are no financial covenant requirements under the New Credit Facility unless either (i) Excess Availability (as defined in the agreement) falls below $10 million, or (ii) average Financial Covenant Adjusted Availability (as defined in the agreement) for any calendar month is less than $15 million. If either of the events in items (i) or (ii) above occurs, we would be required to meet a certain minimum fixed charge coverage ratio (which increases from 1.00x during the first two years of the New Credit Facility to 1.10x during the fifth year of the New Credit Facility).  During the period of time that the New Credit Facility was outstanding during the first quarter of fiscal 2005, we exceeded the requirements of Excess Availability and Financial Covenant Adjusted Availability.  The New Credit Facility is secured by a security interest in our accounts receivable, inventory, real estate interests, cash, intangibles and certain other assets. The interest rate on outstanding borrowings is equal to, at our election, either the lender’s prime rate or the lender’s LIBOR rate plus the applicable margin. The applicable margin for LIBOR rate borrowings is variable, ranging from 1.25% to 1.75%, based upon the availability calculation made in accordance with the agreement.

The letter of credit obligations that were in place under the former credit facility and the special purpose letter of credit facility are now governed by the terms of the New Credit Facility. As of December 31, 2004, outstanding borrowings under the New Credit Facility consisted of no direct borrowings and $6.9 million in letters of credit, with available borrowings of $53.1 million.  We expect that we will have direct borrowings under our New Credit Facility during certain periods of fiscal 2005, reflecting seasonal variations in cash flow.

Our management believes that our current cash and working capital positions, expected operating cash flows and available borrowing capacity under our credit facility will be sufficient to fund our working capital, capital expenditures and debt repayment requirements and to fund stock and/or debt repurchases, if any, for at least the next twelve months.

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

Our significant accounting policies were described in Note 2 of “Notes to Consolidated Financial Statements” contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2004.  We believe that the following discussion addresses our critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  If actual results were to differ significantly from estimates made, future reported results could be materially affected.  However, we are not currently aware of any reasonably likely events or circumstances that would result in materially different results.

Our senior management has reviewed these critical accounting policies and estimates and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations with the Audit Committee of our Board of Directors.

Inventories. We value our inventories, which consist primarily of maternity apparel, at the lower of cost or market. Cost is determined on the first-in, first-out method (FIFO) and includes the cost of merchandise, freight, duty, agent commissions and broker fees. A periodic review of inventory quantities on hand is performed in order to determine if inventory is properly valued at the lower of cost or market. Factors related to current inventories such as future consumer demand and fashion trends, current aging, current analysis of merchandise based on receipt date, current and anticipated retail markdowns or wholesale discounts, and class or type of inventory are analyzed to determine estimated net realizable values.  Criteria utilized by the Company to quantify aging trends include factors such as the amount of merchandise received within the past twelve months, merchandise received more than one year before with quantities on-hand in excess of 12 months of sales, and merchandise currently selling below cost.  A provision is recorded to reduce the cost of inventories to the estimated net realizable values, if required. Inventories as of December 31, 2004 and September 30, 2004 totaled $98.1 million and $92.7 million, respectively, representing approximately 37.6% and 36.9% of total assets, respectively. Given the significance of inventories to our consolidated financial statements, the determination of net realizable values is considered to be a critical accounting estimate. Any significant unanticipated changes in the factors noted above could have a significant impact on the value of our inventories and our reported operating results.

Long-Lived Assets.  Our long-lived assets consist principally of store leasehold improvements and are included in the “Property, Plant and Equipment, net” line item in our consolidated balance sheets. These long-lived assets are recorded at cost and are amortized using the straight-line method over the shorter of the lease term or their estimated useful life, generally ten years.  Net property, plant and equipment as of December 31, 2004 and September 30, 2004 totaled $63.4 million and $60.3 million, respectively, representing approximately 24.3% and 24.0% of total assets, respectively.

In assessing potential impairment of these assets, we periodically evaluate the historical and forecasted operating results and cash flows on a store-by-store basis. Newly-opened stores may take time to generate positive operating and cash flow results. Factors such as (i) store type, that is, company store or leased department, (ii) store concept, that is, Motherhood, Mimi Maternity, A Pea in the Pod or Destination Maternity, (iii) store location, for example, urban area versus suburb, (iv) current marketplace awareness of our brands, (v) local customer demographic data, (vi) anchor stores within the malls in which our stores are located and (vii) current fashion trends are all considered in determining the time frame required for a store to achieve positive financial results, which is assumed to be within two years from the date a store location is opened.  If economic conditions are substantially different from our expectations, the carrying value of certain of our long-lived assets may become impaired.  As a result of our impairment assessment, we recorded write-downs of long-lived assets of $0.5 million for the first quarter of fiscal 2005, and $0.1 million for the first quarter of fiscal 2004.

Goodwill.  The purchase method of accounting for business combinations requires the use of estimates and judgments to allocate the purchase price paid for acquisitions to the fair value of the net tangible and identifiable intangible assets.  Goodwill represents the excess of the aggregate purchase price over the fair value of net assets acquired in business combinations and is separately disclosed in our consolidated balance sheets.  As of both December 31, 2004 and September 30, 2004, goodwill totaled $50.4 million, representing approximately 19.3% and 20.0%, respectively, of total assets.  In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill no longer be amortized, but instead be tested for impairment at least annually or as impairment indicators arise.

The impairment test requires us to compare the fair value of business reporting units to their carrying value, including assigned goodwill.  In assessing potential impairment of goodwill, we have determined that we have one reporting unit for purposes of applying SFAS No. 142 based on our reporting structure. The fair value of our single reporting unit is determined based on the fair market value of our outstanding common stock on a control basis. The factors taken into account in determining the fair market value of our outstanding common stock on a control basis are: (i) the trading value of our outstanding common stock on an established public market, and (ii) the premium over the trading price of our outstanding common stock that an investor would pay for a control ownership interest in our Company, as determined through a third party evaluation. The carrying value of our single reporting unit, expressed on a per share basis, is represented by our book value per share of outstanding common stock. We performed the initial adoption impairment test in early fiscal 2002. The results of the initial impairment test and the annual impairment test performed as of September 30, 2004, 2003 and 2002 indicated the fair value of the reporting unit exceeded the carrying value. As of September 30, 2004, our book value was $12.73 per share of outstanding common stock and the closing trading price of our common stock was $14.50 per share. If the fair value of our outstanding common stock on a control basis were less than $12.73 per share on September 30, 2004, our goodwill would have become impaired.

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

The temporary differences between the book and tax treatment of income and expenses result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income. Actual results could differ from this assessment if adequate taxable income is not generated in future periods. As of December 31, 2004 and September 30, 2004, net deferred tax assets totaled $16.2 million, representing approximately 6.2% and 6.4%, respectively, of total assets. To the extent we believe that recovery of the deferred tax assets is not more likely than not, we must establish a valuation allowance. To the extent we establish a valuation allowance or change the allowance in a period, income tax expense will be impacted.

Accounting for Contingencies.  From time to time, we are named as a defendant in legal actions arising from our normal business activities.  We account for contingencies such as these in accordance with SFAS No. 5, “Accounting for Contingencies.”  SFAS No. 5 requires us to record an estimated loss contingency when information available prior to issuance of our consolidated financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the consolidated financial statements and the amount of the loss can be reasonably estimated.  SFAS No. 5 further states that when there is a range of loss and no amount within that range is a better estimate than any other, then the minimum amount of the range shall be accrued.  Accounting for contingencies arising from contractual or legal proceedings requires our management, after consultations with outside legal counsel, to use its best judgment when estimating an accrual related to such contingencies.  As additional information becomes known, our accrual for a loss contingency could fluctuate, thereby creating variability in our results of operations from period to period. Likewise, an actual loss arising from a loss contingency which significantly exceeds the amount accrued for in our consolidated financial statements could have a material adverse impact on our operating results for the period in which such actual loss becomes known.

New Accounting Pronouncements

SFAS No. 123(R).  In December 2004, the FASB revised SFAS No. 123 by issuing SFAS No. 123(R), “Share-Based Payment.”  SFAS No. 123(R) replaces SFAS No. 123 and APB Opinion No. 25 and establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services.  SFAS No. 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements, measured by the fair value of the equity or liability instruments issued, and is effective as of the first reporting period that begins after June 15, 2005 for public entities that do not file as small business issuers.  We have previously disclosed the pro forma impact on our earnings of adopting the fair value method of accounting for stock-based compensation under SFAS No. 123 in notes to our consolidated financial statements for the years ended September 30, 2002, 2003 and 2004 and the three months ended December 31, 2004.  The fair value-based method of SFAS No. 123 is similar in most respects to the fair value-based method under SFAS No. 123(R); however, certain transition rules of SFAS No. 123(R) may affect the impact on our consolidated financial position or results of operations.  Such impact, if any, on our consolidated financial position or results of operations has not yet been determined.

Forward-Looking Statements

Some of the information in this report, including the information incorporated by reference (as well as information included in oral statements or other written statements made or to be made by us), contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Exchange Act”), and Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements involve a number of risks and uncertainties. A number of factors could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, but are not limited to: the success of our new business initiatives, future sales trends in our existing store base, changes in consumer spending patterns, raw material price increases, consumer preferences and overall economic conditions, the impact of competition and pricing, availability of suitable store locations, continued availability of capital and financing, ability to hire and develop senior management and sales associates, ability to develop and source merchandise, ability to receive production from foreign sources on a timely basis, potential stock repurchases, potential debt repurchases, war or acts of terrorism and other factors referenced in our Annual Report on Form 10-K, including those set forth under the caption “Risk Factors.”

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

As of December 31, 2004, the principal components of our debt portfolio were the $125.0 million of New Senior Notes and the $60.0 million credit facility, both of which are denominated in U.S. dollars.  The fair value of the debt portfolio is referred to as the “debt value.”  The New Senior Notes bear interest at a fixed rated of 11¼%.  Although a change in market interest rates would not affect the interest incurred or cash flow related to this fixed rate portion of the debt portfolio, the debt value would be affected.

Our revolving credit facility carries a variable interest rate that is tied to market indices.  As of December 31, 2004, we had no direct borrowings and $6.9 million of letters of credit outstanding under our credit facility.  Borrowings under the credit facility would have borne interest at a rate between approximately 3.7% and 5.3% per annum as of December 31, 2004.  Any future borrowings under the credit facility would, to the extent of outstanding borrowings, be affected by changes in market interest rates. A change in market interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the value of the financial instrument.

The sensitivity analysis as it relates to the fixed rate portion of our debt portfolio assumes an instantaneous 100 basis point move in interest rates from their levels as of December 31, 2004, with all other variables held constant.  A 100 basis point increase in market interest rates would result in a decrease in the value of the debt by approximately $5.0 million as of December 31, 2004.  A 100 basis point decline in market interest rates would cause the debt value to increase by approximately $5.2 million as of December 31, 2004.

Based on the variable rate debt included in our debt portfolio as of December 31, 2004, a 100 basis point increase in interest rates would result in additional interest incurred for the year of less than $0.1 million. A 100 basis point decrease in interest rates would correspondingly lower our interest expense for the year by less than $0.1 million.

Other than as described above, we do not believe that the market risk exposure on other financial instruments is material.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Securities Exchange Act of 1934 is accumulated and communicated to our management on a timely basis to allow decisions regarding required disclosure. We evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2004. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2004, these controls and procedures were effective.

(b) Change in Internal Controls.  There have been no changes in internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the fiscal quarter ended December 31, 2004, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

On January 12, 2005, a purported class action was filed against us in the United States District Court for the District of Connecticut.  The complaint alleges that, under applicable federal and state law, certain former and current employees should have received overtime compensation.  The plaintiffs in this case are seeking unspecified actual damages, penalties and attorneys’ fees. At this stage in these proceedings, we are unable to predict the outcome of this case, which we are vigorously defending.  We have undertaken preliminary steps to mediate certain of these claims.  We understand that similar proceedings have been brought against other retail companies.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by us during the quarter ended December 31, 2004 of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
October 1 to October 31, 2004	—	—	—	$6,756,983
November 1 to November 30, 2004	—	—	—	$6,756,983
December 1 to December 31, 2004	—	—	—	$6,756,983
Total	—	—	—	$6,756,983

(1) As of December 31, 2004, we had repurchased an aggregate of 142,269 shares at a total cost of approximately $3.2 million pursuant to the repurchase program that was publicly announced in March 2003.

(2) On March 5, 2003, we announced that our Board of Directors had approved a share repurchase program under which we may buy up to $10.0 million of our outstanding common stock from time to time in open market purchases or through private transactions until March 4, 2005, unless extended.

Item 6.  Exhibits

Exhibit No.	Description
3.1	By-Laws of the Company (Exhibit 3.2 to the Company’s Current Report on Form 8-K dated November 17, 2004).*
10.1

Amended and Restated Loan and Security Agreement dated as of October 15, 2004 by and among Mothers Work, Inc., Cave Springs, Inc., Mothers Work Canada, Inc., and Fleet Retail Group, Inc. (Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 15, 2004).*

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

MOTHERS WORK, INC.

Date: February 9, 2005	By:	/s/ DAN W. MATTHIAS
Dan W. Matthias
Chairman of the Board and Chief Executive Officer

Date: February 9, 2005	By:	/s/ EDWARD M. KRELL
Edward M. Krell
Executive Vice President— Chief Financial Officer