Form 10-Q
period 2005-03-31
MOTHERS WORK INC
filed 2005-05-16
CIK 896985

United States
Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

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

Common Stock, $.01 par value — 5,255,055 shares outstanding as of May 13, 2005

MOTHERS WORK, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

MOTHERS WORK, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	March 31, 2005	September 30, 2004
		(As Restated See Note 2)
ASSETS
Current Assets:
Cash and cash equivalents	$2,827	$8,467
Short-term investments	—	6,400
Trade receivables, net	7,832	2,911
Inventories	107,516	92,743
Deferred income taxes	4,705	4,660
Prepaid expenses and other current assets	3,711	7,215
Total Current Assets	126,591	122,396
Property, Plant and Equipment, net	81,102	77,905
Assets Held for Sale	1,200	1,200
Other Assets:
Goodwill	50,389	50,389
Deferred financing costs, net of accumulated amortization of $1,547 and $1,267	4,006	3,665
Other intangible assets, net of accumulated amortization of $2,488 and $2,476	859	946
Deferred income taxes	13,605	13,317
Other non-current assets	489	995
Total Other Assets	69,348	69,312
Total Assets	$278,241	$270,813

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Line of credit borrowings	$—	$—
Current portion of long-term debt	728	288
Accounts payable	24,796	19,779
Accrued expenses and other current liabilities	32,081	30,562
Total Current Liabilities	57,605	50,629
Long-Term Debt	128,477	127,629
Deferred Rent and Other Non-Current Liabilities	29,262	29,652
Total Liabilities	215,344	207,910

Commitments and Contingencies (Note 10)

Stockholders’ Equity:
Preferred Stock, 2,000,000 shares authorized
Series A cumulative convertible preferred stock, $.01 par value; 41,000 shares authorized, none outstanding	—	—
Series B junior participating preferred stock, $.01 par value; 300,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value; 20,000,000 shares authorized, 5,243,315 and 5,207,081 shares issued and outstanding, respectively	52	52
Additional paid-in capital	62,904	62,565
Retained earnings (accumulated deficit)	(59)	286
Total Stockholders’ Equity	62,897	62,903
Total Liabilities and Stockholders’ Equity	$278,241	$270,813

The accompanying notes are an integral part of these Consolidated Financial Statements.

MOTHERS WORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
		(As Restated See Note 2)		(As Restated See Note 2)
Net sales	$140,031	$125,803	$273,650	$257,498
Cost of goods sold	69,818	59,726	133,024	121,391
Gross profit	70,213	66,077	140,626	136,107
Selling, general and administrative expenses	66,517	61,932	133,588	125,061
Operating income	3,696	4,145	7,038	11,046
Interest expense, net	3,857	3,702	7,612	7,393
Income (loss) before income taxes	(161)	443	(574)	3,653
Income tax provision (benefit)	(64)	192	(229)	1,487
Net income (loss)	$(97)	$251	$(345)	$2,166

Income (loss) per share—Basic	$(0.02)	$0.05	$(0.07)	$0.41
Average shares outstanding—Basic	5,237	5,210	5,227	5,222
Income (loss) per share—Diluted	$(0.02)	$0.05	$(0.07)	$0.39
Average shares outstanding—Diluted	5,237	5,549	5,227	5,554

The accompanying notes are an integral part of these Consolidated Financial Statements.

MOTHERS WORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended March 31,
	2005	2004
		(As Restated
		See Note 2)
Cash Flows from Operating Activities
Net income (loss)	$(345)	$2,166
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	7,608	6,902
Loss on impairment of long-lived assets	1,337	209
Loss on disposal of assets	607	194
Accretion of discount on senior notes	81	72
Deferred income tax benefit	(333)	(272)
Tax benefit of stock option exercises	80	92
Amortization of deferred financing costs	280	201
Provision for (reversal of) deferred rent	(236)	1,680
Changes in assets and liabilities:
Decrease (increase) in —
Trade receivables	(3,450)	(494)
Inventories	(14,772)	(2,165)
Prepaid expenses and other current assets	3,281	670
Increase (decrease) in —
Accounts payable, accrued expenses and other current liabilities	5,487	(105)
Net cash (used in) provided by operating activities	(375)	9,150
Cash Flows from Investing Activities
Proceeds from sale of short-term investments	10,400	12,050
Purchase of short-term investments	(4,000)	(9,050)
Capital expenditures	(11,923)	(9,168)
Purchase of intangible assets	(28)	(13)
Net cash used in investing activities	(5,551)	(6,181)

Cash Flows from Financing Activities
Increase in cash overdrafts	1,248	1,325
Repayment of long-term debt	(230)	(76)
Repurchase of common stock	—	(1,019)
Payout of redeemed Series A Preferred Stock	(373)	(406)
Deferred financing costs	(620)	—
Proceeds from exercise of stock options	261	229
Net cash provided by financing activities	286	53
Net (Decrease) Increase in Cash and Cash Equivalents	(5,640)	3,022
Cash and Cash Equivalents, Beginning of Period	8,467	15,731
Cash and Cash Equivalents, End of Period	$2,827	$18,753

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$7,230	$7,187
Cash paid for income taxes	$632	$2,772
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Purchase of equipment under capital lease obligations	$1,438	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

MOTHERS WORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

(unaudited)

1.     BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements of Mothers Work, Inc. and subsidiaries (the “Company” or “Mothers Work”) have been prepared in accordance with the requirements for Form 10-Q and Article 10 of Regulation S-X and, accordingly, certain information and footnote disclosures have been condensed or omitted.

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

2.     RESTATEMENT

The Company has completed a review of its historical lease accounting methods to determine whether these methods were in accordance with the views expressed by the Office of the Chief Accountant of the Securities and Exchange Commission (“SEC”) on February 7, 2005 in a letter to the American Institute of Certified Public Accountants and other recent interpretations regarding certain operating lease accounting issues and their application under accounting principles generally accepted in the United States of America (“GAAP”). As a result of the Company’s review, it has determined that, with regard to its method of accounting for leases, its historical methods of accounting for rent holidays and tenant improvement allowances, and of determining the amortization period for leasehold improvements for certain leased properties, were not in accordance with GAAP. As a result, on May 10, 2005, the Company filed a Current Report on Form 8-K with the SEC announcing its decision to restate the previously issued consolidated financial statements contained in its Annual Report on Form 10-K for the year ended September 30, 2004 and the Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004  (the “Restatement”).

Rent Holiday. The Company has historically recognized rent holiday periods and scheduled rent increases on a straight-line basis over the lease term beginning with the commencement date of the lease which is typically the store opening date. The Company has determined that the lease term should commence on the date it takes possession of the leased property, which is generally four to six weeks prior to a store’s opening date.

Tenant Improvement Allowances. The Company has historically accounted for tenant improvement allowances as reductions to the related leasehold improvement assets on the consolidated balance sheets and as reductions of capital expenditures in investing activities on the consolidated statements of cash flows. The Company has now determined that allowances should be recorded as deferred rent liabilities on the consolidated balance sheets and as a component of operating activities on the consolidated statements of cash flows.

Amortization of Leasehold Improvements. Historically, the life used for certain leasehold improvements by the Company in some instances was longer than the lease term for such related leases.  As part of the Company’s review associated with lease matters, the Company has determined that the amortization period for leasehold improvements should be consistent with the straight-line rent expense period for each of its leases.  The lives for all leasehold improvements have been reviewed to ensure that the amortization is now recorded based on the lesser of the estimated useful life of the asset or the lease term.

The primary effects of the corrections are:  (i) to accelerate the rent expense on properties the Company occupied before payment of rents was required (rent holidays); (ii) to increase depreciation and amortization expense and decrease store occupancy expense (both of which are components of selling, general and administrative expenses) to reflect the proper accounting for tenant improvement allowances; and (iii) to accelerate the amortization of leasehold improvement assets on those leased properties where the lease term is shorter than the estimated useful economic life of those assets.  The cumulative effect of these accounting changes is a reduction to retained earnings of $2,533,000 as of the beginning of fiscal 2004 and incremental decreases to retained earnings of $834,000 and $304,000 for fiscal 2004 and the first quarter of fiscal 2005, respectively.  The Restatement decreased reported diluted earnings per share by $0.15 and $0.06, respectively, for fiscal 2004 and the first quarter of fiscal 2005.

The consolidated financial statements included in this Form 10-Q have been restated to reflect the adjustments described above. The following is a summary of the impact of the Restatement on (i) the consolidated balance sheet as of September 30, 2004, (ii) the consolidated statements of operations for the three and six months ended March 31, 2004 and (iii) the consolidated statement of cash flows for the six months ended March 31, 2004:

(in thousands, except per share amounts)

CONSOLIDATED BALANCE SHEET (*)

	September 30, 2004
	As Reported	Adjustments	As Restated
Property, Plant and Equipment, net	$60,288	$17,617	$77,905
Deferred Income Taxes – Non-Current	11,504	1,813	13,317
Total Other Assets	67,499	1,813	69,312
Total Assets	251,383	19,430	270,813

Deferred Rent and Other Non-Current Liabilities	6,856	22,796	29,652
Total Liabilities	185,113	22,796	207,910
Retained Earnings	3,653	(3,367)	286
Total Stockholders’ Equity	66,270	(3,367)	62,903
Total Liabilities and Stockholders’ Equity	251,383	19,430	270,813

CONSOLIDATED STATEMENTS OF OPERATIONS (*)

	Three Months Ended March 31, 2004			Six Months Ended March 31, 2004
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Selling, general and administrative expenses	$61,635	$297	$61,932	$124,550	$511	$125,061
Operating income	4,442	(297)	4,145	11,557	(511)	11,046
Income (loss) before income taxes	740	(297)	443	4,164	(511)	3,653
Income tax provision (benefit)	296	(104)	192	1,666	(179)	1,487
Net income (loss)	444	(193)	251	2,498	(332)	2,166
Income (loss) per share—Basic	0.09	(0.04)	0.05	0.48	(0.07)	0.41
Income (loss) per share—Diluted	0.08	(0.03)	0.05	0.45	(0.06)	0.39

CONSOLIDATED STATEMENT OF CASH FLOWS (*)

	Six Months Ended March 31, 2004
	As Reported	Adjustments	As Restated
Cash Flows from Operating Activities
Net income (loss)	$2,498	$(332)	$2,166
Depreciation and amortization	4,967	1,935	6,902
Loss on impairment of long-lived assets	173	36	209
Loss on disposal of assets	220	(26)	194
Deferred income tax benefit	(93)	(179)	(272)
Provision for (reversal of) deferred rent	352	1,328	1,680
Net cash provided by operating activities	6,388	2,762	9,150
Cash Flows from Investing Activities
Capital expenditures	(6,406)	(2,762)	(9,168)
Net cash used in investing activities	(3,419)	(2,762)	(6,181)

(*) The tables include only those line items which have changed as a result of the Restatement.

3.     EARNINGS PER SHARE (EPS)

The Company follows the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share.”  Basic earnings per share (“Basic EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding.  Diluted earnings per share (“Diluted EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding, after giving effect to the potential dilution from the exercise of securities, such as stock options and warrants, into shares of common stock as if those securities were exercised.

The following table summarizes the Basic EPS and Diluted EPS calculation (in thousands, except per share amounts):

	Three Months Ended March 31, 2005			Three Months Ended March 31, 2004
				(As Restated-See Note 2)
	Net Income (Loss)	Shares	EPS	Net Income	Shares	EPS
Basic EPS	$(97)	5,237	$(0.02)	$251	5,210	$0.05
Incremental shares from the assumed exercise of outstanding stock options and warrants	—	—		—	339

Diluted EPS	$(97)	5,237	$(0.02)	$251	5,549	$0.05

	Six Months Ended March 31, 2005			Six Months Ended March 31, 2004
				(As Restated-See Note 2)
	Net Income (Loss)	Shares	EPS	Net Income	Shares	EPS
Basic EPS	$(345)	5,227	$(0.07)	$2,166	5,222	$0.41
Incremental shares from the assumed exercise of outstanding stock options and warrants	—	—		—	332

Diluted EPS	$(345)	5,227	$(0.07)	$2,166	5,554	$0.39

For the three months and six months ended March 31, 2004, options to purchase 276,150 and 274,200 shares, respectively, were excluded from the calculation of Diluted EPS as their effect would have been antidilutive.  For the three months and six months ended March 31, 2005, since the Company incurred a loss for these periods, all of the outstanding stock options and warrants were excluded from the calculation of Diluted EPS as their effect would have been antidilutive.  These options and warrants could potentially dilute EPS in the future.

On March 5, 2003, the Board of Directors approved a share repurchase program under which the Company was authorized to repurchase up to $10,000,000 of its outstanding common stock from time to time in private transactions or on the open market through March 4, 2005, the expiration date of the share repurchase program.  As of March 31, 2005, the Company had repurchased and retired 142,269 shares in the aggregate at a total cost of $3,243,000, for an average cost of $22.79 per share.  No repurchases were made during the quarter ended March 31, 2005. The indenture governing the Company’s $125,000,000 of 11 ¼% senior notes due 2010 (the “New Senior Notes”) and the terms of its credit facility contain restrictions that place limits on certain payments by the Company, including payments to repurchase shares of our common stock. The repurchases of common stock have been made in compliance with all restrictions under the indenture governing the New Senior Notes and the terms of both the Company’s former and new credit facilities.

4.     STOCK-BASED COMPENSATION

The Company follows the intrinsic value method of accounting for stock-based employee compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The following tables illustrate the effect on net income (loss) and earnings per share if the Company had accounted for its stock option plans using the fair value method of accounting under SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”. In December 2004, the FASB revised SFAS No. 123, by issuing SFAS 123(R), “Share-Based Payment” (see Note 8).

		Three Months Ended March 31,		Six Months Ended March 31,
(in thousands, except per share amounts):		2005	2004	2005	2004
			(As Restated- See Note 2)		(As Restated- See Note 2)
Net income (loss), as reported		$(97)	$251	$(345)	$2,166
Deduct:	Total stock-based employee compensation expense determined under the fair value-based method for all grants, net of tax	(439)	(418)	(1,166)	(900)
Pro forma net income (loss)		$(536)	$(167)	$(1,511)	$1,266

Basic EPS:
As reported		$(0.02)	$0.05	$(0.07)	$0.41
Pro forma		$(0.10)	$(0.03)	$(0.29)	$0.24

Diluted EPS:
As reported		$(0.02)	$0.05	$(0.07)	$0.39
Pro forma		$(0.10)	$(0.03)	$(0.29)	$0.23

Pro forma Diluted EPS is computed by dividing pro forma net income (loss) by the pro forma weighted average number of shares outstanding after giving effect to the potential dilution from the exercise of securities, such as stock options and warrants, into shares of common stock as if those securities were exercised as of the beginning of the period presented.   Since the Company had incurred a pro forma loss for the three months and six months ended March 31, 2005 and for the three months ended March 31, 2004, all of the outstanding stock options and warrants during these periods were excluded from the calculation of Diluted EPS as their effect would have been antidilutive.

During the three and six months ended March 31, 2005, a total of 54,500 and 328,050 stock options, respectively, were granted to certain employees and non-employee directors for the purchase of the Company’s common stock at prices not less than the fair market value of the Company’s common stock on the date of grant.  For the three and six month periods ended March 31, 2004, the stock options granted to certain employees and non-employee directors for the purchase of the Company’s common stock were 37,800 and 188,000, respectively.

The weighted average fair value of the options granted during the three and six months ended March 31, 2005 was estimated at $9.56 and $8.80 per share, respectively. For the three and six month periods ending March 31, 2004, the weighted average fair value of options granted during those periods was estimated at $17.21 and $16.30 per share, respectively.  The weighted average fair value is calculated based on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Dividend yield	None	None	None	None
Expected price volatility	60.9%	61.2%	60.9%	61.7%
Risk-free interest rates	4.1%	3.6%	4.0%	3.8%
Expected lives	8.0 years	8.0 years	8.0 years	8.0 years

5.     INVENTORIES

Inventories were comprised of the following (in thousands):

	March 31, 2005	September 30, 2004
Finished goods	$97,535	$81,428
Work-in-progress	3,129	3,317
Raw materials	6,852	7,998
	$107,516	$92,743

6.     ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities were comprised of the following (in thousands):

	March 31, 2005	September 30, 2004
Salaries, wages, and employee benefits	$9,557	$8,944
Income taxes payable	945	1,344
Interest	2,415	2,358
Sales taxes	3,043	2,458
Insurance	2,669	2,425
Rent	734	608
Audit and legal	1,660	1,671
Reserves recorded in the iMaternity acquisition (Note 7)	414	850
Remaining payout for redemption of Series A Preferred Stock	679	1,052
Accrued store construction costs	1,351	1,514
Gift certificates and store credits	3,460	2,586
Other	5,154	4,752
	$32,081	$30,562

Interest payments on the New Senior Notes are made semiannually on February 1st and August 1st.

7.     iMATERNITY ACQUISITION EXIT/RESTRUCTURING ACTIVITY

The Company acquired eSpecialty Brands, LLC (“iMaternity”) on October 17, 2001 (the “Acquisition Date”). The iMaternity manufacturing and warehousing operations in Costa Rica have been shut down and are being marketed for sale.  The carrying value of the Costa Rica facilities was recorded at the estimated realizable value as of the Acquisition Date, which was determined based on a market survey received from an independent third party, less estimated selling costs, and is classified as “Assets Held for Sale” in the accompanying consolidated balance sheets.  In July 2004, the Company received an updated market survey from an independent third party, which survey continued to support the carrying value of the Costa Rican facilities.

As of March 31, 2005, the remaining iMaternity acquisition reserves consisted of: (a) a severance reserve outstanding of $300,000 that reflects the remainder of a non-compete and severance arrangement with a former executive of iMaternity that is payable ratably on a monthly basis through September 2006; and (b) the reserve for exit costs of $114,000 that is principally for the expected costs related to the Costa Rican facilities.

A summary of the charges incurred and reserves recorded in connection with the iMaternity acquisition exit/restructuring activities as of September 30, 2004 and for the six months ended March 31, 2005 is as follows (in thousands):

	Balance as of September 30, 2004	First Six Months Fiscal 2005 Charges	Balance as of March 31, 2005
Lease termination fees	$249	$(249)	$—
Severance	400	(100)	300
Exit and other costs	201	(87)	114
	$850	$(436)	$414

8.     NEW ACCOUNTING PRONOUNCEMENTS

SFAS No. 123(R).  In December 2004, the FASB revised SFAS No. 123 by issuing SFAS No. 123(R), “Share-Based Payment.” SFAS No. 123(R) replaces SFAS No. 123 and APB Opinion No. 25 and establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services.  SFAS No. 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements, measured by the fair value of the equity or liability instruments issued, and is effective as of the first reporting period of the fiscal year that begins after June 15, 2005 for public entities that do not file as small business issuers.  The fair value-based method of SFAS No. 123 is similar in most respects to the fair value-based method under SFAS No. 123(R), however, certain transition rules of SFAS No. 123(R) may affect the impact on the Company’s consolidated financial position or results of operations.  Such impact, if any, on the Company’s consolidated financial position or results of operations has not yet been determined.  The Company is currently evaluating the provisions of SFAS No. 123(R) and plans to adopt it in the first quarter of Fiscal 2006.

9.     GUARANTOR SUBSIDIARIES

Pursuant to the terms of the indenture relating to the New Senior Notes, each of the domestic subsidiaries of Mothers Work, Inc. (the “Guarantor Subsidiaries”) has jointly and severally provided an unconditional guarantee of the obligations of Mothers Work with respect to the New Senior Notes. There are no restrictions on any of the assets of the Guarantor Subsidiaries which would limit their ability to transfer funds to Mothers Work in the form of loans, advances or cash dividends, except as provided by applicable law. None of the Company’s foreign subsidiaries (the “Non-Guarantor Subsidiaries”) have guaranteed the New Senior Notes. The condensed consolidating financial information for the Company, the Guarantor Subsidiaries, and the Non—Guarantor Subsidiaries as of and for the six months ended March 31, 2005 as presented below has been prepared from the books and records maintained by the Guarantor Subsidiaries and the Company. The condensed financial information may not necessarily be indicative of the results of operations or financial position had the Guarantor Subsidiaries operated as independent entities. Certain intercompany revenues and expenses are eliminated in consolidation.  As a result of this activity, an amount due to/due from parent will exist at any time.

Mothers Work, Inc.

Condensed Consolidating Balance Sheet

March 31, 2005

(in thousands)

(unaudited)

	Mothers Work (Parent Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries (Foreign Operations)	Consolidating Eliminations	Mothers Work Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$2,666	$7	$154	$—	$2,827
Trade receivables, net	7,761	—	71	—	7,832
Inventories	105,477	—	2,039	—	107,516
Deferred income taxes	4,705	—	—	—	4,705
Prepaid expenses and other current assets	3,711	—	—	—	3,711
Total Current Assets	124,320	7	2,264	—	126,591
Property, Plant and Equipment, net	78,743	—	2,359	—	81,102
Assets Held for Sale	—	—	1,200	—	1,200
Other Assets	69,346	2	—	—	69,348
Investments in and Advances to (from) Affiliates	1,703	225,586	(4,567)	(222,722)	—
Total Assets	$274,112	$225,595	$1,256	$(222,722)	$278,241

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Line of credit borrowings	$—	$—	$—	$—	$—
Current portion of long-term debt	728	—	—	—	728
Accounts payable	24,745	51	—	—	24,796
Accrued expenses and other current liabilities	28,151	3,573	357	—	32,081
Total Current Liabilities	53,624	3,624	357	—	57,605
Long-Term Debt	128,477	—	—	—	128,477
Deferred Rent and Other Non-Current Liabilities	29,114	—	148	—	29,262
Total Liabilities	211,215	3,624	505	—	215,344

Total Stockholders’ Equity	62,897	221,971	751	(222,722)	62,897
Total Liabilities and Stockholders’ Equity	$274,112	$225,595	$1,256	$(222,722)	$278,241

Mothers Work, Inc.

Consolidating Statement of Operations

For The Six Months Ended March 31, 2005

(in thousands)

(unaudited)

	Mothers Work (Parent Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries (Foreign Companies)	Consolidating Eliminations	Mothers Work Consolidated
Net sales	$267,842	$14,288	$5,808	$(14,288)	$273,650
Cost of goods sold	130,360	—	2,664	—	133,024
Gross profit	137,482	14,288	3,144	(14,288)	140,626
Selling, general and administrative expenses	144,910	225	2,741	(14,288)	133,588
Operating income (loss)	(7,428)	14,063	403	—	7,038
Interest income (expense), net	(13,721)	6,109	—	—	(7,612)
Equity in earnings of subsidiaries	20,575	—	—	(20,575)	—
Income (loss) before income taxes	(574)	20,172	403	(20,575)	(574)
Income tax provision (benefit)	(229)	7,060	161	(7,221)	(229)
Net income (loss)	$(345)	$13,112	$242	$(13,354)	$(345)

Mothers Work, Inc.

Consolidating Cash Flow Statement

For The Six Months Ended March 31, 2005

(in thousands)

(unaudited)

	Mothers Work (Parent Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries (Foreign Companies)	Consolidating Eliminations	Mothers Work Consolidated
Cash Flows from Operating Activities:
Net income (loss)	$(345)	$13,112	$242	$(13,354)	$(345)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	7,485	—	123	—	7,608
Loss on impairment of long-lived assets	1,337	—	—	—	1,337
Loss on disposal of assets	607	—	—	—	607
Accretion of discount on senior notes	81	—	—	—	81
Deferred income tax benefit	(333)	—	—	—	(333)
Tax benefit of stock option exercises	80	—	—	—	80
Amortization of deferred financing costs	280	—	—	—	280
Provision for (reversal of) deferred rent	(286)	—	50	—	(236)
Changes in assets and liabilities:
Decrease (increase) in—
Trade receivables	(3,424)	—	(26)	—	(3,450)
Inventories	(14,447)	—	(325)	—	(14,772)
Prepaid expenses and other current assets	3,281	—	—	—	3,281
Investments in and advances to (from) affiliates	(2,961)	(10,435)	42	13,354	—
Increase (decrease) in—
Accounts payable, accrued expenses and other current liabilities	8,150	(2,714)	51	—	5,487
Net cash (used in) provided by operating activities	(495)	(37)	157	—	(375)
Cash Flows from Investing Activities:
Proceeds from sale of short-term investments	10,400	—	—	—	10,400
Purchase of short-term investments	(4,000)	—	—	—	(4,000)
Capital expenditures	(10,923)	—	(1,000)	—	(11,923)
Purchase of intangible assets	(28)	—	—	—	(28)
Net cash used in investing activities	(4,551)	—	(1,000)	—	(5,551)
Cash Flows from Financing Activities:
Increase in cash overdrafts	1,248	—	—	—	1,248
Repayment of long-term debt	(230)	—	—	—	(230)
Payout for redeemed Series A Preferred Stock	(373)	—	—	—	(373)
Deferred financing costs	(620)	—	—	—	(620)
Proceeds from exercise of stock options	261	—	—	—	261
Net cash provided by financing activities	286	—	—	—	286
Net Decrease in Cash and Cash Equivalents	(4,760)	(37)	(843)	—	(5,640)
Cash and Cash Equivalents, Beginning of Period	7,426	44	997	—	8,467
Cash and Cash Equivalents, End of Period	$2,666	$7	$154	$—	$2,827

10.          COMMITMENTS AND CONTINGENCIES

On January 12, 2005, a purported class action was filed against the Company in the United States District Court for the District of Connecticut.  The complaint alleges that, under applicable federal and state law, certain former and current employees should have received overtime compensation.  The plaintiffs in this case are seeking unspecified actual damages, penalties and attorneys’ fees. At this stage in these proceedings, the Company is unable to predict the outcome of this case, which the Company is vigorously defending.  The Company is engaged in efforts to resolve these claims.

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

11.          SEGMENT AND ENTERPRISE WIDE DISCLOSURES

Operating Segment.  Under SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," a company may be required to report segmented information about separately identifiable parts of its business, which both (i) meet the definition of an “operating segment” under SFAS No. 131, and (ii) exceed certain quantitative thresholds established in SFAS No. 131.  The Company has determined that its business is comprised of one operating segment: the design, manufacture and sale of maternity apparel and related accessories. While the Company offers a wide range of products for sale, the substantial portion of our products are initially distributed through the same distribution facilities, many of our products are manufactured at common contract manufacturer production facilities, our products are marketed through a common marketing department, and these products are sold to a similar customer base, consisting of expectant mothers.

Geographic Information.  Information concerning the Company’s operations by geographic area are as follows (in thousands):

	Three Months Ended, March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Net Sales to Unaffiliated Customers
United States	$137,159	$124,364	$267,842	$254,414
Canada	$2,872	$1,439	$5,808	$3,084

	March 31, 2005	September 30, 2004
		(As Restated-See Note 2)
Long-Lived Assets
United States	$78,743	$76,423
Canada	$2,359	$1,482
Costa Rica	$1,200	$1,200

Major Customers.  For the periods presented, the Company did not have any one customer who represented more than 10% of its net sales.

12.  INTEREST EXPENSE, NET

Interest expense, net is comprised of the following:

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Interest expense	$3,875	$3,733	$7,653	$7,462
Interest income	(18)	(31)	(41)	(69)
Interest expense, net	$3,857	$3,702	$7,612	$7,393

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Restatement

We completed a review of our historical lease accounting methods to determine whether these methods were in accordance with the views expressed by the Office of the Chief Accountant of the Securities and Exchange Commission (“SEC”) on February 7, 2005 in a letter to the American Institute of Certified Public Accountants and other recent interpretations regarding certain operating lease accounting issues and their application under accounting principles generally accepted in the United States of America (“GAAP”). As a result of our review, we determined that, with regard to our method of accounting for leases, our historical methods of accounting for rent holidays and tenant improvement allowances, and of determining the amortization period for leasehold improvements for certain leased properties, were not in accordance with GAAP. As a result, on May 10, 2005, we filed a Current Report on Form 8-K with the SEC announcing our decision to restate the previously issued consolidated financial statements contained in our Annual Report on Form 10-K for the year ended September 30, 2004 and our Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004  (the “Restatement”).

Rent Holiday. We historically have recognized rent holiday periods and scheduled rent increases on a straight-line basis over the lease term beginning with the commencement date of the lease, which is typically the store opening date. We have determined that the lease term should commence on the date we take possession of the leased property, which is generally four to six weeks prior to a store’s opening date.

Tenant Improvement Allowances. We historically accounted for tenant improvement allowances as reductions to the related leasehold improvement assets in our consolidated balance sheets and as reductions of capital expenditures in investing activities on the consolidated statements of cash flows. We have now determined that allowances should be recorded as deferred rent liabilities in our consolidated balance sheets and as a component of operating activities in our consolidated statements of cash flows.

Amortization of Leasehold Improvements. Historically, the life used for certain leasehold improvements by us in some instances was longer than the straight-line rent expense period for such related leases. As part of our review associated with lease matters, we have determined that the amortization period for leasehold improvements should be consistent with the straight-line rent expense period for each of our leases. The lives for all leasehold improvements have been reviewed to ensure that the amortization is now recorded based on the lesser of the estimated useful life of the asset or the lease term.

The primary effects of the corrections are:  (i) to accelerate the rent expense on properties we occupied before payment of rents was required (rent holidays); (ii) to increase depreciation and amortization expense and decrease store occupancy expense (both of which are components of selling, general and administrative expenses) to reflect the proper accounting for tenant improvement allowances; and (iii) to accelerate the amortization of leasehold improvement assets on those leased properties where the lease term is shorter than the estimated useful economic life of those assets.  The cumulative effect of these accounting changes is a reduction to retained earnings of $2.5 million as of the beginning of fiscal 2004 and incremental decreases to retained earnings of $0.8 million and $0.3 million for fiscal 2004 and the first quarter of fiscal 2005, respectively.  The Restatement decreased reported diluted earnings per share by $0.15 and $0.06, respectively, for fiscal 2004 and the first quarter of fiscal 2005.

The consolidated financial statements included in this Form 10-Q have been restated to reflect the adjustments described above.  See Note 2 of the Notes To Consolidated Financial Statements included in this Form 10-Q for a summary of the impact of the Restatement on (i) the consolidated balance sheet as of September 30, 2004, (ii) the consolidated statements of operations for the three and six months ended March 31, 2004 and (iii) the consolidated statement of cash flows for the six months ended March 31, 2004.

As soon as practicable, we will also restate our consolidated financial statements contained in our Annual Report on Form 10-K for the year ended September 30, 2004 and our Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004.

Results of Operations

The following tables set forth certain operating data as a percentage of net sales and as a percentage change for the three and six months ended March 31:

	% of Net Sales (1)				% Period to Period Increase (Decrease)
	Three Months Ended March 31,		Six Months Ended March 31,		Three Months Ended March 31,	Six Months Ended March 31,
	2005	(As Restated- See Note 2) 2004	2005	(As Restated- See Note 2) 2004	2005 vs. 2004	2005 vs. 2004
Net sales	100.0%	100.0%	100.0%	100.0%	11.3%	6.3%
Cost of goods sold (2)	49.9	47.5	48.6	47.1	16.9	9.6
Gross profit	50.1	52.5	51.4	52.9	6.3	3.3
Selling, general and administrative expenses (3)	47.5	49.2	48.8	48.6	7.4	6.8
Operating income	2.6	3.3	2.6	4.3	(10.8)	(36.3)
Interest expense, net	2.8	2.9	2.8	2.9	4.2	3.0
Income (loss) before income taxes	(0.1)	0.4	(0.2)	1.4	(136.5)	(115.7)
Income tax provision	(0.0)	0.2	(0.1)	0.6	(133.3)	(115.4)
Net income (loss)	(0.1)%	0.2%	(0.1)%	0.8%	(138.6)%	(115.9)%

(1)     Components may not add to total due to rounding.

(2)     The “Cost of goods sold” line item includes: merchandise costs (including customs duty expenses), expenses related to inventory shrinkage in our warehouses and distribution centers, product related corporate expenses (including expenses related to our payroll, benefit costs and operating expenses of our buying departments), inventory reserves, including lower of cost or market reserves, inbound freight charges, purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs, and the other costs of our distribution network.

(3)     The “Selling, general and administrative expenses” line item includes: advertising and marketing expenses, corporate administrative expenses, store expenses (including store payroll and store occupancy expenses), store opening and store closing expenses, and store asset impairment charges.

The following table sets forth certain information concerning the number of our stores and leased departments for the periods indicated:

	Three Months Ended
	March 31, 2005			March 31, 2004
Retail Locations	Stores	Leased Departments	Total Retail Locations	Stores	Leased Departments	Total Retail Locations
Beginning of period	880	231	1,111	870	157	1,027
Opened	8	497	505	22	—	22
Closed	(19)	—	(19)	(15)	(2)	(17)
End of period	869	728	1,597	877	155	1,032

	Six Months Ended
	March 31, 2005			March 31, 2004
Retail Locations	Stores	Leased Departments	Total Retail Locations	Stores	Leased Departments	Total Retail Locations
Beginning of period	883	232	1,115	851	155	1,006
Opened	20	498	518	46	3	49
Closed	(34)	(2)	(36)	(20)	(3)	(23)
End of period	869	728	1,597	877	155	1,032

Our fiscal year ends on September 30.  All references in this discussion to our fiscal years refer to the fiscal year ended on September 30 in the year mentioned.  For example, our “fiscal 2005” will end on September 30, 2005.

Three Months Ended March 31, 2005 and 2004

Net Sales.  Our net sales for the second quarter of fiscal 2005 increased by 11.3%, or $14.2 million, to $140.0 million from $125.8 million for the second quarter of fiscal 2004. The increase in net sales for the quarter was driven primarily by our new Oh Baby! By Motherhood™ licensed arrangement with Kohl’s®, which began during the second quarter of fiscal 2005.  In addition, our sales for the quarter compared to last year benefited from our increased retail location count, driven by the addition of 569 Sears® leased departments since March 2004, as well as increases in sales from our marketing partnerships and internet business, partially offset by a decrease in comparable store sales.  Comparable store sales for the second quarter of fiscal 2005 decreased by 3.0%, based on 898 locations, versus a comparable store sales increase of 0.2% during the second quarter of fiscal 2004, based on 849 locations.  The decrease in comparable store sales in the second quarter of fiscal 2005 reflected the continued strong competitive pressures in the maternity apparel business, the cooler than normal weather conditions during March 2005, and having one less day in this year’s second quarter compared to last year, which was a leap year.

As of March 31, 2005, we operated a total of 869 stores and 1,597 total retail locations, compared to 877 stores and 1,032 total retail locations as of March 31, 2004.  As of March 31, 2005 our store total included 43 multi-brand stores, including 8 Destination Maternity superstores, with the remaining multi-brand stores predominantly under the Mimi Maternity brand.  In comparison, as of March 31, 2004, we operated 15 multi-brand stores, including one Destination Maternity superstore.  These multi-brand store figures exclude our A Pea in the Pod stores, which have traditionally carried a full line of both A Pea in the Pod and Mimi Maternity branded merchandise.  During the second quarter of fiscal 2005, we opened 497 leased department locations and 8 stores, including 3 multi-brand stores, and closed 19 stores, with 9 of these store closings related to multi-brand store openings, including the opening of 2 Destination Maternity superstores.  The increase in leased department locations during the quarter resulted from the expansion of our proprietary Two Hearts™ Maternity collection to an additional 497 Sears locations during late March 2005, bringing the total number of our Sears leased departments to 569 locations.

Gross Profit.  Our gross profit for the second quarter of fiscal 2005 increased by 6.3%, or $4.1 million, to $70.2 million from $66.1 million for the second quarter of fiscal 2004, reflecting the increase in net sales, partially offset by a decrease in gross margin.  Gross profit as a percentage of net sales (gross margin) for the second quarter of fiscal 2005 decreased by 2.4 percentage points of net sales to 50.1% from 52.5% for the second quarter of fiscal 2004.  The decrease in gross margin versus last year primarily reflects the planned lower gross margin associated with sales from our new licensed arrangement, which began during the second quarter of fiscal 2005.

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses for the second quarter of fiscal 2005 increased by 7.4%, or $4.6 million, to $66.5 million from $61.9 million for the second quarter of fiscal 2004.  Compared to the second quarter of fiscal 2004, store rent and related expenses increased by $1.3 million.  As a percentage of net sales, selling, general and administrative expenses decreased to 47.5% for the second quarter of fiscal 2005 compared to 49.2% for the second quarter of fiscal 2004.  This decrease in the expense percentage resulted primarily from the favorable expense leverage from the addition of our licensed business and a continued sharp focus on expense control, partially offset by the unfavorable expense leverage resulting from our 3.0% decrease in comparable store sales, as well as increased charges for store asset impairments.  We incurred impairment charges for write-downs of store long-lived assets of $0.8 million for the second quarter of fiscal 2005 versus $0.1 million for the second quarter of fiscal 2004, and incurred charges relating to store closings of $0.2 million for each of the second quarter of fiscal 2005 and the second quarter of fiscal 2004.

Operating Income.  Our operating income for the second quarter of fiscal 2005 decreased by 10.8%, or $0.4 million, to $3.7 million from $4.1 million for the second quarter of fiscal 2004, due to higher selling, general and administrative expenses, which more than offset the impact of increased sales volume and gross profit.  Operating income as a percentage of net sales (operating income margin) for the second quarter of fiscal 2005 decreased to 2.6% from 3.3% for the second quarter of fiscal 2004, primarily due to the adverse impact on operating income margin of our 3.0% decrease in comparable store sales.

Interest Expense, Net.  Our net interest expense for the second quarter of fiscal 2005 increased by 4.2%, or $0.2 million, to $3.9 million from $3.7 million for the second quarter of fiscal 2004.  The increase in interest expense for the second quarter of fiscal 2005 resulted primarily from the increased amortization expense of deferred financing costs related to our new credit facility entered into in October, 2004, and having some borrowings under our credit facility during the current year second quarter.  During the quarter ended March 31, 2005, our average level of direct borrowings under our credit facility was $5.3 million, but we did not have any direct borrowings under our credit facility as of March 31, 2005.  We did not have any direct borrowings under our credit facility during fiscal 2004 or the first quarter of fiscal 2005.

Income Tax Provision. Our effective tax rate was a benefit of 40.0% for the second quarter of fiscal 2005 and a provision of 43.3% for the second quarter of fiscal 2004.  Our effective tax rate for the full year fiscal 2004 was 40.7%.

Net Income (Loss).  Net income (loss) for the second quarter of fiscal 2005 was $(0.1) million, or $(0.02) per share (diluted) compared to $0.3 million, or $0.05 per share (diluted) for the second quarter of fiscal 2004.

Six Months Ended March 31, 2005 and 2004

Net Sales.   Our net sales for the first six months of fiscal 2005 increased 6.3%, a $16.2 million increase, to $273.7 million from $257.5 million for the first six months of fiscal 2004.  The increase in net sales for the first six months of fiscal 2005 was driven primarily by our new Oh Baby! By Motherhood™ licensed arrangement, which began during the second quarter of fiscal 2005.  In addition, our sales for the first six months compared to last year benefited from our increased retail location count, driven by the addition of 569 Sears® leased departments since March 2004, as well as increases in sales from our marketing partnerships and internet business, partially offset by a decrease in comparable store sales.  Comparable store sales for the first six months of fiscal 2005 decreased by 3.7%, based on 866 locations, versus a comparable store sales decrease of 2.7% during the first six months of fiscal 2004, based on 820 locations.  The decrease in comparable store sales in the first six months of fiscal 2005 reflected the continued strong competitive pressures in the maternity apparel business.  For the first six months of fiscal 2005, we opened 498 leased department locations and 20 stores, including 7 multi-brand stores, and closed 34 stores, with 17 of these store closings related to multi-brand store openings, including the opening of 4 Destination Maternity superstores.

Gross Profit.    Our gross profit for the first six months of fiscal 2005 increased 3.3%, a $4.5 million increase, to $140.6 million compared to $136.1 million for the first six months of fiscal 2004, reflecting the increase in net sales, partially offset by a decrease in gross margin. Gross profit as a percentage of net sales for the first six months of fiscal 2005 decreased by 1.5 percentage points of net sales to 51.4% from 52.9% for the first six months of fiscal 2004.  The decrease in gross margin versus last year primarily reflects the planned lower gross margin associated with sales from our new licensed arrangement, which began during the second quarter of fiscal 2005, as well as some impact from additional markdowns recognized in the first quarter compared to last year to stimulate sales and reduce Fall seasonal inventory levels.

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses for the first six months of fiscal 2005 increased by 6.8%, an $8.5 million increase, to $133.6 million from $125.1 million for the first six months of fiscal 2004. Compared to the first six months of fiscal 2004, store rent and related expenses increased by $3.2 million.  As a percentage of net sales, operating expenses increased slightly to 48.8% for the first six months of fiscal 2005 compared to 48.6% for the first six months of fiscal 2004.  This slight increase in the expense percentage resulted primarily from the favorable expense leverage from the addition of our licensed business, which was slightly more than offset by the unfavorable expense leverage resulting from our 3.7% decrease in comparable store sales, as well as increased charges for store asset impairments and store closings.  We incurred impairment charges for write-downs of store long-lived assets of $1.3 million for the first six months of fiscal 2005 versus $0.2 million for the first six months of fiscal 2004, and incurred charges relating to store closings of $0.8 million for the first six months of fiscal 2005 versus $0.4 million for the first six months of fiscal 2004. The majority of the store closing charges for the first six months of fiscal 2005 were for stores closed in connection with multi-brand store openings.

Operating Income.    Our operating income for the first six months of fiscal 2005 decreased by 36.3%, a $4.0 million decrease, to $7.0 million compared to $11.0 million in the first six months of fiscal 2004, due to higher selling, general and administrative expenses, which more than offset the impact of increased sales volume and gross profit.  Operating income as a percentage of net sales for the first six months of fiscal 2005 decreased to 2.6% from 4.3% in the comparable period of fiscal 2004, primarily due to the adverse impact on operating income margin of our 3.7% decrease in comparable store sales.

Interest Expense, Net.   Our net interest expense for the first six months of fiscal 2005 increased by 3.0%, or $0.2 million, to $7.6 million compared to $7.4 million for the first six months of fiscal 2004.  The increase in interest expense resulted primarily from the increased amortization expense of deferred financing costs related to our new credit facility entered into in October, 2004, and having some borrowings under our credit facility during the current year second quarter.     During the six months ended March 31, 2005, our average level of direct borrowings under our credit facility was $2.6 million, but we did not have any direct borrowings under our credit facility as of March 31, 2005.  We did not have any direct borrowings under our credit facility during fiscal 2004 or the first quarter of fiscal 2005.

Income Taxes.    Our effective income tax rate was a benefit of 39.9% for the first six months of fiscal 2005 and a provision of 40.7% for the first six months of fiscal 2004.  Our effective tax rate for the full year fiscal 2004 was 40.7%.

Net Income (Loss).  Net income (loss) for the first six months of fiscal 2005 was $(0.3) million, or $(0.07) per common share (diluted), compared to $2.2 million, or $0.39 per common share (diluted), for the first six months of fiscal

2004.

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

Cash and cash equivalents decreased by $5.6 million during the first six months of fiscal 2005 compared to an increase of $3.0 million for the first six months of fiscal 2004.  Cash used in operations was $0.4 million for the first six months of fiscal 2005, compared to cash provided by operations of $9.2 million for the first six months of fiscal 2004, a decrease of $9.5 million.  This decrease in cash provided by operations was primarily the result of an increase in the amount of cash used to increase operating working capital, especially inventory, to support our sales growth and new initiatives with Kohl’s and Sears.  During the first six months of fiscal 2004, we used our cash provided by operations primarily to pay for capital expenditures.  During the first six months of fiscal 2005, we paid for our capital expenditures through the utilization of proceeds from sale of short-term investments as well as utilizing a portion of our cash and cash equivalents.

For the first six months of fiscal 2005, we spent $11.9 million on capital expenditures, including $9.3 million for leasehold improvements, fixtures and equipment principally for new store facilities, as well as improvements to existing stores, and $2.6 million for our distribution and corporate facilities and information systems. This compares to $9.2 million in capital expenditures for the first six months of fiscal 2004, of which $7.2 million was spent for new store facilities and improvement to existing stores and retail locations, and $2.0 million for our distribution and corporate facilities and information systems.  The increase in capital expenditures was primarily due to increased expenditures compared to last year for new store openings, primarily due to multi-brand store openings, as well as increased expenditures for store relocations and expansions, and improvements to existing stores.

On March 5, 2003, our Board of Directors approved a share repurchase program under which we were authorized to repurchase up to $10.0 million of our outstanding common stock from time to time in private transactions or on the open market through March 4, 2005, the expiration date of the share repurchase program.  As of March 31, 2005, we had repurchased and retired 142,269 shares in the aggregate pursuant to this program at a total cost of $3.2 million, at an average cost of $22.79 per share.  No repurchases were made during the six months ended March 31, 2005.  The indenture governing the New Senior Notes and the terms of both our former and new credit facilities contain restrictions that place limits on certain payments by us, including payments to repurchase shares of our common stock.  Our repurchases of common stock have been made in compliance with all restrictions under the indenture governing the New Senior Notes and the terms of both the former and new credit facilities (see below).

On October 15, 2004, we entered into a new five-year $60.0 million senior secured revolving credit facility (the “New Credit Facility”) which replaced our former $60 million credit facility. The New Credit Facility will mature on October 15, 2009. There are no financial covenant requirements under the New Credit Facility unless either (i) Excess Availability (as defined in the agreement) falls below $10 million, or (ii) average Financial Covenant Adjusted Availability (as defined in the agreement) for any calendar month is less than $15 million. If either of the events in items (i) or (ii) above occurs, we would be required to meet a certain minimum fixed charge coverage ratio (which increases from 1.00x during the first two years of the New Credit Facility to 1.10x during the fifth year of the New Credit Facility).  During the period of time that the New Credit Facility was outstanding during the first six months of fiscal 2005, we exceeded the requirements for Excess Availability and Financial Covenant Adjusted Availability.

As of March 31, 2005, outstanding borrowings under the New Credit Facility consisted of no direct borrowings and $7.4 million in letters of credit, with available borrowings of $52.6 million.  Our average level of direct borrowings under our credit facility was $2.6 million for the first six months of fiscal 2005, compared to no direct borrowings under our credit facility during fiscal 2004.  We expect that we will have direct borrowings under our New Credit Facility during certain periods of fiscal 2005, reflecting seasonal variations in cash flow.

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

Inventories. We value our inventories, which consist primarily of maternity apparel, at the lower of cost or market. Cost is determined on the first-in, first-out method (FIFO) and includes the cost of merchandise, freight, duty, agent commissions and broker fees. A periodic review of inventory quantities on hand is performed in order to determine if inventory is properly valued at the lower of cost or market. Factors related to current inventories such as future consumer demand and fashion trends, current aging, current analysis of merchandise based on receipt date, current and anticipated retail markdowns or wholesale discounts, and class or type of inventory are analyzed to determine estimated net realizable values.  Criteria utilized by the Company to quantify aging trends include factors such as the amount of merchandise received within the past twelve months, merchandise received more than one year before with quantities on-hand in excess of 12 months of sales, and merchandise currently selling below cost.  A provision is recorded to reduce the cost of inventories to the estimated net realizable values, if required. Inventories as of March 31, 2005 and September 30, 2004 totaled $107.5 million and $92.7 million, respectively, representing approximately 38.6% and 34.2% of total assets, respectively. Given the significance of inventories to our consolidated financial statements, the determination of net realizable values is considered to be a critical accounting estimate. Any significant unanticipated changes in the factors noted above could have a significant impact on the value of our inventories and our reported operating results.

Long-Lived Assets.  Our long-lived assets consist principally of store leasehold improvements and are included in the “Property, Plant and Equipment, net” line item in our consolidated balance sheets. These long-lived assets are recorded at cost and are amortized using the straight-line method over the shorter of the lease term or their estimated useful life.  Net property, plant and equipment as of March 31, 2005 and September 30, 2004 totaled $81.1 million and $77.9 million, respectively, representing approximately 29.1% and 28.8% of total assets, respectively.

In assessing potential impairment of these assets, we periodically evaluate the historical and forecasted operating results and cash flows on a store-by-store basis. Newly-opened stores may take time to generate positive operating and cash flow results. Factors such as (i) store type, that is, company store or leased department, (ii) store concept, that is, Motherhood, Mimi Maternity, A Pea in the Pod or Destination Maternity, (iii) store location, for example, urban area versus suburb, (iv) current marketplace awareness of our brands, (v) local customer demographic data, (vi) anchor stores within the malls in which our stores are located and (vii) current fashion trends are all considered in determining the time frame required for a store to achieve positive financial results, which is assumed to be within two years from the date a store location is opened.  If economic conditions are substantially different from our expectations, the carrying value of certain of our long-lived assets may become impaired.  As a result of our impairment assessment, we recorded write-downs of long-lived assets of $1.3 million for the first six months of fiscal 2005, and $0.2 million for the first six months of fiscal 2004.

Goodwill.  The purchase method of accounting for business combinations requires the use of estimates and judgments to allocate the purchase price paid for acquisitions to the fair value of the net tangible and identifiable intangible assets.  Goodwill represents the excess of the aggregate purchase price over the fair value of net assets acquired in business combinations and is separately disclosed in our consolidated balance sheets.  As of both March 31, 2005 and September 30, 2004, goodwill totaled $50.4 million, representing approximately 18.1% and 18.6%, respectively, of total assets.  In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill no longer be amortized, but instead be tested for impairment at least annually or as impairment indicators arise.

The impairment test requires us to compare the fair value of business reporting units to their carrying value, including assigned goodwill.  In assessing potential impairment of goodwill, we have determined that we have one reporting unit for purposes of applying SFAS No. 142 based on our reporting structure. The fair value of our single reporting unit is determined based on the fair market value of our outstanding common stock on a control basis. The factors taken into account in determining the fair market value of our outstanding common stock on a control basis are: (i) the trading value of our outstanding common stock on an established public market, and (ii) the premium over the trading price of our outstanding common stock that an investor would pay for a control ownership interest in our Company, as determined through a third party evaluation. The carrying value of our single reporting unit, expressed on a per share basis, is represented by our book value per share of outstanding common stock. We performed the initial adoption impairment test in early fiscal 2002. The results of the initial impairment test and the annual impairment test performed as of September 30, 2004, 2003 and 2002 indicated the fair value of the reporting unit exceeded the carrying value.  As of September 30, 2004, our book value was $12.08 per share of outstanding common stock and the closing trading price of our common stock was $14.50 per share. If the fair value of our outstanding common stock on a control basis were less than $12.08 per share on September 30, 2004, our goodwill would have become impaired.

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

The temporary differences between the book and tax treatment of income and expenses result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income. Actual results could differ from this assessment if adequate taxable income is not generated in future periods. As of March 31, 2005 and September 30, 2004, net deferred tax assets totaled $18.3 million and $18.0 million, respectively, representing approximately 6.6% and 6.6%, respectively, of total assets. To the extent we believe that recovery of the deferred tax assets is not more likely than not, we must establish a valuation allowance. To the extent we establish a valuation allowance or change the allowance in a period, income tax expense will be impacted.

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

New Accounting Pronouncements

SFAS No. 123(R).  In December 2004, the FASB revised SFAS No. 123 by issuing SFAS No. 123(R), “Share-Based Payment.”  SFAS No. 123(R) replaces SFAS No. 123 and APB Opinion No. 25 and establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services.  SFAS No. 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements, measured by the fair value of the equity or liability instruments issued, and is effective as of the first reporting period of the fiscal year that begins after June 15, 2005 for public entities that do not file as small business issuers.  The fair value-based method of SFAS No. 123 is similar in most respects to the fair value-based method under SFAS No. 123(R); however, certain transition rules of SFAS No. 123(R) may affect the impact on our consolidated financial position or results of operations.  Such impact, if any, on our consolidated financial position or results of operations has not yet been determined.  We are currently evaluating the provisions of SFAS No. 123(R) and plans to adopt it in the first quarter of Fiscal 2006.

Forward-Looking Statements

Some of the information in this report, including the information incorporated by reference (as well as information included in oral statements or other written statements made or to be made by us), contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements involve a number of risks and uncertainties. A number of factors could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, but are not limited to: lease accounting and restatements of historical financial statements, the success of our new business initiatives, future sales trends in our existing store base, changes in consumer spending patterns, raw material price increases, consumer preferences and overall economic conditions, the impact of competition and pricing, availability of suitable store locations, continued availability of capital and financing, ability to hire and develop senior management and sales associates, ability to develop and source merchandise, ability to receive production from foreign sources on a timely basis, potential stock repurchases, potential debt repurchases, war or acts of terrorism and other factors referenced in our Annual Report on Form 10-K, including those set forth under the caption “Risk Factors.”

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

As of March 31, 2005, the principal components of our debt portfolio were the $125.0 million of New Senior Notes and the $60.0 million credit facility, both of which are denominated in U.S. dollars.  The fair value of the debt portfolio is referred to as the “debt value.”  The New Senior Notes bear interest at a fixed rated of 11¼%.  Although a change in market interest rates would not affect the interest incurred or cash flow related to this fixed rate portion of the debt portfolio, the debt value would be affected.

Our revolving credit facility carries a variable interest rate that is tied to market indices.  As of March 31, 2005, we had no direct borrowings and $7.4 million of letters of credit outstanding under our credit facility.  Borrowings under the credit facility would have borne interest at a rate between approximately 4.1% and 5.8% per annum as of March 31, 2005.  Any future borrowings under the credit facility would, to the extent of outstanding borrowings, be affected by changes in market interest rates. A change in market interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the value of the financial instrument.

The sensitivity analysis as it relates to the fixed rate portion of our debt portfolio assumes an instantaneous 100 basis point move in interest rates from their levels as of March 31, 2005, with all other variables held constant.  A 100 basis point increase in market interest rates would result in a decrease in the value of the debt by approximately $4.8 million as of March 31, 2005.  A 100 basis point decline in market interest rates would cause the debt value to increase by approximately $5.0 million as of March 31, 2005.

Based on the variable rate debt included in our debt portfolio as of March 31, 2005, a 100 basis point increase in interest rates would result in additional interest incurred for the year of less than $0.1 million. A 100 basis point decrease in interest rates would correspondingly lower our interest expense for the year by less than $0.1 million.

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

In connection with our preparation of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, after consultation with the Company’s independent registered public accounting firm, KPMG LLP, we implemented changes to our method of accounting for leases, including our method of accounting for tenant improvement allowances, rent expense during store build-out periods (rent holidays), and amortization of leasehold improvements.  These changes are consistent with the views expressed by the Office of the Chief Accountant of the SEC on February 7, 2005 in a letter to the American Institute of Certified Public Accountants and other recent interpretations regarding certain operating lease accounting issues and their application under generally accepted accounting principles.   Because of these changes in our lease accounting practices, we concluded that we had a material weakness in the effectiveness of controls over the selection and monitoring of appropriate practices used in accounting for leases during the quarter.   During the quarter ended March 31, 2005, we remediated the material weakness in internal control and the ineffectiveness of our disclosure controls and procedures by conducting a review of our lease accounting practices, establishing new lease-related accounting policies, and correcting our method of accounting for tenant improvement allowances, rent holidays and amortization of leasehold improvements.  As a result, our Chief Executive Officer and Chief Financial Officer each concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2005.

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31,

2005.  In performing this evaluation, we considered the foregoing changes in our method of accounting for leases, as well as the remediation activities described above.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2005, these controls and procedures were effective.

On May 5, 2005, the Audit Committee of our Board of Directors concluded that a restatement of the Company’s historical financial statements was necessary to correct errors resulting from our prior method of accounting for leases.   Therefore, we will file amendments to our Annual Report on Form 10-K for the year ended September 30, 2004 and our Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004 to restate the financial statements included in those reports in order to reflect the revisions in the presentation of our lease accounting.   The restatements involve only non-cash adjustments and will not have any impact on our previously reported sales, comparable store sales or our compliance with any financial covenant under our revolving credit facility or other debt instruments.

(b) Change in Internal Controls.   Other than changes to our lease accounting practices noted above, there have been no changes in internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the fiscal quarter ended March 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

On January 12, 2005, a purported class action was filed against us in the United States District Court for the District of Connecticut.  The complaint alleges that, under applicable federal and state law, certain former and current employees should have received overtime compensation.  The plaintiffs in this case are seeking unspecified actual damages, penalties and attorneys’ fees. At this stage in these proceedings, we are unable to predict the outcome of this case, which we are vigorously defending.  We are engaged in efforts to resolve these claims.  We understand that similar proceedings have been brought against other retail companies.

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

Item 6.  Exhibits

Exhibit No.	Description

10.1	Description of the Company’s Non-Employee Directors Compensation Policy.
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Executive Vice President-Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Executive Vice President-Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Incorporated by reference.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOTHERS WORK, INC.

Date: May 16, 2005	By:	/s/ DAN W. MATTHIAS
Dan W. Matthias
Chairman of the Board and Chief Executive Officer

Date: May 16, 2005	By:	/s/ EDWARD M. KRELL
Edward M. Krell
Executive Vice President— Chief Financial Officer