Form 10-Q
period 2005-06-30
MOTHERS WORK INC
filed 2005-08-09
CIK 896985

United States
Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

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

Common Stock, $.01 par value — 5,260,535 shares outstanding as of August 4, 2005

MOTHERS WORK, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

MOTHERS WORK, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	June 30, 2005	September 30, 2004
		(As Restated See Note 2)
ASSETS
Current Assets:
Cash and cash equivalents	$8,708	$8,467
Short-term investments	—	6,400
Trade receivables, net	6,471	2,911
Inventories	111,758	92,743
Deferred income taxes	4,704	4,660
Prepaid expenses and other current assets	3,581	7,215
Total Current Assets	135,222	122,396
Property, Plant and Equipment, net	79,515	78,462
Assets Held for Sale	1,200	1,200
Other Assets:
Goodwill	50,389	50,389
Deferred financing costs, net of accumulated amortization of $1,694 and $1,267	3,859	3,665
Other intangible assets, net of accumulated amortization of $2,484 and $2,476	933	946
Deferred income taxes	13,605	13,317
Other non-current assets	493	995
Total Other Assets	69,279	69,312
Total Assets	$285,216	$271,370

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Line of credit borrowings	$—	$—
Current portion of long-term debt	728	288
Accounts payable	23,351	19,779
Accrued expenses and other current liabilities	38,286	34,496
Total Current Liabilities	62,365	54,563
Long-Term Debt	128,367	127,629
Deferred Rent and Other Non-Current Liabilities	25,905	26,275
Total Liabilities	216,637	208,467

Commitments and Contingencies (Note 10)

Stockholders’ Equity:
Preferred Stock, 2,000,000 shares authorized
Series A cumulative convertible preferred stock, $.01 par value; 41,000 shares authorized, none outstanding	—	—
Series B junior participating preferred stock, $.01 par value; 300,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value; 20,000,000 shares authorized, 5,259,355 and 5,207,081 shares issued and outstanding, respectively	53	52
Additional paid-in capital	63,076	62,565
Retained earnings	5,450	286
Total Stockholders’ Equity	68,579	62,903
Total Liabilities and Stockholders’ Equity	$285,216	$271,370

The accompanying notes are an integral part of these Consolidated Financial Statements.

MOTHERS WORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
		(As Restated See Note 2)		(As Restated See Note 2)
Net sales	$152,740	$139,558	$426,390	$397,056
Cost of goods sold	70,597	60,798	203,621	182,189
Gross profit	82,143	78,760	222,769	214,867
Selling, general and administrative expenses	69,323	63,687	202,911	188,748
Operating income	12,820	15,073	19,858	26,119
Interest expense, net	3,779	3,688	11,391	11,081
Income before income taxes	9,041	11,385	8,467	15,038
Income tax provision	3,532	4,567	3,303	6,054
Net income	$5,509	$6,818	$5,164	$8,984

Income per share—Basic	$1.05	$1.31	$0.99	$1.72
Average shares outstanding—Basic	5,253	5,201	5,235	5,215
Income per share—Diluted	$1.03	$1.24	$0.96	$1.62
Average shares outstanding—Diluted	5,372	5,480	5,373	5,530

The accompanying notes are an integral part of these Consolidated Financial Statements.

MOTHERS WORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended June 30,
	2005	2004
		(As Restated See Note 2)
Cash Flows from Operating Activities
Net income	$5,164	$8,984
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	11,543	10,487
Loss on impairment of long-lived assets	1,773	507
Loss on disposal of assets	673	328
Accretion of discount on senior notes	123	110
Deferred income tax benefit	(332)	(498)
Tax benefit of stock option exercises	100	225
Amortization of deferred financing costs	427	306
Provision for deferred rent	356	2,463
Other	—	194
Changes in assets and liabilities:
Decrease (increase) in —
Trade receivables	(2,089)	(766)
Inventories	(19,015)	(3,942)
Prepaid expenses and other current assets	3,732	1,125
Increase in —
Accounts payable, accrued expenses and other current liabilities	6,430	1,537
Net cash provided by operating activities	8,885	21,060
Cash Flows from Investing Activities
Proceeds from sale of short—term investments	13,400	27,375
Purchase of short-term investments	(7,000)	(38,275)
Capital expenditures	(15,281)	(14,371)
Purchase of intangible assets	(162)	(22)
Net cash used in investing activities	(9,043)	(25,293)

Cash Flows from Financing Activities
Increase in cash overdrafts	1,364	5,345
Repayment of long-term debt	(383)	(115)
Repurchase of common stock	—	(1,775)
Payout of redeemed Series A Preferred Stock	(373)	(1,363)
Deferred financing costs	(621)	—
Proceeds from exercise of stock options	412	244
Net cash provided by financing activities	399	2,336
Net Increase (Decrease) in Cash and Cash Equivalents	241	(1,897)
Cash and Cash Equivalents, Beginning of Period	8,467	15,731
Cash and Cash Equivalents, End of Period	$8,708	$13,834

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$7,345	$7,256
Cash paid for income taxes	$1,785	$2,820
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Purchase of equipment under capital lease obligations	$1,438	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

MOTHERS WORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005

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

2.     RESTATEMENT OF FINANCIAL STATEMENTS

In May 2005, the Company completed a review of its historical lease accounting methods to determine whether these methods were in accordance with the views expressed by the Office of the Chief Accountant of the Securities and Exchange Commission (“SEC”) on February 7, 2005 in a letter to the American Institute of Certified Public Accountants and other recent interpretations regarding certain operating lease accounting issues and their application under accounting principles generally accepted in the United States of America (“GAAP”).  As a result of the Company’s review, it has determined that, with regard to its method of accounting for leases, its historical methods of accounting for rent holidays and tenant improvement allowances, and of determining the amortization period for leasehold improvements for certain leased properties, were not in accordance with GAAP.  As a result, on May 10, 2005, the Company filed a Current Report on Form 8-K with the SEC announcing its decision to restate the previously issued consolidated financial statements contained in its Annual Report on Form 10-K for the year ended September 30, 2004 and the Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004  (the “Restatement”).

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

Tenant Improvement Allowances.  The Company has historically accounted for tenant improvement allowances as reductions to the related leasehold improvements in its consolidated balance sheets and as reductions of capital expenditures in investing activities in its consolidated statements of cash flows.  The Company has now determined that allowances should be recorded as deferred rent liabilities in its consolidated balance sheets and as a component of operating activities in its consolidated statements of cash flows.

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

The primary effects of the corrections are:  (i) to accelerate the rent expense on properties the Company occupied before payment of rents was required (rent holidays); (ii) to increase depreciation and amortization expense and decrease store occupancy expense (both of which are components of selling, general and administrative expenses) to reflect the proper accounting for tenant improvement allowances; and (iii) to accelerate the amortization of leasehold improvements on those leased properties where the lease term is shorter than the estimated useful economic life of those assets.  The cumulative effect of these accounting changes is a reduction to retained earnings of $2,533,000 as of the beginning of fiscal 2004 and incremental decreases to retained earnings of $834,000 and $304,000 for fiscal 2004 and the first quarter of fiscal 2005, respectively.  The Restatement decreased reported diluted earnings per share by $0.15 and $0.06, respectively, for fiscal 2004 and the first quarter of fiscal 2005.

The consolidated financial statements included in this Form 10-Q have been restated to reflect the adjustments described above.  The following is a summary of the impact of the Restatement on (i) the consolidated balance sheet as of September 30, 2004, (ii) the consolidated statements of operations for the three and nine months ended June 30, 2004 and (iii) the consolidated statement of cash flows for the nine months ended June 30, 2004:

(in thousands, except per share amounts)

CONSOLIDATED BALANCE SHEET *

	September 30, 2004
	As Reported	Adjustments	As Restated
Property, Plant and Equipment, net	$60,288	$18,174	$78,462
Deferred Income Taxes – Non-Current	11,504	1,813	13,317
Total Other Assets	67,499	1,813	69,312
Total Assets	251,383	19,987	271,370

Accrued Expenses and Other Current Liabilities	30,561	3,935	34,496
Total Current Liabilities	50,628	3,935	54,563
Deferred Rent and Other Non-Current Liabilities	6,856	19,419	26,275
Total Liabilities	185,113	23,354	208,467
Retained Earnings	3,653	(3,367)	286
Total Stockholders’ Equity	66,270	(3,367)	62,903
Total Liabilities and Stockholders’ Equity	251,383	19,987	271,370

CONSOLIDATED STATEMENTS OF OPERATIONS *

	Three Months Ended June 30, 2004			Nine Months Ended June 30, 2004
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Selling, general and administrative expenses	$63,421	$266	$63,687	$187,971	$777	$188,748
Operating income	15,339	(266)	15,073	26,896	(777)	26,119
Income before income taxes	11,651	(266)	11,385	15,815	(777)	15,038
Income tax provision	4,660	(93)	4,567	6,326	(272)	6,054
Net income	6,991	(173)	6,818	9,489	(505)	8,984
Income per share—Basic	1.34	(0.03)	1.31	1.82	(0.10)	1.72
Income per share—Diluted	1.28	(0.04)	1.24	1.72	(0.10)	1.62

CONSOLIDATED STATEMENT OF CASH FLOWS *

	Nine Months Ended June 30, 2004
	As Reported	Adjustments	As Restated
Cash Flows from Operating Activities
Net income	$9,489	$(505)	$8,984
Depreciation and amortization	7,509	2,978	10,487
Loss on impairment of long-lived assets	470	37	507
Loss on disposal of assets	381	(53)	328
Deferred income tax benefit	(226)	(272)	(498)
Provision for (reversal of) deferred rent	457	2,006	2,463
Net cash provided by operating activities	16,869	4,191	21,060
Cash Flows from Investing Activities
Capital expenditures	(10,180)	(4,191)	(14,371)
Net cash used in investing activities	(21,102)	(4,191)	(25,293)

* The tables include only those line items which have changed as a result of the Restatement.

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

The following table summarizes the Basic EPS and Diluted EPS calculations (in thousands, except per share amounts):

	Three Months Ended June 30, 2005			Three Months Ended June 30, 2004
				(As Restated-See Note 2)
	Net Income	Shares	EPS	Net Income	Shares	EPS
Basic EPS	$5,509	5,253	$1.05	$6,818	5,201	$1.31
Incremental shares from the assumed exercise of outstanding stock options and warrants	—	119	(0.02)	—	279	(0.07)

Diluted EPS	$5,509	5,372	$1.03	$6,818	5,480	$1.24

	Nine Months Ended June 30, 2005			Nine Months Ended June 30, 2004
				(As Restated-See Note 2)
	Net Income	Shares	EPS	Net Income	Shares	EPS
Basic EPS	$5,164	5,235	$0.99	$8,984	5,215	$1.72
Incremental shares from the assumed exercise of outstanding stock options and warrants	—	138	(0.03)	—	315	(0.10)

Diluted EPS	$5,164	5,373	$0.96	$8,984	5,530	$1.62

For the three months ended June 30, 2005 and 2004, options to purchase 420,250 and 436,350 shares, respectively, were excluded from the calculation of Diluted EPS as their effect would have been antidilutive.  For the nine months ended June 30, 2005 and 2004, options to purchase 455,933 and 328,250 shares, respectively, were excluded from the calculation of Diluted EPS as their effect would have been antidilutive.  These options and warrants could potentially dilute EPS in the future.

4.     STOCK-BASED COMPENSATION

The Company follows the intrinsic value method of accounting for stock-based employee compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  The following table illustrates the effect on net income and earnings per share if the Company had accounted for its stock option plans using the fair value method of accounting under SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.”  In December 2004, the FASB revised SFAS No. 123, by issuing SFAS 123(R), “Share-Based Payment” (see Note 8).

		Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands, except per share amounts):		2005	2004	2005	2004
			(As Restated- See Note 2)		(As Restated- See Note 2)
Net income, as reported		$5,509	$6,818	$5,164	$8,984
Deduct:	Total stock-based employee compensation expense determined under the fair value-based method for all grants, net of tax	(270)	(251)	(1,436)	(1,153)
Pro forma net income		$5,239	$6,567	$3,728	$7,831

Basic EPS:
As reported		$1.05	$1.31	$0.99	$1.72
Pro forma		$1.00	$1.26	$0.71	$1.50

Diluted EPS:
As reported		$1.03	$1.24	$0.96	$1.62
Pro forma		$0.98	$1.21	$0.69	$1.42

Pro forma Diluted EPS is computed by dividing pro forma net income by the pro forma weighted average number of shares outstanding after giving effect to the potential dilution from the exercise of securities, such as stock options and warrants, into shares of common stock as if those securities were exercised as of the beginning of the period presented.

During the three and nine months ended June 30, 2005, options to acquire a total of 21,000 and 349,050 shares of the Company’s common stock, respectively, were granted to certain employees and non-employee directors for the purchase of the Company’s common stock at prices not less than the fair market value of the Company’s common stock on the date of grant.  For the three and nine month periods ended June 30, 2004, the stock options granted to certain employees and non-employee directors for the purchase of the Company’s common stock were 10,000 and 198,000, respectively.

The weighted average fair value of the options granted during the three and nine months ended June 30, 2005 was estimated at $8.41 and $8.78 per share, respectively.  For the three and nine month periods ended June 30, 2004, the weighted average fair value of options granted during those periods was estimated at $15.14 and $16.25 per share, respectively.  The weighted average fair value is calculated based on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Dividend yield	None	None	None	None
Expected price volatility	60.9%	60.7%	60.9%	61.7%
Risk-free interest rates	3.9%	4.5%	4.0%	3.8%
Expected lives	8.0 years	8.0 years	8.0 years	8.0 years

5.     INVENTORIES

Inventories were comprised of the following (in thousands):

	June 30, 2005	September 30, 2004
Finished goods	$101,147	$81,428
Work-in-progress	3,263	3,317
Raw materials	7,348	7,998
	$111,758	$92,743

6.     ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities were comprised of the following (in thousands):

	June 30, 2005	September 30, 2004
Salaries, wages, and employee benefits	$7,398	$8,944
Income taxes payable	3,341	1,344
Interest	5,901	2,358
Deferred rent	3,875	3,935
Sales taxes	2,434	2,458
Insurance	2,545	2,425
Rent	622	608
Audit and legal	2,643	1,671
Reserves recorded in the iMaternity acquisition (Note 7)	332	850
Remaining payout for redemption of Series A Preferred Stock	679	1,052
Accrued store construction costs	412	1,514
Gift certificates and store credits	3,216	2,586
Other	4,888	4,751
	$38,286	$34,496

Interest payments on the Company’s $125.0 million, 11 1/4 % senior notes due 2010 (the “New Senior Notes”).

7.     iMATERNITY ACQUISITION EXIT/RESTRUCTURING ACTIVITY

The Company acquired eSpecialty Brands, LLC (“iMaternity”) on October 17, 2001 (the “Acquisition Date”).  The iMaternity manufacturing and warehousing operations in Costa Rica have been shut down and are being marketed for sale.  The carrying value of the Costa Rican facilities was recorded at the estimated realizable value as of the Acquisition Date, which was determined based on a market survey received from an independent third party, less estimated selling costs, and is classified as “Assets Held for Sale” in the accompanying consolidated balance sheets.  In July 2004, the Company received an updated market survey from an independent third party, which survey continued to support the carrying value of the Costa Rican facilities.

As of June 30, 2005, the remaining iMaternity acquisition reserves consisted of: (a) a severance reserve outstanding of $250,000 that reflects the remainder of a non-compete and severance arrangement with a former executive of iMaternity that is payable ratably on a monthly basis through September 2006; and (b) the reserve for exit costs of $82,000 that is principally for the expected costs related to the Costa Rican facilities.

A summary of the reserves recorded in connection with the iMaternity acquisition exit/restructuring activities as of September 30, 2004 and the activity for the nine months ended June 30, 2005 is as follows (in thousands):

	Balance as of September 30, 2004	Charges	Balance as of June 30, 2005
Lease termination fees	$249	$(249)	$—
Severance	400	(150)	250
Exit and other costs	201	(119)	82
	$850	$(518)	$332

8.     NEW ACCOUNTING PRONOUNCEMENTS

SFAS No. 123(R).  In December 2004, the FASB revised SFAS No. 123 by issuing SFAS No. 123(R), which replaces SFAS No. 123 and APB Opinion No. 25, and establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services.  SFAS No. 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements, measured by the fair value of the equity or liability instruments issued, and is effective as of the first reporting period of the fiscal year that begins after June 15, 2005 for public entities that do not file as small business issuers.  The fair value-based method of SFAS No. 123 is similar in most respects to the fair value-based method under SFAS No. 123(R), however, certain transition rules of SFAS No. 123(R) may affect the impact on the Company’s consolidated financial position or results of operations.  Such impact, if any, on the Company’s consolidated financial position or results of operations has not yet been determined.  The Company is currently evaluating the provisions of SFAS No. 123(R) and will adopt it in the first quarter of fiscal 2006.

9.     GUARANTOR SUBSIDIARIES

Pursuant to the terms of the indenture relating to the New Senior Notes, each of the domestic subsidiaries of Mothers Work, Inc. (the “Guarantor Subsidiaries”) has jointly and severally provided an unconditional guarantee of the obligations of Mothers Work with respect to the New Senior Notes.  There are no restrictions on any of the assets of the Guarantor Subsidiaries which would limit their ability to transfer funds to Mothers Work in the form of loans, advances or cash dividends, except as provided by applicable law.  None of the Company’s foreign subsidiaries (the “Non-Guarantor Subsidiaries”) have guaranteed the New Senior Notes.  The condensed consolidating financial information for the Company, the Guarantor Subsidiaries, and the Non-Guarantor Subsidiaries as of and for the nine months ended June 30, 2005 as presented below has been prepared from the books and records maintained by the Guarantor Subsidiaries and the Company.  The condensed financial information may not necessarily be indicative of the results of operations or financial position had the Guarantor Subsidiaries operated as independent entities.  Certain intercompany revenues and expenses are eliminated in consolidation.  As a result of this activity, an amount due to/due from parent will exist at any time.

Mothers Work, Inc.

Condensed Consolidating Balance Sheet

June 30, 2005

(in thousands)

(unaudited)

	Mothers Work (Parent Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries (Foreign Operations)	Consolidating Eliminations	Mothers Work Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$8,281	$24	$403	$—	$8,708
Trade receivables, net	6,409	—	62	—	6,471
Inventories	109,684	—	2,074	—	111,758
Deferred income taxes	4,704	—	—	—	4,704
Prepaid expenses and other current assets	3,581	—	—	—	3,581
Total Current Assets	132,659	24	2,539	—	135,222
Property, Plant and Equipment, net	76,729	—	2,786	—	79,515
Assets Held for Sale	—	—	1,200	—	1,200
Other Assets	69,278	1	—	—	69,279
Investments in and Advances to (from) Affiliates	(2,999)	237,088	(3,355)	(230,734)	—
Total Assets	$275,667	$237,113	$3,170	$(230,734)	$285,216

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Line of credit borrowings	$—	$—	$—	$—	$—
Current portion of long-term debt	728	—	—	—	728
Accounts payable	23,318	33	—	—	23,351
Accrued expenses and other current liabilities	29,778	7,611	897	—	38,286
Total Current Liabilities	53,824	7,644	897	—	62,365
Long-Term Debt	128,367	—	—	—	128,367
Deferred Rent and Other Non-Current Liabilities	24,897	—	1,008	—	25,905
Total Liabilities	207,088	7,644	1,905	—	216,637

Total Stockholders’ Equity	68,579	229,469	1,265	(230,734)	68,579
Total Liabilities and Stockholders’ Equity	$275,667	$237,113	$3,170	$(230,734)	$285,216

Mothers Work, Inc.

Consolidating Statement of Operations

For the Nine Months Ended June 30, 2005

(in thousands)

(unaudited)

	Mothers Work (Parent Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries (Foreign Companies)	Consolidating Eliminations	Mothers Work Consolidated
Net sales	$416,183	$22,262	$10,207	$(22,262)	$426,390
Cost of goods sold	199,022	—	4,599	—	203,621
Gross profit	217,161	22,262	5,608	(22,262)	222,769
Selling, general and administrative expenses	220,596	208	4,369	(22,262)	202,911
Operating income (loss)	(3,435)	22,054	1,239	—	19,858
Interest income (expense), net	(21,045)	9,654	—	—	(11,391)
Equity in earnings of subsidiaries	32,947	—	—	(32,947)	—
Income before income taxes	8,467	31,708	1,239	(32,947)	8,467
Income tax provision	3,303	11,098	483	(11,581)	3,303
Net income	$5,164	$20,610	$756	$(21,366)	$5,164

Mothers Work, Inc.

Consolidating Cash Flow Statement

For the Nine Months Ended June 30, 2005

(in thousands)

(unaudited)

	Mothers Work (Parent Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries (Foreign Companies)	Consolidating Eliminations	Mothers Work Consolidated
Cash Flows from Operating Activities:
Net income	$5,164	$20,610	$756	$(21,366)	$5,164
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	11,179	—	364	—	11,543
Loss on impairment of long-lived assets	1,773	—	—	—	1,773
Loss on disposal of assets	673	—	—	—	673
Accretion of discount on senior notes	123	—	—	—	123
Deferred income tax benefit	(332)	—	—	—	(332)
Tax benefit of stock option exercises	100	—	—	—	100
Amortization of deferred financing costs	427	—	—	—	427
Provision for deferred rent	162	—	194	—	356
Changes in assets and liabilities:
Decrease (increase) in—
Trade receivables	(2,072)	—	(17)	—	(2,089)
Inventories	(18,655)	—	(360)	—	(19,015)
Prepaid expenses and other current assets	3,732	—	—	—	3,732
Investments in and advances to (from) affiliates	967	(21,936)	(397)	21,366	—
Increase in—
Accounts payable, accrued expenses and other current liabilities	4,590	1,306	534	—	6,430
Net cash provided by (used in) operating activities	7,831	(20)	1,074	—	8,885
Cash Flows from Investing Activities:
Proceeds from sale of short-term investments	13,400	—	—	—	13,400
Purchase of short-term investments	(7,000)	—	—	—	(7,000)
Capital expenditures	(13,613)	—	(1,668)	—	(15,281)
Purchase of intangible assets	(162)	—	—	—	(162)
Net cash used in investing activities	(7,375)	—	(1,668)	—	(9,043)
Cash Flows from Financing Activities:
Increase in cash overdrafts	1,364	—	—	—	1,364
Repayment of long-term debt	(383)	—	—	—	(383)
Payout for redeemed Series A Preferred Stock	(373)	—	—	—	(373)
Deferred financing costs	(621)	—	—	—	(621)
Proceeds from exercise of stock options	412	—	—	—	412
Net cash provided by financing activities	399	—	—	—	399
Net Increase (Decrease) in Cash and Cash Equivalents	855	(20)	(594)	—	241
Cash and Cash Equivalents, Beginning of Period	7,426	44	997	—	8,467
Cash and Cash Equivalents, End of Period	$8,281	$24	$403	$—	$8,708

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

11.          SEGMENT AND ENTERPRISE WIDE DISCLOSURES

Operating Segment.  Under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” a company may be required to report segmented information about separately identifiable parts of its business, which both (i) meet the definition of an “operating segment” under SFAS No. 131, and (ii) exceed certain quantitative thresholds established in SFAS No. 131.  The Company has determined that its business is comprised of one operating segment: the design, manufacture and sale of maternity apparel and related accessories.  While the Company offers a wide range of products for sale, the substantial portion of its products are initially distributed through the same distribution facilities, many of the Company’s products are manufactured at common contract manufacturer production facilities, the Company’s products are marketed through a common marketing department, and these products are sold to a similar customer base, consisting of expectant mothers.

Geographic Information.  Information concerning the Company’s operations by geographic area are as follows (in thousands):

	Three Months Ended, June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Net Sales to Unaffiliated Customers
United States	$148,341	$137,388	$416,183	$391,802
Canada	$4,399	$2,170	$10,207	$5,254

	June 30, 2005	September 30, 2004
		(As Restated-See Note 2)
Long-Lived Assets
United States	$76,729	$76,980
Canada	$2,786	$1,482
Costa Rica	$1,200	$1,200

Major Customers.  For the periods presented, the Company did not have any one customer who represented more than 10% of its net sales.

12.          INTEREST EXPENSE, NET

Interest expense, net is comprised of the following:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Interest expense	$3,792	$3,741	$11,445	$11,203
Interest income	(13)	(53)	(54)	(122)
Interest expense, net	$3,779	$3,688	$11,391	$11,081

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Restatement of Prior Financial Information

In May 2005, we completed a review of our historical lease accounting methods to determine whether these methods were in accordance with the views expressed by the Office of the Chief Accountant of the Securities and Exchange Commission (“SEC”) on February 7, 2005 in a letter to the American Institute of Certified Public Accountants and other recent interpretations regarding certain operating lease accounting issues and their application under accounting principles generally accepted in the United States of America (“GAAP”).  As a result of our review, we determined that, with regard to our method of accounting for leases, our historical methods of accounting for rent holidays and tenant improvement allowances, and of determining the amortization period for leasehold improvements for certain leased properties, were not in accordance with GAAP.  As a result, on May 10, 2005, we filed a Current Report on Form 8-K with the SEC announcing our decision to restate the previously issued consolidated financial statements contained in our Annual Report on Form 10-K for the year ended September 30, 2004 and our Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004  (the “Restatement”).

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

Tenant Improvement Allowances. We historically accounted for tenant improvement allowances as reductions to the related leasehold improvements in our consolidated balance sheets and as reductions of capital expenditures in investing activities in our consolidated statements of cash flows.  We have now determined that allowances should be recorded as deferred rent liabilities in our consolidated balance sheets and as a component of operating activities in our consolidated statements of cash flows.

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

The primary effects of the corrections are:  (i) to accelerate the rent expense on properties we occupied before payment of rents was required (rent holidays); (ii) to increase depreciation and amortization expense and decrease store occupancy expense (both of which are components of selling, general and administrative expenses) to reflect the proper accounting for tenant improvement allowances; and (iii) to accelerate the amortization of leasehold improvements on those leased properties where the lease term is shorter than the estimated useful economic life of those assets.  The cumulative effect of these accounting changes is a reduction to retained earnings of $2.5 million as of the beginning of fiscal 2004 and incremental decreases to retained earnings of $0.8 million and $0.3 million for fiscal 2004 and the first quarter of fiscal 2005, respectively.  The Restatement decreased reported diluted earnings per share by $0.15 and $0.06, respectively, for fiscal 2004 and the first quarter of fiscal 2005.

The consolidated financial statements included in this Form 10-Q have been restated to reflect the adjustments described above.  See Note 2 of the Notes To Consolidated Financial Statements included in this Form 10-Q for a summary of the impact of the Restatement on (i) the consolidated balance sheet as of September 30, 2004, (ii) the consolidated statements of operations for the three and nine months ended June 30, 2004 and (iii) the consolidated statement of cash flows for the nine months ended June 30, 2004.

Results of Operations

The following tables set forth certain operating data as a percentage of net sales and as a percentage change for the three and nine months ended June 30:

	% of Net Sales (1)				% Period to Period Increase (Decrease)
					Three Months Ended June 30,	Nine Months Ended June 30,
	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	(As Restated- See Note 2) 2004	2005	(As Restated- See Note 2) 2004	2005 vs. 2004	2005 vs. 2004
Net sales	100.0%	100.0%	100.0%	100.0%	9.4%	7.4%
Cost of goods sold (2)	46.2	43.6	47.8	45.9	16.1	11.8
Gross profit	53.8	56.4	52.2	54.1	4.3	3.7
Selling, general and administrative expenses (3)	45.4	45.6	47.6	47.5	8.8	7.5
Operating income	8.4	10.8	4.7	6.6	(14.9)	(24.0)
Interest expense, net	2.5	2.6	2.7	2.8	2.5	2.8
Income before income taxes	5.9	8.2	2.0	3.8	(20.6)	(43.7)
Income tax provision	2.3	3.3	0.8	1.5	(22.7)	(45.4)
Net income	3.6%	4.9%	1.2%	2.3%	(19.2)%	(42.5)%

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

The following table sets forth certain information concerning the number of our stores and leased departments for the periods indicated:

	Three Months Ended
	June 30, 2005			June 30, 2004
Retail Locations	Stores	Leased Departments	Total Retail Locations	Stores	Leased Departments	Total Retail Locations
Beginning of period	869	728	1,597	877	155	1,032
Opened	5	10	15	23	71	94
Closed	(17)	(2)	(19)	(17)	—	(17)
End of period	857	736	1,593	883	226	1,109

	Nine Months Ended
	June 30, 2005			June 30, 2004
Retail Locations	Stores	Leased Departments	Total Retail Locations	Stores	Leased Departments	Total Retail Locations
Beginning of period	883	232	1,115	851	155	1,006
Opened	25	508	533	69	74	143
Closed	(51)	(4)	(55)	(37)	(3)	(40)
End of period	857	736	1,593	883	226	1,109

Our fiscal year ends on September 30.  All references in this discussion to our fiscal years refer to the fiscal year ended on September 30 in the year mentioned.  For example, our “fiscal 2005” will end on September 30, 2005.

Three Months Ended June 30, 2005 and 2004

Net Sales.  Our net sales for the third quarter of fiscal 2005 increased by 9.4%, or $13.2 million, to $152.7 million from $139.6 million for the third quarter of fiscal 2004.  The increase in net sales for the quarter was driven primarily by sales from our new Oh Baby! By Motherhood™ licensed arrangement with Kohl’s®, which began during the second quarter of fiscal 2005, and sales from the expansion of our Two Hearts™ Maternity collection to an additional 497 Sears® locations during late March 2005, bringing the total of our Sears maternity leased departments to 568 locations.  Comparable store sales for the third quarter of fiscal 2005 decreased by 1.9%, based on 978 locations, versus a comparable store sales decrease of 5.0% during the third quarter of fiscal 2004, based on 855 locations.  The decrease in comparable store sales in the third quarter of fiscal 2005 reflected the continued strong competitive pressures in the maternity apparel business, which included  an increasingly severe clearance environment towards the end of the third quarter and into the fourth quarter as competitors took significant markdowns to clear overstocked inventories of Spring product.

As of June 30, 2005, we operated a total of 857 stores and 1,593 total retail locations, compared to 883 stores and 1,109 total retail locations as of June 30, 2004.  As of June 30, 2005 our store total included 46 multi-brand stores, including 8 Destination Maternity superstores, with the remaining multi-brand stores predominantly under the Mimi Maternity brand.  In comparison, as of June 30, 2004, we operated 25 multi-brand stores, including one Destination Maternity superstore.  These multi-brand store figures exclude our A Pea in the Pod stores, which have traditionally carried a full line of both A Pea in the Pod and Mimi Maternity branded merchandise.  During the third quarter of fiscal 2005, we opened 10 leased department locations and 5 stores, including 3 multi-brand stores.  During this same period we closed 2 leased departments and 17 stores, with 4 of these store closings related to multi-brand store openings.

Gross Profit.  Our gross profit for the third quarter of fiscal 2005 increased by 4.3%, or approximately $3.3 million, to $82.1 million from $78.8 million for the third quarter of fiscal 2004, reflecting the increase in net sales, partially offset by a decrease in gross margin.  Gross profit as a percentage of net sales (gross margin) for the third quarter of fiscal 2005 decreased by approximately 2.6 percentage points of net sales to 53.8% from 56.4% for the third quarter of fiscal 2004.  The decrease in gross margin versus last year primarily reflects the planned lower gross margin associated with sales from our new licensed arrangement, as well as some impact, as compared to the prior year, from additional markdowns recognized to stimulate sales and reduce inventory levels at our retail locations.  We experienced an increasingly severe clearance environment towards the end of the third quarter and into the fourth quarter as competitors took significant markdowns to clear overstocked inventories of Spring product.

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses for the third quarter of fiscal 2005 increased by 8.8%, or $5.6 million, to $69.3 million from $63.7 million for the third quarter of fiscal 2004.  Compared to the third quarter of fiscal 2004, rent and related expenses for our retail locations, including sales-based payments for our leased departments, increased by $1.8 million, and employee wages and benefits for our retail locations increased by $1.7 million.  As a percentage of net sales, selling, general and administrative expenses decreased slightly to 45.4% for the third quarter of fiscal 2005 compared to 45.6% for the third quarter of fiscal 2004.  This decrease in the expense percentage resulted primarily from the favorable expense leverage from the addition of our licensed business and a continued sharp focus on expense control, partially offset by the unfavorable expense leverage resulting from our 1.9% decrease in comparable store sales, as well as increased legal expenses, increased charges for store asset impairments and store closings, and increased professional fees related to our Sarbanes-Oxley Section 404 compliance program.  We incurred impairment charges for write-downs of store long-lived assets of $0.6 million for the third quarter of fiscal 2005 versus $0.3 million for the third quarter of fiscal 2004, and incurred charges relating to store closings of $0.5 million for the third quarter of fiscal 2005 versus $0.3 million for the third quarter of fiscal 2004.

Operating Income.  Our operating income for the third quarter of fiscal 2005 decreased by 14.9%, or $2.3 million, to $12.8 million from $15.1 million for the third quarter of fiscal 2004, due to higher selling, general and administrative expenses, which more than offset the impact of increased sales volume and gross profit.  Operating income as a percentage of net sales (operating income margin) for the third quarter of fiscal 2005 decreased to 8.4% from 10.8% for the third quarter of fiscal 2004, primarily due to the adverse impact on operating income margin of our 1.9% decrease in comparable store sales, our  increased markdowns, and increased operating expenses for legal, store asset impairment and closing charges, and professional fees.

Interest Expense, Net.  Our net interest expense for the third quarter of fiscal 2005 increased by 2.5%, or $0.1 million, to $3.8 million from $3.7 million for the third quarter of fiscal 2004.  The increase in interest expense for the third quarter of fiscal 2005 resulted from the increased amortization expense of deferred financing costs related to our new credit facility entered into in October 2004, having lower invested balances of cash and short-term investments compared to last year, and having borrowings under our credit facility during a portion of the current year third quarter.  During the quarter ended June 30, 2005, our average level of direct borrowings under our credit facility was $1.2 million, but we did not have any direct borrowings under our credit facility as of June 30, 2005.  We did not have any direct borrowings under our credit facility during fiscal 2004.

Income Tax Provision.  Our income tax provision for the third quarter of fiscal 2005 reflects an effective tax rate of 39.1%.  This compares to a 40.1% effective tax rate provision for the third quarter of fiscal 2004.  Our effective tax rate for the full year fiscal 2004 was 40.8%.

Net Income.  Net income for the third quarter of fiscal 2005 was $5.5 million, or $1.03 per share (diluted), compared to $6.8 million, or $1.24 per share (diluted), for the third quarter of fiscal 2004.

Nine Months Ended June 30, 2005 and 2004

Net Sales.  Our net sales for the first nine months of fiscal 2005 increased 7.4%, a $29.3 million increase, to $426.4 million from $397.1 million for the first nine months of fiscal 2004.  The increase in net sales for the first nine months of fiscal 2005 was driven primarily by sales from our new Oh Baby! By Motherhood™ licensed arrangement, which began during the second quarter of fiscal 2005, and sales from the expansion of our Two Hearts™ Maternity collection to an additional 497 Sears® locations during late March 2005.  Comparable store sales for the first nine months of fiscal 2005 decreased by 3.1%, based on 846 locations, versus a comparable store sales decrease of 3.6% during the first nine months of fiscal 2004, based on 798 locations.  The decrease in comparable store sales in the first nine months of fiscal 2005 reflected the continued strong competitive pressures in the maternity apparel business.  For the first nine months of fiscal 2005, we opened 508 leased department locations and 25 stores, including 10 multi-brand stores, and closed 51 stores, with 21 of these store closings related to multi-brand store openings, including the opening of 4 Destination Maternity superstores.

Gross Profit.  Our gross profit for the first nine months of fiscal 2005 increased 3.7%, a $7.9 million increase, to $222.8 million compared to $214.9 million for the first nine months of fiscal 2004, reflecting the increase in net sales, partially offset by a decrease in gross margin.  Gross profit as a percentage of net sales for the first nine months of fiscal 2005 decreased by 1.9 percentage points of net sales to 52.2% from 54.1% for the first nine months of fiscal 2004.  The decrease in gross margin versus last year primarily reflects the planned lower gross margin associated with sales from our new licensed arrangement, which began during the second quarter of fiscal 2005, as well as some impact, as compared to the prior year, from additional markdowns recognized to stimulate sales and reduce inventory levels at our retail locations.

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses for the first nine months of fiscal 2005 increased by 7.5%, a $14.2 million increase, to $202.9 million from $188.7 million for the first nine months of fiscal 2004.  Compared to the third quarter of fiscal 2004, rent and related expenses for our retail locations, including sales-based payments for our leased departments, increased by $5.0 million, and employee wages and benefits for our retail locations increased by $1.2 million.  As a percentage of net sales, selling, general and administrative expenses increased slightly to 47.6% for the first nine months of fiscal 2005 compared to 47.5% for the first nine months of fiscal 2004.  This slight increase in the expense percentage resulted primarily from the favorable expense leverage from the addition of our licensed business and a continued sharp focus on expense control, which was slightly more than offset by the unfavorable expense leverage resulting from our 3.1% decrease in comparable store sales, as well as increased charges for store asset impairments and store closings, increased legal expenses, and increased professional fees related to our Sarbanes-Oxley Section 404 compliance program.  We incurred impairment charges for write-downs of store long-lived assets of $1.8 million for the first nine months of fiscal 2005 versus $0.5 million for the first nine months of fiscal 2004, and incurred charges related to store closings of $1.4 million for the first nine months of fiscal 2005 versus $0.7 million for the first nine months of fiscal 2004.

Operating Income.  Our operating income for the first nine months of fiscal 2005 decreased by 24.0%, an approximately $6.2 million decrease, to $19.9 million compared to $26.1 million in the first nine months of fiscal 2004, due to higher selling, general and administrative expenses, which more than offset the impact of increased sales volume and gross profit.  Operating income as a percentage of net sales for the first nine months of fiscal 2005 decreased to 4.7% from 6.6% in the comparable period of fiscal 2004, primarily due to the adverse impact on operating income margin of our 3.1% decrease in comparable store sales, our increased markdowns, and increased operating expenses for store asset impairment and closing charges, legal expenses, and professional fees.

Interest Expense, Net.  Our net interest expense for the first nine months of fiscal 2005 increased by 2.8%, or $0.3 million, to $11.4 million compared to $11.1 million for the first nine months of fiscal 2004.  The increase in interest expense resulted from the increased amortization expense of deferred financing costs related to our new credit facility entered into in October 2004, having lower invested balances of cash and short-term investments compared to last year, and having borrowings under our credit facility during a portion of the current year.  During the nine months ended June 30, 2005, our average level of direct borrowings under our credit facility was $2.2 million, but we did not have any direct borrowings under our credit facility as of June 30, 2005.  We did not have any direct borrowings under our credit facility during fiscal 2004 or the first quarter of fiscal 2005.

Income Taxes.  Our income tax provision for the first nine months of fiscal 2005 reflects an effective income tax rate of 39.0%. This compares to a 40.3% effective tax rate provision for the first nine months of fiscal 2004.  Our effective tax rate for the full year fiscal 2004 was 40.8%.

Net Income.  Net income for the first nine months of fiscal 2005 was $5.2 million, or $0.96 per common share (diluted), compared to $9.0 million, or $1.62 per common share (diluted), for the first nine months of fiscal 2004.

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

Liquidity and Capital Resources

Our cash needs have primarily been for: (i) debt service, (ii) capital expenditures, including leasehold improvements, fixtures and equipment for new stores; store relocations and expansions of our existing stores as well as improvements and new equipment for our distribution and corporate facilities and management information systems, and (iii) working capital, including inventory to support our new business initiatives and our new and existing stores.  We have historically financed these capital requirements from cash flows from operations, borrowings under our credit facility or available cash balances.

Cash and cash equivalents increased by $0.2 million during the first nine months of fiscal 2005 compared to a decrease of $1.9 million for the first nine months of fiscal 2004.  Cash provided by operations was $8.9 million for the first nine months of fiscal 2005, compared to cash provided by operations of $21.1 million for the first nine months of fiscal 2004, a decrease of $12.2 million.  This decrease in cash provided by operations was primarily the result of an increase in the amount of cash used to increase operating working capital, especially inventory.  Our increase in inventory was driven largely by inventory for our new initiatives with Kohl’s and Sears, as well as intentionally increasing inventory for our Fall selling season earlier than last year to enable earlier positioning of Fall merchandise in our stores.  During the first nine months of fiscal 2004, we used our cash provided by operations primarily to pay for capital expenditures and, also, to increase our short-term investments.  During the first nine months of fiscal 2005, we paid for our capital expenditures through cash provided by operations, as well as the utilization of proceeds from sales of short-term investments.

For the first nine months of fiscal 2005, we spent $15.3 million on capital expenditures, including $11.8 million for leasehold improvements, fixtures and equipment principally for new store facilities, as well as improvements to existing stores, and $3.5 million for our distribution and corporate facilities and management information systems.  This compares to $14.4 million in capital expenditures for the first nine months of fiscal 2004, of which $11.9 million was spent for new store facilities and improvement to existing stores and retail locations, and $2.5 million for our distribution and corporate facilities and management information systems.  The increase in capital expenditures versus last year resulted from increased expenditures with respect to our distribution facilities and management information systems.

On October 15, 2004, we entered into a new five-year $60.0 million senior secured revolving credit facility (the “New Credit Facility”) which replaced our former $60 million credit facility.  The New Credit Facility will mature on October 15, 2009.  There are no financial covenant requirements under the New Credit Facility unless either (i) Excess Availability (as defined in the agreement) falls below $10 million, or (ii) average Financial Covenant Adjusted Availability (as defined in the agreement) for any calendar month is less than $15 million.  If either of the events in items (i) or (ii) above occurs, we would be required to meet a certain minimum fixed charge coverage ratio (which increases from 1.00x during the first two years of the New Credit Facility to 1.10x during the fifth year of the New Credit Facility).  During the period of time that the New Credit Facility was outstanding during the first nine months of fiscal 2005, we exceeded the requirements for Excess Availability and Financial Covenant Adjusted Availability.

As of June 30, 2005, outstanding borrowings under the New Credit Facility consisted of no direct borrowings and $7.4 million in letters of credit, with available borrowings of $52.6 million.  Our average level of direct borrowings under our credit facility was $2.2 million for the first nine months of fiscal 2005, compared to no direct borrowings under our credit facility during fiscal 2004, reflecting our reduced cash provided by operations compared to last year.  We expect that we will have direct borrowings under our New Credit Facility during certain periods during the remainder of fiscal 2005 and fiscal 2006, reflecting seasonal and other timing variations in cash flow.

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

Inventories. We value our inventories, which consist primarily of maternity apparel, at the lower of cost or market. Cost is determined on the first-in, first-out method (FIFO) and includes the cost of merchandise, freight, duty, agent commissions and broker fees.  A periodic review of inventory quantities on hand is performed in order to determine if inventory is properly valued at the lower of cost or market.  Factors related to current inventories such as future consumer demand and fashion trends, current aging, current analysis of merchandise based on receipt date, current and anticipated retail markdowns or wholesale discounts, and class or type of inventory are analyzed to determine estimated net realizable values.  Criteria utilized by the Company to quantify aging trends include factors such as the amount of merchandise received within the past twelve months, merchandise received more than one year before with quantities on-hand in excess of 12 months of sales, and merchandise currently selling below cost.  A provision is recorded to reduce the cost of inventories to the estimated net realizable values, if required. Inventories as of June 30, 2005 and September 30, 2004 totaled $111.8 million and $92.7 million, respectively, representing approximately 39.2% and 34.2% of total assets, respectively.  Given the significance of inventories to our consolidated financial statements, the determination of net realizable values is considered to be a critical accounting estimate.  Any significant unanticipated changes in the factors noted above could have a significant impact on the value of our inventories and our reported operating results.

Long-Lived Assets.  Our long-lived assets consist principally of store leasehold improvements and are included in the “Property, Plant and Equipment, net” line item in our consolidated balance sheets.  These long-lived assets are recorded at cost and are amortized using the straight-line method over the shorter of the lease term or their estimated useful life.  Net property, plant and equipment as of June 30, 2005 and September 30, 2004 totaled $79.5 million and $78.5 million, respectively, representing approximately 27.9% and 28.9% of total assets, respectively.

In assessing potential impairment of these assets, we periodically evaluate the historical and forecasted operating results and cash flows on a store-by-store basis.  Newly-opened stores may take time to generate positive operating and cash flow results. Factors such as (i) store type, that is, company store or leased department, (ii) store concept, that is, Motherhood Maternity, Mimi Maternity, A Pea in the Pod or Destination Maternity, (iii) store location, for example, urban area versus suburb, (iv) current marketplace awareness of our brands, (v) local customer demographic data, (vi) anchor stores within the malls in which our stores are located and (vii) current fashion trends are all considered in determining the time frame required for a store to achieve positive financial results, which is assumed to be within two years from the date a store location is opened.  If economic conditions are substantially different from our expectations, the carrying value of certain of our long-lived assets may become impaired.  As a result of our impairment assessment, we recorded write-downs of long-lived assets of $1.8 million for the first nine months of fiscal 2005, and $0.5 million for the first nine months of fiscal 2004.

Goodwill.  The purchase method of accounting for business combinations requires the use of estimates and judgments to allocate the purchase price paid for acquisitions to the fair value of the net tangible and identifiable intangible assets.  Goodwill represents the excess of the aggregate purchase price over the fair value of net assets acquired in business combinations and is separately disclosed in our consolidated balance sheets.  As of both June 30, 2005 and September 30, 2004, goodwill totaled $50.4 million, representing approximately 17.7% and 18.6%, respectively, of total assets.  In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill no longer be amortized, but instead be tested for impairment at least annually or as impairment indicators arise.

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

The temporary differences between the book and tax treatment of income and expenses result in deferred tax assets and liabilities, which are included within our consolidated balance sheets.  We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income.  Actual results could differ from this assessment if adequate taxable income is not generated in future periods.  As of June 30, 2005 and September 30, 2004, net deferred tax assets totaled $18.3 million and $18.0 million, respectively, representing approximately 6.4% and 6.6%, respectively, of total assets.  To the extent we believe that recovery of the deferred tax assets is not more likely than not, we must establish a valuation allowance.  To the extent we establish a valuation allowance or change the allowance in a period, income tax expense will be impacted.

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

New Accounting Pronouncements

SFAS No. 123(R).  In December 2004, the FASB revised SFAS No. 123 by issuing SFAS No. 123(R), which replaces SFAS No. 123 and APB Opinion No. 25, and establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services.  SFAS No. 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements, measured by the fair value of the equity or liability instruments issued, and is effective as of the first reporting period of the fiscal year that begins after June 15, 2005 for public entities that do not file as small business issuers.  The fair value-based method of SFAS No. 123 is similar in most respects to the fair value-based method under SFAS No. 123(R); however, certain transition rules of SFAS No. 123(R) may affect the impact on our consolidated financial position or results of operations.  Such impact, if any, on our consolidated financial position or results of operations has not yet been determined.  We are currently evaluating the provisions of SFAS No. 123(R) and plans to adopt it in the first quarter of fiscal 2006.

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

As of June 30, 2005, the principal components of our debt portfolio were the $125.0 million of New Senior Notes and the $60.0 million credit facility, both of which are denominated in U.S. dollars.  The fair value of the debt portfolio is referred to as the “debt value.”  The New Senior Notes bear interest at a fixed rated of 11¼%.  Although a change in market interest rates would not affect the interest incurred or cash flow related to this fixed rate portion of the debt portfolio, the debt value would be affected.

Our revolving credit facility carries a variable interest rate that is tied to market indices.  As of June 30, 2005, we had no direct borrowings and $7.4 million of letters of credit outstanding under our credit facility.  Borrowings under the credit facility would have borne interest at a rate between approximately 4.6% and 6.3% per annum as of June 30, 2005.  Any future borrowings under the credit facility would, to the extent of outstanding borrowings, be affected by changes in market interest rates. A change in market interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the value of the financial instrument.

The sensitivity analysis as it relates to the fixed rate portion of our debt portfolio assumes an instantaneous 100 basis point move in interest rates from their levels as of June 30, 2005, with all other variables held constant.  A 100 basis point increase in market interest rates would result in a decrease in the value of the debt by approximately $4.7 million as of June 30, 2005.  A 100 basis point decline in market interest rates would cause the debt value to increase by approximately $4.8 million as of June 30, 2005.

Based on the variable rate debt included in our debt portfolio as of June 30, 2005, a 100 basis point increase in interest rates would result in additional interest incurred for the year of less than $0.1 million.  A 100 basis point decrease in interest rates would correspondingly lower our interest expense for the year by less than $0.1 million.

Other than as described above, we do not believe that the market risk exposure on other financial instruments is material.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to our management on a timely basis to allow decisions regarding required disclosure.  We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2005.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2005, these controls and procedures were effective.

(b) Change in Internal Controls.  There have been no changes in internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the fiscal quarter ended June 30, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4.   Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Stockholders held on January 21, 2005, the stockholders of the Company elected three directors of the Company and ratified the Audit Committee’s appointment of KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year ending September 30, 2005.  The shareholders voted 4,067,326 shares for, 9,500 shares against, and 315 shares abstained for the ratification of the appointment of KPMG LLP.

Ms. Rebecca C. Matthias, Mr. Joseph A. Goldblum and Mr. David Schlessinger were elected to serve as directors at the meeting.  The voting results were 4,037,739 shares for and 39,402 shares abstained for Ms. Matthias, 3,943,504 shares for and 133,637 shares abstained for Mr. Goldblum, and 4,043,768 shares for and 33,373 shares abstained for Mr. Schlessinger.  Dan W. Matthias, Lee Hitchner, William A. Schwartz, Jr. and Stanley C. Tuttleman continue to serve their terms as directors.

Item 6.  Exhibits

Exhibit No.	Description
*10.20	Amended and Restated Employment Agreement dated as of April 28, 2005, between Mothers Work, Inc. and Dan W. Matthias (Exhibit 10.20 to the Company’s Current Report on Form 8-K dated April 26, 2005).
*10.21

Amended and Restated Employment Agreement dated as of April 28, 2005, between Mothers Work, Inc. and Rebecca C. Matthias (Exhibit 10.21 to the Company’s Current Report on Form 8-K dated April 26, 2005).

*10.22	Amended and Restated Employment Agreement dated as of April 26, 2005, between Mothers Work, Inc. and Edward M. Krell (Exhibit 10.22 to the Company’s Current Report on Form 8-K dated April 26, 2005).
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Executive Vice President-Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Executive Vice President-Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*  Incorporated by reference

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOTHERS WORK, INC.

Date: August 9, 2005	By:	/s/ DAN W. MATTHIAS
Dan W. Matthias
Chairman of the Board and Chief Executive Officer

Date: August 9, 2005	By:	/s/ EDWARD M. KRELL
Edward M. Krell
Executive Vice President– Chief Financial Officer