Form 10-K/A
period 2004-09-30
MOTHERS WORK INC
filed 2005-10-04
CIK 896985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

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

EXPLANATORY NOTE

As previously disclosed in our Current Report on Form 8-K dated May 10, 2005, on May 5, 2005, the Audit Committee of our Board of Directors concluded that a restatement of our historical consolidated financial statements was necessary to correct errors resulting from our prior method of accounting for lease transactions.  After consultation with our independent registered public accounting firm, KPMG LLP, we determined, like many other publicly-held companies in the retail industry, that we would change our method of accounting for leases, including our method of accounting for tenant improvement allowances, rent holidays and amortization of leasehold improvements.  These changes are consistent with the views expressed by the Office of the Chief Accountant of the Securities and Exchange Commission (the “SEC”) on February 7, 2005 in a letter to the American Institute of Certified Public Accountants and other recent interpretations regarding certain operating lease accounting issues and their application under generally accepted accounting principles.  Accordingly, this Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) to our Annual Report on Form 10-K for the fiscal year ended September 30, 2004, initially filed with the SEC on December 15, 2004 (the “Original Filing”), is being filed to reflect restatements of (i) our consolidated balance sheets as of September 30, 2004 and 2003 and (ii) our consolidated statements of operations, stockholders’ equity and cash flows for the years ended September 30, 2004, 2003 and 2002, and the notes related thereto (the “Restatement”).  The restated consolidated financial statements reflect adjustments that will not have any impact on our previously reported sales, comparable sales or our compliance with any financial covenant under our revolving credit facility or other debt instruments.  For a more detailed description of the Restatement, see Note 2, “Restatement of Consolidated Financial Statements,” of the notes to the accompanying consolidated financial statements in this Form 10-K/A and the section entitled “Restatement of Prior Financial Information” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K/A.

For the convenience of the reader, this Form 10-K/A sets forth both the amended and restated items, as well as unchanged information from the Original Filing in its entirety.  However, this Form 10-K/A only amends and restates Part II, Items 6, 7, 8 and 9A of the Original Filing to reflect the Restatement.  The foregoing items have not been updated to reflect other events occurring after the Original Filing or to modify or update any other disclosures affected by subsequent events.  Information not affected by the Restatement is unchanged and reflects the disclosures made at the time of the Original Filing.  Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the SEC subsequent to the Original Filing, including any amendments to those filings.  In addition, Part IV, Item 15 of the Original Filing has been amended to contain the consent of our independent registered public accounting firm and currently dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.  The consent of our independent registered public accounting firm and the certifications of our Chief Executive Officer and Chief Financial Officer are attached to this Form 10-K/A as Exhibits 23, 31.1, 31.2, 32.1 and 32.2, respectively.

We have not amended and do not intend to amend our previously filed Annual Reports on Form 10-K or our Quarterly Reports on Form 10-Q for the periods affected by the Restatement that ended prior to September 30, 2004.  For this reason, the consolidated financial statements, report of independent registered public accounting firm and related financial information for the affected periods contained in such reports should no longer be relied upon.

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

In addition, we have arrangements with department and specialty stores, including Babies ”R” Us®, Bloomingdale’s®, Burdine’s®, Lazarus®, Macy’s®, Marshall Field’s®, Rich’s® and Sears® to operate maternity departments in their stores.  These leased departments typically involve the lease partner collecting all of the revenue from the leased department and remitting all but a fixed percentage to us.  We provide at least some amount of staffing for each of the leased departments, with the amount varying depending on the specific arrangement.

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

We have not paid any cash dividends on our common stock since our initial public offering and do not anticipate paying cash dividends on our common stock in the foreseeable future.  In addition, the terms of our senior notes and our credit facility significantly restrict our ability to declare or pay dividends on our common stock.  Even if we were not restricted under the terms of our $125.0 million of 111/4% senior notes due 2010 (the “New Senior Notes”) or our credit facility from being able to pay dividends, any future payment of dividends would still be at the discretion of our Board of Directors and would be based upon certain restrictive financial covenants, earnings, capital requirements and our financial condition, among other factors, at the time any such dividend is considered.

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

Item 6.	Selected Consolidated Financial and Operating Data (Restated-see Note 2 of the Notes to Consolidated Financial Statements)

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

	Year Ended September 30,
	2004	2003	2002 (2)	2001	2000
	(in thousands, except per share amounts)
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Statement of Operations Data (1):
Net sales	$518,051	$492,447	$453,159	$388,306	$366,283
Cost of goods sold	239,613	225,191	211,689	194,320	183,300
Gross profit	278,438	267,256	241,470	193,986	182,983
Selling, general and administrative expenses	255,168	231,236	208,325	173,390	158,154
Operating income	23,270	36,020	33,145	20,596	24,829
Interest expense, net (3)	14,765	14,469	16,476	14,867	15,877
Other income	—	—	—	594	—
Income before income taxes	8,505	21,551	16,669	6,323	8,952
Income tax provision (3)	3,466	8,337	6,269	3,248	4,128
Net income	5,039	13,214	10,400	3,075	4,824
Dividends on preferred stock	—	—	3,942	1,491	1,389
Net income available to common stockholders (2)	$5,039	$13,214	$6,458	$1,584	$3,435
Net income per share—Basic (2)	$0.97	$2.52	$1.65	$0.46	$1.00
Average shares outstanding—Basic	5,212	5,236	3,914	3,456	3,443
Net income per share—Diluted (2)	$0.92	$2.34	$1.52	$0.44	$0.94
Average shares outstanding—Diluted	5,501	5,646	4,261	3,605	3,641

	Year Ended September 30,
	2004	2003	2002 (2)	2001	2000
	(in thousands, except per share amounts)
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Pro Forma Statement of Operations Data (1)(4):
Net income available to common stockholders	$5,039	$13,214	$6,458	$1,584	$3,435
Add back goodwill amortization	—	—	—	2,207	2,216
Pro forma net income available to common stockholders, excluding goodwill amortization	$5,039	$13,214	$6,458	$3,791	$5,651
Pro forma net income per share—Basic	$0.97	$2.52	$1.65	$1.10	$1.64
Pro forma net income per share—Diluted	$0.92	$2.34	$1.52	$1.05	$1.55

(1)             Fiscal years 2000 through 2004 have been restated from amounts previously reported to reflect certain lease accounting adjustments as discussed in Note 2 of the Notes to Consolidated Financial Statements.

(2)             In August 2002, as part of a refinancing, we repurchased our existing 125/8% senior notes and Series A and Series C Preferred Stock and, in connection therewith, incurred $3.0 million of one-time charges, including approximately $2.6 million of non-cash charges.  Excluding the impact of the $3.0 million of one-time charges, fiscal 2002 net income available to common stockholders would have been approximately $9.5 million, or $2.23 per share (diluted).  We have presented this adjusted earnings figure because management believes it enhances the reader’s understanding of our operating results by adjusting for the one-time charges related to the refinancing. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(3)             In fiscal 2003, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 145.  The provisions of this statement require, effective in fiscal years beginning after May 15, 2002, the reclassification of certain gains or losses on extinguishment of debt that were previously classified as an extraordinary item in prior periods.  Accordingly, we have reclassified the $1.6 million extraordinary loss on early extinguishment of debt, net of tax, as reported for fiscal 2002 related to our fourth quarter fiscal 2002 refinancing, to a $2.5 million increase in interest expense and a related $0.9 million reduction in our income tax provision, which had no impact on reported net income.  In fiscal 2002, prior to the adoption of SFAS No. 145, we had reported interest expense for fiscal 2002 of $14.0 million.

(4)             As a result of our adoption of SFAS No. 142 on October 1, 2001, we no longer amortize goodwill.  The pro forma statement of operations data reflects an adjustment to exclude amortization expense recognized in the prior periods as presented.

	Year Ended September 30,
	2004	2003	2002	2001	2000
	(unaudited; in thousands, except operating data and ratios)
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Operating Data:
Same store sales increase (decrease) (1)	(4.9)%	0.3%	2.2%	(2.4)%	8.3%
Average net sales per gross square foot (2)	$309	$343	$363	$365	$390
Average net sales per store (3)	$537,000	$572,000	$589,000	$583,000	$609,000
Gross retail location square footage at period end (4)	1,693,000	1,541,000	1,313,000	1,100,000	980,000
Number of retail locations at period end:
Motherhood Maternity stores	717	688	616	523	480
Mimi Maternity stores	121	119	104	74	71
A Pea in the Pod stores	41	44	43	42	41
Destination Maternity superstores	4	—	—	—	—
Total stores	883	851	763	639	592
Leased departments	232	155	146	132	111
Total retail locations	1,115	1,006	909	771	703
Cash Flow and Other Data (5):
EBITDA (6)	$37,540	$48,950	$44,934	$34,840	$38,043
Cash flows provided by operating activities	18,256	36,139	31,056	23,467	22,763
Cash flows used in investing activities	(23,020)	(22,169)	(20,219)	(16,087)	(17,968)
Cash flows used in financing activities	(2,500)	(4,648)	(14,786)	(98)	(2,859)
Capital expenditures	21,540	25,344	12,242	15,533	17,759
Ratio of total debt to EBITDA	3.4x	2.6x	2.9x	3.7x	3.3x
Ratio of EBITDA to interest expense (7)	2.5x	3.4x	2.7x	2.3x	2.4x
Balance Sheet Data (at end of period) (5):
Working capital	$67,833	$62,708	$55,214	$30,223	$27,869
Total assets	271,370	263,536	247,139	197,382	189,963
Total debt	127,917	128,047	128,282	128,842	127,179
Accrued dividends on Series A Preferred Stock	—	—	—	7,055	6,037
Stockholders’ equity:
Series A Preferred Stock (8)	$—	$—	$—	$10,773	$11,500
Common stockholders’ equity	62,903	58,858	45,708	2,559	229
Total stockholders’ equity	$62,903	$58,858	$45,708	$13,332	$11,729

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

(5)             Fiscal years 2000 through 2004 have been restated from amounts previously reported to reflect certain lease accounting adjustments as discussed in Note 2 of the Notes to Consolidated Financial Statements.

(6)             EBITDA represents income before interest expense, income tax provision, and depreciation and amortization expense.  We have presented EBITDA to enhance your understanding of our operating results.  EBITDA is provided because management believes it is an important measure of financial performance commonly used in the retail industry to determine the value of companies within the industry and to define standards for borrowing from institutional lenders.  You should not construe EBITDA as an alternative to operating income as an indicator of our operating performance, or as an alternative to cash flows from operating activities as a measure of our liquidity, as determined in accordance with generally accepted accounting principles.  We may calculate EBITDA differently than other companies.

(7)             Ratio of EBITDA to interest expense for fiscal 2002 reflects the inclusion in interest expense of an approximately $2.5 million loss on early extinguishment of debt related to our fiscal 2002 refinancing.

(8)             We have redeemed all of the outstanding Series A Preferred Stock for $13.4 million, including accrued and unpaid dividends, of which $12.4 million has been paid as of September 30, 2004 and $1.0 million will be paid out upon submission of proper documentation from the remaining holders of the Series A Preferred Stock.  The $1.0 million is reflected in our consolidated balance sheet as of September 30, 2004 in accrued expenses and other current liabilities.

Reconciliation of Operating Income to EBITDA
(in thousands)
(unaudited)

	Year Ended September 30,
	2004	2003	2002	2001	2000
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Operating income	$23,270	$36,020	$33,145	$20,596	$24,829
Add: depreciation and amortization expense	14,270	12,930	11,789	13,650	13,214
Add: other income	—	—	—	594	—
EBITDA	$37,540	$48,950	$44,934	$34,840	$38,043

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

A discussion of each of the aforementioned lease accounting matters is presented below:

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

The primary effects of the corrections are: (i) to accelerate the rent expense on properties we occupied before payment of rents was required (rent holidays); (ii) to increase depreciation and amortization expense and decrease store occupancy expense (both of which are components of selling, general and administrative expenses) to reflect the proper accounting for tenant improvement allowances; and (iii) to accelerate the amortization of leasehold improvements on those leased properties where the lease term is shorter than the estimated useful economic life of those assets.  The cumulative effect of these accounting changes is a reduction to retained earnings of $1.4 million as of the beginning of fiscal 2002 and incremental decreases to retained earnings of $0.8 million, $0.7 million and $0.4 million for fiscal 2004, fiscal 2003 and fiscal 2002, respectively.  The Restatement decreased reported diluted earnings per share by $0.15, $0.13 and $0.09 for fiscal 2004, fiscal 2003 and fiscal 2002, respectively.  The restated consolidated financial statements reflect adjustments that will not have any impact on our previously reported sales, comparable sales or our compliance with any financial covenant under our revolving credit facility or other debt instruments.

The consolidated financial statements included in this Form 10-K/A have been restated to reflect the adjustments described above.  See Note 2 of the Notes to Consolidated Financial Statements included in this Form 10-K/A for a summary of the impact of the Restatement on (i) the consolidated balance sheets as of September 30, 2004 and 2003, (ii) the consolidated statements of operations for the three years ended September 30, 2004, (iii) the consolidated statements of stockholders’ equity, and (iv) the consolidated statements of cash flows for the three years ended September 30, 2004.

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

Inventories.   We value our inventories, which consist primarily of maternity apparel, at the lower of cost or market. Cost is determined on the first-in, first-out method (FIFO) and includes the cost of merchandise, freight, duty and broker fees.  A periodic review of inventory quantities on hand is performed in order to determine if inventory is properly valued at the lower of cost or market.  Factors related to current inventories such as future consumer demand and fashion trends, current aging, current analysis of merchandise based on receipt date, current and anticipated retail markdowns or wholesale discounts, and class or type of inventory are analyzed to determine estimated net realizable values.  Criteria utilized by us to quantify aging trends include factors such as the amount of merchandise received within the past twelve months, merchandise received more than one year before with quantities on-hand in excess of 12 months of sales, and merchandise currently selling below cost.  A provision is recorded to reduce the cost of inventories to the estimated net realizable values, if required. Inventories as of September 30, 2004 and 2003 totaled $92.7 million and $84.5 million, respectively, representing approximately 34.2% and 32.1% of total assets, respectively.  Given the significance of inventories to our consolidated financial statements, the determination of net realizable values is considered to be a critical accounting estimate.  Any significant unanticipated changes in the factors noted above could have a significant impact on the value of our inventories and our reported operating results.

Long-Lived Assets.   Our long-lived assets consist principally of store leasehold improvements and are included in the “Property, Plant and Equipment, net” line item in our consolidated balance sheets.  These long-lived assets are recorded at cost and are amortized using the straight-line method over the shorter of the lease term or their useful life, generally ten years.  Net property, plant and equipment as of September 30, 2004 and 2003 totaled $78.5 million and $73.4 million, respectively, representing approximately 28.9% and 27.8% of total assets, respectively.

In assessing potential impairment of these assets, we periodically evaluate the historical and forecasted operating results and cash flows on a store-by-store basis.  Newly opened stores may take time to generate positive operating and cash flow results.  Factors such as (i) store type, that is, company store or leased department, (ii) store concept, that is, Motherhood, Mimi, A Pea in the Pod or Destination Maternity (iii) store location, for example, urban area versus suburb, (iv) current marketplace awareness of our brands, (v) local customer demographic data, (vi) anchor stores within the mall in which our store is located and (vii) current fashion trends are all considered in determining the time frame required for a store to achieve positive financial results, which is assumed to be within two years from the date a store location is opened.  If economic conditions are substantially different from our expectations, the carrying value of certain of our long-lived assets may become impaired.  As a result of our impairment assessment, we recorded write-downs of long-lived assets of $1.8 million and $0.6 million during fiscal 2004 and fiscal 2003, respectively.

Goodwill.   The purchase method of accounting for business combinations requires the use of estimates and judgments to allocate the purchase price paid for acquisitions to the fair value of the net tangible and identifiable intangible assets.  Goodwill represents the excess of the aggregate purchase price over the fair value of net assets acquired in business combinations and is separately disclosed in our consolidated balance sheets.  As of both September 30, 2004 and 2003, goodwill totaled $50.4 million, representing 18.6% and 19.1% of total assets, respectively. In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill no longer be amortized, but instead be tested for impairment at least annually or as impairment indicators arise.  Prior to our adoption of SFAS No. 142 on October 1, 2001, goodwill was amortized using the straight-line method over a period of 20 years.

The impairment test requires us to compare the fair value of business reporting units to their carrying value, including assigned goodwill.  In assessing potential impairment of goodwill, we have determined that we have one reporting unit for purposes of applying SFAS No. 142 based on our reporting structure.  The fair value of our single reporting unit is determined based on the fair market value of our outstanding common stock on a control basis.  The factors taken into account in determining the fair market value of our outstanding common stock on a control basis are: (i) the trading value of our outstanding common stock on an established public market, and (ii) the premium over the trading price of our outstanding common stock that an investor would pay for a control ownership interest in the company, as determined through a third party evaluation.  The carrying value of our single reporting unit, expressed on a per share basis, is represented by our book value per share of outstanding common stock.  We performed the initial adoption impairment test in early fiscal 2002.  The results of the initial impairment test and the annual impairment test performed as of September 30, 2004, 2003 and 2002 indicated the fair value of the reporting unit exceeded its carrying value.  At September 30, 2004, our book value was $12.08 per share of outstanding common stock and the closing trading price of our common stock was $14.50 per share.  If the fair value of our outstanding common stock on a control basis were less than $12.08 per share on September 30, 2004, our goodwill would have become impaired.

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

The temporary differences between the book and tax treatment of income and expenses result in deferred tax assets and liabilities, which are included within our consolidated balance sheets.  We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income.  Actual results could differ from this assessment if adequate taxable income is not generated in future periods.  Net deferred tax assets as of September 30, 2004 and 2003 totaled $18.0 million and $19.6 million, respectively, representing approximately 6.6% and 7.4% of total assets, respectively.  To the extent we believe that recovery is not more likely than not, we must establish a valuation allowance.  To the extent we establish a valuation allowance or change the allowance in a future period, income tax expense will be impacted.

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

Results of Operations

The following table sets forth certain operating data from our consolidated statements of operations as a percentage of net sales and as a percentage change for the periods indicated:

	% of Net Sales (1)			% Increase (Decrease)
	Year ended September 30,			Year ended September 30,
	2004	2003	2002	2004 vs. 2003	2003 vs. 2002
	(Restated)			(Restated)
Net sales	100.0%	100.0%	100.0%	5.2%	8.7%
Cost of goods sold	46.3	45.7	46.7	6.4	6.4
Gross profit	53.7	54.3	53.3	4.2	10.7
Selling, general and administrative expenses	49.3	47.0	46.0	10.3	11.0
Operating income	4.5	7.3	7.3	(35.4)	8.7
Interest expense, net	2.9	2.9	3.6	2.0	(12.2)
Income before income taxes	1.6	4.4	3.7	(60.5)	29.3
Income tax provision	0.7	1.7	1.4	(58.4)	33.0
Net income	1.0	2.7	2.3	(61.9)	27.1
Dividends on preferred stock	—	—	0.9	—	(100.0)
Net income available to common stockholders	1.0%	2.7%	1.4%	(61.9)%	104.6%

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

Years Ended September 30, 2004 and 2003

Net Sales.   Our net sales for fiscal 2004 increased by 5.2%, or approximately $25.7 million, to $518.1 million from $492.4 million for fiscal 2003.  Net sales increased primarily from the incremental sales generated by the 32 net stores added during fiscal 2004, as well as the full year sales impact in fiscal 2004 of the 88 net stores added during fiscal 2003, partially offset by a decrease in comparable store sales.  Comparable store sales decreased by 4.9% during fiscal 2004, based on 765 retail locations, versus a comparable store sales increase of 0.3% during fiscal 2003, based on 702 retail locations.  The decrease in comparable store sales in fiscal 2004 reflected the impact of increased competition in the maternity apparel market and some weakness in the fashion portion of our product line earlier in the year.  We estimate that there are over 1,000 more competitor locations at the end of fiscal 2004 compared to the end of fiscal 2003.  We believe this increased competition caused an oversupply of maternity apparel in the market and that the increasingly deep markdowns taken by our competitors to stimulate sales and clear seasonal inventories further adversely affected our net sales for the second half of fiscal 2004.

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

Gross Profit.   Our gross profit for fiscal 2004 increased by 4.2%, or approximately $11.1 million, to $278.4 million compared to $267.3 million for fiscal 2003, reflecting the increase in net sales, partially offset by a decrease in gross profit margin.  Gross profit as a percentage of net sales was 53.7% for fiscal 2004, compared to 54.3% for fiscal 2003.  The 52 basis points (0.52 percentage points of net sales) decrease in gross margin compared to last year primarily reflects the increased markdowns recognized in fiscal 2004 compared to fiscal 2003.

Selling, General and Administrative Expenses.   Our selling, general and administrative expenses for fiscal 2004 increased by 10.3%, or approximately $24.0 million, to $255.2 million from $231.2 million for fiscal 2003.  Compared to fiscal 2003, store rent and related expenses increased by $12.1 million and store wages and related benefits costs increased by $7.1 million, primarily resulting from our new store openings.  As a percentage of net sales, selling, general and administrative expenses increased to 49.3% for fiscal 2004 compared to 47.0% for fiscal 2003, primarily reflecting an increased store occupancy expense ratio and, to a lesser extent, increased store payroll expense ratios resulting from the 4.9% decrease in comparable store sales for the year, partially offset by a lower legal expense and employee benefits expense ratios.  In addition, we incurred charges relating to store closings of $1.8 million for fiscal 2004 versus $0.3 million for fiscal 2003.

Operating Income.   Our operating income for fiscal 2004 decreased by 35.4%, or $12.7 million, to $23.3 million from $36.0 million for fiscal 2003, due to our higher selling, general and administrative expenses, and lower gross margin, which more than offset the impact of increased sales volume.  Operating income as a percentage of net sales for fiscal 2004 decreased to 4.5% from 7.3% for fiscal 2003, reflecting the increased selling, general and administrative expense ratio and, to a much lesser extent, decreased gross margin.

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

Income Taxes.   Our effective tax rate was a provision of 40.8% in fiscal 2004, compared to 38.7% in fiscal 2003, reflecting an increase in our composite estimated effective state income tax rate.  See Note 13 of the Notes to Consolidated Financial Statements for the reconciliation of the statutory federal income tax rate to our effective tax rate.

Net Income Available to Common Stockholders.   Net income available to common stockholders for fiscal 2004 was $5.0 million, or $0.92 per share (diluted), compared to $13.2 million for fiscal 2003, or $2.34 per share (diluted), representing a 61.9% decrease in net income and a 60.7% decrease in diluted earnings per share.

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

Years Ended September 30, 2003 and 2002

Net Sales.   Our net sales for fiscal 2003 increased by 8.7%, or approximately $39.2 million, to $492.4 million from $453.2 million for fiscal 2002.  Comparable store sales increased by 0.3% during fiscal 2003, based on 702 retail locations, versus a comparable store sales increase of 2.2% during fiscal 2002, based on 653 retail locations.  The increase in sales for fiscal 2003 resulted primarily from the incremental revenues generated by the 97 net retail locations added during fiscal 2003, as well as the full year sales impact in fiscal 2003 of the 138 net retail locations added during fiscal 2002.  The relatively flat comparable store sales in fiscal 2003 reflected the continued difficult retail environment during the period, some cannibalization impact on our existing stores by our new stores opened in the same geographic markets and, perhaps, the effect of increased competitive pressures in the maternity apparel market.

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

Gross Profit.   Our gross profit for fiscal 2003 increased by 10.7%, or $25.8 million, to $267.3 million from $241.5 million for fiscal 2002, due to increased net sales and improved gross margin compared to fiscal 2002.  Gross profit as a percentage of net sales for fiscal 2003 increased by 98 basis points (0.98 percentage points of net sales) to 54.3% from 53.3% for fiscal 2002.  The increase in gross margin versus fiscal 2002 primarily reflects the reduction of our product costs as a result of the continued expansion and refinement of our global sourcing initiatives, partially offset by additional markdowns taken to manage inventory levels in the face of weaker than expected sales.

Selling, General and Administrative Expenses.   Our selling, general and administrative expenses for fiscal 2003 increased by 11.0%, or $22.9 million, to $231.2 million from $208.3 million for fiscal 2002.  Compared to fiscal 2002, store wages and related benefits costs increased by $7.9 million and store rent and related expenses increased by $8.5 million, primarily resulting from our new store openings and increased medical benefits expenses.  As a percentage of net sales, selling, general and administrative expenses increased to 47.0% for fiscal 2003 compared to 46.0% for fiscal 2002, primarily reflecting increased store occupancy, store payroll, and employee benefits expense ratios resulting from the essentially flat comparable store sales for the year, the planned higher store expense ratios of our new store openings, and increases in health insurance costs, as well as a legal expense charge of $0.9 million related to employment-related litigation in California and Washington that was settled in fiscal 2003.

Operating Income.   Our operating income for fiscal 2003 increased by 8.7%, or $2.9 million, to $36.0 million from $33.1 million for fiscal 2002, due to our higher sales volume and improved gross margin and additional revenue generated by our opt-in customer database and related marketing partnership programs, partially offset by higher operating expenses.  Operating income as a percentage of net sales remained relatively constant at 7.3% for both fiscal 2003 and 2002, with our increased gross margin offset by a higher operating expense ratio.

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

Income Taxes.   Our effective tax rate increased to 38.7% in fiscal 2003 from 37.6% in fiscal 2002 primarily due to an increase in our composite estimated effective state income tax rate.  See Note 13 of the Notes to Consolidated Financial Statements for the reconciliation of the statutory federal income tax rate to our effective tax rate.

Dividends on Preferred Stock.   We had no preferred stock dividends during fiscal 2003, compared to $3.9 million for fiscal 2002, reflecting the redemption of our Series A Preferred Stock and repurchase of our Series C Preferred Stock in the fourth quarter of fiscal 2002 using the proceeds of our debt and common equity offerings.

Net Income Available to Common Stockholders.   Net income available to common stockholders for fiscal 2003 was $13.2 million, or $2.34 per share (diluted), compared to $6.5 million for fiscal 2002, or $1.52 per share (diluted), representing a 104.6% increase in net income available to common stockholders and a 53.9% increase in diluted earnings per share.

During the fourth quarter of fiscal 2002, we repurchased our outstanding 12 5/8% senior notes and our Series A and Series C Preferred Stock with the proceeds from the issuance of new 11¼% senior notes and 1,165,000 new shares of common stock. In connection with this refinancing, we incurred certain one-time charges, related to the early repayment of the 12 5/8% senior notes and the repurchase of the Series A and Series C Preferred Stock.  These one-time charges totaled approximately $3.0 million, which included approximately $2.6 million of non-cash charges and reduced diluted earnings per common share for fiscal 2002 by approximately $0.71.  On a pro forma basis, excluding the impact of the $3.0 million of one-time charges, fiscal 2002 net income available to common stockholders was $9.5 million, or $2.23 per common share (diluted).  We have presented this pro forma earnings figure because we believe it enhances the reader’s understanding of our fiscal 2002 operating results by adjusting for the one-time charges related to the refinancing.

Reconciliation of Fiscal 2002 Earnings Per Share and Pro Forma Earnings Per Share

(in thousands, except per share data)

(unaudited)

	Fiscal Year Ended September 30, 2002
	Net Income	Average Shares Outstanding	Diluted Income Per Share
	(Restated)		(Restated)
Pro Forma Adjusted for One-Time Charges Related to Fourth Quarter Fiscal 2002 Refinancing
As reported—Diluted	$6,458	4,261	$1.52
Pro forma adjustments to add back—
Loss on early extinguishment of debt, reported as interest expense	2,515	—	0.59
Write-off of discount on Series C Preferred Stock	1,310	—	0.30
Duplicative interest expense and dividends	131	—	0.03
Tax effect of adjustments	(908)	—	(0.21)
Total one-time charges related to the refinancing	3,048	—	0.71
Pro forma adjusted for one-time charges related to the refinancing	$9,506	4,261	$2.23

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

The New Senior Notes were issued at 98.719% of their face amount, resulting in an annual effective interest rate of 11.50%.  Interest on the New Senior Notes is payable semi-annually in cash on February 1 and August 1, commencing on February 1, 2003.  The New Senior Notes were issued by Mothers Work, are senior unsecured obligations of Mothers Work and are unconditionally guaranteed on a senior basis by all of our domestic subsidiaries.  See Note 15 of the Notes to Consolidated Financial Statements.  The New Senior Notes are redeemable at our option, in whole or in part at any time on or after August 1, 2006 at 105.625% of their face amount, plus accrued and unpaid interest, declining ratably to 100% of their face amount, plus accrued and unpaid interest, on or after August 1, 2009.  Additionally, before August 1, 2005, we may redeem, at our option, up to 35% of the aggregate principal amount of the New Senior Notes with the proceeds from equity offerings at 111.25% of their principal amount, plus accrued and unpaid interest.  The New Senior Notes impose certain restrictions on our ability to, among other things, incur additional indebtedness, pay dividends, repurchase stock, and enter into other various types of transactions.

Cash and cash equivalents decreased by $7.3 million during fiscal 2004 compared to an increase of $9.3 million during fiscal 2003.  Cash provided by operations of $18.3 million for fiscal 2004 decreased by approximately $17.8 million from $36.1 million for fiscal 2003.  This decrease was primarily the result of decreased net income, as well as greater use of cash for operating working capital compared to fiscal 2003.  During fiscal 2004, we utilized our cash flow from operations to pay for the predominant portion of our capital expenditures.  During fiscal 2003, we utilized our cash flow from operations primarily to pay for our capital expenditures and to increase our cash and cash equivalents.

For fiscal 2004, we spent $21.5 million on capital expenditures, including $18.1 million for leasehold improvements, fixtures and equipment principally for new store facilities, as well as improvements to existing stores, and $3.4 million for our distribution and corporate facilities and information systems.  This compares to $25.3 million in capital expenditures for fiscal 2003, of which $19.7 million was spent for new store facilities and improvement to existing stores and retail locations, and $5.6 million for our distribution and corporate facilities and information systems.  The decrease in capital expenditures was due to reduced expenditures for store remodeling, relocations and expansions, compared to last year, and the completion last year of several projects relating to expanding the capacity and throughput of our distribution center and the rollout of our new proprietary point-of-sale system to our stores.

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

Contractual Obligations and Commercial Commitments

We have entered into agreements that create contractual obligations and commercial commitments.  These obligations and commitments will have an impact on future liquidity and the availability of capital resources.  The tables below set forth a summary of these obligations and commitments as of September 30, 2004 (in thousands):

Contractual Obligations:

		Payments Due by Period
Description	Total Obligations	Less Than One Year	One to Three Years	Three to Five Years	After Five Years
Long-term debt	$129,216	$288	$611	$659	$127,658
Operating leases (1)	319,365	52,618	93,490	76,879	96,378
Capital lease obligations	—	—	—	—	—
Purchase obligations (2)	—	—	—	—	—
Total contractual cash obligations	$448,581	$52,906	$94,101	$77,538	$224,036

(1)             Includes store operating leases, which generally provide for payment of direct operating costs in addition to rent.  The amounts reflected include future minimum lease payments and exclude such direct operating costs.

(2)             Our purchase orders with contract manufacturers are cancelable by us at any time prior to our acceptance of the merchandise.  Excludes purchase orders for supplies in the normal course of business.

Commercial Commitments:

		Amount of Commitment Per Period
Description	Total Obligations	Less Than One Year	One to Three Years	Three to Five Years	After Five Years
Credit facility (1)	$3,740	$3,740	$—	$—	$—
Other standby letters of credit	3,149	3,149	—	—	—
Total commercial commitments	$6,889	$6,889	$—	$—	$—

(1)             Consists of outstanding letter of credit commitments.

New Accounting Pronouncements

FASB Exposure Draft

On March 31, 2004, the FASB issued its exposure draft, “Share-Based Payment,” which is a proposed amendment to SFAS No. 123, “Accounting for Stock-Based Compensation.”  Generally, the approach in the exposure draft is similar to the approach described in SFAS No. 123.  However, the exposure draft would require all share-based payments to employees, including grants of employee stock options, to be recognized in our statement of operations based on their fair values.  There are a number of issues that are not resolved in the exposure draft, including the final methodology for calculating fair value.  The FASB expects to issue a final standard in the near future that would be effective for interim and annual periods beginning after June 15, 2005.  The pro forma impact of the adoption of SFAS No. 123 on our historical financial statements is included in Note 2 of the Notes to Consolidated Financial Statements.  We expect to continue to grant stock-based compensation to employees.  The impact of the new standard, when and if issued, may have a material adverse impact on our future results of operations.

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

The success of all of our mall stores will depend, in part, on the ability of each mall’s anchor tenants, such as large department stores, other tenants and area attractions to generate consumer traffic in the vicinity of our stores, and the continuing popularity of malls as shopping destinations.  Sales volume and mall traffic may be adversely affected by economic downturns in a particular area, the closing of anchor tenants or competition from non-mall retailers and other malls where we do not have stores.

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

As a result of purchase accounting for our various acquisitions, we have accumulated a substantial amount of goodwill, amounting to $50.4 million as of September 30, 2004.  Effective October 1, 2001, goodwill and other intangible assets with indefinite lives are not amortized, but rather tested for impairment annually.  The impairment test requires us to compare the fair value of business reporting units to their carrying value, including assigned goodwill.  The fair value of our single reporting unit is determined based on the fair market value of our outstanding common stock on a control basis.  The factors taken into account in determining the fair market value of our outstanding common stock on a control basis are: (i) the trading value of the outstanding common stock on an established public market, and (ii) the premium over the trading price that an investor would pay for a control ownership interest in the company, as determined through a third party evaluation.  The carrying value of our single reporting unit, expressed on a per share basis, is represented by our book value per share of outstanding common stock.  The results of the annual impairment test performed as of September 30, 2004 indicated the fair value of the reporting unit exceeded its carrying value.  At September 30, 2004, our book value was $12.08 per share of outstanding common stock and the closing trading price of our common stock was $14.50 per share.  If the fair value of our outstanding common stock on a control basis were less than $12.08 per share on September 30, 2004, our goodwill would have become impaired.  If the fair value of our outstanding common stock on a control basis were to decline in the future below the then applicable book value of our outstanding common stock, our goodwill would become impaired.  If we determine in the future that an impairment has occurred, we would be required to write off the impaired portion of goodwill, which could substantially reduce our earnings and result in a substantial decline in the price of our outstanding common stock.

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

Our Consolidated Financial Statements appear on pages F-1 through F-39, as set forth in Item 15.

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

In connection with our preparation of this Form 10-K/A for the year ended September 30, 2004, after consultation with the Company’s independent registered public accounting firm, KPMG LLP, we implemented changes to our method of accounting for leases, including our method of accounting for tenant improvement allowances, rent expense during store build-out periods (rent holidays), and amortization of leasehold improvements.  These changes are consistent with the views expressed by the Office of the Chief Accountant of the SEC on February 7, 2005 in a letter to the American Institute of Certified Public Accountants and other recent interpretations regarding certain operating lease accounting issues and their application under generally accepted accounting principles.  Because of these changes in our lease accounting practices, we concluded that we had a material weakness in the effectiveness of controls over the selection and monitoring of appropriate practices used in accounting for leases during the periods covered by this Form 10-K/A.  We also concluded that the design and operations of our disclosure controls and procedures as of September 30, 2004 and December 31, 2004 were not effective.  For the quarter ended March 31, 2005, we remediated the material weakness in internal control and the ineffectiveness of our disclosure controls and procedures by implementing additional review procedures over the selection and monitoring of appropriate practices affecting lease-related accounting to ensure that U.S. generally accepted accounting principles are appropriately applied.  As a result, our Chief Executive Officer and Chief Financial Officer each concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2005.

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the date of this filing.  In performing this evaluation, we considered the foregoing changes in our method of accounting for leases, as well as the remediation activities described above.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of the date of this filing, these controls and procedures were effective.

On May 5, 2005, the Audit Committee of our Board of Directors concluded that a restatement of the Company’s historical consolidated financial statements was necessary to correct errors resulting from our prior method of accounting for leases.  The restatements involve adjustments that have no impact on our previously reported sales, comparable store sales or our compliance with any financial covenant under our revolving credit facility or other debt instruments.

(b)  Change in Internal Controls.  There have been no changes in internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the last fiscal quarter ended September 30, 2004, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.           Other Information

None.

PART III.

Item 10.             Directors and Executive Officers of the Registrant

Information concerning directors, appearing under the caption “Election of Directors” in our Proxy Statement (the “Proxy Statement”) will be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders scheduled to be held on January 21, 2005, and information concerning executive officers, appearing under the caption “Item 1. Business—Executive Officers of the Company” in Part I of this Form 10-K/A, are incorporated herein by reference in response to this Item 10.

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

The financial statements listed in the accompanying Index to Consolidated Financial Statements are filed as part of this Form 10-K/A, commencing on page F-1.

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

*10.5	Indenture of Trust dated September 1, 1995 between PAID and Society National Bank (Exhibit 10.29 to the 1995 Company’s Registration Statement).

*10.6

Variable/Fixed Rate Federally Taxable Economic Development Bond (Mothers Work, Inc.), Series of 1995, in the aggregate principal amount of $4,000,000 (Exhibit 10.30 to the Company’s 1995 Registration Statement).

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

†*10.18	Form of Non-Qualified Stock Option Agreement under the Company’s 1987 Stock Option Plan (Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2004).

Exhibit No.	Description

†*10.19	Form of Non-Qualified Stock Option Agreement under the Company’s 1994 Director Stock Option Plan (Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2004).

*14	Code of Business Conduct and Ethics (Exhibit 14 to the 2003 Form 10-K).

*21	Subsidiaries of the Company. (Exhibit 21 to the 2003 Form 10-K).

23	Consent of KPMG LLP.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Executive Vice President-Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Executive Vice President—Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                    Incorporated by reference.

†                     Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Philadelphia, Commonwealth of Pennsylvania, on October 4, 2005.

MOTHERS WORK, INC.

By:	/s/ DAN W. MATTHIAS
Dan W. Matthias
Chairman of the Board and Chief Executive
Officer (Principal Executive Officer)

By:	/s/ EDWARD M. KRELL
Edward M. Krell
Executive Vice President—Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on October 4, 2005, in the capacities indicated:

/s/ DAN W. MATTHIAS	Chairman of the Board, Chief Executive Officer and Director
Dan W. Matthias	(Principal Executive Officer)

/s/ REBECCA C. MATTHIAS	President, Chief Operating Officer and Director
Rebecca C. Matthias

/s/ EDWARD M. KRELL	Executive Vice President—Chief Financial Officer (Principal
Edward M. Krell	Financial and Accounting Officer)

/s/ JOSEPH A. GOLDBLUM	Director
Joseph A. Goldblum

/s/ ELAM M. HITCHNER, III	Director
Elam M. Hitchner, III

/s/ DAVID SCHLESSINGER	Director
David Schlessinger

/s/ WILLIAM A. SCHWARTZ, JR.	Director
William A. Schwartz, Jr.

/s/ STANLEY C. TUTTLEMAN	Director
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

As discussed in Note 2 to the consolidated financial statements, the Company has restated its consolidated financial statements as of September 30, 2004 and 2003 and for each of the years in the three-year period ended September 30, 2004.

/s/ KPMG LLP

Philadelphia, Pennsylvania
November 17, 2004, except as
to Note 2, which is as of
September 28, 2005

MOTHERS WORK, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30,
	2004	2003
	(Restated, See Note 2)
ASSETS
Current Assets
Cash and cash equivalents	$8,467	$15,731
Short-term investments	6,400	5,000
Trade receivables	2,911	2,385
Inventories	92,743	84,505
Deferred income taxes	4,660	4,655
Prepaid expenses and other current assets	7,215	5,166
Total Current Assets	122,396	117,442
Property, Plant and Equipment, net	78,462	73,380
Assets Held for Sale	1,200	1,200
Other Assets
Goodwill	50,389	50,389
Deferred financing costs, net of accumulated amortization of $1,267 and $852	3,665	4,080
Other intangible assets, net of accumulated amortization of $2,476 and $2,447	946	1,126
Deferred income taxes	13,317	14,950
Other non-current assets	995	969
Total Other Assets	69,312	71,514
Total Assets	$271,370	$263,536

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Line of credit borrowings	$—	$—
Current portion of long-term debt	288	279
Accounts payable	19,779	19,585
Accrued expenses and other current liabilities	34,496	34,870
Total Current Liabilities	54,563	54,734
Long-Term Debt	127,629	127,768
Deferred Rent and Other Non-Current Liabilities	26,275	22,176
Total Liabilities	208,467	204,678
Commitments and Contingencies (Note 14)
Stockholders’ Equity
Preferred Stock, 2,000,000 shares authorized
Series A cumulative convertible preferred stock, $.01 par value, 41,000 shares authorized, none outstanding	—	—
Series B junior participating preferred stock, $.01 par value; 300,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value; 20,000,000 shares authorized, 5,207,081 and 5,231,114 shares issued and outstanding, respectively	52	52
Additional paid-in capital	62,565	63,559
Retained earnings (accumulated deficit)	286	(4,753)
Total Stockholders’ Equity	62,903	58,858
Total Liabilities and Stockholders’ Equity	$271,370	$263,536

The accompanying notes are an integral part of these Consolidated Financial Statements.

MOTHERS WORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended September 30,
	2004	2003	2002
	(Restated, See Note 2)
Net sales	$518,051	$492,447	$453,159
Cost of goods sold	239,613	225,191	211,689
Gross profit	278,438	267,256	241,470
Selling, general and administrative expenses	255,168	231,236	208,325
Operating income	23,270	36,020	33,145
Interest expense, net	14,765	14,469	16,476
Income before income taxes	8,505	21,551	16,669
Income tax provision	3,466	8,337	6,269
Net income	5,039	13,214	10,400
Dividends on preferred stock	—	—	3,942
Net income available to common stockholders	$5,039	$13,214	$6,458

Net income per share—Basic	$0.97	$2.52	$1.65
Average shares outstanding—Basic	5,212	5,236	3,914

Net income per share—Diluted	$0.92	$2.34	$1.52
Average shares outstanding—Diluted	5,501	5,646	4,261

The accompanying notes are an integral part of these Consolidated Financial Statements.

MOTHERS WORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Series A Cumulative	Common Stock			Retained
	Convertible Preferred Stock	Number of Shares	Amount	Additional Paid-in Capital	Earnings (Accumulated Deficit)	Total
Balance at September 30, 2001 (previously reported)	$10,773	3,480	$35	$26,949	$(23,016)	$14,741
Cumulative effect of restatement on prior years	—	—	—	—	(1,409)	(1,409)
Balance at September 30, 2001 (restated, see Note 2)	10,773	3,480	35	26,949	(24,425)	13,332
Exercise of stock options and warrants	—	420	4	3,055	—	3,059
Preferred stock conversions	(3,224)	115	1	3,223	—	—
Issuance of warrants, net of repurchases	—	—	—	311	—	311
Issuance of common shares, net of issuance costs	—	1,165	12	28,411	—	28,423
Redemption of Series A Preferred Stock	(7,549)	—	—	—	—	(7,549)
Tax benefit of stock option exercises	—	—	—	1,674	—	1,674
Preferred stock dividends	—	—	—	—	(3,942)	(3,942)
Net income (restated, see Note 2)	—	—	—	—	10,400	10,400
Balance at September 30, 2002 (restated, see Note 2)	—	5,180	52	63,623	(17,967)	45,708
Exercise of stock options and warrants	—	118	1	726	—	727
Repurchase and retirement of common shares	—	(67)	(1)	(1,466)	—	(1,467)
Tax benefit of stock option exercises	—	—	—	676	—	676
Net income (restated, see Note 2)	—	—	—	—	13,214	13,214
Balance at September 30, 2003 (restated, see Note 2)	—	5,231	52	63,559	(4,753)	58,858
Exercise of stock options and warrants	—	51	1	275	—	276
Repurchase and retirement of common shares	—	(75)	(1)	(1,774)	—	(1,775)
Tax benefit of stock option exercises	—	—	—	311	—	311
Non-cash compensation	—	—	—	194	—	194
Net income (restated, see Note 2)	—	—	—	—	5,039	5,039
Balance at September 30, 2004 (restated, see Note 2)	$—	5,207	$52	$62,565	$286	$62,903

The accompanying notes are an integral part of these Consolidated Financial Statements.

MOTHERS WORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended September 30,
	2004	2003	2002
	(Restated, See Note 2)
Cash Flows from Operating Activities
Net income	$5,039	$13,214	$10,400
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,270	12,930	11,789
Loss on impairment of long-lived assets	1,816	616	303
Loss on disposal of assets	1,223	647	185
Accretion of discount on notes	149	134	1,035
Deferred income tax provision	2,329	2,133	5,332
Tax benefit of stock option exercises	311	676	1,674
Amortization of deferred financing costs	415	387	1,670
Other	224	—	—
Changes in assets and liabilities:
Decrease (increase) in—
Trade receivables	(526)	2,454	70
Inventories	(8,238)	(7,675)	2,428
Prepaid expenses and other assets	(2,031)	(2)	(756)
Increase (decrease) in—
Accounts payable, accrued expenses and other current liabilities	(824)	6,739	(5,181)
Deferred rent and other non-current liabilities	4,099	3,886	2,107
Net cash provided by operating activities	18,256	36,139	31,056
Cash Flows from Investing Activities
Purchase of short-term investments	(54,075)	(51,200)	(11,900)
Proceeds from sale of short-term investments	52,675	54,550	3,550
Acquisition of iMaternity, net of cash acquired	—	—	574
Capital expenditures	(21,540)	(25,344)	(12,242)
Purchase of intangible assets	(80)	(175)	(201)
Net cash used in investing activities	(23,020)	(22,169)	(20,219)
Cash Flows from Financing Activities
Decrease in line of credit borrowings	—	—	(32,229)
Increase (decrease) in cash overdrafts	684	(1,777)	1,647
Proceeds from issuance of long-term debt, net of issuance costs	—	—	119,144
Repayment of long-term debt	(279)	(369)	(94,979)
Repayment of debt assumed in acquisition of iMaternity	—	—	(8,892)
Proceeds from issuance of common stock, net of issuance costs	—	—	28,633
Repurchase of common stock	(1,775)	(1,467)	—
Repurchase of warrants	—	—	(563)
Payout for redeemed Series A Preferred Stock	(1,362)	(1,310)	(9,716)
Repurchase of Series C Preferred Stock	—	—	(20,890)
Deferred financing costs	(44)	(242)	—
Payment of issuance costs of common stock	—	(210)	—
Proceeds from exercise of stock options and warrants	276	727	3,059
Net cash used in financing activities	(2,500)	(4,648)	(14,786)
Net (Decrease) Increase in Cash and Cash Equivalents	(7,264)	9,322	(3,949)
Cash and Cash Equivalents, Beginning of Year	15,731	6,409	10,358
Cash and Cash Equivalents, End of Year	$8,467	$15,731	$6,409

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

On October 17, 2001, the Company completed the acquisition of eSpecialty Brands, LLC, including its wholly-owned subsidiaries Dan Howard Industries, Inc., Mother’s Stores, Inc., Confecciones Acona S.A. and Maternity Factory Warehouse Centre, Inc. (collectively referred to as “iMaternity”).  This acquisition enabled the Company to expand into new geographic areas, and enhance its presence in areas already served (see Note 6).

In August 2002, the Company completed a public offering of 1,165,000 shares of its common stock (plus an additional 100,000 shares sold in the offering by certain selling stockholders) at a price of $27.00 per share and issued $125,000,000 of 111/4% senior notes due August 1, 2010 (the “New Senior Notes”).  The Company received cash proceeds from the equity offering, net of issuance costs, of approximately $28,400,000 (see Note 10).  The Company received cash proceeds from the debt offering of approximately $118,900,000, net of issuance discount of $1,600,000 and debt issuance costs (see Note 9).  In conjunction with the equity offering, certain selling stockholders exercised stock options, which resulted in additional cash proceeds of approximately $600,000.

2. RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

In May 2005, the Company completed a review of its historical lease accounting methods to determine whether these methods were in accordance with the views expressed by the Office of the Chief Accountant of the Securities and Exchange Commission (“SEC”) on February 7, 2005 in a letter to the American Institute of Certified Public Accountants and other recent interpretations regarding certain operating lease accounting issues and their application under accounting principles generally accepted in the United States of America (“GAAP”).  As a result of the Company’s review, it determined that, with regard to its method of accounting for leases, its historical methods of accounting for rent holidays and tenant improvement allowances, and of determining the amortization period for leasehold improvements for certain leased properties, were not in accordance with GAAP.  As a result, on May 10, 2005, the Company filed a Current Report on Form 8-K with the SEC announcing its decision to restate the previously issued consolidated financial statements contained in its Annual Report on Form 10-K for the year ended September 30, 2004 and the Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2004  (the “Restatement”).

A discussion of each of the aforementioned lease accounting matters is presented below:

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

2. RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The primary effects of the corrections are: (i) to accelerate the rent expense on properties the Company occupied before payment of rents was required (rent holidays); (ii) to increase depreciation and amortization expense and decrease store occupancy expense (both of which are components of selling, general and administrative expenses) to reflect the proper accounting for tenant improvement allowances; and (iii) to accelerate the amortization of leasehold improvements on those leased properties where the lease term is shorter than the estimated useful economic life of those assets.  The cumulative effect of these accounting changes is a reduction to retained earnings of $1,409,000 as of the beginning of fiscal 2002 and incremental decreases to retained earnings of $834,000, $736,000 and $388,000 for fiscal 2004, fiscal 2003 and fiscal 2002, respectively.  The Restatement decreased reported diluted earnings per share by $0.15, $0.13 and $0.09, for fiscal 2004, fiscal 2003 and fiscal 2002, respectively.  The restated consolidated financial statements reflect adjustments that have no impact on the Company’s previously reported sales or the Company’s compliance with any financial covenant under its revolving credit facility or other debt instruments.

The consolidated financial statements included in this Form 10-K/A have been restated to reflect the adjustments described above.  The following is a summary of the impact of the Restatement on (i) the consolidated balance sheets as of September 30, 2004 and 2003, (ii) the consolidated statements of operations for the three years ended September 30, 2004, and (iii) the consolidated statements of cash flows for the three years ended September 30, 2004.  In addition, for all periods restated, investments in auction rate securities have been reclassified from cash and cash equivalents to short-term investments in the consolidated balance sheets.  The reclassification was effected as the securities had stated maturities beyond three months but are priced and traded as short-term investments due to the liquidity provisions at specified interest rate reset dates, typically every 7, 28 or 35 days.

MOTHERS WORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share amounts)

CONSOLIDATED BALANCE SHEET *

	September 30, 2004
	As Reported	Adjustments	As Restated
Cash and cash equivalents	$12,867	$(4,400)	$8,467
Short-term investments	2,000	4,400	6,400
Property, plant and equipment, net	60,288	18,174	78,462
Deferred income taxes – non-current	11,504	1,813	13,317
Total other assets	67,499	1,813	69,312
Total assets	251,383	19,987	271,370

Accrued expenses and other current liabilities	30,561	3,935	34,496
Total current liabilities	50,628	3,935	54,563
Deferred rent and other non-current liabilities	6,856	19,419	26,275
Total liabilities	185,113	23,354	208,467
Retained earnings	3,653	(3,367)	286
Total stockholders’ equity	66,270	(3,367)	62,903
Total liabilities and stockholders’ equity	251,383	19,987	271,370

	September 30, 2003
	As Reported	Adjustments	As Restated
Cash and cash equivalents	$18,731	$(3,000)	$15,731
Short-term investments	2,000	3,000	5,000
Property, plant and equipment, net	57,811	15,569	73,380
Deferred income taxes – non-current	13,586	1,364	14,950
Total other assets	70,150	1,364	71,514
Total assets	246,603	16,933	263,536

Accrued expenses and other current liabilities	31,346	3,524	34,870
Total current liabilities	51,210	3,524	54,734
Deferred rent and other non-current liabilities	6,234	15,942	22,176
Total liabilities	185,212	19,466	204,678
Accumulated deficit	(2,220)	(2,533)	(4,753)
Total stockholders’ equity	61,391	(2,533)	58,858
Total liabilities and stockholders’ equity	246,603	16,933	263,536

MOTHERS WORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATED STATEMENT OF OPERATIONS *

	Year Ended September 30, 2004
	As Reported	Adjustments	As Restated
Selling, general and administrative expenses	$253,885	$1,283	$255,168
Operating income	24,553	(1,283)	23,270
Income before income taxes	9,788	(1,283)	8,505
Income tax provision	3,915	(449)	3,466
Net income	5,873	(834)	5,039
Net income available to common stockholders	5,873	(834)	5,039
Net income per share—Basic	1.13	(0.16)	0.97
Net income per share—Diluted	1.07	(0.15)	0.92

	Year Ended September 30, 2003
	As Reported	Adjustments	As Restated
Selling, general and administrative expenses	$230,104	$1,132	$231,236
Operating income	37,152	(1,132)	36,020
Income before income taxes	22,683	(1,132)	21,551
Income tax provision	8,733	(396)	8,337
Net income	13,950	(736)	13,214
Net income available to common stockholders	13,950	(736)	13,214
Net income per share—Basic	2.66	(0.14)	2.52
Net income per share—Diluted	2.47	(0.13)	2.34

	Year Ended September 30, 2002
	As Reported	Adjustments	As Restated
Selling, general and administrative expenses	$207,728	$597	$208,325
Operating income	33,742	(597)	33,145
Income before income taxes	17,266	(597)	16,669
Income tax provision	6,478	(209)	6,269
Net income	10,788	(388)	10,400
Net income available to common stockholders	6,846	(388)	6,458
Net income per share—Basic	1.75	(0.10)	1.65
Net income per share—Diluted	1.61	(0.09)	1.52

MOTHERS WORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONSOLIDATED STATEMENT OF CASH FLOWS *

	Year Ended September 30, 2004
	As Reported	Adjustments	As Restated
Cash Flows from Operating Activities
Net income	$5,873	$(834)	$5,039
Depreciation and amortization	10,212	4,058	14,270
Loss on impairment of long-lived assets	1,545	271	1,816
Loss on disposal of assets	1,285	(62)	1,223
Deferred income tax provision	2,778	(449)	2,329
Provision for deferred rent	606	(606)	—
Prepaid expenses and other assets	(1,945)	(86)	(2,031)
Accounts payable, accrued expenses and other current liabilities	(1,280)	456	(824)
Deferred rent and other non-current liabilities	—	4,099	4,099
Net cash provided by operating activities	11,409	6,847	18,256
Cash Flows from Investing Activities
Purchase of short-term investments	(3,500)	(50,575)	(54,075)
Proceeds from sale of short-term investments	3,500	49,175	52,675
Capital expenditures	(14,693)	(6,847)	(21,540)
Net cash used in investing activities	(14,773)	(8,247)	(23,020)
Net Decrease in Cash and Cash Equivalents	(5,864)	(1,400)	(7,264)

	Year Ended September 30, 2003
	As Reported	Adjustments	As Restated
Cash Flows from Operating Activities
Net income	$13,950	$(736)	$13,214
Depreciation and amortization	9,862	3,068	12,930
Loss on impairment of long-lived assets	545	71	616
Loss on disposal of assets	700	(53)	647
Deferred income tax provision	2,529	(396)	2,133
Provision for deferred rent	604	(604)	—
Prepaid expenses and other assets	(318)	316	(2)
Accounts payable, accrued expenses and other current liabilities	6,161	578	6,739
Deferred rent and other non-current liabilities	—	3,886	3,886
Net cash provided by operating activities	30,009	6,130	36,139
Cash Flows from Investing Activities
Purchase of short-term investments	(4,200)	(47,000)	(51,200)
Proceeds from sale of short-term investments	2,200	52,350	54,550
Capital expenditures	(19,214)	(6,130)	(25,344)
Net cash used in investing activities	(21,389)	(780)	(22,169)
Net Increase in Cash and Cash Equivalents	3,972	5,350	9,322

MOTHERS WORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended September 30, 2002
	As Reported	Adjustments	As Restated
Cash Flows from Operating Activities
Net income	$10,788	$(388)	$10,400
Depreciation and amortization	9,496	2,293	11,789
Loss on impairment of long-lived assets	250	53	303
Loss on disposal of assets	—	185	185
Deferred income tax provision	5,541	(209)	5,332
Provision for deferred rent	488	(488)	—
Prepaid expenses and other assets	627	(1,383)	(756)
Accounts payable, accrued expenses and other current liabilities	(5,589)	408	(5,181)
Deferred rent and other non-current liabilities	—	2,107	2,107
Net cash provided by operating activities	28,478	2,578	31,056
Cash Flows from Investing Activities
Purchase of short-term investments	—	(11,900)	(11,900)
Proceeds from sale of short-term investments	—	3,550	3,550
Capital expenditures	(9,839)	(2,403)	(12,242)
Proceeds from disposal of property, plant and equipment	175	(175)	—
Net cash used in investing activities	(9,291)	(10,928)	(20,219)
Net Increase (Decrease) in Cash and Cash Equivalents	4,401	(8,350)	(3,949)

* The tables include only those line items that have changed as a result of the Restatement and the reclassification related to auction rate securities.

Certain amounts in Notes 3, 5, 7,13, 15 and 19 have been restated to reflect the restatement adjustments described above.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

MOTHERS WORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The Company’s short-term investments as of September 30, 2004 and 2003 were classified as available-for-sale and consist exclusively of auction rate securities with the cost equal to the fair value.  These securities have liquidity provisions at specified interest rate reset dates, typically every 7, 28 or 35 days and the original maturity of the securities is beyond three months.  There were no realized gains or losses associated with these available-for-sale investments in fiscal 2004, 2003 or 2002.

MOTHERS WORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

During fiscal 2004, 2003 and 2002, the Company recorded write downs of long-lived assets totaling $1,816,000, $616,000 and $303,000, respectively, on a pre-tax basis.

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

MOTHERS WORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

A summary of changes in the carrying amount of goodwill for fiscal 2004 and 2003 is as follows (in thousands):

Goodwill at September 30, 2002	$52,677
Less: reduction of iMaternity acquisition reserves and acquired payables (see Note 5)	(2,288)
Goodwill at September 30, 2004 and 2003	$50,389

During fiscal 2003, the iMaternity purchase accounting reserves were reduced by $1,784,000, less a related tax effect of $625,000, and acquired payables were reduced by $1,129,000, resulting in a reduction to goodwill of $2,288,000 (see Note 6).

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

MOTHERS WORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

j.                    Deferred Financing Costs

Deferred financing costs (see Note 9) are amortized to interest expense over the term of the related debt using the effective interest method.  Amortization expense of deferred financing costs in fiscal 2004, 2003 and 2002 was $415,000, $387,000 and $1,670,000, of which $1,173,000 ($763,000 on an after-tax basis) of the fiscal 2002 figure represented accelerated amortization in connection with the repayment of senior notes.  Estimated amortization expense for the next five fiscal years of deferred financing costs as of September 30, 2004 is as follows (in thousands):

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

r.                   Accounting for Stock-Based Compensation

The Company accounts for stock-based compensation under the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretation.  The Company has adopted the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure”, but has elected to continue to measure compensation expense in accordance with APB Opinion No. 25.  Accordingly, no compensation expense for stock options has been recognized for stock option awards granted at fair market value.  Had the compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans in accordance with the provisions of SFAS No. 123, the Company’s net earnings and earnings per share would have been reduced to the pro forma amounts indicated below.  The effect of applying SFAS No. 123 in this pro forma disclosure is not indicative of future amounts.  SFAS No. 123 does not apply to options awarded prior to the fiscal year ended September 30, 1996.  Additional option awards are anticipated in future years (see Note 12).

	Year Ended September 30,
	2004	2003	2002
	(in thousands, except per share amounts) (Restated)
Net income available to common stockholders:
As restated	$5,039	$13,214	$6,458
Stock-based employee compensation expense included in the determination of net income as reported, net of tax	116	—	—
Deduct total stock-based employee compensation expense determined under fair value-based method for all awards, net of tax	(1,525)	(2,910)	(950)
Pro forma net income available to common stockholders	$3,630	$10,304	$5,508
Net income available to common stockholders per share—Basic:
As restated	$0.97	$2.52	$1.65
Pro forma	0.70	1.97	1.41
Net income net income available to common stockholders per share—Diluted:
As restated	$0.92	$2.34	$1.52
Pro forma	0.66	1.86	1.29

s.                   Earnings per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of outstanding common shares.  Diluted earnings per share is computed based upon the weighted average number of outstanding common shares, after giving effect to the potential dilutive effect from the assumed exercise of the common stock equivalents including stock options and warrants, as well as the assumed conversion of dilutive securities of the Company, including any convertible preferred stock and debt (see Note 10).

MOTHERS WORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

4. INVENTORIES

Inventories as of September 30 were comprised of the following (in thousands):

	2004	2003
Finished goods	$81,428	$73,583
Work-in-progress	3,317	2,778
Raw materials	7,998	8,144
	$92,743	$84,505

MOTHERS WORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment as of September 30 was comprised of the following (in thousands):

	2004	2003
	(Restated)
Land	$1,400	$1,400
Building and improvements	12,062	11,549
Furniture and equipment	47,748	42,349
Leasehold improvements	100,682	95,454
	161,892	150,752
Less: accumulated depreciation and amortization	(83,430)	(77,372)
	$78,462	$73,380

During fiscal 2004 and 2003, the Company recorded pre-tax charges under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” of $1,816,000 and $616,000, respectively, and during fiscal 2002, the Company recorded pre-tax charges under SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” of $303,000, related to the impairment of leasehold improvements and furniture and equipment at certain of its retail locations.

As of September 30, 2004, $1,200,000 of assets held for sale (not included above) relate to the manufacturing and warehouse facilities located in Costa Rica that were acquired in the purchase of iMaternity (see Note 6).  These facilities, shut down during fiscal 2002, are being marketed for sale, are not being depreciated and are separately reflected in the accompanying Consolidated Balance Sheets as “Assets Held for Sale.”

6. ACQUISITION

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

6. ACQUISITION (Continued)

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

6. ACQUISITION (Continued)

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

MOTHERS WORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

As of September 30, accrued expenses and other current liabilities were comprised of the following (in thousands):

	2004	2003
	(Restated)
Salaries, wages and employee benefits	$8,944	$8,089
Income taxes payable	1,344	1,991
Interest	2,358	2,356
Deferred rent	3,935	3,524
Sales taxes	2,458	2,306
Insurance	2,425	2,135
Rent	608	802
Audit and legal	1,671	2,368
Reserves recorded in iMaternity acquisition (Note 6)	850	1,593
Remaining payout for redeemed Series A Preferred Stock	1,052	2,414
Accrued store construction costs	1,514	1,991
Gift certificates and store credits	2,586	1,988
Other	4,751	3,313
	$34,496	$34,870

8. LINE OF CREDIT

On October 15, 2004, the Company entered into a new five-year $60,000,000 senior secured revolving credit facility (the “New Credit Facility”), which replaced the former $60 million credit facility that included a $56,000,000 borrowing base revolving line of credit.  The New Credit Facility will mature on October 15, 2009.  Upon the Company’s request and with the consent of the lender, permitted borrowings under the New Credit Facility may be increased up to an additional $15,000,000, in increments of $2,500,000, up to a maximum limit of $75,000,000.  Proceeds from advances under the New Credit Facility, with certain restrictions, may be used to provide financing for working capital, letters of credit, capital expenditures, debt prepayments, dividends, share repurchases and other general corporate purposes.  The Company paid certain closing fees in connection with the negotiation and execution of the New Credit Facility.  The Company also pays an unused line fee under the New Credit Facility and certain early termination fees if the new credit facility is terminated prior to its third anniversary.  The New Credit Facility contains various affirmative and negative covenants and representations and warranties.  There are no financial covenant requirements under the New Credit Facility unless either (i) Excess Availability (as defined in the agreement) falls below $10,000,000, or (ii) average Financial Covenant Adjusted Availability (as defined in the agreement) for any calendar month is less than $15,000,000.  If either of the events in item (i) or (ii) above occurs, the Company would be required to meet a certain minimum fixed charge coverage ratio (which increases from 1.00x during the first two years of the New Credit Facility to 1.10x during the fifth year of the New Credit Facility).  The New Credit Facility is secured by a security interest in the Company’s accounts receivable, inventory, real estate interests, letter of credit rights, cash, intangibles and certain other assets.  The interest rate on outstanding borrowings is equal to, at the Company’s election, either the lender’s prime rate or the lender’s LIBOR rate plus the applicable margin.  The applicable margin for LIBOR rate borrowings is variable, ranging from 1.25% to 1.75%, based upon

MOTHERS WORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. LINE OF CREDIT (Continued)

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

MOTHERS WORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. LONG-TERM DEBT

The following table summarizes the Company’s long-term debt as of September 30 (in thousands):

	2004	2003
11¼% senior notes due August 1, 2010 (net of unamortized discount)	$123,701	$123,552
Industrial Revenue Bond, interest is variable (1.7% as of September 30, 2004), principal due annually through September 1, 2020 (collateralized in full by a standby letter of credit)	3,075	3,200

Government Mortgage Notes:

Interest at 3.0%, principal due monthly until May 1, 2011 (collateralized by a second mortgage on certain property and equipment at the Company’s headquarters)	1,000	1,134
Interest at 2.0%, principal due monthly until March 1, 2011 (collateralized by certain equipment at the Company’s headquarters)	141	161
	127,917	128,047
Less: current portion	(288)	(279)
	$127,629	$127,768

Long-term debt maturities as of September 30, 2004 are as follows (in thousands):

Fiscal Year
2005	$288
2006	298
2007	313
2008	322
2009	337
2010 and thereafter	127,658
129,216
Less: unamortized discount	(1,299)
$127,917

In August 2002, the Company repurchased the outstanding $92,000,000 of 12 5/8% senior notes (the “Old Senior Notes”) with a portion of the proceeds from the issuance of $125,000,000 of 11¼% senior notes due 2010 (the “New Senior Notes”) and 1,165,000 shares of common stock (see Note 10).  The Company received net proceeds from the debt offering of approximately $118,900,000, net of issuance discount of approximately $1,600,000 and after deducting fees and expenses of the offering.  The Company used approximately $92,700,000 of the net proceeds from the debt offering for the repurchase of the Old Senior Notes, including accrued and unpaid interest and related fees and expenses.  In addition, the Company used approximately $2,600,000 of the net proceeds from the debt offering for the repayment of subordinated notes that had been issued in lieu of cash dividends on shares of Series A Preferred Stock previously converted into common stock.

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

The New Senior Notes are due August 1, 2010 and were issued at 98.719% of their face amount, resulting in an annual effective interest rate of 11.50%.  Interest on the New Senior Notes is payable semi-annually in cash on February 1 and August 1, commencing on February 1, 2003.  The New Senior Notes were issued by Mothers Work, are senior unsecured obligations of Mothers Work, and are unconditionally guaranteed on a senior basis by all of the Company’s domestic subsidiaries (see Note 15).  The New Senior Notes are redeemable at the Company’s option, in whole or in part at any time on or after August 1, 2006 at 105.625% of their face amount, plus accrued and unpaid interest, declining ratably to 100% of their face amount, plus accrued and unpaid interest, on or after August 1, 2009.  Additionally, prior to August 1, 2005, the Company may redeem, at its option, up to 35% of the aggregate principal amount of the New Senior Notes with the proceeds from equity offerings at 111.25% of their principal amount, plus accrued and unpaid interest, in accordance with the terms of the indenture of the New Senior Notes.  The New Senior Notes impose certain restrictions on the Company’s ability to, among other things, incur additional indebtedness, pay dividends, repurchase stock, and enter into other various types of transactions.

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

10. COMMON AND PREFERRED STOCK

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

MOTHERS WORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. COMMON AND PREFERRED STOCK (Continued)

In connection with the Rights Agreement dated March 17, 1997 (see Note 11), the Company authorized 10,000 shares of Series B Junior Participating Preferred Stock (the “Series B Preferred Stock”).  In fiscal 2003, the Board of Directors of the Company authorized an additional 290,000 shares of Series B Preferred Stock.  The Series B Preferred Stock can be purchased in units equal to one one-thousandth of a share (the “Series B Units”) under the terms of the Rights Agreement.  The holders of the Series B Units are entitled to receive dividends when and if declared on common stock. Series B Units are junior to the common stock for both dividends and liquidations.  Each Series B Unit votes as one share of common stock.

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

10. COMMON AND PREFERRED STOCK (Continued)

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

In March 2003, the Company’s Board of Directors approved a share repurchase program, under which it may repurchase up to $10,000,000 of the Company’s outstanding common stock from time to time until March 2005 (see Note 18).

11. RIGHTS AGREEMENT

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

On October 14, 2001, the Company amended its Rights Agreement to include Centre Partners and its affiliates as exempt persons under the terms of the Rights Agreement.  In addition, on June 4, 2002, the Company further amended the Rights Agreement to (i) increase the number of shares of Company

MOTHERS WORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. RIGHTS AGREEMENT (Continued)

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

12. STOCK OPTION PLANS AND WARRANTS

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

12. STOCK OPTION PLANS AND WARRANTS (Continued)

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

The weighted average fair value of the stock options granted during 2004, 2003 and 2002 was estimated to be $15.85, $23.35 and $8.41, respectively.  The weighted average fair value of each option granted is calculated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended September 30,
	2004	2003	2002
Dividend yield	none	none	none
Expected price volatility	62%	61%	60%
Risk-free interest rates	3.9%	3.8%	4.6%
Expected lives	8.1 years	8.1 years	8.1 years

The following table summarizes information about stock options outstanding as of September 30, 2004:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
			(in thousands)			(in thousands)
$7.40	to	$7.88	128	7.1	$7.66	61	$7.68
7.89	to	8.98	44	5.4	8.44	27	8.40
8.99	to	9.98	287	4.9	9.27	276	9.27
9.99	to	10.98	129	6.5	10.24	78	10.24
10.99	to	12.98	50	2.4	11.34	48	11.34
12.99	to	17.98	81	2.7	14.21	67	13.56
17.99	to	22.98	38	9.5	21.34	2	22.27
22.99	to	27.98	199	9.1	24.14	42	24.03
27.99	to	31.98	40	8.2	20.32	24	30.90
31.99	to	38.57	194	8.2	36.84	136	36.96
$7.40	to	$38.57	1,190	6.6	$17.67	761	$16.19

In conjunction with debt issued in the acquisition of A Pea in the Pod in 1995, the Company issued 140,123 warrants for the purchase of the Company’s common stock at $.01 per share.  These warrants were exercised on March 12, 2002.

In connection with the acquisition of iMaternity on October 17, 2001 (see Note 6), the Company issued to the sellers warrants to purchase 350,000 shares of the Company’s common stock at an exercise

MOTHERS WORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. STOCK OPTION PLANS AND WARRANTS (Continued)

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

13. INCOME TAXES

For the years ended September 30, income tax provisions were comprised of the following (in thousands):

	2004	2003	2002
	(Restated)
Current provision	$1,137	$6,204	$937
Deferred provision	2,329	2,133	5,332
	$3,466	$8,337	$6,269

The reconciliations of the statutory federal rate to the Company’s effective income tax rates for the years ended September 30, were as follows:

	2004	2003	2002
	(Restated)
Statutory federal tax rate	34.0%	35.0%	35.0%
State taxes, net of federal benefit	4.2	3.2	2.2
Other	2.6	0.5	0.4
	40.8%	38.7%	37.6%

MOTHERS WORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. INCOME TAXES (Continued)

The deferred tax effects of temporary differences giving rise to the Company’s net deferred tax assets as of September 30, were as follows (in thousands):

	2004	2003
	(Restated)
Deferred tax assets:
Net operating losses carryforwards	$1,919	$2,242
Depreciation	1,241	4,113
Deferred rent	10,480	8,908
Inventory reserves	672	550
Employee benefit accruals	1,823	1,722
Reserves recorded in iMaternity acquisition	298	558
Tax benefit on stock option exercises	291	256
Other accruals	705	1,042
Other	561	327
	17,990	19,718
Deferred tax liability:
Prepaid expenses	(13)	(113)
	$17,977	$19,605

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

14. COMMITMENTS AND CONTINGENCIES

The Company leases its retail facilities and certain equipment under various non-cancelable operating leases. Certain of these leases have renewal options.  Total rent expense under operating leases amounted to $73,690,000, $65,327,000 and $59,582,000 in fiscal 2004, 2003 and 2002, respectively.  Such amounts include contingent rentals based upon a percentage of sales totaling $388,000, $740,000 and $688,000 in fiscal 2004, 2003 and 2002, respectively.

MOTHERS WORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. COMMITMENTS AND CONTINGENCIES (Continued)

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

MOTHERS WORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. GUARANTOR SUBSIDIARIES (Continued)

Mothers Work, Inc.
Condensed Consolidating Balance Sheet (Restated)
September 30, 2004
(in thousands)

	Mothers Work (Parent Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries (Foreign Operations)	Consolidating Eliminations	Mothers Work Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$7,426	$44	$997	$—	$8,467
Short-term investments	6,400	—	—	—	6,400
Trade receivables	2,866	—	45	—	2,911
Inventories	91,029	—	1,714	—	92,743
Deferred income taxes	4,660	—	—	—	4,660
Prepaid expenses and other current assets	7,001	—	214	—	7,215
Total Current Assets	119,382	44	2,970	—	122,396
Property, Plant and Equipment, net	76,507	—	1,955	—	78,462
Assets Held for Sale	—	—	1,200	—	1,200
Other Assets	69,149	3	160	—	69,312
Investments in and Advances to (from) Affiliates	(1,085)	215,150	(4,823)	(209,242)	—
Total Assets	$263,953	$215,197	$1,462	$(209,242)	$271,370

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Line of credit borrowings	$—	$—	$—	$—	$—
Current portion of long-term debt	288	—	—	—	288
Accounts payable	19,760	19	—	—	19,779
Accrued expenses and other current liabilities	27,814	6,319	363	—	34,496
Total Current Liabilities	47,862	6,338	363	—	54,563
Long-Term Debt	127,629	—	—	—	127,629
Deferred Rent and Other Non-Current Liabilities	25,559	—	716	—	26,275
Total Liabilities	201,050	6,338	1,079	—	208,467
Total Stockholders’ Equity	62,903	208,859	383	(209,242)	62,903
Total Liabilities and Stockholders’ Equity	$263,953	$215,197	$1,462	$(209,242)	$271,370

MOTHERS WORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. GUARANTOR SUBSIDIARIES (Continued)

Mothers Work, Inc.
Condensed Consolidating Statement of Operations (Restated)
For the Year Ended September 30, 2004
(in thousands)

	Mothers Work (Parent Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries (Foreign Operations)	Consolidating Eliminations	Mothers Work Consolidated
Net sales	$510,751	$27,245	$7,300	$(27,245)	$518,051
Cost of goods sold	236,167	—	3,446	—	239,613
Gross profit	274,584	27,245	3,854	(27,245)	278,438
Selling, general and administrative expenses	278,702	165	3,546	(27,245)	255,168
Operating income (loss)	(4,118)	27,080	308	—	23,270
Interest income (expense), net	(24,564)	9,799	—	—	(14,765)
Equity in earnings of subsidiaries	37,187	—	—	(37,187)	—
Income before income taxes	8,505	36,879	308	(37,187)	8,505
Income tax provision	3,466	12,908	128	(13,036)	3,466
Net income	$5,039	$23,971	$180	$(24,151)	$5,039

MOTHERS WORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. GUARANTOR SUBSIDIARIES (Continued)

Mothers Work, Inc.
Condensed Consolidating Cash Flow Statement (Restated)
For the Year Ended September 30, 2004
(in thousands)

	Mothers Work (Parent Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries (Foreign Operations)	Consolidating Eliminations	Mothers Work Consolidated
Cash Flows from Operating Activities:
Net income	$5,039	$23,971	$180	$(24,151)	$5,039
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,067	—	203	—	14,270
Loss on impairment of long-lived assets	1,816	—	—	—	1,816
Loss on disposal of assets	1,223	—	—	—	1,223
Accretion of discount on notes	149	—	—	—	149
Deferred income tax provision	2,329	—	—	—	2,329
Tax benefit of stock option exercises	311	—	—	—	311
Amortization of deferred financing costs	415	—	—	—	415
Other	224	—	—	—	224
Changes in assets and liabilities:
Decrease (increase) in—
Trade receivables	(489)	—	(37)	—	(526)
Inventories	(7,808)	—	(430)	—	(8,238)
Prepaid expenses and other assets	(1,817)	—	(214)	—	(2,031)
Investments in and advances to (from) affiliates	(9,417)	(16,173)	1,439	24,151	—
Increase (decrease) in—
Accounts payable, accrued expenses and other current liabilities	6,857	(7,787)	106	—	(824)
Deferred rent and other non-current liabilities	3,539	—	560	—	4,099
Net cash provided by operating activities	16,438	11	1,807	—	18,256
Cash Flows from Investing Activities:
Purchase of short-term investments	(54,075)	—	—	—	(54,075)
Proceeds from sale of short-term investments	52,675	—	—	—	52,675
Capital expenditures	(20,317)	—	(1,223)	—	(21,540)
Purchase of intangible assets	(30)	—	(50)	—	(80)
Net cash used in investing activities	(21,747)	—	(1,273)	—	(23,020)
Cash Flows from Financing Activities:
Increase in cash overdrafts	684	—	—	—	684
Repayment of long-term debt	(279)	—	—	—	(279)
Repurchase of common stock	(1,775)	—	—	—	(1,775)
Payout for redeemed Series A Preferred Stock	(1,362)	—	—	—	(1,362)
Deferred financing costs	(44)	—	—	—	(44)
Proceeds from exercise of stock options and warrants	276	—	—	—	276
Net cash used in financing activities	(2,500)	—	—	—	(2,500)
Net Increase (Decrease) in Cash and Cash Equivalents	(7,809)	11	534	—	(7,264)
Cash and Cash Equivalents, Beginning of Year	15,235	33	463	—	15,731
Cash and Cash Equivalents, End of Year	$7,426	$44	$997	$—	$8,467

MOTHERS WORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. EMPLOYMENT AGREEMENTS

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

17. EMPLOYEE BENEFIT PLANS

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

MOTHERS WORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (RESTATED)

Quarterly financial results for the years ended September 30, 2004 and 2003 are as follows (in thousands, except per share amounts):

	Quarter Ended
Fiscal 2004	9/30/04	6/30/04	3/31/04	12/31/03

(As Reported)

Net sales	$120,995	$139,558	$125,803	$131,695
Gross profit	63,571	78,760	66,077	70,030
Net income (loss) available to common stockholders	(3,616)	6,991	444	2,054
Net income (loss) per share—Basic	(0.70)	1.34	0.09	0.39
Net income (loss) per share—Diluted	(0.70)	1.28	0.08	0.37

	Quarter Ended
Fiscal 2003	9/30/03	6/30/03	3/31/03	12/31/02
	(As Reported)
Net sales	$122,400	$132,403	$111,304	$126,340
Gross profit	65,936	75,697	58,980	66,643
Net income available to common stockholders	1,638	8,369	331	3,612
Net income per share—Basic	0.31	1.60	0.06	0.69
Net income per share—Diluted	0.29	1.50	0.06	0.63

	Quarter Ended
Fiscal 2004	9/30/04	6/30/04	3/31/04	12/31/03
	(As Restated)
Net sales	$120,995	$139,558	$125,803	$131,695
Gross profit	63,571	78,760	66,077	70,030
Net income(loss) available to common stockholders	(3,945)	6,818	251	1,915
Net income (loss) per share—Basic	(0.76)	1.31	0.05	0.37
Net income (loss) per share—Diluted	(0.76)	1.24	0.05	0.34

	Quarter Ended
Fiscal 2003	9/30/03	6/30/03	3/31/03	12/31/02
	(As Restated)
Net sales	$122,400	$132,403	$111,304	$126,340
Gross profit	65,936	75,697	58,980	66,643
Net income available to common stockholders	1,339	8,243	137	3,495
Net income per share—Basic	0.26	1.57	0.03	0.67
Net income per share—Diluted	0.24	1.48	0.02	0.61

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

MOTHERS WORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Under date of November 17, 2004, except as to Note 2, which is as of September 28, 2005, we reported on the consolidated balance sheets of Mothers Work, Inc. and subsidiaries as of September 30, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended September 30, 2004.  In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in the accompanying index.  This financial statement schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company has restated its consolidated financial statements as of September 30, 2004 and 2003 and for each of the years in the three-year period ended September 30, 2004.

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