Form 10-Q/A
period 2004-12-31
MOTHERS WORK INC
filed 2005-10-04
CIK 896985

United States
Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

MOTHERS WORK, INC. AND SUBSIDIARIES

EXPLANATORY NOTE

As previously disclosed in our Current Report on Form 8-K dated May 10, 2005, on May 5, 2005, the Audit Committee of our Board of Directors concluded that a restatement of our historical consolidated financial statements was necessary to correct errors resulting from our prior method of accounting for lease transactions.  After consultation with our independent registered public accounting firm, KPMG LLP, we determined, like many other publicly-held companies in the retail industry, that we would change our method of accounting for leases, including our method of accounting for tenant improvement allowances, rent holidays and amortization of leasehold improvements.  These changes are consistent with the views expressed by the Office of the Chief Accountant of the Securities and Exchange Commission (the “SEC”) on February 7, 2005 in a letter to the American Institute of Certified Public Accountants and other recent interpretations regarding certain operating lease accounting issues and their application under generally accepted accounting principles.  Accordingly, this Amendment No. 1 on Form 10-Q/A (the “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the three months ended December 31, 2004, initially filed with the SEC on February 9, 2005 (the “Original Filing”), is being filed to reflect restatements of (i) our consolidated balance sheet as of December 31, 2004 and (ii) our consolidated statements of operations and cash flows for the three months ended December 31, 2004 and 2003, and the notes related thereto (the “Restatement”).  The restated consolidated financial statements reflect adjustments that will not have any impact on our previously reported sales, comparable sales or our compliance with any financial covenant under our revolving credit facility or other debt instruments.  For a more detailed description of the Restatement, see Note 2, “Restatement of Consolidated Financial Statements,” of the notes to the accompanying consolidated financial statements in this Form 10-Q/A and the section entitled “Restatement of Prior Financial Information” in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q/A.

For the convenience of the reader, this Form 10-Q/A sets forth both the amended and restated items, as well as unchanged information from the Original Filing in its entirety.  However, this Form 10-Q/A only amends and restates Part I, Items 1, 2, and 4 of the Original Filing to reflect the Restatement.  The foregoing items have not been updated to reflect other events occurring after the Original Filing or to modify or update any other disclosures affected by subsequent events.  Information not affected by the Restatement is unchanged and reflects the disclosures made at the time of the Original Filing.  Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the SEC subsequent to the Original Filing, including any amendments to those filings.  In addition, Part II, Item 6 of the Original Filing has been amended to contain currently dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.  The certifications of our Chief Executive Officer and Chief Financial Officer are attached to this Form 10-Q/A as Exhibits 31.1, 31.2, 32.1 and 32.2 respectively.

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

MOTHERS WORK, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	December 31, 2004	September 30, 2004
	(Restated, See Note 2)
ASSETS
Current Assets:
Cash and cash equivalents	$14,691	$8,467
Short-term investments	2,500	6,400
Trade receivables, net	4,679	4,382
Inventories	98,113	92,743
Deferred income taxes	4,705	4,660
Prepaid expenses and other current assets	4,147	5,744
Total Current Assets	128,835	122,396
Property, Plant and Equipment, net	81,479	78,462
Assets Held for Sale	1,200	1,200
Other Assets:
Goodwill	50,389	50,389
Deferred financing costs, net of accumulated amortization of $1,402 and $1,267	4,116	3,665
Other intangible assets, net of accumulated amortization of $2,487 and $2,476	895	946
Deferred income taxes	13,520	13,317
Other non-current assets	567	995
Total Other Assets	69,487	69,312
Total Assets	$281,001	$271,370

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Line of credit borrowings	$—	$—
Current portion of long-term debt	728	288
Accounts payable	23,145	19,779
Accrued expenses and other current liabilities	39,033	34,496
Total Current Liabilities	62,906	54,563
Long-Term Debt	128,585	127,629
Deferred Rent and Other Non-Current Liabilities	26,694	26,275
Total Liabilities	218,185	208,467

Commitments and Contingencies (Note 10)

Stockholders’ Equity:
Preferred Stock, 2,000,000 shares authorized
Series A cumulative convertible preferred stock, $.01 par value; 41,000 shares authorized, none outstanding	—	—
Series B junior participating preferred stock, $.01 par value; 300,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value; 20,000,000 shares authorized, 5,226,875 and 5,207,081 shares issued and outstanding, respectively	52	52
Additional paid-in capital	62,725	62,565
Retained earnings	39	286
Total Stockholders’ Equity	62,816	62,903
Total Liabilities and Stockholders’ Equity	$281,001	$271,370

The accompanying notes are an integral part of these Consolidated Financial Statements.

MOTHERS WORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended December 31,
	2004	2003
	(Restated, See Note 2)

Net sales	$133,619	$131,695
Cost of goods sold	63,206	61,665
Gross profit	70,413	70,030
Selling, general and administrative expenses	67,070	63,129
Operating income	3,343	6,901
Interest expense, net	(3,755)	(3,691)
Income (loss) before income taxes	(412)	3,210
Income tax provision (benefit)	(165)	1,295
Net income (loss)	$(247)	$1,915

Net income (loss) per share—Basic	$(0.05)	$0.37
Average shares outstanding—Basic	5,216	5,234
Net income (loss) per share—Diluted	$(0.05)	$0.34
Average shares outstanding—Diluted	5,216	5,559

The accompanying notes are an integral part of these Consolidated Financial Statements.

MOTHERS WORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended December 31,
	2004	2003
	(Restated, See Note 2)
Cash Flows from Operating Activities
Net income (loss)	$(247)	$1,915
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,722	3,438
Loss on impairment of long-lived assets	585	137
Loss on disposal of assets	253	61
Accretion of discount on senior notes	40	36
Deferred income tax benefit	(248)	(112)
Tax benefit of stock option exercises	45	38
Amortization of deferred financing costs	135	99
Changes in assets and liabilities:
Decrease (increase) in —
Trade receivables	(297)	(269)
Inventories	(5,370)	3,727
Prepaid expenses and other current assets	2,025	115
Increase (decrease) in —
Accounts payable, accrued expenses and other current liabilities	5,312	(1,882)
Deferred rent and other non-current liabilities	419	1,987
Net cash provided by operating activities	6,374	9,290
Cash Flows from Investing Activities
Purchase of short-term investments	(2,500)	(8,050)
Proceeds from sale of short-term investments	6,400	100
Capital expenditures	(6,238)	(5,130)
Purchase of intangible assets	(5)	(8)
Net cash used in investing activities	(2,343)	(13,088)

Cash Flows from Financing Activities
Increase in cash overdrafts	3,120	2,329
Repayment of long-term debt	(83)	(38)
Repurchase of common stock	—	(392)
Payout of redeemed Series A Preferred Stock	(373)	(324)
Deferred financing costs	(586)	—
Proceeds from exercise of stock options and warrants	115	69
Net cash provided by financing activities	2,193	1,644
Net Increase (Decrease) in Cash and Cash Equivalents	6,224	(2,154)
Cash and Cash Equivalents, Beginning of Period	8,467	15,731
Cash and Cash Equivalents, End of Period	$14,691	$13,577

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$62	$212
Cash paid for income taxes	$137	$2,188
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Purchase of equipment under capital lease obligations	$1,438	$—

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

The consolidated financial statements included in this Form 10-Q/A have been restated to reflect the adjustments described above.  The following is a summary of the impact of the Restatement on (i) the consolidated balance sheets as of December 31, 2004 and September 30, 2004, (ii) the consolidated statements of operations for the three months ended December 31, 2004 and 2003, and (iii) the consolidated statements of cash flows for the three months ended December 31, 2004 and 2003. In addition, for September 30, 2004, investments in auction rate securities have been reclassified from cash and cash equivalents to short-term investments in the consolidated balance sheet.  The reclassification was effected as the securities had stated maturities beyond three months but are priced and traded as short-term investments due to the liquidity provisions at specified interest rate reset dates, typically every 7, 28 or 35 days.

(in thousands, except per share amounts)

CONSOLIDATED BALANCE SHEET *

	December 31, 2004
	As Reported	Adjustments	As Restated
Property, plant and equipment, net	$63,423	$18,056	$81,479
Deferred income taxes – non-current	11,504	2,016	13,520
Total other assets	67,471	2,016	69,487
Total assets	260,929	20,072	281,001

Accrued expenses and other current liabilities	35,251	3,782	39,033
Total current liabilities	59,124	3,782	62,906
Deferred rent and other non-current liabilities	6,733	19,961	26,694
Total liabilities	194,442	23,743	218,185
Retained earnings	3,710	(3,671)	39
Total stockholders’ equity	66,487	(3,671)	62,816
Total liabilities and stockholders’ equity	260,929	20,072	281,001

	September 30, 2004
	As Reported	Adjustments	As Restated
Cash and cash equivalents	$12,867	$(4,400)	$8,467
Short-term investments	2,000	4,400	6,400
Property, plant and equipment, net	60,288	18,174	78,462
Deferred income taxes – non-current	11,504	1,813	13,317
Total other assets	67,499	1,813	69,312
Total assets	251,383	19,987	271,370

Accrued expenses and other current liabilities	30,561	3,935	34,496
Total current liabilities	50,628	3,935	54,563
Deferred rent and other non-current liabilities	6,856	19,419	26,275
Total liabilities	185,113	23,354	208,467
Retained earnings	3,653	(3,367)	286
Total stockholders’ equity	66,270	(3,367)	62,903
Total liabilities and stockholders’ equity	251,383	19,987	271,370

CONSOLIDATED STATEMENTS OF OPERATIONS *

	Three Months Ended December 31, 2004
	As Reported	Adjustments	As Restated
Selling, general and administrative expenses	$66,563	$507	$67,070
Operating income	3,850	(507)	3,343
Income (loss) before income taxes	95	(507)	(412)
Income tax provision (benefit)	38	(203)	(165)
Net income (loss)	57	(304)	(247)
Net income (loss) per share—Basic	0.01	(0.06)	(0.05)
Net income (loss) per share—Diluted	0.01	(0.06)	(0.05)

	Three Months Ended December 31, 2003
	As Reported	Adjustments	As Restated
Selling, general and administrative expenses	$62,915	$214	$63,129
Operating income	7,115	(214)	6,901
Income before income taxes	3,424	(214)	3,210
Income tax provision	1,370	(75)	1,295
Net income	2,054	(139)	1,915
Net income per share—Basic	0.39	(0.02)	0.37
Net income per share—Diluted	0.37	(0.03)	0.34

CONSOLIDATED STATEMENT OF CASH FLOWS *

	Three Months Ended December 31, 2004
	As Reported	Adjustments	As Restated
Cash Flows from Operating Activities
Net income (loss)	$57	$(304)	$(247)
Depreciation and amortization	2,623	1,099	3,722
Loss on impairment of long-lived assets	458	127	585
Loss on disposal of assets	263	(10)	253
Deferred income tax benefit	(45)	(203)	(248)
Provision for deferred rent	243	(243)	—
Prepaid expenses and other assets	2,249	(224)	2,025
Accounts payable, accrued expenses and other current liabilities	5,089	223	5,312
Deferred rent and other non-current liabilities	—	419	419
Net cash provided by operating activities	5,490	884	6,374
Cash Flows from Investing Activities
Capital expenditures	(5,354)	(884)	(6,238)
Net cash used in investing activities	(1,459)	(884)	(2,343)
Net Increase in Cash and Cash Equivalents	6,224	—	6,224

	Three Months Ended December 31, 2003
	As Reported	Adjustments	As Restated
Cash Flows from Operating Activities
Net income	$2,054	$(139)	$1,915
Depreciation and amortization	2,487	951	3,438
Loss on impairment of long-lived assets	142	(5)	137
Loss on disposal of assets	77	(16)	61
Deferred income tax benefit	(38)	(74)	(112)
Provision for deferred rent	159	(159)	—
Trade receivables	(85)	(184)	(269)
Prepaid expenses and other assets	787	(672)	115
Accounts payable, accrued expenses and other current liabilities	(1,688)	(194)	(1,882)
Deferred rent and other non-current liabilities	—	1,987	1,987
Net cash provided by operating activities	7,795	1,495	9,290
Cash Flows from Investing Activities
Capital expenditures	(3,635)	(1,495)	(5,130)
Net cash used in investing activities	(11,593)	(1,495)	(13,088)
Net Decrease in Cash and Cash Equivalents	(2,154)	—	(2,154)

* The tables include only those line items that have changed as a result of the Restatement.

Certain amounts in Notes 3, 4, 6 and 9 have been restated to reflect the restatement adjustments described above.

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

The following table summarizes the Basic EPS and Diluted EPS calculation (in thousands, except per share amounts):

	Three Months Ended December 31, 2004			Three Months Ended December 31, 2003
	(As Restated – See Note 2)			(As Restated – See Note 2)
	Net Loss	Shares	EPS	Net Income	Shares	EPS
Basic EPS	$(247)	5,216	$(0.05)	$1,915	5,234	$0.37
Incremental shares from the assumed exercise of outstanding stock options and warrants	—	—		—	325

Diluted EPS	$(247)	5,216	$(0.05)	$1,915	5,559	$0.34

Options to purchase 272,250 shares were outstanding as of December 31, 2003, but were not included in the computation of Diluted EPS as their effect would have been antidilutive.  For the three months ended December 31, 2004, since the Company incurred a loss for this period, all of the outstanding stock options and warrants were excluded from the calculation of Diluted EPS as their effect would have been antidilutive.  These options and warrants could potentially dilute EPS in the future.

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

4.              STOCK-BASED COMPENSATION

The Company follows the intrinsic value method of accounting for stock-based employee compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations (see Note 8).  The following tables illustrate the effect on net income and earnings per share if the Company had accounted for its stock option plans using the fair value method of accounting under SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (in thousands, except per share amounts):

		Three Months Ended December 31,
		2004	2003
		(As Restated – See Note 2)
Net income (loss)		$(247)	$1,915
Deduct:	Total stock-based employee compensation expense determined under the fair value based method for all grants, net of tax	(727)	(482)
Pro forma net income (loss)		$(974)	$1,433

Basic EPS:
As restated		$(0.05)	$0.37
Pro forma net income (loss)		$(0.19)	$0.27

Diluted EPS:
As restated		$(0.05)	$0.34
Pro forma net income (loss)		$(0.19)	$0.26

In December 2004, the FASB revised SFAS No. 123, by issuing SFAS 123(R), “Share-Based Payment”-see Note 8.

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

The weighted average fair value of the options granted during the three months ended December 31, 2004 and 2003 is estimated at $8.60 and $16.04 per share, respectively.  The weighted average fair value is calculated based on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended December 31,
	2004	2003
Dividend yield	none	none
Expected price volatility	59.8%	62.7%
Risk-free interest rates	4.0%	3.3%
Expected lives	8.1 years	8.3 years

5.              INVENTORIES

Inventories were comprised of the following (in thousands):

	December 31, 2004	September 30, 2004
Finished goods	$86,186	$81,428
Work-in-progress	3,854	3,317
Raw materials	8,073	7,998
	$98,113	$92,743

6.                 ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities were comprised of the following (in thousands):

	December 31, 2004	September 30, 2004
	(As Restated – See Note 2)
Salaries, wages, and employee benefits	$7,461	$8,944
Income taxes payable	1,245	1,344
Interest	5,896	2,358
Deferred rent	3,782	3,935
Sales taxes	2,977	2,458
Insurance	2,866	2,425
Rent	703	608
Audit and legal	1,658	1,671
Reserves recorded in the iMaternity acquisition (Note 7)	624	850
Remaining payout for redemption of Series A Preferred Stock	679	1,052
Accrued store construction costs	919	1,514
Gift certificates and store credits	5,131	2,586
Other	5,092	4,751
	$39,033	$34,496

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

8.              NEW ACCOUNTING PRONOUNCEMENTS

SFAS No. 123(R).  In December 2004, the FASB revised SFAS No. 123 by issuing SFAS No. 123(R), “Share-Based Payment.” SFAS No. 123(R) replaces SFAS No. 123 and APB Opinion No. 25 and establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services.  SFAS No. 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements, measured by the fair value of the equity or liability instruments issued, and is effective as of the first reporting period that begins after June 15, 2005 for public entities that do not file as small business issuers.  The Company has previously disclosed the pro forma impact on its earnings of adopting the fair value method of accounting for stock based compensation under SFAS No. 123 in notes to its consolidated financial statements for the years ended September 30, 2002, 2003 and 2004 and the pro forma impact on the three months ended December 31, 2004 is shown in Note 4 above.  The fair value-based method of SFAS No. 123 is similar in most respects to the fair value-based method under SFAS No. 123(R), however, certain transition rules of SFAS No. 123(R) may affect the impact on the Company’s consolidated financial position or results of operations.  Such impact, if any, on the Company’s consolidated financial position or results of operations has not yet been determined.

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

Mothers Work, Inc.

Condensed Consolidating Balance Sheet (Restated)

December 31, 2004

(in thousands)

(unaudited)

	Mothers Work (Parent Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries (Foreign Operations)	Consolidating Eliminations	Mothers Work Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$14,110	$38	$543	$—	$14,691
Short-term investments	2,500	—	—	—	2,500
Trade receivables	4,616	—	63	—	4,679
Inventories	96,315	—	1,798	—	98,113
Deferred income taxes	4,705	—	—	—	4,705
Prepaid expenses and other current assets	3,880	—	267	—	4,147
Total Current Assets	126,126	38	2,671	—	128,835
Property, Plant and Equipment, net	79,275	—	2,204	—	81,479
Assets Held for Sale	—	—	1,200	—	1,200
Other Assets	69,320	3	164	—	69,487
Investments in and Advances to (from) Affiliates	1,422	218,807	(4,364)	(215,865)	—
Total Assets	$276,143	$218,848	$1,875	$(215,865)	$281,001

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Line of credit borrowings	$—	$—	$—	$—	$—
Current portion of long-term debt	728	—	—	—	728
Accounts payable	23,119	26	—	—	23,145
Accrued expenses and other current liabilities	35,085	3,487	461	—	39,033
Total Current Liabilities	58,932	3,513	461	—	62,906
Long-Term Debt	128,585	—	—	—	128,585
Deferred Rent and Other Non-Current Liabilities	25,810	—	884	—	26,694
Total Liabilities	213,327	3,513	1,345	—	218,185

Total Stockholders’ Equity	62,816	215,335	530	(215,865)	62,816
Total Liabilities and Stockholders’ Equity	$276,143	$218,848	$1,875	$(215,865)	$281,001

Mothers Work, Inc.

Consolidating Statement of Operations (Restated)

For The Three Months Ended December 31, 2004

(in thousands)

(unaudited)

	Mothers Work (Parent Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries (Foreign Companies)	Consolidating Eliminations	Mothers Work Consolidated
Net sales	$130,683	$7,036	$2,936	$(7,036)	$133,619
Cost of goods sold	61,888	—	1,318	—	63,206
Gross profit	68,795	7,036	1,618	(7,036)	70,413
Selling, general and administrative expenses	72,673	63	1,370	(7,036)	67,070
Operating income (loss)	(3,878)	6,973	248	—	3,343
Interest income (expense), net	(6,745)	2,990	—	—	(3,755)
Equity in earnings of subsidiaries	10,211	—	—	(10,211)	—
Income (loss) before income taxes	(412)	9,963	248	(10,211)	(412)
Income tax provision (benefit)	(165)	3,487	101	(3,588)	(165)
Net income (loss)	$(247)	$6,476	$147	$(6,623)	$(247)

Mothers Work, Inc.

Consolidating Cash Flow Statement (Restated)

For The Three Months Ended December 31, 2004

(in thousands)

(unaudited)

	Mothers Work (Parent Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries (Foreign Companies)	Consolidating Eliminations	Mothers Work Consolidated
Cash Flows from Operating Activities:
Net income (loss)	$(247)	$6,476	$147	$(6,623)	$(247)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,640	—	82	—	3,722
Loss on impairment of long-lived assets	585	—	—	—	585
Loss on disposal of assets	253	—	—	—	253
Accretion of discount on senior notes	40	—	—	—	40
Deferred income tax benefit	(248)	—	—	—	(248)
Tax benefit of stock option exercises	45	—	—	—	45
Amortization of deferred financing costs	135	—	—	—	135
Changes in assets and liabilities:
Decrease (increase) in—
Trade receivables	(279)	—	(18)	—	(297)
Inventories	(5,286)	—	(84)	—	(5,370)
Prepaid expenses and other current assets	2,078	—	(53)	—	2,025
Investments in and advances to (from) affiliates	(2,507)	(3,657)	(459)	6,623	—
Increase (decrease) in—
Accounts payable, accrued expenses and other current liabilities	8,039	(2,825)	98	—	5,312
Deferred rent and other non-current liabilities	251	—	168	—	419
Net cash provided by operating activities	6,499	(6)	(119)	—	6,374
Cash Flows from Investing Activities:
Purchase of short-term investments	(2,500)	—	—	—	(2,500)
Proceeds of sale from short-term investments	6,400	—	—	—	6,400
Capital expenditures	(5,907)	—	(331)	—	(6,238)
Purchase of intangible assets	(1)	—	(4)	—	(5)
Net cash used in investing activities	(2,008)	—	(335)	—	(2,343)
Cash Flows from Financing Activities:
Increase in cash overdrafts	3,120	—	—	—	3,120
Repayment of long-term debt	(83)	—	—	—	(83)
Payout for redeemed Series A Preferred Stock	(373)	—	—	—	(373)
Deferred financing costs	(586)				(586)
Proceeds from exercise of stock options	115	—	—	—	115
Net cash provided by financing activities	2,193	—	—	—	2,193
Net Increase (Decrease) in Cash and Cash Equivalents	6,684	(6)	(454)	—	6,224
Cash and Cash Equivalents, Beginning of Period	7,426	44	997	—	8,467
Cash and Cash Equivalents, End of Period	$14,110	$38	$543	$—	$14,691

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

The primary effects of the corrections are: (i) to accelerate the rent expense on properties the Company occupied before payment of rents was required (rent holidays); (ii) to increase depreciation and amortization expense and decrease store occupancy expense (both of which are components of selling, general and administrative expenses) to reflect the proper accounting for tenant improvement allowances; and (iii) to accelerate the amortization of leasehold improvements on those leased properties where the lease term is shorter than the estimated useful economic life of those assets.  The cumulative effect of these accounting changes is a reduction to retained earnings of $2.5 million as of the beginning of fiscal 2004 and incremental decreases to retained earnings of $0.8 million and $0.3 million for fiscal 2004 and the first quarter of fiscal 2005, respectively.  The Restatement decreased reported diluted earnings per share by $0.15 and $0.06, respectively, for fiscal 2004 and the first quarter of fiscal 2005.  The restated financial statements reflect adjustments that have no impact on the Company’s previously reported sales, comparable sales or the Company’s compliance with any financial covenant under its revolving credit facility or other debt instruments.

The consolidated financial statements included in this Form 10-Q/A have been restated to reflect the adjustments described above.  See Note 2 of the Notes to Consolidated Financial Statements included in this Form 10-Q/A for a summary of the impact of the Restatement on (i) the consolidated balance sheets as of December 31, 2004 and September 30, 2004, (ii) the consolidated statements of operations for the three months ended December 31, 2004 and 2003, and (iii) the consolidated statements of cash flows for the three months ended December 31, 2004 and 2003.

Results of Operations

The following tables set forth certain operating data as a percentage of net sales and as a percentage change for the three months ended December 31:

	% of Net Sales (1)		% Increase (Decrease)
	2004	2003	2004 vs. 2003
	(Restated)		(Restated)
Net sales	100.0%	100.0%	1.5%
Cost of goods sold	47.3	46.8	2.5
Gross profit	52.7	53.2	0.5
Selling, general and administrative expenses	50.2	47.9	6.2
Operating income	2.5	5.2	(51.6)
Interest expense, net	2.8	2.8	1.7
Income (loss) before income taxes	(0.3)	2.4	(112.8)
Income tax provision (benefit)	(0.1)	1.0	(112.7)
Net income (loss)	(0.2)%	1.5%	(112.9)

(1) Components may not add to total due to rounding.

The following table sets forth certain information concerning the number of our stores and leased departments for the three months ended December 31:

	2004			2003
	Stores	Leased Departments	Total Retail Locations	Stores	Leased Departments	Total Retail Locations
Beginning of period	883	232	1,115	851	155	1,006
Opened	12	1	13	24	3	27
Closed	(15)	(2)	(17)	(5)	(1)	(6)
End of period	880	231	1,111	870	157	1,027

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

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses for the first quarter of fiscal 2005 increased by 6.2%, or approximately $4.0 million, to $67.1 million from $63.1 million for the first quarter of fiscal 2004.  Compared to the first quarter of fiscal 2004, store rent and related expenses increased by $1.9 million, primarily resulting from our new store openings.  As a percentage of net sales, selling, general and administrative expenses increased to 50.2% for the first quarter of fiscal 2005 compared to 47.9% for the first quarter of fiscal 2004.  This increase resulted primarily from an increased store occupancy expense ratio and, to a lesser extent, an increased store payroll expense ratio, each resulting from the 4.2% decrease in comparable store sales for the quarter, partially offset by a lower employee benefits expense ratio.  In addition, we incurred charges relating to store closings of $0.6 million for the first quarter of fiscal 2005 versus $0.3 million for the first quarter of fiscal 2004, and incurred impairment charges for write-downs of store long-lived assets of $0.6 million for the first quarter of fiscal 2005 versus $0.1 million for the first quarter of fiscal 2004.

Operating Income.  Our operating income for the first quarter of fiscal 2005 decreased by 51.6%, or $3.6 million, to $3.3 million from $6.9 million for the first quarter of fiscal 2004, due to higher selling, general and administrative expenses which more than offset the impact of increased sales volume and gross profit.  Operating income as a percentage of net sales for the first quarter of fiscal 2005 decreased to 2.5% from 5.2% for the first quarter of fiscal 2004 due to our increased operating expense ratio and, to a much lesser extent, decreased gross margin.

Interest Expense, Net.  Our net interest expense for the first quarter of fiscal 2005 increased by 1.7%, or $0.1 million, to $3.8 million from $3.7 million for the first quarter of fiscal 2004.  The increase in net interest expense for the first quarter of fiscal 2005 reflects decreased interest income, due to a smaller average balance of cash and short-term investments, and increased amortization expense of deferred financing costs related to our new credit facility entered into in October 2004.  During the quarters ended December 31, 2004 and 2003, we did not have any direct borrowings under either our former or new credit facilities.

Income Tax Provision.  Our effective tax rate was a benefit of 40.0% for the first quarter of fiscal 2005 and a provision of 40.3% for the first quarter of fiscal 2004.  We expect our effective tax rate for the full year fiscal 2005 to be 40.0%, equal to our effective tax rate for the full year fiscal 2004.

Net Income (Loss).  Net loss for the first quarter of fiscal 2005 was $0.2 million, or $(0.05) per share (diluted) compared to net income of $1.9 million, or $0.34 per share (diluted) for the first quarter of fiscal 2004, representing a 112.9% decrease in net income and a 114.7% decrease in diluted earnings per share.

Our average diluted shares outstanding of 5,216,000 for the first quarter of fiscal 2005 was 6.2% lower than the 5,559,000 average diluted shares outstanding for the first quarter of fiscal 2004.  Since we incurred a loss for the first quarter of fiscal 2005, all of the outstanding stock options and warrants were excluded from the calculation of Diluted EPS as their effect would have been antidilutive.  These options and warrants could potentially dilute EPS in the future.  Additionally, as of December 31, 2004, we have repurchased 142,269 shares of our common stock pursuant to our share repurchase program.  We did not repurchase any shares of our common stock during the first quarter of fiscal 2005.

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

Cash and cash equivalents increased by $6.2 million during the first quarter of fiscal 2005 compared to a decrease of $2.2 million for the first quarter of fiscal 2004.  Cash provided by operations decreased by $2.9 million to $6.4 million for the first quarter of fiscal 2005 from $9.3 million for the first quarter of fiscal 2004.  This decrease in cash provided by operations was primarily the result of decreased net income, as well as less cash generated from operating working capital compared to the first quarter of fiscal 2004.  During the first quarter of fiscal 2005, we used our cash provided by operations primarily to pay for capital expenditures.  During the first quarter of fiscal 2004, we used our cash provided by operations to pay for capital expenditures and to increase our short-term investments.

For the first quarter of fiscal 2005, we spent $6.2 million on capital expenditures, including $4.8 million for leasehold improvements, fixtures and equipment principally for new store facilities, as well as improvements to existing stores, and $1.4 million for our distribution and corporate facilities and information systems.  This compares to $5.1 million in capital expenditures for the first quarter of fiscal 2004, of which $4.0 million was spent for new store facilities and improvement to existing stores and retail locations, and $1.1 million for our distribution and corporate facilities and information systems.  The increase in capital expenditures was primarily due to increased expenditures compared to last year for new store openings, primarily due to multi-brand store openings, as well as increased expenditures for store relocations and expansions, and improvements to existing stores.

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

Our significant accounting policies were described in Note 3 of “Notes to Consolidated Financial Statements” contained in our Annual Report on Form 10-K/A for the fiscal year ended September 30, 2004.  We believe that the following discussion addresses our critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  If actual results were to differ significantly from estimates made, future reported results could be materially affected.  However, we are not currently aware of any reasonably likely events or circumstances that would result in materially different results.

Our senior management has reviewed these critical accounting policies and estimates and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations with the Audit Committee of our Board of Directors.

Inventories. We value our inventories, which consist primarily of maternity apparel, at the lower of cost or market. Cost is determined on the first-in, first-out method (FIFO) and includes the cost of merchandise, freight, duty, agent commissions and broker fees.  A periodic review of inventory quantities on hand is performed in order to determine if inventory is properly valued at the lower of cost or market.  Factors related to current inventories such as future consumer demand and fashion trends, current aging, current analysis of merchandise based on receipt date, current and anticipated retail markdowns or wholesale discounts, and class or type of inventory are analyzed to determine estimated net realizable values.  Criteria utilized by the Company to quantify aging trends include factors such as the amount of merchandise received within the past twelve months, merchandise received more than one year before with quantities on-hand in excess of 12 months of sales, and merchandise currently selling below cost.  A provision is recorded to reduce the cost of inventories to the estimated net realizable values, if required. Inventories as of December 31, 2004 and September 30, 2004 totaled $98.1 million and $92.7 million, respectively, representing approximately 34.9% and 34.2% of total assets, respectively.  Given the significance of inventories to our consolidated financial statements, the determination of net realizable values is considered to be a critical accounting estimate.  Any significant unanticipated changes in the factors noted above could have a significant impact on the value of our inventories and our reported operating results.

Long-Lived Assets.  Our long-lived assets consist principally of store leasehold improvements and are included in the “Property, Plant and Equipment, net” line item in our consolidated balance sheets.  These long-lived assets are recorded at cost and are amortized using the straight-line method over the shorter of the lease term or their estimated useful life, generally ten years.  Net property, plant and equipment as of December 31, 2004 and September 30, 2004 totaled $81.5 million and $78.5 million, respectively, representing approximately 29.0% and 28.9% of total assets, respectively.

In assessing potential impairment of these assets, we periodically evaluate the historical and forecasted operating results and cash flows on a store-by-store basis.  Newly opened stores may take time to generate positive operating and cash flow results.  Factors such as (i) store type, that is, company store or leased department, (ii) store concept, that is, Motherhood, Mimi Maternity, A Pea in the Pod or Destination Maternity, (iii) store location, for example, urban area versus suburb, (iv) current marketplace awareness of our brands, (v) local customer demographic data, (vi) anchor stores within the malls in which our stores are located and (vii) current fashion trends are all considered in determining the time frame required for a store to achieve positive financial results, which is assumed to be within two years from the date a store location is opened.  If economic conditions are substantially different from our expectations, the carrying value of certain of our long-lived assets may become impaired.  As a result of our impairment assessment, we recorded write-downs of long-lived assets of $0.6 million for the first quarter of fiscal 2005, and $0.1 million for the first quarter of fiscal 2004.

Goodwill.  The purchase method of accounting for business combinations requires the use of estimates and judgments to allocate the purchase price paid for acquisitions to the fair value of the net tangible and identifiable intangible assets.  Goodwill represents the excess of the aggregate purchase price over the fair value of net assets acquired in business combinations and is separately disclosed in our consolidated balance sheets.  As of both December 31, 2004 and September 30, 2004, goodwill totaled $50.4 million, representing approximately 17.9% and 18.6%, respectively, of total assets.  In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill no longer be amortized, but instead be tested for impairment at least annually or as impairment indicators arise.

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

The temporary differences between the book and tax treatment of income and expenses result in deferred tax assets and liabilities, which are included within our consolidated balance sheets.  We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income.  Actual results could differ from this assessment if adequate taxable income is not generated in future periods.  As of December 31, 2004 and September 30, 2004, net deferred tax assets totaled $18.2 million and $18.0 million, respectively, representing approximately 6.5% and 6.6%, respectively, of total assets.  To the extent we believe that recovery of the deferred tax assets is not more likely than not, we must establish a valuation allowance.  To the extent we establish a valuation allowance or change the allowance in a period, income tax expense will be impacted.

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

Forward-Looking Statements

Some of the information in this report, including the information incorporated by reference (as well as information included in oral statements or other written statements made or to be made by us), contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Exchange Act”), and Section 21E of the Securities Exchange Act of 1934, as amended.  The forward-looking statements involve a number of risks and uncertainties.  A number of factors could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements.  These factors include, but are not limited to: the success of our new business initiatives, future sales trends in our existing store base, changes in consumer spending patterns, raw material price increases, consumer preferences and overall economic conditions, the impact of competition and pricing, availability of suitable store locations, continued availability of capital and financing, ability to hire and develop senior management and sales associates, ability to develop and source merchandise, ability to receive production from foreign sources on a timely basis, potential stock repurchases, potential debt repurchases, war or acts of terrorism and other factors referenced in our Annual Report on Form 10-K/A, including those set forth under the caption “Risk Factors.”

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

In connection with our preparation of this Form 10-Q/A for the quarter ended December 31, 2004, after consultation with the Company’s independent registered public accounting firm, KPMG LLP, we implemented changes to our method of accounting for leases, including our method of accounting for tenant improvement allowances, rent expense during store build-out periods (rent holidays), and amortization of leasehold improvements.  These changes are consistent with the views expressed by the Office of the Chief Accountant of the SEC on February 7, 2005 in a letter to the American Institute of Certified Public Accountants and other recent interpretations regarding certain operating lease accounting issues and their application under generally accepted accounting principles.  Because of these changes in our lease accounting practices, we concluded that we had a material weakness in the effectiveness of controls over the selection and monitoring of appropriate practices used in accounting for leases during the quarter. We also concluded that the design and operations of our disclosure controls and procedures as of September 30, 2004 and December 31, 2004 were not effective.  For the quarter ended March 31, 2005, we remediated the material weakness in internal control and the ineffectiveness of our disclosure controls and procedures by implementing additional review procedures over the selection and monitoring of appropriate practices affecting lease-related accounting to ensure that U.S. generally accepted accounting principles are appropriately applied.  As a result, our Chief Executive Officer and the Chief Financial Officer each concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2005.

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

MOTHERS WORK, INC.

Date: October 4, 2005	By:	/s/ DAN W. MATTHIAS
Dan W. Matthias
Chairman of the Board and Chief Executive Officer

Date: October 4, 2005	By:	/s/ EDWARD M. KRELL
Edward M. Krell
Executive Vice President— Chief Financial Officer