Form 10-K
period 2005-09-30
MOTHERS WORK INC
filed 2005-12-14
CIK 896985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2005

or

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to $13.89, the price at which the common equity was last sold as of March 31, 2005 (the last business day of the Registrant’s most recently completed second fiscal quarter), was approximately $65,000,000.

On December 9, 2005, there were 5,268,535 shares of the Registrant’s common stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Stockholders scheduled to be held on January 20, 2006 are incorporated by reference into Part III of this Form 10-K.

PART I.

Item 1.                        Business

General

We are the leading designer and retailer of maternity apparel in the United States, operating 1,591 retail locations, including 852 stores in all 50 states, Puerto Rico and Canada, and 739 leased departments. We design and contract manufacture approximately 90% of the merchandise we sell under the Motherhood Maternity® (“Motherhood”), Mimi Maternity® (“Mimi”), A Pea in the Pod®, Two Hearts™ Maternity and Oh Baby! by Motherhood™ brands. We operate stores under four different retail concepts: Motherhood Maternity, Mimi Maternity, A Pea in the Pod and Destination Maternity™ and also sell our merchandise on the Internet at our MaternityMall.com™ and our chain-specific websites. Our strategy is to fulfill, in a high-service store environment, all of an expectant mother’s clothing needs, including casual and career wear, formal attire, lingerie, sportswear and outerwear. We use a vertically integrated business model to ensure that we offer the broadest assortment of in-stock, fashionable merchandise. Our five merchandise brands collectively target all of the price points in maternity apparel, ranging from Motherhood at value prices to A Pea in the Pod at luxury prices. In addition to our 852 stores, our retail locations include 739 leased departments located within department and specialty stores, which sell primarily Motherhood and Two Hearts Maternity branded apparel. Our Oh Baby! by Motherhood collection is available at Kohl’s® stores throughout the United States and on Kohls.com. We have achieved 8.9% compounded annual sales growth over the past five years, resulting in sales of $561.6 million for fiscal 2005. Our fiscal year ends on September 30. All references in this discussion to our fiscal years refer to the fiscal year ended on September 30 in the year mentioned. For example, our fiscal 2005 ended on September 30, 2005.

We plan to open approximately 20 - 30 new retail stores during fiscal 2006, of which approximately 8 - 14 will be new multi-brand stores that carry more than one of our merchandise brands, with the balance primarily under the Motherhood brand. We expect our multi-brand store openings to include at least four new Destination Maternity superstores. We may open a small number of additional superstores in fiscal 2006 as we find and evaluate additional potential locations for these large, well-assorted stores and obtain additional results and insights from our existing superstores. We plan to close approximately 65  - 75 stores, with approximately 25 - 30 of these planned store closings related to the opening of new multi-brand stores.

Based on the success of the initial launch in April 2004 of our Two Hearts Maternity collection, which is available exclusively at selected Sears® locations, we expanded the distribution of our Two Hearts Maternity collection from the initial 71 Sears locations to an additional 497 Sears stores in March 2005 under a leased department arrangement, bringing the total number of our Sears maternity leased departments to 574 locations as of the end of fiscal 2005. This proprietary brand replaced the existing maternity apparel lines in those locations and is now the exclusive maternity apparel offering in Sears stores.

In February 2005, we launched our Oh Baby! by Motherhood collection at Kohl’s stores throughout the United States and on Kohls.com. The Oh Baby! by Motherhood collection is available at all Kohl’s stores under an exclusive product and license agreement, replacing the existing maternity apparel lines at Kohl’s. Kohl’s currently operates approximately 732 stores in 41 states.

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

Retail Concepts and Product Distribution

Motherhood Maternity.   Motherhood Maternity serves the value-priced portion of the maternity apparel industry with the greatest number of customers and is our largest chain with 690 stores as of September 30, 2005. Motherhood is positioned with everyday low prices, broad assortment, fashion and quality. We believe that the Motherhood customer shops at moderate-priced department stores and discount stores when she is not expecting. Motherhood stores average approximately 1,700 square feet and are located primarily in enclosed malls, strip and power centers and central city business districts. Motherhood stores include 99 outlet locations that carry predominantly Motherhood-branded product, including some closeout merchandise. In addition, as of September 30, 2005, we operate 124 Motherhood leased departments in department and specialty stores such as Macy’s® and Babies “R” Us®. Between 1998 and 2000, we successfully broadened Motherhood’s customer base by lowering price points approximately 40% to 45%. This new price position significantly expanded the brand’s target market, increased revenues per store and increased unit volumes during this period. In fiscal 2005, we opened 14 new Motherhood stores and outlets, excluding leased departments, and closed 41 Motherhood stores and outlets, with 12 of these store closings related to multi-brand store openings. As of September 30, 2005, we operate 32 Motherhood stores in Canada and believe that market opportunities may permit us to open additional stores in Canada in the future. We may also have the opportunity to grow the number of our Motherhood leased departments in the United States.

Mimi Maternity.   As of September 30, 2005, we had 117 Mimi Maternity stores that serve the middle market priced portion of the maternity apparel industry. The brand is positioned as trendy, contemporary, fun and affordable. We believe that the Mimi customer shops at department stores and specialty apparel chains when she is not expecting. Mimi stores average approximately 2,400 square feet and are located primarily in regional malls, lifestyle centers and central business districts.

Single-Brand Mimi Stores.   As of September 30, 2005, 79 of our Mimi stores predominantly carry Mimi-branded product, as well as a small selection of maternity merchandise developed by contemporary vendors for Mimi, and average approximately 1,700 square feet. As of September 30, 2005, we also operate 40 Mimi leased departments in Macy’s®, Marshall Field’s® and Bloomingdale’s®. Mimi was historically price positioned just below A Pea in the Pod. When Motherhood’s prices were lowered, there was an opportunity for Mimi to broaden its customer base by including lower price points. Mimi was, therefore, repositioned during fiscal 2002 and its merchandise price points now range from just above Motherhood to the lower end of A Pea in the Pod. This repositioning resulted in an expansion of Mimi’s target customer base, and provided us the opportunity to increase the number of Mimi stores over time.

Multi-Brand Mimi Stores.   We are continuing to test, develop and expand our multi-brand store concepts. Our current multi-brand store concepts operated under the Mimi name include two-brand stores (which carry both the Mimi and Motherhood brands) and triplex stores (which carry the Mimi, Motherhood and A Pea in the Pod brands). These multi-brand stores are larger (average of approximately 2,700 square feet) and have higher average sales volume than our average store, and provide the opportunity to lower our store operating expense percentage and improve store operating profit margins over time. Opening these multi-brand stores will typically involve closing two smaller stores and consolidating their business into one store, and frequently will involve one-time store closing costs resulting primarily from early lease terminations. As of September 30, 2005, 38 of our stores are multi-brand stores using the Mimi name, consisting of 36 two-brand Mimi combo stores and two Mimi triplex stores. We plan to continue to open additional multi-brand stores carrying both Mimi and Motherhood product, using the Mimi store name.

In fiscal 2005, at Mimi Maternity, we opened two single-brand stores, seven two-brand combo stores and one additional store as a result of a store conversion from Motherhood to Mimi, excluding leased departments, and closed 14 stores.

A Pea in the Pod.   A Pea in the Pod is the leading luxury maternity brand in the United States, with 37 store locations as of September 30, 2005. The brand is positioned as exclusive, designer and luxury. A Pea in the Pod stores average approximately 2,400 square feet and are located in upscale venues, including Madison Avenue, Oak Street, Beverly Hills, South Coast Plaza and Bal Harbor. We also operate one A Pea in the Pod leased department in Macy’s flagship Herald Square store in New York City. During fiscal 2005, we closed four A Pea in the Pod stores that were related to Destination Maternity superstore openings. In addition to offering a wide selection of both A Pea in the Pod and Mimi branded products in almost all A Pea in the Pod stores, we seek out designer and contemporary brands and assist them in developing maternity versions of select styles exclusively for our A Pea in the Pod stores. Publicity, including celebrities wearing our clothes, is an important part of the marketing and positioning of the brand. As scarcity is part of the concept’s luxury image, we have chosen to further develop the brand primarily by optimizing our customers’ in-store experience rather than by opening new stores. We therefore continuously upgrade the quality of the locations, our store designs, the product styling and our publicity to enhance our brand image.

Destination Maternity superstores.   On March 4, 2004, we opened our first Destination Maternity superstore in Danbury, Connecticut, a nearly 4,000 square foot test store carrying all three of our brands plus a greatly expanded line of nursing accessories, fertility-related products and maternity-related exercise gear, books, and body and nutritional products. This store also has a dedicated “learning center” area for maternity-related classes, as well as a “relax area” for husbands and shoppers alike, and an inside play area for the pregnant mom’s toddlers and young children. These elements combine to give our Destination Maternity superstore not only by far the largest assortment of maternity apparel and accessories available, but also a new and engaging atmosphere and experience for the maternity customer. Our superstore format is highly differentiated from the stores of our maternity competitors, which do not even carry the breadth of selection we carry in one of our three brands presented in the superstore. Opening these superstores will typically involve closing two or more smaller stores and consolidating their business into one store, and frequently will involve one-time store closing costs resulting primarily from early lease terminations. We believe the superstore model will improve store profitability margins by reducing store operating expense percentages and may increase overall sales in the geographical markets they serve. We opened three additional Destination Maternity superstores during fiscal 2004 and four additional stores during fiscal 2005, for a total of eight stores open as of September 30, 2005. Destination Maternity superstores range from nearly 4,000 square feet to approximately 11,000 square feet, with an average of approximately 6,800 square feet for the eight stores open as of September 30, 2005. We have four new Destination Maternity superstores scheduled to open during fiscal 2006, including the grand opening this coming February of our Destination Maternity store on the corner of 57th Street and Madison Avenue in Manhattan. This will be the largest maternity store in the world, spanning three floors and including our Edamame™ Maternity Spa, all three of our primary apparel brands, maternity yoga classes, juice bar, relax area, and children’s play area. We continue to evaluate and look for additional potential superstore locations for fiscal 2006 and beyond. As the only national retailer that is solely focused on maternity, we are further differentiating ourselves as the ultimate maternity destination with these large, well-assorted, “must visit” superstores.

Two Hearts Maternity.   Two Hearts Maternity launched in 71 selected Sears stores in April 2004 and in March 2005 was expanded to an additional 497 stores. As of September 30, 2005, the Two Hearts Maternity collection is carried in leased departments in 574 Sears stores. This proprietary brand has become the exclusive maternity apparel offering in Sears stores. Two Hearts Maternity is a new fashionable collection including career and casual sportswear as well as dresses, lingerie, swimwear and nursing sleepwear, with most items priced under $40. The average Two Hearts Maternity leased department retail space covers approximately 300 square feet.

Oh Baby! by Motherhood.   Oh Baby! by Motherhood collection was launched in February 2005 at Kohl’s stores throughout the United States and on Kohls.com. The Oh Baby! by Motherhood collection is available at all Kohl’s stores under an exclusive product and license agreement. The collection features a modern and complete assortment of sportswear, intimate apparel and sleepwear, with most items priced under $40. Kohl’s currently operates approximately 732 stores in 41 states.

Our Competitive Strengths

We are the leader in maternity apparel.   We are the leading designer and retailer of maternity apparel in the United States and are the only nationwide chain of maternity specialty stores in the United States. We believe that our brands are the most recognized in maternity apparel. We have established a broad distribution network, with stores in a wide range of geographic areas and retailing venues. In addition, we have a leading position at every price point of maternity apparel through our five distinct brands. Our leadership position enables us to gain a unique understanding of the needs of our maternity customers, as well as keep abreast of fashion and product developments. We enhance our leadership position, increase market penetration and further build our brands by operating leased departments in department and baby specialty stores.

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

We are vertically integrated.   We design and contract manufacture approximately 90% of the merchandise we sell. We believe that vertical integration enables us to offer the widest product selection in maternity apparel, to respond quickly to fashion trends and to ensure industry-leading in-stock levels. We combine our in-house design expertise, domestic and international sourcing capabilities, a rapid inventory replenishment process and extensive proprietary systems to enhance operational and financial results.

We utilize a rapid inventory replenishment system.   Since maternity apparel is a niche industry, store profitability is usually optimized in smaller store formats. We are able to offer a wide selection of merchandise in our stores, which average approximately 1,900 square feet, due, in large part, to our rapid inventory replenishment system. Our proprietary system enables us to offer more than 3,000 stock keeping units, or SKUs, per store without dedicating retail space to storage. We coordinate the rapid replenishment of inventory for all of our stores through our Philadelphia and Canadian distribution centers, which send selections that meet individual store needs to specific locations between two and six times per week.

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

The Maternity Apparel Industry

We are unaware of any reliable data on the size of the maternity apparel industry. However, based on our own analysis, we believe there are approximately $1.2 billion of maternity clothes sold each year in the United States. In addition, we believe that there is an opportunity to grow the market by selling maternity clothes to pregnant women who currently purchase loose-fitting or larger-sized non-maternity clothing as a substitute for maternity wear. We also believe that the market can grow by reducing the amount of “hand-me-down” and “borrowing” associated with maternity apparel, particularly in the value-priced market where low-priced, fashionable newly-purchased maternity apparel could provide an economical alternative to secondhand maternity wear. Further, we believe that the demand for maternity apparel is relatively stable when compared to non-maternity apparel. Expectant mothers continue to need to replace their clothes and the current steady rate of approximately four million U.S. births per year has remained stable over the last decade. We believe that maternity apparel is also less fashion sensitive than specialty apparel in general, as demand is driven by the need to replace wardrobe basics as opposed to current fashion trends.

Brands

We operate our maternity stores under four retail concepts offering a full range of casual and career wear, formal attire, lingerie and outerwear under three primary apparel brands. We have positioned our four retail concepts and three primary apparel brands to target the entire spectrum of pregnant women, serving a smaller customer base at the highest price points and broadening the market as the price points are reduced. The following table sets forth certain information regarding our portfolio of stores as of September 30, 2005, including each store concept’s target location, brand positioning, price range for dresses and approximate average store size:

Brand	Description of Target Location	Brand Positioning	Dress Price Range	Average Store Size (square feet)
Motherhood Maternity	Moderate regional malls, strip centers and power centers	Broad assortment, fashion, quality and everyday low price	$20 - $50	1,700
Mimi Maternity	Mid-priced regional malls and lifestyle centers	Contemporary, fun, trendy and affordable	$58 - $188	2,400	(1)
A Pea in the Pod	Exclusive, high-end regional malls and affluent residential areas	Exclusive, designer and luxury	$125 - $395	2,400

(1)          Our single-brand Mimi stores average 1,700 square feet and our multi-brand Mimi stores average 2,700 square feet.

We also have eight Destination Maternity superstores open as of September 30, 2005. These superstores are located in or near regional malls and shopping centers, generally include the brands of Motherhood, Mimi and A Pea in the Pod, as well as products unique to the superstore, with dress price ranges indicative of the brands represented. These eight Destination Maternity superstores range from nearly 4,000 square feet to approximately 11,000 square feet, with an average of approximately 6,800 square feet. We expect future superstores will typically be 7,000 square feet or more.

Major regional malls with several department stores and a wide range of price points may be able to accommodate a multi-brand store, or more than one maternity store. We have the ability to address multiple price alternatives at a given mall, with Motherhood as our value-oriented brand, Mimi as our mid-priced brand and A Pea in the Pod as our luxury brand. As of September 30, 2005, we had at least two of our store concepts in 46 major regional malls. In addition, almost all 37 of our A Pea in the Pod stores and 13 of our Motherhood stores carry Mimi-branded merchandise, and 46 of our Mimi stores carry Motherhood-branded merchandise.

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

Marketing Partnerships

We expand and leverage the relationship we have with our customers and earn incremental revenues through a variety of marketing partnership programs utilizing our extensive opt-in customer database and various in-store marketing initiatives, focused on baby and parent-related products and services. One such program is our futuretrust® college savings program (“futuretrust”). Futuretrust is a MasterCard® based college savings program that enables members to get an easy headstart on college savings when they link their futuretrust MasterCard to a tax advantaged 529 College Savings account. Members earn a 1% rebate on all purchases with their futuretrust MasterCard that is automatically contributed to their 529 College Savings account. Members also earn additional college savings when they use the futuretrust MasterCard at merchants in the futuretrust Preferred Merchant Network, consisting of major retail chains, catalogs and on-line merchants.

Brand-Specific Operations Teams

To obtain maximum efficiencies, we are organized primarily along functional lines, such as merchandising, store operations, design and production. Since our business consists of five merchandise brands requiring decisions on a brand-specific basis, we have built business teams by brand where the functional leaders within each brand work together. Each brand team is led by the head merchant and includes the director of stores for that brand, the head designer, the head planner and distributor and the key production manager. These teams also include visual, fabric purchasing and other necessary professionals.

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

Production and Distribution

We design and contract for the production of approximately 90% of our merchandise. We contract our sewing to factories throughout the world, including domestic facilities, and we continue to seek additional contractors for our sourcing needs. No individual contractor represents a material portion of our sewing. A majority of our merchandise is purchased “full package” as finished product made to our specifications, typically utilizing our designs. Fabric, trim and other supplies are obtained from a variety of sources. As we have expanded our stores and increased volumes over the past several years, we have generally been able to reduce our product costs, thereby increasing gross margins. However, our most recent fiscal year’s gross margin decreased by about 2.5 percent, primarily driven by the planned lower gross margin associated with sales from our new Kohl’s licensed arrangement, as well as market oversupply conditions and the resulting greater level of markdowns we recognized on sales from our own retail locations.

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

Finished garments from contractors and other manufacturers are received at our United States distribution facility in Philadelphia, Pennsylvania, and our Canadian distribution center. Garments are inspected using statistical sampling methods and stored for picking. Our distribution facility utilizes the latest fulfillment technology to serve as a replenishment center, as opposed to solely a distribution center. The facility sends a selection that meets individual store needs from our approximately 17,000 SKUs to our store locations two to six times per week. Store replenishment decisions are made automatically based upon target inventories established by the allocation department and individual store sales data. The distribution facility uses several automated systems, including our pick-to-light system for flat-packed goods and our hanging garment sortation system, which speed up deliveries to our stores and reduce costs.

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

In fiscal 2003, we rolled out a proprietary, upgraded point-of-sale system to our stores and integrated this system with our existing systems. This Internet-based system provides real-time access to financial and merchandising information in addition to rapid credit authorization. This upgraded point-of-sale system has significantly reduced the amount of training required for new sales associates and store managers. In addition, we plan to continue to add new features and functionality to the system, and anticipate that the system will improve our customer relationship management capabilities by enhancing our ability to create customized promotional and marketing strategies.

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

Pricing

Each of our merchandise brands targets customers at different price points of the maternity apparel industry. Our Motherhood brand is positioned primarily on everyday low prices, Mimi employs middle-market pricing and A Pea in the Pod employs luxury pricing. None of our concepts relies on point-of-sale high/low promotional strategies to drive traffic into the stores. Our price reductions are done at the individual style level and are used to accelerate the sale of slower selling merchandise. Merchandise that is selling slowly is quickly marked down, moved to another store where the item is selling faster, or moved to a Motherhood Outlet store.

Advertising and Marketing

We believe that the power of our merchandise brands, customer referrals and our convenient mall locations drive traffic into our stores. Therefore, we have modest advertising and marketing expenditures. Our advertising and publicity efforts include in-store marketing, prenatal consumer-targeted advertising and our Internet websites. For our Destination Maternity superstores, we advertise locally prior to the grand opening, as well as some ongoing advertising in the local market thereafter. We also run full-page ads for all of our brands in pregnancy-targeted publications, as well as prenatal issues of leading baby and parenting magazines. We advertise in several key prenatal magazines, including American Baby, Pregnancy, ePregnancy, Healthy Pregnancy and Shape Fit Pregnancy. A Pea in the Pod, Mimi and Motherhood are also advertised in fashion and broad-reach magazines, such as Vogue, In Style, Lucky, People and Glamour. We also utilize our publicity efforts to generate free editorial coverage in broadcast television, magazines, radio and selected newspapers for all of our brands.

Competition

Our business is highly competitive, characterized by low barriers to entry. The following are several important factors in competing successfully in the retail apparel industry: breadth of selection in sizes; colors and styles of merchandise; product procurement and pricing; ability to anticipate fashion trends and customer preferences; inventory control; reputation; quality of merchandise; store design and location; visual presentation and advertising and customer service. We face competition in our maternity apparel lines from various sources, including department stores, specialty retail chains, discount stores, independent retail stores and catalog and Internet-based retailers, from both new and existing competitors. Many of our competitors are larger and have substantially greater financial and other resources than us. Further, we do not typically advertise using television and radio media and thus do not reach customers through means our competitors may use. Our mid- and luxury-priced merchandise faces a highly fragmented competitive landscape that includes locally based, single unit retailers, as well as a handful of multi-unit maternity operations, none of which we believe has more than 15 stores nationwide. In the value-priced maternity apparel business, we currently face competition on a nationwide basis from retailers such as Fashion Bug®, Gap®, JC Penney®, Kmart®, Old Navy®, Target® and Wal-Mart®. Several of these competitors, including Gap and Old Navy, also sell maternity apparel on their websites. We believe there has been increased competition in the maternity apparel industry, from both new and existing competitors, although there are indications the oversupply conditions that have affected the maternity apparel business over the past two years are starting to ease somewhat. Our market share and results of operations may be materially and adversely affected by this competition, including the potential for increased competition in the future. While we have competed with both Sears and Kohl’s in the past, our relationship with both of them has now changed. We expanded our Two Hearts Maternity collection to an additional 497 Sears stores in March 2005 under a leased department arrangement, bringing the total number of our Sears maternity leased departments to 574 Sears stores as of September 30, 2005. In February 2005, we launched our Oh Baby! by Motherhood collection at Kohl’s stores throughout the United States and on Kohls.com. The Oh Baby! by Motherhood collection is available at all Kohl’s stores under an exclusive product and license agreement. Kohl’s currently operates approximately 732 stores in 41 states.

Employees

As of September 30, 2005, we had 2,637 full-time and 2,467 part-time employees. None of our employees are covered by a collective bargaining agreement. We consider our employee relations to be good.

Executive Officers of the Company

The following table sets forth the name, age and position of each of our executive officers:

Name	Age	Position
Dan W. Matthias	62	Chairman of the Board and Chief Executive Officer
Rebecca C. Matthias	52	President, Chief Operating Officer and Director
Edward M. Krell	43	Executive Vice President—Chief Financial Officer
David Mangini	61	Executive Vice President—General Merchandise Manager

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

Rebecca C. Matthias co-founded Mothers Work in 1982 (along with Dan W. Matthias) and has served as a director and our President since our inception. Since January 1993, Ms. Matthias has also served as our Chief Operating Officer. In 1992, Ms. Matthias was chosen as “Regional Entrepreneur of the Year” by Inc. magazine and Merrill Lynch Corporation, and in September 2003, Ms. Matthias was recognized as a top woman entrepreneur by the United States Small Business Administration. Prior to 1982, Ms. Matthias was a construction engineer for the Gilbane Building Company. Ms. Matthias also serves as a director on the Board of Directors of CSS Industries, Inc. and a director on the Board of Directors of Russell Corporation.

Edward M. Krell has served as Executive Vice President—Chief Financial Officer since November 2003, having served as Senior Vice President-Chief Financial Officer from the time he joined Mothers Work in January 2002 until November 2003. Prior to joining Mothers Work, Mr. Krell served as Executive Vice President and Chief Financial Officer of Mammoth Sports Group, Inc., an Internet and catalog retailer of golf equipment and accessories, from December 1999 to July 2000 and as an independent financial consultant from July 2000 to January 2002. From 1995 to 1999, Mr. Krell served as Executive Vice President and Chief Financial Officer of London Fog Industries, Inc., a wholesale and retail distributor of rainwear and outerwear. Mr. Krell began his career as an investment banker with Kidder, Peabody & Co. Incorporated.

David Mangini has served as Executive Vice President—General Merchandise Manager since August 2001. Prior to joining Mothers Work, Mr. Mangini served as Today’s Man’s Chief Merchandising Officer from 1999 to 2000. From 1998 to 1999, Mr. Mangini served as Chief Operating Officer of Gadzooks. From 1987 to 1997, Mr. Mangini was an officer at Limited, Inc., including President and Chief Executive Officer of its Structure brand.

Our executive officers are elected annually by the Board of Directors and serve at the discretion of the Board. Other than the husband and wife relationship between Dan and Rebecca Matthias, there are no family relationships among any of our other executive officers.

Trademarks

We own trademark and service mark rights that we believe are sufficient to conduct our business as currently operated. We own several trademarks, including Mothers Work®, A Pea in the Pod®, Mimi Maternity®, Motherhood®, Motherhood Maternity®, Destination Maternity™, Two Hearts™ Maternity, Oh Baby!™, Oh Baby! by Motherhood™, Motherhood Maternity Outlet®, Steena® and MaternityMall.com®. As a result of the iMaternity acquisition, we also own the iMaternity®, Dan Howard® and iMaternity.com™ marks. Additionally, we own the marks futuretrust®,

Real Time Retailing®, What’s Showing is Your Style®, Motherhood: It’s Hot!™, Motherhood is Everything Good™, Motherhood Baby® and Maternity Redefined®. We are not aware of any material pending claims of infringement or other challenges to our rights or to the use of our marks in the United States or Canada.

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

Item 2.                        Properties

We own our principal executive offices and distribution facility, which is located at 456 North Fifth Street, Philadelphia, Pennsylvania, subject to a mortgage under the terms of which we owe approximately $2.9 million as of September 30, 2005. This facility consists of approximately 318,000 square feet, of which 45,000 square feet is dedicated to office space and the remaining square footage is used for finished goods warehousing and distribution. On August 26, 2002, we entered into a 10-year lease for a facility located at 2001 Kitty Hawk Avenue, Philadelphia, Pennsylvania in the Philadelphia Naval Business Center. The area leased at this facility, which we use for raw material cutting, warehousing and distribution, consists of 64,000 square feet of space. To facilitate our store growth in Canada, we entered into a three-year lease commencing November 1, 2002 for 12,000 square feet of finished goods warehouse and distribution space in Mississauga, Ontario in Canada. We have renewed the lease in Canada for a one-year term commencing November 1, 2005. We believe that these facilities will be adequate to support our anticipated distribution needs for the near term and, potentially, longer. In the event we need additional space to meet our future distribution needs, we believe that such space would be readily available. Our facilities are subject to state and local regulations that range from building codes to health and safety.

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

As of September 30, 2005, the following number of store leases are set to expire as listed in the table below. We do not expect the expiration of any leases to have a material adverse impact on our business or operations.

Fiscal Year Leases Expire	Number of Stores
2006	112
2007	87
2008	81
2009	130
2010	95
2011 and later	347
Total	852

In addition, we have arrangements with department and specialty stores, including Babies “R” Us®, Bloomingdale’s®, Macy’s®, Marshall Field’s® and Sears® to operate maternity departments in their stores. These leased departments typically involve the lease partner collecting all of the revenue from the leased department. The revenue is remitted to us, less a fix percentage of the volume earned by the lease partner as stipulated in the agreement. We provide at least some amount of staffing for each of the leased departments, with the amount varying depending on the specific arrangement.

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

PART II.

Item 5.                        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq National Market under the symbol “MWRK.” The following table sets forth for the periods indicated below the reported high and low sales prices of our common stock as reported on the Nasdaq National Market:

	High	Low
Fiscal Year Ended September 30, 2004:
Quarter ended December 31, 2003	$30.76	$22.30
Quarter ended March 31, 2004	28.07	22.70
Quarter ended June 30, 2004	27.57	20.00
Quarter ended September 30, 2004	20.74	14.34
Fiscal Year Ended September 30, 2005:
Quarter ended December 31, 2004	$18.66	$11.75
Quarter ended March 31, 2005	15.59	12.43
Quarter ended June 30, 2005	15.00	11.58
Quarter ended September 30, 2005	13.66	10.00

As of December 1, 2005, there were 744 holders of record and 1,328 estimated beneficial holders of our common stock.

We have not paid any cash dividends on our common stock since our initial public offering and do not anticipate paying cash dividends on our common stock in the foreseeable future. In addition, the terms of our senior notes and our credit facility significantly restrict our ability to declare or pay dividends on our common stock. Even if we were not restricted under the terms of our $125.0 million of 11 1/4% senior notes due 2010 (the “Senior Notes”) or our credit facility from being able to pay dividends, any future payment of dividends would still be at the discretion of our Board of Directors and would be based upon certain restrictive financial covenants, earnings, capital requirements and our financial condition, among other factors, at the time any such dividend is considered.

Up to a total of 1,975,000 options may be issued under our 1987 Stock Option Plan.

In March 2003, our Board of Directors approved a share repurchase program under which we were authorized to repurchase up to $10.0 million of our outstanding common stock from time to time in private transactions or on the open market through March 4, 2005. As of September 30, 2005, we had repurchased and retired 142,269 shares in the aggregate under the share repurchase program, at a total cost of $3.2 million, for an average cost of $22.79 per share. There were no repurchases under the repurchase program during fiscal 2005. The indenture governing our Senior Notes and the terms of our credit facility contain restrictions that place limits on certain payments by us, including payments to repurchase shares of our common stock. Our repurchases of common stock have been made in compliance with all restrictions under the indenture governing the Senior Notes and the terms of our credit facility.

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

	Year Ended September 30,
	2005	2004	2003	2002(1)	2001
	(in thousands, except per share amounts)
Statement of Operations Data:
Net sales	$561,627	$518,051	$492,447	$453,159	$388,306
Cost of goods sold(2)	277,453	242,751	227,961	214,659	197,038
Gross profit	284,174	275,300	264,486	238,500	191,268
Selling, general and administrative expenses(2)	269,936	252,030	228,466	205,355	170,672
Operating income	14,238	23,270	36,020	33,145	20,596
Interest expense, net(3)	15,293	14,765	14,469	16,476	14,867
Other income	—	—	—	—	594
Income (loss) before income taxes	(1,055)	8,505	21,551	16,669	6,323
Income tax provision (benefit)(3)	(880)	3,466	8,337	6,269	3,248
Net income (loss)	(175)	5,039	13,214	10,400	3,075
Dividends on preferred stock	—	—	—	3,942	1,491
Net income (loss) available to common stockholders	$(175)	$5,039	$13,214	$6,458	$1,584
Net income (loss) per share—Basic	$(0.03)	$0.97	$2.52	$1.65	$0.46
Average shares outstanding—Basic	5,242	5,212	5,236	3,914	3,456
Net income (loss) per share—Diluted	$(0.03)	$0.92	$2.34	$1.52	$0.44
Average shares outstanding—Diluted	5,242	5,501	5,646	4,261	3,605

	Year Ended September 30,
	2005	2004	2003	2002(1)	2001
	(in thousands, except per share amounts)
Pro Forma Statement of Operations Data(4):
Net income (loss) available to common stockholders	$(175)	$5,039	$13,214	$6,458	$1,584
Add back goodwill amortization	—	—	—	—	2,207
Pro forma net income (loss) available to common stockholders, excluding goodwill amortization	$(175)	$5,039	$13,214	$6,458	$3,791
Pro forma net income (loss) per share—Basic	$(0.03)	$0.97	$2.52	$1.65	$1.10
Pro forma net income (loss) per share—Diluted	$(0.03)	$0.92	$2.34	$1.52	$1.05

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

(2)          Fiscal 2001 to 2004 have been reclassified from amounts previously reported to conform to the current year presentation.

(3)          In fiscal 2003, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” The provisions of this statement require, effective in fiscal years beginning after May 15, 2002, the reclassification of certain gains or losses on extinguishment of debt that were previously classified as an extraordinary item in prior periods. Accordingly, we have reclassified the $1.6 million extraordinary loss on early extinguishment of debt, net of tax, as reported for fiscal 2002 related to our fourth quarter fiscal 2002 refinancing, to a $2.5 million increase in interest expense and a related $0.9 million reduction in our income tax provision, which had no impact on reported net income. In fiscal 2002, prior to the adoption of SFAS No. 145, we had reported interest expense for fiscal 2002 of $14.0 million.

(4)          As a result of our adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” on October 1, 2001, we no longer amortize goodwill. The pro forma statement of operations data reflects an adjustment to exclude amortization expense recognized in the prior period as presented.

	Year Ended September 30,
	2005		2004		2003		2002		2001
	(unaudited; in thousands, except operating data and ratios)
Operating Data:
Same store sales increase (decrease)(1)	(2.5)%		(4.9)%		0.3%		2.2%		(2.4)%
Average net sales per gross square foot(2)	$295		$311		$345		$362		$369
Average net sales per store(2)	$534,000		$537,000		$572,000		$589,000		$583,000
Gross store square footage at period end(3)	1,579,000		1,569,000		1,451,000		1,231,000		1,030,000
Gross retail location square footage at period end(4)	1,874,000		1,693,000		1,541,000		1,313,000		1,100,000
Number of retail locations at period end:
Motherhood Maternity stores	690		717		688		616		523
Mimi Maternity stores	117		121		119		104		74
A Pea in the Pod stores	37		41		44		43		42
Destination Maternity superstores	8		4		—		—		—
Total stores	852		883		851		763		639
Leased departments	739		232		155		146		132
Total retail locations	1,591		1,115		1,006		909		771
Other Financial Data:
Adjusted EBITDA(5)	$33,906		$40,579		$50,213		$45,422		$34,934
Ratio of total debt to Adjusted EBITDA	3.8	x	3.2	x	2.6	x	2.8	x	3.7	x
Ratio of Adjusted EBITDA to interest expense(6)	2.2	x	2.7	x	3.5	x	2.8	x	2.3	x
Cash flows provided by operating activities	7,324		18,256		36,139		31,056		23,467
Cash flows used in investing activities	(11,414)		(23,020)		(22,169)		(20,219)		(16,087)
Cash flows used in financing activities	(1,340)		(2,500)		(4,648)		(14,786)		(98)
Capital expenditures	17,644		21,540		25,344		12,242		15,533
Balance Sheet Data (at end of period):
Working capital	$71,228		$67,833		$62,708		$55,214		$30,223
Total assets	273,317		271,370		263,536		247,139		197,382
Total debt	128,856		127,917		128,047		128,282		128,842
Accrued dividends on Series A Preferred Stock	—		—		—		—		7,055
Stockholders’ equity:
Series A Preferred Stock(7)	$—		$—		$—		$—		$10,773
Common stockholders’ equity	63,328		62,903		58,858		45,708		2,559
Total stockholders’ equity	$63,328		$62,903		$58,858		$45,708		$13,332

(1)             Same store sales figures represent sales at retail locations that have been in operation by Mothers Work for at least twelve full months at the beginning of the period for which such data is presented. As used in this Form 10-K, “retail locations” include stores and leased departments, and exclude sales to Kohl’s under an exclusive product and license agreement.

(2)             Based on stores in operation by Mothers Work during the entire twelve-month period.

(3)             Based on stores in operation by Mothers Work at the end of the period.

(4)             Based on all retail locations in operation at the end of the period.

(5)             Adjusted EBITDA represents operating income before deduction for the following non-cash charges: (i) depreciation and amortization expense; (ii) loss on impairment of long-lived assets; and (iii) loss on disposal of assets. We have presented Adjusted EBITDA to enhance your understanding of our operating results. Adjusted EBITDA is provided because management believes it is an important measure of financial performance used in the retail industry to measure operating results, to determine the value of companies within the industry and to define standards for borrowing from institutional lenders. We use Adjusted EBITDA as a measure of the performance of the Company. We provide Adjusted EBITDA to investors to assist them in performing their analysis of our historical operating results. Adjusted EBITDA reflects a measure of our operating results before consideration of certain non-cash charges and consequently, you should not construe Adjusted EBITDA as an alternative to net income (loss) or operating income as an indicator of our operating performance, or as an alternative to cash flows from operating activities as a measure of our liquidity, as determined in accordance with generally accepted accounting principles. We may calculate Adjusted EBITDA differently than other companies. Presented below is a reconciliation of net income (loss) and operating income (the most directly comparable financial measures calculated and presented in accordance with GAAP) to Adjusted EBITDA.

(6)             Ratio of Adjusted EBITDA to interest expense for fiscal 2002 reflects the inclusion in interest expense of an approximately $2.5 million loss on early extinguishment of debt related to our fiscal 2002 refinancing.

(7)             We have redeemed all of the outstanding Series A Preferred Stock for $13.4 million, including accrued and unpaid dividends, of which $12.7 million has been paid as of September 30, 2005 and $0.7 million will be paid out upon submission of proper documentation from the remaining holders of the Series A Preferred Stock. The $0.7 million is reflected in our consolidated balance sheet as of September 30, 2005 in accrued expenses and other current liabilities.

Reconciliation of Net Income (Loss) to Adjusted EBITDA
(in thousands)
(unaudited)

	Year Ended September 30,
	2005	2004	2003	2002	2001
Net income (loss)	$(175)	$5,039	$13,214	$10,400	$3,075
Add: income tax provision (benefit)	(880)	3,466	8,337	6,269	3,248
Less: other income	—	—	—	—	(594)
Add: interest expense, net	15,293	14,765	14,469	16,476	14,867
Operating income	14,238	23,270	36,020	33,145	20,596
Add: depreciation and amortization expense	15,502	14,270	12,930	11,789	13,650
Add: loss on impairment of long-lived assets	3,440	1,816	616	303	64
Add: loss on disposal of assets	726	1,223	647	185	624
Adjusted EBITDA	$33,906	$40,579	$50,213	$45,422	$34,934

yc

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion should be read in conjunction with the consolidated financial statements and their related notes included elsewhere in this report.

We are the leading designer and retailer of maternity apparel in the United States with 1,591 retail locations, including 852 stores in all 50 states, Puerto Rico and Canada and 739 leased departments. We operate our stores under the Motherhood Maternity, Mimi Maternity, A Pea in the Pod and Destination Maternity retail concepts and also sell our merchandise on the Internet at our MaternityMall.com and our brand-specific websites, as well as through an exclusive product and license agreement with Kohl’s. In addition to our 852 stores, our retail locations include 739 leased departments, within department and specialty stores. We design and contract manufacture approximately 90% of the merchandise we sell.

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

Inventories.   We value our inventories, which consist primarily of maternity apparel, at the lower of cost or market. Cost is determined on the first-in, first-out method (FIFO) and includes the cost of merchandise, freight, duty and broker fees. A periodic review of inventory quantities on hand is performed in order to determine if inventory is properly valued at the lower of cost or market. Factors related to current inventories such as future consumer demand and fashion trends, current aging, current analysis of merchandise based on receipt date, current and anticipated retail markdowns or wholesale discounts, and class or type of inventory are analyzed to determine estimated net realizable values. Criteria utilized by us to quantify aging trends include factors such as the amount of merchandise received within the past twelve months, merchandise received more than one year before with quantities on-hand in excess of 12 months of sales, and merchandise currently selling below cost. A provision is recorded to reduce the cost of inventories to its estimated net realizable value, if required. Inventories as of September 30, 2005 and 2004 totaled $105.9 million and $92.7 million, respectively, representing approximately 38.7% and 34.2% of total assets, respectively. Given the significance of inventories to our consolidated financial statements, the determination of net realizable values is considered to be a critical accounting estimate. Any significant unanticipated changes in the factors noted above could have a significant impact on the value of our inventories and our reported operating results.

Long-Lived Assets.   Our long-lived assets consist principally of store leasehold improvements (included in the “Property, Plant and Equipment, net” line item in our consolidated balance sheets) and, to a much lesser extent, lease acquisition costs (included in the “Other intangible assets, net” line item in our consolidated balance sheets). These long-lived assets are recorded at cost and are amortized using the straight-line method over the shorter of the lease term or their useful life. Net long-lived assets as of September 30, 2005 and 2004 totaled $77.1 million and $79.4 million, respectively, representing approximately 28.2% and 29.3% of total assets, respectively.

In assessing potential impairment of these assets, we periodically evaluate the historical and forecasted operating results and cash flows on a store-by-store basis. Newly opened stores may take time to generate positive operating and cash flow results. Factors such as (i) store type, that is, company store or leased department, (ii) store concept, that is, Motherhood, Mimi, A Pea in the Pod or Destination Maternity (iii) store location, for example, urban area versus suburb, (iv) current marketplace awareness of our brands, (v) local customer demographic data, (vi) anchor stores within the mall in which our store is located and (vii) current fashion trends are all considered in determining the time frame required for a store to achieve positive financial results, which is assumed to be within two years from the date a store location is opened. If economic conditions are substantially different from our expectations, the carrying value of certain of our long-lived assets may become impaired. As a result of our impairment assessment, we recorded write-downs of store long-lived assets of $3.2 million and $1.8 million during fiscal 2005 and fiscal 2004, respectively.

Goodwill.   The purchase method of accounting for business combinations requires the use of estimates and judgments to allocate the purchase price paid for acquisitions to the fair value of the net tangible and identifiable intangible assets. Goodwill represents the excess of the aggregate purchase price over the fair value of net assets acquired in business combinations and is separately disclosed in our consolidated balance sheets. As of both September 30, 2005 and 2004, goodwill totaled $50.4 million, representing 18.4% and 18.6% of total assets, respectively. In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill no longer be amortized, but instead be tested for impairment at least annually or as impairment indicators arise. Prior to our adoption of SFAS No. 142 on October 1, 2001, goodwill was amortized using the straight-line method over a period of 20 years.

The impairment test requires us to compare the fair value of business reporting units to their carrying value, including assigned goodwill. In assessing potential impairment of goodwill, we have determined that we have one reporting unit for purposes of applying SFAS No. 142 based on our reporting structure. The fair value of our single reporting unit is determined based on the fair market value of our outstanding common stock on a control basis and, if necessary, an outside independent valuation is obtained to determine the fair value. The carrying value of our single reporting unit, expressed on a per share basis, is represented by our book value per share of outstanding common stock. The results of the annual impairment tests performed as of September 30, 2005, 2004 and 2003 indicated the fair value of the reporting unit exceeded its carrying value. As of September 30, 2005, our book value was $12.02 per share of outstanding common stock and the closing trading price of our common stock was $10.00 per share. As part of the Company’s impairment analysis as of September 30, 2005, an outside independent valuation was obtained and the fair value of the Company’s single reporting unit exceeded the carrying value. If the per share fair value of our single reporting unit was less than the book value per share on September 30, 2005, our goodwill would likely have become impaired.

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

The temporary differences between the book and tax treatment of income and expenses result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income. As of September 30, 2005, we determined that the deferred tax assets should reflect the state tax benefits for several of the states in which we are operating. This determination was made in accordance with the provisions of SFAS No. 109. Actual results could differ from our assessments if adequate taxable income is not generated in future periods. Net deferred tax assets as of September 30, 2005 and 2004 totaled $19.3 million and $18.0 million, respectively, representing approximately 7.1% and 6.6% of total assets, respectively. To the extent we believe that recovery is not more likely than not, we must establish a valuation allowance. To the extent we establish a valuation allowance or change the allowance in a future period, income tax expense will be impacted.

Accounting for Contingencies.   From time to time, we are named as a defendant in legal actions arising from our normal business activities. We account for contingencies such as these in accordance with SFAS No. 5, “Accounting for Contingencies.” SFAS No. 5 requires us to record an estimated loss contingency when information available prior to issuance of our financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. An interpretation of SFAS No. 5 further states that when there is a range of loss and no amount within that range is a better estimate than any other, then the minimum amount of the range shall be accrued. Accounting for contingencies arising from contractual or legal proceedings requires management, after consultation with outside legal counsel, to use its best judgment when estimating an accrual related to such contingencies. As additional information becomes known, our accrual for a loss contingency could fluctuate, thereby creating variability in our results of operations from period to period. Likewise, an actual loss arising from a loss contingency which significantly exceeds the amount accrued for in our financial statements could have a material adverse impact on our operating results for the period in which such actual loss becomes known.

Results of Operations

The following table sets forth certain operating data from our consolidated statements of operations as a percentage of net sales and as a percentage change for the periods indicated:

	% of Net Sales(1)			% Increase (Decrease)
	Year Ended September 30,			Year Ended September 30,
	2005	2004	2003	2005 vs. 2004	2004 vs. 2003
Net sales	100.0%	100.0%	100.0%	8.4%	5.2%
Cost of goods sold(2)	49.4	46.9	46.3	14.3	6.5
Gross profit	50.6	53.1	53.7	3.2	4.1
Selling, general and administrative expenses(3)	48.1	48.6	46.4	7.1	10.3
Operating income	2.5	4.5	7.3	(38.8)	(35.4)
Interest expense, net	2.7	2.9	2.9	3.6	2.0
Income (loss) before income taxes	(0.2)	1.6	4.4	(112.4)	(60.5)
Income tax provision (benefit)	(0.2)	0.7	1.7	(125.4)	(58.4)
Net income (loss)	(0.0)%	1.0%	2.7%	(103.5)%	(61.9)%

(1)          Components may not add to total due to rounding.

(2)          The “Cost of goods sold” line item includes: merchandise costs (including customs duty expenses), expenses related to inventory shrinkage, product related corporate expenses (including expenses related to our payroll, benefit costs and operating expenses of our buying departments), inventory reserves (including lower of cost or market reserves), inbound freight charges, purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs, and the other costs of our distribution network.

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

The following table sets forth certain information regarding the number of our retail locations, including stores and leased maternity departments for the fiscal years indicated:

	Year Ended September 30,
	2005			2004			2003
Retail Locations	Stores	Leased Departments	Total Retail Locations	Stores	Leased Departments	Total Retail Locations	Stores	Leased Departments	Total Retail Locations
Beginning of period	883	232	1,115	851	155	1,006	763	146	909
Opened	27	517	544	93	81	174	108	13	121
Closed	(58)	(10)	(68)	(61)	(4)	(65)	(20)	(4)	(24)
End of period	852	739	1,591	883	232	1,115	851	155	1,006

Years Ended September 30, 2005 and 2004

Net Sales.   Our net sales for fiscal 2005 increased by 8.4%, or approximately $43.5 million, to $561.6 million from $518.1 million for fiscal 2004. Net sales increased primarily due to sales from our new Oh Baby! By Motherhood™ licensed arrangement with Kohl’s®, which began during the second quarter of fiscal 2005, and sales from the expansion of our proprietary Two Hearts™ Maternity collection to an additional 497 Sears® locations during late March 2005, partially offset by a decrease in comparable store sales. Comparable store sales decreased by 2.5% during fiscal 2005, based on 832 retail locations, versus a comparable store sales decrease of 4.9% during fiscal 2004, based on 765 retail locations. The decrease in comparable store sales in fiscal 2005 reflected continued strong competitive pressures in the maternity apparel market. We believe this increased competition caused an oversupply of maternity apparel in the market and that the increasingly deep markdowns taken by our competitors to stimulate sales and clear seasonal inventories further adversely affected our net sales for fiscal 2005.

As of September 30, 2005, we operated a total of 852 stores and 1,591 total retail locations: 690 Motherhood Maternity stores (including 99 Motherhood Maternity Outlet stores), 117 Mimi Maternity stores, 37 A Pea in the Pod stores, eight Destination Maternity superstores, and 739 leased maternity departments, of which 574 were in Sears stores and the balance were primarily under the Motherhood brand. In comparison, as of September 30, 2004, we had 1,115 total retail locations: 717 Motherhood Maternity stores (including 106 Motherhood Maternity Outlet stores), 121 Mimi Maternity stores, 41 A Pea in the Pod stores, four Destination Maternity superstores, and 232 leased departments. As of September 30, 2005, our store total included 47 multi-brand stores, including eight Destination Maternity superstores, with the remaining multi-brand stores predominantly under the Mimi Maternity brand. In comparison, as of September 30, 2004, we operated 35 multi-brand stores, including four Destination Maternity superstores. These multi-brand store figures for fiscal 2005 and fiscal 2004 exclude our A Pea in the Pod stores, which have traditionally carried a full line of both A Pea in the Pod and Mimi branded merchandise. During fiscal 2005, we opened 27 stores, including 11 multi-brand stores, and closed 58 stores, with 22 of these store closings related to multi-brand store openings. In addition, during fiscal 2005, the Company opened 517 leased department locations and closed ten leased department locations, with the openings predominantly coming from the expansion of our new Two Hearts Maternity collection at Sears, bringing the total number of our Sears leased departments to 574 locations.

Gross Profit.   Our gross profit for fiscal 2005 increased by 3.2%, or $8.9 million, to $284.2 million compared to $275.3 million for fiscal 2004, reflecting the increase in net sales, partially offset by a decrease in gross profit margin. Gross profit as a percentage of net sales (gross margin) was 50.6% for fiscal 2005, compared to 53.1% for fiscal 2004. The decrease in gross margin of 2.5 percentage points compared to the prior year primarily reflects the planned lower gross margin associated with sales from our new Kohl’s licensed arrangement, as well as market oversupply conditions and the resulting greater level of markdowns we recognized on sales from our own retail locations in fiscal 2005 compared to fiscal 2004.

Selling, General and Administrative Expenses.   Our selling, general and administrative expenses for fiscal 2005 increased by 7.1%, or $17.9 million, to $269.9 million from $252.0 million for fiscal 2004. Compared to fiscal 2004, rent and related expenses for our retail locations, including sales-based payments for our leased departments, increased by $6.0 million and employee wages and benefits for our retail locations increased by $3.3 million, primarily resulting from our new store openings. As a percentage of net sales, selling, general and administrative expenses decreased to 48.1% for fiscal 2005 compared to 48.6% for fiscal 2004. This decrease in the expense percentage for the full year resulted primarily from the favorable expense leverage from the addition of our licensed business, which was offset by the negative expense leverage resulting from our 2.5% decrease in comparable store sales, as well as increased charges for store asset impairments, increased professional fees related to our Sarbanes-Oxley Section 404 compliance program, and higher legal expenses. We incurred impairment charges for write-downs of store long-lived assets of $3.2 million for fiscal 2005 as compared to $1.8 million for fiscal 2004. In addition, we incurred charges relating to store closings of $1.6 million for fiscal 2005 (of which $0.5 million represented non-cash long-lived asset write-offs) as compared to $1.8 million for fiscal 2004 (of which $1.2 million represented non-cash long-lived asset write-offs). Most of these fiscal 2005 store closing charges related to multi-brand store openings. Professional fees related to our Sarbanes-Oxley Section 404 compliance program totaled $1.6 million for fiscal 2005. During fiscal 2005, we also recorded a charge of $0.3 million to reduce the carrying values of facilities in Costa Rica, which are being marketed for sale, to their estimated realizable values.

Operating Income.   Our operating income for fiscal 2005 decreased by 38.8%, or approximately $9.1 million, to $14.2 million from $23.3 million for fiscal 2004, due to our higher selling, general and administrative expenses, and lower gross margin, which more than offset the impact of increased sales volume. Operating income as a percentage of net sales (operating income margin) for fiscal 2005 decreased to 2.5% from 4.5% for fiscal 2004, primarily due to the adverse impact on operating income margin of our 2.5% decrease in comparable store sales, our increased markdowns, and increased operating expenses for store asset impairment and closing charges, legal expenses, and professional fees related to our Sarbanes-Oxley Section 404 compliance program.

Interest Expense, Net.   Our net interest expense for fiscal 2005 increased by 3.6%, or $0.5 million, to $15.3 million from $14.8 million in fiscal 2004. The increase in interest expense resulted from having borrowings under our credit facility during a portion of fiscal 2005, the increased amortization expense of deferred financing costs related to our new credit facility entered into in October 2004 and having lower invested balances of cash and short-term investments compared to fiscal 2004. During fiscal 2005, our average level of direct borrowings under our credit facility was $3.1 million, but we did not have any direct borrowings under our credit facility as of September 30, 2005. We did not have any direct borrowings under our credit facility during fiscal 2004.

Income Taxes.   Our effective tax rate was a benefit of 83.4% in fiscal 2005, compared to a provision of 40.8% in fiscal 2004, reflecting the recognition of certain state deferred tax assets in fiscal 2005. See Note 13 of the Notes to Consolidated Financial Statements for the reconciliation of the statutory federal income tax rate to our effective tax rate.

Net Income (Loss).   Net loss for fiscal 2005 was $0.2 million, or $(0.03) per share (diluted), compared to net income of $5.0 million for fiscal 2004, or $0.92 per share (diluted).

The average diluted shares outstanding of 5,242,000 shares for fiscal 2005 was 4.7% lower than the 5,501,000 shares outstanding for fiscal 2004. The decrease in average diluted shares outstanding reflects the elimination of the dilutive impact of outstanding stock options in fiscal 2005 due to the net loss for fiscal 2005, compared to the dilutive impact in fiscal 2004, when we generated net income.

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

As of September 30, 2004, we operated a total of 883 stores and 1,115 total retail locations: 717 Motherhood Maternity stores (including 106 Motherhood Maternity Outlet stores), 121 Mimi Maternity stores, 41 A Pea in the Pod stores, four Destination Maternity superstores, and 232 leased maternity departments, of which 71 were in Sears stores and the balance were primarily under the Motherhood brand. In comparison, as of September 30, 2003, we had 1,006 total retail locations: 688 Motherhood Maternity stores (including 104 Motherhood Maternity Outlet stores), 113 Mimi Maternity stores, 44 A Pea in the Pod stores and 155 leased departments. As of September 30, 2004, our store total included 35 multi-brand stores, including four Destination Maternity superstores, with the remaining multi-brand stores predominantly under the Mimi Maternity brand. In comparison, as of September 30, 2003, we operated six multi-brand stores. These multi-brand store figures for fiscal 2004 and fiscal 2003 exclude our A Pea in the Pod stores, which have traditionally carried a full line of both A Pea in the Pod and Mimi branded merchandise. During fiscal 2004, we opened 93 stores, including 22 multi-brand stores, and closed 61 stores, with 38 of these store closings related to multi-brand store openings, including the opening of our first four Destination Maternity superstores. In addition, during fiscal 2004, the Company opened 81 leased department locations and closed four leased department locations, with the openings predominantly coming from the exclusive introduction of our new Two Hearts Maternity collection in 71 Sears stores to replace the existing maternity lines in these stores.

Gross Profit.   Our gross profit for fiscal 2004 increased by 4.1%, or $10.8 million, to $275.3 million compared to $264.5 million for fiscal 2003, reflecting the increase in net sales, partially offset by a decrease in gross profit margin. Gross profit as a percentage of net sales was 53.1% for fiscal 2004, compared to 53.7% for fiscal 2003. The 0.6 percentage points of net sales decrease in gross margin compared to last year primarily reflects the increased markdowns recognized in fiscal 2004 compared to fiscal 2003.

Selling, General and Administrative Expenses.   Our selling, general and administrative expenses for fiscal 2004 increased by 10.3%, or approximately $23.5 million, to $252.0 million from $228.5 million for fiscal 2003. Compared to fiscal 2003, rent and related expenses for our retail locations, including sales-based payments for our leased departments, increased by $10.0 million and wages and benefits for our retail locations increased by $7.1 million, primarily resulting from our new store openings. As a percentage of net sales, selling, general and administrative expenses increased to 48.6% for fiscal 2004 compared to 46.4% for fiscal 2003, primarily reflecting an increased store occupancy expense ratio and, to a lesser extent, increased store payroll expense ratios resulting from the 4.9% decrease in comparable store sales for the year, partially offset by a lower legal expense and employee benefits expense ratios. In addition, we incurred charges relating to store closings of $1.8 million for fiscal 2004 versus $0.3 million for fiscal 2003.

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

Net Income.   Net income for fiscal 2004 was $5.0 million, or $0.92 per share (diluted), compared to $13.2 million for fiscal 2003, or $2.34 per share (diluted), representing a 61.9% decrease in net income and a 60.7% decrease in diluted earnings per share.

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

Liquidity and Capital Resources

Our cash needs have primarily been for (i) debt service, (ii) capital expenditures, including leasehold improvements, fixtures and equipment for new stores, store relocations and expansions of our existing stores, as well as improvements and new equipment for our distribution and corporate facilities and information systems, and (iii) working capital, including inventory to support our new stores and our existing stores. We have historically financed these capital requirements from cash flows from operations, borrowings under our credit facility or available cash balances.

In August 2002, we issued $125.0 million of 11 1/4% senior notes due 2010 (the “Senior Notes”). The Senior Notes were issued at 98.719% of their face amount, resulting in an annual effective interest rate of 11.50%. Interest on the Senior Notes is payable semi-annually in cash on February 1 and August 1, commencing on February 1, 2003. The Senior Notes were issued by Mothers Work, are senior unsecured obligations of Mothers Work and are unconditionally guaranteed on a senior basis by all of our domestic subsidiaries (see Note 15 of the Notes to Consolidated Financial Statements). The Senior Notes are redeemable at our option, in whole or in part, at any time on or after August 1, 2006 at 105.625% of their face amount, plus accrued and unpaid interest, declining ratably to 100% of their face amount, plus accrued and unpaid interest, on or after August 1, 2009. Additionally, before August 1, 2005, we had the right to redeem, at our option, up to 35% of the aggregate principal amount of the Senior Notes with the proceeds from equity offerings at 111.25% of their principal amount, plus accrued and unpaid interest. The Senior Notes impose certain restrictions on our ability to, among other things, incur additional indebtedness, pay dividends, repurchase stock, and enter into other various types of transactions.

Cash and cash equivalents decreased by $5.4 million during fiscal 2005 compared to a decrease of $7.3 million during fiscal 2004. Cash provided by operations of $7.3 million for fiscal 2005 decreased by approximately $11.0 million from $18.3 million for fiscal 2004. This decrease was primarily the result of decreased net income, as well as a larger use of cash for operating capital compared to fiscal 2004, primarily related to inventories and, to a lesser extent, trade receivables. Total inventories as of September 30, 2005 were $105.9 million, an increase of $13.2 million or 14.2% over the $92.7 million inventory balance as of September 30, 2004. This increase in inventories was driven largely by inventory for our new initiatives with Kohl’s and Sears, as well as intentionally bringing in Fall merchandise earlier than last year to enable earlier positioning of Fall merchandise in our stores. During fiscal 2005, we funded our capital expenditures through cash provided by operations, as well as the utilization of net proceeds from the sales (net of purchases) of short-term investments and the utilization of a portion of our balance of cash and cash equivalents. During fiscal 2004, we utilized our cash flow from operations to fund the predominant portion of our capital expenditures. For fiscal 2005, we spent $17.6 million on capital expenditures, including $13.4 million for leasehold improvements, fixtures and equipment principally for new store facilities, as well as improvements to existing stores, and $4.2 million for our distribution and corporate facilities and information systems. This compares to $21.5 million in capital expenditures for fiscal 2004, of which $18.1 million was spent for new store facilities and improvements to existing stores and retail locations, and $3.4 million for our distribution and corporate facilities and information systems. The decrease in capital expenditures was due to reduced expenditures for new stores compared to the prior year.

In March 2003, our Board of Directors approved a share repurchase program under which we were authorized to repurchase up to $10.0 million of our outstanding common stock from time to time in private transactions or open market purchases through March 4, 2005. As of September 30, 2005, we had repurchased and retired 142,269 shares in the aggregate pursuant to this program at a total cost of approximately $3.2 million, at an average cost of $22.79 per share, including repurchases during fiscal 2004 of 75,515 shares of common stock at a cost of $1.8 million. There were no repurchases under the repurchase program during fiscal 2005. The indenture governing the Senior Notes and the terms of both our new and previous credit facilities contain restrictions that place limits on certain payments by us, including payments to repurchase shares of our common stock. Our repurchases of common stock have been made in compliance with all restrictions under the indenture governing the Senior Notes and the terms of both our new and old credit facilities.

On October 15, 2004, we entered into a new five-year $60.0 million senior secured revolving credit facility (the “New Credit Facility”) which replaced our former $60 million credit facility. The New Credit Facility will mature on October 15, 2009. Upon our request and with the consent of the lender, permitted borrowings under the New Credit Facility may be increased up to an additional $15.0 million, in increments of $2.5 million, up to a maximum limit of $75.0 million. Proceeds from advances under the New Credit Facility, with certain restrictions, may be used to provide financing for working capital, letters of credit, capital expenditures, debt prepayments, dividends, share repurchases and other general corporate purposes. We paid certain closing fees in connection with the negotiation and execution of the New Credit Facility. We also pay an unused line fee under the New Credit Facility and certain early termination fees would be owed if the New Credit Facility is terminated prior to its third anniversary. The New Credit Facility contains various affirmative and negative covenants and representations and warranties. There are no financial covenant requirements under the New Credit Facility unless either (i) Excess Availability (as defined in the agreement) falls below $10 million, or (ii) average Financial Covenant Adjusted Availability (as defined in the agreement) for any calendar month is less than $15 million. If either of the events in item (i) or (ii) above occurs, we would be required to meet a certain minimum fixed charge coverage ratio (which increases from 1.00x during the first two years of the New Credit Facility to 1.10x during the fifth year of the New Credit Facility). During all of fiscal 2005, we exceeded the requirements for the Excess Availability and average Financial Covenant Adjusted Availability. The New Credit Facility is secured by a security interest in our accounts receivable, inventory, real estate interests, letter of credit rights, cash, intangibles and certain other assets. The interest rate on outstanding borrowings is equal to, at our election, either the lender’s prime rate or the lender’s LIBOR rate plus the applicable margin. The applicable margin for LIBOR rate borrowings is variable, ranging from 1.25% to 1.75%, based upon the availability calculation made in accordance with the agreement. The applicable margin for LIBOR rate borrowings, based upon the availability calculation made in accordance with the agreement, has been 1.25% since the inception of the New Credit Facility. Any amounts outstanding under the New Credit Facility may be accelerated and become due and payable immediately and all loan and letter of credit commitments thereunder may be terminated upon an event of default and expiration of any applicable cure period. Events of default include: (i) nonpayment of obligations due under the New Credit Facility; (ii) failure to perform any covenant or agreement contained in the New Credit Facility; (iii) material misrepresentations; (iv) failure to pay, or certain other defaults under other material indebtedness; (v) certain bankruptcy or insolvency events; (vi) a change of control, (vii) material uninsured losses; (viii) indictments of us or senior management in a material forfeiture action; and (ix) customary ERISA defaults, among others.

Prior to entering into the New Credit Facility, we had a $60 million credit facility maturing on September 15, 2005, which included a $56.0 million borrowing base revolving line of credit and approximately $4 million to support a special purpose letter of credit facility. Amounts available for direct borrowings, net of letters of credit outstanding, were limited to the lesser of (a) the unused portion of the credit facility or (b) the Aggregate Adjusted Availability (“AAA”) as defined in the agreement based on a percentage of eligible inventory, receivables and cash. The credit facility was secured by a security interest in our accounts receivable, inventory, equipment, fixtures, cash and other assets. There were no financial covenant requirements in the agreement unless the AAA fell below $10 million. In such event, we would have had to achieve minimum cash flow, as defined in the agreement, of not less than zero. During fiscal 2004 and 2003, we always exceeded the minimum required AAA.

As of September 30, 2005, outstanding borrowings under the New Credit Facility consisted of no direct borrowings and $8.4 million in letters of credit with available borrowings of $51.6 million, compared to no direct borrowings and $3.7 million in letters of credit with AAA and available borrowings of $52.3 million under the prior credit facility as of September 30, 2004. In addition, pursuant to the special purpose letter of credit facility, as of September 30, 2004, we had an outstanding standby letter of credit of $3.1 million to collateralize an outstanding industrial revenue bond. Borrowings under the New Credit Facility as of September 30, 2005 would have borne interest at a rate of between approximately 5.1% and 6.8% per annum. During fiscal 2005, our average level of direct borrowings under our New Credit Facility was $3.1 million. We had no direct borrowings under the prior credit facility during fiscal 2004 and 2003. We expect that we may have borrowings under our New Credit Facility during certain periods of fiscal 2006, reflecting seasonal and other timing variations in cash flow.

Our management believes that our current cash and working capital positions, expected operating cash flows and available borrowing capacity under our New Credit Facility, will be sufficient to fund our working capital, capital expenditures and debt repayment requirements and to fund stock and/or debt repurchases, if any, for at least the next twelve months.

Contractual Obligations and Commercial Commitments

We have entered into agreements that create contractual obligations and commercial commitments. These obligations and commitments will have an impact on future liquidity and the availability of capital resources. The tables below set forth a summary of these obligations and commitments as of September 30, 2005 (in thousands):

Contractual Obligations:

		Payments Due by Period
Description	Total Obligations	Less Than One Year	One to Three Years	Three to Five Years	After Five Years
Long-term debt	$128,928	$298	$634	$125,685	$2,311
Interest related to long-term debt(1)	70,396	14,089	28,163	28,143	1
Operating leases(2)	319,700	55,871	99,164	77,830	86,835
Capital lease obligations	1,136	524	612	—	—
Purchase obligations(3)	85,540	85,540	—	—	—
Total contractual cash obligations	$605,700	$156,322	$128,573	$231,658	$89,147

(1)          Excludes interest under long-term debt obligations where such interest is calculated on a variable basis. The Company had $2.9 million principal amount of such variable interest long-term debt obligations as of September 30, 2005.

(2)          Includes store operating leases, which generally provide for payment of direct operating costs in addition to rent. The amounts reflected include future minimum lease payments and exclude such direct operating costs.

(3)          Our purchase orders with contract manufacturers are cancelable by us at any time prior to our acceptance of the merchandise. Excludes purchase orders for supplies in the normal course of business.

Commercial Commitments:

		Amount of Commitment Per Period
Description	Total Obligations	Less Than One Year	One to Three Years	Three to Five Years	After Five Years
Credit facility(1)	$8,445	$8,445	$—	$—	$—
Other standby letters of credit	—	—	—	—	—
Total commercial commitments	$8,445	$8,445	$—	$—	$—

(1)          Consists of outstanding letter of credit commitments.

New Accounting Pronouncements

SFAS No. 123(R)

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”, which replaces SFAS No. 123 and APB Opinion No. 25, and establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. SFAS No. 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements, measured by the fair value of the equity or liability instruments issued, and is effective as of the first reporting period of the fiscal year that begins after June 15, 2005 for public entities that do not file as small business issuers. The fair value-based method of SFAS No. 123 is similar in most respects to the fair value-based method under SFAS No. 123(R); however, certain transition rules of SFAS No. 123(R) may affect the impact on our consolidated financial position or results of operations. SFAS No. 123(R) will be adopted in the first quarter of fiscal 2006 and the impact may have a material adverse impact on our future results of operations.

SFAS No. 151

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs.” This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to require that abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) be accounted for as current period charges rather than as a portion of the inventory cost. This statement is effective for fiscal years beginning after June 15, 2005. The adoption of this statement is not expected to have a material impact on our consolidated financial position or results of operations.

SFAS No. 154

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No.154 provides guidance on the accounting for and reporting of accounting changes and error corrections. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted. We expect to adopt SFAS No. 154 effective as of October 1, 2006.

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

We operate in a highly competitive environment characterized by low barriers to entry. We compete against department stores, specialty retail chains, discount stores, independent retail stores and catalog and Internet-based retailers, including both new and existing competitors. Many of our competitors are larger and have substantially greater financial and other resources than us. Further, we do not typically advertise using television and radio media and thus do not reach customers through means our competitors may use. Our mid- and luxury-priced merchandise faces a highly fragmented competitive landscape that includes locally based, single unit retailers, as well as a handful of multi-unit maternity operations, none of which we believe have more than 15 stores nationwide. In the value-priced maternity apparel business, we face competition on a nationwide basis from retailers such as Fashion Bug®, GAP®, JC Penney®, Kmart®,

Old Navy®, Target® and Wal-Mart®. Several of these competitors, including Gap and Old Navy, also sell maternity apparel on their websites. There has been increased competition in the maternity apparel industry, from both new and existing competition. Our market share and results of operations may be materially and adversely affected by this competition, including the potential for increased competition in the future. While we previously competed with both Sears and Kohl’s in the past, our relationship with both of them has now changed. We expanded our Two Hearts Maternity collection to an additional 497 Sears stores in March 2005 under a leased department arrangement bringing the total number of our Sears maternity leased departments to 574 locations as of the end of fiscal 2005. In February 2005, we launched our Oh Baby! by Motherhood collection at Kohl’s stores throughout the United States and on Kohls.com. The Oh Baby! by Motherhood collection is available at all Kohl’s stores under an exclusive product and license agreement. Kohl’s currently operates approximately 732 stores in 41 states.

Our leased/licensed relationships with third-party retailers may not be successful.

We cannot guarantee successful results from our leased department and licensed brand businesses with third-party retailers such as Sears® and Kohl’s®. Furthermore, the success of our leased department and licensed brand businesses is highly dependent on the actions and decisions of the third-party retailers, which are outside of our control. The retailers could limit the merchandise carried, close stores or go out of business. Our failure to properly manage our leased department and licensed brand businesses (including any failure by us in timely delivering goods to any third-party retailer or any failure to respond to the actions of or changes in business conditions at third-party retailers) would have a direct impact on the profitability and continuation of these relationships.

We require a significant amount of cash to service our indebtedness, which reduces the cash available to finance any growth.

We have a significant amount of indebtedness. As of September 30, 2005, our total indebtedness, including current maturities, was $128.9 million, and we had the ability to borrow an additional $51.6 million under our existing credit facility. Our required interest payments under our Senior Notes are expected to be approximately $14.1 million for each of fiscal 2006 and 2007.

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

To support our distribution of product throughout the United States and Canada, we operate our main distribution facility in Philadelphia, Pennsylvania and two significantly smaller distribution facilities, one in Philadelphia, Pennsylvania and the other, serving as our Canadian distribution facility in Mississauga, Ontario. Finished garments from contractors and other manufacturers are inspected and stored for distribution to our stores. We do not have other distribution facilities to support our distribution needs. If our main Philadelphia distribution facility was to shut down or otherwise become inoperable or inaccessible for any reason, we could incur significantly higher costs and longer lead times associated with the distribution of our products to our stores during the time it takes to reopen or replace this facility. In light of our strategic emphasis on rapid replenishment as a key competitive advantage, a distribution disruption might have a disproportionately adverse effect on our operations and profitability relative to other retailers. In addition, the loss or material disruption of service from any of our shippers for any reason, whether due to freight difficulties, strikes or other difficulties at our principal transport providers or otherwise, could have a material adverse impact on our business and results of operations.

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

The success of all of our mall stores will depend, in part, on the ability of each mall’s anchor tenants, such as large department stores, other tenants and area attractions to generate consumer traffic in the vicinity of our stores, and the continuing popularity of malls as shopping destinations. Many traditional enclosed malls are experiencing lower levels of customer traffic than in the past. Sales volume and mall traffic may be adversely affected by economic downturns in a particular area, the closing of anchor tenants or competition from non-mall retailers and other malls where we do not have stores.

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

As a result of purchase accounting for our various acquisitions, we have accumulated a substantial amount of goodwill, amounting to $50.4 million as of September 30, 2005. Effective October 1, 2001, goodwill and other intangible assets with indefinite lives are not amortized, but rather tested for impairment annually. The impairment test requires us to compare the fair value of business reporting units to their carrying value, including assigned goodwill. The fair value of our single reporting unit is determined based on the fair market value of our outstanding common stock on a control basis and, if necessary, an outside independent valuation is obtained to determine the fair value. The carrying value of our single reporting unit, expressed on a per share basis, is represented by our book value per share of outstanding common stock. The results of the annual impairment test performed as of September 30, 2005 indicated the fair value of the reporting unit exceeded its carrying value. As of September 30, 2005, our book value was $12.02 per share of outstanding common stock and the closing trading price of our common stock was $10.00 per share. As part of the Company’s impairment analysis as of September 30, 2005, an outside independent valuation was obtained and the fair value of the Company’s single reporting unit exceeded the carrying value. If the per share fair value of our single reporting unit was less than the book value per share on September 30, 2005, our goodwill would likely have become impaired. If the per share single reporting unit were to decline in the future below the then applicable book value of our outstanding common stock, our goodwill would likely become impaired. If we determine in the future that an impairment has occurred, we would be required to write off the impaired portion of goodwill, which could substantially reduce our earnings and result in a substantial decline in the price of our outstanding common stock.

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

We have a significant amount of indebtedness and we have the ability to incur substantial additional indebtedness in the future. As of September 30, 2005, we had $128.9 million of debt outstanding, including $3.9 million of secured debt. We have a $60.0 million credit facility, under which we had no direct borrowings and approximately $8.4 million in letters of credit outstanding as of September 30, 2005. As of September 30, 2005, we had $51.6 million available for additional borrowings under the credit facility.

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

Each of our New Credit Facility and the indenture governing the Senior Notes contain restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. These covenants limit or restrict, among other things, our ability to:

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

These limitations and restrictions may adversely affect our ability to finance our future operations or capital needs or engage in other business activities that may be in our best interests. In addition, our ability to borrow under the New Credit Facility is subject to borrowing base requirements. If we breach any of the covenants in our New Credit Facility or our indenture, we may be in default under our New Credit Facility or our indenture. If we default, the holders of the Senior Notes or the lender under our New Credit Facility could declare all borrowings owed to them, including accrued interest and other fees, to be due and payable.

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

•       announcements by our competitors or us; and

•       any goodwill impairment would require a write down that would likely negatively affect our stock price.

Our charter documents contain certain anti-takeover provisions, and we are entitled to certain other protective provisions under Delaware law.

We are a Delaware corporation and the anti-takeover provisions of Delaware law impose various impediments to the ability of a third party to acquire control of the Company, even if a change of control would be beneficial to our existing stockholders. We also have adopted a stockholder rights plan, commonly known as a “poison pill,” that entitles our stockholders to acquire additional shares of us, or a potential acquirer of us, at a substantial discount to their market value in the event of an attempted takeover. In addition, our amended and restated certificate of incorporation and by-laws may discourage, delay or prevent a merger or acquisition involving us that our stockholders may consider favorable by, among other things:

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

We have not paid any cash dividends on our common stock since our initial public offering and do not anticipate paying cash dividends on our common stock in the foreseeable future. In addition, the terms of our Senior Notes and our New Credit Facility significantly restrict our ability to declare or pay dividends on our common stock. Even if we were not restricted under the terms of our Senior Notes or New Credit Facility from being able to pay dividends, any future payment of dividends would still be at the discretion of our Board of Directors and would be based upon certain restrictive financial covenants, earnings, capital requirements and our financial condition, among other factors, at the time any such dividend is considered.

We could have failures in our system of internal controls.

We maintain a documented system of internal controls which is reviewed and monitored by management, who meet regularly with our Audit Committee of the Board of Directors. We believe we have a well-designed system to maintain adequate internal controls on the business. We cannot assure you that there will not be any control deficiencies in the future. Should we become aware of any control deficiencies, we would report them to the Audit Committee and recommend prompt remediation. We have devoted significant resources to document, test, monitor and improve our internal controls and will continue to do so; however, we cannot be certain that these measures will ensure that our controls are adequate in the future or that adequate controls will be effective in preventing fraud. If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. Any failures in the effectiveness of our internal controls could have a material adverse affect on our operating results or cause us to fail to meet reporting obligations.

Item 7A.                Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates. We have not entered into any market risk sensitive instruments for trading purposes. The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market interest rates. The range of changes presented reflects our view of changes that are reasonably possible over a one-year period.

As of September 30, 2005, the principal components of our debt portfolio were the $125.0 million of Senior Notes due 2010 and the $60.0 million credit facility, both of which are denominated in U.S. dollars. The fair value of the debt portfolio is referred to as the “debt value.” The Senior Notes bear interest at a fixed rate of 11 1/4%. Although a change in market interest rates would not affect the interest incurred or cash flow related to this fixed rate portion of the debt portfolio, the debt value would be affected.

Our New Credit Facility carries a variable interest rate that is tied to market indices. As of September 30, 2005, we had no direct borrowings and $8.4 million of letters of credit outstanding under our New Credit Facility. Borrowings under the New Credit Facility would have borne interest at the rate of between approximately 5.1% to 6.8% per annum, as of September 30, 2005. Any future borrowings under the New Credit Facility would, to the extent of outstanding borrowings, be affected by changes in market interest rates. A change in market interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the value of the financial instrument.

The sensitivity analysis as it relates to the fixed portion of our debt portfolio assumes an instantaneous 100 basis point move in interest rates from their levels as of September 30, 2005, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the value of the debt by approximately $4.5 million as of September 30, 2005. A 100 basis point decline in market interest rates would cause the debt value to increase by approximately $4.6 million as of September 30, 2005.

Based on the variable rate debt included in our debt portfolio as of September 30, 2005, a 100 basis point increase in interest rates would result in additional interest incurred for the year of less than $0.1 million. A 100 basis point decrease in interest rates would correspondingly lower our interest expense for the year by less than $0.1 million.

Other than as described above, we do not believe that the market risk exposure on other financial instruments is material.

Item 8.                        Financial Statements and Supplementary Data

Our Consolidated Financial Statements appear on pages F-1 through F-32, as set forth in Item 15.

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.                Controls and Procedures

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to our management on a timely basis to allow decisions regarding required disclosure. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2005. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2005, these controls and procedures were effective.

Internal Control over Financial Reporting

(a)   Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management assessed the Company’s internal control over financial reporting as of September 30, 2005, the end of the Company’s fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the

Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and the Company’s overall control environment.

Based on its assessment, management has concluded that the Company’s internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. The results of management’s assessment were reviewed with the Audit Committee of the Company’s Board of Directors.

KPMG LLP audited management’s assessment and independently assessed the effectiveness of the Company’s internal control over financial reporting. KPMG LLP has issued an attestation report concurring with management’s assessment, which is included below.

(b)   Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Mothers Work, Inc.:

We have audited management’s assessment, included in Management’s Annual Report on Internal Control over Financial Reporting presented above, that Mothers Work, Inc. maintained effective internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Mothers Work, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Mothers Work, Inc. maintained effective internal control over financial reporting as of September 30, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Mothers Work, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Mothers Work, Inc. and subsidiaries as of September 30, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended September 30, 2005 and the related financial statement schedule, and our report dated December 13, 2005 expressed an unqualified opinion on those consolidated financial statements and the related financial statement schedule.

/s/ KPMG LLP

Philadelphia, Pennsylvania

December 13, 2005

(c)   Change in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the last fiscal quarter ended September 30, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.               Other Information

None.

PART III.

Item 10.                 Directors and Executive Officers of the Registrant

Information concerning directors, appearing under the caption “Election of Directors” in our Proxy Statement (the “Proxy Statement”) will be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders scheduled to be held on January 20, 2006, and information concerning executive officers, appearing under the caption “Item 1. Business—Executive Officers of the Company” in Part I of this Form 10-K, is incorporated herein by reference in response to this Item 10.

The Board of Directors has adopted a Code of Business Conduct and Ethics, which was filed as an exhibit to the fiscal 2003 Form 10-K. We intend to satisfy the amendment and waiver disclosure requirements under applicable securities regulations by posting any amendments of, or waivers to, the Code of Business Conduct and Ethics on our web site.

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

*3.2	By-Laws of the Company (as amended through October 9, 2005) (Exhibit 3.2 to the Company’s Current Report on Form 8-K dated October 9, 2005).
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

*4.2

Amended and Restated Rights Agreement, dated as of October 9, 2005, between Mothers Work, Inc. and StockTrans, Inc., which includes the Form of Series B Rights Certificate, the Certificate of Designation of the voting powers, designations, preferences, and relative, participating, optional or other special rights and qualifications, limitations and restrictions of the Series B Junior Participating Preferred Stock, and a Summary of Rights to Purchase Preferred Stock attached thereto as Exhibits A, B and C respectively (Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 9, 2005).

*4.3

Indenture dated as of August 5, 2002, among the Company and Cave Springs, Inc., eSpecialty Brands, LLC, Dan Howard Industries, Inc., and Mother’s Stores, Inc., as guarantors, and J.P. Morgan Trust Company, National Association, a national banking association, as Trustee (Exhibit 4.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

†*10.1	1994 Director Stock Option Plan (Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1994 (the “1994 Form 10-K”)).
*10.2

Loan Agreement dated September 1, 1995 between Philadelphia Authority For Industrial Development (“PAID”) and the Company (Exhibit 10.26 to the Company’s Registration Statement on Form S-1, Registration No. 33-97318, dated October 26, 1995 (the “1995 Registration Statement”)).

*10.3	Indenture of Trust dated September 1, 1995 between PAID and Society National Bank (Exhibit 10.29 to the Company’s 1995 Registration Statement).
*10.4

Variable/Fixed Rate Federally Taxable Economic Development Bond (Mothers Work, Inc.), Series of 1995, in the aggregate principal amount of $4,000,000 (Exhibit 10.30 to the Company’s 1995 Registration Statement).

*10.5	Note dated as of February 14, 1996 from the Company to PIDC Local Development Corporation (Exhibit 10.29 to the 1996 Form 10-K).
*10.6	Installment Sale Agreement dated as of April 4, 1996 by and between PIDC Financing Corporation and the Company (Exhibit 10.30 to the 1996 Form 10-K).

*10.7	Open-ended Mortgage dated as of April 4, 1996 between PIDC Financing Corporation and the Pennsylvania Industrial Development Authority (“PIDA”) (Exhibit 10.31 to the 1996 Form 10-K).
*10.8	Loan Agreement dated as of April 4, 1996 by and between PIDC Financing Corporation and PIDA (Exhibit 10.32 to the 1996 Form 10- K).
*10.9

Amended and Restated Loan and Security Agreement dated as of October 15, 2004 by and among Mothers Work, Inc., Cave Springs, Inc., Mothers Work Canada, Inc., and Fleet Retail Group, Inc. (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 15, 2004).

†*10.10	1987 Stock Option Plan (as amended and restated) (Exhibit 4.1 to the Company’s Registration Statement on Form S-8, Registration No. 333-59529, dated July 21, 1998).
†*10.11	Amendment to the Company’s 1987 Stock Option Plan, as amended and restated, effective as of November 13, 2002 (Exhibit 10.25 to the Company’s March 2003 10-Q).
†*10.12

Form of Non-Qualified Stock Option Agreement under the Company’s 1987 Stock Option Plan (Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2004 (the “2004 Form 10-K”)).

†*10.13	Form of Non-Qualified Stock Option Agreement under the Company’s 1994 Director Stock Option Plan (Exhibit 10.19 to the 2004 Form 10-K).
†*10.14

Amended and Restated Employment Agreement dated as of April 28, 2005, between Mothers Work, Inc. and Dan W. Matthias (Exhibit 10.20 to the Company’s Current Report on Form 8-K dated April 26, 2005 (the “April 26, 2005 Form 8-K”)).

†*10.15	Amended and Restated Employment Agreement dated as of April 28, 2005, between Mothers Work, Inc. and Rebecca C. Matthias (Exhibit 10.21 to the April 26, 2005 Form 8-K).
†*10.16	Amended and Restated Employment Agreement dated as of April 26, 2005, between Mothers Work, Inc. and Edward M. Krell (Exhibit 10.22 to the April 26, 2005 Form 8-K).
†*10.17	Description of the Company’s Non-Employee Directors Compensation Policy (Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).
10.18	First Modification Agreement dated as of September 26, 2005 by and among Mothers Work, Inc., Cave Springs, Inc., Mothers Work Canada, Inc., and Fleet Retail Group, LLC.
*14	Code of Business Conduct and Ethics (Exhibit 14 to the 2003 Form 10-K).
*21	Subsidiaries of the Company. (Exhibit 21 to the 2003 Form 10-K).
23	Consent of KPMG LLP.
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Executive Vice President—Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Executive Vice President—Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                    Incorporated by reference.

†                    Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Philadelphia, Commonwealth of Pennsylvania, on December 13, 2005.

MOTHERS WORK, INC.
By:	/s/ DAN W. MATTHIAS
Dan W. Matthias
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
By:	/s/ EDWARD M. KRELL
Edward M. Krell
Executive Vice President—Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on December 13, 2005, in the capacities indicated:

/s/ DAN W. MATTHIAS	Chairman of the Board, Chief Executive Officer and Director
Dan W. Matthias	(Principal Executive Officer)
/s/ REBECCA C. MATTHIAS	President, Chief Operating Officer and Director
Rebecca C. Matthias
/s/ EDWARD M. KRELL	Executive Vice President—Chief Financial Officer
Edward M. Krell	(Principal Financial and Accounting Officer)
/s/ JOSEPH A. GOLDBLUM	Director
Joseph A. Goldblum
/s/ ELAM M. HITCHNER, III	Director
Elam M. Hitchner, III
/s/ DAVID SCHLESSINGER	Director
David Schlessinger
/s/ WILLIAM A. SCHWARTZ, JR.	Director
William A. Schwartz, Jr.
/s/ STANLEY C. TUTTLEMAN	Director
Stanley C. Tuttleman

MOTHERS WORK, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Mothers Work, Inc.:

We have audited the accompanying consolidated balance sheets of Mothers Work, Inc. and subsidiaries as of September 30, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended September 30, 2005. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule, Valuation and Qualifying Accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mothers Work, Inc. and subsidiaries as of September 30, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2005, in conformity with U.S generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Mothers Work, Inc.’s internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 13, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
Philadelphia, Pennsylvania
December 13, 2005

MOTHERS WORK, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30,
	2005	2004
ASSETS
Current assets
Cash and cash equivalents	$3,037	$8,467
Short-term investments	—	6,400
Trade receivables	7,681	4,382
Inventories	105,911	92,743
Deferred income taxes	6,015	4,660
Prepaid expenses and other current assets	4,816	5,744
Total current assets	127,460	122,396
Property, plant and equipment, net	76,173	78,462
Assets held for sale	925	1,200
Other assets
Goodwill	50,389	50,389
Deferred financing costs, net of accumulated amortization of $1,855 and $1,267	3,697	3,665
Other intangible assets, net of accumulated amortization of $2,481 and $2,476	878	946
Deferred income taxes	13,261	13,317
Other non-current assets	534	995
Total other assets	68,759	69,312
Total assets	$273,317	$271,370
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Line of credit borrowings	$—	$—
Current portion of long-term debt	769	288
Accounts payable	19,900	19,779
Accrued expenses and other current liabilities	35,563	34,496
Total current liabilities	56,232	54,563
Long-term debt	128,087	127,629
Deferred rent and other non-current liabilities	25,670	26,275
Total liabilities	209,989	208,467
Commitments and contingencies (Note 14)
Stockholders’ equity
Preferred stock, 2,000,000 shares authorized
Series A cumulative convertible preferred stock, $.01 par value, 41,000 shares authorized, none outstanding	—	—
Series B junior participating preferred stock, $.01 par value; 300,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value; 20,000,000 shares authorized, 5,268,535 and 5,207,081 shares issued and outstanding, respectively	53	52
Additional paid-in capital	63,164	62,565
Retained earnings	111	286
Total stockholders’ equity	63,328	62,903
Total liabilities and stockholders’ equity	$273,317	$271,370

The accompanying notes are an integral part of these Consolidated Financial Statements.

MOTHERS WORK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended September 30,
	2005	2004	2003
Net sales	$561,627	$518,051	$492,447
Cost of goods sold	277,453	242,751	227,961
Gross profit	284,174	275,300	264,486
Selling, general and administrative expenses	269,936	252,030	228,466
Operating income	14,238	23,270	36,020
Interest expense, net	15,293	14,765	14,469
Income (loss) before income taxes	(1,055)	8,505	21,551
Income tax provision (benefit)	(880)	3,466	8,337
Net income (loss)	$(175)	$5,039	$13,214
Net income (loss) per share—Basic	$(0.03)	$0.97	$2.52
Average shares outstanding—Basic	5,242	5,212	5,236
Net income (loss) per share—Diluted	$(0.03)	$0.92	$2.34
Average shares outstanding—Diluted	5,242	5,501	5,646

The accompanying notes are an integral part of these Consolidated Financial Statements.

MOTHERS WORK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock			Retained
	Number of Shares	Amount	Additional Paid-in Capital	Earnings (Accumulated Deficit)	Total
Balance as of September 30, 2002	5,180	$52	$63,623	$(17,967)	$45,708
Exercise of stock options and warrants	118	1	726	—	727
Repurchase and retirement of common shares	(67)	(1)	(1,466)	—	(1,467)
Tax benefit of stock option exercises	—	—	676	—	676
Net income	—	—	—	13,214	13,214
Balance as of September 30, 2003	5,231	52	63,559	(4,753)	58,858
Exercise of stock options	51	1	275	—	276
Repurchase and retirement of common shares	(75)	(1)	(1,774)	—	(1,775)
Tax benefit of stock option exercises	—	—	311	—	311
Non-cash compensation	—	—	194	—	194
Net income	—	—	—	5,039	5,039
Balance as of September 30, 2004	5,207	52	62,565	286	62,903
Exercise of stock options	62	1	484	—	485
Tax benefit of stock option exercises	—	—	115	—	115
Net loss	—	—	—	(175)	(175)
Balance as of September 30, 2005	5,269	$53	$63,164	$111	$63,328

The accompanying notes are an integral part of these Consolidated Financial Statements.

MOTHERS WORK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended September 30,
	2005	2004	2003
Cash Flows from Operating Activities
Net income (loss)	$(175)	$5,039	$13,214
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	15,502	14,270	12,930
Loss on impairment of long-lived assets	3,440	1,816	616
Loss on disposal of assets	726	1,223	647
Accretion of discount on notes	167	149	134
Deferred income tax provision (benefit)	(1,299)	2,329	2,133
Tax benefit of stock option exercises	115	311	676
Amortization of deferred financing costs	588	415	387
Other	—	224	—
Changes in assets and liabilities:
Decrease (increase) in—
Trade receivables	(3,299)	(526)	2,454
Inventories	(13,168)	(8,238)	(7,675)
Prepaid expenses and other assets	1,389	(2,031)	(2)
Increase (decrease) in—
Accounts payable, accrued expenses and other current liabilities	3,943	(824)	6,739
Deferred rent and other non-current liabilities	(605)	4,099	3,886
Net cash provided by operating activities	7,324	18,256	36,139
Cash Flows from Investing Activities
Purchase of short-term investments	(7,000)	(54,075)	(51,200)
Proceeds from sale of short-term investments	13,400	52,675	54,550
Capital expenditures	(17,644)	(21,540)	(25,344)
Purchase of intangible assets	(170)	(80)	(175)
Net cash used in investing activities	(11,414)	(23,020)	(22,169)
Cash Flows from Financing Activities
Increase (decrease) in cash overdrafts	(166)	684	(1,777)
Repayment of long-term debt	(666)	(279)	(369)
Repurchase of common stock	—	(1,775)	(1,467)
Payout for redeemed Series A Preferred Stock	(373)	(1,362)	(1,310)
Deferred financing costs	(620)	(44)	(242)
Payment of issuance costs of common stock	—	—	(210)
Proceeds from exercise of stock options	485	276	727
Net cash used in financing activities	(1,340)	(2,500)	(4,648)
Net Increase (Decrease) in Cash and Cash Equivalents	(5,430)	(7,264)	9,322
Cash and Cash Equivalents, Beginning of Year	8,467	15,731	6,409
Cash and Cash Equivalents, End of Year	$3,037	$8,467	$15,731

The accompanying notes are an integral part of these Consolidated Financial Statements.

MOTHERS WORK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   NATURE OF BUSINESS

Mothers Work, Inc. and subsidiaries (“Mothers Work” or the “Company”) is a specialty designer and retailer of maternity clothing. The Company operated 1,591 retail locations as of September 30, 2005, including 852 stores and 739 leased departments, throughout the United States and Canada. In addition, the Company markets maternity apparel at Kohl’s® stores throughout the United States under an exclusive product and license agreement. Mothers Work, Inc. was incorporated in Delaware in 1982.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.   Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Mothers Work, Inc. and its direct and indirect wholly-owned subsidiaries of Cave Springs, Inc., Mothers Work Canada, Inc., Maternity Factory Warehouse Centre, Inc. (a wholly-owned subsidiary of Mothers Work Canada, Inc.) and Confecciones Acona S.A. All significant intercompany transactions and accounts have been eliminated in consolidation.

b.   Fiscal Year-End

The Company operates on a fiscal year ending September 30 of each year. All references to fiscal years of the Company refer to the fiscal years ended on September 30 in those years. For example, the Company’s “fiscal 2005” ended on September 30, 2005.

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

d.   Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash in the bank and short-term investments with an original maturity of three months or less when purchased. Cash overdrafts of $2,813,000 and $2,979,000 were included in accounts payable as of September 30, 2005 and 2004, respectively.

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

The Company’s short-term investments as of September 30, 2004 were classified as available-for-sale and consisted exclusively of auction rate securities with the cost equal to the fair value. These securities had liquidity provisions at specified interest rate reset dates, typically every 7, 28 or 35 days, and the original maturity of the securities was beyond three months. There were no realized gains or losses associated with available-for-sale investments in fiscal 2005, 2004 or 2003.

f.   Inventories

Inventories are valued at the lower of cost or market. Cost is determined by the “first-in, first-out” (FIFO) method. Inventories of goods manufactured by the Company include the cost of materials, freight, direct labor, and manufacturing and distribution overhead.

g.   Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation and amortization are computed for financial reporting purposes on a straight-line basis, using service lives ranging principally from five to ten years for furniture and equipment and forty years for the building. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or their useful life. The cost of assets sold or retired and the related accumulated depreciation or amortization are removed from the accounts with any resulting gain or loss included in net income (loss). Maintenance and repairs are expensed as incurred except for the capitalization of major renewals and betterments that extend the life of the asset. Long-lived assets are reviewed for impairment whenever adverse events or changes in circumstances or business climate indicate that the carrying value may not be recoverable. Factors used in the evaluation include, but are not limited to, management’s plans for future operations, brand initiatives, recent operating results and projected cash flows. If the associated undiscounted cash flows are insufficient to support the recorded asset, an impairment is recognized to reduce the carrying value of the asset. The amount of the impairment loss is determined by comparing the discounted expected future cash flows with the carrying value.

During fiscal 2005, 2004 and 2003, the Company recorded write downs of property, plant and equipment totaling $3,151,000, $1,816,000 and $616,000, respectively, on a pre-tax basis.

h.   Goodwill, Intangible and Other Assets

Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations. Prior to fiscal 2002, goodwill was amortized using the straight-line method over a period of 20 years. Effective October 1, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” and no longer amortizes goodwill. Management determined that the Company has one reporting unit for purposes of applying SFAS No.142 based on its reporting structure. The Company makes its assessment of impairment as of September 30 of each fiscal year. The fair value of the Company’s single reporting unit at each measurement date was determined based on the then fair market value of the Company’s outstanding common stock on a control basis and, if necessary, an outside independent valuation is obtained to determine the fair value. As part of

MOTHERS WORK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

the Company’s impairment analysis as of September 30, 2005, an outside independent valuation was obtained and the fair value of the Company’s single reporting unit exceeded the carrying value.

Based on these assessments, no impairment loss was required to be recognized at any of the measurement dates. The Company plans to perform an annual assessment for goodwill impairment at the end of each fiscal year or as impairment indicators arise. If the fair market value of the Company’s outstanding common stock on a control basis were to significantly decline in the future, the goodwill would likely become impaired.

Intangible assets with definite useful lives, which primarily consist of lease acquisition costs, are amortized over the lease term. Management reviews the carrying amount of these intangible assets as impairment indicators arise, to assess the continued recoverability based on future undiscounted cash flows and operating results from the related asset, future asset utilization and changes in market conditions. During fiscal 2005, the Company recorded write-downs of intangible assets totaling $14,000 on a pre-tax basis. During fiscal 2004 and 2003, there was no impairment to the carrying value of intangible assets. The Company has not identified any unamortizable intangible assets. Aggregate amortization expense of intangible assets in fiscal 2005, 2004 and 2003 was $209,000, $224,000 and $267,000, respectively.

Estimated amortization expense for the next five fiscal years is as follows (in thousands):

Fiscal Year
2006	$202
2007	161
2008	138
2009	122
2010	102

i.   Deferred Financing Costs

Deferred financing costs (see Note 9) are amortized to interest expense over the term of the related debt using the effective interest method. Amortization expense of deferred financing costs in fiscal 2005, 2004 and 2003 was $588,000, $415,000 and $387,000, respectively.

Estimated amortization expense for the next five fiscal years of deferred financing costs as of September 30, 2005 is as follows (in thousands):

Fiscal Year
2006	$655
2007	716
2008	785
2009	852
2010	689

j.   Deferred Rent

Rent expense on operating leases, including rent holidays and scheduled rent increases, is recorded on a straight-line basis over the term of the lease commencing on the date the Company takes possession of

MOTHERS WORK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

the leased property, which is generally four to six weeks prior to a store’s opening date. The net excess of rent expense over the actual cash paid has been recorded as deferred rent in the accompanying Consolidated Balance Sheets. Tenant improvement allowances are included in the accompanying Consolidated Balance Sheets as deferred rent liabilities and are amortized as a reduction of rent expense over the term of the lease from the possession date.

k.   Treasury (Reacquired) Shares

Shares repurchased are retired and treated as authorized but unissued shares, with the cost in excess of par value of the reacquired shares charged to additional paid-in capital and the par value charged to common stock.

l.   Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, short-term investments, trade receivables and accounts payable approximate fair value due to the short-term nature of those instruments. Based upon a valuation of the Senior Notes (see Note 9) by a third party, the fair value of the long-term debt as of September 30, 2005 is approximately $121,491,000, which is slightly lower than its carrying value.

m.   Revenue Recognition, Sales Returns and Allowances

Revenue is recognized at the point of sale for retail store sales, including leased department sales, or when merchandise is shipped to customers for Internet and mail order sales. Allowances for returns are recorded as a reduction of revenue, based on the Company’s historical experience.

n.   Other Revenues

Included in net sales are revenues earned by the Company through a variety of marketing partnership programs utilizing the Company’s extensive opt-in customer database and various in-store marketing initiatives, focused on baby and parent-related product and services.

o.   Cost of Goods Sold

Cost of goods sold in the accompanying Consolidated Statements of Operations includes: merchandise costs (including customs duty expenses), expenses related to inventory shrinkage, product related corporate expenses (including expenses related to payroll, benefit costs and operating expenses of the Company’s buying departments), inventory reserves (including lower of cost or market reserves), inbound freight charges, purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs, and the other costs of the Company’s distribution network.

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

MOTHERS WORK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

q.   Selling, General and Administrative Expenses

Selling, general and administrative expenses in the accompanying Consolidated Statements of Operations includes: advertising and marketing expenses, corporate administrative expenses, store expenses (including store payroll and store occupancy expenses), store opening and store closing expenses, and store asset impairment charges.

r.   Advertising Costs

The Company expenses the costs of advertising when the advertising occurs, except for the costs associated with catalogs and brochures. The production costs for catalogs and brochures are deferred and amortized over a three to six month period corresponding to the expected period in which these items will be mailed. Advertising and catalog expenses were $10,591,000, $9,922,000 and $8,651,000 in fiscal 2005, 2004 and 2003, respectively.

s.   Income Taxes

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

t.   Accounting for Stock-Based Compensation

The Company accounts for stock-based compensation under the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. The Company has adopted the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure,” but has elected to continue to measure compensation expense in accordance with APB Opinion No. 25. Accordingly, no compensation expense for stock options has been recognized for stock option awards granted at fair market value. Had the compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans in accordance with the provisions of SFAS No. 123, the Company’s net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts indicated below. The effect of applying SFAS No. 123 in this pro forma disclosure is not indicative of future amounts. SFAS No. 123 does not apply to options awarded prior to the fiscal year ended September 30, 1996.

On September 27, 2005, the Compensation Committee of the Company’s Board of Directors approved, and the Board ratified, the acceleration of the vesting of all outstanding stock options having exercise prices of $23.50 or more. Options to purchase 133,500 shares, having exercise prices ranging from $23.62 to $37.05 per share, were affected by the vesting acceleration. The closing price of the Company’s common stock on September 26, 2005 (the trading day prior to the vesting acceleration) was $11.31 per share. The primary purpose of this accelerated vesting program was to eliminate the compensation expense

MOTHERS WORK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

associated with these stock options that the Company would otherwise have been required to recognize in future financial statements pursuant to SFAS No. 123(R), “Share-Based Payment”, which is effective for the Company beginning in the first quarter of fiscal 2006, which commenced on October 1, 2005. The amount of future compensation expense that will be avoided in connection with this acceleration was approximately $1.3 million, net of tax, and is included in the fiscal 2005 pro forma net loss below.

	Year Ended September 30,
	2005	2004	2003
	(in thousands, except per share amounts)
Net income (loss):
As reported	$(175)	$5,039	$13,214
Add stock-based employee compensation expense included in the determination of net income as reported, net of tax	—	116	—
Deduct total stock-based employee compensation expense determined under fair value-based method for all awards, net of tax	(2,949)	(1,525)	(2,910)
Pro forma net income (loss)	$(3,124)	$3,630	$10,304
Net income (loss) per share—Basic:
As reported	$(0.03)	$0.97	$2.52
Pro forma	(0.60)	0.70	1.97
Net income (loss) per share—Diluted:
As reported	$(0.03)	$0.92	$2.34
Pro forma	(0.60)	0.66	1.86

u.   Earnings per Share

Basic earnings per share is computed by dividing net income (loss) by the weighted average number of outstanding common shares. Diluted earnings per share is computed based upon the weighted average number of outstanding common shares, after giving effect to the potential dilutive effect from the assumed exercise of the common stock equivalents, including stock options and warrants (see Note 12).

The following summarizes those effects for the diluted earnings per share calculation (in thousands):

	Year Ended September 30,
	2005	2004	2003
Average number of shares outstanding—Basic	5,242	5,212	5,236
Incremental shares from the assumed exercise of outstanding stock options and warrants	—	289	410
Average number of shares outstanding—Diluted	5,242	5,501	5,646

MOTHERS WORK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Options and warrants to purchase 1,355,050, 467,170 and 202,850 shares of the Company’s common stock were outstanding as of September 30, 2005, 2004 and 2003, respectively, but were not included in the computation of diluted earnings per share for fiscal 2005, 2004 and 2003, respectively, as their effect would have been antidilutive.

v.   Statements of Cash Flows

In fiscal 2005, 2004 and 2003, the Company paid interest of $14,470,000, $14,415,000 and $14,503,000, respectively, and made income tax payments of $708,000, $3,258,000 and $5,447,000, respectively. In fiscal 2005, the Company acquired equipment with a cost of $1,438,000 under a capital lease obligation.

w.   Business and Credit Risk

Financial instruments, primarily cash and cash equivalents, short-term investments and accounts receivable, potentially subject the Company to concentrations of credit risk. The Company limits its credit risk associated with cash and cash equivalents and short-term investments by placing such investments in highly liquid funds and instruments. Receivables associated with third party credit cards are processed by financial institutions, which are monitored for financial stability. The Company is dependent on key suppliers to provide sufficient quantities of inventory at competitive prices. No single supplier represented 10% or more of net purchases in fiscal 2005, 2004 or 2003. A majority of the Company’s purchases during fiscal 2005 were imported. The Company imported from 23 countries during fiscal 2005. Management believes that any event causing a disruption of imports from any specific country could be mitigated by moving production to readily available alternative sources.

x.   Insurance

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

y.   Store Preopening Costs

Non-capital expenditures, such as payroll costs incurred prior to the opening of a new store, are charged to expense in the period in which they were incurred.

z.   Reclassifications

Certain reclassifications have been made to the prior year consolidated financial statements to conform to the current year presentation.

aa.   New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), which replaces SFAS No. 123 and APB Opinion No. 25, and establishes standards for the accounting for

MOTHERS WORK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

transactions in which an entity exchanges its equity instruments for goods and services. SFAS No. 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements, measured by the fair value of the equity or liability instruments issued, and is effective as of the first reporting period of the fiscal year that begins after June 15, 2005 for public entities that do not file as small business issuers. The fair value-based method of SFAS No. 123 is similar in most respects to the fair value-based method under SFAS No. 123(R); however, certain transition rules of SFAS No. 123(R) may affect the impact on the Company’s consolidated financial position or results of operations. The new standard will be adopted in the first quarter of fiscal 2006 and the impact may have a material adverse impact on the Company’s future results of operations. The pro forma impact of the application of SFAS No. 123 on the Company’s historical financial statements is included in these notes to consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs.” This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to require that abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) be accounted for as current period charges rather than as a portion of the inventory cost. This statement is effective for fiscal years beginning after June 15, 2005. The adoption of this statement is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and early adoption is permitted. The Company expects to adopt SFAS 154 effective as of October 1, 2006.

3.   INVENTORIES

Inventories as of September 30 were comprised of the following (in thousands):

	2005	2004
Finished goods	$97,056	$81,428
Work-in-progress	3,283	3,317
Raw materials	5,572	7,998
	$105,911	$92,743

MOTHERS WORK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.   PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment as of September 30 was comprised of the following (in thousands):

	2005	2004
Land	$1,400	$1,400
Building and improvements	12,474	12,062
Furniture and equipment	53,917	47,748
Leasehold improvements	102,149	100,682
	169,940	161,892
Less: accumulated depreciation and amortization	(93,767)	(83,430)
	$76,173	$78,462

Furniture and equipment includes equipment acquired under a capital lease obligation on December 1, 2004. As of September 30, 2005, the equipment had a cost of $1,438,000 and accumulated amortization of $216,000 (see Note 9).

During fiscal 2005, 2004 and 2003, the Company recorded pre-tax charges under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” of $3,151,000, $1,816,000 and $616,000, respectively, related to the impairment of leasehold improvements and furniture and equipment at certain of its retail locations.

As of September 30, 2005, $925,000 of assets held for sale (not included above) relate to the manufacturing and warehouse facilities located in Costa Rica that were acquired in the purchase of iMaternity (see Note 5). These facilities, shut down during fiscal 2002, are being marketed for sale, are not being depreciated and are separately reflected in the accompanying Consolidated Balance Sheets as “Assets Held for Sale.” The iMaternity manufacturing and warehousing facilities are expected to be sold during fiscal 2006. The carrying values of the Costa Rican facilities were reduced by $275,000 during fiscal 2005 to their estimated realizable values, which were determined based on purchase offers from interested parties, less estimated selling costs.

5.   ACQUISITION

The Company acquired eSpecialty Brands, LLC (iMaternity) on October 17, 2001 (the “Acquisition Date”), for $19.7 million. The acquisition was accounted for under the purchase method of accounting, and the results of operations of iMaternity have been included in the Company’s results of operations from the Acquisition Date.

MOTHERS WORK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.   ACQUISITION (Continued)

A summary of the charges incurred and reserves recorded in connection with the iMaternity acquisition exit/restructuring activities during fiscal 2005, 2004 and 2003 is as follows (in thousands):

	Lease Termination Fees	Severance	Exit and Other Costs	Total
Reserves recorded in purchase accounting	$4,200	$2,587	$2,150	$8,937
Balance—September 30, 2002	$2,730	$900	$700	$4,330
Charges during fiscal 2003	(543)	(203)	(207)	(953)
Reserves reversed against goodwill	(1,519)	(97)	(168)	(1,784)
Balance—September 30, 2003	668	600	325	1,593
Charges during fiscal 2004	(419)	(200)	(124)	(743)
Balance—September 30, 2004	249	400	201	850
Charges during fiscal 2005	(249)	(200)	(169)	(618)
Balance—September 30, 2005	$—	$200	$32	$232

The balance of the severance reserve reflects a non-compete and severance arrangement that is payable ratably on a monthly basis through September 30, 2006.

6.   ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

As of September 30, accrued expenses and other current liabilities were comprised of the following (in thousands):

	2005	2004
Salaries, wages and employee benefits	$8,846	$8,944
Income taxes payable	1,161	1,344
Interest	2,483	2,358
Deferred rent	3,790	3,935
Sales taxes	2,456	2,458
Insurance	2.671	2,425
Rent	328	608
Audit and legal	3,400	1,671
Reserves recorded in iMaternity acquisition (Note 5)	232	850
Remaining payout for redeemed Series A Preferred Stock	679	1,052
Accrued store construction costs	152	1,514
Gift certificates and store credits	3,233	2,586
Other	6,132	4,751
	$35,563	$34,496

MOTHERS WORK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.   DEFERRED RENT AND OTHER NON-CURRENT LIABILITIES

As of September 30, deferred rent and other non-current liabilities were comprised of the following (in thousands):

	2005	2004
Deferred rent	$29,169	$29,943
Less: current portion included in accrued expenses and other current liabilities	(3,790)	(3,935)
Non-current deferred rent	25,379	26,008
Other	291	267
	$25,670	$26,275

8.   LINE OF CREDIT

On October 15, 2004, the Company entered into a new five-year $60,000,000 senior secured revolving credit facility (the “New Credit Facility”), which replaced the former $60 million credit facility that included a $56,000,000 borrowing base revolving line of credit. The New Credit Facility will mature on October 15, 2009. Upon the Company’s request and with the consent of the lender, permitted borrowings under the New Credit Facility may be increased up to an additional $15,000,000, in increments of $2,500,000, up to a maximum limit of $75,000,000. Proceeds from advances under the New Credit Facility, with certain restrictions, may be used to provide financing for working capital, letters of credit, capital expenditures, debt prepayments, dividends, share repurchases and other general corporate purposes. The Company paid certain closing fees in connection with the negotiation and execution of the New Credit Facility. The Company also pays an unused line fee under the New Credit Facility and certain early termination fees would be owed if the new credit facility is terminated prior to its third anniversary. The New Credit Facility contains various affirmative and negative covenants and representations and warranties. There are no financial covenant requirements under the New Credit Facility unless either (i) Excess Availability (as defined in the agreement) falls below $10,000,000, or (ii) average Financial Covenant Adjusted Availability (as defined in the agreement) for any calendar month is less than $15,000,000. If either of the events in item (i) or (ii) above occurs, the Company would be required to meet a certain minimum fixed charge coverage ratio (which increases from 1.00x during the first two years of the New Credit Facility to 1.10x during the fifth year of the New Credit Facility). During all of fiscal 2005, the Company exceeded the requirements for the Excess Availability and average Financial Covenant Adjusted Availability. The New Credit Facility is secured by a security interest in the Company’s accounts receivable, inventory, real estate interests, letter of credit rights, cash, intangibles and certain other assets. The interest rate on outstanding borrowings is equal to, at the Company’s election, either the lender’s prime rate or the lender’s LIBOR rate plus the applicable margin. The applicable margin for LIBOR rate borrowings is variable, ranging from 1.25% to 1.75%, based upon the availability calculation made in accordance with the New Credit Facility. The applicable margin for LIBOR rate borrowings, based upon the availability calculation made in accordance with the agreement, has been 1.25% since the inception of the New Credit Facility. Any amounts outstanding under the New Credit Facility may be accelerated and become due and payable immediately and all loan and letter of credit commitments thereunder may be terminated upon an event of default and expiration of any applicable cure period. Events of default include: (i) nonpayment of obligations due under the New Credit Facility, (ii) failure to perform any covenant or agreement contained in the New Credit Facility, (iii) material misrepresentations, (iv) failure to pay, or certain other defaults under, other material indebtedness of the Company, (v) certain bankruptcy or insolvency events, (vi) a change of control, (vii) material uninsured losses, (viii) indictments of the Company or senior management in a material forfeiture action, and (ix) customary ERISA defaults, among others.

MOTHERS WORK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.   LINE OF CREDIT (Continued)

Prior to entering into the New Credit Facility, the Company had a $60 million credit facility maturing on September 15, 2005, which included a $56 million borrowing base revolving line of credit and approximately $4 million to support a special purpose letter of credit facility. Amounts available for direct borrowings, net of letters of credit outstanding, were limited to the lesser of (a) the unused portion of the credit facility or (b) the Aggregate Adjusted Availability (“AAA”) as defined in the agreement based on a percentage of eligible inventory, receivables and cash. The credit facility was secured by a security interest in the Company’s accounts receivable, inventory, equipment, fixtures, cash and other assets. There were no financial covenant requirements in the agreement unless the AAA fell below $10 million. In such event, the Company would have had to achieve minimum cash flow, as defined in the agreement, of not less than zero. During fiscal 2004 and 2003, the Company always exceeded the minimum required AAA.

As of September 30, 2005, outstanding borrowings under the New Credit Facility consisted of no direct borrowings and $8,400,000 in letters of credit with available borrowings of $51,600,000, compared to no direct borrowings and $3,700,000 in letters of credit with AAA and available borrowings of $52,300,000 under the prior credit facility as of September 30, 2004. In addition, pursuant to the special purpose letter of credit facility, as of September 30, 2004, the Company had an outstanding standby letter of credit of $3,149,000, to collateralize an outstanding industrial revenue bond. Borrowings under the New Credit Facility as of September 30, 2005 would have borne interest at the rate of between approximately 5.11% and 6.75% per annum. During fiscal 2005, the Company’s average level of direct borrowings under the New Credit Facility was $3.1 million. The Company had no direct borrowings under the prior credit facility during fiscal 2004 and 2003.

9.   LONG-TERM DEBT

The following table summarizes the Company’s long-term debt as of September 30 (in thousands):

	2005	2004
11 1/4% senior notes due August 1, 2010 (net of unamortized discount)	$123,868	$123,701
Industrial Revenue Bond, interest is variable (3.3% as of September 30, 2005), principal due annually through September 1, 2020 (collateralized in full by a standby letter of credit)	2,945	3,075
Government Mortgage Notes:
Interest at 3.0%, principal due monthly until May 1, 2011 (collateralized by a second mortgage on certain property and equipment at the Company’s headquarters)	863	1,000
Interest at 2.0%, principal due monthly until March 1, 2011 (collateralized by certain equipment at the Company’s headquarters)	120	141
Capital Lease Obligation:
Equipment lease, interest at 6.75%, payments due monthly through November 30, 2007 (collateralized by certain equipment at the Company’s headquarters)	1,060	—
	128,856	127,917
Less: current portion	(769)	(288)
	$128,087	$127,629

MOTHERS WORK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.   LONG-TERM DEBT (Continued)

Long-term debt maturities as of September 30, 2005 are as follows (in thousands):

Fiscal Year
2006	$822
2007	836
2008	410
2009	337
2010	125,348
2011 and thereafter	2,311
130,064
Less: unamortized discount	(1,132)
Less: amount representing interest on capital lease obligation	(76)
$128,856

In August 2002, the Company issued $125,000,000 of 11 1/4% senior notes (the “Senior Notes”). The Senior Notes are due August 1, 2010 and were issued at 98.719% of their face amount, resulting in an annual effective interest rate of 11.50%. Interest on the Senior Notes is payable semi-annually in cash on February 1 and August 1, commencing on February 1, 2003. The Senior Notes were issued by Mothers Work, are senior unsecured obligations of Mothers Work, and are unconditionally guaranteed on a senior basis by all of the Company’s domestic subsidiaries (see Note 15). The Senior Notes are redeemable at the Company’s option, in whole or in part at any time on or after August 1, 2006, at 105.625% of their face amount, plus accrued and unpaid interest, declining ratably to 100% of their face amount, plus accrued and unpaid interest, on or after August 1, 2009. Additionally, prior to August 1, 2005, the Company had the right to redeem, at its option, up to 35% of the aggregate principal amount of the Senior Notes with the proceeds from equity offerings at 111.25% of their principal amount, plus accrued and unpaid interest, in accordance with the terms of the indenture of the Senior Notes. The indenture to the Senior Notes contains covenants that impose certain restrictions on the Company’s ability to, among other things, incur additional indebtedness, pay dividends, repurchase stock, and enter into other various types of transactions. Subject to the foregoing restrictions, the Senior Notes also limit the amount of dividends and other restricted payments that may be paid by the Company under a formula that includes a $10 million fixed amount, plus approximately 50% of the Company’s net income since issuance of the Senior Notes and allowable proceeds from certain other debt or equity transactions. During all of fiscal 2005, 2004 and 2003, the Company was in compliance with the required covenants. Any amounts outstanding under the Senior Notes may be accelerated and become due and payable immediately upon an event of default and expiration of any applicable cure period. Events of default include: (i) nonpayment of obligations due under the Senior Notes, (ii) failure to perform any covenant or agreement contained in the Senior Notes, (iii) material misrepresentations, (iv) failure to pay, or certain other defaults under, other material indebtedness of the Company, (v) certain bankruptcy or insolvency events, and (vi) material uninsured losses. Upon the occurrence of a Change in Control, as defined in the indenture to the Senior Notes, Holders of the Senior Notes have the right to require that the Company repurchase each Holder’s Notes at 101% of the principal amount, plus accrued and unpaid interest.

MOTHERS WORK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.   LONG-TERM DEBT (Continued)

In connection with the issuance of the Senior Notes, the Company incurred deferred financing costs of $4,497,000. These deferred financing costs, along with the debt discount, are being amortized and included in interest expense over the term of the Senior Notes, using the effective interest method.

On December 1, 2004, the Company amended an existing operating lease for certain equipment in its main distribution facility, extending the remaining lease term to November 30, 2007 (the “Primary Term Expiration Date”). The amended lease was determined to be a capital lease in accordance with the provisions of SFAS No. 13, “Accounting for Leases”. The lease provides for monthly rental payments through the Primary Term Expiration Date with a final installment of one dollar to purchase the equipment.

10.   COMMON AND PREFERRED STOCK

The Company has authorization to issue up to 2,000,000 shares of preferred stock, par value $0.01 with 41,000 shares authorized Series A Cumulative Convertible Preferred Stock and 300,000 shares authorized Series B Junior Participating Preferred Stock (“Series B Preferred Stock”). There was no preferred stock issued or outstanding as of September 30, 2005 or 2004.

The Series B Preferred Stock can be purchased in units equal to one one-thousandth of a share (the “Series B Units”) under the terms of the Rights Agreement (see Note 11). The holders of the Series B Units are entitled to receive dividends when and if declared on common stock. Series B Units are junior to the common stock for both dividends and liquidations. Each Series B Unit votes as one share of common stock.

During fiscal 2003, the Board of Directors approved a share repurchase program under which the Company was authorized to repurchase up to $10,000,000 of its outstanding common stock from time to time in private transactions or on the open market through March 4, 2005. As of September 30, 2005, the Company had purchased and retired 142,269 shares in the aggregate under the repurchase program at a total cost of $3,242,000, at an average cost of $22.79 per share, of which 75,715 shares were repurchased in fiscal 2004, at an average cost of $23.44 per share. There were no repurchases under the repurchase program during fiscal 2005. The indenture governing the Senior Notes and the terms of both the Company’s New Credit Facility and prior credit facility contain restrictions that place limits on certain payments by the Company, including payments to repurchase shares of its common stock. The Company’s repurchases of common stock have been made in compliance with all restrictions under the indenture governing the Senior Notes and the terms of its New Credit Facility and prior credit facility.

11.   RIGHTS AGREEMENT

On October 9, 2005, the Company entered into an Amended and Restated Rights Agreement to renew its then existing Rights Agreement (collectively referred to as the “Rights Agreement”) that would otherwise have expired on October 9, 2005. Under the Rights Agreement, the Company provided and will provide one Right outstanding for each share of Mothers Work common stock now or hereafter outstanding. Under certain limited conditions, as defined in the Rights Agreement, each Right entitles the registered holder to purchase from the Company one Series B Unit at $85 per share, subject to adjustment. The Rights expire on October 9, 2015 (the “Final Expiration Date”).

The Rights Agreement provides the independent directors of the Company with some discretion in determining when the Distribution Date (as defined in the Rights Agreement) shall occur and the date

MOTHERS WORK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.   RIGHTS AGREEMENT (Continued)

until which the Rights may be redeemed. In addition, the Rights Agreement exempts from its operation any person that acquires, obtains the right to acquire, or otherwise obtains beneficial ownership of 15.0% or more of the then outstanding shares of the Company’s common stock (an “Acquiring Person”) without any intention of changing or influencing control of the Company provided that such person, as promptly as practicable, divests himself or itself of a sufficient number of shares of common stock so that such person would no longer be an Acquiring Person.

The Rights are not exercisable until the Distribution Date, which will occur upon the earlier of (i) ten business days following a public announcement that an Acquiring Person has acquired beneficial ownership of 15.0% or more of the Company’s outstanding common stock, and ten business days following the commencement of a tender offer or exchange offer that would result in a person or group owning 15.0% or more of the Company’s outstanding common stock, or (ii) such later date as may be determined by action of a majority of the independent directors. The Rights have certain anti-takeover effects. The Rights will cause substantial dilution to a person or group that attempts to acquire the Company without conditioning the offer on the redemption of the Rights.

The Rights can be mandatorily redeemed by action of a majority of the independent directors at any time prior to the earlier of the Final Expiration Date and the Distribution Date for $0.01 per Right. Upon exercise and the occurrence of certain events, as defined in the Rights Agreement, each holder of a Right, except the Acquiring Person, will have the right to receive Series B Units, or common stock of the acquiring company, in each case having a value equal to two times the exercise price of the Right.

12.   STOCK OPTION PLANS AND WARRANTS

The Company has two stock option plans: the Director Stock Option Plan (the “Director Plan”) and the Amended and Restated 1987 Stock Option Plan (the “1987 Plan”). Effective October 1, 2004, each outside director is granted 5,000 fully vested options on an annual basis, at an exercise price equal to the fair market value of the stock on the grant date. The Director Plan expired on December 31, 2004 and no further options may be granted under the plan. Options issued under the Director Plan will remain outstanding until they have expired, been exercised or have otherwise terminated. Options to purchase 25,000 shares of common stock were issued in January 2005 to the outside directors (5,000 options to each outside director) from the 1987 Plan. Under the 1987 Plan, as amended and restated, officers and certain employees, including outside directors, may be granted options to purchase the Company’s common stock at exercise prices equal to the fair market value of the stock at the date of grant or at other prices as determined by the Compensation Committee of the Board of Directors. No options have been granted by the Company at less than the fair market value of the Company’s common stock on the date of grant for any of the periods presented. In February 2003, the stockholders of the Company approved an amendment to increase the number of shares of common stock available for issuance upon the exercise of options granted under these plans by 500,000, up to a total of 2,175,000 options which may be issued (including up to a total of 200,000 options which were issuable under the Director Plan) under the plans. The majority of the options issued under the plans vest ratably over a five-year period, although some options vest immediately, and options issued under the plans generally expire ten years from the date of grant.

MOTHERS WORK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.   STOCK OPTION PLANS AND WARRANTS (Continued)

As of September 30, 2005, there were 228,217 options available for grant under the 1987 Plan.

Stock option activity for all plans was as follows:

	Outstanding Options	Weighted Average Exercise Price
	(in thousands)
Balance—September 30, 2002	955	$10.85
Granted	261	34.71
Exercised	(74)	10.02
Canceled	(48)	15.95
Balance—September 30, 2003	1,094	16.36
Granted	233	23.41
Exercised	(80)	11.14
Canceled	(56)	25.29
Balance—September 30, 2004	1,191	17.67
Granted	368	13.04
Exercised	(82)	9.74
Canceled	(247)	29.14
Balance—September 30, 2005	1,230	$14.50

During fiscal 2005, options to purchase 27,270 shares of common stock with an aggregate exercise price of $307,000 were exercised by the option holders tendering 20,286 shares of the Company’s common stock, which were held by the option holders. During fiscal 2004, options to purchase 54,540 shares of common stock with an aggregate exercise price of $614,000 were exercised by the option holders tendering 28,438 shares of the Company’s common stock, which were held by the option holders.

Options for 905,130, 760,900 and 703,700 shares were exercisable as of September 30, 2005, 2004 and 2003, respectively, and had a weighted-average exercise price of $15.29, $16.19 and $15.49, for those respective periods. On September 27, 2005, the Company accelerated the vesting of all outstanding stock options having exercise prices of $23.50 or more. Options to purchase 133,500 shares, having exercise prices ranging from $23.62 to $37.05 per share, were affected by the vesting acceleration.

The weighted average fair value of the stock options granted during fiscal 2005, 2004 and 2003 was estimated to be $8.74, $15.85 and $23.35, respectively. The weighted average fair value of each option granted is calculated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended September 30,
	2005	2004	2003
Dividend yield	none	none	none
Expected price volatility	61%	62%	61%
Risk-free interest rates	4.0%	3.9%	3.8%
Expected lives	8.0 years	8.1 years	8.1 years

MOTHERS WORK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.   STOCK OPTION PLANS AND WARRANTS (Continued)

The following table summarizes information about stock options outstanding as of September 30, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	(in thousands)			(in thousands)
$ 7.40 to $ 8.00	109	6.1	$7.66	73	$7.67
8.01 to 9.00	108	3.7	8.91	106	8.92
9.01 to 10.00	190	4.2	9.41	188	9.41
10.01 to 12.00	136	6.0	10.47	100	10.38
12.01 to 13.00	294	9.1	12.82	86	12.82
13.01 to 15.00	118	4.2	13.81	92	13.60
15.01 to 23.50	24	8.5	19.27	9	20.20
23.51 to 24.00	110	8.2	23.62	110	23.62
24.01 to 37.00	99	7.7	28.43	99	28.43
37.01 to 37.05	42	7.2	37.05	42	37.05
$ 7.40 to $37.05	1,230	6.5	$14.50	905	$15.29

In connection with the acquisition of iMaternity on October 17, 2001 (see Note 5), the Company issued to the sellers warrants to purchase 350,000 shares of the Company’s common stock at an exercise price of $22.50 per share (the “Warrants”). The Warrants were immediately vested upon grant and are exercisable for seven years from the date of grant. During the year ended September 30, 2002, the Company repurchased Warrants to purchase 125,000 shares of the Company’s common stock for a purchase price of $4.50 per underlying share, or a total of $562,500. In the first quarter of fiscal 2003, certain holders of the Warrants turned in Warrants to purchase 100,000 shares of the Company’s common stock and were issued 44,113 shares of the Company’s common stock pursuant to a cashless exercise net issuance election. As of September 30, 2005, Warrants to purchase 125,000 shares remain outstanding.

13.   INCOME TAXES

For the years ended September 30, the income tax provision (benefit) was comprised of the following (in thousands):

	2005	2004	2003
Current provision	$419	$1,137	$6,204
Deferred provision (benefit)	(1,299)	2,329	2,133
	$(880)	$3,466	$8,337
Federal provision (benefit)	$(704)	$2,945	$7,335
State provision (benefit)	(176)	521	1,002
	$(880)	$3,466	$8,337

MOTHERS WORK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.   INCOME TAXES (Continued)

The reconciliations of the statutory federal rate to the Company’s effective income tax rates for the years ended September 30 were as follows:

	2005	2004	2003
Statutory federal tax rate	(34.0)%	34.0%	35.0%
State taxes, net of federal benefit	(36.9)	4.2	3.2
Federal rate adjustment on deferred tax assets	(14.6)	—	—
Other	2.1	2.6	0.5
	(83.4)%	40.8%	38.7%

The deferred tax effects of temporary differences giving rise to the Company’s net deferred tax assets as of September 30 were as follows (in thousands):

	2005	2004
Deferred tax assets:
Net operating loss carryforwards	$1,596	$1,919
Depreciation	2,527	1,241
Deferred rent	10,874	10,480
Inventory reserves	980	672
Employee benefit accruals	2,268	1,823
Reserves recorded in iMaternity acquisition	86	298
Tax benefit on stock option exercises	—	291
Other accruals	870	705
Other	900	561
	20,101	17,990
Deferred tax liability:
Prepaid expenses	(825)	(13)
	$19,276	$17,977

As of September 30, 2005, the Company has net operating loss carryforwards for federal tax purposes of $4,561,000, which were acquired in the acquisition of iMaternity and begin to expire in 2021. While the acquired net operating loss carryforwards are subject to certain annual limitations due to the change in ownership, the Company does not expect the limitations to reduce its ability to ultimately use such carryforwards. The tax benefit of the acquired net operating loss carryforwards was recorded under the purchase method of accounting.

The above deferred tax assets as of September 30, 2004 reflect only the federal tax benefit associated with the temporary differences given the historical uncertainty related to realizing state tax benefits. Had the state tax benefits been reflected, the deferred tax assets as of September 30, 2004 would be approximately $1,400,000 higher. As of September 30, 2005, management determined that the deferred tax assets should reflect the state tax benefits for several of the states in which the Company is operating. This determination was made in accordance with the provisions of SFAS No. 109. Management determined that no state tax benefits associated with the temporary differences should be reflected for the remaining states in which it is operating, given the continued historical uncertainty related to realizing state tax benefits.

MOTHERS WORK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.   INCOME TAXES (Continued)

Had the state tax benefits been reflected for the remaining states, the deferred tax assets as of September 30, 2005 would be approximately $1,200,000 higher.

No valuation allowance has been provided for the net deferred tax assets. Based on the Company’s historical levels of taxable income, management believes it is more likely than not that the Company will realize the net deferred tax assets as of September 30, 2005. There can be no assurance that the Company will generate taxable earnings or any specific level of earnings in the future.

14.   COMMITMENTS AND CONTINGENCIES

The Company leases its retail facilities and certain equipment under various non-cancelable operating leases. Certain of these leases have renewal options. Total rent expense under operating leases amounted to $75,634,000, $73,690,000 and $65,327,000 in fiscal 2005, 2004 and 2003, respectively. Such amounts include contingent rentals based upon a percentage of sales totaling $28,000, $388,000 and $740,000 in fiscal 2005, 2004 and 2003, respectively.

Store operating leases and warehouse leases generally provide for payment of direct operating costs in addition to rent. Future annual minimum operating lease payments, excluding such direct operating costs, as well as leases for equipment rental as of September 30, 2005 are as follows (in thousands):

Fiscal Year
2006	$55,871
2007	51,989
2008	47,175
2009	42,763
2010	35,067
2011 and thereafter	86,835
$319,700

On January 12, 2005, a purported class action was filed against the Company alleging that, under applicable federal and state law, certain former and current employees should have received overtime compensation. The plaintiffs in this case are seeking unspecified actual damages, penalties and attorneys’ fees. The Company is engaged in efforts to resolve these claims.

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

MOTHERS WORK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.   GUARANTOR SUBSIDIARIES

Pursuant to the terms of the indenture relating to the Senior Notes, each of the domestic subsidiaries of Mothers Work, Inc. (the “Guarantor Subsidiaries”) has jointly and severally provided an unconditional guarantee of the obligations of Mothers Work with respect to the Senior Notes. There are no restrictions on any of the assets of the Guarantor Subsidiaries which would limit their ability to transfer funds to Mothers Work in the form of loans, advances or cash dividends, except as provided by applicable law. None of the Company’s foreign subsidiaries (the “Non-Guarantor Subsidiaries”) have guaranteed the Senior Notes. The condensed consolidating financial information for the Company, the Guarantor Subsidiaries, and the Company’s Non-Guarantor Subsidiaries as of and for the fiscal year ended September 30, 2005 as presented below has been prepared from the books and records maintained by the Guarantor Subsidiaries and the Company. The condensed financial information may not necessarily be indicative of the results of operations or financial position had the Guarantor Subsidiaries operated as independent entities. Certain intercompany revenues and expenses included in the subsidiary records are eliminated in consolidation. As a result of this activity, an amount due to/due from parent will exist at any time.

MOTHERS WORK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.   GUARANTOR SUBSIDIARIES (Continued)

Mothers Work, Inc.
Condensed Consolidating Balance Sheet
September 30, 2005
(in thousands)

	Mothers Work (Parent Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries (Foreign Operations)	Consolidating Eliminations	Mothers Work Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$2,901	$37	$99	$—	$3,037
Trade receivables	7,604	—	77	—	7,681
Inventories	103,236	—	2,675	—	105,911
Deferred income taxes	6,015	—	—	—	6,015
Prepaid expenses and other current assets	4,816	—	—	—	4,816
Total current assets	124,572	37	2,851	—	127,460
Property, plant and equipment, net	73,672	—	2,501	—	76,173
Assets held for sale	—	—	925	—	925
Other assets	68,598	4	157	—	68,759
Investments in and advances to (from) affiliates	(6,877)	248,075	(3,405)	(237,793)	—
Total assets	$259,965	$248,116	$3,029	$(237,793)	$273,317
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit borrowings	$—	$—	$—	$—	$—
Current portion of long-term debt	769	—	—	—	769
Accounts payable	19,885	15	—	—	19,900
Accrued expenses and other current liabilities	23,227	11,469	867	—	35,563
Total current liabilities	43,881	11,484	867	—	56,232
Long-term debt	128,087	—	—	—	128,087
Deferred rent and other non-current liabilities	24,669	—	1,001	—	25,670
Total liabilities	196,637	11,484	1,868	—	209,989
Total stockholders’ equity	63,328	236,632	1,161	(237,793)	63,328
Total liabilities and stockholders’ equity	$259,965	$248,116	$3,029	$(237,793)	$273,317

MOTHERS WORK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.   GUARANTOR SUBSIDIARIES (Continued)

Mothers Work, Inc.
Condensed Consolidating Statement of Operations
For the Year Ended September 30, 2005
(in thousands)

	Mothers Work (Parent Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries (Foreign Operations)	Consolidating Eliminations	Mothers Work Consolidated
Net sales	$547,924	$29,218	$13,703	$(29,218)	$561,627
Cost of goods sold	271,283	—	6,170	—	277,453
Gross profit	276,641	29,218	7,533	(29,218)	284,174
Selling, general and administrative expenses	292,394	257	6,503	(29,218)	269,936
Operating income (loss)	(15,753)	28,961	1,030	—	14,238
Interest income (expense), net	(29,060)	13,767	—	—	(15,293)
Equity in earnings of subsidiaries	43,758	—	—	(43,758)	—
Income (loss) before income taxes	(1,055)	42,728	1,030	(43,758)	(1,055)
Income tax provision (benefit)	(880)	14,955	431	(15,386)	(880)
Net income (loss)	$(175)	$27,773	$599	$(28,372)	$(175)

MOTHERS WORK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.   GUARANTOR SUBSIDIARIES (Continued)

Mothers Work, Inc.
Condensed Consolidating Cash Flow Statement
For the Year Ended September 30, 2005
(in thousands)

	Mothers Work (Parent Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries (Foreign Operations)	Consolidating Eliminations	Mothers Work Consolidated
Cash Flows from Operating Activities:
Net income (loss)	$(175)	$27,773	$599	$(28,372)	$(175)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	15,099	—	403	—	15,502
Loss on impairment of long-lived assets	3,165	—	275	—	3,440
Loss on disposal of assets	726	—	—	—	726
Accretion of discount on notes	167	—	—	—	167
Deferred income tax benefit	(1,299)	—	—	—	(1,299)
Tax benefit of stock option exercises	115	—	—	—	115
Amortization of deferred financing costs	588	—	—	—	588
Changes in assets and liabilities:
Decrease (increase) in—
Trade receivables	(3,267)	—	(32)	—	(3,299)
Inventories	(12,207)	—	(961)	—	(13,168)
Prepaid expenses and other assets	1,175	—	214	—	1,389
Investments in and advances to (from) affiliates	5,793	(32,926)	(1,239)	28,372	—
Increase (decrease) in—
Accounts payable, accrued expenses and other current liabilities	(1,707)	5,146	504	—	3,943
Deferred rent and other non-current liabilities	(890)	—	285	—	(605)
Net cash provided by operating activities	7,283	(7)	48	—	7,324
Cash Flows from Investing Activities:
Purchase of short-term investments	(7,000)	—	—	—	(7,000)
Proceeds from sale of short-term investments	13,400	—	—	—	13,400
Capital expenditures	(16,719)	—	(925)	—	(17,644)
Purchase of intangible assets	(149)	—	(21)	—	(170)
Net cash used in investing activities	(10,468)	—	(946)	—	(11,414)
Cash Flows from Financing Activities:
Increase in cash overdrafts	(166)	—	—	—	(166)
Repayment of long-term debt	(666)	—	—	—	(666)
Payout for redeemed Series A Preferred Stock	(373)	—	—	—	(373)
Deferred financing costs	(620)	—	—	—	(620)
Proceeds from exercise of stock options	485	—	—	—	485
Net cash used in financing activities	(1,340)	—	—	—	(1,340)
Net Decrease in Cash and Cash Equivalents	(4,525)	(7)	(898)	—	(5,430)
Cash and Cash Equivalents, Beginning of Year	7,426	44	997	—	8,467
Cash and Cash Equivalents, End of Year	$2,901	$37	$99	$—	$3,037

MOTHERS WORK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.   EMPLOYMENT AGREEMENTS

The Company has employment agreements with its Chairman of the Board/Chief Executive Officer (“CEO”) and its President/Chief Operating Officer (“COO”). These agreements, as amended, provided for base compensation of $491,727, $477,405 and $463,500 for fiscal 2005, 2004 and 2003, respectively, increasing annually thereafter in an amount to be determined by the Compensation Committee of the Board of Directors, and salary continuation and severance payments should employment of the executives be terminated under specified conditions, as defined therein. The agreements continue in effect until terminated by either the Company or the executive in accordance with the termination provisions of the agreements. Additionally, the CEO and COO are eligible for an annual cash bonus and stock options based on performance, as specified by the Compensation Committee.

The Company also has an employment agreement, as amended, with its Executive Vice President—Chief Financial Officer. This agreement provided for base compensation of $381,600 and $360,000 for fiscal 2005 and 2004, which is subject to potential increase in the future by the Company. The agreement also provides for salary continuation and severance payments should employment of the executive be terminated under specified conditions, as defined therein. The agreement continues in effect until terminated by either the Company or the executive in accordance with the termination provisions of the agreement.

17.   EMPLOYEE BENEFIT PLANS

The Company has a 401(k) savings plan for all employees who have at least six months of service and are at least 18 years of age. Employees can contribute up to 20% of their annual salary. Employees who meet certain criteria are eligible for a matching contribution from the Company based on a sliding scale. Company matches are made in the first quarter of the succeeding calendar year. Company matches vest over a period of approximately six years from each employee’s commencement of employment with the Company. Company matching contributions totaling $116,000, $82,000 and $76,000 were made in fiscal 2005, 2004 and 2003, respectively. In addition the Company may make discretionary contributions to the plan, which vest over a period of approximately six years from each employee’s commencement of employment with the Company. The Company has not made any discretionary contributions.

18.   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly financial results for the years ended September 30, 2005 and 2004 are as follows (in thousands, except per share amounts):

	Quarter Ended
Fiscal 2005	9/30/05	6/30/05	3/31/05	12/31/04
Net sales	$135,237	$152,740	$140,031	$133,619
Gross profit	63,839	81,367	69,353	69,615
Net income (loss)	(5,340)	5,509	(97)	(247)
Net income (loss) per share—Basic	(1.01)	1.05	(0.02)	(0.05)
Net income (loss) per share—Diluted	(1.01)	1.03	(0.02)	(0.05)

MOTHERS WORK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18.   QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (Continued)

	Quarter Ended
Fiscal 2004	9/30/04	6/30/04	3/31/04	12/31/03
Net sales	$120,995	$139,558	$125,803	$131,695
Gross profit	62,641	77,941	65,432	69,286
Net income (loss)	(3,945)	6,818	251	1,915
Net income (loss) per share—Basic	(0.76)	1.31	0.05	0.37
Net income (loss) per share—Diluted	(0.76)	1.24	0.05	0.34

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

Geographic Information.   Information concerning the Company’s operations by geographic area are as follows (in thousands):

	Year Ended September 30,
	2005	2004	2003
Net Sales to Unaffiliated Customers
United States	$547,924	$510,751	$487,380
Canada	13,703	7,300	5,067

	September 30,	September 30,
	2005	2004
Long-Lived Assets
United States	$74,393	$77,293
Canada	2,658	2,115
Costa Rica	925	1,200

MOTHERS WORK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19.   SEGMENT AND ENTERPRISE WIDE DISCLOSURES (Continued)

Major Customers.   For the periods presented, the Company did not have any one customer who represented more than 10% of its net sales.

20.   INTEREST EXPENSE, NET

Interest expense, net for the years ended September 30 is comprised of the following (in thousands):

	2005	2004	2003
Interest expense	$15,360	$14,955	$14,653
Interest income	(67)	(190)	(184)
Interest expense, net	$15,293	$14,765	$14,469

21.   RELATED PARTY TRANSACTIONS

Other than the husband and wife relationship between the CEO and COO, there are no other family relationships among any other executive officers of the Company.

A director is currently an employee of Pepper Hamilton LLP, which provides legal services to the Company. The Company paid legal fees to this law firm of $315,000, $147,000 and $348,000 in fiscal 2005, 2004 and 2003, respectively. As of September 30, 2005, the Company had amounts outstanding to this law firm of $57,000, which are included in accounts payable, and in accrued expenses and other current liabilities in the accompanying Consolidated Balance Sheets.

During fiscal 2004, the Company repurchased an aggregate of 14,954 shares of common stock from both the Company’s CEO and COO as part of the share repurchase program.

MOTHERS WORK, INC. AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Balance at end of period
Year Ended September 30, 2005
Product return reserve	$438	$—	$(77)	$361
Year Ended September 30, 2004
Product return reserve	400	38	—	438
Year Ended September 30, 2003
Product return reserve	—	400	—	400