Form 10-Q
period 2005-12-31
MOTHERS WORK INC
filed 2006-02-09
CIK 896985

United States
Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2005

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

Common Stock, $.01 par value 5,270,015 shares outstanding as of February 3, 2006

MOTHERS WORK, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

MOTHERS WORK, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	December 31, 2005	September 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$13,821	$3,037
Short-term investments	11,500	—
Trade receivables, net	9,720	7,681
Inventories	94,463	105,911
Deferred income taxes	6,015	6,015
Prepaid expenses and other current assets	4,187	4,816
Total current assets	139,706	127,460
Property, plant and equipment, net	74,610	76,173
Assets held for sale	925	925
Other assets:
Goodwill	50,389	50,389
Deferred financing costs, net of accumulated amortization of $2,010 and $1,855	3,545	3,697
Other intangible assets, net of accumulated amortization of $2,493 and $2,481	818	878
Deferred income taxes	13,414	13,261
Other non-current assets	527	534
Total other assets	68,693	68,759
Total assets	$283,934	$273,317

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit borrowings	$—	$—
Current portion of long-term debt	770	769
Accounts payable	21,566	19,900
Accrued expenses and other current liabilities	44,278	35,563
Total current liabilities	66,614	56,232
Long-term debt	127,975	128,087
Deferred rent and other non-current liabilities	25,327	25,670
Total liabilities	219,916	209,989

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, 2,000,000 shares authorized
Series A cumulative convertible preferred stock, $.01 par value; 41,000 shares authorized, none outstanding	—	—
Series B junior participating preferred stock, $.01 par value; 300,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value; 20,000,000 shares authorized, 5,269,535 and 5,268,535 shares issued and outstanding, respectively	53	53
Additional paid-in capital	63,426	63,164
Retained earnings	539	111
Total stockholders’ equity	64,018	63,328
Total liabilities and stockholders’ equity	$283,934	$273,317

The accompanying notes are an integral part of these Consolidated Financial Statements.

MOTHERS WORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended December 31,
	2005	2004

Net sales	$151,393	$133,619
Cost of goods sold	75,210	64,004
Gross profit	76,183	69,615
Selling, general and administrative expenses	71,688	66,272
Operating income	4,495	3,343
Interest expense, net	3,794	3,755
Income (loss) before income taxes	701	(412)
Income tax provision (benefit)	273	(165)
Net income (loss)	$428	$(247)

Net income (loss) per share – Basic and Diluted	$0.08	$(0.05)

Average shares outstanding - Basic	5,269	5,216
Average shares outstanding - Diluted	5,303	5,216

The accompanying notes are an integral part of these Consolidated Financial Statements.

MOTHERS WORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended December 31,
	2005	2004
Cash Flows from Operating Activities
Net income (loss)	$428	$(247)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,017	3,722
Stock-based compensation expense	410	—
Loss on impairment of long-lived assets	1,566	585
Loss on disposal of assets	97	253
Accretion of discount on senior notes	45	40
Deferred income tax benefit	(153)	(248)
Tax benefit of stock option exercises	—	45
Excess tax benefit from exercise of stock options	(1)	—
Amortization of deferred financing costs	155	135
Changes in assets and liabilities:
Decrease (increase) in —
Trade receivables	(2,039)	(297)
Inventories	11,448	(5,370)
Prepaid expenses and other current assets	637	2,025
Increase (decrease) in —
Accounts payable, accrued expenses and other current liabilities	6,984	5,312
Deferred rent and other non-current liabilities	(501)	419
Net cash provided by operating activities	23,093	6,374

Cash Flows from Investing Activities
Purchase of short-term investments	(14,500)	(2,500)
Proceeds from sale of short-term investments	3,000	6,400
Capital expenditures	(3,388)	(6,238)
Purchase of intangible assets	(11)	(5)
Net cash used in investing activities	(14,899)	(2,343)

Cash Flows from Financing Activities
Increase in cash overdrafts	2,739	3,120
Repayment of long-term debt	(156)	(83)
Payout of redeemed Series A Preferred Stock	—	(373)
Deferred financing costs	(3)	(586)
Proceeds from exercise of stock options and warrants	9	115
Excess tax benefit from exercise of stock options	1	—
Net cash provided by financing activities	2,590	2,193
Net Increase in Cash and Cash Equivalents	10,784	6,224
Cash and Cash Equivalents, Beginning of Period	3,037	8,467
Cash and Cash Equivalents, End of Period	$13,821	$14,691

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$188	$62
Cash paid for income taxes	$—	$137
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Purchase of equipment under capital lease obligations	$—	$1,438

The accompanying notes are an integral part of these Consolidated Financial Statements.

MOTHERS WORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

(unaudited)

1.              BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the requirements for Form 10-Q and Article 10 of Regulation S-X and, accordingly, certain information and footnote disclosures have been condensed or omitted.  Reference is made to the Annual Report on Form 10-K as of and for the year ended September 30, 2005 for Mothers Work, Inc. and subsidiaries (the “Company” or “Mothers Work”) as filed with the Securities and Exchange Commission, for additional disclosures including a summary of the Company’s accounting policies.

In the opinion of management, the consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company for the periods presented.  Since the Company’s operations are seasonal, the interim operating results of the Company may not be indicative of operating results for the full year.

The Company operates on a fiscal year ending September 30 of each year.  All references to fiscal years of the Company refer to fiscal years ended on September 30 in those years.  For example, the Company’s “fiscal 2006” will end on September 30, 2006.  Certain reclassifications have been made to the prior year consolidated financial statements to conform to the current year presentation.

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

The following table summarizes the Basic EPS and Diluted EPS calculation (in thousands, except per share amounts):

	Three Months Ended December 31, 2005			Three Months Ended December 31, 2004
	Net Income	Shares	EPS	Net Loss	Shares	EPS
Basic EPS	$428	5,269	$0.08	$(247)	5,216	$(0.05)
Incremental shares from the assumed exercise of outstanding stock options and warrants	—	34	—	—	—	—

Diluted EPS	$428	5,303	$0.08	$(247)	5,216	$(0.05)

For the three months ended December 31, 2005, options and warrants to purchase 1,066,470 shares were excluded from the computation of Diluted EPS as their effect would have been antidilutive.  For the three months ended December 31, 2004, since the Company incurred a loss for this period, all 1,527,930 of outstanding stock options and warrants were excluded from the calculation of Diluted EPS as their effect would have been antidilutive.  These options and warrants could potentially dilute EPS in the future.

3.              STOCK-BASED COMPENSATION

Effective October 1, 2005, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”, using the modified prospective application method.  Prior to adopting SFAS No. 123(R), the Company followed the intrinsic value method of accounting for stock-based employee compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  On September 27, 2005, the Compensation Committee of the Company’s Board of Directors approved, and the Board ratified, the acceleration of the vesting of all outstanding stock options having exercise prices of $23.50 or more. Options to purchase 133,500 shares, having exercise prices ranging from $23.62 to $37.05 per share, were affected by the vesting acceleration. The closing price of the Company’s common stock on September 26, 2005 (the trading day prior to the vesting acceleration) was $11.31 per share.  The primary purpose of this accelerated vesting program was to eliminate the compensation expense associated with these stock options that the Company would otherwise have been required to recognize in future financial statements pursuant to SFAS No. 123(R). The amount of future compensation expense that will be avoided in connection with this acceleration was approximately $1.3 million, net of tax.

The Company has two stock option plans: the Director Stock Option Plan (the “Director Plan”) and the Amended and Restated 1987 Stock Option Plan (the “1987 Plan”). Effective October 1, 2004, each outside director is granted 5,000 fully vested options on an annual basis, at an exercise price equal to the fair market value of the stock on the grant date. The Director Plan expired on December 31, 2004 and no further options may be granted under the plan. Options issued under the Director Plan will remain outstanding until they have expired, been exercised or have otherwise terminated. Options to purchase an aggregate of 25,000 shares of common stock were issued in January 2005 to the outside directors (5,000 options to each of the five outside directors) under the 1987 Plan. Under the 1987 Plan, as amended and restated, officers and certain employees, including outside directors, may be granted options to purchase the Company’s common stock at exercise prices equal to the fair market value of the stock at the date of grant or at other prices as determined by the Compensation Committee of the Board of Directors. No options have been granted by the Company at less than the fair market value of the Company’s common stock on the date of grant for any of the periods presented. The majority of the options issued under the plans vest ratably over a five-year period, although some options vest immediately, and options issued under the plans generally expire ten years from the date of grant.  As of December 31, 2005, there were 116,077 options available for grant under the 1987 Plan.

For the three months ended December 31, 2005, the Company recognized stock-based employee compensation expense of $410,000, less a related income tax benefit of $160,000 under the provisions of SFAS No. 123(R).  For the three months ended December 31, 2004, no compensation expense was recognized for stock option awards granted at fair market value under the provisions of APB No. 25.  The following table illustrates the pro forma effect on net loss and earnings per share if the Company had accounted for its stock option plans prior to October 1, 2005, using the fair value method of accounting under SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (in thousands, except per share amounts):

		Three Months Ended December 31, 2004
		Pro Forma
Net loss, as reported		$(247)
Deduct:	Total stock-based employee compensation expense determined under the fair value based method for all grants, net of tax	(727)
Pro forma net loss		$(974)

Basic and Diluted EPS:
As reported		$(0.05)
Pro forma net loss		$(0.19)

Stock option activity for all plans was as follows:

	Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Balance—September 30, 2005	1,230	$14.50
Granted	185	9.99
Exercised	(1)	9.05
Forfeited	(2)	12.90
Expired	(71)	14.63
Balance—December 31, 2005	1,341	13.89	7.0	$2,449
Exercisable—December 31, 2005	889	$15.08	6.0	$1,750

At December 31, 2005, $3,150,000 of total unrecognized compensation cost related to non-vested awards is expected to be recognized over a weighted-average period of 1.9 years.  During the three months ended December 31, 2005 and 2004, the total intrinsic value of options exercised was $3,000 and $164,000 respectively. The total cash received from these option exercises was $9,000 and $115,000, respectively, and the actual tax benefit realized for the tax deductions from these option exercises was $1,000 and $45,000, respectively.  During the three months ended December 31,2004, options to purchase 27,270 shares of common stock with an aggregate exercise price of $307,000 were exercised by the option holders tendering 20,286 shares of the Company’s common stock, which were held by the option holders.

The weighted average fair value of the options granted during the three months ended December 31, 2005 and 2004 is estimated at $6.10 and $8.60 per share, respectively.  The weighted average fair value is calculated based on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended December 31,
	2005	2004
Dividend yield	none	none
Expected price volatility	59.0%	59.8%
Risk-free interest rates	4.4%	4.0%
Expected lives	6.5 years	8.0 years

Expected volatility was determined using a weighted average of the historic volatility of the Company’s common stock as of the option grant date measured over a period equal to the expected life of the grant.  Risk free interest rates were based on the U. S. Treasury yield curve in effect at the date of the grant.  Expected lives were determined using the simplified method, which measures the average of the option vesting term and the option contractual term.

4.                 INVENTORIES

Inventories were comprised of the following (in thousands):

	December 31, 2005	September 30, 2005
Finished goods	$85,694	$97,056
Work-in-progress	3,399	3,283
Raw materials	5,370	5,572
	$94,463	$105,911

5.                 ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities were comprised of the following (in thousands):

	December 31, 2005	September 30, 2005
Salaries, wages, and employee benefits	$8,765	$8,846
Income taxes payable	1,189	1,161
Interest	5,933	2,483
Deferred rent	3,930	3,790
Sales taxes	2,936	2,456
Insurance	2,789	2,671
Rent	163	328
Audit and legal	3,397	3,400
Reserves recorded in the iMaternity acquisition (Note 6)	157	232
Remaining payout for redemption of Series A Preferred Stock	679	679
Accrued store construction costs	1,239	152
Gift certificates and store credits	6,170	3,233
Other	6,931	6,132
	$44,278	$35,563

Interest payments on the New Senior Notes are made semiannually on February 1st and August 1st.

6.              iMATERNITY ACQUISITION EXIT/RESTRUCTURING ACTIVITY

The Company acquired eSpecialty Brands, LLC (“iMaternity”) on October 17, 2001 (the “Acquisition Date”).  The iMaternity manufacturing and warehousing operations in Costa Rica have been shut down, are being marketed for sale, are not being depreciated and are separately reflected in the accompanying Consolidated Balance Sheets as “Assets Held for Sale.”  The carrying values of the Costa Rica facilities are recorded at their estimated realizable values, which were determined based on purchase offers from interested parties, less estimated selling costs.

A summary of the charges incurred and reserves recorded in connection with the iMaternity acquisition exit/restructuring activities as of September 30, 2005 and for the three months ended December 31, 2005 is as follows (in thousands):

	Balance as of September 30, 2005	First Quarter Fiscal 2006 Charges	Balance as of December 31, 2005
Severance	$200	$(50)	$150
Exit and other costs	32	(25)	7
	$232	$(75)	$157

The balance of the severance reserve reflects a non-compete and severance arrangement that is payable ratably on a monthly basis through September 30, 2006.

7.              NEW ACCOUNTING PRONOUNCEMENTS

SFAS No. 154

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154, “Accounting Changes and Error Corrections.”  SFAS No.154 provides guidance on the accounting for and reporting of accounting changes and error corrections.  This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  Early adoption is permitted.  We expect to adopt SFAS No. 154 effective as of October 1, 2006.

8.              GUARANTOR SUBSIDIARIES

Pursuant to the terms of the indenture relating to the New Senior Notes, each of the domestic subsidiaries of Mothers Work, Inc. (the “Guarantor Subsidiaries”) has jointly and severally provided an unconditional guarantee of the obligations of Mothers Work with respect to the New Senior Notes.  There are no restrictions on any of the assets of the Guarantor Subsidiaries which would limit their ability to transfer funds to Mothers Work in the form of loans, advances or cash dividends, except as provided by applicable law.  None of the Company’s foreign subsidiaries (the “Non-Guarantor Subsidiaries”) have guaranteed the New Senior Notes.  The condensed consolidating financial information for the Company, the Guarantor Subsidiaries, and the Non–Guarantor Subsidiaries as of and for the three months ended December 31, 2005 as presented below has been prepared from the books and records maintained by the Guarantor Subsidiaries and the Company.  The condensed financial information may not necessarily be indicative of the results of operations or financial position had the Guarantor Subsidiaries operated as independent entities.  Certain intercompany revenues and expenses included in the subsidiary records are eliminated in consolidation.   As a result of this activity, an amount due to/due from parent will exist at any time.

Mothers Work, Inc.

Condensed Consolidating Balance Sheet

December 31, 2005

(in thousands)

(unaudited)

	Mothers Work (Parent Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries (Foreign Operations)	Consolidating Eliminations	Mothers Work Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$13,435	$15	$371	$—	$13,821
Short-term investments	11,500	—	—	—	11,500
Trade receivables, net	9,619	—	101	—	9,720
Inventories	91,908	—	2,555	—	94,463
Deferred income taxes	6,015	—	—	—	6,015
Prepaid expenses and other current assets	4,187	—	—	—	4,187
Total Current Assets	136,664	15	3,027	—	139,706
Property, Plant and Equipment, net	72,154	—	2,456	—	74,610
Assets Held for Sale	—	—	925	—	925
Other Assets	68,536	3	154	—	68,693
Investments in and Advances to (from) Affiliates	222	249,427	(3,647)	(246,002)	—
Total Assets	$277,576	$249,445	$2,915	$(246,002)	$283,934

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Line of credit borrowings	$—	$—	$—	$—	$—
Current portion of long-term debt	770	—	—	—	770
Accounts payable	21,554	12	—	—	21,566
Accrued expenses and other current liabilities	38,974	4,766	538	—	44,278
Total Current Liabilities	61,298	4,778	538	—	66,614
Long-Term Debt	127,975	—	—	—	127,975
Deferred Rent and Other Non-Current Liabilities	24,285	—	1,042	—	25,327
Total Liabilities	213,558	4,778	1,580	—	219,916

Total Stockholders’ Equity	64,018	244,667	1,335	(246,002)	64,018
Total Liabilities and Stockholders’ Equity	$277,576	$249,445	$2,915	$(246,002)	$283,934

Mothers Work, Inc.

Consolidating Statement of Operations

For The Three Months Ended December 31, 2005

(in thousands)

(unaudited)

	Mothers Work (Parent Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries (Foreign Companies)	Consolidating Eliminations	Mothers Work Consolidated
Net sales	$147,535	$7,893	$3,858	$(7,893)	$151,393
Cost of goods sold	73,811	—	1,399	—	75,210
Gross profit	73,724	7,893	2,459	(7,893)	76,183
Selling, general and administrative expenses	77,325	82	2,174	(7,893)	71,688
Operating income (loss)	(3,601)	7,811	285	—	4,495
Interest income (expense), net	(8,344)	4,550	—	—	(3,794)
Equity in earnings of subsidiaries	12,646	—	—	(12,646)	—
Income before income taxes	701	12,361	285	(12,646)	701
Income tax provision	273	4,326	111	(4,437)	273
Net income	$428	$8,035	$174	$(8,209)	$428

Mothers Work, Inc.

Consolidating Cash Flow Statement

For The Three Months Ended December 31, 2005

(in thousands)

(unaudited)

	Mothers Work (Parent Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries (Foreign Companies)	Consolidating Eliminations	Mothers Work Consolidated
Cash Flows from Operating Activities:
Net income	$428	$8,035	$174	$(8,209)	$428
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,903	—	114	—	4,017
Stock-based compensation expense	410	—	—	—	410
Loss on impairment of long-lived assets	1,566	—	—	—	1,566
Loss on disposal of assets	97	—	—	—	97
Accretion of discount on senior notes	45	—	—	—	45
Deferred income tax benefit	(153)	—	—	—	(153)
Excess tax benefit of stock option exercises	(1)	—	—	—	(1)
Amortization of deferred financing costs	155	—	—	—	155
Changes in assets and liabilities:
Decrease (increase) in—
Trade receivables	(2,015)	—	(24)	—	(2,039)
Inventories	11,328	—	120	—	11,448
Prepaid expenses and other current assets	637	—	—		637
Investments in and advances to (from) affiliates	(7,100)	(1,351)	242	8,209	—
Increase (decrease) in—
Accounts payable, accrued expenses and other current liabilities	14,019	(6,706)	(329)	—	6,984
Deferred rent and other non-current liabilities	(542)	—	41	—	(501)
Net cash provided by (used in) operating activities	22,777	(22)	338	—	23,093
Cash Flows from Investing Activities:
Purchase of short-term investments	(14,500)	—	—	—	(14,500)
Proceeds of sale from short-term investments	3,000	—	—	—	3,000
Capital expenditures	(3,326)	—	(62)	—	(3,388)
Purchase of intangible assets	(7)	—	(4)	—	(11)
Net cash used in investing activities	(14,833)	—	(66)	—	(14,899)
Cash Flows from Financing Activities:
Increase in cash overdrafts	2,739	—	—	—	2,739
Repayment of long-term debt	(156)	—	—	—	(156)
Deferred financing costs	(3)	—	—	—	(3)
Proceeds from exercise of stock options	9	—	—	—	9
Excess tax benefit of stock option exercises	1	—	—	—	1
Net cash provided by financing activities	2,590	—	—	—	2,590
Net Increase (Decrease) in Cash and Cash Equivalents	10,534	(22)	272	—	10,784
Cash and Cash Equivalents, Beginning of Period	2,901	37	99	—	3,037
Cash and Cash Equivalents, End of Period	$13,435	$15	$371	$—	$13,821

9.                 COMMITMENTS AND CONTINGENCIES

On January 12, 2005, a purported class action was filed against the Company alleging that, under applicable federal and state law, certain former and current employees should have received overtime compensation. The plaintiffs in this case are seeking unspecified actual damages, penalties and attorneys’ fees. The Company is engaged in efforts to resolve these claims and has reached a settlement with the plaintiffs that has received preliminary court approval.

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

10.          SEGMENT AND ENTERPRISE WIDE DISCLOSURES

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

Geographic Information.  Information concerning the Company’s operations by geographic area is as follows (in thousands):

	Three Months Ended December 31,
	2005	2004
Net Sales to Unaffiliated Customers
United States	$147,535	$130,683
Canada	$3,858	$2,936

	December 31, 2005	September 30, 2005
Long-Lived Assets
United States	$72,818	$74,398
Canada	$2,610	$2,658
Costa Rica	$925	$925

Major Customers.  For the periods presented, the Company did not have any one customer who represented more than 10% of its net sales.

11.          INTEREST EXPENSE, NET

Interest expense, net is comprised of the following:

	Three Months Ended December 31,
	2005	2004
Interest expense	$3,837	$3,778
Interest income	(43)	(23)
Interest expense, net	$3,794	$3,755

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following tables set forth certain operating data as a percentage of net sales and as a percentage change for the three months ended December 31:

	% of Net Sales (1)		% Increase
	2005	2004	2005 vs. 2004

Net sales	100.0%	100.0%	13.3%
Cost of goods sold (2)	49.7	47.9	17.5
Gross profit	50.3	52.1	9.4
Selling, general and administrative expenses (3)	47.4	49.6	8.2
Operating income	3.0	2.5	34.5
Interest expense, net	2.5	2.8	1.0
Income (loss) before income taxes	0.5	(0.3)	270.1
Income tax provision (benefit)	0.2	(0.1)	265.5
Net income (loss)	0.3%	(0.2)%	273.3

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

The following table sets forth certain information concerning the number of our stores and leased departments for the three months ended December 31:`

	2005			2004
	Stores	Leased Departments	Total Retail Locations	Stores	Leased Departments	Total Retail Locations
Beginning of period	852	739	1,591	883	232	1,115
Opened	6	10	16	12	1	13
Closed	(7)	(6)	(13)	(15)	(2)	(17)
End of period	851	743	1,594	880	231	1,111

Our fiscal year ends on September 30.  All references in this discussion to our fiscal years refer to the fiscal year ended on September 30 in the year mentioned.  For example, our “fiscal 2006” will end on September 30, 2006.

Three Months Ended December 31, 2005 and 2004

Net Sales.  Our net sales for the first quarter of fiscal 2006 increased by 13.3%, or $17.8 million, to $151.4 million from $133.6 million for the first quarter of fiscal 2005. Net sales increased primarily due to sales from our Oh Baby! by Motherhood™ licensed arrangement with Kohl’s®, which began during the second quarter of fiscal 2005, sales from the expansion of our proprietary Two Hearts™ Maternity collection to an additional 497 Sears® locations during late March 2005, and our comparable store sales increase.  Comparable store sales increased by 3.1% during fiscal 2006, based on 1,019 retail locations, versus a comparable store sales decrease of 4.2% during fiscal 2005, based on 894 retail locations.  The comparable store sales increase of 3.1% for the first quarter of fiscal 2006 was favorably impacted by approximately 0.5 percentage points due to having five Saturdays in December 2005 compared to four Saturdays in December 2004.

As of December 31, 2005, we operated a total of 851 stores and 1,594 total retail locations, compared to 880 stores and 1,111 total retail locations as of December 31, 2004. In addition, our Oh Baby! by Motherhood collection is available at Kohl’s stores throughout the United States.  As of December 31, 2005, our store total included 47 multi-brand stores, including eight Destination Maternity™ superstores, with the remaining multi-brand stores predominantly under the Mimi Maternity® brand.  In comparison, as of December 31, 2004, we operated 39 multi-brand stores, including six Destination Maternity superstores.  These multi-brand store figures exclude our A Pea in the Pod® stores, which have traditionally carried a full line of both A Pea in the Pod and Mimi Maternity branded merchandise.  During the first quarter of fiscal 2006, we opened six stores (including the reopening of three stores which had been closed since late August 2005 due to Hurricane Katrina) and closed seven stores.

Gross Profit.  Our gross profit for the first quarter of fiscal 2006 increased by 9.4%, or $6.6 million, to $76.2 million from $69.6 million for the first quarter of fiscal 2005, reflecting the increase in net sales, partially offset by a decrease in gross margin.  Gross profit as a percentage of net sales (gross margin) for the first quarter of fiscal 2006 was 50.3% compared to 52.1% for the first quarter of fiscal 2005.  The decrease in gross margin of 1.8 percentage points compared to the prior year resulted entirely from the planned lower gross margin associated with sales from our new Kohl’s licensed arrangement.

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses for the first quarter of fiscal 2006 increased by 8.2%, or $5.4 million, to $71.7 million from $66.3 million for the first quarter of fiscal 2005.  Compared to fiscal 2005, rent and related expenses for our retail locations, including sales-based payments for our leased departments, increased by $1.7 million and employee wages and benefits for our retail locations increased by $1.4 million, primarily resulting from the expansion of our Sears relationship during late March 2005 and typical expense increases.  As a percentage of net sales, selling, general and administrative expenses decreased to 47.4% for fiscal 2006 compared to 49.6% for fiscal 2005. This decrease in the expense percentage for the quarter resulted primarily from the favorable expense leverage from the addition of our licensed business, our comparable store sales increase of 3.1% and a continued sharp focus on expense control, partially offset by stock-based compensation expense and increased store-closing and impaired asset write-offs.  We also recognized a non-recurring reduction to selling, general and administrative expenses of $0.5 million for the first quarter of fiscal 2006, for our portion of the Visa®/MasterCard® class action settlement fund.  We incurred $0.4 million of non-cash expenses related to stock-based compensation expense, including $0.3 million in selling, general and administrative expense, in the first quarter of fiscal 2006 versus none in the first quarter of fiscal 2005, since we adopted the provisions of SFAS No. 123(R) as of the beginning of fiscal 2006.  We incurred impairment charges for write-downs of store long-lived assets of $1.6 million for fiscal 2006 as compared to $0.6 million for fiscal 2005.  In addition, we incurred charges relating to store closings of $0.2 million for fiscal 2006 (primarily lease termination fees) as compared to $0.6 million for fiscal 2005 (of which $0.2 million represented non-cash long-lived asset write-offs).

Operating Income.  Our operating income for the first quarter of fiscal 2006 increased by 34.5%, or $1.2 million, to $4.5 million from $3.3 million for the first quarter of fiscal 2005, due to increased sales volume and gross profit, which more than offset the impact of higher selling, general and administrative expenses.  Operating income as a percentage of net sales (operating income margin) for the first quarter of fiscal 2006 increased to 3.0% from 2.5% for the first quarter of fiscal 2005. Excluding non-cash stock-based compensation expense, our operating income for the first quarter of fiscal 2006 was $4.9 million, which represents a 3.2% adjusted operating income margin. We were not required to recognize and, therefore, did not recognize any non-cash stock-based compensation expense in fiscal 2005. The increase in operating income margin was due to our decreased operating expense ratio, which more than offset our planned lower gross margin.

Interest Expense, Net.  Our net interest expense for the first quarter of fiscal 2006 of $3.8 million was approximately the same as the first quarter of fiscal 2005.  During the first quarter of fiscal 2006, our average level of direct borrowings under our credit facility was $1.3 million, but we did not have any direct borrowings under our credit facility as of December 31, 2005.  We did not have any direct borrowings under our credit facility during the first quarter of fiscal 2005.

Income Tax Provision. Our effective tax rate was a provision of approximately 39.0% for the first quarter of fiscal 2006 and a benefit of 40.0% for the first quarter of fiscal 2005.  We expect our effective tax rate for the full year fiscal 2006 to be approximately 39%.

Net Income (Loss).  Net income for the first quarter of fiscal 2006 was $0.4 million, or $0.08 per share (diluted) compared to a net loss of $0.2 million, or $(0.05) per share (diluted) for the first quarter of fiscal 2005. Excluding non-cash stock-based compensation expense, net income for the first quarter of fiscal 2006 was $0.7 million, or $0.13 per share (diluted).  We were not required to recognize and, therefore, did not recognize any non-cash stock-based compensation expense in the first quarter of fiscal 2005.

Our average diluted shares outstanding of 5,303,000 for the first quarter of fiscal 2006 was 1.7% higher than the 5,216,000 average diluted shares outstanding for the first quarter of fiscal 2005.  The increase in average diluted shares outstanding reflects higher shares outstanding in fiscal 2006 compared to fiscal 2005, as well as the dilutive impact of outstanding stock options in fiscal 2006. No dilutive impact was included in fiscal 2005, due to the net loss for the first quarter.

Seasonality

Our business, like that of many other retailers, is seasonal.  Our quarterly net sales have historically been highest in our third fiscal quarter, corresponding to the Spring selling season, followed by the first fiscal quarter, corresponding to the Fall/holiday selling season.  Given the typically higher gross margin we experience in the third fiscal quarter compared to other quarters, the relatively fixed nature of most of our operating expenses and interest expense, and the historically higher sales level in the third quarter, we have typically generated a very significant percentage of our full year operating income and net income during the third quarter.  Results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year.  Quarterly results may fluctuate materially depending upon, among other things, the timing of new store openings and new leased department openings, net sales and profitability contributed by new stores and leased departments, increases or decreases in comparable store sales, the timing of the fulfillment of purchase orders under our product and license arrangements, adverse weather conditions, shifts in the timing of certain holidays and promotions, changes in inventory and production levels and the timing of deliveries of inventory, and changes in our merchandise mix.

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

Cash and cash equivalents increased by $10.8 million during the first quarter of fiscal 2006 compared to an increase of $6.2 million for the first quarter of fiscal 2005.  Cash provided by operations of $23.1 million for the first quarter of fiscal 2006 increased by $16.7 million from $6.4 million for the first quarter of fiscal 2005.  This increase in cash provided by operations was primarily the result of cash generated by reducing inventories in the first quarter of fiscal 2006 compared to an increase in inventories during the first quarter of fiscal 2005.  Total inventories at December 31, 2005 were $94.5 million, a decrease of $11.4 million or 10.8% below the $105.9 million inventories balance at September 30, 2005, and a decrease of $3.6 million or 3.7% below the $98.1 million inventories balance at December 31, 2004.  During the first quarter of fiscal 2006, we used our cash provided by operations primarily to increase our short-term investments and, to a much lesser extent, to pay for capital expenditures.  During the first quarter of fiscal 2005, we used our cash provided by operations primarily to pay for capital expenditures.

For the first quarter of fiscal 2006, we spent $3.4 million on capital expenditures, including $2.8 million for leasehold improvements, fixtures and equipment principally for new store facilities, as well as improvements to existing stores, and $0.6 million for our distribution and corporate facilities and information systems.  This compares to $6.2 million in capital expenditures for the first quarter of fiscal 2005, of which $4.8 million was spent for new store facilities and improvements to existing stores and retail locations, and $1.4 million for our distribution and corporate facilities and information systems.  The decrease in capital expenditures was primarily due to decreased expenditures for new stores and decreased expenditures for distribution facilities and information systems compared to last year.

On October 15, 2004, we entered into a new five-year $60.0 million senior secured revolving credit facility (the “Credit Facility”).  The Credit Facility will mature on October 15, 2009.  There are no financial covenant requirements under the Credit Facility unless either (i) Excess Availability (as defined in the agreement) falls below $10 million, or (ii) average Financial Covenant Adjusted Availability (as defined in the agreement) for any calendar month is less than $15 million.  If either of the events in items (i) or (ii) above occurs, we would be required to meet a certain minimum fixed charge coverage ratio (which increases from 1.00x during the first two years of the Credit Facility to 1.10x during the fifth year of the Credit Facility).  During the first quarter of fiscal 2006 and the first quarter of fiscal 2005, we exceeded the requirements for Excess Availability and average Financial Covenant Adjusted Availability.

As of December 31, 2005, outstanding borrowings under the Credit Facility consisted of no direct borrowings and $8.4 million in letters of credit, with available borrowings of $51.6 million.  Our average level of direct borrowings under our credit facility was $1.3 million for the first quarter of fiscal 2006, compared to no direct borrowings under our credit facility during the first quarter of fiscal 2005.  We may have borrowings under our Credit Facility during certain periods in the future, reflecting seasonal and other timing variations in cash flow.

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

Our significant accounting policies are described in Note 2 of “Notes to Consolidated Financial Statements,” in our Annual Report on Form 10-K for the year ended September 30, 2005. We believe that the following discussion addresses our critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. If actual results were to differ significantly from estimates made, future reported results could be materially affected. However, we are not currently aware of any reasonably likely events or circumstances that would result in materially different results.

Our senior management has reviewed these critical accounting policies and estimates and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations with the Audit Committee of our Board of Directors.

Inventories.  We value our inventories, which consist primarily of maternity apparel, at the lower of cost or market. Cost is determined on the first-in, first-out method (FIFO) and includes the cost of merchandise, freight, duty and broker fees. A periodic review of inventory quantities on hand is performed in order to determine if inventory is properly valued at the lower of cost or market. Factors related to current inventories such as future consumer demand and fashion trends, current aging, current analysis of merchandise based on receipt date, current and anticipated retail markdowns or wholesale discounts, and class or type of inventory are analyzed to determine estimated net realizable values. Criteria utilized by us to quantify aging trends include factors such as the amount of merchandise received within the past twelve months, merchandise received more than one year before with quantities on-hand in excess of 12 months of sales, and merchandise currently selling below cost. A provision is recorded to reduce the cost of inventories to its estimated net realizable value, if required. Inventories as of December 31, 2005 and September 30, 2005 totaled $94.5 million and $105.9 million, respectively, representing approximately 33.3% and 38.7% of total assets, respectively.  Given the significance of inventories to our consolidated financial statements, the determination of net realizable values is considered to be a critical accounting estimate. Any significant unanticipated changes in the factors noted above could have a significant impact on the value of our inventories and our reported operating results.

Long-Lived Assets.  Our long-lived assets consist principally of store leasehold improvements (included in the “Property, plant and equipment, net” line item in our consolidated balance sheets) and, to a much lesser extent, lease acquisition costs (included in the “Other intangible assets, net” line item in our consolidated balance sheets). These long-lived assets are recorded at cost and are amortized using the straight-line method over the shorter of the lease term or their useful life. Net long-lived assets as of December 31, 2005 and September 30, 2005 totaled $75.4 million and $77.1 million, respectively, representing approximately 26.6% and 28.2% of total assets, respectively.

In assessing potential impairment of these assets, we periodically evaluate the historical and forecasted operating results and cash flows on a store-by-store basis. Newly opened stores may take time to generate positive operating and cash flow results. Factors such as (i) store type, that is, company store or leased department, (ii) store concept, that is, Motherhood Maternity®, Mimi Maternity, A Pea in the Pod or Destination Maternity (iii) store location, for example, urban area versus suburb, (iv) current marketplace awareness of our brands, (v) local customer demographic data, (vi) anchor stores within the mall in which our store is located and (vii) current fashion trends are all considered in determining the time frame required for a store to achieve positive financial results, which is assumed to be within two years from the date a store location is opened. If economic conditions are substantially different from our expectations, the carrying value of certain of our long-lived assets may become impaired.  As a result of our impairment assessment, we recorded write-downs of long-lived assets of $1.6 million for the first quarter of fiscal 2006, and $0.6 million for the first quarter of fiscal 2005.

Goodwill.  The purchase method of accounting for business combinations requires the use of estimates and judgments to allocate the purchase price paid for acquisitions to the fair value of the net tangible and identifiable intangible assets. Goodwill represents the excess of the aggregate purchase price over the fair value of net assets acquired in business combinations and is separately disclosed in our consolidated balance sheets. As of both December 31, 2005 and September 30, 2005, goodwill totaled $50.4 million, representing 17.8% and 18.4% of total assets, respectively. In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill no longer be amortized, but instead be tested for impairment at least annually or as impairment indicators arise. Prior to our adoption of SFAS No. 142 on October 1, 2001, goodwill was amortized using the straight-line method over a period of 20 years.

The impairment test requires us to compare the fair value of business reporting units to their carrying value, including assigned goodwill. In assessing potential impairment of goodwill, we have determined that we have one reporting unit for purposes of applying SFAS No. 142 based on our reporting structure. The fair value of our single reporting unit is determined based on the fair market value of our outstanding common stock on a control basis and, if necessary, an outside independent valuation is obtained to determine the fair value. The carrying value of our single reporting unit, expressed on a per share basis, is represented by our book value per share of outstanding common stock. The results of the annual impairment tests performed as of September 30, 2005 and 2004 indicated the fair value of the reporting unit exceeded its carrying value. As of September 30, 2005, our book value was $12.02 per share of outstanding common stock and the closing trading price of our common stock was $10.00 per share. As part of the Company’s impairment analysis as of September 30, 2005, an outside independent valuation was obtained and the fair value of the Company’s single reporting unit exceeded the carrying value. If the per share fair value of our single reporting unit was less than the book value per share on September 30, 2005, our goodwill would likely have become impaired.  As of December 31, 2005, our book value was $12.15 per share of outstanding common stock and the closing trading price of our common stock was $12.78 per share.

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

The temporary differences between the book and tax treatment of income and expenses result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income. As of September 30, 2005, we determined that the deferred tax assets should reflect the state tax benefits for several of the states in which we are operating. This determination was made in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.” Actual results could differ from our assessments if adequate taxable income is not generated in future periods. Net deferred tax assets as of December 31, 2005 and September 30, 2005 totaled $19.4 million and $19.3 million, respectively, representing approximately 6.8% and 7.1% of total assets, respectively. To the extent we believe that recovery is not more likely than not, we must establish a valuation allowance. To the extent we establish a valuation allowance or change the allowance in a future period, income tax expense will be impacted.

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

New Accounting Pronouncements

SFAS No. 154

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154, “Accounting Changes and Error Corrections.”  SFAS No.154 provides guidance on the accounting for and reporting of accounting changes and error corrections.  This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  Early adoption is permitted.  We expect to adopt SFAS No. 154 effective as of October 1, 2006.

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

As of December 31, 2005, the principal components of our debt portfolio were the $125.0 million of Senior Notes and the $60.0 million Credit Facility, both of which are denominated in U.S. dollars.  The fair value of the debt portfolio is referred to as the “debt value.”  The Senior Notes bear interest at a fixed rated of 11¼%.  Although a change in market interest rates would not affect the interest incurred or cash flow related to this fixed rate portion of the debt portfolio, the debt value would be affected.

Our Credit Facility carries a variable interest rate that is tied to market indices.  As of December 31, 2005, we had no direct borrowings and $8.4 million of letters of credit outstanding under our Credit Facility.  Borrowings under the Credit Facility would have borne interest at a rate between approximately 5.6% and 7.3% per annum as of December 31, 2005.  Any future borrowings under the Credit Facility would, to the extent of outstanding borrowings, be affected by changes in market interest rates.  A change in market interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the value of the financial instrument.

The sensitivity analysis as it relates to the fixed rate portion of our debt portfolio assumes an instantaneous 100 basis point move in interest rates from their levels as of December 31, 2005, with all other variables held constant.  A 100 basis point increase in market interest rates would result in a decrease in the value of the debt by approximately $4.3 million as of

December 31, 2005.  A 100 basis point decline in market interest rates would cause the debt value to increase by approximately $4.5 million as of December 31, 2005.

Based on the variable rate debt included in our debt portfolio as of December 31, 2005, a 100 basis point increase in interest rates would result in additional interest incurred for the year of less than $0.1 million.  A 100 basis point decrease in interest rates would correspondingly lower our interest expense for the year by less than $0.1 million.

Other than as described above, we do not believe that the market risk exposure on other financial instruments is material.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to our management on a timely basis to allow decisions regarding required disclosure. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2005. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2005, these controls and procedures were effective.

Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the fiscal quarter ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

On January 12, 2005, a purported class action was filed against the Company alleging that, under applicable federal and state law, certain former and current employees should have received overtime compensation. The plaintiffs in this case are seeking unspecified actual damages, penalties and attorneys’ fees. The Company is engaged in efforts to resolve these claims and has reached a settlement with the plaintiffs that has received preliminary court approval.

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

Item 6.  Exhibits

Exhibit No.	Description

10.1	Amendment to Amended and Restated Employment Agreement dated as of December 29, 2005, between Mothers Work, Inc. and Dan W. Matthias.
10.2	Amendment to Amended and Restated Employment Agreement dated as of December 29, 2005, between Mothers Work, Inc. and Rebecca C. Matthias.
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Executive Vice President-Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Executive Vice President-Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOTHERS WORK, INC.

Date: February 9, 2006	By:	/s/ DAN W. MATTHIAS
Dan W. Matthias
Chairman of the Board and Chief Executive Officer

Date: February 9, 2006	By:	/s/ EDWARD M. KRELL
Edward M. Krell
Executive Vice President— Chief Financial Officer