Form 10-Q
period 2006-03-31
MOTHERS WORK INC
filed 2006-05-10
CIK 896985

United States
Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

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

Common Stock, $.01 par value 5,318,861 shares outstanding as of May 5, 2006

MOTHERS WORK, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MOTHERS WORK, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	March 31, 2006	September 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$16,550	$3,037
Short-term investments	2,550	—
Trade receivables, net	10,745	7,681
Inventories	96,803	105,911
Deferred income taxes	6,015	6,015
Prepaid expenses and other current assets	4,342	4,816
Total current assets	137,005	127,460
Property, plant and equipment, net	74,868	76,173
Assets held for sale	700	925
Other assets:
Goodwill	50,389	50,389
Deferred financing costs, net of accumulated amortization of $2,169 and $1,855	3,386	3,697
Other intangible assets, net of accumulated amortization of $2,356 and $2,481	745	878
Deferred income taxes	13,563	13,261
Other non-current assets	534	534
Total other assets	68,617	68,759
Total assets	$281,190	$273,317

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit borrowings	$—	$—
Current portion of long-term debt	785	769
Accounts payable	20,787	19,900
Accrued expenses and other current liabilities	40,585	35,563
Total current liabilities	62,157	56,232
Long-term debt	127,849	128,087
Deferred rent and other non-current liabilities	25,738	25,670
Total liabilities	215,744	209,989

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, 2,000,000 shares authorized
Series A cumulative convertible preferred stock, $.01 par value; 41,000 shares authorized, none outstanding	—	—
Series B junior participating preferred stock, $.01 par value; 300,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value; 20,000,000 shares authorized, 5,316,121 and 5,268,535 shares issued and outstanding, respectively	53	53
Additional paid-in capital	64,352	63,164
Retained earnings	1,041	111
Total stockholders’ equity	65,446	63,328
Total liabilities and stockholders’ equity	$281,190	$273,317

The accompanying notes are an integral part of these Consolidated Financial Statements.

MOTHERS WORK,INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Net sales	$144,643	$140,031	$296,036	$273,650
Cost of goods sold	68,620	70,678	143,830	134,682
Gross profit	76,023	69,353	152,206	138,968
Selling, general and administrative expenses	71,414	65,657	143,102	131,930
Operating income	4,609	3,696	9,104	7,038
Interest expense, net	3,785	3,857	7,579	7,612
Income (loss) before income taxes	824	(161)	1,525	(574)
Income tax provision (benefit)	322	(64)	595	(229)
Net income (loss)	$502	$(97)	$930	$(345)

Income (loss) per share—Basic	$0.09	$(0.02)	$0.18	$(0.07)
Average shares outstanding—Basic	5,291	5,237	5,280	5,227
Income (loss) per share—Diluted	$0.09	$(0.02)	$0.17	$(0.07)
Average shares outstanding—Diluted	5,501	5,237	5,402	5,227

The accompanying notes are an integral part of these Consolidated Financial Statements.

MOTHERS WORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended March 31,
	2006	2005
Cash Flows from Operating Activities
Net income (loss)	$930	$(345)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	7,937	7,608
Stock-based compensation expense	811	—
Loss on impairment of long-lived assets	1,851	1,337
(Gain) loss on disposal of assets	(197)	607
Accretion of discount on senior notes	91	81
Deferred income tax benefit	(302)	(333)
Tax benefit of stock option exercises	—	80
Excess tax benefit from exercise of stock options	(242)	—
Amortization of deferred financing costs	314	280
Changes in assets and liabilities:
Decrease (increase) in —
Trade receivables	(3,064)	(3,450)
Inventories	9,108	(14,772)
Prepaid expenses and other current assets	474	2,753
Increase (decrease) in —
Accounts payable, accrued expenses and other current liabilities	4,977	6,643
Deferred rent and other non-current liabilities	311	(864)
Net cash provided by (used in) operating activities	22,999	(375)

Cash Flows from Investing Activities
Purchase of short-term investments	(25,525)	(4,000)
Proceeds from sale of short-term investments	22,975	10,400
Capital expenditures	(8,046)	(11,923)
Proceeds from sale of assets held for sale	225	—
Purchase of intangible assets	(11)	(28)
Net cash used in investing activities	(10,382)	(5,551)

Cash Flows from Financing Activities
Increase in cash overdraft	540	1,248
Repayment of long-term debt	(313)	(230)
Payout of redeemed Series A Preferred Stock	—	(373)
Deferred financing costs	(3)	(620)
Proceeds from exercise of stock options	430	261
Excess tax benefit from exercise of stock options	242	—
Net cash provided by financing activities	896	286
Net Increase (Decrease) in Cash and Cash Equivalents	13,513	(5,640)
Cash and Cash Equivalents, Beginning of Period	3,037	8,467
Cash and Cash Equivalents, End of Period	$16,550	$2,827

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$7,332	$7,230
Cash paid for income taxes	$1,071	$632
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Purchase of equipment under capital lease obligations	$—	$1,438

The accompanying notes are an integral part of these Consolidated Financial Statements.

MOTHERS WORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

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

In the opinion of management, the consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company for the periods presented. Since the Company’s operations are seasonal, the interim operating results of the Company may not be indicative of operating results for the full year.

The Company operates on a fiscal year ending September 30 of each year. All references to fiscal years of the Company refer to fiscal years ended on September 30 in those years. For example, the Company’s “fiscal 2006” will end on September 30, 2006. Certain reclassifications have been made to the prior year consolidated financial statements to conform to the current year presentation.

2.              EARNINGS PER SHARE (EPS)

Basic earnings per share (“Basic EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding.  Diluted earnings per share (“Diluted EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding, after giving effect to the potential dilution, if applicable, from the exercise of securities, such as stock options and warrants, into shares of common stock as if those securities were exercised.

The following table summarizes the Basic EPS and Diluted EPS calculation (in thousands, except per share amounts):

	Three Months Ended March 31, 2006			Three Months Ended March 31, 2005
	Net Income	Shares	EPS	Net Loss	Shares	EPS
Basic EPS	$502	5,291	$0.09	$(97)	5,237	$(0.02)
Incremental shares from the assumed exercise of outstanding stock options and warrants	—	210	—	—	—	—

Diluted EPS	$502	5,501	$0.09	$(97)	5,237	$(0.02)

	Six Months Ended March 31, 2006			Six Months Ended March 31, 2005
	Net Income	Shares	EPS	Net Loss	Shares	EPS
Basic EPS	$930	5,280	$0.18	$(345)	5,227	$(0.07)
Incremental shares from the assumed exercise of outstanding stock options and warrants	—	122	(0.01)	—	—	—

Diluted EPS	$930	5,402	$0.17	$(345)	5,227	$(0.07)

For the three months and six months ended March 31, 2006, options and warrants to purchase 450,760 and 758,615 shares, respectively, were excluded from the computation of Diluted EPS as their effect would have been antidilutive. For the three months and six months ended March 31, 2005, since the Company incurred a loss for these periods, all outstanding stock options and warrants were excluded from the calculation of Diluted EPS as their effect would have been antidilutive. These options and warrants could potentially dilute EPS in the future.

3.              STOCK-BASED COMPENSATION

Effective October 1, 2005, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”, using the modified prospective application method. Prior to adopting SFAS No. 123(R), the Company followed the intrinsic value method of accounting for stock-based employee compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. On September 27, 2005, the Compensation Committee of the Company’s Board of Directors approved, and the Board ratified, the acceleration of the vesting of all outstanding stock options having exercise prices of $23.50 or more. Options to purchase 133,500 shares, having exercise prices ranging from $23.62 to $37.05 per share, were affected by the vesting acceleration. The closing price of the Company’s common stock on September 26, 2005 (the trading day prior to the vesting acceleration) was $11.31 per share. The primary purpose of this accelerated vesting program was to eliminate the compensation expense associated with these stock options that the Company would otherwise have been required to recognize in future financial statements pursuant to SFAS No. 123(R). The amount of future compensation expense that was avoided in connection with this acceleration was approximately $1.3 million, net of tax.

The Company has three stock option plans: the Director Stock Option Plan (the “Director Plan”), the Amended and Restated 1987 Stock Option Plan (the “1987 Plan”) and the 2005 Equity Incentive Plan (the “2005 Plan”). The Director Plan expired on December 31, 2004 and no further options may be granted under that plan. Options issued under the Director Plan will remain outstanding until they have expired, been exercised or have otherwise terminated. Under the 1987 Plan, as amended and restated, officers and certain employees, including outside directors, may be granted options to purchase the Company’s common stock at exercise prices as determined by the Compensation Committee of the Board of Directors that are no lower than the fair market value of the stock at the date of grant. In February 2003, the stockholders of the Company approved an amendment to increase the number of shares of common stock available for issuance upon the exercise of options granted under the 1987 Plan and the Director Plan by 500,000, up to a total of 2,175,000 options which may be issued under the two plans (including up to a total of 200,000 options which were issuable under the Director Plan). In January 2006, the stockholders of the Company approved the adoption of the 2005 Plan. Under the 2005 Plan, employees, directors, consultants and other individuals who provide services to the Company, may be granted awards in the form of options, stock appreciation rights, restricted stock or restricted stock units. Up to 500,000 shares of the Company’s common stock may be issued in respect of awards under the 2005 Plan, and awards of options to purchase the Company’s common stock will be at exercise prices as determined by the Compensation Committee of the Board of Directors that are no lower than the fair market value of the stock at the date of grant.

Effective October 1, 2004, each outside director is granted 5,000 fully vested options on an annual basis, at an exercise price equal to the fair market value of the stock on the grant date. Subsequent to the expiration of the Director Plan, options to purchase an aggregate of 25,000 shares of common stock were issued in both January 2005 (from the 1987 Plan) and January 2006 (from the 2005 Plan) to the outside directors (a total of 10,000 options to each of the five outside directors). No options have been granted by the Company with an exercise price less than the fair market value of the Company’s common stock on the date of grant for any of the periods presented. The majority of the options issued under the plans vest ratably over a five-year period, although some options vest immediately, and options issued under the plans generally expire ten years from the date of grant. The Company issues new shares upon exercise of vested options. As of March 31, 2006, there were 586,987 options available for grant under the plans.

For the three months and six months ended March 31, 2006, the Company recognized stock-based employee compensation expense of $401,000 and $811,000, less related income tax benefits of $156,000 and $316,000, under the provisions of SFAS No. 123(R). For the three months and six months ended March 31, 2005, no compensation expense was recognized for stock option awards granted at fair market value under the provisions of APB Opinion No. 25. The following table illustrates the pro forma effect on net loss and earnings per share if the Company had accounted for its stock option plans prior to October 1, 2005, using the fair value method of accounting under SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”:

(in thousands, except per share amounts):		Three Months Ended March 31, 2005	Six Months Ended March 31, 2005
Net loss, as reported		$(97)	$(345)
Deduct:	Total stock-based employee compensation expense determined under the fair value based method for all grants, net of tax	(439)	(1,166)
Pro forma net loss		$(536)	$(1,511)

Basic and Diluted EPS:
As reported		$(0.02)	$(0.07)
Pro forma net loss		$(0.10)	$(0.29)

Stock option activity for all plans was as follows:

	Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
	(in thousands)			(in thousands)
Balance—September 30, 2005	1,230	$14.50
Granted	221	10.94
Exercised	(48)	9.13
Forfeited	(5)	11.62
Expired	(78)	15.34
Balance—March 31, 2006	1,320	14.07	7.0	$14,080
Exercisable—March 31, 2006	871	$15.23	6.0	$8,603

At March 31, 2006, $3,761,000 of total unrecognized compensation cost related to non-vested awards is expected to be recognized over a weighted-average period of 1.7 years. During the three months ended March 31, 2006 and 2005, the total intrinsic value of options exercised was $618,000 and $97,000, respectively. The total cash received from these option exercises was $421,000 and $145,000, respectively, and the actual tax benefit realized for the tax deductions from these option exercises was $241,000 and $34,000, respectively. During the six months ended March 31, 2006 and 2005, the total intrinsic value of options exercised was $621,000 and $261,000, respectively. The total cash received from these option exercises was $430,000 and $261,000, respectively, and the actual tax benefit realized for the tax deductions from these option exercises was $242,000 and $80,000, respectively. During the six months ended March 31, 2005, options to purchase 27,270 shares of common stock with an aggregate exercise price of $307,000 were exercised by the option holders tendering 20,286 shares of the Company’s common stock, which were held by the option holders.

The weighted average fair value of the options granted during the three months ended March 31, 2006 and 2005 was estimated at $8.64 and $9.56 per share, respectively. The weighted average fair value of the options granted during the six months ended March 31, 2006 and 2005 was estimated at $6.57 and $8.80 per share, respectively. The weighted average fair value was calculated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Dividend yield	None	None	None	None
Expected price volatility	54.0%	60.9%	58.2%	60.9%
Risk-free interest rates	4.4%	4.1%	4.4%	4.0%
Expected lives	5.7 years	8.0 years	6.4 years	8.0 years

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

4.                 INVENTORIES

Inventories were comprised of the following (in thousands):

	March 31, 2006	September 30, 2005
Finished goods	$89,558	$97,056
Work-in-progress	2,633	3,283
Raw materials	4,612	5,572
	$96,803	$105,911

5.                 ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities were comprised of the following (in thousands):

	March 31, 2006	September 30, 2005
Salaries, wages and employee benefits	$11,628	$8,846
Income taxes payable	994	1,161
Interest	2,486	2,483
Deferred rent	3,953	3,790
Sales taxes	2,778	2,456
Insurance	2,075	2,671
Rent	319	328
Audit and legal	3,291	3,400
Reserves recorded in the iMaternity acquisition (Note 6)	100	232
Remaining payout for redemption of Series A Preferred Stock	677	677
Accrued store construction costs	761	152
Gift certificates and store credits	4,161	3,233
Other	7,362	6,134
	$40,585	$35,563

Interest payments on the Company’s $125,000,000, 11 1/4% senior notes (the “Senior Notes”) are made semiannually on February 1st and August 1st.

6.              iMATERNITY ACQUISITION EXIT/RESTRUCTURING ACTIVITY

The Company acquired eSpecialty Brands, LLC (“iMaternity”) on October 17, 2001. The iMaternity manufacturing and warehousing operations in Costa Rica have been shut down, are being marketed for sale, are not being depreciated and are separately reflected in the accompanying Consolidated Balance Sheets as “Assets held for sale.”  The carrying values of the Costa Rica facilities are recorded at their estimated realizable values, which were determined based on purchase offers from interested parties, less estimated selling costs. In January 2006, the Company sold a portion of the Costa Rica facilities for approximately $225,000, which approximated its estimated realizable value.

During the six months ended March 31, 2006 and 2005, the Company made payments of $132,000 and $436,000, respectively, for lease termination fees, severance and other exit costs in connection with the iMaternity acquisition exit/restructuring activities. A summary of the remaining iMaternity acquisition exit/restructuring reserves is as follows (in thousands):

	March 31, 2006	September 30, 2005
Severance	$100	$200
Exit and other costs	—	32
	$100	$232

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

8.              GUARANTOR SUBSIDIARIES

Pursuant to the terms of the indenture relating to the Senior Notes, each of the domestic subsidiaries of Mothers Work, Inc. (the “Guarantor Subsidiaries”) has jointly and severally provided an unconditional guarantee of the obligations of Mothers Work with respect to the Senior Notes. There are no restrictions on any of the assets of the Guarantor Subsidiaries which would limit their ability to transfer funds to Mothers Work in the form of loans, advances or cash dividends, except as provided by applicable law. None of the Company’s foreign subsidiaries (the “Non-Guarantor Subsidiaries”) have guaranteed the Senior Notes. The condensed consolidating financial information for the parent company, the Guarantor Subsidiaries, and the Non–Guarantor Subsidiaries as of and for the six months ended March 31, 2006 as presented below has been prepared from the books and records maintained by the Guarantor Subsidiaries and the Company. The condensed financial information may not necessarily be indicative of the results of operations or financial position had the Guarantor Subsidiaries operated as independent entities. Certain intercompany revenues and expenses included in the subsidiary records are eliminated in consolidation. As a result of this activity, an amount due to/due from parent will exist at any time.

Mothers Work, Inc.

Condensed Consolidating Balance Sheet

March 31, 2006

(in thousands)

(unaudited)

	Mothers Work (Parent Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries (Foreign Operations)	Consolidating Eliminations	Mothers Work Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$16,244	$10	$296	$—	$16,550
Short-term investments	2,550	—	—	—	2,550
Trade receivables, net	10,745	—	—	—	10,745
Inventories	93,820	—	2,983	—	96,803
Deferred income taxes	6,015	—	—	—	6,015
Prepaid expenses and other current assets	4,308	2	32	—	4,342
Total current assets	133,682	12	3,311	—	137,005
Property, plant and equipment, net	72,471	—	2,397	—	74,868
Assets held for sale	—	—	700	—	700
Other assets	68,470	—	147	—	68,617
Investments in and advances to (from) affiliates	(3,940)	261,654	(3,656)	(254,058)	—
Total assets	$270,683	$261,666	$2,899	$(254,058)	$281,190

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit borrowings	$—	$—	$—	$—	$—
Current portion of long-term debt	785	—	—	—	785
Accounts payable	20,787	—	—	—	20,787
Accrued expenses and other current liabilities	31,111	9,061	413	—	40,585
Total current liabilities	52,683	9,061	413	—	62,157
Long-term debt	127,849	—	—	—	127,849
Deferred rent and other non-current liabilities	24,705	—	1,033	—	25,738
Total liabilities	205,237	9,061	1,446	—	215,744

Total stockholders’ equity	65,446	252,605	1,453	(254,058)	65,446
Total liabilities and stockholders’ equity	$270,683	$261,666	$2,899	$(254,058)	$281,190

Mothers Work, Inc.

Consolidating Statement of Operations

For The Six Months Ended March 31, 2006

(in thousands)

(unaudited)

	Mothers Work (Parent Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries (Foreign Companies)	Consolidating Eliminations	Mothers Work Consolidated
Net sales	$288,478	$15,270	$7,558	$(15,270)	$296,036
Cost of goods sold	140,446	—	3,384	—	143,830
Gross profit	148,032	15,270	4,174	(15,270)	152,206
Selling, general and administrative expenses	154,523	153	3,696	(15,270)	143,102
Operating income (loss)	(6,491)	15,117	478	—	9,104
Interest income (expense), net	(17,036)	9,457	—	—	(7,579)
Equity in earnings of subsidiaries	25,052	—	—	(25,052)	—
Income before income taxes	1,525	24,574	478	(25,052)	1,525
Income tax provision	595	8,601	186	(8,787)	595
Net income	$930	$15,973	$292	$(16,265)	$930

Mothers Work, Inc.

Consolidating Cash Flow Statement

For The Six Months Ended March 31, 2006

(in thousands)

(unaudited)

	Mothers Work (Parent Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries (Foreign Companies)	Consolidating Eliminations	Mothers Work Consolidated
Cash Flows from Operating Activities:
Net income	$930	$15,973	$292	$(16,265)	$930
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,709	—	228	—	7,937
Stock-based compensation expense	811	—	—	—	811
Loss on impairment of long-lived assets	1,851	—	—	—	1,851
Gain on disposal of assets	(197)	—	—	—	(197)
Accretion of discount on senior notes	91	—	—	—	91
Deferred income tax benefit	(302)	—	—	—	(302)
Excess tax benefit of stock option exercises	(242)	—	—	—	(242)
Amortization of deferred financing costs	314	—	—	—	314
Changes in assets and liabilities:
Decrease (increase) in—
Trade receivables	(3,141)	—	77	—	(3,064)
Inventories	9,416	—	(308)	—	9,108
Prepaid expenses and other current assets	504	2	(32)		474
Investments in and advances to (from) affiliates	(2,374)	(13,579)	(312)	16,265	—
Increase (decrease) in—
Accounts payable, accrued expenses and other current liabilities	7,291	(2,423)	109	—	4,977
Deferred rent and other non-current liabilities	279	—	32	—	311
Net cash provided by (used in) operating activities	22,940	(27)	86	—	22,999
Cash Flows from Investing Activities:
Purchase of short-term investments	(25,525)	—	—	—	(25,525)
Proceeds from sale of short-term investments	22,975	—	—	—	22,975
Capital expenditures	(7,936)	—	(110)	—	(8,046)
Proceeds from sale of assets held for sale	—	—	225	—	225
Purchase of intangible assets	(7)	—	(4)	—	(11)
Net cash (used in) provided by investing activities	(10,493)	—	111	—	(10,382)
Cash Flows from Financing Activities:
Increase in cash overdraft	540	—	—	—	540
Repayment of long-term debt	(313)	—	—	—	(313)
Deferred financing costs	(3)	—	—	—	(3)
Proceeds from exercise of stock options	430	—	—	—	430
Excess tax benefit of stock option exercises	242	—	—	—	242
Net cash provided by financing activities	896	—	—	—	896
Net Increase (Decrease) in Cash and Cash Equivalents	13,343	(27)	197	—	13,513
Cash and Cash Equivalents, Beginning of Period	2,901	37	99	—	3,037
Cash and Cash Equivalents, End of Period	$16,244	$10	$296	$—	$16,550

9.              COMMITMENTS AND CONTINGENCIES

On January 12, 2005, a purported class action was filed against the Company alleging that, under applicable federal and state law, certain former and current employees should have received overtime compensation. The plaintiffs in this case sought unspecified actual damages, penalties and attorneys’ fees. The Company engaged in efforts to resolve these claims and reached a settlement with the plaintiffs that received preliminary court approval in February 2006 and is currently being administered through a claims process.

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

Geographic Information. Information concerning the Company’s operations by geographic area is as follows (in thousands):

	Three Months Ended, March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Net Sales to Unaffiliated Customers
United States	$140,943	$137,159	$288,478	$267,842
Canada	$3,700	$2,872	$7,558	$5,808

	March 31, 2006	September 30, 2005
Long-Lived Assets
United States	$73,069	$74,393
Canada	$2,544	$2,658
Costa Rica	$700	$925

Major Customers. For the periods presented, the Company did not have any one customer who represented more than 10% of its net sales.

11.       INTEREST EXPENSE, NET

Interest expense, net is comprised of the following (in thousands):

	Three Months Ended, March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Interest expense	$3,902	$3,875	$7,739	$7,653
Interest income	(117)	(18)	(160)	(41)
Interest expense, net	$3,785	$3,857	$7,579	$7,612

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following tables set forth certain operating data as a percentage of net sales and as a percentage change for the three and six months ended March 31:

	% of Net Sales (1)				% Period to Period Increase (Decrease)
	Three Months Ended March 31,		Six Months Ended March 31,		Three Months Ended March 31,	Six Months Ended March 31,
	2006	2005	2006	2005	2006 vs. 2005	2006 vs. 2005
Net sales	100.0%	100.0%	100.0%	100.0%	3.3%	8.2%
Cost of goods sold (2)	47.4	50.5	48.6	49.2	(2.9)	6.8
Gross profit	52.6	49.5	51.4	50.8	9.6	9.5
Selling, general and administrative expenses (3)	49.4	46.9	48.3	48.2	8.8	8.5
Operating income	3.2	2.6	3.1	2.6	24.7	29.4
Interest expense, net	2.6	2.8	2.6	2.8	(1.9)	(0.4)
Income (loss) before income taxes	0.6	(0.1)	0.5	(0.2)	N.M.	N.M.
Income tax provision (benefit)	0.2	(0.0)	0.2	(0.1)	N.M.	N.M.
Net income (loss)	0.3%	(0.1)%	0.3%	(0.1)%	N.M.	N.M.

N.M.   –   Not Meaningful

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

The following table sets forth certain information concerning the number of our stores and leased departments for the periods indicated:

	Three Months Ended
	March 31, 2006			March 31, 2005
Retail Locations	Stores	Leased Departments	Total Retail Locations	Stores	Leased Departments	Total Retail Locations
Beginning of period	851	743	1,594	880	231	1,111
Opened	5	2	7	8	497	505
Closed	(25)	(17)	(42)	(19)	—	(19)
End of period	831	728	1,559	869	728	1,597

	Six Months Ended
	March 31, 2006			March 31, 2005
Retail Locations	Stores	Leased Departments	Total Retail Locations	Stores	Leased Departments	Total Retail Locations
Beginning of period	852	739	1,591	883	232	1,115
Opened	11	12	23	20	498	518
Closed	(32)	(23)	(55)	(34)	(2)	(36)
End of period	831	728	1,559	869	728	1,597

Our fiscal year ends on September 30. All references in this discussion to our fiscal years refer to the fiscal year ended on September 30 in the year mentioned. For example, our “fiscal 2006” will end on September 30, 2006.

Three Months Ended March 31, 2006 and 2005

Net Sales. Our net sales for the second quarter of fiscal 2006 increased by 3.3%, or $4.6 million, to $144.6 million from $140.0 million for the second quarter of fiscal 2005. Net sales increased primarily due to sales from the expansion of our proprietary Two Hearts™ Maternity collection to an additional 497 Sears® locations during late March 2005 and, to a lesser extent, increases in our comparable store sales and internet sales. These sales increases were partially offset by a reduction in sales for the second quarter of fiscal 2006 from our licensed arrangement with Kohl’s® compared to the large initial shipments to Kohl’s in the second quarter of fiscal 2005 to provide opening inventory for the launch of our Oh Baby! by Motherhood™ licensed arrangement with Kohl’s in February 2005. Comparable store sales increased by 1.4% during the second quarter of fiscal 2006, based on 998 retail locations, versus a comparable store sales decrease of 3.0% during the second quarter of fiscal 2005, based on 898 retail locations. The comparable store sales increase of 1.4% for the second quarter of fiscal 2006 was unfavorably impacted by approximately 0.7 percentage points due to January 2006 having one less Saturday than January 2005 and the Easter timing shift to April in 2006 from March in 2005.

As of March 31, 2006, we operated a total of 831 stores and 1,559 total retail locations, compared to 869 stores and 1,597 total retail locations as of March 31, 2005. In addition, our Oh Baby! by Motherhood collection is available at Kohl’s stores throughout the United States. As of March 31, 2006, our store total included 49 multi-brand stores, including 11 Destination Maternity™ superstores, with the remaining multi-brand stores under the Mimi Maternity® brand. In comparison, as of March 31, 2005, we operated 43 multi-brand stores, including eight Destination Maternity superstores. These multi-brand store figures exclude our A Pea in the Pod® stores, which have traditionally carried a full line of both A Pea in the Pod and Mimi Maternity branded merchandise. During the second quarter of fiscal 2006, we opened five stores (including the opening of three Destination Maternity superstores and the reopening of one store which had been closed since late September 2005 due to Hurricane Rita) and closed 25 stores, with 11 of these store closings related to multi-brand store openings.

Gross Profit. Our gross profit for the second quarter of fiscal 2006 increased by 9.6%, or approximately $6.6 million, to $76.0 million from $69.4 million for the second quarter of fiscal 2005, reflecting the increase in net sales and an increase in gross margin.  Gross profit as a percentage of net sales (gross margin) for the second quarter of fiscal 2006 was 52.6% compared to 49.5% for the second quarter of fiscal 2005.  The increase in gross margin of approximately 3.1 percentage points compared to the prior year resulted from a higher maintained gross margin in our own stores, and the reduced amount of sales derived from the lower gross margin Kohl’s licensed arrangement compared to the sales volume in the second quarter of fiscal 2005 related to the initial Kohl’s launch.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses for the second quarter of fiscal 2006 increased by 8.8%, or approximately $5.7 million, to $71.4 million from $65.7 million for the second quarter of fiscal 2005. This increase in expense for the quarter resulted primarily from increases in store-closing costs, rent and related expenses for our retail locations, employee wages and benefits for our retail locations, and accrued incentive compensation expense related to improvements in our operating performance compared to fiscal 2005. As a percentage of net sales, selling, general and administrative expenses increased to 49.4% for fiscal 2006 compared to 46.9% for fiscal 2005. This increase in the expense percentage for the quarter resulted primarily from the unfavorable expense leverage from the lower Kohl’s licensed sales compared to the large initial shipments in the second quarter of fiscal 2005, as well as increases as a percentage of net sales in store-closing costs and accrued incentive compensation expense. We incurred charges relating to store closings of $1.4 million for fiscal 2006 (primarily lease termination fees) as compared to $0.2 million for fiscal 2005. The majority of the store-closing costs related to three of the stores closed in conjunction with the opening of our Destination Maternity superstore in New York City. We incurred $0.4 million of non-cash expenses related to stock-based compensation expense, including $0.3 million in selling, general and administrative expense, in the second quarter of fiscal 2006 versus none in the second quarter of fiscal 2005, since we adopted the provisions of SFAS No. 123(R) as of the beginning of fiscal 2006. We also incurred impairment charges for write-downs of store long-lived assets of $0.3 million for fiscal 2006, as compared to $0.8 million for fiscal 2005.

Operating Income.  Our operating income for the second quarter of fiscal 2006 increased by 24.7%, or $0.9 million, to $4.6 million from $3.7 million for the second quarter of fiscal 2005, due to increased sales volume and gross profit, which more than offset the impact of higher selling, general and administrative expenses. Operating income as a percentage of net sales (operating income margin) for the second quarter of fiscal 2006 increased to 3.2% from 2.6% for the second quarter of fiscal 2005. Excluding non-cash stock-based compensation expense, our operating income for the second quarter of fiscal 2006 was $5.0 million, which represents a 3.5% adjusted operating income margin. We were not required to recognize and, therefore, did not recognize any non-cash stock-based compensation expense in fiscal 2005. The increase in operating income margin was due to our increased gross margin, partially offset by our higher operating expense ratio.

Interest Expense, Net. Our net interest expense for the second quarter of fiscal 2006 of $3.8 million was slightly lower than the second quarter of fiscal 2005 due to somewhat higher interest income compared to the prior year. During the second quarter of fiscal 2006, we had no direct borrowings under our credit facility. During the second quarter of fiscal 2005, our average level of direct borrowings under our credit facility was $5.3 million.

Income Tax Provision. Our effective tax rate was a provision of approximately 39.0% for the second quarter of fiscal 2006 and a benefit of 40.0% for the second quarter of fiscal 2005. We expect our effective tax rate for the full year fiscal 2006 to be approximately 39%.

Net Income (Loss). Net income for the second quarter of fiscal 2006 was $0.5 million, or $0.09 per share (diluted), compared to a net loss of $0.1 million, or $(0.02) per share (diluted), for the second quarter of fiscal 2005. Excluding non-cash stock-based compensation expense, net income for the second quarter of fiscal 2006 was $0.7 million, or $0.14 per share (diluted). We were not required to recognize and, therefore, did not recognize any non-cash stock-based compensation expense in the second quarter of fiscal 2005.

Our average diluted shares outstanding of 5,501,000 for the second quarter of fiscal 2006 was 5.0% higher than the 5,237,000 average diluted shares outstanding for the second quarter of fiscal 2005.  The increase in average diluted shares outstanding reflects the dilutive impact of outstanding stock options in fiscal 2006, as well as higher shares outstanding in fiscal 2006 compared to fiscal 2005. No dilutive impact of stock options was included in fiscal 2005, due to the net loss for the second quarter.

Six Months Ended March 31, 2006 and 2005

Net Sales. Our net sales for the first six months of fiscal 2006 increased by 8.2%, or approximately $22.3 million, to $296.0 million from $273.7 million for the first six months of fiscal 2005. Net sales increased primarily due to sales from the expansion of our proprietary Two Hearts. Maternity collection to an additional 497 Sears locations during late March 2005 and, to a lesser extent, our comparable store sales increase and increased sales from our licensed arrangement with Kohl’s, which began during the second quarter of fiscal 2005. Comparable store sales increased by 2.4% during fiscal 2006, based on 982 retail locations, versus a comparable store sales decrease of 3.7% during fiscal 2005, based on 866 retail locations.

Gross Profit. Our gross profit for the first six months of fiscal 2006 increased by 9.5%, or approximately $13.2 million, to $152.2 million from $139.0 million for the first six months of fiscal 2005, reflecting the increase in net sales and an increase in gross margin.  Gross margin for the first six months of fiscal 2006 was 51.4% compared to 50.8% for the first six months of fiscal 2005.  The increase in gross margin of 0.6 percentage points compared to the prior year resulted from a higher maintained gross margin in our own stores, largely due to lower overall markdowns in the first six months of fiscal 2006 as compared to the same period in fiscal 2005.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses for the first six months of fiscal 2006 increased by 8.5%, or $11.2 million, to $143.1 million from $131.9 million for the first six months of fiscal 2005. This increase in expense for the quarter resulted primarily from increases in rent and related expenses for our retail locations, employee wages and benefits for our retail locations, accrued incentive compensation expense, store-closing costs, legal expense and stock-based compensation expense. As a percentage of net sales, selling, general and administrative expenses was slightly higher at 48.3% for fiscal 2006 compared to 48.2% for fiscal 2005. This slight increase in the expense percentage for the six month period resulted primarily from increases as a percentage of net sales in accrued incentive compensation expense, store-closing costs, legal expense, and stock-based compensation expense.

These categories of expense percentage net increase were mostly offset by the favorable expense leverage from the additional sales from our Sears and Kohl’s relationships, our comparable store sales increase of 2.4% and a continued sharp focus on expense control. We incurred charges relating to store closings of $1.6 million for fiscal 2006 (primarily lease termination fees) as compared to $0.8 million for fiscal 2005. The majority of the store closing charges for the first six months of fiscal 2006 and fiscal 2005 were for stores closed in connection with multi-brand store openings. We incurred impairment charges for write-downs of store long-lived assets of $1.9 million for fiscal 2006, as compared to $1.3 million for fiscal 2005. We also incurred $0.8 million of non-cash expenses related to stock-based compensation expense, including $0.7 million in selling, general and administrative expense, in the first six months of fiscal 2006 versus none in the first six months of fiscal 2005, since we adopted the provisions of SFAS No. 123(R) as of the beginning of fiscal 2006.

Operating Income.  Our operating income for the first six months of fiscal 2006 increased by 29.4%, or $2.1 million, to $9.1 million from $7.0 million for the first six months of fiscal 2005, due to increased sales volume and gross profit, which more than offset the impact of higher selling, general and administrative expenses. Operating income as a percentage of net sales (operating income margin) for the first six months of fiscal 2006 increased to 3.1% from 2.6% for the first six months of fiscal 2005. Excluding non-cash stock-based compensation expense, our operating income for the first six months of fiscal 2006 was $9.9 million, which represents a 3.3% adjusted operating income margin. We were not required to recognize and, therefore, did not recognize any non-cash stock-based compensation expense in fiscal 2005. The increase in operating income margin was due to our increased gross margin.

Interest Expense, Net. Our net interest expense for the first six months of fiscal 2006 of $7.6 million was slightly lower than the first six months of fiscal 2005 due to somewhat higher interest income compared to the prior year. During the first six months of fiscal 2006, our average level of direct borrowings under our credit facility was $0.7 million, but we had no direct borrowings under our credit facility as of March 31, 2006. During the first six months of fiscal 2005, our average level of direct borrowings under our credit facility was $2.6 million.

Income Tax Provision. Our effective tax rate was a provision of approximately 39.0% for the first six months of fiscal 2006 and a benefit of 40.0% for the first six months of fiscal 2005. We expect our effective tax rate for the full year fiscal 2006 to be approximately 39%.

Net Income (Loss). Net income for the first six months of fiscal 2006 was $0.9 million, or $0.17 per share (diluted), compared to a net loss of $0.3 million, or $(0.07) per share (diluted), for the first six months of fiscal 2005. Excluding non-cash stock-based compensation expense, net income for the first six months of fiscal 2006 was $1.4 million, or $0.26 per share (diluted). We were not required to recognize and, therefore, did not recognize any non-cash stock-based compensation expense in the first six months of fiscal 2005.

Our average diluted shares outstanding of 5,402,000 for the first six months of fiscal 2006 was 3.3% higher than the 5,227,000 average diluted shares outstanding for the first six months of fiscal 2005.  The increase in average diluted shares outstanding reflects the dilutive impact of outstanding stock options in fiscal 2006, as well as higher shares outstanding in fiscal 2006 compared to fiscal 2005. No dilutive impact of stock options was included in fiscal 2005, due to the net loss for the first six months.

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

Cash and cash equivalents increased by $13.5 million during the first six months of fiscal 2006 compared to a decrease of $5.6 million for the first six months of fiscal 2005.  Cash provided by operations of $23.0 million for the first six months of fiscal 2006 increased by $23.4 million from $0.4 million used for the first six months of fiscal 2005.  This increase in cash provided by operations was primarily the result of cash generated by reducing inventories in the first six months of fiscal 2006 compared to an increase in inventories during the first six months of fiscal 2005. Total inventories at March 31, 2006 were $96.8 million, a decrease of $9.1 million or 8.6% below the $105.9 million inventories balance at September 30, 2005, and a decrease of $10.7 million or 10.0% below the $107.5 million inventories balance at March 31, 2005. During the first six months of fiscal 2006, we used our cash provided by operations primarily to pay for capital expenditures, and, to a lesser extent, to increase our short-term investments. During the first six months of fiscal 2005, we paid for our capital expenditures through the utilization of proceeds from sales of short-term investments, as well as utilizing a portion of our cash and cash equivalents.

For the first six months of fiscal 2006, we spent $8.0 million on capital expenditures, including $7.0 million for leasehold improvements, fixtures and equipment principally for new store facilities, as well as improvements to existing stores, and $1.1 million for our distribution and corporate facilities and information systems. This compares to $11.9 million in capital expenditures for the first six months of fiscal 2005, of which $9.3 million was spent for new store facilities and improvements to existing stores and retail locations, and $2.6 million for our distribution and corporate facilities and information systems. The decrease in capital expenditures was primarily due to decreased expenditures for new stores and decreased expenditures for distribution facilities and information systems compared to last year.

On October 15, 2004, we entered into a new five-year $60.0 million senior secured revolving credit facility (the “Credit Facility”). The Credit Facility will mature on October 15, 2009. There are no financial covenant requirements under the Credit Facility unless either (i) Excess Availability (as defined in the agreement) falls below $10 million, or (ii) average Financial Covenant Adjusted Availability (as defined in the agreement) for any calendar month is less than $15 million. If either of the events in items (i) or (ii) above occurs, we would be required to meet a certain minimum fixed charge coverage ratio (which increases from 1.00x during the first two years of the Credit Facility to 1.10x during the fifth year of the Credit Facility). During the first six months of fiscal 2006 and the first six months of fiscal 2005, we exceeded the requirements for Excess Availability and average Financial Covenant Adjusted Availability.

As of March 31, 2006, outstanding borrowings under the Credit Facility consisted of no direct borrowings and $9.2 million in letters of credit, with available borrowings of $50.8 million. Our average level of direct borrowings under our credit facility was $0.7 million for the first six months of fiscal 2006, compared to average direct borrowings of $2.6 million during the first six months of fiscal 2005. We may have borrowings under our Credit Facility during certain periods in the future, reflecting seasonal and other timing variations in cash flow.

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

Our significant accounting policies are described in Note 2 of “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended September 30, 2005. We believe that the following discussion addresses our critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. If actual results were to differ significantly from estimates made, future reported results could be materially affected. However, we are not currently aware of any reasonably likely events or circumstances that would result in materially different results.

Our senior management has reviewed these critical accounting policies and estimates and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations with the Audit Committee of our Board of Directors.

Inventories. We value our inventories, which consist primarily of maternity apparel, at the lower of cost or market. Cost is determined on the first-in, first-out method (FIFO) and includes the cost of merchandise, freight, duty and broker fees. A periodic review of inventory quantities on hand is performed in order to determine if inventory is properly valued at the lower of cost or market. Factors related to current inventories such as future consumer demand and fashion trends, current aging, current analysis of merchandise based on receipt date, current and anticipated retail markdowns or wholesale discounts, and class or type of inventory are analyzed to determine estimated net realizable values. Criteria utilized by us to quantify aging trends include factors such as the amount of merchandise received within the past twelve months, merchandise received more than one year before with quantities on-hand in excess of 12 months of sales, and merchandise currently selling below cost. A provision is recorded to reduce the cost of inventories to its estimated net realizable value, if required. Inventories as of March 31, 2006 and September 30, 2005 totaled $96.8 million and $105.9 million, respectively, representing approximately 34.4% and 38.7% of total assets, respectively. Given the significance of inventories to our consolidated financial statements, the determination of net realizable values is considered to be a critical accounting estimate. Any significant unanticipated changes in the factors noted above could have a significant impact on the value of our inventories and our reported operating results.

Long-Lived Assets. Our long-lived assets consist principally of store leasehold improvements (included in the “Property, plant and equipment, net” line item in our consolidated balance sheets) and, to a much lesser extent, lease acquisition costs (included in the “Other intangible assets, net” line item in our consolidated balance sheets). These long-lived assets are recorded at cost and are amortized using the straight-line method over the shorter of the lease term or their useful life. Net long-lived assets as of March 31, 2006 and September 30, 2005 totaled $75.6 million and $77.1 million, respectively, representing approximately 26.9% and 28.2% of total assets, respectively.

In assessing potential impairment of these assets, we periodically evaluate the historical and forecasted operating results and cash flows on a store-by-store basis. Newly opened stores may take time to generate positive operating and cash flow results. Factors such as (i) store type, that is, company store or leased department, (ii) store concept, that is, Motherhood Maternity®, Mimi Maternity, A Pea in the Pod or Destination Maternity, (iii) store location, for example, urban area versus suburb, (iv) current marketplace awareness of our brands, (v) local customer demographic data, (vi) anchor stores within the mall in which our store is located and (vii) current fashion trends are all considered in determining the time frame required for a store to achieve positive financial results, which is assumed to be within two years from the date a store location is opened. If economic conditions are substantially different from our expectations, the carrying value of certain of our long-lived assets may become impaired.  As a result of our impairment assessment, we recorded write-downs of long-lived assets of $1.9 million for the first six months of fiscal 2006, and $1.3 million for the first six months of fiscal 2005.

Goodwill.  The purchase method of accounting for business combinations requires the use of estimates and judgments to allocate the purchase price paid for acquisitions to the net tangible and identifiable intangible assets. Goodwill represents the excess of the aggregate purchase price over the fair value of net assets acquired in business combinations and is separately disclosed in our consolidated balance sheets. As of both March 31, 2006 and September 30, 2005, goodwill totaled $50.4 million, representing 17.9% and 18.4% of total assets, respectively. In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 142 requires that goodwill no longer be amortized, but instead be tested for impairment at least annually or as impairment indicators arise. Prior to our adoption of SFAS No. 142 on October 1, 2001, goodwill was amortized using the straight-line method over a period of 20 years.

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

As of September 30, 2005, our book value was $12.02 per share of outstanding common stock and the closing trading price of our common stock was $10.00 per share. As part of the Company’s impairment analysis as of September 30, 2005, an outside independent valuation was obtained that indicated that the fair value of the Company’s single reporting unit exceeded the carrying value. If the per share fair value of our single reporting unit had been less than the book value per share on September 30, 2005, our goodwill would likely have become impaired. As of March 31, 2006, our book value was $12.31 per share of outstanding common stock and the closing trading price of our common stock was $24.02 per share.

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

The temporary differences between the book and tax treatment of income and expenses result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income. As of September 30, 2005, we determined that the deferred tax assets should reflect the state tax benefits for several of the states in which we are operating. This determination was made in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.”  Actual results could differ from our assessments if adequate taxable income is not generated in future periods. Net deferred tax assets as of March 31, 2006 and September 30, 2005 totaled $19.6 million and $19.3 million, respectively, representing approximately 7.0% and 7.1% of total assets, respectively. To the extent we believe that recovery is not more likely than not, we must establish a valuation allowance. To the extent we establish a valuation allowance or change the allowance in a future period, income tax expense will be impacted.

Accounting for Contingencies.  From time to time, we are named as a defendant in legal actions arising from our normal business activities. We account for contingencies such as these in accordance with SFAS No. 5, “Accounting for Contingencies.”  SFAS No. 5 requires us to record an estimated loss contingency when information available prior to the issuance of our financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. An interpretation of SFAS No. 5 further states that when there is a range of loss and no amount within that range is a better estimate than any other, then the minimum amount of the range shall be accrued. Accounting for contingencies arising from contractual or legal proceedings requires management, after consultation with outside legal counsel, to use its best judgment when estimating an accrual related to such contingencies. As additional information becomes known, our accrual for a loss contingency could fluctuate, thereby creating variability in our results of operations from period to period. Likewise, an actual loss arising from a loss contingency which significantly exceeds the amount accrued for in our financial statements could have a material adverse impact on our operating results for the period in which such actual loss becomes known.

Recent Accounting Pronouncements

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

Forward-Looking Statements

Some of the information in this report, including information incorporated by reference, if applicable, (as well as information included in oral statements or other written statements made or to be made by us), contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements involve a number of risks and uncertainties. A number of factors could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, but are not limited to: the success of our new business initiatives, future sales trends in our existing store base, changes in consumer spending patterns, raw material price increases, consumer preferences and overall economic conditions, the impact of competition and pricing, availability of suitable store locations, continued availability of capital and financing, ability to hire and develop senior management and sales associates, ability to develop and source merchandise, ability to receive production from foreign sources on a timely basis, potential stock repurchases, potential debt repurchases, war or acts of terrorism and other factors referenced in our Annual Report on Form 10-K, including those set forth under the caption “Risk Factors.”

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

As of March 31, 2006, the principal components of our debt portfolio were the $125.0 million of Senior Notes and the $60.0 million Credit Facility, both of which are denominated in U.S. dollars.  The fair value of the debt portfolio is referred to as the “debt value.”  The Senior Notes bear interest at a fixed rated of 11¼%.  Although a change in market interest rates would not affect the interest incurred or cash flow related to this fixed rate portion of the debt portfolio, the debt value would be affected.

Our Credit Facility carries a variable interest rate that is tied to market indices.  As of March 31, 2006, we had no direct borrowings and $9.2 million of letters of credit outstanding under our Credit Facility.  Borrowings under the Credit Facility would have borne interest at a rate between approximately 6.1% and 7.8% per annum as of March 31, 2006.  Any future borrowings under the Credit Facility would, to the extent of outstanding borrowings, be affected by changes in market interest rates. A change in market interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the debt value of the financial instrument.

The sensitivity analysis as it relates to the fixed rate portion of our debt portfolio assumes an instantaneous 100 basis point move in interest rates from their levels as of March 31, 2006, with all other variables held constant.  A 100 basis point increase in market interest rates would result in a decrease in the value of the debt by approximately $4.2 million as of March 31, 2006.  A 100 basis point decline in market interest rates would cause the debt value to increase by approximately $4.3 million as of March 31, 2006.

Based on the variable rate debt included in our debt portfolio as of March 31, 2006, a 100 basis point increase in interest rates would result in additional interest incurred for the year of less than $0.1 million. A 100 basis point decrease in interest rates would correspondingly lower our interest expense for the year by less than $0.1 million.

Other than as described above, we do not believe that the market risk exposure on other financial instruments is material.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to our management on a timely basis to allow decisions regarding required disclosure. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2006. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2006, these controls and procedures were effective.

Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the fiscal quarter ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On January 12, 2005, a purported class action was filed against the Company alleging that, under applicable federal and state law, certain former and current employees should have received overtime compensation. The plaintiffs in this case sought unspecified actual damages, penalties and attorneys’ fees. The Company engaged in efforts to resolve these claims and reached a settlement with the plaintiffs that received preliminary court approval in February 2006 and is currently being administered through a claims process.

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

Item 4. Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Stockholders held on January 20, 2006, the stockholders of the Company elected two directors of the Company, approved the adoption of the Company’s 2005 Equity Incentive Plan, and ratified the Audit Committee’s appointment of KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year ending September 30, 2006.

Mr. William A. Schwartz, Jr. and Mr. Stanley C. Tuttleman were elected to serve as directors at the meeting. The voting results were 3,397,032 shares for and 640,800 shares withheld for Mr. Schwartz and 3,458,590 shares for and 579,242 shares withheld for Mr. Tuttleman.  Dan W. Matthias, Rebecca C. Matthias, Elam M. Hitchner, III, Joseph A. Goldblum and David Schlessinger continue to serve their terms as directors.

The shareholders voted 2,154,444 shares for, 871,290 shares against, 1,363 shares abstained, and there were 1,010,735 broker non-votes for the adoption of the Company’s 2005 Equity Incentive Plan. The shareholders voted 4,008,492 shares for, 29,307 shares against, and 33 shares abstained for the ratification of the appointment of KPMG LLP.

Item 5. Other Information

(a)  Not applicable.

(b)  On December 13, 2005, the Board of Directors of Mothers Work, Inc. adopted the 2005 Equity Incentive Plan, subject to stockholder approval. The Plan was submitted to stockholders and was approved at the Company’s Annual Meeting of Stockholders held on January 20, 2006, and the Plan is being filed with this Form 10-Q as Exhibit 10.1.

On May 8, 2006, the Company and each of Dan and Rebecca Matthias entered into amendments to the Matthiases’ employment agreements. Pursuant to these amendments, the Matthiases agreed that any stock options that they receive under the terms of their employment agreements in respect of fiscal 2006 corporate and/or individual performance will not vest immediately. Instead, such options will vest one year after the date of grant (or earlier upon certain specified types of employment termination), provided that the optionee remains in continuous service with the Company through the vesting date.

Item 6. Exhibits

Exhibit No.	Description

10.1	2005 Equity Incentive Plan
*10.2

Amendment to Amended and Restated Employment Agreement dated as of December 29, 2005, between Mothers Work, Inc. and Dan W. Matthias (Exhibit 10.19 to the Company’s Current Report on Form 8-K dated December 29, 2005 (the “December 29, 2005 Form 8-K”)).

*10.3	Amendment to Amended and Restated Employment Agreement dated as of December 29, 2005, between Mothers Work, Inc. and Rebecca C. Matthias (Exhibit 10.20 to the December 29, 2005 Form 8-K).
10.4	Second Amendment to Amended and Restated Employment Agreement dated as of May 8, 2006, between Mothers Work, Inc. and Dan W. Matthias.
10.5	Second Amendment to Amended and Restated Employment Agreement dated as of May 8, 2006, between Mothers Work, Inc. and Rebecca C. Matthias.
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Executive Vice President-Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Executive Vice President-Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*  Incorporated by reference.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOTHERS WORK, INC.

Date: May 10, 2006	By:	/s/ DAN W. MATTHIAS
Dan W. Matthias
Chairman of the Board and Chief Executive Officer

Date: May 10, 2006	By:	/s/ EDWARD M. KRELL
Edward M. Krell
Executive Vice President— Chief Financial Officer