Form 10-Q
period 2006-06-30
MOTHERS WORK INC
filed 2006-08-09
CIK 896985

United States
Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

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

Common Stock, $.01 par value 5,453,731 shares outstanding as of August 3, 2006

MOTHERS WORK, INC. AND SUBSIDIARIES
INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

MOTHERS WORK, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	June 30, 2006	September 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$15,641	$3,037
Short-term investments	25,650	—
Trade receivables, net	10,200	7,681
Inventories	97,076	105,911
Deferred income taxes	6,015	6,015
Prepaid expenses and other current assets	3,354	4,816
Total current assets	157,936	127,460
Property, plant and equipment, net	72,673	76,173
Assets held for sale	700	925
Other assets:
Goodwill	50,389	50,389
Deferred financing costs, net of accumulated amortization of $2,331 and $1,855	3,224	3,697
Other intangible assets, net of accumulated amortization of $2,377 and $2,481	694	878
Deferred income taxes	13,897	13,261
Other non-current assets	529	534
Total other assets	68,733	68,759
Total assets	$300,042	$273,317

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit borrowings	$—	$—
Current portion of long-term debt	793	769
Accounts payable	22,278	19,900
Accrued expenses and other current liabilities	48,474	35,563
Total current liabilities	71,545	56,232
Long-term debt	127,729	128,087
Deferred rent and other non-current liabilities	24,613	25,670
Total liabilities	223,887	209,989

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, 2,000,000 shares authorized
Series A cumulative convertible preferred stock, $.01 par value; 41,000 shares authorized, none outstanding	—	—
Series B junior participating preferred stock, $.01 par value; 300,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value; 20,000,000 shares authorized, 5,385,921 and 5,268,535 shares issued and outstanding, respectively	54	53
Additional paid-in capital	66,286	63,164
Retained earnings	9,815	111
Total stockholders’ equity	76,155	63,328
Total liabilities and stockholders’ equity	$300,042	$273,317

The accompanying notes are an integral part of these Consolidated Financial Statements.

MOTHERS WORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Net sales	$163,883	$152,740	$459,919	$426,390
Cost of goods sold	74,023	71,373	217,853	206,055
Gross profit	89,860	81,367	242,066	220,335
Selling, general and administrative expenses	71,933	68,547	215,035	200,476
Operating income	17,927	12,820	27,031	19,859
Interest expense, net	3,541	3,779	11,120	11,391
Income before income taxes	14,386	9,041	15,911	8,468
Income tax provision	5,612	3,532	6,207	3,303
Net income	$8,774	$5,509	$9,704	$5,165

Income per share—Basic	$1.64	$1.05	$1.83	$0.99
Average shares outstanding—Basic	5,334	5,253	5,298	5,235
Income per share—Diluted	$1.54	$1.03	$1.77	$0.96
Average shares outstanding—Diluted	5,684	5,372	5,496	5,373

The accompanying notes are an integral part of these Consolidated Financial Statements.

MOTHERS WORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended June 30,
	2006	2005
Cash Flows from Operating Activities
Net income	$9,704	$5,165
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,879	11,543
Stock-based compensation expense	1,706	—
Loss on impairment of long-lived assets	2,345	1,773
(Gain) loss on disposal of assets	(45)	673
Accretion of discount on senior notes	139	123
Deferred income tax benefit	(636)	(332)
Tax benefit of stock option exercises	—	100
Amortization of deferred financing costs	476	427
Changes in assets and liabilities:
Decrease (increase) in —
Trade receivables	(2,519)	(2,089)
Inventories	8,835	(19,015)
Prepaid expenses and other assets	1,467	2,665
Increase (decrease) in —
Accounts payable, accrued expenses and other current liabilities	13,912	8,224
Deferred rent and other non-current liabilities	(1,311)	(372)
Net cash provided by operating activities	45,952	8,885

Cash Flows from Investing Activities
Purchase of short-term investments	(69,655)	(7,000)
Proceeds from sale of short-term investments	44,005	13,400
Capital expenditures	(10,811)	(15,281)
Proceeds from sale of assets held for sale	225	—
Purchase of intangible assets	(11)	(162)
Net cash used in investing activities	(36,247)	(9,043)

Cash Flows from Financing Activities
Increase in cash overdraft	1,167	1,364
Repayment of long-term debt	(473)	(383)
Payout of redeemed Series A Preferred Stock	—	(373)
Deferred financing costs	(3)	(621)
Proceeds from exercise of stock options	1,598	412
Excess tax benefit from exercise of stock options	610	—
Net cash provided by financing activities	2,899	399
Net Increase in Cash and Cash Equivalents	12,604	241
Cash and Cash Equivalents, Beginning of Period	3,037	8,467
Cash and Cash Equivalents, End of Period	$15,641	$8,708

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$7,435	$7,345
Cash paid for income taxes	$1,110	$1,785
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Purchase of equipment under capital lease obligations	$—	$1,438

The accompanying notes are an integral part of these Consolidated Financial Statements.

MOTHERS WORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

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

The following table summarizes the Basic EPS and Diluted EPS calculation (in thousands, except per share amounts):

	Three Months Ended June 30, 2006			Three Months Ended June 30, 2005
	Net Income	Shares	EPS	Net Income	Shares	EPS
Basic EPS	$8,774	5,334	$1.64	$5,509	5,253	$1.05
Incremental shares from the assumed exercise of outstanding stock options and warrants	—	350	(0.10)	—	119	(0.02)

Diluted EPS	$8,774	5,684	$1.54	$5,509	5,372	$1.03

	Nine Months Ended June 30, 2006			Nine Months Ended June 30, 2005
	Net Income	Shares	EPS	Net Income	Shares	EPS
Basic EPS	$9,704	5,298	$1.83	$5,165	5,235	$0.99
Incremental shares from the assumed exercise of outstanding stock options and warrants	—	198	(0.06)	—	138	(0.03)

Diluted EPS	$9,704	5,496	$1.77	$5,165	5,373	$0.96

For the three months ended June 30, 2006 and 2005, options and warrants to purchase 149,900 and 545,250 shares, respectively, were excluded from the calculation of Diluted EPS as their effect would have been antidilutive.  For the nine months ended June 30, 2006 and 2005, options and warrants to purchase 555,710 and 580,933 shares, respectively, were excluded from the calculation of Diluted EPS as their effect would have been antidilutive.  These options and warrants could potentially dilute EPS in the future.

3.              STOCK-BASED COMPENSATION

Effective October 1, 2005, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” using the modified prospective application method.  Prior to adopting SFAS No. 123(R), the Company followed the intrinsic value method of accounting for stock-based employee compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  On September 27, 2005, the Compensation Committee of the Company’s Board of Directors approved, and the Board ratified, the acceleration of the vesting of all outstanding stock options having exercise prices of $23.50 or more. Options to purchase 133,500 shares, having exercise prices ranging from $23.62 to $37.05 per share, were affected by the vesting acceleration.  The closing price of the Company’s common stock on September 26, 2005 (the trading day prior to the vesting acceleration) was $11.31 per share.  The primary purpose of this accelerated vesting program was to eliminate the compensation expense associated with these stock options that the Company would otherwise have been required to recognize in future financial statements pursuant to SFAS No. 123(R).  The amount of future compensation expense that was avoided in connection with this acceleration was approximately $1.3 million, net of tax.

The Company has three stock option plans: the Director Stock Option Plan (the “Director Plan”), the Amended and Restated 1987 Stock Option Plan (the “1987 Plan”) and the 2005 Equity Incentive Plan (the “2005 Plan”).  The Director Plan expired on December 31, 2004 and no further options may be granted under that plan.  Options issued under the Director Plan will remain outstanding until they have expired, been exercised or have otherwise terminated.  Under the 1987 Plan, as amended and restated, officers and certain employees, including outside directors, may be granted options to purchase the Company’s common stock with exercise prices as determined by the Compensation Committee of the Board of Directors that are no lower than the fair market value of the stock at the date of grant.  In February 2003, the stockholders of the Company approved an amendment to increase the number of shares of common stock available for issuance upon the exercise of options granted under the 1987 Plan and the Director Plan by 500,000, up to a total of 2,175,000 options which may be issued under the two plans (including up to a total of 200,000 options which were issuable under the Director Plan).  In January 2006, the stockholders of the Company approved the adoption of the 2005 Plan.  Under the 2005 Plan, employees, directors, consultants and other individuals who provide services to the Company, may be granted awards in the form of options, stock appreciation rights, restricted stock or restricted stock units.  Up to 500,000 shares of the Company’s common stock may be issued in respect of awards under the 2005 Plan, and awards of options to purchase the Company’s common stock will have exercise prices as determined by the Compensation Committee of the Board of Directors that are no lower than the fair market value of the stock at the date of grant.

Effective October 1, 2004, each outside director is granted 5,000 fully vested options on an annual basis, with an exercise price equal to the fair market value of the stock on the grant date. No options have been granted by the Company with an exercise price less than the fair market value of the Company’s common stock on the date of grant for any of the periods presented.  The majority of the options issued under the plans vest ratably over a five-year period, although some options vest immediately, and options issued under the plans generally expire ten years from the date of grant.  The Company issues new shares upon exercise of vested options.  As of June 30, 2006, there were 562,967 options available for grant under the plans.

For the three months and nine months ended June 30, 2006, the Company recognized stock-based employee compensation expense of $895,000 and $1,706,000, less related income tax benefits of $349,000 and $665,000, under the provisions of SFAS No. 123(R).  For the three months and nine months ended June 30, 2005, no compensation expense was recognized for stock option awards granted at fair market value under the provisions of APB Opinion No. 25.  The following table illustrates the pro forma effect on net income and earnings per share if the Company had accounted for its stock option plans prior to October 1, 2005, using the fair value method of accounting under SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”:

(in thousands, except per share amounts):	Three Months Ended June 30, 2005	Nine Months Ended June 30, 2005
Net income, as reported	$5,509	$5,165
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all grants, net of tax	(270)	(1,436)
Pro forma net income	$5,239	$3,729

Basic EPS:
As reported	$1.05	$0.99
Pro forma net income	$1.00	$0.71

Diluted EPS:
As reported	$1.03	$0.96
Pro forma net income	$0.98	$0.69

Stock option activity for all plans was as follows:

	Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
	(in thousands)		(years)	(in thousands)
Balance—September 30, 2005	1,230	$14.50
Granted	273	13.71
Exercised	(117)	13.72
Forfeited	(32)	11.11
Expired	(80)	15.37
Balance—June 30, 2006	1,274	14.45	6.9	$26,323
Exercisable—June 30, 2006	809	$15.06	5.8	$16,262

As of June 30, 2006, $4,654,000 of total unrecognized compensation cost related to non-vested awards is expected to be recognized over a weighted-average period of 1.8 years.  During the three months ended June 30, 2006 and 2005, the total intrinsic value of options exercised was $943,000 and $61,000, respectively.  The total cash received from these option exercises was $1,168,000 and $151,000, respectively, and the actual tax benefit realized for the tax deductions from these option exercises was $368,000 and $20,000, respectively.  During the nine months ended June 30, 2006 and 2005, the total intrinsic value of options exercised was $1,564,000 and $322,000, respectively.  The total cash received from these option exercises was $1,598,000 and $412,000, respectively, and the actual tax benefit realized for the tax deductions from these option exercises was $610,000 and $100,000, respectively.  During the nine months ended June 30, 2005, options to purchase 27,270 shares of common stock with an aggregate exercise price of $307,000 were exercised by the option holders tendering 20,286 shares of the Company’s common stock, which were held by the option holders.

The weighted average fair value of the options granted during the three months ended June 30, 2006 and 2005 was estimated at $15.19 and $8.41 per share, respectively.  The weighted average fair value of the options granted during the nine months ended June 30, 2006 and 2005 was estimated at $8.21 and $8.78 per share, respectively.  The weighted average fair value was calculated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Dividend yield	None	None	None	None
Expected price volatility	55.7%	60.9%	57.7%	60.9%
Risk-free interest rates	5.0%	3.9%	4.5%	4.0%
Expected lives	6.5 years	8.0 years	6.4 years	8.0 years

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

4.                 INVENTORIES

Inventories were comprised of the following (in thousands):

	June 30, 2006	September 30, 2005
Finished goods	$89,099	$97,056
Work-in-progress	3,191	3,283
Raw materials	4,786	5,572
	$97,076	$105,911

5.                 ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities were comprised of the following (in thousands):

	June 30, 2006	September 30, 2005
Salaries, wages and employee benefits	$12,073	$8,846
Income taxes payable	5,357	1,161
Interest	5,977	2,483
Deferred rent	4,084	3,790
Sales taxes	2,142	2,456
Insurance	2,350	2,671
Rent	285	328
Audit and legal	3,270	3,400
Reserves recorded in the iMaternity acquisition (Note 6)	50	232
Remaining payout for redemption of Series A Preferred Stock	677	677
Accrued store construction costs	509	152
Gift certificates and store credits	3,861	3,233
Other	7,839	6,134
	$48,474	$35,563

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

During the nine months ended June 30, 2006 and 2005, the Company made payments of $182,000 and $518,000, respectively, for lease termination fees, severance and other exit costs in connection with the iMaternity acquisition exit/restructuring activities.  A summary of the remaining iMaternity acquisition exit/restructuring reserves is as follows (in thousands):

	June 30, 2006	September 30, 2005
Severance	$50	$200
Exit and other costs	—	32
	$50	$232

The balance of the severance reserve reflects a non-compete and severance arrangement that is payable ratably on a monthly basis through September 30, 2006.

7.              NEW ACCOUNTING PRONOUNCEMENTS

SFAS No. 154

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections.”  SFAS No.154 provides guidance on the accounting for and reporting of accounting changes and error corrections.  This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  Early adoption is permitted.  The Company expects to adopt SFAS No. 154 effective as of October 1, 2006.

FASB Interpretation No. 48

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.”  FASB Interpretation No. 48 provides guidance for the recognition and measurement of uncertain tax positions in an enterprise’s financial statements.  Recognition involves a determination of whether it is more likely than not that a tax position will be sustained upon examination with the presumption that the tax position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information.  This interpretation is effective for fiscal years beginning after December 15, 2006.  Early adoption is permitted if the enterprise has not issued financial statements, including interim financial statements, in the period of adoption.  The impact from adoption of FASB Interpretation No. 48, if any, on the Company’s consolidated financial position or results of operations has not yet been determined.

EITF Issue 06-3

In June 2006, the Emerging Issues Task Force (“EITF”) issued EITF Issue 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).”  EITF Issue 06-3 provides guidance related to the presentation in financial statements of any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer, including, but not limited to, sales, use, value added, and some excise taxes.  The EITF concluded that the presentation of taxes within the scope of EITF Issue 06-3 on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should disclosed.  In addition, the aggregate amount of any such taxes that are reported on a gross basis should be disclosed in interim and annual financial statements.  The guidance in EITF Issue 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006.  The Company presently reports taxes within the scope of EITF Issue 06-3 on a net basis and adoption is not expected to have an impact on the consolidated financial statements.

8.              GUARANTOR SUBSIDIARIES

Pursuant to the terms of the indenture relating to the Senior Notes, each of the domestic subsidiaries of Mothers Work, Inc. (the “Guarantor Subsidiaries”) has jointly and severally provided an unconditional guarantee of the obligations of Mothers Work with respect to the Senior Notes.  There are no restrictions on any of the assets of the Guarantor Subsidiaries which would limit their ability to transfer funds to Mothers Work in the form of loans, advances or cash dividends, except as provided by applicable law.  None of the Company’s foreign subsidiaries (the “Non-Guarantor Subsidiaries”) have guaranteed the Senior Notes.  The condensed consolidating financial information for the parent company, the Guarantor Subsidiaries, and the Non-Guarantor Subsidiaries as of and for the nine months ended June 30, 2006 as presented below has been prepared from the books and records maintained by the Guarantor Subsidiaries and the Company.  The condensed financial information may not necessarily be indicative of the results of operations or financial position had the Guarantor Subsidiaries operated as independent entities.  Certain intercompany revenues and expenses included in the subsidiary records are eliminated in consolidation.   As a result of this activity, an amount due to/due from the parent company will exist at any time.

Mothers Work, Inc.
Condensed Consolidating Balance Sheet
June 30, 2006
(in thousands)
(unaudited)

	Mothers Work (Parent Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries (Foreign Operations)	Consolidating Eliminations	Mothers Work Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$14,012	$53	$1,576	$—	$15,641
Short-term investments	25,650	—	—	—	25,650
Trade receivables, net	10,200	—	—	—	10,200
Inventories	94,425	—	2,651	—	97,076
Deferred income taxes	6,015	—	—	—	6,015
Prepaid expenses and other current assets	3,246	1	107	—	3,354
Total current assets	153,548	54	4,334	—	157,936
Property, plant and equipment, net	70,319	—	2,354	—	72,673
Assets held for sale	—	—	700	—	700
Other assets	68,601	—	132	—	68,733
Investments in and advances to (from) affiliates	(7,801)	275,443	(4,057)	(263,585)	—
Total assets	$284,667	$275,497	$3,463	$(263,585)	$300,042

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit borrowings	$—	$—	$—	$—	$—
Current portion of long-term debt	793	—	—	—	793
Accounts payable	22,278	—	—	—	22,278
Accrued expenses and other current liabilities	34,158	13,922	394	—	48,474
Total current liabilities	57,229	13,922	394	—	71,545
Long-term debt	127,729	—	—	—	127,729
Deferred rent and other non-current liabilities	23,554	—	1,059	—	24,613
Total liabilities	208,512	13,922	1,453	—	223,887

Total stockholders’ equity	76,155	261,575	2,010	(263,585)	76,155

Total liabilities and stockholders’ equity	$284,667	$275,497	$3,463	$(263,585)	$300,042

Mothers Work, Inc.
Consolidating Statement of Operations
For the Nine Months Ended June 30, 2006
(in thousands)
(unaudited)

	Mothers Work (Parent Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries (Foreign Companies)	Consolidating Eliminations	Mothers Work Consolidated
Net sales	$446,771	$23,675	$13,148	$(23,675)	$459,919
Cost of goods sold	212,245	—	5,608	—	217,853
Gross profit	234,526	23,675	7,540	(23,675)	242,066
Selling, general and administrative expenses	232,273	288	6,149	(23,675)	215,035
Operating income	2,253	23,387	1,391	—	27,031
Interest income (expense), net	(26,107)	14,987	—	—	(11,120)
Equity in earnings of subsidiaries	39,765	—	—	(39,765)	—
Income before income taxes	15,911	38,374	1,391	(39,765)	15,911
Income tax provision	6,207	13,431	542	(13,973)	6,207
Net income	$9,704	$24,943	$849	$(25,792)	$9,704

Mothers Work, Inc.
Consolidating Cash Flow Statement
For the Nine Months Ended June 30, 2006
(in thousands)
(unaudited)

	Mothers Work (Parent Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries (Foreign Companies)	Consolidating Eliminations	Mothers Work Consolidated
Cash Flows from Operating Activities:
Net income	$9,704	$24,943	$849	$(25,792)	$9,704
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,531	—	348	—	11,879
Stock-based compensation expense	1,706	—	—	—	1,706
Loss on impairment of long-lived assets	2,271	—	74	—	2,345
Gain on disposal of assets	(50)	—	5	—	(45)
Accretion of discount on senior notes	139	—	—	—	139
Deferred income tax benefit	(636)	—	—	—	(636)
Amortization of deferred financing costs	476	—	—	—	476
Changes in assets and liabilities:
Decrease (increase) in—
Trade receivables	(2,596)	—	77	—	(2,519)
Inventories	8,811	—	24	—	8,835
Prepaid expenses and other assets	1,571	3	(107)	—	1,467
Investments in and advances to (from) affiliates	1,487	(27,368)	89	25,792	—
Increase (decrease) in—
Accounts payable, accrued expenses and other current liabilities	11,378	2,438	96	—	13,912
Deferred rent and other non-current liabilities	(1,369)	—	58	—	(1,311)
Net cash provided by operating activities	44,423	16	1,513	—	45,952
Cash Flows from Investing Activities:
Purchase of short-term investments	(69,655)	—	—	—	(69,655)
Proceeds from sale of short-term investments	44,005	—	—	—	44,005
Capital expenditures	(10,559)	—	(252)	—	(10,811)
Proceeds from sale of assets held for sale	—	—	225	—	225
Purchase of intangible assets	(2)	—	(9)	—	(11)
Net cash used in investing activities	(36,211)	—	(36)	—	(36,247)
Cash Flows from Financing Activities:
Increase in cash overdraft	1,167	—	—	—	1,167
Repayment of long-term debt	(473)	—	—	—	(473)
Deferred financing costs	(3)	—	—	—	(3)
Proceeds from exercise of stock options	1,598	—	—	—	1,598
Excess tax benefit of stock option exercises	610	—	—	—	610
Net cash provided by financing activities	2,899	—	—	—	2,899
Net Increase in Cash and Cash Equivalents	11,111	16	1,477	—	12,604
Cash and Cash Equivalents, Beginning of Period	2,901	37	99	—	3,037
Cash and Cash Equivalents, End of Period	$14,012	$53	$1,576	$—	$15,641

9.                 COMMITMENTS AND CONTINGENCIES

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

Geographic Information.  Information concerning the Company’s operations by geographic area is as follows (in thousands):

	Three Months Ended, June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Net Sales to Unaffiliated Customers
United States	$158,293	$148,341	$446,771	$416,183
Canada	$5,590	$4,399	$13,148	$10,207

	June 30, 2006	September 30, 2005
Long-Lived Assets
United States	$70,881	$74,393
Canada	$2,486	$2,658
Costa Rica	$700	$925

Major Customers.  For the periods presented, the Company did not have any one customer who represented more than 10% of its net sales.

11.          INTEREST EXPENSE, NET

Interest expense, net is comprised of the following (in thousands):

	Three Months Ended, June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Interest expense	$3,841	$3,792	$11,580	$11,445
Interest income	(300)	(13)	(460)	(54)
Interest expense, net	$3,541	$3,779	$11,120	$11,391

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following tables set forth certain operating data as a percentage of net sales and as a percentage change for the three and nine months ended June 30:

	% of Net Sales (1)				% Period to Period Increase (Decrease)
	Three Months Ended June 30,		Nine Months Ended June 30,		Three Months Ended June 30,	Nine Months Ended June 30,
	2006	2005	2006	2005	2006 vs. 2005	2006 vs. 2005
Net sales	100.0%	100.0%	100.0%	100.0%	7.3%	7.9%
Cost of goods sold (2)	45.2	46.7	47.4	48.3	3.7	5.7
Gross profit	54.8	53.3	52.6	51.7	10.4	9.9
Selling, general and administrative expenses (3)	43.9	44.9	46.8	47.0	4.9	7.3
Operating income	10.9	8.4	5.9	4.7	39.8	36.1
Interest expense, net	2.2	2.5	2.4	2.7	(6.3)	(2.4)
Income before income taxes	8.8	5.9	3.5	2.0	59.1	87.9
Income tax provision	3.4	2.3	1.3	0.8	58.9	87.9
Net income	5.4%	3.6%	2.1%	1.2%	59.3	87.9

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

The following table sets forth certain information concerning the number of our stores and leased departments for the periods indicated:

	Three Months Ended
	June 30, 2006			June 30, 2005
Retail Locations	Stores	Leased Departments	Total Retail Locations	Stores	Leased Departments	Total Retail Locations
Beginning of period	831	728	1,559	869	728	1,597
Opened	1	3	4	5	10	15
Closed	(17)	(6)	(23)	(17)	(2)	(19)
End of period	815	725	1,540	857	736	1,593

	Nine Months Ended
	June 30, 2006			June 30, 2005
Retail Locations	Stores	Leased Departments	Total Retail Locations	Stores	Leased Departments	Total Retail Locations
Beginning of period	852	739	1,591	883	232	1,115
Opened	12	15	27	25	508	533
Closed	(49)	(29)	(78)	(51)	(4)	(55)
End of period	815	725	1,540	857	736	1,593

Our fiscal year ends on September 30.  All references in this discussion to our fiscal years refer to the fiscal year ended on September 30 in the year mentioned.  For example, our “fiscal 2006” will end on September 30, 2006.

Three Months Ended June 30, 2006 and 2005

Net Sales.  Our net sales for the third quarter of fiscal 2006 increased by 7.3%, or approximately $11.2 million, to $163.9 million from $152.7 million for the third quarter of fiscal 2005. Net sales increased primarily due to our comparable store sales increase and, to a lesser extent, due to sales increases realized from our internet sales, our licensed arrangement with Kohl’s®, and our marketing partnerships.  Comparable store sales increased by 6.4% during the third quarter of fiscal 2006, based on 1,472 retail locations, versus a comparable store sales decrease of 1.9% during the third quarter of fiscal 2005, based on 978 retail locations.

As of June 30, 2006, we operated a total of 815 stores and 1,540 total retail locations, compared to 857 stores and 1,593 total retail locations as of June 30, 2005.  In addition, our Oh Baby! by Motherhood™ collection is available at Kohl’s stores throughout the United States.  As of June 30, 2006, our store total included 49 multi-brand stores, including 11 Destination Maternity™ superstores, with the remaining multi-brand stores under the Mimi Maternity® brand.  In comparison, as of June 30, 2005, we operated 46 multi-brand stores, including eight Destination Maternity superstores.  These multi-brand store figures exclude our A Pea in the Pod® stores, which have traditionally carried a full line of both A Pea in the Pod and Mimi Maternity branded merchandise.  During the third quarter of fiscal 2006, we opened one store and closed 17 stores, with one of these store closings related to a prior period multi-brand store opening.

Gross Profit.  Our gross profit for the third quarter of fiscal 2006 increased by 10.4%, or $8.5 million, to $89.9 million from $81.4 million for the third quarter of fiscal 2005, reflecting the increase in net sales and an increase in gross margin.  Gross profit as a percentage of net sales (gross margin) for the third quarter of fiscal 2006 was 54.8% compared to 53.3% for the third quarter of fiscal 2005.  The increase in gross margin of approximately 1.5 percentage points compared to the prior year resulted primarily from a higher maintained gross margin in our own stores, largely due to lower overall markdowns compared to last year.

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses for the third quarter of fiscal 2006 increased by 4.9%, or $3.4 million, to $71.9 million from $68.5 million for the third quarter of fiscal 2005.  This increase in expense for the quarter resulted primarily from increases in accrued incentive compensation expense related to improvements in our operating performance compared to fiscal 2005, and stock-based compensation expense.  As a percentage of net sales, selling, general and administrative expenses decreased to 43.9% for fiscal 2006 compared to 44.9% for fiscal 2005.  This decrease in the expense percentage for the quarter resulted primarily from the favorable expense leverage created by our comparable store sales increase, partially offset by higher variable incentive compensation expense and stock option expense.  We incurred charges relating to store closings of $0.2 million for fiscal 2006 as compared to $0.7 million for fiscal 2005 (primarily lease termination fees).  We incurred $0.9 million of non-cash expenses related to stock-based compensation expense, including $0.8 million in selling, general and administrative expense, in the third quarter of fiscal 2006 versus none in the third quarter of fiscal 2005, since we adopted the provisions of SFAS No. 123(R) as of the beginning of fiscal 2006.  We also incurred impairment charges for write-downs of store long-lived assets of $0.5 million for fiscal 2006, as compared to $0.4 million for fiscal 2005.

Operating Income.  Our operating income for the third quarter of fiscal 2006 increased by 39.8%, or $5.1 million, to $17.9 million from $12.8 million for the third quarter of fiscal 2005, due to increased sales volume and gross profit, which more than offset the impact of higher selling, general and administrative expenses.  Operating income as a percentage of net sales (operating income margin) for the third quarter of fiscal 2006 increased to 10.9% from 8.4% for the third quarter of fiscal 2005.  Excluding non-cash stock-based compensation expense, our operating income for the third quarter of fiscal 2006 was $18.8 million, which represents an 11.5% adjusted operating income margin.  We were not required to recognize and, therefore, did not recognize any non-cash stock-based compensation expense in fiscal 2005.  The increase in operating income margin was due to our increased gross margin and our lower operating expense ratio.

Interest Expense, Net.  Our net interest expense for the third quarter of fiscal 2006 decreased by 6.3%, or approximately $0.3 million, to $3.5 million from $3.8 million for the third quarter of fiscal 2005, primarily due to our increased balance of cash and short-term investments and the resulting increased interest income.  During the third quarter of fiscal 2006, we had no direct borrowings under our credit facility.  During the third quarter of fiscal 2005, our average level of direct borrowings under our credit facility was $1.2 million.

Income Tax Provision. Our effective tax rate was a provision of 39.0% for the third quarter of fiscal 2006 and 39.1% for the third quarter of fiscal 2005.  We expect our effective tax rate for the full year fiscal 2006 to be approximately

39%.

Net Income.  Net income for the third quarter of fiscal 2006 was $8.8 million, or $1.54 per share (diluted), compared to net income of $5.5 million, or $1.03 per share (diluted), for the third quarter of fiscal 2005, representing increases versus last year of 59.3% in net income and 49.5% in diluted earnings per share.  Excluding non-cash stock-based compensation expense, net income for the third quarter of fiscal 2006 was $9.3 million, or $1.64 per share (diluted).  We were not required to recognize and, therefore, did not recognize any non-cash stock-based compensation expense in the third quarter of fiscal 2005.

Our average diluted shares outstanding of 5,684,000 for the third quarter of fiscal 2006 was 5.8% higher than the 5,372,000 average diluted shares outstanding for the third quarter of fiscal 2005.  The increase in average diluted shares outstanding reflects the higher dilutive impact of outstanding stock options in fiscal 2006 compared to fiscal 2005, as well as higher shares outstanding in fiscal 2006 compared to fiscal 2005.

Nine Months Ended June 30, 2006 and 2005

Net Sales.  Our net sales for the first nine months of fiscal 2006 increased by 7.9%, or $33.5 million, to $459.9 million from $426.4 million for the first nine months of fiscal 2005.  Net sales increased primarily due to our increased comparable store sales, sales from the expansion of our Two Hearts™ Maternity collection to additional Sears® locations during late March 2005 and, to a lesser extent, sales increases realized from our internet sales, our licensed arrangement with Kohl’s, and our marketing partnerships.  Comparable store sales increased by 3.7% during fiscal 2006, based on 959 retail locations, versus a comparable store sales decrease of 3.1% during fiscal 2005, based on 846 retail locations.

Gross Profit.  Our gross profit for the first nine months of fiscal 2006 increased by 9.9%, or approximately $21.8 million, to $242.1 million from $220.3 million for the first nine months of fiscal 2005, reflecting the increase in net sales and an increase in gross margin.  Gross margin for the first nine months of fiscal 2006 was 52.6% compared to 51.7% for the first nine months of fiscal 2005.  The increase in gross margin of approximately 0.9 percentage points compared to the prior year resulted from a higher maintained gross margin in our own stores, largely due to lower overall markdowns compared to last year.

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses for the first nine months of fiscal 2006 increased by 7.3%, or approximately $14.5 million, to $215.0 million from $200.5 million for the first nine months of fiscal 2005.  This increase in expense for the nine month period resulted primarily from increases in accrued incentive compensation expense related to improvements in our operating performance compared to fiscal 2005, rent and related expenses for our retail locations, employee wages and benefits for our retail locations, and stock-based compensation expense.  As a percentage of net sales, selling, general and administrative expenses was slightly lower at 46.8% for fiscal 2006 compared to 47.0% for fiscal 2005.  This slight decrease in the expense percentage for the nine-month period resulted primarily from the favorable expense leverage from our comparable store sales increase, the additional sales from our Sears and Kohl’s relationships for the nine-month period, and a continued sharp focus on expense control.  This favorable expense leverage offset increases as a percentage of net sales in accrued incentive compensation expense and stock-based compensation expense.  We incurred charges relating to store closings of $1.8 million for fiscal 2006 (primarily lease termination fees) as compared to $1.4 million for fiscal 2005.  The majority of the store closing charges for the first nine months of fiscal 2006 and fiscal 2005 were for stores closed in connection with multi-brand store openings.  We incurred impairment charges for write-downs of store long-lived assets of $2.3 million for fiscal 2006, as compared to $1.8 million for fiscal 2005.  We also incurred $1.7 million of non-cash expenses related to stock-based compensation expense, including $1.5 million in selling, general and administrative expense, in the first nine months of fiscal 2006 versus none in the first nine months of fiscal 2005, since we adopted the provisions of SFAS No. 123(R) as of the beginning of fiscal 2006.

Operating Income.  Our operating income for the first nine months of fiscal 2006 increased by 36.1%, or approximately $7.1 million, to $27.0 million from $19.9 million for the first nine months of fiscal 2005, due to increased sales volume and gross profit, which more than offset the impact of higher selling, general and administrative expenses.  Operating income as a percentage of net sales (operating income margin) for the first nine months of fiscal 2006 increased to 5.9% from 4.7% for the first nine months of fiscal 2005.  Excluding non-cash stock-based compensation expense, our operating income for the first nine months of fiscal 2006 was $28.7 million, which represents a 6.2% adjusted operating income margin.  We were not required to recognize and, therefore, did not recognize any non-cash stock-based compensation expense in fiscal 2005.  The increase in operating income margin was primarily due to our increased gross margin.

Interest Expense, Net.  Our net interest expense for the first nine months of fiscal 2006 of $11.1 million was slightly lower than the first nine months of fiscal 2005 figure of $11.4 million, due to our increased balance of cash and short-term investments and the resulting increased interest income.  During the first nine months of fiscal 2006, our average level of direct borrowings under our credit facility was $0.4 million, but we had no direct borrowings under our credit facility as of June 30, 2006.  During the first nine months of fiscal 2005, our average level of direct borrowings under our credit facility was $2.2 million.

Income Tax Provision. Our effective tax rate was a provision of 39.0% for the first nine months of fiscal 2006 and fiscal 2005.  We expect our effective tax rate for the full year fiscal 2006 to be approximately 39%.

Net Income.  Net income for the first nine months of fiscal 2006 was $9.7 million, or $1.77 per share (diluted), compared to net income of  $5.2 million, or $0.96 per share (diluted), for the first nine months of fiscal 2005, representing increases versus last year of 87.9% in net income and 84.4% in diluted earnings per share.  Excluding non-cash stock-based compensation expense, net income for the first nine months of fiscal 2006 was $10.7 million, or $1.95 per share (diluted).  We were not required to recognize and, therefore, did not recognize any non-cash stock-based compensation expense in the first nine months of fiscal 2005.

Our average diluted shares outstanding of 5,496,000 for the first nine months of fiscal 2006 was 2.3% higher than the 5,373,000 average diluted shares outstanding for the first nine months of fiscal 2005.  The increase in average diluted shares outstanding reflects the higher dilutive impact of outstanding stock options in fiscal 2006 compared to fiscal 2005, as well as higher shares outstanding in fiscal 2006 compared to fiscal 2005.

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

Cash and cash equivalents increased by $12.6 million during the first nine months of fiscal 2006 compared to an increase of $0.2 million for the first nine months of fiscal 2005.  Cash provided by operations of $46.0 million for the first nine months of fiscal 2006 increased by $37.1 million from $8.9 million provided for the first nine months of fiscal 2005.  This increase in cash provided by operations was primarily the result of cash generated by reducing inventories in the first nine months of fiscal 2006 compared to an increase in inventories during the first nine months of fiscal 2005.  Total inventories as of June 30, 2006 were $97.1 million, a decrease of $8.8 million or 8.3% below the $105.9 million inventories balance as of September 30, 2005, and a decrease of $14.7 million or 13.1% below the $111.8 million inventories balance at June 30, 2005.  During the first nine months of fiscal 2006, we used our cash provided by operations primarily to increase our short-term investments, increase our cash and cash equivalents, and pay for capital expenditures.  During the first nine months of fiscal 2005, we paid for our capital expenditures through cash provided from operations and the utilization of proceeds from sales of short-term investments.

On August 3, 2006, we announced that our Board of Directors has authorized the repurchase at this time of up to $10 million principal amount of our 11 1/4% Senior Notes.  The timing and extent to which we repurchase our Senior Notes will depend upon market conditions and other corporate considerations, and will be at our sole discretion.

For the first nine months of fiscal 2006, we spent $10.8 million on capital expenditures, including $9.0 million for leasehold improvements, fixtures and equipment principally for new store facilities, as well as improvements to existing stores, and $1.8 million for our distribution and corporate facilities and information systems.  This compares to $15.3 million in capital expenditures for the first nine months of fiscal 2005, of which $11.7 million was spent for new store facilities and improvements to existing stores and retail locations, and $3.5 million for our distribution and corporate facilities and information systems.  The decrease in capital expenditures was primarily due to decreased expenditures for new stores and decreased expenditures for distribution facilities and information systems compared to last year.

On October 15, 2004, we entered into a new five-year $60.0 million senior secured revolving credit facility (the “Credit Facility”).  The Credit Facility will mature on October 15, 2009.  There are no financial covenant requirements under the Credit Facility unless either (i) Excess Availability (as defined in the agreement) falls below $10 million, or (ii) average Financial Covenant Adjusted Availability (as defined in the agreement) for any calendar month is less than $15 million.  If either of the events in items (i) or (ii) above occurs, we would be required to meet a certain minimum fixed charge coverage ratio (which increases from 1.00x during the first two years of the Credit Facility to 1.10x during the fifth year of the Credit Facility).  During the first nine months of fiscal 2006 and the first nine months of fiscal 2005, we exceeded the requirements for Excess Availability and average Financial Covenant Adjusted Availability.

As of June 30, 2006, outstanding borrowings under the Credit Facility consisted of no direct borrowings and $9.0 million in letters of credit, with $51.0 million of availability under our credit line.  Our average level of direct borrowings under our credit facility was $0.4 million for the first nine months of fiscal 2006, compared to average direct borrowings of $2.2 million during the first nine months of fiscal 2005.

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

Inventories.  We value our inventories, which consist primarily of maternity apparel, at the lower of cost or market. Cost is determined on the first-in, first-out method (FIFO) and includes the cost of merchandise, freight, duty and broker fees. A periodic review of inventory quantities on hand is performed in order to determine if inventory is properly valued at the lower of cost or market. Factors related to current inventories such as future consumer demand and fashion trends, current aging, current analysis of merchandise based on receipt date, current and anticipated retail markdowns or wholesale discounts, and class or type of inventory are analyzed to determine estimated net realizable values.  Criteria utilized by us to quantify aging trends include factors such as the amount of merchandise received within the past twelve months, merchandise received more than one year before with quantities on-hand in excess of 12 months of sales, and merchandise currently selling below cost.  A provision is recorded to reduce the cost of inventories to its estimated net realizable value, if required.  Inventories as of June 30, 2006 and September 30, 2005 totaled $97.1 million and $105.9 million, respectively, representing approximately 32.4% and 38.7% of total assets, respectively.  Given the significance of inventories to our consolidated financial statements, the determination of net realizable values is considered to be a critical accounting estimate. Any significant unanticipated changes in the factors noted above could have a significant impact on the value of our inventories and our reported operating results.

Long-Lived Assets.  Our long-lived assets consist principally of store leasehold improvements (included in the “Property, plant and equipment, net” line item in our consolidated balance sheets) and, to a much lesser extent, lease acquisition costs (included in the “Other intangible assets, net” line item in our consolidated balance sheets).  These long-lived assets are recorded at cost and are amortized using the straight-line method over the shorter of the lease term or their useful life.  Net long-lived assets as of June 30, 2006 and September 30, 2005 totaled $73.4 million and $77.1 million, respectively, representing approximately 24.5% and 28.2% of total assets, respectively.

In assessing potential impairment of these assets, we periodically evaluate the historical and forecasted operating results and cash flows on a store-by-store basis. Newly opened stores may take time to generate positive operating and cash flow results.  Factors such as (i) store type, that is, company store or leased department, (ii) store concept, that is, Motherhood Maternity®, Mimi Maternity, A Pea in the Pod or Destination Maternity, (iii) store location, for example, urban area versus suburb, (iv) current marketplace awareness of our brands, (v) local customer demographic data, (vi) anchor stores within the mall in which our store is located and (vii) current fashion trends are all considered in determining the time frame required for a store to achieve positive financial results, which is assumed to be within two years from the date a store location is opened.  If economic conditions are substantially different from our expectations, the carrying value of certain of our long-lived assets may become impaired.  As a result of our impairment assessment, we recorded write-downs of long-lived assets of $2.3 million for the first nine months of fiscal 2006, and $1.8 million for the first nine months of fiscal 2005.

Goodwill.  The purchase method of accounting for business combinations requires the use of estimates and judgments to allocate the purchase price paid for acquisitions to the net tangible and identifiable intangible assets.  Goodwill represents the excess of the aggregate purchase price over the fair value of net assets acquired in business combinations and is separately disclosed in our consolidated balance sheets.  As of both June 30, 2006 and September 30, 2005, goodwill totaled $50.4 million, representing 16.8% and 18.4% of total assets, respectively.  In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 142 requires that goodwill be tested for impairment at least annually or as impairment indicators arise.

The impairment test requires us to compare the fair value of business reporting units to their carrying value, including assigned goodwill.  In assessing potential impairment of goodwill, we have determined that we have one reporting unit for purposes of applying SFAS No. 142 based on our reporting structure.  The fair value of our single reporting unit is determined based on the fair market value of our outstanding common stock on a control basis and, if necessary, an outside independent valuation is obtained to determine the fair value.  The carrying value of our single reporting unit, expressed on a per share basis, is represented by our book value per share of outstanding common stock.  The results of the annual impairment test performed as of September 30, 2005 indicated the fair value of the reporting unit exceeded its carrying value.  As of September 30, 2005, our book value was $12.02 per share of outstanding common stock and the closing trading price of our common stock was $10.00 per share.  As part of the Company’s impairment analysis as of September 30, 2005, an outside independent valuation was obtained that indicated that the fair value of the Company’s single reporting unit exceeded the carrying value.  If the per share fair value of our single reporting unit had been less than the book value per share on September 30, 2005, our goodwill would likely have become impaired.  As of June 30, 2006, our book value was $14.14 per share of outstanding common stock and the closing trading price of our common stock was $35.05 per share.

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

The temporary differences between the book and tax treatment of income and expenses result in deferred tax assets and liabilities, which are included within our consolidated balance sheets.  We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income.  As of September 30, 2005, we determined that the deferred tax assets should reflect the state tax benefits for several of the states in which we are operating.  This determination was made in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.”  Actual results could differ from our assessments if adequate taxable income is not generated in future periods.  Net deferred tax assets as of June 30, 2006 and September 30, 2005 totaled $19.9 million and $19.3 million, respectively, representing approximately 6.6% and 7.1% of total assets, respectively.  To the extent we believe that recovery is not more likely than not, we must establish a valuation allowance.  To the extent we establish a valuation allowance or change the allowance in a future period, income tax expense will be impacted.

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

Recent Accounting Pronouncements

SFAS No. 154

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards  No. 154 (“SFAS No. 154”), “Accounting Changes and Error Corrections.”  SFAS No.154 provides guidance on the accounting for and reporting of accounting changes and error corrections.  This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  Early adoption is permitted.  We expect to adopt SFAS No. 154 effective as of October 1, 2006.

FASB Interpretation No. 48

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” FASB Interpretation No. 48 provides guidance for the recognition and measurement of uncertain tax positions in an enterprise’s financial statements.  Recognition involves a determination of whether it is more likely than not that a tax position will be sustained upon examination with the presumption that the tax position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information.  This interpretation is effective for fiscal years beginning after December 15, 2006.  Early adoption is permitted if the enterprise has not issued financial statements, including interim financial statements, in the period of adoption.  The impact from adoption of FASB Interpretation No. 48, if any, on our consolidated financial position or results of operations has not yet been determined.

EITF Issue 06-3

In June 2006, the Emerging Issues Task Force (“EITF”) issued EITF Issue 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).”  EITF Issue 06-3 provides guidance related to the presentation in financial statements of any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer, including, but not limited to, sales, use, value added, and some excise taxes.  The EITF concluded that the presentation of taxes within the scope of EITF Issue 06-3 on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should disclosed.  In addition, the aggregate amount of any such taxes that are reported on a gross basis should be disclosed in interim and annual financial statements.  The guidance in EITF Issue 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006.  We presently report taxes within the scope of EITF Issue 06-3 on a net basis and adoption is not expected to have an impact on our consolidated financial statements.

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

As of June 30, 2006, we had cash, cash equivalents and short-term investments of $41.3 million, which include money market accounts and auction rate securities that bear interest at variable rates.  A change in market interest rates earned on the cash, cash equivalents and short-term investments impacts the interest income and cash flows, but does not impact the fair market value of the financial instruments.  Due to the average maturity and conservative nature of our investment portfolio, we believe a sudden change in interest rates would not have a material effect on the value of our investment portfolio.

As of June 30, 2006, the principal components of our debt portfolio were the $125.0 million of Senior Notes and the $60.0 million Credit Facility, both of which are denominated in U.S. dollars.  The fair value of the debt portfolio is referred to as the “debt value.”  The Senior Notes bear interest at a fixed rated of 11¼%.  Although a change in market interest rates would not affect the interest incurred or cash flow related to this fixed rate portion of the debt portfolio, the debt value would be affected.

Our Credit Facility carries a variable interest rate that is tied to market indices.  As of June 30, 2006, we had no direct borrowings and $9.0 million of letters of credit outstanding under our Credit Facility.  Borrowings under the Credit Facility would have borne interest at a rate between approximately 6.6% and 8.3% per annum as of June 30, 2006.  Any future borrowings under the Credit Facility would, to the extent of outstanding borrowings, be affected by changes in market interest rates.  A change in market interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the debt value of the financial instrument.

The sensitivity analysis as it relates to the fixed rate portion of our debt portfolio assumes an instantaneous 100 basis point move in interest rates from their levels as of June 30, 2006, with all other variables held constant.  A 100 basis point increase in market interest rates would result in a decrease in the value of the debt by approximately $4.0 million as of June 30, 2006.  A 100 basis point decline in market interest rates would cause the debt value to increase by approximately $4.1 million as of June 30, 2006.

Based on the variable rate debt included in our debt portfolio as of June 30, 2006, a 100 basis point increase in interest rates would result in additional interest incurred for the year of less than $0.1 million.  A 100 basis point decrease in interest rates would correspondingly lower our interest expense for the year by less than $0.1 million.

Other than as described above, we do not believe that the market risk exposure on other financial instruments is material.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to our management on a timely basis to allow decisions regarding required disclosure.  We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2006. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2006, these controls and procedures were effective.

Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the fiscal quarter ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

MOTHERS WORK, INC.

Date: August 9, 2006	By:	/s/ DAN W. MATTHIAS
Dan W. Matthias
Chairman of the Board and Chief Executive Officer

Date: August 9, 2006	By:	/s/ EDWARD M. KRELL
Edward M. Krell
Executive Vice President— Chief Financial Officer

INDEX OF EXHIBITS FILED WITH
FORM 10-Q OF MOTHERS WORK, INC.
FOR THE QUARTER ENDED JUNE 30, 2006

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Executive Vice President-Cheif Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Executive Vice President-Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.