Form 10-K
period 2006-09-30
MOTHERS WORK INC
filed 2006-12-14
CIK 896985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2006

or

☐                                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number 0-21196

Mothers Work, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	13-3045573
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
456 North Fifth Street, Philadelphia, PA	19123
(Address of principal executive offices)	(Zip Code)

(215) 873-2200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

Series B Junior Participating Preferred Stock Purchase Rights

(Title of class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                      Accelerated filer ☒                                       Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed using $24.02, the price at which the common equity was last sold as of March 31, 2006 (the last business day of the Registrant’s most recently completed second fiscal quarter), was approximately $112,000,000.

On December 11, 2006, there were 5,888,374 shares of the Registrant’s common stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Stockholders scheduled to be held on January 19, 2007 are incorporated by reference into Part III of this Form 10-K.

PART I.

Our fiscal year ends on September 30. All references in this report to our fiscal years refer to the fiscal year ended on September 30 in the year mentioned. For example, our “fiscal 2006” ended on September 30, 2006. Unless otherwise indicated, operating data referred to in this report is as of September 30, 2006. As used in this report, “retail locations” include our stores and leased departments and exclude locations where Kohl’s® sells our products under an exclusive product and license agreement.

Item 1.                        Business

Overview

We are the leading designer and retailer of maternity apparel in the United States and are the only nationwide chain of maternity specialty stores. We operate 1,541 retail locations, including 810 stores in all 50 states, Puerto Rico and Canada, and 731 leased departments located within department stores and baby specialty stores throughout the U.S. We are also the exclusive provider of maternity apparel to Kohl’s®, which operates approximately 749 stores throughout the U.S. We operate our 810 stores under four retail nameplates: Motherhood Maternity®, Mimi Maternity®, A Pea in the Pod® and Destination Maternity™. In addition to our 810 stores, we operate 731 maternity apparel departments, which we refer to as leased departments, within leading retailers such as Sears®, Macy’s® and Babies “R” Us®. We are the exclusive maternity apparel provider in each of our leased department relationships. We also sell merchandise on the Internet, primarily through DestinationMaternity.com and our various chain specific websites. We have achieved 9.2% compounded annual sales growth over the past five years, resulting in sales of $602.7 million for fiscal 2006.

We have a leading position across all major price points of maternity apparel through our five distinct merchandise brands, enabling us to reach a broad range of maternity customers. Through our 810 stores and certain of our leased departments, we offer maternity apparel under our three primary merchandise brands, Motherhood Maternity, or Motherhood, at value prices, Mimi Maternity, or Mimi, at contemporary prices and A Pea in the Pod, or Pea, at luxury prices. We also have two additional value-priced maternity apparel brands, our Two Hearts® Maternity collection and our Oh Baby! by Motherhood™ collection which we sell exclusively through Sears and Kohl’s, respectively, and are the exclusive maternity apparel offerings in these chains.

We believe that one of our key competitive advantages is our ability to fulfill, in a high-service store environment, all of an expectant and nursing mother’s clothing needs, including casual and career wear, formal attire, lingerie, sportswear and outerwear, in sizes that cover all trimesters of the maternity cycle. Our sophisticated vertically-integrated business model enables us to offer the broadest assortment of in-stock, fashionable maternity apparel. We design and contract for the production of approximately 90% of the merchandise we sell using sewing factories located throughout the world, predominantly outside of the U.S.

In fiscal 2003, we began to develop and introduce, on a limited basis, new multi-brand store concepts that offer merchandise from our Motherhood brand, Mimi brand and, sometimes, our Pea brand, in order to provide a broader product assortment at multiple price ranges to our customers and to increase average store sales and profitability. We continue to test, develop and expand our new multi-brand store concepts, which consist of two-brand Mimi nameplate “combo” stores, three-brand Mimi nameplate “triplex” stores, and Destination Maternity superstores, which generally carry all three of our principal merchandise brands as well as a significant array of maternity-related products and customer service features. These multi-brand stores are larger and have higher average sales than our average store, provide the opportunity to improve store operating profit margins over time by reducing store operating expense percentages through economies of scale, and may increase overall sales in the geographical markets they serve.

Opening these multi-brand stores will typically involve closing two or more smaller stores and may frequently result in one-time store closing costs resulting primarily from early lease terminations.

We plan to open approximately 15 - 20 new retail stores during fiscal 2007, of which we expect approximately 7 - 12 will be new multi-brand stores that carry more than one of our merchandise brands, with the balance primarily under the Motherhood brand. We estimate that we will close approximately 40 - 55 stores in fiscal 2007, with approximately 15 - 25 of these store closings related to the opening of new multi-brand stores.

We believe our customers, particularly first-time mothers, are entering a new life stage that drives widespread changes in purchasing needs and behavior, thus making our maternity customer and her family a highly-valued demographic for a range of consumer products and services companies. As a result, we have been able to expand and leverage the relationship we have with our customers and generate incremental revenues and earnings by offering other value-added baby and parent-related products and services through a variety of marketing partnership programs utilizing our extensive opt-in customer database and various in-store marketing initiatives.

Mothers Work was founded by Dan and Rebecca Matthias in 1982 as a mail-order maternity apparel catalog. We began operating retail stores in 1985 and completed our initial public offering in 1993. To address multiple price points in maternity apparel and improve operating productivity, we acquired Motherhood and A Pea in the Pod in 1995 and eSpecialty Brands, LLC, or iMaternity, in October 2001. Since the acquisitions of Motherhood and A Pea in the Pod, we have developed and grown these brands along with growing our Mimi brand. Also, since the 1990s we have partnered with other retailers to sell our products through maternity apparel departments within their stores. Since the beginning of fiscal 2005, we have significantly expanded this third-party distribution channel by becoming the exclusive maternity apparel provider to Sears and Kohl’s.

Industry Overview

We are unaware of any reliable data on the size of the maternity apparel industry. However, based on our own analysis, we believe that there are approximately $1.2 billion of maternity clothes sold each year in the U.S. In addition, we believe that there is an opportunity to grow the business by selling maternity clothes to pregnant women who currently purchase loose-fitting or larger-sized non-maternity clothing as a substitute for maternity wear. We also believe that the business can grow by reducing the amount of “hand-me-down” and “borrowing” associated with maternity apparel, particularly in the value-priced segment where low-priced, fashionable maternity apparel could provide an economical alternative to secondhand maternity wear. Further, we believe that the demand for maternity apparel is relatively stable when compared to non-maternity apparel. Expectant mothers continue to need to replace their clothes and the current steady rate of approximately four million U.S. births per year has remained stable over the last decade. We believe that maternity apparel is also less fashion sensitive than specialty apparel in general, as demand is driven primarily by the need to replace wardrobe basics as opposed to current fashion trends.

Our Competitive Strengths

We are the leader in maternity apparel.   We are the leading designer and retailer of maternity apparel in the U.S. and are the only nationwide chain of maternity specialty stores. We believe that our brands are the most recognized in maternity apparel. We have established a broad distribution network, with stores in a wide range of geographic areas and retailing venues. In addition, we have a leading position across all major price points of maternity apparel through our four retail store nameplates and our five merchandise brands. Our exclusive focus on maternity apparel and our leadership position enable us to gain a comprehensive understanding of the needs of our maternity customers and keep abreast of fashion and product developments. We further enhance our leadership position, increase market penetration and build our brands by distributing our products under exclusive leased department and licensed relationships.

We offer a comprehensive assortment of maternity apparel and accessories.   A primary consideration for expectant mothers shopping for maternity clothes is product assortment, as pregnant women need to replace almost their entire wardrobe. We believe that we offer the widest selection of merchandise in the maternity apparel industry. We also offer product for multiple seasons, as pregnant women’s clothing needs vary depending on their due date. Our ability to offer a broad assortment of product is due, in large part, to our vertically integrated business model, which includes our extensive in-house design and contract manufacturing capabilities, as well as our rapid inventory replenishment system.

We are vertically integrated.   We design and contract manufacture approximately 90% of the merchandise we sell. We believe that vertical integration enables us to offer the broadest assortment of maternity apparel, to respond quickly to fashion trends and to maximize in-stock levels. We combine our in-house design expertise, domestic and international sourcing capabilities, a rapid inventory replenishment process and extensive proprietary systems to enhance operational and financial results.

We utilize a rapid inventory replenishment system.   We are able to offer a wide selection of merchandise in our retail locations due, in large part, to our rapid inventory replenishment system. For example, in our stores, our proprietary system enables us to offer more than 3,000 stock keeping units, or SKUs, per store without dedicating retail space to “back-stock” storage. We coordinate the rapid replenishment of inventory for all of our retail locations through our Philadelphia, Pennsylvania and Mississauga, Ontario distribution centers to meet the individualized needs of our retail locations, which receive shipments from our distribution centers between two and six times per week. This enables us to maintain a high percentage in-stock merchandise position in each of our retail locations.

We have proprietary systems that support our business.   In order to support our vertically integrated business model and inventory replenishment system, we have developed a fully integrated, proprietary enterprise resource planning (ERP) system. This system includes point-of-sale systems, our TrendTrack™ merchandise analysis and planning system, our materials requirement planning system and our web-based, global sourcing and logistics systems. These systems also support our automated picking and sorting systems and other aspects of our logistics infrastructure. We believe that our proprietary systems are a critical competitive strength that enables us to offer a broad product assortment and respond quickly to fashion trends as well as helps us to reduce product costs and rapidly replenish inventory in our retail locations.

We are able to obtain prime real estate locations.   We believe our ability to lease attractive real estate locations is enhanced due to the brand awareness of our concepts, our multiple price point approach, our highly sought after maternity customer and our dedicated in-house real estate management and procurement team. We are the only maternity apparel retailer to provide mall operators with the ability to choose from three differently priced concepts, depending on the mall’s target demographics. We are also able to provide multiple stores or a multi-brand store for malls that want to offer their maternity customers a range of price alternatives. In addition, in the case of multi-mall operators, we have the flexibility to provide several stores across multiple malls. As a result, we have been able to locate stores in many of what we believe are the most desirable shopping malls in the country and are able to obtain attractive locations within these malls.

We are able to enhance our leadership position by distributing our products under exclusive leased department and licensed relationships.   We operate 731 leased departments within leading retailers such as Sears, Macy’s and Babies “R” Us. We are also the exclusive provider of maternity apparel to Kohl’s pursuant to an exclusive licensed relationship. Over the past several years, we have increased the sales we generate from our leased department and licensed relationships and believe that we have an opportunity to continue to increase the sales we generate from these relationships through expanding our relationships with our current partners as well as developing relationships with new partners.

We have a highly experienced management team.   Dan Matthias, our Chairman and Chief Executive Officer, and Rebecca Matthias, our President and Chief Operating Officer, founded the Company over 20 years ago and are leaders in maternity apparel retailing. Additionally, we have a management team with significant experience in all aspects of the retail and apparel business.

Merchandise Brands

We believe that our brands are the most recognized brands in the maternity apparel business. We sell our merchandise under the following five distinct brands:

BRAND	BRAND POSITIONING	APPAREL PRICE RANGE
Motherhood	Broad assortment, fashion, quality and everyday low price	$9-$49
Mimi	Contemporary, fun, trendy and affordable	$18-$168
Pea	Exclusive, designer and luxury	$60-$395
Two Hearts Maternity	Select assortment of quality fashion sold at value price points	$9-$44
Oh Baby! by Motherhood	Select assortment of basics and fashion sold at value price points	$9-$48*

*                    Kohl’s, which sells our Oh Baby! by Motherhood brand under an exclusive product and license agreement, sets the apparel price range for this merchandise.

Motherhood Maternity.   Our Motherhood Maternity brand serves the value-priced portion of the maternity apparel industry, which has the greatest number of customers. The Motherhood brand is positioned with a broad assortment of quality fashion at everyday low prices. We believe that the Motherhood customer shops at moderate-priced department stores and discount stores when she is not expecting.

Mimi Maternity.   Our Mimi Maternity brand serves the medium-priced portion of the maternity apparel industry. The Mimi brand is positioned as trendy, contemporary, fun and affordable. We believe that the Mimi customer shops at department stores and specialty apparel chains when she is not expecting.

A Pea in the Pod.   We believe our A Pea in the Pod brand is the leading luxury maternity brand in the U.S. The Pea brand is positioned as exclusive, designer and luxury. Publicity, including celebrities wearing our clothes, is an important part of the marketing and positioning of the brand.

Two Hearts Maternity.   Our Two Hearts Maternity brand is the exclusive maternity apparel offering in 549 Sears stores that offer maternity apparel. Two Hearts Maternity is a new fashionable collection including career and casual sportswear as well as dresses, lingerie, swimwear and nursing sleepwear, with most items priced under $40.

Oh Baby! by Motherhood.   Our Oh Baby! by Motherhood collection was launched in February 2005 at Kohl’s stores throughout the U.S. and on Kohls.com. The Oh Baby! by Motherhood collection is available at all Kohl’s stores under an exclusive product and license agreement. The collection features a modern and complete assortment of sportswear, intimate apparel and sleepwear, with most items priced under $40. The collection is available at all of Kohl’s stores.

Retail Nameplates

We sell maternity apparel through the following stores, leased departments and licensed relationships:

Store Nameplate	Description of Target Location	Brand(s) Carried	Apparel Price Range	Average Size (Sq. Ft.)
Stores:
Motherhood	Moderate regional malls, strip centers and power centers	Motherhood	$9-$49	1,700
Mimi (1)	Mid-priced regional malls and lifestyle centers	Motherhood Mimi	Single brand Mimi $18-$168 Mimi combo $9-$168	Single brand Mimi 1,700 Mimi combo 2,700
Pea (2)	Exclusive, high-end regional malls and affluent residential areas	Pea Mimi Designer Merchandise	$60-$395	2,300
Destination Maternity (3)	Primarily outdoor and power centers and central business districts	Motherhood Mimi Pea	$9-$395	6,900
Leased Departments:
Macy’s	Mid-priced regional malls	Motherhood Mimi	$9-$168	—
Babies “R” Us	Big box power centers	Motherhood	$9-$49	—
Sears	Moderate malls	Two Hearts Maternity	$9-$44	—
Exclusive Licensed Relationship:
Kohl’s	Big box power centers	Oh Baby! by Motherhood	$9-$48 (4)	—

(1)          Our two-brand Mimi combo stores carry a full line of both Mimi and Motherhood brand merchandise while our triplex stores carry all three brands

(2)          Nearly all Pea stores carry a full line of both Pea and Mimi brand merchandise.

(3)          While most Destination Maternity stores carry Pea brand merchandise, some do not.

(4)          Kohl’s, which sells our Oh Baby! by Motherhood brand under an exclusive product and license agreement, sets the apparel price range for this merchandise.

Major regional malls with several department stores and a wide range of price points may be able to accommodate a multi-brand store, or more than one maternity store. We have the ability to address multiple price alternatives at a given mall, with Motherhood as our value-oriented brand, Mimi as our mid-priced brand and A Pea in the Pod as our luxury brand. As of September 30, 2006, we had at least two of our store concepts in 41 major regional malls. In addition, almost all 33 of our A Pea in the Pod stores and 11 of our Motherhood stores carry Mimi-branded merchandise, and 36 of our Mimi stores carry Motherhood-branded merchandise.

Motherhood Maternity Stores.   Motherhood Maternity is our largest chain with 659 stores as of September 30, 2006. Motherhood is positioned with a broad assortment of quality fashion at everyday low prices. Motherhood stores average approximately 1,700 square feet and are located primarily in moderate regional enclosed malls, strip and power centers and central business districts. Motherhood stores include 97 outlet locations that carry Motherhood-branded merchandise as well as some closeout merchandise. Between 1998 and 2000, we successfully broadened Motherhood’s customer base by lowering price points approximately 40% to 45%. This reduced price position significantly expanded the brand’s target market, increased revenues per store and increased unit volumes. In fiscal 2006, we opened 13 new Motherhood stores and outlets, including one store as a result of a store conversion from Mimi to Motherhood, and closed 44 Motherhood stores and outlets, with nine of these store closings related to multi-brand store openings. As of September 30, 2006, we operate 34 Motherhood stores in Canada and believe that market opportunities may permit us to open additional stores in Canada in the future. We may also have the opportunity to grow the number of our Motherhood leased departments in the U.S.

Mimi Maternity Stores.   As of September 30, 2006, we had 106 Mimi Maternity stores that serve the medium-priced portion of the maternity apparel industry. The brand is positioned as contemporary, fun, trendy and affordable. Mimi stores average approximately 2,000 square feet and are located primarily in mid-priced regional malls, lifestyle centers and central business districts.

Single-Brand Mimi Stores.   As of September 30, 2006, 70 of our Mimi stores predominantly carry Mimi-branded product, as well as a small selection of maternity merchandise developed by contemporary vendors for Mimi, and average approximately 1,700 square feet. Mimi was historically price positioned just below A Pea in the Pod. When Motherhood’s prices were lowered, there was an opportunity for Mimi to broaden its customer base by including lower price points. Mimi was, therefore, repositioned during fiscal 2002 and its merchandise price points now range from just above Motherhood to the lower end of A Pea in the Pod. This repositioning resulted in an expansion of Mimi’s target customer base, and provided us the opportunity to increase the number of Mimi stores over time.

Mimi Combo Stores.   We are continuing to test, develop and expand our Mimi combo multi-brand store concepts. Our current Mimi combo store concepts operated under the Mimi name include two-brand stores (which carry both the Mimi and Motherhood brands) and triplex stores (which carry the Mimi, Motherhood and A Pea in the Pod brands). These Mimi combo stores are larger (average of approximately 2,700 square feet), have higher average sales volume than our average store and provide the opportunity to improve store operating profit margins over time. A new Mimi combo store will typically involve closing one Motherhood store and one single-brand Mimi store, although we may occasionally close only one store in a given geographical market in situations where we believe we can expand sales through replacing a single-brand Motherhood or Mimi store with a Mimi combo store. Store closings will often involve one-time store closing costs resulting primarily from early lease terminations. As of September 30, 2006, 36 of our stores are Mimi combo stores using the Mimi name, consisting of 34 two-brand Mimi stores and two Mimi triplex stores. Based on our internal research, we believe that over the next several years we have the potential to expand the Mimi combo store chain to approximately 70 to 80 or more total Mimi combo stores in the U.S.

In fiscal 2006, we opened one single-brand Mimi Maternity store and closed 12 Mimi stores, including two multi-brand Mimi stores. One of the multi-brand Mimi closings was as a result of a store conversion from Mimi to Motherhood.

A Pea in the Pod Stores.   As of September 30, 2006, we had 33 A Pea in the Pod stores. A Pea in the Pod stores average approximately 2,300 square feet and are located in upscale venues, including Madison Avenue, Oak Street, Beverly Hills, South Coast Plaza and Bal Harbour. In addition to offering a wide selection of both A Pea in the Pod and Mimi branded products in almost all A Pea in the Pod stores, we seek out designer and contemporary brands and assist them in developing maternity versions of select styles exclusively for our A Pea in the Pod stores. As scarcity is part of the concept’s luxury image, we have chosen to further develop the brand primarily by optimizing our customers’ in-store experience rather than by opening new stores. We therefore continuously upgrade the quality of the locations, our store designs, the product styling and our publicity to enhance our brand image.

Destination Maternity Superstores.   In March 2004, we opened our first Destination Maternity superstore in Danbury, Connecticut. Destination Maternity superstores typically carry all three of our primary merchandise brands (Motherhood, Mimi and Pea), plus a greatly expanded line of nursing accessories, fertility-related products and maternity-related exercise gear, books, and body and nutritional products. These stores also typically feature a dedicated “learning center” area for maternity-related classes, a “relax area” for husbands and shoppers alike, and an inside play area for the pregnant mom’s toddlers and young children, with several of our superstores also having our Edamame The Maternity Spa®. These elements combine to give our Destination Maternity superstore not only the largest assortment of maternity apparel and accessories available, but also a unique and engaging atmosphere and experience for the maternity customer. A new Destination Maternity superstore involves closing at least two, and typically more, single brand stores, is expected to decrease store operating expense percentages through economies of scale, and may increase overall sales in the geographical areas they serve. Destination Maternity superstores range from nearly 4,000 square feet to approximately 11,000 square feet, with an average of approximately 6,900 square feet for the 12 stores open as of September 30, 2006. We opened four of these Destination Maternity superstores during fiscal 2006. In February 2006, we celebrated the grand opening of our Destination Maternity store on the corner of 57th Street and Madison Avenue in Manhattan. This is the largest maternity store in the world, spanning three floors and including our Edamame The Maternity Spa, all three of our primary apparel brands, maternity yoga classes, juice bar, relax area and children’s play area. As the only national retailer that is solely focused on maternity, we are further differentiating ourselves as the ultimate maternity destination with these large, well-assorted, “must visit” superstores. Based on our internal research, we believe that over the next several years we have the potential to expand the Destination Maternity chain to approximately 40 to 50 or more total Destination Maternity superstores in the U.S.

Leased Departments.   In addition to the stores we operate, we have arrangements with department stores and baby specialty stores, including Sears, Macy’s, Babies ”R” Us and Bloomingdale’s®, to operate maternity apparel departments in their stores. We recently entered into arrangements for exclusive leased department relationships with Boscov’s® and Gordmans®, two regional department store chains. We are the exclusive maternity apparel provider in each of our leased department locations. We staff these leased departments at varying levels and maintain control of the pricing terms and the timing and degree of the mark downs of our merchandise that is sold in the leased departments. We operate our leased departments during the same hours and days as the host store and are responsible for replenishment of the merchandise in the leased departments. These leased departments typically involve the lease partner collecting all of the revenue from the leased department. The revenue is remitted to us, less a fixed percentage of the volume earned by the lease partner as stipulated in the agreement.

Exclusive Licensed Relationship.   Our Oh Baby! by Motherhood collection is available at all Kohl’s stores under an exclusive product and license agreement. The collection was launched in February 2005 at Kohl’s stores throughout the U.S. and on Kohls.com. Kohl’s operates approximately 749 stores throughout the U.S.

International.   We believe that in the future, an opportunity for sales growth may come from the development of international sales outside of North America. Currently, our only product sales outside of the U.S. are generated in Canada, where we operate 34 Motherhood stores. We anticipate that our long-term strategy may include both licensing arrangements with foreign partners as well as potentially developing our own operations in certain countries. However, we presently have no commitment, agreement or plans relating to any product distribution or development of selling operations outside of North America.

Internet Operations

We sell our merchandise on the Internet at our DestinationMaternity.com, MaternityMall.com and iMaternity.com websites, as well as our chain-specific websites such as Motherhood.com. We believe that many pregnant women use the Internet to find maternity-related information and to purchase maternity clothes. Our websites are therefore important tools for educating existing and potential customers about our brands and driving traffic to our stores. In addition to providing links to all of our websites, our DestinationMaternity.com and MaternityMall.com websites contain maternity advice and information, related baby product information and editorial content. Our marketing and technology capabilities and the replenishment capabilities of our distribution center and stores enable us to incorporate Internet design, operations and fulfillment into our existing operations. Over the past several years, we have increased the sales we generate from our websites, and we look to continue to grow our Internet sales in the future.

Marketing Partnerships

We believe our customers, particularly first time mothers, are entering a new life stage that drives widespread changes in purchasing needs and behavior, thus making our maternity customer and her family a highly-valued demographic for a range of consumer products and services companies. We have been able to leverage the relationship we have with our customers to earn incremental revenues and expect to expand these revenues through marketing partnerships and our futuretrust college savings program.

We expect to continue to expand and leverage the relationship we have with our customers and earn incremental revenues through a variety of marketing partnership programs utilizing our extensive opt-in customer database and various in-store marketing initiatives, which help introduce our customers to various baby and parent-related products and services offered by leading third-party consumer products companies. Whereas our current revenues in this area have predominantly been derived from the new pre-natal portion of our customer database, we have taken steps to update and manage our entire customer database so we can actively market our full customer database to a much broader range of consumer product and services companies that market to families with children.

Through our stores and our Internet sites, we market our futuretrust® college savings program to our customers. Futuretrust is a MasterCard® based college savings program that enables members to help save for college when they link their futuretrust MasterCard to a tax advantaged 529 College Savings account. Members earn rebates on all purchases with their futuretrust MasterCard that are automatically contributed to their 529 College Savings account and can also earn additional college savings at merchants in the futuretrust Preferred Merchant Network. We have recently entered into relationships with select providers of 529 savings programs, tax preparation services, home mortgages and real estate services for our futuretrust members and, in the future, we anticipate further developing our futuretrust program into a full service financial services and information resource for our members known as the Futuretrust Family Financial Center™. We anticipate that additional potential services offered through the Futuretrust Family Financial Center may include online banking, life insurance, and other financial services needed by families with children. We plan to offer such services through relationships with high-quality third-party providers of these services.

Operations

Brand-Specific Operations Teams.   To obtain maximum efficiencies, we are organized primarily along functional lines, such as merchandising, store operations, design and production. Since our business consists of five merchandise brands requiring decisions on a brand-specific basis, we have built business teams by brand where the functional leaders within each brand work together. Each brand team is led by the head merchant and includes the director of stores for that brand, the head designer, the head planner and distributor and the key production manager. These teams also include visual, fabric purchasing and other necessary professionals.

Store Operations.   The typical maternity customer, especially the first-time mother, seeks more advice and assistance than the typical non-maternity customer. Therefore, we aim to employ skilled and motivated store team members who are trained to provide the high level of service and reassurance needed by our customers. We attempt to provide a boutique level of attentive service that differentiates us from our competitors. Our centralized merchandising and store operations also enable our store team members to focus primarily on selling and maintaining the appearance of the stores. In addition, visual merchants coordinate with the merchandising department to develop floor-sets, design store display windows and define and enhance the product presentation.

At Motherhood and Mimi, the management reporting chain consists of regional managers, district managers and store managers. At Pea, due to its smaller number of stores, the district managers report to the director of stores. Our store, district and regional managers are eligible to receive incentive-based compensation related to store, district and regional-level performance.

Merchandising, Design and Inventory Planning and Allocation

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

Design.   Our design department creates and produces samples and patterns for our contract-manufactured products under the guidance of the merchandising department. This capability differentiates us from many of our competitors, who source their products from a limited number of maternity wear vendors. The design of our products begins with a review of European and New York runway trends, current non-maternity retail trends, fashion reporting service slides and fabric samples. The designers review our best selling items from prior seasons and integrate current fashion ideas from the non-maternity apparel business.

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

Production and Distribution

We design and contract for the production of approximately 90% of the merchandise we sell using sewing factories located throughout the world, predominantly outside of the U.S., and we continue to seek additional contractors for our sourcing needs. No individual contractor represents a material portion of our sewing. A majority of our merchandise is purchased “full package” as finished product made to our specifications, typically utilizing our designs. Fabric, trim and other supplies are obtained from a variety of sources. As we have expanded our stores and increased volumes over the past several years, we have generally been able to reduce our product costs.

Our production and quality assurance personnel monitor production at contractor facilities in the U.S. and work with our agents abroad to ensure quality control, compliance with our design specifications and timely delivery of finished goods. This quality control effort is enhanced by our worldwide Internet-based contracting and logistics systems, which include advanced features such as measurement specifications and digital photography. We also use a third-party consulting firm to help monitor working conditions at our contractors’ facilities on a worldwide basis.

We operate our primary distribution center in Philadelphia, Pennsylvania and a distribution center in Mississauga, Ontario to support our stores in Canada. We also lease a facility located in the Philadelphia Naval Business Center in Philadelphia, Pennsylvania, which we use for warehousing, distribution and raw material cutting.

Finished garments from contractors and other manufacturers are received at our primary distribution center in Philadelphia, Pennsylvania and our Canadian distribution center. Garments are inspected using statistical sampling methods and stored for picking. Our primary distribution center utilizes sophisticated fulfillment technology to serve as a replenishment center, as opposed to solely a distribution center. This distribution center sends a selection that meets individual retail location needs from our approximately 17,000 SKUs to our retail locations two to six times per week. Retail location replenishment decisions are made automatically based upon target inventories established by the allocation department and individual retail location sales data. Our primary distribution center uses several automated systems, including our pick-to-light system for flat-packed goods and our hanging garment sortation system, which speed up deliveries to our retail locations and reduce costs.

Shipments to retail locations are tracked by our proprietary delivery tracking software. Freight is routed through zone-skipping, over-the-road carriers running 24 hours per day and delivered locally by a variety of carriers, and is supplemented by a small percentage of second-day air, providing one to three-day delivery to our retail locations.

In November 2003, we were certified to participate in Customs-Trade Partnership Against Terrorism, or C-TPAT, a U.S. Department of Homeland Security sponsored program, with U.S. Customs and Border Protection (“U.S. Customs”), through which we implement and monitor our procedures to manage the security of our supply chain as part of the effort to protect the U.S. against potential acts of terrorism. Also, in January 2005, we were certified to participate in the Importer Self Assessment Program, or ISA, a U.S. Customs program available only to C-TPAT participants with strong internal controls and oversight mechanisms, through which we have assumed responsibility for monitoring our own compliance with applicable U.S. Customs regulations in exchange for certain benefits, which may help increase efficiency in importing. These benefits include exemption from government audits, increased speed of cargo release from U.S. Customs, enhanced prior disclosure rights from U.S. Customs in the event of alleged trade violations, availability of voluntary additional compliance guidance from U.S. Customs, and less intrusive government oversight of trade compliance.

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

As part of our proprietary enterprise resource planning (ERP) system, we employ a comprehensive materials requirement planning (MRP) system to manage our production inventories, documentation, work orders and scheduling. This system provides a perpetual inventory of raw materials, actual job costing, scheduling and bill of materials capabilities. The foundation of our ERP system is a perpetual inventory of finished goods by location across all of our retail locations, which interfaces directly with our distribution facility.

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

Pricing

Each of our merchandise brands targets customers at different price points of the maternity apparel industry. Our Motherhood brand is positioned primarily on everyday low prices, while Mimi employs middle level pricing and Pea employs luxury pricing. None of our stores rely on point-of-sale high/low promotional strategies to drive traffic into the stores. Our price reductions are done at the individual style level and are used to accelerate the sale of slower selling merchandise. Generally, merchandise that is selling slowly is quickly marked down or moved to another store where the item is selling faster. For our leased department relationships, we consider a number of factors in determining pricing, including the target customer base, and we may use alternative pricing strategies to promote sales. The pricing of our Oh Baby! by Motherhood merchandise is determined by Kohl’s pursuant to the terms of our exclusive product and licensing relationship.

Advertising and Marketing

We believe that the power of our merchandise brands, customer referrals and our convenient mall locations drive traffic into our stores. Therefore, we have modest advertising and marketing expenditures. Our advertising and publicity efforts include in-store marketing, prenatal consumer-targeted advertising and our Internet websites. For our Destination Maternity superstores, we advertise locally prior to the grand opening, as well as some ongoing advertising in the local market thereafter. We also run full-page ads for all of our three principal merchandise brands in pregnancy-targeted publications, as well as prenatal issues of leading baby and parenting magazines, including American Baby, Pregnancy, ePregnancy, Healthy Pregnancy and Shape Fit Pregnancy. A Pea in the Pod, Mimi and Motherhood are also advertised in fashion and broad-reach magazines, such as Vogue, In Style, Lucky, People and Glamour. We also utilize our publicity efforts to generate free editorial coverage in broadcast television, magazines, radio and selected newspapers for all of our brands.

Competition

Our business is highly competitive and characterized by low barriers to entry. The following are several important factors to competing successfully in the retail apparel industry: breadth of selection in sizes; colors and styles of merchandise; product procurement and pricing; ability to anticipate fashion trends and customer preferences; inventory control; reputation; quality of merchandise; store design and location; visual presentation and advertising; and customer service. We face competition in our maternity apparel lines from various sources, including department stores, specialty retail chains, discount stores, independent retail stores and catalog and Internet-based retailers, from both new and existing competitors. Many of our competitors are larger and have substantially greater financial and other resources than us. Our mid- and luxury-priced merchandise faces a highly fragmented competitive landscape that includes locally based, single unit retailers, as well as a handful of multi-unit maternity operations, none of which we believe has more than 20 stores nationwide. In the value-priced maternity apparel business, we currently face competition on a nationwide basis from retailers such as Gap®, JC Penney®, Kmart®, Old Navy®, Target® and Wal-Mart®. Several of these competitors, including Gap and Old Navy, also sell maternity apparel on their websites. We believe there has been increased competition in the maternity apparel industry, from both new and existing competitors. For example, the maternity apparel industry experienced oversupply conditions in fiscal 2004 and 2005, which resulted in a greater level of industry-wide markdowns and markdowns recognized by us on sales from our retail locations. However, we believe the oversupply conditions that have affected the maternity apparel business over our 2004 and 2005 fiscal years have eased.

Employees

As of September 30, 2006, we had 2,520 full-time and 2,467 part-time employees. None of our employees are covered by a collective bargaining agreement. We consider our employee relations to be good.

Executive Officers of the Company

The following table sets forth the name, age and position of each of our executive officers:

Name	Age	Position
Dan W. Matthias	63	Chairman of the Board and Chief Executive Officer
Rebecca C. Matthias	53	President, Chief Operating Officer and Director
Edward M. Krell	44	Executive Vice President—Chief Financial Officer
David Mangini	62	Executive Vice President—General Merchandise Manager

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

Edward M. Krell has served as Executive Vice President—Chief Financial Officer since November 2003, having served as Senior Vice President—Chief Financial Officer from the time he joined Mothers Work in January 2002 until November 2003. Prior to joining Mothers Work, Mr. Krell served as Executive Vice President and Chief Financial Officer of Mammoth Sports Group, Inc., an Internet and catalog retailer of golf equipment and accessories, from December 1999 to July 2000 and as an independent financial consultant from July 2000 to January 2002. From 1995 to 1999, Mr. Krell served as Executive Vice President and Chief Financial Officer of London Fog Industries, Inc., a wholesale and retail distributor of rainwear and outerwear. Mr. Krell began his career as an investment banker with Kidder, Peabody & Co. Incorporated.

David Mangini has served as Executive Vice President—General Merchandise Manager since August 2001. Prior to joining Mothers Work, Mr. Mangini served in various senior merchandising and executive management positions with retailers, including as Chief Merchandising Officer of Today’s Man, Chief Operating Officer of Gadzooks, and President and Chief Executive Officer of the Structure brand of Limited, Inc.

Our executive officers are elected annually by the Board of Directors and serve at the discretion of the Board. Other than the husband and wife relationship between Dan and Rebecca Matthias, there are no family relationships among any of our other executive officers.

Trademarks

We own trademark and service mark rights that we believe are sufficient to conduct our business as currently operated. We own several trademarks, including Mothers Work®, A Pea in the Pod®, Mimi Maternity®, Motherhood®, Motherhood Maternity®, Destination Maternity™, Edamame The Maternity Spa®, Two Hearts® Maternity, Oh Baby! by Motherhood™, Motherhood Maternity Outlet®, and MaternityMall.com®. As a result of the iMaternity acquisition, we also own the iMaternity®, Dan Howard® and iMaternity.com™ marks. Additionally, we own the marks futuretrust®, Futuretrust Family Financial Center™, Real Time Retailing®, What’s Showing is Your Style®, Motherhood: It’s Hot!™, Motherhood is Everything Good™, Motherhood Baby® and Maternity Redefined®.

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

Securities and Exchange Commission Filings

Our Securities and Exchange Commission (“SEC”) filings are available free of charge on our website, www.motherswork.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are posted on our website as soon as practicable after we furnish such materials to the SEC.

Item 1A.                Risk Factors

You should consider carefully all of the information set forth or incorporated by reference in this document and, in particular, the following risk factors associated with our business and forward-looking information in this document (see also “Forward-Looking Statements” included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”). The risks described below are not the only ones we face. Additional risks not presently known to us or that we do not currently consider significant may also have an adverse effect on us. If any of the risks below actually occur, our business, results of operations, cash flows or financial condition could suffer.

We may not be successful in expanding our business and opening new stores.

Any future growth depends significantly on our ability to successfully establish and operate new stores (including combination stores and superstores) and our leased department and licensed relationships on a profitable basis. This expansion, if it occurs, will place increased demands on our management, operational and administrative resources. These increased demands and operating complexities could cause us to operate our business less effectively, which, in turn, could cause a deterioration in our financial performance and slow our growth. Our planned expansion will also require that we continually monitor and upgrade our management information and other systems, as well as our distribution infrastructure.

Our ability to establish and operate new stores and our leased department and licensed relationships successfully depends on many factors, including, among others, our ability to:

•       identify and obtain suitable store locations, including mall locations, the availability of which is outside of our control;

•       expand existing and establish new leased department and licensed relationships;

•       negotiate favorable lease terms for stores, including desired tenant improvement allowances;

•       negotiate favorable lease terminations for existing store locations in markets where we intend to open new combination stores or superstores;

•       source sufficient levels of inventory to meet the needs of new stores and our leased department and licensed relationships;

•       successfully address competition, merchandising and distribution challenges; and

•       hire, train and retain a sufficient number of qualified store personnel.

There can be no assurance that we will be able to achieve our expansion goals. Even if we succeed in establishing new stores and further developing our leased department and licensed relationships, we cannot assure you that our newly opened stores or leased department and licensed brand businesses will achieve planned revenue or profitability levels in the time periods estimated by us, or at all. If our stores or our leased department and licensed brand businesses fail to achieve or are unable to sustain acceptable revenue and profitability levels, we may incur significant costs associated with operating or closing those stores.

Our comparable store sales and quarterly operating results have fluctuated in the past and can be expected to continue to fluctuate in the future and, as a result, the market price of our common stock may fluctuate or decline substantially.

Our comparable store sales and quarterly results of operations have fluctuated in the past and can be expected to continue to fluctuate in the future and are affected by a variety of factors, including:

•       the opening of new stores and success of our leased department and licensed relationships;

•       the timing of new store openings and leased department and licensed brand business openings;

•       the extent of cannibalization of sales volume of some of our existing retail locations by our new retail locations opened in the same geographic markets;

•       changes in our merchandise mix;

•       any repositioning of our brands;

•       general economic conditions and, in particular, the retail sales environment;

•       calendar shifts, including shifts of holiday or seasonal periods, or shifts in the number of weekend days occurring in a given month;

•       changes in pregnancy rates;

•       actions of competitors;

•       the level of success and/or actions of anchor tenants where we have stores or leased department and licensed relationships;

•       fashion trends; and

•       weather conditions and seasonality.

If, at any time, our comparable store sales or quarterly results of operations decline or do not meet the expectations of Wall Street research analysts, the price of our common stock could decline substantially.

Our business, financial condition and results of operations may be materially and adversely impacted at any time by a significant number of competitors.

We operate in a highly competitive environment characterized by few barriers to entry. We compete against department stores, specialty retail chains, discount stores, independent retail stores and catalog and Internet-based retailers. Many of our competitors are larger and have substantially greater financial and other resources than us. Further, we do not typically advertise using television and radio media and thus do not reach customers through means our competitors may use. Our mid- and luxury-priced merchandise faces a highly fragmented competitive landscape that includes locally based, single unit retailers, as well as a handful of multi-unit maternity operations, none of which we believe have more than 20 stores nationwide. In the value-priced maternity apparel business, we face competition on a nationwide basis from retailers such as Gap, JC Penney, Kmart, Old Navy, Target and Wal-Mart. Several of these competitors, including Gap and Old Navy, also sell maternity apparel on their websites. Over the past few years, there has been increased competition in the maternity apparel industry from both new and existing competition. Our business, financial condition and results of operations may be materially and adversely affected by this competition, including the potential for increased competition in the future. For example, the maternity apparel industry experienced oversupply conditions in fiscal 2004 and 2005, which resulted in a greater level of industry-wide markdowns and markdowns recognized by us on sales from our retail locations. There can be no assurance that these conditions will not occur again.

Our relationships with third-party retailers may not be successful.

We cannot guarantee successful results from our leased department and licensed relationships with third-party retailers such as Sears and Kohl’s. Under our agreement with Kohl’s, Kohl’s is not obligated to purchase any maternity apparel from us and we are not obligated to sell any maternity apparel to them. Under our agreement with Sears, Sears does not make any promises or representations as to the potential amount of business we can expect from the sale of our Two Hearts Maternity collection. We do not control the pricing terms or the timing or degree of the markdowns at Kohl’s. The success of our leased department and licensed brand businesses is highly dependent on the actions and decisions of the third-party retailers, which are outside of our control. The retailers could limit the merchandise carried, close stores, go out of business or terminate their agreements with us. Our failure to properly manage our leased department and licensed brand businesses (including any failure by us in timely delivering goods to any third-party retailer or any failure to respond to the actions of or changes in business conditions at third-party retailers) would have a direct impact on the profitability and continuation of these relationships.

We require a significant amount of cash to service our indebtedness, which reduces the cash available to finance any growth and could adversely affect our financial health.

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

Additionally, our substantial indebtedness could have important consequences. For example, it could:

•       increase our vulnerability to general adverse economic and industry conditions;

•       require us to dedicate a substantial portion of our cash flow from operations to making payments on our indebtedness, thereby reducing the availability of our cash flow to implement our growth strategy, or to fund working capital, capital expenditures and other general corporate needs;

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

The efficient operation of our business is heavily dependent on our fully integrated, internally developed management information systems. In particular, we rely on point-of-sale terminals, which provide information to our customized TrendTrack merchandise analysis and planning system used to track sales and inventory. The TrendTrack system helps integrate our design, manufacturing, distribution and financial functions, and also provides daily financial and merchandising information. Although our software programs and data are backed up and stored off-site, our servers and computer systems are located at our headquarters in Philadelphia, Pennsylvania. As a result, our business, financial condition and results of operations could be materially and adversely affected if our servers and systems were inoperable or inaccessible.

From time to time, we improve and upgrade our management information systems. We have rolled out a proprietary, upgraded Internet-based point-of-sale system and integrated this system with our current systems. If we are unable to maintain and upgrade our systems or to integrate new and updated systems in an efficient and timely manner, our business, financial condition and results of operations could be materially and adversely affected.

As an apparel retailer, we rely on numerous third parties in the supply chain to produce and deliver the products that we sell, and our business may be negatively impacted by disruptions in the supply chain.

If we lose the services of one or more of our significant suppliers or one or more of them fail to meet our product needs, we may be unable to obtain replacement merchandise in a timely manner. If our existing suppliers cannot meet our increased needs and we cannot locate alternative supply sources, we may be unable to obtain sufficient quantities of the most popular items at attractive prices, which could negatively impact our sales, revenues and results of operations. We obtain apparel and other merchandise from foreign sources, both purchased directly in foreign markets and indirectly through domestic vendors with foreign sources. To the extent that any of our vendors are located overseas or rely on overseas sources for a large portion of their products, any event causing a disruption of imports, including the imposition of import restrictions, could harm our ability to source product. This disruption could materially limit the merchandise that we would have available for sale and reduce our revenues and earnings. The flow of merchandise from our vendors could also be adversely affected by financial or political instability, or war, in or affecting any of the countries in which the goods we purchase are manufactured or through which they flow. Trade restrictions in the form of tariffs or quotas, embargos and customs restrictions that are applicable to the products that we sell also could affect the import of those products and could increase the cost and reduce the supply of products available to us. Any material increase in tariff levels, or any material decrease in quota levels or available quota allocation, could negatively impact our business. Further, changes in tariffs or quotas for merchandise imported from individual foreign countries could lead us to shift our sources of supply among various countries. Any such shift we undertake in the future could result in a disruption of our sources of supply and lead to a reduction in our revenues and earnings. Supply chain security initiatives undertaken by the U.S. government that impede the normal flow of product could also negatively impact our business. In addition, decreases in the value of the U.S. dollar against foreign currencies could increase the cost of products that we purchase from overseas vendors.

We also face a variety of other risks generally associated with relying on vendors that do business in foreign markets and import merchandise from abroad, such as:

•       political instability or the threat of terrorism, in particular in countries where our vendors source merchandise;

•       enhanced security measures at U.S. and foreign ports, which could delay delivery of imports;

•       imposition of new or supplemental duties, taxes, and other charges on imports;

•       delayed receipt or non-delivery of goods due to the failure of foreign-source suppliers to comply with applicable import regulations;

•       delayed receipt or non-delivery of goods due to organized labor strikes or unexpected or significant port congestion at U.S. ports; and

•       local business practice and political issues, including issues relating to compliance with domestic or international labor standards, which may result in adverse publicity.

The United States may impose new initiatives that adversely affect the trading status of countries where apparel is manufactured. These initiatives may include retaliatory duties or other trade sanctions that, if enacted, would increase the cost of products imported from countries where our vendors acquire merchandise. Any of these factors could have a material adverse effect on our business, financial condition and results of operations.

We could be materially and adversely affected if our distribution operations were disrupted.

To support our distribution of product throughout the U.S. and Canada, we operate our main distribution facility in Philadelphia, Pennsylvania and two significantly smaller distribution facilities, one in Philadelphia, Pennsylvania and the other, serving as our Canadian distribution facility, in Mississauga, Ontario. Finished garments from contractors and other manufacturers are inspected and stored for distribution to our stores. We do not have other distribution facilities to support our distribution needs. If our main Philadelphia distribution facility was to shut down or otherwise become inoperable or inaccessible for any reason, we could incur significantly higher costs and longer lead times associated with the distribution of our products to our stores during the time it takes to reopen or replace this facility. In light of our strategic emphasis on rapid replenishment as a competitive strength, a distribution disruption might have a disproportionately adverse effect on our operations and profitability relative to other retailers. In addition, the loss or material disruption of service from any of our shippers for any reason, whether due to freight difficulties, strikes, natural disaster or other difficulties at our principal transport providers or otherwise, could have a material adverse impact on our business, financial condition and results of operations.

We could be materially and adversely affected if we are unable to obtain sufficient raw materials or maintain satisfactory manufacturing arrangements.

We do not own any manufacturing facilities and therefore depend on third parties to manufacture our products. We place our orders for production of merchandise and raw materials by purchase order and do not have any long-term contracts with any manufacturer or supplier. We compete with many other companies for production facilities and raw materials. Furthermore, we have received in the past, and may receive in the future, shipments of products from manufacturers that fail to conform to our quality control standards. In such event, unless we are able to obtain replacement products in a timely manner, we may lose sales. If we fail to maintain favorable relationships with these third parties, or if we cannot obtain an adequate supply of quality raw materials on commercially reasonable terms, it could have a material adverse impact on our business, financial condition and results of operations.

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

The apparel industry is subject to rapidly changing fashion trends and shifting consumer demands. Accordingly, our success depends on the priority that our target customers place on fashion and our ability to anticipate, identify and capitalize upon emerging fashion trends. Our failure to anticipate, identify or react appropriately to changes in styles or trends could lead to, among other things, excess inventories and higher markdowns, as well as the decreased appeal of our brands. An inaccuracy of our forecasts regarding fashion trends could have a material adverse effect on our business, financial condition and results of operations.

The failure to retain our existing senior management team or to attract and retain highly skilled and qualified personnel could have a material adverse impact on our business, financial condition and results of operations.

Our business requires disciplined execution at all levels of our organization in order to timely deliver and display fashionable merchandise in appropriate quantities in our stores. This execution requires experienced and talented management. We currently have a management team with a great deal of experience with us and in apparel retailing. If we were to lose the benefit of this experience and, in particular, if we were to lose the services of Dan Matthias, our Chairman and Chief Executive Officer, or Rebecca Matthias, our President and Chief Operating Officer, our business, financial condition and results of operations could be materially and adversely affected.

In addition, as our business expands, we believe that our success will depend greatly on our continued ability to attract and retain highly skilled and qualified personnel. There is a high level of competition for personnel in the retail industry. Like most retailers, we experience significant employee turnover rates, particularly among store sales associates and managers, and our continued growth will require us to hire and train even more new personnel. We therefore must continually attract, hire and train new personnel to meet our staffing needs. We constantly compete for qualified personnel with companies in our industry and in other industries. A significant increase in the turnover rate among our sales associates and managers would increase our recruiting and training costs and could decrease our operating efficiency and productivity. If we are unable to retain our employees or attract, train, assimilate or retain other skilled personnel in the future, we may not be able to service our customers as effectively, thus impairing our ability to increase revenue and could otherwise harm our business.

Our quarterly operating results and inventory levels may fluctuate significantly as a result of seasonality in our business.

Our business, like that of other retailers, is seasonal. Results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. Our quarterly net sales have historically been highest in our third fiscal quarter, corresponding to the Spring selling season, followed by our first fiscal quarter, corresponding to the Fall/holiday selling season. Given the typically higher gross margin we experience in our third fiscal quarter compared to other quarters, the relatively fixed nature of most of our operating expenses and interest expense, and the historically higher sales level in our third fiscal quarter, we have typically generated a very significant percentage of our full year operating income and net income during our third fiscal quarter. Thus, any factors which result in a material reduction of our sales for the third quarter could have a material adverse effect on our results of operations for our fiscal year as a whole. Seasonal fluctuations in sales also affect our inventory levels, as we usually order merchandise in advance of peak selling periods and sometimes before new fashion trends are confirmed by customer purchases. We must carry a significant amount of inventory, especially before the Fall/holiday and Spring selling seasons. If we are not successful in selling our inventory during this period, we may be forced to rely on markdowns or promotional sales to dispose of the excess inventory or we may not be able to sell the inventory at all, which could have a material adverse effect on our business, financial condition and results of operations.

Our business depends on sustained demand for maternity clothing and is sensitive to birth rates, economic conditions and consumer spending.

Our business depends upon sustained demand for maternity clothing. Our future performance will be subject to a number of factors beyond our control, including demographic changes. If demand for maternity clothing were to decline for any reason, such as a decrease in the number of pregnancies, our operating results could be adversely affected. Downturns, or the expectation of a downturn, in general economic conditions could adversely affect consumer spending patterns, our business, financial condition and results of operations. In addition, the specialty apparel retail business historically has been subject to cyclical variations. Consumer purchases of specialty apparel products, including maternity wear, may decline during recessionary periods and at other times when disposable income is lower. Declines in consumer spending patterns may have a more negative effect on apparel retailers than some other retailers. Therefore, we may not be able to maintain our historical rate of growth in revenues and earnings, or remain as profitable, if there is a decline in consumer spending patterns. A prolonged economic downturn could have a material adverse impact on our business and results of operations.

If an independent manufacturer violates labor or other laws, or is accused of violating any such laws, or if their labor practices diverge from those generally accepted as ethical, it could harm our business and brand image.

While we maintain policies and guidelines with respect to labor practices that independent manufacturers that produce goods for us are contractually required to follow, and while we have an independent firm and Company employees inspect certain manufacturing sites to monitor compliance, we cannot control the actions of such manufacturers or the public’s perceptions of them, nor can we assure that these manufacturers will conduct their businesses using ethical or legal labor practices. Apparel companies can be held jointly liable for the wrongdoings of the manufacturers of their products. While many of our independent manufacturers are routinely monitored by buying representatives, who assist us in the areas of compliance, garment quality and delivery, we do not control the manufacturers’ business practices or their employees’ employment conditions, and manufacturers act in their own interest which may be in a manner that results in negative public perceptions of us, and/or employee allegations against us or court determinations that we are jointly liable. Violations of law by our importers, buying agents, manufacturers or distributors could result in delays in shipments and receipt of goods and could subject us to fines or other penalties, any of which could restrict our business activities, increase our operating expenses or cause our revenues to decline.

Our earnings would decline if our goodwill becomes impaired.

As a result of purchase accounting for our various acquisitions, we have accumulated $50.4 million of goodwill as of September 30, 2006. Following our adoption of a new accounting standard on October 1, 2001, goodwill and other intangible assets with indefinite lives are not amortized, but rather tested for impairment annually. The impairment test requires us to compare the fair value of business reporting units to their carrying value, including assigned goodwill. The fair value of our single reporting unit is determined based on the fair market value of our outstanding common stock on a control basis and, if necessary, an outside independent valuation is obtained to determine the fair value. The carrying value of our single reporting unit, expressed on a per share basis, is represented by the book value per share of our outstanding common stock. The results of the annual impairment test performed as of September 30, 2006 indicated the fair value of the reporting unit exceeded its carrying value. As of September 30, 2006, our book value was $14.35 per share of outstanding common stock and the closing trading price of our common stock was $48.12 per share. If the per share fair value of our single reporting unit was less than the book value per share on September 30, 2006, our goodwill would likely have become impaired. If the per share fair value of our single reporting unit were to decline in the future below the then applicable book value of our outstanding common stock, our goodwill would likely have been impaired. If we determine in the future that impairment has occurred, we would be required to write off the impaired portion of goodwill, which could substantially reduce our earnings and result in a substantial decline in the price of our common stock.

We may be unable to protect our trademarks and other intellectual property.

We believe that our trademarks and service marks are important to our continued success and our competitive position due to their recognition with our customers. We devote substantial resources to the establishment and protection of our trademarks and service marks. Although we actively protect our intellectual property, there can be no assurance that the actions that we have taken to establish and protect our trademarks, service marks and other intellectual property, including our rights in our management information systems, will be adequate to prevent imitation of our marks, products or services by others or to prevent others from seeking to block sales of our products as a violation of their trademarks, service marks or other proprietary rights. Also, others may assert rights in, or ownership of, our trademarks and other proprietary rights and we may not be able to successfully resolve these types of conflicts. In addition, the laws of certain foreign countries may not protect our trademarks and proprietary rights to the same extent as do the laws of the U.S. We cannot assure you that these registrations will prevent imitation of our name, merchandising concept, store design or private label merchandise or the infringement of our other intellectual property rights by others. Imitation of our name, concept, store design or merchandise in a manner that projects lesser quality or carries a negative connotation of our brand image could have a material adverse effect on our business, financial condition and results of operations.

War or acts of terrorism or the threat of either may negatively impact availability of merchandise and otherwise adversely impact our business.

In the event of war or acts of terrorism, or if either is threatened, our ability to obtain merchandise available for sale may be negatively affected. A substantial portion of our merchandise is imported from other countries. If goods become difficult or impossible to import into the U.S., and if we cannot obtain such merchandise from other sources at similar costs, our sales and profit margins may be adversely affected. In the event that commercial transportation is curtailed or substantially delayed, our business may be adversely impacted, as we may have difficulty shipping merchandise to our main distribution facility and retail locations, as well as fulfilling catalog and website orders.

The terms of our debt instruments impose financial and operating restrictions.

Our credit facility and the indenture governing the senior notes both contain restrictive covenants that limit our ability to engage in activities that may be in our long term best interests. These covenants limit or restrict, among other things, our ability to:

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

These limitations and restrictions may adversely affect our ability to finance our future operations or capital needs or engage in other business activities that may be in our best interests. In addition, our ability to borrow under the credit facility is subject to borrowing base requirements. If we breach any of the covenants in our credit facility or our indenture, we may be in default under our credit facility or our indenture. If we default, the holders of the senior notes or the lender under our credit facility could declare all borrowings owed to them, including accrued interest and other fees, to be due and payable.

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

•       actual or anticipated changes in the U.S. economy or the retailing environment;

•       changes in the market valuations of other specialty apparel or retail companies;

•       announcements by our competitors or us;

•       additions and departures of key personnel;

•       changes in accounting principles;

•       the passage of legislation or other developments affecting us or our industry;

•       the trading volume of our common stock in the public market;

•       changes in economic conditions;

•       financial market conditions;

•       natural disasters, terrorist acts, acts of war or periods of civil unrest;

•       the realization of some or all of the risks described in this section entitled “Risk Factors”; and

•       any goodwill impairment would require a write down that would likely negatively affect our stock price.

In addition, the stock markets have experienced significant price and trading volume fluctuations from time to time, and the market prices of the equity securities of retailers have been extremely volatile and have recently experienced sharp price and trading volume changes. These broad market fluctuations may adversely affect the market price of our common stock.

Our charter documents contain certain anti-takeover provisions, and we are entitled to certain other protective provisions under Delaware law.

We are a Delaware corporation and the anti-takeover provisions of Delaware law impose various impediments to the ability of a third party to acquire control of the Company, even if a change of control would be beneficial to our existing stockholders. We also have adopted a stockholder rights plan, commonly known as a “poison pill,” that entitles our stockholders to acquire additional shares of us, or a potential acquirer of us, at a substantial discount to their market value in the event of an attempted takeover. In addition, our amended and restated certificate of incorporation and by-laws contain provisions that may discourage, delay or prevent a merger or acquisition involving us that our stockholders may consider favorable by, among other things:

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

These provisions may also reduce the market value of our common stock.

We do not expect to pay cash dividends in the foreseeable future.

We have not paid any cash dividends on our common stock since our initial public offering and do not anticipate paying cash dividends on our common stock in the foreseeable future. In addition, the terms of our senior notes and our credit facility significantly restrict our ability to declare or pay dividends on our common stock. Even if our ability to pay dividends was not restricted under the terms of the indenture governing our senior notes or our credit facility, any future payment of dividends would still be at the discretion of our board of directors and would be based upon any applicable restrictive financial covenants, earnings, capital requirements and our financial condition, among other factors, at the time any such dividend is considered.

Any increase in our sales and marketing efforts that target markets outside the U.S. would expose us to additional risks associated with international operations.

We believe that in the future, an opportunity for sales growth may come from the development of international sales. We may not be successful in these efforts, and other than our existing operations in

Canada, we presently have no commitment, agreement or plans relating to any product distribution or the development of selling operations outside of North America. International operations and sales subject us to risks and challenges that we would otherwise not face if we conducted our business only in the U.S. For example, we may depend on third parties to market our products through foreign sales channels, and we may be challenged by laws and business practices favoring local competitors. In addition, our ability to succeed in foreign markets will depend on our ability to protect our intellectual property. We must also adopt our pricing structure to address different pricing environments and may face difficulty in enforcing revenue collection internationally. To the extent we achieve significant sales outside of the U.S. in the future, we may have significant exposure to fluctuating foreign currency exchange rates.

We could have failures in our system of internal controls.

We maintain a documented system of internal controls which is reviewed and monitored by management, who meet regularly with our audit committee of the board of directors. We believe we have a well-designed system to maintain adequate internal controls on the business. We cannot assure you that there will not be any control deficiencies in the future. Should we become aware of any control deficiencies, we would report them to the audit committee and recommend prompt remediation. We have devoted significant resources to document, test, monitor and improve our internal controls and will continue to do so; however, we cannot be certain that these measures will ensure that our controls are adequate in the future or that adequate controls will be effective in preventing fraud. If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. Any failures in the effectiveness of our internal controls could have a material adverse effect on our financial condition or operating results or cause us to fail to meet reporting obligations.

Item 1B.               Unresolved Staff Comments

Not applicable.

Item 2.                        Properties

We own our principal executive offices and distribution facility, which is located at 456 North Fifth Street, Philadelphia, Pennsylvania, subject to a mortgage under the terms of which we owe approximately $2.8 million as of September 30, 2006. This facility consists of approximately 318,000 square feet, of which approximately 45,000 square feet is dedicated to office space and the remaining square footage is used for finished goods warehousing and distribution. On August 26, 2002, we entered into a ten-year lease for a facility located at 2001 Kitty Hawk Avenue, Philadelphia, Pennsylvania in the Philadelphia Naval Business Center. The area leased at this facility, which we use for raw material cutting, warehousing and distribution, consists of approximately 64,000 square feet of space. To facilitate our store growth in Canada, we entered into a three-year lease commencing November 1, 2002 for approximately 12,000 square feet of finished goods warehouse and distribution space in Mississauga, Ontario in Canada. We renewed the lease in Canada through October 31, 2007. We believe that these facilities will be adequate to support our anticipated distribution needs for the near term and, potentially, longer. In the event we need additional space to meet our future distribution needs, we believe that such space would be readily available. Our facilities are subject to state and local regulations that range from building codes to health and safety.

We lease our store premises for terms averaging from seven to ten years. Certain leases allow us to terminate or reduce our obligations at specified points in time in the event that the applicable store does not achieve a specified sales volume. Some of our store leases also provide for contingent payments based on sales volume, escalations of the base rent, as well as increases in operating costs, marketing costs and real estate taxes.

As of September 30, 2006, the following number of store leases are set to expire as listed in the table below. We do not expect the expiration of any leases to have a material adverse impact on our business or operations.

Fiscal Year Leases Expire	Number of Stores
2007	88
2008	100
2009	121
2010	110
2011	69
2012 and later	322
Total	810

In addition to the stores we operate, we have arrangements with department and specialty stores, including Babies ”R” Us, Bloomingdale’s, Macy’s and Sears, to operate maternity departments in their stores. These leased departments typically involve the lease partner collecting all of the revenue from the leased department. The revenue is remitted to us, less a fixed percentage of the volume earned by the lease partner as stipulated in the agreement. We provide at least some amount of staffing for each of the leased departments, with the amount varying depending on the specific arrangement.

Item 3.                        Legal Proceedings

On January 12, 2005, a purported class action was filed against us in the U.S. District Court for the District of Connecticut. The complaint alleged that, under applicable federal and state law, certain former and current employees should have received overtime compensation. The plaintiffs in this case sought unspecified actual damages, penalties and attorneys’ fees. We understand that similar proceedings have been brought against other retail companies. In July 2006, the parties settled the outstanding claims and entered into a confidential settlement agreement, and on August 1, 2006, the District Court approved the settlement and dismissed the case. The terms of the settlement did not and will not have a material adverse effect on our results of operation or financial position.

In addition, from time to time, we are named as a defendant in legal actions arising from our normal business activities. Litigation is inherently unpredictable and although the amount of any liability that could arise with respect to currently pending actions cannot be accurately predicted, we do not believe that the resolution of any pending action will have a material adverse effect on our financial position, results of operations or liquidity.

Item 4.                        Submission of Matters to a Vote of Security Holders

Not applicable.

PART II.

Item 5.                        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq Global Market under the symbol “MWRK.” The following table sets forth for the periods indicated below the reported high and low sales prices of our common stock as reported on the Nasdaq Global Market:

	High	Low
Fiscal Year Ended September 30, 2005:
Quarter ended December 31, 2004	$18.66	$11.75
Quarter ended March 31, 2005	15.59	12.43
Quarter ended June 30, 2005	15.00	11.58
Quarter ended September 30, 2005	13.66	10.00
Fiscal Year Ended September 30, 2006:
Quarter ended December 31, 2005	$13.19	$6.72
Quarter ended March 31, 2006	26.21	12.79
Quarter ended June 30, 2006	35.20	20.12
Quarter ended September 30, 2006	50.83	30.26

As of December 4, 2006, there were 917 holders of record and 2,695 estimated beneficial holders of our common stock.

We have not paid any cash dividends on our common stock since our initial public offering and do not anticipate paying cash dividends on our common stock in the foreseeable future. In addition, the terms of our 11 1/4% senior notes due 2010 (the “Senior Notes”) and our credit facility significantly restrict our ability to declare or pay dividends on our common stock. Even if we were not restricted under the terms of our Senior Notes or our credit facility from being able to pay dividends, any future payment of dividends would still be at the discretion of our Board of Directors and would be based upon certain restrictive financial covenants, earnings, capital requirements and our financial condition, among other factors, at the time any such dividend is considered.

Up to a total of 1,975,000 options may be issued under our 1987 Stock Option Plan. Under our 2005 Equity Incentive Plan (the “2005 Plan”), awards may be granted in the form of options, stock appreciation rights, restricted stock or restricted stock units. Up to 500,000 shares of our common stock may be issued in respect of awards under our 2005 Plan, with no more than 250,000 of those shares permitted to be issued in respect of restricted stock or restricted stock units granted under the 2005 Plan.

Item 6.                        Selected Consolidated Financial and Operating Data

The following tables set forth selected data pertaining to the consolidated statement of operations, operating, cash flow and other, and balance sheet as of and for the periods indicated. The selected consolidated statement of operations and balance sheet data for each of the five fiscal years presented below are derived from our consolidated financial statements. You should read this information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this report.

	Year Ended September 30,
	2006	2005	2004	2003	2002 (1)
	(in thousands, except per share amounts)
Statement of Operations Data:
Net sales	$602,744	$561,627	$518,051	$492,447	$453,159
Cost of goods sold (2)	288,082	277,453	242,751	227,961	214,659
Gross profit	314,662	284,174	275,300	264,486	238,500
Selling, general and administrative expenses (2)	284,334	269,936	252,030	228,466	205,355
Operating income	30,328	14,238	23,270	36,020	33,145
Interest expense, net (2)	14,534	15,293	14,765	14,469	13,961
Loss on extinguishment of debt (1)(2)	873	—	—	—	2,515
Income (loss) before income taxes	14,921	(1,055)	8,505	21,551	16,669
Income tax provision (benefit)	5,819	(880)	3,466	8,337	6,269
Net income (loss)	9,102	(175)	5,039	13,214	10,400
Dividends on preferred stock (1)	—	—	—	—	3,942
Net income (loss) available to common stockholders	$9,102	$(175)	$5,039	$13,214	$6,458
Net income (loss) per share—Basic	$1.70	$(0.03)	$0.97	$2.52	$1.65
Average shares outstanding—Basic	5,348	5,242	5,212	5,236	3,914
Net income (loss) per share—Diluted	$1.63	$(0.03)	$0.92	$2.34	$1.52
Average shares outstanding—Diluted	5,591	5,242	5,501	5,646	4,261

(1)          In August 2002, as part of a refinancing, we repurchased our existing 12 5/8% senior notes and Series A and Series C Preferred Stock and, in connection therewith, incurred $3.0 million of after-tax one-time charges, including approximately $2.6 million of non-cash charges.

(2)          Fiscal 2002 has been reclassified from amounts previously reported to conform to the current year presentation.

	Year Ended September 30,
	2006	2005	2004	2003	2002
	(unaudited; in thousands, except operating data and ratios)
Operating Data:
Comparable store sales increase (decrease) (1)	4.3%	(2.5)%	(4.9)%	0.3%	2.2%
Average net sales per gross square foot (2)	$305	$295	$311	$345	$362
Average net sales per store (2)	$570,000	$534,000	$537,000	$572,000	$589,000
Gross store square footage at period end (3)	1,532,000	1,579,000	1,569,000	1,451,000	1,231,000
Gross retail location square footage at period end (4)	1,819,000	1,874,000	1,693,000	1,541,000	1,313,000
Number of retail locations at period end:
Motherhood Maternity stores	659	690	717	688	616
Mimi Maternity stores	106	117	121	119	104
A Pea in the Pod stores	33	37	41	44	43
Destination Maternity superstores	12	8	4	—	—
Total stores	810	852	883	851	763
Leased departments	731	739	232	155	146
Total retail locations	1,541	1,591	1,115	1,006	909
Other Financial Data:
Adjusted EBITDA (5)	$51,715	$33,906	$40,579	$50,213	$45,422
Ratio of total debt to Adjusted EBITDA	2.3x	3.8x	3.2x	2.6x	2.8x
Ratio of Adjusted EBITDA to interest expense	3.6x	2.2x	2.7x	3.5x	3.3x
Cash flows provided by operating activities	42,413	7,324	18,256	36,139	31,056
Cash flows used in investing activities	(23,166)	(11,414)	(23,020)	(22,169)	(20,219)
Cash flows used in financing activities	(3,380)	(1,340)	(2,500)	(4,648)	(14,786)
Capital expenditures	13,933	17,644	21,540	25,344	12,242
Balance Sheet Data (at end of period):
Working capital	$83,772	$71,228	$67,833	$62,708	$55,214
Total assets	287,736	273,317	271,370	263,536	247,139
Total debt	118,349	128,856	127,917	128,047	128,282
Stockholders’ equity	80,700	63,328	62,903	58,858	45,708

(1)    Comparable store sales figures represent sales at retail locations that have been in operation by Mothers Work for at least twelve full months at the beginning of the period for which such data is presented. As used in this Form 10-K, “retail locations” include stores and leased departments, and exclude locations where Kohl’s sells our products under an exclusive product and license agreement.

(2)    Based on stores in operation by Mothers Work during the entire twelve-month period (which does not include leased department or licensed relationships).

(3)    Based on stores in operation by Mothers Work at the end of the period.

(4)    Based on all retail locations in operation at the end of the period.

(5)    Adjusted EBITDA represents operating income before deduction for the following non-cash charges: (i) depreciation and amortization expense; (ii) loss on impairment of long-lived assets; (iii) (gain) loss on disposal of assets; and (iv) stock-based compensation expense. We have presented Adjusted EBITDA to enhance your understanding of our operating results. Adjusted EBITDA is provided because management believes it is an important measure of financial performance used in the retail industry to measure operating results, to determine the value of companies within the industry and to define standards for borrowing from institutional lenders. We use Adjusted EBITDA as a measure of the performance of the Company. We provide Adjusted EBITDA to investors to assist them in performing their analysis of our historical operating results. Adjusted EBITDA reflects a measure of our operating results before consideration of certain non-cash charges and consequently, you should not construe Adjusted EBITDA as an alternative to net income (loss) or operating income as an indicator of our operating performance, or as an alternative to cash flows from operating activities as a measure of our liquidity, as determined in accordance with generally accepted accounting principles. We may calculate Adjusted EBITDA differently than other companies. Presented below is a reconciliation of net income (loss) and operating income (the most directly comparable financial measures calculated and presented in accordance with GAAP) to Adjusted EBITDA.

Reconciliation of Net Income (Loss) to Adjusted EBITDA
(in thousands)
(unaudited)

	Year Ended September 30,
	2006	2005	2004	2003	2002
Net income (loss)	$9,102	$(175)	$5,039	$13,214	$10,400
Add: income tax provision (benefit)	5,819	(880)	3,466	8,337	6,269
Add: interest expense, net	14,534	15,293	14,765	14,469	13,961
Add: loss on extinguishment of debt	873	—	—	—	2,515
Operating income	30,328	14,238	23,270	36,020	33,145
Add: depreciation and amortization expense	16,118	15,502	14,270	12,930	11,789
Add: loss on impairment of long-lived assets	2,612	3,440	1,816	616	303
Add: (gain) loss on disposal of assets	(139)	726	1,223	647	185
Add: stock-based compensation expense	2,796	—	—	—	—
Adjusted EBITDA	$51,715	$33,906	$40,579	$50,213	$45,422

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion should be read in conjunction with the consolidated financial statements and their related notes included elsewhere in this report.

We are the leading designer and retailer of maternity apparel in the United States with 1,541 retail locations, including 810 stores in all 50 states, Puerto Rico and Canada and 731 leased departments. We operate our stores under the Motherhood Maternity, Mimi Maternity, A Pea in the Pod and Destination Maternity retail concepts and also sell our merchandise on the Internet at our MaternityMall.com and our brand-specific websites, as well as through an exclusive product and license agreement with Kohl’s. In addition to our 810 stores, our retail locations include 731 leased departments within department and specialty stores. We design and contract manufacture approximately 90% of the merchandise we sell.

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

Inventories.   We value our inventories, which consist primarily of maternity apparel, at the lower of cost or market. Cost is determined on the first-in, first-out method (FIFO) and includes the cost of merchandise, freight, duty and broker fees. A periodic review of inventory quantities on hand is performed in order to determine if inventory is properly valued at the lower of cost or market. Factors related to current inventories such as future consumer demand and fashion trends, current aging, current analysis of merchandise based on receipt date, current and anticipated retail markdowns or wholesale discounts, and class or type of inventory are analyzed to determine estimated net realizable values. Criteria utilized by us to quantify aging trends include factors such as the amount of merchandise received within the past twelve months, merchandise received more than one year before with quantities on-hand in excess of 12 months of sales, and merchandise currently selling below cost. A provision is recorded to reduce the cost of inventories to its estimated net realizable value, if required. Inventories as of September 30, 2006 and 2005 totaled $94.3 million and $105.9 million, respectively, representing 32.8% and 38.8% of total assets, respectively. Given the significance of inventories to our consolidated financial statements, the determination of net realizable values is considered to be a critical accounting estimate. Any significant unanticipated changes in the factors noted above could have a significant impact on the value of our inventories and our reported operating results.

Long-Lived Assets.   Our long-lived assets consist principally of store leasehold improvements (included in the “Property, plant and equipment, net” line item in our consolidated balance sheets) and, to a much lesser extent, lease acquisition costs (included in the “Other intangible assets, net” line item in our consolidated balance sheets). These long-lived assets are recorded at cost and are amortized using the straight-line method over the shorter of the lease term or their useful life. Net long-lived assets as of September 30, 2006 and 2005 totaled $72.2 million and $77.1 million, respectively, representing 25.1% and 28.2% of total assets, respectively.

In assessing potential impairment of these assets, we periodically evaluate the historical and forecasted operating results and cash flows on a store-by-store basis. Newly opened stores may take time to generate positive operating and cash flow results. Factors such as (i) store type, that is, company store or leased department, (ii) store concept, that is, Motherhood, Mimi, A Pea in the Pod or Destination Maternity, (iii) store location, for example, urban area versus suburb, (iv) current marketplace awareness of our brands, (v) local customer demographic data, (vi) anchor stores within the mall in which our store is located and (vii) current fashion trends are all considered in determining the time frame required for a store to achieve positive financial results, which is assumed to be within two years from the date a store location is opened. If economic conditions are substantially different from our expectations, the carrying value of certain of our long-lived assets may become impaired. As a result of our impairment assessment, we recorded write-downs of long-lived assets of $2.6 million and $3.4 million during fiscal 2006 and fiscal 2005, respectively.

Goodwill.   The purchase method of accounting for business combinations requires the use of estimates and judgments to allocate the purchase price paid for acquisitions to the fair value of the net tangible and identifiable intangible assets. Goodwill represents the excess of the aggregate purchase price over the fair value of net assets acquired in business combinations and is separately disclosed in our consolidated balance sheets. As of both September 30, 2006 and 2005, goodwill totaled $50.4 million, representing 17.5% and 18.4% of total assets, respectively. In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill no longer be amortized, but instead be tested for impairment at least annually or as impairment indicators arise.

The impairment test requires us to compare the fair value of business reporting units to their carrying value, including assigned goodwill. In assessing potential impairment of goodwill, we have determined that we have one reporting unit for purposes of applying SFAS No. 142 based on our reporting structure. The fair value of our single reporting unit is determined based on the fair market value of our outstanding common stock on a control basis and, if necessary, an outside independent valuation is obtained to determine the fair value. The carrying value of our single reporting unit, expressed on a per share basis, is represented by the book value per share of our outstanding common stock. The results of the annual impairment tests performed as of September 30, 2006, 2005 and 2004 indicated the fair value of the reporting unit exceeded its carrying value. As part of the Company’s impairment analysis as of September 30, 2005, an outside independent valuation was obtained and the fair value of the Company’s single reporting unit exceeded the carrying value. As of September 30, 2006, our book value was $14.35 per share of outstanding common stock and the closing trading price of our common stock was $48.12 per share. If the per share fair value of our single reporting unit was less than the book value per share on September 30, 2006, our goodwill would likely have been impaired.

Accounting for Income Taxes.   As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process requires us to estimate our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciation of property and equipment and valuation of inventories, for tax and accounting purposes. We determine our provision for income taxes based on federal and state tax laws and regulations currently in effect, some of which have been recently revised. Legislation changes currently proposed by certain of the states in which we operate, if enacted, could increase our transactions or activities subject to tax. Any such legislation that becomes law could result in an increase in our state income tax expense and our state income taxes paid, which could have a material and adverse effect on our net income or cash flow.

The temporary differences between the book and tax treatment of income and expenses result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income. As of September 30, 2005, we determined that the deferred tax assets should reflect the state tax benefits for several of the states in which we are operating. This determination was made in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.” Actual results could differ from our assessments if adequate taxable income is not generated in future periods. Net deferred tax assets as of September 30, 2006 and 2005 totaled $18.6 million and $19.3 million, respectively, representing 6.5% and 7.1% of total assets, respectively. To the extent we believe that recovery is not more likely than not, we must establish a valuation allowance. To the extent we establish a valuation allowance or change the allowance in a future period, income tax expense will be impacted.

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

Results of Operations

The following table sets forth certain operating data from our consolidated statements of operations as a percentage of net sales and as a percentage change for the periods indicated:

	% of Net Sales (1)			% Increase (Decrease)
	Year Ended September 30,			Year Ended September 30,
	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
Net sales	100.0%	100.0%	100.0%	7.3%	8.4%
Cost of goods sold (2)	47.8	49.4	46.9	3.8	14.3
Gross profit	52.2	50.6	53.1	10.7	3.2
Selling, general and administrative expenses (3)	47.2	48.1	48.6	5.3	7.1
Operating income	5.0	2.5	4.5	113.0	(38.8)
Interest expense, net	2.4	2.7	2.9	(5.0)	3.6
Loss on extinguishment of debt	0.1	—	—	N.M.	0.0
Income (loss) before income taxes	2.5	(0.2)	1.6	N.M.	(112.4)
Income tax provision (benefit)	1.0	(0.2)	0.7	N.M.	(125.4)
Net income (loss)	1.5%	(0.0)%	1.0%	N.M.	(103.5)

N.M.—Not meaningful

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

The following table sets forth certain information regarding the number of our retail locations, including stores and leased maternity departments for the fiscal years indicated:

	Year Ended September 30,
	2006			2005			2004
Retail Locations	Stores	Leased Departments	Total Retail Locations	Stores	Leased Departments	Total Retail Locations	Stores	Leased Departments	Total Retail Locations
Beginning of period	852	739	1,591	883	232	1,115	851	155	1,006
Opened	17	39	56	27	517	544	93	81	174
Closed	(59)	(47)	(106)	(58)	(10)	(68)	(61)	(4)	(65)
End of period	810	731	1,541	852	739	1,591	883	232	1,115

Years Ended September 30, 2006 and 2005

Net Sales.   Our net sales for fiscal 2006 increased by 7.3%, or $41.1 million, to $602.7 million from $561.6 million for fiscal 2005. The increase in net sales for the fiscal year was primarily driven by increased comparable store sales, as well as increased sales from our proprietary Two Hearts Maternity collection, which expanded to an additional 497 Sears locations during late March 2005. We also realized sales increases from the full year contribution of our Oh Baby! by Motherhood licensed arrangement with Kohl’s, which launched during the second quarter of fiscal 2005, as well as from our internet sales and our marketing partnerships. Comparable store sales increased by 4.3% during fiscal 2006, based on 932 retail locations, versus a comparable store sales decrease of 2.5% during fiscal 2005, based on 832 retail locations.

As of September 30, 2006, we operated a total of 810 stores and 1,541 total retail locations: 659 Motherhood Maternity stores (including 97 Motherhood Maternity Outlet stores), 106 Mimi Maternity stores, 33 A Pea in the Pod stores, 12 Destination Maternity superstores, and 731 leased maternity departments, of which 549 were in Sears stores and the balance were primarily under the Motherhood brand. In addition, our Oh Baby! by Motherhood collection is available at Kohl’s stores throughout the United States. In comparison, as of September 30, 2005, we had 1,591 total retail locations: 690 Motherhood Maternity stores (including 99 Motherhood Maternity Outlet stores), 117 Mimi Maternity stores, 37 A Pea in the Pod stores, eight Destination Maternity superstores, and 739 leased departments. As of September 30, 2006, our store total included 48 multi-brand stores, including 12 Destination Maternity superstores, with the remaining multi-brand stores under the Mimi Maternity brand. In comparison, as of September 30, 2005, we operated 47 multi-brand stores, including eight Destination Maternity superstores. These multi-brand store figures for fiscal 2006 and fiscal 2005 exclude our A Pea in the Pod stores, which have traditionally carried a full line of both A Pea in the Pod and Mimi branded merchandise. During fiscal 2006, we opened 17 stores, including four multi-brand stores, and closed 59 stores, with 15 of these store closings related to multi-brand store openings. In addition, during fiscal 2006, the Company opened 39 leased department locations and closed 47 leased department locations.

Gross Profit.   Our gross profit for fiscal 2006 increased by 10.7%, or $30.5 million, to $314.7 million compared to $284.2 million for fiscal 2005, reflecting the increase in net sales as well as an increase in gross profit margin. Gross profit as a percentage of net sales (gross margin) was 52.2% for fiscal 2006, compared to 50.6% for fiscal 2005. The increase in gross margin of 1.6 percentage points compared to the prior year resulted primarily from a higher maintained gross margin in our stores, largely due to lower markdowns compared to last year, as well as the benefit of spreading product overhead costs over a larger sales volume, slightly offset by the lower gross margin associated with sales from our licensed arrangement with Kohl’s.

Selling, General and Administrative Expenses.   Our selling, general and administrative expenses for fiscal 2006 increased by 5.3%, or $14.4 million, to $284.3 million from $269.9 million for fiscal 2005. This increase in expense resulted primarily from increases in accrued incentive compensation expense related to improvements in our operating performance compared to fiscal 2005, stock-based compensation expense, rent and related expenses for our retail locations, and employee wages and benefits for our retail locations. As a percentage of net sales, selling, general and administrative expenses decreased to 47.2% for fiscal 2006 compared to 48.1% for fiscal 2005. This decrease in the expense percentage for the fiscal year resulted primarily from the favorable expense leverage from our comparable store sales increase, the additional sales from our Sears and Kohl’s relationships for the full year, and a continued sharp focus on expense control. This favorable expense leverage offset increases as a percentage of net sales in accrued incentive compensation expense and stock-based compensation expense. We incurred charges relating to store closings of $1.9 million for fiscal 2006 (primarily lease termination fees) as compared to $1.6 million for fiscal 2005. The majority of the store closing charges for fiscal 2006 and fiscal 2005 were for stores closed in connection with multi-brand store openings, with most of the store closing charges for fiscal 2006 related to the opening of our world flagship Destination Maternity store in New York City in February 2006. We incurred impairment charges for write-downs of long-lived assets of $2.6 million for fiscal 2006, as compared to $3.4 million for fiscal 2005. We also incurred $2.8 million of non-cash expenses related to stock-based compensation expense, including $2.5 million in selling, general and administrative expense, in fiscal 2006 versus none in fiscal 2005, since we adopted the provisions of SFAS No. 123(R), “Share-Based Payment,” as of the beginning of fiscal 2006.

Operating Income.   Our operating income for fiscal 2006 increased by 113.0%, or $16.1 million, to $30.3 million from $14.2 million for fiscal 2005, due to our increased sales volume and higher gross margin, which more than offset the impact of increased selling, general and administrative expenses. Operating income as a percentage of net sales (operating income margin) for fiscal 2006 increased to 5.0% from 2.5% for fiscal 2005. Excluding non-cash stock-based compensation expense, our operating income for fiscal 2006 was $33.1 million, which represents a 5.5% adjusted operating income margin. We were not required to recognize, and therefore did not recognize, any non-cash stock-based compensation expense in fiscal 2005. The increase in operating income margin was primarily due to our increased gross margin and, to a lesser extent, due to favorable leverage of operating expenses resulting from increased sales.

Interest Expense, Net.   Our net interest expense for fiscal 2006 decreased by 5.0%, or $0.8 million, to $14.5 million from $15.3 million in fiscal 2005. The decrease in interest expense resulted primarily from our increased balance of cash and short-term investments and the resulting increased interest income. During fiscal 2006, our average level of direct borrowings under our credit facility was $0.3 million, but we did not have any direct borrowings under our credit facility as of September 30, 2006. During fiscal 2005, our average level of direct borrowings under our credit facility was $3.1 million.

Loss on Extinguishment of Debt.   In August and September 2006, we repurchased $10.0 million principal amount of our outstanding Senior Notes. The $10.0 million Senior Note repurchase resulted in a fourth quarter pre-tax charge of $0.9 million, representing the premium paid plus the write-off of unamortized debt issuance discount and deferred financing costs.

Income Taxes.   Our effective tax rate was a provision of 39.0% in fiscal 2006, compared to a benefit of 83.4% in fiscal 2005, which reflected the recognition of certain state deferred tax assets in fiscal 2005. See Note 13 of the Notes to Consolidated Financial Statements for the reconciliation of the statutory federal income tax rate to our effective tax rate.

Net Income (Loss).   Net income for fiscal 2006 was $9.1 million, or $1.63 per share (diluted), compared to a net loss of $0.2 million for fiscal 2005, or $(0.03) per share (diluted). Excluding the debt extinguishment charge, net income for fiscal 2006 was $9.6 million, or $1.72 per share (diluted). Excluding the debt extinguishment charge and non-cash stock-based compensation expense, net income for fiscal 2006 was $11.3 million, or $2.03 per share (diluted). We had no debt extinguishment charges in fiscal 2005 and we did not recognize any non-cash stock-based compensation expense in fiscal 2005.

The average diluted shares outstanding of 5,591,000 shares for fiscal 2006 was 6.7% higher than the 5,242,000 shares outstanding for fiscal 2005. The increase in average diluted shares outstanding primarily reflects the dilutive impact of outstanding stock options in fiscal 2006 due to the net income for fiscal 2006, compared to no dilutive impact from outstanding stock options in fiscal 2005 due to the net loss for fiscal 2005.

Years Ended September 30, 2005 and 2004

Net Sales.   Our net sales for fiscal 2005 increased by 8.4%, or approximately $43.5 million, to $561.6 million from $518.1 million for fiscal 2004. Net sales increased primarily due to sales from our new Oh Baby! by Motherhood licensed arrangement with Kohl’s, which began during the second quarter of fiscal 2005, and sales from the expansion of our proprietary Two Hearts Maternity collection to an additional 497 Sears locations during late March 2005, partially offset by a decrease in comparable store sales. Comparable store sales decreased by 2.5% during fiscal 2005, based on 832 retail locations, versus a comparable store sales decrease of 4.9% during fiscal 2004, based on 765 retail locations. The decrease in comparable store sales in fiscal 2005 reflected continued strong competitive pressures in the maternity apparel market. We believe this increased competition caused an oversupply of maternity apparel in the market and that the increasingly deep markdowns taken by our competitors to stimulate sales and clear seasonal inventories further adversely affected our net sales for fiscal 2005.

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

Selling, General and Administrative Expenses.   Our selling, general and administrative expenses for fiscal 2005 increased by 7.1%, or $17.9 million, to $269.9 million from $252.0 million for fiscal 2004. Compared to fiscal 2004, rent and related expenses for our retail locations, including sales-based payments for our leased departments, increased by $6.0 million and employee wages and benefits for our retail locations increased by $3.3 million, primarily resulting from our new store openings. As a percentage of net sales, selling, general and administrative expenses decreased to 48.1% for fiscal 2005 compared to 48.6% for fiscal 2004. This decrease in the expense percentage for the full year resulted primarily from the favorable expense leverage from the addition of our licensed business, which was offset by the negative expense leverage resulting from our 2.5% decrease in comparable store sales, as well as increased charges for store asset impairments, increased professional fees related to our Sarbanes-Oxley Section 404 compliance program, and higher legal expenses. We incurred impairment charges for write-downs of long-lived assets of $3.4 million for fiscal 2005 as compared to $1.8 million for fiscal 2004. In addition, we incurred charges relating to store closings of $1.6 million for fiscal 2005 (of which $0.5 million represented non-cash long-lived asset write-offs) as compared to $1.8 million for fiscal 2004 (of which $1.2 million represented non-cash long-lived asset write-offs). Most of these fiscal 2005 store closing charges related to multi-brand store openings. Professional fees related to our Sarbanes-Oxley Section 404 compliance program totaled $1.6 million for fiscal 2005. During fiscal 2005, we also recorded a charge of $0.3 million to reduce the carrying values of facilities in Costa Rica, which are being marketed for sale, to their estimated realizable values.

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

The average diluted shares outstanding of 5,242,000 shares for fiscal 2005 was 4.7% lower than the 5,501,000 shares outstanding for fiscal 2004. The decrease in average diluted shares outstanding reflects no dilutive impact from outstanding stock options in fiscal 2005 due to the net loss for fiscal 2005, compared to the dilutive impact in fiscal 2004, when we generated net income.

Liquidity and Capital Resources

Our cash needs have primarily been for: (i) debt service, (ii) capital expenditures, including leasehold improvements, fixtures and equipment for new stores, store relocations and expansions of our existing stores, as well as improvements and new equipment for our distribution and corporate facilities and information systems, and (iii) working capital, including inventory to support our new business initiatives and our new and existing retail locations. We have historically financed these capital requirements from cash flows from operations, borrowings under our credit facility or available cash balances.

In August 2002, we issued $125.0 million of 11 1/4% senior notes due 2010 (the “Senior Notes”). The Senior Notes were issued at 98.719% of their face amount, resulting in an annual effective interest rate of 11.50%. Interest on the Senior Notes is payable semi-annually in cash on February 1 and August 1, commencing on February 1, 2003. The Senior Notes were issued by Mothers Work, are senior unsecured obligations of Mothers Work and are unconditionally guaranteed on a senior basis by all of our domestic subsidiaries (see Note 15 of the Notes to Consolidated Financial Statements). The Senior Notes are redeemable at our option, in whole or in part, at any time on or after August 1, 2006 at 105.625% of their face amount, plus accrued and unpaid interest, declining ratably to 100% of their face amount, plus accrued and unpaid interest, on or after August 1, 2009. The Senior Notes impose certain restrictions on our ability to, among other things, incur additional indebtedness, pay dividends, repurchase stock, and enter into other various types of transactions. In August 2006, our Board of Directors authorized the repurchase of up to $10.0 million principal amount of the Senior Notes. During August and September 2006, we completed the repurchase of the authorized amount in two transactions at an aggregate of 105.832% of the $10.0 million principal amount, plus accrued and unpaid interest. In November 2006, our Board of Directors authorized the repurchase of an additional $25.0 million principal amount of the Senior Notes. On December 8, 2006, we completed the repurchase of the authorized amount at 105.625% of the $25.0 million principal amount, plus accrued and unpaid interest. After giving effect to both the $10.0 million repurchase in fiscal 2006 and the $25.0 million redemption completed on December 8, 2006, we have $90.0 million remaining outstanding principal amount of the original $125.0 million principal amount of our Senior Notes.

Cash and cash equivalents increased by $15.9 million during fiscal 2006 compared to a decrease of $5.4 million during fiscal 2005. Cash and cash equivalents plus short-term investments increased by $25.3 million during fiscal 2006 compared to a decrease of $11.8 million during fiscal 2005. Cash provided by operations of $42.4 million for fiscal 2006 increased by $35.1 million from $7.3 million for fiscal 2005. This increase in cash provided by operations versus the prior year was primarily the result of cash generated by reducing inventories in fiscal 2006 compared to an increase in inventories during fiscal 2005. Total inventories as of September 30, 2006 were $94.3 million, a decrease of approximately $11.6 million or 11.0% below the $105.9 million inventories balance as of September 30, 2005. During fiscal 2006, we used our cash provided by operations primarily to increase our cash and cash equivalents, to pay for capital expenditures, and to increase our short-term investments. Cash provided by operations of $7.3 million for fiscal 2005 decreased by approximately $11.0 million from $18.3 million for fiscal 2004. This decrease was primarily the result of decreased net income, as well as a larger use of cash for operating capital compared to fiscal 2004, primarily related to inventories and, to a lesser extent, trade receivables. Total inventories as of September 30, 2005 were $105.9 million, an increase of $13.2 million or 14.2% over the $92.7 million inventory balance as of September 30, 2004. This increase in inventories was driven largely by inventory for our new initiatives with Kohl’s and Sears, as well as intentionally bringing in Fall merchandise earlier than in fiscal 2004 to enable earlier positioning of Fall merchandise in our stores. During fiscal 2005, we funded our capital expenditures through cash provided by operations, as well as the utilization of net proceeds from the sales (net of purchases) of short-term investments and the utilization of a portion of our balance of cash and cash equivalents. For fiscal 2006, we spent $13.9 million on capital expenditures, including $11.5 million for leasehold improvements, fixtures and equipment principally for new store facilities, as well as improvements to existing stores, and $2.4 million for our distribution and corporate facilities and information systems. This compares to $17.6 million in capital expenditures for fiscal 2005, of which $13.4 million was spent for new store facilities and improvements to existing stores and retail locations, and $4.2 million for our distribution and corporate facilities and information systems. The decrease in capital expenditures was primarily due to decreased expenditures for new stores and decreased expenditures for distribution facilities and information systems compared to last year.

On October 15, 2004, we entered into a new five-year $60.0 million senior secured revolving credit facility (the “Credit Facility”) which replaced our former $60 million credit facility. The Credit Facility will mature on October 15, 2009. Upon our request and with the consent of the lender, permitted borrowings under the Credit Facility may be increased up to an additional $15.0 million, in increments of $2.5 million, up to a maximum limit of $75.0 million. Proceeds from advances under the Credit Facility, with certain restrictions, may be used to provide financing for working capital, letters of credit, capital expenditures, debt prepayments, dividends, share repurchases and other general corporate purposes. We paid certain closing fees in connection with the negotiation and execution of the Credit Facility. We also pay an unused line fee under the Credit Facility and certain early termination fees would be owed if the Credit Facility is terminated prior to its third anniversary. The Credit Facility contains various affirmative and negative covenants and representations and warranties. There are no financial covenant requirements under the Credit Facility unless either (i) Excess Availability (as defined in the agreement) falls below $10 million, or (ii) average Financial Covenant Adjusted Availability (as defined in the agreement) for any calendar month is less than $15 million. If either of the events in item (i) or (ii) above occurs, we would be required to meet a certain minimum fixed charge coverage ratio (which increases from 1.00x during the first two years of the Credit Facility to 1.10x during the fifth year of the Credit Facility). During all of fiscal 2006 and 2005, we exceeded the requirements for the Excess Availability and average Financial Covenant Adjusted Availability. The Credit Facility is secured by a security interest in our accounts receivable, inventory, real estate interests, letter of credit rights, cash, intangibles and certain other assets. The interest rate on outstanding borrowings is equal to, at our election, either the lender’s prime rate or the lender’s LIBOR rate plus the applicable margin. The applicable margin for LIBOR rate borrowings is variable, ranging from 1.25% to 1.75%, based upon the availability calculation made in accordance with the agreement. The applicable margin for LIBOR rate borrowings, based upon the availability calculation made in accordance with the agreement, has been 1.25% since the inception of the Credit Facility. Any amounts outstanding under the Credit Facility may be accelerated and become due and payable immediately and all loan and letter of credit commitments thereunder may be terminated upon an event of default and expiration of any applicable cure period. Events of default include: (i) nonpayment of obligations due under the Credit Facility, (ii) failure to perform any covenant or agreement contained in the Credit Facility, (iii) material misrepresentations, (iv) failure to pay, or certain other defaults under other material indebtedness, (v) certain bankruptcy or insolvency events, (vi) a change of control, (vii) material uninsured losses, (viii) indictments of us or senior management in a material forfeiture action, and (ix) customary ERISA defaults, among others.

As of September 30, 2006, outstanding borrowings under the Credit Facility consisted of no direct borrowings and $8.5 million in letters of credit with $51.5 million of availability under the credit line, compared to no direct borrowings and $8.4 million in letters of credit with $51.6 million of availability under the credit line as of September 30, 2005. Borrowings under the Credit Facility as of September 30, 2006 would have borne interest at a rate of between approximately 6.57% and 8.25% per annum. During fiscal 2006 and 2005, our average level of direct borrowings under the Credit Facility was $0.3 million and $3.1 million, respectively. We expect that we may have borrowings under our Credit Facility during certain periods of fiscal 2007, reflecting seasonal and other timing variations in cash flow.

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

Contractual Obligations and Commercial Commitments

We have entered into agreements that create contractual obligations and commercial commitments. These obligations and commitments will have an impact on future liquidity and the availability of capital resources. The tables below set forth a summary of these obligations and commitments as of September 30, 2006 (in thousands):

Contractual Obligations:

		Payments Due by Period
Description	Total Obligations (1)	Less Than One Year	One to Three Years	Three to Five Years	After Five Years
Long-term debt	$118,630	$312	$660	$115,643	$2,015
Interest related to long-term debt (2)	51,807	12,959	25,903	12,945	—
Operating leases (3)	292,703	55,195	95,699	71,465	70,344
Capital lease obligations	612	524	88	—	—
Purchase obligations (4)	80,677	80,677	—	—	—
Total contractual cash obligations	$544,429	$149,667	$122,350	$200,053	$72,359

(1)          The amounts in this table exclude obligations under employment agreements. For a discussion of the employment agreements with certain of our executive officers, see the information contained under the caption “Employment Agreements” in our Proxy Statement, which will be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders scheduled to be held on January 19, 2007.

(2)          Excludes interest under long-term debt obligations where such interest is calculated on a variable basis. The Company had $2.8 million principal amount of such variable interest long-term debt obligations as of September 30, 2006.

(3)          Includes store operating leases, which generally provide for payment of direct operating costs in addition to rent. The amounts reflected include future minimum lease payments and exclude such direct operating costs.

(4)          Our purchase orders with contract manufacturers are cancelable by us at any time prior to our acceptance of the merchandise. Excludes purchase orders for supplies in the normal course of business.

Commercial Commitments:

		Amount of Commitment Per Period
Description	Total Obligations	Less Than One Year	One to Three Years	Three to Five Years	After Five Years
Credit facility (1)	$8,460	$8,460	$—	$—	$—
Other standby letters of credit	—	—	—	—	—
Total commercial commitments	$8,460	$8,460	$—	$—	$—

(1)          Consists of outstanding letter of credit commitments.

New Accounting Pronouncements

SFAS No. 154

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No.154 provides guidance on the accounting for and reporting of accounting changes and error corrections. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted. We will adopt SFAS No. 154 effective as of October 1, 2006.

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

EITF Issue 06-3

In June 2006, the Emerging Issues Task Force (“EITF”) issued EITF Issue 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” EITF Issue 06-3 provides guidance related to the presentation in financial statements of any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer, including, but not limited to, sales, use, value added, and some excise taxes. The EITF concluded that the presentation of taxes within the scope of EITF Issue 06-3 on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed. In addition, the aggregate amount of any such taxes that are reported on a gross basis should be disclosed in interim and annual financial statements. The guidance in EITF Issue 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. We presently report taxes within the scope of EITF Issue 06-3 on a net basis and adoption is not expected to have an impact on our consolidated financial statements.

Inflation

We do not believe that the relatively moderate levels of inflation which have been experienced in the United States in recent years have had a significant effect on our net sales or profitability. However, there can be no assurance that our business will not be affected by inflation in the future.

Forward-Looking Statements

Some of the information in this report, including the information incorporated by reference (as well as information included in oral statements or other written statements made or to be made by us), contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements involve a number of risks and uncertainties. A number of factors could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, but are not limited to: the level of success of our new business initiatives, future sales trends in our existing retail locations, changes in consumer spending patterns, raw material price increases, overall economic conditions, our ability to anticipate and respond to fashion trends and consumer preferences, anticipated fluctuations in our operating results, the impact of competition and pricing, availability of suitable store locations, continued availability of capital and financing, ability to hire and develop senior management and sales associates, ability to develop and source merchandise, ability to receive production from foreign sources on a timely basis, potential stock repurchases, potential debt repurchases, war or acts of terrorism and other factors referenced in this report, including those set forth under the caption “Item 1A. Risk Factors.”

In addition, these forward-looking statements necessarily depend upon assumptions, estimates and dates that may be incorrect or imprecise and involve known and unknown risks, uncertainties and other factors. Accordingly, any forward-looking statements included in this report do not purport to be predictions of future events or circumstances and may not be realized. Forward-looking statements can be identified by, among other things, the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “pro forma,” “anticipates,” “intends,” “continues,” “could,” “estimates,” “plans,” “potential,” “predicts,” “goal,” “objective,” or the negative of any of these terms, or comparable terminology, or by discussions of our outlook, plans, goals, strategy or intentions. Forward-looking statements speak only as of the date made. Except as required by applicable law, including the securities laws of the United States and the rules and regulations of the Securities and Exchange Commission, we assume no obligation to update any of these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting these forward-looking statements.

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

As of September 30, 2006, we had cash, cash equivalents and short-term investments of $28.3 million, which include money market accounts and auction rate securities that bear interest at variable rates. A change in market interest rates earned on the cash, cash equivalents and short-term investments impacts the interest income and cash flows, but does not significantly impact the fair market value of the financial instruments. Due to the average maturity and conservative nature of our investment portfolio, we believe a sudden change in interest rates would not have a material effect on the value of our investment portfolio.

As of September 30, 2006, the principal components of our debt portfolio were the $115.0 million principal amount of Senior Notes due 2010 and the $60.0 million Credit Facility, both of which are denominated in U.S. dollars. The fair value of the debt portfolio is referred to as the “debt value.” The Senior Notes bear interest at a fixed rate of 11 1/4%. Although a change in market interest rates would not affect the interest incurred or cash flow related to this fixed rate portion of the debt portfolio, the debt value would be affected.

Our Credit Facility carries a variable interest rate that is tied to market indices. As of September 30, 2006, we had no direct borrowings and $8.5 million of letters of credit outstanding under our Credit Facility. Borrowings under the Credit Facility would have borne interest at a rate of between approximately 6.57% and 8.25% per annum, as of September 30, 2006. Any future borrowings under the Credit Facility would, to the extent of outstanding borrowings, be affected by changes in market interest rates. A change in market interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the value of the financial instrument.

The sensitivity analysis as it relates to the fixed rate portion of our debt portfolio assumes an instantaneous 100 basis point move in interest rates from their levels as of September 30, 2006, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the value of the debt by approximately $3.5 million as of September 30, 2006. A 100 basis point decline in market interest rates would cause the debt value to increase by approximately $3.5 million as of September 30, 2006.

Based on the variable rate debt included in our debt portfolio as of September 30, 2006, a 100 basis point increase in interest rates would result in additional interest incurred for the year of less than $0.1 million. A 100 basis point decrease in interest rates would correspondingly lower our interest expense for the year by less than $0.1 million.

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

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.                Controls and Procedures

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to our management on a timely basis to allow decisions regarding required disclosure. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2006. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2006, these controls and procedures were effective.

Internal Control over Financial Reporting

(a)   Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management assessed the Company’s internal control over financial reporting as of September 30, 2006, the end of the Company’s fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and the Company’s overall control environment.

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

We have audited management’s assessment, included in Management’s Annual Report on Internal Control over Financial Reporting presented above, that Mothers Work, Inc. maintained effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Mothers Work, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Mothers Work, Inc. maintained effective internal control over financial reporting as of September 30, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Mothers Work, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Mothers Work, Inc. and subsidiaries as of

September 30, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended September 30, 2006 and the related financial statement schedule, and our report dated December 13, 2006 expressed an unqualified opinion on those consolidated financial statements and the related financial statement schedule.

/s/ KPMG LLP
Philadelphia, Pennsylvania
December 13, 2006

(c)   Change in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting identified in connection with management’s evaluation that occurred during the last fiscal quarter ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.               Other Information

None.

PART III.

Item 10.                 Directors and Executive Officers of the Registrant

Information concerning directors, appearing under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement (the “Proxy Statement”) will be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders scheduled to be held on January 19, 2007, and information concerning executive officers, appearing under the caption “Item 1. Business—Executive Officers of the Company” in Part I of this Form 10-K, is incorporated herein by reference in response to this Item 10.

The Board of Directors has adopted a Code of Business Conduct and Ethics, which was filed as an exhibit to the fiscal 2003 Form 10-K. We intend to satisfy the amendment and waiver disclosure requirements under applicable securities regulations by posting any amendments of, or waivers to, the Code of Business Conduct and Ethics on our web site.

Item 11.                 Executive Compensation

The information contained in the Proxy Statement from the section titled “Compensation Committee Report on Executive Compensation” up to, but not including, the section titled “Security Ownership of Certain Beneficial Owners and Management,” with respect to executive compensation, and in the section titled “Compensation of Directors” with respect to director compensation, is incorporated herein by reference in response to this Item 11.

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

Not applicable.

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
*3.1

Amended and Restated Certificate of Incorporation of the Company (effective March 10, 1993) (Exhibit 3.3 to the Company’s Registration Statement on Form S-1, Registration No. 33-57912, dated February 4, 1993).

*3.2	By-Laws of the Company (as amended through October 9, 2005) (Exhibit 3.2 to the Company’s Current Report on Form 8-K dated October 9, 2005).
*3.3

Amendment to the Amended and Restated Certificate of Incorporation of the Company dated February 11, 2003 (Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (the “March 2003 Form 10-Q”)).

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

†*10.1	1994 Director Stock Option Plan (Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1994).
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

*10.5

Note dated as of February 14, 1996 from the Company to PIDC Local Development Corporation (Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1996 (the “1996 Form 10-K”)).

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

†*10.10	1987 Stock Option Plan (as amended and restated) (Exhibit 4.1 to the Company’s Registration Statement on Form S-8, Registration No. 333-59529, dated July 21, 1998).
†*10.11	Amendment to the Company’s 1987 Stock Option Plan, as amended and restated, effective as of November 13, 2002 (Exhibit 10.25 to the Company’s March 2003 Form 10-Q).
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
*10.18

First Modification Agreement dated as of September 26, 2005 by and among Mothers Work, Inc., Cave Springs, Inc., Mothers Work Canada, Inc., and Fleet Retail Group, LLC. (Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2005).

†*10.19

Amendment to Amended and Restated Employment Agreement dated as of December 29, 2005, between Mothers Work, Inc. and Dan W. Matthias (Exhibit 10.19 to the Company’s Current Report on Form 8-K dated December 29, 2005 (the “December 29, 2005 Form 8-K”)).

†*10.20	Amendment to Amended and Restated Employment Agreement dated as of December 29, 2005, between Mothers Work, Inc. and Rebecca C. Matthias (Exhibit 10.20 to the December 29, 2005 Form 8-K).
†*10.21

Form of Waiver of Rights Under Company’s 1987 Stock Option Plan and 1994 Director Stock Option Plan executed by each of the Company’s Non-Management Directors (Exhibit 10.21 to the December 29, 2005 Form 8-K).

†*10.22	Form of Waiver of Rights Under Company’s 1987 Stock Option Plan executed by certain of the Company’s executive officers (Exhibit 10.22 to the December 29, 2005 Form 8-K).

†*10.23

Second Amendment to Amended and Restated Employment Agreement dated as of May 8, 2006, between Mothers Work, Inc. and Dan W. Matthias (Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (the “March 2006 Form 10-Q”)).

†*10.24	Second Amendment to Amended and Restated Employment Agreement dated as of May 8, 2006, between Mothers Work, Inc. and Rebecca C. Matthias (Exhibit 10.5 to the March 2006 Form 10-Q).
†*10.25

Letter Agreement dated as of November 14, 2006 between Mothers Work, Inc. and Dan W. Matthias (Exhibit 10.19 to the Company’s Current Report on Form 8-K dated November 14, 2006 (the “November 14, 2006 Form 8-K”)).

†*10.26	Letter Agreement dated as of November 14, 2006 between Mothers Work, Inc. and Rebecca C. Matthias (Exhibit 10.20 to the November 14, 2006 Form 8-K).
†10.27	Company’s 2005 Equity Incentive Plan (as amended through October 9, 2006)
†10.28	Form of Restricted Stock Award Agreement under the Company’s 2005 Equity Incentive Plan.
†10.29	Form of Non-Qualified Stock Option Agreement under the Company’s 2005 Equity Incentive Plan.
*14	Code of Business Conduct and Ethics (Exhibit 14 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2003 (the “2003 Form 10-K”)).
*21	Subsidiaries of the Company (Exhibit 21 to the 2003 Form 10-K).
23	Consent of KPMG LLP.
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Executive Vice President—Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Executive Vice President—Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                    Incorporated by reference.

†                    Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Philadelphia, Commonwealth of Pennsylvania, on December 13, 2006.

MOTHERS WORK, INC.
By:	/s/ DAN W. MATTHIAS
Dan W. Matthias
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
By:	/s/ EDWARD M. KRELL
Edward M. Krell
Executive Vice President—Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on December 13, 2006, in the capacities indicated:

/s/ DAN W. MATTHIAS	Chairman of the Board, Chief Executive Officer and Director
Dan W. Matthias	(Principal Executive Officer)
/s/ REBECCA C. MATTHIAS	President, Chief Operating Officer and Director
Rebecca C. Matthias
/s/ EDWARD M. KRELL	Executive Vice President—Chief Financial Officer
Edward M. Krell	(Principal Financial and Accounting Officer)
/s/ JOSEPH A. GOLDBLUM	Director
Joseph A. Goldblum
/s/ ELAM M. HITCHNER, III	Director
Elam M. Hitchner, III
/s/ ANNE T. KAVANAGH	Director
Anne T. Kavanagh
/s/ DAVID SCHLESSINGER	Director
David Schlessinger
/s/ WILLIAM A. SCHWARTZ, JR.	Director
William A. Schwartz, Jr.

MOTHERS WORK, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Mothers Work, Inc.:

We have audited the accompanying consolidated balance sheets of Mothers Work, Inc. and subsidiaries as of September 30, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended September 30, 2006. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule, Valuation and Qualifying Accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mothers Work, Inc. and subsidiaries as of September 30, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2006, in conformity with U.S generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2, the Company adopted SFAS No. 123(R), “Share-Based Payment,” effective October 1, 2005 using the modified prospective method.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Mothers Work, Inc.’s internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 13, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania
December 13, 2006

MOTHERS WORK, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30,
	2006	2005
ASSETS
Current assets
Cash and cash equivalents	$18,904	$3,037
Short-term investments	9,425	—
Trade receivables	11,631	7,681
Inventories	94,259	105,911
Deferred income taxes	6,018	6,015
Prepaid expenses and other current assets	8,395	4,816
Total current assets	148,632	127,460
Property, plant and equipment, net	71,430	76,173
Assets held for sale	700	925
Other assets
Goodwill	50,389	50,389
Deferred financing costs, net of accumulated amortization of $1,927 and $1,379	2,795	3,697
Other intangible assets, net of accumulated amortization of $2,413 and $2,481	726	878
Deferred income taxes	12,543	13,261
Other non-current assets	521	534
Total other assets	66,974	68,759
Total assets	$287,736	$273,317
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Line of credit borrowings	$—	$—
Current portion of long-term debt	814	769
Accounts payable	19,593	19,900
Accrued expenses and other current liabilities	44,453	35,563
Total current liabilities	64,860	56,232
Long-term debt	117,535	128,087
Deferred rent and other non-current liabilities	24,641	25,670
Total liabilities	207,036	209,989
Commitments and contingencies (Note 14)
Stockholders’ equity
Preferred stock, 2,000,000 shares authorized
Series A cumulative convertible preferred stock, $.01 par value, 41,000 shares authorized, none outstanding	—	—
Series B junior participating preferred stock, $.01 par value; 300,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value; 20,000,000 shares authorized, 5,624,374 and 5,268,535 shares issued and outstanding, respectively	56	53
Additional paid-in capital	71,431	63,164
Retained earnings	9,213	111
Total stockholders’ equity	80,700	63,328
Total liabilities and stockholders’ equity	$287,736	$273,317

The accompanying notes are an integral part of these Consolidated Financial Statements.

MOTHERS WORK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended September 30,
	2006	2005	2004
Net sales	$602,744	$561,627	$518,051
Cost of goods sold	288,082	277,453	242,751
Gross profit	314,662	284,174	275,300
Selling, general and administrative expenses	284,334	269,936	252,030
Operating income	30,328	14,238	23,270
Interest expense, net	14,534	15,293	14,765
Loss on extinguishment of debt	873	—	—
Income (loss) before income taxes	14,921	(1,055)	8,505
Income tax provision (benefit)	5,819	(880)	3,466
Net income (loss)	$9,102	$(175)	$5,039
Net income (loss) per share—Basic	$1.70	$(0.03)	$0.97
Average shares outstanding—Basic	5,348	5,242	5,212
Net income (loss) per share—Diluted	$1.63	$(0.03)	$0.92
Average shares outstanding—Diluted	5,591	5,242	5,501

The accompanying notes are an integral part of these Consolidated Financial Statements.

MOTHERS WORK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock			Retained
	Number of Shares	Amount	Additional Paid-in Capital	Earnings (Accumulated Deficit)	Total
Balance as of September 30, 2003	5,231	$52	$63,559	$(4,753)	$58,858
Exercise of stock options	51	1	275	—	276
Repurchase and retirement of common shares	(75)	(1)	(1,774)	—	(1,775)
Tax benefit from stock option exercises	—	—	311	—	311
Non-cash compensation	—	—	194	—	194
Net income	—	—	—	5,039	5,039
Balance as of September 30, 2004	5,207	52	62,565	286	62,903
Exercise of stock options	62	1	484	—	485
Tax benefit from stock option exercises	—	—	115	—	115
Net loss	—	—	—	(175)	(175)
Balance as of September 30, 2005	5,269	53	63,164	111	63,328
Stock-based compensation	—	—	1,374	—	1,374
Exercise of stock options and warrants	355	3	4,910	—	4,913
Tax benefit from stock option exercises	—	—	1,983	—	1,983
Net income	—	—	—	9,102	9,102
Balance as of September 30, 2006	5,624	$56	$71,431	$9,213	$80,700

The accompanying notes are an integral part of these Consolidated Financial Statements.

MOTHERS WORK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended September 30,
	2006	2005	2004
Cash Flows from Operating Activities
Net income (loss)	$9,102	$(175)	$5,039
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	16,118	15,502	14,270
Stock-based compensation expense	2,796	—	—
Loss on impairment of long-lived assets	2,612	3,440	1,816
(Gain) loss on disposal of assets	(139)	726	1,223
Loss on extinguishment of debt	873	—	—
Accretion of discount on notes	186	167	149
Deferred income tax provision (benefit)	715	(1,299)	2,329
Tax benefit from stock option exercises	—	115	311
Amortization of deferred financing costs	689	588	415
Other	—	—	224
Changes in assets and liabilities:
Decrease (increase) in—
Trade receivables	(3,950)	(3,299)	(526)
Inventories	11,652	(13,168)	(8,238)
Prepaid expenses and other assets	(3,566)	1,389	(2,031)
Increase (decrease) in—
Accounts payable, accrued expenses and other current liabilities	7,226	3,943	(824)
Deferred rent and other non-current liabilities	(1,901)	(605)	4,099
Net cash provided by operating activities	42,413	7,324	18,256
Cash Flows from Investing Activities
Purchase of short-term investments	(97,555)	(7,000)	(54,075)
Proceeds from sale of short-term investments	88,130	13,400	52,675
Capital expenditures	(13,933)	(17,644)	(21,540)
Proceeds from sale of assets held for sale	225	—	—
Purchase of intangible assets	(33)	(170)	(80)
Net cash used in investing activities	(23,166)	(11,414)	(23,020)
Cash Flows from Financing Activities
Increase (decrease) in cash overdrafts	1,077	(166)	684
Repayment of long-term debt	(10,770)	(666)	(279)
Premium on repurchase of long-term debt	(583)	—	—
Repurchase of common stock	—	—	(1,775)
Payout for redeemed Series A preferred stock	—	(373)	(1,362)
Deferred financing costs	—	(620)	(44)
Proceeds from exercise of stock options	4,913	485	276
Excess tax benefit from exercise of stock options	1,983	—	—
Net cash used in financing activities	(3,380)	(1,340)	(2,500)
Net Increase (Decrease) in Cash and Cash Equivalents	15,867	(5,430)	(7,264)
Cash and Cash Equivalents, Beginning of Year	3,037	8,467	15,731
Cash and Cash Equivalents, End of Year	$18,904	$3,037	$8,467

The accompanying notes are an integral part of these Consolidated Financial Statements.

MOTHERS WORK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                 NATURE OF BUSINESS

Mothers Work, Inc. and subsidiaries (“Mothers Work” or the “Company”) is a specialty designer and retailer of maternity clothing. The Company operated 1,541 retail locations as of September 30, 2006, including 810 stores and 731 leased departments, throughout the United States and Canada. In addition, the Company markets maternity apparel at Kohl’s® stores throughout the United States under an exclusive product and license agreement. Mothers Work, Inc. was incorporated in Delaware in 1982.

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

b.                 Fiscal Year-End

The Company operates on a fiscal year ending September 30 of each year. All references to fiscal years of the Company refer to the fiscal years ended on September 30 in those years. For example, the Company’s “fiscal 2006” ended on September 30, 2006.

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

d.                 Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash in the bank and short-term investments with an original maturity of three months or less when purchased. Cash overdrafts of $3,890,000 and $2,813,000 were included in accounts payable as of September 30, 2006 and 2005, respectively.

The Company maintains cash accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses from maintaining cash accounts in excess of such limits. Management believes that it is not exposed to any significant credit risks on its cash accounts.

e.                  Short-Term Investments

The Company’s short-term investments may be classified as either held-to-maturity or available-for-sale. Held-to-maturity securities represent those securities that the Company has both the intent and ability to hold to maturity and are carried at amortized cost. Interest on these securities, as well as amortization of discounts and premiums, is included in interest income. Available-for-sale securities represent those securities that do not meet the classification of held-to-maturity, are not actively traded and are carried at fair value, which approximates amortized cost. Unrealized gains and losses on these

MOTHERS WORK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.                 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

securities are excluded from earnings and are reported as a separate component of stockholders’ equity until realized. When available-for-sale securities are sold, the cost of the securities is specifically identified and is used to determine the realized gain or loss.

The Company’s short-term investments as of September 30, 2006 were classified as available-for-sale and consisted exclusively of auction rate securities with the cost equal to the fair value. These securities had liquidity provisions at specified interest rate reset dates, typically every 7, 28 or 35 days, and the original maturity of the securities was beyond three months. There were no realized gains or losses associated with available-for-sale investments in fiscal 2006, 2005 or 2004.

f.                   Inventories

Inventories are valued at the lower of cost or market. Cost is determined by the “first-in, first-out” (FIFO) method. Inventories of goods manufactured by the Company include the cost of materials, freight, direct labor, and manufacturing and distribution overhead.

g.                 Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation and amortization are computed for financial reporting purposes on a straight-line basis, using service lives ranging principally from five to ten years for furniture and equipment and forty years for the building. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or their useful life. The cost of assets sold or retired and the related accumulated depreciation or amortization are removed from the accounts with any resulting gain or loss included in net income (loss). Maintenance and repairs are expensed as incurred except for the capitalization of major renewals and betterments that extend the life of the asset. Long-lived assets are reviewed for impairment whenever adverse events or changes in circumstances or business climate indicate that the carrying value may not be recoverable. Factors used in the evaluation include, but are not limited to, management’s plans for future operations, brand initiatives, recent operating results and projected cash flows. If the associated undiscounted cash flows are insufficient to support the recorded asset, an impairment loss is recognized to reduce the carrying value of the asset. The amount of the impairment loss is determined by comparing the discounted expected future cash flows with the carrying value.

During fiscal 2006, 2005 and 2004, the Company recorded impairment write downs of property, plant and equipment totaling $2,578,000, $3,151,000 and $1,816,000, respectively, on a pre-tax basis.

h.                Goodwill and Intangible Assets

Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations. Prior to fiscal 2002, goodwill was amortized using the straight-line method over a period of 20 years. Effective October 1, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” and no longer amortizes goodwill. Management determined that the Company has one reporting unit for purposes of applying SFAS No.142 based on its reporting structure. The Company makes its assessment of impairment as of September 30 of each fiscal year. The fair value of the Company’s single reporting unit at each measurement date is determined based on the fair market value of the Company’s outstanding common stock on a control basis and, if necessary, an outside independent valuation is obtained to determine the fair value.

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

Intangible assets with definite useful lives, which primarily consist of lease acquisition costs, are amortized over the lease term. Management reviews the carrying amount of these intangible assets as impairment indicators arise, to assess the continued recoverability based on future undiscounted cash flows and operating results from the related asset, future asset utilization and changes in market conditions. During fiscal 2006 and 2005, the Company recorded write-downs of intangible assets totaling $34,000 and $14,000, respectively, on a pre-tax basis. During fiscal 2004, there was no impairment to the carrying value of intangible assets. The Company has not identified any unamortizable intangible assets. Aggregate amortization expense of intangible assets in fiscal 2006, 2005 and 2004 was $199,000, $209,000 and $224,000, respectively.

Estimated amortization expense for the next five fiscal years is as follows (in thousands):

Fiscal Year
2007	$153
2008	131
2009	116
2010	99
2011	74

i.                   Deferred Financing Costs

Deferred financing costs (see Note 9) are amortized to interest expense over the term of the related debt using the effective interest method. Amortization expense of deferred financing costs in fiscal 2006, 2005 and 2004 was $689,000, $588,000 and $415,000, respectively. In connection with a debt extinguishment, in fiscal 2006 the Company wrote off $213,000 of unamortized deferred financing costs (see Note 9).

Estimated amortization expense of deferred financing costs for the next five fiscal years is as follows (in thousands):

Fiscal Year
2007	$662
2008	722
2009	794
2010	617
2011	—

j.                    Deferred Rent

Rent expense on operating leases, including rent holidays and scheduled rent increases, is recorded on a straight-line basis over the term of the lease commencing on the date the Company takes possession of the leased property, which is generally four to six weeks prior to a store’s opening date. The net excess of

MOTHERS WORK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.                 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

rent expense over the actual cash paid has been recorded as deferred rent in the accompanying Consolidated Balance Sheets. Tenant improvement allowances are also included in the accompanying Consolidated Balance Sheets as deferred rent liabilities and are amortized as a reduction of rent expense over the term of the lease from the possession date.

k.                 Treasury (Reacquired) Shares

Shares repurchased are retired and treated as authorized but unissued shares, with the cost in excess of par value of the reacquired shares charged to additional paid-in capital and the par value charged to common stock.

l.                    Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, short-term investments, trade receivables and accounts payable approximate fair value due to the short-term nature of those instruments. Based upon a valuation of the Senior Notes (see Note 9) by a third party, the fair value of the long-term debt as of September 30, 2006 is approximately $124,812,000, which is slightly higher than its carrying value.

m.             Revenue Recognition, Sales Returns and Allowances

Revenue is recognized at the point of sale for retail store sales, including leased department sales, or when merchandise is shipped to customers for licensed product, Internet and mail order sales. Allowances for returns are recorded as a reduction of revenue, based on the Company’s historical experience.

n.                Other Revenues

Included in net sales are revenues earned by the Company through a variety of marketing partnership programs utilizing the Company’s opt-in customer database and various in-store marketing initiatives, focused on baby and parent-related product and services.

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

r.                  Advertising Costs

The Company expenses the costs of advertising when the advertising occurs. Advertising expenses were $9,908,000, $10,591,000 and $9,922,000 in fiscal 2006, 2005 and 2004, respectively.

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

t.                   Accounting for Stock-Based Compensation

Effective October 1, 2005, the Company adopted SFAS No. 123(R), “Share-Based Payment,” using the modified prospective application method. Prior to adopting SFAS No. 123(R), the Company followed the intrinsic value method of accounting for stock-based employee compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. On September 27, 2005, the Compensation Committee of the Company’s Board of Directors approved, and the Board ratified, the acceleration of the vesting of all outstanding stock options having per share exercise prices of $23.50 or more. Options to purchase 133,500 shares, having exercise prices ranging from $23.62 to $37.05 per share, were affected by the vesting acceleration. The closing price of the Company’s common stock on September 26, 2005 (the trading day prior to the vesting acceleration) was $11.31 per share. The primary purpose of this accelerated vesting program was to eliminate the compensation expense associated with these stock options that the Company would otherwise have been required to recognize in future financial statements pursuant to SFAS No. 123(R). The amount of future compensation expense that was avoided in connection with this acceleration was approximately $1.3 million, net of tax.

For the year ended September 30, 2006, the Company recognized stock-based compensation expense of $2,796,000, less related income tax benefit of $1,090,000, under the provisions of SFAS No. 123(R). For the years ended September 30, 2005 and 2004, no compensation expense was recognized for stock option awards granted at fair market value under the provisions of APB Opinion No. 25. The following table illustrates the pro forma effect on net income (loss) and earnings per share if the Company had accounted for its stock option plans prior to October 1, 2005, using the fair value method of accounting under

MOTHERS WORK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.                 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”:

	Year Ended September 30,
	2005	2004
	(in thousands, except per share amounts)
Net income (loss):
As reported	$(175)	$5,039
Add stock-based compensation expense included in the determination of net income as reported, net of tax	—	116
Deduct total stock-based compensation expense determined under fair value-based method for all awards, net of tax	(2,949)	(1,525)
Pro forma net income (loss)	$(3,124)	$3,630
Net income (loss) per share—Basic:
As reported	$(0.03)	$0.97
Pro forma	(0.60)	0.70
Net income (loss) per share—Diluted:
As reported	$(0.03)	$0.92
Pro forma	(0.60)	0.66

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

The following summarizes those effects for the diluted earnings per share calculation (in thousands):

	Year Ended September 30,
	2006	2005	2004
Average number of shares outstanding—Basic	5,348	5,242	5,212
Incremental shares from the assumed exercise of outstanding stock options and warrants	243	—	289
Average number of shares outstanding—Diluted	5,591	5,242	5,501

Options and warrants to purchase 35,030, 1,355,050 and 467,170 shares of the Company’s common stock were outstanding as of September 30, 2006, 2005 and 2004, respectively, but were not included in the computation of diluted earnings per share for fiscal 2006, 2005 and 2004, respectively, as their effect would have been antidilutive.

MOTHERS WORK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.                 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

v.                  Statements of Cash Flows

In fiscal 2006, 2005 and 2004, the Company paid interest of $14,748,000, $14,470,000 and $14,415,000, respectively, and made income tax payments of $5,352,000, $708,000 and $3,258,000, respectively. In fiscal 2005, the Company acquired equipment with a cost of $1,438,000 under a capital lease obligation.

w.               Business and Credit Risk

Financial instruments, primarily cash and cash equivalents, short-term investments and accounts receivable, potentially subject the Company to concentrations of credit risk. The Company limits its credit risk associated with cash and cash equivalents and short-term investments by placing such investments in highly liquid funds and instruments. Receivables associated with third-party credit cards are processed by financial institutions, which are monitored for financial stability. The Company is dependent on key suppliers to provide sufficient quantities of inventory at competitive prices. No single supplier represented 10% or more of net purchases in fiscal 2006, 2005 or 2004. A majority of the Company’s purchases during fiscal 2006 were imported. Management believes that any event causing a disruption of imports from any specific country could be mitigated by moving production to readily available alternative sources.

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

z.                  New Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections.”  SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and early adoption is permitted. The Company will adopt SFAS No. 154 effective as of October 1, 2006.

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

In June 2006, the Emerging Issues Task Force (“EITF”) issued EITF Issue 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” EITF Issue 06-3 provides guidance related to the presentation in financial statements of any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer, including, but not limited to, sales, use, value added, and some excise taxes. The EITF concluded that the presentation of taxes within the scope of EITF Issue 06-3 on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should disclosed. In addition, the aggregate amount of any such taxes that are reported on a gross basis should be disclosed in interim and annual financial statements. The guidance in EITF Issue 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. The Company presently reports taxes within the scope of EITF Issue 06-3 on a net basis and adoption is not expected to have an impact on the Company’s consolidated financial statements.

3.                 INVENTORIES

Inventories as of September 30 were comprised of the following (in thousands):

	2006	2005
Finished goods	$86,937	$97,056
Work-in-progress	2,736	3,283
Raw materials	4,586	5,572
	$94,259	$105,911

4.                 PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment as of September 30 was comprised of the following (in thousands):

	2006	2005
Land	$1,400	$1,400
Building and improvements	12,762	12,474
Furniture and equipment	56,608	53,917
Leasehold improvements	103,160	102,149
	173,930	169,940
Less: accumulated depreciation and amortization	(102,500)	(93,767)
	$71,430	$76,173

Furniture and equipment includes equipment acquired under a capital lease obligation on December 1, 2004. As of September 30, 2006, the equipment had a cost of $1,438,000 and accumulated amortization of $546,000 (see Note 9).

MOTHERS WORK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.                 PROPERTY, PLANT AND EQUIPMENT, NET (Continued)

During fiscal 2006, 2005 and 2004, the Company recorded pre-tax charges under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” of $2,578,000, $3,151,000 and $1,816,000, respectively, related to the impairment of leasehold improvements and furniture and equipment at certain of its retail locations.

As of September 30, 2006, $700,000 of assets held for sale (not included above) relate to the manufacturing and warehouse facilities located in Costa Rica that were acquired in the purchase of iMaternity (see Note 5).

These facilities, shut down during fiscal 2002, are being marketed for sale, are not being depreciated and are separately reflected in the accompanying Consolidated Balance Sheets as “Assets held for sale.”  One of these facilities was sold in fiscal 2006 for $225,000. The two remaining Costa Rica manufacturing and warehousing facilities are expected to be sold during fiscal 2007. The carrying values of the Costa Rican facilities were reduced by $275,000 during fiscal 2005 to their estimated realizable values, which were determined based on purchase offers from interested parties, less estimated selling costs.

5.                 EXIT/RESTRUCTURING ACTIVITIES RELATED TO ACQUISITION

A summary of the charges incurred and reserves recorded in connection with the eSpecialty Brands, LLC (“iMaternity”) acquisition on October 17, 2001 for exit/restructuring activities during fiscal 2006, 2005 and 2004 is as follows (in thousands):

	Lease Termination Fees	Severance	Exit and Other Costs	Total
Reserves recorded in purchase accounting	$4,200	$2,587	$2,150	$8,937
Balance—September 30, 2003	$668	$600	$325	$1,593
Charges during fiscal 2004	(419)	(200)	(124)	(743)
Balance—September 30, 2004	249	400	201	850
Charges during fiscal 2005	(249)	(200)	(169)	(618)
Balance—September 30, 2005	—	200	32	232
Charges during fiscal 2006	—	(200)	(32)	(232)
Balance—September 30, 2006	$—	$—	$—	$—

MOTHERS WORK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.                 ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

As of September 30, accrued expenses and other current liabilities were comprised of the following (in thousands):

	2006	2005
Salaries, wages and employee benefits	$14,657	$8,846
Income taxes payable	1,565	1,161
Interest	2,273	2,483
Deferred rent	4,192	3,790
Sales taxes	3,170	2,456
Insurance	1,892	2.671
Audit and legal	4,137	3,400
Remaining payout for redeemed Series A Preferred Stock	679	679
Accrued store construction costs	681	152
Gift certificates and store credits	3,895	3,233
Other	7,312	6,692
	$44,453	$35,563

7.                 DEFERRED RENT AND OTHER NON-CURRENT LIABILITIES

As of September 30, deferred rent and other non-current liabilities were comprised of the following (in thousands):

	2006	2005
Deferred rent	$27,410	$29,169
Less: current portion included in accrued expenses and other current liabilities	(4,192)	(3,790)
Non-current deferred rent	23,218	25,379
Other	1,423	291
	$24,641	$25,670

8.                 LINE OF CREDIT

On October 15, 2004, the Company entered into a new five-year $60,000,000 senior secured revolving credit facility (the “Credit Facility”), which replaced the former $60 million credit facility that included a $56,000,000 borrowing base revolving line of credit. The Credit Facility will mature on October 15, 2009. Upon the Company’s request and with the consent of the lender, permitted borrowings under the Credit Facility may be increased up to an additional $15,000,000, in increments of $2,500,000, up to a maximum limit of $75,000,000. Proceeds from advances under the Credit Facility, with certain restrictions, may be used to provide financing for working capital, letters of credit, capital expenditures, debt prepayments, dividends, share repurchases and other general corporate purposes. The Company paid certain closing fees in connection with the negotiation and execution of the Credit Facility. The Company also pays an unused line fee under the Credit Facility and certain early termination fees would be owed if the Credit Facility is terminated prior to its third anniversary. The Credit Facility contains various affirmative and negative covenants and representations and warranties. There are no financial covenant requirements under the Credit Facility unless either (i) Excess Availability (as defined in the agreement) falls below $10,000,000, or

MOTHERS WORK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.      LINE OF CREDIT (Continued)

(ii) average Financial Covenant Adjusted Availability (as defined in the agreement) for any calendar month is less than $15,000,000. If either of the events in item (i) or (ii) above occurs, the Company would be required to meet a certain minimum fixed charge coverage ratio (which increases from 1.00x during the first two years of the Credit Facility to 1.10x during the fifth year of the Credit Facility). During all of fiscal 2006 and 2005, the Company exceeded the requirements for the Excess Availability and average Financial Covenant Adjusted Availability. The Credit Facility is secured by a security interest in the Company’s accounts receivable, inventory, real estate interests, letter of credit rights, cash, intangibles and certain other assets. The interest rate on outstanding borrowings is equal to, at the Company’s election, either the lender’s prime rate or the lender’s LIBOR rate plus the applicable margin. The applicable margin for LIBOR rate borrowings is variable, ranging from 1.25% to 1.75%, based upon the availability calculation made in accordance with the Credit Facility. The applicable margin for LIBOR rate borrowings, based upon the availability calculation made in accordance with the agreement, has been 1.25% since the inception of the Credit Facility. Any amounts outstanding under the Credit Facility may be accelerated and become due and payable immediately and all loan and letter of credit commitments thereunder may be terminated upon an event of default and expiration of any applicable cure period. Events of default include: (i) nonpayment of obligations due under the Credit Facility, (ii) failure to perform any covenant or agreement contained in the Credit Facility, (iii) material misrepresentations, (iv) failure to pay, or certain other defaults under, other material indebtedness of the Company, (v) certain bankruptcy or insolvency events, (vi) a change of control, (vii) material uninsured losses, (viii) indictments of the Company or senior management in a material forfeiture action, and (ix) customary ERISA defaults, among others.

As of September 30, 2006, outstanding borrowings under the Credit Facility consisted of no direct borrowings and $8,460,000 in letters of credit with $51,540,000 of availability under the credit line, compared to no direct borrowings and $8,445,000 in letters of credit with $51,555,000 of availability under the credit line as of September 30, 2005. Borrowings under the Credit Facility as of September 30, 2006 would have borne interest at a rate of between approximately 6.57% and 8.25% per annum. During fiscal 2006 and 2005, the Company’s average level of direct borrowings under the Credit Facility was $0.3 million and $3.1 million, respectively.

MOTHERS WORK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.                 LONG-TERM DEBT

The following table summarizes the Company’s long-term debt as of September 30 (in thousands):

	2006	2005
11 1/4% senior notes due August 1, 2010 (net of unamortized discount)	$114,130	$123,868
Industrial Revenue Bond, interest is variable (5.3% as of September 30, 2006), principal due annually until September 1, 2020 (collateralized in full by a standby letter of credit)	2,810	2,945
Government Mortgage Notes:
Interest at 3.0%, principal due monthly until May 1, 2011 (collateralized by a second mortgage on certain property and equipment at the Company’s headquarters)	721	863
Interest at 2.0%, principal due monthly until March 1, 2011 (collateralized by certain equipment at the Company’s headquarters)	100	120
Capital Lease Obligation:
Equipment lease, interest at 6.75%, payments due monthly until November 30, 2007 (collateralized by certain equipment at the Company’s headquarters)	588	1,060
	118,349	128,856
Less: current portion	(814)	(769)
	$117,535	$128,087

Long-term debt maturities as of September 30, 2006 are as follows (in thousands):

Fiscal Year
2007	$836
2008	410
2009	338
2010	115,347
2011	296
2012 and thereafter	2,015
119,242
Less: unamortized discount	(870)
Less: amount representing interest on capital lease obligation	(23)
$118,349

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

and unpaid interest, on or after August 1, 2009. The indenture to the Senior Notes contains covenants that impose certain restrictions on the Company’s ability to, among other things, incur additional indebtedness, pay dividends, repurchase stock, and enter into other various types of transactions. Subject to the foregoing restrictions, the Senior Notes also limit the amount of dividends and other restricted payments that may be paid by the Company under a formula that includes a $10 million fixed amount, plus approximately 50% of the Company’s net income since issuance of the Senior Notes and allowable proceeds from certain other debt or equity transactions. During all of fiscal 2006, 2005 and 2004, the Company was in compliance with the required covenants. Any amounts outstanding under the Senior Notes may be accelerated and become due and payable immediately upon an event of default and expiration of any applicable cure period. Events of default include: (i) nonpayment of obligations due under the Senior Notes, (ii) failure to perform any covenant or agreement contained in the Senior Notes, (iii) material misrepresentations, (iv) failure to pay, or certain other defaults under, other material indebtedness of the Company, (v) certain bankruptcy or insolvency events, and (vi) material uninsured losses. Upon the occurrence of a Change in Control, as defined in the indenture to the Senior Notes, Holders of the Senior Notes have the right to require that the Company repurchase each Holder’s Notes at 101% of the principal amount, plus accrued and unpaid interest.

In connection with the issuance of the Senior Notes, the Company incurred deferred financing costs of $4,497,000. These deferred financing costs, along with the debt discount, are being amortized and included in interest expense over the term of the Senior Notes, using the effective interest method.

In August 2006, the Company’s Board of Directors authorized the repurchase of up to $10.0 million principal amount of the Senior Notes. During August and September 2006, the Company completed the repurchase of the authorized amount in two transactions at an aggregate of 105.832% of the $10.0 million principal amount, plus accrued and unpaid interest. In connection with the repurchases, the Company recorded pre-tax charges totaling $873,000, representing the premium paid plus the write-off of unamortized debt issuance discount and deferred financing costs. On December 8, 2006, the Company completed the repurchase of  $25.0 million of the Senior Notes (see Note 22).

On December 1, 2004, the Company amended an existing operating lease for certain equipment in its main distribution facility, extending the remaining lease term to November 30, 2007 (the “Primary Term Expiration Date”). The amended lease was determined to be a capital lease in accordance with the provisions of SFAS No. 13, “Accounting for Leases.”  The lease provides for monthly rental payments through the Primary Term Expiration Date with a final installment of one dollar to purchase the equipment.

10.          COMMON AND PREFERRED STOCK

The Company has authorization to issue up to 2,000,000 shares of preferred stock, par value $0.01 with 41,000 shares authorized Series A Cumulative Convertible Preferred Stock and 300,000 shares authorized Series B Junior Participating Preferred Stock (“Series B Preferred Stock”). There was no preferred stock issued or outstanding as of September 30, 2006 or 2005.

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

During fiscal 2003, the Board of Directors approved a share repurchase program under which the Company was authorized to repurchase up to $10,000,000 of its outstanding common stock from time to time in private transactions or on the open market through March 4, 2005. As of September 30, 2005, the Company had purchased and retired 142,269 shares in the aggregate under the repurchase program at a total cost of $3,242,000, or an average cost of $22.79 per share, of which 75,715 shares were repurchased in fiscal 2004, at an average cost of $23.44 per share. There were no repurchases under the repurchase program during fiscal 2005. The indenture governing the Senior Notes and the terms of the Company’s Credit Facility contain restrictions that place limits on certain payments by the Company, including payments to repurchase shares of its common stock. The Company’s repurchases of common stock have been made in compliance with all restrictions under the indenture governing the Senior Notes and the terms of its Credit Facility.

11.          RIGHTS AGREEMENT

On October 9, 2005, the Company entered into an Amended and Restated Rights Agreement to renew its then existing Rights Agreement (collectively referred to as the “Rights Agreement”) that would otherwise have expired on October 9, 2005. Under the Rights Agreement, the Company provided and will provide one Right (the “Right”) for each share of Mothers Work common stock now or hereafter outstanding. Under certain limited conditions, as defined in the Rights Agreement, each Right entitles the registered holder to purchase from the Company one Series B Unit at $85 per share, subject to adjustment. The Rights expire on October 9, 2015 (the “Final Expiration Date”).

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

12.          STOCK OPTION PLANS AND WARRANTS

The Company has three stock option plans: the Director Stock Option Plan (the “Director Plan”), the Amended and Restated 1987 Stock Option Plan (the “1987 Plan”) and the 2005 Equity Incentive Plan (the “2005 Plan”). The Director Plan expired on December 31, 2004 and no further options may be granted under that plan. Options issued under the Director Plan will remain outstanding until they have expired, been exercised or have otherwise terminated. Under the 1987 Plan, officers and certain employees, including outside directors, may be granted options to purchase the Company’s common stock with exercise prices as determined by the Compensation Committee of the Board of Directors that are no lower than the fair market value of the stock on the date of grant. In February 2003, the stockholders of the Company approved an amendment to increase the number of shares of common stock available for issuance upon the exercise of options granted under the 1987 Plan by 500,000, such that a total of 2,175,000 options could be issued under the 1987 Plan and the Director Plan (including up to a total of 200,000 options which were issuable under the Director Plan). In January 2006, the stockholders of the Company approved the adoption of the 2005 Plan. Under the 2005 Plan, employees, directors, consultants and other individuals who provide services to the Company, may be granted awards in the form of options, stock appreciation rights, restricted stock or restricted stock units. Up to 500,000 shares of the Company’s common stock may be issued in respect of awards under the 2005 Plan, with no more than 250,000 of those shares permitted to be issued in respect of restricted stock or restricted stock units granted under the 2005 Plan, and awards of options to purchase the Company’s common stock will have exercise prices as determined by the Compensation Committee of the Board of Directors that are no lower than the fair market value of the stock on the date of grant.

Effective October 1, 2004, each outside director is granted 5,000 fully vested options on an annual basis, with an exercise price equal to the fair market value of the stock on the grant date. No options have been granted by the Company with an exercise price less than the fair market value of the Company’s common stock on the date of grant for any of the periods presented. The majority of the options issued under the plans vest ratably over a five-year period, although some options vest immediately, and options issued under the plans generally expire ten years from the date of grant. The Company issues new shares upon exercise of vested options. As of September 30, 2006, there were 564,127 options available for grant under the plans.

MOTHERS WORK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.   STOCK OPTION PLANS AND WARRANTS (Continued)

Stock option activity for all plans was as follows:

		Weighted	Weighted
	Outstanding	Average	Average	Aggregate
	Options	Exercise Price	Remaining Life	Intrinsic Value
	(in thousands)		(years)	(in thousands)
Balance—September 30, 2003	1,094	$16.36
Granted	233	23.41
Exercised	(80)	11.14
Forfeited	(50)	24.97
Expired	(6)	28.07
Balance—September 30, 2004	1,191	17.67
Granted	368	13.04
Exercised	(82)	9.74
Forfeited	(236)	29.26
Expired	(11)	25.92
Balance—September 30, 2005	1,230	14.50
Granted	282	14.35
Exercised	(302)	16.38
Forfeited	(36)	11.10
Expired	(86)	15.46
Balance—September 30, 2006	1,088	13.99	6.7	$37,138
Exercisable—September 30, 2006	634	$14.08	5.3	$21,596

As of September 30, 2006, $4,556,000 of total unrecognized compensation cost related to non-vested awards is expected to be recognized over a weighted-average period of 1.5 years. During the years ended September 30, 2006, 2005 and 2004, the total intrinsic value of options exercised was $5,085,000, $364,000 and $914,000, respectively. The total cash received from these option exercises was $4,913,000, $485,000 and $276,000, respectively, and the actual tax benefit realized for the tax deductions from these option exercises was $1,983,000, $115,000 and $311,000, respectively. During fiscal 2005, options to purchase 27,270 shares of common stock with an aggregate exercise price of $307,000 were exercised by the option holders tendering 20,286 shares of the Company’s common stock, which were held by the option holders. During fiscal 2004, options to purchase 54,540 shares of common stock with an aggregate exercise price of $614,000 were exercised by the option holders tendering 28,438 shares of the Company’s common stock, which were held by the option holders.

On September 27, 2005, the Company accelerated the vesting of all outstanding stock options having per share exercise prices of $23.50 or more. Options to purchase 133,500 shares, having exercise prices ranging from $23.62 to $37.05 per share, were affected by the vesting acceleration.

MOTHERS WORK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.   STOCK OPTION PLANS AND WARRANTS (Continued)

The weighted average fair value of the stock options granted during fiscal 2006, 2005 and 2004 was estimated to be $8.60, $8.74 and $15.85, respectively. The weighted average fair value of each option granted is calculated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended September 30,
	2006	2005	2004
Dividend yield	none	none	none
Expected price volatility	58%	61%	62%
Risk-free interest rates	4.5%	4.0%	3.9%
Expected lives	6.4 years	8.0 years	8.1 years

Expected volatility was determined using a weighted average of the historic volatility of the Company’s common stock as of the option grant date measured over a period equal to the expected life of the grant. Risk-free interest rates were based on the U. S. Treasury yield curve in effect at the date of the grant. Expected lives were determined using the simplified method, which measures the average of the option vesting term and the option contractual term.

The following table summarizes information about stock options outstanding as of September 30, 2006:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
	Number	Average	Average	Number	Average
Range of Exercise Prices	Outstanding	Remaining Life	Exercise Price	Exercisable	Exercise Price
	(in thousands)			(in thousands)
$ 7.40 to $ 8.00	66	5.1	$7.67	51	$7.68
8.01 to 9.00	77	2.7	8.94	76	8.95
9.01 to 10.00	174	3.2	9.39	174	9.39
10.01 to 12.00	232	8.0	10.11	54	10.35
12.01 to 13.00	272	8.1	12.84	116	12.85
13.01 to 15.00	47	8.4	14.11	26	13.76
15.01 to 23.50	48	9.0	21.45	2	18.63
23.51 to 24.00	66	7.2	23.62	66	23.62
24.01 to 37.00	78	8.1	29.10	41	28.61
37.01 to 37.05	28	6.2	37.05	28	37.05
$ 7.40 to $37.05	1,088	6.7	$13.99	634	$14.08

In connection with the acquisition of iMaternity on October 17, 2001 (see Note 5), the Company issued to the sellers warrants to purchase 350,000 shares of the Company’s common stock at an exercise price of $22.50 per share (the “Warrants”). The Warrants were immediately vested upon grant and were exercisable for seven years from the date of grant. In the fourth quarter of fiscal 2006, certain holders of the Warrants turned in Warrants to purchase 125,000 shares of the Company’s common stock and were issued 53,873 shares of the Company’s common stock pursuant to cashless exercise net issuance elections. As of September 30, 2006, there were no remaining Warrants outstanding.

MOTHERS WORK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.          INCOME TAXES

For the years ended September 30, the income tax provision (benefit) was comprised of the following (in thousands):

	2006	2005	2004
Current provision	$5,104	$419	$1,137
Deferred provision (benefit)	715	(1,299)	2,329
	$5,819	$(880)	$3,466
Federal provision (benefit)	$4,988	$(704)	$2,945
State provision (benefit)	831	(176)	521
	$5,819	$(880)	$3,466

The reconciliations of the statutory federal rate to the Company’s effective income tax rates for the years ended September 30 were as follows:

	2006	2005	2004
Statutory federal tax rate	35.0%	(34.0)%	34.0%
State taxes, net of federal benefit	4.0	(36.9)	4.2
Federal rate adjustment on deferred tax assets	—	(14.6)	—
Other	—	2.1	2.6
	39.0%	(83.4)%	40.8%

The deferred tax effects of temporary differences giving rise to the Company’s net deferred tax assets as of September 30 were as follows (in thousands):

	2006	2005
Deferred tax assets:
Net operating loss carryforwards	$1,273	$1,596
Depreciation	1,903	2,527
Deferred rent	10,210	10,874
Inventory reserves	986	980
Employee benefit accruals	1,990	2,268
Reserves recorded in iMaternity acquisition	—	86
Stock-based compensation	1,042	—
Other accruals	929	870
Other	1,000	900
	19,333	20,101
Deferred tax liability:
Prepaid expenses	(772)	(825)
	$18,561	$19,276

As of September 30, 2006, the Company has net operating loss carryforwards for federal tax purposes of $3,637,000, which were acquired in the acquisition of iMaternity and begin to expire in 2021. While the acquired net operating loss carryforwards are subject to certain annual limitations due to the change in ownership, the Company does not expect the limitations to reduce its ability to ultimately use such

MOTHERS WORK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.   INCOME TAXES (Continued)

carryforwards. The tax benefit of the acquired net operating loss carryforwards was recorded under the purchase method of accounting.

As of September 30, 2006 and 2005, management determined that the deferred tax assets should reflect the state tax benefits for several of the states in which the Company is operating. This determination was made in accordance with the provisions of SFAS No. 109. Management determined that no state tax benefits associated with the temporary differences should be reflected for the remaining states in which it is operating, given the continued historical uncertainty related to realizing state tax benefits. Had the state tax benefits been reflected for the remaining states, the deferred tax assets as of September 30, 2006 would be approximately $1,100,000 higher.

No valuation allowance has been provided for the net deferred tax assets. Based on the Company’s historical levels of taxable income, management believes it is more likely than not that the Company will realize the net deferred tax assets as of September 30, 2006. There can be no assurance that the Company will generate taxable earnings or any specific level of earnings in the future.

14.          COMMITMENTS AND CONTINGENCIES

The Company leases its retail facilities and certain equipment under various non-cancelable operating leases. Certain of these leases have renewal options. Total rent expense under operating leases amounted to $74,682,000, $75,634,000 and $73,690,000 in fiscal 2006, 2005 and 2004, respectively. Such amounts include contingent rentals based upon a percentage of sales totaling $103,000, $28,000 and $388,000 in fiscal 2006, 2005 and 2004, respectively.

Store operating leases and warehouse leases generally provide for payment of direct operating costs in addition to rent. Future annual minimum operating lease payments, excluding such direct operating costs, as well as leases for equipment rental as of September 30, 2006 are as follows (in thousands):

Fiscal Year
2007	$55,195
2008	50,079
2009	45,620
2010	37,852
2011	33,613
2012 and thereafter	70,344
$292,703

From time to time, the Company is named as a defendant in legal actions arising from normal business activities. Litigation is inherently unpredictable and although the amount of any liability that could arise with respect to currently pending actions cannot be accurately predicted, the Company does not believe that the resolution of any pending action will have a material adverse effect on its financial position, results of operations or liquidity.

MOTHERS WORK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.          GUARANTOR SUBSIDIARIES

Pursuant to the terms of the indenture relating to the Senior Notes, each of the domestic subsidiaries of Mothers Work, Inc. (the “Guarantor Subsidiaries”) has jointly and severally provided an unconditional guarantee of the obligations of Mothers Work with respect to the Senior Notes. There are no restrictions on any of the assets of the Guarantor Subsidiaries which would limit their ability to transfer funds to Mothers Work in the form of loans, advances or cash dividends, except as provided by applicable law. None of the Company’s foreign subsidiaries (the “Non-Guarantor Subsidiaries”) have guaranteed the Senior Notes. The condensed consolidating financial information for the Company, the Guarantor Subsidiaries, and the Company’s Non-Guarantor Subsidiaries as of September 30, 2006 and 2005 and for the fiscal years ended September 30, 2006, 2005 and 2004 as presented below has been prepared from the books and records maintained by the Guarantor Subsidiaries and the Company. The condensed consolidating financial information may not necessarily be indicative of the results of operations or financial position had the Guarantor Subsidiaries operated as independent entities. Certain intercompany revenues and expenses included in the subsidiary records are eliminated in consolidation. As a result of this activity, an amount due to/due from parent will exist at any time.

MOTHERS WORK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.          GUARANTOR SUBSIDIARIES (Continued)

Mothers Work, Inc.
Condensed Consolidating Balance Sheet
September 30, 2006
(in thousands)

	Mothers Work (Parent Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries (Foreign Operations)	Consolidating Eliminations	Mothers Work Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$16,878	$96	$1,930	$—	$18,904
Short-term investments	9,425	—	—	—	9,425
Trade receivables	11,631	—	—	—	11,631
Inventories	91,653	—	2,606	—	94,259
Deferred income taxes	6,018	—	—	—	6,018
Prepaid expenses and other current assets	8,226	—	169	—	8,395
Total current assets	143,831	96	4,705	—	148,632
Property, plant and equipment, net	69,026	—	2,404	—	71,430
Assets held for sale	—	—	700	—	700
Other assets	66,774	69	131	—	66,974
Investments in and advances to (from) affiliates	1,839	274,649	(4,184)	(272,304)	—
Total assets	$281,470	$274,814	$3,756	$(272,304)	$287,736
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit borrowings	$—	$—	$—	$—	$—
Current portion of long-term debt	814	—	—	—	814
Accounts payable	19,593	—	—	—	19,593
Accrued expenses and other current liabilities	39,281	4,756	416	—	44,453
Total current liabilities	59,688	4,756	416	—	64,860
Long-term debt	117,535	—	—	—	117,535
Deferred rent and other non-current liabilities	23,547	—	1,094	—	24,641
Total liabilities	200,770	4,756	1,510	—	207,036
Total stockholders’ equity	80,700	270,058	2,246	(272,304)	80,700
Total liabilities and stockholders’ equity	$281,470	$274,814	$3,756	$(272,304)	$287,736

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

MOTHERS WORK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.          GUARANTOR SUBSIDIARIES (Continued)

Mothers Work, Inc.
Condensed Consolidating Statements of Operations
(in thousands)

	Mothers Work (Parent Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries (Foreign Operations)	Consolidating Eliminations	Mothers Work Consolidated
For the Year Ended September 30, 2006
Net sales	$585,272	$31,035	$17,472	$(31,035)	$602,744
Cost of goods sold	280,693	—	7,389	—	288,082
Gross profit	304,579	31,035	10,083	(31,035)	314,662
Selling, general and administrative expenses	306,613	451	8,305	(31,035)	284,334
Operating income (loss)	(2,034)	30,584	1,778	—	30,328
Interest income (expense), net	(35,375)	20,841	—	—	(14,534)
Loss on extinguishment of debt	(873)	—	—	—	(873)
Equity in earnings of subsidiaries	53,203	—	—	(53,203)	—
Income before income taxes	14,921	51,425	1,778	(53,203)	14,921
Income tax provision	5,819	17,999	693	(18,692)	5,819
Net income	$9,102	$33,426	$1,085	$(34,511)	$9,102
For the Year Ended September 30, 2005
Net sales	$547,924	$29,218	$13,703	$(29,218)	$561,627
Cost of goods sold	271,283	—	6,170	—	277,453
Gross profit	276,641	29,218	7,533	(29,218)	284,174
Selling, general and administrative expenses	292,394	257	6,503	(29,218)	269,936
Operating income (loss)	(15,753)	28,961	1,030	—	14,238
Interest income (expense), net	(29,060)	13,767	—	—	(15,293)
Equity in earnings of subsidiaries	43,758	—	—	(43,758)	—
Income (loss) before income taxes	(1,055)	42,728	1,030	(43,758)	(1,055)
Income tax provision (benefit)	(880)	14,955	431	(15,386)	(880)
Net income (loss)	$(175)	$27,773	$599	$(28,372)	$(175)

MOTHERS WORK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.   GUARANTOR SUBSIDIARIES (Continued)

Mothers Work, Inc.
Condensed Consolidating Statements of Operations (Continued)
(in thousands)

	Mothers Work (Parent Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries (Foreign Operations)	Consolidating Eliminations	Mothers Work Consolidated
For the Year Ended September 30, 2004
Net sales	$510,751	$27,245	$7,300	$(27,245)	$518,051
Cost of goods sold	239,251	—	3,500	—	242,751
Gross profit	271,500	27,245	3,800	(27,245)	275,300
Selling, general and administrative expenses	275,618	165	3,492	(27,245)	252,030
Operating income (loss)	(4,118)	27,080	308	—	23,270
Interest income (expense), net	(24,564)	9,799	—	—	(14,765)
Equity in earnings of subsidiaries	37,187	—	—	(37,187)	—
Income before income taxes	8,505	36,879	308	(37,187)	8,505
Income tax provision	3,466	12,908	128	(13,036)	3,466
Net income	$5,039	$23,971	$180	$(24,151)	$5,039

MOTHERS WORK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.          GUARANTOR SUBSIDIARIES (Continued)

Mothers Work, Inc.
Condensed Consolidating Statement of Cash Flows
For the Year Ended September 30, 2006
(in thousands)

	Mothers Work (Parent Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries (Foreign Operations)	Consolidating Eliminations	Mothers Work Consolidated
Cash Flows from Operating Activities
Net income	$9,102	$33,426	$1,085	$(34,511)	$9,102
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,648	8	462	—	16,118
Stock-based compensation expense	2,796	—	—	—	2,796
Loss on impairment of long-lived assets	2,466	—	146	—	2,612
(Gain) loss on disposal of assets	(156)	—	17	—	(139)
Loss on extinguishment of debt	873	—	—	—	873
Accretion of discount on notes	186	—	—	—	186
Deferred income tax provision	715	—	—	—	715
Amortization of deferred financing costs	689	—	—	—	689
Changes in assets and liabilities:
Decrease (increase) in—
Trade receivables	(4,027)	—	77	—	(3,950)
Inventories	11,583	—	69	—	11,652
Prepaid expenses and other assets	(3,401)	4	(169)	—	(3,566)
Investments in and advances to (from) affiliates	(8,076)	(26,651)	216	34,511	—
Increase (decrease) in—
Accounts payable, accrued expenses and other current liabilities	13,815	(6,728)	139	—	7,226
Deferred rent and other non-current liabilities	(1,994)	—	93	—	(1,901)
Net cash provided by operating activities	40,219	59	2,135	—	42,413
Cash Flows from Investing Activities
Purchase of short-term investments	(97,555)	—	—	—	(97,555)
Proceeds from sale of short-term investments	88,130	—	—	—	88,130
Capital expenditures	(13,433)	—	(500)	—	(13,933)
Proceeds from sale of assets held for sale	—	—	225	—	225
Purchase of intangible assets	(4)	—	(29)	—	(33)
Net cash used in investing activities	(22,862)	—	(304)	—	(23,166)
Cash Flows from Financing Activities
Increase in cash overdrafts	1,077	—	—	—	1,077
Repayment of long-term debt	(10,770)	—	—	—	(10,770)
Premium on repurchase of long-term debt	(583)	—	—	—	(583)
Proceeds from exercise of stock options	4,913	—	—	—	4,913
Excess tax benefit from exercise of stock options	1,983	—	—	—	1,983
Net cash used in financing activities	(3,380)	—	—	—	(3,380)
Net Increase in Cash and Cash Equivalents	13,977	59	1,831	—	15,867
Cash and Cash Equivalents, Beginning of Year	2,901	37	99	—	3,037
Cash and Cash Equivalents, End of Year	$16,878	$96	$1,930	$—	$18,904

MOTHERS WORK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.          GUARANTOR SUBSIDIARIES (Continued)

Mothers Work, Inc.
Condensed Consolidating Statement of Cash Flows
For the Year Ended September 30, 2005
(in thousands)

	Mothers		Non-Guarantor Subsidiaries
	Work (Parent	Guarantor	(Foreign	Consolidating	Mothers Work
	Company)	Subsidiaries	Operations)	Eliminations	Consolidated
Cash Flows from Operating Activities
Net income (loss)	$(175)	$27,773	$599	$(28,372)	$(175)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	15,099	—	403	—	15,502
Loss on impairment of long-lived assets	3,165	—	275	—	3,440
Loss on disposal of assets	726	—	—	—	726
Accretion of discount on notes	167	—	—	—	167
Deferred income tax benefit	(1,299)	—	—	—	(1,299)
Tax benefit from stock option exercises	115	—	—	—	115
Amortization of deferred financing costs	588	—	—	—	588
Changes in assets and liabilities:
Decrease (increase) in—
Trade receivables	(3,267)	—	(32)	—	(3,299)
Inventories	(12,207)	—	(961)	—	(13,168)
Prepaid expenses and other assets	1,175	—	214	—	1,389
Investments in and advances to (from) affiliates	5,793	(32,926)	(1,239)	28,372	—
Increase (decrease) in—
Accounts payable, accrued expenses and other current liabilities	(1,707)	5,146	504	—	3,943
Deferred rent and other non-current liabilities	(890)	—	285	—	(605)
Net cash provided by operating activities	7,283	(7)	48	—	7,324
Cash Flows from Investing Activities
Purchase of short-term investments	(7,000)	—	—	—	(7,000)
Proceeds from sale of short-term investments	13,400	—	—	—	13,400
Capital expenditures	(16,719)	—	(925)	—	(17,644)
Purchase of intangible assets	(149)	—	(21)	—	(170)
Net cash used in investing activities	(10,468)	—	(946)	—	(11,414)
Cash Flows from Financing Activities
Decrease in cash overdrafts	(166)	—	—	—	(166)
Repayment of long-term debt	(666)	—	—	—	(666)
Payout for redeemed Series A Preferred Stock	(373)	—	—	—	(373)
Deferred financing costs	(620)	—	—	—	(620)
Proceeds from exercise of stock options	485	—	—	—	485
Net cash used in financing activities	(1,340)	—	—	—	(1,340)
Net Decrease in Cash and Cash Equivalents	(4,525)	(7)	(898)	—	(5,430)
Cash and Cash Equivalents, Beginning of Year	7,426	44	997	—	8,467
Cash and Cash Equivalents, End of Year	$2,901	$37	$99	$—	$3,037

MOTHERS WORK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.          GUARANTOR SUBSIDIARIES (Continued)

Mothers Work, Inc.
Condensed Consolidating Statement of Cash Flows
For the Year Ended September 30, 2004
(in thousands)

	Mothers Work (Parent Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries (Foreign Operations)	Consolidating Eliminations	Mothers Work Consolidated
Cash Flows from Operating Activities
Net income	$5,039	$23,971	$180	$(24,151)	$5,039
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,067	—	203	—	14,270
Loss on impairment of long-lived assets	1,816	—	—	—	1,816
Loss on disposal of assets	1,223	—	—	—	1,223
Accretion of discount on notes	149	—	—	—	149
Deferred income tax provision	2,329	—	—	—	2,329
Tax benefit from stock option exercises	311	—	—	—	311
Amortization of deferred financing costs	415	—	—	—	415
Other	224	—	—	—	224
Changes in assets and liabilities:
Decrease (increase) in—
Trade receivables	(489)	—	(37)	—	(526)
Inventories	(7,808)	—	(430)	—	(8,238)
Prepaid expenses and other assets	(1,817)	—	(214)	—	(2,031)
Investments in and advances to (from) affiliates	(9,417)	(16,173)	1,439	24,151	—
Increase (decrease) in—
Accounts payable, accrued expenses and other current liabilities	6,857	(7,787)	106	—	(824)
Deferred rent and other non-current liabilities	3,539	—	560	—	4,099
Net cash provided by operating activities	16,438	11	1,807	—	18,256
Cash Flows from Investing Activities
Purchase of short-term investments	(54,075)	—	—	—	(54,075)
Proceeds from sale of short-term investments	52,675	—	—	—	52,675
Capital expenditures	(20,317)	—	(1,223)	—	(21,540)
Purchase of intangible assets	(30)	—	(50)	—	(80)
Net cash used in investing activities	(21,747)	—	(1,273)	—	(23,020)
Cash Flows from Financing Activities
Increase in cash overdrafts	684	—	—	—	684
Repayment of long-term debt	(279)	—	—	—	(279)
Repurchase of common stock	(1,775)	—	—	—	(1,775)
Payout for redeemed Series A Preferred Stock	(1,362)	—	—	—	(1,362)
Deferred financing costs	(44)	—	—	—	(44)
Proceeds from exercise of stock options	276	—	—	—	276
Net cash used in financing activities	(2,500)	—	—	—	(2,500)
Net Increase (Decrease) in Cash and Cash Equivalents	(7,809)	11	534	—	(7,264)
Cash and Cash Equivalents, Beginning of Year	15,235	33	463	—	15,731
Cash and Cash Equivalents, End of Year	$7,426	$44	$997	$—	$8,467

MOTHERS WORK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.          EMPLOYMENT AGREEMENTS

The Company has employment agreements with its Chairman of the Board and Chief Executive Officer (“CEO”) and its President and Chief Operating Officer (“COO”). These agreements, as amended, provided for base compensation of approximately $506,000, $492,000 and $477,000 for fiscal 2006, 2005 and 2004, respectively, increasing annually thereafter in an amount to be determined by the Compensation Committee of the Board of Directors, and salary continuation and severance payments should employment of the executives be terminated under specified conditions, as defined therein. The agreements continue in effect until terminated by either the Company or the executive in accordance with the termination provisions of the agreements. Additionally, the CEO and COO are eligible for an annual cash bonus and stock options based on performance, as specified by the Compensation Committee. On November 14, 2006, as a result of the Compensation Committee’s reconsideration of its approach to equity-based compensation for executive officers and other key employees, the Company and both its CEO and COO entered into amendments to the Employment Agreements to change the form of equity incentive awards that the CEO and COO will be entitled to receive with respect to the Company’s fiscal year ended September 30, 2006, from a grant of stock options to a grant of shares of restricted stock.

The Company also has an employment agreement, as amended, with its Executive Vice President—Chief Financial Officer. This agreement provided for base compensation of approximately $425,000, $382,000 and $360,000 for fiscal 2006, 2005 and 2004, respectively, which is subject to potential increase in the future by the Company. The agreement also provides for salary continuation and severance payments should employment of the executive be terminated under specified conditions, as defined therein. The agreement continues in effect until terminated by either the Company or the executive in accordance with the termination provisions of the agreement.

17.          EMPLOYEE BENEFIT PLANS

The Company has a 401(k) savings plan for all employees who have at least six months of service and are at least 18 years of age. Employees can contribute up to 20% of their annual salary. Employees who meet certain criteria are eligible for a matching contribution from the Company based on a sliding scale. Company matches are made in the first quarter of the succeeding calendar year. Company matches vest over a period of approximately six years from each employee’s commencement of employment with the Company. Company matching contributions totaling $130,000, $116,000 and $82,000 were made in fiscal 2006, 2005 and 2004, respectively. In addition, the Company may make discretionary contributions to the plan, which vest over a period of approximately six years from each employee’s commencement of employment with the Company. The Company has not made any discretionary contributions.

MOTHERS WORK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18.          QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly financial results for the years ended September 30, 2006 and 2005 were as follows (in thousands, except per share amounts):

	Quarter Ended
Fiscal 2006	9/30/06	6/30/06	3/31/06	12/31/05
Net sales	$142,825	$163,883	$144,643	$151,393
Gross profit	72,596	89,860	76,023	76,183
Net income (loss)	(602)	8,774	502	428
Net income (loss) per share—Basic	(0.11)	1.64	0.09	0.08
Net income (loss) per share—Diluted	(0.11)	1.54	0.09	0.08

	Quarter Ended
Fiscal 2005	9/30/05	6/30/05	3/31/05	12/31/04
Net sales	$135,237	$152,740	$140,031	$133,619
Gross profit	63,839	81,367	69,353	69,615
Net income (loss)	(5,340)	5,509	(97)	(247)
Net income (loss) per share—Basic	(1.01)	1.05	(0.02)	(0.05)
Net income (loss) per share—Diluted	(1.01)	1.03	(0.02)	(0.05)

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

MOTHERS WORK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19.          SEGMENT AND ENTERPRISE WIDE DISCLOSURES (Continued)

Geographic Information.   Information concerning the Company’s operations by geographic area are as follows (in thousands):

	Year Ended September 30,
	2006	2005	2004
Net Sales to Unaffiliated Customers
United States	$585,272	$547,924	$510,751
Canada	17,472	13,703	7,300

	September 30,	September 30,
	2006	2005
Long-Lived Assets
United States	$69,621	$74,393
Canada	2,535	2,658
Costa Rica	700	925

Major Customers.   For the periods presented, the Company did not have any one customer who represented more than 10% of its net sales.

20.          INTEREST EXPENSE, NET

Interest expense, net for the years ended September 30 is comprised of the following (in thousands):

	2006	2005	2004
Interest expense	$15,419	$15,360	$14,955
Interest income	(885)	(67)	(190)
Interest expense, net	$14,534	$15,293	$14,765

21.          RELATED PARTY TRANSACTIONS

Other than the husband and wife relationship between the CEO and COO, there are no other family relationships among any other executive officers of the Company.

A director of the Company currently provides consulting services to Pepper Hamilton LLP, which provides legal services to the Company. The Company paid legal fees to this law firm of $278,000, $315,000 and $147,000 in fiscal 2006, 2005 and 2004, respectively. As of September 30, 2006, the Company had amounts outstanding to this law firm of $527,000, which are included in accrued expenses and other current liabilities in the accompanying Consolidated Balance Sheets.

During fiscal 2004, the Company repurchased an aggregate of 14,954 shares of common stock from both the Company’s CEO and COO as part of the share repurchase program.

22.          SUBSEQUENT EVENT

In November 2006, the Company’s Board of Directors authorized the repurchase of $25.0 million principal amount of the Company’s Senior Notes (see Note 9). On December 8, 2006, the Company completed the repurchase of the authorized amount at 105.625% of the $25.0 million principal amount, plus accrued and unpaid interest. In connection with the repurchase, the Company recorded a pre-tax charge totalling $2,093,000, representing the premium paid plus the write-off of unamortized debt issuance discount and deferred financing costs.

MOTHERS WORK, INC. AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Balance at end of period
Year Ended September 30, 2006
Product return reserve	$361	$14	$—	$375
Year Ended September 30, 2005
Product return reserve	438	—	(77)	361
Year Ended September 30, 2004
Product return reserve	400	38	—	438