Form 10-Q
period 2006-12-31
MOTHERS WORK INC
filed 2007-02-09
CIK 896985

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2006

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

Common Stock, $.01 par value 5,924,369 shares outstanding as of February 1, 2007

MOTHERS WORK, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

MOTHERS WORK, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	December 31, 2006	September 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$16,063	$18,904
Short-term investments	—	9,425
Trade receivables, net	12,238	11,631
Inventories	89,486	94,259
Deferred income taxes	6,018	6,018
Prepaid expenses and other current assets	8,113	8,395
Total current assets	131,918	148,632
Property, plant and equipment, net	71,344	71,430
Assets held for sale	700	700
Other assets:
Goodwill	50,389	50,389
Deferred financing costs, net of accumulated amortization of $1,695 and $1,927	2,136	2,795
Other intangible assets, net of accumulated amortization of $2,448 and $2,413	695	726
Deferred income taxes	12,719	12,543
Other non-current assets	508	521
Total other assets	66,447	66,974
Total assets	$270,409	$287,736

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit borrowings	$—	$—
Current portion of long-term debt	778	814
Accounts payable	21,866	19,593
Accrued expenses and other current liabilities	43,139	44,453
Total current liabilities	65,783	64,860
Long-term debt	92,632	117,535
Deferred rent and other non-current liabilities	22,391	24,641
Total liabilities	180,806	207,036

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, 2,000,000 shares authorized
Series A cumulative convertible preferred stock, $.01 par value; 41,000 shares authorized, none outstanding	—	—
Series B junior participating preferred stock, $.01 par value; 300,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value; 20,000,000 shares authorized, 5,893,164 and 5,624,374 shares issued and outstanding, respectively	59	56
Additional paid-in capital	78,942	71,431
Retained earnings	10,602	9,213
Total stockholders’ equity	89,603	80,700
Total liabilities and stockholders’ equity	$270,409	$287,736

The accompanying notes are an integral part of these Consolidated Financial Statements.

MOTHERS WORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended December 31,
	2006	2005

Net sales	$148,484	$151,393
Cost of goods sold	71,434	75,210
Gross profit	77,050	76,183
Selling, general and administrative expenses	69,548	71,688
Operating income	7,502	4,495
Interest expense, net	3,132	3,794
Loss on extinguishment of debt	2,093	—
Income before income taxes	2,277	701
Income tax provision	888	273
Net income	$1,389	$428

Net income per share – Basic	$0.24	$0.08
Average shares outstanding – Basic	5,705	5,269
Net income per share – Diluted	$0.23	$0.08
Average shares outstanding – Diluted	6,138	5,303

The accompanying notes are an integral part of these Consolidated Financial Statements.

MOTHERS WORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended December 31,
	2006	2005
Cash Flows from Operating Activities
Net income	$1,389	$428
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,877	4,017
Stock-based compensation expense	471	410
Loss on impairment of long-lived assets	250	1,566
(Gain) loss on disposal of assets	(63)	97
Loss on extinguishment of debt	2,093	—
Accretion of discount on senior notes	44	45
Deferred income tax benefit	(176)	(153)
Amortization of deferred financing costs	154	155
Changes in assets and liabilities:
Decrease (increase) in —
Trade receivables	(607)	(2,039)
Inventories	4,773	11,448
Prepaid expenses and other assets	295	637
Increase (decrease) in —
Accounts payable, accrued expenses and other current liabilities	201	6,980
Deferred rent and other non-current liabilities	(936)	(501)
Net cash provided by operating activities	11,765	23,090

Cash Flows from Investing Activities
Purchase of short-term investments	(19,550)	(14,500)
Proceeds from sale of short-term investments	28,975	3,000
Capital expenditures	(3,004)	(3,388)
Purchase of intangible assets	(9)	(11)
Net cash provided by (used in) investing activities	6,412	(14,899)

Cash Flows from Financing Activities
(Decrease) increase in cash overdraft	(67)	2,739
Repayment of long-term debt	(25,165)	(156)
Premium on repurchase of long-term debt	(1,406)	—
Proceeds from exercise of stock options	3,357	9
Excess tax benefit from exercise of stock options	2,263	1
Net cash (used in) provided by financing activities	(21,018)	2,593
Net (Decrease) Increase in Cash and Cash Equivalents	(2,841)	10,784
Cash and Cash Equivalents, Beginning of Period	18,904	3,037
Cash and Cash Equivalents, End of Period	$16,063	$13,821

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$1,106	$188
Cash paid for income taxes	$378	$78

The accompanying notes are an integral part of these Consolidated Financial Statements.

MOTHERS WORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

(unaudited)

1.              BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the requirements for Form 10-Q and Article 10 of Regulation S-X and, accordingly, certain information and footnote disclosures have been condensed or omitted.  Reference is made to the Annual Report on Form 10-K as of and for the year ended September 30, 2006 for Mothers Work, Inc. and subsidiaries (the “Company” or “Mothers Work”) as filed with the Securities and Exchange Commission, for additional disclosures including a summary of the Company’s accounting policies.

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

The Company operates on a fiscal year ending September 30 of each year.  All references to fiscal years of the Company refer to fiscal years ended on September 30 in those years.  For example, the Company’s “fiscal 2007” will end on September 30, 2007.  Certain reclassifications have been made to the prior year consolidated financial statements to conform to the current year presentation.

2.              EARNINGS PER SHARE (EPS)

Basic earnings per share (“Basic EPS”) is computed by dividing net income by the weighted average number of common shares outstanding, excluding restricted stock awards for which the restrictions have not lapsed.  Diluted earnings per share (“Diluted EPS”) is computed by dividing net income by the weighted average number of common shares outstanding, after giving effect to the potential dilution, if applicable, from the assumed lapse of restrictions on restricted stock awards and from the exercise of securities, such as stock options and warrants, into shares of common stock as if those securities were exercised.

The following table summarizes the Basic EPS and Diluted EPS calculation (in thousands, except per share amounts):

	Three Months Ended December 31, 2006			Three Months Ended December 31, 2005
	Net Income	Shares	EPS	Net Income	Shares	EPS
Basic EPS	$1,389	5,705	$0.24	$428	5,269	$0.08
Incremental shares from the assumed lapse of restrictions on restricted stock awards	—	33	—	—	—	—
Incremental shares from the assumed exercise of outstanding stock options	—	400	(0.01)	—	34	—

Diluted EPS	$1,389	6,138	$0.23	$428	5,303	$0.08

For the three months ended December 31, 2006 and 2005, options and warrants to purchase 8,000 and 1,066,470 shares, respectively, were excluded from the calculation of Diluted EPS as their effect would have been antidilutive.  These options and warrants could potentially dilute EPS in the future.

3.              STOCK-BASED COMPENSATION

The Company has three equity award plans: the Director Stock Option Plan (the “Director Plan”), the Amended and Restated 1987 Stock Option Plan (the “1987 Plan”) and the 2005 Equity Incentive Plan (the “2005 Plan”).  The Director Plan expired on December 31, 2004 and no further awards may be granted under that plan.  Options issued under the Director Plan will remain outstanding until they have expired, been exercised or have otherwise terminated.  Under the 1987 Plan, as amended and restated, officers and certain employees, including outside directors, may be granted options to purchase the

Company’s common stock with exercise prices as determined by the Compensation Committee of the Board of Directors that are no lower than the fair market value of the stock at the date of grant.  The 1987 plan will expire on December 9, 2007, at which time options issued under the 1987 plan will remain outstanding until they have expired, been exercised or have otherwise terminated.  No further awards may be granted under the 1987 Plan after December 9, 2007.   In February 2003, the stockholders of the Company approved an amendment to increase the number of shares of common stock available for issuance upon the exercise of options granted under the 1987 Plan and the Director Plan by 500,000, up to a total of 2,175,000 options which may be issued under the two plans (including up to a total of 200,000 options which were issuable under the Director Plan).  In January 2006, the stockholders of the Company approved the adoption of the 2005 Plan.  Under the 2005 Plan, employees, directors, consultants and other individuals who provide services to the Company, may be granted awards in the form of options, stock appreciation rights, restricted stock or restricted stock units.  Up to 500,000 shares of the Company’s common stock may be issued in respect of awards under the 2005 Plan, with no more than 250,000 of those shares permitted to be issued in respect of restricted stock or restricted stock units granted under the 2005 Plan, and awards of options to purchase the Company’s common stock will have exercise prices as determined by the Compensation Committee of the Board of Directors that are no lower than the fair market value of the stock on the date of grant.

No options have been granted by the Company with an exercise price less than the fair market value of the Company’s common stock on the date of grant for any of the periods presented.  The majority of the options issued under the plans vest ratably over a five-year period, although some options vest immediately, and options issued under the plans generally expire ten years from the date of grant.  Restricted stock awards issued under the 2005 Plan have restrictions that lapse ratably over two or five-year periods.  On December 13, 2006, the Board of Directors modified the compensation structure for its non-employee directors and effective January 19, 2007, each outside director will be granted 2,000 shares of restricted stock on an annual basis that will vest one year from the date of grant.  The Company issues new shares upon exercise of vested options.  As of December 31, 2006, there were 484,287 shares of the Company’s common stock available for grant under the plans, of which 90,287 shares were available under the 1987 Plan (which expires December 9, 2007), with no more than 169,000 of those shares permitted to be issued in respect of restricted stock or restricted stock units granted under the 2005 Plan.

For the three months ended December 31, 2006 and 2005, the Company recognized stock-based employee compensation expense of $471,000 and $410,000, less related income tax benefits of $184,000 and $160,000.  As of December 31, 2006, $6,000,000 of total unrecognized compensation cost related to non-vested awards is expected to be recognized over a weighted-average period of 1.9 years.

Stock option activity for all plans was as follows:

	Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
	(in thousands)		(years)	(in thousands)
Balance—September 30, 2006	1,088	$13.99
Granted	0	—
Exercised	(188)	18.06
Forfeited	(1)	11.44
Balance—December 31, 2006	899	13.15	6.5	$23,599
Exercisable—December 31, 2006	530	$12.15	5.1	$14,431

During the three months ended December 31, 2006 and 2005, the total intrinsic value of options exercised was $5,805,000 and $3,000, respectively.  The total cash received from these option exercises was $3,357,000 and $9,000, respectively, and the actual tax benefit realized for the tax deductions from these option exercises was $2,263,000 and $1,000, respectively.

No options were granted during the three months ended December 31, 2006.  The weighted average fair value of the options granted during the three months ended December 31, 2005 was estimated at $6.10 per share.  The weighted average fair value was calculated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended December 31,
	2006	2005
Dividend yield	—	None
Expected price volatility	—	59.0%
Risk-free interest rates	—	4.4%
Expected lives	—	6.5 years

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

Restricted stock activity for the 2005 Plan was as follows:

	Outstanding Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested—September 30, 2006	—	$—
Granted	81	50.39
Nonvested—December 31, 2006	81	$50.39

4.                 INVENTORIES

Inventories were comprised of the following (in thousands):

	December 31, 2006	September 30, 2006
Finished goods	$82,464	$86,937
Work-in-progress	2,677	2,736
Raw materials	4,345	4,586
	$89,486	$94,259

5.                 ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities were comprised of the following (in thousands):

	December 31, 2006	September 30, 2006
Salaries, wages and employee benefits	$9,428	$14,657
Income taxes payable	1,044	1,565
Interest	4,350	2,273
Deferred rent	4,360	4,192
Sales taxes	3,553	3,170
Insurance	1,963	1,892
Audit and legal	3,298	4,137
Remaining payout for redemption of Series A Preferred Stock	679	679
Accrued store construction costs	802	681
Gift certificates and store credits	7,193	3,895
Other	6,469	7,312
	$43,139	$44,453

Interest payments on the Company’s 11 1/4% senior notes (the “Senior Notes”) are made semiannually on February 1st and August 1st.

6.              LOSS ON EXTINGUISHMENT OF DEBT

In November 2006, the Company’s Board of Directors authorized the repurchase of $25,000,000 principal amount of the Company’s Senior Notes.  On December 8, 2006, the Company completed the repurchase of the authorized amount at 105.625% of the $25,000,000 principal amount, plus accrued and unpaid interest.  In connection with the repurchase, the Company recorded a pre-tax charge totaling $2,093,000, representing the premium paid plus the write-off of unamortized debt issuance discount and deferred financing costs.

7.              NEW ACCOUNTING PRONOUNCEMENTS

FASB Interpretation No. 48

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.”  FASB Interpretation No. 48 provides guidance for the recognition and measurement of uncertain tax positions in an enterprise’s financial statements.  Recognition involves a determination of whether it is more likely than not that a tax position will be sustained upon examination with the presumption that the tax position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information.  This interpretation is effective for fiscal years beginning after December 15, 2006.  Early adoption is permitted if the enterprise has not issued financial statements, including interim financial statements, in the period of adoption.  The impact from adoption of FASB Interpretation No. 48, if any, on the Company’s consolidated financial position or results of operations has not yet been determined.  The Company plans to adopt FASB Interpretation No. 48 effective as of October 1, 2007.

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

8.              GUARANTOR SUBSIDIARIES

Pursuant to the terms of the indenture relating to the Senior Notes, each of the domestic subsidiaries of Mothers Work, Inc. (the “Guarantor Subsidiaries”) has jointly and severally provided an unconditional guarantee of the obligations of Mothers Work with respect to the Senior Notes.  There are no restrictions on any of the assets of the Guarantor Subsidiaries which would limit their ability to transfer funds to Mothers Work in the form of loans, advances or cash dividends, except as provided by applicable law.  None of the Company’s foreign subsidiaries (the “Non-Guarantor Subsidiaries”) have guaranteed the Senior Notes.  The condensed consolidating financial information for the Company, the Guarantor Subsidiaries, and the Non-Guarantor Subsidiaries as of December 31, 2006 and September 30, 2006 and for the three months ended December 31, 2006 and 2005 as presented below has been prepared from the books and records maintained by the Guarantor Subsidiaries and the Company.  The condensed consolidating financial information may not necessarily be indicative of the results of operations or financial position had the Guarantor Subsidiaries operated as independent entities.  Certain intercompany revenues and expenses included in the subsidiary records are eliminated in consolidation.  As a result of this activity, an amount due to/due from parent will exist at any time.

Mothers Work, Inc.

Condensed Consolidating Balance Sheet

December 31, 2006

(in thousands)

(unaudited)

	Mothers Work (Parent Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries (Foreign Operations)	Consolidating Eliminations	Mothers Work Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$15,401	$85	$577	$—	$16,063
Trade receivables, net	12,238	—	—	—	12,238
Inventories	86,839	—	2,647	—	89,486
Deferred income taxes	6,018	—	—	—	6,018
Prepaid expenses and other current assets	8,044	3	66	—	8,113
Total current assets	128,540	88	3,290	—	131,918
Property, plant and equipment, net	68,981	—	2,363	—	71,344
Assets held for sale	—	—	700	—	700
Other assets	66,254	67	126	—	66,447
Investments in and advances to (from) affiliates	284	283,549	(2,485)	(281,348)	—
Total assets	$264,059	$283,704	$3,994	$(281,348)	$270,409

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit borrowings	$—	$—	$—	$—	$—
Current portion of long-term debt	778	—	—	—	778
Accounts payable	21,866	—	—	—	21,866
Accrued expenses and other current liabilities	37,942	4,823	374	—	43,139
Total current liabilities	60,586	4,823	374	—	65,783
Long-term debt	92,632	—	—	—	92,632
Deferred rent and other non-current liabilities	21,238	—	1,153	—	22,391
Total liabilities	174,456	4,823	1,527	—	180,806

Total stockholders’ equity	89,603	278,881	2,467	(281,348)	89,603
Total liabilities and stockholders’ equity	$264,059	$283,704	$3,994	$(281,348)	$270,409

Mothers Work, Inc.

Condensed Consolidating Balance Sheet

September 30, 2006

(in thousands)

(unaudited)

	Mothers Work (Parent Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries (Foreign Operations)	Consolidating Eliminations	Mothers Work Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$16,878	$96	$1,930	$—	$18,904
Short-term investments	9,425	—	—	—	9,425
Trade receivables, net	11,631	—	—	—	11,631
Inventories	91,653	—	2,606	—	94,259
Deferred income taxes	6,018	—	—	—	6,018
Prepaid expenses and other current assets	8,226	—	169	—	8,395
Total current assets	143,831	96	4,705	—	148,632
Property, plant and equipment, net	69,026	—	2,404	—	71,430
Assets held for sale	—	—	700	—	700
Other assets	66,774	69	131	—	66,974
Investments in and advances to (from) affiliates	1,839	274,649	(4,184)	(272,304)	—
Total assets	$281,470	$274,814	$3,756	$(272,304)	$287,736

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit borrowings	$—	$—	$—	$—	$—
Current portion of long-term debt	814	—	—	—	814
Accounts payable	19,593	—	—	—	19,593
Accrued expenses and other current liabilities	39,281	4,756	416	—	44,453
Total current liabilities	59,688	4,756	416	—	64,860
Long-term debt	117,535	—	—	—	117,535
Deferred rent and other non-current liabilities	23,547	—	1,094	—	24,641
Total liabilities	200,770	4,756	1,510	—	207,036

Total stockholders’ equity	80,700	270,058	2,246	(272,304)	80,700
Total liabilities and stockholders’ equity	$281,470	$274,814	$3,756	$(272,304)	$287,736

Mothers Work, Inc.

Consolidating Statement of Operations

For the Three Months Ended December 31, 2006 and 2005

(in thousands)

(unaudited)

	Mothers Work (Parent Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries (Foreign Companies)	Consolidating Eliminations	Mothers Work Consolidated
For the Three Months Ended December 31, 2006
Net sales	$144,217	$7,699	$4,267	$(7,699)	$148,484
Cost of goods sold	69,653	—	1,781	—	71,434
Gross profit	74,564	7,699	2,486	(7,699)	77,050
Selling, general and administrative expenses	75,006	118	2,123	(7,699)	69,548
Operating income (loss)	(442)	7,581	363	—	7,502
Interest income (expense), net	(9,125)	5,993	—	—	(3,132)
Loss on extinguishment of debt	(2,093)	—	—	—	(2,093)
Equity in earnings of subsidiaries	13,937	—	—	(13,937)	—
Income before income taxes	2,277	13,574	363	(13,937)	2,277
Income tax provision	888	4,751	142	(4,893)	888
Net income	$1,389	$8,823	$221	$(9,044)	$1,389

For the Three Months Ended December 31, 2005
Net sales	$147,535	$7,893	$3,858	$(7,893)	$151,393
Cost of goods sold	73,811	—	1,399	—	75,210
Gross profit	73,724	7,893	2,459	(7,893)	76,183
Selling, general and administrative expenses	77,325	82	2,174	(7,893)	71,688
Operating income	(3,601)	7,811	285	—	4,495
Interest income (expense), net	(8,344)	4,550	—	—	(3,794)
Equity in earnings of subsidiaries	12,646	—	—	(12,646)	—
Income before income taxes	701	12,361	285	(12,646)	701
Income tax provision	273	4,326	111	(4,437)	273
Net income	$428	$8,035	$174	$(8,209)	$428

Mothers Work, Inc.

Consolidating Cash Flow Statement

For the Three Months Ended December 31, 2006

(in thousands)

(unaudited)

	Mothers Work (Parent Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries (Foreign Companies)	Consolidating Eliminations	Mothers Work Consolidated
Cash Flows from Operating Activities
Net income	$1,389	$8,823	$221	$(9,044)	$1,389
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,760	2	115	—	3,877
Stock-based compensation expense	471	—	—	—	471
Loss on impairment of long-lived assets	250	—	—	—	250
Gain on disposal of assets	(63)	—	—	—	(63)
Accretion of discount on senior notes	44	—	—	—	44
Loss on extinguishment of debt	2,093	—	—	—	2,093
Deferred income tax benefit	(176)	—	—	—	(176)
Amortization of deferred financing costs	154	—	—	—	154
Changes in assets and liabilities:
Decrease (increase) in—
Trade receivables	(607)	—	—	—	(607)
Inventories	4,814	—	(41)	—	4,773
Prepaid expenses and other assets	195	(3)	103	—	295
Investments in and advances to (from) affiliates	1,555	(8,900)	(1,699)	9,044	—
Increase (decrease) in—
Accounts payable, accrued expenses and other current liabilities	179	67	(45)	—	201
Deferred rent and other non-current liabilities	(995)	—	59	—	(936)
Net cash provided by (used in) operating activities	13,063	(11)	(1,287)	—	11,765
Cash Flows from Investing Activities
Purchase of short-term investments	(19,550)	—	—	—	(19,550)
Proceeds from sale of short-term investments	28,975	—	—	—	28,975
Capital expenditures	(2,938)	—	(66)	—	(3,004)
Purchase of intangible assets	(9)	—	—	—	(9)
Net cash provided by (used in) investing activities	6,478	—	(66)	—	6,412
Cash Flows from Financing Activities
Decrease in cash overdraft	(67)	—	—	—	(67)
Repayment of long-term debt	(25,165)	—	—	—	(25,165)
Premium on repurchase of long-term debt	(1,406)	—	—	—	(1,406)
Proceeds from exercise of stock options	3,357	—	—	—	3,357
Excess tax benefit of stock option exercises	2,263	—	—	—	2,263
Net cash used in financing activities	(21,018)	—	—	—	(21,018)
Net Decrease in Cash and Cash Equivalents	(1,477)	(11)	(1,353)	—	(2,841)
Cash and Cash Equivalents, Beginning of Period	16,878	96	1,930	—	18,904
Cash and Cash Equivalents, End of Period	$15,401	$85	$577	$—	$16,063

Mothers Work, Inc.

Consolidating Cash Flow Statement

For the Three Months Ended December 31, 2005

(in thousands)

(unaudited)

	Mothers Work (Parent Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries (Foreign Companies)	Consolidating Eliminations	Mothers Work Consolidated
Cash Flows from Operating Activities
Net income	$428	$8,035	$174	$(8,209)	$428
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,903	—	114	—	4,017
Stock-based compensation expense	410	—	—	—	410
Loss on impairment of long-lived assets	1,566	—	—	—	1,566
Loss on disposal of assets	97	—	—	—	97
Accretion of discount on senior notes	45	—	—	—	45
Deferred income tax benefit	(153)	—	—	—	(153)
Amortization of deferred financing costs	155	—	—	—	155
Changes in assets and liabilities:
Decrease (increase) in—
Trade receivables	(2,015)	—	(24)	—	(2,039)
Inventories	11,328	—	120	—	11,448
Prepaid expenses and other assets	637	—	—	—	637
Investments in and advances to (from) affiliates	(7,100)	(1,351)	242	8,209	—
Increase (decrease) in—
Accounts payable, accrued expenses and other current liabilities	14,015	(6,706)	(329)	—	6,980
Deferred rent and other non-current liabilities	(542)	—	41	—	(501)
Net cash provided by (used in) operating activities	22,774	(22)	338	—	23,090
Cash Flows from Investing Activities
Purchase of short-term investments	(14,500)	—	—	—	(14,500)
Proceeds from sale of short-term investments	3,000	—	—	—	3,000
Capital expenditures	(3,326)	—	(62)	—	(3,388)
Purchase of intangible assets	(7)	—	(4)	—	(11)
Net cash used in investing activities	(14,833)	—	(66)	—	(14,899)
Cash Flows from Financing Activities
Increase in cash overdraft	2,739	—	—	—	2,739
Repayment of long-term debt	(156)	—	—	—	(156)
Proceeds from exercise of stock options	9	—	—	—	9
Excess tax benefit of stock option exercises	1	—	—	—	1
Net cash provided by financing activities	2,593	—	—	—	2,593
Net Increase (Decrease) in Cash and Cash Equivalents	10,534	(22)	272	—	10,784
Cash and Cash Equivalents, Beginning of Period	2,901	37	99	—	3,037
Cash and Cash Equivalents, End of Period	$13,435	$15	$371	$—	$13,821

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

Geographic Information.  Information concerning the Company’s operations by geographic area is as follows (in thousands):

	Three Months Ended December 31,
	2006	2005
Net Sales to Unaffiliated Customers
United States	$144,217	$147,535
Canada	$4,267	$3,858

	December 31, 2006	September 30, 2006
Long-Lived Assets
United States	$69,550	$69,621
Canada	$2,489	$2,535
Costa Rica	$700	$700

Major Customers.  For the periods presented, the Company did not have any one customer who represented more than 10% of its net sales.

11.          INTEREST EXPENSE, NET

Interest expense, net is comprised of the following (in thousands):

	Three Months Ended December 31,
	2006	2005
Interest expense	$3,370	$3,837
Interest income	(238)	(43)
Interest expense, net	$3,132	$3,794

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following tables set forth certain operating data as a percentage of net sales and as a percentage change for the three months ended December 31:

	% of Net Sales (1)		% Increase
	2006	2005	2006 vs. 2005

Net sales	100.0%	100.0%	(1.9)%
Cost of goods sold (2)	48.1	49.7	(5.0)
Gross profit	51.9	50.3	1.1
Selling, general and administrative expenses (3)	46.8	47.4	(3.0)
Operating income	5.1	3.0	66.9
Interest expense, net	2.1	2.5	(17.4)
Loss on extinguishment of debt	1.4	0.0	N.M.
Income (loss) before income taxes	1.5	0.5	224.8
Income tax provision (benefit)	0.6	0.2	225.3
Net income (loss)	0.9%	0.3%	224.5%

N.M.–Not meaningful

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

(3)     The “Selling, general and administrative expenses” line item includes:advertising and marketing expenses, corporate administrative expenses, store expenses (including store payroll and store occupancy expenses), store opening and store closing expenses, and store asset impairment charges.

The following table sets forth certain information concerning the number of our stores and leased departments for the periods indicated:

	Three Months Ended
	December 31, 2006			December 31, 2005
Retail Locations	Stores	Leased Departments	Total Retail Locations	Stores	Leased Departments	Total Retail Locations
Beginning of period	810	731	1,541	852	739	1,591
Opened	3	60	63	6	10	16
Closed	(6)	(4)	(10)	(7)	(6)	(13)
End of period	807	787	1,594	851	743	1,594

Our fiscal year ends on September 30.  All references in this discussion to our fiscal years refer to the fiscal year ended on September 30 in the year mentioned.  For example, our “fiscal 2007” will end on September 30, 2007.

Three Months Ended December 31, 2006 and 2005

Net Sales.  Our net sales for the first quarter of fiscal 2007 decreased by 1.9%, or $2.9 million, to $148.5 million from $151.4 million for the first quarter of fiscal 2006.  Net sales decreased primarily due to our comparable store sales decrease.  Comparable store sales decreased by 2.1% for the first quarter of fiscal 2007, based on 1,454 retail locations, versus a comparable store sales increase of 3.1% for the first quarter of fiscal 2006, based on 1,019 retail locations.  The comparable store sales decrease of 2.1% for the first quarter of fiscal 2007 was adversely impacted by approximately 1.0 percentage points due to having one less Saturday in this fiscal year’s October and first quarter compared to last year.  The comparable store sales increase of 3.1% for the first quarter of fiscal 2006 was favorably impacted by approximately 0.5 percentage points due to having one more Saturday in December 2005 than in December 2004.

As of December 31, 2006, we operated a total of 807 stores and 1,594 total retail locations, compared to 851 stores and 1,594 total retail locations as of December 31, 2005.  In addition, our Oh Baby! by Motherhood™ collection is available at Kohl’s® stores throughout the United States.  During the first quarter of fiscal 2007, we opened three stores and closed six stores, with one of these store closings related to a prior period multi-brand store opening.

Gross Profit.  Our gross profit for the first quarter of fiscal 2007 increased by 1.1%, or $0.9 million, to $77.1 million from $76.2 million for the first quarter of fiscal 2006, reflecting an increase in gross margin.  Gross profit as a percentage of net sales (gross margin) for the first quarter of fiscal 2007 was 51.9% compared to 50.3% for the first quarter of fiscal 2006.  The increase in gross margin of 1.6 percentage points compared to the prior year resulted primarily from a higher maintained gross margin in our own stores, which resulted primarily from lower overall markdowns compared to last year and, to a lesser extent, product cost reductions.

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses for the first quarter of fiscal 2007 decreased by 3.0%, or approximately $2.2 million, to $69.5 million from $71.7 million for the first quarter of fiscal 2006.  This decrease in expense for the quarter resulted primarily from lower store occupancy expenses, as a result of our reduced number of stores, and a decrease in impairment charges for write-downs of store long-lived assets, partially offset by increases in legal expenses, employee benefits expenses and credit card expense.  As a percentage of net sales, selling, general and administrative expenses decreased to 46.8% for fiscal 2007 compared to 47.4% for fiscal 2006.  This decrease in the expense percentage for the quarter resulted primarily from the lower store occupancy expenses and decreased impairment charges for write-downs of store long-lived assets, partially offset by higher legal, employee benefits and credit card expenses.  During the first quarter of fiscal 2006, we recognized a non-recurring reduction to selling, general and administrative expenses of $0.5 million for our portion of the Visa®/MasterCard® class action settlement fund.  We incurred impairment charges for write-downs of store long-lived assets of $0.3 million for fiscal 2007, as compared to $1.6 million for fiscal 2006.  In addition, we recorded a negligible gain ($27,000) relating to store closings for the first quarter of fiscal 2007, as compared to $0.2 million of charges incurred for store closings in the first quarter of fiscal 2006 (primarily lease termination expenses).

Operating Income.  Our operating income for the first quarter of fiscal 2007 increased by 66.9%, or $3.0 million, to $7.5 million from $4.5 million for the first quarter of fiscal 2006, due to increased gross profit and lower selling, general and administrative expenses.  Operating income as a percentage of net sales (operating income margin) for the first quarter of fiscal 2007 increased to 5.1% from 3.0% for the first quarter of fiscal 2006.  The increase in operating income margin was due to our increased gross margin and our lower operating expense ratio.

Interest Expense, Net.  Our net interest expense for the first quarter of fiscal 2007 decreased by 17.4%, or $0.7 million, to $3.1 million from $3.8 million for the first quarter of fiscal 2006.  This decrease was primarily due to the repurchase of $35.0 million of our Senior Notes from August 2006 through December 2006 and, to a lesser extent, increased interest income resulting from increased balances of cash and short-term investments.  During the first quarter of fiscal 2007, we had no direct borrowings under our credit facility.  During the first quarter of fiscal 2006, our average level of direct borrowings under our credit facility was $1.3 million.

Loss on Extinguishment of Debt.  In December 2006, we repurchased $25.0 million principal amount of our outstanding Senior Notes. The $25.0 million Senior Note repurchase resulted in a first quarter pre-tax charge of $2.1 million representing the premium paid plus the write-off of unamortized debt issuance discount and deferred financing costs.

Income Tax Provision.  Our effective tax rate was a provision of 39.0% for the first quarter of fiscal 2007 and 38.9% for the first quarter of fiscal 2006.  We expect our effective tax rate for the full year fiscal 2007 to be approximately 39%.

Net Income.  Net income for the first quarter of fiscal 2007 was $1.4 million, or $0.23 per share (diluted), compared to net income of $0.4 million, or $0.08 per share (diluted), for the first quarter of fiscal 2006, representing increases versus last year of 225% in net income and 188% in diluted earnings per share.  Net income for the first quarter of fiscal 2007 includes an after-tax debt extinguishment charge of $1.3 million, or $0.21 per share (diluted).  We had no debt extinguishment charges in the first quarter of fiscal 2006.

Our average diluted shares outstanding of 6,138,000 for the first quarter of fiscal 2007 was 15.7% higher than the 5,303,000 average diluted shares outstanding for the first quarter of fiscal 2006.  The increase in average diluted shares outstanding reflects higher shares outstanding in fiscal 2007 compared to fiscal 2006, as a result of stock option exercises, as well as the higher dilutive impact of outstanding stock options in fiscal 2007 compared to fiscal 2006.

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

In November 2006, our Board of Directors authorized the repurchase of $25.0 million principal amount of our Senior Notes.  This was in addition to the repurchase of $10.0 million principal amount of our Senior Notes completed during August and September 2006.  On December 8, 2006, we completed the repurchase of the authorized amount at 105.625% of the $25.0 million principal amount, plus accrued and unpaid interest.  After giving effect to both the $10.0 million repurchase in fiscal 2006 and the $25.0 million redemption completed on December 8, 2006, we have $90.0 million remaining outstanding principal amount of the original $125.0 million principal amount of our Senior Notes.  On January 24, 2007, we announced that we are currently exploring ways to refinance the remaining $90 million principal amount of our Senior Notes with lower cost debt.  We expect that any refinancing of our Senior Notes would result in a one-time charge to earnings from the early retirement of the Senior Notes, but would result in decreased interest expense on an ongoing basis.  We cannot guarantee that we will be able to successfully refinance our Senior Notes.

Cash and cash equivalents decreased by $2.8 million during the first quarter of fiscal 2007 compared to an increase of $10.8 million for the first quarter of fiscal 2006.  Cash provided by operations of $11.8 million for the first quarter of fiscal 2007 decreased by $11.3 million from the $23.1 million cash provided by operations for the first quarter of fiscal 2006.  This decrease in cash provided by operations was primarily the result of: (i) a lesser reduction of inventories in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006, and (ii) a lesser increase in accrued expenses and other current liabilities in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006.  Total inventories as of December 31, 2006 were $89.5 million, a decrease of $4.8 million or 5.1% below the $94.3 million inventories balance as of September 30, 2006.  Total inventories of $94.5 million as of December 31, 2005 were $11.4 million below the $105.9 million inventories balance as of September 30, 2005.  During the first quarter of fiscal 2007, we used a portion of our cash provided by operations to pay for capital expenditures.  The remaining cash provided by operations, as well as cash generated by net proceeds from the sales (net of purchases) of short-term investments and from stock option exercises, was used to complete the $25.0 million principal repurchase of our Senior Notes.  During the first quarter of fiscal 2006, we used our cash provided by operations primarily to increase our short-term investments and cash balance and, to a much lesser extent, to pay for capital expenditures.

For the first quarter of fiscal 2007, we spent $3.0 million on capital expenditures, including $1.4 million for leasehold improvements, fixtures and equipment principally for new store facilities, as well as improvements to existing stores, and $1.6 million for our information systems and distribution and corporate facilities.  This compares to $3.4 million in capital expenditures for the first quarter of fiscal 2006, of which $2.8 million was spent for new store facilities and improvements to existing stores and retail locations, and $0.6 million for our information systems and distribution and corporate facilities.  The decrease in capital expenditures was primarily due to decreased expenditures for new stores, partially offset by increased expenditures for information systems enhancements.

On October 15, 2004, we entered into a five-year $60.0 million senior secured revolving credit facility (the “Credit Facility”).  The Credit Facility will mature on October 15, 2009.  There are no financial covenant requirements under the Credit Facility unless either (i) Excess Availability (as defined in the agreement) falls below $10 million, or (ii) average Financial Covenant Adjusted Availability (as defined in the agreement) for any calendar month is less than $15 million.  If either of the events in items (i) or (ii) above occurs, we would be required to meet a certain minimum fixed charge coverage ratio (which increases from 1.00x during the first two years of the Credit Facility to 1.10x during the fifth year of the Credit Facility).  During the first quarter of fiscal 2007 and the first quarter of fiscal 2006, we exceeded the requirements for Excess Availability and average Financial Covenant Adjusted Availability.

As of December 31, 2006, outstanding borrowings under the Credit Facility consisted of no direct borrowings and $8.4 million in letters of credit, with $51.6 million of availability under our credit line.  We had no direct borrowings under our credit facility for the first quarter of fiscal 2007, compared to average direct borrowings of $1.3 million during the first quarter of fiscal 2006.

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

Our significant accounting policies are described in Note 2 of “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended September 30, 2006.  We believe that the following discussion addresses our critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  If actual results were to differ significantly from estimates made, future reported results could be materially affected.  However, we are not currently aware of any reasonably likely events or circumstances that would result in materially different results.

Our senior management has reviewed these critical accounting policies and estimates and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations with the Audit Committee of our Board of Directors.

Inventories.  We value our inventories, which consist primarily of maternity apparel, at the lower of cost or market. Cost is determined on the first-in, first-out method (FIFO) and includes the cost of merchandise, freight, duty and broker fees.  A periodic review of inventory quantities on hand is performed in order to determine if inventory is properly valued at the lower of cost or market.  Factors related to current inventories such as future consumer demand and fashion trends, current aging, current analysis of merchandise based on receipt date, current and anticipated retail markdowns or wholesale discounts, and class or type of inventory are analyzed to determine estimated net realizable values.  Criteria utilized by us to quantify aging trends include factors such as the amount of merchandise received within the past twelve months, merchandise received more than one year before with quantities on-hand in excess of 12 months of sales, and merchandise currently selling below cost.  A provision is recorded to reduce the cost of inventories to its estimated net realizable value, if required.  Inventories as of December 31, 2006 and September 30, 2006 totaled $89.5 million and $94.3 million, respectively, representing 33.1% and 32.8% of total assets, respectively.  Given the significance of inventories to our consolidated financial statements, the determination of net realizable values is considered to be a critical accounting estimate.  Any significant unanticipated changes in the factors noted above could have a significant impact on the value of our inventories and our reported operating results.

Long-Lived Assets.  Our long-lived assets consist principally of store leasehold improvements (included in the “Property, plant and equipment, net” line item in our consolidated balance sheets) and, to a much lesser extent, lease acquisition costs (included in the “Other intangible assets, net” line item in our consolidated balance sheets).  These long-lived assets are recorded at cost and are amortized using the straight-line method over the shorter of the lease term or their useful life.  Net long-lived assets as of December 31, 2006 and September 30, 2006 totaled $72.0 million and $72.2 million, respectively, representing 26.6% and 25.1% of total assets, respectively.

In assessing potential impairment of these assets, we periodically evaluate the historical and forecasted operating results and cash flows on a store-by-store basis.  Newly opened stores may take time to generate positive operating and cash flow results.  Factors such as (i) store type, that is, company store or leased department, (ii) store concept, that is, Motherhood Maternity®, Mimi Maternity, A Pea in the Pod or Destination Maternity, (iii) store location, for example, urban area versus suburb, (iv) current marketplace awareness of our brands, (v) local customer demographic data, (vi) anchor stores within the mall in which our store is located and (vii) current fashion trends are all considered in determining the time frame required for a store to achieve positive financial results, which is assumed to be within two years from the date a store location is opened.  If economic conditions are substantially different from our expectations, the carrying value of certain of our long-lived assets may become impaired.  As a result of our impairment assessment, we recorded write-downs of long-lived assets of $0.3 million for the first quarter of fiscal 2007, and $1.6 million for the first quarter of fiscal 2006, respectively.

Goodwill.  The purchase method of accounting for business combinations requires the use of estimates and judgments to allocate the purchase price paid for acquisitions to the fair value of the net tangible and identifiable intangible assets.  Goodwill represents the excess of the aggregate purchase price over the fair value of net assets acquired in business combinations and is separately disclosed in our consolidated balance sheets.  As of both December 31, 2006 and September 30, 2006, goodwill totaled $50.4 million, representing 18.6% and 17.5% of total assets, respectively.  In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 142 requires that goodwill no longer be amortized, but instead be tested for impairment at least annually or as impairment indicators arise.

The impairment test requires us to compare the fair value of business reporting units to their carrying value, including assigned goodwill.  In assessing potential impairment of goodwill, we have determined that we have one reporting unit for purposes of applying SFAS No. 142 based on our reporting structure.  The fair value of our single reporting unit is determined based on the fair market value of our outstanding common stock on a control basis and, if necessary, an outside independent valuation is obtained to determine the fair value.  The carrying value of our single reporting unit, expressed on a per share basis, is represented by the book value per share of our outstanding common stock.  The results of the annual impairment test performed as of September 30, 2006, indicated the fair value of the reporting unit exceeded its carrying value.  If the per share fair value of our single reporting unit was less than the book value per share on September 30, 2006, our goodwill would likely have been impaired.  As of December 31, 2006, our book value was $15.20 per share of outstanding common stock and the closing trading price of our common stock was $39.39 per share.

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

The temporary differences between the book and tax treatment of income and expenses result in deferred tax assets and liabilities, which are included within our consolidated balance sheets.  We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income.  Actual results could differ from our assessments if adequate taxable income is not generated in future periods.  Net deferred tax assets as of December 31, 2006 and September 30, 2006 totaled $18.7 million and $18.6 million, respectively, representing 6.9% and 6.5% of total assets, respectively.  To the extent we believe that recovery is not more likely than not, we must establish a valuation allowance.  To the extent we establish a valuation allowance or change the allowance in a future period, income tax expense will be impacted.

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

Recent Accounting Pronouncements

FASB Interpretation No. 48

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.”  FASB Interpretation No. 48 provides guidance for the recognition and measurement of uncertain tax positions in an enterprise’s financial statements.  Recognition involves a determination of whether it is more likely than not that a tax position will be sustained upon examination with the presumption that the tax position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information.  This interpretation is effective for fiscal years beginning after December 15, 2006.  Early adoption is permitted if the enterprise has not issued financial statements, including interim financial statements, in the period of adoption.  The impact from adoption of FASB Interpretation No. 48, if any, on our consolidated financial position or results of operations has not yet been determined.  We plan to adopt FASB Interpretation No. 48 effective as of October 1, 2007.

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

Forward-Looking Statements

Some of the information in this report, including information incorporated by reference, if applicable, (as well as information included in oral statements or other written statements made or to be made by us), contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  The forward-looking statements involve a number of risks and uncertainties.  A number of factors could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements.  These factors include, but are not limited to: the success of our new business initiatives, future sales trends in our existing store base, changes in consumer spending patterns, raw material price increases, consumer preferences and overall economic conditions, the impact of competition and pricing, availability of suitable store locations, continued availability of capital and financing, ability to hire and develop senior management and sales associates, ability to develop and source merchandise, ability to receive production from foreign sources on a timely basis, potential stock repurchases, potential debt repurchases or refinancing, war or acts of terrorism and other factors referenced in our Annual Report on Form 10-K, including those set forth under the caption “Risk Factors.”

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

As of December 31, 2006, we had cash and cash equivalents of $16.1 million, which include money market accounts that bear interest at variable rates.  A change in market interest rates earned on the cash and cash equivalents impacts the interest income and cash flows, but does not impact the fair market value of the financial instruments.  Due to the average maturity and conservative nature of our investment portfolio, we believe a sudden change in interest rates would not have a material effect on the value of our investment portfolio.

As of December 31, 2006, the principal components of our debt portfolio were the $90.0 million of Senior Notes and the $60.0 million Credit Facility, both of which are denominated in U.S. dollars.  The fair market value of the debt portfolio is referred to as the “debt value.”  The Senior Notes bear interest at a fixed rated of 11¼%.  Although a change in market interest rates would not affect the interest incurred or cash flow related to this fixed rate portion of the debt portfolio, the Debt Value would be affected.

Our Credit Facility carries a variable interest rate that is tied to market indices.  As of December 31, 2006, we had no direct borrowings and $8.4 million of letters of credit outstanding under our Credit Facility.  Borrowings under the Credit Facility would have resulted in interest at a rate between approximately 6.58% and 8.25% per annum as of December 31, 2006.  Any future borrowings under the Credit Facility would, to the extent of outstanding borrowings, be affected by changes in market interest rates.  A change in market interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the Debt Value of the financial instrument.

The sensitivity analysis as it relates to the fixed rate portion of our debt portfolio assumes an instantaneous 100 basis point move in interest rates from their levels as of December 31, 2006, with all other variables held constant.  The Debt Value of the Senior Notes as of December 31, 2006 is approximately $94,950,000, which is slightly higher than its carrying value.  A 100 basis point increase in market interest rates would result in a decrease in the debt value by approximately $0.5 million as of December 31, 2006.  A 100 basis point decline in market interest rates would cause the Debt Value to increase by approximately $0.3 million as of December 31, 2006.

Based on the limited variable rate debt included in our debt portfolio as of December 31, 2006, a 100 basis point increase in interest rates would result in additional interest incurred for the year of less than $0.1 million.  A 100 basis point decrease in interest rates would correspondingly lower our interest expense for the year by less than $0.1 million.

Other than as described above, we do not believe that the market risk exposure on other financial instruments is material.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to our management on a timely basis to allow decisions regarding required disclosure.  We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2006, these controls and procedures were effective.

Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the fiscal quarter ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors”  of our Form 10-K for the year ended September 30, 2006. The risks described in our Form-K are not the only risks that we face. Additional risks not presently known to us or that we do not currently consider significant may also have an adverse effect on us. If any of the risks actually occur, our business, results of operations, cash flows or financial condition could suffer.

Item 6.  Exhibits

Exhibit No.	Description

10.30*†	Management Incentive Program (effective as of December 13, 2006) (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 13, 2006).
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Executive Vice President-Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Executive Vice President-Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*       Incorporated by reference.

†       Management contract or compensatory plan or arrangement.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOTHERS WORK, INC.

Date: February 9, 2007	By:	/s/ DAN W. MATTHIAS
Dan W. Matthias
Chairman of the Board and Chief Executive Officer

Date: February 9, 2007	By:	/s/ EDWARD M. KRELL
Edward M. Krell
Executive Vice President— Chief Financial Officer

INDEX OF EXHIBITS FILED WITH

FORM 10-Q OF MOTHERS WORK, INC.

FOR THE QUARTER ENDED DECEMBER 31, 2006

Exhibit No.	Description

10.30*†	Management Incentive Program (effective as of December 13, 2006) (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 13, 2006).
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Executive Vice President-Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Executive Vice President-Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*       Incorporated by reference.

†       Management contract or compensatory plan or arrangement.