Form 10-Q
period 2007-03-31
MOTHERS WORK INC
filed 2007-05-10
CIK 896985

United States

Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

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

Common Stock, $.01 par value 5,945,129 shares outstanding as of May 3, 2007

MOTHERS WORK, INC. AND SUBSIDIARIES
INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

MOTHERS WORK, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	March 31, 2007	September 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$7,144	$18,904
Short-term investments	—	9,425
Trade receivables, net	14,051	11,631
Inventories	98,435	94,259
Deferred income taxes	6,018	6,018
Prepaid expenses and other current assets	4,144	8,395
Total current assets	129,792	148,632
Property, plant and equipment, net	73,162	71,430
Assets held for sale	700	700
Other assets:
Goodwill	50,389	50,389
Deferred financing costs, net of accumulated amortization of $1,534 and $1,927	3,012	2,795
Other intangible assets, net of accumulated amortization of $2,452 and $2,413	653	726
Deferred income taxes	13,710	12,543
Other non-current assets	509	521
Total other assets	68,273	66,974
Total assets	$271,927	$287,736

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit borrowings	$—	$—
Current portion of long-term debt	656	814
Accounts payable	22,379	19,593
Accrued expenses and other current liabilities	40,683	44,453
Total current liabilities	63,718	64,860
Long-term debt	92,626	117,535
Deferred rent and other non-current liabilities	23,680	24,641
Total liabilities	180,024	207,036

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, 2,000,000 shares authorized
Series A cumulative convertible preferred stock, $.01 par value; 41,000 shares authorized, none outstanding	—	—
Series B junior participating preferred stock, $.01 par value; 300,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value; 20,000,000 shares authorized, 5,938,689 and 5,624,374 shares issued and outstanding, respectively	59	56
Additional paid-in capital	79,862	71,431
Retained earnings	13,167	9,213
Accumulated other comprehensive loss	(1,185)	—
Total stockholders’ equity	91,903	80,700
Total liabilities and stockholders’ equity	$271,927	$287,736

The accompanying notes are an integral part of these Consolidated Financial Statements.

MOTHERS WORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Net sales	$143,857	$144,643	$292,341	$296,036
Cost of goods sold	67,797	68,620	139,231	143,830
Gross profit	76,060	76,023	153,110	152,206
Selling, general and administrative expenses	69,065	71,414	138,613	143,102
Operating income	6,995	4,609	14,497	9,104
Interest expense, net	2,790	3,785	5,922	7,579
Loss on extinguishment of debt	—	—	2,093	—
Income before income taxes	4,205	824	6,482	1,525
Income tax provision	1,640	322	2,528	595
Net income	$2,565	$502	$3,954	$930

Net income per share—Basic	$0.44	$0.09	$0.69	$0.18
Average shares outstanding—Basic	5,824	5,291	5,765	5,280
Net income per share—Diluted	$0.41	$0.09	$0.64	$0.17
Average shares outstanding—Diluted	6,227	5,501	6,183	5,402

The accompanying notes are an integral part of these Consolidated Financial Statements.

MOTHERS WORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Common Stock				Accumulated		Comprehensive Income
	Number		Additional		Other
	of		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total	Quarter	Year to Date
Balance as of September 30, 2006	5,624	$56	$71,431	$9,213	$—	$80,700
Net income				3,954	—	3,954	$2,565	$3,954
Initial prior service cost for retirement plans, net of tax	—	—	—	—	(1,202)	(1,202)
Amortization of prior service cost, net of tax	—	—	—	—	17	17	17	17
Comprehensive income							$2,582	$3,971
Stock-based compensation	107	1	988	—	—	989
Exercise of stock options	208	2	3,559	—	—	3,561
Tax benefit from stock option exercises	—	—	2,462	—	—	2,462
Reclassification of equity award from liabilities	—	—	1,422	—	—	1,422
Balance as of March 31, 2007	5,939	$59	$79,862	$13,167	$(1,185)	$91,903

Balance as of September 30, 2005	5,269	$53	$63,164	$111	$—	$63,328
Net income	—	—	—	930	—	930	$502	$930
Comprehensive income							$502	$930
Stock-based compensation	—	—	533	—	—	533
Exercise of stock options	47	—	430	—	—	430
Tax benefit from stock option exercises	—	—	225	—	—	225
Balance as of March 31, 2006	5,316	$53	$64,352	$1,041	$—	$65,446

The accompanying notes are an integral part of these Consolidated Financial Statements.

MOTHERS WORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended March 31,
	2007	2006
Cash Flows from Operating Activities
Net income	$3,954	$930
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,812	7,937
Stock-based compensation expense	989	811
Loss on impairment of long-lived assets	390	1,851
Gain on disposal of assets	(163)	(197)
Loss on extinguishment of debt	2,093	—
Accretion of discount on senior notes	82	91
Deferred income tax benefit	(432)	(302)
Amortization of deferred financing costs	297	314
Changes in assets and liabilities:
Decrease (increase) in —
Trade receivables	(2,420)	(3,064)
Inventories	(4,176)	9,108
Prepaid expenses and other assets	4,263	474
Increase (decrease) in —
Accounts payable, accrued expenses and other current liabilities	(546)	4,732
Deferred rent and other non-current liabilities	(1,671)	311
Net cash provided by operating activities	10,472	22,996

Cash Flows from Investing Activities
Purchase of short-term investments	(19,550)	(25,525)
Proceeds from sale of short-term investments	28,975	22,975
Capital expenditures	(9,116)	(8,046)
Proceeds from sale of property, plant and equipment	85	—
Proceeds from sale of assets held for sale	—	225
Purchase of intangible assets	(9)	(11)
Net cash provided by (used in) investing activities	385	(10,382)

Cash Flows from Financing Activities
(Decrease) increase in cash overdraft	(885)	540
Repayment of long-term debt	(25,330)	(313)
Premium on repurchase of long-term debt	(1,406)	—
Deferred financing costs	(1,019)	—
Proceeds from exercise of stock options	3,561	430
Excess tax benefit from exercise of stock options	2,462	242
Net cash (used in) provided by financing activities	(22,617)	899
Net (Decrease) Increase in Cash and Cash Equivalents	(11,760)	13,513
Cash and Cash Equivalents, Beginning of Period	18,904	3,037
Cash and Cash Equivalents, End of Period	$7,144	$16,550

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$6,275	$7,332
Cash (received) paid for income taxes	$(1,972)	$1,071

The accompanying notes are an integral part of these Consolidated Financial Statements.

MOTHERS WORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

(unaudited)

1.              BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the requirements for Form 10-Q and Article 10 of Regulation S-X and, accordingly, certain information and footnote disclosures have been condensed or omitted.  Reference is made to the Annual Report on Form 10-K as of and for the year ended September 30, 2006 for Mothers Work, Inc. and subsidiaries (the “Company” or “Mothers Work”) as filed with the Securities and Exchange Commission (“SEC”), for additional disclosures including a summary of the Company’s accounting policies.

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

The following tables summarize the Basic EPS and Diluted EPS calculations (in thousands, except per share amounts):

	Three Months Ended March 31, 2007			Three Months Ended March 31, 2006
	Net Income	Shares	EPS	Net Income	Shares	EPS
Basic EPS	$2,565	5,824	$0.44	$502	5,291	$0.09
Incremental shares from the assumed lapse of restrictions on restricted stock awards	—	101	(0.01)	—	—	—
Incremental shares from the assumed exercise of outstanding stock options	—	302	(0.02)	—	210	—

Diluted EPS	$2,565	6,227	$0.41	$502	5,501	$0.09

	Six Months Ended March 31, 2007			Six Months Ended March 31, 2006
	Net Income	Shares	EPS	Net Income	Shares	EPS
Basic EPS	$3,954	5,765	$0.69	$930	5,280	$0.18
Incremental shares from the assumed lapse of restrictions on restricted stock awards	—	67	(0.01)	—	—	—
Incremental shares from the assumed exercise of outstanding stock options	—	351	(0.04)	—	122	(0.01)

Diluted EPS	$3,954	6,183	$0.64	$930	5,402	$0.17

For the three months ended March 31, 2007 and 2006, options and warrants to purchase 43,000 and 450,760 shares, respectively, were excluded from the calculation of Diluted EPS as their effect would have been antidilutive.  For the six months ended March 31, 2007 and 2006, options and warrants to purchase 25,500 and 758,615 shares, respectively, were excluded from the calculation of Diluted EPS as their effect would have been antidilutive.  These options and warrants could potentially dilute EPS in the future.

3.                 INVENTORIES

Inventories were comprised of the following (in thousands):

	March 31, 2007	September 30, 2006
Finished goods	$91,435	$86,937
Work-in-progress	2,866	2,736
Raw materials	4,134	4,586
	$98,435	$94,259

4.                 ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities were comprised of the following (in thousands):

	March 31, 2007	September 30, 2006
Salaries, wages and employee benefits	$11,353	$14,657
Income taxes payable	1,273	1,565
Interest	1,850	2,273
Deferred rent	4,079	4,192
Sales taxes	3,617	3,170
Insurance	2,045	1,892
Audit and legal	3,139	4,137
Remaining payout for redemption of Series A Preferred Stock	679	679
Accrued store construction costs	1,252	681
Gift certificates and store credits	4,720	3,895
Other	6,676	7,312
	$40,683	$44,453

5.                 LONG-TERM DEBT AND LINE OF CREDIT

In November 2006, the Company’s Board of Directors authorized the repurchase of $25,000,000 principal amount of the Company’s 11 1/4% senior notes (the “Senior Notes”).  On December 8, 2006, the Company completed the repurchase of the authorized amount at 105.625% of the $25,000,000 principal amount, plus accrued and unpaid interest.  In connection with the repurchase, the Company recorded a pre-tax charge totaling $2,093,000, representing the premium paid plus the write-off of unamortized debt issuance discount and deferred financing costs.

On March 13, 2007, the Company entered into a Term Loan and Security Agreement (the “Term Loan Agreement”) for a $90,000,000 senior secured Term Loan B due March 13, 2013 (the “Term Loan”), the proceeds of which were received on April 18, 2007 and were used to redeem the remaining $90,000,000 principal amount of the Senior Notes (see Note 12).  The interest rate on the Term Loan is equal to, at the Company’s election, either (i) the prime rate plus 1.00%, or (ii) the LIBOR rate plus the applicable margin.  The applicable margin is initially fixed at 2.50% through and including the fiscal quarter ending September 30, 2007.  Thereafter, the applicable margin for LIBOR borrowings is either 2.25% or 2.50%, depending on the Company’s Consolidated Leverage Ratio (as defined).  In order to mitigate the Company’s floating rate interest risk on the variable rate Term Loan, it entered into an interest rate swap agreement with the Agent bank for the Term Loan that commenced on April 18, 2007, the date the $90,000,000 Term Loan proceeds were received, and expires on April 18, 2012.  The interest rate swap agreement enables the Company to effectively convert an amount of the Term Loan equal to the notional amount of the interest rate swap from a floating interest rate of LIBOR plus 2.50% (subject to reduction to LIBOR plus 2.25% if the Company achieves a specified leverage ratio), to a fixed interest rate of 7.50% (subject to reduction to 7.25% if the Company achieves a specified leverage ratio).  The notional amount of the interest rate swap is $75,000,000 at inception of the swap agreement and decreases over time to a notional amount of $5,000,000 at the expiration date.  Commencing with the third quarter of fiscal 2007, the Company is required to make minimum repayments of the principal amount of the Term Loan in quarterly installments of $225,000 each.  Additionally, the Term Loan can be prepaid at the Company’s option, in part or in whole, at any time without any prepayment premium or penalty.  The Term Loan Agreement imposes certain restrictions on the Company’s ability to, among other things, incur additional indebtedness, pay dividends, repurchase stock, and enter into other various types of transactions.  The Term Loan Agreement also contains quarterly financial covenants that require the Company to maintain a specified maximum permitted Consolidated Leverage Ratio and a specified minimum permitted Consolidated Interest Coverage Ratio (as defined).  As of March 31, 2007, the Company was in compliance with the financial covenants of its Term Loan Agreement.

In connection with the Term Loan transaction, the Company amended its existing $60,000,000 revolving credit facility (the “Credit Facility”) in order to permit the new Term Loan financing.  This amendment of the Credit Facility also extended its maturity from October 15, 2009 to March 13, 2012, increased its size to $65,000,000, and reduced the LIBOR-based interest rate option under the facility by 0.25%.  There are no financial covenant requirements under the Credit Facility provided that Excess Availability (as defined) does not fall below 10% of the Borrowing Base (as defined).  If Excess Availability were to fall below 10% of the Borrowing Base, the Company would be required to meet a specified minimum Fixed Charge Coverage Ratio (as defined).  During the first six months of fiscal 2007 and the first six months of fiscal 2006, the Company exceeded minimum requirements for Excess Availability.

6.              RETIREMENT PLANS

On March 2, 2007, the Company entered into Supplemental Executive Retirement Agreements with its Chairman of the Board and Chief Executive Officer and its President and Chief Operating Officer (the “SERP Agreements”).  The purpose of the SERP Agreements is to provide the executives with supplemental pension benefits following their cessation of employment.

The amount of the benefit payable under each SERP Agreement is the actuarial present value of a single life annuity equal to 60% of the executive’s “deemed final pay,” commencing upon cessation of employment.  For this purpose, “deemed final pay” means the executive’s current base salary, increased by 3% for each new fiscal year that begins before the executive’s cessation of employment.  This benefit vested 33 1/3% on March 2, 2007.  Starting on September 30, 2007 and on each September 30 thereafter until fully vested, the benefit will vest either (i) 15%, if during that entire fiscal year the executive provided continuous full-time service to the Company, or (ii) 7.5%, if during that entire fiscal year the executive provided at least continuous 50% part-time service to the Company.  Notwithstanding the foregoing, the benefit is subject to full acceleration if, following a change in control, the executive’s employment ceases due to a termination without cause or a resignation with good reason.  In connection with the initiation of the SERP Agreements, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” and recorded after-tax prior service cost of $1,202,000 (net of income tax benefit of $769,000) as Accumulated Other Comprehensive Loss.

The components of net periodic pension cost on a pre-tax basis were as follows (in thousands):

	Three Months Ended, March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Service cost	$131	$—	$131	$—
Interest cost	10	—	10	—
Amortization of prior service cost	29	—	29	—
Total net periodic benefit cost	$170	$—	$170	$—

The SERP Agreements also provide that the Company will establish a grantor trust, the assets of which will be used to pay benefits under the SERP Agreements (or to satisfy the claims of the Company’s general creditors in the event of the Company’s bankruptcy or insolvency).  The grantor trust will be funded periodically, on an actuarial basis, such that the total assets of the trust from time to time will reasonably approximate the Company’s then current obligation under the SERP Agreements (provided that, upon a change in control, the Company has agreed to fully fund the grantor trust, regardless of the extent to which the SERP benefits are then vested).   On April 30, 2007, the Company made an initial contribution to the grantor trust of $2,662,000 and no further contributions are expected to be made during fiscal 2007.

7.              NEW ACCOUNTING PRONOUNCEMENTS

FASB Interpretation No. 48

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.”  FASB Interpretation No. 48 provides guidance for the recognition and measurement of uncertain tax positions in an enterprise’s financial statements.  Recognition involves a determination of whether it is more likely than not that a tax position will be sustained upon examination with the presumption that the tax position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information.  This interpretation is effective for fiscal years beginning after December 15, 2006.  Early adoption is permitted if the enterprise has not issued financial statements, including interim financial statements, in the period of adoption.  The impact from adoption of FASB Interpretation No. 48, if any, on the Company’s consolidated financial position or results of operations has not yet been determined.  The Company plans to adopt FASB Interpretation No. 48 effective as of October 1, 2007.

EITF Issue 06-3

In June 2006, the Emerging Issues Task Force (“EITF”) issued EITF Issue 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).”  EITF Issue 06-3 provides guidance related to the presentation in financial statements of any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer, including, but not limited to, sales, use, value added, and some excise taxes.  The EITF concluded that the presentation of taxes within the scope of EITF Issue 06-3 on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should disclosed.  In addition, the aggregate amount of any such taxes that are reported on a gross basis should be disclosed in interim and annual financial statements.  The guidance in EITF Issue 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006.  The Company presently reports taxes within the scope of EITF Issue 06-3 on a net basis and adoption did not have any impact on the consolidated financial statements.

SAB No. 108

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”  SAB No. 108 states that SEC registrants should use both a balance sheet approach and an income statement approach when quantifying and evaluating the materiality of a misstatement, contains guidance on correcting errors under the dual approach and provides transition guidance for correcting errors existing in prior years.   SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006.  The Company does not expect the adoption of SAB No. 108 to have a material impact on the Company’s consolidated financial statements.

SFAS No. 157

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The impact from adoption of SFAS No. 157, if any, on the Company’s consolidated financial position or results of operations has not yet been determined.

SFAS No. 158

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”  SFAS No. 158 requires an employer to recognize the funded status of a benefit plan, measured as the difference between plan assets at fair value and the projected benefit obligation, in its statement of financial position.  SFAS No. 158 also requires an employer to measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position.  This statement is effective as of the end of the fiscal year ending after December 15, 2006, except for the requirement to measure plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position, which is effective for fiscal years ending after December 15, 2008.  In March 2007, the Company entered into SERP Agreements with two executives and adopted the provisions of SFAS No. 158.

SFAS No. 159

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”  SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value and requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet.  SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The impact from adoption of SFAS No. 159, if any, on the Company’s consolidated financial position or results of operations has not yet been determined.

8.              GUARANTOR SUBSIDIARIES

Pursuant to the terms of the indenture relating to the Senior Notes, each of the domestic subsidiaries of Mothers Work, Inc. (the “Guarantor Subsidiaries”) has jointly and severally provided an unconditional guarantee of the obligations of Mothers Work with respect to the Senior Notes.  There are no restrictions on any of the assets of the Guarantor Subsidiaries which would limit their ability to transfer funds to Mothers Work in the form of loans, advances or cash dividends, except as provided by applicable law.  None of the Company’s foreign subsidiaries (the “Non-Guarantor Subsidiaries”) have guaranteed the Senior Notes.  The condensed consolidating financial information for the Company, the Guarantor Subsidiaries, and the Non-Guarantor Subsidiaries as of March 31, 2007 and September 30, 2006 and for the three months and six months ended March 31, 2007 and 2006 as presented below has been prepared from the books and records maintained by the Guarantor Subsidiaries and the Company.  The condensed consolidating financial information may not necessarily be indicative of the results of operations or financial position had the Guarantor Subsidiaries operated as independent entities.  Certain intercompany revenues and expenses included in the subsidiary records are eliminated in consolidation.  As a result of this activity, an amount due to/due from parent will exist at any time.

Mothers Work, Inc.

Condensed Consolidating Balance Sheet

March 31, 2007

(in thousands)

(unaudited)

	Mothers Work (Parent Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries (Foreign Operations)	Consolidating Eliminations	Mothers Work Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$5,619	$103	$1,422	$—	$7,144
Trade receivables, net	14,051	—	—	—	14,051
Inventories	95,215	—	3,220	—	98,435
Deferred income taxes	6,018	—	—	—	6,018
Prepaid expenses and other current assets	4,061	2	81	—	4,144
Total current assets	124,964	105	4,723	—	129,792
Property, plant and equipment, net	70,949	—	2,213	—	73,162
Assets held for sale	—	—	700	—	700
Other assets	68,088	65	120	—	68,273
Investments in and advances to (from) affiliates	1,615	291,985	(3,698)	(289,902)	—
Total assets	$265,616	$292,155	$4,058	$(289,902)	$271,927

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit borrowings	$—	$—	$—	$—	$—
Current portion of long-term debt	656	—	—	—	656
Accounts payable	22,379	—	—	—	22,379
Accrued expenses and other current liabilities	35,513	4,744	426	—	40,683
Total current liabilities	58,548	4,744	426	—	63,718
Long-term debt	92,626	—	—	—	92,626
Deferred rent and other non-current liabilities	22,539	—	1,141	—	23,680
Total liabilities	173,713	4,744	1,567	—	180,024

Total stockholders’ equity	91,903	287,411	2,491	(289,902)	91,903
Total liabilities and stockholders’ equity	$265,616	$292,155	$4,058	$(289,902)	$271,927

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

Mothers Work, Inc.

Consolidating Statement of Operations

For the Three Months Ended March 31, 2007 and 2006

(in thousands)

(unaudited)

	Mothers Work (Parent Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries (Foreign Companies)	Consolidating Eliminations	Mothers Work Consolidated
For the Three Months Ended March 31, 2007
Net sales	$140,079	$7,265	$3,778	$(7,265)	$143,857
Cost of goods sold	66,132	—	1,665	—	67,797
Gross profit	73,947	7,265	2,113	(7,265)	76,060
Selling, general and administrative expenses	74,040	215	2,075	(7,265)	69,065
Operating income (loss)	(93)	7,050	38	—	6,995
Interest income (expense), net	(8,863)	6,073	—	—	(2,790)
Equity in earnings of subsidiaries	13,161	—	—	(13,161)	—
Income before income taxes	4,205	13,123	38	(13,161)	4,205
Income tax provision	1,640	4,593	14	(4,607)	1,640
Net income	$2,565	$8,530	$24	$(8,554)	$2,565

For the Three Months Ended March 31, 2006
Net sales	$140,943	$7,377	$3,700	$(7,377)	$144,643
Cost of goods sold	66,635	—	1,985	—	68,620
Gross profit	74,308	7,377	1,715	(7,377)	76,023
Selling, general and administrative expenses	77,198	71	1,522	(7,377)	71,414
Operating income	(2,890)	7,306	193	—	4,609
Interest income (expense), net	(8,692)	4,907	—	—	(3,785)
Equity in earnings of subsidiaries	12,406	—	—	(12,406)	—
Income before income taxes	824	12,213	193	(12,406)	824
Income tax provision	322	4,275	75	(4,350)	322
Net income	$502	$7,938	$118	$(8,056)	$502

Mothers Work, Inc.

Consolidating Statement of Operations

For the Six Months Ended March 31, 2007 and 2006

(in thousands)

(unaudited)

	Mothers Work (Parent Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries (Foreign Companies)	Consolidating Eliminations	Mothers Work Consolidated
For the Six Months Ended March 31, 2007
Net sales	$284,296	$14,964	$8,045	$(14,964)	$292,341
Cost of goods sold	135,785	—	3,446	—	139,231
Gross profit	148,511	14,964	4,599	(14,964)	153,110
Selling, general and administrative expenses	149,046	333	4,198	(14,964)	138,613
Operating income (loss)	(535)	14,631	401	—	14,497
Interest income (expense), net	(17,988)	12,066	—	—	(5,922)
Loss on extinguishment of debt	(2,093)	—	—	—	(2,093)
Equity in earnings of subsidiaries	27,098	—	—	(27,098)	—
Income before income taxes	6,482	26,697	401	(27,098)	6,482
Income tax provision	2,528	9,344	156	(9,500)	2,528
Net income	$3,954	$17,353	$245	$(17,598)	$3,954

For the Six Months Ended March 31, 2006
Net sales	$288,478	$15,270	$7,558	$(15,270)	$296,036
Cost of goods sold	140,446	—	3,384	—	143,830
Gross profit	148,032	15,270	4,174	(15,270)	152,206
Selling, general and administrative expenses	154,523	153	3,696	(15,270)	143,102
Operating income (loss)	(6,491)	15,117	478	—	9,104
Interest income (expense), net	(17,036)	9,457	—	—	(7,579)
Equity in earnings of subsidiaries	25,052	—	—	(25,052)	—
Income before income taxes	1,525	24,574	478	(25,052)	1,525
Income tax provision	595	8,601	186	(8,787)	595
Net income	$930	$15,973	$292	$(16,265)	$930

Mothers Work, Inc.

Consolidating Cash Flow Statement

For the Six Months Ended March 31, 2007

(in thousands)

(unaudited)

	Mothers Work (Parent Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries (Foreign Companies)	Consolidating Eliminations	Mothers Work Consolidated
Cash Flows from Operating Activities
Net income	$3,954	$17,353	$245	$(17,598)	$3,954
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,576	4	232	—	7,812
Stock-based compensation expense	989	—	—	—	989
Loss on impairment of long-lived assets	329	—	61	—	390
Gain on disposal of assets	(163)	—	—	—	(163)
Accretion of discount on senior notes	82	—	—	—	82
Loss on extinguishment of debt	2,093	—	—	—	2,093
Deferred income tax benefit	(432)	—	—	—	(432)
Amortization of deferred financing costs	297	—	—	—	297
Changes in assets and liabilities:
Decrease (increase) in—
Trade receivables	(2,420)	—	—	—	(2,420)
Inventories	(3,562)	—	(614)	—	(4,176)
Prepaid expenses and other assets	4,177	(2)	88	—	4,263
Investments in and advances to (from) affiliates	224	(17,336)	(486)	17,598	—
Increase (decrease) in—
Accounts payable, accrued expenses and other current liabilities	(539)	(12)	5	—	(546)
Deferred rent and other non-current liabilities	(1,718)	—	47	—	(1,671)
Net cash provided by (used in) operating activities	10,887	7	(422)	—	10,472
Cash Flows from Investing Activities
Purchase of short-term investments	(19,550)	—	—	—	(19,550)
Proceeds from sale of short-term investments	28,975	—	—	—	28,975
Capital expenditures	(9,030)	—	(86)	—	(9,116)
Proceeds from sale of property, plant and equipment	85	—	—	—	85
Purchase of intangible assets	(9)	—	—	—	(9)
Net cash provided by (used in) investing activities	471	—	(86)	—	385
Cash Flows from Financing Activities
Decrease in cash overdraft	(885)	—	—	—	(885)
Repayment of long-term debt	(25,330)	—	—	—	(25,330)
Premium on repurchase of long-term debt	(1,406)	—	—	—	(1,406)
Deferred financing costs	(1,019)	—	—	—	(1,019)
Proceeds from exercise of stock options	3,561	—	—	—	3,561
Excess tax benefit of stock option exercises	2,462	—	—	—	2,462
Net cash used in financing activities	(22,617)	—	—	—	(22,617)
Net (Decrease) Increase in Cash and Cash Equivalents	(11,259)	7	(508)	—	(11,760)
Cash and Cash Equivalents, Beginning of Period	16,878	96	1,930	—	18,904
Cash and Cash Equivalents, End of Period	$5,619	$103	$1,422	$—	$7,144

Mothers Work, Inc.

Consolidating Cash Flow Statement

For the Six Months Ended March 31, 2006

(in thousands)

(unaudited)

	Mothers Work (Parent Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries (Foreign Companies)	Consolidating Eliminations	Mothers Work Consolidated
Cash Flows from Operating Activities
Net income	$930	$15,973	$292	$(16,265)	$930
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,709	—	228	—	7,937
Stock-based compensation expense	811	—	—	—	811
Loss on impairment of long-lived assets	1,851	—	—	—	1,851
Gain on disposal of assets	(197)	—	—	—	(197)
Accretion of discount on senior notes	91	—	—	—	91
Deferred income tax benefit	(302)	—	—	—	(302)
Amortization of deferred financing costs	314	—	—	—	314
Changes in assets and liabilities:
Decrease (increase) in—
Trade receivables	(3,141)	—	77	—	(3,064)
Inventories	9,416	—	(308)	—	9,108
Prepaid expenses and other assets	504	2	(32)	—	474
Investments in and advances to (from) affiliates	(2,374)	(13,579)	(312)	16,265	—
Increase (decrease) in—
Accounts payable, accrued expenses and other current liabilities	7,046	(2,423)	109	—	4,732
Deferred rent and other non-current liabilities	279	—	32	—	311
Net cash provided by (used in) operating activities	22,937	(27)	86	—	22,996
Cash Flows from Investing Activities
Purchase of short-term investments	(25,525)	—	—	—	(25,525)
Proceeds from sale of short-term investments	22,975	—	—	—	22,975
Capital expenditures	(7,936)	—	(110)	—	(8,046)
Proceeds from sale of assets held for sale	—	—	225	—	225
Purchase of intangible assets	(7)	—	(4)	—	(11)
Net cash (used in) provided by investing activities	(10,493)	—	111	—	(10,382)
Cash Flows from Financing Activities
Increase in cash overdraft	540	—	—	—	540
Repayment of long-term debt	(313)	—	—	—	(313)
Proceeds from exercise of stock options	430	—	—	—	430
Excess tax benefit of stock option exercises	242	—	—	—	242
Net cash provided by financing activities	899	—	—	—	899
Net Increase (Decrease) in Cash and Cash Equivalents	13,343	(27)	197	—	13,513
Cash and Cash Equivalents, Beginning of Period	2,901	37	99	—	3,037
Cash and Cash Equivalents, End of Period	$16,244	$10	$296	$—	$16,550

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

Geographic Information.  Information concerning the Company’s operations by geographic area was as follows (in thousands):

	Three Months Ended, March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Net Sales to Unaffiliated Customers
United States	$140,079	$140,943	$284,296	$288,478
Canada	$3,778	$3,700	$8,045	$7,558

	March 31 2007	September 30, 2006
Long-Lived Assets
United States	$71,482	$69,621
Canada	$2,333	$2,535
Costa Rica	$700	$700

Major Customers.  For the periods presented, the Company did not have any one customer who represented more than 10% of its net sales.

11.          INTEREST EXPENSE, NET

Interest expense, net was comprised of the following (in thousands):

	Three Months Ended, March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Interest expense	$2,847	$3,902	$6,217	$7,739
Interest income	(57)	(117)	(295)	(160)
Interest expense, net	$2,790	$3,785	$5,922	$7,579

12.          SUBSEQUENT EVENT

On April 18, 2007, the Company completed the redemption of the remaining outstanding amount of its Senior Notes at 105.625% of the $90,000,000 principal amount, plus accrued and unpaid interest.  In connection with the redemption, the Company recorded a pre-tax charge totaling $7,330,000, representing the premium paid of $5,063,000 plus the write-off of unamortized debt issuance discount and deferred financing costs of $2,267,000.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following tables set forth certain operating data as a percentage of net sales and as a percentage change for the three and six months ended March 31:

					% Period to Period Increase (Decrease)
	% of Net Sales (1)				Three Months	Six Months
	Three Months Ended March 31,		Six Months Ended March 31,		Ended March 31, 2007 vs.	Ended March 31, 2007 vs.
	2007	2006	2007	2006	2006	2006
Net sales	100.0%	100.0%	100.0%	100.0%	(0.5)%	(1.2)%
Cost of goods sold (2)	47.1	47.4	47.6	48.6	(1.2)	(3.2)
Gross profit	52.9	52.6	52.4	51.4	0.0	0.6
Selling, general and administrative expenses (3)	48.0	49.4	47.4	48.3	(3.3)	(3.1)
Operating income	4.9	3.2	5.0	3.1	51.8	59.2
Interest expense, net	1.9	2.6	2.0	2.6	(26.3)	(21.9)
Loss on extinguishment of debt	—	—	0.7	—	—	N.M.
Income before income taxes	2.9	0.6	2.2	0.5	410.3	325.0
Income tax provision	1.1	0.2	0.9	0.2	409.3	324.9
Net income	1.8%	0.3%	1.4%	0.3%	411.0	325.2

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

The following table sets forth certain information concerning the number of our stores and leased departments for the periods indicated:

	Three Months Ended
	March 31, 2007			March 31, 2006
Retail Locations	Stores	Leased Departments	Total Retail Locations	Stores	Leased Departments	Total Retail Locations
Beginning of period	807	787	1,594	851	743	1,594
Opened	7	59	66	5	2	7
Closed	(19)	(25)	(44)	(25)	(17)	(42)
End of period	795	821	1,616	831	728	1,559

	Six Months Ended
	March 31, 2007			March 31, 2006
Retail Locations	Stores	Leased Departments	Total Retail Locations	Stores	Leased Departments	Total Retail Locations
Beginning of period	810	731	1,541	852	739	1,591
Opened	10	119	129	11	12	23
Closed	(25)	(29)	(54)	(32)	(23)	(55)
End of period	795	821	1,616	831	728	1,559

Our fiscal year ends on September 30.  All references in this discussion to our fiscal years refer to the fiscal year ended on September 30 in the year mentioned.  For example, our “fiscal 2007” will end on September 30, 2007.

Three Months Ended March 31, 2007 and 2006

Net Sales.  Our net sales for the second quarter of fiscal 2007 decreased by 0.5%, or approximately $0.7 million, to $143.9 million from $144.6 million for the second quarter of fiscal 2006.  The slight decrease in net sales versus last year resulted primarily from a decrease in comparable store sales, largely offset by increased sales from our leased department and licensed relationships and marketing partnerships.  Comparable store sales decreased by 1.6% for the second quarter of fiscal 2007, based on 1,412 retail locations, versus a comparable store sales increase of 1.4% for the second quarter of fiscal 2006, based on 998 retail locations.  The comparable store sales decrease of 1.6% for the second quarter of fiscal 2007 was favorably impacted by approximately 1 percentage point due to having one more Saturday in this fiscal year’s second quarter compared to last year.

As of March 31, 2007, we operated a total of 795 stores and 1,616 total retail locations, compared to 831 stores and 1,559 total retail locations as of March 31, 2006.  In addition, our Oh Baby! by Motherhood™ collection is available at Kohl’s® stores throughout the United States.  During the second quarter of fiscal 2007, we opened seven stores, including four multi-brand store openings, and closed 19 stores, with nine of the store closings related to multi-brand store openings.

Gross Profit.  Our gross profit for the second quarter of fiscal 2007 increased slightly by approximately $0.1 million, to $76.1 million from $76.0 million for the second quarter of fiscal 2006, reflecting an increase in gross margin offsetting the effect of our lower sales volume.  Gross profit as a percentage of net sales (gross margin) for the second quarter of fiscal 2007 was 52.9% compared to 52.6% for the second quarter of fiscal 2006.  The increase in gross margin of 0.3 percentage points compared to the prior year resulted primarily from less price promotional activity compared to last year, a continued reduction in product costs and increased marketing partnership revenues, somewhat offset by increased product overhead expenses and the effect of increased sales from our licensed arrangement.

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses for the second quarter of fiscal 2007 decreased by 3.3%, or $2.3 million, to $69.1 million from $71.4 million for the second quarter of fiscal 2006.  This decrease in expense for the quarter resulted primarily from decreased store closing costs, lower variable incentive compensation costs and lower store occupancy expenses, as a result of our reduced number of stores, partially offset by increased employee benefits expenses.  As a percentage of net sales, selling, general and administrative expenses decreased to 48.0% for fiscal 2007 compared to 49.4% for fiscal 2006.  This decrease in the expense percentage for the quarter resulted primarily from the decreased store closing costs and lower incentive compensation and store occupancy expenses, partially offset by higher employee benefits expenses.  We recorded a gain of $0.1 million related to store closings for the second quarter of fiscal 2007, as compared to $1.4 million of charges incurred for store closings in the second quarter of fiscal 2006 (primarily lease termination expenses).  The significant majority of the store closing costs in fiscal 2006 related to stores closed in conjunction with the opening of our Destination Maternity™ superstore in New York City.  In addition, we incurred impairment charges for write-downs of store long-lived assets of $0.1 million for fiscal 2007, as compared to $0.3 million for fiscal 2006.

Operating Income.  Our operating income for the second quarter of fiscal 2007 increased by 51.8%, or $2.4 million, to $7.0 million from $4.6 million for the second quarter of fiscal 2006, due primarily to lower selling, general and administrative expenses.  Operating income as a percentage of net sales (operating income margin) for the second quarter of fiscal 2007 increased to 4.9% from 3.2% for the second quarter of fiscal 2006.  The increase in operating income margin was due primarily to our lower operating expense ratio and, to a lesser extent, our improved gross margin.

Interest Expense, Net.  Our net interest expense for the second quarter of fiscal 2007 decreased by 26.3%, or $1.0 million, to $2.8 million from $3.8 million for the second quarter of fiscal 2006.  This decrease was primarily due to the repurchase of $35.0 million of our Senior Notes from August 2006 through December 2006.  During the second quarter of fiscal 2007, our average level of direct borrowings under our credit facility was $1.2 million, but we did not have any direct borrowings under our credit facility as of March 31, 2007.  During the second quarter of fiscal 2006, we had no direct borrowings under our credit facility.

Income Tax Provision.  Our effective tax rate was a provision of 39.0% for the second quarter of fiscal 2007 and 39.1% for the second quarter of fiscal 2006.  We expect our effective tax rate for the full year fiscal 2007 to be approximately 39%.

Net Income.  Net income for the second quarter of fiscal 2007 was $2.6 million, or $0.41 per share (diluted), compared to net income of $0.5 million, or $0.09 per share (diluted), for the second quarter of fiscal 2006, representing increases versus last year of 411% in net income and 351% in diluted earnings per share.

Our average diluted shares outstanding of 6,227,000 for the second quarter of fiscal 2007 was 13.2% higher than the 5,501,000 average diluted shares outstanding for the second quarter of fiscal 2006.  The increase in average diluted shares outstanding reflects higher shares outstanding in fiscal 2007 compared to fiscal 2006, as a result of stock option exercises and restricted stock awards, as well as the higher dilutive impact of outstanding stock options in fiscal 2007 compared to fiscal 2006.

Six Months Ended March 31, 2007 and 2006

Net Sales.  Our net sales for the first six months of fiscal 2007 decreased by 1.2%, or $3.7 million, to $292.3 million from $296.0 million for the first six months of fiscal 2006.  The slight decrease in net sales versus last year resulted primarily from a decrease in comparable store sales, largely offset by increased sales from our leased department and licensed relationships and marketing partnerships.  Comparable store sales decreased by 1.9% for the first six months of fiscal 2007, based on 1,395 retail locations, versus a comparable store sales increase of 2.4% for the second quarter of fiscal 2006, based on 982 retail locations.

Gross Profit.  Our gross profit for the first six months of fiscal 2007 increased by 0.6%, to $153.1 million from $152.2 million for the first six months of fiscal 2006, reflecting an increase in gross margin offsetting the effect of our lower sales volume.  Gross profit as a percentage of net sales (gross margin) for the first six months of fiscal 2007 was 52.4% compared to 51.4% for the first six months of fiscal 2006.  The increase in gross margin of 1.0 percentage points compared to the prior year resulted primarily from a higher maintained gross margin in our own stores as a result of lower overall markdowns compared to last year as well as the impact of our continued sourcing improvements.

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses for the first six months of fiscal 2007 decreased by 3.1%, or $4.5 million, to $138.6 million from $143.1 million for the first six months of fiscal 2006.  This decrease in expense for the six-month period resulted primarily from lower store occupancy expenses, as a result of our reduced number of stores, decreased store closing costs, a decrease in impairment charges for write-downs of store long-lived assets and lower variable incentive compensation costs, partially offset by increased employee benefits and legal expenses.  As a percentage of net sales, selling, general and administrative expenses decreased to 47.4% for fiscal 2007 compared to 48.3% for fiscal 2006.  This decrease in the expense percentage for the six-month period resulted primarily from decreased store closing costs, the decrease in impairment charges, and lower store occupancy expenses and incentive compensation, partially offset by higher employee benefits and legal expenses.  We recorded a gain of $0.1 million related to store closings for the first six months of fiscal 2007, as compared to $1.6 million of charges incurred for store closings in the first six months of fiscal 2006 (primarily lease termination expenses).  The significant majority of the store closing costs in fiscal 2006 related to stores closed in conjunction with the opening of our Destination Maternity™ superstore in New York City.  In addition, we incurred impairment charges for write-downs of store long-lived assets of $0.4 million for fiscal 2007, as compared to $1.9 million for fiscal 2006.

Operating Income.  Our operating income for the first six months of fiscal 2007 increased by 59.2%, or $5.4 million, to $14.5 million from $9.1 million for the first six months of fiscal 2006, due primarily to lower selling, general and administrative expenses and, to a lesser extent, increased gross profit.  Operating income as a percentage of net sales (operating income margin) for the first six months of fiscal 2007 increased to 5.0% from 3.1% for the first six months of fiscal 2006.  The increase in operating income margin was due to our improved gross margin and our lower operating expense ratio.

Interest Expense, Net.  Our net interest expense for the first six months of fiscal 2007 decreased by 21.9%, or $1.7 million, to $5.9 million from $7.6 million for the first six months of fiscal 2006.  This decrease was primarily due to the repurchase of $35.0 million of our Senior Notes from August 2006 through December 2006 and, to a lesser extent, increased interest income resulting from increased balances of cash and short-term investments.  During the first six months of fiscal 2007, our average level of direct borrowings under our credit facility was $0.6 million, but we did not have any direct borrowings under our credit facility as of March 31, 2007.  During the first six months of fiscal 2006, our average level of direct borrowings under our credit facility was $0.7 million.

Loss on Extinguishment of Debt.  In December 2006, we repurchased $25.0 million principal amount of our outstanding Senior Notes. The $25.0 million Senior Note repurchase resulted in a first quarter pre-tax charge of $2.1 million, representing the premium paid plus the write-off of unamortized debt issuance discount and deferred financing costs.

Income Tax Provision.  Our effective tax rate was a provision of 39.0% for the second quarter of fiscal 2007 and fiscal 2006.  We expect our effective tax rate for the full year fiscal 2007 to be approximately 39%.

Net Income.  Net income for the first six months of fiscal 2007 was $4.0 million, or $0.64 per share (diluted), compared to net income of $0.9 million, or $0.17 per share (diluted), for the first six months of fiscal 2006, representing increases versus last year of 325% in net income and 272% in diluted earnings per share.

Our average diluted shares outstanding of 6,183,000 for the first six months of fiscal 2007 was 14.5% higher than the 5,402,000 average diluted shares outstanding for the first six months of fiscal 2006.  The increase in average diluted shares outstanding reflects higher shares outstanding in fiscal 2007 compared to fiscal 2006, as a result of stock option exercises and restricted stock awards, as well as the higher dilutive impact of outstanding stock options in fiscal 2007 compared to fiscal 2006.

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

In November 2006, our Board of Directors authorized the repurchase of $25.0 million principal amount of our Senior Notes.  This was in addition to the repurchase of $10.0 million principal amount of our Senior Notes completed during August and September 2006.  On December 8, 2006, we completed the repurchase of the authorized amount at 105.625% of the $25.0 million principal amount, plus accrued and unpaid interest.  After giving effect to both the $10.0 million repurchase in fiscal 2006 and the $25.0 million redemption completed on December 8, 2006, we have $90.0 million remaining outstanding principal amount of the original $125.0 million principal amount of our Senior Notes as of March 31, 2007.  On April 18, 2007, we completed the redemption of the remaining $90.0 million principal amount of our outstanding Senior Notes through a new Term Loan financing, which we expect will result in a decrease in annualized pre-tax interest expense of approximately $3.6 million.  This decrease in annualized interest expense from the new Term Loan financing will begin to be recognized in our third quarter.  The new Term Loan extends the maturity for $90.0 million principal amount of our debt from August 1, 2010 (the maturity date of the redeemed Senior Notes) to March 13, 2013 (the maturity date of the new Term Loan), with quarterly required principal payments of $225,000.  The April 2007 redemption of the Senior Notes, which was at a price of 105.625% of principal amount, plus accrued interest, will result in a “Loss on extinguishment of debt” of approximately $7.3 million on a pre-tax basis, consisting of the approximately $5.1 million cash redemption premium and approximately $2.2 million of non-cash expense from the write-off of unamortized deferred financing costs and debt issuance costs, which will be recognized in our third quarter.

Cash and cash equivalents decreased by $11.8 million during the first six months of fiscal 2007 compared to an increase of $13.5 million for the first six months of fiscal 2006.  Cash provided by operations of $10.5 million for the first six months of fiscal 2007 decreased by $12.5 million from the $23.0 million cash provided by operations for the first six months of fiscal 2006.  This decrease in cash provided by operations was primarily the result of: (i) an increase in inventories in the first six months of fiscal 2007 compared to a decrease in the first six months of fiscal 2006, and (ii) a decrease in accounts payable, accrued expenses and other current liabilities in the first six months of fiscal 2007 compared to an increase in the first six months of fiscal 2006, partially offset by increased earnings and a $2.4 million federal income tax refund.  Total inventories as of March 31, 2007 were $98.4 million, an increase of approximately $4.1 million or 4.4% above the $94.3 million inventories balance as of September 30, 2006.  Total inventories of $96.8 million as of March 31, 2006 were $9.1 million below the $105.9 million inventories balance as of September 30, 2005.  During the first six months of fiscal 2007, we used a significant majority of our cash provided by operations to pay for capital expenditures.  We funded the $25.0 million repurchase of our Senior Notes by utilizing available cash, cash generated by net proceeds from the sales (net of purchases) of short-term investments, cash generated from stock option exercises, as well as the remaining cash provided by operations.  During the first six months of fiscal 2006, we used our cash provided by operations primarily to increase our cash balance and short-term investments and, to a much lesser extent, to pay for capital expenditures.

For the first six months of fiscal 2007, we spent $9.1 million on capital expenditures, including $5.7 million for leasehold improvements, fixtures and equipment principally for new store facilities, as well as improvements to existing stores, and $3.4 million for our information systems and distribution and corporate facilities.  This compares to $8.0 million in capital expenditures for the first six months of fiscal 2006, of which $7.0 million was spent for new store facilities and improvements to existing stores and retail locations, and $1.0 million for our information systems and distribution and corporate facilities.  The increase in capital expenditures was primarily due to increased expenditures for information systems enhancements, partially offset by decreased expenditures for new stores.

On March 13, 2007, we entered into a Term Loan and Security Agreement for a $90.0 million senior secured Term Loan B due March 13, 2013, the proceeds of which were received on April 18, 2007 and were used to redeem the remaining $90.0 million principal amount of our Senior Notes.  The interest rate on the Term Loan is equal to, at our election, either (i) the prime rate plus 1.00%, or (ii) the LIBOR rate plus the applicable margin.  The applicable margin is initially fixed at 2.50% through and including the fiscal quarter ending September 30, 2007.  Thereafter, the applicable margin for LIBOR rate borrowings is either 2.25% or 2.50%, depending on our Consolidated Leverage Ratio (as defined).  In order to mitigate our floating rate interest risk on the variable rate Term Loan, we entered into an interest rate swap agreement with the Agent bank for the Term Loan that commenced on April 18, 2007, the date the $90.0 million Term Loan proceeds were received, and expires on April 18, 2012.  The interest rate swap agreement enables us to effectively convert an amount of the Term Loan equal to the notional amount of the interest rate swap from a floating interest rate of LIBOR plus 2.50% (subject to reduction to LIBOR plus 2.25% if we achieve a specified leverage ratio), to a fixed interest rate of 7.50% (subject to reduction to 7.25% if we achieve a specified leverage ratio).  The notional amount of the interest rate swap is $75.0 million at inception of the swap agreement and decreases over time to a notional amount of $5.0 million at the expiration date.  Commencing with the third quarter of fiscal 2007, we are required to make minimum repayments of the principal amount of the Term Loan in quarterly installments of $225,000 each.  Additionally, the Term Loan can be prepaid at our option, in part or in whole, at any time, without any prepayment premium or penalty.  The Term Loan Agreement imposes certain restrictions on our ability to, among other things, incur additional indebtedness, pay dividends, repurchase stock, and enter into other various types of transactions.  The Term Loan Agreement also contains quarterly financial covenants that require us to maintain a specified maximum permitted Consolidated Leverage Ratio and a specified minimum permitted Consolidated Interest Coverage Ratio (as defined).  As of March 31, 2007, we were in compliance with the financial covenants of our Term Loan Agreement.

In connection with the Term Loan transaction, we amended our existing $60.0 million revolving Credit Facility in order to permit the new Term Loan financing.  This amendment of the Credit Facility also extends its maturity from October 15, 2009 to March 13, 2012, modestly increases its size to $65.0 million, and reduces the LIBOR-based interest rate option under the facility by 0.25%.  There are no financial requirements under the Credit Facility provided that Excess Availability (as defined) does not fall below 10% of the Borrowing Base (as defined).  If Excess Availability were to fall below 10% of the Borrowing Base, we would be required to meet a specified minimum Fixed Charge Coverage Ratio (as defined).  During the first six months of fiscal 2007 and the first six months of fiscal 2006, we exceeded the minimum requirements for Excess Availability.

As of March 31, 2007, we had no outstanding borrowings under the Credit Facility and $8.4 million in letters of credit, with $56.6 million of availability under our credit line.  We had average direct borrowings of $0.6 million under our credit facility for the first six months of fiscal 2007, compared to average direct borrowings of $0.7 million during the first six months of fiscal 2006.

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

Inventories.  We value our inventories, which consist primarily of maternity apparel, at the lower of cost or market. Cost is determined on the first-in, first-out method (FIFO) and includes the cost of merchandise, freight, duty and broker fees.  A periodic review of inventory quantities on hand is performed in order to determine if inventory is properly valued at the lower of cost or market.  Factors related to current inventories such as future consumer demand and fashion trends, current aging, current analysis of merchandise based on receipt date, current and anticipated retail markdowns or wholesale discounts, and class or type of inventory are analyzed to determine estimated net realizable values.  Criteria utilized by us to quantify aging trends include factors such as the amount of merchandise received within the past twelve months, merchandise received more than one year before with quantities on-hand in excess of 12 months of sales, and merchandise currently selling below cost.  A provision is recorded to reduce the cost of inventories to its estimated net realizable value, if required.  Inventories as of March 31, 2007 and September 30, 2006 totaled $98.4 million and $94.3 million, respectively, representing 36.2% and 32.8% of total assets, respectively.  Given the significance of inventories to our consolidated financial statements, the determination of net realizable values is considered to be a critical accounting estimate.  Any significant unanticipated changes in the factors noted above could have a significant impact on the value of our inventories and our reported operating results.

Long-Lived Assets.  Our long-lived assets consist principally of store leasehold improvements (included in the “Property, plant and equipment, net” line item in our consolidated balance sheets) and, to a much lesser extent, lease acquisition costs (included in the “Other intangible assets, net” line item in our consolidated balance sheets).  These long-lived assets are recorded at cost and are amortized using the straight-line method over the shorter of the lease term or their useful life.  Net long-lived assets as of March 31, 2007 and September 30, 2006 totaled $73.8 million and $72.2 million, respectively, representing 27.1% and 25.1% of total assets, respectively.

In assessing potential impairment of these assets, we periodically evaluate the historical and forecasted operating results and cash flows on a store-by-store basis.  Newly opened stores may take time to generate positive operating and cash flow results.  Factors such as: (i) store type, that is, company store or leased department, (ii) store concept, that is, Motherhood Maternity®, Mimi Maternity®, A Pea in the Pod® or Destination Maternity, (iii) store location, for example, urban area versus suburb, (iv) current marketplace awareness of our brands, (v) local customer demographic data, (vi) anchor stores within the mall in which our store is located and (vii) current fashion trends are all considered in determining the time frame required for a store to achieve positive financial results, which is assumed to be within two years from the date a store location is opened.  If economic conditions are substantially different from our expectations, the carrying value of certain of our long-lived assets may become impaired.  As a result of our impairment assessment, we recorded write-downs of long-lived assets of $0.4 million for the first six months of fiscal 2007, and $1.9 million for the first six months of fiscal 2006, respectively.

Goodwill.  The purchase method of accounting for business combinations requires the use of estimates and judgments to allocate the purchase price paid for acquisitions to the fair value of the net tangible and identifiable intangible assets.  Goodwill represents the excess of the aggregate purchase price over the fair value of net assets acquired in business combinations and is separately disclosed in our consolidated balance sheets.  As of both March 31, 2007 and September 30, 2006, goodwill totaled $50.4 million, representing 18.5% and 17.5% of total assets, respectively.  In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 142 requires that goodwill no longer be amortized, but instead be tested for impairment at least annually or as impairment indicators arise.

The impairment test requires us to compare the fair value of business reporting units to their carrying value,

including assigned goodwill.  In assessing potential impairment of goodwill, we have determined that we have one reporting unit for purposes of applying SFAS No. 142 based on our reporting structure.  The fair value of our single reporting unit is determined based on the fair market value of our outstanding common stock on a control basis and, if necessary, an outside independent valuation is obtained to determine the fair value.  The carrying value of our single reporting unit, expressed on a per share basis, is represented by the book value per share of our outstanding common stock.  The results of the annual impairment test performed as of September 30, 2006, indicated the fair value of the reporting unit exceeded its carrying value.  If the per share fair value of our single reporting unit was less than the book value per share on September 30, 2006, our goodwill would likely have been impaired.  As of March 31, 2007, our book value was $15.48 per share of outstanding common stock and the closing trading price of our common stock was $33.14 per share.

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

The temporary differences between the book and tax treatment of income and expenses result in deferred tax assets and liabilities, which are included within our consolidated balance sheets.  We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income.  Actual results could differ from our assessments if adequate taxable income is not generated in future periods.  Net deferred tax assets as of March 31, 2007 and September 30, 2006 totaled $19.7 million and $18.6 million, respectively, representing 7.3% and 6.5% of total assets, respectively.  To the extent we believe that recovery is not more likely than not, we must establish a valuation allowance.  To the extent we establish a valuation allowance or change the allowance in a future period, income tax expense will be impacted.

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

EITF Issue 06-3

In June 2006, the EITF issued EITF Issue 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).”  EITF Issue 06-3 provides guidance related to the presentation in financial statements of any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer, including, but not limited to, sales, use, value added, and some excise taxes.  The EITF concluded that the presentation of taxes within the scope of EITF Issue 06-3 on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should disclosed.  In addition, the aggregate amount of any such taxes that are reported on a gross basis should be disclosed in interim and annual financial statements.  The guidance in EITF Issue 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006.  We report taxes within the scope of EITF Issue 06-3 on a net basis and adoption did not have any impact on our consolidated financial statements.

SAB No. 108

In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”  SAB No. 108 states that SEC registrants should use both a balance sheet approach and an income statement approach when quantifying and evaluating the materiality of a misstatement, contains guidance on correcting errors under the dual approach and provides transition guidance for correcting errors existing in prior years.   SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006.  We do not expect the adoption of SAB No. 108 to have a material impact on our consolidated financial statements.

SFAS No. 157

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The impact from adoption of SFAS No. 157, if any, on our consolidated financial position or results of operations has not yet been determined.

SFAS No. 158

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”  SFAS No. 158 requires an employer to recognize the funded status of a benefit plan, measured as the difference between plan assets at fair value and the projected benefit obligation, in its statement of financial position.  SFAS No. 158 also requires an employer to measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position.  This statement is effective as of the end of the fiscal year ending after December 15, 2006, except for the requirement to measure plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position, which is effective for fiscal years ending after December 15, 2008.  In March 2007, we entered into SERP Agreements with two executives and adopted the provisions of SFAS No. 158.

SFAS No. 159

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”  SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value and requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet.  SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The impact from adoption of SFAS No. 159, if any, on our consolidated financial position or results of operations has not yet been determined.

Forward-Looking Statements

Some of the information in this report, including information incorporated by reference, if applicable, (as well as information included in oral statements or other written statements made or to be made by us), contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  The forward-looking statements involve a number of risks and uncertainties.  A number of factors could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements.  These factors include, but are not limited to: the success of our new business initiatives, future sales trends in our existing store base, weather, changes in consumer spending patterns, raw material price increases, consumer preferences and overall economic conditions, the impact of competition and pricing, availability of suitable store locations, continued availability of capital and financing, ability to hire and develop senior management and sales associates, ability to develop and source merchandise, ability to receive production from foreign sources on a timely basis, potential stock repurchases, potential debt prepayments, war or acts of terrorism and other factors referenced in our Annual Report on Form 10-K, including those set forth under the caption “Risk Factors.”

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

As of March 31, 2007, we had cash and cash equivalents of $7.1 million, which include money market accounts that bear interest at variable rates.  A change in market interest rates earned on the cash and cash equivalents impacts the interest income and cash flows, but does not materially impact the fair market value of the financial instruments.  Due to the average maturity and conservative nature of our investment portfolio, we believe a sudden change in interest rates would not have a material effect on the value of our investment portfolio.

As of March 31, 2007, the principal components of our debt portfolio were the $90.0 million of Senior Notes and the $65.0 million Credit Facility, both of which are denominated in U.S. dollars.  On April 18, 2007, we redeemed the Senior Notes with the proceeds from a new variable rate $90.0 million Term Loan financing.  The fair market value of the debt portfolio is referred to as the “Debt Value.”

Our Credit Facility carries a variable interest rate that is tied to market indices.  As of March 31, 2007, we had no direct borrowings and $8.4 million of letters of credit outstanding under our Credit Facility.  Borrowings under the Credit Facility would have resulted in interest at a rate between approximately 6.57% and 8.25% per annum as of March 31, 2007.  Any future borrowings under the Credit Facility would, to the extent of outstanding borrowings, be affected by changes in market interest rates.  A change in market interest rates on the variable rate portion of the debt portfolio impacts the interest expense incurred and cash flows, but does not impact the Debt Value of the financial instrument.

The Term Loan carries a variable interest rate that is tied to market indices.  The sensitivity analysis as it relates to this portion of our debt portfolio assumes an instantaneous 100 basis point move in interest rates from their levels as of March 31, 2007, as if the Term Loan financing and redemption of the Senior Notes had occurred on that date, with all other variables held constant.  The Debt Value of the Term Loan is approximately $90.0 million; its principal amount.  A 100 basis point increase in market interest rates would result in additional annual interest expense on the Term Loan of approximately $0.9 million.  A 100 basis point decline in market interest rates would correspondingly lower our annual interest expense on the Term Loan by approximately $0.9 million.

In order to mitigate our floating rate interest risk on the variable rate Term Loan, we entered into an interest rate swap agreement with the Agent bank for the Term Loan that commenced on April 18, 2007.  The interest rate swap agreement enables us to effectively convert an amount of the Term Loan equal to the notional amount of the interest rate swap from a floating interest rate (LIBOR plus 2.50% at inception), to a fixed interest rate (7.50% at inception).  The notional amount of the interest rate swap is $75.0 million at inception of the swap agreement and decreases over time to a notional amount of $5.0 million at the expiration date.  Based on the scheduled swap notional amount during the first year of the swap agreement, a 100 basis point increase in market interest rates would result in interest expense savings for the year of approximately $0.7 million.  A 100 basis point decline in market interest rates would correspondingly increase our interest expense for the year by approximately $0.7 million.  Thus, a 100 basis point increase in market interest rates during the first year of the swap agreement would result in additional interest expense for the year of approximately $0.2 million on the Term Loan and swap agreement combined.  A 100 basis point decline in market interest rates during the first year of the swap agreement would correspondingly lower our interest expense for the year by approximately $0.2 million on the Term Loan and swap agreement combined.

Based on the limited other variable rate debt included in our debt portfolio as of March 31, 2007, a 100 basis point increase in interest rates would result in additional interest incurred for the year of less than $0.1 million.  A 100 basis point decrease in interest rates would correspondingly lower our interest expense for the year by less than $0.1 million.

Other than as described above, we do not believe that the market risk exposure on other financial instruments is material.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to our management on a timely basis to allow decisions regarding required disclosure.  We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2007, these controls and procedures were effective.

Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the fiscal quarter ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” of our Form 10-K for the year ended September 30, 2006.  The risks described in our Form 10-K are not the only risks that we face.  Additional risks not presently known to us or that we do not currently consider significant may also have an adverse effect on us. If any of the risks actually occur, our business, results of operations, cash flows or financial condition could suffer.

Item 4.   Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Stockholders held on January 19, 2007, the stockholders of the Company elected two directors of the Company, approved the Company’s Management Incentive Program, and ratified the Audit Committee’s appointment of KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year ending September 30, 2007.

Mr. Dan W. Matthias and Mr. Elam M. Hitchner, III were elected to serve as directors at the meeting.  The voting results were 5,208,331 shares for and 45,406 shares withheld for Mr. Matthias and 5,031,425 shares for and 222,312 shares withheld for Mr. Hitchner.  Rebecca C. Matthias, Joseph A. Goldblum, Anne T. Kavanagh, William A. Schwartz, Jr. and David Schlessinger continue to serve their terms as directors.

The shareholders voted 3,532,201 shares for, 239,830 shares against, 2,586 shares abstained, and there were 1,479,120 broker non-votes for the adoption of the Company’s Management Incentive Program.  The shareholders voted 5,242,167 shares for, 9,547 shares against, and 2,023 shares abstained for the ratification of the appointment of KPMG LLP.

Item 6.  Exhibits

Exhibit No.	Description

10.30*†	Management Incentive Program (effective as of December 13, 2006) (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 13, 2006).
10.31*†

Second Amended and Restated Employment Agreement with Rebecca C. Matthias dated March 2, 2007 (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 2, 2007 (the “March 2, 2007 Form 8-K”)).

10.32*†	Second Amended and Restated Employment Agreement with Dan W. Matthias dated March 2, 2007 (Exhibit 10.2 to the March 2, 2007 Form 8-K).
10.33†	Supplemental Retirement Agreement with Rebecca C. Matthias dated March 2, 2007.
10.34†	Supplemental Retirement Agreement with Dan W. Matthias dated March 2, 2007.
10.35*

Term Loan and Security Agreement, dated March 13, 2007, among Mothers Work, Inc. and Cave Springs, Inc., each as a Borrower, and Mothers Work Canada, Inc., as a Guarantor, and Bank of America, N.A, as Term Administrative Agent and Term Collateral Agent, and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Runner (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 13, 2007 (the “March 13, 2007 Form 8-K”)).

10.36*

Second Amended and Restated Loan and Security Agreement, dated March 13, 2007, among Mothers Work, Inc. and Cave Springs, Inc., each as a Borrower, and Mothers Work Canada, Inc., as a Guarantor, and Bank of America, N.A, as the Lender (Exhibit 10.2 to the March 13, 2007 Form 8-K).

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

MOTHERS WORK, INC.

Date: May 10, 2007	By:	/s/ DAN W. MATTHIAS
Dan W. Matthias
Chairman of the Board and Chief Executive Officer

Date: May 10, 2007	By:	/s/ EDWARD M. KRELL
Edward M. Krell
Executive Vice President— Chief Financial Officer

INDEX OF EXHIBITS FILED WITH

FORM 10-Q OF MOTHERS WORK, INC.

FOR THE QUARTER ENDED MARCH 31, 2007

Exhibit No.	Description

10.30*†	Management Incentive Program (effective as of December 13, 2006) (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 13, 2006).
10.31*†

Second Amended and Restated Employment Agreement with Rebecca C. Matthias dated March 2, 2007 (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 2, 2007 (the “March 2, 2007 Form 8-K”)).

10.32*†	Second Amended and Restated Employment Agreement with Dan W. Matthias dated March 2, 2007 (Exhibit 10.2 to the March 2, 2007 Form 8-K).
10.33†	Supplemental Retirement Agreement with Rebecca C. Matthias dated March 2, 2007.
10.34†	Supplemental Retirement Agreement with Dan W. Matthias dated March 2, 2007.
10.35*

Term Loan and Security Agreement, dated March 13, 2007, among Mothers Work, Inc. and Cave Springs, Inc., each as a Borrower, and Mothers Work Canada, Inc., as a Guarantor, and Bank of America, N.A, as Term Administrative Agent and Term Collateral Agent, and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Runner (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 13, 2007 (the “March 13, 2007 Form 8-K”)).

10.36*

Second Amended and Restated Loan and Security Agreement, dated March 13, 2007, among Mothers Work, Inc. and Cave Springs, Inc., each as a Borrower, and Mothers Work Canada, Inc., as a Guarantor, and Bank of America, N.A, as the Lender (Exhibit 10.2 to the March 13, 2007 Form 8-K).

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