Form 10-Q
period 2007-06-30
MOTHERS WORK INC
filed 2007-08-08
CIK 896985

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

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

Common Stock, $.01 par value 5,962,939 shares outstanding as of August 2, 2007

MOTHERS WORK, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

MOTHERS WORK, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	June 30, 2007	September 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$7,393	$18,904
Short-term investments	—	9,425
Trade receivables, net	10,931	11,631
Inventories	97,998	94,259
Deferred income taxes	6,018	6,018
Prepaid expenses and other current assets	4,578	8,395
Total current assets	126,918	148,632
Property, plant and equipment, net	71,237	71,430
Assets held for sale	700	700
Other assets:
Goodwill	50,389	50,389
Deferred financing costs, net of accumulated amortization of $72 and $1,927	1,265	2,795
Other intangible assets, net of accumulated amortization of $2,463 and $2,413	613	726
Deferred income taxes	13,838	12,543
Other non-current assets	3,756	521
Total other assets	69,861	66,974
Total assets	$268,716	$287,736

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit borrowings	$—	$—
Current portion of long-term debt	1,656	814
Accounts payable	20,710	19,593
Accrued expenses and other current liabilities	36,753	44,453
Total current liabilities	59,119	64,860
Long-term debt	92,064	117,535
Deferred rent and other non-current liabilities	23,436	24,641
Total liabilities	174,619	207,036

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, 2,000,000 shares authorized
Series A cumulative convertible preferred stock, $.01 par value; 41,000 shares authorized, none outstanding	—	—
Series B junior participating preferred stock, $.01 par value; 300,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value; 20,000,000 shares authorized, 5,962,769 and 5,624,374 shares issued and outstanding, respectively	60	56
Additional paid-in capital	80,657	71,431
Retained earnings	14,200	9,213
Accumulated other comprehensive loss	(820)	—
Total stockholders’ equity	94,097	80,700
Total liabilities and stockholders’ equity	$268,716	$287,736

The accompanying notes are an integral part of these Consolidated Financial Statements.

MOTHERS WORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Net sales	$153,227	$163,883	$445,568	$459,919
Cost of goods sold	72,105	74,023	211,336	217,853
Gross profit	81,122	89,860	234,232	242,066
Selling, general and administrative expenses	70,055	71,933	208,668	215,035
Operating income	11,067	17,927	25,564	27,031
Interest expense, net	2,043	3,541	7,965	11,120
Loss on extinguishment of debt	7,330	—	9,423	—
Income before income taxes	1,694	14,386	8,176	15,911
Income tax provision	661	5,612	3,189	6,207
Net income	$1,033	$8,774	$4,987	$9,704

Net income per share—Basic	$0.18	$1.64	$0.86	$1.83
Average shares outstanding—Basic	5,838	5,334	5,789	5,298
Net income per share—Diluted	$0.17	$1.54	$0.81	$1.77
Average shares outstanding—Diluted	6,140	5,684	6,168	5,496

The accompanying notes are an integral part of these Consolidated Financial Statements.

MOTHERS WORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Common Stock				Accumulated
	Number		Additional		Other
	of		Paid-in	Retained	Comprehensive		Comprehensive Income
	Shares	Amount	Capital	Earnings	Loss	Total	Quarter	Year to Date
Balance as of September 30, 2006	5,624	$56	$71,431	$9,213	$—	$80,700
Net income				4,987	—	4,987	$1,033	$4,987
Initial prior service cost for retirement plans, net of tax	—	—	—	—	(1,202)	(1,202)
Amortization of prior service cost for retirement plans, net of tax	—	—	—	—	71	71	54	71
Gain on interest rate hedge, net of tax	—	—	—	—	311	311	311	311
Comprehensive income							$1,398	$5,369
Stock-based compensation	121	1	1,533	—	—	1,534
Exercise of stock options	218	3	3,731	—	—	3,734
Tax benefit from stock option exercises	—	—	2,540	—	—	2,540
Reclassification of equity award from liabilities	—	—	1,422	—	—	1,422
Balance as of June 30, 2007	5,963	$60	$80,657	$14,200	$(820)	$94,097

Balance as of September 30, 2005	5,269	$53	$63,164	$111	$—	$63,328
Net income	—	—	—	9,704	—	9,704	$8,774	$9,704
Comprehensive income							$8,774	$9,704
Stock-based compensation	—	—	915	—	—	915
Exercise of stock options	117	1	1,597	—	—	1,598
Tax benefit from stock option exercises	—	—	610	—	—	610
Balance as of June 30, 2006	5,386	$54	$66,286	$9,815	$—	$76,155

The accompanying notes are an integral part of these Consolidated Financial Statements.

MOTHERS WORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended June 30,
	2007	2006
Cash Flows from Operating Activities
Net income	$4,987	$9,704
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,868	11,879
Stock-based compensation expense	1,534	1,706
Loss on impairment of long-lived assets	949	2,345
Gain on disposal of assets	(292)	(45)
Loss on extinguishment of debt	9,423	—
Accretion of discount on senior notes	89	139
Deferred income tax benefit	(781)	(636)
Amortization of deferred financing costs	376	476
Changes in assets and liabilities:
Decrease (increase) in —
Trade receivables	700	(2,519)
Inventories	(3,739)	8,835
Prepaid expenses and other assets	3,809	1,467
Increase (decrease) in —
Accounts payable, accrued expenses and other current liabilities	(5,726)	13,909
Deferred rent and other non-current liabilities	(1,544)	(1,311)
Net cash provided by operating activities	21,653	45,949

Cash Flows from Investing Activities
Purchase of short-term investments	(19,550)	(69,655)
Proceeds from sale of short-term investments	28,975	44,005
Contribution to grantor trust	(2,662)	—
Capital expenditures	(12,896)	(10,811)
Proceeds from sale of property, plant and equipment	85	—
Proceeds from sale of assets held for sale	—	225
Purchase of intangible assets	(9)	(11)
Net cash used in investing activities	(6,057)	(36,247)

Cash Flows from Financing Activities
(Decrease) increase in cash overdraft	(395)	1,167
Proceeds from issuance of long-term debt	90,000	—
Repayment of long-term debt	(115,498)	(473)
Premium on repurchase of long-term debt	(6,469)	—
Deferred financing costs	(1,019)	—
Proceeds from exercise of stock options	3,734	1,598
Excess tax benefit from exercise of stock options	2,540	610
Net cash (used in) provided by financing activities	(27,107)	2,902
Net (Decrease) Increase in Cash and Cash Equivalents	(11,511)	12,604
Cash and Cash Equivalents, Beginning of Period	18,904	3,037
Cash and Cash Equivalents, End of Period	$7,393	$15,641

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$8,573	$7,435
Cash (received) paid for income taxes	$(1,006)	$1,110

The accompanying notes are an integral part of these Consolidated Financial Statements.

MOTHERS WORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(unaudited)

1.                 BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the requirements for Form 10-Q and Article 10 of Regulation S-X and, accordingly, certain information and footnote disclosures have been condensed or omitted.  Reference is made to the Annual Report on Form 10-K as of and for the year ended September 30, 2006 for Mothers Work, Inc. and subsidiaries (the “Company” or “Mothers Work”), as filed with the Securities and Exchange Commission (“SEC”), for additional disclosures including a summary of the Company’s accounting policies.

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

The Company operates on a fiscal year ending September 30 of each year.  All references to fiscal years of the Company refer to fiscal years, or periods within such fiscal years, ended on September 30 in those years.  For example, the Company’s “fiscal 2007” will end on September 30, 2007.  Certain reclassifications have been made to the prior year consolidated financial statements to conform to the current year presentation.

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

The following tables summarize the Basic EPS and Diluted EPS calculations (in thousands, except per share amounts):

	Three Months Ended June 30, 2007			Three Months Ended June 30, 2006
	Net Income	Shares	EPS	Net Income	Shares	EPS
Basic EPS	$1,033	5,838	$0.18	$8,774	5,334	$1.64
Incremental shares from the assumed lapse of restrictions on restricted stock awards	—	5	—	—	—	—
Incremental shares from the assumed exercise of outstanding stock options and warrants	—	297	(0.01)	—	350	(0.10)

Diluted EPS	$1,033	6,140	$0.17	$8,774	5,684	$1.54

	Nine Months Ended June 30, 2007			Nine Months Ended June 30, 2006
	Net Income	Shares	EPS	Net Income	Shares	EPS
Basic EPS	$4,987	5,789	$0.86	$9,704	5,298	$1.83
Incremental shares from the assumed lapse of restrictions on restricted stock awards	—	46	(0.01)	—	—	—
Incremental shares from the assumed exercise of outstanding stock options and warrants	—	333	(0.04)	—	198	(0.06)

Diluted EPS	$4,987	6,168	$0.81	$9,704	5,496	$1.77

For the three months ended June 30, 2007 and 2006, options, warrants and restricted stock for 160,545 and 149,900 shares, respectively, were excluded from the calculation of Diluted EPS as their effect would have been antidilutive.  For the nine months ended June 30, 2007 and 2006, options, warrants and restricted stock for 70,515 and 555,710 shares, respectively, were excluded from the calculation of Diluted EPS as their effect would have been antidilutive.  These options, warrants and restricted stock could potentially dilute EPS in the future.

3.                 INVENTORIES

Inventories were comprised of the following (in thousands):

	June 30, 2007	September 30, 2006
Finished goods	$89,207	$86,937
Work-in-progress	3,237	2,736
Raw materials	5,554	4,586
	$97,998	$94,259

4.                 ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities were comprised of the following (in thousands):

	June 30, 2007	September 30, 2006
Salaries, wages and employee benefits	$8,405	$14,657
Income taxes payable	1,127	1,565
Interest	1,580	2,273
Deferred rent	4,016	4,192
Sales taxes	3,013	3,170
Insurance	2,139	1,892
Audit and legal	3,981	4,137
Remaining payout for redemption of Series A Preferred Stock	679	679
Accrued store construction costs	691	681
Gift certificates and store credits	4,286	3,895
Other	6,836	7,312
	$36,753	$44,453

5.                 LONG-TERM DEBT AND LINE OF CREDIT

In November 2006, the Company’s Board of Directors authorized the repurchase of $25,000,000 principal amount of the Company’s 11 1/4% senior notes (the “Senior Notes”).  On December 8, 2006, the Company completed the repurchase of the authorized amount at 105.625% of the $25,000,000 principal amount, plus accrued and unpaid interest.  In connection with the repurchase, the Company recorded a pre-tax charge totaling $2,093,000, representing the premium paid of $1,406,000 plus the write-off of unamortized debt issuance discount and deferred financing costs of $687,000.   On April 18, 2007, the Company completed the redemption of the remaining outstanding amount of its Senior Notes at 105.625% of the $90,000,000 principal amount, plus accrued and unpaid interest.  In connection with the redemption, the Company recorded a pre-tax charge totaling $7,330,000, representing the premium paid of $5,063,000 plus the write-off of unamortized debt issuance discount and deferred financing costs of $2,267,000.

On March 13, 2007, the Company entered into a Term Loan and Security Agreement (the “Term Loan Agreement”) for a $90,000,000 senior secured Term Loan B due March 13, 2013 (the “Term Loan”), the proceeds of which were received on April 18, 2007 and were used to redeem the remaining $90,000,000 principal amount of the Senior Notes.  The interest rate on the Term Loan is equal to, at the Company’s election, either (i) the prime rate plus 1.00%, or (ii) the LIBOR rate plus the applicable margin.  The applicable margin is initially fixed at 2.50% through and including the fiscal quarter ending September 30, 2007.  Thereafter, the applicable margin for LIBOR rate borrowings is either 2.25% or 2.50%, depending on the Company’s Consolidated Leverage Ratio (as defined).  In order to mitigate the Company’s floating rate interest risk on the variable rate Term Loan, the Company entered into an interest rate swap agreement with the Agent bank for the Term Loan that commenced on April 18, 2007, the date the $90,000,000 Term Loan proceeds were received, and expires on April 18, 2012.  The interest rate swap agreement enables the Company to effectively convert an amount of the Term Loan equal to the notional amount of the interest rate swap from a floating interest rate of LIBOR plus 2.50% (subject to reduction to LIBOR plus 2.25% if the Company achieves a specified leverage ratio), to a fixed interest rate of 7.50% (subject to reduction to 7.25% if the Company achieves a specified leverage ratio).  The notional amount of the interest rate swap was $75,000,000 at the inception of the swap agreement and decreases over time to a notional amount of $5,000,000 at the expiration date.  The notional amount of the swap was $75,000,000 as of June 30, 2007 and over the next twelve months decreases as follows:  to $70,000,000 starting July 18, 2007; to $65,000,000 starting October 18, 2007; and to $57,500,000 starting April 18, 2008.  Commencing with the third quarter of fiscal 2007, the Company is required to make minimum repayments of the principal amount of the Term Loan in quarterly installments of $225,000 each.  Additionally, the Term Loan can be prepaid at the Company’s option, in part or in whole, at any time without any prepayment premium or penalty.  The Term Loan Agreement imposes certain restrictions on the Company’s ability to, among other things, incur additional indebtedness, pay dividends, repurchase stock, and enter into other various types of transactions.  The Term Loan Agreement also contains quarterly financial covenants that require the Company to maintain a specified maximum permitted Consolidated Leverage Ratio and a specified minimum permitted Consolidated Interest Coverage Ratio (as defined).  As of June 30, 2007, the Company was in compliance with the financial covenants of its Term Loan Agreement.

In connection with the Term Loan transaction, the Company amended its existing $60,000,000 revolving credit facility (the “Credit Facility”) in order to permit the new Term Loan financing.  This amendment of the Credit Facility also extended its maturity from October 15, 2009 to March 13, 2012, increased its size to $65,000,000, and reduced the LIBOR-based interest rate option under the facility by 0.25%.  There are no financial covenant requirements under the Credit Facility provided that Excess Availability (as defined) does not fall below 10% of the Borrowing Base (as defined).  If Excess Availability were to fall below 10% of the Borrowing Base, the Company would be required to meet a specified minimum Fixed Charge Coverage Ratio (as defined).  During the first nine months of fiscal 2007 and the first nine months of fiscal 2006, the Company exceeded the minimum requirements for Excess Availability.

6.                 RETIREMENT PLANS

On March 2, 2007, the Company entered into Supplemental Executive Retirement Agreements with its Chairman of the Board and Chief Executive Officer and its President and Chief Creative Officer (the “SERP Agreements”).  The purpose of the SERP Agreements is to provide the executives with supplemental pension benefits following their cessation of employment.

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

The components of net periodic pension cost on a pre-tax basis were as follows (in thousands):

	Three Months Ended, June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Service cost	$393	$—	$524	$—
Interest cost	29	—	39	—
Amortization of prior service cost	89	—	118	—
Total net periodic benefit cost	$511	$—	$681	$—

The SERP Agreements also provide that the Company will establish a grantor trust, the assets of which will be used to pay benefits under the SERP Agreements (or to satisfy the claims of the Company’s general creditors in the event of the Company’s bankruptcy or insolvency).  The grantor trust will be funded periodically, on an actuarial basis, such that the total assets of the trust from time to time will reasonably approximate the Company’s then current obligation under the SERP Agreements (provided that, upon a change in control, the Company has agreed to fully fund the grantor trust, regardless of the extent to which the SERP benefits are then vested).   On April 30, 2007, the Company made an initial contribution to the grantor trust of $2,662,000 and no further contributions are expected to be made during fiscal 2007.  As of June 30, 2007, investments in the grantor trust, included in other non-current assets in the consolidated balance sheet, amounted to $2,672,000.  The grantor trust investments were classified as available-for-sale and consisted primarily of fixed income mutual funds with cost that approximated the fair value.

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

9.                 SEGMENT AND ENTERPRISE WIDE DISCLOSURES

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

Geographic Information.  Information concerning the Company’s operations by geographic area was as follows (in thousands):

	Three Months Ended, June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Net Sales to Unaffiliated Customers
United States	$147,530	$158,293	$431,826	$446,771
Canada	$5,697	$5,590	$13,742	$13,148

	June 30, 2007	September 30, 2006
Long-Lived Assets
United States	$69,630	$69,621
Canada	$2,220	$2,535
Costa Rica	$700	$700

Major Customers.  For the periods presented, the Company did not have any one customer who represented more than 10% of its net sales.

10.          INTEREST EXPENSE, NET

Interest expense, net was comprised of the following (in thousands):

	Three Months Ended, June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Interest expense	$2,066	$3,841	$8,283	$11,580
Interest income	(23)	(300)	(318)	(460)
Interest expense, net	$2,043	$3,541	$7,965	$11,120

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following tables set forth certain operating data as a percentage of net sales and as a percentage change for the three and nine months ended June 30:

					% Period to Period
					Increase (Decrease)
					Three	Nine
	% of Net Sales (1)				Months	Months
	Three		Nine		Ended	Ended
	Months Ended		Months Ended		June 30,	June 30,
	June 30,		June 30,		2007 vs.	2007 vs.
	2007	2006	2007	2006	2006	2006
Net sales	100.0%	100.0%	100.0%	100.0%	(6.5)%	(3.1)%
Cost of goods sold (2)	47.1	45.2	47.4	47.4	(2.6)	(3.0)
Gross profit	52.9	54.8	52.6	52.6	(9.7)	(3.2)
Selling, general and administrative expenses (3)	45.7	43.9	46.8	46.8	(2.6)	(3.0)
Operating income	7.2	10.9	5.7	5.9	(38.3)	(5.4)
Interest expense, net	1.3	2.2	1.8	2.4	(42.3)	(28.4)
Loss on extinguishment of debt	4.8	—	2.1	—	N.M.	N.M.
Income before income taxes	1.1	8.8	1.8	3.5	(88.2)	(48.6)
Income tax provision	0.4	3.4	0.7	1.3	(88.2)	(48.6)
Net income	0.7%	5.4%	1.1%	2.1%	(88.2)	(48.6)

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

The following table sets forth certain information concerning the number of our stores and leased departments for the periods indicated:

	Three Months Ended
	June 30, 2007			June 30, 2006
Retail Locations	Stores	Leased Departments	Total Retail Locations	Stores	Leased Departments	Total Retail Locations
Beginning of period	795	821	1,616	831	728	1,559
Opened	5	2	7	1	3	4
Closed	(13)	(11)	(24)	(17)	(6)	(23)
End of period	787	812	1,599	815	725	1,540

	Nine Months Ended
	June 30, 2007			June 30, 2006
Retail Locations	Stores	Leased Departments	Total Retail Locations	Stores	Leased Departments	Total Retail Locations
Beginning of period	810	731	1,541	852	739	1,591
Opened	16	121	137	12	15	27
Closed	(39)	(40)	(79)	(49)	(29)	(78)
End of period	787	812	1,599	815	725	1,540

Our fiscal year ends on September 30.  All references in this discussion to our fiscal years refer to the fiscal year, or periods within the fiscal year, ended on September 30 in the year mentioned.  For example, our “fiscal 2007” will end on September 30, 2007.

Three Months Ended June 30, 2007 and 2006

Net Sales.  Our net sales for the third quarter of fiscal 2007 decreased by 6.5%, or $10.7 million, to $153.2 million from $163.9 million for the third quarter of fiscal 2006.  The decrease in net sales versus last year resulted primarily from a decrease in comparable store sales, partially offset by increased sales from our leased department and licensed relationships and marketing partnerships.  Comparable store sales decreased by 8.2% for the third quarter of fiscal 2007, based on 1,393 retail locations, versus a comparable store sales increase of 6.4% for the third quarter of fiscal 2006, based on 1,472 retail locations.  We attribute the decrease in comparable store sales for the quarter primarily to a weak overall economic and retail environment, unseasonably cool weather early in the quarter, and the more pregnancy-friendly fit of certain current non-maternity fashion trends.

As of June 30, 2007, we operated a total of 787 stores and 1,599 total retail locations, compared to 815 stores and 1,540 total retail locations as of June 30, 2006.  In addition, our Oh Baby! by Motherhood™ collection is available at Kohl’s® stores throughout the United States.  During the third quarter of fiscal 2007, we opened five stores, including four multi-brand store openings, and closed 13 stores, with eight of the store closings related to multi-brand store openings.

Gross Profit.  Our gross profit for the third quarter of fiscal 2007 decreased by approximately $8.8 million, to $81.1 million from $89.9 million for the third quarter of fiscal 2006, primarily reflecting the effect of our lower sales volume.  Gross profit as a percentage of net sales (gross margin) for the third quarter of fiscal 2007 was 52.9% compared to 54.8% for the third quarter of fiscal 2006.  The decrease in gross margin of 1.9 percentage points compared to the prior year resulted primarily from spreading fixed product overhead costs over a lower sales volume and, to a lesser extent, more price promotional activity compared to last year, partially offset by increased marketing partnership revenues.

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses for the third quarter of fiscal 2007 decreased by 2.6%, or approximately $1.8 million, to $70.1 million from $71.9 million for the third quarter of fiscal 2006.  This decrease in expense for the quarter resulted primarily from significantly lower variable incentive compensation costs and lower stock compensation expense, partially offset by increased payroll and employee benefits costs and increased legal expenses.  As a percentage of net sales, selling, general and administrative expenses increased to 45.7% for fiscal 2007 compared to 43.9% for fiscal 2006.  This increase in the expense percentage for the quarter resulted primarily from negative expense leverage from the decrease in comparable store sales, increased payroll and employee benefits costs, and increased legal expenses, partially offset by significantly lower variable incentive compensation costs and lower stock compensation expense.  We incurred impairment charges for write-downs of store long-lived assets of $0.6 million for fiscal 2007, as compared to $0.5 million for fiscal 2006.  We recorded charges of $15,000 related to store closings for the third quarter of fiscal 2007, as compared to $0.3 million of charges incurred for store closings in the third quarter of fiscal 2006.

Operating Income.  Our operating income for the third quarter of fiscal 2007 decreased by 38.3%, or approximately $6.8 million, to $11.1 million from $17.9 million for the third quarter of fiscal 2006, due to the lower sales volume and associated gross profit reduction partially offset by lower selling, general and administrative expenses.  Operating income as a percentage of net sales (operating income margin) for the third quarter of fiscal 2007 decreased to 7.2% from 10.9% for the third quarter of fiscal 2006.  The decrease in operating income margin was due to our lower gross margin and our higher operating expense ratio compared to fiscal 2006.

Interest Expense, Net.  Our net interest expense for the third quarter of fiscal 2007 decreased by 42.3%, or $1.5 million, to $2.0 million from $3.5 million for the third quarter of fiscal 2006.  This decrease was primarily due to the repurchase of $35.0 million of our Senior Notes from August 2006 through December 2006 and, to a lesser extent, the lower interest rate on our new $90.0 million Term Loan, which was used to redeem the remaining outstanding balance of our Senior Notes.  During the third quarter of fiscal 2007, our average level of direct borrowings under our credit facility was $1.1 million, but we did not have any direct borrowings under our credit facility as of June 30, 2007.  During the third quarter of fiscal 2006, we had no direct borrowings under our credit facility.

Loss on Extinguishment of Debt.  In April 2007, we repurchased the remaining $90.0 million principal amount of our outstanding Senior Notes with the proceeds from a new Term Loan.  The $90.0 million Senior Note repurchase resulted in a third quarter pre-tax charge of $7.3 million, representing the premium paid plus the write-off of unamortized debt issuance discount and deferred financing costs.

Income Tax Provision.  Our effective tax rate was a provision of 39.0% for the third quarters of fiscal 2007 and fiscal 2006.  We expect our effective tax rate for the full year fiscal 2007 to be approximately 39%.

Net Income.  Net income for the third quarter of fiscal 2007 was $1.0 million, or $0.17 per share (diluted), compared to net income of $8.8 million, or $1.54 per share (diluted), for the third quarter of fiscal 2006, representing decreases versus last year of 88% in net income and 89% in diluted earnings per share.

Our average diluted shares outstanding of 6,140,000 for the third quarter of fiscal 2007 was 8.0% higher than the 5,684,000 average diluted shares outstanding for the third quarter of fiscal 2006.  The increase in average diluted shares outstanding reflects higher shares outstanding in fiscal 2007 compared to fiscal 2006, as a result of stock option exercises and restricted stock awards, partially offset by the lower dilutive impact of outstanding stock options in fiscal 2007 compared to fiscal 2006.

Nine Months Ended June 30, 2007 and 2006

Net Sales.  Our net sales for the first nine months of fiscal 2007 decreased by 3.1%, or approximately $14.3 million, to $445.6 million from $459.9 million for the first nine months of fiscal 2006.  The decrease in net sales versus last year resulted primarily from a decrease in comparable store sales, partially offset by increased sales from our leased department and licensed relationships and marketing partnerships.  Comparable store sales decreased by 4.1% for the first nine months of fiscal 2007, based on 1,365 retail locations, versus a comparable store sales increase of 3.7% for the first nine months of fiscal 2006, based on 959 retail locations.

Gross Profit.  Our gross profit for the first nine months of fiscal 2007 decreased by 3.2%, to $234.2 million from $242.1 million for the first nine months of fiscal 2006, reflecting the effect of our lower sales volume.  Gross profit as a percentage of net sales (gross margin) for the first nine months of fiscal 2007 was 52.6%, the same as for the first nine months of fiscal 2006.  The gross margin for fiscal 2007 as compared to fiscal 2006 reflects the negative effect of spreading fixed product overhead costs over a smaller sales base, offset by higher pre-overhead merchandise gross margins and, to a lesser extent, increased marketing partnership revenues.  The increase in our pre-overhead merchandise gross margins for the nine-month period primarily reflects decreased markdown levels compared to last year for the first six months of the fiscal year.

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses for the first nine months of fiscal 2007 decreased by 3.0%, or approximately $6.3 million, to $208.7 million from $215.0 million for the first nine months of fiscal 2006.  This decrease in expense for the nine-month period resulted primarily from significantly lower variable incentive compensation costs, lower store occupancy expenses, as a result of our reduced number of stores, decreased store closing costs and a decrease in impairment charges for write-downs of store long-lived assets, partially offset by increased employee benefits costs’ increased legal expenses and, to a lesser extent, increased payroll expenses.  As a percentage of net sales, selling, general and administrative expenses were 46.8% for the first nine months of both fiscal 2007 and fiscal 2006.  The selling, general and administrative expense percentage for fiscal 2007 as compared to fiscal 2006 reflects the impact of significantly lower variable incentive compensation costs, decreased store closing costs and lower impairment charges, offset by the negative expense leverage from the decrease in comparable store sales, increased employee benefits costs, increased legal expenses and, to a lesser extent, increased payroll expenses.  We recorded a gain of $0.1 million related to store closings for the first nine months of fiscal 2007, as compared to $1.8 million of charges incurred for store closings in the first nine months of fiscal 2006 (primarily lease termination expenses).  The significant majority of the store closing costs in fiscal 2006 related to stores closed in conjunction with the opening of our Destination Maternity® superstore in New York City.  In addition, we incurred impairment charges for write-downs of store long-lived assets of $0.9 million for fiscal 2007, as compared to $2.3 million for fiscal 2006.

Operating Income.  Our operating income for the first nine months of fiscal 2007 decreased by 5.4%, or approximately $1.4 million, to $25.6 million from $27.0 million for the first nine months of fiscal 2006, due to the lower sales volume and associated gross profit reduction partially offset by lower selling, general and administrative expenses.  Operating income as a percentage of net sales (operating income margin) for the first nine months of fiscal 2007 decreased to 5.7% from 5.9% for the first nine months of fiscal 2006.

Interest Expense, Net.  Our net interest expense for the first nine months of fiscal 2007 decreased by 28.4%, or approximately $3.1 million, to $8.0 million from $11.1 million for the first nine months of fiscal 2006.  This decrease was primarily due to the repurchase of $35.0 million of our Senior Notes from August 2006 through December 2006 and, to a lesser extent, the lower interest rate on our new $90.0 million Term Loan.  During the first nine months of fiscal 2007, our average level of direct borrowings under our credit facility was $0.7 million, but we did not have any direct borrowings under our credit facility as of June 30, 2007.  During the first nine months of fiscal 2006, our average level of direct borrowings under our credit facility was $0.4 million.

Loss on Extinguishment of Debt.  In December 2006, we repurchased $25.0 million principal amount of our outstanding Senior Notes.  In April 2007, we repurchased the remaining $90.0 million principal amount of our outstanding Senior Notes with the proceeds from a new Term Loan.  The $115.0 of million Senior Note repurchases resulted in pre-tax charges totaling $9.4 million, representing the premium paid plus the write-off of unamortized debt issuance discount and deferred financing costs.

Income Tax Provision.  Our effective tax rate was a provision of 39.0% for the first nine months of fiscal 2007 and fiscal 2006.  We expect our effective tax rate for the full year fiscal 2007 to be approximately 39%.

Net Income.  Net income for the first nine months of fiscal 2007 was $5.0 million, or $0.81 per share (diluted), compared to net income of $9.7 million, or $1.77 per share (diluted), for the first nine months of fiscal 2006, representing decreases versus last year of 49% in net income and 54% in diluted earnings per share.

Our average diluted shares outstanding of 6,168,000 for the first nine months of fiscal 2007 was 12.2% higher than the 5,496,000 average diluted shares outstanding for the first nine months of fiscal 2006.  The increase in average diluted shares outstanding reflects higher shares outstanding in fiscal 2007 compared to fiscal 2006, as a result of stock option exercises and restricted stock awards, as well as the higher dilutive impact of outstanding stock options in fiscal 2007 compared to fiscal 2006.

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

In November 2006, our Board of Directors authorized the repurchase of $25.0 million principal amount of our Senior Notes.  This was in addition to the repurchase of $10.0 million principal amount of our Senior Notes completed during August and September 2006.  On December 8, 2006, we completed the repurchase of the authorized amount at 105.625% of the $25.0 million principal amount, plus accrued and unpaid interest.  On April 18, 2007, we completed the redemption of the remaining $90.0 million principal amount of our outstanding Senior Notes through a new Term Loan financing, which we expect will result in a decrease in annualized pre-tax interest expense of approximately $3.6 million.  This decrease in annualized interest expense from the new Term Loan financing began to be recognized in our third fiscal quarter.  The new Term Loan extends the maturity for $90.0 million principal amount of our debt from August 1, 2010 (the maturity date of the redeemed Senior Notes) to March 13, 2013 (the maturity date of the new Term Loan), with quarterly required principal payments of $225,000.  The December 2006 and April 2007 redemptions of the Senior Notes, which were both at a price of 105.625% of principal amount, plus accrued interest, resulted in “Loss on extinguishment of debt” of $9.4 million on a pre-tax basis, consisting of the $6.5 million cash redemption premium and $2.9 million of non-cash expense from the write-off of unamortized deferred financing costs and debt issuance costs.

In March 2007, we entered into Supplemental Executive Retirement Agreements with our Chairman of the Board and Chief Executive Officer and our President and Chief Creative Officer (the “SERP Agreements”).  The purpose of the SERP Agreements is to provide the executives with supplemental pension benefits following their cessation of employment.  The SERP Agreements provided that we establish a grantor trust, the assets of which will be used to pay benefits under the SERP Agreements (or to satisfy the claims of our general creditors in the event of the Company’s bankruptcy or insolvency).  The grantor trust will be funded periodically, on an actuarial basis, such that the total assets of the trust from time to time will reasonably approximate our then current obligation under the SERP Agreements (provided that, upon a change in control, we have agreed to fully fund the grantor trust, regardless of the extent to which the SERP benefits are then vested).   In April 2007, we made an initial contribution to the grantor trust of $2,662,000 and no further contributions are expected to be made during fiscal 2007.

Cash and cash equivalents decreased by $11.5 million during the first nine months of fiscal 2007 compared to an increase of $12.6 million for the first nine months of fiscal 2006.  Cash provided by operations of $21.7 million for the first nine months of fiscal 2007 decreased by approximately $24.2 million from the $45.9 million cash provided by operations for the first nine months of fiscal 2006.  This decrease in cash provided by operations was primarily the result of: (i) a decrease in accounts payable, accrued expenses and other current liabilities in the first nine months of fiscal 2007 compared to an increase in the first nine months of fiscal 2006 and (ii) an increase in inventories in the first nine months of fiscal 2007 compared to a decrease in the first nine months of fiscal 2006.  During the first nine months of fiscal 2007, we used a significant amount of our cash provided by operations to pay for capital expenditures.  We funded the $25.0 million repurchase of our Senior Notes in December 2006 by utilizing available cash, cash generated by net proceeds from the sales (net of purchases) of short-term investments, cash generated from stock option exercises, as well as the remaining cash provided by operations.  During the first nine months of fiscal 2006, we used our cash provided by operations primarily to increase our cash balance and short-term investments and, to a much lesser extent, to pay for capital expenditures.

For the first nine months of fiscal 2007, we spent $12.9 million on capital expenditures, including $8.9 million for leasehold improvements, fixtures and equipment principally for new store facilities, as well as improvements to existing stores, and $4.0 million for our information systems and distribution and corporate facilities.  This compares to $10.8 million in capital expenditures for the first nine months of fiscal 2006, of which $9.0 million was spent for new store facilities and improvements to existing stores and retail locations, and $1.8 million for our information systems and distribution and corporate facilities.  The increase in capital expenditures was primarily due to increased expenditures for information systems enhancements.

On March 13, 2007, we entered into a Term Loan and Security Agreement for a $90.0 million senior secured Term Loan B due March 13, 2013, the proceeds of which were received on April 18, 2007 and were used to redeem the remaining $90.0 million principal amount of our Senior Notes.  The interest rate on the Term Loan is equal to, at our election, either (i) the prime rate plus 1.00%, or (ii) the LIBOR rate plus the applicable margin.  The applicable margin is initially fixed at 2.50% through and including the fiscal quarter ending September 30, 2007.  Thereafter, the applicable margin for LIBOR rate borrowings is either 2.25% or 2.50%, depending on our Consolidated Leverage Ratio (as defined).  In order to mitigate our floating rate interest risk on the variable rate Term Loan, we entered into an interest rate swap agreement with the Agent bank for the Term Loan that commenced on April 18, 2007, the date the $90.0 million Term Loan proceeds were received, and expires on April 18, 2012.  The interest rate swap agreement enables us to effectively convert an amount of the Term Loan equal to the notional amount of the interest rate swap from a floating interest rate of LIBOR plus 2.50% (subject to reduction to LIBOR plus 2.25% if we achieve a specified leverage ratio), to a fixed interest rate of 7.50% (subject to reduction to 7.25% if we achieve a specified leverage ratio).  The notional amount of the interest rate swap was $75.0 million at the inception of the swap agreement and decreases over time to a notional amount of $5.0 million at the expiration date.  The notional amount of the swap was $75.0 million as of June 30, 2007 and over the next twelve months decreases as follows:  to $70.0 million starting July 18, 2007; to $65.0 million starting October 18, 2007; and to $57.5 million starting April 18, 2008.  Commencing with the third quarter of fiscal 2007, we are required to make minimum repayments of the principal amount of the Term Loan in quarterly installments of $225,000 each.  Additionally, the Term Loan can be prepaid at our option, in part or in whole, at any time without any prepayment premium or penalty.  The Term Loan Agreement imposes certain restrictions on our ability to, among other things, incur additional indebtedness, pay dividends, repurchase stock, and enter into other various types of transactions.  The Term Loan Agreement also contains quarterly financial covenants that require us to maintain a specified maximum permitted Consolidated Leverage Ratio and a specified minimum permitted Consolidated Interest Coverage Ratio (as defined).  As of June 30, 2007, we were in compliance with the financial covenants of our Term Loan Agreement.

In connection with the Term Loan transaction, we amended our existing $60.0 million revolving Credit Facility in order to permit the new Term Loan financing.  This amendment of the Credit Facility also extends its maturity from October 15, 2009 to March 13, 2012, modestly increases its size to $65.0 million, and reduces the LIBOR-based interest rate option under the facility by 0.25%.  There are no financial covenant requirements under the Credit Facility provided that Excess Availability (as defined) does not fall below 10% of the Borrowing Base (as defined).  If Excess Availability were to fall below 10% of the Borrowing Base, we would be required to meet a specified minimum Fixed Charge Coverage Ratio (as defined).  During the first nine months of fiscal 2007 and the first nine months of fiscal 2006, we exceeded the minimum requirements for Excess Availability.

As of June 30, 2007, we had no outstanding borrowings under the Credit Facility and $8.4 million in letters of credit, with $56.6 million of availability under our credit line.  We had average direct borrowings of $0.7 million under our credit facility for the first nine months of fiscal 2007, compared to average direct borrowings of $0.4 million during the first nine months of fiscal 2006.

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

Inventories.  We value our inventories, which consist primarily of maternity apparel, at the lower of cost or market. Cost is determined on the first-in, first-out method (FIFO) and includes the cost of merchandise, freight, duty and broker fees.  A periodic review of inventory quantities on hand is performed in order to determine if inventory is properly valued at the lower of cost or market.  Factors related to current inventories such as future consumer demand and fashion trends, current aging, current analysis of merchandise based on receipt date, current and anticipated retail markdowns or wholesale discounts, and class or type of inventory are analyzed to determine estimated net realizable values.  Criteria utilized by us to quantify aging trends include factors such as the amount of merchandise received within the past twelve months, merchandise received more than one year before with quantities on-hand in excess of 12 months of sales, and merchandise currently selling below cost.  A provision is recorded to reduce the cost of inventories to its estimated net realizable value, if required.  Inventories as of June 30, 2007 and September 30, 2006 totaled $98.0 million and $94.3 million, respectively, representing 36.5% and 32.8% of total assets, respectively.  Given the significance of inventories to our consolidated financial statements, the determination of net realizable values is considered to be a critical accounting estimate.  Any significant unanticipated changes in the factors noted above could have a significant impact on the value of our inventories and our reported operating results.

Long-Lived Assets.  Our long-lived assets consist principally of store leasehold improvements (included in the “Property, plant and equipment, net” line item in our consolidated balance sheets) and, to a much lesser extent, lease acquisition costs (included in the “Other intangible assets, net” line item in our consolidated balance sheets).  These long-lived assets are recorded at cost and are amortized using the straight-line method over the shorter of the lease term or their useful life.  Net long-lived assets as of June 30, 2007 and September 30, 2006 totaled $71.9 million and $72.2 million, respectively, representing 26.7% and 25.1% of total assets, respectively.

In assessing potential impairment of these assets, we periodically evaluate the historical and forecasted operating results and cash flows on a store-by-store basis.  Newly opened stores may take time to generate positive operating and cash flow results.  Factors such as: (i) store type, that is, company store or leased department, (ii) store concept, that is, Motherhood Maternity®, Mimi Maternity®, A Pea in the Pod® or Destination Maternity®, (iii) store location, for example, urban area versus suburb, (iv) current marketplace awareness of our brands, (v) local customer demographic data, (vi) anchor stores within the mall in which our store is located and (vii) current fashion trends are all considered in determining the time frame required for a store to achieve positive financial results, which is assumed to be within two years from the date a store location is opened.  If economic conditions are substantially different from our expectations, the carrying value of certain of our long-lived assets may become impaired.  As a result of our impairment assessment, we recorded write-downs of long-lived assets of $0.9 million for the first nine months of fiscal 2007, and $2.3 million for the first nine months of fiscal 2006, respectively.

Goodwill.  The purchase method of accounting for business combinations requires the use of estimates and judgments to allocate the purchase price paid for acquisitions to the fair value of the net tangible and identifiable intangible assets.  Goodwill represents the excess of the aggregate purchase price over the fair value of net assets acquired in business combinations and is separately disclosed in our consolidated balance sheets.  As of both June 30, 2007 and September 30, 2006, goodwill totaled $50.4 million, representing 18.8% and 17.5% of total assets, respectively.  In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 142 requires that goodwill no longer be amortized, but instead be tested for impairment at least annually or as impairment indicators arise.

The impairment test requires us to compare the fair value of business reporting units to their carrying value, including assigned goodwill.  In assessing potential impairment of goodwill, we have determined that we have one reporting unit for purposes of applying SFAS No. 142 based on our reporting structure.  The fair value of our single reporting unit is determined based on the fair market value of our outstanding common stock on a control basis and, if necessary, an outside independent valuation is obtained to determine the fair value.  The carrying value of our single reporting unit, expressed on a per share basis, is represented by the book value per share of our outstanding common stock.  The results of the annual impairment test performed as of September 30, 2006, indicated the fair value of the reporting unit exceeded its carrying value.  If the per share fair value of our single reporting unit was less than the book value per share on September 30, 2006, our goodwill would likely have been impaired.  As of June 30, 2007, our book value was $15.78 per share of outstanding common stock and the closing trading price of our common stock was $31.27 per share.

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

The temporary differences between the book and tax treatment of income and expenses result in deferred tax assets and liabilities, which are included within our consolidated balance sheets.  We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income.  Actual results could differ from our assessments if adequate taxable income is not generated in future periods.  Net deferred tax assets as of June 30, 2007 and September 30, 2006 totaled $19.9 million and $18.6 million, respectively, representing 7.4% and 6.5% of total assets, respectively.  To the extent we believe that recovery is not more likely than not, we must establish a valuation allowance.  To the extent we establish a valuation allowance or change the allowance in a future period, income tax expense will be impacted.

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

As of June 30, 2007, we had cash and cash equivalents of $7.4 million and an additional $2.7 million in a grantor trust.  Our cash equivalents consist of money market accounts that bear interest at variable rates.  Our investments in the grantor trust consist primarily of fixed income mutual funds with cost that approximates fair value.  A change in market interest rates earned on our investments impacts the interest income and cash flows, but does not materially impact the fair market value of the financial instruments.  Due to the average maturity and conservative nature of our investment portfolio, we believe a sudden change in interest rates would not have a material effect on the value of our investment portfolio.

As of June 30, 2007, the principal components of our debt portfolio were the $90.0 million Term Loan and the $65.0 million Credit Facility, both of which are denominated in U.S. dollars.  The fair market value of the debt portfolio is referred to as the “Debt Value.”

Our Credit Facility carries a variable interest rate that is tied to market indices.  As of June 30, 2007, we had no direct borrowings and $8.4 million of letters of credit outstanding under our Credit Facility.  Borrowings under the Credit Facility would have resulted in interest at a rate between approximately 6.32% and 8.25% per annum as of June 30, 2007.  Any future borrowings under the Credit Facility would, to the extent of outstanding borrowings, be affected by changes in market interest rates.  A change in market interest rates on the variable rate portion of the debt portfolio impacts the interest expense incurred and cash flows, but does not impact the Debt Value of the financial instrument.

The Term Loan carries a variable interest rate that is tied to market indices.  The sensitivity analysis as it relates to this portion of our debt portfolio assumes an instantaneous 100 basis point move in interest rates from their levels as of June 30, 2007, with all other variables held constant.  The Debt Value of the Term Loan is approximately $90.0 million, its principal amount.  A 100 basis point increase in market interest rates would result in additional annual interest expense on the Term Loan of approximately $0.9 million.  A 100 basis point decline in market interest rates would correspondingly lower our annual interest expense on the Term Loan by approximately $0.9 million.

In order to mitigate our floating rate interest risk on the variable rate Term Loan, we entered into an interest rate swap agreement with the Agent bank for the Term Loan that commenced on April 18, 2007.  The interest rate swap agreement enables us to effectively convert an amount of the Term Loan equal to the notional amount of the interest rate swap from a floating interest rate (LIBOR plus 2.50% at inception), to a fixed interest rate (7.50% at inception).  The notional amount of the interest rate swap was $75.0 million at inception of the swap agreement and decreases over time to a notional amount of $5.0 million at the expiration date.  Based on the scheduled swap notional amount during the next 12 month of the swap agreement, a 100 basis point increase in market interest rates would result in interest expense savings for the year of approximately $0.7 million.  A 100 basis point decline in market interest rates would correspondingly increase our interest expense for the year by approximately $0.7 million.  Thus, a 100 basis point increase in market interest rates during the next 12 months of the swap agreement would result in additional interest expense for the year of approximately $0.2 million on the Term Loan and swap agreement combined.  A 100 basis point decline in market interest rates during the next 12 months of the swap agreement would correspondingly lower our interest expense for the year by approximately $0.2 million on the Term Loan and swap agreement combined.

Based on the limited other variable rate debt included in our debt portfolio as of June 30, 2007, a 100 basis point increase in interest rates would result in additional interest incurred for the year of less than $0.1 million.  A 100 basis point decrease in interest rates would correspondingly lower our interest expense for the year by less than $0.1 million.

Other than as described above, we do not believe that the market risk exposure on other financial instruments is material.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to our management on a timely basis to allow decisions regarding required disclosure.  We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2007.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2007, these controls and procedures were effective.

Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the fiscal quarter ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.  Exhibits

Exhibit No.		Description

10.37	*†	Second Amended and Restated Employment Agreement dated as of May 15, 2007, between Mothers Work, Inc. and Edward M. Krell (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 15, 2007).
31.1		Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of the Chief Operating Officer & Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of the Chief Operating Officer & Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                    Incorporated by reference.

†                     Management contract or compensatory plan or arrangement.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOTHERS WORK, INC.

Date: August 7, 2007	By:	/s/ DAN W. MATTHIAS
Dan W. Matthias
Chairman of the Board and Chief Executive Officer

Date: August 7, 2007	By:	/s/ EDWARD M. KRELL
Edward M. Krell
Chief Operating Officer & Chief Financial Officer

INDEX OF EXHIBITS FILED WITH

FORM 10-Q OF MOTHERS WORK, INC.

FOR THE QUARTER ENDED JUNE 30, 2007

Exhibit No.		Description

10.37	*†	Second Amended and Restated Employment Agreement dated as of May 15, 2007, between Mothers Work, Inc. and Edward M. Krell (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 15, 2007).
31.1		Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of the Chief Operating Officer & Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of the Chief Operating Officer & Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                    Incorporated by reference.

†                     Management contract or compensatory plan or arrangement.