Form 10-K
period 2007-09-30
MOTHERS WORK INC
filed 2007-12-14
CIK 896985

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2007
or
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
(215) 873-2200 (Registrant's telephone number, including area code)

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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                Accelerated filer ☒                Non-accelerated filer ☐

        Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐ No ☒

        The aggregate market value of the voting and non-voting common equity held by non-affiliates computed using $33.14, the price at which the common equity was last sold as of March 31, 2007 (the last business day of the Registrant's most recently completed second fiscal quarter), was approximately $191,000,000.

        On December 10, 2007, there were 5,968,902 shares of the Registrant's common stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Stockholders scheduled to be held on January 22, 2008 are incorporated by reference into Part III of this Form 10-K.

PART I.

        Our fiscal year ends on September 30. All references in this report to our fiscal years refer to the fiscal year ended on September 30 in the year mentioned. For example, our "fiscal 2007" ended on September 30, 2007. Unless otherwise indicated, operating data referred to in this report is as of September 30, 2007. As used in this report, "retail locations" include our stores and leased departments and exclude locations where Kohl's® sells our products under an exclusive product and license agreement.

Item 1.    Business

Overview

        We are the leading designer and retailer of maternity apparel in the United States and are the only nationwide chain of maternity specialty stores. We operate 1,576 retail locations, including 781 stores in all 50 states, Puerto Rico, Guam and Canada, and 795 leased departments located within department stores and baby specialty stores throughout the U.S. We are also the exclusive provider of maternity apparel to Kohl's®, which operates approximately 834 stores throughout the U.S. We operate our 781 stores under four retail nameplates: Motherhood Maternity®, Mimi Maternity®, A Pea in the Pod® and Destination Maternity®. In addition to our 781 stores, we operate 795 maternity apparel departments, which we refer to as leased departments, within leading retailers such as Sears®, Macy's®, Bloomingdale's®, Babies "R" Us®, Boscov's® and Gordmans®. We are the exclusive maternity apparel provider in each of our leased department relationships. As we disclosed in September 2007, we were unable to reach terms on a renewal of our relationship with Sears and, as a result, our relationship with Sears will end on June 20, 2008, resulting in the closure of our leased departments within Sears stores. As of September 30, 2007, we operate 501 leased departments within Sears stores. We also sell merchandise on the Internet, primarily through DestinationMaternity.com and our various brand-specific websites, and also on Macys.com®.

        We have a leading position across all major price points of maternity apparel through our five distinct merchandise brands, enabling us to reach a broad range of maternity customers. Through our 781 stores and certain of our leased departments, we offer maternity apparel under our three primary merchandise brands, Motherhood Maternity ("Motherhood") at value prices, Mimi Maternity ("Mimi") at contemporary prices and A Pea in the Pod ("Pea") at luxury prices. We also have two additional value-priced maternity apparel brands, our Two Hearts® Maternity collection and our Oh Baby by Motherhood™ collection which we sell exclusively through Sears and Kohl's, respectively, and are the exclusive maternity apparel offerings in these chains. As we previously disclosed, our relationship with Sears will end on June 20, 2008. After our relationship with Sears ends, the Two Hearts Maternity brand will remain our exclusive property.

        We believe that one of our key competitive advantages is our ability to fulfill, in a high-service store environment, all of an expectant and nursing mother's clothing needs, including casual and career wear, formal attire, lingerie, sportswear and outerwear, in sizes that cover all trimesters of the maternity cycle. Our sophisticated vertically-integrated business model enables us to offer the broadest assortment of in-stock, fashionable maternity apparel. We design and contract for the production of approximately 90% of the merchandise we sell using sewing factories located throughout the world, predominantly outside of the U.S.

        In fiscal 2003, we began to develop and introduce, on a limited basis, new multi-brand store concepts that offer merchandise from our Motherhood brand, Mimi brand and, sometimes, our Pea brand, in order to provide a broader product assortment at multiple price ranges to our customers and to increase average store sales and profitability. We continue to test, develop and expand our new multi-brand store concepts, which consist of two-brand Mimi nameplate "combo" stores, three-brand Mimi nameplate "triplex" stores, and Destination Maternity superstores, which carry all three of our principal merchandise brands as well as a significant array of maternity-related products and customer service features. These multi-brand stores are larger and have higher average sales than our average store, provide the opportunity to improve store operating profit margins over time by reducing store operating expense percentages through economies of scale, and may increase overall sales in the geographical markets they serve. Opening these multi-brand stores will typically involve closing two or more smaller stores and may frequently result in one-time store closing costs resulting primarily from early lease terminations.

        We plan to open approximately 25 - 35 new retail stores during fiscal 2008, of which we expect approximately 8 - 12 will be new multi-brand stores that carry more than one of our merchandise brands, with the balance primarily under the Motherhood brand. We estimate that we will close approximately 40 - 55 stores in fiscal 2008, with approximately 15 - 25 of these store closings related to the opening of new multi-brand stores.

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

        Mothers Work was founded by Dan and Rebecca Matthias in 1982 as a mail-order maternity apparel catalog. We began operating retail stores in 1985 and completed our initial public offering in 1993. To address multiple price points in maternity apparel and improve operating productivity, we acquired Motherhood and A Pea in the Pod in 1995 and eSpecialty Brands, LLC, or iMaternity™, in October 2001. Since the acquisitions of Motherhood and A Pea in the Pod, we have developed and grown these brands along with growing our Mimi brand. Also, since the 1990s we have partnered with other retailers to sell our products through maternity apparel departments within their stores.

Industry Overview

        We are unaware of any reliable data on the size of the maternity apparel industry. However, based on our own analysis, we believe that there are approximately $1.2 billion of maternity clothes sold each year in the U.S. In addition, we believe that there is an opportunity to grow the business by selling maternity clothes to those pregnant women who currently purchase loose-fitting or larger-sized non-maternity clothing as a substitute for maternity wear. We also believe that the business can grow by reducing the amount of "hand-me-down" and "borrowing" associated with maternity apparel, particularly in the value-priced segment. Further, we believe that the demand for maternity apparel is relatively stable when compared to non-maternity apparel. Expectant mothers continue to need to replace most of their wardrobe and the current steady rate of approximately four million U.S. births per year has remained relatively stable over the last decade. Also, although we are affected by fashion trends, we believe that maternity apparel is less fashion sensitive than women's specialty apparel in general, as demand is driven primarily by the need to replace wardrobe basics as opposed to a desire to add to one's wardrobe in order to meet current fashion trends.

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

        We utilize a rapid inventory replenishment system.    We are able to offer a wide selection of merchandise in our retail locations due, in large part, to our rapid inventory replenishment system. For example, in our stores, our proprietary system enables us to offer more than 3,000 stock keeping units, or SKUs, per store without dedicating retail space to "back-stock" storage. We coordinate the rapid replenishment of inventory for all of our retail locations through our Philadelphia, Pennsylvania and Mississauga, Ontario distribution centers to meet the individualized needs of our retail locations. Our stores receive shipments from our distribution centers between two and seven times per week. This enables us to maintain a high percentage in-stock merchandise position in each of our stores.

        We have proprietary systems that support our business.    In order to support our vertically integrated business model and inventory replenishment system, we have developed a fully integrated, proprietary enterprise resource planning (ERP) system. This system includes point-of-sale systems, our TrendTrack™ merchandise analysis and planning system, our materials requirement planning system, and our web-based, global sourcing and logistics systems. These systems also support our automated picking and sorting systems and other aspects of our logistics infrastructure. We believe that our proprietary systems are a critical competitive strength that enables us to offer a broad product assortment and respond quickly to fashion trends as well as helps us to reduce product costs and rapidly replenish inventory in our retail locations.

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

        We are able to enhance our leadership position by distributing our products under exclusive leased department and licensed relationships.    We operate 795 leased departments within leading retailers such as Sears, Macy's, Bloomingdale's, Babies "R" Us, Boscov's and Gordmans. We are also the exclusive provider of maternity apparel to Kohl's pursuant to an exclusive licensed relationship. As we disclosed in September 2007, we were unable to reach terms on a renewal of our relationship with Sears and, as a result, our relationship with Sears will end on June 20, 2008, resulting in the closure of our leased departments within Sears stores. As of September 30, 2007, we operate 501 leased departments within Sears stores. Even after our relationship with Sears ends, we will remain well positioned to service the needs of our customers through our own stores as well as through our exclusive licensed relationship with Kohl's and our leased departments at Macy's, Bloomingdale's, Babies "R" Us, Boscov's and Gordmans. We believe that we have an opportunity to continue to increase the sales we generate from these ongoing relationships through expanding our relationships with our current partners as well as developing relationships with new partners.

        We have a highly experienced management team.    Dan Matthias, our Chairman and Chief Executive Officer, and Rebecca Matthias, our President, Chief Creative Officer and Acting Chief Merchandising Officer, founded the Company 25 years ago and are leaders in maternity apparel retailing. Additionally, we have a management team with significant experience in all aspects of the retail and apparel business.

Merchandise Brands

        We believe that our brands are the most recognized brands in the maternity apparel business. We sell our merchandise under the following five distinct brands:

BRAND	BRAND POSITIONING	APPAREL PRICE RANGE
Motherhood	Broad assortment, fashion, quality and everyday low price	$9-$45
Mimi	Contemporary, fun, trendy and affordable	$18-$168
Pea	Exclusive, designer and luxury	$70-$425
Two Hearts Maternity	Select assortment of quality fashion sold at value price points	$9-$44*
Oh Baby by Motherhood	Select assortment of basics and fashion sold at value price points	$9-$48**

*
As we disclosed in September 2007, we were unable to reach terms on a renewal of our relationship with Sears and, as a result, our relationship with Sears will end on June 20, 2008.

**
Kohl's, which sells our Oh Baby by Motherhood brand under an exclusive product and license agreement, sets the apparel price range for this merchandise.

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

        Two Hearts Maternity.    Our Two Hearts Maternity brand is the exclusive maternity apparel offering in 501 Sears stores that offer maternity apparel. Two Hearts Maternity is a fashionable collection including career and casual sportswear as well as dresses, lingerie, swimwear and nursing sleepwear, with most items priced under $40. As we disclosed in September 2007, we were unable to reach terms on a renewal of our relationship with Sears and, as a result, our relationship with Sears will end on June 20, 2008. Even after our relationship with Sears ends, we remain well positioned to service the needs of our customers through our own stores as well as through our exclusive licensed relationship with Kohl's and our leased departments at Macy's, Bloomingdale's, Babies "R" Us, Boscov's and Gordmans. After our relationship with Sears ends, the Two Hearts Maternity brand will remain our exclusive property.

        Oh Baby by Motherhood.    Our Oh Baby by Motherhood collection was launched in February 2005 at Kohl's stores throughout the U.S. and on Kohls.com. The Oh Baby by Motherhood collection is available at all Kohl's stores under an exclusive product and license agreement. The collection features a modern and complete assortment of sportswear, intimate apparel and sleepwear, with most items priced under $40. The collection is available at all of Kohl's stores.

Retail Nameplates

        We sell maternity apparel through the following stores, leased departments and licensed relationships:

Store Nameplate	Description of Target Location	Brand(s) Carried	Apparel Price Range	Average Size (Sq. Ft.)
Stores:
Motherhood	Moderate regional malls, strip centers and power centers	Motherhood	$9-$45	1,700
Mimi (1)	Mid-priced regional malls and lifestyle centers	Mimi Motherhood Pea (1)	Single brand Mimi $18-$168 Mimi combo $9-$168 Mimi triplex $9-$425	Single brand Mimi 1,700 Mimi combo 2,700 Mimi triplex 3,700
Pea (2)	Exclusive, high-end regional malls and affluent residential areas	Pea Mimi (2) Designer Merchandise	$70-$425	2,300
Destination Maternity	Primarily outdoor and power centers and central business districts	Motherhood Mimi Pea	$9-$425	6,800

Leased Departments:
Macy's	Mid-priced regional malls	Motherhood Mimi	$9-$168	—
Babies "R" Us	Big box power centers	Motherhood	$9-$45	—
Sears (3)	Moderate malls	Two Hearts Maternity (3)	$9-$44	—
Boscov's	Mid-priced and moderate regional malls	Motherhood	$9-$45	—
Gordmans	Big box power centers	Motherhood	$9-$45	—
Exclusive Licensed Relationship:
Kohl's	Big box power centers	Oh Baby by Motherhood	$9-$48 (4)	—

(1)
Our two-brand Mimi combo stores carry a full line of both Mimi and Motherhood brand merchandise while our triplex stores carry all three brands.

(2)
Nearly all Pea stores carry a full line of both Pea and Mimi brand merchandise.

(3)
As we disclosed in September 2007, we were unable to reach terms on a renewal of our relationship with Sears and, as a result, our relationship with Sears will end on June 20, 2008. After our relationship with Sears ends, the Two Hearts Maternity brand will remain our exclusive property.

(4)
Kohl's, which sells our Oh Baby by Motherhood brand under an exclusive product and license agreement, sets the apparel price range for this merchandise.

        Major regional malls with several department stores and a wide range of price points may be able to accommodate a multi-brand store, or more than one maternity store. We have the ability to address multiple price alternatives at a given mall, with Motherhood as our value-oriented brand, Mimi as our mid-priced brand and A Pea in the Pod as our luxury brand. As of September 30, 2007, we had at least two of our store concepts in 32 major regional malls. In addition, almost all 32 of our A Pea in the Pod stores and 11 of our Motherhood stores carry Mimi-branded merchandise, and 43 of our Mimi stores carry Motherhood-branded merchandise.

        Motherhood Maternity Stores.    Motherhood Maternity is our largest chain with 635 stores as of September 30, 2007. Motherhood is positioned with a broad assortment of quality fashion at everyday low prices. Motherhood stores average approximately 1,700 square feet and are located primarily in moderate regional enclosed malls, strip and power centers and central business districts. Motherhood stores include 91 outlet locations that carry Motherhood-branded merchandise as well as some closeout merchandise. Between 1998 and 2000, we successfully broadened Motherhood's customer base by lowering price points approximately 40% to 45%. This reduced price position significantly expanded the brand's target market, increased revenues per store and increased unit volumes. In fiscal 2007, we opened nine new Motherhood stores and outlets and closed 33 Motherhood stores and outlets, with 11 of these store closings related to multi-brand store openings. As of September 30, 2007, we operate 34 Motherhood stores in Canada and believe that market opportunities may permit us to open additional stores in Canada in the future.

        Mimi Maternity Stores.    As of September 30, 2007, we had 100 Mimi Maternity stores that serve the medium-priced portion of the maternity apparel industry. The brand is positioned as contemporary, fun, trendy and affordable. Mimi stores average approximately 2,200 square feet and are located primarily in mid-priced regional malls, lifestyle centers and central business districts.

          Single-Brand Mimi Stores.    As of September 30, 2007, 57 of our Mimi stores predominantly carry Mimi-branded product, as well as a small selection of maternity merchandise developed by contemporary vendors for Mimi, and average approximately 1,700 square feet. Mimi was historically price positioned just below A Pea in the Pod. When Motherhood's prices were lowered, there was an opportunity for Mimi to broaden its customer base by including lower price points. Mimi was, therefore, repositioned during fiscal 2002 and its merchandise price points now range from just above Motherhood to the lower end of A Pea in the Pod.

          Mimi Multi-Brand Stores.    We are continuing to test, develop and expand our Mimi multi-brand store concepts. Our current Mimi multi-brand store concepts operated under the Mimi name include two-brand combo stores (which carry both the Mimi and Motherhood brands) and triplex stores (which carry the Mimi, Motherhood and A Pea in the Pod brands). These Mimi multi-brand stores are larger (average of approximately 2,800 square feet), have higher average sales volume than our average store and provide the opportunity to improve store operating profit margins over time. A new Mimi multi-brand store will typically involve closing one Motherhood store and one single-brand Mimi store, although we may occasionally close only one store in a given geographical market in situations where we believe we can expand sales through replacing a single-brand Motherhood or Mimi store with a Mimi multi-brand store. Store closings will often involve one-time store closing costs resulting primarily from early lease terminations. As of September 30, 2007, 43 of our stores are Mimi multi-brand stores using the Mimi name, consisting of 40 two-brand Mimi combo stores and three Mimi triplex stores. Based on our internal research, we believe that over the next several years we have the potential to expand the Mimi multi-brand store chain to 70 or more total Mimi multi-brand stores in the U.S.

        In fiscal 2007, we did not open any single-brand Mimi Maternity stores and we closed 13 Mimi stores, all of which were single-brand Mimi stores, with eight of these store closings related to multi-brand store openings.

        A Pea in the Pod Stores.    As of September 30, 2007, we had 32 A Pea in the Pod stores. A Pea in the Pod stores average approximately 2,300 square feet and are located in upscale venues, including Beverly Hills, Oak Street, South Coast Plaza, Bal Harbour and Newbury Street. In addition to offering a wide selection of both A Pea in the Pod and Mimi branded products in almost all A Pea in the Pod stores, we seek out designer and contemporary brands and assist them in developing maternity versions of select styles for our A Pea in the Pod stores. As scarcity is part of the concept's luxury image, we have chosen to further develop the brand primarily by optimizing our customers' in-store experience rather than by opening new stores. We therefore continuously upgrade the quality of the locations, our store designs, the product styling and our publicity to enhance our brand image. In fiscal 2007, we did not open any A Pea in the Pod stores and we closed one Pea store related to a multi-brand store opening.

        Destination Maternity Superstores.    In March 2004, we opened our first Destination Maternity superstore in Danbury, Connecticut. Destination Maternity superstores carry all three of our primary merchandise brands (Motherhood, Mimi and Pea), plus a greatly expanded line of nursing accessories, fertility-related products and maternity-related exercise gear, books, and body and nutritional products.

These stores also typically feature a dedicated "learning center" area for maternity-related classes, a "relax area" for husbands and shoppers alike, and an inside play area for the pregnant mom's toddlers and young children, with five of our superstores also having our Edamame The Maternity Spa™. These elements combine to give our Destination Maternity superstore not only the largest assortment of maternity apparel and accessories available, but also a unique and engaging atmosphere and experience for the maternity customer. A new Destination Maternity superstore involves closing at least two, and typically more, single brand stores, is expected to decrease store operating expense percentages through economies of scale, and may increase overall sales in the geographical areas they serve. Destination Maternity superstores range from nearly 4,000 square feet to approximately 11,000 square feet, with an average of approximately 6,800 square feet for the 14 stores open as of September 30, 2007. We opened two of these Destination Maternity superstores during fiscal 2007. In February 2006, we celebrated the grand opening of our Destination Maternity superstore on the corner of 57th Street and Madison Avenue in Manhattan. This is the largest maternity store in the world, spanning three floors and including our Edamame The Maternity Spa, all three of our primary apparel brands, maternity yoga classes, juice bar, relax area and children's play area. As the only national retailer that is solely focused on maternity, we are further differentiating ourselves as the ultimate maternity destination with these large, well-assorted, "must visit" superstores. Based on our internal research, we believe that over the next several years we have the potential to expand the Destination Maternity chain to 50 or more total Destination Maternity superstores in the U.S.

        Leased Departments.    In addition to the stores we operate, we have arrangements with department stores and baby specialty stores, including Sears, Macy's, Bloomingdale's, Babies "R" Us, Boscov's and Gordmans, to operate maternity apparel departments in their stores. We are the exclusive maternity apparel provider in each of our leased department locations. As we disclosed in September 2007, we were unable to reach terms on a renewal of our relationship with Sears and, as a result, our relationship with Sears will end on June 20, 2008. Even after our relationship ends, we remain well positioned to service the needs of our customers through our own stores as well as through our exclusive licensed relationship with Kohl's and our leased departments at Macy's, Bloomingdale's, Babies "R" Us, Boscov's and Gordmans. After our relationship with Sears ends, the Two Hearts Maternity brand will remain our exclusive property. We staff these leased departments at varying levels and maintain control of the pricing terms and the timing and degree of the markdowns of our merchandise that is sold in the leased departments. We operate our leased departments during the same hours and days as the host store and are responsible for replenishment of the merchandise in the leased departments. These leased departments typically involve the lease partner collecting all of the revenue from the leased department. The revenue is remitted to us, less a fixed percentage of the volume earned by the lease partner as stipulated in the agreement.

        Exclusive Licensed Relationship.    Our Oh Baby by Motherhood collection is available at all Kohl's stores under an exclusive product and license agreement. The collection was launched in February 2005 at Kohl's stores throughout the U.S. and on Kohls.com. Kohl's operates approximately 834 stores throughout the U.S.

        International.    Currently, we operate 34 Motherhood stores in Canada and we operate a Motherhood website under a Canadian URL (motherhood.ca). In addition, although we currently do not have any international sales other than in Canada and through a small volume of Internet orders shipped internationally, we believe there is a significant opportunity to develop international sales beyond Canada. We are in the early stages of analyzing and evaluating some of these international sales opportunities. We anticipate that our initial international strategy would include licensing or similar arrangements with foreign partners, and we anticipate that our long-term strategy may include both licensing arrangements with foreign partners as well as potentially developing our own operations in certain countries. However, we presently have no commitment or agreement relating to any product distribution or development of selling operations outside of North America.

Internet Operations

        We sell our merchandise on the Internet at our DestinationMaternity.com, MaternityMall.com™ and iMaternity.com™ websites, as well as our brand-specific websites such as Motherhood.com. We also sell our merchandise through our Canadian website, Motherhood.ca and through Macys.com. We believe that many pregnant women use the Internet to find maternity-related information and to purchase maternity clothes. Our websites are therefore important tools for educating existing and potential customers about our brands and driving traffic to our stores. In addition to providing links to all of our websites, our DestinationMaternity.com and MaternityMall.com websites contain maternity advice and information, related baby product information and editorial content. Our marketing and technology capabilities and the replenishment capabilities of our distribution centers and stores enable us to incorporate Internet design, operations and fulfillment into our existing operations. Over the past several years, we have increased the sales we generate from our websites. We look to continue to grow our Internet sales in the future.

Marketing Partnerships

        We believe our customers, particularly first time mothers, are entering a new life stage that drives widespread changes in purchasing needs and behavior, thus making our maternity customer and her family a highly-valued demographic for a range of consumer products and services companies. We have been able to leverage the relationship we have with our customers to earn incremental revenues and expect to expand these revenues through marketing partnerships and our futuretrust® college savings program.

        We expect to continue to expand and leverage the relationship we have with our customers and earn incremental revenues through a variety of marketing partnership programs utilizing our extensive opt-in customer database and various in-store marketing initiatives, which help introduce our customers to various baby and parent-related products and services offered by leading third-party consumer products companies. Whereas our current revenues in this area have predominantly been derived from the prenatal portion of our customer database, we have taken steps to update and manage our entire customer database so we can actively market our full customer database to a much broader range of consumer products and services companies that market to families with children.

        Through our stores and our Internet sites, we market our futuretrust college savings program to our customers. Futuretrust is a MasterCard® based college savings program that enables members to help save for college when they link their futuretrust MasterCard to a tax advantaged 529 College Savings account. Members earn rebates on all purchases with their futuretrust MasterCard that are automatically contributed to their 529 College Savings account and can also earn additional college savings at merchants in the futuretrust Preferred Merchant Network. We have recently entered into relationships with select providers of 529 savings programs, tax preparation services, home mortgages and real estate services for our futuretrust members and, in the future, we anticipate further developing our futuretrust program into a full service financial services and information resource for our members known as the Futuretrust Family Financial Center™. We anticipate that additional potential services offered through the Futuretrust Family Financial Center may include online banking, life insurance, and other financial services needed by families with children. We plan to offer such services through relationships with high-quality third-party providers of these services.

Operations

        Brand-Specific Operations Teams.    To obtain maximum efficiencies, we are organized primarily along functional lines, such as store operations, merchandising, design and production. Since our business consists of five merchandise brands requiring decisions on a brand-specific basis, we have built business teams by brand where the functional leaders within each brand work together. Each brand team is led by the head merchant and includes the director of stores for that brand, the head designer, the head planner and distributor and the key production manager. These teams also include visual, fabric purchasing and other necessary professionals.

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

Merchandising, Design and Inventory Planning and Allocation

        Merchandising.    We strive to maintain an appropriate balance between new merchandise and proven styles, as well as between basic and fashion items. Our merchandising decisions are based on current fashion trends, as well as input from our designers and outside vendors. This information is used in conjunction with the item-specific sales data provided by our proprietary merchandising and replenishment system. Each brand has its own team of merchants, designers and planners. These teams are led by the head merchant of the brand. On October 29, 2007, we announced that we and David Mangini, our former Executive Vice President of Merchandising, decided to end Mr. Mangini's employment with us and to have Mr. Mangini begin a consulting relationship with us per a previously reached agreement between the Company and Mr. Mangini regarding his planned departure. Rebecca Matthias, our President and Chief Creative Officer, immediately assumed the additional position of Acting Chief Merchandising Officer on an interim basis while we continue the search for our Chief Merchandising Officer. Mr. Mangini has agreed to serve as a full-time consultant for us for up to one year after October 29, 2007.

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

        Inventory Planning and Allocation.    Our inventory planning and allocation department is responsible for planning future inventory purchases and markdowns, as well as targeting overall inventory levels and turnover. We establish target inventories for each store using our inventory planning system with the goals of optimizing our merchandise assortment and turnover, maintaining adequate depth of merchandise by style and managing closeout and end-of-season merchandise consolidation. Our proprietary capabilities enable us to continually monitor and respond quickly to consumer demand and are integral to our inventory management program. These capabilities are facilitated by our TrendTrack system, which provides daily product sell-through data and merchandising information.

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

        Our production and quality assurance personnel monitor production at contractor facilities in the U.S. and work with our agents abroad to ensure quality control, compliance with our design specifications and timely delivery of finished goods. This quality control effort is enhanced by our worldwide Internet-based contracting and logistics systems, which include advanced features such as measurement specifications and digital photography. We also use a third-party consulting firm to help monitor working conditions at our contractors' facilities on a worldwide basis.

        We operate our primary distribution center in Philadelphia, Pennsylvania and a distribution center in Mississauga, Ontario to support our stores in Canada. We also lease a facility located in the Philadelphia Naval Business Center in Philadelphia, Pennsylvania, which we use for warehousing, distribution and raw material cutting.

        Finished garments from contractors and other manufacturers are received at our primary distribution center in Philadelphia, Pennsylvania and our Canadian distribution center. Garments are inspected using statistical sampling methods and stored for picking. Our primary distribution center utilizes sophisticated fulfillment technology to serve as a replenishment center, as opposed to solely a distribution center. This distribution center sends a selection that meets individual store needs from our approximately 17,000 SKUs to our stores two to seven times per week. Retail location replenishment decisions are made automatically based upon target inventories established by the allocation department and individual retail location sales data. Our primary distribution center uses several automated systems, including our pick-to-light system for flat-packed goods and our hanging garment sortation system, which speed up deliveries to our retail locations and reduce costs.

        Shipments to retail locations are tracked by our proprietary delivery tracking software. Freight is routed through zone-skipping, over-the-road carriers running 24 hours per day and delivered locally by a variety of carriers, and is supplemented by a small percentage of second-day air, providing one to three-day delivery to our retail locations.

        In November 2003, we were certified to participate in Customs-Trade Partnership Against Terrorism, or C-TPAT, a U.S. Department of Homeland Security sponsored program, with U.S. Customs and Border Protection ("U.S. Customs"), through which we implement and monitor our procedures to manage the security of our supply chain as part of the effort to protect the U.S. against potential acts of terrorism. In January 2005, we were certified to participate in the Importer Self Assessment Program, or ISA, a U.S. Customs program available only to C-TPAT participants with strong internal controls and oversight mechanisms, through which we have assumed responsibility for monitoring our own compliance with applicable U.S. Customs regulations in exchange for certain benefits, which may help increase efficiency in importing. These benefits include exemption from government audits, increased speed of cargo release from U.S. Customs, enhanced prior disclosure rights from U.S. Customs in the event of alleged trade violations, availability of voluntary additional compliance guidance from U.S. Customs, and less intrusive government oversight of trade compliance. In May 2007, we were accepted to participate in the U.S. Customs and Border Protection Drawback Compliance Program. The benefits of this program include (i) waiver of prior notice where we do not have to notify U.S. Customs at the time of export of product to Canada and (ii) with respect to goods we export from the U.S., which we previously imported into the U.S., accelerated payment privileges to receive drawback refunds of U.S. import duties previously paid within 30 days of filing the claim for refund.

Management Information and Control Systems

        We believe that our proprietary systems are instrumental to our ability to offer the broadest assortment of maternity merchandise and accomplish rapid replenishment of inventory. We continuously develop, maintain and upgrade our systems and currently employ an in-house team of programmers. Our stores have point-of-sale terminals that provide information used in our customized TrendTrack merchandise analysis and planning system. This system provides daily financial and merchandising information that is integral to monitoring trends and making merchandising decisions. The TrendTrack system has numerous features designed to integrate our retail operations with our design, manufacturing and financial functions. These features include custom merchandise profiles for each store, rapid inventory replenishment, item-tracking providing daily updated selling information for every style, classification open-to-buy and inventory control, as well as the daily collection of customer payment data, including cash, check, credit card and gift card sales data.

        As part of our proprietary enterprise resource planning (ERP) system, we employ a comprehensive materials requirement planning (MRP) system to manage our production inventories, documentation, work orders and scheduling. This system provides a perpetual inventory of raw materials, actual job costing, scheduling and bill of materials capabilities. The foundation of our ERP system is a perpetual inventory of finished goods by SKU and location across all of our retail locations, which interfaces directly with our distribution facility.

        Our proprietary, Internet-based point-of-sale system provides real-time access to financial and merchandising information in addition to rapid credit authorization. This point-of-sale system has significantly reduced the amount of training required for new sales associates and store managers. In addition, we regularly add new features and functionality to the system, and anticipate that the system will improve our customer relationship management capabilities by enhancing our ability to create customized promotional and marketing strategies.

        Given the importance of our management information systems, we have taken extensive measures to ensure their responsiveness and security. Our hardware and communications systems are based on a redundant and multiprocessing architecture, which allows their continued operation on a parallel system in the event that there is a disruption within the primary system. Our main computer system, located at our headquarters in Philadelphia, Pennsylvania, is duplicated by a fully mirrored system in a separate part of the building with a separate power source that is designed to assume full operations should disruption in the primary system occur. In addition, our software programs and data are backed up and securely stored off-site. Our communications links come from two telephone frame rooms and are delivered through underground and aboveground feeds.

Pricing

        Each of our merchandise brands targets customers at different price points of the maternity apparel industry. Our Motherhood brand is positioned primarily on everyday low prices, while Mimi employs middle level pricing and Pea employs luxury pricing. None of our stores rely on point-of-sale high/low promotional strategies to drive traffic into the stores. Our price reductions are done at the individual style level and are used to accelerate the sale of slower selling merchandise. Generally, merchandise that is selling slowly is quickly marked down or moved to another store where the item is selling faster. For our leased department relationships, we consider a number of factors in determining pricing, including the target customer base, and we may use alternative pricing strategies to promote sales. The pricing of our Oh Baby by Motherhood merchandise is determined by Kohl's pursuant to the terms of our exclusive product and licensing relationship.

Advertising and Marketing

        We believe that we drive traffic into our stores through the power of our brands, referrals from friends and family of prior customers, our various websites and, perhaps most importantly, our convenient, high-traffic locations in various types of shopping malls and, to a much lesser extent, street locations. Therefore, we have modest advertising and marketing expenditures. Our advertising and publicity efforts include in-store marketing, prenatal consumer-targeted advertising and our websites. For our Destination Maternity superstores, we also advertise locally prior to their grand opening and do some ongoing advertising nationally and in their local markets thereafter. We advertise one or more of our brands in pregnancy-targeted publications, such as Shape Fit Pregnancy and Babytalk Mom-to-Be, as well as in other broad-reach fashion publications, such as Glamour and In Style. We also advertise certain of our brands in Spanish language publications, such as People en Español and Espera. For our A Pea in the Pod brand we advertise in high-fashion publications, such as Vogue, British Vogue and the New York Times: Fashion of the Times. In addition, we utilize our publicity efforts to generate free editorial coverage for all our brands on broadcast television, radio and the Internet and in magazines and newspapers.

Competition

        Our business is highly competitive and characterized by low barriers to entry. The following are several important factors to competing successfully in the retail apparel industry: breadth of selection in sizes; colors and styles of merchandise; product procurement and pricing; ability to anticipate fashion trends and customer preferences; inventory control; reputation; quality of merchandise; store design and location; visual presentation and advertising; and customer service. We face competition in our maternity apparel lines from various sources, including department stores, specialty retail chains, discount stores, independent retail stores and catalog and Internet-based retailers, from both new and existing competitors. Many of our competitors are larger and have substantially greater financial and other resources than us. Our mid- and luxury-priced merchandise faces a highly fragmented competitive landscape that includes locally based, single unit retailers, as well as a handful of multi-unit maternity operations, none of which we believe has more than 25 stores nationwide. In the value-priced maternity apparel business, we currently face competition on a nationwide basis from retailers such as Gap®, JCPenney®, Kmart®, Old Navy®, Target® and Wal-Mart®. All of these competitors also sell maternity apparel on their websites. In addition, after the end of our relationship with Sears in June 2008, we expect to compete with Sears at the value-priced level. We believe that over the past several years there has been increased competition in the maternity apparel industry, from both new and existing competitors. The maternity apparel industry experienced oversupply conditions in fiscal 2004 and 2005 due to increased competition in the maternity apparel industry, which resulted in a greater level of industry-wide markdowns and markdowns recognized by us on sales from our retail locations.

Employees

        As of September 30, 2007, we had 2,465 full-time and 2,406 part-time employees. None of our employees are covered by a collective bargaining agreement. We consider our employee relations to be good.

Executive Officers of the Company

        The following table sets forth the name, age and position of each of our executive officers:

Name	Age	Position
Dan W. Matthias	64	Chairman of the Board and Chief Executive Officer
Rebecca C. Matthias	54	President, Chief Creative Officer, Acting Chief Merchandising Officer and Director
Edward M. Krell	45	Chief Operating Officer & Chief Financial Officer

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

        Rebecca C. Matthias co-founded Mothers Work in 1982 (along with Dan W. Matthias) and has served as a director and our President since our inception. Ms. Matthias is also currently serving as the Company's Chief Creative Officer and Acting Chief Merchandising Officer. From January 1993 to May 2007, Ms. Matthias also served as the Company's Chief Operating Officer. In 1992, Ms. Matthias was chosen as "Regional Entrepreneur of the Year" by Inc. magazine and Merrill Lynch Corporation, and in September 2003, Ms. Matthias was recognized as a top woman entrepreneur by the United States Small Business Administration. Prior to 1982, Ms. Matthias was a construction engineer for the Gilbane Building Company. Ms. Matthias also serves as a director on the Board of Directors of CSS Industries, Inc.

        Edward M. Krell has served as our Chief Operating Officer & Chief Financial Officer since May 2007. From November 2003 to May 2007, Mr. Krell served as our Executive Vice President—Chief Financial Officer, having served as Senior Vice President—Chief Financial Officer from the time he joined Mothers Work in January 2002 until November 2003. Prior to joining Mothers Work, Mr. Krell served as Executive Vice President and Chief Financial Officer of Mammoth Sports Group, Inc., an Internet and catalog retailer of golf equipment and accessories, from December 1999 to July 2000 and as an independent financial consultant from July 2000 to January 2002. From 1995 to 1999, Mr. Krell served as Executive Vice President and Chief Financial Officer of London Fog Industries, Inc., a wholesale and retail distributor of rainwear and outerwear. Mr. Krell began his career as an investment banker with Kidder, Peabody & Co. Incorporated.

        Our executive officers are appointed annually by the Board of Directors and serve at the discretion of the Board. Other than the husband and wife relationship between Dan and Rebecca Matthias, there are no family relationships among any of our other executive officers.

Intellectual Property

        We own trademark and service mark rights that we believe are sufficient to conduct our business as currently operated. We own several trademarks, including Mothers Work®, A Pea in the Pod®, Mimi Maternity®, Motherhood®, Motherhood Maternity®, Destination Maternity®, Edamame The Maternity Spa™, Two Hearts® Maternity, Oh Baby by Motherhood™, Motherhood Maternity Outlet®, MaternityMall.com™ and iMaternity.com™. Additionally, we own the marks futuretrust®, Futuretrust Family Financial Center™, Real Time Retailing®, What's Showing is Your Style®, Motherhood: It's Hot!™, Motherhood is Everything Good™, Motherhood Baby™, Maternity Redefined®, The Art of Maternity™, Made With the Earth in Mind™, Secret Fit Belly™ and Expect Low Prices Every Day™.

        In addition, from time to time, we may pursue patent protection for certain maternity apparel related technologies that we develop. For example, in fiscal year 2007 we filed a patent application for our Secret Fit Belly. The Secret Fit Belly is made of seamless super stretch fabric that can form part of any and all types of bottoms (such as jeans, pants, shorts and skirts) to provide a better fit and a seamless look.

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

Securities and Exchange Commission Filings

        Our Securities and Exchange Commission ("SEC") filings are available free of charge on our website, www.motherswork.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are posted on our website as soon as practicable after we furnish such materials to the SEC.

Item 1A.    Risk Factors

        You should consider carefully all of the information set forth or incorporated by reference in this document and, in particular, the following risk factors associated with our business and forward-looking information in this document (see also "Forward-Looking Statements" included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations"). The risks described below are not the only ones we face. Additional risks not presently known to us or that we do not currently consider significant may also have an adverse effect on us. If any of the risks below actually occur, our business, results of operations, cash flows or financial condition could suffer.

We may not be successful in expanding our business and opening new stores.

        Any future growth depends significantly on our ability to successfully establish and operate new stores (including combination stores and superstores) and our leased department and licensed relationships on a profitable basis. This expansion, if it occurs, will place increased demands on our management, operational and administrative resources. These increased demands and operating complexities could cause us to operate our business less effectively, which, in turn, could cause a deterioration in our financial performance and negatively impact our growth. Any planned expansion will also require that we continually monitor and upgrade our management information and other systems, as well as our distribution infrastructure.

        Our ability to establish and operate new stores and our leased department and licensed relationships successfully depends on many factors, including, among others, our ability to:

  •
  identify and obtain suitable store locations, including mall locations, the availability of which is outside of our control;

  •
  retain existing, expand existing and establish new leased department and licensed relationships;

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

        There can be no assurance that we will be able to expand our business and achieve our expansion goals. Even if we succeed in establishing new stores and further developing our leased department and licensed relationships, we cannot assure you that our newly opened stores or leased department and licensed brand businesses will achieve planned revenue or profitability levels in the time periods estimated by us, or at all. If our stores or our leased department and licensed brand businesses fail to achieve or are unable to sustain acceptable revenue and profitability levels, we may incur significant costs associated with operating or closing those stores.

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

  •
  the timing of the fulfillment of purchase orders under our product and license arrangements;

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

        We operate in a highly competitive environment characterized by few barriers to entry. We compete against department stores, specialty retail chains, discount stores, independent retail stores and catalog and Internet-based retailers. Many of our competitors are larger and have substantially greater financial and other resources than us. Further, we do not typically advertise using television and radio media and thus do not reach customers through means our competitors may use. Our mid- and luxury-priced merchandise faces a highly fragmented competitive landscape that includes locally based, single unit retailers, as well as a handful of multi-unit maternity operations, none of which we believe have more than 25 stores nationwide. In the value-priced maternity apparel business, we face competition on a nationwide basis from retailers such as Gap, JCPenney, Kmart, Old Navy, Target and Wal-Mart. All of these competitors also sell maternity apparel on their websites. In addition, after the end of our relationship with Sears in June 2008, we expect to compete with Sears at the value-priced level. Over the past few years, there has been increased competition in the maternity apparel industry from both new and existing competition. Our business, financial condition and results of operations may be materially and adversely affected by this competition, including the potential for increased competition in the future. For example, the maternity apparel industry experienced oversupply conditions in fiscal 2004 and 2005 due to increased competition in the maternity apparel industry, which resulted in a greater level of industry-wide markdowns and markdowns recognized by us on sales from our retail locations. There can be no assurance that these conditions will not occur again or worsen.

Our relationships with third-party retailers may not be successful.

        We cannot guarantee successful results from or the continuation of our leased department and licensed relationships with third-party retailers such as Sears, Macy's, Bloomingdales, Babies "R" Us, Boscov's, Gordmans and Kohl's. Under our agreement with Kohl's, Kohl's is not obligated to purchase any maternity apparel from us and we are not obligated to sell any maternity apparel to them. Under our agreement with our leased department partners, those partners do not make any promises or representations as to the potential amount of business we can expect from the sale of our product in their stores. We do not control the pricing terms or the timing or degree of the markdowns at Kohl's. The success of our leased department and licensed brand businesses is highly dependent on the actions and decisions of the third-party retailers, which are outside of our control. The retailers could limit the merchandise carried, close stores, go out of business or terminate their agreements with us. Our failure to properly manage our leased department and licensed brand businesses (including any failure by us in timely delivering goods to any third-party retailer or any failure to respond to the actions of or changes in business conditions at third-party retailers) would have a direct impact on the profitability and continuation of these relationships. As we disclosed in September 2007, we were unable to reach terms on a renewal of our relationship with Sears and, as a result, our relationship with Sears will end on June 20, 2008, resulting in the closure of our leased departments within Sears stores. As of September 30, 2007, we operate 501 leased departments within Sears stores. We expect the closure of our leased departments within Sears stores to result in a reduction in revenues and profit.

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

The Company's variable rate indebtedness subjects the Company to interest rate risk, which could cause its debt service obligations to increase significantly.

        Our $90.0 million term loan bears interest at a variable rate equal to, at our election, either (i) the prime rate plus 1.00%, or (ii) the LIBOR rate plus the applicable margin. The applicable margin is initially fixed at 2.50% through and including the fiscal quarter ending September 30, 2007. Thereafter, the applicable margin for LIBOR rate borrowings is either 2.25% or 2.50%, depending on our Consolidated Leverage Ratio (as defined). Based upon our Consolidated Leverage Ratio as of September 30, 2007, the applicable margin for LIBOR rate borrowings will remain at 2.50% for the first quarter of fiscal 2008. In order to mitigate our floating rate interest risk on the variable rate term loan, we entered into an interest rate swap agreement that commenced on April 18, 2007 and expires on April 18, 2012. The interest rate swap agreement enables us to effectively convert an amount of the term loan equal to the notional amount of the interest rate swap from a floating interest rate of LIBOR plus 2.50% (subject to reduction to LIBOR plus 2.25% if we achieve a specified leverage ratio), to a fixed interest rate of 7.50% (subject to reduction to 7.25% if we achieve a specified leverage ratio) for the significant majority of the term of the term loan. The notional amount of the interest rate swap was $75.0 million at the inception of the swap agreement and decreases over time to a notional amount of $5.0 million at the expiration date. The notional amount of the swap was $70.0 million as of September 30, 2007 and over the next eighteen months decreases as follows: to $65.0 million starting October 18, 2007; to $57.5 million starting April 18, 2008; and to $50.0 million starting October 20, 2008. Regardless of our attempts to mitigate our exposure to interest rate fluctuations through the interest rate swap we still have exposure for the un-swapped amounts of the term loan borrowings which remain subject to a variable interest rate. As a result, a modest interest rate increase could result in a substantial increase in interest expense, especially as the un-swapped amount of the term loan increases over time.

We are heavily dependent on our management information systems and our ability to maintain and upgrade these systems from time to time.

        The efficient operation of our business is heavily dependent on our internally developed management information systems. In particular, we rely on point-of-sale terminals, which provide information to our customized TrendTrack merchandise analysis and planning system used to track sales and inventory. The TrendTrack system helps integrate our design, manufacturing, distribution and financial functions, and also provides daily financial and merchandising information. Although our software programs and data are backed up and securely stored off-site, our servers and computer systems are located at our headquarters in Philadelphia, Pennsylvania. As a result, our business, financial condition and results of operations could be materially and adversely affected if our servers and systems were inoperable or inaccessible.

        From time to time, we improve and upgrade our management information systems. We have a proprietary, Internet-based point-of-sale system. If we are unable to maintain and upgrade our systems or to integrate new and updated systems in an efficient and timely manner, our business, financial condition and results of operations could be materially and adversely affected.

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

        The U.S. may impose new initiatives that adversely affect the trading status of countries where apparel is manufactured. These initiatives may include retaliatory duties or other trade sanctions that, if enacted, would increase the cost of products imported from countries where our vendors acquire merchandise. Any of these factors could have a material adverse effect on our business, financial condition and results of operations.

We could be materially and adversely affected if our distribution operations were disrupted.

        To support our distribution of product throughout the U.S. and Canada, we operate our main distribution facility in Philadelphia, Pennsylvania and two significantly smaller distribution facilities, one in Philadelphia, Pennsylvania and the other, serving as our Canadian distribution facility, in Mississauga, Ontario. Finished garments from contractors and other manufacturers are inspected and stored for distribution to our stores. We do not have other distribution facilities to support our distribution needs. If our main Philadelphia distribution facility were to shut down or otherwise become inoperable or inaccessible for any reason, we could incur significantly higher costs and longer lead times associated with the distribution of our products to our stores during the time it takes to reopen or replace this facility. In light of our strategic emphasis on rapid replenishment as a competitive strength, a distribution disruption might have a disproportionately adverse effect on our operations and profitability relative to other retailers. In addition, the loss or material disruption of service from any of our shippers for any reason, whether due to freight difficulties, strikes, natural disaster or other difficulties at our principal transport providers or otherwise, could have a material adverse impact on our business, financial condition and results of operations.

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

        The apparel industry is subject to rapidly changing fashion trends and shifting consumer demands. Accordingly, our success depends on the priority that our target customers place on fashion and our ability to anticipate, identify and capitalize upon emerging fashion trends. Our ability or our failure to anticipate, identify or react appropriately to changes in styles or trends could lead to, among other things, excess inventories and higher markdowns, as well as the decreased appeal of our brands. Particular fashion trends, or an inaccuracy of our forecasts regarding fashion trends could have a material adverse effect on our business, financial condition and results of operations. For example in fiscal 2007, we were negatively impacted from the popularity of certain styles in the non-maternity women's apparel market, such as trapeze and baby-doll dresses and tops, which can more readily fit a pregnant woman early in her pregnancy than typical non-maternity fashions.

The failure to retain our existing senior management team or to attract and retain highly skilled and qualified personnel could have a material adverse impact on our business, financial condition and results of operations.

        Our business requires disciplined execution at all levels of our organization in order to timely deliver and display fashionable merchandise in appropriate quantities in our stores. This execution requires experienced and talented management. We currently have a management team with a great deal of experience with us and in apparel retailing. If we were to lose the benefit of this experience and, in particular, if we were to lose the services of Dan Matthias, our Chairman and Chief Executive Officer, or Rebecca Matthias, our President, Chief Creative Officer and Acting Chief Merchandising Officer, or Edward Krell, our Chief Operating Officer & Chief Financial Officer, our business, financial condition and results of operations could be materially and adversely affected.

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

        Our business, like that of other retailers, is seasonal. Results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. Quarterly results may fluctuate materially depending upon, among other things, the timing of new store openings and new leased department openings, net sales and profitability contributed by new stores and leased departments, increases or decreases in comparable store sales, the timing of the fulfillment of purchase orders under our product and license arrangements, adverse weather conditions, shifts in the timing of certain holidays and promotions, changes in inventory and production levels and the timing of deliveries of inventory, and changes in our merchandise mix. Our quarterly net sales have historically been highest in our third fiscal quarter, corresponding to the Spring selling season, followed by our first fiscal quarter, corresponding to the Fall/holiday selling season. Given the typically higher gross margin we experience in our third fiscal quarter compared to other quarters, the relatively fixed nature of most of our operating expenses and interest expense, and the historically higher sales level in our third fiscal quarter, we have typically generated a very significant percentage of our full year operating income and net income during our third fiscal quarter. Thus, any factors which result in a material reduction of our sales for the third quarter could have a material adverse effect on our results of operations for our fiscal year as a whole. Seasonal fluctuations in sales also affect our inventory levels, as we usually order merchandise in advance of peak selling periods and sometimes before new fashion trends are confirmed by customer purchases. We must carry a significant amount of inventory, especially before the Fall/holiday and Spring selling seasons. If we are not successful in selling our inventory during this period, we may be forced to rely on markdowns or promotional sales to sell the excess inventory or we may not be able to sell the inventory at all, which could have a material adverse effect on our business, financial condition and results of operations.

Our business depends on sustained demand for maternity clothing and is sensitive to birth rates, women's fashion trends, economic conditions and consumer spending.

        Our business depends upon sustained demand for maternity clothing. Our future performance will be subject to a number of factors beyond our control, including demographic changes, fashion trends, economic conditions and consumer spending. If demand for maternity clothing were to decline for any reason, such as a decrease in the number of pregnancies, our operating results could be adversely affected. Additionally, our operating results could be adversely affected if certain non-maternity women's apparel fashions have a more pregnancy-friendly fit. For example, in fiscal 2007, we were negatively impacted by the popularity of certain styles in the non-maternity women's apparel market, such as trapeze and baby-doll dresses and tops, which can more readily fit a pregnant woman early in her pregnancy than typical non-maternity fashions. Downturns, or the expectation of a downturn, in general economic conditions could adversely affect consumer spending patterns, our business, financial condition and results of operations. In addition, the specialty apparel retail business historically has been subject to cyclical variations. Consumer purchases of specialty apparel products, including maternity wear, may decline during recessionary periods and at other times when disposable income is lower. Declines in consumer spending patterns may have a more negative effect on apparel retailers than some other retailers. Therefore, we may not be able to maintain our historical rate of growth in revenues and earnings, or remain as profitable, if there is a decline in consumer spending patterns. A prolonged economic downturn could have a material adverse impact on our business and results of operations.

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

        As a result of purchase accounting for our various acquisitions, we have accumulated $50.4 million of goodwill as of September 30, 2007. Following our adoption of a new accounting standard on October 1, 2001, goodwill and other intangible assets with indefinite lives are not amortized, but rather tested for impairment annually. The impairment test requires us to compare the fair value of business reporting units to their carrying value, including assigned goodwill. The fair value of our single reporting unit is determined based on the fair market value of our outstanding common stock on a control basis and, if necessary, an outside independent valuation is obtained to determine the fair value. The carrying value of our single reporting unit, expressed on a per share basis, is represented by the book value per share of our outstanding common stock. The results of the annual impairment test performed as of September 30, 2007 indicated the fair value of the reporting unit exceeded its carrying value. As of September 30, 2007, our book value was $14.84 per share of outstanding common stock and the closing trading price of our common stock was $18.67 per share. If the per share fair value of our single reporting unit was less than the book value per share on September 30, 2007, our goodwill could potentially have been impaired. If the per share fair value of our single reporting unit were to decline in the future below the then applicable book value of our outstanding common stock, our goodwill could potentially become impaired. If we determine in the future that impairment has occurred, we would be required to write off the impaired portion of goodwill, which could substantially reduce our earnings and result in a substantial decline in the price of our common stock.

We may be unable to protect our trademarks and other intellectual property and may be subject to liability if we are alleged to have infringed on another party's intellectual property.

        We believe that our trademarks and service marks are important to our continued success and our competitive position due to their recognition with our customers. We devote substantial resources to the establishment and protection of our trademarks and service marks. Although we actively protect our intellectual property, there can be no assurance that the actions that we have taken to establish and protect our trademarks, service marks and other intellectual property, including our rights in our management information systems, will be adequate to prevent imitation of our marks, products or services by others or to prevent others from seeking to block sales of our products as a violation of their trademarks, service marks or other proprietary rights. Also, others may assert rights in, or ownership of, our trademarks and other proprietary rights or may allege that we have or are infringing on their intellectual property rights and we may not be able to successfully resolve these types of conflicts. In addition, the laws of certain foreign countries may not protect our trademarks and proprietary rights to the same extent as do the laws of the U.S. We cannot assure you that these registrations will prevent imitation of our name, merchandising concept, store design or private label merchandise or the infringement of our other intellectual property rights by others. Imitation of our name, concept, store design or merchandise in a manner that projects lesser quality or carries a negative connotation of our brand image could have a material adverse effect on our business, financial condition and results of operations. Additionally, the high expense in defending against, and potential liability related to, alleged infringements of a third party's intellectual property rights could be substantial and could have a material adverse effect on our business, financial condition and results of operations.

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

        Our credit facility and term loan agreements each contain restrictive covenants that limit our ability to engage in activities that may be in our long term best interests. These covenants limit or restrict, among other things, our ability to:

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

        These limitations and restrictions may adversely affect our ability to finance our future operations or capital needs or engage in other business activities that may be in our best interests. In addition, our ability to borrow under the credit facility is subject to borrowing base requirements. If we breach any of the covenants in our credit facility or term loan agreements, we may be in default under our credit facility or our term loan. If we default, the lenders under our term loan or the lender under our credit facility could declare all borrowings owed to them, including accrued interest and other fees, to be due and payable.

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

  •
  the realization of some or all of the risks described in this section entitled "Risk Factors"; and

  •
  any goodwill impairment would require a write down that would likely negatively affect our stock price.

        In addition, the stock markets have experienced significant price and trading volume fluctuations from time to time, and the market prices of the equity securities of retailers have been extremely volatile and are sometimes subject to sharp price and trading volume changes. These broad market fluctuations may adversely affect the market price of our common stock.

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

        We have not paid any cash dividends on our common stock since our initial public offering and do not anticipate paying cash dividends on our common stock in the foreseeable future. In addition, the terms of each of our credit facility and term loan agreements significantly restrict our ability to declare or pay dividends on our common stock. Even if our ability to pay dividends were not restricted, any future payment of dividends would still be at the discretion of our board of directors and would be based upon any applicable restrictive financial covenants, earnings, capital requirements and our financial condition, among other factors, at the time any such dividend is considered.

Any increase in our sales and marketing efforts that target markets outside the U.S. would expose us to additional risks associated with international operations.

        We believe that in the future, an opportunity for sales growth may come from the development of international sales. We may not be successful in these efforts, and other than our existing operations in Canada, we presently have no commitment or agreement relating to any product distribution or the development of selling operations outside of North America. International operations and sales subject us to risks and challenges that we would otherwise not face if we conducted our business only in the U.S. For example, we may depend on third parties to market our products through foreign sales channels, and we may be challenged by laws and business practices favoring local competitors. In addition, our ability to succeed in foreign markets will depend on our ability to protect our intellectual property. We must also adopt our pricing structure to address different pricing environments and may face difficulty in enforcing revenue collection internationally. To the extent we achieve significant sales outside of the U.S. in the future, we may have significant exposure to fluctuating foreign currency exchange rates.

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

Item 1B.    Unresolved Staff Comments

        Not applicable.

Item 2.    Properties

        We own our principal executive offices and distribution facility, which is located at 456 North Fifth Street, Philadelphia, Pennsylvania, subject to a mortgage under the terms of which we owe approximately $2.7 million as of September 30, 2007. This facility consists of approximately 318,000 square feet, of which approximately 45,000 square feet is dedicated to office space and the remaining square footage is used for finished goods warehousing and distribution. On August 26, 2002, we entered into a ten-year lease for a facility located at 2001 Kitty Hawk Avenue, Philadelphia, Pennsylvania in the Philadelphia Naval Business Center. The area leased at this facility, which we use for raw material cutting, warehousing and distribution, consists of approximately 64,000 square feet of space. To facilitate our store growth in Canada, we entered into a three-year lease commencing November 1, 2002 for approximately 12,000 square feet of finished goods warehouse and distribution space in Mississauga, Ontario in Canada. Since this time, we have renewed this lease in Canada and it currently expires on October 31, 2008. From time to time we also utilize third-party warehousing services in the Philadelphia, Pennsylvania area when we have increased storage requirements. These services essentially operate on a month-to-month basis. We believe that these facilities will be adequate to support our anticipated distribution needs for the near term and, potentially, longer. In the event we need additional space to meet our future distribution needs, we believe that such space would be readily available. Our facilities are subject to state and local regulations that range from building codes to health and safety regulations.

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

        As of September 30, 2007, the following number of store leases are set to expire as listed in the table below. We do not expect the expiration of any leases to have a material adverse impact on our business or operations.

Fiscal Year Leases Expire	Number of Stores
2008	111
2009	128
2010	106
2011	76
2012	69
2013 and later	291

Total	781

        In addition to the stores we operate, we have arrangements with department and specialty stores, including Sears, Macy's, Bloomingdale's, Babies "R" Us, Boscov's and Gordmans to operate maternity departments in their stores. These leased departments typically involve the lease partner collecting all of the revenue from the leased department. The revenue is remitted to us, less a fixed percentage of the volume earned by the lease partner as stipulated in the agreement. We provide at least some amount of staffing for each of the leased departments, with the amount varying depending on the specific arrangement. Generally, under each of our leased department agreements, our leased partner has the right to terminate any or all of our rights to operate our leased departments in their stores subject to varying notice requirements.

        As we disclosed in September 2007, we were unable to reach terms on a renewal of our relationship with Sears and, as a result, our relationship with Sears will end on June 20, 2008, resulting in the closure of our leased departments within Sears stores. As of September 30, 2007, we operate 501 leased departments within Sears stores.

Item 3.    Legal Proceedings

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

Item 4.    Submission of Matters to a Vote of Security Holders

        Not applicable.

PART II.

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock is traded on the Nasdaq® Global Market under the symbol "MWRK." The following table sets forth for the periods indicated below the reported high and low sales prices of our common stock as reported on the Nasdaq Global Market:

	High	Low
Fiscal Year Ended September 30, 2006:
Quarter ended December 31, 2005	$13.19	$6.72
Quarter ended March 31, 2006	26.21	12.79
Quarter ended June 30, 2006	35.20	20.12
Quarter ended September 30, 2006	50.83	30.26
Fiscal Year Ended September 30, 2007:
Quarter ended December 31, 2006	$57.65	$38.36
Quarter ended March 31, 2007	43.81	30.76
Quarter ended June 30, 2007	39.86	29.33
Quarter ended September 30, 2007	32.24	14.48

        As of December 3, 2007, there were 1,100 holders of record and 1,134 estimated beneficial holders of our common stock.

        We have not paid any cash dividends on our common stock since our initial public offering and do not anticipate paying cash dividends on our common stock in the foreseeable future. In addition, the terms of our senior secured Term Loan B due March 13, 2013 (the "Term Loan") and our credit facility significantly restrict our ability to declare or pay dividends on our common stock. Even if we were not restricted under the terms of our Term Loan or our credit facility from being able to pay dividends, any future payment of dividends would still be at the discretion of our Board of Directors and would be based upon certain restrictive financial covenants, earnings, capital requirements and our financial condition, among other factors, at the time any such dividend is considered.

        Under our 2005 Equity Incentive Plan (the "2005 Plan"), awards may be granted in the form of options, stock appreciation rights, restricted stock or restricted stock units. Up to 500,000 shares of our common stock may be issued in respect of awards under our 2005 Plan, with no more than 250,000 of those shares permitted to be issued in respect of restricted stock or restricted stock units granted under the 2005 Plan.

Stock Price Performance Graph

        The graph below compares the cumulative total stockholder return on the Company's Common Stock for the period from September 30, 2002 to September 30, 2007, with the cumulative total return of the Standard & Poor's 500 Stock Index and the Standard & Poor's 500 Retailing Index. The comparison assumes $100 was invested on September 30, 2002 in the Company's Common Stock and in each of the foregoing indices and assumes reinvestment of dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Mothers Work, Inc., The S&P 500 Index
And The S&P 500 Retailing Index

*
$100 invested on 9/30/02 in stock or index—including reinvestment of dividends. Fiscal year ending September 30.

	2002	2003	2004	2005	2006	2007
Mothers Work, Inc.	$100.00	$80.36	$38.13	$26.30	$126.53	$49.09
S&P 500	$100.00	$124.40	$141.65	$159.01	$176.17	$205.13
S&P 500 Retailing	$100.00	$131.13	$156.48	$169.58	$183.78	$185.88

Item 6.    Selected Consolidated Financial and Operating Data

        The following tables set forth selected data pertaining to the consolidated statement of operations, operating, cash flow and other, and balance sheet as of and for the periods indicated. The selected consolidated statement of operations and balance sheet data for each of the five fiscal years presented below are derived from our consolidated financial statements. You should read this information in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the related notes included elsewhere in this report.

	Year Ended September 30,
	2007	2006	2005	2004	2003
	(in thousands, except per share amounts)
Statement of Operations Data:
Net sales	$581,371	$602,744	$561,627	$518,051	$492,447
Cost of goods sold	281,155	288,082	277,453	242,751	227,961

Gross profit	300,216	314,662	284,174	275,300	264,486
Selling, general and administrative expenses	281,507	284,334	269,936	252,030	228,466

Operating income	18,709	30,328	14,238	23,270	36,020
Interest expense, net	9,848	14,534	15,293	14,765	14,469
Loss on extinguishment of debt	9,423	873	—	—	—

Income (loss) before income taxes	(562)	14,921	(1,055)	8,505	21,551
Income tax provision (benefit)	(169)	5,819	(880)	3,466	8,337

Net income (loss)	$(393)	$9,102	$(175)	$5,039	$13,214

Net income (loss) per share—Basic	$(0.07)	$1.70	$(0.03)	$0.97	$2.52

Average shares outstanding—Basic	5,802	5,348	5,242	5,212	5,236

Net income (loss) per share—Diluted	$(0.07)	$1.63	$(0.03)	$0.92	$2.34

Average shares outstanding—Diluted	5,802	5,591	5,242	5,501	5,646

	Year Ended September 30,
	2007		2006		2005		2004		2003
	(unaudited; in thousands, except operating data and ratios)
Operating Data:
Comparable store sales increase (decrease) (1)	(4.8)%		4.3%		(2.5)%		(4.9)%		0.3%
Average net sales per gross square foot (2)	$299		$305		$295		$311		$345
Average net sales per store (2)	$568,000		$570,000		$534,000		$537,000		$572,000
Gross store square footage at period end (3)	1,498,000		1,532,000		1,579,000		1,569,000		1,451,000
Gross retail location square footage at period end (4)	1,811,000		1,819,000		1,874,000		1,693,000		1,541,000
Number of retail locations at period end:
Motherhood Maternity stores	635		659		690		717		688
Mimi Maternity stores	100		106		117		121		119
A Pea in the Pod stores	32		33		37		41		44
Destination Maternity superstores	14		12		8		4		—

Total stores	781		810		852		883		851
Leased departments	795		731		739		232		155

Total retail locations	1,576		1,541		1,591		1,115		1,006

Other Financial Data:
Adjusted EBITDA (5)	$38,579		$51,715		$33,906		$40,579		$50,213
Ratio of total debt to Adjusted EBITDA	2.4	x	2.3	x	3.8	x	3.2	x	2.6	x
Ratio of Adjusted EBITDA to interest expense, net	3.9	x	3.6	x	2.2	x	2.7	x	3.5	x
Cash flows provided by operating activities	27,398		42,413		7,324		18,256		36,139
Cash flows used in investing activities	(8,112)		(23,166)		(11,414)		(23,020)		(22,169)
Cash flows used in financing activities	(28,060)		(3,380)		(1,340)		(2,500)		(4,648)
Capital expenditures	15,444		13,933		17,644		21,540		25,344
Balance Sheet Data (at end of period):
Working capital	$64,923		$83,772		$71,228		$67,833		$62,708
Total assets	275,925		287,736		273,317		271,370		263,536
Total debt	93,180		118,349		128,856		127,917		128,047
Stockholders' equity	88,523		80,700		63,328		62,903		58,858

(1)
Comparable store sales figures represent sales at retail locations that have been in operation by Mothers Work for at least twelve full months at the beginning of the period for which such data is presented. As used in this Form 10-K, "retail locations" include stores and leased departments, and exclude locations where Kohl's sells our products under an exclusive product and license agreement.

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

  (iii) (gain) loss on disposal of assets; and (iv) stock-based compensation expense. We have presented Adjusted EBITDA to enhance your understanding of our operating results. Adjusted EBITDA, although possibly calculated differently by us than other companies, is provided because management believes it is an important measure of financial performance used in the retail industry to measure operating results, to determine the value of companies within the industry and to define standards for borrowing from institutional lenders. We use Adjusted EBITDA as a measure of the performance of the Company. We provide Adjusted EBITDA to investors to assist them in performing their analysis of our historical operating results. Adjusted EBITDA reflects a measure of our operating results before consideration of certain non-cash charges and consequently, you should not construe Adjusted EBITDA as an alternative to net income (loss) or operating income as an indicator of our operating performance, or as an alternative to cash flows from operating activities as a measure of our liquidity, as determined in accordance with generally accepted accounting principles. We may calculate Adjusted EBITDA differently than other companies. Presented below is a reconciliation of net income (loss) and operating income (the most directly comparable financial measures calculated and presented in accordance with GAAP) to Adjusted EBITDA.

Reconciliation of Net Income (Loss) to Adjusted EBITDA

(in thousands)

(unaudited)

	Year Ended September 30,
	2007	2006	2005	2004	2003
Net income (loss)	$(393)	$9,102	$(175)	$5,039	$13,214
Add: income tax provision (benefit)	(169)	5,819	(880)	3,466	8,337
Add: interest expense, net	9,848	14,534	15,293	14,765	14,469
Add: loss on extinguishment of debt	9,423	873	—	—	—

Operating income	18,709	30,328	14,238	23,270	36,020
Add: depreciation and amortization expense	16,410	16,118	15,502	14,270	12,930
Add: loss on impairment of long-lived assets	1,781	2,612	3,440	1,816	616
Add: (gain) loss on disposal of assets	(422)	(139)	726	1,223	647
Add: stock-based compensation expense	2,101	2,796	—	—	—

Adjusted EBITDA	$38,579	$51,715	$33,906	$40,579	$50,213

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        The following discussion should be read in conjunction with the consolidated financial statements and their related notes included elsewhere in this report.

        We are the leading designer and retailer of maternity apparel in the United States with 1,576 retail locations, including 781 stores in all 50 states, Puerto Rico, Guam and Canada and 795 leased departments. We operate our stores under the Motherhood Maternity, Mimi Maternity, A Pea in the Pod and Destination Maternity retail concepts and also sell our merchandise on the Internet at our MaternityMall.com and our brand-specific websites, as well as through an exclusive product and license agreement with Kohl's. In addition to our 781 stores, our retail locations include 795 leased departments within department and specialty stores. We design and contract manufacture approximately 90% of the merchandise we sell.

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

        Our senior management has reviewed these critical accounting policies and estimates and the related Management's Discussion and Analysis of Financial Condition and Results of Operations with the Audit Committee of our Board of Directors.

        Inventories.    We value our inventories, which consist primarily of maternity apparel, at the lower of cost or market. Cost is determined on the first-in, first-out method (FIFO) and includes the cost of merchandise, freight, duty and broker fees. A periodic review of inventory quantities on hand is performed in order to determine if inventory is properly valued at the lower of cost or market. Factors related to current inventories such as future consumer demand and fashion trends, current aging, current analysis of merchandise based on receipt date, current and anticipated retail markdowns or wholesale discounts, and class or type of inventory are analyzed to determine estimated net realizable values. Criteria utilized by us to quantify aging trends include factors such as the amount of merchandise received within the past twelve months, merchandise received more than one year before with quantities on-hand in excess of 12 months of sales, and merchandise currently selling below cost. A provision is recorded to reduce the cost of inventories to its estimated net realizable value, if required. Inventories as of September 30, 2007 and 2006 totaled $100.5 million and $94.3 million, respectively, representing 36.4% and 32.8% of total assets, respectively. Given the significance of inventories to our consolidated financial statements, the determination of net realizable values is considered to be a critical accounting estimate. Any significant unanticipated changes in the factors noted above could have a significant impact on the value of our inventories and our reported operating results.

        Long-Lived Assets.    Our long-lived assets consist principally of store leasehold improvements (included in the "Property, plant and equipment, net" line item in our consolidated balance sheets) and, to a much lesser extent, lease acquisition costs (included in the "Other intangible assets, net" line item in our consolidated balance sheets). These long-lived assets are recorded at cost and are amortized using the straight-line method over the shorter of the lease term or their useful life. Net long-lived assets as of September 30, 2007 and 2006 totaled $69.2 million and $72.2 million, respectively, representing 25.1% and 25.1% of total assets, respectively.

        In assessing potential impairment of these assets, we periodically evaluate the historical and forecasted operating results and cash flows on a store-by-store basis. Newly opened stores may take time to generate positive operating and cash flow results. Factors such as (i) store concept, that is, Motherhood, Mimi, A Pea in the Pod or Destination Maternity, (ii) store location, for example, urban area versus suburb, (iii) current marketplace awareness of our brands, (iv) local customer demographic data, (v) anchor stores within the mall in which our store is located and (vi) current fashion trends are all considered in determining the time frame required for a store to achieve positive financial results, which is assumed to be within two years from the date a store location is opened. If economic conditions are substantially different from our expectations, the carrying value of certain of our long-lived assets may become impaired. As a result of our impairment assessment, we recorded write-downs of long-lived assets of $1.8 million and $2.6 million during fiscal 2007 and fiscal 2006, respectively.

        Goodwill.    The purchase method of accounting for business combinations requires the use of estimates and judgments to allocate the purchase price paid for acquisitions to the fair value of the net tangible and identifiable intangible assets. Goodwill represents the excess of the aggregate purchase price over the fair value of net assets acquired in business combinations and is separately disclosed in our consolidated balance sheets. As of both September 30, 2007 and 2006, goodwill totaled $50.4 million, representing 18.3% and 17.5% of total assets, respectively. In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill no longer be amortized, but instead be tested for impairment at least annually or as impairment indicators arise.

        The impairment test requires us to compare the fair value of business reporting units to their carrying value, including assigned goodwill. In assessing potential impairment of goodwill, we have determined that we have one reporting unit for purposes of applying SFAS No. 142 based on our reporting structure. The fair value of our single reporting unit is determined based on the fair market value of our outstanding common stock on a control basis and, if necessary, an outside independent valuation is obtained to determine the fair value. The carrying value of our single reporting unit, expressed on a per share basis, is represented by the book value per share of our outstanding common stock. The results of the annual impairment tests performed as of September 30, 2007, 2006 and 2005 indicated the fair value of the reporting unit exceeded its carrying value. As part of the Company's impairment analysis as of September 30, 2005, an outside independent valuation was obtained and the fair value of the Company's single reporting unit exceeded the carrying value. As of September 30, 2007, our book value was $14.84 per share of outstanding common stock and the closing trading price of our common stock was $18.67 per share. If the per share fair value of our single reporting unit were less than the book value per share on September 30, 2007, our goodwill could potentially have been impaired.

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

        The temporary differences between the book and tax treatment of income and expenses result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income. Actual results could differ from our assessments if adequate taxable income is not generated in future periods. Net deferred tax assets as of September 30, 2007 and 2006 totaled $22.3 million and $18.6 million, respectively, representing 8.1% and 6.5% of total assets, respectively. To the extent we believe that recovery is not more likely than not, we must establish a valuation allowance. To the extent we establish a valuation allowance or change the allowance in a future period, income tax expense will be impacted.

        Accounting for Contingencies.    From time to time, we are named as a defendant in legal actions arising from our normal business activities. We account for contingencies such as these in accordance with SFAS No. 5, "Accounting for Contingencies," including the provisions of Emerging Issues Task Force Issue D-77, "Accounting for Legal Costs Expected to be Incurred in Connection with a Loss Contingency." SFAS No. 5 requires us to record an estimated loss contingency when information available prior to issuance of our financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. An interpretation of SFAS No. 5 further states that when there is a range of loss and no amount within that range is a better estimate than any other, then the minimum amount of the range shall be accrued. Accounting for contingencies arising from contractual or legal proceedings requires management, after consultation with outside legal counsel, to use its best judgment when estimating an accrual related to such contingencies. As additional information becomes known, our accrual for a loss contingency could fluctuate, thereby creating variability in our results of operations from period to period. Likewise, an actual loss arising from a loss contingency which significantly exceeds the amount accrued for in our financial statements could have a material adverse impact on our operating results for the period in which such actual loss becomes known.

Leased Departments

        As we disclosed in September 2007, we were unable to reach terms on a renewal of our relationship with Sears and, as a result, our relationship with Sears will end on June 20, 2008, resulting in the closure of our leased departments within Sears stores. Even after our relationship ends, we remain well positioned to service the needs of our customers through our own stores as well as through our exclusive licensed relationship and our other leased departments. After our relationship with Sears ends, the Two Hearts Maternity brand will remain our exclusive property. As of September 30, 2007, we operate 501 leased departments within Sears stores.

Results of Operations

        The following table sets forth certain operating data from our consolidated statements of operations as a percentage of net sales and as a percentage change for the periods indicated:

	% of Net Sales(1)			% Increase (Decrease)
	Year Ended September 30,			Year Ended September 30,
	2007	2006	2005	2007 vs. 2006	2006 vs. 2005
Net sales	100.0%	100.0%	100.0%	(3.5)%	7.3%
Cost of goods sold (2)	48.4	47.8	49.4	(2.4)	3.8

Gross profit	51.6	52.2	50.6	(4.6)	10.7
Selling, general and administrative expenses (3)	48.4	47.2	48.1	(1.0)	5.3

Operating income	3.2	5.0	2.5	(38.3)	113.0
Interest expense, net	1.7	2.4	2.7	(32.2)	(5.0)
Loss on extinguishment of debt	1.6	0.1	—	N.M.	N.M.

Income (loss) before income taxes	(0.1)	2.5	(0.2)	N.M.	N.M.
Income tax provision (benefit)	(0.0)	1.0	(0.2)	N.M.	N.M.

Net income (loss)	(0.1)%	1.5%	(0.0)%	N.M.	N.M.

N.M.—Not meaningful

(1)
Components may not add to total due to rounding.

(2)
The "Cost of goods sold" line item includes: merchandise costs (including customs duty expenses), expenses related to inventory shrinkage, product related corporate expenses (including expenses related to our payroll, benefit costs and operating expenses of our buying departments), inventory reserves (including lower of cost or market reserves), inbound freight charges, purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs, and the other costs of our distribution network.

(3)
The "Selling, general and administrative expenses" line item includes: advertising and marketing expenses, corporate administrative expenses, store expenses (including store payroll and store occupancy expenses), store opening and store closing expenses, and store asset impairment charges.

        The following table sets forth certain information regarding the number of our retail locations, including stores and leased maternity departments for the fiscal years indicated:

	Year Ended September 30,
	2007			2006			2005
Retail Locations	Stores	Leased Departments	Total Retail Locations	Stores	Leased Departments	Total Retail Locations	Stores	Leased Departments	Total Retail Locations
Beginning of period	810	731	1,541	852	739	1,591	883	232	1,115
Opened	18	121	139	17	39	56	27	517	544
Closed	(47)	(57)	(104)	(59)	(47)	(106)	(58)	(10)	(68)

End of period	781	795	1,576	810	731	1,541	852	739	1,591

Years Ended September 30, 2007 and 2006

        Net Sales.    Our net sales for fiscal 2007 decreased by 3.5%, or approximately $21.3 million, to $581.4 million from $602.7 million for fiscal 2006. The decrease in sales versus last year resulted primarily from a decrease in comparable store sales, partially offset by increased sales from the Company's leased department and licensed relationships and marketing partnerships. Comparable store sales decreased by 4.8% during fiscal 2007, based on 1,330 retail locations, versus a comparable store sales increase of 4.3% during fiscal 2006, based on 932 retail locations.

        As of September 30, 2007, we operated a total of 781 stores and 1,576 total retail locations: 635 Motherhood Maternity stores (including 91 Motherhood Maternity Outlet stores), 100 Mimi Maternity stores, 32 A Pea in the Pod stores, 14 Destination Maternity superstores, and 795 leased maternity departments, of which 501 were in Sears stores and the balance were primarily under the Motherhood brand. In addition, our Oh Baby by Motherhood collection is available at Kohl's stores throughout the United States. In comparison, as of September 30, 2006, we operated a total of 810 stores and 1,541 total retail locations: 659 Motherhood Maternity stores (including 97 Motherhood Maternity Outlet stores), 106 Mimi Maternity stores, 33 A Pea in the Pod stores, 12 Destination Maternity superstores, and 731 leased departments. As of September 30, 2007, our store total included 57 multi-brand stores, including 14 Destination Maternity superstores, with the remaining multi-brand stores under the Mimi Maternity brand. In comparison, as of September 30, 2006, we operated 48 multi-brand stores, including 12 Destination Maternity superstores. These multi-brand store figures for fiscal 2007 and fiscal 2006 exclude our A Pea in the Pod stores, which have traditionally carried a full line of both A Pea in the Pod and Mimi branded merchandise. During fiscal 2007, we opened 18 stores, including nine multi-brand stores, and closed 47 stores, with 20 of these store closings related to multi-brand store openings. In addition, during fiscal 2007, the Company opened 121 leased department locations and closed 57 leased department locations.

        Gross Profit.    Our gross profit for fiscal 2007 decreased by 4.6%, or approximately $14.5 million, to $300.2 million compared to $314.7 million for fiscal 2006, reflecting the decrease in net sales as well as a decrease in gross profit as a percentage of net sales. Gross profit as a percentage of net sales (gross margin) was 51.6% for fiscal 2007, compared to 52.2% for fiscal 2006. The decrease in gross margin for fiscal 2007 as compared to fiscal 2006 reflects the negative effect of spreading product overhead costs over a smaller sales base, partially offset by modestly higher maintained gross margin in our stores and increased marketing partnership revenues. The increase in our maintained gross margin in our stores for fiscal 2007 primarily reflects decreased markdown levels compared to fiscal 2006 for the first six months of fiscal 2007.

        Selling, General and Administrative Expenses.    Our selling, general and administrative expenses ("operating expenses") for fiscal 2007 decreased by 1.0%, or $2.8 million, to $281.5 million from $284.3 million for fiscal 2006. This decrease in expense resulted primarily from significantly lower variable incentive compensation costs, decreased store closing costs, lower store occupancy expenses, as a result of our store closings and our new multi-brand stores, and a decrease in impairment charges for write-downs of store long-lived assets, partially offset by increased legal expenses that were primarily related to certain intellectual property disputes, increased employee benefits costs and increased payroll expenses. As a percentage of net sales, operating expenses increased to 48.4% for fiscal 2007 compared to 47.2% for fiscal 2006. The increase in this percentage was primarily a result of decreased net sales, even though the actual amount of operating expenses for fiscal 2007 decreased as compared to fiscal 2006. In addition to this unfavorable expense leverage related to decreased net sales, the operating expense percentage increased due to increased legal expenses, increased employee benefits costs and increased payroll expenses. The increase in operating expenses as a percentage of net sales was partially offset by decreases as a percentage of net sales in: variable incentive compensation expense, store closing costs and impairment charges for write-downs of store long-lived assets. We incurred charges relating to store closings of $18,000 for fiscal 2007 as compared to $1.9 million for fiscal 2006 (primarily lease termination fees). The majority of the store closing charges for fiscal 2006 were for stores closed in connection with multi-brand store openings, with most of these charges related to the opening of our world flagship Destination Maternity superstore in New York City in February 2006. We incurred impairment charges for write-downs of long-lived assets of $1.8 million for fiscal 2007, as compared to $2.6 million for fiscal 2006.

        Operating Income.    Our operating income for fiscal 2007 decreased by 38.3%, or $11.6 million, to $18.7 million from $30.3 million for fiscal 2006, due to the lower sales volume and associated gross profit reduction partially offset by lower selling, general and administrative expenses. Operating income as a percentage of net sales (operating income margin) for fiscal 2007 decreased to 3.2% from 5.0% for fiscal 2006. The decrease in operating income margin was primarily due to unfavorable leverage of operating expenses resulting from decreased comparable store sales and, to a lesser extent, due to our decreased gross margin.

        Interest Expense, Net.    Our net interest expense for fiscal 2007 decreased by 32.2%, or $4.7 million, to $9.8 million from $14.5 million in fiscal 2006. This decrease was primarily due to the repurchase of $35.0 million of our 11 1/4% senior notes (the "Senior Notes") from August 2006 through December 2006 and, to a lesser extent, the partial year benefit of the lower interest rate on our new $90.0 million Term Loan, which we began to recognize in April 2007. During fiscal 2007, our average level of direct borrowings under our credit facility was $1.0 million, but we did not have any direct borrowings under our credit facility as of September 30, 2007. During fiscal 2006, our average level of direct borrowings under our credit facility was $0.3 million.

        Loss on Extinguishment of Debt.    In December 2006, we repurchased $25.0 million principal amount of our outstanding Senior Notes. In April 2007, we repurchased the remaining $90.0 million principal amount of our outstanding Senior Notes with the proceeds from a new Term Loan. The $115.0 million of Senior Note repurchases resulted in pre-tax charges totaling $9.4 million, representing the premium paid plus the write-off of unamortized debt issuance discount and deferred financing costs.

        Income Taxes.    Our effective tax rate was a benefit of 30.1% in fiscal 2007, compared to a provision of 39.0% in fiscal 2006, which reflected the effects of certain minimum state tax requirements and allowable federal tax credits in fiscal 2007. See Note 13 of the Notes to Consolidated Financial Statements for the reconciliation of the statutory federal income tax rate to our effective tax rate.

        Net Income (Loss).    Net loss for fiscal 2007 was $0.4 million, or $(0.07) per share (diluted), compared to net income of $9.1 million for fiscal 2006, or $1.63 per share (diluted). Excluding the debt extinguishment charges in fiscal 2007 and fiscal 2006, net income for fiscal 2007 was $5.4 million, or $0.87 per share (diluted), compared to net income of $9.6 million for fiscal 2006, or $1.72 per share (diluted).

        The average diluted shares outstanding of 5,802,000 shares for fiscal 2007 was 3.8% higher than the 5,591,000 shares outstanding for fiscal 2006. The increase in average diluted shares outstanding reflects higher shares outstanding in fiscal 2007 compared to fiscal 2006, as a result of stock option exercises and restricted stock awards, partially offset by the elimination of the dilutive impact of outstanding stock options and restricted stock in fiscal 2007 due to the net loss for fiscal 2007, compared to the dilutive impact of outstanding stock options in fiscal 2006, when we generated net income.

        Following is a reconciliation of net income (loss) and net income (loss) per share (diluted) to net income before loss on extinguishment of debt and net income per share before loss on extinguishment of debt (diluted) for the years ended September 30, 2007 and 2006 (in thousands, except per share amounts):

	Year Ended September 30, 2007			Year Ended September 30, 2006
	Net Income (Loss)	Shares	Diluted EPS	Net Income	Shares		Diluted EPS
Net income (loss)	$(393)	5,802	$(0.07)	$9,102	5,591	(1)	$1.63
Loss on extinguishment of debt, net of tax	5,748			533
Incremental shares from the assumed lapse of restrictions on restricted stock awards	—	36		—	—
Incremental shares from the assumed exercise of outstanding stock options and warrants	—	297		—	—

Adjusted net income before loss on extinguishment of debt	$5,355	6,135	$0.87	$9,635	5,591		$1.72

(1)
Includes 243,000 shares from the assumed exercise of outstanding stock options and warrants.

Years Ended September 30, 2006 and 2005

        Net Sales.    Our net sales for fiscal 2006 increased by 7.3%, or $41.1 million, to $602.7 million from $561.6 million for fiscal 2005. The increase in net sales for the fiscal year was primarily driven by increased comparable store sales, as well as increased sales from our proprietary Two Hearts Maternity collection, which expanded to an additional 497 Sears locations during late March 2005. We also realized sales increases from the full year contribution of our Oh Baby by Motherhood licensed arrangement with Kohl's, which launched during the second quarter of fiscal 2005, as well as from our Internet sales and our marketing partnerships. Comparable store sales increased by 4.3% during fiscal 2006, based on 932 retail locations, versus a comparable store sales decrease of 2.5% during fiscal 2005, based on 832 retail locations.

        As of September 30, 2006, we operated a total of 810 stores and 1,541 total retail locations: 659 Motherhood Maternity stores (including 97 Motherhood Maternity Outlet stores), 106 Mimi Maternity stores, 33 A Pea in the Pod stores, 12 Destination Maternity superstores, and 731 leased maternity departments, of which 549 were in Sears stores and the balance were primarily under the Motherhood brand. In addition, our Oh Baby by Motherhood collection is available at Kohl's stores throughout the United States. In comparison, as of September 30, 2005, we had 1,591 total retail locations: 690 Motherhood Maternity stores (including 99 Motherhood Maternity Outlet stores), 117 Mimi Maternity stores, 37 A Pea in the Pod stores, eight Destination Maternity superstores, and 739 leased departments. As of September 30, 2006, our store total included 48 multi-brand stores, including 12 Destination Maternity superstores, with the remaining multi-brand stores under the Mimi Maternity brand. In comparison, as of September 30, 2005, we operated 47 multi-brand stores, including eight Destination Maternity superstores. These multi-brand store figures for fiscal 2006 and fiscal 2005 exclude our A Pea in the Pod stores, which have traditionally carried a full line of both A Pea in the Pod and Mimi branded merchandise. During fiscal 2006, we opened 17 stores, including four multi-brand stores, and closed 59 stores, with 15 of these store closings related to multi-brand store openings. In addition, during fiscal 2006, the Company opened 39 leased department locations and closed 47 leased department locations.

        Gross Profit.    Our gross profit for fiscal 2006 increased by 10.7%, or $30.5 million, to $314.7 million compared to $284.2 million for fiscal 2005, reflecting the increase in net sales as well as an increase in gross profit margin. Gross profit as a percentage of net sales (gross margin) was 52.2%

for fiscal 2006, compared to 50.6% for fiscal 2005. The increase in gross margin of 1.6 percentage points compared to the prior year resulted primarily from a higher maintained gross margin in our stores, largely due to lower markdowns compared to last year, as well as the benefit of spreading product overhead costs over a larger sales volume, slightly offset by the lower gross margin associated with sales from our licensed arrangement with Kohl's.

        Selling, General and Administrative Expenses.    Our selling, general and administrative expenses ("operating expenses") for fiscal 2006 increased by 5.3%, or $14.4 million, to $284.3 million from $269.9 million for fiscal 2005. This increase in expense resulted primarily from increases in variable incentive compensation expense related to improvements in our operating performance compared to fiscal 2005, stock-based compensation expense, rent and related expenses for our retail locations, and employee wages and benefits for our retail locations. As a percentage of net sales, operating expenses decreased to 47.2% for fiscal 2006 compared to 48.1% for fiscal 2005. This decrease in the expense percentage for the fiscal year resulted primarily from the favorable expense leverage from our comparable store sales increase, the additional sales from our Sears and Kohl's relationships for the full year, and a continued sharp focus on expense control. This favorable expense leverage offset increases as a percentage of net sales in variable incentive compensation expense and stock-based compensation expense. We incurred charges relating to store closings of $1.9 million for fiscal 2006 (primarily lease termination fees) as compared to $1.6 million for fiscal 2005. The majority of the store closing charges for fiscal 2006 and fiscal 2005 were for stores closed in connection with multi-brand store openings, with most of the store closing charges for fiscal 2006 related to the opening of our world flagship Destination Maternity superstore in New York City in February 2006. We incurred impairment charges for write-downs of long-lived assets of $2.6 million for fiscal 2006, as compared to $3.4 million for fiscal 2005. We also incurred $2.8 million of non-cash expenses related to stock-based compensation expense, including $2.5 million in operating expense, in fiscal 2006 versus none in fiscal 2005, since we adopted the provisions of SFAS No. 123(R), "Share-Based Payment," as of the beginning of fiscal 2006.

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

        During August and September 2006, we completed the repurchase of $10.0 million principal amount of our Senior Notes at an aggregate of 105.832% of the $10.0 million principal amount, plus accrued and unpaid interest. On December 8, 2006, we completed the repurchase of $25.0 million principal amount of our Senior Notes at 105.625% of the $25.0 million principal amount, plus accrued and unpaid interest. On April 18, 2007, we completed the redemption of the remaining $90.0 million principal amount of our outstanding Senior Notes through a new Term Loan financing, which we expect will result in a decrease in annualized pre-tax interest expense of approximately $3.6 million. This decrease in annualized interest expense from the new Term Loan financing began to be recognized in our third quarter of fiscal 2007. The new Term Loan extends the maturity for $90.0 million principal amount of our debt from August 1, 2010 (the maturity date of the redeemed Senior Notes) to March 13, 2013 (the maturity date of the new Term Loan), with quarterly required principal payments of $225,000. The December 2006 and April 2007 redemptions of the Senior Notes, which were both at a price of 105.625% of principal amount, plus accrued interest, resulted in "Loss on extinguishment of debt" of $9.4 million on a pre-tax basis for fiscal 2007, consisting of the $6.5 million cash redemption premium and $2.9 million of non-cash expense from the write-off of unamortized debt issuance discount and deferred financing costs.

        In March 2007, we entered into Supplemental Executive Retirement Agreements with our Chairman of the Board and Chief Executive Officer and our President, Chief Creative Officer and Acting Chief Merchandising Officer (the "SERP Agreements"). The purpose of the SERP Agreements is to provide the executives with supplemental pension benefits following their cessation of employment. The SERP Agreements provided that we establish a grantor trust, the assets of which will be used to pay benefits under the SERP Agreements (or to satisfy the claims of our general creditors in the event of the Company's bankruptcy or insolvency). The grantor trust will be funded periodically, on an actuarial basis, such that the total assets of the trust from time to time will reasonably approximate our then current obligation under the SERP Agreements (provided that, upon a change in control, we have agreed to fully fund the grantor trust, regardless of the extent to which the SERP benefits are then vested). In April 2007, we made an initial contribution to the grantor trust of $2,662,000. On November 27, 2007, we made an additional contribution to the grantor trust of $1,160,000. No further contributions are expected to be made during fiscal 2008.

        Cash and cash equivalents decreased by $8.8 million during fiscal 2007 compared to an increase of $15.9 million during fiscal 2006. Cash provided by operations of $27.4 million for fiscal 2007 decreased by $15.0 million from $42.4 million for fiscal 2006. This decrease in cash provided by operations versus the prior year was primarily the result of an increase in inventories in fiscal 2007 compared to cash generated from a decrease in inventories during fiscal 2006. Total inventories as of September 30, 2007 were $100.5 million, an increase of $6.2 million or 6.6% above the $94.3 million inventories balance as of September 30, 2006. Cash provided by operations of $42.4 million for fiscal 2006 increased by $35.1 million from $7.3 million for fiscal 2005. This increase in cash provided by operations versus the prior year was primarily the result of cash generated by reducing inventories in fiscal 2006 compared to an increase in inventories during fiscal 2005. Total inventories as of September 30, 2006 were $94.3 million, a decrease of approximately $11.6 million or 11.0% below the $105.9 million inventories balance as of September 30, 2005. During fiscal 2007, we used a significant amount of our cash provided by operations to pay for capital expenditures. We funded the $25.0 million repurchase of our Senior Notes in December 2006 by utilizing available cash, cash generated by net proceeds from the sales (net of purchases) of short-term investments, cash generated from stock option exercises, as well as the remaining cash provided by operations. During fiscal 2006, we used our cash provided by operations primarily to increase our cash and cash equivalents, to pay for capital expenditures, and to increase our short-term investments. For fiscal 2007, we spent $15.4 million on capital expenditures, including $11.0 million for leasehold improvements, fixtures and equipment principally for new store facilities, as well as improvements to existing stores, and $4.4 million for our information systems and distribution and corporate facilities. This compares to $13.9 million in capital expenditures for fiscal 2006, of which $11.5 million was spent for new store facilities and improvements to existing stores and retail locations, and $2.4 million for our distribution and corporate facilities and information systems. The increase in capital expenditures was primarily due to increased expenditures for information systems enhancements.

        On March 13, 2007, we entered into a Term Loan and Security Agreement for a $90.0 million senior secured Term Loan B due March 13, 2013, the proceeds of which were received on April 18, 2007 and were used to redeem the remaining $90.0 million principal amount of our Senior Notes. The interest rate on the Term Loan is equal to, at our election, either (i) the prime rate plus 1.00%, or (ii) the LIBOR rate plus the applicable margin. The applicable margin is initially fixed at 2.50% through and including the fiscal quarter ending September 30, 2007. Thereafter, the applicable margin for LIBOR rate borrowings is either 2.25% or 2.50%, depending on our Consolidated Leverage Ratio (as defined). Based upon our Consolidated Leverage Ratio as of September 30, 2007, the applicable margin for LIBOR rate borrowings will remain at 2.50% for the first quarter of fiscal 2008. In order to mitigate our floating rate interest risk on the variable rate Term Loan, we entered into an interest rate swap agreement with the Agent bank for the Term Loan that commenced on April 18, 2007, the date the $90.0 million Term Loan proceeds were received, and expires on April 18, 2012. The interest rate swap agreement enables us to effectively convert an amount of the Term Loan equal to the notional amount of the interest rate swap from a floating interest rate of LIBOR plus 2.50% (subject to reduction to LIBOR plus 2.25% if we achieve a specified leverage ratio), to a fixed interest rate of 7.50% (subject to reduction to 7.25% if we achieve a specified leverage ratio) for the significant majority of the term of the Term Loan. The notional amount of the interest rate swap was $75.0 million at the inception of the swap agreement and decreases over time to a notional amount of $5.0 million at the expiration date. The notional amount of the swap was $70.0 million as of September 30, 2007 and over the next eighteen months decreases as follows: to $65.0 million starting October 18, 2007; to $57.5 million starting April 18, 2008; and to $50.0 million starting October 20, 2008. We are required to make minimum repayments of the principal amount of the Term Loan in quarterly installments of $225,000 each. Additionally, the Term Loan can be prepaid at our option, in part or in whole, at any time without any prepayment premium or penalty. The Term Loan Agreement imposes certain restrictions on our ability to, among other things, incur additional indebtedness, pay dividends, repurchase stock, and enter into other various types of transactions. The Term Loan Agreement also contains quarterly financial covenants that require us to maintain a specified maximum permitted Consolidated Leverage Ratio and a specified minimum permitted Consolidated Interest Coverage Ratio (as defined). During all of fiscal 2007 since the inception of the Term Loan, we were in compliance with the financial covenants of our Term Loan Agreement.

        In connection with the Term Loan transaction, we amended our existing $60.0 million revolving Credit Facility in order to permit the new Term Loan financing. This amendment of the Credit Facility also extended its maturity from October 15, 2009 to March 13, 2012, increased its size to $65.0 million, and reduced the LIBOR-based interest rate option under the facility by 0.25%. There are no financial covenant requirements under the Credit Facility provided that Excess Availability (as defined) does not fall below 10% of the Borrowing Base (as defined). If Excess Availability were to fall below 10% of the Borrowing Base, we would be required to meet a specified minimum Fixed Charge Coverage Ratio (as defined). During all of fiscal 2007 and fiscal 2006, we exceeded the minimum requirements for Excess Availability under the Credit Facility.

        As of September 30, 2007, we had no outstanding borrowings under the Credit Facility and $7.0 million in letters of credit, with $58.0 million of availability under our credit line, compared to no outstanding borrowings and $8.5 million in letters of credit, with $51.5 million of availability under our credit line as of September 30, 2006. Borrowings under the Credit Facility as of September 30, 2007 would have borne interest at a rate of between approximately 6.12% and 7.75% per annum. During fiscal 2007 and 2006, our average level of direct borrowings under the Credit Facility was $1.0 million and $0.3 million, respectively. We expect that we will have borrowings under our Credit Facility during certain periods of fiscal 2008, reflecting seasonal and other timing variations in cash flow.

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

Contractual Obligations and Commercial Commitments

        We have entered into agreements that create contractual obligations and commercial commitments. These obligations and commitments will have an impact on future liquidity and the availability of capital resources. The tables below set forth a summary of these obligations and commitments as of September 30, 2007 (in thousands):

Contractual Obligations:

		Payments Due by Period
Description	Total Obligations (1)	Less Than One Year	One to Three Years	Three to Five Years	After Five Years
Long-term debt	$93,093	$1,447	$2,485	$2,056	$87,105
Interest related to long-term debt (2)	38,577	7,069	14,009	13,893	3,606
Operating leases (3)	264,782	54,168	90,692	67,315	52,607
Capital lease obligations	88	88	—	—	—
Purchase obligations (4)	77,175	77,175	—	—	—

Total contractual cash obligations	$473,715	$139,947	$107,186	$83,264	$143,318

(1)
The amounts in this table exclude obligations under employment agreements. For a discussion of the employment agreements with certain of our executive officers, see the information contained under the caption "Employment Agreements" in our Proxy Statement, which will be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders scheduled to be held on January 22, 2008.

(2)
Interest costs on our floating rate long-term debt were estimated using the interest rates in effect as of September 30, 2007. This presentation of interest costs on our floating rate long-term debt includes the effects of our interest rate swap agreement further described above in "Liquidity and Capital Resources".

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

Commercial Commitments:

		Amount of Commitment Per Period
Description	Total Obligations	Less Than One Year	One to Three Years	Three to Five Years	After Five Years
Credit facility (1)	$7,019	$7,019	$—	$—	$—
Other standby letters of credit	—	—	—	—	—

Total commercial commitments	$7,019	$7,019	$—	$—	$—

(1)
Consists of outstanding letter of credit commitments.

New Accounting Pronouncements

FASB Interpretation No. 48

        In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes." FASB Interpretation No. 48 provides guidance for the recognition and measurement of uncertain tax positions in an enterprise's financial statements. Recognition involves a determination of whether it is more likely than not that a tax position will be sustained upon examination with the presumption that the tax position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information. This interpretation is effective for fiscal years beginning after December 15, 2006. Early adoption is permitted if the enterprise has not issued financial statements, including interim financial statements, in the period of adoption. The impact from adoption of FASB Interpretation No. 48, if any, on our consolidated financial position or results of operations has not yet been determined. We plan to adopt FASB Interpretation No. 48 effective as of October 1, 2007.

SFAS No. 157

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial assets and liabilities that are measured at fair value on a recurring basis for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The FASB has issued a one-year deferral of SFAS 157's fair value measurement requirements for non-financial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. The impact from adoption of SFAS No. 157, if any, on our consolidated financial position or results of operations has not yet been determined.

SFAS No. 159

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value and requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The impact from adoption of SFAS No. 159, if any, on our consolidated financial position or results of operations has not yet been determined.

Inflation

        We do not believe that the relatively moderate levels of inflation which have been experienced in the United States in recent years have had a significant effect on our net sales or profitability. However, there can be no assurance that our business will not be affected by inflation in the future.

Forward-Looking Statements

        Some of the information in this report, including the information incorporated by reference (as well as information included in oral statements or other written statements made or to be made by us), contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The forward-looking statements involve a number of risks and uncertainties. A number of factors could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, but are not limited to: our ability to successfully manage various business initiatives, our ability to successfully manage and retain our leased department and licensed relationships and marketing partnerships, future sales trends in our existing retail locations, weather, changes in consumer spending patterns, raw material price increases, consumer preferences and overall economic conditions, our ability to anticipate and respond to fashion trends and consumer preferences, anticipated fluctuations in our operating results, the impact of competition and pricing, availability of suitable store locations, continued availability of capital and financing, ability to hire and develop senior management and sales associates, ability to develop and source merchandise, ability to receive production from foreign sources on a timely basis, potential stock repurchases, potential debt prepayments, changes in market interest rates, war or acts of terrorism and other factors referenced in this report, including those set forth under the caption "Item 1A. Risk Factors."

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

        As of September 30, 2007, we had cash and cash equivalents of $10.1 million and $2.7 million of investments in a grantor trust. Our cash equivalents consist of money market accounts that bear interest at variable rates. Our investments in the grantor trust consist primarily of fixed income mutual funds with cost that approximates fair value. A change in market interest rates earned on our investments impacts the interest income and cash flows, but does not materially impact the fair market value of the financial instruments. Due to the average maturity and conservative nature of our investment portfolio, we believe a sudden change in interest rates would not have a material effect on the value of our investment portfolio.

        As of September 30, 2007, the principal components of our debt portfolio were the $89.8 million Term Loan and the $65.0 million Credit Facility, both of which are denominated in U.S. dollars. The fair market value of the debt portfolio is referred to as the "Debt Value."

        Our Credit Facility carries a variable interest rate that is tied to market indices. As of September 30, 2007, we had no direct borrowings and $7.0 million of letters of credit outstanding under our Credit Facility. Borrowings under the Credit Facility would have resulted in interest at a rate between approximately 6.12% and 7.75% per annum as of September 30, 2007. Any future borrowings under the Credit Facility would, to the extent of outstanding borrowings, be affected by changes in market interest rates. A change in market interest rates on the variable rate portion of the debt portfolio impacts the interest expense incurred and cash flows, but does not impact the Debt Value of the financial instrument.

        The Term Loan carries a variable interest rate that is tied to market indices. The sensitivity analysis as it relates to this portion of our debt portfolio assumes an instantaneous 100 basis point move in interest rates from their levels as of September 30, 2007, with all other variables held constant. The Debt Value of the Term Loan is approximately $89.8 million. A 100 basis point increase in market interest rates would result in additional annual interest expense on the Term Loan of approximately $0.9 million. A 100 basis point decline in market interest rates would correspondingly lower our annual interest expense on the Term Loan by approximately $0.9 million.

        In order to mitigate our floating rate interest risk on the variable rate Term Loan, we entered into an interest rate swap agreement with the Agent bank for the Term Loan that commenced on April 18, 2007. The interest rate swap agreement enables us to effectively convert an amount of the Term Loan equal to the notional amount of the interest rate swap from a floating interest rate (LIBOR plus 2.50% at inception), to a fixed interest rate (7.50% at inception). The notional amount of the interest rate swap was $75.0 million at inception of the swap agreement and decreases over time to a notional amount of $5.0 million at the expiration date. Based on the scheduled swap notional amount during the next 12 months of the swap agreement, a 100 basis point increase in market interest rates would result in interest expense savings for the year of approximately $0.6 million. A 100 basis point decline in market interest rates would correspondingly increase our interest expense for the year by approximately $0.6 million. Thus, a 100 basis point increase in market interest rates during the next 12 months of the swap agreement would result in additional interest expense for the year of approximately $0.3 million on the Term Loan and swap agreement combined. A 100 basis point decline in market interest rates during the next 12 months of the swap agreement would correspondingly lower our interest expense for the year by approximately $0.3 million on the Term Loan and swap agreement combined.

        Based on the limited other variable rate debt included in our debt portfolio as of September 30, 2007, a 100 basis point increase in interest rates would result in additional interest incurred for the year of less than $0.1 million. A 100 basis point decrease in interest rates would correspondingly lower our interest expense for the year by less than $0.1 million.

        Other than as described above, we do not believe that the market risk exposure on other financial instruments is material.

Item 8.    Financial Statements and Supplementary Data

        Our Consolidated Financial Statements appear on pages F-1 through F-31, as set forth in Item 15.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

        Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to our management on a timely basis to allow decisions regarding required disclosure. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2007, these controls and procedures were effective.

Internal Control over Financial Reporting

  (a) Management's Annual Report on Internal Control over Financial Reporting

        The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of the Company's financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

        Management assessed the Company's internal control over financial reporting as of September 30, 2007, the end of the Company's fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and the Company's overall control environment.

        Based on its assessment, management has concluded that the Company's internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. The results of management's assessment were reviewed with the Audit Committee of the Company's Board of Directors.

        KPMG LLP independently assessed the effectiveness of the Company's internal control over financial reporting. KPMG LLP has issued an attestation report, which is included below.

  (b) Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Mothers Work, Inc.:

        We have audited Mothers Work, Inc.'s internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Mothers Work, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Management's Annual Report on Internal Control over Financial Reporting presented above. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, Mothers Work, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Mothers Work, Inc. and subsidiaries as of September 30, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss) and cash flows for each of the years in the three-year period ended September 30, 2007 and the related financial statement schedule, and our report dated December 14, 2007 expressed an unqualified opinion on those consolidated financial statements and the related financial statement schedule.

/s/  KPMG LLP

Philadelphia, Pennsylvania
December 14, 2007

  (c) Change in Internal Control over Financial Reporting

        There have been no changes in internal control over financial reporting identified in connection with management's evaluation that occurred during the last fiscal quarter ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        On December 10, 2007, the Board of Directors (the "Board") of the Company approved an amendment and restatement of the Company's By-Laws to permit the Board to authorize the issuance of all or any portion of a class or series of stock to be in the form of uncertificated shares. A copy of the Amended and Restated By-Laws of the Company is filed with this Form 10-K as Exhibit 3.2.

        Also, on December 10, 2007, the Board approved the amendment and restatement (the "Plan Restatement") of the Mothers Work, Inc. 2005 Equity Incentive Plan (the "2005 Plan"), subject to stockholder approval at the annual meeting of the Company's stockholders to be held on January 22, 2008. The purpose of the Plan Restatement is to enhance the Board's ability to grant awards under the 2005 Plan that are exempt from the deduction limitation of Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"). Section 162(m) of the Code limits the federal income tax deductions a publicly held company can claim for compensation in excess of $1,000,000 paid to certain executive officers (generally, the officers who are "named executive officers" in the summary compensation table in the Company's Proxy Statement). "Qualified performance-based compensation" is not counted against the $1,000,000 deductibility limit. A further description of the Plan Restatement is contained in the Proxy Statement in the section titled "Approval of Amendment and Restatement of the Mothers Work, Inc. 2005 Equity Incentive Plan (Proposal 2)." A copy of the Amended and Restated 2005 Equity Incentive Plan is included as Appendix A to our Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders scheduled to be held on January 22, 2008 (the "Proxy Statement").

PART III.

Item 10.    Directors, Executive Officers and Corporate Governance

        Information concerning directors and corporate governance, appearing under the captions "Corporate Governance," "Election of Directors (Proposal 1)" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement, is incorporated herein by reference in response to this Item 10. Information concerning executive officers, appearing under the caption "Item 1. Business—Executive Officers of the Company" in Part I of this Form 10-K, is incorporated herein by reference in response to this Item 10.

        The Board of Directors has adopted a Code of Business Conduct and Ethics, which can be found on the Company's corporate website at www.motherswork.com/CodeOfConduct.asp. We intend to satisfy the amendment and waiver disclosure requirements under applicable securities regulations by posting any amendments of, or waivers to, the Code of Business Conduct and Ethics on our website.

Item 11.    Executive Compensation

        The information contained in the Proxy Statement from the section titled "Compensation Discussion and Analysis" up to, but not including, the section titled "Approval of Amendment and Restatement of the Mothers Work, Inc. 2005 Equity Incentive Plan (Proposal 2)," with respect to executive compensation, and in the section titled "Compensation of Directors" with respect to director compensation, is incorporated herein by reference in response to this Item 11.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information contained in the section titled "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement, with respect to security ownership of certain beneficial owners and management, and in the section titled "Securities Authorized for Issuance Under Equity Compensation Plans," with respect to securities authorized for issuance under equity compensation plans, is incorporated herein by reference in response to this Item 12.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information contained in the sections titled "Corporate Governance" and "Election of Directors (Proposal 1)" in the Proxy Statement with respect to certain relationships and director independence, is incorporated herein by reference in response to this Item 13.

Item 14.    Principal Accounting Fees and Services

        The information contained in the Proxy Statement in the section titled "Auditor Fees and Services" is incorporated herein by reference in response to this Item 14.

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

  (3)
  Exhibits

    See following Index of Exhibits.

INDEX OF EXHIBITS

Exhibit No.	Description
*3.1	Amended and Restated Certificate of Incorporation of the Company (effective March 10, 1993) (Exhibit 3.3 to the Company's Registration Statement on Form S-1, Registration No. 33-57912, dated February 4, 1993).
3.2	By-Laws of the Company (as amended through December 10, 2007).
*3.3
Amendment to the Amended and Restated Certificate of Incorporation of the Company dated February 11, 2003 (Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 (the "March 2003 Form 10-Q")).
*3.4	Amendment to the Certificate of Designation of the Series B Junior Participating Preferred Stock of the Company dated February 11, 2003 (Exhibit 3.4 to the Company's March 2003 10-Q).
*4.1
Specimen certificate representing shares of the Company's common stock with legend regarding Preferred Stock Purchase Rights (Exhibit 4.2 to the Company's Current Report on Form 8-K dated October 12, 1995).
*4.2
Amended and Restated Rights Agreement, dated as of October 9, 2005, between Mothers Work, Inc. and StockTrans, Inc., which includes the Form of Series B Rights Certificate, the Certificate of Designation of the voting powers, designations, preferences, and relative, participating, optional or other special rights and qualifications, limitations and restrictions of the Series B Junior Participating Preferred Stock, and a Summary of Rights to Purchase Preferred Stock attached thereto as Exhibits A, B and C respectively (Exhibit 4.1 to the Company's Current Report on Form 8-K dated October 9, 2005).
†*10.1	1994 Director Stock Option Plan (Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended September 30, 1994).
*10.2
Loan Agreement dated September 1, 1995 between Philadelphia Authority For Industrial Development ("PAID") and the Company (Exhibit 10.26 to the Company's Registration Statement on Form S-1, Registration No. 33-97318, dated October 26, 1995 (the "1995 Registration Statement")).
*10.3	Indenture of Trust dated September 1, 1995 between PAID and Society National Bank (Exhibit 10.29 to the Company's 1995 Registration Statement).
*10.4
Variable/Fixed Rate Federally Taxable Economic Development Bond (Mothers Work, Inc.), Series of 1995, in the aggregate principal amount of $4,000,000 (Exhibit 10.30 to the Company's 1995 Registration Statement).
*10.5
Note dated as of February 14, 1996 from the Company to PIDC Local Development Corporation (Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended September 30, 1996 (the "1996 Form 10-K")).
*10.6	Installment Sale Agreement dated as of April 4, 1996 by and between PIDC Financing Corporation and the Company (Exhibit 10.30 to the 1996 Form 10-K).
*10.7	Open-ended Mortgage dated as of April 4, 1996 between PIDC Financing Corporation and the Pennsylvania Industrial Development Authority ("PIDA") (Exhibit 10.31 to the 1996 Form 10-K).
*10.8	Loan Agreement dated as of April 4, 1996 by and between PIDC Financing Corporation and PIDA (Exhibit 10.32 to the 1996 Form 10-K).

†*10.9	1987 Stock Option Plan (as amended and restated) (Exhibit 4.1 to the Company's Registration Statement on Form S-8, Registration No. 333-59529, dated July 21, 1998).
†*10.10	Amendment to the Company's 1987 Stock Option Plan, as amended and restated, effective as of November 13, 2002 (Exhibit 10.25 to the Company's March 2003 Form 10-Q).
†*10.11
Form of Non-Qualified Stock Option Agreement under the Company's 1987 Stock Option Plan (Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended September 30, 2004 (the "2004 Form 10-K")).
†*10.12	Form of Non-Qualified Stock Option Agreement under the Company's 1994 Director Stock Option Plan (Exhibit 10.19 to the 2004 Form 10-K).
†*10.13	Description of the Company's Non-Employee Directors Compensation Policy (See "Compensation of Directors" in Company's 2007 Fiscal Year Proxy Statement filed December 15, 2006).
†*10.14
Form of Waiver of Rights Under Company's 1987 Stock Option Plan and 1994 Director Stock Option Plan executed by each of the Company's Non-Management Directors (Exhibit 10.21 to the Company's Current Report on Form 8-K dated December 29, 2005 (the "December 29, 2005 Form 8-K")).
†*10.15	Form of Waiver of Rights Under Company's 1987 Stock Option Plan executed by certain of the Company's executive officers (Exhibit 10.22 to the December 29, 2005 Form 8-K).
†*10.16
Form of Restricted Stock Award Agreement under the Company's 2005 Equity Incentive Plan (Exhibit 10.28 to the Company's Annual Report on Form 10-K for the year ended September 30, 2006 (the "2006 Form 10-K")).
†*10.17	Form of Non-Qualified Stock Option Agreement under the Company's 2005 Equity Incentive Plan (Exhibit 10.29 to the 2006 Form 10-K).
†*10.18	Management Incentive Program (Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 19, 2006)
†*10.19
Second Amended and Restated Employment Agreement dated as of March 2, 2007, between Rebecca C. Matthias and Mothers Work, Inc (Exhibit 10.1 to the Company's Current Report on Form 8-K dated March 8, 2007 (the "March 8, 2007 Form 8-K")).
†*10.20	Second Amended and Restated Employment Agreement dated March 2, 2007, between Dan W. Matthias and Mothers Work, Inc. (Exhibit 10.2 to the March 8, 2007 Form 8-K).
†*10.21	Supplemental Retirement Agreement dated as of March 2, 2007, between Mothers Work, Inc. and Rebecca C. Matthias (Exhibit 10.3 to the March 8, 2007 Form 8-K).
†*10.22	Supplemental Retirement Agreement dated as of March 2, 2007, between Mothers Work, Inc. and Dan W. Matthias (Exhibit 10.4 to the March 8, 2007 Form 8-K).
*10.23
Term Loan and Security Agreement, dated March 13, 2007, among Mothers Work, Inc. and Cave Springs, Inc., each as a Borrower, and Mothers Work Canada, Inc., as a Guarantor, and Bank of America, N.A, as Term Administrative Agent and Term Collateral Agent, and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Runner (Exhibit 10.1 to the Company's Current Report on Form 8-K dated March 15, 2007 (the "March 15, 2007 Form 8-K)).

*10.24
Second Amended and Restated Loan and Security Agreement, dated March 13, 2007, among Mothers Work, Inc. and Cave Springs, Inc., each as a Borrower, and Mothers Work Canada, Inc., as a Guarantor, and Bank of America, N.A, as the Lender (Exhibit 10.2 to the March 15, 2007 Form 8-K).
†*10.25	Second Amended and Restated Employment Agreement dated May 15, 2007 between Edward M. Krell and Mothers Work, Inc. (Exhibit 10.1 to the Company's Current Report on Form 8-K dated May 21, 2007).
†*10.26	Separation, Transition and Release Agreement between David Mangini, and Mothers Work, Inc. dated July 30, 2007 (Exhibit 10.1 to the Company's Current Report on Form 8-K dated July 30, 2007).
†*10.27	2005 Equity Incentive Plan (as amended through October 9, 2006) (Exhibit 10.27 to the 2006 Form 10-K).
*21	Subsidiaries of the Company (Exhibit 21 to the Company's Annual Report on Form 10-K for the year ended September 30, 2003).
23	Consent of KPMG LLP.
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Operating Officer & Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
32.2	Certification of the Chief Operating Officer & Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Incorporated by reference.

†
Management contract or compensatory plan or arrangement.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Philadelphia, Commonwealth of Pennsylvania, on December 14, 2007.

MOTHERS WORK, INC.
By:	/s/ DAN W. MATTHIAS Dan W. Matthias Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
By:	/s/ EDWARD M. KRELL Edward M. Krell Chief Operating Officer & Chief Financial Officer (Principal Financial and Accounting Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on December 14, 2007, in the capacities indicated:

/s/ DAN W. MATTHIAS Dan W. Matthias	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)
/s/ REBECCA C. MATTHIAS Rebecca C. Matthias	President, Chief Creative Officer, Acting Chief Merchandising Officer and Director
/s/ EDWARD M. KRELL Edward M. Krell	Chief Operating Officer & Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ JOSEPH A. GOLDBLUM Joseph A. Goldblum	Director
/s/ ELAM M. HITCHNER, III Elam M. Hitchner, III	Director
/s/ ANNE T. KAVANAGH Anne T. Kavanagh	Director
/s/ DAVID SCHLESSINGER David Schlessinger	Director
/s/ WILLIAM A. SCHWARTZ, JR. William A. Schwartz, Jr.	Director

MOTHERS WORK, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Mothers Work, Inc.:

        We have audited the accompanying consolidated balance sheets of Mothers Work, Inc. and subsidiaries as of September 30, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss) and cash flows for each of the years in the three-year period ended September 30, 2007. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule, Valuation and Qualifying Accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mothers Work, Inc. and subsidiaries as of September 30, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2007, in conformity with U.S generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in Note 2, the Company adopted SFAS No. 123(R), "Share-Based Payment," effective October 1, 2005 using the modified prospective method.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Mothers Work, Inc.'s internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 14, 2007 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/  KPMG LLP

Philadelphia, Pennsylvania
December 14, 2007

MOTHERS WORK, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30,
	2007	2006
ASSETS
Current assets
Cash and cash equivalents	$10,130	$18,904
Short-term investments	—	9,425
Trade receivables	12,094	11,631
Inventories	100,485	94,259
Deferred income taxes	7,123	6,018
Prepaid expenses and other current assets	6,603	8,395

Total current assets	136,435	148,632

Property, plant and equipment, net	68,651	71,430
Assets held for sale	207	700
Other assets
Goodwill	50,389	50,389
Deferred financing costs, net of accumulated amortization of $133 and $1,927	1,251	2,795
Other intangible assets, net of accumulated amortization of $2,478 and $2,413	576	726
Deferred income taxes	15,189	12,543
Other non-current assets	3,227	521

Total other assets	70,632	66,974

Total assets	$275,925	$287,736

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Line of credit borrowings	$—	$—
Current portion of long-term debt	1,534	814
Accounts payable	28,345	19,593
Accrued expenses and other current liabilities	41,633	44,453

Total current liabilities	71,512	64,860
Long-term debt	91,646	117,535
Deferred rent and other non-current liabilities	24,244	24,641

Total liabilities	187,402	207,036

Commitments and contingencies (Note 14)
Stockholders' equity
Preferred stock, 2,000,000 shares authorized
Series A cumulative convertible preferred stock, $.01 par value, 41,000 shares authorized, none outstanding	—	—
Series B junior participating preferred stock, $.01 par value; 300,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value; 20,000,000 shares authorized, 5,963,434 and 5,624,374 shares issued and outstanding, respectively	60	56
Additional paid-in capital	81,047	71,431
Retained earnings	8,820	9,213
Accumulated other comprehensive loss	(1,404)	—

Total stockholders' equity	88,523	80,700

Total liabilities and stockholders' equity	$275,925	$287,736

The accompanying notes are an integral part of these Consolidated Financial Statements.

MOTHERS WORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended September 30,
	2007	2006	2005
Net sales	$581,371	$602,744	$561,627
Cost of goods sold	281,155	288,082	277,453

Gross profit	300,216	314,662	284,174
Selling, general and administrative expenses	281,507	284,334	269,936

Operating income	18,709	30,328	14,238
Interest expense, net	9,848	14,534	15,293
Loss on extinguishment of debt	9,423	873	—

Income (loss) before income taxes	(562)	14,921	(1,055)
Income tax provision (benefit)	(169)	5,819	(880)

Net income (loss)	$(393)	$9,102	$(175)

Net income (loss) per share—Basic	$(0.07)	$1.70	$(0.03)

Average shares outstanding—Basic	5,802	5,348	5,242

Net income (loss) per share—Diluted	$(0.07)	$1.63	$(0.03)

Average shares outstanding—Diluted	5,802	5,591	5,242

The accompanying notes are an integral part of these Consolidated Financial Statements.

MOTHERS WORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Common Stock
					Accumulated Other Comprehensive Loss
	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings		Total	Comprehensive Income (Loss)
Balance as of September 30, 2004	5,207	$52	$62,565	$286	$—	$62,903
Net loss	—	—	—	(175)	—	(175)	$(175)

Comprehensive loss							$(175)

Exercise of stock options	62	1	484	—	—	485
Tax benefit from stock option exercises	—	—	115	—	—	115

Balance as of September 30, 2005	5,269	53	63,164	111	—	63,328
Net income	—	—	—	9,102	—	9,102	$9,102

Comprehensive income							$9,102

Stock-based compensation	—	—	1,374	—	—	1,374
Exercise of stock options	355	3	4,910	—	—	4,913
Excess tax benefit from stock option exercises	—	—	1,983	—	—	1,983

Balance as of September 30, 2006	5,624	56	71,431	9,213	—	80,700
Net loss	—	—	—	(393)	—	(393)	$(393)
Initial prior service cost for retirement plans, net of tax	—	—	—	—	(1,202)	(1,202)
Amortization of prior service cost for retirement plans, net of tax	—	—	—	—	126	126	126
Change in fair value of interest rate swap, net of tax	—	—	—	—	(325)	(325)	(325)
Unrealized loss on investments, net of tax	—	—	—	—	(3)	(3)	(3)

Comprehensive loss							$(595)

Stock-based compensation	121	1	2,100	—	—	2,101
Exercise of stock options	218	3	3,734	—	—	3,737
Excess tax benefit from stock option exercises	—	—	2,360	—	—	2,360
Reclassification of equity award from liabilities	—	—	1,422	—	—	1,422

Balance as of September 30, 2007	5,963	$60	$81,047	$8,820	$(1,404)	$88,523

The accompanying notes are an integral part of these Consolidated Financial Statements.

MOTHERS WORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended September 30,
	2007	2006	2005
Cash Flows from Operating Activities
Net income (loss)	$(393)	$9,102	$(175)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	16,410	16,118	15,502
Stock-based compensation expense	2,101	2,796	—
Loss on impairment of long-lived assets	1,781	2,612	3,440
(Gain) loss on disposal of assets	(422)	(139)	726
Loss on extinguishment of debt	9,423	873	—
Accretion of discount on notes	89	186	167
Deferred income tax provision (benefit)	(3,067)	715	(1,299)
Tax benefit from stock option exercises	—	—	115
Amortization of deferred financing costs	437	689	588
Changes in assets and liabilities:
Decrease (increase) in—
Trade receivables	(463)	(3,950)	(3,299)
Inventories	(6,226)	11,652	(13,168)
Prepaid expenses and other assets	1,744	(3,566)	1,389
Increase (decrease) in—
Accounts payable, accrued expenses and other current liabilities	7,389	7,226	3,943
Deferred rent and other non-current liabilities	(1,405)	(1,901)	(605)

Net cash provided by operating activities	27,398	42,413	7,324

Cash Flows from Investing Activities
Purchase of short-term investments	(19,550)	(97,555)	(7,000)
Proceeds from sale of short-term investments	28,975	88,130	13,400
Contribution to grantor trust	(2,662)	—	—
Capital expenditures	(15,444)	(13,933)	(17,644)
Proceeds from sale of property, plant and equipment	85	—	—
Proceeds from sale of assets held for sale	493	225	—
Purchase of intangible assets	(9)	(33)	(170)

Net cash used in investing activities	(8,112)	(23,166)	(11,414)

Cash Flows from Financing Activities
Increase (decrease) in cash overdrafts	(584)	1,077	(166)
Proceeds from issuance of long-term debt	90,000	—	—
Repayment of long-term debt	(116,039)	(10,770)	(666)
Premium on repurchase of long-term debt	(6,469)	(583)	—
Payout for redeemed Series A preferred stock	—	—	(373)
Deferred financing costs	(1,065)	—	(620)
Proceeds from exercise of stock options	3,737	4,913	485
Excess tax benefit from exercise of stock options	2,360	1,983	—

Net cash used in financing activities	(28,060)	(3,380)	(1,340)

Net Increase (Decrease) in Cash and Cash Equivalents	(8,774)	15,867	(5,430)
Cash and Cash Equivalents, Beginning of Year	18,904	3,037	8,467

Cash and Cash Equivalents, End of Year	$10,130	$18,904	$3,037

The accompanying notes are an integral part of these Consolidated Financial Statements.

MOTHERS WORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS

        Mothers Work, Inc. and subsidiaries ("Mothers Work" or the "Company") is a specialty designer and retailer of maternity clothing. The Company operated 1,576 retail locations as of September 30, 2007, including 781 stores and 795 leased departments, throughout the United States and Canada. In addition, the Company markets maternity apparel at Kohl's® stores throughout the United States under an exclusive product and license agreement. Mothers Work, Inc. was incorporated in Delaware in 1982.

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

  b. Fiscal Year-End

        The Company operates on a fiscal year ending September 30 of each year. All references to fiscal years of the Company refer to the fiscal years ended on September 30 in those years. For example, the Company's "fiscal 2007" ended on September 30, 2007.

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

  d. Cash and Cash Equivalents

        Cash and cash equivalents include cash on hand, cash in the bank and short-term investments with an original maturity of three months or less when purchased. Cash overdrafts of $3,306,000 and $3,890,000 were included in accounts payable as of September 30, 2007 and 2006, respectively.

        The Company maintains cash accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses from maintaining cash accounts in excess of such limits. Management believes that it is not exposed to any significant credit risks on its cash accounts.

  e. Investments

        The Company's investments may be classified as either held-to-maturity or available-for-sale. Held-to-maturity securities represent those securities that the Company has both the intent and ability to hold to maturity and are carried at amortized cost. Interest on these securities, as well as amortization of discounts and premiums, is included in interest income. Available-for-sale securities represent those securities that do not meet the classification of held-to-maturity, are not actively traded and are carried at fair value, which approximates amortized cost. Unrealized gains and losses on these securities are excluded from earnings and are reported as a separate component of stockholders' equity

MOTHERS WORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

until realized. When available-for-sale securities are sold, the cost of the securities is specifically identified and is used to determine the realized gain or loss.

        The Company's short-term investments as of September 30, 2007 were classified as available-for-sale and consisted exclusively of auction rate securities with the cost equal to the fair value. These securities had liquidity provisions at specified interest rate reset dates, typically every 7, 28 or 35 days, and the original maturity of the securities was beyond three months. There were no realized gains or losses associated with available-for-sale investments in fiscal 2007, 2006, or 2005.

  f. Inventories

        Inventories are valued at the lower of cost or market. Cost is determined by the "first-in, first-out" (FIFO) method. Inventories of goods manufactured by the Company include the cost of materials, freight, direct labor, and manufacturing and distribution overhead.

  g. Property, Plant and Equipment

        Property, plant and equipment are stated at cost. Depreciation and amortization are computed for financial reporting purposes on a straight-line basis, using service lives ranging principally from five to ten years for furniture and equipment and forty years for the building. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or their useful life. The cost of assets sold or retired and the related accumulated depreciation or amortization are removed from the accounts with any resulting gain or loss included in net income (loss). Maintenance and repairs are expensed as incurred except for the capitalization of major renewals and betterments that extend the life of the asset. Long-lived assets are reviewed for impairment whenever adverse events, or changes in circumstances or business climate indicate that the carrying value may not be recoverable. Factors used in the evaluation include, but are not limited to, management's plans for future operations, brand initiatives, recent operating results and projected cash flows. If the associated undiscounted cash flows are insufficient to support the recorded asset, an impairment loss is recognized to reduce the carrying value of the asset. The amount of the impairment loss is determined by comparing the discounted expected future cash flows with the carrying value.

        During fiscal 2007, 2006 and 2005, the Company recorded impairment write-downs of property, plant and equipment totaling $1,776,000, $2,578,000 and $3,151,000, respectively, on a pre-tax basis.

  h. Goodwill and Intangible Assets

        Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations. Goodwill is reviewed for impairment at least annually in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." Management determined that the Company has one reporting unit for purposes of applying SFAS No.142 based on its reporting structure. The Company makes its assessment of impairment as of September 30 of each fiscal year. The fair value of the Company's single reporting unit at each measurement date is determined based on the fair market value of the Company's outstanding common stock on a control basis and, if necessary, an outside independent valuation is obtained to determine the fair value.

MOTHERS WORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Based on these assessments, no impairment loss was required to be recognized at any of the measurement dates. The Company plans to perform an annual assessment for goodwill impairment at the end of each fiscal year or as impairment indicators arise. If the fair market value of the Company's outstanding common stock on a control basis were to significantly decline in the future, the goodwill could potentially become impaired.

        Intangible assets with definite useful lives, which primarily consist of lease acquisition costs, are amortized over the lease term. Management reviews the carrying amount of these intangible assets as impairment indicators arise, to assess the continued recoverability based on future undiscounted cash flows and operating results from the related asset, future asset utilization and changes in market conditions. During fiscal 2007, 2006 and 2005, the Company recorded write-downs of intangible assets totaling $5,000, $34,000 and $14,000, respectively, on a pre-tax basis. The Company has not identified any unamortizable intangible assets. Aggregate amortization expense of intangible assets in fiscal 2007, 2006 and 2005 was $153,000, $199,000 and $209,000, respectively.

        Estimated amortization expense for the next five fiscal years is as follows (in thousands):

Fiscal Year
2008	$129
2009	115
2010	99
2011	74
2012	47

  i. Interest Rate Derivatives

        The Company mitigates a portion of its floating rate interest risk on variable rate long-term debt through an interest rate swap agreement. In accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," the Company recognizes the derivative on the balance sheet at fair value. On the date the derivative instrument was entered into the Company designated it as a hedge of the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow hedge"). Changes in the fair value of a derivative that is designated as, and meets all the criteria for, a cash flow hedge are recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings. The Company formally documents the relationship between hedging instruments and hedged items. The Company also formally assesses at the inception of the hedge and on a quarterly basis, whether the derivative is highly effective in offsetting changes in cash flows of the hedged item. Any portion of the change in fair value of the derivative associated with hedge ineffectiveness is included in current earnings. As of September 30, 2007 and for the year then ended, the Company's interest rate swap was determined to have no ineffectiveness.

  j. Deferred Financing Costs

        Deferred financing costs (see Note 9) are amortized to interest expense over the term of the related debt agreement. Amortization expense of deferred financing costs in fiscal 2007, 2006, and 2005 was $437,000, $689,000, and $588,000, respectively. In connection with debt extinguishments, in fiscal

MOTHERS WORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

2007 and 2006 the Company wrote off $2,173,000 and $213,000 of unamortized deferred financing costs (see Note 9).

        Estimated amortization expense of deferred financing costs for the next five fiscal years is as follows (in thousands):

Fiscal Year
2008	$262
2009	253
2010	250
2011	247
2012	181

  k. Deferred Rent

        Rent expense on operating leases, including rent holidays and scheduled rent increases, is recorded on a straight-line basis over the term of the lease commencing on the date the Company takes possession of the leased property, which is generally four to six weeks prior to a store's opening date. The net excess of rent expense over the actual cash paid has been recorded as deferred rent in the accompanying Consolidated Balance Sheets. Tenant improvement allowances are also included in the accompanying Consolidated Balance Sheets as deferred rent liabilities and are amortized as a reduction of rent expense over the term of the lease from the possession date.

  l. Treasury (Reacquired) Shares

        Shares repurchased are retired and treated as authorized but unissued shares, with the cost in excess of par value of the reacquired shares charged to additional paid-in capital and the par value charged to common stock.

  m. Fair Value of Financial Instruments

        The carrying values of cash and cash equivalents, investments, trade receivables and accounts payable approximate fair value due to the short-term nature of those instruments. A substantial portion of the Company's long-term debt bears interest at variable rates, which adjust based on market conditions and the carrying value of the long-term debt approximates fair value. A portion of the Company's floating rate interest risk on variable rate long-term debt is mitigated through an interest rate swap agreement. As of September 30, 2007, the estimated fair value of the interest rate swap was an unrealized loss of $480,000.

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

MOTHERS WORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  o. Other Revenues

        Included in net sales are revenues earned by the Company through a variety of marketing partnership programs utilizing the Company's opt-in customer database and various in-store marketing initiatives, focused on baby and parent-related products and services.

  p. Cost of Goods Sold

        Cost of goods sold in the accompanying Consolidated Statements of Operations includes: merchandise costs (including customs duty expenses), expenses related to inventory shrinkage, product-related corporate expenses (including expenses related to payroll, benefit costs and operating expenses of the Company's buying departments), inventory reserves (including lower of cost or market reserves), inbound freight charges, purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs, and the other costs of the Company's distribution network.

  q. Shipping and Handling Fees and Costs

        The Company includes shipping and handling revenue earned from its catalog and e-commerce activities in net sales. Shipping and handling costs, which are included in cost of goods sold in the accompanying Consolidated Statements of Operations, include shipping supplies, related labor costs and third-party shipping costs.

  r. Selling, General and Administrative Expenses

        Selling, general and administrative expenses in the accompanying Consolidated Statements of Operations includes: advertising and marketing expenses, corporate administrative expenses, store expenses (including store payroll and store occupancy expenses), store opening and store closing expenses, and store asset impairment charges.

  s. Advertising Costs

        The Company expenses the costs of advertising when the advertising occurs. Advertising expenses were $8,887,000, $9,908,000, and $10,591,000 in fiscal 2007, 2006, and 2005, respectively.

  t. Income Taxes

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

  u. Accounting for Stock-Based Compensation

        Effective October 1, 2005, the Company adopted SFAS No. 123(R), "Share-Based Payment," using the modified prospective application method. Prior to adopting SFAS No. 123(R), the Company followed the intrinsic value method of accounting for stock-based employee compensation in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to

MOTHERS WORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Employees," and related interpretations. On September 27, 2005, the Compensation Committee of the Company's Board of Directors approved, and the Board ratified, the acceleration of the vesting of all outstanding stock options having per share exercise prices of $23.50 or more. Options to purchase 133,500 shares, having exercise prices ranging from $23.62 to $37.05 per share, were affected by the vesting acceleration. The closing price of the Company's common stock on September 26, 2005 (the trading day prior to the vesting acceleration) was $11.31 per share. The primary purpose of this accelerated vesting program was to eliminate the compensation expense associated with these stock options that the Company would otherwise have been required to recognize in future financial statements pursuant to SFAS No. 123(R). The amount of future compensation expense that was avoided in connection with this acceleration was approximately $1.3 million, net of tax.

        For the years ended September 30, 2007 and 2006, the Company recognized stock-based compensation expense of $2,101,000 and $2,796,000, which is before the related income tax benefits of $819,000 and $1,090,000, respectively, under the provisions of SFAS No. 123(R). For the year ended September 30, 2005, no compensation expense was recognized for stock option awards granted at fair market value under the provisions of APB Opinion No. 25. The following table illustrates the pro forma effect on net loss and earnings per share if the Company had accounted for its stock option plans prior to October 1, 2005, using the fair value method of accounting under SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure":

Year Ended September 30, 2005
(in thousands, except per share amounts)
Net loss:
As reported	$(175)
Deduct total stock-based compensation expense determined under fair value-based method for all awards, net of tax	(2,949)

Pro forma net loss	$(3,124)

Net loss per share—Basic:
As reported	$(0.03)
Pro forma	(0.60)
Net loss per share—Diluted:
As reported	$(0.03)
Pro forma	(0.60)

  v. Earnings per Share

        Basic earnings per share ("Basic EPS") is computed by dividing net income (loss) by the weighted average number of common shares outstanding, excluding restricted stock awards for which the restrictions have not lapsed. Diluted earnings per share ("Diluted EPS") is computed by dividing net income (loss) by the weighted average number of common shares outstanding, after giving effect to the potential dilution, if applicable, from the assumed lapse of restrictions on restricted stock awards and

MOTHERS WORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

from the exercise of securities, such as stock options and warrants, into shares of common stock as if those securities were exercised (see Note 12).

        The following table summarizes those effects for the diluted earnings per share calculation (in thousands):

	Year Ended September 30,
	2007	2006	2005
Average number of shares outstanding—Basic	5,802	5,348	5,242
Incremental shares from the assumed lapse of restrictions on restricted stock awards	—	—	—
Incremental shares from the assumed exercise of outstanding stock options and warrants	—	243	—

Average number of shares outstanding—Diluted	5,802	5,591	5,242

        Stock options totaling 35,030 of the Company's common stock were outstanding as of September 30, 2006, but were not included in the computation of diluted earnings per share for fiscal 2006 as their effect would have been antidilutive. Options, warrants and restricted stock totaling 962,220 and 1,355,050 shares of the Company's common stock were outstanding as of September 30, 2007 and 2005, but were not included in the computation of diluted earnings per share for fiscal 2007 and 2005, due to the Company's net loss position. Had the Company reported a profit for fiscal 2007 and 2005, the average number of dilutive shares outstanding would have been approximately 6,135,000 and 5,368,000, respectively.

  w. Statements of Cash Flows

        In fiscal 2007, 2006, and 2005, the Company paid interest of $10,415,000, $14,748,000, and $14,470,000, respectively, and made income tax payments, net of refunds, of $(972,000), $5,352,000, and $708,000, respectively. In fiscal 2005, the Company acquired equipment with a cost of $1,438,000 under a capital lease obligation.

  x. Business and Credit Risk

        Financial instruments, primarily cash and cash equivalents, investments and accounts receivable, potentially subject the Company to concentrations of credit risk. The Company limits its credit risk associated with cash and cash equivalents and investments by placing such investments in highly liquid funds and instruments. Receivables associated with third-party credit cards are processed by financial institutions, which are monitored for financial stability. The Company is dependent on key suppliers to provide sufficient quantities of inventory at competitive prices. No single supplier represented 10% or more of net purchases in fiscal 2007, 2006, or 2005. A majority of the Company's purchases during fiscal 2007, 2006 and 2005 were imported. Management believes that any event causing a disruption of imports from any specific country could be mitigated by moving production to readily available alternative sources.

MOTHERS WORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  y. Insurance

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

  z. Store Preopening Costs

        Non-capital expenditures, such as payroll costs incurred prior to the opening of a new store, are charged to expense in the period in which they were incurred.

  aa. New Accounting Pronouncements

        In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes." FASB Interpretation No. 48 provides guidance for the recognition and measurement of uncertain tax positions in an enterprise's financial statements. Recognition involves a determination of whether it is more likely than not that a tax position will be sustained upon examination with the presumption that the tax position will be examined by the appropriate taxing authority that would have full knowledge of all relevant information. This interpretation is effective for fiscal years beginning after December 15, 2006. Early adoption is permitted if the enterprise has not issued financial statements, including interim financial statements, in the period of adoption. The impact from adoption of FASB Interpretation No. 48, if any, on the Company's consolidated financial position or results of operations has not yet been determined.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial assets and liabilities that are measured at fair value on a recurring basis for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The FASB has issued a one-year deferral of SFAS 157's fair value measurement requirements for non-financial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. The impact from adoption of SFAS No. 157, if any, on the Company's consolidated financial position or results of operations has not yet been determined.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value and requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The impact from adoption of SFAS No. 159, if any, on the Company's consolidated financial position or results of operations has not yet been determined.

MOTHERS WORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INVENTORIES

        Inventories as of September 30 were comprised of the following (in thousands):

	2007	2006
Finished goods	$91,860	$86,937
Work-in-progress	2,947	2,736
Raw materials	5,678	4,586

	$100,485	$94,259

4. PROPERTY, PLANT AND EQUIPMENT, NET

        Property, plant and equipment as of September 30 was comprised of the following (in thousands):

	2007	2006
Land	$1,400	$1,400
Building and improvements	13,009	12,762
Furniture and equipment	61,793	56,608
Leasehold improvements	104,030	103,160

	180,232	173,930
Less: accumulated depreciation and amortization	(111,581)	(102,500)

	$68,651	$71,430

        Furniture and equipment includes equipment acquired under a capital lease obligation on December 1, 2004. As of September 30, 2007, this equipment had a cost of $1,107,000 and accumulated amortization of $609,000 (see Note 9).

        During fiscal 2007, 2006, and 2005, the Company recorded pre-tax charges under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," of $1,776,000, $2,578,000, and $3,151,000, respectively, related to the impairment of leasehold improvements and furniture and equipment at certain of its retail locations.

        As of September 30, 2007 and 2006, $207,000 and $700,000 of assets (not included above) were separately reflected in the accompanying Consolidated Balance Sheets as "Assets held for sale". The Assets held for sale relate to manufacturing and warehouse facilities located in Costa Rica that were acquired in the purchase of iMaternity (see Note 5).

        The three Costa Rica facilities that were acquired in the purchase of iMaternity were shut down during fiscal 2002, and have been either sold or marketed for sale and are not being depreciated. One of these facilities was sold in fiscal 2007 for $493,000 and one was sold in fiscal 2006 for $225,000. The remaining Costa Rica manufacturing and warehousing facility is expected to be sold during fiscal 2008. The carrying values of the Costa Rican facilities were reduced by $275,000 during fiscal 2005 to their estimated realizable values, which were determined based on purchase offers from interested parties, less estimated selling costs.

MOTHERS WORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. EXIT/RESTRUCTURING ACTIVITIES RELATED TO ACQUISITION

        A summary of the charges incurred and reserves recorded in connection with the eSpecialty Brands, LLC ("iMaternity") acquisition on October 17, 2001 for exit/restructuring activities during fiscal 2006 and 2005 is as follows (in thousands):

	Lease Termination Fees	Severance	Exit and Other Costs	Total
Reserves recorded in purchase accounting	$4,200	$2,587	$2,150	$8,937

Balance—September 30, 2004	$249	$400	$201	$850
Payments during fiscal 2005	(249)	(200)	(169)	(618)

Balance—September 30, 2005	—	200	32	232
Payments during fiscal 2006	—	(200)	(32)	(232)

Balance—September 30, 2006	$—	$—	$—	$—

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

        As of September 30, accrued expenses and other current liabilities were comprised of the following (in thousands):

	2007	2006
Employee compensation and benefits	$11,106	$14,657
Income taxes payable	1,768	1,565
Interest	1,562	2,273
Deferred rent	4,014	4,192
Sales taxes	3,561	3,170
Insurance	1,664	1,892
Audit and legal	4,814	4,137
Remaining payout for redeemed Series A Preferred Stock	679	679
Accrued store construction costs	442	681
Gift certificates and store credits	4,591	3,895
Other	7,432	7,312

	$41,633	$44,453

7. DEFERRED RENT AND OTHER NON-CURRENT LIABILITIES

        As of September 30, deferred rent and other non-current liabilities were comprised of the following (in thousands):

	2007	2006
Deferred rent	$24,798	$27,410
Less: current portion included in accrued expenses and other current liabilities	(4,014)	(4,192)

Non-current deferred rent	20,784	23,218
Other	3,460	1,423

	$24,244	$24,641

MOTHERS WORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. LINE OF CREDIT

        On October 15, 2004, the Company entered into a five-year $60,000,000 senior secured revolving credit facility (the "Credit Facility"), which replaced the former $60 million credit facility. On March 13, 2007, in connection with the refinancing of its senior long-term debt, the Company amended the Credit Facility in order to permit the refinancing transaction (see Note 9). This amendment of the Credit Facility also extended its maturity from October 15, 2009 to March 13, 2012, increased its size to $65,000,000, and reduced the LIBOR-based interest rate option under the facility by 0.25%. Upon the Company's request and with the consent of the lender, permitted borrowings under the Credit Facility may be increased up to an additional $20,000,000, in increments of $2,500,000, up to a maximum limit of $85,000,000. Proceeds from advances under the Credit Facility, with certain restrictions, may be used to provide financing for working capital, letters of credit, capital expenditures, debt prepayments, dividends, share repurchases and other general corporate purposes. The Company paid certain closing fees in connection with the negotiation and execution of the Credit Facility, as amended. The Company also pays an unused line fee under the Credit Facility and certain early termination fees would be owed if the Credit Facility is terminated prior to March 13, 2009.

        The Credit Facility contains various affirmative and negative covenants and representations and warranties. There are no financial covenant requirements under the Credit Facility unless Excess Availability (as defined in the agreement) falls below 10% of the Borrowing Base (as defined in the agreement), in which case the Company would be required to meet a certain minimum fixed charge coverage ratio (which increases from 1.00x to 1.10x during the term of the Credit Facility). Prior to amendment on March 13, 2007, the Credit Facility had no financial covenant requirements unless either (i) Excess Availability fell below $10 million, or (ii) average Financial Covenant Adjusted Availability (as defined prior to amendment) for any calendar month was less than $15 million. During all of fiscal 2007, 2006 and 2005, the Company exceeded the then applicable requirements under the then effective Credit Facility and was not subject to any financial covenants. The Credit Facility is secured by a security interest in the Company's accounts receivable, inventory, real estate interests, letter of credit rights, cash, intangibles and certain other assets. The security interest granted to the Credit Facility Lender is, in certain respects, subordinate to the security interest granted to the Term Lenders. The interest rate on outstanding borrowings is equal to, at the Company's election, either the lender's prime rate or the lender's LIBOR rate plus the applicable margin. The applicable margin for LIBOR rate borrowings is variable, ranging from 1.00% to 1.50%, based upon the availability calculation made in accordance with the Credit Facility. The applicable margin for LIBOR rate borrowings, based upon the availability calculation made in accordance with the agreement, has been the lowest available margin since the inception of the Credit Facility.

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

        As of September 30, 2007, outstanding borrowings under the Credit Facility consisted of no direct borrowings and $7,019,000 in letters of credit with $57,981,000 of availability under the credit line,

MOTHERS WORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. LINE OF CREDIT (Continued)

compared to no direct borrowings and $8,460,000 in letters of credit with $51,540,000 of availability under the credit line as of September 30, 2006. Borrowings under the Credit Facility as of September 30, 2007 would have borne interest at a rate of between approximately 6.12% and 7.75% per annum. During fiscal 2007 and 2006, the Company's average level of direct borrowings under the Credit Facility was $1,040,000 and $332,000, respectively.

9. LONG-TERM DEBT

        The following table summarizes the Company's long-term debt as of September 30 (in thousands):

	2007	2006
Senior secured Term Loan B, interest is variable (7.86% as of September 30, 2007; effective rate of 7.58% including effect of interest rate swap), principal of $225 due quarterly through December 31, 2012 with the remaining balance due March 13, 2013	$89,775	$—
11 1/4% senior notes (net of unamortized discount)	—	114,130
Industrial Revenue Bond, interest is variable (5.48% as of September 30, 2007), principal due annually until September 1, 2020 (collateralized in full by a standby letter of credit)	2,665	2,810
Government Mortgage Notes:
Interest at 3.0%, principal due monthly until May 1, 2011 (collateralized by a second mortgage on certain property and equipment at the Company's headquarters)	575	721
Interest at 2.0%, principal due monthly until March 1, 2011 (collateralized by certain equipment at the Company's headquarters)	78	100
Capital Lease Obligation:
Equipment lease, interest at 6.75%, payments due monthly until November 30, 2007 (collateralized by certain equipment at the Company's headquarters)	87	588

	93,180	118,349
Less: current portion	(1,534)	(814)

	$91,646	$117,535

MOTHERS WORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. LONG-TERM DEBT (Continued)

        Long-term debt maturities as of September 30, 2007 are as follows (in thousands):

Fiscal Year
2008	$1,535
2009	1,237
2010	1,248
2011	1,196
2012	860
2013 and thereafter	87,105

93,181
Less: amount representing interest on capital lease obligation	(1)

$93,180

        In August 2006, the Company's Board of Directors authorized the repurchase of up to $10.0 million principal amount of the Company's 11 1/4% senior notes (the "Senior Notes"). During August and September 2006, the Company completed the repurchase of the authorized amount in two transactions at an aggregate of 105.832% of the $10.0 million principal amount, plus accrued and unpaid interest. In connection with the August and September 2006 repurchases, the Company recorded pre-tax charges totaling $873,000, representing the premium paid plus the write-off of unamortized debt issuance discount and deferred financing costs.

        In November 2006, the Company's Board of Directors authorized the repurchase of $25,000,000 principal amount of the Senior Notes. On December 8, 2006, the Company completed the repurchase of the authorized amount at 105.625% of the $25,000,000 principal amount, plus accrued and unpaid interest. In connection with the December 2006 repurchase, the Company recorded a pre-tax charge totaling $2,093,000, representing the premium paid of $1,406,000 plus the write-off of unamortized debt issuance discount and deferred financing costs of $687,000. On April 18, 2007, the Company completed the redemption of the remaining outstanding amount of its Senior Notes at 105.625% of the $90,000,000 principal amount, plus accrued and unpaid interest. In connection with the April 2007 redemption, the Company recorded a pre-tax charge totaling $7,330,000, representing the premium paid of $5,063,000 plus the write-off of unamortized debt issuance discount and deferred financing costs of $2,267,000.

        On March 13, 2007, the Company entered into a Term Loan and Security Agreement (the "Term Loan Agreement") for a $90,000,000 senior secured Term Loan B due March 13, 2013 (the "Term Loan"), the proceeds of which were received on April 18, 2007 and were used to redeem the remaining $90,000,000 principal amount of the Senior Notes. The interest rate on the Term Loan is equal to, at the Company's election, either (i) the prime rate plus 1.00%, or (ii) the LIBOR rate plus the applicable margin. The applicable margin is initially fixed at 2.50% through and including the fiscal quarter ending September 30, 2007. Thereafter, the applicable margin for LIBOR rate borrowings is either 2.25% or 2.50%, depending on the Company's Consolidated Leverage Ratio (as defined). The Company is required to make minimum repayments of the principal amount of the Term Loan in quarterly installments of $225,000 each. Additionally, the Term Loan can be prepaid at the Company's option, in part or in whole, at any time without any prepayment premium or penalty. The Term Loan is secured by a security interest in the Company's accounts receivable, inventory, real estate interests, letter of credit rights, cash, intangibles and certain other assets. The security interest granted to the

MOTHERS WORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. LONG-TERM DEBT (Continued)

Term Lenders is, in certain respects, subordinate to the security interest granted to the Credit Facility Lender. The Term Loan Agreement imposes certain restrictions on the Company's ability to, among other things, incur additional indebtedness, pay dividends, repurchase stock, and enter into other various types of transactions. The Term Loan Agreement also contains quarterly financial covenants that require the Company to maintain a specified maximum permitted Consolidated Leverage Ratio and a specified minimum permitted Consolidated Interest Coverage Ratio (as defined). During all of fiscal 2007 since inception of the Term Loan the Company was in compliance with the financial covenants of its Term Loan Agreement. Any amounts outstanding under the Term Loan may be accelerated and become due and payable immediately upon an event of default and expiration of any applicable cure period. Events of default include: (i) nonpayment of obligations due under the Term Loan, (ii) failure to perform any covenant or agreement contained in the Term Loan, (iii) material misrepresentations, (iv) failure to pay, or certain other defaults under, other material indebtedness of the Company, (v) certain bankruptcy or insolvency events, (vi) a change of control, (vii) material uninsured losses, (viii) indictments of the Company or senior management in a material forfeiture action, and (ix) customary ERISA defaults, among others.

        In order to mitigate the Company's floating rate interest risk on the variable rate Term Loan, the Company entered into an interest rate swap agreement with the Agent bank for the Term Loan that commenced on April 18, 2007, the date the $90,000,000 Term Loan proceeds were received, and expires on April 18, 2012. The interest rate swap agreement enables the Company to effectively convert an amount of the Term Loan equal to the notional amount of the interest rate swap from a floating interest rate of LIBOR plus 2.50% (subject to reduction to LIBOR plus 2.25% if the Company achieves a specified leverage ratio), to a fixed interest rate of 7.50% (subject to reduction to 7.25% if the Company achieves a specified leverage ratio) for the significant majority of the Term Loan. The notional amount of the interest rate swap was $75,000,000 at the inception of the swap agreement and decreases over time to a notional amount of $5,000,000 at the expiration date. The notional amount of the swap was $70,000,000 as of September 30, 2007 and over the next eighteen months decreases as follows: to $65,000,000 starting October 18, 2007; to $57,500,000 starting April 18, 2008; and to $50,000,000 starting October 20, 2008. As of September 30, 2007, the estimated fair value of the interest rate swap was an unrealized loss of $480,000, which was included in deferred rent and other non-current liabilities in the accompanying Consolidated Balance Sheet. During the year ended September 30, 2007, pretax gains of $121,000 associated with the exchange of interest rate payments under the swap agreement were included as a reduction of interest expense. The Company expects to reclassify $161,000 of unrealized loss from accumulated other comprehensive loss into interest expense in fiscal 2008.

        In connection with the issuance of the Term Loan and the amendment of the Credit Facility (see Note 8), the Company incurred deferred financing costs of $1,065,000. These deferred financing costs are being amortized and included in interest expense over the term of the related debt agreement.

        On December 1, 2004, the Company amended an existing operating lease for certain equipment in its main distribution facility, extending the remaining lease term to November 30, 2007 (the "Primary Term Expiration Date"). The amended lease was determined to be a capital lease in accordance with the provisions of SFAS No. 13, "Accounting for Leases." The lease provides for monthly rental payments through the Primary Term Expiration Date with a final installment of one dollar to purchase the equipment.

MOTHERS WORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. COMMON AND PREFERRED STOCK

        The Company has authorization to issue up to 2,000,000 shares of preferred stock, par value $0.01 with 41,000 shares authorized Series A Cumulative Convertible Preferred Stock and 300,000 shares authorized Series B Junior Participating Preferred Stock ("Series B Preferred Stock"). There was no preferred stock issued or outstanding as of September 30, 2007 or 2006.

        The Series B Preferred Stock can be purchased in units equal to one one-thousandth of a share (the "Series B Units") under the terms of the Rights Agreement (see Note 11). The holders of the Series B Units are entitled to receive dividends when and if declared on common stock. Series B Units are junior to the common stock for both dividends and liquidations. Each Series B Unit votes as one share of common stock.

11. RIGHTS AGREEMENT

        On October 9, 2005, the Company entered into an Amended and Restated Rights Agreement to renew its then existing Rights Agreement (collectively referred to as the "Rights Agreement") that would otherwise have expired on October 9, 2005. Under the Rights Agreement, the Company provided and will provide one Right (the "Right") for each share of Mothers Work common stock now or hereafter outstanding. Under certain limited conditions, as defined in the Rights Agreement, each Right entitles the registered holder to purchase from the Company one Series B Unit at $85 per share, subject to adjustment. The Rights expire on October 9, 2015 (the "Final Expiration Date").

        The Rights Agreement provides the independent directors of the Company with some discretion in determining when the Distribution Date (as defined in the Rights Agreement) shall occur and the date until which the Rights may be redeemed. In addition, the Rights Agreement exempts from its operation any person that acquires, obtains the right to acquire, or otherwise obtains beneficial ownership of 15.0% or more of the then outstanding shares of the Company's common stock (an "Acquiring Person") without any intention of changing or influencing control of the Company provided that such person, as promptly as practicable, divests himself or itself of a sufficient number of shares of common stock so that such person would no longer be an Acquiring Person.

        The Rights are not exercisable until the Distribution Date, which will occur upon the earlier of (i) ten business days following a public announcement that an Acquiring Person has acquired beneficial ownership of 15.0% or more of the Company's outstanding common stock, and ten business days following the commencement of a tender offer or exchange offer that would result in a person or group owning 15.0% or more of the Company's outstanding common stock, or (ii) such later date as may be determined by action of a majority of the independent directors. The Rights have certain anti-takeover effects. The Rights will cause substantial dilution to a person or group that attempts to acquire the Company without conditioning the offer on the redemption of the Rights.

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

MOTHERS WORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. EQUITY AWARD PLANS AND WARRANTS

        The Company has three equity award plans: the Director Stock Option Plan (the "Director Plan"), the Amended and Restated 1987 Stock Option Plan (the "1987 Plan") and the 2005 Equity Incentive Plan (the "2005 Plan"). The Director Plan expired on December 31, 2004 and no further awards may be granted under that plan. Options issued under the Director Plan will remain outstanding until they have expired, been exercised or have otherwise terminated. Under the 1987 Plan, as amended and restated, officers and certain employees, including outside directors, may be granted options to purchase the Company's common stock with exercise prices as determined by the Compensation Committee of the Board of Directors that are no lower than the fair market value of the stock at the date of grant. The 1987 Plan will expire on December 9, 2007, at which time options issued under the 1987 Plan will remain outstanding until they have expired, been exercised or have otherwise terminated. No further awards may be granted under the 1987 Plan after December 9, 2007. Up to a total of 2,175,000 options were able to be issued under the 1987 Plan and the Director Plan (including up to a total of 200,000 options which were issuable under the Director Plan). In January 2006, the stockholders of the Company approved the adoption of the 2005 Plan. Under the 2005 Plan, employees, directors, consultants and other individuals who provide services to the Company, may be granted awards in the form of options, stock appreciation rights, restricted stock or restricted stock units. Up to 500,000 shares of the Company's common stock may be issued in respect of awards under the 2005 Plan, with no more than 250,000 of those shares permitted to be issued in respect of restricted stock or restricted stock units granted under the 2005 Plan, and awards of options to purchase the Company's common stock will have exercise prices as determined by the Compensation Committee of the Board of Directors that are no lower than the fair market value of the stock on the date of grant.

        No options have been granted by the Company with an exercise price less than the fair market value of the Company's common stock on the date of grant for any of the periods presented. The majority of the options issued under the plans vest ratably over a five-year period, although some options vest immediately, and options issued under the plans generally expire ten years from the date of grant. Restricted stock awards issued under the 2005 Plan have restrictions that lapse ratably over periods ranging from one to five years. On December 13, 2006, the Board of Directors modified the compensation structure for its non-employee directors and, effective January 19, 2007, each outside director will be granted 2,000 shares of restricted stock on an annual basis that will vest one year from the date of grant. The Company issues new shares upon exercise of vested options. As of September 30, 2007, there were 471,987 shares of the Company's common stock available for grant under the plans, of which 117,967 shares were available under the 1987 Plan (which expires December 9, 2007), with no more than 129,020 of those shares permitted to be issued in respect of restricted stock or restricted stock units granted under the 2005 Plan.

MOTHERS WORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. EQUITY AWARD PLANS AND WARRANTS (Continued)

        Stock option activity for all plans was as follows:

	Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
	(in thousands)		(years)	(in thousands)
Balance—September 30, 2006	1,088	$13.99
Granted	—	—
Exercised	(218)	17.21
Forfeited	(28)	17.91
Expired	(1)	11.55

Balance—September 30, 2007	841	13.23	5.8	$5,561

Exercisable—September 30, 2007	534	$12.56	4.5	$3,820

        As of September 30, 2007, $5,347,000 of total unrecognized compensation cost related to non-vested awards is expected to be recognized over a weighted-average period of 1.6 years. During the years ended September 30, 2007, 2006, and 2005, the total intrinsic value of options exercised was $6,517,000, $5,085,000, and $364,000, respectively. The total cash received from these option exercises was $3,737,000, $4,913,000,and $485,000, respectively, and the actual tax benefit realized for the tax deductions from these option exercises was $2,541,000, $1,983,000, and $115,000, respectively. During fiscal 2005, options to purchase 27,270 shares of common stock with an aggregate exercise price of $307,000 were exercised by the option holders tendering 20,286 shares of the Company's common stock, which were held by the option holders. During fiscal 2007, $1,422,000 of compensation cost recognized in fiscal 2006 and recorded as a liability was reclassified to additional paid-in capital in conjunction with a modification of the original award.

        On September 27, 2005, the Company accelerated the vesting of all outstanding stock options having per share exercise prices of $23.50 or more. Options to purchase 133,500 shares, having exercise prices ranging from $23.62 to $37.05 per share, were affected by the vesting acceleration.

        No options were granted during fiscal 2007. The weighted average fair value of the stock options granted during fiscal 2006 and 2005 was estimated to be $8.60 and $8.74, respectively. The weighted average fair value of each option granted is calculated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended September 30,
	2007	2006	2005
Dividend yield	—	none	none
Expected price volatility	—	58%	61%
Risk-free interest rates	—	4.5%	4.0%
Expected lives	—	6.4 years	8.0 years

        Expected volatility was determined using a weighted average of the historic volatility of the Company's common stock as of the option grant date measured over a period equal to the expected life of the grant. Risk-free interest rates were based on the U. S. Treasury yield curve in effect at the

MOTHERS WORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. EQUITY AWARD PLANS AND WARRANTS (Continued)

date of the grant. Expected lives were determined using the simplified method, which measures the average of the option vesting term and the option contractual term.

        The following table summarizes information about stock options outstanding as of September 30, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	(in thousands)			(in thousands)
$ 7.40 to $ 8.00	38	4.1	$7.70	38	$7.70
8.01 to 9.00	55	1.3	8.99	55	8.99
9.01 to 10.00	171	2.2	9.39	171	9.39
10.01 to 12.00	169	7.5	10.06	51	10.16
12.01 to 13.00	239	7.2	12.84	129	12.85
13.01 to 15.00	35	7.4	14.21	20	13.94
15.01 to 23.50	43	8.1	21.33	8	20.01
23.51 to 24.00	27	6.2	23.62	27	23.62
24.01 to 37.00	57	7.6	29.37	28	29.05
37.01 to 37.05	7	5.2	37.05	7	37.05

$ 7.40 to $37.05	841	5.8	$13.23	534	$12.56

        Restricted stock activity for the 2005 Plan was as follows:

	Outstanding Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested—September 30, 2006	—	$—
Granted	123	45.97
Forfeited	(2)	41.75

Nonvested—September 30, 2007	121	$46.04

        In connection with the acquisition of iMaternity on October 17, 2001 (see Note 5), the Company issued to the sellers warrants to purchase 350,000 shares of the Company's common stock at an exercise price of $22.50 per share (the "Warrants"). The Warrants were immediately vested upon grant and were exercisable for seven years from the date of grant. In the fourth quarter of fiscal 2006, certain holders of the Warrants turned in Warrants to purchase 125,000 shares of the Company's common stock and were issued 53,873 shares of the Company's common stock pursuant to cashless exercise net issuance elections. As of September 30, 2007 and 2006, there were no remaining Warrants outstanding.

MOTHERS WORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. INCOME TAXES

        For the years ended September 30, the income tax provision (benefit) was comprised of the following (in thousands):

	2007	2006	2005
Current provision	$2,898	$5,104	$419
Deferred provision (benefit)	(3,067)	715	(1,299)

	$(169)	$5,819	$(880)

Federal provision (benefit)	$(275)	$4,988	$(704)
State provision (benefit)	106	831	(176)

	$(169)	$5,819	$(880)

        The reconciliations of the statutory federal rate to the Company's effective income tax rates for the years ended September 30 were as follows:

	2007	2006	2005
Statutory federal tax rate	(34.0)%	35.0%	(34.0)%
State taxes, net of federal benefit	15.9	4.0	(36.9)
Federal rate adjustment on deferred tax assets	—	—	(14.6)
Other	(12.0)	—	2.1

	(30.1)%	39.0%	(83.4)%

        The deferred tax effects of temporary differences giving rise to the Company's net deferred tax assets as of September 30 were as follows (in thousands):

	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$1,273	$1,273
Depreciation	3,836	1,903
Deferred rent	9,250	10,210
Inventory reserves	995	986
Employee benefit accruals	2,122	1,990
Pension benefits	1,103	—
Stock-based compensation	1,653	1,042
Other accruals	1,415	929
Other	1,465	1,000

	23,112	19,333
Deferred tax liability:
Prepaid expenses	(800)	(772)

	$22,312	$18,561

        As of September 30, 2007, the Company has net operating loss carryforwards for federal tax purposes of $3,637,000, which were acquired in the acquisition of iMaternity and begin to expire in 2021. While the acquired net operating loss carryforwards are subject to certain annual limitations due

MOTHERS WORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. INCOME TAXES (Continued)

to the change in ownership, the Company does not expect the limitations to reduce its ability to ultimately use such carryforwards. The tax benefit of the acquired net operating loss carryforwards was recorded under the purchase method of accounting.

        As of September 30, 2005, management determined that the deferred tax assets should reflect the state tax benefits for several of the states in which the Company is operating. This determination was made in accordance with the provisions of SFAS No. 109. Management determined that no state tax benefits associated with the temporary differences should be reflected for the remaining states in which it is operating, given the continued historical uncertainty related to realizing state tax benefits. Had the state tax benefits been reflected for the remaining states, the deferred tax assets as of September 30, 2007 would be approximately $959,000 higher.

        No valuation allowance has been provided for the net deferred tax assets. Based on the Company's historical levels of taxable income, management believes it is more likely than not that the Company will realize the net deferred tax assets as of September 30, 2007. There can be no assurance that the Company will generate taxable earnings or any specific level of earnings in the future.

14. COMMITMENTS AND CONTINGENCIES

        The Company leases its retail facilities and certain equipment under various non-cancelable operating leases. Certain of these leases have renewal options. Total rent expense under operating leases amounted to $73,012,000, $74,682,000, and $75,634,000 in fiscal 2007, 2006, and 2005, respectively. Such amounts include contingent rentals based upon a percentage of sales totaling $163,000, $103,000, and $28,000 in fiscal 2007, 2006, and 2005, respectively.

        Store operating leases and warehouse leases generally provide for payment of direct operating costs in addition to rent. Future annual minimum operating lease payments, excluding such direct operating costs, as well as leases for equipment rental as of September 30, 2007 are as follows (in thousands):

Fiscal Year
2008	$54,168
2009	49,293
2010	41,399
2011	37,097
2012	30,218
2013 and thereafter	52,607

$264,782

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

MOTHERS WORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. EMPLOYMENT AGREEMENTS

        The Company previously entered into substantially identical employment agreements dated April 28, 2005 with Dan W. Matthias, the Company's Chairman of the Board and Chief Executive Officer, and Rebecca C. Matthias, the Company's President, Chief Creative Officer and Acting Chief Merchandising Officer. On March 2, 2007, the Company entered into new employment agreements with each of Mr. and Ms. Matthias, which new agreements replace the April 28, 2005 agreements. Base compensation for each of Mr. and Ms. Matthias was approximately $532,000, $506,000, and $492,000 for fiscal 2007, 2006, and 2005, respectively. Base compensation for each of Mr. Matthias and Ms. Matthias will increase annually thereafter in an amount to be determined by the Compensation Committee of the Board of Directors, which amount will at least be equal to the annual change in the consumer price index. Also, the agreements provide for salary continuation and severance payments should employment of the executive be terminated under specified conditions, as defined in the agreements. Additionally, each of Mr. and Ms. Matthias are eligible for an annual cash bonus and restricted stock grant based on performance, as specified by the Compensation Committee. The agreements continue in effect until terminated by either the Company or the executive in accordance with the termination provisions of the agreements.

        The Company previously entered into an employment agreement dated April 26, 2005 with Edward M. Krell, who at the time was the Company's Executive Vice President-Chief Financial Officer. On May 15, 2007, the Company entered into a new employment agreement with Mr. Krell in connection with Mr. Krell's promotion to Chief Operating Officer & Chief Financial Officer, which new agreement replaces the April 26, 2005 agreement. Base compensation for Mr. Krell was approximately $471,000, $425,000, and $382,000 for fiscal 2007, 2006, and 2005, respectively, Prior to his promotion on May 15, 2007, Mr. Krell's base salary rate for the 2007 fiscal year was $437,750. After his promotion and for the balance of the 2007 fiscal year his base salary rate was $525,000. Mr. Krell's base compensation is subject to potential increase in the future by the Company in an amount to be determined by the Compensation Committee of the Board of Directors at its discretion. The agreement also provides for salary continuation and severance payments should employment of the executive be terminated under specified conditions, as defined therein. Additionally, Mr. Krell is eligible for an annual cash bonus based on performance, as specified by the Compensation Committee. The agreement continues in effect until terminated by either the Company or the executive in accordance with the termination provisions of the agreement.

16. RETIREMENT PLANS

        On March 2, 2007, the Company entered into Supplemental Executive Retirement Agreements with Mr. and Ms. Matthias (the "SERP Agreements"). The purpose of the SERP Agreements is to provide the executives with supplemental pension benefits following their cessation of employment.

        The amount of the benefit payable under each SERP Agreement is the actuarial present value of a single life annuity equal to 60% of the executive's "deemed final pay," commencing upon cessation of employment. For this purpose, "deemed final pay" means the executive's current base salary, increased by 3% for each new fiscal year that begins before the executive's cessation of employment. This benefit vested 33 1/3% on March 2, 2007. Starting on September 30, 2007 and on each September 30 thereafter until fully vested, the benefit will vest either (i) 15%, if during that entire fiscal year the executive provided continuous full-time service to the Company, or (ii) 7.5%, if during that entire fiscal year the executive provided at least continuous 50% part-time service to the Company. Notwithstanding the

MOTHERS WORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. RETIREMENT PLANS (Continued)

foregoing, the benefit is subject to full acceleration if, following a change in control, the executive's employment ceases due to a termination without cause or a resignation with good reason.

        The Company is accounting for the SERP Agreements in accordance with SFAS 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of SFAS Nos. 87, 88, 106, and 132(R)."

        Changes in the benefit obligation under the SERP Agreements as of September 30 were as follows (in thousands):

2007
Benefit obligation at beginning of year	$—
Service cost	918
Interest cost	68
Prior service cost	1,971

Benefit obligation at end of year	$2,957

        The benefit obligation at end of year was included in deferred rent and other non-current liabilities in the accompanying Consolidated Balance Sheet. No benefits are expected to be paid during the next five fiscal years.

        The components of net periodic pension cost on a pretax basis were as follows for the year ended September 30, 2007 (in thousands):

Service cost	$918
Interest cost	68
Amortization of prior service cost	206

Total net periodic benefit cost	$1,192

        The following weighted-average assumptions were used to determine net periodic benefit cost for the year ended September 30, 2007: discount rate—6.0%; compensation increase rate—3.0%.

        Amounts recorded in accumulated other comprehensive loss as of September 30 were as follows (in thousands):

2007
Initial prior service cost	$(1,971)
Amortization of prior service cost	206

Unrecognized prior service cost	(1,765)
Deferred income tax benefit	689

Unrecognized prior service cost, net of tax	$(1,076)

        The Company expects to amortize $353,000 of prior service cost on a pretax basis from accumulated other comprehensive loss into net periodic pension cost in fiscal 2008.

MOTHERS WORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. RETIREMENT PLANS (Continued)

        The SERP Agreements also provide that the Company will establish a grantor trust, the assets of which will be used to pay benefits under the SERP Agreements (or to satisfy the claims of the Company's general creditors in the event of the Company's bankruptcy or insolvency). The grantor trust will be funded periodically, on an actuarial basis, such that the total assets of the trust from time to time will reasonably approximate the Company's then current obligation under the SERP Agreements (provided that, upon a change in control, the Company has agreed to fully fund the grantor trust, regardless of the extent to which the SERP benefits are then vested). The Company's investment objectives with respect to the grantor trust include having sufficient cash available to fund benefit obligations under the SERP Agreements and generating a total investment return to give greater assurance that the benefit payments are made in a timely manner. The Company's target investment allocations in furtherance of its investment objectives are: 10% equity, 25% core bond, 25% limited duration bond and 40% cash. On April 30, 2007, the Company made an initial contribution to the grantor trust of $2,662,000. On November 27, 2007, the Company made an additional contribution to the grantor trust of $1,160,000. No further contributions are expected to be made during fiscal 2008. As of September 30, 2007, investments in the grantor trust, included in other non-current assets in the accompanying Consolidated Balance Sheet, amounted to $2,709,000. The grantor trust investments were classified as available-for-sale and consisted primarily of fixed income mutual funds with cost that approximated the fair value.

17. EMPLOYEE BENEFIT PLANS

        The Company has a 401(k) savings plan for all employees who have at least six months of service and are at least 18 years of age. Employees can contribute up to 20% of their annual salary. Employees who meet certain criteria are eligible for a matching contribution from the Company based on a sliding scale. Company matches are made in the first quarter of the succeeding calendar year. Company matches vest over a period of approximately six years from each employee's commencement of employment with the Company. Company matching contributions totaling $158,000, $130,000, and $116,000 were made in fiscal 2007, 2006, and 2005, respectively. In addition, the Company may make discretionary contributions to the plan, which vest over a period of approximately six years from each employee's commencement of employment with the Company. The Company has not made any discretionary contributions.

18. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

        Quarterly financial results for the years ended September 30, 2007 and 2006 were as follows (in thousands, except per share amounts):

	Quarter Ended
Fiscal 2007
	09/30/07	06/30/07	03/31/07	12/31/06
Net sales	$135,803	$153,227	$143,857	$148,484
Gross profit	65,984	81,122	76,060	77,050
Net income (loss)	(5,380)	1,033	2,565	1,389
Net income (loss) per share—Basic	(0.92)	0.18	0.44	0.24
Net income (loss) per share—Diluted	(0.92)	0.17	0.41	0.23

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

19. SEGMENT AND ENTERPRISE WIDE DISCLOSURES

        Operating Segment.    Under SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," a company may be required to report segmented information about separately identifiable parts of its business, which both (i) meet the definition of an "operating segment" under SFAS No. 131, and (ii) exceed certain quantitative thresholds established in SFAS No. 131. The Company has determined that its business is comprised of one operating segment: the design, manufacture and sale of maternity apparel and related accessories. While the Company offers a wide range of products for sale, the substantial portion of its products are initially distributed through the same distribution facilities, many of the Company's products are manufactured at common contract manufacturer production facilities, the Company's products are marketed through a common marketing department, and these products are sold to a similar customer base, consisting of expectant mothers.

        Geographic Information.    Information concerning the Company's operations by geographic area are as follows (in thousands):

	Year Ended September 30,
	2007	2006	2005
Net Sales to Unaffiliated Customers
United States	$562,519	$585,272	$547,924
Canada	18,852	17,472	13,703
	September 30, 2007	September 30, 2006
Long-Lived Assets
United States	$67,125	$69,621
Canada	2,102	2,535
Costa Rica	207	700

MOTHERS WORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. SEGMENT AND ENTERPRISE WIDE DISCLOSURES (Continued)

        Major Customers.    For the periods presented, the Company did not have any one customer who represented more than 10% of its net sales.

20. INTEREST EXPENSE, NET

        Interest expense, net for the years ended September 30 is comprised of the following (in thousands):

	2007	2006	2005
Interest expense	$10,226	$15,419	$15,360
Interest income	(378)	(885)	(67)

Interest expense, net	$9,848	$14,534	$15,293

21. RELATED PARTY TRANSACTIONS

        Other than the husband and wife relationship between Mr. Matthias and Ms. Matthias, there are no other family relationships among any other executive officers of the Company.

        A director of the Company currently provides consulting services to Pepper Hamilton LLP, which provides legal services to the Company. The Company paid legal fees to this law firm of $1,061,000, $278,000, and $315,000 in fiscal 2007, 2006, and 2005, respectively. As of September 30, 2007, the Company had amounts outstanding to this law firm of $192,000, which are included in accrued expenses and other current liabilities in the accompanying Consolidated Balance Sheets.

MOTHERS WORK, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Balance at end of period
Year Ended September 30, 2007
Product return reserve	$375	$—	$(17)	$358
Year Ended September 30, 2006
Product return reserve	$361	$14	$—	$375
Year Ended September 30, 2005
Product return reserve	$438	$—	$(77)	$361

INDEX OF EXHIBITS

Exhibit No.	Description
3.2	By-Laws of the Company (as amended through December 10, 2007).
23	Consent of KPMG L.L.P.
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Operating Officer & Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C., Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Operating Officer & Chief Financial Officer Pursuant to 18 U.S.C., Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

PART I.
  Item 1. Business
  Item 1A. Risk Factors
  Item 1B. Unresolved Staff Comments
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II.
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
  Item 6. Selected Consolidated Financial and Operating Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
  Item 9B. Other Information
PART III.
  Item 10. Directors, Executive Officers and Corporate Governance
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions, and Director Independence
  Item 14. Principal Accounting Fees and Services
PART IV.
  Item 15. Exhibits, Financial Statement Schedules
INDEX OF EXHIBITS
SIGNATURES
MOTHERS WORK, INC. AND SUBSIDIARIES INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
MOTHERS WORK, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share amounts)
MOTHERS WORK, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts)
MOTHERS WORK, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS) (in thousands)
MOTHERS WORK, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
MOTHERS WORK, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MOTHERS WORK, INC. AND SUBSIDIARIES SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS (in thousands)
INDEX OF EXHIBITS