Form 10-Q
period 2007-12-31
MOTHERS WORK INC
filed 2008-02-08
CIK 896985

United States
Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2007

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

Common Stock, $.01 par value 6,066,598 shares outstanding as of January 31, 2008

MOTHERS WORK, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

MOTHERS WORK, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	December 31, 2007	September 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$10,787	$10,130
Trade receivables, net	6,775	12,094
Inventories	96,789	100,485
Deferred income taxes	7,123	7,123
Prepaid expenses and other current assets	6,204	6,603
Total current assets	127,678	136,435
Property, plant and equipment, net	68,186	68,651
Assets held for sale	207	207
Other assets:
Goodwill	50,389	50,389
Deferred financing costs, net of accumulated amortization of $204 and $133	1,180	1,251
Other intangible assets, net of accumulated amortization of $2,311 and $2,478	538	576
Deferred income taxes	15,684	15,189
Other non-current assets	4,167	3,227
Total other assets	71,958	70,632
Total assets	$268,029	$275,925

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit borrowings	$—	$—
Current portion of long-term debt	1,224	1,534
Accounts payable	23,048	28,345
Accrued expenses and other current liabilities	37,863	41,633
Total current liabilities	62,135	71,512
Long-term debt	91,377	91,646
Deferred rent and other non-current liabilities	27,002	24,244
Total liabilities	180,514	187,402

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, 2,000,000 shares authorized
Series A cumulative convertible preferred stock, $.01 par value; 41,000 shares authorized, none outstanding	—	—
Series B junior participating preferred stock, $.01 par value; 300,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value; 20,000,000 shares authorized, 5,968,542 and 5,963,434 shares issued and outstanding, respectively	60	60
Additional paid-in capital	80,947	81,047
Retained earnings	8,542	8,820
Accumulated other comprehensive loss	(2,034)	(1,404)
Total stockholders’ equity	87,515	88,523
Total liabilities and stockholders’ equity	$268,029	$275,925

The accompanying notes are an integral part of these Consolidated Financial Statements.

MOTHERS WORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended December 31,
	2007	2006

Net sales	$142,876	$148,484
Cost of goods sold	70,914	71,434
Gross profit	71,962	77,050
Selling, general and administrative expenses	70,578	69,548
Operating income	1,384	7,502
Interest expense, net	1,866	3,132
Loss on extinguishment of debt	—	2,093
Income (loss) before income taxes	(482)	2,277
Income tax provision (benefit)	(130)	888
Net income (loss)	$(352)	$1,389

Net income (loss) per share – Basic	$(0.06)	$0.24
Average shares outstanding – Basic	5,852	5,705
Net income (loss) per share – Diluted	$(0.06)	$0.23
Average shares outstanding – Diluted	5,852	6,138

The accompanying notes are an integral part of these Consolidated Financial Statements.

MOTHERS WORK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(in thousands)

(unaudited)

	Common Stock				Accumulated
	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Other Comprehensive Loss	Total	Comprehensive Income (Loss)
Balance as of September 30, 2007	5,963	$60	$81,047	$8,820	$(1,404)	$88,523
Net loss	—	—	—	(352)	—	(352)	$(352)
Amortization of prior service cost for retirement plans, net of tax	—	—	—	—	25	25	25
Change in fair value of interest rate swap, net of tax	—	—	—	—	(621)	(621)	(621)
Unrealized loss on investments, net of tax	—	—	—	—	(34)	(34)	(34)
Comprehensive loss							$(982)
Cumulative effect of adoption of FIN No. 48, Note 6	—	—	—	74	—	74
Stock-based compensation	9	—	558	—	—	558
Exercise of stock options	3	—	32	—	—	32
Tax shortfall from stock option exercises and restricted stock vesting	—	—	(583)	—	—	(583)
Repurchase and retirement of common shares	(6)	—	(107)	—	—	(107)
Balance as of December 31, 2007	5,969	$60	$80,947	$8,542	$(2,034)	$87,515

Balance as of September 30, 2006	5,624	$56	$71,431	$9,213	$—	$80,700
Net income	—	—	—	1,389	—	1,389	$1,389
Comprehensive income							$1,389
Stock-based compensation	81	1	470	—	—	471
Exercise of stock options	188	2	3,355	—	—	3,357
Excess tax benefit from stock option exercises	—	—	2,263	—	—	2,263
Reclassification of equity award from liabilities	—	—	1,423	—	—	1,423
Balance as of December 31, 2006	5,893	$59	$78,942	$10,602	$—	$89,603

The accompanying notes are an integral part of these Consolidated Financial Statements.

MOTHERS WORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended December 31,
	2007	2006
Cash Flows from Operating Activities
Net income (loss)	$(352)	$1,389
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,002	3,877
Stock-based compensation expense	558	471
Loss on impairment of long-lived assets	533	250
Loss (gain) on disposal of assets	46	(63)
Loss on extinguishment of debt	—	2,093
Accretion of discount on senior notes	—	44
Deferred income tax benefit	(343)	(176)
Amortization of deferred financing costs	71	154
Changes in assets and liabilities:
Decrease (increase) in —
Trade receivables	5,319	(607)
Inventories	3,696	4,773
Prepaid expenses and other current assets	(71)	282
Other non-current assets	220	13
Increase (decrease) in —
Accounts payable, accrued expenses and other current liabilities	(10,924)	201
Deferred rent and other non-current liabilities	1,880	(936)
Net cash provided by operating activities	4,635	11,765

Cash Flows from Investing Activities
Purchase of short-term investments	—	(19,550)
Proceeds from sale of short-term investments	—	28,975
Contribution to grantor trust	(1,160)	—
Capital expenditures	(3,730)	(3,004)
Purchase of intangible assets	—	(9)
Net cash (used in) provided by investing activities	(4,890)	6,412

Cash Flows from Financing Activities
Increase (decrease) in cash overdraft	2,149	(67)
Repayment of long-term debt	(579)	(25,165)
Premium on repurchase of long-term debt	—	(1,406)
Repurchase of common stock	(107)	—
Proceeds from exercise of stock options	32	3,357
Excess tax benefit (tax shortfall) from exercise of stock options and restricted stock vesting	(583)	2,263
Net cash provided by (used in) financing activities	912	(21,018)
Net Increase (Decrease) in Cash and Cash Equivalents	657	(2,841)
Cash and Cash Equivalents, Beginning of Period	10,130	18,904
Cash and Cash Equivalents, End of Period	$10,787	$16,063

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$2,225	$1,106
Cash paid for income taxes	$495	$378

The accompanying notes are an integral part of these Consolidated Financial Statements.

MOTHERS WORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

(unaudited)

1.      BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the requirements for Form 10-Q and Article 10 of Regulation S-X and, accordingly, certain information and footnote disclosures have been condensed or omitted.  Reference is made to the Annual Report on Form 10-K as of and for the year ended September 30, 2007 for Mothers Work, Inc. and subsidiaries (the “Company” or “Mothers Work”), as filed with the Securities and Exchange Commission (“SEC”), for additional disclosures including a summary of the Company’s accounting policies.

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

The Company operates on a fiscal year ending September 30 of each year.  All references to fiscal years of the Company refer to fiscal years, or periods within such fiscal years, ended on September 30 in those years.  For example, the Company’s “fiscal 2008” will end on September 30, 2008.  Certain reclassifications have been made to the prior year consolidated financial statements to conform to the current year presentation.

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

The following tables summarize the Basic EPS and Diluted EPS calculations (in thousands, except per share amounts):

	Three Months Ended December 31, 2007			Three Months Ended December 31, 2006
	Net Loss	Shares	EPS	Net Income	Shares	EPS
Basic EPS	$(352)	5,852	$(0.06)	$1,389	5,705	$0.24
Incremental shares from the assumed lapse of restrictions on restricted stock awards	—	—	—	—	33	—
Incremental shares from the assumed exercise of outstanding stock options and warrants	—	—	—	—	400	(0.01)

Diluted EPS	$(352)	5,852	$(0.06)	$1,389	6,138	$0.23

For the three months ended December 31, 2006, options for 8,000 shares were excluded from the calculation of Diluted EPS as their effect would have been antidilutive.  Options and unvested restricted stock totaling 930,475 shares of the Company’s common stock were outstanding as of December 31, 2007, but were not included in the computation of Diluted EPS for the three months ended December 31, 2007, due to the Company’s net loss. Had the Company reported a profit for the three months ended December 31, 2007, the weighted average number of dilutive shares outstanding for computation of Diluted EPS would have been approximately 5,979,000.

3.      INVENTORIES

Inventories were comprised of the following (in thousands):

	December 31, 2007	September 30, 2007
Finished goods	$87,396	$91,860
Work-in-progress	3,324	2,947
Raw materials	6,069	5,678
	$96,789	$100,485

4.      ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities were comprised of the following (in thousands):

	December 31, 2007	September 30, 2007
Salaries, wages and employee benefits	$9,809	$11,106
Income taxes payable	—	1,768
Interest	1,218	1,562
Deferred rent	3,953	4,014
Sales taxes	3,675	3,561
Insurance	1,736	1,664
Audit and legal	2,161	4,814
Remaining payout for redemption of Series A Preferred Stock	679	679
Accrued store construction costs	335	442
Gift certificates and store credits	7,478	4,591
Other	6,819	7,432
	$37,863	$41,633

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

On March 13, 2007, the Company entered into a Term Loan and Security Agreement (the “Term Loan Agreement”) for a $90,000,000 senior secured Term Loan B due March 13, 2013 (the “Term Loan”), the proceeds of which were received on April 18, 2007 and were used to redeem the remaining $90,000,000 principal amount of the Senior Notes.  The interest rate on the Term Loan is equal to, at the Company’s election, either (i) the prime rate plus 1.00%, or (ii) the LIBOR rate plus the applicable margin.  The applicable margin was initially fixed at 2.50% through and including the fiscal quarter ended September 30, 2007.  Thereafter, the applicable margin for LIBOR rate borrowings is either 2.25% or 2.50%, depending on the Company’s Consolidated Leverage Ratio (as defined).  Based upon the Company’s Consolidated Leverage Ratio as of September 30, 2007, the applicable margin for LIBOR rate borrowings remained at 2.50% for the first quarter of fiscal 2008.  The Company is required to make minimum repayments of the principal amount of the Term Loan in quarterly installments of $225,000 each.  Additionally, the Term Loan can be prepaid at the Company’s option, in part or in whole, at any time without any prepayment premium or penalty.  The Term Loan is secured by a security interest in the Company’s accounts receivable, inventory, real estate interests, letter of credit rights, cash, intangibles and certain other assets. The security interest granted to the Term Lenders is, in certain respects, subordinate to the security interest granted to the Credit Facility Lender.  The Term Loan Agreement imposes certain restrictions on the Company’s ability to, among other things, incur additional indebtedness, pay dividends, repurchase stock, and enter into other various types of transactions.  The Term Loan Agreement also contains quarterly financial covenants that require the Company to maintain a specified maximum permitted Consolidated Leverage Ratio and a specified minimum permitted Consolidated Interest Coverage Ratio (as defined).  Since the inception of the Term Loan Agreement, including the three month period ended December 31, 2007, the Company was in compliance with the financial covenants of its Term Loan Agreement.

In order to mitigate the Company’s floating rate interest risk on the variable rate Term Loan, the Company entered into an interest rate swap agreement with the Agent bank for the Term Loan that commenced on April 18, 2007, the date the $90,000,000 Term Loan proceeds were received, and expires on April 18, 2012.  The interest rate swap agreement enables the Company to effectively convert an amount of the Term Loan equal to the notional amount of the interest rate swap from a floating interest rate of LIBOR plus 2.50% (subject to reduction to LIBOR plus 2.25% if the Company achieves a specified leverage ratio), to a fixed interest rate of 7.50% (subject to reduction to 7.25% if the Company achieves a specified leverage ratio) for the significant majority of the Term Loan.  The notional amount of the interest rate swap was $75,000,000 at the inception of the swap agreement and decreases over time to a notional amount of $5,000,000 at the expiration date.  The notional amount of the swap was $65,000,000 as of December 31, 2007 and over the next eighteen months decreases as follows:  to $57,500,000 starting April 18, 2008; to $50,000,000 starting October 20, 2008; and to $42,500,000 starting April 20, 2009.

In connection with the Term Loan transaction, the Company amended its existing $60,000,000 revolving credit facility (the “Credit Facility”) in order to permit the new Term Loan financing.  This amendment of the Credit Facility also extended its maturity from October 15, 2009 to March 13, 2012, increased its size to $65,000,000, and reduced the LIBOR-based interest rate option under the facility by 0.25%.  There are no financial covenant requirements under the Credit Facility provided that Excess Availability (as defined) does not fall below 10% of the Borrowing Base (as defined).  If Excess Availability were to fall below 10% of the Borrowing Base, the Company would be required to meet a specified minimum Fixed Charge Coverage Ratio (as defined).  During the first quarters of fiscal 2008 and 2007, the Company exceeded the minimum requirements for Excess Availability.

6.      INCOME TAXES

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes.”  FIN No. 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  FIN No. 48 applies to all tax positions related to income taxes subject to Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.”  Under FIN No. 48, recognition of a tax benefit occurs when a tax position is more-likely-than-not to be sustained upon examination, based solely on its technical merits.  Derecognition of a previously recognized tax position would occur if it is subsequently determined that the tax position no longer meets the more-likely-than-not threshold of being sustained.

The Company adopted the provisions of FIN No. 48 effective as of October 1, 2007.  In accordance with FIN No. 48, the Company recorded a cumulative effect adjustment of $74,000, decreasing the liability for unrecognized tax benefits and increasing the September 30, 2007 balance of retained earnings.

As of October 1, 2007, the Company had $2,315,000 of unrecognized tax benefits, including accrued interest and penalties of $946,000.  The Company records interest and penalties related to unrecognized tax benefits in income tax provision (benefit).  If recognized, the portion of the liabilities for unrecognized tax benefits that would impact the Company’s effective tax rate was $1,623,000.

During the twelve months subsequent to October 1, 2007, it is reasonably possible that the gross unrecognized tax benefits could potentially decrease by approximately $382,000 (of which approximately $114,000 would affect the effective tax rate) for federal and state tax positions related to the effect of expiring statutes of limitations and expected settlements.

The Company’s U.S. Federal income tax returns for the years ended September 30, 2004 and beyond remain subject to examination by the U.S. Internal Revenue Service.  The Company also files returns in numerous state jurisdictions, which have varying statutes of limitations.  Generally, state tax returns for the years ended September 30, 2003 and beyond, depending upon the jurisdiction, remain subject to examination.  However, the statutes of limitations on certain of the Company’s state returns remain open for years prior to fiscal 2003.

7.      RETIREMENT PLANS

On March 2, 2007, the Company entered into Supplemental Executive Retirement Agreements with its Chairman of the Board and Chief Executive Officer and its President and Chief Creative Officer (the “SERP Agreements”).

The components of net periodic pension cost on a pre-tax basis were as follows (in thousands):

	Three Months Ended December 31,
	2007	2006
Service cost	$243	$—
Interest cost	45	—
Amortization of prior service cost	88	—
Total net periodic benefit cost	$376	$—

The SERP Agreements also provide that the Company will establish a grantor trust, the assets of which will be used to pay benefits under the SERP Agreements (or to satisfy the claims of the Company’s general creditors in the event of the Company’s bankruptcy or insolvency).  As required by the SERP Agreements, the grantor trust will be funded periodically, on an actuarial basis, such that the total assets of the trust from time to time will reasonably approximate the Company’s then current obligation under the SERP Agreements (provided that, upon a change in control, the Company has agreed to fully fund the grantor trust, regardless of the extent to which the SERP benefits are then vested).   On April 30, 2007, the Company made an initial required contribution to the grantor trust of $2,662,000.  On November 27, 2007, the Company made an additional required contribution to the grantor trust of $1,160,000.  No further contributions are expected to be made during fiscal 2008.  As of December 31, 2007, investments in the grantor trust, included in other non-current assets in the consolidated balance sheet, amounted to $3,896,000.  The grantor trust investments were classified as available-for-sale and consisted primarily of fixed income mutual funds with cost that approximated the fair value.

8.     NEW ACCOUNTING PRONOUNCEMENTS

SFAS No. 157

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, for financial assets and liabilities that are measured at fair value on a recurring basis.  The FASB issued a one-year deferral of SFAS No. 157’s fair value measurement requirements for non-financial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis.  The impact from adoption of SFAS No. 157, if any, on the Company’s consolidated financial position or results of operations has not yet been determined.

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

Geographic Information.  Information concerning the Company’s operations by geographic area was as follows (in thousands):

	Three Months Ended December 31,
	2007	2006
Net Sales to Unaffiliated Customers
United States	$137,821	$144,217
Canada	$5,055	$4,267

	December 31, 2007	September 30, 2007
Long-Lived Assets
United States	$66,650	$67,125
Canada	$2,074	$2,102
Costa Rica	$207	$207

Major Customers.  For the periods presented, the Company did not have any one customer who represented more than 10% of its net sales.

11.   INTEREST EXPENSE, NET

Interest expense, net was comprised of the following (in thousands):

	Three Months Ended December 31,
	2007	2006
Interest expense	$1,956	$3,370
Interest income	(90)	(238)
Interest expense, net	$1,866	$3,132

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following tables set forth certain operating data as a percentage of net sales and as a percentage change for the three months ended December 31:

	% of Net Sales (1)		% Increase
	2007	2006	2007 vs. 2006

Net sales	100.0%	100.0%	(3.8)%
Cost of goods sold (2)	49.6	48.1	(0.7)
Gross profit	50.4	51.9	(6.6)
Selling, general and administrative expenses (3)	49.4	46.8	1.5
Operating income	1.0	5.1	(81.6)
Interest expense, net	1.3	2.1	(40.4)
Loss on extinguishment of debt	0.0	1.4	(100.0)
Income (loss) before income taxes	(0.3)	1.5	(121.2)
Income tax provision (benefit)	(0.1)	0.6	(114.6)
Net income (loss)	(0.2)%	0.9%	(125.3)%

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

The following table sets forth certain information concerning the number of our stores and leased departments for the periods indicated:

	Three Months Ended
	December 31, 2007			December 31, 2006
Retail Locations	Stores	Leased Departments	Total Retail Locations	Stores	Leased Departments	Total Retail Locations
Beginning of period	781	795	1,576	810	731	1,541
Opened	7	2	9	3	60	63
Closed	(16)	(25)	(41)	(6)	(4)	(10)
End of period	772	772	1,544	807	787	1,594

Our fiscal year ends on September 30.  All references in this discussion to our fiscal years refer to the fiscal year, or periods within the fiscal year, ended on September 30 in the year mentioned.  For example, our “fiscal 2008” will end on September 30, 2008.

Three Months Ended December 31, 2007 and 2006

Net Sales.  Our net sales for the first quarter of fiscal 2008 decreased by 3.8%, or $5.6 million, to $142.9 million from $148.5 million for the first quarter of fiscal 2007.  The decrease in net sales versus last year resulted primarily from a decrease in comparable store sales.  Comparable store sales decreased by 4.1% for the first quarter of fiscal 2008, based on 1,352 retail locations, versus a comparable store sales decrease of 2.1% for the first quarter of fiscal 2007, based on 1,454 retail locations.  We attribute the decrease in comparable store sales for the quarter primarily to the more pregnancy-friendly fit of certain current non-maternity fashion trends, unseasonably warm weather early in the quarter, and a weak overall economic and retail environment.

As of December 31, 2007, we operated a total of 772 stores and 1,544 total retail locations, compared to 807 stores and 1,594 total retail locations as of December 31, 2006.  In addition, our Oh Baby by Motherhood™ collection is available at Kohl’s® stores throughout the United States.  During the first quarter of fiscal 2008, we opened seven stores, including two multi-brand store openings, and closed 16 stores, with eight of the store closings related to multi-brand store openings.  In addition, during the first quarter of fiscal 2008, the Company closed 23 leased department locations within Sears® stores, pursuant to mutual agreement with Sears.  As of December 31, 2007, the Company operates 478 leased departments within Sears stores and, as we disclosed in September 2007, our relationship with Sears will end on June 20, 2008, resulting in the closure of our remaining leased departments within Sears stores.

Gross Profit.  Our gross profit for the first quarter of fiscal 2008 decreased by 6.6%, or $5.1 million, to $72.0 million from $77.1 million for the first quarter of fiscal 2007, primarily reflecting the effect of our lower sales volume.  Gross profit as a percentage of net sales (gross margin) for the first quarter of fiscal 2008 was 50.4% compared to 51.9% for the first quarter of fiscal 2007.  The decrease in gross margin of 1.5 percentage points compared to the prior year resulted primarily from spreading fixed product overhead costs over a lower sales volume and, to a lesser extent, more price promotional activity compared to last year, partially offset by increased marketing partnership revenues.

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses for the first quarter of fiscal 2008 increased by 1.5%, or approximately $1.1 million, to $70.6 million from $69.5 million for the first quarter of fiscal 2007.  This increase in expense for the quarter resulted primarily from increases in advertising costs, retirement plan expense, store closing costs and impairment charges for write-downs of store long-lived assets, partially offset by decreased legal expense and lower variable incentive compensation costs.  As a percentage of net sales, selling, general and administrative expenses increased to 49.4% for the first quarter of fiscal 2008 compared to 46.8% for first quarter of fiscal 2007.  This increase in the expense percentage for the quarter resulted primarily from negative expense leverage from the decrease in comparable store sales, as well as the $1.1 million increase in selling, general and administrative expense.  We recorded charges of $0.3 million related to store closings for the first quarter of fiscal 2008, as compared to $27,000 of income from store closings in the first quarter of fiscal 2007.  We incurred impairment charges for write-downs of store long-lived assets of $0.5 million for the first quarter of fiscal 2008, as compared to $0.3 million for the first quarter of fiscal 2007.

Operating Income.  Our operating income for the first quarter of fiscal 2008 decreased by 81.6%, or $6.1 million, to $1.4 million from $7.5 million for the first quarter of fiscal 2007, due to the lower sales volume and associated gross profit reduction and, to a much lesser extent, higher selling, general and administrative expenses.  Operating income as a percentage of net sales (operating income margin) for the first quarter of fiscal 2008 decreased to 1.0% from 5.1% for the first quarter of fiscal 2007.  The decrease in operating income margin was due to our higher operating expense ratio and our lower gross margin compared to the first quarter of fiscal 2007.

Interest Expense, Net.  Our net interest expense for the first quarter of fiscal 2008 decreased by 40.4%, or approximately $1.2 million, to $1.9 million from $3.1 million for the first quarter of fiscal 2007.  This decrease was primarily due to the lower interest rate on our new $90.0 million Term Loan, which was used to redeem the remaining outstanding balance of our Senior Notes and, to a lesser extent, our lower debt level, as a result of the repurchase of $25.0 million of our Senior Notes on December 8, 2006, partially offset by higher average borrowings under our credit facility.  During the first quarter of fiscal 2008, our average level of direct borrowings under our credit facility was $4.3 million, but we did not have any direct borrowings under our credit facility as of December 31, 2007.  During the first quarter of fiscal 2007, we had no direct borrowings under our credit facility.

Loss on Extinguishment of Debt.  In December 2006, we repurchased $25.0 million principal amount of our outstanding Senior Notes. The $25.0 million Senior Note repurchase resulted in a first quarter fiscal 2007 pre-tax charge of $2.1 million, representing the premium paid plus the write-off of unamortized debt issuance discount and deferred financing costs.

Income Tax Provision.  Our effective tax rate was a benefit of 27.0% for the first quarter of fiscal 2008 and a provision of 39.0% for the first quarter of fiscal 2007.  Our benefit rate for the first quarter of fiscal 2008, reflects the effect of additional income tax expense recognized during the quarter in connection with the implementation of FIN No. 48.  We expect our effective tax rate for the full year fiscal 2008 to be approximately 39.5%.

Net Income (Loss).  Net loss for the first quarter of fiscal 2008 was $0.4 million, or $(0.06) per share (diluted), compared to net income of $1.4 million, or $0.23 per share (diluted), for the first quarter of fiscal 2007.   Net income for the first quarter of fiscal 2007 includes an after-tax debt extinguishment charge of $1.3 million, or $0.21 per share (diluted).  We had no debt extinguishment charges in the first quarter of fiscal 2008.

Our average diluted shares outstanding of 5,852,000 for the first quarter of fiscal 2008 was 4.7% lower than the 6,138,000 average diluted shares outstanding for the first quarter of fiscal 2007.  The decrease in average diluted shares outstanding reflects the elimination of the dilutive impact of outstanding stock options and restricted stock in the first quarter of fiscal 2008 due to the net loss, compared to the dilutive impact of outstanding stock options and restricted stock awards in the first quarter of fiscal 2007, when we generated net income, partially offset by higher shares outstanding in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007, as a result of stock option exercises and restricted stock awards.

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

Liquidity and Capital Resources

Our cash needs have primarily been for: (i) debt service, (ii) capital expenditures, including leasehold improvements, fixtures and equipment for new stores, store relocations and expansions of our existing stores, as well as improvements and new equipment for our distribution and corporate facilities and information systems, and (iii) working capital, including inventory to support our business.  We have historically financed these capital requirements from cash flows from operations, borrowings under our credit facility or available cash balances.

In November 2006, our Board of Directors authorized the repurchase of $25.0 million principal amount of our Senior Notes.  This was in addition to the repurchase of $10.0 million principal amount of our Senior Notes completed during August and September 2006.  On December 8, 2006, we completed the repurchase of the authorized amount at 105.625% of the $25.0 million principal amount, plus accrued and unpaid interest.  On April 18, 2007, we completed the redemption of the remaining $90.0 million principal amount of our outstanding Senior Notes through a new Term Loan financing, which we expect will result in a decrease in annualized pre-tax interest expense of approximately $3.6 million.  We began to recognize this decrease in annualized interest expense from the new Term Loan financing in our third fiscal quarter of fiscal 2007.  The new Term Loan extends the maturity for $90.0 million principal amount of our debt from August 1, 2010 (the maturity date of the redeemed Senior Notes) to March 13, 2013 (the maturity date of the new Term Loan), with quarterly required principal payments of $225,000.  The December 2006 redemption of the Senior Notes, which was at a price of 105.625% of principal amount, plus accrued interest, resulted in “Loss on extinguishment of debt” of $2.1 million on a pre-tax basis for the first quarter of fiscal 2007, consisting of the $1.4 million cash redemption premium and $0.7 million of non-cash expense from the write-off of unamortized deferred financing costs and debt issuance costs.

In March 2007, we entered into Supplemental Executive Retirement Agreements with our Chairman of the Board and Chief Executive Officer and our President and Chief Creative Officer (the “SERP Agreements”).  The SERP Agreements provided that we establish a grantor trust, the assets of which will be used to pay benefits under the SERP Agreements (or to satisfy the claims of our general creditors in the event of the Company’s bankruptcy or insolvency).  As required by the SERP Agreements, the grantor trust will be funded periodically, on an actuarial basis, such that the total assets of the trust from time to time will reasonably approximate our then current obligation under the SERP Agreements (provided that, upon a change in control, we have agreed to fully fund the grantor trust, regardless of the extent to which the SERP benefits are then vested).   In April 2007, we made an initial required contribution to the grantor trust of $2,662,000.  In November 2007, we made an additional required contribution to the grantor trust of $1,160,000.  No further contributions are expected to be made during fiscal 2008.

Cash and cash equivalents increased by $0.7 million during the first quarter of fiscal 2008 compared to a decrease of $2.8 million for the first quarter of fiscal 2007.  Cash provided by operations of $4.6 million for the first quarter of fiscal 2008 decreased by approximately $7.2 million from the $11.8 million cash provided by operations for the first quarter of fiscal 2007.  This decrease in cash provided by operations was primarily the result of: (i) a decrease in accounts payable, accrued expenses and other current liabilities in the first quarter of fiscal 2008 compared to an increase in the first quarter of fiscal 2007, (ii) the net loss in the first quarter of fiscal 2008 compared to net income for the first quarter of fiscal 2007, and (iii) a lower decrease in inventories in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007.  These decreases in cash provided by operations were partially offset by increased cash provided by a decrease in accounts receivable in the first quarter of fiscal 2008 compared to an increase in the first quarter of fiscal 2007.  During the first quarter of fiscal 2008, we used our cash provided by operations to pay for capital expenditures and to fund the grantor trust related to our retirement plans.  During the first quarter of fiscal 2007, we used a portion of our cash provided by operations to pay for capital expenditures.  The remaining cash provided by operations, as well as cash generated by net proceeds from the sales (net of purchases) of short-term investments and from stock option exercises, was used to complete the $25.0 million principal repurchase of our Senior Notes on December 8, 2006.

For the first quarter of fiscal 2008, we spent $3.7 million on capital expenditures, including $2.5 million for leasehold improvements, fixtures and equipment principally for new store facilities, as well as improvements to existing stores, and $1.2 million for our information systems and distribution and corporate facilities.  This compares to $3.0 million in capital expenditures for the first quarter of fiscal 2007, of which $1.4 million was spent for new store facilities and improvements to existing stores and retail locations, and $1.6 million for our information systems and distribution and corporate facilities.  The increase in capital expenditures was primarily due to increased expenditures for new store facilities.

On March 13, 2007, we entered into a Term Loan Agreement for a $90,000,000 senior secured Term Loan B due March 13, 2013, the proceeds of which were received on April 18, 2007 and were used to redeem the remaining $90,000,000 principal amount of our Senior Notes.  The interest rate on the Term Loan is equal to, at our election, either (i) the prime rate plus 1.00%, or (ii) the LIBOR rate plus the applicable margin.  The applicable margin was initially fixed at 2.50% through and including the fiscal quarter ended September 30, 2007.  Thereafter, the applicable margin for LIBOR rate borrowings is either 2.25% or 2.50%, depending on our Consolidated Leverage Ratio (as defined).  Based upon our Consolidated Leverage Ratio as of September 30, 2007, the applicable margin for LIBOR rate borrowings remained at 2.50% for the first quarter of fiscal 2008.  We are required to make minimum repayments of the principal amount of the Term Loan in quarterly installments of $225,000 each.  Additionally, the Term Loan can be prepaid at our option, in part or in whole, at any time without any prepayment premium or penalty.  The Term Loan is secured by a security interest in our accounts receivable, inventory, real estate interests, letter of credit rights, cash, intangibles and certain other assets. The security interest granted to the Term Lenders is, in certain respects, subordinate to the security interest granted to the Credit Facility Lender.  The Term Loan Agreement imposes certain restrictions on our ability to, among other things, incur additional indebtedness, pay dividends, repurchase stock, and enter into other various types of transactions.  The Term Loan Agreement also contains quarterly financial covenants that require us to maintain a specified maximum permitted Consolidated Leverage Ratio and a specified minimum permitted Consolidated Interest Coverage Ratio (as defined).  During all of the three months ended December 31, 2007, we were in compliance with the financial covenants of our Term Loan Agreement.

In order to mitigate our floating rate interest risk on the variable rate Term Loan, we entered into an interest rate swap agreement with the Agent bank for the Term Loan that commenced on April 18, 2007, the date the $90,000,000 Term Loan proceeds were received, and expires on April 18, 2012.  The interest rate swap agreement enables us to effectively convert an amount of the Term Loan equal to the notional amount of the interest rate swap from a floating interest rate of LIBOR plus 2.50% (subject to reduction to LIBOR plus 2.25% if we achieve a specified leverage ratio), to a fixed interest rate of 7.50% (subject to reduction to 7.25% if we achieve a specified leverage ratio) for the significant majority of the Term Loan.  The notional amount of the interest rate swap was $75,000,000 at the inception of the swap agreement and decreases over time to a notional amount of $5,000,000 at the expiration date.  The notional amount of the swap was $65,000,000 as of December 31, 2007 and over the next eighteen months decreases as follows:  to $57,500,000 starting April 18, 2008; to $50,000,000 starting October 20, 2008; and to $42,500,000 starting April 20, 2009.

In connection with the Term Loan transaction, we amended our existing $60,000,000 Credit Facility in order to permit the new Term Loan financing.  This amendment of the Credit Facility also extended its maturity from October 15, 2009 to March 13, 2012, increased its size to $65,000,000, and reduced the LIBOR-based interest rate option under the facility by 0.25%.  There are no financial covenant requirements under the Credit Facility provided that Excess Availability (as defined) does not fall below 10% of the Borrowing Base (as defined).  If Excess Availability were to fall below 10% of the Borrowing Base, we would be required to meet a specified minimum Fixed Charge Coverage Ratio (as defined).  During the first quarters of fiscal 2008 and 2007, we exceeded the minimum requirements for Excess Availability.

As of December 31, 2007, we had no outstanding borrowings under the Credit Facility and $7.0 million in letters of credit, with $55.0 million of availability under our credit line based on our Borrowing Base limitations.  We had average direct borrowings of $4.3 million under our credit facility for the first quarter of fiscal 2008, compared to no direct borrowings during the first quarter of fiscal 2007.

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

Our significant accounting policies are described in Note 2 of “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended September 30, 2007.  We believe that the following discussion addresses our critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  If actual results were to differ significantly from estimates made, future reported results could be materially affected.  However, we are not currently aware of any reasonably likely events or circumstances that would result in materially different results.  Except as disclosed below and in the financial statements and accompanying notes included in Item 1of this report, there were no material changes in, or additions to, our critical accounting policies or in the assumptions or estimates we used to prepare the financial information appearing in this report.

Our senior management has reviewed these critical accounting policies and estimates and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations with the Audit Committee of our Board of Directors.

Inventories.  We value our inventories, which consist primarily of maternity apparel, at the lower of cost or market. Cost is determined on the first-in, first-out method (FIFO) and includes the cost of merchandise, freight, duty and broker fees.  A periodic review of inventory quantities on hand is performed in order to determine if inventory is properly valued at the lower of cost or market.  Factors related to current inventories such as future consumer demand and fashion trends, current aging, current analysis of merchandise based on receipt date, current and anticipated retail markdowns or wholesale discounts, and class or type of inventory are analyzed to determine estimated net realizable values.  Criteria utilized by us to quantify aging trends include factors such as the amount of merchandise received within the past twelve months, merchandise received more than one year before with quantities on-hand in excess of 12 months of sales, and merchandise currently selling below cost.  A provision is recorded to reduce the cost of inventories to its estimated net realizable value, if required.  Inventories as of December 31, 2007 and September 30, 2007 totaled $96.8 million and $100.5 million, respectively, representing 36.1% and 36.4% of total assets, respectively.  Given the significance of inventories to our consolidated financial statements, the determination of net realizable values is considered to be a critical accounting estimate.  Any significant unanticipated changes in the factors noted above could have a significant impact on the value of our inventories and our reported operating results.

Long-Lived Assets.  Our long-lived assets consist principally of store leasehold improvements (included in the “Property, plant and equipment, net” line item in our consolidated balance sheets) and, to a much lesser extent, lease acquisition costs (included in the “Other intangible assets, net” line item in our consolidated balance sheets).  These long-lived assets are recorded at cost and are amortized using the straight-line method over the shorter of the lease term or their useful life.  Net long-lived assets as of December 31, 2007 and September 30, 2007 totaled $68.7 million and $69.2 million, respectively, representing 25.6% and 25.1% of total assets, respectively.

In assessing potential impairment of these assets, we periodically evaluate the historical and forecasted operating results and cash flows on a store-by-store basis.  Newly opened stores may take time to generate positive operating and cash flow results.  Factors such as: (i) store type, that is, company store or leased department, (ii) store concept, that is, Motherhood Maternity®, Mimi Maternity®, A Pea in the Pod® or Destination Maternity®, (iii) store location, for example, urban area versus suburb, (iv) current marketplace awareness of our brands, (v) local customer demographic data, (vi) anchor stores within the mall in which our store is located and (vii) current fashion trends are all considered in determining the time frame required for a store to achieve positive financial results, which is assumed to be within two years from the date a store location is opened.  If economic conditions are substantially different from our expectations, the carrying value of certain of our long-lived assets may become impaired.  As a result of our impairment assessment, we recorded write-downs of long-lived assets of $0.5 million for the first quarter of fiscal 2008, and $0.3 million for the first quarter of fiscal 2007, respectively.

Goodwill.  The purchase method of accounting for business combinations requires the use of estimates and judgments to allocate the purchase price paid for acquisitions to the fair value of the net tangible and identifiable intangible assets.  Goodwill represents the excess of the aggregate purchase price over the fair value of net assets acquired in business combinations and is separately disclosed in our consolidated balance sheets.  As of both December 31, 2007 and September 30, 2007, goodwill totaled $50.4 million, representing 18.8% and 18.3% of total assets, respectively.  In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 142 requires that goodwill no longer be amortized, but instead be tested for impairment at least annually or as impairment indicators arise.

The impairment test requires us to compare the fair value of business reporting units to their carrying value, including assigned goodwill.  In assessing potential impairment of goodwill, we have determined that we have one reporting unit for purposes of applying SFAS No. 142 based on our reporting structure.  The fair value of our single reporting unit is determined based on the fair market value of our outstanding common stock on a control basis and, if necessary, an outside independent valuation is obtained to determine the fair value.  The carrying value of our single reporting unit, expressed on a per share basis, is represented by the book value per share of our outstanding common stock.  The results of the annual impairment test performed as of September 30, 2007, indicated the fair value of the reporting unit exceeded its carrying value.  If the per share fair value of our single reporting unit were less than the book value per share on September 30, 2007, our goodwill could potentially have been impaired.

Accounting for Income Taxes.  We adopted the provisions of FIN No. 48 effective as of October 1, 2007 (see “Notes to Consolidated Financial Statements; Note 6. Income Taxes”).

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate.  This process requires us to estimate our actual current tax exposure (including interest and penalties) together with assessing temporary differences resulting from differing treatment of items, such as depreciation of property and equipment and valuation of inventories, for tax and accounting purposes.  We establish reserves for certain tax positions that we believe are supportable, but such tax positions are potentially subject to successful challenge by the applicable taxing authority.  We determine our provision for income taxes based on federal and state tax laws and regulations currently in effect, some of which have been recently revised.  Legislation changes currently proposed by certain of the states in which we operate, if enacted, could increase our transactions or activities subject to tax.  Any such legislation that becomes law could result in an increase in our state income tax expense and our state income taxes paid, which could have a material and adverse effect on our net income or cash flow.

The temporary differences between the book and tax treatment of income and expenses result in deferred tax assets and liabilities, which are included within our consolidated balance sheets.  We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income.  Actual results could differ from our assessments if adequate taxable income is not generated in future periods.  Net deferred tax assets as of December 31, 2007 and September 30, 2007 totaled $22.8 million and $22.3 million, respectively, representing 8.5% and 8.1% of total assets, respectively.  To the extent we believe that recovery is not more likely than not, we must establish a valuation allowance.  To the extent we establish a valuation allowance or change the allowance in a future period, income tax expense will be impacted.

Accounting for Contingencies.  From time to time, we are named as a defendant in legal actions arising from our normal business activities.  We account for contingencies such as these in accordance with SFAS No. 5, “Accounting for Contingencies,” including the provisions of Emerging Issues Task Force Issue D-77, “Accounting for Legal Costs Expected to be Incurred in Connection with a Loss Contingency.”  SFAS No. 5 requires us to record an estimated loss contingency when information available prior to issuance of our financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated.  An interpretation of SFAS No. 5 further states that when there is a range of loss and no amount within that range is a better estimate than any other, then the minimum amount of the range shall be accrued.  Accounting for contingencies arising from contractual or legal proceedings requires management, after consultation with outside legal counsel, to use its best judgment when estimating an accrual related to such contingencies.  As additional information becomes known, our accrual for a loss contingency could fluctuate, thereby creating variability in our results of operations from period to period.  Likewise, an actual loss arising from a loss contingency which significantly exceeds the amount accrued for in our financial statements could have a material adverse impact on our operating results for the period in which such actual loss becomes known.

Recent Accounting Pronouncements

SFAS No. 157

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, for financial assets and liabilities that are measured at fair value on a recurring basis.  The FASB issued a one-year deferral of SFAS No. 157’s fair value measurement requirements for non-financial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis.  The impact from adoption of SFAS No. 157, if any, on our consolidated financial position or results of operations has not yet been determined.

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

Forward-Looking Statements

Some of the information in this report, including the information incorporated by reference (as well as information included in oral statements or other written statements made or to be made by us), contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements involve a number of risks and uncertainties. A number of factors could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, but are not limited to: our ability to successfully manage various business initiatives, our ability to successfully manage and retain our leased department and licensed relationships and marketing partnerships, future sales trends in our existing retail locations, weather, changes in consumer spending patterns, raw material price increases, consumer preferences and overall economic conditions, our ability to anticipate and respond to fashion trends and consumer preferences, unanticipated fluctuations in our operating results, impact of competition and pricing, availability of suitable store locations, continued availability of capital and financing, our ability to hire and develop senior management and sales associates, our ability to develop and source merchandise, our ability to receive production from foreign sources on a timely basis, potential stock repurchases, potential debt prepayments, changes in market interest rates, war or acts of terrorism, and other factors referenced in our Annual Report on Form 10-K, including those set forth under the caption “Risk Factors.”

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

As of December 31, 2007, we had cash and cash equivalents of $10.8 million and an additional $3.9 million in a grantor trust.  Our cash equivalents consist of money market accounts that bear interest at variable rates.  Our investments in the grantor trust consist primarily of fixed income mutual funds with cost that approximates fair value.  A change in market interest rates earned on our investments impacts the interest income and cash flows, but does not materially impact the fair market value of the financial instruments.  Due to the average maturity and conservative nature of our investment portfolio, we believe a sudden change in interest rates would not have a material effect on the value of our investment portfolio.

As of December 31, 2007, the principal components of our debt portfolio were the $89.3 million Term Loan and the $65.0 million Credit Facility, both of which are denominated in U.S. dollars.  The fair market value of the debt portfolio is referred to as the “Debt Value.”

Our Credit Facility carries a variable interest rate that is tied to market indices.  As of December 31, 2007, we had no direct borrowings and $7.0 million of letters of credit outstanding under our Credit Facility.  Borrowings under the Credit Facility would have resulted in interest at a rate between approximately 5.60% and 7.25% per annum as of December 31, 2007.  Interest on any future borrowings under the Credit Facility would, to the extent of outstanding borrowings, be affected by changes in market interest rates.  A change in market interest rates on the variable rate portion of the debt portfolio impacts the interest expense incurred and cash flows, but does not impact the Debt Value of the financial instrument.

The Term Loan carries a variable interest rate that is tied to market indices.  The sensitivity analysis as it relates to this portion of our debt portfolio assumes an instantaneous 100 basis point move in interest rates from their levels as of December 31, 2007, with all other variables held constant.  The Debt Value of the Term Loan is approximately $89.3 million, its principal amount.  A 100 basis point increase in market interest rates would result in additional annual interest expense on the Term Loan of approximately $0.9 million.  A 100 basis point decline in market interest rates would correspondingly lower our annual interest expense on the Term Loan by approximately $0.9 million.

In order to mitigate our floating rate interest risk on the variable rate Term Loan, we entered into an interest rate swap agreement with the Agent bank for the Term Loan that commenced on April 18, 2007.  The interest rate swap agreement enables us to effectively convert an amount of the Term Loan equal to the notional amount of the interest rate swap from a floating interest rate (LIBOR plus 2.50% at inception), to a fixed interest rate (7.50% at inception).  The notional amount of the interest rate swap was $75.0 million at inception of the swap agreement and decreases over time to a notional amount of $5.0 million at the expiration date.  The notional amount of the swap was $65,000,000 as of December 31, 2007 and over the next twelve months decreases as follows:  to $57,500,000 starting April 18, 2008; and to $50,000,000 starting October 20, 2008.  Based on the scheduled swap notional amount during the next 12 months of the swap agreement, a 100 basis point increase in market interest rates would result in interest expense savings for the year of approximately $0.6 million.  A 100 basis point decline in market interest rates would correspondingly increase our interest expense for the year by approximately $0.6 million.  Thus, a 100 basis point increase in market interest rates during the next 12 months of the swap agreement would result in additional interest expense for the year of approximately $0.3 million on the Term Loan and swap agreement combined.  A 100 basis point decline in market interest rates during the next 12 months of the swap agreement would correspondingly lower our interest expense for the year by approximately $0.3 million on the Term Loan and swap agreement combined.

Based on the limited other variable rate debt included in our debt portfolio as of December 31, 2007, a 100 basis point increase in interest rates would result in additional interest incurred for the year of less than $0.1 million.  A 100 basis point decrease in interest rates would correspondingly lower our interest expense for the year by less than $0.1 million.

Other than as described above, we do not believe that the market risk exposure on other financial instruments is material.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to our management on a timely basis to allow decisions regarding required disclosure.  We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2007, these controls and procedures were effective.

Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the fiscal quarter ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” of our Form 10-K for the year ended September 30, 2007.  The risks described in our Form 10-K are not the only risks that we face.  Additional risks not presently known to us or that we do not currently consider significant may also have an adverse effect on us. If any of the risks actually occur, our business, results of operations, cash flows or financial condition could suffer.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by us during the quarter ended December 31, 2007 of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
October 1 to October 31, 2007	—	—	—	—
November 1 to November 30, 2007	6,292	$16.33	—	—
December 1 to December 31, 2007	275	$17.62	—	—
Total	6,567	$16.38	—	—

(1) Represents shares repurchased directly from certain employees to satisfy income tax withholding obligations for such employees in connection with restricted stock awards that vested during the period and, to a much lesser extent, fractional shares repurchased in connection with the Company’s Employee Stock Purchase Plan.

(2) During the quarter ended December 31, 2007, the Company did not have a publicly announced program for repurchase of shares of its common stock and did not repurchase any of its common stock in open-market transactions outside of such a program.

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

MOTHERS WORK, INC.

Date: February 8, 2008	By:	/s/ DAN W. MATTHIAS
Dan W. Matthias
Chairman of the Board and Chief Executive Officer

Date: February 8, 2008	By:	/s/ EDWARD M. KRELL
Edward M. Krell
Chief Operating Officer & Chief Financial Officer

INDEX OF EXHIBITS FILED WITH

FORM 10-Q OF MOTHERS WORK, INC.

FOR THE QUARTER ENDED DECEMBER 31, 2007

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