Form 10-Q
period 2008-03-31
MOTHERS WORK INC
filed 2008-05-09
CIK 896985

United States
Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value 6,069,381 shares outstanding as of May 1, 2008

MOTHERS WORK, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

MOTHERS WORK, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	March 31, 2008	September 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$7,774	$10,130
Trade receivables, net	7,701	12,094
Inventories	100,177	100,485
Deferred income taxes	7,123	7,123
Prepaid expenses and other current assets	7,669	6,603
Total current assets	130,444	136,435
Property, plant and equipment, net	67,568	68,651
Assets held for sale	207	207
Other assets:
Goodwill	50,389	50,389
Deferred financing costs, net of accumulated amortization of $251 and $133	1,109	1,251
Other intangible assets, net of accumulated amortization of $2,291 and $2,478	590	576
Deferred income taxes	16,375	15,189
Other non-current assets	3,086	3,227
Total other assets	71,549	70,632
Total assets	$269,768	$275,925

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit borrowings	$—	$—
Current portion of long-term debt	1,225	1,534
Accounts payable	27,327	28,345
Accrued expenses and other current liabilities	37,575	41,633
Total current liabilities	66,127	71,512
Long-term debt	86,107	91,646
Deferred rent and other non-current liabilities	30,057	24,244
Total liabilities	182,291	187,402

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, 2,000,000 shares authorized
Series A cumulative convertible preferred stock, $.01 par value; 41,000 shares authorized, none outstanding	—	—
Series B junior participating preferred stock, $.01 par value; 300,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value; 20,000,000 shares authorized, 6,069,643 and 5,963,434 shares issued and outstanding, respectively	61	60
Additional paid-in capital	82,158	81,047
Retained earnings	8,152	8,820
Accumulated other comprehensive loss	(2,894)	(1,404)
Total stockholders’ equity	87,477	88,523
Total liabilities and stockholders’ equity	$269,768	$275,925

The accompanying notes are an integral part of these Consolidated Financial Statements.

MOTHERS WORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Net sales	$139,005	$143,857	$281,881	$292,341
Cost of goods sold	69,319	67,797	140,233	139,231
Gross profit	69,686	76,060	141,648	153,110
Selling, general and administrative expenses	68,339	69,065	138,917	138,613
Operating income	1,347	6,995	2,731	14,497
Interest expense, net	1,858	2,790	3,724	5,922
Loss on extinguishment of debt	38	—	38	2,093
Income (loss) before income taxes	(549)	4,205	(1,031)	6,482
Income tax provision (benefit)	(159)	1,640	(289)	2,528
Net income (loss)	$(390)	$2,565	$(742)	$3,954

Net income (loss) per share—Basic	$(0.07)	$0.44	$(0.13)	$0.69
Average shares outstanding—Basic	5,937	5,824	5,894	5,765
Net income (loss) per share—Diluted	$(0.07)	$0.41	$(0.13)	$0.64
Average shares outstanding—Diluted	5,937	6,227	5,894	6,183

The accompanying notes are an integral part of these Consolidated Financial Statements.

MOTHERS WORK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(in thousands)

(unaudited)

	Common Stock				Accumulated
	Number of		Additional Paid-in	Retained	Other Comprehensive		Comprehensive Income (Loss)
	Shares	Amount	Capital	Earnings	Loss	Total	Quarter	Year to Date
Balance as of September 30, 2007	5,963	$60	$81,047	$8,820	$(1,404)	$88,523
Net loss	—	—	—	(742)	—	(742)	$(390)	$(742)
Amortization of prior service cost for retirement plans, net of tax	—	—	—	—	81	81	56	81
Change in fair value of interest rate swap, net of tax	—	—	—	—	(1,488)	(1,488)	(867)	(1,488)
Unrealized loss on investments, net of tax	—	—	—	—	(83)	(83)	(49)	(83)
Comprehensive loss							$(1,250)	$(2,232)
Cumulative effect of adoption of FIN No. 48, Note 6	—	—	—	74	—	74
Stock-based compensation	41	—	1,126	—	—	1,126
Exercise of stock options	73	1	683	—	—	684
Tax benefit shortfall from stock option exercises and restricted stock vesting	—	—	(581)	—	—	(581)
Repurchase and retirement of common shares	(7)	—	(117)	—	—	(117)
Balance as of March 31, 2008	6,070	$61	$82,158	$8,152	$(2,894)	$87,477

Balance as of September 30, 2006	5,624	$56	$71,431	$9,213	$—	$80,700
Net income	—	—	—	3,954	—	3,954	$2,565	$3,954
Initial prior service cost for retirement plans, net of tax	—	—	—	—	(1,202)	(1,202)
Amortization of prior service cost for retirement plans, net of tax	—	—	—	—	17	17	17	17
Comprehensive income							$2,582	$3,971
Stock-based compensation	107	1	988	—	—	989
Exercise of stock options	208	2	3,559	—	—	3,561
Excess tax benefit from stock option exercises	—	—	2,462	—	—	2,462
Reclassification of equity award from liabilities	—	—	1,422	—	—	1,422
Balance as of March 31, 2007	5,939	$59	$79,862	$13,167	$(1,185)	$91,903

The accompanying notes are an integral part of these Consolidated Financial Statements.

MOTHERS WORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended March 31,
	2008	2007
Cash Flows from Operating Activities
Net income (loss)	$(742)	$3,954
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,957	7,812
Stock-based compensation expense	1,126	989
Loss on impairment of long-lived assets	946	390
Loss (gain) on disposal of assets	238	(163)
Loss on extinguishment of debt	38	2,093
Accretion of discount on senior notes	—	82
Deferred income tax benefit	(758)	(432)
Amortization of deferred financing costs	125	297
Changes in assets and liabilities:
Decrease (increase) in —
Trade receivables	4,393	(2,420)
Inventories	308	(4,176)
Prepaid expenses and other current assets	(1,480)	4,251
Other non-current assets	168	12
Increase (decrease) in —
Accounts payable, accrued expenses and other current liabilities	(6,256)	(546)
Deferred rent and other non-current liabilities	3,646	(1,671)
Net cash provided by operating activities	9,709	10,472

Cash Flows from Investing Activities
Purchase of short-term investments	—	(19,550)
Proceeds from sale of short-term investments	—	28,975
Contribution to grantor trust	(160)	—
Capital expenditures	(8,206)	(9,116)
Proceeds from sale of property, plant and equipment	—	85
Purchase of intangible assets	(88)	(9)
Net cash (used in) provided by investing activities	(8,454)	385

Cash Flows from Financing Activities
Increase (decrease) in cash overdraft	2,272	(885)
Repayment of long-term debt	(5,848)	(25,330)
Premium on repurchase of long-term debt	—	(1,406)
Deferred financing costs	(21)	(1,019)
Repurchase of common stock	(117)	—
Proceeds from exercise of stock options	684	3,561
Excess tax benefit (tax benefit shortfall) from exercise of stock options and restricted stock vesting	(581)	2,462
Net cash used in financing activities	(3,611)	(22,617)
Net Decrease in Cash and Cash Equivalents	(2,356)	(11,760)
Cash and Cash Equivalents, Beginning of Period	10,130	18,904
Cash and Cash Equivalents, End of Period	$7,774	$7,144

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$4,066	$6,275
Cash paid (received) for income taxes	$495	$(1,972)

The accompanying notes are an integral part of these Consolidated Financial Statements.

MOTHERS WORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

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

2.      EARNINGS PER SHARE (EPS)

Basic earnings per share (“Basic EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding, excluding restricted stock awards for which the restrictions have not lapsed.  Diluted earnings per share (“Diluted EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding, after giving effect to the potential dilution, if applicable, from the assumed lapse of restrictions on restricted stock awards and from the assumed exercise of stock options.

The following tables summarize the Basic EPS and Diluted EPS calculations (in thousands, except per share amounts):

	Three Months Ended March 31, 2008			Three Months Ended March 31, 2007
	Net Loss	Shares	EPS	Net Income	Shares	EPS
Basic EPS	$(390)	5,937	$(0.07)	$2,565	5,824	$0.44
Incremental shares from the assumed lapse of restrictions on restricted stock awards	—	—	—	—	101	(0.01)
Incremental shares from the assumed exercise of outstanding stock options	—	—	—	—	302	(0.02)

Diluted EPS	$(390)	5,937	$(0.07)	$2,565	6,227	$0.41

	Six Months Ended March 31, 2008			Six Months Ended March 31, 2007
	Net Loss	Shares	EPS	Net Income	Shares	EPS
Basic EPS	$(742)	5,894	$(0.13)	$3,954	5,765	$0.69
Incremental shares from the assumed lapse of restrictions on restricted stock awards	—	—	—	—	67	(0.01)
Incremental shares from the assumed exercise of outstanding stock options	—	—	—	—	351	(0.04)

Diluted EPS	$(742)	5,894	$(0.13)	$3,954	6,183	$0.64

For the three months and six months ended March 31, 2007, options for 43,000 and 25,500 shares were excluded from the calculation of Diluted EPS as their effect would have been antidilutive.  Options and unvested restricted stock totaling 872,266 shares of the Company’s common stock were outstanding as of March 31, 2008, but were not included in the computation of Diluted EPS for the three months and six months ended March 31, 2008, due to the Company’s net loss.  Had the Company reported a profit for the three months and six months ended March 31, 2008, the weighted average number of dilutive shares outstanding for computation of Diluted EPS would have been approximately 6,070,000 and 6,035,000.

3.      INVENTORIES

Inventories were comprised of the following (in thousands):

	March 31, 2008	September 30, 2007
Finished goods	$91,464	$91,860
Work-in-progress	3,419	2,947
Raw materials	5,294	5,678
	$100,177	$100,485

4.      ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities were comprised of the following (in thousands):

	March 31, 2008	September 30, 2007
Salaries, wages and employee benefits	$11,365	$11,106
Income taxes payable	—	1,768
Interest	1,033	1,562
Deferred rent	4,193	4,014
Sales taxes	3,793	3,561
Insurance	1,309	1,664
Audit and legal	1,894	4,814
Remaining payout for redemption of Series A Preferred Stock	679	679
Accrued store construction costs	554	442
Gift certificates and store credits	5,371	4,591
Other	7,384	7,432
	$37,575	$41,633

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

On March 13, 2007, the Company entered into a Term Loan and Security Agreement (the “Term Loan Agreement”) for a $90,000,000 senior secured Term Loan B due March 13, 2013 (the “Term Loan”), the proceeds of which were received on April 18, 2007 and were used to redeem the remaining $90,000,000 principal amount of the Senior Notes.  The interest rate on the Term Loan is equal to, at the Company’s election, either (i) the prime rate plus 1.00%, or (ii) the LIBOR rate plus the applicable margin.  The applicable margin was initially fixed at 2.50% through and including the fiscal quarter ended September 30, 2007.  Thereafter, the applicable margin for LIBOR rate borrowings is either 2.25% or 2.50%, depending on the Company’s Consolidated Leverage Ratio (as defined).  Based upon the Company’s Consolidated Leverage Ratio as of September 30, 2007 and December 31, 2007, the applicable margin for LIBOR rate borrowings remained at 2.50% for the first six months of fiscal 2008.  The Company is required to make minimum repayments of the principal amount of the Term Loan in quarterly installments of $225,000 each.  Additionally, the Term Loan can be prepaid at the Company’s option, in part or in whole, at any time without any prepayment premium or penalty.  On March 19, 2008, the Company prepaid $5,000,000 of the outstanding Term Loan.  At March 31, 2008, the Company’s indebtedness under the Term Loan Agreement was $84,100,000.

The Term Loan is secured by a security interest in the Company’s accounts receivable, inventory, real estate interests, letter of credit rights, cash, intangibles and certain other assets. The security interest granted to the Term Lenders is, in certain respects, subordinate to the security interest granted to the Credit Facility Lender.  The Term Loan Agreement imposes certain restrictions on the Company’s ability to, among other things, incur additional indebtedness, pay dividends, repurchase stock, and enter into other various types of transactions.  The Term Loan Agreement also contains quarterly financial covenants that require the Company to maintain a specified maximum permitted Consolidated Leverage Ratio and a specified minimum permitted Consolidated Interest Coverage Ratio (as defined).  Since the inception of the Term Loan Agreement, including the six month period ended March 31, 2008, the Company was in compliance with the financial covenants of its Term Loan Agreement.

In order to mitigate the Company’s floating rate interest risk on the variable rate Term Loan, the Company entered into an interest rate swap agreement with the Agent bank for the Term Loan that commenced on April 18, 2007, the date the $90,000,000 Term Loan proceeds were received, and expires on April 18, 2012.  The interest rate swap agreement enables the Company to effectively convert an amount of the Term Loan equal to the notional amount of the interest rate swap from a floating interest rate of LIBOR plus 2.50% (subject to reduction to LIBOR plus 2.25% if the Company achieves a specified leverage ratio), to a fixed interest rate of 7.50% (subject to reduction to 7.25% if the Company achieves a specified leverage ratio) for the significant majority of the Term Loan.  The notional amount of the interest rate swap was $75,000,000 at the inception of the swap agreement and decreases over time to a notional amount of $5,000,000 at the expiration date.  The notional amount of the swap was $65,000,000 as of March 31, 2008 and over the next eighteen months decreases as follows:  to $57,500,000 starting April 18, 2008; to $50,000,000 starting October 20, 2008; and to $42,500,000 starting April 20, 2009.

In connection with the Term Loan transaction, the Company amended its existing $60,000,000 revolving credit facility (the “Credit Facility”) in order to permit the new Term Loan financing.  This amendment of the Credit Facility also extended its maturity from October 15, 2009 to March 13, 2012, increased its size to $65,000,000, and reduced the LIBOR-based interest rate option under the facility by 0.25%.  There are no financial covenant requirements under the Credit Facility provided that Excess Availability (as defined) does not fall below 10% of the Borrowing Base (as defined).  If Excess Availability were to fall below 10% of the Borrowing Base, the Company would be required to meet a specified minimum Fixed Charge Coverage Ratio (as defined).  During the first six months of fiscal 2008 and 2007, the Company exceeded the minimum requirements for Excess Availability.

6.      INCOME TAXES

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes.”  FIN No. 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  FIN No. 48 applies to all tax positions related to income taxes subject to Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.”  Under FIN No. 48, recognition of a tax benefit occurs when a tax position is more-likely-than-not to be sustained upon examination, based solely on its technical merits.  Derecognition of a previously recognized tax position would occur if it is subsequently determined that the tax position no longer meets the more-likely-than-not threshold of being sustained.

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

7.      RETIREMENT PLANS

On March 2, 2007, the Company entered into Supplemental Executive Retirement Agreements (the “SERP Agreements”) with its Chairman of the Board and Chief Executive Officer and its President and Chief Creative Officer (the “SERP Executives”).

The components of net periodic pension cost on a pre-tax basis were as follows (in thousands):

	Three Months Ended, March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Service cost	$243	$131	$486	$131
Interest cost	45	10	90	10
Amortization of prior service cost	88	29	176	29
Total net periodic benefit cost	$376	$170	$752	$170

On April 30, 2007, the Company made an initial required contribution of $2,662,000 to a grantor trust, which was established for the purpose of accumulating assets in anticipation of the Company’s payment obligations under the SERP Agreements.  On November 27, 2007, the Company made an additional required contribution to the grantor trust of $1,160,000.  In order to impact positively the Company’s ability to comply with the Consolidated Leverage Ratio covenant of its Term Loan Agreement at March 31, 2008 (see Note 5), with the consent of the SERP Executives the Company withdrew $1,000,000 from the grantor trust on March 28, 2008.  The withdrawn funds were used to repay indebtedness under the Credit Facility.  The Company is obligated to replenish the withdrawn grantor trust funds by November 29, 2008 in accordance with the Company’s normal funding obligations under the SERP Agreements.  The Company is not obligated to make any additional contributions to the grantor trust during fiscal 2008.  The Company may, but is not obligated to, recontribute all or a portion of the withdrawn funds before the end of fiscal 2008.

As of March 31, 2008, investments in the grantor trust, included in other non-current assets in the consolidated balance sheet, amounted to $2,814,000.  The grantor trust investments were classified as available-for-sale and consisted primarily of fixed income mutual funds with cost that approximated the fair value.

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

Geographic Information.  Information concerning the Company’s operations by geographic area was as follows (in thousands):

	Three Months Ended, March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Net Sales to Unaffiliated Customers
United States	$134,423	$140,079	$272,244	$284,296
Canada	$4,582	$3,778	$9,637	$8,045

	March 31, 2008	September 30, 2007
Long-Lived Assets
United States	$65,854	$67,125
Canada	$2,304	$2,102
Costa Rica	$207	$207

Major Customers.  For the periods presented, the Company did not have any one customer who represented more than 10% of its net sales.

11.   INTEREST EXPENSE, NET

Interest expense, net was comprised of the following (in thousands):

	Three Months Ended, March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Interest expense	$1,859	$2,847	$3,816	$6,217
Interest income	(1)	(57)	(92)	(295)
Interest expense, net	$1,858	$2,790	$3,724	$5,922

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following tables set forth certain operating data as a percentage of net sales and as a percentage change for the three and six months ended March 31:

					% Period to Period Increase (Decrease)
					Three	Six
	% of Net Sales (1)				Months	Months
	Three		Six		Ended	Ended
	Months Ended		Months Ended		March 31,	March 31,
	March 31,		March 31,		2008 vs.	2008 vs.
	2008	2007	2008	2007	2007	2007
Net sales	100.0%	100.0%	100.0%	100.0%	(3.4)%	(3.6)%
Cost of goods sold (2)	49.9	47.1	49.7	47.6	2.2	0.7
Gross profit	50.1	52.9	50.3	52.4	(8.4)	(7.5)
Selling, general and administrative expenses (3)	49.2	48.0	49.3	47.4	(1.1)	0.2
Operating income	1.0	4.9	1.0	5.0	(80.7)	(81.2)
Interest expense, net	1.3	1.9	1.3	2.0	(33.4)	(37.1)
Loss on extinguishment of debt	0.0	—	0.0	0.7	N.M.	(98.2)
Income before income taxes	(0.4)	2.9	(0.4)	2.2	(113.1)	(115.9)
Income tax provision (benefit)	(0.1)	1.1	(0.1)	0.9	(109.7)	(111.4)
Net income	(0.3)%	1.8%	(0.3)%	1.4%	(115.2)	(118.8)

N.M.—Not meaningful

(1)   Components may not add to total due to rounding.

(2)   The “Cost of goods sold” line item includes merchandise costs (including customs duty expenses), expenses related to inventory shrinkage, product related corporate expenses (including expenses related to our payroll, benefit costs and operating expenses of our buying departments), inventory reserves (including lower of cost or market reserves), inbound freight charges, purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs, and the other costs of our distribution network.

(3)   The “Selling, general and administrative expenses” line item includes advertising and marketing expenses, corporate administrative expenses, store expenses (including store payroll and store occupancy expenses), store opening and store closing expenses, and store asset impairment charges.

The following table sets forth certain information concerning the number of our stores and leased departments for the periods indicated:

	Three Months Ended
	March 31, 2008			March 31, 2007
Retail Locations	Stores	Leased Departments	Total Retail Locations	Stores	Leased Departments	Total Retail Locations
Beginning of period	772	772	1,544	807	787	1,594
Opened	10	2	12	7	59	66
Closed	(16)	(3)	(19)	(19)	(25)	(44)
End of period	766	771	1,537	795	821	1,616

	Six Months Ended
	March 31, 2008			March 31, 2007
Retail Locations	Stores	Leased Departments	Total Retail Locations	Stores	Leased Departments	Total Retail Locations
Beginning of period	781	795	1,576	810	731	1,541
Opened	17	4	21	10	119	129
Closed	(32)	(28)	(60)	(25)	(29)	(54)
End of period	766	771	1,537	795	821	1,616

Our fiscal year ends on September 30.  All references in this discussion to our fiscal years refer to the fiscal year, or periods within the fiscal year, ended on September 30 in the year mentioned.  For example, our “fiscal 2008” will end on September 30, 2008.

Three Months Ended March 31, 2008 and 2007

Net Sales.  Our net sales for the second quarter of fiscal 2008 decreased by 3.4%, or $4.9 million, to $139.0 million from $143.9 million for the second quarter of fiscal 2007.  The decrease in net sales versus last year resulted primarily from a decrease in comparable store sales and, to a lesser extent, reduced sales volume from the ongoing closure of certain underperforming stores and decreased sales from the Company’s leased department and licensed relationships.  Comparable store sales decreased by 1.7% for the second quarter of fiscal 2008, based on 1,394 retail locations, versus a comparable store sales decrease of 1.6% for the second quarter of fiscal 2007, based on 1,412 retail locations.  The comparable store sales decrease of 1.7% for the second quarter of fiscal 2008 was favorably impacted by approximately 1 to 2 percentage points due to having an extra day in February 2008 compared to February 2007 and, to a lesser extent, the earlier timing of Easter (March 23, 2008 compared to April 8, 2007).  The comparable store sales decrease of 1.6% for the second quarter of fiscal 2007 was favorably impacted by approximately 1 percentage point due to having one more Saturday in the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006.  We attribute the decrease in comparable store sales for the quarter to the extremely weak overall economic and retail environment, unseasonably cold weather in the last month of the quarter, and to a lesser extent, some negative impact from the more pregnancy-friendly fit of certain non-maternity fashion trends.

As of March 31, 2008, we operated a total of 766 stores and 1,537 total retail locations, compared to 795 stores and 1,616 total retail locations as of March 31, 2007.  In addition, our Oh Baby by Motherhood™ collection is available at Kohl’s® stores throughout the United States.  During the second quarter of fiscal 2008, we opened 10 stores and closed 16 stores, with one of the store closings related to a multi-brand store opening.

Gross Profit.  Our gross profit for the second quarter of fiscal 2008 decreased by 8.4%, or $6.4 million, to $69.7 million from $76.1 million for the second quarter of fiscal 2007, primarily reflecting the effect of our lower sales volume and increased price promotional activity compared to last year.  Gross profit as a percentage of net sales (gross margin) for the second quarter of fiscal 2008 was 50.1% compared to 52.9% for the second quarter of fiscal 2007.  The decrease in gross margin of 2.8 percentage points compared to the prior year resulted primarily from more price promotional activity compared to last year, increased product costs and the effect of spreading fixed product overhead costs over a lower sales volume.

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses for the second quarter of fiscal 2008 decreased by 1.1%, or approximately $0.8 million, to $68.3 million from $69.1 million for the second quarter of fiscal 2007.  This decrease in expense for the quarter resulted primarily from decreases in legal expenses and employee benefits costs, partially offset by increased impairment charges for write-downs of store long-lived assets.  As a percentage of net sales, selling, general and administrative expenses increased to 49.2% for the second quarter of fiscal 2008 compared to 48.0% for second quarter of fiscal 2007.  This increase in the expense percentage for the quarter resulted primarily from negative expense leverage from the decrease in sales, partially offset by the $0.8 million decrease in selling, general and administrative expenses.  We incurred impairment charges for write-downs of store long-lived assets of $0.4 million for the second quarter of fiscal 2008, as compared to $0.1 million for the second quarter of fiscal 2007.  We recorded charges of $0.1 million related to store closings for the second quarter of fiscal 2008, as compared to a gain of $0.1 from store closings in the second quarter of fiscal 2007.

Operating Income.  Our operating income for the second quarter of fiscal 2008 decreased by 80.7%, or approximately $5.7 million, to $1.3 million from $7.0 million for the second quarter of fiscal 2007, due to the lower sales volume and associated gross profit reduction, partially offset by lower selling, general and administrative expenses.  Operating income as a percentage of net sales (operating income margin) for the second quarter of fiscal 2008 decreased to 1.0% from 4.9% for the second quarter of fiscal 2007.  The decrease in operating income margin was due to our lower gross margin and our higher operating expense ratio compared to the second quarter of fiscal 2007.

Interest Expense, Net.  Our net interest expense for the second quarter of fiscal 2008 decreased by 33.4%, or $0.9 million, to $1.9 million from $2.8 million for the second quarter of fiscal 2007.  This decrease was primarily due to the lower interest rate on our new $90.0 million Term Loan compared to the interest rate on our Senior Notes and, to a much lesser extent, our lower debt level, partially offset by higher average borrowings under our credit facility.  During the second quarter of fiscal 2008, our average level of direct borrowings under our credit facility was $8.3 million, but we did not have any direct borrowings under our credit facility as of March 31, 2008.  During the second quarter of fiscal 2007, our average level of direct borrowings under our credit facility was $1.2 million.

Loss on Extinguishment of Debt.  In March 2008, we prepaid $5.0 million principal amount of our outstanding Term Loan.  The $5.0 million Term Loan prepayment resulted in a second quarter fiscal 2008 pre-tax charge of $38,000, representing the write-off of unamortized deferred financing costs.

Income Tax Provision.  Our effective tax rate was a benefit of 29.0% for the second quarter of fiscal 2008 and a provision of 39.0% for the second quarter of fiscal 2007.  Our benefit rate for the second quarter of fiscal 2008 reflects the effect of additional income tax expense (including interest and penalties) recognized during the quarter in connection with the accounting requirements of FIN No. 48.  We expect our effective tax rate for the full year fiscal 2008 to be approximately 40%.

Net Income (Loss).  Net loss for the second quarter of fiscal 2008 was $0.4 million, or $(0.07) per share (diluted), compared to net income of $2.6 million, or $0.41 per share (diluted), for the second quarter of fiscal 2007.

Our average diluted shares outstanding of 5,937,000 for the second quarter of fiscal 2008 was 4.7% lower than the 6,227,000 average diluted shares outstanding for the second quarter of fiscal 2007.  The decrease in average diluted shares outstanding reflects the elimination of the dilutive impact of outstanding stock options and restricted stock in the second quarter of fiscal 2008 due to the net loss, compared to the dilutive impact of outstanding stock options and restricted stock awards in the second quarter of fiscal 2007, when we generated net income, partially offset by higher shares outstanding in the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007, as a result of stock option exercises and vesting of restricted stock awards.

Six Months Ended March 31, 2008 and 2007

Net Sales.  Our net sales for the first six months of fiscal 2008 decreased by 3.6%, or approximately $10.4 million, to $281.9 million from $292.3 million for the first six months of fiscal 2007.  The decrease in net sales versus last year resulted primarily from a decrease in comparable store sales and, to a lesser extent, reduced sales volume from the ongoing closure of certain underperforming stores and decreased sales from the Company’s leased department and licensed relationships.  Comparable store sales decreased by 2.9% for the first six months of fiscal 2008, based on 1,330 retail locations, versus a comparable store sales decrease of 1.9% for the first six months of fiscal 2007, based on 1,395 retail locations.

During the first six months of fiscal 2008, we opened 17 stores, including two multi-brand store openings, and closed 32 stores, with nine of the store closings related to multi-brand store openings.  In addition, during the first six months of fiscal 2008, the Company closed 24 leased department locations within Sears® stores, pursuant to mutual agreement with Sears.  As of March 31, 2008, the Company operates 477 leased departments within Sears stores and, as we disclosed in September 2007, our relationship with Sears will end in June 2008, resulting in the closure of our remaining leased departments within Sears stores.

Gross Profit.  Our gross profit for the first six months of fiscal 2008 decreased by 7.5%, or $11.5 million, to $141.6 million from $153.1 million for the first six months of fiscal 2007, primarily reflecting the effect of our lower sales volume and increased price promotional activity compared to last year.  Gross profit as a percentage of net sales (gross margin) for the first six months of fiscal 2008 was 50.3%, compared to 52.4% for the first six months of fiscal 2007.  The decrease in gross margin of 2.1 percentage points compared to the prior year resulted primarily from more price promotional activity compared to last year, increased product costs and the effect of spreading fixed product overhead costs over a lower sales volume.

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses for the first six months of fiscal 2008 increased by 0.2%, or $0.3 million, to $138.9 million from $138.6 million for the first six months of fiscal 2007.  This slight increase in expense for the six-month period resulted primarily from increases in retirement plan expense, store closing costs and impairment charges for write-downs of store long-lived assets, offset by decreased legal expenses and lower variable incentive compensation and employee benefits costs .  As a percentage of net sales, selling, general and administrative expenses for the first six months of fiscal 2008 were 49.3% compared to 47.4% for the first six months of fiscal 2007.  This increase in the expense percentage for the six-month period resulted primarily from negative expense leverage from the decrease in sales, and to a much lesser extent the $0.3 million increase in selling, general and administrative expenses.  We incurred impairment charges for write-downs of store long-lived assets of $0.9 million for the first six months of fiscal 2008, as compared to $0.4 million for the first six months of fiscal 2007.  We recorded charges of $0.5 million related to store closings for the first six months of fiscal 2008, as compared to a gain of $0.1 million from store closings in the first six months of fiscal 2007.

Operating Income.  Our operating income for the first six months of fiscal 2008 decreased by 81.2%, or $11.8 million, to $2.7 million from $14.5 million for the first six months of fiscal 2007, due to the lower sales volume and associated gross profit reduction, and to a much lesser extent, slightly higher selling, general and administrative expenses.  Operating income as a percentage of net sales (operating income margin) for the first six months of fiscal 2008 decreased to 1.0% from 5.0% for the first six months of fiscal 2007.  The decrease in operating income margin was due to our lower gross margin and our higher operating expense ratio compared to the first six months of fiscal 2007.

Interest Expense, Net.  Our net interest expense for the first six months of fiscal 2008 decreased by 37.1%, or $2.2 million, to $3.7 million from $5.9 million for the first six months of fiscal 2007.  This decrease was primarily due to the lower interest rate on our new $90.0 million Term Loan, which was used to redeem the remaining outstanding balance of our Senior Notes and, to a lesser extent, our lower debt level, as a result of the repurchase of $25.0 million of our Senior Notes on December 8, 2006, partially offset by higher average borrowings under our credit facility.  During the first six months of fiscal 2008, our average level of direct borrowings under our credit facility was $6.3 million, but we did not have any direct borrowings under our credit facility as of March 31, 2008.  During the first six months of fiscal 2007, our average level of direct borrowings under our credit facility was $0.6 million.

Loss on Extinguishment of Debt.  In March 2008, we prepaid $5.0 million principal amount of our outstanding Term Loan.  The $5.0 million Term Loan prepayment resulted in a second quarter fiscal 2008 pre-tax charge of $38,000, representing the write-off of unamortized deferred financing costs.  In December 2006, we repurchased $25.0 million principal amount of our outstanding Senior Notes.  The $25.0 million Senior Note repurchase resulted in a first quarter fiscal 2007 pre-tax charge of $2.1 million, representing the premium paid plus the write-off of unamortized debt issuance discount and deferred financing costs.

Income Tax Provision.  Our effective tax rate was a benefit of 28.0% for the first six months of fiscal 2008 and a provision of 39.0% for the first six months of fiscal 2007.  Our benefit rate for the first six months of fiscal 2008, reflects the effect of additional income tax expense (including interest and penalties) recognized during the six-month period in connection with the implementation and ongoing accounting requirements of FIN No. 48.

Net Income (Loss).  Net loss for the first six months of fiscal 2008 was $0.7 million, or $(0.13) per share (diluted), compared to net income of $4.0 million, or $0.64 per share (diluted), for the first six months of fiscal 2007.  Net loss for the first six months of fiscal 2008 includes an after-tax debt extinguishment charge of $23,000, or $0.00 per share (diluted).  Net income for the first six months of fiscal 2007 includes an after-tax debt extinguishment charge of $1.3 million, or $0.21 per share (diluted).

Our average diluted shares outstanding of 5,894,000 for the first six months of fiscal 2008 was 4.7% lower than the 6,183,000 average diluted shares outstanding for the first six months of fiscal 2007.  The decrease in average diluted shares outstanding reflects the elimination of the dilutive impact of outstanding stock options and restricted stock in for the first six months of fiscal 2008 due to the net loss, compared to the dilutive impact of outstanding stock options and restricted stock awards in the first six months of fiscal 2007, when we generated net income, partially offset by higher shares outstanding in the first six months of fiscal 2008 compared to the first six months of fiscal 2007, as a result of stock option exercises and vesting of restricted stock awards.

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

In November 2006, our Board of Directors authorized the repurchase of $25.0 million principal amount of our Senior Notes.  This was in addition to the repurchase of $10.0 million principal amount of our Senior Notes completed during August and September 2006.  On December 8, 2006, we completed the repurchase of the authorized amount at 105.625% of the $25.0 million principal amount, plus accrued and unpaid interest.  On April 18, 2007, we completed the redemption of the remaining $90.0 million principal amount of our outstanding Senior Notes through a new Term Loan financing.  The new Term Loan extended the maturity for $90.0 million principal amount of our debt from August 1, 2010 (the maturity date of the redeemed Senior Notes) to March 13, 2013 (the maturity date of the new Term Loan), with quarterly required principal payments of $225,000.  The December 2006 redemption of the Senior Notes, which was at a price of 105.625% of principal amount, plus accrued interest, resulted in “Loss on extinguishment of debt” of $2.1 million on a pre-tax basis for the first quarter of fiscal 2007, consisting of the $1.4 million cash redemption premium and $0.7 million of non-cash expense from the write-off of unamortized deferred financing costs and debt issuance costs.

In March 2007, we entered into Supplemental Executive Retirement Agreements (the “SERP Agreements”) with our Chairman of the Board and Chief Executive Officer and our President and Chief Creative Officer (the “SERP Executives”).  In April 2007, we made an initial required contribution of $2.7 million to a grantor trust, which was established for the purpose of accumulating assets in anticipation of our payment obligations under the SERP Agreements.  In November 2007, we made an additional required contribution to the grantor trust of $1.2 million.  In order to impact positively our ability to comply with the Consolidated Leverage Ratio covenant of our Term Loan Agreement at March 31, 2008, with the consent of the SERP Executives we withdrew $1.0 million from the grantor trust on March 28, 2008.  The withdrawn funds were used to repay indebtedness under our credit facility.  We are obligated to replenish the withdrawn grantor trust funds by November 29, 2008 in accordance with our normal funding obligations under the SERP Agreements.  We are not obligated to make any additional contributions to the grantor trust during fiscal 2008.  We may, but are not obligated to, recontribute all or a portion of the withdrawn funds before the end of fiscal 2008.

Cash and cash equivalents decreased by $2.4 million during the first six months of fiscal 2008 compared to a decrease of $11.8 million for the first six months of fiscal 2007.  Cash provided by operations of $9.7 million for the first six months of fiscal 2008 decreased by $0.8 million from the $10.5 million cash provided by operations for the first six months of fiscal 2007.  This decrease in cash provided by operations was primarily the result of: (i) the net loss in the first six months of fiscal 2008 compared to net income for the first six months of fiscal 2007, and (ii) an increase in prepaid expenses and other current assets, compared to a decrease in the first six months of fiscal 2007.  These decreases in cash provided by operations were partially offset by increased cash provided by a decrease in accounts receivable and inventories in the first six months of fiscal 2008 compared to an increase in the first six months of fiscal 2007.  During the first six months of fiscal 2008, we used a significant majority of our cash provided by operations to pay for capital expenditures.  We funded repayments of long-term debt, including the $5.0 million prepayment of our Term Loan in March 2008, with the drawdown of a portion of our cash balance, cash generated from cash overdraft timing, the remaining cash provided by operations and cash from the exercise of stock options.  During the first six months of fiscal 2007, we used a significant majority of our cash provided by operations to pay for capital expenditures.  We funded the $25.0 million repurchase of our Senior Notes by utilizing available cash, cash generated by net proceeds from the sales (net of purchases) of short-term investments, cash generated from stock option exercises, as well as the remaining cash provided by operations.

For the first six months of fiscal 2008, we spent $8.2 million on capital expenditures, including $6.0 million for leasehold improvements, fixtures and equipment principally for new store facilities, as well as improvements to existing stores, and $2.2 million for our information systems and distribution and corporate facilities.  This compares to $9.1 million in capital expenditures for the first six months of fiscal 2007, of which $5.7 million was spent for new store facilities and improvements to existing stores and retail locations, and $3.4 million for our information systems and distribution and corporate facilities.

On March 13, 2007, we entered into a Term Loan Agreement for a $90.0 million senior secured Term Loan B due March 13, 2013, the proceeds of which were received on April 18, 2007 and were used to redeem the remaining $90.0 million principal amount of our Senior Notes.  The interest rate on the Term Loan is equal to, at our election, either (i) the prime rate plus 1.00%, or (ii) the LIBOR rate plus the applicable margin.  The applicable margin was initially fixed at 2.50%

through and including the fiscal quarter ended September 30, 2007.  Thereafter, the applicable margin for LIBOR rate borrowings is either 2.25% or 2.50%, depending on our Consolidated Leverage Ratio (as defined).  Based upon our Consolidated Leverage Ratio as of September 30, 2007 and December 31, 2007, the applicable margin for LIBOR rate borrowings remained at 2.50% for the first six months of fiscal 2008.  We are required to make minimum repayments of the principal amount of the Term Loan in quarterly installments of $225,000 each.  Additionally, the Term Loan can be prepaid at our option, in part or in whole, at any time without any prepayment premium or penalty.  On March 19, 2008, we prepaid $5.0 million of the outstanding Term Loan.  At March 31, 2008, our indebtedness under the Term Loan Agreement was $84.1 million.

The Term Loan is secured by a security interest in our accounts receivable, inventory, real estate interests, letter of credit rights, cash, intangibles and certain other assets. The security interest granted to the Term Lenders is, in certain respects, subordinate to the security interest granted to the Credit Facility Lender.  The Term Loan Agreement imposes certain restrictions on our ability to, among other things, incur additional indebtedness, pay dividends, repurchase stock, and enter into other various types of transactions.  The Term Loan Agreement also contains quarterly financial covenants that require us to maintain a specified maximum permitted Consolidated Leverage Ratio and a specified minimum permitted Consolidated Interest Coverage Ratio (as defined).  Since the inception of the Term Loan Agreement, including all of the six month period ended March 31, 2008, we were in compliance with all covenants of our Term Loan Agreement.

In order to mitigate our floating rate interest risk on the variable rate Term Loan, we entered into an interest rate swap agreement with the Agent bank for the Term Loan that commenced on April 18, 2007, the date the $90,000,000 Term Loan proceeds were received, and expires on April 18, 2012.  The interest rate swap agreement enables us to effectively convert an amount of the Term Loan equal to the notional amount of the interest rate swap from a floating interest rate of LIBOR plus 2.50% (subject to reduction to LIBOR plus 2.25% if we achieve a specified leverage ratio), to a fixed interest rate of 7.50% (subject to reduction to 7.25% if we achieve a specified leverage ratio) for the significant majority of the Term Loan.  The notional amount of the interest rate swap was $75.0 million at the inception of the swap agreement and decreases over time to a notional amount of $5.0 million at the expiration date.  The notional amount of the swap was $65.0 million as of March 31, 2008 and over the next eighteen months decreases as follows:  to $57.5 million starting April 18, 2008; to $50.0 million starting October 20, 2008; and to $42.5 million starting April 20, 2009.

In connection with the Term Loan transaction, we amended our existing $60.0 million Credit Facility in order to permit the new Term Loan financing.  This amendment of the Credit Facility also extended its maturity from October 15, 2009 to March 13, 2012, increased its size to $65.0 million, and reduced the LIBOR-based interest rate option under the facility by 0.25%.  There are no financial covenant requirements under the Credit Facility provided that Excess Availability (as defined) does not fall below 10% of the Borrowing Base (as defined).  If Excess Availability were to fall below 10% of the Borrowing Base, we would be required to meet a specified minimum Fixed Charge Coverage Ratio (as defined).  During the first six months of fiscal 2008 and 2007, we exceeded the minimum requirements for Excess Availability.

As of March 31, 2008, we had no outstanding borrowings under the Credit Facility and $6.8 million in letters of credit, with $58.2 million of availability under our credit line.  We had average direct borrowings of $6.3 million under our Credit Facility for the first six months of fiscal 2008, compared to average direct borrowings of $0.6 million during the first six months of fiscal 2007.

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

Inventories.  We value our inventories, which consist primarily of maternity apparel, at the lower of cost or market. Cost is determined on the first-in, first-out method (FIFO) and includes the cost of merchandise, freight, duty and broker fees.  A periodic review of inventory quantities on hand is performed in order to determine if inventory is properly valued at the lower of cost or market.  Factors related to current inventories such as future consumer demand and fashion trends, current aging, current analysis of merchandise based on receipt date, current and anticipated retail markdowns or wholesale discounts, and class or type of inventory are analyzed to determine estimated net realizable values.  Criteria utilized by us to quantify aging trends include factors such as the amount of merchandise received within the past twelve months, merchandise received more than one year before with quantities on-hand in excess of 12 months of sales, and merchandise currently selling below cost.  A provision is recorded to reduce the cost of inventories to its estimated net realizable value, if required.  Inventories as of March 31, 2008 and September 30, 2007 totaled $100.2 million and $100.5 million, respectively, representing 37.1% and 36.4% of total assets, respectively.  Given the significance of inventories to our consolidated financial statements, the determination of net realizable values is considered to be a critical accounting estimate.  Any significant unanticipated changes in the factors noted above could have a significant impact on the value of our inventories and our reported operating results.

Long-Lived Assets.  Our long-lived assets consist principally of store leasehold improvements (included in the “Property, plant and equipment, net” line item in our consolidated balance sheets) and, to a much lesser extent, lease acquisition costs (included in the “Other intangible assets, net” line item in our consolidated balance sheets).  These long-lived assets are recorded at cost and are amortized using the straight-line method over the shorter of the lease term or their useful life.  Net long-lived assets as of March 31, 2008 and September 30, 2007 totaled $68.2 million and $69.2 million, respectively, representing 25.3% and 25.1% of total assets, respectively.

In assessing potential impairment of these assets, we periodically evaluate the historical and forecasted operating results and cash flows on a store-by-store basis.  Newly opened stores may take time to generate positive operating and cash flow results.  Factors such as: (i) store type, that is, company store or leased department, (ii) store concept, that is, Motherhood Maternity®, Mimi Maternity®, A Pea in the Pod® or Destination Maternity®, (iii) store location, for example, urban area versus suburb, (iv) current marketplace awareness of our brands, (v) local customer demographic data, (vi) anchor stores within the mall in which our store is located and (vii) current fashion trends are all considered in determining the time frame required for a store to achieve positive financial results, which is assumed to be within two years from the date a store location is opened.  If economic conditions are substantially different from our expectations, the carrying value of certain of our long-lived assets may become impaired.  As a result of our impairment assessment, we recorded write-downs of long-lived assets of $0.9 million for the first six months of fiscal 2008, and $0.4 million for the first six months of fiscal 2007, respectively.

Goodwill.  The purchase method of accounting for business combinations requires the use of estimates and judgments to allocate the purchase price paid for acquisitions to the fair value of the net tangible and identifiable intangible assets.  Goodwill represents the excess of the aggregate purchase price over the fair value of net assets acquired in business combinations and is separately disclosed in our consolidated balance sheets.  As of both March 31, 2008 and September 30, 2007, goodwill totaled $50.4 million, representing 18.7% and 18.3% of total assets, respectively.  In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 142 requires that goodwill no longer be amortized, but instead be tested for impairment at least annually or as impairment indicators arise.

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

The temporary differences between the book and tax treatment of income and expenses result in deferred tax assets and liabilities, which are included within our consolidated balance sheets.  We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income.  Actual results could differ from our assessments if adequate taxable income is not generated in future periods.  Net deferred tax assets as of March 31, 2008 and September 30, 2007 totaled $23.5 million and $22.3 million, respectively, representing 8.7% and 8.1% of total assets, respectively.  To the extent we believe that recovery is not more likely than not, we must establish a valuation allowance.  To the extent we establish a valuation allowance or change the allowance in a future period, income tax expense will be impacted.

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

Forward-Looking Statements

Some of the information in this report, including the information incorporated by reference (as well as information included in oral statements or other written statements made or to be made by us), contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements involve a number of risks and uncertainties. A number of factors could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, but are not limited to the following: our ability to successfully manage various business initiatives, our ability to successfully manage and retain our leased department and licensed relationships and marketing partnerships, future sales trends in our existing retail locations, weather, changes in consumer spending patterns, raw material price increases, consumer preferences and overall economic conditions, our ability to anticipate and respond to fashion trends and consumer preferences, unanticipated fluctuations in our operating results, impact of competition and pricing, availability of suitable store locations, continued availability of capital and financing, our ability to hire and develop senior management and sales associates, our ability to develop and source merchandise, our ability to receive production from foreign sources on a timely basis, potential stock repurchases, potential debt prepayments, changes in market interest rates, war or acts of terrorism, and other factors referenced in our Annual Report on Form 10-K, including those set forth under the caption “Risk Factors.”

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

As of March 31, 2008, we had cash and cash equivalents of $7.8 million and an additional $2.8 million in a grantor trust.  Our cash equivalents consist of money market accounts that bear interest at variable rates.  Our investments in the grantor trust consist primarily of fixed income mutual funds with cost that approximates fair value.  A change in market interest rates earned on our investments impacts the interest income and cash flows, but does not materially impact the fair market value of the financial instruments.  Due to the average maturity and conservative nature of our investment portfolio, we believe a sudden change in interest rates would not have a material effect on the value of our investment portfolio.

As of March 31, 2008, the principal components of our debt portfolio were the $84.1 million Term Loan and the $65.0 million Credit Facility, both of which are denominated in U.S. dollars.  The fair market value of the debt portfolio is referred to as the “Debt Value.”

Our Credit Facility carries a variable interest rate that is tied to market indices.  As of March 31, 2008, we had no direct borrowings and $6.8 million of letters of credit outstanding under our Credit Facility.  Borrowings under the Credit Facility would have resulted in interest at a rate between approximately 3.70% and 5.25% per annum as of March 31, 2008.  Interest on any future borrowings under the Credit Facility would, to the extent of outstanding borrowings, be affected by changes in market interest rates.  A change in market interest rates on the variable rate portion of the debt portfolio impacts the interest expense incurred and cash flows, but does not impact the Debt Value of the financial instrument.

The Term Loan carries a variable interest rate that is tied to market indices.  The sensitivity analysis as it relates to this portion of our debt portfolio assumes an instantaneous 100 basis point move in interest rates from their levels as of March 31, 2008, with all other variables held constant.  The Debt Value of the Term Loan is approximately $84.1 million, its principal amount.  A 100 basis point increase in market interest rates would result in additional annual interest expense on the Term Loan of approximately $0.8 million.  A 100 basis point decline in market interest rates would correspondingly lower our annual interest expense on the Term Loan by approximately $0.8 million.

In order to mitigate our floating rate interest risk on the variable rate Term Loan, we entered into an interest rate swap agreement with the Agent bank for the Term Loan that commenced on April 18, 2007.  The interest rate swap agreement enables us to effectively convert an amount of the Term Loan equal to the notional amount of the interest rate swap from a floating interest rate (LIBOR plus 2.50%), to a fixed interest rate (7.50%).  The notional amount of the interest rate swap was $75.0 million at inception of the swap agreement and decreases over time to a notional amount of $5.0 million at the expiration date.  The notional amount of the swap was $65,000,000 as of March 31, 2008 and over the next twelve months decreases as follows:  to $57,500,000 starting April 18, 2008; and to $50,000,000 starting October 20, 2008.  Based on the scheduled swap notional amount during the next 12 months of the swap agreement, a 100 basis point increase in market interest rates would result in interest expense savings for the year of approximately $0.5 million.  A 100 basis point decline in market interest rates would correspondingly increase our interest expense for the year by approximately $0.5 million.  Thus, a 100 basis point increase in market interest rates during the next 12 months of the swap agreement would result in additional interest expense for the year of approximately $0.3 million on the Term Loan and swap agreement combined.  A 100 basis point decline in market interest rates during the next 12 months of the swap agreement would correspondingly lower our interest expense for the year by approximately $0.3 million on the Term Loan and swap agreement combined.

Based on the limited other variable rate debt included in our debt portfolio as of March 31, 2008, a 100 basis point increase in interest rates would result in additional interest incurred for the year of less than $0.1 million.  A 100 basis point decrease in interest rates would correspondingly lower our interest expense for the year by less than $0.1 million.

Other than as described above, we do not believe that the market risk exposure on other financial instruments is material.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to our management on a timely basis to allow decisions regarding required disclosure.  We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2008, these controls and procedures were effective.

Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the fiscal quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by us during the quarter ended March 31, 2008 of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
January 1 to January 31, 2008	549	$15.10	—	—
February 1 to February 29, 2008	72	$18.75	—	—
March 1 to March 31, 2008	54	$16.97	—	—
Total	675	$15.64	—	—

(1) Represents shares repurchased directly from certain employees to satisfy income tax withholding obligations for such employees in connection with restricted stock awards that vested during the period.

(2) During the quarter ended March 31, 2008, the Company did not have a publicly announced program for repurchase of shares of its common stock and did not repurchase any of its common stock in open-market transactions outside of such a program.

Item 6.  Exhibits

Exhibit No.		Description

10.1	*

Confidentiality Agreement dated March 10, 2008, by and among Mothers Work, Inc., Crescendo Partners II, L.P., Series K, Crescendo Investments II, LLC, Crescendo Partners III, L.P., and Crescendo Investments III, LLC (Exhibit 10.1 to the March 10, 2008 Form 8-K).

10.2	*	Letter Agreement dated March 28, 2008, among Dan Matthias, Rebecca Matthias, Wachovia Bank, National Association and Mothers Work, Inc. (Exhibit 10.1 to the March 28, 2008 Form 8-K).
31.1		Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of the Chief Operating Officer & Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of the Chief Operating Officer & Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*         Incorporated by reference.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOTHERS WORK, INC.

Date: May 8, 2008	By:	/s/ DAN W. MATTHIAS
Dan W. Matthias
Chairman of the Board and Chief Executive Officer

Date: May 8, 2008	By:	/s/ EDWARD M. KRELL
Edward M. Krell
Chief Operating Officer & Chief Financial Officer

INDEX OF EXHIBITS FILED WITH

FORM 10-Q OF MOTHERS WORK, INC.

FOR THE QUARTER ENDED MARCH 31, 2008

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