Form 10-Q
period 2008-06-30
MOTHERS WORK INC
filed 2008-08-08
CIK 896985

United States
Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

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

Common Stock, $.01 par value 6,071,253 shares outstanding as of July 31, 2008

MOTHERS WORK, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

MOTHERS WORK, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	June 30, 2008	September 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$8,522	$10,130
Trade receivables	7,645	12,094
Inventories	95,209	100,485
Deferred income taxes	7,123	7,123
Prepaid expenses and other current assets	6,046	6,603
Total current assets	124,545	136,435
Property, plant and equipment, net	66,589	68,651
Assets held for sale	207	207
Other assets:
Goodwill	50,389	50,389
Deferred financing costs, net of accumulated amortization of $299 and $133	989	1,251
Other intangible assets, net of accumulated amortization of $2,098 and $2,478	471	576
Deferred income taxes	16,209	15,189
Other non-current assets	299	3,227
Total other assets	68,357	70,632
Total assets	$259,698	$275,925

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit borrowings	$—	$—
Current portion of long-term debt	1,227	1,534
Accounts payable	23,968	28,345
Accrued expenses and other current liabilities	34,238	41,633
Total current liabilities	59,433	71,512
Long-term debt	77,838	91,646
Deferred rent and other non-current liabilities	29,172	24,244
Total liabilities	166,443	187,402

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, 2,000,000 shares authorized
Series A cumulative convertible preferred stock, $.01 par value; 41,000 shares authorized, none outstanding	—	—
Series B junior participating preferred stock, $.01 par value; 300,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value; 20,000,000 shares authorized, 6,068,555 and 5,963,434 shares issued and outstanding, respectively	61	60
Additional paid-in capital	82,773	81,047
Retained earnings	12,289	8,820
Accumulated other comprehensive loss	(1,868)	(1,404)
Total stockholders’ equity	93,255	88,523
Total liabilities and stockholders’ equity	$259,698	$275,925

The accompanying notes are an integral part of these Consolidated Financial Statements.

MOTHERS WORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Net sales	$152,224	$153,227	$434,105	$445,568
Cost of goods sold	74,022	72,105	214,255	211,336
Gross profit	78,202	81,122	219,850	234,232
Selling, general and administrative expenses	69,557	70,055	208,474	208,668
Operating income	8,645	11,067	11,376	25,564
Interest expense, net	1,711	2,043	5,435	7,965
Loss on extinguishment of debt	59	7,330	97	9,423
Income before income taxes	6,875	1,694	5,844	8,176
Income tax provision	2,738	661	2,449	3,189
Net income	$4,137	$1,033	$3,395	$4,987

Net income per share—Basic	$0.69	$0.18	$0.57	$0.86
Average shares outstanding—Basic	5,956	5,838	5,915	5,789
Net income per share—Diluted	$0.68	$0.17	$0.56	$0.81
Average shares outstanding—Diluted	6,049	6,140	6,039	6,168

The accompanying notes are an integral part of these Consolidated Financial Statements.

MOTHERS WORK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Common Stock				Accumulated
	Number of		Additional Paid-in	Retained	Other Comprehensive		Comprehensive Income
	Shares	Amount	Capital	Earnings	Loss	Total	Quarter	Year to Date
Balance as of September 30, 2007	5,963	$60	$81,047	$8,820	$(1,404)	$88,523
Net income	—	—	—	3,395	—	3,395	$4,137	$3,395
Amortization of prior service cost for retirement plans, net of tax	—	—	—	—	136	136	55	136
Change in fair value of interest rate swap, net of tax	—	—	—	—	(603)	(603)	885	(603)
Unrealized loss on investments, net of tax	—	—	—	—	3	3	86	3
Comprehensive income							$5,163	$2,931
Cumulative effect of adoption of FIN No. 48 (Note 6)	—	—	—	74	—	74
Stock-based compensation	40	—	1,780	—	—	1,780
Exercise of stock options	73	1	684	—	—	685
Tax benefit shortfall from stock option exercises and restricted stock vesting	—	—	(620)	—	—	(620)
Repurchase and retirement of common shares	(7)	—	(118)	—	—	(118)
Balance as of June 30, 2008	6,069	$61	$82,773	$12,289	$(1,868)	$93,255

Balance as of September 30, 2006	5,624	$56	$71,431	$9,213	$—	$80,700
Net income	—	—	—	4,987	—	4,987	$1,033	$4,987
Initial prior service cost for retirement plans, net of tax	—	—	—	—	(1,202)	(1,202)
Amortization of prior service cost for retirement plans, net of tax	—	—	—	—	71	71	54	71
Change in fair value of interest rate swap, net of tax	—	—	—	—	311	311	311	311
Comprehensive income							$1,398	$5,369
Stock-based compensation	121	1	1,533	—	—	1,534
Exercise of stock options	218	3	3,731	—	—	3,734
Excess tax benefit from stock option exercises	—	—	2,540	—	—	2,540
Reclassification of equity award from liabilities	—	—	1,422	—	—	1,422
Balance as of June 30, 2007	5,963	$60	$80,657	$14,200	$(820)	$94,097

The accompanying notes are an integral part of these Consolidated Financial Statements.

MOTHERS WORK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended June 30,
	2008	2007
Cash Flows from Operating Activities
Net income	$3,395	$4,987
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,879	11,868
Stock-based compensation expense	1,780	1,534
Loss on impairment of long-lived assets	1,339	949
Loss (gain) on disposal of assets	695	(292)
Loss on extinguishment of debt	97	9,423
Accretion of discount on senior notes	—	89
Deferred income tax benefit	(1,136)	(781)
Amortization of deferred financing costs	187	376
Changes in assets and liabilities:
Decrease (increase) in —
Trade receivables	4,449	700
Inventories	5,276	(3,739)
Prepaid expenses and other current assets	163	3,817
Other non-current assets	246	(8)
Increase (decrease) in —
Accounts payable, accrued expenses and other current liabilities	(12,541)	(5,726)
Deferred rent and other non-current liabilities	4,119	(1,544)
Net cash provided by operating activities	19,948	21,653

Cash Flows from Investing Activities
Purchase of short-term investments	—	(19,550)
Proceeds from sale of short-term investments	—	28,975
Contribution from (to) grantor trust	2,684	(2,662)
Capital expenditures	(12,368)	(12,896)
Proceeds from sale of property, plant and equipment	—	85
Purchase of intangible assets	(88)	(9)
Net cash used in by investing activities	(9,772)	(6,057)

Cash Flows from Financing Activities
Increase (decrease) in cash overdraft	1,785	(395)
Proceeds from issuance of long-term debt	—	90,000
Repayment of long-term debt	(14,115)	(115,498)
Premium on repurchase of long-term debt	—	(6,469)
Deferred financing costs	(21)	(1,019)
Repurchase of common stock	(118)	—
Proceeds from exercise of stock options	685	3,734
Excess tax benefit from exercise of stock options and restricted stock vesting	—	2,540
Net cash used in financing activities	(11,784)	(27,107)
Net Decrease in Cash and Cash Equivalents	(1,608)	(11,511)
Cash and Cash Equivalents, Beginning of Period	10,130	18,904
Cash and Cash Equivalents, End of Period	$8,522	$7,393

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$5,587	$8,573
Cash paid (received) for income taxes	$539	$(1,006)

The accompanying notes are an integral part of these Consolidated Financial Statements.

MOTHERS WORK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

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

2.                 EARNINGS PER SHARE (EPS)

Basic earnings per share (“Basic EPS”) is computed by dividing net income by the weighted average number of common shares outstanding, excluding restricted stock for which the restrictions have not lapsed.  Diluted earnings per share (“Diluted EPS”) is computed by dividing net income by the weighted average number of common shares outstanding, after giving effect to the potential dilution, if applicable, from the assumed lapse of restrictions on restricted stock and from the assumed exercise of outstanding stock options.

The following tables summarize the Basic EPS and Diluted EPS calculations (in thousands, except per share amounts):

	Three Months Ended June 30, 2008			Three Months Ended June 30, 2007
	Net Income	Shares	EPS	Net Income	Shares	EPS
Basic EPS	$4,137	5,956	$0.69	$1,033	5,838	$0.18
Incremental shares from the assumed lapse of restrictions on restricted stock	—	23	—	—	5	—
Incremental shares from the assumed exercise of outstanding stock options	—	70	(0.01)	—	297	(0.01)

Diluted EPS	$4,137	6,049	$0.68	$1,033	6,140	$0.17

	Nine Months Ended June 30, 2008			Nine Months Ended June 30, 2007
	Net Income	Shares	EPS	Net Income	Shares	EPS
Basic EPS	$3,395	5,915	$0.57	$4,987	5,789	$0.86
Incremental shares from the assumed lapse of restrictions on restricted stock	—	16	—	—	46	(0.01)
Incremental shares from the assumed exercise of outstanding stock options	—	108	(0.01)	—	333	(0.04)

Diluted EPS	$3,395	6,039	$0.56	$4,987	6,168	$0.81

For the three months ended June 30, 2008 and 2007, options for 231,400 and 160,545 shares were excluded from the calculation of Diluted EPS as their effect would have been antidilutive.  For the nine months ended June 30, 2008 and 2007, options for 218,298 and 70,515 shares were excluded from the calculation of Diluted EPS as their effect would have been antidilutive.

3.                 INVENTORIES

Inventories were comprised of the following (in thousands):

	June 30, 2008	September 30, 2007
Finished goods	$86,910	$91,860
Work-in-progress	2,691	2,947
Raw materials	5,608	5,678
	$95,209	$100,485

4.                 ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities were comprised of the following (in thousands):

	June 30, 2008	September 30, 2007
Salaries, wages and employee benefits	$8,981	$11,106
Income taxes payable	960	1,768
Interest	1,010	1,562
Deferred rent	4,371	4,014
Sales taxes	3,211	3,561
Insurance	1,361	1,664
Audit and legal	1,640	4,814
Remaining payout for redemption of Series A Preferred Stock	679	679
Accrued store construction costs	494	442
Gift certificates and store credits	4,951	4,591
Other	6,580	7,432
	$34,238	$41,633

5.                 LONG-TERM DEBT AND LINE OF CREDIT

On December 8, 2006, the Company repurchased $25,000,000 principal amount of its 11 1/4% senior notes (the “Senior Notes”) at 105.625% of the principal amount, plus accrued and unpaid interest.  In connection with the December 2006 repurchase, the Company recorded a pre-tax charge totaling $2,093,000, representing the premium paid of $1,406,000 plus the write-off of unamortized debt issuance discount and deferred financing costs of $687,000.  On April 18, 2007, the Company completed the redemption of the remaining outstanding amount of its Senior Notes at 105.625% of the $90,000,000 principal amount, plus accrued and unpaid interest.  In connection with the April 2007 redemption, the Company recorded a pre-tax charge totaling $7,330,000, representing the premium paid of $5,063,000 plus the write-off of unamortized debt issuance discount and deferred financing costs of $2,267,000.

On March 13, 2007, the Company entered into a Term Loan and Security Agreement (the “Term Loan Agreement”) for a $90,000,000 senior secured Term Loan B due March 13, 2013 (the “Term Loan”), the proceeds of which were received on April 18, 2007 and were used to redeem the remaining $90,000,000 principal amount of the Senior Notes.  The interest rate on the Term Loan is equal to, at the Company’s election, either (i) the prime rate plus 1.00%, or (ii) the LIBOR rate plus the applicable margin.  The applicable margin was initially fixed at 2.50% through and including the fiscal quarter ended September 30, 2007.  Thereafter, the applicable margin for LIBOR rate borrowings is either 2.25% or 2.50%, depending on the Company’s Consolidated Leverage Ratio (as defined).  Based upon the Company’s applicable quarterly Consolidated Leverage Ratio during the first nine months of fiscal 2008, the applicable margin for LIBOR rate borrowings remained at 2.50% for the first nine months of fiscal 2008.  The Company is required to make minimum repayments of the principal amount of the Term Loan in quarterly installments of $225,000 each.  Additionally, the Term Loan can be prepaid at the Company’s option, in part or in whole, at any time without any prepayment premium or penalty.  During the first nine months of fiscal 2008, the Company prepaid $13,000,000 of the outstanding Term Loan.  At June 30, 2008, the Company’s indebtedness under the Term Loan Agreement was $75,875,000.

The Term Loan is secured by a security interest in the Company’s accounts receivable, inventory, real estate interests, letter of credit rights, cash, intangibles and certain other assets. The security interest granted to the Term Lenders is, in certain respects, subordinate to the security interest granted to the Credit Facility Lender.  The Term Loan Agreement imposes certain restrictions on the Company’s ability to, among other things, incur additional indebtedness, pay dividends, repurchase stock, and enter into other various types of transactions.  The Term Loan Agreement also contains quarterly financial covenants that require the Company to maintain a specified maximum permitted Consolidated Leverage Ratio and a specified minimum permitted Consolidated Interest Coverage Ratio (as defined).  Since the inception of the Term Loan Agreement, including the nine month period ended June 30, 2008, the Company was in compliance with the financial covenants of its Term Loan Agreement.

In order to mitigate the Company’s floating rate interest risk on the variable rate Term Loan, the Company entered into an interest rate swap agreement with the Agent bank for the Term Loan that commenced on April 18, 2007, the date the $90,000,000 Term Loan proceeds were received, and expires on April 18, 2012.  The interest rate swap agreement enables the Company to effectively convert an amount of the Term Loan equal to the notional amount of the interest rate swap from a floating interest rate of LIBOR plus 2.50% (subject to reduction to LIBOR plus 2.25% if the Company achieves a specified leverage ratio), to a fixed interest rate of 7.50% (subject to reduction to 7.25% if the Company achieves a specified leverage ratio) for the significant majority of the Term Loan.  The notional amount of the interest rate swap was $75,000,000 at the inception of the swap agreement and decreases over time to a notional amount of $5,000,000 at the expiration date.  The notional amount of the swap was $57,500,000 as of June 30, 2008 and over the next eighteen months decreases as follows:  to $50,000,000 starting October 20, 2008; to $42,500,000 starting April 20, 2009; and to $35,000,000 starting October 19, 2009.

In connection with the Term Loan transaction, the Company amended its existing $60,000,000 revolving credit facility (the “Credit Facility”) in order to permit the new Term Loan financing.  This amendment of the Credit Facility also extended its maturity from October 15, 2009 to March 13, 2012, increased its size to $65,000,000, and reduced the LIBOR-based interest rate option under the facility by 0.25%.  There are no financial covenant requirements under the Credit Facility provided that Excess Availability (as defined) does not fall below 10% of the Borrowing Base (as defined).  If Excess Availability were to fall below 10% of the Borrowing Base, the Company would be required to meet a specified minimum Fixed Charge Coverage Ratio (as defined).  During the first nine months of fiscal 2008 and 2007, the Company exceeded the minimum requirements for Excess Availability.

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

The components of net periodic pension cost on a pre-tax basis were as follows (in thousands):

	Three Months Ended, June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Service cost	$243	$393	$729	$524
Interest cost	45	29	135	39
Amortization of prior service cost	88	89	264	118
Total net periodic benefit cost	$376	$511	$1,128	$681

On April 30, 2007, the Company made an initial required contribution of $2,662,000 to a Grantor Trust, which was established for the purpose of accumulating assets in anticipation of the Company’s payment obligations under the SERP Agreements.  On November 27, 2007, the Company made an additional required contribution to the Grantor Trust of $1,160,000.  In order to impact positively the Company’s ability to comply with the Consolidated Leverage Ratio covenant of its Term Loan Agreement at March 31, 2008, with the consent of the SERP Executives the Company withdrew $1,000,000 from the Grantor Trust on March 28, 2008.  The withdrawn funds were used to repay indebtedness under the Credit Facility.

On May 20, 2008, the Company entered into (i) a Letter Agreement with the SERP Executives and the trustee for the Grantor Trust (the “Trustee”), and (ii) an amendment to the Grantor Trust agreement with the Trustee (collectively the “Agreements”).  The Agreements amended the SERP Agreements and the Grantor Trust agreement to provide for the Company to deliver an irrevocable standby letter of credit to the Trustee in an amount equal to the Company’s then current funding obligation under the SERP Agreements, which was $3,885,000.  As provided in the Agreements, in the third quarter of fiscal 2008 the Company received a distribution of the remaining assets held in the Grantor Trust, amounting to $2,844,000.

The amendments affected by the Agreements also allow for, at the Company’s option, the issuance from time to time of irrevocable standby letters of credit, or the increase of size of an irrevocable standby letter of credit already held by the Trustee, in lieu of any deposit to the Grantor Trust otherwise required in the future.  In addition, the Agreements permit the Company, from time to time at its sole discretion, to reduce the size of any irrevocable standby letter of credit issued to the Trustee, so long as the Company simultaneously funds the Grantor Trust with an amount of cash equal to the amount of the reduction of the letter of credit.

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

Geographic Information.  Information concerning the Company’s operations by geographic area was as follows (in thousands):

	Three Months Ended, June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Net Sales to Unaffiliated Customers
United States	$146,024	$147,530	$418,268	$431,826
Canada	$6,200	$5,697	$15,837	$13,742

	June 30, 2008	September 30, 2007
Long-Lived Assets
United States	$64,824	$67,125
Canada	$2,236	$2,102
Costa Rica	$207	$207

Major Customers.  For the periods presented, the Company did not have any one customer who represented more than 10% of its net sales.

11.          INTEREST EXPENSE, NET

Interest expense, net was comprised of the following (in thousands):

	Three Months Ended, June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Interest expense	$1,612	$2,066	$5,428	$8,283
Interest income	(6)	(23)	(23)	(318)
Other investment loss, net	105	—	30	—
Interest expense, net	$1,711	$2,043	$5,435	$7,965

12.          SUBSEQUENT EVENT

On July 29, 2008, the Company announced that its Board of Directors approved a program to repurchase up to $7 million of the Company’s outstanding common stock.  Under the program, the Company may repurchase shares from time to time through solicited or unsolicited transactions in the open market or in negotiated or other transactions.  The program will be in effect until the end of July 2010.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our fiscal year ends on September 30.  All references in this discussion to our fiscal years refer to the fiscal year, or periods within the fiscal year, ended on September 30 in the year mentioned.  For example, our “fiscal 2008” will end on September 30, 2008.

Restructuring

On July 1, 2008, the Company announced that it was streamlining its merchandise brands and store nameplates and had implemented cost reductions in order to simplify its business model, reduce overhead costs and improve and tighten its merchandise assortments.  Pursuant to the strategic restructuring, the Company will re-brand its Mimi Maternity® merchandise brand under its A Pea in the Pod® brand beginning in November 2008.  The Company also plans to streamline its store nameplates by January 2009, by renaming its single-brand Mimi Maternity stores as A Pea in the Pod, and by renaming its multi-brand Mimi Maternity stores as Destination Maternity®.  The Company expects to incur pre-tax expense of approximately $0.9 million from its restructuring and cost reduction actions, consisting of approximately $0.5 million for cash severance expense and severance-related benefits, and approximately $0.4 million of non-cash expense for accelerated depreciation expense of existing store signs resulting from planned store signage changes.   Of the $0.9 million expense associated with these actions, the Company expects approximately $0.7 million to be recorded in the fourth quarter of fiscal 2008, and approximately $0.2 million to be recorded in the first quarter of fiscal 2009. The Company expects to realize approximately $5 million of annualized pre-tax expense savings from these actions, beginning in the fourth quarter of fiscal 2008.

Results of Operations

The following tables set forth certain operating data as a percentage of net sales and as a percentage change for the three and nine months ended June 30:

	% of Net Sales (1)				% Period to Period Increase (Decrease)
	Three Months Ended June 30,		Nine Months Ended June 30,		Three Months Ended June 30,	Nine Months Ended June 30,
	2008	2007	2008	2007	2008 vs. 2007	2008 vs. 2007
Net sales	100.0%	100.0%	100.0%	100.0%	(0.7)%	(2.6)%
Cost of goods sold (2)	48.6	47.1	49.4	47.4	2.7	1.4
Gross profit	51.4	52.9	50.6	52.6	(3.6)	(6.1)
Selling, general and administrative expenses (3)	45.7	45.7	48.0	46.8	(0.7)	(0.1)
Operating income	5.7	7.2	2.6	5.7	(21.9)	(55.5)
Interest expense, net	1.1	1.3	1.3	1.8	(16.3)	(31.8)
Loss on extinguishment of debt	0.0	4.8	0.0	2.1	(99.2)	(99.0)
Income before income taxes	4.5	1.1	1.3	1.8	N.M.	(28.5)
Income tax provision	1.8	0.4	0.6	0.7	N.M.	(23.2)
Net income	2.7%	0.7%	0.8%	1.1%	N.M.	(31.9)

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

The following table sets forth certain information concerning the number of our stores and leased departments for the periods indicated:

	Three Months Ended
	June 30, 2008			June 30, 2007
Retail Locations	Stores	Leased Departments	Total Retail Locations	Stores	Leased Departments	Total Retail Locations
Beginning of period	766	771	1,537	795	821	1,616
Opened	7	—	7	5	2	7
Closed	(12)	(477)	(489)	(13)	(11)	(24)
End of period	761	294	1,055	787	812	1,599

	Nine Months Ended
	June 30, 2008			June 30, 2007
Retail Locations	Stores	Leased Departments	Total Retail Locations	Stores	Leased Departments	Total Retail Locations
Beginning of period	781	795	1,576	810	731	1,541
Opened	24	4	28	16	121	137
Closed	(44)	(505)	(549)	(39)	(40)	(79)
End of period	761	294	1,055	787	812	1,599

Three Months Ended June 30, 2008 and 2007

Net Sales.  Our net sales for the third quarter of fiscal 2008 decreased by 0.7%, or $1.0 million, to $152.2 million from $153.2 million for the third quarter of fiscal 2007.  The decrease in net sales versus last year resulted primarily from a decrease in sales from our leased department and licensed relationships, largely due to a decrease in Sears® leased department sales, as well as reduced sales volume from the ongoing closure of certain underperforming stores, substantially offset by an increase in comparable store sales and increased internet sales. Comparable store sales increased by 2.4% for the third quarter of fiscal 2008, based on 989 retail locations, versus a comparable store sales decrease of 8.2% for the third quarter of fiscal 2007, based on 1,393 retail locations.  We attribute the increase in comparable store sales of 2.4% for the third quarter of fiscal 2008, to comparatively weaker sales results from a year ago and the positive impact from refinement of our merchandise assortments and our in-store merchandise presentation, despite the continued weak overall economic and retail environment.

As of June 30, 2008, we operated a total of 761 stores and 1,055 total retail locations, compared to 787 stores and 1,599 total retail locations as of June 30, 2007.  In addition, our Oh Baby by Motherhood™ collection is available at Kohl’s® stores throughout the United States.  During the third quarter of fiscal 2008, we opened seven stores, including three multi-brand store openings, and closed 12 stores, with seven of the store closings related to multi-brand store openings.  In addition, during the third quarter of fiscal 2008, the Company closed 477 leased department locations within Sears® stores.  As we disclosed in September 2007, pursuant to mutual agreement our relationship with Sears ended in June 2008.

Gross Profit.  Our gross profit for the third quarter of fiscal 2008 decreased by 3.6%, or $2.9 million, to $78.2 million from $81.1 million for the third quarter of fiscal 2007, primarily reflecting the effect of our lower gross margin and lower sales volume compared to last year.  Gross profit as a percentage of net sales (gross margin) for the third quarter of fiscal 2008 was 51.4% compared to 52.9% for the third quarter of fiscal 2007.  The decrease in gross margin of 1.5 percentage points compared to the prior year resulted primarily from more price promotional activity compared to last year, increased product costs and the effect of spreading fixed product overhead costs over a lower sales volume.

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses for the third quarter of fiscal 2008 decreased by 0.7%, or $0.5 million, to $69.6 million from $70.1 million for the third quarter of fiscal 2007.  This decrease in expense for the quarter resulted primarily from a decrease in legal expenses partially offset by increased store closing costs.  As a percentage of net sales, selling, general and administrative expenses remained consistent at 45.7% for the third quarters of fiscal 2008 and fiscal 2007.  We incurred impairment charges for write-downs of store long-lived assets of $0.4 million for the third quarter of fiscal 2008, as compared to $0.6 million for the third quarter of fiscal 2007.  We recorded charges of $0.4 million related to store closings for the third quarter of fiscal 2008, as compared to third quarter fiscal 2007 store closing charges of $15,000.

Operating Income.  Our operating income for the third quarter of fiscal 2008 decreased by 21.9%, or approximately $2.5 million, to $8.6 million from $11.1 million for the third quarter of fiscal 2007, due to the lower gross margin, lower sales volume and associated gross profit reduction, partially offset by lower selling, general and administrative expenses.  Operating income as a percentage of net sales (operating income margin) for the third quarter of fiscal 2008 decreased to 5.7% from 7.2% for the third quarter of fiscal 2007.  The decrease in operating income margin was due to our lower gross margin compared to the third quarter of fiscal 2007.

Interest Expense, Net.  Our net interest expense for the third quarter of fiscal 2008 decreased by 16.3%, or $0.3 million, to $1.7 million from $2.0 million for the third quarter of fiscal 2007.  This decrease was primarily due to the lower interest rate on our new $90.0 million Term Loan compared to the interest rate on our Senior Notes and, to a much lesser extent, our lower debt level, primarily as a result of the $5 million Term Loan prepayment in March 2008 and the $8 million Term Loan prepayment in June 2008, partially offset by higher average borrowings under our credit facility.  During the third quarter of fiscal 2008, our average daily level of direct borrowings under our credit facility was $3.4 million compared to $1.1 million for the third quarter of fiscal 2007.  We did not have any direct borrowings under our credit facility as of June 30, 2008.

Loss on Extinguishment of Debt.  In June 2008, we prepaid $8.0 million principal amount of our outstanding Term Loan.  The $8.0 million Term Loan prepayment resulted in a third quarter fiscal 2008 pre-tax charge of $59,000, representing the write-off of unamortized deferred financing costs.  In April 2007, we repurchased the remaining $90.0 million principal amount of our outstanding Senior Notes with the proceeds from a new Term Loan.  The $90.0 million Senior Note repurchase resulted in a third quarter fiscal 2007 pre-tax charge of $7.3 million, representing the premium paid plus the write-off of unamortized debt issuance discount and deferred financing costs.

Income Tax Provision.  Our effective tax rate was 39.8% for the third quarter of fiscal 2008 and 39.0% for the third quarter of fiscal 2007.  We expect our effective tax rate for the full year fiscal 2008 to be approximately 46%.  Our third quarter and full year fiscal 2008 income tax rates reflect the effect of additional income tax expense (including interest and penalties) being recognized in connection with the implementation and ongoing accounting requirements of FIN No. 48.

Net Income.  Net income for the third quarter of fiscal 2008 was $4.1 million, or $0.68 per share (diluted), compared to net income of $1.0 million, or $0.17 per share (diluted), for the third quarter of fiscal 2007.

Our average diluted shares outstanding of 6,049,000 for the third quarter of fiscal 2008 was 1.5% lower than the 6,140,000 average diluted shares outstanding for the third quarter of fiscal 2007.  The decrease in average diluted shares outstanding reflects the lower dilutive impact of outstanding stock options in the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007, as a result of the lower average market price for the Company’s common stock, partially offset by higher shares outstanding in the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007, as a result of stock option exercises and vesting of restricted stock awards.

Nine Months Ended June 30, 2008 and 2007

Net Sales.  Our net sales for the first nine months of fiscal 2008 decreased by 2.6%, or $11.5 million, to $434.1 million from $445.6 million for the first nine months of fiscal 2007.  The decrease in sales versus last year resulted primarily from a decrease in sales from our leased department and licensed relationships, largely due to a decrease in Sears leased department sales, as well as reduced sales volume from the ongoing closure of certain underperforming stores and a decrease in comparable store sales, partially offset by increased internet sales.  Comparable store sales decreased by 0.6% for the first nine months of fiscal 2008, based on 842 retail locations, versus a comparable store sales decrease of 4.1% for the first nine months of fiscal 2007, based on 1,365 retail locations.

During the first nine months of fiscal 2008, we opened 24 stores, including five multi-brand store openings, and closed 44 stores, with 16 of the store closings related to multi-brand store openings.  In addition, during the first nine months of fiscal 2008, the Company closed 501 leased department locations within Sears stores, pursuant to mutual agreement with Sears and, as we disclosed in September 2007, our relationship with Sears ended in June 2008.

Gross Profit.  Our gross profit for the first nine months of fiscal 2008 decreased by 6.1%, or approximately $14.3 million, to $219.9 million from $234.2 million for the first nine months of fiscal 2007, primarily reflecting the effect of our lower gross margin and lower sales volume compared to last year.  Gross profit as a percentage of net sales (gross margin) for the first nine months of fiscal 2008 was 50.6%, compared to 52.6% for the first nine months of fiscal 2007.  The decrease in gross margin of 2.0 percentage points compared to the prior year resulted primarily from more price promotional activity compared to last year, increased product costs and the effect of spreading fixed product overhead costs over a lower sales volume.

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses for the first nine months of fiscal 2008 decreased by 0.1%, or $0.2 million, to $208.5 million from $208.7 million for the first nine months of fiscal 2007.  This slight decrease in expense for the nine-month period resulted primarily from decreased legal expenses offset by increases in store closing costs and impairment charges for write-downs of store long-lived assets.  As a percentage of net sales, selling, general and administrative expenses for the first nine months of fiscal 2008 were 48.0% compared to 46.8% for the first nine months of fiscal 2007.  This increase in the expense percentage for the nine-month period resulted primarily from negative expense leverage from the decrease in sales, partially offset by the $0.2 million decrease in selling, general and administrative expenses.  We incurred impairment charges for write-downs of store long-lived assets of $1.3 million for the first nine months of fiscal 2008, as compared to $0.9 million for the first nine months of fiscal 2007.  We recorded charges of $0.9 million related to store closings for the first nine months of fiscal 2008, as compared to a gain of $0.1 million from store closings in the first nine months of fiscal 2007.

Operating Income.  Our operating income for the first nine months of fiscal 2008 decreased by 55.5%, or $14.2 million, to $11.4 million from $25.6 million for the first nine months of fiscal 2007, primarily due to the lower gross margin, lower sales volume and associated gross profit reduction.  Operating income as a percentage of net sales (operating income margin) for the first nine months of fiscal 2008 decreased to 2.6% from 5.7% for the first nine months of fiscal 2007.  The decrease in operating income margin was due to our lower gross margin and our higher operating expense ratio compared to the first nine months of fiscal 2007.

Interest Expense, Net.  Our net interest expense for the first nine months of fiscal 2008 decreased by 31.8%, or approximately $2.6 million, to $5.4 million from $8.0 million for the first nine months of fiscal 2007.  This decrease was primarily due to the lower interest rate on our new $90.0 million Term Loan, which was used to redeem the remaining outstanding balance of our Senior Notes and, to a lesser extent, our lower debt level, as a result of the repurchase of $25.0 million of our Senior Notes in December 2006, the $5 million Term Loan prepayment in March 2008 and the $8 million Term Loan prepayment in June 2008, partially offset by higher average borrowings under our credit facility.  During the first nine months of fiscal 2008, our average daily level of direct borrowings under our credit facility was $5.3 million compared to $0.7 million for the first nine months of fiscal 2007.  We did not have any direct borrowings under our credit facility as of June 30, 2008.

Loss on Extinguishment of Debt.  During the first nine months of fiscal 2008, we prepaid $13.0 million principal amount of our outstanding Term Loan.  The $13.0 million Term Loan prepayments resulted in pre-tax charges totaling $0.1 million.  During the first nine months of fiscal 2007, we repurchased $25.0 million principal amount of Senior Notes in December 2006 and, with the proceeds of a new Term Loan, we redeemed the remaining $90.0 million principal amount of Senior Notes in April 2007.  The $115.0 million of Senior Note repurchases resulted in pre-tax charges totaling $9.4 million, representing the premium paid plus the write-off of unamortized debt issuance discount and deferred financing costs.

Income Tax Provision.  Our effective tax rate was 41.9% for the first nine months of fiscal 2008 and 39.0% for the first nine months of fiscal 2007.  Our income tax rate for the first nine months of fiscal 2008 reflects the effect of additional income tax expense (including interest and penalties) being recognized in connection with the implementation and ongoing accounting requirements of FIN No. 48.

Net Income.  Net income for the first nine months of fiscal 2008 was $3.4 million, or $0.56 per share (diluted), compared to net income of $5.0 million, or $0.81 per share (diluted), for the first nine months of fiscal 2007.  Net income for the first nine months of fiscal 2008 includes an after-tax debt extinguishment charge of $59,000, or $0.01 per share (diluted).  Net income for the first nine months of fiscal 2007 includes an after-tax debt extinguishment charge of $5.7 million, or $0.93 per share (diluted).

Our average diluted shares outstanding of 6,039,000 for the first nine months of fiscal 2008 was 2.1% lower than the 6,168,000 average diluted shares outstanding for the first nine months of fiscal 2007.  The decrease in average diluted shares outstanding reflects the lower dilutive impact of outstanding stock options and restricted stock in the first nine months of fiscal 2008 compared to the first nine months of fiscal 2007, as a result of the lower average market price for the Company’s common stock, partially offset by higher shares outstanding in the first nine months of fiscal 2008 compared to the first nine months of fiscal 2007, as a result of stock option exercises and vesting of restricted stock awards.

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

Cash and cash equivalents decreased by $1.6 million during the first nine months of fiscal 2008 compared to a decrease of $11.5 million for the first nine months of fiscal 2007.  Cash provided by operations of $19.9 million for the first nine months of fiscal 2008 decreased by approximately $1.8 million from the $21.7 million cash provided by operations for the first nine months of fiscal 2007.  This decrease in cash provided by operations was primarily the result of lower net income in the first nine months of fiscal 2008 compared to the first nine months of fiscal 2007, substantially offset by other working capital changes that provided cash in the first nine months of fiscal 2008 compared to a use of cash in the first nine months of fiscal 2007.  During the first nine months of fiscal 2008, we used the majority of our cash provided by operations to pay for capital expenditures.  We funded repayments of long-term debt in the first nine months of fiscal 2008, including $13.0 million of prepayments of our Term Loan, with the remaining cash provided by operations, the cash received from the Grantor Trust, cash generated from cash overdraft timing, and the drawdown of a portion of our cash balance.  During the first nine months of fiscal 2007, we used the majority of our cash provided by operations to pay for capital expenditures.  We funded the $25.0 million repurchase of our Senior Notes by utilizing available cash, cash generated by net proceeds from the sales (net of purchases) of short-term investments, cash generated from stock option exercises, as well as the remaining cash provided by operations.

For the first nine months of fiscal 2008, we spent $12.4 million on capital expenditures, including $9.3 million for leasehold improvements, fixtures and equipment principally for new store facilities, as well as improvements to existing stores, and $3.1 million for our information systems and distribution and corporate facilities.  This compares to $12.9 million in capital expenditures for the first nine months of fiscal 2007, of which $8.9 million was spent for new store facilities and improvements to existing stores and retail locations, and $4.0 million for our information systems and distribution and corporate facilities.

On December 8, 2006, we completed the repurchase of $25.0 million principal amount of our Senior Notes at 105.625% of the principal amount, plus accrued and unpaid interest.  On April 18, 2007, we completed the redemption of the remaining $90.0 million principal amount of our outstanding Senior Notes through a new Term Loan financing.  The new Term Loan extended the maturity for $90.0 million principal amount of our debt from August 1, 2010 (the maturity date of the redeemed Senior Notes) to March 13, 2013 (the maturity date of the new Term Loan), with quarterly required principal payments of $225,000.  The December 2006 and April 2007 redemptions of the Senior Notes, which were both at a price of 105.625% of principal amount, plus accrued interest, resulted in “Loss on extinguishment of debt” of $9.4 million on a pre-tax basis, consisting of the $6.5 million cash redemption premium and $2.9 million of non-cash expense from the write-off of unamortized deferred financing costs and debt issuance costs.

In March 2007, we entered into Supplemental Executive Retirement Agreements (the “SERP Agreements”) with our Chairman of the Board and Chief Executive Officer and our President and Chief Creative Officer (the “SERP Executives”).  In April 2007, we made an initial required contribution of $2.7 million to a Grantor Trust, which was established for the purpose of accumulating assets in anticipation of our payment obligations under the SERP Agreements.  In November 2007, we made an additional required contribution to the Grantor Trust of $1.2 million.  In order to impact positively our ability to comply with the Consolidated Leverage Ratio covenant of our Term Loan Agreement at March 31, 2008, with the consent of the SERP Executives we withdrew $1.0 million from the Grantor Trust on March 28, 2008.  The withdrawn funds were used to repay indebtedness under our credit facility.  On May 20, 2008, we entered into (i) a Letter Agreement with the SERP Executives and the trustee for the Grantor Trust (the “Trustee”), and (ii) an amendment to the Grantor Trust agreement with the Trustee (collectively the “Agreements”).  The Agreements amended the SERP Agreements and the Grantor Trust agreement to provide for us to deliver an irrevocable standby letter of credit to the Trustee in an amount equal to our then current funding obligation under the SERP Agreements, which was $3.9 million.  As provided in the Agreements, in the third quarter of fiscal 2008 we received a distribution of the remaining assets held in the Grantor Trust amounting to $2.8 million.  The amendments affected by the Agreements also allow for the issuance, from time to time, of irrevocable standby letters of credit, or the increase of size of an irrevocable standby letter of credit already held by the Trustee, in lieu of any deposit to the Grantor Trust otherwise required in the future.  In addition, the Agreements permit us, from time to time at our sole discretion, to reduce the size of any irrevocable standby letter of credit issued to the Trustee, so long as we simultaneously fund the Grantor Trust with an amount of cash equal to the amount of the reduction of the letter of credit.

On March 13, 2007, we entered into a Term Loan Agreement for a $90.0 million senior secured Term Loan B due March 13, 2013, the proceeds of which were received on April 18, 2007 and were used to redeem the remaining $90.0 million principal amount of our Senior Notes.  The interest rate on the Term Loan is equal to, at our election, either (i) the prime rate plus 1.00%, or (ii) the LIBOR rate plus the applicable margin.  The applicable margin was initially fixed at 2.50% through and including the fiscal quarter ended September 30, 2007.  Thereafter, the applicable margin for LIBOR rate borrowings is either 2.25% or 2.50%, depending on our Consolidated Leverage Ratio (as defined).  Based upon our applicable quarterly Consolidated Leverage Ratio during the first nine months of fiscal 2008, the applicable margin for LIBOR rate borrowings remained at 2.50% for the first nine months of fiscal 2008.  We are required to make minimum repayments of the principal amount of the Term Loan in quarterly installments of $225,000 each.  Additionally, the Term Loan can be prepaid at our option, in part or in whole, at any time without any prepayment premium or penalty.  On March 19, 2008, we prepaid $5.0 million of the outstanding Term Loan and on June 19, 2008 we prepaid $8.0 million of the outstanding Term Loan.  At June 30, 2008, our indebtedness under the Term Loan Agreement was $75.9 million.

The Term Loan is secured by a security interest in our accounts receivable, inventory, real estate interests, letter of credit rights, cash, intangibles and certain other assets. The security interest granted to the Term Lenders is, in certain respects, subordinate to the security interest granted to the Credit Facility Lender.  The Term Loan Agreement imposes certain restrictions on our ability to, among other things, incur additional indebtedness, pay dividends, repurchase stock, and enter into other various types of transactions.  The Term Loan Agreement also contains quarterly financial covenants that require us to maintain a specified maximum permitted Consolidated Leverage Ratio and a specified minimum permitted Consolidated Interest Coverage Ratio (as defined).  Since the inception of the Term Loan Agreement, including all of the nine month period ended June 30, 2008, we were in compliance with all covenants of our Term Loan Agreement.

In order to mitigate our floating rate interest risk on the variable rate Term Loan, we entered into an interest rate swap agreement with the Agent bank for the Term Loan that commenced on April 18, 2007, the date the $90.0 million Term Loan proceeds were received, and expires on April 18, 2012.  The interest rate swap agreement enables us to effectively convert an amount of the Term Loan equal to the notional amount of the interest rate swap from a floating interest rate of LIBOR plus 2.50% (subject to reduction to LIBOR plus 2.25% if we achieve a specified leverage ratio), to a fixed interest rate of 7.50% (subject to reduction to 7.25% if we achieve a specified leverage ratio) for the significant majority of the Term Loan.  The notional amount of the interest rate swap was $75.0 million at the inception of the swap agreement and decreases over time to a notional amount of $5.0 million at the expiration date.  The notional amount of the swap was $57.5 million as of June 30, 2008 and over the next eighteen months decreases as follows:  to $50.0 million starting October 20, 2008; to $42.5 million starting April 20, 2009; and to $35.0 million starting October 19, 2009.

In connection with the Term Loan transaction, we amended our existing $60.0 million Credit Facility in order to permit the new Term Loan financing.  This amendment of the Credit Facility also extended its maturity from October 15, 2009 to March 13, 2012, increased its size to $65.0 million, and reduced the LIBOR-based interest rate option under the facility by 0.25%.  There are no financial covenant requirements under the Credit Facility provided that Excess Availability (as defined) does not fall below 10% of the Borrowing Base (as defined).  If Excess Availability were to fall below 10% of the Borrowing Base, we would be required to meet a specified minimum Fixed Charge Coverage Ratio (as defined).  During the first nine months of fiscal 2008 and 2007, we exceeded the minimum requirements for Excess Availability.

As of June 30, 2008, we had no outstanding borrowings under the Credit Facility and $10.7 million in letters of credit, with $48.9 million of availability under our credit line based on our Borrowing Base limitations.  We had average daily direct borrowings of $5.3 million under our Credit Facility for the first nine months of fiscal 2008, compared to average daily direct borrowings of $0.7 million during the first nine months of fiscal 2007.

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

Our significant accounting policies are described in Note 2 of “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended September 30, 2007.  We believe that the following discussion addresses our critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  If actual results were to differ significantly from estimates made, future reported results could be materially affected.  However, we are not currently aware of any reasonably likely events or circumstances that would result in materially different results.  Except as disclosed below and in the financial statements and accompanying notes included in Item 1 of this report, there were no material changes in, or additions to, our critical accounting policies or in the assumptions or estimates we used to prepare the financial information appearing in this report.

Our senior management has reviewed these critical accounting policies and estimates and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations with the Audit Committee of our Board of Directors.

Inventories.  We value our inventories, which consist primarily of maternity apparel, at the lower of cost or market. Cost is determined on the first-in, first-out method (FIFO) and includes the cost of merchandise, freight, duty and broker fees.  A periodic review of inventory quantities on hand is performed in order to determine if inventory is properly valued at the lower of cost or market.  Factors related to current inventories such as future consumer demand and fashion trends, current aging, current analysis of merchandise based on receipt date, current and anticipated retail markdowns or wholesale discounts, and class or type of inventory are analyzed to determine estimated net realizable values.  Criteria utilized by us to quantify aging trends include factors such as the amount of merchandise received within the past twelve months, merchandise received more than one year before with quantities on-hand in excess of 12 months of sales, and merchandise currently selling below cost.  A provision is recorded to reduce the cost of inventories to its estimated net realizable value, if required.  Inventories as of June 30, 2008 and September 30, 2007 totaled $95.2 million and $100.5 million, respectively, representing 36.7% and 36.4% of total assets, respectively.  Given the significance of inventories to our consolidated financial statements, the determination of net realizable values is considered to be a critical accounting estimate.  Any significant unanticipated changes in the factors noted above could have a significant impact on the value of our inventories and our reported operating results.

Long-Lived Assets.  Our long-lived assets consist principally of store leasehold improvements (included in the “Property, plant and equipment, net” line item in our consolidated balance sheets) and, to a much lesser extent, lease acquisition costs (included in the “Other intangible assets, net” line item in our consolidated balance sheets).  These long-lived assets are recorded at cost and are amortized using the straight-line method over the shorter of the lease term or their useful life.  Net long-lived assets as of June 30, 2008 and September 30, 2007 totaled $67.1 million and $69.2 million, respectively, representing 25.8% and 25.1% of total assets, respectively.

In assessing potential impairment of these assets, we periodically evaluate the historical and forecasted operating results and cash flows on a store-by-store basis.  Newly opened stores may take time to generate positive operating and cash flow results.  Factors such as: (i) store type, that is, company store or leased department, (ii) store concept, that is, Motherhood Maternity®, Mimi Maternity®, A Pea in the Pod® or Destination Maternity®, (iii) store location, for example, urban area versus suburb, (iv) current marketplace awareness of our brands, (v) local customer demographic data, (vi) anchor stores within the mall in which our store is located and (vii) current fashion trends are all considered in determining the time frame required for a store to achieve positive financial results, which is assumed to be within two years from the date a store location is opened.  If economic conditions are substantially different from our expectations, the carrying value of certain of our long-lived assets may become impaired.  As a result of our impairment assessment, we recorded write-downs of long-lived assets of $1.3 million for the first nine months of fiscal 2008, and $0.9 million for the first nine months of fiscal 2007, respectively.

Goodwill.  The purchase method of accounting for business combinations requires the use of estimates and judgments to allocate the purchase price paid for acquisitions to the fair value of the net tangible and identifiable intangible assets.  Goodwill represents the excess of the aggregate purchase price over the fair value of net assets acquired in business combinations and is separately disclosed in our consolidated balance sheets.  As of both June 30, 2008 and September 30, 2007, goodwill totaled $50.4 million, representing 19.4% and 18.3% of total assets, respectively.  In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 142 requires that goodwill no longer be amortized, but instead be tested for impairment at least annually or as impairment indicators arise.

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

The temporary differences between the book and tax treatment of income and expenses result in deferred tax assets and liabilities, which are included within our consolidated balance sheets.  We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income.  Actual results could differ from our assessments if adequate taxable income is not generated in future periods.  Net deferred tax assets as of June 30, 2008 and September 30, 2007 totaled $23.3 million and $22.3 million, respectively, representing 9.0% and 8.1% of total assets, respectively.  To the extent we believe that recovery is not more likely than not, we must establish a valuation allowance.  To the extent we establish a valuation allowance or change the allowance in a future period, income tax expense will be impacted.

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

Forward-Looking Statements

Some of the information in this report, including the information incorporated by reference (as well as information included in oral statements or other written statements made or to be made by us), contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  The forward-looking statements involve a number of risks and uncertainties. A number of factors could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements.  These factors include, but are not limited to the following: our ability to successfully manage our various business initiatives, our ability to successfully manage and retain our leased department and licensed relationships and marketing partnerships, future sales trends in our existing store base, unusual weather patterns, changes in consumer preferences and spending patterns, demographics and other macroeconomic factors that may impact the level of spending for maternity apparel,  overall economic conditions and other factors affecting consumer confidence, the impact of competition and fluctuations in the price, availability and quality of raw materials and contracted products, availability of suitable store locations, continued availability of capital and financing, ability to hire and develop senior management and sales associates, ability to develop and source merchandise, ability to receive production from foreign sources on a timely basis, potential stock repurchases, potential debt prepayments, changes in market interest rates, war or acts of terrorism and other factors referenced in our Annual Report on Form 10-K, including those set forth under the caption “Risk Factors.”

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

As of June 30, 2008, we had cash and cash equivalents of $8.5 million.  Our cash equivalents consist of money market accounts that bear interest at variable rates.  A change in market interest rates earned on our investments impacts the interest income and cash flows, but does not materially impact the fair market value of the financial instruments.  Due to the average maturity and conservative nature of our investment portfolio, we believe a sudden change in interest rates would not have a material effect on the value of our investment portfolio.

As of June 30, 2008, the principal components of our debt portfolio were the $75.9 million Term Loan and the $65.0 million Credit Facility, both of which are denominated in U.S. dollars.

Our Credit Facility carries a variable interest rate that is tied to market indices.  As of June 30, 2008, we had no direct borrowings and $10.7 million of letters of credit outstanding under our Credit Facility.  Borrowings under the Credit Facility would have resulted in interest at a rate between approximately 3.5% and 5.0% per annum as of June 30, 2008.  Interest on any future borrowings under the Credit Facility would, to the extent of outstanding borrowings, be affected by changes in market interest rates.  A change in market interest rates on the variable rate portion of the debt portfolio impacts the interest expense incurred and cash flows.

The Term Loan carries a variable interest rate that is tied to market indices.  The sensitivity analysis as it relates to this portion of our debt portfolio assumes an instantaneous 100 basis point move in interest rates from their levels as of June 30, 2008, with all other variables held constant.  The principal amount of the Term Loan was $75.9 million as of June 30, 2008.  A 100 basis point increase in market interest rates would result in additional annual interest expense on the Term Loan of approximately $0.8 million.  A 100 basis point decline in market interest rates would correspondingly lower our annual interest expense on the Term Loan by approximately $0.8 million.

In order to mitigate our floating rate interest risk on the variable rate Term Loan, we entered into an interest rate swap agreement with the Agent bank for the Term Loan that commenced on April 18, 2007.  The interest rate swap agreement enables us to effectively convert an amount of the Term Loan equal to the notional amount of the interest rate swap from a floating interest rate (LIBOR plus 2.50%), to a fixed interest rate (7.50%).  The notional amount of the interest rate swap was $75.0 million at inception of the swap agreement and decreases over time to a notional amount of $5.0 million at the expiration date.  The notional amount of the swap was $57,500,000 as of June 30, 2008 and over the next twelve months decreases as follows:  to $50,000,000 starting October 20, 2008; and to $42,500,000 starting April 20, 2009.  Based on the scheduled swap notional amount during the next 12 months of the swap agreement, a 100 basis point increase in market interest rates would result in interest expense savings for the year of approximately $0.5 million.  A 100 basis point decline in market interest rates would correspondingly increase our interest expense for the year by approximately $0.5 million.  Thus, a 100 basis point increase in market interest rates during the next 12 months of the swap agreement would result in additional interest expense for the year of approximately $0.3 million on the Term Loan and swap agreement combined.  A 100 basis point decline in market interest rates during the next 12 months of the swap agreement would correspondingly lower our interest expense for the year by approximately $0.3 million on the Term Loan and swap agreement combined.

Based on the limited other variable rate debt included in our debt portfolio as of June 30, 2008, a 100 basis point increase in interest rates would result in additional interest expense incurred for the year of less than $0.1 million.  A 100 basis point decrease in interest rates would correspondingly lower our interest expense for the year by less than $0.1 million.

Other than as described above, we do not believe that the market risk exposure on other financial instruments is material.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to our management on a timely basis to allow decisions regarding required disclosure.  We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2008, these controls and procedures were effective.

Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the fiscal quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4.  Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Stockholders held on January 22, 2008, the stockholders of the Company elected three directors of the Company, approved the amendment and restatement of the Company’s Management Incentive Program, and ratified the Audit Committee’s appointment of KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year ending September 30, 2008.

Mrs. Rebecca C. Matthias, Mr. Joseph A. Goldblum, and Mr. David Schlessinger were elected to serve as directors at the meeting.  The voting results were 5,009,245 shares for and 38,823 shares withheld for Mrs. Matthias, 5,004,349 shares for and 43,719 shares withheld for Mr. Goldblum, and 5,010,645 shares for and 37,423 shares withheld for Mr. Schlessinger.  Dan W. Matthias, Elam M. Hitchner, III, Anne T. Kavanagh and William A. Schwartz, Jr. continue to serve their terms as directors.

The shareholders voted 3,904,298 shares for, 43,113 shares against, 2,576 shares abstained, and there were 1,098,080 broker non-votes with respect to the amendment and restatement of the Company’s Management Incentive Program.  The shareholders voted 5,027,025 shares for, 17,511 shares against, and 3,531 shares abstained from the ratification of the appointment of KPMG LLP.

Item 6.  Exhibits

Exhibit No.	Description

10.1*	Letter Agreement dated May 20, 2008, among Dan W. Matthias, Rebecca C. Matthias, Wachovia Bank, National Association and Mothers Work, Inc. (Exhibit 10.1 to the May 20, 2008 Form 8-K).
10.2*	Employment Agreement with Judd P. Tirnauer dated July 23, 2008 (Exhibit 10.1 to the July 21, 2008 Form 8-K).
10.3*	Restrictive Covenant Agreement with Judd P. Tirnauer dated July 23, 2008 (Exhibit 10.2 to the July 21, 2008 Form 8-K).
10.4*	Restricted Stock Award Agreement with Judd P. Tirnauer dated July 23, 2008 (Exhibit 10.3 to the July 21, 2008 Form 8-K).
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Senior Vice President & Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Senior Vice President & Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                          Incorporated by reference.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MOTHERS WORK, INC.

Date: August 8, 2008	By:	/s/ DAN W. MATTHIAS
Dan W. Matthias
Chairman of the Board and Chief Executive Officer

Date: August 8, 2008	By:	/s/ EDWARD M. KRELL
Edward M. Krell
Chief Operating Officer

Date: August 8, 2008	By:	/s/ JUDD P. TIRNAUER
Judd P. Tirnauer
Senior Vice President & Chief Financial Officer

INDEX OF EXHIBITS FILED WITH

FORM 10-Q OF MOTHERS WORK, INC.

FOR THE QUARTER ENDED JUNE 30, 2008

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Senior Vice President & Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Senior Vice President & Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.