Form 10-K
period 2008-09-30
Destination Maternity Corp
filed 2008-12-15
CIK 896985

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2008
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-21196

Destination Maternity Corporation
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

(Title of class)
Series B Junior Participating Preferred Stock Purchase Rights

         Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the voting and non-voting common equity held by non-affiliates computed using $16.79, the price at which the common equity was last sold as of March 31, 2008 (the last business day of the Registrant's most recently completed second fiscal quarter), was approximately $99,000,000.

         On December 8, 2008, there were 6,082,305 shares of the Registrant's common stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Stockholders scheduled to be held on January 23, 2009 are incorporated by reference into Part III of this Form 10-K.

 PART I.

        Our fiscal year ends on September 30. All references in this report to our fiscal years refer to the fiscal year ended on September 30 in the year mentioned. For example, our "fiscal 2008" ended on September 30, 2008. Unless otherwise indicated, operating data referred to in this report is as of September 30, 2008. As used in this report, "retail locations" include our stores and leased departments and exclude locations where Kohl's® sells our products under an exclusive product and license agreement.

Item 1.    Business

Overview

        We are the leading designer and retailer of maternity apparel in the United States and are the only nationwide chain of maternity specialty stores. We operate 1,032 retail locations, including 754 stores in all 50 states, Puerto Rico, Guam and Canada, and 278 leased departments located within department stores and baby specialty stores throughout the U.S. We are also the exclusive provider of maternity apparel to Kohl's®, which operates approximately 957 stores throughout the U.S. We operate our 754 stores under four retail nameplates: Motherhood Maternity®, Mimi Maternity®, A Pea in the Pod® and Destination Maternity®. In addition to our 754 stores, we operate 278 maternity apparel departments, which we refer to as leased departments, within leading retailers such as Macy's®, Bloomingdale's®, Babies "R" Us®, Boscov's® and Gordmans®. We are the exclusive maternity apparel provider in each of our leased department relationships. As we disclosed in September 2007, we were unable to reach terms on a renewal of our relationship with Sears® and, as a result, our relationship with Sears ended on June 20, 2008, resulting in the closure of our leased departments within Sears stores during June 2008. In October 2008, we announced our planned expansion into six key markets in the Middle East through an international franchise agreement. Our initial branded retail locations in the Middle East under this agreement are expected to open during 2009. We also sell merchandise on the Internet, primarily through DestinationMaternity.com and our various brand-specific websites.

        In July 2008, we announced that we are streamlining our merchandise brands and store nameplates and implementing cost reductions in order to simplify our business model, reduce our overhead costs and improve and tighten our merchandise assortments to drive the best possible results both in the near term and in the long term. Pursuant to our strategic restructuring, we are rebranding our Mimi Maternity merchandise brand under our A Pea in the Pod brand beginning with the Spring 2009 collection, which initially debuted in November 2008. Also beginning with the Spring 2009 collection, we are rebranding our existing luxury-priced A Pea in the Pod merchandise assortment as the A Pea in the Pod Collection™ to emphasize its exclusive designer brand position. We also plan on streamlining our store nameplates by January 2009, by renaming our single-brand Mimi Maternity stores as A Pea in the Pod, and by renaming our multi-brand Mimi Maternity stores as Destination Maternity. However, we anticipate that the storefront sign of certain of our existing Mimi stores will not be changed, either in situations where we are unable to obtain the required landlord consents to change the storefront sign, or because they are stores which we may close in the relatively near future. We feel strongly that the strategic restructuring and streamlining of our merchandise brands and store nameplates will help improve our long-term profitability by simplifying our brand structure, reducing our cost structure, and leveraging both our renowned A Pea in the Pod luxury brand and our growing multi-brand Destination Maternity store brand. We expect to realize approximately $5 million of annualized pre-tax expense savings from the cost reductions associated with our strategic restructuring actions, and we began to realize these savings in the fourth quarter of fiscal 2008.

        On December 8, 2008, we changed our corporate name from "Mothers Work, Inc." to "Destination Maternity Corporation" (the "Company"). The corporate name change was undertaken as an extension of our previously announced strategic restructuring and streamlining of our merchandise brands and store nameplates. The name change was accomplished through the merger of a newly-

formed, wholly-owned subsidiary, DM Newco, Inc., into Mothers Work, Inc. Our Nasdaq® symbol also changed from "MWRK" to "DEST" coincident with the name change. Our comprehensive focus on the needs of all maternity customers is epitomized by our Destination Maternity multi-brand store concept, which includes both our moderate-priced Motherhood Maternity brand and our luxury-priced A Pea in the Pod brand, and provides the broadest range of maternity apparel products, accessories and services available to the maternity customer for all of her lifestyle needs. With Destination Maternity effectively having become our umbrella brand, we believe the name "Destination Maternity Corporation" better aligns our corporate name with our merchandise brands, our store nameplates, and our overall business scope.

        After giving effect to our merchandise brand and store nameplate rebranding, we expect that we will maintain our leading position across all major price points of maternity apparel through our three distinct merchandise brands, which enable us to reach a broad range of maternity customers. Through our 754 stores and certain of our leased departments and giving effect to our merchandise rebranding, we offer maternity apparel under our two primary merchandise brands, Motherhood Maternity ("Motherhood") at value prices and A Pea in the Pod ("Pea") at both contemporary and luxury prices. Our A Pea in the Pod Collection ("Pea Collection") is the distinctive premier maternity line within the Pea brand, featuring exclusive designer label product at luxury prices. We also have an additional value-priced maternity apparel brand, our Oh Baby by Motherhood™ collection, which we sell exclusively through Kohl's, and is the exclusive maternity apparel offering in this chain.

        We believe that one of our key competitive advantages is our ability to fulfill, in a high-service store environment, all of an expectant and nursing mother's clothing needs, including casual and career wear, formal attire, lingerie, sportswear and outerwear, in sizes that cover all trimesters of the maternity cycle. We believe that our sophisticated vertically-integrated business model enables us to offer the broadest assortment of in-stock, fashionable maternity apparel. We design and contract for the production of approximately 90% of the merchandise we sell using sewing factories located throughout the world, predominantly outside of the U.S.

        In fiscal 2003, we began to develop and introduce, on a limited basis, new multi-brand store concepts that offer merchandise from our various brands in a single location in order to provide a broader product assortment at multiple price ranges to our customers and to increase average store sales and profitability. After giving effect to our store nameplate rebranding, our multi-brand stores will predominately be operated under our Destination Maternity nameplate, which will include two-branded Destination Maternity combo stores (carrying Motherhood and Pea merchandise) and Destination Maternity superstores, which also carry both of our principal merchandise brands, as well as a significant array of maternity-related products and customer service features. These multi-brand stores are larger and have historically had higher average sales than our average store. The continued rollout of our multi-brand store initiative provides the opportunity for us to improve store operating profit margins over time by reducing store operating expense percentages through economies of scale, and may increase overall sales in the geographical markets they serve. Opening these multi-brand stores will typically involve closing two or more smaller stores and may frequently result in one-time store closing costs resulting primarily from early lease terminations.

        We plan to open approximately 14 – 18 new retail stores during fiscal 2009, of which we expect approximately 4 – 7 will be new Destination Maternity combo or superstores, with the balance primarily under the Motherhood brand. We estimate that we will close approximately 45 – 55 stores in fiscal 2009, with approximately 8 – 12 of these store closings related to the opening of new Destination Maternity stores.

        Currently, we operate 36 Motherhood stores in Canada and we operate a Motherhood website under a Canadian URL (MotherhoodCanada.ca). In addition, we believe there is a significant opportunity to develop international sales beyond Canada. Our initial branded retail locations through our initial franchise agreement in the Middle East are expected to open during 2009. We are currently evaluating other international sales opportunities.

        We believe that our customers, particularly first-time mothers, are entering a new life stage that drives widespread changes in purchasing needs and behavior, thus making our maternity customer and her family a highly-valued demographic for a range of consumer products and services companies. As a result, we have been able to expand and leverage the relationship we have with our customers and generate incremental revenues and earnings by offering other value-added baby and parent-related products and services through a variety of marketing partnership programs utilizing our extensive opt-in customer database and various in-store marketing initiatives.

        Destination Maternity Corporation (formerly Mothers Work, Inc.) was founded by Dan and Rebecca Matthias in 1982 as a mail-order maternity apparel catalog. We began operating retail stores in 1985 and completed our initial public offering in 1993. To address multiple price points in maternity apparel and improve operating productivity, we acquired Motherhood and A Pea in the Pod in 1995 and eSpecialty Brands, LLC, or iMaternity™, in October 2001. Since the acquisitions of Motherhood and A Pea in the Pod, we have developed and grown these brands along with growing our Mimi and Destination Maternity brands. Also, since the 1990s we have partnered with other retailers to sell our products through maternity apparel departments within their stores.

Industry Overview

        We are unaware of any reliable external data on the size of the maternity apparel business. However, based on our own analysis, we believe that there are approximately $1.2 billion of maternity clothes sold each year in the U.S. We believe that there is an opportunity to grow the industry, and our business, by selling maternity clothes to those pregnant women who currently purchase loose-fitting or larger-sized non-maternity clothing as a substitute for maternity wear. We also believe that our business can grow by reducing the amount of "hand-me-down" and "borrowing" associated with maternity apparel, particularly in the value-priced segment. Further, we believe that the demand for maternity apparel is relatively stable when compared to non-maternity apparel. Expectant mothers continue to need to replace most of their wardrobe and the current steady rate of approximately four million U.S. births per year has remained relatively stable over the last decade. Also, although we are affected by fashion trends, we believe that maternity apparel is less fashion sensitive than women's specialty apparel in general, as demand is driven primarily by the need to replace wardrobe basics as opposed to a desire to add to one's wardrobe in order to meet current fashion trends.

Our Competitive Strengths

         We are the leader in maternity apparel.    We are the leading designer and retailer of maternity apparel in the U.S. and are the only nationwide chain of maternity specialty stores. We believe that our brands are the most recognized in maternity apparel. We have established a broad distribution network, with stores in a wide range of geographic areas and retailing venues. In addition, we have a leading position across all major price points of maternity apparel through our retail store nameplates and our merchandise brands. Our exclusive focus on maternity apparel and our leadership position enable us to gain a comprehensive understanding of the needs of our maternity customers and keep abreast of fashion and product developments. We further enhance our leadership position, increase market penetration and build our brands by distributing our products under exclusive leased department and licensed relationships.

         We offer a comprehensive assortment of maternity apparel and accessories.    A primary consideration for expectant mothers shopping for maternity clothes is product assortment, as pregnant women typically need to replace almost their entire wardrobe. We believe that we offer the widest selection of merchandise in the maternity apparel business. We also offer product for multiple seasons, as pregnant women's clothing needs vary depending on their due date. Our ability to offer a broad assortment of product is due, in large part, to our vertically-integrated business model, which includes our extensive in-house design and contract manufacturing capabilities, as well as our rapid inventory replenishment system.

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

         We utilize a rapid inventory replenishment system.    We are able to offer a wide selection of merchandise in our retail locations due, in large part, to our rapid inventory replenishment system. Our proprietary inventory replenishment system enables us to offer our customers a much broader selection than any of our competitors, without dedicating retail space to "back-stock" storage. We coordinate the rapid replenishment of inventory for all of our retail locations through our Philadelphia, Pennsylvania and Mississauga, Ontario distribution centers to meet the individualized needs of our retail locations. Our stores receive shipments from our distribution centers between two and seven times per week. This enables us to maintain a high percentage in-stock merchandise position in each of our stores.

         We have proprietary systems that support our business.    In order to support our vertically-integrated business model and inventory replenishment system, we have developed a fully integrated, proprietary enterprise resource planning (ERP) system. This system includes point-of-sale systems, our TrendTrack™ merchandise analysis and planning system, our materials requirement planning system, and our web-based, global sourcing and logistics systems. These systems also support our automated picking and sorting systems and other aspects of our logistics infrastructure. We believe that our proprietary systems are a critical competitive strength that enables us to offer a broad product assortment and respond quickly to fashion trends as well as helps us to reduce product costs and rapidly replenish inventory in our retail locations.

         We are able to obtain prime real estate locations.    We believe our ability to lease attractive real estate locations is enhanced due to the brand awareness of our concepts, our multiple price point approach, our highly sought after maternity customer and our dedicated in-house real estate management and procurement team. We are the only maternity apparel retailer to provide mall operators with the ability to choose from differently priced concepts, depending on the mall's target demographics. We are also able to provide a multi-brand store for malls that want to offer their maternity customers a wide range of price alternatives. In addition, in the case of multi-mall operators, we have the flexibility to provide several stores across multiple malls. As a result, we have been able to locate stores in many of what we believe are the most desirable shopping malls in the country and are able to obtain attractive locations within these malls.

         We are able to enhance our leadership position by distributing our products under exclusive leased department and licensed relationships.    We operate 278 leased departments within leading retailers such as Macy's, Bloomingdale's, Babies "R" Us, Boscov's and Gordmans. We are also the exclusive provider of maternity apparel to Kohl's pursuant to an exclusive licensed relationship. We believe that we have an opportunity to continue to increase the sales we generate from these ongoing relationships through expanding our relationships with our current partners as well as developing relationships with new partners.

         We have a highly experienced management team.    We have a management team with significant experience in all aspects of the retail and apparel business. Rebecca Matthias, our President and Chief Creative Officer co-founded the Company over 25 years ago and is a leader in maternity apparel retailing. Edward (Ed) Krell, our Chief Executive Officer, has served as a senior executive of the

Company for nearly seven years and has over 20 years of business experience encompassing apparel, retail, finance and overall management.

Merchandise Brands

        We believe that our brands are the most recognized brands in the maternity apparel business. After giving effect to our restructuring of our merchandise brands, which began in November 2008, we will sell our merchandise under the following three distinct brands:

Brand	Brand Positioning	Apparel Price Range
Motherhood Maternity	Broad assortment of the latest fashions, offering great quality merchandise at everyday low prices	$9 – $60
A Pea in the Pod	Contemporary, fashion-forward and luxury, offering sophisticated career, as well as fun casual merchandise, including exclusive designer labels	$16 – $425
Oh Baby by Motherhood	Select assortment of the latest fashions, offering great quality merchandise at value price points	$14 – $48 (1)

(1)
Kohl's, which sells our Oh Baby by Motherhood brand under an exclusive product and license agreement, sets the apparel price range for this merchandise.

         Motherhood Maternity.    Our Motherhood Maternity brand serves the value-priced portion of the maternity apparel business, which has the greatest number of customers. The Motherhood brand is positioned with a broad assortment of quality fashion at everyday low prices. We believe that the Motherhood customer shops at moderate-priced department stores and discount stores when she is not expecting. The Motherhood Maternity brand will not be affected by our merchandise brand restructuring.

         A Pea in the Pod.    Our A Pea in the Pod brand currently serves the luxury-priced portion of the maternity apparel business, while our Mimi Maternity brand currently serves the medium-priced portion of the maternity apparel business. After giving effect to our planned merchandise brand restructuring, our A Pea in the Pod brand will serve both the medium-priced portion and, through our Pea Collection line, the luxury portion of the maternity apparel business. The Pea brand will generally be positioned as contemporary, fashion-forward and luxury, with prices ranging from affordable mid-priced to true luxury prices, offering the mom-to-be exceptional contemporary maternity pieces that reflect her uncompromising sense of style in both casual and career. The Pea Collection is the distinctive premier maternity luxury line within the Pea brand, featuring a selection of extraordinary styles along with exclusive designer labels. In our stores which carry the A Pea in the Pod brand merchandise, we also offer exclusive maternity versions of select styles from well-known designer and contemporary brands, where we have assisted in developing these maternity versions. We believe that the typical Pea customer shops at department stores and specialty apparel chains when she is not expecting, with the Pea Collection customer typically shopping at higher-end department stores and luxury designer boutiques when not pregnant. We believe the Pea brand is the leading luxury maternity brand in the United States. Publicity, including celebrities wearing our clothes, is an important part of the marketing and positioning of the Pea brand.

         Oh Baby by Motherhood.    Our Oh Baby by Motherhood collection was launched in February 2005 at Kohl's stores throughout the U.S. and on Kohls.com. The Oh Baby by Motherhood collection is available at all Kohl's stores under an exclusive product and license agreement. The collection features a modern assortment of quality fashions, with most items priced under $40. The collection is available at all of Kohl's stores. The Oh Baby by Motherhood brand will not be affected by our merchandise brand restructuring.

Retail Nameplates

        After giving effect to our planned store nameplate rebranding, which began in November 2008, we will sell maternity apparel through the stores, leased departments and licensed relationships identified in the table below. However, we anticipate that the storefront sign of certain of our existing Mimi stores will not be changed, either in situations where we are unable to obtain the required landlord consents to change the storefront sign, or because they are stores which we may close in the relatively near future.

Store Nameplate	Description of Target Location	Brand(s) Carried	Apparel Price Range	Average Size (Sq. Ft.)
Stores:
Motherhood Maternity	Moderate regional malls, strip and power centers, and central business districts	Motherhood	$9 – $60	1,700
A Pea in the Pod	Mid-priced and high-end regional malls, lifestyle centers, central business districts and some stand-alone stores in affluent street locations	Pea (including, in some cases, Pea Collection)	$16 – $425	1,900
Destination Maternity	Combo stores located in mid-priced regional malls and lifestyle centers	Motherhood Pea (including, in some cases, Pea Collection)	$9 – $425	Combo stores 2,800
	Superstores located primarily in outdoor and power centers and central business districts			Superstores 6,700
Leased Departments:
Macy's	Mid-priced regional malls	Motherhood Pea	$9 – $168	—
Babies "R" Us	Big box power centers	Motherhood	$9 – $60	—
Boscov's	Mid-priced and moderate regional malls	Motherhood	$9 – $60	—
Gordmans	Big box power centers	Motherhood	$9 – $60	—
Exclusive Licensed Relationship:
Kohl's	Big box power centers	Oh Baby by Motherhood	$14 – $48 (1)	—

(1)
Kohl's, which sells our Oh Baby by Motherhood brand under an exclusive product and license agreement, sets the apparel price range for this merchandise.

        The following table sets forth our store count by nameplate as of September 30, 2008, both on an actual basis (before giving effect to our planned store nameplate rebranding), and on a pro forma basis after giving effect to our planned store nameplate rebranding.

	Store Count as of September 30, 2008
	Actual	Pro Forma (1)
	Before giving effect to store nameplate rebranding	After giving effect to store nameplate rebranding
Motherhood Maternity	616	616
A Pea in the Pod	30	74
Destination Maternity
Combo stores	—	45
Superstores	19	19

Total Destination Maternity stores	19	64

Mimi Maternity
Single-brand stores	44	—
Multi-brand stores	45	—

Total Mimi Maternity stores	89	—

Total stores	754	754

(1)
We anticipate that the storefront sign of certain of our existing Mimi stores will not be changed, either in situations where we are unable to obtain the required landlord consents to change the storefront sign, or because they are stores which we may close in the relatively near future.

        Major regional malls with several department stores and a wide range of price points may be able to accommodate a multi-brand store, or more than one maternity store. Our retail nameplates provide us with the ability to address multiple price alternatives at a given mall. As of September 30, 2008, we had at least two of our store concepts in 21 major regional malls. Our preference is, over time and assuming we can obtain a suitable location under acceptable financial terms, to operate one larger-sized multi-brand store under the Destination Maternity nameplate in or near these malls, rather than two smaller single-brand stores.

         Motherhood Maternity Stores.    Motherhood Maternity is our largest chain with 616 stores as of September 30, 2008. Motherhood is positioned with a broad assortment of quality fashion at everyday low prices. Motherhood stores average approximately 1,700 square feet and are located primarily in moderate regional malls, strip and power centers, and central business districts. Motherhood stores include 87 outlet locations that carry Motherhood-branded merchandise as well as some closeout merchandise. In fiscal 2008, we opened 22 new Motherhood stores and outlets and closed 41 Motherhood stores and outlets, with 12 of these store closings related to multi-brand store openings. As of September 30, 2008, we operated 36 Motherhood stores in Canada and believe that market opportunities may permit us to open additional stores in Canada in the future. The Motherhood Maternity retail nameplate will not be affected by our merchandise brand restructuring.

         A Pea in the Pod Stores.    As of September 30, 2008, we had 30 A Pea in the Pod stores. On a pro forma basis as of September 30, 2008, giving effect to our store nameplate rebranding (through which our single-brand Mimi stores will be rebranded as A Pea in the Pod), we would have 74 A Pea in the Pod stores averaging approximately 1,900 square feet. However, we anticipate that the storefront sign of certain of our existing Mimi stores will not be changed, either in situations where we are unable to obtain the required landlord consents to change the storefront sign, or because they are stores which we may close in the relatively near future. Certain of the A Pea in the Pod stores will be located in mid-priced regional malls, lifestyle centers and central business districts while others will be located in upscale venues, including Beverly Hills, Oak Street, South Coast Plaza, Bal Harbour and Newbury Street. In fiscal 2008, we closed one Pea store (in addition to one Pea store converted to a Motherhood store) and closed 13 Mimi single-brand stores, with seven of these store closings related to multi-brand store openings.

         Destination Maternity Stores.    As of September 30, 2008, we had 19 Destination Maternity stores, consisting entirely of Destination Maternity superstores. On a pro forma basis giving effect to our store nameplate rebranding (through which our multi-brand Mimi stores will be rebranded as Destination Maternity), we would have 64 Destination Maternity stores averaging approximately 4,000 square feet, including 45 Destination Maternity combo stores and 19 Destination Maternity superstores. However, we anticipate that the storefront sign of certain of our existing Mimi stores will not be changed, either in situations where we are unable to obtain the required landlord consents to change the storefront sign, or because they are stores which we may close in the relatively near future.

          Destination Maternity Combo Stores.     As of September 30, 2008, 45 of our stores are Mimi multi-brand stores using the Mimi name, which we refer to as Mimi combo stores. Pursuant to our store nameplate rebranding, we plan to rebrand our multi-brand Mimi combo stores as Destination Maternity stores although, as we noted previously, we anticipate that the storefront sign of certain of our existing multi-brand Mimi combo stores will not be changed, primarily in situations where we are unable to obtain the required landlord consents to change the storefront sign. Our combo stores are larger (average of approximately 2,800 square feet) than our single-brand stores, generally have higher average sales volume than our average store and provide the opportunity to improve store operating profit margins over time. A new combo store typically involves closing two stores (often one Motherhood store and one single-brand Mimi store), although we sometimes close only one store in a given geographical market in situations where we believe we can expand sales through replacing a single-brand store with a Destination Maternity combo store. Store closings will often involve one-time store closing costs resulting primarily from early lease terminations. Based on our internal research, we believe that over the next several years we have the potential to expand the Destination Maternity combo store chain to 70 or more total Destination Maternity combo stores in the U.S. In fiscal 2008, we opened two multi-brand Mimi Maternity stores and we did not close any multi-brand Mimi combo stores.

          Destination Maternity Superstores.     In March 2004, we opened our first Destination Maternity superstore in Danbury, Connecticut. As of September 30, 2008, we had 19 Destination Maternity superstores. Destination Maternity superstores currently carry all three of our existing primary merchandise brands (Motherhood, Mimi and Pea), plus a greatly expanded line of maternity-related accessories, nursing products, health and fitness products, books, and body and nutritional products. After giving effect to our merchandise brand restructuring, Destination Maternity superstores will carry both of our primary merchandise brands (Motherhood and Pea), with some also carrying the luxury A Pea in the Pod Collection portion of the Pea brand. Our Destination Maternity superstores also typically feature a dedicated "learning center" area for maternity-related classes, a "relax area" for husbands and shoppers alike, and an inside play area for the pregnant mom's toddlers and young children, with seven of our superstores also having our Edamame® The Maternity Spa™. These elements combine to give our Destination Maternity superstore not only the largest assortment of maternity apparel and accessories available, but also a unique and engaging atmosphere and experience for the maternity customer. A new Destination Maternity superstore typically involves closing at least two, and sometimes more, single brand stores, is expected to decrease store operating expense percentages through economies of scale, and may increase overall sales in the geographical areas they serve. Destination Maternity superstores range from nearly 4,000 square feet to approximately 11,000 square feet, with an average of approximately 6,700 square feet for the 19 stores open as of September 30, 2008. In February 2006, we celebrated the grand opening of our Destination Maternity superstore on the corner of 57th Street and Madison Avenue in Manhattan. This is the largest maternity store in the world, spanning three floors and including our Edamame The Maternity Spa, all of our primary apparel brands, prenatal education and yoga classes, a juice bar with internet access, relax area and children's play area. As the only national retailer that is solely focused on maternity, we are further differentiating ourselves as the ultimate maternity destination with these large, well-assorted, "must visit" superstores. We opened five Destination Maternity superstores during fiscal 2008. Based on our internal research, we believe that over the next several years we have the potential to expand the Destination Maternity superstore chain to 50 or more total Destination Maternity superstores in the U.S.

        Leased Departments.    In addition to the stores we operate, we have arrangements with department stores and baby specialty stores, including Macy's, Bloomingdale's, Babies "R" Us, Boscov's and Gordmans, to operate maternity apparel departments in their stores. We are the exclusive maternity apparel provider in each of our leased department locations. We staff these leased departments at varying levels and maintain control of the pricing terms and the timing and degree of the markdowns of our merchandise that is sold in the leased departments. We operate our leased departments during the same hours and days as the host store and are responsible for replenishment of the merchandise in the leased departments. These leased departments typically involve the lease partner collecting all of the revenue from the leased department. The revenue is remitted to us, less a fixed percentage of the volume earned by the lease partner as stipulated in the agreement.

         Exclusive Licensed Relationship.    Our Oh Baby by Motherhood collection is available at all Kohl's stores under an exclusive product and license agreement. The collection was launched in February 2005 at Kohl's stores throughout the U.S. and on Kohls.com. As of September 30, 2008, Kohl's operated approximately 957 stores throughout the U.S.

         International.    Currently, we operate 36 Motherhood stores in Canada and we operate a Motherhood website under a Canadian URL (MotherhoodCanada.ca). In October 2008, we announced our planned expansion into six key markets in the Middle East through an international franchise agreement with Multi Trend, a member of the Al-Homaizi Group, to introduce our Destination Maternity, Motherhood Maternity, A Pea in the Pod, and Edamame The Maternity Spa brands into the Middle East. Our initial branded retail locations in the Middle East are expected to open during 2009. We are also evaluating other international sales opportunities. As our Middle East franchise relationship demonstrates, we anticipate that our initial international strategy will consist primarily of franchising, licensing or similar arrangements with foreign partners, although we anticipate that our strategy, particularly over the longer term, may include both licensing arrangements with foreign partners, as well as potentially entering into joint ventures or developing our own operations in certain countries.

Internet Operations

        We sell our merchandise on the Internet at our DestinationMaternity.com, MaternityMall.com™ and iMaternity.com websites, as well as our brand-specific websites such as Motherhood.com. We also sell our merchandise through our Canadian website, MotherhoodCanada.ca. We believe that many pregnant women use the Internet to find maternity-related information and to purchase maternity clothes. Our websites are therefore important tools for educating existing and potential customers about our brands and driving traffic to our stores. In addition to providing links to all of our websites, our DestinationMaternity.com and MaternityMall.com websites contain maternity advice and information, related baby product information and editorial content. Our marketing and technology capabilities and the replenishment capabilities of our distribution centers and stores enable us to incorporate Internet design, operations and fulfillment into our existing operations. Over the past several years, we have increased the sales we generate from our websites. We look to continue to grow our Internet sales in the future.

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

        We expect to continue to expand and leverage the relationship we have with our customers and earn incremental revenues through a variety of marketing partnership programs utilizing our extensive opt-in customer database and various in-store marketing initiatives, which help introduce our customers to various baby and parent-related products and services offered by leading third-party consumer products companies. Our current revenues in this area have predominantly been derived from the prenatal portion of our customer database. We have taken steps to update and manage our entire customer database so we can actively market our full customer database to a much broader range of consumer products and services companies that market to families with children.

        Through our stores and our Internet sites, we market our futuretrust college savings program to our customers. Futuretrust is a MasterCard® based college savings program that enables members to help save for college when they link their futuretrust MasterCard to a tax advantaged 529 College Savings account. Members earn rebates on all purchases with their futuretrust MasterCard that are automatically contributed to their 529 College Savings account and can also earn additional college savings at merchants in the futuretrust Preferred Merchant Network. We have entered into relationships with select providers of 529 savings programs, tax preparation services, home mortgages, online banking, life insurance and real estate services for our futuretrust members and, in the future, we anticipate further developing our futuretrust program into a full service financial services and information resource for our members known as the Futuretrust Family Financial Center™. We anticipate that additional potential services offered through the Futuretrust Family Financial Center may include other financial services needed by families with children. We plan to offer such services through relationships with high-quality third-party providers of these services.

Operations

         Brand-Specific Operations Teams.    To obtain maximum efficiencies, we are organized primarily along functional lines, such as store operations, merchandising, design and production. After giving effect to our merchandise brand restructuring, our business will consist of three merchandise brands, which each require decisions on a brand-specific basis. As such, we have built business teams by brand where the functional leaders within each brand work together. Each brand team is led by the head merchant and includes a brand-specific head designer, head planner and distributor, key production manager, and, where applicable, a director of stores. These teams also include visual, fabric purchasing and other necessary professionals.

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

        The field/store management reporting structure for each chain consists of a director, regional managers, district managers and store managers. These members of field/store management are each eligible to receive incentive-based compensation related to store, district, regional and chain-level performance.

Merchandising, Design and Inventory Planning and Allocation

         Merchandising.    We strive to maintain an appropriate balance between new merchandise and proven styles, as well as between basic and fashion items. Our merchandising decisions are based on current fashion trends, as well as input from our designers and outside vendors. This information is used in conjunction with the item-specific sales data provided by our proprietary merchandising and replenishment system. Each brand has its own team of merchants, designers and planners. These teams are led by the head merchant of the brand who each report to our Chief Merchandising Officer.

         Design.    Our design department creates and produces samples and patterns for our contract-manufactured products under the guidance of the merchandising department. This capability differentiates us from many of our competitors, who source their products from a limited number of maternity wear vendors. The design of our products begins with a review of European and New York runway trends, current non-maternity retail trends, fashion reporting service information and fabric samples. The designers review our best selling items from prior seasons and integrate current fashion ideas from the non-maternity apparel business.

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

        Our production and quality assurance personnel monitor production at contractor facilities in the U.S. and work with our buying representatives abroad to ensure quality control, compliance with our design specifications and timely delivery of finished goods. This quality control effort is enhanced by our worldwide Internet-based contracting and logistics systems, which include advanced features such as measurement specifications and digital photography. We also use a third-party consulting firm to help monitor working conditions at our contractors' facilities on a worldwide basis.

        We operate our primary distribution center in Philadelphia, Pennsylvania and a distribution center in Mississauga, Ontario to support our stores in Canada. We also lease a facility located in the Philadelphia Naval Business Center in Philadelphia, Pennsylvania, which we use for warehousing, distribution and raw material cutting.

        Finished garments from contractors and other manufacturers are received at our primary distribution center in Philadelphia, Pennsylvania and our Canadian distribution center. Garments are inspected using statistical sampling methods and stored for picking. Our primary distribution center utilizes sophisticated fulfillment technology to serve as a replenishment center, as opposed to solely a distribution center. This distribution center sends a specific selection that meets individual store needs from our overall inventory, with each store shipped between two and seven times per week. Retail location replenishment decisions are made automatically based upon target inventories established by the allocation department and individual retail location sales data. Our primary distribution center uses several automated systems, including our pick-to-light system for flat-packed goods and our hanging garment sortation system, which speed up deliveries to our retail locations and reduce costs.

        Shipments to retail locations are tracked by our proprietary delivery tracking software. Freight is routed through zone-skipping, over-the-road carriers and delivered locally by a variety of carriers, and is supplemented by a small percentage of second-day air, providing one to three day delivery to our retail locations.

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

Management Information and Control Systems

        We believe that our proprietary systems are instrumental to our ability to offer the broadest assortment of maternity merchandise and accomplish rapid replenishment of inventory. We continuously develop, maintain and upgrade our systems and we employ an in-house team of programmers. Our stores have point-of-sale terminals that provide information used in our customized TrendTrack merchandise analysis and planning system. This system provides daily financial and merchandising information that is integral to monitoring trends and making merchandising decisions. The TrendTrack system has numerous features designed to integrate our retail operations with our design, manufacturing and financial functions. These features include custom merchandise profiles for each store, rapid inventory replenishment, item-tracking providing daily updated selling information for every style, classification open-to-buy and inventory control, as well as the daily collection of customer payment data, including cash, check, credit card and gift card sales data.

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

Pricing

        Our merchandise brands target customers at different price points of the maternity apparel business. Our Motherhood brand is positioned primarily on everyday low prices, while, after giving effect to our planned merchandise restructuring, Pea will employ both middle level pricing and, through our Pea Collection line, luxury pricing. None of our stores rely on point-of-sale high/low promotional strategies to drive traffic into the stores. Our price reductions are done at the individual style level and are used to accelerate the sale of slower selling merchandise. Generally, merchandise that is selling slowly is quickly marked down or moved to another store where the item is selling faster. For our leased department relationships, we consider a number of factors in determining pricing, including the target customer base, and we may use alternative pricing strategies to promote sales. The pricing of our Oh Baby by Motherhood merchandise is determined by Kohl's pursuant to the terms of our exclusive product and licensing relationship.

Advertising and Marketing

        We believe that we drive traffic into our stores through the power of our brands, referrals from friends and family of prior customers, our various websites and, perhaps most importantly, our convenient, high-traffic locations in various types of shopping malls and, to a much lesser extent, street locations. Therefore, we have modest advertising and marketing expenditures. Our advertising and publicity efforts include in-store marketing, prenatal consumer-targeted advertising and our websites. For our Destination Maternity superstores, we also advertise locally prior to their grand opening and do some ongoing advertising nationally and in their local markets thereafter. We advertise one or more of our brands in pregnancy-targeted publications, such as Fit Pregnancy and Babytalk Mom-to-Be, as well as in other broad-reach publications, such as Glamour and In Style. We also advertise certain of our brands in Spanish language publications, such as People en Español and Espera. For our luxury A Pea in the Pod Collection line, we advertise in high-fashion publications, such as Vogue and the New York Times Magazine: Fashion of the Times. In addition, we utilize our publicity efforts to generate free editorial coverage for all of our brands on broadcast television, radio, the Internet and in magazines and newspapers.

Competition

        Our business is highly competitive and characterized by low barriers to entry. The following are several important factors to competing successfully in the retail apparel industry: breadth of selection in sizes; colors and styles of merchandise; product procurement and pricing; ability to anticipate fashion trends and customer preferences; inventory control; reputation; quality of merchandise; store design and location; visual presentation and advertising; and customer service. We face competition in our maternity apparel lines from various sources, including department stores, specialty retail chains, discount stores, independent retail stores and catalog and Internet-based retailers, from both new and existing competitors. Many of our competitors are larger and have substantially greater financial and other resources than us. Our mid- and luxury-priced merchandise faces a highly fragmented competitive landscape that includes locally based, single unit retailers, as well as a handful of multi-unit maternity operations, none of which we believe has more than 25 stores nationwide. In the value-priced maternity apparel business, we currently face competition on a nationwide basis from retailers such as Gap®, JCPenney®, Kmart®, Old Navy®, Sears®, Target® and Wal-Mart®. All of these competitors also sell maternity apparel on their websites. We believe that over the past several years there has been increased competition in the maternity apparel business, from both new and existing competitors.

Employees

        As of September 30, 2008, we had 2,176 full-time and 2,488 part-time employees. None of our employees are covered by a collective bargaining agreement. We consider our employee relations to be good.

Executive Officers of the Company

        The following table sets forth the name, age and position of each of our executive officers:

Name	Age	Position
Edward M. Krell	46	Chief Executive Officer
Rebecca C. Matthias	55	President & Chief Creative Officer
Lisa H. Hendrickson	47	Chief Merchandising Officer
Judd P. Tirnauer	39	Senior Vice President & Chief Financial Officer

        Edward M. Krell has served as our Chief Executive Officer and a director since October 1, 2008. From July 2008 until October 1, 2008, Mr. Krell served as our Chief Operating Officer and from May 2007 to July 2008, Mr. Krell served as our Chief Operating Officer & Chief Financial Officer. From November 2003 to May 2007, Mr. Krell served as our Executive Vice President—Chief Financial Officer, having served as Senior Vice President—Chief Financial Officer from the time he joined us in January 2002 until November 2003. Prior to joining us, Mr. Krell served in various senior financial management positions, including having served as Chief Financial Officer of Mammoth Sports Group, Inc. (an Internet and catalog retailer of golf equipment and accessories) and London Fog Industries, Inc. (a wholesale and retail distributor of rainwear and outerwear). Mr. Krell began his career as an investment banker with Kidder, Peabody & Co. Incorporated and earned an M.B.A. degree from Stanford University and a B.A. degree from Harvard University.

        Rebecca C. Matthias co-founded the Company in 1982 (along with Dan W. Matthias) and has served as a director and our President since our inception. Ms. Matthias is also currently serving as our Chief Creative Officer. From January 1993 to May 2007, Ms. Matthias also served as our Chief Operating Officer. In 1992, Ms. Matthias was chosen as "Regional Entrepreneur of the Year" by Inc. magazine and Merrill Lynch Corporation, and in September 2003, Ms. Matthias was recognized as a top woman entrepreneur by the United States Small Business Administration. Prior to 1982, Ms. Matthias was a construction engineer for the Gilbane Building Company. Ms. Matthias also serves as a director on the Board of Directors of CSS Industries, Inc.

        Lisa H. Hendrickson has served as our Chief Merchandising Officer since January 2008. From May 2006 to January 2008, Ms. Hendrickson served as our Vice President of Design, having served as Design Director of Motherhood Maternity from the time she joined us in February 1998 until May

2006. Prior to joining us, Ms. Hendrickson served as the Design Director for Stephanie Queller, a private label sportswear company, from September 1992 to January 1998. Ms. Hendrickson began her career as a Designer with Etcetera, a division of J.G. Hook.

        Judd P. Tirnauer has served as our Senior Vice President & Chief Financial Officer since July 2008. From June 2005 to July 2008, Mr. Tirnauer served as our Vice President—Finance, having previously served with us as our Vice President—Financial Planning & Analysis since October 2003, and Director of Financial Planning & Analysis since joining us in November 2001. Mr. Tirnauer has earned both a Masters of Business Administration degree and a Juris Doctorate legal degree, and has earned a Certified Public Accountant designation.

        Our executive officers are appointed annually by our Board of Directors and serve at the discretion of the Board. There is a husband and wife relationship between the Chairman of our Board of Directors, Dan Matthias, and Rebecca Matthias. There are no family relationships among any of our other executive officers.

Intellectual Property

        We own trademark and service mark rights that we believe are sufficient to conduct our business as currently operated. We own several trademarks, including Destination Maternity Corporation™, Mothers Work®, A Pea in the Pod®, A Pea in the Pod Collection™, Mimi Maternity®, Motherhood®, Motherhood Maternity®, Destination Maternity®, Edamame® The Maternity Spa™, Two Hearts® Maternity, Oh Baby by Motherhood™, Motherhood Maternity Outlet®, MaternityMall.com™ and iMaternity.com™. Additionally, we own the marks futuretrust®, Futuretrust Family Financial Center™, Real Time Retailing®, What's Showing is Your Style®, Motherhood: It's Hot!™, Motherhood is Everything Good™, Motherhood Baby™, Maternity Redefined®, The Art of Maternity™, Made With the Earth in Mind™, Secret Fit Belly™ and Expect Low Prices Every Day™.

        In addition, from time to time, we may pursue patent protection for certain maternity apparel related technologies that we develop. For example, in fiscal 2007 we filed a patent application for our Secret Fit Belly. The Secret Fit Belly is made of seamless super stretch fabric that can form part of nearly any type of bottom (such as jeans, pants, shorts and skirts) to provide a better, more comfortable fit and a seamless look.

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

Securities and Exchange Commission Filings

        Our Securities and Exchange Commission ("SEC") filings are available free of charge on our website, www.DestinationMaternityCorp.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are posted on our website as soon as practicable after we furnish such materials to the SEC.

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

        As a result of purchase accounting for our various acquisitions, we have accumulated $50.4 million of goodwill as of September 30, 2008. Our goodwill is not amortized but is tested for impairment at least annually or when events or changes in circumstances indicate the carrying value of the goodwill might exceed the fair value. As of September 30, 2008, our book value was $14.74 per share of outstanding common stock and the closing trading price of our common stock was $13.88 per share. The impairment test requires us to compare the fair value of business reporting units to their carrying value, including assigned goodwill. The fair value of our single reporting unit is determined based on a combination of the fair market value of our outstanding common stock on a control basis, a discounted cash flow analysis and other generally accepted valuation methodologies and, if necessary, an outside independent valuation is obtained to determine the fair value. The carrying value of our single reporting unit, expressed on a per share basis, is represented by the book value per share of our outstanding common stock. The results of the annual impairment test performed as of September 30, 2008 indicated the fair value of the reporting unit exceeded its carrying value. As part of our impairment analysis as of September 30, 2008, an outside independent valuation was obtained and the fair value of our single reporting unit exceeded the carrying value. If the per share fair value of our single reporting unit was less than the book value per share on September 30, 2008, our goodwill would have been impaired.

        Our goodwill may also need to be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of our single reporting unit below its carrying value. The market price of our common stock has been subject to substantial volatility subsequent to September 30, 2008 and is currently trading near historically low prices. Consequently, if our stock price does not increase in the near term, our goodwill would likely be impaired and we would need to recognize a non-cash impairment charge, which could have a material adverse effect on our consolidated balance sheet, results of operations and, potentially, our common stock price, but would not have any adverse effect on the covenant calculations of our debt agreements or our overall compliance with the covenants of our debt agreements.

Our performance may be affected by general economic conditions and the current global financial crisis.

        Our performance is subject to worldwide economic conditions and their impact on levels of consumer spending, which have recently deteriorated significantly and may remain depressed, or be subject to further deterioration, for the foreseeable future. Some of the factors that are having an impact on discretionary consumer spending include general economic conditions, employment, consumer debt, reductions in net worth based on recent severe market declines, residential real estate and mortgage markets, taxation, fuel and energy prices, interest rates, credit availability, consumer confidence and other macroeconomic factors.

        The worldwide apparel industry is heavily influenced by general economic cycles. Apparel retailing is a cyclical industry that is heavily dependent upon the overall level of consumer spending. Purchases of specialty apparel and related goods tend to be highly correlated with the cycles of the levels of disposable income of consumers. As a result, any substantial deterioration in general economic conditions could adversely affect our net sales and results of operations. Downturns, or the expectation of a downturn, in general economic conditions could adversely affect consumer spending patterns, our sales and our results of operations.

        Consumer purchases of discretionary items generally decline during recessionary periods and other periods where disposable income is adversely affected. The downturn in the economy may continue to affect consumer purchases of our merchandise and have an adverse impact on our sales, results of operations and cash flow. Because apparel generally is a discretionary purchase, declines in consumer spending may have a more negative effect on apparel retailers than on other retailers. We may not be profitable if there is a decline in consumer spending.

        In addition, continued declines in our profitability could result in a charge to earnings for the impairment of goodwill, which would not affect our cash flow but could decrease our earnings or increase our losses, and our stock price could be adversely affected.

        The recent distress in the financial markets has resulted in extreme volatility in security prices and diminished liquidity and credit availability, and there can be no assurance that our liquidity will not be affected by changes in the financial markets and the global economy. Tightening of the credit markets and recent or future turmoil in the financial markets could also make it more difficult for us to access funds, to refinance our existing indebtedness (if necessary), to enter into agreements for new indebtedness, or to obtain funding through the issuance of our securities.

        In addition, the current credit crisis is having a significant negative impact on businesses around the world, and the impact of this crisis on our suppliers cannot be predicted. The inability of suppliers to access liquidity, or the insolvency of suppliers, could lead to their failure to deliver our merchandise. Worsening economic conditions could also result in difficulties for financial institutions (including bank failures) and other parties that we may do business with, which could potentially impair our ability to access financing under existing arrangements or to otherwise recover amounts as they become due under our other contractual arrangements. Additionally, either as a result of or independent of the current financial crisis in the United States, material fluctuations in currency exchange rates could have a negative impact on our business.

We may not be successful in expanding our business and opening new stores.

        Any future growth depends significantly on our ability to successfully establish and operate new stores (including combo stores and superstores) and our leased department and licensed relationships on a profitable basis, as well as the success and profitability of our international business, including through franchising relationships. This growth, if it occurs, will place increased demands on our management, operational and administrative resources. These increased demands and operating complexities could cause us to operate our business less effectively, which, in turn, could cause a deterioration in our financial performance and negatively impact our growth. Any planned growth will also require that we continually monitor and upgrade our management information and other systems, as well as our distribution infrastructure.

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

  •
  negotiate favorable lease terminations for existing store locations in markets where we intend to open new combo stores or superstores;

  •
  source sufficient levels of inventory to meet the needs of new stores and our leased department and licensed relationships;

  •
  successfully address competition, merchandising and distribution challenges; and

  •
  hire, train and retain a sufficient number of qualified store personnel.

        The success and profitability of our international relationships depends on many factors, including, among others:

  •
  the ability of our franchisees to identify and obtain suitable store locations, including mall locations, the availability of which is outside of their control;

  •
  the ability of our franchisees to negotiate favorable lease terms for stores, including desired tenant improvement allowances;

  •
  our ability to source sufficient levels of inventory to meet the needs of our international operations;

  •
  our ability and the ability of our franchisees to successfully address competition, merchandising and distribution challenges; and

  •
  the ability of our franchisees to hire, train and retain a sufficient number of qualified store personnel.

        There can be no assurance that we will be able to grow our business and achieve our goals. Even if we succeed in establishing new stores, further developing our leased department and licensed relationships, and further expanding our international relationships, we cannot assure that these initiatives will achieve planned revenue or profitability levels in the time periods estimated by us, or at all. If any one of these initiatives fail to achieve or are unable to sustain acceptable revenue and profitability levels, we may incur significant costs.

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

  •
  the success of our merchandise brand and retail nameplate restructuring;

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

        We operate in a highly competitive environment characterized by few barriers to entry. We compete against department stores, specialty retail chains, discount stores, independent retail stores and catalog and Internet-based retailers. Many of our competitors are larger and have substantially greater financial and other resources than us. Further, we do not typically advertise using television and radio media and thus do not reach customers through means our competitors may use. Our mid- and luxury-priced merchandise faces a highly fragmented competitive landscape that includes locally based, single unit retailers, as well as a handful of multi-unit maternity operations, none of which we believe have more than 25 stores nationwide. In the value-priced maternity apparel business, we face competition on a nationwide basis from retailers such as Gap, JCPenney, Kmart, Old Navy, Sears, Target and Wal-Mart. All of these competitors also sell maternity apparel on their websites. Over the past few years, there has been increased competition in the maternity apparel business from both new and existing competition. Our business, financial condition and results of operations may be materially and adversely affected by this competition, including the potential for increased competition in the future. For example, the maternity apparel business has previously experienced oversupply conditions due to increased competition in the maternity apparel business, which resulted in a greater level of industry-wide markdowns and markdowns recognized by us on sales from our retail locations. There can be no assurance that these conditions will not occur again or worsen.

Our relationships with third-party retailers may not be successful.

        We cannot guarantee successful results from or the continuation of our leased department and licensed relationships with third-party retailers such as Macy's, Bloomingdales, Babies "R" Us, Boscov's, Gordmans and Kohl's. Under our agreement with Kohl's, subject to certain notice obligations, Kohl's is not obligated to purchase any maternity apparel from us and we are not obligated to sell any maternity apparel to them. Under our agreement with our leased department partners, those partners do not make any promises or representations as to the potential amount of business we can expect from the sale of our product in their stores. We do not control the pricing terms or the timing or degree of the markdowns at Kohl's. The success of our leased department and licensed brand businesses is highly dependent on the actions and decisions of the third-party retailers, which are outside of our control. The retailers could limit the merchandise carried, close stores, go out of business or terminate their agreements with us. Our failure to properly manage our leased department and licensed brand businesses (including any failure by us in timely delivering goods to any third-party retailer or any failure to respond to the actions of or changes in business conditions at third-party retailers) would have a direct impact on the profitability and continuation of these relationships. As we disclosed in September 2007, we were unable to reach terms on a renewal of our relationship with Sears and, as a result, our relationship with Sears ended on June 20, 2008, resulting in the closure of our leased departments within Sears stores. This closure of our leased departments within Sears stores resulted in a reduction in revenues and profit.

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

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

        Our $90.0 million term loan, with an outstanding balance of $75.7 million as of September 30, 2008, bears interest at a variable rate equal to, at our election, either (i) the prime rate plus 1.00%, or (ii) the LIBOR rate plus the applicable margin. The applicable margin for LIBOR rate borrowings is either 2.25% or 2.50%, depending on our Consolidated Leverage Ratio (as defined). Based upon our Consolidated Leverage Ratio as of September 30, 2008, the applicable margin for LIBOR rate borrowings will remain at 2.50% for the first quarter of fiscal 2009. In order to mitigate our floating rate interest risk on the variable rate term loan, we entered into an interest rate swap agreement that commenced on April 18, 2007 and expires on April 18, 2012. The interest rate swap agreement enables us to effectively convert an amount of the term loan equal to the notional amount of the interest rate swap from a floating interest rate of LIBOR plus 2.50% (subject to reduction to LIBOR plus 2.25% if we achieve a specified leverage ratio), to a fixed interest rate of 7.50% (subject to reduction to 7.25% if we achieve a specified leverage ratio) for the significant majority of the term of the term loan. The notional amount of the interest rate swap was $75.0 million at the inception of the swap agreement and decreases over time to a notional amount of $5.0 million at the expiration date. The notional amount of the swap was $57.5 million as of September 30, 2008 and over the next eighteen months decreases as follows: to $50.0 million starting October 20, 2008; to $42.5 million starting April 20, 2009; and to $35.0 million starting October 19, 2009. Regardless of our attempts to mitigate our exposure to interest rate fluctuations through the interest rate swap, we still have exposure for the un-swapped amounts of the term loan borrowings, which remain subject to a variable interest rate. As a result, an increase in interest rates could result in a substantial increase in interest expense, especially as the swapped amount of the term loan decreases over time.

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

        The apparel industry is subject to rapidly changing fashion trends and shifting consumer demands. Accordingly, our success depends on the priority that our target customers place on fashion and our ability to anticipate, identify and capitalize upon emerging fashion trends. Our ability or our failure to anticipate, identify or react appropriately to changes in styles or trends could lead to, among other things, excess inventories and higher markdowns, as well as the decreased appeal of our brands. Particular fashion trends, or an inaccuracy of our forecasts regarding fashion trends could have a material adverse effect on our business, financial condition and results of operations. For example, in fiscal 2007 we were negatively impacted from the popularity of certain styles in the non-maternity women's apparel market, such as trapeze and baby-doll dresses and tops, which can more readily fit a pregnant woman early in her pregnancy than typical non-maternity fashions.

The failure to retain our existing senior management team or to attract and retain highly skilled and qualified personnel could have a material adverse impact on our business, financial condition and results of operations.

        Our business requires disciplined execution at all levels of our organization in order to timely deliver and display fashionable merchandise in appropriate quantities in our stores. This execution requires experienced and talented management. We currently have a management team with a great deal of experience with us and in apparel retailing. If we were to lose the benefit of this experience, our business, financial condition and results of operations could be materially and adversely affected.

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

        Our business depends upon sustained demand for maternity clothing. Our future performance will be subject to a number of factors beyond our control, including demographic changes, fashion trends, economic conditions and consumer spending. If demand for maternity clothing were to decline for any reason, such as a decrease in the number of pregnancies, our operating results could be adversely affected. Additionally, our operating results could be adversely affected if certain non-maternity women's apparel fashions have a more pregnancy-friendly fit. For example, in fiscal 2007, we were negatively impacted by the popularity of certain styles in the non-maternity women's apparel market, such as trapeze and baby-doll dresses and tops, which can more readily fit a pregnant woman early in her pregnancy than typical non-maternity fashions. Downturns, or the expectation of a downturn, in general economic conditions could adversely affect consumer spending patterns, our business, financial condition and results of operations. In addition, the specialty apparel retail business historically has been subject to cyclical variations. Consumer purchases of specialty apparel products, including maternity wear, may decline during recessionary periods and at other times when disposable income is lower. Declines in consumer spending patterns may have a more negative effect on apparel retailers than some other retailers. Therefore, we may not be able to maintain our historical revenues and earnings, or remain as profitable, if there is a decline in consumer spending patterns. A prolonged economic downturn could have a material adverse impact on our business and results of operations.

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

        We believe that our trademarks, service marks and other intellectual property are important to our continued success and our competitive position due to their recognition with our customers. We devote substantial resources to the establishment and protection of our trademarks, service marks and other intellectual property. Although we actively protect our intellectual property, there can be no assurance that the actions that we have taken to establish and protect our trademarks, service marks and other intellectual property, including our rights in our management information systems and our proprietary rights in products for which we have applied for patent protection (for example, our Secret Fit Belly™ innovation), will be adequate to prevent imitation of our marks, products or services by others or to prevent others from seeking to block sales of our products as a violation of their trademarks, service marks or other proprietary rights. Also, others may assert rights in, or ownership of, our trademarks and other proprietary rights or may allege that we have or are infringing on their intellectual property rights and we may not be able to successfully resolve these types of conflicts. In addition, the laws of certain foreign countries may not protect our trademarks and proprietary rights to the same extent as do the laws of the U.S. We cannot assure you that these registrations will prevent imitation of our name, merchandising concept, store design or private label merchandise or the infringement of our other intellectual property rights by others. Imitation of our name, concept, store design or merchandise in a manner that projects lesser quality or carries a negative connotation of our brand image could have a material adverse effect on our business, financial condition and results of operations. Additionally, the high expense in both prosecuting and defending against, and potential liability related to, alleged infringements of intellectual property rights could be substantial and could have a material adverse effect on our business, financial condition and results of operations.

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

  •
  providing for a classified Board of Directors, with staggered three-year terms; and

  •
  establishing advance notice requirements for nominations for election to our Board of Directors or for proposing matters that can be acted on by stockholders at meetings.

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

        We believe that in the future, an opportunity for sales growth may come from the development of international sales. We may not be successful in these efforts. International operations and sales subject us to risks and challenges that we would otherwise not face if we conducted our business only in the U.S. For example, we may depend on third parties to market our products through foreign sales channels, and we may be challenged by laws and business practices favoring local competitors. In addition, our ability to succeed in foreign markets will depend on our ability to protect our intellectual property. We must also adapt our pricing structure to address different pricing environments and may face difficulty in enforcing revenue collection internationally. To the extent we achieve significant sales outside of the U.S. in the future, we may have significant exposure to fluctuating foreign currency exchange rates.

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

Item 1B.    Unresolved Staff Comments

        Not applicable.

Item 2.    Properties

        We own our principal executive offices and distribution facility, which is located at 456 North Fifth Street, Philadelphia, Pennsylvania, subject to a mortgage under the terms of which we owe approximately $2.5 million as of September 30, 2008. This facility consists of approximately 318,000 square feet, of which approximately 45,000 square feet is dedicated to office space and the remaining square footage is used for finished goods warehousing and distribution. On August 26, 2002, we entered into a ten-year lease for a facility located at 2001 Kitty Hawk Avenue, Philadelphia, Pennsylvania in the Philadelphia Naval Business Center. The area leased at this facility, which we use for raw material cutting, warehousing and distribution, consists of approximately 64,000 square feet of space. To facilitate our store growth in Canada, we entered into a three-year lease commencing November 1, 2002 for approximately 12,000 square feet of finished goods warehouse and distribution space in Mississauga, Ontario in Canada. Since this time, we have renewed this lease in Canada and it currently expires on November 30, 2009. From time to time we may also utilize third-party warehousing services in the Philadelphia, Pennsylvania area when we have increased storage requirements. These services essentially operate on a month-to-month basis. We believe that these facilities will be adequate to support our anticipated distribution needs for the near term and, potentially, longer. In the event we need additional space to meet our future distribution needs, we believe that such space would be readily available. Our facilities are subject to state and local regulations that range from building codes to health and safety regulations.

        We lease our store premises for terms averaging from five to ten years. Certain leases allow us to terminate or reduce our obligations at specified points in time in the event that the applicable store does not achieve a specified sales volume. Some of our store leases also provide for contingent payments based on sales volume, escalations of the base rent, as well as increases in operating costs, marketing costs and real estate taxes.

        As of September 30, 2008, the following numbers of store leases are set to expire as listed in the table below. We do not expect the expiration of any leases to have a material adverse impact on our business or operations.

Fiscal Year Leases Expire	Number of Stores
2009	131
2010	109
2011	84
2012	76
2013	112
2014 and later	242

Total	754

        In addition to the stores we operate, we have arrangements with department and specialty stores, including Macy's, Bloomingdale's, Babies "R" Us, Boscov's and Gordmans to operate maternity departments in their stores. These leased departments typically involve the lease partner collecting all of the revenue from the leased department. The revenue is remitted to us, less a fixed percentage of the volume earned by the lease partner as stipulated in the agreement. We provide at least some amount of staffing for each of the leased departments, with the amount varying depending on the specific arrangement. Generally, under each of our leased department agreements, our lease partner has the right to terminate any or all of our rights to operate our leased departments in their stores subject to varying notice requirements.

        As we disclosed in September 2007, we were unable to reach terms on a renewal of our relationship with Sears and, as a result, our relationship with Sears ended on June 20, 2008, resulting in the closure of our leased departments within Sears stores. As of September 30, 2007, we operated 501 leased departments within Sears stores.

Item 3.    Legal Proceedings

        From time to time, we are named as a defendant in legal actions arising from our normal business activities. Litigation is inherently unpredictable and although the amount of any liability that could arise with respect to currently pending actions cannot be accurately predicted, we do not believe that the resolution of any pending action will have a material adverse effect on our financial position or liquidity.

Item 4.    Submission of Matters to a Vote of Security Holders

        Not applicable.

 PART II.

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock is traded on the Nasdaq Global Market under the symbol "DEST." Prior to December 9, 2008 (before giving effect to our corporate name change), our common stock traded under the symbol "MWRK." The following table sets forth for the periods indicated below the reported high and low sales prices of our common stock as reported on the Nasdaq Global Market:

	High	Low
Fiscal Year Ended September 30, 2007:
Quarter ended December 31, 2006	$57.65	$38.36
Quarter ended March 31, 2007	43.81	30.76
Quarter ended June 30, 2007	39.86	29.33
Quarter ended September 30, 2007	32.24	14.48
Fiscal Year Ended September 30, 2008:
Quarter ended December 31, 2007	$19.27	$15.22
Quarter ended March 31, 2008	20.21	14.99
Quarter ended June 30, 2008	18.15	9.62
Quarter ended September 30, 2008	17.00	9.89

        As of December 1, 2008, there were 1,237 holders of record and 807 estimated beneficial holders of our common stock.

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

        Under our 2005 Equity Incentive Plan (the "2005 Plan"), awards may be granted in the form of options, stock appreciation rights, restricted stock or restricted stock units. Up to 500,000 shares of our common stock may be issued in respect of awards under our 2005 Plan, with no more than 250,000 of those shares permitted to be issued in respect of restricted stock or restricted stock units granted under the 2005 Plan. Our Board of Directors has approved an amendment to the 2005 Plan, subject to the approval of our stockholders at our Annual Meeting of Stockholders to be held on January 23, 2009, to increase the authorized shares for issuance under the plan to 700,000 shares total (an additional 200,000 shares) with no more than 350,000 total (an additional 100,000 shares) permitted to be issued in respect of restricted stock or restricted stock units granted under the 2005 Plan.

        In July 2008, our Board of Directors approved a program to repurchase up to $7.0 million of our outstanding common stock. Under the program, we may repurchase shares from time to time through solicited or unsolicited transactions in the open market or in negotiated or other transactions. The program will be in effect until the end of July 2010. There were no repurchases of common stock under the program during fiscal 2008.

Stock Price Performance Graph

        The graph below compares the cumulative total stockholder return on our Common Stock for the period from September 30, 2003 to September 30, 2008, with the cumulative total return of the Standard & Poor's 500 Index and the Standard & Poor's Apparel Retail Index. The comparison assumes $100 was invested on September 30, 2003 in our Common Stock and in each of the foregoing indices and assumes reinvestment of dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Destination Maternity Corporation, The S&P 500 Index
And The S&P Apparel Retail Index

*
$100 invested on 9/30/03 in stock or index—including reinvestment of dividends. Fiscal year ending September 30.

	2003	2004	2005	2006	2007	2008
Destination Maternity Corporation	$100.00	$47.45	$32.72	$157.46	$61.09	$45.42
S&P 500	$100.00	$113.87	$127.82	$141.62	$164.90	$128.66
S&P Apparel Retail Index	$100.00	$120.19	$114.33	$144.49	$143.13	$125.10

Item 6.    Selected Consolidated Financial and Operating Data

        The following tables set forth selected consolidated statement of operations data, operating data, other financial data, and balance sheet data as of and for the periods indicated. The selected consolidated statement of operations and balance sheet data for each of the five fiscal years presented below are derived from our consolidated financial statements. You should read this information in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the related notes included elsewhere in this report.

	Year Ended September 30,
	2008	2007	2006	2005	2004
	(in thousands, except per share amounts)
Statement of Operations Data:
Net sales	$564,602	$581,371	$602,744	$561,627	$518,051
Cost of goods sold	281,561	281,155	288,082	277,453	242,751

Gross profit	283,041	300,216	314,662	284,174	275,300
Selling, general and administrative expenses	271,592	279,719	279,713	264,652	248,409
Store closing, asset impairment and asset disposal expenses	2,916	1,788	4,621	5,284	3,621
Restructuring and other charges	3,461	—	—	—	—

Operating income	5,072	18,709	30,328	14,238	23,270
Interest expense, net	6,974	9,848	14,534	15,293	14,765
Loss on extinguishment of debt	97	9,423	873	—	—

Income (loss) before income taxes	(1,999)	(562)	14,921	(1,055)	8,505
Income tax provision (benefit)	(610)	(169)	5,819	(880)	3,466

Net income (loss)	$(1,389)	$(393)	$9,102	$(175)	$5,039

Net income (loss) per share—Basic	$(0.23)	$(0.07)	$1.70	$(0.03)	$0.97

Average shares outstanding—Basic	5,924	5,802	5,348	5,242	5,212

Net income (loss) per share—Diluted	$(0.23)	$(0.07)	$1.63	$(0.03)	$0.92

Average shares outstanding—Diluted	5,924	5,802	5,591	5,242	5,501

	Year Ended September 30,
	2008	2007	2006	2005	2004
	(unaudited; in thousands, except operating data and ratios)
Operating Data:
Comparable store sales increase (decrease)(1)	0.2%	(4.8)%	4.3%	(2.5)%	(4.9)%
Average net sales per gross square foot(2)	$302	$299	$305	$295	$311
Average net sales per store(2)	$588,000	$568,000	$570,000	$534,000	$537,000
Gross store square footage at period end(3)	1,492,000	1,498,000	1,532,000	1,579,000	1,569,000
Gross retail location square footage at period end(4)	1,623,000	1,811,000	1,819,000	1,874,000	1,693,000
Number of retail locations at period end:
Motherhood Maternity stores	616	635	659	690	717
Mimi Maternity stores	89	100	106	117	121
A Pea in the Pod stores	30	32	33	37	41
Destination Maternity superstores	19	14	12	8	4

Total stores	754	781	810	852	883
Leased departments	278	795	731	739	232

Total retail locations	1,032	1,576	1,541	1,591	1,115

Other Financial Data:
Adjusted EBITDA(5)	$25,501	$38,579	$51,715	$33,906	$40,579
Ratio of total debt to Adjusted EBITDA	3.1x	2.4x	2.3x	3.8x	3.2x
Ratio of Adjusted EBITDA to interest expense, net	3.7x	3.9x	3.6x	2.2x	2.7x
Cash flows provided by operating activities	27,822	27,398	42,413	7,324	18,256
Cash flows used in investing activities	(13,347)	(8,112)	(23,166)	(11,414)	(23,020)
Cash flows used in financing activities	(12,457)	(28,060)	(3,380)	(1,340)	(2,500)
Capital expenditures	15,688	15,444	13,933	17,644	21,540
Balance Sheet Data (at end of period):
Working capital	$61,611	$64,923	$83,772	$71,228	$67,833
Total assets	256,248	275,925	287,736	273,317	271,370
Total debt	78,646	93,180	118,349	128,856	127,917
Stockholders' equity	89,468	88,523	80,700	63,328	62,903

(1)
Comparable store sales figures represent sales at retail locations that have been in operation by the Company for at least twelve full months at the beginning of the period for which such data is presented. As used in this Form 10-K, "retail locations" include stores and leased departments, and exclude locations where Kohl's sells our products under an exclusive product and license agreement.

(2)
Based on stores in operation by the Company during the entire twelve-month period (which does not include leased department or licensed relationships).

(3)
Based on stores in operation by the Company at the end of the period.

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

Reconciliation of Net Income (Loss) to Adjusted EBITDA

(in thousands)

(unaudited)

	Year Ended September 30,
	2008	2007	2006	2005	2004
Net income (loss)	$(1,389)	$(393)	$9,102	$(175)	$5,039
Add: income tax provision (benefit)	(610)	(169)	5,819	(880)	3,466
Add: interest expense, net	6,974	9,848	14,534	15,293	14,765
Add: loss on extinguishment of debt	97	9,423	873	—	—

Operating income	5,072	18,709	30,328	14,238	23,270
Add: depreciation and amortization expense	15,974	16,410	16,118	15,502	14,270
Add: loss on impairment of long-lived assets	1,628	1,781	2,612	3,440	1,816
Add: (gain) loss on disposal of assets	546	(422)	(139)	726	1,223
Add: stock-based compensation expense	2,281	2,101	2,796	—	—

Adjusted EBITDA	$25,501	$38,579	$51,715	$33,906	$40,579

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        The following discussion should be read in conjunction with the consolidated financial statements and their related notes included elsewhere in this report.

        We are the leading designer and retailer of maternity apparel in the United States with 1,032 retail locations, including 754 stores in all 50 states, Puerto Rico, Guam and Canada and 278 leased departments. During fiscal 2008, we operated our stores under the Motherhood Maternity, Mimi Maternity, A Pea in the Pod and Destination Maternity retail concepts and also sold our merchandise on the Internet at our MaternityMall.com and our brand-specific websites, as well as through an exclusive product and license agreement with Kohl's. In addition to our 754 stores, our retail locations include 278 leased departments within department and specialty stores. We design and contract manufacture approximately 90% of the merchandise we sell.

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

         Inventories.    We value our inventories, which consist primarily of maternity apparel, at the lower of cost or market. Cost is determined on the first-in, first-out method (FIFO) and includes the cost of merchandise, freight, duty and broker fees. A periodic review of inventory quantities on hand is performed in order to determine if inventory is properly valued at the lower of cost or market. Factors related to current inventories such as future consumer demand and fashion trends, current aging, current analysis of merchandise based on receipt date, current and anticipated retail markdowns or wholesale discounts, and class or type of inventory are analyzed to determine estimated net realizable values. Criteria utilized by us to quantify aging trends include factors such as the amount of merchandise received within the past twelve months, merchandise received more than one year before with quantities on-hand in excess of 12 months of sales, and merchandise currently selling below cost. A provision is recorded to reduce the cost of inventories to its estimated net realizable value, if required. Inventories as of September 30, 2008 and 2007 totaled $88.1 million and $100.5 million, respectively, representing 34.4% and 36.4% of total assets, respectively. Given the significance of inventories to our consolidated financial statements, the determination of net realizable values is considered to be a critical accounting estimate. Any significant unanticipated changes in the factors noted above could have a significant impact on the value of our inventories and our reported operating results.

         Long-Lived Assets.    Our long-lived assets consist principally of store leasehold improvements (included in the "Property, plant and equipment, net" line item in our consolidated balance sheets) and, to a much lesser extent, lease acquisition costs (included in the "Other intangible assets, net" line item in our consolidated balance sheets). These long-lived assets are recorded at cost and are amortized using the straight-line method over the shorter of the lease term or their useful life. Net long-lived assets as of September 30, 2008 and 2007 totaled $66.8 million and $69.2 million, respectively, representing 26.1% and 25.1% of total assets, respectively.

        In assessing potential impairment of these assets, we periodically evaluate the historical and forecasted operating results and cash flows on a store-by-store basis. Newly opened stores may take time to generate positive operating and cash flow results. Factors such as (i) store concept, that is, Motherhood, Mimi, A Pea in the Pod or Destination Maternity, (ii) store location, for example, urban area versus suburb, (iii) current marketplace awareness of our brands, (iv) local customer demographic data, (v) anchor stores within the mall in which our store is located and (vi) current fashion trends are all considered in determining the time frame required for a store to achieve positive financial results, which is assumed to be within two years from the date a store location is opened. If economic conditions are substantially different from our expectations, the carrying value of certain of our long-lived assets may become impaired. As a result of our impairment assessment, we recorded write-downs of long-lived assets of $1.6 million and $1.8 million during fiscal 2008 and fiscal 2007, respectively.

         Goodwill.    The purchase method of accounting for business combinations requires the use of estimates and judgments to allocate the purchase price paid for acquisitions to the fair value of the net tangible and identifiable intangible assets. Goodwill represents the excess of the aggregate purchase price over the fair value of net assets acquired in business combinations and is separately disclosed in our consolidated balance sheets. As of both September 30, 2008 and 2007, goodwill totaled $50.4 million, representing 19.7% and 18.3% of total assets, respectively. In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill no longer be amortized, but instead be tested for impairment at least annually or as impairment indicators arise.

        The impairment test requires us to compare the fair value of business reporting units to their carrying value, including assigned goodwill. In assessing potential impairment of goodwill, we have determined that we have one reporting unit for purposes of applying SFAS No. 142 based on our reporting structure. As of September 30, 2008, our book value was $14.74 per share of outstanding common stock and the closing trading price of our common stock was $13.88 per share. The fair value of our single reporting unit is determined based on a combination of the fair market value of our outstanding common stock on a control basis, a discounted cash flow analysis and other generally accepted valuation methodologies and, if necessary, an outside independent valuation is obtained to determine the fair value. The carrying value of our single reporting unit, expressed on a per share basis, is represented by the book value per share of our outstanding common stock. The results of the annual impairment tests performed as of September 30, 2008, 2007 and 2006 indicated the fair value of the reporting unit exceeded its carrying value. As part of our impairment analysis as of September 30, 2008, an outside independent valuation was obtained and the fair value of our single reporting unit exceeded the carrying value. If the per share fair value of our single reporting unit was less than the book value per share on September 30, 2008, our goodwill would have been impaired.

        Our goodwill may also need to be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of our single reporting unit below its carrying value. The market price of our common stock has been subject to substantial volatility subsequent to September 30, 2008 and is currently trading near historically low prices. Consequently, if our stock price does not increase in the near term, our goodwill would likely be impaired and we would need to recognize a non-cash impairment charge, which could have a material adverse effect on our consolidated balance sheet and results of operations, but would not have any adverse effect on the covenant calculations of our debt agreements or our overall compliance with the covenants of our debt agreements.

         Accounting for Income Taxes.    We adopted the provisions of FASB Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes" effective as of October 1, 2007 (see "Notes to Consolidated Financial Statements; Note 13. Income Taxes").

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

        The temporary differences between the book and tax treatment of income and expenses result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income. Actual results could differ from our assessments if adequate taxable income is not generated in future periods. Net deferred tax assets as of September 30, 2008 and 2007 totaled $23.6 million and $22.3 million, respectively, representing 9.2% and 8.1% of total assets, respectively. To the extent we believe that recovery is not more likely than not, we must establish a valuation allowance. To the extent we establish a valuation allowance or change the allowance in a future period, income tax expense will be impacted.

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

Restructuring

        On July 1, 2008, we announced that we were streamlining our merchandise brands and store nameplates and implementing cost reductions in order to simplify our business model, reduce overhead costs and improve and tighten our merchandise assortments. Pursuant to the strategic restructuring, we are rebranding our Mimi Maternity® merchandise brand under our A Pea in the Pod® brand beginning with the Spring 2009 collection, which initially debuted in November 2008. We also plan to streamline our store nameplates, which began in November 2008, by renaming our single-brand Mimi Maternity stores as A Pea in the Pod, and by renaming our multi-brand Mimi Maternity stores as Destination Maternity®. We incurred pre-tax expense of approximately $0.9 million from our restructuring and cost reduction actions in the fourth quarter of fiscal 2008, consisting of approximately $0.7 million for cash severance expense and severance-related benefits, and approximately $0.2 million of non-cash expense for accelerated depreciation of existing store signs resulting from planned store signage changes. Approximately $0.1 million of non-cash expense for additional accelerated depreciation is expected to be recorded in the first quarter of fiscal 2009. We expect to realize approximately $5 million of annualized pre-tax expense savings from the cost reductions associated with our strategic restructuring actions, and we began to realize these savings in the fourth quarter of fiscal 2008.

Leased Departments

        As we disclosed in September 2007, we were unable to reach terms on a renewal of our relationship with Sears and, as a result, our relationship with Sears ended on June 20, 2008, resulting in the closure of our leased departments within Sears stores. Even after the end of the Sears relationship, we remain well positioned to service the needs of our customers through our own stores as well as through our exclusive licensed relationship and our other leased departments. After our relationship with Sears ended, the Two Hearts Maternity brand remained our exclusive property. As of September 30, 2007, we operated 501 leased departments within Sears stores.

Results of Operations

        The following table sets forth certain operating data from our consolidated statements of operations as a percentage of net sales and as a percentage change for the periods indicated:

	% of Net Sales(1)			% Increase (Decrease)
	Year Ended September 30,			Year Ended September 30,
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
Net sales	100.0%	100.0%	100.0%	(2.9)%	(3.5)%
Cost of goods sold(2)	49.9	48.4	47.8	0.1	(2.4)

Gross profit	50.1	51.6	52.2	(5.7)	(4.6)
Selling, general and administrative expenses(3)	48.1	48.1	46.4	(2.9)	—
Store closing, asset impairment and asset disposal expenses	0.5	0.3	0.8	63.1	(61.3)
Restructuring and other charges	0.6	—	—	N.M.	N.M.

Operating income	0.9	3.2	5.0	(72.9)	(38.3)
Interest expense, net	1.2	1.7	2.4	(29.2)	(32.2)
Loss on extinguishment of debt	0.0	1.6	0.1	N.M.	N.M.

Income (loss) before income taxes	(0.4)	(0.1)	2.5	N.M.	N.M.
Income tax provision (benefit)	(0.1)	(0.0)	1.0	N.M.	N.M.

Net income (loss)	(0.2)%	(0.1)%	1.5%	N.M.	N.M.

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

(3)
The "Selling, general and administrative expenses" line item includes: advertising and marketing expenses, corporate administrative expenses, and store expenses (including store payroll and store occupancy expenses).

        The following table sets forth certain information regarding the number of our retail locations, including stores and leased maternity departments for the fiscal years indicated:

	Year Ended September 30,
	2008			2007			2006
Retail Locations	Stores	Leased Departments	Total Retail Locations	Stores	Leased Departments	Total Retail Locations	Stores	Leased Departments	Total Retail Locations
Beginning of period	781	795	1,576	810	731	1,541	852	739	1,591
Opened	28	7	35	18	121	139	17	39	56
Closed	(55)	(524)	(579)	(47)	(57)	(104)	(59)	(47)	(106)

End of period	754	278	1,032	781	795	1,576	810	731	1,541

Years Ended September 30, 2008 and 2007

         Net Sales.    Our net sales for fiscal 2008 decreased by 2.9%, or $16.8 million, to $564.6 million from $581.4 million for fiscal 2007. The decrease in sales versus last year resulted primarily from a decrease in sales from the Company's leased department and licensed relationships, largely due to a decrease in Sears leased department sales due to the closure of all of the remaining leased departments within Sears stores during June 2008, as well as reduced sales volume from the ongoing closure of certain underperforming stores, partially offset by increased internet sales and a slight increase in comparable store sales. Comparable store sales increased by 0.2% during fiscal 2008, based on 820 retail locations, versus a comparable store sales decrease of 4.8% during fiscal 2007, based on 1,330 retail locations.

        As of September 30, 2008, we operated a total of 754 stores and 1,032 total retail locations: 616 Motherhood Maternity stores (including 87 Motherhood Maternity Outlet stores), 89 Mimi Maternity stores, 30 A Pea in the Pod stores, 19 Destination Maternity superstores, and 278 leased maternity departments, which were primarily under the Motherhood brand. In addition, our Oh Baby by Motherhood collection is available at Kohl's stores throughout the United States. In comparison, as of September 30, 2007, we operated a total of 781 stores and 1,576 total retail locations: 635 Motherhood Maternity stores (including 91 Motherhood Maternity Outlet stores), 100 Mimi Maternity stores, 32 A Pea in the Pod stores, 14 Destination Maternity superstores, and 795 leased departments. As of September 30, 2008, our store total included 64 multi-brand stores, including 19 Destination Maternity superstores, with the remaining multi-brand stores under the Mimi Maternity brand. In comparison, as of September 30, 2007, we operated 57 multi-brand stores, including 14 Destination Maternity superstores. These multi-brand store figures for fiscal 2008 and fiscal 2007 exclude our A Pea in the Pod stores, which have traditionally carried a full line of both A Pea in the Pod and Mimi branded merchandise. During fiscal 2008, we opened 28 stores, including 7 multi-brand stores, and closed 55 stores, with 18 of these store closings related to multi-brand store openings. In addition, during fiscal 2008, we opened 7 leased department locations and closed 524 leased department locations, including the 501 Sears leased departments operated by us at the end of September 2007.

         Gross Profit.    Our gross profit for fiscal 2008 decreased by 5.7%, or $17.2 million, to $283.0 million compared to $300.2 million for fiscal 2007, reflecting the decrease in net sales as well as a decrease in gross margin. Gross profit as a percentage of net sales (gross margin) was 50.1% for fiscal 2008, compared to 51.6% for fiscal 2007. The decrease in gross margin for fiscal 2008 as compared to fiscal 2007 reflects increased markdowns to help manage our inventory level, product cost inflation pressures that are being felt throughout the apparel industry, and the effect of spreading fixed product overhead costs over a smaller sales volume.

         Selling, General and Administrative Expenses.    Our selling, general and administrative expenses for fiscal 2008 decreased by 2.9%, or $8.1 million, to $271.6 million from $279.7 million for fiscal 2007. This decrease in expense resulted primarily from significantly lower legal expenses, and from lower store occupancy, payroll and employee benefits costs, as a result of our reduced number of stores and leased departments. As a percentage of net sales, selling, general and administrative expenses remained consistent at 48.1% for fiscal 2008 and fiscal 2007.

         Store Closing, Asset Impairment and Asset Disposal Expenses.    Our store closing, asset impairment and asset disposal expenses for fiscal 2008 increased by 63.1%, or $1.1 million, to $2.9 million from $1.8 million for fiscal 2007. We incurred impairment charges for write-downs of long-lived assets of $1.6 million for fiscal 2008, as compared to $1.8 million for fiscal 2006. We incurred charges relating to store closings and other asset disposals of $1.3 million for fiscal 2008, comprised of $0.7 million of cash lease termination fees and $0.6 million of non-cash other asset disposal costs, which were primarily related to store relocations, as compared to $7,000 for fiscal 2007, comprised of $0.4 million of cash lease termination fees offset by $0.4 million non-cash gain on asset disposals from closed stores.

         Restructuring and Other Charges.    In the fourth quarter of fiscal 2008, we incurred pre-tax expense of $0.9 million from our strategic restructuring and cost reduction actions. We also recognized a $2.5 million charge in connection with the retirement of our Chief Executive Officer. The charge reflects benefit costs and payroll taxes related to an amendment to the executive's supplemental retirement agreement with us.

         Operating Income.    Our operating income for fiscal 2008 decreased by 72.9%, or $13.6 million, to $5.1 million from $18.7 million for fiscal 2007, due to the lower sales volume, lower gross margin and associated gross profit reduction, as well as the restructuring and other charges and increased store closing and asset impairment costs, partially offset by lower selling, general and administrative expenses. Operating income as a percentage of net sales (operating income margin) for fiscal 2008 decreased to 0.9% from 3.2% for fiscal 2007. The decrease in operating income margin was primarily due to our decreased gross margin for fiscal 2008 compared to fiscal 2007 and the restructuring and other charges incurred in fiscal 2008.

         Interest Expense, Net.    Our net interest expense for fiscal 2008 decreased by 29.2%, or approximately $2.8 million, to $7.0 million from $9.8 million in fiscal 2007. This decrease was primarily due to the lower interest rate on our new $90.0 million Term Loan, which was used to redeem the remaining outstanding balance of our 11 1/4% senior notes (the "Senior Notes") and, to a lesser extent, our lower debt level, as a result of the repurchase of $25.0 million of our Senior Notes in December 2006, and the $13.0 million of Term Loan prepayments in fiscal 2008, partially offset by higher average borrowings under our credit facility. During fiscal 2008, our average level of direct borrowings under our credit facility was $5.2 million, but we did not have any direct borrowings under our credit facility as of September 30, 2008. During fiscal 2007, our average level of direct borrowings under our credit facility was $1.0 million.

         Loss on Extinguishment of Debt.    During fiscal 2008, we prepaid $13.0 million principal amount of our outstanding Term Loan. The $13.0 million Term Loan prepayments resulted in pre-tax charges totaling $0.1 million. During fiscal 2007, we repurchased $25.0 million principal amount of Senior Notes in December 2006 and, with the proceeds of a new Term Loan, we redeemed the remaining $90.0 million principal amount of Senior Notes in April 2007. The $115.0 million of Senior Note repurchases resulted in pre-tax charges totaling $9.4 million in fiscal 2007, representing the premium paid plus the write-off of unamortized debt issuance discount and deferred financing costs.

         Income Taxes.    Our effective tax rate was a benefit of 30.5% in fiscal 2008, compared to a benefit of 30.1% in fiscal 2007. Our income tax rate for fiscal 2008 reflects the effect of additional income tax expense (including interest and penalties) being recognized in connection with the implementation and ongoing accounting requirements of FIN No. 48. Additionally, our income tax rates for both fiscal 2008 and fiscal 2007 reflect the effects of certain minimum state tax requirements, partially offset by allowable federal tax credits. See Note 13 of the Notes to Consolidated Financial Statements for the reconciliation of the statutory federal income tax rate to our effective tax rate.

         Net Loss.    Net loss for fiscal 2008 was $(1.4) million, or $(0.23) per share (diluted), compared to net loss of $(0.4) million for fiscal 2007, or $(0.07) per share (diluted). Excluding the debt extinguishment, restructuring and other charges in fiscal 2008, and the debt extinguishment charge in fiscal 2007, net income for fiscal 2008 was $0.9 million, or $0.14 per share (diluted), compared to net income of $5.4 million for fiscal 2007, or $0.87 per share (diluted).

        The average diluted shares outstanding of 5,924,000 shares for fiscal 2008 was 2.1% higher than the 5,802,000 shares outstanding for fiscal 2007. The increase in average diluted shares outstanding reflects higher shares outstanding in fiscal 2008 compared to fiscal 2007, as a result of stock option exercises and vesting of restricted stock awards.

        Following is a reconciliation of net loss and net loss per share (diluted) to net income before loss on extinguishment of debt and restructuring and other charges, and net income per share before loss on extinguishment of debt and restructuring and other charges (diluted) for the years ended September 30, 2008 and 2007 (in thousands, except per share amounts):

	Year Ended September 30, 2008			Year Ended September 30, 2007
	Net Income (Loss)	Shares	Diluted EPS	Net Income (Loss)	Shares	Diluted EPS
Net loss	$(1,389)	5,924	$(0.23)	$(393)	5,802	$(0.07)
Loss on extinguishment of debt, net of tax	61	—		5,748	—
Restructuring and other charges, net of tax	2,171	—		—	—
Incremental shares from the assumed lapse of restrictions on restricted stock awards	—	22		—	36
Incremental shares from the assumed exercise of outstanding stock options	—	102		—	297

Adjusted net income before loss on extinguishment of debt and restructuring and other charges	$843	6,048	$0.14	$5,355	6,135	$0.87

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

         Selling, General and Administrative Expenses.    Our selling, general and administrative expenses for fiscal 2007 were equal to fiscal 2006, at $279.7 million for both fiscal years. Significantly lower variable incentive compensation costs, and lower store occupancy expenses, as a result of our store closings and our new multi-brand stores, were offset by increased legal expenses that were primarily related to certain intellectual property disputes, increased employee benefits costs and increased payroll expenses. As a percentage of net sales, selling, general and administrative expenses increased to 48.1% for fiscal 2007 compared to 46.4% for fiscal 2006. The increase in this percentage was primarily a result of decreased net sales, even though the actual amount of selling, general and administrative expenses for fiscal 2007 was consistent with fiscal 2006. In addition to this unfavorable expense leverage related to decreased net sales, the operating expense percentage increased due to increased legal expenses, increased employee benefits costs and increased payroll expenses. The increase in selling, general and administrative expenses as a percentage of net sales was partially offset by decreases as a percentage of net sales in variable incentive compensation expense.

         Store Closing, Asset Impairment and Asset Disposal Expenses.    Our store closing, asset impairment and asset disposal expenses for fiscal 2007 decreased by 61.3%, or $2.8 million, to $1.8 million from $4.6 million for fiscal 2006. We incurred impairment charges for write-downs of long-lived assets of $1.8 million for fiscal 2007, as compared to $2.6 million for fiscal 2006. We incurred charges relating to store closings and other asset disposals of $7,000 for fiscal 2007, comprised of $0.4 million of cash lease termination fees offset by $0.4 million non-cash gain on asset disposals from closed stores, as compared to $2.0 million for fiscal 2006, comprised of $2.1 million of cash lease termination fees and $0.1 million of non-cash other asset disposal costs, partially offset by $0.2 million of non-cash gain on asset disposals from closed stores. The majority of the store closing charges for fiscal 2006 were for stores closed in connection with multi-brand store openings, with most of these charges related to the opening of our world flagship Destination Maternity superstore in New York City in February 2006.

         Operating Income.    Our operating income for fiscal 2007 decreased by 38.3%, or $11.6 million, to $18.7 million from $30.3 million for fiscal 2006, due to the lower sales volume and associated gross profit reduction partially offset by lower store closing and asset impairment costs. Operating income as a percentage of net sales (operating income margin) for fiscal 2007 decreased to 3.2% from 5.0% for fiscal 2006. The decrease in operating income margin was primarily due to unfavorable leverage of selling, general and administrative expenses resulting from decreased comparable store sales and, to a lesser extent, due to our decreased gross margin, partially offset by a lower percentage of store closing and asset impairment costs.

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

        Following is a reconciliation of net income (loss) and net income (loss) per share (diluted) to net income before loss on extinguishment of debt and net income per share before loss on extinguishment of debt (diluted) for the years ended September 30, 2007 and 2006 (in thousands, except per share amounts):

	Year Ended September 30, 2007			Year Ended September 30, 2006
	Net Income (Loss)	Shares	Diluted EPS	Net Income	Shares		Diluted EPS
Net income (loss)	$(393)	5,802	$(0.07)	$9,102	5,591	(1)	$1.63
Loss on extinguishment of debt, net of tax	5,748	—		533	—
Incremental shares from the assumed lapse of restrictions on restricted stock awards	—	36		—	—
Incremental shares from the assumed exercise of outstanding stock options	—	297		—	—

Adjusted net income before loss on extinguishment of debt	$5,355	6,135	$0.87	$9,635	5,591		$1.72

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

        Cash and cash equivalents increased by $2.0 million during fiscal 2008 compared to a decrease of $8.8 million during fiscal 2007.

        Cash provided by operations of $27.8 million for fiscal 2008 increased by $0.4 million from $27.4 million for fiscal 2007. This increase in cash provided by operations versus the prior year was primarily the result of working capital changes that provided more cash in fiscal 2008 compared to fiscal 2007, primarily due to a decrease in inventories in fiscal 2008, partially offset by the larger net loss and smaller loss on extinguishment of debt in fiscal 2008 compared to fiscal 2007. Total inventories as of September 30, 2008 were $88.1 million, a decrease of $12.4 million or 12.4% below the $100.5 million inventories balance as of September 30, 2007. During fiscal 2008 we used the majority of our cash provided by operations to pay for capital expenditures. For fiscal 2008 we spent $15.7 million on capital expenditures, including $12.3 million for leasehold improvements, fixtures and equipment principally for new store facilities, as well as improvements to existing stores, and $3.4 million for our information systems and distribution and corporate facilities. We funded repayments of long-term debt in fiscal 2008, including $13.0 million of prepayments of our Term Loan, by using the remaining cash provided by operations and the cash received from the Grantor Trust related to amendments to certain supplemental executive retirement agreements (as described later in this section).

        Cash provided by operations of $27.4 million for fiscal 2007 decreased by $15.0 million from $42.4 million for fiscal 2006. This decrease in cash provided by operations versus the prior year was primarily the result of an increase in inventories in fiscal 2007 compared to cash generated from a decrease in inventories during fiscal 2006. Total inventories as of September 30, 2007 were $100.5 million, an increase of $6.2 million or 6.6% above the $94.3 million inventories balance as of September 30, 2006. During fiscal 2007 we used a significant amount of our cash provided by operations to pay for capital expenditures. For fiscal 2007 we spent $15.4 million in capital expenditures, including $11.0 million for leasehold improvements, fixtures and equipment principally for new store facilities, as well as improvements to existing stores, and $4.4 million for our distribution and corporate facilities and information systems. We funded the $25.0 million repurchase of our Senior Notes in December 2006 by utilizing available cash, cash generated by net proceeds from the sales (net of purchases) of short-term investments, cash generated from stock option exercises, as well as the remaining cash provided by operations.

        On December 8, 2006, we completed the repurchase of $25.0 million principal amount of our Senior Notes at 105.625% of the principal amount, plus accrued and unpaid interest. On April 18, 2007, we completed the redemption of the remaining $90.0 million principal amount of our outstanding Senior Notes through a new Term Loan financing. The December 2006 and April 2007 redemptions of the Senior Notes, which were both at a price of 105.625% of principal amount, plus accrued interest, resulted in "Loss on extinguishment of debt" of $9.4 million on a pre-tax basis, consisting of the $6.5 million cash redemption premium and $2.9 million of non-cash expense from the write-off of unamortized deferred financing costs and debt issuance costs.

        On March 13, 2007, we entered into a Term Loan Agreement for a $90.0 million senior secured Term Loan B due March 13, 2013, the proceeds of which were received on April 18, 2007 and were used to redeem the remaining $90.0 million principal amount of our Senior Notes. The new Term Loan extended the maturity for $90.0 million principal amount of our debt from August 1, 2010 (the maturity date of the redeemed Senior Notes) to March 13, 2013 (the maturity date of the new Term Loan). The interest rate on the Term Loan is equal to, at our election, either (i) the prime rate plus 1.00%, or (ii) the LIBOR rate plus the applicable margin. The applicable margin for LIBOR rate borrowings is either 2.25% or 2.50%, depending on our Consolidated Leverage Ratio (as defined). Based upon our applicable quarterly Consolidated Leverage Ratio during fiscal 2008, the applicable margin for LIBOR rate borrowings remained at 2.50% for fiscal 2008. We are required to make minimum repayments of the principal amount of the Term Loan in quarterly installments of $225,000 each. We are also required to make an annual principal repayment equal to 25% or 50% of Excess Cash Flow (as defined) in excess of $5,000,000 for each fiscal year, with the 25% or 50% factor depending on our Consolidated Leverage Ratio. The required principal repayment for fiscal 2008, which was calculated based on the 50% factor, is $622,000 and is due in December 2008. Additionally, the Term Loan can be prepaid at our option, in part or in whole, at any time without any prepayment premium or penalty. On March 19, 2008, we prepaid $5.0 million of the outstanding Term Loan and on June 19, 2008 we prepaid $8.0 million of the outstanding Term Loan. At September 30, 2008, our indebtedness under the Term Loan Agreement was $75.7 million.

        The Term Loan is secured by a security interest in our accounts receivable, inventory, real estate interests, letter of credit rights, cash, intangibles and certain other assets. The security interest granted to the Term Lenders is, in certain respects, subordinate to the security interest granted to the Credit Facility Lender. The Term Loan Agreement imposes certain restrictions on our ability to, among other things, incur additional indebtedness, pay dividends, repurchase stock, and enter into other various types of transactions. The Term Loan Agreement also contains quarterly financial covenants that require us to maintain a specified maximum permitted Consolidated Leverage Ratio and a specified minimum permitted Consolidated Interest Coverage Ratio (as defined). Since the inception of the Term Loan Agreement we have been in compliance with all covenants of our Term Loan Agreement.

        In order to mitigate our floating rate interest risk on the variable rate Term Loan, we entered into an interest rate swap agreement with the Agent bank for the Term Loan that commenced on April 18, 2007, the date the $90.0 million Term Loan proceeds were received, and expires on April 18, 2012. The interest rate swap agreement enables us to effectively convert an amount of the Term Loan equal to the notional amount of the interest rate swap from a floating interest rate of LIBOR plus 2.50% (subject to reduction to LIBOR plus 2.25% if we achieve a specified leverage ratio), to a fixed interest rate of 7.50% (subject to reduction to 7.25% if we achieve a specified leverage ratio) for the significant majority of the Term Loan. The notional amount of the interest rate swap was $75.0 million at the inception of the swap agreement and decreases over time to a notional amount of $5.0 million at the expiration date. The notional amount of the swap was $57.5 million as of September 30, 2008 and over the next eighteen months decreases as follows: to $50.0 million starting October 20, 2008; to $42.5 million starting April 20, 2009; and to $35.0 million starting October 19, 2009.

        In connection with the Term Loan transaction, we amended our existing $60.0 million revolving Credit Facility in order to permit the new Term Loan financing. This amendment of the Credit Facility also extended its maturity from October 15, 2009 to March 13, 2012, increased its size to $65.0 million, and reduced the LIBOR-based interest rate option under the facility by 0.25%. There are no financial covenant requirements under the Credit Facility provided that Excess Availability (as defined) does not fall below 10% of the Borrowing Base (as defined). If Excess Availability were to fall below 10% of the Borrowing Base, we would be required to meet a specified minimum Fixed Charge Coverage Ratio (as defined). During all of fiscal 2008 and fiscal 2007, we exceeded the minimum requirements for Excess Availability under the Credit Facility.

        As of September 30, 2008, we had no outstanding borrowings under the Credit Facility and $10.6 million in letters of credit, with $45.9 million of availability under our credit line based on Borrowing Base limitations, compared to no outstanding borrowings and $7.0 million in letters of credit, with $58.0 million of availability under our credit line as of September 30, 2007. Borrowings under the Credit Facility as of September 30, 2008 would have borne interest at a rate of between approximately 4.93% and 5.00% per annum. During fiscal 2008 and 2007, our average level of direct borrowings under the Credit Facility was $5.2 million and $1.0 million, respectively. We expect that we will have borrowings under our Credit Facility during certain periods of fiscal 2009, reflecting seasonal and other timing variations in cash flow.

        In March 2007, we entered into Supplemental Executive Retirement Agreements (the "SERP Agreements") with our Chairman of the Board and former Chief Executive Officer and our President and Chief Creative Officer (the "SERP Executives"). In April 2007, we made an initial required contribution of $2.7 million to a Grantor Trust, which was established for the purpose of accumulating assets in anticipation of our payment obligations under the SERP Agreements. In November 2007, we made an additional required contribution to the Grantor Trust of $1.2 million. In order to impact positively our ability to comply with the Consolidated Leverage Ratio covenant of our Term Loan Agreement at March 31, 2008, with the consent of the SERP Executives we withdrew $1.0 million from the Grantor Trust on March 28, 2008. The withdrawn funds were used to repay indebtedness under our credit facility. On May 20, 2008, we entered into (i) a Letter Agreement with the SERP Executives and the trustee for the Grantor Trust (the "Trustee"), and (ii) an amendment to the Grantor Trust agreement with the Trustee (collectively, the "Agreements"). The Agreements amended the SERP Agreements and the Grantor Trust agreement to provide for us to deliver an irrevocable standby letter of credit to the Trustee in an amount equal to our then current funding obligation under the SERP Agreements, which was $3.9 million. As provided in the Agreements, in the third quarter of fiscal 2008 we received a distribution of the remaining assets held in the Grantor Trust, amounting to $2.8 million. The amendments affected by the Agreements also allow for the issuance, from time to time, of irrevocable standby letters of credit, or the increase of size of an irrevocable standby letter of credit already held by the Trustee, in lieu of any deposit to the Grantor Trust otherwise required in the future. In addition, the Agreements permit us, from time to time at our sole discretion, to reduce the size of any irrevocable standby letter of credit issued to the Trustee, so long as we simultaneously fund the Grantor Trust with an amount of cash equal to the amount of the reduction of the letter of credit.

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

Contractual Obligations and Commercial Commitments

        We have entered into agreements that create contractual obligations and commercial commitments. These obligations and commitments will have an impact on future liquidity and the availability of capital resources. The tables below set forth a summary of these obligations and commitments as of September 30, 2008 (in thousands):

Contractual Obligations:

		Payments Due by Period
Description	Total Obligations (1)	Less Than One Year	One to Three Years	Three to Five Years	After Five Years
Long-term debt	$78,646	$1,860	$2,443	$72,703	$1,640
Interest related to long-term debt (2)	22,114	5,399	9,909	6,438	368
Operating leases (3)	251,824	54,301	88,374	63,232	45,917
Purchase obligations (4)	82,836	82,836	—	—	—

Total contractual cash obligations	$435,420	$144,396	$100,726	$142,373	$47,925

(1)
The amounts in this table exclude obligations under employment and retirement agreements. For a discussion of the compensation of our executive officers, see the information contained under the caption "Executive Compensation" in our proxy statement, which will be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders scheduled to be held on January 23, 2009.

(2)
Interest costs on our floating rate long-term debt were estimated using the interest rates in effect as of September 30, 2008. This presentation of interest costs on our floating rate long-term debt includes the effects of our interest rate swap agreement further described above in "Liquidity and Capital Resources."

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

Commercial Commitments:

		Amount of Commitment Per Period
Description	Total Obligations	Less Than One Year	One to Three Years	Three to Five Years	After Five Years
Credit facility (1)	$10,605	$10,605	$—	$—	$—
Other standby letters of credit	—	—	—	—	—

Total commercial commitments	$10,605	$10,605	$—	$—	$—

(1)
Consists of outstanding letter of credit commitments under our credit facility.

New Accounting Pronouncements

SFAS No. 157

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial assets and liabilities that are measured at fair value on a recurring basis for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The FASB has issued a one-year deferral of SFAS No. 157's fair value measurement requirements for non-financial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. The adoption of SFAS No. 157 for financial assets and liabilities is not expected to have a material impact on our consolidated financial position or results of operations. The impact from adoption of SFAS No. 157 for non-financial assets and liabilities, if any, on our consolidated financial position or results of operations has not yet been determined.

SFAS No. 159

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value and requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 is not expected to have a material impact on our consolidated financial position or results of operations.

SFAS No. 161

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133." SFAS No. 161 requires companies to provide qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in hedged positions. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of SFAS No. 161 is not expected to have a material impact on our consolidated financial position or results of operations.

Inflation

        We do not believe that the relatively moderate levels of inflation which have been experienced in the United States in recent years have had a significant effect on our net sales or profitability. However, there can be no assurance that our business will not be affected by inflation in the future.

Forward-Looking Statements

        Some of the information in this report, including the information incorporated by reference (as well as information included in oral statements or other written statements made or to be made by us), contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The forward-looking statements involve a number of risks and uncertainties. A number of factors could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, but are not limited to: our ability to successfully manage various business initiatives, our ability to successfully implement our merchandise brand and retail nameplate restructuring, the success of our international expansion, our ability to successfully manage and retain our leased department and licensed relationships and marketing partnerships, future sales trends in our existing retail locations, weather, changes in consumer spending patterns, raw material price increases, consumer preferences and overall economic conditions, our ability to anticipate and respond to fashion trends and consumer preferences, anticipated fluctuations in our operating results, the impact of competition and pricing, availability of suitable store locations, continued availability of capital and financing, ability to hire and develop senior management and sales associates, ability to develop and source merchandise, ability to receive production from foreign sources on a timely basis, potential stock repurchases, potential debt prepayments, changes in market interest rates, war or acts of terrorism and other factors referenced in this report, including those set forth under the caption "Item 1A. Risk Factors."

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        Destination Maternity Corporation is exposed to market risk from changes in interest rates. We have not entered into any market sensitive instruments for trading purposes. The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market interest rates. The range of changes presented reflects our view of changes that are reasonably possible over a one-year period.

        As of September 30, 2008, we had cash and cash equivalents of $12.1 million. Our cash equivalents consist of money market accounts that bear interest at variable rates. A change in market interest rates earned on our investments impacts the interest income and cash flows, but does not materially impact the fair market value of the financial instruments. Due to the average maturity and conservative nature of our investment portfolio, we believe a sudden change in interest rates would not have a material effect on the value of our investment portfolio.

        As of September 30, 2008, the principal components of our debt portfolio were the $75.7 million Term Loan and the $65.0 million Credit Facility, both of which are denominated in U.S. dollars.

        Our Credit Facility carries a variable interest rate that is tied to market indices. As of September 30, 2008, we had no direct borrowings and $10.6 million of letters of credit outstanding under our Credit Facility. Borrowings under the Credit Facility would have resulted in interest at a rate between approximately 4.9% and 5.0% per annum as of September 30, 2008. Any future borrowings under the Credit Facility would, to the extent of outstanding borrowings, be affected by changes in market interest rates. A change in market interest rates on the variable rate portion of the debt portfolio impacts the interest expense incurred and cash flows.

        The Term Loan carries a variable interest rate that is tied to market indices. The sensitivity analysis as it relates to this portion of our debt portfolio assumes an instantaneous 100 basis point move in interest rates from their levels as of September 30, 2008, with all other variables held constant. The Debt Value of the Term Loan is approximately $75.7 million. A 100 basis point increase in market interest rates would result in additional annual interest expense on the Term Loan of approximately $0.8 million. A 100 basis point decline in market interest rates would correspondingly lower our annual interest expense on the Term Loan by approximately $0.8 million.

        In order to mitigate our floating rate interest risk on the variable rate Term Loan, we entered into an interest rate swap agreement with the Agent bank for the Term Loan that commenced on April 18, 2007. The interest rate swap agreement enables us to effectively convert an amount of the Term Loan equal to the notional amount of the interest rate swap from a floating interest rate (LIBOR plus 2.50% at inception), to a fixed interest rate (7.50% at inception). The notional amount of the interest rate swap was $75.0 million at inception of the swap agreement and decreases over time to a notional amount of $5.0 million at the expiration date. Based on the scheduled swap notional amount during the next 12 months of the swap agreement, a 100 basis point increase in market interest rates would result in interest expense savings for the year of approximately $0.5 million related to the swap agreement. A 100 basis point decline in market interest rates would correspondingly increase our interest expense for the year by approximately $0.5 million related to the swap agreement. Thus, a 100 basis point increase in market interest rates during the next 12 months of the swap agreement would result in additional interest expense for the year of approximately $0.3 million on the Term Loan and swap agreement combined. A 100 basis point decline in market interest rates during the next 12 months of the swap agreement would correspondingly lower our interest expense for the year by approximately $0.3 million on the Term Loan and swap agreement combined.

        Based on the limited other variable rate debt included in our debt portfolio as of September 30, 2008, a 100 basis point increase in interest rates would result in additional interest incurred for the year of less than $0.1 million. A 100 basis point decrease in interest rates would correspondingly lower our interest expense for the year by less than $0.1 million.

        Other than as described above, we do not believe that the market risk exposure on other financial instruments is material.

Item 8.    Financial Statements and Supplementary Data

        Our Consolidated Financial Statements appear on pages F-1 through F-32, as set forth in Item 15.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

        Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to our management on a timely basis to allow decisions regarding required disclosure. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2008, these controls and procedures were effective.

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

        Management assessed the Company's internal control over financial reporting as of September 30, 2008, the end of the Company's fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and the Company's overall control environment.

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

  (b)    Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Destination Maternity Corporation:

        We have audited Destination Maternity Corporation's (formerly Mothers Work, Inc.) internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Destination Maternity Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Management's Annual Report on Internal Control over Financial Reporting presented above. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, Destination Maternity Corporation maintained, in all material respects, effective internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Destination Maternity Corporation and subsidiaries as of September 30, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss) and cash flows for each of the years in the three-year period ended September 30, 2008 and the related financial statement schedule, and our report dated December 15, 2008 expressed an unqualified opinion on those consolidated financial statements and the related financial statement schedule.

/s/ KPMG LLP

Philadelphia, Pennsylvania
December 15, 2008

  (c)    Change in Internal Control over Financial Reporting

        There have been no changes in internal control over financial reporting identified in connection with management's evaluation that occurred during the last fiscal quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        None

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

        The Board of Directors has adopted a Code of Business Conduct and Ethics, which can be found on the Company's corporate website at www.DestinationMaternityCorp.com/CodeOfConduct.asp. We intend to satisfy the amendment and waiver disclosure requirements under applicable securities regulations by posting any amendments of, or waivers to, the Code of Business Conduct and Ethics on our website.

Item 11.    Executive Compensation

        The information contained in the Proxy Statement from the sections titled "Compensation Discussion and Analysis," "Reports of Committees of the Board of Directors" and "Executive Compensation" with respect to executive compensation, and in the section titled "Compensation of Directors" with respect to director compensation, is incorporated herein by reference in response to this Item 11.

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

  (3)
  Exhibits

          See following Index of Exhibits.

 INDEX OF EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (effective December 10, 2008).
*3.2	By-Laws of the Company (as amended through December 5, 2008) (Exhibit 3.3 to the Company's Current Report on Form 8-K dated December 5, 2008).
*4.1
Specimen certificate representing shares of the Company's common stock with legend regarding Preferred Stock Purchase Rights (Exhibit 4.2 to the Company's Current Report on Form 8-K dated October 12, 1995).
*4.2
Amended and Restated Rights Agreement, dated as of October 9, 2005, between the Company and StockTrans, Inc., which includes the Form of Series B Rights Certificate, the Certificate of Designation of the voting powers, designations, preferences, and relative, participating, optional or other special rights and qualifications, limitations and restrictions of the Series B Junior Participating Preferred Stock, and a Summary of Rights to Purchase Preferred Stock attached thereto as Exhibits A, B and C respectively (Exhibit 4.1 to the Company's Current Report on Form 8-K dated October 9, 2005).
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
†*10.12	Form of Non-Qualified Stock Option Agreement under the Company's 1994 Director Stock Option Plan (Exhibit 10.19 to the 2004 Form 10-K).

Exhibit No.	Description
†*10.13	Description of the Company's Non-Employee Directors Compensation Policy (See "Compensation of Directors" in Company's 2007 Fiscal Year Proxy Statement filed December 15, 2006).
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
†*10.17	Form of Non-Qualified Stock Option Agreement under the Company's 2005 Equity Incentive Plan (Exhibit 10.29 to the 2006 Form 10-K).
†*10.18	Management Incentive Program (Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 19, 2006).
†*10.19
Second Amended and Restated Employment Agreement dated as of March 2, 2007, between Rebecca C. Matthias and the Company (Exhibit 10.1 to the Company's Current Report on Form 8-K dated March 8, 2007 (the "March 8, 2007 Form 8-K")).
†*10.20	Second Amended and Restated Employment Agreement dated March 2, 2007, between Dan W. Matthias and the Company (Exhibit 10.2 to the March 8, 2007 Form 8-K).
†*10.21	Supplemental Retirement Agreement dated as of March 2, 2007, between the Company and Rebecca C. Matthias (Exhibit 10.3 to the March 8, 2007 Form 8-K).
†*10.22	Supplemental Retirement Agreement dated as of March 2, 2007, between the Company and Dan W. Matthias (Exhibit 10.4 to the March 8, 2007 Form 8-K).
*10.23
Term Loan and Security Agreement, dated March 13, 2007, among the Company and Cave Springs, Inc., each as a Borrower, and Mothers Work Canada, Inc., as a Guarantor, and Bank of America, N.A, as Term Administrative Agent and Term Collateral Agent, and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Runner (Exhibit 10.1 to the Company's Current Report on Form 8-K dated March 15, 2007 (the "March 15, 2007 Form 8-K)).
*10.24
Second Amended and Restated Loan and Security Agreement, dated March 13, 2007, among the Company and Cave Springs, Inc., each as a Borrower, and Mothers Work Canada, Inc., as a Guarantor, and Bank of America, N.A, as the Lender (Exhibit 10.2 to the March 15, 2007 Form 8-K).
†*10.25	Second Amended and Restated Employment Agreement dated May 15, 2007 between Edward M. Krell and the Company (Exhibit 10.1 to the Company's Current Report on Form 8-K dated May 21, 2007).
†*10.26	Separation, Transition and Release Agreement between David Mangini and the Company dated July 30, 2007 (Exhibit 10.1 to the Company's Current Report on Form 8-K dated July 30, 2007).
†*10.27	2005 Equity Incentive Plan (as amended in December 2007) (Exhibit 10.1 to the Company's Current Report on Form 8-K dated January 22, 2008 (the "January 22, 2008 Form 8-K").
†*10.28	Letter between the Company and Lisa Hendrickson (Exhibit 10.2 to the January 22, 2008 Form 8-K).
†*10.29	Employment Agreement dated January 18, 2008 between the Company and Lisa Hendrickson (Exhibit 10.3 to the January 22, 2008 Form 8-K).

Exhibit No.	Description
*10.30	Confidentiality Agreement dated March 10, 2008, by and among the Company, Crescendo Partners II, L.P., Series K, Crescendo Investments II, LLC, Crescendo Partners III, L.P., and Crescendo Investments III, LLC. (Exhibit 10.1 to the Company's Current Report on Form 8-K dated March 10, 2008).
†*10.31	Letter Agreement dated March 28, 2008, between the Company and Dan W. Matthias and Rebecca C. Matthias (Exhibit 10.1 to the Company's Current Report on Form 8-K dated March 28, 2008).
†*10.32	Letter Agreement dated May 20, 2008, between the Company and Dan W. Matthias and Rebecca C. Matthias (Exhibit 10.1 to the Company's Current Report on Form 8-K dated May 20, 2008).
†*10.33	Employment Agreement dated July 23, 2008 between the Company and Judd P. Tirnauer (Exhibit 10.1 to the Company's Current Report on Form 8-K dated July 21, 2008 (the "July 21, 2008 Form 8-K")).
†*10.34	Restrictive Covenant Agreement with Judd P. Tirnauer dated July 23, 2008 (Exhibit 10.2 to the July 21, 2008).
†*10.35	Restricted Stock Award Agreement with Judd P. Tirnauer dated July 23, 2008 (Exhibit 10.3 to the July 21, 2008).
†*10.36
Amendment to Second Amended and Restated Employment Agreement dated September 26, 2008 between Edward M. Krell and the Company (Exhibit 10.1 to the Company's Current Report on Form 8-K dated September 26, 2008 (the "September 26, 2008 Form 8-K")).
†*10.37	Transition Agreement dated September 26, 2008 between Dan W. Matthias and the Company (Exhibit 10.2 to the September 26, 2008 Form 8-K).
21	Subsidiaries of the Company.
23	Consent of KPMG LLP.
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Senior Vice President & Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Senior Vice President & Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Incorporated by reference.

†
Management contract or compensatory plan or arrangement.

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Philadelphia, Commonwealth of Pennsylvania, on December 15, 2008.

DESTINATION MATERNITY CORPORATION
By:	/s/ EDWARD M. KRELL Edward M. Krell Chief Executive Officer (Principal Executive Officer)
By:	/s/ JUDD P. TIRNAUER Judd P. Tirnauer Senior Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on December 15, 2008, in the capacities indicated:

/s/ EDWARD M. KRELL Edward M. Krell	Chief Executive Officer and Director (Principal Executive Officer)
/s/ REBECCA C. MATTHIAS Rebecca C. Matthias	President, Chief Creative Officer and Director
/s/ JUDD P. TIRNAUER Judd P. Tirnauer	Senior Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ DAN W. MATTHIAS Dan W. Matthias	Director (Chairman of the Board)
/s/ ARNAUD AJDLER Arnaud Ajdler	Director
/s/ JOSEPH A. GOLDBLUM Joseph A. Goldblum	Director
/s/ ELAM M. HITCHNER, III Elam M. Hitchner, III	Director

/s/ ANNE T. KAVANAGH Anne T. Kavanagh	Director
/s/ DAVID SCHLESSINGER David Schlessinger	Director
/s/ WILLIAM A. SCHWARTZ, JR. William A. Schwartz, Jr.	Director

 DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Destination Maternity Corporation:

        We have audited the accompanying consolidated balance sheets of Destination Maternity Corporation (formerly Mothers Work, Inc.) and subsidiaries as of September 30, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss) and cash flows for each of the years in the three-year period ended September 30, 2008. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule, Valuation and Qualifying Accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Destination Maternity Corporation and subsidiaries as of September 30, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2008, in conformity with U.S generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Destination Maternity Corporation's internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 15, 2008 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania
December 15, 2008

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30,
	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$12,148	$10,130
Trade receivables	7,085	12,094
Inventories	88,056	100,485
Deferred income taxes	8,154	7,123
Prepaid expenses and other current assets	6,777	6,603

Total current assets	122,220	136,435

Property, plant and equipment, net	66,098	68,651
Assets held for sale	207	207
Other assets
Goodwill	50,389	50,389
Deferred financing costs, net of accumulated amortization of $358 and $133	929	1,251
Other intangible assets, net of accumulated amortization of $2,105 and $2,478	695	576
Deferred income taxes	15,411	15,189
Other non-current assets	299	3,227

Total other assets	67,723	70,632

Total assets	$256,248	$275,925

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Line of credit borrowings	$—	$—
Current portion of long-term debt	1,860	1,534
Accounts payable	20,937	28,345
Accrued expenses and other current liabilities	37,806	41,633

Total current liabilities	60,603	71,512
Long-term debt	76,786	91,646
Deferred rent and other non-current liabilities	29,391	24,244

Total liabilities	166,780	187,402

Commitments and contingencies (Note 14)
Stockholders' equity
Preferred stock, 2,000,000 shares authorized
Series B junior participating preferred stock, $.01 par value; 300,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value; 20,000,000 shares authorized, 6,070,813 and 5,963,434 shares issued and outstanding, respectively	61	60
Additional paid-in capital	83,274	81,047
Retained earnings	7,505	8,820
Accumulated other comprehensive loss	(1,372)	(1,404)

Total stockholders' equity	89,468	88,523

Total liabilities and stockholders' equity	$256,248	$275,925

The accompanying notes are an integral part of these Consolidated Financial Statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended September 30,
	2008	2007	2006
Net sales	$564,602	$581,371	$602,744
Cost of goods sold	281,561	281,155	288,082

Gross profit	283,041	300,216	314,662
Selling, general and administrative expenses	271,592	279,719	279,713
Store closing, asset impairment and asset disposal expenses	2,916	1,788	4,621
Restructuring and other charges	3,461	—	—

Operating income	5,072	18,709	30,328
Interest expense, net	6,974	9,848	14,534
Loss on extinguishment of debt	97	9,423	873

Income (loss) before income taxes	(1,999)	(562)	14,921
Income tax provision (benefit)	(610)	(169)	5,819

Net income (loss)	$(1,389)	$(393)	$9,102

Net income (loss) per share—Basic	$(0.23)	$(0.07)	$1.70

Average shares outstanding—Basic	5,924	5,802	5,348

Net income (loss) per share—Diluted	$(0.23)	$(0.07)	$1.63

Average shares outstanding—Diluted	5,924	5,802	5,591

The accompanying notes are an integral part of these Consolidated Financial Statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Common Stock
					Accumulated Other Comprehensive Loss
	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings		Total	Comprehensive Income (Loss)
Balance as of September 30, 2005	5,269	$53	$63,164	$111	$—	$63,328
Net income	—	—	—	9,102	—	9,102	$9,102

Comprehensive income							$9,102

Stock-based compensation	—	—	1,374	—	—	1,374
Exercise of stock options	355	3	4,910	—	—	4,913
Excess tax benefit from stock option exercises	—	—	1,983	—	—	1,983

Balance as of September 30, 2006	5,624	56	71,431	9,213	—	80,700
Net loss	—	—	—	(393)	—	(393)	$(393)
Initial prior service cost for retirement plans, net of tax	—	—	—	—	(1,202)	(1,202)
Amortization of prior service cost for retirement plans, net of tax	—	—	—	—	126	126	126
Change in fair value of interest rate swap, net of tax	—	—	—	—	(325)	(325)	(325)
Unrealized loss on investments, net of tax	—	—	—	—	(3)	(3)	(3)

Comprehensive loss							$(595)

Stock-based compensation	121	1	2,100	—	—	2,101
Exercise of stock options	218	3	3,734	—	—	3,737
Excess tax benefit from stock option exercises	—	—	2,360	—	—	2,360
Reclassification of equity award from liabilities	—	—	1,422	—	—	1,422

Balance as of September 30, 2007	5,963	60	81,047	8,820	(1,404)	88,523
Net loss	—	—	—	(1,389)	—	(1,389)	$(1,389)
Amortization of prior service cost for retirement plans, net of tax	—	—	—	—	192	192	192
Retirement plan amendment, net of tax	—	—	—	—	393	393	393
Change in fair value of interest rate swap, net of tax	—	—	—	—	(556)	(556)	(556)
Unrealized gain on investments, net of tax	—	—	—	—	3	3	3

Comprehensive loss							$(1,357)

Cumulative effect of adoption of FIN No. 48 (Note 13)	—	—	—	74	—	74
Stock-based compensation	41	—	2,281	—	—	2,281
Exercise of stock options	74	1	691	—	—	692
Tax benefit shortfall from stock option exercises and restricted stock vesting	—	—	(627)	—	—	(627)
Repurchase and retirement of common shares	(7)	—	(118)	—	—	(118)

Balance as of September 30, 2008	6,071	$61	$83,274	$7,505	$(1,372)	$89,468

The accompanying notes are an integral part of these Consolidated Financial Statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended September 30,
	2008	2007	2006
Cash Flows from Operating Activities
Net income (loss)	$(1,389)	$(393)	$9,102
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	15,974	16,410	16,118
Stock-based compensation expense	2,281	2,101	2,796
Loss on impairment of long-lived assets	1,628	1,781	2,612
(Gain) loss on disposal of assets	546	(422)	(139)
Loss on extinguishment of debt	97	9,423	873
Accretion of discount on notes	—	89	186
Deferred income tax provision (benefit)	(969)	(3,067)	715
Amortization of deferred financing costs	246	437	689
Changes in assets and liabilities:
Decrease (increase) in—
Trade receivables	5,009	(463)	(3,950)
Inventories	12,429	(6,226)	11,652
Prepaid expenses and other current assets	(784)	1,788	(3,579)
Other non-current assets	247	(44)	13
Increase (decrease) in—
Accounts payable, accrued expenses and other current liabilities	(14,702)	7,389	7,226
Deferred rent and other non-current liabilities	7,209	(1,405)	(1,901)

Net cash provided by operating activities	27,822	27,398	42,413

Cash Flows from Investing Activities
Purchase of short-term investments	—	(19,550)	(97,555)
Proceeds from sale of short-term investments	—	28,975	88,130
Withdrawal from (contribution to) grantor trust	2,684	(2,662)	—
Capital expenditures	(15,688)	(15,444)	(13,933)
Proceeds from sale of property, plant and equipment	—	85	—
Proceeds from sale of assets held for sale	—	493	225
Purchase of intangible assets	(343)	(9)	(33)

Net cash used in investing activities	(13,347)	(8,112)	(23,166)

Cash Flows from Financing Activities
Increase (decrease) in cash overdrafts	1,524	(584)	1,077
Proceeds from issuance of long-term debt	—	90,000	—
Repayment of long-term debt	(14,534)	(116,039)	(10,770)
Premium on repurchase of long-term debt	—	(6,469)	(583)
Deferred financing costs	(21)	(1,065)	—
Repurchase of common stock	(118)	—	—
Proceeds from exercise of stock options	692	3,737	4,913
Excess tax benefit from exercise of stock options	—	2,360	1,983

Net cash used in financing activities	(12,457)	(28,060)	(3,380)

Net Increase (Decrease) in Cash and Cash Equivalents	2,018	(8,774)	15,867
Cash and Cash Equivalents, Beginning of Year	10,130	18,904	3,037

Cash and Cash Equivalents, End of Year	$12,148	$10,130	$18,904

The accompanying notes are an integral part of these Consolidated Financial Statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS

        Destination Maternity Corporation (formerly Mothers Work, Inc.) and subsidiaries (the "Company") is a specialty designer and retailer of maternity clothing. On December 8, 2008, the Company changed its corporate name from "Mothers Work, Inc." to "Destination Maternity Corporation." The name change was accomplished through the merger of a newly-formed, wholly-owned subsidiary, DM Newco, Inc., into Mothers Work, Inc. The Company operated 1,032 retail locations as of September 30, 2008, including 754 stores and 278 leased departments, throughout the United States and Canada. In addition, the Company markets maternity apparel at Kohl's® stores throughout the United States under an exclusive product and license agreement. The Company was incorporated in Delaware in 1982.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  a. Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of the Company and its direct and indirect wholly-owned subsidiaries of Cave Springs, Inc., Mothers Work Canada, Inc., Maternity Factory Warehouse Centre, Inc. (a wholly-owned subsidiary of Mothers Work Canada, Inc.), Mothers Work Services, Inc. and Confecciones Acona S.A. All significant intercompany transactions and accounts have been eliminated in consolidation.

  b. Fiscal Year-End

        The Company operates on a fiscal year ending September 30 of each year. All references to fiscal years of the Company refer to the fiscal years ended on September 30 in those years. For example, the Company's "fiscal 2008" ended on September 30, 2008.

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

  d. Cash and Cash Equivalents

        Cash and cash equivalents include cash on hand, cash in the bank and short-term investments with an original maturity of three months or less when purchased. Cash overdrafts of $4,830,000 and $3,306,000 were included in accounts payable as of September 30, 2008 and 2007, respectively.

        The Company maintains cash accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses from maintaining cash accounts in excess of such limits. Management believes that it is not exposed to any significant credit risks on its cash accounts.

  e. Investments

        The Company's investments may be classified as either held-to-maturity or available-for-sale. Held-to-maturity securities are carried at amortized cost and represent those securities that the Company has both the intent and ability to hold to maturity. Available-for-sale securities are carried at fair value and are classified as such because these securities are not actively traded and do not meet the classification of held-to-maturity. Interest on investments, as well as amortization of discounts and

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

premiums, is included in interest income. Unrealized gains and losses on available-for-sale securities are excluded from earnings and are reported as accumulated other comprehensive income (loss) until realized. When available-for-sale securities are sold, the cost of the securities is specifically identified and is used to determine the realized gain or loss.

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

        During fiscal 2008, 2007 and 2006, the Company recorded impairment write-downs of property, plant and equipment totaling $1,615,000, $1,776,000 and $2,578,000, respectively, on a pre-tax basis.

  h. Goodwill and Intangible Assets

        Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations. Goodwill is reviewed for impairment at least annually or when events or changes in circumstances indicate the carrying value of the goodwill might exceed the fair value in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." Management determined that the Company has one reporting unit for purposes of applying SFAS No.142 based on its reporting structure. The Company makes its assessment of impairment as of September 30 of each fiscal year. The fair value of the Company's single reporting unit at each measurement date is determined based on a combination of the fair market value of the Company's outstanding common stock on a control basis, a discounted cash flow analysis and other generally accepted valuation methodologies and, if necessary, an outside independent valuation is obtained to determine the fair value. As part of the Company's impairment analysis as of September 30, 2008, an outside independent valuation was obtained and the fair value of the Company's single reporting unit exceeded the carrying value.

        Based on these assessments, no impairment loss was required to be recognized at any of the measurement dates. The Company plans to perform an annual assessment for goodwill impairment at

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

the end of each fiscal year or as impairment indicators arise. If the fair market value of the Company's outstanding common stock on a control basis were to significantly decline on an other than temporary basis, the goodwill would likely be impaired.

        Intangible assets with definite useful lives, which primarily consist of lease acquisition costs and patents, are amortized over the shorter of their useful life or, if applicable, the lease term. Management reviews the carrying amount of these intangible assets as impairment indicators arise, to assess the continued recoverability based on future undiscounted cash flows and operating results from the related asset, future asset utilization and changes in market conditions. During fiscal 2008, 2007 and 2006, the Company recorded write-downs of intangible assets totaling $13,000, $5,000 and $34,000, respectively, on a pre-tax basis. The Company has not identified any indefinite-lived intangible assets. Aggregate amortization expense of intangible assets in fiscal 2008, 2007 and 2006 was $119,000, $153,000 and $199,000, respectively.

        Estimated amortization expense for the next five fiscal years is as follows (in thousands):

Fiscal Year
2009	$133
2010	83
2011	70
2012	62
2013	55

  i. Interest Rate Derivatives

        The Company mitigates a portion of its floating rate interest risk on variable rate long-term debt through an interest rate swap agreement. In accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," the Company recognizes the derivative on the balance sheet at fair value. On the date the derivative instrument was entered into the Company designated it as a hedge of the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow hedge"). Changes in the fair value of a derivative that is designated as, and meets all the criteria for, a cash flow hedge are recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings. The Company formally documents the relationship between hedging instruments and hedged items. The Company also formally assesses at the inception of the hedge and on a quarterly basis, whether the derivative is highly effective in offsetting changes in cash flows of the hedged item. Any portion of the change in fair value of the derivative associated with hedge ineffectiveness is included in current earnings. As of September 30, 2008 and for the year then ended, the Company's interest rate swap was determined to have no ineffectiveness.

  j. Deferred Financing Costs

        Deferred financing costs (see Note 9) are amortized to interest expense over the term of the related debt agreement. Amortization expense of deferred financing costs in fiscal 2008, 2007 and 2006 was $246,000, $437,000 and $689,000, respectively. In connection with debt extinguishments, in fiscal 2008, 2007 and 2006 the Company wrote off $97,000, $2,173,000 and $213,000 of unamortized deferred financing costs (see Note 9).

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Estimated amortization expense of deferred financing costs for the next five fiscal years is as follows (in thousands):

Fiscal Year
2009	$236
2010	235
2011	234
2012	168
2013	56

  k. Deferred Rent

        Rent expense on operating leases, including rent holidays and scheduled rent increases, is recorded on a straight-line basis over the term of the lease commencing on the date the Company takes possession of the leased property, which is generally four to six weeks prior to a store's opening date. The net excess of rent expense over the actual cash paid has been recorded as deferred rent in the accompanying Consolidated Balance Sheets. Tenant improvement allowances received from landlords are also included in the accompanying Consolidated Balance Sheets as deferred rent liabilities and are amortized as a reduction of rent expense over the term of the lease from the possession date.

  l. Treasury (Reacquired) Shares

        Shares repurchased are retired and treated as authorized but unissued shares, with the cost in excess of par value of the reacquired shares charged to additional paid-in capital and the par value charged to common stock.

  m. Fair Value of Financial Instruments

        The carrying values of cash and cash equivalents, investments, trade receivables and accounts payable approximate fair value due to the short-term nature of those instruments. A substantial portion of the Company's long-term debt bears interest at variable rates, which adjust based on market conditions and the carrying value of the long-term debt approximates fair value. A portion of the Company's floating rate interest risk on variable rate long-term debt is mitigated through an interest rate swap agreement. As of September 30, 2008 and 2007, the estimated fair value of the interest rate swap was an unrealized loss of $(1,404,000) and $(480,000), respectively.

  n. Revenue Recognition, Sales Returns and Allowances

        Revenue is recognized at the point of sale for retail store sales, including leased department sales, or when merchandise is shipped to customers for licensed product, Internet and mail order sales. Allowances for returns are recorded as a reduction of revenue, based on the Company's historical experience. Revenues are recorded net of applicable sales taxes.

  o. Other Revenues

        Included in net sales are revenues earned by the Company through a variety of marketing partnership programs utilizing the Company's opt-in customer database and various in-store marketing initiatives, focused on baby and parent-related products and services.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

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

  r. Selling, General and Administrative Expenses

        Selling, general and administrative expenses in the accompanying Consolidated Statements of Operations includes: advertising and marketing expenses, corporate administrative expenses, store expenses (including store payroll and store occupancy expenses), and store opening expenses.

  s. Advertising Costs

        The Company expenses the costs of advertising when the advertising occurs. Advertising expenses were $9,279,000, $8,887,000 and $9,908,000 in fiscal 2008, 2007 and 2006, respectively.

  t. Store Closing, Asset Impairment and Asset Disposal Expenses

        Store closing expenses include lease termination fees, gains or losses on disposal of closed store assets and recognition of unamortized deferred rent. Asset impairment expenses represent losses recognized to reduce the carrying value of impaired long-lived assets. Asset disposal expenses represent gains or losses on disposal of assets other than in connection with store closings, including assets disposed from remodeling or relocation of stores.

  u. Income Taxes

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

        The Company adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes" effective as of October 1, 2007. Under FIN No. 48, recognition of a tax benefit occurs when a tax position is more-likely-than-not to be sustained upon examination, based solely on its technical merits. Derecognition of a previously recognized tax position would occur if it is subsequently determined that the tax position no longer meets the more-likely-than-not threshold of being sustained. FIN No. 48 also provided guidance on the

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

measurement of uncertain tax positions. The Company records interest and penalties related to unrecognized tax benefits in income tax provision (benefit).

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

        The following table summarizes those effects for the diluted earnings per share calculation (in thousands):

	Year Ended September 30,
	2008	2007	2006
Average number of shares outstanding—Basic	5,924	5,802	5,348
Incremental shares from the assumed lapse of restrictions on restricted stock awards	—	—	—
Incremental shares from the assumed exercise of outstanding stock options	—	—	243

Average number of shares outstanding—Diluted	5,924	5,802	5,591

        Stock options totaling 35,030 shares of the Company's common stock were outstanding as of September 30, 2006, but were not included in the computation of diluted earnings per share for fiscal 2006 as their effect would have been antidilutive. Options and restricted stock totaling 1,039,866 and 962,220 shares of the Company's common stock were outstanding as of September 30, 2008 and 2007, respectively, but were not included in the computation of diluted earnings per share for fiscal 2008 and 2007, due to the Company's net loss position. Had the Company reported a profit for fiscal 2008 and 2007, the average number of dilutive shares outstanding would have been approximately 6,048,000 and 6,135,000, respectively.

  w. Statements of Cash Flows

        In fiscal 2008, 2007 and 2006, the Company paid interest of $7,169,000, $10,415,000 and $14,748,000, respectively, and made income tax payments, net of refunds, of $552,000, $(972,000) and $5,352,000, respectively.

  x. Business and Credit Risk

        Financial instruments, primarily cash and cash equivalents, investments and accounts receivable, potentially subject the Company to concentrations of credit risk. The Company limits its credit risk associated with cash and cash equivalents and investments by placing such investments in highly liquid funds and instruments. Receivables associated with third-party credit cards are processed by financial institutions, which are monitored for financial stability. The Company is dependent on key suppliers to provide sufficient quantities of inventory at competitive prices. No single supplier represented 10% or more of net purchases in fiscal 2008, 2007 or 2006. A significant majority of the Company's purchases during fiscal 2008, 2007 and 2006 were imported. Management believes that any event causing a disruption of imports from any specific country could be mitigated by moving production to readily available alternative sources.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

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

  bb. New Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial assets and liabilities that are measured at fair value on a recurring basis for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The FASB has issued a one-year deferral of SFAS No. 157's fair value measurement requirements for non-financial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. The adoption of SFAS No. 157 for financial assets and liabilities is not expected to have a material impact on the Company's consolidated financial position or results of operations. The impact from adoption of SFAS No. 157 for non-financial assets and liabilities, if any, on the Company's consolidated financial position or results of operations has not yet been determined.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value and requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 is not expected to have a material impact on the Company's consolidated financial position or results of operations.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133." SFAS No. 161 requires companies to provide qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in hedged positions. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of SFAS No. 161 is not expected to have a material impact on the Company's consolidated financial position or results of operations.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. INVENTORIES

        Inventories as of September 30 were comprised of the following (in thousands):

	2008	2007
Finished goods	$81,028	$91,860
Work-in-progress	2,904	2,947
Raw materials	4,124	5,678

	$88,056	$100,485

4. PROPERTY, PLANT AND EQUIPMENT, NET

        Property, plant and equipment as of September 30 was comprised of the following (in thousands):

	2008	2007
Land	$1,400	$1,400
Building and improvements	13,469	13,009
Furniture and equipment	62,937	61,793
Leasehold improvements	105,657	104,030

	183,463	180,232
Less: accumulated depreciation and amortization	(117,365)	(111,581)

	$66,098	$68,651

        Furniture and equipment includes equipment acquired under a capital lease obligation on December 1, 2004. As of September 30, 2008, this equipment had a cost of $1,107,000 and accumulated amortization of $830,000. During fiscal 2008, 2007 and 2006, the Company recorded pre-tax charges under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," of $1,615,000, $1,776,000 and $2,578,000, respectively, related to the impairment of leasehold improvements and furniture and equipment at certain of its retail locations.

        As of September 30, 2008 and 2007, $207,000 of assets (not included above) were separately reflected in the accompanying Consolidated Balance Sheets as "Assets held for sale." The Assets held for sale relate to manufacturing and warehouse facilities located in Costa Rica that were acquired and shut down in a fiscal 2002 business purchase. Two of these facilities were previously sold for an aggregate of $718,000. The remaining facility was sold during the first quarter of fiscal 2009 for approximately $500,000.

5. RESTRUCTURING AND OTHER CHARGES

        On July 1, 2008, the Company announced that it was streamlining its merchandise brands and store nameplates and was implementing cost reductions in order to simplify its business model, reduce overhead costs and improve its merchandise assortments. Pursuant to the strategic restructuring, the Company is rebranding its Mimi Maternity® merchandise brand under its A Pea in the Pod® brand beginning with the Spring 2009 collection, which initially debuted in November 2008. The Company also plans to streamline its store nameplates by January 2009, by renaming its single-brand Mimi Maternity stores as A Pea in the Pod, and by renaming its multi-brand Mimi Maternity stores as Destination Maternity®. In connection with the strategic restructuring the Company also reduced its corporate headcount. The Company incurred pre-tax expense of $936,000 from its restructuring and cost reduction actions in fiscal 2008, consisting of $691,000 for cash severance expense and severance-related benefits, and $245,000 of expense for accelerated depreciation of existing store signs resulting

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. RESTRUCTURING AND OTHER CHARGES (Continued)

from planned store signage changes. Approximately $128,000 of expense for additional accelerated depreciation is expected to be recorded in the first quarter of fiscal 2009. A summary of the charges incurred and reserves recorded in connection with the restructuring activities during fiscal 2008 is as follows (in thousands):

	Charges Incurred	Payments/ Adjustments	Accrued as of September 30, 2008
Severance and related benefits	$691	$(467)	$224
Accelerated depreciation of store signage	245	(245) (1)	—

Total	$936	$(712)	$224

    (1)
    Adjustment to reduce net book value of associated property, plant and equipment

        In connection with the retirement of the Company's former Chief Executive Officer, the Company recognized pre-tax expense of $2,525,000 in the fourth quarter of fiscal 2008, included in restructuring and other charges in the accompanying Consolidated Statements of Operations. The charge reflects benefit costs and payroll taxes related to an amendment to the executive's supplemental retirement agreement with the Company (see Notes 15 and 16).

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

        As of September 30, accrued expenses and other current liabilities were comprised of the following (in thousands):

	2008	2007
Employee compensation and benefits	$10,596	$11,106
Income taxes payable	—	1,768
Interest	1,012	1,562
Deferred rent	4,302	4,014
Sales taxes	2,627	3,561
Insurance	835	1,664
Audit and legal	1,464	4,814
Accrued store construction costs	760	442
Gift certificates and store credits	4,960	4,591
futuretrust® college savings program	1,811	2,255
Supplemental executive retirement plan benefits	1,560	—
Other	7,879	5,856

	$37,806	$41,633

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. DEFERRED RENT AND OTHER NON-CURRENT LIABILITIES

        As of September 30, deferred rent and other non-current liabilities were comprised of the following (in thousands):

	2008	2007
Deferred rent	$25,611	$24,798
Less: current portion included in accrued expenses and other current liabilities	(4,302)	(4,014)

Non-current deferred rent	21,309	20,784
Supplemental executive retirement plan benefits	4,323	2,957
Accrued state income taxes	2,166	—
Interest rate swap	1,404	480
Other	189	23

	$29,391	$24,244

8. LINE OF CREDIT

        The Company has a $65,000,000 senior secured revolving credit facility (the "Credit Facility"). On March 13, 2007, in connection with the refinancing of its senior long-term debt, the Company amended the Credit Facility in order to permit the refinancing transaction (see Note 9). This amendment of the Credit Facility also extended its maturity from October 15, 2009 to March 13, 2012, increased its size from $60,000,000 to $65,000,000, and reduced the LIBOR-based interest rate option under the facility by 0.25%. Upon the Company's request and with the consent of the lender, permitted borrowings under the Credit Facility may be increased up to an additional $20,000,000, in increments of $2,500,000, up to a maximum limit of $85,000,000. Proceeds from advances under the Credit Facility, with certain restrictions, may be used to provide financing for working capital, letters of credit, capital expenditures, debt prepayments, dividends, share repurchases and other general corporate purposes. The Company paid certain closing fees in connection with the negotiation and execution of the Credit Facility, as amended. The Company also pays an unused line fee under the Credit Facility and certain early termination fees would be owed if the Credit Facility is terminated prior to March 13, 2009.

        The Credit Facility contains various affirmative and negative covenants and representations and warranties. There are no financial covenant requirements under the Credit Facility unless Excess Availability (as defined in the agreement) falls below 10% of the Borrowing Base (as defined in the agreement) in which case the Company would be required to meet a certain minimum fixed charge coverage ratio (which increases from 1.00x to 1.10x during the term of the Credit Facility). During all of fiscal 2008, 2007 and 2006, the Company exceeded the then applicable excess availability requirements under the then effective Credit Facility and was not subject to any financial covenants. The Credit Facility is secured by a security interest in the Company's accounts receivable, inventory, real estate interests, letter of credit rights, cash, intangibles and certain other assets. The security interest granted to the Credit Facility Lender is, in certain respects, subordinate to the security interest granted to the Term Lenders. The interest rate on outstanding borrowings is equal to, at the Company's election, either the lender's prime rate or the lender's LIBOR rate plus the applicable margin. The applicable margin for LIBOR rate borrowings is variable, ranging from 1.00% to 1.50%, based upon the availability calculation made in accordance with the Credit Facility. The applicable margin for LIBOR rate borrowings, based upon the availability calculation made in accordance with the agreement, has been the lowest available margin since the inception of the Credit Facility.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

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

        As of September 30, 2008, the Company had no outstanding borrowings under the Credit Facility and $10,605,000 in letters of credit, with $45,870,000 of availability under the credit line based on Borrowing Base limitations, compared to no outstanding borrowings and $7,019,000 in letters of credit, with $57,981,000 of availability under the credit line as of September 30, 2007. Borrowings under the Credit Facility as of September 30, 2008 would have borne interest at a rate of between approximately 4.93% and 5.00% per annum. During fiscal 2008 and 2007, the Company's average level of direct borrowings under the Credit Facility was $5,162,000 and $1,040,000, respectively.

9. LONG-TERM DEBT

        The following table summarizes the Company's long-term debt as of September 30 (in thousands):

	2008	2007
Senior secured Term Loan B, interest is variable (5.41% as of September 30, 2008; effective rate of 7.09% including effect of interest rate swap), principal of $225 due quarterly through December 31, 2012 with the remaining balance due March 13, 2013	$75,650	$89,775
Industrial Revenue Bond, interest is variable (4.28% as of September 30, 2008), principal due annually until September 1, 2020 (collateralized in full by a standby letter of credit)	2,516	2,665
Government Mortgage Notes:
Interest at 3.0%, principal due monthly until May 1, 2011 (collateralized by a second mortgage on certain property and equipment at the Company's headquarters)	424	575
Interest at 2.0%, principal due monthly until March 1, 2011 (collateralized by certain equipment at the Company's headquarters)	56	78
Capital Lease Obligation:
Equipment lease, interest at 6.75%, payments due monthly until November 30, 2007 (collateralized by certain equipment at the Company's headquarters)	—	87

	78,646	93,180
Less: current portion	(1,860)	(1,534)

	$76,786	$91,646

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. LONG-TERM DEBT (Continued)

        Long-term debt maturities as of September 30, 2008 are as follows (in thousands):

Fiscal Year
2009	$1,860
2010	1,247
2011	1,196
2012	1,085
2013	71,618
2014 and thereafter	1,640

$78,646

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

        On March 13, 2007, the Company entered into a Term Loan and Security Agreement (the "Term Loan Agreement") for a $90,000,000 senior secured Term Loan B due March 13, 2013 (the "Term Loan"), the proceeds of which were received on April 18, 2007 and were used to redeem the remaining $90,000,000 principal amount of the Senior Notes. The interest rate on the Term Loan is equal to, at the Company's election, either (i) the prime rate plus 1.00%, or (ii) the LIBOR rate plus the applicable margin. The applicable margin was initially fixed at 2.50% through and including the fiscal quarter ending September 30, 2007. Thereafter, the applicable margin for LIBOR rate borrowings is either 2.25% or 2.50%, depending on the Company's Consolidated Leverage Ratio (as defined). Based upon the Company's applicable quarterly Consolidated Leverage Ratio during fiscal 2008, the applicable margin for LIBOR rate borrowings remained at 2.50% for fiscal 2008. The Company is required to make minimum repayments of the principal amount of the Term Loan in quarterly installments of $225,000 each. The Company is also required to make an annual principal repayment equal to 25% or 50% of Excess Cash Flow (as defined) in excess of $5,000,000 for each fiscal year, with the 25% or 50% factor depending on the Company's Consolidated Leverage Ratio. The required principal repayment for fiscal 2008, which was calculated based on the 50% factor, is $622,000, is due

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. LONG-TERM DEBT (Continued)

in December 2008, and is reflected in "Current portion of long-term debt" in the accompanying Consolidated Balance Sheet. Additionally, the Term Loan can be prepaid at the Company's option, in part or in whole, at any time without any prepayment premium or penalty. During fiscal 2008, the Company prepaid $13,000,000 of the outstanding Term Loan. At September 30, 2008, the Company's indebtedness under the Term Loan Agreement was $75,650,000.

        The Term Loan is secured by a security interest in the Company's accounts receivable, inventory, real estate interests, letter of credit rights, cash, intangibles and certain other assets. The security interest granted to the Term Lenders is, in certain respects, subordinate to the security interest granted to the Credit Facility Lender. The Term Loan Agreement imposes certain restrictions on the Company's ability to, among other things, incur additional indebtedness, pay dividends, repurchase stock, and enter into other various types of transactions. The Term Loan Agreement also contains quarterly financial covenants that require the Company to maintain a specified maximum permitted Consolidated Leverage Ratio and a specified minimum permitted Consolidated Interest Coverage Ratio (as defined). Since the inception of the Term Loan, the Company has been in compliance with the financial covenants of its Term Loan Agreement. Any amounts outstanding under the Term Loan may be accelerated and become due and payable immediately upon an event of default and expiration of any applicable cure period. Events of default include: (i) nonpayment of obligations due under the Term Loan, (ii) failure to perform any covenant or agreement contained in the Term Loan, (iii) material misrepresentations, (iv) failure to pay, or certain other defaults under, other material indebtedness of the Company, (v) certain bankruptcy or insolvency events, (vi) a change of control, (vii) material uninsured losses, (viii) indictments of the Company or senior management in a material forfeiture action, and (ix) customary ERISA defaults, among others.

        In order to mitigate the Company's floating rate interest risk on the variable rate Term Loan, the Company entered into an interest rate swap agreement with the Agent bank for the Term Loan that commenced on April 18, 2007, the date the $90,000,000 Term Loan proceeds were received, and expires on April 18, 2012. The interest rate swap agreement enables the Company to effectively convert an amount of the Term Loan equal to the notional amount of the interest rate swap from a floating interest rate of LIBOR plus 2.50% (subject to reduction to LIBOR plus 2.25% if the Company achieves a specified leverage ratio), to a fixed interest rate of 7.50% (subject to reduction to 7.25% if the Company achieves a specified leverage ratio) for the significant majority of the Term Loan. The notional amount of the interest rate swap was $75,000,000 at the inception of the swap agreement and decreases over time to a notional amount of $5,000,000 at the expiration date. The notional amount of the swap was $57,500,000 as of September 30, 2008 and over the next eighteen months decreases as follows: to $50,000,000 starting October 20, 2008; to $42,500,000 starting April 20, 2009; and to $35,000,000 starting October 19, 2009. As of September 30, 2008 and 2007, the estimated fair value of the interest rate swap was an unrealized loss of $(1,404,000) and $(480,000), respectively, which were included in deferred rent and other non-current liabilities in the accompanying Consolidated Balance Sheets. During the years ended September 30, 2008 and 2007, pre-tax (loss) gain of $(720,000) and $121,000, respectively, associated with the exchange of interest rate payments under the swap agreement were included as interest expense. The Company expects to reclassify $(848,000) of pre-tax unrealized loss from accumulated other comprehensive loss into interest expense in fiscal 2009.

        In connection with the issuance of the Term Loan and the amendment of the Credit Facility (see Note 8), the Company incurred deferred financing costs of $1,086,000. These deferred financing costs are being amortized and included in interest expense over the term of the related debt agreement.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. COMMON AND PREFERRED STOCK

        On July 29, 2008, the Company announced that its Board of Directors approved a program to repurchase up to $7,000,000 of the Company's outstanding common stock. Under the program, the Company may repurchase shares from time to time through solicited or unsolicited transactions in the open market or in negotiated or other transactions. The program will be in effect until the end of July 2010. There were no repurchases of common stock under the program during fiscal 2008.

        The Company has authorization to issue up to 2,000,000 shares of preferred stock, par value $0.01 with 300,000 shares authorized Series B Junior Participating Preferred Stock ("Series B Preferred Stock"). There was no preferred stock issued or outstanding as of September 30, 2008 or 2007.

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

11. RIGHTS AGREEMENT

        On October 9, 2005, the Company entered into an Amended and Restated Rights Agreement to renew its then existing Rights Agreement (collectively referred to as the "Rights Agreement") that would otherwise have expired on October 9, 2005. Under the Rights Agreement, the Company provided and will provide one Right (the "Right") for each share of Destination Maternity Corporation common stock now or hereafter outstanding. Under certain limited conditions, as defined in the Rights Agreement, each Right entitles the registered holder to purchase from the Company one Series B Unit at $85 per share, subject to adjustment. The Rights expire on October 9, 2015 (the "Final Expiration Date").

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

        The Rights can be mandatorily redeemed by action of a majority of the independent directors at any time prior to the earlier of the Final Expiration Date and the Distribution Date for $0.01 per Right. Upon exercise and the occurrence of certain events, as defined in the Rights Agreement, each

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. RIGHTS AGREEMENT (Continued)

holder of a Right, except the Acquiring Person, will have the right to receive Series B Units, or common stock of the acquiring company, in each case having a value equal to two times the exercise price of the Right.

12. EQUITY AWARD PLANS AND WARRANTS

        The Company has three equity award plans: the Director Stock Option Plan (the "Director Plan"), the Amended and Restated 1987 Stock Option Plan (the "1987 Plan") and the 2005 Equity Incentive Plan (the "2005 Plan"). The Director Plan expired on December 31, 2004 and no further awards may be granted under the Director Plan. The 1987 Plan expired on December 9, 2007, and no further awards may be issued under the 1987 Plan. Options issued under the Director Plan and the 1987 Plan will remain outstanding until they have expired, been exercised or have otherwise terminated. Up to a total of 2,175,000 options were able to be issued under the 1987 Plan and the Director Plan (including up to a total of 200,000 options which were issuable under the Director Plan). In January 2006, the stockholders of the Company approved the adoption of the 2005 Plan. Under the 2005 Plan, employees, directors, consultants and other individuals who provide services to the Company, may be granted awards in the form of options, stock appreciation rights, restricted stock or restricted stock units. Up to 500,000 shares of the Company's common stock may be issued in respect of awards under the 2005 Plan, with no more than 250,000 of those shares permitted to be issued in respect of restricted stock or restricted stock units granted under the 2005 Plan, and awards of options to purchase the Company's common stock will have exercise prices as determined by the Compensation Committee of the Board of Directors that are no lower than the fair market value of the stock on the date of grant.

        No options have been granted by the Company with an exercise price less than the fair market value of the Company's common stock on the date of grant for any of the periods presented. The majority of the options issued under the plans vest ratably over a five-year period, although some options vest immediately, and options issued under the plans generally expire ten years from the date of grant. Restricted stock awards issued under the 2005 Plan have restrictions that lapse ratably over periods ranging from one to five years. On December 13, 2006, the Board of Directors modified the compensation structure for its non-employee directors and, effective January 19, 2007, each outside director will be granted 2,000 shares of restricted stock on an annual basis that will vest one year from the date of grant. The Company issues new shares upon exercise of vested options. As of September 30, 2008, there were 113,239 shares of the Company's common stock available for grant under the 2005 Plan, with no more than 88,239 of those shares permitted to be issued in respect of restricted stock or restricted stock units granted under the 2005 Plan.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. EQUITY AWARD PLANS AND WARRANTS (Continued)

        Stock option activity for all plans was as follows:

	Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
	(in thousands)		(years)	(in thousands)
Balance—September 30, 2007	841	$13.23
Granted	200	13.74
Exercised	(74)	9.37
Forfeited	(29)	19.30
Expired	(15)	20.33

Balance—September 30, 2008	923	13.34	6.1	$1,824

Exercisable—September 30, 2008	530	$13.04	4.4	$1,399

        As of September 30, 2008, $4,974,000 of total unrecognized compensation cost related to non-vested awards is expected to be recognized over a weighted-average period of 1.8 years. During the years ended September 30, 2008, 2007 and 2006, the total intrinsic value of options exercised was $469,000, $6,517,000 and $5,085,000, respectively. The total cash received from these option exercises was $692,000, $3,737,000 and $4,913,000, respectively, and the actual tax benefit realized for the tax deductions from these option exercises was $175,000, $2,541,000 and $1,983,000, respectively. During fiscal 2007, $1,422,000 of compensation cost recognized in fiscal 2006 and recorded as a liability was reclassified to additional paid-in capital in conjunction with a modification of the original award.

        On September 26, 2008, the Company granted to an executive officer two stock options, each to purchase 100,000 shares of common stock, under the 2005 Plan (see Note 15). The first stock option vests ratably over a five-year period. The second stock option vests ratably over a five-year period and is subject to the further condition that, on or before the fifth anniversary of the grant date, the closing price for a share of the Company's common stock shall have exceeded $30.00 for a period of 30 consecutive trading days.

        The weighted average fair value of stock options granted during fiscal 2008 and 2006 was estimated to be $7.50 and $8.60 per option share, respectively. No options were granted during fiscal 2007. The weighted average fair value of each option granted is calculated on the date of grant using the Black-Scholes option-pricing model for most option grants and a Monte Carlo Simulation option-pricing model for the fiscal 2008 grant that included a market condition. Weighted-average assumptions for option grants were as follows:

	Year Ended September 30,
	2008	2007	2006
Dividend yield	none	—	none
Expected price volatility	57%	—	58%
Risk-free interest rates	3.0%	—	4.5%
Expected lives	6.6 years	—	6.4 years

        Expected volatility was determined using a weighted average of the historic volatility of the Company's common stock as of the option grant date measured over a period equal to the expected life of the grant. Risk-free interest rates were based on the U. S. Treasury yield curve in effect at the

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. EQUITY AWARD PLANS AND WARRANTS (Continued)

date of the grant. Expected lives were determined using the simplified method, which measures the average of the option vesting term and the option contractual term.

        The following table summarizes information about stock options outstanding as of September 30, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	(in thousands)			(in thousands)
$ 7.40 to $ 8.00	33	3.1	$7.70	33	$7.70
8.01 to 9.00	54	0.3	9.00	54	9.00
9.01 to 10.00	121	2.0	9.50	121	9.50
10.01 to 12.00	145	6.8	10.05	62	10.09
12.01 to 13.00	233	6.2	12.84	162	12.85
13.01 to 14.00	216	9.7	13.74	15	13.72
14.01 to 23.00	39	6.7	17.59	18	16.86
23.01 to 24.00	26	5.1	23.62	26	23.62
24.01 to 37.05	56	6.2	30.31	39	30.37

$ 7.40 to $37.05	923	6.1	$13.34	530	$13.04

        Restricted stock activity for the 2005 Plan was as follows:

	Outstanding Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested—September 30, 2007	121	$46.04
Granted	53	15.51
Vested	(45)	45.77
Forfeited	(12)	40.31

Nonvested—September 30, 2008	117	$32.98

13. INCOME TAXES

        For the years ended September 30, the income tax provision (benefit) was comprised of the following (in thousands):

	2008	2007	2006
Current provision	$359	$2,898	$5,104
Deferred provision (benefit)	(969)	(3,067)	715

	$(610)	$(169)	$5,819

Federal provision (benefit)	$(1,062)	$(275)	$4,988
State provision	452	106	831

	$(610)	$(169)	$5,819

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. INCOME TAXES (Continued)

        The reconciliations of the statutory federal rate to the Company's effective income tax rates for the years ended September 30 were as follows:

	2008	2007	2006
Statutory federal tax rate	(34.0)%	(34.0)%	35.0%
State taxes, net of federal benefit	7.9	15.9	4.0
FIN No. 48 provision, net of federal benefit	6.3	—	—
Other	(10.7)	(12.0)	—

	(30.5)%	(30.1)%	39.0%

        The deferred tax effects of temporary differences giving rise to the Company's net deferred tax assets as of September 30 were as follows (in thousands):

	2008	2007
Deferred tax assets:
Net operating loss carryforwards	$2,076	$1,273
Tax credit carryforwards	472	—
Depreciation	3,012	3,836
Deferred rent	9,558	9,250
Inventory reserves	903	995
Employee benefit accruals	1,750	2,122
Pension benefits	2,196	1,103
Stock-based compensation	1,442	1,653
Other accruals	1,243	1,415
Other	1,736	1,465

	24,388	23,112
Deferred tax liability:
Prepaid expenses	(823)	(800)

	$23,565	$22,312

        As of September 30, 2008, the Company has net operating loss carryforwards for federal tax purposes of $5,932,000, of which $3,640,000 were acquired in a fiscal 2002 business acquisition and are subject to annual deduction limitations due to the change in ownership. The net operating loss carryforwards begin to expire in 2021. The Company does not expect the limitations on the acquired net operating loss carryforwards to reduce its ability to ultimately use such carryforwards. The tax benefit of the acquired net operating loss carryforwards was recorded under the purchase method of accounting.

        No valuation allowance has been provided for the net deferred tax assets. Based on the Company's historical levels of taxable income, management believes it is more likely than not that the Company will realize the net deferred tax assets as of September 30, 2008. There can be no assurance that the Company will generate taxable earnings or any specific level of earnings in the future.

        As of September 30, 2005, management determined that the deferred tax assets should reflect the state tax benefits for several of the states in which the Company is operating. This determination was

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. INCOME TAXES (Continued)

made in accordance with the provisions of SFAS No. 109. Management determined that no state tax benefits associated with the temporary differences should be reflected for the remaining states in which it is operating, given the continued historical uncertainty related to realizing state tax benefits. Had the state tax benefits been reflected for the remaining states, the deferred tax assets as of September 30, 2008 would be approximately $919,000 higher.

        In June 2006, the FASB issued FIN No. 48, "Accounting for Uncertainty in Income Taxes." FIN No. 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements and also contains guidance on the measurement of uncertain tax positions. FIN No. 48 applies to all tax positions related to income taxes subject to SFAS No. 109, "Accounting for Income Taxes." The Company adopted the provisions of FIN No. 48 effective as of October 1, 2007. In accordance with FIN No. 48, during the first quarter of fiscal 2008, the Company recorded a cumulative effect adjustment of $74,000, decreasing the liability for unrecognized tax benefits and increasing the September 30, 2007 balance of retained earnings.

        A reconciliation of gross unrecognized tax benefits follows (in thousands):

2008
Balance—October 1, 2007	$2,315
Additions for current year tax positions	158
Additions for prior year tax positions	126
Reductions of prior year tax positions	(98)
Settlements	(222)

Balance—September 30, 2008	$2,279

        As of September 30, 2008, gross unrecognized tax benefits included accrued interest and penalties of $1,026,000. During fiscal 2008, interest and penalties of $145,000 related to unrecognized tax benefits were included in income tax provision (benefit). If recognized, the portion of the liability for unrecognized tax benefits that would impact the Company's effective tax rate was $1,605,000, net of federal tax benefit.

        During the twelve months subsequent to September 30, 2008, it is reasonably possible that the gross unrecognized tax benefits could potentially decrease by approximately $221,000 (of which approximately $152,000 would affect the effective tax rate, net of federal benefit) for federal and state tax positions related to the effect of expiring statutes of limitations and settlements.

        The Company's U.S. Federal income tax returns for the years ended September 30, 2006 and beyond remain subject to examination by the U.S. Internal Revenue Service. The Company also files returns in numerous state jurisdictions, which have varying statutes of limitations. Generally, state tax returns for the years ended September 30, 2004 and beyond, depending upon the jurisdiction, remain subject to examination. However, the statutes of limitations on certain of the Company's state returns remain open for years prior to fiscal 2004.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. COMMITMENTS AND CONTINGENCIES

        The Company leases its retail facilities and certain equipment under various non-cancelable operating leases. Certain of these leases have renewal options. Total rent expense (including related occupancy costs, such as insurance, maintenance and taxes, paid to landlords) under operating leases amounted to $74,198,000, $73,012,000 and $74,682,000 in fiscal 2008, 2007 and 2006, respectively. Such amounts include contingent rentals based upon a percentage of sales totaling $1,232,000, $1,022,000 and $622,000 in fiscal 2008, 2007 and 2006, respectively.

        Store operating leases and warehouse leases generally provide for payment of direct operating costs in addition to rent. Future annual minimum operating lease payments, excluding such direct operating costs, as well as leases for equipment rental as of September 30, 2008 are as follows (in thousands):

Fiscal Year
2009	$54,301
2010	46,374
2011	42,000
2012	35,108
2013	28,124
2014 and thereafter	45,917

$251,824

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

15. EMPLOYMENT AGREEMENTS

        During fiscal 2008, 2007 and 2006, the Company had substantially identical employment agreements with Dan W. Matthias, the Company's Chairman of the Board and Chief Executive Officer ("CEO"), and Rebecca C. Matthias, the Company's President and Chief Creative Officer. Base compensation for each of Mr. and Ms. Matthias was $548,000, $532,000 and $506,000, for fiscal 2008, 2007 and 2006, respectively. Effective September 30, 2008, Mr. Matthias retired as CEO. Base compensation for Ms. Matthias will increase annually in an amount to be determined by the Compensation Committee of the Board of Directors, which amount will at least be equal to the annual change in the consumer price index. Also, Ms. Matthias' agreement provides for salary continuation and severance payments should her employment be terminated under specified conditions, as defined in the agreement. Additionally, Ms. Matthias is eligible for an annual cash bonus and restricted stock grant based on performance, as specified by the Compensation Committee. Ms. Matthias' agreement continues in effect until terminated by either the Company or Ms. Matthias in accordance with the termination provisions of the agreement.

        In connection with Mr. Matthias' retirement as CEO, the Company entered into a Transition Agreement (the "Transition Agreement") with Mr. Matthias. The Transition Agreement, which has a term of four years expiring September 30, 2012, provides that Mr. Matthias will make himself available

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. EMPLOYMENT AGREEMENTS (Continued)

to the Company for strategic planning, corporate development and other matters as requested by the Board or the Company's CEO. Mr. Matthias will continue to serve as the non-executive Chairman of the Board. In consideration of Mr. Matthias' advisory and board services (and in lieu of all other director compensation), the Company will pay Mr. Matthias an annual retainer of $200,000 and continue certain insurance and fringe benefits during the term of the Transition Agreement. Payment of the retainer and continuation of the benefits is subject to certain specified conditions, as defined in the Transition Agreement. The Transition Agreement also provides for the restrictive covenants set forth in Mr. Matthias' employment agreement to continue in effect until two years after Mr. Matthias ceases to serve the Company in any capacity (including service as a Board member or advisor).

        The Company previously entered into an employment agreement dated April 26, 2005 with Edward M. Krell, who at the time was the Company's Executive Vice President—Chief Financial Officer. On May 15, 2007, the Company entered into a new employment agreement with Mr. Krell in connection with Mr. Krell's promotion to Chief Operating Officer & Chief Financial Officer, which new agreement replaced the April 26, 2005 agreement. Base compensation for Mr. Krell was $531,000, $471,000 and $425,000 for fiscal 2008, 2007 and 2006, respectively. On September 26, 2008, the Board of Directors appointed Mr. Krell to serve as CEO of the Company, effective as of October 1, 2008, replacing Mr. Matthias. In connection with Mr. Krell's promotion to CEO, the Company entered into an amendment to his employment agreement. The amendment provides for an increase in Mr. Krell's annual base salary from $531,000 to $650,000. Mr. Krell's base compensation is subject to potential increase in the future by the Company in an amount to be determined by the Compensation Committee of the Board of Directors at its discretion. The agreement also provides for salary continuation and severance payments should the employment of Mr. Krell be terminated under specified conditions, as defined therein. Additionally, Mr. Krell is eligible for an annual cash bonus based on performance, as specified by the Compensation Committee. The agreement continues in effect until terminated by either the Company or Mr. Krell in accordance with the termination provisions of the agreement. In connection with Mr. Krell's appointment as CEO, the Company granted to Mr. Krell two stock options, each to purchase 100,000 shares of common stock, under the Company's 2005 Equity Incentive Plan (see Note 12).

        Effective January 24, 2008, the Company entered into a letter agreement and an employment agreement with Lisa Hendrickson in connection with Ms. Hendrickson's promotion to Chief Merchandising Officer. The letter agreement provides that Ms. Hendrickson's annual base salary will be $425,000. Ms. Hendrickson's base compensation is subject to potential increase in the future by the Company in an amount to be determined by the Compensation Committee of the Board of Directors at its discretion. Additionally, Ms. Hendrickson is eligible for an annual cash bonus based on performance, as specified by the Compensation Committee. The agreements continue in effect until terminated by either the Company or Ms. Hendrickson.

        Effective July 23, 2008, the Company entered into an employment agreement with Judd P. Tirnauer, in connection with Mr. Tirnauer's promotion to Senior Vice President & Chief Financial Officer. The agreement provides that Mr. Tirnauer's annual base salary will be $325,000. Mr. Tirnauer's base compensation is subject to potential increase in the future by the Company in an amount to be determined by the Compensation Committee of the Board of Directors at its discretion. The agreement also provides for salary continuation and severance payments should employment of the executive be terminated under specified conditions, as defined therein. Additionally, Mr. Tirnauer is eligible for an annual cash bonus based on performance, as specified by the Compensation Committee. The

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. EMPLOYMENT AGREEMENTS (Continued)

agreement continues in effect until terminated by either the Company or the executive in accordance with the termination provisions of the agreement.

16. RETIREMENT PLANS

        On March 2, 2007, the Company entered into Supplemental Executive Retirement Agreements with Mr. and Ms. Matthias (the "SERP Agreement(s)"). The purpose of the SERP Agreements is to provide the executives with supplemental pension benefits following their cessation of employment.

        The Company's Transition Agreement with Mr. Matthias in connection with his retirement as CEO amended his SERP Agreement to provide for full vesting of the benefits payable to Mr. Matthias and to increase the total of the amounts payable under the SERP Agreement to approximately 10% more than the amount that would have been payable on September 30, 2012 (the date the SERP Agreement had otherwise been expected to fully vest). The SERP Agreement benefits, totaling $3,960,000, will be paid to Mr. Matthias in installments over a period of four years commencing in April 2009.

        The amount of the benefit payable under Ms. Matthias' SERP Agreement is the actuarial present value of a single life annuity equal to 60% of Ms. Matthias' "deemed final pay," commencing upon cessation of employment. For this purpose, "deemed final pay" means Ms. Matthias' base salary on March 2, 2007, increased by 3% for each new fiscal year that begins before Ms. Matthias cessation of employment. This benefit vested 33 1/3% on March 2, 2007. Starting on September 30, 2007 and on each September 30 thereafter until fully vested, the benefit vests either (i) 15%, if during that entire fiscal year Ms. Matthias provided continuous full-time service to the Company, or (ii) 7.5%, if during that entire fiscal year Ms. Matthias provided at least continuous 50% part-time service to the Company. Notwithstanding the foregoing, the benefit is subject to full acceleration if, following a change in control, Ms. Matthias' employment ceases due to a termination without cause or a resignation with good reason.

        The Company is accounting for the SERP Agreements in accordance with SFAS 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)."

        Changes in the benefit obligation under the SERP Agreements as of September 30 were as follows (in thousands):

	2008	2007
Benefit obligation at beginning of year	$2,957	$—
Service cost	973	918
Interest cost	178	68
Prior service cost	—	1,971
Plan amendment and curtailment	1,775	—

Benefit obligation at end of year	5,883	2,957
Less: current portion included in accrued expenses and other current liabilities	(1,560)	—

Non-current benefit obligation at end of year	$4,323	$2,957

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. RETIREMENT PLANS (Continued)

        The non-current benefit obligation at end of year was included in deferred rent and other non-current liabilities in the accompanying Consolidated Balance Sheets. Estimated benefits expected to be paid during the next five fiscal years, including payments in fiscal 2009 through fiscal 2012 that are exclusively to Mr. Matthias under his amended SERP Agreement, are as follows (in thousands):

Fiscal Year
2009	$1,560
2010	900
2011	750
2012	600
2013	4,702

        The components of net periodic pension cost on a pre-tax basis were as follows for the year ended September 30, 2008 (in thousands):

	2008	2007
Service cost	$973	$918
Interest cost	178	68
Amortization of prior service cost	353	206
Plan amendment and curtailment	2,402	—

Total net periodic benefit cost	$3,906	$1,192

        The following weighted-average assumptions were used to determine net periodic benefit cost for the years ended September 30, 2008 and 2007: discount rate—6.0%; compensation increase rate—3.0%.

        Amounts recorded in accumulated other comprehensive loss as of September 30 were as follows (in thousands):

	2008	2007
Unrecognized prior service cost—beginning of year	$(1,765)	$—
Initial prior service cost	—	(1,971)
Amortization of prior service cost	353	206
Prior service cost recognized for plan amendment and curtailment	627	—

Unrecognized prior service cost—end of year	(785)	(1,765)
Deferred income tax benefit	293	689

Unrecognized prior service cost, net of tax	$(492)	$(1,076)

        The Company expects to amortize $196,000 of prior service cost on a pre-tax basis from accumulated other comprehensive loss into net periodic pension cost in fiscal 2009.

        On April 30, 2007, the Company made an initial required contribution of $2,662,000 to a Grantor Trust, which was established for the purpose of accumulating assets in anticipation of the Company's payment obligations under the SERP Agreements. On November 27, 2007, the Company made an additional required contribution to the Grantor Trust of $1,160,000. In order to impact positively the

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. RETIREMENT PLANS (Continued)

Company's ability to comply with the Consolidated Leverage Ratio covenant of its Term Loan Agreement at March 31, 2008, with the consent of the SERP executives, the Company withdrew $1,000,000 from the Grantor Trust on March 28, 2008. The withdrawn funds were used to repay indebtedness under the Credit Facility.

        On May 20, 2008, the Company entered into (i) a Letter Agreement with the SERP executives and the trustee for the Grantor Trust (the "Trustee"), and (ii) an amendment to the Grantor Trust agreement with the Trustee (collectively the "Agreements"). The Agreements amended the SERP Agreements and the Grantor Trust agreement to provide for the Company to deliver an irrevocable standby letter of credit to the Trustee in an amount equal to the Company's then current funding obligation under the SERP Agreements, which was $3,885,000. As provided in the Agreements, in the third quarter of fiscal 2008 the Company received a distribution of the remaining assets held in the Grantor Trust, amounting to $2,844,000.

        The amendments affected by the Agreements also allow for, at the Company's option, the issuance from time to time of irrevocable standby letters of credit, or the increase of size of an irrevocable standby letter of credit already held by the Trustee, in lieu of any deposit to the Grantor Trust otherwise required in the future. In addition, the Agreements permit the Company, from time to time at its sole discretion, to reduce the size of any irrevocable standby letter of credit issued to the Trustee, so long as the Company simultaneously funds the Grantor Trust with an amount of cash equal to the amount of the reduction of the letter of credit. In October 2008, the Company increased the irrevocable standby letter of credit issued to the Trustee to a total of $6,779,000, in lieu of deposits to the Grantor Trust, in connection with the full vesting of Mr. Matthias' benefits under the Transition Agreement and the annual increase in vesting of Ms. Matthias' benefits.

17. EMPLOYEE BENEFIT PLANS

        The Company has a 401(k) savings plan for all employees who have at least six months of service and are at least 18 years of age. Employees can contribute up to 20% of their annual salary. Employees who meet certain criteria are eligible for a matching contribution from the Company based on a sliding scale. Company matches are made in the first quarter of the succeeding calendar year. Company matches vest over a period of approximately six years from each employee's commencement of employment with the Company. Company matching contributions totaling $175,000, $158,000 and $130,000, were made in fiscal 2008, 2007 and 2006, respectively. In addition, the Company may make discretionary contributions to the plan, which vest over a period of approximately six years from each employee's commencement of employment with the Company. The Company has not made any discretionary contributions.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

        Quarterly financial results for the years ended September 30, 2008 and 2007 were as follows (in thousands, except per share amounts):

	Quarter Ended
Fiscal 2008	09/30/08	06/30/08	03/31/08	12/31/07
Net sales	$130,497	$152,224	$139,005	$142,876
Gross profit	63,191	78,202	69,686	71,962
Net income (loss)	(4,784)	4,137	(390)	(352)
Net income (loss) per share—Basic	(0.80)	0.69	(0.07)	(0.06)
Net income (loss) per share—Diluted	(0.80)	0.68	(0.07)	(0.06)

	Quarter Ended
Fiscal 2007	09/30/07	06/30/07	03/31/07	12/31/06
Net sales	$135,803	$153,227	$143,857	$148,484
Gross profit	65,984	81,122	76,060	77,050
Net income (loss)	(5,380)	1,033	2,565	1,389
Net income (loss) per share—Basic	(0.92)	0.18	0.44	0.24
Net income (loss) per share—Diluted	(0.92)	0.17	0.41	0.23

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

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. SEGMENT AND ENTERPRISE WIDE DISCLOSURES (Continued)

         Geographic Information.    Information concerning the Company's operations by geographic area is as follows (in thousands):

	Year Ended September 30,
	2008	2007	2006
Net Sales to Unaffiliated Customers
United States	$543,339	$562,519	$585,272
Canada	21,263	18,852	17,472

	September 30, 2008	September 30, 2007
Long-Lived Assets
United States	$64,699	$67,125
Canada	2,094	2,102
Costa Rica	207	207

         Major Customers.    For the periods presented, the Company did not have any one customer who represented more than 10% of its net sales.

20. INTEREST EXPENSE, NET

        Interest expense, net for the years ended September 30 is comprised of the following (in thousands):

	2008	2007	2006
Interest expense	$6,971	$10,226	$15,419
Interest income	(27)	(378)	(885)
Other investment loss, net	30	—	—

Interest expense, net	$6,974	$9,848	$14,534

21. RELATED PARTY TRANSACTIONS

        There is a husband and wife relationship between Mr. Matthias and Ms. Matthias. There are no family relationships among any of the Company's other executive officers.

        A director of the Company currently provides consulting services to Pepper Hamilton LLP, which provides legal services to the Company. The Company paid legal fees to this law firm of $728,000, $1,061,000 and $278,000, in fiscal 2008, 2007 and 2006, respectively. As of September 30, 2008 and 2007, the Company had accrued amounts outstanding to this law firm of $191,000 and $192,000, respectively.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Balance at end of period
Year Ended September 30, 2008
Product return reserve	$181	$21	$—	$202
Year Ended September 30, 2007
Product return reserve	$206	$—	$(25)	$181
Year Ended September 30, 2006
Product return reserve	$177	$29	$—	$206

 INDEX OF EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (effective December 10, 2008).
21	Subsidiaries of the Company.
23	Consent of KPMG LLP.
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Senior Vice President & Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Senior Vice President & Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

PART I.
  Item 1. Business
  Item 1A. Risk Factors
  Item 1B. Unresolved Staff Comments
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II.
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN* Among Destination Maternity Corporation, The S&P 500 Index And The S&P Apparel Retail Index
  Item 6. Selected Consolidated Financial and Operating Data
Reconciliation of Net Income (Loss) to Adjusted EBITDA (in thousands) (unaudited)
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
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
PART IV.
  Item 15. Exhibits, Financial Statement Schedules
INDEX OF EXHIBITS
SIGNATURES
DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share amounts)
DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts)
DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS) (in thousands)
DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS (in thousands)
INDEX OF EXHIBITS