Form 10-Q
period 2008-12-31
Destination Maternity Corp
filed 2009-02-09
CIK 896985

United States
Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2008

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

Common Stock, $.01 par value 6,094,291 shares outstanding as of February 2, 2009

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	December 31, 2008	September 30, 2008
ASSETS
Current assets:
Cash and cash equivalents	$14,720	$12,148
Trade receivables	6,936	7,085
Inventories	77,730	88,056
Deferred income taxes	8,154	8,154
Prepaid expenses and other current assets	6,176	6,777
Total current assets	113,716	122,220
Property, plant and equipment, net	65,770	66,098
Assets held for sale	—	207
Other assets:
Goodwill	3,389	50,389
Deferred financing costs, net of accumulated amortization of $405 and $358	804	929
Other intangible assets, net of accumulated amortization of $2,084 and $2,105	736	695
Deferred income taxes	15,587	15,411
Other non-current assets	310	299
Total other assets	20,826	67,723
Total assets	$200,312	$256,248

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit borrowings	$—	$—
Current portion of long-term debt	1,239	1,860
Accounts payable	20,318	20,937
Accrued expenses and other current liabilities	38,862	37,806
Total current liabilities	60,419	60,603
Long-term debt	67,138	76,786
Deferred rent and other non-current liabilities	31,163	29,391
Total liabilities	158,720	166,780

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, 2,000,000 shares authorized:
Series B junior participating preferred stock, $.01 par value; 300,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value; 20,000,000 shares authorized, 6,083,570 and 6,070,813 shares issued and outstanding, respectively	61	61
Additional paid-in capital	83,214	83,274
Retained earnings (deficit)	(39,410)	7,505
Accumulated other comprehensive loss	(2,273)	(1,372)
Total stockholders’ equity	41,592	89,468
Total liabilities and stockholders’ equity	$200,312	$256,248

The accompanying notes are an integral part of these Consolidated Financial Statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended December 31,
	2008	2007

Net sales	$134,812	$142,876
Cost of goods sold	66,957	70,914
Gross profit	67,855	71,962
Selling, general and administrative expenses	65,990	69,692
Store closing, asset impairment and asset disposal expenses	2	886
Restructuring charges	171	—
Goodwill impairment expense	47,000	—
Operating income (loss)	(45,308)	1,384
Interest expense, net	1,394	1,866
Loss on extinguishment of debt	66	—
Loss before income taxes	(46,768)	(482)
Income tax provision (benefit)	147	(130)
Net loss	$(46,915)	$(352)
Net loss per share—Basic and Diluted	$(7.86)	$(0.06)
Average shares outstanding—Basic and Diluted	5,966	5,852

The accompanying notes are an integral part of these Consolidated Financial Statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)
(in thousands)

(unaudited)

	Common Stock				Accumulated
	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings (Deficit)	Other Comprehensive Loss	Total	Comprehensive Income (Loss)
Balance as of September 30, 2008	6,071	$61	$83,274	$7,505	$(1,372)	$89,468
Net loss	—	—	—	(46,915)	—	(46,915)	$(46,915)
Amortization of prior service cost for retirement plans, net of tax	—	—	—	—	31	31	31
Change in fair value of interest rate swap, net of tax	—	—	—	—	(932)	(932)	(932)
Comprehensive loss							$(47,816)
Stock-based compensation	14	—	601	—	—	601
Tax benefit shortfall from stock option exercises and restricted stock vesting	—	—	(659)	—	—	(659)
Repurchase and retirement of common shares	(1)	—	(2)	—	—	(2)
Balance as of December 31, 2008	6,084	$61	$83,214	$(39,410)	$(2,273)	$41,592

Balance as of September 30, 2007	5,963	$60	$81,047	$8,820	$(1,404)	$88,523
Net loss	—	—	—	(352)	—	(352)	$(352)
Amortization of prior service cost for retirement plans, net of tax	—	—	—	—	25	25	25
Change in fair value of interest rate swap, net of tax	—	—	—	—	(621)	(621)	(621)
Unrealized loss on investments, net of tax	—	—	—	—	(34)	(34)	(34)
Comprehensive loss							$(982)
Cumulative effect of adoption of FIN No. 48 (Note 9)	—	—	—	74	—	74
Stock-based compensation	9	—	558	—	—	558
Exercise of stock options	3	—	32	—	—	32
Tax benefit shortfall from stock option exercises and restricted stock vesting	—	—	(583)	—	—	(583)
Repurchase and retirement of common shares	(6)	—	(107)	—	—	(107)
Balance as of December 31, 2007	5,969	$60	$80,947	$8,542	$(2,034)	$87,515

The accompanying notes are an integral part of these Consolidated Financial Statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended December 31,
	2008	2007
Cash Flows from Operating Activities
Net loss	$(46,915)	$(352)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,945	4,002
Stock-based compensation expense	601	558
Loss on impairment of long-lived assets	163	533
Loss on impairment of goodwill	47,000	—
Loss (gain) on disposal of assets	(287)	46
Loss on extinguishment of debt	66	—
Deferred income tax benefit	(369)	(343)
Amortization of deferred financing costs	58	71
Changes in assets and liabilities:
Decrease (increase) in —
Trade receivables	149	5,319
Inventories	10,326	3,696
Prepaid expenses and other current assets	601	(71)
Other non-current assets	(11)	220
Increase (decrease) in —
Accounts payable, accrued expenses and other current liabilities	1,806	(11,507)
Deferred rent and other non-current liabilities	333	1,880
Net cash provided by operating activities	17,466	4,052

Cash Flows from Investing Activities
Contribution to grantor trust	—	(1,160)
Capital expenditures	(4,068)	(3,730)
Proceeds from sale of assets held for sale	526	—
Purchase of intangible assets	(71)	—
Net cash used in investing activities	(3,613)	(4,890)

Cash Flows from Financing Activities
Increase (decrease) in cash overdraft	(1,010)	2,149
Repayment of long-term debt	(10,269)	(579)
Repurchase of common stock	(2)	(107)
Proceeds from exercise of stock options	—	32
Net cash provided by (used in) financing activities	(11,281)	1,495
Net Increase in Cash and Cash Equivalents	2,572	657
Cash and Cash Equivalents, Beginning of Period	12,148	10,130
Cash and Cash Equivalents, End of Period	$14,720	$10,787

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$1,141	$2,225
Cash paid for income taxes	$215	$495

The accompanying notes are an integral part of these Consolidated Financial Statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

(unaudited)

1.                 BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the requirements for Form 10-Q and Article 10 of Regulation S-X and, accordingly, certain information and footnote disclosures have been condensed or omitted.  Reference is made to the Annual Report on Form 10-K as of and for the year ended September 30, 2008 for Destination Maternity Corporation and subsidiaries (the “Company” or “Destination Maternity”), as filed with the Securities and Exchange Commission (“SEC”), for additional disclosures including a summary of the Company’s accounting policies.

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

The Company operates on a fiscal year ending September 30 of each year.  All references to fiscal years of the Company refer to fiscal years, or periods within such fiscal years, ended on September 30 in those years.  For example, the Company’s “fiscal 2009” will end on September 30, 2009.  Certain reclassifications have been made to the prior year consolidated financial statements to conform to the current year presentation.  In addition, the statement of cash flows for the three months ended December 31, 2007 was revised to reflect the tax benefit shortfall from stock option exercises and restricted stock vesting as on operating activity item rather than a financing activity item.  The effect was to decrease net cash provided by operating activities by $583,000 and increase net cash provided by financing activities by $583,000.

2.                 EARNINGS (LOSS) PER SHARE (EPS)

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

Options and unvested restricted stock totaling 971,152 and 930,475 shares of the Company’s common stock were outstanding as of December 31, 2008 and 2007, respectively, but were not included in the computation of Diluted EPS for the three months ended December 31, 2008 and 2007, due to the Company’s net losses.  Had the Company reported a profit for the three months ended December 31, 2008 and 2007, the weighted average number of dilutive shares outstanding for computation of Diluted EPS would have been approximately 5,983,000 and 5,999,000, respectively.

3.                 INVENTORIES

Inventories were comprised of the following (in thousands):

	December 31, 2008	September 30, 2008
Finished goods	$71,554	$81,028
Work-in-progress	2,422	2,904
Raw materials	3,754	4,124
	$77,730	$88,056

4.                 RESTRUCTURING CHARGES

On July 1, 2008, the Company announced that it was streamlining its merchandise brands and store nameplates and implementing cost reductions in order to simplify its business model, reduce overhead costs and improve its merchandise assortments.  Pursuant to the strategic restructuring, the Company is rebranding its Mimi Maternity® merchandise brand under its A Pea in the Pod® brand beginning with the Spring 2009 collection, which initially debuted in November 2008.  The Company also is streamlining its store nameplates by renaming its single-brand Mimi Maternity stores as A Pea in the Pod, and by renaming its multi-brand Mimi Maternity stores as Destination Maternity®.  In connection with the strategic restructuring the Company also reduced its corporate headcount. The Company incurred pretax expense of $936,000 from its restructuring and cost reduction actions in fiscal 2008, consisting of $691,000 for cash severance expense and severance-related benefits, and $245,000 of expense for accelerated depreciation of existing store signs resulting from planned store signage changes.  The Company incurred pretax expense of $171,000 in the first quarter of fiscal 2009, consisting of $43,000 for cash severance expense and $128,000 for accelerated depreciation.  A summary of the charges incurred and reserves recorded in connection with the restructuring activities is as follows (in thousands):

	Balance Accrued	Three Months Ended December 31, 2008			Balance Accrued	Cumulative Charges Incurred to
	September 30, 2008	Charges Incurred	Payments/ Adjustments		December 31, 2008	December 31, 2008
Severance and related benefits	$224	$43	$(182)		$85	$734
Accelerated depreciation of store signage	—	128	(128	)(1)	—	373
Total	$224	$171	$(310)		$85	$1,107

(1) Adjustment to reduce net book value of associated property, plant and equipment

5.                 GOODWILL IMPAIRMENT

For purposes of the Company’s impairment testing under Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, the Company has one reporting unit based on the Company’s reporting structure.   The fair value of the Company’s single reporting unit is determined based on a combination of the fair market value of the Company’s outstanding common stock on a control basis, a discounted cash flow analysis and other generally accepted valuation methodologies and, if necessary, with the assistance of an outside independent valuation specialist.  As a result of a substantial decrease in the market price of the Company’s common stock subsequent to September 30, 2008, reflecting deteriorating overall economic conditions and the very difficult equity market conditions of recent months, the Company reassessed the carrying value of its goodwill as of December 31, 2008, in accordance with the interim period requirements of SFAS No. 142, and concluded that its goodwill was impaired.  Consequently, the Company recorded a non-cash goodwill impairment charge of $47,000,000, on both a pretax and after tax basis, in the first quarter of fiscal 2009.  The goodwill impairment charge reflects the preliminary indication from the impairment analysis performed to date, is subject to finalization of certain fair value estimates being performed with the assistance of an outside independent valuation specialist, and may be adjusted when all aspects of the analysis are completed.  The goodwill impairment analysis involves calculating the implied fair value of the Company’s goodwill by allocating the fair value of the Company’s single reporting unit to all assets and liabilities other than goodwill (including both recognized and unrecognized intangible assets) and comparing the residual amount to the carrying value of goodwill.  The Company currently expects to finalize its goodwill impairment analysis during the second quarter of fiscal 2009.  If the final goodwill impairment analysis indicates impairment in excess of the Company’s preliminary estimate, the Company would be required to record additional goodwill impairment expense of up to $3,389,000, the estimated remaining value of its goodwill as of December 31, 2008.  Any adjustments to the Company’s preliminary estimate of impairment as a result of completion of this evaluation are currently expected to be recorded in the Company’s consolidated financial statements for the second quarter of fiscal 2009.  The non-cash goodwill impairment charge does not have any adverse effect on the covenant calculations under the Company’s debt agreements or the Company’s overall compliance with the covenants of the Company’s debt agreements.

6.                 ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities were comprised of the following (in thousands):

	December 31, 2008	September 30, 2008
Salaries, wages and employee benefits	$9,519	$10,596
Interest	888	1,012
Deferred rent	3,986	4,302
Sales taxes	2,848	2,627
Insurance	1,446	835
Audit and legal	1,736	1,464
Accrued store construction costs	350	760
Gift certificates and store credits	6,895	4,960
futuretrust® college savings program	1,746	1,811
Supplemental executive retirement plan benefits	1,560	1,560
Other	7,888	7,879
	$38,862	$37,806

7.                 LONG-TERM DEBT AND LINE OF CREDIT

On March 13, 2007, the Company entered into a Term Loan and Security Agreement (the “Term Loan Agreement”) for a $90,000,000 senior secured Term Loan B due March 13, 2013 (the “Term Loan”), the proceeds of which were received on April 18, 2007 and were used to redeem the remaining $90,000,000 principal amount of its 11 1/4 % senior notes (the “Senior Notes”).  The interest rate on the Term Loan is equal to, at the Company’s election, either (i) the prime rate plus 1.00%, or (ii) the LIBOR rate plus the applicable margin.  The applicable margin was initially fixed at 2.50% through and including the fiscal quarter ended September 30, 2007.  Thereafter, the applicable margin for LIBOR rate borrowings is either 2.25% or 2.50%, depending on the Company’s Consolidated Leverage Ratio (as defined).  Based upon the Company’s applicable quarterly Consolidated Leverage Ratio during the first three months of fiscal 2009, the applicable margin for LIBOR rate borrowings remained at 2.50% for the first three months of fiscal 2009.  The Company is required to make minimum repayments of the principal amount of the Term Loan in quarterly installments of $225,000 each.  The Company is also required to make an annual principal repayment equal to 25% or 50% of Excess Cash Flow (as defined) in excess of $5,000,000 for each fiscal year, with the 25% or 50% factor depending on our Consolidated Leverage Ratio. The required principal repayment for fiscal 2008, which was calculated based on the 50% factor, was $622,000 and was paid in December 2008. Additionally, the Term Loan can be prepaid at the Company’s option, in part or in whole, at any time without any prepayment premium or penalty.  During the first three months of fiscal 2009, the Company prepaid $10,000,000 of the outstanding Term Loan, including the $622,000 prepayment required under the annual excess cash flow provision of the Term Loan.  At December 31, 2008, the Company’s indebtedness under the Term Loan Agreement was $65,425,000.

The Term Loan is secured by a security interest in the Company’s accounts receivable, inventory, real estate interests, letter of credit rights, cash, intangibles and certain other assets. The security interest granted to the Term Loan lenders is, in certain respects, subordinate to the security interest granted to the lender under the Credit Facility (defined below).  The Term Loan Agreement imposes certain restrictions on the Company’s ability to, among other things, incur additional indebtedness, pay dividends, repurchase stock, and enter into other various types of transactions.  The Term Loan Agreement also contains quarterly financial covenants that require the Company to maintain a specified maximum permitted Consolidated Leverage Ratio and a specified minimum permitted Consolidated Interest Coverage Ratio (as defined).  Since the inception of the Term Loan Agreement the Company has been in compliance with all covenants of the Term Loan Agreement.

In order to mitigate the Company’s floating rate interest risk on the variable rate Term Loan, the Company entered into an interest rate swap agreement with the agent bank for the Term Loan that commenced on April 18, 2007, the date the $90,000,000 Term Loan proceeds were received, and expires on April 18, 2012.  The interest rate swap agreement effectively converts a specified amount of the Term Loan (equal to the notional amount of the interest rate swap) from a floating interest rate of LIBOR plus 2.50% (subject to reduction to LIBOR plus 2.25% if the Company achieves a specified leverage ratio), to a fixed interest rate of 7.50% (subject to reduction to 7.25% if the Company achieves a specified leverage ratio).  The notional amount of the interest rate swap was $75,000,000 at the inception of the swap agreement and decreases over time to a notional amount of $5,000,000 at the expiration date.  The notional amount of the swap was $50,000,000 as of December 31, 2008 and over the next eighteen months decreases as follows:  to $42,500,000 starting April 20, 2009; to $35,000,000 starting October 19, 2009; and to $27,500,000 starting April 19, 2010.

In connection with the Term Loan transaction, the Company amended its existing $60,000,000 revolving credit facility (the “Credit Facility”) in order to permit the new Term Loan financing.  This amendment of the Credit Facility also extended its maturity from October 15, 2009 to March 13, 2012, increased its size to $65,000,000, and reduced the LIBOR-based interest rate option under the facility by 0.25%.  There are no financial covenant requirements under the Credit Facility provided that Excess Availability (as defined) does not fall below 10% of the Borrowing Base (as defined).  If Excess Availability were to fall below 10% of the Borrowing Base, the Company would be required to meet a specified minimum Fixed Charge Coverage Ratio (as defined).  During the first three months of fiscal 2009 and 2008, the Company exceeded the minimum requirements for Excess Availability.  As of December 31, 2008, the Company had no outstanding borrowings under the Credit Facility and $13,496,000 in letters of credit, with $35,938,000 of availability under the credit line based on Borrowing Base limitations.

8.                 FAIR VALUE MEASUREMENTS

The Company adopted SFAS No. 157, Fair Value Measurements, on October 1, 2008.  SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The standard establishes a framework for measuring fair value focused on exit price and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements as follows:

•     Level 1 – Quoted market prices in active markets for identical assets or liabilities

•     Level 2 – Observable market-based inputs or inputs that are corroborated by observable market data

•     Level 3 – Unobservable inputs that are not corroborated by market data

The Company’s interest rate swap is required to be measured at fair value on a recurring basis.  At December 31, 2008, the interest rate swap was a liability with a fair value of $2,891,000, included in Deferred rent and other non-current liabilities in the accompanying Consolidated Balance Sheet.  The fair value of the interest rate swap was derived from a discounted cash flow analysis utilizing an interest rate yield curve that is readily available to the public or can be derived from information available in publicly quoted markets, which the Company considers to be Level 2 inputs.

The Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, on October 1, 2008.  SFAS No. 159 provides a company with the option to report selected financial assets and liabilities on an instrument-by-instrument basis at fair value and requires such company to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet.  In accordance with SFAS No. 159 implementation options, the Company chose not to elect the fair value option for its financial assets and liabilities that had not been previously measured at fair value.

9.                 INCOME TAXES

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes.  FIN No. 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  FIN No. 48 applies to all tax positions related to income taxes subject to SFAS No. 109, Accounting for Income Taxes.  Under FIN No. 48, recognition of a tax benefit occurs when a tax position is more-likely-than-not to be sustained upon examination, based solely on its technical merits.  Derecognition of a previously recognized tax position would occur if it is subsequently determined that the tax position no longer meets the more-likely-than-not threshold of being sustained.

The Company adopted the provisions of FIN No. 48 effective as of October 1, 2007.  In accordance with FIN No. 48, the Company recorded a cumulative effect adjustment of $74,000, decreasing the liability for unrecognized tax benefits and increasing the September 30, 2007 balance of retained earnings.

As of December 31, 2008, the Company had $2,364,000 of unrecognized tax benefits, including accrued interest and penalties of $1,078,000.  The Company records interest and penalties related to unrecognized tax benefits in income tax provision (benefit).  If recognized, the portion of the liabilities for unrecognized tax benefits that would impact the Company’s effective tax rate was $1,662,000.

During the twelve months subsequent to September 30, 2008, it is reasonably possible that the gross unrecognized tax benefits could potentially decrease by approximately $221,000 (of which approximately $152,000 would affect the effective tax rate, net of federal benefit) for federal and state tax positions related to the effect of expiring statutes of limitations and settlements.

The Company’s U.S. Federal income tax returns for the years ended September 30, 2006 and beyond remain subject to examination by the U.S. Internal Revenue Service.  The Company also files returns in numerous state jurisdictions, which have varying statutes of limitations.  Generally, state tax returns for the years ended September 30, 2004 and beyond, depending upon the jurisdiction, remain subject to examination.  However, the statutes of limitations on certain of the Company’s state returns remain open for years prior to fiscal 2004.

10.          RETIREMENT PLANS

On March 2, 2007, the Company entered into Supplemental Executive Retirement Agreements (the “SERP Agreements”) with Dan W. Matthias, the Company’s Chairman of the Board and then Chief Executive Officer (“CEO”) and Rebecca Matthias, the Company’s President and Chief Creative Officer (the “SERP Executives”).  The Company’s Transition Agreement with Mr. Matthias in connection with his retirement as CEO effective September 30, 2008, amended his SERP Agreement to provide for full vesting of the benefits payable to Mr. Matthias and to increase the total of the amounts payable under the SERP Agreement to approximately 10% more than the amount that would have been payable on September 30, 2012 (the date the SERP Agreement had otherwise been expected to fully vest). The SERP Agreement benefits, totaling $3,960,000, will be paid to Mr. Matthias in installments over a period of four years commencing in April 2009.  Benefits payable to Ms. Matthias under her SERP Agreement vest over time based on service rendered and are expected to fully vest by September 30, 2012.

The components of net periodic pension cost on a pretax basis were as follows (in thousands):

	Three Months Ended December 31,
	2008	2007
Service cost	$143	$243
Interest cost	79	45
Amortization of prior service cost	49	88
Total net periodic benefit cost	$271	$376

On May 20, 2008, the Company entered into (i) a Letter Agreement with the SERP Executives and the trustee (the “Trustee”) for the grantor trust, which was established for the purpose of accumulating assets in anticipation of the Company’s payment obligations under the SERP Agreements (the “Grantor Trust”), and (ii) an amendment to the Grantor Trust agreement with the Trustee (collectively the “Agreements”).  The Agreements amended the SERP Agreements and the Grantor Trust agreement to provide for the Company to deliver an irrevocable standby letter of credit to the Trustee in an amount equal to the Company’s then current funding obligation under the SERP Agreements, which was $3,885,000.  The amendments affected by the Agreements also allow for, at the Company’s option, the issuance from time to time of irrevocable standby letters of credit, or the increase of size of an irrevocable standby letter of credit already held by the Trustee, in lieu of any deposit to the Grantor Trust otherwise required in the future.  In addition, the Agreements permit the Company, from time to time at its sole discretion, to reduce the size of any irrevocable standby letter of credit issued to the Trustee, so long as the Company simultaneously funds the Grantor Trust with an amount of cash equal to the amount of the reduction of the letter of credit.  In October 2008, the Company increased the irrevocable standby letter of credit issued to the Trustee to a total of $6,779,000, in lieu of deposits to the Grantor Trust, in connection with the full vesting of Mr. Matthias’ benefits under the Transition Agreement and the annual increase in vesting of Ms. Matthias’ benefits.

11.          NEW ACCOUNTING PRONOUNCEMENTS

SFAS No. 161

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities.  SFAS No. 161 requires companies to provide qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in hedged positions.  SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  The adoption of SFAS No. 161 is not expected to have a material impact on our consolidated financial position or results of operations.

12.          COMMITMENTS AND CONTINGENCIES

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

13.          SEGMENT AND ENTERPRISE WIDE DISCLOSURES

Operating Segment.  Under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, a company may be required to report segmented information about separately identifiable parts of its business, which both (i) meet the definition of an “operating segment” under SFAS No. 131, and (ii) exceed certain quantitative thresholds established in SFAS No. 131.  The Company has determined that its business is comprised of one operating segment: the design, manufacture and sale of maternity apparel and related accessories.  While the Company offers a wide range of products for sale, the substantial portion of its products are initially distributed through the same distribution facilities, many of the Company’s products are manufactured at common contract manufacturer production facilities, the Company’s products are marketed through a common marketing department, and these products are sold to a similar customer base, consisting of expectant mothers.

Geographic Information.  Information concerning the Company’s operations by geographic area was as follows (in thousands):

	Three Months Ended December 31,
	2008	2007
Net Sales to Unaffiliated Customers
United States	$129,985	$137,821
Foreign	4,827	5,055

	December 31, 2008	September 30, 2008
Long-Lived Assets
United States	$64,262	$64,699
Canada	2,244	2,094
Costa Rica	—	207

Major Customers.  For the periods presented, the Company did not have any one customer who represented more than 10% of its net sales.

14.          INTEREST EXPENSE, NET

Interest expense, net was comprised of the following (in thousands):

	Three Months Ended December 31,
	2008	2007
Interest expense	$1,399	$1,956
Interest income	(5)	(90)
Interest expense, net	$1,394	$1,866

15.   SUBSEQUENT EVENT

On January 23, 2009, the Company’s stockholders approved an amendment to the Company’s 2005 Equity Incentive Plan, as amended and restated (the “2005 Plan”), which authorizes the Company to grant an additional 200,000 shares of common stock in respect of awards under the 2005 Plan, with 100,000 of such additional shares of common stock issuable in respect of awards of restricted stock or restricted stock units.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our fiscal year ends on September 30.  All references in this discussion to our fiscal years refer to the fiscal year, or periods within the fiscal year, ended on September 30 in the year mentioned.  For example, our “fiscal 2009” will end on September 30, 2009.

Restructuring

On July 1, 2008, we announced that we were streamlining our merchandise brands and store nameplates and implementing cost reductions in order to simplify our business model, reduce overhead costs and improve and tighten our merchandise assortments.  Pursuant to the strategic restructuring, we are rebranding our Mimi Maternity® merchandise brand under our A Pea in the Pod® brand beginning with the Spring 2009 collection, which initially debuted in November 2008.  We are also streamlining our store nameplates, which began in November 2008, by renaming our single-brand Mimi Maternity stores as A Pea in the Pod, and by renaming our multi-brand Mimi Maternity stores as Destination Maternity®.  We incurred pretax expense of approximately $0.9 million from our restructuring and cost reduction actions in the fourth quarter of fiscal 2008, consisting of approximately $0.7 million for cash severance expense and severance-related benefits, and approximately $0.2 million of non-cash expense for accelerated depreciation of existing store signs resulting from planned store signage changes.   We incurred pretax expense of approximately $0.2 million in the first quarter of fiscal 2009, consisting of approximately $43,000 for cash severance expense and $0.1 million of non-cash expense for accelerated depreciation.  We expect to realize approximately $5.0 million of annualized pretax expense savings from the cost reductions associated with our strategic restructuring actions, and we began to realize these savings in the fourth quarter of fiscal 2008.

Goodwill Impairment

For purposes of our impairment testing under SFAS No. 142, Goodwill and Other Intangible Assets, we have one reporting unit based on our reporting structure.   The fair value of our single reporting unit is determined based on a combination of the fair market value of our outstanding common stock on a control basis, a discounted cash flow analysis and other generally accepted valuation methodologies and, if necessary, with the assistance of an outside independent valuation specialist.  As a result of a substantial decrease in the market price of our common stock subsequent to September 30, 2008, reflecting deteriorating overall economic conditions and the very difficult equity market conditions of recent months, we reassessed the carrying value of our goodwill as of December 31, 2008, in accordance with the interim period requirements of SFAS No. 142, and concluded that our goodwill was impaired.  Consequently, we recorded a non-cash goodwill impairment charge of $47.0 million, on both a pretax and after tax basis, in the first quarter of fiscal 2009.  The goodwill impairment charge reflects the preliminary indication from the impairment analysis performed to date, is subject to finalization of certain fair value estimates being performed with the assistance of an outside independent valuation specialist, and may be adjusted when all aspects of the analysis are completed.  The goodwill impairment analysis involves calculating the implied fair value of our goodwill by allocating the fair value of our single reporting unit to all assets and liabilities other than goodwill (including both recognized and unrecognized intangible assets) and comparing the residual amount to the carrying value of goodwill.  We currently expect to finalize our goodwill impairment analysis during the second quarter of fiscal 2009.  If the final goodwill impairment analysis indicates impairment in excess of our preliminary estimate, we would be required to record additional goodwill impairment expense of up to $3.4 million, the estimated remaining value of our goodwill as of December 31, 2008.  Any adjustments to our preliminary estimate of impairment as a result of completion of this evaluation are currently expected to be recorded in our consolidated financial statements for the second quarter of fiscal 2009.  The non-cash goodwill impairment charge does not have any adverse effect on the covenant calculations under our debt agreements or our overall compliance with the covenants of our debt agreements.

Results of Operations

The following tables set forth certain operating data as a percentage of net sales and as a percentage change for the three months ended December 31:

	% of Net Sales (1)		% Increase (decrease)
	2008	2007	2008 vs. 2007

Net sales	100.0%	100.0%	(5.6)%
Cost of goods sold (2)	49.7	49.6	(5.6)
Gross profit	50.3	50.4	(5.7)
Selling, general and administrative expenses (3)	48.9	48.8	(5.3)
Store closing, asset impairment and asset disposal expenses	0.0	0.6	(99.8)
Restructuring charges	0.1	—	N.M.
Goodwill impairment expense	34.9	—	N.M.
Operating income (loss)	(33.6)	1.0	N.M.
Interest expense, net	1.0	1.3	(25.3)
Loss on extinguishment of debt	0.0	—	N.M.
Loss before income taxes	(34.7)	(0.3)	N.M.
Income tax provision (benefit)	0.1	(0.1)	(213.1)
Net loss	(34.8)%	(0.2)%	N.M. %

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

The following table sets forth certain information concerning the number of our stores and leased departments for the periods indicated:

	Three Months Ended
	December 31, 2008			December 31, 2007
Retail Locations	Stores	Leased Departments	Total Retail Locations	Stores	Leased Departments	Total Retail Locations
Beginning of period	754	278	1,032	781	795	1,576
Opened	7	5	12	7	2	9
Closed	(11)	—	(11)	(16)	(25)	(41)
End of period	750	283	1,033	772	772	1,544

Three Months Ended December 31, 2008 and 2007

Net Sales.  Our net sales for the first quarter of fiscal 2009 decreased by 5.6%, or $8.1 million, to $134.8 million from $142.9 million for the first quarter of fiscal 2008.  The decrease in sales versus last year resulted primarily from a decrease in Sears® leased department sales, due to the closure of all of the Company’s remaining leased departments within Sears stores during the month of June 2008 and, to a much lesser extent, from reduced sales volume from the ongoing closure of certain underperforming stores and a slight decrease in comparable store sales.  Comparable store sales decreased by 0.5% for the first quarter of fiscal 2009, based on 964 retail locations, versus a comparable store sales decrease of 4.1% for the first quarter of fiscal 2008, based on 1,352 retail locations.

As of December 31, 2008, we operated a total of 750 stores and 1,033 total retail locations, compared to 772 stores and 1,544 total retail locations as of December 31, 2007.  In addition, our Oh Baby by Motherhood™ collection is available at Kohl’s® stores throughout the United States.  During the first quarter of fiscal 2009, we opened seven stores, including two multi-brand store openings, and closed 11 stores, with three of the store closings related to multi-brand store openings.  The decrease in leased department locations at the end of December 2008 versus the end of December 2007 predominantly reflects the closure of the leased departments within Sears stores as compared to the 478 Sears leased departments operated by the Company at the end of December 2007.

Gross Profit.  Our gross profit for the first quarter of fiscal 2009 decreased by 5.7%, or $4.1 million, to $67.9 million from $72.0 million for the first quarter of fiscal 2008, primarily reflecting the effect of our lower sales volume compared to last year.  Gross profit as a percentage of net sales (gross margin) for the first quarter of fiscal 2009 was 50.3% compared to 50.4% for the first quarter of fiscal 2008.  The slight decrease in gross margin for the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008 reflects the effect of spreading fixed product overhead costs over a smaller sales volume, substantially offset by lower markdowns.

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses for the first quarter of fiscal 2009 decreased by 5.3%, or $3.7 million, to $66.0 million from $69.7 million for the first quarter of fiscal 2008.  This decrease in expense for the quarter resulted primarily from a decrease in store occupancy, payroll and employee benefit costs, reflecting our reduced number of stores and leased departments, and lower corporate payroll and employee benefits from our restructuring.  As a percentage of net sales, selling, general and administrative expenses increased slightly to 48.9% for the first quarter of fiscal 2009 compared to 48.8% in the first quarter of fiscal 2008.

Store Closing, Asset Impairment and Asset Disposal Expenses.  Our store closing, asset impairment, and asset disposal expenses for the first quarter of fiscal 2009 decreased significantly to $0.0 million from $0.9 million for the first quarter of fiscal 2008.  We recognized a gain of $0.3 million from the sale of the remaining Costa Rica facility acquired in a fiscal 2002 business purchase.  We incurred lower impairment charges for write-downs of long-lived assets of $0.2 million for the first quarter of fiscal 2009, as compared to $0.5 million for the first quarter of fiscal 2008.  We incurred charges relating to store closings and other asset disposals of $0.2 million for the first quarter of fiscal 2009, as compared to $0.4 million for the first quarter of fiscal 2008.

Restructuring Charges.  In the first quarter of fiscal 2009, we incurred pretax expense of $0.2 million from our strategic restructuring and cost reduction actions.

Goodwill Impairment Expense.  We recorded a non-cash goodwill impairment charge of $47.0 million, in the first quarter of fiscal 2009 to reflect the preliminary indication of reduced fair value for our goodwill from the impairment analysis performed to date.  The estimated impairment charge is subject to finalization of certain fair value estimates being performed with the assistance of an outside independent valuation specialist, and may be adjusted when all aspects of the analysis are completed.

Operating Loss.  We had an operating loss of $(45.3) million for the first quarter of fiscal 2009.  Excluding the goodwill impairment charge, our operating income for the first quarter of fiscal 2009 was $1.7 million, an increase of 22.3% or $0.3 million, from the $1.4 million operating income for the first quarter of fiscal 2008, which had no goodwill impairment charge.  The increase in operating income, excluding the goodwill impairment charge, was primarily due to lower selling, general and administrative expenses, and lower store closing, asset impairment and asset disposal costs, partially offset by the lower sales volume and associated gross profit reduction.  Operating income, excluding the goodwill impairment charge, as a percentage of net sales for the first quarter of fiscal 2009 increased to 1.3% from 1.0% for the first quarter of fiscal 2008.  The increase in operating income, excluding the goodwill impairment charge, as a percentage of net sales was primarily due to our lower store closing, asset impairment and asset disposal costs compared to the first quarter of fiscal 2008.

Interest Expense, Net.  Our net interest expense for the first quarter of fiscal 2009 decreased by 25.3%, or $0.5 million, to $1.4 million from $1.9 million for the first quarter of fiscal 2008.  This decrease was due to our lower debt level, primarily as a result of the $23.0 million of Term Loan prepayments we made in the previous 12 months, and to a lesser extent, lower interest rates and lower credit line borrowings.  During the first quarter of fiscal 2009, our average daily level of direct borrowings under our credit facility was $0.1 million compared to $4.3 million for the first quarter of fiscal 2008.  We did not have any direct borrowings outstanding under our credit facility as of December 31, 2008.

Loss on Extinguishment of Debt.  In the first quarter of fiscal 2009, we prepaid $10.0 million principal amount of our outstanding Term Loan, which resulted in a charge of $66,000, representing the write-off of unamortized deferred financing costs.

Income Tax Provision.  There was no tax benefit associated with our $47.0 million goodwill impairment charge.  Excluding the goodwill impairment charge, our income before income taxes was $0.2 million and our effective tax rate was a provision of 63.4% for the first quarter of fiscal 2009.  We had a tax benefit rate of 27.0% for the first quarter of fiscal 2008.  Our effective tax rates reflect the effect of additional income tax expense recognized during the fiscal 2009 and 2008 quarters in connection with FIN No. 48.  We expect our effective tax rate for the full year fiscal 2009 to be approximately 42%, excluding the effect of goodwill impairment charges.

Net Loss.  Net loss for the first quarter of fiscal 2009 was $(46.9) million, or $(7.86) per share (diluted).  Net loss for the first quarter of fiscal 2009 includes the goodwill impairment charge of $47.0 million, or $(7.87) per diluted share.  Excluding the goodwill impairment charge, our net income was $0.1 million or $0.01 per share (diluted), compared to a net loss of $(0.4) million or  $(0.06) per share (diluted) for the first quarter of fiscal 2008, which had no goodwill impairment charge.

Our average shares outstanding (basic and diluted) of 5,966,000 for the first quarter of fiscal 2009 were 1.9% higher than the 5,852,000 average shares outstanding (basic and diluted) for the first quarter of fiscal 2008.  The increase in average shares outstanding reflects the higher shares outstanding in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008, primarily as a result of vesting of restricted stock.  Had we reported a profit for the three month periods ended December 31, 2008 and 2007, the weighted average number of dilutive shares outstanding for computation of Diluted EPS would have been approximately 5,983,000 and 5,999,000, respectively.

Following is a reconciliation of net loss and net loss per share (diluted) to net income (loss) excluding goodwill impairment expense for the three months ended December 31, 2008 and 2007 (in thousands, except per share amounts):

	Three Months Ended December 31, 2008			Three Months Ended December 31, 2007
	Net Income (Loss)	Shares	Diluted EPS	Net Income (Loss)	Shares	Diluted EPS

Net loss	$(46,915)	5,966	$(7.86)	$(352)	5,852	$(0.06)
Goodwill impairment expense, net of tax	47,000	—		—
Incremental shares from the assumed lapse of restrictions on restricted stock awards	—	14		—	—
Incremental shares from the assumed exercise of outstanding stock options	—	3		—	—
Net income (loss) excluding goodwill impairment expense	$85	5,983	$0.01	$(352)	5,852	$(0.06)

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

Cash and cash equivalents increased by $2.6 million during the first quarter of fiscal 2009 compared to an increase of $0.7 million for the first quarter of fiscal 2008.  Cash provided by operations of $17.5 million for the first quarter of fiscal 2009 increased by $13.4 million from the $4.1 million cash provided by operations for the first quarter of fiscal 2008.  This increase in cash provided by operations was primarily the result of working capital changes that provided more cash in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008.  The working capital changes were primarily (i) an increase in accounts payable, accrued expenses and other current liabilities in the first quarter of fiscal 2009 compared to a decrease in the first quarter of fiscal 2008, and (ii) a larger decrease in inventories in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008, partially offset by a slight decrease in trade accounts receivable in the first quarter of fiscal 2009 compared to a larger decrease for the first quarter of fiscal 2008.  Our quarterly net income (loss), cash flow adjustments and working capital changes may fluctuate significantly and net cash provided by (used in) operating activities for any quarter is not necessarily indicative of the results that may be achieved for a full fiscal year.

During the first quarter of fiscal 2009, we used cash provided by operations primarily to fund repayments of long-term debt and to pay for capital expenditures.  Our repayments of long-term debt in the first quarter of fiscal 2009 included $10.0 million of prepayments of our Term Loan.  For the first quarter of fiscal 2009, we spent $4.1 million on capital expenditures, including $3.1 million for leasehold improvements, fixtures and equipment for new store facilities, as well as improvements to existing stores, and $1.0 million for our information systems and distribution and corporate facilities.  The remaining cash provided by operations was used to increase available cash.  During the first quarter of fiscal 2008, we used our cash provided by operations to pay for capital expenditures and to fund the grantor trust related to our retirement plans.  For the first quarter of fiscal 2008, we spent $3.7 million on capital expenditures, including $2.5 million for leasehold improvements, fixtures and equipment for new store facilities, as well as improvements to existing stores, and $1.2 million for our information systems and distribution and corporate facilities.

On March 13, 2007, we entered into a Term Loan Agreement for a $90.0 million senior secured Term Loan B due March 13, 2013, the proceeds of which were received on April 18, 2007 and were used to redeem the remaining $90.0 million principal amount of our Senior Notes.  The interest rate on the Term Loan is equal to, at our election, either (i) the prime rate plus 1.00%, or (ii) the LIBOR rate plus the applicable margin.  The applicable margin was initially fixed at 2.50% through and including the fiscal quarter ended September 30, 2007.  Thereafter, the applicable margin for LIBOR rate borrowings is either 2.25% or 2.50%, depending on our Consolidated Leverage Ratio (as defined).  Based upon our applicable quarterly Consolidated Leverage Ratio during the first quarter of fiscal 2009, the applicable margin for LIBOR rate borrowings remained at 2.50% for the first quarter of fiscal 2009.  We are required to make minimum repayments of the principal amount of the Term Loan in quarterly installments of $225,000 each.  We are also required to make an annual principal repayment equal to 25% or 50% of Excess Cash Flow (as defined) in excess of $5,000,000 for each fiscal year, with the 25% or 50% factor depending on our Consolidated Leverage Ratio.  The effect of any non-cash goodwill impairment charge is excluded from the calculation of Excess Cash Flow under our Term Loan Agreement.  The required principal repayment for fiscal 2008, which was calculated based on the 50% factor, was $0.6 million and was paid in December 2008.  Additionally, the Term Loan can be prepaid at our option, in part or in whole, at any time without any prepayment premium or penalty.  During the first quarter of fiscal 2009, we prepaid $10.0 million of the outstanding Term Loan, including the $0.6 million prepayment required under the annual excess cash flow provision of the Term Loan.  At December 31, 2008, our indebtedness under the Term Loan Agreement was $65.4 million.

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

In order to mitigate our floating rate interest risk on the variable rate Term Loan, we entered into an interest rate swap agreement with the Agent bank for the Term Loan that commenced on April 18, 2007, the date the $90.0 million Term Loan proceeds were received, and expires on April 18, 2012.  The interest rate swap agreement effectively converts a specified amount of the Term Loan (equal to the notional amount of the interest rate swap) from a floating interest rate of LIBOR plus 2.50% (subject to reduction to LIBOR plus 2.25% if we achieve a specified leverage ratio), to a fixed interest rate of 7.50% (subject to reduction to 7.25% if we achieve a specified leverage ratio).  The notional amount of the interest rate swap was $75.0 million at the inception of the swap agreement and decreases over time to a notional amount of $5.0 million at the expiration date.  The notional amount of the swap was $50.0 million as of December 31, 2008 and over the next eighteen months decreases as follows: to $42.5 million starting April 20, 2009; to $35.0 million starting October 19, 2009; and to $27.5 million starting April 19, 2010.

In connection with the Term Loan transaction, we amended our existing $60.0 million Credit Facility in order to permit the new Term Loan financing.  This amendment of the Credit Facility also extended its maturity from October 15, 2009 to March 13, 2012, increased its size to $65.0 million, and reduced the LIBOR-based interest rate option under the facility by 0.25%.  There are no financial covenant requirements under the Credit Facility provided that Excess Availability (as defined) does not fall below 10% of the Borrowing Base (as defined).  If Excess Availability were to fall below 10% of the Borrowing Base, we would be required to meet a specified minimum Fixed Charge Coverage Ratio (as defined).  During the first quarters of fiscal 2009 and 2008, we exceeded the minimum requirements for Excess Availability.

As of December 31, 2008, we had no outstanding borrowings under the Credit Facility and $13.5 million in letters of credit, with $35.9 million of availability under our credit line based on our Borrowing Base limitations.  We had average daily direct borrowings of $0.1 million under our Credit Facility for the first quarter of fiscal 2009, compared to average daily direct borrowings of $4.3 million during the first quarter of fiscal 2008.

In March 2007, we entered into the SERP Agreements with the SERP Executives.  In April 2007, we made an initial required contribution of $2.7 million to the Grantor Trust.  In November 2007, we made an additional required contribution to the Grantor Trust of $1.2 million.  In order to impact positively our ability to comply with the Consolidated Leverage Ratio covenant of our Term Loan Agreement at March 31, 2008, with the consent of the SERP Executives we withdrew $1.0 million from the Grantor Trust on March 28, 2008.  The withdrawn funds were used to repay indebtedness under our credit facility.  On May 20, 2008, we entered into (i) a Letter Agreement with the SERP Executives and the Trustee, and (ii) an amendment to the Grantor Trust agreement with the Trustee (collectively the “Agreements”).  The Agreements amended the SERP Agreements and the Grantor Trust agreement to provide for us to deliver an irrevocable standby letter of credit to the Trustee in an amount equal to our then current funding obligation under the SERP Agreements, which was $3.9 million.  As provided in the Agreements, in the third quarter of fiscal 2008 we received a distribution of the remaining assets held in the Grantor Trust amounting to $2.8 million.  The amendments affected by the Agreements also allow for the issuance, from time to time, of irrevocable standby letters of credit, or the increase of size of an irrevocable standby letter of credit already held by the Trustee, in lieu of any deposit to the Grantor Trust otherwise required in the future.  In addition, the Agreements permit us, from time to time at our sole discretion, to reduce the size of any irrevocable standby letter of credit issued to the Trustee, so long as we simultaneously fund the Grantor Trust with an amount of cash equal to the amount of the reduction of the letter of credit.  In October 2008, the Company increased the irrevocable standby letter of credit issued to the Trustee to a total of $6.8 million, in lieu of deposits to the Grantor Trust, in connection with additional vesting of the SERP Executives’ benefits.

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

Our significant accounting policies are described in Note 2 of “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended September 30, 2008.  We believe that the following discussion addresses our critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  If actual results were to differ significantly from estimates made, future reported results could be materially affected.  However, we are not currently aware of any reasonably likely events or circumstances that would result in materially different results, except for the potential adjustment of the goodwill impairment charge further discussed below.  Except as disclosed below and in the financial statements and accompanying notes included in Item 1 of this report, there were no material changes in, or additions to, our critical accounting policies or in the assumptions or estimates we used to prepare the financial information appearing in this report.

Our senior management has reviewed these critical accounting policies and estimates and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations with the Audit Committee of our Board of Directors.

Inventories.  We value our inventories, which consist primarily of maternity apparel, at the lower of cost or market. Cost is determined on the first-in, first-out method (FIFO) and includes the cost of merchandise, freight, duty and broker fees, as well as applied product related overhead.  A periodic review of inventory quantities on hand is performed in order to determine if inventory is properly valued at the lower of cost or market.  Factors related to current inventories such as future consumer demand and fashion trends, current aging, current analysis of merchandise based on receipt date, current and anticipated retail markdowns or wholesale discounts, and class or type of inventory are analyzed to determine estimated net realizable values.  Criteria utilized by us to quantify aging trends include factors such as the amount of merchandise received within the past twelve months, merchandise received more than one year before with quantities on-hand in excess of 12 months of sales, and merchandise currently selling below cost.  A provision is recorded to reduce the cost of inventories to its estimated net realizable value, if required.  Inventories as of December 31, 2008 and September 30, 2008 totaled $77.7 million and $88.1 million, respectively, representing 38.8% and 34.4% of total assets, respectively.  Given the significance of inventories to our consolidated financial statements, the determination of net realizable values is considered to be a critical accounting estimate.  Any significant unanticipated changes in the factors noted above could have a significant impact on the value of our inventories and our reported operating results.

Long-Lived Assets.  Our long-lived assets consist principally of store leasehold improvements (included in the “Property, plant and equipment, net” line item in our consolidated balance sheets) and, to a much lesser extent, lease acquisition costs (included in the “Other intangible assets, net” line item in our consolidated balance sheets).  These long-lived assets are recorded at cost and are amortized using the straight-line method over the shorter of the lease term or their useful life.  Net long-lived assets as of December 31, 2008 and September 30, 2008 totaled $66.5 million and $66.8 million, respectively, representing 33.2% and 26.1% of total assets, respectively.

In assessing potential impairment of these assets, we periodically evaluate the historical and forecasted operating results and cash flows on a store-by-store basis.  Newly opened stores may take time to generate positive operating and cash flow results.  Factors such as: (i) store type, that is, Company store or leased department, (ii) store concept, that is, Motherhood Maternity®, Mimi Maternity®, A Pea in the Pod® or Destination Maternity®, (iii) store location, for example, urban area versus suburb, (iv) current marketplace awareness of our brands, (v) local customer demographic data, (vi) anchor stores within the mall in which our store is located and (vii) current fashion trends are all considered in determining the time frame required for a store to achieve positive financial results, which is assumed to be within two years from the date a store location is opened.  If economic conditions are substantially different from our expectations, the carrying value of certain of our long-lived assets may become impaired.  As a result of our impairment assessment, we recorded write-downs of long-lived assets of $0.2 million for the first quarter of fiscal 2009, and $0.5 million for the first quarter of fiscal 2008, respectively.

Goodwill.  The purchase method of accounting for business combinations requires the use of estimates and judgments to allocate the purchase price paid for acquisitions to the fair value of the net tangible and identifiable intangible assets.  Goodwill represents the excess of the aggregate purchase price over the fair value of net assets acquired in business combinations and is separately disclosed in our consolidated balance sheets.  In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets.  SFAS No. 142 requires that goodwill no longer be amortized, but instead be tested for impairment at least annually or as impairment indicators arise.  As of December 31, 2008 and September 30, 2008, goodwill totaled $3.4 million and $50.4 million, respectively, representing 1.7% and 19.7% of total assets, respectively.

The impairment test requires us to compare the fair value of business reporting units to their carrying value, including assigned goodwill.  In assessing potential impairment of goodwill, we have determined that we have one reporting unit for purposes of applying SFAS No. 142 based on our reporting structure.  As of September 30, 2008, our book value was $14.74 per share of outstanding common stock and the closing trading price of our common stock was $13.88 per share. The fair value of our single reporting unit is determined based on a combination of the fair market value of our outstanding common stock on a control basis, a discounted cash flow analysis and other generally accepted valuation methodologies and, if necessary, with the assistance of an outside independent valuation specialist.  To arrive at the fair market value of our outstanding common stock we consider our market capitalization as of the valuation date and comparative market multiples of other companies generally influenced by similar business and economic conditions.  Our discounted cash flow analysis is based on assumptions that are consistent with our estimates of future growth used to manage the underlying business.  Factors requiring significant judgment include assumptions related to future growth rates, discount factors and control premium, among other considerations.  The carrying value of our single reporting unit, expressed on a per share basis, is represented by the book value per share of our outstanding common stock.  The results of the annual impairment test performed as of September 30, 2008, indicated the fair value of the reporting unit exceeded its carrying value.  As part of the Company’s impairment analysis as of September 30, 2008, an outside independent valuation was obtained and the fair value of the Company’s single reporting unit exceeded the carrying value.  If the per share fair value of our single reporting unit was less than the book value per share on September 30, 2008, our goodwill would have been impaired.

Our goodwill also needs to be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of our single reporting unit below its carrying value.  As a result of a substantial decrease in the market price of our common stock subsequent to September 30, 2008, reflecting deteriorating overall economic conditions and the very difficult equity market conditions of recent months, we reassessed the carrying value of our goodwill as of December 31, 2008, in accordance with the interim period requirements of SFAS No. 142 and concluded that our goodwill was impaired.  Consequently, we recorded a non-cash goodwill impairment charge of $47.0 million, on both a pretax and after tax basis, in the first quarter of fiscal 2009.  The goodwill impairment charge reflects the preliminary indication from the impairment analysis performed to date, is subject to finalization of certain fair value estimates being performed with the assistance of an outside independent valuation specialist, and may be adjusted when all aspects of the analysis are completed.  The goodwill impairment analysis involves calculating the implied fair value of our goodwill by allocating the fair value of our single reporting unit to all assets and liabilities other than goodwill (including both recognized and unrecognized intangible assets) and comparing the residual amount to the carrying value of goodwill.  We currently expect to finalize our goodwill impairment analysis during the second quarter of fiscal 2009.  If the final goodwill impairment analysis indicates impairment in excess of our preliminary estimate, we would be required to record additional goodwill impairment expense of up to $3.4 million, the estimated remaining value of our goodwill as of December 31, 2008.  Any adjustments to our preliminary estimate of impairment as a result of completion of this evaluation are currently expected to be recorded in our consolidated financial statements for the second quarter of fiscal 2009.

Accounting for Income Taxes.  We adopted the provisions of FIN No. 48 effective as of October 1, 2007 (see “Notes to Consolidated Financial Statements; Note 9. Income Taxes”).

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

The temporary differences between the book and tax treatment of income and expenses result in deferred tax assets and liabilities, which are included within our consolidated balance sheets.  We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income.  Actual results could differ from our assessments if adequate taxable income is not generated in future periods.  Net deferred tax assets as of December 31, 2008 and September 30, 2008 totaled $23.7 million and $23.6 million, respectively, representing 11.9% and 9.2% of total assets, respectively.  To the extent we believe that recovery is not more likely than not, we must establish a valuation allowance.  To the extent we establish a valuation allowance or change the allowance in a future period, income tax expense will be impacted.

Accounting for Contingencies.  From time to time, we are named as a defendant in legal actions arising from our normal business activities.  We account for contingencies such as these in accordance with SFAS No. 5, Accounting for Contingencies, including the provisions of Emerging Issues Task Force Issue D-77, Accounting for Legal Costs Expected to Be Incurred in Connection with a Loss Contingency.  SFAS No. 5 requires us to record an estimated loss contingency when information available prior to issuance of our financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated.  An interpretation of SFAS No. 5 further states that when there is a range of loss and no amount within that range is a better estimate than any other, then the minimum amount of the range shall be accrued.  Accounting for contingencies arising from contractual or legal proceedings requires management, after consultation with outside legal counsel, to use its best judgment when estimating an accrual related to such contingencies.  As additional information becomes known, our accrual for a loss contingency could fluctuate, thereby creating variability in our results of operations from period to period.  Likewise, an actual loss arising from a loss contingency which significantly exceeds the amount accrued for in our financial statements could have a material adverse impact on our operating results for the period in which such actual loss becomes known.

Recent Accounting Pronouncements

SFAS No. 161

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities.  SFAS No. 161 requires companies to provide qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in hedged positions.  SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  The adoption of SFAS No. 161 is not expected to have a material impact on our consolidated financial position or results of operations.

Forward-Looking Statements

Some of the information in this report, including the information incorporated by reference (as well as information included in oral statements or other written statements made or to be made by us), contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  The forward-looking statements involve a number of risks and uncertainties.  A number of factors could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements.  These factors include, but are not limited to the following: our ability to successfully manage our various business initiatives, our ability to successfully manage and retain our leased department and licensed relationships and marketing partnerships, future sales trends in our existing store base, unusual weather patterns, changes in consumer preferences and spending patterns, demographics and other macroeconomic factors that may impact the level of spending for maternity apparel,  overall economic conditions and other factors affecting consumer confidence, the impact of competition, fluctuations in the price, availability and quality of raw materials and contracted products, availability of suitable store locations, continued availability of capital and financing, potential additional impairment charges, ability to hire and develop senior management and sales associates, ability to develop and source merchandise, ability to receive production from foreign sources on a timely basis, potential stock repurchases, potential debt prepayments, changes in market interest rates, war or acts of terrorism and other factors referenced in our Annual Report on Form 10-K, including those set forth under the caption “Risk Factors.”

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Destination Maternity is exposed to market risk from changes in interest rates.  We have not entered into any market sensitive instruments for trading purposes.  The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market interest rates.  The range of changes presented reflects our view of changes that are reasonably possible over a one-year period.

As of December 31, 2008, we had cash and cash equivalents of $14.7 million.  Our cash equivalents consist of money market accounts that bear interest at variable rates.  A change in market interest rates earned on our investments impacts the interest income and cash flows, but does not materially impact the fair market value of the financial instruments.  Due to the average maturity and conservative nature of our investment portfolio, we believe a sudden change in interest rates would not have a material effect on the value of our investment portfolio.

As of December 31, 2008, the principal components of our debt portfolio were the $65.4 million Term Loan and the $65.0 million Credit Facility, both of which are denominated in U.S. dollars.

Our Credit Facility carries a variable interest rate that is tied to market indices.  As of December 31, 2008, we had no direct borrowings and $13.5 million of letters of credit outstanding under our Credit Facility.  Borrowings under the Credit Facility would have resulted in interest at a rate between approximately 1.44% and 3.25% per annum as of December 31, 2008.  Interest on any future borrowings under the Credit Facility would, to the extent of outstanding borrowings, be affected by changes in market interest rates.  A change in market interest rates on the variable rate portion of the debt portfolio impacts the interest expense incurred and cash flows.

The Term Loan carries a variable interest rate that is tied to market indices.  The sensitivity analysis as it relates to this portion of our debt portfolio assumes an instantaneous 100 basis point move in interest rates from their levels as of December 31, 2008, with all other variables held constant.  The principal amount of the Term Loan was $65.4 million as of December 31, 2008.  A 100 basis point increase in market interest rates would result in additional annual interest expense on the Term Loan of approximately $0.6 million.  A 100 basis point decline in market interest rates would correspondingly lower our annual interest expense on the Term Loan by approximately $0.6 million.

In order to mitigate our floating rate interest risk on the variable rate Term Loan, we entered into an interest rate swap agreement with the Agent bank for the Term Loan that commenced on April 18, 2007.  The interest rate swap agreement effectively converts a specified amount of the Term Loan (equal to the notional amount of the interest rate swap) from a floating interest rate (LIBOR plus 2.50%), to a fixed interest rate (7.50%).  The notional amount of the interest rate swap was $75.0 million at inception of the swap agreement and decreases over time to a notional amount of $5.0 million at the expiration date.  The notional amount of the swap was $50.0 million as of December 31, 2008 and over the next twelve months decreases as follows:  to $42.5 million starting April 20, 2009; and to $35.0 million starting October 19, 2009.  Based on the scheduled swap notional amount during the next 12 months of the swap agreement, a 100 basis point increase in market interest rates would result in interest expense savings for the year of approximately $0.4 million.  A 100 basis point decline in market interest rates would correspondingly increase our interest expense for the year by approximately $0.4 million.  Thus, a 100 basis point increase in market interest rates during the next 12 months of the swap agreement would result in additional interest expense for the year of approximately $0.2 million on the Term Loan and swap agreement combined.  A 100 basis point decline in market interest rates during the next 12 months of the swap agreement would correspondingly lower our interest expense for the year by approximately $0.2 million on the Term Loan and swap agreement combined.

Based on the limited other variable rate debt included in our debt portfolio as of December 31, 2008, a 100 basis point increase in interest rates would result in additional interest expense incurred for the year of less than $0.1 million.  A 100 basis point decrease in interest rates would correspondingly lower our interest expense for the year by less than $0.1 million.

Other than as described above, we do not believe that the market risk exposure on other financial instruments is material.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to our management on a timely basis to allow decisions regarding required disclosure.  We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2008, these controls and procedures were effective.

Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the fiscal quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” of our Form 10-K for the year ended September 30, 2008.  The risks described in our Form 10-K are not the only risks that we face.  Additional risks not presently known to us or that we do not currently consider significant may also have an adverse effect on us. If any of the risks actually occur, our business, results of operations, cash flows or financial condition could suffer.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by us during the quarter ended December 31, 2008 of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
October 1 to October 31, 2008	—	—	—	$7,000,000
November 1 to November 30, 2008	252	$6.73	—	$7,000,000
December 1 to December 31, 2008	287	$7.64	—	$7,000,000
Total	539	$7.21	—	$7,000,000

(1) Represents shares repurchased directly from certain employees to satisfy income tax withholding obligations for such employees in connection with restricted stock awards that vested during the period and, to a much lesser extent, fractional shares repurchased in connection with the Company’s Employee Stock Purchase Plan.

(2) On July 29, 2008, our Board of Directors approved a program to repurchase up to $7.0 million of our outstanding common stock.  Under the program, we may repurchase shares from time to time through solicited or unsolicited transactions in the open market or in negotiated or other transactions.  The program will be in effect until the end of July 2010.  There were no repurchases of common stock under the program during the first quarter of fiscal 2009.

Item 6.  Exhibits

Exhibit No.	Description

10.1†	Amendment to Second Amended and Restated Employment Agreement dated as of December 18, 2008 between the Company and Rebecca C. Matthias.
10.2*†	Amended and Restated 2005 Equity Incentive Plan (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 23, 2009).
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Senior Vice President & Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Senior Vice President & Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                          Incorporated by reference.

†                           Management contract or compensatory plan or arrangement.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DESTINATION MATERNITY
CORPORATION

Date: February 9, 2009	By:	/s/ EDWARD M. KRELL
Edward M. Krell
Chief Executive Officer

Date: February 9, 2009	By:	/s/ JUDD P. TIRNAUER
Judd P. Tirnauer
Senior Vice President &
Chief Financial Officer

INDEX OF EXHIBITS FILED WITH

FORM 10-Q OF DESTINATION MATERNITY CORPORATION

FOR THE QUARTER ENDED DECEMBER 31, 2008

Exhibit No.	Description

10.1†	Amendment to Second Amended and Restated Employment Agreement dated as of December 18, 2008 between the Company and Rebecca C. Matthias.
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Senior Vice President & Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Senior Vice President & Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†                           Management contract or compensatory plan or arrangement.