Form 10-Q
period 2009-03-31
Destination Maternity Corp
filed 2009-05-08
CIK 896985

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value 6,103,747 shares outstanding as of April 30, 2009

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	March 31, 2009	September 30, 2008
ASSETS
Current assets:
Cash and cash equivalents	$17,422	$12,148
Trade receivables	7,681	7,085
Inventories	79,842	88,056
Deferred income taxes	8,154	8,154
Prepaid expenses and other current assets	4,776	6,777

Total current assets	117,875	122,220

Property, plant and equipment, net	65,095	66,098
Assets held for sale	—	207
Other assets:
Goodwill	—	50,389
Deferred financing costs, net of accumulated amortization of $460 and $358	750	929
Other intangible assets, net of accumulated amortization of $2,088 and $2,105	840	695
Deferred income taxes	15,782	15,411
Other non-current assets	314	299

Total other assets	17,686	67,723

Total assets	$200,656	$256,248

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit borrowings	$—	$—
Current portion of long-term debt	1,240	1,860
Accounts payable	18,012	20,937
Accrued expenses and other current liabilities	42,742	37,806

Total current liabilities	61,994	60,603
Long-term debt	66,867	76,786
Deferred rent and other non-current liabilities	31,530	29,391

Total liabilities	160,391	166,780

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, 1,656,381 shares authorized:
Series B junior participating preferred stock, $.01 par value; 300,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value; 20,000,000 shares authorized, 6,104,138 and 6,070,813 shares issued and outstanding, respectively	61	61
Additional paid-in capital	83,618	83,274
Retained earnings (deficit)	(41,325)	7,505
Accumulated other comprehensive loss	(2,089)	(1,372)

Total stockholders’ equity	40,265	89,468

Total liabilities and stockholders’ equity	$200,656	$256,248

The accompanying notes are an integral part of these Consolidated Financial Statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Net sales	$130,082	$139,005	$264,894	$281,881
Cost of goods sold	60,227	69,319	127,184	140,233

Gross profit	69,855	69,686	137,710	141,648
Selling, general and administrative expenses	66,019	67,471	132,009	137,163
Store closing, asset impairment and asset disposal expenses	164	868	166	1,754
Restructuring charges	—	—	171	—
Goodwill impairment expense	3,389	—	50,389	—

Operating income (loss)	283	1,347	(45,025)	2,731
Interest expense, net	1,162	1,858	2,556	3,724
Loss on extinguishment of debt	—	38	66	38

Loss before income taxes	(879)	(549)	(47,647)	(1,031)
Income tax provision (benefit)	1,036	(159)	1,183	(289)

Net loss	$(1,915)	$(390)	$(48,830)	$(742)

Net loss per share—Basic and diluted	$(0.32)	$(0.07)	$(8.17)	$(0.13)

Average shares outstanding—Basic and diluted	5,994	5,937	5,980	5,894

The accompanying notes are an integral part of these Consolidated Financial Statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total	Comprehensive Loss
	Number of Shares	Amount					Quarter	Year to Date
Balance as of September 30, 2008	6,071	$61	$83,274	$7,505	$(1,372)	$89,468
Net loss	—	—	—	(48,830)	—	(48,830)	$(1,915)	$(48,830)
Amortization of prior service cost for retirement plans, net of tax	—	—	—	—	62	62	31	62
Change in fair value of interest rate swap, net of tax	—	—	—	—	(779)	(779)	153	(779)

Comprehensive loss							$(1,731)	$(49,547)

Stock-based compensation	35	—	1,088	—	—	1,088
Tax benefit shortfall from stock option exercises and restricted stock vesting	—	—	(732)	—	—	(732)
Repurchase and retirement of common shares	(2)	—	(12)	—	—	(12)

Balance as of March 31, 2009	6,104	$61	$83,618	$(41,325)	$(2,089)	$40,265

Balance as of September 30, 2007	5,963	$60	$81,047	$8,820	$(1,404)	$88,523
Net loss	—	—	—	(742)	—	(742)	$(390)	$(742)
Amortization of prior service cost for retirement plans, net of tax	—	—	—	—	81	81	56	81
Change in fair value of interest rate swap, net of tax	—	—	—	—	(1,488)	(1,488)	(867)	(1,488)
Unrealized loss on investments, net of tax	—	—	—	—	(83)	(83)	(49)	(83)

Comprehensive loss							$(1,250)	$(2,232)

Cumulative effect of adoption of FIN No. 48, Note 9	—	—	—	74	—	74
Stock-based compensation	41	—	1,126	—	—	1,126
Exercise of stock options	73	1	683	—	—	684
Tax benefit shortfall from stock option exercises and restricted stock vesting	—	—	(581)	—	—	(581)
Repurchase and retirement of common shares	(7)	—	(117)	—	—	(117)

Balance as of March 31, 2008	6,070	$61	$82,158	$8,152	$(2,894)	$87,477

The accompanying notes are an integral part of these Consolidated Financial Statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended March 31,
	2009	2008
Cash Flows from Operating Activities
Net loss	$(48,830)	$(742)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,731	7,957
Stock-based compensation expense	1,088	1,126
Loss on impairment of long-lived assets	363	946
Loss on impairment of goodwill	50,389	—
Loss (gain) on disposal of assets	(142)	238
Loss on extinguishment of debt	66	38
Deferred income tax benefit	(792)	(758)
Amortization of deferred financing costs	114	125
Changes in assets and liabilities:
Decrease (increase) in —
Trade receivables	(595)	4,393
Inventories	8,214	308
Prepaid expenses and other current assets	1,999	(1,480)
Other non-current assets	(15)	168
Increase (decrease) in —
Accounts payable, accrued expenses and other current liabilities	3,779	(6,837)
Deferred rent and other non-current liabilities	1,291	3,646

Net cash provided by operating activities	24,660	9,128

Cash Flows from Investing Activities
Contribution to grantor trust	—	(160)
Capital expenditures	(7,706)	(8,206)
Proceeds from sale of assets held for sale	526	—
Purchase of intangible assets	(201)	(88)

Net cash used in investing activities	(7,381)	(8,454)

Cash Flows from Financing Activities
Increase (decrease) in cash overdraft	(1,452)	2,272
Repayment of long-term debt	(10,541)	(5,848)
Deferred financing costs	—	(21)
Repurchase of common stock	(12)	(117)
Proceeds from exercise of stock options	—	684

Net cash used in financing activities	(12,005)	(3,030)

Net Increase in Cash and Cash Equivalents	5,274	(2,356)
Cash and Cash Equivalents, Beginning of Period	12,148	10,130

Cash and Cash Equivalents, End of Period	$17,422	$7,774

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$2,217	$4,066

Cash paid for income taxes	$215	$495

The accompanying notes are an integral part of these Consolidated Financial Statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

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

The Company operates on a fiscal year ending September 30 of each year. All references to fiscal years of the Company refer to fiscal years, or periods within such fiscal years, ended on September 30 in those years. For example, the Company’s “fiscal 2009” will end on September 30, 2009. Certain reclassifications have been made to the prior year consolidated financial statements to conform to the current year presentation. In addition, the statement of cash flows for the six months ended March 31, 2008 was revised to reflect the tax benefit shortfall from stock option exercises and restricted stock vesting as an operating activity item rather than a financing activity item. The effect was to decrease net cash provided by operating activities by $581,000 and increase net cash provided by financing activities by $581,000.

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

Options and unvested restricted stock totaling 964,403 and 872,266 shares of the Company’s common stock were outstanding as of March 31, 2009 and 2008, respectively, but were not included in the computation of Diluted EPS for the three months and six months ended March 31, 2009 and 2008, due to the Company’s net loss. Had the Company reported a profit for the three months ended March 31, 2009 and 2008, the weighted average number of dilutive shares outstanding for computation of Diluted EPS would have been approximately 5,997,000 and 6,070,000, respectively. Had the Company reported a profit for the six months ended March 31, 2009 and 2008, the weighted average number of dilutive shares outstanding for computation of Diluted EPS would have been approximately 5,990,000 and 6,035,000, respectively.

3.	INVENTORIES

Inventories were comprised of the following (in thousands):

	March 31, 2009	September 30, 2008
Finished goods	$73,648	$81,028
Work-in-progress	2,784	2,904
Raw materials	3,410	4,124

	$79,842	$88,056

4.	RESTRUCTURING CHARGES

On July 1, 2008, the Company announced that it was streamlining its merchandise brands and store nameplates and implementing cost reductions in order to simplify its business model, reduce overhead costs and improve its merchandise assortments. Pursuant to the strategic restructuring, the Company is rebranding its Mimi Maternity® merchandise brand under its A Pea in the Pod® brand beginning with the Spring 2009 collection, which initially debuted in November 2008. The Company also is streamlining its store nameplates by renaming its single-brand Mimi Maternity stores as A Pea in the Pod, and by renaming its multi-brand Mimi Maternity stores as Destination Maternity®. In connection with the strategic restructuring the Company also reduced its corporate headcount. The Company incurred pretax expense of $936,000 from its restructuring and cost reduction actions in fiscal 2008, consisting of $691,000 for cash severance expense and severance-related benefits, and $245,000 of expense for accelerated depreciation of existing store signs resulting from planned store signage changes. The Company incurred pretax expense of $171,000 in the first six months of fiscal 2009, consisting of $43,000 for cash severance expense and $128,000 for accelerated depreciation. A summary of the charges incurred and reserves recorded in connection with the restructuring activities is as follows (in thousands):

	Balance Accrued September 30, 2008	Six Months Ended March 31, 2009			Balance Accrued March 31, 2009	Cumulative Charges Incurred to March 31, 2009
		Charges Incurred	Payments/ Adjustments
Severance and related benefits	$224	$43	$(198)		$69	$734
Accelerated depreciation of store signage	—	128	(128	)(1)	—	373

Total	$224	$171	$(326)		$69	$1,107

(1)	Adjustment to reduce net book value of associated property, plant and equipment

5.	GOODWILL IMPAIRMENT

For purposes of the Company’s impairment testing under Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, the Company has one reporting unit based on the Company’s reporting structure. The fair value of the Company’s single reporting unit is determined based on a combination of the fair market value of the Company’s outstanding common stock on a control basis, a discounted cash flow analysis and other generally accepted valuation methodologies and, if necessary, with the assistance of an outside independent valuation specialist. As a result of a substantial decrease in the market price of the Company’s common stock subsequent to September 30, 2008, reflecting deteriorating overall economic conditions and the very difficult equity market conditions of recent months, the Company reassessed the carrying value of its goodwill as of December 31, 2008, in accordance with the interim period requirements of SFAS No. 142, and concluded that its goodwill was impaired. Consequently, the Company recorded a preliminary non-cash goodwill impairment charge of $47,000,000, on both a pretax and after tax basis, in the first quarter of fiscal 2009. The final results of the Company’s evaluation completed during the second quarter of fiscal 2009 indicated the goodwill was fully impaired. Accordingly, the Company recorded a $3,389,000 non-cash goodwill impairment charge in the second quarter of fiscal 2009, representing the remaining carrying value of the goodwill as of December 31, 2008. The goodwill impairment analysis involved calculating the implied fair value of the Company’s goodwill by allocating the fair value of the Company’s single reporting unit to all assets and liabilities other than goodwill (including both recognized and unrecognized intangible assets) and comparing the residual amount to the carrying value of goodwill. The non-cash goodwill impairment charges do not have any adverse effect on the covenant calculations under the Company’s debt agreements or the Company’s overall compliance with the covenants of the Company’s debt agreements.

6.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities were comprised of the following (in thousands):

	March 31, 2009	September 30, 2008
Salaries, wages and employee benefits	$12,946	$10,596
Income taxes payable	1,598	—
Interest	853	1,012
Deferred rent	3,779	4,302
Sales taxes	2,931	2,627
Insurance	1,672	835
Audit and legal	1,675	1,464
Accrued store construction costs	231	760
Gift certificates and store credits	4,442	4,960
futuretrust® college savings program	1,609	1,811
Supplemental executive retirement plan benefits	1,860	1,560
Other	9,146	7,879

	$42,742	$37,806

7.	LONG-TERM DEBT AND LINE OF CREDIT

On March 13, 2007, the Company entered into a Term Loan and Security Agreement (the “Term Loan Agreement”) for a $90,000,000 senior secured Term Loan B due March 13, 2013 (the “Term Loan”), the proceeds of which were received on April 18, 2007 and were used to redeem the remaining $90,000,000 principal amount of its 11 1/4% senior notes (the “Senior Notes”). The interest rate on the Term Loan is equal to, at the Company’s election, either (i) the prime rate plus 1.00%, or (ii) the LIBOR rate plus the applicable margin. The applicable margin was initially fixed at 2.50% through and including the fiscal quarter ended September 30, 2007. Thereafter, the applicable margin for LIBOR rate borrowings is either 2.25% or 2.50%, depending on the Company’s Consolidated Leverage Ratio (as defined). Based upon the Company’s applicable quarterly Consolidated Leverage Ratio during the first six months of fiscal 2009, the applicable margin for LIBOR rate borrowings remained at 2.50% for the first six months of fiscal 2009. The Company is required to make minimum repayments of the principal amount of the Term Loan in quarterly installments of $225,000 each. The Company is also required to make an annual principal repayment equal to 25% or 50% of Excess Cash Flow (as defined) in excess of $5,000,000 for each fiscal year, with the 25% or 50% factor depending on our Consolidated Leverage Ratio. The required principal repayment for fiscal 2008, which was calculated based on the 50% factor, was $622,000 and was paid in December 2008. Additionally, the Term Loan can be prepaid at the Company’s option, in part or in whole, at any time without any prepayment premium or penalty. During the first six months of fiscal 2009, the Company prepaid $10,000,000 of the outstanding Term Loan, including the $622,000 prepayment required under the annual excess cash flow provision of the Term Loan. At March 31, 2009, the Company’s indebtedness under the Term Loan Agreement was $65,200,000.

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

In order to mitigate the Company’s floating rate interest risk on the variable rate Term Loan, the Company entered into an interest rate swap agreement with the agent bank for the Term Loan that commenced on April 18, 2007, the date the $90,000,000 Term Loan proceeds were received, and expires on April 18, 2012. The interest rate swap agreement effectively converts a specified amount of the Term Loan (equal to the notional amount of the interest rate swap) from a floating interest rate of LIBOR plus 2.50% (subject to reduction to LIBOR plus 2.25% if the Company achieves a specified leverage ratio), to a fixed interest rate of 7.50% (subject to reduction to 7.25% if the Company achieves a specified leverage ratio). The notional amount of the interest rate swap was $75,000,000 at the inception of the swap agreement and decreases over time to a notional amount of $5,000,000 at the expiration date. The notional amount of the swap was $50,000,000 as of March 31, 2009 and over the next eighteen months decreases as follows: to $42,500,000 starting April 20, 2009; to $35,000,000 starting October 19, 2009; and to $27,500,000 starting April 19, 2010.

In connection with the Term Loan transaction, the Company amended its existing $60,000,000 revolving credit facility (the “Credit Facility”) in order to permit the new Term Loan financing. This amendment of the Credit Facility also extended its maturity from October 15, 2009 to March 13, 2012, increased its size to $65,000,000, and reduced the LIBOR-based interest rate option under the facility by 0.25%. There are no financial covenant requirements under the Credit Facility provided that Excess Availability (as defined) does not fall below 10% of the Borrowing Base (as defined). If Excess Availability were to fall below 10% of the Borrowing Base, the Company would be required to meet a specified minimum Fixed Charge Coverage Ratio (as defined). During the first six months of fiscal 2009 and 2008, the Company exceeded the minimum requirements for Excess Availability. As of March 31, 2009, the Company had no outstanding borrowings under the Credit Facility and $13,369,000 in letters of credit, with $37,613,000 of availability under the credit line based on Borrowing Base limitations.

8.	FAIR VALUE MEASUREMENTS

The Company adopted SFAS No. 157, Fair Value Measurements, on October 1, 2008. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard establishes a framework for measuring fair value focused on exit price and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements as follows:

•	Level 1—Quoted market prices in active markets for identical assets or liabilities

•	Level 2—Observable market-based inputs or inputs that are corroborated by observable market data

•	Level 3—Unobservable inputs that are not corroborated by market data

The Company’s interest rate swap is required to be measured at fair value on a recurring basis. At March 31, 2009, the interest rate swap was a liability with a fair value of $2,641,000, included in Deferred rent and other non-current liabilities in the accompanying Consolidated Balance Sheet. The fair value of the interest rate swap was derived from a discounted cash flow analysis utilizing an interest rate yield curve that is readily available to the public or can be derived from information available in publicly quoted markets, which the Company considers to be Level 2 inputs.

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

As of March 31, 2009, the Company had $2,448,000 of unrecognized tax benefits, including accrued interest and penalties of $1,132,000. The Company records interest and penalties related to unrecognized tax benefits in income tax provision (benefit). If recognized, the portion of the liabilities for unrecognized tax benefits that would impact the Company’s effective tax rate was $1,719,000.

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

On March 2, 2007, the Company entered into Supplemental Executive Retirement Agreements (the “SERP Agreements”) with Dan W. Matthias, the Company’s Chairman of the Board and then Chief Executive Officer (“CEO”), and Rebecca Matthias, the Company’s President and Chief Creative Officer (the “SERP Executives”). The Company’s Transition Agreement with Mr. Matthias in connection with his retirement as CEO effective September 30, 2008, amended his SERP Agreement to provide for full vesting of the benefits payable to Mr. Matthias and to increase the total of the amounts payable under the SERP Agreement to approximately 10% more than the amount that would have been payable on September 30, 2012 (the date the SERP Agreement had otherwise been expected to fully vest). The SERP Agreement benefits, totaling $3,960,000, will be paid to Mr. Matthias in installments over a period of four years commencing in April 2009. On April 1, 2009 the Company paid $960,000 to Mr. Matthias representing the first installment of the SERP benefits.

Benefits payable to Ms. Matthias under her SERP Agreement vest over time based on service rendered and are expected to fully vest by September 30, 2012.

The components of net periodic pension cost on a pretax basis were as follows (in thousands):

	Three Months Ended, March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Service cost	$143	$243	$286	$486
Interest cost	79	45	158	90
Amortization of prior service cost	49	88	98	176

Total net periodic benefit cost	$271	$376	$542	$752

On May 20, 2008, the Company entered into (i) a Letter Agreement with the SERP Executives and the trustee (the “Trustee”) for the grantor trust, which was established for the purpose of accumulating assets in anticipation of the Company’s payment obligations under the SERP Agreements (the “Grantor Trust”), and (ii) an amendment to the Grantor Trust agreement with the Trustee (collectively the “Agreements”). The Agreements amended the SERP Agreements and the Grantor Trust agreement to provide for the Company to deliver an irrevocable standby letter of credit to the Trustee in an amount equal to the Company’s then current funding obligation under the SERP Agreements, which was $3,885,000. The amendments affected by the Agreements also allow for, at the Company’s option, the issuance from time to time of irrevocable standby letters of credit, or the increase of size of an irrevocable standby letter of credit already held by the Trustee, in lieu of any deposit to the Grantor Trust otherwise required in the future. In addition, the Agreements permit the Company, from time to time at its sole discretion, to reduce the size of any irrevocable standby letter of credit issued to the Trustee, so long as the Company simultaneously funds the Grantor Trust with an amount of cash equal to the amount of the reduction of the letter of credit. In October 2008, the Company increased the irrevocable standby letter of credit issued to the Trustee to a total of $6,779,000, in lieu of deposits to the Grantor Trust, in connection with the full vesting of Mr. Matthias’ benefits under the Transition Agreement and the annual increase in vesting of Ms. Matthias’ benefits. In April 2009, the Company reduced the irrevocable standby letter of credit by $960,000, to a total of $5,819,000, in connection with the April 2009 benefit payment made to Mr. Matthias.

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

Geographic Information. Information concerning the Company’s operations by geographic area was as follows (in thousands):

	Three Months Ended, March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Net Sales to Unaffiliated Customers
United States	$125,536	$134,423	$255,521	$272,244
Foreign	$4,546	$4,582	$9,373	$9,637

	March 31, 2009	September 30, 2008
Long-Lived Assets
United States	$63,699	$64,699
Foreign	$2,236	$2,301

Major Customers. For the periods presented, the Company did not have any one customer who represented more than 10% of its net sales.

14.	INTEREST EXPENSE, NET

Interest expense, net was comprised of the following (in thousands):

	Three Months Ended, March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Interest expense	$1,170	$1,859	$2,569	$3,816
Interest income	(8)	(1)	(13)	(92)

Interest expense, net	$1,162	$1,858	$2,556	$3,724

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our fiscal year ends on September 30. All references in this discussion to our fiscal years refer to the fiscal year, or periods within the fiscal year, ended on September 30 in the year mentioned. For example, our “fiscal 2009” will end on September 30, 2009.

Restructuring

On July 1, 2008, we announced that we were streamlining our merchandise brands and store nameplates and implementing cost reductions in order to simplify our business model, reduce overhead costs and improve and tighten our merchandise assortments. Pursuant to the strategic restructuring, we are rebranding our Mimi Maternity® merchandise brand under our A Pea in the Pod® brand beginning with the Spring 2009 collection, which initially debuted in November 2008. We are also streamlining our store nameplates, which began in November 2008, by renaming our single-brand Mimi Maternity stores as A Pea in the Pod, and by renaming our multi-brand Mimi Maternity stores as Destination Maternity®. We incurred pretax expense of approximately $0.9 million from our restructuring and cost reduction actions in the fourth quarter of fiscal 2008, consisting of approximately $0.7 million for cash severance expense and severance-related benefits, and approximately $0.2 million of non-cash expense for accelerated depreciation of existing store signs resulting from planned store signage changes. We incurred pretax expense of approximately $0.2 million in the first six months of fiscal 2009, consisting of approximately $43,000 for cash severance expense and $0.1 million of non-cash expense for accelerated depreciation. We expect to incur additional pretax cash severance expense of approximately $0.2 million in the third quarter of fiscal 2009. We expect to realize approximately $7.7 million of annualized pretax expense savings from all cost reductions associated with our strategic restructuring actions, and we began to realize these savings in the fourth quarter of fiscal 2008.

Goodwill Impairment

For purposes of our impairment testing under SFAS No. 142, Goodwill and Other Intangible Assets, we have one reporting unit based on our reporting structure. The fair value of our single reporting unit is determined based on a combination of the fair market value of our outstanding common stock on a control basis, a discounted cash flow analysis and other generally accepted valuation methodologies and, if necessary, with the assistance of an outside independent valuation specialist. As a result of a substantial decrease in the market price of our common stock subsequent to September 30, 2008, reflecting deteriorating overall economic conditions and the very difficult equity market conditions of recent months, we reassessed the carrying value of our goodwill as of December 31, 2008, in accordance with the interim period requirements of SFAS No. 142, and concluded that our goodwill was impaired. Consequently, we recorded a preliminary non-cash goodwill impairment charge of $47.0 million, on both a pretax and after tax basis, in the first quarter of fiscal 2009. The preliminary goodwill impairment charge reflected the indication from the impairment analysis performed in the first quarter of fiscal 2009, was subject to finalization of certain fair value estimates being performed with the assistance of an outside independent valuation specialist, and was subject to adjustment when all aspects of the analysis were completed. The final results of our evaluation completed during the second quarter of fiscal 2009 indicated the goodwill was fully impaired. Accordingly, we recorded a $3.4 million non-cash goodwill impairment charge in the second quarter of fiscal 2009, representing the remaining carrying value of the goodwill as of December 31, 2008. The goodwill impairment analysis involved calculating the implied fair value of our goodwill by allocating the fair value of our single reporting unit to all assets and liabilities other than goodwill (including both recognized and unrecognized intangible assets) and comparing the residual amount to the carrying value of goodwill. The non-cash goodwill impairment charges do not have any adverse effect on the covenant calculations under our debt agreements or our overall compliance with the covenants of our debt agreements.

Results of Operations

The following tables set forth certain operating data as a percentage of net sales and as a percentage change for the three and six months ended March 31:

	% of Net Sales (1)				% Period to Period Increase (Decrease)
	Three Months Ended March 31,		Six Months Ended March 31,		Three Months Ended March 31, 2009 vs. 2008	Six Months Ended March 31, 2009 vs. 2008
	2009	2008	2009	2008
Net sales	100.0%	100.0%	100.0%	100.0%	(6.4)%	(6.0)%
Cost of goods sold (2)	46.3	49.9	48.0	49.7	(13.1)	(9.3)

Gross profit	53.7	50.1	52.0	50.3	(0.2)	(2.8)
Selling, general and administrative expenses (3)	50.8	48.5	49.8	48.7	(2.2)	(3.8)
Store closing, asset impairment and asset disposal expenses	0.1	0.6	0.1	0.6	(81.1)	(90.5)
Restructuring charges	—	—	0.1	—	N.M.	N.M.
Goodwill impairment expense	2.6	—	19.0	—	N.M.	N.M.

Operating income (loss)	0.2	1.0	(17.0)	1.0	(79.0)	N.M.
Interest expense, net	0.9	1.3	1.0	1.3	(37.5)	(31.4)
Loss on extinguishment of debt	—	0.0	0.0	0.0	N.M.	73.7

Loss before income taxes	(0.7)	(0.4)	(18.0)	(0.4)	60.1	N.M.
Income tax provision (benefit)	0.8	(0.1)	0.4	(0.1)	N.M.	N.M.

Net loss	(1.5)%	(0.3)%	(18.4)%	(0.3)%	N.M.	N.M.

N.M.—Not meaningful

(1)	Components may not add to total due to rounding.

(2)	The “Cost of goods sold” line item includes merchandise costs (including customs duty expenses), expenses related to inventory shrinkage, product related corporate expenses (including expenses related to our payroll, benefit costs and operating expenses of our buying departments), inventory reserves (including lower of cost or market reserves), inbound freight charges, purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs, and the other costs of our distribution network.

(3)	The “Selling, general and administrative expenses” line item includes advertising and marketing expenses, corporate administrative expenses, store expenses (including store payroll and store occupancy expenses), and store opening expenses.

The following table sets forth certain information concerning the number of our stores and leased departments for the periods indicated:

	Three Months Ended
	March 31, 2009			March 31, 2008
Retail Locations	Stores	Leased Departments	Total Retail Locations	Stores	Leased Departments	Total Retail Locations
Beginning of period	750	283	1,033	772	772	1,544
Opened	2	72	74	10	2	12
Closed	(18)	(1)	(19)	(16)	(3)	(19)

End of period	734	354	1,088	766	771	1,537

	Six Months Ended
	March 31, 2009			March 31, 2008
Retail Locations	Stores	Leased Departments	Total Retail Locations	Stores	Leased Departments	Total Retail Locations
Beginning of period	754	278	1,032	781	795	1,576
Opened	9	77	86	17	4	21
Closed	(29)	(1)	(30)	(32)	(28)	(60)

End of period	734	354	1,088	766	771	1,537

Three Months Ended March 31, 2009 and 2008

Net Sales. Our net sales for the second quarter of fiscal 2009 decreased by 6.4%, or $8.9 million, to $130.1 million from $139.0 million for the second quarter of fiscal 2008. The decrease in sales versus last year resulted primarily from a decrease in Sears® leased department sales, due to the closure of all of our remaining leased departments within Sears stores during the month of June 2008, a decrease in comparable store sales and decreased sales from our licensed relationships. Comparable store sales decreased by 2.8% for the second quarter of fiscal 2009, based on 949 retail locations, versus a comparable store sales decrease of 1.7% for the second quarter of fiscal 2008, based on 1,394 retail locations.

As of March 31, 2009, we operated a total of 734 stores and 1,088 total retail locations, compared to 766 stores and 1,537 total retail locations as of March 31, 2008. In addition, our Oh Baby by Motherhood™ collection is available at Kohl’s® stores throughout the United States. During the second quarter of fiscal 2009, we opened two stores, one of which was a multi-brand store, and closed 18 stores, with three of the store closings related to multi-brand store openings. The decrease in leased department locations at the end of March 2009 versus the end of March 2008 predominantly reflects the closure of the leased departments within Sears stores as compared to the 477 Sears leased departments operated by us at the end of March 2008, partially offset by the opening of an additional 69 Babies“R”US® leased department locations in January 2009 and February 2009.

Gross Profit. Our gross profit for the second quarter of fiscal 2009 increased by 0.2%, or $0.2 million, to $69.9 million from $69.7 million for the second quarter of fiscal 2008. Gross profit as a percentage of net sales (gross margin) for the second quarter of fiscal 2009 was 53.7% compared to 50.1% for the second quarter of fiscal 2008. The increase in gross profit and gross margin for the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008 was due primarily to higher merchandise gross margin from better pricing and lower overall markdown levels.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses for the second quarter of fiscal 2009 decreased by 2.2%, or $1.5 million, to $66.0 million from $67.5 million for the second quarter of fiscal 2008. This decrease in expense for the quarter resulted primarily from a decrease in store occupancy, lower corporate payroll from our restructuring, and store payroll, reflecting our reduced number of stores and leased departments, partially offset by higher variable incentive compensation expense resulting from increased profitability. As a percentage of net sales, selling, general and administrative expenses increased to 50.8% for the second quarter of fiscal 2009 compared to 48.5% in the second quarter of fiscal 2008. This increase in the expense percentage for the quarter resulted primarily from negative expense leverage from the decrease in sales, partially offset by the $1.5 million decrease in selling, general and administrative expenses.

Store Closing, Asset Impairment and Asset Disposal Expenses. Our store closing, asset impairment, and asset disposal expenses for the second quarter of fiscal 2009 decreased significantly to $0.2 million from $0.9 million for the second quarter of fiscal 2008. We recorded a slight gain relating to store closings and other asset disposals of $36,000 for the second quarter of fiscal 2009, as compared to $0.5 million for the second quarter of fiscal 2008. We incurred lower impairment charges for write-downs of long-lived assets of $0.2 million for the second quarter of fiscal 2009, as compared to $0.4 million for the second quarter of fiscal 2008.

Goodwill Impairment Expense. We recorded a non-cash goodwill impairment charge of $3.4 million, in the second quarter of fiscal 2009, representing the remaining carrying value of the goodwill as of December 31, 2008.

Operating Income. We had operating income of $0.3 million for the second quarter of fiscal 2009. Excluding the goodwill impairment charge, our operating income for the second quarter of fiscal 2009 was $3.7 million, an increase of 172.6% or approximately $2.4 million, from the $1.3 million operating income for the second quarter of fiscal 2008, which had no goodwill impairment charge. The increase in operating income, excluding the goodwill impairment charge, was primarily due to lower selling, general and administrative expenses, and lower store closing, asset impairment and asset disposal costs. Operating income, excluding the goodwill impairment charge, as a percentage of net sales for the second quarter of fiscal 2009 increased to 2.8% from 1.0% for the second quarter of fiscal 2008. The increase in operating income, excluding the goodwill impairment charge, as a percentage of net sales was primarily due to our higher gross margin, partially offset by our higher operating expense ratio compared to the second quarter of fiscal 2008.

Interest Expense, Net. Our net interest expense for the second quarter of fiscal 2009 decreased by 37.5%, or $0.7 million, to $1.2 million from $1.9 million for the second quarter of fiscal 2008. This decrease was due to our lower debt level, primarily as a result of the $18.0 million of Term Loan prepayments we made in the previous 12 months, and to a lesser extent, lower interest rates and lower credit line borrowings. During the second quarter of fiscal 2009, our average daily level of direct borrowings under our Credit Facility was $0.9 million compared to $8.3 million for the second quarter of fiscal 2008. We did not have any direct borrowings outstanding under our Credit Facility as of March 31, 2009.

Loss on Extinguishment of Debt. In March 2008, we prepaid $5.0 million principal amount of our outstanding Term Loan. The $5.0 million Term Loan prepayment resulted in a second quarter fiscal 2008 pre-tax charge of $38,000, representing the write-off of unamortized deferred financing costs. We did not make any prepayments during the second quarter of fiscal 2009 on the Term Loan.

Income Tax Provision. There was no tax benefit associated with our $3.4 million goodwill impairment charge. Excluding the goodwill impairment charge, our income before income taxes was $2.5 million and our effective tax rate was a provision of 41.3% for the second quarter of fiscal 2009. We had a tax benefit rate of 29.0% for the second quarter of fiscal 2008. Our effective tax rates reflect the effect of additional income tax expense recognized during the fiscal 2009 and 2008 quarters in connection with FIN No. 48. We expect our effective tax rate for the full year fiscal 2009 to be approximately 40.5%, excluding the effect of goodwill impairment charges.

Net Loss. Net loss for the second quarter of fiscal 2009 was $(1.9) million, or $(0.32) per share (diluted). Net loss for the second quarter of fiscal 2009 includes the goodwill impairment charge of $3.4 million, or $(0.57) per diluted share. Excluding the goodwill impairment charge, our net income was $1.5 million or $0.25 per share (diluted), compared to a net loss of $(0.4) million or $(0.07) per share (diluted) for the second quarter of fiscal 2008, which had no goodwill impairment charge.

Our average shares outstanding (basic and diluted) of 5,994,000 for the second quarter of fiscal 2009 were 1.0% higher than the 5,937,000 average shares outstanding (basic and diluted) for the second quarter of fiscal 2008. The increase in average shares outstanding reflects the higher shares outstanding in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008, primarily as a result of vesting of restricted stock. Had we reported a profit for the three month periods ended March 31, 2009 and 2008, the weighted average number of dilutive shares outstanding for computation of Diluted EPS would have been approximately 5,997,000 and 6,070,000, respectively.

Following is a reconciliation of net loss and net loss per share (diluted) to net income (loss) excluding goodwill impairment expense for the three months ended March 31, 2009 and 2008 (in thousands, except per share amounts):

	Three Months Ended March 31, 2009			Three Months Ended March 31, 2008
	Net Income (Loss)	Shares	Diluted EPS	Net Income (Loss)	Shares	Diluted EPS
Net loss	$(1,915)	5,994	$(0.32)	$(390)	5,937	$(0.07)
Goodwill impairment expense, net of tax	3,389	—		—	—
Incremental shares from the assumed lapse of restrictions on restricted stock awards	—	3		—	—

Net income (loss) excluding goodwill impairment expense	$1,474	5,997	$0.25	$(390)	5,937	$(0.07)

Six Months Ended March 31, 2009 and 2008

Net Sales. Our net sales for the first six months of fiscal 2009 decreased by 6.0%, or $17.0 million, to $264.9 million from $281.9 million for the first six months of fiscal 2008. The decrease in sales versus last year resulted primarily from a decrease in Sears leased department sales, a decrease in comparable store sales and a decrease in sales from our licensed relationships. Comparable store sales decreased by 1.5% for the first six months of fiscal 2009, based on 935 retail locations, versus a comparable store sales decrease of 2.9% for the first six months of fiscal 2008, based on 1,330 retail locations.

During the first six months of fiscal 2009, we opened nine stores, three of which were multi-brand stores, and closed 29 stores, with six of the store closings related to multi-brand store openings.

Gross Profit. Our gross profit for the first six months of fiscal 2009 decreased by 2.8%, or $3.9 million, to $137.7 million from $141.6 million for the first six months of fiscal 2008, primarily reflecting the effect of our lower sales volume compared to last year. Gross profit as a percentage of net sales (gross margin) for the first six months of fiscal 2009 was 52.0% compared to 50.3% for the first six months of fiscal 2008. The increase in gross margin for the first six months of fiscal 2009 compared to the first six months of fiscal 2008 was due primarily to higher merchandise gross margin from better pricing and lower overall markdown levels, partially offset by the effect of spreading fixed product overhead costs over a smaller sales volume.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses for the first six months of fiscal 2009 decreased by 3.8%, or $5.2 million, to $132.0 million from $137.2 million for the first six months of fiscal 2008. This decrease in expense for the first six months resulted primarily from a decrease in store occupancy, lower corporate payroll from our restructuring, and store payroll, reflecting our reduced number of stores and leased departments, partially offset by higher variable incentive compensation expense resulting from increased profitability. As a percentage of net sales, selling, general and administrative expenses increased to 49.8% for the first six months of fiscal 2009 compared to 48.7% in the first six months of fiscal 2008. This increase in the expense percentage for the six-month period resulted primarily from negative expense leverage from the decrease in sales, partially offset by the $5.2 million decrease in selling, general and administrative expenses.

Store Closing, Asset Impairment and Asset Disposal Expenses. Our store closing, asset impairment, and asset disposal expenses for the first six months of fiscal 2009 decreased significantly to $0.2 million from $1.8 million for the first six months of fiscal 2008. We incurred charges relating to store closings and other asset disposals of $0.1 million for the first six months of fiscal 2009, as compared to charges of $0.8 million for the first six months of fiscal 2008. We incurred lower impairment charges for write-downs of long-lived assets of $0.4 million for the first six months of fiscal 2009, as compared to approximately $1.0 million for the first six months of fiscal 2008. We recognized a gain of $0.3 million from the sale of the remaining Costa Rica facility acquired in a fiscal 2002 business purchase.

Restructuring Charges. In the first six months of fiscal 2009, we incurred pretax expense of $0.2 million from our strategic restructuring and cost reduction actions.

Goodwill Impairment Expense. We recorded non-cash goodwill impairment charges of $50.4 million in the first six months of fiscal 2009 to reflect the full impairment of our goodwill based on the final results of the impairment analysis completed during the second quarter of fiscal 2009.

Operating Income (loss). We had operating loss of $(45.0) million for the first six months of fiscal 2009. Excluding the goodwill impairment charges, our operating income for the first six months of fiscal 2009 was $5.4 million, an increase of 96.4% or approximately $2.7 million, from the $2.7 million operating income for the first six months of fiscal 2008, which had no goodwill impairment charge. The increase in operating income, excluding the goodwill impairment charges, was primarily due to lower selling, general and administrative expenses, and lower store closing, asset impairment and asset disposal costs, partially offset by the lower sales volume and associated gross profit reduction. Operating income, excluding the goodwill impairment charges, as a percentage of net sales for the first six months of fiscal 2009 increased to 2.0% from 1.0% for the first six months of fiscal 2008. The increase in operating income, excluding the goodwill impairment charges, as a percentage of net sales was primarily due to our higher gross margin, partially offset by our higher operating expense ratio compared to the second quarter of fiscal 2008.

Interest Expense, Net. Our net interest expense for the first six months of fiscal 2009 decreased by 31.4%, or approximately $1.1 million, to $2.6 million from $3.7 million for the first six months of fiscal 2008. This decrease was due to our lower debt level, primarily as a result of the $18.0 million of Term Loan prepayments we made in the previous 12 months, and to a lesser extent, lower interest rates and lower credit line borrowings. During the first six months of fiscal 2009, our average daily level of direct borrowings under our Credit Facility was $0.5 million compared to $6.3 million for the first six months of fiscal 2008. We did not have any direct borrowings outstanding under our Credit Facility as of March 31, 2009.

Loss on Extinguishment of Debt. In the first six months of fiscal 2009, we prepaid $10.0 million principal amount of our outstanding Term Loan, which resulted in a pre-tax charge of $66,000 representing the write-off of unamortized deferred financing costs, compared to prepaying $5.0 million in the first six months of fiscal 2008 resulting in a pre-tax charge of $38,000 of unamortized deferred financing costs for the first six months of fiscal 2008.

Income Tax Provision. There was no tax benefit associated with our $50.4 million goodwill impairment charges. Excluding the goodwill impairment charges, our income before income taxes was $2.7 million and our effective tax rate was a provision of 43.1% for the first six months of fiscal 2009. We had a tax benefit rate of 28.0% for the first six months of fiscal 2008. Our effective tax rates reflect the effect of additional income tax expense recognized during the first six months of fiscal 2009 and fiscal 2008 in connection with FIN No. 48.

Net Loss. Net loss for the first six months of fiscal 2009 was $(48.8) million, or $(8.17) per share (diluted). Net loss for the first six months of fiscal 2009 includes the goodwill impairment charges of $50.4 million, or $(8.43) per diluted share. Excluding the goodwill impairment charges, our net income was $1.6 million or $0.26 per share (diluted), compared to a net loss of $(0.7) million or $(0.13) per share (diluted) for the first six months of fiscal 2008, which had no goodwill impairment charges.

Our average shares outstanding (basic and diluted) of 5,980,000 for the first six months of fiscal 2009 were 1.5% higher than the 5,894,000 average shares outstanding (basic and diluted) for the first six months of fiscal 2008. The increase in average shares outstanding reflects the higher shares outstanding in the first six months of fiscal 2009 compared to the first six months of fiscal 2008, primarily as a result of vesting of restricted stock. Had we reported a profit for the six month periods ended March 31, 2009 and 2008, the weighted average number of dilutive shares outstanding for computation of Diluted EPS would have been approximately 5,990,000 and 6,035,000, respectively.

Following is a reconciliation of net loss and net loss per share (diluted) to net income (loss) excluding goodwill impairment expense for the six months ended March 31, 2009 and 2008 (in thousands, except per share amounts):

	Six Months Ended March 31, 2009			Six Months Ended March 31, 2008
	Net Income (Loss)	Shares	Diluted EPS	Net Income (Loss)	Shares	Diluted EPS
Net loss	$(48,830)	5,980	$(8.17)	$(742)	5,894	$(0.13)
Goodwill impairment expense, net of tax	50,389	—		—	—
Incremental shares from the assumed lapse of restrictions on restricted stock awards	—	9		—	—
Incremental shares from the assumed exercise of outstanding stock options	—	1		—	—

Net income (loss) excluding goodwill impairment expense	$1,559	5,990	$0.26	$(742)	5,894	$(0.13)

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

Liquidity and Capital Resources

Our cash needs have primarily been for (i) debt service, including prepayments, (ii) capital expenditures, including leasehold improvements, fixtures and equipment for new stores, store relocations and expansions of our existing stores, as well as improvements and new equipment for our distribution and corporate facilities and information systems, and (iii) working capital, including inventory to support our business. We have historically financed these capital requirements from cash flows from operations, borrowings under our Credit Facility or available cash balances.

Cash and cash equivalents increased by $5.3 million during the first six months of fiscal 2009 compared to a decrease of $2.4 million for the first six months of fiscal 2008. Cash provided by operations of $24.7 million for the first six months of fiscal 2009 increased by $15.5 million from the $9.1 million cash provided by operations for the first six months of fiscal 2008. This increase in cash provided by operations was primarily the result of working capital changes that provided more cash in the first six months of fiscal 2009 compared to the first six months of fiscal 2008. The working capital changes were primarily (i) an increase in accounts payable, accrued expenses and other current liabilities in the first six months of fiscal

2009 compared to a decrease in the first six months of fiscal 2008, and (ii) a larger decrease in inventories in the first six months of fiscal 2009 compared to the first six months of fiscal 2008, partially offset by an increase in trade accounts receivable in the first six months of fiscal 2009 compared to a decrease for the first six months of fiscal 2008. Our quarterly net income or loss, cash flow adjustments and working capital changes may fluctuate significantly and net cash provided by operating activities for any interim fiscal period is not necessarily indicative of the results that may be achieved for a full fiscal year.

During the first six months of fiscal 2009, we used cash provided by operations primarily to fund repayments of long-term debt and to pay for capital expenditures. Our repayments of long-term debt in the first six months of fiscal 2009 included $10.0 million of prepayments of our Term Loan. For the first six months of fiscal 2009, we spent $7.7 million on capital expenditures, including $5.0 million for leasehold improvements, fixtures and equipment for new store facilities, as well as improvements to existing stores, and $2.7 million for our information systems and distribution and corporate facilities. The remaining cash provided by operations was used to increase available cash. During the first six months of fiscal 2008, we used a significant majority of our cash provided by operations to pay for capital expenditures. We funded repayments of long-term debt, including the $5.0 million prepayment of our Term Loan in March 2008, with the drawdown of a portion of our cash balance, cash generated from cash overdraft timing, the remaining cash provided by operations and cash from the exercise of stock options. For the first six months of fiscal 2008, we spent $8.2 million on capital expenditures, including $6.0 million for leasehold improvements, fixtures and equipment for new store facilities, as well as improvements to existing stores, and $2.2 million for our information systems and distribution and corporate facilities.

On March 13, 2007, we entered into a Term Loan Agreement for a $90.0 million senior secured Term Loan B due March 13, 2013, the proceeds of which were received on April 18, 2007 and were used to redeem the remaining $90.0 million principal amount of our Senior Notes. The interest rate on the Term Loan is equal to, at our election, either (i) the prime rate plus 1.00%, or (ii) the LIBOR rate plus the applicable margin. The applicable margin was initially fixed at 2.50% through and including the fiscal quarter ended September 30, 2007. Thereafter, the applicable margin for LIBOR rate borrowings is either 2.25% or 2.50%, depending on our Consolidated Leverage Ratio (as defined). Based upon our applicable quarterly Consolidated Leverage Ratio during the first six months of fiscal 2009, the applicable margin for LIBOR rate borrowings remained at 2.50% for the first six months of fiscal 2009. We are required to make minimum repayments of the principal amount of the Term Loan in quarterly installments of $225,000 each. We are also required to make an annual principal repayment equal to 25% or 50% of Excess Cash Flow (as defined) in excess of $5,000,000 for each fiscal year, with the 25% or 50% factor depending on our Consolidated Leverage Ratio. The effect of any non-cash goodwill impairment charges is excluded from the calculation of Excess Cash Flow under our Term Loan Agreement. The required principal repayment for fiscal 2008, which was calculated based on the 50% factor, was $0.6 million and was paid in December 2008. Additionally, the Term Loan can be prepaid at our option, in part or in whole, at any time without any prepayment premium or penalty. During the first six months of fiscal 2009, we prepaid $10.0 million of the outstanding Term Loan, including the $0.6 million prepayment required under the annual excess cash flow provision of the Term Loan. At March 31, 2009, our indebtedness under the Term Loan Agreement was $65.2 million.

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

In order to mitigate our floating rate interest risk on the variable rate Term Loan, we entered into an interest rate swap agreement with the Agent bank for the Term Loan that commenced on April 18, 2007, the date the $90.0 million Term Loan proceeds were received, and expires on April 18, 2012. The interest rate swap agreement effectively converts a specified amount of the Term Loan (equal to the notional amount of the interest rate swap) from a floating interest rate of LIBOR plus 2.50% (subject to reduction to LIBOR plus 2.25% if we achieve a specified leverage ratio), to a fixed interest rate of 7.50% (subject to reduction to 7.25% if we achieve a specified leverage ratio). The notional amount of the interest rate swap was $75.0 million at the inception of the swap agreement and decreases over time to a notional amount of $5.0 million at the expiration date. The notional amount of the swap was $50.0 million as of March 31, 2009 and over the next eighteen months decreases as follows: to $42.5 million starting April 20, 2009; to $35.0 million starting October 19, 2009; and to $27.5 million starting April 19, 2010.

In connection with the Term Loan transaction, we amended our existing $60.0 million Credit Facility in order to permit the new Term Loan financing. This amendment of the Credit Facility also extended its maturity from October 15, 2009 to March 13, 2012, increased its size to $65.0 million, and reduced the LIBOR-based interest rate option under the facility by 0.25%. There are no financial covenant requirements under the Credit Facility provided that Excess Availability (as defined) does not fall below 10% of the Borrowing Base (as defined). If Excess Availability were to fall below 10% of the Borrowing Base, we would be required to meet a specified minimum Fixed Charge Coverage Ratio (as defined). During the first six months of fiscal 2009 and 2008, we exceeded the minimum requirements for Excess Availability.

As of March 31, 2009, we had no outstanding borrowings under the Credit Facility and $13.4 million in letters of credit, with $37.6 million of availability under our credit line based on our Borrowing Base limitations. We had average daily direct borrowings of $0.5 million under our Credit Facility for the first six months of fiscal 2009, compared to average daily direct borrowings of $6.3 million during the first six months of fiscal 2008.

In March 2007, we entered into the SERP Agreements with the SERP Executives. In April 2007, we made an initial required contribution of $2.7 million to the Grantor Trust. In November 2007, we made an additional required contribution to the Grantor Trust of $1.2 million. In order to impact positively our ability to comply with the Consolidated Leverage Ratio covenant of our Term Loan Agreement at March 31, 2008, with the consent of the SERP Executives we withdrew $1.0 million from the Grantor Trust on March 28, 2008. The withdrawn funds were used to repay indebtedness under our Credit Facility. On May 20, 2008, we entered into (i) a Letter Agreement with the SERP Executives and the Trustee, and (ii) an amendment to the Grantor Trust agreement with the Trustee (collectively the “Agreements”). The Agreements amended the SERP Agreements and the Grantor Trust agreement to provide for us to deliver an irrevocable standby letter of credit to the Trustee in an amount equal to our then current funding obligation under the SERP Agreements, which was $3.9 million. As provided in the Agreements, in the third quarter of fiscal 2008 we received a distribution of the remaining assets held in the Grantor Trust amounting to $2.8 million. The amendments affected by the Agreements also allow for the issuance, from time to time, of irrevocable standby letters of credit, or the increase of size of an irrevocable standby letter of credit already held by the Trustee, in lieu of any deposit to the Grantor Trust otherwise required in the future. In addition, the Agreements permit us, from time to time at our sole discretion, to reduce the size of any irrevocable standby letter of credit issued to the Trustee, so long as we simultaneously fund the Grantor Trust with an amount of cash equal to the amount of the reduction of the letter of credit. In October 2008, we increased the irrevocable standby letter of credit issued to the Trustee to a total of $6.8 million, in lieu of deposits to the Grantor Trust, in connection with additional vesting of the SERP Executives’ benefits. In April 2009, we reduced the irrevocable standby letter of credit by $1.0 million, to a total of $5.8 million, in connection with the April 2009 SERP benefit payment.

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

Inventories. We value our inventories, which consist primarily of maternity apparel, at the lower of cost or market. Cost is determined on the first-in, first-out method (FIFO) and includes the cost of merchandise, freight, duty and broker fees, as well as applied product related overhead. A periodic review of inventory quantities on hand is performed in order to determine if inventory is properly valued at the lower of cost or market. Factors related to current inventories such as future consumer demand and fashion trends, current aging, current analysis of merchandise based on receipt date, current and anticipated retail markdowns or wholesale discounts, and class or type of inventory are analyzed to determine estimated net realizable values. Criteria utilized by us to quantify aging trends include factors such as the amount of merchandise received within the past twelve months, merchandise received more than one year prior with quantities on-hand in excess of 12 months of sales, and merchandise currently selling below cost. A provision is recorded to reduce the cost of inventories to its estimated net realizable value, if required. Inventories as of March 31, 2009 and September 30, 2008 totaled $79.8 million and $88.1 million, respectively, representing 39.8% and 34.4% of total assets, respectively. Given the significance of inventories to our consolidated financial statements, the determination of net realizable values is considered to be a critical accounting estimate. Any significant unanticipated changes in the factors noted above could have a significant impact on the value of our inventories and our reported operating results.

Long-Lived Assets. Our long-lived assets consist principally of store leasehold improvements (included in the “Property, plant and equipment, net” line item in our consolidated balance sheets) and, to a much lesser extent, lease acquisition costs (included in the “Other intangible assets, net” line item in our consolidated balance sheets). These long-lived assets are recorded at cost and are amortized using the straight-line method over the shorter of the lease term or their useful life. Net long-lived assets as of March 31, 2009 and September 30, 2008 totaled $65.9 million and $66.8 million, respectively, representing 32.9% and 26.1% of total assets, respectively.

In assessing potential impairment of these assets, we periodically evaluate the historical and forecasted operating results and cash flows on a store-by-store basis. Newly opened stores may take time to generate positive operating and cash flow results. Factors such as: (i) store type, that is, Company store or leased department, (ii) store concept, that is, Motherhood Maternity®, A Pea in the Pod® or Destination Maternity®, (iii) store location, for example, urban area versus suburb, (iv) current marketplace awareness of our brands, (v) local customer demographic data, (vi) anchor stores within the mall in which our store is located and (vii) current fashion trends are all considered in determining the time frame required for a store to achieve positive financial results, which is assumed to be within two years from the date a store location is opened. If economic conditions are substantially different from our expectations, the carrying value of certain of our long-lived assets may become impaired. As a result of our impairment assessment, we recorded write-downs of long-lived assets of $0.4 million for the first six months of fiscal 2009, and $0.9 million for the first six months of fiscal 2008, respectively.

Goodwill. The purchase method of accounting for business combinations requires the use of estimates and judgments to allocate the purchase price paid for acquisitions to the fair value of the net tangible and identifiable intangible assets. Goodwill represents the excess of the aggregate purchase price over the fair value of net assets acquired in business combinations and is separately disclosed in our consolidated balance sheets. In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill no longer be amortized, but instead be tested for impairment at least annually or as impairment indicators arise. As of March 31, 2009 and September 30, 2008, goodwill totaled zero and $50.4 million, respectively, representing 0.0% and 19.7% of total assets, respectively.

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

Our goodwill also needs to be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of our single reporting unit below its carrying value. As a result of a substantial decrease in the market price of our common stock subsequent to September 30, 2008, reflecting deteriorating overall economic conditions and the very difficult equity market conditions of recent months, we reassessed the carrying value of our goodwill as of December 31, 2008, in accordance with the interim period requirements of SFAS No. 142 and concluded that our goodwill was impaired. Consequently, we recorded a preliminary non-cash goodwill impairment charge of $47.0 million, on both a pretax and after tax basis, in the first quarter of fiscal 2009. The preliminary goodwill impairment charge reflected the indication from the impairment analysis performed in the first quarter of fiscal 2009, was subject to finalization of certain fair value estimates being performed with the assistance of an outside independent valuation specialist, and was subject to adjustment when all aspects of the analysis were completed. The final results of our evaluation completed during the second quarter of fiscal 2009 indicated the goodwill was fully impaired. Accordingly, we recorded a $3.4 million non-cash goodwill impairment charge, on both a pretax and after tax basis, in the second quarter of fiscal 2009, representing the remaining carrying value of the goodwill as of December 31, 2008. The goodwill impairment analysis involved calculating the implied fair value of our goodwill by allocating the fair value of our single reporting unit to all assets and liabilities other than goodwill (including both recognized and unrecognized intangible assets) and comparing the residual amount to the carrying value of goodwill.

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

The temporary differences between the book and tax treatment of income and expenses result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income. Actual results could differ from our assessments if adequate taxable income is not generated in future periods. Net deferred tax assets as of March 31, 2009 and September 30, 2008 totaled $23.9 million and $23.6 million, respectively, representing 11.9% and 9.2% of total assets, respectively. To the extent we believe that recovery is not more likely than not, we must establish a valuation allowance. To the extent we establish a valuation allowance or change the allowance in a future period, income tax expense will be impacted.

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

Forward-Looking Statements

Some of the information in this report, including the information incorporated by reference (as well as information included in oral statements or other written statements made or to be made by us), contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements involve a number of risks and uncertainties. A number of factors could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, but are not limited to the following: our ability to successfully manage our various business initiatives, our ability to successfully implement our merchandise brand and retail nameplate restructuring, the success of our international expansion, our ability to successfully manage and retain our leased department and licensed relationships and marketing partnerships, future sales trends in our existing store base, unusual weather patterns, changes in consumer preferences and spending patterns, demographics and other macroeconomic factors that may impact the level of spending for maternity apparel, overall economic conditions and other factors affecting consumer confidence, the impact of competition, fluctuations in the price, availability and quality of raw materials and contracted products, availability of suitable store locations, continued availability of capital and financing, goodwill impairment charges, ability to hire and develop senior management and sales associates, ability to develop and source merchandise, ability to receive production from foreign sources on a timely basis, potential stock repurchases, potential debt prepayments, changes in market interest rates, war or acts of terrorism and other factors referenced in our Annual Report on Form 10-K, including those set forth under the caption “Risk Factors.”

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

As of March 31, 2009, we had cash and cash equivalents of $17.4 million. Our cash equivalents consist of money market accounts that bear interest at variable rates. A change in market interest rates earned on our investments impacts the interest income and cash flows, but does not materially impact the fair market value of the financial instruments. Due to the average maturity and conservative nature of our investment portfolio, we believe a sudden change in interest rates would not have a material effect on the value of our investment portfolio.

As of March 31, 2009, the principal components of our debt portfolio were the $65.2 million Term Loan and the $65.0 million Credit Facility, both of which are denominated in U.S. dollars.

Our Credit Facility carries a variable interest rate that is tied to market indices. As of March 31, 2009, we had no direct borrowings and $13.4 million of letters of credit outstanding under our Credit Facility. Borrowings under the Credit Facility would have resulted in interest at a rate between approximately 1.50% and 3.25% per annum as of March 31, 2009. Interest on any future borrowings under the Credit Facility would, to the extent of outstanding borrowings, be affected by changes in market interest rates. A change in market interest rates on the variable rate portion of the debt portfolio impacts the interest expense incurred and cash flows.

The Term Loan carries a variable interest rate that is tied to market indices. The sensitivity analysis as it relates to this portion of our debt portfolio assumes an instantaneous 100 basis point move in interest rates from their levels as of March 31, 2009, with all other variables held constant. The principal amount of the Term Loan was $65.2 million as of March 31, 2009. A 100 basis point increase in market interest rates would result in additional annual interest expense on the Term Loan of approximately $0.7 million. A 100 basis point decline in market interest rates would correspondingly lower our annual interest expense on the Term Loan by approximately $0.7 million.

In order to mitigate our floating rate interest risk on the variable rate Term Loan, we entered into an interest rate swap agreement with the Agent bank for the Term Loan that commenced on April 18, 2007. The interest rate swap agreement effectively converts a specified amount of the Term Loan (equal to the notional amount of the interest rate swap) from a floating interest rate (LIBOR plus 2.50%), to a fixed interest rate (7.50%). The notional amount of the interest rate swap was $75.0 million at inception of the swap agreement and decreases over time to a notional amount of $5.0 million at the expiration date. The notional amount of the swap was $50.0 million as of March 31, 2009 and over the next twelve months decreases as follows: to $42.5 million starting April 20, 2009; and to $35.0 million starting October 19, 2009. Based on the scheduled swap notional amount during the next 12 months of the swap agreement, a 100 basis point increase in market interest rates would result in interest expense savings for the year of approximately $0.4 million. A 100 basis point decline in market interest rates would correspondingly increase our interest expense for the year by approximately $0.4 million. Thus, a 100 basis point increase in market interest rates during the next 12 months of the swap agreement would result in additional interest expense for the year of approximately $0.3 million on the Term Loan and swap agreement combined. A 100 basis point decline in market interest rates during the next 12 months of the swap agreement would correspondingly lower our interest expense for the year by approximately $0.3 million on the Term Loan and swap agreement combined.

Based on the limited other variable rate debt included in our debt portfolio as of March 31, 2009, a 100 basis point increase in interest rates would result in additional interest expense incurred for the year of less than $0.1 million. A 100 basis point decrease in interest rates would correspondingly lower our interest expense for the year by less than $0.1 million.

Other than as described above, we do not believe that the market risk exposure on other financial instruments is material.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to our management on a timely basis to allow decisions regarding required disclosure. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2009, these controls and procedures were effective.

Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the fiscal quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table provides information about purchases by us during the quarter ended March 31, 2009 of equity securities that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
January 1 to January 31, 2009	1,125	$8.12	—	$7,000,000
February 1 to February 28, 2009	90	$7.47	—	$7,000,000
March 1 to March 31, 2009	36	$4.65	—	$7,000,000

Total	1,251	$7.98	—	$7,000,000

(1)	Represents shares repurchased directly from certain employees to satisfy income tax withholding obligations for such employees in connection with restricted stock awards that vested during the period and, to a much lesser extent, fractional shares repurchased in connection with our Employee Stock Purchase Plan.

(2)	On July 29, 2008, our Board of Directors approved a program to repurchase up to $7.0 million of our outstanding common stock. Under the program, we may repurchase shares from time to time through solicited or unsolicited transactions in the open market or in negotiated or other transactions. The program will be in effect until the end of July 2010. There were no repurchases of common stock under the program during the second quarter of fiscal 2009.

Item 4.	Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Stockholders held on January 23, 2009, our stockholders elected three directors of the Company, approved an amendment to our 2005 Equity Incentive Plan, and ratified the Audit Committee’s appointment of KPMG LLP as our independent registered public accounting firm for the fiscal year ending September 30, 2009.

Mr. Arnaud Ajdler, Ms. Anne T. Kavanagh, and Mr. William A. Schwartz, Jr. were each elected to serve as directors at the meeting. The voting results were 5,416,206 shares for and 196,553 shares withheld for Mr. Ajdler, 4,969,144 shares for and 643,614 shares withheld for Ms. Kavanagh, and 5,121,294 shares for and 491,465 shares withheld for Mr. Schwartz. Mr. Joseph A. Goldblum, Mr. Elam M. Hitchner, III, Mr. Edward M. Krell, Mr. Dan W. Matthias, Ms. Rebecca C. Matthias and Mr. David Schlessinger each continue to serve their terms as directors.

The stockholders approved the amendment of our 2005 Equity Incentive Plan, voting 3,205,152 shares for the proposal and 462,916 shares against, with 136 shares abstaining and 1,944,554 broker non-votes. The stockholders approved the ratification of the appointment of KPMG LLP, voting 5,344,805 shares for and 267,936 shares against, with 16 shares abstaining.

Item 6.	Exhibits

Exhibit No.	Description

21	Subsidiaries of the Company.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Senior Vice President & Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Senior Vice President & Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DESTINATION MATERNITY CORPORATION

Date: May 8, 2009	By:	/s/ EDWARD M. KRELL
Edward M. Krell Chief Executive Officer

Date: May 8, 2009	By:	/s/ JUDD P. TIRNAUER
Judd P. Tirnauer Senior Vice President & Chief Financial Officer

INDEX OF EXHIBITS FILED WITH

FORM 10-Q OF DESTINATION MATERNITY CORPORATION

FOR THE QUARTER ENDED MARCH 31, 2009

Exhibit No.	Description

21	Subsidiaries of the Company.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Senior Vice President & Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Senior Vice President & Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.