Form 10-K
period 2009-09-30
Destination Maternity Corp
filed 2009-12-14
CIK 896985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2009

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed using $6.31, the price at which the common equity was last sold as of March 31, 2009 (the last business day of the Registrant’s most recently completed second fiscal quarter), was approximately $37,000,000.

On December 7, 2009, there were 6,192,911 shares of the Registrant’s common stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Stockholders scheduled to be held on January 22, 2010 are incorporated by reference into Part III of this Form 10-K.

PART I.

Our fiscal year ends on September 30. All references in this report to our fiscal years refer to the fiscal year ended on September 30 in the year mentioned. For example, our “fiscal 2009” ended on September 30, 2009. Unless otherwise indicated, operating data referred to in this report is as of September 30, 2009. As used in this report, “retail locations” include our stores and leased departments and exclude locations where Kohl’s® sells our products under an exclusive product and license agreement, and international franchise locations.

Item 1.	Business

Overview

We are the leading designer and retailer of maternity apparel in the United States and are the only nationwide chain of maternity specialty stores. As of September 30, 2009, we operate 1,084 retail locations, including 724 stores in all 50 states, Puerto Rico, Guam and Canada, and 360 leased departments located within department stores and baby specialty stores throughout the United States. We are also the exclusive provider of maternity apparel to Kohl’s, which operates approximately 1,059 stores throughout the United States. We operate our 724 stores under three retail nameplates: Motherhood Maternity®, A Pea in the Pod® and Destination Maternity®. In addition to our 724 stores, we operate 360 maternity apparel departments, which we refer to as leased departments, within leading retailers such as Sears®, Kmart®, Macy’s®, Bloomingdale’s®, Babies“R”Us®, Boscov’s® and Gordmans®. We are the exclusive maternity apparel provider in each of our leased department relationships. In October 2009, we re-launched our Two Hearts Maternity by Destination Maternity™ collection, available exclusively at Sears and Kmart stores. As of November 30, 2009, we operate maternity apparel departments in 522 Sears locations and 101 Kmart locations. The Two Hearts Maternity collection was previously offered in Sears stores from April 2004 through June 2008. We also are expanding internationally and have entered into exclusive store franchise and product supply relationships in India and the Middle East. Finally, we also sell merchandise on the Internet, primarily through DestinationMaternity.com and our various brand-specific websites.

In July 2008, we announced that we were streamlining our merchandise brands and store nameplates and implementing cost reductions in order to simplify our business model, reduce our overhead costs and improve and tighten our merchandise assortments to drive the best possible results both in the near term and in the long term. Pursuant to our strategic restructuring, we rebranded our Mimi Maternity® merchandise brand under our A Pea in the Pod brand beginning with the Spring 2009 collection. Also beginning with the Spring 2009 collection, we rebranded our existing luxury-priced A Pea in the Pod merchandise assortment as the A Pea in the Pod Collection™ to emphasize its exclusive designer brand position. We also streamlined our store nameplates, by renaming our single-brand Mimi Maternity stores as A Pea in the Pod, and by renaming our multi-brand Mimi Maternity stores as Destination Maternity. In connection with the strategic restructuring we also reduced our corporate and field management headcount, and during fiscal 2009 we began to implement actions to achieve further cost reductions. The objectives of our restructuring and cost reduction program are to improve and simplify critical processes, consolidate activities and infrastructure, and reduce our expense structure to be more appropriately aligned with our generation of revenue. We feel strongly that the strategic restructuring and streamlining of our merchandise brands and store nameplates and our other cost reduction initiatives are helping to improve our near-term and long-term profitability by simplifying our brand structure, reducing our cost structure, and leveraging both our renowned A Pea in the Pod luxury brand and our growing multi-brand Destination Maternity store nameplate. These initiatives resulted in approximate pretax savings of $12 million in fiscal 2009, with incremental pretax savings of approximately $5 million projected for fiscal 2010. We project total annualized pretax savings of approximately $22 to $25 million in fiscal 2011 as a result of our cost reduction initiatives, which includes the savings realized in fiscal 2009 plus the incremental projected savings for fiscal 2010.

On December 8, 2008, we changed our corporate name from “Mothers Work, Inc.” to “Destination Maternity Corporation” (the “Company”). The corporate name change was undertaken as an extension of our previously announced strategic restructuring and streamlining of our merchandise brands and store nameplates.

Our Nasdaq® symbol also changed from “MWRK” to “DEST” coincident with the name change. Our comprehensive focus on the needs of all maternity customers is epitomized by our Destination Maternity multi-brand store concept, which includes both our moderate-priced Motherhood Maternity brand and our luxury-priced A Pea in the Pod brand, and provides the broadest range of maternity apparel products, accessories and services available to the maternity customer for all of her lifestyle needs. With Destination Maternity effectively having become our umbrella brand, we believe the name “Destination Maternity Corporation” better aligns our corporate name with our merchandise brands, our store nameplates, and our overall business scope.

We believe we have maintained our leading position across all major price points of maternity apparel through our four distinct merchandise brands, which enable us to reach a broad range of maternity customers. Through our 724 stores and certain of our leased departments, we offer maternity apparel under our two primary merchandise brands, Motherhood Maternity (“Motherhood”) at value prices and A Pea in the Pod (“Pea”) at both contemporary and luxury prices. Our A Pea in the Pod Collection (“Pea Collection”) is the distinctive premier maternity line within the A Pea in the Pod brand, featuring exclusive designer label product at luxury prices. We also have an additional value-priced maternity apparel brand, our Oh Baby by Motherhood™ collection, which we sell exclusively through Kohl’s, and is the exclusive maternity apparel offering in this chain. Additionally, in October 2009, we re-launched our Two Hearts Maternity by Destination Maternity collection, available exclusively at Sears and Kmart stores.

We believe that one of our key competitive advantages is our ability to fulfill, in a high-service store environment, all of an expectant and nursing mother’s clothing needs, including casual and career wear, formal attire, lingerie, sportswear and outerwear, in sizes that cover all trimesters of the maternity cycle. We believe that our vertically-integrated business model enables us to offer the broadest assortment of in-stock, fashionable maternity apparel. We design and contract for the production of approximately 90% of the merchandise we sell using sewing factories located throughout the world, predominantly outside of the United States.

In recent years, we have developed and introduced new multi-brand store concepts to offer merchandise from our various brands in a single location, in order to provide a broader product assortment at multiple price ranges to our customers and to increase average store sales and profitability. We believe the continued rollout of our multi-brand store initiative provides the opportunity for us to improve store operating profit margins over time by reducing store operating expense percentages through economies of scale, and may increase overall sales in the geographical markets they serve. Our multi-brand stores are operated under our Destination Maternity nameplate, which includes Destination Maternity combo stores (carrying Motherhood Maternity and A Pea in the Pod merchandise) and Destination Maternity superstores, which also carry both our Motherhood and Pea merchandise brands, as well as a significant array of maternity-related products and customer service features. These multi-brand stores are larger and have historically had higher average sales than our average store. Opening these multi-brand stores will typically involve closing two or more smaller stores and may frequently result in one-time store closing costs resulting primarily from early lease terminations.

We plan to open approximately 12 – 17 new retail stores during fiscal 2010, of which we expect approximately 7 – 13 will be new Destination Maternity combo or superstores, with the balance primarily under the Motherhood brand. We estimate that we will close approximately 29 – 47 stores in fiscal 2010, with approximately 17 – 28 of these store closings related to the opening of new Destination Maternity stores.

Currently, we operate 38 Motherhood stores in Canada and we operate a Motherhood website under a Canadian URL (MotherhoodCanada.ca). In addition, we believe there is a significant opportunity to develop international sales beyond Canada. We currently have franchise agreements in place in the Middle East and in India to expand our business internationally. The initial franchise stores through our arrangement in the Middle East opened during 2009, with the first Middle East franchise store opening in 360 Mall in South Surra, Kuwait in July 2009 under our A Pea in the Pod retail nameplate, and the second Middle East franchise store opening in Al Bairaq Mall in Fintas, Kuwait in October 2009 under our Motherhood Maternity retail nameplate. Additionally, beginning during fiscal 2009, our Motherhood Maternity branded merchandise is available in our India franchisee’s new Mom & Me™ stores. As of September 30, 2009, our merchandise is offered in seven Mom & Me stores in India.

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

Destination Maternity Corporation (formerly Mothers Work, Inc.) was founded in 1982 as a mail-order maternity apparel catalog. We began operating retail stores in 1985 and completed our initial public offering in 1993. To address multiple price points in maternity apparel and improve operating productivity, we acquired Motherhood and A Pea in the Pod in 1995 and eSpecialty Brands, LLC, or iMaternity™, in October 2001. Since the acquisitions of Motherhood and A Pea in the Pod, we have developed and grown these brands along with growing our Destination Maternity brand. Also, since the 1990s we have partnered with other retailers to sell our products through maternity apparel departments within their stores.

Industry Overview

We are unaware of any reliable external data on the size of the maternity apparel business. We believe that there is an opportunity to grow the industry, and our business, by selling maternity clothes to those pregnant women who currently purchase loose-fitting or larger-sized non-maternity clothing as a substitute for maternity wear. We also believe that our business can grow by reducing the amount of “hand-me-down” and “borrowing” associated with maternity apparel, particularly in the value-priced segment. Further, we believe that the demand for maternity apparel is relatively stable when compared to non-maternity apparel. Expectant mothers continue to need to replace most of their wardrobe and the current rate of approximately four million United States births per year has remained relatively stable over the last decade. Also, although we are affected by fashion trends, we believe that maternity apparel is less fashion sensitive than women’s specialty apparel in general, as demand is driven primarily by the need to replace wardrobe basics as opposed to a desire to add to one’s wardrobe in order to meet current fashion trends.

Our Competitive Strengths

We are the leader in maternity apparel.    We are the leading designer and retailer of maternity apparel in the United States and are the only nationwide chain of maternity specialty stores. We believe that our brands are the most recognized in maternity apparel. We have established a broad distribution network, with stores in a wide range of geographic areas and retailing venues. In addition, we have a leading position across all major price points of maternity apparel through our retail store nameplates and our merchandise brands. Our exclusive focus on maternity apparel and our leadership position enable us to gain a comprehensive understanding of the needs of our maternity customers and keep abreast of fashion and product developments. We further enhance our leadership position, increase market penetration and build our brands by distributing our products under exclusive leased department and licensed relationships. We are also using the strength of our products, brands and store nameplates in the United States to expand internationally, having opened 38 stores in Canada over the past several years and recently beginning to develop franchise arrangements to further expand internationally.

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

We are vertically integrated.    We design and contract manufacture approximately 90% of the merchandise we sell. We believe that vertical integration enables us to offer the broadest assortment of maternity apparel, to respond quickly to fashion trends and to optimize in-stock levels. We combine our in-house design expertise, domestic and international sourcing capabilities, a rapid inventory replenishment process and extensive proprietary systems to enhance operational and financial results.

We utilize a rapid inventory replenishment system.    We are able to offer a wide selection of merchandise in our retail locations due, in large part, to our rapid inventory replenishment system. Our proprietary inventory replenishment system enables us to offer our customers a much broader selection than any of our competitors, without dedicating retail space to “back-stock” storage. We coordinate the rapid replenishment of inventory for all of our retail locations through our Philadelphia, Pennsylvania and Mississauga, Ontario distribution centers to meet the individualized needs of our retail locations. Our stores receive shipments from our distribution centers between two and seven times per week. This enables us to maintain a high percentage in-stock merchandise position in each of our stores.

We have proprietary systems that support our business.    In order to support our vertically-integrated business model and inventory replenishment system, we have developed a fully integrated, proprietary enterprise resource planning (ERP) system. This system includes point-of-sale systems, our proprietary merchandise analysis and planning system, our materials requirement planning system, and our web-based, global sourcing and logistics systems. These systems also support our automated picking and sorting systems and other aspects of our logistics infrastructure. We believe that our proprietary systems are a critical competitive strength that enables us to offer a broad product assortment and respond quickly to fashion trends as well as helps us to reduce product costs and rapidly replenish inventory in our retail locations.

We are able to obtain prime real estate locations.    We believe our ability to lease attractive real estate locations is enhanced due to the brand awareness of our concepts, our multiple price point approach, our highly sought after maternity customer and our dedicated in-house real estate management and procurement capabilities. We are the only maternity apparel retailer to provide mall operators with differently priced retail concepts, depending on the mall’s target demographics. We are also able to provide a multi-brand store for malls whose maternity customers seek a wide range of price alternatives. In addition, in the case of multi-mall operators, we have the flexibility to provide several stores across multiple malls. As a result, we have been able to locate stores in many of what we believe are the most desirable shopping malls in the country and are able to obtain attractive locations within these malls.

We are able to enhance our leadership position by distributing our products under exclusive leased department and licensed relationships.    As of September 30, 2009, we operate 360 leased departments within leading retailers such as Sears, Kmart, Macy’s, Bloomingdale’s, Babies“R”Us, Boscov’s and Gordmans. In addition, in October 2009 we re-launched our leased department relationship with Sears and, as of November 30, 2009, we operate maternity apparel departments in 522 Sears locations and 101 Kmart locations. We are also the exclusive provider of maternity apparel to Kohl’s pursuant to an exclusive licensed relationship. We believe that we have an opportunity to continue to increase the sales we generate from these ongoing relationships through expanding our relationships with our current partners as well as developing relationships with new partners. We see the re-launch of our Two Hearts Maternity by Destination Maternity collection in Sears and Kmart as an example of how we are continuing to enhance our leadership position through our leased department and licensed relationships.

We have a highly experienced management team.    We have a management team with significant experience in all aspects of the retail and apparel business, including our Chief Executive Officer (“CEO”), Edward (Ed) Krell, who has served as a senior executive of the Company for nearly eight years and has nearly 25 years of business experience encompassing apparel, retail, finance and overall management. In addition, although our co-founder Rebecca Matthias will retire as our President and Chief Creative Officer on June 15, 2010, we have secured Ms. Matthias’ availability to us through September 30, 2012 (first in a part-time employment capacity from June 15, 2010 to September 30, 2010, and thereafter in a consulting capacity through September 30, 2012).

Merchandise Brands

We believe that our brands are the most recognized brands in the maternity apparel business. We sell our merchandise under the following four distinct brands:

Brand	Brand Positioning	Typical Apparel Price Range
Motherhood Maternity	Broad assortment of the latest fashions, offering great quality merchandise at everyday low prices	$9 – $45

A Pea in the Pod	Contemporary, fashion-forward and luxury, offering sophisticated career, as well as fun casual merchandise, including exclusive designer labels	$16 – $400

Two Hearts Maternity by Destination Maternity (1)	Select assortment of the latest fashions, offering great quality merchandise at value price points	$9 – $45

Oh Baby by Motherhood	Select assortment of the latest fashions, offering great quality merchandise at value price points	$8 – $42 (2)

(1)	In October 2009, we re-launched our Two Hearts Maternity by Destination Maternity collection, available exclusively at Sears and Kmart stores. The Two Hearts Maternity collection was previously offered in Sears stores from April 2004 through June 2008.

(2)	Kohl’s, which sells our Oh Baby by Motherhood brand under an exclusive product and license agreement, sets the prices for this merchandise.

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

A Pea in the Pod.    Our A Pea in the Pod brand serves both the medium-priced portion and, through our A Pea in the Pod Collection line, the luxury portion of the maternity apparel business. The Pea brand is generally positioned as contemporary, fashion-forward and luxury, with prices ranging from affordable mid-priced to true luxury prices, offering the mom-to-be exceptional contemporary maternity pieces that reflect her uncompromising sense of style in both casual and career apparel. The Pea Collection is the distinctive premier maternity luxury line within the Pea brand, featuring a selection of extraordinary styles along with exclusive designer labels. In our stores which carry A Pea in the Pod brand merchandise, we also offer exclusive maternity versions of select styles from well-known designer and contemporary brands, where we have assisted in developing these maternity versions. We believe that the typical Pea customer shops at department stores and specialty apparel chains when she is not expecting, with the Pea Collection customer typically shopping at higher-end department stores and luxury designer boutiques when not pregnant. We believe the Pea brand is the leading luxury maternity brand in the United States. Publicity, including celebrities wearing our clothes, is an important part of the marketing and positioning of the Pea brand.

Two Hearts Maternity by Destination Maternity.    Our Two Hearts Maternity by Destination Maternity collection was re-launched in October 2009 at over 600 Sears and Kmart locations throughout the United States through an exclusive leased department relationship. The new collection delivers the latest in career and casual sportswear as well as dresses, swimwear, lingerie and nursing-friendly sleepwear, all specially designed to complement the pregnant silhouette, with most items priced under $25. The Two Hearts Maternity collection was previously offered in Sears stores from April 2004 through June 2008.

Oh Baby by Motherhood.    Our Oh Baby by Motherhood collection was launched in February 2005 at Kohl’s stores throughout the United States and on Kohls.com. The Oh Baby by Motherhood collection is available at all Kohl’s stores under an exclusive product and license agreement. The collection features a modern assortment of quality fashions, with most items having initial prices (before price promotions) under $40.

Retail Nameplates

We sell maternity apparel through the stores, leased departments and licensed relationships identified in the table below.

Store Nameplate	Description of Target Location	Brand(s) Carried	Typical Apparel Price Range	Average Size (Sq. Ft.)
Stores:

Motherhood Maternity	Mid-priced and moderate regional malls, strip and power centers, and central business districts	Motherhood	$9 – $45	1,800

A Pea in the Pod	Mid-priced and high-end regional malls, lifestyle centers, central business districts and some stand-alone stores in affluent street locations	Pea (including, in some cases, Pea Collection)	$16 – $400	1,900

Destination Maternity	Combo stores located in mid-priced regional malls and lifestyle centers	Motherhood; Pea (including, in some cases, Pea Collection)	$9 – $400	Combo stores 2,800
	Superstores located primarily in outdoor and power centers and central business districts			Superstores 6,700

Leased Departments:

Sears (1)	Mid-priced and moderate regional malls	Two Hearts Maternity by Destination Maternity	$9 – $45	—

Kmart (1)	Moderate strip centers and freestanding locations	Two Hearts Maternity by Destination Maternity	$9 – $45	—

Macy’s	Mid-priced regional malls	Motherhood; Pea	$9 – $150	—

Babies“R”Us	Big box power centers	Motherhood	$9 – $45	—

Boscov’s	Mid-priced and moderate regional malls	Motherhood	$9 – $45	—

Gordmans	Big box power centers	Motherhood	$9 – $45	—

Exclusive Licensed Relationship:

Kohl’s	Big box power centers	Oh Baby by Motherhood	$8 – $42 (2)	—

(1)	In October 2009, we re-launched our Two Hearts Maternity by Destination Maternity collection, available exclusively at Sears and Kmart stores. The Two Hearts Maternity collection was previously offered in Sears stores from April 2004 through June 2008.

(2)	Kohl’s, which sells our Oh Baby by Motherhood brand under an exclusive product and license agreement, sets the apparel price range for this merchandise.

The following table sets forth our store count by nameplate as of September 30, 2009.

Store Count as of September 30, 2009
Motherhood Maternity	591
A Pea in the Pod	67
Destination Maternity
Combo stores	44
Superstores	22

Total Destination Maternity stores	66

Total stores	724

Major regional malls with several department stores and a wide range of price points may be able to accommodate a multi-brand store, or more than one maternity store. Our retail nameplates provide us with the ability to address multiple price alternatives at a given mall. As of September 30, 2009, we had at least two of our store concepts in 16 major regional malls. Our preference is, over time and assuming we can obtain a suitable location under acceptable financial terms, to operate one larger-sized multi-brand store under the Destination Maternity nameplate in or near these malls, rather than two smaller single-brand stores.

Motherhood Maternity Stores.     Motherhood Maternity is our largest chain with 591 stores as of September 30, 2009. Motherhood is positioned with a broad assortment of quality fashion at everyday low prices. Motherhood stores average approximately 1,800 square feet and are located primarily in mid-priced and moderate regional malls, strip and power centers, and central business districts. Motherhood stores include 86 outlet locations that carry Motherhood-branded merchandise as well as some closeout merchandise. In fiscal 2009, we opened nine new Motherhood stores and outlets and closed 34 Motherhood stores and outlets, with six of these store closings related to multi-brand store openings. As of September 30, 2009, we operated 38 Motherhood stores in Canada and believe that market opportunities may permit us to open additional stores in Canada in the future.

A Pea in the Pod Stores.     As of September 30, 2009, we had 67 A Pea in the Pod stores, averaging approximately 1,900 square feet. In connection with our fiscal 2009 retail nameplate rebranding, several of our A Pea in the Pod stores may continue to carry the Mimi Maternity storefront sign for an indefinite period. Certain of the A Pea in the Pod stores are located in mid-priced regional malls, lifestyle centers and central business districts while others are located in upscale venues, including Beverly Hills, Oak Street, South Coast Plaza, Bal Harbour and Newbury Street. In fiscal 2009, we closed seven Pea stores, with two of these store closings related to multi-brand store openings.

Destination Maternity Stores.    As of September 30, 2009, we had 66 Destination Maternity stores averaging approximately 4,100 square feet, including 44 Destination Maternity combo stores and 22 Destination Maternity superstores.

Destination Maternity Combo Stores.    As of September 30, 2009, we have 44 Destination Maternity combo stores. Our combo stores are larger (average of approximately 2,800 square feet) than our single-brand stores, generally have higher average sales volume than our average store and provide the opportunity to improve store operating profit margins over time. A new combo store typically involves closing two stores (often one Motherhood store and one single-brand Pea store), although we sometimes close only one store in a given geographical market in situations where we believe we can expand sales through replacing a single-brand store with a Destination Maternity combo store. Store closings will often involve one-time store closing costs resulting primarily from early lease terminations. Based on our internal research, we believe that over the next several years we have the potential to expand the Destination Maternity combo store chain to 70 or more total Destination Maternity combo stores in the United States. In fiscal 2009, we opened two Destination Maternity combo stores and we closed two Destination Maternity combo stores.

Destination Maternity Superstores.     In March 2004, we opened our first Destination Maternity superstore in Danbury, Connecticut. As of September 30, 2009, we have 22 Destination Maternity superstores. Destination Maternity superstores currently carry both of our primary merchandise brands (Motherhood and Pea), plus a greatly expanded line of maternity-related accessories, nursing products, health and fitness products, books, and body and nutritional products. Certain Destination Maternity superstores also carry our luxury A Pea in the Pod Collection portion of the Pea brand. Our Destination Maternity superstores also typically feature a dedicated “learning center” area for maternity-related classes, a “relax area” for husbands and shoppers alike, and an inside play area for the pregnant mom’s toddlers and young children, with seven of our superstores also having our Edamame® The Maternity Spa™. These elements combine to give our Destination Maternity superstore not only the largest assortment of maternity apparel and accessories available, but also a unique and engaging atmosphere and experience for the maternity customer. A new Destination Maternity superstore typically involves closing at least two, and sometimes more, single-brand stores, is expected to decrease store operating expense percentages through economies of scale, and may increase overall sales in the geographical areas it serves. Destination Maternity superstores range from nearly 4,000 square feet to approximately 11,000 square feet, with an average of approximately 6,700 square feet for the 22 stores open as of September 30, 2009. In February 2006, we opened our flagship Destination Maternity superstore on the corner of 57th Street and Madison Avenue in New York City’s Manhattan borough. This is the largest maternity store in the world, spanning three floors and including our Edamame The Maternity Spa, all of our primary apparel brands, prenatal education and yoga classes, a juice bar with Internet access, relax area and children’s play area. As the only national retailer that is solely focused on maternity, we are further differentiating ourselves as the ultimate maternity destination with these large, well-assorted, “must visit” superstores. We opened three Destination Maternity superstores during fiscal 2009. Based on our internal research, we believe that over the next several years we have the potential to expand the Destination Maternity superstore chain to 50 or more total Destination Maternity superstores in the United States.

Leased Departments.     In addition to the stores we operate, we have arrangements with department stores and baby specialty stores, including Sears, Kmart, Macy’s, Bloomingdale’s, Babies“R”Us, Boscov’s and Gordmans, to operate maternity apparel departments in their stores. We are the exclusive maternity apparel provider in each of our leased department locations. We staff these leased departments at varying levels and maintain control of the pricing terms and the timing and degree of the markdowns of our merchandise that is sold in the leased departments. We operate our leased departments during the same hours and days as the host store and are responsible for replenishment of the merchandise in the leased departments. These leased departments typically involve the lease partner collecting all of the revenue from the leased department. The revenue is remitted to us, less a fixed percentage of the net sales earned by the lease partner as stipulated in each agreement.

Exclusive Licensed Relationship.     Our Oh Baby by Motherhood collection is available at all Kohl’s stores under an exclusive product and license agreement. The collection was launched in February 2005 at Kohl’s stores throughout the United States and on Kohls.com. As of September 30, 2009, Kohl’s operated approximately 1,059 stores throughout the United States.

International.     Currently, we operate 38 Motherhood stores in Canada and we operate a Motherhood website under a Canadian URL (MotherhoodCanada.ca).

In October 2008, we announced our planned expansion into six key markets in the Middle East through an international franchise agreement with Multi Trend, a member of the Al-Homaizi Group, to introduce our Destination Maternity, Motherhood Maternity, A Pea in the Pod, and Edamame The Maternity Spa brands into the Middle East. Our initial franchise locations through our international franchise agreement in the Middle East opened during 2009, with the first Middle East franchise store opening in 360 Mall in South Surra, Kuwait in July 2009 under our A Pea in the Pod retail nameplate, and the second Middle East franchise store opening in Al Bairaq Mall in Fintas, Kuwait in October 2009 under our Motherhood Maternity retail nameplate.

In April 2009, we announced our planned expansion into India through an international franchise agreement with Mahindra Retail, part of the Mahindra Group, to introduce our Motherhood Maternity, Destination Maternity, and A Pea in the Pod retail nameplates into India. We have initially made our Motherhood Maternity product available for sale through Mahindra Retail’s exciting, new Mom & Me stores in India. As of September 30, 2009, our Motherhood Maternity merchandise is offered in seven Mom & Me stores in India.

We continue to evaluate other international sales opportunities. As our Middle East and India franchise relationships demonstrate, we anticipate that our initial international strategy will consist primarily of franchising, licensing or similar arrangements with foreign partners, although we anticipate that our strategy, particularly over the longer term, may include both licensing arrangements with foreign partners, as well as potentially entering into joint ventures or developing our own operations in certain countries.

Internet Operations

We sell our merchandise on the Internet primarily at our DestinationMaternity.com website, as well as our brand-specific websites such as Motherhood.com. We also sell our merchandise through our Canadian website, MotherhoodCanada.ca. We believe that many pregnant women use the Internet to find maternity-related information and to purchase maternity clothes. Our websites are therefore important tools for educating existing and potential customers about our brands and driving traffic to our stores. In addition to providing links to all of our websites, our DestinationMaternity.com website contains maternity advice and information, related baby product information and editorial content. Our marketing and technology capabilities and the replenishment capabilities of our distribution centers and stores enable us to incorporate Internet design, operations and fulfillment into our existing operations. We believe that our Internet operations represent a growth opportunity for the Company and we look to increase our sales driven by our Internet operations in the future.

Marketing Partnerships

We believe our customers, particularly first-time mothers, are entering a new life stage that drives widespread changes in purchasing needs and behavior, thus making our maternity customer and her family a highly-valued demographic for a range of consumer products and services companies. We have been able to leverage the relationship we have with our customers to earn incremental revenues and expect to expand these revenues through marketing partnerships.

We expect to continue to expand and leverage the relationship we have with our customers and earn incremental revenues through a variety of marketing partnership programs utilizing our extensive opt-in customer database and various in-store marketing initiatives, which help introduce our customers to various baby and parent-related products and services offered by leading third-party consumer products companies. Our current revenues in this area have predominantly been derived from the prenatal portion of our customer database. We are taking steps to update and manage our entire customer database so we can actively market our full customer database to a much broader range of consumer products and services companies that market to families with children.

Through our stores and our Internet sites, we market our futuretrust college savings program to our customers. Futuretrust is a MasterCard® based college savings program that enables members to help save for college when they link their futuretrust MasterCard to a tax advantaged 529 College Savings account. Members earn rebates on all purchases with their futuretrust MasterCard that are automatically contributed to their 529 College Savings account and can also earn additional college savings at merchants in the futuretrust Preferred Merchant Network. We have entered into relationships with select providers of 529 savings programs, tax preparation services, home mortgages, online banking, life insurance and real estate services to provide additional services for our futuretrust members.

Operations

Brand-Specific Operations Teams.     To obtain maximum efficiencies, we are organized primarily along functional lines, such as store operations, merchandising, design and production. Our business consists of four merchandise brands, which each require decisions on a brand-specific basis. As such, we have built business teams by brand where the functional leaders within each brand work together. Each brand team is led by the head merchant and includes a brand-specific head designer, head planner and distributor, key production manager, and, where applicable, a director of stores. These teams also include visual, fabric purchasing and other necessary professionals.

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

Inventory Planning and Allocation.     Our inventory planning and allocation department is responsible for planning future inventory purchases and markdowns, as well as targeting overall inventory levels and turnover. We establish target inventories for each store using our inventory planning system with the goals of optimizing our merchandise assortment and turnover, maintaining adequate depth of merchandise by style and managing closeout and end-of-season merchandise consolidation. Our proprietary capabilities enable us to continually monitor and respond quickly to consumer demand and are integral to our inventory management program. These capabilities are facilitated by our customized merchandise analysis and planning system, which provides daily product sell-through data and merchandising information.

Production and Distribution

We design and contract for the production of approximately 90% of the merchandise we sell using sewing factories located throughout the world, predominantly outside of the United States, and we continue to seek additional contractors for our sourcing needs. No individual contractor represents a material portion of our sewing. A majority of our merchandise is purchased “full package” as finished product made to our specifications, typically utilizing our designs. Fabric, trim and other supplies are obtained from a variety of sources. Substantially all of the merchandise produced outside of the United States is paid for in U.S. dollars.

Our production personnel monitor production at contractor facilities in the United States and work with our buying representatives abroad to ensure quality control, compliance with our design specifications and timely delivery of finished goods. This quality control effort is enhanced by our worldwide Internet-based contracting and logistics systems, which include advanced features such as measurement specifications and digital photography. We also use a third-party consulting firm to help monitor working conditions at our contractors’ facilities on a worldwide basis.

We operate our primary distribution center in Philadelphia, Pennsylvania and a distribution center in Mississauga, Ontario to support our stores in Canada. We also lease a facility located in the Philadelphia Naval Business Center in Philadelphia, Pennsylvania, which we use for warehousing, distribution and raw material cutting.

Finished garments from contractors and other manufacturers are received at our primary distribution center in Philadelphia, Pennsylvania and our Canadian distribution center. Garments are inspected using statistical sampling methods and stored for picking. Our primary distribution center utilizes sophisticated fulfillment technology to serve as a replenishment center, as opposed to solely a distribution center. This distribution center sends a specific selection that meets individual store needs from our overall inventory, with each store shipped between two and seven times per week. Retail location replenishment decisions are made automatically based upon target inventories established by the planning and allocation department and individual retail location sales data. Our primary distribution center uses several automated systems, including our pick-to-light system for flat-packed goods and our hanging garment sortation system, which speed up deliveries to our retail locations and reduce costs. Freight is routed through zone-skipping, over-the-road carriers and delivered locally by a variety of carriers, and is supplemented by a small percentage of second-day air, providing one to three day delivery to our retail locations.

In November 2003, we were certified to participate in Customs-Trade Partnership Against Terrorism (“C-TPAT”), a United States Department of Homeland Security sponsored program, with United States Customs and Border Protection (“U.S. Customs”), through which we implement and monitor our procedures to manage the security of our supply chain as part of the effort to protect the United States and our imported products against potential acts of terrorism. In January 2005, we were certified to participate in the Importer Self Assessment Program (“ISA”), a U.S. Customs program available only to C-TPAT participants with strong internal controls. Through our participation in the ISA program, we assume responsibility for monitoring our own compliance activities with applicable U.S. Customs regulations in exchange for certain benefits, which may help increase efficiency in importing. These benefits include exemption from government audits, increased speed of cargo release from U.S. Customs, front of the line access to U.S. Customs cargo exams, enhanced prior disclosure rights from U.S. Customs in the event of alleged trade violations, availability of voluntary additional compliance guidance from U.S. Customs, and less intrusive government oversight of trade compliance.

In May 2007, we were accepted to participate in the U.S. Customs and Border Protection’s Drawback Compliance Program. The benefits of this program include (i) waiver of prior notice where we do not have to notify U.S. Customs at the time of export of product to Canada and (ii) accelerated payment privileges, with respect to goods we export from the United States, which we previously imported into the United States, to receive drawback refunds of United States import duties previously paid within 30 days of filing the claim for refund.

Management Information and Control Systems

We believe that our proprietary systems are instrumental to our ability to offer the broadest assortment of maternity apparel merchandise and accomplish rapid replenishment of inventory. We continuously develop, maintain and upgrade our systems and we employ an in-house team of programmers. Our stores have point-of-sale terminals that provide information used in our customized merchandise analysis and planning system. This system provides daily financial and merchandising information that is integral to monitoring trends and making merchandising decisions. Our systems have numerous features designed to integrate our retail operations with our design, manufacturing and financial functions. These features include custom merchandise profiles for each store, rapid inventory replenishment, item-tracking providing daily updated selling information for every style, classification open-to-buy and inventory control, as well as the daily collection of customer payment data, including cash, check, credit card and gift card sales data.

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

Our proprietary, Internet-based point-of-sale system provides real-time access to financial and merchandising information in addition to rapid credit authorization. This point-of-sale system significantly reduces the amount of training required for new sales associates and store managers. In addition, we regularly add new features and functionality to the system, and the system improves our customer relationship management capabilities by enhancing our ability to create customized promotional and marketing strategies.

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

Pricing

Our merchandise brands target customers at different price points of the maternity apparel business. Our Motherhood Maternity and Two Hearts Maternity by Destination Maternity brands are positioned as moderate-priced brands, primarily at everyday low prices, while Pea employs both middle level pricing and, through our Pea Collection line, luxury pricing. Our stores do not rely significantly on point-of-sale high/low promotional strategies to drive traffic into the stores. Our price reductions are done at the individual style level and are used to accelerate the sale of slower selling merchandise. Generally, merchandise that is selling slowly is quickly marked down or moved to another store where the item is selling faster. For our leased department relationships, we consider a number of factors in determining pricing, including the target customer base, and we may use alternative pricing strategies to promote sales. The pricing of our Oh Baby by Motherhood merchandise is determined by Kohl’s pursuant to the terms of our exclusive product and licensing relationship. With respect to our international franchise locations our respective franchisees determine the pricing of merchandise.

Advertising and Marketing

We believe that we drive traffic into our stores through the power of our brands, referrals from friends and family of prior customers, our various websites and, perhaps most importantly, our convenient, high-traffic locations in various types of shopping malls and, to a much lesser extent, street locations. Therefore, we have modest advertising and marketing expenditures. Our advertising and publicity efforts include e-mail marketing, web-based advertising, in-store marketing, prenatal consumer-targeted advertising and our websites. For our Destination Maternity superstores, we also advertise locally prior to their grand opening and do some ongoing advertising nationally and in their local markets thereafter. We advertise one or more of our brands in pregnancy-targeted publications, such as Fit Pregnancy and Pregnancy, as well as in other broad-reach publications, such as Glamour, In Style and People. For our luxury A Pea in the Pod brand, we advertise in high-fashion publications, such as Vogue and the New York Times Magazine: Fashion of the Times. In addition, we utilize our publicity efforts to generate free editorial coverage for all of our brands on broadcast television, radio, the Internet and in magazines and newspapers.

Competition

Our business is highly competitive and characterized by low barriers to entry. The following are several important factors to competing successfully in the retail apparel industry: breadth of selection in sizes; colors and styles of merchandise; product procurement and pricing; ability to anticipate fashion trends and customer preferences; inventory control; reputation; quality of merchandise; store design and location; visual presentation and advertising; and customer service. We face competition in our maternity apparel lines from various sources, including department stores, specialty retail chains, discount stores, independent retail stores and catalog and Internet-based retailers, from both new and existing competitors. Many of our competitors are larger and have substantially greater financial and other resources than us. Our mid- and luxury-priced merchandise faces a highly fragmented competitive landscape that includes locally based, single unit retailers, as well as a handful of multi-unit maternity operations, none of which we believe has more than 10 stores nationwide. In the value-priced maternity apparel business, we currently face competition on a nationwide basis from retailers such as Gap®, JCPenney®, Old Navy®, Target® and Wal-Mart®. All of these competitors also sell maternity apparel on their websites. We believe that over the past several years there has been increased competition in the maternity apparel business, from both new and existing competitors.

Employees

As of September 30, 2009, we had 2,157 full-time and 2,527 part-time employees. None of our employees are covered by a collective bargaining agreement. We consider our employee relations to be good.

Executive Officers of the Company

The following table sets forth the name, age and position of each of our executive officers:

Name	Age	Position
Edward M. Krell	47	Chief Executive Officer
Rebecca C. Matthias	56	President & Chief Creative Officer
Lisa H. Hendrickson	48	Chief Merchandising Officer
Judd P. Tirnauer	40	Senior Vice President & Chief Financial Officer

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

Rebecca C. Matthias co-founded the Company in 1982 (along with Dan W. Matthias) and has served as a director and our President since our inception. Ms. Matthias is also currently serving as our President & Chief Creative Officer. From January 1993 to May 2007, Ms. Matthias also served as our Chief Operating Officer. In 1992, Ms. Matthias was chosen as “Regional Entrepreneur of the Year” by Inc. magazine and Merrill Lynch Corporation, and in September 2003, Ms. Matthias was recognized as a top woman entrepreneur by the United States Small Business Administration. Prior to 1982, Ms. Matthias was a construction engineer for the Gilbane Building Company. Ms. Matthias also serves as a director on the Board of Directors of CSS Industries, Inc. In November 2009 we announced that Ms. Matthias will retire at the end of our current fiscal year, ending September 30, 2010. Ms. Matthias will continue to serve the Company in a full-time capacity until June 15, 2010, at which time she will be available to the Company on a part-time basis until September 30, 2010. After her retirement in September, Ms. Matthias will remain available to management in an advisory capacity through September 30, 2012. Ms. Matthias continues to serve as a director of the Company.

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

Intellectual Property

We own trademark and service mark rights that we believe are sufficient to conduct our business as currently operated. We own several trademarks, including Destination Maternity Corporation™, Mothers Work®, A Pea in the Pod®, A Pea in the Pod Collection™, Mimi Maternity®, Motherhood®, Motherhood Maternity®, Destination Maternity®, Edamame The Maternity Spa®, Two Hearts® Maternity, Oh Baby by Motherhood®, Motherhood Maternity Outlet®, MaternityMall.com® and iMaternity.com™. Additionally, we own the marks futuretrust®, Real Time Retailing®, What’s Showing is Your Style®, Maternity Redefined®, The Art of Maternity™, Made With the Earth in Mind™, Secret Fit Belly®, Super Stretch® and Expect Low Prices Every Day®.

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

Seasonality

Our business, like that of many other retailers, is seasonal. Our quarterly net sales have historically been highest in our third fiscal quarter, corresponding to the Spring selling season, followed by our first fiscal quarter, corresponding to the Fall/holiday selling season. Given the historically higher sales level in our third fiscal quarter and the relatively fixed nature of most of our operating expenses and interest expense, we have typically generated a very significant percentage of our full year operating income and net income during our third fiscal quarter. Results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. Quarterly results may fluctuate materially depending upon, among other things, increases or decreases in comparable store sales, the timing of new store openings and new leased department openings, net sales and profitability contributed by new stores and leased departments, the timing of the fulfillment of purchase orders under our product and license arrangements, adverse weather conditions, shifts in the timing of certain holidays and promotions, changes in inventory and production levels and the timing of deliveries of inventory, and changes in our merchandise mix.

Securities and Exchange Commission Filings

Our Securities and Exchange Commission (“SEC”) filings are available free of charge on our website, investor.destinationmaternity.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are posted on our website as soon as practicable after we furnish such materials to the SEC.

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

Our performance may be affected by general economic conditions and the continued global financial difficulties.

Our performance is subject to worldwide economic conditions and their impact on levels of consumer spending, which have deteriorated significantly over the past approximately one year and may remain depressed, or be subject to further deterioration, for the foreseeable future. Some of the factors that are having an impact on discretionary consumer spending include general economic conditions, employment, consumer debt, reductions in net worth based on securities market declines, residential real estate and mortgage markets, taxation, healthcare costs, fuel and energy prices, interest rates, credit availability, consumer confidence and other macroeconomic factors.

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

The turmoil in the financial markets over the past approximately 15 months has resulted in extreme volatility in security prices and diminished liquidity and credit availability, and there can be no assurance that our liquidity will not be affected by changes in the financial markets and the global economy. Tightening of the credit markets and recent or future turmoil in the financial markets could also make it more difficult for us to access funds, to refinance our existing indebtedness (if necessary), to enter into agreements for new indebtedness, or to obtain funding through the issuance of our securities.

In addition, the continued fallout from last year’s credit crisis is having a significant negative impact on businesses around the world, and the impact of this crisis on our suppliers cannot be predicted. The inability of suppliers to access liquidity, or the insolvency of suppliers, could lead to their failure to deliver our merchandise. Worsening economic conditions could also result in difficulties for financial institutions (including bank failures) and other parties that we may do business with, which could potentially impair our ability to access financing under existing arrangements or to otherwise recover amounts as they become due under our other contractual arrangements. Additionally, either as a result of or independent of the current financial difficulties and economic weakness in the United States, material fluctuations in currency exchange rates could have a negative impact on our business.

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

If, at any time, our comparable store sales or quarterly results of operations decline or do not meet the expectations of investors, the price of our common stock could decline substantially.

Our share price may be volatile and could decline substantially.

The market price of our common stock has been, and is expected to continue to be, volatile, both because of actual and perceived changes in our financial results and prospects and because of general volatility in the stock market. The factors that could cause fluctuations in our share price may include, among other factors discussed in this section, the following:

•	actual or anticipated variations in the financial results and prospects of our business or other companies in the retail business;

•	changes in financial estimates by Wall Street research analysts;

•	actual or anticipated changes in the United States economy or the retailing environment;

•	changes in the market valuations of other specialty apparel or retail companies;

•	announcements by our competitors or us;

•	additions and departures of key personnel;

•	changes in accounting principles;

•	the passage of legislation or other developments affecting us or our industry;

•	the trading volume of our common stock in the public market;

•	changes in economic conditions;

•	financial market conditions;

•	natural disasters, terrorist acts, acts of war or periods of civil unrest; and

•	the realization of some or all of the risks described in this section entitled “Risk Factors.”

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

Our ability to establish and operate new stores and our leased department and licensed relationships successfully depends on many factors, including, among others, our ability to:

•	identify and obtain suitable store locations, including mall locations, the availability of which is outside of our control;

•	retain existing, expand existing and establish new leased department and licensed relationships;

•	negotiate favorable lease terms for stores, including desired tenant improvement allowances;

•	negotiate favorable lease terminations for existing store locations in markets where we intend to open new combo stores or superstores;

•	source sufficient levels of inventory to meet the needs of new stores and our leased department and licensed relationships;

•	successfully address competition, merchandising and distribution challenges; and

•	hire, train and retain a sufficient number of qualified store personnel.

The success and profitability of our international relationships depends on many factors, including, among others:

•	the ability of our franchisees to identify and obtain suitable store locations, including mall locations, the availability of which is outside of their control;

•	the ability of our franchisees to negotiate favorable lease terms for stores, including desired tenant improvement allowances;

•	our ability to source sufficient levels of inventory to meet the needs of our franchisees’ international operations;

•	our ability and the ability of our franchisees to successfully address competition, merchandising and distribution challenges; and

•	the ability of our franchisees to hire, train and retain a sufficient number of qualified store personnel.

There can be no assurance that we will be able to grow our business and achieve our goals. Even if we succeed in establishing new stores, further developing our leased department and licensed relationships and further expanding our international relationships, we cannot assure that these initiatives will achieve planned revenue or profitability levels in the time periods estimated by us, or at all. If any of these initiatives fails to achieve or is unable to sustain acceptable revenue and profitability levels, we may incur significant costs.

Our business, financial condition and results of operations may be materially and adversely impacted at any time by a significant number of competitors.

We operate in a highly competitive environment characterized by few barriers to entry. We compete against department stores, specialty retail chains, discount stores, independent retail stores and catalog and Internet-based retailers. Many of our competitors are larger and have substantially greater financial and other resources than us. Further, we do not typically advertise using television and radio media and thus do not reach customers through means our competitors may use. Our mid- and luxury-priced merchandise faces a highly fragmented competitive landscape that includes locally based, single unit retailers, as well as a handful of multi-unit maternity operations, none of which we believe have more than 10 stores nationwide. In the value-priced maternity apparel business, we face competition on a nationwide basis from retailers such as Gap, JCPenney, Old Navy, Target and Wal-Mart. All of these competitors also sell maternity apparel on their websites. Over the past few years, there has been increased competition in the maternity apparel business from both new and existing competition. Our business, financial condition and results of operations may be materially and adversely affected by this competition, including the potential for increased competition in the future. For example, the maternity apparel business has previously experienced oversupply conditions due to increased competition in the maternity apparel business, which resulted in a greater level of industry-wide markdowns and markdowns recognized by us on sales from our retail locations. There can be no assurance that these conditions will not occur again or worsen.

Our relationships with third-party retailers may not be successful.

We cannot guarantee successful results from or the continuation of our leased department and licensed relationships with third-party retailers such as Sears, Kmart, Macy’s, Bloomingdales, Babies“R”Us, Boscov’s, Gordmans and Kohl’s. Under our agreement with Kohl’s, subject to certain notice obligations, Kohl’s is not obligated to purchase any maternity apparel from us and we are not obligated to sell any maternity apparel to them. Under our agreement with our leased department partners, those partners do not make any promises or representations as to the potential amount of business we can expect from the sale of our product in their stores. We do not control the pricing terms or the timing or degree of the markdowns at Kohl’s. The success of our leased department and licensed brand businesses is highly dependent on the actions and decisions of the third-party retailers, which are outside of our control. The retailers could limit the merchandise carried, close stores, go out of business or terminate their agreements with us. Our failure to properly manage our leased department and licensed brand businesses (including any failure by us in timely delivering goods to any third-party retailer or any failure to respond to the actions of or changes in business conditions at third-party retailers) would have a direct impact on the profitability and continuation of these relationships.

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

•

require us to dedicate a portion of our cash flow from operations to making payments on our indebtedness, thereby reducing the availability of our cash flow to implement our growth strategy, or to fund working capital, capital expenditures and other general corporate needs;

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

Our term loan, with an outstanding balance of $54.8 million as of September 30, 2009, bears interest at a variable rate equal to, at our election, either (i) the prime rate plus 1.00%, or (ii) a LIBOR rate plus the applicable margin. The applicable margin for LIBOR rate borrowings is either 2.25% or 2.50%, depending on our Consolidated Leverage Ratio (as defined). Based upon our applicable quarterly Consolidated Leverage Ratio during fiscal 2009, the applicable margin for LIBOR rate borrowings remained at 2.50% for fiscal 2009 and the first quarter of fiscal 2010. Based upon our Consolidated Leverage Ratio as of September 30, 2009, the applicable margin for LIBOR rate borrowings will be 2.25% effective for the second quarter of fiscal 2010. In order to mitigate our floating rate interest risk on the variable rate term loan, we entered into an interest rate swap agreement that commenced on April 18, 2007 and expires on April 18, 2012. The interest rate swap agreement enables us to effectively convert an amount of the term loan equal to the notional amount of the interest rate swap from a floating interest rate of LIBOR plus 2.50% (subject to reduction to LIBOR plus 2.25% if we achieve a specified leverage ratio), to a fixed interest rate of 7.50% (subject to reduction to 7.25% if we achieve a specified leverage ratio) for the significant majority of the term loan. The notional amount of the interest rate swap was $75.0 million at the inception of the swap agreement and decreases over time to a notional amount of $5.0 million at the expiration date. The notional amount of the swap was $42.5 million as of September 30, 2009 and over the next eighteen months decreases as follows: to $35.0 million starting October 19, 2009; to $27.5 million starting April 19, 2010; and to $20.0 million starting October 18, 2010. Regardless of our attempts to mitigate our exposure to interest rate fluctuations through the interest rate swap, we still have exposure for the un-swapped amounts of the term loan borrowings, which remain subject to a variable interest rate. As a result, an increase in interest rates could result in a substantial increase in interest expense, especially as the swapped amount of the term loan decreases over time.

We are heavily dependent on our management information systems and our ability to maintain and upgrade these systems from time to time.

The efficient operation of our business is heavily dependent on our internally developed management information systems. In particular, we rely on point-of-sale terminals, which provide information to our customized merchandise analysis and planning system used to track sales and inventory. The merchandise analysis and planning system helps integrate our design, manufacturing, distribution and financial functions, and also provides daily financial and merchandising information. Although our software programs and data are backed up and securely stored off-site, our servers and computer systems are located at our headquarters in Philadelphia, Pennsylvania. As a result, our business, financial condition and results of operations could be materially and adversely affected if our servers and systems were inoperable or inaccessible.

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

If we lose the services of one or more of our significant suppliers or one or more of them fail to meet our product needs, we may be unable to obtain replacement merchandise in a timely manner. If our existing suppliers cannot meet our increased needs and we cannot locate alternative supply sources, we may be unable to obtain sufficient quantities of the most popular items at attractive prices, which could negatively impact our sales and results of operations. We obtain apparel and other merchandise from foreign sources, both purchased directly in foreign markets and indirectly through domestic vendors with foreign sources. To the extent that any of our vendors are located overseas or rely on overseas sources for a large portion of their products, any event causing a disruption of imports, including the imposition of import restrictions, could harm our ability to source product. This disruption could materially limit the merchandise that we would have available for sale and reduce our sales and earnings. The flow of merchandise from our vendors could also be adversely affected by financial or political instability, or war, in or affecting any of the countries in which the goods we purchase are manufactured or through which they flow. Trade restrictions in the form of tariffs or quotas, embargos and customs restrictions that are applicable to the products that we sell also could affect the import of those products and could increase the cost and reduce the supply of products available to us. Any material increase in tariff levels, or any material decrease in quota levels or available quota allocation, could negatively impact our business. Further, changes in tariffs or quotas for merchandise imported from individual foreign countries could lead us to shift our sources of supply among various countries. Any such shift we undertake in the future could result in a disruption of our sources of supply and lead to a reduction in our sales and earnings. Supply chain security initiatives undertaken by the United States government that impede the normal flow of product could also negatively impact our business. In addition, decreases in the value of the United States dollar against foreign currencies could increase the cost of products that we purchase from overseas vendors.

We also face a variety of other risks generally associated with relying on vendors that do business in foreign markets and import merchandise from abroad, such as:

•	political instability or the threat of terrorism, particularly in countries where our vendors source merchandise;

•	enhanced security measures at United States and foreign ports, which could delay delivery of imports;

•	imposition of new or supplemental duties, taxes, and other charges on imports;

•	delayed receipt or non-delivery of goods due to the failure of foreign-source suppliers to comply with applicable import regulations;

•	delayed receipt or non-delivery of goods due to organized labor strikes or unexpected or significant port congestion at United States ports; and

•	local business practice and political issues, including issues relating to compliance with domestic or international labor standards, which may result in adverse publicity.

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

To support our distribution of product throughout the world, we operate our main distribution facility in Philadelphia, Pennsylvania and two significantly smaller distribution facilities, one in Philadelphia, Pennsylvania and the other, serving as our Canadian distribution facility, in Mississauga, Ontario. Finished garments from contractors and other manufacturers are inspected and stored for distribution to our stores. We do not have other distribution facilities to support our distribution needs. If our main Philadelphia distribution facility were to shut down or otherwise become inoperable or inaccessible for any reason, we could incur significantly higher costs and longer lead times associated with the distribution of our products to our stores during the time it takes to reopen or replace this facility. In light of our strategic emphasis on rapid replenishment as a competitive strength, a distribution disruption might have a disproportionately adverse effect on our operations and profitability relative to other retailers. In addition, the loss or material disruption of service from any of our shippers for any reason, whether due to freight difficulties, strikes, natural disaster or other difficulties at our principal transport providers or otherwise, could have a material adverse impact on our business, financial condition and results of operations.

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

The success of all of our mall stores will depend, in part, on the ability of each mall’s anchor tenants, such as large department stores, other tenants and area attractions to generate consumer traffic in the vicinity of our stores, and the continuing popularity of malls as shopping destinations. Many traditional enclosed malls are experiencing significantly lower levels of customer traffic than in the past driven by overall poor economic conditions as well as the closure of certain mall anchor tenants. Sales volume and mall traffic may be adversely affected by economic downturns in a particular area, the closing of anchor tenants or competition from non-mall retailers and other malls where we do not have stores.

Our success depends on our ability to identify and rapidly respond to fashion trends.

The apparel industry is subject to rapidly changing fashion trends and shifting consumer demands. Accordingly, our success depends on the priority that our target customers place on fashion and our ability to anticipate, identify and capitalize upon emerging fashion trends. Our ability or our failure to anticipate, identify or react appropriately to changes in styles or trends could lead to, among other things, excess inventories and higher markdowns, as well as the decreased appeal of our brands. Particular fashion trends, or an inaccuracy of our forecasts regarding fashion trends, could have a material adverse effect on our business, financial condition and results of operations. For example, in fiscal 2007 we were negatively impacted from the popularity of certain styles in the non-maternity women’s apparel market, such as trapeze and baby-doll dresses and tops, which can more readily fit a pregnant woman early in her pregnancy than typical non-maternity fashions.

The failure to attract and retain highly skilled and qualified senior management personnel could have a material adverse impact on our business, financial condition and results of operations.

Our business requires disciplined execution at all levels of our organization in order to timely deliver and display fashionable merchandise in appropriate quantities in our stores. This execution requires experienced and talented management. We currently have a management team with a great deal of experience with us and in apparel retailing. If we were to lose the benefit of this experience, our business, financial condition and results of operations could be materially and adversely affected. On November 6, 2009, we announced the retirement of Rebecca Matthias, our co-founder, at the end of fiscal 2010. Pursuant to our transition agreement with Ms. Matthias, she will be a full-time employee of the Company until June 5, 2010. After June 15, 2010, Ms. Matthias will remain in an employment relationship with us on a part-time basis through September 30, 2010, and will then provide consulting services to us, as requested, through September 30, 2012. If we were unable to compensate for the loss of the benefit of Ms. Matthias’ experience, our business, financial condition and results of operations could be materially and adversely affected.

In addition, as our business expands, we believe that our success will depend greatly on our continued ability to attract and retain highly skilled and qualified personnel. There is a high level of competition for personnel in the retail industry. Like most retailers, we experience significant employee turnover rates, particularly among store sales associates and managers, and our continued growth will require us to hire and train even more new personnel. We therefore must continually attract, hire and train new personnel to meet our staffing needs. We constantly compete for qualified personnel with companies in our industry and in other industries. A significant increase in the turnover rate among our sales associates and managers would increase our recruiting and training costs and could decrease our operating efficiency and productivity. If we are unable to retain our employees or attract, train, assimilate or retain other skilled personnel in the future, we may not be able to service our customers as effectively, which could impair our ability to increase sales and could otherwise harm our business.

Our quarterly operating results and inventory levels may fluctuate significantly as a result of seasonality in our business.

Our business, like that of other retailers, is seasonal. Results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. Quarterly results may fluctuate materially depending upon, among other things, increases or decreases in comparable store sales, the timing of new store openings and new leased department openings, net sales and profitability contributed by new stores and leased departments, the timing of the fulfillment of purchase orders under our product and license arrangements, adverse weather conditions, shifts in the timing of certain holidays and promotions, changes in inventory and production levels and the timing of deliveries of inventory, and changes in our merchandise mix. Our quarterly net sales have historically been highest in our third fiscal quarter, corresponding to the Spring selling season, followed by our first fiscal quarter, corresponding to the Fall/holiday selling season. Given the historically higher sales level in our third fiscal quarter and the relatively fixed nature of most of our operating expenses and interest expense, we have typically generated a very significant percentage of our full year operating income and net income during our third fiscal quarter. Thus, any factors which result in a material reduction of our sales for the third quarter could have a material adverse effect on our results of operations for our fiscal year as a whole. Seasonal fluctuations in sales also affect our inventory levels, as we usually order merchandise in advance of peak selling periods and sometimes before new fashion trends are confirmed by customer purchases. We must carry a significant amount of inventory, especially before the Fall/holiday and Spring selling seasons. If we are not successful in selling our inventory during this period, we may be forced to rely on markdowns or promotional sales to sell the excess inventory or we may not be able to sell the inventory at all, which could have a material adverse effect on our business, financial condition and results of operations.

Our business depends on sustained demand for maternity clothing and is sensitive to birth rates, women’s fashion trends, economic conditions and consumer spending.

Our business depends upon sustained demand for maternity clothing. Our future performance will be subject to a number of factors beyond our control, including demographic changes, fashion trends, economic conditions and consumer spending. If demand for maternity clothing were to decline for any reason, such as a decrease in the number of pregnancies, our operating results could be adversely affected. Additionally, our operating results could be adversely affected if certain non-maternity women’s apparel fashions have a more pregnancy-friendly fit. For example, in fiscal 2007, we were negatively impacted by the popularity of certain styles in the non-maternity women’s apparel market, such as trapeze and baby-doll dresses and tops, which can more readily fit a pregnant woman early in her pregnancy than typical non-maternity fashions. Downturns, or the expectation of a downturn, in general economic conditions could adversely affect consumer spending patterns, our business, financial condition and results of operations. In addition, the specialty apparel retail business historically has been subject to cyclical variations. Consumer purchases of specialty apparel products, including maternity wear, may decline during recessionary periods and at other times when disposable income is lower. Declines in consumer spending patterns may have a more negative effect on apparel retailers than some other retailers. Therefore, we may not be able to maintain our historical sales and earnings, or remain as profitable, if there is a decline in consumer spending patterns. A prolonged economic downturn could have a material adverse impact on our business and results of operations.

If an independent manufacturer violates labor or other laws, or is accused of violating any such laws, or if their labor practices diverge from those generally accepted as ethical, it could harm our business and brand image.

While we maintain policies and guidelines with respect to labor practices that independent manufacturers that produce goods for us are contractually required to follow, and while we have an independent firm and Company employees inspect certain manufacturing sites to monitor compliance, we cannot control the actions of such manufacturers or the public’s perceptions of them, nor can we assure that these manufacturers will conduct their businesses using ethical or legal labor practices. Apparel companies can be held jointly liable for the wrongdoings of the manufacturers of their products. While many of our independent manufacturers are routinely monitored by buying representatives, who assist us in the areas of compliance, garment quality and delivery, we do not control the manufacturers’ business practices or their employees’ employment conditions, and manufacturers act in their own interest which may be in a manner that results in negative public perceptions of us, and/or employee allegations against us or court determinations that we are jointly liable. Violations of law by our importers, buying agents, manufacturers or distributors could result in delays in shipments and receipt of goods and could subject us to fines or other penalties, any of which could restrict our business activities, increase our operating expenses or cause our sales to decline.

We may be unable to protect our trademarks and other intellectual property and may be subject to liability if we are alleged to have infringed on another party’s intellectual property.

We believe that our trademarks, service marks and other intellectual property are important to our continued success and our competitive position due to their recognition with our customers. We devote substantial resources to the establishment and protection of our trademarks, service marks and other intellectual property. Although we actively protect our intellectual property, there can be no assurance that the actions that we have taken to establish and protect our trademarks, service marks and other intellectual property, including our rights in our management information systems and our proprietary rights in products for which we have applied for patent protection (for example, our Secret Fit Belly™ innovation), will be adequate to prevent imitation of our marks, products or services by others or to prevent others from seeking to block sales of our products as a violation of their trademarks, service marks or other proprietary rights. Also, others may assert rights in, or ownership of, our trademarks and other proprietary rights or may allege that we have or are infringing on their intellectual property rights and we may not be able to successfully resolve these types of conflicts. In addition, the laws of certain foreign countries may not protect our trademarks and proprietary rights to the same extent as do the laws of the United States. We cannot assure you that these registrations will prevent imitation of our name, merchandising concept, store design or private label merchandise, or the infringement of our other intellectual property rights by others. Imitation of our name, concept, store design or merchandise in a manner that projects lesser quality or carries a negative connotation of our brand image could have a material adverse effect on our business, financial condition and results of operations. Additionally, the high expense in both prosecuting and defending against, and potential liability related to, alleged infringements of intellectual property rights could be substantial and could have a material adverse effect on our business, financial condition and results of operations.

War or acts of terrorism or the threat of either may negatively impact availability of merchandise and otherwise adversely impact our business.

In the event of war or acts of terrorism, or if either is threatened, our ability to obtain merchandise available for sale may be negatively affected. A substantial portion of our merchandise is imported from other countries. If goods become difficult or impossible to import into the United States, and if we cannot obtain such merchandise from other sources at similar costs, our sales and profit margins may be adversely affected. In the event that commercial transportation is curtailed or substantially delayed, our business may be adversely impacted, as we may have difficulty shipping merchandise to our main distribution facility and retail locations, as well as fulfilling Internet orders.

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

These limitations and restrictions may adversely affect our ability to finance our future operations or capital needs or engage in other business activities that may be in our best interests. In addition, our ability to borrow under the credit facility is subject to borrowing base requirements. If we breach any of the covenants in our credit facility or term loan agreements, we may be in default under our credit facility and/or our term loan. If we default, the lenders under our term loan or the lender under our credit facility could declare all borrowings owed to them, including accrued interest and other fees, to be due and payable.

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

We have not paid any cash dividends on our common stock since our initial public offering and do not anticipate paying cash dividends on our common stock in the foreseeable future. In addition, the terms of each of our credit facility and term loan agreements restrict our ability to declare or pay dividends on our common stock. Even if our ability to pay dividends were not restricted, any future payment of dividends would still be at the discretion of our Board of Directors and would be based upon any applicable restrictive financial covenants, earnings, capital requirements and our financial condition, among other factors, at the time any such dividend is considered.

Any increase in our sales and marketing efforts that target markets outside the United States and Canada would expose us to additional risks associated with international operations.

Although an immaterial amount of our sales are currently derived from international sales outside of Canada, we are actively seeking to expand our international presence, and we have begun to do so through franchise arrangements in the Middle East and India. We may not be successful in these efforts. International operations and sales subject us to risks and challenges that we would otherwise not face if we conducted our business only in the United States. For example, we may depend on third parties to market our products through foreign sales channels, and we may be challenged by laws and business practices favoring local competitors. In addition, our ability to succeed in foreign markets will depend on our ability to protect our intellectual property. We must also adapt our pricing structure to address different pricing environments and may face difficulty in enforcing revenue collection internationally. Emerging markets are a significant focus of our international growth strategy. The developing nature of these markets presents a number of risks. Deterioration of social, political, labor, or economic conditions in a specific country or region and difficulties in staffing and managing foreign operations may also adversely affect our operations or financial results or those of our franchisees. Operations outside the United States may be affected by changes in trade protection laws, policies and measures, and other regulatory requirements affecting trade and investment, including the Foreign Corrupt Practices Act and local laws prohibiting corrupt payments. To the extent we achieve significant sales outside of the United States in the future, we may have significant exposure to fluctuating foreign currency exchange rates.

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

We own our principal executive offices and distribution facility, which is located at 456 North Fifth Street, Philadelphia, Pennsylvania, subject to a mortgage under the terms of which we owe approximately $2.4 million as of September 30, 2009. This facility consists of approximately 318,000 square feet, of which approximately 45,000 square feet is dedicated to office space and the remaining square footage is used for finished goods warehousing and distribution. On August 26, 2002, we entered into a ten-year lease for a facility located at 2001 Kitty Hawk Avenue, Philadelphia, Pennsylvania in the Philadelphia Naval Business Center. The area leased at this facility, which we use for some finished goods warehousing and distribution, as well as raw material cutting and warehousing, consists of approximately 64,000 square feet of space. To facilitate our store growth in Canada, we entered into a three-year lease commencing November 1, 2002 for approximately 12,000 square feet of finished goods warehouse and distribution space in Mississauga, Ontario in Canada. Since this time, we have renewed this lease in Canada on multiple occasions and it currently expires on October 31, 2010. From time to time we may also utilize third-party warehousing services in the Philadelphia, Pennsylvania area when we have increased storage requirements. These services essentially operate on a month-to-month basis. We believe that these facilities will be adequate to support our anticipated distribution needs for the near term and, potentially, longer. In the event we need additional space to meet our future distribution needs, we believe that such space would be readily available. Our facilities are subject to state and local regulations that range from building codes to health and safety regulations.

We lease our store premises for initial terms averaging from five to ten years. Certain leases allow us to terminate or reduce our obligations at specified points in time in the event that the applicable store does not achieve a specified sales volume. Some of our store leases also provide for contingent payments based on sales volume, escalations of the base rent, as well as increases in operating costs, marketing costs and real estate taxes.

As of September 30, 2009, the following numbers of store leases are set to expire as listed in the table below. We do not expect the expiration of any leases to have a material adverse impact on our business or operations.

Fiscal Year Leases Expire	Number of Stores
2010	104
2011	108
2012	85
2013	119
2014	136
2015 and later	172

Total	724

In addition to the stores we operate, we have arrangements with department and specialty stores, including Sears, Kmart, Macy’s, Bloomingdale’s, Babies“R”Us, Boscov’s and Gordmans to operate maternity apparel departments in their stores. These leased departments typically involve the lease partner collecting all of the revenue from the leased department. The revenue is remitted to us, less a fixed percentage of the net sales earned by the lease partner as stipulated in the agreement. We provide at least some amount of staffing for each of the leased departments, with the amount varying depending on the specific arrangement. Generally, under each of our leased department agreements, our lease partner has the right to terminate any or all of our rights to operate our leased departments in their stores subject to varying notice requirements.

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

Our common stock is traded on the Nasdaq Global Market under the symbol “DEST.” Prior to December 9, 2008 (before giving effect to our corporate name change), our common stock traded under the symbol “MWRK.” The following table sets forth for the periods indicated below the reported high and low sales prices of our common stock as reported on the Nasdaq Global Market:

	High	Low
Fiscal Year Ended September 30, 2009:
Quarter ended December 31, 2008	$14.68	$5.72
Quarter ended March 31, 2009	8.70	4.42
Quarter ended June 30, 2009	18.13	5.92
Quarter ended September 30, 2009	23.74	16.30

Fiscal Year Ended September 30, 2008:
Quarter ended December 31, 2007	$19.78	$14.93
Quarter ended March 31, 2008	20.21	14.58
Quarter ended June 30, 2008	18.46	8.97
Quarter ended September 30, 2008	17.39	9.61

As of December 1, 2009, there were 1,288 holders of record and 949 estimated beneficial holders of our common stock.

We have not paid any cash dividends on our common stock since our initial public offering and do not anticipate paying cash dividends on our common stock in the foreseeable future. In addition, the terms of our senior secured Term Loan B due March 13, 2013 (the “Term Loan”) and our credit facility restrict our ability to declare or pay dividends on our common stock. Even if we were not restricted under the terms of our Term Loan or our credit facility from being able to pay dividends, any future payment of dividends would still be at the discretion of our Board of Directors and would be based upon certain restrictive financial covenants, earnings, capital requirements and our financial condition, among other factors, at the time any such dividend is considered.

Under our Amended and Restated 2005 Equity Incentive Plan (the “2005 Plan”), awards may be granted in the form of options, stock appreciation rights, restricted stock or restricted stock units. Up to 700,000 shares of our common stock may be issued in respect of awards under our 2005 Plan, with no more than 350,000 of those shares permitted to be issued in respect of restricted stock or restricted stock units granted under the 2005 Plan.

In July 2008, our Board of Directors approved a program to repurchase up to $7.0 million of our outstanding common stock. Under the program, we may repurchase shares from time to time through solicited or unsolicited transactions in the open market or in negotiated or other transactions. The program will be in effect until the end of July 2010. There were no repurchases of common stock under the program during fiscal 2009 or fiscal 2008.

Stock Price Performance Graph

The graph below compares the cumulative total stockholder return on our Common Stock for the period from September 30, 2004 to September 30, 2009, with the cumulative total return of the Standard & Poor’s 500 Index and the Standard & Poor’s Apparel Retail Index. The comparison assumes $100 was invested on September 30, 2004 in our Common Stock and in each of the foregoing indices and assumes reinvestment of dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Destination Maternity Corporation, The S&P 500 Index

And The S&P Apparel Retail Index

*	$100 invested on 9/30/04 in stock or index—including reinvestment of dividends. Fiscal year ending September 30.

	2004	2005	2006	2007	2008	2009
Destination Maternity Corporation	$100.00	$68.97	$331.86	$128.76	$95.72	$125.03
S&P 500	$100.00	$112.25	$124.36	$144.81	$112.99	$105.18
S&P Apparel Retail Index	$100.00	$95.12	$120.21	$119.08	$104.08	$120.43

Item 6.	Selected Consolidated Financial and Operating Data

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

	Year Ended September 30,
	2009	2008	2007	2006	2005
	(in thousands, except per share amounts)
Statement of Operations Data:
Net sales	$531,251	$564,602	$581,371	$602,744	$561,627
Cost of goods sold	248,476	281,561	281,155	288,082	277,453

Gross profit	282,775	283,041	300,216	314,662	284,174
Selling, general and administrative expenses	259,552	271,592	279,719	279,713	264,652
Store closing, asset impairment and asset disposal expenses	536	2,916	1,788	4,621	5,284
Restructuring and other charges	1,557	3,461	—	—	—
Goodwill impairment expense	50,389	—	—	—	—

Operating income (loss)	(29,259)	5,072	18,709	30,328	14,238
Interest expense, net	4,720	6,974	9,848	14,534	15,293
Loss on extinguishment of debt	123	97	9,423	873	—

Income (loss) before income taxes	(34,102)	(1,999)	(562)	14,921	(1,055)
Income tax provision (benefit)	6,580	(610)	(169)	5,819	(880)

Net income (loss)	$(40,682)	$(1,389)	$(393)	$9,102	$(175)

Net income (loss) per share—Basic	$(6.79)	$(0.23)	$(0.07)	$1.70	$(0.03)

Average shares outstanding—Basic	5,992	5,924	5,802	5,348	5,242

Net income (loss) per share—Diluted	$(6.79)	$(0.23)	$(0.07)	$1.63	$(0.03)

Average shares outstanding—Diluted	5,992	5,924	5,802	5,591	5,242

	Year Ended September 30,
	2009	2008	2007	2006	2005
	(unaudited; in thousands, except operating data, ratios and per share amounts)
Operating Data:
Comparable store sales increase (decrease) (1)	(4.3)%	0.2%	(4.8)%	4.3%	(2.5)%
Average net sales per gross square foot (2)	$290	$302	$299	$305	$295
Average net sales per store (2)	$573,000	$588,000	$568,000	$570,000	$534,000
Gross store square footage at period end (3)	1,462,000	1,492,000	1,498,000	1,532,000	1,579,000
Gross retail location square footage at period end (4)	1,619,000	1,623,000	1,811,000	1,819,000	1,874,000
Number of retail locations at period end:
Motherhood Maternity stores	591	616	635	659	690
Mimi Maternity stores (5)	—	89	100	106	117
A Pea in the Pod stores (5)	67	30	32	33	37
Destination Maternity stores (5)	66	19	14	12	8

Total stores	724	754	781	810	852
Leased departments	360	278	795	731	739

Total retail locations	1,084	1,032	1,576	1,541	1,591

Other Financial Data:
Adjusted EBITDA (6)(7)	$38,762	$25,501	$38,579	$51,715	$33,906
Ratio of total debt to Adjusted EBITDA	1.5x	3.1x	2.4x	2.3x	3.8x
Ratio of Adjusted EBITDA to interest expense, net	8.2x	3.7x	3.9x	3.6x	2.2x
Adjusted EBITDA before restructuring and other charges (6)(7)	40,191	28,717	38,579	51,715	33,906
Adjusted net income (loss), before goodwill impairment expense (7)	9,707	(1,389)	(393)	9,102	(175)
Adjusted net income (loss) per share—Diluted, before goodwill impairment expense (7)	1.60	(0.23)	(0.07)	1.63	(0.03)
Adjusted net income (loss), before goodwill impairment expense, restructuring and other charges, and loss on extinguishment of debt (7)	10,751	843	5,355	9,635	(175)
Adjusted net income (loss) per share—Diluted, before goodwill impairment expense, restructuring and other charges, and loss on extinguishment of debt (7)	1.77	0.14	0.87	1.72	(0.03)
Cash flows provided by operating activities	42,525	27,822	27,398	42,413	7,324
Cash flows used in investing activities	(12,455)	(13,347)	(8,112)	(23,166)	(11,414)
Cash flows used in financing activities	(21,592)	(12,457)	(28,060)	(3,380)	(1,340)
Capital expenditures	(12,639)	(15,688)	(15,444)	(13,933)	(17,644)

Balance Sheet Data (at end of period):
Cash and cash equivalents	$20,626	$12,148	$10,130	$18,904	$3,037
Short-term investments	—	—	—	9,425	—
Working capital	50,580	61,611	64,923	83,772	71,228
Total assets	196,007	256,248	275,925	287,736	273,317
Total debt	57,409	78,646	93,180	118,349	128,856
Net debt (7)(8)	36,783	66,498	83,050	90,020	125,819
Stockholders’ equity	49,800	89,468	88,523	80,700	63,328

(1)	Comparable store sales figures represent sales at retail locations that have been in operation by us for at least twelve full months at the beginning of the period for which such data is presented. As used in this Form 10-K, “retail locations” include stores and leased departments, and exclude locations where Kohl’s sells our products under an exclusive product and license agreement and international franchise locations.

(2)	Based on stores in operation by us during the entire twelve-month period (which does not include leased department or licensed relationships).

(3)	Based on stores in operation by us at the end of the period.

(4)	Based on all retail locations in operation at the end of the period.

(5)	In fiscal 2009, as part of our merchandise brand and store nameplate restructuring, we renamed our single-brand Mimi Maternity stores as A Pea in the Pod, and we renamed our multi-brand Mimi Maternity stores as Destination Maternity.

(6)	Adjusted EBITDA represents operating income (loss) before deduction for the following non-cash charges: (i) depreciation and amortization expense; (ii) loss on impairment of tangible and intangible assets; (iii) (gain) loss on disposal of assets; and (iv) stock-based compensation expense. We have presented Adjusted EBITDA to enhance your understanding of our operating results.

(7)	Other Financial and Balance Sheet Data contain non-GAAP financial measures within the meaning of the Securities and Exchange Commission’s Regulation G, including: (a) Adjusted EBITDA; (b) Adjusted EBITDA before restructuring and other charges; (c) Adjusted net income (loss), before goodwill impairment expense; (d) Adjusted net income (loss) per share—Diluted, before goodwill impairment expense; (e) Adjusted net income (loss), before goodwill impairment expense, restructuring and other charges, and loss on extinguishment of debt; (f) Adjusted net income (loss) per share—Diluted, before goodwill impairment expense, restructuring and other charges, and loss on extinguishment of debt; and (g) net debt. We believe that each of these non-GAAP financial measures provides useful information about our results of operations and/or financial position to both investors and management. Each non-GAAP financial measure is provided because we believe it is an important measure of financial performance used in the retail industry to measure operating results, to determine the value of companies within the industry and to define standards for borrowing from institutional lenders. We use each of these non-GAAP financial measures as a measure of the performance of the Company. We provide these measures to investors to assist them in performing their analysis of our historical operating results. The non-GAAP financial measures included in Other Financial Data reflect a measure of our operating results before consideration of certain charges and consequently, none of these measures should be construed as an alternative to net income (loss) or operating income (loss) as an indicator of our operating performance, or as an alternative to cash flows from operating activities as a measure of our liquidity, as determined in accordance with generally accepted accounting principles. We may calculate each of these non-GAAP financial measures differently than other companies. With respect to the non-GAAP financial measures included in Other Financial Data, we have presented below a reconciliation of the non-GAAP financial measures to the most directly comparable GAAP financial measures.

(8)	Net debt represents total debt minus cash and cash equivalents and short-term investments.

Reconciliation of Net Income (Loss) to Adjusted EBITDA

and Adjusted EBITDA Before Restructuring and Other Charges

(in thousands)

(unaudited)

	Year Ended September 30,
	2009	2008	2007	2006	2005
Net income (loss)	$(40,682)	$(1,389)	$(393)	$9,102	$(175)
Add: income tax provision (benefit)	6,580	(610)	(169)	5,819	(880)
Add: interest expense, net	4,720	6,974	9,848	14,534	15,293
Add: loss on extinguishment of debt	123	97	9,423	873	—

Operating income (loss)	(29,259)	5,072	18,709	30,328	14,238
Add: depreciation and amortization expense	14,982	15,974	16,410	16,118	15,502
Add: loss on impairment of long-lived assets	667	1,628	1,781	2,612	3,440
Add: goodwill impairment expense	50,389	—	—	—	—
Add: (gain) loss on disposal of assets	(48)	546	(422)	(139)	726
Add: stock-based compensation expense	2,031	2,281	2,101	2,796	—

Adjusted EBITDA	38,762	25,501	38,579	51,715	33,906
Add: restructuring and other charges (1)	1,429	3,216	—	—	—

Adjusted EBITDA before restructuring and other charges	$40,191	$28,717	$38,579	$51,715	$33,906

(1)	Excludes accelerated depreciation expense of $128 and $245 for the years ended September 30, 2009 and 2008, respectively, included in depreciation and amortization expense above.

Reconciliation of Net Income (Loss) to Adjusted Net Income (Loss),

Before Goodwill Impairment Expense and Adjusted Net Income (Loss),

Before Goodwill Impairment Expense, Restructuring and Other Charges,

and Loss on Extinguishment of Debt and Net Income (Loss) Per Share-Diluted

to Adjusted Net Income (Loss) Per Share—Diluted, Before Goodwill Impairment Expense

and Adjusted Net Income (Loss) Per Share—Diluted, Before Goodwill Impairment Expense, Restructuring and Other Charges, and Loss on Extinguishment of Debt

(in thousands, except per share amounts)

(unaudited)

	Year Ended September 30,
	2009	2008	2007	2006	2005
Net income (loss), as reported	$(40,682)	$(1,389)	$(393)	$9,102	$(175)
Add: goodwill impairment expense, net of tax	50,389	—	—	—	—

Adjusted net income (loss), before goodwill impairment expense	9,707	(1,389)	(393)	9,102	(175)
Add: restructuring and other charges, net of tax	968	2,171	—	—	—
Add: loss on extinguishment of debt, net of tax	76	61	5,748	533	—

Adjusted net income (loss), before goodwill impairment expense, restructuring and other charges, and loss on extinguishment of debt	$10,751	$843	$5,355	$9,635	$(175)

Net income (loss) per share—Diluted, as reported	$(6.79)	$(0.23)	$(0.07)	$1.63	$(0.03)

Average shares outstanding—Diluted, as reported (1)	5,992	5,924	5,802	5,591	5,242

Adjusted net income (loss) per share—Diluted, before goodwill impairment expense	$1.60	$(0.23)	$(0.07)	$1.63	$(0.03)

Average shares outstanding—Diluted (1)	6,067	5,924	5,802	5,591	5,242

Adjusted net income (loss) per share—Diluted, before goodwill impairment expense, restructuring and other charges, and loss on extinguishment of debt	$1.77	$0.14	$0.87	$1.72	$(0.03)

Average shares outstanding—Diluted (1)	6,067	6,048	6,135	5,591	5,242

(1)	For fiscal years with net loss or adjusted net loss, diluted shares reflect the elimination of the dilutive impact of outstanding stock options and warrants and restricted stock.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion should be read in conjunction with the consolidated financial statements and their related notes included elsewhere in this report.

We are the leading designer and retailer of maternity apparel in the United States with 1,084 retail locations, including 724 stores in all 50 states, Puerto Rico, Guam and Canada, and 360 leased departments located within department stores and baby specialty stores throughout the United States. We are also the exclusive provider of maternity apparel to Kohl’s®, which operates approximately 1,059 stores throughout the United States. During fiscal 2009, we operated our stores under the Motherhood Maternity, A Pea in the Pod and Destination Maternity retail concepts. We are the exclusive maternity apparel provider in each of our leased department relationships. In October 2009, we re-launched our Two Hearts Maternity by Destination Maternity collection at Sears and Kmart stores. As of November 30, 2009, we operate maternity apparel departments in 522 Sears locations and 101 Kmart locations. The Two Hearts Maternity collection was previously offered in Sears stores from April 2004 through June 2008. We also are expanding internationally and have entered into exclusive store franchise and product supply relationships in India and the Middle East. Finally, we also sell merchandise on the Internet, primarily through DestinationMaternity.com and our various brand-specific websites. We design and contract manufacture approximately 90% of the merchandise we sell, using sewing factories located throughout the world, predominantly outside of the United States. Substantially all of the merchandise produced outside of the United States is paid for in U.S. dollars.

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

Our significant accounting policies are described in Note 2 of “Notes to Consolidated Financial Statements” included elsewhere in this report. We believe that the following discussion addresses our critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. If actual results were to differ significantly from estimates made, future reported results could be materially affected. However, we are not currently aware of any reasonably likely events or circumstances that would result in materially different results.

Our senior management has reviewed these critical accounting policies and estimates and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations with the Audit Committee of our Board of Directors.

Inventories.     We value our inventories, which consist primarily of maternity apparel, at the lower of cost or market. Cost is determined on the first-in, first-out method (FIFO) and includes the cost of merchandise, freight, duty and broker fees, as well as applied product related overhead. A periodic review of inventory quantities on hand is performed in order to determine if inventory is properly valued at the lower of cost or market. Factors related to current inventories such as future consumer demand and fashion trends, current aging, current analysis of merchandise based on receipt date, current and anticipated retail markdowns or wholesale discounts, and class or type of inventory are analyzed to determine estimated net realizable values. Criteria utilized by us to determine the net realizable value of our inventories and the related level of required inventory reserves include factors such as the amount of merchandise received within the past twelve months, merchandise received more than one year before with quantities on-hand in excess of twelve months of sales, and merchandise currently selling below cost. A provision is recorded to reduce the cost of inventories to its estimated net realizable value, if required. Inventories as of September 30, 2009 and 2008 totaled $78.9 million and

$88.1 million, respectively, representing 40.2% and 34.4% of total assets, respectively. Given the significance of inventories to our consolidated financial statements, the determination of net realizable values is considered to be a critical accounting estimate. Any significant unanticipated changes in the factors noted above could have a significant impact on the value of our inventories and our reported operating results.

Long-Lived Assets.     Our long-lived assets consist principally of store leasehold improvements and furniture and equipment (included in the “property, plant and equipment, net” line item in our consolidated balance sheets) and, to a much lesser extent, patent and lease acquisition costs (included in the “other intangible assets, net” line item in our consolidated balance sheets). These long-lived assets are recorded at cost and are amortized using the straight-line method over the shorter of the lease term or their useful life. Net long-lived assets as of September 30, 2009 and 2008 totaled $63.8 million and $66.8 million, respectively, representing 32.5% and 26.1% of total assets, respectively.

In assessing potential impairment of these assets, we periodically evaluate the historical and forecasted operating results and cash flows on a store-by-store basis. Newly opened stores may take time to generate positive operating and cash flow results. Factors such as (i) store type, that is, Company store or leased department, (ii) store concept, that is, Motherhood, Pea or Destination Maternity, (iii) store location, for example, urban area versus suburb, (iv) current marketplace awareness of our brands, (v) local customer demographic data, (vi) anchor stores within the mall in which our store is located and (vii) current fashion trends are all considered in determining the time frame required for a store to achieve positive financial results, which is assumed to be within two years from the date a store location is opened. If economic conditions are substantially different from our expectations, the carrying value of certain of our long-lived assets may become impaired. As a result of our impairment assessment, we recorded write-downs of long-lived assets of $0.7 million and $1.6 million during fiscal 2009 and fiscal 2008, respectively.

Goodwill.     The purchase method of accounting for business combinations requires the use of estimates and judgments to allocate the purchase price paid for acquisitions to the fair value of the net tangible and identifiable intangible assets. Goodwill represents the excess of the aggregate purchase price over the fair value of net assets acquired in business combinations and is separately disclosed in our consolidated balance sheets. In June 2001, the Financial Accounting Standards Board (“FASB”) issued an accounting pronouncement, which required that goodwill no longer be amortized, but instead be tested for impairment at least annually or as impairment indicators arise. The impairment test requires us to compare the fair value of business reporting units to their carrying value, including assigned goodwill. In assessing potential impairment of goodwill, we have determined that we have one reporting unit for purposes of applying the accounting requirements based on our reporting structure. The fair value of our single reporting unit is determined based on a combination of the fair market value of our outstanding common stock on a control basis, a discounted cash flow analysis and other generally accepted valuation methodologies and, if necessary, with the assistance of an outside independent valuation specialist. To arrive at the fair market value of our outstanding common stock we consider our market capitalization as of the valuation date and comparative market multiples of other companies generally influenced by similar business and economic conditions. Our discounted cash flow analysis is based on assumptions that are consistent with our estimates of future growth used to manage the underlying business. Factors requiring significant judgment include assumptions related to future growth rates, discount factors and control premium, among other considerations. The carrying value of our single reporting unit, expressed on a per share basis, is represented by the book value per share of our outstanding common stock.

As of September 30, 2009 and 2008, goodwill totaled zero and $50.4 million, respectively, representing zero percent and 19.7% of total assets, respectively. As of September 30, 2008, our book value was $14.74 per share of outstanding common stock and the closing trading price of our common stock was $13.88 per share. As part of our impairment analysis as of September 30, 2008, an outside independent valuation was obtained and the results indicated the fair value of our single reporting unit exceeded the carrying value. If the per share fair value of our single reporting unit was less than the book value per share on September 30, 2008, our goodwill would have been impaired. Our goodwill also needs to be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of our single reporting unit below its carrying value. As a result of a substantial decrease in the market price of our common stock subsequent to

September 30, 2008, reflecting deteriorating overall economic conditions and the very difficult equity market conditions, we reassessed the carrying value of our goodwill as of December 31, 2008, in accordance with the interim period accounting requirements and concluded that our goodwill was impaired. Consequently, we recorded a preliminary non-cash goodwill impairment charge of $47.0 million, on both a pretax and after tax basis, in the first quarter of fiscal 2009. The preliminary goodwill impairment charge reflected the indication from the impairment analysis performed in the first quarter of fiscal 2009, was subject to finalization of certain fair value estimates being performed with the assistance of an outside independent valuation specialist, and was subject to adjustment when all aspects of the analysis were completed. The final results of our evaluation completed during the second quarter of fiscal 2009 indicated the goodwill was fully impaired. Accordingly, we recorded a $3.4 million non-cash goodwill impairment charge, on both a pretax and after tax basis, in the second quarter of fiscal 2009, representing the remaining carrying value of the goodwill as of December 31, 2008. The goodwill impairment analysis involved calculating the implied fair value of our goodwill by allocating the fair value of our single reporting unit to all assets and liabilities other than goodwill (including both recognized and unrecognized intangible assets) and comparing the residual amount to the carrying value of goodwill.

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

The temporary differences between the book and tax treatment of income and expenses result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income. Actual results could differ from our assessments if adequate taxable income is not generated in future periods. Net deferred tax assets as of September 30, 2009 and 2008 totaled $21.4 million and $23.6 million, respectively, representing 10.9% and 9.2% of total assets, respectively. To the extent we believe that recovery is not more likely than not, we must establish a valuation allowance. To the extent we establish a valuation allowance or change the allowance in a future period, income tax expense will be impacted.

Accounting for Contingencies.     From time to time, we are named as a defendant in legal actions arising from our normal business activities. We account for contingencies such as these in accordance with applicable accounting standards, which require us to record an estimated loss contingency when information available prior to issuance of our financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accounting for contingencies arising from contractual or legal proceedings requires management, after consultation with outside legal counsel, to use its best judgment when estimating an accrual related to such contingencies. As additional information becomes known, our accrual for a loss contingency could fluctuate, thereby creating variability in our results of operations from period to period. Likewise, an actual loss arising from a loss contingency which significantly exceeds the amount accrued for in our financial statements could have a material adverse impact on our operating results for the period in which such actual loss becomes known.

Restructuring and Other Charges

On July 1, 2008, we announced that we were streamlining our merchandise brands and store nameplates and implementing cost reductions in order to simplify our business model, reduce overhead costs and improve and tighten our merchandise assortments. Pursuant to the strategic restructuring, we rebranded our Mimi Maternity merchandise brand under our A Pea in the Pod brand beginning with the Spring 2009 collection, which initially debuted in November 2008. We also streamlined our store nameplates, which began in November 2008, by renaming our single-brand Mimi Maternity stores as A Pea in the Pod, and by renaming our multi-brand Mimi Maternity stores as Destination Maternity. In connection with the strategic restructuring we also reduced our corporate and field management headcount, and during fiscal 2009 we began to implement actions to achieve further cost reductions. The objectives of our restructuring and cost reduction program are to improve and simplify critical processes, consolidate activities and infrastructure, and reduce our expense structure to be more appropriately aligned with our generation of revenue. We incurred pretax expense of approximately $1.6 million from our restructuring and cost reduction actions in fiscal 2009, consisting of approximately $1.1 million for consulting services related to our cost reduction initiatives, $0.4 million for cash severance expense and severance-related benefits, and approximately $0.1 million of non-cash expense for accelerated depreciation of existing store signs resulting from planned store signage changes. We incurred pretax expense of approximately $0.9 million from our restructuring in fiscal 2008, consisting of approximately $0.7 million for cash severance expense and severance-related benefits, and approximately $0.2 million of non-cash expense for accelerated depreciation of existing store signs. As of September 30, 2009, we had a commitment under a consulting agreement for minimum fees and expenses of approximately $1.6 million, of which approximately $0.6 million was recorded in fiscal 2009, based upon services rendered in fiscal 2009. We expect total additional expense of approximately $3.3 million, including but not entirely consisting of the remaining minimum commitment for consulting services related to our cost reduction initiatives, to be recorded in fiscal 2010, of which the majority may occur in the first quarter. These initiatives resulted in approximate pretax savings of $12 million in fiscal 2009, with incremental pretax savings of approximately $5 million projected for fiscal 2010. We project total annualized pretax savings of approximately $22 to $25 million in fiscal 2011 as a result of our cost reduction initiatives, which includes the savings realized in fiscal 2009 plus the incremental projected savings for fiscal 2010.

In connection with the retirement of Dan Matthias, our former Chief Executive Officer (“Former CEO”), effective September 30, 2008, we recognized pretax expense of $2.5 million in the fourth quarter of fiscal 2008. The charge reflects benefit costs and payroll taxes related to an amendment to the executive’s supplemental retirement agreement with us. Subsequent to his retirement, our Former CEO continued to serve us as non-executive Chairman of the Board and is available to our CEO in a consulting capacity, for which our Former CEO is being paid an annual retainer of $200,000 through September 2012. In November 2009, our Former CEO entered into a letter agreement with us, which confirmed that he would not seek reelection to the Board of Directors after the expiration of his current term in January 2010. The agreement does not change the terms of payment under his annual retainer for advisory services, however we will incur a non-cash pretax charge of approximately $0.6 million primarily in the first quarter of fiscal 2010, representing the amount due for the remaining term of the advisory arrangement.

In connection with the announced retirement of Rebecca Matthias, our President and Chief Creative Officer, at the end of fiscal 2010, we expect to incur a pretax charge of approximately $0.9 million in the first quarter of fiscal 2010. The charge reflects benefit costs related to an amendment to the executive’s supplemental retirement agreement with us.

Results of Operations

The following table sets forth certain operating data from our consolidated statements of operations as a percentage of net sales and as a percentage change for the periods indicated:

	% of Net Sales (1)			% Increase (Decrease)
	Year Ended September 30,			Year Ended September 30,
	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
Net sales	100.0%	100.0%	100.0%	(5.9)%	(2.9)%
Cost of goods sold (2)	46.8	49.9	48.4	(11.8)	0.1

Gross profit	53.2	50.1	51.6	(0.1)	(5.7)
Selling, general and administrative expenses (3)	48.9	48.1	48.1	(4.4)	(2.9)
Store closing, asset impairment and asset disposal expenses	0.1	0.5	0.3	(81.6)	63.1
Restructuring and other charges	0.3	0.6	—	(55.0)	N.M.
Goodwill impairment expense	9.5	—	—	N.M.	N.M.

Operating income (loss)	(5.5)	0.9	3.2	N.M.	(72.9)
Interest expense, net	0.9	1.2	1.7	(32.3)	(29.2)
Loss on extinguishment of debt	0.0	0.0	1.6	26.8	(99.0)

Loss before income taxes	(6.4)	(0.4)	(0.1)	N.M.	N.M.
Income tax provision (benefit)	1.2	(0.1)	(0.0)	N.M.	N.M.

Net loss	(7.7)%	(0.2)%	(0.1)%	N.M.	N.M.

N.M.—Not meaningful

(1)	Components may not add to total due to rounding.

(2)	The “cost of goods sold” line item includes: merchandise costs (including customs duty expenses), expenses related to inventory shrinkage, product related corporate expenses (including expenses related to our payroll, benefit costs and operating expenses of our buying departments), inventory reserves (including lower of cost or market reserves), inbound freight charges, purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs, and the other costs of our distribution network.

(3)	The “selling, general and administrative expenses” line item includes: advertising and marketing expenses, corporate administrative expenses, and store expenses (including store payroll and store occupancy expenses).

The following table sets forth certain information regarding the number of our retail locations, including stores and leased maternity apparel departments and excluding locations where Kohl’s sells our products under an exclusive product and license agreement and international franchise locations, for the fiscal years indicated:

	Year Ended September 30,
	2009			2008			2007
Retail Locations	Stores	Leased Departments	Total Retail Locations	Stores	Leased Departments	Total Retail Locations	Stores	Leased Departments	Total Retail Locations
Beginning of period	754	278	1,032	781	795	1,576	810	731	1,541
Opened	13	85	98	28	7	35	18	121	139
Closed	(43)	(3)	(46)	(55)	(524)	(579)	(47)	(57)	(104)

End of period	724	360	1,084	754	278	1,032	781	795	1,576

Year Ended September 30, 2009 Compared to Year Ended September 30, 2008

Net Sales.    Our net sales for fiscal 2009 decreased by 5.9%, or approximately $33.3 million, to $531.3 million from $564.6 million for fiscal 2008. Comparable store sales decreased by 4.3% during fiscal 2009 versus a comparable store sales increase of 0.2% during fiscal 2008. The decrease in sales versus last year resulted primarily from the decrease in comparable store sales and the decrease in Sears leased department sales due to the closure of all of the remaining leased departments within Sears stores during June 2008. In October 2009 we re-launched our Two Hearts Maternity collection at over 600 Sears and Kmart locations.

As of September 30, 2009, we operated a total of 724 stores and 1,084 total retail locations: 591 Motherhood Maternity stores (including 86 Motherhood Maternity Outlet stores), 67 A Pea in the Pod stores, 66 Destination Maternity stores, and 360 leased maternity apparel departments, which were primarily under the Motherhood brand. In addition, our Oh Baby by Motherhood collection is available at Kohl’s stores throughout the United States. In comparison, as of September 30, 2008, we operated a total of 754 stores and 1,032 total retail locations: 616 Motherhood Maternity stores (including 87 Motherhood Maternity Outlet stores), 89 Mimi Maternity stores, 30 A Pea in the Pod stores, 19 Destination Maternity superstores, and 278 leased maternity apparel departments. As of September 30, 2009, our store total included 66 multi-brand stores, including 44 Destination Maternity combo stores and 22 Destination Maternity superstores. In comparison, as of September 30, 2008, we operated 64 multi-brand stores, including 19 Destination Maternity superstores, with the remaining multi-brand stores under the Mimi Maternity brand. The increase in leased department locations at the end of September 2009 versus the end of September 2008 predominantly reflects the opening of an additional 69 Babies“R”Us® leased department locations in January 2009 and February 2009. During fiscal 2009, we opened 13 stores, including 5 multi-brand stores, and closed 43 stores, with 8 of these store closings related to multi-brand store openings. In addition, during fiscal 2009, we opened 85 leased department locations and closed 3 leased department locations.

Gross Profit.    Our gross profit for fiscal 2009 decreased by 0.1%, or approximately $0.2 million, to $282.8 million compared to $283.0 million for fiscal 2008, primarily reflecting the effect of our lower sales volume compared to last year, substantially offset by increased gross profit as a percentage of net sales (gross margin). Gross margin was 53.2% for fiscal 2009, compared to 50.1% for fiscal 2008. The increase in gross margin for fiscal 2009 as compared to fiscal 2008 was due primarily to higher merchandise gross margin from reduced product costs and lower overall markdown levels, and to a lesser extent due to reduced product-related overhead costs related to our cost reduction initiatives.

Selling, General and Administrative Expenses.    Our selling, general and administrative expenses for fiscal 2009 decreased by 4.4%, or $12.0 million, to $259.6 million from $271.6 million for fiscal 2008. This decrease in expense resulted primarily from: (1) our restructuring and cost reduction initiatives, including reduced corporate payroll, field management payroll, store payroll and store occupancy expenses; and (2) the elimination of operating expenses related to the Sears leased departments, which were not open at all during fiscal 2009; partially offset by higher variable incentive compensation expense resulting from increased profitability. As a percentage of net sales, selling, general and administrative expenses for fiscal 2009 increased to 48.9% compared to 48.1% for fiscal 2008. This increase in the expense percentage for fiscal 2009 resulted primarily from negative expense leverage from the decrease in sales, partially offset by the $12.0 million decrease in selling, general and administrative expenses.

Store Closing, Asset Impairment and Asset Disposal Expenses.    Our store closing, asset impairment and asset disposal expenses for fiscal 2009 decreased by 81.6%, or $2.4 million, to $0.5 million from $2.9 million for fiscal 2008. We incurred impairment charges for write-downs of long-lived assets of $0.7 million for fiscal 2009, as compared to $1.6 million for fiscal 2008. We incurred charges relating to store closings and other asset disposals of approximately $0.1 million for fiscal 2009, comprised primarily of non-cash other asset disposal costs related to store closings, as compared to $1.3 million for fiscal 2008, comprised of $0.7 million of cash lease termination costs and $0.6 million of non-cash other asset disposal costs, which were primarily related to store relocations. In fiscal 2009, we recognized a gain of $0.3 million from the sale of the remaining Costa Rica facility acquired in a fiscal 2002 business purchase.

Restructuring and Other Charges.    In fiscal 2009, we incurred pretax expense of $1.6 million from our restructuring and cost reduction initiatives compared to $0.9 million in fiscal 2008. In fiscal 2008 we also recognized a $2.5 million charge in connection with the retirement of our Former CEO. The charge reflects benefit costs and payroll taxes related to an amendment to the executive’s supplemental retirement agreement with us. See “Restructuring and Other Charges” in this Item 7 above for a detailed description of these charges.

Goodwill Impairment Expense.    We recorded non-cash goodwill impairment charges of $50.4 million in fiscal 2009 to reflect the full impairment of our goodwill based on the results of the impairment analysis performed in fiscal 2009. See Note 5 of the Notes to Consolidated Financial Statements, included elsewhere in this report for additional discussion.

Operating Income (Loss).    We had an operating loss of $(29.3) million for fiscal 2009. Before the goodwill impairment charges, our operating income for fiscal 2009 was $21.1 million, an increase of 317% or approximately $16.0 million, from the $5.1 million of operating income for fiscal 2008, which had no goodwill impairment charge. The increase in operating income, before the goodwill impairment charges, was primarily due to lower selling, general and administrative expenses, and lower store closing, asset impairment and asset disposal costs. Operating income, before the goodwill impairment charges, as a percentage of net sales for fiscal 2009 increased to 4.0% from 0.9% for fiscal 2008. The increase in operating income, before the goodwill impairment charges, as a percentage of net sales was primarily due to our higher gross margin, partially offset by our higher operating expense ratio compared to fiscal 2008.

Interest Expense, Net.    Our net interest expense for fiscal 2009 decreased by 32.3%, or $2.3 million, to $4.7 million from $7.0 million in fiscal 2008. This decrease was due to our lower debt level, primarily as a result of the $20.0 million of Term Loan prepayments we made in fiscal 2009, and to a lesser extent, lower interest rates and lower credit line borrowings. During fiscal 2009 and 2008, our average daily level of direct borrowings under our credit facility was $0.2 million and $5.2 million, respectively. We did not have any direct borrowings outstanding under our credit facility as of September 30, 2009.

Loss on Extinguishment of Debt.    During fiscal 2009, we prepaid $20.0 million principal amount of our outstanding Term Loan, which resulted in pretax charges totaling $0.1 million, representing the write-off of unamortized deferred financing costs. During fiscal 2008, we prepaid $13.0 million principal amount of our outstanding Term Loan, which resulted in pretax charges totaling $0.1 million.

Income Taxes.     Our income tax provision for fiscal 2009 was $6.6 million. There was no tax benefit associated with our $50.4 million of goodwill impairment charges. Before the goodwill impairment charges, our income before income taxes was $16.3 million and our effective tax rate was a provision of 40.4% for fiscal 2009 compared to a benefit of 30.5% in fiscal 2008. Our income tax rates for fiscal 2009 and fiscal 2008 reflect the effect of additional income tax expense (including interest and penalties) recognized as required by the accounting standard for uncertain income tax positions. Additionally, our income tax rates for both fiscal 2009 and fiscal 2008 reflect the effects of certain minimum state tax requirements, partially offset by allowable federal tax credits. See Note 15 of the Notes to Consolidated Financial Statements, included elsewhere in this report, for the reconciliation of the statutory federal income tax rate to our effective tax rate.

Net Loss.     Net loss for fiscal 2009 was $(40.7) million, or $(6.79) per share (diluted), compared to net loss of $(1.4) million for fiscal 2008, or $(0.23) per share (diluted). Net loss for fiscal 2009 includes the goodwill impairment charges of $50.4 million, restructuring and other charges of $1.6 million and loss on extinguishment of debt of $0.1 million. Net loss for fiscal 2008 includes restructuring and other charges of $3.5 million and loss on extinguishment of debt of $0.1 million. Before the goodwill impairment expense, restructuring and other charges, and loss on extinguishment of debt, our net income was $10.8 million or $1.77 per share (diluted), compared to $0.8 million or $0.14 per share (diluted) for fiscal 2008.

Our average shares outstanding (basic and diluted) of 5,992,000 shares for fiscal 2009 was 1.1% higher than the 5,924,000 average shares outstanding (basic and diluted) for fiscal 2008. The increase in average shares outstanding reflects higher shares outstanding in fiscal 2009 compared to fiscal 2008, as a result of vesting of restricted stock awards and stock option exercises. There is no difference between basic and diluted shares outstanding for both fiscal 2009 and fiscal 2008, as a result of the elimination of the dilutive impact of outstanding stock options and restricted stock, due to the net loss in both fiscal 2009 and fiscal 2008. Had we reported a profit for fiscal 2009 and fiscal 2008, the weighted average number of dilutive shares outstanding for computation of diluted earnings per share (“Diluted EPS”) would have been approximately 6,067,000 and 6,048,000, respectively.

Following is a reconciliation of net loss and net loss per share (diluted) to net income before goodwill impairment expense, restructuring and other charges, and loss on extinguishment of debt, and net income per share before goodwill impairment expense, restructuring and other charges, and loss on extinguishment of debt (diluted) for the years ended September 30, 2009 and 2008 (in thousands, except per share amounts):

	Year Ended September 30, 2009			Year Ended September 30, 2008
	Net Income (Loss)	Shares	Diluted EPS	Net Income (Loss)	Shares	Diluted EPS
As reported	$(40,682)	5,992	$(6.79)	$(1,389)	5,924	$(0.23)
Goodwill impairment expense, net of tax	50,389	—		—	—
Restructuring and other charges, net of tax	968	—		2,171	—
Loss on extinguishment of debt, net of tax	76	—		61	—
Incremental shares from the assumed lapse of restrictions on restricted stock awards	—	16		—	22
Incremental shares from the assumed exercise of outstanding stock options	—	59		—	102

As adjusted before goodwill impairment expense, restructuring and other charges, and loss on extinguishment of debt	$10,751	6,067	$1.77	$843	6,048	$0.14

Year Ended September 30, 2008 Compared to Year Ended September 30, 2007

Net Sales.    Our net sales for fiscal 2008 decreased by 2.9%, or $16.8 million, to $564.6 million from $581.4 million for fiscal 2007. The decrease in sales versus last year resulted primarily from a decrease in sales from our leased department and licensed relationships, largely due to a decrease in Sears leased department sales due to the closure of all of the remaining leased departments within Sears stores during June 2008, as well as reduced sales volume from the ongoing closure of certain underperforming stores, partially offset by increased Internet sales and a slight increase in comparable store sales. Comparable store sales increased by 0.2% during fiscal 2008 versus a comparable store sales decrease of 4.8% during fiscal 2007.

As of September 30, 2008, we operated a total of 754 stores and 1,032 total retail locations: 616 Motherhood Maternity stores (including 87 Motherhood Maternity Outlet stores), 89 Mimi Maternity stores, 30 A Pea in the Pod stores, 19 Destination Maternity superstores, and 278 leased maternity apparel departments, which were primarily under the Motherhood brand. In addition, our Oh Baby by Motherhood collection is available at Kohl’s stores throughout the United States. In comparison, as of September 30, 2007, we operated a total of 781 stores and 1,576 total retail locations: 635 Motherhood Maternity stores (including 91 Motherhood Maternity Outlet stores), 100 Mimi Maternity stores, 32 A Pea in the Pod stores, 14 Destination Maternity superstores, and 795 leased departments. As of September 30, 2008, our store total included 64 multi-brand stores, including 19 Destination Maternity superstores, with the remaining multi-brand stores under the Mimi Maternity brand. In comparison, as of September 30, 2007, we operated 57 multi-brand stores, including 14 Destination Maternity superstores. These multi-brand store figures for fiscal 2008 and fiscal 2007 exclude our A Pea in the Pod stores, which have traditionally carried a full line of both A Pea in the Pod and Mimi branded merchandise. During fiscal 2008, we opened 28 stores, including 7 multi-brand stores, and closed 55 stores, with 18 of these store closings related to multi-brand store openings. In addition, during fiscal 2008, we opened 7 leased department locations and closed 524 leased department locations, including the 501 Sears leased departments operated by us at the end of September 2007.

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

Store Closing, Asset Impairment and Asset Disposal Expenses.    Our store closing, asset impairment and asset disposal expenses for fiscal 2008 increased by 63.1%, or $1.1 million, to $2.9 million from $1.8 million for fiscal 2007. We incurred impairment charges for write-downs of long-lived assets of $1.6 million for fiscal 2008, as compared to $1.8 million for fiscal 2007. We incurred charges relating to store closings and other asset disposals of $1.3 million for fiscal 2008, comprised of $0.7 million of cash lease termination fees and $0.6 million of non-cash other asset disposal costs, which were primarily related to store relocations, as compared to $7,000 for fiscal 2007, comprised of $0.4 million of cash lease termination fees offset by $0.4 million non-cash gain on asset disposals from closed stores.

Restructuring and Other Charges.    In the fourth quarter of fiscal 2008, we incurred pretax expense of $0.9 million from our strategic restructuring and cost reduction initiatives. We also recognized a $2.5 million charge in connection with the retirement of our Former CEO. The charge reflects benefit costs and payroll taxes related to an amendment to the executive’s supplemental retirement agreement with us.

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

Interest Expense, Net.    Our net interest expense for fiscal 2008 decreased by 29.2%, or approximately $2.8 million, to $7.0 million from $9.8 million in fiscal 2007. This decrease was primarily due to the lower interest rate on our $90.0 million Term Loan, which was used to redeem the remaining outstanding balance of our 11 1/4% senior notes (the “Senior Notes”) and, to a lesser extent, our lower debt level, as a result of the repurchase of $25.0 million of our Senior Notes in December 2006, and the $13.0 million of Term Loan prepayments in fiscal 2008, partially offset by higher average borrowings under our credit facility. During fiscal 2008, our average level of direct borrowings under our credit facility was $5.2 million, but we did not have any direct borrowings under our credit facility as of September 30, 2008. During fiscal 2007, our average level of direct borrowings under our credit facility was $1.0 million.

Loss on Extinguishment of Debt.    During fiscal 2008, we prepaid $13.0 million principal amount of our outstanding Term Loan. The $13.0 million Term Loan prepayments resulted in pretax charges totaling $0.1 million. During fiscal 2007, we repurchased $25.0 million principal amount of Senior Notes in December 2006 and, with the proceeds of a new Term Loan, we redeemed the remaining $90.0 million principal amount of Senior Notes in April 2007. The $115.0 million of Senior Note repurchases resulted in pretax charges totaling $9.4 million in fiscal 2007, representing the premium paid plus the write-off of unamortized debt issuance discount and deferred financing costs.

Income Taxes.    Our effective tax rate was a benefit of 30.5% in fiscal 2008, compared to a benefit of 30.1% in fiscal 2007. Our income tax rate for fiscal 2008 reflects the effect of additional income tax expense (including interest and penalties) recognized as required by the accounting standard for uncertain income tax positions implemented during fiscal 2008. Additionally, our income tax rates for both fiscal 2008 and fiscal 2007 reflect the effects of certain minimum state tax requirements, partially offset by allowable federal tax credits. See Note 15 of the Notes to Consolidated Financial Statements, included elsewhere in this report, for the reconciliation of the statutory federal income tax rate to our effective tax rate.

Net Loss.    Net loss for fiscal 2008 was $(1.4) million, or $(0.23) per share (diluted), compared to net loss of $(0.4) million for fiscal 2007, or $(0.07) per share (diluted). Before the restructuring and other charges, and loss on extinguishment of debt in fiscal 2008, and the loss on extinguishment of debt in fiscal 2007, net income for fiscal 2008 was $0.9 million, or $0.14 per share (diluted), compared to net income of $5.4 million for fiscal 2007, or $0.87 per share (diluted).

The average diluted shares outstanding of 5,924,000 shares for fiscal 2008 was 2.1% higher than the 5,802,000 shares outstanding for fiscal 2007. The increase in average diluted shares outstanding reflects higher shares outstanding in fiscal 2008 compared to fiscal 2007, as a result of stock option exercises and vesting of restricted stock awards.

Following is a reconciliation of net loss and net loss per share (diluted) to net income before restructuring and other charges, and loss on extinguishment of debt, and net income per share before restructuring and other charges, and loss on extinguishment of debt (diluted) for the years ended September 30, 2008 and 2007 (in thousands, except per share amounts):

	Year Ended September 30, 2008			Year Ended September 30, 2007
	Net Income (Loss)	Shares	Diluted EPS	Net Income (Loss)	Shares	Diluted EPS
As reported	$(1,389)	5,924	$(0.23)	$(393)	5,802	$(0.07)
Restructuring and other charges, net of tax	2,171	—		—	—
Loss on extinguishment of debt, net of tax	61	—		5,748	—
Incremental shares from the assumed lapse of restrictions on restricted stock awards	—	22		—	36
Incremental shares from the assumed exercise of outstanding stock options	—	102		—	297

As adjusted before restructuring and other charges, and loss on extinguishment of debt	$843	6,048	$0.14	$5,355	6,135	$0.87

Liquidity and Capital Resources

Our cash needs have primarily been for: (i) debt service, including prepayments, (ii) capital expenditures, including leasehold improvements, fixtures and equipment for new stores, store relocations and expansions of our existing stores, as well as improvements and new equipment for our distribution and corporate facilities and information systems, and (iii) working capital, including inventory to support our business. We have historically financed these capital requirements from cash flows from operations, borrowings under our credit facilities or available cash balances.

Cash and cash equivalents increased by $8.5 million during fiscal 2009 compared to an increase of $2.0 million during fiscal 2008.

Cash provided by operations of $42.5 million for fiscal 2009 increased by $14.7 million from $27.8 million for fiscal 2008. This increase in cash provided by operations versus the prior year was primarily the result of the net income before non-cash goodwill impairment charges in fiscal 2009 as compared with a net loss in fiscal 2008, and to a lesser extent, working capital changes that provided more cash in fiscal 2009 compared to fiscal 2008. The working capital changes were primarily (i) a slight increase in accounts payable, accrued expenses and other current and non-current liabilities in fiscal 2009 compared to a significant decrease in fiscal 2008, and (ii) a decrease in other current assets in fiscal 2009, which primarily reflected the receipt of a $1.5 million federal income tax refund, partially offset by (iii) a slight decrease in trade accounts receivable in fiscal 2009 compared to a much larger decrease in fiscal 2008, and (iv) a smaller decrease in inventories in fiscal 2009 compared to the fiscal 2008 decrease.

During fiscal 2009 we used cash provided by operations primarily to fund repayments of long-term debt and to pay for capital expenditures. Our repayments of long-term debt in fiscal 2009 consisted predominately of $20.0 million of prepayments of our Term Loan, including a $0.6 million prepayment required under the annual excess cash flow provision of the Term Loan. For fiscal 2009 we spent $12.6 million on capital expenditures, including $9.5 million for leasehold improvements, fixtures and equipment principally for new store facilities, as well as improvements to existing stores, and $3.1 million for our information systems and distribution and corporate facilities.

Cash provided by operations of $27.8 million for fiscal 2008 increased by $0.4 million from $27.4 million for fiscal 2007. This increase in cash provided by operations versus the prior year was primarily the result of working capital changes that provided more cash in fiscal 2008 compared to 2007, primarily due to a decrease in inventories in fiscal 2008, partially offset by the larger net loss and smaller loss on extinguishment of debt in fiscal 2008 compared to fiscal 2007. Total inventories as of September 30, 2008 were $88.1 million, a decrease of $12.4 million or 12.4% below the $100.5 million inventories balance as of September 30, 2007.

During fiscal 2008 we used the majority of our cash provided by operations to pay for capital expenditures. For fiscal 2008 we spent $15.7 million in capital expenditures, including $12.3 million for leasehold improvements, fixtures and equipment principally for new store facilities, as well as improvements to existing stores, and $3.4 million for our information systems and distribution and corporate facilities. We funded repayments of long-term debt in fiscal 2008, consisting predominately of $13.0 million of prepayments of our Term Loan, by using the remaining cash provided by operations and the cash received from the Grantor Trust related to amendments to certain supplemental executive retirement agreements (as described later in this section).

On December 8, 2006, we completed the repurchase of $25.0 million principal amount of our Senior Notes at 105.625% of the principal amount, plus accrued and unpaid interest. On April 18, 2007, we completed the redemption of the remaining $90.0 million principal amount of our outstanding Senior Notes through our Term Loan financing. The December 2006 and April 2007 redemptions of the Senior Notes, which were both at a price of 105.625% of principal amount, plus accrued interest, resulted in “loss on extinguishment of debt” of $9.4 million on a pretax basis, consisting of the $6.5 million cash redemption premium and $2.9 million of non-cash expense from the write-off of unamortized deferred financing costs and debt issuance costs.

We have in place an agreement for a senior secured Term Loan B (the “Term Loan Agreement”), which matures on March 13, 2013, the proceeds of which were used to redeem the Senior Notes. The interest rate on the Term Loan is equal to, at our election, either (i) the prime rate plus 1.00%, or (ii) a LIBOR rate plus the applicable margin. The applicable margin for LIBOR rate borrowings is either 2.25% or 2.50%, depending on our Consolidated Leverage Ratio (as defined). Based upon our applicable quarterly Consolidated Leverage Ratio during fiscal 2009, the applicable margin for LIBOR rate borrowings remained at 2.50% for fiscal 2009 and the first quarter of fiscal 2010. Based upon our Consolidated Leverage Ratio as of September 30, 2009, the applicable margin for LIBOR rate borrowings will be 2.25% effective for the second quarter of fiscal 2010. We are required to make minimum repayments of the principal amount of the Term Loan in quarterly installments of $225,000 each. We are also required to make an annual principal repayment equal to 25% or 50% of Excess Cash Flow (as defined) in excess of $5.0 million for each fiscal year, with the 25% or 50% factor depending on our Consolidated Leverage Ratio. The effect of any non-cash goodwill impairment charges is excluded from the calculation of Excess Cash Flow under our Term Loan Agreement. The required principal repayment for fiscal 2009, which was calculated based on the 25% factor, is $5.8 million and is due in December 2009. The required principal repayment for fiscal 2008, which was calculated based on the 50% factor, was $0.6 million and was paid in December 2008. Additionally, the Term Loan can be prepaid at our option, in part or in whole, at any time without any prepayment premium or penalty. For fiscal 2009 we made the following prepayments: $10.0 million in the first quarter, including the $0.6 million prepayment required under the annual excess cash flow provision of the Term Loan, $5.0 million in the third quarter and $5.0 million in the fourth quarter. For fiscal 2008 we made the following prepayments: $5.0 million in the second quarter and $8.0 million in the third quarter. At September 30, 2009, our indebtedness under the Term Loan Agreement was $54.8 million.

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

In order to mitigate our floating rate interest risk on the variable rate Term Loan, we entered into an interest rate swap agreement with the Agent bank for the Term Loan that commenced on April 18, 2007, the date the Term Loan proceeds were received, and expires on April 18, 2012. The interest rate swap agreement enables us to effectively convert an amount of the Term Loan equal to the notional amount of the interest rate swap from a floating interest rate of LIBOR plus 2.50% (subject to reduction to LIBOR plus 2.25% if we achieve a specified leverage ratio), to a fixed interest rate of 7.50% (subject to reduction to 7.25% if we achieve a specified leverage ratio) for the significant majority of the Term Loan. The notional amount of the interest rate swap was $75.0 million at the inception of the swap agreement and decreases over time to a notional amount of $5.0 million at the expiration date. The notional amount of the swap was $42.5 million as of September 30, 2009 and over the next eighteen months decreases as follows: to $35.0 million starting October 19, 2009; to $27.5 million starting April 19, 2010; and to $20.0 million starting October 18, 2010.

We also have in place a $65.0 million revolving credit facility (the “Credit Facility”), which matures on March 13, 2012. There are no financial covenant requirements under the Credit Facility provided that Excess Availability (as defined) does not fall below 10% of the Borrowing Base (as defined). If Excess Availability were to fall below 10% of the Borrowing Base, we would be required to meet a specified minimum Fixed Charge Coverage Ratio (as defined). During all of fiscal 2009 and fiscal 2008, we exceeded the minimum requirements for Excess Availability under the Credit Facility.

As of September 30, 2009, we had no outstanding borrowings under the Credit Facility and $11.5 million in letters of credit, with $36.0 million of availability under our credit line based on our Borrowing Base formula, compared to no outstanding borrowings and $10.6 million in letters of credit, with $45.9 million of availability under our credit line as of September 30, 2008. Borrowings under the Credit Facility as of September 30, 2009 would have borne interest at a rate of between approximately 1.25% and 3.25% per annum. During fiscal 2009 and 2008, our average level of direct borrowings under the Credit Facility was $0.2 million and $5.2 million, respectively. We expect that we will have borrowings under our Credit Facility during certain periods of fiscal 2010, reflecting seasonal and other timing variations in cash flow.

In March 2007, we entered into Supplemental Executive Retirement Agreements (the “SERP Agreements”) with our Chairman of the Board and Former CEO and our President and Chief Creative Officer (the “SERP Executives”). In April 2007, we made an initial required contribution of $2.7 million to a Grantor Trust, which was established for the purpose of accumulating assets in anticipation of our payment obligations under the SERP Agreements. In November 2007, we made an additional required contribution to the Grantor Trust of $1.2 million. In order to impact positively our ability to comply with the Consolidated Leverage Ratio covenant of our Term Loan Agreement at March 31, 2008, with the consent of the SERP Executives we withdrew $1.0 million from the Grantor Trust on March 28, 2008. The withdrawn funds were used to repay indebtedness under our credit facility. On May 20, 2008, we entered into (i) a Letter Agreement with the SERP Executives and the trustee for the Grantor Trust (the “Trustee”) and (ii) an amendment to the Grantor Trust agreement with the Trustee (collectively, the “Agreements”). The Agreements amended the SERP Agreements and the Grantor Trust agreement to provide for us to deliver an irrevocable standby letter of credit to the Trustee in an amount equal to our then current funding obligation under the SERP Agreements, which was $3.9 million. As provided in the Agreements, in the third quarter of fiscal 2008 we received a distribution of the remaining assets held in the Grantor Trust amounting to $2.8 million. The amendments affected by the Agreements also allow for the issuance, from time to time, of irrevocable standby letters of credit, or the increase of size of an irrevocable standby letter of credit already held by the Trustee, in lieu of any deposit to the Grantor Trust otherwise required in the future. In addition, the Agreements permit us, from time to time at our sole discretion, to reduce the size of any irrevocable standby letter of credit issued to the Trustee, so long as we simultaneously fund the Grantor Trust with an amount of cash equal to the amount of the reduction of the letter of credit. In October 2008, we increased the irrevocable standby letter of credit issued to the Trustee to a total of $6.8 million, in lieu of deposits to the Grantor Trust, in connection with additional vesting of the SERP Executives’ benefits. In April and July 2009, we reduced the irrevocable standby letter of credit by $1.0 million and $0.6 million, respectively, to a total of $5.2 million as of September 30, 2009, in connection with corresponding SERP benefit payments made in April and July 2009. In November 2009, we increased the irrevocable standby letter of credit by $0.7 million to a total of $5.9 million, in connection with additional vesting of the SERP Executives’ benefits.

Our management believes that our current cash and working capital positions, expected operating cash flows and available borrowing capacity under our Credit Facility, will be sufficient to fund our working capital, capital expenditures and debt repayment requirements and to fund stock repurchases and/or debt repayments, if any, for at least the next twelve months.

Contractual Obligations and Commercial Commitments

We have entered into agreements that create contractual obligations and commercial commitments. These obligations and commitments will have an impact on future liquidity and the availability of capital resources. The tables below set forth a summary of these obligations and commitments as of September 30, 2009 (in thousands):

Contractual Obligations:

Description	Total Obligations (1)	Payments Due by Period
		Less Than One Year	One to Three Years	Three to Five Years	After Five Years
Long-term debt	$57,409	$7,013	$2,281	$46,675	$1,440
Interest related to long-term debt (2)	7,320	2,913	3,501	616	290
Operating leases (3)	232,186	52,689	86,950	54,811	37,736
Purchase obligations (4)	90,897	90,897	—	—	—

Total contractual cash obligations	$387,812	$153,512	$92,732	$102,102	$39,466

(1)	The amounts in this table exclude obligations under employment and retirement agreements. For a discussion of the compensation of our executive officers, see the information contained under the caption “Executive Compensation” in our proxy statement, which will be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders scheduled to be held on January 22, 2010.

(2)	Interest costs on our floating rate long-term debt were estimated using the interest rates in effect as of September 30, 2009. This presentation of interest costs on our floating rate long-term debt includes the effect of our interest rate swap agreement further described above in “Liquidity and Capital Resources.”

(3)	Includes store operating leases, which generally provide for payment of direct operating costs in addition to rent. The amounts reflected include future minimum lease payments and exclude such direct operating costs.

(4)	Our purchase orders with contract manufacturers are cancelable by us at any time prior to our acceptance of the merchandise. Excludes purchase orders for supplies in the normal course of business.

Commercial Commitments:

Description	Total Obligations	Amount of Commitment Per Period
		Less Than One Year	One to Three Years	Three to Five Years	After Five Years
Credit facility (1)	$11,545	$11,545	$—	$—	$—
Other standby letters of credit	—	—	—	—	—

Total commercial commitments	$11,545	$11,545	$—	$—	$—

(1)	Consists of outstanding letter of credit commitments under our credit facility.

New Accounting Pronouncements

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles. SFAS No. 168 establishes the FASB Accounting Standards Codification (“ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied to nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”). Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. SFAS No. 168 and the ASC are not intended to change GAAP and the adoption of SFAS No. 168 did not have any impact on the Company’s consolidated financial position or results of operations but does change the way specific accounting standards are referenced.

In June 2008, the FASB issued Staff Position (“FSP”) EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. FSP EITF 03-6-1 provides guidance for the calculation of earnings per share under FASB ASC 260, Earnings Per Share, for share-based payment awards with rights to dividends or dividend equivalents. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. The adoption of this guidance will not have any impact on our consolidated financial position, results of operations or reported earnings per share.

Inflation

We do not believe that the relatively moderate levels of inflation which have been experienced in the United States in recent years have had a significant effect on our net sales or profitability. However, there can be no assurance that our business will not be affected by inflation in the future.

Forward-Looking Statements

Some of the information in this report, including the information incorporated by reference (as well as information included in oral statements or other written statements made or to be made by us), contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements involve a number of risks and uncertainties. A number of factors could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, but are not limited to: the impact of the current global economic slowdown on the retail industry in general and on apparel purchases in particular, our ability to successfully manage various business initiatives, our ability to successfully implement our merchandise brand and retail nameplate restructuring, the success of our international expansion, our ability to successfully manage and retain our leased department and licensed relationships and marketing partnerships, future sales trends in our existing store base, unusual weather patterns, changes in consumer spending patterns, raw material price increases, overall economic conditions and other factors affecting consumer confidence, demographics and other macroeconomic factors that may impact the level of spending for maternity apparel, expense savings initiatives, our ability to anticipate and respond to fashion trends and consumer preferences, anticipated fluctuations in our operating results, the impact of competition and fluctuations in the price, availability and quality of raw materials and contracted products, availability of suitable store locations, continued availability of capital and financing, goodwill impairment charges, our ability to hire and develop senior management and sales associates, our ability to develop and source merchandise, our ability to receive production from foreign sources on a timely basis, potential stock repurchases, potential debt prepayments, changes in market interest rates, war or acts of terrorism and other factors referenced in this report, including those set forth under the caption “Item 1A. Risk Factors.”

In addition, these forward-looking statements necessarily depend upon assumptions, estimates and dates that may be incorrect or imprecise and involve known and unknown risks, uncertainties and other factors. Accordingly, any forward-looking statements included in this report do not purport to be predictions of future events or circumstances and may not be realized. Forward-looking statements can be identified by, among other things, the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “pro forma,” “anticipates,” “intends,” “continues,” “could,” “estimates,” “plans,” “potential,” “predicts,” “goal,” “objective,” or the negative of any of these terms, or comparable terminology, or by discussions of our outlook, plans, goals, strategy or intentions. Forward-looking statements speak only as of the date made. Except as required by applicable law, including the securities laws of the United States and the rules and regulations of the SEC, we assume no obligation to update any of these forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting these forward-looking statements.

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

As of September 30, 2009, we had cash and cash equivalents of $20.6 million. Our cash equivalents consist of money market accounts that bear interest at variable rates. A change in market interest rates earned on our investments impacts the interest income and cash flows, but does not materially impact the fair market value of the financial instruments. Due to the average maturity and conservative nature of our investment portfolio, we believe a sudden change in interest rates would not have a material effect on the value of our investment portfolio. The impact on our future interest income resulting from changes in investment yields will depend largely on the gross amount of our investment portfolio at that time. However, based upon the conservative nature of our investment portfolio and current experience, we do not believe a decrease in investment yields would have a material negative effect on our interest income.

As of September 30, 2009, the principal components of our debt portfolio were the $54.8 million Term Loan and the $65.0 million Credit Facility, both of which are denominated in United States dollars.

Our Credit Facility carries a variable interest rate that is tied to market indices. As of September 30, 2009, we had no direct borrowings and $11.5 million of letters of credit outstanding under our Credit Facility. Borrowings under the Credit Facility would have resulted in interest at a rate between approximately 1.25% and 3.25% per annum as of September 30, 2009. Any future borrowings under the Credit Facility would, to the extent of outstanding borrowings, be affected by changes in market interest rates. A change in market interest rates on the variable rate portion of the debt portfolio impacts the interest expense incurred and cash flows.

The Term Loan carries a variable interest rate that is tied to market indices. The sensitivity analysis as it relates to this portion of our debt portfolio assumes an instantaneous 100 basis point move in interest rates from their levels as of September 30, 2009, with all other variables held constant. The principal amount of the Term Loan was $54.8 million as of September 30, 2009. A 100 basis point increase in market interest rates would result in additional annual interest expense on the Term Loan of approximately $0.5 million. A 100 basis point decline in market interest rates would correspondingly lower our annual interest expense on the Term Loan by approximately $0.5 million.

In order to mitigate our floating rate interest risk on the variable rate Term Loan, we entered into an interest rate swap agreement with the Agent bank for the Term Loan that commenced on April 18, 2007. The interest rate swap agreement enables us to effectively convert an amount of the Term Loan equal to the notional amount of the interest rate swap from a floating interest rate (LIBOR plus 2.50%, subject to reduction to LIBOR plus 2.25% if we achieve a specified leverage ratio), to a fixed interest rate (7.50%, subject to reduction to 7.25% if we achieve a specified leverage ratio). The notional amount of the interest rate swap was $75.0 million at inception of the swap agreement and decreases over time to a notional amount of $5.0 million at the expiration date. The notional amount of the swap was $42.5 million as of September 30, 2009 and over the next twelve months decreases as follows: to $35.0 million starting October 19, 2009; and to $27.5 million starting April 19, 2010. Based on the scheduled swap notional amount during the next 12 months of the swap agreement, a 100 basis point increase in market interest rates would result in interest expense savings for the year of approximately $0.3 million related to the swap agreement. A 100 basis point decline in market interest rates would correspondingly increase our interest expense for the year by approximately $0.3 million related to the swap agreement. Thus, a 100 basis point increase in market interest rates during the next 12 months of the swap agreement would result in additional interest expense for the year of approximately $0.2 million on the Term Loan and swap agreement combined. A 100 basis point decline in market interest rates during the next 12 months of the swap agreement would correspondingly lower our interest expense for the year by approximately $0.2 million on the Term Loan and swap agreement combined.

Based on the limited other variable rate debt included in our debt portfolio as of September 30, 2009, a 100 basis point increase in interest rates would result in additional interest incurred for the year of less than

$0.1 million. A 100 basis point decrease in interest rates would correspondingly lower our interest expense for the year by less than $0.1 million.

Other than as described above, we do not believe that the market risk exposure on other financial instruments is material.

Item 8.	Financial Statements and Supplementary Data

Our Consolidated Financial Statements appear on pages F-1 through F-34, as set forth in Item 15.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to our management on a timely basis to allow decisions regarding required disclosure. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2009, these controls and procedures were effective.

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

Management assessed the Company’s internal control over financial reporting as of September 30, 2009, the end of the Company’s fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and the Company’s overall control environment.

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

KPMG LLP independently assessed the effectiveness of the Company’s internal control over financial reporting. KPMG LLP has issued an attestation report, which is included below.

(b)    Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Destination Maternity Corporation:

We have audited Destination Maternity Corporation’s (formerly Mothers Work, Inc.’s) internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Destination Maternity Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting presented above. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Destination Maternity Corporation maintained, in all material respects, effective internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Destination Maternity Corporation and subsidiaries as of September 30, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss and cash flows for each of the years in the three-year period ended September 30, 2009 and the related financial statement schedule, and our report dated December 14, 2009 expressed an unqualified opinion on those consolidated financial statements and the related financial statement schedule.

/s/ KPMG LLP

Philadelphia, Pennsylvania

December 14, 2009

(c)    Change in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting identified in connection with management’s evaluation that occurred during the last fiscal quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance

Information concerning directors and corporate governance, appearing under the captions “Corporate Governance,” “Election of Directors (Proposal 1)” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement, is incorporated herein by reference in response to this Item 10. Information concerning executive officers, appearing under the caption “Item 1. Business—Executive Officers of the Company” in Part I of this Form 10-K, is incorporated herein by reference in response to this Item 10.

The Board of Directors has adopted a Code of Business Conduct and Ethics, which can be found on the Company’s corporate website at investor.destinationmaternity.com. We intend to satisfy the amendment and waiver disclosure requirements under applicable securities regulations by posting any amendments of, or waivers to, the Code of Business Conduct and Ethics on our website.

Item 11.	Executive Compensation

The information contained in the Proxy Statement from the sections titled “Compensation Discussion and Analysis,” “Reports of Committees of the Board of Directors” and “Executive Compensation” with respect to executive compensation, and in the section titled “Compensation of Directors” with respect to director compensation, is incorporated herein by reference in response to this Item 11.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained in the section titled “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement, with respect to security ownership of certain beneficial owners and management, and in the section titled “Securities Authorized for Issuance Under Equity Compensation Plans,” with respect to securities authorized for issuance under equity compensation plans, is incorporated herein by reference in response to this Item 12.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information contained in the sections titled “Corporate Governance” and “Election of Directors (Proposal 1)” in the Proxy Statement with respect to certain relationships and director independence, is incorporated herein by reference in response to this Item 13.

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

(3)	Exhibits

See following Index of Exhibits.

INDEX OF EXHIBITS

Exhibit No.	Description

*3.1	Restated Certificate of Incorporation of the Company (Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2008).

*3.2	By-Laws of the Company (to become effective at the 2010 Annual Meeting of Stockholders) (Exhibit 3.2 to the Company’s Current Report on Form 8-K dated November 4, 2009 (the “November 4, 2009 Form 8-K”).

*4.1	Specimen certificate representing shares of the Company’s common stock with legend regarding Preferred Stock Purchase Rights (Exhibit 4.2 to the Company’s Current Report on Form 8-K dated October 12, 1995).

*4.2	Amended and Restated Rights Agreement, dated as of October 9, 2005, between the Company and StockTrans, Inc., which includes the Form of Series B Rights Certificate, the Certificate of Designation of the voting powers, designations, preferences, and relative, participating, optional or other special rights and qualifications, limitations and restrictions of the Series B Junior Participating Preferred Stock, and a Summary of Rights to Purchase Preferred Stock attached thereto as Exhibits A, B and C respectively (Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 9, 2005).

†*10.1	1994 Director Stock Option Plan (Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1994).

*10.2	Loan Agreement dated September 1, 1995 between Philadelphia Authority For Industrial Development (“PAID”) and the Company (Exhibit 10.26 to the Company’s Registration Statement on Form S-1, Registration No. 33-97318, dated October 26, 1995 (the “1995 Registration Statement”)).

*10.3	Indenture of Trust dated September 1, 1995 between PAID and Society National Bank (Exhibit 10.29 to the Company’s 1995 Registration Statement).

*10.4	Variable/Fixed Rate Federally Taxable Economic Development Bond (Mothers Work, Inc.), Series of 1995, in the aggregate principal amount of $4,000,000 (Exhibit 10.30 to the Company’s 1995 Registration Statement).

*10.5	Note dated as of February 14, 1996 from the Company to PIDC Local Development Corporation (Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1996).

†*10.6	1987 Stock Option Plan (as amended and restated) (Exhibit 4.1 to the Company’s Registration Statement on Form S-8, Registration No. 333-59529, dated July 21, 1998).

†*10.7	Amendment to the Company’s 1987 Stock Option Plan, as amended and restated, effective as of November 13, 2002 (Exhibit 10.25 to the Company’s Form 10-Q for the quarter ended March 31, 2003).

†*10.8	Form of Non-Qualified Stock Option Agreement under the Company’s 1987 Stock Option Plan (Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2004 (the “2004 Form 10-K”)).

†*10.9	Form of Non-Qualified Stock Option Agreement under the Company’s 1994 Director Stock Option Plan (Exhibit 10.19 to the 2004 Form 10-K).

†*10.10	Description of the Company’s Non-Employee Directors Compensation Policy (See “Compensation of Directors” in Company’s 2007 Fiscal Year Proxy Statement filed December 15, 2006).

†*10.11	Form of Waiver of Rights Under Company’s 1987 Stock Option Plan and 1994 Director Stock Option Plan executed by each of the Company’s Non-Management Directors (Exhibit 10.21 to the Company’s Current Report on Form 8-K dated December 29, 2005 (the “December 29, 2005 Form 8-K”)).

Exhibit No.	Description

†*10.12	Form of Waiver of Rights Under Company’s 1987 Stock Option Plan executed by certain of the Company’s executive officers (Exhibit 10.22 to the December 29, 2005 Form 8-K).

†*10.13	Form of Restricted Stock Award Agreement under the Company’s 2005 Equity Incentive Plan (Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2006 (the “2006 Form 10-K”)).

†*10.14	Form of Non-Qualified Stock Option Agreement under the Company’s 2005 Equity Incentive Plan (Exhibit 10.29 to the 2006 Form 10-K).

†*10.15	Management Incentive Program (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 19, 2006).

†*10.16	Second Amended and Restated Employment Agreement dated as of March 2, 2007, between Rebecca C. Matthias and the Company (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 8, 2007 (the “March 8, 2007 Form 8-K”)).

†*10.17	Second Amended and Restated Employment Agreement dated March 2, 2007, between Dan W. Matthias and the Company (Exhibit 10.2 to the March 8, 2007 Form 8-K).

†*10.18	Supplemental Retirement Agreement dated as of March 2, 2007, between the Company and Rebecca C. Matthias (Exhibit 10.3 to the March 8, 2007 Form 8-K).

†*10.19	Supplemental Retirement Agreement dated as of March 2, 2007, between the Company and Dan W. Matthias (Exhibit 10.4 to the March 8, 2007 Form 8-K).

*10.20	Term Loan and Security Agreement, dated March 13, 2007, among the Company and Cave Springs, Inc., each as a Borrower, and Mothers Work Canada, Inc., as a Guarantor, and Bank of America, N.A, as Term Administrative Agent and Term Collateral Agent, and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Runner (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 15, 2007 (the “March 15, 2007 Form 8-K”)).

*10.21	Second Amended and Restated Loan and Security Agreement, dated March 13, 2007, among the Company and Cave Springs, Inc., each as a Borrower, and Mothers Work Canada, Inc., as a Guarantor, and Bank of America, N.A, as the Lender (Exhibit 10.2 to the March 15, 2007 Form 8-K).

†*10.22	Second Amended and Restated Employment Agreement dated May 15, 2007 between Edward M. Krell and the Company (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 21, 2007).

†*10.23	Amended and Restated 2005 Equity Incentive Plan (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 23, 2009).

†*10.24	Letter dated January 18, 2008, between the Company and Lisa Hendrickson (Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 22, 2008 Form 8-K (the “January 22, 2008 Form 8-K”).

†*10.25	Employment Agreement dated January 18, 2008 between the Company and Lisa Hendrickson (Exhibit 10.3 to the January 22, 2008 Form 8-K).

*10.26	Confidentiality Agreement dated March 10, 2008, by and among the Company, Crescendo Partners II, L.P., Series K, Crescendo Investments II, LLC, Crescendo Partners III, L.P., and Crescendo Investments III, LLC. (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 10, 2008).

†*10.27	Letter Agreement dated March 28, 2008, between the Company and Dan W. Matthias and Rebecca C. Matthias (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 28, 2008).

Exhibit No.	Description

†*10.28	Letter Agreement dated May 20, 2008, between the Company and Dan W. Matthias and Rebecca C. Matthias (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 20, 2008).

†*10.29	Employment Agreement dated July 23, 2008 between the Company and Judd P. Tirnauer (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 21, 2008 (the “July 21, 2008 Form 8-K”)).

†*10.30	Restrictive Covenant Agreement with Judd P. Tirnauer dated July 23, 2008 (Exhibit 10.2 to the July 21, 2008 Form 8-K).

†*10.31	Restricted Stock Award Agreement with Judd P. Tirnauer dated July 23, 2008 (Exhibit 10.3 to the July 21, 2008 Form 8-K).

†*10.32	Amendment to Second Amended and Restated Employment Agreement dated September 26, 2008 between Edward M. Krell and the Company (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 26, 2008 (the “September 26, 2008 Form 8-K”)).

†*10.33	Transition Agreement dated September 26, 2008 between Dan W. Matthias and the Company (Exhibit 10.2 to the September 26, 2008 Form 8-K).

†*10.34	Amendment to Second Amended and Restated Employment Agreement dated December 18, 2008, between Rebecca C. Matthias and the Company (Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008).

†*10.35	Letter Agreement dated November 6, 2009, between Dan W. Matthias and the Company (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 4, 2009 (the “November 4, 2009 Form 8-K”)).

*10.36	Letter Agreement dated November 6, 2009, by and among the Company, Crescendo Partners II, L.P., Series K, Crescendo Investments II, LLC, Crescendo Partners III, L.P., and Crescendo Investments III, LLC. (Exhibit 10.2 to the November 4, 2009 Form 8-K).

†*10.37	Transition Agreement dated November 6, 2009, between Rebecca C. Matthias and the Company (Exhibit 10.3 to the November 4, 2009 Form 8-K).

21	Subsidiaries of the Company.

23	Consent of KPMG LLP.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Senior Vice President & Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Senior Vice President & Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference.

†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Philadelphia, Commonwealth of Pennsylvania, on December 14, 2009.

DESTINATION MATERNITY CORPORATION

By:	/S/ EDWARD M. KRELL
Edward M. Krell
Chief Executive Officer (Principal Executive Officer)

By:	/S/ JUDD P. TIRNAUER
Judd P. Tirnauer
Senior Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on December 14, 2009, in the capacities indicated:

/S/ EDWARD M. KRELL Edward M. Krell	Chief Executive Officer and Director (Principal Executive Officer)

/S/ REBECCA C. MATTHIAS Rebecca C. Matthias	President, Chief Creative Officer and Director

/S/ JUDD P. TIRNAUER Judd P. Tirnauer	Senior Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)

/S/ DAN W. MATTHIAS Dan W. Matthias	Director (Chairman of the Board)

/S/ ARNAUD AJDLER Arnaud Ajdler	Director

/S/ JOSEPH A. GOLDBLUM	Director
Joseph A. Goldblum

/S/ ELAM M. HITCHNER, III Elam M. Hitchner, III	Director

/S/ ANNE T. KAVANAGH Anne T. Kavanagh	Director

/S/ MELISSA PAYNER-GREGOR Melissa Payner-Gregor	Director

/S/ DAVID SCHLESSINGER	Director
David Schlessinger

/S/ WILLIAM A. SCHWARTZ, JR.	Director
William A. Schwartz, Jr.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Destination Maternity Corporation:

We have audited the accompanying consolidated balance sheets of Destination Maternity Corporation (formerly Mothers Work, Inc.) and subsidiaries as of September 30, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss and cash flows for each of the years in the three-year period ended September 30, 2009. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule, Valuation and Qualifying Accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Destination Maternity Corporation and subsidiaries as of September 30, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2009, in conformity with U.S generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Destination Maternity Corporation’s internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 14, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania

December 14, 2009

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$20,626	$12,148
Trade receivables	6,529	7,085
Inventories	78,872	88,056
Deferred income taxes	6,035	8,154
Prepaid expenses and other current assets	3,857	6,777

Total current assets	115,919	122,220

Property, plant and equipment, net	62,852	66,098
Assets held for sale	—	207
Other assets:
Goodwill	—	50,389
Deferred financing costs, net of accumulated amortization of $547 and $358	585	929
Other intangible assets, net of accumulated amortization of $2,096 and $2,105	924	695
Deferred income taxes	15,413	15,411
Other non-current assets	314	299

Total other assets	17,236	67,723

Total assets	$196,007	$256,248

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit borrowings	$—	$—
Current portion of long-term debt	7,013	1,860
Accounts payable	16,316	20,937
Accrued expenses and other current liabilities	42,010	37,806

Total current liabilities	65,339	60,603
Long-term debt	50,396	76,786
Deferred rent and other non-current liabilities	30,472	29,391

Total liabilities	146,207	166,780

Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, 1,656,381 shares authorized
Series B junior participating preferred stock, $.01 par value; 300,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value; 20,000,000 shares authorized, 6,111,669 and 6,070,813 shares issued and outstanding, respectively	61	61
Additional paid-in capital	84,557	83,274
Retained earnings (accumulated deficit)	(33,177)	7,505
Accumulated other comprehensive loss	(1,641)	(1,372)

Total stockholders’ equity	49,800	89,468

Total liabilities and stockholders’ equity	$196,007	$256,248

The accompanying notes are an integral part of these Consolidated Financial Statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended September 30,
	2009	2008	2007
Net sales	$531,251	$564,602	$581,371
Cost of goods sold	248,476	281,561	281,155

Gross profit	282,775	283,041	300,216
Selling, general and administrative expenses	259,552	271,592	279,719
Store closing, asset impairment and asset disposal expenses	536	2,916	1,788
Restructuring and other charges	1,557	3,461	—
Goodwill impairment expense	50,389	—	—

Operating income (loss)	(29,259)	5,072	18,709
Interest expense, net	4,720	6,974	9,848
Loss on extinguishment of debt	123	97	9,423

Loss before income taxes	(34,102)	(1,999)	(562)
Income tax provision (benefit)	6,580	(610)	(169)

Net loss	$(40,682)	$(1,389)	$(393)

Net loss per share—Basic and diluted	$(6.79)	$(0.23)	$(0.07)

Average shares outstanding—Basic and diluted	5,992	5,924	5,802

The accompanying notes are an integral part of these Consolidated Financial Statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE LOSS

(in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss
	Number of Shares	Amount				Total	Comprehensive Loss
Balance as of September 30, 2006	5,624	$56	$71,431	$9,213	$—	$80,700
Net loss	—	—	—	(393)	—	(393)	$(393)
Initial prior service cost for retirement plans, net of tax	—	—	—	—	(1,202)	(1,202)	—
Amortization of prior service cost for retirement plans, net of tax	—	—	—	—	126	126	126
Change in fair value of interest rate swap, net of tax	—	—	—	—	(325)	(325)	(325)
Unrealized loss on investments, net of tax	—	—	—	—	(3)	(3)	(3)

Comprehensive loss							$(595)

Stock-based compensation	121	1	2,100	—	—	2,101
Exercise of stock options	218	3	3,734	—	—	3,737
Excess tax benefit from stock option exercises	—	—	2,360	—	—	2,360
Reclassification of equity award from liabilities	—	—	1,422	—	—	1,422

Balance as of September 30, 2007	5,963	60	81,047	8,820	(1,404)	88,523
Net loss	—	—	—	(1,389)	—	(1,389)	$(1,389)
Amortization of prior service cost for retirement plans, net of tax	—	—	—	—	192	192	192
Retirement plan amendment, net of tax	—	—	—	—	393	393	393
Change in fair value of interest rate swap, net of tax	—	—	—	—	(556)	(556)	(556)
Unrealized gain on investments, net of tax	—	—	—	—	3	3	3

Comprehensive loss							$(1,357)

Cumulative effect of adoption of accounting standard for uncertain income tax positions (Note 15)	—	—	—	74	—	74
Stock-based compensation	41	—	2,281	—	—	2,281
Exercise of stock options	74	1	691	—	—	692
Tax benefit shortfall from stock option exercises and restricted stock vesting	—	—	(627)	—	—	(627)
Repurchase and retirement of common shares	(7)	—	(118)	—	—	(118)

Balance as of September 30, 2008	6,071	$61	$83,274	$7,505	$(1,372)	$89,468

The accompanying notes are an integral part of these Consolidated Financial Statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE LOSS (Continued)

(in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss
	Number of Shares	Amount				Total	Comprehensive Loss
Balance as of September 30, 2008	6,071	$61	$83,274	$7,505	$(1,372)	$89,468
Net loss	—	—	—	(40,682)	—	(40,682)	$(40,682)
Amortization of prior service cost for retirement plans, net of tax	—	—	—	—	123	123	123
Change in fair value of interest rate swap, net of tax	—	—	—	—	(392)	(392)	(392)

Comprehensive loss							$(40,951)

Stock-based compensation	38	—	2,031	—	—	2,031
Exercise of stock options	5	—	55	—	—	55
Tax benefit shortfall from stock option exercises and restricted stock vesting	—	—	(789)	—	—	(789)
Repurchase and retirement of common shares	(2)	—	(14)	—	—	(14)

Balance as of September 30, 2009	6,112	$61	$84,557	$(33,177)	$(1,641)	$49,800

The accompanying notes are an integral part of these Consolidated Financial Statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended September 30,
	2009	2008	2007
Operating Activities
Net loss	$(40,682)	$(1,389)	$(393)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	14,982	15,974	16,410
Stock-based compensation expense	2,031	2,281	2,101
Loss on impairment of long-lived assets	667	1,628	1,781
Loss on impairment of goodwill	50,389	—	—
(Gain) loss on disposal of assets	(48)	546	(422)
Loss on extinguishment of debt	123	97	9,423
Accretion of discount on notes	—	—	89
Deferred income tax provision (benefit)	1,318	(969)	(3,067)
Amortization of deferred financing costs	221	246	437
Changes in assets and liabilities:
Decrease (increase) in:
Trade receivables	556	5,009	(463)
Inventories	9,184	12,429	(6,226)
Prepaid expenses and other current assets	2,920	(784)	1,788
Other non-current assets	(15)	247	(44)
Increase (decrease) in:
Accounts payable, accrued expenses and other current liabilities	769	(14,702)	7,389
Deferred rent and other non-current liabilities	110	7,209	(1,405)

Net cash provided by operating activities	42,525	27,822	27,398

Investing Activities
Purchase of short-term investments	—	—	(19,550)
Proceeds from sale of short-term investments	—	—	28,975
Withdrawal from (contribution to) grantor trust	—	2,684	(2,662)
Capital expenditures	(12,639)	(15,688)	(15,444)
Proceeds from sale of property, plant and equipment	—	—	85
Proceeds from sale of assets held for sale	526	—	493
Purchase of intangible assets	(342)	(343)	(9)

Net cash used in investing activities	(12,455)	(13,347)	(8,112)

Financing Activities
Increase (decrease) in cash overdrafts	(380)	1,524	(584)
Proceeds from issuance of long-term debt	—	—	90,000
Repayment of long-term debt	(21,237)	(14,534)	(116,039)
Premium on repurchase of long-term debt	—	—	(6,469)
Deferred financing costs	—	(21)	(1,065)
Repurchase of common stock	(14)	(118)	—
Payout of redeemed Series A preferred stock	(16)	—	—
Proceeds from exercise of stock options	55	692	3,737
Excess tax benefit from exercise of stock options	—	—	2,360

Net cash used in financing activities	(21,592)	(12,457)	(28,060)

Net Increase (Decrease) in Cash and Cash Equivalents	8,478	2,018	(8,774)
Cash and Cash Equivalents, Beginning of Year	12,148	10,130	18,904

Cash and Cash Equivalents, End of Year	$20,626	$12,148	$10,130

The accompanying notes are an integral part of these Consolidated Financial Statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS

Destination Maternity Corporation (formerly Mothers Work, Inc.) and subsidiaries (the “Company”) is a specialty designer and retailer of maternity clothing. On December 8, 2008, the Company changed its corporate name from “Mothers Work, Inc.” to “Destination Maternity Corporation.” The name change was accomplished through the merger of a newly-formed, wholly-owned subsidiary, DM Newco, Inc., into Mothers Work, Inc. The Company operated 1,084 retail locations as of September 30, 2009, including 724 stores and 360 leased departments, throughout the United States Puerto Rico, Guam and Canada and markets its maternity apparel on the Internet through its DestinationMaternity.com and brand-specific websites. In addition, the Company markets maternity apparel at Kohl’s® stores throughout the United States under an exclusive product and license agreement. The Company is expanding internationally and has entered into exclusive store franchise and product supply relationships in India and the Middle East. The Company was incorporated in Delaware in 1982.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its direct and indirect wholly-owned subsidiaries of Cave Springs, Inc., Mothers Work Canada, Inc., Maternity Factory Warehouse Centre, Inc. (a wholly-owned subsidiary of Mothers Work Canada, Inc.), Mothers Work Services, Inc., Destination Maternity Apparel Private Limited and Confecciones Acona S.A. All significant intercompany transactions and accounts have been eliminated in consolidation.

b. Fiscal Year-End

The Company operates on a fiscal year ending September 30 of each year. All references to fiscal years of the Company refer to the fiscal years ended on September 30 in those years. For example, the Company’s “fiscal 2009” ended on September 30, 2009.

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

d. Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash in the bank and short-term investments with an original maturity of three months or less when purchased. Cash overdrafts of $4,450,000 and $4,830,000 were included in accounts payable as of September 30, 2009 and 2008, respectively.

The Company maintains cash accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses from maintaining cash accounts in excess of such limits. Management believes that it is not exposed to any significant credit risks on its cash accounts.

e. Investments

The Company’s investments may be classified as either held-to-maturity or available-for-sale. Held-to-maturity securities are carried at amortized cost and represent those securities that the Company has both the intent and ability to hold to maturity. Available-for-sale securities are carried at fair value, and are classified

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

as such because these securities are not actively traded and do not meet the classification of held-to-maturity. Interest on investments, as well as amortization of discounts and premiums, is included in interest income. Unrealized gains and losses on available-for-sale securities are excluded from earnings and are reported as accumulated other comprehensive income (loss) until realized. When available-for-sale securities are sold, the cost of the securities is specifically identified and is used to determine the realized gain or loss.

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

During fiscal 2009, 2008 and 2007, the Company recorded impairment write-downs of property, plant and equipment totaling $665,000, $1,615,000 and $1,776,000, respectively, on a pretax basis.

h. Goodwill and Intangible Assets

Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations. Goodwill is reviewed for impairment at least annually or when events or changes in circumstances indicate the carrying value of the goodwill might exceed the fair value in accordance with applicable accounting standards. Management has determined that the Company has one reporting unit based on its reporting structure. The Company makes its annual assessment of impairment as of September 30 of each fiscal year. The fair value of the Company’s single reporting unit at each measurement date is determined based on a combination of the fair market value of the Company’s outstanding common stock on a control basis, a discounted cash flow analysis and other generally accepted valuation methodologies and, if necessary, with the assistance of an outside independent valuation specialist. As part of the Company’s impairment analysis as of September 30, 2008, an outside independent valuation was obtained and the fair value of the Company’s single reporting unit exceeded the carrying value. As a result of a substantial decrease in the market price of the Company’s common stock subsequent to September 30, 2008, reflecting deteriorating overall economic conditions and the very difficult equity market conditions, the Company reassessed the carrying value of its goodwill as of December 31, 2008, in accordance with interim period accounting requirements, and concluded that the goodwill was fully impaired.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Consequently, the Company recorded non-cash goodwill impairment charges of $50,389,000, on both a pretax and after tax basis, in fiscal 2009 (see Note 5).

Intangible assets with definite useful lives, which primarily consist of lease acquisition costs and patents, are amortized over the shorter of their useful life or, if applicable, the lease term. Management reviews the carrying amount of these intangible assets as impairment indicators arise, to assess the continued recoverability based on future undiscounted cash flows and operating results from the related asset, future asset utilization and changes in market conditions. During fiscal 2009, 2008 and 2007, the Company recorded write-downs of intangible assets totaling $2,000, $13,000 and $5,000, respectively, on a pretax basis. The Company has not identified any indefinite-lived intangible assets. Aggregate amortization expense of intangible assets in fiscal 2009, 2008 and 2007 was $109,000, $119,000 and $153,000, respectively.

Estimated amortization expense for the next five fiscal years is as follows (in thousands):

Fiscal Year
2010	$109
2011	96
2012	87
2013	80
2014	66

i. Interest Rate Derivatives

The Company mitigates a portion of its floating rate interest risk on variable rate long-term debt through an interest rate swap agreement. In accordance with applicable accounting standards for derivative instruments, the Company recognizes the derivative on the balance sheet at fair value. On the date the derivative instrument was entered into, the Company designated it as a hedge of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”). Changes in the fair value of a derivative that is designated as, and meets all the criteria for, a cash flow hedge are recorded in accumulated other comprehensive loss and reclassified into earnings as the underlying hedged item affects earnings. The Company formally documents the relationship between hedging instruments and hedged items. The Company also formally assesses at the inception of the hedge and on a quarterly basis, whether the derivative is highly effective in offsetting changes in cash flows of the hedged item. Any portion of the change in fair value of the derivative associated with hedge ineffectiveness is included in current earnings. As of September 30, 2009 and for the year then ended, the Company’s interest rate swap was determined to have no ineffectiveness.

j. Deferred Financing Costs

Deferred financing costs (see Note 10) are amortized to interest expense over the term of the related debt agreement. Amortization expense of deferred financing costs in fiscal 2009, 2008 and 2007 was $221,000, $246,000 and $437,000, respectively. In connection with debt extinguishments, in fiscal 2009, 2008 and 2007 the Company wrote off $123,000, $97,000 and $2,173,000 of unamortized deferred financing costs (see Note 10).

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Estimated amortization expense of deferred financing costs for the next five fiscal years is as follows (in thousands):

Fiscal Year
2010	$204
2011	203
2012	137
2013	41
2014	—

k. Deferred Rent

Rent expense on operating leases, including rent holidays and scheduled rent increases, is recorded on a straight-line basis over the term of the lease commencing on the date the Company takes possession of the leased property, which is generally four to six weeks prior to a store’s opening date. The net excess of rent expense over the actual cash paid has been recorded as a deferred rent liability in the accompanying Consolidated Balance Sheets. Tenant improvement allowances received from landlords are also included in the accompanying Consolidated Balance Sheets as deferred rent liabilities and are amortized as a reduction of rent expense over the term of the lease from the possession date.

l. Treasury (Reacquired) Shares

Shares repurchased are retired and treated as authorized but unissued shares, with the cost in excess of par value of the reacquired shares charged to additional paid-in capital and the par value charged to common stock.

m. Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, investments, trade receivables and accounts payable approximate fair value due to the short-term nature of those instruments. The majority of the Company’s long-term debt bears interest at variable rates, which adjust based on market conditions, and the carrying value of the long-term debt approximates fair value. The difference between the carrying value and fair value of long-term debt held by the Company with fixed rates of interest is not significant. A portion of the Company’s floating rate interest risk on variable rate long-term debt is mitigated through an interest rate swap agreement. As of September 30, 2009 and 2008, the estimated fair value of the interest rate swap was an unrealized loss of $(2,025,000) and $(1,404,000), respectively.

n. Revenue Recognition, Sales Returns and Allowances

Revenue is recognized at the point of sale for retail store sales, including leased department sales, or when merchandise is shipped to customers for licensed product and Internet sales, and when merchandise is shipped to the international franchisees. Allowances for returns are recorded as a reduction of revenue, based on the Company’s historical experience. Revenues are recorded net of applicable sales taxes.

o. Other Revenues

Included in net sales are revenues earned by the Company through a variety of marketing partnership programs utilizing the Company’s opt-in customer database and various in-store marketing initiatives, focused on baby and parent-related products and services. Also included in net sales are fees and royalties related to international franchise agreements. Franchise fees are earned by the Company when all material services or conditions related to the franchise agreement have been substantially performed or satisfied and royalties are earned based on net sales of the Company’s international franchisees and may include minimum guaranteed royalties.

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

q. Shipping and Handling Fees and Costs

The Company includes shipping and handling revenue earned from its e-commerce activities in net sales. Shipping and handling costs, which are included in cost of goods sold in the accompanying Consolidated Statements of Operations, include shipping supplies, related labor costs and third-party shipping costs.

r. Selling, General and Administrative Expenses

Selling, general and administrative expenses in the accompanying Consolidated Statements of Operations include: advertising and marketing expenses, corporate administrative expenses, store expenses (including store payroll and store occupancy expenses), and store opening expenses.

s. Advertising Costs

The Company expenses the costs of advertising when the advertising first occurs. Advertising expenses, including Internet advertising expenses, were $11,213,000, $12,697,000 and $11,938,000 in fiscal 2009, 2008 and 2007, respectively.

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

The Company adopted the provisions of the accounting standard for uncertain income tax positions effective as of October 1, 2007. Under this standard, recognition of a tax benefit occurs when a tax position is more-likely-than-not to be sustained upon examination, based solely on its technical merits. Derecognition of a previously recognized tax position would occur if it is subsequently determined that the tax position no longer meets the more-likely-than-not threshold of being sustained. The accounting standard also provided guidance on the measurement of uncertain income tax positions. The Company records interest and penalties related to unrecognized tax benefits in income tax provision (benefit).

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

v. Earnings (Loss) per Share

Basic earnings (loss) per share (“Basic EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding, excluding restricted stock awards for which the restrictions have not lapsed. Diluted earnings (loss) per share (“Diluted EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding, after giving effect to the potential dilution, if applicable, from the assumed lapse of restrictions on restricted stock awards and from the exercise of stock options into shares of common stock as if those stock options were exercised (see Note 14).

Options and restricted stock totaling 947,338, 1,039,866 and 962,220 shares of the Company’s common stock were outstanding as of September 30, 2009, 2008 and 2007, respectively, but were not included in the computation of Diluted EPS for fiscal 2009, 2008 and 2007, due to the Company’s net loss position. Had the Company reported a profit for fiscal 2009, 2008 and 2007, the average number of dilutive shares outstanding for computation of Diluted EPS would have been approximately 6,067,000, 6,048,000, and 6,135,000, respectively.

w. Statements of Cash Flows

In fiscal 2009, 2008 and 2007, the Company paid interest, including payments made on its interest rate swap agreement (see Note 10), of $4,809,000, $7,169,000 and $10,415,000, respectively, and made income tax payments, net of refunds, of $2,357,000, $552,000 and $(972,000), respectively.

x. Subsequent Events

The Company has evaluated subsequent events through December 14, 2009, the date these consolidated financial statements were issued.

y. Business and Credit Risk

Financial instruments, primarily cash and cash equivalents, investments and accounts receivable, potentially subject the Company to concentrations of credit risk. The Company limits its credit risk associated with cash and cash equivalents and investments by placing such investments in highly liquid funds and instruments. Receivables associated with third-party credit cards are processed by financial institutions, which are monitored for financial stability. The Company is dependent on key suppliers to provide sufficient quantities of inventory at competitive prices. No single supplier represented 10% or more of net purchases in fiscal 2009, 2008 or 2007. A significant majority of the Company’s purchases during fiscal 2009, 2008 and 2007 were imported. Management believes that any event causing a disruption of imports from any specific country could be partially mitigated by moving production to readily available alternative sources.

z. Insurance

The Company is self-insured for workers’ compensation and employee-related health care benefits, up to certain stop-loss limits. Such costs are accrued based on known claims and an estimate of incurred but not reported claims. Further, the Company utilizes a cooperative arrangement with a number of other companies to assist in managing certain workers’ compensation and general liability insurance risks. The Company’s expenses associated with this relationship could be impacted by the loss history associated with the cooperative as a whole. Liabilities associated with these risks are estimated by considering historical claims experience and other actuarial assumptions.

aa. Store Preopening Costs

Non-capital expenditures, such as payroll costs incurred prior to the opening of a new store, are charged to expense in the period in which they were incurred.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

bb. New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles. SFAS No. 168 establishes the FASB Accounting Standards Codification (“ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied to nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”). Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. SFAS No. 168 and the ASC are not intended to change GAAP and the adoption of SFAS No. 168 did not have any impact on the Company’s consolidated financial position or results of operations but does change the way specific accounting standards are referenced.

In June 2008, the FASB issued Staff Position (“FSP”) EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. FSP EITF 03-6-1 provides guidance for the calculation of earnings per share under FASB ASC 260, Earnings Per Share, for share-based payment awards with rights to dividends or dividend equivalents. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. The adoption of this guidance will not have any impact on the Company’s consolidated financial position, results of operations or reported earnings per share.

3. INVENTORIES

Inventories as of September 30 were comprised of the following (in thousands):

	2009	2008
Finished goods	$72,814	$81,028
Work-in-progress	2,470	2,904
Raw materials	3,588	4,124

	$78,872	$88,056

4. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment as of September 30 was comprised of the following (in thousands):

	2009	2008
Land	$1,400	$1,400
Building and improvements	14,252	13,469
Furniture and equipment	65,903	62,937
Leasehold improvements	105,474	105,657

	187,029	183,463
Less: accumulated depreciation and amortization	(124,177)	(117,365)

	$62,852	$66,098

During fiscal 2009, 2008 and 2007, the Company recorded pretax charges of $665,000, $1,615,000 and $1,776,000, respectively, related to the impairment of leasehold improvements and furniture and equipment at

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. PROPERTY, PLANT AND EQUIPMENT, NET (Continued)

certain of its retail locations. Aggregate depreciation and amortization expense of property, plant and equipment in fiscal 2009, 2008 and 2007 was $14,873,000, $15,855,000 and $16,257,000, respectively.

As of September 30, 2008, $207,000 of assets (not included above) were separately reflected in the accompanying Consolidated Balance Sheet as “assets held for sale.” The assets held for sale related to manufacturing and warehouse facilities located in Costa Rica that were acquired and shut down in a fiscal 2002 business purchase. Two of these facilities were previously sold for an aggregate of $718,000. The remaining facility was sold during the first quarter of fiscal 2009 for $526,000 and the Company recognized a $319,000 gain on disposal of assets.

5. GOODWILL IMPAIRMENT

For purposes of the Company’s impairment testing under the accounting standard for goodwill, the Company has one reporting unit based on the Company’s reporting structure. The fair value of the Company’s single reporting unit is determined based on a combination of the fair market value of the Company’s outstanding common stock on a control basis, a discounted cash flow analysis and other generally accepted valuation methodologies and, if necessary, with the assistance of an outside independent valuation specialist. As a result of a substantial decrease in the market price of the Company’s common stock subsequent to September 30, 2008, reflecting deteriorating overall economic conditions and the very difficult equity market conditions, the Company reassessed the carrying value of its goodwill as of December 31, 2008, in accordance with interim period accounting requirements, and concluded that its goodwill was impaired. Consequently, the Company recorded a preliminary non-cash goodwill impairment charge of $47,000,000, on both a pretax and after tax basis, in the first quarter of fiscal 2009. The final results of the Company’s evaluation completed during the second quarter of fiscal 2009 indicated the goodwill was fully impaired. Accordingly, the Company recorded a $3,389,000 non-cash goodwill impairment charge, on both a pretax and after tax basis, in the second quarter of fiscal 2009, representing the remaining carrying value of the goodwill as of December 31, 2008. The goodwill impairment analysis involved calculating the implied fair value of the Company’s goodwill by allocating the fair value of the Company’s single reporting unit to all assets and liabilities other than goodwill (including both recognized and unrecognized intangible assets) and comparing the residual amount to the carrying value of goodwill. The non-cash goodwill impairment charges do not have any adverse effect on the covenant calculations under the Company’s debt agreements or the Company’s overall compliance with the covenants of the Company’s debt agreements.

6. RESTRUCTURING AND OTHER CHARGES

On July 1, 2008, the Company announced that it was streamlining its merchandise brands and store nameplates and was implementing cost reductions in order to simplify its business model, reduce overhead costs and improve its merchandise assortments. Pursuant to the strategic restructuring, the Company rebranded its Mimi Maternity® merchandise brand under its A Pea in the Pod® brand beginning with the Spring 2009 collection, which initially debuted in November 2008. The Company also streamlined its store nameplates, by renaming its single-brand Mimi Maternity stores as A Pea in the Pod, and by renaming its multi-brand Mimi Maternity stores as Destination Maternity®. In connection with the strategic restructuring the Company also reduced its corporate and field management headcount, and during fiscal 2009 began to implement actions to achieve further cost reductions. The objectives of the Company’s restructuring and cost reduction program, are to improve and simplify critical processes, consolidate activities and infrastructure, and reduce its expense structure to be more appropriately aligned with the generation of revenue. The Company incurred pretax expense of $1,557,000 from its restructuring and cost reduction actions in fiscal 2009, consisting of $1,072,000 for

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. RESTRUCTURING AND OTHER CHARGES (Continued)

consulting services related to the Company’s cost reduction initiatives, $357,000 for cash severance expense and severance-related benefits, and $128,000 of non-cash expense for accelerated depreciation of existing store signs resulting from planned store signage changes. The Company incurred pretax expense of $936,000 from its restructuring in fiscal 2008, consisting of $691,000 for cash severance expense and severance-related benefits, and $245,000 of non-cash expense for accelerated depreciation of existing store signs. As of September 30, 2009, the Company had a commitment under a consulting agreement for minimum fees and expenses of approximately $1,600,000, of which approximately $600,000 was recorded in fiscal 2009, based upon services rendered in fiscal 2009. Remaining amounts to be charged to expense in fiscal 2010 related to the agreement, not to exceed $3,300,000, will be based upon services rendered and performance results achieved.

A summary of the charges incurred and reserves recorded in connection with the restructuring and cost reduction activities during fiscal 2009 and 2008 is as follows (in thousands):

	Balance Accrued September 30, 2008	Year Ended September 30, 2009			Balance Accrued September 30, 2009	Cumulative Charges Incurred to September 30, 2009
		Charges Incurred	Payments/ Adjustments
Severance and related benefits	$224	$357	$(544)		$37	$1,048
Accelerated depreciation of store signage	—	128	(128	) (1)	—	373
Other cost reduction initiatives	—	1,072	(434)		638	1,072

Total	$224	$1,557	$(1,106)		$675	$2,493

	Balance Accrued September 30, 2007	Year Ended September 30, 2008			Balance Accrued September 30, 2008
		Charges Incurred	Payments/ Adjustments
Severance and related benefits	$—	$691	$(467)		$224
Accelerated depreciation of store signage	—	245	(245	) (1)	—

Total	$—	$936	$(712)		$224

(1)	Adjustment to reduce net book value of associated property, plant and equipment.

In connection with the retirement of Dan Matthias, the Company’s former Chief Executive Officer (“Former CEO”), the Company recognized pretax expense of $2,525,000 in the fourth quarter of fiscal 2008, included in “restructuring and other charges” in the accompanying Consolidated Statements of Operations. The charge reflects benefit costs and payroll taxes related to an amendment to the executive’s supplemental retirement agreement with the Company (see Notes 17 and 18). Subsequent to his retirement, the Former CEO continued to serve the Company as non-executive Chairman of the Board and is available to the Company in a consulting capacity, for which the Former CEO is being paid an annual retainer of $200,000 through September 2012. In November 2009, the Former CEO entered into a letter agreement with the Company, which confirmed that he would not seek reelection to the Board of Directors after the expiration of his current term in January 2010. The letter agreement does not change the terms of payment under the annual retainer for advisory services, however the Company will incur a pretax charge of $583,000, primarily in the first quarter of fiscal 2010, representing the amount due for the remaining term of the advisory arrangement.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. RESTRUCTURING AND OTHER CHARGES (Continued)

In connection with the announced retirement of Rebecca Matthias, the Company’s President and Chief Creative Officer, at the end of fiscal 2010, the Company will incur a pretax charge of approximately $889,000 in the first quarter of fiscal 2010. The charge reflects benefit costs related to an amendment to the executive’s supplemental retirement agreement with the Company (see Notes 17 and 18).

7. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

As of September 30, accrued expenses and other current liabilities were comprised of the following (in thousands):

	2009	2008
Employee compensation and benefits	$15,379	$10,596
Income taxes payable	512	—
Interest	749	1,012
Deferred rent	3,320	4,302
Sales taxes	2,646	2,627
Insurance	1,275	835
Accounting and legal	1,114	1,464
Accrued store construction costs	1,226	760
Gift certificates and store credits	4,954	4,960
futuretrust® college savings program	1,226	1,811
Supplemental executive retirement plan benefits	900	1,560
Other	8,709	7,879

	$42,010	$37,806

8. DEFERRED RENT AND OTHER NON-CURRENT LIABILITIES

As of September 30, deferred rent and other non-current liabilities were comprised of the following (in thousands):

	2009	2008
Deferred rent	$24,753	$25,611
Less: current portion included in accrued expenses and other current liabilities	(3,320)	(4,302)

Non-current deferred rent	21,433	21,309
Supplemental executive retirement plan benefits	4,426	4,323
Accrued state income taxes	2,440	2,166
Interest rate swap	2,025	1,404
Other	148	189

	$30,472	$29,391

9. LINE OF CREDIT

The Company has a $65,000,000 senior secured revolving credit facility (the “Credit Facility”). On March 13, 2007, in connection with the refinancing of its senior long-term debt, the Company amended the Credit Facility in order to permit the refinancing transaction (see Note 10). This amendment of the Credit Facility also extended its maturity from October 15, 2009 to March 13, 2012. Upon the Company’s request and with the

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. LINE OF CREDIT (Continued)

consent of the lender, permitted borrowings under the Credit Facility may be increased up to an additional $20,000,000, in increments of $2,500,000, up to a maximum limit of $85,000,000. Proceeds from advances under the Credit Facility, with certain restrictions, may be used to provide financing for working capital, letters of credit, capital expenditures, debt prepayments, dividends, share repurchases and other general corporate purposes. The Company paid certain closing fees in connection with the negotiation and execution of the Credit Facility, as amended. The Company also pays an unused line fee under the Credit Facility.

The Credit Facility contains various affirmative and negative covenants and representations and warranties. There are no financial covenant requirements under the Credit Facility unless Excess Availability (as defined in the agreement) falls below 10% of the Borrowing Base (as defined in the agreement) in which case the Company would be required to meet a certain minimum fixed charge coverage ratio (which increases from 1.00x to 1.10x during the term of the Credit Facility). During all of fiscal 2009, 2008 and 2007, the Company exceeded the applicable excess availability requirements under the Credit Facility and was not subject to any financial covenants. The Credit Facility is secured by a security interest in the Company’s accounts receivable, inventory, real estate interests, letter of credit rights, cash, intangibles and certain other assets. The security interest granted to the Credit Facility Lender is, in certain respects, subordinate to the security interest granted to the Term Lenders. The interest rate on outstanding borrowings is equal to, at the Company’s election, either the lender’s prime rate or the lender’s LIBOR rate plus the applicable margin. The applicable margin for LIBOR rate borrowings is variable, ranging from 1.00% to 1.50%, based upon the availability calculation made in accordance with the Credit Facility. The applicable margin for LIBOR rate borrowings, based upon the availability calculation made in accordance with the agreement, has been the lowest available margin since the inception of the Credit Facility.

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

As of September 30, 2009, the Company had no outstanding borrowings under the Credit Facility and $11,545,000 in letters of credit, with $35,984,000 of availability under the credit line based on the Company’s Borrowing Base formula, compared to no outstanding borrowings and $10,605,000 in letters of credit, with $45,870,000 of availability under the credit line as of September 30, 2008. Borrowings under the Credit Facility as of September 30, 2009 would have borne interest at a rate of between approximately 1.25% and 3.25% per annum. During fiscal 2009 and 2008, the Company’s average level of direct borrowings under the Credit Facility was $249,000 and $5,162,000, respectively.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. LONG-TERM DEBT

The following table summarizes the Company’s long-term debt as of September 30 (in thousands):

	2009	2008
Senior secured Term Loan B, interest is variable (2.95% as of September 30, 2009; effective rate of 6.44% including effect of interest rate swap), principal of $225 due quarterly through December 31, 2012 with the remaining balance due March 13, 2013	$54,750	$75,650

Industrial Revenue Bond, interest is variable (0.40% as of September 30, 2009), principal due annually until September 1, 2020 (collateralized in full by a standby letter of credit)	2,356	2,516

Government Mortgage Notes:
Interest at 3.0%, principal due monthly until May 1, 2011 (collateralized by a second mortgage on certain property and equipment at the Company’s headquarters)	269	424

Interest at 2.0%, principal due monthly until March 1, 2011 (collateralized by certain equipment at the Company’s headquarters)	34	56

	57,409	78,646

Less: current portion	(7,013)	(1,860)

	$50,396	$76,786

Long-term debt maturities as of September 30, 2009 are as follows (in thousands):

Fiscal Year
2010	$7,013
2011	1,196
2012	1,085
2013	46,475
2014	200
2015 and thereafter	1,440

$57,409

In November 2006, the Company’s Board of Directors authorized the repurchase of $25,000,000 principal amount of the Company’s 11 1/4% senior notes (the “Senior Notes”). On December 8, 2006, the Company completed the repurchase of the authorized amount at 105.625% of the $25,000,000 principal amount, plus accrued and unpaid interest. In connection with the December 2006 repurchase, the Company recorded a pretax charge totaling $2,093,000, representing the premium paid of $1,406,000 plus the write-off of unamortized debt issuance discount and deferred financing costs of $687,000. On April 18, 2007, the Company completed the redemption of the remaining outstanding amount of its Senior Notes at 105.625% of the $90,000,000 principal amount, plus accrued and unpaid interest. In connection with the April 2007 redemption, the Company recorded a pretax charge totaling $7,330,000, representing the premium paid of $5,063,000 plus the write-off of unamortized debt issuance discount and deferred financing costs of $2,267,000.

On March 13, 2007, the Company entered into a Term Loan and Security Agreement (the “Term Loan Agreement”) for a senior secured Term Loan B due March 13, 2013 (the “Term Loan”), the $90,000,000 proceeds of which were received on April 18, 2007 and were used to redeem the remaining $90,000,000 principal amount of the Senior Notes. The interest rate on the Term Loan is equal to, at the Company’s election, either (i) the prime rate

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. LONG-TERM DEBT (Continued)

plus 1.00%, or (ii) a LIBOR rate plus the applicable margin. The applicable margin was initially fixed at 2.50% through and including the fiscal quarter ended September 30, 2007. Thereafter, the applicable margin for LIBOR rate borrowings is either 2.25% or 2.50%, depending on the Company’s Consolidated Leverage Ratio (as defined). Based upon the Company’s applicable quarterly Consolidated Leverage Ratio during fiscal 2008 and 2009, the applicable margin for LIBOR rate borrowings remained at 2.50% for fiscal 2008 and 2009. Based upon the Company’s Consolidated Leverage Ratio as of September 30, 2009, the applicable margin for LIBOR rate borrowings will be 2.25% for the second quarter of fiscal 2010. The Company is required to make minimum repayments of the principal amount of the Term Loan in quarterly installments of $225,000 each. The Company is also required to make an annual principal repayment equal to 25% or 50% of Excess Cash Flow (as defined) in excess of $5,000,000 for each fiscal year, with the 25% or 50% factor depending on the Company’s Consolidated Leverage Ratio. The required principal repayment for fiscal 2009, which was calculated based on the 25% factor, is $5,765,000, is due in December 2009, and is reflected in “current portion of long-term debt” in the accompanying Consolidated Balance Sheet. The required principal repayment for fiscal 2008, which was calculated based on the 50% factor, was $622,000 and was paid in December 2008. Future maturities of long-term debt for fiscal years 2011 and thereafter, included in the table above, do not include estimates of potential required excess cash flow principal repayments, if any. Additionally, the Term Loan can be prepaid at the Company’s option, in part or in whole, at any time without any prepayment premium or penalty. During fiscal 2009 and 2008, the Company prepaid $20,000,000 (including the $622,000 prepayment required under the annual excess cash flow provision of the Term Loan) and $13,000,000, respectively, of the outstanding Term Loan. At September 30, 2009, the Company’s indebtedness under the Term Loan Agreement was $54,750,000.

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

In order to mitigate the Company’s floating rate interest risk on the variable rate Term Loan, the Company entered into an interest rate swap agreement with the Agent bank for the Term Loan that commenced on April 18, 2007, the date the $90,000,000 Term Loan proceeds were received, and expires on April 18, 2012. The interest rate swap agreement enables the Company to effectively convert an amount of the Term Loan equal to the notional amount of the interest rate swap from a floating interest rate of LIBOR plus 2.50% (subject to reduction to LIBOR plus 2.25% if the Company achieves a specified leverage ratio), to a fixed interest rate of 7.50% (subject to reduction to 7.25% if the Company achieves a specified leverage ratio) for the significant majority of the Term Loan. The notional amount of the interest rate swap was $75,000,000 at the inception of the swap agreement and decreases over time to a notional amount of $5,000,000 at the expiration date. The notional

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. LONG-TERM DEBT (Continued)

amount of the swap was $42,500,000 as of September 30, 2009 and over the next eighteen months decreases as follows: to $35,000,000 starting October 19, 2009; to $27,500,000 starting April 19, 2010; and to $20,000,000 starting October 18, 2010. As of September 30, 2009 and 2008, the estimated fair value of the interest rate swap was an unrealized loss of $(2,025,000) and $(1,404,000), respectively, which were included in “deferred rent and other non-current liabilities” in the accompanying Consolidated Balance Sheets. During the years ended September 30, 2009, 2008 and 2007, pretax (loss) gain of $(1,413,000), $(720,000), and $121,000, respectively, associated with the exchange of interest rate payments under the swap agreement were included as “interest expense” in the accompanying Consolidated Statements of Operations. The Company expects to reclassify $(1,433,000) of pretax unrealized loss from accumulated other comprehensive loss into interest expense in fiscal 2010.

In connection with the issuance of the Term Loan and the amendment of the Credit Facility (see Note 9), the Company incurred deferred financing costs of $1,086,000. These deferred financing costs are being amortized over the term of the related debt agreement and are included in “interest expense” in the accompanying Consolidated Statements of Operations.

11. FAIR VALUE MEASUREMENTS

The Company adopted the accounting standard for fair value measurements on October 1, 2008. The accounting standard defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard establishes a framework for measuring fair value focused on exit price and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements as follows:

•	Level 1—Quoted market prices in active markets for identical assets or liabilities

•	Level 2—Observable market-based inputs or inputs that are corroborated by observable market data

•	Level 3—Unobservable inputs that are not corroborated by market data

A portion of the Company’s floating rate interest risk on variable rate long-term debt is mitigated through an interest rate swap agreement. The Company’s interest rate swap is required to be measured at fair value on a recurring basis. At September 30, 2009, the interest rate swap was a liability with a fair value of $2,025,000, included in “deferred rent and other non-current liabilities” in the accompanying Consolidated Balance Sheet. The fair value of the interest rate swap was derived from a discounted cash flow analysis utilizing an interest rate yield curve that is readily available to the public or can be derived from information available in publicly quoted markets, which the Company considers to be Level 2 inputs.

The fair value accounting standards provide a company with the option to report selected financial assets and liabilities on an instrument-by-instrument basis at fair value and requires such company to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The Company adopted this reporting standard on October 1, 2008 and in accordance with implementation options, the Company chose not to elect the fair value option for its financial assets and liabilities that had not been previously measured at fair value.

12. COMMON AND PREFERRED STOCK

On July 29, 2008, the Company announced that its Board of Directors approved a program to repurchase up to $7,000,000 of the Company’s outstanding common stock. Under the program, the Company may repurchase

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. COMMON AND PREFERRED STOCK (Continued)

shares from time to time through solicited or unsolicited transactions in the open market or in negotiated or other transactions. The program will be in effect until the end of July 2010. There were no repurchases of common stock under the program during fiscal 2009 and 2008.

The Company has authorization to issue up to 1,656,381 shares of preferred stock, par value $0.01 with 300,000 shares authorized Series B Junior Participating Preferred Stock (“Series B Preferred Stock”). There was no preferred stock issued or outstanding as of September 30, 2009 or 2008.

The Series B Preferred Stock can be purchased in units equal to one one-thousandth of a share (the “Series B Units”) under the terms of the Rights Agreement (see Note 13). The holders of the Series B Units are entitled to receive dividends when and if declared on common stock. Series B Units are junior to the common stock for both dividends and liquidations. Each Series B Unit votes as one share of common stock.

13. RIGHTS AGREEMENT

On October 9, 2005, the Company entered into an Amended and Restated Rights Agreement to renew its then existing Rights Agreement (collectively referred to as the “Rights Agreement”) that would otherwise have expired on October 9, 2005. Under the Rights Agreement, the Company provided and will provide one Right (the “Right”) for each share of Destination Maternity Corporation common stock now or hereafter outstanding. Under certain limited conditions, as defined in the Rights Agreement, each Right entitles the registered holder to purchase from the Company one Series B Unit at $85 per share, subject to adjustment. The Rights expire on October 9, 2015 (the “Final Expiration Date”).

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

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. EQUITY AWARD PLANS

The Company has three equity award plans: the Director Stock Option Plan (the “Director Plan”), the Amended and Restated 1987 Stock Option Plan (the “1987 Plan”) and the Amended and Restated 2005 Equity Incentive Plan (the “2005 Plan”). The Director Plan expired on December 31, 2004 and no further awards may be granted under the Director Plan. The 1987 Plan expired on December 9, 2007, and no further awards may be issued under the 1987 Plan. Options issued under the Director Plan and the 1987 Plan will remain outstanding until they have expired, been exercised or have otherwise terminated. Up to a total of 2,175,000 options were able to be issued under the 1987 Plan and the Director Plan (including up to a total of 200,000 options which were issuable under the Director Plan). In January 2006, the stockholders of the Company approved the adoption of the 2005 Plan and, in January 2009, approved an amendment to increase the number of issuable shares. Under the 2005 Plan, employees, directors, consultants and other individuals who provide services to the Company, may be granted awards in the form of options, stock appreciation rights, restricted stock or restricted stock units. Up to 700,000 shares of the Company’s common stock may be issued in respect of awards under the 2005 Plan, with no more than 350,000 of those shares permitted to be issued in respect of restricted stock or restricted stock units granted under the 2005 Plan. Awards of options to purchase the Company’s common stock will have exercise prices as determined by the Compensation Committee of the Board of Directors (the “Compensation Committee”), but such exercise prices may not be lower than the fair market value of the stock on the date of grant.

No options have been granted by the Company with an exercise price less than the fair market value of the Company’s common stock on the date of grant for any of the periods presented. The majority of the options issued under the plans vest ratably over a five-year period, although some options vest immediately, and options issued under the plans generally expire ten years from the date of grant. Restricted stock awards issued under the 2005 Plan have restrictions that lapse ratably over periods ranging from one to five years. Each non-employee director of the Company’s Board of Directors is granted 2,000 shares of restricted stock on an annual basis that will vest one year from the date of grant. The Company issues new shares of common stock upon exercise of vested options. As of September 30, 2009, there were 259,213 shares of the Company’s common stock available for grant under the 2005 Plan, with no more than 150,213 of those shares permitted to be issued in respect of restricted stock or restricted stock units granted under the 2005 Plan.

Stock option activity for all plans was as follows:

	Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
	(in thousands)		(years)	(in thousands)
Balance—September 30, 2008	923	$13.34
Granted	16	7.03
Exercised	(5)	11.92
Forfeited	(19)	21.13
Expired	(69)	12.68

Balance—September 30, 2009	846	$13.11	5.5	$4,923

Exercisable—September 30, 2009	547	$13.11	4.2	$3,323

As of September 30, 2009, $3,360,000 of total unrecognized compensation cost related to non-vested awards is expected to be recognized over a weighted-average period of 1.54 years. During the years ended September 30, 2009, 2008 and 2007, the total intrinsic value of options exercised was $41,000, $469,000 and $6,517,000, respectively. The total cash received from these option exercises was $55,000, $692,000 and $3,737,000, respectively, and the actual tax benefit realized for the tax deductions from these option exercises

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. EQUITY AWARD PLANS (Continued)

was $15,000, $175,000 and $2,541,000, respectively. During fiscal 2007, $1,422,000 of compensation cost recognized in fiscal 2006 and recorded as a liability was reclassified to additional paid-in capital in conjunction with a modification of the original award.

On September 26, 2008, the Company granted to an executive officer two stock options, each to purchase 100,000 shares of common stock, under the 2005 Plan (see Note 17). The first stock option vests ratably over a five-year period. The second stock option vests ratably over a five-year period and is subject to the further condition that, on or before the fifth anniversary of the grant date, the closing price for a share of the Company’s common stock shall have exceeded $30.00 for a period of 30 consecutive trading days.

The weighted average fair value of stock options granted during fiscal 2009 and 2008 was estimated to be $3.66 and $7.50 per option share, respectively. No options were granted during fiscal 2007. The weighted average fair value of each option granted is calculated on the date of grant using the Black-Scholes option pricing model for most option grants and a Monte Carlo Simulation option pricing model for the fiscal 2008 grant that included a market condition. Weighted-average assumptions for option grants were as follows:

	Year Ended September 30,
	2009	2008	2007
Dividend yield	none	none	—
Expected price volatility	57%	57%	—
Risk-free interest rates	2.2%	3.0%	—
Expected lives	5.4 years	6.6 years	—

Expected volatility was determined using a weighted average of the historic volatility of the Company’s common stock as of the option grant date measured over a period equal to the expected life of the grant. Risk-free interest rates were based on the U. S. Treasury yield curve in effect at the date of the grant. Expected lives were determined using a weighted average of the historic lives of previously issued grants of the Company’s options.

The following table summarizes information about stock options outstanding as of September 30, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	(in thousands)			(in thousands)
$ 7.40 to $ 9.00	53	4.2	$7.59	37	$7.84
9.01 to 10.00	121	1.0	9.50	121	9.50
10.01 to 12.00	140	5.8	10.05	86	10.07
12.01 to 13.00	224	5.3	12.85	190	12.85
13.01 to 14.00	215	8.7	13.74	35	13.73
14.01 to 23.00	25	5.6	15.99	18	15.72
23.01 to 24.00	24	4.1	23.62	24	23.62
24.01 to 37.05	44	5.0	30.19	36	30.09

$ 7.40 to $37.05	846	5.5	$13.11	547	$13.11

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. EQUITY AWARD PLANS (Continued)

Restricted stock activity for the 2005 Plan was as follows:

	Outstanding Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested—September 30, 2008	117	$32.98
Granted	44	8.19
Vested	(53)	35.76
Forfeited	(6)	24.71

Nonvested—September 30, 2009	102	$21.36

15. INCOME TAXES

For the years ended September 30, the income tax provision (benefit) was comprised of the following (in thousands):

	2009	2008	2007
Current provision	$5,262	$359	$2,898
Deferred provision (benefit)	1,318	(969)	(3,067)

	$6,580	$(610)	$(169)

Federal provision (benefit)	$5,416	$(1,062)	$(275)
State provision	1,164	452	106

	$6,580	$(610)	$(169)

The reconciliations of the statutory federal tax rate to the Company’s effective income tax rates for the years ended September 30 were as follows:

	2009	2008	2007
Statutory federal tax rate	(35.0)%	(34.0)%	(34.0)%
State tax rate, net of federal benefit	1.7	7.9	15.9
Impact of goodwill impairment	51.7	—	—
Provision for uncertain income tax positions, net of federal benefit	0.7	6.3	—
Other	0.2	(10.7)	(12.0)

	19.3%	(30.5)%	(30.1)%

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. INCOME TAXES (Continued)

The deferred tax effects of temporary differences giving rise to the Company’s net deferred tax assets as of September 30 were as follows (in thousands):

	2009	2008
Deferred tax assets:
Net operating loss carryforwards	$304	$2,076
Tax credit carryforwards	—	472
Depreciation	3,045	3,012
Deferred rent	9,395	9,558
Inventory reserves	708	903
Employee benefit accruals	2,116	1,750
Pension benefits	2,051	2,196
Stock-based compensation	1,250	1,442
Other accruals	1,745	1,243
Other	1,673	1,736

	22,287	24,388
Deferred tax liability:
Prepaid expenses	(839)	(823)

	$21,448	$23,565

As of September 30, 2009, the Company has net operating loss carryforwards for federal tax purposes of $870,000, which were acquired in a fiscal 2002 business acquisition and are subject to annual deduction limitations due to the change in ownership. The net operating loss carryforwards begin to expire in 2021. The Company does not expect the limitations on the acquired net operating loss carryforwards to reduce its ability to ultimately use such carryforwards. The tax benefit of the acquired net operating loss carryforwards was recorded under the purchase method of accounting.

No valuation allowance has been provided for the net deferred tax assets. Based on the Company’s historical and projected levels of taxable income, management believes it is more likely than not that the Company will realize the net deferred tax assets as of September 30, 2009. There can be no assurance that the Company will generate taxable earnings or any specific level of earnings in the future.

The Company does not record state tax benefits associated with temporary differences for certain states in which it is operating, given the continued historical uncertainty related to realizing such state tax benefits. Had the state tax benefits been reflected for these states, the deferred tax assets (excluding net operating loss carryforwards) as of September 30, 2009 would be approximately $830,000 higher. In June 2006, the FASB issued an accounting standard for uncertain income tax positions that clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements and also contains guidance on the measurement of uncertain tax positions. The Company adopted the provisions of the accounting standard for uncertain income tax positions effective as of October 1, 2007. In accordance with the standard, during the first quarter of fiscal 2008, the Company recorded a cumulative effect adjustment of $74,000, decreasing the liability for unrecognized tax benefits and increasing the September 30, 2007 balance of retained earnings.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. INCOME TAXES (Continued)

A reconciliation of gross unrecognized tax benefits follows (in thousands):

Balance—October 1, 2007	$2,315
Additions for current year tax positions	158
Additions for prior year tax positions	126
Reductions of prior year tax positions	(98)
Settlements	(222)

Balance—September 30, 2008	2,279
Additions for current year tax positions	257
Additions for prior year tax positions	143
Reductions of prior year tax positions	(79)

Balance—September 30, 2009	$2,600

As of September 30, 2009, gross unrecognized tax benefits included accrued interest and penalties of $1,214,000. During fiscal 2009 and 2008, interest and penalties of $188,000 and $145,000, respectively, related to unrecognized tax benefits were included in income tax provision (benefit). If recognized, the portion of the liability for unrecognized tax benefits that would impact the Company’s effective tax rate was $1,831,000, net of federal tax benefit.

During the twelve months subsequent to September 30, 2009, it is reasonably possible that the gross unrecognized tax benefits could potentially increase by approximately $131,000 (of which approximately $80,000 would affect the effective tax rate, net of federal benefit) for federal and state tax positions related to the effect of interest on unrecognized tax benefits and limitations on certain potential tax credits, partially offset by the effect of expiring statutes of limitations and settlements.

The Company’s U.S. Federal income tax returns for the years ended September 30, 2008 and thereafter remain subject to examination by the U.S. Internal Revenue Service. The Company also files returns in Canada and numerous state jurisdictions, which have varying statutes of limitations. Generally, Canadian tax returns for years ended September 30, 2004 and thereafter and state tax returns for years ended September 30, 2005 and thereafter, depending upon the jurisdiction, remain subject to examination. However, the statutes of limitations on certain of the Company’s state returns remain open for years prior to fiscal 2005.

16. COMMITMENTS AND CONTINGENCIES

The Company leases its retail facilities and certain equipment under various non-cancelable operating leases. Certain of these leases have renewal options. Total rent expense (including related occupancy costs, such as insurance, maintenance and taxes, paid to landlords) under operating leases amounted to $72,687,000, $74,198,000 and $73,012,000 in fiscal 2009, 2008 and 2007, respectively. Such amounts include contingent rentals based upon a percentage of sales totaling $1,146,000, $1,232,000 and $1,022,000 in fiscal 2009, 2008 and 2007, respectively.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. COMMITMENTS AND CONTINGENCIES (Continued)

Store operating leases and warehouse leases generally provide for payment of direct operating costs in addition to rent. Future annual minimum operating lease payments, excluding such direct operating costs, as well as leases for equipment rental as of September 30, 2009 are as follows (in thousands):

Fiscal Year
2010	$52,689
2011	47,161
2012	39,789
2013	32,593
2014	22,218
2015 and thereafter	37,736

$232,186

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

17. EMPLOYMENT AGREEMENTS

On September 26, 2008, the Board of Directors appointed Edward M. Krell, the Company’s Chief Operating Officer & Chief Financial Officer at that time, to serve as Chief Executive Officer (“CEO”) of the Company, effective as of October 1, 2008, replacing Dan Matthias. In connection with Mr. Krell’s promotion to CEO, the Company entered into an amendment to his May 15, 2007 employment agreement. The amendment provided for an increase in Mr. Krell’s annual base salary from $531,000 to $650,000. The Company previously entered into employment agreements with Mr. Krell dated April 26, 2005, when Mr. Krell was the Company’s Executive Vice President—Chief Financial Officer, and May 15, 2007, in connection with Mr. Krell’s promotion to Chief Operating Officer & Chief Financial Officer. Base compensation for Mr. Krell was $650,000, $531,000 and $471,000 for fiscal 2009, 2008 and 2007, respectively. Mr. Krell’s base compensation is subject to potential increase in the future by the Company in an amount to be determined by the Compensation Committee at its discretion. The agreement also provides for salary continuation and severance payments should the employment of Mr. Krell be terminated under specified conditions, as defined therein. Additionally, Mr. Krell is eligible for an annual cash bonus based on performance, as specified by the Compensation Committee. The agreement continues in effect until terminated by either the Company or Mr. Krell in accordance with the termination provisions of the agreement. In connection with Mr. Krell’s appointment as CEO, the Company granted to Mr. Krell two stock options, each to purchase 100,000 shares of common stock, under the Company’s 2005 Equity Incentive Plan (see Note 14).

During fiscal 2008 and 2007, the Company had an employment agreement with Dan W. Matthias, the Company’s Chairman of the Board and Former CEO. Base compensation for Mr. Matthias was $542,000 and $532,000 for fiscal 2008 and 2007, respectively. Effective September 30, 2008, Mr. Matthias retired as CEO. In connection with Mr. Matthias’ retirement as CEO, the Company entered into a Transition Agreement (the “D. Matthias Transition Agreement”) with Mr. Matthias. The D. Matthias Transition Agreement, which has a term of four years expiring September 30, 2012, provides that Mr. Matthias will make himself available to the Company

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. EMPLOYMENT AGREEMENTS (Continued)

for strategic planning, corporate development and other matters as requested by the Board of Directors or the Company’s CEO. Subsequent to his retirement, Mr. Matthias continued to serve the Company as non-executive Chairman of the Board and is available to the Company as stipulated in the D. Matthias Transition Agreement. In consideration of Mr. Matthias’ advisory and board services (and in lieu of all other director compensation), the Company will pay Mr. Matthias an annual retainer of $200,000 and continue certain insurance and fringe benefits during the term of the D. Matthias Transition Agreement. In November 2009, Mr. Matthias entered into a letter agreement with the Company, which confirmed that he would not seek reelection to the Board of Directors after the expiration of his current term in January 2010. The letter agreement does not change the terms of payment under the annual retainer for advisory services, however the Company will incur a pretax charge of $583,000 primarily in the first quarter of fiscal 2010, representing the amount due for the remaining term of the advisory arrangement. Payment of the retainer and continuation of the benefits is subject to certain specified conditions, as defined in the D. Matthias Transition Agreement. The D. Matthias Transition Agreement also provides for the restrictive covenants set forth in Mr. Matthias’ employment agreement to continue in effect until two years after Mr. Matthias ceases to serve the Company in any capacity (including service as a Board member or advisor).

During fiscal 2009, 2008 and 2007, the Company had an employment agreement with Rebecca C. Matthias, the Company’s President and Chief Creative Officer. Base compensation for Ms. Matthias was $572,000, $542,000 and $532,000, for fiscal 2009, 2008 and 2007, respectively. On November 6, 2009, the Company announced the retirement of Ms. Matthias at the end of fiscal 2010. In connection with Ms. Matthias’ retirement, the Company entered into a Transition Agreement (the “R. Matthias Transition Agreement”) with Ms. Matthias on November 6, 2009 (the “Effective Date”). The R. Matthias Transition Agreement, which expires on September 30, 2012, provides that Ms. Matthias will be a full-time employee of the Company until June 15, 2010 (the “Transition Date”). Following the Transition Date, Ms. Matthias agrees to serve the Company as a part-time employee until September 30, 2010 (the “Termination Date”), at which point Ms. Matthias’ employment with the Company will terminate. Following the Termination Date and through September 30, 2012, Ms. Matthias agrees to make herself available to the Company on a limited basis for strategic planning, merchandising, public relations, publicity and other matters as requested by the Company’s CEO. The R. Matthias Transition Agreement also provides for the restrictive covenants set forth in Ms. Matthias’ employment agreement to continue in effect until two years after Ms. Matthias ceases to serve the Company in any capacity (including service as a Board member or advisor).

In consideration of the services described above, the Company will pay Ms. Matthias: (i) a base salary at an annualized rate of $572,000 from the Effective Date through the Transition Date; (ii) a base salary at an annualized rate of $114,000 from the Transition Date to the Termination Date, and (iii) certain fringe benefits, which will continue through the Termination Date. The R. Matthias Transition Agreement also provides that Ms. Matthias will be eligible for a pro-rata cash bonus based on performance, as specified by the Compensation Committee, for fiscal 2010.

Effective January 24, 2008, the Company entered into a letter agreement and an employment agreement with Lisa Hendrickson in connection with Ms. Hendrickson’s promotion to Chief Merchandising Officer. The letter agreement provided that Ms. Hendrickson’s annual base salary for the remainder of fiscal 2008 would be $425,000. Ms. Hendrickson’s base compensation is subject to potential increase in the future by the Company in an amount to be determined by the Compensation Committee at its discretion. Base compensation for Ms. Hendrickson was $434,000 for fiscal 2009. Additionally, Ms. Hendrickson is eligible for an annual cash bonus based on performance, as specified by the Compensation Committee. The agreements continue in effect until terminated by either the Company or Ms. Hendrickson.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. EMPLOYMENT AGREEMENTS (Continued)

Effective July 23, 2008, the Company entered into an employment agreement with Judd P. Tirnauer, in connection with Mr. Tirnauer’s promotion to Senior Vice President & Chief Financial Officer. The agreement provided that Mr. Tirnauer’s annual base salary for the remainder of fiscal 2008 would be $325,000. Mr. Tirnauer’s base compensation is subject to potential increase in the future by the Company in an amount to be determined by the Compensation Committee at its discretion. Base compensation for Mr. Tirnauer was $325,000 for fiscal 2009. The agreement also provides for salary continuation and severance payments should employment of the executive be terminated under specified conditions, as defined therein. Additionally, Mr. Tirnauer is eligible for an annual cash bonus based on performance, as specified by the Compensation Committee. The agreement continues in effect until terminated by either the Company or the executive in accordance with the termination provisions of the agreement.

18. RETIREMENT PLANS

On March 2, 2007, the Company entered into Supplemental Executive Retirement Agreements with Mr. and Ms. Matthias (the “SERP Agreement(s)”). The purpose of the SERP Agreements is to provide the executives with supplemental pension benefits following their cessation of employment.

The Company’s D. Matthias Transition Agreement, entered into in September 2008 in connection with Mr. Matthias’ retirement as CEO, amended his SERP Agreement to provide for full vesting of the benefits payable to Mr. Matthias and to increase the total of the amounts payable under the SERP Agreement to approximately 10% more than the amount that would have been payable on September 30, 2012 (the date the SERP Agreement had otherwise been expected to fully vest). The SERP Agreement benefits, totaling $3,960,000, will be paid to Mr. Matthias in installments, which commenced on April 1, 2009, with the final installment due on October 1, 2012. On April 1, 2009, the Company paid Mr. Matthias $960,000 representing the first installment of the SERP benefits. On July 1, 2009, the Company paid Mr. Matthias $600,000 representing the second installment of the SERP benefits.

The amount of the benefit payable under Ms. Matthias’ SERP Agreement is the actuarial present value of a single life annuity equal to 60% of Ms. Matthias’ “deemed final pay,” commencing upon cessation of employment. For this purpose, “deemed final pay” means Ms. Matthias’ base salary on March 2, 2007, increased by 3% for each new fiscal year that begins before Ms. Matthias’ cessation of employment. This benefit vested 33 1/3% on March 2, 2007. On each September 30 thereafter for fiscal 2007, 2008 and 2009 the benefit vested 15% annually based on Ms. Matthias continuous full-time service provided to the Company during each entire fiscal year. The Company’s R. Matthias Transition Agreement, entered into on November 6, 2009 in connection with Ms. Matthias’ scheduled retirement, amended her SERP Agreement to provide that she will be credited with having served on a full-time basis during the 2010 fiscal year and the SERP will vest an additional 15% effective on the Transition Date, to a cumulative total vested percentage of 93 1/3%. Pursuant to the R. Matthias Transition Agreement, Ms. Matthias will receive a lump sum payment of the SERP Agreement benefits of approximately $4,166,000 on December 16, 2010. Notwithstanding the foregoing, the benefit is subject to full acceleration if, following a change in control, Ms. Matthias’ employment ceases due to a termination without cause or a resignation with good reason.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. RETIREMENT PLANS (Continued)

The Company is accounting for the SERP Agreements in accordance with the accounting requirements for defined benefit pension and other post-retirement plans. Changes in the benefit obligation under the SERP Agreements as of September 30 were as follows (in thousands):

	2009	2008
Benefit obligation at beginning of year	$5,883	$2,957
Service cost	573	973
Interest cost	316	178
Change in discount rate	114	—
Plan amendment and curtailment	—	1,775
Benefit payments	(1,560)	—

Benefit obligation at end of year	5,326	5,883
Less: current portion included in accrued expenses and other current liabilities	(900)	(1,560)

Non-current benefit obligation at end of year	$4,426	$4,323

The non-current benefit obligation at end of year was included in “deferred rent and other non-current liabilities” in the accompanying Consolidated Balance Sheets. Estimated benefits expected to be paid during the next four fiscal years are as follows (in thousands):

Fiscal Year
2010	$900
2011	4,916
2012	600
2013	150

The components of net periodic pension cost on a pretax basis were as follows for the years ended September 30 (in thousands):

	2009	2008	2007
Service cost	$573	$973	$918
Interest cost	316	178	68
Amortization of prior service cost	196	353	206
Amortization of change in discount rate	114	—	—
Plan amendment and curtailment	—	2,402	—

Total net periodic benefit cost	$1,199	$3,906	$1,192

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. RETIREMENT PLANS (Continued)

The following weighted-average assumptions were used to determine net periodic benefit cost for the years ended September 30, 2009, 2008, and 2007: discount rate – 5.0% for fiscal 2009 and 6.0% for fiscal 2008 and 2007; compensation increase rate – 3.0%.

Amounts recorded in accumulated other comprehensive loss as of September 30 were as follows (in thousands):

	2009	2008	2007
Unrecognized prior service cost—beginning of year	$(785)	$(1,765)	$—
Initial prior service cost	—	—	(1,971)
Amortization of prior service cost	196	353	206
Prior service cost recognized for plan amendment and curtailment	—	627	—

Unrecognized prior service cost—end of year	(589)	(785)	(1,765)
Deferred income tax benefit	220	293	689

Unrecognized prior service cost, net of tax—end of year	$(369)	$(492)	$(1,076)

In connection with the amendment to Ms. Matthias’ SERP Agreement pursuant to the R. Matthias Transition Agreement, the Company expects to fully amortize the $589,000 of prior service cost on a pretax basis from accumulated other comprehensive loss into net periodic pension cost in fiscal 2010.

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

The amendments effected by the May 20, 2008 Agreements also allow for, at the Company’s option, the issuance from time to time of irrevocable standby letters of credit, or the increase of size of an irrevocable standby letter of credit already held by the Trustee, in lieu of any deposit to the Grantor Trust otherwise required in the future. In addition, the Agreements permit the Company, from time to time at its sole discretion, to reduce the size of any irrevocable standby letter of credit issued to the Trustee, so long as the Company simultaneously funds the Grantor Trust with an amount of cash equal to the amount of the reduction of the letter of credit. In October 2008, the Company increased the irrevocable standby letter of credit issued to the Trustee to a total of $6,779,000, in lieu of deposits to the Grantor Trust, in connection with the full vesting of Mr. Matthias’ benefits under the D. Matthias Transition Agreement and the annual increase in vesting of Ms. Matthias’ benefits. In April and July 2009, the Company reduced the irrevocable standby letter of credit by $960,000 and $600,000, respectively, to a total of $5,219,000, in connection with the April and July 2009 benefit payments made to

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. RETIREMENT PLANS (Continued)

Mr. Matthias. In November 2009, the Company increased the irrevocable standby letter of credit by $718,000 to a total of $5,937,000, in connection with the annual increase in vesting of Ms. Matthias’ benefits.

19. EMPLOYEE BENEFIT PLANS

The Company has a 401(k) savings plan for all employees who have at least six months of service and are at least 18 years of age. Employees can contribute up to 20% of their annual salary. Employees who meet certain criteria are eligible for a matching contribution from the Company based on a sliding scale. Company matches are made in the first quarter of the succeeding calendar year. Company matches vest over a period of approximately six years from each employee’s commencement of employment with the Company. Company matching contributions totaling $162,000, $175,000 and $158,000, were made in fiscal 2009, 2008 and 2007, respectively. In addition, the Company may make discretionary contributions to the plan, which vest over a period of approximately six years from each employee’s commencement of employment with the Company. The Company has not made any discretionary contributions.

20. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly financial results for the years ended September 30, 2009 and 2008 were as follows (in thousands, except per share amounts):

	Quarter Ended
Fiscal 2009	09/30/09	06/30/09	03/31/09		12/31/08
Net sales	$123,828	$142,529	$130,082		$134,812
Gross profit	67,537	77,528	69,855		67,855
Net income (loss)	1,365	6,783	(1,915	) (1)	(46,915	) (2)
Net income (loss) per share—Basic	0.23	1.13	(0.32	) (1)	(7.86	) (2)
Net income (loss) per share—Diluted	0.22	1.12	(0.32	) (1)	(7.86	) (2)

	Quarter Ended
Fiscal 2008	09/30/08	06/30/08	03/31/08		12/31/07
Net sales	$130,497	$152,224	$139,005		$142,876
Gross profit	63,191	78,202	69,686		71,962
Net income (loss)	(4,784)	4,137	(390)		(352)
Net income (loss) per share—Basic	(0.80)	0.69	(0.07)		(0.06)
Net income (loss) per share—Diluted	(0.80)	0.68	(0.07)		(0.06)

(1)	Includes goodwill impairment expense of $3,389,000, or $(0.57) per share (see Note 5).

(2)	Includes goodwill impairment expense of $47,000,000, or $(7.88) per share (see Note 5).

The Company’s business, like that of other retailers, is seasonal. The Company’s quarterly net sales have historically been highest in its third fiscal quarter, corresponding to the Spring selling season, followed by its first fiscal quarter, corresponding to the Fall/holiday selling season. Given the historically higher sales level in its third fiscal quarter and the relatively fixed nature of most of the Company’s operating expenses and interest expense, the Company has typically generated a very significant percentage of its full year operating income and net income during its third fiscal quarter.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. SEGMENT AND ENTERPRISE WIDE DISCLOSURES

Operating Segment.    For purposes of the disclosure requirements for segments of a business enterprise, the Company has determined that its business is comprised of one operating segment: the design, manufacture and sale of maternity apparel and related accessories. While the Company offers a wide range of products for sale, the substantial portion of its products are initially distributed through the same distribution facilities, many of the Company’s products are manufactured at common contract manufacturer production facilities, the Company’s products are marketed through a common marketing department, and these products are sold to a similar customer base, consisting of expectant mothers.

Geographic Information.    Information concerning the Company’s operations by geographic area is as follows (in thousands):

	Year Ended September 30,
	2009	2008	2007
Net Sales to Unaffiliated Customers
United States	$510,669	$543,339	$562,519
Foreign	20,582	21,263	18,852

	September 30, 2009	September 30, 2008

Long-Lived Assets, Net
United States	$61,612	$64,699
Foreign	2,164	2,301

Major Customers.    For the periods presented, the Company did not have any one customer who represented more than 10% of its net sales.

22. INTEREST EXPENSE, NET

Interest expense, net for the years ended September 30 is comprised of the following (in thousands):

	2009	2008	2007
Interest expense	$4,758	$6,971	$10,226
Interest income	(38)	(27)	(378)
Other investment loss, net	—	30	—

Interest expense, net	$4,720	$6,974	$9,848

23. RELATED PARTY TRANSACTIONS

There is a husband and wife relationship between Mr. Matthias and Ms. Matthias. There are no family relationships among any of the Company’s other executive officers or directors.

A director of the Company currently provides consulting services to Pepper Hamilton LLP, which provides legal services to the Company. The Company paid legal fees to this law firm of $595,000, $728,000 and $1,061,000, in fiscal 2009, 2008 and 2007, respectively. As of September 30, 2009 and 2008, the Company had accrued amounts outstanding to this law firm of $71,000 and $191,000, respectively.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at beginning of period	Additions charged to costs and expenses	Deductions	Balance at end of period
Year Ended September 30, 2009
Product return reserve	$202	$122	$—	$324

Year Ended September 30, 2008
Product return reserve	$181	$21	$—	$202

Year Ended September 30, 2007
Product return reserve	$206	$—	$(25)	$181

INDEX OF EXHIBITS

Exhibit No.	Description

21	Subsidiaries of the Company.

23	Consent of KPMG LLP.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Senior Vice President & Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Senior Vice President & Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.