Form 10-Q
period 2010-06-30
Destination Maternity Corp
filed 2010-08-09
CIK 896985

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

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

Common Stock, $.01 par value — 6,353,566 shares outstanding as of August 2, 2010

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	June 30, 2010	September 30, 2009
ASSETS
Current assets:
Cash and cash equivalents	$29,117	$20,626
Trade receivables	9,854	6,529
Inventories	71,870	78,872
Deferred income taxes	7,972	6,035
Prepaid expenses and other current assets	5,973	3,857

Total current assets	124,786	115,919

Property, plant and equipment, net	59,417	62,852

Other assets:
Deferred financing costs, net of accumulated amortization of $681 and $547	385	585
Other intangible assets, net of accumulated amortization of $2,122 and $2,096	1,054	924
Deferred income taxes	14,634	15,413
Other non-current assets	318	314

Total other assets	16,391	17,236

Total assets	$200,594	$196,007

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit borrowings	$—	$—
Current portion of long-term debt	3,422	9,204
Accounts payable	14,664	16,316
Accrued expenses and other current liabilities	47,145	42,010

Total current liabilities	65,231	67,530
Long-term debt	42,175	48,205
Deferred rent and other non-current liabilities	26,646	30,472

Total liabilities	134,052	146,207

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, 1,656,381 shares authorized:
Series B junior participating preferred stock, $.01 par value; 300,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value; 20,000,000 shares authorized, 6,349,265 and 6,111,669 shares issued and outstanding, respectively	63	61
Additional paid-in capital	87,840	84,557
Accumulated deficit	(20,636)	(33,177)
Accumulated other comprehensive loss	(725)	(1,641)

Total stockholders’ equity	66,542	49,800

Total liabilities and stockholders’ equity	$200,594	$196,007

The accompanying notes are an integral part of these Consolidated Financial Statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
Net sales	$142,034	$142,529	$406,935	$407,423
Cost of goods sold	62,383	65,001	184,202	192,185

Gross profit	79,651	77,528	222,733	215,238
Selling, general and administrative expenses	63,498	64,553	191,213	196,562
Store closing, asset impairment and asset disposal expenses	336	233	1,944	399
Restructuring and other charges	801	399	6,056	570
Goodwill impairment expense	—	—	—	50,389

Operating income (loss)	15,016	12,343	23,520	(32,682)
Interest expense, net	771	1,100	2,577	3,656
Loss on extinguishment of debt	21	29	51	95

Income (loss) before income taxes	14,224	11,214	20,892	(36,433)
Income tax provision	5,572	4,431	8,351	5,614

Net income (loss)	$8,652	$6,783	$12,541	$(42,047)

Net income (loss) per share— Basic	$1.39	$1.13	$2.05	$(7.02)

Average shares outstanding— Basic	6,208	6,002	6,124	5,987

Net income (loss) per share— Diluted	$1.35	$1.12	$1.99	$(7.02)

Average shares outstanding— Diluted	6,417	6,066	6,314	5,987

The accompanying notes are an integral part of these Consolidated Financial Statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Common Stock						Comprehensive Income (Loss)
	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total	Quarter	Year to Date
Balance as of September 30, 2009	6,112	$61	$84,557	$(33,177)	$(1,641)	$49,800
Net income	—	—	—	12,541	—	12,541	$8,652	$12,541
Amortization of prior service cost for retirement plans, net of tax	—	—	—	—	88	88	27	88
Retirement plan amendment, net of tax	—	—	—	—	281	281	—	281
Change in fair value of interest rate swap, net of tax	—	—	—	—	547	547	181	547

Comprehensive income							$8,860	$13,457

Stock-based compensation	53	—	1,498	—	—	1,498
Exercise of stock options, net	228	2	1,284	—	—	1,286
Excess tax benefit from stock option exercises and restricted stock vesting	—	—	1,458	—	—	1,458
Repurchase and retirement of common shares	(44)	—	(957)	—	—	(957)

Balance as of June 30, 2010	6,349	$63	$87,840	$(20,636)	$(725)	$66,542

Balance as of September 30, 2008	6,071	$61	$83,274	$7,505	$(1,372)	$89,468
Net income (loss)	—	—	—	(42,047)	—	(42,047)	$6,783	$(42,047)
Amortization of prior service cost for retirement plans, net of tax	—	—	—	—	92	92	30	92
Change in fair value of interest rate swap, net of tax	—	—	—	—	(507)	(507)	272	(507)

Comprehensive income (loss)							$7,085	$(42,462)

Stock-based compensation	36	—	1,551	—	—	1,551
Tax benefit shortfall from stock option exercises and restricted stock vesting	—	—	(772)	—	—	(772)
Repurchase and retirement of common shares	(2)	—	(14)	—	—	(14)

Balance as of June 30, 2009	6,105	$61	$84,039	$(34,542)	$(1,787)	$47,771

The accompanying notes are an integral part of these Consolidated Financial Statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended June 30,
	2010	2009
Operating Activities
Net income (loss)	$12,541	$(42,047)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,813	11,412
Stock-based compensation expense	1,498	1,551
Loss on impairment of long-lived assets	1,699	537
Loss on impairment of goodwill	—	50,389
Gain on disposal of assets	(29)	(82)
Loss on extinguishment of debt	51	95
Deferred income tax benefit	(2,199)	1,040
Amortization of deferred financing costs	149	168
Changes in assets and liabilities:
Decrease (increase) in:
Trade receivables	(3,325)	(538)
Inventories	7,002	15,264
Prepaid expenses and other current assets	(616)	2,204
Other non-current assets	(4)	(13)
Increase (decrease) in:
Accounts payable, accrued expenses and other current liabilities	1,607	2,922
Deferred rent and other non-current liabilities	1,755	551

Net cash provided by operating activities	29,942	43,453

Investing Activities
Contribution to grantor trust	(1,500)	—
Capital expenditures	(8,402)	(10,883)
Proceeds from sale of assets held for sale	—	526
Purchase of intangible assets	(219)	(280)

Net cash used in investing activities	(10,121)	(10,637)

Financing Activities
Decrease in cash overdraft	(1,305)	(1,221)
Repayment of long-term debt	(11,812)	(15,808)
Repurchase of common stock	(957)	(14)
Payout of redeemed Series A preferred stock	—	(16)
Proceeds from exercise of stock options	1,286	—
Excess tax benefit from exercise of stock options and restricted stock vesting	1,458	—

Net cash used in financing activities	(11,330)	(17,059)

Net Increase in Cash and Cash Equivalents	8,491	15,757
Cash and Cash Equivalents, Beginning of Period	20,626	12,148

Cash and Cash Equivalents, End of Period	$29,117	$27,905

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$2,784	$2,924

Cash paid for income taxes	$3,883	$315

The accompanying notes are an integral part of these Consolidated Financial Statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

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

The following table summarizes the Basic EPS and Diluted EPS calculations (in thousands, except per share amounts):

	Three Months Ended June 30, 2010			Three Months Ended June 30, 2009
	Net Income	Shares	EPS	Net Income	Shares	EPS
Basic EPS	$8,652	6,208	$1.39	$6,783	6,002	$1.13
Incremental shares from the assumed lapse of restrictions on restricted stock	—	40		—	16
Incremental shares from the assumed exercise of outstanding stock options	—	169		—	48

Diluted EPS	$8,652	6,417	$1.35	$6,783	6,066	$1.12

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

(unaudited)

2. EARNINGS (LOSS) PER SHARE (EPS) (Continued)

	Nine Months Ended June 30, 2010			Nine Months Ended June 30, 2009
	Net Income	Shares	EPS	Net Loss	Shares	EPS
Basic EPS	$12,541	6,124	$2.05	$(42,047)	5,987	$(7.02)
Incremental shares from the assumed lapse of restrictions on restricted stock	—	34		—	—
Incremental shares from the assumed exercise of outstanding stock options	—	156		—	—

Diluted EPS	$12,541	6,314	$1.99	$(42,047)	5,987	$(7.02)

For the three months ended June 30, 2010 and 2009, options and unvested restricted stock totaling 185,200 and 593,074 shares, respectively, were excluded from the calculation of Diluted EPS as their effect would have been antidilutive. For the nine months ended June 30, 2010, options and unvested restricted stock totaling 156,368 shares were excluded from the calculation of Diluted EPS as their effect would have been antidilutive. Options and unvested restricted stock totaling 952,969 shares of the Company’s common stock were outstanding as of June 30, 2009 but were not included in the computation of Diluted EPS for the nine months ended June 30, 2009, due to the Company’s net loss. Had the Company reported a profit for the nine months ended June 30, 2009, the weighted average number of dilutive shares outstanding for computation of Diluted EPS would have been approximately 6,015,000.

3. INVENTORIES

Inventories were comprised of the following (in thousands):

	June 30, 2010	September 30, 2009
Finished goods	$66,716	$72,814
Work-in-progress	1,830	2,470
Raw materials	3,324	3,588

	$71,870	$78,872

4. RESTRUCTURING AND OTHER CHARGES

The Company implemented a significant restructuring and cost reduction program, which commenced in July 2008, with the objectives of streamlining its merchandise brands and store nameplates, continuing to improve and simplify critical processes and continuing to reduce its expense structure. The Company has substantially completed the planned activities of these initiatives and incurred $3,884,000 of pretax expense substantially related to these initiatives in the first nine months of fiscal 2010, primarily for consulting services, of which $316,000 was incurred in the three months ended June 30, 2010. The Company incurred pretax expense of $570,000 from these initiatives in the first nine months of fiscal 2009, primarily for severance and related benefits, and consulting services, of which $399,000 was incurred in the three months ended June 30, 2009.

A summary of the charges incurred and reserves recorded in connection with the restructuring, cost reduction and other activities during the first nine months of fiscal 2010 and 2009 is as follows (in thousands):

	Balance Accrued	Nine Months Ended June 30, 2010		Balance Accrued	Cumulative Charges Incurred to
	September 30, 2009	Charges Incurred	Payments/ Adjustments	June 30, 2010	June 30, 2010
Severance and related benefits	$37	$323	$(130)	$230	$1,371
Accelerated depreciation of store signage	—	—	—	—	373
Cost reduction and other initiatives	638	3,561	(4,045)	154	4,633

Total	$675	$3,884	$(4,175)	$384	$6,377

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

(unaudited)

4. RESTRUCTURING AND OTHER CHARGES (Continued)

	Balance Accrued	Nine Months Ended June 30, 2009			Balance Accrued	Cumulative Charges Incurred to
	September 30, 2008	Charges Incurred	Payments/ Adjustments		June 30, 2009	June 30, 2009
Severance and related benefits	$224	$285	$(478)		$31	$976
Accelerated depreciation of store signage	—	128	(128	) (1)	—	373
Cost reduction and other initiatives	—	157	—		157	157

Total	$224	$570	$(606)		$188	$1,506

(1)	Adjustment to reduce net book value of associated property, plant and equipment.

After his retirement on September 30, 2008, Dan Matthias, the Company’s former Chief Executive Officer (“Former CEO”), agreed to continue to serve the Company as a director and as non-executive Chairman of the Board and agreed to remain available to the Company in an advisory capacity through September 2012. For these services, the Company agreed to pay the Former CEO an annual retainer of $200,000 through September 2012. In November 2009, the Former CEO entered into a letter agreement with the Company, which confirmed that he would not seek reelection to the Board of Directors (and, therefore, would no longer serve as the Company’s non-executive Chairman of the Board) after the expiration of his current term in January 2010. The letter agreement does not change the terms of payment under the annual retainer for advisory services, however the Company incurred a pretax charge of $585,000, representing the amount due for the remaining term of the arrangement, which was recorded in the first nine months of fiscal 2010.

In connection with the announced retirement of Rebecca Matthias, the Company’s President and Chief Creative Officer, at the end of fiscal 2010, the Company incurred pretax charges of $888,000 in the first nine months of fiscal 2010. The charge reflects the benefit costs related to an amendment to the executive’s supplemental retirement agreement.

In May 2010, the Company announced the hiring of Emilia Fabricant as the Company’s new President effective May 24, 2010. In connection with the hiring, the Company incurred pretax charges of $699,000 in the first nine months of fiscal 2010, primarily related to relocation and executive recruiting costs, of which $485,000 was incurred in the three months ended June 30, 2010. On August 2, 2010, Ms. Fabricant resigned her employment with the Company, effective at the close of business on August 3, 2010. In accordance with Ms. Fabricant’s employment agreement, a portion of the relocation charges incurred by the Company are recoverable by the Company and will be reflected in the fourth quarter of fiscal 2010 when such amounts are determined.

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

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

(unaudited)

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities were comprised of the following (in thousands):

	June 30, 2010	September 30, 2009
Employee compensation and benefits	$12,978	$15,379
Income taxes payable	5,023	512
Deferred rent	3,670	3,320
Sales taxes	2,883	2,646
Insurance	1,683	1,275
Accounting and legal	1,193	1,114
Gift certificates and store credits	5,205	4,954
Supplemental executive retirement plan benefits	4,974	900
Other	9,536	11,910

	$47,145	$42,010

7. LONG-TERM DEBT AND LINE OF CREDIT

On March 13, 2007, the Company entered into a Term Loan and Security Agreement (the “Term Loan Agreement”) for a senior secured Term Loan B due March 13, 2013 (the “Term Loan”), the $90,000,000 proceeds of which were received on April 18, 2007 and were used to redeem the remaining $90,000,000 principal amount of its 11 1/4% senior notes (the “Senior Notes”). The interest rate on the Term Loan is equal to, at the Company’s election, either (i) the prime rate plus 1.00%, or (ii) the LIBOR rate plus the applicable margin. The applicable margin was initially fixed at 2.50% through and including the fiscal quarter ended September 30, 2007. Thereafter, the applicable margin for LIBOR rate borrowings is either 2.25% or 2.50%, depending on the Company’s Consolidated Leverage Ratio (as defined). Based upon the Company’s applicable quarterly Consolidated Leverage Ratios, the applicable margin for LIBOR rate borrowings was 2.50% prior to December 30, 2009 and has been reduced to 2.25% effective from December 30, 2009. The Company is required to make minimum repayments of the principal amount of the Term Loan in quarterly installments of $225,000 each. The Company is also required to make an annual principal repayment equal to 25% or 50% of Excess Cash Flow (as defined) in excess of $5,000,000 for each fiscal year, with the 25% or 50% factor depending on the Company’s Consolidated Leverage Ratio. The required principal repayment for fiscal 2009, which was calculated based on the 25% factor, was $5,765,000 and was paid in December 2009. The required principal repayment for fiscal 2008, which was calculated based on the 50% factor, was $622,000 and was paid in December 2008. Additionally, the Term Loan can be prepaid at the Company’s option, in part or in whole, at any time without any prepayment premium or penalty. During the first nine months of fiscal 2010 and 2009, the Company prepaid $11,000,000 of the outstanding Term Loan (including the $5,765,000 prepayment required under the fiscal 2009 annual Excess Cash Flow provision) and $15,000,000 of the outstanding Term Loan (including the $622,000 prepayment required under the fiscal 2008 annual Excess Cash Flow provision), respectively. At June 30, 2010, the Company’s indebtedness under the Term Loan Agreement was $43,075,000.

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

In order to mitigate the Company’s floating rate interest risk on the variable rate Term Loan, the Company entered into an interest rate swap agreement with the agent bank for the Term Loan that commenced on April 18, 2007, the date the $90,000,000 Term Loan proceeds were received, and expires on April 18, 2012. The interest rate swap agreement effectively converts a specified amount of the Term Loan (equal to the notional amount of the interest rate swap) from a floating interest rate (LIBOR plus 2.50% prior to December 30, 2009, reduced to LIBOR plus 2.25% effective from December 30, 2009, based on the Company’s specified leverage ratios), to a fixed interest rate (7.50% prior to December 30, 2009, reduced to 7.25% effective from December 30, 2009, based on the Company’s specified leverage ratios). The notional amount of the interest rate swap was $75,000,000 at the inception of the swap agreement and decreases over time to a notional amount of $5,000,000 at the expiration date. The notional amount of the swap was $27,500,000 as of June 30, 2010 and over the next eighteen months decreases as follows: to $20,000,000 starting October 18, 2010; to $12,500,000 starting April 18, 2011; and to $5,000,000 starting October 18, 2011.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

(unaudited)

7. LONG-TERM DEBT AND LINE OF CREDIT (Continued)

In connection with the Term Loan transaction, the Company amended its existing $60,000,000 revolving credit facility (the “Credit Facility”) in order to permit the new Term Loan financing. This amendment of the Credit Facility also extended its maturity from October 15, 2009 to March 13, 2012, increased its size to $65,000,000, and reduced the LIBOR-based interest rate option under the facility by 0.25%. There are no financial covenant requirements under the Credit Facility provided that Excess Availability (as defined) does not fall below 10% of the Borrowing Base (as defined). If Excess Availability were to fall below 10% of the Borrowing Base, the Company would be required to meet a specified minimum Fixed Charge Coverage Ratio (as defined). During the first nine months of fiscal 2010 and fiscal 2009, the Company exceeded the minimum requirements for Excess Availability. As of June 30, 2010, the Company had no outstanding borrowings under the Credit Facility and $11,103,000 in letters of credit, with $36,983,000 of availability under the credit line based on Borrowing Base limitations.

The Company has $2,356,000 outstanding under an Industrial Revenue Bond (“IRB”) at June 30, 2010 and September 30, 2009. The IRB has a variable interest rate that may be converted to a fixed interest rate at the option of the Company. At any time prior to conversion to a fixed interest rate structure, bondholders may put all or part of the IRB back to the Company upon notice to the bond trustee, after which the remarketing agent would attempt to resell the put portion of the IRB. If the remarketing agent is unsuccessful in reselling the put portion of the IRB, the bond trustee may then draw on a letter of credit issued under the Credit Facility to repay the bondholders. Pursuant to this arrangement, the IRB is classified as a current liability in the accompanying Consolidated Balance Sheets at June 30, 2010 and September 30, 2009. The Company is unaware of any intention on the part of any bondholder to put all or any part of the IRB and the letter of credit issued to secure the bonds has never been drawn upon. In the event that the bondholders put the bonds back to the Company and the remarketing agent fails to resell the bonds, which the Company believes is unlikely, the Company expects the acceleration of the payment of the bonds would not have a material adverse effect on the Company’s financial position or liquidity.

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

A portion of the Company’s floating rate interest risk on variable rate long-term debt is mitigated through an interest rate swap agreement. The Company’s interest rate swap is required to be measured at fair value on a recurring basis. At June 30, 2010 and September 30, 2009, the interest rate swap was a liability with a fair value of $1,152,000 and $2,025,000, respectively, included in “deferred rent and other non-current liabilities” in the accompanying Consolidated Balance Sheets. The fair value of the interest rate swap was derived from a discounted cash flow analysis utilizing an interest rate yield curve that is readily available to the public or can be derived from information available in publicly quoted markets, which the Company considers to be Level 2 inputs.

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

9. INCOME TAXES

The Company adopted the provisions of the accounting standard for uncertain income tax positions in fiscal 2008. As of June 30, 2010, the Company had $2,911,000 of unrecognized tax benefits, including accrued interest and penalties of $1,306,000. The Company records interest and penalties related to unrecognized tax benefits in its income tax provision. If recognized, the portion of the liabilities for unrecognized tax benefits that would impact the Company’s effective tax rate was $2,035,000.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

(unaudited)

9. INCOME TAXES (Continued)

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

10. EQUITY AWARD PLANS

During the nine months ended June 30, 2010 and 2009, certain stock-based compensation awards were net-share settled by the Company such that the Company withheld shares with value equivalent to the exercise price of certain stock options and the minimum statutory obligation for the applicable income and employment taxes for certain stock option exercises and vested restricted stock awards, and remitted the cash to the appropriate taxing authorities. Shares withheld were based on the value of the Company’s common stock on the exercise or vesting date. The remaining shares net of those withheld were delivered to the award holders. Total payments for tax obligations to the tax authorities were $957,000 and $14,000 for the nine months ended June 30, 2010 and 2009, respectively, and are reflected as repurchase of common stock in the accompanying financial statements.

11. RETIREMENT PLANS

The Company has Supplemental Executive Retirement Agreements (the “SERP Agreements”) with Mr. and Ms. Matthias (the “SERP Executives”). The Company’s transition agreement with Mr. Matthias in connection with his retirement as Chief Executive Officer effective September 30, 2008, amended his SERP Agreement to provide for full vesting of the benefits payable to Mr. Matthias and to increase the total of the amounts payable under the SERP Agreement to approximately 10% more than the amount that would have been payable on September 30, 2012 (the date the SERP Agreement had otherwise been expected to fully vest). The SERP Agreement benefits, totaling $3,960,000, are payable to Mr. Matthias in installments, which commenced on April 1, 2009, with the final installment due on October 1, 2012. In fiscal 2009, the Company paid Mr. Matthias $1,560,000 in SERP benefits. In the first nine months of fiscal 2010, the Company paid Mr. Matthias $600,000 in SERP benefits.

The Company’s transition agreement with Ms. Matthias, entered into on November 6, 2009 in connection with her scheduled retirement, amended her SERP Agreement to provide that she will be credited with having served on a full-time basis during the 2010 fiscal year and the SERP vested an additional 15% effective on June 15, 2010, to a cumulative total vested percentage of 93 1/3%. Ms. Matthias will receive a lump sum payment of the SERP Agreement benefits of approximately $4,166,000 on December 16, 2010. Notwithstanding the foregoing, the benefit is subject to full acceleration if, following a change in control, Ms. Matthias’ employment ceases due to a termination without cause or a resignation with good reason.

The components of net periodic pension cost on a pretax basis were as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
Service cost	$129	$143	$439	$429
Interest cost	62	79	184	237
Amortization of prior service cost	41	49	139	147
Plan amendment	—	—	888	—

Total net periodic benefit cost	$232	$271	$1,650	$813

On May 20, 2008, the Company entered into (i) a Letter Agreement with the SERP Executives and the trustee (the “Trustee”) for the grantor trust, which was established for the purpose of accumulating assets in anticipation of the Company’s payment obligations under the SERP Agreements (the “Grantor Trust”), and (ii) an amendment to the Grantor Trust agreement with the Trustee (collectively the “Agreements”). The Agreements amended the SERP Agreements and the

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

(unaudited)

11. RETIREMENT PLANS (Continued)

Grantor Trust agreement to provide for the Company to deliver an irrevocable standby letter of credit to the Trustee in an amount equal to the Company’s then current funding obligation under the SERP Agreements, which was $3,885,000. The amendments affected by the Agreements also allow for, at the Company’s option, the issuance from time to time of irrevocable standby letters of credit, or the increase of size of an irrevocable standby letter of credit already held by the Trustee, in lieu of any deposit to the Grantor Trust otherwise required in the future. In addition, the Agreements permit the Company, from time to time at its sole discretion, to reduce the size of any irrevocable standby letter of credit issued to the Trustee, so long as the Company contemporaneously funds the Grantor Trust with an amount of cash equal to the amount of the reduction of the letter of credit. In October 2008, the Company increased the irrevocable standby letter of credit issued to the Trustee to a total of $6,779,000, in lieu of deposits to the Grantor Trust, in connection with the full vesting of Mr. Matthias’ benefits under his transition agreement and the annual increase in vesting of Ms. Matthias’ benefits. In fiscal 2009, the Company reduced the irrevocable standby letter of credit by $1,560,000 to a total of $5,219,000, in connection with the benefit payments made to Mr. Matthias. In November 2009, the Company increased the irrevocable standby letter of credit issued to the Trustee to a total of $5,937,000, in connection with the annual increase in vesting of Ms. Matthias’ benefits. In December 2009, in connection with the additional vesting and scheduled payment of Ms. Matthias’ benefits in 2010, the Company made a partial cash contribution to the Grantor Trust of $1,500,000 and contemporaneously reduced the irrevocable letter of credit by $1,500,000 to a total of $4,437,000. In January 2010 and April 2010, the Company reduced the irrevocable standby letter of credit by increments of $300,000 each to a total of $3,837,000 in connection with the benefit payments to Mr. Matthias. In July 2010, the Company increased the irrevocable standby letter of credit by $329,000 to a total of $4,166,000, in connection with additional vesting of the SERP Executives’ benefits, less a July 2010 SERP benefit payment.

12. NEW ACCOUNTING PRONOUNCEMENTS

In June 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. FSP EITF 03-6-1 provides guidance for the calculation of earnings per share under FASB Accounting Standards Codification (“ASC”) 260, Earnings Per Share, for share-based payment awards with rights to dividends or dividend equivalents. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. The adoption of FSP EITF 03-6-1 did not have any impact on the Company’s consolidated financial position, results of operations or reported earnings per share.

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

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 30, 2010

(unaudited)

14. SEGMENT AND ENTERPRISE WIDE DISCLOSURES (Continued)

Geographic Information. Information concerning the Company’s operations by geographic area was as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
Net Sales to Unaffiliated Customers
United States	$133,989	$136,508	$387,658	$392,029
Foreign	8,045	6,021	19,277	15,394

	June 30, 2010	September 30, 2009
Long-Lived Assets
United States	$58,466	$61,612
Foreign	2,005	2,164

Major Customers. For the periods presented, the Company did not have any one customer who represented more than 10% of its net sales.

15. INTEREST EXPENSE, NET

Interest expense, net was comprised of the following (in thousands):

	Three Months Ended, June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
Interest expense	$779	$1,116	$2,592	$3,685
Interest income	(8)	(16)	(15)	(29)

Interest expense, net	$771	$1,100	$2,577	$3,656

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

The following tables set forth certain operating data as a percentage of net sales and as a percentage change for the three and nine months ended June 30:

	% of Net Sales (1)				% Period to Period Favorable (Unfavorable)
	Three Months Ended June 30,		Nine Months Ended June 30,		Three Months Ended June 30,	Nine Months Ended June 30,
	2010	2009	2010	2009	2010 vs. 2009	2010 vs. 2009
Net sales	100.0%	100.0%	100.0%	100.0%	(0.3)%	(0.1)%
Cost of goods sold (2)	43.9	45.6	45.3	47.2	4.0	4.2

Gross profit	56.1	54.4	54.7	52.8	2.7	3.5
Selling, general and administrative expenses (3)	44.7	45.3	47.0	48.2	1.6	2.7
Store closing, asset impairment and asset disposal expenses	0.2	0.2	0.5	0.1	(44.2)	(387.2)
Restructuring and other charges	0.6	0.3	1.5	0.1	(100.8)	(962.5)
Goodwill impairment expense	—	—	—	12.4	—	100.0

Operating income (loss)	10.6	8.7	5.8	(8.0)	21.7	172.0
Interest expense, net	0.5	0.8	0.6	0.9	29.9	29.5
Loss on extinguishment of debt	0.0	0.0	0.0	0.0	27.6	46.3

Income (loss) before income taxes	10.0	7.9	5.1	(8.9)	26.8	157.3
Income tax provision	3.9	3.1	2.1	1.4	(25.8)	(48.8)

Net income (loss)	6.1%	4.8%	3.1%	(10.3)%	27.6%	129.8%

(1)	Components may not add to total due to rounding.
(2)	The “cost of goods sold” line item includes merchandise costs (including customs duty expenses), expenses related to inventory shrinkage, product related corporate expenses (including expenses related to our payroll, benefit costs and operating expenses of our buying departments), inventory reserves (including lower of cost or market reserves), inbound freight charges, purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs, and the other costs of our distribution network.
(3)	The “selling, general and administrative expenses” line item includes advertising and marketing expenses, corporate administrative expenses, store expenses (including store payroll and store occupancy expenses), and store opening expenses.

The following tables set forth certain information concerning the number of our stores and leased departments, and international franchised locations for the periods indicated:

	Three Months Ended
	June 30, 2010			June 30, 2009
Retail Locations (1)	Stores	Leased Departments	Total Retail Locations	Stores	Leased Departments	Total Retail Locations
Beginning of period	709	979	1,688	734	354	1,088
Opened	2	2	4	2	3	5
Closed	(9)	(5)	(14)	(6)	—	(6)

End of period	702	976	1,678	730	357	1,087

	Three Months Ended
	June 30, 2010			June 30, 2009
International Franchised Locations	Stores	Shop-in-Shop Locations	Total International Franchised Locations	Stores	Shop-in-Shop Locations	Total International Franchised Locations
Beginning of period	4	11	15	—	3	3
Opened	4	5	9	—	4	4

End of period	8	16	24	—	7	7

	Nine Months Ended
	June 30, 2010			June 30, 2009
Retail Locations (1)	Stores	Leased Departments	Total Retail Locations	Stores	Leased Departments	Total Retail Locations
Beginning of period	724	360	1,084	754	278	1,032
Opened	8	624	632	11	80	91
Closed	(30)	(8)	(38)	(35)	(1)	(36)

End of period	702	976	1,678	730	357	1,087

	Nine Months Ended
	June 30, 2010			June 30, 2009
International Franchised Locations	Stores	Shop-in-Shop Locations	Total International Franchised Locations	Stores	Shop-in-Shop Locations	Total International Franchised Locations
Beginning of period	1	7	8	—	—	—
Opened	7	9	16	—	7	7

End of period	8	16	24	—	7	7

(1)	Excludes international franchised locations.

Three Months Ended June 30, 2010 and 2009

Net Sales. Our net sales for the third quarter of fiscal 2010 decreased by 0.3%, or $0.5 million, to $142.0 million from $142.5 million for the third quarter of fiscal 2009. Comparable retail sales (which consists of comparable store sales and Internet sales) for the third quarter of fiscal 2010 decreased 3.3% versus a comparable retail sales decrease of 6.0% for the third quarter of fiscal 2009. During the third quarter of fiscal 2010, comparable store sales decreased 4.9%, based on 1,022 retail locations, versus a comparable store sales decrease of 5.5% for the third quarter of fiscal 2009, based on 958 locations. Internet sales increased 31.7% during the third quarter of fiscal 2010. The slight decrease in total reported sales for the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009 resulted primarily from the decrease in comparable store sales, largely offset by increased sales due to the re-launch of the exclusive Two Hearts® Maternity collection in Sears® and Kmart® stores in October 2009, and increased international and Internet sales.

As of June 30, 2010, we operated a total of 702 stores and 1,678 total retail locations, compared to 730 stores and 1,087 total retail locations as of June 30, 2009. During the third quarter of fiscal 2010, we opened two new Destination Maternity multi-brand stores and closed nine stores, with three of the store closings related to new Destination Maternity store openings. The increase in leased department locations at the end of June 2010 versus the end of June 2009 predominantly reflects the opening of 623 Sears and Kmart leased department locations in connection with the October 2009 re-launch of the Two Hearts Maternity collection. In addition, our Oh Baby by Motherhood® collection is available at Kohl’s® stores throughout the United States.

Gross Profit. Our gross profit for the third quarter of fiscal 2010 increased by 2.7%, or approximately $2.2 million, to $79.7 million from $77.5 million for the third quarter of fiscal 2009, and our gross profit as a percentage of net sales (gross margin) for the third quarter of fiscal 2010 was 56.1% compared to 54.4% for the third quarter of fiscal 2009. The increase in gross profit and gross margin for the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009 was primarily due to higher merchandise gross margin from reduced product costs and lower product overhead costs, partially offset by increased markdown levels.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses for the third quarter of fiscal 2010 decreased by 1.6%, or $1.1 million, to $63.5 million from $64.6 million for the third quarter of fiscal 2009. As a percentage of net sales, selling, general and administrative expenses decreased to 44.7% for the third quarter of fiscal 2010 compared to 45.3% in the third quarter of fiscal 2009. This decrease in expense and expense percentage for the quarter resulted primarily from lower variable incentive compensation expense, partially offset by increased marketing and advertising expense.

Store Closing, Asset Impairment and Asset Disposal Expenses. Our store closing, asset impairment and asset disposal expenses for the third quarter of fiscal 2010 increased to $0.3 million from $0.2 million for the third quarter of fiscal 2009. We incurred higher impairment charges for write-downs of long-lived assets of $0.5 million for the third quarter of fiscal 2010, as compared to $0.2 million for the third quarter of fiscal 2009. We recorded a gain of approximately $0.2 million for the third quarter of fiscal 2010 relating to store closings and other asset disposals, as compared to charges of $0.1 million for the third quarter of fiscal 2009.

Restructuring and Other Charges. In the third quarter of fiscal 2010, we incurred pretax expense of $0.8 million, as compared to $0.4 million in the third quarter of fiscal 2009, from our strategic restructuring, cost reduction and other initiatives, and our management transition. See “Restructuring and Other Charges” in this Item 2 below for a detailed description of these charges.

Operating Income. We had operating income of $15.0 million for the third quarter of fiscal 2010 compared to $12.3 million for the third quarter of fiscal 2009. Operating income as a percentage of net sales for the third quarter of fiscal 2010 increased to 10.6% from 8.7% for the third quarter of fiscal 2009. The increase in operating income and operating income percentage was primarily due to our higher gross profit and lower selling, general and administrative expenses, partially offset by higher restructuring and other charges.

Interest Expense, Net. Our net interest expense for the third quarter of fiscal 2010 decreased by 29.9%, or $0.3 million, to $0.8 million from $1.1 million for the third quarter of fiscal 2009. This decrease was primarily due to our lower debt level, reflecting the $16.0 million of Term Loan prepayments we made in the previous 12 months, and to a much lesser extent, lower interest rates.

Loss on Extinguishment of Debt. In June 2010, we prepaid $5.0 million principal amount of our outstanding Term Loan. The $5.0 million Term Loan prepayment resulted in a third quarter fiscal 2010 pretax charge of $21,000, representing the write-off of unamortized deferred financing costs. In June 2009, we prepaid $5.0 million in principal amount of our Term Loan resulting in a pretax charge of $29,000 in the third quarter of fiscal 2009.

Income Tax Provision. For the third quarter of fiscal 2010, our effective tax rate was 39.2% compared to 39.5% for the third quarter of fiscal 2009. Our effective tax rates for the fiscal 2010 and 2009 quarters reflect the effect of additional income tax expense (including interest and penalties) recognized as required by the accounting standard for uncertain income tax positions. We expect our effective tax rate for the full year fiscal 2010 to be approximately 40%.

Net Income. Net income for the third quarter of fiscal 2010 was $8.7 million, or $1.35 per share (diluted), compared to net income of $6.8 million, or $1.12 per share (diluted) for the third quarter of fiscal 2009.

Our average diluted shares outstanding of 6,417,000 for the third quarter of fiscal 2010 were 5.8% higher than the 6,066,000 average diluted shares outstanding for the third quarter of fiscal 2009. The increase in average shares outstanding reflects the higher shares outstanding in the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009, primarily as a result of the exercise of stock options and vesting of restricted stock and, to a lesser extent, increased dilutive impact of outstanding stock options and restricted stock for the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009.

Nine Months Ended June 30, 2010 and 2009

Net Sales. Our net sales for the first nine months of fiscal 2010 decreased by 0.1%, or $0.5 million, to $406.9 million from $407.4 million for the first nine months of fiscal 2009. Comparable retail sales decreased 4.1% during the first nine months of fiscal 2010 versus a comparable retail sales decrease of 3.4% during the first nine months of fiscal 2009. During the first nine months of fiscal 2010, comparable store sales decreased 5.8%, based on 927 retail locations, versus a comparable store sales decrease of 3.0% for the first nine months of fiscal 2009, based on 925 locations. Internet sales increased 34.4% during the first nine months of fiscal 2010. The slight decrease in sales versus last year resulted primarily from the decrease in comparable store sales, largely offset by increased sales from our leased department relationships, including the re-launch of our Two Hearts Maternity collection in October 2009, and increased Internet and international sales.

During the first nine months of fiscal 2010, we opened eight stores, seven of which were new Destination Maternity multi-brand stores, and closed 30 stores, with 16 of the store closings related to new Destination Maternity store openings.

Gross Profit. Our gross profit for the first nine months of fiscal 2010 increased by 3.5%, or $7.5 million, to $222.7 million from $215.2 million for the first nine months of fiscal 2009, and our gross profit as a percentage of net sales (gross margin) for the first nine months of fiscal 2010 was 54.7% compared to 52.8% for the first nine months of fiscal 2009. The increase in gross profit and gross margin for the first nine months of fiscal 2010 compared to the first nine months of fiscal 2009 was primarily due to higher merchandise gross margin from reduced product costs and lower product overhead costs, partially offset by increased markdown levels.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses for the first nine months of fiscal 2010 decreased by 2.7%, or approximately $5.4 million, to $191.2 million from $196.6 million for the first nine months of fiscal 2009. As a percentage of net sales, selling, general and administrative expenses decreased to 47.0% for the first nine months of fiscal 2010 compared to 48.2% in the first nine months of fiscal 2009. This decrease in expense and expense percentage for the nine-month period resulted primarily from a decrease in payroll and employee benefit costs, and lower variable incentive compensation expense, partially offset by increased marketing and advertising expense.

Store Closing, Asset Impairment and Asset Disposal Expenses. Our store closing, asset impairment and asset disposal expenses for the first nine months of fiscal 2010 increased to $1.9 million from $0.4 million for the first nine months of fiscal 2009. We incurred higher impairment charges for write-downs of long-lived assets of $1.7 million for the first nine months of fiscal 2010, as compared to $0.5 million for the first nine months of fiscal 2009. We incurred charges relating to store closings and other asset disposals of $0.2 for the first nine months of fiscal 2010 and 2009. The first nine months of fiscal 2009 also included a gain of $0.3 million from the sale of the remaining Costa Rica facility acquired in a fiscal 2002 business purchase.

Restructuring and Other Charges. In the first nine months of fiscal 2010, we incurred pretax expense of $6.1 million compared to $0.6 million for the first nine months of fiscal 2009, from our strategic restructuring and cost reduction initiatives, and our management transition. See “Restructuring and Other Charges” in this Item 2 below for a detailed description of these charges.

Goodwill Impairment Expense. We recorded non-cash goodwill impairment charges of $50.4 million in the first nine months of fiscal 2009 to reflect the full impairment of our goodwill based on the final results of the impairment analysis completed during the second quarter of fiscal 2009.

Operating Income (Loss). We had operating income of $23.5 million for the first nine months of fiscal 2010 compared to a loss of $(32.7) million for the first nine months of fiscal 2009, which included the goodwill impairment expense. Our operating income for the first nine months of fiscal 2010 of $23.5 million was $5.8 million higher than the operating income of $17.7 million for the first nine months of fiscal 2009, before goodwill impairment expense. Operating income, before goodwill impairment expense, as a percentage of net sales for the first nine months of fiscal 2010 increased to 5.8% from 4.3% for the first nine months of fiscal 2009. The increase in operating income and operating income percentage, before goodwill impairment expense, was primarily due to our higher gross profit and lower selling, general and administrative expenses, partially offset by higher restructuring and other charges, and higher store closing, asset impairment, and asset disposal expenses.

Interest Expense, Net. Our net interest expense for the first nine months of fiscal 2010 decreased by 29.5%, or $1.1 million, to $2.6 million from $3.7 million for the first nine months of fiscal 2009. This decrease was primarily due to our lower debt level, reflecting the $16.0 million of Term Loan prepayments we made in the previous 12 months, and to a much lesser extent, lower interest rates.

Loss on Extinguishment of Debt. In the first nine months of fiscal 2010, we prepaid $11.0 million principal amount of our outstanding Term Loan, which resulted in a pretax charge of $51,000, representing the write-off of unamortized deferred financing costs. In the first nine months of fiscal 2009, we prepaid $15.0 million in principal amount of our Term Loan resulting in a pretax charge of $95,000 of unamortized deferred financing costs.

Income Tax Provision. For the first nine months of fiscal 2010 our effective tax rate was 40.0%. For the first nine months of fiscal 2009, before goodwill impairment expense, which had no tax benefit, our income before taxes was $14.0 million and our effective tax rate was a provision of 40.2%. Our effective tax rates for the fiscal 2010 and 2009 periods reflect the effect of additional income tax expense (including interest and penalties) recognized as required by the accounting standard for uncertain income tax positions. We expect our effective tax rate for the full year fiscal 2010 to be approximately 40%.

Net Income (Loss). Net income for the first nine months of fiscal 2010 was $12.5 million, or $1.99 per share (diluted), compared to net loss for the first nine months of fiscal 2009, of $(42.0) million, or $(7.02) per share (diluted). Net loss for the first nine months of fiscal 2009 includes goodwill impairment expense of $50.4 million, or $(8.41) per diluted share. Before the goodwill impairment expense, our net income was $8.3 million, or $1.39 per share (diluted), for the first nine months of fiscal 2009.

Our average diluted shares outstanding of 6,314,000 for the first nine months of fiscal 2010 were 5.5% higher than the 5,987,000 average shares outstanding (basic and diluted) for the first nine months of fiscal 2009. The increase in average shares outstanding reflects the dilutive impact of outstanding stock options and restricted stock for the first nine months of fiscal 2010 and, to a lesser extent, the higher shares outstanding in the first nine months of fiscal 2010 compared to the first nine months of fiscal 2009, primarily as a result of the exercise of stock options and vesting of restricted stock. There is no dilutive impact of outstanding stock options and restricted stock in the first nine months of fiscal 2009 due to the reported net loss. Had we reported a profit for the first nine months of fiscal 2009, the weighted average number of dilutive shares outstanding for computation of Diluted EPS would have been approximately 6,015,000.

Following is a reconciliation of net income (loss) and net income (loss) per share (basic) to net income and net income per share (diluted) before goodwill impairment expense for the nine months ended June 30, 2010 and 2009 (in thousands, except per share amounts):

	Nine Months Ended June 30, 2010			Nine Months Ended June 30, 2009
	Net Income	Shares	EPS	Net Income (Loss)	Shares	EPS
As reported	$12,541	6,124	$2.05	$(42,047)	5,987	$(7.02)
Goodwill impairment expense, net of tax	—	—		50,389	—
Incremental shares from the assumed lapse of restrictions on restricted stock awards	—	34		—	11
Incremental shares from the assumed exercise of outstanding stock options	—	156		—	17

As adjusted before goodwill impairment expense	$12,541	6,314	$1.99	$8,342	6,015	$1.39

Restructuring and Other Charges

On July 1, 2008, we announced that we were streamlining our merchandise brands and store nameplates and implementing cost reductions in order to simplify our business model, reduce overhead costs and improve and tighten our merchandise assortments. Pursuant to the strategic restructuring, we rebranded our Mimi Maternity® merchandise brand under our A Pea in the Pod® brand beginning with the Spring 2009 collection, which initially debuted in November 2008. We also streamlined our store nameplates beginning in November 2008, by renaming our single-brand Mimi Maternity stores as A Pea in the Pod, and by renaming our multi-brand Mimi Maternity stores as Destination Maternity®. In connection with the strategic restructuring we also reduced our corporate and field management headcount, and during fiscal 2009 we began to implement actions to achieve further cost reductions. The objectives of our restructuring and cost reduction program are to improve and simplify critical processes, consolidate activities and infrastructure, and reduce our expense structure. We have substantially completed the planned activities of the initiatives and incurred $3.9 million of pretax expense substantially related to these initiatives in the first nine months of fiscal 2010, primarily for consulting services, of which $0.3 million was incurred in the third quarter. We incurred pretax expense of approximately $0.6 million in the first nine months of fiscal 2009, consisting of approximately $0.3 million for cash severance expense, $0.2 million for cost reduction initiatives and $0.1 million of non-cash expense for accelerated depreciation. These initiatives resulted in approximate pretax savings of $12 million in fiscal 2009, with incremental pretax savings of approximately $9 million to $11 million projected for fiscal 2010. As a result of our cost reduction initiatives, we project total annualized pretax savings of approximately $25 to $29 million in fiscal 2011, which includes the savings realized in fiscal 2009 plus the incremental projected savings for fiscal 2010.

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

In connection with the announced retirement of our President and Chief Creative Officer, at the end of fiscal 2010, we incurred pretax charges of $0.9 million in the first nine months of fiscal 2010. The charges reflect benefit costs related to an amendment to the executive’s supplemental retirement agreement.

In May 2010, we announced the hiring of Emilia Fabricant as our new President effective May 24, 2010. In connection with the hiring, we incurred pretax charges of $0.7 million in the first nine months of fiscal 2010, primarily related to relocation and executive recruiting costs, of which $0.5 million was incurred in the third quarter. On August 2, 2010, Ms. Fabricant resigned her employment with us, effective at the close of business on August 3, 2010. In accordance with Ms. Fabricant’s employment agreement, a portion of the relocation charges incurred by us are recoverable by us and will be reflected in the fourth quarter of fiscal 2010 when such amounts are determined.

Seasonality

Our business, like that of many other retailers, is seasonal. Our quarterly net sales have historically been highest in our third fiscal quarter, corresponding to the Spring selling season, followed by our first fiscal quarter, corresponding to the Fall/holiday selling season. Given the historically higher sales level in our third fiscal quarter and the relatively fixed nature of most of our operating expenses and interest expense, we have typically generated a very significant percentage of our full year operating income and net income during our third fiscal quarter. Results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. Quarterly results may fluctuate materially depending upon, among other things, increases or decreases in comparable retail sales, comparable store sales, the timing of new store openings and new leased department openings, net sales and profitability contributed by new stores and leased departments, the timing of the fulfillment of purchase orders under our product and license arrangements, adverse weather conditions, shifts in the timing of certain holidays and promotions, changes in inventory and production levels and the timing of deliveries of inventory, and changes in our merchandise mix.

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

Cash and cash equivalents increased by $8.5 million during the first nine months of fiscal 2010 compared to an increase of $15.8 million for the first nine months of fiscal 2009. Cash provided by operations of $29.9 million for the first nine months of fiscal 2010 decreased by $13.5 million from the approximately $43.4 million in cash provided by operations for the first nine months of fiscal 2009. This decrease in cash provided by operations versus the prior year was primarily the result of working capital changes that provided a small amount of cash in the first nine months of fiscal 2010 compared to providing a significant amount of cash in the first nine months of fiscal 2009, partially offset by higher net income in fiscal 2010 compared to net income before non-cash goodwill impairment expense in fiscal 2009. The working capital changes were primarily (i) a smaller decrease in inventories in fiscal 2010 compared to the fiscal 2009 decrease, (ii) an increase in prepaid expenses and other current assets in fiscal 2010, compared to a decrease in fiscal 2009, which primarily reflects the receipt in fiscal 2009 of a $1.5 million federal income tax refund, and (iii) a greater increase in trade receivables in fiscal 2010 compared to the fiscal 2009 increase, which reflects timing of collections and increased licensed relationship sales. Our quarterly net income or loss, cash flow adjustments and working capital changes may fluctuate significantly and net cash provided by operating activities for any quarter is not necessarily indicative of the results that may be achieved for a full fiscal year.

During the first nine months of fiscal 2010 we used cash provided by operations primarily to fund repayments of long-term debt and to pay for capital expenditures.

Our repayments of long-term debt in fiscal 2010 consisted predominately of $11.0 million of prepayments of our Term Loan, including a $5.8 million prepayment required under the annual Excess Cash Flow provision of the Term Loan. For the first nine months of fiscal 2010, we spent $8.4 million on capital expenditures, including $5.0 million for leasehold improvements, fixtures and equipment for new store facilities, as well as improvements to existing stores, and $3.4 million for our information systems and distribution and corporate facilities. The remaining cash provided by operations during the first nine months of fiscal 2010 was used primarily to increase our available cash. During the first nine months of fiscal 2009, we used cash provided by operations primarily to fund repayments of long-term debt and to pay for capital expenditures. Our repayments of long-term debt in the first nine months of fiscal 2009 consisted predominately of $15.0 million of prepayments of our Term Loan, including a $0.6 million prepayment required under the annual Excess Cash Flow provision of the Term Loan. For the first nine months of fiscal 2009, we spent $10.9 million on capital expenditures, including $8.2 million for leasehold improvements, fixtures and equipment for new store facilities, as well as improvements to existing stores, and $2.7 million for our information systems and distribution and corporate facilities. The remaining cash provided by operations during the first nine months of fiscal 2009 was used to increase available cash.

We have in place a Term Loan Agreement for a senior secured Term Loan B, which matures on March 13, 2013, the proceeds of which were used to redeem the Senior Notes. The interest rate on the Term Loan is equal to, at our election, either (i) the prime rate plus 1.00%, or (ii) the LIBOR rate plus the applicable margin. The applicable margin was initially fixed at 2.50% through and including the fiscal quarter ended September 30, 2007. Thereafter, the applicable margin for LIBOR rate borrowings is either 2.25% or 2.50%, depending on our Consolidated Leverage Ratio. Based upon our applicable quarterly Consolidated Leverage Ratios, the applicable margin for LIBOR rate borrowings was 2.50% prior to December 30, 2009 and has been reduced to 2.25% effective from December 30, 2009. We are required to make minimum repayments of the principal amount of the Term Loan in quarterly installments of $225,000 each. We are also required to make an annual principal repayment equal to 25% or 50% of Excess Cash Flow in excess of $5.0 million for each fiscal year, with the 25% or 50% factor depending on our Consolidated Leverage Ratio. The required principal repayment for fiscal 2009, which was calculated based on the 25% factor, was $5.8 million and was paid in December 2009. The required principal repayment for fiscal 2008, which was calculated based on the 50% factor, was $0.6 million and was paid in December 2008. Additionally, the Term Loan can be prepaid at our option, in part or in whole, at any time without any prepayment premium or penalty. During the first nine months of fiscal 2010, we prepaid $11.0 million of the outstanding Term Loan, including the $5.8 million prepayment required under the annual Excess Cash Flow provision. During the first nine months of fiscal 2009, we prepaid $15.0 million of the outstanding Term Loan, including the $0.6 million prepayment required under the annual Excess Cash Flow provision. At June 30, 2010, our indebtedness under the Term Loan Agreement was $43.1 million.

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

In order to mitigate our floating rate interest risk on the variable rate Term Loan, we entered into an interest rate swap agreement with the Agent bank for the Term Loan that commenced on April 18, 2007, the date the $90.0 million Term Loan proceeds were received, and expires on April 18, 2012. The interest rate swap agreement effectively converts a specified amount of the Term Loan (equal to the notional amount of the interest rate swap) from a floating interest rate (LIBOR plus 2.50% prior to December 30, 2009, reduced to LIBOR plus 2.25% effective from December 30, 2009, based on our specified leverage ratios), to a fixed interest rate (7.50% prior to December 30, 2009, reduced to 7.25% effective from December 30, 2009, based on our specified leverage ratios). The notional amount of the interest rate swap was $75.0 million at the inception of the swap agreement and decreases over time to a notional amount of $5.0 million at the expiration date. The notional amount of the swap was $27.5 million as of June 30, 2010 and over the next eighteen months decreases as follows: to $20.0 million starting October 18, 2010; to $12.5 million starting April 18, 2011; and to $5.0 million starting October 18, 2011.

We also have in place a $65.0 million revolving Credit Facility, which matures on March 13, 2012. There are no financial covenant requirements under the Credit Facility provided that Excess Availability does not fall below 10% of the Borrowing Base. If Excess Availability were to fall below 10% of the Borrowing Base, we would be required to meet a specified minimum Fixed Charge Coverage Ratio. During the first nine months of fiscal 2010 and fiscal 2009, we exceeded the minimum requirements for Excess Availability.

As of June 30, 2010, we had no outstanding borrowings under the Credit Facility and $11.1 million in letters of credit, with $37.0 million of availability under our credit line based on our Borrowing Base limitations. We had average daily direct borrowings of $0.5 million under our Credit Facility for the first nine months of fiscal 2010, compared to average daily direct borrowings of $0.3 million during the first nine months of fiscal 2009.

We have $2.4 million outstanding under an IRB at June 30, 2010. The IRB has a variable interest rate that may be converted to a fixed interest rate at our option. At any time prior to conversion to a fixed interest rate structure, bondholders may put all or part of the IRB back to us upon notice to the bond trustee, after which the remarketing agent would attempt to resell the put portion of the IRB. If the remarketing agent is unsuccessful in reselling the put portion of the IRB, the bond trustee may then draw on a letter of credit issued under the Credit Facility to repay the bondholders. We are unaware of any intention on the part of any bondholder to put all or any part of the IRB and the letter of credit issued to secure the bonds has never been drawn upon. In the event that the bondholders put the bonds back to us and the remarketing agent fails to resell the bonds, which we believe is unlikely, we expect the acceleration of the payment of the bonds would not have a material adverse effect on our financial position or liquidity.

In March 2007, we entered into the SERP Agreements with the SERP Executives. In May 2008, we entered into (i) a Letter Agreement with the SERP Executives and the Trustee, and (ii) an amendment to the Grantor Trust agreement with the Trustee. The Agreements amended the SERP Agreements and the Grantor Trust agreement to provide for us to deliver an irrevocable standby letter of credit to the Trustee in an amount equal to our then current funding obligation under the SERP Agreements, which was $3.9 million. The amendments affected by the Agreements also allow for the issuance, from time to time, of irrevocable standby letters of credit, or the increase of size of an irrevocable standby letter of credit already held by the Trustee, in lieu of any deposit to the Grantor Trust otherwise required in the future. In addition, the Agreements permit us, from time to time at our sole discretion, to reduce the size of any irrevocable standby letter of credit issued to the Trustee, so long as we contemporaneously fund the Grantor Trust with an amount of cash equal to the amount of the reduction of the letter of credit. In October 2008, we increased the irrevocable standby letter of credit issued to the Trustee to a total of $6.8 million, in lieu of deposits to the Grantor Trust, in connection with additional vesting of the SERP Executives’ benefits. In fiscal 2009, we reduced the irrevocable standby letter of credit by $1.6 million to a total of $5.2 million, in connection with SERP benefit payments. In November 2009, we increased the irrevocable standby letter of credit by $0.7 million to a total of $5.9 million, in connection with additional vesting of the SERP Executives’ benefits. In December 2009, in connection with the additional vesting and scheduled payment of SERP Executives’ benefits in 2010, we made a partial cash contribution to the Grantor Trust of $1.5 million, and contemporaneously reduced the irrevocable letter of credit by $1.5 million to a total of $4.4 million. In January 2010 and April 2010, we reduced the irrevocable standby letter of credit by increments of $0.3 million each to a total of $3.8 million, in connection with SERP benefit payments. In July 2010, we increased the irrevocable standby letter of credit by approximately $0.4 million to a total of $4.2 million, in connection with additional vesting of the SERP Executives’ benefits, less a July 2010 SERP benefit payment.

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

Inventories. We value our inventories, which consist primarily of maternity apparel, at the lower of cost or market. Cost is determined on the first-in, first-out method (FIFO) and includes the cost of merchandise, freight, duty and broker fees, as well as applied product related overhead. A periodic review of inventory quantities on hand is performed in order to determine if inventory is properly valued at the lower of cost or market. Factors related to current inventories such as future consumer demand and fashion trends, current aging, current analysis of merchandise based on receipt date, current and anticipated retail markdowns or wholesale discounts, and class or type of inventory are analyzed to determine estimated net realizable values. Criteria utilized by us to quantify aging trends include factors such as the amount of merchandise received within the past 12 months, merchandise received more than one year before with quantities on-hand in excess of 12 months of sales, and merchandise currently selling below cost. A provision is recorded to reduce the cost of inventories to its estimated net realizable value, if required. Inventories as of June 30, 2010 and September 30, 2009 totaled $71.9 million and $78.9 million, respectively, representing 35.8% and 40.2% of total assets, respectively. Given the significance of inventories to our consolidated financial statements, the determination of net realizable values is considered to be a critical accounting estimate. Any significant unanticipated changes in the factors noted above could have a significant impact on the value of our inventories and our reported operating results.

Long-Lived Assets. Our long-lived assets consist principally of store leasehold improvements and furniture and equipment (included in the “property, plant and equipment, net” line item in our Consolidated Balance Sheets) and, to a much lesser extent, lease acquisition costs (included in the “other intangible assets, net” line item in our Consolidated Balance Sheets). These long-lived assets are recorded at cost and are amortized using the straight-line method over the shorter of the lease term or their useful life. Net long-lived assets as of June 30, 2010 and September 30, 2009 totaled $60.5 million and $63.8 million, respectively, representing 30.1% and 32.5% of total assets, respectively.

In assessing potential impairment of these assets, we periodically evaluate the historical and forecasted operating results and cash flows on a store-by-store basis. Newly opened stores may take time to generate positive operating and cash flow results. Factors such as: (i) store type, that is, Company store or leased department, (ii) store concept, that is, Motherhood Maternity®, A Pea in the Pod® or Destination Maternity®, (iii) store location, for example, urban area versus suburb, (iv) current marketplace awareness of our brands, (v) local customer demographic data, (vi) anchor stores within the mall in which our store is located and (vii) current fashion trends are all considered in determining the time frame required for a store to achieve positive financial results, which is assumed to be within two years from the date a store location is opened. If economic conditions are substantially different from our expectations, the carrying value of certain of our long-lived assets may become impaired. As a result of our impairment assessment, we recorded write-downs of long-lived assets of $1.7 million for the first nine months of fiscal 2010 and $0.5 million for the first nine months of fiscal 2009.

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

The temporary differences between the book and tax treatment of income and expenses result in deferred tax assets and liabilities, which are included within our Consolidated Balance Sheets. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income. Actual results could differ from our assessments if adequate taxable income is not generated in future periods. Net deferred tax assets as of June 30, 2010 and September 30, 2009 totaled $22.6 million and $21.4 million, respectively, representing 11.3% and 10.9% of total assets, respectively. To the extent we believe that recovery is not more likely than not, we must establish a valuation allowance. To the extent we establish a valuation allowance or change the allowance in a future period, income tax expense will be impacted.

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

Forward-Looking Statements

Some of the information in this report, including the information incorporated by reference (as well as information included in oral statements or other written statements made or to be made by us), contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements involve a number of risks and uncertainties. A number of factors could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, but are not limited to the following: the continuation of the economic recovery of the retail industry in general and of apparel purchases in particular, our ability to successfully manage our various business initiatives, our ability to successfully implement our merchandise brand and retail nameplate restructuring, the success of our international expansion, our ability to successfully manage and retain our leased department and licensed relationships and marketing partnerships, future sales trends in our existing store base, unusual weather patterns, changes in consumer preferences, raw material price increases, overall economic conditions and other factors affecting consumer confidence, demographics and other macroeconomic factors that may impact the level of spending for maternity apparel, expense savings initiatives, our ability to anticipate and respond to fashion trends and consumer preferences, unanticipated fluctuations in our operating results, the impact of competition and fluctuations in the price, availability and quality of raw materials and contracted products, availability of suitable store locations, continued availability of capital and financing, our ability to hire and develop senior management and sales associates, our ability to develop and source merchandise, our ability to receive production from foreign sources on a timely basis, potential stock repurchases, potential debt prepayments, changes in market interest rates, war or acts of terrorism and other factors referenced in our Annual Report on Form 10-K, including those set forth under the caption “Risk Factors.”

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

As of June 30, 2010, we had cash and cash equivalents of $29.1 million and $1.5 million of investments in a grantor trust. Our cash equivalents and investments in the grantor trust consist of money market accounts that bear interest at variable rates. A change in market interest rates earned on our investments would impact the interest income and cash flows, but would not materially impact the fair market value of the financial instruments. Due to the average maturity and conservative nature of our investment portfolio, we believe a sudden change in interest rates would not have a material effect on the value of our investment portfolio. The impact on our future interest income resulting from changes in investment yields will depend largely on the gross amount of our investment portfolio at that time. However, based upon the conservative nature of our investment portfolio and current experience, we do not believe a decrease in investment yields would have a material negative effect on our interest income.

As of June 30, 2010, the principal components of our debt portfolio were the $43.1 million Term Loan and the $65.0 million Credit Facility, both of which are denominated in U.S. dollars.

Our Credit Facility carries a variable interest rate that is tied to market indices. As of June 30, 2010, we had no direct borrowings and $11.1 million of letters of credit outstanding under our Credit Facility. Borrowings under the Credit Facility would have resulted in interest at a rate between approximately 1.35% and 3.25% per annum as of June 30, 2010. Interest on any future borrowings under the Credit Facility would, to the extent of outstanding borrowings, be affected by changes in market interest rates. A change in market interest rates on the variable rate portion of our debt portfolio would impact the interest expense incurred and cash flows.

The Term Loan carries a variable interest rate that is tied to market indices. The sensitivity analysis as it relates to this portion of our debt portfolio assumes an instantaneous 100 basis point move in interest rates from their levels as of June 30, 2010, with all other variables held constant. The principal amount of the Term Loan was $43.1 million as of June 30, 2010. A 100 basis point increase in market interest rates would result in additional annual interest expense on the Term Loan of approximately $0.4 million. A 100 basis point decline in market interest rates would correspondingly lower our annual interest expense on the Term Loan by approximately $0.4 million.

In order to mitigate our floating rate interest risk on the variable rate Term Loan, we entered into an interest rate swap agreement with the Agent bank for the Term Loan that commenced on April 18, 2007. The interest rate swap agreement effectively converts a specified amount of the Term Loan (equal to the notional amount of the interest rate swap) from a floating interest rate (LIBOR plus 2.50% prior to December 30, 2009, reduced to LIBOR plus 2.25% effective from December 30, 2009, based on our specified leverage ratios), to a fixed interest rate (7.50% prior to December 30, 2009, reduced to 7.25% effective from December 30, 2009, based on our specified leverage ratios). The notional amount of the interest rate swap was $75.0 million at inception of the swap agreement and decreases over time to a notional amount of $5.0 million at the expiration date. The notional amount of the swap was $27.5 million as of June 30, 2010 and over the next 12 months decreases as follows: to $20.0 million starting October 18, 2010; and to $12.5 million starting April 18, 2011. Based on the scheduled swap notional amount during the next 12 months of the swap agreement, a 100 basis point increase in market interest rates would result in interest expense savings for the year of approximately $0.2 million. A 100 basis point decline in market interest rates would correspondingly increase our interest expense for the year by approximately $0.2 million. Thus, a 100 basis point increase in market interest rates during the next 12 months of the swap agreement would result in additional interest expense for the year of approximately $0.2 million on the Term Loan and swap agreement combined. A 100 basis point decline in market interest rates during the next 12 months of the swap agreement would correspondingly lower our interest expense for the year by approximately $0.2 million on the Term Loan and swap agreement combined.

Based on the limited other variable rate debt included in our debt portfolio as of June 30, 2010, a 100 basis point increase in interest rates would result in additional interest expense incurred for the year of less than $0.1 million. A 100 basis point decrease in interest rates would correspondingly lower our interest expense for the year by less than $0.1 million.

Other than as described above, we do not believe that the market risk exposure on other financial instruments is material.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to our management on a timely basis to allow decisions regarding required disclosure. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2010, these controls and procedures were effective.

Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the fiscal quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table provides information about purchases by us during the quarter ended June 30, 2010 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
April 1 to April 30, 2010	1,990	$31.50	—	$7,000,000
May 1 to May 31, 2010	72	$29.59	—	$7,000,000
June 1 to June 30, 2010	—	—	—	$7,000,000

Total	2,062	$31.43	—	$7,000,000

(1)	Represents shares repurchased directly from certain employees to satisfy income tax withholding obligations for such employees in connection with stock options that were exercised and restricted stock awards that vested during the period.
(2)	In July 2008, our Board of Directors approved a program to repurchase up to $7.0 million of our outstanding common stock. Under the program, we may repurchase shares from time to time through solicited or unsolicited transactions in the open market or in negotiated or other transactions. In July 2010, our Board of Directors extended its authorization of the program. The program, which would have expired on July 31, 2010, will now be in effect until July 31, 2012. There have been no repurchases of common stock under the program to date.

Item 6.	Exhibits

Exhibit No.	Description

†*10.1	Employment Agreement dated May 10, 2010 between Emilia Fabricant and the Company (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 24, 2010 (the “May 24, 2010 Form 8-K”)).

†*10.2	Non-Qualified Stock Option Award Agreement dated May 24, 2010 between Emilia Fabricant and the Company (Exhibit 10.2 to the May 24, 2010 Form 8-K).

†*10.3	Restricted Stock Award Agreement dated May 24, 2010 between Emilia Fabricant and the Company (Exhibit 10.3 to the May 24, 2010 Form 8-K).

31.1	Certification of the Chief Executive Officer & President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Senior Vice President & Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer & President Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Senior Vice President & Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference.
†	Management contract or compensatory plan or arrangement.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DESTINATION MATERNITY CORPORATION

Date: August 9, 2010	By:	/S/ EDWARD M. KRELL
Edward M. Krell
Chief Executive Officer & President

Date: August 9, 2010	By:	/S/ JUDD P. TIRNAUER
Judd P. Tirnauer
Senior Vice President & Chief Financial Officer

INDEX OF EXHIBITS FILED WITH

FORM 10-Q OF DESTINATION MATERNITY CORPORATION

FOR THE QUARTER ENDED JUNE 30, 2010

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer & President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Senior Vice President & Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer & President Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Senior Vice President & Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.