Form 10-K
period 2010-09-30
Destination Maternity Corp
filed 2010-12-14
CIK 896985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2010

or

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed using $25.66, the price at which the common equity was last sold as of March 31, 2010 (the last business day of the Registrant’s most recently completed second fiscal quarter), was approximately $153,000,000.

On December 6, 2010, there were 6,346,264 shares of the Registrant’s common stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement to be filed with the Commission in connection with the Annual Meeting of Stockholders, expected to be held in the second quarter of fiscal 2011, are incorporated by reference into Part III of this Form 10-K.

PART I.

Our fiscal year ends on September 30. All references in this report to our fiscal years refer to the fiscal year ended on September 30 in the year mentioned. For example, our “fiscal 2010” ended on September 30, 2010. Unless otherwise indicated, operating data referred to in this report is as of September 30, 2010. As used in this report, “retail locations” include our stores and leased departments and exclude locations where Kohl’s® sells our products under an exclusive product and license agreement, and international franchise locations. As used in this report, “stores” means our stand-alone stores in the United States, Puerto Rico, Guam and Canada which we operate.

Item 1.	Business

Overview

Destination Maternity Corporation (the “Company”) is the leading designer and retailer of maternity apparel in the United States and is the only nationwide chain of maternity specialty stores. As of September 30, 2010, we operate 1,725 retail locations, including 698 stores in all 50 states, Puerto Rico, Guam and Canada, and 1,027 leased departments located within department stores and baby specialty stores throughout the United States. We are also the exclusive provider of maternity apparel to Kohl’s, which operates approximately 1,089 stores throughout the United States. We operate our 698 stores under three retail nameplates: Motherhood Maternity®, A Pea in the Pod® and Destination Maternity®. In addition to our 698 stores, we operate 1,027 maternity apparel departments, which we refer to as leased departments, within leading retailers such as Sears®, Kmart®, Macy’s®, Bloomingdale’s®, Babies“R”Us®, Boscov’s® and Gordmans®. We are the exclusive maternity apparel provider in each of our leased department relationships. As previously announced, in February 2011 we will significantly expand our leased department relationship with Macy’s from our current 115 Macy’s locations to over 615 Macy’s locations throughout the United States, offering a mix of Motherhood Maternity and A Pea in the Pod branded merchandise. We also are expanding internationally and have entered into exclusive store franchise and product supply relationships in the Middle East and India. As of September 30, 2010, we have 31 international franchised locations, comprised of eight stand-alone stores in the Middle East operated under one of our retail nameplates, and 23 shop-in-shop locations in India, in which we have a Company branded department operated under the Mom & Me™ retail nameplate owned by our India franchise partner. Finally, we also sell merchandise on the Internet, primarily through DestinationMaternity.com and our various brand-specific websites.

We believe we have maintained our leading position across all major price points of maternity apparel through our four distinct merchandise brands, which enable us to reach a broad range of maternity customers. Through our 698 stores and certain of our leased departments, we offer maternity apparel under our two primary merchandise brands, Motherhood Maternity (“Motherhood”) at value prices and A Pea in the Pod (“Pea”) at both contemporary and luxury prices. Our A Pea in the Pod Collection® (“Pea Collection”) is the distinctive premier maternity line within the A Pea in the Pod brand, featuring exclusive designer label product at luxury prices. We also have two additional value-priced maternity apparel brands: our Oh Baby by Motherhood® collection, which we sell exclusively through Kohl’s, and our Two Hearts® Maternity by Destination Maternity® collection, available exclusively at Sears and Kmart stores. Our brands are the exclusive maternity apparel offering in each of these chains.

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

In recent years, we have developed and introduced new multi-brand store concepts to offer merchandise from our various brands in a single location, in order to provide a broader product assortment at multiple price ranges to our customers and to increase average store sales and profitability. We believe the continued rollout of our multi-brand store initiative provides the opportunity for us to improve store operating profit margins over time by reducing store operating expense percentages through economies of scale, and may increase overall sales in the geographical markets they serve. Our multi-brand stores are operated under our Destination Maternity nameplate, which includes Destination Maternity combo stores (carrying Motherhood Maternity and A Pea in the Pod merchandise) and Destination Maternity superstores, which also carry both our Motherhood and Pea merchandise brands, as well as a significant array of maternity-related products and customer service features. These Destination Maternity stores are larger and have historically had higher average sales than our average store. Opening these Destination Maternity stores will typically involve closing two or more smaller stores and may frequently result in one-time store closing costs resulting primarily from early lease terminations.

We plan to open approximately 10 – 18 new retail stores during fiscal 2011, of which we expect approximately 9 – 14 will be new Destination Maternity combo or superstores, with the balance primarily under the Motherhood brand. We estimate that we will close approximately 33 – 55 stores in fiscal 2011, with approximately 19 – 27 of these store closings related to the opening of new Destination Maternity stores.

Currently, we operate 36 Motherhood stores in Canada and a Motherhood website under a Canadian URL (MotherhoodCanada.ca). In addition, we believe there is a significant opportunity to develop international sales beyond Canada. We currently have franchise agreements in place in the Middle East and India to expand our business internationally. The initial franchise stores through our arrangement in the Middle East opened during 2009 and, as of September 30, 2010, there are eight of our franchise stores operating in the Middle East. Additionally, beginning during fiscal 2009, we began offering our Motherhood Maternity branded merchandise in maternity shop-in-shops located in our India franchisee’s Mom & Me stores. As of September 30, 2010, our merchandise is offered in 23 Mom & Me stores in India.

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

Destination Maternity Corporation was founded in 1982 as a mail-order maternity apparel catalog. We began operating retail stores in 1985 and completed our initial public offering in 1993. To address multiple price points in maternity apparel and improve operating productivity, we acquired Motherhood and A Pea in the Pod in 1995 and eSpecialty Brands, LLC, or iMaternity™, in October 2001. Since the acquisitions of Motherhood and A Pea in the Pod, we have developed and grown these brands along with growing our Destination Maternity brand. Also, since the 1990s we have partnered with other retailers to sell our products through maternity apparel departments within their stores. On December 8, 2008, we changed our corporate name from “Mothers Work, Inc.” to “Destination Maternity Corporation” and our Nasdaq® symbol from “MWRK” to “DEST” coincident with the name change.

Industry Overview

We are unaware of any reliable external data on the size of the maternity apparel business. We believe that there is an opportunity to grow the industry, and our business, by selling maternity clothes to those pregnant women who currently purchase loose-fitting or larger-sized non-maternity clothing as a substitute for maternity wear. We also believe that our business can grow by reducing the amount of “hand-me-down” and “borrowing” associated with maternity apparel, particularly in the value-priced segment. Additionally, although we are not wholly unaffected by external factors (such as fluctuations in the birth rate), we believe that the demand for maternity apparel is relatively stable when compared to non-maternity apparel. Expectant mothers continue to need to replace most of their wardrobe and the current rate of approximately four million United States births per year has remained relatively stable over the last decade. Also, although we are affected by fashion trends, we believe that maternity apparel is less fashion sensitive than women’s specialty apparel in general, as demand is driven primarily by the need to replace wardrobe basics as opposed to a desire to add to one’s wardrobe in order to meet current fashion trends.

Our Competitive Strengths

We are the leader in maternity apparel.     We are the leading designer and retailer of maternity apparel in the United States and are the only nationwide chain of maternity specialty stores. We believe that our brands are the most recognized in maternity apparel. We have established a broad distribution network, with stores in a wide range of geographic areas and retailing venues. In addition, we have a leading position across all major price points of maternity apparel through our retail store nameplates and our merchandise brands. Our exclusive focus on maternity apparel and our leadership position enable us to gain a comprehensive understanding of the needs of our maternity customers and keep abreast of fashion and product developments. We further enhance our leadership position, increase market penetration and build our brands by distributing our products under exclusive leased department and licensed relationships. We are also using the strength of our products, brands and store nameplates in the United States to expand internationally. As of September 30, 2010, we operate 36 stores in Canada and we have 31 international franchised locations, comprised of eight stand-alone stores in the Middle East operated under one of our retail nameplates, and 23 shop-in-shop locations in India, in which we have a Company branded department operated under the Mom & Me retail nameplate owned by our India franchise partner.

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

We utilize a rapid inventory replenishment system.     We are able to offer a wide selection of merchandise in our retail locations due, in large part, to our rapid inventory replenishment system. Our proprietary inventory replenishment system enables us to offer our customers a much broader selection than any of our competitors, without dedicating retail space to “back-stock” storage. We coordinate the rapid replenishment of inventory for all of our retail locations through our Philadelphia, Pennsylvania distribution centers to meet the individualized needs of our retail locations. Our stores receive shipments from our distribution centers between two and seven times per week. This enables us to maintain a high percentage in-stock merchandise position in each of our stores.

We have proprietary systems that support our business.     In order to support our vertically-integrated business model and inventory replenishment system, we have developed a fully integrated, proprietary enterprise resource planning (ERP) system. This system includes our point-of-sale systems, our proprietary merchandise analysis and planning system, our materials requirement planning system, and our web-based, global sourcing and logistics systems. These systems also support our automated picking and sorting systems and other aspects of our logistics infrastructure. We believe that our proprietary systems enable us to offer a broad product assortment, rapidly replenish inventory in our retail locations, and respond quickly to fashion trends.

We are able to obtain prime real estate locations.     We believe our ability to lease attractive real estate locations is enhanced due to the brand awareness of our concepts, our multiple price point approach, our highly sought after maternity customer and our real estate management and procurement capabilities. We are the only maternity apparel retailer to provide mall operators with differently priced retail concepts, depending on the mall’s target demographics. We are also able to provide a Destination Maternity multi-brand store for malls whose maternity customers seek a wide range of price alternatives. In addition, in the case of multi-mall operators, we have the flexibility to provide several stores across multiple malls. As a result, we have been able to locate stores in many of what we believe are the most desirable shopping malls in the country and are able to obtain attractive locations within these malls.

We are able to enhance our leadership position by distributing our products under exclusive leased department and licensed relationships.     As of September 30, 2010, we operate 1,027 leased departments within leading retailers such as Sears, Kmart, Macy’s, Bloomingdale’s, Babies“R”Us, Boscov’s and Gordmans. We are also the exclusive provider of maternity apparel to Kohl’s pursuant to an exclusive licensed relationship. We believe that we have an opportunity to continue to increase the sales we generate from these ongoing relationships through expanding our relationships with our current partners as well as developing relationships with new partners. Our February 2011 expansion of our leased department relationship with Macy’s (through which we will expand from our current 115 Macy’s locations to over 615 Macy’s locations throughout the United States), and the October 2009 re-launch of our Two Hearts Maternity by Destination Maternity collection in Sears and Kmart are recent examples of how we are continuing to enhance our leadership position through our leased and licensed relationships.

We have a highly experienced management team.     We have a management team with significant experience in all aspects of the retail and apparel business, including our Chief Executive Officer & President (“CEO”), Ed Krell, who has served as a senior executive of the Company for nearly nine years and has nearly 25 years of business experience encompassing apparel, retail, finance and overall management.

Merchandise Brands

We believe that our brands are the most recognized brands in the maternity apparel business. We sell our merchandise under the following four distinct brands:

Brand	Brand Positioning	Typical Apparel Price Range
Motherhood Maternity	Broad assortment of the latest fashions, offering great quality merchandise at everyday low prices	$ 9 – $45

A Pea in the Pod	Contemporary, fashion-forward and luxury, offering sophisticated career, as well as fun casual merchandise, including exclusive designer labels	$16 – $400

Two Hearts Maternity by Destination Maternity	Select assortment of the latest fashions, offering great quality merchandise at value price points	$ 8 – $40

Oh Baby by Motherhood	Select assortment of the latest fashions, offering great quality merchandise at value price points	$ 8 – $42 (1)

(1)	Kohl’s, which sells our Oh Baby by Motherhood brand under an exclusive product and license agreement, sets the prices for this merchandise.

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

A Pea in the Pod.     Our A Pea in the Pod brand serves both the medium-priced portion and, through our A Pea in the Pod Collection line, the luxury portion of the maternity apparel business. The Pea brand is generally positioned as contemporary, fashion-forward and luxury, with prices ranging from affordable mid-priced to true luxury prices, offering the mom-to-be exceptional contemporary maternity pieces that reflect her uncompromising sense of style in both casual and career apparel. The Pea Collection is the distinctive premier maternity luxury line within the Pea brand, featuring a selection of extraordinary styles along with exclusive designer labels. In our stores which carry A Pea in the Pod brand merchandise, we also offer exclusive maternity versions of select styles from well-known designer and contemporary brands, where we have assisted in developing these maternity versions. We believe that the typical Pea customer shops at department stores and specialty apparel chains when she is not expecting, with the Pea Collection customer typically shopping at higher-end department stores and luxury designer boutiques when she is not expecting. We believe the Pea brand is the leading luxury maternity brand in the United States. Publicity, including celebrities wearing our clothes, is an important part of the marketing and positioning of the Pea brand.

Two Hearts Maternity by Destination Maternity.     Our Two Hearts Maternity by Destination Maternity collection was re-launched in October 2009 at over 600 Sears and Kmart locations throughout the United States through an exclusive leased department relationship, and in September and October 2010 we completed the planned expansion into 217 additional Sears and Kmart locations. This collection delivers the latest in career and casual sportswear as well as dresses, swimwear, lingerie and nursing-friendly sleepwear, all specially designed to complement the pregnant silhouette, with most items priced under $25. The Two Hearts Maternity collection was previously offered in Sears stores from April 2004 through June 2008.

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

Retail Nameplates

We sell maternity apparel through the stores, leased departments and licensed relationships identified in the table below.

Store Nameplate	Description of Target Location	Brand(s) Carried	Typical Apparel Price Range	Average Size (Sq. Ft.)
Stores:

Motherhood Maternity	Mid-priced and moderate regional malls, strip and power centers, and central business districts	Motherhood	$9 – $45	1,800

A Pea in the Pod	Mid-priced and high-end regional malls, lifestyle centers, central business districts and some stand-alone stores in affluent street locations	Pea (including, in some cases, Pea Collection)	$16 –$400	2,100

Destination Maternity	Combo stores located in mid-priced regional malls and lifestyle centers	Motherhood; Pea (including, in some cases, Pea Collection)	$9 – $400	Combo stores 2,900
	Superstores located primarily in outdoor and power centers and central business districts			Superstores 6,500

Leased Departments:

Sears	Mid-priced and moderate regional malls	Two Hearts Maternity by Destination Maternity	$8 – $40	—

Store Nameplate	Description of Target Location	Brand(s) Carried	Typical Apparel Price Range	Average Size (Sq. Ft.)
Kmart	Moderate strip centers and freestanding locations	Two Hearts Maternity by Destination Maternity	$8 – $40	—

Macy’s	Mid-priced regional malls	Motherhood; Pea	$9 – $225	—

Bloomingdale’s	Mall of America	Motherhood; Pea	$9 – $195	—

Babies“R”Us	Big box power centers	Motherhood	$9 – $45	—

Boscov’s	Mid-priced and moderate regional malls	Motherhood	$9 – $45	—

Gordmans	Big box power centers	Motherhood	$9 – $45	—

Exclusive Licensed Relationship:

Kohl’s	Big box power centers	Oh Baby by Motherhood	$8 – $42 (1)	—

(1)	Kohl’s, which sells our Oh Baby by Motherhood brand under an exclusive product and license agreement, sets the apparel price range for this merchandise.

The following table sets forth our store count by nameplate as of September 30, 2010.

Store Count as of September 30, 2010
Motherhood Maternity	567
A Pea in the Pod	56
Destination Maternity
Combo stores	49
Superstores	26

Total Destination Maternity stores	75

Total stores	698

Major regional malls with several department stores and a wide range of price points may be able to accommodate a Destination Maternity store, or more than one maternity store. Our retail nameplates provide us with the ability to address multiple price alternatives at a given mall. As of September 30, 2010, we had two of our store concepts in 13 major regional malls. Our preference is, over time and assuming we can obtain a suitable location under acceptable financial terms, to operate one larger-sized multi-brand store under the Destination Maternity nameplate in or near these malls, rather than two smaller single-brand stores.

Motherhood Maternity Stores.     Motherhood Maternity is our largest chain with 567 stores as of September 30, 2010. Motherhood is positioned with a broad assortment of quality fashion at everyday low prices. Motherhood stores average approximately 1,800 square feet and are located primarily in mid-priced and moderate regional malls, strip and power centers, and central business districts. Motherhood stores include 84 outlet locations that carry Motherhood-branded merchandise as well as some closeout merchandise. In fiscal 2010, we opened three new Motherhood stores and outlets and closed 27 Motherhood stores and outlets, with 14 of these store closings related to Destination Maternity store openings. As of September 30, 2010, we operated 36 Motherhood stores in Canada and believe that market opportunities may permit us to open additional stores in Canada in the future.

A Pea in the Pod Stores.     As of September 30, 2010, we had 56 A Pea in the Pod stores, averaging approximately 2,100 square feet. Certain of the A Pea in the Pod stores are located in mid-priced regional malls, lifestyle centers and central business districts while others are located in upscale venues, including Beverly Hills, Oak Street, South Coast Plaza, Bal Harbour and Newbury Street. In fiscal 2010, we closed eleven Pea stores, with eight of these store closings related to Destination Maternity store openings.

Destination Maternity Stores.     As of September 30, 2010, we had 75 Destination Maternity stores averaging approximately 4,100 square feet, including 49 Destination Maternity combo stores and 26 Destination Maternity superstores.

Destination Maternity Combo Stores.     As of September 30, 2010, we had 49 Destination Maternity combo stores. Our combo stores are larger (average of approximately 2,900 square feet) than our single-brand stores, generally have higher average sales volume than our average store and provide the opportunity to improve store operating profit margins over time. A new combo store typically involves closing two stores (often one Motherhood store and one Pea store), although we sometimes close only one store in a given geographical market in situations where we believe we can expand sales through replacing a single-brand store with a Destination Maternity combo store. Store closings will often involve one-time store closing costs resulting primarily from early lease terminations. Based on our internal research, we believe that over the next several years we have the potential to expand the Destination Maternity combo store chain to 70 or more total Destination Maternity combo stores in the United States. In fiscal 2010, we opened five Destination Maternity combo stores.

Destination Maternity Superstores.     In March 2004, we opened our first Destination Maternity superstore in Danbury, Connecticut. As of September 30, 2010, we had 26 Destination Maternity superstores. Destination Maternity superstores currently carry both of our primary merchandise brands (Motherhood and Pea), plus a greatly expanded line of maternity-related accessories, nursing products, health and fitness products, books, and body and nutritional products. Certain Destination Maternity superstores also carry our luxury A Pea in the Pod Collection portion of the Pea brand. Our Destination Maternity superstores also typically feature a dedicated “learning center” area for maternity-related classes, a “relax area” for husbands and shoppers alike, and an inside play area for the pregnant mom’s toddlers and young children, with seven of our superstores also having our Edamame® The Maternity Spa®. These elements combine to give our Destination Maternity superstore not only the largest assortment of maternity apparel and accessories available, but also a unique and engaging atmosphere and experience for the maternity customer. A new Destination Maternity superstore typically involves closing at least two, and sometimes more, single-brand stores, is expected to decrease store operating expense percentages through economies of scale, and may increase overall sales in the geographical areas it serves. Destination Maternity superstores range from nearly 4,000 square feet to approximately 11,000 square feet, with an average of approximately 6,500 square feet for the 26 stores open as of September 30, 2010. In February 2006, we opened our flagship Destination Maternity superstore on the corner of 57th Street and Madison Avenue in New York City’s Manhattan borough. This is the largest maternity store in the world, spanning three floors and including our Edamame The Maternity Spa, all of our primary apparel brands, prenatal education and yoga classes, a juice bar with Internet access, relax area and children’s play area. As the only national retailer that is solely focused on maternity, we are further differentiating ourselves as the ultimate maternity destination with these large, well-assorted, “must visit” superstores. We opened four Destination Maternity superstores during fiscal 2010. Based on our internal research, we believe that over the next several years we have the potential to expand the Destination Maternity superstore chain to 50 or more total Destination Maternity superstores in the United States.

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

Exclusive Licensed Relationship.     Our Oh Baby by Motherhood collection is available at all Kohl’s stores under an exclusive product and license agreement. The collection was launched in February 2005 at Kohl’s stores throughout the United States and on Kohls.com. As of September 30, 2010, Kohl’s operated approximately 1,089 stores throughout the United States.

International.     Currently, we operate 36 Motherhood stores in Canada and a Motherhood website under a Canadian URL (MotherhoodCanada.ca).

In October 2008, we announced our planned expansion into six key markets in the Middle East through an international franchise agreement with Multi Trend, a member of the Al-Homaizi Group, to introduce our Destination Maternity, Motherhood Maternity, A Pea in the Pod, and Edamame The Maternity Spa brands into the Middle East. The initial franchise stores through our arrangement in the Middle East opened during 2009 and, as of September 30, 2010, there are eight of our franchise stores operating in the Middle East.

In April 2009, we announced our planned expansion into India through an international franchise agreement with Mahindra Retail, part of the Mahindra Group, to introduce our Motherhood Maternity, Destination Maternity, and A Pea in the Pod retail nameplates into India. We have initially made our Motherhood Maternity product available for sale in maternity shop-in-shops located in Mahindra Retail’s Mom & Me stores (which carry infant and children’s apparel and non-apparel merchandise, as well as maternity apparel) in India. As of September 30, 2010, our Motherhood Maternity merchandise is offered in 23 Mom & Me stores in India.

We continue to evaluate other international sales opportunities. As our Middle East and India franchise relationships demonstrate, we anticipate that our initial international strategy will consist primarily of franchising, licensing or similar arrangements with foreign partners, although we anticipate that our strategy, particularly over the longer term, may include both licensing arrangements with foreign partners, as well as potentially entering into wholesale joint ventures or developing our own operations in certain countries.

Internet Operations

We sell our merchandise on the Internet primarily at our DestinationMaternity.com website, as well as our brand-specific websites such as Motherhood.com. We also sell our merchandise through our Canadian website, MotherhoodCanada.ca. We believe that many pregnant women use the Internet to find maternity-related information and to purchase maternity clothes. Our websites are therefore important tools for educating existing and potential customers about our brands and driving traffic to our stores. Our DestinationMaternity.com website contains maternity advice and information, related baby product information and editorial content. Our marketing and technology capabilities and the replenishment capabilities of our distribution centers and stores enable us to incorporate Internet design, operations and fulfillment into our existing operations. We believe that our Internet operations represent a growth opportunity for the Company both by increasing Internet sales and by using the Internet to drive store sales. During fiscal 2010, Internet sales increased 32.3% and we look to continue to increase our sales driven by our Internet operations in the future.

Marketing Partnerships

We believe our customers, particularly first-time mothers, are entering a new life stage that drives widespread changes in purchasing needs and behavior, thus making our maternity customer and her family a highly-valued demographic for a range of consumer products and services companies. We have been able to leverage the relationship we have with our customers to earn incremental revenues and expect to expand these revenues through additional marketing partnerships.

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

During fiscal 2010, we discontinued our futuretrust® college savings program. Futuretrust was a MasterCard® based college savings program that enabled members to save for college when they linked their futuretrust MasterCard to a tax advantaged 529 College Savings account. The program did not achieve our objectives for growth and profitability and it depended on the in-store marketing efforts of our store team members. Terminating the program enables our team members to intensify their focus on providing top-notch service to each of our maternity customers. The discontinuation of the futuretrust program did not have any material impact on our results of operations.

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

We operate our distribution centers in Philadelphia, Pennsylvania. We own our primary distribution center in Philadelphia, Pennsylvania and lease a facility located in the Philadelphia Naval Business Center in Philadelphia, Pennsylvania, which we use for warehousing, distribution and raw material cutting.

Finished garments from contractors and other manufacturers are received at our primary distribution center in Philadelphia, Pennsylvania. Garments are inspected using statistical sampling methods and stored for picking. Our primary distribution center utilizes sophisticated fulfillment technology to serve as a replenishment center, as opposed to solely a distribution center. This distribution center sends a specific selection that meets individual store needs from our overall inventory, with each store shipped between two and seven times per week. Retail location replenishment decisions are made automatically based upon target inventories established by the planning and allocation department and individual retail location sales data. Our primary distribution center uses several automated systems, including our pick-to-light system for flat-packed goods and our hanging garment sortation system, which speed up deliveries to our retail locations and reduce costs. Freight is routed through zone-skipping, over-the-road carriers and delivered locally by a variety of carriers, and is supplemented by a small percentage of second-day air, providing one to three day delivery to our retail locations.

In November 2003, we were certified to participate in Customs-Trade Partnership Against Terrorism (“C-TPAT”), a United States Department of Homeland Security sponsored program, with United States Customs and Border Protection (“U.S. Customs”), through which we implement and monitor our procedures to manage the security of our supply chain as part of the effort to protect the United States and our imported products against potential acts of terrorism. In January 2005, we were certified to participate in the Importer Self Assessment Program (“ISA”), a U.S. Customs program available only to C-TPAT participants with strong internal controls. Through our participation in the ISA program, we assume responsibility for monitoring our own compliance activities with applicable U.S. Customs regulations in exchange for certain benefits, which may help increase efficiency in importing. These benefits include exemption from certain government audits, increased speed of cargo release from U.S. Customs, front of the line access to U.S. Customs cargo exams, enhanced prior disclosure rights from U.S. Customs in the event of alleged trade violations, availability of voluntary additional compliance guidance from U.S. Customs, and less intrusive government oversight of trade compliance. In February 2010, we were granted Tier 3 Status within the C-TPAT program, the highest level of recognition currently available.

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

Pricing

Our merchandise brands target customers at different price points of the maternity apparel business. Our Motherhood Maternity and Two Hearts Maternity by Destination Maternity brands are positioned as moderate-priced brands, primarily at everyday low prices, while A Pea in the Pod employs both middle level pricing and, through our A Pea in the Pod Collection line, luxury pricing. Our stores do not rely significantly on point-of-sale high/low promotional strategies to drive traffic into the stores. Our price reductions are done at the individual style level and are used to accelerate the sale of slower selling merchandise. Generally, merchandise that is selling slowly is quickly marked down or moved to another store where the item is selling faster. For our leased department relationships, we consider a number of factors in determining pricing, including the target customer base, and we may use alternative pricing strategies to promote sales. The pricing of our Oh Baby by Motherhood merchandise is determined by Kohl’s pursuant to the terms of our exclusive product and licensing relationship, with the brand being positioned as a moderate-priced brand. With respect to our international franchise locations, our respective franchisees determine the pricing of merchandise.

Advertising and Marketing

We believe that we drive traffic into our stores through the power of our brands, referrals to friends and family from current and prior customers, our various websites and, perhaps most importantly, our convenient, high-traffic locations in various types of shopping malls and, to a much lesser extent, street locations. Therefore, we have modest advertising and marketing expenditures. Our marketing efforts include publicity, e-mail marketing, web-based advertising, in-store marketing and prenatal consumer-targeted advertising. For our Destination Maternity superstores, we advertise locally prior to each grand opening and continue to advertise both nationally and, at times, locally after the store opens. We advertise one or more of our brands in pregnancy-targeted publications, such as Fit Pregnancy, Pregnancy, BabyTalk, Pregnancy Planner, and Parenting Early Years as well as in other broad-reach publications, such as People, Cosmopolitan, Glamour and People Espanol. For our luxury A Pea in the Pod brand, we advertise in high-fashion publications, such as InStyle. In addition, we utilize our publicity efforts to generate free editorial coverage for all of our brands on broadcast television, radio, the Internet and in magazines and newspapers.

Competition

Our business is highly competitive and characterized by low barriers to entry. The following are several factors important to competing successfully in the retail apparel industry: breadth of selection in sizes, colors and styles of merchandise; product procurement and pricing; ability to anticipate fashion trends and customer preferences; inventory control; reputation; quality of merchandise; store design and location; visual presentation and advertising; and customer service. We face competition in our maternity apparel lines from various sources, including department stores, specialty retail chains, discount stores, independent retail stores and catalog and Internet-based retailers, from both new and existing competitors. Many of our competitors are larger and have substantially greater financial and other resources than us. Our mid- and luxury-priced merchandise faces a highly fragmented competitive landscape that includes locally based, single unit retailers, as well as a handful of multi-unit maternity operations, none of which we believe has more than 10 stores nationwide. In the value-priced maternity apparel business, we currently face competition on a nationwide basis from retailers such as Gap®, JCPenney®, Old Navy®, Target® and Wal-Mart®. All of these competitors also sell maternity apparel on their websites.

Employees

As of September 30, 2010, we had 1,989 full-time and 2,378 part-time employees. None of our employees are covered by a collective bargaining agreement. We consider our employee relations to be good.

Executive Officers of the Company

The following table sets forth the name, age and position of each of our executive officers:

Name	Age	Position
Edward M. Krell	48	Chief Executive Officer & President
Lisa H. Hendrickson	49	Chief Merchandising Officer
Judd P. Tirnauer	41	Senior Vice President & Chief Financial Officer

Edward M. Krell has served as our Chief Executive Officer and a director since October 1, 2008. Since August 3, 2010, Mr. Krell has also served as the Company’s President. From July 2008 until October 1, 2008, Mr. Krell served as our Chief Operating Officer and from May 2007 to July 2008, Mr. Krell served as our Chief Operating Officer & Chief Financial Officer. From November 2003 to May 2007, Mr. Krell served as our Executive Vice President—Chief Financial Officer, having served as Senior Vice President—Chief Financial Officer from the time he joined us in January 2002 until November 2003. Prior to joining us, Mr. Krell served in various senior financial management positions, including having served as Chief Financial Officer of Mammoth Sports Group, Inc. (an Internet and catalog retailer of golf equipment and accessories) and London Fog Industries, Inc. (a wholesale and retail distributor of rainwear and outerwear). Mr. Krell began his career as an investment banker with Kidder, Peabody & Co. Incorporated and earned an M.B.A. degree from Stanford University and a B.A. degree from Harvard University.

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

Judd P. Tirnauer has served as our Senior Vice President & Chief Financial Officer since July 2008. From June 2005 to July 2008, Mr. Tirnauer served as our Vice President—Finance, having previously served as our Vice President—Financial Planning & Analysis since October 2003, and Director of Financial Planning & Analysis since joining us in November 2001. Mr. Tirnauer has earned both a Masters of Business Administration degree and a Juris Doctorate legal degree, and has earned a Certified Public Accountant designation.

Our executive officers are appointed annually by our Board of Directors and serve at the discretion of the Board. There are no family relationships among any of our executive officers.

Intellectual Property

We own trademark and service mark rights that we believe are sufficient to conduct our business as currently operated. We own several trademarks, including Destination Maternity Corporation™, A Pea in the Pod®, A Pea in the Pod Collection®, Motherhood®, Motherhood Maternity®, Destination Maternity®, Edamame® The Maternity Spa®, Two Hearts® Maternity, Oh Baby by Motherhood®, Onyx Maternity by Destination Maternity™, Motherhood Maternity Outlet®, MaternityMall.com® and iMaternity.com™. Additionally, we own the marks Secret Fit Belly®, Mimi Maternity®, Maternity Redefined®, The Art of Maternity™, Made With the Earth in Mind™, Motherhood Fits You™, and Expect Low Prices Every Day®.

In addition, from time to time, we may pursue patent protection for certain maternity apparel related technologies that we develop. For example, in October 2010 we were granted a patent for our Secret Fit Belly. The Secret Fit Belly is made of seamless super stretch fabric that can form part of nearly any type of bottom (such as jeans, pants, shorts and skirts) to provide a better, more comfortable fit and a seamless look.

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

You should consider carefully all of the information set forth or incorporated by reference in this document and, in particular, the following risk factors associated with our business and forward-looking information in this document (see also “Forward-Looking Statements” included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations). The risks described below are not the only ones we face. Additional risks not presently known to us or that we do not currently consider significant may also have an adverse effect on us. If any of the risks below actually occur, our business, results of operations, cash flows or financial condition could suffer.

Our performance may be affected by general economic conditions and the continued global financial difficulties.

Our performance is subject to worldwide economic conditions and their impact on levels of consumer spending, which have deteriorated significantly over the past approximately two years and may remain depressed, or be subject to further deterioration. Some of the factors that are having an impact on discretionary consumer spending include general economic conditions, employment, consumer debt, reductions in net worth based on securities market declines, residential real estate and mortgage markets, taxation, healthcare costs, fuel and energy prices, interest rates, credit availability, consumer confidence and other macroeconomic factors.

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

The turmoil in the financial markets has resulted in extreme volatility in security prices and diminished liquidity and credit availability, and there can be no assurance that our liquidity will not be affected by changes in the financial markets and the global economy. Tightening of the credit markets and recent or future turmoil in the financial markets could also make it more difficult for us to access funds, to refinance our existing indebtedness (if necessary), to enter into agreements for new indebtedness, or to obtain funding through the issuance of our securities.

In addition, the effect from the 2008-2009 credit crisis continues to have a significant negative impact on businesses around the world, and the impact of this crisis on our suppliers cannot be predicted. The inability of suppliers to access liquidity, or the insolvency of suppliers, could lead to their failure to deliver our merchandise. Worsening economic conditions could also result in difficulties for financial institutions (including bank failures) and other parties that we may do business with, which could potentially impair our ability to access financing under existing arrangements or to otherwise recover amounts as they become due under our other contractual arrangements. Additionally, either as a result of or independent of the current financial difficulties and economic weakness in the United States, material fluctuations in currency exchange rates could have a negative impact on our business.

Our comparable retail sales, comparable store sales and quarterly operating results have fluctuated in the past and can be expected to continue to fluctuate in the future and, as a result, the market price of our common stock may fluctuate or decline substantially.

Our comparable retail sales, comparable store sales and quarterly results of operations have fluctuated in the past and can be expected to continue to fluctuate in the future and are affected by a variety of factors, including:

•	the opening of new stores and the success of our leased department and licensed relationships;

•	the timing of new store openings and leased department and licensed brand business openings;

•	the timing of the fulfillment of purchase orders under our product and license arrangements;

•	the extent of cannibalization of sales volume of some of our existing retail locations by our new retail locations opened in the same geographic markets or by our Internet sales;

•	changes in our merchandise mix;

•	any repositioning of our brands;

•	general economic conditions and, in particular, the retail sales environment;

•	calendar shifts, including shifts of holiday or seasonal periods, or shifts in the number of weekend days occurring in a given month;

•	changes in pregnancy rates and birth rates;

•	actions of competitors;

•	the level of success and/or actions of anchor tenants where we have stores or leased department and licensed relationships;

•	fashion trends; and

•	weather conditions and seasonality.

If, at any time, our comparable retail sales, comparable store sales or quarterly results of operations decline or do not meet the expectations of investors, the price of our common stock could decline substantially.

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

Any future growth depends significantly on our ability to successfully establish and operate new stores (including Destination Maternity combo stores and superstores) and our leased department and licensed relationships on a profitable basis, as well as the success and profitability of our international business, including through franchising relationships. This growth, if it occurs, will place increased demands on our management, operational and administrative resources. These increased demands and operating complexities could cause us to operate our business less effectively, which, in turn, could cause a deterioration in our financial performance and negatively impact our growth. Any planned growth will also require that we continually monitor and upgrade our management information and other systems, as well as our distribution infrastructure.

Our ability to establish and operate new stores and our leased department and licensed relationships successfully depends on many factors, including, among others, our ability to:

•	identify and obtain suitable store locations, including mall locations, the availability of which is outside of our control;

•	retain existing, expand existing and establish new leased department and licensed relationships;

•	negotiate favorable lease terms for stores, including desired tenant improvement allowances;

•	negotiate favorable lease terminations for existing store locations in markets where we intend to open new Destination Maternity combo stores or superstores;

•	source sufficient levels of inventory to meet the needs of new stores and our leased department and licensed relationships;

•	successfully address competition, merchandising and distribution challenges; and

•	hire, train and retain a sufficient number of qualified store personnel.

The success and profitability of our international relationships depends on many factors, including, among others:

•	the ability of our franchisees to identify and obtain suitable store locations, including mall locations, the availability of which is outside of their control;

•	the ability of our franchisees to negotiate favorable lease terms for stores, including desired tenant improvement allowances;

•	our ability to source sufficient levels of inventory to meet the needs of our franchisees’ international operations;

•	our ability and the ability of our franchisees to successfully address competition, merchandising and distribution challenges; and

•	the ability of our franchisees to hire, train and retain a sufficient number of qualified store personnel.

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

If we are unable to meet our expenses and debt obligations, we may need to refinance all or a portion of our indebtedness before the scheduled maturity dates of such debt, sell assets or raise equity. On such maturity dates, we may need to refinance our indebtedness if our operations do not generate enough cash to pay such indebtedness in full and if we do not raise additional capital. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We cannot assure you that we would be able to refinance any of our indebtedness, sell assets or raise equity on commercially reasonable terms or at all, which could cause us to default on our obligations and impair our liquidity.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Any borrowings under our credit facility, which could significantly increase in the future, would be at a variable rate. In addition our term loan, with an outstanding balance of $42.9 million as of September 30, 2010, bears interest at a variable rate equal to, at our election, either (i) the prime rate plus 1.00%, or (ii) a LIBOR rate plus the applicable margin. The applicable margin under our term loan was initially fixed at 2.50% through and including the fiscal quarter ended September 30, 2007. Thereafter, the applicable margin for LIBOR rate borrowings is either 2.25% or 2.50%, depending on our Consolidated Leverage Ratio (as defined in the related term loan agreement). Based upon our applicable quarterly Consolidated Leverage Ratios, the applicable margin for LIBOR rate borrowings was 2.50% prior to December 30, 2009 and has been reduced to 2.25% effective from December 30, 2009. In order to mitigate our floating rate interest risk on the variable rate term loan, we entered into an interest rate swap agreement that commenced on April 18, 2007 and expires on April 18, 2012. The interest rate swap agreement enables us to effectively convert an amount of the term loan (equal to the notional amount of the interest rate swap) from a floating interest rate (LIBOR plus 2.50% prior to December 30, 2009, reduced to LIBOR plus 2.25% effective from December 30, 2009, based on our specified leverage ratios), to a fixed interest rate (7.50% prior to December 30, 2009, reduced to 7.25% effective from December 30, 2009, based on our specified leverage ratios). The notional amount of the interest rate swap was $75.0 million at the inception of the swap agreement and decreases over time to a notional amount of $5.0 million at the expiration date. The notional amount of the swap was $27.5 million as of September 30, 2010 and over the next eighteen months decreases as follows: to $20.0 million starting October 18, 2010; to $12.5 million starting April 18, 2011; and to $5.0 million starting October 18, 2011. Regardless of our attempts to mitigate our exposure to interest rate fluctuations through the interest rate swap, we still have exposure for the unswapped amounts of the term loan borrowings, which remain subject to a variable interest rate, as well as any borrowings under our revolving credit facility, which would be subject to a variable interest rate. As a result, an increase in interest rates could result in a substantial increase in interest expense, especially as the swapped amount of the term loan decreases over time and/or if our borrowings under our revolving credit facility increase.

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

If we lose the services of one or more of our significant suppliers or one or more of them fail to meet our product needs, we may be unable to obtain replacement merchandise in a timely manner. If our existing suppliers cannot meet our increased needs and we cannot locate alternative supply sources, we may be unable to obtain sufficient quantities of the most popular items at attractive prices, which could negatively impact our sales and results of operations. We obtain apparel and other merchandise from foreign sources, both purchased directly in foreign markets and indirectly through domestic vendors with foreign sources. To the extent that any of our vendors are located overseas or rely on overseas sources for a large portion of their products, any event causing a disruption of imports, including the imposition of import restrictions, could harm our ability to source product. This disruption could materially limit the merchandise that we would have available for sale and reduce our sales and earnings. The flow of merchandise from our vendors could also be adversely affected by financial or political instability, or war, in or affecting any of the countries in which the goods we purchase are manufactured or through which they flow. Trade restrictions in the form of tariffs or quotas, embargos and customs restrictions that are applicable to the products that we sell also could affect the import of those products and could increase the cost and reduce the supply of products available to us. Any material increase in tariff levels, or any material decrease in quota levels or available quota allocation, could negatively impact our business. Further, changes in tariffs or quotas for merchandise imported from individual foreign countries could lead us to shift our sources of supply among various countries. Any such shift we undertake in the future could result in a disruption of our sources of supply and/or an increase in product costs, and lead to a reduction in our sales and earnings. Supply chain security initiatives undertaken by the United States government that impede the normal flow of product could also negatively impact our business. In addition, decreases in the value of the United States dollar against foreign currencies could increase the cost of products that we purchase from overseas vendors.

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

To support our distribution of product throughout the world, we operate our main distribution facility and one significantly smaller distribution facility, both in Philadelphia, Pennsylvania. Finished garments from contractors and other manufacturers are inspected and stored for distribution to our stores. We do not have other distribution facilities to support our distribution needs. If our main Philadelphia distribution facility were to shut down or otherwise become inoperable or inaccessible for any reason, we could incur significantly higher costs and longer lead times associated with the distribution of our products to our stores during the time it takes to reopen or replace this facility. In light of our strategic emphasis on rapid replenishment as a competitive strength, a distribution disruption might have a disproportionately adverse effect on our operations and profitability relative to other retailers. In addition, the loss or material disruption of service from any of our shippers for any reason, whether due to freight difficulties, strikes, natural disaster or other difficulties at our principal transport providers or otherwise, could have a material adverse impact on our business, financial condition and results of operations.

We could be materially and adversely affected if we are unable to obtain sufficient raw materials or maintain satisfactory manufacturing arrangements.

We do not own any manufacturing facilities and therefore depend on third parties to manufacture our products. We place our orders for production of merchandise and raw materials by purchase order and do not have any long-term contracts with any manufacturer or supplier. We compete with many other companies for production facilities and raw materials. Furthermore, we have received in the past, and may receive in the future, shipments of products from manufacturers that fail to conform to our quality control standards or environmental standards. We have no ability to control the environmental compliance (including compliance with climate change requirements) of these third-party manufacturers. In such event, unless we are able to obtain replacement products in a timely manner, we may lose sales. If we fail to maintain favorable relationships with these third parties, or if we cannot obtain an adequate supply of quality raw materials on commercially reasonable terms, it could have a material adverse impact on our business, financial condition and results of operations.

Fluctuations in commodity prices could result in an increase in component costs and/or delivery costs.

The results of our business operations could suffer due to significant increases or volatility in the prices of certain commodities, including but not limited to cotton, wool and other ingredients used in the production of fabric and accessories, as well as fuel, oil and natural gas. Increases in prices of these commodities or other inflationary pressures may result in significant cost increases for our raw materials and product components, as well as increases in the cost of distributing merchandise to our retail locations and shipping products to our customers. To the extent we are unable to offset any such increased costs through value engineering and similar initiatives, or through price increases, our profitability, cash flows and financial condition may be adversely impacted. If we choose to increase prices to offset the increased costs, our unit sales volumes could be adversely impacted.

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

The success of all of our mall stores will depend, in part, on the ability of each mall’s anchor tenants, such as large department stores, other tenants and area attractions to generate consumer traffic in the vicinity of our stores, and the continuing popularity of malls as shopping destinations. Many traditional enclosed malls are experiencing significantly lower levels of customer traffic than in the past, driven by overall poor economic conditions as well as the closure of certain mall anchor tenants. Sales volume and mall traffic may be adversely affected by economic downturns in a particular area, the closing of anchor tenants or competition from non-mall retailers and other malls where we do not have stores.

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

Our business requires disciplined execution at all levels of our organization in order to timely deliver and display fashionable merchandise in appropriate quantities in our stores. This execution requires experienced and talented management. We currently have a management team with a great deal of experience with us and in apparel retailing. If we were to lose the benefit of this experience, our business, financial condition and results of operations could be materially and adversely affected. On September 30, 2010, Rebecca Matthias, our co-founder, retired from the Company. Under her transition agreement, Ms. Matthias is available to provide consulting services to us, as requested, through September 30, 2012. If we were unable to compensate for the loss of the benefit of Ms. Matthias’ experience, our business, financial condition and results of operations could be materially and adversely affected.

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

Our business, like that of other retailers, is seasonal. Results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. Quarterly results may fluctuate materially depending upon, among other things, increases or decreases in comparable retail sales or comparable store sales, the timing of new store openings and new leased department openings, net sales and profitability contributed by new stores and leased departments, the timing of the fulfillment of purchase orders under our product and license arrangements, adverse weather conditions, shifts in the timing of certain holidays and promotions, changes in inventory and production levels and the timing of deliveries of inventory, and changes in our merchandise mix. Our quarterly net sales have historically been highest in our third fiscal quarter, corresponding to the Spring selling season, followed by our first fiscal quarter, corresponding to the Fall/holiday selling season. Given the historically higher sales level in our third fiscal quarter and the relatively fixed nature of most of our operating expenses and interest expense, we have typically generated a very significant percentage of our full year operating income and net income during our third fiscal quarter. Thus, any factors which result in a material reduction of our sales for the third quarter could have a material adverse effect on our results of operations for our fiscal year as a whole. Seasonal fluctuations in sales also affect our inventory levels, as we usually order merchandise in advance of peak selling periods and sometimes before new fashion trends are confirmed by customer purchases. We must carry a significant amount of inventory, especially before the Fall/holiday and Spring selling seasons. If we are not successful in selling our inventory during this period, we may be forced to rely on markdowns or promotional sales to sell the excess inventory or we may not be able to sell the inventory at all, which could have a material adverse effect on our business, financial condition and results of operations.

Our business depends on sustained demand for maternity clothing and is sensitive to birth rates, women’s fashion trends, economic conditions and consumer spending.

Our business depends upon sustained demand for maternity clothing. Our future performance will be subject to a number of factors beyond our control, including demographic changes, fashion trends, economic conditions and consumer spending. If demand for maternity clothing were to decline for any reason, such as a decrease in the number of pregnancies, our operating results could be adversely affected. For example, according to the United States Census Bureau and United States Centers for Disease Control and Prevention, births declined 2.6% in calendar 2009 compared to calendar 2008, and declined 1.6% in calendar 2008 compared to calendar 2007. If this trend were to continue it could negatively affect our business and results of operations. Additionally, our operating results could be adversely affected if certain non-maternity women’s apparel fashions have a more pregnancy-friendly fit. For example, in fiscal 2007, we were negatively impacted by the popularity of certain styles in the non-maternity women’s apparel market, such as trapeze and baby-doll dresses and tops, which can more readily fit a pregnant woman early in her pregnancy than typical non-maternity fashions. Downturns, or the expectation of a downturn, in general economic conditions could adversely affect consumer spending patterns, our business, financial condition and results of operations. In addition, the specialty apparel retail business historically has been subject to cyclical variations. Consumer purchases of specialty apparel products, including maternity wear, may decline during recessionary periods and at other times when disposable income is lower. Declines in consumer spending patterns may have a more negative effect on apparel retailers than some other retailers. Therefore, we may not be able to maintain our historical sales and earnings, or remain as profitable, if there is a decline in consumer spending patterns. A prolonged economic downturn could have a material adverse impact on our business and results of operations.

If an independent manufacturer violates labor or other laws, or is accused of violating any such laws, or if their labor practices diverge from those generally accepted as ethical, it could harm our business and brand image.

While we maintain policies and guidelines with respect to labor practices that independent manufacturers that produce goods for us are contractually required to follow, and while we have an independent firm and Company employees inspect certain manufacturing sites to monitor compliance, we cannot control the actions of such manufacturers or the public’s perceptions of them, nor can we assure that these manufacturers will conduct their businesses using ethical or legal labor practices. Apparel companies can be held jointly liable for the wrongdoings of the manufacturers of their products. While many of our independent manufacturers are routinely monitored by buying representatives, who assist us in the areas of compliance, garment quality and delivery, we do not control the manufacturers’ business practices or their employees’ employment conditions, and manufacturers act in their own interest which may be in a manner that results in negative public perceptions of us, and/or employee allegations against us, or court determinations that we are jointly liable. Violations of law by our importers, buying agents, manufacturers or distributors could result in delays in shipments and receipt of goods and could subject us to fines or other penalties, any of which could restrict our business activities, increase our operating expenses or cause our sales to decline.

We may be unable to protect our trademarks and other intellectual property and may be subject to liability if we are alleged to have infringed on another party’s intellectual property.

We believe that our trademarks, service marks and other intellectual property are important to our continued success and our competitive position due to their recognition with our customers. We devote substantial resources to the establishment and protection of our trademarks, service marks and other intellectual property. Although we actively protect our intellectual property, there can be no assurance that the actions that we have taken to establish and protect our trademarks, service marks and other intellectual property, including our rights in our management information systems and our proprietary rights in products for which we have applied for or received patent protection (for example, our Secret Fit Belly™ innovation), will be adequate to prevent imitation of our marks, products or services by others or to prevent others from seeking to block sales of our products as a violation of their trademarks, service marks or other proprietary rights. Also, others may assert rights in, or ownership of, our trademarks and other proprietary rights or may allege that we have or are infringing on their intellectual property rights and we may not be able to successfully resolve these types of conflicts. In addition, the laws of certain foreign countries may not protect our trademarks and proprietary rights to the same extent as do the laws of the United States. We cannot assure you that these registrations will prevent imitation of our name, merchandising concept, store design or private label merchandise, or the infringement of our other intellectual property rights by others. Imitation of our name, concept, store design or merchandise in a manner that projects lesser quality or carries a negative connotation of our brand image could have a material adverse effect on our business, financial condition and results of operations. Additionally, the high expense in both prosecuting and defending against, and potential liability related to, alleged infringements of intellectual property rights could be substantial and could have a material adverse effect on our business, financial condition and results of operations.

If climate change laws or regulations were to become applicable to our business, or if any third party with whom we have a leased or licensed relationship imposed reporting or other obligations on us due to their own compliance programs, we could incur additional expense to meet the requirements and our failure to comply could have a material adverse effect on our business.

With respect to manufacturing within the United States, United States Environmental Protection Agency (“EPA”) greenhouse gas (“GHG”) emission reporting rules require certain United States manufacturers to report GHG emissions. These rules are unlikely to require reporting of our third-party contract apparel manufacturers because the amount of emissions from retail stores and apparel manufacturing facilities are currently estimated to be below the EPA reporting threshold. With respect to manufacturing outside of the United States, international treaties, such as the Kyoto Protocol and the Copenhagen Protocol, do not currently require the countries in which our non-United States contract apparel manufacturers are located to control GHG emissions and it is unlikely that climate change requirements in the foreseeable future will require significant GHG emission reductions on our non-United States contract apparel manufacturers. Our manufacturers are required to follow all applicable laws, including climate change laws. If domestic or international laws or regulations were expanded to require GHG emission reporting or reduction by us or our third-party contract apparel manufacturers, or if we engage third-party contract manufacturers in countries that have existing GHG emission reporting or reduction laws or regulations, we would need to expend financial and other resources to comply with such regulations and/or monitor our third-party contract apparel manufacturers’ compliance with such regulations. In addition, we cannot control the actions of our third-party manufacturers or the public’s perceptions of them, nor can we assure that these manufacturers will conduct their businesses using climate change proactive or sustainable practices. Violations of climate change laws or regulations by third parties with whom we do business could result in negative public perception of us and/or delays in shipments and receipt of goods, and could subject us to fines or other penalties, any of which could restrict our business activities, increase our operating expenses or cause our sales to decline.

Some retailers have adopted “sustainability” or other policies that encourage or require suppliers to report and/or reduce GHG emissions. No third party with whom we have a leased or licensed relationship currently requires us to report GHG emissions to them. However, we expect that certain of these third parties may do so in the future, which would require us to expend financial and other resources to comply with such requirements. In addition, if such requirements are imposed on us, our relationship with such third parties could be damaged if we were unable to comply.

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

We own our principal executive offices and distribution facility, which is located at 456 North Fifth Street, Philadelphia, Pennsylvania, subject to a mortgage under the terms of which we owe approximately $2.2 million as of September 30, 2010. This facility consists of approximately 318,000 square feet, of which approximately 45,000 square feet is dedicated to office space and the remaining square footage is used for finished goods warehousing and distribution. On August 26, 2002, we entered into a ten-year lease for a facility located at 2001 Kitty Hawk Avenue, Philadelphia, Pennsylvania in the Philadelphia Naval Business Center. The area leased at this facility, which we use for some finished goods warehousing and distribution, raw material cutting and warehousing, and office space consists of approximately 69,000 square feet of space, of which 5,000 square feet is dedicated to office space. Beginning in 2002 and continuing through fiscal 2010, we leased approximately 12,000 square feet of finished goods warehouse and distribution space in Mississauga, Ontario in Canada. For fiscal 2011 and the forseeable future, we plan to distribute product to our Canadian stores from our distribution facility in Philadelphia, Pennsylvania and, accordingly we allowed our Canada lease to expire on October 31, 2010. From time to time we may also utilize third-party warehousing services in the Philadelphia, Pennsylvania area when we have increased storage requirements. These services essentially operate on a month-to-month basis. We believe that these facilities will be adequate to support our anticipated distribution needs for the near term and, potentially, longer. In the event we need additional space to meet our future distribution needs, we believe that such space would be readily available. Our facilities are subject to state and local regulations that range from building codes to health and safety regulations.

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

As of September 30, 2010, the following numbers of store leases are set to expire as listed in the table below. We do not expect the expiration of any leases to have a material adverse impact on our business or operations.

Fiscal Year Leases Expire	Number of Stores
2011	107
2012	96
2013	128
2014	146
2015	71
2016 and later	150

Total	698

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

Item 4.	(Removed and Reserved)

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq Global Market under the symbol “DEST.” Prior to December 9, 2008 (before giving effect to our corporate name change), our common stock traded under the symbol “MWRK.” The following table sets forth for the periods indicated below the reported high and low sales prices of our common stock as reported on the Nasdaq Global Market:

	High	Low
Fiscal Year Ended September 30, 2010:
Quarter ended December 31, 2009	$22.82	$16.79
Quarter ended March 31, 2010	25.86	17.56
Quarter ended June 30, 2010	32.54	23.76
Quarter ended September 30, 2010	33.26	24.21

Fiscal Year Ended September 30, 2009:
Quarter ended December 31, 2008	$14.68	$5.72
Quarter ended March 31, 2009	8.70	4.42
Quarter ended June 30, 2009	18.13	5.92
Quarter ended September 30, 2009	23.74	16.30

As of December 6, 2010, there were 1,282 holders of record and 1,388 estimated beneficial holders of our common stock.

We have not paid any cash dividends on our common stock since our initial public offering. In addition, the terms of our senior secured Term Loan B due March 13, 2013 (the “Term Loan”) and our credit facility restrict our ability to declare or pay dividends on our common stock. Even if we were not restricted under the terms of our Term Loan or our credit facility from being able to pay dividends, any future payment of dividends would still be at the discretion of our Board of Directors and would be based upon certain restrictive financial covenants, earnings, capital requirements and our financial condition, among other factors, at the time any such dividend is considered.

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

The following table provides information about purchases by us during the quarter ended September 30, 2010 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
July 1 to July 31, 2010	—	—	—	$7,000,000
August 1 to August 31, 2010	—	—	—	$7,000,000
September 1 to September 30, 2010	119	$26.80	—	$7,000,000

Total	119	$26.80	—	$7,000,000

(1)	Represents shares repurchased directly from an employee to satisfy income tax withholding obligations for such employee in connection with a restricted stock award that vested during the period.

(2)	In July 2008, our Board of Directors approved a program to repurchase up to $7.0 million of our outstanding common stock. Under the program, we may repurchase shares from time to time through solicited or unsolicited transactions in the open market or in negotiated or other transactions. In July 2010, our Board of Directors extended its authorization of the program. The program, which would have expired on July 31, 2010, will now be in effect until July 31, 2012. There have been no repurchases of common stock under the program to date.

Stock Price Performance Graph

The graph below compares the cumulative total stockholder return on our Common Stock for the period from September 30, 2005 to September 30, 2010, with the cumulative total return of the Standard & Poor’s 500 Index and the Standard & Poor’s Apparel Retail Index. The comparison assumes $100 was invested on September 30, 2005 in our Common Stock and in each of the foregoing indices and assumes reinvestment of dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Destination Maternity Corporation, The S&P 500 Index

And The S&P Apparel Retail Index

*	$100 invested on September 30, 2005 in stock or index—including reinvestment of dividends.

Fiscal year ending September 30:

	2005	2006	2007	2008	2009	2010
Destination Maternity Corporation	$100.00	$481.20	$186.70	$138.80	$181.30	$329.20
S&P 500	$100.00	$110.79	$129.00	$100.65	$93.70	$103.22
S&P Apparel Retail Index	$100.00	$126.38	$125.19	$109.42	$126.61	$149.85

Item 6.	Selected Consolidated Financial and Operating Data

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

	Year Ended September 30,
	2010	2009	2008	2007	2006
	(in thousands, except per share amounts)
Statement of Operations Data:
Net sales	$531,192	$531,251	$564,602	$581,371	$602,744
Cost of goods sold	240,166	248,476	281,561	281,155	288,082

Gross profit	291,026	282,775	283,041	300,216	314,662
Selling, general and administrative expenses	251,653	259,552	271,592	279,719	279,713
Store closing, asset impairment and asset disposal expenses	2,282	536	2,916	1,788	4,621
Restructuring and other charges	5,658	1,557	3,461	—	—
Goodwill impairment expense	—	50,389	—	—	—

Operating income (loss)	31,433	(29,259)	5,072	18,709	30,328
Interest expense, net	3,300	4,720	6,974	9,848	14,534
Loss on extinguishment of debt	51	123	97	9,423	873

Income (loss) before income taxes	28,082	(34,102)	(1,999)	(562)	14,921
Income tax provision (benefit)	11,253	6,580	(610)	(169)	5,819

Net income (loss)	$16,829	$(40,682)	$(1,389)	$(393)	$9,102

Net income (loss) per share—Basic	$2.74	$(6.79)	$(0.23)	$(0.07)	$1.70

Average shares outstanding—Basic	6,152	5,992	5,924	5,802	5,348

Net income (loss) per share—Diluted	$2.65	$(6.79)	$(0.23)	$(0.07)	$1.63

Average shares outstanding—Diluted	6,346	5,992	5,924	5,802	5,591

	Year Ended September 30,
	2010	2009	2008	2007	2006
	(unaudited; in thousands, except operating data, ratios and per share amounts)
Operating Data:
Comparable retail sales increase (decrease) (1)	(3.4)%	(4.6)%	0.9%	(4.9)%	5.2%
Comparable store sales increase (decrease) (2)	(5.1)%	(4.3)%	0.2%	(4.8)%	4.3%
Internet sales increase (decrease)	32.3%	(8.7)%	15.9%	(6.2)%	30.8%
Average net sales per gross square foot (3)	$273	$290	$302	$299	$305
Average net sales per store (3)	$551,000	$573,000	$588,000	$568,000	$570,000
Gross store square footage at period end (4)	1,445,000	1,462,000	1,492,000	1,498,000	1,532,000
Gross retail location square footage at period end (5)	1,750,000	1,619,000	1,623,000	1,811,000	1,819,000
Number of retail locations at period end:
Motherhood Maternity stores	567	591	616	635	659
Mimi Maternity stores (6)	—	—	89	100	106
A Pea in the Pod stores (6)	56	67	30	32	33
Destination Maternity stores (6)	75	66	19	14	12

Total stores	698	724	754	781	810
Leased departments	1,027	360	278	795	731

Total retail locations	1,725	1,084	1,032	1,576	1,541

Other Financial Data:
Adjusted EBITDA (7)(8)	$48,347	$38,762	$25,501	$38,579	$51,715
Adjusted EBITDA margin (adjusted EBITDA as a percentage of net sales) (8)	9.1%	7.3%	4.5%	6.6%	8.6%
Ratio of total debt to Adjusted EBITDA (8)	0.9x	1.5x	3.1x	2.4x	2.3x
Ratio of Adjusted EBITDA to interest expense, net (8)	14.7x	8.2x	3.7x	3.9x	3.6x
Adjusted EBITDA before restructuring and other charges (7)(8)	54,005	40,191	28,717	38,579	51,715
Adjusted EBITDA margin before restructuring and other charges (8)	10.2%	7.6%	5.1%	6.6%	8.6%
Adjusted net income (loss), before goodwill impairment expense (8)	16,829	9,707	(1,389)	(393)	9,102
Adjusted net income (loss) per share—Diluted, before goodwill impairment expense (8)	2.65	1.60	(0.23)	(0.07)	1.63
Adjusted net income, before goodwill impairment expense, restructuring and other charges, stock compensation expense and loss on extinguishment of debt (8)	21,585	12,004	2,273	6,637	11,341
Adjusted net income per share—Diluted, before goodwill impairment expense, restructuring and other charges, stock compensation expense and loss on extinguishment of debt (8)	3.40	1.98	0.38	1.08	2.03
Cash flows provided by operating activities	25,974	42,525	27,822	27,398	42,413
Cash flows used in investing activities	(12,241)	(12,455)	(13,347)	(8,112)	(23,166)
Cash flows used in financing activities	(9,726)	(21,592)	(12,457)	(28,060)	(3,380)
Capital expenditures	(10,448)	(12,639)	(15,688)	(15,444)	(13,933)

Balance Sheet Data (at end of period):
Cash and cash equivalents	$24,633	$20,626	$12,148	$10,130	$18,904
Short-term investments	—	—	—	—	9,425
Working capital	63,650	50,580	61,611	64,923	83,772
Total assets	205,154	196,007	256,248	275,925	287,736
Total debt	45,161	57,409	78,646	93,180	118,349
Net debt (8)(9)	20,528	36,783	66,498	83,050	90,020
Stockholders’ equity	71,598	49,800	89,468	88,523	80,700

(1)	Comparable retail sales figures represent comparable store sales and Internet sales.

(2)	Comparable store sales figures represent sales at retail locations that have been in operation by us for at least twelve full months at the beginning of the period for which such data is presented. As used in this Form 10-K, “retail locations” include stores and leased departments, and exclude locations where Kohl’s sells our products under an exclusive product and license agreement and international franchise locations.

(3)	Based on stores in operation by us during the entire twelve-month period (which does not include leased department or licensed relationships).

(4)	Based on stores in operation by us at the end of the period.

(5)	Based on all retail locations in operation at the end of the period.

(6)	In fiscal 2009, as part of our merchandise brand and store nameplate restructuring, we renamed our single-brand Mimi Maternity stores as A Pea in the Pod, and we renamed our multi-brand Mimi Maternity stores as Destination Maternity.

(7)	Adjusted EBITDA represents operating income (loss) before deduction for the following non-cash charges: (i) depreciation and amortization expense; (ii) loss on impairment of tangible and intangible assets; (iii) (gain) loss on disposal of assets; and (iv) stock-based compensation expense. We have presented Adjusted EBITDA to enhance your understanding of our operating results.

(8)	Other Financial and Balance Sheet Data contain non-GAAP financial measures and ratios within the meaning of the Securities and Exchange Commission’s Regulation G, including: (i) Adjusted EBITDA; (ii) Adjusted EBITDA margin; (iii) Ratio of total debt to Adjusted EBITDA; (iv) Ratio of Adjusted EBITDA to interest expense, net; (v) Adjusted EBITDA before restructuring and other charges; (vi) Adjusted EBITDA margin before restructuring and other charges; (vii) Adjusted net income (loss), before goodwill impairment expense; (viii) Adjusted net income (loss) per share—Diluted, before goodwill impairment expense; (ix) Adjusted net income, before goodwill impairment expense, restructuring and other charges, stock compensation expense and loss on extinguishment of debt; (x) Adjusted net income per share—Diluted, before goodwill impairment expense, restructuring and other charges, stock compensation expense and loss on extinguishment of debt; and (xi) Net debt. We believe that each of these non-GAAP financial measures and ratios provides useful information about our results of operations and/or financial position to both investors and management. Each non-GAAP financial measure and ratio is provided because we believe it is an important measure of financial performance used in the retail industry to measure operating results, to determine the value of companies within the industry and to define standards for borrowing from institutional lenders. We use each of these non-GAAP financial measures and ratios as a measure of the performance of the Company. We provide these non-GAAP financial measures and ratios to investors to assist them in performing their analysis of our historical operating results. The non-GAAP financial measures and ratios included in Other Financial Data reflect a measure of our operating results before consideration of certain charges and consequently, none of these measures and ratios should be construed as an alternative to net income (loss) or operating income (loss) as an indicator of our operating performance, or as an alternative to cash flows from operating activities as a measure of our liquidity, as determined in accordance with generally accepted accounting principles. We may calculate each of these non-GAAP financial measures and ratios differently than other companies. With respect to the non-GAAP financial measures included in Other Financial Data, we have presented below a reconciliation of the non-GAAP financial measures to the most directly comparable GAAP financial measures.

(9)	Net debt represents total debt minus cash and cash equivalents and short-term investments.

Reconciliation of Net Income (Loss) to Adjusted EBITDA

and Adjusted EBITDA Before Restructuring and Other Charges

(in thousands)

(unaudited)

	Year Ended September 30,
	2010	2009	2008	2007	2006
Net income (loss)	$16,829	$(40,682)	$(1,389)	$(393)	$9,102
Add: income tax provision (benefit)	11,253	6,580	(610)	(169)	5,819
Add: interest expense, net	3,300	4,720	6,974	9,848	14,534
Add: loss on extinguishment of debt	51	123	97	9,423	873

Operating income (loss)	31,433	(29,259)	5,072	18,709	30,328
Add: depreciation and amortization expense	12,917	14,982	15,974	16,410	16,118
Add: loss on impairment of long-lived assets	1,865	667	1,628	1,781	2,612
Add: goodwill impairment expense	—	50,389	—	—	—
Add: (gain) loss on disposal of assets	196	(48)	546	(422)	(139)
Add: stock-based compensation expense	1,936	2,031	2,281	2,101	2,796

Adjusted EBITDA	48,347	38,762	25,501	38,579	51,715
Add: restructuring and other charges (1)	5,658	1,429	3,216	—	—

Adjusted EBITDA before restructuring and other charges	$54,005	$40,191	$28,717	$38,579	$51,715

Adjusted EBITDA margin	9.1%	7.3%	4.5%	6.6%	8.6%
Adjusted EBITDA margin before restructuring and other charges	10.2%	7.6%	5.1%	6.6%	8.6%

(1)	Excludes accelerated depreciation expense of $128 and $245 for the years ended September 30, 2009 and 2008, respectively, included in depreciation and amortization expense above. See “Restructuring and Other Charges” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for a detailed description of these charges.

Reconciliation of Net Income (Loss) to Adjusted Net Income (Loss), Before Goodwill

Impairment Expense and Adjusted Net Income, Before Goodwill Impairment Expense,

Restructuring and Other Charges, Stock Compensation Expense and Loss on

Extinguishment of Debt and Net Income (Loss) Per Share—Diluted to Adjusted Net Income

(Loss) Per Share—Diluted, Before Goodwill Impairment Expense and Adjusted Net Income

Per Share—Diluted, Before Goodwill Impairment Expense, Restructuring and Other

Charges, Stock Compensation Expense and Loss on Extinguishment of Debt

(in thousands, except per share amounts)

(unaudited)

	Year Ended September 30,
	2010	2009	2008	2007	2006
Net income (loss), as reported	$16,829	$(40,682)	$(1,389)	$(393)	$9,102
Add: goodwill impairment expense, net of tax	—	50,389	—	—	—

Adjusted net income (loss), before goodwill impairment expense	16,829	9,707	(1,389)	(393)	9,102
Add: restructuring and other charges, net of tax	3,514	968	2,171	—	—
Add: stock compensation expense, net of tax	1,210	1,253	1,430	1,282	1,706
Add: loss on extinguishment of debt, net of tax	32	76	61	5,748	533

Adjusted net income, before goodwill impairment expense, restructuring and other charges, stock compensation expense and loss on extinguishment of debt	$21,585	$12,004	$2,273	$6,637	$11,341

Net income (loss) per share—Diluted, as reported	$2.65	$(6.79)	$(0.23)	$(0.07)	$1.63

Average shares outstanding—Diluted, as reported (1)	6,346	5,992	5,924	5,802	5,591

Adjusted net income (loss) per share—Diluted, before goodwill impairment expense	$2.65	$1.60	$(0.23)	$(0.07)	$1.63

Average shares outstanding—Diluted (1)	6,346	6,067	5,924	5,802	5,591

Adjusted net income per share—Diluted, before goodwill impairment expense, restructuring and other charges, stock compensation expense and loss on extinguishment of debt	$3.40	$1.98	$0.38	$1.08	$2.03

Average shares outstanding—Diluted (1)	6,346	6,067	6,048	6,135	5,591

(1)	For fiscal years with net loss or adjusted net loss, diluted shares reflect the elimination of the dilutive impact of outstanding stock options and warrants and restricted stock.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion should be read in conjunction with the consolidated financial statements and their related notes included elsewhere in this report.

We are the leading designer and retailer of maternity apparel in the United States with 1,725 retail locations, including 698 stores in all 50 states, Puerto Rico, Guam and Canada, and 1,027 leased departments located within department stores and baby specialty stores throughout the United States. We are also the exclusive provider of maternity apparel to Kohl’s, which operates approximately 1,089 stores throughout the United States. During fiscal 2010, we operated our stores under the Motherhood Maternity, A Pea in the Pod and Destination Maternity retail nameplates. We are the exclusive maternity apparel provider in each of our leased department relationships. As previously announced, in February 2011 we will significantly expand our leased department relationship with Macy’s from our current 115 Macy’s locations to over 615 Macy’s locations throughout the United States, offering a mix of Motherhood Maternity and A Pea in the Pod branded merchandise. We also are expanding internationally and have entered into exclusive store franchise and product supply relationships in the Middle East and India. As of September 30, 2010, we have 31 international franchised locations, comprised of eight stand-alone stores in the Middle East operated under one of our retail nameplates, and 23 shop-in-shop locations in India in which we have a Company branded department operated under the Mom & Me retail nameplate owned by our India franchise partner. Finally, we also sell merchandise on the Internet, primarily through DestinationMaternity.com and our various brand-specific websites. We design and contract manufacture approximately 90% of the merchandise we sell using sewing factories located throughout the world, predominantly outside of the United States. Substantially all of the merchandise produced outside of the United States is paid for in U.S. dollars.

Results of Operations

The following table sets forth certain operating data from our consolidated statements of operations as a percentage of net sales and as a percentage change for the periods indicated:

	% of Net Sales (1)			% Period to Period Favorable (Unfavorable)
	Year Ended September 30,			Year Ended September 30,
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
Net sales	100.0%	100.0%	100.0%	(0.0)%	(5.9)%
Cost of goods sold (2)	45.2	46.8	49.9	3.3	11.8

Gross profit	54.8	53.2	50.1	2.9	(0.1)
Selling, general and administrative expenses (3)	47.4	48.9	48.1	3.0	4.4
Store closing, asset impairment and asset disposal expenses	0.4	0.1	0.5	(325.7)	81.6
Restructuring and other charges	1.1	0.3	0.6	(263.4)	55.0
Goodwill impairment expense	—	9.5	—	100.0	N.M.

Operating income (loss)	5.9	(5.5)	0.9	207.4	N.M.
Interest expense, net	0.6	0.9	1.2	30.1	32.3
Loss on extinguishment of debt	0.0	0.0	0.0	58.5	(26.8)

Income (loss) before income taxes	5.3	(6.4)	(0.4)	182.3	N.M.
Income tax provision (benefit)	2.1	1.2	(0.1)	(71.0)	N.M.

Net income (loss)	3.2%	(7.7)%	(0.2)%	141.4	N.M.

N.M.—Not meaningful

(1)	Components may not add to total due to rounding.

(2)	The “cost of goods sold” line item includes: merchandise costs (including customs duty expenses), expenses related to inventory shrinkage, product related corporate expenses (including expenses related to our payroll, benefit costs and operating expenses of our buying departments), inventory reserves (including lower of cost or market reserves), inbound freight charges, purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs, and the other costs of our distribution network.

(3)	The “selling, general and administrative expenses” line item includes: advertising and marketing expenses, corporate administrative expenses, and store expenses (including store payroll and store occupancy expenses).

The following tables set forth certain information regarding the number of our retail locations and international franchised locations, for the fiscal years indicated. Retail locations include stores and leased maternity apparel departments and exclude locations where Kohl’s sells our products under an exclusive product and license agreement and international franchised locations.

	Year Ended September 30,
	2010			2009			2008
Retail Locations (1)	Stores	Leased Departments	Total Retail Locations	Stores	Leased Departments	Total Retail Locations	Stores	Leased Departments	Total Retail Locations
Beginning of period	724	360	1,084	754	278	1,032	781	795	1,576
Opened	11	680	691	13	85	98	28	7	35
Closed	(37)	(13)	(50)	(43)	(3)	(46)	(55)	(524)	(579)

End of period	698	1,027	1,725	724	360	1,084	754	278	1,032

(1)	Excludes international franchised locations.

	Year Ended September 30,
	2010			2009			2008
International Franchised Locations	Stores	Shop-in-Shop Locations	Total International Franchised Locations	Stores	Shop-in-Shop Locations	Total International Franchised Locations	Stores	Shop-in-Shop Locations	Total International Franchised Locations
Beginning of period	1	7	8	—	—	—	—	—	—
Opened	7	16	23	1	7	8	—	—	—

End of period	8	23	31	1	7	8	—	—	—

Year Ended September 30, 2010 Compared to Year Ended September 30, 2009

Net Sales.    Our net sales for fiscal 2010 decreased by approximately $0.1 million, to $531.2 million from $531.3 million for fiscal 2009. Comparable retail sales (which consists of comparable store sales and Internet sales) decreased 3.4% during fiscal 2010 versus a comparable retail sales decrease of 4.6% during fiscal 2009. During fiscal 2010, comparable store sales decreased 5.1%, based on 915 retail locations, and Internet sales increased 32.3%. During fiscal 2009, comparable store sales decreased 4.3%, based on 915 retail locations, and Internet sales decreased 8.7%. The slight decrease in total reported sales for fiscal 2010 compared to fiscal 2009 resulted primarily from the decrease in comparable store sales, offset by increased sales due to the re-launch of the exclusive Two Hearts Maternity collection in Sears and Kmart stores in October 2009, and increased Internet and international sales.

As of September 30, 2010, we operated a total of 698 stores and 1,027 total retail locations: 567 Motherhood Maternity stores (including 84 Motherhood Maternity Outlet stores), 56 A Pea in the Pod stores, 75 Destination Maternity stores, and 1,027 leased maternity apparel departments, of which 670 were in Sears and Kmart stores under the Two Hearts brand and the balance were in other department stores and baby specialty stores, primarily under the Motherhood brand. In addition, our Oh Baby by Motherhood collection is available at Kohl’s stores throughout the United States. In comparison, as of September 30, 2009, we operated a total of 724 stores and 1,084 total retail locations: 591 Motherhood Maternity stores (including 86 Motherhood Maternity Outlet stores), 67 A Pea in the Pod stores, 66 Destination Maternity stores, and 360 leased maternity apparel departments. The increase in leased department locations at the end of September 2010 versus the end of September 2009 predominantly reflects the opening of 623 Sears and Kmart leased department locations in connection with the October 2009 re-launch of the Two Hearts Maternity collection and the opening of an additional 49 Kmart leased department locations in September 2010. As of September 30, 2010, our store total included 75 Destination Maternity multi-brand stores, including 49 Destination Maternity combo stores and 26 Destination Maternity superstores. In comparison, as of September 30, 2009, we operated 66 Destination Maternity multi-brand stores, including 44 Destination Maternity combo stores and 22 Destination Maternity superstores. During fiscal 2010, we opened 11 stores, including 9 Destination Maternity stores, and closed 37 stores, with 22 of these store closings related to Destination Maternity store openings. In addition, during fiscal 2010, we opened 680 leased department locations and closed 13 leased department locations.

Gross Profit.    Our gross profit for fiscal 2010 increased by 2.9%, or approximately $8.2 million, to $291.0 million compared to $282.8 million for fiscal 2009, and our gross profit as a percentage of net sales (gross margin) for fiscal 2010 was 54.8% compared to 53.2% for fiscal 2009. The increase in gross profit and gross margin for fiscal 2010 compared to fiscal 2009 was primarily due to higher merchandise gross margin from reduced product costs and lower product overhead costs, partially offset by increased markdown levels.

Selling, General and Administrative Expenses.    Our selling, general and administrative expenses for fiscal 2010 decreased by 3.0%, or $7.9 million, to $251.7 million from $259.6 million for fiscal 2009. As a percentage of net sales, selling, general and administrative expenses for fiscal 2010 decreased to 47.4% compared to 48.9% for fiscal 2009. This decrease in expense resulted primarily from lower payroll and employee benefits costs, lower depreciation expense and lower variable incentive compensation expense, partially offset by increased marketing and advertising expense.

Store Closing, Asset Impairment and Asset Disposal Expenses.    Our store closing, asset impairment and asset disposal expenses for fiscal 2010 increased by approximately $1.8 million, to $2.3 million from $0.5 million for fiscal 2009. We incurred impairment charges for write-downs of long-lived assets of $1.9 million for fiscal 2010, as compared to $0.7 million for fiscal 2009. We incurred charges relating to store closings and other asset disposals of approximately $0.4 million for fiscal 2010, as compared to $0.1 million for fiscal 2009. Fiscal 2009 also included a gain of $0.3 million from the sale of the remaining Costa Rica facility acquired in a fiscal 2002 business purchase.

Restructuring and Other Charges.    In fiscal 2010, we incurred pretax expense of $5.7 million compared to $1.6 million for fiscal 2009, primarily from our strategic restructuring and cost reduction initiatives, and our management transition. See “Restructuring and Other Charges” in this Item 7 below for a detailed description of these charges.

Goodwill Impairment Expense.    We recorded non-cash goodwill impairment charges of $50.4 million in fiscal 2009 to reflect the full impairment of our goodwill based on the results of the impairment analysis performed in fiscal 2009. See Note 5 of the Notes to Consolidated Financial Statements, included elsewhere in this report, for additional discussion.

Operating Income (Loss).    We had operating income of $31.4 million for fiscal 2010 compared to a loss of $29.3 million for fiscal 2009, which included the goodwill impairment expense. Our operating income for fiscal 2010 of $31.4 million was $10.3 million higher than the operating income of $21.1 million for fiscal 2009, before goodwill impairment expense. Operating income, before goodwill impairment expense, as a percentage of net sales for fiscal 2010 increased to 5.9% from 4.0% for fiscal 2009. The increase in operating income and operating income percentage, before goodwill impairment expense, was primarily due to our higher gross profit and lower selling, general and administrative expenses, partially offset by higher restructuring and other charges, and higher store closing, asset impairment, and asset disposal expenses.

Interest Expense, Net.    Our net interest expense for fiscal 2010 decreased by 30.1%, or $1.4 million, to $3.3 million from $4.7 million in fiscal 2009. This decrease was due to our lower debt level, primarily as a result of the $11.0 million of Term Loan prepayments we made in fiscal 2010 and the $20.0 million of Term Loan prepayments we made in fiscal 2009, and to a much lesser extent, lower interest rates. During fiscal 2010 and 2009, our average daily level of direct borrowings under our credit facility was $0.4 million and $0.2 million, respectively. We did not have any direct borrowings outstanding under our credit facility as of September 30, 2010.

Loss on Extinguishment of Debt.    During fiscal 2010, we prepaid $11.0 million principal amount of our outstanding Term Loan, which resulted in pretax charges of $51,000, representing the write-off of unamortized deferred financing costs. During fiscal 2009, we prepaid $20.0 million principal amount of our outstanding Term Loan, which resulted in pretax charges totaling $123,000.

Income Taxes.    For fiscal 2010 our effective income tax rate was 40.1%. For fiscal 2009 our income before taxes, before goodwill impairment expense, was $16.3 million and our effective income tax rate was a provision of 40.4%. There was no tax benefit associated with our $50.4 million of goodwill impairment expense in fiscal 2009. Our income tax rates for fiscal 2010 and fiscal 2009 reflect the effect of additional income tax expense (including interest and penalties) recognized as required by the accounting standard for uncertain income tax positions. Additionally, our income tax rates for both fiscal 2010 and fiscal 2009 reflect the effects of certain minimum state tax requirements, partially offset by allowable federal tax credits. See Note 15 of the Notes to Consolidated Financial Statements, included elsewhere in this report, for the reconciliation of the statutory federal income tax rate to our effective tax rate.

Net Income (Loss).    Net income for fiscal 2010 was $16.8 million, or $2.65 per share (diluted), compared to net loss of $(40.7) million for fiscal 2009, or $(6.79) per share (diluted). Net income for fiscal 2010 includes (net of tax) restructuring and other charges of $3.5 million, stock compensation expense of $1.2 million and loss on extinguishment of debt of approximately $0.1 million. Net loss for fiscal 2009 includes (net of tax) goodwill impairment expense of $50.4 million, restructuring and other charges of $1.0 million, stock compensation expense of approximately $1.2 million and loss on extinguishment of debt of $0.1 million. Before goodwill impairment expense, restructuring and other charges, stock compensation expense and loss on extinguishment of debt, our fiscal 2010 net income was $21.6 million or $3.40 per share (diluted) compared to $12.0 million or $1.98 per share (diluted) for fiscal 2009.

Our average diluted shares outstanding of 6,346,000 for fiscal 2010 was 5.9% higher than the 5,992,000 average shares outstanding (basic and diluted) for fiscal 2009. The increase in average shares outstanding reflects the dilutive impact of outstanding stock options and restricted stock for fiscal 2010 and, to a lesser extent, the higher shares outstanding in fiscal 2010 compared to fiscal 2009, primarily as a result of the exercise of stock options and vesting of restricted stock. There is no dilutive impact of outstanding stock options and restricted stock in fiscal 2009 due to the reported net loss. Had we reported a profit for fiscal 2009, the weighted average number of dilutive shares outstanding for computation of diluted earnings per share (“Diluted EPS”) would have been approximately 6,067,000.

Following is a reconciliation of net income (loss) and net income (loss) per share (basic) to net income and net income per share (diluted) before goodwill impairment expense, restructuring and other charges, stock compensation expense and loss on extinguishment of debt for the years ended September 30, 2010 and 2009 (in thousands, except per share amounts):

	Year Ended September 30, 2010			Year Ended September 30, 2009
	Net Income	Shares	EPS	Net Income (Loss)	Shares	EPS
As reported	$16,829	6,152	$2.74	$(40,682)	5,992	$(6.79)
Goodwill impairment expense, net of tax	—	—		50,389	—
Restructuring and other charges, net of tax	3,514	—		968	—
Stock compensation expense, net of tax	1,210	—		1,253	—
Loss on extinguishment of debt, net of tax	32	—		76	—
Incremental shares from the assumed lapse of restrictions on restricted stock awards	—	35		—	16
Incremental shares from the assumed exercise of outstanding stock options	—	159		—	59

As adjusted before goodwill impairment expense, restructuring and other charges, stock compensation expense and loss on extinguishment of debt	$21,585	6,346	$3.40	$12,004	6,067	$1.98

Year Ended September 30, 2009 Compared to Year Ended September 30, 2008

Net Sales.    Our net sales for fiscal 2009 decreased by 5.9%, or approximately $33.3 million, to $531.3 million from $564.6 million for fiscal 2008. Comparable retail sales decreased 4.6% during fiscal 2009 versus a comparable retail sales increase of 0.9% during fiscal 2008. During fiscal 2009, comparable store sales decreased 4.3%, based on 915 retail locations, and Internet sales decreased 8.7%. During fiscal 2008, comparable store sales increased 0.2%, based on 820 locations, and Internet sales increased 15.9%. The decrease in sales versus fiscal 2008 resulted primarily from the decrease in comparable store sales and the decrease in Sears leased department sales due to the closure of all of the remaining leased departments within Sears stores during June 2008. In October 2009 we re-launched our Two Hearts Maternity collection at over 600 Sears and Kmart locations.

As of September 30, 2009, we operated a total of 724 stores and 1,084 total retail locations: 591 Motherhood Maternity stores (including 86 Motherhood Maternity Outlet stores), 67 A Pea in the Pod stores, 66 Destination Maternity stores, and 360 leased maternity apparel departments, which were primarily under the Motherhood brand. In addition, our Oh Baby by Motherhood collection is available at Kohl’s stores throughout the United States. In comparison, as of September 30, 2008, we operated a total of 754 stores and 1,032 total retail locations: 616 Motherhood Maternity stores (including 87 Motherhood Maternity Outlet stores), 89 Mimi Maternity stores, 30 A Pea in the Pod stores, 19 Destination Maternity superstores, and 278 leased maternity apparel departments. As of September 30, 2009, our store total included 66 Destination Maternity multi-brand stores, including 44 Destination Maternity combo stores and 22 Destination Maternity superstores. In comparison, as of September 30, 2008, we operated 64 multi-brand stores, including 19 Destination Maternity superstores, with the remaining multi-brand stores under the Mimi Maternity brand. The increase in leased department locations at the end of September 2009 versus the end of September 2008 predominantly reflects the opening of an additional 69 Babies“R”Us leased department locations in January 2009 and February 2009. During fiscal 2009, we opened 13 stores, including 5 Destination Maternity stores, and closed 43 stores, with 8 of these store closings related to Destination Maternity store openings. In addition, during fiscal 2009, we opened 85 leased department locations and closed 3 leased department locations.

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

Restructuring and Other Charges.    In fiscal 2009, we incurred pretax expense of $1.6 million from our restructuring and cost reduction initiatives compared to $0.9 million in fiscal 2008. In fiscal 2008 we also recognized a $2.5 million charge in connection with the retirement of our Former CEO (as defined below). The charge reflects benefit costs and payroll taxes related to an amendment to the executive’s supplemental retirement agreement with us. See “Restructuring and Other Charges” in this Item 7 above for a detailed description of these charges.

Goodwill Impairment Expense.    We recorded non-cash goodwill impairment charges of $50.4 million in fiscal 2009 to reflect the full impairment of our goodwill based on the results of the impairment analysis performed in fiscal 2009. See Note 5 of the Notes to Consolidated Financial Statements, included elsewhere in this report, for additional discussion.

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

Net Loss.    Net loss for fiscal 2009 was $(40.7) million, or $(6.79) per share (diluted), compared to net loss of $(1.4) million for fiscal 2008, or $(0.23) per share (diluted). Net loss for fiscal 2009 includes (net of tax) the goodwill impairment charges of $50.4 million, restructuring and other charges of $1.0 million, stock compensation expense of approximately $1.2 million and loss on extinguishment of debt of $0.1 million. Net loss for fiscal 2008 includes (net of tax) restructuring and other charges of $2.2 million, stock compensation expense of $1.4 million and loss on extinguishment of debt of $0.1 million. Before the goodwill impairment expense, restructuring and other charges, stock compensation expense and loss on extinguishment of debt, our net income was $12.0 million or $1.98 per share (diluted), compared to $2.3 million or $0.38 per share (diluted) for fiscal 2008.

Our average shares outstanding (basic and diluted) of 5,992,000 shares for fiscal 2009 was 1.1% higher than the 5,924,000 average shares outstanding (basic and diluted) for fiscal 2008. The increase in average shares outstanding reflects higher shares outstanding in fiscal 2009 compared to fiscal 2008, as a result of vesting of restricted stock awards and stock option exercises. There is no difference between basic and diluted shares outstanding for both fiscal 2009 and fiscal 2008, as a result of the elimination of the dilutive impact of outstanding stock options and restricted stock, due to the net loss in both fiscal 2009 and fiscal 2008. Had we reported a profit for fiscal 2009 and fiscal 2008, the weighted average number of dilutive shares outstanding for computation of Diluted EPS would have been approximately 6,067,000 and 6,048,000, respectively.

Following is a reconciliation of net loss and net loss per share (diluted) to net income and net income per share (diluted) before goodwill impairment expense, restructuring and other charges, stock compensation expense and loss on extinguishment of debt for the years ended September 30, 2009 and 2008 (in thousands, except per share amounts):

	Year Ended September 30, 2009			Year Ended September 30, 2008
	Net Income (Loss)	Shares	EPS	Net Income (Loss)	Shares	EPS
As reported	$(40,682)	5,992	$(6.79)	$(1,389)	5,924	$(0.23)
Goodwill impairment expense, net of tax	50,389	—		—	—
Restructuring and other charges, net of tax	968	—		2,171	—
Stock compensation expense, net of tax	1,253	—		1,430	—
Loss on extinguishment of debt, net of tax	76	—		61	—
Incremental shares from the assumed lapse of restrictions on restricted stock awards	—	16		—	22
Incremental shares from the assumed exercise of outstanding stock options	—	59		—	102

As adjusted before goodwill impairment expense, restructuring and other charges, stock compensation expense and loss on extinguishment of debt	$12,004	6,067	$1.98	$2,273	6,048	$0.38

Restructuring and Other Charges

On July 1, 2008, we announced that we were streamlining our merchandise brands and store nameplates and implementing cost reductions in order to simplify our business model, reduce overhead costs and improve and tighten our merchandise assortments. Pursuant to the strategic restructuring, we rebranded our Mimi Maternity merchandise brand under our A Pea in the Pod brand beginning with the Spring 2009 collection, which initially debuted in November 2008. We also streamlined our store nameplates, which began in November 2008, by renaming our single-brand Mimi Maternity stores as A Pea in the Pod, and by renaming our multi-brand Mimi Maternity stores as Destination Maternity. In connection with the strategic restructuring we also reduced our corporate and field management headcount, and during fiscal 2009 and fiscal 2010 we implemented actions to achieve further cost reductions. The objectives of our restructuring and cost reduction program are to improve and simplify critical processes, consolidate activities and infrastructure, and reduce our expense structure. We have substantially completed the planned activities of the initiatives and incurred approximately $3.9 million of pretax expense substantially related to these initiatives in fiscal 2010, primarily for consulting services. We incurred pretax expense of approximately $1.6 million from our restructuring and cost reduction actions in fiscal 2009, consisting of approximately $1.1 million for consulting services related to our cost reduction initiatives, $0.4 million for cash severance expense and severance-related benefits, and approximately $0.1 million of non-cash expense for accelerated depreciation of existing store signs resulting from planned store signage changes. These initiatives resulted in approximate pretax savings of $12 million in fiscal 2009, with incremental pretax savings of approximately $11 million in fiscal 2010. We project total annualized pretax savings of approximately $27 to $30 million in fiscal 2011 as a result of our cost reduction initiatives, which includes the savings realized in fiscal 2009 plus the incremental savings in fiscal 2010.

In connection with the retirement of Dan Matthias, our former Chief Executive Officer (“Former CEO”), effective September 30, 2008, we recognized pretax expense of $2.5 million in the fourth quarter of fiscal 2008. The charge reflects benefit costs and payroll taxes related to an amendment to the executive’s supplemental retirement agreement with us. Subsequent to his retirement, our Former CEO continued to serve us as non-executive Chairman of the Board and is available to our CEO in a consulting capacity, for which our Former CEO is being paid an annual retainer of $200,000 through September 2012. In November 2009, our Former CEO entered into a letter agreement with us, which confirmed that he would not seek reelection to the Board of Directors after the expiration of his term in January 2010. The agreement does not change the terms of payment under his annual retainer for advisory services, however we incurred a pretax charge of approximately $0.6 million in fiscal 2010, representing the amount due for the remaining term of the advisory arrangement.

In connection with the retirement of Rebecca Matthias, our former President and Chief Creative Officer, at the end of fiscal 2010, we incurred a pretax charge of approximately $0.9 million in fiscal 2010. The charge reflects benefit costs related to an amendment to the executive’s supplemental retirement agreement with us.

In connection with the May 2010 hiring, and subsequent August 2010 resignation, of a candidate as our new President, we incurred pretax charges of approximately $0.3 million in fiscal 2010, primarily related to executive recruiting costs.

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

Cash and cash equivalents increased by $4.0 million during fiscal 2010 compared to an increase of $8.5 million during fiscal 2009.

Cash provided by operations of $26.0 million for fiscal 2010 decreased by approximately $16.5 million from $42.5 million for fiscal 2009. This decrease in cash provided by operations versus the prior year was primarily the result of working capital changes that used cash in fiscal 2010 compared to providing a significant amount of cash in fiscal 2009, partially offset by higher net income in fiscal 2010 compared to net income before non-cash goodwill impairment expense in fiscal 2009. The working capital changes were primarily (i) a modest increase in inventories in fiscal 2010, primarily related to the expansion into additional Sears and Kmart leased department locations, versus a significant decrease in inventories in fiscal 2009, which reflected our efforts to reduce our inventory levels in fiscal 2009, (ii) an increase in trade receivables in fiscal 2010 compared to the slight fiscal 2009 decrease, which primarily reflects timing of collections for licensed relationship sales and (iii) an increase in prepaid expenses and other current assets in fiscal 2010, compared to a decrease in fiscal 2009, which primarily reflects higher tenant improvement allowances due from landlords in fiscal 2010 and the receipt in fiscal 2009 of a $1.5 million federal income tax refund.

During fiscal 2010 we used cash provided by operations primarily to fund repayments of long-term debt and to pay for capital expenditures. Our repayments of long-term debt in fiscal 2010 consisted predominately of $11.0 million of prepayments of our Term Loan, including a $5.8 million prepayment required under the annual excess cash flow provision of the Term Loan. For fiscal 2010 we spent $10.4 million on capital expenditures, including $6.3 million for leasehold improvements, fixtures and equipment principally for new store facilities, as well as improvements to existing stores, and $4.1 million for our information systems and distribution and corporate facilities.

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

We have in place an agreement (the “Term Loan Agreement”) for a senior secured Term Loan B, which matures on March 13, 2013 (the “Term Loan”), the proceeds of which were used to redeem the remaining principal amount of our then outstanding 11 1/4% senior notes in April 2007. The interest rate on the Term Loan is equal to, at our election, either (i) the prime rate plus 1.00%, or (ii) a LIBOR rate plus an applicable margin. The applicable margin was initially fixed at 2.50% through and including the fiscal quarter ended September 30, 2007. Thereafter, the applicable margin for LIBOR rate borrowings is either 2.25% or 2.50%, depending on our Consolidated Leverage Ratio (as defined in the Term Loan Agreement). Based upon our applicable quarterly Consolidated Leverage Ratios, the applicable margin for LIBOR rate borrowings was 2.50% prior to December 30, 2009 and has been reduced to 2.25% effective from December 30, 2009. We are required to make minimum repayments of the principal amount of the Term Loan in quarterly installments of $225,000 each. We are also required to make an annual principal repayment equal to 25% or 50% of Excess Cash Flow (as defined in the Term Loan Agreement) in excess of $5.0 million for each fiscal year, with the 25% or 50% factor depending on our Consolidated Leverage Ratio. The effect of any non-cash goodwill impairment charges is excluded from the calculation of Excess Cash Flow under our Term Loan Agreement. The required principal repayment for fiscal 2010, which was calculated based on the 25% factor, is $2.6 million and is due in December 2010. The required principal repayment for fiscal 2009, which was calculated based on the 25% factor, was $5.8 million and was paid in December 2009. Additionally, the Term Loan can be prepaid at our option, in part or in whole, at any time without any prepayment premium or penalty. For fiscal 2010 we made the following prepayments: $6.0 million in the first quarter, including a $5.8 million prepayment required under the annual excess cash flow provision of the Term Loan, and $5.0 million in the third quarter. For fiscal 2009 we made the following prepayments: $10.0 million in the first quarter, including a $0.6 million prepayment required under the annual excess cash flow provision of the Term Loan, $5.0 million in the third quarter and $5.0 million in the fourth quarter. At September 30, 2010, our indebtedness under the Term Loan Agreement was $42.9 million.

The Term Loan is secured by a security interest in our accounts receivable, inventory, real estate interests, letter of credit rights, cash, intangibles and certain other assets. The security interest granted to the Term Loan lenders is, in certain respects, subordinate to the security interest granted to the credit facility lender. The Term Loan Agreement imposes certain restrictions on our ability to, among other things, incur additional indebtedness, pay dividends, repurchase stock, and enter into other various types of transactions. The Term Loan Agreement also contains quarterly financial covenants that require us to maintain a specified maximum permitted Consolidated Leverage Ratio and a specified minimum permitted Consolidated Interest Coverage Ratio (as defined in the Term Loan Agreement). Since the inception of the Term Loan Agreement we have been in compliance with all covenants of our Term Loan Agreement.

In order to mitigate our floating rate interest risk on the variable rate Term Loan, we entered into an interest rate swap agreement with the agent bank for the Term Loan that commenced on April 18, 2007, the date the Term Loan proceeds were received, and expires on April 18, 2012. The interest rate swap agreement enables us to effectively convert an amount of the Term Loan (equal to the notional amount of the interest rate swap) from a floating interest rate (LIBOR plus 2.50% prior to December 30, 2009, reduced to LIBOR plus 2.25% effective from December 30, 2009, based on our specified leverage ratios), to a fixed interest rate (7.50% prior to December 30, 2009, reduced to 7.25% effective from December 30, 2009, based on our specified leverage ratios). The notional amount of the interest rate swap was $75.0 million at the inception of the swap agreement and decreases over time to a notional amount of $5.0 million at the expiration date (April 18, 2012). The notional amount of the swap was $27.5 million as of September 30, 2010 and over the next eighteen months decreases as follows: to $20.0 million starting October 18, 2010; to $12.5 million starting April 18, 2011; and to $5.0 million starting October 18, 2011.

We also have in place a $65.0 million revolving credit facility (the “Credit Facility”), which matures on March 13, 2012. There are no financial covenant requirements under the Credit Facility provided that Excess Availability (as defined in the related Credit Facility agreement) does not fall below 10% of the Borrowing Base (as defined in the related Credit Facility agreement). If Excess Availability were to fall below 10% of the Borrowing Base, we would be required to meet a specified minimum Fixed Charge Coverage Ratio (as defined in the related Credit Facility agreement). During all of fiscal 2010 and fiscal 2009, we exceeded the minimum requirements for Excess Availability under the Credit Facility.

As of September 30, 2010, we had no outstanding borrowings under the Credit Facility and $11.1 million in letters of credit, with $42.9 million of availability under our credit line based on our Borrowing Base formula, compared to no outstanding borrowings and $11.5 million in letters of credit, with $36.0 million of availability under our credit line as of September 30, 2009. Borrowings under the Credit Facility as of September 30, 2010 would have borne interest at a rate of between approximately 1.26% and 3.25% per annum. During fiscal 2010 and 2009, our average level of direct borrowings under the Credit Facility was $0.4 million and $0.2 million, respectively, and our maximum borrowings at any time were $6.2 million and $5.5 million, respectively. We may have borrowings under our Credit Facility during certain periods of fiscal 2011, reflecting seasonal and other timing variations in cash flow.

We have $2.2 million outstanding under an Industrial Revenue Bond (“IRB”) at September 30, 2010. The IRB has a variable interest rate that may be converted to a fixed interest rate at our option. At any time prior to conversion to a fixed interest rate structure, bondholders may put all or part of the IRB back to us upon notice to the bond trustee, after which the remarketing agent would attempt to resell the put portion of the IRB. If the remarketing agent is unsuccessful in reselling the put portion of the IRB, the bond trustee may then draw on a letter of credit issued under the Credit Facility to repay the bondholders. We are unaware of any intention on the part of any bondholder to put all or any part of the IRB, and the letter of credit issued to secure the bonds has never been drawn upon. In the event that the bondholders put the bonds back to us and the remarketing agent fails to resell the bonds, which we believe is unlikely, we expect the acceleration of the payment of the bonds would not have a material adverse effect on our financial position or liquidity.

In March 2007, we entered into the Supplemental Executive Retirement Agreements (the “SERP Agreements”) with Dan and Rebecca Matthias (the “SERP Executives”). In May 2008, we entered into (i) a Letter Agreement with the SERP Executives and the trustee (the “Trustee”) for a grantor trust, which was established for the purpose of accumulating assets in anticipation of our payment obligations under the SERP Agreements (the “Grantor Trust”), and (ii) an amendment to the Grantor Trust agreement with the Trustee (collectively the “Agreements”). The Agreements amended the SERP Agreements and the Grantor Trust agreement to allow us to deliver an irrevocable standby letter of credit to the Trustee (the “SERP Letter of Credit”) in an amount equal to our then current funding obligation under the SERP Agreements, which was $3.9 million as of May 20, 2008. The amendments affected by the Agreements also allow for the issuance, from time to time, of SERP Letters of Credit, or the increase of size of a SERP Letter of Credit already held by the Trustee, in lieu of any deposit to the Grantor Trust otherwise required in the future. In addition, the Agreements permit us, from time to time at our sole discretion, to reduce the size of any SERP Letter of Credit issued to the Trustee, so long as we contemporaneously fund the Grantor Trust with an amount of cash equal to the amount of the reduction of the SERP Letter of Credit. In October 2008, we increased the SERP Letter of Credit issued to the Trustee to a total of $6.8 million, in lieu of deposits to the Grantor Trust, in connection with additional vesting of the SERP Executives’ benefits. In fiscal 2009, we reduced the SERP Letter of Credit by $1.6 million to a total of $5.2 million, in connection with SERP benefit payments. In fiscal 2010, we increased the SERP Letter of Credit by approximately $1.4 million, in connection with additional vesting of the SERP Executives’ benefits, and we reduced the SERP Letter of Credit by $0.9 million, in connection with SERP benefit payments. In December 2009, in connection with the additional vesting and scheduled payment of SERP Executives’ benefits in 2010, we made a partial cash contribution to the Grantor Trust of $1.5 million, and contemporaneously reduced the SERP Letter of Credit by $1.5 million. As of September 30, 2010, the SERP Letter of Credit was a total of $4.2 million. In October 2010, we reduced the SERP Letter of Credit by $0.3 million to a total of $3.9 million, in connection with an October 2010 SERP benefit payment. Pursuant to a transition agreement with one of the SERP Executives, we will make a lump sum SERP benefit payment of $4.2 million in December 2010.

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

Contractual Obligations and Commercial Commitments

We have entered into agreements that create contractual obligations and commercial commitments. These obligations and commitments will have an impact on future liquidity and the availability of capital resources. The tables below set forth a summary of these obligations and commitments as of September 30, 2010 (in thousands):

Contractual Obligations:

		Payments Due by Period
Description	Total Obligations (1)	Less Than One Year	One to Three Years	Three to Five Years	After Five Years
Long-term debt	$45,161	$5,834	$39,327	$—	$—
Interest related to long-term debt (2)	3,551	1,911	1,640	—	—
Operating leases (3)	216,480	52,617	82,235	45,416	36,212
Purchase obligations (4)	88,133	88,133	—	—	—

Total contractual cash obligations	$353,325	$148,495	$123,202	$45,416	$36,212

(1)	The amounts in this table exclude obligations under employment and retirement agreements. For a discussion of the compensation of our executive officers, see the information contained under the caption “Executive Compensation” in our Proxy Statement, which will be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders expected to be held in the second quarter of fiscal 2011.

(2)	Interest costs on our floating rate long-term debt were estimated using the interest rates in effect as of September 30, 2010. This presentation of interest costs on our floating rate long-term debt includes the effect of our interest rate swap agreement further described above in “Liquidity and Capital Resources.”

(3)	Includes store operating leases, which generally provide for payment of direct operating costs in addition to rent. The amounts reflected include future minimum lease payments and exclude such direct operating costs.

(4)	Our purchase orders with contract manufacturers are cancelable by us at any time prior to our acceptance of the merchandise. Excludes purchase orders for supplies in the normal course of business.

Commercial Commitments:

Description	Total Obligations	Amount of Commitment Per Period
		Less Than One Year	One to Three Years	Three to Five Years	After Five Years
Credit facility (1)	$11,131	$11,131	$—	$—	$—
Other standby letters of credit	—	—	—	—	—

Total commercial commitments	$11,131	$11,131	$—	$—	$—

(1)	Consists of outstanding letter of credit commitments under our credit facility.

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

Inventories.    We value our inventories, which consist primarily of maternity apparel, at the lower of cost or market. Cost is determined on the first-in, first-out method (FIFO) and includes the cost of merchandise, freight, duty and broker fees, as well as applied product related overhead. A periodic review of inventory quantities on hand is performed in order to determine if inventory is properly valued at the lower of cost or market. Factors related to current inventories such as future consumer demand and fashion trends, current aging, current analysis of merchandise based on receipt date, current and anticipated retail markdowns or wholesale discounts, and class or type of inventory are analyzed to determine estimated net realizable values. Criteria utilized by us to determine the net realizable value of our inventories and the related level of required inventory reserves include factors such as the amount of merchandise received within the past twelve months, merchandise received more than one year before with quantities on-hand in excess of twelve months of sales, and merchandise currently selling below cost. A provision is recorded to reduce the cost of inventories to its estimated net realizable value, if required. Inventories as of September 30, 2010 and 2009 totaled $80.7 million and $78.9 million, respectively, representing 39.4% and 40.2% of total assets, respectively. Given the significance of inventories to our consolidated financial statements, the determination of net realizable values is considered to be a critical accounting estimate. Any significant unanticipated changes in the factors noted above could have a significant impact on the value of our inventories and our reported operating results.

Long-Lived Assets.    Our long-lived assets consist principally of store leasehold improvements and furniture and equipment (included in the “property, plant and equipment, net” line item in our consolidated balance sheets) and, to a much lesser extent, patent and lease acquisition costs (included in the “other intangible assets, net” line item in our consolidated balance sheets). These long-lived assets are recorded at cost and are amortized using the straight-line method over the shorter of the lease term or their useful life. Net long-lived assets as of September 30, 2010 and 2009 totaled $59.8 million and $63.8 million, respectively, representing 29.1% and 32.5% of total assets, respectively.

In assessing potential impairment of these assets, we periodically evaluate the historical and forecasted operating results and cash flows on a store-by-store basis. Newly opened stores may take time to generate positive operating and cash flow results. Factors such as (i) store type, that is, Company store or leased department, (ii) store concept, that is, Motherhood, Pea or Destination Maternity, (iii) store location, for example, urban area versus suburb, (iv) current marketplace awareness of our brands, (v) local customer demographic data, (vi) anchor stores within the mall in which our store is located and (vii) current fashion trends are all considered in determining the time frame required for a store to achieve positive financial results, which is assumed to be within two years from the date a store location is opened. If economic conditions are substantially different from our expectations, the carrying value of certain of our long-lived assets may become impaired. As a result of our impairment assessment, we recorded write-downs of long-lived assets of $1.9 million and $0.7 million during fiscal 2010 and fiscal 2009, respectively.

Self-Insurance Reserves.    We are primarily self-insured for most workers’ compensation claims, general liability and automotive liability losses, and for healthcare claims. We have purchased insurance coverage in order to establish certain limits to our exposure on a per claim basis and on an aggregate basis. Self-insurance reserves as of September 30, 2010 and 2009 totaled $4.1 million and $3.2 million, respectively. The estimated reserves for our self-insured liabilities and our reported operating results could be significantly affected if future occurrences and claims differ from the factors noted below.

We determine the estimated reserve required for workers’ compensation claims, general liability and automotive liability losses in each accounting period. This requires that we determine estimates of the costs of claims incurred (including claims incurred but not yet reported) and accrue for such expenses in the period in which the claims are incurred (including claims incurred but not yet reported). Actual workers’ compensation claims, and general liability and automotive liability losses, are reported to us by third party administrators. The third party administrators also report initial estimates of related loss reserves. The open claims and initial loss reserves and estimates of claims incurred but not yet reported are subjected to examination by us utilizing a consistent methodology which involves various assumptions, judgment and other factors. Such factors include, but are not limited to, the probability of settlement, the amount at which settlement can be achieved, the probable duration of the claim, the cost development pattern of the claim and the applicable cost development factor. In addition, we utilize a cooperative arrangement with a number of other companies to assist in managing these insurance risks for certain occurrences prior to March 1, 2010. Based on this arrangement, our expenses could be impacted by the loss history associated with the cooperative as a whole for the years for which we remain a participant. The liabilities associated with claims for workers’ compensation, general liability and automotive liability are measured through the use of actuarial methods to project an estimate of ultimate cost for claims incurred.

The healthcare plans available to our employees are also primarily self-insured. We record an accrual for the estimated amount of self-insured healthcare claims incurred but not yet reported using an actuarial method that applies a development factor to the reported claims amount. The most significant factors that impact the determination of the required accrual are medical cost trends and inflation, employer-employee cost sharing factors, changes in plan benefits, and the historical timing of claims processing. We continually monitor historical experience and cost trends, and accruals are adjusted when warranted by changes in facts and circumstances.

Accounting for Income Taxes.    As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process requires us to estimate our actual current tax exposure (including interest and penalties) together with assessing temporary differences resulting from differing treatment of items, such as depreciation of property and equipment and valuation of inventories, for tax and accounting purposes. We establish reserves for certain tax positions that we believe are supportable, but are potentially subject to successful challenge by the applicable taxing authority. We determine our provision for income taxes based on federal, state and foreign tax laws and regulations currently in effect, some of which have been recently revised. Legislation changes by the states in which we operate, if enacted, could increase our transactions or activities subject to tax. Any such legislation that becomes law could result in an increase in our state income tax expense and our state income taxes paid, which could have a material and adverse effect on our net income or cash flow.

The temporary differences between the book and tax treatment of income and expenses result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income. Actual results could differ from our assessments if adequate taxable income is not generated in future periods. Net deferred tax assets as of September 30, 2010 and 2009 totaled $22.3 million and $21.4 million, respectively, representing 10.9% of total assets at September 30, 2010 and 2009. To the extent we believe that recovery is not more likely than not, we must establish a valuation allowance. To the extent we establish a valuation allowance or change the allowance in a future period, income tax expense will be impacted.

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

New Accounting Pronouncements

In July 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU No. 2010-20 requires enhanced disclosures about the credit quality of financing receivables and the allowance for credit losses, including uncollectible trade accounts receivable. ASU No. 2010-20 is effective for financial statements issued for interim and annual reporting periods ending on or after December 15, 2010. The adoption of the new disclosure requirements of ASU No. 2010-20 is not expected to have any impact on our consolidated financial position or results of operations.

In June 2008, the FASB issued Staff Position (“FSP”) EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. FSP EITF 03-6-1 provides guidance for the calculation of earnings per share under FASB Accounting Standards Codification 260, Earnings Per

Share, for share-based payment awards with rights to dividends or dividend equivalents. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. The adoption of FSP EITF 03-6-1 did not have any impact on our consolidated financial position, results of operations or reported earnings per share.

Inflation

We do not believe that the relatively moderate levels of inflation which have been experienced in the United States in recent years have had a significant effect on our net sales or profitability. However, there can be no assurance that our business will not be affected by inflation in the future.

Forward-Looking Statements

Some of the information in this report, including the information incorporated by reference (as well as information included in oral statements or other written statements made or to be made by us), contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements involve a number of risks and uncertainties. A number of factors could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, but are not limited to: the continuation of economic recovery of the retail industry in general and of apparel purchases in particular, our ability to successfully manage various business initiatives, the success of our international expansion, our ability to successfully manage and retain our leased department and licensed relationships and marketing partnerships, future sales trends in our existing store base and through the Internet, unusual weather patterns, changes in consumer spending patterns, raw material price increases, overall economic conditions and other factors affecting consumer confidence, demographics and other macroeconomic factors that may impact the level of spending for maternity apparel, expense savings initiatives, our ability to anticipate and respond to fashion trends and consumer preferences, unanticipated fluctuations in our operating results, the impact of competition and fluctuations in the price, availability and quality of raw materials and contracted products, availability of suitable store locations, continued availability of capital and financing, our ability to hire and develop senior management and sales associates, our ability to develop and source merchandise, our ability to receive production from foreign sources on a timely basis, potential stock repurchases, potential debt prepayments, changes in market interest rates, war or acts of terrorism and other factors referenced in this report, including those set forth under the caption “Item 1A. Risk Factors.”

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

As of September 30, 2010, we had cash equivalents of $21.5 million and $1.5 million of investments in a grantor trust. Our cash equivalents and investments in the grantor trust consist of money market accounts that bear interest at variable rates. A change in market interest rates earned on our investments impacts the interest income and cash flows, but does not materially impact the fair market value of the financial instruments. Due to the average maturity and conservative nature of our investment portfolio, we believe a sudden change in interest rates would not have a material effect on the value of our investment portfolio. The impact on our future interest income resulting from changes in investment yields will depend largely on the gross amount of our investment portfolio at that time. However, based upon the conservative nature of our investment portfolio and current experience, we do not believe a decrease in investment yields would have a material negative effect on our interest income.

As of September 30, 2010, the principal components of our debt portfolio were the $42.9 million Term Loan and the $65.0 million Credit Facility, both of which are denominated in United States dollars.

Our Credit Facility carries a variable interest rate that is tied to market indices. As of September 30, 2010, we had no direct borrowings and $11.1 million of letters of credit outstanding under our Credit Facility. Borrowings under the Credit Facility would have resulted in interest at a rate between approximately 1.26% and 3.25% per annum as of September 30, 2010. Any future borrowings under the Credit Facility would, to the extent of outstanding borrowings, be affected by changes in market interest rates. A change in market interest rates on the variable rate portion of the debt portfolio impacts the interest expense incurred and cash flows.

The Term Loan carries a variable interest rate that is tied to market indices. The sensitivity analysis as it relates to this portion of our debt portfolio assumes an instantaneous 100 basis point move in interest rates from their levels as of September 30, 2010, with all other variables held constant. The principal amount of the Term Loan was $42.9 million as of September 30, 2010. A 100 basis point increase in market interest rates would result in additional annual interest expense on the Term Loan of approximately $0.4 million. A 100 basis point decline in market interest rates would correspondingly lower our annual interest expense on the Term Loan by approximately $0.4 million.

In order to mitigate our floating rate interest risk on the variable rate Term Loan, we entered into an interest rate swap agreement with the agent bank for the Term Loan that commenced on April 18, 2007. The interest rate swap agreement enables us to effectively convert an amount of the Term Loan (equal to the notional amount of the interest rate swap) from a floating interest rate (LIBOR plus 2.50% prior to December 30, 2009, reduced to LIBOR plus 2.25% effective from December 30, 2009, based on our specified leverage ratios), to a fixed interest rate (7.50% prior to December 30, 2009, reduced to 7.25% effective from December 30, 2009, based on our specified leverage ratios). The notional amount of the interest rate swap was $75.0 million at inception of the swap agreement and decreases over time to a notional amount of $5.0 million at the expiration date (April 18, 2012). The notional amount of the swap was $27.5 million as of September 30, 2010 and over the next twelve months decreases as follows: to $20.0 million starting October 18, 2010; and to $12.5 million starting April 18, 2011. Based on the scheduled swap notional amount during the next 12 months of the swap agreement, a 100 basis point increase in market interest rates would result in interest expense savings for the year of approximately $0.2 million related to the swap agreement. A 100 basis point decline in market interest rates would correspondingly increase our interest expense for the year by approximately $0.2 million related to the swap agreement. Thus, a 100 basis point increase in market interest rates during the next 12 months of the swap agreement would result in additional interest expense for the year of approximately $0.2 million on the Term Loan and swap agreement combined. A 100 basis point decline in market interest rates during the next 12 months of the swap agreement would correspondingly lower our interest expense for the year by approximately $0.2 million on the Term Loan and swap agreement combined.

Based on the limited other variable rate debt included in our debt portfolio as of September 30, 2010, a 100 basis point increase in interest rates would result in additional interest incurred for the year of less than $0.1 million. A 100 basis point decrease in interest rates would correspondingly lower our interest expense for the year by less than $0.1 million.

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

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to our management on a timely basis to allow decisions regarding required disclosure. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2010, these controls and procedures were effective.

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

Management assessed the Company’s internal control over financial reporting as of September 30, 2010, the end of the Company’s fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and the Company’s overall control environment.

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

(b)    Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Destination Maternity Corporation:

We have audited Destination Maternity Corporation’s internal control over financial reporting as of September 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Destination Maternity Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting presented above. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Destination Maternity Corporation maintained, in all material respects, effective internal control over financial reporting as of September 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Destination Maternity Corporation and subsidiaries as of September 30, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows for each of the years in the three-year period ended September 30, 2010 and the related financial statement schedule, and our report dated December 14, 2010 expressed an unqualified opinion on those consolidated financial statements and the related financial statement schedule.

/s/ KPMG LLP

Philadelphia, Pennsylvania

December 14, 2010

(c)    Change in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting identified in connection with management’s evaluation that occurred during the last fiscal quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The information contained in the sections titled “Corporate Governance” and “Election of Directors” in the Proxy Statement with respect to certain relationships and director independence, is incorporated herein by reference in response to this Item 13.

Item 14.	Principal Accounting Fees and Services

The information contained in the Proxy Statement in the section titled “Auditor Fees and Services” is incorporated herein by reference in response to this Item 14.

PART IV.

Item 15.	Exhibits and Financial Statement Schedules

(a) (1)	Financial Statements

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

(3)	Exhibits

See following Index of Exhibits.

INDEX OF EXHIBITS

Exhibit No.	Description

*3.1	Restated Certificate of Incorporation of the Company (Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2008).

*3.2	By-Laws of the Company (Exhibit 3.2 to the Company’s Current Report on Form 8-K dated November 4, 2009 (the “November 4, 2009 Form 8-K”).

*4.1	Specimen certificate representing shares of the Company’s common stock with legend regarding Preferred Stock Purchase Rights (Exhibit 4.2 to the Company’s Current Report on Form 8-K dated October 12, 1995).

*4.2	Amended and Restated Rights Agreement, dated as of October 9, 2005, between the Company and StockTrans, Inc., which includes the Form of Series B Rights Certificate, the Certificate of Designation of the voting powers, designations, preferences, and relative, participating, optional or other special rights and qualifications, limitations and restrictions of the Series B Junior Participating Preferred Stock, and a Summary of Rights to Purchase Preferred Stock attached thereto as Exhibits A, B and C respectively (Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 9, 2005).

†*10.1	1994 Director Stock Option Plan (Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1994).

*10.2	Loan Agreement dated September 1, 1995 between Philadelphia Authority For Industrial Development (“PAID”) and the Company (Exhibit 10.26 to the Company’s Registration Statement on Form S-1, Registration No. 33-97318, dated October 26, 1995 (the “1995 Registration Statement”)).

*10.3	Indenture of Trust dated September 1, 1995 between PAID and Society National Bank (Exhibit 10.29 to the Company’s 1995 Registration Statement).

*10.4	Variable/Fixed Rate Federally Taxable Economic Development Bond (Mothers Work, Inc.), Series of 1995, in the aggregate principal amount of $4,000,000 (Exhibit 10.30 to the Company’s 1995 Registration Statement).

*10.5	Note dated as of February 14, 1996 from the Company to PIDC Local Development Corporation (Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1996).

†*10.6	1987 Stock Option Plan (as amended and restated) (Exhibit 4.1 to the Company’s Registration Statement on Form S-8, Registration No. 333-59529, dated July 21, 1998).

†*10.7	Amendment to the Company’s 1987 Stock Option Plan, as amended and restated, effective as of November 13, 2002 (Exhibit 10.25 to the Company’s Form 10-Q for the quarter ended March 31, 2003).

†*10.8	Form of Non-Qualified Stock Option Agreement under the Company’s 1987 Stock Option Plan (Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2004 (the “2004 Form 10-K”)).

†*10.9	Form of Non-Qualified Stock Option Agreement under the Company’s 1994 Director Stock Option Plan (Exhibit 10.19 to the 2004 Form 10-K).

†*10.10	Description of the Company’s Non-Employee Directors Compensation Policy (See “Compensation of Directors” in Company’s 2007 Fiscal Year Proxy Statement filed December 15, 2006).

†*10.11	Form of Waiver of Rights Under Company’s 1987 Stock Option Plan and 1994 Director Stock Option Plan executed by each of the Company’s Non-Management Directors (Exhibit 10.21 to the Company’s Current Report on Form 8-K dated December 29, 2005 (the “December 29, 2005 Form 8-K”)).

Exhibit No.	Description

†*10.12	Form of Waiver of Rights Under Company’s 1987 Stock Option Plan executed by certain of the Company’s executive officers (Exhibit 10.22 to the December 29, 2005 Form 8-K).

†*10.13	Form of Restricted Stock Award Agreement under the Company’s 2005 Equity Incentive Plan (Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2006 (the “2006 Form 10-K”)).

†*10.14	Form of Non-Qualified Stock Option Agreement under the Company’s 2005 Equity Incentive Plan (Exhibit 10.29 to the 2006 Form 10-K).

†*10.15	Management Incentive Program (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 19, 2006).

†*10.16	Second Amended and Restated Employment Agreement dated as of March 2, 2007, between Rebecca C. Matthias and the Company (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 8, 2007 (the “March 8, 2007 Form 8-K”)).

†*10.17	Second Amended and Restated Employment Agreement dated March 2, 2007, between Dan W. Matthias and the Company (Exhibit 10.2 to the March 8, 2007 Form 8-K).

†*10.18	Supplemental Retirement Agreement dated as of March 2, 2007, between the Company and Rebecca C. Matthias (Exhibit 10.3 to the March 8, 2007 Form 8-K).

†*10.19	Supplemental Retirement Agreement dated as of March 2, 2007, between the Company and Dan W. Matthias (Exhibit 10.4 to the March 8, 2007 Form 8-K).

*10.20	Term Loan and Security Agreement, dated March 13, 2007, among the Company and Cave Springs, Inc., each as a Borrower, and Mothers Work Canada, Inc., as a Guarantor, and Bank of America, N.A, as Term Administrative Agent and Term Collateral Agent, and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Runner (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 15, 2007 (the “March 15, 2007 Form 8-K”)).

*10.21	Second Amended and Restated Loan and Security Agreement, dated March 13, 2007, among the Company and Cave Springs, Inc., each as a Borrower, and Mothers Work Canada, Inc., as a Guarantor, and Bank of America, N.A, as the Lender (Exhibit 10.2 to the March 15, 2007 Form 8-K).

†*10.22	Second Amended and Restated Employment Agreement dated May 15, 2007 between Edward M. Krell and the Company (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 21, 2007).

†*10.23	Amended and Restated 2005 Equity Incentive Plan (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 23, 2009).

†*10.24	Letter dated January 18, 2008, between the Company and Lisa Hendrickson (Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 22, 2008 Form 8-K (the “January 22, 2008 Form 8-K”).

†*10.25	Employment Agreement dated January 18, 2008 between the Company and Lisa Hendrickson (Exhibit 10.3 to the January 22, 2008 Form 8-K).

*10.26	Confidentiality Agreement dated March 10, 2008, by and among the Company, Crescendo Partners II, L.P., Series K, Crescendo Investments II, LLC, Crescendo Partners III, L.P., and Crescendo Investments III, LLC. (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 10, 2008).

†*10.27	Letter Agreement dated March 28, 2008, between the Company and Dan W. Matthias and Rebecca C. Matthias (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 28, 2008).

†*10.28	Letter Agreement dated May 20, 2008, between the Company and Dan W. Matthias and Rebecca C. Matthias (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 20, 2008).

Exhibit No.	Description

†*10.29	Employment Agreement dated July 23, 2008 between the Company and Judd P. Tirnauer (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 21, 2008 (the “July 21, 2008 Form 8-K”)).

†*10.30	Restrictive Covenant Agreement with Judd P. Tirnauer dated July 23, 2008 (Exhibit 10.2 to the July 21, 2008 Form 8-K).

†*10.31	Restricted Stock Award Agreement with Judd P. Tirnauer dated July 23, 2008 (Exhibit 10.3 to the July 21, 2008 Form 8-K).

†*10.32	Amendment to Second Amended and Restated Employment Agreement dated September 26, 2008 between Edward M. Krell and the Company (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 26, 2008 (the “September 26, 2008 Form 8-K”)).

†*10.33	Transition Agreement dated September 26, 2008 between Dan W. Matthias and the Company (Exhibit 10.2 to the September 26, 2008 Form 8-K).

†*10.34	Amendment to Second Amended and Restated Employment Agreement dated December 18, 2008, between Rebecca C. Matthias and the Company (Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008).

†*10.35	Letter Agreement dated November 6, 2009, between Dan W. Matthias and the Company (Exhibit 10.1 to the November 4, 2009 Form 8-K).

*10.36	Letter Agreement dated November 6, 2009, by and among the Company, Crescendo Partners II, L.P., Series K, Crescendo Investments II, LLC, Crescendo Partners III, L.P., and Crescendo Investments III, LLC. (Exhibit 10.2 to the November 4, 2009 Form 8-K).

†*10.37	Transition Agreement dated November 6, 2009, between Rebecca C. Matthias and the Company (Exhibit 10.3 to the November 4, 2009 Form 8-K).

†*10.38	Letter Agreement dated October 13, 2010, between Lisa Hendrickson and the Company (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 13, 2010).

21	Subsidiaries of the Company.

23	Consent of KPMG LLP.

31.1	Certification of the Chief Executive Officer & President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Senior Vice President & Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer & President Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Senior Vice President & Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference.

†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Philadelphia, Commonwealth of Pennsylvania, on December 14, 2010.

DESTINATION MATERNITY CORPORATION

By:	/s/ EDWARD M. KRELL
Edward M. Krell
Chief Executive Officer & President (Principal Executive Officer)

By:	/s/ JUDD P. TIRNAUER
Judd P. Tirnauer
Senior Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on December 14, 2010, in the capacities indicated:

/s/ EDWARD M. KRELL Edward M. Krell	Chief Executive Officer, President and Director (Principal Executive Officer)

/s/ JUDD P. TIRNAUER Judd P. Tirnauer	Senior Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ ELAM M. HITCHNER, III Elam M. Hitchner, III	Director (Non-Executive Chairman of the Board)

/s/ ARNAUD AJDLER Arnaud Ajdler	Director

/s/ BARRY ERDOS Barry Erdos	Director

/s/ JOSEPH A. GOLDBLUM Joseph A. Goldblum	Director

/s/ ANNE T. KAVANAGH Anne T. Kavanagh	Director

/s/ REBECCA C. MATTHIAS Rebecca C. Matthias	Director

/s/ MELISSA PAYNER-GREGOR Melissa Payner-Gregor	Director

/s/ DAVID SCHLESSINGER David Schlessinger	Director

/s/ WILLIAM A. SCHWARTZ, JR. William A. Schwartz, Jr.	Director

/s/ B. ALLEN WEINSTEIN B. Allen Weinstein	Director

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND

FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Destination Maternity Corporation:

We have audited the accompanying consolidated balance sheets of Destination Maternity Corporation and subsidiaries as of September 30, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows for each of the years in the three-year period ended September 30, 2010. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule, Valuation and Qualifying Accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Destination Maternity Corporation and subsidiaries as of September 30, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Destination Maternity Corporation’s internal control over financial reporting as of September 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 14, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania

December 14, 2010

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$24,633	$20,626
Trade receivables	10,343	6,529
Inventories	80,735	78,872
Deferred income taxes	8,669	6,035
Prepaid expenses and other current assets	6,667	3,857

Total current assets	131,047	115,919

Property, plant and equipment, net	58,702	62,852

Other assets:
Deferred financing costs, net of accumulated amortization of $668 and $547	338	585
Other intangible assets, net of accumulated amortization of $2,062 and $2,096	1,095	924
Deferred income taxes	13,654	15,413
Other non-current assets	318	314

Total other assets	15,405	17,236

Total assets	$205,154	$196,007

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit borrowings	$—	$—
Current portion of long-term debt	5,834	9,204
Accounts payable	19,475	16,316
Accrued expenses and other current liabilities	42,088	42,010

Total current liabilities	67,397	67,530
Long-term debt	39,327	48,205
Deferred rent and other non-current liabilities	26,832	30,472

Total liabilities	133,556	146,207

Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, 1,656,381 shares authorized
Series B junior participating preferred stock, $.01 par value; 300,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value; 20,000,000 shares authorized, 6,345,585 and 6,111,669 shares issued and outstanding, respectively	63	61
Additional paid-in capital	88,463	84,557
Accumulated deficit	(16,348)	(33,177)
Accumulated other comprehensive loss	(580)	(1,641)

Total stockholders’ equity	71,598	49,800

Total liabilities and stockholders’ equity	$205,154	$196,007

The accompanying notes are an integral part of these Consolidated Financial Statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended September 30,
	2010	2009	2008
Net sales	$531,192	$531,251	$564,602
Cost of goods sold	240,166	248,476	281,561

Gross profit	291,026	282,775	283,041
Selling, general and administrative expenses	251,653	259,552	271,592
Store closing, asset impairment and asset disposal expenses	2,282	536	2,916
Restructuring and other charges	5,658	1,557	3,461
Goodwill impairment expense	—	50,389	—

Operating income (loss)	31,433	(29,259)	5,072
Interest expense, net	3,300	4,720	6,974
Loss on extinguishment of debt	51	123	97

Income (loss) before income taxes	28,082	(34,102)	(1,999)
Income tax provision (benefit)	11,253	6,580	(610)

Net income (loss)	$16,829	$(40,682)	$(1,389)

Net income (loss) per share—Basic	$2.74	$(6.79)	$(0.23)

Average shares outstanding—Basic	6,152	5,992	5,924

Net income (loss) per share—Diluted	$2.65	$(6.79)	$(0.23)

Average shares outstanding—Diluted	6,346	5,992	5,924

The accompanying notes are an integral part of these Consolidated Financial Statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total	Comprehensive Loss
	Number of Shares	Amount
Balance as of September 30, 2007	5,963	$60	$81,047	$8,820	$(1,404)	$88,523
Net loss	—	—	—	(1,389)	—	(1,389)	$(1,389)
Amortization of prior service cost for retirement plans, net of tax	—	—	—	—	192	192	192
Retirement plan amendment, net of tax	—	—	—	—	393	393	393
Change in fair value of interest rate swap, net of tax	—	—	—	—	(556)	(556)	(556)
Unrealized gain on investments, net of tax	—	—	—	—	3	3	3

Comprehensive loss							$(1,357)

Cumulative effect of adoption of accounting standard for uncertain income tax positions (Note 15)	—	—	—	74	—	74
Stock-based compensation	41	—	2,281	—	—	2,281
Exercise of stock options	74	1	691	—	—	692
Tax benefit shortfall from stock option exercises and restricted stock vesting	—	—	(627)	—	—	(627)
Repurchase and retirement of common shares	(7)	—	(118)	—	—	(118)

Balance as of September 30, 2008	6,071	61	83,274	7,505	(1,372)	89,468
Net loss	—	—	—	(40,682)	—	(40,682)	$(40,682)
Amortization of prior service cost for retirement plans, net of tax	—	—	—	—	123	123	123
Change in fair value of interest rate swap, net of tax	—	—	—	—	(392)	(392)	(392)

Comprehensive loss							$(40,951)

Stock-based compensation	38	—	2,031	—	—	2,031
Exercise of stock options	5	—	55	—	—	55
Tax benefit shortfall from stock option exercises and restricted stock vesting	—	—	(789)	—	—	(789)
Repurchase and retirement of common shares	(2)	—	(14)	—	—	(14)

Balance as of September 30, 2009	6,112	$61	$84,557	$(33,177)	$(1,641)	$49,800

The accompanying notes are an integral part of these Consolidated Financial Statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS) (Continued)

(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total	Comprehensive Income
	Number of Shares	Amount
Balance as of September 30, 2009	6,112	$61	$84,557	$(33,177)	$(1,641)	$49,800
Net income	—	—	—	16,829	—	16,829	$16,829
Amortization of prior service cost for retirement plans, net of tax	—	—	—	—	88	88	88
Retirement plan amendment, net of tax	—	—	—	—	281	281	281
Change in fair value of interest rate swap, net of tax	—	—	—	—	692	692	692

Comprehensive income							$17,890

Stock-based compensation	45	—	1,936	—	—	1,936
Exercise of stock options, net	233	2	1,367	—	—	1,369
Excess tax benefit from stock option exercises and restricted stock vesting	—	—	1,563	—	—	1,563
Repurchase and retirement of common shares	(44)	—	(960)	—	—	(960)

Balance as of September 30, 2010	6,346	$63	$88,463	$(16,348)	$(580)	$71,598

The accompanying notes are an integral part of these Consolidated Financial Statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended September 30,
	2010	2009	2008
Operating Activities
Net income (loss)	$16,829	$(40,682)	$(1,389)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,917	14,982	15,974
Stock-based compensation expense	1,936	2,031	2,281
Loss on impairment of long-lived assets	1,865	667	1,628
Loss on impairment of goodwill	—	50,389	—
Loss (gain) on disposal of assets	196	(48)	546
Loss on extinguishment of debt	51	123	97
Deferred income tax provision (benefit)	(2,062)	1,318	(969)
Amortization of deferred financing costs	196	221	246
Changes in assets and liabilities:
Decrease (increase) in:
Trade receivables	(3,814)	556	5,009
Inventories	(1,863)	9,184	12,429
Prepaid expenses and other current assets	(1,310)	2,920	(784)
Other non-current assets	(4)	(15)	247
Increase (decrease) in:
Accounts payable, accrued expenses and other current liabilities	(1,028)	769	(14,702)
Deferred rent and other non-current liabilities	2,065	110	7,209

Net cash provided by operating activities	25,974	42,525	27,822

Investing Activities
Withdrawal from (contribution to) grantor trust	(1,500)	—	2,684
Capital expenditures	(10,448)	(12,639)	(15,688)
Proceeds from sale of assets held for sale	—	526	—
Purchase of intangible assets	(293)	(342)	(343)

Net cash used in investing activities	(12,241)	(12,455)	(13,347)

Financing Activities
Increase (decrease) in cash overdrafts	550	(380)	1,524
Repayment of long-term debt	(12,248)	(21,237)	(14,534)
Deferred financing costs	—	—	(21)
Repurchase of common stock	(960)	(14)	(118)
Payout of redeemed Series A preferred stock	—	(16)	—
Proceeds from exercise of stock options	1,369	55	692
Excess tax benefit from exercise of stock options	1,563	—	—

Net cash used in financing activities	(9,726)	(21,592)	(12,457)

Net Increase in Cash and Cash Equivalents	4,007	8,478	2,018
Cash and Cash Equivalents, Beginning of Year	20,626	12,148	10,130

Cash and Cash Equivalents, End of Year	$24,633	$20,626	$12,148

The accompanying notes are an integral part of these Consolidated Financial Statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS

Destination Maternity Corporation and subsidiaries (the “Company”) is a specialty designer and retailer of maternity clothing. The Company operated 1,725 retail locations as of September 30, 2010, including 698 stores and 1,027 leased departments, throughout the United States, Puerto Rico, Guam and Canada and markets its maternity apparel on the Internet through its DestinationMaternity.com and brand-specific websites. In addition, the Company markets maternity apparel at Kohl’s® stores throughout the United States under an exclusive product and license agreement. The Company is expanding internationally and has entered into exclusive store franchise and product supply relationships in the Middle East and India. The Company was incorporated in Delaware in 1982.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Principles of Consolidation and Basis of Financial Statement Presentation

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

The accompanying Consolidated Balance Sheet as of September 30, 2009 was revised to reflect the outstanding principal of the Company’s Industrial Revenue Bond (“IRB”) as “current portion of long-term debt” (see Note 10). The effect was to decrease long-term debt by $2,191,000 and increase current portion of long-term debt by $2,191,000.

b. Fiscal Year-End

The Company operates on a fiscal year ending September 30 of each year. All references to fiscal years of the Company refer to the fiscal years ended on September 30 in those years. For example, the Company’s “fiscal 2010” ended on September 30, 2010.

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

d. Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash in the bank and short-term investments with an original maturity of three months or less when purchased. Cash overdrafts of $5,000,000 and $4,450,000 were included in accounts payable as of September 30, 2010 and 2009, respectively.

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

e. Inventories

Inventories are valued at the lower of cost or market. Cost is determined by the “first-in, first-out” (FIFO) method. Inventories of goods manufactured by the Company include the cost of materials, freight, direct labor, and manufacturing and distribution overhead.

f. Property, Plant and Equipment

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

During fiscal 2010, 2009 and 2008, the Company recorded impairment write-downs of property, plant and equipment totaling $1,863,000, $665,000 and $1,615,000, respectively, on a pretax basis.

g. Intangible Assets

Intangible assets with definite useful lives, which primarily consist of lease acquisition costs and patents, are amortized over the shorter of their useful life or, if applicable, the lease term. Management reviews the carrying amount of these intangible assets as impairment indicators arise, to assess the continued recoverability based on future undiscounted cash flows and operating results from the related asset, future asset utilization and changes in market conditions. During fiscal 2010, 2009 and 2008, the Company recorded write-downs of intangible assets totaling $2,000, $2,000 and $13,000, respectively, on a pretax basis. The Company has not identified any indefinite-lived intangible assets. Aggregate amortization expense of intangible assets in fiscal 2010, 2009 and 2008 was $119,000, $109,000 and $119,000, respectively.

Estimated amortization expense for the next five fiscal years is as follows (in thousands):

Fiscal Year
2011	$123
2012	113
2013	104
2014	87
2015	72

h. Interest Rate Derivatives

The Company mitigates a portion of its floating rate interest risk on variable rate long-term debt through an interest rate swap agreement. In accordance with applicable accounting standards for derivative instruments, the

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Company recognizes the derivative on the balance sheet at fair value. On the date the derivative instrument was entered into, the Company designated it as a hedge of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”). Changes in the fair value of a derivative that is designated as, and meets all the criteria for, a cash flow hedge are recorded in accumulated other comprehensive loss and reclassified into earnings as the underlying hedged item affects earnings. The Company formally documents the relationship between hedging instruments and hedged items. The Company also formally assesses at the inception of the hedge and on a quarterly basis, whether the derivative is highly effective in offsetting changes in cash flows of the hedged item. Any portion of the change in fair value of the derivative associated with hedge ineffectiveness is included in current earnings. As of September 30, 2010 and for the year then ended, the Company’s interest rate swap was determined to have no ineffectiveness.

i. Deferred Financing Costs

Deferred financing costs are amortized to interest expense over the term of the related debt agreement. Amortization expense of deferred financing costs in fiscal 2010, 2009 and 2008 was $196,000, $221,000 and $246,000, respectively. In connection with debt extinguishments, in fiscal 2010, 2009 and 2008 the Company wrote off $51,000, $123,000 and $97,000, respectively, of unamortized deferred financing costs (see Note 10).

Estimated amortization expense of deferred financing costs for the next five fiscal years is as follows (in thousands):

Fiscal Year
2011	$186
2012	120
2013	32
2014	—
2015	—

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

l. Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, trade receivables and accounts payable approximate fair value due to the short-term nature of those instruments. The majority of the Company’s long-term debt bears interest at variable rates, which adjust based on market conditions, and the carrying value of the long-term debt

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

approximates fair value. The difference between the carrying value and fair value of long-term debt held by the Company with fixed rates of interest is not significant. A portion of the Company’s floating rate interest risk on variable rate long-term debt is mitigated through an interest rate swap agreement. As of September 30, 2010 and 2009, the estimated fair value of the interest rate swap was an unrealized loss of $(925,000) and $(2,025,000), respectively.

m. Revenue Recognition, Sales Returns and Allowances

Revenue is recognized at the point of sale for retail store sales, including leased department sales, or when merchandise is shipped to customers for licensed product and Internet sales, and when merchandise is shipped to international franchisees. Allowances for returns are recorded as a reduction of revenue, based on the Company’s historical experience. Revenues are recorded net of applicable sales taxes.

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

q. Selling, General and Administrative Expenses

Selling, general and administrative expenses in the accompanying Consolidated Statements of Operations include advertising and marketing expenses, corporate administrative expenses, store expenses (including store payroll and store occupancy expenses), and store opening expenses.

r. Advertising Costs

The Company expenses the costs of advertising when the advertising first occurs. Advertising expenses, including Internet advertising expenses, were $12,147,000, $11,213,000 and $12,697,000 in fiscal 2010, 2009 and 2008, respectively.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

s. Store Closing, Asset Impairment and Asset Disposal Expenses

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

The Company adopted the provisions of the accounting standard for uncertain income tax positions effective as of October 1, 2007. Under this standard, recognition of a tax benefit occurs when a tax position is estimated by management to be more-likely-than-not to be sustained upon examination, based solely on its technical merits. Derecognition of a previously recognized tax position would occur if it is subsequently determined that the tax position no longer meets the more likely than not threshold of being sustained. Recognized tax positions are measured at the largest amount that management believes has a greater than 50% likelihood of being finalized. The Company records interest and penalties related to unrecognized tax benefits in income tax provision (benefit).

u. Earnings (Loss) per Share

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

The following table summarizes those effects for the diluted earnings per share calculation (in thousands, except per share amounts):

	Year Ended September 30,
	2010	2009	2008
Net income (loss)	$16,829	$(40,682)	$(1,389)
Net income (loss) per share—Basic	$2.74	$(6.79)	$(0.23)
Net income (loss) per share—Diluted	$2.65	$(6.79)	$(0.23)

Average number of shares outstanding—Basic	6,152	5,992	5,924
Incremental shares from the assumed exercise of outstanding stock options	159	—	—
Incremental shares from the assumed lapse of restrictions on restricted stock awards	35	—	—

Average number of shares outstanding—Diluted	6,346	5,992	5,924

For the year ended September 30, 2010, options and unvested restricted stock totaling approximately 146,000 shares were excluded from the calculation of Diluted EPS as their effect would have been antidilutive. Options and restricted stock totaling approximately 947,000 and 1,040,000 shares of the Company’s common

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

stock were outstanding as of September 30, 2009 and 2008, respectively, but were not included in the computation of Diluted EPS for fiscal 2009 and 2008 due to the Company’s net loss position. Had the Company reported a profit for fiscal 2009 and 2008 the average number of dilutive shares outstanding for computation of Diluted EPS would have been approximately 6,067,000 and 6,048,000, respectively.

v. Statements of Cash Flows

In fiscal 2010, 2009 and 2008, the Company paid interest, including payments made on its interest rate swap agreement (see Note 10), of $3,414,000, $4,809,000 and $7,169,000, respectively, and made income tax payments, net of refunds, of $9,804,000, $2,357,000 and $552,000, respectively.

w. Business and Credit Risk

Financial instruments, primarily cash and cash equivalents, and accounts receivable, potentially subject the Company to concentrations of credit risk. The Company limits its credit risk associated with cash and cash equivalents by placing such investments in highly liquid funds and instruments. Accounts receivable associated with third-party credit cards are processed by financial institutions, which are monitored for financial stability. Accounts receivable associated with licensed, leased department and other relationships are evaluated for collectibility based on a combination of factors, including aging of accounts receivable, write-off experience and past payment trends. The Company is dependent on key suppliers to provide sufficient quantities of inventory at competitive prices. No single supplier represented 10% or more of net purchases in fiscal 2010, 2009 or 2008. A significant majority of the Company’s purchases during fiscal 2010, 2009 and 2008 were imported. Management believes that any event causing a disruption of imports from any specific country could be mitigated by moving production to readily available alternative sources.

x. Insurance

The Company is self-insured for workers’ compensation, general liability and automotive liability claims, and employee-related health care benefits, up to certain stop-loss limits. Such costs are accrued based on known claims and an estimate of incurred but not reported claims. Further, the Company utilizes a cooperative arrangement with a number of other companies to assist in managing certain workers’ compensation and general liability insurance risks for loss occurences prior to March 1, 2010. The Company’s expenses associated with this relationship could be impacted by the loss history associated with the cooperative as a whole. Liabilities associated with these risks are estimated by considering historical claims experience and other actuarial assumptions.

y. Store Preopening Costs

Non-capital expenditures, such as payroll costs incurred prior to the opening of a new store, are charged to expense in the period in which they were incurred.

z. New Accounting Pronouncements

In July 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU No. 2010-20 requires enhanced disclosures about the credit quality of financing receivables and the allowance for credit losses, including uncollectible trade accounts receivable. ASU No. 2010-20 is effective for financial statements issued for interim and annual reporting periods ending on or after December 15, 2010. The adoption of ASU No. 2010-20 is not expected to have any impact on the Company’s consolidated financial position or results of operations.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In June 2008, the FASB issued Staff Position (“FSP”) EITF 03-6-1, Determining Whether Instruments granted in Share-Based Payment Transactions Are Participating Securities. FSP EITF 03-6-1 provides guidance for the calculation of earnings per share under FASB Accounting Standards Codification 260, Earnings Per Share, for share-based payment awards with rights to dividends or dividend equivalents. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. The adoption of FSP EITF 03-6-1 did not have any impact on the Company’s consolidated financial position, results of operations or reported earnings per share.

3. INVENTORIES

Inventories as of September 30 were comprised of the following (in thousands):

	2010	2009
Finished goods	$75,282	$72,814
Work-in-progress	1,837	2,470
Raw materials	3,616	3,588

	$80,735	$78,872

4. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment as of September 30 was comprised of the following (in thousands):

	2010	2009
Land	$1,400	$1,400
Building and improvements	14,964	14,252
Furniture and equipment	67,522	65,903
Leasehold improvements	95,757	105,474

	179,643	187,029
Less: accumulated depreciation and amortization	(120,941)	(124,177)

	$58,702	$62,852

Aggregate depreciation and amortization expense of property, plant and equipment in fiscal 2010, 2009 and 2008 was $12,798,000, $14,873,000 and $15,855,000, respectively. During fiscal 2010, 2009 and 2008, the Company recorded pretax charges of $1,863,000, $665,000 and $1,615,000, respectively, related to the impairment of leasehold improvements and furniture and equipment at certain of its retail locations.

As of September 30, 2008, $207,000 of assets were separately reflected in the Company’s September 30, 2008 Consolidated Balance Sheet as “assets held for sale.” The assets held for sale related to manufacturing and warehouse facilities located in Costa Rica that were acquired and shut down in a fiscal 2002 business purchase. Two of these facilities were previously sold for an aggregate of $718,000. The remaining facility was sold during the first quarter of fiscal 2009 for $526,000 and the Company recognized a $319,000 gain on disposal of assets.

5. GOODWILL IMPAIRMENT

As a result of a substantial decrease in the market price of the Company’s common stock subsequent to September 30, 2008, reflecting deteriorating overall economic conditions and the very difficult equity market conditions, the Company reassessed the carrying value of its goodwill as of December 31, 2008, in accordance with interim period accounting requirements, and concluded that its goodwill was impaired. Consequently, the Company recorded a preliminary non-cash goodwill impairment charge of $47,000,000, on both a pretax and after tax basis, in the first quarter of fiscal 2009. The final results of the Company’s evaluation completed during the second quarter of fiscal 2009 indicated the goodwill totaling $50,389,000 was fully impaired. Accordingly,

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. GOODWILL IMPAIRMENT (Continued)

the Company recorded a $3,389,000 non-cash goodwill impairment charge, on both a pretax and after tax basis, in the second quarter of fiscal 2009, representing the remaining carrying value of the goodwill as of December 31, 2008. The goodwill impairment analysis involved calculating the implied fair value of the Company’s goodwill by allocating the fair value of the Company’s single reporting unit to all assets and liabilities other than goodwill (including both recognized and unrecognized intangible assets) and comparing the residual amount to the carrying value of goodwill. The non-cash goodwill impairment charges did not have any adverse effect on the covenant calculations under the Company’s debt agreements or the Company’s overall compliance with the covenants of the Company’s debt agreements.

6. RESTRUCTURING AND OTHER CHARGES

The Company implemented a significant restructuring and cost reduction program, which commenced in July 2008, with the objectives of streamlining its merchandise brands and store nameplates, continuing to improve and simplify critical processes and continuing to reduce its expense structure. The Company has substantially completed the planned activities of these initiatives and incurred $3,884,000 of pretax expense substantially related to these initiatives in fiscal 2010, primarily for consulting services. The Company incurred pretax expense of $1,557,000 from these initiatives in fiscal 2009, primarily for severance and related benefits, and consulting services, and incurred pretax expense of $936,000 from its restructuring in fiscal 2008, primarily for severance and related benefits.

A summary of the charges incurred and reserves recorded in connection with the restructuring, cost reduction and other initiatives during fiscal 2010, 2009 and 2008 is as follows (in thousands):

	Balance Accrued September 30, 2009	Year Ended September 30, 2010		Balance Accrued September 30, 2010	Cumulative Charges Incurred to September 30, 2010
		Charges Incurred	Payments/ Adjustments
Severance and related benefits	$37	$323	$(201)	$159	$1,371
Accelerated depreciation of store signage	—	—	—	—	373
Cost reduction and other initiatives	638	3,561	(4,093)	106	4,633

Total	$675	$3,884	$(4,294)	$265	$6,377

	Balance Accrued September 30, 2008	Year Ended September 30, 2009			Balance Accrued September 30, 2009
		Charges Incurred	Payments/ Adjustments
Severance and related benefits	$224	$357	$(544)		$37
Accelerated depreciation of store signage	—	128	(128	)(1)	—
Cost reduction and other initiatives	—	1,072	(434)		638

Total	$224	$1,557	$(1,106)		$675

	Balance Accrued September 30, 2007	Year Ended September 30, 2008			Balance Accrued September 30, 2008
		Charges Incurred	Payments/ Adjustments
Severance and related benefits	$—	$691	$(467)		$224
Accelerated depreciation of store signage	—	245	(245	)(1)	—

Total	$—	$936	$(712)		$224

(1)	Adjustment to reduce net book value of associated property, plant and equipment.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. RESTRUCTURING AND OTHER CHARGES (Continued)

In connection with the September 30, 2008 retirement of Dan Matthias, the Company’s former Chief Executive Officer (“Former CEO”), the Company recognized pretax expense of $2,525,000 in fiscal 2008. The charge reflects benefit costs and payroll taxes related to an amendment to the executive’s supplemental retirement agreement with the Company (see Notes 17 and 18). The Former CEO agreed to continue to serve the Company as a director and as non-executive Chairman of the Board after his retirement and agreed to remain available to the Company in an advisory capacity through September 2012. For these services, the Company agreed to pay the Former CEO an annual retainer of $200,000 through September 2012. In November 2009, the Former CEO entered into a letter agreement with the Company, which confirmed that he would not seek reelection to the Board of Directors (and, therefore, would no longer serve as the Company’s non-executive Chairman of the Board) after the expiration of his term in January 2010. The letter agreement does not change the terms of payment under the annual retainer for advisory services, however the Company incurred a pretax charge of $585,000, representing the amount due for the remaining term of the arrangement, which was recorded in fiscal 2010.

In connection with the retirement of Rebecca Matthias, the Company’s President and Chief Creative Officer, at the end of fiscal 2010, the Company incurred a pretax charge of $888,000 in fiscal 2010. The charge reflects benefit costs related to an amendment to the executive’s supplemental retirement agreement with the Company (see Notes 17 and 18).

In connection with the May 2010 hiring, and subsequent August 2010 resignation, of a candidate as our new President, we incurred pretax charges of approximately $301,000 in fiscal 2010, primarily related to executive recruiting costs.

7. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

As of September 30, accrued expenses and other current liabilities were comprised of the following (in thousands):

	2010	2009
Employee compensation and benefits	$9,636	$13,422
Income taxes payable	617	512
Deferred rent	3,803	3,320
Sales taxes	3,256	2,646
Insurance, primarily self insurance reserves	4,113	3,232
Accounting and legal	990	1,114
Gift certificates and store credits	4,880	4,954
Supplemental executive retirement plan benefits	4,874	900
Other	9,919	11,910

	$42,088	$42,010

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. DEFERRED RENT AND OTHER NON-CURRENT LIABILITIES

As of September 30, deferred rent and other non-current liabilities were comprised of the following (in thousands):

	2010	2009
Deferred rent	$24,805	$24,753
Less: current portion included in accrued expenses and other current liabilities	(3,803)	(3,320)

Non-current deferred rent	21,002	21,433
Supplemental executive retirement plan benefits	686	4,426
Accrued state income taxes	3,830	2,440
Interest rate swap	925	2,025
Other	389	148

	$26,832	$30,472

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

The Credit Facility contains various affirmative and negative covenants and representations and warranties. There are no financial covenant requirements under the Credit Facility unless Excess Availability (as defined in the related Credit Facility agreement) falls below 10% of the Borrowing Base (as defined in the related Credit Facility agreement) in which case the Company would be required to meet a certain minimum fixed charge coverage ratio (which increases from 1.00x to 1.10x during the term of the Credit Facility). During all of fiscal 2010, 2009 and 2008, the Company exceeded the applicable excess availability requirements under the Credit Facility and was not subject to any financial covenants. The Credit Facility is secured by a security interest in the Company’s accounts receivable, inventory, real estate interests, letter of credit rights, cash, intangibles and certain other assets. The security interest granted to the Credit Facility lender is, in certain respects, subordinate to the security interest granted to the Company’s Term Loan lenders (see Note 10). The interest rate on outstanding borrowings is equal to, at the Company’s election, either the lender’s prime rate or the lender’s LIBOR rate plus the applicable margin. The applicable margin for LIBOR rate borrowings is variable, ranging from 1.00% to 1.50%, based upon the availability calculation made in accordance with the Credit Facility. The applicable margin for LIBOR rate borrowings, based upon the availability calculation made in accordance with the agreement, has been the lowest available margin since the inception of the Credit Facility.

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

As of September 30, 2010, the Company had no outstanding borrowings under the Credit Facility and $11,131,000 in letters of credit, with $42,918,000 of availability under the credit line based on the Company’s Borrowing Base formula, compared to no outstanding borrowings and $11,545,000 in letters of credit, with $35,984,000 of availability under the credit line as of September 30, 2009. Borrowings under the Credit Facility as of September 30, 2010 would have borne interest at a rate of between approximately 1.26% and 3.25% per annum. During fiscal 2010 and 2009, the Company’s average level of direct borrowings under the Credit Facility was $403,000 and $249,000, respectively, and the Company’s maximum borrowings at any time were $6,200,000 and $5,500,000, respectively.

10. LONG-TERM DEBT

The following table summarizes the Company’s long-term debt as of September 30 (in thousands):

	2010	2009
Senior secured Term Loan B, interest is variable (2.68% as of September 30, 2010; effective rate of 5.55% including effect of interest rate swap), principal of $225 due quarterly through December 31, 2012 with the remaining balance due March 13, 2013	$42,850	$54,750

Industrial Revenue Bond, interest is variable (0.60% as of September 30, 2010), principal due annually until September 1, 2020 (collateralized in full by a standby letter of credit)	2,191	2,356

Government Mortgage Notes:
Interest at 3.0%, principal due monthly until May 1, 2011 (collateralized by a second mortgage on certain property and equipment at the Company’s headquarters)	109	269

Interest at 2.0%, principal due monthly until March 1, 2011 (collateralized by certain equipment at the Company’s headquarters)	11	34

	45,161	57,409
Less: current portion	(5,834)	(9,204)

	$39,327	$48,205

Long-term debt maturities as of September 30, 2010 are as follows (in thousands):

Fiscal Year
2011	$5,834
2012	900
2013	38,427

$45,161

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. LONG-TERM DEBT (Continued)

On March 13, 2007, the Company entered into a Term Loan and Security Agreement (the “Term Loan Agreement”) for a senior secured Term Loan B due March 13, 2013 (the “Term Loan”), the $90,000,000 proceeds of which were received on April 18, 2007 and were used to redeem the remaining $90,000,000 principal amount of the Company’s then outstanding 11 1/4% senior notes. The interest rate on the Term Loan is equal to, at the Company’s election, either (i) the prime rate plus 1.00%, or (ii) a LIBOR rate plus an applicable margin. The applicable margin was initially fixed at 2.50% through and including the fiscal quarter ended September 30, 2007. Thereafter, the applicable margin for LIBOR rate borrowings is either 2.25% or 2.50%, depending on the Company’s Consolidated Leverage Ratio (as defined in the Term Loan Agreement). Based upon the Company’s applicable quarterly Consolidated Leverage Ratios, the applicable margin for LIBOR rate borrowings was 2.50% prior to December 30, 2009 and has been reduced to 2.25% effective from December 30, 2009. The Company is required to make minimum repayments of the principal amount of the Term Loan in quarterly installments of $225,000 each. The Company is also required to make an annual principal repayment equal to 25% or 50% of Excess Cash Flow (as defined in the Term Loan Agreement) in excess of $5,000,000 for each fiscal year, with the 25% or 50% factor depending on the Company’s Consolidated Leverage Ratio. The required principal repayment for fiscal 2010, which was calculated based on the 25% factor, is $2,623,000, is due in December 2010, and is reflected in “current portion of long-term debt” in the accompanying Consolidated Balance Sheet. The required principal repayment for fiscal 2009, which was calculated based on the 25% factor, was $5,765,000, and was paid in December 2009. Future maturities of long-term debt for fiscal years 2012 and thereafter, included in the table above, do not include estimates of potential required excess cash flow principal repayments, if any. Additionally, the Term Loan can be prepaid at the Company’s option, in part or in whole, at any time without any prepayment premium or penalty. During fiscal 2010, 2009 and 2008, the Company prepaid $11,000,000 (including a $5,765,000 prepayment required under the annual excess cash flow provision of the Term Loan), $20,000,000 (including a $622,000 prepayment required under the annual excess cash flow provision of the Term Loan) and $13,000,000, respectively, of the outstanding Term Loan. At September 30, 2010, the Company’s indebtedness under the Term Loan Agreement was $42,850,000.

The Term Loan is secured by a security interest in the Company’s accounts receivable, inventory, real estate interests, letter of credit rights, cash, intangibles and certain other assets. The security interest granted to the Term Loan lenders is, in certain respects, subordinate to the security interest granted to the Credit Facility lender. The Term Loan Agreement imposes certain restrictions on the Company’s ability to, among other things, incur additional indebtedness, pay dividends, repurchase stock, and enter into other various types of transactions. The Term Loan Agreement also contains quarterly financial covenants that require the Company to maintain a specified maximum permitted Consolidated Leverage Ratio and a specified minimum permitted Consolidated Interest Coverage Ratio (as defined in the Term Loan Agreement). Since the inception of the Term Loan, the Company has been in compliance with all covenants of its Term Loan Agreement. Any amounts outstanding under the Term Loan may be accelerated and become due and payable immediately upon an event of default and expiration of any applicable cure period. Events of default include: (i) nonpayment of obligations due under the Term Loan, (ii) failure to perform any covenant or agreement contained in the Term Loan, (iii) material misrepresentations, (iv) failure to pay, or certain other defaults under, other material indebtedness of the Company, (v) certain bankruptcy or insolvency events, (vi) a change of control, (vii) material uninsured losses, (viii) indictments of the Company or senior management in a material forfeiture action, and (ix) customary ERISA defaults, among others.

In order to mitigate the Company’s floating rate interest risk on the variable rate Term Loan, the Company entered into an interest rate swap agreement with the agent bank for the Term Loan that commenced on April 18, 2007, the date the $90,000,000 Term Loan proceeds were received, and expires on April 18, 2012. The interest rate swap agreement enables the Company to effectively convert an amount of the Term Loan (equal to the

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. LONG-TERM DEBT (Continued)

notional amount of the interest rate swap) from a floating interest rate (LIBOR plus 2.50% prior to December 30, 2009, reduced to LIBOR plus 2.25% effective from December 30, 2009, based on the Company’s specified leverage ratios), to a fixed interest rate (7.50% prior to December 30, 2009, reduced to 7.25% effective from December 30, 2009, based on the Company’s specified leverage ratios) for the majority of the Term Loan. The notional amount of the interest rate swap was $75,000,000 at the inception of the swap agreement and decreases over time to a notional amount of $5,000,000 at the expiration date (April 18, 2012). The notional amount of the swap was $27,500,000 as of September 30, 2010 and over the next eighteen months decreases as follows: to $20,000,000 starting October 18, 2010; to $12,500,000 starting April 18, 2011; and to $5,000,000 starting October 18, 2011. As of September 30, 2010 and 2009, the estimated fair value of the interest rate swap was an unrealized loss of $(925,000) and $(2,025,000), respectively, which were included in “deferred rent and other non-current liabilities” in the accompanying Consolidated Balance Sheets. During the years ended September 30, 2010, 2009 and 2008, pretax losses of $(1,514,000), $(1,413,000) and $(720,000), respectively, associated with the exchange of interest rate payments under the swap agreement were included as “interest expense” in the accompanying Consolidated Statements of Operations. The Company expects to reclassify $(706,000) of pretax unrealized loss from accumulated other comprehensive loss into interest expense in fiscal 2011.

In connection with the issuance of the Term Loan and the amendment of the Credit Facility (see Note 9), the Company incurred deferred financing costs of $1,086,000. These deferred financing costs are being amortized over the term of the related debt agreement and are included in “interest expense” in the accompanying Consolidated Statements of Operations.

The Company has $2,191,000 and $2,356,000 outstanding under an IRB at September 30, 2010 and 2009, respectively. The IRB has a variable interest rate that may be converted to a fixed interest rate at the option of the Company. At any time prior to conversion to a fixed interest rate structure, bondholders may put all or part of the IRB back to the Company upon notice to the bond trustee, after which the remarketing agent would attempt to resell the put portion of the IRB. If the remarketing agent is unsuccessful in reselling the put portion of the IRB, the bond trustee may then draw on a letter of credit issued under the Credit Facility to repay the bondholders. Pursuant to this arrangement, the IRB is classified as a current liability in the accompanying Consolidated Balance Sheets at September 30, 2010 and 2009. The Company is unaware of any intention on the part of any bondholder to put all or any part of the IRB and the letter of credit issued to secure the bonds has never been drawn upon.

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

At September 30, 2010, the Company had cash equivalents of $21,548,000 and $1,504,000 of investments in a grantor trust. At September 30, 2009, the Company had cash equivalents of $18,427,000. The Company’s cash equivalents and grantor trust investments consist of investments in fixed income mutual funds for which the carrying value approximates fair value (based on Level 1 inputs) due to the short-term nature of those instruments.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. FAIR VALUE MEASUREMENTS (Continued)

A portion of the Company’s floating rate interest risk on variable rate long-term debt is mitigated through an interest rate swap agreement. The Company’s interest rate swap is required to be measured at fair value on a recurring basis. At September 30, 2010 and 2009, the interest rate swap was a liability with a fair value of $925,000, and $2,025,000, respectively, included in “deferred rent and other non-current liabilities” in the accompanying Consolidated Balance Sheets. The fair value of the interest rate swap was derived from a discounted cash flow analysis utilizing an interest rate yield curve that is readily available to the public or can be derived from information available in publicly quoted markets, which the Company considers to be Level 2 inputs.

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

12. COMMON AND PREFERRED STOCK

In July 2008, the Company’s Board of Directors approved a program to repurchase up to $7,000,000 of the Company’s outstanding common stock. Under the program, the Company may repurchase shares from time to time through solicited or unsolicited transactions in the open market or in negotiated or other transactions. In July 2010, the Company’s Board of Directors extended its authorization of the program. The program, which would have expired on July 31, 2010, will now be in effect until July 31, 2012. There have been no repurchases of common stock under the program to date.

The Company has authorization to issue up to 1,656,381 shares of preferred stock, par value $0.01 with 300,000 shares authorized Series B Junior Participating Preferred Stock (“Series B Preferred Stock”). There was no preferred stock issued or outstanding as of September 30, 2010 or 2009.

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

13. RIGHTS AGREEMENT

In October 2005, the Company entered into an Amended and Restated Rights Agreement to renew its then existing Rights Agreement (collectively referred to as the “Rights Agreement”) that would otherwise have expired in October 2005. Under the Rights Agreement, the Company provided and will provide one Right (the “Right”) for each share of Destination Maternity Corporation common stock now or hereafter outstanding. Under certain limited conditions, as defined in the Rights Agreement, each Right entitles the registered holder to purchase from the Company one Series B Unit at $85 per share, subject to adjustment. The Rights expire on October 9, 2015 (the “Final Expiration Date”).

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

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. RIGHTS AGREEMENT (Continued)

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

14. EQUITY AWARD PLANS

The Company has three equity award plans: the Director Stock Option Plan (the “Director Plan”), the Amended and Restated 1987 Stock Option Plan (the “1987 Plan”) and the Amended and Restated 2005 Equity Incentive Plan (the “2005 Plan”). The Director Plan expired on December 31, 2004 and no further awards may be granted under the Director Plan. The 1987 Plan expired on December 9, 2007, and no further awards may be issued under the 1987 Plan. Options issued under the Director Plan and the 1987 Plan will remain outstanding until they have expired, been exercised or have otherwise terminated. Up to a total of 2,175,000 options were able to be issued under the 1987 Plan and the Director Plan (including up to a total of 200,000 options which were issuable under the Director Plan), but 260,677 of these options become unavailable for grant upon the expiration of the 1987 Plan on December 9, 2007 and the expiration of the Director Plan on December 31, 2004. In January 2006, the stockholders of the Company approved the adoption of the 2005 Plan and, in January 2009, approved an amendment to increase the number of issuable shares. Under the 2005 Plan, employees, directors, consultants and other individuals who provide services to the Company, may be granted awards in the form of options, stock appreciation rights, restricted stock or restricted stock units. Up to 700,000 shares of the Company’s common stock may be issued in respect of awards under the 2005 Plan, with no more than 350,000 of those shares permitted to be issued in respect of restricted stock or restricted stock units granted under the 2005 Plan. Awards of options to purchase the Company’s common stock will have exercise prices as determined by the Compensation Committee of the Board of Directors (the “Compensation Committee”), but such exercise prices may not be lower than the fair market value of the stock on the date of grant.

No options have been granted by the Company with an exercise price less than the fair market value of the Company’s common stock on the date of grant for any of the periods presented. The majority of the options issued under the plans vest ratably over a five-year period, although some options vest immediately, and options issued under the plans generally expire ten years from the date of grant. Restricted stock awards issued under the 2005 Plan have restrictions that lapse ratably over periods ranging from one to five years. Each non-employee director of the Company’s Board of Directors is granted 2,000 shares of restricted stock on an annual basis that will vest one year from the date of grant. The Company issues new shares of common stock upon exercise of vested options. As of September 30, 2010, there were 133,571 shares of the Company’s common stock available for grant under the 2005 Plan, with no more than 105,771 of those shares permitted to be issued in respect of restricted stock or restricted stock units granted under the 2005 Plan.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. EQUITY AWARD PLANS (Continued)

Stock option activity for all plans was as follows:

	Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
	(in thousands)		(years)	(in thousands)
Balance—September 30, 2009	846	$13.11
Granted	153	25.20
Exercised	(343)	11.42
Forfeited	(1)	11.00
Expired	(75)	26.48

Balance—September 30, 2010	580	$15.58	6.4	$10,078

Exercisable—September 30, 2010	304	$14.82	4.7	$5,524

As of September 30, 2010, $3,319,000 of total unrecognized compensation cost related to non-vested awards is expected to be recognized over a weighted-average period of 1.65 years. During the years ended September 30, 2010, 2009 and 2008, the total intrinsic value of options exercised was $4,452,000, $41,000 and $469,000, respectively. The total cash received from these option exercises was $1,369,000, $55,000 and $692,000, respectively, and the actual tax benefit realized for the tax deductions from these option exercises was $1,671,000, $15,000,and $175,000, respectively. During fiscal 2010 options to purchase 221,950 shares of common stock with an aggregate exercise price of $2,552,000 were exercised by the option holders and net-share settled by the Company, such that the Company withheld 110,179 shares of the Company’s common stock, which had a fair market value equal to the aggregate exercise price of the options.

In September 2008, the Company granted two stock options to an executive officer, each to purchase 100,000 shares of common stock, under the 2005 Plan (see Note 17). The first stock option vests ratably over a five-year period. The second stock option vests ratably over a five-year period and was subject to the further condition that, on or before the fifth anniversary of the grant date, the closing price for a share of the Company’s common stock shall have exceeded $30.00 for a period of 30 consecutive trading days. In January 2010, the Company granted stock options to three executive officers, to purchase a combined total of 60,000 shares of common stock, under the 2005 Plan. The stock options vest ratably over a five-year period and were subject to the further condition that, on or before the fifth anniversary of the grant date, the closing price for a share of the Company’s common stock shall have exceeded $30.00 for a period of 30 consecutive trading days. On November 4, 2010, the condition that the Company’s common stock shall have exceeded $30.00 for a period of 30 consecutive trading days was satisfied.

The weighted average fair value of stock options granted during fiscal 2010, 2009 and 2008 was estimated to be $15.21, $3.66 and $7.50 per option share, respectively. The weighted average fair value of each option granted is calculated on the date of grant using the Black-Scholes option pricing model for most option grants and a Monte Carlo Simulation option pricing model for the fiscal 2010 and fiscal 2008 grants that included a market price condition. Weighted-average assumptions for option grants were as follows:

	Year Ended September 30,
	2010	2009	2008
Dividend yield	none	none	none
Expected price volatility	63%	57%	57%
Risk-free interest rates	2.7%	2.2%	3.0%
Expected lives	6.5 years	5.4 years	6.6 years

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

The following table summarizes information about stock options outstanding as of September 30, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	(in thousands)			(in thousands)
$ 7.03 to $10.00	22	5.8	$7.51	9	$8.12
10.01 to 12.00	62	4.5	10.05	44	10.06
12.01 to 13.00	136	4.4	12.84	136	12.84
13.01 to 14.00	215	7.8	13.74	55	13.73
14.01 to 23.00	20	4.4	15.14	20	15.07
23.01 to 24.00	83	9.3	23.78	1	23.62
24.01 to 37.05	42	4.0	30.18	39	30.14

$ 7.03 to $37.05	580	6.4	$15.58	304	$14.82

Restricted stock activity for the 2005 Plan was as follows:

	Outstanding Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested—September 30, 2009	102	$21.36
Granted	59	20.30
Vested	(49)	18.77
Forfeited	(15)	22.33

Nonvested—September 30, 2010	97	$21.90

During fiscal 2010, 2009 and 2008, certain stock-based compensation awards were net-share settled by the Company such that the Company withheld shares with value equivalent to the minimum statutory obligation for the applicable income and employment taxes for certain stock option exercises and vested restricted stock awards, and remitted the cash to the appropriate taxing authorities. Shares withheld were based on the value of the Company’s common stock on the exercise or vesting date. The remaining shares net of those withheld were delivered to the award holders. Total payments for tax obligations to the tax authorities were $960,000, $14,000 and $118,000 for fiscal 2010, 2009 and 2008, respectively, and are reflected as repurchase of common stock in the accompanying financial statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. INCOME TAXES

For the years ended September 30, the income tax provision (benefit) was comprised of the following (in thousands):

	2010	2009	2008
Current provision	$13,315	$5,262	$359
Deferred provision (benefit)	(2,062)	1,318	(969)

	$11,253	$6,580	$(610)

Federal provision (benefit)	$8,769	$5,416	$(1,062)
State provision	2,484	1,164	452

	$11,253	$6,580	$(610)

The reconciliations of the statutory federal tax rate to the Company’s effective income tax rates for the years ended September 30 were as follows:

	2010	2009	2008
Statutory federal tax rate	35.0%	(35.0)%	(34.0)%
State tax rate, net of federal benefit	2.4	1.7	7.9
Impact of goodwill impairment	—	51.7	—
Provision for uncertain income tax positions, net of federal benefit	3.1	0.7	6.3
Other	(0.4)	0.2	(10.7)

	40.1%	19.3%	(30.5)%

The deferred tax effects of temporary differences giving rise to the Company’s net deferred tax assets as of September 30 were as follows (in thousands):

	2010	2009
Deferred tax assets:
Net operating loss carryforwards	$—	$304
Depreciation	2,529	3,045
Deferred rent	9,309	9,395
Inventory reserves	594	708
Employee benefit accruals	2,456	2,116
Pension benefits	2,157	2,051
Stock-based compensation	1,420	1,250
Other accruals	2,738	1,745
Other	1,626	1,673

	22,829	22,287
Deferred tax liability:
Prepaid expenses	(506)	(839)

	$22,323	$21,448

No valuation allowance has been provided for the net deferred tax assets. Based on the Company’s historical and projected levels of taxable income, management believes it is more likely than not that the Company will

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. INCOME TAXES (Continued)

realize the net deferred tax assets as of September 30, 2010. There can be no assurance that the Company will generate taxable earnings or any specific level of earnings in the future.

The Company does not record state tax benefits associated with temporary differences for certain states in which it is operating, given the continued historical uncertainty related to realizing such state tax benefits. Had the state tax benefits been reflected for these states, the deferred tax assets (excluding state net operating loss carryforwards) as of September 30, 2010 would be approximately $832,000 higher.

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

A reconciliation of gross unrecognized tax benefits follows (in thousands):

	2010	2009	2008
Balance at beginning of year	$2,600	$2,279	$2,315
Additions for current year tax positions	1,147	257	158
Additions for prior year tax positions	485	143	126
Reductions of prior year tax positions	(402)	(79)	(98)
Settlements	—	—	(222)

Balance—September 30, 2010	$3,830	$2,600	$2,279

As of September 30, 2010, gross unrecognized tax benefits included accrued interest and penalties of $1,819,000. During fiscal 2010, 2009 and 2008, interest and penalties of $605,000, $188,000, and $145,000, respectively, related to unrecognized tax benefits, were included in income tax provision (benefit). If recognized, the portion of the liability for unrecognized tax benefits that would impact the Company’s effective tax rate was $2,683,000, net of federal tax benefit.

During the twelve months subsequent to September 30, 2010, it is reasonably possible that the gross unrecognized tax benefits could potentially increase by approximately $225,000 (of which approximately $166,000 would affect the effective tax rate, net of federal benefit) for uncertain tax positions, including the continued effect of interest on unrecognized tax benefits and limitations on certain potential tax credits, partially offset by the effect of expiring statutes of limitations and settlements.

The Company’s United States Federal income tax returns for the years ended September 30, 2008 and thereafter remain subject to examination by the United States Internal Revenue Service. The Company also files returns in Canada and numerous state jurisdictions, which have varying statutes of limitations. Generally, Canadian tax returns for years ended September 30, 2003 and thereafter and state tax returns for years ended September 30, 2006 and thereafter, depending upon the jurisdiction, remain subject to examination. However, the statutes of limitations on certain of the Company’s state returns remain open for years prior to fiscal 2006.

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

as insurance, maintenance and taxes, paid to landlords) under operating leases amounted to $69,839,000, $72,687,000 and $74,198,000 in fiscal 2010, 2009 and 2008, respectively. Such amounts include contingent rentals based upon a percentage of sales totaling $1,465,000, $1,146,000 and $1,232,000 in fiscal 2010, 2009 and 2008, respectively.

Store operating and warehouse leases generally provide for payment of direct operating costs in addition to rent. Future annual minimum operating lease payments, excluding such direct operating costs, as well as leases for equipment rental as of September 30, 2010 are as follows (in thousands):

Fiscal Year
2011	$52,617
2012	44,821
2013	37,414
2014	27,100
2015	18,316
2016 and thereafter	36,212

$216,480

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

17. EMPLOYMENT AGREEMENTS

On September 26, 2008, the Board of Directors appointed Edward M. Krell, the Company’s Chief Operating Officer & Chief Financial Officer at that time, to serve as Chief Executive Officer (“CEO”) of the Company, effective as of October 1, 2008, replacing Dan Matthias. Mr. Krell has also served as the Company’s President since August 3, 2010. In connection with Mr. Krell’s promotion to CEO, the Company entered into an amendment to his May 15, 2007 employment agreement. The amendment provided for an increase in Mr. Krell’s annual base salary from $531,000 to $650,000. Base compensation for Mr. Krell was $650,000 for both fiscal 2010 and 2009, and $531,000 for fiscal 2008. Mr. Krell’s base compensation is subject to potential increase in the future by the Company in an amount to be determined by the Compensation Committee at its discretion. The agreement also provides for salary continuation and severance payments should the employment of Mr. Krell be terminated under specified conditions, as defined therein. Additionally, Mr. Krell is eligible for an annual cash bonus based on performance, as specified by the Compensation Committee. The agreement continues in effect until terminated by either the Company or Mr. Krell in accordance with the termination provisions of the agreement. In connection with Mr. Krell’s appointment as CEO, the Company granted to Mr. Krell two stock options, each to purchase 100,000 shares of common stock, under the Company’s 2005 Equity Incentive Plan (see Note 14).

During fiscal 2008 the Company had an employment agreement with Dan W. Matthias, the Company’s Chairman of the Board and Former CEO. Base compensation for Mr. Matthias was $542,000 for fiscal 2008. Effective September 30, 2008, Mr. Matthias retired as CEO. In connection with Mr. Matthias’ retirement as CEO, the Company entered into a Transition Agreement (the “D. Matthias Transition Agreement”) with

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. EMPLOYMENT AGREEMENTS (Continued)

Mr. Matthias. The D. Matthias Transition Agreement, which has a term of four years expiring September 30, 2012, provides that Mr. Matthias will make himself available to the Company for strategic planning, corporate development and other matters as requested by the Board of Directors or the Company’s CEO. Subsequent to his retirement, Mr. Matthias continued to serve the Company as non-executive Chairman of the Board and is available to the Company as stipulated in the D. Matthias Transition Agreement. In consideration of Mr. Matthias’ advisory and board services (and in lieu of all other director compensation), the Company will pay Mr. Matthias an annual retainer of $200,000 and continue certain insurance and fringe benefits during the term of the D. Matthias Transition Agreement. In November 2009, Mr. Matthias entered into a letter agreement with the Company, which confirmed that he would not seek reelection to the Board of Directors after the expiration of his term in January 2010. The letter agreement does not change the terms of payment under the annual retainer for advisory services, however the Company incurred a pretax charge of $585,000 in fiscal 2010, representing the amount due for the remaining term of the advisory arrangement. Payment of the retainer and continuation of the benefits is subject to certain specified conditions, as defined in the D. Matthias Transition Agreement. The D. Matthias Transition Agreement also provides for the restrictive covenants set forth in Mr. Matthias’ employment agreement to continue in effect until two years after Mr. Matthias ceases to serve the Company in any capacity (including service as a Board member or advisor).

During fiscal 2010, 2009 and 2008, the Company had an employment agreement with Rebecca C. Matthias, the Company’s former President and Chief Creative Officer. Base compensation on an annualized basis for Ms. Matthias was $572,000, for both fiscal 2010 and 2009, and $542,000 for fiscal 2008. On November 6, 2009, the Company announced the retirement of Ms. Matthias at the end of fiscal 2010. In connection with Ms. Matthias’ retirement, the Company entered into a Transition Agreement (the “R. Matthias Transition Agreement”) with Ms. Matthias on November 6, 2009 (the “Effective Date”). The R. Matthias Transition Agreement, which expires on September 30, 2012, provided that Ms. Matthias would be a full-time employee of the Company until June 15, 2010 (the “Transition Date”). Following the Transition Date, Ms. Matthias agreed to serve the Company as a part-time employee until September 30, 2010 (the “Termination Date”), at which point Ms. Matthias’ employment with the Company was terminated. Following the Termination Date and through September 30, 2012, Ms. Matthias agrees to make herself available to the Company on a limited basis for strategic planning, merchandising, public relations, publicity and other matters as requested by the Company’s CEO. The R. Matthias Transition Agreement also provides for the restrictive covenants set forth in Ms. Matthias’ employment agreement to continue in effect until two years after Ms. Matthias ceases to serve the Company in any capacity (including service as a Board member or advisor). In consideration of the services described above, the Company paid Ms. Matthias: (i) a base salary at an annualized rate of $572,000 from the Effective Date through the Transition Date; (ii) a base salary at an annualized rate of $114,000 from the Transition Date to the Termination Date, and (iii) certain fringe benefits, which continued through the Termination Date. The R. Matthias Transition Agreement also provided that Ms. Matthias was eligible for a pro-rata cash bonus based on performance, as specified by the Compensation Committee, for fiscal 2010.

Effective January 24, 2008, the Company entered into a letter agreement and an employment agreement with Lisa Hendrickson in connection with Ms. Hendrickson’s promotion to Chief Merchandising Officer. The letter agreement provided that Ms. Hendrickson’s annual base salary for the remainder of fiscal 2008 would be $425,000. Ms. Hendrickson’s base compensation is subject to potential increase in the future by the Company in an amount to be determined by the Compensation Committee at its discretion. Base compensation for Ms. Hendrickson was $434,000 for both fiscal 2010 and 2009. The Company also entered into an additional agreement with Ms. Hendrickson effective October 13, 2010, which provides for salary continuation and severance payments should employment of the executive be terminated under specified conditions, as defined

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. EMPLOYMENT AGREEMENTS (Continued)

therein. Additionally, Ms. Hendrickson is eligible for an annual cash bonus based on performance, as specified by the Compensation Committee. All of the agreements continue in effect until terminated by either the Company or Ms. Hendrickson.

Effective July 23, 2008, the Company entered into an employment agreement with Judd P. Tirnauer, in connection with Mr. Tirnauer’s promotion to Senior Vice President & Chief Financial Officer. The agreement provided that Mr. Tirnauer’s annual base salary for the remainder of fiscal 2008 would be $325,000. Mr. Tirnauer’s base compensation is subject to potential increase in the future by the Company in an amount to be determined by the Compensation Committee at its discretion. Base compensation for Mr. Tirnauer was $331,500 and $325,000 for fiscal 2010 and 2009, respectively. The agreement also provides for salary continuation and severance payments should employment of the executive be terminated under specified conditions, as defined therein. Additionally, Mr. Tirnauer is eligible for an annual cash bonus based on performance, as specified by the Compensation Committee. The agreement continues in effect until terminated by either the Company or the executive in accordance with the termination provisions of the agreement.

18. RETIREMENT PLANS

On March 2, 2007, the Company entered into Supplemental Executive Retirement Agreements (the “SERP Agreement(s)”) with Mr. and Ms. Matthias (the “SERP Executives”). The purpose of the SERP Agreements is to provide the executives with supplemental pension benefits following their cessation of employment.

The Company’s D. Matthias Transition Agreement, entered into in September 2008 in connection with Mr. Matthias’ retirement as CEO, amended his SERP Agreement to provide for full vesting of the benefits payable to Mr. Matthias and to increase the total of the amounts payable under the SERP Agreement to approximately 10% more than the amount that would have been payable on September 30, 2012 (the date the SERP Agreement had otherwise been expected to fully vest). The SERP Agreement benefits, totaling $3,960,000, are being paid to Mr. Matthias in installments, which commenced on April 1, 2009, with the final installment due on October 1, 2012. The Company paid SERP benefits to Mr. Matthias totaling $900,000 and $1,560,000 in fiscal 2010 and 2009, respectively.

The amount of the benefit payable under Ms. Matthias’ SERP Agreement is the actuarial present value of a single life annuity equal to 60% of Ms. Matthias’ “deemed final pay,” commencing upon cessation of employment. For this purpose, “deemed final pay” means Ms. Matthias’ base salary on March 2, 2007, increased by 3% for each new fiscal year that began before Ms. Matthias’ cessation of employment. This benefit vested 33 1/3% on March 2, 2007. On each September 30 thereafter for fiscal 2007, 2008 and 2009 the benefit vested 15% annually based on Ms. Matthias’ continuous full-time service provided to the Company during each entire fiscal year. The Company’s R. Matthias Transition Agreement, entered into on November 6, 2009 in connection with Ms. Matthias’ scheduled retirement, amended her SERP Agreement to provide that she would be credited with having served on a full-time basis during the 2010 fiscal year and the SERP vested an additional 15% effective on the Transition Date, to a cumulative total vested percentage of 93 1/3%. Pursuant to the R. Matthias Transition Agreement, Ms. Matthias will receive a lump sum payment of the SERP Agreement benefits of approximately $4,166,000 on December 16, 2010.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. RETIREMENT PLANS (Continued)

The Company is accounting for the SERP Agreements in accordance with the accounting requirements for defined benefit pension and other post-retirement plans. Changes in the benefit obligation under the SERP Agreements as of September 30 were as follows (in thousands):

	2010	2009
Benefit obligation at beginning of year	$5,326	$5,883
Service cost	439	573
Interest cost	257	316
Change in discount rate	—	114
Plan amendment	438	—
Benefit payments	(900)	(1,560)

Benefit obligation at end of year	5,560	5,326
Less: current portion included in accrued expenses and other current liabilities	(4,874)	(900)

Non-current benefit obligation at end of year	$686	$4,426

The non-current benefit obligation at end of year was included in “deferred rent and other non-current liabilities” in the accompanying Consolidated Balance Sheets. Estimated benefits expected to be paid during the next three fiscal years are as follows (in thousands):

Fiscal Year
2011	$4,916
2012	600
2013	150

The components of net periodic pension cost on a pretax basis were as follows for the years ended September 30 (in thousands):

	2010	2009	2008
Service cost	$439	$573	$973
Interest cost	257	316	178
Amortization of prior service cost	139	196	353
Amortization of change in discount rate	—	114	—
Plan amendment and curtailment	888	—	2,402

Total net periodic benefit cost	$1,723	$1,199	$3,906

The following weighted-average assumptions were used to determine net periodic benefit cost for the years ended September 30, 2010, 2009, and 2008: discount rate – 5.0% for fiscal 2010 and 2009 and 6% for fiscal 2008; compensation increase rate – 3.0%.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. RETIREMENT PLANS (Continued)

Amounts recorded in accumulated other comprehensive loss as of September 30 were as follows (in thousands):

	2010	2009	2008
Unrecognized prior service cost—beginning of year	$(589)	$(785)	$(1,765)
Amortization of prior service cost	139	196	353
Prior service cost recognized for plan amendment and curtailment	450	—	627

Unrecognized prior service cost—end of year	—	(589)	(785)
Deferred income tax benefit	—	220	293

Unrecognized prior service cost, net of tax—end of year	$—	$(369)	$(492)

The Company has a grantor trust, which was established for the purpose of accumulating assets in anticipation of the Company’s payment obligations under the SERP Agreements (the “Grantor Trust”). In November 2007, the Company made a scheduled contribution to the Grantor Trust of $1,160,000. In order to impact positively the Company’s ability to comply with the Consolidated Leverage Ratio covenant of its Term Loan Agreement at March 31, 2008, with the consent of the SERP Executives, the Company withdrew $1,000,000 from the Grantor Trust on March 28, 2008. The withdrawn funds were used to repay indebtedness under the Credit Facility. On May 20, 2008, the Company entered into (i) a Letter Agreement with the SERP executives and the trustee (the “Trustee”) for the Grantor Trust, and (ii) an amendment to the Grantor Trust agreement with the Trustee (collectively the “Agreements”). The Agreements amended the SERP Agreements and the Grantor Trust agreement to allow the Company to deliver an irrevocable standby letter of credit (the “SERP Letter of Credit”) to the Trustee in an amount equal to the Company’s then current funding obligation under the SERP Agreements, which was $3,885,000. As provided in the Agreements, in fiscal 2008 the Company received a distribution of the remaining assets held in the Grantor Trust, amounting to $2,844,000.

The amendments affected by the Agreements also allow for, at the Company’s option, the issuance from time to time of SERP Letters of Credit, or the increase of size of a SERP Letter of Credit already held by the Trustee, in lieu of any deposit to the Grantor Trust otherwise required in the future. In addition, the Agreements permit the Company, from time to time at its sole discretion, to reduce the size of any SERP Letter of Credit issued to the Trustee, so long as the Company simultaneously funds the Grantor Trust with an amount of cash equal to the amount of the reduction of the SERP Letter of Credit. In October 2008, the Company increased the SERP Letter of Credit issued to the Trustee to a total of $6,779,000, in connection with the full vesting of Mr. Matthias’ benefits under the D. Matthias Transition Agreement and the annual increase in vesting of Ms.

Matthias’ benefits. In fiscal 2009, the Company reduced the SERP Letter of Credit by $1,560,000, to a total of $5,219,000, in connection with SERP benefit payments made to Mr. Matthias. In fiscal 2010, the Company increased the SERP Letter of Credit by $1,347,000, in connection with additional vesting of Ms. Matthias’ benefits under the R. Matthias Transition Agreement, and the Company reduced the SERP Letter of Credit by $900,000, in connection with SERP benefit payments to Mr. Matthias. In December 2009, in connection with the additional vesting and scheduled payment of SERP Executives’ benefits in 2010, the Company made a partial cash contribution to the Grantor Trust of $1,500,000, and contemporaneously reduced the SERP Letter of Credit by $1,500,000. As of September 30, 2010, the SERP Letter of Credit was a total of $4,166,000. In October 2010, the Company reduced the SERP Letter of Credit by $300,000 to a total of $3,866,000, in connection with an October 2010 SERP benefit payment to Mr. Matthias. Pursuant to the R. Matthias Transition Agreement, the Company will make a lump sum SERP benefit payment of $4,166,000 to Ms. Matthias on December 16, 2010.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. EMPLOYEE BENEFIT PLANS

The Company has a 401(k) savings plan for all employees who have at least six months of service and are at least 18 years of age. Employees can contribute up to 20% of their annual salary. Employees who meet certain criteria are eligible for a matching contribution from the Company based on a sliding scale. Company matches are made in the first quarter of the succeeding calendar year and vest over a period of approximately six years from each employee’s commencement of employment with the Company. Company matching contributions totaling $153,000, $162,000 and $175,000, were made in fiscal 2010, 2009 and 2008, respectively. In addition, the Company may make discretionary contributions to the plan, which vest over a period of approximately six years from each employee’s commencement of employment with the Company. The Company has not made any discretionary contributions.

20. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly financial results for the years ended September 30, 2010 and 2009 were as follows (in thousands, except per share amounts):

	Quarter Ended
Fiscal 2010	09/30/10	06/30/10	03/31/10		12/31/09
Net sales	$124,257	$142,034	$131,130		$133,771
Gross profit	68,293	79,651	71,388		71,694
Net income	4,288	8,652	2,633		1,256
Net income per share—Basic	0.69	1.39	0.43		0.21
Net income per share—Diluted	0.67	1.35	0.42		0.20

	Quarter Ended
Fiscal 2009	09/30/09	06/30/09	03/31/09		12/31/08
Net sales	$123,828	$142,529	$130,082		$134,812
Gross profit	67,537	77,528	69,855		67,855
Net income (loss)	1,365	6,783	(1,915	)(1)	(46,915	)(2)
Net income (loss) per share—Basic	0.23	1.13	(0.32	)(1)	(7.86	)(2)
Net income (loss) per share—Diluted	0.22	1.12	(0.32	)(1)	(7.86	)(2)

(1)	Includes goodwill impairment expense of $3,389,000, or $(0.57) per share (see Note 5).

(2)	Includes goodwill impairment expense of $47,000,000, or $(7.88) per share (see Note 5).

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

21. SEGMENT AND ENTERPRISE WIDE DISCLOSURES

Operating Segment.    For purposes of the disclosure requirements for segments of a business enterprise, the Company has determined that its business is comprised of one operating segment: the design, manufacture and sale of maternity apparel and related accessories. While the Company offers a wide range of products for sale,

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. SEGMENT AND ENTERPRISE WIDE DISCLOSURES (Continued)

the substantial portion of its products are initially distributed through the same distribution facilities, many of the Company’s products are manufactured at common contract manufacturer production facilities, the Company’s products are marketed through a common marketing department, and these products are sold to a similar customer base, consisting of expectant mothers.

Geographic Information.    Information concerning the Company’s operations by geographic area is as follows (in thousands):

	Year Ended September 30,
	2010	2009	2008
Net Sales to Unaffiliated Customers
United States	$505,621	$510,669	$543,339
Foreign	25,571	20,582	21,263

	September 30, 2010	September 30, 2009

Long-Lived Assets, Net
United States	$57,859	$61,612
Foreign	1,938	2,164

Major Customers.    For the periods presented, the Company did not have any one customer who represented more than 10% of its net sales.

22. INTEREST EXPENSE, NET

Interest expense, net for the years ended September 30 is comprised of the following (in thousands):

	2010	2009	2008
Interest expense	$3,330	$4,758	$6,971
Interest income	(30)	(38)	(27)
Other investment loss, net	—	—	30

Interest expense, net	$3,300	$4,720	$6,974

23. RELATED PARTY TRANSACTIONS

There is a husband and wife relationship between Mr. Matthias and Ms. Matthias. There are no family relationships among any of the Company’s other executive officers or directors.

The non-executive Chairman of the Company’s Board of Directors currently provides consulting services to Pepper Hamilton LLP, which provides legal services to the Company. The Company paid legal fees to this law firm of $288,000, $595,000 and $728,000 in fiscal 2010, 2009 and 2008, respectively. As of September 30, 2010 and 2009, the Company had accrued amounts outstanding to this law firm of $199,000 and $71,000, respectively.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at beginning of period (1)	Additions charged to costs and expenses		Deductions and reclassifications		Balance at end of period (1)
Year Ended September 30, 2010
Product return reserve	$324	$896	(2)	$249	(3)	$1,469

Year Ended September 30, 2009
Product return reserve, net	$202	$122		$—		$324

Year Ended September 30, 2008
Product return reserve, net	$181	$21		$—		$202

(1)	As of September 30, 2010, the Company’s product return reserve reflects the estimated gross sales value of estimated product returns, which had an estimated cost value of $617. For the years ended September 30, 2009, 2008 and 2007, the Company’s product return reserve was presented in the above table net of the estimated cost value of estimated product returns of $249, $196 and $177, respectively.

(2)	During fiscal 2010 the Company changed its store merchandise return policy to allow customers to return merchandise purchased in its retail stores for a full refund within 30 days of purchase.

(3)	Represents the reclassification of the September 30, 2009 estimated cost value of estimated product returns to present the product return reserve in the above table on a gross basis.

INDEX OF EXHIBITS

Exhibit No.	Description

21	Subsidiaries of the Company.

23	Consent of KPMG LLP.

31.1	Certification of the Chief Executive Officer & President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Senior Vice President & Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer & President Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Senior Vice President & Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.