Form 10-K/A
period 2010-09-30
Destination Maternity Corp
filed 2011-01-11
CIK 896985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.

For The Fiscal Year Ended: September 30, 2010

or

☐	Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934.

For the transition period from                     to

Commission File Number: 0-21196

DESTINATION MATERNITY CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	13-3045573
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

456 North Fifth Street, Philadelphia, PA	19123
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (215) 873-2200

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, Par Value $0.01 Per Share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Exchange Act:

Series B Junior Participating Preferred Stock Purchase Rights

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

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

Explanatory Note

This Amendment No. 1 on Form 10-K/A amends the Annual Report on Form 10-K for the fiscal year ended September 30, 2010 of Destination Maternity Corporation (the “Company,” “we” or “us”), filed with the U.S. Securities and Exchange Commission (the “SEC”) on December 14, 2010. This Amendment supplements the disclosures made in Part III of our Form 10-K. No other changes have been made to the Form 10-K. This Amendment does not reflect events occurring after the filing of the Form 10-K, does not update disclosures contained in the Form 10-K, and does not modify or amend the Form 10-K except as specifically described in this explanatory note. Accordingly, this Amendment should be read in conjunction with our Form 10-K and our other filings made with the SEC subsequent to the filing of the Form 10-K, including any amendments to those filings.

PART III.

Item 10.	Directors and Executive Officers of the Registrant

The following table sets forth, as of September 30, 2010, the name, age, and position of each executive officer and director of the Company. Certain biographical information is also set forth below. All of our directors have a one year term which expires at our next Annual Meeting of Stockholders.

Name	Age	Position and Offices Held
Edward M. Krell	48	Chief Executive Officer, President and Director
Lisa Hendrickson	49	Chief Merchandising Officer
Judd P. Tirnauer	42	Senior Vice President & Chief Financial Officer
Elam M. Hitchner, III	64	Non-Executive Chairman of the Board
Arnaud Ajdler	35	Director
Barry Erdos	66	Director
Joseph A. Goldblum	61	Director
Anne T. Kavanagh	51	Director
Rebecca C. Matthias	57	Director
Melissa Payner-Gregor	52	Director
David Schlessinger	55	Director
William A. Schwartz, Jr.	71	Director
B. Allen Weinstein	64	Director

Edward M. Krell, 48, has served as a director of the Company and its Chief Executive Officer since October 1, 2008 and as its President since August 3, 2010. He has served as a senior executive of the Company for nearly nine years and has nearly 25 years of business experience encompassing apparel, retail, finance and overall management. From January 2002 to November 2003, Mr. Krell served as the Company’s Senior Vice President—Chief Financial Officer and then served as the Company’s Executive Vice President—Chief Financial Officer from November 2003 to May 2007. In May 2007, Mr. Krell was named the Company’s Chief Operating Officer & Chief Financial Officer and served in this role until July 2008, when he was named Chief Operating Officer of the Company, a role which he held until his October 2008 appointment as Chief Executive Officer. Prior to joining us, Mr. Krell served in various senior financial management positions, including having served as Chief Financial Officer of London Fog Industries, Inc., a wholesale and retail distributor of rainwear and outerwear. Mr. Krell began his career as an investment banker with Kidder, Peabody & Co. Incorporated and earned an M.B.A. degree from Stanford University and a B.A. degree from Harvard University. Mr. Krell’s current service as the Company’s Chief Executive Officer and his service in senior executive officer positions with the Company since 2002, combined with his extensive experience in the retail business, provide him with comprehensive insight into our business and the operation of our Company.

Lisa Hendrickson, 49, has served as our Chief Merchandising Officer since January 2008. From May 2006 to January 2008, Ms. Hendrickson served as our Vice President of Design, having served as Design Director of Motherhood Maternity from the time she joined us in February 1998 until May 2006. Prior to joining us, Ms. Hendrickson served as the Design Director for Stephanie Queller, a private label sportswear company, from September 1992 to January 1998. Ms. Hendrickson began her career as a Designer with Etcetera, a division of J.G. Hook.

Judd P. Tirnauer, 42, has served as our Senior Vice President & Chief Financial Officer since July 2008. From June 2005 to July 2008, Mr. Tirnauer served as our Vice President—Finance, having previously served as our Vice President—Financial Planning & Analysis since October 2003, and Director of Financial Planning & Analysis since joining us in November 2001. Mr. Tirnauer has earned both a Masters of Business Administration degree and a Juris Doctorate legal degree, and has earned a Certified Public Accountant designation.

Arnaud Ajdler, 35, has served as a director of the Company since March 2008. Mr. Ajdler has been a Managing Director of Crescendo Partners II, L.P. since December 2005. Mr. Ajdler also serves as a director of Charming Shoppes, Inc., and as a director and on the compensation and human resources committee of O’Charley’s Inc. Since its inception in June 2006, Mr. Ajdler has served as a member of the board of directors and the Secretary of Rhapsody Acquisition Corp., an OTC Bulletin Board-listed blank check company formed to effect a business combination with an operating business. From June 2004 until June 2006, Mr. Ajdler also served as the Chief Financial Officer, a director and the Secretary of Arpeggio Acquisition Corporation. Arpeggio completed its business combination with Hill International, Inc. in June 2006 and since such time Mr. Ajdler has served as a director of the surviving company, a NYSE listed company. From August 2006 until the company was acquired in October 2007, Mr. Ajdler served as a director of The Topps Company, Inc. As a managing director of a private equity investment firm that has investments in a number of apparel companies, Mr. Ajdler has gained extensive knowledge of our industry. He also brings significant experience gained from service on the board of directors of several companies and his current service as a director and member of the compensation committee of another publicly-traded company.

Barry Erdos, 66, has served as a director since January 2010. Mr. Erdos is a consultant in the retail industry. Mr. Erdos served as Chief Executive Officer of F.A.O. Schwarz, Inc. from March 2009 until its acquisition by Toys “R” Us in May 2009. From 2005 until 2008, Mr. Erdos was director of Bluefly, Inc. where he was also President and Chief Operating Officer in 2008. Prior to joining Bluefly, Inc., Mr. Erdos held senior management positions with prominent retailers, including President and Chief Operating Officer of Build A Bear Workshop, Chief Operating Officer of Ann Taylor, Inc., Chief Operating Officer of J. Crew Group, and Executive Vice President and Chief Financial Officer of The Limited Inc.’s Limited Express division. Mr. Erdos qualifies as an “audit committee financial expert” satisfying the rules of the SEC. Mr. Erdos’s qualification as an audit committee financial expert as well as his extensive management experience make him highly qualified to serve both as a director of the Company and a financial expert on the Audit Committee. Through his experience in various senior management positions at several publicly-traded retail companies and as a self-employed retail consultant, Mr. Erdos has gained relevant expertise that he will draw upon in advising us with respect to our listing and filing compliance.

Elam M. Hitchner, III, 64, has served as a director since January 1994. Mr. Hitchner was a partner in the law firm of Pepper Hamilton LLP, in Philadelphia, Pennsylvania, which provides legal services to the Company, from May 1992 to June 1999, and returned to the firm in January 2001 as a partner and subsequently as Of Counsel through 2004. Commencing in 2005, Mr. Hitchner began providing consulting services to the firm. Mr. Hitchner does not participate in the provision of legal services to the Company. From July 1999 until December 31, 2000, Mr. Hitchner was a general partner of Meridian Venture Partners and Meridian Venture Partners II, venture capital firms located in Radnor, Pennsylvania. Mr. Hitchner serves as lead director and member of the audit, compensation, and governance and nominating committees of eResearchTechnology, Inc. Mr. Hitchner’s dedicated service to our Company since the mid-1980s and his resulting extensive knowledge of our business give him valuable experience facing issues relevant to our Company. Mr. Hitchner’s service as a member of the board of directors and on various board committees of more than one public company provides him with a broad perspective on corporate governance matters.

Anne T. Kavanagh, 51, has served as a director of the Company since September 2006. Ms. Kavanagh is the founder and Chief Executive Officer of New York-based Kavanagh Consulting L.L.C., a consulting services company focused on corporate advisory services and strategic advice. Prior to founding her own consulting services business, Ms. Kavanagh served in a variety of senior executive positions in the investment banking industry, including Group Head and Managing Director at PaineWebber, Group Head and Managing Director at Prudential Securities, Group Head and Managing Director at Salomon Brothers, President and Chief Executive Officer of NatWest Securities and Executive Vice President at Drexel Burnham Lambert. Ms. Kavanagh also serves as a director of Alfred Angelo, Inc. Ms. Kavanagh is a member of The National Association of Corporate Directors and completed the NACD Director Professionalism course in November of 2009. Ms. Kavanagh’s financial expertise gained through her experience as a senior executive in the investment banking industry makes her a valuable contributor to our Audit Committee. Through her extensive consulting services, Ms. Kavanagh is able to provide valuable strategic guidance to the Company in connection with its business.

Joseph A. Goldblum, 61, an attorney, has served as a director of the Company since 1989. Mr. Goldblum has been President of G-II Equity Investors, Inc., a general partner of G-II Family Partnership L.P (“G-II”), since May 1989. G-II was one of the original private equity investors in the Company. Prior to starting G-II, Mr. Goldblum was for five years the Senior Vice President of Operations of McKesson Corporation, the largest pharmaceutical distributor in the world. As a result of G-II investments, Mr. Goldblum currently serves as Chairman of the Board of four successful private companies involved in international sourcing, manufacturing, distribution and e-commerce. Mr. Goldblum also serves as the Chair of the Board of the Philadelphia Mural Arts Advocates which is one of the country’s most respected and innovative programs using art to positively transform individuals and communities. Mr. Goldblum has hands-on experience in logistics and global supply chain sourcing and distribution. His broad business background and committed service to our Company since 1989 has afforded him with unique insight into the changing landscape of our business and how shifts in the retail business specifically affect our Company.

Rebecca C. Matthias, 57, co-founded the Company in 1982 (along with her husband, Dan W. Matthias) and has served as a director of the Company since its inception. Ms. Matthias served as the Company’s President from inception through May 2010 and as the Company’s Chief Creative Officer from May 2007 until her retirement in June 2010. From January 1993 to May 2007, Ms. Matthias also served as the Company’s Chief Operating Officer. In 1992, Ms. Matthias was chosen as “Regional Entrepreneur of the Year” by Inc. Magazine and Merrill Lynch Corporation, and in September 2003, Ms. Matthias was recognized as a top woman entrepreneur by the United States Small Business Administration. Prior to co-founding the Company, Ms. Matthias was a construction engineer for the Gilbane Building Company. Additionally, Ms. Matthias serves as a director on the Board of Directors of CSS Industries, Inc. Ms. Matthias, as a co-founder of the Company, has comprehensive knowledge of our Company and our business. Her dedicated service to the Company since its inception gives her significant perspective into the unique issues relevant to our business, and her entrepreneurial aptitude and success make her a valuable advisor to our Board of Directors.

Melissa Payner-Gregor, 52, has served as a director of the Company since August 2009. Ms. Payner-Gregor has been the Chief Executive Officer of Bluefly, Inc. since August 2004, having previously served as President of Bluefly from September 2003. Prior to joining Bluefly, Ms. Payner-Gregor held senior management positions with prominent retailers and consumer products companies, including Chief Executive Officer and President of Spiegel Catalog and President of Chico’s FAS. Ms. Payner-Gregor’s experience as manager of several successful retail establishments allows her to bring an important perspective to our Board of Directors, given the Company’s participation in the retail market. Through her experience as the chief executive officer of a leading online retailer and senior manager of several other successful retailers, Ms. Payner-Gregor brings significant knowledge to our Board of Directors in the areas of business operations, risk management and corporate governance.

David Schlessinger, 55, has served as a director of the Company since January 2002. Mr. Schlessinger is the co-founder and Chairman of the Board of Five Below, Inc., an extreme-value retailer in the teen and pre-teen market, a position that he has held since January 2002. He has been engaged in personal investment activities as well as consulting and board services with private companies since 1998. Mr. Schlessinger founded Zany Brainy, a retail children’s educational products company, in 1991 and served as Zany Brainy’s Chief Executive Officer until 1996 and as its Chairman until 1998. He founded Encore Books, a retail bookstore chain, in 1973 and served as its Chairman and Chief Executive Officer until 1986. Mr. Schlessinger has substantial leadership, conceptual, strategic, entrepreneurial and operational experience, having founded a number of successful companies. This expertise and experience makes Mr. Schlessinger a valuable resource to our Board of Directors.

William A. Schwartz, Jr., 71, has served as a director of the Company since August 1998. Mr. Schwartz is President and Chief Executive Officer of U.S. Vision, Inc., a retailer of optical products and services, a position that he has held since 1995. Mr. Schwartz currently is a director of each of U.S. Vision, Inc. and Alfred Angelo,

Inc. He also served as a director of Commerce Bank and TD Banknorth, Inc. Mr. Schwartz’s significant leadership, strategic planning and operational experience in a diverse range of disciplines and businesses give him the perspective to isolate issues that are specific to and important for our industry. He also brings significant experience gained from his service on the board of directors of other companies.

B. Allen Weinstein, 64, has served as a director of the Company since January 2010. Since August 2009, Mr. Weinstein has been the Chief Executive Officer of Body Central (Body Shop of America, Inc.) where he also serves as a director. Prior to joining Body Central, Mr. Weinstein was the Executive Vice President-Chief Merchandising Officer of The Cato Corporation since November 2004, having previously served as Executive Vice President, Chief Merchandising Officer of the Cato Division since August 1997. From 1995 to 1997, Mr. Weinstein was Senior Vice President-Merchandising of Catherines Stores Corporation. From 1981 to 1995, he served as Senior Vice President of Merchandising of Beall’s, Inc. Mr. Weinstein’s extensive senior management experience in other apparel companies exposes him to various retail business techniques, and provides him with relevant expertise in retailing that he brings to the Company’s Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities (collectively, “Reporting Persons”) to file with the SEC initial reports of ownership (on Form 3) and reports of changes in ownership of the Common Stock and other equity securities of the Company (on Forms 4 and 5). Reporting Persons are additionally required to furnish us with copies of all Section 16(a) reports they file.

To our knowledge, based solely upon a review of the copies of such reports furnished to us, all Section 16(a) reports for the fiscal year ended September 30, 2010 were timely filed.

Code of Business Conduct and Ethics

Our Code of Business Conduct and Ethics is designed to promote the highest standards of business conduct in our relationships with each other and with our customers, suppliers and others. The Code of Business Conduct and Ethics contains basic principles to guide directors, officers and employees of our Company. Our Code of Business Conduct and Ethics is available on the Company’s investor website at investor.destinationmaternity.com or to our stockholders by writing to our Secretary at the following address: Destination Maternity Corporation, Attention: General Counsel and Secretary, 456 North Fifth Street, Philadelphia, Pennsylvania, 19123.

Audit Committee

The Audit Committee, which currently consists of Mr. Barry Erdos, Chair, Mr. Elam M. Hitchner, III, Ms. Anne T. Kavanagh, and Mr. William A. Schwartz, Jr., held nine meetings, all of which were called and held in person. Mr. Erdos is designated as the “audit committee financial expert.” Mr. Erdos has no direct or indirect material relationship with the Company and satisfies the requirements to be considered independent. See Item 13 “Certain Relationships and Related Transactions – Board Independence” for further information about director independence. The function of the Audit Committee is to assist the Board of Directors in preserving the integrity of the financial information published by the Company through the review of financial and accounting controls and policies, financial reporting requirements, alternative accounting principles that could be applied and the quality and effectiveness of the independent registered public accountants. The Audit Committee Charter is posted on the Company’s investor website.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

Overview

The Compensation Committee of our Board of Directors (the “Committee”) has developed and implemented compensation policies, plans and programs that seek to enhance our profitability, and thus stockholder value, by aligning the financial interests of our senior management with those of our stockholders. Our compensation arrangements are designed to attract and retain corporate officers and other key employees and to motivate them to perform to the full extent of their abilities, in the best long-term interests of our stockholders.

Composition of the Committee

The Committee currently consists of Mr. Arnaud Ajdler, Chair, Mr. Barry Erdos, Mr. Joseph A. Goldblum, Mr. David Schlessinger and Mr. B. Allen Weinstein. None of these individuals has ever been an officer or employee of the Company. Each member of the Committee is considered to be an “independent director” under Nasdaq rules and the rules of the SEC. The Report of the Compensation Committee is set forth below after this “Compensation Discussion and Analysis” section.

The Committee meets at least once annually regarding compensation decisions. In fiscal year 2010 the Committee met seven times.

Significant Actions Taken

Significant actions taken by the Committee during fiscal year 2010 and thereafter include the following:

(1)	Approval of a Letter Agreement with Rebecca C. Matthias in connection with her retirement at the end of fiscal year 2010;

(2)	Approval of an Agreement to provide severance benefits to the Company’s Chief Merchandising Officer, Lisa Hendrickson, in the event that her employment is involuntarily terminated in connection with a change in control of the Company; and

(3)	Establishment of special bonus arrangements for Ms. Hendrickson and the Company’s Senior Vice President & Chief Financial Officer, Judd P. Tirnauer.

In addition to a discussion of our compensation philosophy in general, the following discussion highlights these specific decisions.

Total Compensation and Allocation Between Compensation Elements

Both the total amount of compensation paid to our named executive officers and the portion of total compensation represented by each element of compensation have been determined by the Committee with reference to the individual capabilities, contributions and strategic importance of each executive officer. The Committee members apply their independent judgment and experience in making these subjective determinations.

Other significant factors that may be considered by the Committee include the executive’s experience and expertise, the pay levels for peers within the Company, the pay levels in the marketplace for similar positions and our performance as a whole. In evaluating these considerations, the Committee may from time to time seek the input of an independent compensation consultant (although no consultant was used during fiscal year 2010).

Benchmarking

As noted above, one reason the Committee may retain an independent consultant is to evaluate compensation decisions in the context of similar decisions made by other companies in our industry. In that case, we look to the consultant to help us identify these “peer” companies. The Hay Group identified the following companies as our “peers” in fiscal year 2007:

Aeropostale, Inc. BEBE Cache Casual Male Retail Group, Inc. Cato Corporation Charlotte Russe Holding, Inc. Chico’s FAS Christopher & Banks Corp. Coldwater Creek, Inc. DEB Shops, Inc.	dELiA’s Inc. Dress Barn, Inc. Guess, Inc. Gymboree J. Crew Group, Inc. Jos. A. Bank Clothiers, Inc. New York & Co., Inc. Tween Brands United Retail Group, Inc. Wet Seal, Inc.

The Committee continues to believe that these companies represent an appropriate peer group (excluding those companies that are no longer publicly held) and from time to time will examine publicly disclosed pay practices of these companies when evaluating proposed changes in the compensation of our executives.

Participation of Management in the Compensation Process

Mr. Krell was consulted regularly by the Committee in fiscal year 2010 with respect to compensation decisions regarding, and the individual performance of, named executive officers other than himself. While his input in such matters is afforded great weight, the ultimate decision on all named executive officer compensation matters was made only by the Committee or the Board of Directors. The individual performance of Mr. Krell was evaluated by the Committee and the Board of Directors, without input from any manager.

At the request of the Committee, management assembles and distributes to the Committee, in advance of its meeting or meetings, information requested by the Committee to assist the Committee in its compensation decisions. Such information may include corporate financial data, historical compensation data (for us or members of our peer group) and information regarding the accounting, tax or legal consequences of proposed compensation arrangements, as prepared by internal personnel or external advisors.

Effect of Historical Contractual Arrangements

The Committee’s compensation decisions are made in light of our current and foreseeable future circumstances and with an eye toward conformity with perceived “best practices.” However, the Committee’s approach to compensation is also influenced by our existing contractual commitments to named executive officers, some of which originated many years ago. When appropriate and practicable, the Committee will negotiate with named executive officers to update such “legacy” commitments to reflect changed circumstances or evolving commercial practices.

Elements of Compensation

The principal elements of our named executive officers’ compensation are: (1) base salary, (2) annual cash bonuses, (3) special or discretionary cash bonuses, (4) equity-based incentives, and (5) severance and change in control benefits.

Base Salary:    The base salary of each named executive officer constitutes compensation for discharging such named executive officer’s job responsibilities and is intended to achieve comparability with the base salaries of senior executives at similar companies holding comparable positions, taking into account such factors as the individual executive’s experience, tenure and alternative employment opportunities.

Individual salary adjustments also take into account individual performance contributions for the year, as well as sustained performance contributions over a number of years and significant changes in responsibilities, if any. The assessment of individual performance is subjective and is not intended to correlate to specific corporate performance measures.

The Committee’s decisions regarding fiscal year 2009 and 2010 salary increases are reflected below:

Executive Officer	Fiscal Year 2009 Base Salary Rate	Fiscal Year 2010 Base Salary Rate
Edward M. Krell—Chief Executive Officer & President	$650,000	$650,000
Lisa Hendrickson—Chief Merchandising Officer	$433,768	$433,768
Judd P. Tirnauer—Senior Vice President & Chief Financial Officer	$325,000	$331,500
Rebecca C. Matthias—Former Chief Creative Officer	$571,731	$438,327	(1)

(1)	Pursuant to the Letter Agreement with Ms. Matthias regarding her retirement at the end of fiscal year 2010 (described below), Ms. Matthias served the Company in a part-time capacity from June 15, 2010 through September 30, 2010 and earned (i) a base salary at an annualized rate of $571,731 (unchanged from fiscal year 2009) through June 15, 2010; and (ii) a base salary at an annualized rate of $114,346 (20% of her full time equivalent pay) from June 16, 2010 to September 30, 2010. Thus, the total amount of base salary Ms. Matthias earned during fiscal year 2010 was $438,327.

Mr. Tirnauer’s base salary increase for fiscal year 2010 was 2% and was intended to approximate changes in the cost of living since the date of his last salary increase in July 2008.

The base salary rates for Mr. Krell, Ms. Hendrickson and Ms. Matthias were not changed by the Committee during fiscal year 2010.

The Committee has not yet made any determinations as to fiscal year 2011 salary increases for named executive officers.

Annual Bonuses:    We pay annual bonuses in cash based on our achievement of corporate performance goals established by the Committee, with input from senior management. The target amount for each executive’s annual bonus is expressed as a percentage of the executive’s base salary and is reflected in the table entitled “Grants of Plan-Based Awards” under the heading “Estimated Future Payouts Under Non-Equity Incentive Plan Awards.” The percentage is based primarily on the executive’s level of responsibility (and, therefore, his or her ability to influence our business results). For each named executive officer, the target percentages were established contractually in their respective Employment Agreements (or, in the case of Ms. Hendrickson, in her Letter Agreement). As illustrated in the table entitled “Grants of Plan-Based Awards” under the heading “Estimated Future Payouts Under Non-Equity Incentive Plan Awards,” each executive’s actual bonus payment may be lower or higher than the target amount, based on actual corporate performance relative to the specified goals. In determining the amount of the annual bonus payable to an executive when the applicable performance goals have been met, the Committee may exercise negative discretion to reduce the amount of such annual bonus to ensure that the amount ultimately paid is commensurate with the executive’s contribution to the Company’s performance.

The Committee has utilized this same annual bonus approach for several years, and the arrangement is codified as our “Management Incentive Program.” The terms of the Management Incentive Program are described in greater detail in the Proxy Statement for our January 19, 2007 annual meeting of stockholders.

For fiscal years 2009 and 2010, the Committee continued to use “Adjusted EBITDA” as the relevant performance metric for annual bonus purposes because it believes that continued profitability will be the key driver to increase stockholder value. For this purpose “Adjusted EBITDA” represents earnings before interest, taxes, depreciation and amortization, adjusted to exclude: (i) loss on impairment of tangible or intangible assets; (ii) gain or loss on disposal of assets; (iii) gain or loss from the early extinguishment, redemption or repurchase of debt, (iv) stock-based compensation expense and (v) the impact of any changes to accounting principles that become effective during the relevant year. In addition, for fiscal year 2011, Adjusted EBITDA will exclude any expenses incurred by the Company in connection with certain extraordinary, unusual or infrequently occurring events reported in the Company’s public filings.

Fiscal Year 2010 Bonuses:    With respect to fiscal year 2010 bonuses for named executive officers under the Management Incentive Program, on December 22, 2009 the Committee established that the level of Adjusted EBITDA which would have yielded 100% of target bonus was $43.9 million and that the level of Adjusted EBITDA which would have yielded the maximum bonus payment (200% of target bonus) was $50.0 million. In November 2010, the Committee determined that the Company’s Adjusted EBITDA for fiscal year 2010 was approximately $48.3 million (10.1% above the target level for Adjusted EBITDA and 24.7% above the Company’s actual Adjusted EBITDA for the 2009 fiscal year of approximately $38.8 million). Based on the performance goals established by the Committee for fiscal year 2010, the Committee determined that the Company’s Adjusted EBITDA for such fiscal year resulted in payment of 172.8% of target bonus under the Management Incentive Program. Pursuant to this determination the Committee determined that the following cash bonuses were payable to the following named executive officers of the Company under the Management Incentive Program: (a) Edward M. Krell, Chief Executive Officer & President: $1,123,200 (or 172.8% or Mr. Krell’s target bonus, which target bonus is equal to 100% of Mr. Krell’s fiscal year 2010 base salary of $650,000); (b) Judd P. Tirnauer, Senior Vice President & Chief Financial Officer: $286,416 (or 172.8% of Mr. Tirnauer’s target bonus, which target bonus is equal to 50% of Mr. Tirnauer’s fiscal year 2010 base salary of $331,500) and (c) Rebecca C. Matthias, former President & Chief Creative Officer: $757,429 (or 172.8% of Ms. Matthias’ target bonus, which target bonus was equal to 100% of the base salary of $438,327 actually paid to Ms. Matthias for fiscal year 2010). The Committee, with the advice of Mr. Krell, determined that Ms. Hendrickson would not be paid a bonus under the Management Incentive Program for fiscal year 2010, despite the achievement of the performance metric. However, the Committee did authorize the payment of a $216,884 bonus to Ms. Hendrickson in December 2010 in satisfaction of, and subject to the terms of, the special bonus opportunity granted to Ms. Hendrickson in November 2009 (see below description under Discretionary or Special Bonuses).

Fiscal Year 2011 Bonuses:    With respect to fiscal year 2011 bonuses for named executive officers under the Management Incentive Program, on December 28, 2010 the Committee established that the level of Adjusted EBITDA which would yield 100% of target bonus is $59.3 million (a 22.7% increase from fiscal year 2010 Adjusted EBITDA) and that the level of Adjusted EBITDA which would yield the maximum bonus payment (200% of target bonus) is $66.0 million (a 36.5% increase from fiscal year 2010 Adjusted EBITDA).

Discretionary or Special Bonuses:    In addition to maintaining an annual bonus program with payments tied to the achievement of pre-established corporate performance goals, the Committee may also authorize the payment of additional cash bonuses on a discretionary or special basis, to reward extraordinary corporate and/or individual accomplishments or to accomplish specific recruitment or retention objectives.

In anticipation of Ms. Matthias’ retirement at the end of fiscal year 2010 and given the Committee’s determination of Ms. Hendrickson’s value to the Company, the Committee determined that encouraging Ms. Hendrickson’s continued service through and beyond the end of fiscal year 2010 is an important objective. Therefore, the Committee established an opportunity for Ms. Hendrickson to earn a special bonus of $216,884 (50% of her base salary) if she remained continuously employed by the Company through December 15, 2010. The special bonus would also be paid to Ms. Hendrickson if her employment was terminated by the Company without cause prior to December 15, 2010. Ms. Hendrickson earned and was paid this bonus in December 2010.

In November 2010, given the Committee’s determination of Ms. Hendrickson’s and Mr. Tirnauer’s value to the Company, the Committee also established an opportunity for Ms. Hendrickson to earn a special cash bonus of

$100,000 and for Mr. Tirnauer to earn a special cash bonus of $45,084. Each of Ms. Hendrickson and Mr. Tirnauer will be paid his or her respective special bonus on December 10, 2011 if he or she remains continuously employed by the Company through December 10, 2011. These special bonuses will in either case also be paid if the recipient’s employment is terminated by the Company without cause prior to December 10, 2011.

Equity-Based Incentives:    The Committee makes equity incentive awards annually. Annual equity awards are generally issued after the completion of the applicable fiscal year and, once issued, are retained only if specified service-based vesting requirements are also satisfied, subject to accelerated vesting in certain circumstances. The Committee believes the service-based vesting condition encourages management retention and the use of stock as the form of payment rewards the creation of only sustained stockholder value.

In January 2010, the Committee made the following equity awards to named executive officers: (a) Mr. Krell was granted stock options with respect to 30,000 shares; (b) Ms. Hendrickson was granted stock options with respect to 10,000 shares; and (c) Mr. Tirnauer was granted stock options with respect to 20,000 shares. The size of these equity awards was determined by the Committee after a review of fiscal year 2009 performance (and, with respect to Ms. Hendrickson and Mr. Tirnauer, after consultation with Mr. Krell regarding each executive’s performance in fiscal year 2009) and taking into consideration the grantees’ other compensation, the value of our shares on the date of grant and the Committee’s subjective judgment regarding the size of award necessary to strongly encourage both the retention of the grantees and their continued efforts on our behalf.

The above awards are all subject to conventional service-based vesting over five years and an additional vesting requirement that our stock achieve a particular price target over a specified period, subject to acceleration in certain cases. Details of these awards, as well as the other awards described above, are shown below in the table entitled “Grants of Plan-Based Awards.”

The Committee has not yet made any determinations as to equity awards for named executive officers based on fiscal year 2010 performance.

The Committee’s decision to use stock options rather than restricted stock for these awards was based on several factors. First, only a limited number of shares remain available under the Company’s 2005 Equity Incentive Plan for purposes of restricted stock awards. Second, in light of market conditions at the time of grant, the Committee believed that the grant of an option (particularly an option with a performance vesting condition) presented greater incentive than would otherwise exist in a restricted stock grant of similar fair value.

Severance and Change in Control Benefits:    The specific terms of our severance and change in control arrangements are discussed below under the heading “Potential Payments Upon Termination or Change in Control.”

The Committee has noted the prevalence of severance and change in control arrangements among our peer companies and believes that such arrangements, when properly tailored, are appropriate and necessary. Specifically, the Committee has concluded that such commitments are required to retain the continued service of Mr. Krell, Ms. Hendrickson and Mr. Tirnauer and, in the case of any potential change in control, to enable those executives to evaluate objectively the benefits to our stockholders of the transaction, notwithstanding its potential effects on their own job security.

The Committee also believes that reasonable severance and change in control benefits (1) should be established with reference to an executive’s position and current cash compensation opportunities, not with reference to his or her tenure, (2) should be conditioned upon execution of a release of claims against the employer and its affiliates, and (3) should be conditioned on the executive’s commitment not to compete for a reasonable period following any cessation of his or her employment.

Consistent with these principles, on October 13, 2010, the Committee approved an agreement (the “Hendrickson Agreement”) between the Company and Ms. Hendrickson that provides for the payment of certain severance benefits to Ms. Hendrickson if her employment is involuntarily terminated in connection with a change in control of the Company. Prior to that time, Ms. Hendrickson was our only named executive officer that was not party to an agreement with us providing for such benefits. The Committee approved the Hendrickson Agreement to provide for more consistent treatment of our named executive officers in this regard and secure Ms. Hendrickson’s continued loyalty to us and to our stockholders’ interests.

Supplemental Retirement Benefits:    During fiscal year 2007, the Committee approved a Supplemental Retirement Agreement with Ms. Matthias. Other executives do not participate in such arrangements and, at this time, the Committee does not intend to implement similar arrangements for other executives. A more detailed description of this arrangement can be found below, under the heading “Pension Benefits for Fiscal Year 2010.”

Letter Agreement with Rebecca Matthias

On November 6, 2009, we announced the retirement of Rebecca C. Matthias as President and Chief Creative Officer of the Company effective June 15, 2010. In connection with Ms. Matthias’ retirement, we entered into a Letter Agreement with Ms. Matthias. We entered into the Letter Agreement to encourage Ms. Matthias’ commitment to a smooth transition of leadership, to secure her continued availability as a strategic advisor to us, to secure a general release of claims (including Ms. Matthias’ acknowledgement that, except as otherwise provided in the Letter Agreement, we have fully satisfied all of our compensation obligations to her), and in consideration for her agreement that her non-competition commitment to us will extend until September 30, 2014.

The Letter Agreement provided for Ms. Matthias’ full-time employment through June 15, 2010 (the “Transition Date”). Following the Transition Date, Ms. Matthias agreed to serve as a part-time employee until the end of fiscal year 2010 (the “Termination Date”), at which point Ms. Matthias’ employment terminated. Following the Termination Date and through September 30, 2012 (the “Consultancy Period”), Ms. Matthias agreed to make herself available to us for strategic planning, merchandising, public relations, publicity and other matters as requested by our Chief Executive Officer.

In consideration of the services described above, we paid Ms. Matthias: (i) a base salary at an annualized rate of $571,731 (unchanged from fiscal year 2009) from the Effective Date through the Transition Date; (ii) a base salary at an annualized rate of $114,346 (20% of her full time equivalent pay) from the Transition Date to the Termination Date, and (iii) certain fringe benefits which continued through the Termination Date. As noted above, the Letter Agreement also provides that Ms. Matthias was eligible for (and, in fact, did receive) a pro-rata cash bonus under our Management Incentive Program for fiscal year 2010. In addition, the Letter Agreement provided for the vesting on the Termination Date of the final tranche of the stock option granted to Ms. Matthias on November 28, 2005 (related to 8,000 shares) and the 10,000 shares of restricted stock issued to her in respect of fiscal year 2009 performance. Ms. Matthias agreed to forego receipt of 10,000 additional shares of restricted stock that would have otherwise been issuable to her in respect of fiscal year 2009 performance.

Finally, as discussed below under the heading of “Pension Benefits for Fiscal Year 2010,” the Letter Agreement provides that, for purposes of determining Ms. Matthias’ vested status under her Supplemental Retirement Agreement, her service during fiscal year 2010 would be counted as full-time service.

Additional Compensation Information

Tax and Accounting Considerations Affecting Executive Compensation.    We endeavor to design our equity incentive awards so that they are accounted for under standards governing equity-based arrangements and, more specifically, so that they are afforded fixed treatment under those standards. We generally attempt to structure our compensation arrangements to permit full tax deductibility within the limits of Section 162(m) of the Internal Revenue Code. However, the Committee reserves the right to approve compensation that is not fully deductible.

Compensation Risk Analysis.    The Committee is keenly aware that compensation arrangements, if not properly structured, may encourage inappropriate risk-taking. In designing our compensation programs, the Committee seeks to mitigate such risk by:

(a)	providing a meaningful portion of total compensation in the form of equity incentives that vest over multiple years (to encourage an appropriately long-term focus);

(b)	capping annual cash bonuses for named executive officers under the Management Incentive Program at 200% of base salary for Mr. Krell and Ms. Matthias and 100% of base salary for Mr. Tirnauer and Ms. Hendrickson, respectively (to provide appropriate balance between short- and long-term objectives); and

(c)	reserving the discretion to reduce annual bonuses otherwise payable under the Management Incentive Program (to allow recognition of the relationship between individual executive contributions and the achievement of specified performance metrics).

Moreover, while we have not implemented a formal stock ownership guideline for our management team, we note that Mr. Krell already maintains a substantial direct stock ownership position. We believe that this ownership position provides a significant incentive for Mr. Krell to ensure that his actions, and the actions of all those reporting to him, are focused on the creation of sustainable stockholder value and the avoidance of excessive risk.

Compensation of Directors

Directors who are also our employees receive no additional compensation for serving as a director or as a member of any Committee of the Board of Directors. Our current arrangements for non-employee directors are as follows:

The Company pays each non-employee director a retainer of $6,250 per quarter. Upon conclusion of the annual meeting of stockholders each year, the Company grants each non-employee director 2,000 shares of restricted stock pursuant to the Company’s 2005 Equity Incentive Plan that will vest on the earlier of: (1) one year from the date of grant or (2) one day before the Company’s next Annual Meeting of Stockholders, subject to acceleration in the event of the non-employee director’s death or disability or upon a change in control of the Company.

Each non-employee director is compensated for his or her service at each meeting of our Board of Directors at a rate of $1,500 for Board meetings scheduled to be held in person and attended by such non-employee director. Non-employee directors are not compensated for attendance at Board of Directors or Committee meetings scheduled to be held telephonically. Additionally, the Chair of each of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee is paid a quarterly retainer at the rates reflected in the below table, and each non-employee director who is a member of a Committee is compensated for his or her services at each meeting of a Committee scheduled to be held in person and attended by such non-employee director, at the following rates:

Committee / Position	Quarterly Retainer	Meeting Fee
Audit Committee
Chair	$2,500	$1,500
Member	n/a	$1,500
Compensation Committee
Chair	$1,250	$1,000
Member	n/a	$1,000
Nominating and Corporate Governance Committee
Chair	$1,250	$1,000
Member	n/a	$1,000

In November 2010, the Board of Directors determined that each of Mr. Erdos, Mr. Ajdler, Mr. Hitchner and Ms. Kavanagh should receive additional compensation for certain extraordinary services provided for, and at the direction of, the Board. Specifically, the following additional compensation was awarded: (i) Mr. Erdos was awarded $25,000 in cash and a one-time grant of 2,000 shares of common stock and (ii) each of Mr. Ajdler, Mr. Hitchner and Ms. Kavanagh was awarded $15,000 in cash and a one-time grant of 1,500 shares of common stock. The shares of stock will be issued on the day before the Company’s 2011 Annual Meeting of Stockholders.

Upon the conclusion of fiscal year 2009, our former Chief Executive Officer and Non-Executive Chairman of the Board of Directors, Dan W. Matthias, entered into a Letter Agreement with the Company whereby he agreed not to seek re-election to the Board of Directors at the Annual Meeting held on January 22, 2010. Accordingly, following the Annual Meeting held on January 22, 2010, Mr. Matthias no longer served as a member of the Board of Directors.

On November 4, 2009, the Company announced that Elam M. Hitchner, III, a director of the Company since 1994, would be appointed as the Non-Executive Chairman of the Board (the “Non-Executive Chairman”), replacing Dan W. Matthias, our co-founder and former Chief Executive Officer, who did not seek re-election to the Board of Directors. The Compensation Committee of our Board of Directors (the “Committee”) established that the Non-Executive Chairman will be entitled to the following compensation (in addition to the compensation otherwise payable to the Non-Executive Chairman pursuant to the Company’s current non-employee director compensation policy as described herein): (a) an additional retainer of $6,250 per quarter; and (b) an additional 1,000 shares of restricted stock granted upon election or re-election of the Non-Executive Chairman to that position by the Board following the annual meeting of stockholders each year, vesting one year from the date of grant, subject to acceleration in the event of the Non-Executive Chairman’s death or disability or upon a change of control of the Company.

In addition, the Committee approved a special one-time grant of 1,000 shares of restricted stock to Mr. Hitchner upon his appointment as Non-Executive Chairman, which such shares vest on the earlier of: (1) one year from the date of grant or (2) one day before the Company’s 2011 Annual Meeting of Stockholders, subject to acceleration in the event of the Non-Executive Chairman’s death or disability or upon a change of control of the Company.

Board members are also reimbursed for their reasonable travel expenses incurred to attend meetings of our Board of Directors or Committees of the Board of Directors on which they serve.

In fiscal year 2010 our non-employee directors received the following compensation:

Name	Fees earned or paid in cash ($) (1)	Stock awards ($) (2)	Total ($)
Arnaud Ajdler	45,958	40,580	86,538
Barry Erdos	45,209	40,580	85,789
Joseph A. Goldblum	44,000	40,580	84,580
Elam M. Hitchner, III	75,445	81,160	156,605
Anne T. Kavanagh	60,451	40,580	101,031
Dan W. Matthias (3)	200,000	—	200,000
Melissa Payner-Gregor	38,000	40,580	78,580
David Schlessinger	41,500	40,580	82,080
William A. Schwartz, Jr.	49,000	40,580	89,580
B. Allen Weinstein	29,292	40,580	69,872

(1)	The above table excludes the special compensation payable to each of Mr. Erdos, Mr. Ajdler, Mr. Hitchner and Ms. Kavanagh approved in November 2010 as described above.

(2)	Upon conclusion of the Annual Meeting of Stockholders on January 22, 2010, the Company granted each non-employee director who was serving on the Board of Directors at that time 2,000 shares of restricted Common Stock pursuant to the Company’s 2005 Equity Incentive Plan (the “Plan”), and granted an additional 2,000 shares to Mr. Hitchner for his service as Non-Executive Chairman. All of these grants fully vest on the earlier of: (1) one year from the date of grant or (2) one day before the Company’s 2011 Annual Meeting of Stockholders. The amounts in the column titled “Stock Awards” reflect the grant date fair values of awards made during fiscal year 2010, as computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation — Stock Compensation (“FASB ASC Topic 718”).

(3)	Subsequent to his retirement, Mr. Matthias, our former Chief Executive Officer, continued to serve us as non-executive Chairman of the Board and agreed to remain available to our Chief Executive Officer in a consulting capacity through September 2012 in exchange for an annual retainer of $200,000. In November 2009, Mr. Matthias entered into a letter agreement with us, which confirmed that he would not seek reelection to the Board of Directors after the expiration of his term in January 2010. The agreement does not change the terms of payment under his annual retainer for advisory services.

Report of the Compensation Committee

We, the members of the Compensation Committee, have reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on our review and discussion with management, we have recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2010.

The Compensation Committee

Arnaud Ajdler, Chair

Barry Erdos

Joseph A. Goldblum

David Schlessinger

B. Allen Weinstein

Summary Compensation Table

The following table provides information about all compensation earned during our fiscal year ended September 30, 2010 by the individuals who served as our executive officers during that year (collectively referred to as the “named executive officers”):

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($) (1)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value ($) (2)	All Other Compensation ($)		Total ($)
Edward M. Krell— Chief Executive Officer & President	2010	650,000		—		—	430,806	1,123,200	—	24,124	(3)	2,228,130
	2009	650,000		—		—	—	1,300,000	—	21,995	(3)	1,971,995
	2008	530,998	(4)	—		—	1,499,780	—	—	23,895	(3)	2,054,673
Lisa Hendrickson— Chief Merchandising Officer	2010	433,768		216,884	(5)	—	143,602	—	—	—		794,254
	2009	433,768		—		7,030	8,020	216,884	—	—		665,702
	2008	390,865	(6)	25,000	(7)	91,580	—	—	—	—		507,445
Judd P. Tirnauer— Senior Vice President & Chief Financial Officer	2010	331,500		—		—	287,204	286,416	—	—		905,120
	2009	325,000		—		7,030	8,020	325,000	—	—		665,050
	2008	255,692	(8)	—		76,730	—	—	—	—		332,422
Rebecca C. Matthias—Former Chief Creative Officer (9)	2010	438,327		—		—	—	757,429	1,043,656	7,987	(10)	2,247,399
	2009	571,731		—		83,300	—	1,143,462	796,631	7,661	(10)	2,602,785
	2008	542,439		—		—	—	—	639,461	6,733	(10)	1,188,633
Emilia Fabricant— Former President (11)	2010	120,000		9,854	(12)	201,600	1,142,808	—	—	—		1,474,262

(1)	The amounts in the columns titled “Stock Awards” and “Option Awards” reflect the grant date fair values of awards made during the identified fiscal year, as computed in accordance with FASB ASC Topic 718.

(2)	The values shown under the heading “Change in Pension Value” reflect the change in present value of the accumulated benefits for each applicable fiscal year for Ms. Matthias under her Supplemental Retirement Agreement.

(3)	The values shown for Mr. Krell under the heading “All Other Compensation” represent amounts paid by the Company for Mr. Krell’s automobile lease payments (limited to the portion estimated to represent personal use of such automobile), life insurance premiums and disability insurance premiums.

(4)	Mr. Krell was appointed Chief Executive Officer and his base salary rate was increased to $650,000, in each case effective as of October 1, 2008.

(5)	In December 2010, Ms. Hendrickson received a $216,884 bonus in satisfaction of the special bonus opportunity granted to her in November 2009.

(6)	Ms. Hendrickson was appointed Chief Merchandising Officer on January 24, 2008. After her promotion and for the balance of fiscal year 2008, her base salary rate was $425,000. Ms. Hendrickson was not an executive officer of the Company prior to that promotion.

(7)	In connection with her promotion, Ms. Hendrickson was guaranteed a minimum bonus of $25,000 for fiscal year 2008.

(8)	Mr. Tirnauer was appointed Senior Vice President & Chief Financial Officer on July 23, 2008. After his promotion and for the balance of fiscal year 2008, his base salary rate was $325,000. Mr. Tirnauer was not an executive officer of the Company prior to that promotion.

(9)	Ms. Matthias retired from employment with us on September 30, 2010.

(10)	The values shown for Ms. Matthias under the heading “All Other Compensation” represent amounts paid by the Company for her automobile (including lease payments, insurance payments, and fuel reimbursement, all limited to the portion estimated to represent personal use of such automobile), tax return preparation fees, and life insurance premiums.

(11)	Ms. Fabricant served as our President from May 24, 2010 through August 3, 2010. Due to Ms. Fabricant’s departure in August 2010 she was not eligible for any bonus payment under our Management Incentive Program and she forfeited all options and shares granted to her (which were all unvested at the time of her departure).

(12)	This value represents the pro rata portion of a $150,000 special bonus which was earned and paid to Ms. Fabricant. The remainder of the $150,000 special bonus was initially paid to Ms. Fabricant but was subsequently repaid to the Company by her after her departure in August 2010 in accordance with the terms of her Employment Agreement.

Grants of Plan-Based Awards

The following table sets forth information regarding grants of plan-based awards to each of our named executive officers during our fiscal year ended September 30, 2010.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#) (2)	All Other Option Awards: Number of Shares Underlying Options (#) (3)	Exercise Price of Option Awards ($ / Sh)	Grant Date Fair Value of Stock and Option Awards (4)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Edward M. Krell	12/22/2009	65,000	650,000	1,300,000	—	—	—	—	—	—	—
	1/29/2010	—	—	—	—	—	—	—	30,000	23.78	430,806

Lisa Hendrickson	12/22/2009	21,688	216,884	433,768	—	—	—	—	—	—	—
	1/29/2010	—	—	—	—	—	—	—	10,000	23.78	143,602

Judd P. Tirnauer	12/22/2009	16,575	165,750	331,500	—	—	—	—	—	—	—
	1/29/2010	—	—	—	—	—	—	—	20,000	23.78	287,204

Rebecca C. Matthias (5)	12/22/2009	43,833	438,327	876,654	—	—	—	—	—	—	—

Emilia Fabricant (6)	5/24/2010	30,000	300,000	600,000	—	—	—	—	—	—	—
	5/24/2010	—	—	—	—	—	—	7,500	—	—	201,600
	5/24/2010	—	—	—	—	—	—	—	70,000	26.88	1,142,808

(1)	The amounts in the column under “Estimated Future Payouts Under Non-Equity Incentive Plan Awards” represent potential threshold, target and maximum bonuses available to the named executive officers under the Company’s Management Incentive Program and, in the case of Mr. Krell, Mr. Tirnauer, Ms. Matthias and Ms. Fabricant, under each such executive’s Employment Agreement. The term “Threshold” means the lowest non-zero amount that could be paid as a bonus under the Company’s Management Incentive Program if a bonus is payable for the applicable fiscal year. The threshold is not a minimum bonus. There is no minimum bonus under the Company’s Management Incentive Program. If specified performance objectives are not met for the applicable fiscal year, no bonus is payable for that fiscal year pursuant to the Management Incentive Program. With respect to the bonus opportunity established by the Compensation Committee on December 22, 2009, please see the details on the payouts of such bonuses in the “Compensation Discussion and Analysis” section above.

(2)	The amounts in the column under “All Other Stock Awards” represent shares of restricted stock awarded under the Company’s 2005 Equity Incentive Plan, each of which vest over time. The vesting schedule is described in the footnotes to the “Outstanding Equity Awards at 2010 Fiscal Year-End” table below.

(3)	The amounts in the column under “All Other Option Awards” represent shares underlying options awarded, each of which vest over time and an additional vesting requirement that our stock achieve a particular price target over a sustained period. The vesting schedule is described in the footnotes to the “Outstanding Equity Awards at 2010 Fiscal Year-End” table below.

(4)	The amounts in the column under “Grant Date Fair Value of Option Awards” represent the fair value of the awards on the date of grant, as computed in accordance with applicable accounting standards.

(5)	Based on fiscal year 2009 performance, Ms. Matthias was granted 10,000 shares of restricted stock. The shares were issued in the 2010 fiscal year (on November 19, 2009). However, under applicable accounting standards, the date of grant is deemed to have occurred in fiscal year 2009. The grant date fair value of this stock award in fiscal year 2009 was $83,300.

(6)	Ms. Fabricant served as our President from May 24, 2010 through August 3, 2010. Ms. Fabricant had an annual base salary rate of $600,000 and a target annual bonus opportunity under the Management Incentive Program of fifty percent (50%) of her annual base salary with a limit on her maximum bonus opportunity of one hundred percent (100%) of her annual base salary. Ms. Fabricant was also granted an inducement grant of non-qualified options to purchase 70,000 shares of Company Common Stock at an exercise price of $26.88 per share, and 7,500 shares of Company restricted stock. Due to Ms. Fabricant’s departure in August 2010 she was not eligible for any bonus payment under our Management Incentive Program and she forfeited all of the options and shares referenced above (which were all unvested at the time of her departure).

Outstanding Equity Awards at 2010 Fiscal Year-End

The following table sets forth unexercised stock options, stock that has not yet vested and equity incentive plan awards outstanding as of September 30, 2010, for each of our named executive officers.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Number of Securities Underlying Unexercised Unearned Options (#) (1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($) (2)
Edward M. Krell (3)	7,000	—	—	10.21	01/17/12	—	—
	80,000	—	—	12.86	11/24/14	—	—
	8,000	2,000	—	10.01	11/28/15	—	—
	40,000	60,000	—	13.74	09/29/18	—	—
	—	—	100,000	13.74	09/29/18	—	—
	—	—	30,000	23.78	01/29/20	—	—
	—	—	—	—	—	8,000	263,360

Rebecca C. Matthias	8,000	—	—	10.01	11/28/15	—	—

Lisa Hendrickson (4)	100	—	—	7.70	11/15/11	—	—
	1,000	—	—	37.05	11/20/12	—	—
	800	—	—	12.86	11/24/14	—	—
	800	200	—	10.01	11/28/15	—	—
	4,000	1,000	—	29.24	05/12/16	—	—
	400	1,600	—	7.03	11/19/18	—	—
	—	—	10,000	23.78	01/29/20	—	—
	—	—	—	—	—	4,700	154,724

Judd P. Tirnauer (5)	600	—	—	12.86	11/24/14	—	—
	1,000	1,000	—	10.01	11/28/15	—	—
	400	1,600	—	7.03	11/19/18	—	—
	—	—	20,000	23.78	01/29/20	—	—
	—	—	—	—	—	4,800	158,016

(1)	In addition to the Company’s customary five year service-based time vesting requirement, the 100,000 shares underlying the stock options issued to Mr. Krell on September 29, 2008, and all of the shares underlying the stock options issued to Mr. Krell, Ms. Hendrickson and Mr. Tirnauer in January 2010 (each a “Performance Grant”) will only be exercisable, if prior to the fifth anniversary of the date of grant (but no later than the cessation of the executive’s service), a change in control occurs or the closing price of the Company’s Common Stock shall have exceeded $30.00 for 30 consecutive trading days on the principal national securities exchange on which the Company’s Common Stock is listed or admitted to trading. This performance condition was satisfied during the first quarter of fiscal year 2011.

(2)	The market value is based upon the closing price of our Common Stock on September 30, 2010 ($32.92).

(3)	All stock options currently held by Mr. Krell vest in equal annual installments over a five year period. The 20,000 shares of restricted stock granted to Mr. Krell on November 22, 2006, of which 8,000 remain unvested, vest in equal annual installments over a five year period. All stock options and restricted stock held by Mr. Krell are subject to accelerated vesting upon death, disability, a termination without cause, a resignation for good reason or a change in control.

(4)	All stock options and shares of restricted stock currently held by Ms. Hendrickson vest in equal annual installments over a five year period. The stock options granted to Ms. Hendrickson are also subject to acceleration upon a change in control. 300 of the 750 shares of restricted stock granted to Ms. Hendrickson on November 22, 2006 remain unvested. 600 of the 1,000 shares of restricted stock granted to Ms. Hendrickson on November 21, 2007 remain unvested. 3,000 of the 5,000 shares of restricted stock granted to Ms. Hendrickson on January 24, 2008 remain unvested. 800 of the 1,000 shares of restricted stock granted to Ms. Hendrickson on November 19, 2008 remain unvested.

(5)	All stock options and shares of restricted stock currently held by Mr. Tirnauer vest in equal annual installments over a five year period. The stock options granted to Mr. Tirnauer are also subject to acceleration upon a change in control. The restricted stock award on July 23, 2008 is also subject to accelerated vesting upon a change in control. 400 of the 1,000 shares of restricted stock granted to Mr. Tirnauer on November 22, 2006 remain unvested. 600 of the 1,000 shares of restricted stock granted to Mr. Tirnauer on November 21, 2007 remain unvested. 3,000 of the 5,000 shares of restricted stock granted to Mr. Tirnauer on July 23, 2008 remain unvested. 800 of the 1,000 shares of restricted stock granted to Mr. Tirnauer on November 19, 2008 remain unvested.

Option Exercises and Stock Vested during Fiscal Year 2010

The following table sets forth options exercised by, and stock awards vested to, our named executive officers during our fiscal year 2010:

	Option Awards			Stock Awards
Name	Number of Shares Acquired on Exercise (#)		Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Edward M. Krell	—		—	9,000	232,150

Rebecca C. Matthias	123,509	(1)	2,335,335	10,000	329,200

Lisa Hendrickson	—		—	1,650	33,478

Judd P. Tirnauer	3,200		44,180	1,600	40,608

(1)	This amount reflects the net issuance of shares to Ms. Matthias in connection with her cashless exercise of stock options with respect to an aggregate of 158,475 shares.

Pension Benefits for Fiscal Year 2010

As discussed above, we entered into a Supplemental Retirement Agreement with Ms. Matthias on March 2, 2007 (the “SERP Agreement”). The amount of the benefit payable under the SERP Agreement is the actuarial present value of a single life annuity equal to 60% of Ms. Matthias’ “deemed final pay,” commencing upon cessation of employment. For this purpose, “deemed final pay” means Ms. Matthias’ annual base salary as of March 2, 2007, increased by 3% for each new fiscal year, beginning before October 1, 2012, that occurs before Ms. Matthias’ cessation of employment. The benefit vested 33 1/3% on March 2, 2007. Starting on September 30, 2007 and on each September 30 thereafter until fully vested, the benefit vested either (i) 15%, if during that entire fiscal year Ms. Matthias provided continuous full-time service to the Company, or (ii) 7.5%, if during that entire fiscal year Mr. Matthias provided at least continuous 50% part-time service to the Company (subject to full acceleration if, following a change in control, an executive’s employment ceased due to a termination without cause or a resignation with good reason).

Ms. Matthias’ SERP Agreement was amended by the Letter Agreement entered into in connection with her retirement at the end of fiscal year 2010 (see the “Compensation Discussion and Analysis” for a further discussion of the Letter Agreement with Ms. Matthias). The amendment provides that, for purposes of determining the vested status of Ms. Matthias’ benefits under the SERP Agreement, Ms. Matthias will be credited with having served during fiscal year 2010 on a full-time basis. Accordingly, Ms. Matthias was fully vested in her benefits under the SERP Agreement upon her retirement. Those benefits were paid in December 2010 in a single lump sum.

The following table sets forth pension or other benefits providing for payment at, following, or in connection with, retirement, granted or accrued to our named executive officers during our fiscal year 2010:

Name	Plan Name	Number of Years Credited Service (#) (1)	Present Value of Accumulated Benefit ($) (2)	Payments During Last Fiscal Year ($)
Rebecca C. Matthias	SERP Agreement	4	4,123,753	—

(1)	This number reflects Ms. Matthias’ years of service since the SERP Agreement was adopted and is relevant in determining the vested status of her SERP benefit. That said, Ms. Matthias had served us for more than 25 years prior to the implementation of the SERP Agreement and the SERP Agreement was adopted in recognition of this past service.

(2)	The value in this column represents the present value of our vested obligation under the SERP Agreement as recognized for financial reporting purposes for fiscal year 2010. Assumptions used in the calculation of this amount are included in Note 18 to our audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

Potential Payments upon Termination or Change in Control

We have entered into agreements with each of our current named executive officers that provide payments and benefits to the executive in the event of his or her termination of employment under various circumstances, including a change of control. The following tables reflect the amount of compensation payable to each of our current named executive officers upon these various events. The amounts shown assume that such termination was effective as of September 30, 2010, the last day of our fiscal year, and thus includes termination-related amounts earned through such time. The amounts are calculated using various assumptions and are therefore only estimates of the amounts that could become payable to our current named executive officers. The actual amounts to be paid out can only be determined at the time of an actual termination or change in control.

General Amounts Due Upon Termination.    Generally, upon a termination of employment for any reason, each current named executive officer is entitled to receive the payment of certain accrued obligations, including the following (none of which are included on the trigger event tables presented below for each named executive officer):

•	annual base salary through the date of termination, to the extent not paid;

•	any annual bonus earned but not previously paid with respect to a year ended prior to the date of termination;

•	any accrued, but unused, vacation pay;

•	any unreimbursed business expenses; and

•	the vested portion of the named executive officer’s supplemental retirement benefit (applicable only as to Ms. Matthias).

Edward M. Krell

Termination without Cause or Resignation due to Good Reason.    Upon a termination of employment without “cause” or resignation due to “good reason,” Mr. Krell will be entitled to the following payments and/or benefits:

•

a cash lump sum payment equal to (A) three times the sum of (1) Mr. Krell’s annual base salary, plus (2) his target annual bonus amount, (B) any annual bonus payable for the year ended prior to the date of termination, and (C) any accrued but unpaid vacation pay;

•	payment of a pro-rata portion of the annual bonus he would otherwise be entitled to receive for the year of termination based on actual corporate and/or individual performance for that year;

•	all outstanding stock options, restricted stock and restricted stock units will become fully vested;

•	continued provision of an automobile and automobile insurance coverage for a period of 1 year following termination;

•	transfer of (but not further payment of premiums on) any key man life insurance policy then held on his life;

•	continued provision, for a period of 3 years, of supplemental long term disability premiums providing a monthly disability benefit of $18,000;

•

continued coverage (for himself and, to the extent covered immediately prior to the date of termination, his spouse and eligible dependents) under our group health plan until the earlier of (1) the end of the

3 year period following termination, or (2) his eligibility for Medicare or coverage under another employer’s group health plan (or in the case of his eligible dependents, cessation of their status as eligible dependents); and

•	payment for full outplacement services to an agency selected by Mr. Krell, based on customary fees charged by nationally rated firms engaged in such services.

Mr. Krell is bound by certain non-competition and non-solicitation covenants which extend for a period of 36 months following termination of employment.

Death.    In the event of his termination of employment due to death, Mr. Krell’s executors, legal representatives or administrators will be entitled to the following payments and/or benefits:

•	payment of a pro-rata portion of the annual bonus he otherwise would be entitled to receive for the year of termination based on actual corporate and/or individual performance for that year; and

•	all outstanding stock options, restricted stock and restricted stock units will become fully vested.

Disability.    In the event of his termination of employment due to disability, Mr. Krell will be entitled to the following payments and /or benefits:

•	monthly supplemental disability payments equal to one-twelfth (1/12) of his annual base salary as of the date of termination for a period of 30 months following the termination;

•

continued coverage (for himself and, to the extent covered immediately prior to the date of termination, his spouse and eligible dependents) under our group health plan until the earlier of (1) the end of the 30 month period following termination, or (2) his eligibility for Medicare or coverage under another employer’s group health plan (or in the case of his eligible dependents, cessation of their status as eligible dependents);

•	continued provision of an automobile and automobile insurance coverage for a period of 1 year following termination;

•	transfer of (but not further payment of premiums on) any key man life insurance policy then held on his life;

•	payment of a pro-rata portion of the annual bonus he otherwise would be entitled to receive for the year of termination based on actual corporate and/or individual performance for that year; and

•	all outstanding stock options, restricted stock and restricted stock units will become fully vested.

Amounts payable to Mr. Krell in the event of a termination due to disability will be reduced by (1) any disability or life insurance benefits payable to Mr. Krell, with respect to the same period, under any of our funded disability or death benefit plans, policies or arrangements, under the Social Security Act, or under Mr. Krell’s supplemental long-term disability polices for which the Company pays the premiums, and (2) by any amounts earned by Mr. Krell for the performance of personal services during the same period.

In addition, if it is determined that any payment by us to or for the benefit of Mr. Krell would be a so-called “excess parachute payment” and, therefore, result in the imposition on the executive of an excise tax under Section 4999 of the Code, Mr. Krell shall receive a payment sufficient to place him in the same after tax position as if no excise tax had been applicable (“parachute gross-up payment”), provided that the parachute gross-up payment will only be payable if the total of all payments by us to or for the benefit of Mr. Krell, inclusive of such parachute gross-up payment, (on an after tax basis to Mr. Krell) will be at least 20% more than the largest amount that could be payable to Mr. Krell (on an after tax basis to Mr. Krell) without causing the application of the excise tax described above. However, if Mr. Krell resigns his employment without good reason within the 6 month period immediately following a change in control, payments by us to or for the benefit of Mr. Krell shall be limited to the largest amount that could be payable to Mr. Krell without causing the application of the excise tax described above.

In order to receive any severance or termination payments or benefits described above, Mr. Krell is required to execute and deliver a general release and non-disparagement agreement in a form prescribed by us.

Description of Triggering Events

Cause.    Mr. Krell’s employment may be terminated by us for “cause” upon the commission of any act of fraud, theft, misconduct, negligence, or Mr. Krell’s unwillingness or refusal to perform his job (other than by reason of illness, injury or incapacity).

Good Reason.    Mr. Krell may terminate his employment for “good reason” upon the occurrence of any of the following without his prior consent: (i) a material, adverse change in title, authority or duties; (ii) a reduction in base salary or bonus opportunity; or (iii) a relocation of his principal worksite more than 50 miles. The foregoing events or conditions will only constitute “good reason” if Mr. Krell provides us with a written objection to the event or condition giving rise to the “good reason” within 90 days following the occurrence thereof and, if we do not reverse or otherwise cure the event or condition within 30 days of receiving that written objection, he then resigns his employment within 30 days following the expiration of that cure period.

Disability.    Under Mr. Krell’s Employment Agreement, “disability” is defined as the executive’s inability, after any reasonable accommodation required by law, to perform his duties and responsibilities by reason of illness, injury or incapacity for more than six (6) consecutive months.

Change in Control.    The “change in control” provisions of the executive’s Employment Agreement will be triggered upon the first to occur of any of the following:

•

the sale, transfer, assignment or other disposition (including by merger or consolidation) by our stockholders, in one transaction or a series of related transactions, of more than 35% of the voting power represented by our then outstanding stock to one or more persons, other than any such sales, transfers, assignments or other dispositions by such stockholders to their respective affiliates;

•	the sale of all or substantially all of our assets to any other person in any sale or series of related sales; or

•	any person becoming a beneficial owner of 35% or more of the votes entitled to be cast at an election of our directors.

Assuming one of the following events occurred on September 30, 2010, Mr. Krell’s payments and benefits have an estimated value of:

	Severance Payment ($)		Payment of Pro-Rata Annual Bonus ($)		Health Benefit Continuation ($)		Other ($)		Value of Options Subject to Acceleration ($) (1)	Value of Restricted Stock Subject to Acceleration ($) (2)	Parachute Gross-up Payment ($)		Total ($)
For Cause	—		—		—		—		—	—	—		—
Voluntary Resignation (without Good Reason)	—		—		—		—		—	—	—		—
Death	—		1,123,200	(3)	—		—		3,388,820	263,360	—		4,775,380
Disability	1,586,406	(4)	1,123,200	(3)	37,482	(5)	24,857	(6)	3,388,820	263,360	—		6,424,125
Without Cause or for Good Reason	3,900,000	(7)	1,123,200	(3)	44,978	(8)	155,198	(9)	3,388,820	263,360	—		8,875,556
Without Cause or for Good Reason in connection with a Change in Control	3,900,000	(7)	1,123,200	(3)	44,978	(8)	155,198	(9)	3,388,820	263,360	—	(10)	8,875,556
Change in Control (without termination)	—		—		—		—		3,388,820	263,360	—	(10)	3,652,180

(1)	This amount represents the value of otherwise unvested stock options to purchase an aggregate of 192,000 shares of Common Stock, based on the difference between the exercise price of the options and $32.92, the closing price of our Common Stock on September 30, 2010. The actual value ultimately realized with respect to these options, if any, will vary depending on the date the options are exercised.

(2)	This amount represents the value of 8,000 shares of otherwise unvested Common Stock, based on $32.92, the closing price of our Common Stock on September 30, 2010.

(3)	This amount represents a cash bonus paid to Mr. Krell in November 2010 under our Management Incentive Program for fiscal year 2010 performance.

(4)	This amount represents the estimated present value of 30 months of supplemental disability payments equal to one-twelfth of Mr. Krell’s annual base salary as of September 30, 2010, including the value of any benefit payable under our long-term disability plan and under Mr. Krell’s supplemental long-term disability policies for which the Company pays the premiums. The aggregate benefit payable under the long-term disability policies for which we pay the premiums for the 30 month period would be $531,000.

(5)	This amount represents premium payments for 30 months of health coverage.

(6)	This amount represents the value of the following benefits: (1) use of an automobile and automobile insurance coverage for 12 months, with an estimated aggregate value of $24,117, and (2) the transfer to Mr. Krell of a key man term life insurance policy on Mr. Krell’s life, with an estimated value of $740 (representing the premium paid in fiscal year 2010).

(7)	This amount is equal to three times the sum of (1) Mr. Krell’s annual base salary as of September 30, 2010, and (2) the target annual bonus payable to Mr. Krell for fiscal year 2010.

(8)	This amount represents premium payments for 36 months of health coverage.

(9)	This amount represents the value of the following benefits: (i) use of an automobile and automobile insurance coverage for 12 months, with an estimated aggregate value of $24,117, (ii) 36 months of premiums for a supplemental long-term disability policy with a $18,000 monthly benefit, with an estimated aggregate value of $32,841, (iii) the transfer to Mr. Krell of a key man term life insurance policy on Mr. Krell’s life, with an estimated value of $740 (representing the premium paid in fiscal year 2010), and (iv) payment of full outplacement services, with an estimated aggregate value of $97,500 (for one year of services).

(10)	Mr. Krell’s non-competition commitments extend for three years beyond his termination of employment. Our parachute gross-up analysis includes an assumption that Mr. Krell’s non-compete commitments have a fair market value of $2,600,000 which amount is equal to two times the sum of (1) Mr. Krell’s fiscal year 2010 base salary and (2) Mr. Krell’s target annual bonus for fiscal year 2010. While we have not solicited a formal valuation of the non-compete, based on Mr. Krell’s role and responsibilities with us, we believe the value is reasonable. The Company’s parachute gross-up analysis is based on a variety of other assumptions, including, without limitation, that all stock options would be cashed out upon closing of the relevant transaction.

Lisa Hendrickson

As discussed above, in November 2009, the Committee established an opportunity for Ms. Hendrickson to earn a special retention bonus of $216,884 if she remained continuously employed by the Company through December 15, 2010. Such special bonus was also payable to Ms. Hendrickson if her employment was terminated by the Company without cause prior to December 15, 2010. Also, as discussed above, in November 2010, the Committee established a similar opportunity for Ms. Hendrickson to earn a special cash bonus of $100,000 if she remains continuously employed by the Company through December 10, 2011. Such special bonus would also be paid to Ms. Hendrickson if her employment is terminated by the Company without cause prior to December 10, 2011.

Additionally, under the terms of Ms. Hendrickson’s stock option awards, the vesting of those awards would accelerate in the event of a change in control.

Under Ms. Hendrickson’s Agreement with the Company dated October 13, 2010, she may become entitled to certain severance benefits, as further described below:

Termination without Cause or Resignation due to Good Reason in the 90 Day Period Prior to or the 12 Month Period Following a Change in Control.    If a change in control of the Company occurs within the next three years and, within the period beginning 90 days before and ending one year after that transaction, Ms. Hendrickson’s employment ceases due to a termination without “cause” or a resignation with “good reason,” Ms. Hendrickson will be entitled to the following payments and/or benefits:

•	monthly severance payment of one-twelfth base salary for a period equal to 12 months; and

•

continued coverage (for herself and, to the extent covered immediately prior to the date of termination, her spouse and eligible dependents) under our group health plan for 12 months following termination.

In order to receive any severance or termination payments or benefits described above, Ms. Hendrickson is required to execute and deliver a general release and non-disparagement agreement in a form prescribed by us.

Description of Triggering Events

Cause.    For purposes of the Hendrickson Agreement, “cause” means (i) conviction of, or the entry of a plea of guilty or no contest to, a crime, other than a minor traffic offense; (ii) alcohol abuse or use of controlled drugs (other than in accordance with a physician’s prescription); (iii) willful misconduct or gross negligence in the course of employment; (iv) material breach of any published Company policy, including (without limitation) the Company’s ethics guidelines, insider trading policies or policies regarding employment practices; (v) material breach of any agreement with or duty owed to the Company or any of its affiliates; or (vi) refusal to perform the lawful and reasonable directives of a supervisor.

Good Reason.    Ms. Hendrickson may terminate her employment for “good reason” upon the occurrence of any of the following without her prior consent: (i) a reduction in base salary or (ii) a relocation of her principal worksite more than 50 miles. The foregoing events or conditions will only constitute “good reason” if Ms. Hendrickson provides us with a written objection to the event or condition giving rise to the “good reason” within 30 days following the occurrence thereof and, if we do not reverse or otherwise cure the event or condition within 30 days of receiving that written objection, she then resigns her employment within 30 days following the expiration of that cure period.

Change in Control.    The “change in control” provisions of the Hendrickson Agreement will be triggered upon the first to occur of any of the following:

•	any person becoming a beneficial owner of 50% or more of the votes entitled to be cast at an election of our directors;

•

a consolidation, share exchange, reorganization or merger of the Company resulting in the stockholders of the Company immediately prior to such event not owning at least a majority of the voting power of the resulting entity’s securities outstanding immediately following such event;

•	the sale of all or substantially all of our assets to any other person in any sale or series of related sales;

•	a liquidation or dissolution of the Company; or

•	any similar event deemed by the Board to constitute a Change in Control.

Consistent with SEC rules, the table below is intended to illustrate the payments and benefits to which Ms. Hendrickson would become entitled upon a termination of her employment or a change in control on September 30, 2010. However, although the Hendrickson Agreement was not in effect until October 2010, in order to provide the most meaningful disclosure to our stockholders, we have prepared this table as though the Hendrickson Agreement was in effect on September 30, 2010.

	Severance Payment ($)		Payment of Pro-Rata Annual Bonus ($)	Health Benefit Continuation ($)		Accelerated Special Bonus ($)		Value of Options Subject to Acceleration ($) (1)	Total ($)
Without Cause or for Good Reason	—		—	—		216,884	(2)	—	216,884
Without Cause or for Good Reason 90 days before or 12 months after a Change in Control	433,768	(3)	—	—	(4)	216,884	(2)	141,086	791,738
Change in Control (without termination)	—		—	—		—		141,086	141,086

(1)	This amount represents the value of otherwise unvested stock options to purchase an aggregate of 12,800 shares of Common Stock, based on the difference between the exercise price of the options and $32.92, the closing price of our Common Stock on September 30, 2010. The actual value ultimately realized with respect to these options, if any, will vary depending on the date the options are exercised.

(2)	This payment reflects an acceleration of the special retention bonus otherwise payable to Ms. Hendrickson (and actually paid) in December 2010.

(3)	This amount is equal to 12 months of Ms. Hendrickson’s monthly base salary as of September 30, 2010.

(4)	Ms. Hendrickson would be entitled to 12 months of continued group health coverage. However, Ms. Hendrickson was not a participant in the Company’s group health coverage on September 30, 2010.

Judd P. Tirnauer

As discussed above, in November 2010, the Committee established an opportunity for Mr. Tirnauer to earn a special retention bonus of $45,084 if he remains continuously employed by the Company through December 10, 2011. Such special bonus would also be paid to Mr. Tirnauer if his employment is terminated by the Company without cause prior to December 10, 2011.

Additionally, under the terms of Mr. Tirnauer’s stock option and restricted stock awards, the vesting of those awards would accelerate in the event of a change in control.

Under the terms of his Employment Agreement, Mr. Tirnauer has the following severance rights:

Termination without Cause or Resignation due to Good Reason.    Upon a termination of employment without “cause” or resignation due to “good reason,” Mr. Tirnauer will be entitled to the following payments and/or benefits:

•	monthly severance payment of one-twelfth base salary for a period equal to 12 months;

•	payment of a pro-rata portion of the annual bonus he would otherwise be entitled to receive for the year of termination based on actual corporate and/or individual performance for that year; and

•

continued coverage (for himself and, to the extent covered immediately prior to the date of termination, his spouse and eligible dependents) under our group health plan until the end of the 1 year period following termination.

Termination without Cause or Resignation due to Good Reason in the 12 Month Period Following a Change in Control.    Upon a termination of employment without “cause” or resignation due to “good reason,” in the 12 month period immediately following a “change in control, “ Mr. Tirnauer will be entitled to the following payments and/or benefits:

•	monthly severance payment of one-twelfth base salary for a period equal to 18 months;

•	payment of a pro-rata portion of the annual bonus he would otherwise be entitled to receive for the year of termination based on actual corporate and/or individual performance for that year; and

•

continued coverage (for himself and, to the extent covered immediately prior to the date of termination, his spouse and eligible dependents) under our group health plan for 18 months following termination.

Mr. Tirnauer is bound by certain non-competition and non-solicitation covenants which extend for a period of 24 months following termination of employment. In order to receive any severance or termination payments or benefits described above, Mr. Tirnauer is required to execute and deliver a general release and non-disparagement agreement in a form prescribed by us.

Description of Triggering Events

Cause.    Mr. Tirnauer’s employment may be terminated by us for “cause” upon the commission of any act of fraud, theft, misconduct, negligence, or Mr. Tirnauer’s unwillingness or refusal to perform his job (other than by reason of illness, injury or incapacity).

Good Reason and Change in Control.    The definitions of “good reason” and “change in control” in Mr. Tirnauer’s Employment Agreement are substantially the same as those described above with respect to Mr. Krell’s agreement.

Assuming one of the following events occurred on September 30, 2010, Mr. Tirnauer’s payments and benefits have an estimated value of:

	Severance Payment ($)		Payment of Pro-Rata Annual Bonus ($)		Health Benefit Continuation ($)		Value of Options Subject to Acceleration ($) (1)	Value of Restricted Stock Subject to Acceleration ($) (2)	Total ($)
Without Cause or for Good Reason	331,500	(3)	286,416	(4)	10,296	(5)	—	—	628,212
Without Cause or for Good Reason 12 months after a Change in Control	497,250	(6)	286,416	(4)	15,444	(7)	247,134	158,016	1,204,260
Change in Control (without termination)	—		—		—		247,134	158,016	405,150

(1)	This amount represents the value of otherwise unvested stock options to purchase an aggregate of 22,600 shares of Common Stock, based on the difference between the exercise price of the options and $32.92, the closing price of our Common Stock on September 30, 2010. The actual value ultimately realized with respect to these options, if any, will vary depending on the date the options are exercised.

(2)	This amount represents the value of 4,800 shares of otherwise unvested Common Stock, based on $32.92, the closing price of our Common Stock on September 30, 2010.

(3)	This amount is equal to 12 months of Mr. Tirnauer’s monthly base salary as of September 30, 2010.

(4)	This amount represents a cash bonus paid to Mr. Tirnauer in November 2010 under our Management Incentive Program for fiscal year 2010 performance.

(5)	This amount represents premium payments for 12 months of continued group health coverage.

(6)	This amount is equal to 18 months of Mr. Tirnauer’s monthly base salary as of September 30, 2010.

(7)	This amount represents premium payments for 18 months of continued group health coverage.

Rebecca Matthias Letter Agreement

As described above in the Compensation Discussion and Analysis, Ms. Matthias entered into a Letter Agreement with us in connection with her retirement as President and Chief Creative Officer. In connection with that retirement, no severance benefits became payable to Ms. Matthias. Ms. Matthias is, however, entitled to certain retiree medical benefits for the remainder of her life, the estimated present value of which was $170,034 as of September 30, 2010. See “Pension Benefits for Fiscal Year 2010” for a description of the non-qualified pension that was payable to Ms. Matthias following her retirement.

Emilia Fabricant

The Company announced the hiring of Emilia Fabricant as its President on May 24, 2010. In connection with such hiring, the Company entered into (and the Committee approved) an employment agreement, a restricted stock award agreement and a stock option award agreement with Ms. Fabricant. However, effective as of the close of business on August 3, 2010, Ms. Fabricant voluntarily resigned from her employment as President of the Company. Ms. Fabricant was not entitled to (and did not receive) any severance payments or benefits in connection with her resignation.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of September 30, 2010, regarding the number of shares of Common Stock that may be issued under the Company’s equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	580,074	(1)	$15.58	133,571	(2)
Equity compensation plans not approved by security holders (3)	—		—	—

Total	580,074		$15.58	133,571

(1)	Reflects shares subject to options outstanding under the Company’s Amended and Restated 1987 Stock Option Plan (the “1987 Plan”), the 1994 Director Stock Option Plan and the 2005 Equity Incentive Plan (the “2005 Plan”).

(2)	Reflects shares available under the 2005 Plan (105,771 of which may be issued as shares of restricted stock).

(3)	The Company does not maintain any equity compensation plans that have not been approved by the stockholders.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information, as of December 6, 2010, except as otherwise noted, with respect to the beneficial ownership of shares of Common Stock by each person who is known to us to be the beneficial owner of more than five percent of the outstanding shares of Common Stock, by each director or nominee for director, by each of the current named executive officers, and by all directors and executive officers as a group. Unless otherwise indicated, each person has sole voting power and sole investment power.

	Common Stock
Name and Address of Beneficial Owner (a)	Amount and Nature of Beneficial Ownership		Percent of Class
Edward M. Krell	243,592	(b)	3.7%
Lisa Hendrickson	19,394	(c)	*
Judd P. Tirnauer	16,154	(d)	*
Arnaud Ajdler	7,238	(e)	*
Barry Erdos	4,000	(f)	*
Joseph A. Goldblum	100,226	(g)	1.6%
Elam M. Hitchner, III	31,500	(h)	*
Anne T. Kavanagh	10,125	(i)	*
Rebecca C. Matthias	22,048	(j)	*
Melissa Payner-Gregor	2,888		*
David Schlessinger	11,000	(k)	*
William A. Schwartz, Jr.	25,000	(l)	*
B. Allen Weinstein	2,000		*
Mill Road Capital, L.P. 382 Greenwich Avenue Suite One Greenwich, CT 06830	883,893	(m)	13.9%
Crescendo Partners 825 Third Avenue 40th Floor New York, NY 10022	702,219	(n)	11.1%
Dimensional Fund Advisors LP Palisades West, Building One 6300 Bee Cave Road Austin, TX 78746	384,921	(o)	6.1%
Renaissance Technologies Corp. 800 Third Avenue New York, NY 10022	375,700	(p)	5.9%
MVP Distribution Partners 201 King of Prussia Road Suite 240 Radnor, PA 19087	374,645	(q)	5.9%
MFP Investors LLC 667 Madison Avenue, 25th Floor New York, NY 10065	323,987	(r)	5.1%
Portolan Capital Management, LLC and George McCabe 2 International Place FL 26 Boston, MA 02110	317,401	(s)	5.0%
All directors and officers as a group (14 persons)	495,165	(t)	7.8%

*	Less than 1% of the outstanding Common Stock or less than 1% of the voting power.

(a)	Except as otherwise indicated, the address of each person named in the table is: c/o Destination Maternity Corporation, 456 North Fifth Street, Philadelphia, Pennsylvania, 19123.

(b)	Includes 183,000 shares purchasable upon exercise of stock options by Mr. Krell. Also includes 4,000 shares of unvested restricted stock granted to Mr. Krell on November 22, 2006. The shares of restricted stock granted on November 22, 2006 originally totaled 20,000 shares and vest in five equal annual installments on each of the first through fifth anniversaries of the date of grant. For additional information regarding the equity held by Mr. Krell at the end of the fiscal year 2010, please see the “Outstanding Equity Awards at 2010 Fiscal Year-End” table above.

(c)	Includes 9,700 shares purchasable upon exercise of stock options by Ms. Hendrickson. Also includes 150 shares of unvested restricted stock granted to Ms. Hendrickson on November 22, 2006, 400 shares of unvested restricted stock granted to Ms. Hendrickson on November 21, 2007, 3,000 shares of unvested restricted stock granted to Ms. Hendrickson on January 24, 2008, and 600 shares of unvested restricted stock granted to Ms. Hendrickson on November 19, 2008. Each of the restricted stock grants vests in five equal annual installments on each of the first through fifth anniversaries of the date of grant. For additional information regarding the equity held by Ms. Hendrickson at the end of the fiscal year 2010, please see the “Outstanding Equity Awards at 2010 Fiscal Year-End” table above.

(d)	Includes 7,400 shares purchasable upon exercise of stock options by Mr. Tirnauer. Also includes 200 shares of unvested restricted stock granted to Mr. Tirnauer on November 22, 2006, 400 shares of unvested restricted stock granted to Mr. Tirnauer on November 21, 2007, 3,000 shares of unvested restricted stock granted to Mr. Tirnauer on July 23, 2008, and 600 shares of unvested restricted stock granted to Mr. Tirnauer on November 19, 2008. Each of the restricted stock grants vests in five equal annual installments on each of the first through fifth anniversaries of the date of grant. For additional information regarding the equity held by Mr. Tirnauer at the end of the fiscal year 2010, please see the “Outstanding Equity Awards at 2010 Fiscal Year-End” table above.

(e)	Includes 1,500 shares expected to be granted to Mr. Ajdler on the day before the 2011 Annual Meeting of Stockholders. Mr. Ajdler is a Managing Director of Crescendo Partners, a holder of 702,219 shares. Mr. Ajdler disclaims beneficial ownership of the shares owned by Crescendo Partners.

(f)	Includes 2,000 shares expected to be granted to Mr. Erdos on the day before the 2011 Annual Meeting of Stockholders.

(g)	Includes 28,687 shares owned by G-II Family Partnership L.P. Mr. Goldblum is general partner of G-II Family Partnership L.P. and may be deemed to be a beneficial owner of such shares. Also includes 16,000 shares purchasable upon exercise of stock options, 16,200 shares held as custodian or in trust for members of Mr. Goldblum’s family, and 495 shares owned by his wife.

(h)	Includes 20,000 shares purchasable upon exercise of stock options. Also includes 1,500 shares expected to be granted to Mr. Hitchner on the day before the 2011 Annual Meeting of Stockholders.

(i)	Includes 1,500 shares expected to be granted to Ms. Kavanagh on the day before the 2011 Annual Meeting of Stockholders.

(j)	Includes 8,000 shares purchasable upon exercise of stock options by Ms. Matthias. Also includes 8,000 shares purchasable upon exercise of stock options by Ms. Matthias’ husband, which options Ms. Matthias is deemed to own indirectly.

(k)	Includes 3,000 shares purchasable upon exercise of stock options.

(l)	Includes 4,000 shares held jointly by Mr. Schwartz with his wife and 13,000 shares purchasable upon exercise of stock options.

(m)	Information is based on the Form 4 filed with the SEC on July 13, 2010. According to that filing, the shares are held by Mill Road Capital, L.P. (the “Fund”). Also according to that filing, Mill Road Capital GP LLC (the “GP”) is the sole general partner of the Fund, and Thomas Lynch, and Scott Scharfman are the Management Committee Directors of the GP. Each of the Fund, the GP, Mr. Lynch, Mr. Goldman, and Mr. Scharfman disclaims beneficial ownership of the shares except to the extent of his or its pecuniary interest therein, if any.

(n)	Information is based on the Form 4 filed jointly by Crescendo Partners II, L.P., Series K (“Crescendo Partners II”), Crescendo Investments II, LLC (“Crescendo Investments II”), Crescendo Partners III, L.P. (“Crescendo Partners III”), Crescendo Investments III, LLC, (“Crescendo Investments III”) and Eric Rosenfeld (collectively the “Crescendo Parties”) with the SEC on December 3, 2009. According to that filing, Crescendo Investments II is the general partner of Crescendo Partners II, Crescendo Investments III is the general partner of Crescendo Partners III and the managing member of each of Crescendo Investments II and Crescendo Investments III is Eric Rosenfeld. According to that filing, Crescendo Partners II owns 617,596 shares and Crescendo Partners III owns 84,623 shares. Each of the Crescendo Parties disclaims beneficial ownership of the shares except to the extent of his or its pecuniary interest. Mr. Ajdler is a Senior Managing Director of Crescendo Partners. Mr. Ajdler disclaims beneficial ownership of the shares owned by Crescendo Partners.

(o)	Information is based on the Schedule 13G/A filed with the SEC on February 8, 2010. According to that filing, Dimensional Fund Advisors LP (“Dimensional”) is an investment advisor registered under Section 203 of the Investment Advisors Act of 1940 which furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts. These investment companies, trusts and accounts are the “Funds.” In certain cases, subsidiaries of Dimensional may act as an adviser or sub-adviser to certain Funds. In its role as investment advisor, sub-adviser and/or manager, neither Dimensional nor its subsidiaries possess voting and/or investment power over the shares, and may be deemed to be the beneficial owner of the shares held by the Funds. However, all shares are owned by the Funds. Also according to that filing, the Funds have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, the shares held in their respective accounts. To the knowledge of Dimensional, the interest of any one such Fund does not exceed 5% of such shares. Dimensional disclaims beneficial ownership of all such shares.

(p)	Information is based on the Schedule 13G/A filed with the SEC on February 12, 2010. According to that filing, Renaissance Technologies LLC (“RTC”) beneficially owns all of the shares specified on the above table and Dr. James H. Simons beneficially owns the shares beneficially owned by RTC because of Dr. Simons’ position as control person of RTC. Also according to that filing, certain funds and accounts managed by RTC have the right to receive dividends and proceeds from the sale of the shares and RIEF Trading LLC holds, of record, more than 5% of such shares. Each of RTC and Dr. Simons holds sole dispositive power over all of the shares.

(q)	Information is based on the Schedule 13D/A filed with the SEC on June 19, 2006. According to that filing, Robert Brown, a general partner of MVP Distribution Partners and its affiliates, including Meridian Venture Partners, beneficially owns 83,942 shares of the Company’s Common Stock, which are not included in the above table. Robert Brown, in his capacity as sole trustee and beneficiary of Venture Investment Management, Inc. Pension Plan, also beneficially owns 19,400 shares of the Company’s Company Stock, which are not included in the above table. In addition, Robert Brown’s spouse, individually, beneficially owns 31,264 shares of the Company’s Common Stock, which are not included in the above table.

(r)	Information is based on the Schedule 13G/A filed with the SEC on February 12, 2010. As the general partner of MFP Partners, L.P., MFP Investors is deemed to own 323,987 shares. According to that filing, MFP Partners, L.P. has the shared power to vote 323,987 shares.

(s)	Information is based on the Schedule 13G filed with the SEC on August 3, 2010. According to that filing, Portolan Capital Management, LLC (“Portolan”), an unregistered investment adviser, in its capacity as investment manager for various clients beneficially owns all of the shares specified on the above table directly and George McCabe, the Manager of Portolan, beneficially owns the shares indirectly.

(t)	Includes the following number of shares purchasable upon exercise of stock options owned (or which may be deemed to be owned) by the following persons: Edward M. Krell—183,000, Lisa Hendrickson—9,700, Judd P. Tirnauer—7,400, Joseph A. Goldblum—16,000, Elam M. Hitchner, III—20,000, Rebecca C. Matthias—16,000, David Schlessinger—3,000, and William A. Schwartz, Jr.—13,000. Also, includes the following number of shares of unvested restricted stock owned (or which may be deemed to be owned) by the following persons: Edward M. Krell—4,000, Lisa Hendrickson—4,150, Judd P. Tirnauer—4,200, Arnaud Ajdler—2,000, Barry Erdos—2,000, Joseph A. Goldblum—2,000, Elam M. Hitchner, III—4,000, Anne T. Kavanagh—2,000, Melissa Payner-Gregor—2,000, David Schlessinger—2,000, William A. Schwartz, Jr.—2,000, and B. Allen Weinstein—2,000.

Item 13.	Certain Relationships and Related Transactions

Information about transactions involving related parties is reviewed by the Audit Committee. Related parties include Company directors and executive officers, as well as their immediate family members. If a related party has a direct or indirect material interest in any Company transaction, then the Audit Committee would decide whether or not to approve or ratify the transaction. The Audit Committee will use any process and review any information that it determines is appropriate. All related party transactions will be disclosed in accordance with SEC rules.

Board Independence

The Company’s Corporate Governance Principles require that a majority of the Company’s directors be independent. The Nasdaq Stock Market listing standards require that a majority of the Company’s directors be independent and that the Audit, Compensation and Nominating and Corporate Governance Committees be comprised entirely of independent directors. The Board of Directors has adopted standards to assist it in making the annual determination of each director’s independence status. These director independence standards, which are set forth in our Corporate Governance Principles, are consistent with the Nasdaq listing standards. A director will be considered “independent” if he or she meets the requirements of our director independence standards and the independence criteria in the Nasdaq listing standards.

The Board of Directors has affirmatively determined that the following directors have no direct or indirect material relationship with the Company and satisfy the requirements to be considered independent:

Elam M. Hitchner, III

Barry Erdos

Anne T. Kavanagh

David Schlessinger

B. Allen Weinstein

Arnaud Ajdler

Joseph A. Goldblum

Melissa Payner-Gregor

William A. Schwartz, Jr.

The Board of Directors has determined that each of the Company’s Audit, Compensation and Nominating and Corporate Governance Committees is composed solely of independent directors. Independence for Audit Committee purposes requires compliance with applicable independence rules of the SEC in addition to Nasdaq listing standards. In making the independence determinations for the Board and its committees, the Board reviewed all of the directors’ relationships with the Company. This review is based primarily on a review of the responses of the directors to questions regarding employment, business, family, compensation and other relationships with the Company and its management.

None of the members of the Compensation Committee is currently an officer or employee of the Company. No interlocking relationship exists between any member of the Company’s Board of Directors or compensation committee of any other company.

Item 14.	Principal Accountant Fees and Services

The following is a summary of the fees billed to the Company by KPMG LLP for professional services rendered for fiscal years 2010 and 2009:

Fee Category	Fiscal Year 2010 Fees ($)	Fiscal Year 2009 Fees ($)
Audit Fees (1)	716,349	772,388
Audit-Related Fees (2)	—	—
Tax Fees (3)	314,387	206,034

Total Fees	1,030,736	978,422

(1)	Audit Fees consist of fees billed for professional services rendered for the annual audit of the Company’s consolidated financial statements, for reviews of the interim financial statements included in the Company’s quarterly reports on Form 10-Q, Sarbanes-Oxley Section 404 compliance, and for services provided in connection with certain statutory and regulatory filings.

(2)	Audit-Related Fees consist of fees billed for professional services rendered for audit-related services including consultations on proposed financial accounting and reporting related matters.

(3)	Tax Fees consist of fees billed for professional services relating to tax compliance and other tax advice.

The Audit Committee’s pre-approval policies and procedures provide for pre-approval of audit, audit-related, tax and other services. Unless a type of service to be provided by the independent registered public accountants has received general pre-approval, it will require specific pre-approval by the Audit Committee. Any proposed services exceeding pre-approved fee levels require specific pre-approval by the Audit Committee. The pre-approval fee levels for all services to be provided by the independent registered public accountants are established annually by the Audit Committee. The Audit Committee pre-approved all audit and non-audit services described above rendered to the Company by KPMG LLP during fiscal years 2009 and 2010 and has pre-approved similar services to be rendered during fiscal year 2011. The Audit Committee believes the rendering of these services is not incompatible with the independent registered public accountants maintaining their independence.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	The following portions of the Company’s consolidated financial statements are set forth in Item 8 of this Annual Report:

(i)	The financial statements listed in the accompanying Index to Consolidated Financial Statements are filed as part of the Form 10-K filed with the SEC on December 14, 2010, commencing on page F-1.

(b)	Financial Statement Schedules

(i)	Schedule II—Valuation and Qualifying Accounts. All other schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

(c)	Exhibits

(i)	See the following Index of Exhibits.

Exhibit No.	Description

*3.1	Restated Certificate of Incorporation of the Company (Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2008).

*3.2	By-Laws of the Company (Exhibit 3.2 to the Company’s Current Report on Form 8-K dated November 4, 2009 (the “November 4, 2009 Form 8-K”).

*4.1	Specimen certificate representing shares of the Company’s common stock with legend regarding Preferred Stock Purchase Rights (Exhibit 4.2 to the Company’s Current Report on Form 8-K dated October 12, 1995).

*4.2	Amended and Restated Rights Agreement, dated as of October 9, 2005, between the Company and StockTrans, Inc., which includes the Form of Series B Rights Certificate, the Certificate of Designation of the voting powers, designations, preferences, and relative, participating, optional or other special rights and qualifications, limitations and restrictions of the Series B Junior Participating Preferred Stock, and a Summary of Rights to Purchase Preferred Stock attached thereto as Exhibits A, B and C respectively (Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 9, 2005).

†*10.1	1994 Director Stock Option Plan (Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1994).

*10.2	Loan Agreement dated September 1, 1995 between Philadelphia Authority For Industrial Development (“PAID”) and the Company (Exhibit 10.26 to the Company’s Registration Statement on Form S-1, Registration No. 33-97318, dated October 26, 1995 (the “1995 Registration Statement”)).

*10.3	Indenture of Trust dated September 1, 1995 between PAID and Society National Bank (Exhibit 10.29 to the Company’s 1995 Registration Statement).

*10.4	Variable/Fixed Rate Federally Taxable Economic Development Bond (Mothers Work, Inc.), Series of 1995, in the aggregate principal amount of $4,000,000 (Exhibit 10.30 to the Company’s 1995 Registration Statement).

*10.5	Note dated as of February 14, 1996 from the Company to PIDC Local Development Corporation (Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1996).

Exhibit No.	Description

†*10.6	1987 Stock Option Plan (as amended and restated) (Exhibit 4.1 to the Company’s Registration Statement on Form S-8, Registration No. 333-59529, dated July 21, 1998).

†*10.7	Amendment to the Company’s 1987 Stock Option Plan, as amended and restated, effective as of November 13, 2002 (Exhibit 10.25 to the Company’s Form 10-Q for the quarter ended March 31, 2003).

†*10.8	Form of Non-Qualified Stock Option Agreement under the Company’s 1987 Stock Option Plan (Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2004 (the “2004 Form 10-K”)).

†*10.9	Form of Non-Qualified Stock Option Agreement under the Company’s 1994 Director Stock Option Plan (Exhibit 10.19 to the 2004 Form 10-K).

†*10.10	Description of the Company’s Non-Employee Directors Compensation Policy (See “Compensation of Directors” in Company’s 2007 Fiscal Year Proxy Statement filed December 15, 2006).

†*10.11	Form of Waiver of Rights Under Company’s 1987 Stock Option Plan and 1994 Director Stock Option Plan executed by each of the Company’s Non-Management Directors (Exhibit 10.21 to the Company’s Current Report on Form 8-K dated December 29, 2005 (the “December 29, 2005 Form 8-K”)).

†*10.12	Form of Waiver of Rights Under Company’s 1987 Stock Option Plan executed by certain of the Company’s executive officers (Exhibit 10.22 to the December 29, 2005 Form 8-K).

†*10.13	Form of Restricted Stock Award Agreement under the Company’s 2005 Equity Incentive Plan (Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2006 (the “2006 Form 10-K”)).

†*10.14	Form of Non-Qualified Stock Option Agreement under the Company’s 2005 Equity Incentive Plan (Exhibit 10.29 to the 2006 Form 10-K).

†*10.15	Management Incentive Program (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 19, 2006).

†*10.16	Second Amended and Restated Employment Agreement dated as of March 2, 2007, between Rebecca C. Matthias and the Company (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 8, 2007 (the “March 8, 2007 Form 8-K”)).

†*10.17	Second Amended and Restated Employment Agreement dated March 2, 2007, between Dan W. Matthias and the Company (Exhibit 10.2 to the March 8, 2007 Form 8-K).

†*10.18	Supplemental Retirement Agreement dated as of March 2, 2007, between the Company and Rebecca C. Matthias (Exhibit 10.3 to the March 8, 2007 Form 8-K).

†*10.19	Supplemental Retirement Agreement dated as of March 2, 2007, between the Company and Dan W. Matthias (Exhibit 10.4 to the March 8, 2007 Form 8-K).

*10.20	Term Loan and Security Agreement, dated March 13, 2007, among the Company and Cave Springs, Inc., each as a Borrower, and Mothers Work Canada, Inc., as a Guarantor, and Bank of America, N.A, as Term Administrative Agent and Term Collateral Agent, and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Runner (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 15, 2007 (the “March 15, 2007 Form 8-K”)).

*10.21	Second Amended and Restated Loan and Security Agreement, dated March 13, 2007, among the Company and Cave Springs, Inc., each as a Borrower, and Mothers Work Canada, Inc., as a Guarantor, and Bank of America, N.A, as the Lender (Exhibit 10.2 to the March 15, 2007 Form 8-K).

†*10.22	Second Amended and Restated Employment Agreement dated May 15, 2007 between Edward M. Krell and the Company (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 21, 2007).

Exhibit No.	Description

†*10.23	Amended and Restated 2005 Equity Incentive Plan (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 23, 2009).

†*10.24	Letter dated January 18, 2008, between the Company and Lisa Hendrickson (Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 22, 2008 Form 8-K (the “January 22, 2008 Form 8-K”).

†*10.25	Employment Agreement dated January 18, 2008 between the Company and Lisa Hendrickson (Exhibit 10.3 to the January 22, 2008 Form 8-K).

*10.26	Confidentiality Agreement dated March 10, 2008, by and among the Company, Crescendo Partners II, L.P., Series K, Crescendo Investments II, LLC, Crescendo Partners III, L.P., and Crescendo Investments III, LLC. (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 10, 2008).

†*10.27	Letter Agreement dated March 28, 2008, between the Company and Dan W. Matthias and Rebecca C. Matthias (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 28, 2008).

†*10.28	Letter Agreement dated May 20, 2008, between the Company and Dan W. Matthias and Rebecca C. Matthias (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 20, 2008).

†*10.29	Employment Agreement dated July 23, 2008 between the Company and Judd P. Tirnauer (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 21, 2008 (the “July 21, 2008 Form 8-K”)).

†*10.30	Restrictive Covenant Agreement with Judd P. Tirnauer dated July 23, 2008 (Exhibit 10.2 to the July 21, 2008 Form 8-K).

†*10.31	Restricted Stock Award Agreement with Judd P. Tirnauer dated July 23, 2008 (Exhibit 10.3 to the July 21, 2008 Form 8-K).

†*10.32	Amendment to Second Amended and Restated Employment Agreement dated September 26, 2008 between Edward M. Krell and the Company (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 26, 2008 (the “September 26, 2008 Form 8-K”)).

†*10.33	Transition Agreement dated September 26, 2008 between Dan W. Matthias and the Company (Exhibit 10.2 to the September 26, 2008 Form 8-K).

†*10.34	Amendment to Second Amended and Restated Employment Agreement dated December 18, 2008, between Rebecca C. Matthias and the Company (Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008).

†*10.35	Letter Agreement dated November 6, 2009, between Dan W. Matthias and the Company (Exhibit 10.1 to the November 4, 2009 Form 8-K).

*10.36	Letter Agreement dated November 6, 2009, by and among the Company, Crescendo Partners II, L.P., Series K, Crescendo Investments II, LLC, Crescendo Partners III, L.P., and Crescendo Investments III, LLC. (Exhibit 10.2 to the November 4, 2009 Form 8-K).

†*10.37	Transition Agreement dated November 6, 2009, between Rebecca C. Matthias and the Company (Exhibit 10.3 to the November 4, 2009 Form 8-K).

†*10.38	Letter Agreement dated October 13, 2010, between Lisa Hendrickson and the Company (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 13, 2010).

**21	Subsidiaries of the Company

**23	Consent of KPMG LLP

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer & President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Senior Vice President & Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer & President Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Senior Vice President & Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference.

**	Previously Filed

†	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, as of the day of January 11, 2011.

DESTINATION MATERNITY CORPORATION

By:	/S/ EDWARD M. KRELL
Edward M. Krell Chief Executive Officer & President