Form 10-Q
period 2010-12-31
Destination Maternity Corp
filed 2011-02-09
CIK 896985

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2010

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

Common Stock, $.01 par value — 6,490,288 shares outstanding as of February 3, 2011

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item  1. Financial Statements

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	December 31, 2010	September 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$35,976	$24,633
Trade receivables	8,164	10,343
Inventories	72,287	80,735
Deferred income taxes	7,063	8,669
Prepaid expenses and other current assets	5,116	6,667

Total current assets	128,606	131,047

Property, plant and equipment, net	58,255	58,702

Other assets:
Deferred financing costs, net of accumulated amortization of $700 and $668	282	338
Other intangible assets, net of accumulated amortization of $2,078 and $2,062	1,134	1,095
Deferred income taxes	13,369	13,654
Other non-current assets	317	318

Total other assets	15,102	15,405

Total assets	$201,963	$205,154

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit borrowings	$—	$—
Current portion of long-term debt	3,164	5,834
Accounts payable	16,400	19,475
Accrued expenses and other current liabilities	39,280	42,088

Total current liabilities	58,844	67,397
Long-term debt	39,102	39,327
Deferred rent and other non-current liabilities	26,300	26,832

Total liabilities	124,246	133,556

Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, 1,656,381 shares authorized:
Series B junior participating preferred stock, $.01 par value; 300,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value; 20,000,000 shares authorized, 6,343,929 and 6,345,585 shares issued and outstanding, respectively	63	63
Additional paid-in capital	89,180	88,463
Accumulated deficit	(11,100)	(16,348)
Accumulated other comprehensive loss	(426)	(580)

Total stockholders’ equity	77,717	71,598

Total liabilities and stockholders’ equity	$201,963	$205,154

The accompanying notes are an integral part of these Consolidated Financial Statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended December 31,
	2010	2009
Net sales	$135,435	$133,771
Cost of goods sold	62,502	62,077

Gross profit	72,933	71,694
Selling, general and administrative expenses	63,504	63,933
Store closing, asset impairment and asset disposal expenses	243	688
Restructuring and other charges	—	3,777

Operating income	9,186	3,296
Interest expense, net	644	955
Loss on extinguishment of debt	9	30

Income before income taxes	8,533	2,311
Income tax provision	3,285	1,055

Net income	$5,248	$1,256

Net income per share—Basic	$0.84	$0.21

Average shares outstanding—Basic	6,254	6,048

Net income per share—Diluted	$0.81	$0.20

Average shares outstanding—Diluted	6,497	6,223

The accompanying notes are an integral part of these Consolidated Financial Statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total	Comprehensive Income
	Number of Shares	Amount
Balance as of September 30, 2010	6,346	$63	$88,463	$(16,348)	$(580)	$71,598
Net income	—	—	—	5,248	—	5,248	$5,248
Change in fair value of interest rate swap, net of tax	—	—	—	—	154	154	154

Comprehensive income							$5,402

Stock-based compensation	(3)	—	745	—	—	745
Exercise of stock options, net	6	—	63	—	—	63
Excess tax benefit from stock option exercises and restricted stock vesting	—	—	64	—	—	64
Repurchase and retirement of common shares	(5)	—	(155)	—	—	(155)

Balance as of December 31, 2010	6,344	$63	$89,180	$(11,100)	$(426)	$77,717

Balance as of September 30, 2009	6,112	$61	$84,557	$(33,177)	$(1,641)	$49,800
Net income	—	—	—	1,256	—	1,256	$1,256
Amortization of prior service cost for retirement plans, net of tax	—	—	—	—	31	31	31
Retirement plan amendment, net of tax	—	—	—	—	281	281	281
Change in fair value of interest rate swap, net of tax	—	—	—	—	216	216	216

Comprehensive income							$1,784

Stock-based compensation	10	—	441	—	—	441
Exercise of stock options, net	111	1	51	—	—	52
Excess tax benefit from stock option exercises and restricted stock vesting	—	—	766	—	—	766
Repurchase and retirement of common shares	(40)	—	(855)	—	—	(855)

Balance as of December 31, 2009	6,193	$62	$84,960	$(31,921)	$(1,113)	$51,988

The accompanying notes are an integral part of these Consolidated Financial Statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended December 31,
	2010	2009
Operating Activities
Net income	$5,248	$1,256
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,144	3,441
Stock-based compensation expense	745	441
Loss on impairment of long-lived assets	129	675
Loss on disposal of assets	70	3
Loss on extinguishment of debt	9	30
Deferred income tax provision (benefit)	1,653	(901)
Amortization of deferred financing costs	47	51
Changes in assets and liabilities:
Decrease (increase) in:
Trade receivables	2,179	353
Inventories	8,448	4,711
Prepaid expenses and other current assets	47	(2,050)
Other non-current assets	1	3
Increase (decrease) in:
Accounts payable, accrued expenses and other current liabilities	(3,439)	(3,779)
Deferred rent and other non-current liabilities	(193)	2,083

Net cash provided by operating activities	18,088	6,317

Investing Activities
Withdrawal from (contribution to) grantor trust	1,504	(1,500)
Capital expenditures	(3,580)	(3,996)
Purchase of intangible assets	(78)	(27)

Net cash used in investing activities	(2,154)	(5,523)

Financing Activities
Decrease in cash overdraft	(1,668)	(839)
Repayment of long-term debt	(2,895)	(6,271)
Repurchase of common stock	(155)	(855)
Proceeds from exercise of stock options	63	52
Excess tax benefit from exercise of stock options and restricted stock vesting	64	766

Net cash used in financing activities	(4,591)	(7,147)

Net Increase (Decrease) in Cash and Cash Equivalents	11,343	(6,353)
Cash and Cash Equivalents, Beginning of Period	24,633	20,626

Cash and Cash Equivalents, End of Period	$35,976	$14,273

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$717	$1,031

Cash paid for income taxes	$1,511	$1,243

The accompanying notes are an integral part of these Consolidated Financial Statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the requirements for Form 10-Q and Article 10 of Regulation S-X and, accordingly, certain information and footnote disclosures have been condensed or omitted. Reference is made to the Annual Report on Form 10-K as of and for the year ended September 30, 2010 for Destination Maternity Corporation and subsidiaries (the “Company” or “Destination Maternity”), as amended, as filed with the Securities and Exchange Commission (“SEC”), for additional disclosures including a summary of the Company’s accounting policies.

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

The Company operates on a fiscal year ending September 30 of each year. All references to fiscal years of the Company refer to fiscal years, or periods within such fiscal years, ended on September 30 in those years. For example, the Company’s “fiscal 2011” will end on September 30, 2011.

2.	EARNINGS PER SHARE (“EPS”) AND STOCK SPLIT

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

The following table summarizes the Basic EPS and Diluted EPS calculations (in thousands, except per share amounts):

	Three Months Ended December 31, 2010			Three Months Ended December 31, 2009
	Net Income	Shares	EPS	Net Income	Shares	EPS
Basic EPS	$5,248	6,254	$0.84	$1,256	6,048	$0.21
Incremental shares from the assumed lapse of restrictions on restricted stock	—	40		—	36
Incremental shares from the assumed exercise of outstanding stock options	—	203		—	139

Diluted EPS	$5,248	6,497	$0.81	$1,256	6,223	$0.20

For the three months ended December 31, 2010 and 2009, options and unvested restricted stock totaling 9,650 and 90,860 shares, respectively, were excluded from the calculation of Diluted EPS as their effect would have been antidilutive.

On January 26, 2011, the Company announced that its Board of Directors approved a two-for-one split of the Company’s common stock in the form of a stock dividend (see Note 16). All share and per share amounts for the first quarter of fiscal 2011 and 2010 are presented on a pre-split basis unless otherwise specifically stated.

2.	EARNINGS PER SHARE (“EPS”) AND STOCK SPLIT (Continued)

The following table summarizes the Basic EPS and Diluted EPS calculations on a pro forma basis after giving retroactive effect to the two-for-one stock split (in thousands, except per share amounts):

	Three Months Ended December 31, 2010			Three Months Ended December 31, 2009
	Net Income	Pro Forma Shares	Pro Forma EPS	Net Income	Pro Forma Shares	Pro Forma EPS
Pro Forma Basic EPS	$5,248	12,508	$0.42	$1,256	12,096	$0.10
Pro forma incremental shares from the assumed lapse of restrictions on restricted stock	—	80		—	72
Pro forma incremental shares from the assumed exercise of outstanding stock options	—	405		—	277

Pro Forma Diluted EPS	$5,248	12,993	$0.40	$1,256	12,445	$0.10

The pro forma impact of the two-for-one stock split on the Company’s consolidated balance sheet at December 31, 2010 is an increase in common stock by $64,000 with an offsetting reduction to additional paid-in capital.

3.	TRADE RECEIVABLES

Trade receivables are recorded based on revenue recognized for sales of the Company’s merchandise and for other revenue earned by the Company through its marketing partnership programs and international franchise agreements, and are non-interest bearing. The Company evaluates the collectibility of trade receivables based on a combination of factors, including aging of trade receivables, write-off experience, analysis of historical trends and expectations of future performance. An allowance for doubtful accounts is recorded for the amount of trade receivables that are considered unlikely to be collected. When the Company’s collection efforts are unsuccessful, uncollectible trade receivables are charged against the allowance for doubtful accounts. As of December 31, 2010 and September 30, 2010, the Company’s trade receivables were net of allowance for doubtful accounts of $320,000 and $314,000, respectively.

4.	INVENTORIES

Inventories were comprised of the following (in thousands):

	December 31, 2010	September 30, 2010
Finished goods	$66,915	$75,282
Work-in-progress	1,817	1,837
Raw materials	3,555	3,616

	$72,287	$80,735

5.	RESTRUCTURING AND OTHER CHARGES

The Company implemented a significant restructuring and cost reduction program, which commenced in July 2008, with the objectives of simplifying its merchandise brand and store nameplate structure, continuing to improve and simplify critical processes, and continuing to reduce its expense structure. As of September 30, 2010, the Company had substantially completed the planned activities of these initiatives and incurred $3,884,000 of pretax expense substantially related to these initiatives in fiscal 2010 (primarily for consulting services), of which $2,465,000 was incurred in the first quarter of fiscal 2010.

5.	RESTRUCTURING AND OTHER CHARGES (Continued)

A summary of the charges incurred and reserves recorded in connection with the restructuring, cost reduction and other initiatives during the first quarter of fiscal 2011 and 2010 is as follows (in thousands):

	Balance Accrued September 30, 2010	Three Months Ended December 31, 2010		Balance Accrued December 31, 2010	Cumulative Charges Incurred to December 31, 2010
		Charges Incurred	Payments/ Adjustments
Severance and related benefits	$159	$—	$(159)	$—	$1,371
Accelerated depreciation of store signage	—	—	—	—	373
Cost reduction and other initiatives	106	—	2	108	4,633

Total	$265	$—	$(157)	$108	$6,377

	Balance Accrued September 30, 2009	Three Months Ended December 31, 2009		Balance Accrued December 31, 2009	Cumulative Charges Incurred to December 31, 2009
		Charges Incurred	Payments/ Adjustments
Severance and related benefits	$37	$—	$(37)	$—	$1,048
Accelerated depreciation of store signage	—	—	—	—	373
Cost reduction and other initiatives	638	2,465	(1,594)	1,509	3,537

Total	$675	$2,465	$(1,631)	$1,509	$4,958

After his retirement on September 30, 2008, Dan Matthias, the Company’s former Chief Executive Officer (“Former CEO”), agreed to continue to serve the Company as a director and as non-executive Chairman of the Board and agreed to remain available to the Company in an advisory capacity through September 2012. For these services, the Company agreed to pay the Former CEO an annual retainer of $200,000 through September 2012. In November 2009, the Former CEO entered into a letter agreement with the Company, which confirmed that he would not seek reelection to the Board of Directors (and, therefore, would no longer serve as the Company’s non-executive Chairman of the Board) after the expiration of his term in January 2010. The letter agreement does not change the terms of payment under the annual retainer for advisory services, however the Company incurred a pretax charge of $585,000, representing the amount due for the remaining term of the arrangement, of which $424,000 was recorded in the first quarter of fiscal 2010.

In connection with the retirement of Rebecca Matthias, the Company’s President and Chief Creative Officer, at the end of fiscal 2010, the Company incurred a pretax charge of $888,000 in the first quarter of fiscal 2010. The charge reflects benefit costs related to an amendment to the executive’s supplemental retirement agreement with the Company (see Note 11).

6.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities were comprised of the following (in thousands):

	December 31, 2010	September 30, 2010
Employee compensation and benefits	$8,634	$9,636
Income taxes payable	909	617
Deferred rent	3,690	3,803
Sales taxes	3,743	3,256
Insurance, primarily self insurance reserves	3,992	4,113
Accounting and legal	1,637	990
Gift certificates and store credits	6,781	4,880
Supplemental executive retirement plan benefits	600	4,874
Other	9,294	9,919

	$39,280	$42,088

7.	LONG-TERM DEBT AND LINE OF CREDIT

On March 13, 2007, the Company entered into a Term Loan and Security Agreement (the “Term Loan Agreement”) for a senior secured Term Loan B due March 13, 2013 (the “Term Loan”), the $90,000,000 proceeds of which were received on April 18, 2007 and were used to redeem the remaining $90,000,000 principal amount of the Company’s then outstanding 11 1/4% senior notes (the “Senior Notes”). The interest rate on the Term Loan is equal to, at the Company’s election, either (i) the prime rate plus 1.00%, or (ii) a LIBOR rate plus an applicable margin. The applicable margin was initially fixed at 2.50% through and including the fiscal quarter ended September 30, 2007. Thereafter, the applicable margin for LIBOR rate borrowings is either 2.25% or 2.50%, depending on the Company’s Consolidated Leverage Ratio (as defined in the Term Loan Agreement). Based upon the Company’s applicable quarterly Consolidated Leverage Ratios, the applicable margin for LIBOR rate borrowings was 2.50% prior to December 30, 2009 and has been reduced to 2.25% effective from December 30, 2009. The Company is required to make minimum repayments of the principal amount of the Term Loan in quarterly installments of $225,000 each. The Company is also required to make an annual principal repayment equal to 25% or 50% of Excess Cash Flow (as defined in the Term Loan Agreement) in excess of $5,000,000 for each fiscal year, with the 25% or 50% factor depending on the Company’s Consolidated Leverage Ratio. The required principal repayment for fiscal 2010, which was calculated based on the 25% factor, was $2,623,000 and was paid in December 2010. The required principal repayment for fiscal 2009, which was calculated based on the 25% factor, was $5,765,000 and was paid in December 2009. Additionally, the Term Loan can be prepaid at the Company’s option, in part or in whole, at any time without any prepayment premium or penalty. During the first quarter of fiscal 2010, the Company prepaid $6,000,000 of the outstanding Term Loan (including the $5,765,000 prepayment required under the fiscal 2009 annual Excess Cash Flow provision). At December 31, 2010, the Company’s indebtedness under the Term Loan Agreement was $40,002,000.

The Term Loan is secured by a security interest in the Company’s accounts receivable, inventory, real estate interests, letter of credit rights, cash, intangibles and certain other assets. The security interest granted to the Term Loan lenders is, in certain respects, subordinate to the security interest granted to the lender under the Credit Facility (defined below). The Term Loan Agreement imposes certain restrictions on the Company’s ability to, among other things, incur additional indebtedness, pay dividends, repurchase stock, and enter into other various types of transactions. The Term Loan Agreement also contains quarterly financial covenants that require the Company to maintain a specified maximum permitted Consolidated Leverage Ratio and a specified minimum permitted Consolidated Interest Coverage Ratio (as defined in the Term Loan Agreement). Since the inception of the Term Loan, the Company has been in compliance with all covenants of the Term Loan Agreement.

In order to mitigate the Company’s floating rate interest risk on the variable rate Term Loan, the Company entered into an interest rate swap agreement with the agent bank for the Term Loan that commenced on April 18, 2007, the date the $90,000,000 Term Loan proceeds were received, and expires on April 18, 2012. The interest rate swap agreement enables the Company to effectively convert an amount of the Term Loan (equal to the notional amount of the interest rate swap) from a floating interest rate (LIBOR plus 2.50% prior to December 30, 2009, reduced to LIBOR plus 2.25% effective from December 30, 2009, based on the Company’s specified leverage ratios), to a fixed interest rate (7.50% prior to December 30, 2009, reduced to 7.25% effective from December 30, 2009, based on the Company’s specified leverage ratios). The notional amount of the interest rate swap was $75,000,000 at the inception of the swap agreement and decreases over time to a notional amount of $5,000,000 at the expiration date (April 18, 2012). The notional amount of the swap was $20,000,000 as of December 31, 2010 and decreases as follows: to $12,500,000 starting April 18, 2011 and to $5,000,000 starting October 18, 2011.

The Company has a $65,000,000 senior secured revolving credit facility (the “Credit Facility”). On March 13, 2007, in connection with the refinancing of its senior long-term debt, the Company amended the Credit facility in order to permit the Term Loan financing. This amendment of the Credit Facility also extended its maturity from October 15, 2009 to March 13, 2012. There are no financial covenant requirements under the Credit Facility unless Excess Availability (as defined in the related Credit Facility agreement) falls below 10% of the Borrowing Base (as defined in the related Credit Facility agreement) in which case the Company would be required to meet a certain minimum fixed charge coverage ratio (which increases from 1.00x to 1.10x during the term of the Credit Facility). During the first quarter of fiscal 2011 and 2010, the Company exceeded the applicable excess availability requirements under the Credit Facility and was not subject to any financial covenants. As of December 31, 2010, the Company had no outstanding borrowings under the Credit Facility and $8,166,000 in letters of credit, with $38,513,000 of availability under the credit line based on the Company’s Borrowing Base formula. During the first quarter of fiscal 2011 and 2010 the Company did not have any direct borrowings under the Credit Facility.

7.	LONG-TERM DEBT AND LINE OF CREDIT (Continued)

The Company has $2,191,000 outstanding under an Industrial Revenue Bond (“IRB”) at December 31, 2010 and September 30, 2010. The IRB has a variable interest rate that may be converted to a fixed interest rate at the option of the Company. At any time prior to conversion to a fixed interest rate structure, bondholders may put all or part of the IRB back to the Company upon notice to the bond trustee, after which the remarketing agent would attempt to resell the put portion of the IRB. If the remarketing agent is unsuccessful in reselling the put portion of the IRB, the bond trustee may then draw on a letter of credit issued under the Credit Facility to repay the bondholders. Pursuant to this arrangement, the IRB is classified as a current liability in the accompanying consolidated balance sheets at December 31, 2010 and September 30, 2010. The Company is unaware of any intention on the part of any bondholder to put all or any part of the IRB and the letter of credit issued to secure the bonds has never been drawn upon.

8.	FAIR VALUE MEASUREMENTS

The accounting standard for fair value measurements defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard establishes a framework for measuring fair value focused on exit price and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements as follows:

•	Level 1 – Quoted market prices in active markets for identical assets or liabilities

•	Level 2 – Observable market-based inputs or inputs that are corroborated by observable market data

•	Level 3 – Unobservable inputs that are not corroborated by market data

At December 31, 2010, the Company had cash equivalents of $30,157,000. At September 30, 2010, the Company had cash equivalents of $21,548,000 and $1,504,000 of investments in a grantor trust. The Company’s cash equivalents and grantor trust investments consist of investments in fixed income mutual funds for which the carrying value approximates fair value (based on Level 1 inputs) due to the short-term nature of those instruments.

A portion of the Company’s floating rate interest risk on variable rate long-term debt is mitigated through an interest rate swap agreement. The Company’s interest rate swap is required to be measured at fair value on a recurring basis. At December 31, 2010 and September 30, 2010, the interest rate swap was a liability with a fair value of $677,000 and $925,000, respectively, included in “deferred rent and other non-current liabilities” in the accompanying Consolidated Balance Sheets. The fair value of the interest rate swap was derived from a discounted cash flow analysis utilizing an interest rate yield curve that is readily available to the public or can be derived from information available in publicly quoted markets, which the Company considers to be Level 2 inputs.

The fair value accounting standards provide a company with the option to report selected financial assets and liabilities on an instrument-by-instrument basis at fair value and requires such company to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The Company has chosen not to elect the fair value option for its financial assets and liabilities that have not been previously measured at fair value.

9.	INCOME TAXES

As of December 31, 2010, the Company had $3,887,000 of unrecognized tax benefits related to uncertain income tax positions, including accrued interest and penalties of $1,880,000. The Company records interest and penalties related to unrecognized tax benefits in its income tax provision. If recognized, the portion of the liabilities for unrecognized tax benefits that would impact the Company’s effective tax rate was $2,725,000, net of federal benefit.

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

The Company’s United States Federal income tax returns for years ended September 30, 2008 and thereafter remain subject to examination by the United States Internal Revenue Service. The Company also files returns in Canada and numerous state jurisdictions, which have varying statutes of limitations. Generally, Canadian tax returns for years ended September 30, 2003 and thereafter, and state tax returns for years ended September 30, 2006 and thereafter, depending upon the jurisdiction, remain subject to examination. However, the statutes of limitations on certain of the Company’s state returns remain open for years prior to fiscal 2006.

10.	EQUITY AWARD PLANS

During the first quarter of fiscal 2010, options to purchase 199,000 shares of common stock with an aggregate exercise price of $2,010,000 were exercised by the option holders and net-share settled by the Company, such that the Company withheld 92,976 shares of the Company’s common stock, which had a fair market value equal to the aggregate exercise price of the options. During the first quarter of fiscal 2011, there were no options exercised that were net-share settled by the Company. During the first quarter of fiscal 2011 and 2010, certain stock-based compensation awards were net-share settled by the Company such that the Company withheld shares with value equivalent to the minimum statutory obligation for the applicable income and employment taxes for certain stock option exercises and vested restricted stock awards, which are reflected as repurchase of common stock in the accompanying financial statements, and remitted the cash to the appropriate taxing authorities. Shares withheld were based on the value of the Company’s common stock on the exercise or vesting date. The remaining shares net of those withheld were delivered to the award holders. Total payments for tax obligations to the tax authorities were $155,000 and $855,000 for the first quarter of fiscal 2011 and 2010, respectively.

11.	RETIREMENT PLANS

The Company has Supplemental Executive Retirement Agreements (the “SERP Agreements”) with Mr. and Ms. Matthias (the “SERP Executives”). The Company’s transition agreement with Mr. Matthias in connection with his retirement as Chief Executive Officer effective September 30, 2008, amended his SERP Agreement to provide for full vesting of the benefits payable to Mr. Matthias and to increase the total of the amounts payable under the SERP Agreement to approximately 10% more than the amount that would have been payable on September 30, 2012 (the date the SERP Agreement had otherwise been expected to fully vest). The SERP Agreement benefits, totaling $3,960,000, are being paid to Mr. Matthias in installments, which commenced on April 1, 2009, with the final installment due on October 1, 2012. As of December 31, 2010, the Company has paid SERP benefits to Mr. Matthias totaling $2,760,000, of which $300,000 was paid in the first quarter of fiscal 2011. There were no SERP benefits paid to Mr. Matthias in the first quarter of fiscal 2010.

The Company’s transition agreement with Ms. Matthias, entered into on November 6, 2009 in connection with her scheduled retirement, amended her SERP Agreement to provide that she would be credited with having served on a full-time basis during the 2010 fiscal year, and the SERP vested an additional 15% effective on June 15, 2010, to a cumulative total vested percentage of 93 1/3%. Ms. Matthias received a lump sum payment of the SERP benefits of $4,166,000 on December 16, 2010.

The components of net periodic pension cost on a pretax basis were as follows (in thousands):

	Three Months Ended December 31,
	2010	2009
Service cost	$—	$155
Interest cost	54	61
Amortization of prior service cost	—	49
Plan amendment	—	888

Total net periodic benefit cost	$54	$1,153

The Company has a grantor trust, which was established for the purpose of accumulating assets in anticipation of the Company’s payment obligations under the SERP Agreements (the “Grantor Trust”). The Company’s agreements with the SERP Executives and the trustee for the Grantor Trust (the “Trustee”) allow the Company to make cash deposits to the Grantor Trust, or provide an irrevocable standby letter of credit (the “SERP Letter of Credit”) to the Trustee, in lieu of any deposits otherwise required, for funding obligations under the SERP Agreements. In December 2009, in connection with the additional vesting and scheduled payment of SERP Executives’ benefits in 2010, the Company made a partial cash contribution to the Grantor Trust of $1,500,000 and reduced the SERP Letter of Credit by $1,500,000 to a total of $4,437,000 as of December 31, 2009. In December 2010, the Company received a distribution of the remaining assets in the Grantor Trust totaling $1,504,000. The amount withdrawn was used to partially fund the December 2010 lump sum payment of SERP benefits to Ms. Matthias. As of December 31, 2010, the SERP Letter of Credit was $1,200,000, which was equal to the amount of SERP benefits remaining to be paid to Mr. Matthias.

12.	NEW ACCOUNTING PRONOUNCEMENTS

In July 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU No. 2010-20 requires enhanced disclosures about the credit quality of financing receivables and the allowance for credit losses, including uncollectible trade accounts receivable. ASU No. 2010-20 is effective for financial statements issued for interim and annual reporting periods ending on or after December 15, 2010. The adoption of the new disclosure requirements of ASU No. 2010-20 did not have any impact on the Company’s consolidated financial position or results of operations.

13.	COMMITMENTS AND CONTINGENCIES

From time to time, the Company is named as a defendant in legal actions arising from normal business activities. Litigation is inherently unpredictable and, although the amount of any liability that could arise with respect to currently pending actions cannot be accurately predicted, the Company does not believe that the resolution of any pending action will have a material adverse effect on its financial position, results of operations or liquidity.

14.	SEGMENT AND ENTERPRISE WIDE DISCLOSURES

Operating Segment. For purposes of the disclosure requirements for segments of a business enterprise, the Company has determined that its business is comprised of one operating segment: the design, manufacture and sale of maternity apparel and related accessories. While the Company offers a wide range of products for sale, the substantial portion of its products are initially distributed through the same distribution facilities, many of the Company’s products are manufactured at common contract manufacturer production facilities, the Company’s products are marketed through a common marketing department, and these products are sold to a similar customer base consisting of expectant mothers.

Geographic Information. Information concerning the Company’s operations by geographic area was as follows (in thousands):

	Three Months Ended December 31,
	2010	2009
Net Sales to Unaffiliated Customers
United States	$129,645	$127,361
Foreign	5,790	6,410

	December 31, 2010	September 30, 2010
Long-Lived Assets
United States	$57,440	$57,859
Foreign	1,949	1,938

Major Customers. For the periods presented, the Company did not have any one customer who represented more than 10% of its net sales.

15.	INTEREST EXPENSE, NET

Interest expense, net was comprised of the following (in thousands):

	Three Months Ended December 31,
	2010	2009
Interest expense	$653	$957
Interest income	(9)	(2)

Interest expense, net	$644	$955

16.	SUBSEQUENT EVENTS

On January 26, 2011 the Company announced that its Board of Directors initiated a regular quarterly cash dividend and approved a two-for-one split of the Company’s common stock in the form of a stock dividend. The first quarterly cash dividend of $0.35 per share pre-split (equivalent to $0.175 per share post-split) is payable March 11, 2011 to stockholders of record at the close of business on February 16, 2011. As a result of the stock split, on March 1, 2011, stockholders of record at the close of business on February 16, 2011 will receive one additional common share for every share held (see Note 2). Upon completion of the split, the number of common shares outstanding will be approximately 13.000,000. In accordance with the provisions of the Company’s equity award plans and as determined by the Company’s Board of Directors, the number of shares available for issuance, the number of shares subject to outstanding equity awards and the exercise prices of outstanding stock option awards will also be adjusted to equitably reflect the effect of the two-for-one stock split.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our fiscal year ends on September 30. All references in this discussion to our fiscal years refer to the fiscal year, or periods within the fiscal year, ended on September 30 in the year mentioned. For example, our “fiscal 2011” will end on September 30, 2011.

Cash Dividend and Stock Split

On January 26, 2011 we announced that our Board of Directors initiated a regular quarterly cash dividend and approved a two-for-one split of our common stock in the form of a stock dividend. The first quarterly cash dividend of $0.35 per share pre-split (equivalent to $0.175 per share post-split) is payable March 11, 2011 to stockholders of record at the close of business on February 16, 2011. As a result of the stock split, on March 1, 2011 stockholders of record at the close of business on February 16, 2011 will receive one additional common share for every share held. Upon completion of the split, the number of common shares outstanding will be approximately 13.0 million. In accordance with the provisions of our equity award plans and as determined by our Board of Directors, the number of shares available for issuance, the number of shares subject to outstanding equity awards and the exercise prices of outstanding stock option awards will also be adjusted to equitably reflect the effect of the two-for-one stock split. All share and per share amounts for the first quarter of fiscal 2011 and 2010 are presented on a pre-split basis unless otherwise specifically stated.

Results of Operations

The following tables set forth certain operating data as a percentage of net sales and as a percentage change for the three months ended December 31:

	% of Net Sales (1)		% Change Favorable (Unfavorable)
	Three Months Ended December 31, 2010	Three Months Ended December 31, 2009	Three Months Ended December 31, 2010 vs. 2009
Net sales	100.0%	100.0%	1.2%
Cost of goods sold (2)	46.1	46.4	(0.7)

Gross profit	53.9	53.6	1.7
Selling, general and administrative expenses (3)	46.9	47.8	0.7
Store closing, asset impairment and asset disposal expenses	0.2	0.5	64.7
Restructuring and other charges	—	2.8	100.0

Operating income	6.8	2.5	178.7
Interest expense, net	0.5	0.7	32.6
Loss on extinguishment of debt	0.0	0.0	70.0

Income before income taxes	6.3	1.7	269.2
Income tax provision	2.4	0.8	(211.4)

Net income	3.9%	0.9%	317.8%

(1)	Components may not add to total due to rounding.
(2)	The “cost of goods sold” line item includes merchandise costs (including customs duty expenses), expenses related to inventory shrinkage, product related corporate expenses (including expenses related to our payroll, benefit costs and operating expenses of our buying departments), inventory reserves (including lower of cost or market reserves), inbound freight charges, purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs, and the other costs of our distribution network.
(3)	The “selling, general and administrative expenses” line item includes advertising and marketing expenses, corporate administrative expenses, store expenses (including store payroll and store occupancy expenses), and store opening expenses.

The following tables set forth certain information concerning the number of our stores and leased departments, and international franchised locations for the periods indicated:

	Three Months Ended
	December 31, 2010			December 31, 2009
Retail Locations (1)	Stores	Leased Departments	Total Retail Locations	Stores	Leased Departments	Total Retail Locations
Beginning of period	698	1,027	1,725	724	360	1,084
Opened	1	168	169	2	620	622
Closed	(9)	(3)	(12)	(5)	—	(5)

End of period	690	1,192	1,882	721	980	1,701

(1) Excludes international franchised locations.

	Three Months Ended
	December 31, 2010			December 31, 2009
International Franchised Locations	Stores	Shop-in-Shop Locations	Total International Franchised Locations	Stores	Shop-in-Shop Locations	Total International Franchised Locations
Beginning of period	8	23	31	1	7	8
Opened	—	13	13	1	—	1

End of period	8	36	44	2	7	9

Three Months Ended December 31, 2010 and 2009

Net Sales. Our net sales for the first quarter of fiscal 2011 increased by 1.2%, or approximately $1.6 million, to $135.4 million from $133.8 million for the first quarter of fiscal 2010. Comparable retail sales (which consists of comparable store sales and Internet sales) for the first quarter of fiscal 2011 increased 2.1% versus a comparable retail sales decrease of 4.4% for the first quarter of fiscal 2010. During the first quarter of fiscal 2011, comparable store sales increased 1.2%, based on 1,016 retail locations, and Internet sales increased 17.9%. During the first quarter of fiscal 2010, comparable store sales decreased 5.9%, based on 962 locations, and Internet sales increased 34.0%. The increase in total reported sales for the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010 resulted primarily from the increase in comparable store sales, increased sales due to the opening of an additional 217 Sears® and Kmart® leased department locations in September and October 2010, and increased Internet sales, partially offset by decreased sales related to our continued efforts to close underperforming stores and decreased sales from our licensed relationship.

As of December 31, 2010, we operated a total of 690 stores and 1,882 total retail locations, compared to 721 stores and 1,701 total retail locations as of December 31, 2009. During the first quarter of fiscal 2011, we opened one new Destination Maternity multi-brand store and closed nine stores, with one of the store closings related to the Destination Maternity store opening. The increase in leased department locations at the end of December 2010 versus the end of December 2009 predominantly reflects the opening of an additional 217 Sears and Kmart leased department locations in September and October 2010. In addition, our Oh Baby by Motherhood® collection is available at Kohl’s® stores throughout the United States.

Gross Profit. Our gross profit for the first quarter of fiscal 2011 increased by 1.7%, or $1.2 million, to $72.9 million from $71.7 million for the first quarter of fiscal 2010, and our gross profit as a percentage of net sales (gross margin) for the first quarter of fiscal 2011 was 53.9% compared to 53.6% for the first quarter of fiscal 2010. The increase in gross profit for the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010 was primarily due to our increased sales, and to a lesser extent, higher merchandise gross margin. The increase in gross margin for the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010 was primarily due to reduced product costs, partially offset by increased product overhead expense.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses for the first quarter of fiscal 2011 decreased by 0.7%, or $0.4 million, to $63.5 million from $63.9 million for the first quarter of fiscal 2010. As a percentage of net sales, selling, general and administrative expenses decreased to 46.9% for the first quarter of fiscal 2011 compared to 47.8% in the first quarter of fiscal 2010. This decrease in expense and expense percentage for the quarter resulted primarily from lower payroll and employee benefit costs and lower store occupancy costs, partially offset by increased legal expenses.

Store Closing, Asset Impairment and Asset Disposal Expenses. Our store closing, asset impairment and asset disposal expenses for the first quarter of fiscal 2011 decreased to $0.2 million from $0.7 million for the first quarter of fiscal 2010. We incurred lower impairment charges for write-downs of long-lived assets of $0.1 million for the first quarter of fiscal 2011, as compared to $0.7 million for the first quarter of fiscal 2010. We incurred charges relating to store closings and other asset disposals of $0.1 million for the first quarter of fiscal 2011, as compared to $13,000 for the first quarter of fiscal 2010.

Restructuring and Other Charges. In the first quarter of fiscal 2010, we incurred pretax expense of $3.8 million from our strategic restructuring and cost reduction initiatives, and our management transition. See “Restructuring and Other Charges” in this Item 2 below for a detailed description of these charges.

Operating Income. We had operating income of $9.2 million for the first quarter of fiscal 2011 compared to $3.3 million for the first quarter of fiscal 2010. Operating income as a percentage of net sales for the first quarter of fiscal 2011 increased to 6.8% from 2.5% for the first quarter of fiscal 2010. The increase in operating income and operating income percentage was primarily due to restructuring and other charges incurred in the first quarter of fiscal 2010, but not in the first quarter of fiscal 2011, and our higher gross profit.

Interest Expense, Net. Our net interest expense for the first quarter of fiscal 2011 decreased by 32.6%, or approximately $0.4 million, to $0.6 million from $1.0 million for the first quarter of fiscal 2010. This decrease was due to our lower debt level, primarily as a result of the $13.6 million of Term Loan prepayments we made in the previous 13 months.

Loss on Extinguishment of Debt. In December 2010, we prepaid $2.6 million principal amount of our outstanding Term Loan. The $2.6 million Term Loan prepayment resulted in a first quarter fiscal 2011 pretax charge of $9,000, representing the write-off of unamortized deferred financing costs. In December 2009, we prepaid $6.0 million in principal amount of our Term Loan resulting in a pretax charge of $30,000 in the first quarter of fiscal 2010.

Income Tax Provision. For the first quarter of fiscal 2011, our effective tax rate was 38.5% compared to 45.7% for the first quarter of fiscal 2010. Our effective tax rate for the first quarter of fiscal 2011 is higher than the statutory federal tax rate of 35% primarily due to the effect of state income taxes, net of federal benefit. Our effective tax rate for the first quarter of fiscal 2010 is higher than the statutory federal tax rate of 35% primarily due to the effect of additional income tax expense (including interest and penalties) recognized as required by the accounting standard for uncertain income tax positions, and to a lesser extent, the effect of state income taxes, net of federal benefit. We expect our effective tax rate for the full year fiscal 2011 to be approximately 38.5%.

Net Income. Net income for the first quarter of fiscal 2011 was $5.2 million, or $0.81 per share (diluted), compared to net income of $1.3 million, or $0.20 per share (diluted) for the first quarter of fiscal 2010. Net income for the first quarter of fiscal 2011 includes (net of tax) stock compensation expense of $0.5 million and loss on extinguishment of debt of $6,000. Net income for the first quarter of fiscal 2010 includes (net of tax) restructuring and other charges of $2.3 million, stock compensation expense of $0.3 million and loss on extinguishment of debt of $18,000. Before restructuring and other charges, stock compensation expense and loss on extinguishment of debt, our first quarter fiscal 2011 net income was $5.7 million or $0.88 per share (diluted) compared to $3.8 million or $0.62 per share (diluted) for the first quarter of fiscal 2010.

Our average diluted shares outstanding of 6,497,000 for the first quarter of fiscal 2011 were 4.4% higher than the 6,223,000 average diluted shares outstanding for the first quarter of fiscal 2010. The increase in average shares outstanding reflects the higher shares outstanding in the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010, primarily as a result of the exercise of stock options and vesting of restricted stock and, to a lesser extent, increased dilutive impact of outstanding stock options and restricted stock for the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010.

Following is a reconciliation of net income and net income per share (diluted) to net income and net income per share (diluted) before restructuring and other charges, stock compensation expense and loss on extinguishment of debt for the three months ended December 31, 2010 and 2009 (in thousands, except per share amounts):

	Three Months Ended December 31, 2010			Three Months Ended December 31, 2009
	Net Income	Shares	EPS	Net Income	Shares	EPS
As reported	$5,248	6,497	$0.81	$1,256	6,223	$0.20
Restructuring and other charges, net of tax	—	—		2,304	—
Stock compensation expense, net of tax	465	—		269	—
Loss on extinguishment of debt, net of tax	6	—		18	—

As adjusted before restructuring and other charges, stock compensation expense and loss on extinguishment of debt	$5,719	6,497	$0.88	$3,847	6,223	$0.62

Restructuring and Other Charges

In July 2008, we announced that we were streamlining our merchandise brands and store nameplates and implementing cost reductions in order to simplify our business model, reduce overhead costs and improve and tighten our merchandise assortments, and during fiscal 2009 we began to implement actions to achieve further cost reductions. The objectives of our restructuring and cost reduction program were to improve and simplify critical processes, consolidate activities and infrastructure, and reduce our expense structure. As of September 30, 2010, we had substantially completed the planned activities of these initiatives and incurred $3.9 million of pretax expense substantially related to these initiatives in fiscal 2010 (primarily for consulting services), of which $2.5 million was incurred in the first quarter of fiscal 2010. These initiatives resulted in approximate pretax savings of $12 million in fiscal 2009, with incremental pretax savings of approximately $11 million in fiscal 2010. We project total annualized pretax savings of approximately $27 to $30 million in fiscal 2011 as a result of our cost reduction initiatives, which includes the savings realized in fiscal 2009 plus the incremental savings in fiscal 2010.

After his retirement on September 30, 2008, our Former CEO agreed to continue to serve us as a director and as non-executive Chairman of the Board and agreed to remain available to us in an advisory capacity through September 2012. For these services, we agreed to pay the Former CEO an annual retainer of $200,000 through September 2012. In November 2009, the Former CEO entered into a letter agreement with us, which confirmed that he would not seek reelection to the Board of Directors (and, therefore, would no longer serve as our non-executive Chairman of the Board) after the expiration of his term in January 2010. The letter agreement does not change the terms of payment under the annual retainer for advisory services, however we incurred a pretax charge of $0.6 million, representing the amount due for the remaining term of the arrangement, of which $0.4 million was recorded in the first quarter of fiscal 2010.

In connection with the retirement of our President and Chief Creative Officer, at the end of fiscal 2010, we incurred a pretax charge of $0.9 million in the first quarter of fiscal 2010. The charge reflects benefit costs related to an amendment to the executive’s supplemental retirement agreement with us.

Seasonality

Our business, like that of many other retailers, is seasonal. Our quarterly net sales have historically been highest in our third fiscal quarter, corresponding to the Spring selling season, followed by our first fiscal quarter, corresponding to the Fall/holiday selling season. Given the historically higher sales level in our third fiscal quarter and the relatively fixed nature of most of our operating expenses and interest expense, we have typically generated a very significant percentage of our full year operating income and net income during our third fiscal quarter. Results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. Quarterly results may fluctuate materially depending upon, among other things, increases or decreases in comparable retail sales and comparable store sales, the timing of new store openings and new leased department openings, net sales and profitability contributed by new stores and leased departments, the timing of the fulfillment of purchase orders under our product and license arrangements, adverse weather conditions, shifts in the timing of certain holidays and promotions, changes in inventory and production levels and the timing of deliveries of inventory, and changes in our merchandise mix.

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

Cash and cash equivalents increased by $11.3 million during the first quarter of fiscal 2011 compared to a decrease of $6.4 million for the first quarter of fiscal 2010. Cash provided by operations of $18.1 million for the first quarter of fiscal 2011 increased by $11.8 million from the $6.3 million in cash provided by operations for the first quarter of fiscal 2010. This increase in cash provided by operations versus the prior year was primarily the result of higher pretax income in the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010, and working capital changes that provided a significant amount of cash in the first quarter of fiscal 2011 compared to a small use of cash in the first quarter of fiscal 2010, partially offset by the $4.2 million SERP benefit payment made in December 2010. The working capital changes were primarily (i) a larger decrease in inventories in fiscal 2011 compared to the fiscal 2010 decrease, which reflects our efforts to tightly control our inventory levels, (ii) a small decrease in prepaid expenses and other current assets in fiscal 2011, compared to an increase in fiscal 2010, which primarily reflected higher tenant allowances due from landlords, and (iii) a larger decrease in trade receivables in fiscal 2011 compared to the fiscal 2010 decrease, which primarily reflects timing of collections for licensed relationship sales. Our quarterly net income, cash flow adjustments and working capital changes may fluctuate significantly and net cash provided by operating activities for any quarter is not necessarily indicative of the results that may be achieved for a full fiscal year.

During the first quarter of fiscal 2011 we used cash provided by operations primarily to pay for capital expenditures and to fund repayments of long-term debt. For the first quarter of fiscal 2011, we spent $3.6 million on capital expenditures, including $2.1 million for leasehold improvements, fixtures and equipment for new store facilities, as well as improvements to existing stores, and $1.5 million for our information systems and distribution and corporate facilities. Our repayments of long-term debt in the first quarter of fiscal 2011 consisted predominately of a $2.6 million prepayment of our Term Loan , which was required under the annual Excess Cash Flow provision of the Term Loan. We also withdrew $1.5 million from our Grantor Trust, which was used to partially fund the $4.2 million December 2010 SERP benefit payment. The remaining cash provided by operations during the first quarter of fiscal 2011 was used primarily to increase our available cash. During the first quarter of fiscal 2010 we used the majority of our cash provided by operations to pay for capital expenditures and to fund a contribution to the Grantor Trust related to our executive retirement plans. For the first quarter of fiscal 2010, we spent $4.0 million on capital expenditures, including $2.5 million for leasehold improvements, fixtures and equipment for new store facilities, as well as improvements to existing stores, and $1.5 million for our information systems and distribution and corporate facilities. We used available cash to fund repayments of long-term debt in the first quarter of fiscal 2010. Our repayments of long-term debt in the first quarter of fiscal 2010 consisted predominately of $6.0 million of prepayments of our Term Loan, including a $5.8 million prepayment required under the annual Excess Cash Flow provision of the Term Loan.

We have in place a Term Loan Agreement for a senior secured Term Loan B, which matures on March 13, 2013, the proceeds of which were used to redeem the Senior Notes. The interest rate on the Term Loan is equal to, at our election, either (i) the prime rate plus 1.00%, or (ii) a LIBOR rate plus an applicable margin. The applicable margin was initially fixed at 2.50% through and including the fiscal quarter ended September 30, 2007. Thereafter, the applicable margin for LIBOR rate borrowings is either 2.25% or 2.50%, depending on our Consolidated Leverage Ratio. Based upon our applicable quarterly Consolidated Leverage Ratios, the applicable margin for LIBOR rate borrowings was 2.50% prior to December 30, 2009 and has been reduced to 2.25% effective from December 30, 2009. We are required to make minimum repayments of the principal amount of the Term Loan in quarterly installments of $225,000 each. We are also required to make an annual principal repayment equal to 25% or 50% of Excess Cash Flow in excess of $5.0 million for each fiscal year, with the 25% or 50% factor depending on our Consolidated Leverage Ratio. The required principal repayment for fiscal 2010, which was calculated based on the 25% factor, was $2.6 million and was paid in December 2010. The required principal repayment for fiscal 2009, which was calculated based on the 25% factor, was $5.8 million and was paid in December 2009. Additionally, the Term Loan can be prepaid at our option, in part or in whole, at any time without any prepayment premium or penalty. During the first quarter of fiscal 2010, we prepaid $6.0 million of the outstanding Term Loan, including the $5.8 million prepayment required under the annual Excess Cash Flow provision. At December 31, 2010, our indebtedness under the Term Loan Agreement was $40.0 million.

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

In order to mitigate our floating rate interest risk on the variable rate Term Loan, we entered into an interest rate swap agreement with the agent bank for the Term Loan that commenced on April 18, 2007, the date the Term Loan proceeds were received, and expires on April 18, 2012. The interest rate swap agreement enables us to effectively convert an amount of the Term Loan (equal to the notional amount of the interest rate swap) from a floating interest rate (LIBOR plus 2.50% prior to December 30, 2009, reduced to LIBOR plus 2.25% effective from December 30, 2009, based on our specified leverage ratios), to a fixed interest rate (7.50% prior to December 30, 2009, reduced to 7.25% effective from December 30, 2009, based on our specified leverage ratios). The notional amount of the interest rate swap was $75.0 million at the inception of the swap agreement and decreases over time to a notional amount of $5.0 million at the expiration date (April 18, 2012). The notional amount of the swap was $20.0 million as of December 31, 2010 and decreases as follows: to $12.5 million starting April 18, 2011 and to $5.0 million starting October 18, 2011.

We also have in place a $65.0 million revolving Credit Facility, which matures on March 13, 2012. There are no financial covenant requirements under the Credit Facility provided that Excess Availability does not fall below 10% of the Borrowing Base. If Excess Availability were to fall below 10% of the Borrowing Base, we would be required to meet a specified minimum Fixed Charge Coverage Ratio. During the first quarter of fiscal 2011 and 2010, we exceeded the minimum requirements for Excess Availability. As of December 31, 2010, we had no outstanding borrowings under the Credit Facility and $8.2 million in letters of credit, with $38.5 million of availability under our credit line based on our Borrowing Base formula. We did not have any direct borrowings under our Credit Facility for the first quarter of fiscal 2011 and 2010.

We have $2.2 million outstanding under an IRB at December 31, 2010. The IRB has a variable interest rate that may be converted to a fixed interest rate at our option. At any time prior to conversion to a fixed interest rate structure, bondholders may put all or part of the IRB back to us upon notice to the bond trustee, after which the remarketing agent would attempt to resell the put portion of the IRB. If the remarketing agent is unsuccessful in reselling the put portion of the IRB, the bond trustee may then draw on a letter of credit issued under the Credit Facility to repay the bondholders. We are unaware of any intention on the part of any bondholder to put all or any part of the IRB and the letter of credit issued to secure the bonds has never been drawn upon. In the event that the bondholders put the bonds back to us and the remarketing agent fails to resell the bonds, which we believe is unlikely, we expect the acceleration of the payment of the bonds would not have a material adverse effect on our financial position or liquidity.

In March 2007, we entered into the SERP Agreements with the SERP Executives, which were amended in May 2008. We also have a Grantor Trust, which was established for the purpose of accumulating assets in anticipation of our payment obligations under the SERP Agreements. Our agreements with the SERP Executives and the Trustee for the Grantor Trust allow us to make cash deposits to the Grantor Trust, or provide a SERP Letter of Credit to the Trustee, in lieu of any deposits otherwise required, for funding obligations under the SERP Agreements. In December 2009, in connection with the additional vesting and scheduled payment of SERP Executives’ benefits in 2010, we made a partial cash contribution to the Grantor Trust of $1.5 million, and reduced the SERP Letter of Credit by $1.5 million to a total of $4.4 million as of December 31, 2009. In December 2010, we received a distribution of the remaining assets in the Grantor Trust totaling $1.5 million. The amount withdrawn was used to partially fund the December 2010 lump sum payment of SERP benefits to Ms. Matthias. As of December 31, 2010, the SERP Letter of Credit was $1.2 million, which was equal to the amount of SERP benefits remaining to be paid to Mr. Matthias.

Our first quarterly cash dividend of $0.35 per share pre-split (equivalent to $0.175 per share post-split) will require approximately $2.3 million of available cash and is payable on March 11, 2011.

Our management believes that our current cash and working capital positions, expected operating cash flows and available borrowing capacity, will be sufficient to fund our working capital, capital expenditures, debt repayment and dividend payment requirements and to fund stock and/or debt repurchases, if any, for at least the next 12 months.

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

Our significant accounting policies are described in Note 2 of “Notes to Consolidated Financial Statements” in our Annual Report on Form 10-K for the year ended September 30, 2010, as amended. We believe that the following discussion addresses our critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. If actual results were to differ significantly from estimates made, future reported results could be materially affected. However, we are not currently aware of any reasonably likely events or circumstances that would result in materially different results. Except as disclosed below and in the financial statements and accompanying notes included in Item 1 of this report, there were no material changes in, or additions to, our critical accounting policies or in the assumptions or estimates we used to prepare the financial information appearing in this report.

Our senior management has reviewed these critical accounting policies and estimates and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations with the Audit Committee of our Board of Directors.

Inventories. We value our inventories, which consist primarily of maternity apparel, at the lower of cost or market. Cost is determined on the first-in, first-out method (FIFO) and includes the cost of merchandise, freight, duty and broker fees, as well as applied product related overhead. A periodic review of inventory quantities on hand is performed in order to determine if inventory is properly valued at the lower of cost or market. Factors related to current inventories such as future consumer demand and fashion trends, current aging, current analysis of merchandise based on receipt date, current and anticipated retail markdowns or wholesale discounts, and class or type of inventory are analyzed to determine estimated net realizable values. Criteria utilized by us to determine the net realizable value of our inventories and the related level of required reserves include factors such as the amount of merchandise received within the past 12 months, merchandise received more than one year before with quantities on-hand in excess of 12 months of sales, and merchandise currently selling below cost. A provision is recorded to reduce the cost of inventories to its estimated net realizable value, if required. Inventories as of December 31, 2010 and September 30, 2010 totaled $72.3 million and $80.7 million, respectively, representing 35.8% and 39.4% of total assets, respectively. Given the significance of inventories to our consolidated financial statements, the determination of net realizable values is considered to be a critical accounting estimate. Any significant unanticipated changes in the factors noted above could have a significant impact on the value of our inventories and our reported operating results.

Long-Lived Assets. Our long-lived assets consist principally of store leasehold improvements and furniture and equipment (included in the “property, plant and equipment, net” line item in our consolidated balance sheets) and, to a much lesser extent, lease acquisition costs (included in the “other intangible assets, net” line item in our consolidated balance sheets). These long-lived assets are recorded at cost and are amortized using the straight-line method over the shorter of the lease term or their useful life. Net long-lived assets as of December 31, 2010 and September 30, 2010 totaled $59.4 million and $59.8 million, respectively, representing 29.4% and 29.1% of total assets, respectively.

In assessing potential impairment of these assets, we periodically evaluate the historical and forecasted operating results and cash flows on a store-by-store basis. Newly opened stores may take time to generate positive operating and cash flow results. Factors such as: (i) store type, that is, Company store or leased department, (ii) store concept, that is, Motherhood Maternity®, A Pea in the Pod® or Destination Maternity®, (iii) store location, for example, urban area versus suburb, (iv) current marketplace awareness of our brands, (v) local customer demographic data, (vi) anchor stores within the mall in which our store is located, and (vii) current fashion trends are all considered in determining the time frame required for a store to achieve positive financial results, which is assumed to be within two years from the date a store location is opened. If economic conditions are substantially different from our expectations, the carrying value of certain of our long-lived assets may become impaired. As a result of our impairment assessment, we recorded write-downs of long-lived assets of $0.1 million and $0.7 million during the first quarter of fiscal 2011 and 2010, respectively.

Self-Insurance Reserves. We are primarily self-insured for most workers’ compensation claims, general liability and automotive liability losses, and for healthcare claims. We have purchased insurance coverage in order to establish certain limits to our exposure on a per claim basis and on an aggregate basis. Our accrued insurance expense, which was primarily for self-insurance reserves, as of December 31, 2010 and September 30, 2010 totaled $4.0 million and $4.1 million, respectively. The estimated reserves for our self-insured liabilities and our reported operating results could be significantly affected if future occurrences and claims differ from the factors noted below.

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

Accounting for Income Taxes. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process requires us to estimate our actual current tax exposure (including interest and penalties) together with assessing temporary differences resulting from differing treatment of items, such as depreciation of property and equipment and valuation of inventories, for tax and accounting purposes. We establish reserves for certain tax positions that we believe are supportable, but are potentially subject to successful challenge by the applicable taxing authority. We determine our provision for income taxes based on federal, state and foreign tax laws and regulations currently in effect, some of which have been recently revised. Legislation changes in jurisdictions in which we operate, if enacted, could increase our transactions or activities subject to tax. Any such legislation that becomes law could result in an increase in our income tax expense and our income taxes paid, which could have a material and adverse effect on our net income or cash flow.

The temporary differences between the book and tax treatment of income and expenses result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income. Actual results could differ from our assessments if adequate taxable income is not generated in future periods. Net deferred tax assets as of December 31, 2010 and September 30, 2010 totaled $20.4 million and $22.3 million, respectively, representing 10.1% and 10.9% of total assets, respectively. To the extent we believe that recovery is not more likely than not, we must establish a valuation allowance. To the extent we establish a valuation allowance or change the allowance in a future period, income tax expense will be impacted.

Accounting for Contingencies. From time to time, we are named as a defendant in legal actions arising from our normal business activities. We account for contingencies such as these in accordance with applicable accounting standards, which require us to record an estimated loss contingency when information available prior to issuance of our financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accounting for contingencies arising from contractual or legal proceedings requires management, after consultation with outside legal counsel, to use its best judgment when estimating an accrual related to such contingencies. As additional information becomes known, our accrual for a loss contingency could fluctuate, thereby creating variability in our results of operations from period to period. Likewise, an actual loss arising from a loss contingency which significantly exceeds the amount accrued in our financial statements could have a material adverse impact on our operating results for the period in which such actual loss becomes known.

Recent Accounting Pronouncements

In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU No. 2010-20 requires enhanced disclosures about the credit quality of financing receivables and the allowance for credit losses, including uncollectible trade accounts receivable. ASU No. 2010-20 is effective for financial statements issued for interim and annual reporting periods ending on or after December 15, 2010. The adoption of the new disclosure requirements of ASU No. 2010-20 did not have any impact on our consolidated financial position or results of operations.

Forward-Looking Statements

Some of the information in this report, including the information incorporated by reference (as well as information included in oral statements or other written statements made or to be made by us), contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements involve a number of risks and uncertainties. A number of factors could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, but are not limited to the following: the continuation of economic recovery of the retail industry in general and of apparel purchases in particular, our ability to successfully manage our various business initiatives, the success of our international expansion, our ability to successfully manage and retain our leased department and licensed relationships and marketing partnerships, future sales trends in our existing store base and through the Internet, unusual weather patterns, changes in consumer spending patterns, raw material price increases, overall economic conditions and other factors affecting consumer confidence, demographics and other macroeconomic factors that may impact the level of spending for maternity apparel, expense savings initiatives, our ability to anticipate and respond to fashion trends and consumer preferences, unanticipated fluctuations in our operating results, the impact of competition and fluctuations in the price, availability and quality of raw materials and contracted products, availability of suitable store locations, continued availability of capital and financing, our ability to hire and develop senior management and sales associates, our ability to develop and source merchandise, our ability to receive production from foreign sources on a timely basis, potential stock repurchases, potential debt prepayments, the continuation of the regular quarterly cash dividend, the trading liquidity of our common stock, changes in market interest rates, war or acts of terrorism and other factors referenced in our Annual Report on Form 10-K, including those set forth under the caption “Risk Factors.”

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

As of December 31, 2010, we had cash equivalents of $30.2 million. Our cash equivalents consist of money market accounts that bear interest at variable rates. A change in market interest rates earned on our investments impacts the interest income and cash flows, but does not materially impact the fair market value of the financial instruments. Due to the average maturity and conservative nature of our investment portfolio, we believe a sudden change in interest rates would not have a material effect on the value of our investment portfolio. The impact on our future interest income resulting from changes in investment yields will depend largely on the gross amount of our investment portfolio at that time. However, based upon the conservative nature of our investment portfolio and current experience, we do not believe a decrease in investment yields would have a material negative effect on our interest income.

As of December 31, 2010, the principal components of our debt portfolio were the $40.0 million Term Loan and the $65.0 million Credit Facility, both of which are denominated in United States dollars.

Our Credit Facility carries a variable interest rate that is tied to market indices. As of December 31, 2010, we had no direct borrowings and $8.2 million of letters of credit outstanding under our Credit Facility. Borrowings under the Credit Facility would have resulted in interest at a rate between approximately 1.26% and 3.25% per annum as of December 31, 2010. Interest on any future borrowings under the Credit Facility would, to the extent of outstanding borrowings, be affected by changes in market interest rates. A change in market interest rates on the variable rate portion of our debt portfolio would impact the interest expense incurred and cash flows.

The Term Loan carries a variable interest rate that is tied to market indices. The sensitivity analysis as it relates to this portion of our debt portfolio assumes an instantaneous 100 basis point move in interest rates from their levels as of December 31, 2010, with all other variables held constant. The principal amount of the Term Loan was $40.0 million as of December 31, 2010. A 100 basis point increase in market interest rates would result in additional annual interest expense on the Term Loan of approximately $0.4 million. A 100 basis point decline in market interest rates would correspondingly lower our annual interest expense on the Term Loan by approximately $0.4 million.

In order to mitigate our floating rate interest risk on the variable rate Term Loan, we entered into an interest rate swap agreement with the agent bank for the Term Loan that commenced on April 18, 2007. The interest rate swap agreement enables us to effectively convert an amount of the Term Loan (equal to the notional amount of the interest rate swap) from a floating interest rate (LIBOR plus 2.50% prior to December 30, 2009, reduced to LIBOR plus 2.25% effective from December 30, 2009, based on our specified leverage ratios), to a fixed interest rate (7.50% prior to December 30, 2009, reduced to 7.25% effective from December 30, 2009, based on our specified leverage ratios). The notional amount of the interest rate swap was $75.0 million at inception of the swap agreement and decreases over time to a notional amount of $5.0 million at the expiration date (April 18, 2012). The notional amount of the swap was $20.0 million as of December 31, 2010 and decreases as follows: to $12.5 million starting April 18, 2011 and to $5.0 million starting October 18, 2011. Based on the scheduled swap notional amount during the next 12 months of the swap agreement, a 100 basis point increase in market interest rates would result in interest expense savings for the year of approximately $0.1 million. A 100 basis point decline in market interest rates would correspondingly increase our interest expense for the year by approximately $0.1 million. Thus, a 100 basis point increase in market interest rates during the next 12 months of the swap agreement would result in additional interest expense for the year of approximately $0.3 million on the Term Loan and swap agreement combined. A 100 basis point decline in market interest rates during the next 12 months of the swap agreement would correspondingly lower our interest expense for the year by approximately $0.3 million on the Term Loan and swap agreement combined.

Based on the limited other variable rate debt included in our debt portfolio as of December 31, 2010, a 100 basis point increase in interest rates would result in additional interest expense incurred for the year of less than $0.1 million. A 100 basis point decrease in interest rates would correspondingly lower our interest expense for the year by less than $0.1 million.

Other than as described above, we do not believe that the market risk exposure on other financial instruments is material.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to our management on a timely basis to allow decisions regarding required disclosure. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2010, these controls and procedures were effective.

Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the fiscal quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” of our Form 10-K for the year ended September 30, 2010, as amended. The risks described in our Form 10-K are not the only risks that we face. Additional risks not presently known to us or that we do not currently consider significant may also have an adverse effect on us. If any of the risks actually occur, our business, results of operations, cash flows or financial condition could suffer.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by us during the quarter ended December 31, 2010 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act. All share and per share amounts in the table do not reflect the effect of the two-for-one stock split in the form of a stock dividend that was approved by our Board of Directors and is payable on March 1, 2011 to stockholders of record on February 16, 2011:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
October 1 to October 31, 2010	3,952	$32.92	—	$7,000,000
November 1 to November 30, 2010	435	$38.03	—	$7,000,000
December 1 to December 31, 2010	235	$36.20	—	$7,000,000

Total	4,622	$33.57	—	$7,000,000

(1)	Represents shares repurchased directly from certain employees to satisfy income tax withholding obligations for such employees in connection with restricted stock awards that vested during the period.
(2)	In July 2008, our Board of Directors approved a program to repurchase up to $7.0 million of our outstanding common stock. Under the program, we may repurchase shares from time to time through solicited or unsolicited transactions in the open market or in negotiated or other transactions. In July 2010, our Board of Directors extended its authorization of the program. The program, which would have expired on July 31, 2010, will now be in effect until July 31, 2012. There have been no repurchases of common stock under the program to date.

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer & President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Senior Vice President & Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer & President Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Senior Vice President & Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DESTINATION MATERNITY CORPORATION

Date: February 9, 2011	By:	/s/ EDWARD M. KRELL
Edward M. Krell
Chief Executive Officer & President

Date: February 9, 2011	By:	/s/ JUDD P. TIRNAUER
Judd P. Tirnauer
Senior Vice President & Chief Financial Officer

INDEX OF EXHIBITS FILED WITH

FORM 10-Q OF DESTINATION MATERNITY CORPORATION

FOR THE QUARTER ENDED DECEMBER 31, 2010

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