Form 10-Q
period 2011-03-31
Destination Maternity Corp
filed 2011-05-10
CIK 896985

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

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

Common Stock, $.01 par value — 13,215,045 shares outstanding as of May 5, 2011

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	March 31, 2011	September 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$21,025	$24,633
Trade receivables	11,039	10,343
Inventories	86,792	80,735
Deferred income taxes	7,236	8,669
Prepaid expenses and other current assets	7,459	6,667

Total current assets	133,551	131,047

Property, plant and equipment, net	58,294	58,702

Other assets:
Deferred financing costs, net of accumulated amortization of $745 and $668	237	338
Other intangible assets, net of accumulated amortization of $2,065 and $2,062	1,223	1,095
Deferred income taxes	11,690	13,654
Other non-current assets	407	318

Total other assets	13,557	15,405

Total assets	$205,402	$205,154

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit borrowings	$—	$—
Current portion of long-term debt	3,118	5,834
Accounts payable	20,794	19,475
Accrued expenses and other current liabilities	35,147	42,088

Total current liabilities	59,059	67,397
Long-term debt	38,877	39,327
Deferred rent and other non-current liabilities	24,449	26,832

Total liabilities	122,385	133,556

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred stock, 1,656,381 shares authorized:
Series B junior participating preferred stock, $.01 par value; 300,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value; 20,000,000 shares authorized, 13,119,317 and 12,691,170 shares issued and outstanding, respectively	131	127
Additional paid-in capital	90,950	88,399
Accumulated deficit	(7,779)	(16,348)
Accumulated other comprehensive loss	(285)	(580)

Total stockholders’ equity	83,017	71,598

Total liabilities and stockholders’ equity	$205,402	$205,154

The accompanying notes are an integral part of these Consolidated Financial Statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
Net sales	$133,833	$131,130	$269,268	$264,901
Cost of goods sold	59,644	59,742	122,146	121,819

Gross profit	74,189	71,388	147,122	143,082
Selling, general and administrative expenses	65,527	63,782	129,031	127,715
Store closing, asset impairment and asset disposal expenses	373	920	616	1,608
Restructuring and other charges	—	1,478	—	5,255

Operating income	8,289	5,208	17,475	8,504
Interest expense, net	599	851	1,243	1,806
Loss on extinguishment of debt	—	—	9	30

Income before income taxes	7,690	4,357	16,223	6,668
Income tax provision	2,097	1,724	5,382	2,779

Net income	$5,593	$2,633	$10,841	$3,889

Net income per share— Basic	$0.44	$0.22	$0.86	$0.32

Average shares outstanding— Basic	12,777	12,231	12,642	12,163

Net income per share— Diluted	$0.43	$0.21	$0.83	$0.31

Average shares outstanding— Diluted	13,088	12,607	13,041	12,526

The accompanying notes are an integral part of these Consolidated Financial Statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Common Stock						Comprehensive Income
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total	Quarter	Year to Date
Balance as of September 30, 2010	12,691	$127	$88,399	$(16,348)	$(580)	$71,598
Net income	—	—	—	10,841	—	10,841	$5,593	$10,841
Change in fair value of interest rate swap, net of tax	—	—	—	—	295	295	141	295

Comprehensive income							$5,734	$11,136

Cash dividends	—	—	—	(2,272)	—	(2,272)
Stock-based compensation	111	1	1,190	—	—	1,191
Exercise of stock options, net	443	4	1,642	—	—	1,646
Excess tax benefit from stock option exercises and restricted stock vesting	—	—	2,430	—	—	2,430
Repurchase and retirement of common shares	(126)	(1)	(2,711)	—	—	(2,712)

Balance as of March 31, 2011	13,119	$131	$90,950	$(7,779)	$(285)	$83,017

Balance as of September 30, 2009	12,223	$122	$84,496	$(33,177)	$(1,641)	$49,800
Net income	—	—	—	3,889	—	3,889	$2,633	$3,889
Amortization of prior service cost for retirement plans, net of tax	—	—	—	—	61	61	30	61
Retirement plan amendment, net of tax	—	—	—	—	281	281	—	281
Change in fair value of interest rate swap, net of tax	—	—	—	—	366	366	150	366

Comprehensive income							$2,813	$4,597

Stock-based compensation	99	1	948	—	—	949
Exercise of stock options, net	265	3	257	—	—	260
Excess tax benefit from stock option exercises and restricted stock vesting	—	—	925	—	—	925
Repurchase and retirement of common shares	(83)	(1)	(891)	—	—	(892)

Balance as of March 31, 2010	12,504	$125	$85,735	$(29,288)	$(933)	$55,639

The accompanying notes are an integral part of these Consolidated Financial Statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended March 31,
	2011	2010
Operating Activities
Net income	$10,841	$3,889
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,354	6,681
Stock-based compensation expense	1,191	949
Loss on impairment of long-lived assets	374	1,234
Loss on disposal of assets	156	122
Loss on extinguishment of debt	9	30
Deferred income tax provision (benefit)	1,981	(1,315)
Amortization of deferred financing costs	92	100
Changes in assets and liabilities:
Decrease (increase) in:
Trade receivables	(696)	(2,025)
Inventories	(6,057)	1,808
Prepaid expenses and other current assets	(2,296)	(1,313)
Other non-current assets	(89)	(21)
Increase (decrease) in:
Accounts payable, accrued expenses and other current liabilities	(6,161)	(682)
Deferred rent and other non-current liabilities	(1,611)	1,935

Net cash provided by operating activities	4,088	11,392

Investing Activities
Withdrawal from (contribution to) grantor trust	1,504	(1,500)
Capital expenditures	(7,337)	(6,339)
Purchase of intangible assets	(211)	(108)

Net cash used in investing activities	(6,044)	(7,947)

Financing Activities
Increase (decrease) in cash overdraft	2,422	(1,524)
Repayment of long-term debt	(3,166)	(6,541)
Withholding taxes on stock-based compensation paid in connection with repurchase of common stock	(2,712)	(892)
Cash dividends paid	(2,272)	—
Proceeds from exercise of stock options	1,646	260
Excess tax benefit from exercise of stock options and restricted stock vesting	2,430	925

Net cash used in financing activities	(1,652)	(7,772)

Net Decrease in Cash and Cash Equivalents	(3,608)	(4,327)
Cash and Cash Equivalents, Beginning of Period	24,633	20,626

Cash and Cash Equivalents, End of Period	$21,025	$16,299

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$1,305	$1,899

Cash paid for income taxes	$4,311	$1,252

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

2.	STOCK SPLIT, EARNINGS PER SHARE (“EPS”) AND CASH DIVIDENDS

On January 26, 2011, the Company announced that its Board of Directors approved a two-for-one split of the Company’s common stock in the form of a stock dividend. On March 1, 2011, stockholders of record at the close of business on February 16, 2011 received one additional common share for every share held. In accordance with the provisions of the Company’s equity award plans and as determined by the Company’s Board of Directors, the number of shares available for issuance, the number of shares subject to outstanding equity awards and the exercise prices of outstanding stock option awards were also adjusted to equitably reflect the effect of the two-for-one stock split. All share and per share amounts give effect to the stock split and have been adjusted retroactively for all periods presented.

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

The following table summarizes the Basic EPS and Diluted EPS calculations (in thousands, except per share amounts):

	Three Months Ended March 31, 2011			Three Months Ended March 31, 2010
	Net Income	Shares	EPS	Net Income	Shares	EPS
Basic EPS	$5,593	12,777	$0.44	$2,633	12,231	$0.22
Incremental shares from the assumed lapse of restrictions on restricted stock	—	42		—	53
Incremental shares from the assumed exercise of outstanding stock options	—	269		—	323

Diluted EPS	$5,593	13,088	$0.43	$2,633	12,607	$0.21

2.	STOCK SPLIT, EARNINGS PER SHARE (“EPS”) AND CASH DIVIDENDS (Continued)

	Six Months Ended March 31, 2011			Six Months Ended March 31, 2010
	Net Income	Shares	EPS	Net Income	Shares	EPS
Basic EPS	$10,841	12,642	$0.86	$3,889	12,163	$0.32
Incremental shares from the assumed lapse of restrictions on restricted stock	—	62		—	63
Incremental shares from the assumed exercise of outstanding stock options	—	337		—	300

Diluted EPS	$10,841	13,041	$0.83	$3,889	12,526	$0.31

For the three and six months ended March 31, 2011 options and unvested restricted stock totaling 186,050 and 102,675 shares, respectively, were excluded from the calculation of Diluted EPS as their effect would have been antidilutive. For the three and six months ended March 31, 2010, options and unvested restricted stock totaling 386,086 and 283,904 shares, respectively, were excluded from the calculation of Diluted EPS as their effect would have been antidilutive.

On January 26, 2011 the Company announced the initiation of a regular quarterly cash dividend. The first quarterly cash dividend of $2,272,000 ($0.175 per share after giving effect to the March 1, 2011 stock split) was paid on March 11, 2011. On April 26, 2011 the Company declared its second quarterly cash dividend of $0.175 per share payable on June 28, 2011, which will require approximately $2,300,000 of available cash.

3.	TRADE RECEIVABLES

Trade receivables are recorded based on revenue recognized for sales of the Company’s merchandise and for other revenue earned by the Company through its marketing partnership programs and international franchise agreements, and are non-interest bearing. The Company evaluates the collectibility of trade receivables based on a combination of factors, including aging of trade accounts receivable, write-off experience, analysis of historical trends and expectations of future performance. An allowance for doubtful accounts is recorded for the amount of trade receivables that are considered unlikely to be collected. When the Company’s collection efforts are unsuccessful, uncollectible trade receivables are charged against the allowance for doubtful accounts. As of March 31, 2011 and September 30, 2010, the Company’s trade receivables were net of allowance for doubtful accounts of $356,000 and $314,000, respectively.

4.	INVENTORIES

Inventories were comprised of the following (in thousands):

	March 31, 2011	September 30, 2010
Finished goods	$78,905	$75,282
Work-in-progress	2,629	1,837
Raw materials	5,258	3,616

	$86,792	$80,735

5.	RESTRUCTURING AND OTHER CHARGES

The Company implemented a significant restructuring and cost reduction program, which commenced in July 2008, with the objectives of simplifying its merchandise brand and store nameplate structure, continuing to improve and simplify critical processes, and continuing to reduce its expense structure. As of September 30, 2010, the Company had substantially completed the planned activities of these initiatives and incurred $3,884,000 of pretax expense substantially related to these initiatives in fiscal 2010 (primarily for consulting services), of which $1,103,000 was incurred in the second quarter of fiscal 2010 and $3,568,000 was incurred in the first six months of fiscal 2010.

5.	RESTRUCTURING AND OTHER CHARGES (Continued)

A summary of the charges incurred and reserves recorded in connection with the restructuring, cost reduction and other initiatives during the first six months of fiscal 2011 and 2010 is as follows (in thousands):

	Balance Accrued September 30, 2010	Six Months Ended March 31, 2011		Balance Accrued March 31, 2011	Cumulative Charges Incurred to March 31, 2011
		Charges Incurred	Payments/ Adjustments
Severance and related benefits	$159	$—	$(159)	$—	$1,371
Accelerated depreciation of store signage	—	—	—	—	373
Cost reduction and other initiatives	106	—	(106)	—	4,633

Total	$265	$—	$(265)	$—	$6,377

	Balance Accrued September 30, 2009	Six Months Ended March 31, 2010		Balance Accrued March 31, 2010	Cumulative Charges Incurred to March 31, 2010
		Charges Incurred	Payments/ Adjustments
Severance and related benefits	$37	$218	$(52)	$203	$1,266
Accelerated depreciation of store signage	—	—	—	—	373
Cost reduction and other initiatives	638	3,350	(3,008)	980	4,422

Total	$675	$3,568	$(3,060)	$1,183	$6,061

After his retirement on September 30, 2008, Dan Matthias, the Company’s former Chief Executive Officer (“Former CEO”), agreed to continue to serve the Company as a director and as non-executive Chairman of the Board and agreed to remain available to the Company in an advisory capacity through September 2012. For these services, the Company agreed to pay the Former CEO an annual retainer of $200,000 through September 2012. In November 2009, the Former CEO entered into a letter agreement with the Company, which confirmed that he would not seek reelection to the Board of Directors (and, therefore, would no longer serve as the Company’s non-executive Chairman of the Board) after the expiration of his term in January 2010. The letter agreement did not change the terms of payment under the annual retainer for advisory services, however the Company incurred a pretax charge of $585,000, representing the amount due for the remaining term of the arrangement, in the first six months of fiscal 2010.

In connection with the retirement of Rebecca Matthias, the Company’s President and Chief Creative Officer, at the end of fiscal 2010, the Company incurred pretax charges of $1,102,000 in the first six months of fiscal 2010. The charges primarily reflect benefit costs related to an amendment to the executive’s supplemental retirement agreement (see Note 11).

6.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities were comprised of the following (in thousands):

	March 31, 2011	September 30, 2010
Employee compensation and benefits	$7,416	$9,636
Income taxes payable	—	617
Deferred rent	3,785	3,803
Sales taxes	3,676	3,256
Insurance, primarily self insurance reserves	4,344	4,113
Accounting and legal	1,495	990
Gift certificates and store credits	4,741	4,880
Supplemental executive retirement plan benefits	600	4,874
Other	9,090	9,919

	$35,147	$42,088

7.	LONG-TERM DEBT AND LINE OF CREDIT

On March 13, 2007, the Company entered into a Term Loan and Security Agreement (the “Term Loan Agreement”) for a senior secured Term Loan B due March 13, 2013 (the “Term Loan”), the $90,000,000 proceeds of which were received on April 18, 2007 and were used to redeem the remaining $90,000,000 principal amount of the Company’s then outstanding 11 1/4% senior notes (the “Senior Notes”). The interest rate on the Term Loan is equal to, at the Company’s election, either (i) the prime rate plus 1.00%, or (ii) a LIBOR rate plus an applicable margin. The applicable margin was initially fixed at 2.50% through and including the fiscal quarter ended September 30, 2007. Thereafter, the applicable margin for LIBOR rate borrowings is either 2.25% or 2.50%, depending on the Company’s Consolidated Leverage Ratio (as defined in the Term Loan Agreement). Based upon the Company’s applicable quarterly Consolidated Leverage Ratios, the applicable margin for LIBOR rate borrowings was 2.50% prior to December 30, 2009 and has been reduced to 2.25% effective from December 30, 2009. The Company is required to make minimum repayments of the principal amount of the Term Loan in quarterly installments of $225,000 each. The Company is also required to make an annual principal repayment equal to 25% or 50% of Excess Cash Flow (as defined in the Term Loan Agreement) in excess of $5,000,000 for each fiscal year, with the 25% or 50% factor depending on the Company’s Consolidated Leverage Ratio. The required principal repayment for fiscal 2010, which was calculated based on the 25% factor, was $2,623,000 and was paid in December 2010. The required principal repayment for fiscal 2009, which was calculated based on the 25% factor, was $5,765,000 and was paid in December 2009. Additionally, the Term Loan can be prepaid at the Company’s option, in part or in whole, at any time without any prepayment premium or penalty. During the six months of fiscal 2010, the Company prepaid $6,000,000 of the outstanding Term Loan (including the $5,765,000 prepayment required under the fiscal 2009 annual Excess Cash Flow provision). At March 31, 2011, the Company’s indebtedness under the Term Loan Agreement was $39,777,000.

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

In order to mitigate the Company’s floating rate interest risk on the variable rate Term Loan, the Company entered into an interest rate swap agreement with the agent bank for the Term Loan that commenced on April 18, 2007, the date the $90,000,000 Term Loan proceeds were received, and expires on April 18, 2012. The interest rate swap agreement enables the Company to effectively convert an amount of the Term Loan (equal to the notional amount of the interest rate swap) from a floating interest rate (LIBOR plus 2.50% prior to December 30, 2009, reduced to LIBOR plus 2.25% effective from December 30, 2009, based on the Company’s specified leverage ratios), to a fixed interest rate (7.50% prior to December 30, 2009, reduced to 7.25% effective from December 30, 2009, based on the Company’s specified leverage ratios). The notional amount of the interest rate swap was $75,000,000 at the inception of the swap agreement and decreases over time to a notional amount of $5,000,000 at the expiration date (April 18, 2012). The notional amount of the swap was $20,000,000 as of March 31, 2011 and decreases as follows: to $12,500,000 starting April 18, 2011 and to $5,000,000 starting October 18, 2011.

The Company has a $65,000,000 senior secured revolving credit facility (the “Credit Facility”). On March 13, 2007, in connection with the refinancing of its senior long-term debt, the Company amended the Credit facility in order to permit the Term Loan financing. This amendment of the Credit Facility also extended its maturity from October 15, 2009 to March 13, 2012. There are no financial covenant requirements under the Credit Facility unless Excess Availability (as defined in the related Credit Facility agreement) falls below 10% of the Borrowing Base (as defined in the related Credit Facility agreement) in which case the Company would be required to meet a certain minimum fixed charge coverage ratio (which increases from 1.00x to 1.10x during the term of the Credit Facility). During the first six months of fiscal 2011 and 2010, the Company exceeded the applicable excess availability requirements under the Credit Facility and was not subject to any financial covenants. As of March 31, 2011, the Company had no outstanding borrowings under the Credit Facility and $8,588,000 in letters of credit, with $46,643,000 of availability under the credit line based on the Company’s Borrowing Base formula. Borrowings under the Credit Facility as of March 31, 2011 would have borne interest at a rate of between approximately 1.24% and 3.25% per annum. During the first six months of fiscal 2011 the Company did not have any direct borrowings under the Credit Facility. During the first six months of fiscal 2010 the Company’s average level of direct borrowings under the Credit Facility was $809,000, and the Company’s maximum borrowings at any time were $6,200,000.

7.	LONG-TERM DEBT AND LINE OF CREDIT (Continued)

The Company has $2,191,000 outstanding under an Industrial Revenue Bond (“IRB”) at March 31, 2011 and September 30, 2010. The IRB has a variable interest rate that may be converted to a fixed interest rate at the option of the Company. At any time prior to conversion to a fixed interest rate structure, bondholders may put all or part of the IRB back to the Company upon notice to the bond trustee, after which the remarketing agent would attempt to resell the put portion of the IRB. If the remarketing agent is unsuccessful in reselling the put portion of the IRB, the bond trustee may then draw on a letter of credit issued under the Credit Facility to repay the bondholders. Pursuant to this arrangement, the IRB is classified as a current liability in the accompanying consolidated balance sheets at March 31, 2011 and September 30, 2010. The Company is unaware of any intention on the part of any bondholder to put all or any part of the IRB and the letter of credit issued to secure the bonds has never been drawn upon.

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

At March 31, 2011, the Company had cash equivalents of $18,063,000. At September 30, 2010, the Company had cash equivalents of $21,548,000 and $1,504,000 of investments in a grantor trust. The Company’s cash equivalents and grantor trust investments consist of investments in money market accounts for which the carrying value approximates fair value (based on Level 1 inputs) due to the short-term nature of those instruments.

A portion of the Company’s floating rate interest risk on variable rate long-term debt is mitigated through an interest rate swap agreement. The Company’s interest rate swap is required to be measured at fair value on a recurring basis. At March 31, 2011 and September 30, 2010, the interest rate swap was a liability with a fair value of $451,000 and $925,000, respectively, included in “deferred rent and other non-current liabilities” in the accompanying consolidated balance sheets. The fair value of the interest rate swap was derived from a discounted cash flow analysis utilizing an interest rate yield curve that is readily available to the public or can be derived from information available in publicly quoted markets, which the Company considers to be Level 2 inputs.

The fair value accounting standard provides a company with the option to report selected financial assets and liabilities on an instrument-by-instrument basis at fair value and requires such company to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The Company has chosen not to elect the fair value option for its financial assets and liabilities that have not been previously measured at fair value.

9.	INCOME TAXES

During the first six months of fiscal 2011 the Company recorded reductions of state income tax expense, net of federal expense, of $864,000, related to settlements of uncertain income tax positions. As of March 31, 2011, the Company had $2,555,000 of unrecognized tax benefits related to uncertain income tax positions, including accrued interest and penalties of $1,207,000. The Company records interest and penalties related to unrecognized tax benefits in its income tax provision. If recognized, the portion of the liabilities for unrecognized tax benefits that would impact the Company’s effective tax rate was $1,796,000, net of federal benefit.

During the twelve months subsequent to March 31, 2011, it is reasonably possible that the gross unrecognized tax benefits could potentially increase by approximately $200,000 (of which approximately $130,000 would affect the effective tax rate, net of federal benefit) for uncertain tax positions, including the continued effect of interest on unrecognized tax benefits and limitations on certain potential tax credits, partially offset by the effect of expiring statutes of limitations and settlements.

9.	INCOME TAXES (Continued)

The Company’s United States Federal income tax returns for years ended September 30, 2008 and thereafter remain subject to examination by the United States Internal Revenue Service. The Company also files returns in Canada and numerous state jurisdictions, which have varying statutes of limitations. Generally, Canadian tax returns for years ended September 30, 2007 and thereafter, and state tax returns for years ended September 30, 2006 and thereafter, depending upon the jurisdiction, remain subject to examination. However, the statutes of limitations on certain of the Company’s state returns remain open for years prior to fiscal 2006.

10.	EQUITY AWARD PLANS

During the first six months of fiscal 2011, options to purchase 354,000 shares of common stock with an aggregate exercise price of $2,300,000 were exercised by the option holders and net-share settled by the Company, such that the Company withheld 104,766 shares of the Company’s common stock, which had a fair market value equal to the aggregate exercise price of the options. During the first six months of fiscal 2010, options to purchase 398,000 shares of common stock with an aggregate exercise price of $2,010,000 were exercised by the option holders and net-share settled by the Company, such that the Company withheld 185,952 shares of the Company’s common stock, which had a fair market value equal to the aggregate exercise price of the options.

During the first six months of fiscal 2011 and 2010, certain stock option exercises and vesting restricted stock awards were net-share settled by the Company such that the Company withheld shares of the Company’s common stock with a fair market value equivalent to the minimum statutory obligation for the applicable income and employment taxes for the awards, and the Company remitted the cash value to the appropriate taxing authorities. The total shares withheld, which were 125,654 and 82,964 shares, respectively, during the first six months of fiscal 2011 and 2010, are reflected as repurchase of common stock in the accompanying financial statements, and were based on the value of the Company’s common stock on the exercise or vesting date. The remaining shares, net of those withheld, were delivered to the award holders. Total payments for tax obligations to the tax authorities were $2,712,000 and $892,000 for the first six months of fiscal 2011 and 2010, respectively.

11.	RETIREMENT PLANS

The Company has Supplemental Executive Retirement Agreements (the “SERP Agreements”) with Mr. and Ms. Matthias (the “SERP Executives”). The Company’s transition agreement with Mr. Matthias in connection with his retirement as Chief Executive Officer effective September 30, 2008, amended his SERP Agreement to provide for full vesting of the benefits payable to Mr. Matthias and to increase the total of the amounts payable under the SERP Agreement to approximately 10% more than the amount that would have been payable on September 30, 2012 (the date the SERP Agreement had otherwise been expected to fully vest). The SERP Agreement benefits, totaling $3,960,000, are being paid to Mr. Matthias in installments, which commenced on April 1, 2009, with the final installment due on October 1, 2012. As of March 31, 2011, the Company has paid SERP benefits to Mr. Matthias totaling $2,910,000, of which $450,000 was paid in the first six months of fiscal 2011 and $300,000 was paid in the first six months of fiscal 2010. On April 1, 2011, the Company paid a scheduled SERP benefit installment of $150,000 to Mr. Matthias, after which Mr. Matthias has $900,000 remaining to be paid under his SERP Agreement through October 1, 2012.

The Company’s transition agreement with Ms. Matthias, entered into on November 6, 2009 in connection with her scheduled retirement, amended her SERP Agreement to provide that she would be credited with having served on a full-time basis during the 2010 fiscal year, and the SERP vested an additional 15% effective on June 15, 2010, to a cumulative total vested percentage of 93 1/3%. Ms. Matthias received a lump sum payment of $4,166,000 on December 16, 2010 in full payment of the SERP benefits due under her SERP Agreement.

The components of net periodic pension cost on a pretax basis were as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
Service cost	$—	$155	$—	$310
Interest cost	11	61	65	122
Amortization of prior service cost	—	49	—	98
Plan amendment	—	—	—	888

Total net periodic benefit cost	$11	$265	$65	$1,418

The Company has a grantor trust, which was established for the purpose of accumulating assets in anticipation of the Company’s payment obligations under the SERP Agreements (the “Grantor Trust”). The Company’s agreements with the

11.	RETIREMENT PLANS (Continued)

SERP Executives and the trustee for the Grantor Trust (the “Trustee”) allow the Company to make cash deposits to the Grantor Trust, or provide an irrevocable standby letter of credit (the “SERP Letter of Credit”) to the Trustee, in lieu of any deposits otherwise required, for funding obligations under the SERP Agreements. In December 2009, in connection with the additional vesting and scheduled payment of SERP Executives’ benefits in 2010, the Company made a partial cash contribution to the Grantor Trust of $1,500,000 and reduced the SERP Letter of Credit by $1,500,000 to a total of $4,437,000 as of December 31, 2009. In December 2010, the Company received a distribution of the remaining assets in the Grantor Trust totaling $1,504,000. The amount withdrawn was used to partially fund the December 2010 lump sum payment of SERP benefits to Ms. Matthias. As of April 18, 2011, the SERP Letter of Credit was $900,000, which was equal to the amount of SERP benefits remaining to be paid to Mr. Matthias.

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

Geographic Information. Information concerning the Company’s operations by geographic area was as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
Net Sales to Unaffiliated Customers
United States	$127,873	$126,308	$257,518	$253,669
Foreign	5,960	4,822	11,750	11,232

	March 31, 2011	September 30, 2010
Long-Lived Assets
United States	$57,723	$57,859
Foreign	1,794	1,938

Major Customers. For the periods presented, the Company did not have any one customer who represented more than 10% of its net sales.

15.	INTEREST EXPENSE, NET

Interest expense, net was comprised of the following (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
Interest expense	$605	$856	$1,258	$1,813
Interest income	(6)	(5)	(15)	(7)

Interest expense, net	$599	$851	$1,243	$1,806

16.	SUBSEQUENT EVENTS

On April 26, 2011 the Company announced that its Board of Directors declared a regular quarterly cash dividend of $0.175 per share payable June 28, 2011 to stockholders of record at the close of business on June 7, 2011.

On April 27, 2011 the Company announced the hiring of Chris Daniel as its President, effective June 1, 2011.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our fiscal year ends on September 30. All references in this discussion to our fiscal years refer to the fiscal year, or periods within the fiscal year, ended on September 30 in the year mentioned. For example, our “fiscal 2011” will end on September 30, 2011.

Overview

We are the leading designer and retailer of maternity apparel in the United States with 2,375 retail locations, including 672 stores in all 50 states, Puerto Rico, Guam and Canada, and 1,703 leased departments located within department stores and baby specialty stores throughout the United States. In addition to the 2,375 retail locations we operate, through an exclusive licensed arrangement we are the exclusive provider of maternity apparel to Kohl’s, which operates approximately 1,097 stores throughout the United States. We also sell merchandise on the Internet, primarily through DestinationMaternity.com and our various brand-specific websites.

In assessing the performance of our business, we consider a variety of operational and financial measures. The key measures for determining how our business is performing are net income determined in accordance with generally accepted accounting principles (“GAAP net income”) and the corresponding earnings per share (diluted), net income before restructuring and other charges, stock compensation expense and loss on extinguishment of debt (“Non-GAAP adjusted net income”) and the corresponding earnings per share (diluted), Adjusted EBITDA, Adjusted EBITDA before restructuring and other charges, Net sales, and Comparable retail sales (which consists of comparable store sales and Internet sales). Adjusted EBITDA represents operating income (loss) before deduction for the following non-cash charges: (i) depreciation and amortization expense; (ii) loss on impairment of tangible and intangible assets; (iii) (gain) loss on disposal of assets; and (iv) stock-based compensation expense.

Following is a summary of our fiscal 2011 results with regard to each of these key measures:

Second Quarter Fiscal 2011 Financial Results

•

GAAP net income for the second quarter of fiscal 2011 was $5.6 million, or $0.43 per share (diluted), a significant increase compared to GAAP net income of $2.6 million, or $0.21 per share (diluted) for the second quarter of fiscal 2010. This represents an increase of 105% in diluted earnings per share.

•

Non-GAAP adjusted net income for the second quarter of fiscal 2011 was $5.9 million, or $0.45 per share (diluted), a significant increase over the comparably adjusted non-GAAP net income for the second quarter of fiscal 2010 of $3.8 million, or $0.30 per share (diluted). This represents a 50% increase in comparably adjusted diluted earnings per share.

•	Adjusted EBITDA was $12.3 million for the second quarter of fiscal 2011, an increase of 27% over the $9.6 million of Adjusted EBITDA for the second quarter of fiscal 2010.

•

Adjusted EBITDA before restructuring and other charges was $12.3 million for the second quarter of fiscal 2011, an increase of 10% over the $11.1 million of Adjusted EBITDA before restructuring and other charges for the second quarter of fiscal 2010.

•	Net sales for the second quarter of fiscal 2011 increased 2.1% to $133.8 million from $131.1 million for the second quarter of fiscal 2010.

•

Comparable retail sales for the second quarter of fiscal 2011 increased 0.3% versus a comparable retail sales decrease of 4.4% for the second quarter of fiscal 2010. During the second quarter of fiscal 2011, comparable store sales decreased 0.9%, and Internet sales increased 17.7%.

First Six Months of Fiscal 2011 Financial Results

•

GAAP net income for the first six months of fiscal 2011 was $10.8 million, or $0.83 per share (diluted), a significant increase compared to GAAP net income of $3.9 million, or $0.31 per share (diluted) for the first six months of fiscal 2010. This represents an increase of 168% in diluted earnings per share.

•

Non-GAAP adjusted net income for the first six months of fiscal 2011 was $11.6 million, or $0.89 per share (diluted), a significant increase over the comparably adjusted non-GAAP net income for the first six months of fiscal 2010 of $7.7 million, or $0.61 per share (diluted). This represents a 46% increase in comparably adjusted diluted earnings per share.

•	Adjusted EBITDA was $25.6 million for the first six months of fiscal 2011, an increase of 46% over the $17.5 million of Adjusted EBITDA for the first six months of fiscal 2010.

•

Adjusted EBITDA before restructuring and other charges was $25.6 million for the first six months of fiscal 2011, an increase of 12% over the $22.7 million of Adjusted EBITDA before restructuring and other charges for the first six months of fiscal 2010.

•	Net sales for the first six months of fiscal 2011 increased 1.6% to $269.3 million from $264.9 million for the first six months of fiscal 2010.

•

Comparable retail sales for the first six months of fiscal 2011 increased 1.5% versus a comparable retail sales decrease of 4.4% for the first six months of fiscal 2010. During the first six months of fiscal 2011, comparable store sales increased 0.4%, and Internet sales increased 17.8%.

Stock Split

On January 26, 2011, we announced that our Board of Directors approved a two-for-one split of our common stock in the form of a stock dividend. On March 1, 2011, stockholders of record at the close of business on February 16, 2011 received one additional common share for every share held. In accordance with the provisions of our equity award plans and as determined by our Board of Directors, the number of shares available for issuance, the number of shares subject to outstanding equity awards and the exercise prices of outstanding stock option awards were also adjusted to equitably reflect the effect of the two-for-one stock split. All share and per share amounts give effect to the stock split and have been adjusted retroactively for all periods presented.

Results of Operations

The following tables set forth certain operating data as a percentage of net sales and as a percentage change for the three and six months ended March 31:

	% of Net Sales (1)				% Period to Period Favorable (Unfavorable)
	Three Months Ended March 31,		Six Months Ended March 31,		Three Months Ended March 31,	Six Months Ended March 31,
	2011	2010	2011	2010	2011 vs. 2010	2011 vs. 2010
Net sales	100.0%	100.0%	100.0%	100.0%	2.1%	1.6%
Cost of goods sold (2)	44.6	45.6	45.4	46.0	0.2	(0.3)

Gross profit	55.4	54.4	54.6	54.0	3.9	2.8
Selling, general and administrative expenses (3)	49.0	48.6	47.9	48.2	(2.7)	(1.0)
Store closing, asset impairment and asset disposal expenses	0.3	0.7	0.2	0.6	59.5	61.7
Restructuring and other charges	—	1.1	—	2.0	100.0	100.0

Operating income	6.2	4.0	6.5	3.2	59.2	105.5
Interest expense, net	0.4	0.6	0.5	0.7	29.6	31.2
Loss on extinguishment of debt	—	—	0.0	0.0	—	70.0

Income before income taxes	5.7	3.3	6.0	2.5	76.5	143.3
Income tax provision	1.6	1.3	2.0	1.0	(21.6)	(93.7)

Net income	4.2%	2.0%	4.0%	1.5%	112.4%	178.8%

(1)	Components may not add to total due to rounding.
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

The following tables set forth certain information concerning the number of our stores and leased departments, and international franchised locations for the periods indicated:

	Three Months Ended
	March 31, 2011			March 31, 2010
Retail Locations (1)	Stores	Leased Departments	Total Retail Locations	Stores	Leased Departments	Total Retail Locations
Beginning of period	690	1,192	1,882	721	980	1,701
Opened	3	519	522	4	2	6
Closed	(21)	(8)	(29)	(16)	(3)	(19)

End of period	672	1,703	2,375	709	979	1,688

	Six Months Ended
	March 31, 2011			March 31, 2010
Retail Locations (1)	Stores	Leased Departments	Total Retail Locations	Stores	Leased Departments	Total Retail Locations
Beginning of period	698	1,027	1,725	724	360	1,084
Opened	4	687	691	6	622	628
Closed	(30)	(11)	(41)	(21)	(3)	(24)

End of period	672	1,703	2,375	709	979	1,688

(1) Excludes international franchised locations.

	Three Months Ended
	March 31, 2011			March 31, 2010
International Franchised Locations	Stores	Shop-in-Shop Locations	Total International Franchised Locations	Stores	Shop-in-Shop Locations	Total International Franchised Locations
Beginning of period	8	36	44	2	7	9
Opened	2	6	8	2	4	6

End of period	10	42	52	4	11	15

	Six Months Ended
	March 31, 2011			March 31, 2010
International Franchised Locations	Stores	Shop-in-Shop Locations	Total International Franchised Locations	Stores	Shop-in-Shop Locations	Total International Franchised Locations
Beginning of period	8	23	31	1	7	8
Opened	2	19	21	3	4	7

End of period	10	42	52	4	11	15

Three Months Ended March 31, 2011 and 2010

Net Sales. Our net sales for the second quarter of fiscal 2011 increased by 2.1%, or $2.7 million, to $133.8 million from $131.1 million for the second quarter of fiscal 2010. Comparable retail sales (which consists of comparable store sales and Internet sales) for the second quarter of fiscal 2011 increased 0.3% versus a comparable retail sales decrease of 4.4% for the second quarter of fiscal 2010. During the second quarter of fiscal 2011, comparable store sales decreased 0.9%, based on 1,565 retail locations, and Internet sales increased 17.7%. During the second quarter of fiscal 2010, comparable store sales decreased 6.5%, based on 953 retail locations, and Internet sales increased 37.3%. The increase in total reported sales for the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010 resulted primarily from increased sales due to the expansion of the Company’s maternity apparel leased department relationship with Macy’s® and increased Internet sales, partially offset by decreased sales related to the Company’s continued efforts to close underperforming stores, and decreased sales from the Company’s licensed wholesale relationship, with a shift in shipments from March to April driven by the later timing of Easter this year versus last year.

As of March 31, 2011, we operated a total of 672 stores and 2,375 total retail locations, compared to 709 stores and 1,688 total retail locations as of March 31, 2010. During the second quarter of fiscal 2011, we opened three stores, including two Destination Maternity multi-brand stores, and closed 21 stores, with six of the store closings related to Destination Maternity store openings. The increase in leased department locations at the end of March 2011 versus the end of March 2010 predominantly reflects the opening of an additional 516 leased department locations in January and February 2011 for our Macy’s expansion, and an additional 217 Sears® and Kmart® leased department locations in September and October 2010. In addition, our Oh Baby by Motherhood® collection is available at Kohl’s® stores throughout the United States.

Gross Profit. Our gross profit for the second quarter of fiscal 2011 increased by 3.9%, or $2.8 million, to $74.2 million from $71.4 million for the second quarter of fiscal 2010, and our gross profit as a percentage of net sales (gross margin) for the second quarter of fiscal 2011 was 55.4% compared to 54.4% for the second quarter of fiscal 2010. The increase in gross profit for the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010 was due to our increased sales and higher merchandise gross margin. The increase in gross margin for the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010 was primarily due to higher maintained merchandise margins.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses for the second quarter of fiscal 2011 increased by 2.7%, or $1.7 million, to $65.5 million from $63.8 million for the second quarter of fiscal 2010. As a percentage of net sales, selling, general and administrative expenses increased to 49.0% for the second quarter of fiscal 2011 compared to 48.6% in the second quarter of fiscal 2010. This increase in expense and expense percentage for the quarter resulted primarily from higher expenses related to the launch and operation of our additional Macy’s leased department locations (primarily payroll and employee benefit costs, and percentage of net sales occupancy payments to Macy’s), partially offset by lower variable incentive compensation expense.

Store Closing, Asset Impairment and Asset Disposal Expenses. Our store closing, asset impairment and asset disposal expenses for the second quarter of fiscal 2011 decreased to $0.4 million from $0.9 million for the second quarter of fiscal 2010. We incurred lower impairment charges for write-downs of long-lived assets of $0.3 million for the second quarter of fiscal 2011, as compared to $0.6 million for the second quarter of fiscal 2010. We incurred charges relating to store closings and other asset disposals of $0.1 million for the second quarter of fiscal 2011, as compared to $0.3 for the second quarter of fiscal 2010.

Restructuring and Other Charges. In the second quarter of fiscal 2010, we incurred pretax expense of $1.5 million from our strategic restructuring and cost reduction initiatives, and our management transition. See “Restructuring and Other Charges” in this Item 2 below for a detailed description of these charges.

Operating Income. We had operating income of $8.3 million for the second quarter of fiscal 2011 compared to $5.2 million for the second quarter of fiscal 2010. Operating income as a percentage of net sales for the second quarter of fiscal 2011 increased to 6.2% from 4.0% for the second quarter of fiscal 2010. The increase in operating income and operating income percentage was primarily due to our higher gross profit and from restructuring and other charges incurred in the second quarter of fiscal 2010, but not in the second quarter of fiscal 2011, partially offset by increased selling, general and administrative expenses.

Interest Expense, Net. Our net interest expense for the second quarter of fiscal 2011 decreased by 29.6%, or $0.3 million, to $0.6 million from $0.9 million for the second quarter of fiscal 2010. This decrease was due to our lower debt level, primarily as a result of the $7.6 million of Term Loan prepayments we made in the previous twelve months, and to a lesser extent, lower interest rates.

Income Tax Provision. For the second quarter of fiscal 2011, our effective tax rate was 27.3% compared to 39.6% for the second quarter of fiscal 2010. Our effective tax rate for the second quarter of fiscal 2011 was lower than the statutory federal tax rate of 35% primarily due to reductions of state income tax expense, net of federal expense, of $0.9 million recorded in the second quarter of fiscal 2011, which were related to settlements of uncertain income tax positions. Our effective tax rate for the second quarter of fiscal 2010 was higher than the statutory federal tax rate of 35% primarily due to the effect of state income taxes, net of federal benefit, and to a lesser extent, additional income tax expense (including interest and penalties) recognized as required by the accounting standard for uncertain income tax positions. We expect our effective tax rate for the full year fiscal 2011 to be approximately 36.4%.

Net Income. Net income for the second quarter of fiscal 2011 was $5.6 million, or $0.43 per share (diluted), compared to net income of $2.6 million, or $0.21 per share (diluted) for the second quarter of fiscal 2010. Net income for the second quarter of fiscal 2011 includes (net of tax) stock compensation expense of $0.3 million. Net income for the second quarter of fiscal 2010 includes (net of tax) restructuring and other charges of $0.9 million and stock compensation expense of $0.3 million. Before restructuring and other charges, stock compensation expense and loss on extinguishment of debt, our second quarter fiscal 2011 net income was $5.9 million or $0.45 per share (diluted) compared to $3.8 million or $0.30 per share (diluted) for the second quarter of fiscal 2010.

Our average diluted shares outstanding of 13,088,000 for the second quarter of fiscal 2011 were 3.8% higher than the 12,607,000 average diluted shares outstanding for the second quarter of fiscal 2010. The increase in average shares outstanding reflects the higher shares outstanding in the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010, primarily as a result of the exercise of stock options and vesting of restricted stock, slightly offset by lower dilutive impact of outstanding stock options and restricted stock for the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010.

Following is a reconciliation of GAAP net income and net income per share (diluted) to Non-GAAP adjusted net income and net income per share (diluted) before restructuring and other charges, stock compensation expense and loss on extinguishment of debt for the three months ended March 31, 2011 and 2010 (in thousands, except per share amounts):

	Three Months Ended March 31, 2011			Three Months Ended March 31, 2010
	Net Income	Shares	Diluted EPS	Net Income	Shares	Diluted EPS

As reported	$5,593	13,088	$0.43	$2,633	12,607	$0.21
Restructuring and other charges, net of tax	—	—		902	—
Stock compensation expense, net of tax	277	—		310	—

As adjusted before restructuring and other charges, stock compensation expense and loss on extinguishment of debt	$5,870	13,088	$0.45	$3,845	12,607	$0.30

Following is a reconciliation of net income to Adjusted EBITDA and Adjusted EBITDA before restructuring and other charges for the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended
	March 31, 2011	March 31, 2010

Net income	$5,593	$2,633
Add: income tax provision	2,097	1,724
Add: interest expense, net	599	851
Add: loss on extinguishment of debt	—	—

Operating income	8,289	5,208
Add: depreciation and amortization	3,210	3,239
Add: loss on impairment of long-lived assets	245	559
Add: loss on disposal of assets	86	119
Add: stock compensation expense	446	508

Adjusted EBITDA	12,276	9,633
Add: restructuring and other charges	—	1,478

Adjusted EBITDA before restructuring and other charges	$12,276	$11,111

Six Months Ended March 31, 2011 and 2010

Net Sales. Our net sales for the first six months of fiscal 2011 increased by 1.6%, or $4.4 million, to $269.3 million from $264.9 million for the first six months of fiscal 2010. Comparable retail sales for the first six months of fiscal 2011 increased 1.5% versus a comparable retail sales decrease of 4.4% for the first six months of fiscal 2010. During the first six months of fiscal 2011, comparable store sales increased 0.4%, based on 945 retail locations, and Internet sales increased 17.8%. During the first six months of fiscal 2010, comparable store sales decreased 6.2%, based on 941 locations, and Internet sales increased 35.7%. The increase in total reported sales for the first six months of fiscal 2011 compared to the first six months of fiscal 2010 resulted primarily from increased sales due to the expansion of the Company’s maternity apparel leased department relationship with Macy’s, increased Internet sales, and increased sales due to the opening of an additional 217 Sears and Kmart leased department locations in September and October 2010, partially offset by decreased sales related to the Company’s continued efforts to close underperforming stores, and decreased sales from the Company’s licensed wholesale relationship, with a shift in shipments from March to April driven by the later timing of Easter this year versus last year.

During the first six months of fiscal 2011, we opened four stores, including three Destination Maternity multi-brand stores, and closed 30 stores, with seven of the store closings related to Destination Maternity store openings.

Gross Profit. Our gross profit for the first six months of fiscal 2011 increased by 2.8%, or $4.0 million, to $147.1 million from $143.1 million for the first six months of fiscal 2010, and our gross margin for the first six months of fiscal 2011 was 54.6% compared to 54.0% for the first six months of fiscal 2010. The increase in gross profit for the first six months of fiscal 2011 compared to the first six months of fiscal 2010 was primarily due to our increased sales, and to a lesser extent, higher merchandise gross margin. The increase in gross margin for the first six months of fiscal 2011 compared to the first six months of fiscal 2010 was primarily due to higher maintained merchandise margins.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses for the first six months of fiscal 2011 increased by 1.0%, or $1.3 million, to $129.0 million from $127.7 million for the first six months of fiscal 2010. As a percentage of net sales, selling, general and administrative expenses decreased to 47.9% for the first six months of fiscal 2011 compared to 48.2% in the first six months of fiscal 2010. The increase in expense for the six month period resulted primarily from higher expenses related to the launch and operation of our additional Macy’s leased department locations (primarily payroll and employee benefit costs, and percentage of net sales occupancy payments to Macy’s) and increased legal expenses, partially offset by lower variable incentive compensation expense. The decrease in expense percentage for the six month period reflects the favorable leverage from our increased sales.

Store Closing, Asset Impairment and Asset Disposal Expenses. Our store closing, asset impairment and asset disposal expenses for the first six months of fiscal 2011 decreased to $0.6 million from $1.6 million for the first six months of fiscal 2010. We incurred lower impairment charges for write-downs of long-lived assets of $0.4 million for the first six months of fiscal 2011, as compared to $1.2 million for the first six months of fiscal 2010. We incurred charges relating to store closings and other asset disposals of $0.2 million for the first six months of fiscal 2011, as compared to $0.4 for the first six months of fiscal 2010.

Restructuring and Other Charges. In the first six months of fiscal 2010, we incurred pretax expense of $5.3 million from our strategic restructuring and cost reduction initiatives, and our management transition. See “Restructuring and Other Charges” in this Item 2 below for a detailed description of these charges.

Operating Income. We had operating income of $17.5 million for the first six months of fiscal 2011 compared to $8.5 million for the first six months of fiscal 2010. Operating income as a percentage of net sales for the first six months of fiscal 2011 increased to 6.5% from 3.2% for the first six months of fiscal 2010. The increase in operating income and operating income percentage was primarily due to restructuring and other charges incurred in the first six months of fiscal 2010, but not in the first six months of fiscal 2011, and our higher gross profit.

Interest Expense, Net. Our net interest expense for the first six months of fiscal 2011 decreased by 31.2%, or $0.6 million, to $1.2 million from $1.8 million for the first six months of fiscal 2010. This decrease was due to our lower debt level, primarily as a result of the $7.6 million of Term Loan prepayments we made in the previous twelve months, and to a lesser extent, lower interest rates.

Loss on Extinguishment of Debt. In December 2010, we prepaid $2.6 million principal amount of our outstanding Term Loan. The $2.6 million Term Loan prepayment resulted in a pretax charge of $9,000 in the first six months of fiscal 2011, representing the write-off of unamortized deferred financing costs. In December 2009, we prepaid $6.0 million in principal amount of our Term Loan resulting in a pretax charge of $30,000 in the first six months of fiscal 2010.

Income Tax Provision. For the first six months of fiscal 2011, our effective tax rate was 33.2% compared to 41.7% for the first six months of fiscal 2010. Our effective tax rate for the first six months of fiscal 2011 was lower than the statutory federal tax rate of 35% primarily due to reductions of state income tax expense, net of federal expense, of $0.9 million recorded in the second quarter of fiscal 2011, which were related to settlements of uncertain income tax positions, partially offset by the effect of state income taxes, net of federal benefit, on our pretax income for the first six months of fiscal 2011. Our effective tax rate for the first six months of fiscal 2010 was higher than the statutory federal tax rate of 35% primarily due to the effect of state income taxes, net of federal benefit, and additional income tax expense (including interest and penalties) recognized as required by the accounting standard for uncertain income tax positions. We expect our effective tax rate for the full year fiscal 2011 to be approximately 36.4%.

Net Income. Net income for the first six months of fiscal 2011 was $10.8 million, or $0.83 per share (diluted), compared to net income of $3.9 million, or $0.31 per share (diluted) for the first six months of fiscal 2010. Net income for the first six months of fiscal 2011 includes (net of tax) stock compensation expense of $0.7 million and loss on extinguishment of debt of $6,000. Net income for the first six months of fiscal 2010 includes (net of tax) restructuring and other charges of $3.2 million, stock compensation expense of $0.6 and loss on extinguishment of debt of $18,000. Before restructuring and other charges, stock compensation expense and loss on extinguishment of debt, our first six months fiscal 2011 net income was $11.6 million or $0.89 per share (diluted) compared to $7.7 million or $0.61 per share (diluted) for the first six months of fiscal 2010.

Our average diluted shares outstanding of 13,041,000 for the first six months of fiscal 2011 were 4.1% higher than the 12,526,000 average diluted shares outstanding for the first six months of fiscal 2010. The increase in average shares outstanding reflects the higher shares outstanding in the first six months of fiscal 2011 compared to the first six months of fiscal 2010, primarily as a result of the exercise of stock options and vesting of restricted stock and, to a much lesser extent, increased dilutive impact of outstanding stock options and restricted stock for the first six months of fiscal 2011 compared to the first six months of fiscal 2010.

Following is a reconciliation of net income and net income per share (diluted) to net income and net income per share (diluted) before restructuring and other charges, stock compensation expense and loss on extinguishment of debt for the six months ended March 31, 2011 and 2010 (in thousands, except per share amounts):

	Six Months Ended March 31, 2011			Six Months Ended March 31, 2010
	Net Income	Shares	Diluted EPS	Net Income	Shares	Diluted EPS

As reported	$10,841	13,041	$0.83	$3,889	12,526	$0.31
Restructuring and other charges, net of tax	—	—		3,206	—
Stock compensation expense, net of tax	742	—		579	—
Loss on extinguishment of debt, net of tax	6	—		18	—

As adjusted before restructuring and other charges, stock compensation expense and loss on extinguishment of debt	$11,589	13,041	$0.89	$7,692	12,526	$0.61

Following is a reconciliation of net income to Adjusted EBITDA and Adjusted EBITDA before restructuring and other charges for the six months ended March 31, 2011 and 2010 (in thousands):

	Six Months Ended
	March 31, 2011	March 31, 2010

Net income	$10,841	$3,889
Add: income tax provision	5,382	2,779
Add: interest expense, net	1,243	1,806
Add: loss on extinguishment of debt	9	30

Operating income	17,475	8,504
Add: depreciation and amortization	6,354	6,681
Add: loss on impairment of long-lived assets	374	1,234
Add: loss on disposal of assets	156	122
Add: stock compensation expense	1,191	949

Adjusted EBITDA	25,550	17,490
Add: restructuring and other charges	—	5,255

Adjusted EBITDA before restructuring and other charges	$25,550	$22,745

Restructuring and Other Charges

In July 2008, we announced that we were streamlining our merchandise brands and store nameplates and implementing cost reductions in order to simplify our business model, reduce overhead costs and improve and tighten our merchandise assortments, and during fiscal 2009 we began to implement actions to achieve further cost reductions. The objectives of our restructuring and cost reduction program were to improve and simplify critical processes, consolidate activities and infrastructure, and reduce our expense structure. As of September 30, 2010, we had substantially completed the planned activities of these initiatives and incurred $3.9 million of pretax expense substantially related to these initiatives in fiscal 2010 (primarily for consulting services), of which $1.1 million was incurred in the second quarter of fiscal 2010 and $3.6 million was incurred in the first six months of fiscal 2010. These initiatives resulted in approximate pretax savings of $12 million in fiscal 2009, with incremental pretax savings of approximately $11 million in fiscal 2010. We project total annualized pretax savings of approximately $29 million in fiscal 2011 as a result of our cost reduction initiatives, which includes the savings realized in fiscal 2009 plus the incremental savings in fiscal 2010.

After his retirement on September 30, 2008, our Former CEO agreed to continue to serve us as a director and as non-executive Chairman of the Board and agreed to remain available to us in an advisory capacity through September 2012. For these services, we agreed to pay the Former CEO an annual retainer of $200,000 through September 2012. In November 2009, the Former CEO entered into a letter agreement with us, which confirmed that he would not seek reelection to the Board of Directors (and, therefore, would no longer serve as our non-executive Chairman of the Board) after the expiration of his term in January 2010. The letter agreement did not change the terms of payment under the annual retainer for advisory services, however we incurred a pretax charge of $0.6 million in the first six months of fiscal 2010, representing the amount due for the remaining term of the arrangement.

In connection with the retirement of our President and Chief Creative Officer, at the end of fiscal 2010, we incurred pretax charges of $1.1 million in the first six months of fiscal 2010. The charges primarily reflect benefit costs related to an amendment to the executive’s supplemental retirement agreement with us.

Regulation G Disclosures

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains non-GAAP financial measures within the meaning of the SEC’s Regulation G, including: (a) Adjusted net income, before restructuring and other charges, stock compensation expense and loss on extinguishment of debt (Non-GAAP adjusted net income); (b) Adjusted net income per share (diluted), before restructuring and other charges, stock compensation expense and loss on extinguishment of debt; (c) Adjusted EBITDA (operating income (loss) before deduction for the following non-cash charges: (i) depreciation and amortization expense; (ii) loss on impairment of tangible and intangible assets; (iii) (gain) loss on disposal of assets; and (iv) stock compensation expense); and (d) Adjusted EBITDA before restructuring and other charges.

Our management believes that each of these non-GAAP financial measures provides useful information about the Company’s results of operations and/or financial position to both investors and management. Each non-GAAP financial measure is provided because management believes it is an important measure of financial performance used in the retail industry to measure operating results, to determine the value of companies within the industry and to define standards for borrowing from institutional lenders. We use each of these non-GAAP financial measures as a measure of the performance of the Company. We provide these measures to investors to assist them in performing their analysis of our historical operating results. Each of these non-GAAP financial measures reflects a measure of the Company’s operating results before consideration of certain charges and consequently, none of these measures should be construed as an alternative to net income (loss) or operating income (loss) as an indicator of the Company’s operating performance, or as an alternative to cash flows from operating activities as a measure of the Company’s liquidity, as determined in accordance with generally accepted accounting principles. We may calculate each of these non-GAAP financial measures differently than other companies.

With respect to the non-GAAP financial measures discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, we have provided reconciliations of the non-GAAP financial measures to the most directly comparable GAAP financial measures.

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

Liquidity and Capital Resources

Our cash needs have primarily been for (i) debt service, including prepayments, (ii) capital expenditures, including leasehold improvements, fixtures and equipment for new stores, store relocations and expansions of our existing stores, as well as improvements and new equipment for our distribution and corporate facilities and information systems, and (iii) working capital, including inventory to support our business. In addition, during the second quarter of fiscal 2011, we initiated a regular quarterly cash dividend. We have historically financed our capital requirements from cash flows from operations, borrowings under our credit facilities or available cash balances.

Cash and cash equivalents decreased by $3.6 million during the first six months of fiscal 2011 compared to a decrease of $4.3 million for the first six months of fiscal 2010. Cash provided by operations of $4.1 million for the first six months of fiscal 2011 decreased by $7.3 million from the $11.4 million in cash provided by operations for the first six months of fiscal 2010. This decrease in cash provided by operations versus the prior year was the result of working capital changes that used significantly more cash in the first six months of fiscal 2011 compared to the first six months of fiscal 2010, partially offset by higher pretax income in the first six months of fiscal 2011 compared to the first six months of fiscal 2010. The working capital changes were primarily (i) an increase in inventories in the first six months of fiscal 2011 compared to a decrease in first six months of fiscal 2010, which reflects our increased number of leased department locations during the first six months of fiscal 2011, and (ii) a decrease in accounts payable, accrued expenses and other liabilities in the first six months of fiscal 2011, primarily due to the $4.2 million SERP benefit payment made in December 2010, compared to an increase in the first six months of fiscal 2010. Our working capital changes, quarterly net income and cash flow adjustments may fluctuate significantly and net cash provided by operating activities for any quarter is not necessarily indicative of the results that may be achieved for a full fiscal year.

In addition to our cash provided by operations in the first six months of fiscal 2011, we withdrew $1.5 million from our Grantor Trust, which was used to partially fund the $4.2 million December 2010 SERP benefit payment, and we generated $1.6 million of cash from the proceeds of option exercises. During the first six months of fiscal 2011 we used cash provided by operations, the withdrawal from the Grantor Trust, cash provided by option exercises and a portion of available cash to pay for capital expenditures, to fund repayments of long-term debt, and to pay our first quarterly cash dividend. For the first six months of fiscal 2011, we spent $7.3 million on capital expenditures, including approximately $4.5 million for leasehold improvements, fixtures and equipment for new store facilities, as well as improvements to existing stores, and $2.8 million for our information systems and distribution and corporate facilities. Our $3.2 million of repayments of long-term debt in the first six months of fiscal 2011 consisted predominately of a $2.6 million prepayment of our Term Loan, which was required under the annual Excess Cash Flow provision of the Term Loan. In March 2011, we paid $2.3 million for our first quarterly cash dividend.

During the first six months of fiscal 2010 we used the majority of our cash provided by operations to pay for capital expenditures and to fund a contribution to our Grantor Trust. For the first six months of fiscal 2010, we spent $6.3 million on capital expenditures, including $3.6 million for leasehold improvements, fixtures and equipment for new store facilities, as well as improvements to existing stores, and $2.7 million for our information systems and distribution and corporate facilities. We used the remaining cash provided by operations plus available cash to fund repayments of long-term debt in fiscal 2010. Our repayments of long-term debt in the first six months of fiscal 2010 consisted predominately of $6.0 million of prepayments of our Term Loan, including a $5.8 million prepayment required under the annual Excess Cash Flow provision of the Term Loan.

We have in place a Term Loan Agreement for a senior secured Term Loan B, which matures on March 13, 2013, the proceeds of which were used to redeem the Senior Notes. The interest rate on the Term Loan is equal to, at our election, either (i) the prime rate plus 1.00%, or (ii) a LIBOR rate plus an applicable margin. The applicable margin was initially fixed at 2.50% through and including the fiscal quarter ended September 30, 2007. Thereafter, the applicable margin for LIBOR rate borrowings is either 2.25% or 2.50%, depending on our Consolidated Leverage Ratio. Based upon our applicable quarterly Consolidated Leverage Ratios, the applicable margin for LIBOR rate borrowings was 2.50% prior to December 30, 2009 and has been reduced to 2.25% effective from December 30, 2009. We are required to make minimum repayments of the principal amount of the Term Loan in quarterly installments of $225,000 each. We are also required to make an annual principal repayment equal to 25% or 50% of Excess Cash Flow in excess of $5.0 million for each fiscal year, with the 25% or 50% factor depending on our Consolidated Leverage Ratio. The required principal repayment for fiscal 2010, which was calculated based on the 25% factor, was $2.6 million and was paid in December 2010. The required principal repayment for fiscal 2009, which was calculated based on the 25% factor, was $5.8 million and was paid in December 2009. Additionally, the Term Loan can be prepaid at our option, in part or in whole, at any time without any prepayment premium or penalty. During the first six months of fiscal 2010, we prepaid $6.0 million of the outstanding Term Loan, including the $5.8 million prepayment required under the annual Excess Cash Flow provision. At March 31, 2011, our indebtedness under the Term Loan Agreement was $39.8 million.

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

In order to mitigate our floating rate interest risk on the variable rate Term Loan, we entered into an interest rate swap agreement with the agent bank for the Term Loan that commenced on April 18, 2007, the date the Term Loan proceeds were received, and expires on April 18, 2012. The interest rate swap agreement enables us to effectively convert an amount of the Term Loan (equal to the notional amount of the interest rate swap) from a floating interest rate (LIBOR plus 2.50% prior to December 30, 2009, reduced to LIBOR plus 2.25% effective from December 30, 2009, based on our specified leverage ratios), to a fixed interest rate (7.50% prior to December 30, 2009, reduced to 7.25% effective from December 30, 2009, based on our specified leverage ratios). The notional amount of the interest rate swap was $75.0 million at the inception of the swap agreement and decreases over time to a notional amount of $5.0 million at the expiration date (April 18, 2012). The notional amount of the swap was $20.0 million as of March 31, 2011 and decreases as follows: to $12.5 million starting April 18, 2011 and to $5.0 million starting October 18, 2011.

We also have in place a $65.0 million revolving Credit Facility, which matures on March 13, 2012. There are no financial covenant requirements under the Credit Facility provided that Excess Availability does not fall below 10% of the Borrowing Base. If Excess Availability were to fall below 10% of the Borrowing Base, we would be required to meet a specified minimum Fixed Charge Coverage Ratio. During the first six months of fiscal 2011 and 2010, we exceeded the minimum requirements for Excess Availability. As of March 31, 2011, we had no outstanding borrowings under the Credit Facility and $8.6 million in letters of credit, with $46.6 million of availability under our credit line based on our Borrowing Base formula. Borrowings under the Credit Facility as of March 31, 2011 would have borne interest at a rate of between approximately 1.24% and 3.25% per annum. We did not have any direct borrowings under our Credit Facility for the first six months of fiscal 2011. During the first six months of fiscal 2010 our average level of direct borrowings under the Credit Facility was $0.8 million, and our maximum borrowings at any time were $6.2 million.

We have $2.2 million outstanding under an IRB at March 31, 2011. The IRB has a variable interest rate that may be converted to a fixed interest rate at our option. At any time prior to conversion to a fixed interest rate structure, bondholders may put all or part of the IRB back to us upon notice to the bond trustee, after which the remarketing agent would attempt to resell the put portion of the IRB. If the remarketing agent is unsuccessful in reselling the put portion of the IRB, the bond trustee may then draw on a letter of credit issued under the Credit Facility to repay the bondholders. We are unaware of any intention on the part of any bondholder to put all or any part of the IRB and the letter of credit issued to secure the bonds has never been drawn upon. In the event that the bondholders put the bonds back to us and the remarketing agent fails to resell the bonds, which we believe is unlikely, we expect the acceleration of the payment of the bonds would not have a material adverse effect on our financial position or liquidity.

In March 2007, we entered into the SERP Agreements with the SERP Executives, which were amended in May 2008. We also have a Grantor Trust, which was established for the purpose of accumulating assets in anticipation of our payment obligations under the SERP Agreements. Our agreements with the SERP Executives and the Trustee for the Grantor Trust allow us to make cash deposits to the Grantor Trust, or provide a SERP Letter of Credit to the Trustee, in lieu of any deposits otherwise required, for funding obligations under the SERP Agreements. In December 2009, in connection with the additional vesting and scheduled payment of SERP Executives’ benefits in 2010, we made a partial cash contribution to the Grantor Trust of $1.5 million, and reduced the SERP Letter of Credit by $1.5 million to a total of $4.4 million as of December 31, 2009. In December 2010, we received a distribution of the remaining assets in the Grantor Trust totaling $1.5 million. The amount withdrawn was used to partially fund the December 2010 lump sum payment of SERP benefits to Ms. Matthias. As of April 18, 2011, the SERP Letter of Credit was $0.9 million, which was equal to the amount of SERP benefits remaining to be paid to Mr. Matthias.

On January 26, 2011 we announced the initiation of a regular quarterly cash dividend. The first quarterly cash dividend of approximately $2.3 million ($0.175 per share after giving effect to our March 1, 2011 stock split) was paid on March 11, 2011. On April 26, 2011 we declared a regular quarterly cash dividend of $0.175 per share payable on June 28, 2011, which will require approximately $2.3 million of available cash. Based on our current quarterly dividend rate of $0.175 per share, we project approximately $6.9 million of cash dividends for fiscal 2011 (reflecting three quarterly dividend payments in fiscal 2011) and approximately $9.2 million on an annualized basis.

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

Inventories. We value our inventories, which consist primarily of maternity apparel, at the lower of cost or market. Cost is determined on the first-in, first-out method (FIFO) and includes the cost of merchandise, freight, duty and broker fees, as well as applied product related overhead. A periodic review of inventory quantities on hand is performed in order to determine if inventory is properly valued at the lower of cost or market. Factors related to current inventories such as future consumer demand and fashion trends, current aging, current analysis of merchandise based on receipt date, current and anticipated retail markdowns or wholesale discounts, and class or type of inventory are analyzed to determine estimated net realizable values. Criteria utilized by us to determine the net realizable value of our inventories and the related level of required reserves include factors such as the amount of merchandise received within the past 12 months, merchandise received more than one year before with quantities on-hand in excess of 12 months of sales, and merchandise currently selling below cost. A provision is recorded to reduce the cost of inventories to its estimated net realizable value, if required. Inventories as of March 31, 2011 and September 30, 2010 totaled $86.8 million and $80.7 million, respectively, representing 42.3% and 39.4% of total assets, respectively. Given the significance of inventories to our consolidated financial statements, the determination of net realizable values is considered to be a critical accounting estimate. Any significant unanticipated changes in the factors noted above could have a significant impact on the value of our inventories and our reported operating results.

Long-Lived Assets. Our long-lived assets consist principally of store leasehold improvements and furniture and equipment (included in the “property, plant and equipment, net” line item in our consolidated balance sheets) and, to a much lesser extent, lease acquisition costs (included in the “other intangible assets, net” line item in our consolidated balance sheets). These long-lived assets are recorded at cost and are amortized using the straight-line method over the shorter of the lease term or their useful life. Net long-lived assets as of March 31, 2011 and September 30, 2010 totaled $59.5 million and

$59.8 million, respectively, representing 29.0% and 29.1% of total assets, respectively.

In assessing potential impairment of these assets, we periodically evaluate the historical and forecasted operating results and cash flows on a store-by-store basis. Newly opened stores may take time to generate positive operating and cash flow results. Factors such as: (i) store type, that is, Company store or leased department, (ii) store concept, that is, Motherhood Maternity®, A Pea in the Pod® or Destination Maternity®, (iii) store location, for example, urban area versus suburb, (iv) current marketplace awareness of our brands, (v) local customer demographic data, (vi) anchor stores within the mall in which our store is located, and (vii) current fashion trends are all considered in determining the time frame required for a store to achieve positive financial results, which is assumed to be within two years from the date a store location is opened. If economic conditions are substantially different from our expectations, the carrying value of certain of our long-lived assets may become impaired. As a result of our impairment assessment, we recorded write-downs of long-lived assets of $0.4 million and $1.2 million during the first six months of fiscal 2011 and 2010, respectively.

Self-Insurance Reserves. We are primarily self-insured for most workers’ compensation claims, general liability and automotive liability losses, and for healthcare claims. We have purchased insurance coverage in order to establish certain limits to our exposure on a per claim basis and on an aggregate basis. Our accrued insurance expense, which was primarily for self-insurance reserves, as of March 31, 2011 and September 30, 2010 totaled $4.3 million and $4.1 million, respectively, representing 2.1% and 2.0% of total assets, respectively. The estimated reserves for our self-insured liabilities and our reported operating results could be significantly affected if future occurrences and claims differ from the factors noted below.

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

The temporary differences between the book and tax treatment of income and expenses result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income. Actual results could differ from our assessments if adequate taxable income is not generated in future periods. Net deferred tax assets as of March 31, 2011 and September 30, 2010 totaled $18.9 million and $22.3 million, respectively, representing 9.2% and 10.9% of total assets, respectively. To the extent we believe that recovery is not more likely than not, we must establish a valuation allowance. To the extent we establish a valuation allowance or change the allowance in a future period, income tax expense will be impacted.

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

As of March 31, 2011, we had cash equivalents of $18.1 million. Our cash equivalents consist of money market accounts that bear interest at variable rates. A change in market interest rates earned on our investments impacts the interest income and cash flows, but does not materially impact the fair market value of the financial instruments. Due to the average maturity and conservative nature of our investment portfolio, we believe a sudden change in interest rates would not have a material effect on the value of our investment portfolio. The impact on our future interest income resulting from changes in investment yields will depend largely on the gross amount of our investment portfolio at that time. However, based upon the conservative nature of our investment portfolio and current experience, we do not believe a decrease in investment yields would have a material negative effect on our interest income.

As of March 31, 2011, the principal components of our debt portfolio were the $39.8 million Term Loan and the $65.0 million Credit Facility, both of which are denominated in United States dollars.

Our Credit Facility carries a variable interest rate that is tied to market indices. As of March 31, 2011, we had no direct borrowings and $8.6 million of letters of credit outstanding under our Credit Facility. Borrowings under the Credit Facility would have resulted in interest at a rate between approximately 1.24% and 3.25% per annum as of March 31, 2011. Interest on any future borrowings under the Credit Facility would, to the extent of outstanding borrowings, be affected by changes in market interest rates. A change in market interest rates on the variable rate portion of our debt portfolio would impact the interest expense incurred and cash flows.

The Term Loan carries a variable interest rate that is tied to market indices. The sensitivity analysis as it relates to this portion of our debt portfolio assumes an instantaneous 100 basis point move in interest rates from their levels as of March 31, 2011, with all other variables held constant. The principal amount of the Term Loan was $39.8 million as of March 31, 2011. A 100 basis point increase in market interest rates would result in additional annual interest expense on the Term Loan of approximately $0.4 million. A 100 basis point decline in market interest rates would correspondingly lower our annual interest expense on the Term Loan by approximately $0.4 million.

In order to mitigate our floating rate interest risk on the variable rate Term Loan, we entered into an interest rate swap agreement with the agent bank for the Term Loan that commenced on April 18, 2007. The interest rate swap agreement enables us to effectively convert an amount of the Term Loan (equal to the notional amount of the interest rate swap) from a floating interest rate (LIBOR plus 2.50% prior to December 30, 2009, reduced to LIBOR plus 2.25% effective from December 30, 2009, based on our specified leverage ratios), to a fixed interest rate (7.50% prior to December 30, 2009, reduced to 7.25% effective from December 30, 2009, based on our specified leverage ratios). The notional amount of the interest rate swap was $75.0 million at inception of the swap agreement and decreases over time to a notional amount of $5.0 million at the expiration date (April 18, 2012). The notional amount of the swap was $20.0 million as of March 31, 2011 and decreases as follows: to $12.5 million starting April 18, 2011 and to $5.0 million starting October 18, 2011. Based on the scheduled swap notional amount during the next 12 months of the swap agreement, a 100 basis point increase in market interest rates would result in interest expense savings for the year of approximately $0.1 million. A 100 basis point decline in market interest rates would correspondingly increase our interest expense for the year by approximately $0.1 million. Thus, a 100 basis point increase in market interest rates during the next 12 months of the swap agreement would result in additional interest expense for the year of approximately $0.3 million on the Term Loan and swap agreement combined. A 100 basis point decline in market interest rates during the next 12 months of the swap agreement would correspondingly lower our interest expense for the year by approximately $0.3 million on the Term Loan and swap agreement combined.

Based on the limited other variable rate debt included in our debt portfolio as of March 31, 2011, a 100 basis point increase in interest rates would result in additional interest expense incurred for the year of less than $0.1 million. A 100 basis point decrease in interest rates would correspondingly lower our interest expense for the year by less than $0.1 million.

Other than as described above, we do not believe that the market risk exposure on other financial instruments is material.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to our management on a timely basis to allow decisions regarding required disclosure. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2011, these controls and procedures were effective.

Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the fiscal quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table provides information about purchases by us during the quarter ended March 31, 2011 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
January 1 to January 31, 2011	114,228	$21.95	—	$7,000,000
February 1 to February 28, 2011	2,114	$22.41	—	$7,000,000
March 1 to March 31, 2011	68	$22.50	—	$7,000,000

Total	116,410	$21.96	—	$7,000,000

(1)	Represents shares repurchased directly from certain employees to satisfy income tax withholding obligations for such employees in connection with stock options that were exercised and restricted stock awards that vested during the period.

(2)	In July 2008, our Board of Directors approved a program to repurchase up to $7.0 million of our outstanding common stock. Under the program, we may repurchase shares from time to time through solicited or unsolicited transactions in the open market or in negotiated or other transactions. In July 2010, our Board of Directors extended its authorization of the program. The program, which would have expired on July 31, 2010, will now be in effect until July 31, 2012. There have been no repurchases of common stock under the program to date.

Item 6.	Exhibits

Exhibit No.	Description

†*10.10	Non-Employee Director Compensation Policy (Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 25, 2011 (the “February 25, 2011 Form 8-K”)).

†*10.23	2005 Equity Incentive Plan (as amended and restated) (Exhibit 10.1 to the February 25, 2011 Form 8-K).

†*10.39	Employment Agreement dated April 11, 2011 between Christopher F. Daniel and the Company (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 11, 2011 (the “April 11, 2011 Form 8-K”)).

†*10.40	Form of Non-Qualified Stock Option Award Agreement between Christopher F. Daniel and the Company (Exhibit 10.2 to the April 11, 2011 Form 8-K).

†*10.41	Form of Restricted Stock Award Agreement between Christopher F. Daniel and the Company (Exhibit 10.3 to the April 11, 2011 Form 8-K).

†*10.42	Executive Employment Agreement dated July 16, 2009 between Ronald J. Masciantonio and the Company (Exhibit 10.4 to the April 11, 2011 Form 8-K).

†*10.43	Amendment to Executive Employment Agreement dated April 27, 2010 between Ronald J. Masciantonio and the Company (Exhibit 10.5 to the April 11, 2011 Form 8-K).

†*10.44	Restrictive Covenant Agreement dated July 16, 2009 between Ronald J. Masciantonio and the

Company (Exhibit 10.6 to the April 11, 2011 Form 8-K).

31.1	Certification of the Chief Executive Officer & President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Senior Vice President & Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer & President Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Senior Vice President & Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference.
†	Management contract or compensatory plan or arrangement.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DESTINATION MATERNITY CORPORATION

Date: May 10, 2011	By:	/s/ EDWARD M. KRELL
Edward M. Krell
Chief Executive Officer & President

Date: May 10, 2011	By:	/s/ JUDD P. TIRNAUER
Judd P. Tirnauer
Senior Vice President & Chief Financial Officer

INDEX OF EXHIBITS FILED WITH

FORM 10-Q OF DESTINATION MATERNITY CORPORATION

FOR THE QUARTER ENDED MARCH 31, 2011

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