Form 10-K/A
period 2010-09-30
Destination Maternity Corp
filed 2011-05-26
CIK 896985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

Explanatory Note

This Amendment No. 2 on Form 10-K/A amends the Annual Report on Form 10-K for the fiscal year ended September 30, 2010 of Destination Maternity Corporation (the “Company,” “we” or “us”), filed with the U.S. Securities and Exchange Commission (the “SEC”) on December 14, 2010, as amended by Amendment No. 1 on Form 10-K/A filed with the SEC on January 11, 2011 (the Form 10-K and Amendment No. 1 on Form 10-K/A collectively referred to herein as “Form 10-K”). This Amendment supplements the disclosures made in Part III (Item 13) and Part IV (Item 15) of our Form 10-K. No other changes have been made to the Form 10-K. This Amendment does not reflect events occurring after the filing of the Form 10-K, does not update disclosures contained in the Form 10-K, and does not modify or amend the Form 10-K except as specifically described in this explanatory note. Accordingly, this Amendment should be read in conjunction with our Form 10-K and our other filings made with the SEC subsequent to the filing of the Form 10-K, including any amendments to those filings.

PART III.

Item 13. Certain Relationships and Related Transactions

As previously disclosed, in connection with his retirement Dan W. Matthias, our former Chief Executive Officer, entered into a Transition Agreement with us at the conclusion of fiscal year 2008 to reflect his new role as the non-executive Chairman of the Board of Directors and as an advisor to management. The Transition Agreement has a term of four years commencing on October 1, 2008. Under the Transition Agreement, and in consideration of his advisory and board services and in lieu of all other fees or equity awards for his service as a director, the Company agreed to pay Mr. Matthias an annual retainer of $200,000 and to continue certain insurance and fringe benefit coverage for Mr. Matthias. The Transition Agreement also amended Mr. Matthias’ Supplemental Retirement Agreement (the “SERP”) (i) to provide for full vesting of the benefits payable to Mr. Matthias, (ii) to increase the total amount payable under the SERP to approximately 10% more than the amount that would have been payable on September 30, 2012 (the date benefits under the SERP otherwise would have vested), and (iii) to provide for payments over four years (in lieu of payment in an immediate lump sum). In the event that Mr. Matthias dies or a change in control occurs before all the foregoing installments of the SERP have been paid, the unpaid installments will then be accelerated and paid in an immediate lump sum. For a further discussion of the SERP and the modifications to the SERP resulting from the Transition Agreement, see the information provided under “Pension Benefits for Fiscal Year 2008” in our Definitive Proxy Statement filed with the SEC on December 15, 2008.

Subsequent to the conclusion of fiscal year 2009, Mr. Matthias entered into a Letter Agreement with the Company whereby he agreed not to seek re-election to the Board of Directors at the January 2010 Annual Meeting of Stockholders. Mr. Matthias and the Company agreed that, for purposes of the Transition Agreement, Mr. Matthias would be treated as if he sought re-election to the Board of Directors but was not re-elected. Accordingly, pursuant to the terms of the Transition Agreement, Mr. Matthias would still be entitled to the annual retainer and to theinsurance and fringe benefit coverage described above until October 1, 2012 in consideration of the advisory services.

Pursuant to the above, for fiscal year 2010 Mr. Matthias received the following compensation: (a) $900,000 in payments under the SERP; (b) $200,000 in payments for the annual retainer under the Transition Agreement; (c) $17,788 for automobile lease payments and related expenses under the Transition Agreement; (d) $2,680 for life insurance premiums under the Transition Agreement; and (e) $3,862 as reimbursement for tax preparation services under the Transition Agreement.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following portions of the Company’s consolidated financial statements are set forth in Item 8 of this Annual Report:

(i)	The financial statements listed in the accompanying Index to Consolidated Financial Statements are filed as part of the Form 10-K filed with the SEC on December 14, 2010, commencing on page F-1.

(b)	Financial Statement Schedules

(i)	Schedule II—Valuation and Qualifying Accounts. All other schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

(c)	Exhibits

(i)	See the following Index of Exhibits.

Exhibit No.	Description

*3.1	Restated Certificate of Incorporation of the Company (Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2008).

*3.2	By-Laws of the Company (Exhibit 3.2 to the Company’s Current Report on Form 8-K dated November 4, 2009 (the “November 4, 2009 Form 8-K”).

*4.1	Specimen certificate representing shares of the Company’s common stock with legend regarding Preferred Stock Purchase Rights (Exhibit 4.2 to the Company’s Current Report on Form 8-K dated October 12, 1995).

*4.2	Amended and Restated Rights Agreement, dated as of October 9, 2005, between the Company and StockTrans, Inc., which includes the Form of Series B Rights Certificate, the Certificate of Designation of the voting powers, designations, preferences, and relative, participating, optional or other special rights and qualifications, limitations and restrictions of the Series B Junior Participating Preferred Stock, and a Summary of Rights to Purchase Preferred Stock attached thereto as Exhibits A, B and C respectively (Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 9, 2005).

†*10.1	1994 Director Stock Option Plan (Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1994).

*10.2	Loan Agreement dated September 1, 1995 between Philadelphia Authority For Industrial Development (“PAID”) and the Company (Exhibit 10.26 to the Company’s Registration Statement on Form S-1, Registration No. 33-97318, dated October 26, 1995 (the “1995 Registration Statement”)).

*10.3	Indenture of Trust dated September 1, 1995 between PAID and Society National Bank (Exhibit 10.29 to the Company’s 1995 Registration Statement).

*10.4	Variable/Fixed Rate Federally Taxable Economic Development Bond (Mothers Work, Inc.), Series of 1995, in the aggregate principal amount of $4,000,000 (Exhibit 10.30 to the Company’s 1995 Registration Statement).

*10.5	Note dated as of February 14, 1996 from the Company to PIDC Local Development Corporation (Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1996).

†*10.6	1987 Stock Option Plan (as amended and restated) (Exhibit 4.1 to the Company’s Registration Statement on Form S-8, Registration No. 333-59529, dated July 21, 1998).

†*10.7	Amendment to the Company’s 1987 Stock Option Plan, as amended and restated, effective as of November 13, 2002 (Exhibit 10.25 to the Company’s Form 10-Q for the quarter ended March 31, 2003).

†*10.8	Form of Non-Qualified Stock Option Agreement under the Company’s 1987 Stock Option Plan (Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2004 (the “2004 Form 10-K”)).

†*10.9	Form of Non-Qualified Stock Option Agreement under the Company’s 1994 Director Stock Option Plan (Exhibit 10.19 to the 2004 Form 10-K).

†*10.10	Description of the Company’s Non-Employee Directors Compensation Policy (See “Compensation of

Directors” in Company’s 2007 Fiscal Year Proxy Statement filed December 15, 2006).

†*10.11	Form of Waiver of Rights Under Company’s 1987 Stock Option Plan and 1994 Director Stock Option Plan executed by each of the Company’s Non-Management Directors (Exhibit 10.21 to the Company’s Current Report on Form 8-K dated December 29, 2005 (the “December 29, 2005 Form 8-K”)).

†*10.12	Form of Waiver of Rights Under Company’s 1987 Stock Option Plan executed by certain of the Company’s executive officers (Exhibit 10.22 to the December 29, 2005 Form 8-K).

†*10.13	Form of Restricted Stock Award Agreement under the Company’s 2005 Equity Incentive Plan (Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2006 (the “2006 Form 10-K”)).

†*10.14	Form of Non-Qualified Stock Option Agreement under the Company’s 2005 Equity Incentive Plan (Exhibit 10.29 to the 2006 Form 10-K).

†*10.15	Management Incentive Program (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 19, 2006).

†*10.16	Second Amended and Restated Employment Agreement dated as of March 2, 2007, between Rebecca C. Matthias and the Company (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 8, 2007 (the “March 8, 2007 Form 8-K”)).

†*10.17	Second Amended and Restated Employment Agreement dated March 2, 2007, between Dan W. Matthias and the Company (Exhibit 10.2 to the March 8, 2007 Form 8-K).

†*10.18	Supplemental Retirement Agreement dated as of March 2, 2007, between the Company and Rebecca C. Matthias (Exhibit 10.3 to the March 8, 2007 Form 8-K).

†*10.19	Supplemental Retirement Agreement dated as of March 2, 2007, between the Company and Dan W. Matthias (Exhibit 10.4 to the March 8, 2007 Form 8-K).

*10.20	Term Loan and Security Agreement, dated March 13, 2007, among the Company and Cave Springs, Inc., each as a Borrower, and Mothers Work Canada, Inc., as a Guarantor, and Bank of America, N.A, as Term Administrative Agent and Term Collateral Agent, and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Runner (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 15, 2007 (the “March 15, 2007 Form 8-K”)).

10.21	Second Amended and Restated Loan and Security Agreement, dated March 13, 2007, among the Company and Cave Springs, Inc., each as a Borrower, and Mothers Work Canada, Inc., as a Guarantor, and Bank of America, N.A, as the Lender.

†*10.22	Second Amended and Restated Employment Agreement dated May 15, 2007 between Edward M. Krell and the Company (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 21, 2007).

†*10.23	Amended and Restated 2005 Equity Incentive Plan (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 23, 2009).

†*10.24	Letter dated January 18, 2008, between the Company and Lisa Hendrickson (Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 22, 2008 Form 8-K (the “January 22, 2008 Form 8-K”).

†*10.25	Employment Agreement dated January 18, 2008 between the Company and Lisa Hendrickson (Exhibit 10.3 to the January 22, 2008 Form 8-K).

*10.26	Confidentiality Agreement dated March 10, 2008, by and among the Company, Crescendo Partners II, L.P., Series K, Crescendo Investments II, LLC, Crescendo Partners III, L.P., and Crescendo Investments III, LLC. (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 10, 2008).

†*10.27	Letter Agreement dated March 28, 2008, between the Company and Dan W. Matthias and Rebecca C. Matthias (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 28, 2008).

†*10.28	Letter Agreement dated May 20, 2008, between the Company and Dan W. Matthias and Rebecca C. Matthias (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 20, 2008).

†*10.29	Employment Agreement dated July 23, 2008 between the Company and Judd P. Tirnauer (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 21, 2008 (the “July 21, 2008 Form 8-K”)).

†*10.30	Restrictive Covenant Agreement with Judd P. Tirnauer dated July 23, 2008 (Exhibit 10.2 to the July 21, 2008 Form 8-K).

†*10.31	Restricted Stock Award Agreement with Judd P. Tirnauer dated July 23, 2008 (Exhibit 10.3 to the July 21, 2008 Form 8-K).

†*10.32	Amendment to Second Amended and Restated Employment Agreement dated September 26, 2008 between Edward M. Krell and the Company (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 26, 2008 (the “September 26, 2008 Form 8-K”)).

†*10.33	Transition Agreement dated September 26, 2008 between Dan W. Matthias and the Company (Exhibit 10.2 to the September 26, 2008 Form 8-K).

†*10.34	Amendment to Second Amended and Restated Employment Agreement dated December 18, 2008, between Rebecca C. Matthias and the Company (Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008).

†*10.35	Letter Agreement dated November 6, 2009, between Dan W. Matthias and the Company (Exhibit 10.1 to the November 4, 2009 Form 8-K).

*10.36	Letter Agreement dated November 6, 2009, by and among the Company, Crescendo Partners II, L.P., Series K, Crescendo Investments II, LLC, Crescendo Partners III, L.P., and Crescendo Investments III, LLC. (Exhibit 10.2 to the November 4, 2009 Form 8-K).

†*10.37	Transition Agreement dated November 6, 2009, between Rebecca C. Matthias and the Company (Exhibit 10.3 to the November 4, 2009 Form 8-K).

†*10.38	Letter Agreement dated October 13, 2010, between Lisa Hendrickson and the Company (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 13, 2010).

**21	Subsidiaries of the Company

**23	Consent of KPMG LLP

31.1	Certification of the Chief Executive Officer & President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Senior Vice President & Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer & President Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Senior Vice President & Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference.
**	Previously Filed
†	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, as of the day of May 26, 2011.

Destination Maternity Corporation

By:	/s/ Edward M. Krell
Edward M. Krell
Chief Executive Officer & President