Form 10-Q
period 2011-12-31
Destination Maternity Corp
filed 2012-02-07
CIK 896985

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2011

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

Common Stock, $.01 par value — 13,300,576 shares outstanding as of February 2, 2012

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	December 31, 2011	September 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$29,308	$15,285
Trade receivables, net	8,637	11,015
Inventories	79,194	90,366
Deferred income taxes	7,769	7,572
Prepaid expenses and other current assets	4,809	6,797

Total current assets	129,717	131,035

Property, plant and equipment, net	53,483	55,854

Other assets:
Deferred financing costs, net of accumulated amortization of $754 and $760	119	158
Other intangible assets, net of accumulated amortization of $2,110 and $2,082	1,233	1,248
Deferred income taxes	9,917	10,133
Other non-current assets	351	344

Total other assets	11,620	11,883

Total assets	$194,820	$198,772

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit borrowings	$—	$—
Current portion of long-term debt	2,915	2,915
Accounts payable	15,282	18,456
Accrued expenses and other current liabilities	37,971	33,680

Total current liabilities	56,168	55,051
Long-term debt	23,202	28,427
Deferred rent and other non-current liabilities	22,237	22,599

Total liabilities	101,607	106,077

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, 1,656,381 shares authorized:
Series B junior participating preferred stock, $.01 par value; 300,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value; 20,000,000 shares authorized, 13,277,453 and 13,225,928 shares issued and outstanding, respectively	133	132
Additional paid-in capital	93,474	92,932
Accumulated deficit	(318)	(261)
Accumulated other comprehensive loss	(76)	(108)

Total stockholders’ equity	93,213	92,695

Total liabilities and stockholders’ equity	$194,820	$198,772

The accompanying notes are an integral part of these Consolidated Financial Statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended December 31,
	2011	2010

Net sales	$136,350	$135,435
Cost of goods sold	66,744	62,502

Gross profit	69,606	72,933
Selling, general and administrative expenses	65,079	63,504
Store closing, asset impairment and asset disposal expenses	437	243

Operating income	4,090	9,186
Interest expense, net	400	644
Loss on extinguishment of debt	10	9

Income before income taxes	3,680	8,533
Income tax provision	1,417	3,285

Net income	$2,263	$5,248

Net income per share—Basic	$0.17	$0.42

Average shares outstanding—Basic	13,024	12,508

Net income per share—Diluted	$0.17	$0.40

Average shares outstanding—Diluted	13,195	12,993

The accompanying notes are an integral part of these Consolidated Financial Statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total	Comprehensive Income
Balance as of September 30, 2011	13,226	$132	$92,932	$(261)	$(108)	$92,695
Net income	—	—	—	2,263	—	2,263	$2,263
Change in fair value of interest rate swap, net of tax	—	—	—	—	48	48	48
Foreign currency translation adjustment	—	—	—	—	(16)	(16)	(16)

Comprehensive income							$2,295

Cash dividends	—	—	—	(2,320)	—	(2,320)
Stock-based compensation	52	1	569	—	—	570
Tax benefit shortfall from stock option exercises and restricted stock vesting	—	—	(21)	—	—	(21)
Repurchase and retirement of common shares	(1)	—	(6)	—	—	(6)

Balance as of December 31, 2011	13,277	$133	$93,474	$(318)	$(76)	$93,213

Balance as of September 30, 2010	12,691	$127	$88,399	$(16,348)	$(580)	$71,598
Net income	—	—	—	5,248	—	5,248	$5,248
Change in fair value of interest rate swap, net of tax	—	—	—	—	154	154	154

Comprehensive income							$5,402

Stock-based compensation	(5)	—	745	—	—	745
Exercise of stock options, net	11	—	63	—	—	63
Excess tax benefit from stock option exercises and restricted stock vesting	—	—	64	—	—	64
Repurchase and retirement of common shares	(9)	—	(155)	—	—	(155)

Balance as of December 31, 2010	12,688	$127	$89,116	$(11,100)	$(426)	$77,717

The accompanying notes are an integral part of these Consolidated Financial Statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended December 31,
	2011	2010
Operating Activities
Net income	$2,263	$5,248
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,210	3,144
Stock-based compensation expense	570	745
Loss on impairment of long-lived assets	456	129
Loss on disposal of assets	9	70
Loss on extinguishment of debt	10	9
Deferred income tax (benefit) provision	(144)	1,653
Amortization of deferred financing costs	29	47
Changes in assets and liabilities:
Decrease (increase) in:
Trade receivables	2,371	2,179
Inventories	11,171	8,448
Prepaid expenses and other current assets	1,988	47
Other non-current assets	(7)	1
Increase (decrease) in:
Accounts payable, accrued expenses and other current liabilities	1,844	(3,439)
Deferred rent and other non-current liabilities	(66)	(193)

Net cash provided by operating activities	23,704	18,088

Investing Activities
Withdrawal from grantor trust	—	1,504
Capital expenditures	(1,277)	(3,580)
Purchase of intangible assets	(19)	(78)

Net cash used in investing activities	(1,296)	(2,154)

Financing Activities
Decrease in cash overdraft	(822)	(1,668)
Repayment of long-term debt	(5,225)	(2,895)
Withholding taxes on stock-based compensation paid in connection with repurchase of common stock	(6)	(155)
Cash dividends paid	(2,320)	—
Proceeds from exercise of stock options	—	63
Excess tax benefit from exercise of stock options and restricted stock vesting	—	64

Net cash used in financing activities	(8,373)	(4,591)

Effect of exchange rate changes on cash and cash equivalents	(12)	—

Net Increase in Cash and Cash Equivalents	14,023	11,343
Cash and Cash Equivalents, Beginning of Period	15,285	24,633

Cash and Cash Equivalents, End of Period	$29,308	$35,976

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$462	$717

Cash paid for income taxes	$259	$1,511

The accompanying notes are an integral part of these Consolidated Financial Statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the requirements for Form 10-Q and Article 10 of Regulation S-X and, accordingly, certain information and footnote disclosures have been condensed or omitted. Reference is made to the Annual Report on Form 10-K as of and for the year ended September 30, 2011 for Destination Maternity Corporation and subsidiaries (the “Company” or “Destination Maternity”), as filed with the Securities and Exchange Commission (“SEC”), for additional disclosures including a summary of the Company’s accounting policies.

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

The Company operates on a fiscal year ending September 30 of each year. All references to fiscal years of the Company refer to fiscal years, or periods within such fiscal years, ended on September 30 in those years. For example, the Company’s “fiscal 2012” will end on September 30, 2012.

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

Basic net income (or earnings) per share (“Basic EPS”) is computed by dividing net income by the weighted average number of common shares outstanding, excluding restricted stock awards for which the restrictions have not lapsed. Diluted net income (or earnings) per share (“Diluted EPS”) is computed by dividing net income by the weighted average number of common shares outstanding, after giving effect to the potential dilution, if applicable, from the assumed lapse of restrictions on restricted stock awards and from the assumed exercise of outstanding stock options.

The following table summarizes the Basic EPS and Diluted EPS calculations (in thousands, except per share amounts):

	Three Months Ended December 31, 2011			Three Months Ended December 31, 2010
	Net Income	Shares	EPS	Net Income	Shares	EPS
Basic EPS	$2,263	13,024	$0.17	$5,248	12,508	$0.42
Incremental shares from the assumed lapse of restrictions on restricted stock	—	56		—	80
Incremental shares from the assumed exercise of outstanding stock options	—	115		—	405

Diluted EPS	$2,263	13,195	$0.17	$5,248	12,993	$0.40

2.	STOCK SPLIT, EARNINGS PER SHARE (“EPS”) AND CASH DIVIDENDS (Continued)

For the three months ended December 31, 2011 and 2010, options and unvested restricted stock totaling 436,074 and 19,300 shares, respectively, were excluded from the calculation of Diluted EPS as their effect would have been antidilutive.

On January 26, 2011, the Company announced the initiation of a regular quarterly cash dividend. During the first quarter of fiscal 2012 the Company paid cash dividends totaling $2,320,000 (or $0.175 per share). On January 20, 2012 the Company declared a quarterly cash dividend of $0.175 per share payable on March 28, 2012, which will total approximately $2.3 million.

3.	TRADE RECEIVABLES

Trade receivables are recorded based on revenue recognized for sales of the Company’s merchandise and for other revenue earned by the Company through its marketing partnership programs and international franchise agreements, and are non-interest bearing. The Company evaluates the collectability of trade receivables based on a combination of factors, including aging of trade receivables, write-off experience, analysis of historical trends and expectations of future performance. An allowance for doubtful accounts is recorded for the amount of trade receivables that are considered unlikely to be collected. When the Company’s collection efforts are unsuccessful, uncollectible trade receivables are charged against the allowance for doubtful accounts. As of December 31, 2011 and September 30, 2011, the Company’s trade receivables were net of allowance for doubtful accounts of $158,000 and $156,000, respectively.

4.	INVENTORIES

Inventories were comprised of the following (in thousands):

	December 31, 2011	September 30, 2011
Finished goods	$72,640	$83,726
Work-in-progress	2,425	2,381
Raw materials	4,129	4,259

	$79,194	$90,366

5.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities were comprised of the following (in thousands):

	December 31, 2011	September 30, 2011
Employee compensation and benefits	$7,884	$6,526
Deferred rent	3,654	3,567
Sales taxes	3,263	3,065
Insurance, primarily self-insurance reserves	4,672	4,558
Accounting and legal	2,062	1,495
Gift certificates and store credits	6,288	4,423
Supplemental executive retirement plan benefits	600	600
Other	9,548	9,446

	$37,971	$33,680

6.	LONG-TERM DEBT AND LINE OF CREDIT

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

6.	LONG-TERM DEBT AND LINE OF CREDIT (Continued)

Consolidated Leverage Ratio. The required principal repayment related to fiscal 2010 results, which was calculated based on the 25% factor, was $2,623,000 and was paid in December 2010. There was no required principal repayment related to fiscal 2011 results. The Term Loan can be prepaid at the Company’s option, in part or in whole, at any time without any prepayment premium or penalty. During the first quarter of fiscal 2012 the Company made an optional prepayment of $5,000,000 on the outstanding Term Loan. At December 31, 2011, the Company’s indebtedness under the Term Loan Agreement was $24,102,000.

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

In order to mitigate the Company’s floating rate interest risk on the variable rate Term Loan, the Company entered into an interest rate swap agreement with the agent bank for the Term Loan that commenced on April 18, 2007, the date the $90,000,000 Term Loan proceeds were received, and expires on April 18, 2012. The interest rate swap agreement enables the Company to effectively convert an amount of the Term Loan (equal to the notional amount of the interest rate swap) from a floating interest rate (LIBOR plus 2.50% prior to December 30, 2009, reduced to LIBOR plus 2.25% effective from December 30, 2009, based on the Company’s specified leverage ratios), to a fixed interest rate (7.50% prior to December 30, 2009, reduced to 7.25% effective from December 30, 2009, based on the Company’s specified leverage ratios). The notional amount of the interest rate swap was $75,000,000 at the inception of the swap agreement and decreases over time to a notional amount of $5,000,000 at the expiration date. The notional amount of the swap was $5,000,000 as of December 31, 2011 and will remain at that amount until the expiration of the interest rate swap agreement on April 18, 2012.

The Company has a senior secured revolving credit facility (the “Credit Facility”), which was amended on July 25, 2011 to decrease the maximum available for borrowings from $65,000,000 to $55,000,000 and to extend its maturity date from March 13, 2012 to January 13, 2013. The amendment also increased the Company’s effective interest rate on borrowings, if any, by approximately 0.75% per annum. There are no financial covenant requirements under the Credit Facility unless Excess Availability (as defined in the related Credit Facility agreement) falls below 10% of the Borrowing Base (as defined in the related Credit Facility agreement), in which case the Company would be required to meet a minimum fixed charge coverage ratio of 1.10x. Since the inception of the Credit Facility, the Company has exceeded the applicable Excess Availability requirements and has, therefore, not been subject to any financial covenants. Further, since the inception of the Credit Facility, the Company has never had a fixed charge coverage ratio below the level that would have been required if such financial covenant was effective. As of December 31, 2011, the Company had no outstanding borrowings under the Credit Facility and $7,309,000 in letters of credit, with $39,926,000 of availability under the Credit Facility based on the Company’s Borrowing Base formula. Borrowings under the Credit Facility as of December 31, 2011 would have borne interest at a rate of between approximately 2.05% and 4.00% per annum. During the first quarter of fiscal 2012 and 2011 the Company did not have any direct borrowings under the Credit Facility.

The Company has $2,015,000 outstanding under an Industrial Revenue Bond (“IRB”) at December 31, 2011 and September 30, 2011. The IRB has a variable interest rate that may be converted to a fixed interest rate at the option of the Company. At any time prior to conversion to a fixed interest rate structure, bondholders may put all or part of the IRB back to the Company upon notice to the bond trustee, after which the remarketing agent would attempt to resell the put portion of the IRB. If the remarketing agent is unsuccessful in reselling the put portion of the IRB, the bond trustee may then draw on a letter of credit issued under the Credit Facility to repay the bondholders. Pursuant to this arrangement, the IRB is classified as a current liability in the accompanying consolidated balance sheets at December 31, 2011 and September 30, 2011. During the fourth quarter of fiscal 2011 a bondholder put $100,000 of the IRB, which was successfully resold by the remarketing agent. The letter of credit issued to secure the bonds has never been drawn upon.

7.	FAIR VALUE MEASUREMENTS

The accounting standard for fair value measurements defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard establishes a framework for measuring fair value focused on exit price and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements as follows:

7.	FAIR VALUE MEASUREMENTS (Continued)

•	Level 1 – Quoted market prices in active markets for identical assets or liabilities

•	Level 2 – Observable market-based inputs or inputs that are corroborated by observable market data

•	Level 3 – Unobservable inputs that are not corroborated by market data

At December 31, 2011 and September 30, 2011, the Company had cash equivalents of $24,682,000 and $11,976,000, respectively. The Company’s cash equivalents consist of investments in money market accounts for which the carrying value approximates fair value (based on Level 1 inputs) due to the short-term nature of those instruments.

The carrying values of trade receivables and accounts payable approximate fair value due to the short-term nature of those instruments. The majority of the Company’s long-term debt bears interest at variable rates, which adjust based on market conditions and the carrying value of the long-term debt approximates fair value. The fair value of the Company’s debt was determined using a discounted cash flow analysis based on interest rates currently available to the Company, or for similar instruments available to companies with comparable credit quality, which the Company considers to be Level 2 inputs. The difference between the carrying value and fair value of long-term debt held by the Company with fixed rates of interest is not significant.

A portion of the Company’s floating rate interest risk on variable rate long-term debt is mitigated through an interest rate swap agreement. The Company’s interest rate swap is required to be measured at fair value on a recurring basis. At December 31, 2011 and September 30, 2011, the interest rate swap was a liability with a fair value of $68,000 and $145,000, respectively, included in “deferred rent and other non-current liabilities” in the accompanying consolidated balance sheets. The fair value of the interest rate swap was derived from a discounted cash flow analysis utilizing an interest rate yield curve that is readily available to the public, or can be derived from information available in publicly quoted markets, which the Company considers to be Level 2 inputs.

8.	INCOME TAXES

As of December 31, 2011, the Company had $2,656,000 of unrecognized tax benefits related to uncertain income tax positions, including accrued interest and penalties of $1,275,000. The Company records interest and penalties related to unrecognized tax benefits in its income tax provision. If recognized, the portion of the liabilities for unrecognized tax benefits that would impact the Company’s effective tax rate was $1,873,000, net of federal benefit.

During the twelve months subsequent to December 31, 2011, it is reasonably possible that the gross unrecognized tax benefits could potentially increase by approximately $659,000 (of which approximately $455,000 would affect the effective tax rate, net of federal benefit) for uncertain tax positions, including the continued effect of interest on unrecognized tax benefits and limitations on certain potential tax credits, partially offset by the effect of expiring statutes of limitations and settlements.

The Company’s United States Federal income tax returns for years ended September 30, 2008 and thereafter remain subject to examination by the United States Internal Revenue Service. The Company also files returns in Canada, India and numerous state jurisdictions, which have varying statutes of limitations. Generally, Canadian tax returns for tax years ended September 30, 2007 and thereafter, Indian tax returns for tax years ended March 31, 2009 and thereafter, and state tax returns for tax years ended September 30, 2007 and thereafter, depending upon the jurisdiction, remain subject to examination. However, the statutes of limitations on certain of the Company’s state returns remain open for years prior to fiscal 2007.

9.	EQUITY AWARD PLANS

During the first quarter of fiscal 2012 and 2011, certain stock option exercises and vesting restricted stock awards were net-share settled by the Company such that the Company withheld shares of the Company’s common stock, which had a fair market value equivalent to the minimum statutory obligation for the applicable income and employment taxes for the awards, and the Company remitted the cash value to the appropriate taxing authorities. The total shares withheld, which were 482 and 9,244 shares, respectively, during the first quarter of fiscal 2012 and 2011, are reflected as repurchase of common stock in the accompanying financial statements, and were based on the value of the Company’s common stock on the exercise or vesting date. The remaining shares, net of those withheld, were delivered to the award holders. Total payments for tax obligations to the tax authorities were $6,000 and $155,000 for the first quarter of fiscal 2012 and 2011, respectively.

10.	RETIREMENT PLANS

The Company has Supplemental Executive Retirement Agreements (the “SERP Agreements”) with Dan Matthias, the Company’s former Chief Executive Officer and Rebecca Matthias, the Company’s former President and Chief Creative Officer (the “SERP Executives”). The Company’s transition agreement with Mr. Matthias in connection with his retirement as Chief Executive Officer effective September 30, 2008, amended his SERP Agreement to provide for full vesting of the benefits payable to Mr. Matthias and to increase the total of the amounts payable under the SERP Agreement to approximately 10% more than the amount that would have been payable on September 30, 2012 (the date the SERP Agreement had otherwise been expected to fully vest). The SERP Agreement benefits, totaling $3,960,000, are being paid to Mr. Matthias in installments, which commenced on April 1, 2009, with the final installment due on October 1, 2012. As of December 31, 2011, the Company has paid SERP benefits to Mr. Matthias totaling $3,360,000, of which $150,000 was paid in the first quarter of fiscal 2012 and $300,000 was paid in the first quarter of fiscal 2011. On January 3, 2012, the Company paid a scheduled SERP benefit installment of $150,000 to Mr. Matthias, after which Mr. Matthias has $450,000 remaining to be paid under his SERP Agreement through October 1, 2012.

The Company’s transition agreement with Ms. Matthias, entered into on November 6, 2009 in connection with her scheduled retirement, amended her SERP Agreement to provide that she would be credited with having served on a full-time basis during the 2010 fiscal year, and the SERP vested an additional 15% effective on June 15, 2010, to a cumulative total vested percentage of 931/3%. Ms. Matthias received a lump sum payment of $4,166,000 on December 16, 2010 in full payment of the SERP benefits due under her SERP Agreement.

Net periodic pension cost on a pretax basis for the first quarter of fiscal 2012 and 2011 consisted of interest cost of $5,000 and $54,000, respectively.

The Company has a grantor trust, which was established for the purpose of accumulating assets in anticipation of the Company’s payment obligations under the SERP Agreements (the “Grantor Trust”). The Company’s agreements with the SERP Executives and the trustee for the Grantor Trust (the “Trustee”) allow the Company to make cash deposits to the Grantor Trust, or provide an irrevocable standby letter of credit (the “SERP Letter of Credit”) to the Trustee, in lieu of any deposits otherwise required, for funding obligations under the SERP Agreements. In December 2009, in connection with the additional vesting and scheduled payment of SERP Executives’ benefits in 2010, the Company made a partial cash contribution to the Grantor Trust of $1,500,000 and reduced the SERP Letter of Credit by $1,500,000 to a total of $4,437,000 as of December 31, 2009. In December 2010, the Company received a distribution of the remaining assets in the Grantor Trust totaling $1,504,000. The amount withdrawn was used to partially fund the December 2010 lump sum payment of $4,166,000 of SERP benefits to Ms. Matthias. As of January 3, 2012, the SERP Letter of Credit was $450,000, which was equal to the amount of SERP benefits remaining to be paid to Mr. Matthias.

11.	RECENT ACCOUNTING PRONOUNCEMENTS

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

Geographic Information. Information concerning the Company’s operations by geographic area was as follows (in thousands):

	September 30, 2011	September 30, 2011
	Three Months Ended December 31,
	2011	2010
Net Sales to Unaffiliated Customers
United States	$129,949	$129,645
Foreign	6,401	5,790

	September 30, 2011	September 30, 2011
	December 31, 2011	September 30, 2011
Long-Lived Assets
United States	$53,206	$55,497
Foreign	1,510	1,605

Major Customers. For the periods presented, the Company did not have any one customer who represented more than 10% of its net sales.

14.	INTEREST EXPENSE, NET

Interest expense, net was comprised of the following (in thousands):

	Three Months Ended December 31,
	2011	2010
Interest expense	$406	$653
Interest income	(6)	(9)

Interest expense, net	$400	$644

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our fiscal year ends on September 30. All references in this discussion to our fiscal years refer to the fiscal year, or periods within the fiscal year, ended on September 30 in the year mentioned. For example, our “fiscal 2012” will end on September 30, 2012.

Overview

We are the leading designer and retailer of maternity apparel in the United States with 2,061 retail locations, including 656 stores in all 50 states, Puerto Rico, Guam and Canada, and 1,405 leased departments located within department stores and baby specialty stores throughout the United States and Puerto Rico. In addition to the 2,061 retail locations we operate, through an exclusive licensed arrangement we are the exclusive provider of maternity apparel to Kohl’s®, which operates approximately 1,127 stores throughout the United States. We also sell merchandise on the Internet, primarily through DestinationMaternity.com and our various brand-specific websites.

In assessing the performance of our business, we consider a variety of operational and financial measures. The key measures for determining how our business is performing are net income determined in accordance with generally accepted accounting principles (“GAAP net income”) and the corresponding net income (or earnings) per share (diluted), net income before restructuring and other charges, stock-based compensation expense and loss on extinguishment of debt (“Non-GAAP adjusted net income”) and the corresponding earnings per share (diluted), Adjusted EBITDA, Net sales, and Comparable sales (which includes Internet sales). Adjusted EBITDA represents operating income before deduction for the following non-cash charges: (i) depreciation and amortization expense; (ii) loss on impairment of tangible and intangible assets; (iii) loss on disposal of assets; and (iv) stock-based compensation expense.

Comparable sales figures include sales at retail locations that have been in operation by us for at least twelve full months at the beginning of the period for which such data is presented, as well as Internet sales. Comparable sales figures do not include retail locations opened during a period even if such location was opened in connection with the closure of other retail locations in the same geographic area (including, for example, the opening of a new Destination Maternity combo store or superstore). Also, our comparable sales figures generally do not include: (i) retail locations which change format; (ii) retail locations which are expanded or relocated if the square footage of the retail location has changed by 20% or more; or (iii) in the case of relocations only, if the retail location is not in the same immediate geographical vicinity (such as the same mall or same street) after the relocation.

Following is a summary of our first quarter fiscal 2012 results with regard to each of the key measures noted above:

First Quarter Fiscal 2012 Financial Results

•

GAAP net income for the first quarter of fiscal 2012 was $2.3 million, or $0.17 per share (diluted), a decrease compared to GAAP net income of $5.2 million, or $0.40 per share (diluted) for the first quarter of fiscal 2011. This represents a decrease of 58% in diluted earnings per share.

•

Non-GAAP adjusted net income for the first quarter of fiscal 2012 was $2.6 million, or $0.20 per share (diluted), a decrease over the comparably adjusted non-GAAP net income for the first quarter of fiscal 2011 of $5.7 million, or $0.44 per share (diluted). This represents a 55% decrease in comparably adjusted diluted earnings per share.

•	Adjusted EBITDA was $8.3 million for the first quarter of fiscal 2012, a decrease of 37% compared to $13.3 million of Adjusted EBITDA for the first quarter of fiscal 2011.

•	Net sales for the first quarter of fiscal 2012 increased 0.7% to $136.4 million from $135.4 million for the first quarter of fiscal 2011.

•	Comparable sales for the first quarter of fiscal 2012 decreased 4.1% versus a comparable sales increase of 2.1% for the first quarter of fiscal 2011.

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

Results of Operations

The following tables set forth certain operating data as a percentage of net sales and as a percentage change for the three months ended December 31:

	% of Net Sales (1)		% Change Favorable (Unfavorable)
	Three Months Ended December 31,		Three Months Ended December 31, 2011 vs. 2010
	2011	2010

Net sales	100.0%	100.0%	0.7%
Cost of goods sold (2)	49.0	46.1	(6.8)

Gross profit	51.0	53.9	(4.6)
Selling, general and administrative expenses (3)	47.7	46.9	(2.5)
Store closing, asset impairment and asset disposal expenses	0.3	0.2	(79.8)

Operating income	3.0	6.8	(55.5)
Interest expense, net	0.3	0.5	37.9
Loss on extinguishment of debt	0.0	0.0	(11.1)

Income before income taxes	2.7	6.3	(56.9)
Income tax provision	1.0	2.4	56.9

Net income	1.7%	3.9%	(56.9)%

(1)	Components may not add to total due to rounding.

(2)	“Cost of goods sold” includes merchandise costs (including customs duty expenses), expenses related to inventory shrinkage, product related corporate expenses (including expenses related to our payroll, benefit costs and operating expenses of our buying departments), inventory reserves (including lower of cost or market reserves), inbound freight charges, purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs, and the other costs of our distribution network.

(3)	“Selling, general and administrative expenses” includes advertising and marketing expenses, corporate administrative expenses, store expenses (including store payroll and store occupancy expenses), and store opening expenses.

The following tables set forth certain information concerning the number of our retail locations, and international franchised locations for the periods indicated:

	Three Months Ended December 31,
	2011			2010
Retail Locations (1)	Stores	Leased Departments	Total Retail Locations	Stores	Leased Departments	Total Retail Locations
Beginning of period	658	1,694	2,352	698	1,027	1,725
Opened	—	2	2	1	168	169
Closed	(2)	(291)	(293)	(9)	(3)	(12)

End of period	656	1,405	2,061	690	1,192	1,882

(1)	Excludes international franchised locations.

	Three Months Ended December 31,
	2011			2010
International Franchised Locations	Stores	Shop-in-Shop Locations	Total International Franchised Locations	Stores	Shop-in-Shop Locations	Total International Franchised Locations
Beginning of period	15	51	66	8	23	31
Opened	—	13	13	—	13	13
Closed	—	(1)	(1)	—	—	—

End of period	15	63	78	8	36	44

Three Months Ended December 31, 2011 and 2010

Net Sales. Our net sales for the first quarter of fiscal 2012 increased by 0.7%, or approximately $1.0 million, to $136.4 million from $135.4 million for the first quarter of fiscal 2011. Comparable sales (which includes Internet sales) for the first quarter of fiscal 2012 decreased 4.1% versus a comparable sales increase of 2.1% for the first quarter of fiscal 2011. The increase in total reported sales for the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011 resulted primarily from increased sales due to the expansion of our maternity apparel leased department relationship with Macy’s®, partially offset by the decrease in comparable sales, decreased sales related to our continued efforts to close underperforming stores, and to a much lesser extent, a decrease in sales due to the closure of all of our remaining leased departments within Kmart® stores during the month of October 2011.

As of December 31, 2011, we operated a total of 656 stores and 2,061 total retail locations, compared to 690 stores and 1,882 total retail locations as of December 31, 2010. During the first quarter of fiscal 2012, we did not open any stores and we closed two stores. The increase in leased department locations at the end of December 2011 versus the end of December 2010 predominantly reflects the opening of 517 leased department locations during the second quarter of fiscal 2011 for our Macy’s expansion, and the closing of 291 Kmart leased department locations in October 2011. We previously announced that we would discontinue offering maternity apparel in leased departments in Kmart locations by the end of October 2011. Kmart represented only a small portion of the overall sales generated by our leased department relationship with Sears® and Kmart through our agreement with Sears Holdings Corporation. We continue to operate leased departments in Sears stores throughout the United States. As of December 31, 2011, we operate 530 leased department locations in Sears stores. In addition, our Oh Baby by Motherhood® collection is available at Kohl’s stores throughout the United States.

Gross Profit. Our gross profit for the first quarter of fiscal 2012 decreased by 4.6%, or $3.3 million, to $69.6 million from $72.9 million for the first quarter of fiscal 2011, and our gross profit as a percentage of net sales (gross margin) for the first quarter of fiscal 2012 was 51.0% compared to 53.9% for the first quarter of fiscal 2011. The decrease in gross profit for the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011 was due to our lower gross margin. The decrease in gross margin for the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011 was primarily due to higher promotional activity and markdowns, and to a lesser extent, from higher product costs.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses for the first quarter of fiscal 2012 increased by 2.5%, or $1.6 million, to $65.1 million from $63.5 million for the first quarter of fiscal 2011. As a percentage of net sales, selling, general and administrative expenses increased to 47.7% for the first quarter of fiscal 2012 compared to 46.9% in the first quarter of fiscal 2011. This increase in expense for the quarter resulted primarily from higher expenses related to the operation of our additional Macy’s leased department locations (primarily payroll costs and percentage of net sales occupancy payments to Macy’s), and advertising and marketing expenses, partially offset by lower variable incentive compensation expense and our continued overall tight management of expenses.

Store Closing, Asset Impairment and Asset Disposal Expenses. Our store closing, asset impairment and asset disposal expenses for the first quarter of fiscal 2012 increased to $0.4 million from $0.2 million for the first quarter of fiscal 2011, which primarily reflected higher impairment charges for write-downs of long-lived assets.

Operating Income. We had operating income of $4.1 million for the first quarter of fiscal 2012 compared to $9.2 million for the first quarter of fiscal 2011. Operating income as a percentage of net sales for the first quarter of fiscal 2012 decreased to 3.0% from 6.8% for the first quarter of fiscal 2011. The decrease in operating income and operating income percentage was primarily due to our lower gross profit, and to a lesser extent, increased selling, general and administrative expenses.

Interest Expense, Net. Our net interest expense for the first quarter of fiscal 2012 decreased by 37.9%, or $0.2 million, to $0.4 million from $0.6 million for the first quarter of fiscal 2011. This decrease was due to our lower debt level, primarily as a result of the $15.0 million of Term Loan prepayments we made in the previous twelve months, and to a lesser extent, lower interest rates.

Loss on Extinguishment of Debt. During the first quarter of fiscal 2012 we prepaid $5.0 million of our outstanding Term Loan. The $5.0 million Term Loan prepayment resulted in a first quarter fiscal 2012 pretax charge of $10,000, representing the write-off of unamortized deferred financing costs. In December 2010, we prepaid $2.6 million in principal amount of our Term Loan resulting in a pretax charge of $9,000 in the first quarter of fiscal 2011.

Income Tax Provision. For the first quarter of fiscal 2012 and 2011 our effective tax rate was 38.5%. Our effective tax rates for the first quarter of fiscal 2012 and 2011 were higher than the statutory federal tax rate of 35% primarily due to the effect of state income taxes, net of federal benefit, and to a lesser extent, additional income tax expense (including interest and penalties) recognized as required by the accounting standard for uncertain income tax positions. We expect our effective tax rate for the full year fiscal 2012 to be approximately 38.5%.

Net Income. Net income for the first quarter of fiscal 2012 was $2.3 million, or $0.17 per share (diluted), compared to net income of $5.2 million, or $0.40 per share (diluted) for the first quarter of fiscal 2011. Net income for the first quarter of fiscal 2012 includes (net of tax) stock-based compensation expense of $0.4 million and loss on extinguishment of debt of $6,000. Net income for the first quarter of fiscal 2011 includes (net of tax) stock-based compensation expense of $0.5 million and loss on extinguishment of debt of $6,000. Before stock-based compensation expense and loss on extinguishment of debt, our first quarter fiscal 2012 net income was $2.6 million or $0.20 per share (diluted) compared to $5.7 million or $0.44 per share (diluted) for the first quarter of fiscal 2011.

Our average diluted shares outstanding of 13,195,000 for the first quarter of fiscal 2012 were 1.6% higher than the 12,993,000 average diluted shares outstanding for the first quarter of fiscal 2011. The increase in average shares outstanding reflects the higher shares outstanding in the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011, primarily as a result of the exercise of stock options and vesting of restricted stock, slightly offset by lower dilutive impact of outstanding stock options and restricted stock for the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011.

Following is a reconciliation of GAAP net income and net income per share (“EPS”) (diluted) to Non-GAAP adjusted net income and net income per share (diluted) for the three months ended December 31, 2011 and 2010 (in thousands, except per share amounts):

	Three Months Ended December 31,
	2011			2010
	Net Income	Shares	Diluted EPS	Net Income	Shares	Diluted EPS
As reported	$2,263	13,195	$0.17	$5,248	12,993	$0.40
Stock-based compensation expense, net of tax	357	—		465	—
Loss on extinguishment of debt, net of tax	6	—		6	—

As adjusted before stock-based compensation expense and loss on extinguishment of debt	$2,626	13,195	$0.20	$5,719	12,993	$0.44

Following is a reconciliation of net income to Adjusted EBITDA for the three months ended December 31, 2011 and 2010 (in thousands):

	Three Months Ended December 31,
	2011	2010

Net income	$2,263	$5,248
Add: income tax provision	1,417	3,285
Add: interest expense, net	400	644
Add: loss on extinguishment of debt	10	9

Operating income	4,090	9,186
Add: depreciation and amortization	3,210	3,144
Add: loss on impairment of long-lived assets	456	129
Add: loss on disposal of assets	9	70
Add: stock-based compensation expense	570	745

Adjusted EBITDA	$8,335	$13,274

Regulation G Disclosures

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains non-GAAP financial measures within the meaning of the SEC’s Regulation G, including: (a) Adjusted net income, before stock-based compensation expense and loss on extinguishment of debt (Non-GAAP adjusted net income); (b) Adjusted net income per share (diluted), before stock-based compensation expense and loss on extinguishment of debt; and (c) Adjusted EBITDA (operating income before deduction for the following non-cash charges: (i) depreciation and amortization expense; (ii) loss on impairment of tangible and intangible assets; (iii) loss on disposal of assets; and (iv) stock-based compensation expense).

Our management believes that each of these non-GAAP financial measures provides useful information about the Company’s results of operations and/or financial position to both investors and management. Each non-GAAP financial measure is provided because management believes it is an important measure of financial performance used in the retail industry to measure operating results, to determine the value of companies within the industry and to define standards for borrowing from institutional lenders. We use each of these non-GAAP financial measures as a measure of the performance of the Company. We provide these measures to investors to assist them in performing their analysis of our historical operating results. Each of these non-GAAP financial measures reflects a measure of the Company’s operating results before consideration of certain charges and consequently, none of these measures should be construed as an alternative to net income or operating income as an indicator of the Company’s operating performance, or as an alternative to cash flows from operating activities as a measure of the Company’s liquidity, as determined in accordance with generally accepted accounting principles. We may calculate each of these non-GAAP financial measures differently than other companies.

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

Cash and cash equivalents increased by $14.0 million during the first quarter of fiscal 2012 compared to an increase of $11.3 million for the first quarter of fiscal 2011.

Cash provided by operations of $23.7 million for the first quarter of fiscal 2012 increased by $5.6 million from the $18.1 million in cash provided by operations for the first quarter of fiscal 2011. This increase in cash provided by operations versus the prior year was the result of net working capital changes that provided more cash in the first quarter of fiscal 2012 than in the first quarter of fiscal 2011. The net working capital changes were primarily (i) an increase in accounts payable, accrued expenses and other liabilities in the first quarter of fiscal 2012, compared to a decrease in the first quarter of fiscal 2011, which was primarily due to the $4.2 million SERP benefit payment made in December 2010, (ii) a greater decrease in inventories in the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011, which reflects our efforts to tightly control our inventory levels, and (iii) a large decrease in prepaid expenses and other current assets in the first quarter of fiscal 2012, primarily from the collection of landlord construction allowances, compared to a small decrease in the first quarter of fiscal 2011, partially offset by (iv) lower pretax income in the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011. Our working capital changes, quarterly net income and cash flow adjustments may fluctuate significantly and net cash provided by operating activities for any quarter is not necessarily indicative of the results that may be achieved for a full fiscal year.

During the first quarter of fiscal 2012 we used cash provided by operations to fund repayments of long-term debt, to pay our quarterly cash dividend, and to pay for capital expenditures. Our $5.2 million of repayments of long-term debt in the first quarter of fiscal 2012 consisted predominantly of a $5.0 million prepayment of our Term Loan. In the first quarter of fiscal 2012, we paid $2.3 million for our quarterly cash dividend. For the first quarter of fiscal 2012, we spent $1.3 million on capital expenditures, including $0.9 million for leasehold improvements, fixtures and equipment for new store facilities, as well as improvements to existing stores, and $0.4 million for our information systems and distribution and corporate facilities. The remaining cash provided during the first quarter of fiscal 2012 was used primarily to increase our available cash.

During the first quarter of fiscal 2011 we used cash provided by operations primarily to pay for capital expenditures and to fund repayments of long-term debt. For the first quarter of fiscal 2011, we spent $3.6 million on capital expenditures, including $2.1 million for leasehold improvements, fixtures and equipment for new store facilities, as well as improvements to existing stores, and $1.5 million for our information systems and distribution and corporate facilities. Our repayments of long-term debt in the first quarter of fiscal 2011 consisted predominantly of a $2.6 million prepayment of our Term Loan, which was required under the annual Excess Cash Flow provision of the Term Loan. We also withdrew $1.5 million from our Grantor Trust, which was used to partially fund the $4.2 million December 2010 SERP benefit payment. The remaining cash provided by operations during the first quarter of fiscal 2011 was used primarily to increase our available cash.

We have in place a Term Loan Agreement for our Term Loan. The interest rate on the Term Loan is equal to, at our election, either (i) the prime rate plus 1.00%, or (ii) a LIBOR rate plus an applicable margin. The applicable margin was initially fixed at 2.50% through and including the fiscal quarter ended September 30, 2007. Thereafter, the applicable margin for LIBOR rate borrowings is either 2.25% or 2.50%, depending on our Consolidated Leverage Ratio. Based upon our applicable quarterly Consolidated Leverage Ratios, the applicable margin for LIBOR rate borrowings was 2.50% prior to December 30, 2009 and has been reduced to 2.25% effective from December 30, 2009. We are required to make minimum repayments of the principal amount of the Term Loan in quarterly installments of $225,000 each. We are also required to make an annual principal repayment equal to 25% or 50% of Excess Cash Flow in excess of $5.0 million for each fiscal year, with the 25% or 50% factor depending on our Consolidated Leverage Ratio. The required principal repayment releted to fiscal 2010 results, which was calculated based on the 25% factor, was $2.6 million and was paid in December 2010. There was no required principal repayment releted to fiscal 2011 results. Additionally, the Term Loan can be prepaid at our option, in part or in whole, at any time without any prepayment premium or penalty. During the first quarter of fiscal 2012, we made an optional prepayment of $5.0 million on the outstanding Term Loan. At December 31, 2011, our indebtedness under the Term Loan Agreement was $24.1 million.

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

In order to mitigate our floating rate interest risk on the variable rate Term Loan, we entered into an interest rate swap agreement with the agent bank for the Term Loan that commenced on April 18, 2007, the date the Term Loan proceeds were received, and expires on April 18, 2012. The interest rate swap agreement enables us to effectively convert an amount of the Term Loan (equal to the notional amount of the interest rate swap) from a floating interest rate (LIBOR plus 2.50% prior to December 30, 2009, reduced to LIBOR plus 2.25% effective from December 30, 2009, based on our specified leverage ratios), to a fixed interest rate (7.50% prior to December 30, 2009, reduced to 7.25% effective from December 30, 2009, based on our specified leverage ratios). The notional amount of the interest rate swap was $75.0 million at the inception of the swap agreement and decreases over time to a notional amount of $5.0 million at the expiration date. The notional amount of the swap was $5.0 million as of December 31, 2011 and will remain at that amount until the expiration of the interest rate swap agreement on April 18, 2012.

We also have in place a Credit Facility, which was amended on July 25, 2011 to decrease the maximum available for borrowings from $65.0 million to $55.0 million and to extend its maturity date from March 13, 2012 to January 13, 2013. The amendment also increased our effective interest rate on borrowings, if any, by approximately 0.75% per annum. There are no financial covenant requirements under the Credit Facility provided that Excess Availability does not fall below 10% of the Borrowing Base. If Excess Availability were to fall below 10% of the Borrowing Base, we would be required to meet a minimum fixed charge coverage ratio of 1.10x. Since the inception of the Credit Facility, we have exceeded the applicable Excess Availability requirements and have, therefore, not been subject to any financial covenants. Further, since the inception of the Credit Facility, we have never had a fixed charge coverage ratio below the level that would have been required if such financial covenant was effective. As of December 31, 2011, we had no outstanding borrowings under the Credit Facility and $7.3 million in letters of credit, with $39.9 million of availability under our Credit Facility based on our Borrowing Base formula. Borrowings under the Credit Facility as of December 31, 2011 would have borne interest at a rate of between approximately 2.05% and 4.00% per annum. We did not have any direct borrowings under our Credit Facility for the first quarter of fiscal 2012 and 2011.

We have $2.0 million outstanding under an IRB at December 31, 2011. The IRB has a variable interest rate that may be converted to a fixed interest rate at our option. At any time prior to conversion to a fixed interest rate structure, bondholders may put all or part of the IRB back to us upon notice to the bond trustee, after which the remarketing agent would attempt to resell the put portion of the IRB. If the remarketing agent is unsuccessful in reselling the put portion of the IRB, the bond trustee may then draw on a letter of credit issued under the Credit Facility to repay the bondholders. During the fourth quarter of fiscal 2011 a bondholder put $0.1 million of the IRB, which was successfully resold by the remarketing agent. The letter of credit issued to secure the bonds has never been drawn upon. In the event that the bondholders put the bonds back to us and the remarketing agent fails to resell the bonds, which we believe is unlikely, we expect the acceleration of the payment of the bonds would not have a material adverse effect on our financial position or liquidity.

In March 2007, we entered into the SERP Agreements with the SERP Executives, which were amended in May 2008. We also have a Grantor Trust, which was established for the purpose of accumulating assets in anticipation of our payment obligations under the SERP Agreements. Our agreements with the SERP Executives and the Trustee for the Grantor Trust allow us to make cash deposits to the Grantor Trust, or provide a SERP Letter of Credit to the Trustee, in lieu of any deposits otherwise required, for funding obligations under the SERP Agreements. In December 2009, in connection with the additional vesting and scheduled payment of SERP Executives’ benefits in 2010, we made a partial cash contribution to the Grantor Trust of $1.5 million, and reduced the SERP Letter of Credit by $1.5 million to a total of $4.4 million as of December 31, 2009. In December 2010, we received a distribution of the remaining assets in the Grantor Trust totaling $1.5 million. The amount withdrawn was used to partially fund the $4.2 million December 2010 lump sum payment of SERP benefits to Ms. Matthias. As of January 3, 2012, the SERP Letter of Credit was $0.5 million, which was equal to the amount of SERP benefits remaining to be paid to Mr. Matthias.

On January 26, 2011, we announced the initiation of a regular quarterly cash dividend. During the first quarter of fiscal 2012 we paid cash dividends of approximately $2.3 million (or $0.175 per share). On January 20, 2012 we declared a quarterly cash dividend of $0.175 per share payable on March 28, 2012, which will total approximately $2.3 million. Based on our current quarterly dividend rate of $0.175 per share, we project approximately $9.3 million of cash dividends for fiscal 2012.

Our management believes that our current cash and working capital positions, expected operating cash flows and available borrowing capacity, will be sufficient to fund our working capital, capital expenditures, debt repayment and dividend payment requirements and to fund stock and/or debt repurchases, if any, for at least the next 12 months.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. These generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our consolidated financial statements and the reported amounts of net sales and expenses during the reporting period. Our significant accounting policies are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended September 30, 2011. As of December 31, 2011, there were no material changes in, or additions to, our critical accounting policies or in the assumptions or estimates we used to prepare the financial information appearing in this report.

Recent Accounting Pronouncements

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

Forward-Looking Statements

Some of the information in this report, including the information incorporated by reference (as well as information included in oral statements or other written statements made or to be made by us), contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements involve a number of risks and uncertainties. A number of factors could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, but are not limited to the following: the continuation of economic recovery of the retail industry in general and of apparel purchases in particular, our ability to successfully manage our various business initiatives, the success of our international business and its expansion, our ability to successfully manage, retain and expand our leased department and licensed relationships and marketing partnerships, future sales trends in our various sales channels, unusual weather patterns, changes in consumer spending patterns, raw material price increases, overall economic conditions and other factors affecting consumer confidence, demographics and other macroeconomic factors that may impact the level of spending for maternity apparel (such as fluctuations in pregnancy rates and birth rates), expense savings initiatives, our ability to anticipate and respond to fashion trends and consumer preferences, unanticipated fluctuations in our operating results, the impact of competition and fluctuations in the price, availability and quality of raw materials and contracted products, availability of suitable store locations, continued availability of capital and financing, our ability to hire and develop senior management and sales associates, our ability to develop and source merchandise, our ability to receive production from foreign sources on a timely basis, potential stock repurchases, potential debt prepayments, the continuation of the regular quarterly cash dividend, the trading liquidity of our common stock, changes in market interest rates, war or acts of terrorism and other factors referenced in our Annual Report on Form 10-K, including those set forth under the caption “Risk Factors.”

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

As of December 31, 2011, we had cash equivalents of $24.7 million. Our cash equivalents consist of money market accounts that bear interest at variable rates. A change in market interest rates earned on our investments impacts the interest income and cash flows, but does not materially impact the fair market value of the financial instruments. Due to the average maturity and conservative nature of our investment portfolio, we believe a sudden change in interest rates would not have a material effect on the value of our investment portfolio. The impact on our future interest income resulting from changes in investment yields will depend largely on the gross amount of our investment portfolio at that time. However, based upon the conservative nature of our investment portfolio and current experience, we do not believe a decrease in investment yields would have a material negative effect on our interest income.

As of December 31, 2011, the principal components of our debt portfolio were the $24.1 million Term Loan and the $55.0 million Credit Facility, both of which are denominated in United States dollars.

Our Credit Facility carries a variable interest rate that is tied to market indices. As of December 31, 2011, we had no direct borrowings and $7.3 million of letters of credit outstanding under our Credit Facility. Borrowings under the Credit Facility would have resulted in interest at a rate between approximately 2.05% and 4.00% per annum as of December 31, 2011. Interest on any future borrowings under the Credit Facility would, to the extent of outstanding borrowings, be affected by changes in market interest rates. A change in market interest rates on the variable rate portion of our debt portfolio would impact the interest expense incurred and cash flows.

The Term Loan carries a variable interest rate that is tied to market indices. The sensitivity analysis as it relates to this portion of our debt portfolio assumes an instantaneous 100 basis point move in interest rates from their levels as of December 31, 2011, with all other variables held constant. The principal amount of the Term Loan was $24.1 million as of December 31, 2011. A 100 basis point increase in market interest rates would result in additional annual interest expense on the Term Loan of approximately $0.2 million. A 100 basis point decline in market interest rates would correspondingly lower our annual interest expense on the Term Loan by approximately $0.2 million.

In order to mitigate our floating rate interest risk on the variable rate Term Loan, we entered into an interest rate swap agreement with the agent bank for the Term Loan that commenced on April 18, 2007, and expires on April 18, 2012. The interest rate swap agreement enables us to effectively convert an amount of the Term Loan (equal to the notional amount of the interest rate swap) from a floating interest rate (LIBOR plus 2.50% prior to December 30, 2009, reduced to LIBOR plus 2.25% effective from December 30, 2009, based on our specified leverage ratios), to a fixed interest rate (7.50% prior to December 30, 2009, reduced to 7.25% effective from December 30, 2009, based on our specified leverage ratios). The notional amount of the interest rate swap was $75.0 million at inception of the swap agreement and decreases over time to a notional amount of $5.0 million at the expiration date. The notional amount of the swap was $5 million as of December 31, 2011 and will remain at that amount until the expiration of the interest rate swap agreement on April 18, 2012. Based on the remaining scheduled swap notional amount, a 100 basis point increase in market interest rates would result in interest expense savings for the year of less than $0.1 million. A 100 basis point decline in market interest rates would correspondingly increase our interest expense for the year by less than $0.1 million. Thus, a 100 basis point increase in market interest rates during the remainder of the swap agreement would result in additional interest expense for the year of approximately $0.2 million on the Term Loan and swap agreement combined. A 100 basis point decline in market interest rates during the remainder of the swap agreement would correspondingly lower our interest expense for the year by approximately $0.2 million on the Term Loan and swap agreement combined.

Based on the limited other variable rate debt included in our debt portfolio as of December 31, 2011, a 100 basis point increase in interest rates would result in additional interest expense incurred for the year of less than $0.1 million. A 100 basis point decrease in interest rates would correspondingly lower our interest expense for the year by less than $0.1 million.

Other than as described above, we do not believe that the market risk exposure on other financial instruments is material.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to our management on a timely basis to allow decisions regarding required disclosure. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2011, these controls and procedures were effective.

Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the fiscal quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” of our Form 10-K for the year ended September 30, 2011, as amended. The risks described in our Form 10-K are not the only risks that we face. Additional risks not presently known to us or that we do not currently consider significant may also have an adverse effect on us. If any of the risks actually occur, our business, results of operations, cash flows or financial condition could suffer.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by us during the quarter ended December 31, 2011 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
October 1 to October 31, 2011	—	—	—	$7,000,000
November 1 to November 30, 2011	482	$12.92	—	$7,000,000
December 1 to December 31, 2011	—	—	—	$7,000,000

Total	482	$12.92	—	$7,000,000

(1)	Represents shares repurchased directly from certain employees to satisfy income tax withholding obligations for such employees in connection with restricted stock awards that vested during the period.

(2)	In July 2008, our Board of Directors approved a program to repurchase up to $7.0 million of our outstanding common stock. Under the program, we may repurchase shares from time to time through solicited or unsolicited transactions in the open market or in negotiated or other transactions. The program will expire on July 31, 2012. There have been no repurchases of common stock under the program to date.

Item 6.	Exhibits

Exhibit No.	Description

*3.2	Amended and Restated Bylaws of the Company (Exhibit 3.2 to the Company’s Current Report on Form 8-K dated November 9, 2011).

†*10.45	Amendment, dated November 22, 2011, to the Employment Agreement dated as of July 23, 2008 (as amended) between Judd P. Tirnauer and the Company (Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2011 (the “2011 Form 10-K”)).

†*10.46	Amendment, dated November 22, 2011, to the Employment Agreement dated as of July 16, 2009 (as amended) between Ronald J. Masciantonio and the Company (Exhibit 10.46 to the 2011 Form 10-K).

†10.47	Form of Restricted Stock Unit Award Agreement under the Company’s 2005 Equity Incentive Plan.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Executive Vice President & Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Executive Vice President & Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference.

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

†	Management contract or compensatory plan or arrangement.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DESTINATION MATERNITY CORPORATION

Date: February 7, 2012	By:	/s/ EDWARD M. KRELL
Edward M. Krell
Chief Executive Officer

Date: February 7, 2012	By:	/s/ JUDD P. TIRNAUER
Judd P. Tirnauer
Executive Vice President & Chief Financial Officer

INDEX OF EXHIBITS FILED WITH

FORM 10-Q OF DESTINATION MATERNITY CORPORATION

FOR THE QUARTER ENDED DECEMBER 31, 2011

Exhibit No.	Description

†10.47	Form of Restricted Stock Unit Award Agreement under the Company’s 2005 Equity Incentive Plan.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Executive Vice President & Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Executive Vice President & Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

†	Management contract or compensatory plan or arrangement.