Form 10-Q
period 2012-06-30
Destination Maternity Corp
filed 2012-08-07
CIK 896985

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

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

Common Stock, $.01 par value — 13,371,447 shares outstanding as of August 2, 2012

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	June 30, 2012	September 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$31,692	$15,285
Trade receivables, net	10,412	11,015
Inventories	74,211	90,366
Deferred income taxes	8,159	7,572
Prepaid expenses and other current assets	5,136	6,797

Total current assets	129,610	131,035

Property, plant and equipment, net of accumulated depreciation and amortization of $121,395 and $122,857	51,241	55,854

Other assets:
Deferred financing costs, net of accumulated amortization of $729 and $760	53	158
Other intangible assets, net of accumulated amortization of $2,107 and $2,082	1,288	1,248
Deferred income taxes	8,948	10,133
Other non-current assets	358	344

Total other assets	10,647	11,883

Total assets	$191,498	$198,772

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit borrowings	$—	$—
Current portion of long-term debt	15,667	2,915
Accounts payable	14,889	18,456
Accrued expenses and other current liabilities	37,545	33,680

Total current liabilities	68,101	55,051
Long-term debt	—	28,427
Deferred rent and other non-current liabilities	21,902	22,599

Total liabilities	90,003	106,077

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, 1,656,381 shares authorized:
Series B junior participating preferred stock, $.01 par value; 300,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value; 20,000,000 shares authorized, 13,370,271 and 13,225,928 shares issued and outstanding, respectively	134	132
Additional paid-in capital	94,475	92,932
Retained earnings (accumulated deficit)	6,934	(261)
Accumulated other comprehensive loss	(48)	(108)

Total stockholders’ equity	101,495	92,695

Total liabilities and stockholders’ equity	$191,498	$198,772

The accompanying notes are an integral part of these Consolidated Financial Statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Net sales	$138,847	$146,684	$412,989	$415,952
Cost of goods sold	63,091	65,749	193,866	187,895

Gross profit	75,756	80,935	219,123	228,057
Selling, general and administrative expenses	63,252	64,597	192,967	193,628
Store closing, asset impairment and asset disposal expenses	653	206	1,650	822
Restructuring and other charges	—	193	—	193

Operating income	11,851	15,939	24,506	33,414
Interest expense, net	310	529	1,054	1,772
Loss on extinguishment of debt	12	28	22	37

Income before income taxes	11,529	15,382	23,430	31,605
Income tax provision	4,588	5,922	9,247	11,304

Net income	$6,941	$9,460	$14,183	$20,301

Net income per share — Basic	$0.53	$0.73	$1.08	$1.59

Average shares outstanding — Basic	13,132	12,976	13,077	12,755

Net income per share — Diluted	$0.52	$0.72	$1.07	$1.55

Average shares outstanding — Diluted	13,332	13,215	13,258	13,100

The accompanying notes are an integral part of these Consolidated Financial Statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Common Stock						Comprehensive Income
	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total	Quarter	Year to Date
Balance as of September 30, 2011	13,226	$132	$92,932	$(261)	$(108)	$92,695

Net income	—	—	—	14,183	—	14,183	$6,941	$14,183
Change in fair value of interest rate swap, net of tax	—	—	—	—	90	90	7	90
Foreign currency translation adjustment	—	—	—	—	(30)	(30)	(22)	(30)

Comprehensive income							$6,926	$14,243

Cash dividends	—	—	—	(6,988)	—	(6,988)
Stock-based compensation	92	1	1,768	—	—	1,769
Exercise of stock options, net	83	1	98	—	—	99
Excess tax benefit from stock option exercises and restricted stock vesting	—	—	270	—	—	270
Repurchase and retirement of common stock	(31)	—	(593)	—	—	(593)

Balance as of June 30, 2012	13,370	$134	$94,475	$6,934	$(48)	$101,495

Balance as of September 30, 2010	12,691	$127	$88,399	$(16,348)	$(580)	$71,598

Net income	—	—	—	20,301	—	20,301	$9,460	$20,301
Change in fair value of interest rate swap, net of tax	—	—	—	—	394	394	99	394

Comprehensive income							$9,559	$20,695

Cash dividends	—	—	—	(4,587)	—	(4,587)
Stock-based compensation	120	1	1,766	—	—	1,767
Exercise of stock options, net	546	5	2,275	—	—	2,280
Excess tax benefit from stock option exercises and restricted stock vesting	—	—	2,926	—	—	2,926
Repurchase and retirement of common stock	(129)	(1)	(2,786)	—	—	(2,787)

Balance as of June 30, 2011	13,228	$132	$92,580	$(634)	$(186)	$91,892

The accompanying notes are an integral part of these Consolidated Financial Statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended June 30,
	2012	2011
Operating Activities
Net income	$14,183	$20,301
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,339	9,555
Stock-based compensation expense	1,769	1,767
Loss on impairment of long-lived assets	1,569	530
Loss on disposal of assets	65	246
Loss on extinguishment of debt	22	37
Deferred income tax (benefit) provision	(255)	2,281
Amortization of deferred financing costs	83	137
Changes in assets and liabilities:
Decrease (increase) in:
Trade receivables	594	1,371
Inventories	16,153	(3,399)
Prepaid expenses and other current assets	1,661	368
Other non-current assets	(14)	(25)
Increase (decrease) in:
Accounts payable, accrued expenses and other current liabilities	961	(3,576)
Deferred rent and other non-current liabilities	(375)	(2,073)

Net cash provided by operating activities	45,755	27,520

Investing Activities
Capital expenditures	(5,913)	(9,781)
Purchase of intangible assets	(164)	(295)
Withdrawal from grantor trust	—	1,504

Net cash used in investing activities	(6,077)	(8,572)

Financing Activities
Decrease in cash overdraft	(358)	(1,343)
Repayment of long-term debt	(15,675)	(13,419)
Withholding taxes on stock-based compensation paid in connection with repurchase of common stock	(593)	(2,787)
Cash dividends paid	(6,988)	(4,587)
Proceeds from exercise of stock options	99	2,280
Excess tax benefit from exercise of stock options and restricted stock vesting	270	2,926

Net cash used in financing activities	(23,245)	(16,930)

Effect of exchange rate changes on cash and cash equivalents	(26)	—

Net Increase in Cash and Cash Equivalents	16,407	2,018
Cash and Cash Equivalents, Beginning of Period	15,285	24,633

Cash and Cash Equivalents, End of Period	$31,692	$26,651

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$1,169	$1,880

Cash paid for income taxes	$3,751	$5,137

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

The following tables summarize the Basic EPS and Diluted EPS calculations (in thousands, except per share amounts):

	Three Months Ended June 30,
	2012			2011
	Net Income	Shares	EPS	Net Income	Shares	EPS
Basic EPS	$6,941	13,132	$0.53	$9,460	12,976	$0.73
Incremental shares from the assumed lapse of restrictions on restricted stock	—	56		—	59
Incremental shares from the assumed exercise of outstanding stock options	—	144		—	180

Diluted EPS	$6,941	13,332	$0.52	$9,460	13,215	$0.72

	Nine Months Ended June 30,
	2012			2011
	Net Income	Shares	EPS	Net Income	Shares	EPS
Basic EPS	$14,183	13,077	$1.08	$20,301	12,755	$1.59
Incremental shares from the assumed lapse of restrictions on restricted stock	—	51		—	61
Incremental shares from the assumed exercise of outstanding stock options	—	130		—	284

Diluted EPS	$14,183	13,258	$1.07	$20,301	13,100	$1.55

2.	EARNINGS PER SHARE (“EPS”) AND CASH DIVIDENDS (Continued)

In addition to performance-based RSUs, for the three and nine months ended June 30, 2012, stock options and unvested restricted stock totaling 273,449 and 324,878 shares, respectively, were excluded from the calculation of Diluted EPS as their effect would have been antidilutive. For the three and nine months ended June 30, 2011, stock options and unvested restricted stock totaling 148,000 and 117,783 shares, respectively, were excluded from the calculation of Diluted EPS as their effect would have been antidilutive.

On January 26, 2011, the Company announced the initiation of a regular quarterly cash dividend. During the nine months ended June 30, 2012 and 2011, the Company paid cash dividends totaling $6,988,000 ($0.525 per share) and $4,587,000 ($0.35 per share), respectively. On July 19, 2012 the Company declared a quarterly cash dividend of $0.175 per share payable on September 28, 2012, which will total approximately $2,300,000.

3.	TRADE RECEIVABLES

Trade receivables are recorded based on revenue recognized for sales of the Company’s merchandise and for other revenue earned by the Company through its marketing partnership programs and international franchise agreements, and are non-interest bearing. The Company evaluates the collectability of trade receivables based on a combination of factors, including aging of trade receivables, write-off experience, analysis of historical trends and expectations of future performance. An allowance for doubtful accounts is recorded for the amount of trade receivables that are considered unlikely to be collected. When the Company’s collection efforts are unsuccessful, uncollectible trade receivables are charged against the allowance for doubtful accounts. As of June 30, 2012 and September 30, 2011, the Company’s trade receivables were net of allowance for doubtful accounts of $176,000 and $156,000, respectively.

4.	INVENTORIES

Inventories were comprised of the following (in thousands):

	June 30, 2012	September 30, 2011
Finished goods	$67,407	$83,726
Work-in-progress	2,465	2,381
Raw materials	4,339	4,259

	$74,211	$90,366

5.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities were comprised of the following (in thousands):

	June 30, 2012	September 30, 2011
Employee compensation and benefits	$8,034	$6,526
Deferred rent	3,416	3,567
Sales taxes	2,768	3,065
Insurance, primarily self-insurance reserves	5,429	4,558
Accounting and legal	1,484	1,495
Gift certificates and store credits	4,176	4,423
Supplemental executive retirement plan benefits	300	600
Other	11,938	9,446

	$37,545	$33,680

6.	LONG-TERM DEBT AND LINE OF CREDIT

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

6.	LONG-TERM DEBT AND LINE OF CREDIT (Continued)

minimum repayments of the principal amount of the Term Loan in quarterly installments of $225,000 each. The Company is also required to make an annual principal repayment equal to 25% or 50% of Excess Cash Flow (as defined in the Term Loan Agreement) in excess of $5,000,000 for each fiscal year, with the 25% or 50% factor depending on the Company’s Consolidated Leverage Ratio. The required principal repayment related to fiscal 2010 results, which was calculated based on the 25% factor, was $2,623,000 and was paid in December 2010. There was no required principal repayment related to fiscal 2011 results. The Term Loan can be prepaid at the Company’s option, in part or in whole, at any time without any prepayment premium or penalty. During the first nine months of fiscal 2012, the Company made optional prepayments of $15,000,000 on the outstanding Term Loan. At June 30, 2012, the Company’s indebtedness under the Term Loan Agreement was $13,652,000.

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

In order to mitigate the Company’s floating rate interest risk on the variable rate Term Loan, the Company entered into an interest rate swap agreement with the agent bank for the Term Loan that commenced on April 18, 2007, the date the $90,000,000 Term Loan proceeds were received, and expired on April 18, 2012. The interest rate swap agreement enabled the Company to effectively convert an amount of the Term Loan (equal to the notional amount of the interest rate swap) from a floating interest rate (LIBOR plus 2.50% prior to December 30, 2009, reduced to LIBOR plus 2.25% effective from December 30, 2009, based on the Company’s specified leverage ratios), to a fixed interest rate (7.50% prior to December 30, 2009, reduced to 7.25% effective from December 30, 2009, based on the Company’s specified leverage ratios). The notional amount of the interest rate swap was $75,000,000 at the inception of the swap agreement and decreased over time to a notional amount of $5,000,000 at the expiration date of April 18, 2012.

The Company has a senior secured revolving credit facility (the “Credit Facility”), which was amended on July 25, 2011 to decrease the maximum available for borrowings from $65,000,000 to $55,000,000 and to extend its maturity date from March 13, 2012 to January 13, 2013. The amendment also increased the Company’s effective interest rate on borrowings, if any, by approximately 0.75% per annum. There are no financial covenant requirements under the Credit Facility unless Excess Availability (as defined in the related Credit Facility agreement) falls below 10% of the Borrowing Base (as defined in the related Credit Facility agreement), in which case the Company would be required to meet a minimum fixed charge coverage ratio of 1.10x. Since the inception of the Credit Facility, the Company has exceeded the applicable Excess Availability requirements and has, therefore, not been subject to any financial covenants. Further, since the inception of the Credit Facility, the Company has never had a fixed charge coverage ratio below the level that would have been required if such financial covenant was effective. As of June 30, 2012, the Company had no outstanding borrowings under the Credit Facility and $7,423,000 in letters of credit, with $39,616,000 of availability under the Credit Facility based on the Company’s Borrowing Base formula. Borrowings under the Credit Facility as of June 30, 2012 would have borne interest at a rate between approximately 1.99% and 4.00% per annum. During the first nine months of fiscal 2012 and 2011, the Company did not have any direct borrowings under the Credit Facility.

The Company has $2,015,000 outstanding under an Industrial Revenue Bond (“IRB”) at June 30, 2012 and September 30, 2011. The IRB has a variable interest rate that may be converted to a fixed interest rate at the option of the Company. At any time prior to conversion to a fixed interest rate structure, bondholders may put back to the Company (i.e. require the Company to repurchase) all or part of the IRB upon notice to the bond trustee, after which the remarketing agent would attempt to resell to third parties the put portion of the IRB. If the remarketing agent is unsuccessful in reselling the put portion of the IRB, the bond trustee may then draw on a letter of credit issued under the Credit Facility to repurchase the put bonds from bondholders on the Company’s behalf. Pursuant to this arrangement, the IRB is classified as a current liability in the accompanying consolidated balance sheets at June 30, 2012 and September 30, 2011. During the third quarter of fiscal 2012 and the fourth quarter of fiscal 2011 bondholders put $1,415,000 and $100,000, respectively, of the IRB back to the Company, and these put bonds were successfully resold by the remarketing agent to third parties. The letter of credit issued to secure the bonds has never been drawn upon.

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

At June 30, 2012 and September 30, 2011, the Company had cash equivalents of $28,353,000 and $11,976,000, respectively. The Company’s cash equivalents consist of investments in money market accounts for which the carrying value approximates fair value (based on Level 1 inputs) due to the short-term nature of those instruments.

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

A portion of the Company’s floating rate interest risk on variable rate long-term debt was mitigated through an interest rate swap agreement, which expired on April 18, 2012. The Company’s interest rate swap was required to be measured at fair value on a recurring basis. At September 30, 2011, the interest rate swap was a liability with a fair value of $145,000, included in “deferred rent and other non-current liabilities” in the accompanying consolidated balance sheet. The fair value of the interest rate swap was derived from a discounted cash flow analysis utilizing an interest rate yield curve that was readily available to the public, which the Company considered to be Level 2 inputs.

8.	INCOME TAXES

As of June 30, 2012, the Company had $3,627,000 of unrecognized tax benefits related to uncertain income tax positions, including accrued interest and penalties of $1,564,000. The Company records interest and penalties related to unrecognized tax benefits in its income tax provision. If recognized, the portion of the liabilities for unrecognized tax benefits that would impact the Company’s effective tax rate was $2,674,000, net of federal benefit.

During the twelve months subsequent to June 30, 2012, it is reasonably possible that the gross unrecognized tax benefits could potentially increase by approximately $535,000 (of which approximately $481,000, net of federal benefit, would affect the effective tax rate) for uncertain tax positions, including the continued effect of interest on unrecognized tax benefits and limitations on certain potential tax credits, partially offset by the effect of expiring statutes of limitations and settlements.

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

In December 2011, the Compensation Committee of the Company’s Board of Directors established the performance goals for the award of performance-based RSUs for four executive officers, under the Amended and Restated Destination Maternity Corporation 2005 Equity Incentive Plan. The RSUs earned, if any, will be based on the Company’s cumulative operating income, as reflected in the Company’s financial statements, with respect to fiscal 2012 through and including fiscal 2014 (the “Performance Period”) and will generally be further contingent on the continued employment of the executive officers with the Company, through the date on which the shares in respect of these RSUs, if any, are issued following the end of the Performance Period, and the achievement of a minimum level of operating income in fiscal 2014. Any dividends declared on the shares of the Company’s common stock underlying the RSUs will be credited as additional RSUs based on the fair market value of the Company’s common stock on the dividend payment date. The additional RSUs, if any, will be

9.	EQUITY AWARD PLANS (Continued)

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

During the first nine months of fiscal 2012, options to purchase 119,600 shares of common stock with an aggregate exercise price of $1,007,000 were exercised by the option holders and net-share settled by the Company, such that the Company withheld 51,041 shares of the Company’s common stock, which had a fair market value equal to the aggregate exercise price of the stock options. During the first nine months of fiscal 2011, options to purchase 368,800 shares of common stock with an aggregate exercise price of $2,428,000 were exercised by the option holders and net-share settled by the Company, such that the Company withheld 109,926 shares of the Company’s common stock, which had a fair market value equal to the aggregate exercise price of the stock options.

During the first nine months of fiscal 2012 and 2011, certain stock option exercises and vesting restricted stock awards were net-share settled by the Company such that the Company withheld shares of the Company’s common stock, which had a fair market value equivalent to the minimum statutory obligation for the applicable income and employment taxes for the awards, and the Company remitted the cash value to the appropriate taxing authorities. The total shares withheld, which were 30,612 and 128,646 shares, respectively, during the first nine months of fiscal 2012 and 2011, are reflected as repurchase of common stock in the accompanying financial statements, and were based on the value of the Company’s common stock on the exercise or vesting date. The remaining shares, net of those withheld, were delivered to the award holders. Total payments for tax obligations to the tax authorities were $593,000 and $2,787,000 for the first nine months of fiscal 2012 and 2011, respectively.

10.	RETIREMENT PLANS

The Company has Supplemental Executive Retirement Agreements (the “SERP Agreements”) with Dan Matthias, the Company’s former Chief Executive Officer and Rebecca Matthias, the Company’s former President and Chief Creative Officer (the “SERP Executives”). The Company’s transition agreement with Mr. Matthias in connection with his retirement as Chief Executive Officer effective September 30, 2008, amended his SERP Agreement to provide for full vesting of the benefits payable to Mr. Matthias and to increase the total of the amounts payable under the SERP Agreement to approximately 10% more than the amount that would have been payable on September 30, 2012 (the date the SERP Agreement had otherwise been expected to fully vest). The SERP Agreement benefits, totaling $3,960,000, are being paid to Mr. Matthias in installments, which commenced on April 1, 2009, with the final installment due on October 1, 2012. As of June 30, 2012, the Company has paid SERP benefits to Mr. Matthias totaling $3,660,000, of which $450,000 was paid in the first nine months of fiscal 2012 and $600,000 was paid in the first nine months of fiscal 2011. On July 2, 2012, the Company paid a scheduled SERP benefit installment of $150,000 to Mr. Matthias, after which $150,000 remains to be paid to Mr. Matthias on October 1, 2012 under his SERP Agreement.

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

Net periodic pension cost on a pretax basis for the first nine months of fiscal 2012 and 2011 consisted of interest cost of $13,000 and $76,000, respectively.

The Company has a grantor trust, which was established for the purpose of accumulating assets in anticipation of the Company’s payment obligations under the SERP Agreements (the “Grantor Trust”). The Company’s agreements with the SERP Executives and the trustee for the Grantor Trust (the “Trustee”) allow the Company to make cash deposits to the Grantor Trust, or provide an irrevocable standby letter of credit (the “SERP Letter of Credit”) to the Trustee, in lieu of any deposits otherwise required, for funding obligations under the SERP Agreements. In December 2009, in connection with the additional vesting and scheduled payment of SERP Executives’ benefits in 2010, the Company made a partial cash contribution to the Grantor Trust of $1,500,000 and reduced the SERP Letter of Credit by $1,500,000 to a total of $4,437,000 as of December 31, 2009. In December 2010, the Company received a distribution of the remaining assets in the Grantor Trust totaling $1,504,000. The amount withdrawn was used to partially fund the December 2010 lump sum payment of $4,166,000 of SERP benefits to Ms. Matthias. As of July 2, 2012, the SERP Letter of Credit was $150,000, which was equal to the amount of SERP benefits remaining to be paid to Mr. Matthias.

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

Geographic Information. Information concerning the Company’s operations by geographic area was as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Net Sales to Unaffiliated Customers
United States	$132,010	$139,801	$393,498	$397,319
Foreign	6,837	6,883	19,491	18,633

	June 30, 2012	September 30, 2011
Long-Lived Assets, Net
United States	$51,496	$55,497
Foreign	1,033	1,605

Major Customers. For the periods presented, the Company did not have any one customer who represented more than 10% of its net sales.

14.	INTEREST EXPENSE, NET

Interest expense, net was comprised of the following (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Interest expense	$324	$538	$1,080	$1,796
Interest income	(14)	(9)	(26)	(24)

Interest expense, net	$310	$529	$1,054	$1,772

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our fiscal year ends on September 30. All references in this discussion to our fiscal years refer to the fiscal year, or periods within the fiscal year, ended on September 30 in the year mentioned. For example, our “fiscal 2012” will end on September 30, 2012.

Overview

We are the leading designer and retailer of maternity apparel in the United States with 2,016 retail locations, including 636 stores in all 50 states, Puerto Rico and Canada, and 1,380 leased departments located within department stores and baby specialty stores throughout the United States and Puerto Rico. In addition to the 2,016 retail locations we operate, through an exclusive licensed arrangement we are the exclusive provider of maternity apparel to Kohl’s®, which operates approximately 1,134 stores throughout the United States. We also sell merchandise on the Internet, primarily through DestinationMaternity.com and our various brand-specific websites.

In assessing the performance of our business, we consider a variety of operational and financial measures. The key measures for determining how our business is performing are net income determined in accordance with generally accepted accounting principles (“GAAP net income”) and the corresponding net income (or earnings) per share (diluted), net income before restructuring and other charges, stock-based compensation expense, and loss on extinguishment of debt (“Non-GAAP adjusted net income”) and the corresponding adjusted net income (or earnings) per share (diluted), Adjusted EBITDA, net sales, and comparable sales (which includes Internet sales). Adjusted EBITDA represents operating income before deduction for the following non-cash charges: (i) depreciation and amortization expense; (ii) loss on impairment of tangible and intangible assets; (iii) (gain) loss on disposal of assets; and (iv) stock-based compensation expense.

Comparable sales figures include sales at retail locations that have been in operation by us for at least twelve full months at the beginning of the period for which such data is presented, as well as Internet sales. Comparable sales figures do not include retail locations opened during a period even if such location was opened in connection with the closure of other retail locations in the same geographic area (including, for example, the opening of a new Destination Maternity combo store or superstore). Also, our comparable sales figures generally do not include: (i) retail locations which change store nameplate, location type or format; (ii) retail locations which are expanded, contracted or relocated if the square footage of the retail location has changed by 20% or more, or if in the judgment of management, such expansion, contraction or relocation materially alters the comparability of the retail location (either with respect to the manner of its operation or otherwise); (iii) in the case of relocations only, retail locations which are not in the same immediate geographical vicinity (such as, without limitation, the same mall, the same part of a mall, or the same street) after the relocation; or (iv) retail locations which, in the judgment of management, have undergone other significant changes which materially alter the comparability of the retail location (either with respect to the manner of its operation or otherwise) (such as, for example only, in the case of a closure of retail locations in connection with the cessation of a leased department relationship where the manner of operation of such retail location has been materially altered, or in the case of construction in, on or near a retail location which significantly interferes with the customer traffic, visibility or operation of a retail location).

Following is a summary of our financial results for the third quarter and first nine months of fiscal 2012 with regard to each of the key measures noted above:

Third Quarter Fiscal 2012 Financial Results

•

GAAP net income for the third quarter of fiscal 2012 was $6.9 million, or $0.52 per share (diluted), a decrease compared to GAAP net income of $9.5 million, or $0.72 per share (diluted) for the third quarter of fiscal 2011. This represents a decrease of 28% in diluted earnings per share.

•

Non-GAAP adjusted net income for the third quarter of fiscal 2012 was $7.3 million, or $0.55 per share (diluted), a decrease compared to the comparably adjusted non-GAAP net income for the third quarter of fiscal 2011 of $10.0 million, or $0.75 per share (diluted). This represents a 27% decrease in comparably adjusted diluted earnings per share.

•	Adjusted EBITDA was $16.0 million for the third quarter of fiscal 2012, a decrease of 20% compared to $20.0 million of Adjusted EBITDA for the third quarter of fiscal 2011.

•	Net sales for the third quarter of fiscal 2012 decreased 5.3% to $138.8 million from $146.7 million for the third quarter of fiscal 2011.

•	Comparable sales for the third quarter of fiscal 2012 decreased 2.4% versus a comparable sales decrease of 1.6% for the third quarter of fiscal 2011.

First Nine Months of Fiscal 2012 Financial Results

•

GAAP net income for the first nine months of fiscal 2012 was $14.2 million, or $1.07 per share (diluted), a decrease compared to GAAP net income of $20.3 million, or $1.55 per share (diluted) for the first nine months of fiscal 2011. This represents a decrease of 31% in diluted earnings per share.

•

Non-GAAP adjusted net income for the first nine months of fiscal 2012 was $15.3 million, or $1.15 per share (diluted), a decrease compared to the comparably adjusted non-GAAP net income for the first nine months of fiscal 2011 of $21.5 million, or $1.64 per share (diluted). This represents a 30% decrease in comparably adjusted diluted earnings per share.

•	Adjusted EBITDA was $37.2 million for the first nine months of fiscal 2012, a decrease of 18% compared to $45.5 million of Adjusted EBITDA for the first nine months of fiscal 2011.

•	Net sales for the first nine months of fiscal 2012 decreased 0.7% to $413.0 million from $416.0 million for the first nine months of fiscal 2011.

•	Comparable sales for the first nine months of fiscal 2012 decreased 1.1% versus a comparable sales increase of 0.6% for the first nine months of fiscal 2011.

Results of Operations

The following tables set forth certain operating data as a percentage of net sales and as a percentage change for the three and nine months ended June 30:

	% of Net Sales (1)				% Change Period to Period Favorable (Unfavorable)
	Three Months Ended June 30,		Nine Months Ended June 30,		Three Months Ended June 30, 2012 vs. 2011	Nine Months Ended June 30, 2012 vs. 2011
	2012	2011	2012	2011
Net sales	100.0%	100.0%	100.0%	100.0%	(5.3)%	(0.7)%
Cost of goods sold (2)	45.4	44.8	46.9	45.2	4.0	(3.2)

Gross profit	54.6	55.2	53.1	54.8	(6.4)	(3.9)
Selling, general and administrative expenses (3)	45.6	44.0	46.7	46.6	2.1	0.3
Store closing, asset impairment and asset disposal expenses	0.5	0.1	0.4	0.2	(217.0)	(100.7)
Restructuring and other charges	—	0.1	—	0.0	100.0	100.0

Operating income	8.5	10.9	5.9	8.0	(25.6)	(26.7)
Interest expense, net	0.2	0.4	0.3	0.4	41.4	40.5
Loss on extinguishment of debt	0.0	0.0	0.0	0.0	57.1	40.5

Income before income taxes	8.3	10.5	5.7	7.6	(25.0)	(25.9)
Income tax provision	3.3	4.0	2.2	2.7	22.5	18.2

Net income	5.0%	6.4%	3.4%	4.9%	(26.6)%	(30.1)%

(1)	Components may not add to total due to rounding.
(2)	“Cost of goods sold” includes merchandise costs (including customs duty expenses), expenses related to inventory shrinkage, product related corporate expenses (including expenses related to our payroll, benefit costs and operating expenses of our buying departments), inventory reserves (including lower of cost or market reserves), inbound freight charges, purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs, and the other costs of our distribution network.
(3)	“Selling, general and administrative expenses” includes advertising and marketing expenses, corporate administrative expenses, store expenses (including store payroll and store occupancy expenses), and store opening expenses.

The following tables set forth certain information concerning the number of our retail locations and international franchised locations for the periods indicated:

	Three Months Ended June 30,
	2012			2011
Retail Locations (1)	Stores	Leased Departments	Total Retail Locations	Stores	Leased Departments	Total Retail Locations
Beginning of period	643	1,384	2,027	672	1,703	2,375
Opened	—	—	—	3	1	4
Closed	(7)	(4)	(11)	(12)	(7)	(19)

End of period	636	1,380	2,016	663	1,697	2,360

	Nine Months Ended June 30,
	2012			2011
Retail Locations (1)	Stores	Leased Departments	Total Retail Locations	Stores	Leased Departments	Total Retail Locations
Beginning of period	658	1,694	2,352	698	1,027	1,725
Opened	4	8	12	7	688	695
Closed	(26)	(322)	(348)	(42)	(18)	(60)

End of period	636	1,380	2,016	663	1,697	2,360

(1)	Excludes international franchised locations.

	Three Months Ended June 30,
	2012			2011
International Franchised Locations	Stores	Shop-in-Shop Locations	Total International Franchised Locations	Stores	Shop-in-Shop Locations	Total International Franchised Locations
Beginning of period	14	80	94	10	42	52
Opened	2	5	7	2	4	6
Closed	—	—	—	—	(1)	(1)

End of period	16	85	101	12	45	57

	Nine Months Ended June 30,
	2012			2011
International Franchised Locations	Stores	Shop-in-Shop Locations	Total International Franchised Locations	Stores	Shop-in-Shop Locations	Total International Franchised Locations
Beginning of period	15	51	66	8	23	31
Opened	2	36	38	4	23	27
Closed	(1)	(2)	(3)	—	(1)	(1)

End of period	16	85	101	12	45	57

Three Months Ended June 30, 2012 and 2011

Net Sales. Our net sales for the third quarter of fiscal 2012 decreased by 5.3%, or approximately $7.9 million, to $138.8 million from $146.7 million for the third quarter of fiscal 2011. Comparable sales for the third quarter of fiscal 2012 decreased 2.4% versus a comparable sales decrease of 1.6% for the third quarter of fiscal 2011. We estimate that reported comparable sales results for the third quarter of fiscal 2012 were hurt by approximately 1.0 percentage point due to a calendar shift, which helped March sales at the expense of April, with April 2012 having one less Friday and Saturday compared to April 2011. Adjusting out this “calendar shift” adverse impact, our days-adjusted comparable sales for the third quarter was a decrease of approximately 1.4%. The decrease in total reported sales for the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011 resulted primarily from the decrease in comparable sales, decreased sales from the Company’s licensed relationship and decreased sales related to the Company’s continued efforts to close underperforming stores.

As of June 30, 2012, we operated a total of 636 stores and 2,016 total retail locations, compared to 663 stores and 2,360 total retail locations as of June 30, 2011. During the third quarter of fiscal 2012 we did not open any new stores and we closed seven stores, with one of the store closings related to a Destination Maternity store opening. The decrease in leased department locations at the end of June 2012 versus the end of June 2011 predominantly reflects the closing of our remaining

291 Kmart® leased department locations in October 2011. Kmart represented only a small portion of the overall sales generated by our leased department relationship with Sears® and Kmart through our agreement with Sears Holdings Corporation. We continue to operate leased departments in Sears stores throughout the United States. As of June 30, 2012, we operate 515 leased department locations in Sears stores. In addition, our Oh Baby by Motherhood® collection is available at Kohl’s stores throughout the United States.

Gross Profit. Our gross profit for the third quarter of fiscal 2012 decreased by 6.4%, or approximately $5.1 million, to $75.8 million from $80.9 million for the third quarter of fiscal 2011, and our gross profit as a percentage of net sales (gross margin) for the third quarter of fiscal 2012 was 54.6% compared to 55.2% for the third quarter of fiscal 2011. The decrease in gross profit for the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011 was due to our decreased sales and lower gross margin. The decrease in gross margin for the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011 was primarily due to lower merchandise margin driven by higher promotional activity and markdowns, and higher product costs.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses for the third quarter of fiscal 2012 decreased by 2.1%, or $1.3 million, to $63.3 million from $64.6 million for the third quarter of fiscal 2011. As a percentage of net sales, selling, general and administrative expenses increased to 45.6% for the third quarter of fiscal 2012 compared to 44.0% in the third quarter of fiscal 2011. This decrease in expense for the quarter resulted primarily from lower expenses related to our continued efforts to close underperforming stores (primarily payroll and occupancy costs) and our continued tight expense controls, partially offset by higher employee health insurance expenses and higher advertising and marketing expenses. The increase in expense percentage for the three month period reflects the unfavorable leverage from our decreased sales due to the partially fixed nature of our expenses.

Store Closing, Asset Impairment and Asset Disposal Expenses. Our store closing, asset impairment and asset disposal expenses for the third quarter of fiscal 2012 increased to $0.7 million from $0.2 million for the third quarter of fiscal 2011, which primarily reflected higher impairment charges for write-downs of long-lived assets.

Restructuring and Other Charges. In the third quarter of fiscal 2011, we incurred pretax expense of $0.2 million for relocation costs in connection with the hiring of our new President. We did not incur any restructuring and other charges in the third quarter of fiscal 2012.

Operating Income. We had operating income of $11.9 million for the third quarter of fiscal 2012 compared to $15.9 million for the third quarter of fiscal 2011. Operating income as a percentage of net sales decreased to 8.5% for the third quarter of fiscal 2012 compared to 10.9% in the third quarter of fiscal 2011. The decrease in operating income was primarily due to our lower gross profit, partially offset by our lower selling, general and administrative expenses.

Interest Expense, Net. Our net interest expense for the third quarter of fiscal 2012 decreased by $0.2 million, to $0.3 million from $0.5 million for the third quarter of fiscal 2011. This decrease was due to our lower debt level, primarily as a result of the $15.0 million of Term Loan prepayments we made in the previous twelve months, and to a lesser extent, lower interest rates.

Loss on Extinguishment of Debt. In June 2012, we prepaid $10.0 million of our outstanding Term Loan. The $10.0 million Term Loan prepayment resulted in a third quarter fiscal 2012 pretax charge of $12,000, representing the write-off of unamortized deferred financing costs. In June 2011, we prepaid $10.0 million of our outstanding Term Loan resulting in a pretax charge of $28,000 in the third quarter of fiscal 2011.

Income Tax Provision. For the third quarter of fiscal 2012 our effective tax rate was 39.8% compared to 38.5% for the third quarter of fiscal 2011. Our effective tax rates for the third quarters of fiscal 2012 and fiscal 2011 were higher than the statutory federal tax rate of 35% primarily due to the effect of state income taxes, net of federal tax benefit, and to a lesser extent, additional income tax expense (including interest and penalties) recognized as required by the accounting standard for uncertain income tax positions. We expect our effective tax rate for the full year fiscal 2012 to be approximately 39.3%.

Net Income. Net income for the third quarter of fiscal 2012 was $6.9 million, or $0.52 per share (diluted), compared to net income of $9.5 million, or $0.72 per share (diluted) for the third quarter of fiscal 2011. Net income for the third quarter of fiscal 2012 includes (net of tax) stock-based compensation expense of $0.4 million and loss on extinguishment of debt of $8,000. Net income for the third quarter of fiscal 2011 includes (net of tax) restructuring and other charges of $0.1 million, stock-based compensation expense of $0.4 million, and loss on extinguishment of debt of $17,000. Before restructuring and other charges, stock-based compensation expense, and loss on extinguishment of debt, our third quarter fiscal 2012 net income was $7.3 million or $0.55 per share (diluted) compared to $10.0 million or $0.75 per share (diluted) for the third quarter of fiscal 2011.

Our average diluted shares outstanding of 13,332,000 for the third quarter of fiscal 2012 were 0.9% higher than the 13,215,000 average diluted shares outstanding for the third quarter of fiscal 2011. The increase in average shares outstanding reflects the higher shares outstanding in the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011, primarily as a result of the exercise of stock options and vesting of restricted stock, slightly offset by lower dilutive impact of outstanding stock options and restricted stock for the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011.

Following is a reconciliation of GAAP net income and net income per share (“EPS”) (diluted) to Non-GAAP adjusted net income and net income per share (diluted) for the three months ended June 30, 2012 and 2011 (in thousands, except per share amounts):

	Three Months Ended June 30,
	2012			2011
	Net Income	Shares	Diluted EPS	Net Income	Shares	Diluted EPS

As reported	$6,941	13,332	$0.52	$9,460	13,215	$0.72
Add: restructuring and other charges, net of tax	—	—		120	—
Add: stock-based compensation expense, net of tax	368	—		358	—
Add: loss on extinguishment of debt, net of tax	8	—		17	—

As adjusted before restructuring and other charges, stock-based compensation expense, and loss on extinguishment of debt	$7,317	13,332	$0.55	$9,955	13,215	$0.75

Following is a reconciliation of net income to Adjusted EBITDA for the three months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30,
	2012	2011

Net income	$6,941	$9,460
Add: income tax provision	4,588	5,922
Add: interest expense, net	310	529
Add: loss on extinguishment of debt	12	28

Operating income	11,851	15,939
Add: depreciation and amortization	3,020	3,201
Add: loss on impairment of long-lived assets	596	156
Add: (gain) loss on disposal of assets	(39)	90
Add: stock-based compensation expense	589	576

Adjusted EBITDA	$16,017	$19,962

Nine Months Ended June 30, 2012 and 2011

Net Sales. Our net sales for the first nine months of fiscal 2012 decreased by 0.7%, or $3.0 million, to $413.0 million from $416.0 million for the first nine months of fiscal 2011. Comparable sales for the first nine months of fiscal 2012 decreased 1.1% versus a comparable sales increase of 0.6% for the first nine months of fiscal 2011. The decrease in total reported sales for the first nine months of fiscal 2012 compared to the first nine months of fiscal 2011 resulted primarily from decreased sales related to our continued efforts to close underperforming stores, decreased sales from the Company’s licensed relationship and the decrease in comparable sales, partially offset by increased sales due to the expansion of the Company’s maternity apparel leased department relationship with Macy’s® in the second quarter of fiscal 2011.

During the first nine months of fiscal 2012, we opened four stores, including three Destination Maternity multi-brand stores, and we closed 26 stores, with seven of the store closings related to Destination Maternity store openings.

Gross Profit. Our gross profit for the first nine months of fiscal 2012 decreased by 3.9%, or approximately $9.0 million, to $219.1 million from $228.1 million for the first nine months of fiscal 2011, and our gross margin for the first nine months of fiscal 2012 was 53.1% compared to 54.8% for the first nine months of fiscal 2011. The decrease in gross profit for the first nine months of fiscal 2012 compared to the first nine months of fiscal 2011 was due to our lower gross margin, and to a lesser extent, lower gross profit due to our decreased sales. The decrease in gross margin for the first nine months of fiscal 2012 compared to the first nine months of fiscal 2011 was primarily due to lower merchandise margin driven by higher promotional activity and markdowns, and higher product costs.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses for the first nine months of fiscal 2012 decreased by 0.3%, or approximately $0.6 million, to $193.0 million from $193.6 million for the first nine months of fiscal 2011. As a percentage of net sales, selling, general and administrative expenses increased to 46.7% for the first nine months of fiscal 2012 compared to 46.6% in the first nine months of fiscal 2011. This slight decrease in expense for the nine month period resulted primarily from lower expenses related to our continued efforts to close underperforming stores (primarily payroll and occupancy costs), our continued tight expense controls, and lower variable incentive compensation expense, substantially offset by higher expenses related to the operation of our additional Macy’s leased department locations (primarily payroll costs and percentage of net sales occupancy payments to Macy’s), and higher advertising and marketing expenses. The slight increase in expense percentage for the nine month period reflects the unfavorable leverage from our decreased sales due to the partially fixed nature of our expenses.

Store Closing, Asset Impairment and Asset Disposal Expenses. Our store closing, asset impairment and asset disposal expenses for the first nine months of fiscal 2012 increased to $1.7 million from $0.8 million for the first nine months of fiscal 2011, which primarily reflected higher impairment charges for write-downs of long-lived assets.

Restructuring and other charges. In the first nine months of fiscal 2011, we incurred pretax expense of $0.2 million for relocation costs in connection with the hiring of our new President. We did not incur any restructuring and other charges in the first nine months of fiscal 2012.

Operating Income. We had operating income of $24.5 million for the first nine months of fiscal 2012 compared to $33.4 million for the first nine months of fiscal 2011. Operating income as a percentage of net sales for the first nine months of fiscal 2012 decreased to 5.9% from 8.0% for the first nine months of fiscal 2011. The decrease in operating income and operating income percentage was primarily due to our lower gross profit and lower gross margin.

Interest Expense, Net. Our net interest expense for the first nine months of fiscal 2012 decreased by $0.7 million, to $1.1 million from $1.8 million for the first nine months of fiscal 2011. This decrease was due to our lower debt level, primarily as a result of the $15.0 million of Term Loan prepayments we made in the previous twelve months, and to a lesser extent, lower interest rates.

Loss on Extinguishment of Debt. In the first nine months of fiscal 2012, we prepaid $15.0 million of our outstanding Term Loan. The $15.0 million Term Loan prepayments resulted in a pretax charge of $22,000 in the first nine months of fiscal 2012, representing the write-off of unamortized deferred financing costs. In the first nine months of fiscal 2011, we prepaid $12.6 million of our Term Loan resulting in a pretax charge of $37,000 in the first nine months of fiscal 2011.

Income Tax Provision. For the first nine months of fiscal 2012 our effective tax rate was 39.5% compared to 35.8% for the first nine months of fiscal 2011. Our effective tax rate for the first nine months of fiscal 2012 was higher than the statutory federal tax rate of 35% primarily due to the effect of state income taxes, net of federal tax benefit, and to a lesser extent, additional income tax expense (including interest and penalties) recognized as required by the accounting standard for uncertain income tax positions. Our effective tax rate for the first nine months of fiscal 2011 was slightly higher than the statutory federal tax rate of 35% primarily due to the effect of state income taxes, net of federal tax benefit, substantially offset by reductions of state income tax expense, net of federal tax benefit, of $0.9 million recorded in the second quarter of fiscal 2011, which were related to settlements of uncertain income tax positions. We expect our effective tax rate for the full year fiscal 2012 to be approximately 39.3%.

Net Income. Net income for the first nine months of fiscal 2012 was $14.2 million, or $1.07 per share (diluted), compared to net income of $20.3 million, or $1.55 per share (diluted) for the first nine months of fiscal 2011. Net income for the first nine months of fiscal 2012 includes (net of tax) stock-based compensation expense of $1.1 million and loss on extinguishment of debt of $14,000. Net income for the first nine months of fiscal 2011 includes (net of tax) restructuring and other charges of $0.1 million, stock-based compensation expense of $1.1 million, and loss on extinguishment of debt of $23,000. Before restructuring and other charges, stock-based compensation expense, and loss on extinguishment of debt, our first nine months fiscal 2012 net income was $15.3 million or $1.15 per share (diluted) compared to $21.5 million or $1.64 per share (diluted) for the first nine months of fiscal 2011.

Our average diluted shares outstanding of 13,258,000 for the first nine months of fiscal 2012 were 1.2% higher than the 13,100,000 average diluted shares outstanding for the first nine months of fiscal 2011. The increase in average shares outstanding reflects the higher shares outstanding in the first nine months of fiscal 2012 compared to the first nine months of fiscal 2011, primarily as a result of the exercise of stock options and vesting of restricted stock, slightly offset by lower dilutive impact of outstanding stock options and restricted stock for the first nine months of fiscal 2012 compared to the first nine months of fiscal 2011.

Following is a reconciliation of GAAP net income and net income per share (diluted) to Non-GAAP adjusted net income and net income per share (diluted) for the nine months ended June 30, 2012 and 2011 (in thousands, except per share amounts):

	Nine Months Ended June 30,
	2012			2011
	Net Income	Shares	Diluted EPS	Net Income	Shares	Diluted EPS

As reported	$14,183	13,258	$1.07	$20,301	13,100	$1.55
Add: restructuring and other charges, net of tax	—	—		120	—
Add: stock-based compensation expense, net of tax	1,107	—		1,100	—
Add: loss on extinguishment of debt, net of tax	14	—		23	—

As adjusted before restructuring and other charges, stock-based compensation expense, and loss on extinguishment of debt	$15,304	13,258	$1.15	$21,544	13,100	$1.64

Following is a reconciliation of net income to Adjusted EBITDA for the nine months ended June 30, 2012 and 2011 (in thousands):

	Nine Months Ended June 30,
	2012	2011

Net income	$14,183	$20,301
Add: income tax provision	9,247	11,304
Add: interest expense, net	1,054	1,772
Add: loss on extinguishment of debt	22	37

Operating income	24,506	33,414

Add: depreciation and amortization	9,339	9,555
Add: loss on impairment of long-lived assets	1,569	530
Add: loss on disposal of assets	65	246
Add: stock-based compensation expense	1,769	1,767

Adjusted EBITDA	$37,248	$45,512

Non-GAAP Financial Measures

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains non-GAAP financial measures within the meaning of the SEC’s Regulation G, including: (a) Adjusted net income, before restructuring and other charges, stock-based compensation expense, and loss on extinguishment of debt (Non-GAAP adjusted net income); (b) Adjusted net income (or earnings) per share (diluted), before restructuring and other charges, stock-based compensation expense, and loss on extinguishment of debt; and (c) Adjusted EBITDA (operating income before deduction for the following non-cash charges: (i) depreciation and amortization expense; (ii) loss on impairment of tangible and intangible assets; (iii) (gain) loss on disposal of assets; and (iv) stock-based compensation expense).

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

Seasonality

Our business, like that of many other retailers, is seasonal. Our quarterly net sales have historically been highest in our third fiscal quarter, corresponding to the peak Spring selling season. Given the historically higher sales level in our third fiscal quarter and the relatively fixed nature of most of our operating expenses and interest expense, we have typically generated a very significant percentage of our full year operating income and net income during our third fiscal quarter. Results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. Quarterly results may fluctuate materially depending upon, among other things, increases or decreases in comparable sales, the timing of new store openings and new leased department openings, net sales and profitability contributed by new stores and leased departments, the timing of the fulfillment of purchase orders under our product and license arrangements, adverse weather conditions, shifts in the timing of certain holidays and promotions, changes in inventory and production levels and the timing of deliveries of inventory, and changes in our merchandise mix.

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

Cash and cash equivalents increased by $16.4 million during the first nine months of fiscal 2012 compared to an increase of $2.0 million for the first nine months of fiscal 2011.

Cash provided by operations of $45.8 million for the first nine months of fiscal 2012 increased by approximately $18.3 million from the $27.5 million in cash provided by operations for the first nine months of fiscal 2011. This increase in cash provided by operations versus the prior year was the result of net working capital changes that provided cash in the first nine months of fiscal 2012 versus cash used in the first nine months of fiscal 2011, partially offset by lower net income in the first nine months of fiscal 2012 compared to the first nine months of fiscal 2011. The net working capital changes were primarily (i) a decrease in inventories in the first nine months of fiscal 2012 compared to an increase in the first nine months of fiscal 2011, which reflects our efforts to tightly control our inventory levels in fiscal 2012 and the significant number of additional Macy’s leased department locations opened in fiscal 2011, and (ii) an increase in accounts payable, accrued expenses and other liabilities in the first nine months of fiscal 2012, compared to a decrease in the first nine months of fiscal 2011 that was primarily due to the $4.2 million SERP benefit payment made in December 2010. Our working capital changes, quarterly net income and cash flow adjustments may fluctuate significantly and net cash provided by operating activities for any interim period is not necessarily indicative of the results that may be achieved for a full fiscal year.

During the first nine months of fiscal 2012 we used cash provided by operations to fund repayments of long-term debt, to pay our quarterly cash dividends, and to pay for capital expenditures. Our $15.7 million of repayments of long-term debt in the first nine months of fiscal 2012 consisted predominantly of $15.0 million in optional prepayments of our Term Loan. In the first nine months of fiscal 2012, we paid $7.0 million in quarterly cash dividends. For the first nine months of fiscal 2012, we also spent $5.9 million on capital expenditures, including $4.3 million for leasehold improvements, fixtures and equipment for new store facilities, as well as improvements to existing stores, and $1.6 million for our information systems and distribution and corporate facilities. The remaining cash provided by operations during the first nine months of fiscal 2012 was used primarily to increase our available cash.

In addition to our cash provided by operations in the first nine months of fiscal 2011, we withdrew $1.5 million from our Grantor Trust, which was used to partially fund the $4.2 million December 2010 SERP benefit payment, and we generated $2.3 million of cash from the proceeds of stock option exercises. During the first nine months of fiscal 2011 we used cash provided by operations, cash provided by stock option exercises, and the withdrawal from the Grantor Trust to fund repayments of long-term debt, to pay for capital expenditures, and to pay our quarterly cash dividends. Our $13.4 million of repayments of long-term debt in the first nine months of fiscal 2011 consisted predominantly of $12.6 million of prepayments of our Term Loan, including a $2.6 million prepayment required under the annual Excess Cash Flow provision of the Term Loan. For the first nine months of fiscal 2011, we spent $9.8 million on capital expenditures, including $6.5 million for leasehold improvements, fixtures and equipment for new store facilities, as well as improvements to existing stores, and $3.3 million for our information systems and distribution and corporate facilities. In the first nine months of fiscal 2011, we paid $4.6 million in quarterly cash dividends. The remaining cash provided during the first nine months of fiscal 2011 was used to increase our available cash.

We have in place a Term Loan Agreement for our Term Loan, which is due March 13, 2013. The interest rate on the Term Loan is equal to, at our election, either (i) the prime rate plus 1.00%, or (ii) a LIBOR rate plus an applicable margin. The applicable margin was initially fixed at 2.50% through and including the fiscal quarter ended September 30, 2007. Thereafter, the applicable margin for LIBOR rate borrowings is either 2.25% or 2.50%, depending on our Consolidated Leverage Ratio. Based upon our applicable quarterly Consolidated Leverage Ratios, the applicable margin for LIBOR rate borrowings was 2.50% prior to December 30, 2009 and has been reduced to 2.25% effective from December 30, 2009. We are required to make minimum repayments of the principal amount of the Term Loan in quarterly installments of $225,000 each. We are also required to make an annual principal repayment equal to 25% or 50% of Excess Cash Flow in excess of $5.0 million for each fiscal year, with the 25% or 50% factor depending on our Consolidated Leverage Ratio. The required principal repayment related to fiscal 2010 results, which was calculated based on the 25% factor, was $2.6 million and was paid in December 2010. There was no required principal repayment related to fiscal 2011 results. Additionally, the Term Loan can be prepaid at our option, in part or in whole, at any time without any prepayment premium or penalty. During the first nine months of fiscal 2012, we made optional prepayments of $15.0 million on the outstanding Term Loan. At June 30, 2012, our indebtedness under the Term Loan Agreement was $13.7 million.

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

In order to mitigate our floating rate interest risk on the variable rate Term Loan, we entered into an interest rate swap agreement with the agent bank for the Term Loan that commenced on April 18, 2007, the date the Term Loan proceeds were received, and expired on April 18, 2012. The interest rate swap agreement enabled us to effectively convert an amount of the Term Loan (equal to the notional amount of the interest rate swap) from a floating interest rate (LIBOR plus 2.50% prior to December 30, 2009, reduced to LIBOR plus 2.25% effective from December 30, 2009, based on our specified leverage ratios), to a fixed interest rate (7.50% prior to December 30, 2009, reduced to 7.25% effective from December 30, 2009, based on our specified leverage ratios). The notional amount of the interest rate swap was $75.0 million at the inception of the swap agreement and decreased over time to a notional amount of $5.0 million at the expiration date of April 18, 2012.

We also have in place a Credit Facility, which was amended on July 25, 2011 to decrease the maximum available for borrowings from $65.0 million to $55.0 million and to extend its maturity date from March 13, 2012 to January 13, 2013. The amendment also increased our effective interest rate on borrowings, if any, by approximately 0.75% per annum. There are no financial covenant requirements under the Credit Facility provided that Excess Availability does not fall below 10% of the Borrowing Base. If Excess Availability were to fall below 10% of the Borrowing Base, we would be required to meet a minimum fixed charge coverage ratio of 1.10x. Since the inception of the Credit Facility, we have exceeded the applicable Excess Availability requirements and have, therefore, not been subject to any financial covenants. Further, since the inception of the Credit Facility, we have never had a fixed charge coverage ratio below the level that would have been required if such financial covenant was effective. As of June 30, 2012, we had no outstanding borrowings under the Credit Facility and $7.4 million in letters of credit, with $39.6 million of availability under our Credit Facility based on our Borrowing Base formula. Borrowings under the Credit Facility as of June 30, 2012 would have borne interest at a rate between approximately 1.99% and 4.00% per annum. We did not have any direct borrowings under our Credit Facility for the first nine months of fiscal 2012 and 2011.

As previously mentioned above, on July 25, 2011 we amended our Credit Facility to extend its maturity from March 13, 2012 to January 13, 2013 to align it more closely with the March 13, 2013 maturity of our Term Loan. We are currently evaluating proposals for future financing arrangements. As of June 30, 2012, we had total debt of $15.7 million (including our $13.7 million Term Loan), cash and cash equivalents of $31.7 million, and a net cash position (cash and cash equivalents minus total debt) of $16.0 million. As of June 30, 2012, we had no outstanding direct borrowings under our Credit Facility.

We have $2.0 million outstanding under an IRB at June 30, 2012. The IRB has a variable interest rate that may be converted to a fixed interest rate at our option. At any time prior to conversion to a fixed interest rate structure, bondholders may put back to us (i.e. require us to repurchase) all or part of the IRB upon notice to the bond trustee, after which the remarketing agent would attempt to resell to third parties the put portion of the IRB. If the remarketing agent is unsuccessful in reselling the put portion of the IRB, the bond trustee may then draw on a letter of credit issued under the Credit Facility to repurchase the put bonds from bondholders on our behalf. During the third quarter of fiscal 2012 and the fourth quarter of fiscal 2011 bondholders put $1.4 million and $0.1 million, respectively, of the IRB back to us, and these put bonds were successfully resold to third parties by the remarketing agent. The letter of credit issued to secure the bonds has never been drawn upon. In the event that the bondholders put the bonds back to us and the remarketing agent fails to resell the bonds, which we believe is unlikely, we expect the acceleration of the payment of the bonds would not have a material adverse effect on our financial position or liquidity.

In March 2007, we entered into the SERP Agreements with the SERP Executives, which were amended in May 2008. We also have a Grantor Trust, which was established for the purpose of accumulating assets in anticipation of our payment obligations under the SERP Agreements. Our agreements with the SERP Executives and the Trustee for the Grantor Trust allow us to make cash deposits to the Grantor Trust, or provide a SERP Letter of Credit to the Trustee, in lieu of any deposits otherwise required, for funding obligations under the SERP Agreements. In December 2009, in connection with the additional vesting and scheduled payment of SERP Executives’ benefits in 2010, we made a partial cash contribution to the Grantor Trust of $1.5 million, and reduced the SERP Letter of Credit by $1.5 million to a total of $4.4 million as of December 31, 2009. In December 2010, we received a distribution of the remaining assets in the Grantor Trust totaling $1.5 million. The amount withdrawn was used to partially fund the $4.2 million December 2010 lump sum payment of SERP benefits to Ms. Matthias. As of July 2, 2012, the SERP Letter of Credit was $150,000, which was equal to the amount of SERP benefits remaining to be paid to Mr. Matthias.

On January 26, 2011, we announced the initiation of a regular quarterly cash dividend. During the first nine months of fiscal 2012 we paid cash dividends of approximately $7.0 million (or $0.525 per share). On July 19, 2012 we declared a quarterly cash dividend of $0.175 per share payable on September 28, 2012, which will total approximately $2.3 million, resulting in approximately $9.3 million of cash dividends for fiscal 2012. Based on our current quarterly dividend rate of $0.175 per share, we project approximately $9.4 million of cash dividends for fiscal 2013.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. These generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our consolidated financial statements and the reported amounts of net sales and expenses during the reporting period. Our critical accounting policies are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended September 30, 2011. As of June 30, 2012, there were no material changes in, or additions to, our critical accounting policies or in the assumptions or estimates we used to prepare the financial information appearing in this report.

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

As of June 30, 2012, we had cash equivalents of $28.4 million. Our cash equivalents consist of money market accounts that bear interest at variable rates. A change in market interest rates earned on our investments impacts the interest income and cash flows, but does not materially impact the fair market value of the financial instruments. Due to the average maturity and conservative nature of our investment portfolio, we believe a sudden change in interest rates would not have a material effect on the value of our investment portfolio. The impact on our future interest income resulting from changes in investment yields will depend largely on the gross amount of our investment portfolio at that time. However, based upon the conservative nature of our investment portfolio and current experience, we do not believe a decrease in investment yields would have a material negative effect on our interest income.

As of June 30, 2012, the principal components of our debt portfolio were the $13.7 million Term Loan and the $55.0 million Credit Facility, both of which are denominated in United States dollars.

Our Credit Facility carries a variable interest rate that is tied to market indices. As of June 30, 2012, we had no direct borrowings and $7.4 million of letters of credit outstanding under our Credit Facility. Borrowings under the Credit Facility would have resulted in interest at a rate between approximately 1.99% and 4.00% per annum as of June 30, 2012. Interest on any future borrowings under the Credit Facility would, to the extent of outstanding borrowings, be affected by changes in market interest rates. A change in market interest rates on the variable rate portion of our debt portfolio would impact the interest expense incurred and cash flows.

The Term Loan carries a variable interest rate that is tied to market indices. The sensitivity analysis as it relates to this portion of our debt portfolio assumes an instantaneous 100 basis point move in interest rates from their levels as of June 30, 2012, with all other variables held constant. The principal amount of the Term Loan was $13.7 million as of June 30, 2012. A 100 basis point increase in market interest rates would result in additional annual interest expense on the Term Loan of approximately $0.1 million. A 100 basis point decline in market interest rates would correspondingly lower our annual interest expense on the Term Loan by approximately $0.1 million.

Based on the limited other variable rate debt included in our debt portfolio as of June 30, 2012, a 100 basis point increase in interest rates would result in additional interest expense incurred for the year of less than $0.1 million. A 100 basis point decrease in interest rates would correspondingly lower our interest expense for the year by less than $0.1 million.

Other than as described above, we do not believe that the market risk exposure on other financial instruments is material.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to our management on a timely basis to allow decisions regarding required disclosure. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2012. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2012, these controls and procedures were effective.

Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the fiscal quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” of our Form 10-K for the year ended September 30, 2011. The risks described in our Form 10-K are not the only risks that we face. Additional risks not presently known to us or that we do not currently consider significant may also have an adverse effect on us. If any of the risks actually occur, our business, results of operations, cash flows or financial condition could suffer.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by us during the quarter ended June 30, 2012 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
April 1 to April 30, 2012	27,265	$19.73	—	$7,000,000
May 1 to May 31, 2012	—	—	—	$7,000,000
June 1 to June 30, 2012	—	—	—	$7,000,000

Total	27,265	$19.73	—	$7,000,000

(1)	Represents shares repurchased directly from certain employees to satisfy income tax withholding obligations for such employees in connection with stock options that were exercised during the period.
(2)	In July 2008, our Board of Directors approved a program to repurchase up to $7.0 million of our outstanding common stock. Under the program, we may repurchase shares from time to time through solicited or unsolicited transactions in the open market or in negotiated or other transactions. In July 2012, our Board of Directors extended its authorization of the program from July 31, 2012 to July 31, 2014, and increased the amount of our outstanding stock authorized to be repurchased from $7.0 million to $10.0 million.

Item 6.	Exhibits

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Executive Vice President & Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Executive Vice President & Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DESTINATION MATERNITY CORPORATION

Date: August 7, 2012	By:	/s/ EDWARD M. KRELL
Edward M. Krell
Chief Executive Officer

Date: August 7, 2012	By:	/s/ JUDD P. TIRNAUER
Judd P. Tirnauer
Executive Vice President & Chief Financial Officer

INDEX OF EXHIBITS FILED WITH

FORM 10-Q OF DESTINATION MATERNITY CORPORATION

FOR THE QUARTER ENDED JUNE 30, 2012

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Executive Vice President & Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Executive Vice President & Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.