Form 10-K
period 2012-09-30
Destination Maternity Corp
filed 2012-12-14
CIK 896985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2012

or

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed using $18.57, the price at which the common equity was last sold as of March 31, 2012 (the last business day of the Registrant’s most recently completed second fiscal quarter), was approximately $241,000,000.

On December 3, 2012, there were 13,487,694 shares of the Registrant’s common stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders, expected to be held in the second quarter of fiscal 2013, are incorporated by reference into Part III of this Form 10-K.

PART I.

Our fiscal year ends on September 30. All references in this report to our fiscal years refer to the fiscal year ended on September 30 in the year mentioned. For example, our “fiscal 2012” ended on September 30, 2012. Unless otherwise indicated, operating data referred to in this report is as of September 30, 2012. As used in this report, the term “retail locations” includes our stores and leased departments and excludes locations where Kohl’s® sells our products under an exclusive product and license agreement, and international franchise locations. As used in this report, “stores” means our stand-alone stores in the United States, Puerto Rico and Canada which we operate.

Item 1.	Business

Overview

Destination Maternity Corporation (the “Company”, “we”, “us”, “our”) is the leading designer and retailer of maternity apparel in the United States and is the only nationwide chain of maternity apparel specialty stores. As of September 30, 2012, we operate 2,008 retail locations, including 625 stores in all 50 states, Puerto Rico and Canada, and 1,383 leased departments located within department stores and baby specialty stores throughout the United States and Puerto Rico. We are also the exclusive provider of maternity apparel to Kohl’s, which operates approximately 1,146 stores throughout the United States. We operate our 625 stores under three retail nameplates: Motherhood Maternity®, A Pea in the Pod® and Destination Maternity®. In addition to our 625 stores, we operate 1,383 maternity apparel departments, which we refer to as leased departments, within leading retailers such as Macy’s®, Sears®, Gordmans® and Boscov’s®. We are the exclusive maternity apparel provider in each of our leased department relationships. In fiscal 2012 we also operated leased departments in Babies“R”Us® stores. However, in connection with our new broad-based partnership with Bed Bath & Beyond Inc. and its subsidiary, Buy Buy Baby, Inc., (which we announced in May 2012) we discontinued operation of our 124 remaining leased departments in Babies“R”Us in late October 2012 and opened leased departments in select buybuy BABY® stores. As of November 30, 2012 we operate 10 leased departments in buybuy BABY stores. As of August 25, 2012, Bed Bath & Beyond Inc. had 71 buybuy BABY stores. Over time, we expect to significantly increase the number of buybuy BABY stores in which we have a maternity apparel leased department.

We also have expanded internationally and have entered into exclusive store franchise and product supply relationships in the Middle East, India and South Korea. As of September 30, 2012, we have 119 international franchised locations, comprised of 16 stand-alone stores in the Middle East, South Korea and India operated under the Destination Maternity retail nameplate, and 103 shop-in-shop locations in India and South Korea, in which we have a Company branded department operated under retail nameplates owned by our franchise partners. Finally, we also sell merchandise on the Internet, primarily through DestinationMaternity.com and our various brand-specific websites.

We maintain our leading position across all major price points of maternity apparel through our four distinct merchandise brands, which enable us to reach a broad range of maternity customers. Through our 625 stores and certain of our leased departments, we offer maternity apparel under our two primary merchandise brands, Motherhood Maternity (“Motherhood” or “Motherhood Maternity”) at value prices and A Pea in the Pod (“Pea” or “A Pea in the Pod”) at both contemporary and luxury prices. Our A Pea in the Pod Collection® (“Pea Collection”) is the distinctive premier maternity apparel line within the A Pea in the Pod brand, featuring exclusive designer label product at luxury prices. We also have two additional value-priced maternity apparel brands: our Oh Baby by Motherhood® collection, which we sell exclusively through Kohl’s, and our Two Hearts® Maternity by Destination Maternity® collection, available exclusively at Sears stores. Our brands are the exclusive maternity apparel offering in each of these chains.

We believe that one of our key competitive advantages is our ability to fulfill, in a high-service store environment, all of an expectant or nursing mother’s clothing needs, including casual and career wear, formal attire, lingerie, sportswear and outerwear, in sizes that cover all trimesters of the maternity cycle. We believe that our vertically-integrated business model enables us to offer the broadest assortment of in-stock, fashionable maternity apparel. We design and contract for the production of over 90% of the merchandise we sell using sewing factories located throughout the world, predominantly outside of the United States.

In recent years, we have developed and introduced new multi-brand store concepts to offer merchandise from our various brands in a single location, in order to provide a broader product assortment at multiple price ranges to our customers and to increase average store sales and profitability. We believe the continued rollout of our multi-brand store initiative provides the opportunity for us to improve store operating profit margins over time by reducing store operating expense percentages through economies of scale, and may increase overall sales in the geographical markets they serve. Our multi-brand stores are operated under our Destination Maternity nameplate, which includes Destination Maternity combo stores (carrying Motherhood Maternity and A Pea in the Pod merchandise) and Destination Maternity superstores, which also carry both our Motherhood and Pea merchandise brands, as well as a significant array of maternity-related products and customer service features. These Destination Maternity stores are larger and have historically had higher average sales than our average store. Opening these Destination Maternity stores will typically involve closing two or more smaller stores and may result in one-time store closing costs resulting primarily from early lease terminations. In fiscal 2012 we closed 12 stores in connection with the opening of Destination Maternity nameplate stores and, from fiscal 2005 through fiscal 2012, we have closed 129 stores in connection with the opening of Destination Maternity nameplate stores.

In recent years, in addition to having closed some stores in connection with the opening of Destination Maternity nameplate stores, we have also evaluated our retail store base to identify and, in many cases, close underperforming stores (referred to as “prunings”) where we can do so without disproportionate exit cost. These prunings typically add to our profitability by eliminating the operating expense of an underperforming store while also typically transferring some of the sales from the closed store to other stores and/or leased departments we operate in that geographical area. In fiscal 2012 we closed 29 underperforming stores and, from fiscal 2005 through fiscal 2012, we have closed 263 underperforming stores.

We plan to open approximately 14 – 20 new retail stores during fiscal 2013, of which we expect approximately 7 – 10 will be new Destination Maternity combo or superstores. We estimate that we will close approximately 34 – 51 stores in fiscal 2013, with approximately 14 – 20 of these store closings related to the opening of new Destination Maternity stores, and the remainder of these store closings related to prunings.

Currently, we operate 34 Motherhood stores in Canada and a Motherhood website under a Canadian URL (MotherhoodCanada.ca). In addition, we believe there is a significant opportunity to continue to develop international sales beyond Canada. We currently have franchise agreements in place in the Middle East, India and South Korea. The initial franchise stores through our arrangement in the Middle East opened during 2009 and, as of September 30, 2012, there are 13 of our franchise stores operating in the Middle East. Beginning during fiscal 2009, we began offering our Motherhood Maternity branded merchandise in maternity shop-in-shops located in our India franchisee’s Mom & Me® stores and in franchise stores. As of September 30, 2012, our merchandise is offered in 90 Mom & Me stores and one franchise store in India. Beginning during fiscal 2011, we began offering our Motherhood Maternity branded merchandise in maternity shop-in-shops located in our South Korea franchisee’s Nextmom® stores and in franchise stores. As of September 30, 2012, our merchandise is offered in 13 Nextmom stores and two franchise stores in South Korea.

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

Industry Overview

We are unaware of any reliable external data on the size of the maternity apparel business. We believe that there is an opportunity to grow our business by selling maternity clothes to those pregnant women who currently purchase loose-fitting or larger-sized non-maternity clothing as a substitute or partial substitute for maternity wear. We also believe that our business can grow by reducing the amount of “hand-me-down” and “borrowing” associated with maternity apparel, particularly in the value-priced segment. Additionally, although we are not wholly unaffected by external factors (such as fluctuations in the birth rate), we believe that the demand for maternity apparel is relatively stable when compared to non-maternity apparel. Expectant mothers continue to need to replace most of their wardrobe and the current rate of approximately four million United States births per year has remained relatively stable over the last decade, although the number of births has declined by approximately 8.8% in the United States from 2007 to mid-2012, the period of latest available information. Also, although we are affected by fashion trends, we believe that maternity apparel is less fashion sensitive than women’s specialty apparel in general, as demand is driven primarily by the need to replace wardrobe basics as opposed to a desire to add to one’s wardrobe in order to meet current fashion trends.

Our Competitive Strengths

We are the leader in maternity apparel.     We are the leading designer and retailer of maternity apparel in the United States and are the only nationwide chain of maternity apparel specialty stores. We believe that our brands are the most recognized in maternity apparel. We have established a broad distribution network, with stores in a wide range of geographic areas and retailing venues. In addition, we have a leading position across all major price points of maternity apparel through our retail store nameplates and our merchandise brands. Our exclusive focus on maternity apparel and our leadership position enable us to gain a comprehensive understanding of the needs of our maternity customers and keep abreast of fashion and product developments. We further enhance our leadership position, increase market penetration and build our brands by distributing our products under exclusive leased department and licensed relationships. We are also using the strength of our products, brands and store nameplates in the United States to expand internationally. As of September 30, 2012, we operate 34 stores in Canada and we have 119 international franchised locations, comprised of 16 stand-alone stores in the Middle East, South Korea and India operated under our Destination Maternity retail nameplate, and 103 shop-in-shop locations in India and South Korea, in which we have a Company branded department operated under retail nameplates owned by our franchise partners.

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

We are vertically integrated.     We design and contract manufacture over 90% of the merchandise we sell. We believe that vertical integration enables us to offer the broadest assortment of maternity apparel, to respond quickly to fashion trends and to optimize in-stock levels. We combine our in-house design expertise, domestic and international sourcing capabilities, a rapid inventory replenishment process and extensive proprietary systems to enhance operational and financial results.

We utilize a rapid inventory replenishment system.     We are able to offer a wide selection of merchandise in our retail locations due, in large part, to our rapid inventory replenishment system. Our proprietary inventory replenishment system enables us to offer our customers a much broader selection than any of our competitors, without dedicating retail space to “back-stock” storage. We coordinate the rapid replenishment of inventory for all of our retail locations through our Philadelphia, Pennsylvania distribution centers to meet the individualized needs of our retail locations. Our stores receive shipments from our distribution centers between one and seven times per week. This enables us to maintain a high percentage in-stock merchandise position in each of our stores.

We have proprietary systems that support our business.     In order to support our vertically-integrated business model and inventory replenishment system, we have developed a fully integrated, proprietary enterprise resource planning (“ERP”) system. This system includes our point-of-sale systems, our merchandise analysis and planning systems, our materials requirement planning system, and our web-based, global sourcing and logistics systems. These systems also support our automated picking and sorting systems and other aspects of our logistics infrastructure. We believe that our proprietary systems enable us to offer a broad product assortment, rapidly replenish inventory in our retail locations, and respond quickly to fashion trends.

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

We are able to enhance our leadership position by distributing our products under exclusive leased department and licensed relationships.     As of September 30, 2012, we operate 1,383 leased departments within leading retailers such as Macy’s, Sears, Gordmans and Boscov’s. We are also the exclusive provider of maternity apparel to Kohl’s pursuant to an exclusive licensed relationship. We believe that we have an opportunity to continue to increase the sales we generate from these ongoing relationships through expanding our relationships with our current partners as well as developing relationships with new partners. In fiscal 2012, we also operated leased departments in Babies“R”Us stores. However, in connection with our new broad-based partnership with Bed Bath & Beyond Inc. and its subsidiary, Buy Buy Baby, Inc., (which we announced in May 2012) we discontinued operation of our 124 remaining leased departments in Babies“R”Us in late October 2012 and opened leased departments in select buybuy BABY stores. As of November 30, 2012 we operate 10 leased departments in buybuy BABY stores. As of August 25, 2012, Bed Bath & Beyond Inc. had 71 buybuy BABY stores. Over time, we expect to significantly increase the number of buybuy BABY stores in which we have a maternity apparel leased department.

We have a highly experienced management team.     We have a management team with significant experience in all aspects of the retail and apparel business, including our Chief Executive Officer (“CEO”), Ed Krell, who has served as a senior executive of the Company for over 10 years and has over 25 years of business experience encompassing apparel, retail, finance and overall management, and our President, Chris Daniel, who has over 20 years of women’s apparel merchandising experience.

Merchandise Brands

We believe that our brands are the most recognized brands in the maternity apparel business. We sell our merchandise under the following four distinct brands:

Brand	Brand Positioning	Typical Apparel Price Range
Motherhood Maternity	Broad assortment of the latest fashions, offering great quality merchandise at everyday low prices	$10 – $ 45

A Pea in the Pod	Contemporary, fashion—forward and luxury, offering sophisticated career, as well as fun casual merchandise, including exclusive designer labels	$18 – $395

Two Hearts Maternity by Destination Maternity	Select assortment of the latest fashions, offering great quality merchandise at value price points	$ 8 – $ 36

Oh Baby by Motherhood	Select assortment of the latest fashions, offering great quality merchandise at value price points	$ 8 – $ 36 (1)

(1)	Kohl’s, which sells our Oh Baby by Motherhood brand under an exclusive product and license agreement, sets the prices for this merchandise.

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

Two Hearts Maternity by Destination Maternity.     Our Two Hearts Maternity by Destination Maternity collection is available at over 500 Sears locations throughout the United States through an exclusive leased department relationship. This collection delivers the latest in career and casual sportswear as well as dresses, swimwear, lingerie and nursing-friendly sleepwear, all specially designed to compliment the pregnant silhouette, with most items selling for under $25.

Oh Baby by Motherhood.     Our Oh Baby by Motherhood collection is available at over 1,100 Kohl’s stores throughout the United States and on Kohls.com. The Oh Baby by Motherhood collection is available at all Kohl’s stores under an exclusive product and license agreement. The collection features a modern assortment of quality fashions, with most items having initial prices (before price promotions) under $40.

Retail Nameplates

We sell maternity apparel through the stores, leased departments and licensed relationships identified in the table below.

Store Nameplate	Description of Target Location	Brand(s) Carried	Typical Apparel Price Range		Average Size (Sq. Ft.)
Stores:

Motherhood Maternity	Mid-priced and moderate regional malls, strip and power centers, and central business districts	Motherhood	$10 – $ 45		1,800

A Pea in the Pod	Mid-priced and high-end regional malls, lifestyle centers, central business districts and some stand-alone stores in affluent street locations	Pea (including, in some cases, Pea Collection)	$18 – $395		2,100

Destination Maternity	Combo stores located in mid-priced regional malls and lifestyle centers	Motherhood; Pea (including, in some cases, Pea Collection)	$10 – $395		Combo stores 2,900
	Superstores located primarily in outdoor and power centers and central business districts				Superstores 6,200

Leased Departments:

Macy’s	Mid-priced regional malls	Motherhood; Pea	$10 – $240		—

Sears	Mid-priced and moderate regional malls	Two Hearts Maternity by Destination Maternity	$ 8 – $ 36		—

Gordmans	Big box power centers	Motherhood	$10 – $ 45		—

Boscov’s	Mid-priced and moderate regional malls	Motherhood	$10 – $ 45		—

buybuy BABY (1)	Big box power centers	Motherhood; Pea	$10 – $200		—

Exclusive Licensed Relationship:

Kohl’s	Big box power centers	Oh Baby by Motherhood	$ 8 – $ 36	(2)	—

(1)	Beginning in late October 2012 our maternity apparel is available in leased departments in select buybuy BABY stores through our new broad-based partnership with Bed Bath & Beyond Inc. and its subsidiary, Buy Buy Baby, Inc.

(2)	Kohl’s, which sells our Oh Baby by Motherhood brand under an exclusive product and license agreement, sets the apparel price range for this merchandise.

The following table sets forth our store count by nameplate as of September 30, 2012.

Store Count as of September 30, 2012
Motherhood Maternity	507
A Pea in the Pod	36
Destination Maternity:
Combo stores	50
Superstores	32

Total Destination Maternity stores	82

Total stores (1)	625

(1)	Excludes (i) leased departments, (ii) locations where Kohl’s sells our products under an exclusive product and license agreement and (iii) international franchised locations.

Major regional malls with several department stores and a wide range of price points may be able to accommodate a Destination Maternity store, or more than one maternity store. Our retail nameplates provide us with the ability to address multiple price alternatives at a given mall. As of September 30, 2012, we had two of our store concepts in nine major regional malls. Our preference is, over time and assuming we can obtain a suitable location under acceptable financial terms, to operate one larger-sized multi-brand store under the Destination Maternity nameplate in or near these malls, rather than two smaller single-brand stores.

Motherhood Maternity Stores.     Motherhood Maternity is our largest chain with 507 stores as of September 30, 2012. Motherhood is positioned with a broad assortment of quality fashion at everyday low prices. Motherhood stores average approximately 1,800 square feet and are located primarily in mid-priced and moderate regional malls, strip and power centers, and central business districts. Motherhood stores include 84 outlet locations that carry Motherhood-branded merchandise as well as some closeout merchandise. In fiscal 2012, we opened two new Motherhood outlets and closed 30 Motherhood stores and outlets, with eight of these store closings related to Destination Maternity store openings. As of September 30, 2012, we operated 34 Motherhood stores in Canada and believe that market opportunities may permit us to open additional stores in Canada in the future.

A Pea in the Pod Stores.     As of September 30, 2012, we had 36 A Pea in the Pod stores, averaging approximately 2,100 square feet. Certain of the A Pea in the Pod stores are located in mid-priced regional malls, lifestyle centers and central business districts while others are located in upscale venues, including Beverly Hills, Water Tower Place, South Coast Plaza and Newbury Street. In fiscal 2012, we closed seven Pea stores, with four of these store closings related to Destination Maternity store openings.

Destination Maternity Stores.     As of September 30, 2012, we had 82 Destination Maternity stores averaging approximately 4,200 square feet, including 50 Destination Maternity combo stores and 32 Destination Maternity superstores.

Destination Maternity Combo Stores.     As of September 30, 2012, we had 50 Destination Maternity combo stores. Our combo stores are larger (average of approximately 2,900 square feet) than our single-brand stores, generally have higher average sales volume than our average store and provide the opportunity to improve store operating profit margins over time. A new combo store often involves closing two stores (often one Motherhood store and one Pea store), although we sometimes close only one store in a given geographical market in situations where we believe we can expand sales through replacing a single-brand store with a Destination Maternity combo store. Store closings will sometimes involve one-time store closing costs resulting primarily from early lease terminations. Based on our internal research, we believe that over the next several years we have the potential to expand the Destination Maternity combo store chain to 70 or more total Destination Maternity combo stores in the United States. In fiscal 2012, we opened two Destination Maternity combo stores and closed four Destination Maternity combo stores.

Destination Maternity Superstores.     As of September 30, 2012, we had 32 Destination Maternity superstores. Destination Maternity superstores currently carry both of our primary merchandise brands (Motherhood and Pea), plus a greatly expanded line of maternity-related accessories, nursing products, health and fitness products, books, and body and nutritional products. Our Destination Maternity superstores also typically feature a dedicated “learning center” area for maternity-related classes, a “relax area” for husbands and shoppers alike, and an inside play area for the pregnant mom’s toddlers and young children, with seven of our superstores also having our edamame® Maternity Spa®. These elements combine to give our Destination Maternity superstore not only the largest assortment of maternity apparel and accessories available, but also a unique and engaging atmosphere and experience for the maternity customer. A new Destination Maternity superstore typically involves closing at least two, and sometimes more, single-brand stores, is expected to decrease store operating expense percentages through economies of scale, and may increase overall sales in the geographical areas it serves. Destination Maternity superstores range from nearly 3,700 square feet to approximately 11,400 square feet, with an average of approximately 6,200 square feet for the 32 stores open as of September 30, 2012. In February 2006, we opened our flagship Destination Maternity superstore on the corner of 57th Street and Madison Avenue in New York City’s Manhattan borough. This is the largest maternity apparel store in the world, spanning three floors and including our edamame Maternity Spa, all of our primary apparel brands, prenatal education and yoga classes, a juice bar with Internet access, relax area and children’s play area. As the only national apparel retailer that is solely focused on maternity, we are further differentiating ourselves as the ultimate maternity apparel destination with these large, well-assorted, “must visit” superstores. We opened four Destination Maternity superstores during fiscal 2012. Based on our internal research, we believe that over the next several years we have the potential to expand the Destination Maternity superstore chain to 50 or more total Destination Maternity superstores in the United States.

Leased Departments.     In addition to the stores we operate, we have arrangements with department stores and baby specialty stores, including Macy’s, Sears, buybuy BABY, Gordmans and Boscov’s, to operate maternity apparel departments in their stores. We are the exclusive maternity apparel provider in each of our leased department locations. We staff these leased departments at varying levels and maintain control of the pricing terms and the timing and degree of the markdowns of our merchandise that is sold in the leased departments. We operate our leased departments during the same hours and days as the host store and are responsible for replenishment of the merchandise in the leased departments. These leased departments typically involve the lease partner collecting all of the revenue from the leased department. The revenue is remitted to us, less a fixed percentage of the net sales earned by the lease partner as stipulated in each agreement.

The following table sets forth our leased department count by lease partner as of September 30, 2012.

	Leased Department Count as of September 30, 2012
Macy’s	621
Sears	515
Babies“R”Us	124	(1)
Gordmans	83
Boscov’s	40

Total leased departments (2)(3)	1,383

(1)	During October 2012 we closed all 124 remaining Babies“R”Us leased department locations.

(2)	Excludes (i) locations where Kohl’s sells our products under an exclusive product and license agreement and (ii) international franchised locations.

(3)	Beginning in late October 2012 our maternity apparel is available in leased departments in select buybuy BABY stores through our new broad-based partnership with Bed Bath & Beyond Inc. and its subsidiary, Buy Buy Baby, Inc. As of August 25, 2012, Bed Bath & Beyond Inc. had 71 buybuy BABY stores, including 10 stores as of November 30, 2012, in which we operate leased departments. Over time, we expect to significantly increase the number of buybuy BABY stores in which we have a maternity apparel leased department.

Exclusive Licensed Relationship.     Our Oh Baby by Motherhood collection is available at all Kohl’s stores under an exclusive product and license agreement. The collection was launched in February 2005 at Kohl’s stores throughout the United States and on Kohls.com. As of September 30, 2012, Kohl’s operated approximately 1,146 stores throughout the United States.

International.     Currently, we operate 34 Motherhood stores in Canada and a Motherhood website under a Canadian URL (MotherhoodCanada.ca).

In October 2008, we announced our planned expansion into six key markets in the Middle East through an international franchise agreement with Multi Trend, a member of the Al-Homaizi Group, to introduce our brands into the Middle East. The initial franchise stores through our arrangement in the Middle East opened during 2009 and, as of September 30, 2012, there are 13 of our franchise stores operating in the Middle East.

In April 2009, we announced our planned expansion into India through an international franchise agreement with Mahindra Retail, part of the Mahindra Group, to introduce our brands into India. We have initially made our Motherhood Maternity product available for sale in maternity shop-in-shops located in Mahindra Retail’s Mom & Me stores (which carry infant and children’s apparel and non-apparel merchandise, as well as maternity apparel) and in franchise stores in India. As of September 30, 2012, our Motherhood Maternity merchandise is offered in 90 Mom & Me stores and one franchise store in India.

In June 2011, we announced our expansion into South Korea through an international franchise agreement with Agabang & Company, to introduce our brands into South Korea. We have initially made our Motherhood Maternity and A Pea in the Pod product available for sale in maternity shop-in-shops located in Agabang & Company’s Nextmom stores (which carry infant and children’s apparel and non-apparel merchandise, as well as maternity apparel) and in franchise stores in South Korea. As of September 30, 2012, our Motherhood Maternity and A Pea in the Pod merchandise is offered in 13 Nextmom stores and two franchise stores in South Korea.

We continue to evaluate other international sales opportunities. As our Middle East, India and South Korea franchise relationships demonstrate, we anticipate that our initial international strategy will consist primarily of franchising, licensing or similar arrangements with foreign partners. Our longer term strategy may include licensing arrangements with foreign partners, as well as potentially entering into wholesale business arrangements, entering into joint ventures or developing our own operations in certain countries.

Internet Operations

We sell our merchandise on the Internet primarily at our DestinationMaternity.com website and our brand-specific websites such as Motherhood.com and APeaInThePod.com. We also sell our merchandise through our Canadian website, MotherhoodCanada.ca. We believe that many pregnant women use the Internet to find maternity-related information and to purchase maternity clothes. Our websites are therefore important tools for educating existing and potential customers about our brands and driving traffic to our stores. Our DestinationMaternity.com website contains maternity advice and information, related baby product information and editorial content. Our marketing and technology capabilities and the replenishment capabilities of our distribution centers and stores enable us to incorporate Internet design, operations and fulfillment into our existing operations. We believe that our Internet operations represent a continued growth opportunity for the Company both by increasing Internet sales and by using the Internet to drive store sales. Our Internet sales increased 26% in fiscal 2012 and 114% over the last three fiscal years, and we look to continue to increase sales driven by our Internet operations in the future.

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

Merchandising, Design and Inventory Planning and Allocation

Merchandising.     We strive to maintain an appropriate balance between new merchandise and proven styles, as well as between basic and fashion items. Our merchandising decisions are based on current fashion trends, as well as input from our designers and outside vendors. This information is used in conjunction with the item-specific sales data provided by our proprietary merchandising and replenishment system. Each brand has its own team of merchants, designers and planners. These teams are led by the head merchant of the brand who each report to our President.

Design.     Our design department creates and produces samples and patterns for our contract-manufactured products under the guidance of the merchandising department. The design of our products begins with a review of European and New York runway trends, current non-maternity retail fashion trends, fashion reporting service information and fabric samples. The designers review our best selling items from prior seasons and integrate current fashion ideas from the non-maternity apparel business.

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

Production and Distribution

We design and contract for the production of over 90% of the merchandise we sell using sewing factories located throughout the world, predominantly outside of the United States, and we continue to seek additional contractors for our sourcing needs. No individual contractor represents a material portion of our sewing. A majority of our merchandise is purchased “full package” as finished product made to our specifications, typically utilizing our designs. Fabric, trim and other supplies are obtained from a variety of sources. Substantially all of the merchandise produced outside of the United States is paid for in United States dollars.

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

Finished garments from contractors and other manufacturers are received at our primary distribution center in Philadelphia, Pennsylvania. Garments are inspected using statistical sampling methods and stored for picking. Our primary distribution center utilizes sophisticated fulfillment technology to serve as a replenishment center, as opposed to solely a distribution center. This distribution center sends selections from our overall inventory that meet the specific needs of each individual retail location, with shipments sent to each retail location between one and seven times per week. Retail location replenishment decisions are made automatically based upon target inventories established by the planning and allocation department and individual retail location sales data. Our primary distribution center uses several automated systems, including our pick-to-light system for flat-packed goods and our hanging garment sortation system, which speed up deliveries to our retail locations and reduce costs. Freight is routed through zone-skipping, over-the-road carriers and delivered locally by a variety of carriers, and is supplemented by a small percentage of second-day air, providing one to three day delivery to our retail locations.

Since 2003 we have been certified to participate in Customs-Trade Partnership Against Terrorism (“C-TPAT”), a United States Department of Homeland Security sponsored program, with United States Customs and Border Protection (“U.S. Customs”), through which we implement and monitor our procedures to manage the security of our supply chain as part of the effort to protect the United States and our imported products against potential acts of terrorism. Since 2005 we have been certified to participate in the Importer Self-Assessment Program (“ISA”), a U.S. Customs program available only to C-TPAT participants with strong internal controls. Through our participation in the ISA program, we assume responsibility for monitoring our own compliance activities with applicable U.S. Customs regulations in exchange for certain benefits, which may help increase efficiency in importing. These benefits include exemption from certain government audits, increased speed of cargo release from U.S. Customs, front of the line access to U.S. Customs cargo exams, enhanced prior disclosure rights from U.S. Customs in the event of alleged trade violations, availability of voluntary additional compliance guidance from U.S. Customs, and less intrusive government oversight of trade compliance. In 2010, we were granted Tier 3 Status within the C-TPAT program, the highest level of recognition currently available.

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

Advertising and Marketing

We believe that we drive traffic into our stores through the power of our brands, referrals to friends and family from current and prior customers, our various websites and, perhaps most importantly, our convenient, high-traffic locations in various types of shopping malls and, to a much lesser extent, street locations. Therefore, we have modest advertising and marketing expenditures. Our marketing efforts include publicity, e-mail marketing, web-based advertising, in-store marketing and prenatal consumer-targeted advertising. For our Destination Maternity superstores, we advertise locally prior to each grand opening and continue to advertise both nationally and, at times, locally after the store opens. We advertise one or more of our brands in pregnancy-targeted publications, such as Fit Pregnancy, Pregnancy & Newborn, BabyTalk-Pregnancy Planner, Parenting Early Years, New Parent and American Baby. For our luxury A Pea in the Pod brand, we advertise in high-fashion publications, such as InStyle. In addition, we utilize our publicity efforts to generate free editorial coverage for all of our brands on broadcast television, radio, social media, the Internet and in magazines and newspapers.

Competition

Our business is highly competitive and characterized by low barriers to entry. The following are several factors important to competing successfully in the retail apparel industry: breadth of selection in sizes, colors and styles of merchandise; product procurement and pricing; ability to anticipate fashion trends and customer preferences; inventory control; reputation; quality of merchandise; store design and location; visual presentation and advertising; and customer service. We face competition in our maternity apparel lines from various sources, including department stores, specialty retail chains, discount stores, independent retail stores and catalog and Internet-based retailers, from both new and existing competitors. Many of our competitors are larger and have substantially greater financial and other resources than us. Our mid- and luxury-priced merchandise faces a highly fragmented competitive landscape that includes locally based, single unit retailers, as well as a handful of multi-unit maternity operations, none of which we believe has more than 10 stores nationwide. In the value-priced maternity apparel business, we currently face competition on a nationwide basis from retailers such as Gap®, H&M®, Old Navy®, Target® and Wal-Mart®. In addition, with our exit from Babies“R”Us in late October 2012 (in connection with our new broad-based partnership with Bed Bath & Beyond Inc. and its subsidiary, Buy Buy Baby, Inc.), in November 2012, Toys “R” Us, Inc. announced that it had entered into a partnership with Thyme Maternity, a Canada based company, for a collection of maternity apparel and accessories to be featured in approximately 150 Babies“R”Us stores in the United States. Substantially all of these competitors also sell maternity apparel on their websites.

Employees

As of September 30, 2012, we had approximately 1,800 full-time and 2,900 part-time employees. None of our employees are covered by a collective bargaining agreement. We consider our employee relations to be good.

Executive Officers of the Company

The following table sets forth the name, age and position of each of our executive officers:

Name	Age	Position
Edward M. Krell	50	Chief Executive Officer
Christopher F. Daniel	55	President
Judd P. Tirnauer	44	Executive Vice President & Chief Financial Officer
Ronald J. Masciantonio	35	Executive Vice President, Chief Administrative Officer & General Counsel

Edward M. Krell has served as our Chief Executive Officer and a director since October 2008. From August 2010 to May 2011, Mr. Krell also served as the Company’s President. From July 2008 until October 2008, Mr. Krell served as our Chief Operating Officer and from May 2007 to July 2008, Mr. Krell served as our Chief Operating Officer & Chief Financial Officer. From November 2003 to May 2007, Mr. Krell served as our Executive Vice President—Chief Financial Officer, having served as Senior Vice President—Chief Financial Officer from the time he joined us in January 2002 until November 2003. Prior to joining us, Mr. Krell served in various senior financial management positions, including having served as Chief Financial Officer of London Fog Industries, Inc., a wholesale and retail distributor of rainwear and outerwear. Mr. Krell began his career as an investment banker with Kidder, Peabody & Co. Incorporated and earned a Masters of Business Administration degree from Stanford University and a Bachelor of Arts degree from Harvard University. In 2010, Mr. Krell was named Citizen of the Year by the March of Dimes, Southeast Pennsylvania Division. In 2012, Mr. Krell was honored by Dignity U Wear as one of Dignity’s Champions for his leadership role in facilitating our partnership with this charitable organization benefitting disadvantaged women.

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

Ronald J. Masciantonio has served as our Executive Vice President & General Counsel since November 2011 and was named to the additional position of Chief Administrative Officer in November 2012. From April 2010 to November 2011, Mr. Masciantonio served as our Senior Vice President & General Counsel, having previously served as our Vice President & General Counsel since August 2006. In August 2006, Mr. Masciantonio rejoined us, after having previously served as our Assistant General Counsel from February 2004 to May 2005. From May 2005 to August 2006, Mr. Masciantonio was Assistant General Counsel, North America for Taylor Nelson Sofres, N.A., a market research company with global headquarters in London, England. Prior to joining us originally in February 2004, Mr. Masciantonio was an Associate at the law firm of Pepper Hamilton LLP in Philadelphia, Pennsylvania from September 2001 to February 2004. Mr. Masciantonio received his Juris Doctorate legal degree from Temple University School of Law in Philadelphia, Pennsylvania.

Our executive officers are appointed annually by our Board of Directors and serve at the discretion of the Board. There are no family relationships among any of our executive officers.

Intellectual Property

We own trademark and service mark rights that we believe are sufficient to conduct our business as currently operated. We own several trademarks, including Destination Maternity Corporation®, A Pea in the Pod®, A Pea in the Pod Collection®, Motherhood®, Motherhood Maternity®, Destination Maternity®, edamame® Maternity Spa®, Two Hearts® Maternity, Oh Baby by Motherhood® and Motherhood Maternity Outlet®. Additionally, we own the marks Secret Fit Belly®, Mimi Maternity® and Maternity Redefined®.

In addition, from time to time, we may pursue patent protection for certain maternity apparel related technologies that we develop. For example, in October 2010 and March 2011 we were granted patents for our Secret Fit Belly. The Secret Fit Belly is made of seamless super stretch fabric that can form part of nearly any type of bottom (such as jeans, pants, shorts and skirts) to provide a better, more comfortable fit and a seamless look. In October 2012 we filed a lawsuit against Target Corporation and others for infringement of our proprietary patented Secret Fit Belly® technology.

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

Our performance is subject to worldwide economic conditions and their impact on levels of consumer spending. Over the past four years economic conditions have deteriorated significantly followed by a weak recovery and such economic conditions may remain depressed, or be subject to further deterioration. Some of the factors that are having an impact on discretionary consumer spending include general economic conditions, employment, consumer debt, reductions in net worth based on securities market declines, residential real estate and mortgage markets, taxation, healthcare costs, fuel and energy prices, interest rates, credit availability, consumer confidence and other macroeconomic factors.

The worldwide apparel industry is heavily influenced by general economic cycles. Apparel retailing is a cyclical industry that is heavily dependent upon the overall level of consumer spending. Purchases of specialty apparel and related goods tend to be highly correlated with the cycles of the levels of disposable income of consumers. As a result, any substantial deterioration in general economic conditions could materially and adversely affect our net sales and results of operations. Downturns, or the expectation of a downturn, in general economic conditions could materially and adversely affect consumer spending patterns, our sales and our results of operations.

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

The turmoil in the financial markets in 2008-2009 resulted in extreme volatility in security prices and diminished liquidity and credit availability, and there can be no assurance that our liquidity will not be affected by changes in the financial markets and the global economy. Tightening of the credit markets and future turmoil in the financial markets could also make it more difficult for us to access funds, to refinance our existing indebtedness (if necessary), to enter into agreements for new indebtedness, or to obtain funding through the issuance of our securities.

In addition, the effect from the 2008-2009 credit crisis had a significant negative impact on businesses around the world, and the potential impact of this crisis, or potential future crises, on our suppliers cannot be predicted. The inability of suppliers to access liquidity, or the insolvency of suppliers, could lead to their failure to deliver our merchandise. Worsening economic conditions could also result in difficulties for financial institutions (including bank failures) and other parties that we may do business with, which could potentially impair our ability to access financing under existing arrangements or to otherwise recover amounts as they become due under our other contractual arrangements. Additionally, either as a result of, or independent of, the current financial difficulties and economic weakness in the United States, material fluctuations in currency exchange rates could have a negative impact on our business.

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

Our comparable sales and quarterly results of operations have fluctuated in the past and can be expected to continue to fluctuate in the future and are affected by a variety of factors, including:

•	the opening of new stores, the closing of existing stores, and the success of our leased department and licensed relationships;

•	the timing of new store openings and leased department and licensed brand business openings;

•	the timing of the fulfillment of purchase orders under our product and license arrangements;

•	the extent of cannibalization of sales volume of some of our existing retail locations by our new retail locations opened in the same geographic markets or by our Internet sales;

•	changes in our merchandise mix;

•	any repositioning of our brands;

•	general economic conditions and, in particular, the retail sales environment;

•	calendar shifts, including shifts of holiday or seasonal periods, or shifts in the number of weekend days occurring in a given calendar period;

•	changes in pregnancy rates and birth rates;

•	actions of competitors;

•	the level of success and/or actions of anchor tenants where we have stores or leased department and licensed relationships;

•	fashion trends; and

•	weather conditions and seasonality.

If, at any time, our comparable sales or quarterly results of operations decline or do not meet the expectations of investors, the price of our common stock could decline substantially.

Our share price may be volatile and could decline substantially.

The market price of our common stock has been, and is expected to continue to be, volatile, both because of actual and perceived changes in our financial results and prospects, and because of general volatility in the stock market. The factors that could cause fluctuations in our share price may include, among other factors discussed in this section, the following:

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

In addition, the stock markets have experienced significant price and trading volume fluctuations from time to time, and the market prices of the equity securities of retailers have been extremely volatile and are sometimes subject to sharp price and trading volume changes. These broad market fluctuations may materially and adversely affect the market price of our common stock.

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

There can be no assurance that we will be able to grow our business and achieve our goals. Even if we succeed in establishing new stores, further developing our leased department and licensed relationships and further expanding our international relationships, we cannot assure that these initiatives will achieve planned revenue or profitability levels in the time periods estimated by us, or at all. If any of these initiatives fails to achieve or is unable to sustain acceptable revenue and profitability levels, we may incur significant costs. For example, in connection with our new broad-based partnership with Bed Bath & Beyond Inc. and its subsidiary, Buy Buy Baby, Inc., (which we announced in May 2012) we discontinued operation of our 124 remaining leased departments in Babies“R”Us in October 2012 and opened leased departments in select buybuy BABY stores. Although we are confident that the new relationship with Bed Bath & Beyond Inc. and Buy Buy Baby, Inc. will be a profitable one for our Company and our stockholders, there is no guarantee of success.

Our business, financial condition and results of operations may be materially and adversely impacted at any time by a significant number of competitors.

We operate in a highly competitive environment characterized by few barriers to entry. We compete against department stores, specialty retail chains, discount stores, independent retail stores and catalog and Internet-based retailers. Many of our competitors are larger and have substantially greater financial and other resources than us. Further, we do not typically advertise using television and radio media and thus do not reach customers through means our competitors may use. Our mid- and luxury-priced merchandise faces a highly fragmented competitive landscape that includes locally based, single unit retailers, as well as a handful of multi-unit maternity operations, none of which we believe have more than 10 stores nationwide. In the value-priced maternity apparel business, we face competition on a nationwide basis from retailers such as Gap, H&M, Old Navy, Target and Wal-Mart. In addition, with our exit from Babies“R”Us in late October 2012 (in connection with our new broad-based partnership with Bed Bath & Beyond Inc. and its subsidiary, Buy Buy Baby, Inc.), in November 2012, Toys“R”Us, Inc. announced that it had entered into a partnership with Thyme Maternity, a Canada based company, for a collection of maternity apparel and accessories to be featured in approximately 150 Babies“R”Us stores in the United States. Substantially all of these competitors also sell maternity apparel on their websites. Our business, financial condition and results of operations may be materially and adversely affected by this competition, including the potential for increased competition in the future. For example, the maternity apparel business has previously experienced oversupply conditions due to increased competition in the maternity apparel business, which resulted in a greater level of industry-wide markdowns and markdowns recognized by us on sales from our retail locations. There can be no assurance that these conditions will not occur again or worsen.

Our relationships with third-party retailers may not be successful.

We cannot guarantee successful results from or the continuation of our leased department and licensed relationships with third-party retailers such as Macy’s, Sears, buybuy BABY, Gordmans, Boscov’s and Kohl’s. Under our agreement with Kohl’s, subject to certain notice obligations, Kohl’s is not obligated to purchase any maternity apparel from us and we are not obligated to sell any maternity apparel to them. We do not control the pricing terms or the timing or degree of the markdowns at Kohl’s. Under our agreements with our leased department partners, those partners do not make any promises or representations as to the potential amount of business we can expect from the sale of our product in their stores. For example, as we previously announced, we discontinued offering maternity apparel in our 124 remaining Babies“R”Us locations in October 2012 in connection with our new broad-based partnership with Bed Bath & Beyond Inc. and its subsidiary, Buy Buy Baby, Inc. The success of our leased department and licensed brand businesses is highly dependent on the actions and decisions of the third-party retailers, which are outside of our control. The retailers could limit the merchandise carried, close stores, go out of business or terminate their agreements with us. Our failure to properly manage our leased department and licensed brand businesses (including any failure by us in timely delivering goods to any third-party retailer or any failure to respond to the actions of, or changes in, business conditions at third-party retailers) would have a direct impact on the profitability and continuation of these relationships.

Our business depends on sustained demand for maternity clothing and is sensitive to birth rates, women’s fashion trends, economic conditions and consumer spending.

Our business depends upon sustained demand for maternity clothing. Our future performance will be subject to a number of factors beyond our control, including demographic changes, fashion trends, economic conditions and consumer spending. If demand for maternity clothing were to decline for any reason, such as a decrease in the number of pregnancies, our operating results could be materially and adversely affected. For example, according to the United States Census Bureau and United States Centers for Disease Control and Prevention, births declined 1.1% in calendar 2011 compared to calendar 2010, declined 3.2% in calendar 2010 compared to calendar 2009, and declined a total of 8.8% from calendar 2007 to mid-calendar 2012. If this trend were to continue it could negatively affect our business and results of operations. Additionally, our operating results could be materially and adversely affected if certain non-maternity women’s apparel fashions have a more pregnancy-friendly fit. For example, in fiscal 2007, we were negatively impacted by the popularity of certain styles in the non-maternity women’s apparel market, such as trapeze and baby-doll dresses and tops, which can more readily fit a pregnant woman early in her pregnancy than typical non-maternity fashions. Downturns, or the expectation of a downturn, in general economic conditions could materially and adversely affect consumer spending patterns, our business, financial condition and results of operations. In addition, the specialty apparel retail business historically has been subject to cyclical variations. Consumer purchases of specialty apparel products, including maternity wear, may decline during recessionary periods and at other times when disposable income is lower. Declines in consumer spending patterns may have a more negative effect on apparel retailers than some other retailers. Therefore, we may not be able to maintain our historical sales and earnings, or remain as profitable, if there is a decline in consumer spending patterns. A prolonged economic downturn could have a material adverse impact on our business and results of operations.

We may not be successful in maintaining and expanding our marketing partnership programs.

We cannot guarantee successful results from the continuation of, or the expansion of, our marketing partnership programs which utilize our opt-in customer database and various in-store marketing initiatives. The success of our marketing partnership programs is highly dependent on the actions and decisions of the third-party consumer products companies to whom we provide these services. Should these third-party consumer products companies decide to limit the services provided by us, go out of business or terminate their agreements with us, our business, financial condition and results of operations could be materially and adversely affected. Further, there is no guarantee that we will be able to expand this part of our business through agreements with new third parties. In addition, our ability to provide the services is dependent on our successful collection of opt-in customer data as well as applicable law relating to the collection and transfer of the personally identifiable information of our customers. A failure on our part to collect adequate amounts of customer data or any change in state, local or federal law which further restricts our ability to collect this information could cause us to terminate or limit the services we can provide to the third-party consumer products companies and would ultimately adversely affect our revenue from these relationships. Further, although we believe there may be an opportunity to more actively market our full customer database to a much broader range of consumer products and services companies that market to families with children, we cannot guarantee that these efforts will be successful.

We require a significant amount of cash to pay quarterly dividends as well as to fund our operations and future growth.

Our ability to pay quarterly dividends, as well as to fund our operations and future growth, depends upon our ability to generate cash. Our success in generating cash depends upon the results of our operations and the amount of cash we use in investing activities, as well as upon general economic, financial, competitive and other factors beyond our control.

An inability to generate sufficient cash could have important consequences. For example, it could:

•	increase our vulnerability to general adverse economic and industry conditions;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a competitive disadvantage compared to our competitors;

•	limit our ability to borrow money;

•	make it more difficult for us to open new stores or improve or expand existing stores;

•	restrict our ability to pay dividends or make distributions to our stockholders;

•	require us to incur significant additional indebtedness; and

•	make it more difficult for us to pursue strategic acquisitions, alliances and partnerships.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Any borrowings under our new revolving credit facility, which could significantly increase in the future, would bear interest at a variable rate. We have exposure for the variable interest rate borrowings under our revolving credit facility. As a result, an increase in interest rates could result in a substantial increase in interest expense, especially if our borrowings under our revolving credit facility increase.

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

A cyber attack may bypass the security for our MIS causing an MIS security breach and leading to a material disruption of our MIS and/or the loss of business information and/or Internet sales. Such a cyber attack could result in any of the following:

•	theft, destruction, loss, misappropriation or release of confidential data or intellectual property;

•	operational or business delays resulting from the disruption of MIS and subsequent clean-up and mitigation activities;

•	negative publicity resulting in reputation or brand damage with our customers, partners or industry peers; and

•	loss of sales generated through our Internet websites through which we sell merchandise to customers, to the extent these websites are affected by a cyber attack.

As a result, our business, financial condition and results of operations could be materially and adversely affected.

As an apparel retailer, we rely on numerous third parties in the supply chain to produce and deliver the products that we sell, and our business may be negatively impacted by disruptions in the supply chain.

If we lose the services of one or more of our significant suppliers or one or more of them fail to meet our product needs, we may be unable to obtain replacement merchandise in a timely manner. If our existing suppliers cannot meet our increased needs and we cannot locate alternative supply sources, we may be unable to obtain sufficient quantities of the most popular items at attractive prices, which could negatively impact our sales and results of operations. We obtain apparel and other merchandise from foreign sources, both purchased directly in foreign markets and indirectly through domestic vendors with foreign sources. To the extent that any of our vendors are located overseas or rely on overseas sources for a large portion of their products, any event causing a disruption of imports, including the imposition of import restrictions, could harm our ability to source product. This disruption could materially limit the merchandise that we would have available for sale and reduce our sales and earnings. The flow of merchandise from our vendors could also be materially and adversely affected by financial or political instability, or war, in or affecting any of the countries in which the goods we purchase are manufactured or through which they flow. Trade restrictions in the form of tariffs or quotas, embargoes and customs restrictions that are applicable to the products that we sell also could affect the import of those products and could increase the cost and reduce the supply of products available to us. Any material increase in tariff levels, or any material decrease in quota levels or available quota allocation, could negatively impact our business. Further, changes in tariffs or quotas for merchandise imported from individual foreign countries could lead us to shift our sources of supply among various countries. Any such shift we undertake in the future could result in a disruption of our sources of supply and/or an increase in product costs, and lead to a reduction in our sales and earnings. Supply chain security initiatives undertaken by the United States government that impede the normal flow of product could also negatively impact our business. In addition, decreases in the value of the United States dollar against foreign currencies could increase the cost of products that we purchase from overseas vendors.

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

To support our distribution of product throughout the world, we operate our main distribution facility and one significantly smaller distribution facility, both in Philadelphia, Pennsylvania. Finished garments from contractors and other manufacturers are inspected and stored for distribution. We do not have other distribution facilities to support our distribution needs. If our main Philadelphia distribution facility were to shut down or otherwise become inoperable or inaccessible for any reason (such as, for example, due to natural disasters, like the recent Hurricane Sandy, which affected our region in early fiscal 2013), we could incur significantly higher costs and longer lead times associated with the distribution of our products to our stores and to our third-party retailers during the time it takes to reopen or replace this facility. In light of our strategic emphasis on rapid replenishment as a competitive strength, a distribution disruption might have a disproportionately adverse effect on our operations and profitability relative to other retailers. In addition, the loss or material disruption of service from any of our shippers for any reason, whether due to freight difficulties, strikes, natural disaster or other difficulties at our principal transport providers or otherwise, could have a material adverse impact on our business, financial condition and results of operations.

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

The results of our business operations could suffer due to significant increases or volatility in the prices of certain commodities, including but not limited to cotton, wool and other ingredients used in the production of fabric and accessories, as well as fuel, oil and natural gas. In addition, increases in the price of food and food commodities may result in increased labor rates related to textile and apparel production. Increases in prices of these commodities or other inflationary pressures may result in significant cost increases for our raw materials, product components and finished products, as well as increases in the cost of distributing merchandise to our retail locations and shipping products to our customers. For example, in the latter part of fiscal 2011 and for most of fiscal 2012, we experienced product cost of sales increases due, in part, to the increased cost of cotton as well as, to a lesser extent, increased labor rates in certain production countries. To the extent we are unable to offset any such increased costs through value engineering and similar initiatives, or through price increases, our profitability, cash flows and financial condition may be materially and adversely impacted. If we choose to increase prices to offset the increased costs, our unit sales volumes could be adversely impacted.

Our stores are heavily dependent on the customer traffic generated by shopping malls.

We depend heavily on locating our stores in successful shopping malls in order to generate customer traffic. We cannot control the development of new shopping malls, the availability or cost of appropriate locations within existing or new shopping malls or the success of existing or new mall stores.

The success of all of our mall stores will depend, in part, on the ability of each mall’s anchor tenants, such as large department stores, other tenants and area attractions to generate consumer traffic in the vicinity of our stores, and the continuing popularity of malls as shopping destinations. Many traditional enclosed malls are experiencing significantly lower levels of customer traffic than in the past, driven by overall poor economic conditions as well as the closure of certain mall anchor tenants. Sales volume and mall traffic may be materially and adversely affected by economic downturns in a particular area, the closing of anchor tenants or competition from non-mall retailers and other malls where we do not have stores.

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

Our business, like that of other retailers, is seasonal. Results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. Quarterly results may fluctuate materially depending upon, among other things, increases or decreases in comparable sales, the timing of new retail location openings, the timing of retail location closings, net sales and profitability contributed by new retail locations, the timing of the fulfillment of purchase orders under our product and license arrangements, adverse weather conditions, shifts in the timing of certain holidays and promotions, changes in inventory and production levels and the timing of deliveries of inventory, and changes in our merchandise mix. Our quarterly net sales have historically been highest in our third fiscal quarter, corresponding to the peak Spring selling season. Given the historically higher sales level in our third fiscal quarter and the relatively fixed nature of most of our operating expenses and interest expense, we have typically generated a very significant percentage of our full year operating income and net income during our third fiscal quarter. Thus, any factors which result in a material reduction of our sales for the third quarter could have a material adverse effect on our results of operations for our fiscal year as a whole. Seasonal fluctuations in sales also affect our inventory levels, as we usually order merchandise in advance of peak selling periods and sometimes before new fashion trends are confirmed by customer purchases. We must carry a significant amount of inventory, especially before the peak Spring selling season. If we are not successful in selling our inventory during this period, we may be forced to rely on markdowns or promotional sales to sell the excess inventory or we may not be able to sell the inventory at all, which could have a material adverse effect on our business, financial condition and results of operations.

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

We believe that our trademarks, service marks and other intellectual property are important to our continued success and our competitive position due to their recognition with our customers. We devote substantial resources to the establishment and protection of our trademarks, service marks and other intellectual property. Although we actively protect our intellectual property, there can be no assurance that the actions that we have taken to establish and protect our trademarks, service marks and other intellectual property, including our rights in our management information systems and our proprietary rights in products for which we have applied for or received patent protection (for example, our Secret Fit Belly® innovation), will be adequate to prevent imitation of our marks, products or services by others or to prevent others from seeking to block sales of our products as a violation of their trademarks, service marks or other proprietary rights. For example, in October 2012 we filed a lawsuit against Target Corporation and others for infringement of our proprietary patented Secret Fit Belly technology. There is no guarantee that this effort to enforce our rights will be successful. Also, others may assert rights in, or ownership of, our trademarks and other proprietary rights or may allege that we have or are infringing on their intellectual property rights and we may not be able to successfully resolve these types of conflicts. In addition, the laws of certain foreign countries may not protect our trademarks and proprietary rights to the same extent as do the laws of the United States. We cannot assure you that these registrations will prevent imitation of our name, merchandising concept, store design or private label merchandise, or the infringement of our other intellectual property rights by others. Imitation of our name, concept, store design or merchandise in a manner that projects lesser quality or carries a negative connotation of our brand image could have a material adverse effect on our business, financial condition and results of operations. Additionally, the high expense in both prosecuting and defending against, and potential liability related to, alleged infringements of intellectual property rights could be substantial and could have a material adverse effect on our business, financial condition and results of operations.

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

In the event of war or acts of terrorism, or if either is threatened, our ability to obtain merchandise available for sale and consumer demand for our merchandise may be negatively affected. A substantial portion of our merchandise is imported from other countries. In addition, we not only generate sales in the United States and Canada through our own retail locations, but also in foreign countries through our international franchise relationships. If goods become difficult or impossible to import into the United States, and if we cannot obtain such merchandise from other sources at similar costs, our sales and profit margins may be materially and adversely affected. Further, if consumer demand in any country where we do business is negatively affected, our sales in such country would suffer. In the event that commercial transportation is curtailed or substantially delayed, our business may be materially and adversely impacted, as we may have difficulty shipping merchandise to our main distribution facility and retail locations, as well as fulfilling Internet orders.

The terms of our debt instruments impose financial and operating restrictions.

Our new credit facility contains restrictive covenants that limit our ability to engage in activities that may be in our long term best interests. These covenants limit or restrict, among other things, our ability to:

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

These limitations and restrictions may materially and adversely affect our ability to finance our future operations or capital needs or engage in other business activities that may be in our best interests. In addition, our ability to borrow under the credit facility is subject to borrowing base requirements. If we breach any of the covenants in our credit facility, we may be in default under our credit facility. If we default, the lender under our credit facility could declare all borrowings owed to them, including accrued interest and other fees, to be due and payable.

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

If we are unable to pay quarterly dividends at intended levels or if our Board of Directors decides to reduce the level of our dividend, our reputation and stock price may be harmed.

Our quarterly cash dividend is currently $0.175 per common share. The dividends declared and paid by us to date meet all requirements under the terms of our debt agreements and applicable law; however, any future payment of dividends will be at the discretion of our Board of Directors and the ability to pay any such future dividends, or to pay such dividends at the current level, will be based upon certain restrictive financial covenants, earnings, capital requirements and our financial condition, among other factors, at the time any such dividend is considered. In addition, our ability or decision to pay dividends at all or at the current level may be subject to certain economic, financial, competitive and other factors (such as the level of taxation of dividends) that are beyond our control. Our Board of Directors may, at its discretion, decrease the intended level of dividends or entirely discontinue the payment of dividends at any time. Any failure to pay dividends after we have announced our intention to do so may negatively impact our reputation and investor confidence in us, and may also negatively impact our stock price.

The increase in our sales and marketing efforts that target markets outside the United States and Canada expose us to additional risks associated with international operations.

Although an immaterial amount of our sales are currently derived from international sales outside of Canada, we are actively seeking to expand our international presence, and we have begun to do so through franchise arrangements in the Middle East, India and South Korea. We may not be successful in these efforts. International operations and sales subject us to risks and challenges that we would otherwise not face if we conducted our business only in the United States. For example, we may depend on third parties to market our products through foreign sales channels, and we may be challenged by laws and business practices favoring local competitors. In addition, our ability to succeed in foreign markets will depend on our ability to protect our intellectual property. We must also adapt our pricing structure to address different pricing environments and may face difficulty in enforcing revenue collection internationally. Emerging markets are a significant focus of our international growth strategy. The developing nature of these markets presents a number of risks. Deterioration of social, political, labor or economic conditions in a specific country or region and difficulties in staffing and managing foreign operations may also materially and adversely affect our operations or financial results or those of our franchisees. Operations outside the United States may be affected by changes in trade protection laws, policies and measures, and other regulatory requirements affecting trade and investment, including the Foreign Corrupt Practices Act and local laws prohibiting corrupt payments. To the extent we achieve significant sales outside of the United States in the future, we may have significant exposure to fluctuating foreign currency exchange rates.

We could have failures in our system of internal controls causing us to inaccurately report our financial results or to fail to prevent fraud.

We maintain a documented system of internal controls which is reviewed and monitored by management, who meet regularly with our Audit Committee of the Board of Directors. We believe we have a well-designed system to maintain adequate internal controls over the business. We cannot assure you that there will not be any control deficiencies in the future. Should we become aware of any control deficiencies, we would report them to the Audit Committee and, if significant, recommend prompt remediation. We devote significant resources to document, test, monitor and improve our internal controls and will continue to do so; however, we cannot be certain that these measures will ensure that our controls are adequate in the future or that adequate controls will be effective in preventing fraud. If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. Any failures in the effectiveness of our internal controls could have a material adverse effect on our financial condition or operating results or cause us to fail to meet reporting obligations.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

We own our principal executive offices and distribution facility, which is located at 456 North Fifth Street, Philadelphia, Pennsylvania. This facility consists of approximately 318,000 square feet, of which approximately 45,000 square feet is dedicated to office space and the remaining square footage is used for finished goods warehousing and distribution. In August 2002, we entered into a ten-year lease, with renewal options for two successive five year terms, for a facility located at 2001 Kitty Hawk Avenue, Philadelphia, Pennsylvania in the Philadelphia Naval Business Center. In May 2012, we amended the lease to extend the initial term for one additional year to August 2013. The area leased at this facility, which we use for some finished goods warehousing and distribution, raw material cutting and warehousing, and office space consists of approximately 69,000 square feet of space, of which 8,000 square feet is dedicated to office space. From time to time we may also utilize third-party warehousing services in the Philadelphia, Pennsylvania area when we have increased storage requirements. These services essentially operate on a month-to-month basis. We believe that these facilities will be adequate to support our anticipated distribution needs for the near term and, potentially, longer. In the event we need additional space to meet our future distribution needs, we believe that such space would be readily available. Our facilities are subject to state and local regulations that range from building codes to health and safety regulations.

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

As of September 30, 2012, the following numbers of store leases are set to expire as listed in the table below. We do not expect the expiration of any leases to have a material adverse impact on our business or operations.

Fiscal Year Leases Expire	Number of Stores
2013	145
2014	163
2015	91
2016	53
2017	47
2018 and later	126

Total	625

In addition to the stores we operate, we have arrangements with department and specialty stores, including Macy’s, Sears, buybuy BABY, Gordmans and Boscov’s to operate maternity apparel departments in their stores. These leased departments typically involve the lease partner collecting all of the revenue from the leased department. The revenue is remitted to us, less a fixed percentage of the net sales earned by the lease partner as stipulated in the agreement. We provide at least some amount of staffing for each of the leased departments, with the amount varying depending on the specific arrangement. Generally, under each of our leased department agreements, our lease partner has the right to terminate any or all of our rights to operate our leased departments in their stores subject to varying notice requirements.

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

Item 4.	Mine Safety Disclosures

Not applicable.

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

The following table sets forth for the periods indicated below the reported high and low sales prices of our common stock, as reported on the Nasdaq Global Market, and the per share amount of cash dividends paid on our common stock:

	Market Prices		Dividends Declared and Paid
	High	Low
Fiscal Year Ended September 30, 2012:
Quarter ended December 31, 2011	$17.79	$12.17	$0.175
Quarter ended March 31, 2012	19.15	14.38	0.175
Quarter ended June 30, 2012	22.17	18.00	0.175
Quarter ended September 30, 2012	22.53	16.32	0.175

Fiscal Year Ended September 30, 2011:
Quarter ended December 31, 2010	$19.50	$15.93	$—
Quarter ended March 31, 2011	23.33	18.92	0.175
Quarter ended June 30, 2011	25.28	15.66	0.175
Quarter ended September 30, 2011	21.14	12.58	0.175

As of December 3, 2012, there were 1,366 holders of record and 2,208 estimated beneficial holders of our common stock.

On January 26, 2011, we announced the initiation of a regular quarterly cash dividend. During fiscal 2012 and 2011 we paid cash dividends of approximately $9.3 million (reflecting four quarterly dividend payments or a total of $0.70 per share) and $6.9 million (reflecting three quarterly dividend payments or a total of $0.525 per share), respectively. On November 8, 2012 we declared a quarterly cash dividend of $0.175 per share payable on December 28, 2012, which will require approximately $2.4 million of available cash. Based on our current quarterly dividend rate of $0.175 per share, we project we will pay approximately $9.4 million of cash dividends for fiscal 2013. The terms of our new credit facility provide certain restrictions on our ability to declare dividends and limit the amount of dividends we may pay on our common stock. The dividends declared and paid by us met all requirements under the terms of our prior credit facility and our prior senior secured Term Loan B (the “Term Loan”); however, any future payment of dividends will be at the discretion of our Board of Directors and will be based upon certain restrictive financial covenants in our new credit facility, earnings, capital requirements and our financial condition, among other factors (including tax considerations), at the time any such dividend is considered.

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

The following table provides information about purchases by us during the quarter ended September 30, 2012 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
July 1 to July 31, 2012	—	—	—	$10,000,000
August 1 to August 31, 2012	—	—	—	$10,000,000
September 1 to September 30, 2012	237	$18.64	—	$10,000,000

Total	237	$18.64	—	$10,000,000

(1)	Represents shares repurchased directly from an employee to satisfy income tax withholding obligations for such employee in connection with a restricted stock award that vested during the period.

(2)	In July 2008, our Board of Directors approved a program to repurchase up to $7.0 million of our outstanding common stock. Under the program, we may repurchase shares from time to time through solicited or unsolicited transactions in the open market or in negotiated or other transactions. In July 2012, our Board of Directors extended its authorization of the program from July 31, 2012 to July 31, 2014, and increased the amount of our outstanding stock authorized to be repurchased from $7.0 million to $10.0 million.

Stock Price Performance Graph

The graph below compares the cumulative total stockholder return on our common stock for the period from September 30, 2007 to September 30, 2012, with the cumulative total return of the Standard & Poor’s 500 Index and the Standard & Poor’s 500 Apparel Retail Index. The comparison assumes $100 was invested on September 30, 2007 in our common stock and in each of the foregoing indices and assumes reinvestment of dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Destination Maternity Corporation, the S&P 500 Index

and the S&P 500 Apparel Retail Index

*	$100 invested on September 30, 2007 in stock or index—including reinvestment of dividends.

Fiscal year ending September 30:

	2007	2008	2009	2010	2011	2012
Destination Maternity Corporation	$100.00	$74.34	$97.11	$176.33	$142.06	$214.23
S&P 500 Index	$100.00	$78.02	$72.63	$80.01	$80.93	$105.37
S&P 500 Apparel Retail Index	$100.00	$87.41	$101.13	$119.70	$150.55	$234.28

Item 6.	Selected Consolidated Financial and Operating Data

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

	Year Ended September 30,
	2012	2011	2010	2009	2008
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Net sales	$541,476	$545,394	$531,192	$531,251	$564,602
Cost of goods sold	250,765	248,497	240,166	248,476	281,561

Gross profit	290,711	296,897	291,026	282,775	283,041
Selling, general and administrative expenses	255,623	257,421	251,653	259,552	271,592
Store closing, asset impairment and asset disposal expenses	1,983	1,039	2,282	536	2,916
Restructuring and other charges	—	193	5,658	1,557	3,461
Goodwill impairment expense	—	—	—	50,389	—

Operating income (loss)	33,105	38,244	31,433	(29,259)	5,072
Interest expense, net	1,215	2,233	3,300	4,720	6,974
Loss on extinguishment of debt	22	37	51	123	97

Income (loss) before income taxes	31,868	35,974	28,082	(34,102)	(1,999)
Income tax provision (benefit)	12,496	12,986	11,253	6,580	(610)

Net income (loss)	$19,372	$22,988	$16,829	$(40,682)	$(1,389)

Net income (loss) per share—Basic	$1.48	$1.79	$1.37	$(3.39)	$(0.12)

Average shares outstanding—Basic	13,096	12,820	12,304	11,985	11,849

Net income (loss) per share—Diluted	$1.46	$1.75	$1.33	$(3.39)	$(0.12)

Average shares outstanding—Diluted	13,267	13,120	12,691	11,985	11,849

	Year Ended September 30,
	2012		2011		2010		2009		2008
	(unaudited; in thousands, except operating data, ratios and per share amounts)
Operating Data:
Comparable sales (decrease) increase (1)(2)	(0.3)%		0.1%		(3.4)%		(4.6)%		0.9%
Internet sales increase (decrease)	26.4%		22.0%		32.3%		(8.7)%		15.9%
Average net sales per gross square foot (3)	$270		$275		$273		$290		$302
Average net sales per store (3)	$575,000		$566,000		$551,000		$573,000		$588,000
Gross store square footage at period end (4)	1,330,000		1,376,000		1,445,000		1,462,000		1,492,000
Gross retail location square footage at period end (5)	1,959,000		2,078,000		1,750,000		1,619,000		1,623,000
Number of retail locations at period end:
Motherhood Maternity stores	507		535		567		591		616
Mimi Maternity stores (6)	—		—		—		—		89
A Pea in the Pod stores (6)	36		43		56		67		30
Destination Maternity stores (6)	82		80		75		66		19

Total stores	625		658		698		724		754
Leased departments	1,383		1,694		1,027		360		278

Total retail locations	2,008		2,352		1,725		1,084		1,032

Other Consolidated Financial Data:
Adjusted EBITDA (7)(8)	$49,898		$54,395		$48,347		$38,762		$25,501
Adjusted EBITDA margin (adjusted EBITDA as a percentage of net sales) (8)	9.2%		10.0%		9.1%		7.3%		4.5%
Ratio of total debt to Adjusted EBITDA (8)	0.3	x	0.6	x	0.9	x	1.5	x	3.1	x
Ratio of Adjusted EBITDA to interest expense, net (8)	41.1	x	24.4	x	14.7	x	8.2	x	3.7	x
Adjusted EBITDA before restructuring and other charges (7)(8)	49,898		54,588		54,005		40,191		28,717
Adjusted EBITDA margin before restructuring and other charges (8)	9.2%		10.0%		10.2%		7.6%		5.1%
Adjusted net income (loss), before goodwill impairment expense (8)	19,372		22,988		16,829		9,707		(1,389)
Adjusted net income (loss) per share—Diluted, before goodwill impairment expense (8)	1.46		1.75		1.33		0.80		(0.12)
Adjusted net income, before goodwill impairment expense stock-based compensation expense, restructuring and other charges, and loss on extinguishment of debt (8)	20,858		24,598		21,585		12,004		2,273
Adjusted net income per share—Diluted, before goodwill impairment expense, stock-based compensation expense, restructuring and other charges, and loss on extinguishment of debt (8)	1.57		1.87		1.70		0.99		0.19
Cash flows provided by operating activities	42,697		21,443		25,974		42,525		27,822
Cash flows used in investing activities	(9,521)		(11,079)		(12,241)		(12,455)		(13,347)
Cash flows used in financing activities	(26,073)		(19,699)		(9,726)		(21,592)		(12,457)
Capital expenditures	(9,256)		(12,270)		(10,448)		(12,639)		(15,688)

Consolidated Balance Sheet Data (at end of period):
Cash and cash equivalents	$22,376		$15,285		$24,633		$20,626		$12,148
Working capital	63,316		75,984		63,650		50,580		61,611
Total assets	199,644		198,772		205,154		196,007		256,248
Total debt	15,257		31,342		45,161		57,409		78,646
Net cash (debt) (8)(9)	7,119		(16,057)		(20,528)		(36,783)		(66,498)
Stockholders’ equity	104,972		92,695		71,598		49,800		89,468

(1)	Comparable sales figures represent comparable store sales and Internet sales.

(2)	Comparable store sales figures represent sales at retail locations (which does not include licensed or franchised relationships) that have been in operation by us for at least twelve full months at the beginning of the period for which such data is presented. Comparable store sales figures do not include retail locations opened during a period even if such location was opened in connection with the closure of other retail locations in the same geographic area (including, for example, the opening of a new Destination Maternity combo store or superstore). Also, our comparable store sales figures generally do not include: (i) retail locations which change store nameplate, location type or format; (ii) retail locations which are expanded, contracted or relocated if the square footage of the retail location has changed by 20% or more, or, if in the judgment of management, such expansion, contraction or relocation materially alters the comparability of the retail location (either with respect to the manner of its operation or otherwise); (iii) in the case of relocations only, retail locations which are not in the same immediate geographical vicinity (such as, without limitation, the same mall, the same part of a mall, or the same street) after the relocation; or (iv) retail locations which, in the judgment of management, have undergone other significant changes which materially alter the comparability of the retail location (either with respect to the manner of its operation or otherwise) (such as, for example only, in the case of closure of retail locations in connection with the cessation of a leased department relationship where the manner of operation of such retail location has been materially altered prior to closure, or in the case of construction in, on or near a retail location, which significantly interferes with the customer traffic, visibility or operation of a retail location).

(3)	Based on stores in operation by us during the entire twelve-month period (which does not include leased department, licensed or franchised relationships).

(4)	Based on stores in operation by us at the end of the period.

(5)	Based on all retail locations in operation at the end of the period (which does not include licensed or franchised relationships).

(6)	In fiscal 2009, as part of our merchandise brand and store nameplate restructuring, we renamed our single-brand Mimi Maternity stores as A Pea in the Pod, and we renamed our multi-brand Mimi Maternity stores as Destination Maternity.

(7)	Adjusted EBITDA represents operating income (loss) before deduction for the following non-cash charges: (i) depreciation and amortization expense; (ii) loss on impairment of tangible and intangible assets; (iii) loss (gain) on disposal of assets; and (iv) stock-based compensation expense. We have presented Adjusted EBITDA to enhance your understanding of our operating results.

(8)

Other Consolidated Financial and Consolidated Balance Sheet Data contain non-GAAP financial measures and ratios within the meaning of the SEC’s Regulation G, including: (i) Adjusted EBITDA; (ii) Adjusted EBITDA margin; (iii) Ratio of total debt to Adjusted EBITDA; (iv) Ratio of Adjusted EBITDA to interest expense, net; (v) Adjusted EBITDA before restructuring and other charges; (vi) Adjusted EBITDA margin before restructuring and other charges; (vii) Adjusted net income (loss), before goodwill impairment expense; (viii) Adjusted net income (loss) per share-Diluted, before goodwill impairment expense; (ix) Adjusted net income, before goodwill impairment expense, restructuring and other charges, stock-based compensation expense and loss on extinguishment of debt; (x) Adjusted net income per share-Diluted, before goodwill impairment expense, restructuring and other charges, stock-based compensation expense and loss on extinguishment of debt; and (xi) Net cash (debt). We believe that each of these non-GAAP financial measures and ratios provides useful information about our results of operations and/or financial position to both investors and management. Each non-GAAP financial measure and ratio is provided because we believe it is an important measure of financial performance used in the retail industry to measure operating results, to determine the value of companies within the industry and to define standards for borrowing from institutional lenders. We use each of these non-GAAP financial measures and ratios as a measure of the performance of the Company. We provide these non-GAAP financial measures and ratios to investors to assist them in performing their analysis of our historical operating results. The non-GAAP financial measures and ratios included in Other Consolidated Financial Data reflect a measure of our operating results before consideration of certain charges and consequently, none of these measures and ratios should be construed as an alternative to net income (loss) or operating income (loss) as an indicator of our operating performance, or as an alternative to cash flows from operating activities as a measure of our liquidity, as determined in accordance with generally accepted accounting principles. We may calculate each of these non-GAAP financial measures and ratios differently than other companies. With respect to the non-GAAP financial measures included in Other Consolidated Financial Data, we have presented below a reconciliation of the non-GAAP financial measures to the most directly comparable GAAP financial measures.

(9)	Net cash (debt) represents cash and cash equivalents minus total debt.

Reconciliation of Net Income (Loss) to Adjusted EBITDA

and Adjusted EBITDA Before Restructuring and Other Charges

(in thousands)

(unaudited)

	Year Ended September 30,
	2012	2011	2010	2009	2008
Net income (loss)	$19,372	$22,988	$16,829	$(40,682)	$(1,389)
Add: income tax provision (benefit)	12,496	12,986	11,253	6,580	(610)
Add: interest expense, net	1,215	2,233	3,300	4,720	6,974
Add: loss on extinguishment of debt	22	37	51	123	97

Operating income (loss)	33,105	38,244	31,433	(29,259)	5,072
Add: depreciation and amortization expense	12,445	12,769	12,917	14,982	15,974
Add: loss on impairment of long-lived assets	1,876	768	1,865	667	1,628
Add: goodwill impairment expense	—	—	—	50,389	—
Add: loss (gain) on disposal of assets	115	270	196	(48)	546
Add: stock-based compensation expense	2,357	2,344	1,936	2,031	2,281

Adjusted EBITDA	49,898	54,395	48,347	38,762	25,501
Add: restructuring and other charges (1)	—	193	5,658	1,429	3,216

Adjusted EBITDA before restructuring and other charges	$49,898	$54,588	$54,005	$40,191	$28,717

Adjusted EBITDA margin	9.2%	10.0%	9.1%	7.3%	4.5%
Adjusted EBITDA margin before restructuring and other charges	9.2%	10.0%	10.2%	7.6%	5.1%

(1)	Excludes accelerated depreciation expense of $128 and $245 for the years ended September 30, 2009 and 2008, respectively, included in depreciation and amortization expense above.

Reconciliation of Net Income (Loss) to Adjusted Net Income (Loss), Before Goodwill

Impairment Expense and Adjusted Net Income, Before Goodwill Impairment Expense,

Stock-Based Compensation Expense, Restructuring and Other Charges, and Loss on

Extinguishment of Debt, and Net Income (Loss) Per Share—Diluted to Adjusted Net Income

(Loss) Per Share—Diluted, Before Goodwill Impairment Expense and Adjusted Net Income

Per Share—Diluted, Before Goodwill Impairment Expense, Stock-Based Compensation Expense, Restructuring and Other Charges, and Loss on Extinguishment of Debt

(in thousands, except per share amounts)

(unaudited)

	Year Ended September 30,
	2012	2011	2010	2009	2008
Net income (loss), as reported	$19,372	$22,988	$16,829	$(40,682)	$(1,389)
Add: goodwill impairment expense, net of tax	—	—	—	50,389	—

Adjusted net income (loss), before goodwill impairment expense	19,372	22,988	16,829	9,707	(1,389)
Add: stock-based compensation expense, net of tax	1,472	1,467	1,210	1,253	1,430
Add: restructuring and other charges, net of tax	—	120	3,514	968	2,171
Add: loss on extinguishment of debt, net of tax	14	23	32	76	61

Adjusted net income, before goodwill impairment expense, stock-based compensation expense, restructuring and other charges, and loss on extinguishment of debt	$20,858	$24,598	$21,585	$12,004	$2,273

Net income (loss) per share—Diluted, as reported	$1.46	$1.75	$1.33	$(3.39)	$(0.12)

Average shares outstanding—Diluted, as reported (1)	13,267	13,120	12,691	11,985	11,849

Adjusted net income (loss) per share—Diluted, before goodwill impairment expense	$1.46	$1.75	$1.33	$0.80	$(0.12)

Average shares outstanding—Diluted (1)	13,267	13,120	12,691	12,135	11,849

Adjusted net income per share—Diluted, before goodwill impairment expense, stock-based compensation expense, restructuring and other charges, and loss on extinguishment of debt	$1.57	$1.87	$1.70	$0.99	$0.19

Average shares outstanding—Diluted	13,267	13,120	12,691	12,135	12,096

(1)	For fiscal years with net loss or adjusted net loss, diluted shares reflect the elimination of the dilutive impact of outstanding stock options and restricted stock.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion should be read in conjunction with the consolidated financial statements and their related notes included elsewhere in this report.

We are the leading designer and retailer of maternity apparel in the United States with 2,008 retail locations, including 625 stores in all 50 states, Puerto Rico and Canada, and 1,383 leased departments located within department stores and baby specialty stores throughout the United States and Puerto Rico. We are also the exclusive provider of maternity apparel to Kohl’s, which operates approximately 1,146 stores throughout the United States. We operate our stores under the Motherhood Maternity, A Pea in the Pod and Destination Maternity retail nameplates. We are the exclusive maternity apparel provider in each of our leased department relationships. We have expanded internationally and have entered into exclusive store franchise and product supply relationships in the Middle East, India and South Korea. As of September 30, 2012, we have 119 international franchised locations, comprised of 16 stand-alone stores in the Middle East, South Korea and India operated under one of our retail nameplates, and 103 shop-in-shop locations in India and South Korea in which we have a Company branded department operated under retail nameplates owned by our franchise partners. Finally, we also sell merchandise on the Internet, primarily through DestinationMaternity.com and our various brand-specific websites. We design and contract manufacture over 90% of the merchandise we sell using sewing factories located throughout the world, predominantly outside of the United States. Substantially all of the merchandise produced outside of the United States is paid for in United States dollars.

In assessing the performance of our business, we consider a variety of operational and financial measures. The key measures for determining how our business is performing are net income determined in accordance with generally accepted accounting principles (“GAAP net income”) and the corresponding net income (or earnings) per share (diluted), net income before stock-based compensation expense, restructuring and other charges, and loss on extinguishment of debt (“Non-GAAP adjusted net income”) and the corresponding earnings per share (diluted), Adjusted EBITDA, net sales, and comparable sales (which consists of comparable store sales and Internet sales). Adjusted EBITDA represents operating income before deduction for the following non-cash charges: (i) depreciation and amortization expense; (ii) loss on impairment of tangible and intangible assets; (iii) loss on disposal of assets; and (iv) stock-based compensation expense.

Following is a summary of our fiscal 2012 results with regard to each of the key measures noted above:

Fiscal 2012 Financial Results

•

GAAP net income for fiscal 2012 was $19.4 million, a 16% decrease compared to GAAP net income of $23.0 million for fiscal 2011. GAAP diluted earnings per share for fiscal 2012 was $1.46, a 17% decrease compared to GAAP diluted earnings per share of $1.75 for fiscal 2011.

•

Non-GAAP adjusted net income for fiscal 2012 was $20.9 million, a 15% decrease compared to comparably adjusted Non-GAAP net income of $24.6 million for fiscal 2011. Non-GAAP diluted earnings per share for fiscal 2012 was $1.57, a 16% decrease compared to Non-GAAP diluted earnings per share of $1.87 for fiscal 2011.

•	Adjusted EBITDA was $49.9 million for fiscal 2012, an 8% decrease compared to $54.4 million of Adjusted EBITDA for fiscal 2011.

•	Net sales for fiscal 2012 decreased 0.7% to $541.5 million from $545.4 million for fiscal 2011.

•	Comparable sales for fiscal 2012 decreased 0.3% versus a comparable sales increase of 0.1% for fiscal 2011.

Results of Operations

The following table sets forth certain operating data from our consolidated statements of income as a percentage of net sales and as a percentage change for the periods indicated:

	% of Net Sales (1)			% Period to Period Favorable (Unfavorable)
	Year Ended September 30,			Year Ended September 30,
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Net sales	100.0%	100.0%	100.0%	(0.7)%	2.7%
Cost of goods sold (2)	46.3	45.6	45.2	(0.9)	(3.5)

Gross profit	53.7	54.4	54.8	(2.1)	2.0
Selling, general and administrative expenses (3)	47.2	47.2	47.4	0.7	(2.3)
Store closing, asset impairment and asset disposal expenses	0.4	0.2	0.4	(90.9)	54.5
Restructuring and other charges	—	0.0	1.1	100.0	96.6

Operating income	6.1	7.0	5.9	(13.4)	21.7
Interest expense, net	0.2	0.4	0.6	45.6	32.3
Loss on extinguishment of debt	0.0	0.0	0.0	40.5	27.5

Income before income taxes	5.9	6.6	5.3	(11.4)	28.1
Income tax provision	2.3	2.4	2.1	3.8	(15.4)

Net income	3.6%	4.2%	3.2%	(15.7)%	36.6%

(1)	Components may not add to total due to rounding.

(2)	The “cost of goods sold” line item includes: merchandise costs (including customs duty expenses), expenses related to inventory shrinkage, product-related corporate expenses (including expenses related to our payroll, benefit costs and operating expenses of our buying departments), inventory reserves (including lower of cost or market reserves), inbound freight charges, purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs, and the other costs of our distribution network.

(3)	The “selling, general and administrative expenses” line item includes: advertising and marketing expenses, corporate administrative expenses, store expenses (including store payroll and store occupancy expenses), and store opening expenses.

The following tables set forth certain information regarding the number of our retail locations and international franchised locations, for the fiscal years indicated. Retail locations include stores and leased maternity apparel departments and exclude locations where Kohl’s sells our products under an exclusive product and license agreement and international franchised locations.

	Year Ended September 30,
	2012			2011			2010
Retail Locations (1)	Stores	Leased Departments	Total Retail Locations	Stores	Leased Departments	Total Retail Locations	Stores	Leased Departments	Total Retail Locations
Beginning of period	658	1,694	2,352	698	1,027	1,725	724	360	1,084
Opened	8	13	21	12	694	706	11	680	691
Closed	(41)	(324)	(365)	(52)	(27)	(79)	(37)	(13)	(50)

End of period	625	1,383	2,008	658	1,694	2,352	698	1,027	1,725

(1)	Excludes (i) locations where Kohl’s sells our products under an exclusive product and license agreement, and (ii) international franchised locations.

	Year Ended September 30,
	2012			2011			2010
International Franchised Locations	Stores	Shop-in-Shop Locations	Total International Franchised Locations	Stores	Shop-in-Shop Locations	Total International Franchised Locations	Stores	Shop-in-Shop Locations	Total International Franchised Locations
Beginning of period	15	51	66	8	23	31	1	7	8
Opened	2	54	56	7	29	36	7	16	23
Closed	(1)	(2)	(3)	—	(1)	(1)	—	—	—

End of period	16	103	119	15	51	66	8	23	31

In fiscal 2012 we also operated leased departments in Babies“R”Us stores. However, in connection with our new broad-based partnership with Bed Bath & Beyond Inc. and its subsidiary, Buy Buy Baby, Inc., (which we announced in May 2012) we discontinued operation of our 124 remaining leased departments in Babies“R”Us in late October 2012 and opened leased departments in select buybuy BABY stores. As of November 30, 2012 we operate 10 leased departments in buybuy BABY stores. As of August 25, 2012, Bed Bath & Beyond Inc. had 71 buybuy BABY stores. Over time, we expect to significantly increase the number of buybuy BABY stores in which we have a maternity apparel leased department.

Year Ended September 30, 2012 Compared to Year Ended September 30, 2011

Net Sales.    Our net sales for fiscal 2012 decreased by 0.7% or $3.9 million, to $541.5 million from $545.4 million for fiscal 2011. Comparable sales decreased 0.3% during fiscal 2012 versus a comparable sales increase of 0.1% during fiscal 2011. The decrease in total reported sales for fiscal 2012 compared to fiscal 2011 resulted primarily from decreased sales related to our continued efforts to close underperforming stores and decreased sales from our licensed relationship, partially offset by increased sales due to the full-year impact of the expansion of our maternity apparel leased department relationship with Macy’s in the second quarter of fiscal 2011.

As of September 30, 2012, we operated a total of 625 stores and 2,008 total retail locations: 507 Motherhood Maternity stores (including 84 Motherhood Maternity Outlet stores), 36 A Pea in the Pod stores, 82 Destination Maternity stores, and 1,383 leased maternity apparel departments, of which 515 were in Sears stores under the Two Hearts Maternity brand and the balance were in other department stores and baby specialty stores, primarily under the Motherhood brand. In addition, our Oh Baby by Motherhood collection is available at Kohl’s stores throughout the United States. In comparison, as of September 30, 2011, we operated a total of 658 stores and 2,352 total retail locations: 535 Motherhood Maternity stores (including 85 Motherhood Maternity Outlet stores), 43 A Pea in the Pod stores, 80 Destination Maternity stores, and 1,694 leased maternity apparel departments. The decrease in leased department locations at September 30, 2012 versus September 30, 2011 predominantly reflects the closing of our remaining 291 Kmart leased department locations in October 2011. As of September 30, 2012, our store total included 82 Destination Maternity multi-brand stores, including 50 Destination Maternity combo stores and 32 Destination Maternity superstores. In comparison, as of September 30, 2011, we operated 80 Destination Maternity multi-brand stores, including 52 Destination Maternity combo stores and 28 Destination Maternity superstores. During fiscal 2012, we opened eight stores, including six Destination Maternity stores, and closed 41 stores, with 12 of these store closings related to Destination Maternity store openings. In addition, during fiscal 2012, we opened 13 leased department locations and closed 324 leased department locations, reflecting the closing of our remaining 291 Kmart leased department locations in October 2011.

Gross Profit.     Our gross profit for fiscal 2012 decreased by 2.1%, or $6.2 million, to $290.7 million compared to $296.9 million for fiscal 2011, and our gross profit as a percentage of net sales (gross margin) for fiscal 2012 was 53.7% compared to 54.4% for fiscal 2011. The decrease in gross profit for fiscal 2012 compared to fiscal 2011 was due primarily to our lower gross margin, and to a lesser extent, lower gross profit due to our decreased sales. The decrease in gross margin for fiscal 2012 compared to fiscal 2011 was primarily due to lower merchandise margin driven by higher product costs and somewhat higher levels of promotional activity and markdowns.

Selling, General and Administrative Expenses.     Our selling, general and administrative expenses for fiscal 2012 decreased by 0.7%, or $1.8 million, to $255.6 million from $257.4 million for fiscal 2011. As a percentage of net sales, selling, general and administrative expenses was 47.2% for both fiscal 2012 and fiscal 2011. The slight decrease in expense for fiscal 2012 compared to fiscal 2011 resulted primarily from lower expenses related to our continued efforts to close underperforming stores (primarily payroll and occupancy costs), our continued tight expense controls, and lower variable incentive compensation expense, substantially offset by higher expenses related to the operation of our additional Macy’s leased department locations (primarily payroll and employee benefit costs, and percentage of net sales occupancy payments to Macy’s) and higher advertising and marketing expenses.

Store Closing, Asset Impairment and Asset Disposal Expenses.     Our store closing, asset impairment and asset disposal expenses for fiscal 2012 increased by approximately $1.0 million, to $2.0 million from $1.0 million for fiscal 2011, which primarily reflected higher impairment charges for write-downs of long-lived assets.

Restructuring and Other Charges.     In fiscal 2011, we incurred pretax expense of $0.2 million for relocation costs in connection with the hiring of our new President. We did not incur any restructuring and other charges in fiscal 2012.

Operating Income.     Our operating income for fiscal 2012 decreased by 13.4%, or $5.1 million, to $33.1 million from $38.2 million for fiscal 2011. Operating income as a percentage of net sales for fiscal 2012 decreased to 6.1% from 7.0% for fiscal 2011. The decrease in operating income and operating income percentage was primarily due to our lower gross profit and lower gross margin.

Interest Expense, Net.     Our net interest expense for fiscal 2012 decreased by 45.6%, or $1.0 million, to $1.2 million from $2.2 million in fiscal 2011. This decrease was due to our lower debt level, primarily as a result of the $15.0 million of Term Loan prepayments we made in fiscal 2012 and the $12.6 million of Term Loan prepayments we made in fiscal 2011, and to a lesser extent, lower interest rates. During fiscal 2012 and 2011, we did not have any direct borrowings under our credit facility and we did not have any direct borrowings outstanding as of September 30, 2012.

Loss on Extinguishment of Debt.     During fiscal 2012, we prepaid $15.0 million principal amount of our outstanding Term Loan, which resulted in pretax charges of $22,000, representing the write-off of unamortized deferred financing costs. During fiscal 2011, we prepaid $12.6 million principal amount of our outstanding Term Loan, which resulted in pretax charges totaling $37,000.

Income Taxes.     For fiscal 2012, our effective tax rate was 39.2% compared to 36.1% for fiscal 2011. Our effective tax rate for fiscal 2012 was higher than the statutory federal tax rate of 35% primarily due to the effect of state income taxes, net of federal tax benefit, and to a lesser extent, additional income tax expense (including interest and penalties) recognized as required by the accounting standard for uncertain income tax positions. Our effective tax rate for fiscal 2011 was slightly higher than the statutory federal tax rate of 35% primarily due to the effect of state income taxes, net of federal benefit, on our pretax income for fiscal 2011, partially offset by reductions of state income tax expense, net of federal expense, of $0.9 million recorded in the second quarter of fiscal 2011, which were related to settlements of uncertain income tax positions. See Note 15 of the Notes to Consolidated Financial Statements, included elsewhere in this report, for the reconciliation of the statutory federal income tax rate to our effective tax rate.

Net Income.     Net income for fiscal 2012 decreased by 15.7%, to $19.4 million from $23.0 million for fiscal 2011. Net income per share (diluted) for fiscal 2012 decreased by 16.6%, to $1.46 per share from $1.75 per share in fiscal 2011. Net income for fiscal 2012 includes (net of tax) stock-based compensation expense of $1.5 million and loss on extinguishment of debt of $14,000. Net income for fiscal 2011 includes (net of tax) stock-based compensation expense of $1.5 million, restructuring and other charges of $0.1 million, and loss on extinguishment of debt of $23,000. Before stock-based compensation expense, restructuring and other charges, and loss on extinguishment of debt, our fiscal 2012 net income was $20.9 million or $1.57 per share (diluted) compared to $24.6 million or $1.87 per share (diluted) for fiscal 2011.

Our average diluted shares outstanding of 13.3 million for fiscal 2012 was 1.1% higher than the 13.1 million average diluted shares outstanding for fiscal 2011. The increase in average shares outstanding reflects the higher shares outstanding in fiscal 2012 compared to fiscal 2011, primarily as a result of the exercise of stock options and vesting of restricted stock, slightly offset by lower dilutive impact of outstanding stock options and restricted stock for fiscal 2012 compared to fiscal 2011.

Following is a reconciliation of net income and net income per share (diluted) (“Diluted EPS”) to net income and Diluted EPS before stock-based compensation expense, restructuring and other charges, and loss on extinguishment of debt for the years ended September 30, 2012 and 2011 (in thousands, except per share amounts):

	Year Ended September 30, 2012			Year Ended September 30, 2011
	Net Income	Diluted Shares	Diluted EPS	Net Income	Diluted Shares	Diluted EPS
As reported	$19,372	13,267	$1.46	$22,988	13,120	$1.75
Add: stock-based compensation expense, net of tax	1,472	—		1,467	—
Add: restructuring and other charges, net of tax	—	—		120	—
Add: loss on extinguishment of debt, net of tax	14	—		23	—

As adjusted before stock-based compensation expense, restructuring and other charges, and loss on extinguishment of debt	$20,858	13,267	$1.57	$24,598	13,120	$1.87

Year Ended September 30, 2011 Compared to Year Ended September 30, 2010

Net Sales.    Our net sales for fiscal 2011 increased by 2.7% or $14.2 million, to $545.4 million from $531.2 million for fiscal 2010. Comparable sales increased 0.1% during fiscal 2011 versus a comparable sales decrease of 3.4% during fiscal 2010. The increase in total reported sales for fiscal 2011 compared to fiscal 2010 resulted primarily from increased sales due to the expansion of our maternity apparel leased department relationship with Macy’s, partially offset by decreased sales related to our continued efforts to close underperforming stores.

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

Store Closing, Asset Impairment and Asset Disposal Expenses.     Our store closing, asset impairment and asset disposal expenses for fiscal 2011 decreased by approximately $1.3 million, to $1.0 million from $2.3 million for fiscal 2010, which primarily reflected lower impairment charges for write-downs of long-lived assets.

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

Net Income.     Net income for fiscal 2011 increased by 36.6%, to $23.0 million from $16.8 million for fiscal 2010. Net income per share (diluted) for fiscal 2011 increased by 31.6%, to $1.75 per share from $1.33 per share in fiscal 2010. Net income for fiscal 2011 includes (net of tax) stock-based compensation expense of $1.5 million, restructuring and other charges of $0.1 million, and loss on extinguishment of debt of $23,000. Net income for fiscal 2010 includes (net of tax) stock-based compensation expense of $1.2 million, restructuring and other charges of $3.5 million, and loss on extinguishment of debt of $32,000. Before stock-based compensation expense, restructuring and other charges, and loss on extinguishment of debt, our fiscal 2011 net income was $24.6 million or $1.87 per share (diluted) compared to $21.6 million or $1.70 per share (diluted) for fiscal 2010.

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

Following is a reconciliation of net income and Diluted EPS to net income and Diluted EPS before stock-based compensation expense, restructuring and other charges, and loss on extinguishment of debt for the years ended September 30, 2011 and 2010 (in thousands, except per share amounts):

	Year Ended September 30, 2011			Year Ended September 30, 2010
	Net Income	Diluted Shares	Diluted EPS	Net Income	Diluted Shares	Diluted EPS
As reported	$22,988	13,120	$1.75	$16,829	12,691	$1.33
Add: stock-based compensation expense, net of tax	1,467	—		1,210	—
Add: restructuring and other charges, net of tax	120	—		3,514	—
Add: loss on extinguishment of debt, net of tax	23	—		32	—

As adjusted before stock-based compensation expense, restructuring and other charges, and loss on extinguishment of debt	$24,598	13,120	$1.87	$21,585	12,691	$1.70

Restructuring and Other Charges

In July 2008, we announced that we were streamlining our merchandise brands and store nameplates and implementing cost reductions in order to simplify our business model, reduce overhead costs and improve and tighten our merchandise assortments, and during fiscal 2009 we began to implement actions to achieve further cost reductions. The objectives of our restructuring and cost reduction program were to improve and simplify critical processes, consolidate activities and infrastructure, and reduce our expense structure. As of September 30, 2010, we had completed the planned activities of these initiatives and we incurred $3.9 million of pretax expense substantially related to these initiatives in fiscal 2010, primarily for consulting services. These initiatives resulted in approximate pretax savings of $12 million in fiscal 2009, with incremental pretax savings of approximately $11 million in fiscal 2010 and an additional approximately $6 million in fiscal 2011. Thus we estimated that we realized total pretax savings of approximately $29 million in fiscal 2011 as a result of our cost reduction initiatives, which included the savings realized in fiscal 2009 and fiscal 2010.

After his retirement on September 30, 2008, Dan Matthias, our former Chief Executive Officer (“Former CEO”), agreed to continue to serve us as a director and as non-executive Chairman of the Board of Directors and agreed to remain available to us in an advisory capacity through September 2012. For these services, we agreed to pay the Former CEO an annual retainer of $200,000 through September 2012. In November 2009, the Former CEO entered into a letter agreement with us, which confirmed that he would not seek reelection to the Board of Directors (and, therefore, would no longer serve as our non-executive Chairman of the Board) after the expiration of his term in January 2010. The letter agreement did not change the terms of payment under the annual retainer for advisory services, however we incurred a pretax charge of $0.6 million in fiscal 2010, representing the amount due for the remaining term of the arrangement.

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

Liquidity and Capital Resources

Our cash needs have primarily been for: (i) debt service, including principal prepayments, (ii) capital expenditures, including leasehold improvements, fixtures and equipment for new stores, store relocations and expansions of our existing stores, as well as improvements and new equipment for our distribution and corporate facilities and information systems, and (iii) working capital, including inventory to support our business. In addition, during the second quarter of fiscal 2011, we initiated a regular quarterly cash dividend. We have historically financed our capital requirements from cash flows from operations, borrowings under our credit facilities or available cash balances.

Cash and cash equivalents increased by $7.1 million during fiscal 2012 compared to a decrease of $9.3 million during fiscal 2011.

Cash provided by operations of $42.7 million for fiscal 2012 increased by $21.3 million from $21.4 million for fiscal 2011. This increase in cash provided by operations versus the prior year was the result of net working capital changes that provided cash in fiscal 2012 versus cash used in fiscal 2011, partially offset by lower net income in fiscal 2012 compared to fiscal 2011. The net working capital changes were primarily (i) an increase in accounts payable, accrued expenses and other liabilities in fiscal 2012, compared to a fiscal 2011 decrease that was primarily due to a $4.2 million supplemental executive retirement plan (“SERP”) benefit payment made in December 2010, and (ii) a decrease in inventories in fiscal 2012 compared to an increase in fiscal 2011, which reflects our efforts to tightly control our inventory levels in fiscal 2012 and the significant number of additional Macy’s leased department locations opened in fiscal 2011.

During fiscal 2012 we used cash provided by operations to fund repayments of long-term debt, to pay our quarterly cash dividends, and to pay for capital expenditures. Our $16.1 million of repayments of long-term debt in fiscal 2012 consisted predominantly of $15.0 million in optional prepayments of our Term Loan. In fiscal 2012, we paid $9.3 million in quarterly cash dividends. For fiscal 2012, we also spent $9.3 million on capital expenditures, including $7.1 million for leasehold improvements, fixtures and equipment for new store facilities, as well as improvements to existing stores, and $2.2 million for our information systems and distribution and corporate facilities. The remaining cash provided by operations during fiscal 2012 was used primarily to increase our available cash.

Cash provided by operations of $21.4 million for fiscal 2011 decreased by approximately $4.6 million from $26.0 million for fiscal 2010. This decrease in cash provided by operations versus the prior year was primarily the result of net working capital changes that used a greater amount of cash in fiscal 2011 than in fiscal 2010, partially offset by higher pretax income in fiscal 2011 compared to fiscal 2010. The net working capital changes were primarily (i) a decrease in accounts payable, accrued expenses and other liabilities in fiscal 2011, primarily due to the $4.2 million SERP benefit payment made in December 2010 and lower accrued variable incentive compensation expense, compared to a small increase in fiscal 2010, and (ii) a larger increase in inventories in fiscal 2011 compared to fiscal 2010, which reflects our increased number of leased department locations during fiscal 2011 and somewhat weaker than planned sales during fiscal 2011, partially offset by (iii) a smaller increase in trade receivables in fiscal 2011 than in fiscal 2010.

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

On November 1, 2012, we entered into a five-year $61.0 million senior secured revolving credit facility (the “Credit Facility”), which replaced our former $55.0 million credit facility. The Credit Facility consists of two tranches: (a) a senior secured revolving credit and letter of credit facility of up to $55.0 million, (“Tranche A”) and (b) a senior secured first-in-last-out revolving credit facility of up to $6.0 million (“Tranche A-1”). The Credit Facility will mature on November 1, 2017. Upon our request and with the consent of the lender, permitted borrowings under Tranche A may be increased up to an additional $15.0 million, in increments of $2.5 million, up to a Tranche A maximum limit of $70 million. Proceeds from advances under the Credit Facility, with certain restrictions, may be used to repay our existing term loan or other debt, and to provide financing for working capital, letters of credit, capital expenditures, dividends, share repurchases and other general corporate purposes.

Under the Credit Facility, we are required to maintain minimum Excess Availability (as defined in the related Credit Facility agreement) equal to 10% of the Borrowing Base (as defined in the related Credit Facility agreement). The Credit Facility is secured by a security interest in our trade receivables, inventory, equipment, real estate interests, letter of credit rights, cash, intangibles and certain other assets.

Prior to entering into the Credit Facility, we had in place a senior secured revolving credit facility (the “Prior Credit Facility”), which was amended on July 25, 2011 to decrease the maximum available for borrowings from $65.0 million to $55.0 million and to extend its maturity date from March 13, 2012 to January 13, 2013. The amendment also increased our effective interest rate on borrowings, if any, by approximately 0.75% per annum. There were no financial covenant requirements under the Prior Credit Facility provided that Excess Availability (as defined in the related Prior Credit Facility agreement) did not fall below 10% of the Borrowing Base (as defined in the related Prior Credit Facility agreement). If Excess Availability fell below 10% of the Borrowing Base, we would have been required to meet a specified minimum Fixed Charge Coverage Ratio (as defined in the related Prior Credit Facility agreement). Since the inception of the Prior Credit Facility, we have exceeded the minimum requirements for Excess Availability under the Prior Credit Facility and therefore, have not been subject to any financial covenants.

As of September 30, 2012, we had no outstanding borrowings under the Prior Credit Facility and $7.1 million in letters of credit, with $47.9 million of availability under our Prior Credit Facility, compared to no outstanding borrowings and $7.5 million in letters of credit, with $47.5 million of availability under our Prior Credit Facility, as of September 30, 2011. Borrowings under the Prior Credit Facility as of September 30, 2012 would have borne interest at a rate of between approximately 1.97% and 4.00% per annum. During fiscal 2012 and 2011, we did not have any direct borrowings under the Prior Credit Facility. We may have borrowings under our new Credit Facility during certain periods of fiscal 2013, reflecting seasonal and other timing variations in cash flow. Also, in November 2012 we had average outstanding borrowings of $2.5 million under the Credit Facility that resulted from our need to deposit $7.1 million with the agent bank for the Prior Credit Facility as cash collateral on an interim basis while letters of credit issued under the Prior Credit Facility are replaced with letters of credit issued under the Credit Facility (see Commercial Commitments below).

As of September 30, 2012, we had in place an agreement (the “Term Loan Agreement”) for our Term Loan. On November 1, 2012, we prepaid the remaining Term Loan balance of $13.4 million in connection with the execution of our new Credit Facility. The interest rate on the Term Loan was equal to, at our election, either (i) the prime rate plus 1.00%, or (ii) a LIBOR rate plus an applicable margin. The applicable margin was initially fixed at 2.50% through and including the fiscal quarter ended September 30, 2007. Thereafter, the applicable margin for LIBOR rate borrowings was either 2.25% or 2.50%, depending on our Consolidated Leverage Ratio (as defined in the Term Loan Agreement). Based upon our applicable quarterly Consolidated Leverage Ratios, the applicable margin for LIBOR rate borrowings was 2.50% prior to December 30, 2009 and was reduced to

2.25% effective from December 30, 2009. We were required to make minimum repayments of the principal amount of the Term Loan in quarterly installments of $225,000 each. We were also required to make an annual principal repayment equal to 25% or 50% of Excess Cash Flow (as defined in the Term Loan Agreement) in excess of $5.0 million for each fiscal year, with the 25% or 50% factor depending on our Consolidated Leverage Ratio. There was no required principal repayment related to fiscal 2011 results. Additionally, the Term Loan could be prepaid at our option, in part or in whole, at any time without any prepayment premium or penalty. For fiscal 2012 we made the following prepayments: $5.0 million in the first quarter and $10.0 million in the third quarter. For fiscal 2011 we made the following prepayments: $2.6 million in the first quarter, representing the prepayment required under the annual excess cash flow provision of the Term Loan, and $10.0 million in the third quarter. At September 30, 2012, our indebtedness under the Term Loan Agreement was $13.4 million, which was prepaid on November 1, 2012 as described above.

The Term Loan Agreement contained quarterly financial covenants that required us to maintain a specified maximum permitted Consolidated Leverage Ratio and a specified minimum permitted Consolidated Interest Coverage Ratio (as defined in the Term Loan Agreement). Since the inception of the Term Loan Agreement we were in compliance with all covenants of our Term Loan Agreement.

In order to mitigate our floating rate interest risk on the variable rate Term Loan, we entered into an interest rate swap agreement with the agent bank for the Term Loan that commenced on April 18, 2007, the date the Term Loan proceeds were received, and expired on April 18, 2012. The interest rate swap agreement enabled us to effectively convert a significant portion of the Term Loan (equal to the notional amount of the interest rate swap) from a floating interest rate (LIBOR plus 2.50% prior to December 30, 2009, reduced to LIBOR plus 2.25% effective from December 30, 2009, based on our specified leverage ratios), to a fixed interest rate (7.50% prior to December 30, 2009, reduced to 7.25% effective from December 30, 2009, based on our specified leverage ratios). The notional amount of the interest rate swap was $75.0 million at the inception of the swap agreement and decreased over time to a notional amount of $5.0 million at the expiration date of April 18, 2012.

We have $1.8 million outstanding under an Industrial Revenue Bond (“IRB”) at September 30, 2012. The IRB has a variable interest rate that may be converted to a fixed interest rate at our option. At any time prior to conversion to a fixed interest rate structure, bondholders may put back to us (i.e. require us to repurchase) all or part of the IRB upon notice to the bond trustee, after which the remarketing agent would attempt to resell to third parties the put portion of the IRB. If the remarketing agent is unsuccessful in reselling the put portion of the IRB, the bond trustee may then draw on a letter of credit issued under the Credit Facility to repurchase the put bonds from bondholders on our behalf. During fiscal 2012 and 2011 bondholders put $1.4 million and $0.1 million, respectively, of the IRB back to us, and these put bonds were successfully resold by the remarketing agent to third parties. The letter of credit issued to secure the bonds has never been drawn upon. In the event that the bondholders put the bonds back to us and the remarketing agent fails to resell the bonds, which we believe is unlikely, we expect the acceleration of the payment of the bonds would not have a material adverse effect on our financial position or liquidity.

In March 2007, we entered into Supplemental Executive Retirement Agreements, which have been periodically amended (the “SERP Agreements”), with Dan and Rebecca Matthias (the “SERP Executives”). We also have a grantor trust, which was established for the purpose of accumulating assets in anticipation of our payment obligations under the SERP Agreements (the “Grantor Trust”). Our agreements with the SERP Executives and the trustee for the Grantor Trust (the “Trustee”) allow us to make cash deposits to the Grantor Trust, or provide an irrevocable standby letter of credit (the “ SERP Letter of Credit”) to the Trustee, in lieu of any deposits otherwise required, for funding obligations under the SERP Agreements. In December 2009, in connection with the additional vesting and scheduled payment of SERP Executives’ benefits in 2010, we made a partial cash contribution to the Grantor Trust of $1.5 million, with a corresponding reduction of the SERP Letter of Credit to a total of $4.4 million as of December 31, 2009. In December 2010, we received a distribution of the remaining assets in the Grantor Trust totaling $1.5 million. The amount withdrawn was used to partially fund the $4.2 million December 2010 lump sum payment of SERP benefits to Ms. Matthias. As of September 30, 2012, the SERP Letter of Credit was $150,000, which was equal to the remaining SERP benefits paid to Mr. Matthias on October 1, 2012.

On January 26, 2011, we announced the initiation of a regular quarterly cash dividend. During fiscal 2012 and 2011 we paid cash dividends of $9.3 million (reflecting four quarterly dividend payments or a total of $0.70 per share) and $6.9 million (reflecting three quarterly dividend payments or a total of $0.525 per share), respectively. On November 8, 2012 we declared a quarterly cash dividend of $0.175 per share payable on December 28, 2012, which will require approximately $2.4 million of available cash. Based on our current quarterly dividend rate of $0.175 per share, we project that we will pay approximately $9.4 million of cash dividends during fiscal 2013.

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

Contractual Obligations and Commercial Commitments

We have entered into agreements that create contractual obligations and commercial commitments. These obligations and commitments will have an impact on future liquidity and the availability of capital resources. The tables below set forth a summary of these obligations and commitments as of September 30, 2012 (in thousands):

Contractual Obligations:

		Payments Due by Period
Description	Total Obligations (1)	Less Than One Year	One to Three Years	Three to Five Years	After Five Years
Long-term debt (2)(3)	$15,257	$15,257	$—	$—	$—
Interest related to long-term debt (2)(3)	62	62	—	—	—
Operating leases (4)	165,912	45,787	59,268	32,788	28,069
Purchase obligations (5)	86,366	86,366	—	—	—

Total contractual cash obligations	$267,597	$147,472	$59,268	$32,788	$28,069

(1)	The amounts in this table exclude obligations under employment and retirement agreements. For a discussion of the compensation of our executive officers, see the information contained under the caption “Executive Compensation” in our Proxy Statement, which will be filed with the SEC in connection with the Annual Meeting of Stockholders expected to be held in the second quarter of fiscal 2013.

(2)	Long-term debt includes $13,427 due under our Term Loan at September 30, 2012, which was prepaid on November 1, 2012 in connection with the execution of our new Credit Facility. Interest includes the actual interest paid subsequent to September 30, 2012.

(3)	Long-term debt includes $1,830 due under an IRB at September 30, 2012, which is classified as a current liability in the Consolidated Balance Sheet (See Note 10 of the Notes to Consolidated Financial Statements, included elsewhere in this report). Interest on the floating rate IRB was estimated for one year using the interest rate in effect as of September 30, 2012.

(4)	Includes store operating leases, which generally provide for payment of direct operating costs in addition to rent. The amounts reflected include future minimum lease payments and exclude such direct operating costs.

(5)	Our purchase orders with contract manufacturers are cancelable by us at any time prior to our acceptance of the merchandise, subject to negotiated payment of certain of vendors’ nonrecoverable costs. The amount in this table excludes purchase orders for supplies in the normal course of business.

Commercial Commitments:

		Amount of Commitment Per Period
Description	Total Obligations	Less Than One Year	One to Three Years	Three to Five Years	After Five Years
Credit facility (1)	$7,084	$7,084	$—	$—	$—
Other standby letters of credit	—	—	—	—	—

Total commercial commitments	$7,084	$7,084	$—	$—	$—

(1)	Consists of outstanding letter of credit commitments under our Prior Credit Facility at September 30, 2012. As of November 1, 2012, $6.9 million of letters of credit outstanding under the Prior Credit Facility were in the process of being replaced with letters of credit issued under the new Credit Facility. On November 1, 2012 the Company deposited $7.1 million with the agent bank for the Prior Credit Facility as cash collateral during the transition process. A prorata portion of the cash collateral will be released to the Company after each of the original letters of credit are returned to the agent bank and cancelled.

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

Inventories.    We value our inventories, which consist primarily of maternity apparel, at the lower of cost or market. Cost is determined on the first-in, first-out method (FIFO) and includes the cost of merchandise, freight, duty and broker fees, as well as applied product-related overhead. A periodic review of inventory quantities on hand is performed in order to determine if inventory is properly valued at the lower of cost or market. Factors related to current inventories such as future consumer demand and fashion trends, current aging, current analysis of merchandise based on receipt date, current and anticipated retail markdowns or wholesale discounts, and class or type of inventory are analyzed to determine estimated net realizable values. Criteria utilized by us to determine the net realizable value of our inventories and the related level of required inventory reserves include factors such as the amount of merchandise received within the past twelve months, merchandise received more than one year before with quantities on-hand in excess of twelve months of sales, and merchandise currently selling below cost. A provision is recorded to reduce the cost of inventories to its estimated net realizable value, if required. Inventories as of September 30, 2012 and 2011 totaled $88.8 million and $90.4 million, respectively, representing 44.5% and 45.5% of total assets, respectively. Given the significance of inventories to our consolidated financial statements, the determination of net realizable values is considered to be a critical accounting estimate. Any significant unanticipated changes in the factors noted above could have a significant impact on the value of our inventories and our reported operating results.

Long-Lived Assets.     Our long-lived assets consist principally of store leasehold improvements and furniture and equipment (included in “property, plant and equipment, net” in our consolidated balance sheets) and, to a much lesser extent, patent and lease acquisition costs (included in “other intangible assets, net” in our consolidated balance sheets). These long-lived assets are recorded at cost and are amortized using the straight-line method over the shorter of the lease term or their useful life. Net long-lived assets as of September 30, 2012 and 2011 totaled $52.4 million and $57.1 million, respectively, representing 26.3% and 28.7% of total assets, respectively.

In assessing potential impairment of these assets, we periodically evaluate the historical and forecasted operating results and cash flows on a store-by-store basis. Newly opened stores may take time to generate positive operating and cash flow results. Factors such as (i) store type, that is, Company store or leased department, (ii) store concept, that is, Motherhood, Pea or Destination Maternity, (iii) store location, for example, urban area versus suburb, (iv) current marketplace awareness of our brands, (v) local customer demographic data, (vi) anchor stores within the mall in which our store is located and (vii) current fashion trends are all considered in determining the time frame required for a store to achieve positive financial results, which is assumed to be within two years from the date a store location is opened. If economic conditions are substantially different from our expectations, the carrying value of certain of our long-lived assets may become impaired. As a result of our impairment assessment, we recorded write-downs of long-lived assets of $1.9 million and $0.8 million during fiscal 2012 and fiscal 2011, respectively.

Self-Insurance Reserves.     We are primarily self-insured for most workers’ compensation claims, general liability and automotive liability losses, and for healthcare claims. We have purchased insurance coverage in order to establish certain limits to our exposure on a per claim basis and on an aggregate basis. Our accrued insurance expense, which was primarily for self-insurance reserves, as of September 30, 2012 and 2011 totaled $5.3 million and $4.6 million, respectively, representing 2.7% and 2.3% of total assets, respectively. The estimated reserves for our self-insured liabilities and our reported operating results could be significantly affected if future occurrences and claims differ from the factors noted below.

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

The temporary differences between the book and tax treatment of income and expenses result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income. Actual results could differ from our assessments if adequate taxable income is not generated in future periods. Net deferred tax assets as of September 30, 2012 and 2011 totaled $18.2 million and $17.7 million, respectively, representing 9.1% and 8.9% of total assets at September 30, 2012 and 2011, respectively. To the extent we believe that recovery is not more likely than not, we must establish a valuation allowance. To the extent we establish a valuation allowance or change the allowance in a future period, income tax expense will be impacted.

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

Forward-Looking Statements

Some of the information in this report, including the information incorporated by reference (as well as information included in oral statements or other written statements made or to be made by us), contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements involve a number of risks and uncertainties. A number of factors could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, but are not limited to: the continuation of economic recovery of the retail industry in general and of apparel purchases in particular, our ability to successfully manage our various business initiatives, the success of our international business and its expansion, our ability to successfully manage, retain and expand our leased department and licensed relationships and marketing partnerships, future sales trends in our various sales channels, unusual weather patterns, changes in consumer spending patterns, raw material price increases, overall economic conditions and other factors affecting consumer confidence, demographics and other macroeconomic factors that may impact the level of spending for maternity apparel (such as fluctuations in pregnancy rates and birth rates), expense savings initiatives, our ability to anticipate and respond to fashion trends and consumer preferences, unanticipated fluctuations in our operating results, the impact of competition and fluctuations in the price, availability and quality of raw materials and contracted products, availability of suitable store locations, continued availability of capital and financing, our ability to hire and develop senior management and sales associates, our ability to develop and source merchandise, our ability to receive production from foreign sources on a timely basis, potential stock repurchases, the continuation of the regular quarterly cash dividend, the trading liquidity of our common stock, changes in market interest rates, war or acts of terrorism and other factors referenced in this report, including those set forth under the caption “Item 1A. Risk Factors.”

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

As of September 30, 2012, we had cash equivalents of $19.5 million. Our cash equivalents consist of investments in money market funds that bear interest at variable rates. A change in market interest rates earned on our investments impacts the interest income and cash flows, but does not materially impact the fair market value of the financial instruments. Due to the average maturity and conservative nature of our investment portfolio, we believe a sudden change in interest rates would not have a material effect on the value of our investment portfolio. The impact on our future interest income resulting from changes in investment yields will depend largely on the gross amount of our investment portfolio at that time. However, based upon the conservative nature of our investment portfolio and current experience, we do not believe a decrease in investment yields would have a material negative effect on our interest income.

As of September 30, 2012, the principal components of our debt portfolio were the $13.4 million Term Loan and the $55.0 million Prior Credit Facility, both of which were denominated in United States dollars. On November 1, 2012, we entered into a new $61.0 million Credit Facility, which replaced our Prior Credit Facility.

Both our Prior Credit Facility and our new Credit Facility have variable interest rates that are tied to market indices. As of September 30, 2012, we had no direct borrowings and $7.1 million of letters of credit outstanding under our Prior Credit Facility. Borrowings under the Prior Credit Facility would have resulted in interest at a rate between approximately 1.97% and 4.00% per annum as of September 30, 2012. As of September 30, 2012, if the new Credit Facility had been in place at that date, Tranche A borrowings under the new Credit Facility would have resulted in interest at a rate between approximately 1.72% and 3.75% per annum, and Tranche A-1 borrowings under the new Credit Facility would have resulted in interest at a rate between approximately 3.22% and 5.25% per annum. Interest on any future borrowings under the Credit Facility would, to the extent of outstanding borrowings, be affected by changes in market interest rates. A change in market interest rates on the variable rate portion of our debt portfolio would impact the interest expense incurred and cash flows.

On November 1, 2012, we prepaid the remaining Term Loan balance of $13.4 million in connection with the execution of the new Credit Facility. Based on the limited other variable rate debt included in our debt portfolio as of September 30, 2012, a 100 basis point increase in interest rates would result in additional interest incurred for the year of less than $0.1 million. A 100 basis point decrease in interest rates would correspondingly lower our interest expense for the year by less than $0.1 million.

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

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to our management on a timely basis to allow decisions regarding required disclosure. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2012. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2012, these controls and procedures were effective.

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

Management assessed the Company’s internal control over financial reporting as of September 30, 2012, the end of the Company’s fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and the Company’s overall control environment.

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

(b)    Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Destination Maternity Corporation:

We have audited Destination Maternity Corporation’s internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Destination Maternity Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting presented above. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Destination Maternity Corporation maintained, in all material respects, effective internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Destination Maternity Corporation and subsidiaries as of September 30, 2012 and 2011, and the related consolidated statements of income, stockholders’ equity and comprehensive income and cash flows for each of the years in the three-year period ended September 30, 2012 and the related financial statement schedule, and our report dated December 14, 2012 expressed an unqualified opinion on those consolidated financial statements and the related financial statement schedule.

/s/ KPMG LLP

Philadelphia, Pennsylvania

December 14, 2012

(c)    Change in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting identified in connection with management’s evaluation that occurred during the last fiscal quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance

Information concerning directors and corporate governance, appearing under the captions “Corporate Governance,” “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement, is incorporated herein by reference in response to this Item 10. Information concerning executive officers, appearing under the caption “Item 1. Business—Executive Officers of the Company” in Part I of this Form 10-K, is incorporated herein by reference in response to this Item 10.

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

The financial statements listed in the accompanying Index to Consolidated Financial Statements and Financial Statement Schedule are filed as part of this Form 10-K, commencing on page F-1.

(2)	Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts.

All other schedules are omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or notes thereto.

(3)	Exhibits

See following Index of Exhibits.

INDEX OF EXHIBITS

Exhibit No.	Description

*3.1	Restated Certificate of Incorporation of the Company (Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2008).

*3.2	Bylaws of the Company (Exhibit 3.2 to the Company’s Current Report on Form 8-K dated November 9, 2011).

*4.1	Specimen certificate representing shares of the Company’s common stock with legend regarding Preferred Stock Purchase Rights (Exhibit 4.2 to the Company’s Current Report on Form 8-K dated October 12, 1995).

*4.2	Amended and Restated Rights Agreement, dated as of October 9, 2005, between the Company and StockTrans, Inc., which includes the Form of Series B Rights Certificate, the Certificate of Designation of the voting powers, designations, preferences, and relative, participating, optional or other special rights and qualifications, limitations and restrictions of the Series B Junior Participating Preferred Stock, and a Summary of Rights to Purchase Preferred Stock attached thereto as Exhibits A, B and C respectively (Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 9, 2005).

†*10.1	1994 Director Stock Option Plan (Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1994).

*10.2	Loan Agreement, dated September 1, 1995, between Philadelphia Authority For Industrial Development (“PAID”) and the Company (Exhibit 10.26 to the Company’s Registration Statement on Form S-1, Registration No. 33-97318, dated October 26, 1995 (the “1995 Registration Statement”)).

*10.3	Indenture of Trust between PAID and Society National Bank dated September 1, 1995 (Exhibit 10.29 to the 1995 Registration Statement).

*10.4	Variable/Fixed Rate Federally Taxable Economic Development Bond (Mothers Work, Inc.), Series of 1995, in the aggregate principal amount of $4,000,000 (Exhibit 10.30 to the 1995 Registration Statement).

†*10.5	1987 Stock Option Plan (as amended and restated) (Exhibit 4.1 to the Company’s Registration Statement on Form S-8, Registration No. 333-59529, dated July 21, 1998).

†*10.6	Amendment to the Company’s 1987 Stock Option Plan, as amended and restated, effective as of November 13, 2002 (Exhibit 10.25 to the Company’s Form 10-Q for the quarter ended March 31, 2003).

†*10.7	Form of Non-Qualified Stock Option Agreement under the Company’s 1987 Stock Option Plan (Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2004 (the “2004 Form 10-K”)).

†*10.8	Form of Non-Qualified Stock Option Agreement under the Company’s 1994 Director Stock Option Plan (Exhibit 10.19 to the 2004 Form 10-K).

†*10.9	Form of Waiver of Rights Under Company’s 1987 Stock Option Plan and 1994 Director Stock Option Plan executed by each of the Company’s Non-Management Directors (Exhibit 10.21 to the Company’s Current Report on Form 8-K dated December 29, 2005 (the “December 29, 2005 Form 8-K”)).

†*10.10	Form of Waiver of Rights Under Company’s 1987 Stock Option Plan executed by certain of the Company’s executive officers (Exhibit 10.22 to the December 29, 2005 Form 8-K).

Exhibit No.	Description

†*10.11	Form of Restricted Stock Award Agreement under the Company’s 2005 Equity Incentive Plan (Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2006 (the “2006 Form 10-K”)).

†*10.12	Form of Non-Qualified Stock Option Agreement under the Company’s 2005 Equity Incentive Plan (Exhibit 10.29 to the 2006 Form 10-K).

†*10.13	Management Incentive Program (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 13, 2006).

†*10.14	Second Amended and Restated Employment Agreement, dated March 2, 2007, between Dan W. Matthias and the Company (Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 2, 2007 (the “March 2, 2007 Form 8-K”).

†*10.15	Supplemental Retirement Agreement dated as of March 2, 2007, between the Company and Rebecca C. Matthias (Exhibit 10.3 to the March 2, 2007 Form 8-K).

†*10.16	Supplemental Retirement Agreement dated as of March 2, 2007, between the Company and Dan W. Matthias (Exhibit 10.4 to the March 2, 2007 Form 8-K).

*10.17	Confidentiality Agreement, dated March 10, 2008, by and among the Company, Crescendo Partners II, L.P., Series K, Crescendo Investments II, LLC, Crescendo Partners III, L.P., and Crescendo Investments III, LLC. (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 10, 2008).

†*10.18	Letter Agreement, dated March 28, 2008, between the Company and Dan W. Matthias and Rebecca C. Matthias (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 28, 2008).

†*10.19	Letter Agreement, dated May 20, 2008, between the Company and Dan W. Matthias and Rebecca C. Matthias (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 20, 2008).

†*10.20	Employment Agreement, dated July 23, 2008, between the Company and Judd P. Tirnauer (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 21, 2008 (the “July 21, 2008 Form 8-K”)).

†*10.21	Restrictive Covenant Agreement with Judd P. Tirnauer dated July 23, 2008 (Exhibit 10.2 to the July 21, 2008 Form 8-K).

†*10.22	Restricted Stock Award Agreement with Judd P. Tirnauer dated July 23, 2008 (Exhibit 10.3 to the July 21, 2008 Form 8-K).

†*10.23	Transition Agreement, dated September 26, 2008, between Dan W. Matthias and the Company (Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 26, 2008).

†*10.24	Letter Agreement, dated November 6, 2009, between Dan W. Matthias and the Company (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 4, 2009 (the “November 4, 2009 Form 8-K”)).

*10.25	Letter Agreement, dated November 6, 2009, by and among the Company, Crescendo Partners II, L.P., Series K, Crescendo Investments II, LLC, Crescendo Partners III, L.P., and Crescendo Investments III, LLC. (Exhibit 10.2 to the November 4, 2009 Form 8-K).

†*10.26	Transition Agreement, dated November 6, 2009, between Rebecca C. Matthias and the Company (Exhibit 10.3 to the November 4, 2009 Form 8-K).

†*10.27	2005 Equity Incentive Plan (as amended and restated) (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 25, 2011).

Exhibit No.	Description

†*10.28	Employment Agreement, dated April 11, 2011, between Christopher F. Daniel and the Company (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 11, 2011 (the “April 11, 2011 Form 8-K”)).

†*10.29	Non-Qualified Stock Option Award Agreement between Christopher F. Daniel and the Company (Exhibit 10.44 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (the “June 30, 2011 Form 10-Q”)).

†*10.30	Form of Restricted Stock Award Agreement between Christopher F. Daniel and the Company (Exhibit 10.45 to the June 30, 2011 Form 10-Q).

†*10.31	Executive Employment Agreement, dated July 16, 2009, between Ronald J. Masciantonio and the Company (Exhibit 10.4 to the April 11, 2011 Form 8-K).

†*10.32	Amendment to Executive Employment Agreement, dated April 27, 2010, between Ronald J. Masciantonio and the Company (Exhibit 10.5 to the April 11, 2011 Form 8-K).

†*10.33	Restrictive Covenant Agreement, dated July 16, 2009, between Ronald J. Masciantonio and the Company (Exhibit 10.6 to the April 11, 2011 Form 8-K).

†*10.34	Amendment, dated August 10, 2011, to the Employment Agreement dated as of July 23, 2008 between Judd P. Tirnauer and the Company (Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 10, 2011 (the “August 10, 2011 Form 8-K”)).

†*10.35	Amendment, dated August 10, 2011, to the Employment Agreement dated as of July 16, 2009 (as amended) between Ronald J. Masciantonio and the Company (Exhibit 10.3 to the August 10, 2011 Form 8-K).

†*10.36	Amendment, dated November 22, 2011, to the Employment Agreement dated as of July 23, 2008 (as amended) between Judd P. Tirnauer and the Company (Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2011 (the “2011 Form 10-K”)).

†*10.37	Amendment, dated November 22, 2011, to the Employment Agreement dated as of July 16, 2009 (as amended) between Ronald J. Masciantonio and the Company (Exhibit 10.46 to the 2011 Form 10-K).

†*10.38	Form of Restricted Stock Unit Award Agreement under the Company’s 2005 Equity Incentive Plan (Exhibit 10.47 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011).

†*10.39	Third Amended and Restated Employment Agreement dated March 6, 2012 between Edward M. Krell and the Company (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 6, 2012).

*10.40	Credit Agreement, dated November 1, 2012, among the Company and Cave Springs, Inc., each as a Borrower, and Mothers Work Canada, Inc., as a Guarantor, and Wells Fargo, N.A., as the Lender and Administrative Agent (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 1, 2012).

†*10.41	Amendment, dated November 15, 2012, to the Employment Agreement dated as of July 16, 2009 (as amended) between Ronald J. Masciantonio and the Company (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 15, 2012).

†10.42	Non-Employee Director Compensation Policy & Equity Ownership Guidelines.

*21	Subsidiaries of the Company (Exhibit 21 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2010).

23	Consent of KPMG LLP.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Executive Vice President & Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Executive Vice President & Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference.

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Philadelphia, Commonwealth of Pennsylvania, on December 14, 2012.

DESTINATION MATERNITY CORPORATION

By:	/s/ EDWARD M. KRELL
Edward M. Krell
Chief Executive Officer (Principal Executive Officer)

By:	/s/ JUDD P. TIRNAUER
Judd P. Tirnauer
Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on December 14, 2012, in the capacities indicated:

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

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Destination Maternity Corporation:

We have audited the accompanying consolidated balance sheets of Destination Maternity Corporation and subsidiaries as of September 30, 2012 and 2011, and the related consolidated statements of income, stockholders’ equity and comprehensive income and cash flows for each of the years in the three-year period ended September 30, 2012. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule, Valuation and Qualifying Accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Destination Maternity Corporation and subsidiaries as of September 30, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Destination Maternity Corporation’s internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 14, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania

December 14, 2012

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$22,376	$15,285
Trade receivables, net	13,197	11,015
Inventories	88,754	90,366
Deferred income taxes	7,557	7,572
Prepaid expenses and other current assets	4,220	6,797

Total current assets	136,104	131,035

Property, plant and equipment, net	51,078	55,854

Other assets:
Deferred financing costs, net of accumulated amortization of $751 and $760	92	158
Other intangible assets, net of accumulated amortization of $2,123 and $2,082	1,347	1,248
Deferred income taxes	10,667	10,133
Other non-current assets	356	344

Total other assets	12,462	11,883

Total assets	$199,644	$198,772

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit borrowings	$—	$—
Current portion of long-term debt	15,257	2,915
Accounts payable	21,987	18,456
Accrued expenses and other current liabilities	35,544	33,680

Total current liabilities	72,788	55,051
Long-term debt	—	28,427
Deferred rent and other non-current liabilities	21,884	22,599

Total liabilities	94,672	106,077

Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, 1,656,381 shares authorized
Series B junior participating preferred stock, $.01 par value; 300,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value; 20,000,000 shares authorized, 13,370,149 and 13,225,928 shares issued and outstanding, respectively	134	132
Additional paid-in capital	95,086	92,932
Retained earnings (accumulated deficit)	9,786	(261)
Accumulated other comprehensive loss	(34)	(108)

Total stockholders’ equity	104,972	92,695

Total liabilities and stockholders’ equity	$199,644	$198,772

The accompanying notes are an integral part of these Consolidated Financial Statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Year Ended September 30,
	2012	2011	2010
Net sales	$541,476	$545,394	$531,192
Cost of goods sold	250,765	248,497	240,166

Gross profit	290,711	296,897	291,026
Selling, general and administrative expenses	255,623	257,421	251,653
Store closing, asset impairment and asset disposal expenses	1,983	1,039	2,282
Restructuring and other charges	—	193	5,658

Operating income	33,105	38,244	31,433
Interest expense, net	1,215	2,233	3,300
Loss on extinguishment of debt	22	37	51

Income before income taxes	31,868	35,974	28,082
Income tax provision	12,496	12,986	11,253

Net income	$19,372	$22,988	$16,829

Net income per share—Basic	$1.48	$1.79	$1.37

Average shares outstanding—Basic	13,096	12,820	12,304

Net income per share—Diluted	$1.46	$1.75	$1.33

Average shares outstanding—Diluted	13,267	13,120	12,691

The accompanying notes are an integral part of these Consolidated Financial Statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total	Comprehensive Income
	Number of Shares	Amount
Balance as of September 30, 2009	12,223	$122	$84,496	$(33,177)	$(1,641)	$49,800
Net income	—	—	—	16,829	—	16,829	$16,829
Amortization of prior service cost for retirement plans, net of tax	—	—	—	—	88	88	88
Retirement plan amendment, net of tax	—	—	—	—	281	281	281
Change in fair value of interest rate swap, net of tax	—	—	—	—	692	692	692

Comprehensive income							$17,890

Stock-based compensation	89	1	1,935	—	—	1,936
Exercise of stock options, net	466	5	1,364	—	—	1,369
Excess tax benefit from stock option exercises and restricted stock vesting	—	—	1,563	—	—	1,563
Repurchase and retirement of common stock	(87)	(1)	(959)	—	—	(960)

Balance as of September 30, 2010	12,691	127	88,399	(16,348)	(580)	71,598
Net income	—	—	—	22,988	—	22,988	$22,988
Change in fair value of interest rate swap, net of tax	—	—	—	—	490	490	490
Foreign currency translation adjustments	—	—	—	—	(18)	(18)	(18)

Comprehensive income							$23,460

Cash dividends	—	—	—	(6,901)	—	(6,901)
Stock-based compensation	117	1	2,343	—	—	2,344
Exercise of stock options, net	547	5	2,280	—	—	2,285
Excess tax benefit from stock option exercises and restricted stock vesting	—	—	2,695	—	—	2,695
Repurchase and retirement of common stock	(129)	(1)	(2,785)	—	—	(2,786)

Balance as of September 30, 2011	13,226	$132	$92,932	$(261)	$(108)	$92,695

The accompanying notes are an integral part of these Consolidated Financial Statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (Continued)

(in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total	Comprehensive Income
	Number of Shares	Amount
Balance as of September 30, 2011	13,226	$132	$92,932	$(261)	$(108)	$92,695
Net income	—	—	—	19,372	—	19,372	$19,372
Change in fair value of interest rate swap, net of tax	—	—	—	—	90	90	90
Foreign currency translation adjustments	—	—	—	—	(16)	(16)	(16)

Comprehensive income							$19,446

Cash dividends	—	—	—	(9,325)	—	(9,325)
Stock-based compensation	91	1	2,356	—	—	2,357
Exercise of stock options, net	84	1	106	—	—	107
Excess tax benefit from stock option exercises and restricted stock vesting	—	—	289	—	—	289
Repurchase and retirement of common stock	(31)	—	(597)	—	—	(597)

Balance as of September 30, 2012	13,370	$134	$95,086	$9,786	$(34)	$104,972

The accompanying notes are an integral part of these Consolidated Financial Statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended September 30,
	2012	2011	2010
Operating Activities
Net income	$19,372	$22,988	$16,829
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,445	12,769	12,917
Stock-based compensation expense	2,357	2,344	1,936
Loss on impairment of long-lived assets	1,876	768	1,865
Loss on disposal of assets	115	270	196
Loss on extinguishment of debt	22	37	51
Deferred income tax (benefit) provision	(1,378)	2,679	(2,062)
Amortization of deferred financing costs	105	170	196
Changes in assets and liabilities:
(Increase) decrease in:
Trade receivables	(2,188)	(680)	(3,814)
Inventories	1,611	(9,632)	(1,863)
Prepaid expenses and other current assets	2,577	(1,634)	(1,310)
Other non-current assets	(12)	(26)	(4)
Increase (decrease) in:
Accounts payable, accrued expenses and other current liabilities	6,201	(5,525)	(1,028)
Deferred rent and other non-current liabilities	(406)	(3,085)	2,065

Net cash provided by operating activities	42,697	21,443	25,974

Investing Activities
Capital expenditures	(9,256)	(12,270)	(10,448)
Additions to intangible assets	(265)	(313)	(293)
Withdrawal from (contribution to) grantor trust	—	1,504	(1,500)

Net cash used in investing activities	(9,521)	(11,079)	(12,241)

Financing Activities
(Decrease) increase in cash overdrafts	(401)	(1,147)	550
Repayment of long-term debt	(16,085)	(13,819)	(12,248)
Deferred financing costs paid	(61)	(26)	—
Withholding taxes on stock-based compensation paid in connection with repurchase of common stock	(597)	(2,786)	(960)
Cash dividends paid	(9,325)	(6,901)	—
Proceeds from exercise of stock options	107	2,285	1,369
Excess tax benefit from exercise of stock options and restricted stock vesting	289	2,695	1,563

Net cash used in financing activities	(26,073)	(19,699)	(9,726)

Effect of exchange rate changes on cash and cash equivalents	(12)	(13)	—

Net Increase (Decrease) in Cash and Cash Equivalents	7,091	(9,348)	4,007
Cash and Cash Equivalents, Beginning of Year	15,285	24,633	20,626

Cash and Cash Equivalents, End of Year	$22,376	$15,285	$24,633

The accompanying notes are an integral part of these Consolidated Financial Statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS

Destination Maternity Corporation and subsidiaries (the “Company”) is a specialty designer and retailer of maternity clothing. The Company operated 2,008 retail locations as of September 30, 2012, including 625 stores and 1,383 leased departments, throughout the United States, Puerto Rico and Canada, and markets its maternity apparel on the Internet through its DestinationMaternity.com and brand-specific websites. In addition, the Company markets maternity apparel at Kohl’s® stores throughout the United States under an exclusive product and license agreement. The Company has expanded internationally and has entered into exclusive store franchise and product supply relationships in the Middle East, India and South Korea. The Company was incorporated in Delaware in 1982.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Principles of Consolidation and Basis of Financial Statement Presentation

The accompanying consolidated financial statements include the accounts of the Company and its direct and indirect wholly-owned subsidiaries: Cave Springs, Inc., Mothers Work Canada, Inc., Destination Maternity Apparel Private Limited and Mothers Work Services, Inc. All significant intercompany transactions and accounts have been eliminated in consolidation.

b. Fiscal Year-End

The Company operates on a fiscal year ending September 30 of each year. All references to fiscal years of the Company refer to the fiscal years ended on September 30 in those years. For example, the Company’s “fiscal 2012” ended on September 30, 2012.

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

d. Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash in the bank and short-term investments with an original maturity of three months or less when purchased. Cash overdrafts of $3,452,000 and $3,853,000 were included in accounts payable as of September 30, 2012 and 2011, respectively.

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

During fiscal 2012, 2011 and 2010, the Company recorded impairment write-downs of property, plant and equipment totaling $1,875,000, $759,000 and $1,863,000, respectively, on a pretax basis.

g. Intangible Assets

Intangible assets with definite useful lives consist primarily of patent and lease acquisition costs. The Company capitalizes legal costs incurred to defend its patents when a successful outcome is deemed probable and to the extent of an evident increase in the value of the patents. Intangible assets are amortized over the shorter of their useful life or, if applicable, the lease term. Management reviews the carrying amount of these intangible assets as impairment indicators arise, to assess the continued recoverability based on future undiscounted cash flows and operating results from the related asset, future asset utilization and changes in market conditions. During fiscal 2012, 2011 and 2010, the Company recorded write-downs of intangible assets totaling $1,000, $9,000 and $2,000, respectively, on a pretax basis. The Company has not identified any indefinite-lived intangible assets. Aggregate amortization expense of intangible assets in fiscal 2012, 2011 and 2010 was $142,000, $135,000 and $119,000, respectively.

Estimated amortization expense of the Company’s intangible assets as of September 30, 2012, for the next five fiscal years, is as follows (in thousands):

Fiscal Year
2013	$151
2014	134
2015	117
2016	112
2017	105

h. Interest Rate Derivatives

The Company mitigated a portion of its floating rate interest risk on variable rate long-term debt through an interest rate swap agreement that expired on April 18, 2012. In accordance with applicable accounting standards for derivative instruments, the Company recognized the derivative on the balance sheet at fair value. On the date the derivative instrument was entered into, the Company designated it as a hedge of the variability of cash flows

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

to be received or paid related to a recognized asset or liability (“cash flow hedge”). Changes in the fair value of a derivative that is designated as, and meets all the criteria for, a cash flow hedge are recorded in accumulated other comprehensive loss and reclassified into earnings as the underlying hedged item affects earnings. When applicable, the Company formally documents the relationship between hedging instruments and hedged items. Also when applicable, the Company formally assesses at the inception of the hedge and on a quarterly basis, whether the derivative is highly effective in offsetting changes in cash flows of the hedged item. Any portion of the change in fair value of the derivative associated with hedge ineffectiveness is included in current earnings. For fiscal 2012, 2011 and 2010, the Company’s interest rate swap was determined to have no ineffectiveness.

i. Deferred Financing Costs

Deferred financing costs are amortized to interest expense over the term of the related debt agreement. Amortization expense of deferred financing costs in fiscal 2012, 2011 and 2010 was $105,000, $170,000 and $196,000, respectively. In connection with debt extinguishments, in fiscal 2012, 2011 and 2010 the Company wrote off $22,000, $37,000 and $51,000, respectively, of unamortized deferred financing costs (see Note 10). In connection with its new credit facility entered into on November 1, 2012, the Company incurred approximately $825,000 in deferred financing costs, of which $61,000 was paid in fiscal 2012 (see Note 9).

Estimated amortization expense of the Company’s deferred financing costs as of September 30, 2012 plus those incurred in November 2012, for the next five fiscal years, is as follows (in thousands):

Fiscal Year
2013	$173
2014	165
2015	165
2016	165
2017	165

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

l. Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, trade receivables and accounts payable approximate fair value due to the short-term nature of those instruments. The majority of the Company’s long-term debt bears interest at variable rates, which adjust based on market conditions, and the carrying value of the long-term debt approximates fair value. The fair value of the Company’s debt was determined using a discounted cash flow

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

analysis based on interest rates currently available to the Company or for similar instruments available to companies with comparable credit quality. A significant portion of the Company’s floating rate interest risk on variable rate long-term debt was mitigated through an interest rate swap agreement that expired on April 18, 2012. As of September 30, 2011, the estimated fair value of the interest rate swap was an unrealized loss of $(145,000).

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

o. Cost of Goods Sold

Cost of goods sold in the accompanying Consolidated Statements of Income includes: merchandise costs (including customs duty expenses), expenses related to inventory shrinkage, product-related corporate expenses (including expenses related to payroll, benefit costs and operating expenses of the Company’s buying departments), inventory reserves (including lower of cost or market reserves), inbound freight charges, purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs, and the other costs of the Company’s distribution network.

p. Shipping and Handling Fees and Costs

The Company includes shipping and handling revenue earned from its Internet activities in net sales. Shipping and handling costs, which are included in cost of goods sold in the accompanying Consolidated Statements of Income, include shipping supplies, related labor costs and third-party shipping costs.

q. Selling, General and Administrative Expenses

Selling, general and administrative expenses in the accompanying Consolidated Statements of Income include advertising and marketing expenses, corporate administrative expenses, store expenses (including store payroll and store occupancy expenses), and store opening expenses.

r. Advertising Costs

The Company expenses the costs of advertising when the advertising first occurs. Advertising expenses, including Internet advertising expenses, were $13,878,000, $11,712,000 and $12,147,000 in fiscal 2012, 2011 and 2010, respectively.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

s. Stock-based Compensation

The Company recognizes employee stock-based compensation as a cost in the accompanying Consolidated Statements of Income. Stock-based awards are measured at the grant date fair value and are recorded generally on a straight-line basis over the vesting period, net of estimated forfeitures. Excess tax benefits related to stock option exercises and restricted stock vesting, which are recognized in stockholders’ equity, are reflected as financing cash inflows.

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

v. Net Income per Share and Cash Dividends

Basic net income (or earnings) per share (“Basic EPS”) is computed by dividing net income by the weighted average number of common shares outstanding, excluding restricted stock awards for which the restrictions have not lapsed. Diluted net income per share (“Diluted EPS”) is computed by dividing net income by the weighted average number of common shares outstanding, after giving effect to the potential dilution, if applicable, from the assumed lapse of restrictions on restricted stock awards and exercise of stock options into shares of common stock as if those stock options were exercised. Common shares issuable in connection with the award of performance-based restricted stock units (“RSUs”) are excluded from the calculation of EPS until the RSUs’ performance conditions are achieved and the shares in respect of the RSUs become issuable (see Note 14).

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following table summarizes those effects for the diluted net income per share calculation (in thousands, except per share amounts):

	Year Ended September 30,
	2012	2011	2010
Net income	$19,372	$22,988	$16,829

Net income per share—Basic	$1.48	$1.79	$1.37

Net income per share—Diluted	$1.46	$1.75	$1.33

Average number of shares outstanding—Basic	13,096	12,820	12,304
Incremental shares from the assumed exercise of outstanding stock options	122	239	316
Incremental shares from the assumed lapse of restrictions on restricted stock awards	49	61	71

Average number of shares outstanding—Diluted	13,267	13,120	12,691

In addition to performance-based RSUs, for fiscal 2012, 2011 and 2010, stock options and unvested restricted stock totaling approximately 321,000, 164,000 and 292,000 shares, respectively, were excluded from the calculation of Diluted EPS as their effect would have been antidilutive.

On January 26, 2011, the Company announced the initiation of a regular quarterly cash dividend. During fiscal 2012 and 2011 the Company paid cash dividends totaling $9,325,000 ($0.70 per share) and $6,901,000 ($0.525 per share), respectively. On November 8, 2012 the Company declared a quarterly cash dividend of $0.175 per share payable on December 28, 2012, which will require approximately $2,400,000 of available cash.

w. Statements of Cash Flows

In fiscal 2012, 2011 and 2010, the Company paid interest, including payments made on its interest rate swap agreement (see Note 10), of $1,359,000, $2,266,000 and $3,414,000, respectively, and made income tax payments, net of refunds, of $7,432,000, $9,804,000 and $2,357,000, respectively.

x. Business and Credit Risk

Financial instruments, primarily cash and cash equivalents and trade receivables, potentially subject the Company to concentrations of credit risk. The Company limits its credit risk associated with cash and cash equivalents by placing such investments in highly liquid funds and instruments. Trade receivables associated with third-party credit cards are processed by financial institutions, which are monitored for financial stability. Trade receivables associated with licensed, leased department and other relationships are evaluated for collectibility based on a combination of factors, including aging of trade receivables, write-off experience and past payment trends. The Company is dependent on key suppliers to provide sufficient quantities of inventory at competitive prices. No single supplier represented 10% or more of net purchases in fiscal 2012, 2011 or 2010. A significant majority of the Company’s purchases during fiscal 2012, 2011 and 2010 were imported. Management believes that any event causing a disruption of imports from any specific country could be mitigated by moving production to readily available alternative sources.

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

3. TRADE RECEIVABLES

Trade receivables are recorded based on revenue recognized for sales of the Company’s merchandise and for other revenue earned by the Company through its marketing partnership programs and international franchise agreements, and are non-interest bearing. The Company evaluates the collectability of trade receivables based on a combination of factors, including aging of trade receivables, write-off experience, analysis of historical trends and expectations of future performance. An allowance for doubtful accounts is recorded for the amount of trade receivables that are considered unlikely to be collected. When the Company’s collection efforts are unsuccessful, uncollectible trade receivables are charged against the allowance for doubtful accounts. As of September 30, 2012 and 2011, the Company’s trade receivables were net of allowance for doubtful accounts of $201,000 and $156,000, respectively.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. INVENTORIES

Inventories as of September 30 were comprised of the following (in thousands):

	2012	2011
Finished goods	$82,795	$83,726
Work-in-progress	2,804	2,381
Raw materials	3,155	4,259

	$88,754	$90,366

5. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment as of September 30 was comprised of the following (in thousands):

	2012	2011
Land	$1,400	$1,400
Building and improvements	15,843	15,465
Furniture and equipment	69,504	69,919
Leasehold improvements	84,702	91,927

	171,449	178,711
Less: accumulated depreciation and amortization	(120,371)	(122,857)

	$51,078	$55,854

Aggregate depreciation and amortization expense of property, plant and equipment in fiscal 2012, 2011 and 2010 was $12,303,000, $12,634,000 and $12,798,000, respectively. During fiscal 2012, 2011 and 2010, the Company recorded pretax charges of $1,875,000, $759,000 and $1,863,000, respectively, related to the impairment of leasehold improvements and furniture and equipment at certain of its retail locations.

6. RESTRUCTURING AND OTHER CHARGES

In July 2008, the Company commenced a significant restructuring and cost reduction program, with the objectives of streamlining its merchandise brands and store nameplates, continuing to improve and simplify critical processes and continuing to reduce its expense structure. The Company completed the planned activities of these initiatives in fiscal 2010 and incurred $3,884,000 of pretax expense substantially related to these initiatives in fiscal 2010, primarily for consulting services.

A summary of the charges incurred and reserves recorded in connection with the restructuring, cost reduction and other initiatives during fiscal 2011 and 2010 is as follows (in thousands):

	Balance Accrued September 30, 2010	Year Ended September 30, 2011		Balance Accrued September 30, 2011	Cumulative Charges Incurred to September 30, 2011
		Charges Incurred	Payments
Severance and related benefits	$159	$—	$(159)	$—	$1,371
Cost reduction and other initiatives	106	—	(106)	—	5,006

Total	$265	$—	$(265)	$—	$6,377

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. RESTRUCTURING AND OTHER CHARGES (Continued)

	Balance Accrued September 30, 2009	Year Ended September 30, 2010		Balance Accrued September 30, 2010
		Charges Incurred	Payments
Severance and related benefits	$37	$323	$(201)	$159
Cost reduction and other initiatives	638	3,561	(4,093)	106

Total	$675	$3,884	$(4,294)	$265

After his retirement on September 30, 2008, Dan Matthias, the Company’s former Chief Executive Officer (“Former CEO”), agreed to continue to serve the Company as a director and as non-executive Chairman of the Board of Directors (the “Board”), and agreed to remain available to the Company in an advisory capacity through September 2012. For these services, the Company agreed to pay the Former CEO an annual retainer of $200,000 through September 2012. In November 2009, the Former CEO entered into a letter agreement with the Company, which confirmed that he would not seek reelection to the Board (and, therefore, would no longer serve as the Company’s non-executive Chairman of the Board) after the expiration of his term in January 2010. The letter agreement did not change the terms of payment under the annual retainer for advisory services, however the Company incurred a pretax charge of $585,000, representing the amount due for the remaining term of the arrangement, in fiscal 2010.

In connection with the retirement of Rebecca Matthias, the Company’s former President and Chief Creative Officer, at the end of fiscal 2010, the Company incurred a pretax charge of $888,000 in fiscal 2010. The charge reflects benefit costs related to an amendment to the executive’s supplemental retirement agreement with the Company (see Notes 17 and 18).

In April 2011, the Company announced the hiring of Chris Daniel as the Company’s President effective June 1, 2011. In connection with the search and hiring of a new President, the Company incurred pretax charges of $193,000 in fiscal 2011 for relocation costs, and $301,000 in fiscal 2010, primarily related to executive recruiting costs.

7. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

As of September 30, accrued expenses and other current liabilities were comprised of the following (in thousands):

	2012	2011
Employee compensation and benefits	$5,918	$6,526
Insurance, primarily self insurance reserves	5,341	4,558
Gift certificates and store credits	4,194	4,423
Deferred rent	3,599	3,567
Sales taxes	3,097	3,065
Product return reserve	2,225	2,083
Income taxes payable	1,350	—
Accounting and legal	1,215	1,495
Supplemental executive retirement plan benefits	150	600
Other	8,455	7,363

	$35,544	$33,680

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. DEFERRED RENT AND OTHER NON-CURRENT LIABILITIES

As of September 30, deferred rent and other non-current liabilities were comprised of the following (in thousands):

	2012	2011
Deferred rent	$21,245	$23,132
Less: current portion included in accrued expenses and other current liabilities	(3,599)	(3,567)

Non-current deferred rent	17,646	19,565
Accrued income taxes	4,063	2,591
Interest rate swap	—	145
Supplemental executive retirement plan benefits	—	132
Other	175	166

	$21,884	$22,599

9. LINE OF CREDIT

On November 1, 2012, the Company entered into a five-year $61,000,000 senior secured revolving credit facility (the “Credit Facility”), which replaced the Company’s former $55,000,000 credit facility. The Credit Facility consists of two tranches: (a) a senior secured revolving credit and letter of credit facility of up to $55,000,000, (“Tranche A”) and (b) a senior secured first-in, last-out revolving credit facility of up to $6,000,000 (“Tranche A-1”). The Credit Facility will mature on November 1, 2017. Upon the Company’s request and with the consent of the lender, permitted borrowings under Tranche A may be increased up to an additional $15,000,000, in increments of $2,500,000, up to a Tranche A maximum limit of $70,000,000. Proceeds from advances under the Credit Facility, with certain restrictions, may be used to repay existing term loan or other debt (see Note 10), and to provide financing for working capital, letters of credit, capital expenditures, dividends, share repurchases and other general corporate purposes.

The Credit Facility contains various affirmative and negative covenants and representations and warranties. Under the Credit Facility, the Company is required to maintain minimum Excess Availability (as defined in the related Credit Facility agreement) equal to 10% of the Borrowing Base (as defined in the related Credit Facility agreement). The Credit Facility is secured by a security interest in the Company’s trade receivables, inventory, real estate interests, letter of credit rights, cash, intangibles and certain other assets. The interest rate on outstanding borrowings is equal to, at the Company’s election, either (i) the lender’s base rate plus the applicable margin, or (ii) a LIBOR rate plus the applicable margin. The applicable margin for base rate borrowings is 0.50% for Tranche A borrowings and 2.00% for Tranche A-1 borrowings. The applicable margin for LIBOR rate borrowings is 1.50% for Tranche A borrowings and 3.00% for Tranche A-1 borrowings. Tranche A-1 borrowings are deemed to be the first loans made and the last loans repaid. The Company also pays an unused line fee under the Credit Facility of 0.25% per annum.

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

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. LINE OF CREDIT (Continued)

As of September 30, 2012, if the new Credit Facility had been in place at that date, Tranche A borrowings under the Credit Facility would have resulted in interest at a rate between approximately 1.72% and 3.75% per annum, and Tranche A-1 borrowings under the Credit Facility would have resulted in interest at a rate between approximately 3.22% and 5.25% per annum.

In connection with the execution of the Credit Facility, the Company incurred deferred financing costs of approximately $825,000, of which $61,000 were paid in fiscal 2012. These deferred financing costs will be amortized over the term of the Credit Facility agreement and included in “interest expense, net” in the Consolidated Statements of Income.

Prior to entering into the Credit Facility, the Company had a senior secured revolving credit facility (the “Prior Credit Facility”), which was amended on July 25, 2011 to decrease the maximum available for borrowings from $65,000,000 to $55,000,000 and to extend its maturity date from March 13, 2012 to January 13, 2013. The amendment also increased the Company’s effective interest rate on borrowings, if any, by approximately 0.75% per annum. Proceeds from advances under the Prior Credit Facility, subject to certain restrictions, could be used to provide financing for working capital, letters of credit, capital expenditures, debt prepayments, dividends, share repurchases and other general corporate purposes. The Company paid certain closing fees in connection with the negotiation and execution of the Prior Credit Facility, as amended. The Company also paid an unused line fee under the Prior Credit Facility. The Prior Credit Facility contained various affirmative and negative covenants and representations and warranties. There were no financial covenant requirements under the Prior Credit Facility unless Excess Availability (as defined in the related Prior Credit Facility agreement) fell below 10% of the Borrowing Base (as defined in the related Prior Credit Facility agreement). Since the inception of the Prior Credit Facility, the Company exceeded the applicable excess availability requirements under the Prior Credit Facility and was not subject to any financial covenants.

The Prior Credit Facility was secured by a security interest in the Company’s trade receivables, inventory, real estate interests, letter of credit rights, cash, intangibles and certain other assets. The security interest granted to the Prior Credit Facility lender was, in certain respects, subordinate to the security interest granted to the Company’s Term Loan lenders (see Note 10). The interest rate on outstanding borrowings was equal to, at the Company’s election, either (i) the lender’s prime rate plus the applicable margin, or (ii) a LIBOR rate plus the applicable margin. From July 25, 2011, the applicable margin for prime rate borrowings was variable, ranging from 0.75% to 1.25%, based upon the availability calculation made in accordance with the Prior Credit Facility. Prior to July 25, 2011 there was no applicable margin for prime rate borrowings. The applicable margin for LIBOR rate borrowings was variable, ranging from 1.75% to 2.25% (1.00% to 1.50% prior to July 25, 2011), based upon the availability calculation made in accordance with the Prior Credit Facility. The applicable margin for both prime rate and LIBOR rate borrowings, based upon the availability calculation made in accordance with the agreement, was the lowest available margin since the inception of the Prior Credit Facility.

As of September 30, 2012, the Company had no outstanding borrowings under the Prior Credit Facility and $7,084,000 in letters of credit, with $47,916,000 of availability under the Prior Credit Facility. As of September 30, 2011, the Company had no outstanding borrowings under the Prior Credit Facility and $7,459,000 in letters of credit, with $47,541,000 of availability under the Prior Credit Facility. As of November 1, 2012, $6,934,000 of letters of credit outstanding under the Prior Credit Facility were in the process of being replaced with letters of credit issued under the new Credit Facility. On November 1, 2012, the Company deposited $7,142,000 with the agent bank for the Prior Credit Facility as cash collateral during the transition process. A prorata portion of the cash collateral will be released to the Company after each of the original letters of credit are returned to the agent bank and cancelled. Borrowings under the Prior Credit Facility as of September 30, 2012 would have borne interest at a rate of between approximately 1.97% and 4.00% per annum. During fiscal 2012

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. LINE OF CREDIT (Continued)

and 2011 the Company did not have any direct borrowings under the Prior Credit Facility. During fiscal 2010, the Company’s average level of direct borrowings under the Prior Credit Facility was $403,000, and the Company’s maximum borrowings at any time were $6,200,000.

10. LONG-TERM DEBT

The following table summarizes the Company’s long-term debt as of September 30 (in thousands):

	2012	2011
Senior secured Term Loan B, interest is variable (4.25% as of September 30, 2012), principal of $225 due quarterly through December 31, 2012 with the remaining balance due March 13, 2013 (remaining balance of $13,427 was prepaid on November 1, 2012)	$13,427	$29,327

Industrial Revenue Bond, interest is variable (0.45% as of September 30, 2012), principal due annually until September 1, 2020 (collateralized in full by a standby letter of credit)	1,830	2,015

	15,257	31,342
Less: current portion	(15,257)	(2,915)

	$—	$28,427

As of September 30, 2012, the Company had a Term Loan and Security Agreement (the “Term Loan Agreement”) for a senior secured Term Loan B due March 13, 2013 (the “Term Loan”), the $90,000,000 proceeds of which were received on April 18, 2007. On November 1, 2012, the Company prepaid the remaining Term Loan balance of $13,427,000 in connection with the execution of its new Credit Facility (see Note 9). The interest rate on the Term Loan was equal to, at the Company’s election, either (i) the prime rate plus 1.00%, or (ii) a LIBOR rate plus an applicable margin. The applicable margin was initially fixed at 2.50% through and including the fiscal quarter ended September 30, 2007. Thereafter, the applicable margin for LIBOR rate borrowings was either 2.25% or 2.50%, depending on the Company’s Consolidated Leverage Ratio (as defined in the Term Loan Agreement). Based upon the Company’s applicable quarterly Consolidated Leverage Ratios, the applicable margin for LIBOR rate borrowings was 2.50% prior to December 30, 2009 and was reduced to 2.25% effective from December 30, 2009. The Company was required to make minimum repayments of the principal amount of the Term Loan in quarterly installments of $225,000 each. The Company was also required to make an annual principal repayment equal to 25% or 50% of Excess Cash Flow (as defined in the Term Loan Agreement) in excess of $5,000,000 for each fiscal year, with the 25% or 50% factor depending on the Company’s Consolidated Leverage Ratio. There was no required principal repayment related to fiscal 2011 results. The Term Loan could be prepaid at the Company’s option, in part or in whole, at any time without any prepayment premium or penalty. During fiscal 2012, 2011 and 2010, the Company prepaid $15,000,000, $12,623,000 (including a $2,623,000 prepayment required under the annual excess cash flow provision of the Term Loan), and $11,000,000 (including a $5,765,000 prepayment required under the annual excess cash flow provision of the Term Loan), respectively, of the outstanding Term Loan. At September 30, 2012, the Company’s indebtedness under the Term Loan Agreement was $13,427,000, which was prepaid on November 1, 2012 as described above.

The Term Loan was secured by a security interest in the Company’s trade receivables, inventory, real estate interests, letter of credit rights, cash, intangibles and certain other assets. The security interest granted to the Term Loan lenders was, in certain respects, subordinate to the security interest granted to the Prior Credit Facility lender. The Term Loan Agreement imposed certain restrictions on the Company’s ability to, among other things,

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. LONG-TERM DEBT (Continued)

incur additional indebtedness, pay dividends, repurchase stock, and enter into other various types of transactions. The Term Loan Agreement also contained quarterly financial covenants that required the Company to maintain a specified maximum permitted Consolidated Leverage Ratio and a specified minimum permitted Consolidated Interest Coverage Ratio (as defined in the Term Loan Agreement). Since the inception of the Term Loan, the Company was in compliance with all covenants of its Term Loan Agreement.

In order to mitigate the Company’s floating rate interest risk on the variable rate Term Loan, the Company entered into an interest rate swap agreement with the agent bank for the Term Loan that commenced on April 18, 2007, the date the $90,000,000 Term Loan proceeds were received, and expired on April 18, 2012. The interest rate swap agreement enabled the Company to effectively convert an amount of the Term Loan (equal to the notional amount of the interest rate swap) from a floating interest rate (LIBOR plus 2.50% prior to December 30, 2009, reduced to LIBOR plus 2.25% effective from December 30, 2009, based on the Company’s specified leverage ratios), to a fixed interest rate (7.50% prior to December 30, 2009, reduced to 7.25% effective from December 30, 2009, based on the Company’s specified leverage ratios) for a significant portion of the Term Loan. The notional amount of the interest rate swap was $75,000,000 at the inception of the swap agreement and decreased over time to a notional amount of $5,000,000 at the expiration date of April 18, 2012. As of September 30, 2011 the estimated fair value of the interest rate swap was an unrealized loss of $(145,000), which was included in “deferred rent and other non-current liabilities” in the accompanying Consolidated Balance Sheet. During the years ended September 30, 2012, 2011 and 2010, pretax losses of $(144,000), $(808,000) and $(1,514,000), respectively, associated with the exchange of interest rate payments under the swap agreement were included as “interest expense” in the accompanying Consolidated Statements of Income.

In connection with the issuance of the Term Loan and amendments of the Prior Credit Facility (see Note 9), the Company incurred deferred financing costs of $1,112,000. These deferred financing costs were being amortized over the term of the related debt agreement and are included in “interest expense” in the accompanying Consolidated Statements of Income.

The Company has $1,830,000 and $2,015,000 outstanding under an Industrial Revenue Bond (“IRB”) at September 30, 2012 and 2011, respectively. The IRB has a variable interest rate that may be converted to a fixed interest rate at the option of the Company. At any time prior to conversion to a fixed interest rate structure, bondholders may put back to the Company (i.e. require the Company to repurchase) all or part of the IRB upon notice to the bond trustee, after which the remarketing agent would attempt to resell to third parties the put portion of the IRB. If the remarketing agent is unsuccessful in reselling the put portion of the IRB, the bond trustee may then draw on a letter of credit issued under the Credit Facility to repurchase the put bonds from bondholders on the Company’s behalf. Pursuant to this arrangement, the IRB is classified as a current liability in the accompanying Consolidated Balance Sheets at September 30, 2012 and 2011. During fiscal 2012 and 2011 bondholders put $1,415,000 and $100,000, respectively, of the IRB back to the Company, and these put bonds were successfully resold by the remarketing agent to third parties. The letter of credit issued to secure the bonds has never been drawn upon.

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

At September 30, 2012 and 2011, the Company had cash equivalents of $19,462,000 and $11,976,000, respectively. The Company’s cash equivalents consist of investments in money market funds for which the carrying value approximates fair value (based on Level 1 inputs) due to the short-term nature of those instruments.

The carrying values of trade receivables and accounts payable approximate fair value due to the short-term nature of those instruments. The Company’s long-term debt bears interest at variable rates, which adjust based on market conditions and the carrying value of the long-term debt approximates fair value. The fair value of the Company’s debt was determined using a discounted cash flow analysis based on interest rates currently available to the Company, which the Company considers to be Level 2 inputs.

A significant portion of the Company’s floating rate interest risk on variable rate long-term debt was mitigated through an interest rate swap agreement that expired on April 18, 2012. The Company’s interest rate swap was required to be measured at fair value on a recurring basis. At September 30, 2011, the interest rate swap was a liability with a fair value of $145,000, included in “deferred rent and other non-current liabilities” in the accompanying Consolidated Balance Sheet. The fair value of the interest rate swap was derived from a discounted cash flow analysis utilizing an interest rate yield curve that was readily available to the public, which the Company considered to be a Level 2 input.

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

12. COMMON AND PREFERRED STOCK

In July 2008, the Company’s Board approved a program to repurchase up to $7,000,000 of the Company’s outstanding common stock. Under the program, the Company may repurchase shares from time to time through solicited or unsolicited transactions in the open market or in negotiated or other transactions. In July 2012, the Company’s Board extended its authorization of the program from July 31, 2012 to July 31, 2014, and increased the amount of the Company’s outstanding stock authorized to be repurchased from $7,000,000 to $10,000,000.

The Company has authorization to issue up to 1,656,381 shares of preferred stock, par value $0.01, with 300,000 shares authorized for Series B Junior Participating Preferred Stock (“Series B Preferred Stock”). There was no preferred stock issued or outstanding as of September 30, 2012 or 2011.

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

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. EQUITY AWARD PLANS (Continued)

No options have been granted by the Company with an exercise price less than the fair market value of the Company’s common stock on the date of grant for any of the periods presented. The majority of the options issued under the plans vest ratably over four or five-year periods, although some options have both market price and time vesting requirements, and options issued under the plans generally expire ten years from the date of grant. Restricted stock awards issued under the 2005 Plan have restrictions that lapse ratably over periods ranging from one to five years. Each non-employee director of the Company’s Board is granted 4,000 shares of restricted stock on an annual basis that will vest one year from the date of grant. The Company issues new shares of common stock upon exercise of vested options. As of September 30, 2012, there were 518,782 shares of the Company’s common stock available for grant under the 2005 Plan, with no more than 286,745 of those shares permitted to be issued in respect of restricted stock or restricted stock units granted under the 2005 Plan.

Stock option activity for all plans was as follows:

	Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
	(in thousands)		(years)	(in thousands)
Balance—September 30, 2011	648	$11.60
Granted	107	15.85
Exercised	(135)	8.25
Forfeited	(11)	15.59
Expired	(2)	4.90

Balance—September 30, 2012	607	$13.05	6.9	$3,872

Exercisable—September 30, 2012	202	$10.16	4.9	$1,815

During the years ended September 30, 2012, 2011 and 2010, the total intrinsic value of options exercised was $1,544,000, $9,659,000 and $4,452,000, respectively. The total cash received from these option exercises was $107,000, $2,285,000 and $1,369,000, respectively, and the actual tax benefit realized for the tax deductions from these option exercises was $580,000, $3,617,000 and $1,671,000, respectively. During fiscal 2012, 2011 and 2010, options to purchase 119,600, 368,800 and 443,900 shares of common stock, respectively, with aggregate exercise prices of $1,007,000, $2,428,000 and $2,552,000, respectively, were exercised by the option holders and net-share settled by the Company, such that the Company withheld 51,041, 109,926 and 220,359 shares of the Company’s common stock, respectively, which had a fair market value equal to the aggregate exercise prices of the options.

In September 2008, the Company granted two stock options under the 2005 Plan to an executive officer, each to purchase 200,000 shares of common stock at an exercise price of $6.87 per share (see Note 17). The first stock option vests ratably over a five-year period. The second stock option vests ratably over a five-year period and was subject to the further condition that, on or before the fifth anniversary of the grant date, the closing price for a share of the Company’s common stock shall have exceeded $15.00 for a period of 30 consecutive trading days. In January 2010, the Company granted stock options under the 2005 Plan to three executive officers, to purchase a combined total of 120,000 shares of common stock at an exercise price of $11.89 per share. The stock options vest ratably over a five-year period and were subject to the further condition that, on or before the fifth anniversary of the grant date, the closing price for a share of the Company’s common stock shall have exceeded $15.00 for a period of 30 consecutive trading days. On November 4, 2010, the conditions that the Company’s common stock shall have exceeded $15.00 for a period of 30 consecutive trading days were satisfied.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. EQUITY AWARD PLANS (Continued)

The weighted average fair value of stock options granted during fiscal 2012, 2011 and 2010 was estimated to be $6.17, $9.69 and $7.61 per option share, respectively. The weighted average fair value of each option granted is calculated on the date of grant using the Black-Scholes option pricing model for most option grants and a Monte Carlo simulation option pricing model for the fiscal 2010 grants that included a market price condition. Weighted-average assumptions for option grants were as follows:

	Year Ended September 30,
	2012	2011	2010
Expected dividend yield	4.5%	3.2%	none
Expected price volatility	63.0%	62.5%	62.9%
Risk-free interest rate	1.0%	2.4%	2.7%
Expected life	5.5 years	5.8 years	6.5 years

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

The following table summarizes information about stock options outstanding as of September 30, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	(in thousands)	(years)		(in thousands)
$ 3.52 to $ 5.00	18	6.1	$3.52	7	$3.52
5.01 to 6.00	14	3.2	5.01	14	5.01
6.01 to 6.50	21	2.7	6.45	21	6.45
6.51 to 7.00	170	5.8	6.87	90	6.87
7.01 to 12.00	109	7.1	11.78	11	10.87
12.01 to 22.00	169	7.8	16.91	38	16.36
22.01 to 22.13	106	8.4	22.13	21	22.13

$ 3.52 to $22.13	607	6.9	$13.05	202	$10.16

Restricted stock activity for the 2005 Plan was as follows:

	Outstanding Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested—September 30, 2011	210	$16.81
Granted	110	15.59
Vested	(86)	17.85
Forfeited	(19)	14.06

Nonvested—September 30, 2012	215	$16.02

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. EQUITY AWARD PLANS (Continued)

In December 2011, the Compensation Committee established the performance goals for the award of performance-based RSUs for four executive officers, under the Amended and Restated Destination Maternity Corporation 2005 Equity Incentive Plan. The RSUs earned, if any, will be based on the Company’s cumulative operating income, as reflected in the Company’s financial statements, with respect to fiscal 2012 through and including fiscal 2014 (the “Performance Period”) and will generally be further contingent on the continued employment of the executive officers with the Company, through the date on which the shares in respect of these RSUs, if any, are issued following the end of the Performance Period, and the achievement of a minimum level of operating income in fiscal 2014. Any dividends declared on the shares of the Company’s common stock underlying the RSUs will be credited as additional RSUs based on the fair market value of the Company’s common stock on the dividend payment date. The additional RSUs, if any, will be earned on the same terms as the original RSUs. The executive officers will earn a cumulative total of 19,531 RSUs, excluding RSUs from dividends declared, if the Company’s cumulative operating income during the Performance Period equals or exceeds a threshold of $120,000,000, and will ratably earn up to a maximum cumulative total of 58,590 RSUs, excluding RSUs from dividends declared, if the Company’s operating income during the Performance Period equals or exceeds $132,000,000.

As of September 30, 2012, $5,164,000 of total unrecognized compensation cost related to all non-vested equity awards is expected to be recognized over a weighted-average period of 1.6 years.

During fiscal 2012, 2011 and 2010, certain stock option exercises and vesting restricted stock awards were net-share settled by the Company such that the Company withheld shares of the Company’s common stock, which had a fair market value equivalent to the minimum statutory obligation for the applicable income and employment taxes for the awards, and the Company remitted the cash value to the appropriate taxing authorities. The total shares withheld, which were 30,849, 128,646 and 87,326, respectively, during fiscal 2012, 2011 and 2010, are reflected as repurchase of common stock in the accompanying financial statements, and were based on the value of the Company’s common stock on the exercise or vesting date. The remaining shares, net of those withheld, were delivered to the award holders. Total payments for tax obligations to the tax authorities were $597,000, $2,786,000 and $960,000 for fiscal 2012, 2011 and 2010, respectively.

15. INCOME TAXES

For the years ended September 30, the income tax provision was comprised of the following (in thousands):

	2012	2011	2010
Current provision	$13,874	$10,307	$13,315
Deferred (benefit) provision	(1,378)	2,679	(2,062)

	$12,496	$12,986	$11,253

Federal provision	$8,517	$12,047	$8,769
State provision	2,170	924	2,484
Foreign provision	1,809	15	—

	$12,496	$12,986	$11,253

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. INCOME TAXES (Continued)

A reconciliation of the statutory federal tax rate to the Company’s effective income tax rates for the years ended September 30 follows:

	2012	2011	2010
Statutory federal tax rate	35.0%	35.0%	35.0%
State tax rate, net of federal benefit	2.7%	3.3%	2.4
Provision for (benefit from) uncertain income tax positions, net of federal effect	2.4	(1.5)	3.1
Other	(0.9)	(0.7)	(0.4)

	39.2%	36.1%	40.1%

The deferred tax effects of temporary differences giving rise to the Company’s net deferred tax assets as of September 30 were as follows (in thousands):

	2012	2011
Deferred tax assets:
Deferred rent	$7,981	$8,656
Employee benefit accruals	2,915	2,509
Depreciation and amortization	1,729	1,156
Stock-based compensation	733	652
Inventory reserves	637	685
Foreign tax credit carryforwards	447	—
Pension benefits	122	336
Other accruals	2,866	2,897
Other	1,322	1,378

	18,752	18,269
Deferred tax liability:
Prepaid expenses	(528)	(564)

	$18,224	$17,705

No valuation allowance has been provided for the net deferred tax assets. Based on the Company’s historical and projected levels of taxable income, management believes it is more likely than not that the Company will realize the net deferred tax assets as of September 30, 2012. There can be no assurance that the Company will generate taxable earnings or any specific level of earnings in the future.

The Company does not record state tax benefits associated with temporary differences for certain states in which it is operating, given the continued historical uncertainty related to realizing such state tax benefits. Had the state tax benefits been reflected for these states, the deferred tax assets (excluding state net operating loss carryforwards) as of September 30, 2012 would be approximately $658,000 higher.

The accounting standard for uncertain income tax positions clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements and also contains guidance on the measurement of uncertain tax positions.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. INCOME TAXES (Continued)

A reconciliation of gross unrecognized tax benefits for uncertain tax positions for the years ended September 30 follows (in thousands):

	2012	2011	2010
Balance at beginning of year	$2,591	$3,830	$2,600
Additions for current year tax positions	1,377	203	1,147
Additions for prior year tax positions	266	154	485
Reductions of prior year tax positions	(20)	(1,104)	(402)
Settlements	(151)	(492)	—

Balance at end of year	$4,063	$2,591	$3,830

As of September 30, 2012, gross unrecognized tax benefits included accrued interest and penalties of $1,788,000. During fiscal 2012, 2011 and 2010, interest and penalties of $577,000, $(386,000), and $605,000, respectively, related to unrecognized tax benefits, were included in income tax provision. If recognized, the portion of the liability for unrecognized tax benefits that would impact the Company’s effective tax rate was $3,000,000, net of federal tax benefit.

During the twelve months subsequent to September 30, 2012, it is reasonably possible that the gross unrecognized tax benefits could potentially increase by approximately $666,000 (of which approximately $508,000, net of federal benefit, would affect the effective tax rate) for uncertain tax positions, including the continued effect of interest on unrecognized tax benefits and limitations on certain potential tax credits, partially offset by the effect of expiring statutes of limitations and settlements.

The Company’s United States Federal income tax returns for the years ended September 30, 2009 and thereafter remain subject to examination by the United States Internal Revenue Service. The Company also files returns in Canada, India and numerous United States state jurisdictions, which have varying statutes of limitations. Generally, Canadian tax returns for tax years ended September 30, 2007 and thereafter, Indian tax returns for tax years ended March 31, 2009 and thereafter, and United States state tax returns for tax years ended September 30, 2008 and thereafter, depending upon the jurisdiction, remain subject to examination. However, the statutes of limitations on certain of the Company’s United States state returns remain open for tax years prior to fiscal 2008.

16. COMMITMENTS AND CONTINGENCIES

The Company leases its retail facilities and certain equipment under various non-cancelable operating leases. Certain of these leases have renewal options. Total rent expense (including related occupancy costs, such as insurance, maintenance and taxes, paid to landlords) under operating leases amounted to $65,412,000, $67,496,000 and $69,839,000 in fiscal 2012, 2011 and 2010, respectively. Such amounts include contingent rentals based upon a percentage of sales totaling $1,428,000, $1,563,000 and $1,465,000 in fiscal 2012, 2011 and 2010, respectively.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. COMMITMENTS AND CONTINGENCIES (Continued)

Store operating and warehouse leases generally provide for payment of direct operating costs in addition to rent. Future annual minimum operating lease payments, excluding such direct operating costs, as well as leases for equipment rental as of September 30, 2012 are as follows (in thousands):

Fiscal Year
2013	$45,787
2014	34,396
2015	24,872
2016	18,582
2017	14,206
2018 and thereafter	28,069

$165,912

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

17. EXECUTIVE OFFICER EMPLOYMENT AGREEMENTS

On September 26, 2008, the Board appointed Edward M. Krell, the Company’s Chief Operating Officer & Chief Financial Officer at that time, to serve as Chief Executive Officer (“CEO”) of the Company, effective as of October 1, 2008, replacing the former CEO. Mr. Krell also served as the Company’s President from August 3, 2010 to May 31, 2011. In connection with Mr. Krell’s promotion to CEO, the Company entered into an amendment to his May 15, 2007 employment agreement. The amendment provided for an increase in Mr. Krell’s annual base salary from $531,000 to $650,000. Mr. Krell’s agreement was further amended on August 10, 2011 to increase Mr. Krell’s annual base salary to $750,000, effective December 1, 2010. Base compensation for Mr. Krell was $750,000, $733,000 and $650,000 for fiscal 2012, 2011 and 2010, respectively. The agreement also provides for salary continuation and severance payments should the employment of Mr. Krell be terminated under specified conditions, as defined therein. Additionally, Mr. Krell is eligible for an annual cash bonus based on performance. The agreement continues in effect until terminated by either the Company or Mr. Krell in accordance with the termination provisions of the agreement. In connection with Mr. Krell’s appointment as CEO, the Company granted to Mr. Krell two stock options, each to purchase 200,000 shares of common stock, under the Company’s 2005 Equity Incentive Plan (see Note 14).

Prior to September 30, 2008, the Company had an employment agreement with Dan W. Matthias, the Company’s former Chairman of the Board and Former CEO. Effective September 30, 2008, Mr. Matthias retired as CEO. In connection with Mr. Matthias’ retirement as CEO, the Company entered into a Transition Agreement (the “D. Matthias Transition Agreement”) with Mr. Matthias. The D. Matthias Transition Agreement, which had a term of four years that expired September 30, 2012, provided that Mr. Matthias made himself available to the Company for strategic planning, corporate development and other matters as requested by the Board or the Company’s CEO. Subsequent to his retirement, Mr. Matthias continued to serve the Company as non-executive Chairman of the Board and was available to the Company as stipulated in the D. Matthias Transition Agreement. In consideration of Mr. Matthias’ advisory and board services (and in lieu of all other director compensation), the Company paid Mr. Matthias an annual retainer of $200,000 and continued certain insurance and fringe benefits during the term of the D. Matthias Transition Agreement. In November 2009, Mr. Matthias entered into a letter

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. EXECUTIVE OFFICER EMPLOYMENT AGREEMENTS (Continued)

agreement with the Company, which confirmed that he would not seek reelection to the Board after the expiration of his term in January 2010. The letter agreement did not change the terms of payment under the annual retainer for advisory services, however the Company incurred a pretax charge of $585,000 in fiscal 2010, representing the amount due for the remaining term of the advisory arrangement. Payment of the retainer and continuation of the benefits was subject to certain specified conditions, as defined in the D. Matthias Transition Agreement. The D. Matthias Transition Agreement also provides for the restrictive covenants set forth in Mr. Matthias’ employment agreement to continue in effect until two years after Mr. Matthias ceases to serve the Company in any capacity (including service as a Board member or advisor).

During fiscal 2010, the Company had an employment agreement with Rebecca C. Matthias, the Company’s former President and Chief Creative Officer. Base compensation on an annualized basis for Ms. Matthias was $572,000 for fiscal 2010. On November 6, 2009, the Company announced the retirement of Ms. Matthias at the end of fiscal 2010. In connection with Ms. Matthias’ retirement, the Company entered into a Transition Agreement (the “R. Matthias Transition Agreement”) with Ms. Matthias on November 6, 2009 (the “Effective Date”). The R. Matthias Transition Agreement, which expired on September 30, 2012, provided that Ms. Matthias would be a full-time employee of the Company until June 15, 2010 (the “Transition Date”). Following the Transition Date, Ms. Matthias agreed to serve the Company as a part-time employee until September 30, 2010 (the “Termination Date”), at which point Ms. Matthias’ employment with the Company was terminated. Following the Termination Date and through September 30, 2012, Ms. Matthias agreed to make herself available to the Company on a limited basis for strategic planning, merchandising, public relations, publicity and other matters as requested by the Company’s CEO. The R. Matthias Transition Agreement also provides for the restrictive covenants set forth in Ms. Matthias’ employment agreement to continue in effect until two years after Ms. Matthias ceases to serve the Company in any capacity (including service as a Board member or advisor). In consideration of the services described above, the Company paid Ms. Matthias: (i) a base salary at an annualized rate of $572,000 from the Effective Date through the Transition Date, (ii) a base salary at an annualized rate of $114,000 from the Transition Date to the Termination Date, and (iii) certain fringe benefits, which continued through the Termination Date. The R. Matthias Transition Agreement also provided that Ms. Matthias was eligible for a pro-rata cash bonus based on performance, as specified by the Compensation Committee, for fiscal 2010.

Effective June 1, 2011, the Company entered into an employment agreement with Christopher F. Daniel, in connection with the hiring of Mr. Daniel as the Company’s President. The agreement provided that Mr. Daniel’s annual base salary would be $525,000. Base compensation for Mr. Daniel was $525,000 and $175,000 for fiscal 2012 and 2011, respectively. The agreement also provides for salary continuation and severance payments should employment of the executive be terminated under specified conditions, as defined therein. Additionally, Mr. Daniel is eligible for an annual cash bonus based on performance. The agreement continues in effect until terminated by either the Company or the executive in accordance with the termination provisions of the agreement.

Effective July 23, 2008, the Company entered into an employment agreement with Judd P. Tirnauer, in connection with Mr. Tirnauer’s promotion to Senior Vice President & Chief Financial Officer. Mr. Tirnauer’s agreement was amended on August 10, 2011 to increase Mr. Tirnauer’s annual base salary from $332,000 to $375,000, effective December 1, 2010. Base compensation for Mr. Tirnauer was $375,000, $368,000 and $332,000 for fiscal 2012, 2011 and 2010, respectively. The agreement also provides for salary continuation and severance payments should employment of the executive be terminated under specified conditions, as defined therein. Additionally, Mr. Tirnauer is eligible for an annual cash bonus based on performance. The agreement continues in effect until terminated by either the Company or the executive in accordance with the termination

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. EXECUTIVE OFFICER EMPLOYMENT AGREEMENTS (Continued)

provisions of the agreement. Effective November 22, 2011, Mr. Tirnauer was promoted to Executive Vice President & Chief Financial Officer.

Effective July 16, 2009, the Company entered into an employment agreement with Ronald J. Masciantonio, then the Company’s Vice President & General Counsel. The agreement was amended on April 27, 2010, in connection with Mr. Masciantonio’s promotion to Senior Vice President & General Counsel. Effective April 21, 2011, Mr. Masciantonio was named by the Board as an executive officer of the Company. Mr. Masciantonio’s agreement was amended on August 10, 2011 to increase Mr. Masciantonio’s annual base salary from $275,000 to $320,000, effective December 1, 2010. Base compensation for Mr. Masciantonio was $320,000 and $312,000 for fiscal 2012 and 2011, respectively. The agreement also provides for salary continuation and severance payments should employment of the executive be terminated under specified conditions, as defined therein. Additionally, Mr. Masciantonio is eligible for an annual cash bonus based on performance. The agreement continues in effect until terminated by either the Company or the executive in accordance with the termination provisions of the agreement. Effective November 22, 2011, Mr. Masciantonio was promoted to Executive Vice President & General Counsel and, effective November 15, 2012, Mr. Masciantonio was promoted to the additional position of Chief Administrative Officer.

18. RETIREMENT PLANS

On March 2, 2007, the Company entered into Supplemental Executive Retirement Agreements (the “SERP Agreement(s)”) with Mr. and Ms. Matthias (the “SERP Executives”). The purpose of the SERP Agreements was to provide the executives with supplemental pension benefits following their cessation of employment.

The Company’s D. Matthias Transition Agreement, entered into in September 2008 in connection with Mr. Matthias’ retirement as CEO, amended his SERP Agreement to provide for full vesting of the benefits payable to Mr. Matthias and to increase the total of the amounts payable under the SERP Agreement to approximately 10% more than the amount that would have been payable on September 30, 2012 (the date the SERP Agreement had otherwise been expected to fully vest). The SERP Agreement benefits, totaling $3,960,000, were being paid to Mr. Matthias in installments, which commenced on April 1, 2009, with the final installment paid on October 1, 2012. The Company paid SERP benefits to Mr. Matthias totaling $600,000, $750,000 and $900,000 in fiscal 2012, 2011 and 2010, respectively.

The amount of the benefit payable under Ms. Matthias’ SERP Agreement was the actuarial present value of a single life annuity equal to 60% of Ms. Matthias’ “deemed final pay,” commencing upon cessation of employment. For this purpose, “deemed final pay” meant Ms. Matthias’ base salary on March 2, 2007, increased by 3% for each new fiscal year that began before Ms. Matthias’ cessation of employment. This benefit vested 33 1/3% on March 2, 2007. On each September 30 thereafter for fiscal 2007, 2008 and 2009 the benefit vested 15% annually based on Ms. Matthias’ continuous full-time service provided to the Company during each entire fiscal year. The Company’s R. Matthias Transition Agreement, entered into on November 6, 2009 in connection with Ms. Matthias’ scheduled retirement, amended her SERP Agreement to provide that she would be credited with having served on a full-time basis during the 2010 fiscal year and the SERP vested an additional 15% effective on the Transition Date, to a cumulative total vested percentage of 931/3%. Pursuant to the R. Matthias Transition Agreement, Ms. Matthias received a lump sum payment of the SERP Agreement benefits of $4,166,000 on December 16, 2010.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. RETIREMENT PLANS (Continued)

The Company accounted for the SERP Agreements in accordance with the accounting requirements for defined benefit pension and other post-retirement plans. Changes in the benefit obligation under the SERP Agreements as of September 30 were as follows (in thousands):

	2012	2011
Benefit obligation at beginning of year	$732	$5,560
Interest cost	18	88
Benefit payments	(600)	(4,916)

Benefit obligation at end of year	150	732
Less: current portion included in accrued expenses and other current liabilities	(150)	(600)

Non-current benefit obligation at end of year	$—	$132

The non-current benefit obligation at end of fiscal 2011 was included in “deferred rent and other non-current liabilities” in the accompanying Consolidated Balance Sheet.

The components of net periodic pension cost on a pretax basis were as follows for the years ended September 30 (in thousands):

	2012	2011	2010
Service cost	$—	$—	$439
Interest cost	18	88	257
Amortization of prior service cost	—	—	139
Plan amendment and curtailment	—	—	888

Total net periodic benefit cost	$18	$88	$1,723

The following weighted-average assumptions were used to determine net periodic benefit cost for the years ended September 30, 2012, 2011 and 2010: discount rate – 5.0%; compensation increase rate – 3.0%.

Amounts recorded in accumulated other comprehensive loss in fiscal 2010 were as follows (in thousands):

2010
Unrecognized prior service cost—beginning of year	$(589)
Amortization of prior service cost	139
Prior service cost recognized for plan amendment and curtailment	450

Unrecognized prior service cost—end of year	$—

The Company has a grantor trust, which was established for the purpose of accumulating assets in anticipation of the Company’s payment obligations under the SERP Agreements (the “Grantor Trust”). The Company’s agreements with the SERP Executives and the trustee for the Grantor Trust (the “Trustee”) allowed the Company to make cash deposits to the Grantor Trust, or provide an irrevocable standby letter of credit (the “SERP Letter of Credit”) to the Trustee, in lieu of any deposits otherwise required, for funding obligations under the SERP Agreements. In December 2009, in connection with the additional vesting and scheduled payment of SERP Executives’ benefits in 2010, the Company made a partial cash contribution to the Grantor Trust of

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. RETIREMENT PLANS (Continued)

$1,500,000, with a corresponding reduction of the SERP Letter of Credit to $4,437,000 as of December 31, 2009. In December 2010, the Company received a distribution of the remaining assets in the Grantor Trust totaling $1,504,000. The amount withdrawn was used to partially fund the December 2010 lump sum payment of $4,166,000 of SERP benefits to Ms. Matthias. As of September 30, 2012, the SERP Letter of Credit was $150,000, which was equal to the remaining SERP benefit paid to Mr. Matthias on October 1, 2012.

19. EMPLOYEE BENEFIT PLANS

The Company has a 401(k) savings plan for all employees who have at least six months of service and are at least 18 years of age. Employees can contribute up to 20% of their annual salary. Employees who meet certain criteria are eligible for a matching contribution from the Company based on a sliding scale. Company matches are made in the first quarter of the succeeding calendar year and vest over a period of approximately six years from each employee’s commencement of employment with the Company. Company matching contributions totaling $39,000 (net of $100,000 of cumulative plan forfeitures), $146,000 and $153,000, were made in fiscal 2012, 2011 and 2010, respectively. In addition, the Company may make discretionary contributions to the plan, which vest over a period of approximately six years from each employee’s commencement of employment with the Company. The Company has not made any discretionary contributions.

20. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly financial results for the years ended September 30, 2012 and 2011 were as follows (in thousands, except per share amounts):

	Quarter Ended
Fiscal 2012	9/30/12	6/30/12	3/31/12	12/31/11
Net sales	$128,487	$138,847	$137,792	$136,350
Gross profit	71,588	75,756	73,761	69,606
Net income	5,189	6,941	4,979	2,263
Net income per share—Basic	0.39	0.53	0.38	0.17
Net income per share—Diluted	0.39	0.52	0.38	0.17

	Quarter Ended
Fiscal 2011	9/30/11	6/30/11	3/31/11	12/31/10
Net sales	$129,442	$146,684	$133,833	$135,435
Gross profit	68,840	80,935	74,189	72,933
Net income	2,687	9,460	5,593	5,248
Net income per share—Basic	0.21	0.73	0.44	0.42
Net income per share—Diluted	0.20	0.72	0.43	0.40

The Company’s business, like that of other retailers, is seasonal. The Company’s quarterly net sales have historically been highest in its third fiscal quarter, corresponding to the peak Spring selling season. Given the historically higher sales level in its third fiscal quarter and the relatively fixed nature of most of the Company’s operating expenses and interest expense, the Company has typically generated a very significant percentage of its full year operating income and net income during its third fiscal quarter.

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

Geographic Information.    Information concerning the Company’s operations by geographic area is as follows (in thousands):

	Year Ended September 30,
	2012	2011	2010
Net Sales to Unaffiliated Customers
United States	$514,779	$520,023	$505,621
Foreign	26,697	25,371	25,571

	September 30, 2012	September 30, 2011
Long-Lived Assets, Net
United States	$51,449	$55,497
Foreign	976	1,605

Major Customers.    For the periods presented, the Company did not have any one customer who represented more than 10% of its net sales.

22. INTEREST EXPENSE, NET

Interest expense, net for the years ended September 30 is comprised of the following (in thousands):

	2012	2011	2010
Interest expense	$1,256	$2,266	$3,330
Interest income	(41)	(33)	(30)

Interest expense, net	$1,215	$2,233	$3,300

23. RELATED PARTY TRANSACTIONS

There is a husband and wife relationship between Mr. Matthias and Ms. Matthias. There are no family relationships among any of the Company’s current executive officers or directors.

The former non-executive Chairman of the Company’s Board, who did not stand for reelection in February 2011, provided consulting services to Pepper Hamilton LLP, which provides legal services to the Company. The Company paid legal fees to this law firm of $271,000, $754,000 and $288,000 in fiscal 2012, 2011 and 2010, respectively. As of September 30, 2012 and 2011, the Company had accrued amounts outstanding to this law firm of $15,000 and $31,000, respectively.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at beginning of period (1)	Additions charged to costs and expenses		Deductions and reclassifications		Balance at end of period (1)
Year Ended September 30, 2012
Product return reserve	$2,083	$142		$—		$2,225

Year Ended September 30, 2011
Product return reserve	$1,469	$614		$—		$2,083

Year Ended September 30, 2010
Product return reserve	$324	$896	(2)	$249	(3)	$1,469

(1)	As of September 30, 2012, 2011 and 2010, the Company’s product return reserve reflects the estimated gross sales value of estimated product returns, which had an estimated cost value of $919, $853 and $617, respectively. For the year ended September 30, 2009, the Company’s product return reserve was presented in the above table net of the estimated cost value of estimated product returns of $249.

(2)	During fiscal 2010 the Company changed its store merchandise return policy to allow customers to return merchandise purchased in its retail stores for a full refund within 30 days of purchase.

(3)	Represents the reclassification of the September 30, 2009 estimated cost value of estimated product returns to present the product return reserve in the above table on a gross basis.

INDEX OF EXHIBITS

Exhibit No.	Description

†10.42	Non-Employee Director Compensation Policy & Equity Ownership Guidelines.

23	Consent of KPMG LLP.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Executive Vice President & Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Executive Vice President & Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

†	Management contract or compensatory plan or arrangement.