Form 10-Q
period 2012-12-31
Destination Maternity Corp
filed 2013-02-08
CIK 896985

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2012

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

Common Stock, $.01 par value — 13,520,973 shares outstanding as of January 31, 2013

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	December 31, 2012	September 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$24,700	$22,376
Restricted cash	2,082	—
Trade receivables, net	8,224	13,197
Inventories	80,765	88,754
Deferred income taxes	7,588	7,557
Prepaid expenses and other current assets	4,864	4,220

Total current assets	128,223	136,104

Property, plant and equipment, net of accumulated depreciation and amortization of $124,294 and $120,371	49,703	51,078

Other assets:
Deferred financing costs, net of accumulated amortization of $28 and $751	823	92
Other intangible assets, net of accumulated amortization of $2,139 and $2,123	1,314	1,347
Deferred income taxes	10,897	10,667
Other non-current assets	330	356

Total other assets	13,364	12,462

Total assets	$191,290	$199,644

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit borrowings	$—	$—
Current portion of long-term debt	1,830	15,257
Accounts payable	17,507	21,987
Accrued expenses and other current liabilities	42,503	35,544

Total current liabilities	61,840	72,788
Deferred rent and other non-current liabilities	22,116	21,884

Total liabilities	83,956	94,672

Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, 1,656,381 shares authorized:
Series B junior participating preferred stock, $.01 par value; 300,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value; 20,000,000 shares authorized, 13,493,257 and 13,370,149 shares issued and outstanding, respectively	135	134
Additional paid-in capital	95,971	95,086
Retained earnings	11,269	9,786
Accumulated other comprehensive loss	(41)	(34)

Total stockholders’ equity	107,334	104,972

Total liabilities and stockholders’ equity	$191,290	$199,644

The accompanying notes are an integral part of these Consolidated Financial Statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended December 31,
	2012	2011
Net sales	$135,264	$136,350
Cost of goods sold	64,096	66,744

Gross profit	71,168	69,606
Selling, general and administrative expenses	64,249	65,079
Store closing, asset impairment and asset disposal expenses	462	437

Operating income	6,457	4,090
Interest expense, net	200	400
Loss on extinguishment of debt	9	10

Income before income taxes	6,248	3,680
Income tax provision	2,406	1,417

Net income	$3,842	$2,263

Net income per share— Basic	$0.29	$0.17

Average shares outstanding— Basic	13,189	13,024

Net income per share— Diluted	$0.29	$0.17

Average shares outstanding— Diluted	13,345	13,195

The accompanying notes are an integral part of these Consolidated Financial Statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended December 31,
	2012	2011
Net income	$3,842	$2,263
Foreign currency translation adjustments	(7)	(16)
Change in fair value of interest rate swap, net of tax	—	48

Comprehensive income	$3,835	$2,295

The accompanying notes are an integral part of these Consolidated Financial Statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total
Balance as of September 30, 2012	13,370	$134	$95,086	$9,786	$(34)	$104,972
Net income	—	—	—	3,842	—	3,842
Foreign currency translation adjustments	—	—	—	—	(7)	(7)
Cash dividends	—	—	—	(2,359)	—	(2,359)
Stock-based compensation	71	1	692	—	—	693
Exercise of stock options, net	79	1	321	—	—	322
Excess tax benefit from stock option exercises and restricted stock vesting	—	—	403	—	—	403
Repurchase and retirement of common stock	(27)	(1)	(531)	—	—	(532)

Balance as of December 31, 2012	13,493	$135	$95,971	$11,269	$(41)	$107,334

Balance as of September 30, 2011	13,226	$132	$92,932	$(261)	$(108)	$92,695
Net income	—	—	—	2,263	—	2,263
Change in fair value of interest rate swap, net of tax	—	—	—	—	48	48
Foreign currency translation adjustments	—	—	—	—	(16)	(16)
Cash dividends	—	—	—	(2,320)	—	(2,320)
Stock-based compensation	52	1	569	—	—	570
Tax benefit shortfall from stock option exercises and restricted stock vesting	—	—	(21)	—	—	(21)
Repurchase and retirement of common stock	(1)	—	(6)	—	—	(6)

Balance as of December 31, 2011	13,277	$133	$93,474	$(318)	$(76)	$93,213

The accompanying notes are an integral part of these Consolidated Financial Statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended December 31,
	2012	2011
Operating Activities
Net income	$3,842	$2,263
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,089	3,210
Stock-based compensation expense	693	570
Loss on impairment of long-lived assets	493	456
Loss on disposal of assets	10	9
Loss on extinguishment of debt	9	10
Deferred income tax benefit	(546)	(144)
Amortization of deferred financing costs	50	29
Changes in assets and liabilities:
Decrease (increase) in:
Trade receivables	4,972	2,371
Inventories	7,989	11,171
Prepaid expenses and other current assets	(644)	1,988
Other non-current assets	26	(7)
Increase (decrease) in:
Accounts payable, accrued expenses and other current liabilities	4,165	1,844
Deferred rent and other non-current liabilities	231	(66)

Net cash provided by operating activities	24,379	23,704

Investing Activities
Capital expenditures	(2,321)	(1,277)
Additions to intangible assets	(35)	(19)

Net cash used in investing activities	(2,356)	(1,296)

Financing Activities
Decrease in cash overdraft	(1,227)	(822)
Increase in restricted cash	(2,082)	—
Repayment of long-term debt	(13,427)	(5,225)
Deferred financing costs paid	(790)	—
Withholding taxes on stock-based compensation paid in connection with repurchase of common stock	(532)	(6)
Cash dividends paid	(2,359)	(2,320)
Proceeds from exercise of stock options	322	—
Excess tax benefit from exercise of stock options and restricted stock vesting	403	—

Net cash used in financing activities	(19,692)	(8,373)

Effect of exchange rate changes on cash and cash equivalents	(7)	(12)

Net Increase in Cash and Cash Equivalents	2,324	14,023
Cash and Cash Equivalents, Beginning of Period	22,376	15,285

Cash and Cash Equivalents, End of Period	$24,700	$29,308

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$191	$462

Cash paid for income taxes	$2,185	$259

The accompanying notes are an integral part of these Consolidated Financial Statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the requirements for Form 10-Q and Article 10 of Regulation S-X and, accordingly, certain information and footnote disclosures have been condensed or omitted. Reference is made to the Annual Report on Form 10-K as of and for the year ended September 30, 2012 for Destination Maternity Corporation and subsidiaries (the “Company” or “Destination Maternity”), as filed with the Securities and Exchange Commission (“SEC”), for additional disclosures including a summary of the Company’s accounting policies.

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

The Company operates on a fiscal year ending September 30 of each year. All references to fiscal years of the Company refer to fiscal years, or periods within such fiscal years, ended on September 30 in those years. For example, the Company’s “fiscal 2013” will end on September 30, 2013.

2.	EARNINGS PER SHARE (“EPS”) AND CASH DIVIDENDS

Basic net income (or earnings) per share (“Basic EPS”) is computed by dividing net income by the weighted average number of common shares outstanding, excluding restricted stock awards for which the restrictions have not lapsed. Diluted net income (or earnings) per share (“Diluted EPS”) is computed by dividing net income by the weighted average number of common shares outstanding, after giving effect to the potential dilution, if applicable, from the assumed exercise of outstanding stock options and from the assumed lapse of restrictions on restricted stock awards. Common shares issuable in connection with the award of performance-based restricted stock units (“RSUs”) are excluded from the calculation of EPS until the RSUs’ performance conditions are achieved and the shares in respect of the RSUs become issuable (see Note 9).

The following table summarizes the Basic EPS and Diluted EPS calculations (in thousands, except per share amounts):

	Three Months Ended December 31, 2012			Three Months Ended December 31, 2011
	Net Income	Shares	EPS	Net Income	Shares	EPS
Basic EPS	$3,842	13,189	$0.29	$2,263	13,024	$0.17
Incremental shares from the assumed exercise of outstanding stock options	—	101		—	115
Incremental shares from the assumed lapse of restrictions on restricted stock awards	—	55		—	56

Diluted EPS	$3,842	13,345	$0.29	$2,263	13,195	$0.17

In addition to performance-based RSUs, for the three months ended December 31, 2012 and 2011, options and unvested restricted stock totaling 300,605 and 436,074 shares, respectively, were excluded from the calculation of Diluted EPS as their effect would have been antidilutive.

During the three months ended December 31, 2012 and 2011 the Company paid cash dividends totaling $2,359,000 (or $0.175 per share) and $2,320,000 (or $0.175 per share), respectively. On January 25, 2013 the Company declared a quarterly cash dividend of $0.175 per share payable on March 28, 2013, which will total approximately $2,400,000.

3.	TRADE RECEIVABLES

Trade receivables are recorded based on revenue recognized for sales of the Company’s merchandise and for other revenue earned by the Company through its marketing partnership programs and international franchise agreements, and are non-interest bearing. The Company evaluates the collectability of trade receivables based on a combination of factors, including aging of trade receivables, write-off experience, analysis of historical trends and expectations of future performance. An allowance for doubtful accounts is recorded for the amount of trade receivables that are considered unlikely to be collected. When the Company’s collection efforts are unsuccessful, uncollectible trade receivables are charged against the allowance for doubtful accounts. As of December 31, 2012 and September 30, 2012, the Company’s trade receivables were net of allowance for doubtful accounts of $201,000 and $201,000, respectively.

4.	INVENTORIES

Inventories were comprised of the following (in thousands):

	December 31, 2012	September 30, 2012
Finished goods	$74,045	$82,795
Work-in-progress	2,878	2,804
Raw materials	3,842	3,155

	$80,765	$88,754

5.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities were comprised of the following (in thousands):

	December 31, 2012	September 30, 2012
Employee compensation and benefits	$8,845	$5,918
Gift certificates and store credits	6,040	4,194
Insurance, primarily self-insurance reserves	5,393	5,341
Deferred rent	3,585	3,599
Sales and use taxes	3,319	3,097
Product return reserve	2,640	2,225
Income taxes payable	1,984	1,350
Accounting and legal	1,362	1,215
Other	9,335	8,605

	$42,503	$35,544

6.	LINE OF CREDIT AND LONG-TERM DEBT

On November 1, 2012, the Company entered into a five-year $61,000,000 senior secured revolving credit facility (the “Credit Facility”), which replaced the Company’s former $55,000,000 senior secured revolving credit facility (the “Prior Credit Facility”). The Credit Facility consists of two tranches: (i) a senior secured revolving credit and letter of credit facility of up to $55,000,000 (“Tranche A”) and (ii) a senior secured first-in, last-out revolving credit facility of up to $6,000,000 (“Tranche A-1”). The Credit Facility will mature on November 1, 2017. Upon the Company’s request and with the consent of the lender, permitted borrowings under Tranche A may be increased up to an additional $15,000,000, in increments of $2,500,000, up to a Tranche A maximum limit of $70,000,000. Proceeds from advances under the Credit Facility, with certain restrictions, may be used to repay existing debt, and to provide financing for working capital, letters of credit, capital expenditures, dividends, share repurchases and other general corporate purposes.

The Credit Facility contains various affirmative and negative covenants and representations and warranties. Under the Credit Facility, the Company is required to maintain minimum Excess Availability (as defined in the related Credit Facility agreement) equal to 10% of the Borrowing Base (as defined in the related Credit Facility agreement). The Credit Facility is secured by a security interest in the Company’s trade receivables, inventory, real estate interests, letter of credit rights, cash, intangibles and certain other assets. The interest rate on outstanding borrowings is equal to, at the Company’s election, either (i) the lender’s base rate plus the applicable margin, or (ii) a LIBOR rate plus the applicable margin. The applicable margin for base rate borrowings is 0.50% for Tranche A borrowings and 2.00% for Tranche A-1 borrowings. The applicable margin for LIBOR rate borrowings is 1.50% for Tranche A borrowings and 3.00% for Tranche A-1 borrowings. Tranche A-1 borrowings are deemed to be the first loans made and the last loans repaid. The Company also pays an unused line fee under the Credit Facility of 0.25% per annum. In connection with the execution of the Credit Facility, the Company incurred deferred financing costs of $851,000, of which $61,000 were paid in fiscal 2012.

6.	LINE OF CREDIT AND LONG-TERM DEBT (Continued)

The Prior Credit Facility had a maturity date of January 13, 2013. Proceeds from advances under the Prior Credit Facility, subject to certain restrictions, could be used to provide financing for working capital, letters of credit, capital expenditures, debt prepayments, dividends, share repurchases and other general corporate purposes. The Prior Credit Facility contained customary provisions, including affirmative and negative covenants, representations and warranties, and an unused line fee. There were no financial covenant requirements under the Prior Credit Facility unless Excess Availability (as defined in the related Prior Credit Facility agreement) fell below 10% of the Borrowing Base (as defined in the related Prior Credit Facility agreement). Throughout the period of the Prior Credit Facility, the Company exceeded the applicable excess availability requirements under the Prior Credit Facility and was not subject to any financial covenants.

The Prior Credit Facility was secured by a security interest in the Company’s trade receivables, inventory, real estate interests, letter of credit rights, cash, intangibles and certain other assets. The security interest granted to the Prior Credit Facility lender was, in certain respects, subordinate to the security interest granted to the Company’s Term Loan lenders. The interest rate on outstanding borrowings was equal to, at the Company’s election, either (i) the lender’s prime rate plus the applicable margin, or (ii) a LIBOR rate plus the applicable margin. During the first quarter of fiscal 2013 and 2012, the applicable margins were variable, ranging from 0.75% to 1.25% for prime rate borrowings, and from 1.75% to 2.25% for LIBOR rate borrowings, based upon the availability calculation made in accordance with the Prior Credit Facility. The applicable margin for both prime rate and LIBOR rate borrowings, based upon the availability calculation made in accordance with the agreement, was the lowest available margin throughout the period of the Prior Credit Facility.

As of December 31, 2012, the Company had no outstanding borrowings under the Credit Facility and $5,060,000 in letters of credit, with $47,622,000 of availability under the Credit Facility, based on the Company’s Borrowing Base formula. As of December 31, 2012, a letter of credit for $1,874,000 related to the Company’s outstanding obligation under an Industrial Revenue Bond (“IRB”), which was issued under the Prior Credit Facility, was in the process of being replaced with a letter of credit to be issued under the new Credit Facility. As of December 31, 2012, the Company had $2,082,000 on deposit with the agent bank for the Prior Credit Facility as cash collateral for the letter of credit during the transition process, which is included as restricted cash in the accompanying consolidated balance sheet. The cash collateral will be released to the Company after the original letter of credit is returned to the agent bank and cancelled. As of December 31, 2012, Tranche A borrowings under the Credit Facility would have resulted in interest at a rate between approximately 1.71% and 3.75% per annum, and Tranche A-1 borrowings under the Credit Facility would have resulted in interest at a rate between approximately 3.21% and 5.25% per annum. During the first quarter of fiscal 2013, the Company’s average level of direct borrowings (all of which was under the Credit Facility) was $815,000, and the Company’s maximum borrowings at any time were $6,200,000. During the first quarter of fiscal 2013 and 2012, the Company did not have any direct borrowings under the Prior Credit Facility.

Prior to November 1, 2012, the Company had a Term Loan and Security Agreement (the “Term Loan Agreement”) for a senior secured Term Loan B due March 13, 2013 (the “Term Loan”), the $90,000,000 proceeds of which were received on April 18, 2007. On November 1, 2012, the Company prepaid the remaining Term Loan balance of $13,427,000 in connection with the execution of its new Credit Facility. The interest rate on the Term Loan was equal to, at the Company’s election, either (i) the prime rate plus 1.00%, or (ii) a LIBOR rate plus the applicable margin. During the first quarter of fiscal 2013 and 2012, the applicable margin for LIBOR rate borrowings was either 2.25% or 2.50%, depending on the Company’s Consolidated Leverage Ratio (as defined in the Term Loan Agreement). Based upon the Company’s applicable quarterly Consolidated Leverage Ratios, the applicable margin for LIBOR rate borrowings was 2.25% during the first quarter of fiscal 2013 and 2012. Prior to its repayment, the Term Loan required minimum principal repayments in quarterly installments of $225,000 each, in addition to an annual principal repayment equal to 25% or 50% of Excess Cash Flow (as defined in the Term Loan Agreement) in excess of $5,000,000 for each fiscal year, with the 25% or 50% factor depending on the Company’s Consolidated Leverage Ratio. There was no required principal repayment related to fiscal 2011 results. The Term Loan was permitted to be prepaid at the Company’s option, in part or in whole, at any time without any prepayment premium or penalty. During the first quarter of fiscal 2013 and 2012 the Company made optional prepayments of $13,427,000 and $5,000,000, respectively, on the outstanding Term Loan.

6.	LINE OF CREDIT AND LONG-TERM DEBT (Continued)

The Term Loan was secured by a security interest in the Company’s trade receivables, inventory, real estate interests, letter of credit rights, cash, intangibles and certain other assets. The security interest granted to the Term Loan lenders was, in certain respects, subordinate to the security interest granted to the lender under the Prior Credit Facility. The Term Loan Agreement imposed certain restrictions on the Company’s ability to, among other things, incur additional indebtedness, pay dividends, repurchase stock, and enter into other various types of transactions. The Term Loan Agreement also contained quarterly financial covenants that required the Company to maintain a specified maximum permitted Consolidated Leverage Ratio and a specified minimum permitted Consolidated Interest Coverage Ratio (as defined in the Term Loan Agreement). Throughout the period of the Term Loan, the Company was in compliance with all covenants of the Term Loan Agreement.

In order to mitigate the Company’s floating rate interest risk on the variable rate Term Loan, the Company entered into an interest rate swap agreement with the agent bank for the Term Loan for a five-year term commencing on April 18, 2007, the date the $90,000,000 Term Loan proceeds were received. The interest rate swap agreement enabled the Company to effectively convert an amount of the Term Loan (equal to the notional amount of the interest rate swap) from a floating interest rate (LIBOR plus 2.25% during the first quarter of fiscal 2012, based on the Company’s specified leverage ratios), to a fixed interest rate (7.25% during the first quarter of fiscal 2012, based on the Company’s specified leverage ratios). The notional amount of the interest rate swap was $75,000,000 at the inception of the swap agreement and decreased over time to a notional amount of $5,000,000 at the expiration date of April 18, 2012.

The Company has $1,830,000 outstanding under an IRB at December 31, 2012 and September 30, 2012. The IRB has a variable interest rate that may be converted to a fixed interest rate at the option of the Company. At any time prior to conversion to a fixed interest rate structure, bondholders may put back to the Company (i.e. require the Company to repurchase) all or part of the IRB upon notice to the bond trustee, after which the remarketing agent would attempt to resell to third parties the put portion of the IRB. If the remarketing agent is unsuccessful in reselling the put portion of the IRB, the bond trustee may then draw on a letter of credit issued under the Prior Credit Facility (see above) to repurchase the put bonds from bondholders on the Company’s behalf. Pursuant to this arrangement, the IRB is classified as a current liability in the accompanying consolidated balance sheets at December 31, 2012 and September 30, 2012. As of December 31, 2012 bondholders have put a total of $1,515,000 of the IRB back to the Company, and these put bonds were successfully resold by the remarketing agent to third parties. The letter of credit issued to secure the bonds has never been drawn upon.

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

At December 31, 2012 and September 30, 2012, the Company had cash equivalents of $16,965,000 and $19,462,000, respectively. The Company’s cash equivalents consist of investments in money market funds for which the carrying value approximates fair value (based on Level 1 inputs) due to the short-term nature of those instruments.

The carrying values of trade receivables and accounts payable approximate fair value due to the short-term nature of those instruments. The Company’s long-term debt bears interest at a variable rate, which adjusts based on market conditions and the carrying value of the long-term debt approximates fair value. The fair value of the Company’s debt was determined using a discounted cash flow analysis based on interest rates currently available to the Company, which the Company considers to be Level 2 inputs.

8.	INCOME TAXES

As of December 31, 2012, the Company had $4,133,000 of unrecognized tax benefits related to uncertain income tax positions, including accrued interest and penalties of $1,845,000. The Company records interest and penalties related to unrecognized tax benefits in its income tax provision. If recognized, the portion of the liabilities for unrecognized tax benefits that would impact the Company’s effective tax rate was $3,054,000, net of federal benefit.

8.	INCOME TAXES (Continued)

During the twelve months subsequent to December 31, 2012, it is reasonably possible that the gross unrecognized tax benefits could potentially increase by approximately $632,000 (of which approximately $477,000 would affect the effective tax rate, net of federal benefit) for uncertain tax positions, including the continued effect of interest on unrecognized tax benefits and limitations on certain potential tax credits, partially offset by the effect of expiring statutes of limitations and settlements.

The Company’s United States Federal income tax returns for years ended September 30, 2009 and thereafter remain subject to examination by the United States Internal Revenue Service. The Company also files returns in Canada, India, Kuwait and numerous United States state jurisdictions, which have varying statutes of limitations. Generally, Canadian tax returns for tax years ended September 30, 2007 and thereafter, Indian tax returns for tax years ended March 31, 2009, Kuwait tax returns for tax years ended September 30, 2009 and thereafter, and United States state tax returns for tax years ended September 30, 2008 and thereafter, depending upon the jurisdiction, remain subject to examination. However, the statutes of limitations on certain of the Company’s United States state returns remain open for years prior to fiscal 2008.

9.	EQUITY AWARD PLANS

In each of December 2012 and December 2011, the Compensation Committee of the Company’s Board of Directors established performance goals for the award of performance-based RSUs for four executive officers, under the Amended and Restated Destination Maternity Corporation 2005 Equity Incentive Plan. The RSUs earned, if any, under the December 2012 awards (the “2012 Awards”) will be based on the Company’s cumulative operating income, as reflected in the Company’s financial statements, from fiscal 2013 through fiscal 2015. The RSUs earned, if any, under the December 2011 awards (the “2011 Awards”) will be based on the Company’s cumulative operating income, as reflected in the Company’s financial statements, from fiscal 2012 through fiscal 2014. The grant of any RSUs under these awards will generally be further contingent on the continued employment of the executive officers with the Company through the dates on which the shares in respect of these RSUs, if any, are issued following the end of the applicable performance periods, as well as the achievement of certain minimum levels of operating income in the final fiscal year of each applicable performance period. Any dividends declared on the shares of the Company’s common stock underlying the RSUs will be credited as additional RSUs based on the fair market value of the Company’s common stock on the dividend payment date. The additional RSUs, if any, will be earned on the same terms as the original RSUs. For the 2012 Awards, the executive officers will earn a cumulative total of 18,541 RSUs, excluding RSUs from dividends declared, if the Company’s cumulative operating income for fiscal 2013 through fiscal 2015 equals or exceeds a threshold of $109,582,000, and will ratably earn up to a maximum cumulative total of 55,621 RSUs, excluding RSUs from dividends declared, if the Company’s operating income during such performance period equals or exceeds $132,201,000. For the 2011 Awards, the executive officers will earn a cumulative total of 19,531 RSUs, excluding RSUs from dividends declared, if the Company’s cumulative operating income for fiscal 2012 through fiscal 2014 equals or exceeds a threshold of $120,000,000, and will ratably earn up to a maximum cumulative total of 58,590 RSUs, excluding RSUs from dividends declared, if the Company’s operating income during such performance period equals or exceeds $132,000,000.

During the first quarter of fiscal 2013, options to purchase 85,949 shares of common stock with an aggregate exercise price of $618,000 were exercised by the option holders and net-share settled by the Company, such that the Company withheld 30,996 shares of the Company’s common stock, which had a fair market value equal to the aggregate exercise price of the stock options.

During the first quarter of fiscal 2013 and 2012, certain stock option exercises and vesting restricted stock awards were net-share settled by the Company such that the Company withheld shares of the Company’s common stock, which had a fair market value equivalent to the minimum statutory obligation for the applicable income and employment taxes for the awards, and the Company remitted the cash value to the appropriate taxing authorities. The total shares withheld, which were 26,624 and 482 shares, respectively, during the first quarter of fiscal 2013 and 2012, are reflected as repurchase of common stock in the accompanying financial statements, and were based on the value of the Company’s common stock on the exercise or vesting date. The remaining shares, net of those withheld, were delivered to the award holders. Total payments for tax obligations to the tax authorities were $532,000 and $6,000 for the first quarter of fiscal 2013 and 2012, respectively.

10.	RETIREMENT PLANS

The Company had Supplemental Executive Retirement Agreements (the “SERP Agreements”) with Dan Matthias, the Company’s former Chief Executive Officer and Rebecca Matthias, the Company’s former President and Chief Creative Officer. The Company’s transition agreement with Mr. Matthias in connection with his retirement effective September 30, 2008, amended his SERP Agreement to provide for full vesting of the benefits payable to Mr. Matthias and to increase the

10.	RETIREMENT PLANS (Continued)

total of the amounts payable under his SERP Agreement to approximately 10% more than the amount that would have been payable on September 30, 2012 (the date his SERP Agreement had otherwise been expected to fully vest). The SERP Agreement benefits, totaling $3,960,000, were being paid to Mr. Matthias in installments, which commenced on April 1, 2009, with the final installment paid on October 1, 2012. During each of the first quarter of fiscal 2013 and 2012, SERP benefits paid to Mr. Matthias totaled $150,000. The Company’s obligation under Ms. Matthias’ SERP Agreement was fully paid in fiscal 2011.

Net periodic pension cost on a pretax basis for the first quarter of fiscal 2012 consisted of interest cost of $5,000.

11.	RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU No. 2011-05 required companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminated the option to present components of other comprehensive income as part of the statement of stockholders’ equity. The standard did not change the items which must be reported in other comprehensive income. In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which defers the effective date of the requirement to present separate line items on the statement of income for reclassification adjustments out of accumulated other comprehensive income into net income. ASU No. 2011-05 and No. 2011-12 were effective for financial statements issued for annual reporting periods beginning after December 15, 2011 and interim periods within those years. In accordance with ASU No. 2011-05 and No. 2011-12 the Company has presented two separate but consecutive statements, which include the components of net income and other comprehensive income. Because this guidance impacted presentation only, the adoption of the new requirements of ASU No. 2011-05 and No. 2011-12 did not have any impact on the Company’s consolidated financial position or results of operations.

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

Geographic Information. Information concerning the Company’s operations by geographic area was as follows (in thousands):

	Three Months Ended December 31,
	2012	2011
Net Sales to Unaffiliated Customers
United States	$128,818	$129,949
Foreign	6,446	6,401

	December 31, 2012	September 30, 2012
Long-Lived Assets
United States	$49,791	$51,449
Foreign	1,226	976

Major Customers. For the periods presented, the Company did not have any one customer who represented more than 10% of its net sales.

14.	INTEREST EXPENSE, NET

Interest expense, net was comprised of the following (in thousands):

	Three Months Ended December 31,
	2012	2011
Interest expense	$205	$406
Interest income	(5)	(6)

Interest expense, net	$200	$400

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our fiscal year ends on September 30. All references in this discussion to our fiscal years refer to the fiscal year, or periods within the fiscal year, ended on September 30 in the year mentioned. For example, our “fiscal 2013” will end on September 30, 2013.

Overview

We are the leading designer and retailer of maternity apparel in the United States with 1,887 retail locations, including 621 stores in all 50 states, Puerto Rico and Canada, and 1,266 leased departments located within department stores and baby specialty stores throughout the United States and Puerto Rico. In addition to the 1,887 retail locations we operate, through an exclusive licensed arrangement we are the exclusive provider of maternity apparel to Kohl’s®, which operates approximately 1,146 stores throughout the United States. We also sell merchandise on the Internet, primarily through DestinationMaternity.com and our various brand-specific websites.

In assessing the performance of our business, we consider a variety of operational and financial measures. The key measures for determining how our business is performing are net income determined in accordance with generally accepted accounting principles (“GAAP net income”) and the corresponding net income (or earnings) per share (diluted), net income before stock-based compensation expense and loss on extinguishment of debt (“Non-GAAP adjusted net income”) and the corresponding earnings per share (diluted), Adjusted EBITDA (defined below), net sales, and comparable sales. Adjusted EBITDA represents operating income before deduction for the following non-cash charges: (i) depreciation and amortization expense; (ii) loss on impairment of tangible and intangible assets; (iii) loss on disposal of assets; and (iv) stock-based compensation expense.

Comparable sales figures include sales at retail locations (which does not include licensed or franchised relationships) that have been in operation by us for at least twelve full months at the beginning of the period for which such data is presented, as well as Internet sales. Comparable sales figures do not include retail locations opened during a period even if such location was opened in connection with the closure of other retail locations in the same geographic area (including, for example, the opening of a new Destination Maternity combo store or superstore). Also, our comparable sales figures generally do not include: (i) retail locations which change store nameplate, location type or format; (ii) retail locations which are expanded, contracted or relocated if the square footage of the retail location has changed by 20% or more, or, if in the judgment of management, such expansion, contraction or relocation materially alters the comparability of the retail location (either with respect to the manner of its operation or otherwise); (iii) in the case of relocations only, retail locations which are not in the same immediate geographical vicinity (such as, without limitation, the same mall, the same part of a mall, or the same street) after the relocation; or (iv) retail locations which, in the judgment of management, have undergone other significant changes which materially alter the comparability of the retail location (either with respect to the manner of its operation or otherwise) (such as, for example only, in the case of closure of retail locations in connection with the cessation of a leased department relationship where the manner of operation of such retail location has been materially altered prior to closure, or in the case of construction in, on or near a retail location, which significantly interferes with the customer traffic, visibility or operation of a retail location).

Following is a summary of our first quarter fiscal 2013 results with regard to each of the key measures noted above:

First Quarter Fiscal 2013 Financial Results

•

GAAP net income for the first quarter of fiscal 2013 was $3.8 million, or $0.29 per share (diluted), a 70% increase compared to GAAP net income of $2.3 million, or $0.17 per share (diluted), for the first quarter of fiscal 2012. This represents an increase of 71% in diluted earnings per share.

•

Non-GAAP adjusted net income for the first quarter of fiscal 2013 was $4.3 million, or $0.32 per share (diluted), a 63% increase over the comparably adjusted non-GAAP net income for the first quarter of fiscal 2012 of $2.6 million, or $0.20 per share (diluted). This represents a 60% increase in comparably adjusted diluted earnings per share.

•	Adjusted EBITDA was $10.7 million for the first quarter of fiscal 2013, an increase of 29% compared to $8.3 million of Adjusted EBITDA for the first quarter of fiscal 2012.

•	Net sales for the first quarter of fiscal 2013 decreased 0.8% to $135.3 million from $136.4 million for the first quarter of fiscal 2012.

•

Comparable sales for the first quarter of fiscal 2013 increased 1.9% compared to a comparable sales decrease of 4.1% for the first quarter of fiscal 2012. Our first quarter fiscal 2013 reported comparable sales increase of 1.9% was adversely impacted by approximately 1 percentage point due to having one less Saturday in the first quarter of fiscal 2013 than in the first quarter of fiscal 2012. Thus, adjusting for this “days shift,” our adjusted comparable sales increased approximately 2.9% for the first quarter of fiscal 2013.

Results of Operations

The following tables set forth certain operating data as a percentage of net sales and as a percentage change for the three months ended December 31:

	% of Net Sales (1)		% Change Favorable (Unfavorable)
	Three Months Ended December 31,		Three Months Ended December 31,
	2012	2011	2012 vs. 2011
Net sales	100.0%	100.0%	(0.8)%
Cost of goods sold (2)	47.4	49.0	4.0

Gross profit	52.6	51.0	2.2
Selling, general and administrative expenses (3)	47.5	47.7	1.3
Store closing, asset impairment and asset disposal expenses	0.3	0.3	(5.7)

Operating income	4.8	3.0	57.9
Interest expense, net	0.1	0.3	50.0
Loss on extinguishment of debt	0.0	0.0	10.0

Income before income taxes	4.6	2.7	69.8
Income tax provision	1.8	1.0	(69.8)

Net income	2.8%	1.7%	69.8%

(1)	Components may not add to total due to rounding.
(2)	“Cost of goods sold” includes merchandise costs (including customs duty expenses), expenses related to inventory shrinkage, product related corporate expenses (including expenses related to our payroll, benefit costs and operating expenses of our buying departments), inventory reserves (including lower of cost or market reserves), inbound freight charges, purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs, and the other costs of our distribution network.
(3)	“Selling, general and administrative expenses” includes advertising and marketing expenses, corporate administrative expenses, store expenses (including store payroll and store occupancy expenses), and store opening expenses.

The following tables set forth certain information concerning the number of our retail locations, and international franchised locations for the periods indicated:

	Three Months Ended December 31,
	2012			2011
Retail Locations (1)	Stores	Leased Departments	Total Retail Locations	Stores	Leased Departments	Total Retail Locations
Beginning of period	625	1,383	2,008	658	1,694	2,352
Opened	2	13	15	—	2	2
Closed	(6)	(130)	(136)	(2)	(291)	(293)

End of period	621	1,266	1,887	656	1,405	2,061

(1)	Excludes international franchised locations.

	Three Months Ended December 31,
	2012			2011
International Franchised Locations	Stores	Shop-in-Shop Locations	Total International Franchised Locations	Stores	Shop-in-Shop Locations	Total International Franchised Locations
Beginning of period	16	103	119	15	51	66
Opened	1	19	20	—	13	13
Closed	(1)	(1)	(2)	—	(1)	(1)

End of period	16	121	137	15	63	78

Three Months Ended December 31, 2012 and 2011

Net Sales. Our net sales for the first quarter of fiscal 2013 decreased by 0.8%, or $1.1 million, to $135.3 million from $136.4 million for the first quarter of fiscal 2012. Comparable sales for the first quarter of fiscal 2013 increased 1.9% versus a comparable sales decrease of 4.1% for the first quarter of fiscal 2012. Our first quarter fiscal 2013 reported comparable sales increase of 1.9% was adversely impacted by approximately 1 percentage point due to having one less Saturday in the first quarter of fiscal 2013 than in the first quarter of fiscal 2012. Thus, adjusting for this “days shift,” our adjusted comparable sales increased approximately 2.9% for the first quarter of fiscal 2013. Our Internet sales, which are included in comparable sales, increased 18% for the first quarter of fiscal 2013, on top of a 32% increase in the first quarter of fiscal 2012. The slight decrease in total reported sales for the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012 resulted primarily from decreased sales related to our continued efforts to close underperforming stores, partially offset by the increase in comparable sales.

As of December 31, 2012, we operated a total of 621 stores and 1,887 total retail locations, compared to 656 stores and 2,061 total retail locations as of December 31, 2011. During the first quarter of fiscal 2013, we opened two Destination Maternity multi-brand stores and we closed six stores, with two of the store closings related to Destination Maternity store openings. In connection with our new broad-based partnership with Bed Bath & Beyond Inc. and its subsidiary, Buy Buy Baby, Inc., which we previously announced in May 2012, we discontinued operation of our 124 remaining leased departments in Babies“R”Us® stores in late October 2012 and began to open leased departments in select buybuy BABY® stores. The decreases in leased department locations at the end of December 2012 compared to December 2011 predominantly reflects this change of partners in October 2012. As of December 19, 2012, Bed Bath & Beyond Inc. had 80 buybuy BABY stores, including 12 stores as of December 31, 2012, in which we operate leased departments. Over time, we expect to significantly increase the number of buybuy BABY stores in which we have a maternity apparel leased department. In addition, our Oh Baby by Motherhood® collection is available at Kohl’s stores throughout the United States.

Gross Profit. Our gross profit for the first quarter of fiscal 2013 increased by 2.2%, or $1.6 million, to $71.2 million from $69.6 million for the first quarter of fiscal 2012, and our gross profit as a percentage of net sales (gross margin) for the first quarter of fiscal 2013 was 52.6% compared to 51.0% for the first quarter of fiscal 2012. The increase in gross profit for the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012 was due to our higher gross margin. The increase in gross margin for the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012 was primarily due to lower product costs.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses for the first quarter of fiscal 2013 decreased by 1.3%, or approximately $0.9 million, to $64.2 million from $65.1 million for the first quarter of fiscal 2012. As a percentage of net sales, selling, general and administrative expenses decreased to 47.5% for the first quarter of fiscal 2013 compared to 47.7% for the first quarter of fiscal 2012. This decrease in expense for the quarter resulted primarily from lower expenses related to our continued efforts to close underperforming stores (primarily payroll and occupancy costs), partially offset by higher advertising and marketing expenses and higher variable incentive compensation expense.

Store Closing, Asset Impairment and Asset Disposal Expenses. Our store closing, asset impairment and asset disposal expenses for the first quarter of fiscal 2013 increased by approximately $0.1 million, to $0.5 million from $0.4 million for the first quarter of fiscal 2012, which primarily reflected slightly higher impairment charges for write-downs of long-lived assets.

Operating Income. We had operating income of $6.5 million for the first quarter of fiscal 2013 compared to $4.1 million for the first quarter of fiscal 2012. Operating income as a percentage of net sales for the first quarter of fiscal 2013 increased to 4.8% from 3.0% for the first quarter of fiscal 2012. The increase in operating income and operating income percentage was primarily due to our higher gross profit, and to a lesser extent, decreased selling, general and administrative expenses.

Interest Expense, Net. Our net interest expense for the first quarter of fiscal 2013 decreased by 50.0%, or $0.2 million, to $0.2 million from $0.4 million for the first quarter of fiscal 2012. This decrease was due to our lower debt level, primarily as a result of the $23.4 million of Term Loan prepayments we made in the previous twelve months.

Loss on Extinguishment of Debt. During the first quarter of fiscal 2013 we prepaid the remaining $13.4 million of our outstanding Term Loan. The $13.4 million Term Loan prepayment resulted in a first quarter fiscal 2013 pretax charge of $9,000, representing the write-off of unamortized deferred financing costs. In December 2011, we prepaid $5.0 million in principal amount of our Term Loan resulting in a pretax charge of $10,000 in the first quarter of fiscal 2012.

Income Tax Provision. For the first quarter of fiscal 2013 and 2012 our effective tax rate was 38.5%. Our effective tax rates for the first quarter of fiscal 2013 and 2012 were higher than the statutory federal tax rate of 35% primarily due to the effect of state income taxes, net of federal benefit, and to a lesser extent, additional income tax expense (including interest and penalties) recognized as required by the accounting standard for uncertain income tax positions. We expect our effective tax rate for the full year fiscal 2013 to be approximately 38.5%.

Net Income. Net income for the first quarter of fiscal 2013 was $3.8 million, or $0.29 per share (diluted), compared to net income of $2.3 million, or $0.17 per share (diluted), for the first quarter of fiscal 2012. Net income for both the first quarter of fiscal 2013 and fiscal 2012 includes (net of tax) stock-based compensation expense of $0.4 million and loss on extinguishment of debt of $6,000. Before stock-based compensation expense and loss on extinguishment of debt, our first quarter fiscal 2013 net income was $4.3 million, or $0.32 per share (diluted), compared to $2.6 million, or $0.20 per share (diluted), for the first quarter of fiscal 2012.

Our average diluted shares outstanding of 13,345,000 for the first quarter of fiscal 2013 were 1.1% higher than the 13,195,000 average diluted shares outstanding for the first quarter of fiscal 2012, primarily as a result of the exercise of stock options and vesting of restricted stock.

Following is a reconciliation of GAAP net income and net income per share (“EPS”) (diluted) to Non-GAAP adjusted net income and net income per share (diluted) for the three months ended December 31, 2012 and 2011 (in thousands, except per share amounts):

	Three Months Ended December 31,
	2012			2011
	Net Income	Diluted Shares	Diluted EPS	Net Income	Diluted Shares	Diluted EPS
As reported	$3,842	13,345	$0.29	$2,263	13,195	$0.17
Stock-based compensation expense, net of tax	433	—		357	—
Loss on extinguishment of debt, net of tax	6	—		6	—

As adjusted before stock-based compensation expense and loss on extinguishment of debt	$4,281	13,345	$0.32	$2,626	13,195	$0.20

Following is a reconciliation of net income to Adjusted EBITDA for the three months ended December 31, 2012 and 2011 (in thousands):

	Three Months Ended December 31,
	2012	2011
Net income	$3,842	$2,263
Add: income tax provision	2,406	1,417
Add: interest expense, net	200	400
Add: loss on extinguishment of debt	9	10

Operating income	6,457	4,090
Add: depreciation and amortization expense	3,089	3,210
Add: loss on impairment of long-lived assets	493	456
Add: loss on disposal of assets	10	9
Add: stock-based compensation expense	693	570

Adjusted EBITDA	$10,742	$8,335

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

Seasonality

Our business, like that of many other retailers, is seasonal. Our quarterly net sales have historically been highest in our third fiscal quarter, corresponding to the Spring selling season. Given the historically higher sales level in our third fiscal quarter and the relatively fixed nature of most of our operating expenses and interest expense, we have typically generated a very significant percentage of our full year operating income and net income during our third fiscal quarter. Results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. Quarterly results may fluctuate materially depending upon, among other things, increases or decreases in comparable sales, the timing of new store openings and new leased department openings, net sales and profitability contributed by new stores and leased departments, the timing of the fulfillment of purchase orders under our product and license arrangements, adverse weather conditions, shifts in the timing of certain holidays and promotions, changes in inventory and production levels and the timing of deliveries of inventory, and changes in our merchandise mix.

Liquidity and Capital Resources

Our cash needs have primarily been for (i) debt service, including principal prepayments, (ii) capital expenditures, including leasehold improvements, fixtures and equipment for new stores, store relocations and expansions of our existing stores, as well as improvements and new equipment for our distribution and corporate facilities and information systems, (iii) quarterly cash dividends, and (iv) working capital, including inventory to support our business. We have historically financed our capital requirements from cash flows from operations, borrowings under our credit facilities or available cash balances.

Cash and cash equivalents increased by $2.3 million during the first quarter of fiscal 2013 compared to an increase of $14.0 million for the first quarter of fiscal 2012.

Cash provided by operations of $24.4 million for the first quarter of fiscal 2013 increased by $0.7 million from the $23.7 million in cash provided by operations for the first quarter of fiscal 2012. This increase in cash provided by operations as compared to the prior year was primarily the result of higher net income in the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012, partially offset by net working capital changes that provided slightly less cash in the first quarter of fiscal 2013 than was provided in the first quarter of fiscal 2012. Our working capital changes, quarterly net income and cash flow adjustments may fluctuate significantly and net cash provided by operating activities for any quarter is not necessarily indicative of the results that may be achieved for a full fiscal year.

During the first quarter of fiscal 2013 we used cash provided by operations to fund repayments of long-term debt, to pay our quarterly cash dividend, to pay for capital expenditures, and to provide $2.1 million of cash collateral for our IRB letter of credit (see below). On November 1, 2012, we prepaid the remaining Term Loan balance of $13.4 million in connection with the execution of our new Credit Facility. In the first quarter of fiscal 2013, we paid $2.4 million for our quarterly cash dividend. For the first quarter of fiscal 2013, we spent $2.3 million on capital expenditures, including $1.7 million for leasehold improvements, fixtures and equipment for new store facilities, as well as improvements to existing stores, and $0.6 million for our information systems and distribution and corporate facilities. The remaining cash provided during the first quarter of fiscal 2013 was used primarily to increase our available cash.

During the first quarter of fiscal 2012 we used cash provided by operations to fund repayments of long-term debt, to pay our quarterly cash dividend and to pay for capital expenditures. Our $5.2 million of repayments of long-term debt in the first quarter of fiscal 2012 consisted predominantly of a $5.0 million prepayment of our Term Loan. In the first quarter of fiscal 2012, we paid $2.3 million for our quarterly cash dividend. For the first quarter of fiscal 2012, we spent $1.3 million on capital expenditures, including $0.9 million for leasehold improvements, fixtures and equipment for new store facilities, as well as improvements to existing stores, and $0.4 million for our information systems and distribution and corporate facilities. The remaining cash provided during the first quarter of fiscal 2012 was used primarily to increase our available cash.

On November 1, 2012, we entered into a five-year $61.0 million senior secured revolving Credit Facility, which replaced our $55.0 million Prior Credit Facility. The Credit Facility consists of two tranches: (i) a senior secured revolving credit and letter of credit facility of up to $55.0 million (“Tranche A”) and (ii) a senior secured first-in, last-out revolving credit facility of up to $6.0 million (“Tranche A-1”). The Credit Facility will mature on November 1, 2017. Upon our request and with the consent of the lender, permitted borrowings under Tranche A may be increased up to an additional $15.0 million, in increments of $2.5 million, up to a Tranche A maximum limit of $70 million. Proceeds from advances under the Credit Facility, with certain restrictions, may be used to repay our existing debt, and to provide financing for working capital, letters of credit, capital expenditures, dividends, share repurchases and other general corporate purposes. Under the Credit Facility, we are required to maintain minimum Excess Availability (as defined in the related Credit Facility agreement) equal to 10% of the Borrowing Base (as defined in the related Credit Facility agreement). The Credit Facility is secured by a security interest in our trade receivables, inventory, equipment, real estate interests, letter of credit rights, cash, intangibles and certain other assets.

As of December 31, 2012, we had no outstanding borrowings under the Credit Facility and $5.1 million in letters of credit, with $47.6 million of availability under our Credit Facility, based on our Borrowing Base formula. As of December 31, 2011, we had no outstanding borrowings and $7.3 million in letters of credit, with $39.9 million of availability under our Prior Credit Facility, based on our Borrowing Base formula. As of December 31, 2012, a letter of credit for $1.9 million related to our outstanding obligation under the IRB (see below), which was issued under the Prior Credit Facility, was outstanding. We are evaluating alternatives for securitization of the IRB. As of December 31, 2012, we had $2.1 million on deposit with the agent bank for the Prior Credit Facility as cash collateral for the letter of credit. The cash collateral will be released to us after the original letter of credit is returned to the agent bank and cancelled. As of December 31, 2012, Tranche A borrowings under the Credit Facility would have resulted in interest at a rate between approximately 1.71% and 3.75% per annum, and Tranche A-1 borrowings under the Credit Facility would have resulted in interest at a rate between approximately 3.21% and 5.25% per annum. During the first quarter of fiscal 2013, our average level of direct borrowings (all of which was under the Credit Facility) was $0.8 million, and our maximum borrowings at any time were $6.2 million. During the first quarter of fiscal 2013 and 2012, we did not have any direct borrowings under the Prior Credit Facility.

Prior to November 1, 2012, we had a Term Loan Agreement for our Term Loan. On November 1, 2012, we prepaid the remaining Term Loan balance of $13.4 million in connection with the execution of our new Credit Facility. Prior to its repayment, the Term Loan required minimum principal repayments in quarterly installments of $225,000 each, in addition to an annual principal repayment equal to 25% or 50% of Excess Cash Flow (as defined in the Term Loan Agreement) in excess of $5.0 million for each fiscal year, with the 25% or 50% factor depending on our Consolidated Leverage Ratio. There was no required principal repayment related to fiscal 2011 results. The Term Loan was permitted to be prepaid at our option, in part or in whole, at any time without any prepayment premium or penalty. During the first quarter of fiscal 2013 and 2012, we made optional prepayments of $13.4 million and $5.0 million, respectively, on the outstanding Term Loan.

We have $1.8 million outstanding under an IRB at December 31, 2012. The IRB has a variable interest rate that may be converted to a fixed interest rate at our option. At any time prior to conversion to a fixed interest rate structure, bondholders may put back to us (i.e. require us to repurchase) all or part of the IRB upon notice to the bond trustee, after which the remarketing agent would attempt to resell to third parties the put portion of the IRB. If the remarketing agent is unsuccessful in reselling the put portion of the IRB, the bond trustee may then draw on a letter of credit issued under the Prior Credit Facility (see above) to repurchase the put bonds from bondholders on our behalf. As of December 31, 2012, bondholders have put $1.5 million of the IRB back to us, and these put bonds were successfully resold by the remarketing agent to third parties. The letter of credit issued to secure the bonds has never been drawn upon. In the event that the bondholders put the bonds back to us and the remarketing agent fails to resell the bonds, which we believe is unlikely, we expect the acceleration of the payment of the bonds would not have a material adverse effect on our financial position or liquidity.

During the first quarter of fiscal 2013 and 2012 we paid cash dividends of approximately $2.4 million (or $0.175 per share) and $2.3 million (or $0.175 per share), respectively. On January 25, 2013 we declared a quarterly cash dividend of $0.175 per share payable on March 28, 2013, which will total approximately $2.4 million. Based on our current quarterly dividend rate of $0.175 per share, we project approximately $9.5 million of cash dividends for fiscal 2013.

Our management believes that our current cash and working capital positions, expected operating cash flows and available borrowing capacity, will be sufficient to fund our working capital, capital expenditures, dividend payment and debt repayment requirements, and to fund stock repurchases and/or debt prepayments, if any, for at least the next 12 months.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. These generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our consolidated financial statements and the reported amounts of net sales and expenses during the reporting period. Our critical accounting policies are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended September 30, 2012. As of December 31, 2012, there were no material changes in, or additions to, our critical accounting policies or in the assumptions or estimates we used to prepare the financial information appearing in this report.

Recent Accounting Pronouncements

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU No. 2011-05 required companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminated the option to present components of other comprehensive income as part of the statement of stockholders’ equity. The standard did not change the items which must be reported in other comprehensive income. In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which defers the effective date of the requirement to present separate line items on the statement of income for reclassification adjustments out of accumulated other comprehensive income into net income. ASU No. 2011-05 and No. 2011-12 were effective for financial statements issued for annual reporting periods beginning after December 15, 2011 and interim periods within those years. In accordance with ASU No. 2011-05 and No. 2011-12 we have presented two separate but consecutive statements, which include the components of net income and other comprehensive income. Because this guidance impacted presentation only, the adoption of the new requirements of ASU No. 2011-05 and No. 2011-12 did not have any impact on our consolidated financial position or results of operations.

Forward-Looking Statements

Some of the information in this report, including the information incorporated by reference (as well as information included in oral statements or other written statements made or to be made by us), contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements involve a number of risks and uncertainties. A number of factors could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, but are not limited to the following: the continuation of economic recovery of the retail industry in general and of apparel purchases in particular, our ability to successfully manage our various business initiatives, the success of our international business and its expansion, our ability to successfully manage, retain and expand our leased department and licensed relationships and marketing partnerships, future sales trends in our various sales channels, unusual weather patterns, changes in consumer spending patterns, raw material price increases, overall economic conditions and other factors affecting consumer confidence, demographics and other macroeconomic factors that may impact the level of spending for maternity apparel (such as fluctuations in pregnancy rates and birth rates), expense savings initiatives, our ability to anticipate and respond to fashion trends and consumer preferences, unanticipated fluctuations in our operating results, the impact of competition and fluctuations in the price, availability and quality of raw materials and contracted products, availability of suitable store locations, continued availability of capital and financing, our ability to hire and develop senior management and sales associates, our ability to develop and source merchandise, our ability to receive production from foreign sources on a timely basis, potential stock repurchases, our ability to generate sufficient free cash flow to continue our regular quarterly cash dividend, the trading liquidity of our common stock, changes in market interest rates, war or acts of terrorism and other factors referenced in our Annual Report on Form 10-K, including those set forth under the caption “Risk Factors.”

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

As of December 31, 2012, we had cash equivalents of $17.0 million. Our cash equivalents consist of investments in money market funds that bear interest at variable rates. A change in market interest rates earned on our investments impacts the interest income and cash flows, but does not materially impact the fair market value of the financial instruments. Due to the average maturity and conservative nature of our investment portfolio, we believe a sudden change in interest rates would not have a material effect on the value of our investment portfolio. The impact on our future interest income resulting from changes in investment yields will depend largely on the gross amount of our investment portfolio at that time. However, based upon the conservative nature of our investment portfolio and current experience, we do not believe a decrease in investment yields would have a material negative effect on our interest income.

As of December 31, 2012, the components of our debt portfolio were the $61.0 million Credit Facility and the $1.8 million IRB, both of which are denominated in United States dollars.

Our Credit Facility has variable interest rates that are tied to market indices. As of December 31, 2012, we had no direct borrowings and $5.1 million of letters of credit outstanding under our Credit Facility. As of December 31, 2012, Tranche A borrowings under the Credit Facility would have resulted in interest at a rate between approximately 1.71% and 3.75% per annum, and Tranche A-1 borrowings under the Credit Facility would have resulted in interest at a rate between approximately 3.21% and 5.25% per annum. Interest on any future borrowings under the Credit Facility would, to the extent of outstanding borrowings, be affected by changes in market interest rates. A change in market interest rates on the variable rate portion of our debt portfolio would impact the interest expense incurred and cash flows.

The IRB carries a variable interest rate that is tied to market indices. The sensitivity analysis as it relates to this portion of our debt portfolio assumes an instantaneous 100 basis point move in interest rates from their levels as of December 31, 2012, with all other variables held constant. The principal amount of the IRB was $1.8 million as of December 31, 2012. A 100 basis point increase in market interest rates would result in additional annual interest expense on the IRB of less than $0.1 million. A 100 basis point decline in market interest rates would correspondingly lower our annual interest expense on the IRB by less than $0.1 million.

Other than as described above, we do not believe that the market risk exposure on other financial instruments is material.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to our management on a timely basis to allow decisions regarding required disclosure. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2012, these controls and procedures were effective.

Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the fiscal quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” of our Form 10-K for the year ended September 30, 2012. The risks described in our Form 10-K are not the only risks that we face. Additional risks not presently known to us or that we do not currently consider significant may also have an adverse effect on us. If any of the risks actually occur, our business, results of operations, cash flows or financial condition could suffer.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by us during the quarter ended December 31, 2012 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
October 1 to October 31, 2012	—	—	—	$10,000,000
November 1 to November 30, 2012	26,624	$19.98	—	$10,000,000
December 1 to December 31, 2012	—	—	—	$10,000,000

Total	26,624	$19.98	—	$10,000,000

(1)	Represents shares repurchased directly from certain employees to satisfy income tax withholding obligations for such employees in connection with stock options that were exercised and restricted stock awards that vested during the period.
(2)	In July 2008, our Board of Directors approved a program to repurchase up to $7.0 million of our outstanding common stock. Under the program, we may repurchase shares from time to time through solicited or unsolicited transactions in the open market or in negotiated or other transactions. In July 2012, our Board of Directors extended its authorization of the program from July 31, 2012 to July 31, 2014, and increased the amount of our outstanding stock authorized to be repurchased from $7.0 million to $10.0 million.

Item 6.	Exhibits

Exhibit No.	Description

*10.1	Credit Agreement, dated November 1, 2012, among the Company and Cave Springs, Inc., each as a Borrower, and Mothers Work Canada, Inc., as a Guarantor, and Wells Fargo, N.A., as the Lender and Administrative Agent (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 1, 2012).

†*10.2	Amendment, dated November 15, 2012, to the Employment Agreement dated as of July 16, 2009 (as amended) between Ronald J. Masciantonio and the Company (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 15, 2012).

†*10.3	Non-Employee Director Compensation Policy & Equity Ownership Guidelines (Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2012).

†*10.4	Management Incentive Program (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 25, 2013 (the “January 25, 2013 Form 8-K”)).

†*10.5	2005 Equity Incentive Plan (as amended and restated) (Exhibit 10.2 to the January 25, 2013 Form 8-K).

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Executive Vice President & Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Executive Vice President & Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference.

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

†	Management contract or compensatory plan or arrangement.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DESTINATION MATERNITY CORPORATION

Date: February 8, 2013	By:	/s/ EDWARD M. KRELL
Edward M. Krell
Chief Executive Officer

Date: February 8, 2013	By:	/s/ JUDD P. TIRNAUER
Judd P. Tirnauer
Executive Vice President & Chief Financial Officer

INDEX OF EXHIBITS FILED WITH

FORM 10-Q OF DESTINATION MATERNITY CORPORATION

FOR THE QUARTER ENDED DECEMBER 31, 2012

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