Form 10-Q
period 2013-03-31
Destination Maternity Corp
filed 2013-05-08
CIK 896985

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

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

Common Stock, $.01 par value — 13,536,429 shares outstanding as of May 3, 2013

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	March 31, 2013	September 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$13,803	$22,376
Restricted cash	2,082	—
Trade receivables, net	15,079	13,197
Inventories	85,752	88,754
Deferred income taxes	7,607	7,557
Prepaid expenses and other current assets	6,072	4,220

Total current assets	130,395	136,104

Property, plant and equipment, net of accumulated depreciation and amortization of $122,914 and $120,371	50,694	51,078

Other assets:
Deferred financing costs, net of accumulated amortization of $80 and $751	887	92
Other intangible assets, net of accumulated amortization of $2,118 and $2,123	1,427	1,347
Deferred income taxes	11,041	10,667
Other non-current assets	314	356

Total other assets	13,669	12,462

Total assets	$194,758	$199,644

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit borrowings	$—	$—
Current portion of long-term debt	1,830	15,257
Accounts payable	21,295	21,987
Accrued expenses and other current liabilities	38,069	35,544

Total current liabilities	61,194	72,788
Deferred rent and other non-current liabilities	21,656	21,884

Total liabilities	82,850	94,672

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, 1,656,381 shares authorized:
Series B junior participating preferred stock, $.01 par value; 300,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value; 20,000,000 shares authorized, 13,534,777 and 13,370,149 shares issued and outstanding, respectively	135	134
Additional paid-in capital	97,034	95,086
Retained earnings	14,780	9,786
Accumulated other comprehensive loss	(41)	(34)

Total stockholders’ equity	111,908	104,972

Total liabilities and stockholders’ equity	$194,758	$199,644

The accompanying notes are an integral part of these Consolidated Financial Statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Net sales	$134,859	$137,792	$270,123	$274,142
Cost of goods sold	61,879	64,031	125,975	130,775

Gross profit	72,980	73,761	144,148	143,367
Selling, general and administrative expenses	63,026	64,636	127,275	129,715
Store closing, asset impairment and asset disposal expenses	272	560	734	997

Operating income	9,682	8,565	16,139	12,655
Interest expense, net	127	344	327	744
Loss on extinguishment of debt	—	—	9	10

Income before income taxes	9,555	8,221	15,803	11,901
Income tax provision	3,678	3,242	6,084	4,659

Net income	$5,877	$4,979	$9,719	$7,242

Net income per share— Basic	$0.44	$0.38	$0.73	$0.55

Average shares outstanding— Basic	13,273	13,074	13,231	13,049

Net income per share— Diluted	$0.44	$0.38	$0.73	$0.55

Average shares outstanding— Diluted	13,402	13,248	13,373	13,221

The accompanying notes are an integral part of these Consolidated Financial Statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012

Net income	$5,877	$4,979	$9,719	$7,242
Foreign currency translation adjustments	—	8	(7)	(8)
Change in fair value of interest rate swap, net of tax	—	35	—	83

Comprehensive income	$5,877	$5,022	$9,712	$7,317

The accompanying notes are an integral part of these Consolidated Financial Statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total
Balance as of September 30, 2012	13,370	$134	$95,086	$9,786	$(34)	$104,972
Net income	—	—	—	9,719	—	9,719
Foreign currency translation adjustments	—	—	—	—	(7)	(7)
Cash dividends	—	—	—	(4,725)	—	(4,725)
Stock-based compensation	102	1	1,495	—	—	1,496
Exercise of stock options, net	93	1	491	—	—	492
Excess tax benefit from stock option exercises and restricted stock vesting	—	—	576	—	—	576
Repurchase and retirement of common stock	(30)	(1)	(614)	—	—	(615)

Balance as of March 31, 2013	13,535	$135	$97,034	$14,780	$(41)	$111,908

Balance as of September 30, 2011	13,226	$132	$92,932	$(261)	$(108)	$92,695
Net income	—	—	—	7,242	—	7,242
Change in fair value of interest rate swap, net of tax	—	—	—	—	83	83
Foreign currency translation adjustments	—	—	—	—	(8)	(8)
Cash dividends	—	—	—	(4,648)	—	(4,648)
Stock-based compensation	91	1	1,179	—	—	1,180
Exercise of stock options, net	2	—	13	—	—	13
Tax benefit shortfall from stock option exercises and restricted stock vesting	—	—	(80)	—	—	(80)
Repurchase and retirement of common stock	(3)	—	(55)	—	—	(55)

Balance as of March 31, 2012	13,316	$133	$93,989	$2,333	$(33)	$96,422

The accompanying notes are an integral part of these Consolidated Financial Statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended March 31,
	2013	2012
Operating Activities
Net income	$9,719	$7,242
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,170	6,319
Stock-based compensation expense	1,496	1,180
Loss on impairment of long-lived assets	688	973
(Gain) loss on disposal of assets	(4)	104
Loss on extinguishment of debt	9	10
Deferred income tax (benefit) provision	(1,061)	305
Amortization of deferred financing costs	102	56
Changes in assets and liabilities:
Decrease (increase) in:
Trade receivables	(1,882)	(3,891)
Inventories	3,001	8,529
Prepaid expenses and other current assets	(1,852)	1,996
Other non-current assets	42	(41)
Increase (decrease) in:
Accounts payable, accrued expenses and other current liabilities	1,475	3,676
Deferred rent and other non-current liabilities	125	(339)

Net cash provided by operating activities	18,028	26,119

Investing Activities
Capital expenditures	(5,951)	(3,894)
Additions to intangible assets	(188)	(105)

Net cash used in investing activities	(6,139)	(3,999)

Financing Activities
Decrease in cash overdraft	232	876
Increase in restricted cash	(2,082)	—
Repayment of long-term debt	(13,427)	(5,450)
Deferred financing costs paid	(906)	—
Withholding taxes on stock-based compensation paid in connection with repurchase of common stock	(615)	(55)
Cash dividends paid	(4,725)	(4,648)
Proceeds from exercise of stock options	492	13
Excess tax benefit from exercise of stock options and restricted stock vesting	576	—

Net cash used in financing activities	(20,455)	(9,264)

Effect of exchange rate changes on cash and cash equivalents	(7)	(9)

Net (Decrease) Increase in Cash and Cash Equivalents	(8,573)	12,847
Cash and Cash Equivalents, Beginning of Period	22,376	15,285

Cash and Cash Equivalents, End of Period	$13,803	$28,132

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$253	$813

Cash paid for income taxes	$6,891	$391

The accompanying notes are an integral part of these Consolidated Financial Statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the requirements for Form 10-Q and Article 10 of Regulation S-X, and accordingly, certain information and footnote disclosures have been condensed or omitted. Reference is made to the Annual Report on Form 10-K as of and for the year ended September 30, 2012 for Destination Maternity Corporation and subsidiaries (the “Company” or “Destination Maternity”), as filed with the Securities and Exchange Commission (“SEC”), for additional disclosures including a summary of the Company’s accounting policies.

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

The following table summarizes the Basic EPS and Diluted EPS calculations (in thousands, except per share amounts):

	Three Months Ended March 31,
	2013			2012
	Net Income	Shares	EPS	Net Income	Shares	EPS
Basic EPS	$5,877	13,273	$0.44	$4,979	13,074	$0.38
Incremental shares from the assumed exercise of outstanding stock options	—	92		—	133
Incremental shares from the assumed lapse of restrictions on restricted stock awards	—	37		—	41

Diluted EPS	$5,877	13,402	$0.44	$4,979	13,248	$0.38

	Six Months Ended March 31,
	2013			2012
	Net Income	Shares	EPS	Net Income	Shares	EPS
Basic EPS	$9,719	13,231	$0.73	$7,242	13,049	$0.55
Incremental shares from the assumed exercise of outstanding stock options	—	96		—	124
Incremental shares from the assumed lapse of restrictions on restricted stock awards	—	46		—	48

Diluted EPS	$9,719	13,373	$0.73	$7,242	13,221	$0.55

2.	EARNINGS PER SHARE (“EPS”) AND CASH DIVIDENDS (Continued)

In addition to performance-based RSUs, for the three and six months ended March 31, 2013, stock options and unvested restricted stock totaling 255,527 and 278,066 shares, respectively, were excluded from the calculation of Diluted EPS as their effect would have been antidilutive. For the three and six months ended March 31, 2012, stock options and unvested restricted stock totaling 304,169 and 350,592 shares, respectively, were excluded from the calculation of Diluted EPS as their effect would have been antidilutive.

During the six months ended March 31, 2013 and 2012 the Company paid cash dividends totaling $4,725,000 (or $0.35 per share) and $4,648,000 (or $0.35 per share), respectively. On April 22, 2013 the Company declared a quarterly cash dividend of $0.1875 per share payable on June 28, 2013, which will total approximately $2,500,000.

3.	TRADE RECEIVABLES

Trade receivables are recorded based on revenue recognized for sales of the Company’s merchandise and for other revenue earned by the Company through its marketing partnership programs and international franchise agreements, and are non-interest bearing. The Company evaluates the collectability of trade receivables based on a combination of factors, including aging of trade receivables, write-off experience, analysis of historical trends and expectations of future performance. An allowance for doubtful accounts is recorded for the amount of trade receivables that are considered unlikely to be collected. When the Company’s collection efforts are unsuccessful, uncollectible trade receivables are charged against the allowance for doubtful accounts. As of March 31, 2013 and September 30, 2012, the Company’s trade receivables were net of allowance for doubtful accounts of $147,000 and $201,000, respectively.

4.	INVENTORIES

Inventories were comprised of the following (in thousands):

	March 31, 2013	September 30, 2012
Finished goods	$78,670	$82,795
Work-in-progress	2,529	2,804
Raw materials	4,553	3,155

	$85,752	$88,754

5.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities were comprised of the following (in thousands):

	March 31, 2013	September 30, 2012
Employee compensation and benefits	$6,881	$5,918
Insurance, primarily self-insurance reserves	5,214	5,341
Gift certificates and store credits	4,210	4,194
Deferred rent	3,782	3,599
Sales and use taxes	3,105	3,097
Product return reserve	2,559	2,225
Accounting and legal	1,399	1,215
Income taxes payable	893	1,350
Other	10,026	8,605

	$38,069	$35,544

6.	LINE OF CREDIT AND LONG-TERM DEBT

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

6.	LINE OF CREDIT AND LONG-TERM DEBT (Continued)

The Credit Facility contains various affirmative and negative covenants and representations and warranties. Under the Credit Facility, the Company is required to maintain minimum Excess Availability (as defined in the related Credit Facility agreement) equal to 10% of the Borrowing Base (as defined in the related Credit Facility agreement). The Credit Facility is secured by a security interest in the Company’s trade receivables, inventory, real estate interests, letter of credit rights, cash, intangibles and certain other assets. The interest rate on outstanding borrowings is equal to, at the Company’s election, either (i) the lender’s base rate plus the applicable margin, or (ii) a LIBOR rate plus the applicable margin. The applicable margin for base rate borrowings is 0.50% for Tranche A borrowings and 2.00% for Tranche A-1 borrowings. The applicable margin for LIBOR rate borrowings is 1.50% for Tranche A borrowings and 3.00% for Tranche A-1 borrowings. Tranche A-1 borrowings are deemed to be the first loans made and the last loans repaid. The Company also pays an unused line fee under the Credit Facility of 0.25% per annum. In connection with the execution of the Credit Facility, the Company incurred deferred financing costs of $967,000, of which $61,000 were paid in fiscal 2012.

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

The Prior Credit Facility was secured by a security interest in the Company’s trade receivables, inventory, real estate interests, letter of credit rights, cash, intangibles and certain other assets. The security interest granted to the Prior Credit Facility lender was, in certain respects, subordinate to the security interest granted to the Company’s Term Loan lenders. The interest rate on outstanding borrowings was equal to, at the Company’s election, either (i) the lender’s prime rate plus the applicable margin, or (ii) a LIBOR rate plus the applicable margin. During the first quarter of fiscal 2013 and during fiscal 2012, the applicable margins were 0.75% for prime rate borrowings and 1.75% for LIBOR rate borrowings, the lowest available margins based upon the availability calculation made in accordance with the Prior Credit Facility.

As of March 31, 2013, the Company had no outstanding borrowings under the Credit Facility and $5,060,000 in letters of credit, with $55,940,000 of availability under the Credit Facility. As of March 31, 2013, a letter of credit for $1,874,000 related to the Company’s outstanding obligation under an Industrial Revenue Bond (“IRB”), which was issued under the Prior Credit Facility, was outstanding. As of March 31, 2013, the Company had $2,082,000 on deposit with the agent bank for the Prior Credit Facility as cash collateral for the letter of credit, which is classified as restricted cash in the accompanying consolidated balance sheet. On April 3, 2013, the IRB trustee drew down $1,830,000 plus accrued interest under the letter of credit in connection with the Company’s redemption of the remaining bonds (see below). Funds for the draw were provided from the cash collateral on deposit with the agent bank for the Prior Credit Facility. The remaining $251,000 of cash collateral was returned to the Company after the original letter of credit was cancelled. As of March 31, 2013, Tranche A borrowings under the Credit Facility would have resulted in interest at a rate between approximately 1.70% and 3.75% per annum, and Tranche A-1 borrowings under the Credit Facility would have resulted in interest at a rate between approximately 3.20% and 5.25% per annum. During the first six months of fiscal 2013, the Company’s average level of direct borrowings (all of which were under the Credit Facility) was $412,000, and the Company’s maximum borrowings at any time were $6,200,000. During the first six months of fiscal 2012, the Company did not have any direct borrowings under the Prior Credit Facility.

Prior to November 1, 2012, the Company had a Term Loan and Security Agreement (the “Term Loan Agreement”) for a senior secured Term Loan B due March 13, 2013 (the “Term Loan”), the $90,000,000 proceeds of which were received on April 18, 2007. On November 1, 2012, the Company prepaid the remaining Term Loan balance of $13,427,000 in connection with the execution of its new Credit Facility. The interest rate on the Term Loan was equal to, at the Company’s election, either (i) the prime rate plus 1.00%, or (ii) a LIBOR rate plus the applicable margin. During the first quarter of fiscal 2013 and during fiscal 2012, the applicable margin for LIBOR rate borrowings was 2.25%, the lowest available margin based on the Company’s applicable quarterly Consolidated Leverage Ratios (as defined in the Term Loan Agreement). Prior to its repayment, the Term Loan required minimum principal repayments in quarterly installments of $225,000 each, in addition to an annual principal repayment equal to 25% of Excess Cash Flow (as defined in the Term Loan Agreement) in excess of $5,000,000 for each fiscal year, based on the Company’s Consolidated Leverage Ratio. There was no required

6.	LINE OF CREDIT AND LONG-TERM DEBT (Continued)

principal repayment related to fiscal 2011 results. The Term Loan was permitted to be prepaid at the Company’s option, in part or in whole, at any time without any prepayment premium or penalty. During the first six months of fiscal 2013 and 2012 the Company made optional prepayments of $13,427,000 and $5,000,000, respectively, on the outstanding Term Loan.

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

In order to mitigate the Company’s floating rate interest risk on the variable rate Term Loan, the Company entered into an interest rate swap agreement with the agent bank for the Term Loan for a five-year term commencing on April 18, 2007, the date the $90,000,000 Term Loan proceeds were received. The interest rate swap agreement enabled the Company to effectively convert an amount of the Term Loan (equal to the notional amount of the interest rate swap) from a floating interest rate (LIBOR plus 2.25% during the first six months of fiscal 2012, based on the Company’s specified leverage ratios), to a fixed interest rate (7.25% during the first six months of fiscal 2012, based on the Company’s specified leverage ratios). The notional amount of the interest rate swap was $75,000,000 at the inception of the swap agreement and decreased over time to a notional amount of $5,000,000 at the expiration date of April 18, 2012.

The Company had $1,830,000 outstanding under an IRB at March 31, 2013 and September 30, 2012, which is classified as a current liability in the accompanying consolidated balance sheets pursuant to a put option that was available to the bondholders. On February 11, 2013, the Company notified the IRB trustee of its intention to redeem all remaining outstanding bonds effective April 3, 2013. As provided under the indenture of trust for the bonds, on April 3, 2013 the IRB trustee drew down $1,830,000 plus accrued interest under the letter of credit issued as security for the bonds (see above), at which time the Company had no further obligations, and the bonds had no further rights, under the indenture.

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

At March 31, 2013 and September 30, 2012, the Company had cash equivalents of $8,267,000 and $19,462,000, respectively. The Company’s cash equivalents consist of investments in money market funds for which the carrying value approximates fair value (based on Level 1 inputs) due to the short-term nature of those instruments.

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

As of March 31, 2013, the Company had $4,004,000 of unrecognized tax benefits related to uncertain income tax positions, including accrued interest and penalties of $1,829,000. The Company records interest and penalties related to unrecognized tax benefits in its income tax provision. If recognized, the portion of the liabilities for unrecognized tax benefits that would impact the Company’s effective tax rate was $2,873,000, net of federal benefit.

During the twelve months subsequent to March 31, 2013, it is reasonably possible that the gross unrecognized tax benefits could potentially increase by approximately $494,000 (of which approximately $365,000 would affect the effective tax rate, net of federal benefit) for uncertain tax positions, including the continued effect of interest on unrecognized tax benefits and limitations on certain potential tax credits, partially offset by the effect of expiring statutes of limitations and settlements.

The Company’s United States Federal income tax returns for years ended September 30, 2009 and thereafter remain subject to examination by the United States Internal Revenue Service. The Company also files tax returns in Canada, India, Kuwait and numerous United States state jurisdictions, which have varying statutes of limitations. Generally, Canadian tax returns for tax years ended September 30, 2007 and thereafter, Indian tax returns for tax years ended March 31, 2009, Kuwaiti tax returns for tax years ended September 30, 2009 and thereafter, and United States state tax returns for tax years ended September 30, 2008 and thereafter, depending upon the jurisdiction, remain subject to examination. However, the statutes of limitations on certain of the Company’s United States state tax returns remain open for years prior to fiscal 2008.

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

During the first six months of fiscal 2013, options to purchase 85,949 shares of common stock with an aggregate exercise price of $618,000 were exercised by the option holders and net-share settled by the Company, such that the Company withheld 30,996 shares of the Company’s common stock, which had a fair market value equal to the aggregate exercise price of the stock options.

During the first six months of fiscal 2013 and 2012, certain stock option exercises and vesting restricted stock awards were net-share settled by the Company such that the Company withheld shares of the Company’s common stock, which had a fair market value equivalent to the minimum statutory obligation for the applicable income and employment taxes for the awards, and the Company remitted the cash value to the appropriate taxing authorities. The total shares withheld, which were 30,310 and 3,347 shares, respectively, during the first six months of fiscal 2013 and 2012, are reflected as repurchase of common stock in the accompanying financial statements, and were based on the value of the Company’s common stock on the exercise or vesting date. The remaining shares, net of those withheld, were delivered to the award holders. Total payments for tax obligations to the tax authorities were $615,000 and $55,000 for the first six months of fiscal 2013 and 2012, respectively.

10.	RETIREMENT PLANS

The Company had Supplemental Executive Retirement Agreements (the “SERP Agreements”) with Dan Matthias, the Company’s former Chief Executive Officer and Rebecca Matthias, the Company’s former President and Chief Creative Officer. The Company’s transition agreement with Mr. Matthias in connection with his retirement effective September 30, 2008, amended his SERP Agreement to provide for full vesting of the benefits payable to Mr. Matthias and to increase the total of the amounts payable under his SERP Agreement to approximately 10% more than the amount that would have been payable on September 30, 2012 (the date his SERP Agreement had otherwise been expected to fully vest). The SERP Agreement benefits, totaling $3,960,000, were being paid to Mr. Matthias in installments, which commenced on April 1, 2009, with the final installment paid on October 1, 2012. During the first six months of fiscal 2013 and 2012, SERP benefits paid to Mr. Matthias totaled $150,000 and $300,000, respectively. The Company’s obligation under Ms. Matthias’ SERP Agreement was fully paid in fiscal 2011.

Net periodic pension cost on a pretax basis for the first six months of fiscal 2012 consisted of interest cost of $9,000.

11.	RECENT ACCOUNTING PRONOUNCEMENTS

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU No. 2013-02 requires companies to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, companies are required to present, either on the face of the income statement or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under generally accepted accounting principles in the United States (“GAAP”) to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. The standard does not change the current requirements for reporting net income or other comprehensive income in financial statements. ASU No. 2013-02 is effective for financial statements issued for annual reporting periods beginning after December 15, 2012 and interim periods within those years. Because this guidance impacts presentation only, the adoption of the new requirements of ASU No. 2013-02 will not have any impact on the Company’s consolidated financial position or results of operations.

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

13.	SEGMENT AND ENTERPRISE WIDE DISCLOSURES (Continued)

Geographic Information. Information concerning the Company’s operations by geographic area was as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Net Sales to Unaffiliated Customers
United States	$127,772	$131,539	$256,590	$261,488
Foreign	7,087	6,253	13,533	12,654

	March 31, 2013	September 30, 2012
Long-Lived Assets, Net
United States	$50,399	$51,449
Foreign	1,722	976

Major Customers. For the periods presented, the Company did not have any one customer who represented more than 10% of its net sales.

14.	INTEREST EXPENSE, NET

Interest expense, net was comprised of the following (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Interest expense	$132	$350	$337	$756
Interest income	(5)	(6)	(10)	(12)

Interest expense, net	$127	$344	$327	$744

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our fiscal year ends on September 30. All references in this discussion to our fiscal years refer to the fiscal year, or periods within the fiscal year, ended on September 30 in the year mentioned. For example, our “fiscal 2013” will end on September 30, 2013.

Overview

We are the leading designer and retailer of maternity apparel in the United States with 1,875 retail locations, including 613 stores in all 50 states, Puerto Rico and Canada, and 1,262 leased departments located within department stores and baby specialty stores throughout the United States and Puerto Rico. In addition to the 1,875 retail locations we operate, through an exclusive licensed arrangement we are the exclusive provider of maternity apparel to Kohl’s®, which operates approximately 1,155 stores throughout the United States. We also sell merchandise on the Internet, primarily through DestinationMaternity.com and our various brand-specific websites.

In assessing the performance of our business, we consider a variety of operational and financial measures. The key measures for determining how our business is performing are net income determined in accordance with GAAP (“GAAP net income”) and the corresponding net income (or earnings) per share (diluted), net income before stock-based compensation expense and loss on extinguishment of debt (“Non-GAAP adjusted net income”) and the corresponding earnings per share (diluted), Adjusted EBITDA (defined below), net sales, comparable sales, and adjusted comparable sales. Adjusted EBITDA represents operating income before deduction for the following non-cash charges: (i) depreciation and amortization expense, (ii) loss on impairment of tangible and intangible assets, (iii) (gain) loss on disposal of assets, and (iv) stock-based compensation expense.

Comparable sales figures include sales at retail locations (which does not include licensed or franchised relationships) that have been in operation by us for at least twelve full months at the beginning of the period for which such data is presented, as well as Internet sales. Comparable sales figures do not include retail locations opened during a period even if such location was opened in connection with the closure of other retail locations in the same geographic area (including, for example, the opening of a new Destination Maternity combo store or superstore). Also, our comparable sales figures generally do not include: (i) retail locations which change store nameplate, location type or format, (ii) retail locations which are expanded, contracted or relocated if the square footage of the retail location has changed by 20% or more, or, if in the judgment of management, such expansion, contraction or relocation materially alters the comparability of the retail location (either with respect to the manner of its operation or otherwise), (iii) in the case of relocations only, retail locations which are not in the same immediate geographical vicinity (such as, without limitation, the same mall, the same part of a mall, or the same street) after the relocation, or (iv) retail locations which, in the judgment of management, have undergone other significant changes which materially alter the comparability of the retail location (either with respect to the manner of its operation or otherwise) (such as, for example only, in the case of closure of retail locations in connection with the cessation of a leased department relationship where the manner of operation of such retail location has been materially altered prior to closure, or in the case of construction in, on or near a retail location, which significantly interferes with the customer traffic, visibility or operation of a retail location).

We report sales on a calendar quarter basis, rather than on a “4-5-4 retail fiscal calendar” where each fiscal week and fiscal quarter starts on a Sunday and ends on a Saturday. Thus, for each calendar period, there is a “days adjustment calendar shift” which may help or hurt reported calendar quarter and fiscal year to date sales and comparable sales due to different days of the week typically contributing more sales than other days of the week. In order to quantify and eliminate the effect on reported comparable sales results of the “days adjustment calendar shift”, we also present comparable sales on an adjusted basis. For example, for the second quarter of fiscal 2013, adjusted comparable sales were measured for the period Tuesday January 1, 2013 through Sunday March 31, 2013 compared to the period Tuesday January 3, 2012 through Sunday April 1, 2012 and for the first six months of fiscal 2013, adjusted comparable sales were measured for the period Monday October 1, 2012 through Sunday March 31, 2013 compared to the period Monday October 3, 2011 through Sunday April 1, 2012.

Following is a summary of our results for the second quarter and first six months of fiscal 2013 with regard to each of the key measures noted above:

Second Quarter Fiscal 2013 Financial Results

•

GAAP net income for the second quarter of fiscal 2013 was $5.9 million, or $0.44 per share (diluted), an 18% increase compared to GAAP net income of $5.0 million, or $0.38 per share (diluted), for the second quarter of fiscal 2012. This represents an increase of 16% in diluted earnings per share.

•

Non-GAAP adjusted net income for the second quarter of fiscal 2013 was $6.4 million, or $0.48 per share (diluted), a 19% increase compared to the comparably adjusted non-GAAP net income for the second quarter of fiscal 2012 of $5.4 million, or $0.40 per share (diluted). This represents a 20% increase in comparably adjusted diluted earnings per share.

•	Adjusted EBITDA was $13.7 million for the second quarter of fiscal 2013, an increase of 6.6% compared to $12.9 million of Adjusted EBITDA for the second quarter of fiscal 2012.

•	Net sales for the second quarter of fiscal 2013 decreased 2.1% to $134.9 million from $137.8 million for the second quarter of fiscal 2012.

•

Comparable sales for the second quarter of fiscal 2013 increased 1.6% compared to a comparable sales increase of 3.2% for the second quarter of fiscal 2012. Our second quarter fiscal 2013 reported comparable sales increase of 1.6% was unfavorably impacted by 0.8 percentage points primarily from having one less day in the quarter compared to the second quarter of fiscal 2012, due to 2012 being a leap year. Our second quarter fiscal 2012 reported comparable sales increase of 3.2% was favorably impacted by approximately 2.5 percentage points due to 1) having an extra day in the quarter compared to the second quarter of fiscal 2011, and 2) the benefit of a days shift in the calendar month of March compared to fiscal 2011, with an extra Friday and Saturday compared to March 2011, and one less Tuesday and Wednesday compared to March 2011. Adjusting for these calendar shifts our adjusted comparable sales increased 2.4% for the second quarter of fiscal 2013 and increased 0.7% for the second quarter of fiscal 2012.

First Six Months of Fiscal 2013 Financial Results

•

GAAP net income for the first six months of fiscal 2013 was $9.7 million, or $0.73 per share (diluted), a 34% increase compared to GAAP net income of $7.2 million, or $0.55 per share (diluted) for the first six months of fiscal 2012. This represents an increase of 33% in diluted earnings per share.

•

Non-GAAP adjusted net income for the first six months of fiscal 2013 was $10.7 million, or $0.80 per share (diluted), a 33% increase compared to the comparably adjusted non-GAAP net income for the first six months of fiscal 2012 of $8.0 million, or $0.60 per share (diluted). This represents a 33% increase in comparably adjusted diluted earnings per share.

•	Adjusted EBITDA was $24.5 million for the first six months of fiscal 2013, a 15% increase compared to $21.2 million of Adjusted EBITDA for the first six months of fiscal 2012.

•	Net sales for the first six months of fiscal 2013 decreased 1.5% to $270.1 million from $274.1 million for the first six months of fiscal 2012.

•

Comparable sales for the first six months of fiscal 2013 increased 1.9% versus a comparable sales decrease of 0.6% for the first six months of fiscal 2012. Our first six months of fiscal 2013 reported comparable sales increase of 1.9% was unfavorably impacted by 1.2 percentage points primarily as a result of 1) having one less Saturday compared to the first six months of fiscal 2012, and 2) having one less day compared to the first six months of fiscal 2012 due to the leap year in 2012. Our first six months of fiscal 2012 reported comparable sales decrease of 0.6% was favorably impacted by approximately 1.0 percentage point due to 1) having an extra day in the six month period compared to the first six months of fiscal 2011, and 2) the benefit of the calendar shift in March 2012 compared to March 2011. Adjusting for these calendar shifts our adjusted comparable sales increased 3.1% for the first six months of fiscal 2013 and decreased 1.6% for the first six months of fiscal 2012.

Results of Operations

The following tables set forth certain operating data as a percentage of net sales and as a percentage change for the three and six months ended March 31:

	% of Net Sales (1)				% Change Period to Period Favorable (Unfavorable)
	Three Months Ended March 31,		Six Months Ended March 31,		Three Months Ended March 31,	Six Months Ended March 31,
	2013	2012	2013	2012	2013 vs. 2012	2013 vs. 2012
Net sales	100.0%	100.0%	100.0%	100.0%	(2.1)%	(1.5)%
Cost of goods sold (2)	45.9	46.5	46.6	47.7	3.4	3.7

Gross profit	54.1	53.5	53.4	52.3	(1.1)	0.5
Selling, general and administrative expenses (3)	46.7	46.9	47.1	47.3	2.5	1.9
Store closing, asset impairment and asset disposal expenses	0.2	0.4	0.3	0.4	51.4	26.4

Operating income	7.2	6.2	6.0	4.6	13.0	27.5
Interest expense, net	0.1	0.2	0.1	0.3	63.1	56.0
Loss on extinguishment of debt	—	—	0.0	0.0	—	10.0

Income before income taxes	7.1	6.0	5.9	4.3	16.2	32.8
Income tax provision	2.7	2.4	2.3	1.7	(13.4)	(30.6)

Net income	4.4%	3.6%	3.6%	2.6%	18.0%	34.2%

(1)	Components may not add to total due to rounding.
(2)	“Cost of goods sold” includes merchandise costs (including customs duty expenses), expenses related to inventory shrinkage, product related corporate expenses (including expenses related to our payroll, benefit costs and operating expenses of our buying departments), inventory reserves (including lower of cost or market reserves), inbound freight charges, purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs, and the other costs of our distribution network.
(3)	“Selling, general and administrative expenses” includes advertising and marketing expenses, corporate administrative expenses, store expenses (including store payroll and store occupancy expenses), and store opening expenses.

The following tables set forth certain information concerning the number of our retail locations, and international franchised locations for the periods indicated:

	Three Months Ended March 31,
	2013			2012
Retail Locations (1)	Stores	Leased Departments	Total Retail Locations	Stores	Leased Departments	Total Retail Locations
Beginning of period	621	1,266	1,887	656	1,405	2,061
Opened	8	5	13	4	6	10
Closed	(16)	(9)	(25)	(17)	(27)	(44)

End of period	613	1,262	1,875	643	1,384	2,027

	Six Months Ended March 31,
	2013			2012
Retail Locations (1)	Stores	Leased Departments	Total Retail Locations	Stores	Leased Departments	Total Retail Locations
Beginning of period	625	1,383	2,008	658	1,694	2,352
Opened	10	18	28	4	8	12
Closed	(22)	(139)	(161)	(19)	(318)	(337)

End of period	613	1,262	1,875	643	1,384	2,027

(1)	Excludes international franchised locations.

	Three Months Ended March 31,
	2013			2012
International Franchised Locations	Stores	Shop-in-Shop Locations	Total International Franchised Locations	Stores	Shop-in-Shop Locations	Total International Franchised Locations
Beginning of period	16	121	137	15	63	78
Opened	—	3	3	—	18	18
Closed	—	—	—	(1)	(1)	(2)

End of period	16	124	140	14	80	94

	Six Months Ended March 31,
	2013			2012
International Franchised Locations	Stores	Shop-in-Shop Locations	Total International Franchised Locations	Stores	Shop-in-Shop Locations	Total International Franchised Locations
Beginning of period	16	103	119	15	51	66
Opened	1	22	23	—	31	31
Closed	(1)	(1)	(2)	(1)	(2)	(3)

End of period	16	124	140	14	80	94

Three Months Ended March 31, 2013 and 2012

Net Sales. Our net sales for the second quarter of fiscal 2013 decreased by 2.1%, or $2.9 million, to $134.9 million from $137.8 million for the second quarter of fiscal 2012. Comparable sales for the second quarter of fiscal 2013 increased 1.6% compared to a comparable sales increase of 3.2% for the second quarter of fiscal 2012. Our second quarter fiscal 2013 reported comparable sales increase of 1.6% was unfavorably impacted by 0.8 percentage points primarily from having one less day in the quarter compared to the second quarter of fiscal 2012, due to 2012 being a leap year. Our second quarter fiscal 2012 reported comparable sales increase of 3.2% was favorably impacted by approximately 2.5 percentage points due to 1) having an extra day in the quarter compared to the second quarter of fiscal 2011, and 2) the benefit of a days shift in the calendar month of March compared to fiscal 2011, with an extra Friday and Saturday compared to March 2011, and one less Tuesday and Wednesday compared to March 2011. Adjusting for these calendar shifts our adjusted comparable sales increased 2.4% for the second quarter of fiscal 2013 and increased 0.7% for the second quarter of fiscal 2012. The decrease in total reported sales for the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012 resulted primarily from the closure of all of our remaining leased departments within Babies“R”Us® stores during the month of October 2012, and our continued efforts to close underperforming stores, partially offset by the increase in comparable sales.

As of March 31, 2013, we operated a total of 613 stores and 1,875 total retail locations, compared to 643 stores and 2,027 total retail locations as of March 31, 2012. During the second quarter of fiscal 2013, we opened eight stores, including three Destination Maternity multi-brand stores, and we closed 16 stores, with five of the store closings related to Destination Maternity store openings. In connection with our new broad-based partnership with Bed Bath & Beyond Inc. and its subsidiary, Buy Buy Baby, Inc., which we previously announced in May 2012, we discontinued operation of our 124 remaining leased departments in Babies“R”Us stores in late October 2012 and began to open leased departments in select buybuy BABY® stores. The decrease in leased department locations at the end of March 2013 compared to March 2012 predominantly reflects this change of partners in October 2012. According to Bed Bath & Beyond Inc.’s latest public disclosure, as of April 10, 2013 there are 83 buybuy BABY stores. As of March 31, 2013, the Company operates leased departments in 14 of these stores. Over time, we expect to significantly increase the number of buybuy BABY stores in which we have a maternity apparel leased department. In addition, our Oh Baby by Motherhood® collection is available at Kohl’s stores throughout the United States.

Gross Profit. Our gross profit for the second quarter of fiscal 2013 decreased by 1.1%, or $0.8 million, to $73.0 million from $73.8 million for the second quarter of fiscal 2012, and our gross profit as a percentage of net sales (gross margin) for the second quarter of fiscal 2013 was 54.1% compared to 53.5% for the second quarter of fiscal 2012. The decrease in gross profit for the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012 was due to our lower sales. The increase in gross margin for the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012 was primarily due to lower product costs.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses for the second quarter of fiscal 2013 decreased by 2.5%, or $1.6 million, to $63.0 million from $64.6 million for the second quarter of fiscal 2012. As a percentage of net sales, selling, general and administrative expenses decreased to 46.7% for the second quarter of fiscal 2013 compared to 46.9% for the second quarter of fiscal 2012. This decrease in expense for the quarter resulted primarily from lower expenses related to our continued efforts to close underperforming stores (primarily payroll and occupancy costs), partially offset by higher advertising and marketing expenses and higher variable incentive compensation expense.

Store Closing, Asset Impairment and Asset Disposal Expenses. Our store closing, asset impairment and asset disposal expenses for the second quarter of fiscal 2013 decreased by $0.3 million, to $0.3 million from $0.6 million for the second quarter of fiscal 2012, which primarily reflected lower impairment charges for write-downs of long-lived assets.

Operating Income. We had operating income of $9.7 million for the second quarter of fiscal 2013, an increase of 13.0% compared to $8.6 million for the second quarter of fiscal 2012. Operating income as a percentage of net sales for the second quarter of fiscal 2013 increased to 7.2% from 6.2% for the second quarter of fiscal 2012. The increase in operating income and operating income percentage was primarily due to our lower selling, general and administrative expenses, partially offset by lower gross profit.

Interest Expense, Net. Our net interest expense for the second quarter of fiscal 2013 decreased to $0.1 million from $0.3 million for the second quarter of fiscal 2012. This decrease was due to our lower debt level, primarily as a result of the $23.4 million of Term Loan prepayments we made in the previous twelve months.

Income Tax Provision. For the second quarter of fiscal 2013 our effective tax rate was 38.5% compared to 39.4% for the second quarter of fiscal 2012. Our effective tax rates for the second quarter of fiscal 2013 and 2012 were higher than the statutory federal tax rate of 35% primarily due to the effect of state income taxes, net of federal benefit, and to a lesser extent, additional income tax expense (including interest and penalties) recognized as required by the accounting standard for uncertain income tax positions. We expect our effective tax rate for the full year fiscal 2013 to be approximately 38.5%.

Net Income. Net income for the second quarter of fiscal 2013 was $5.9 million, or $0.44 per share (diluted), compared to net income of $5.0 million, or $0.38 per share (diluted), for the second quarter of fiscal 2012. Net income for the second quarter of fiscal 2013 and 2012 includes (net of tax) stock-based compensation expense of $0.5 million and $0.4 million, respectively. Before stock-based compensation expense, our second quarter fiscal 2013 net income was $6.4 million, or $0.48 per share (diluted), compared to $5.4 million, or $0.40 per share (diluted), for the second quarter of fiscal 2012.

Our average diluted shares outstanding of 13,402,000 for the second quarter of fiscal 2013 were 1.2% higher than the 13,248,000 average diluted shares outstanding for the second quarter of fiscal 2012, primarily as a result of the exercise of stock options and vesting of restricted stock.

Following is a reconciliation of GAAP net income and net income per share (“EPS”) (diluted) to Non-GAAP adjusted net income and net income per share (diluted) for the three months ended March 31, 2013 and 2012 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2013			2012
	Net Income	Diluted Shares	Diluted EPS	Net Income	Diluted Shares	Diluted EPS
As reported	$5,877	13,402	$0.44	$4,979	13,248	$0.38
Stock-based compensation expense, net of tax	501	—		382	—

As adjusted before stock-based compensation expense	$6,378	13,402	$0.48	$5,361	13,248	$0.40

Following is a reconciliation of net income to Adjusted EBITDA for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012
Net income	$5,877	$4,979
Add: income tax provision	3,678	3,242
Add: interest expense, net	127	344

Operating income	9,682	8,565
Add: depreciation and amortization expense	3,081	3,109
Add: loss on impairment of long-lived assets	195	517
Add: (gain) loss on disposal of assets	(14)	95
Add: stock-based compensation expense	803	610

Adjusted EBITDA	$13,747	$12,896

Six Months Ended March 31, 2013 and 2012

Net Sales. Our net sales for the first six months of fiscal 2013 decreased by 1.5%, or $4.0 million, to $270.1 million from $274.1 million for the first six months of fiscal 2012. Comparable sales for the first six months of fiscal 2013 increased 1.9% versus a comparable sales decrease of 0.6% for the first six months of fiscal 2012. Our first six months of fiscal 2013 reported comparable sales increase of 1.9% was unfavorably impacted by 1.2 percentage points primarily as a result of 1) having one less Saturday compared to the first six months of fiscal 2012, and 2) having one less day compared to the first six months of fiscal 2012 due to the leap year in 2012. Our first six months of fiscal 2012 reported comparable sales decrease of 0.6% was favorably impacted by approximately 1.0 percentage point due to 1) having an extra day in the six month period compared to the first six months of fiscal 2011, and 2) the benefit of the calendar shift in March 2012 compared to March 2011. Adjusting for these calendar shifts our adjusted comparable sales increased 3.1% for the first six months of fiscal 2013 and decreased 1.6% for the first six months of fiscal 2012. The decrease in total reported sales for the first six months of fiscal 2013 compared to the first six months of fiscal 2012 resulted primarily from the closure of all of our remaining leased departments within Babies“R”Us stores during the month of October 2012, and our continued efforts to close underperforming stores, partially offset by the increase in comparable sales.

During the first six months of fiscal 2013, we opened ten stores, including six Destination Maternity multi-brand stores, and we closed 22 stores, with seven of the store closings related to Destination Maternity store openings.

Gross Profit. Our gross profit for the first six months of fiscal 2013 increased by 0.5%, or approximately $0.7 million, to $144.1 million from $143.4 million for the first six months of fiscal 2012, and our gross margin for the first six months of fiscal 2013 was 53.4% compared to 52.3% for the first six months of fiscal 2012. The increase in gross profit for the first six months of fiscal 2013 compared to the first six months of fiscal 2012 was due to our higher gross margin. The increase in gross margin for the first six months of fiscal 2013 compared to the first six months of fiscal 2012 was primarily due to lower product costs.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses for the first six months of fiscal 2013 decreased by 1.9%, or $2.4 million, to $127.3 million from $129.7 million for the first six months of fiscal 2012. As a percentage of net sales, selling, general and administrative expenses decreased to 47.1% for the first six months of fiscal 2013 compared to 47.3% for the first six months of fiscal 2012. This decrease in expense for the six months resulted primarily from lower expenses related to our continued efforts to close underperforming stores (primarily payroll and occupancy costs), partially offset by higher advertising and marketing expenses and higher variable incentive compensation expense.

Store Closing, Asset Impairment and Asset Disposal Expenses. Our store closing, asset impairment and asset disposal expenses for the first six months of fiscal 2013 decreased by $0.3 million, to $0.7 million from $1.0 million for the first six months of fiscal 2012, which primarily reflected lower impairment charges for write-downs of long-lived assets.

Loss on Extinguishment of Debt. In November 2012, we prepaid the remaining $13.4 million of our outstanding Term Loan. The $13.4 million Term Loan prepayment resulted in a pretax charge of $9,000 in the first six months fiscal 2013, representing the write-off of unamortized deferred financing costs. In December 2011, we prepaid $5.0 million in principal amount of our Term Loan resulting in a pretax charge of $10,000 in the first six months of fiscal 2012.

Operating Income. We had operating income of $16.1 million for the first six months of fiscal 2013, an increase of 27.5% compared to $12.7 million for the first six months of fiscal 2012. Operating income as a percentage of net sales for the first six months of fiscal 2013 increased to 6.0% from 4.6% for the first six months of fiscal 2012. The increase in operating income and operating income percentage was primarily due to our lower selling, general and administrative expenses, and to a lesser extent our higher gross profit.

Interest Expense, Net. Our net interest expense for the first six months of fiscal 2013 decreased to $0.3 million from $0.7 million for the first six months of fiscal 2012. This decrease was due to our lower debt level, primarily as a result of the $23.4 million of Term Loan prepayments we made in the previous twelve months.

Income Tax Provision. For the first six months of fiscal 2013 our effective tax rate was 38.5% compared to 39.1% for the first six months of fiscal 2012. Our effective tax rates for the first six months of fiscal 2013 and 2012 were higher than the statutory federal tax rate of 35% primarily due to the effect of state income taxes, net of federal benefit, and to a lesser extent, additional income tax expense (including interest and penalties) recognized as required by the accounting standard for uncertain income tax positions. We expect our effective tax rate for the full year fiscal 2013 to be approximately 38.5%.

Net Income. Net income for the first six months of fiscal 2013 was $9.7 million, or $0.73 per share (diluted), compared to net income of $7.2 million, or $0.55 per share (diluted), for the first six months of fiscal 2012. Net income for the first six months of fiscal 2013 includes (net of tax) stock-based compensation expense of $0.9 million and loss on extinguishment of debt of $6,000. Net income for the first six months of fiscal 2012 includes (net of tax) stock-based compensation expense of $0.7 million and loss on extinguishment of debt of $6,000. Before stock-based compensation expense and loss on extinguishment of debt, our first six months fiscal 2013 net income was $10.6 million, or $0.80 per share (diluted), compared to $8.0 million, or $0.60 per share (diluted), for the first six months of fiscal 2012.

Our average diluted shares outstanding of 13,373,000 for the first six months of fiscal 2013 were 1.1% higher than the 13,221,000 average diluted shares outstanding for the first six months of fiscal 2012, primarily as a result of the exercise of stock options and vesting of restricted stock.

Following is a reconciliation of GAAP net income and net income per share (“EPS”) (diluted) to Non-GAAP adjusted net income and net income per share (diluted) for the six months ended March 31, 2013 and 2012 (in thousands, except per share amounts):

	Six Months Ended March 31,
	2013			2012
	Net Income	Diluted Shares	Diluted EPS	Net Income	Diluted Shares	Diluted EPS
As reported	$9,719	13,373	$0.73	$7,242	13,221	$0.55
Stock-based compensation expense, net of tax	934	—		739	—
Loss on extinguishment of debt, net of tax	6	—		6	—

As adjusted before stock-based compensation expense and loss on extinguishment of debt	$10,659	13,373	$0.80	$7,987	13,221	$0.60

Following is a reconciliation of net income to Adjusted EBITDA for the six months ended March 31, 2013 and 2012 (in thousands):

	Six Months Ended March 31,
	2013	2012
Net income	$9,719	$7,242
Add: income tax provision	6,084	4,659
Add: interest expense, net	327	744
Add: loss on extinguishment of debt	9	10

Operating income	16,139	12,655
Add: depreciation and amortization expense	6,170	6,319
Add: loss on impairment of long-lived assets	688	973
Add: (gain) loss on disposal of assets	(4)	104
Add: stock-based compensation expense	1,496	1,180

Adjusted EBITDA	$24,489	$21,231

Regulation G Disclosures

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains non-GAAP financial measures within the meaning of the SEC’s Regulation G, including: (a) Adjusted net income, before stock-based compensation expense and loss on extinguishment of debt (Non-GAAP adjusted net income), (b) Adjusted net income per share (diluted), before stock-based compensation expense and loss on extinguishment of debt, and (c) Adjusted EBITDA (operating income before deduction for the following non-cash charges: (i) depreciation and amortization expense, (ii) loss on impairment of tangible and intangible assets, (iii) (gain) loss on disposal of assets, and (iv) stock-based compensation expense).

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

Liquidity and Capital Resources

Our cash needs have primarily been for (i) debt service, including principal prepayments, (ii) capital expenditures, including leasehold improvements, fixtures and equipment for new stores, store relocations and expansions of our existing stores, as well as improvements and new equipment for our distribution and corporate facilities and information systems, (iii) quarterly cash dividends, and (iv) working capital, including inventory to support our business. We have historically financed our capital requirements from cash flows from operations, borrowings under our credit facility or available cash balances.

Cash and cash equivalents decreased by $8.6 million during the first six months of fiscal 2013 compared to an increase of $12.8 million for the first six months of fiscal 2012.

Cash provided by operations of $18.0 million for the first six months of fiscal 2013 decreased by $8.1 million from the $26.1 million in cash provided by operations for the first six months of fiscal 2012. This decrease in cash provided by operations as compared to the prior year was primarily the result of net working capital changes that provided less cash in the first six months of fiscal 2013 than was provided in the first six months of fiscal 2012, partially offset by higher net income in the first six months of fiscal 2013 compared to the first six months of fiscal 2012. The net working capital changes were primarily (i) a $3.0 million decrease in inventories in the first six months of fiscal 2013 that provided $5.5 million less cash compared to the $8.5 million decrease in inventories in the first six months of fiscal 2012, the combined effect of which reflects our year over year efforts to tightly control our inventory levels, (ii) an increase in prepaid expenses and other current assets in the first six months of fiscal 2013, reflecting timing of receipt of construction allowances from landlords, compared to a decrease in the first six months of fiscal 2012, and (iii) a smaller increase in accounts payable, accrued expenses and other liabilities in the first six months of fiscal 2013, compared to the increase in the first six months of fiscal 2012, partially offset by a smaller increase in trade receivables in the first six months of fiscal 2013 compared to the increase in the first six months of fiscal 2012, which primarily reflects collection timing. Our working capital changes, quarterly net income and cash flow adjustments may fluctuate significantly and net cash provided by operating activities for any interim period is not necessarily indicative of the results that may be achieved for a full fiscal year.

During the first six months of fiscal 2013 we used cash provided by operations and a portion of our available cash to fund repayments of long-term debt, to pay for capital expenditures, to pay our quarterly cash dividends, and to provide $2.1 million of cash collateral for our IRB letter of credit (see below). On November 1, 2012, we prepaid the remaining Term Loan balance of $13.4 million in connection with the execution of our new Credit Facility. For the first six months of fiscal 2013, we spent $6.0 million on capital expenditures, including $4.3 million for leasehold improvements, fixtures and equipment for new store facilities, as well as improvements to existing stores, and $1.7 million for our information systems and distribution and corporate facilities. In the first six months of fiscal 2013, we paid $4.7 million for our quarterly cash dividends.

During the first six months of fiscal 2012 we used cash provided by operations to fund repayments of long-term debt, to pay our quarterly cash dividends, and to pay for capital expenditures. Our $5.5 million of repayments of long-term debt in the first six months of fiscal 2012 consisted predominantly of a $5.0 million prepayment of our Term Loan. In the first six months of fiscal 2012, we paid $4.6 million for our quarterly cash dividends. For the first six months of fiscal 2012, we spent $3.9 million on capital expenditures, including $2.8 million for leasehold improvements, fixtures and equipment for new store facilities, as well as improvements to existing stores, and $1.1 million for our information systems and distribution and corporate facilities. The remaining cash provided during the first six months of fiscal 2012 was used primarily to increase our available cash.

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

As of March 31, 2013, we had no outstanding borrowings under the Credit Facility and $5.1 million in letters of credit, with $55.9 million of availability under our Credit Facility. As of March 31, 2012, we had no outstanding borrowings and $7.6 million in letters of credit, with $47.4 million of availability under our Prior Credit Facility. As of March 31, 2013, a letter of credit for $1.9 million related to our outstanding obligation under the IRB (see below), which was issued under the Prior Credit Facility, was outstanding. As of March 31, 2013, we had $2.1 million on deposit with the agent bank for the Prior Credit Facility as cash collateral for the letter of credit. On April 3, 2013, the IRB trustee drew down $1.8 million plus accrued interest under the letter of credit in connection with our redemption of the remaining bonds (see below). Funds for the draw were provided from the cash collateral on deposit with the agent bank for the Prior Credit Facility. The remaining $0.3 million of cash collateral was returned to us after the original letter of credit was cancelled. As of March 31, 2013, Tranche A borrowings under the Credit Facility would have resulted in interest at a rate between approximately 1.70% and 3.75% per annum, and Tranche A-1 borrowings under the Credit Facility would have resulted in interest at a rate between approximately 3.20% and 5.25% per annum. During the first six months of fiscal 2013, our average level of direct borrowings (all of which was under the Credit Facility) was $0.4 million, and our maximum borrowings at any time were $6.2 million. During the first six months of fiscal 2013 and 2012, we did not have any direct borrowings under the Prior Credit Facility.

On November 1, 2012, we prepaid the remaining Term Loan balance of $13.4 million in connection with the execution of our new Credit Facility. Prior to its repayment, the Term Loan required minimum principal repayments in quarterly installments of $225,000 each, in addition to an annual principal repayment equal to 25% of Excess Cash Flow (as defined in the Term Loan Agreement) in excess of $5.0 million for each fiscal year, based on our Consolidated Leverage Ratio. There was no required principal repayment related to fiscal 2011 results. The Term Loan was permitted to be prepaid at our option, in part or in whole, at any time without any prepayment premium or penalty. During the first six months of fiscal 2013 and 2012, we made optional prepayments of $13.4 million and $5.0 million, respectively, on the outstanding Term Loan.

We had $1.8 million outstanding under an IRB at March 31, 2013. On February 11, 2013, we notified the IRB trustee of our intention to redeem all remaining outstanding bonds effective April 3, 2013. As provided under the indenture of trust for the bonds, on April 3, 2013, the IRB trustee drew down $1.8 million plus accrued interest under the letter of credit issued as security for the bonds (see above), at which time we had no further obligations, and the bonds had no further rights, under the indenture.

During the first six months of fiscal 2013 and 2012 we paid cash dividends of approximately $4.7 million (or $0.35 per share) and $4.6 million (or $0.35 per share), respectively. On April 22, 2013 we declared a quarterly cash dividend of $0.1875 per share payable on June 28, 2013, which will total approximately $2.5 million, resulting in approximately $9.8 million of cash dividends for fiscal 2013. The $0.1875 per share cash dividend represents a 7.1% increase from our previous quarterly dividend rate of $0.175 per share and an annual dividend rate of $0.75 per share compared to our previous annual rate of $0.70 per share. Based on our new current quarterly dividend rate of $0.1875 per share, our cash dividends will be approximately $10.1 million on a pro forma annualized basis.

Our management believes that our current cash and working capital positions, expected operating cash flows and available borrowing capacity, will be sufficient to fund our working capital, capital expenditures and dividend payment requirements, and to fund stock repurchases, if any, for at least the next 12 months.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. These generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our consolidated financial statements and the reported amounts of net sales and expenses during the reporting period. Our critical accounting policies are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended September 30, 2012. As of March 31, 2013, there were no material changes in, or additions to, our critical accounting policies or in the assumptions or estimates we used to prepare the financial information appearing in this report.

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU No. 2013-02 requires companies to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, companies are required to present, either on the face of the income statement or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. The standard does not change the current requirements for reporting net income or other comprehensive income in financial statements. ASU No. 2013-02 is effective for financial statements issued for annual reporting periods beginning after December 15, 2012 and interim periods within those years. Because this guidance impacts presentation only, the adoption of the new requirements of ASU No. 2013-02 will not have any impact on our consolidated financial position or results of operations.

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

Forward-Looking Statements

Some of the information in this report, including the information incorporated by reference (as well as information included in oral statements or other written statements made or to be made by us), contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements involve a number of risks and uncertainties. A number of factors could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, but are not limited to the following: the continuation of economic recovery of the retail industry in general and of apparel purchases in particular, our ability to successfully manage our various business initiatives, the success of our international business and its expansion, our ability to successfully manage, retain and expand our leased department and licensed relationships and marketing partnerships, future sales trends in our various sales channels, unusual weather patterns, changes in consumer spending patterns, raw material price increases, overall economic conditions and other factors affecting consumer confidence, demographics and other macroeconomic factors that may impact the level of spending for maternity apparel (such as fluctuations in pregnancy rates and birth rates), expense savings initiatives, our ability to anticipate and respond to fashion trends and consumer preferences, unanticipated fluctuations in our operating results, the impact of competition and fluctuations in the price, availability and quality of raw materials and contracted products, availability of suitable store locations, continued availability of capital and financing, our ability to hire and develop senior management and sales associates, our ability to develop and source merchandise, our ability to receive production from foreign sources on a timely basis, potential stock repurchases, our ability to generate sufficient free cash flow to continue our regular quarterly cash dividends, the trading liquidity of our common stock, changes in market interest rates, war or acts of terrorism and other factors referenced in our Annual Report on Form 10-K, including those set forth under the caption “Risk Factors.”

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

As of March 31, 2013, we had cash equivalents of $8.3 million. Our cash equivalents consist of investments in money market funds that bear interest at variable rates. A change in market interest rates earned on our investments impacts the interest income and cash flows, but does not materially impact the fair market value of the financial instruments. Due to the average maturity and conservative nature of our investment portfolio, we believe a sudden change in interest rates would not have a material effect on the value of our investment portfolio. The impact on our future interest income resulting from changes in investment yields will depend largely on the gross amount of our investment portfolio at that time. However, based upon the conservative nature of our investment portfolio and current experience, we do not believe a decrease in investment yields would have a material negative effect on our interest income.

As of March 31, 2013, the components of our debt portfolio were the $61.0 million Credit Facility and the $1.8 million IRB (which was fully redeemed on April 3, 2013), both of which are denominated in United States dollars.

Our Credit Facility has variable interest rates that are tied to market indices. As of March 31, 2013, we had no direct borrowings and $5.1 million of letters of credit outstanding under our Credit Facility. As of March 31, 2013, Tranche A borrowings under the Credit Facility would have resulted in interest at a rate between approximately 1.70% and 3.75% per annum, and Tranche A-1 borrowings under the Credit Facility would have resulted in interest at a rate between approximately 3.20% and 5.25% per annum. Interest on any future borrowings under the Credit Facility would, to the extent of outstanding borrowings, be affected by changes in market interest rates. A change in market interest rates on the variable rate portion of our debt portfolio would impact the interest expense incurred and cash flows.

Other than as described above, we do not believe that the market risk exposure on other financial instruments is material.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to our management on a timely basis to allow decisions regarding required disclosure. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2013. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2013, these controls and procedures were effective.

Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the fiscal quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table provides information about purchases by us during the quarter ended March 31, 2013 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
January 1 to January 31, 2013	1,367	$22.64	—	$10,000,000
February 1 to February 28, 2013	1,058	$22.15	—	$10,000,000
March 1 to March 31, 2013	1,261	$22.58	—	$10,000,000

Total	3,686	$22.48	—	$10,000,000

(1)	Represents shares repurchased directly from certain employees to satisfy income tax withholding obligations for such employees in connection with restricted stock awards that vested during the period.
(2)	In July 2008, our Board of Directors approved a program to repurchase up to $7.0 million of our outstanding common stock. Under the program, we may repurchase shares from time to time through solicited or unsolicited transactions in the open market or in negotiated or other transactions. In July 2012, our Board of Directors extended its authorization of the program from July 31, 2012 to July 31, 2014, and increased the amount of our outstanding stock authorized to be repurchased from $7.0 million to $10.0 million. No shares have been repurchased under this program as of March 31, 2013.

Item 6.	Exhibits

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Executive Vice President & Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Executive Vice President & Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DESTINATION MATERNITY CORPORATION

Date: May 8, 2013	By:	/s/ EDWARD M. KRELL
Edward M. Krell
Chief Executive Officer

Date: May 8, 2013	By:	/s/ JUDD P. TIRNAUER
Judd P. Tirnauer
Executive Vice President & Chief Financial Officer

INDEX OF EXHIBITS FILED WITH

FORM 10-Q OF DESTINATION MATERNITY CORPORATION

FOR THE QUARTER ENDED MARCH 31, 2013

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