Form 10-Q
period 2013-06-30
Destination Maternity Corp
filed 2013-08-08
CIK 896985

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

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

Common Stock, $.01 par value — 13,557,013 shares outstanding as of August 1, 2013

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	June 30, 2013	September 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$30,832	$22,376
Trade receivables, net	13,313	13,197
Inventories	74,661	88,754
Deferred income taxes	7,804	7,557
Prepaid expenses and other current assets	5,780	4,220

Total current assets	132,390	136,104

Property, plant and equipment, net of accumulated depreciation and amortization of $124,163 and $120,371	51,287	51,078

Other assets:
Deferred financing costs, net of accumulated amortization of $130 and $751	845	92
Other intangible assets, net of accumulated amortization of $2,137 and $2,123	1,592	1,347
Deferred income taxes	10,995	10,667
Other non-current assets	313	356

Total other assets	13,745	12,462

Total assets	$197,422	$199,644

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit borrowings	$—	$—
Current portion of long-term debt	—	15,257
Accounts payable	15,527	21,987
Accrued expenses and other current liabilities	41,779	35,544

Total current liabilities	57,306	72,788
Deferred rent and other non-current liabilities	21,607	21,884

Total liabilities	78,913	94,672

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred stock, 1,656,381 shares authorized:
Series B junior participating preferred stock, $.01 par value; 300,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value; 20,000,000 shares authorized, 13,537,834 and 13,370,149 shares issued and outstanding, respectively	135	134
Additional paid-in capital	97,599	95,086
Retained earnings	20,833	9,786
Accumulated other comprehensive loss	(58)	(34)

Total stockholders’ equity	118,509	104,972

Total liabilities and stockholders’ equity	$197,422	$199,644

The accompanying notes are an integral part of these Consolidated Financial Statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Net sales	$141,886	$138,847	$412,009	$412,989
Cost of goods sold	64,598	63,091	190,573	193,866

Gross profit	77,288	75,756	221,436	219,123
Selling, general and administrative expenses	63,000	63,252	190,275	192,967
Store closing, asset impairment and asset disposal expenses	215	653	949	1,650

Operating income	14,073	11,851	30,212	24,506
Interest expense, net	104	310	431	1,054
Loss on extinguishment of debt	—	12	9	22

Income before income taxes	13,969	11,529	29,772	23,430
Income tax provision	5,378	4,588	11,462	9,247

Net income	$8,591	$6,941	$18,310	$14,183

Net income per share— Basic	$0.65	$0.53	$1.38	$1.08

Average shares outstanding— Basic	13,302	13,132	13,255	13,077

Net income per share— Diluted	$0.64	$0.52	$1.37	$1.07

Average shares outstanding— Diluted	13,465	13,332	13,404	13,258

The accompanying notes are an integral part of these Consolidated Financial Statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012

Net income	$8,591	$6,941	$18,310	$14,183
Foreign currency translation adjustments	(17)	(22)	(24)	(30)
Change in fair value of interest rate swap, net of tax	—	7	—	90

Comprehensive income	$8,574	$6,926	$18,286	$14,243

The accompanying notes are an integral part of these Consolidated Financial Statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total
Balance as of September 30, 2012	13,370	$134	$95,086	$9,786	$(34)	$104,972
Net income	—	—	—	18,310	—	18,310
Foreign currency translation adjustments	—	—	—	—	(24)	(24)
Cash dividends	—	—	—	(7,263)	—	(7,263)
Stock-based compensation	100	1	1,999	—	—	2,000
Exercise of stock options, net	99	1	548	—	—	549
Excess tax benefit from stock option exercises and restricted stock vesting	—	—	598	—	—	598
Repurchase and retirement of common stock	(31)	(1)	(632)	—	—	(633)

Balance as of June 30, 2013	13,538	$135	$97,599	$20,833	$(58)	$118,509

Balance as of September 30, 2011	13,226	$132	$92,932	$(261)	$(108)	$92,695
Net income	—	—	—	14,183	—	14,183
Change in fair value of interest rate swap, net of tax	—	—	—	—	90	90
Foreign currency translation adjustments	—	—	—	—	(30)	(30)
Cash dividends	—	—	—	(6,988)	—	(6,988)
Stock-based compensation	92	1	1,768	—	—	1,769
Exercise of stock options, net	83	1	98	—	—	99
Excess tax benefit from stock option exercises and restricted stock vesting	—	—	270	—	—	270
Repurchase and retirement of common stock	(31)	—	(593)	—	—	(593)

Balance as of June 30, 2012	13,370	$134	$94,475	$6,934	$(48)	$101,495

The accompanying notes are an integral part of these Consolidated Financial Statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended June 30,
	2013	2012
Operating Activities
Net income	$18,310	$14,183
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,262	9,339
Stock-based compensation expense	2,000	1,769
Loss on impairment of long-lived assets	740	1,569
Loss on disposal of assets	72	65
Loss on extinguishment of debt	9	22
Deferred income tax benefit	(1,240)	(255)
Amortization of deferred financing costs	152	83
Changes in assets and liabilities:
Decrease (increase) in:
Trade receivables	(118)	594
Inventories	14,092	16,153
Prepaid expenses and other current assets	(1,560)	1,661
Other non-current assets	43	(14)
Increase (decrease) in:
Accounts payable, accrued expenses and other current liabilities	(574)	961
Deferred rent and other non-current liabilities	71	(375)

Net cash provided by operating activities	41,259	45,755

Investing Activities
Capital expenditures	(9,064)	(5,913)
Additions to intangible assets	(392)	(164)

Net cash used in investing activities	(9,456)	(6,077)

Financing Activities
Decrease in cash overdraft	(402)	(358)
Repayment of long-term debt	(15,257)	(15,675)
Deferred financing costs paid	(914)	—
Withholding taxes on stock-based compensation paid in connection with repurchase of common stock	(633)	(593)
Cash dividends paid	(7,263)	(6,988)
Proceeds from exercise of stock options	549	99
Excess tax benefit from exercise of stock options and restricted stock vesting	598	270

Net cash used in financing activities	(23,322)	(23,245)

Effect of exchange rate changes on cash and cash equivalents	(25)	(26)

Net Increase in Cash and Cash Equivalents	8,456	16,407
Cash and Cash Equivalents, Beginning of Period	22,376	15,285

Cash and Cash Equivalents, End of Period	$30,832	$31,692

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$311	$1,169

Cash paid for income taxes	$12,343	$3,751

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

The following table summarizes the Basic EPS and Diluted EPS calculations (in thousands, except per share amounts):

	Three Months Ended June 30,
	2013			2012
	Net Income	Shares	EPS	Net Income	Shares	EPS
Basic EPS	$8,591	13,302	$0.65	$6,941	13,132	$0.53
Incremental shares from the assumed exercise of outstanding stock options	—	104		—	144
Incremental shares from the assumed lapse of restrictions on restricted stock awards	—	59		—	56

Diluted EPS	$8,591	13,465	$0.64	$6,941	13,332	$0.52

	Nine Months Ended June 30,
	2013			2012
	Net Income	Shares	EPS	Net Income	Shares	EPS
Basic EPS	$18,310	13,255	$1.38	$14,183	13,077	$1.08
Incremental shares from the assumed exercise of outstanding stock options	—	99		—	130
Incremental shares from the assumed lapse of restrictions on restricted stock awards	—	50		—	51

Diluted EPS	$18,310	13,404	$1.37	$14,183	13,285	$1.07

2.	EARNINGS PER SHARE (“EPS”) AND CASH DIVIDENDS (Continued)

In addition to performance-based RSUs, for the three and nine months ended June 30, 2013, stock options and unvested restricted stock totaling 207,527 and 254,553 shares, respectively, were excluded from the calculation of Diluted EPS as their effect would have been antidilutive. For the three and nine months ended June 30, 2012, stock options and unvested restricted stock totaling 273,449 and 324,878 shares, respectively, were excluded from the calculation of Diluted EPS as their effect would have been antidilutive.

During the nine months ended June 30, 2013 and 2012 the Company paid cash dividends totaling $7,263,000 (or $0.5375 per share) and $6,988,000 (or $0.525 per share), respectively. On July 18, 2013 the Company declared a quarterly cash dividend of $0.1875 per share payable on September 27, 2013, which will total approximately $2,500,000.

3.	TRADE RECEIVABLES

Trade receivables are recorded based on revenue recognized for sales of the Company’s merchandise and for other revenue earned by the Company through its marketing partnership programs and international franchise agreements, and are non-interest bearing. The Company evaluates the collectability of trade receivables based on a combination of factors, including aging of trade receivables, write-off experience, analysis of historical trends and expectations of future performance. An allowance for doubtful accounts is recorded for the amount of trade receivables that are considered unlikely to be collected. When the Company’s collection efforts are unsuccessful, uncollectible trade receivables are charged against the allowance for doubtful accounts. As of June 30, 2013 and September 30, 2012, the Company’s trade receivables were net of allowance for doubtful accounts of $147,000 and $201,000, respectively.

4.	INVENTORIES

Inventories were comprised of the following (in thousands):

	June 30, 2013	September 30, 2012
Finished goods	$66,941	$82,795
Work-in-progress	2,871	2,804
Raw materials	4,849	3,155

	$74,661	$88,754

5.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities were comprised of the following (in thousands):

	June 30, 2013	September 30, 2012
Employee compensation and benefits	$10,768	$5,918
Insurance, primarily self-insurance reserves	5,132	5,341
Gift certificates and store credits	4,052	4,194
Deferred rent	3,772	3,599
Sales and use taxes	2,695	3,097
Product return reserve	2,231	2,225
Accounting and legal	1,786	1,215
Income taxes payable	1,574	1,350
Other	9,769	8,605

	$41,779	$35,544

6.	LINE OF CREDIT AND LONG-TERM DEBT

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

The Credit Facility contains various affirmative and negative covenants and representations and warranties. Under the Credit Facility, the Company is required to maintain minimum Excess Availability (as defined in the related Credit Facility agreement) equal to 10% of the Borrowing Base (as defined in the related Credit Facility agreement). The Credit Facility is secured by a security interest in the Company’s trade receivables, inventory, real estate interests, letter of credit rights, cash, intangibles and certain other assets. The interest rate on outstanding borrowings is equal to, at the Company’s election, either (i) the lender’s base rate plus the applicable margin, or (ii) a LIBOR rate plus the applicable margin. The applicable margin for base rate borrowings is 0.50% for Tranche A borrowings and 2.00% for Tranche A-1 borrowings. The applicable margin for LIBOR rate borrowings is 1.50% for Tranche A borrowings and 3.00% for Tranche A-1 borrowings. Tranche A-1 borrowings are deemed to be the first loans made and the last loans repaid. The Company also pays an unused line fee under the Credit Facility of 0.25% per annum. In connection with the execution of the Credit Facility, the Company incurred deferred financing costs of $975,000, of which $61,000 were paid in fiscal 2012.

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

As of June 30, 2013, the Company had no outstanding borrowings under the Credit Facility and $5,695,000 in letters of credit, with $52,167,000 of availability under the Credit Facility based on the Company’s Borrowing Base formula. As of June 30, 2013, Tranche A borrowings under the Credit Facility would have resulted in interest at a rate between approximately 1.69% and 3.75% per annum, and Tranche A-1 borrowings under the Credit Facility would have resulted in interest at a rate between approximately 3.19% and 5.25% per annum. During the first nine months of fiscal 2013 the Company’s average level of direct borrowings (all of which were under the Credit Facility) was $274,000, and the Company’s maximum borrowings at any time were $6,200,000. During the first nine months of fiscal 2012 the Company did not have any direct borrowings under the Prior Credit Facility.

Prior to November 1, 2012, the Company had a Term Loan and Security Agreement (the “Term Loan Agreement”) for a senior secured Term Loan B due March 13, 2013 (the “Term Loan”), the $90,000,000 proceeds of which were received on April 18, 2007. On November 1, 2012, the Company prepaid the remaining Term Loan balance of $13,427,000 in connection with the execution of its new Credit Facility. The interest rate on the Term Loan was equal to, at the Company’s election, either (i) the prime rate plus 1.00%, or (ii) a LIBOR rate plus the applicable margin. During the first quarter of fiscal 2013 and during fiscal 2012, the applicable margin for LIBOR rate borrowings was 2.25%, the lowest available margin based on the Company’s quarterly Consolidated Leverage Ratios (as defined in the Term Loan Agreement). Prior to its repayment, the Term Loan required minimum principal repayments in quarterly installments of $225,000 each, in addition to an annual principal repayment equal to 25% of Excess Cash Flow (as defined in the Term Loan Agreement) in excess of $5,000,000 for each fiscal year, based on the Company’s Consolidated Leverage Ratio. There was no required principal repayment related to fiscal 2011 results. The Term Loan was permitted to be prepaid at the Company’s option, in part or in whole, at any time without any prepayment premium or penalty. During the first nine months of fiscal 2013 and 2012 the Company made optional prepayments of $13,427,000 and $15,000,000, respectively, on the outstanding Term Loan.

The Term Loan was secured by a security interest in the Company’s trade receivables, inventory, real estate interests, letter of credit rights, cash, intangibles and certain other assets. The security interest granted to the Term Loan lenders was, in certain respects, subordinate to the security interest granted to the lender under the Prior Credit Facility. The Term Loan

6.	LINE OF CREDIT AND LONG-TERM DEBT (Continued)

Agreement imposed certain restrictions on the Company’s ability to, among other things, incur additional indebtedness, pay dividends, repurchase stock, and enter into other various types of transactions. The Term Loan Agreement also contained quarterly financial covenants that required the Company to maintain a specified maximum permitted Consolidated Leverage Ratio and a specified minimum permitted Consolidated Interest Coverage Ratio (as defined in the Term Loan Agreement). Throughout the period of the Term Loan the Company was in compliance with all covenants of the Term Loan Agreement.

In order to mitigate the Company’s floating rate interest risk on the variable rate Term Loan, the Company entered into an interest rate swap agreement with the agent bank for the Term Loan for a five-year term commencing on April 18, 2007, the date the $90,000,000 Term Loan proceeds were received. The interest rate swap agreement enabled the Company to effectively convert an amount of the Term Loan (equal to the notional amount of the interest rate swap) from a floating interest rate (LIBOR plus 2.25% during the first nine months of fiscal 2012, based on the Company’s specified leverage ratios), to a fixed interest rate (7.25% during the first nine months of fiscal 2012, based on the Company’s specified leverage ratios). The notional amount of the interest rate swap was $75,000,000 at the inception of the swap agreement and decreased over time to a notional amount of $5,000,000 at the expiration date of April 18, 2012.

The Company had $1,830,000 outstanding under an Industrial Revenue Bond (“IRB”) at September 30, 2012, which was classified as a current liability in the accompanying consolidated balance sheet pursuant to a put option that was available to the bondholders. On February 11, 2013, the Company notified the IRB trustee of its intention to redeem all remaining outstanding bonds effective April 3, 2013. As provided under the indenture of trust for the bonds, on April 3, 2013 the IRB trustee drew down $1,830,000 plus accrued interest under the letter of credit issued as security for the bonds, at which time the Company had no further obligations, and the bonds had no further rights, under the indenture.

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

At June 30, 2013 and September 30, 2012, the Company had cash equivalents of $26,871,000 and $19,462,000, respectively. The Company’s cash equivalents consist of investments in money market funds for which the carrying value approximates fair value (based on Level 1 inputs) due to the short-term nature of those instruments.

The carrying values of trade receivables and accounts payable approximate fair value due to the short-term nature of those instruments. The Company’s long-term debt bore interest at variable rates, which adjusted based on market conditions and the carrying value of the long-term debt approximated fair value. The fair value of the Company’s debt was determined using a discounted cash flow analysis based on interest rates available to the Company, which the Company considered to be Level 2 inputs.

8.	INCOME TAXES

As of June 30, 2013, the Company had $4,016,000 of unrecognized tax benefits related to uncertain income tax positions, including accrued interest and penalties of $1,887,000. The Company records interest and penalties related to unrecognized tax benefits in its income tax provision. If recognized, the portion of the liabilities for unrecognized tax benefits that would impact the Company’s effective tax rate was $2,824,000, net of federal benefit.

During the twelve months subsequent to June 30, 2013, it is reasonably possible that the gross unrecognized tax benefits could potentially increase by approximately $536,000 (of which approximately $367,000 would affect the effective tax rate, net of federal benefit) for uncertain tax positions, including the continued effect of interest on unrecognized tax benefits and limitations on certain potential tax credits, partially offset by the effect of expiring statutes of limitations and settlements.

The Company’s United States Federal income tax returns for years ended September 30, 2009 and thereafter remain subject to examination by the United States Internal Revenue Service. The Company also files tax returns in Canada, India, Kuwait and numerous United States state jurisdictions, which have varying statutes of limitations. Generally, Canadian tax

8.	INCOME TAXES (Continued)

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

In each of November 2012 and December 2011, the Compensation Committee of the Company’s Board of Directors established performance goals for the award of performance-based RSUs for four executive officers, under the Amended and Restated Destination Maternity Corporation 2005 Equity Incentive Plan. The RSUs earned, if any, under the November 2012 awards (the “2012 Awards”) will be based on the Company’s cumulative operating income, as reflected in the Company’s financial statements, from fiscal 2013 through fiscal 2015. The RSUs earned, if any, under the December 2011 awards (the “2011 Awards”) will be based on the Company’s cumulative operating income, as reflected in the Company’s financial statements, from fiscal 2012 through fiscal 2014. The grant of any RSUs under these awards will generally be further contingent on the continued employment of the executive officers with the Company through the dates on which the shares in respect of these RSUs, if any, are issued following the end of the applicable performance periods, as well as the achievement of certain minimum levels of operating income in the final fiscal year of each applicable performance period. Any dividends declared on the shares of the Company’s common stock underlying the RSUs will be credited as additional RSUs based on the fair market value of the Company’s common stock on the dividend payment date. The additional RSUs, if any, will be earned on the same terms as the original RSUs. For the 2012 Awards, the executive officers will earn a cumulative total of 18,541 RSUs, excluding RSUs from dividends declared, if the Company’s cumulative operating income for fiscal 2013 through fiscal 2015 equals or exceeds a threshold of $109,582,000, and will ratably earn up to a maximum cumulative total of 55,621 RSUs, excluding RSUs from dividends declared, if the Company’s operating income during such performance period equals or exceeds $132,201,000. For the 2011 Awards, the executive officers will earn a cumulative total of 19,531 RSUs, excluding RSUs from dividends declared, if the Company’s cumulative operating income for fiscal 2012 through fiscal 2014 equals or exceeds a threshold of $120,000,000, and will ratably earn up to a maximum cumulative total of 58,590 RSUs, excluding RSUs from dividends declared, if the Company’s operating income during such performance period equals or exceeds $132,000,000.

During the first nine months of fiscal 2013 options to purchase 85,949 shares of common stock with an aggregate exercise price of $618,000 were exercised by the option holders and net-share settled by the Company, such that the Company withheld 30,996 shares of the Company’s common stock, which had a fair market value equal to the aggregate exercise price of the stock options.

During the first nine months of fiscal 2013 and 2012 certain stock option exercises and vesting restricted stock awards were net-share settled by the Company such that the Company withheld shares of the Company’s common stock, which had a fair market value equivalent to the minimum statutory obligation for the applicable income and employment taxes for the awards, and the Company remitted the cash value to the appropriate taxing authorities. The total shares withheld, which were 31,050 and 30,612 shares, respectively, during the first nine months of fiscal 2013 and 2012, are reflected as repurchase of common stock in the accompanying financial statements, and were based on the value of the Company’s common stock on the exercise or vesting date. The remaining shares, net of those withheld, were delivered to the award holders. Total payments for tax obligations to the tax authorities were $633,000 and $593,000 for the first nine months of fiscal 2013 and 2012, respectively.

10.	RETIREMENT PLANS

The Company had Supplemental Executive Retirement Agreements (the “SERP Agreements”) with Dan Matthias, the Company’s former Chief Executive Officer and Rebecca Matthias, the Company’s former President and Chief Creative Officer. The Company’s transition agreement with Mr. Matthias in connection with his retirement effective September 30, 2008, amended his SERP Agreement to provide for full vesting of the benefits payable to Mr. Matthias and to increase the total of the amounts payable under his SERP Agreement to approximately 10% more than the amount that would have been payable on September 30, 2012 (the date his SERP Agreement had otherwise been expected to fully vest). The SERP Agreement benefits, totaling $3,960,000, were being paid to Mr. Matthias in installments, which commenced on April 1, 2009, with the final installment paid on October 1, 2012. During the first nine months of fiscal 2013 and 2012, SERP benefits paid to Mr. Matthias totaled $150,000 and $450,000, respectively. The Company’s obligation under Ms. Matthias’ SERP Agreement was fully paid in fiscal 2011.

Net periodic pension cost on a pretax basis for the first nine months of fiscal 2012 consisted of interest cost of $13,000.

11.	RECENT ACCOUNTING PRONOUNCEMENTS

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU No. 2013-11 requires presentation of an unrecognized tax benefit in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit would be presented in the financial statements as a liability and would not be combined with deferred tax assets. ASU No. 2013-11 is effective for financial statements issued for annual reporting periods beginning after December 15, 2013 and interim periods within those years. Adoption of the new requirements of ASU No. 2013-11 is not expected to have any impact on the Company’s consolidated financial position or results of operations.

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

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU No. 2011-05 required companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminated the option to present components of other comprehensive income as part of the statement of stockholders’ equity. The standard did not change the items which must be reported in other comprehensive income. In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which deferred the effective date of the requirement to present separate line items on the statement of income for reclassification adjustments out of accumulated other comprehensive income into net income. ASU No. 2011-05 and No. 2011-12 were effective for financial statements issued for annual reporting periods beginning after December 15, 2011 and interim periods within those years. In accordance with ASU No. 2011-05 and No. 2011-12 the Company has presented two separate but consecutive statements, which include the components of net income and other comprehensive income. Because this guidance impacted presentation only, the adoption of the new requirements of ASU No. 2011-05 and No. 2011-12 did not have any impact on the Company’s consolidated financial position or results of operations.

12.	COMMITMENTS AND CONTINGENCIES

From time to time, the Company is named as a defendant in legal actions arising from normal business activities. Litigation is inherently unpredictable, and although the amount of any liability that could arise with respect to currently pending actions cannot be accurately predicted, the Company does not believe that the resolution of any pending action will have a material adverse effect on its financial position, results of operations or liquidity.

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

13.	SEGMENT AND ENTERPRISE WIDE DISCLOSURES (Continued)

Geographic Information. Information concerning the Company’s operations by geographic area was as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Net Sales to Unaffiliated Customers
United States	$134,724	$132,010	$391,314	$393,498
Foreign	7,162	6,837	20,695	19,491

	June 30, 2013	September 30, 2012
Long-Lived Assets, Net
United States	$51,037	$51,449
Foreign	1,842	976

Major Customers. For the periods presented, the Company did not have any one customer who represented more than 10% of its net sales.

14.	INTEREST EXPENSE, NET

Interest expense, net was comprised of the following (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Interest expense	$110	$324	$447	$1,080
Interest income	(6)	(14)	(16)	(26)

Interest expense, net	$104	$310	$431	$1,054

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our fiscal year ends on September 30. All references in this discussion to our fiscal years refer to the fiscal year, or periods within the fiscal year, ended on September 30 in the year mentioned. For example, our “fiscal 2013” will end on September 30, 2013.

Overview

We are the leading designer and retailer of maternity apparel in the United States with 1,893 retail locations, including 606 stores in all 50 states, Puerto Rico and Canada, and 1,287 leased departments located within department stores and baby specialty stores throughout the United States and Puerto Rico. In addition to the 1,893 retail locations we operate, through an exclusive licensed arrangement we are the exclusive provider of maternity apparel to Kohl’s®, which operates approximately 1,155 stores throughout the United States. We have expanded internationally and have entered into exclusive store franchise and product supply relationships in the Middle East, India and South Korea. As of June 30, 2013, we have 141 international franchised locations, including 123 shop-in-shop locations and 18 stand-alone stores operated under one of our retail nameplates. We also sell merchandise on the Internet, primarily through DestinationMaternity.com and our various brand-specific websites.

In assessing the performance of our business, we consider a variety of operational and financial measures. The key measures for determining how our business is performing are net income determined in accordance with GAAP (“GAAP net income”) and the corresponding net income (or earnings) per share (diluted), net income before stock-based compensation expense and loss on extinguishment of debt (“Non-GAAP adjusted net income”) and the corresponding earnings per share (diluted), Adjusted EBITDA (defined below), net sales, comparable sales, and adjusted comparable sales. Adjusted EBITDA represents operating income before deduction for the following non-cash charges: (i) depreciation and amortization expense, (ii) loss on impairment of tangible and intangible assets, (iii) loss (gain) on disposal of assets, and (iv) stock-based compensation expense.

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

We report sales on a calendar quarter basis, rather than on a “4-5-4 retail fiscal calendar” where each fiscal week and fiscal quarter starts on a Sunday and ends on a Saturday. Thus, for each calendar period, there is a “days adjustment calendar shift” which may help or hurt reported calendar quarter and fiscal year to date sales and comparable sales due to different days of the week typically contributing more sales than other days of the week. In order to quantify and eliminate the effect on reported comparable sales results of the “days adjustment calendar shift”, we also present comparable sales on an adjusted basis. For example, for the third quarter of fiscal 2013, adjusted comparable sales were measured for the period Monday April 1, 2013 through Sunday June 30, 2013 compared to the period Monday April 2, 2012 through Sunday July 1, 2012 and for the first nine months of fiscal 2013, adjusted comparable sales were measured for the period Monday October 1, 2012 through Sunday June 30, 2013 compared to the period Monday October 3, 2011 through Sunday July 1, 2012.

Following is a summary of our results for the third quarter and first nine months of fiscal 2013 with regard to each of the key measures noted above:

Third Quarter Fiscal 2013 Financial Results

•

GAAP net income for the third quarter of fiscal 2013 was $8.6 million, or $0.64 per share (diluted), a 24% increase compared to GAAP net income of $6.9 million, or $0.52 per share (diluted), for the third quarter of fiscal 2012. This represents an increase of 23% in diluted earnings per share.

•

Non-GAAP adjusted net income for the third quarter of fiscal 2013 was $8.9 million, or $0.66 per share (diluted), a 22% increase compared to the comparably adjusted non-GAAP net income for the third quarter of fiscal 2012 of $7.3 million, or $0.55 per share (diluted). This represents a 20% increase in comparably adjusted diluted earnings per share.

•	Adjusted EBITDA was $17.8 million for the third quarter of fiscal 2013, an increase of 11% compared to $16.0 million of Adjusted EBITDA for the third quarter of fiscal 2012.

•	Net sales for the third quarter of fiscal 2013 increased 2.2% to $141.9 million from $138.8 million for the third quarter of fiscal 2012.

•

Comparable sales for the third quarter of fiscal 2013 increased 4.9% compared to a comparable sales decrease of 2.4% for the third quarter of fiscal 2012. Adjusting for calendar timing shifts, our adjusted comparable sales increased 5.3% for the third quarter of fiscal 2013 and decreased 1.5% for the third quarter of fiscal 2012.

First Nine Months of Fiscal 2013 Financial Results

•

GAAP net income for the first nine months of fiscal 2013 was $18.3 million, or $1.37 per share (diluted), a 29% increase compared to GAAP net income of $14.2 million, or $1.07 per share (diluted) for the first nine months of fiscal 2012. This represents an increase of 28% in diluted earnings per share.

•

Non-GAAP adjusted net income for the first nine months of fiscal 2013 was $19.6 million, or $1.46 per share (diluted), a 28% increase compared to the comparably adjusted non-GAAP net income for the first nine months of fiscal 2012 of $15.3 million, or $1.15 per share (diluted). This represents a 27% increase in comparably adjusted diluted earnings per share.

•	Adjusted EBITDA was $42.3 million for the first nine months of fiscal 2013, a 14% increase compared to $37.2 million of Adjusted EBITDA for the first nine months of fiscal 2012.

•	Net sales for the first nine months of fiscal 2013 decreased 0.2% to $412.0 million from $413.0 million for the first nine months of fiscal 2012.

•

Comparable sales for the first nine months of fiscal 2013 increased 3.0% compared to a comparable sales decrease of 1.1% for the first nine months of fiscal 2012. Adjusting for calendar timing shifts, our adjusted comparable sales increased 3.9% for the first nine months of fiscal 2013 and decreased 1.5% for the first nine months of fiscal 2012.

Results of Operations

The following tables set forth certain operating data as a percentage of net sales and as a percentage change for the three and nine months ended June 30:

	% of Net Sales (1)				% Change Period to Period Favorable (Unfavorable)
	Three Months Ended June 30,		Nine Months Ended June 30,		Three Months Ended June 30,	Nine Months Ended June 30,
	2013	2012	2013	2012	2013 vs. 2012	2013 vs. 2012
Net sales	100.0%	100.0%	100.0%	100.0%	2.2%	(0.2)%
Cost of goods sold (2)	45.5	45.4	46.3	46.9	(2.4)	1.7

Gross profit	54.5	54.6	53.7	53.1	2.0	1.1
Selling, general and administrative expenses (3)	44.4	45.6	46.2	46.7	0.4	1.4
Store closing, asset impairment and asset disposal expenses	0.2	0.5	0.2	0.4	67.1	42.5

Operating income	9.9	8.5	7.3	5.9	18.7	23.3
Interest expense, net	0.1	0.2	0.1	0.3	66.5	59.1
Loss on extinguishment of debt	—	0.0	0.0	0.0	100.0	59.1

Income before income taxes	9.8	8.3	7.2	5.7	21.2	27.1
Income tax provision	3.8	3.3	2.8	2.2	(17.2)	(24.0)

Net income	6.1%	5.0%	4.4%	3.4%	23.8%	29.1%

(1)	Components may not add to total due to rounding.
(2)	“Cost of goods sold” includes merchandise costs (including customs duty expenses), expenses related to inventory shrinkage, product related corporate expenses (including expenses related to our payroll, benefit costs and operating expenses of our buying departments), inventory reserves (including lower of cost or market reserves), inbound freight charges, purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs, and the other costs of our distribution network.
(3)	“Selling, general and administrative expenses” includes advertising and marketing expenses, corporate administrative expenses, store expenses (including store payroll and store occupancy expenses), and store opening expenses.

The following tables set forth certain information concerning the number of our retail locations, and international franchised locations for the periods indicated:

	Three Months Ended June 30,
	2013			2012
Retail Locations (1)	Stores	Leased Departments	Total Retail Locations	Stores	Leased Departments	Total Retail Locations
Beginning of period	613	1,262	1,875	643	1,384	2,027
Opened	1	30	31	—	—	—
Closed	(8)	(5)	(13)	(7)	(4)	(11)

End of period	606	1,287	1,893	636	1,380	2,016

	Nine Months Ended June 30,
	2013			2012
Retail Locations (1)	Stores	Leased Departments	Total Retail Locations	Stores	Leased Departments	Total Retail Locations
Beginning of period	625	1,383	2,008	658	1,694	2,352
Opened	11	48	59	4	8	12
Closed	(30)	(144)	(174)	(26)	(322)	(348)

End of period	606	1,287	1,893	636	1,380	2,016

(1)	Excludes international franchised locations.

	Three Months Ended June 30,
	2013			2012
International Franchised Locations	Stores	Shop-in- Shop Locations	Total International Franchised Locations	Stores	Shop-in- Shop Locations	Total International Franchised Locations
Beginning of period	16	124	140	14	80	94
Opened	2	5	7	2	5	7
Closed	—	(6)	(6)	—	—	—

End of period	18	123	141	16	85	101

	Nine Months Ended June 30,
	2013			2012
International Franchised Locations	Stores	Shop-in- Shop Locations	Total International Franchised Locations	Stores	Shop-in- Shop Locations	Total International Franchised Locations
Beginning of period	16	103	119	15	51	66
Opened	3	27	30	2	36	38
Closed	(1)	(7)	(8)	(1)	(2)	(3)

End of period	18	123	141	16	85	101

Three Months Ended June 30, 2013 and 2012

Net Sales. Our net sales for the third quarter of fiscal 2013 increased by 2.2%, or approximately $3.1 million, to $141.9 million from $138.8 million for the third quarter of fiscal 2012. Comparable sales for the third quarter of fiscal 2013 increased 4.9% compared to a comparable sales decrease of 2.4% for the third quarter of fiscal 2012. Our third quarter fiscal 2013 reported comparable sales increase of 4.9% was unfavorably impacted by 0.4 percentage points, and our third quarter fiscal 2012 reported comparable sales decrease of 2.4% was unfavorably impacted by 0.9 percentage points, due to calendar timing shifts as described above. Adjusting for these calendar shifts our adjusted comparable sales increased 5.3% for the third quarter of fiscal 2013 and decreased 1.5% for the third quarter of fiscal 2012. The increase in total reported sales for the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012 resulted primarily from the increase in comparable sales, partially offset by decreased sales from our continued efforts to close underperforming stores and the closure of all of our remaining leased departments within Babies“R”Us® stores during the month of October 2012.

As of June 30, 2013, we operated a total of 606 stores and 1,893 total retail locations, compared to 636 stores and 2,016 total retail locations as of June 30, 2012. During the third quarter of fiscal 2013 we opened one multi-brand Destination Maternity nameplate store, and we closed eight stores, with two of the store closings related to Destination Maternity nameplate store openings. In connection with our new broad-based partnership with Bed Bath & Beyond Inc. and its subsidiary, Buy Buy Baby, Inc., we discontinued operation of our 124 remaining leased departments in Babies“R”Us stores in late October 2012 and began to open leased departments in select buybuy BABY® stores. The decrease in leased department locations at the end of June 2013 compared to June 2012 predominantly reflects this change of partners in October 2012. According to Bed Bath & Beyond Inc.’s latest public disclosure, as of June 26, 2013 there are 84 buybuy BABY stores. As of June 30, 2013, we operate leased departments in 44 buybuy BABY stores, an increase from the 14 leased departments the Company operated in buybuy BABY stores as of March 31, 2013. Over time, we expect to continue to increase the number of buybuy BABY stores in which we have a maternity apparel leased department. In addition, our Oh Baby by Motherhood® collection is available at Kohl’s stores throughout the United States.

Gross Profit. Our gross profit for the third quarter of fiscal 2013 increased by 2.0%, or $1.5 million, to $77.3 million from $75.8 million for the third quarter of fiscal 2012, and our gross profit as a percentage of net sales (gross margin) for the third quarter of fiscal 2013 was 54.5% compared to 54.6% for the third quarter of fiscal 2012. The increase in gross profit for the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012 was due to our higher sales.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses for the third quarter of fiscal 2013 decreased by 0.4%, or $0.3 million, to $63.0 million from $63.3 million for the third quarter of fiscal 2012. As a percentage of net sales, selling, general and administrative expenses decreased to 44.4% for the third quarter of fiscal 2013 compared to 45.6% for the third quarter of fiscal 2012. This slight decrease in expense for the quarter resulted primarily from lower expenses (primarily payroll and occupancy costs) related to our continued closure of underperforming stores and the closure of all of our remaining leased departments within Babies“R”Us stores during October 2012, and continued tight expense controls, substantially offset by higher expenses for variable incentive compensation, advertising and marketing, and corporate payroll to drive increased sales. The decrease in expense percentage for the three month period reflects the favorable expense leverage from our increased sales and comparable sales due to the partially fixed nature of our expenses.

Store Closing, Asset Impairment and Asset Disposal Expenses. Our store closing, asset impairment and asset disposal expenses for the third quarter of fiscal 2013 decreased by approximately $0.5 million, to $0.2 million from $0.7 million for the third quarter of fiscal 2012, reflecting lower impairment charges for write-downs of long-lived assets.

Operating Income. We had operating income of $14.1 million for the third quarter of fiscal 2013, an increase of 18.7% compared to $11.9 million for the third quarter of fiscal 2012. Operating income as a percentage of net sales for the third quarter of fiscal 2013 increased to 9.9% from 8.5% for the third quarter of fiscal 2012. The increase in operating income and operating income percentage was primarily due to our higher gross profit, and to a lesser extent, our lower asset impairment charges and selling, general and administrative expenses.

Interest Expense, Net. Our net interest expense for the third quarter of fiscal 2013 decreased to $0.1 million from $0.3 million for the third quarter of fiscal 2012. This decrease was due to our lower debt level, as a result of the $15.7 million of debt repayments we made in the previous twelve months.

Income Tax Provision. For the third quarter of fiscal 2013 our effective tax rate was 38.5% compared to 39.8% for the third quarter of fiscal 2012. Our effective tax rates for the third quarter of fiscal 2013 and 2012 were higher than the statutory federal tax rate of 35% primarily due to the effect of state income taxes, net of federal benefit, and to a lesser extent, additional income tax expense (including interest and penalties) recognized as required by the accounting standard for uncertain income tax positions. We expect our effective tax rate for the full year fiscal 2013 to be approximately 38.5%.

Net Income. Net income for the third quarter of fiscal 2013 was $8.6 million, or $0.64 per share (diluted), compared to net income of $6.9 million, or $0.52 per share (diluted), for the third quarter of fiscal 2012. Net income for the third quarter of fiscal 2013 includes (net of tax) stock-based compensation expense of $0.3 million. Net income for the third quarter of fiscal 2012 includes (net of tax) stock-based compensation expense of $0.4 million and loss on extinguishment of debt of $8,000. Before stock-based compensation expense and loss on extinguishment of debt, our third quarter fiscal 2013 net income was $8.9 million, or $0.66 per share (diluted), compared to $7.3 million, or $0.55 per share (diluted), for the third quarter of fiscal 2012.

Our average diluted shares outstanding of 13,465,000 for the third quarter of fiscal 2013 were 1.0% higher than the 13,332,000 average diluted shares outstanding for the third quarter of fiscal 2012, primarily as a result of the exercise of stock options and vesting of restricted stock.

Following is a reconciliation of GAAP net income and net income per share (“EPS”) (diluted) to Non-GAAP adjusted net income and net income per share (diluted) for the three months ended June 30, 2013 and 2012 (in thousands, except per share amounts):

	Three Months Ended June 30,
	2013			2012
	Net Income	Diluted Shares	Diluted EPS	Net Income	Diluted Shares	Diluted EPS
As reported	$8,591	13,465	$0.64	$6,941	13,332	$0.52
Stock-based compensation expense, net of tax	314	—		368	—
Loss on extinguishment of debt, net of tax	—	—		8	—

As adjusted before stock-based compensation expense and loss on extinguishment of debt	$8,905	13,465	$0.66	$7,317	13,332	$0.55

Following is a reconciliation of net income to Adjusted EBITDA for the three months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,
	2013	2012
Net income	$8,591	$6,941
Add: income tax provision	5,378	4,588
Add: interest expense, net	104	310
Add: loss on extinguishment of debt	—	12

Operating income	14,073	11,851
Add: depreciation and amortization expense	3,092	3,020
Add: loss on impairment of long-lived assets	52	596
Add: loss (gain) on disposal of assets	76	(39)
Add: stock-based compensation expense	504	589

Adjusted EBITDA	$17,797	$16,017

Nine Months Ended June 30, 2013 and 2012

Net Sales. Our net sales for the first nine months of fiscal 2013 decreased by 0.2%, or $1.0 million, to $412.0 million from $413.0 million for the first nine months of fiscal 2012. Comparable sales for the first nine months of fiscal 2013 increased 3.0% compared to a comparable sales decrease of 1.1% for the first nine months of fiscal 2012. Our first nine months of fiscal 2013 reported comparable sales increase of 3.0% was unfavorably impacted by 0.9 percentage points primarily as a result of: (1) having one less Saturday compared to the first nine months of fiscal 2012, and (2) having one less day compared to the first nine months of fiscal 2012 due to the leap year in 2012. Our first nine months of fiscal 2012 reported comparable sales decrease of 1.1% was favorably impacted by 0.4 percentage points due to the calendar timing shift. Adjusting for these calendar shifts our adjusted comparable sales increased 3.9% for the first nine months of fiscal 2013 and decreased 1.5% for the first nine months of fiscal 2012. The slight decrease in total reported sales for the first nine months of fiscal 2013 compared to the first nine months of fiscal 2012 resulted primarily from our continued efforts to close underperforming stores, and the closure of all of our remaining leased departments within Babies“R”Us stores during the month of October 2012, substantially offset by the increase in comparable sales.

During the first nine months of fiscal 2013, we opened 11 stores, including seven Destination Maternity nameplate stores, and we closed 30 stores, with nine of the store closings related to Destination Maternity nameplate store openings.

Gross Profit. Our gross profit for the first nine months of fiscal 2013 increased by 1.1%, or $2.3 million, to $221.4 million from $219.1 million for the first nine months of fiscal 2012, and our gross margin for the first nine months of fiscal 2013 was 53.7% compared to 53.1% for the first nine months of fiscal 2012. The increase in gross profit for the first nine months of fiscal 2013 compared to the first nine months of fiscal 2012 was due to our higher gross margin. The increase in gross margin for the first nine months of fiscal 2013 compared to the first nine months of fiscal 2012 was primarily due to lower product costs.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses for the first nine months of fiscal 2013 decreased by 1.4%, or $2.7 million, to $190.3 million from $193.0 million for the first nine months of fiscal 2012. As a percentage of net sales, selling, general and administrative expenses decreased to 46.2% for the first nine months of fiscal 2013 compared to 46.7% for the first nine months of fiscal 2012. This decrease in expense and expense percentage for the nine months resulted primarily from lower expenses (primarily payroll and occupancy costs) related to our continued closure of underperforming stores and the closure of all of our remaining leased departments within Babies“R”Us stores during October 2012, and continued tight expense controls, partially offset by higher expenses for variable incentive compensation, advertising and marketing, and corporate payroll to drive increased sales.

Store Closing, Asset Impairment and Asset Disposal Expenses. Our store closing, asset impairment and asset disposal expenses for the first nine months of fiscal 2013 decreased by approximately $0.8 million, to $0.9 million from $1.7 million for the first nine months of fiscal 2012, reflecting lower impairment charges for write-downs of long-lived assets.

Loss on Extinguishment of Debt. In November 2012, we prepaid the remaining $13.4 million of our outstanding Term Loan. The $13.4 million Term Loan prepayment resulted in a pretax charge of $9,000 in the first nine months fiscal 2013, representing the write-off of unamortized deferred financing costs. In the first nine months of fiscal 2012, we prepaid $15.0 million in principal amount of our Term Loan resulting in a pretax charge of $22,000 in the first nine months of fiscal 2012.

Operating Income. We had operating income of $30.2 million for the first nine months of fiscal 2013, an increase of 23.3% compared to $24.5 million for the first nine months of fiscal 2012. Operating income as a percentage of net sales for the first nine months of fiscal 2013 increased to 7.3% from 5.9% for the first nine months of fiscal 2012. The increase in operating income and operating income percentage was primarily due to our lower selling, general and administrative expenses, and our higher gross profit.

Interest Expense, Net. Our net interest expense for the first nine months of fiscal 2013 decreased to $0.4 million from $1.1 million for the first nine months of fiscal 2012. This decrease was due to our lower debt level, primarily as a result of the $15.7 million of debt repayments we made in the previous twelve months.

Income Tax Provision. For the first nine months of fiscal 2013 our effective tax rate was 38.5% compared to 39.5% for the first nine months of fiscal 2012. Our effective tax rates for the first nine months of fiscal 2013 and 2012 were higher than the statutory federal tax rate of 35% primarily due to the effect of state income taxes, net of federal benefit, and to a lesser extent, additional income tax expense (including interest and penalties) recognized as required by the accounting standard for uncertain income tax positions. We expect our effective tax rate for the full year fiscal 2013 to be approximately 38.5%.

Net Income. Net income for the first nine months of fiscal 2013 was $18.3 million, or $1.37 per share (diluted), compared to net income of $14.2 million, or $1.07 per share (diluted), for the first nine months of fiscal 2012. Net income for the first nine months of fiscal 2013 includes (net of tax) stock-based compensation expense of $1.2 million and loss on extinguishment of debt of $6,000. Net income for the first nine months of fiscal 2012 includes (net of tax) stock-based compensation expense of $1.1 million and loss on extinguishment of debt of $14,000. Before stock-based compensation expense and loss on extinguishment of debt, our first nine months fiscal 2013 net income was $19.6 million, or $1.46 per share (diluted), compared to $15.3 million, or $1.15 per share (diluted), for the first nine months of fiscal 2012.

Our average diluted shares outstanding of 13,404,000 for the first nine months of fiscal 2013 were 1.1% higher than the 13,258,000 average diluted shares outstanding for the first nine months of fiscal 2012, primarily as a result of the exercise of stock options and vesting of restricted stock.

Following is a reconciliation of GAAP net income and net income per share (“EPS”) (diluted) to Non-GAAP adjusted net income and net income per share (diluted) for the nine months ended June 30, 2013 and 2012 (in thousands, except per share amounts):

	Nine Months Ended June 30,
	2013			2012
	Net Income	Diluted Shares	Diluted EPS	Net Income	Diluted Shares	Diluted EPS
As reported	$18,310	13,404	$1.37	$14,183	13,258	$1.07
Stock-based compensation expense, net of tax	1,248	—		1,107	—
Loss on extinguishment of debt, net of tax	6	—		14	—

As adjusted before stock-based compensation expense and loss on extinguishment of debt	$19,564	13,404	$1.46	$15,304	13,258	$1.15

Following is a reconciliation of net income to Adjusted EBITDA for the nine months ended June 30, 2013 and 2012 (in thousands):

	Nine Months Ended June 30,
	2013	2012

Net income	$18,310	$14,183
Add: income tax provision	11,462	9,247
Add: interest expense, net	431	1,054
Add: loss on extinguishment of debt	9	22

Operating income	30,212	24,506
Add: depreciation and amortization expense	9,262	9,339
Add: loss on impairment of long-lived assets	740	1,569
Add: loss on disposal of assets	72	65
Add: stock-based compensation expense	2,000	1,769

Adjusted EBITDA	$42,286	$37,248

Regulation G Disclosures

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains non-GAAP financial measures within the meaning of the SEC’s Regulation G, including: (a) Adjusted net income, before stock-based compensation expense and loss on extinguishment of debt (Non-GAAP adjusted net income), (b) Adjusted net income per share (diluted), before stock-based compensation expense and loss on extinguishment of debt, and (c) Adjusted EBITDA (operating income before deduction for the following non-cash charges: (i) depreciation and amortization expense, (ii) loss on impairment of tangible and intangible assets, (iii) loss (gain) on disposal of assets, and (iv) stock-based compensation expense).

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

Seasonality

Our business, like that of many other retailers, is seasonal. Our quarterly net sales have historically been highest in our third fiscal quarter, corresponding to the Spring selling season. Given the historically higher sales level in our third fiscal quarter and the relatively fixed nature of most of our operating expenses, we have typically generated a very significant percentage of our full year operating income and net income during our third fiscal quarter. Results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. Quarterly results may fluctuate materially depending upon, among other things, increases or decreases in comparable sales, the timing of new store openings and new leased department openings, net sales and profitability contributed by new stores and leased departments, the timing of the fulfillment of purchase orders under our product and license arrangements, adverse weather conditions, shifts in the timing of certain holidays and promotions, changes in inventory and production levels and the timing of deliveries of inventory, and changes in our merchandise mix.

Liquidity and Capital Resources

Our cash needs have primarily been for: (1) debt service, including principal prepayments, (2) capital expenditures, including leasehold improvements, fixtures and equipment for new stores, store relocations and expansions of our existing stores, as well as improvements and new equipment for our distribution and corporate facilities and information systems, (3) quarterly cash dividends, and (4) working capital, including inventory to support our business. We have historically financed our capital requirements from cash flows from operations, borrowings under our credit facility or available cash balances.

Cash and cash equivalents increased by $8.5 million during the first nine months of fiscal 2013 compared to an increase of $16.4 million for the first nine months of fiscal 2012.

Cash provided by operations of $41.3 million for the first nine months of fiscal 2013 decreased by $4.5 million from the $45.8 million in cash provided by operations for the first nine months of fiscal 2012. This decrease in cash provided by operations as compared to the prior year was primarily the result of net working capital changes that provided less cash in the first nine months of fiscal 2013 than was provided in the first nine months of fiscal 2012, partially offset by higher net income in the first nine months of fiscal 2013 compared to the first nine months of fiscal 2012. The net working capital changes were primarily: (1) an increase in prepaid expenses and other current assets in the first nine months of fiscal 2013, compared to a decrease in the first nine months of fiscal 2012, primarily reflecting timing of federal, state and foreign income tax payments, (2) a $14.1 million decrease in inventories in the first nine months of fiscal 2013 that provided $2.1 million less cash compared to the $16.2 million decrease in inventories in the first nine months of fiscal 2012, and (3) a decrease in accounts payable, accrued expenses and other liabilities in the first nine months of fiscal 2013, compared to an increase in the first nine months of fiscal 2012. Our working capital changes, quarterly net income and cash flow adjustments may fluctuate significantly and net cash provided by operating activities for any interim period is not necessarily indicative of the results that may be achieved for a full fiscal year.

During the first nine months of fiscal 2013 we used cash provided by operations to fund repayments of long-term debt, to pay for capital expenditures, and to pay our quarterly cash dividends. On November 1, 2012, we prepaid the remaining Term Loan balance of $13.4 million in connection with the execution of our new Credit Facility, and on April 3, 2013, we prepaid the remaining $1.8 million principal amount of our IRB debt. For the first nine months of fiscal 2013, we spent $9.1 million on capital expenditures, including $7.1 million for leasehold improvements, fixtures and equipment for new store facilities, as well as improvements to existing stores, and $2.0 million for our information systems and distribution and corporate facilities. In the first nine months of fiscal 2013, we paid $7.3 million for our quarterly cash dividends. The remaining cash provided by operations during the first nine months of fiscal 2013 was used primarily to increase our available cash.

During the first nine months of fiscal 2012 we used cash provided by operations to fund repayments of long-term debt, to pay our quarterly cash dividends, and to pay for capital expenditures. Our $15.7 million of repayments of long-term debt in the first nine months of fiscal 2012 consisted predominantly of a $15.0 million prepayment of our Term Loan. In the first nine months of fiscal 2012, we paid $7.0 million for our quarterly cash dividends. For the first nine months of fiscal 2012, we spent $5.9 million on capital expenditures, including $4.3 million for leasehold improvements, fixtures and equipment for new store facilities, as well as improvements to existing stores, and $1.6 million for our information systems and distribution and corporate facilities. The remaining cash provided during the first nine months of fiscal 2012 was used primarily to increase our available cash.

On November 1, 2012, we entered into a five-year $61.0 million senior secured revolving Credit Facility, which replaced our $55.0 million Prior Credit Facility. The Credit Facility consists of two tranches: (a) a senior secured revolving credit and letter of credit facility of up to $55.0 million (“Tranche A”) and (b) a senior secured first-in, last-out revolving credit facility of up to $6.0 million (“Tranche A-1”). The Credit Facility will mature on November 1, 2017. Upon our request and with the consent of the lender, permitted borrowings under Tranche A may be increased up to an additional $15.0 million, in increments of $2.5 million, up to a Tranche A maximum limit of $70 million. Proceeds from advances under the Credit Facility, with certain restrictions, may be used to repay our existing debt, and to provide financing for working capital, letters of credit, capital expenditures, dividends, share repurchases and other general corporate purposes. Under the Credit Facility, we are required to maintain minimum Excess Availability (as defined in the related Credit Facility agreement) equal to 10% of the Borrowing Base (as defined in the related Credit Facility agreement). The Credit Facility is secured by a security interest in our trade receivables, inventory, equipment, real estate interests, letter of credit rights, cash, intangibles and certain other assets.

As of June 30, 2013, we had no outstanding borrowings under the Credit Facility and $5.7 million in letters of credit, with $52.2 million of availability under our Credit Facility based on our Borrowing Base formula. As of June 30, 2012, we had no outstanding borrowings and $7.4 million in letters of credit, with $39.6 million of availability under our Prior Credit Facility based on our Borrowing Base formula. As of June 30, 2013, Tranche A borrowings under the Credit Facility would have resulted in interest at a rate between approximately 1.69% and 3.75% per annum, and Tranche A-1 borrowings under the Credit Facility would have resulted in interest at a rate between approximately 3.19% and 5.25% per annum. During the first nine months of fiscal 2013, our average level of direct borrowings (all of which was under the Credit Facility) was $0.3 million, and our maximum borrowings at any time were $6.2 million. During the first nine months of fiscal 2012, we did not have any direct borrowings under the Prior Credit Facility.

On November 1, 2012, we prepaid the remaining Term Loan balance of $13.4 million in connection with the execution of our new Credit Facility. Prior to its repayment, the Term Loan required minimum principal repayments in quarterly installments of $225,000 each, in addition to an annual principal repayment equal to 25% of Excess Cash Flow (as defined in the Term Loan Agreement) in excess of $5.0 million for each fiscal year, based on our Consolidated Leverage Ratio. There was no required principal repayment related to fiscal 2011 results. The Term Loan was permitted to be prepaid at our option, in part or in whole, at any time without any prepayment premium or penalty. During the first nine months of fiscal 2013 and 2012, we made optional prepayments of $13.4 million and $15.0 million, respectively, on the outstanding Term Loan.

We had $1.8 million outstanding under an IRB at September 30, 2012. On February 11, 2013, we notified the IRB trustee of our intention to redeem all remaining outstanding bonds effective April 3, 2013. As provided under the indenture of trust for the bonds, on April 3, 2013, the IRB trustee drew down $1.8 million plus accrued interest under the letter of credit issued as security for the bonds, at which time we had no further obligations, and the bonds had no further rights, under the indenture.

During the first nine months of fiscal 2013 and 2012 we paid cash dividends of approximately $7.3 million (or $0.5375 per share) and $7.0 million (or $0.525 per share), respectively. On July 18, 2013 we declared a quarterly cash dividend of $0.1875 per share payable on September 27, 2013, which will total approximately $2.5 million, resulting in approximately $9.8 million of cash dividends for fiscal 2013. The $0.1875 per share cash dividend, which was initially paid in June 2013, represents a 7.1% increase from our previous quarterly dividend rate of $0.175 per share and an annual dividend rate of $0.75 per share compared to our previous annual rate of $0.70 per share. Based on our new current quarterly dividend rate of $0.1875 per share, our cash dividends will be approximately $10.1 million on a pro forma annualized basis.

Our management believes that our current cash and working capital positions, expected operating cash flows and available borrowing capacity, will be sufficient to fund our working capital, capital expenditures and dividend payment requirements, and to fund stock repurchases, if any, for at least the next 12 months.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. These generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our consolidated financial statements and the reported amounts of net sales and expenses during the reporting period. Our critical accounting policies are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended September 30, 2012. As of June 30, 2013, there were no material changes in, or additions to, our critical accounting policies or in the assumptions or estimates we used to prepare the financial information appearing in this report.

Recent Accounting Pronouncements

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU No. 2013-11 requires presentation of an unrecognized tax benefit in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit would be presented in the financial statements as a liability and would not be combined with deferred tax assets. ASU No. 2013-11 is effective for financial statements issued for annual reporting periods beginning after December 15, 2013 and interim periods within those years. Adoption of the new requirements of ASU No. 2013-11 is not expected to have any impact on our consolidated financial position or results of operations.

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

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU No. 2011-05 required companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminated the option to present components of other comprehensive income as part of the statement of stockholders’ equity. The standard did not change the items which must be reported in other comprehensive income. In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which deferred the effective date of the requirement to present separate line items on the statement of income for reclassification adjustments out of accumulated other comprehensive income into net income. ASU No. 2011-05 and No. 2011-12 were effective for financial statements issued for annual reporting periods beginning after December 15, 2011 and interim periods within those years. In accordance with ASU No. 2011-05 and No. 2011-12 we have presented two separate but consecutive statements, which include the components of net income and other comprehensive income. Because this guidance impacted presentation only, the adoption of the new requirements of ASU No. 2011-05 and No. 2011-12 did not have any impact on our consolidated financial position or results of operations.

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

As of June 30, 2013, we had cash equivalents of $26.9 million. Our cash equivalents consist of investments in money market funds that bear interest at variable rates. A change in market interest rates earned on our investments impacts the interest income and cash flows, but does not materially impact the fair market value of the financial instruments. Due to the average maturity and conservative nature of our investment portfolio, we believe a sudden change in interest rates would not have a material effect on the value of our investment portfolio. The impact on our future interest income resulting from changes in investment yields will depend largely on the gross amount of our investment portfolio at that time. However, based upon the conservative nature of our investment portfolio and current experience, we do not believe a decrease in investment yields would have a material negative effect on our interest income.

As of June 30, 2013, our debt portfolio consisted of our $61.0 million Credit Facility, which is denominated in United States dollars. Our Credit Facility has variable interest rates that are tied to market indices. As of June 30, 2013, we had no direct borrowings and $5.7 million of letters of credit outstanding under our Credit Facility. As of June 30, 2013, Tranche A borrowings under the Credit Facility would have resulted in interest at a rate between approximately 1.69% and 3.75% per annum, and Tranche A-1 borrowings under the Credit Facility would have resulted in interest at a rate between approximately 3.19% and 5.25% per annum. Interest on any future borrowings under the Credit Facility would, to the extent of outstanding borrowings, be affected by changes in market interest rates. A change in market interest rates on the variable rate portion of our debt portfolio would impact the interest expense incurred and cash flows.

Other than as described above, we do not believe that the market risk exposure on other financial instruments is material.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to our management on a timely basis to allow decisions regarding required disclosure. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2013. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2013, these controls and procedures were effective.

Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the fiscal quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table provides information about purchases by us during the quarter ended June 30, 2013 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
April 1 to April 30, 2013	—	—	—	$10,000,000
May 1 to May 31, 2013	—	—	—	$10,000,000
June 1 to June 30, 2013	740	$25.00	—	$10,000,000

Total	740	$25.00	—	$10,000,000

(1)	Represents shares repurchased directly from certain employees to satisfy income tax withholding obligations for such employees in connection with restricted stock awards that vested during the period.
(2)	In July 2008, our Board of Directors approved a program to repurchase up to $7.0 million of our outstanding common stock. Under the program, we may repurchase shares from time to time through solicited or unsolicited transactions in the open market or in negotiated or other transactions. In July 2012, our Board of Directors extended its authorization of the program from July 31, 2012 to July 31, 2014, and increased the amount of our outstanding stock authorized to be repurchased from $7.0 million to $10.0 million. No shares have been repurchased under this program as of June 30, 2013.

Item 6.	Exhibits

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Executive Vice President & Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Executive Vice President & Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DESTINATION MATERNITY CORPORATION

Date: August 8, 2013	By:	/s/ EDWARD M. KRELL
Edward M. Krell
Chief Executive Officer

Date: August 8, 2013	By:	/s/ JUDD P. TIRNAUER
Judd P. Tirnauer
Executive Vice President & Chief Financial Officer

INDEX OF EXHIBITS FILED WITH

FORM 10-Q OF DESTINATION MATERNITY CORPORATION

FOR THE QUARTER ENDED JUNE 30, 2013

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Executive Vice President & Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Executive Vice President & Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document