Form 10-K
period 2013-09-30
Destination Maternity Corp
filed 2013-12-13
CIK 896985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2013

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes  ☒    No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed using $23.40, the price at which the common equity was last sold as of March 28, 2013 (the last trading day of the Registrant’s most recently completed second fiscal quarter), was approximately $305,000,000.

On December 4, 2013, there were 13,679,228 shares of the Registrant’s common stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders, expected to be held in the second quarter of fiscal 2014, are incorporated by reference into Part III of this Form 10-K.

PART I.

Our fiscal year ends on September 30. All references in this report to our fiscal years refer to the fiscal year ended on September 30 in the year mentioned. For example, our “fiscal 2013” ended on September 30, 2013. Unless otherwise indicated, operating data referred to in this report is as of September 30, 2013. As used in this report, the term “retail locations” includes our stores and leased departments and excludes locations where Kohl’s® sells our products under an exclusive product and license agreement, and also excludes international franchised locations. As used in this report, “stores” means our stand-alone stores in the United States, Puerto Rico and Canada, which we operate.

Item 1.	Business

Overview

Destination Maternity Corporation (the “Company”, “we”, “us”, “our”) is the leading designer and retailer of maternity apparel in the United States and is the only nationwide chain of maternity apparel specialty stores. As of September 30, 2013, we operate 1,907 retail locations, including 596 stores in all 50 states, Puerto Rico and Canada, and 1,311 leased departments located within department stores and baby specialty stores throughout the United States and Puerto Rico. We are also the exclusive provider of maternity apparel to Kohl’s, which operates approximately 1,158 stores throughout the United States and offers our maternity apparel in a significant number of its stores. We operate our 596 stores under three retail nameplates: Motherhood Maternity®, A Pea in the Pod® and Destination Maternity®. In addition to our 596 stores, we operate 1,311 maternity apparel departments, which we refer to as leased departments, within leading retailers such as Macy’s®, Sears®, Gordmans®, buybuy BABY®, Boscov’s® and Century 21. We are the exclusive maternity apparel provider in each of our leased department locations. We also sell merchandise on the Internet, primarily through DestinationMaternity.com and our various brand-specific websites.

We have international store franchise and product supply relationships in the Middle East, South Korea, Mexico and India. As of September 30, 2013, we have 143 international franchised locations, comprised of 20 stand-alone stores in the Middle East, South Korea and India operated under the Destination Maternity retail nameplate, and 123 shop-in-shop locations in South Korea and India, in which we have a Company-branded department operated by our franchise partners within other retail stores. In November 2013, we announced our expansion into Mexico through a franchise agreement with the largest department store company in Mexico. Also in November 2013, we announced that we were unable to reach mutual agreement on acceptable renewal terms with our franchisee for India and, thus, this franchise relationship, which began in April 2009 and which covers 110 maternity shop-in-shops and one franchise store, will end in March 2014.

We maintain our leading position across all major price points of maternity apparel through our four distinct merchandise brands, which enable us to reach a broad range of maternity customers. Through our 596 stores and certain of our leased departments, we offer maternity apparel under one or both of our two primary merchandise brands, Motherhood Maternity (“Motherhood” or “Motherhood Maternity”) at value prices and A Pea in the Pod (“Pea” or “A Pea in the Pod”) at both contemporary and luxury prices. Our A Pea in the Pod Collection® (“Pea Collection”) is the distinctive premier maternity apparel line within the A Pea in the Pod brand, featuring exclusive designer label product at luxury prices. We also have two additional value-priced maternity apparel brands, our Oh Baby by Motherhood® collection, which we sell exclusively through Kohl’s, and our Two Hearts® Maternity by Destination Maternity® collection, available exclusively at Sears stores. Our brands are the exclusive maternity apparel offering in each of these chains.

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

We have developed and introduced multi-brand store concepts to offer merchandise from our various brands in a single location, in order to provide a broader product assortment at multiple price ranges to our customers and to increase average store sales and profitability. We believe the continued rollout of our multi-brand store initiative provides the opportunity for us to improve store operating profit margins over time by reducing store operating expense percentages through economies of scale, and may increase overall sales in the geographical markets they serve. Our multi-brand stores are operated under our Destination Maternity nameplate, which includes Destination Maternity combo stores (carrying Motherhood Maternity and A Pea in the Pod merchandise) and Destination Maternity superstores, which also carry both our Motherhood and Pea merchandise brands, as well as a significant array of maternity-related products and customer service features. These Destination Maternity stores are larger and have historically had higher average sales than our average store. Opening these Destination Maternity stores will often involve closing two or more smaller stores and may result in one-time store closing costs resulting primarily from early lease terminations.

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

In fiscal 2013 we closed 44 stores, 14 of which were closed in connection with the opening of Destination Maternity nameplate stores, with the remaining 30 store closings primarily consisting of prunings of underperforming stores. In fiscal 2013, we opened 15 stores, including nine Destination Maternity nameplate store openings. From fiscal 2005 through fiscal 2013, we closed 436 stores, 143 of which were closed in connection with the opening of Destination Maternity nameplate stores, with the remaining 293 store closings primarily consisting of prunings of underperforming stores. From fiscal 2005 through fiscal 2013, we opened 149 stores, including 67 Destination Maternity nameplate store openings.

We plan to open approximately 19 to 21 new retail stores during fiscal 2014, of which we expect approximately 5 to 6 will be new Destination Maternity nameplate stores. We estimate that we will close approximately 47 to 53 stores in fiscal 2014, with approximately 12 to 14 of these store closings related to the opening of new Destination Maternity nameplate stores, and the remainder of these store closings primarily related to prunings of underperforming stores.

Currently, we operate 31 Motherhood stores and two Destination Maternity superstores in Canada and a Motherhood website under a Canadian URL (MotherhoodCanada.ca). In addition, we believe there is a significant opportunity to continue to develop international sales beyond Canada. We currently have franchise agreements in place in the Middle East, South Korea and Mexico. The initial franchise stores through our arrangement in the Middle East opened during 2009 and, as of September 30, 2013, there are 15 of our franchise stores operating in the Middle East. During fiscal 2011, we began offering our Motherhood Maternity branded merchandise in South Korea in maternity shop-in-shops operated by our franchise partner within other retail stores and in franchise stores. As of September 30, 2013, our merchandise is offered in 13 shop-in-shops and four franchise stores in South Korea. In November 2013, we announced our expansion into Mexico through a franchise agreement with El Puerto de Liverpool, S.A.B. de C.V. (“Liverpool”), the largest department store company in Mexico. We will initially make our Motherhood Maternity and A Pea in the Pod branded merchandise available for sale in maternity shop-in-shops located in our Mexico franchisee’s Liverpool department stores throughout Mexico, with plans to open freestanding franchise stores in Mexico later in 2014 and beyond. In November 2013, we announced that we were unable to reach mutual agreement on acceptable renewal terms with our franchisee for India and, thus, this franchise relationship, which began in April 2009, will end in March 2014. We do not expect that the discontinuation of this franchise relationship will have a significant impact on our financial results. As of September 30, 2013, our merchandise is offered in 110 maternity shop-in-shops and one franchise store in India.

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

The Company was founded in 1982 as a mail-order maternity apparel catalog. We began operating retail stores in 1985 and completed our initial public offering in 1993. To address multiple price points in maternity apparel and improve operating productivity, we acquired Motherhood Maternity and A Pea in the Pod in 1995 and acquired other maternity apparel specialty chains from 1994 to 2001. Since the acquisitions of Motherhood Maternity and A Pea in the Pod, we have developed and grown these brands along with growing our Destination Maternity brand. Also, since the 1990s we have partnered with other retailers to sell our products through maternity apparel departments within their stores. On December 8, 2008, we changed our corporate name from “Mothers Work, Inc.” to “Destination Maternity Corporation” and our Nasdaq® symbol from “MWRK” to “DEST” coincident with the name change.

Industry Overview

We are unaware of any reliable external data on the size of the maternity apparel business. We believe that there is an opportunity to grow our business by selling maternity clothes to those pregnant women who currently purchase loose-fitting or larger-sized non-maternity clothing as a substitute or partial substitute for maternity wear. We also believe that our business can grow by reducing the amount of “hand-me-down” and “borrowing” associated with maternity apparel, particularly in the value-priced segment. Additionally, although we are not wholly unaffected by external factors (such as fluctuations in the birth rate), we believe that the demand for maternity apparel is relatively stable when compared to non-maternity apparel. Expectant mothers continue to need to replace most of their wardrobe and the current rate of approximately four million United States births per year has remained relatively stable over the last decade, although the number of births has declined by approximately 8.4% in the United States from 2007 to 2012, the period of latest available information. Also, although we are affected by fashion trends, we believe that maternity apparel is less fashion sensitive than women’s specialty apparel in general, as demand is driven primarily by the need to replace wardrobe basics as opposed to a desire to add to one’s wardrobe in order to meet current fashion trends.

Our Competitive Strengths

We are the leader in maternity apparel.     We are the leading designer and retailer of maternity apparel in the United States and are the only nationwide chain of maternity apparel specialty stores. We believe that our brands are the most recognized in maternity apparel. We have established a broad distribution network, with stores in a wide range of geographic areas and retailing venues. In addition, we have a leading position across all major price points of maternity apparel through our retail store nameplates and our merchandise brands. Our exclusive focus on maternity apparel and our leadership position enable us to gain a comprehensive understanding of the needs of our maternity customers and keep abreast of fashion and product developments. We further enhance our leadership position, increase market penetration and build our brands by distributing our products under leased department, licensed brand and international franchise relationships. We are also using the strength of our products, brands and store nameplates in the United States to expand internationally.

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

We utilize a rapid inventory replenishment system.     We are able to offer a wide selection of merchandise in our retail locations due, in large part, to our rapid inventory replenishment system. Our proprietary inventory replenishment system enables us to offer our customers a much broader selection than any of our competitors, without dedicating retail space to “back-stock” storage. We coordinate the rapid replenishment of inventory for all of our retail locations through our Mid-Atlantic distribution facilities to meet the individualized needs of our retail locations. Our stores receive shipments from our distribution facilities between one and seven times per week. This enables us to maintain a high percentage in-stock merchandise position in each of our stores.

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

We are able to enhance our leadership position by distributing our products under exclusive leased department and licensed brand relationships.     As of September 30, 2013 we operate 1,311 leased departments within leading retailers such as Macy’s, Sears, Gordmans, buybuy BABY, Boscov’s and Century 21. We are the exclusive maternity apparel provider in each of our leased department locations. We are also the exclusive provider of maternity apparel to Kohl’s pursuant to an exclusive licensed brand relationship. We believe that we have an opportunity to continue to increase the sales we generate from these ongoing relationships through expanding our relationships with our current retail partners as well as potentially developing relationships with new retail partners. In fiscal 2013, in connection with our broad-based partnership with Bed Bath & Beyond Inc. and its subsidiary, Buy Buy Baby, Inc., we began opening leased departments in select buybuy BABY stores. According to Bed Bath & Beyond Inc.’s latest public disclosure, as of October 9, 2013 there are 86 buybuy BABY stores. As of September 30, 2013 we operate leased departments in 59 buybuy BABY stores. Over time, we expect to continue to increase the number of buybuy BABY stores in which we have a maternity apparel leased department.

We have a highly experienced management team.     We have a management team with significant experience in all aspects of the retail and apparel business, including our Chief Executive Officer (“CEO”), Ed Krell, who has served as a senior executive of the Company for nearly 12 years and has over 25 years of business experience encompassing apparel, retail, finance and overall management, and our President, Chris Daniel, who has over 20 years of women’s apparel merchandising experience.

Merchandise Brands

We believe that our brands are the most recognized brands in the maternity apparel business. We sell our merchandise under the following four distinct brands:

Brand	Brand Positioning	Typical Apparel Price Range

Motherhood Maternity	Broad assortment of the latest fashions, offering great quality merchandise at everyday low prices	$10 - $45
A Pea in the Pod	Contemporary, fashion–forward and luxury, offering sophisticated career, as well as fun casual merchandise, including exclusive designer labels	$18 - $395
Two Hearts Maternity by Destination Maternity	Select assortment of the latest fashions, offering great quality merchandise at value price points	$8 - $36
Oh Baby by Motherhood	Select assortment of the latest fashions, offering great quality merchandise at value price points	$8 - $36 (1)

(1)	Kohl’s, which sells our Oh Baby by Motherhood brand under an exclusive product and license agreement, sets the prices for this merchandise.

Motherhood Maternity.     Our Motherhood Maternity brand serves the value-priced portion of the maternity apparel business, which has the greatest number of customers. The Motherhood brand is positioned with a broad assortment of quality fashion at everyday low prices. We believe that the Motherhood customer shops at moderate-priced department stores, specialty stores and discount stores when she is not expecting.

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

Oh Baby by Motherhood.     Our Oh Baby by Motherhood collection is available at Kohl’s stores throughout the United States and on Kohls.com. The Oh Baby by Motherhood collection is available under an exclusive product and license agreement with Kohl’s. The collection features a modern assortment of quality fashions, with most items having initial prices (before price promotions) under $40. As of September 30, 2013, Kohl’s operates approximately 1,158 stores throughout the United States and offers our maternity apparel in a significant number of its stores.

Retail Nameplates

We sell maternity apparel through our stores, and our leased department and licensed brand relationships, identified in the table below.

Store Nameplate	Description of Target Location	Brand(s) Carried	Typical Apparel Price Range	Average Size (Sq. Ft.)
Stores:

Motherhood Maternity	Mid-priced and moderate regional malls, strip and power centers, and central business districts	Motherhood	$10 - $45	1,800
A Pea in the Pod	Mid-priced and high-end regional malls, lifestyle centers, central business districts and some stand-alone stores in affluent street locations	Pea (including, in some cases, Pea Collection)	$18 - $395	2,100
Destination Maternity	Combo stores located in mid-priced regional malls and lifestyle centers	Motherhood; Pea (including, in some cases, Pea Collection)	$10 - $395	Combo stores 3,000
	Superstores located primarily in outdoor and power centers and central business districts			Superstores 6,200
Leased Departments:

Macy’s	Mid-priced regional malls	Motherhood; Pea (including, in some cases, Pea Collection)	$10 - $395	—
Sears	Mid-priced and moderate regional malls	Two Hearts Maternity by Destination Maternity	$8 - $36	—
Gordmans	Big box power centers	Motherhood	$10 - $45	—
buybuy BABY	Big box power centers	Motherhood; Pea	$10 - $198	—
Boscov’s	Mid-priced and moderate regional malls	Motherhood	$10 - $45	—
Century 21	World Trade Center, New York City	Motherhood; Pea	$15 - $350	—
Exclusive Licensed Brand Relationship:

Kohl’s	Big box power centers	Oh Baby by Motherhood	$8 - $36 (1)	—

(1)	Kohl’s, which sells our Oh Baby by Motherhood brand under an exclusive product and license agreement, sets the apparel price range for this merchandise.

The following table sets forth our store count by nameplate as of September 30, 2013.

Number of Stores

Motherhood Maternity	476
A Pea in the Pod	31
Destination Maternity:
Combo stores	56
Superstores	33
Total Destination Maternity stores	89
Total stores (1)	596

(1)	Excludes (i) leased departments, (ii) locations where Kohl’s sells our products under an exclusive product and license agreement and (iii) international franchised locations.

Major regional malls with several department stores and a wide range of price points may be able to accommodate a Destination Maternity store, or more than one maternity store. Our retail nameplates provide us with the ability to address multiple price alternatives at a given mall. Assuming we can obtain suitable locations under acceptable financial terms, our preference is to operate one larger-sized multi-brand store under the Destination Maternity nameplate in or near major regional malls, rather than two smaller single-brand stores. Over the last five fiscal years, we have reduced the number of major regional malls in which we had at least two of our store concepts, from 21 to five.

Motherhood Maternity Stores.     Motherhood Maternity is our largest chain with 476 stores as of September 30, 2013. Motherhood is positioned with a broad assortment of quality fashion at everyday low prices. Motherhood stores average approximately 1,800 square feet and are located primarily in mid-priced and moderate regional malls, strip and power centers, and central business districts. Motherhood stores include 86 outlet locations that carry Motherhood-branded merchandise as well as some closeout merchandise. In fiscal 2013, we opened six new Motherhood stores and outlets and closed 37 Motherhood stores and outlets, with 11 of these store closings related to Destination Maternity nameplate store openings. As of September 30, 2013, we operated 31 Motherhood stores in Canada and believe that market opportunities may permit us to open additional stores in Canada in the future.

A Pea in the Pod Stores.     As of September 30, 2013, we had 31 A Pea in the Pod stores, averaging approximately 2,100 square feet. Certain of the A Pea in the Pod stores are located in mid-priced regional malls, lifestyle centers and central business districts while others are located in upscale venues, including Beverly Hills, Water Tower Place (Chicago), South Coast Plaza (Orange County, California) and Newbury Street (Boston). In fiscal 2013, we closed five Pea stores, with two of these store closings related to Destination Maternity nameplate store openings.

Destination Maternity Stores.     As of September 30, 2013, we had 89 Destination Maternity nameplate stores averaging approximately 4,200 square feet, including 56 Destination Maternity combo stores and 33 Destination Maternity superstores.

Destination Maternity Combo Stores.     As of September 30, 2013, we had 56 Destination Maternity combo stores. Our combo stores are larger (average of approximately 3,000 square feet) than our single-brand stores, generally have higher average sales volume than our average store and provide the opportunity to improve store operating profit margins over time. A new combo store often involves closing two stores (often one Motherhood store and one Pea store), although we sometimes close only one store in a given geographical market in situations where we believe we can expand sales through replacing a single-brand store with a Destination Maternity combo store. Store closings will sometimes involve one-time store closing costs resulting primarily from early lease terminations. In fiscal 2013, we opened seven Destination Maternity combo stores, including one in Canada, and closed one Destination Maternity combo store.

Destination Maternity Superstores.     As of September 30, 2013, we had 33 Destination Maternity superstores. Destination Maternity superstores currently carry both of our primary merchandise brands (Motherhood and Pea), plus a greatly expanded line of maternity-related accessories, nursing products, health and fitness products, books, and body and nutritional products. Our Destination Maternity superstores also typically feature a dedicated “learning center” area for maternity-related classes, a “relax area” for husbands and shoppers alike, and an inside play area for the pregnant mom’s toddlers and young children, with six of our superstores also having our edamame® Maternity Spa®. These elements combine to give our Destination Maternity superstore not only the largest assortment of maternity apparel and accessories available, but also a unique and engaging atmosphere and experience for the maternity customer. A new Destination Maternity superstore typically involves closing at least two, and sometimes more, single-brand stores, is expected to decrease store operating expense percentages through economies of scale, and may increase overall sales in the geographical areas it serves. Destination Maternity superstores range from nearly 3,700 square feet to approximately 11,400 square feet, with an average of approximately 6,200 square feet for the 33 stores open as of September 30, 2013. Our flagship Destination Maternity superstore is located on the corner of 57th Street and Madison Avenue in New York City’s Manhattan borough. This is the largest maternity apparel store in the world, spanning three floors and including our edamame Maternity Spa, all of our primary apparel brands, prenatal education and yoga classes, a juice bar with Internet access, relax area and children’s play area. As the only national apparel retailer that is solely focused on maternity, we are further differentiating ourselves as the ultimate maternity apparel destination with these large, well-assorted, “must visit” superstores. In fiscal 2013, we opened two Destination Maternity superstores, including our first Destination Maternity superstore in Canada, and closed one Destination Maternity superstore, which was related to a Destination Maternity combo store opening.

Leased Departments.     In addition to the stores we operate, we have arrangements with department stores and baby specialty stores, including Macy’s, Sears, Gordmans, buybuy BABY, Boscov’s and Century 21 to operate maternity apparel departments in their stores. We are the exclusive maternity apparel provider in each of our leased department locations. We staff these leased departments at varying levels and maintain control of the pricing terms and the timing and degree of the markdowns of our merchandise that is sold in the leased departments. We operate our leased departments during the same hours and days as the host store and are responsible for replenishment of the merchandise in the leased departments. These leased departments typically involve the lease partner collecting all of the revenue from the leased department. The revenue is remitted to us, less a fixed percentage of the net sales earned by the lease partner as stipulated in each agreement.

The following table sets forth our leased department count by retail partner as of September 30, 2013.

Number of Leased Departments

Macy’s	614
Sears	502
Gordmans	93
buybuy BABY	59
Boscov’s	42
Century 21	1
Total leased departments (1)	1,311

(1)	Excludes (i) locations where Kohl’s sells our products under an exclusive product and license agreement and (ii) international franchised locations.

Exclusive Licensed Brand Relationship.     Our Oh Baby by Motherhood collection is available at Kohl’s stores under an exclusive product and license agreement. The collection was launched in February 2005 at Kohl’s stores throughout the United States and on Kohls.com. As of September 30, 2013, Kohl’s operates approximately 1,158 stores throughout the United States and offers our maternity apparel in a significant number of its stores.

International.      Currently, we operate 31 Motherhood stores and two Destination Maternity superstores in Canada, and a Motherhood website under a Canadian URL (MotherhoodCanada.ca).

In October 2008, we announced our planned expansion into six key markets in the Middle East through a franchise agreement with Multi Trend, a member of the Al-Homaizi Group, to introduce our brands into the Middle East. The initial franchise stores through our arrangement in the Middle East opened during 2009. As of September 30, 2013, our Motherhood and Pea merchandise is offered in 15 franchise stores operating in the Middle East.

In June 2011, we announced our expansion into South Korea through a franchise agreement with Agabang & Company, to introduce our brands into South Korea. Our Motherhood and Pea product is available for sale in maternity shop-in-shops operated by Agabang in its Agabang Gallery and Nextmom stores (which carry infant and children’s apparel and non-apparel merchandise, as well as maternity apparel) and other retail stores, and in franchise stores in South Korea. As of September 30, 2013, our Motherhood and Pea merchandise is offered in 13 shop-in-shops and four franchise stores in South Korea.

In November 2013, we announced our expansion into Mexico through a franchise agreement with El Puerto de Liverpool, S.A.B. de C.V., the largest department store company in Mexico.  We will initially make our Motherhood Maternity and A Pea in the Pod product available for sale in maternity shop-in-shops located in Liverpool’s department stores (which carry a wide range of products, including infant and children’s apparel and non-apparel merchandise, as well as maternity apparel) throughout Mexico, with plans to open freestanding franchise stores in Mexico later in 2014 and beyond.

In November 2013, we announced that we were unable to reach mutual agreement on acceptable renewal terms with Mahindra Retail, our franchisee for India and, thus, this franchise relationship, which began in April 2009, will end in March 2014. We do not expect that the discontinuation of this franchise relationship will have a significant impact on our financial results. As of September 30, 2013, our Motherhood and Pea merchandise is offered in 110 of Mahindra’s Mom & Me stores and one franchise store in India.

We continue to evaluate other international sales opportunities. As our Middle East, South Korea and Mexico franchise relationships demonstrate, our initial international strategy has consisted of franchising, licensing or similar arrangements with foreign partners. Our future international strategy may include franchising or licensing arrangements with foreign partners, as well as potentially entering into wholesale business arrangements, entering into joint ventures or developing our own operations in certain countries.

Internet Operations

We sell our merchandise on the Internet primarily at our DestinationMaternity.com website and our brand-specific websites such as Motherhood.com and APeaInThePod.com. We also sell our merchandise through our Canadian website, MotherhoodCanada.ca. We believe that many pregnant women use the Internet to find maternity-related information and to purchase maternity clothes. Our websites are therefore important tools for educating existing and potential customers about our brands and driving traffic to our stores. Our DestinationMaternity.com website contains maternity advice and information, related baby product information and editorial content. Our marketing and technology capabilities and the replenishment capabilities of our distribution facilities and stores enable us to incorporate Internet design, operations and fulfillment into our existing operations. We believe that our Internet operations represent a continued growth opportunity for the Company both by increasing Internet sales and by using the Internet to drive store sales. Our Internet sales increased 13% in fiscal 2013 and 144% over the last four fiscal years, and we look to continue to increase sales driven by our Internet operations in the future.

Marketing Partnerships

We believe our customers, particularly first-time mothers, are entering a new life stage that drives widespread changes in purchasing needs and behavior, thus making our maternity customer and her family a highly-valued demographic for a range of consumer products and services companies. We have been able to leverage the relationship we have with our customers to earn incremental revenues. We expect to continue to expand and leverage the relationship we have with our customers and earn incremental revenues through a variety of marketing partnership programs utilizing our extensive opt-in customer database and various in-store marketing initiatives, which help introduce our customers to various baby and parent-related products and services offered by leading third-party consumer products companies.

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

Design.     Our design department creates and produces samples and patterns for our contract-manufactured products under the guidance of the merchandising department. The design of our products begins with a review of global runway trends, current non-maternity retail fashion trends, fashion reporting service information and fabric samples. The designers review our best selling items from prior seasons and integrate current fashion ideas from the non-maternity apparel business.

Inventory Planning and Allocation.     Our inventory planning and allocation department is responsible for planning future inventory purchases and markdowns, as well as targeting overall inventory levels and turnover. We establish target inventories for each store using our inventory planning system with the goals of optimizing our merchandise assortment and turnover, maintaining adequate depth of merchandise by style and managing closeout and end-of-season merchandise consolidation. Our proprietary capabilities enable us to continually monitor and quickly respond to consumer demand and are integral to our inventory management program. These capabilities are facilitated by our customized merchandise analysis and planning system, which provides daily product sell-through data and merchandising information.

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

Currently, we operate our two distribution facilities in Philadelphia, Pennsylvania. We own our primary distribution center in Philadelphia, Pennsylvania and lease a facility located in the Philadelphia Naval Business Center in Philadelphia, Pennsylvania, which we use for warehousing, distribution and raw material cutting. In September 2013 we announced our plans to relocate our corporate headquarters and distribution operations from Philadelphia, Pennsylvania to southern New Jersey. Our corporate office operations (which are currently split between our headquarters at North 5th Street in Philadelphia and our offices in the Philadelphia Navy Yard) will move 12 miles from the current North 5th Street headquarters facility to a 74,000 square foot Class A office building in Moorestown, New Jersey. We expect this move to occur in Fall 2014. Our distribution operations (which are currently split between our main distribution center at North 5th Street in Philadelphia and our distribution facility in the Philadelphia Navy Yard) will move approximately 23 miles from the current North 5th Street distribution center to a new 406,000 square foot build-to-suit distribution center to be built in Florence Township, New Jersey. We expect this move to occur in early to mid 2015.

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

In 2007 we were accepted to participate in the U.S. Customs and Border Protection’s Drawback Compliance Program. The benefits of this program include (1) waiver of prior notice where we do not have to notify U.S. Customs at the time of export of product to Canada and (2) accelerated payment privileges, with respect to goods we export from the United States, which we previously imported into the United States, to receive drawback refunds of United States import duties previously paid within 30 days of filing the claim for refund.

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

Advertising and Marketing

We believe that we drive traffic into our stores through the power of our brands, referrals to friends and family from current and prior customers, our various websites and, perhaps most importantly, our convenient, high-traffic locations in various types of shopping malls and, to a much lesser extent, street locations. The key objectives of our marketing strategy are helping every new mom-to-be discover our brands and recognize us as the authority in maternity fashion; motivating her to purchase; reaffirming her decision to shop with us was the right one; and creating a memorable experience that she will share. We believe the marketing channels that are most relevant and engaging to a new mom-to-be include strategically placed national print advertising in pregnancy-targeted publications such as Fit Pregnancy, New Parent and American Baby; digital advertising; e-mail marketing; impactful in-store signage and visual presentations; publicity, celebrity outreach, and social media. For our Destination Maternity superstores, we advertise locally prior to each grand opening and continue to advertise both nationally and, at times, locally after the store opens. In addition, we utilize our publicity efforts to generate free editorial coverage locally and nationally in a variety of media formats for all of our brands.

Competition

Our business is highly competitive and characterized by low barriers to entry. The following are several factors important to competing successfully in the retail apparel industry: ability to anticipate fashion trends and customer preferences; product procurement and pricing; breadth of selection in sizes, colors and styles of merchandise; inventory control; quality of merchandise; store design and location; visual presentation and advertising; customer service and reputation. We face competition in our maternity apparel lines from various sources, including department stores, specialty retail chains, discount stores, independent retail stores and catalog and Internet-based retailers, from both new and existing competitors. Many of our competitors are larger and have substantially greater financial and other resources than us. Our mid- and luxury-priced merchandise faces a highly fragmented competitive landscape that includes locally based, single unit retailers, as well as a handful of multi-unit maternity operations, none of which we believe has more than 10 stores nationwide. In the value-priced maternity apparel business, we currently face competition on a nationwide basis from retailers such as Gap®, H&M®, Old Navy®, Target® and Wal-Mart®. In addition, with our exit from Babies“R”Us® in late October 2012 (in connection with our new broad-based partnership with Bed Bath & Beyond Inc. and its subsidiary, Buy Buy Baby, Inc.), in November 2012, Toys“R”Us, Inc. announced that it had entered into a partnership with Thyme Maternity, a Canada-based company, for a collection of maternity apparel and accessories to be featured in approximately 150 Babies“R”Us stores in the United States. Substantially all of these competitors also sell maternity apparel on their websites.

Employees

As of September 30, 2013, we had approximately 1,600 full-time and 2,700 part-time employees. None of our employees are covered by a collective bargaining agreement. We consider our employee relations to be good.

Executive Officers of the Company

The following table sets forth the name, age and position of each of our executive officers:

Name	Age	Position

Edward M. Krell	51	Chief Executive Officer
Christopher F. Daniel	56	President
Judd P. Tirnauer	45	Executive Vice President & Chief Financial Officer
Ronald J. Masciantonio	36	Executive Vice President & Chief Administrative Officer

Edward M. Krell has served as our Chief Executive Officer and a director since October 2008. From August 2010 to May 2011, Mr. Krell also served as the Company’s President. From July 2008 until October 2008, Mr. Krell served as our Chief Operating Officer and from May 2007 to July 2008, Mr. Krell served as our Chief Operating Officer & Chief Financial Officer. From November 2003 to May 2007, Mr. Krell served as our Executive Vice President—Chief Financial Officer, having served as Senior Vice President—Chief Financial Officer from the time he joined us in January 2002 until November 2003. Prior to joining us, Mr. Krell served in various senior financial management positions, including having served as Chief Financial Officer of London Fog Industries, Inc., a wholesale and retail distributor of rainwear and outerwear. Mr. Krell began his career as an investment banker with Kidder, Peabody & Co. Incorporated and earned a Master of Business Administration degree from Stanford University and a Bachelor of Arts degree from Harvard University. In 2010, Mr. Krell was named Citizen of the Year by the March of Dimes, Southeast Pennsylvania Division. In 2012, Mr. Krell was honored by Dignity U Wear as one of Dignity’s Champions, for his leadership role in facilitating our partnership with this charitable organization benefitting disadvantaged women. In 2013, Mr. Krell was named SmartCEO of the Year by Philadelphia SmartCEO magazine.

Christopher F. Daniel has served as our President since June 2011. Prior to joining us, Mr. Daniel served as President of Torrid, a division of Hot Topic, Inc., from November 2006. Mr. Daniel has also served in executive and management positions in merchandising and product development at Mervyn’s and Dayton-Hudson (divisions of Target Corporation), Structure (a division of Limited Brands, Inc.), and Charming Shoppes, Inc. Mr. Daniel earned a Bachelor of Arts degree in English Literature from the University of Richmond.

Judd P. Tirnauer has served as our Executive Vice President & Chief Financial Officer since November 2011. From July 2008 to November 2011, Mr. Tirnauer served as our Senior Vice President & Chief Financial Officer, having previously served as our Vice President—Finance from June 2005 to July 2008, Vice President—Financial Planning & Analysis from October 2003 to June 2005, and Director of Financial Planning & Analysis from the time he joined us in November 2001 until October 2003. Mr. Tirnauer has earned both a Master of Business Administration degree and a Juris Doctorate legal degree, and has earned a Certified Public Accountant designation.

Ronald J. Masciantonio has served as our Executive Vice President & Chief Administrative Officer since November 2012. From November 2012 to August 2013, Mr. Masciantonio also served as our General Counsel. From November 2011 until November 2012, Mr. Masciantonio served as our Executive Vice President & General Counsel, having previously served as our Senior Vice President & General Counsel from April 2010 to November 2011, and, prior to that, as our Vice President & General Counsel from August 2006. In August 2006, Mr. Masciantonio rejoined us, after having previously served as our Assistant General Counsel from February 2004 to May 2005. From May 2005 to August 2006, Mr. Masciantonio was Assistant General Counsel, North America for Taylor Nelson Sofres, N.A., a market research company with global headquarters in London, England. Prior to joining us originally in February 2004, Mr. Masciantonio was an Associate at the law firm of Pepper Hamilton LLP in Philadelphia, Pennsylvania from September 2001 to February 2004. Mr. Masciantonio earned his Juris Doctorate legal degree from Temple University School of Law in Philadelphia, Pennsylvania.

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

You should consider carefully all of the information set forth or incorporated by reference in this document and, in particular, the following risk factors associated with our business and forward-looking information in this document (see also “Forward-Looking Statements” included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations). The risks described below are not the only ones we face. Additional risks not presently known to us or that we do not currently consider significant may also have an adverse effect on us. If any of the risks below actually occur, our business, results of operations, cash flows, financial condition or stock price could suffer.

Our performance may be affected by general economic conditions and financial difficulties.

Our performance is subject to worldwide economic conditions and their impact on levels of consumer spending. Some of the factors that have, or have had, an impact on discretionary consumer spending include general economic conditions, employment, consumer debt, changes in personal net worth based on changes in securities market price levels, residential real estate and mortgage markets, taxation, healthcare costs, fuel and energy prices, interest rates, credit availability, consumer confidence and other macroeconomic factors.

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

Consumer purchases of discretionary items generally decline during recessionary periods and other periods where disposable income is adversely affected. Any downturn in the economy may affect consumer purchases of our merchandise and have an adverse impact on our sales, results of operations and cash flow. Because apparel generally is a discretionary purchase, declines in consumer spending may have a more negative effect on apparel retailers than on other retailers. We may not be profitable if there is a decline in consumer spending.

The turmoil in the financial markets in 2008-2009 resulted in extreme volatility in security prices and diminished liquidity and credit availability, and there can be no assurance that our liquidity will not be affected if similar turmoil were to arise in the financial markets and the global economy. Tightening of the credit markets and future turmoil in the financial markets could also make it more difficult for us to access funds, to refinance our indebtedness (if necessary), to enter into agreements for new indebtedness, or to obtain funding through the issuance of our securities.

In addition, the effect from the 2008-2009 credit crisis had a significant negative impact on businesses around the world, and the potential impact of this crisis, or potential future crises, on our suppliers cannot be predicted. The inability of suppliers to access liquidity, or the insolvency of suppliers, could lead to their failure to deliver our merchandise. Worsening economic conditions could also result in difficulties for financial institutions (including bank failures) and other parties that we may do business with, which could potentially impair our ability to access financing under existing arrangements or to otherwise recover amounts as they become due under our other contractual arrangements. Additionally, either as a result of, or independent of, any financial difficulties and economic weakness in the United States, material fluctuations in currency exchange rates could have a negative impact on our business.

Our sales, comparable sales and quarterly results of operations have fluctuated in the past and can be expected to continue to fluctuate in the future and, as a result, the market price of our common stock may fluctuate or decline substantially.

Our sales, comparable sales and quarterly results of operations have fluctuated in the past and can be expected to continue to fluctuate in the future and are affected by a variety of factors, including:

—	the opening of new stores, the closing of existing stores, and the success of our leased department, licensed brand and international franchise relationships;

—	the timing of new store openings, and leased department, licensed brand and international franchised business openings;

—	the timing of the fulfillment of purchase orders under our product and license arrangements;

•	any disruption to our operations that may arise in connection with the relocations of our corporate office and distribution operations;

—	the extent of cannibalization of sales volume of some of our existing retail locations by our new retail locations opened in the same geographic markets or by our Internet sales;

—	changes in our merchandise mix;

—	any repositioning of our brands;

—	general economic conditions and, in particular, the retail sales environment;

—	calendar shifts, including shifts of holiday or seasonal periods, or shifts in the number of weekend days occurring in a given calendar period;

—	changes in pregnancy rates and birth rates;

—	actions of competitors;

—	the level of success and/or actions of anchor tenants where we have stores, or leased department, licensed brand and international franchise relationships;

—	fashion trends; and

—	weather conditions and seasonality.

If, at any time, our sales, comparable sales or quarterly results of operations decline or do not meet the expectations of investors, the price of our common stock could decline substantially.

Our share price may be volatile and could decline substantially.

The market price of our common stock has been, and is expected to continue to be, volatile, both because of actual and perceived changes in our financial results and prospects, and because of general volatility in the stock market. The factors that could cause fluctuations in our share price may include, among other factors discussed in this section, the following:

—	actual or anticipated variations in the financial results and prospects of our business or other companies in the retail business;

—	changes in financial estimates by Wall Street research analysts;

—	actual or anticipated changes in the United States economy or the retailing environment;

—	changes in the market valuations of other specialty apparel or retail companies;

—	announcements by our competitors or us;

—	additions and departures of key personnel;

—	changes in accounting principles;

—	the passage of legislation or other developments affecting us or our industry;

—	the trading volume of our common stock in the public market;

—	changes in economic conditions;

—	financial market conditions;

—	natural disasters, terrorist acts, acts of war or periods of civil unrest; and

—	the realization of some or all of the risks described in this section entitled “Risk Factors.”

In addition, the stock markets have experienced significant price and trading volume fluctuations from time to time, and the market prices of the equity securities of retailers have been extremely volatile and are sometimes subject to sharp price and trading volume changes. These broad market fluctuations may materially and adversely affect the market price of our common stock.

We may not be successful in maintaining and expanding our business and opening new retail locations.

Any future growth depends significantly on:

—	our ability to successfully establish and operate new stores (including Destination Maternity combo stores and superstores) on a profitable basis;

—

our ability to successfully establish new, and to maintain our current, leased department and licensed brand relationships, and to operate such leased department and licensed brand relationships on a profitable basis; and

—	the success and profitability of our international business, including our ability to successfully establish new, and to maintain our current, international franchise relationships.

This growth, if it occurs, will place increased demands on our management, operational and administrative resources. These increased demands and operating complexities could cause us to operate our business less effectively, which, in turn, could cause a deterioration in our financial performance and negatively impact our growth. Any planned growth will also require that we continually monitor and upgrade our management information and other systems, as well as our procurement and distribution infrastructure.

Our ability to establish and operate new stores and our leased department and licensed brand relationships successfully depends on many factors, including, among others, our ability to:

—	identify and obtain suitable store locations, including mall locations, the availability of which is outside of our control;

—	retain existing, expand existing and establish new leased department and licensed brand relationships;

—	negotiate favorable lease terms for stores, including desired tenant improvement allowances;

—	negotiate favorable lease terminations for existing store locations in markets where we intend to open new Destination Maternity combo stores or superstores;

—	source sufficient levels of inventory to meet the needs of new stores and our leased department and licensed brand relationships;

—	successfully address competition, merchandising and distribution challenges; and

—	hire, train and retain a sufficient number of qualified store personnel.

The success and profitability of our international business depends on many factors, including, among others:

—	our ability to retain our current international franchisees and our ability to identify and reach agreement with new international franchisees or partners;

—	the ability of our international franchisees or partners to identify and obtain suitable store locations, including mall locations, the availability of which is outside of their control;

—	the ability of our international franchisees or partners to negotiate favorable lease terms for stores, including desired tenant improvement allowances;

—	our ability to source sufficient levels of inventory to meet the needs of our franchisees’ or partners’ international operations;

—	our ability and the ability of our international franchisees or partners to successfully address competition, merchandising and distribution challenges; and

—	the ability of our international franchisees or partners to hire, train and retain a sufficient number of qualified store personnel.

There can be no assurance that we will be able to grow our business and achieve our goals. Even if we succeed in establishing new stores, further developing our leased department and licensed brand relationships, and further expanding our international relationships, we cannot assure that these initiatives will achieve planned revenue or profitability levels in the time periods estimated by us, or at all. If any of these initiatives fails to achieve or is unable to sustain acceptable revenue and profitability levels, we may incur significant costs. For example, in connection with our new broad-based partnership with Bed Bath & Beyond Inc. and its subsidiary, Buy Buy Baby, Inc., we discontinued operation of our 124 remaining leased departments in Babies“R”Us in October 2012 and opened leased departments in select buybuy BABY stores. Although we are confident that the new relationship with Bed Bath & Beyond Inc. and Buy Buy Baby, Inc. will be a profitable one for our Company and our stockholders, there is no guarantee of success.

Our business, financial condition and results of operations may be materially and adversely impacted at any time by a significant number of competitors.

We operate in a highly competitive environment characterized by few barriers to entry. We compete against department stores, specialty retail chains, discount stores, independent retail stores and catalog and Internet-based retailers. Many of our competitors are larger and have substantially greater financial and other resources than us. Further, we do not typically advertise using television and radio media and thus do not reach customers through means our competitors may use. Our mid- and luxury-priced merchandise faces a highly fragmented competitive landscape that includes locally based, single unit retailers, as well as a handful of multi-unit maternity operations, none of which we believe have more than 10 stores nationwide. In the value-priced maternity apparel business, we face competition on a nationwide basis from retailers such as Gap, H&M, Old Navy, Target and Wal-Mart. In addition, with our exit from Babies“R”Us in late October 2012 (in connection with our broad-based partnership with Bed Bath & Beyond Inc. and its subsidiary, Buy Buy Baby, Inc.), in November 2012, Toys“R”Us, Inc. announced that it had entered into a partnership with Thyme Maternity, a Canada based company, for a collection of maternity apparel and accessories to be featured in approximately 150 Babies“R”Us stores in the United States. Substantially all of these competitors also sell maternity apparel on their websites. Our business, financial condition and results of operations may be materially and adversely affected by this competition, including the potential for increased competition in the future. For example, the maternity apparel business has previously experienced oversupply conditions due to increased competition in the maternity apparel business, which resulted in a greater level of industry-wide markdowns and markdowns recognized by us on sales from our retail locations. There can be no assurance that these conditions will not occur again or worsen.

Our relationships with third-party retailers may not be successful.

We cannot guarantee successful results from or the continuation of our leased department and licensed brand relationships with third-party retailers such as Macy’s, Sears, Gordmans, buybuy BABY, Boscov’s, Century 21 and Kohl’s. Under our agreement with Kohl’s, subject to certain notice obligations, Kohl’s is not obligated to purchase any maternity apparel from us and we are not obligated to sell any maternity apparel to them. We do not control the pricing terms or the timing or degree of the markdowns at Kohl’s. Under our agreements with our retail partners, those partners do not make any promises or representations as to the potential amount of business we can expect from the sale of our product in their stores. For example, we discontinued offering maternity apparel in our 124 remaining Babies“R”Us locations in October 2012 in connection with our broad-based partnership with Bed Bath & Beyond Inc. and its subsidiary, Buy Buy Baby, Inc. The success of our leased department and licensed brand businesses is highly dependent on the actions and decisions of the third-party retailers, which are outside of our control. The retailers could limit the merchandise carried, close stores, go out of business or terminate their agreements with us. Our failure to properly manage our leased department and licensed brand businesses (including any failure by us in timely delivering goods to any third-party retailer or any failure to respond to the actions of, or changes in, business conditions at third-party retailers) would have a direct impact on the profitability and continuation of these relationships.

Our business depends on sustained demand for maternity clothing and is sensitive to birth rates, women’s fashion trends, economic conditions and consumer spending.

Our business depends upon sustained demand for maternity clothing. Our future performance will be subject to a number of factors beyond our control, including demographic changes, fashion trends, economic conditions and consumer spending. If demand for maternity clothing were to decline for any reason, such as a decrease in the number of pregnancies, our operating results could be materially and adversely affected. For example, according to the United States Census Bureau and United States Centers for Disease Control and Prevention, births declined 1.1% in calendar 2011 compared to calendar 2010, declined 3.2% in calendar 2010 compared to calendar 2009, and declined a total of 8.4% from calendar 2007 to calendar 2012. If this trend were to continue it could negatively affect our business and results of operations. Additionally, our operating results could be materially and adversely affected if certain non-maternity women’s apparel fashions have a more pregnancy-friendly fit. For example, in the past, we were negatively impacted by the popularity of certain styles in the non-maternity women’s apparel market, such as trapeze and baby-doll dresses and tops, which can more readily fit a pregnant woman early in her pregnancy than typical non-maternity fashions. Downturns, or the expectation of a downturn, in general economic conditions could materially and adversely affect consumer spending patterns, our business, financial condition and results of operations. In addition, the specialty apparel retail business historically has been subject to cyclical variations. Consumer purchases of specialty apparel products, including maternity wear, may decline during recessionary periods and at other times when disposable income is lower. Declines in consumer spending patterns may have a more negative effect on apparel retailers than some other retailers. Therefore, we may not be able to maintain our historical sales and earnings, or remain as profitable, if there is a decline in consumer spending patterns. A prolonged economic downturn could have a material adverse impact on our business and results of operations.

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

We may not successfully minimize the disruption to our operations that may result from our planned relocations of our headquarters and distribution facilities, and/or we may not actually collect the incentive package benefits offered to us in connection with such relocations.

In September 2013 we announced our plans to relocate our corporate headquarters and distribution operations from Philadelphia, Pennsylvania to southern New Jersey. Our corporate office operations (which are currently split between our headquarters at North 5th Street in Philadelphia and our offices in the Philadelphia Navy Yard) will move 12 miles from the current North 5th Street headquarters facility to a completely renovated 74,000 square foot Class A office building in Moorestown, New Jersey. We expect this move to occur in Fall 2014. Our distribution operations (which are currently split between our main distribution center at North 5th Street in Philadelphia and our distribution facility in the Philadelphia Navy Yard) will move approximately 23 miles from the current North 5th Street distribution center to a new 406,000 square foot build-to-suit distribution center to be built in Florence Township, New Jersey. We expect this move to occur in early to mid 2015. Although we will make every effort to minimize the operational disruption caused by these relocations, we cannot provide any assurance that these efforts will be successful. Any material disruption to our overall operations that results from this relocation could have a material adverse impact on our business and results of operations.

To help us offset the costs of these relocations, the Board of the New Jersey Economic Development Authority approved us for an incentive package of $40 million in benefits, over a 10-year period, from the State of New Jersey under the Grow New Jersey Assistance Program. In order to receive the benefits of the incentive package we need to meet certain levels of annual jobs and other requirements. If we do not meet these job levels or other requirements on an annual basis, we will not receive some or all of the benefits. Our inability to receive these benefits could have a material adverse impact on our business and results of operations.

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

An inability to generate sufficient cash could have important consequences. For example, it could:

—	increase our vulnerability to general adverse economic and industry conditions;

—	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

—	place us at a competitive disadvantage compared to our competitors;

—	limit our ability to borrow money;

—	make it more difficult for us to open new stores or improve or expand existing stores;

—	restrict our ability to pay dividends or make distributions to our stockholders;

—	require us to incur significant additional indebtedness; and

—	make it more difficult for us to pursue strategic acquisitions, alliances and partnerships.

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

The efficient operation of our business is heavily dependent on our internally developed management information systems (“MIS”). In particular, we rely on point-of-sale terminals, which provide information to our customized merchandise analysis and planning system used to track sales and inventory, and we rely on our Internet websites through which we sell merchandise to our customers. The merchandise analysis and planning system helps integrate our design, manufacturing, distribution and financial functions, and also provides daily financial and merchandising information. Although our software programs and data are backed up and securely stored off-site, our servers and computer systems are located at our headquarters in Philadelphia, Pennsylvania. These systems and our operations are vulnerable to damage or interruption from:

—	fire, flood and other natural disasters;

—	power loss, computer systems failures, Internet and telecommunications or data network failures;

—	operator negligence, and improper operation by or supervision of employees;

—	physical and electronic loss of data or security breaches, misappropriation and similar events;

—	computer viruses; and

—

any failure to minimize any operational disruption in our systems caused by the planned relocation of our corporate headquarters and distribution operations from Philadelphia, Pennsylvania to southern New Jersey.

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

We also need to ensure that our systems are consistently adequate to handle our anticipated business growth and are upgraded as necessary to meet our needs. The cost of any such system upgrades or enhancements could be significant. As a result, our business and results of operations could be materially and adversely affected if our servers and systems were inoperable, inaccessible, or inadequate.

From time to time, we improve and upgrade our MIS and the functionality of our Internet websites. If we are unable to maintain and upgrade our systems or Internet websites, or to integrate new and updated systems or changes to our Internet websites in an efficient and timely manner, our business and results of operations could be materially and adversely affected.

A cybersecurity incident could have a negative impact on our business and results of operations.

A cyber attack may bypass the security for our MIS causing an MIS security breach and leading to a material disruption of our MIS and/or the loss of business information and/or Internet sales. Such a cyber attack could result in any of the following:

—	theft, destruction, loss, misappropriation or release of confidential data or intellectual property;

—	operational or business delays resulting from the disruption of MIS and subsequent clean-up and mitigation activities;

—	negative publicity resulting in reputation or brand damage with our customers, partners or industry peers; and

—	loss of sales generated through our Internet websites through which we sell merchandise to customers, to the extent these websites are affected by a cyber attack.

As a result, our business and results of operations could be materially and adversely affected.

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

We also face a variety of other risks generally associated with relying on vendors that do business in foreign markets and import merchandise from abroad, such as:

—	political instability or the threat of terrorism, particularly in countries where our vendors source merchandise;

—	enhanced security measures at United States and foreign ports, which could delay delivery of imports;

—	imposition of new or supplemental duties, taxes and other charges on imports;

—	delayed receipt or non-delivery of goods due to the failure of foreign-source suppliers to comply with applicable import regulations;

—	delayed receipt or non-delivery of goods due to organized labor strikes or unexpected or significant port congestion at United States ports; and

—	local business practice and political issues, including issues relating to compliance with domestic or international labor standards, which may result in adverse publicity.

The United States may impose new initiatives that adversely affect the trading status of countries where apparel is manufactured. These initiatives may include retaliatory duties or other trade sanctions that, if enacted, would increase the cost of products imported from countries where our vendors acquire merchandise. Any of these factors could have a material adverse effect on our business and results of operations.

We could be materially and adversely affected if our distribution operations are disrupted.

To support our distribution of product throughout the world, we currently operate our main distribution facility and one significantly smaller distribution facility, both in Philadelphia, Pennsylvania. We plan to relocate our distribution operations from Philadelphia, Pennsylvania to southern New Jersey. Our distribution operations (which are currently split between our main distribution center at North 5th Street in Philadelphia and our distribution facility in the Philadelphia Navy Yard) will move approximately 23 miles from the current North 5th Street distribution center to a new 406,000 square foot build-to-suit distribution center to be built in Florence Township, New Jersey. We expect this move to occur in early to mid 2015. Finished garments from contractors and other manufacturers are inspected and stored in our distribution facilities. We do not have other distribution facilities to support our distribution needs. If our main distribution facility were to shut down or otherwise become inoperable or inaccessible for any reason (such as, for example, due to natural disasters, like Hurricane Sandy, which affected our region in early fiscal 2013, or due to our failure to manage the distribution operations relocation with minimal disruption), we could incur significantly higher costs and longer lead times associated with the distribution of our products to our stores and to our third-party retailers during the time it takes to reopen or replace this facility. In light of our strategic emphasis on rapid replenishment as a competitive strength, a distribution disruption might have a disproportionately adverse effect on our operations and profitability relative to other retailers. In addition, the loss or material disruption of service from any of our shippers for any reason, whether due to freight difficulties, strikes, natural disaster or other difficulties at our principal transport providers or otherwise, could have a material adverse impact on our business and results of operations.

We could be materially and adversely affected if we are unable to obtain sufficient raw materials or maintain satisfactory manufacturing arrangements.

We do not own any manufacturing facilities and therefore depend on third parties to manufacture our products. We place our orders for production of merchandise and raw materials by purchase order and do not have any long-term contracts with any manufacturer or supplier. We compete with many other companies, many of which are larger and have substantially greater financial and other resources than us, for production facilities and raw materials. Furthermore, we have received in the past, and may receive in the future, shipments of products from manufacturers that fail to conform to our quality control standards or environmental standards. In such event, unless we are able to obtain replacement products in a timely manner, we may lose sales. We have no ability to control the environmental compliance (including compliance with climate change requirements) of these third-party manufacturers. If we fail to maintain favorable relationships with these third parties, or if we cannot obtain an adequate supply of quality raw materials on commercially reasonable terms, it could have a material adverse impact on our business, financial condition and results of operations.

Fluctuations in commodity prices could result in an increase in component costs, delivery costs and overall product costs.

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

The apparel industry is subject to rapidly changing fashion trends and shifting consumer demands. Accordingly, our success depends on the priority that our target customers place on fashion and our ability to anticipate, identify and capitalize on emerging fashion trends. Our ability or our failure to anticipate, identify or react appropriately to changes in styles or trends could lead to, among other things, excess inventories and higher markdowns, as well as the decreased appeal of our brands. Particular fashion trends, or an inaccuracy of our forecasts regarding fashion trends, could have a material adverse effect on our business, financial condition and results of operations. For example, in the past we were negatively impacted from the popularity of certain styles in the non-maternity women’s apparel market, such as trapeze and baby-doll dresses and tops, which can more readily fit a pregnant woman early in her pregnancy than typical non-maternity fashions.

The failure to attract and retain highly skilled and qualified senior management personnel could have a material adverse impact on our business and results of operations.

Our business requires disciplined execution at all levels of our organization in order to timely deliver and display fashionable merchandise in appropriate quantities in our stores. This execution requires experienced and talented management. We currently have a management team with a great deal of experience with us and in apparel retailing. If we were to lose the benefit of this experience, our business and results of operations could be materially and adversely affected.

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

Our business, like that of other retailers, is seasonal. Results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. Quarterly results may fluctuate materially depending upon, among other things, increases or decreases in comparable sales, the timing of new retail location openings, the timing of retail location closings, net sales and profitability contributed by new retail locations, the timing of the fulfillment of purchase orders under our product, license brand and international business arrangements, adverse weather conditions, shifts in the timing of certain holidays and promotions, changes in inventory and production levels and the timing of deliveries of inventory, and changes in our merchandise mix. Our quarterly net sales have historically been highest in our third fiscal quarter, corresponding to the peak Spring selling season. Given the historically higher sales level in our third fiscal quarter and the relatively fixed nature of most of our operating expenses, we have typically generated a very significant percentage of our full year operating income and net income during our third fiscal quarter. Thus, any factors which result in a material reduction of our sales for the third quarter could have a material adverse effect on our results of operations for our fiscal year as a whole. Seasonal fluctuations in sales also affect our inventory levels, as we usually order merchandise in advance of peak selling periods and sometimes before new fashion trends are confirmed by customer purchases. We must carry a significant amount of inventory, especially before the peak Spring selling season. If we are not successful in selling our inventory during this period, we may be forced to rely on markdowns or promotional sales to sell the excess inventory or we may not be able to sell the inventory at all, which could have a material adverse effect on our business, financial condition and results of operations.

If an independent contract manufacturer violates labor or other laws, or is accused of violating any such laws, or if their labor practices diverge from those generally accepted as ethical, it could harm our business and brand image.

While we maintain policies and guidelines with respect to labor practices that independent manufacturers that produce goods for us are contractually required to follow, and while we have an independent firm and Company employees inspect certain manufacturing sites to monitor compliance, we cannot control the actions of such manufacturers or the public’s perceptions of them, nor can we assure that these manufacturers will conduct their businesses using ethical or legal labor practices. Apparel companies can be held jointly liable for the wrongdoings of the manufacturers of their products. While many of our independent manufacturers are routinely monitored by buying representatives, who assist us in the areas of compliance, garment quality and delivery, we do not control the manufacturers’ business practices or their employees’ employment conditions, and manufacturers act in their own interest which may be in a manner that results in negative public perceptions of us, and/or employee allegations against us, or court determinations that we are jointly liable. Violations of law by our importers, buying agents, independent manufacturers or distributors could result in delays in shipments and receipt of goods and could subject us to fines or other penalties, any of which could restrict our business activities, increase our operating expenses or cause our sales to decline.

We may be unable to protect our trademarks and other intellectual property and may be subject to liability if we are alleged to have infringed on another party’s intellectual property.

We believe that our trademarks, service marks and other intellectual property are important to our continued success and our competitive position due to their recognition with our customers. We devote substantial resources to the establishment and protection of our trademarks, service marks and other intellectual property. Although we actively protect our intellectual property, there can be no assurance that the actions that we have taken to establish and protect our trademarks, service marks and other intellectual property, including our rights in our management information systems and our proprietary rights in products for which we have applied for or received patent protection (for example, our Secret Fit Belly® innovation), will be adequate to prevent imitation of our marks, products or services by others or to prevent others from seeking to block sales of our products as a violation of their trademarks, service marks or other proprietary rights. For example, in October 2012 we filed a lawsuit against Target Corporation and others for infringement of our proprietary patented Secret Fit Belly technology. There is no guarantee that this effort to enforce our rights will be successful. Also, others may assert rights in, or ownership of, our trademarks and other proprietary rights or may allege that we have or are infringing on their intellectual property rights and we may not be able to successfully resolve these types of conflicts. In addition, the laws of certain foreign countries may not protect our trademarks and proprietary rights to the same extent as do the laws of the United States. We cannot assure you that these registrations will prevent imitation of our name, merchandising concept, store design or private label merchandise, or the infringement of our other intellectual property rights by others. Imitation of our name, merchandising concept, store design or private label merchandise in a manner that projects lesser quality or carries a negative connotation of our brand image could have a material adverse effect on our business, financial condition and results of operations. Additionally, the high expense in both prosecuting and defending against, and potential liability related to, alleged infringements of intellectual property rights could be substantial and could have a material adverse effect on our business, financial condition and results of operations.

If climate change laws or regulations were to become applicable to our business, or if any third party with whom we have a leased department, licensed brand or international business relationship imposed reporting or other obligations on us due to their own compliance programs, we could incur additional expense to meet the requirements and our failure to comply could have a material adverse effect on our business.

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

Some retailers have adopted “sustainability” or other policies that encourage or require suppliers to report and/or reduce GHG emissions. No third party with whom we have a leased department, licensed brand or international franchise relationship currently requires us to report GHG emissions to them. However, we expect that certain of these third parties may do so in the future, which would require us to expend financial and other resources to comply with such requirements. In addition, if such requirements are imposed on us, our relationship with such third parties could be damaged if we were unable to comply.

Changes in the health care regulatory environment could cause us to incur additional expense and our failure to comply with related legal requirements could have a material adverse effect on our business.

In 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 were signed into law in the United States. This legislation expands health care coverage to many uninsured individuals and expands coverage to those already insured. The changes required by this legislation could cause us to incur additional health care and other costs.

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

In the event of war or acts of terrorism, or if either is threatened, our ability to obtain merchandise available for sale and consumer demand for our merchandise may be negatively affected. A substantial portion of our merchandise is imported from other countries. In addition, we not only generate sales in the United States and Canada through our own retail locations, but also in foreign countries through our international franchise relationships. If goods become difficult or impossible to import into the United States, and if we cannot obtain such merchandise from other sources at similar costs, our sales and profit margins may be materially and adversely affected. Further, if consumer demand in any country where we do business is negatively affected, our sales in such country would suffer. In the event that commercial transportation is curtailed or substantially delayed, our business may be materially and adversely impacted, as we may have difficulty shipping merchandise to our main distribution facility, retail locations, and licensed brand and international business partners, as well as fulfilling Internet orders.

The terms of our debt instruments impose financial and operating restrictions.

Our credit facility contains restrictive covenants that limit our ability to engage in activities that may be in our long term best interests. These covenants limit or restrict, among other things, our ability to:

—	incur additional indebtedness;

—	pay dividends or make other distributions in respect of our equity securities, or purchase or redeem capital stock, or make certain investments;

—	have our subsidiaries pay dividends, make loans or transfer assets to us;

—	sell assets, including the capital stock of our subsidiaries;

—	enter into any transactions with our affiliates;

—	transfer any capital stock of any subsidiary or permit any subsidiary to issue capital stock;

—	create liens;

—	enter into certain sale/leaseback transactions;

—	effect a consolidation or merger or transfer of all or substantially all of our assets; and

—	engage in other lines of business unless reasonably related to our existing business.

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

We are a Delaware corporation and the anti-takeover provisions of Delaware law impose various impediments to the ability of a third party to acquire control of the Company, even if a change of control would be beneficial to our existing stockholders. We also have adopted a stockholder rights plan, commonly known as a “poison pill,” that entitles our stockholders to acquire additional shares of us, or a potential acquirer of us, at a substantial discount to their market value in the event of an attempted takeover. In addition, our amended and restated certificate of incorporation and bylaws contain provisions that may discourage, delay or prevent a merger or acquisition involving us that our stockholders may consider favorable by, among other things:

—	authorizing the issuance of preferred stock, the terms of which may be determined at the discretion of our Board of Directors;

—	restricting the ability of stockholders to call special meetings of stockholders; and

—	establishing advance notice requirements for nominations for election to our Board of Directors or for proposing matters that can be acted on by stockholders at meetings.

These provisions may also reduce the market value of our common stock.

If we are unable to pay quarterly dividends at intended levels or if our Board of Directors decides to reduce the level of our dividend, our reputation and stock price may be harmed.

Our quarterly cash dividend is currently $0.1875 per common share. The dividends declared and paid by us to date meet all requirements under the terms of our debt agreements and applicable law; however, any future payment of dividends will be at the discretion of our Board of Directors and the ability to pay any such future dividends, or to pay such dividends at the current level, will be based upon certain restrictive financial covenants, earnings, capital requirements and our financial condition, among other factors, at the time any such dividend is considered. In addition, our ability or decision to pay dividends at all or at the current level may be subject to certain economic, financial, competitive and other factors (such as the level of taxation of dividends) that are beyond our control. Our Board of Directors may, at its discretion, decrease the intended level of dividends or entirely discontinue the payment of dividends at any time. Any failure to pay dividends after we have announced our intention to do so may negatively impact our reputation and investor confidence in us, and may also negatively impact our stock price.

The increase in our sales and marketing efforts that target markets outside the United States and Canada expose us to additional risks associated with international operations.

Although an immaterial amount of our sales are currently derived from international sales outside of Canada, we are actively seeking to expand our international presence, and we have franchise arrangements in the Middle East, South Korea and Mexico. We may not be successful in these efforts. In November 2013, we announced that we were unable to reach mutual agreement on acceptable renewal terms with our franchisee for India and, thus, this franchise relationship, which began in April 2009, will end in March 2014, however we do not expect that the discontinuation of this franchise relationship will have a significant impact on our financial results. International operations and sales subject us to risks and challenges that we would otherwise not face if we conducted our business only in the United States. For example, we may depend on third parties to market our products through foreign sales channels, and we may be challenged by laws and business practices favoring local competitors. In addition, our ability to succeed in foreign markets will depend on our ability to protect our intellectual property. We must also adapt our pricing structure to address different pricing environments and may face difficulty in enforcing revenue collection internationally. Emerging markets are a significant focus of our international growth strategy. The developing nature of these markets presents a number of risks. Deterioration of social, political, labor or economic conditions in a specific country or region and difficulties in staffing and managing foreign operations may also materially and adversely affect our operations or financial results or those of our franchisees. Operations outside the United States may be affected by changes in trade protection laws, policies and measures, and other regulatory requirements affecting trade and investment, including the Foreign Corrupt Practices Act and local laws prohibiting corrupt payments. To the extent we achieve significant sales outside of the United States in the future, we may have significant exposure to fluctuating foreign currency exchange rates.

Although our initial international strategy has consisted primarily of franchising, licensing or similar arrangements with foreign partners, for certain markets we may consider direct investment in international operations, such as by entering into joint ventures or developing our own operations in certain countries.  This approach will expose us to the risks identified above with respect to franchising as well as to the risk of loss of our direct investment (such as, for example, loss on investments made through capital contributions in a joint venture, and/or in connection with capital expenditures to develop our own operations in certain countries).  Further, the risk of direct investment in a joint venture in which we are a minority owner presents the unique risk of having a significant investment in a business that is controlled by, and effectively operated by, an unrelated third party.

New regulations related to conflict minerals could adversely impact our business.

The SEC has promulgated final rules pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act regarding disclosure of the use of tin, tantalum, tungsten and gold, known as conflict minerals, included in components of products either manufactured by public companies or for which public companies have contracted to manufacture. These new rules require due diligence to determine whether such minerals originated from the Democratic Republic of Congo (the “DRC”) or an adjoining country and whether such minerals helped finance the armed conflict in the DRC. The first conflict minerals report required by the new rules is due by May 31, 2014 and annually thereafter. While we do not manufacture products, we may be deemed to contract to manufacture products. There will be costs associated with complying with these disclosure requirements, including costs to determine the origin of conflict minerals used in any products we are deemed to contract to manufacture. In addition, the implementation of these rules could adversely affect the sourcing, supply and pricing of materials used in our products. Also, we may face reputational challenges if the due diligence procedures we implement do not enable us to verify the origins for all conflict minerals or to determine that such minerals are DRC conflict-free.

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

Currently, we own our principal executive offices and distribution facility, which is located at 456 North 5th Street, Philadelphia, Pennsylvania. This facility consists of approximately 318,000 square feet, of which approximately 45,000 square feet is dedicated to office space and the remaining square footage is used for finished goods warehousing and distribution. In August 2002, we entered into a ten-year lease, with renewal options for two successive five year terms, for a facility located at 2001 Kitty Hawk Avenue, Philadelphia, Pennsylvania in the Philadelphia Naval Business Center. We have since amended the lease to extend the initial term through February 2014. The area leased at this facility, which we use for some finished goods warehousing and distribution, raw material cutting and warehousing, and office space consists of approximately 69,000 square feet of space, of which 8,000 square feet is dedicated to office space. From time to time we have also utilized third-party warehousing services in the Philadelphia,

Pennsylvania area when we had increased storage requirements. These services essentially operated on a month-to-month basis. Our facilities are subject to state and local regulations that range from building codes to health and safety regulations.

In September 2013 we announced our plans to relocate our corporate headquarters and distribution operations from Philadelphia, Pennsylvania to southern New Jersey. Our corporate office operations (which are currently split between our headquarters at North 5th Street in Philadelphia and our offices in the Philadelphia Navy Yard) will move 12 miles from the current 5th Street headquarters facility to a 74,000 square foot Class A office building in Moorestown, New Jersey. We expect this move to occur in Fall 2014. Our distribution operations (which are currently split between our main distribution center at North 5th Street in Philadelphia and our distribution facility in the Philadelphia Navy Yard) will move approximately 23 miles from the current 5th Street distribution center to a new 406,000 square foot build-to-suit distribution center to be built in Florence Township, New Jersey. We expect this move to occur in early to mid 2015.  Since our Navy Yard lease term ends in February 2014, until our new facilities are ready for occupancy we will temporarily relocate our Navy Yard operations partly to our principal office and distribution center in Philadelphia and partly to temporary office space in close proximity to our current Navy Yard facility. After we relocate our distribution operations, we believe that our facilities will be adequate to support our anticipated distribution needs. In the event we need additional space to meet our future distribution needs, we believe that such space would be readily available.

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

As of September 30, 2013, the following numbers of store leases are set to expire as listed in the table below. We do not expect the expiration of any leases to have a material adverse impact on our business or operations.

Fiscal Year Leases Expire	Number of Stores

2014	179
2015	109
2016	68
2017	55
2018	65
2019 and later	120
Total	596

In addition to the stores we operate, we have arrangements with department and specialty stores, including Macy’s, Sears, Gordmans, buybuy BABY, Boscov’s and Century 21 to operate maternity apparel departments in their stores. These leased departments typically involve the retail partner collecting all of the revenue from the leased department. The revenue is remitted to us, less a fixed percentage of the net sales earned by the retail partner as stipulated in the agreement. We provide at least some amount of staffing for each of the leased departments, with the amount varying depending on the specific arrangement. Generally, under each of our leased department agreements, our retail partner has the right to terminate any or all of our rights to operate our leased departments in their stores subject to varying notice requirements.

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

Our common stock is traded on the Nasdaq Global Market under the symbol “DEST.” The following table sets forth for the periods indicated below the reported high and low sales prices of our common stock, as reported on the Nasdaq Global Market, and the per share amount of cash dividends paid on our common stock:

	Market Prices		Dividends Declared and Paid
	High	Low

Fiscal Year Ended September 30, 2013:
Quarter ended December 31, 2012	$22.47	$17.99	$0.1750
Quarter ended March 31, 2013	23.90	21.33	0.1750
Quarter ended June 30, 2013	25.86	21.91	0.1875
Quarter ended September 30, 2013	32.77	24.74	0.1875

Fiscal Year Ended September 30, 2012:
Quarter ended December 31, 2011	$17.79	$12.17	$0.1750
Quarter ended March 31, 2012	19.15	14.38	0.1750
Quarter ended June 30, 2012	22.17	18.00	0.1750
Quarter ended September 30, 2012	22.53	16.32	0.1750

As of December 4, 2013, there were 1,353 holders of record and 3,861 estimated beneficial holders of our common stock.

We initiated a regular quarterly cash dividend during fiscal 2011. During fiscal 2013 and 2012 we paid cash dividends of approximately $9.8 million (reflecting a total of $0.725 per share) and $9.3 million (reflecting a total of $0.70 per share), respectively. On November 14, 2013 we declared a quarterly cash dividend of $0.1875 per share payable on December 27, 2013, which will require approximately $2.6 million of available cash. Based on our current quarterly dividend rate of $0.1875 per share, we project we will pay approximately $10.3 million of cash dividends for fiscal 2014. The terms of our credit facility provide certain restrictions on our ability to declare dividends and limit the amount of dividends we may pay on our common stock. The dividends declared and paid by us met all requirements under the terms of our credit facility, however, any future payment of dividends will be at the discretion of our Board of Directors and will be based upon certain restrictive financial covenants in our credit facility, earnings, capital requirements and our financial condition, among other factors (including tax considerations), at the time any such dividend is considered.

Under our Amended and Restated 2005 Equity Incentive Plan (the “2005 Plan”), awards may be granted in the form of options, stock appreciation rights, restricted stock or restricted stock units. Up to 2,800,000 shares of our common stock may be issued in respect of awards under our 2005 Plan, with no more than 1,500,000 of those shares permitted to be issued in respect of restricted stock or restricted stock units granted under the 2005 Plan.

The following table provides information about purchases by us during the quarter ended September 30, 2013 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
July 1 to July 31, 2013	2,838	$30.07	—	$10,000,000
August 1 to August 31, 2013	—	—	—	$10,000,000
September 1 to September 30, 2013	237	$27.95	—	$10,000,000
Total	3,075	$29.91	—	$10,000,000

(1)	Represents shares repurchased directly from certain employees to satisfy income tax withholding obligations for such employees in connection with restricted stock awards that vested during the period.

(2)

In July 2008, our Board of Directors approved a program to repurchase up to $7.0 million of our outstanding common stock. Under the program, we may repurchase shares from time to time through solicited or unsolicited transactions in the open market or in negotiated or other transactions. In July 2012, our Board of Directors extended its authorization of the program from July 31, 2012 to July 31, 2014, and increased the amount of our outstanding stock authorized to be repurchased from $7.0 million to $10.0 million. No shares have been repurchased under this program as of September 30, 2013.

Stock Price Performance Graph

The graph below compares the cumulative total stockholder return on our common stock for the period from September 30, 2008 to September 30, 2013, with the cumulative total return of the Standard & Poor’s 500 Index and the Standard & Poor’s 500 Apparel Retail Index. The comparison assumes $100 was invested on September 30, 2008 in our common stock and in each of the foregoing indices and assumes reinvestment of dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Destination Maternity Corporation, the S&P 500 Index

and the S&P 500 Apparel Retail Index

$600
$500
$400
$300
$200
$100
$0
9/30/08
9/30/09
9/30/10
9/30/11
9/30/12
9/30/13
Destination Maternity Corporation
S&P 500 Index
S&P 500 Apparel Retail Index

*	$100 invested on September 30, 2008 in stock or index—including reinvestment of dividends.

Fiscal year ending September 30:

	2008	2009	2010	2011	2012	2013

Destination Maternity Corporation	$100.00	$130.62	$237.18	$191.09	$288.16	$504.45
S&P 500 Index	$100.00	$93.09	$102.55	$103.73	$135.05	$161.18
S&P 500 Apparel Retail Index	$100.00	$115.70	$136.95	$172.24	$268.03	$326.51

Item 6.	Selected Consolidated Financial and Operating Data

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

	Year Ended September 30,
	2013	2012	2011	2010	2009
	(in thousands, except per share amounts)

Consolidated Statement of Operations Data:
Net sales	$540,259	$541,476	$545,394	$531,192	$531,251
Cost of goods sold	249,298	250,765	248,497	240,166	248,476
Gross profit	290,961	290,711	296,897	291,026	282,775
Selling, general and administrative expenses	252,026	255,623	257,421	251,653	259,552
Store closing, asset impairment and asset disposal expenses	1,441	1,983	1,039	2,282	536
Restructuring and other charges	—	—	193	5,658	1,557
Goodwill impairment expense	—	—	—	—	50,389
Operating income (loss)	37,494	33,105	38,244	31,433	(29,259)
Interest expense, net	532	1,215	2,233	3,300	4,720
Loss on extinguishment of debt	9	22	37	51	123
Income (loss) before income taxes	36,953	31,868	35,974	28,082	(34,102)
Income tax provision	13,010	12,496	12,986	11,253	6,580
Net income (loss)	$23,943	$19,372	$22,988	$16,829	$(40,682)
Net income (loss) per share—Basic	$1.80	$1.48	$1.79	$1.37	$(3.39)
Average shares outstanding—Basic	13,272	13,096	12,820	12,304	11,985
Net income (loss) per share—Diluted	$1.78	$1.46	$1.75	$1.33	$(3.39)
Average shares outstanding—Diluted	13,439	13,267	13,120	12,691	11,985

	Year Ended September 30,
	2013	2012	2011	2010	2009
	(unaudited; in thousands, except operating data, ratios and per share amounts)

Operating Data:
Comparable sales increase (decrease) – reported basis (1) (2) (3)	2.6%	(0.3)%	0.1%	(3.4)%	(4.6)%
Comparable sales increase (decrease) – adjusted for calendar timing shift (1) (2) (3)	3.2%	(0.8)%	0.1%	(3.4)%	(4.4)%
Internet sales increase (decrease)	13.3%	26.2%	28.3%	32.3%	(8.7)%
Average net sales per gross square foot (4)	$278	$270	$275	$273	$290
Average net sales per store (4)	$594,000	$575,000	$566,000	$551,000	$573,000
Gross store square footage at period end (5)	1,285,000	1,330,000	1,376,000	1,445,000	1,462,000
Gross retail location square footage at period end (6)	1,903,000	1,959,000	2,078,000	1,750,000	1,619,000
Number of retail locations at period end:
Motherhood Maternity stores	476	507	535	567	591
A Pea in the Pod stores	31	36	43	56	67
Destination Maternity stores	89	82	80	75	66
Total stores	596	625	658	698	724
Leased departments	1,311	1,383	1,694	1,027	360
Total retail locations	1,907	2,008	2,352	1,725	1,084

Other Consolidated Financial Data:
Adjusted EBITDA (7) (8)	$54,003	$49,898	$54,395	$48,347	$38,762
Adjusted EBITDA margin (adjusted EBITDA as a percentage of net sales) (8)	10.0%	9.2%	10.0%	9.1%	7.3%
Adjusted EBITDA before restructuring and other charges (7) (8)	54,003	49,898	54,588	54,005	40,191
Adjusted EBITDA margin before restructuring and other charges (8)	10.0%	9.2%	10.0%	10.2%	7.6%
Net income, before goodwill impairment expense (8)	23,943	19,372	22,988	16,829	9,707
Net income per share—Diluted, before goodwill impairment expense (8)	1.78	1.46	1.75	1.33	0.80
Adjusted net income (8)	22,733	19,386	23,131	20,375	10,751
Adjusted net income per share—Diluted (8)	1.69	1.46	1.76	1.61	0.89
Cash flows provided by operating activities	42,153	42,697	21,443	25,974	42,525
Cash flows used in investing activities	(16,022)	(9,521)	(11,079)	(12,241)	(12,455)
Cash flows used in financing activities	(23,926)	(26,073)	(19,699)	(9,726)	(21,592)
Capital expenditures	(15,059)	(9,256)	(12,270)	(10,448)	(12,639)

Consolidated Balance Sheet Data (at end of period):
Cash and cash equivalents	$24,555	$22,376	$15,285	$24,633	$20,626
Working capital	75,276	63,316	75,984	63,650	50,580
Total assets	207,981	199,644	198,772	205,154	196,007
Total debt	—	15,257	31,342	45,161	57,409
Net cash (debt) (8) (9)	24,555	7,119	(16,057)	(20,528)	(36,783)
Stockholders’ equity	122,633	104,972	92,695	71,598	49,800

(1)	Comparable sales figures represent comparable store sales and Internet sales.

(2)

Comparable store sales figures represent sales at retail locations (which does not include licensed brand or international franchise relationships) that have been in operation by us for at least twelve full months at the beginning of the period for which such data is presented, as well as Internet sales. Comparable store sales figures do not include retail locations opened during a period even if such location was opened in connection with the closure of other retail locations in the same geographic area (including, for example, the opening of a new Destination Maternity combo store or superstore). Also, our comparable store sales figures generally do not include: (i) retail locations which change store nameplate, location type or format, (ii) retail locations which are expanded, contracted or relocated if the square footage of the retail location has changed by 20% or more, or, if in the judgment of management, such expansion, contraction or relocation materially alters the comparability of the retail location (either with respect to the manner of its operation or otherwise), (iii) in the case of relocations only, retail locations which are not in the same immediate geographical vicinity (such as, without limitation, the same mall, the same part of a mall, or the same street) after the relocation, or (iv) retail locations which, in the judgment of management, have undergone other significant changes which materially alter the comparability of the retail location (either with respect to the manner of its operation or otherwise) (such as, for example only, in the case of closure of retail locations in connection with the cessation of a leased department relationship where the manner of operation of such retail location has been materially altered prior to closure, or in the case of construction in, on or near a retail location, which significantly interferes with the customer traffic, visibility or operation of a retail location). There may be variations in the way in which other retailers calculate comparable sales. As a result, data in this annual report regarding our comparable sales may not be comparable to similar data made available by other retailers.

(3)

We report sales on a calendar period basis, rather than on a “4-5-4 retail fiscal calendar” where each fiscal period starts on a Sunday and ends on a Saturday.  Thus, for each calendar-based fiscal year, there is a “days adjustment calendar shift” which may help or hurt reported calendar-based fiscal year sales and comparable sales due to different days of the week typically contributing more sales than other days of the week.  In order to quantify and eliminate the effect on reported comparable sales results of the “days adjustment calendar shift”, we also present comparable sales on a calendar-adjusted basis.  For example, for fiscal 2013, calendar-adjusted comparable sales were measured for the period Monday October 1, 2012 through Monday September 30, 2013 compared to the period Monday October 3, 2011 through Monday October 1, 2012.

(4)	Based on stores in operation by us during the entire twelve-month period (which does not include leased department, licensed brand or international franchise relationships).

(5)	Based on stores in operation by us at the end of the period (which does not include leased department, licensed brand or international franchise relationships).

(6)	Based on all retail locations in operation at the end of the period (which does not include licensed brand or international franchise relationships).

(7)

Adjusted EBITDA represents operating income (loss) before deduction for the following non-cash charges: (i) depreciation and amortization expense; (ii) loss on impairment of tangible and intangible assets; (iii) loss (gain) on disposal of assets; and (iv) stock-based compensation expense. We have presented Adjusted EBITDA to enhance your understanding of our operating results.

(8)

Other Consolidated Financial and Consolidated Balance Sheet Data contain non-GAAP financial measures and ratios within the meaning of the SEC’s Regulation G, including: (i) Adjusted EBITDA; (ii) Adjusted EBITDA margin; (iii) Adjusted EBITDA before restructuring and other charges; (iv) Adjusted EBITDA margin before restructuring and other charges; (v) Net income, before goodwill impairment expense; (vi) Net income per share-Diluted, before goodwill impairment expense; (vii) Adjusted net income; (viii) Adjusted net income per share-Diluted; and (ix) Net cash (debt). We believe that each of these non-GAAP financial measures and ratios provides useful information about our results of operations and/or financial position to both investors and management. Each non-GAAP financial measure and ratio is provided because we believe it is an important measure of financial performance used in the retail industry to measure operating results, to determine the value of companies within the industry and to define standards for borrowing from institutional lenders. We use each of these non-GAAP financial measures and ratios as a measure of the performance of the Company. We provide these non-GAAP financial measures and ratios to investors to assist them in performing their analysis of our historical operating results. The non-GAAP financial measures and ratios included in Other Consolidated Financial Data reflect a measure of our operating results before consideration of certain charges or credits, when applicable, and consequently, none of these measures and ratios should be construed as an alternative to net income (loss) or operating income (loss) as an indicator of our operating performance, or as an alternative to cash flows from operating activities as a measure of our liquidity, as determined in accordance with generally accepted accounting principles. We may calculate each of these non-GAAP financial measures and ratios differently than other companies. With respect to the non-GAAP financial measures included in Other Consolidated Financial Data, we have presented below a reconciliation of the non-GAAP financial measures to the most directly comparable GAAP financial measures.

(9)	Net cash (debt) represents cash and cash equivalents minus total debt.

Reconciliation of Net Income (Loss) to Adjusted EBITDA

and Adjusted EBITDA Before Restructuring and Other Charges

(in thousands)

(unaudited)

	Year Ended September 30,
	2013	2012	2011	2010	2009

Net income (loss)	$23,943	$19,372	$22,988	$16,829	$(40,682)
Add: income tax provision	13,010	12,496	12,986	11,253	6,580
Add: interest expense, net	532	1,215	2,233	3,300	4,720
Add: loss on extinguishment of debt	9	22	37	51	123
Operating income (loss)	37,494	33,105	38,244	31,433	(29,259)
Add: depreciation and amortization expense	12,424	12,445	12,769	12,917	14,982
Add: loss on impairment of long-lived assets	786	1,876	768	1,865	667
Add: goodwill impairment expense	—	—	—	—	50,389
Add: loss (gain) on disposal of assets	528	115	270	196	(48)
Add: stock-based compensation expense	2,771	2,357	2,344	1,936	2,031
Adjusted EBITDA	54,003	49,898	54,395	48,347	38,762
Add: restructuring and other charges (1)	—	—	193	5,658	1,429
Adjusted EBITDA before restructuring and other charges	$54,003	$49,898	$54,588	$54,005	$40,191
Adjusted EBITDA margin	10.0%	9.2%	10.0%	9.1%	7.3%
Adjusted EBITDA margin before restructuring and other charges	10.0%	9.2%	10.0%	10.2%	7.6%

(1)	Excludes accelerated depreciation expense of $128 for the year ended September 30, 2009, included in depreciation and amortization expense above.

Reconciliation of Net Income (Loss) to Net Income, Before Goodwill Impairment Expense

and Adjusted Net Income, and Net Income (Loss) Per Share – Diluted to Net Income

Per Share – Diluted, Before Goodwill Impairment Expense and Adjusted Net Income Per Share – Diluted

(in thousands, except per share amounts)

(unaudited)

	Year Ended September 30,
	2013	2012	2011	2010	2009

Net income (loss), as reported	$23,943	$19,372	$22,988	$16,829	$(40,682)
Add: goodwill impairment expense, net of tax	—	—	—	—	50,389
Net income, before goodwill impairment expense	23,943	19,372	22,988	16,829	9,707
Add: restructuring and other charges, net of tax	—	—	120	3,514	968
Add: loss on extinguishment of debt, net of tax	6	14	23	32	76
Less: recognition of state income tax benefits resulting from regulation changes	(1,216)	—	—	—	—
Adjusted net income	$22,733	$19,386	$23,131	$20,375	$10,751
Net income (loss) per share—Diluted, as reported	$1.78	$1.46	$1.75	$1.33	$(3.39)
Average shares outstanding—Diluted, as reported (1)	13,439	13,267	13,120	12,691	11,985
Net income per share—Diluted, before goodwill impairment expense	$1.78	$1.46	$1.75	$1.33	$0.80
Average shares outstanding—Diluted	13,439	13,267	13,120	12,691	12,135
Adjusted net income per share—Diluted	$1.69	$1.46	$1.76	$1.61	$0.89
Average shares outstanding—Diluted	13,439	13,267	13,120	12,691	12,135

(1)	For the year ended September 30, 2009 diluted shares reflect the elimination of the dilutive impact of outstanding stock options and restricted stock.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion should be read in conjunction with the consolidated financial statements and their related notes included elsewhere in this report.

We are the leading designer and retailer of maternity apparel in the United States with 1,907 retail locations, including 596 stores in all 50 states, Puerto Rico and Canada, and 1,311 leased departments located within department stores and baby specialty stores throughout the United States and Puerto Rico. We are also the exclusive provider of maternity apparel to Kohl’s, which operates approximately 1,158 stores throughout the United States and offers maternity apparel in a significant number of its stores. We operate our stores under the Motherhood Maternity, A Pea in the Pod and Destination Maternity retail nameplates. We are the exclusive maternity apparel provider in each of our leased department locations. We also sell merchandise on the Internet, primarily through DestinationMaternity.com and our various brand-specific websites. We have store franchise and product supply relationships in the Middle East, South Korea and Mexico. In November 2013, we announced our expansion into Mexico through a franchise agreement with the largest department store company in Mexico. Also in November 2013, we announced that we were unable to reach mutual agreement on acceptable renewal terms with our franchisee for India and, thus, this franchise relationship, which began in April 2009, will end in March 2014. We do not expect that the discontinuation of our India franchise relationship will have a significant impact on our financial results. As of September 30, 2013, we have 143 international franchised locations, comprised of 20 stand-alone stores in the Middle East, South Korea and India operated under one of our retail nameplates, and 123 shop-in-shop locations in India and South Korea in which we have a Company branded department operated by our franchise partners within other retail stores. As of September 30, 2013, the international franchised locations include one stand-alone store and 110 shop-in-shop locations operated by our India franchisee that are expected to close in March 2014. We design and contract manufacture over 90% of the merchandise we sell using sewing factories located throughout the world, predominantly outside of the United States. Substantially all of the merchandise produced outside of the United States is paid for in United States dollars.

In assessing the performance of our business, we consider a variety of operational and financial measures. The key measures for determining how our business is performing are net income determined in accordance with generally accepted accounting principles (“GAAP net income”) and the corresponding net income (or earnings) per share (diluted), net income before certain charges or credits, when applicable, such as restructuring and other charges, loss on extinguishment of debt and certain infrequent income tax adjustments (“Non-GAAP adjusted net income”) and the corresponding earnings per share (diluted), Adjusted EBITDA, net sales, and comparable sales (which consists of comparable store sales and Internet sales). Adjusted EBITDA represents operating income before deduction for the following non-cash charges: (1) depreciation and amortization expense, (2) loss on impairment of tangible and intangible assets, (3) loss on disposal of assets, and (4) stock-based compensation expense.

Following is a summary of our fiscal 2013 results with regard to each of the key measures noted above:

Fiscal 2013 Financial Results

—

GAAP net income for fiscal 2013 was $23.9 million, a 24% increase compared to GAAP net income of $19.4 million for fiscal 2012. GAAP diluted earnings per share for fiscal 2013 was $1.78, a 22% increase compared to GAAP diluted earnings per share of $1.46 for fiscal 2012.

—

Non-GAAP adjusted net income for fiscal 2013 was $22.7 million, a 17% increase compared to comparably adjusted Non-GAAP net income of $19.4 million for fiscal 2012. Non-GAAP diluted earnings per share for fiscal 2013 was $1.69, a 16% increase compared to Non-GAAP diluted earnings per share of $1.46 for fiscal 2012.

•

GAAP net income for fiscal 2013 includes a reduction of state income tax expense, net of federal expense, of $1.2 million, or $0.09 per share (diluted), recognized in the fourth quarter, resulting from state income tax regulation changes.

—	Adjusted EBITDA was $54.0 million for fiscal 2013, an 8.2% increase compared to $49.9 million of Adjusted EBITDA for fiscal 2012.

—	Net sales for fiscal 2013 decreased 0.2% to $540.3 million from $541.5 million for fiscal 2012.

—

Comparable sales (which include Internet sales) for fiscal 2013 increased 2.6% versus a comparable sales decrease of 0.3% for fiscal 2012. Adjusting for the calendar timing shift, as described in Item 6 in this report, our calendar-adjusted comparable sales increased 3.2% for fiscal 2013 and decreased 0.8% for fiscal 2012.  Internet sales increased 13% for fiscal 2013, on top of a 26% increase for fiscal 2012.

Results of Operations

The following table sets forth certain operating data from our consolidated statements of income as a percentage of net sales and as a percentage change for the periods indicated:

	% of Net Sales (1)			% Period to Period Favorable (Unfavorable)
	Year Ended September 30,			Year Ended September 30,
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011

Net sales	100.0%	100.0%	100.0%	(0.2)%	(0.7)%
Cost of goods sold (2)	46.1	46.3	45.6	0.6	(0.9)
Gross profit	53.9	53.7	54.4	0.1	(2.1)
Selling, general and administrative expenses (3)	46.6	47.2	47.2	1.4	0.7
Store closing, asset impairment and asset disposal expenses	0.3	0.4	0.2	27.3	(90.9)
Other charges	—	—	0.0	—	100.0
Operating income	6.9	6.1	7.0	13.3	(13.4)
Interest expense, net	0.1	0.2	0.4	56.2	45.6
Loss on extinguishment of debt	0.0	0.0	0.0	59.1	40.5
Income before income taxes	6.8	5.9	6.6	16.0	(11.4)
Income tax provision	2.4	2.3	2.4	(4.1)	3.8
Net income	4.4%	3.6%	4.2%	23.6%	(15.7)%

(1)	Components may not add to total due to rounding.

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

The following tables set forth certain information regarding the number of our retail locations and international franchised locations, for the fiscal years indicated. Retail locations include stores and leased maternity apparel departments and exclude (1) locations where Kohl’s sells our products under an exclusive product and license agreement, and (2) international franchised locations.

	Year Ended September 30,
	2013			2012			2011
Retail Locations (1)	Stores	Leased Departments	Total Retail Locations	Stores	Leased Departments	Total Retail Locations	Stores	Leased Departments	Total Retail Locations

Beginning of period	625	1,383	2,008	658	1,694	2,352	698	1,027	1,725
Opened	15	74	89	8	13	21	12	694	706
Closed	(44)	(146)	(190)	(41)	(324)	(365)	(52)	(27)	(79)
End of period	596	1,311	1,907	625	1,383	2,008	658	1,694	2,352

(1)	Excludes (i) locations where Kohl’s sells our products under an exclusive product and license agreement, and (ii) international franchised locations.

	Year Ended September 30,
	2013			2012			2011
International Franchised Locations (1)	Stores	Shop-in- Shop Locations	Total International Franchised Locations	Stores	Shop-in- Shop Locations	Total International Franchised Locations	Stores	Shop-in- Shop Locations	Total International Franchised Locations

Beginning of period	16	103	119	15	51	66	8	23	31
Opened	5	30	35	2	54	56	7	29	36
Closed	(1)	(10)	(11)	(1)	(2)	(3)	—	(1)	(1)
End of period (1)	20	123	143	16	103	119	15	51	66

(1)	As of September 30, 2013, includes one store and 110 shop-in-shop locations operated by our India franchisee that are expected to close in March 2014.

In fiscal 2012 we also operated leased departments in Babies“R”Us stores. However, in connection with our broad-based partnership with Bed Bath & Beyond Inc. and its subsidiary, Buy Buy Baby, Inc., we discontinued operation of our 124 remaining leased departments in Babies“R”Us in late October 2012 and began to open leased departments in select buybuy BABY stores. According to Bed Bath & Beyond Inc.’s latest public disclosure, as of October 9, 2013 there are 86 buybuy BABY stores. As of September 30, 2013 we operate leased departments in 59 buybuy BABY stores. We expect to continue to increase the number of buybuy BABY stores in which we have a maternity apparel leased department. The decrease in leased department locations at the end of September 2013 compared to September 2012 predominantly reflects this change of partners in October 2012.

Year Ended September 30, 2013 Compared to Year Ended September 30, 2012

Net Sales.    Our net sales for fiscal 2013 decreased by 0.2% or $1.2 million, to $540.3 million from $541.5 million for fiscal 2012. Comparable sales increased 2.6% during fiscal 2013 versus a comparable sales decrease of 0.3% during fiscal 2012. Adjusting for the calendar timing shift, as described in Item 6 in this report, our calendar-adjusted comparable sales increased 3.2% for fiscal 2013 and decreased 0.8% for fiscal 2012. Our Internet sales, which are included in comparable sales, increased 13.3% for fiscal 2013, on top of a 26.2% increase for fiscal 2012. The decrease in total reported sales for fiscal 2013 compared to fiscal 2012 resulted primarily from decreased sales related to our continued efforts to close underperforming stores and decreased sales due to the closure of all of our remaining leased departments within Babies“R”Us stores during the month of October 2012, substantially offset by the increase in comparable sales and increased sales from our licensed brand relationship.

As of September 30, 2013, we operated a total of 596 stores and 1,907 total retail locations: 476 Motherhood Maternity stores (including 86 Motherhood Maternity Outlet stores), 31 A Pea in the Pod stores, 89 Destination Maternity stores, and 1,311 leased maternity apparel departments, of which 502 were in Sears stores under the Two Hearts Maternity brand and the balance were in other department stores and baby specialty stores. In addition, our Oh Baby by Motherhood collection is available at Kohl’s stores throughout the United States. In comparison, as of September 30, 2012, we operated a total of 625 stores and 2,008 total retail locations: 507 Motherhood Maternity stores (including 84 Motherhood Maternity Outlet stores), 36 A Pea in the Pod stores, 82 Destination Maternity stores, and 1,383 leased maternity apparel departments. As of September 30, 2013, our store total included 89 multi-brand Destination Maternity nameplate stores, including 56 Destination Maternity combo stores and 33 Destination Maternity superstores. In comparison, as of September 30, 2012, we operated 82 multi-brand Destination Maternity nameplate stores, including 50 Destination Maternity combo stores and 32 Destination Maternity superstores. During fiscal 2013, we opened 15 stores, including nine Destination Maternity nameplate stores, and closed 44 stores, with 14 of these store closings related to Destination Maternity nameplate store openings. In addition, during fiscal 2013, we opened 74 leased department locations and closed 146 leased department locations.

Gross Profit.     Our gross profit for fiscal 2013 increased by 0.1%, or $0.3 million, to $291.0 million compared to $290.7 million for fiscal 2012, and our gross profit as a percentage of net sales (gross margin) for fiscal 2013 was 53.9% compared to 53.7% for fiscal 2012. The increase in gross profit for fiscal 2013 compared to fiscal 2012 was due to our higher gross margin. The increase in gross margin for fiscal 2013 compared to fiscal 2012 was primarily due to lower product costs.

Selling, General and Administrative Expenses.     Our selling, general and administrative expenses for fiscal 2013 decreased by 1.4%, or $3.6 million, to $252.0 million from $255.6 million for fiscal 2012. As a percentage of net sales, selling, general and administrative expenses decreased to 46.6% for fiscal 2013 compared to 47.2% for fiscal 2012. This decrease in expense and expense percentage for fiscal 2013 compared to fiscal 2012 resulted primarily from lower expenses (primarily payroll and occupancy costs) related to our continued closure of underperforming stores and the closure of all of our remaining leased departments within Babies“R”Us stores during October 2012, and continued tight expense controls, partially offset by higher expenses for variable incentive compensation, advertising and marketing, and corporate payroll to drive increased sales. We also recognized a non-recurring reduction to selling, general and administrative expenses of $0.9 million during the fourth quarter of fiscal 2013, for the sale of our rights to a portion of a Visa®/MasterCard® class action settlement fund.

Store Closing, Asset Impairment and Asset Disposal Expenses.     Our store closing, asset impairment and asset disposal expenses for fiscal 2013 decreased by approximately $0.6 million, to $1.4 million from $2.0 million for fiscal 2012, reflecting lower impairment charges for write-downs of long-lived assets.

Operating Income.      Our operating income for fiscal 2013 increased by 13.3%, or $4.4 million, to $37.5 million from $33.1 million for fiscal 2012. Operating income as a percentage of net sales for fiscal 2013 increased to 6.9% from 6.1% for fiscal 2012. The increase in operating income and operating income percentage was primarily due to our lower selling, general and administrative expenses.

Interest Expense, Net.     Our net interest expense for fiscal 2013 decreased by 56.2%, or $0.7 million, to $0.5 million from $1.2 million in fiscal 2012. This decrease was due to our lower debt level, primarily as a result of the $15.3 million of debt repayments we made in fiscal 2013.

Loss on Extinguishment of Debt.     In November 2012, we prepaid the remaining $13.4 million of our outstanding Term Loan. The $13.4 million Term Loan prepayment resulted in a pretax charge of $9,000 in fiscal 2013, representing the write-off of unamortized deferred financing costs. During fiscal 2012, we prepaid $15.0 million principal amount of our outstanding Term Loan, which resulted in pretax charges of $22,000, representing the write-off of unamortized deferred financing costs.

Income Taxes.     Income tax expense for fiscal 2013 includes a reduction of state income tax expense, net of federal expense, of $1.2 million, or $0.09 per diluted share, for the estimated carryforward tax benefit of certain state net operating losses based upon recently enacted changes in applicable state income tax regulations, which was recognized in the fourth quarter of fiscal 2013. For fiscal 2013, our effective tax rate was 35.2% compared to 39.2% for fiscal 2012. Our effective tax rate for fiscal 2013 was slightly higher than the statutory federal tax rate of 35% primarily due to the effect of state income taxes, net of federal tax benefit, and to a lesser extent, additional income tax expense (including interest and penalties) recognized as required by the accounting standard for uncertain income tax positions, largely offset by the recognition of the estimated tax benefit of the state net operating loss carryforwards. Our effective tax rate for fiscal 2012 was higher than the statutory federal tax rate of 35% primarily due to the effect of state income taxes, net of federal tax benefit, and to a lesser extent, additional income tax expense (including interest and penalties) recognized as required by the accounting standard for uncertain income tax positions. See Note 14 of the Notes to Consolidated Financial Statements, included elsewhere in this report, for the reconciliation of the statutory federal income tax rate to our effective tax rate.

Net Income.     Net income for fiscal 2013 increased by 23.6%, to $23.9 million from $19.4 million for fiscal 2012. Net income per share (diluted) for fiscal 2013 increased by 21.9%, to $1.78 per share from $1.46 per share in fiscal 2012. Net income for fiscal 2013 includes (net of tax) loss on extinguishment of debt of $6,000 and $1.2 million of state income tax benefits resulting from regulation changes. Net income for fiscal 2012 includes (net of tax) loss on extinguishment of debt of $14,000. Before these charges or credits, our fiscal 2013 adjusted net income was $22.7 million or $1.69 per share (diluted) compared to $19.4 million or $1.46 per share (diluted) for fiscal 2012.

Our average diluted shares outstanding of 13.4 million for fiscal 2013 was 1.3% higher than the 13.3 million average diluted shares outstanding for fiscal 2012. The increase in average shares outstanding reflects the higher shares outstanding in fiscal 2013 compared to fiscal 2012, primarily as a result of the exercise of stock options and vesting of restricted stock.

Following is a reconciliation of net income and net income per share (diluted) (“Diluted EPS”) to adjusted net income and adjusted Diluted EPS for the years ended September 30, 2013 and 2012 (in thousands, except per share amounts):

	Year Ended September 30, 2013			Year Ended September 30, 2012
	Net Income	Diluted Shares	Diluted EPS	Net Income	Diluted Shares	Diluted EPS

As reported	$23,943	13,439	$1.78	$19,372	13,267	$1.46
Add: loss on extinguishment of debt, net of tax	6	—		14	—
Less: recognition of state income tax benefits resulting from regulation changes	(1,216)	—		—	—
As adjusted	$22,733	13,439	$1.69	$19,386	13,267	$1.46

Year Ended September 30, 2012 Compared to Year Ended September 30, 2011

Net Sales.    Our net sales for fiscal 2012 decreased by 0.7% or $3.9 million, to $541.5 million from $545.4 million for fiscal 2011. Comparable sales decreased 0.3% during fiscal 2012 versus a comparable sales increase of 0.1% during fiscal 2011. Adjusting for the calendar timing shift, as described in Item 6 in this report, our calendar-adjusted comparable sales decreased 0.8% for fiscal 2012 and increased 0.1% for fiscal 2011. Our Internet sales, which are included in comparable sales, increased 26.2% for fiscal 2012, on top of a 28.3% increase for fiscal 2011. The decrease in total reported sales for fiscal 2012 compared to fiscal 2011 resulted primarily from decreased sales related to our continued efforts to close underperforming stores and decreased sales from our licensed brand relationship, partially offset by increased sales due to the full-year impact of the expansion of our maternity apparel leased department relationship with Macy’s in the second quarter of fiscal 2011.

As of September 30, 2012, we operated a total of 625 stores and 2,008 total retail locations: 507 Motherhood Maternity stores (including 84 Motherhood Maternity Outlet stores), 36 A Pea in the Pod stores, 82 Destination Maternity stores, and 1,383 leased maternity apparel departments, of which 515 were in Sears stores under the Two Hearts Maternity brand and the balance were in other department stores and baby specialty stores, primarily under the Motherhood brand. In addition, our Oh Baby by Motherhood collection is available at Kohl’s stores throughout the United States. In comparison, as of September 30, 2011, we operated a total of 658 stores and 2,352 total retail locations: 535 Motherhood Maternity stores (including 85 Motherhood Maternity Outlet stores), 43 A Pea in the Pod stores, 80 Destination Maternity stores, and 1,694 leased maternity apparel departments. The decrease in leased department locations at September 30, 2012 versus September 30, 2011 predominantly reflects the closing of our remaining 291 Kmart leased department locations in October 2011. As of September 30, 2012, our store total included 82 multi-brand Destination Maternity nameplate stores, including 50 Destination Maternity combo stores and 32 Destination Maternity superstores. In comparison, as of September 30, 2011, we operated 80 Destination Maternity nameplate stores, including 52 Destination Maternity combo stores and 28 Destination Maternity superstores. During fiscal 2012, we opened eight stores, including six Destination Maternity nameplate stores, and closed 41 stores, with 12 of these store closings related to Destination Maternity nameplate store openings. In addition, during fiscal 2012, we opened 13 leased department locations and closed 324 leased department locations, reflecting the closing of our remaining 291 Kmart leased department locations in October 2011.

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

Other Charges.     In fiscal 2011, we incurred pretax expense of $0.2 million for relocation costs in connection with the hiring of our new President. We did not incur other charges in fiscal 2012.

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

Income Taxes.     For fiscal 2012, our effective tax rate was 39.2% compared to 36.1% for fiscal 2011. Our effective tax rate for fiscal 2012 was higher than the statutory federal tax rate of 35% primarily due to the effect of state income taxes, net of federal tax benefit, and to a lesser extent, additional income tax expense (including interest and penalties) recognized as required by the accounting standard for uncertain income tax positions. Our effective tax rate for fiscal 2011 was slightly higher than the statutory federal tax rate of 35% primarily due to the effect of state income taxes, net of federal benefit, on our pretax income for fiscal 2011, partially offset by reductions of state income tax expense, net of federal expense, of $0.9 million recorded in the second quarter of fiscal 2011, which were related to settlements of uncertain income tax positions. See Note 14 of the Notes to Consolidated Financial Statements, included elsewhere in this report, for the reconciliation of the statutory federal income tax rate to our effective tax rate.

Net Income.     Net income for fiscal 2012 decreased by 15.7%, to $19.4 million from $23.0 million for fiscal 2011. Net income per share (diluted) for fiscal 2012 decreased by 16.6%, to $1.46 per share from $1.75 per share in fiscal 2011. Net income for fiscal 2012 includes (net of tax) loss on extinguishment of debt of $14,000. Net income for fiscal 2011 includes (net of tax) other charges of $0.1 million, and loss on extinguishment of debt of $23,000. Before these charges, our fiscal 2012 net income was $19.4 million or $1.46 per share (diluted) compared to $23.1 million or $1.76 per share (diluted) for fiscal 2011.

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

Following is a reconciliation of net income and net income per share (diluted) (“Diluted EPS”) to adjusted net income and adjusted Diluted EPS for the years ended September 30, 2012 and 2011 (in thousands, except per share amounts):

	Year Ended September 30, 2012			Year Ended September 30, 2011
	Net Income	Diluted Shares	Diluted EPS	Net Income	Diluted Shares	Diluted EPS

As reported	$19,372	13,267	$1.46	$22,988	13,120	$1.75
Add: other charges, net of tax	—	—		120	—
Add: loss on extinguishment of debt, net of tax	14	—		23	—
As adjusted	$19,386	13,267	$1.46	$23,131	13,120	$1.76

Liquidity and Capital Resources

Our cash needs have primarily been for: (1) debt service, including principal prepayments, (2) capital expenditures, including leasehold improvements, fixtures and equipment for new stores, store relocations and expansions of our existing stores, as well as improvements and new equipment for our distribution and corporate facilities and information systems, (3) quarterly cash dividends, which we initiated during the second quarter of fiscal 2011, and (4) working capital, including inventory to support our business. We have historically financed our capital requirements from cash flows from operations, borrowings under our credit facilities or available cash balances.

Cash and cash equivalents increased by $2.2 million during fiscal 2013 compared to an increase of $7.1 million during fiscal 2012.

Cash provided by operations of $42.2 million for fiscal 2013 decreased by $0.5 million from $42.7 million for fiscal 2012. This decrease in cash provided by operations versus the prior year was primarily the result of net working capital changes that provided less cash in fiscal 2013 than was provided in fiscal 2012, largely offset by higher net income in fiscal 2013 compared to fiscal 2012. The net working capital changes were primarily: (1) an increase in prepaid expenses and other current assets in fiscal 2013 compared to a decrease in fiscal 2012, primarily reflecting timing of federal, state and foreign income tax payments, and (2) an increase in accounts payable, accrued expenses and other liabilities in fiscal 2013 that provided less cash compared to the fiscal 2012 increase, partially offset by (1) a decrease in accounts receivable in fiscal 2013 compared to an increase in fiscal 2012, and (2) a decrease in inventories in fiscal 2013 that provided somewhat more cash compared to the decrease in fiscal 2012.

During fiscal 2013 we used cash provided by operations to fund repayments of long-term debt, to pay for capital expenditures, and to pay our quarterly cash dividends. On November 1, 2012, we prepaid the remaining Term Loan balance of $13.4 million in connection with the execution of our current Credit Facility, and on April 3, 2013, we prepaid the remaining $1.8 million principal amount of our Industrial Revenue Bond (“IRB”) debt. In fiscal 2013, we paid $9.8 million for our quarterly cash dividends. For fiscal 2013, we spent $15.1 million on capital expenditures, including $12.0 million for leasehold improvements, fixtures and equipment for new store facilities, as well as improvements to existing stores, and $3.1 million for our information systems and distribution and corporate facilities. The remaining cash provided by operations during fiscal 2013 was used primarily to increase our available cash.

Cash provided by operations of $42.7 million for fiscal 2012 increased by $21.3 million from $21.4 million for fiscal 2011. This increase in cash provided by operations versus the prior year was the result of net working capital changes that provided cash in fiscal 2012 versus cash used in fiscal 2011, partially offset by lower net income in fiscal 2012 compared to fiscal 2011. The net working capital changes were primarily: (1) an increase in accounts payable, accrued expenses and other liabilities in fiscal 2012, compared to a fiscal 2011 decrease that was primarily due to a $4.2 million supplemental executive retirement plan (“SERP”) benefit payment made in December 2010, and (2) a decrease in inventories in fiscal 2012 compared to an increase in fiscal 2011, which reflects our efforts to tightly control our inventory levels in fiscal 2012 and the significant number of additional Macy’s leased department locations opened in fiscal 2011.

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

On November 1, 2012, we entered into a five-year $61.0 million senior secured revolving credit facility (the “Credit Facility”), which replaced our former $55.0 million credit facility (the “Prior Credit Facility”). The Credit Facility consists of two tranches: (1) a senior secured revolving credit and letter of credit facility of up to $55.0 million, (“Tranche A”) and (2) a senior secured first-in-last-out revolving credit facility of up to $6.0 million (“Tranche A-1”). The Credit Facility will mature on November 1, 2017. Upon our request and with the consent of the lender, permitted borrowings under Tranche A may be increased up to an additional $15.0 million, in increments of $2.5 million, up to a Tranche A maximum limit of $70 million. Proceeds from advances under the Credit Facility, with certain restrictions, were permitted to be used to repay our then existing term loan or other debt, and may be used to provide financing for working capital, letters of credit, capital expenditures, dividends, share repurchases and other general corporate purposes. Under the Credit Facility, we are required to maintain minimum Excess Availability (as defined in the related Credit Facility agreement) equal to 10% of the Borrowing Base (as defined in the related Credit Facility agreement). The Credit Facility is secured by a security interest in our trade receivables, inventory, equipment, real estate interests, letter of credit rights, cash, intangibles and certain other assets.

As of September 30, 2013, we had no outstanding borrowings under the Credit Facility and $5.7 million in letters of credit, with $55.3 million of availability under our Credit Facility. As of September 30, 2012, we had no outstanding borrowings under the Prior Credit Facility and $7.1 million in letters of credit, with $47.9 million of availability under our Prior Credit Facility. As of September 30, 2013, Tranche A borrowings under the Credit Facility would have resulted in interest at a rate between approximately 1.68% and 3.75% per annum, and Tranche A-1 borrowings under the Credit Facility would have resulted in interest at a rate between approximately 3.18% and 5.25% per annum. During fiscal 2013, our average level of direct borrowings (all of which was under the Credit Facility) was $0.2 million, and our maximum borrowings at any time were $6.2 million. During fiscal 2012 we did not have any direct borrowings under the Prior Credit Facility.

On November 1, 2012, we prepaid the remaining Term Loan balance of $13.4 million in connection with the execution of our new Credit Facility. Prior to its repayment, the Term Loan required minimum principal repayments in quarterly installments of $225,000 each, in addition to an annual principal repayment equal to 25% of Excess Cash Flow (as defined in the Term Loan Agreement) in excess of $5.0 million for each fiscal year, based on our Consolidated Leverage Ratio. There was no required principal repayment related to fiscal 2011 results. The Term Loan was permitted to be prepaid at our option, in part or in whole, at any time without any prepayment premium or penalty. During fiscal 2013 and 2012, we made optional prepayments of $13.4 million and $15.0 million, respectively, on the outstanding Term Loan.

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

During fiscal 2013 and 2012 we paid cash dividends of $9.8 million (or $0.725 per share) and $9.3 million (or $0.70 per share), respectively. On November 14, 2013 we declared a quarterly cash dividend of $0.1875 per share payable on December 27, 2013, which will require approximately $2.6 million of available cash. The $0.1875 per share cash dividend, which was initially paid in June 2013, represents a 7.1% increase from our previous quarterly dividend rate of $0.175 per share and an annual dividend rate of $0.75 per share compared to our previous annual rate of $0.70 per share. Based on our new current quarterly dividend rate of $0.1875 per share, we project that we will pay approximately $10.3 million of cash dividends during fiscal 2014.

In September 2013 we announced our plans to relocate our corporate headquarters and distribution operations from Philadelphia, Pennsylvania to southern New Jersey. To help us offset the costs of these relocations, the Board of the New Jersey Economic Development Authority approved us for an incentive package of $40 million in benefits, over a 10-year period, from the State of New Jersey under the Grow New Jersey Assistance Program. We project capital expenditures associated with these relocations of approximately $17 million in fiscal 2014 and $12 to $14 million in fiscal 2015. Although we expect to incur some, predominantly non-cash, charges to earnings in fiscal 2014 and 2015 related to the closure of our existing facilities and the preparation for occupancy of our new facilities, we expect to generate ongoing annual cash and earnings benefits from our relocations once we are operating in both our new headquarters and new distribution center facilities. We project that our charges, predominantly non-cash, associated with the headquarters and distribution operations relocations, will be: (1) approximately $2.9 million pretax, or approximately $1.8 million after tax ($0.13 per diluted share) for fiscal 2014, and (2) approximately $0.8 million pretax, or approximately $0.5 million after tax ($0.04 per diluted share) for fiscal 2015. We project that, once we are operating in both our new headquarters and new distribution center facilities, which we expect to begin during the middle of fiscal 2015, our ongoing annualized after-tax earnings benefit from the relocations will be approximately $0.11 per diluted share, and our ongoing annualized after-tax cash benefit from the relocations will be approximately $4 million.

Our management believes that our current cash and working capital positions, expected operating cash flows and available borrowing capacity will be sufficient to fund our cash requirements for working capital, capital expenditures (including our relocations), and dividend payments, and to fund stock repurchases, if any, for at least the next twelve months.

Contractual Obligations and Commercial Commitments

We have entered into agreements that create contractual obligations and commercial commitments. These obligations and commitments will have an impact on future liquidity and the availability of capital resources. The tables below set forth a summary of these obligations and commitments as of September 30, 2013 (in thousands):

Contractual Obligations:

		Payments Due by Period
Description	Total Obligations (1)	Less Than One Year	One to Three Years	Three to Five Years	After Five Years

Long-term debt (2)	$—	$—	$—	$—	$—
Operating leases (3) (4)	219,416	42,200	62,064	42,420	72,732
Purchase obligations (5)	82,986	82,986	—	—	—
Total contractual cash obligations	$302,402	$125,186	$62,064	$42,420	$72,732

(1)

The amounts in this table exclude obligations under employment agreements. For a discussion of the compensation of our executive officers, see the information contained under the caption “Executive Compensation” in our Proxy Statement, which will be filed with the SEC in connection with the Annual Meeting of Stockholders expected to be held in the second quarter of fiscal 2014.

(2)	During fiscal 2013 we prepaid the remaining $15.3 million of our long-term debt.

(3)

Includes store operating leases, which generally provide for payment of direct operating costs in addition to rent. The amounts reflected include future minimum lease payments and exclude such direct operating costs.

(4)

Includes future minimum lease payments for the leases of our new corporate headquarters building, signed September 19, 2013 and expected to commence in Fall 2014, and our new build-to-suit distribution center building, signed December 3, 2013 and expected to commence in early to mid 2015. The leases provide for payment of direct operating costs in addition to rent and the future minimum lease payments reflected above exclude such direct operating costs. See Item 9B in this report for a description of the leases and our relocation plans.

(5)

Our purchase orders with contract manufacturers are cancelable by us at any time prior to our acceptance of the merchandise subject to negotiated payment of certain of vendors’ nonrecoverable costs. The amount in this table excludes purchase orders for supplies in the normal course of business.

Commercial Commitments:

		Amount of Commitment Per Period
Description	Total Obligations	Less Than One Year	One to Three Years	Three to Five Years	After Five Years

Credit facility (1)	$5,695	$5,695	$—	$—	$—
Other standby letters of credit	—	—	—	—	—
Total commercial commitments	$5,695	$5,695	$—	$—	$—

(1)	Consists of outstanding letter of credit commitments under our Credit Facility at September 30, 2013.

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

Inventories.      We value our inventories, which consist primarily of maternity apparel, at the lower of cost or market. Cost is determined on the first-in, first-out method (FIFO) and includes the cost of merchandise, freight, duty and broker fees, as well as applied product-related overhead. A periodic review of inventory quantities on hand is performed in order to determine if inventory is properly valued at the lower of cost or market. Factors related to current inventories such as future consumer demand and fashion trends, current aging, current analysis of merchandise based on receipt date, current and anticipated retail markdowns or wholesale discounts, and class or type of inventory are analyzed to determine estimated net realizable values. Criteria utilized by us to determine the net realizable value of our inventories and the related level of required inventory reserves include factors such as the amount of merchandise received within the past twelve months, merchandise received more than one year before with quantities on-hand in excess of twelve months of sales, and merchandise currently selling below cost. A provision is recorded to reduce the cost of inventories to its estimated net realizable value, if required. Inventories as of September 30, 2013 and 2012 totaled $86.5 million and $88.8 million, respectively, representing 41.6% and 44.5% of total assets, respectively. Given the significance of inventories to our consolidated financial statements, the determination of net realizable values is considered to be a critical accounting estimate. Any significant unanticipated changes in the factors noted above could have a significant impact on the value of our inventories and our reported operating results.

Long-Lived Assets.     Our long-lived assets consist principally of store leasehold improvements and furniture and equipment (included in “property, plant and equipment, net” in our consolidated balance sheets) and, to a much lesser extent, patent and lease acquisition costs (included in “other intangible assets, net” in our consolidated balance sheets). These long-lived assets are recorded at cost and are amortized using the straight-line method over the shorter of the lease term or their useful life. Net long-lived assets as of September 30, 2013 and 2012 totaled $55.8 million and $52.4 million, respectively, representing 26.8% and 26.3% of total assets, respectively.

In assessing potential impairment of these assets, we periodically evaluate the historical and forecasted operating results and cash flows on a store-by-store basis. Newly opened stores may take time to generate positive operating and cash flow results. Factors such as (1) store type, that is, Company store or leased department, (2) store concept, that is, Motherhood, Pea or Destination Maternity, (3) store location, for example, urban area versus suburb, (4) current marketplace awareness of our brands, (5) local customer demographic data, (6) anchor stores within the mall in which our store is located and (7) current fashion trends are all considered in determining the time frame required for a store to achieve positive financial results, which is assumed to be within two years from the date a store location is opened. If economic conditions are substantially different from our expectations, the carrying value of certain of our long-lived assets may become impaired. As a result of our impairment assessment, we recorded write-downs of long-lived assets of $0.8 million and $1.9 million during fiscal 2013 and fiscal 2012, respectively.

Self-Insurance Reserves.     We are primarily self-insured for most workers’ compensation claims, general liability and automotive liability losses, and for employee-related healthcare claims. We have purchased insurance coverage in order to establish certain limits to our exposure on a per claim basis and on an aggregate basis. Our accrued insurance expense, which was primarily for self-insurance reserves, as of September 30, 2013 and 2012 totaled $5.9 million and $5.3 million, respectively, representing 2.8% and 2.7% of total assets, respectively. The estimated reserves for our self-insured liabilities and our reported operating results could be significantly affected if future occurrences and claims differ from the factors noted below.

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

The temporary differences between the book and tax treatment of income and expenses, as well as certain state net operating loss carryforwards, result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income. To the extent we believe that recovery is not more likely than not, we must establish a valuation allowance to reduce deferred tax assets to the amount considered realizable. Actual results could differ from our assessments if adequate taxable income is not generated in future periods. Net deferred tax assets as of September 30, 2013 and 2012 totaled $20.5 million and $18.2 million, respectively, representing 9.8% and 9.1% of total assets at September 30, 2013 and 2012, respectively. To the extent we establish a valuation allowance or change a previously established valuation allowance in a future period, income tax expense will be impacted.

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

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU No. 2013-11 requires presentation of an unrecognized tax benefit in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit would be presented in the financial statements as a liability and would not be combined with deferred tax assets. ASU No. 2013-11 is effective for financial statements issued for annual reporting periods beginning after December 15, 2013 and interim periods within those years. Adoption of the new requirements of ASU No. 2013-11 is not expected to have a material impact on our consolidated financial position or results of operations.

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

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU No. 2011-05 required companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. It eliminated the option to present components of other comprehensive income as part of the statement of stockholders’ equity. The standard did not change the items which must be reported in other comprehensive income. In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which deferred the effective date of the requirement to present separate line items on the statement of income for reclassification adjustments out of accumulated other comprehensive income into net income. ASU No. 2011-05 and No. 2011-12 were effective for financial statements issued for annual reporting periods beginning after December 15, 2011 and interim periods within those years. In accordance with ASU No. 2011-05 and No. 2011-12 we have presented two separate but consecutive statements in our consolidated financial statements, which include the components of net income and other comprehensive income. Because this guidance impacted presentation only, the adoption of the new requirements of ASU No. 2011-05 and No. 2011-12 did not have any impact on our consolidated financial position or results of operations.

Off Balance Sheet Arrangements

None.

Inflation

We do not believe that inflation has had a material effect on our net sales or profitability in the periods presented. However, there can be no assurance that our business will not be affected by inflation in the future.

Forward-Looking Statements

Some of the information in this report, including the information incorporated by reference (as well as information included in oral statements or other written statements made or to be made by us), contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements involve a number of risks and uncertainties. A number of factors could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, but are not limited to: the strength or weakness of the retail industry in general and of apparel purchases in particular, our ability to successfully manage our various business initiatives, the success of our international business and its expansion, our ability to successfully manage, retain and expand our leased department, licensed brand and international franchise relationships, and marketing partnerships, future sales trends in our various sales channels, unusual weather patterns, changes in consumer spending patterns, raw material price increases, overall economic conditions and other factors affecting consumer confidence, demographics and other macroeconomic factors that may impact the level of spending for maternity apparel (such as fluctuations in pregnancy rates and birth rates), expense savings initiatives, our ability to anticipate and respond to fashion trends and consumer preferences, unanticipated fluctuations in our operating results, the impact of competition and fluctuations in the price, availability and quality of raw materials and contracted products, availability of suitable store locations, continued availability of capital and financing, our ability to hire and develop senior management and sales associates, our ability to develop and source merchandise, our ability to receive production from foreign sources on a timely basis, potential stock repurchases, the continuation of the regular quarterly cash dividend, the trading liquidity of our common stock, changes in market interest rates, our ability to successfully manage and accomplish our planned relocation of our headquarters and distribution operations with minimal disruption to our overall operations, war or acts of terrorism and other factors referenced in this report, including those set forth under the caption “Item 1A. Risk Factors.”

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

As of September 30, 2013, we had cash equivalents of $20.4 million. Our cash equivalents consist of investments in money market funds that bear interest at variable rates. A change in market interest rates earned on our investments impacts the interest income and cash flows, but does not materially impact the fair market value of the financial instruments. Due to the average maturity and conservative nature of our investment portfolio, we believe a sudden change in interest rates would not have a material effect on the value of our investment portfolio. The impact on our future interest income resulting from changes in investment yields will depend largely on the gross amount of our investment portfolio at that time. However, based upon the conservative nature of our investment portfolio and current experience, we do not believe a decrease in investment yields would have a material negative effect on our interest income.

As of September 30, 2013, our debt portfolio consisted of our $61.0 million Credit Facility, which is denominated in United States dollars. Our Credit Facility has variable interest rates that are tied to market indices. As of September 30, 2013, we had no direct borrowings and $5.7 million of letters of credit outstanding under our Credit Facility. As of September 30, 2013, Tranche A borrowings under the new Credit Facility would have resulted in interest at a rate between approximately 1.68% and 3.75% per annum, and Tranche A-1 borrowings under the new Credit Facility would have resulted in interest at a rate between approximately 3.18% and 5.25% per annum. Interest on any future borrowings under the Credit Facility would, to the extent of outstanding borrowings, be affected by changes in market interest rates. A change in market interest rates on the variable rate portion of our debt portfolio would impact the interest expense incurred and cash flows.

Other than as described above, we do not believe that the market risk exposure on other financial instruments is material.

Item 8.	Financial Statements and Supplementary Data

Our Consolidated Financial Statements appear on pages F-1 through F-29, as set forth in Item 15.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to our management on a timely basis to allow decisions regarding required disclosure. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2013. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2013, these controls and procedures were effective.

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

Management assessed the Company’s internal control over financial reporting as of September 30, 2013, the end of the Company’s fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and the Company’s overall control environment.

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

(b)     Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Destination Maternity Corporation:

We have audited Destination Maternity Corporation’s internal control over financial reporting as of September 30, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Destination Maternity Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting presented above. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Destination Maternity Corporation maintained, in all material respects, effective internal control over financial reporting as of September 30, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Destination Maternity Corporation and subsidiaries as of September 30, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended September 30, 2013 and the related financial statement schedule, and our report dated December 13, 2013 expressed an unqualified opinion on those consolidated financial statements and the related financial statement schedule.

/s/ KPMG LLP

Philadelphia, Pennsylvania

December 13, 2013

(c)     Change in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting identified in connection with management’s evaluation that occurred during the last fiscal quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

In connection with our plans to relocate our corporate headquarters and distribution operations from Philadelphia, Pennsylvania to southern New Jersey we entered into the following leases:

On September 19, 2013 we entered into a Lease Agreement (“HQ Lease”) with 232 Strawbridge Associates, LLC to lease an approximately 74,000 square foot building located at Moorestown Corporate Center, 232 Strawbridge Drive, in Moorestown, New Jersey.  This facility, once renovated, will serve as our new corporate headquarters.  We expect to relocate our corporate office operations (which are currently split between our headquarters at North 5th Street in Philadelphia and our offices in the Philadelphia Navy Yard) to this newly renovated facility in Fall 2014.  The HQ Lease has a term of eleven years.  In addition, we have an option to extend the HQ Lease for an additional ten years at the expiration of the initial term.

On December 3, 2013 we entered into a Single-Tenant Industrial Lease (“DC Lease”) with Haines Center – Florence, LLC to lease a new 406,000 square foot build-to-suit building at 1000 John Galt Way, in Florence Township, New Jersey.  This facility, once built to our specifications by the landlord, will serve as our new distribution center.  We expect to relocate our distribution operations (which are currently split between our main distribution center at North 5th Street in Philadelphia and our distribution facility in the Philadelphia Navy Yard) to this new facility in early to mid 2015.  The DC Lease has a term of 15 years.  In addition, we have three option periods, each for five years, to extend the DC Lease for a total of an additional 15 years after the expiration of the initial term.

As discussed in our earnings press release dated November 21, 2013, although we expect to incur some, predominantly non-cash, charges to earnings in fiscal 2014 and 2015 related to the closure of our existing facilities and the preparation for occupancy of our new facilities, we expect to generate ongoing annual cash and earnings benefits from our relocations once we are operating in both our new headquarters and new distribution center facilities.  We project that our charges, predominantly non-cash, associated with the facilities relocations, will be: (1) approximately $2.9 million pretax, or approximately $1.8 million after tax ($0.13 per diluted share) for fiscal 2014, and (2) approximately $0.8 million pretax, or approximately $0.5 million after tax ($0.04 per diluted share) for fiscal

2015. We project that, once we are operating in both our new headquarters and new distribution center facilities, which we expect to begin during the middle of fiscal 2015, our ongoing annualized after-tax earnings benefit from the relocations will be approximately $0.11 per diluted share, and our ongoing annualized after-tax cash benefit from the relocations will be approximately $4 million.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of September 30, 2013, regarding the number of shares of common stock that may be issued under our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	508,369	(1)	$14.94	1,095,106	(2)
Equity compensation plans not approved by security holders	40,000	(3)	$20.62	—
Total	548,369		$15.35	1,095,106

(1)	Reflects shares subject to options outstanding under the Company's Amended and Restated 1987 Stock Option Plan, the 1994 Director Stock Option Plan and the 2005 Plan.

(2)	Reflects shares available under the 2005 Plan (641,347 of which may be issued as shares of restricted stock).

(3)	Reflects shares subject to an outstanding option agreement awarded as a non-plan based inducement grant in connection with the hiring of our President in fiscal 2011.

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

(3)	Exhibits

See following Index of Exhibits.

INDEX OF EXHIBITS

Exhibit No.	Description

*3.1	Restated Certificate of Incorporation of the Company (Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2008)

*3.2	Bylaws of the Company (Exhibit 3.2 to the Company’s Current Report on Form 8-K dated November 14, 2013)

*4.1

Specimen certificate representing shares of the Company’s common stock with legend regarding Preferred Stock Purchase Rights (Exhibit 4.2 to the Company’s Current Report on Form 8-K dated October 12, 1995)

*4.2

Amended and Restated Rights Agreement, dated as of October 9, 2005, between the Company and StockTrans, Inc., which includes the Form of Series B Rights Certificate, the Certificate of Designation of the voting powers, designations, preferences, and relative, participating, optional or other special rights and qualifications, limitations and restrictions of the Series B Junior Participating Preferred Stock, and a Summary of Rights to Purchase Preferred Stock attached thereto as Exhibits A, B and C respectively (Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 9, 2005)

†*10.1	1994 Director Stock Option Plan (Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended September 30, 1994)

†*10.2	1987 Stock Option Plan (as amended and restated) (Exhibit 4.1 to the Company’s Registration Statement on Form S-8, Registration No. 333-59529, dated July 21, 1998)

†*10.3	Amendment to the Company’s 1987 Stock Option Plan, as amended and restated, effective as of November 13, 2002 (Exhibit 10.25 to the Company’s Form 10-Q for the quarter ended March 31, 2003)

†*10.4

Form of Non-Qualified Stock Option Agreement under the Company’s 1987 Stock Option Plan (Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2004 (the “2004 Form 10-K”))

†*10.5	Form of Non-Qualified Stock Option Agreement under the Company’s 1994 Director Stock Option Plan (Exhibit 10.19 to the 2004 Form 10-K)

†*10.6

Form of Waiver of Rights Under Company’s 1987 Stock Option Plan and 1994 Director Stock Option Plan executed by each of the Company’s Non-Management Directors (Exhibit 10.21 to the Company’s Current Report on Form 8-K dated December 29, 2005 (the “December 29, 2005 Form 8-K”))

†*10.7	Form of Waiver of Rights Under Company’s 1987 Stock Option Plan executed by certain of the Company’s executive officers (Exhibit 10.22 to the December 29, 2005 Form 8-K)

†*10.8

Form of Restricted Stock Award Agreement under the Company’s 2005 Equity Incentive Plan (Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2006 (the “2006 Form 10-K”))

†*10.9	Form of Non-Qualified Stock Option Agreement under the Company’s 2005 Equity Incentive Plan (Exhibit 10.29 to the 2006 Form 10-K)

†*10.10

Supplemental Retirement Agreement dated as of March 2, 2007, between the Company and Rebecca C. Matthias (Exhibit 10.3 to the Company’s Current Report on Form 8-K dated March 2, 2007 (the “March 2, 2007 Form 8-K”)

†*10.11	Supplemental Retirement Agreement dated as of March 2, 2007, between the Company and Dan W. Matthias (Exhibit 10.4 to the March 2, 2007 Form 8-K)

†*10.12	Letter Agreement, dated March 28, 2008, between the Company and Dan W. Matthias and Rebecca C. Matthias (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 28, 2008)

†*10.13	Letter Agreement, dated May 20, 2008, between the Company and Dan W. Matthias and Rebecca C. Matthias (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 20, 2008)

†*10.14	Employment Agreement, dated July 23, 2008, between the Company and Judd P. Tirnauer (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 21, 2008 (the “July 21, 2008 Form 8-K”))

†*10.15	Restrictive Covenant Agreement with Judd P. Tirnauer dated July 23, 2008 (Exhibit 10.2 to the July 21, 2008 Form 8-K)

†*10.16	Restricted Stock Award Agreement with Judd P. Tirnauer dated July 23, 2008 (Exhibit 10.3 to the July 21, 2008 Form 8-K)

†*10.17	Transition Agreement, dated September 26, 2008, between Dan W. Matthias and the Company (Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 26, 2008)

†*10.18	Letter Agreement, dated November 6, 2009, between Dan W. Matthias and the Company (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 4, 2009 (the “November 4, 2009 Form 8-K”))

Exhibit No.	Description

†*10.19	Transition Agreement, dated November 6, 2009, between Rebecca C. Matthias and the Company (Exhibit 10.3 to the November 4, 2009 Form 8-K)

†*10.20

Employment Agreement, dated April 11, 2011, between Christopher F. Daniel and the Company (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 11, 2011 (the “April 11, 2011 Form 8-K”))

†*10.21

Non-Qualified Stock Option Award Agreement between Christopher F. Daniel and the Company (Exhibit 10.44 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (the “June 30, 2011 Form 10-Q”))

†*10.22	Form of Restricted Stock Award Agreement between Christopher F. Daniel and the Company (Exhibit 10.45 to the June 30, 2011 Form 10-Q)

†*10.23	Executive Employment Agreement, dated July 16, 2009, between Ronald J. Masciantonio and the Company (Exhibit 10.4 to the April 11, 2011 Form 8-K)

†*10.24	Amendment to Executive Employment Agreement, dated April 27, 2010, between Ronald J. Masciantonio and the Company (Exhibit 10.5 to the April 11, 2011 Form 8-K)

†*10.25	Restrictive Covenant Agreement, dated July 16, 2009, between Ronald J. Masciantonio and the Company (Exhibit 10.6 to the April 11, 2011 Form 8-K)

†*10.26

Amendment, dated August 10, 2011, to the Employment Agreement dated as of July 23, 2008 between Judd P. Tirnauer and the Company (Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 10, 2011 (the “August 10, 2011 Form 8-K”))

†*10.27	Amendment, dated August 10, 2011, to the Employment Agreement dated as of July 16, 2009 (as amended) between Ronald J. Masciantonio and the Company (Exhibit 10.3 to the August 10, 2011 Form 8-K)

†*10.28

Amendment, dated November 22, 2011, to the Employment Agreement dated as of July 23, 2008 (as amended) between Judd P. Tirnauer and the Company (Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2011 (the “2011 Form 10-K”))

†*10.29	Amendment, dated November 22, 2011, to the Employment Agreement dated as of July 16, 2009 (as amended) between Ronald J. Masciantonio and the Company (Exhibit 10.46 to the 2011 Form 10-K)

†*10.30	Form of Restricted Stock Unit Award Agreement under the Company’s 2005 Equity Incentive Plan (Exhibit 10.47 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011)

†*10.31	Third Amended and Restated Employment Agreement dated March 6, 2012 between Edward M. Krell and the Company (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 6, 2012)

*10.32

Credit Agreement, dated November 1, 2012, among the Company and Cave Springs, Inc., each as a Borrower, and Mothers Work Canada, Inc., as a Guarantor, and Wells Fargo, N.A., as the Lender and Administrative Agent (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 1, 2012)

†*10.33

Amendment, dated November 15, 2012, to the Employment Agreement dated as of July 16, 2009 (as amended) between Ronald J. Masciantonio and the Company (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 15, 2012)

†*10.34	Non-Employee Director Compensation Policy & Equity Ownership Guidelines (Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2012)

†*10.35	Management Incentive Program (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 25, 2013 (the “January 25, 2013 Form 8-K”))

†*10.36	2005 Equity Incentive Plan (as amended and restated) (Exhibit 10.2 to the January 25, 2013 Form 8-K)

†*10.37

Letter Amendment dated December 7, 2013 to the Employment Agreement between the Company and Christopher F. Daniel (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December  4, 2013 (the “December 4, 2013 Form 8-K”))

†*10.38	Letter Amendment dated December 7, 2013 to the Employment Agreement between the Company and Judd P. Tirnauer (Exhibit 10.2 to the December 4, 2013 Form 8-K)

†*10.39	Letter Amendment dated December 7, 2013 to the Employment Agreement between the Company and Ronald J. Masciantonio (Exhibit 10.3 to the December 4, 2013 Form 8-K)

†10.40	Letter, dated August 16, 2013, from Ronald J. Masciantonio to the Company pursuant to employment agreement

Exhibit No.	Description

21	Subsidiaries of the Company

23	Consent of KPMG LLP

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Executive Vice President & Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Executive Vice President & Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference.

†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Philadelphia, Commonwealth of Pennsylvania, on December 13, 2013.

DESTINATION MATERNITY CORPORATION

By:	/S/ EDWARD M. KRELL
Edward M. Krell
Chief Executive Officer (Principal Executive Officer)

By:	/S/ JUDD P. TIRNAUER
Judd P. Tirnauer
Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on December 13, 2013, in the capacities indicated:

/S/ EDWARD M. KRELL Edward M. Krell	Chief Executive Officer and Director (Principal Executive Officer)

/S/ JUDD P. TIRNAUER Judd P. Tirnauer	Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)

/S/ ARNAUD AJDLER Arnaud Ajdler	Director (Non-Executive Chairman of the Board)

/S/ MICHAEL J. BLITZER Michael J. Blitzer	Director

/S/ BARRY ERDOS Barry Erdos	Director

/S/ JOSEPH A. GOLDBLUM Joseph A. Goldblum	Director

/S/ MELISSA PAYNER-GREGOR Melissa Payner-Gregor	Director

/S/ WILLIAM A. SCHWARTZ, JR. William A. Schwartz, Jr.	Director

/S/ B. ALLEN WEINSTEIN B. Allen Weinstein	Director

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Destination Maternity Corporation:

We have audited the accompanying consolidated balance sheets of Destination Maternity Corporation and subsidiaries as of September 30, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended September 30, 2013. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule, Valuation and Qualifying Accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Destination Maternity Corporation and subsidiaries as of September 30, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Destination Maternity Corporation’s internal control over financial reporting as of September 30, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 13, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania

December 13, 2013

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30,
	2013	2012

ASSETS
Current assets:
Cash and cash equivalents	$24,555	$22,376
Trade receivables, net	12,463	13,197
Inventories	86,546	88,754
Deferred income taxes	8,012	7,557
Prepaid expenses and other current assets	6,927	4,220
Total current assets	138,503	136,104
Property, plant and equipment, net	53,447	51,078
Other assets:
Deferred financing costs, net of accumulated amortization of $181 and $751	807	92
Other intangible assets, net of accumulated amortization of $1,166 and $2,123	2,344	1,347
Deferred income taxes	12,470	10,667
Other non-current assets	410	356
Total other assets	16,031	12,462
Total assets	$207,981	$199,644

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit borrowings	$—	$—
Current portion of long-term debt	—	15,257
Accounts payable	23,810	21,987
Accrued expenses and other current liabilities	39,417	35,544
Total current liabilities	63,227	72,788
Deferred rent and other non-current liabilities	22,121	21,884
Total liabilities	85,348	94,672

Commitments and contingencies (Note 15)

Stockholders’ equity:
Preferred stock, 1,656,381 shares authorized
Series B junior participating preferred stock, $.01 par value; 300,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value; 20,000,000 shares authorized, 13,556,331 and 13,370,149 shares issued and outstanding, respectively	136	134
Additional paid-in capital	98,634	95,086
Retained earnings	23,930	9,786
Accumulated other comprehensive loss	(67)	(34)
Total stockholders’ equity	122,633	104,972
Total liabilities and stockholders’ equity	$207,981	$199,644

The accompanying notes are an integral part of these Consolidated Financial Statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Year Ended September 30,
	2013	2012	2011

Net sales	$540,259	$541,476	$545,394
Cost of goods sold	249,298	250,765	248,497
Gross profit	290,961	290,711	296,897
Selling, general and administrative expenses	252,026	255,623	257,421
Store closing, asset impairment and asset disposal expenses	1,441	1,983	1,039
Other charges	—	—	193
Operating income	37,494	33,105	38,244
Interest expense, net	532	1,215	2,233
Loss on extinguishment of debt	9	22	37
Income before income taxes	36,953	31,868	35,974
Income tax provision	13,010	12,496	12,986
Net income	$23,943	$19,372	$22,988

Net income per share—Basic	$1.80	$1.48	$1.79
Average shares outstanding—Basic	13,272	13,096	12,820
Net income per share—Diluted	$1.78	$1.46	$1.75
Average shares outstanding—Diluted	13,439	13,267	13,120

The accompanying notes are an integral part of these Consolidated Financial Statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended September 30,
	2013	2012	2011

Net income	$23,943	$19,372	$22,988
Foreign currency translation adjustments	(33)	(16)	(18)
Change in fair value of interest rate swap, net of tax	—	90	490
Comprehensive income	$23,910	$19,446	$23,460

The accompanying notes are an integral part of these Consolidated Financial Statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total
	Number of Shares	Amount

Balance as of September 30, 2010	12,691	$127	$88,399	$(16,348)	$(580)	$71,598
Net income	—	—	—	22,988	—	22,988
Change in fair value of interest rate swap, net of tax	—	—	—	—	490	490
Foreign currency translation adjustments	—	—	—	—	(18)	(18)
Cash dividends	—	—	—	(6,901)	—	(6,901)
Stock-based compensation	117	1	2,343	—	—	2,344
Exercise of stock options, net	547	5	2,280	—	—	2,285
Excess tax benefit from stock option exercises and restricted stock vesting	—	—	2,695	—	—	2,695
Repurchase and retirement of common stock	(129)	(1)	(2,785)	—	—	(2,786)
Balance as of September 30, 2011	13,226	132	92,932	(261)	(108)	92,695
Net income	—	—	—	19,372	—	19,372
Change in fair value of interest rate swap, net of tax	—	—	—	—	90	90
Foreign currency translation adjustments	—	—	—	—	(16)	(16)
Cash dividends	—	—	—	(9,325)	—	(9,325)
Stock-based compensation	91	1	2,356	—	—	2,357
Exercise of stock options, net	84	1	106	—	—	107
Excess tax benefit from stock option exercises and restricted stock vesting	—	—	289	—	—	289
Repurchase and retirement of common stock	(31)	—	(597)	—	—	(597)
Balance as of September 30, 2012	13,370	134	95,086	9,786	(34)	104,972
Net income	—	—	—	23,943	—	23,943
Foreign currency translation adjustments	—	—	—	—	(33)	(33)
Cash dividends	—	—	—	(9,799)	—	(9,799)
Stock-based compensation	97	1	2,770	—	—	2,771
Exercise of stock options, net	123	1	743	—	—	744
Excess tax benefit from stock option exercises and restricted stock vesting	—	—	760	—	—	760
Repurchase and retirement of common stock	(34)	—	(725)	—	—	(725)
Balance as of September 30, 2013	13,556	$136	$98,634	$23,930	$(67)	$122,633

The accompanying notes are an integral part of these Consolidated Financial Statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended September 30,
	2013	2012	2011

Operating Activities
Net income	$23,943	$19,372	$22,988
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,424	12,445	12,769
Stock-based compensation expense	2,771	2,357	2,344
Loss on impairment of long-lived assets	786	1,876	768
Loss on disposal of assets	528	115	270
Loss on extinguishment of debt	9	22	37
Deferred income tax (benefit) provision	(3,007)	(1,378)	2,679
Amortization of deferred financing costs	203	105	170
Changes in assets and liabilities:
Decrease (increase) in:
Trade receivables	727	(2,188)	(680)
Inventories	2,205	1,611	(9,632)
Prepaid expenses and other current assets	(2,708)	2,577	(1,634)
Other non-current assets	(54)	(12)	(26)
Increase (decrease) in:
Accounts payable, accrued expenses and other current liabilities	4,058	6,201	(5,525)
Deferred rent and other non-current liabilities	268	(406)	(3,085)
Net cash provided by operating activities	42,153	42,697	21,443
Investing Activities
Capital expenditures	(15,059)	(9,256)	(12,270)
Additions to intangible assets	(963)	(265)	(313)
Withdrawal from grantor trust	—	—	1,504
Net cash used in investing activities	(16,022)	(9,521)	(11,079)
Financing Activities
Increase (decrease) in cash overdrafts	1,278	(401)	(1,147)
Repayment of long-term debt	(15,257)	(16,085)	(13,819)
Deferred financing costs paid	(927)	(61)	(26)
Withholding taxes on stock-based compensation paid in connection with repurchase of common stock	(725)	(597)	(2,786)
Cash dividends paid	(9,799)	(9,325)	(6,901)
Proceeds from exercise of stock options	744	107	2,285
Excess tax benefit from exercise of stock options and restricted stock vesting	760	289	2,695
Net cash used in financing activities	(23,926)	(26,073)	(19,699)
Effect of exchange rate changes on cash and cash equivalents	(26)	(12)	(13)
Net Increase (Decrease) in Cash and Cash Equivalents	2,179	7,091	(9,348)
Cash and Cash Equivalents, Beginning of Year	22,376	15,285	24,633
Cash and Cash Equivalents, End of Year	$24,555	$22,376	$15,285

The accompanying notes are an integral part of these Consolidated Financial Statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF BUSINESS

Destination Maternity Corporation and subsidiaries (the “Company”) is a specialty designer and retailer of maternity clothing. The Company operated 1,907 retail locations as of September 30, 2013, including 596 stores and 1,311 leased departments, throughout the United States, Puerto Rico and Canada, and markets its maternity apparel on the Internet through its DestinationMaternity.com and brand-specific websites. The Company also markets maternity apparel at Kohl’s® stores throughout the United States under an exclusive product and license agreement. Further the Company has store franchise and product supply relationships in the Middle East, South Korea and India. The Company was incorporated in Delaware in 1982.

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

The Company operates on a fiscal year ending September 30 of each year. All references to fiscal years of the Company refer to the fiscal years ended on September 30 in those years. For example, the Company’s “fiscal 2013” ended on September 30, 2013.

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

Cash and cash equivalents include cash on hand, cash in the bank and short-term investments with an original maturity of three months or less when purchased. Book cash overdrafts, which are outstanding checks in excess of funds on deposit, of $4,730,000 and $3,452,000 were included in accounts payable as of September 30, 2013 and 2012, respectively.

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

Property, plant and equipment are stated at cost. Depreciation and amortization are computed for financial reporting purposes on a straight-line basis, using service lives ranging principally from five to ten years for furniture and equipment and forty years for the building. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or their useful life. The cost of assets sold or retired and the related accumulated depreciation or amortization are removed from the accounts with any resulting gain or loss included in net income. Maintenance and repairs are expensed as incurred, except for the capitalization of major renewals and betterments that extend the life of the asset. Long-lived assets are reviewed for impairment whenever adverse events, or changes in circumstances or business climate, indicate that the carrying value may not be recoverable. Factors used in the evaluation include, but are not limited to, management’s plans for future operations, brand initiatives, recent operating results and projected cash flows. If the associated undiscounted cash flows are insufficient to support the recorded asset, an impairment loss is recognized to reduce the carrying value of the asset. The amount of the impairment loss is determined by comparing the fair value of the asset with the carrying value. During fiscal 2013, 2012 and 2011, the Company recorded impairment write-downs of property, plant and equipment totaling $754,000, $1,875,000 and $759,000, respectively, on a pretax basis.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

g.	Intangible Assets

Intangible assets with definite useful lives consist primarily of patent and lease acquisition costs. The Company capitalizes legal costs incurred to defend its patents when a successful outcome is deemed probable and to the extent of an evident increase in the value of the patents. Intangible assets are amortized over the shorter of their useful life or, if applicable, the lease term. Management reviews the carrying amount of these intangible assets as impairment indicators arise, to assess the continued recoverability based on future undiscounted cash flows and operating results from the related asset, future asset utilization and changes in market conditions. During fiscal 2013 the Company capitalized $1,093,000 of legal costs incurred in connection with a lawsuit asserting infringement of Company patents. During fiscal 2013, 2012 and 2011, the Company recorded write-downs of intangible assets totaling $32,000, $1,000 and $9,000, respectively, on a pretax basis. The Company has not identified any indefinite-lived intangible assets. Aggregate amortization expense of intangible assets in fiscal 2013, 2012 and 2011 was $149,000, $142,000 and $135,000, respectively.

Estimated amortization expense of the Company’s intangible assets as of September 30, 2013, for the next five fiscal years, is as follows (in thousands):

Fiscal Year
2014	$198
2015	180
2016	175
2017	168
2018	163

h.	Interest Rate Derivatives

The Company mitigated a portion of its floating rate interest risk on variable rate long-term debt through an interest rate swap agreement that expired on April 18, 2012. On the date the derivative instrument was entered into, the Company designated it as a hedge of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”) and recognized the derivative on the balance sheet at fair value. In accordance with applicable accounting standards for derivative instruments, changes in the fair value of a derivative that is designated as, and meets all the criteria for, a cash flow hedge were recorded in accumulated other comprehensive loss and reclassified into earnings as the underlying hedged item affected earnings. The Company formally documented the relationship between the hedging instrument and hedged items. The Company formally assessed at the inception of the hedge and on a quarterly basis, whether the derivative was highly effective in offsetting changes in cash flows of the hedged item. For fiscal 2012 and 2011, the Company’s interest rate swap was determined to have no ineffectiveness.

i.	Deferred Financing Costs

Deferred financing costs are amortized to interest expense over the term of the related debt agreement. Amortization expense of deferred financing costs in fiscal 2013, 2012 and 2011 was $203,000, $105,000 and $170,000, respectively. In connection with debt extinguishments, in fiscal 2013, 2012 and 2011 the Company wrote off $9,000, $22,000 and $37,000, respectively, of unamortized deferred financing costs (see Note 9). In connection with its current credit facility entered into on November 1, 2012, the Company incurred approximately $988,000 in deferred financing costs, of which $927,000 was paid in fiscal 2013 and $61,000 was paid in fiscal 2012 (see Note 8).

Estimated amortization expense of the Company’s deferred financing costs as of September 30, 2013 is as follows (in thousands):

Fiscal Year
2014	$198
2015	198
2016	198
2017	198
2018	15

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

j.	Deferred Rent

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

The carrying values of cash and cash equivalents, trade receivables and accounts payable approximate fair value due to the short-term nature of those instruments. The majority of the Company’s long-term debt bore interest at variable rates, which adjusted based on market conditions, and the carrying value of the long-term debt approximated fair value. The fair value of the Company’s debt was determined using a discounted cash flow analysis based on interest rates available to the Company. A significant portion of the Company’s floating rate interest risk on variable rate long-term debt was mitigated through an interest rate swap agreement that expired on April 18, 2012.

m.	Revenue Recognition, Sales Returns and Allowances

Revenue is recognized at the point of sale for retail store sales, including leased department sales, or when merchandise is delivered to customers for licensed brand product and Internet sales, and when merchandise is shipped to international franchisees. A liability is established for the retail value of gift cards sold and merchandise credits issued. The liability is relieved and revenue is recognized when gift cards or merchandise credits are redeemed by customers as tender for merchandise purchased. Allowances for returns are recorded as a reduction of revenue, based on the Company’s historical experience. Revenues are recorded net of applicable sales taxes.

n.	Other Revenues

Included in net sales are revenues earned by the Company through a variety of marketing partnership programs utilizing the Company’s opt-in customer database and various in-store marketing initiatives, focused on baby and parent-related products and services. Revenue from marketing partnership programs is recognized when goods or services are provided. Also included in net sales are fees and royalties related to international franchise agreements. International franchise fees are earned by the Company when all material services or conditions related to the international franchise agreement have been substantially performed or satisfied and royalties are earned based on net sales of the Company’s international franchisees and may include minimum guaranteed royalties.

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

The Company expenses the costs of advertising when the advertising first occurs. Advertising expenses, including Internet advertising expenses, were $16,984,000, $13,878,000 and $11,712,000 in fiscal 2013, 2012 and 2011, respectively.

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

Basic net income (or earnings) per share (“Basic EPS”) is computed by dividing net income by the weighted average number of common shares outstanding, excluding restricted stock awards for which the restrictions have not lapsed. Diluted net income per share (“Diluted EPS”) is computed by dividing net income by the weighted average number of common shares outstanding, after giving effect to the potential dilution, if applicable, from the assumed lapse of restrictions on restricted stock awards and exercise of stock options into shares of common stock as if those stock options were exercised. Common shares issuable in connection with the award of performance-based restricted stock units (“RSUs”) are excluded from the calculation of EPS until the RSUs’ performance conditions are achieved and the shares in respect of the RSUs become issuable (see Note 13).

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following table summarizes those effects for the diluted net income per share calculation (in thousands, except per share amounts):

	Year Ended September 30,
	2013	2012	2011

Net income	$23,943	$19,372	$22,988
Net income per share—Basic	$1.80	$1.48	$1.79
Net income per share—Diluted	$1.78	$1.46	$1.75
Average number of shares outstanding—Basic	13,272	13,096	12,820
Incremental shares from the assumed exercise of outstanding stock options	108	122	239
Incremental shares from the assumed lapse of restrictions on restricted stock awards	59	49	61
Average number of shares outstanding—Diluted	13,439	13,267	13,120

In addition to performance-based RSUs, for fiscal 2013, 2012 and 2011, stock options and unvested restricted stock totaling approximately 196,000, 321,000 and 164,000 shares, respectively, were excluded from the calculation of Diluted EPS as their effect would have been antidilutive.

On January 26, 2011, the Company announced the initiation of a regular quarterly cash dividend. During fiscal 2013, 2012 and 2011 the Company paid cash dividends totaling $9,799,000 ($0.725 per share), $9,325,000 ($0.70 per share) and $6,901,000 ($0.525 per share), respectively. On November 14, 2013 the Company declared a quarterly cash dividend of $0.1875 per share payable on December 27, 2013, which will require approximately $2,600,000 of available cash.

w.	Statements of Cash Flows

In fiscal 2013, 2012 and 2011, the Company paid interest, including payments made on its interest rate swap agreement (see Note 9), of $360,000, $1,359,000 and $2,266,000, respectively, and made income tax payments, net of refunds, of $16,188,000, $7,432,000 and $9,804,000, respectively.

x.	Business and Credit Risk

Financial instruments, primarily cash and cash equivalents and trade receivables, potentially subject the Company to concentrations of credit risk. The Company limits its credit risk associated with cash and cash equivalents by placing such investments in highly liquid funds and instruments. Trade receivables associated with third-party credit cards are processed by financial institutions, which are monitored for financial stability. Trade receivables associated with licensed brand, leased department, international franchise and other relationships are evaluated for collectibility based on a combination of factors, including aging of trade receivables, write-off experience and past payment trends. The Company is dependent on key suppliers to provide sufficient quantities of inventory at competitive prices. No single supplier represented 10% or more of net purchases in fiscal 2013, 2012 or 2011. A significant majority of the Company’s purchases during fiscal 2013, 2012 and 2011 were imported. Management believes that any event causing a disruption of imports from any specific country could be mitigated by moving production to readily available alternative sources.

y.	Insurance

The Company is self-insured for workers’ compensation, general liability and automotive liability claims, and employee-related healthcare claims, up to certain stop-loss limits. Such costs are accrued based on known claims and an estimate of incurred but not reported claims. Further, the Company utilizes a cooperative arrangement with a number of other companies to assist in managing certain workers’ compensation and general liability insurance risks for loss occurrences prior to March 1, 2010. The Company’s expenses associated with this relationship could be impacted by the loss history associated with the cooperative as a whole. Liabilities associated with these risks are estimated by considering historical claims experience and other actuarial assumptions.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

z.	Store Preopening Costs

Non-capital expenditures, such as payroll costs incurred prior to the opening of a new store, are charged to expense in the period in which they were incurred.

aa.	Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU No. 2013-11 requires presentation of an unrecognized tax benefit in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit would be presented in the financial statements as a liability and would not be combined with deferred tax assets. ASU No. 2013-11 is effective for financial statements issued for annual reporting periods beginning after December 15, 2013 and interim periods within those years. Adoption of the new requirements of ASU No. 2013-11 is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

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

Trade receivables are recorded based on revenue recognized for sales of the Company’s merchandise and for other revenue earned by the Company through its marketing partnership programs and international franchise agreements, and are non-interest bearing. The Company evaluates the collectability of trade receivables based on a combination of factors, including aging of trade receivables, write-off experience, analysis of historical trends and expectations of future performance. An allowance for doubtful accounts is recorded for the amount of trade receivables that are considered unlikely to be collected. When the Company’s collection efforts are unsuccessful, uncollectible trade receivables are charged against the allowance for doubtful accounts. As of September 30, 2013 and 2012, the Company’s trade receivables were net of allowance for doubtful accounts of $147,000 and $201,000, respectively.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	INVENTORIES

Inventories as of September 30 were comprised of the following (in thousands):

	2013	2012

Finished goods	$79,087	$82,795
Work-in-progress	2,709	2,804
Raw materials	4,750	3,155
	$86,546	$88,754

5.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment as of September 30 was comprised of the following (in thousands):

	2013	2012

Land	$1,400	$1,400
Building and improvements	16,211	15,843
Furniture and equipment	73,363	69,504
Leasehold improvements	88,298	84,702
	179,272	171,449
Less: accumulated depreciation and amortization	(125,825)	(120,371)
	$53,447	$51,078

Aggregate depreciation and amortization expense of property, plant and equipment in fiscal 2013, 2012 and 2011 was $12,275,000, $12,303,000 and $12,634,000, respectively. During fiscal 2013, 2012 and 2011, the Company recorded pretax charges of $754,000, $1,875,000 and $759,000, respectively, related to the impairment of leasehold improvements and furniture and equipment at certain of its retail locations.

6.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

As of September 30, accrued expenses and other current liabilities were comprised of the following (in thousands):

	2013	2012

Employee compensation and benefits	$9,243	$5,918
Insurance, primarily self-insurance reserves	5,899	5,341
Gift certificates and store credits	4,182	4,194
Deferred rent	3,400	3,599
Sales taxes	2,876	3,097
Product return reserve	2,702	2,225
Accounting and legal	1,106	1,215
Income taxes payable	166	1,350
Other	9,843	8,605
	$39,417	$35,544

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	DEFERRED RENT AND OTHER NON-CURRENT LIABILITIES

As of September 30, deferred rent and other non-current liabilities were comprised of the following (in thousands):

	2013	2012

Deferred rent	$21,132	$21,245
Less: current portion included in accrued expenses and other current liabilities	(3,400)	(3,599)
Non-current deferred rent	17,732	17,646
Accrued income taxes	4,218	4,063
Other	171	175
	$22,121	$21,884

8.	LINE OF CREDIT

On November 1, 2012, the Company entered into a five-year $61,000,000 senior secured revolving credit facility (the “Credit Facility”), which replaced the Company’s former $55,000,000 credit facility (the “Prior Credit Facility”). The Credit Facility consists of two tranches: (1) a senior secured revolving credit and letter of credit facility of up to $55,000,000 (“Tranche A”) and (2) a senior secured first-in, last-out revolving credit facility of up to $6,000,000 (“Tranche A-1”). The Credit Facility will mature on November 1, 2017. Upon the Company’s request and with the consent of the lender, permitted borrowings under Tranche A may be increased up to an additional $15,000,000, in increments of $2,500,000, up to a Tranche A maximum limit of $70,000,000. Proceeds from advances under the Credit Facility, with certain restrictions, were permitted to be used to repay then existing term loan or other debt (see Note 9), and may be used to provide financing for working capital, letters of credit, capital expenditures, dividends, share repurchases and other general corporate purposes.

The Credit Facility contains various affirmative and negative covenants and representations and warranties. Under the Credit Facility, the Company is required to maintain minimum Excess Availability (as defined in the related Credit Facility agreement) equal to 10% of the Borrowing Base (as defined in the related Credit Facility agreement). The Credit Facility is secured by a security interest in the Company’s trade receivables, inventory, real estate interests, letter of credit rights, cash, intangibles and certain other assets. The interest rate on outstanding borrowings is equal to, at the Company’s election, either (1) the lender’s base rate plus the applicable margin, or (2) a LIBOR rate plus the applicable margin. The applicable margin for base rate borrowings is 0.50% for Tranche A borrowings and 2.00% for Tranche A-1 borrowings. The applicable margin for LIBOR rate borrowings is 1.50% for Tranche A borrowings and 3.00% for Tranche A-1 borrowings. Tranche A-1 borrowings are deemed to be the first loans made and the last loans repaid. The Company also pays an unused line fee under the Credit Facility of 0.25% per annum.

Any amounts outstanding under the Credit Facility may be accelerated and become due and payable immediately and all loan and letter of credit commitments thereunder may be terminated upon an event of default and expiration of any applicable cure period. Events of default include: (1) nonpayment of obligations due under the Credit Facility, (2) failure to perform any covenant or agreement contained in the Credit Facility, (3) material misrepresentations, (4) failure to pay, or certain other defaults under, other material indebtedness of the Company, (5) certain bankruptcy or insolvency events, (6) a change of control, (7) material uninsured losses, (8) indictments of the Company or senior management in a material forfeiture action, and (9) customary ERISA defaults, among others.

In connection with the execution of the Credit Facility, the Company incurred deferred financing costs of $988,000, of which $927,000 was paid in fiscal 2013 and $61,000 was paid in fiscal 2012. These deferred financing costs are being amortized over the term of the Credit Facility agreement and included in “interest expense, net” in the Consolidated Statements of Income. The Prior Credit Facility had a maturity date of January 13, 2013. Proceeds from advances under the Prior Credit Facility, subject to certain restrictions, could be used to provide financing for working capital, letters of credit, capital expenditures, debt prepayments, dividends, share repurchases and other general corporate purposes. The Prior Credit Facility contained various affirmative and negative covenants and representations and warranties. There were no financial covenant requirements under the Prior Credit Facility unless Excess Availability (as defined in the related Prior Credit Facility agreement) fell below 10% of the Borrowing Base (as defined in the related Prior Credit Facility agreement). Throughout the period of the Prior Credit Facility, the Company exceeded the applicable excess availability requirements under the Prior Credit Facility and was not subject to any financial covenants.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.	LINE OF CREDIT (Continued)

The Prior Credit Facility was amended on July 25, 2011 to decrease the maximum available for borrowings from $65,000,000 to $55,000,000 and to extend its maturity date from March 13, 2012 to January 13, 2013. The amendment also increased the Company’s effective interest rate on borrowings, if any, by approximately 0.75% per annum and increased the applicable interest rate margins. The Prior Credit Facility was secured by a security interest in the Company’s trade receivables, inventory, real estate interests, letter of credit rights, cash, intangibles and certain other assets. The security interest granted to the Prior Credit Facility lender was, in certain respects, subordinate to the security interest granted to the Company’s Term Loan lenders (see Note 9). The interest rate on outstanding borrowings was equal to, at the Company’s election, either (1) the lender’s prime rate plus the applicable margin, or (2) a LIBOR rate plus the applicable margin. From July 25, 2011 to November 1, 2012, the applicable margins were 0.75% for prime rate borrowings and 1.75% for LIBOR rate borrowings. Prior to July 25, 2011 there was no applicable margin for prime rate borrowings and the applicable margin for LIBOR rate borrowings was 1.00%. The applicable margins for both prime rate and LIBOR rate borrowings were the lowest available margins based upon the availability calculation made in accordance with the Prior Credit Facility.

As of September 30, 2013, the Company had no outstanding borrowings under the Credit Facility and $5,695,000 in letters of credit, with $55,305,000 of availability under the Credit Facility. As of September 30, 2012, the Company had no outstanding borrowings under the Prior Credit Facility and $7,084,000 in letters of credit, with $47,916,000 of availability under the Prior Credit Facility. As of September 30, 2013, Tranche A borrowings under the Credit Facility would have resulted in interest at a rate between approximately 1.68% and 3.75% per annum, and Tranche A-1 borrowings under the Credit Facility would have resulted in interest at a rate between approximately 3.18% and 5.25% per annum. During fiscal 2013 the Company’s average level of direct borrowings (all of which were under the Credit Facility) was $205,000, and the Company’s maximum borrowings at any time were $6,200,000. During fiscal 2012 and 2011 the Company did not have any direct borrowings under the Prior Credit Facility.

9.	LONG-TERM DEBT

The following table summarizes the Company’s long-term debt as of September 30 (in thousands):

	2013	2012

Senior secured Term Loan B, variable interest (4.25% as of September 30, 2012), principal of $225 due quarterly through December 31, 2012 with the remaining balance due March 13, 2013 (remaining balance of $13,427 was prepaid on November 1, 2012)	$—	$13,427
Industrial Revenue Bond, variable interest (0.45% as of September 30, 2012), principal due annually until September 1, 2020 (remaining balance of $1,830 was prepaid on April 3, 2013)	—	1,830
	—	15,257
Less: current portion	—	(15,257)
	$—	$—

Prior to November 1, 2012, the Company had a Term Loan and Security Agreement (the “Term Loan Agreement”) for a senior secured Term Loan B due March 13, 2013 (the “Term Loan”), the $90,000,000 proceeds of which were received on April 18, 2007. On November 1, 2012, the Company prepaid the remaining Term Loan balance of $13,427,000 in connection with the execution of its new Credit Facility (see Note 8). The interest rate on the Term Loan was equal to, at the Company’s election, either (1) the prime rate plus 1.00%, or (2) a LIBOR rate plus the applicable margin. During the first quarter of fiscal 2013 and during fiscal 2012 and 2011, the applicable margin for LIBOR rate borrowings was 2.25%, the lowest available margin based on the Company’s quarterly Consolidated Leverage Ratios (as defined in the Term Loan Agreement). Prior to its repayment, the Term Loan required minimum principal repayments in quarterly installments of $225,000 each, in addition to an annual principal repayment equal to 25% of Excess Cash Flow (as defined in the Term Loan Agreement) in excess of $5,000,000 for each fiscal year, based on the Company’s Consolidated Leverage Ratio. The Term Loan could be prepaid at the Company’s option, in part or in whole, at any time without any prepayment premium or penalty. During fiscal 2013, 2012 and 2011, the Company prepaid $13,427,000, $15,000,000, and $12,623,000 (including a $2,623,000 prepayment, related to fiscal 2010 results, required under the annual excess cash flow provision of the Term Loan), respectively, of the outstanding Term Loan. There was no required principal repayment related to fiscal 2011 results.

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

In order to mitigate the Company’s floating rate interest risk on the variable rate Term Loan, the Company entered into an interest rate swap agreement with the agent bank for the Term Loan for a five-year term commencing on April 18, 2007, the date the $90,000,000 Term Loan proceeds were received. The interest rate swap agreement enabled the Company to effectively convert an amount of the Term Loan (equal to the notional amount of the interest rate swap) from a floating interest rate (LIBOR plus 2.25% during fiscal 2012 and 2011, based on the Company’s specified leverage ratios), to a fixed interest rate (7.25% during fiscal 2012 and 2011, based on the Company’s specified leverage ratios). The notional amount of the interest rate swap was $75,000,000 at the inception of the swap agreement and decreased over time to a notional amount of $5,000,000 at the expiration date of April 18, 2012. During the years ended September 30, 2012 and 2011, pretax losses of $(144,000) and $(808,000), respectively, associated with the exchange of interest rate payments under the swap agreement were included as “interest expense” in the accompanying Consolidated Statements of Income.

In connection with the issuance of the Term Loan and amendments of the Prior Credit Facility (see Note 8), the Company incurred deferred financing costs of $1,112,000. These deferred financing costs were being amortized over the term of the related debt agreement and are included in “interest expense” in the accompanying Consolidated Statements of Income.

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

10.	FAIR VALUE MEASUREMENTS

The accounting standard for fair value measurements defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard establishes a framework for measuring fair value focused on exit price and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements as follows:

—	Level 1 – Quoted market prices in active markets for identical assets or liabilities

—	Level 2 – Observable market-based inputs or inputs that are corroborated by observable market data

—	Level 3 – Unobservable inputs that are not corroborated by market data

At September 30, 2013 and 2012, the Company had cash equivalents of $20,425,000 and $19,462,000, respectively. The Company’s cash equivalents consist of investments in money market funds for which the carrying value approximates fair value (based on Level 1 inputs) due to the short-term nature of those instruments.

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

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.	FAIR VALUE MEASUREMENTS (Continued)

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

11.	COMMON AND PREFERRED STOCK

In July 2008, the Company’s Board approved a program to repurchase up to $7,000,000 of the Company’s outstanding common stock. In July 2012, the Company’s Board extended its authorization of the program from July 31, 2012 to July 31, 2014, and increased the amount of the Company’s outstanding stock authorized to be repurchased from $7,000,000 to $10,000,000. Under the program, the Company may repurchase shares from time to time through solicited or unsolicited transactions in the open market or in negotiated or other transactions. No shares have been repurchased under this program as of September 30, 2013.

The Company has authorization to issue up to 1,656,381 shares of preferred stock, par value $0.01, with 300,000 shares authorized for Series B Junior Participating Preferred Stock (“Series B Preferred Stock”). There was no preferred stock issued or outstanding as of September 30, 2013 or 2012.

The Series B Preferred Stock can be purchased in units equal to one one-thousandth of a share (the “Series B Units”) under the terms of the Rights Agreement (see Note 12). The holders of the Series B Units are entitled to receive dividends when and if declared on common stock. Series B Units are junior to the common stock for both dividends and liquidations. Each Series B Unit votes as one share of common stock.

12.	RIGHTS AGREEMENT

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

The Rights are not exercisable until the Distribution Date, which will occur upon (1) the earlier of ten business days following a public announcement that an Acquiring Person has acquired beneficial ownership of 15.0% or more of the Company’s outstanding common stock, and ten business days following the commencement of a tender offer or exchange offer that would result in a person or group owning 15.0% or more of the Company’s outstanding common stock, or (2) such later date as may be determined by action of a majority of the independent directors. The Rights have certain anti-takeover effects. The Rights will cause substantial dilution to a person or group that attempts to acquire the Company without conditioning the offer on the redemption of the Rights.

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

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	EQUITY AWARD PLANS

The Company has three equity award plans: the 1994 Director Stock Option Plan (the “Director Plan”), the Amended and Restated 1987 Stock Option Plan (the “1987 Plan”) and the Amended and Restated 2005 Equity Incentive Plan (the “2005 Plan”). The Director Plan expired on December 31, 2004 and no further awards may be granted under the Director Plan. The 1987 Plan expired on December 9, 2007, and no further awards may be issued under the 1987 Plan. Options issued under the Director Plan and the 1987 Plan will remain outstanding until they have expired, been exercised or have otherwise terminated. Up to a total of 4,350,000 options were able to be issued under the 1987 Plan and the Director Plan (including up to a total of 400,000 options which were issuable under the Director Plan), but 521,354 of these options became unavailable for grant upon the expiration of the 1987 Plan on December 9, 2007 and the expiration of the Director Plan on December 31, 2004. In January 2006, the stockholders of the Company approved the adoption of the 2005 Plan and, subsequently, have approved amendments to increase the number of issuable shares. Under the 2005 Plan, employees, directors, consultants and other individuals who provide services to the Company may be granted awards in the form of options, stock appreciation rights, restricted stock or restricted stock units. Up to 2,800,000 shares of the Company’s common stock may be issued in respect of awards under the 2005 Plan, as amended, with no more than 1,500,000 of those shares permitted to be issued in respect of restricted stock or restricted stock units granted under the 2005 Plan. Awards of options to purchase the Company’s common stock will have exercise prices as determined by the Compensation Committee of the Board (the “Compensation Committee”), but such exercise prices may not be lower than the fair market value of the stock on the date of grant.

No options have been granted by the Company with an exercise price less than the fair market value of the Company’s common stock on the date of grant for any of the periods presented. The majority of the options issued under the plans vest ratably over four or five-year periods, although some options have both market price and time vesting requirements, and options issued under the plans generally expire ten years from the date of grant. Restricted stock awards issued under the 2005 Plan have restrictions that lapse ratably over periods ranging from one to five years. The non-executive chairman of the Company’s Board is granted 6,000 shares of restricted stock and each non-employee director, other than the non-executive chairman, of the Company’s Board is granted 4,000 shares of restricted stock on an annual basis that will vest one year from the date of grant. The Company issues new shares of common stock upon exercise of vested options. As of September 30, 2013, there were 1,095,106 shares of the Company’s common stock available for grant under the 2005 Plan, with no more than 641,347 of those shares permitted to be issued in respect of restricted stock or restricted stock units granted under the 2005 Plan.

Stock option activity for all plans was as follows:

	Outstanding Options	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
	(in thousands)		(years)	(in thousands)

Balance—September 30, 2012	607	$13.05
Granted	107	20.23
Exercised	(163)	10.01
Forfeited	(1)	10.70
Expired	(2)	18.70
Balance—September 30, 2013	548	$15.35	6.9	$9,021
Exercisable—September 30, 2013	210	$11.40	5.2	$4,280

During the years ended September 30, 2013, 2012 and 2011, the total intrinsic value of options exercised was $2,080,000, $1,544,000 and $9,659,000, respectively. The total cash received from these option exercises was $744,000, $107,000 and $2,285,000, respectively, and the actual tax benefit realized for the tax deductions from these option exercises was $784,000, $580,000 and $3,617,000, respectively. During fiscal 2013, 2012 and 2011, options to purchase 101,949, 119,600 and 368,800 shares of common stock, respectively, with aggregate exercise prices of $890,000, $1,007,000 and $2,428,000, respectively, were exercised by the option holders and net-share settled by the Company, such that the Company withheld 39,934, 51,041 and 109,926 shares of the Company’s common stock, respectively, which had a fair market value equal to the aggregate exercise prices of the options.

The weighted average fair value of stock options granted during fiscal 2013, 2012 and 2011 was estimated to be $7.98, $6.17 and $9.69 per option share, respectively. The weighted average fair value of each option granted is calculated on the date of grant using the Black-Scholes option pricing model.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	EQUITY AWARD PLANS (Continued)

Weighted-average assumptions for option grants were as follows:

	Year Ended September 30,
	2013	2012	2011

Expected dividend yield	3.5%	4.5%	3.2%
Expected price volatility	59.6%	63.0%	62.5%
Risk-free interest rate	0.8%	1.0%	2.4%
Expected life	5.5 years	5.5 years	5.8 years

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

The following table summarizes information about stock options outstanding as of September 30, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	(in thousands)	(years)		(in thousands)

$ 3.52 to $ 6.50	35	3.0	$5.10	30	$5.41
6.51 to 7.00	90	4.6	6.87	90	6.87
7.01 to 14.00	92	5.9	11.79	27	11.55
14.01 to 19.00	85	8.2	15.96	13	16.88
19.01 to 20.00	105	9.1	19.86	1	19.17
20.01 to 22.00	40	7.7	20.62	16	20.62
22.01 to 29.63	101	7.5	22.43	33	22.13
$ 3.52 to $29.63	548	6.9	$15.35	210	$11.40

Restricted stock activity for the 2005 Plan was as follows:

	Outstanding Shares	Weighted Average Grant Date Fair Value
	(in thousands)

Nonvested—September 30, 2012	215	$16.02
Granted	107	20.98
Vested	(86)	14.52
Forfeited	(10)	16.75
Nonvested—September 30, 2013	226	$18.92

In each of November 2012 and December 2011, the Compensation Committee established the performance goals for the award of performance-based RSUs for four executive officers, under the 2005 Plan. The RSUs earned, if any, under the November 2012 awards (the “2012 Awards”) will be based on the Company’s cumulative operating income, as reflected in the Company’s financial statements, from fiscal 2013 through fiscal 2015. The RSUs earned, if any, under the December 2011 awards (the “2011 Awards”)

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	EQUITY AWARD PLANS (Continued)

will be based on the Company’s cumulative operating income, as reflected in the Company’s financial statements, with respect to fiscal 2012 through fiscal 2014. The grant of any RSUs under these awards will generally be further contingent on the continued employment of the executive officers with the Company, through the date on which the shares in respect of these RSUs, if any, are issued following the end of the applicable performance periods, as well as the achievement of certain minimum levels of operating income in the final fiscal year of each applicable performance period. Any dividends declared on the shares of the Company’s common stock underlying the RSUs will be credited as additional RSUs based on the fair market value of the Company’s common stock on the dividend payment date. The additional RSUs, if any, will be earned on the same terms as the original RSUs. For the 2012 Awards, the executive officers will earn a cumulative total of 18,541 RSUs, excluding RSUs from dividends declared, if the Company’s cumulative operating income for fiscal 2013 through fiscal 2015 equals or exceeds a threshold of $109,582,000, and will ratably earn up to a maximum cumulative total of 55,621 RSUs, excluding RSUs from dividends declared, if the Company’s operating income during such performance period equals or exceeds $132,201,000. For the 2011 Awards, the executive officers will earn a cumulative total of 19,531 RSUs, excluding RSUs from dividends declared, if the Company’s cumulative operating income for fiscal 2012 through fiscal 2014 equals or exceeds a threshold of $120,000,000, and will ratably earn up to a maximum cumulative total of 58,590 RSUs, excluding RSUs from dividends declared, if the Company’s operating income during such performance period equals or exceeds $132,000,000.

As of September 30, 2013, $5,143,000 of total unrecognized compensation cost related to all non-vested equity awards is expected to be recognized over a weighted-average period of 1.3 years.

During fiscal 2013, 2012 and 2011, certain stock option exercises and vesting restricted stock awards were net-share settled by the Company such that the Company withheld shares of the Company’s common stock, which had a fair market value equivalent to the minimum statutory obligation for the applicable income and employment taxes for the awards, and the Company remitted the cash value to the appropriate taxing authorities. The total shares withheld in connection with tax obligations, which were 34,125, 30,849 and 128,646, respectively, during fiscal 2013, 2012 and 2011, are reflected as repurchase of common stock in the accompanying financial statements, and were based on the value of the Company’s common stock on the exercise or vesting date. The remaining shares, net of those withheld, were delivered to the award holders. Total payments for tax obligations to the tax authorities were $725,000, $597,000 and $2,786,000 for fiscal 2013, 2012 and 2011, respectively.

14.	INCOME TAXES

For the years ended September 30, the income tax provision was comprised of the following (in thousands):

	2013	2012	2011

Current provision	$16,017	$13,874	$10,307
Deferred (benefit) provision	(1,791)	(1,378)	2,679
Deferred benefit of state net operating loss carryforwards, net of federal effect, recognized based on change in tax regulations	(1,216)	—	—
	$13,010	$12,496	$12,986
Federal provision	$11,485	$8,517	$12,047
State provision	380	2,170	924
Foreign provision	1,145	1,809	15
	$13,010	$12,496	$12,986

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.	INCOME TAXES (Continued)

A reconciliation of the statutory federal tax rate to the Company’s effective income tax rates for the years ended September 30 follows:

	2013	2012	2011

Statutory federal tax rate	35.0%	35.0%	35.0%
State tax rate, net of federal benefit	2.7	2.7	3.3
Provision for (benefit from) uncertain income tax positions, net of federal effect	1.3	2.4	(1.5)
Benefit of state net operating loss carryforwards, net of federal effect, recognized based on change in tax regulations	(3.3)	—	—
Other	(0.5)	(0.9)	(0.7)
	35.2%	39.2%	36.1%

The deferred tax effects of temporary differences giving rise to the Company’s net deferred tax assets as of September 30 were as follows (in thousands):

	2013	2012

Deferred tax assets:
Deferred rent	$7,964	$7,981
State net operating loss carryforwards	3,141	—
Employee benefit accruals	3,071	2,915
Depreciation and amortization	2,245	1,729
Stock-based compensation	1,029	733
Inventory reserves	745	637
Foreign tax credit carryforwards	—	447
Other accruals	3,203	2,866
Other	1,529	1,444
	22,927	18,752
Valuation allowance	(1,925)	—
	21,002	18,752
Deferred tax liability:
Prepaid expenses	(520)	(528)
Net deferred tax assets	$20,482	$18,224

Based on the Company’s historical and projected levels of taxable income, management believes it is more likely than not that the Company will realize the net deferred tax assets as of September 30, 2013. There can be no assurance that the Company will generate taxable earnings or any specific level of earnings in the future.

During fiscal 2013, the Company recognized a state income tax benefit, net of federal effect and a valuation allowance, of $1,216,000, for the estimated carryforward tax benefit of certain state net operating losses, which had previously been projected to expire unused, based upon recently enacted changes in applicable state income tax regulations. The Company assessed that it was unlikely that sufficient future state specific taxable income will be generated to fully use the available state net operating loss carryforwards, and accordingly, a valuation allowance  has been recorded to recognize only the portion of the deferred tax asset that is considered more likely than not to be realized. The Company does not record state tax benefits associated with temporary differences for certain other states in which it has net operating losses, given the continued historical uncertainty related to realizing such state tax benefits. Had the state tax benefits been reflected for these states, the deferred tax assets (excluding state net operating loss carryforwards) as of September 30, 2013 would be approximately $679,000 higher.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.	INCOME TAXES (Continued)

The accounting standard for uncertain income tax positions clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements and also contains guidance on the measurement of uncertain tax positions.

A reconciliation of gross unrecognized tax benefits for uncertain tax positions for the years ended September 30 follows (in thousands):

	2013	2012	2011

Balance at beginning of year	$4,063	$2,591	$3,830
Additions for current year tax positions	476	1,377	203
Additions for prior year tax positions	331	266	154
Reductions of prior year tax positions	(12)	(20)	(1,104)
Settlements	(640)	(151)	(492)
Balance at end of year	$4,218	$4,063	$2,591

As of September 30, 2013, gross unrecognized tax benefits included accrued interest and penalties of $1,957,000. During fiscal 2013, 2012 and 2011, interest and penalties of $341,000, $577,000, and $(386,000), respectively, related to unrecognized tax benefits, were included in income tax provision. If recognized, the portion of the liability for unrecognized tax benefits that would impact the Company’s effective tax rate was $2,985,000, net of federal tax benefit.

As of September 30, 2013, the Company had income taxes receivable of $648,000, which are included in prepaid expenses and other current assets in the accompanying Consolidated Balance Sheet.

During the twelve months subsequent to September 30, 2013, it is reasonably possible that the gross unrecognized tax benefits could potentially increase by approximately $399,000 (of which approximately $278,000, net of federal benefit, would affect the effective tax rate) for uncertain tax positions, including the continued effect of interest on unrecognized tax benefits and limitations on certain potential tax credits, partially offset by the effect of expiring statutes of limitations and settlements.

The Company’s United States Federal income tax returns for the years ended September 30, 2010 and thereafter remain subject to examination by the United States Internal Revenue Service. The Company also files tax returns in Canada, India and numerous United States state jurisdictions, which have varying statutes of limitations. Generally, Canadian tax returns for tax years ended September 30, 2007 and thereafter, Indian tax returns for tax years ended March 31, 2009 and thereafter, and United States state tax returns for tax years ended September 30, 2009 and thereafter, depending upon the jurisdiction, remain subject to examination. However, the statutes of limitations on certain of the Company’s United States state tax returns remain open for tax years prior to fiscal 2009.

15.	COMMITMENTS AND CONTINGENCIES

The Company leases its retail facilities and certain equipment under various non-cancelable operating leases. Certain of these leases have renewal options. Total rent expense (including related occupancy costs, such as insurance, maintenance and taxes, paid to landlords) under operating leases amounted to $61,253,000, $65,412,000 and $67,496,000 in fiscal 2013, 2012 and 2011, respectively. Such amounts include contingent rentals based upon a percentage of sales totaling $1,574,000, $1,428,000 and $1,563,000 in fiscal 2013, 2012 and 2011, respectively.

In September 2013 the Company announced its plans to relocate its corporate headquarters and distribution operations from Philadelphia, Pennsylvania to southern New Jersey. The lease for the new corporate headquarters building was signed September 19, 2013 and is expected to commence in Fall 2014, and the lease for a new build-to-suit distribution center building was signed December 3, 2013 and is expected to commence in early to mid 2015. Future minimum payments for the two leases are included in the table below.

Store, office and distribution facility leases generally provide for payment of direct operating costs in addition to rent.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.	COMMITMENTS AND CONTINGENCIES (Continued)

Future annual minimum operating lease payments, excluding such direct operating costs, as well as leases for equipment rental as of September 30, 2013 are as follows (in thousands):

Fiscal Year

2014	$42,200
2015	33,704
2016	28,360
2017	23,447
2018	18,973
2019 and thereafter	72,732
$219,416

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

16.	EXECUTIVE OFFICER EMPLOYMENT AGREEMENTS

The Company has an employment agreement with Edward M. Krell, the Company’s Chief Executive Officer (“CEO”). Mr. Krell’s employment agreement was amended on August 10, 2011 to increase Mr. Krell’s annual base salary from $650,000 to $750,000, effective December 1, 2010. On December 4, 2013, the Compensation Committee approved an increase to Mr. Krell’s annual base salary from $750,000 to $800,000. Base salary earned for Mr. Krell was $750,000, $750,000 and $733,000 for fiscal 2013, 2012 and 2011, respectively. The agreement also provides for salary continuation and severance payments should the employment of the executive be terminated under specified conditions, as defined therein. Additionally, Mr. Krell is eligible for an annual cash bonus based on performance. The agreement continues in effect until terminated by either the Company or the executive in accordance with the termination provisions of the agreement.

Effective June 1, 2011, the Company entered into an employment agreement with Christopher F. Daniel, in connection with the hiring of Mr. Daniel as the Company’s President. The agreement provided that Mr. Daniel’s annual base salary would be $525,000. On December 4, 2013, the Compensation Committee approved an increase to Mr. Daniel’s annual base salary from $525,000 to $535,000. Base salary earned for Mr. Daniel was $525,000, $525,000 and $175,000 for fiscal 2013, 2012 and 2011, respectively. The agreement also provides for salary continuation and severance payments should employment of the executive be terminated under specified conditions, as defined therein. Additionally, Mr. Daniel is eligible for an annual cash bonus based on performance. The agreement continues in effect until terminated by either the Company or the executive in accordance with the termination provisions of the agreement.

The Company has an employment agreement with Judd P. Tirnauer, the Company’s Executive Vice President & Chief Financial Officer. Mr. Tirnauer was promoted from Senior Vice President & Chief Financial Officer to Executive Vice President & Chief Financial Officer effective November 22, 2011. Mr. Tirnauer’s employment agreement was amended on August 10, 2011 to increase Mr. Tirnauer’s annual base salary from $332,000 to $375,000, effective December 1, 2010. On November 15, 2012, the Compensation Committee approved an increase to Mr. Tirnauer’s annual base salary from $375,000 to $385,000, effective December 1, 2012. On December 4, 2013, the Compensation Committee approved an increase to Mr. Tirnauer’s annual base salary from $385,000 to $405,000. Base salary earned for Mr. Tirnauer was $383,000, $375,000 and $368,000 for fiscal 2013, 2012 and 2011, respectively. The agreement also provides for salary continuation and severance payments should employment of the executive be terminated under specified conditions, as defined therein. Additionally, Mr. Tirnauer is eligible for an annual cash bonus based on performance. The agreement continues in effect until terminated by either the Company or the executive in accordance with the termination provisions of the agreement.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.	EXECUTIVE OFFICER EMPLOYMENT AGREEMENTS (Continued)

The Company has an employment agreement with Ronald J. Masciantonio, the Company’s Executive Vice President & Chief Administrative Officer. Effective April 21, 2011, Mr. Masciantonio was named by the Board as an executive officer of the Company. Effective November 22, 2011, Mr. Masciantonio was promoted from Senior Vice President & General Counsel to Executive Vice President & General Counsel and, effective November 15, 2012, Mr. Masciantonio was promoted to the additional position of Chief Administrative Officer and continued to serve as the Company’s General Counsel until August 16, 2013. Mr. Masciantonio’s employment agreement was amended on August 10, 2011 to increase Mr. Masciantonio’s annual base salary from $275,000 to $320,000, effective December 1, 2010. On November 15, 2012, the Compensation Committee approved an increase to Mr. Masciantonio’s annual base salary from $320,000 to $360,000, effective December 1, 2012. On December 4, 2013, the Compensation Committee approved an increase to Mr. Masciantonio’s annual base salary from $360,000 to $390,000. Base salary earned for Mr. Masciantonio was $353,000, $320,000 and $312,000 for fiscal 2013, 2012 and 2011, respectively. The agreement also provides for salary continuation and severance payments should employment of the executive be terminated under specified conditions, as defined therein. Additionally, Mr. Masciantonio is eligible for an annual cash bonus based on performance. The agreement continues in effect until terminated by either the Company or the executive in accordance with the termination provisions of the agreement.

17.	POSTRETIREMENT OBLIGATIONS

Effective September 30, 2008, Dan W. Matthias, the Company’s former Chairman of the Board and Former CEO, retired as CEO. In connection with Mr. Matthias’ retirement as CEO, in September 2008 the Company entered into a Transition Agreement (the “D. Matthias Transition Agreement”) with Mr. Matthias, the term of which expired on September 30, 2012. The D. Matthias Transition Agreement provided that Mr. Matthias made himself available to the Company during the term of the agreement for strategic planning, corporate development and other matters as requested by the Board or the Company’s CEO. Subsequent to his retirement, Mr. Matthias continued to serve the Company as non-executive Chairman of the Board until January 2010 and was thereafter available to the Company as stipulated in the D. Matthias Transition Agreement. In consideration of Mr. Matthias’ advisory and board services (and in lieu of all other director compensation), the Company paid Mr. Matthias an annual retainer of $200,000 and continued certain insurance and fringe benefits during the term of the D. Matthias Transition Agreement. The D. Matthias Transition Agreement also provides for the restrictive covenants set forth in Mr. Matthias’ employment agreement to continue in effect until September 30, 2014.

Effective September 30, 2010, Rebecca C. Matthias, the Company’s former President and Chief Creative Officer, retired. In connection with Ms. Matthias’ scheduled retirement, in November 2009 the Company entered into a Transition Agreement (the “R. Matthias Transition Agreement”) with Ms. Matthias, the term of which expired on September 30, 2012. In addition to certain preretirement employment arrangements, the R. Matthias Transition Agreement provided that Ms. Matthias made herself available to the Company during the term of the agreement on a limited basis for strategic planning, merchandising, public relations, publicity and other matters as requested by the Company’s CEO. The R. Matthias Transition Agreement also provides for the restrictive covenants set forth in Ms. Matthias’ employment agreement to continue in effect until September 30, 2014.

The Company had Supplemental Executive Retirement Agreements (the “SERP Agreement(s)”) with Mr. and Ms. Matthias (the “SERP Executives”), which were effective March 2, 2007. Pursuant to the D. Matthias Transition Agreement, Mr. Matthias received SERP Agreement benefits totaling $3,960,000, which were paid to Mr. Matthias in installments that commenced on April 1, 2009, with the final installment paid on October 1, 2012. The Company paid SERP Agreement benefits to Mr. Matthias totaling $150,000, $600,000 and $750,000 in fiscal 2013, 2012 and 2011, respectively. Pursuant to the R. Matthias Transition Agreement, Ms. Matthias received a lump sum payment of the SERP Agreement benefits of $4,166,000 on December 16, 2010. No further amounts are payable to Mr. or Ms. Matthias pursuant to their SERP Agreements.

The Company accounted for the SERP Agreements in accordance with the accounting requirements for defined benefit pension and other post-retirement plans.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.	POSTRETIREMENT OBLIGATIONS (Continued)

Changes in the benefit obligation under the SERP Agreements as of September 30 were as follows (in thousands):

	2013	2012

Benefit obligation at beginning of year	$150	$732
Interest cost	—	18
Benefit payments	(150)	(600)
Benefit obligation at end of year	—	150
Less: current portion included in accrued expenses and other current liabilities	—	(150)
Non-current benefit obligation at end of year	$—	$—

Net periodic pension cost on a pretax basis for fiscal 2012 and 2011 consisted of interest cost of $18,000 and $88,000, respectively.

The Company had a grantor trust, which was established for the purpose of accumulating assets in anticipation of the Company’s payment obligations under the SERP Agreements (the “Grantor Trust”). In accordance with the Company’s agreements with the SERP Executives and the trustee for the Grantor Trust (the “Trustee”), the Company made partial cash contributions to the Grantor Trust, and provided an irrevocable standby letter of credit to the Trustee, in lieu of any contributions otherwise required, as security for funding obligations under the SERP Agreements. In December 2010, the Company received a distribution of the assets in the Grantor Trust totaling $1,504,000. The amount withdrawn was used to partially fund the December 2010 lump sum payment of $4,166,000 of SERP Agreement benefits to Ms. Matthias. No further amounts remain in the Grantor Trust.

18.	EMPLOYEE BENEFIT PLANS

The Company has a 401(k) savings plan for all employees who elect to participate and who have at least six months of service and are at least 18 years of age. Employees can contribute up to 20% of their annual salary. Employees who meet certain criteria are eligible for a matching contribution from the Company based on a sliding scale. Company matches are made in the first quarter of the succeeding calendar year and vest over a period of approximately six years from each employee’s commencement of employment with the Company. Company matching contributions totaling $121,000 (net of $12,000 of cumulative plan forfeitures), $39,000 (net of $100,000 of cumulative plan forfeitures) and $146,000, were made in fiscal 2013, 2012 and 2011, respectively. In addition, the Company may make discretionary contributions to the plan, which vest over a period of approximately six years from each employee’s commencement of employment with the Company. The Company has not made any discretionary contributions.

19.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly financial results for the years ended September 30, 2013 and 2012 were as follows (in thousands, except per share amounts):

	Quarter Ended
Fiscal 2013	9/30/13	6/30/13	3/31/13	12/31/12

Net sales	$128,250	$141,886	$134,859	$135,264
Gross profit	69,525	77,288	72,980	71,168
Net income	5,633	8,591	5,877	3,842
Net income per share—Basic	0.42	0.65	0.44	0.29
Net income per share—Diluted	0.42	0.64	0.44	0.29

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (Continued)

	Quarter Ended
Fiscal 2012	9/30/12	6/30/12	3/31/12	12/31/11

Net sales	$128,487	$138,847	$137,792	$136,350
Gross profit	71,588	75,756	73,761	69,606
Net income	5,189	6,941	4,979	2,263
Net income per share—Basic	0.39	0.53	0.38	0.17
Net income per share—Diluted	0.39	0.52	0.38	0.17

The Company’s business, like that of other retailers, is seasonal. The Company’s quarterly net sales have historically been highest in its third fiscal quarter, corresponding to the peak Spring selling season. Given the historically higher sales level in its third fiscal quarter and the relatively fixed nature of most of the Company’s operating expenses, the Company has typically generated a very significant percentage of its full year operating income and net income during its third fiscal quarter.

20.	SEGMENT AND ENTERPRISE WIDE DISCLOSURES

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

Geographic Information.    Geographic revenue information is allocated based on the country in which the products or services are sold and, in the case of international franchise revenues, on the location of the customer. Information concerning the Company’s operations by geographic area is as follows (in thousands):

	Year Ended September 30,
	2013	2012	2011

Net Sales to Unaffiliated Customers
United States	$512,585	$514,779	$520,023
Foreign	27,674	26,697	25,371

	September 30, 2013	September 30, 2012

Long-Lived Assets, Net
United States	$53,992	$51,449
Foreign	1,799	976

Major Customers.    For the periods presented, the Company did not have any one customer who represented more than 10% of its net sales.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21.	INTEREST EXPENSE, NET

Interest expense, net for the years ended September 30 is comprised of the following (in thousands):

	2013	2012	2011

Interest expense	$557	$1,256	$2,266
Interest income	(25)	(41)	(33)
Interest expense, net	$532	$1,215	$2,233

22.	RELATED PARTY TRANSACTIONS

There is a husband and wife relationship between Mr. Matthias and Ms. Matthias. There are no family relationships among any of the Company’s current executive officers or directors.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at beginning of period (1)	Additions charged to costs and expenses	Deductions and reclassifications	Balance at end of period (1)

Year Ended September 30, 2013
Product return reserve	$2,225	$477	$—	$2,702

Year Ended September 30, 2012
Product return reserve	$2,083	$142	$—	$2,225

Year Ended September 30, 2011
Product return reserve	$1,469	$614	$—	$2,083

(1)

As of September 30, 2013, 2012 and 2011, the Company’s product return reserve reflects the estimated gross sales value of estimated product returns, which had an estimated cost value of $1,160, $919 and $853, respectively.

INDEX OF EXHIBITS

Exhibit No.	Description

†10.40	Letter, dated August 16, 2013, from Ronald J. Masciantonio to the Company pursuant to employment agreement

21	Subsidiaries of the Company

23	Consent of KPMG LLP

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Executive Vice President & Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Executive Vice President & Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Management contract or compensatory plan or arrangement.