Form 10-Q
period 2013-12-31
Destination Maternity Corp
filed 2014-02-07
CIK 896985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

or

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

(215) 873-2200

Registrant’s telephone number, including area code

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

Common Stock, $.01 par value — 13,712,240 shares outstanding as of January 31, 2014

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	December 31, 2013	September 30, 2013

ASSETS
Current assets:
Cash and cash equivalents	$29,559	$24,555
Trade receivables, net	8,088	12,463
Inventories	81,838	86,546
Deferred income taxes	8,215	8,012
Prepaid expenses and other current assets	5,405	6,927
Total current assets	133,105	138,503
Property, plant and equipment, net of accumulated depreciation and amortization of $127,297 and $125,825	53,780	53,447
Other assets:
Deferred financing costs, net of accumulated amortization of $231 and $181	757	807
Other intangible assets, net of accumulated amortization of $1,211 and $1,166	2,993	2,344
Deferred income taxes	12,418	12,470
Other non-current assets	848	410
Total other assets	17,016	16,031
Total assets	$203,901	$207,981

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit borrowings	$—	$—
Accounts payable	16,390	23,810
Accrued expenses and other current liabilities	40,680	39,417
Total current liabilities	57,070	63,227
Deferred rent and other non-current liabilities	22,039	22,121
Total liabilities	79,109	85,348
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, 1,656,381 shares authorized:
Series B junior participating preferred stock, $.01 par value; 300,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value; 20,000,000 shares authorized, 13,679,596 and 13,556,331 shares issued and outstanding, respectively	137	136
Additional paid-in capital	99,096	98,634
Retained earnings	25,624	23,930
Accumulated other comprehensive loss	(65)	(67)
Total stockholders’ equity	124,792	122,633
Total liabilities and stockholders’ equity	$203,901	$207,981

The accompanying notes are an integral part of these Consolidated Financial Statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended December 31,
	2013	2012

Net sales	$134,838	$135,264
Cost of goods sold	63,683	64,096
Gross profit	71,155	71,168
Selling, general and administrative expenses	63,889	64,249
Store closing, asset impairment and asset disposal expenses	130	462
Other charges	383	—
Operating income	6,753	6,457
Interest expense, net	105	200
Loss on extinguishment of debt	—	9
Income before income taxes	6,648	6,248
Income tax provision	2,389	2,406
Net income	$4,259	$3,842
Net income per share—Basic	$0.32	$0.29
Average shares outstanding—Basic	13,372	13,189
Net income per share—Diluted	$0.31	$0.29
Average shares outstanding—Diluted	13,563	13,345

The accompanying notes are an integral part of these Consolidated Financial Statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended December 31,
	2013	2012

Net income	$4,259	$3,842
Foreign currency translation adjustments	2	(7)
Comprehensive income	$4,261	$3,835

The accompanying notes are an integral part of these Consolidated Financial Statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common Stock				Accumulated
	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Other Comprehensive Loss	Total

Balance as of September 30, 2013	13,556	$136	$98,634	$23,930	$(67)	$122,633
Net income	—	—	—	4,259	—	4,259
Foreign currency translation adjustments	—	—	—	—	2	2
Cash dividends	—	—	—	(2,565)	—	(2,565)
Stock-based compensation	67	1	783	—	—	784
Exercise of stock options, net	109	1	205	—	—	206
Excess tax benefit from stock option exercises and restricted stock vesting	—	—	1,130	—	—	1,130
Repurchase and retirement of common stock	(52)	(1)	(1,656)	—	—	(1,657)
Balance as of December 31, 2013	13,680	$137	$99,096	$25,624	$(65)	$124,792

Balance as of September 30, 2012	13,370	$134	$95,086	$9,786	$(34)	$104,972
Net income	—	—	—	3,842	—	3,842
Foreign currency translation adjustments	—	—	—	—	(7)	(7)
Cash dividends	—	—	—	(2,359)	—	(2,359)
Stock-based compensation	71	1	692	—	—	693
Exercise of stock options, net	79	1	321	—	—	322
Excess tax benefit from stock option exercises and restricted stock vesting	—	—	403	—	—	403
Repurchase and retirement of common stock	(27)	(1)	(531)	—	—	(532)
Balance as of December 31, 2012	13,493	$135	$95,971	$11,269	$(41)	$107,334

The accompanying notes are an integral part of these Consolidated Financial Statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended December 31,
	2013	2012

Operating Activities
Net income	$4,259	$3,842
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,758	3,089
Stock-based compensation expense	784	693
Loss on impairment of long-lived assets	40	493
Loss on disposal of assets	43	10
Loss on extinguishment of debt	—	9
Deferred income tax benefit	(708)	(546)
Amortization of deferred financing costs	50	50
Changes in assets and liabilities:
Decrease (increase) in:
Trade receivables	4,376	4,972
Inventories	4,708	7,989
Prepaid expenses and other current assets	1,522	(644)
Other non-current assets	(438)	26
Increase (decrease) in:
Accounts payable, accrued expenses and other current liabilities	(3,666)	4,165
Deferred rent and other non-current liabilities	(296)	231
Net cash provided by operating activities	14,432	24,379
Investing Activities
Capital expenditures	(4,672)	(2,321)
Proceeds from sale of property, plant and equipment	15	—
Additions to intangible assets	(750)	(35)
Net cash used in investing activities	(5,407)	(2,356)
Financing Activities
Decrease in cash overdraft	(1,136)	(1,227)
Increase in restricted cash	—	(2,082)
Repayment of long-term debt	—	(13,427)
Deferred financing costs paid	—	(790)
Withholding taxes on stock-based compensation paid in connection with repurchase of common stock	(1,657)	(532)
Cash dividends paid	(2,565)	(2,359)
Proceeds from exercise of stock options	206	322
Excess tax benefit from exercise of stock options and restricted stock vesting	1,130	403
Net cash used in financing activities	(4,022)	(19,692)
Effect of exchange rate changes on cash and cash equivalents	1	(7)
Net Increase in Cash and Cash Equivalents	5,004	2,324
Cash and Cash Equivalents, Beginning of Period	24,555	22,376
Cash and Cash Equivalents, End of Period	$29,559	$24,700
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$51	$191
Cash paid for income taxes	$1,572	$2,185

The accompanying notes are an integral part of these Consolidated Financial Statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the requirements for Form 10-Q and Article 10 of Regulation S-X, and accordingly, certain information and footnote disclosures have been condensed or omitted. Reference is made to the Annual Report on Form 10-K as of and for the year ended September 30, 2013 for Destination Maternity Corporation and subsidiaries (the “Company” or “Destination Maternity”), as filed with the Securities and Exchange Commission (“SEC”), for additional disclosures including a summary of the Company’s accounting policies.

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

The Company operates on a fiscal year ending September 30 of each year. All references to fiscal years of the Company refer to fiscal years, or periods within such fiscal years, ended on September 30 in those years. For example, the Company’s “fiscal 2014” will end on September 30, 2014.

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

The following table summarizes the Basic EPS and Diluted EPS calculations (in thousands, except per share amounts):

	Three Months Ended December 31,
	2013			2012
	Net Income	Shares	EPS	Net Income	Shares	EPS

Basic EPS	$4,259	13,372	$0.32	$3,842	13,189	$0.29
Incremental shares from the assumed exercise of outstanding stock options	—	120		—	101
Incremental shares from the assumed lapse of restrictions on restricted stock awards	—	71		—	55
Diluted EPS	$4,259	13,563	$0.31	$3,842	13,345	$0.29

In addition to performance-based RSUs, for the three months ended December 31, 2013 and 2012, stock options and unvested restricted stock totaling 84,496 and 300,605 shares, respectively, were excluded from the calculation of Diluted EPS as their effect would have been antidilutive.

During the three months ended December 31, 2013 and 2012 the Company paid cash dividends totaling $2,565,000 (or $0.1875 per share) and $2,359,000 (or $0.175 per share), respectively. On January 24, 2014 the Company declared a quarterly cash dividend of $0.20 per share payable on March 28, 2014, which we project will total approximately $2,740,000.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

3.	TRADE RECEIVABLES

Trade receivables are recorded based on revenue recognized for sales of the Company’s merchandise and for other revenue earned by the Company through its marketing partnership programs and international franchise agreements, and are non-interest bearing. The Company evaluates the collectability of trade receivables based on a combination of factors, including aging of trade receivables, write-off experience, analysis of historical trends and expectations of future performance. An allowance for doubtful accounts is recorded for the amount of trade receivables that are considered unlikely to be collected. When the Company’s collection efforts are unsuccessful, uncollectible trade receivables are charged against the allowance for doubtful accounts. As of December 31, 2013 and September 30, 2013, the Company’s trade receivables were net of allowance for doubtful accounts of $154,000 and $147,000, respectively.

4.	INVENTORIES

Inventories were comprised of the following (in thousands):

	December 31, 2013	September 30, 2013

Finished goods	$74,893	$79,087
Work-in-progress	1,710	2,709
Raw materials	5,235	4,750
	$81,838	$86,546

5.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities were comprised of the following (in thousands):

	December 31, 2013	September 30, 2013

Employee compensation and benefits	$8,220	$9,243
Insurance, primarily self-insurance reserves	5,570	5,899
Gift certificates and store credits	5,956	4,182
Deferred rent	3,146	3,400
Sales and use taxes	3,048	2,876
Product return reserve	2,744	2,702
Accounting and legal	1,563	1,106
Income taxes payable	304	166
Other	10,129	9,843
	$40,680	$39,417

6.	LINE OF CREDIT AND LONG-TERM DEBT

On November 1, 2012, the Company entered into a five-year $61,000,000 senior secured revolving credit facility (the “Credit Facility”), which replaced the Company’s former $55,000,000 senior secured revolving credit facility (the “Prior Credit Facility”) that had a maturity date of January 13, 2013. The Credit Facility consists of two tranches: (1) a senior secured revolving credit and letter of credit facility of up to $55,000,000 (“Tranche A”) and (2) a senior secured first-in, last-out revolving credit facility of up to $6,000,000 (“Tranche A-1”). The Credit Facility will mature on November 1, 2017. Upon the Company’s request and with the consent of the lender, permitted borrowings under Tranche A may be increased up to an additional $15,000,000, in increments of $2,500,000, up to a Tranche A maximum limit of $70,000,000. Proceeds from advances under the Credit Facility, with certain restrictions, may be used to repay existing debt, and to provide financing for working capital, letters of credit, capital expenditures, dividends, share repurchases and other general corporate purposes.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

6.	LINE OF CREDIT AND LONG-TERM DEBT (Continued)

The Credit Facility contains various affirmative and negative covenants and representations and warranties. Under the Credit Facility, the Company is required to maintain minimum Excess Availability (as defined in the related Credit Facility agreement) equal to 10% of the Borrowing Base (as defined in the related Credit Facility agreement). The Credit Facility is secured by a security interest in the Company’s trade receivables, inventory, real estate interests, letter of credit rights, cash, intangibles and certain other assets. The interest rate on outstanding borrowings is equal to, at the Company’s election, either (1) the lender’s base rate plus the applicable margin, or (2) a LIBOR rate plus the applicable margin. The applicable margin for base rate borrowings is 0.50% for Tranche A borrowings and 2.00% for Tranche A-1 borrowings. The applicable margin for LIBOR rate borrowings is 1.50% for Tranche A borrowings and 3.00% for Tranche A-1 borrowings. Tranche A-1 borrowings are deemed to be the first loans made and the last loans repaid. The Company also pays an unused line fee under the Credit Facility of 0.25% per annum. In connection with the execution of the Credit Facility, the Company incurred deferred financing costs of $988,000, of which $790,000 was paid in the first quarter of fiscal 2013.

As of December 31, 2013, the Company had no outstanding borrowings under the Credit Facility and $7,211,000 in letters of credit, with $51,806,000 of availability under the Credit Facility based on the Company’s Borrowing Base formula. As of December 31, 2012, the Company had no outstanding borrowings under the Credit Facility and $5,060,000 in letters of credit, with $47,622,000 of availability under the Credit Facility, based on the Company’s Borrowing Base formula. As of December 31, 2012, a letter of credit for $1,874,000 related to the Company’s outstanding obligation under an Industrial Revenue Bond (“IRB”), which was issued under the Prior Credit Facility, was outstanding. As of December 31, 2012, the Company had $2,082,000 on deposit with the agent bank for the Prior Credit Facility as cash collateral for the letter of credit. On April 3, 2013, the IRB trustee drew down $1,830,000 plus accrued interest under the letter of credit in connection with the Company’s redemption of the remaining bonds (see below). Funds for the draw were provided from the cash collateral on deposit with the agent bank for the Prior Credit Facility. The remaining $251,000 of cash collateral was returned to the Company after the original letter of credit was cancelled. As of December 31, 2013, Tranche A borrowings under the Credit Facility would have resulted in interest at a rate between 1.67% and 3.75% per annum, and Tranche A-1 borrowings under the Credit Facility would have resulted in interest at a rate between 3.17% and 5.25% per annum. During the first quarter of fiscal 2013 the Company’s average level of direct borrowings (all of which was under the Credit Facility) was $815,000, and the Company’s maximum borrowings at any time were $6,200,000. During the first quarter of fiscal 2014 the Company did not have any direct borrowings under the Credit Facility.

Prior to November 1, 2012, the Company had a Term Loan and Security Agreement (the “Term Loan Agreement”) for a senior secured Term Loan B due March 13, 2013 (the “Term Loan”), the $90,000,000 proceeds of which were received on April 18, 2007. On November 1, 2012, the Company prepaid the remaining Term Loan balance of $13,427,000 in connection with the execution of its new Credit Facility.

The Company had $1,830,000 outstanding under an IRB at December 31, 2012. On February 11, 2013, the Company notified the IRB trustee of its intention to redeem all remaining outstanding bonds effective April 3, 2013. As provided under the indenture of trust for the bonds, on April 3, 2013 the IRB trustee drew down $1,830,000 plus accrued interest under the letter of credit issued as security for the bonds, at which time the Company had no further obligations, and the bonds had no further rights, under the indenture.

7.	FAIR VALUE MEASUREMENTS

The accounting standard for fair value measurements defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard establishes a framework for measuring fair value focused on exit price and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements as follows:

—	Level 1 – Quoted market prices in active markets for identical assets or liabilities
—	Level 2 – Observable market-based inputs or inputs that are corroborated by observable market data
—	Level 3 – Unobservable inputs that are not corroborated by market data

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

7.	FAIR VALUE MEASUREMENTS (Continued)

At December 31, 2013 and September 30, 2013, the Company had cash equivalents of $25,978,000 and $20,425,000, respectively. The Company’s cash equivalents consist of investments in money market funds for which the carrying value approximates fair value (based on Level 1 inputs) due to the short-term nature of those instruments. The carrying values of trade receivables and accounts payable approximate fair value due to the short-term nature of those instruments.

8.	INCOME TAXES

As of December 31, 2013, the Company had $4,033,000 of unrecognized tax benefits related to uncertain income tax positions, including accrued interest and penalties of $1,891,000. The Company records interest and penalties related to unrecognized tax benefits in its income tax provision. If recognized, the portion of the liabilities for unrecognized tax benefits that would impact the Company’s effective tax rate was $2,850,000, net of federal benefit.

During the 12 months subsequent to December 31, 2013, it is reasonably possible that the gross unrecognized tax benefits could potentially increase by $312,000 (of which $248,000 would affect the effective tax rate, net of federal benefit) for uncertain tax positions, including the continued effect of interest on unrecognized tax benefits and limitations on certain potential tax credits, partially offset by the effect of expiring statutes of limitations and settlements.

The Company’s United States Federal income tax returns for years ended September 30, 2010 and thereafter remain subject to examination by the United States Internal Revenue Service. The Company also files tax returns in Canada, India, Kuwait and numerous United States state jurisdictions, which have varying statutes of limitations. Generally, Canadian tax returns for tax years ended September 30, 2007 and thereafter, Indian tax returns for tax years ended March 31, 2009, Kuwaiti tax returns for tax years ended September 30, 2013 and thereafter, and United States state tax returns for tax years ended September 30, 2009 and thereafter, depending upon the jurisdiction, remain subject to examination. However, the statutes of limitations on certain of the Company’s United States state tax returns remain open for years prior to fiscal 2009.

9.	EQUITY AWARD PLANS

In each of December 2013, November 2012 and December 2011, the Compensation Committee of the Company’s Board of Directors established performance goals for the award of performance-based RSUs for four executive officers, under the Amended and Restated Destination Maternity Corporation 2005 Equity Incentive Plan. The RSUs earned, if any, under the December 2013 awards (the “2013 Awards”) will be based on the Company’s cumulative operating income, as defined in the applicable award agreement (“RSU operating income”), from fiscal 2014 through fiscal 2016. The RSUs earned, if any, under the November 2012 awards (the “2012 Awards”) will be based on the Company’s cumulative RSU operating income from fiscal 2013 through fiscal 2015. The RSUs earned, if any, under the December 2011 awards (the “2011 Awards”) will be based on the Company’s cumulative RSU operating income from fiscal 2012 through fiscal 2014. The grant of any RSUs under these awards will generally be further contingent on the continued employment of the executive officers with the Company through the dates on which the shares in respect of these RSUs, if any, are issued following the end of the applicable performance periods, as well as the achievement of certain minimum levels of RSU operating income in the final fiscal year of each applicable performance period. Any dividends declared on the shares of the Company’s common stock underlying the RSUs will be credited as additional RSUs based on the fair market value of the Company’s common stock on the dividend record date. The additional RSUs, if any, will be earned on the same terms as the original RSUs. For the 2013 Awards, the executive officers will earn a cumulative total of 15,113 RSUs, excluding RSUs from dividends declared, if the Company’s cumulative RSU operating income for fiscal 2014 through fiscal 2016 equals or exceeds a threshold of $124,110,000, and will ratably earn up to a maximum cumulative total of 45,337 RSUs, excluding RSUs from dividends declared, if the Company’s RSU operating income during such performance period equals or exceeds $149,728,000. For the 2012 Awards, the executive officers will earn a cumulative total of 18,541 RSUs, excluding RSUs from dividends declared, if the Company’s cumulative RSU operating income for fiscal 2013 through fiscal 2015 equals or exceeds a threshold of $109,582,000, and will ratably earn up to a maximum cumulative total of 55,621 RSUs, excluding RSUs from dividends declared, if the Company’s RSU operating income during such performance period equals or exceeds $132,201,000. For the 2011 Awards, the executive officers will earn a cumulative total of 19,531 RSUs, excluding RSUs from dividends declared, if the Company’s cumulative RSU operating income for fiscal 2012 through fiscal 2014 equals or exceeds a threshold of $120,000,000, and will ratably earn up to a maximum cumulative total of 58,590 RSUs, excluding RSUs from dividends declared, if the Company’s RSU operating income during such performance period equals or exceeds $132,000,000.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

9.	EQUITY AWARD PLANS (Continued)

During the first quarter of fiscal 2014, options to purchase 146,899 shares of common stock with an aggregate exercise price of $1,617,000 were exercised by the option holders and net-share settled by the Company, such that the Company withheld 51,188 shares of the Company’s common stock, which had a fair market value equal to the aggregate exercise price of the stock options. During the first quarter of fiscal 2013 options to purchase 85,949 shares of common stock with an aggregate exercise price of $618,000 were exercised by the option holders and net-share settled by the Company, such that the Company withheld 30,996 shares of the Company’s common stock, which had a fair market value equal to the aggregate exercise price of the stock options.

During the first quarter of fiscal 2014 and 2013 certain stock option exercises and vesting restricted stock awards were net-share settled by the Company such that the Company withheld shares of the Company’s common stock, which had a fair market value equivalent to the minimum statutory obligation for the applicable income and employment taxes for the awards, and the Company remitted the cash value to the appropriate taxing authorities. The total shares withheld, which were 52,130 and 26,624 shares, respectively, during the first quarter of fiscal 2014 and 2013, are reflected as repurchase of common stock in the accompanying financial statements, and were based on the value of the Company’s common stock on the exercise or vesting date. The remaining shares, net of those withheld, were delivered to the award holders. Total payments for tax obligations to the tax authorities were $1,657,000 and $532,000 for the first quarter of fiscal 2014 and 2013, respectively.

10.	RECENT ACCOUNTING PRONOUNCEMENTS

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

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU No. 2013-02 requires companies to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, companies are required to present, either on the face of the income statement or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under generally accepted accounting principles in the United States (“GAAP”) to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. The standard does not change the current requirements for reporting net income or other comprehensive income in financial statements. ASU No. 2013-02 is effective for financial statements issued for annual reporting periods beginning after December 15, 2012 and interim periods within those years. The adoption of the new requirements of ASU No. 2013-02 did not have any impact on the Company’s consolidated financial position or results of operations.

11.	COMMITMENTS AND CONTINGENCIES

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

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

12.	SEGMENT AND ENTERPRISE WIDE DISCLOSURES

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

Geographic Information. Geographic revenue information is allocated based on the country in which the products or services are sold and, in the case of international franchise revenues, on the location of the customer. Information concerning the Company’s operations by geographic area was as follows (in thousands):

	Three Months Ended December 31,
	2013	2012

Net Sales to Unaffiliated Customers
United States	$129,554	$128,818
Foreign	5,284	6,446

	December 31, 2013	September 30, 2013

Long-Lived Assets
United States	$55,102	$53,992
Foreign	1,671	1,799

Major Customers. For the periods presented, the Company did not have any one customer who represented more than 10% of its net sales.

13.	INTEREST EXPENSE, NET

Interest expense, net was comprised of the following (in thousands):

	Three Months Ended December 31,
	2013	2012

Interest expense	$110	$205
Interest income	(5)	(5)
Interest expense, net	$105	$200

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our fiscal year ends on September 30. All references in this discussion to our fiscal years refer to the fiscal year, or periods within the fiscal year, ended on September 30 in the year mentioned. For example, our “fiscal 2014” will end on September 30, 2014.

Overview

We are the leading designer and retailer of maternity apparel in the United States with 1,923 retail locations, including 595 stores in all 50 states, Puerto Rico and Canada, and 1,328 leased departments located within department stores and baby specialty stores throughout the United States and Puerto Rico. In addition to the 1,923 retail locations we operate, through an exclusive licensed arrangement we are the exclusive provider of maternity apparel to Kohl’s®, which operates approximately 1,158 stores throughout the United States and offers maternity apparel in a significant number of its stores. We also sell merchandise on the Internet, primarily through DestinationMaternity.com and our various brand-specific websites. We have store franchise and product supply relationships in the Middle East, South Korea and Mexico. In November 2013, we announced our expansion into Mexico through a franchise agreement with the largest department store company in Mexico. Also in November 2013, we announced that we were unable to reach mutual agreement on acceptable renewal terms with our franchisee for India and, thus, this franchise relationship, which began in April 2009, will end in March 2014. We do not expect that the discontinuation of our India franchise relationship will have a significant impact on our financial results. As of December 31, 2013, we have 148 international franchised locations, including 128 shop-in-shop locations and 20 stand-alone stores operated under one of our retail nameplates. As of December 31, 2013, the international franchised locations include one stand-alone store and 116 shop-in-shop locations operated by our India franchisee that are expected to close in March 2014.

In assessing the performance of our business, we consider a variety of operational and financial measures. The key measures for determining how our business is performing are net income determined in accordance with GAAP (“GAAP net income”) and the corresponding net income (or earnings) per share (diluted), net income before certain charges or credits, when applicable, such as other charges related to our previously announced relocations of our corporate headquarters and distribution operations, loss on extinguishment of debt and certain infrequent income tax adjustments (“Non-GAAP adjusted net income”) and the corresponding earnings per share (diluted), Adjusted EBITDA (defined below), Adjusted EBITDA before other charges, net sales, comparable sales, and adjusted comparable sales. Adjusted EBITDA represents operating income before deduction for the following non-cash charges: (1) depreciation and amortization expense, (2) loss on impairment of tangible and intangible assets, (3) loss on disposal of assets, and (4) stock-based compensation expense.

Comparable sales figures include sales at retail locations (which does not include licensed or franchised relationships) that have been in operation by us for at least 12 full months at the beginning of the period for which such data is presented, as well as Internet sales. Comparable sales figures do not include retail locations opened during a period even if such location was opened in connection with the closure of other retail locations in the same geographic area (including, for example, the opening of a new Destination Maternity combo store or superstore). Also, our comparable sales figures generally do not include: (1) retail locations which change store nameplate, location type or format, (2) retail locations which are expanded, contracted or relocated if the square footage of the retail location has changed by 20% or more, or, if in the judgment of management, such expansion, contraction or relocation materially alters the comparability of the retail location (either with respect to the manner of its operation or otherwise), (3) in the case of relocations only, retail locations which are not in the same immediate geographical vicinity (such as, without limitation, the same mall, the same part of a mall, or the same street) after the relocation, or (4) retail locations which, in the judgment of management, have undergone other significant changes which materially alter the comparability of the retail location (either with respect to the manner of its operation or otherwise) (such as, for example only, in the case of closure of retail locations in connection with the cessation of a leased department relationship where the manner of operation of such retail location has been materially altered prior to closure, or in the case of construction in, on or near a retail location, which significantly interferes with the customer traffic, visibility or operation of a retail location). There may be variations in the way in which other retailers calculate comparable sales. As a result, data in this quarterly report regarding our comparable sales may not be comparable to similar data made available by other retailers.

We report sales on a calendar quarter basis, rather than on a “4-5-4 retail fiscal calendar” where each fiscal week and fiscal quarter starts on a Sunday and ends on a Saturday. Thus, for each calendar period, there is a “days adjustment calendar shift” which may help or hurt reported calendar quarter and fiscal year to date sales and comparable sales due to different days of the week typically contributing more sales than other days of the week. In order to quantify and eliminate the effect on reported comparable sales results of the “days adjustment calendar shift”, we also present comparable sales on a calendar-adjusted basis. For example, for the first quarter of fiscal 2014, calendar-adjusted comparable sales were measured for the period Tuesday, October 1, 2013 through Tuesday, December 31, 2013 compared to the period Tuesday, October 2, 2012 through Tuesday, January 1, 2013.

Following is a summary of our results for the first quarter of fiscal 2014 with regard to each of the key measures noted above:

First Quarter Fiscal 2014 Financial Results

—

GAAP net income for the first quarter of fiscal 2014 was $4.3 million, or $0.31 per share (diluted), an 11% increase compared to GAAP net income of $3.8 million, or $0.29 per share (diluted), for the first quarter of fiscal 2013. This represents a 6.9% increase in diluted earnings per share.

—

Non-GAAP adjusted net income for the first quarter of fiscal 2014 was $4.5 million, or $0.33 per share (diluted), a 17% increase compared to the comparably adjusted non-GAAP net income for the first quarter of fiscal 2013 of $3.8 million, or $0.29 per share (diluted). This represents a 14% increase in comparably adjusted diluted earnings per share.

—	Adjusted EBITDA was $11.4 million for the first quarter of fiscal 2014, an increase of 5.9% compared to $10.7 million of Adjusted EBITDA for the first quarter of fiscal 2013.
—

Adjusted EBITDA before other charges was $11.5 million for the first quarter of fiscal 2014, an increase of 6.9% compared to $10.7 million of Adjusted EBITDA before other charges for the first quarter of fiscal 2013.

—	Net sales for the first quarter of fiscal 2014 decreased 0.3% to $134.8 million from $135.3 million for the first quarter of fiscal 2013.
—

Comparable sales for the first quarter of fiscal 2014 increased 0.7% compared to a comparable sales increase of 1.9% for the first quarter of fiscal 2013. Adjusting for calendar timing shifts, our calendar-adjusted comparable sales increased 1.1% for the first quarter of fiscal 2014 and increased 3.6% for the first quarter of fiscal 2013.

Results of Operations

The following tables set forth certain operating data as a percentage of net sales and as a percentage change for the three months ended December 31:

	% of Net Sales (1)		% Change Favorable (Unfavorable)
	Three Months Ended December 31,		Three Months Ended December 31,
	2013	2012	2013 vs. 2012

Net sales	100.0%	100.0%	(0.3)%
Cost of goods sold (2)	47.2	47.4	0.6
Gross profit	52.8	52.6	(0.0)
Selling, general and administrative expenses (3)	47.4	47.5	0.6
Store closing, asset impairment and asset disposal expenses	0.1	0.3	71.9
Other charges	0.3	—	N.M.
Operating income	5.0	4.8	4.6
Interest expense, net	0.1	0.1	47.5
Loss on extinguishment of debt	—	0.0	100.0
Income before income taxes	4.9	4.6	6.4
Income tax provision	1.8	1.8	0.7
Net income	3.2%	2.8%	10.9%

N.M.—Not meaningful

(1)	Components may not add to total due to rounding.
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

The following tables set forth certain information concerning the number of our retail locations, and international franchised locations for the periods indicated.  Retail locations include stores and maternity apparel leased departments and exclude (1) locations where Kohl’s sells our products under an exclusive product and license agreement, and (2) international franchised locations.

	Three Months Ended December 31,
	2013			2012
Retail Locations (1)	Stores	Leased Departments	Total Retail Locations	Stores	Leased Departments	Total Retail Locations

Beginning of period	596	1,311	1,907	625	1,383	2,008
Opened	5	19	24	2	13	15
Closed	(6)	(2)	(8)	(6)	(130)	(136)
End of period	595	1,328	1,923	621	1,266	1,887

(1)	Excludes (i) locations where Kohl’s sells our products under an exclusive product and license agreement, and (ii) international franchised locations.

	Three Months Ended December 31,
	2013			2012
International Franchised Locations	Stores	Shop-in- Shop Locations	Total International Franchised Locations	Stores	Shop-in- Shop Locations	Total International Franchised Locations

Beginning of period	20	123	143	16	103	119
Opened	—	7	7	1	19	20
Closed	—	(2)	(2)	(1)	(1)	(2)
End of period	20	128	148	16	121	137

(1)	As of December 31, 2013, includes one store and 116 shop-in-shop locations operated by our India franchisee that are expected to close in March 2014.

Three Months Ended December 31, 2013 and 2012

Net Sales.    Our net sales for the first quarter of fiscal 2014 decreased by 0.3%, or approximately $0.5 million, to $134.8 million from $135.3 million for the first quarter of fiscal 2013. Comparable sales for the first quarter of fiscal 2014 increased 0.7% compared to a comparable sales increase of 1.9% for the first quarter of fiscal 2013. Our first quarter fiscal 2014 reported comparable sales increase of 0.7% was unfavorably impacted by 0.4 percentage points, and our first quarter fiscal 2013 reported comparable sales increase of 1.9% was unfavorably impacted by 1.7 percentage points, due to calendar timing shifts as described above. Adjusting for these calendar shifts our calendar-adjusted comparable sales increased 1.1% for the first quarter of fiscal 2014 and increased 3.6% for the first quarter of fiscal 2013. The slight decrease in total reported sales for the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013 resulted primarily from decreased sales from our continued efforts to close underperforming stores, substantially offset by the increase in comparable sales.

As of December 31, 2013, we operated a total of 595 stores and 1,923 total retail locations, compared to 621 stores and 1,887 total retail locations as of December 31, 2012. In addition, our Oh Baby by Motherhood® collection is available at Kohl’s stores throughout the United States. During the first quarter of fiscal 2014 we opened five stores, including two multi-brand Destination Maternity nameplate stores, and we closed six stores, with three of the store closings related to Destination Maternity nameplate store openings. The growth in the number of leased department locations at December 31, 2013 compared to December 31, 2012 resulted predominantly from the increase in the number of leased departments operated in buybuy BABY® stores. In connection with our broad-based partnership with Bed Bath & Beyond Inc. and its subsidiary, Buy Buy Baby, Inc., we discontinued operation of our 124 remaining leased departments in Babies“R”Us® stores in late October 2012 and began to open leased departments in select buybuy BABY stores. According to Bed Bath & Beyond Inc.’s latest public disclosure, as of January 8, 2014 there are 86 buybuy BABY stores. As of December 31, 2013, we operate leased departments in 77 buybuy BABY stores, an increase from the 59 leased departments the Company operated in buybuy BABY stores as of September 30, 2013, and the 12 leased departments operated in buybuy BABY stores as of December 31, 2012.

Gross Profit.    Our gross profit for both the first quarter of fiscal 2014 and 2013 was $71.2 million, and our gross profit as a percentage of net sales (gross margin) for the first quarter of fiscal 2014 was 52.8% compared to 52.6% for the first quarter of fiscal 2013. Gross profit for the first quarter of fiscal 2014 was approximately equal to the first quarter of fiscal 2013, reflecting less gross profit from our lower sales, offset by additional gross profit from the slight increase in gross margin.

Selling, General and Administrative Expenses.    Our selling, general and administrative expenses for the first quarter of fiscal 2014 decreased by 0.6%, or approximately $0.3 million, to $63.9 million from $64.2 million for the first quarter of fiscal 2013. As a percentage of net sales, selling, general and administrative expenses decreased to 47.4% for the first quarter of fiscal 2014 compared to 47.5% for the first quarter of fiscal 2013. This slight decrease in expense for the quarter resulted primarily from lower expenses (primarily payroll and occupancy costs) related to our continued closure of underperforming stores and continued tight expense controls, substantially offset by higher expenses for corporate payroll to drive increased sales, depreciation from capital expenditures for store facilities and variable incentive compensation.

Store Closing, Asset Impairment and Asset Disposal Expenses.     Our store closing, asset impairment and asset disposal expenses for the first quarter of fiscal 2014 decreased by approximately $0.4 million, to $0.1 million from $0.5 million for the first quarter of fiscal 2013, reflecting lower impairment charges for write-downs of long-lived assets.

Other Charges.    In the first quarter of fiscal 2014, we incurred other charges of $0.4 million, primarily for accelerated depreciation related to our previously announced plans to relocate our corporate headquarters and distribution operations from Philadelphia, Pennsylvania to southern New Jersey. We did not incur other charges in the first quarter of fiscal 2013.

Operating Income.     We had operating income of $6.8 million for the first quarter of fiscal 2014, an increase of 4.6% compared to $6.5 million for the first quarter of fiscal 2013. Operating income as a percentage of net sales for the first quarter of fiscal 2014 increased to 5.0% from 4.8% for the first quarter of fiscal 2013. The increase in operating income and operating income percentage was primarily due to our lower selling, general and administrative expenses, and asset impairment charges, partially offset by the other charges incurred in connection with our planned facilities relocations.

Interest Expense, Net.    Our net interest expense for the first quarter of fiscal 2014 decreased to $0.1 million from $0.2 million for the first quarter of fiscal 2013. This decrease was due to our lower debt level, as a result of the $15.3 million of debt repayments we made in the previous 15 months.

Income Tax Provision.    For the first quarter of fiscal 2014 our effective tax rate was 35.9% compared to 38.5% for the first quarter of fiscal 2013. Our effective tax rate for the first quarter of fiscal 2014 was slightly higher than the statutory federal tax rate of 35% primarily due to the effect of state income taxes, net of federal benefit, largely offset by reductions of state income tax expense, net of federal tax benefit, which were related to settlements of uncertain income tax positions. Our effective tax rate for the first quarter of fiscal 2013 was higher than the statutory federal tax rate of 35% primarily due to the effect of state income taxes, net of federal benefit, and to a lesser extent, additional income tax expense (including interest and penalties) recognized as required by the accounting standard for uncertain income tax positions. We expect our effective tax rate for the full year fiscal 2014 to be approximately 38.0%.

Net Income.    Net income for the first quarter of fiscal 2014 was $4.3 million, or $0.31 per share (diluted), compared to net income of $3.8 million, or $0.29 per share (diluted), for the first quarter of fiscal 2013. Net income for the first quarter of fiscal 2014 includes (net of tax) other charges of $0.2 million, which is primarily accelerated depreciation related to our relocation plans as described above. Net income for the first quarter of fiscal 2013 includes (net of tax) loss on extinguishment of debt of $6,000. Before these charges, our first quarter fiscal 2014 net income was $4.5 million, or $0.33 per share (diluted), compared to $3.8 million, or $0.29 per share (diluted), for the first quarter of fiscal 2013.

Our average diluted shares outstanding of 13,563,000 for the first quarter of fiscal 2014 were 1.6% higher than the 13,345,000 average diluted shares outstanding for the first quarter of fiscal 2013, primarily as a result of the exercise of stock options and vesting of restricted stock.

Following is a reconciliation of net income and net income per share (diluted) (“Diluted EPS”) to adjusted net income and adjusted Diluted EPS for the three months ended December 31, 2013 and 2012 (in thousands, except per share amounts):

	Three Months Ended December 31,
	2013			2012
	Net Income	Diluted Shares	Diluted EPS	Net Income	Diluted Shares	Diluted EPS

As reported	$4,259	13,563	$0.31	$3,842	13,345	$0.29
Other charges, net of tax	239	—		—	—
Loss on extinguishment of debt, net of tax	—	—		6	—
As adjusted	$4,498	13,563	$0.33	$3,848	13,345	$0.29

Following is a reconciliation of net income to Adjusted EBITDA and Adjusted EBITDA before other charges for the three months ended December 31, 2013 and 2012 (in thousands):

	Three Months Ended December 31,
	2013	2012

Net income	$4,259	$3,842
Add: income tax provision	2,389	2,406
Add: interest expense, net	105	200
Add: loss on extinguishment of debt	—	9
Operating income	6,753	6,457
Add: depreciation and amortization expense	3,758	3,089
Add: loss on impairment of long-lived assets	40	493
Add: loss on disposal of assets	43	10
Add: stock-based compensation expense	784	693
Adjusted EBITDA	11,378	10,742
Add: other charges (1)	103	—
Adjusted EBITDA before other charges	$11,481	$10,742

(1)	Excludes accelerated depreciation expense of $280 included in depreciation and amortization expense above.

Regulation G Disclosures

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains non-GAAP financial measures within the meaning of the SEC’s Regulation G, including: (1) Adjusted net income, (2) Adjusted net income per share (diluted), (3) Adjusted EBITDA (operating income before deduction for the following non-cash charges: (i) depreciation and amortization expense, (ii) loss on impairment of tangible and intangible assets, (iii) loss on disposal of assets, and (iv) stock-based compensation expense), and (4) Adjusted EBITDA before other charges.

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

Cash and cash equivalents increased by $5.0 million during the first quarter of fiscal 2014 compared to an increase of $2.3 million for the first quarter of fiscal 2013.

Cash provided by operations of $14.4 million for the first quarter of fiscal 2014 decreased by approximately $10.0 million from the $24.4 million in cash provided by operations for the first quarter of fiscal 2013. This decrease in cash provided by operations as compared to the prior year was primarily the result of net working capital changes that provided less cash in the first quarter of fiscal 2014 than was provided in the first quarter of fiscal 2013. The net working capital changes were primarily: (1) a decrease in accounts payable, accrued expenses and other liabilities in the first quarter of fiscal 2014, compared to an increase in the first quarter of fiscal 2013 and (2) a $4.7 million decrease in inventories in the first quarter of fiscal 2014 that provided $3.3 million less cash compared to the $8.0 million decrease in inventories in the first quarter of fiscal 2013. Our working capital changes, quarterly net income and cash flow adjustments may fluctuate significantly and net cash provided by operating activities for any interim period is not necessarily indicative of the results that may be achieved for a full fiscal year.

During the first quarter of fiscal 2014 we used cash provided by operations to pay for capital expenditures and to pay our quarterly cash dividend. For the first quarter of fiscal 2014, we spent $4.7 million on capital expenditures, including $4.2 million for leasehold improvements, fixtures and equipment for new store facilities, as well as improvements to existing stores, and $0.5 million for our information systems and distribution and corporate facilities. In the first quarter of fiscal 2014, we paid $2.6 million for our quarterly cash dividend. The remaining cash provided by operations during the first quarter of fiscal 2014 was used primarily to increase our available cash.

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

On November 1, 2012, we entered into a five-year $61.0 million senior secured revolving Credit Facility, which replaced our $55.0 million Prior Credit Facility. The Credit Facility consists of two tranches: (1) a senior secured revolving credit and letter of credit facility of up to $55.0 million (“Tranche A”) and (2) a senior secured first-in, last-out revolving credit facility of up to $6.0 million (“Tranche A-1”). The Credit Facility will mature on November 1, 2017. Upon our request and with the consent of the lender, permitted borrowings under Tranche A may be increased up to an additional $15.0 million, in increments of $2.5 million, up to a Tranche A maximum limit of $70 million. Proceeds from advances under the Credit Facility, with certain restrictions, may be used to repay our existing debt, and to provide financing for working capital, letters of credit, capital expenditures, dividends, share repurchases and other general corporate purposes. Under the Credit Facility, we are required to maintain minimum Excess Availability (as defined in the related Credit Facility agreement) equal to 10% of the Borrowing Base (as defined in the related Credit Facility agreement). The Credit Facility is secured by a security interest in our trade receivables, inventory, equipment, real estate interests, letter of credit rights, cash, intangibles and certain other assets.

As of December 31, 2013, we had no outstanding borrowings under the Credit Facility and $7.2 million in letters of credit, with $51.8 million of availability under our Credit Facility based on our Borrowing Base formula. As of December 31, 2012, we had no outstanding borrowings and $5.1 million in letters of credit, with $47.6 million of availability under our Credit Facility based on our Borrowing Base formula. As of December 31, 2012, a letter of credit for $1.9 million related to our outstanding obligation under the IRB (see below), which was issued under the Prior Credit Facility, was outstanding. As of December 31, 2012, we had $2.1 million on deposit with the agent bank for the Prior Credit Facility as cash collateral for the letter of credit. On April 3, 2013, the IRB trustee drew down $1.8 million plus accrued interest under the letter of credit in connection with our redemption of the remaining bonds (see below). Funds for the draw were provided from the cash collateral on deposit with the agent bank for the Prior Credit Facility. The remaining $0.3 million of cash collateral was returned to us after the original letter of credit was cancelled. As of December 31, 2013, Tranche A borrowings under the Credit Facility would have resulted in interest at a rate between 1.67% and 3.75% per annum, and Tranche A-1 borrowings under the Credit Facility would have resulted in interest at a rate between 3.17% and 5.25% per annum.

During the first quarter of fiscal 2013, our average level of direct borrowings (all of which was under the Credit Facility) was $0.8 million, and our maximum borrowings at any time were $6.2 million. During the first quarter of fiscal 2014, we did not have any direct borrowings under the Credit Facility.

On November 1, 2012, we prepaid the remaining Term Loan balance of $13.4 million in connection with the execution of our new Credit Facility.

We had $1.8 million outstanding under an IRB at December 31, 2012. On February 11, 2013, we notified the IRB trustee of our intention to redeem all remaining outstanding bonds effective April 3, 2013. As provided under the indenture of trust for the bonds, on April 3, 2013, the IRB trustee drew down $1.8 million plus accrued interest under the letter of credit issued as security for the bonds, at which time we had no further obligations, and the bonds had no further rights, under the indenture.

During the first quarter of fiscal 2014 and 2013 we paid cash dividends of $2.6 million (or $0.1875 per share) and $2.4 million (or $0.175 per share), respectively. On January 24, 2014 we declared a quarterly cash dividend of $0.20 per share payable on March 28, 2014, which will total approximately $2.7 million. The $0.1875 per share cash dividend, which was initially paid in June 2013, represented an annual dividend rate of $0.75 per share, a 7.1% increase from our previous annual rate of $0.70 per share. The $0.20 per share cash dividend, initially payable in March 2014, represents an additional 6.7% increase from our previous quarterly dividend rate of $0.1875 per share and an annual dividend rate of $0.80 per share compared to our previous annual rate of $0.75 per share. Based on our new current quarterly dividend rate of $0.20 per share, we project that we will pay $10.8 million of cash dividends during fiscal 2014 and $11.0 million on an annualized basis.

In September 2013 we announced our plans to relocate our corporate headquarters and distribution operations from Philadelphia, Pennsylvania to southern New Jersey. To help us offset the costs of these relocations, the Board of the New Jersey Economic Development Authority approved us for an incentive package of $40 million in transferrable tax credits over a 10-year period, from the State of New Jersey under the Grow New Jersey Assistance Program. The annual benefit amount available to us is expected to significantly exceed our annual tax liability to New Jersey.  In order to maximize the realizable value of our incentive package, in December 2013 we entered into an agreement with a third party to sell some or all of our annual available tax credits. Based on this agreement, we project we will realize between $36 and $37 million from the incentive package, subject to our compliance with the requirements of our incentive package under the Grow New Jersey program.  We project capital expenditures associated with these relocations of approximately $17 million in fiscal 2014 and $12 to $14 million in fiscal 2015. Although we expect to incur some, predominantly non-cash, charges to earnings in fiscal 2014 and 2015 related to the closure of our existing facilities and the preparation for occupancy of our new facilities, we expect to generate ongoing annual cash and earnings benefits from our relocations once we are operating in both our new headquarters and new distribution center facilities. We project that our charges, predominantly non-cash, associated with the headquarters and distribution operations relocations, will be: (1) approximately $2.4 million pretax, or approximately $1.5 million after tax ($0.11 per diluted share) for fiscal 2014, and (2) approximately $0.8 million pretax, or approximately $0.5 million after tax ($0.04 per diluted share) for fiscal 2015. We project that, once we are operating in both our new headquarters and new distribution center facilities, which we expect to begin during the middle of fiscal 2015, our ongoing annualized after-tax earnings benefit from the relocations will be approximately $0.11 per diluted share, and our ongoing annualized after-tax cash benefit from the relocations will be approximately $4 million.

Our management believes that our current cash and working capital positions, expected operating cash flows and available borrowing capacity, will be sufficient to fund our cash requirements for working capital, capital expenditures (including our relocations) and dividend payments, and to fund stock repurchases, if any, for at least the next 12 months.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. These generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our consolidated financial statements and the reported amounts of net sales and expenses during the reporting period. Our critical accounting policies are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended September 30, 2013. As of December 31, 2013, there were no material changes in, or additions to, our critical accounting policies or in the assumptions or estimates we used to prepare the financial information appearing in this report.

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

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU No. 2013-02 requires companies to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, companies are required to present, either on the face of the income statement or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. The standard does not change the current requirements for reporting net income or other comprehensive income in financial statements. ASU No. 2013-02 is effective for financial statements issued for annual reporting periods beginning after December 15, 2012 and interim periods within those years. The adoption of the new requirements of ASU No. 2013-02 did not have any impact on our consolidated financial position or results of operations.

Forward-Looking Statements

Some of the information in this report, including the information incorporated by reference (as well as information included in oral statements or other written statements made or to be made by us), contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements involve a number of risks and uncertainties. A number of factors could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, but are not limited to the following: the continuation of economic recovery of the retail industry in general and of apparel purchases in particular, our ability to successfully manage our various business initiatives, the success of our international business and its expansion, our ability to successfully manage, retain and expand our leased department, licensed brand and international franchise relationships, and marketing partnerships, future sales trends in our various sales channels, unusual weather patterns, changes in consumer spending patterns, raw material price increases, overall economic conditions and other factors affecting consumer confidence, demographics and other macroeconomic factors that may impact the level of spending for maternity apparel (such as fluctuations in pregnancy rates and birth rates), expense savings initiatives, our ability to anticipate and respond to fashion trends and consumer preferences, unanticipated fluctuations in our operating results, the impact of competition and fluctuations in the price, availability and quality of raw materials and contracted products, availability of suitable store locations, continued availability of capital and financing, our ability to hire and develop senior management and sales associates, our ability to develop and source merchandise, our ability to receive production from foreign sources on a timely basis, potential stock repurchases, our ability to generate sufficient free cash flow to continue our regular quarterly cash dividends, the trading liquidity of our common stock, changes in market interest rates, our ability to successfully manage and accomplish our planned relocations of our headquarters and distribution operations with minimal disruption to our overall operations, war or acts of terrorism and other factors referenced in our Annual Report on Form 10-K, including those set forth under the caption “Risk Factors.”

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

As of December 31, 2013, we had cash equivalents of $26.0 million. Our cash equivalents consist of investments in money market funds that bear interest at variable rates. A change in market interest rates earned on our investments impacts the interest income and cash flows, but does not materially impact the fair market value of the financial instruments. Due to the average maturity and conservative nature of our investment portfolio, we believe a sudden change in interest rates would not have a material effect on the value of our investment portfolio. The impact on our future interest income resulting from changes in investment yields will depend largely on the gross amount of our investment portfolio at that time. However, based upon the conservative nature of our investment portfolio and current experience, we do not believe a decrease in investment yields would have a material negative effect on our interest income.

As of December 31, 2013, our debt portfolio consisted of our $61.0 million Credit Facility, which is denominated in United States dollars. Our Credit Facility has variable interest rates that are tied to market indices. As of December 31, 2013, we had no direct borrowings and $7.2 million of letters of credit outstanding under our Credit Facility. As of December 31, 2013, Tranche A borrowings under the Credit Facility would have resulted in interest at a rate between 1.67% and 3.75% per annum, and Tranche A-1 borrowings under the Credit Facility would have resulted in interest at a rate between 3.17% and 5.25% per annum. Interest on any future borrowings under the Credit Facility would, to the extent of outstanding borrowings, be affected by changes in market interest rates. A change in market interest rates on the variable rate portion of our debt portfolio would impact the interest expense incurred and cash flows.

Other than as described above, we do not believe that the market risk exposure on other financial instruments is material.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to our management on a timely basis to allow decisions regarding required disclosure. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2013, these controls and procedures were effective.

Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the fiscal quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” of our Form 10-K for the year ended September 30, 2013. The risks described in our Form 10-K are not the only risks that we face. Additional risks not presently known to us or that we do not currently consider significant may also have an adverse effect on us. If any of the risks actually occur, our business, results of operations, cash flows or financial condition could suffer.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by us during the quarter ended December 31, 2013 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2)

October 1 to October 31, 2013	146	$31.61	—	$10,000,000
November 1 to November 30, 2013	51,984	$31.79	—	$10,000,000
December 1 to December 31, 2013	—	—	—	$10,000,000
Total	52,130	$31.79	—	$10,000,000

(1)

Represents shares repurchased directly from certain employees to satisfy income tax withholding obligations for such employees in connection with stock options that were exercised and restricted stock awards that vested during the period.

(2)

In July 2008, our Board of Directors approved a program to repurchase up to $7.0 million of our outstanding common stock. Under the program, we may repurchase shares from time to time through solicited or unsolicited transactions in the open market or in negotiated or other transactions. In July 2012, our Board of Directors extended its authorization of the program from July 31, 2012 to July 31, 2014, and increased the amount of our outstanding stock authorized to be repurchased from $7.0 million to $10.0 million. No shares have been repurchased under this program as of December 31, 2013.

Item 6.	Exhibits

Exhibit No.	Description

*3.2	Amended and Restated Bylaws of the Company (Exhibit 3.2 to the Company’s Current Report on Form 8-K dated November 14, 2013)

†*10.1

Letter Amendment dated December 7, 2013 to the Employment Agreement between the Company and Christopher F. Daniel (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December  4, 2013 (the “December 4, 2013 Form 8-K”))

†*10.2	Letter Amendment dated December 7, 2013 to the Employment Agreement between the Company and Judd P. Tirnauer (Exhibit 10.2 to the December 4, 2013 Form 8-K)

†*10.3	Letter Amendment dated December 7, 2013 to the Employment Agreement between the Company and Ronald J. Masciantonio (Exhibit 10.3 to the December 4, 2013 Form 8-K)

†*10.4	Destination Maternity Corporation Stock Ownership Guidelines (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 24, 2014 (the “January 24, 2014 Form 8-K”))

†*10.5	Non-Employee Director Compensation Policy (Exhibit 10.2 to the January 24, 2014 Form 8-K)

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Executive Vice President & Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Executive Vice President & Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference
†	Management contract or compensatory plan or arrangement

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Destination Maternity Corporation

Date: February 7, 2014	By:	/s/ Edward M. Krell
Edward M. Krell
Chief Executive Officer

Date: February 7, 2014	By:	/s/ Judd P. Tirnauer
Judd P. Tirnauer
Executive Vice President & Chief Financial Officer

INDEX OF EXHIBITS FILED WITH

FORM 10-Q OF DESTINATION MATERNITY CORPORATION

FOR THE QUARTER ENDED DECEMBER 31, 2013

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