Form 10-Q
period 2014-03-31
Destination Maternity Corp
filed 2014-05-07
CIK 896985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

Common Stock, $.01 par value — 13,705,514 shares outstanding as of May 2, 2014

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	March 31, 2014	September 30, 2013

ASSETS
Current assets:
Cash and cash equivalents	$16,274	$24,555
Trade receivables, net	10,680	12,463
Inventories	90,576	86,546
Deferred income taxes	8,583	8,012
Prepaid expenses and other current assets	10,485	6,927
Total current assets	136,598	138,503
Property, plant and equipment, net of accumulated depreciation and amortization of $124,210 and $125,825	56,131	53,447
Other assets:
Deferred financing costs, net of accumulated amortization of $280 and $181	708	807
Other intangible assets, net of accumulated amortization of $1,234 and $1,166	3,187	2,344
Deferred income taxes	12,361	12,470
Other non-current assets	877	410
Total other assets	17,133	16,031
Total assets	$209,862	$207,981

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,048	$23,810
Accrued expenses and other current liabilities	41,628	39,417
Total current liabilities	57,676	63,227
Deferred rent and other non-current liabilities	25,759	22,121
Total liabilities	83,435	85,348
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, 1,656,381 shares authorized:
Series B junior participating preferred stock, $.01 par value; 300,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value; 20,000,000 shares authorized, 13,710,257 and 13,556,331 shares issued and outstanding, respectively	137	136
Additional paid-in capital	100,219	98,634
Retained earnings	26,131	23,930
Accumulated other comprehensive loss	(60)	(67)
Total stockholders’ equity	126,427	122,633
Total liabilities and stockholders’ equity	$209,862	$207,981

The accompanying notes are an integral part of these Consolidated Financial Statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013

Net sales	$126,053	$134,859	$260,891	$270,123
Cost of goods sold	57,535	61,879	121,218	125,975
Gross profit	68,518	72,980	139,673	144,148
Selling, general and administrative expenses	62,417	63,026	126,306	127,275
Store closing, asset impairment and asset disposal expenses	312	272	442	734
Other charges	410	—	793	—
Operating income	5,379	9,682	12,132	16,139
Interest expense, net	99	127	204	327
Loss on extinguishment of debt	—	—	—	9
Income before income taxes	5,280	9,555	11,928	15,803
Income tax provision	2,033	3,678	4,422	6,084
Net income	$3,247	$5,877	$7,506	$9,719
Net income per share— Basic	$0.24	$0.44	$0.56	$0.73
Average shares outstanding— Basic	13,458	13,273	13,415	13,231
Net income per share— Diluted	$0.24	$0.44	$0.55	$0.73
Average shares outstanding— Diluted	13,565	13,402	13,564	13,373

The accompanying notes are an integral part of these Consolidated Financial Statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013

Net income	$3,247	$5,877	$7,506	$9,719
Foreign currency translation adjustments	5	—	7	(7)
Comprehensive income	$3,252	$5,877	$7,513	$9,712

The accompanying notes are an integral part of these Consolidated Financial Statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common Stock				Accumulated
	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Other Comprehensive Loss	Total

Balance as of September 30, 2013	13,556	$136	$98,634	$23,930	$(67)	$122,633
Net income	—	—	—	7,506	—	7,506
Foreign currency translation adjustments	—	—	—	—	7	7
Cash dividends	—	—	—	(5,305)	—	(5,305)
Stock-based compensation	98	1	1,848	—	—	1,849
Exercise of stock options, net	113	1	210	—	—	211
Excess tax benefit from stock option exercises and restricted stock vesting	—	—	1,321	—	—	1,321
Repurchase and retirement of common stock	(57)	(1)	(1,794)	—	—	(1,795)
Balance as of March 31, 2014	13,710	$137	$100,219	$26,131	$(60)	$126,427

Balance as of September 30, 2012	13,370	$134	$95,086	$9,786	$(34)	$104,972
Net income	—	—	—	9,719	—	9,719
Foreign currency translation adjustments	—	—	—	—	(7)	(7)
Cash dividends	—	—	—	(4,725)	—	(4,725)
Stock-based compensation	102	1	1,495	—	—	1,496
Exercise of stock options, net	93	1	491	—	—	492
Excess tax benefit from stock option exercises and restricted stock vesting	—	—	576	—	—	576
Repurchase and retirement of common stock	(30)	(1)	(614)	—	—	(615)
Balance as of March 31, 2013	13,535	$135	$97,034	$14,780	$(41)	$111,908

The accompanying notes are an integral part of these Consolidated Financial Statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended March 31,
	2014	2013

Operating Activities
Net income	$7,506	$9,719
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,552	6,170
Stock-based compensation expense	1,849	1,496
Loss on impairment of long-lived assets	355	688
Gain on disposal of assets	(39)	(4)
Loss on extinguishment of debt	—	9
Deferred income tax benefit	(1,432)	(1,061)
Amortization of deferred financing costs	99	102
Changes in assets and liabilities:
Decrease (increase) in:
Trade receivables	1,784	(1,882)
Inventories	(4,030)	3,001
Prepaid expenses and other current assets	(3,557)	(1,852)
Other non-current assets	(467)	42
Increase (decrease) in:
Accounts payable, accrued expenses and other current liabilities	(5,170)	1,475
Deferred rent and other non-current liabilities	4,068	125
Net cash provided by operating activities	8,518	18,028
Investing Activities
Capital expenditures	(9,607)	(5,951)
Proceeds from sale of property, plant and equipment	69	—
Additions to intangible assets	(948)	(188)
Net cash used in investing activities	(10,486)	(6,139)
Financing Activities
(Decrease) increase in cash overdraft	(751)	232
Increase in restricted cash	—	(2,082)
Repayment of long-term debt	—	(13,427)
Deferred financing costs paid	—	(906)
Withholding taxes on stock-based compensation paid in connection with repurchase of common stock	(1,795)	(615)
Cash dividends paid	(5,305)	(4,725)
Proceeds from exercise of stock options	211	492
Excess tax benefit from exercise of stock options and restricted stock vesting	1,321	576
Net cash used in financing activities	(6,319)	(20,455)
Effect of exchange rate changes on cash and cash equivalents	6	(7)
Net Decrease in Cash and Cash Equivalents	(8,281)	(8,573)
Cash and Cash Equivalents, Beginning of Period	24,555	22,376
Cash and Cash Equivalents, End of Period	$16,274	$13,803
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$104	$253
Cash paid for income taxes	$2,910	$6,891

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

The following tables summarize the Basic EPS and Diluted EPS calculations (in thousands, except per share amounts):

	Three Months Ended March 31,
	2014			2013
	Net Income	Shares	EPS	Net Income	Shares	EPS

Basic EPS	$3,247	13,458	$0.24	$5,877	13,273	$0.44
Incremental shares from the assumed exercise of outstanding stock options	—	72		—	92
Incremental shares from the assumed lapse of restrictions on restricted stock awards	—	35		—	37
Diluted EPS	$3,247	13,565	$0.24	$5,877	13,402	$0.44

	Six Months Ended March 31,
	2014			2013
	Net Income	Shares	EPS	Net Income	Shares	EPS

Basic EPS	$7,506	13,415	$0.56	$9,719	13,231	$0.73
Incremental shares from the assumed exercise of outstanding stock options	—	96		—	96
Incremental shares from the assumed lapse of restrictions on restricted stock awards	—	53		—	46
Diluted EPS	$7,506	13,564	$0.55	$9,719	13,373	$0.73

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

2.	EARNINGS PER SHARE (“EPS”) AND CASH DIVIDENDS (Continued)

In addition to performance-based RSUs, for the three and six months ended March 31, 2014, stock options and unvested restricted stock totaling 135,696 and 110,096 shares, respectively, were excluded from the calculation of Diluted EPS as their effect would have been antidilutive. For the three and six months ended March 31, 2013, stock options and unvested restricted stock totaling 255,527 and 278,066 shares, respectively, were excluded from the calculation of Diluted EPS as their effect would have been antidilutive.

During the six months ended March 31, 2014 and 2013 the Company paid cash dividends totaling $5,305,000 (or $0.3875 per share) and $4,725,000 (or $0.35 per share), respectively. On April 17, 2014 the Company declared a quarterly cash dividend of $0.20 per share payable on June 27, 2014, which is projected to total approximately $2,740,000.

3.	TRADE RECEIVABLES

Trade receivables are recorded based on revenue recognized for sales of the Company’s merchandise and for other revenue earned by the Company through its marketing partnership programs and international franchise agreements, and are non-interest bearing. The Company evaluates the collectability of trade receivables based on a combination of factors, including aging of trade receivables, write-off experience, analysis of historical trends and expectations of future performance. An allowance for doubtful accounts is recorded for the amount of trade receivables that are considered unlikely to be collected. When the Company’s collection efforts are unsuccessful, uncollectible trade receivables are charged against the allowance for doubtful accounts. As of March 31, 2014 and September 30, 2013, the Company’s trade receivables were net of allowance for doubtful accounts of $131,000 and $147,000, respectively.

4.	INVENTORIES

Inventories were comprised of the following (in thousands):

	March 31, 2014	September 30, 2013

Finished goods	$84,270	$79,087
Work-in-progress	1,592	2,709
Raw materials	4,714	4,750
	$90,576	$86,546

5.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities were comprised of the following (in thousands):

	March 31, 2014	September 30, 2013

Employee compensation and benefits	$7,309	$9,243
Insurance, primarily self-insurance reserves	5,851	5,899
Gift certificates and store credits	4,062	4,182
Deferred rent	3,476	3,400
Sales and use taxes	3,153	2,876
Product return reserve	2,867	2,702
Accounting and legal	1,651	1,106
Income taxes payable	896	166
Other	12,363	9,843
	$41,628	$39,417

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

6.	LINE OF CREDIT AND LONG-TERM DEBT

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

The Credit Facility contains various affirmative and negative covenants and representations and warranties. Under the Credit Facility, the Company is required to maintain minimum Excess Availability (as defined in the related Credit Facility agreement) equal to 10% of the Borrowing Base (as defined in the related Credit Facility agreement). The Credit Facility is secured by a security interest in the Company’s trade receivables, inventory, real estate interests, letter of credit rights, cash, intangibles and certain other assets. The interest rate on outstanding borrowings is equal to, at the Company’s election, either (1) the lender’s base rate plus the applicable margin, or (2) a LIBOR rate plus the applicable margin. The applicable margin for base rate borrowings is 0.50% for Tranche A borrowings and 2.00% for Tranche A-1 borrowings. The applicable margin for LIBOR rate borrowings is 1.50% for Tranche A borrowings and 3.00% for Tranche A-1 borrowings. Tranche A-1 borrowings are deemed to be the first loans made and the last loans repaid. The Company also pays an unused line fee under the Credit Facility of 0.25% per annum. In connection with the execution of the Credit Facility, the Company incurred deferred financing costs of $988,000, of which $906,000 was paid in the first six months of fiscal 2013.

As of March 31, 2014, the Company had no outstanding borrowings under the Credit Facility and $7,211,000 in letters of credit, with $53,789,000 of availability under the Credit Facility. As of March 31, 2013, the Company had no outstanding borrowings under the Credit Facility and $5,060,000 in letters of credit, with $55,940,000 of availability under the Credit Facility. As of March 31, 2013, a letter of credit for $1,874,000 related to the Company’s outstanding obligation under an Industrial Revenue Bond (“IRB”), which was issued under the Prior Credit Facility, was outstanding. As of March 31, 2013, the Company had $2,082,000 on deposit with the agent bank for the Prior Credit Facility as cash collateral for the letter of credit. On April 3, 2013, the IRB trustee drew down $1,830,000 plus accrued interest under the letter of credit in connection with the Company’s redemption of the remaining bonds (see below). Funds for the draw were provided from the cash collateral on deposit with the agent bank for the Prior Credit Facility. The remaining $251,000 of cash collateral was returned to the Company after the original letter of credit was cancelled. As of March 31, 2014, Tranche A borrowings under the Credit Facility would have resulted in interest at a rate between 1.65% and 3.75% per annum, and Tranche A-1 borrowings under the Credit Facility would have resulted in interest at a rate between 3.15% and 5.25% per annum. During the first six months of fiscal 2013 the Company’s average level of direct borrowings (all of which was under the Credit Facility) was $412,000, and the Company’s maximum borrowings at any time were $6,200,000. During the first six months of fiscal 2014 the Company did not have any direct borrowings under the Credit Facility.

Prior to November 1, 2012, the Company had a Term Loan and Security Agreement (the “Term Loan Agreement”) for a senior secured Term Loan B due March 13, 2013 (the “Term Loan”), the $90,000,000 proceeds of which were received on April 18, 2007. On November 1, 2012, the Company prepaid the remaining Term Loan balance of $13,427,000 in connection with the execution of its new Credit Facility.

The Company had $1,830,000 outstanding under an IRB at March 31, 2013. On February 11, 2013, the Company notified the IRB trustee of its intention to redeem all remaining outstanding bonds effective April 3, 2013. As provided under the indenture of trust for the bonds, on April 3, 2013 the IRB trustee drew down $1,830,000 plus accrued interest under the letter of credit issued as security for the bonds, at which time the Company had no further obligations, and the bonds had no further rights, under the indenture.

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

At March 31, 2014 and September 30, 2013, the Company had cash equivalents of $13,430,000 and $20,425,000, respectively. The Company’s cash equivalents consist of investments in money market funds for which the carrying value approximates fair value (based on Level 1 inputs) due to the short-term nature of those instruments. The carrying values of trade receivables and accounts payable approximate fair value due to the short-term nature of those instruments.

8.	INCOME TAXES

As of March 31, 2014, the Company had $3,980,000 of unrecognized tax benefits related to uncertain income tax positions, including accrued interest and penalties of $1,913,000. The Company records interest and penalties related to unrecognized tax benefits in its income tax provision. If recognized, the portion of the liabilities for unrecognized tax benefits that would impact the Company’s effective tax rate was $2,785,000, net of federal benefit.

During the 12 months subsequent to March 31, 2014, it is reasonably possible that the gross unrecognized tax benefits could potentially increase by $364,000 (of which $250,000 would affect the effective tax rate, net of federal benefit) for uncertain tax positions, including the continued effect of interest on unrecognized tax benefits and limitations on certain potential tax credits, partially offset by the effect of expiring statutes of limitations and settlements.

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

The Compensation Committee of the Company’s Board of Directors established performance goals for the award of performance-based RSUs for four executive officers, under the Amended and Restated Destination Maternity Corporation 2005 Equity Incentive Plan, in each of December 2013 (the “Fiscal 2014 Awards”), November 2012 (the “Fiscal 2013 Awards”) and December 2011 (the “Fiscal 2012 Awards”). The RSUs earned, if any, under the awards will be based on the Company’s cumulative operating income, as defined in the applicable award agreement (“RSU operating income”) for a specified three-year period (“Performance Period”). The grant of any RSUs under these awards will generally be further contingent on the continued employment of the executive officers with the Company through the dates on which the shares in respect of these RSUs, if any, are issued following the end of the applicable Performance Periods, as well as the achievement of certain minimum levels of RSU operating income in the final fiscal year of each applicable Performance Period. Any dividends declared on the shares of the Company’s common stock underlying the RSUs will be credited as additional RSUs based on the fair market value of the Company’s common stock on the dividend record date. The additional RSUs, if any, will be earned on the same terms as the original RSUs.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

9.	EQUITY AWARD PLANS (Continued)

The following table sets forth the aggregate minimum and maximum RSUs, excluding RSUs from dividends declared, that may be earned by the executive officers for each fiscal year award cycle.  The minimum RSUs will be earned if the Company’s RSU operating income during the Performance Period equals the specified threshold RSU operating income.  Additional RSUs are earned ratably for RSU operating income that exceeds the specified threshold, up to the maximum amount for RSU operating income that equals or exceeds the specified maximum RSU operating income.

Awards	Performance Period	Threshold RSU Operating Income	Minimum RSUs	Maximum RSU Operating Income	Maximum RSUs

Fiscal 2014 Awards	Fiscal 2014 to 2016	$124,110,000	15,113	$149,728,000	45,337
Fiscal 2013 Awards	Fiscal 2013 to 2015	$109,582,000	18,541	$132,201,000	55,621
Fiscal 2012 Awards	Fiscal 2012 to 2014	$120,000,000	19,531	$132,000,000	58,590

During the first six months of fiscal 2014, options to purchase 152,899 shares of common stock with an aggregate exercise price of $1,690,000 were exercised by the option holders and net-share settled by the Company, such that the Company withheld 53,720 shares of the Company’s common stock, which had a fair market value equal to the aggregate exercise price of the stock options. During the first six months of fiscal 2013 options to purchase 85,949 shares of common stock with an aggregate exercise price of $618,000 were exercised by the option holders and net-share settled by the Company, such that the Company withheld 30,996 shares of the Company’s common stock, which had a fair market value equal to the aggregate exercise price of the stock options.

During the first six months of fiscal 2014 and 2013 certain stock option exercises and vesting restricted stock awards were net-share settled by the Company such that the Company withheld shares of the Company’s common stock, which had a fair market value equivalent to the minimum statutory obligation for the applicable income and employment taxes for the awards, and the Company remitted the cash value to the appropriate taxing authorities. The total shares withheld, which were 57,036 and 30,310 shares, respectively, during the first six months of fiscal 2014 and 2013, are reflected as repurchase of common stock in the accompanying financial statements, and were based on the value of the Company’s common stock on the exercise or vesting date. The remaining shares, net of those withheld, were delivered to the award holders. Total payments for tax obligations to the tax authorities were $1,795,000 and $615,000 for the first six months of fiscal 2014 and 2013, respectively.

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

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

10.	RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

reporting net income or other comprehensive income in financial statements. ASU No. 2013-02 is effective for financial statements issued for annual reporting periods beginning after December 15, 2012 and interim periods within those years. The adoption of the new requirements of ASU No. 2013-02 did not have any impact on the Company’s consolidated financial position or results of operations.

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU No. 2014-08 changes the requirements for reporting discontinued operations and improves the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. ASU No. 2014-08 also requires expanded disclosures for discontinued operations to provide users of financial statements with more information about the assets, liabilities, revenues, and expenses of discontinued operations. ASU No. 2014-08 is effective for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within annual periods beginning on or after December 15, 2015. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. Adoption of the new requirements of ASU No. 2014-08 is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

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

Geographic Information. Geographic revenue information is allocated based on the country in which the products or services are sold, and in the case of international franchise revenues, on the location of the customer. Information concerning the Company’s operations by geographic area was as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013

Net Sales to Unaffiliated Customers
United States	$119,588	$127,772	$248,196	$256,590
Foreign	6,465	7,087	12,695	13,533

	March 31, 2014	September 30, 2013

Long-Lived Assets
United States	$57,794	$53,992
Foreign	1,524	1,799

Major Customers. For the periods presented, the Company did not have any one customer who represented more than 10% of its net sales.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

13.	INTEREST EXPENSE, NET

Interest expense, net was comprised of the following (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013

Interest expense	$103	$132	$213	$337
Interest income	(4)	(5)	(9)	(10)
Interest expense, net	$99	$127	$204	$327

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our fiscal year ends on September 30. All references in this discussion to our fiscal years refer to the fiscal year, or periods within the fiscal year, ended on September 30 in the year mentioned. For example, our “fiscal 2014” will end on September 30, 2014.

Overview

We are the leading designer and retailer of maternity apparel in the United States with 1,906 retail locations, including 578 stores in the United States, Puerto Rico and Canada, and 1,328 leased departments located within department stores and baby specialty stores throughout the United States and Puerto Rico. In addition to the 1,906 retail locations we operate, through an exclusive licensed arrangement we are the exclusive provider of maternity apparel to Kohl’s®, which operates approximately 1,158 stores throughout the United States and offers maternity apparel in a significant number of its stores. We also sell merchandise on the Internet, primarily through DestinationMaternity.com and our various brand-specific websites. We have store franchise and product supply relationships in the Middle East, South Korea and Mexico. In November 2013 we announced our expansion into Mexico through a franchise agreement with the largest department store company in Mexico. Destination Maternity brands will initially be sold through shop-in-shops in our franchisee’s department stores throughout Mexico, beginning in April 2014, with plans to open freestanding Destination Maternity stores in Mexico later in 2014 and beyond. Also in November 2013 we announced that we were unable to reach mutual agreement on acceptable renewal terms with our franchisee for India. Thus, this India franchise relationship, which began in April 2009, ended in March 2014, at which time the 117 franchised locations operated by our former India franchisee (consisting of one stand-alone store and 116 shop-in-shop locations) were closed. We do not expect that the discontinuation of our India franchise relationship will have a significant impact on our financial results. As of March 31, 2014, we have 32 international franchised locations, including 19 stand-alone stores operated under one of our retail nameplates and 13 shop-in-shop locations.

In assessing the performance of our business, we consider a variety of operational and financial measures. The key measures for determining how our business is performing are net income determined in accordance with GAAP (“net income”) and the corresponding net income (or earnings) per share (diluted), net income before certain charges or credits, when applicable, such as other charges related to our previously announced relocations of our corporate headquarters and distribution operations, loss on extinguishment of debt and certain infrequent income tax adjustments (“Adjusted net income”) and the corresponding earnings per share (diluted), Adjusted EBITDA (defined below), Adjusted EBITDA before other charges, net sales, comparable sales, and adjusted comparable sales. Adjusted EBITDA represents operating income before deduction for the following non-cash charges: (1) depreciation and amortization expense, (2) loss on impairment of tangible and intangible assets, (3) loss on disposal of assets, and (4) stock-based compensation expense.

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

We report sales on a calendar quarter basis, rather than on a “4-5-4 retail fiscal calendar” where each fiscal week and fiscal quarter starts on a Sunday and ends on a Saturday. Thus, for each calendar period, there is a “days adjustment calendar shift” which may help or hurt reported calendar quarter and fiscal year to date sales and comparable sales due to different days of the week typically contributing more sales than other days of the week. In order to quantify and eliminate the effect on reported comparable sales results of the “days adjustment calendar shift”, we also present comparable sales on a calendar-adjusted basis. For example, for the second quarter of fiscal 2014, calendar-adjusted comparable sales were measured for the period Wednesday, January 1, 2014 through Monday, March 31, 2014 compared to the period Wednesday, January 2, 2013 through Monday, April 1, 2013 and for the first six months of fiscal 2014, calendar-adjusted comparable sales were measured for the period Tuesday, October 1, 2013 through Monday, March 31, 2014 compared to the period Tuesday, October 2, 2012 through Monday, April 1, 2013.

Following is a summary of our results for the second quarter and first six months of fiscal 2014 with regard to each of the key measures noted above:

Second Quarter Fiscal 2014 Financial Results

—

Net income for the second quarter of fiscal 2014 was $3.2 million, or $0.24 per share (diluted), a decrease compared to net income of $5.9 million, or $0.44 per share (diluted), for the second quarter of fiscal 2013.

—

Adjusted net income for the second quarter of fiscal 2014 was $3.5 million, or $0.26 per share (diluted), a decrease compared to the comparably adjusted net income for the second quarter of fiscal 2013 of $5.9 million, or $0.44 per share (diluted).

—	Adjusted EBITDA was $10.5 million for the second quarter of fiscal 2014, a decrease compared to $13.7 million of Adjusted EBITDA for the second quarter of fiscal 2013.
—

Adjusted EBITDA before other charges was $10.6 million for the second quarter of fiscal 2014, a decrease compared to $13.7 million of Adjusted EBITDA before other charges for the second quarter of fiscal 2013.

—	Net sales for the second quarter of fiscal 2014 decreased 6.5% to $126.1 million from $134.9 million for the second quarter of fiscal 2013.
—

Comparable sales for the second quarter of fiscal 2014 decreased 5.1% compared to a comparable sales increase of 1.6% for the second quarter of fiscal 2013. Adjusting for calendar timing shifts, our calendar-adjusted comparable sales decreased 5.6% for the second quarter of fiscal 2014 and increased 2.4% for the second quarter of fiscal 2013.

First Six Months of Fiscal 2014 Financial Results

—

Net income for the first six months of fiscal 2014 was $7.5 million, or $0.55 per share (diluted), a decrease compared to net income of $9.7 million, or $0.73 per share (diluted), for the first six months of fiscal 2013.

—

Adjusted net income for the first six months of fiscal 2014 was $8.0 million, or $0.59 per share (diluted), a decrease compared to the comparably adjusted net income for the first six months of fiscal 2013 of $9.7 million, or $0.73 per share (diluted).

—	Adjusted EBITDA was $21.8 million for the first six months of fiscal 2014, a decrease compared to $24.5 million of Adjusted EBITDA for the first six months of fiscal 2013.
—

Adjusted EBITDA before other charges was $22.1 million for the first six months of fiscal 2014, a decrease compared to $24.5 million of Adjusted EBITDA before other charges for the first six months of fiscal 2013.

—	Net sales for the first six months of fiscal 2014 decreased 3.4% to $260.9 million from $270.1 million for the first six months of fiscal 2013.
—

Comparable sales for the first six months of fiscal 2014 decreased 2.1% compared to a comparable sales increase of 1.9% for the first six months of fiscal 2013. Adjusting for calendar timing shifts, our calendar-adjusted comparable sales decreased 2.2% for the first six months of fiscal 2014 and increased 3.1% for the first six months of fiscal 2013.

Results of Operations

The following tables set forth certain operating data as a percentage of net sales and as a percentage change for the three and six months ended March 31:

	% of Net Sales (1)				% Change Period to Period Favorable (Unfavorable)
	Three Months Ended March 31,		Six Months Ended March 31,		Three Months Ended March 31,	Six Months Ended March 31,
	2014	2013	2014	2013	2014 vs. 2013	2014 vs. 2013

Net sales	100.0%	100.0%	100.0%	100.0%	(6.5)%	(3.4)%
Cost of goods sold (2)	45.6	45.9	46.5	46.6	7.0	3.8
Gross profit	54.4	54.1	53.5	53.4	(6.1)	(3.1)
Selling, general and administrative expenses (3)	49.5	46.7	48.4	47.1	1.0	0.8
Store closing, asset impairment and asset disposal expenses	0.2	0.2	0.2	0.3	(14.7)	39.8
Other charges	0.3	—	0.3	—	N.M.	N.M.
Operating income	4.3	7.2	4.7	6.0	(44.4)	(24.8)
Interest expense, net	0.1	0.1	0.1	0.1	22.0	37.6
Loss on extinguishment of debt	—	—	—	0.0	—	100.0
Income before income taxes	4.2	7.1	4.6	5.9	(44.7)	(24.5)
Income tax provision	1.6	2.7	1.7	2.3	44.7	27.3
Net income	2.6%	4.4%	2.9%	3.6%	(44.8)%	(22.8)%

N.M.—Not meaningful

(1)	Components may not add to total due to rounding.
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

The following tables set forth certain information concerning the number of our retail locations, and international franchised locations for the periods indicated.  Retail locations include stores and maternity apparel leased departments and exclude locations where Kohl’s sells our products under an exclusive product and license agreement, and international franchised locations.

	Three Months Ended March 31,
	2014			2013
Retail Locations (1)	Stores	Leased Departments	Total Retail Locations	Stores	Leased Departments	Total Retail Locations

Beginning of period	595	1,328	1,923	621	1,266	1,887
Opened	6	13	19	8	5	13
Closed	(23)	(13)	(36)	(16)	(9)	(25)
End of period	578	1,328	1,906	613	1,262	1,875

	Six Months Ended March 31,
	2014			2013
Retail Locations (1)	Stores	Leased Departments	Total Retail Locations	Stores	Leased Departments	Total Retail Locations

Beginning of period	596	1,311	1,907	625	1,383	2,008
Opened	11	32	43	10	18	28
Closed	(29)	(15)	(44)	(22)	(139)	(161)
End of period	578	1,328	1,906	613	1,262	1,875

(1)	Excludes (i) locations where Kohl’s sells our products under an exclusive product and license agreement, and (ii) international franchised locations.

	Three Months Ended March 31,
	2014			2013
International Franchised Locations	Stores	Shop-in- Shop Locations	Total International Franchised Locations	Stores	Shop-in- Shop Locations	Total International Franchised Locations

Beginning of period	20	128	148	16	121	137
Opened	—	1	1	—	3	3
Closed (1)	(1)	(116)	(117)	—	—	—
End of period	19	13	32	16	124	140

	Six Months Ended March 31,
	2014			2013
International Franchised Locations	Stores	Shop-in- Shop Locations	Total International Franchised Locations	Stores	Shop-in- Shop Locations	Total International Franchised Locations

Beginning of period	20	123	143	16	103	119
Opened	—	8	8	1	22	23
Closed (1)	(1)	(118)	(119)	(1)	(1)	(2)
End of period	19	13	32	16	124	140

(1)	During March 2014, one store and 116 shop-in-shop locations operated by our former India franchisee were closed.

Three Months Ended March 31, 2014 and 2013

Net Sales.    Our net sales for the second quarter of fiscal 2014 decreased by 6.5%, or $8.8 million, to $126.1 million from $134.9 million for the second quarter of fiscal 2013. Comparable sales for the second quarter of fiscal 2014 decreased 5.1% compared to a comparable sales increase of 1.6% for the second quarter of fiscal 2013. Our second quarter fiscal 2014 reported comparable sales decrease of 5.1% was favorably impacted by 0.5 percentage points, and our second quarter fiscal 2013 reported comparable sales increase of 1.6% was unfavorably impacted by 0.8 percentage points, due to calendar timing shifts as described above. Adjusting for these calendar shifts, our calendar-adjusted comparable sales decreased 5.6% for the second quarter of fiscal 2014 and increased 2.4% for the second quarter of fiscal 2013. The decrease in total reported sales for the second quarter of fiscal 2014 compared to the second quarter of fiscal 2013 resulted primarily from (1) the decrease in comparable sales and (2) decreased sales related to the Company’s continued efforts to close underperforming stores (see our discussion in Item 1 of our Annual Report on Form 10-K for the year ended September 30, 2013, regarding our store “prunings”). We believe the primary driver of the comparable sales decrease was lower unit sales as a result of the adverse weather conditions across much of the United States during the quarter, which included significantly colder than normal temperatures and much more inclement weather than normal, with numerous periods of snow and icy conditions which suppressed store traffic in many regions of the United States.  These extreme weather conditions adversely impacted sales, particularly sales of Spring merchandise, which represent a significantly larger percentage of our total sales for the second fiscal quarter than do sales of Fall merchandise.

As of March 31, 2014, we operated a total of 578 stores and 1,906 total retail locations, compared to 613 stores and 1,875 total retail locations as of March 31, 2013. In addition, our Oh Baby by Motherhood® collection is available at Kohl’s stores throughout the United States. During the second quarter of fiscal 2014 we opened six stores and we closed 23 stores, including six closings of

Destination Maternity nameplate stores. The growth in the number of leased department locations at March 31, 2014 compared to March 31, 2013 resulted predominantly from the increase in the number of leased departments operated in buybuy BABY® stores.

Gross Profit.    Our gross profit for the second quarter of fiscal 2014 decreased by 6.1%, or $4.5 million, to $68.5 million from $73.0 million for the second quarter of fiscal 2013, and our gross profit as a percentage of net sales (gross margin) for the second quarter of fiscal 2014 was 54.4% compared to 54.1% for the second quarter of fiscal 2013. The decrease in gross profit for the second quarter of fiscal 2014 compared to the second quarter of fiscal 2013 was due to our lower sales.

Selling, General and Administrative Expenses.    Our selling, general and administrative expenses for the second quarter of fiscal 2014 decreased by 1.0%, or $0.6 million, to $62.4 million from $63.0 million for the second quarter of fiscal 2013. As a percentage of net sales, selling, general and administrative expenses increased to 49.5% for the second quarter of fiscal 2014 compared to 46.7% for the second quarter of fiscal 2013. This slight decrease in dollar expense for the quarter resulted primarily from lower expenses (primarily store payroll and occupancy costs) driven by our continued closure of underperforming stores. The increase in expense percentage for the three month period reflects the unfavorable leverage from our decreased sales due to the relatively fixed nature of most of our expenses.

Store Closing, Asset Impairment and Asset Disposal Expenses.     Our store closing, asset impairment and asset disposal expenses for the second quarter of fiscal 2014 increased by $40,000, to $312,000 from $272,000 million for the second quarter of fiscal 2013, reflecting a slight increase in impairment charges for write-downs of long-lived assets.

Other Charges.    In the second quarter of fiscal 2014, we incurred other charges of $0.4 million, primarily for accelerated depreciation related to our previously announced plans to relocate our corporate headquarters and distribution operations from Philadelphia, Pennsylvania to southern New Jersey. We did not incur other charges in the second quarter of fiscal 2013.

Operating Income.     We had operating income of $5.4 million for the second quarter of fiscal 2014, a decrease of 44.4% compared to $9.7 million for the second quarter of fiscal 2013. Operating income as a percentage of net sales for the second quarter of fiscal 2014 decreased to 4.3% from 7.2% for the second quarter of fiscal 2013. The decrease in operating income and operating income percentage was primarily due to our lower sales and gross profit.

Interest Expense, Net.    Our net interest expense for the second quarter of fiscal 2014 decreased to $99,000 from $127,000 for the second quarter of fiscal 2013. This slight decrease was primarily due to repayment of our IRB during the third quarter of fiscal 2013.

Income Tax Provision.    For the second quarter of fiscal 2014 and 2013 our effective tax rate was 38.5%. Our effective tax rates for the second quarter of fiscal 2014 and 2013 were higher than the statutory federal tax rate of 35% primarily due to the effect of state income taxes, net of federal benefit, and to a lesser extent, additional income tax expense (including interest and penalties) recognized as required by the accounting standard for uncertain income tax positions. We expect our effective tax rate for the full year fiscal 2014 to be approximately 38.0%.

Net Income.    Net income for the second quarter of fiscal 2014 was $3.2 million, or $0.24 per share (diluted), compared to net income of $5.9 million, or $0.44 per share (diluted), for the second quarter of fiscal 2013. Net income for the second quarter of fiscal 2014 includes (net of tax) other charges of $0.3 million, which is primarily accelerated depreciation related to our relocation plans as described above. Before these charges, our second quarter fiscal 2014 net income was $3.5 million, or $0.26 per share (diluted), compared to $5.9 million, or $0.44 per share (diluted), for the second quarter of fiscal 2013.

Our average diluted shares outstanding of 13,565,000 for the second quarter of fiscal 2014 were 1.2% higher than the 13,402,000 average diluted shares outstanding for the second quarter of fiscal 2013, primarily as a result of the exercise of stock options and vesting of restricted stock.

Following is a reconciliation of net income and net income per share (diluted) (“Diluted EPS”) to adjusted net income and adjusted Diluted EPS for the three months ended March 31, 2014 and 2013 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2014			2013
	Net Income	Diluted Shares	Diluted EPS	Net Income	Diluted Shares	Diluted EPS

As reported	$3,247	13,565	$0.24	$5,877	13,402	$0.44
Other charges, net of tax (1)	255	—		—	—
As adjusted	$3,502	13,565	$0.26	$5,877	13,402	$0.44

(1)

For the three months ended March 31, 2014, other charges is net of income tax benefit of $155, which represents the difference in income tax provision calculated with and without the specified pretax expense.

Following is a reconciliation of net income to Adjusted EBITDA and Adjusted EBITDA before other charges for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,
	2014	2013

Net income	$3,247	$5,877
Add: income tax provision	2,033	3,678
Add: interest expense, net	99	127
Operating income	5,379	9,682
Add: depreciation and amortization expense	3,794	3,081
Add: loss on impairment of long-lived assets	315	195
Add: gain on disposal of assets	(82)	(14)
Add: stock-based compensation expense	1,065	803
Adjusted EBITDA	10,471	13,747
Add: other charges (1)	130	—
Adjusted EBITDA before other charges	$10,601	$13,747

(1)	Excludes accelerated depreciation expense of $280 included in depreciation and amortization expense above.

Six Months Ended March 31, 2014 and 2013

Net Sales.    Our net sales for the first six months of fiscal 2014 decreased by 3.4%, or $9.2 million, to $260.9 million from $270.1 million for the first six months of fiscal 2013. Comparable sales for the first six months of fiscal 2014 decreased 2.1% compared to a comparable sales increase of 1.9% for the first six months of fiscal 2013. Our first six months fiscal 2014 reported comparable sales decrease of 2.1% was favorably impacted by 0.1 percentage points, and our first six months fiscal 2013 reported comparable sales increase of 1.9% was unfavorably impacted by 1.2 percentage points, due to calendar timing shifts as described above. Adjusting for these calendar shifts our calendar-adjusted comparable sales decreased 2.2% for the first six months of fiscal 2014 and increased 3.1% for the first six months of fiscal 2013. The decrease in total reported sales for the first six months of fiscal 2014 compared to the first six months of fiscal 2013 resulted primarily from (1) the decrease in comparable sales and (2) decreased sales from our continued efforts to close underperforming stores. We believe the primary driver of the comparable sales decrease was the adverse weather conditions across much of the United States during the second quarter of fiscal 2014, as previously discussed above.

During the first six months of fiscal 2014 we opened eleven stores, including two multi-brand Destination Maternity nameplate stores, and we closed 29 stores, including six closings of Destination Maternity nameplate stores and three store closings related to Destination Maternity nameplate store openings.

Gross Profit.    Our gross profit for the first six months of fiscal 2014 decreased by 3.1%, or approximately $4.4 million, to $139.7 million from $144.1 million for the first six months of fiscal 2013, and our gross margin for the first six months of fiscal 2014 was 53.5% compared to 53.4% for the first six months of fiscal 2013. The decrease in gross profit for the first six months of fiscal 2014 compared to the first six months of fiscal 2013 was due to our lower sales.

Selling, General and Administrative Expenses.    Our selling, general and administrative expenses for the first six months of fiscal 2014 decreased by 0.8%, or $1.0 million, to $126.3 million from $127.3 million for the first six months of fiscal 2013. As a percentage of net sales, selling, general and administrative expenses was 48.4% for the first six months of fiscal 2014 compared to

47.1% for the first six months of fiscal 2013. This slight decrease in dollar expense for the six month period resulted primarily from lower expenses (primarily store payroll and occupancy costs) driven by our continued closure of underperforming stores. The increase in expense percentage for the six month period reflects the unfavorable leverage from our decreased sales due to the relatively fixed nature of most of our expenses.

Store Closing, Asset Impairment and Asset Disposal Expenses.     Our store closing, asset impairment and asset disposal expenses for the first six months of fiscal 2014 decreased by $0.3 million, to $0.4 million from $0.7 million for the first six months of fiscal 2013, reflecting primarily lower impairment charges for write-downs of long-lived assets.

Other Charges.    In the first six months of fiscal 2014, we incurred other charges of $0.8 million, primarily for accelerated depreciation related to our previously announced plans to relocate our corporate headquarters and distribution operations from Philadelphia, Pennsylvania to southern New Jersey. We did not incur other charges in the first six months of fiscal 2013.

Operating Income.     We had operating income of $12.1 million for the first six months of fiscal 2014, a decrease of 24.8% compared to $16.1 million for the first six months of fiscal 2013. Operating income as a percentage of net sales for the first six months of fiscal 2014 decreased to 4.7% from 6.0% for the first six months of fiscal 2013. The decrease in operating income and operating income percentage was primarily due to our lower sales and gross profit.

Interest Expense, Net.    Our net interest expense for the first six months of fiscal 2014 decreased to $0.2 million from $0.3 million for the first six months of fiscal 2013. This slight decrease was due to repayment of the remaining $13.4 million of our Term Loan during the first quarter of fiscal 2013 and repayment of our IRB during the third quarter of fiscal 2013.

Income Tax Provision.    For the first six months of fiscal 2014 our effective tax rate was 37.1% compared to 38.5% for the first six months of fiscal 2013. Our effective tax rates for the first six months of fiscal 2014 and 2013 were higher than the statutory federal tax rate of 35% primarily due to the effect of state income taxes, net of federal benefit, and to a lesser extent, additional income tax expense (including interest and penalties) recognized as required by the accounting standard for uncertain income tax positions. We expect our effective tax rate for the full year fiscal 2014 to be approximately 38.0%.

Net Income.    Net income for the first six months of fiscal 2014 was $7.5 million, or $0.55 per share (diluted), compared to net income of $9.7 million, or $0.73 per share (diluted), for the first six months of fiscal 2013. Net income for the first six months of fiscal 2014 includes (net of tax) other charges of $0.5 million, which is primarily accelerated depreciation related to our relocation plans as described above. Net income for the first six months of fiscal 2013 includes (net of tax) loss on extinguishment of debt of $6,000. Before these charges, our first six months fiscal 2014 net income was $8.0 million, or $0.59 per share (diluted), compared to $9.7 million, or $0.73 per share (diluted), for the first six months of fiscal 2013.

Our average diluted shares outstanding of 13,564,000 for the first six months of fiscal 2014 were 1.4% higher than the 13,373,000 average diluted shares outstanding for the first six months of fiscal 2013, primarily as a result of the exercise of stock options and vesting of restricted stock.

Following is a reconciliation of net income and net income per share (diluted) (“Diluted EPS”) to adjusted net income and adjusted Diluted EPS for the six months ended March 31, 2014 and 2013 (in thousands, except per share amounts):

	Six Months Ended March 31,
	2014			2013
	Net Income	Diluted Shares	Diluted EPS	Net Income	Diluted Shares	Diluted EPS

As reported	$7,506	13,564	$0.55	$9,719	13,373	$0.73
Other charges, net of tax (1)	494	—		—	—
Loss on extinguishment of debt, net of tax (2)	—	—		6	—
As adjusted	$8,000	13,564	$0.59	$9,725	13,373	$0.73

(1)

For the six months ended March 31, 2014, other charges is net of income tax benefit of $299, which represents the difference in income tax provision calculated with and without the specified pretax expense.

(2)

For the six months ended March 31, 2013, loss on extinguishment of debt is net of income tax benefit of $3, which represents the difference in income tax provision calculated with and without the specified pretax expense.

Following is a reconciliation of net income to Adjusted EBITDA and Adjusted EBITDA before other charges for the six months ended March 31, 2014 and 2013 (in thousands):

	Six Months Ended March 31,
	2014	2013

Net income	$7,506	$9,719
Add: income tax provision	4,422	6,084
Add: interest expense, net	204	327
Add: loss on extinguishment of debt	—	9
Operating income	12,132	16,139
Add: depreciation and amortization expense	7,552	6,170
Add: loss on impairment of long-lived assets	355	688
Add: gain on disposal of assets	(39)	(4)
Add: stock-based compensation expense	1,849	1,496
Adjusted EBITDA	21,849	24,489
Add: other charges (1)	233	—
Adjusted EBITDA before other charges	$22,082	$24,489

(1)	Excludes accelerated depreciation expense of $560 included in depreciation and amortization expense above.

Regulation G Disclosures

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains non-GAAP financial measures within the meaning of the SEC’s Regulation G, including: (1) Adjusted net income, (2) Adjusted net income per share (diluted), (3) Adjusted EBITDA (operating income before deduction for the following non-cash charges: (i) depreciation and amortization expense, (ii) loss on impairment of tangible and intangible assets, (iii) loss (gain) on disposal of assets, and (iv) stock-based compensation expense), and (4) Adjusted EBITDA before other charges.

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

Cash and cash equivalents decreased by $8.3 million during the first six months of fiscal 2014 compared to a decrease of $8.6 million for the first six months of fiscal 2013.

Cash provided by operations of $8.5 million for the first six months of fiscal 2014 decreased by $9.5 million from the $18.0 million in cash provided by operations for the first six months of fiscal 2013. This decrease in cash provided by operations as compared to the prior year was primarily the result of certain net working capital changes that used cash in the first six months of fiscal 2014 compared to cash provided in the first six months of fiscal 2013, and to a lesser extent, lower net income in the first six months of fiscal 2014 compared to the first six months of fiscal 2013. These net working capital changes were primarily: (1) a $4.0 million increase in inventories in the first six months of fiscal 2014, reflecting weaker than planned sales, compared to the $3.0 million decrease in inventories in the first six months of fiscal 2013, and (2) a decrease in accounts payable, accrued expenses and other liabilities in the first six months of fiscal 2014, compared to an increase in the first six months of fiscal 2013, partially offset by (3) a decrease in trade receivables in the first six months of fiscal 2014 compared to an increase in the first six months of fiscal 2013, which primarily reflects collection timing. Our working capital changes, quarterly net income and cash flow adjustments may fluctuate significantly and net cash provided by operating activities for any interim period is not necessarily indicative of the results that may be achieved for a full fiscal year.

During the first six months of fiscal 2014 we used cash provided by operations and a portion of our available cash to pay for capital expenditures and to pay our quarterly cash dividends. For the first six months of fiscal 2014, we spent $9.6 million on capital expenditures, including $8.2 million for leasehold improvements, fixtures and equipment for new store facilities, as well as improvements to existing stores, and $1.4 million for our information systems and distribution and corporate facilities. In the first six months of fiscal 2014, we paid $5.3 million for our quarterly cash dividends.

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

On November 1, 2012, we entered into a five-year $61.0 million senior secured revolving Credit Facility, which replaced our $55.0 million Prior Credit Facility. The Credit Facility consists of two tranches: (1) a senior secured revolving credit and letter of credit facility of up to $55.0 million (“Tranche A”) and (2) a senior secured first-in, last-out revolving credit facility of up to $6.0 million (“Tranche A-1”). The Credit Facility will mature on November 1, 2017. Upon our request and with the consent of the lender, permitted borrowings under Tranche A may be increased up to an additional $15.0 million, in increments of $2.5 million, up to a Tranche A maximum limit of $70.0 million. Proceeds from advances under the Credit Facility, with certain restrictions, may be used to repay our existing debt, and to provide financing for working capital, letters of credit, capital expenditures, dividends, share repurchases and other general corporate purposes. Under the Credit Facility, we are required to maintain minimum Excess Availability (as defined in the related Credit Facility agreement) equal to 10% of the Borrowing Base (as defined in the related Credit Facility agreement). The Credit Facility is secured by a security interest in our trade receivables, inventory, equipment, real estate interests, letter of credit rights, cash, intangibles and certain other assets.

As of March 31, 2014, we had no outstanding borrowings under the Credit Facility and $7.2 million in letters of credit, with $53.8 million of availability under our Credit Facility. As of March 31, 2013, we had no outstanding borrowings and $5.1 million in letters of credit, with $55.9 million of availability under our Credit Facility. As of March 31, 2013, a letter of credit for $1.9 million related to our outstanding obligation under the IRB (see below), which was issued under the Prior Credit Facility, was outstanding. As of March 31, 2013, we had $2.1 million on deposit with the agent bank for the Prior Credit Facility as cash collateral for the letter of credit. On April 3, 2013, the IRB trustee drew down $1.8 million plus accrued interest under the letter of credit in connection with our redemption of the remaining bonds (see below). Funds for the draw were provided from the cash collateral on deposit with the agent bank for the Prior Credit Facility. The remaining $0.3 million of cash collateral was returned to us after the original letter of credit was cancelled. As of March 31, 2014, Tranche A borrowings under the Credit Facility would have resulted in interest at a rate between 1.65% and 3.75% per annum, and Tranche A-1 borrowings under the Credit Facility would have resulted in interest at a rate between

3.15% and 5.25% per annum. During the first six months of fiscal 2013, our average level of direct borrowings (all of which was under the Credit Facility) was $0.4 million, and our maximum borrowings at any time were $6.2 million. During the first six months of fiscal 2014, we did not have any direct borrowings under the Credit Facility.

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

During the first six months of fiscal 2014 and 2013 we paid cash dividends of $5.3 million (or $0.3875 per share) and $4.7 million (or $0.35 per share), respectively. On April 17, 2014 we declared a quarterly cash dividend of $0.20 per share payable on June 27, 2014, which will total approximately $2.7 million. The $0.20 per share cash dividend, which was initially paid in March 2014, represents a 6.7% increase from our previous quarterly dividend rate of $0.1875 per share, and an annual dividend rate of $0.80 per share compared to our previous annual rate of $0.75 per share. We initiated our quarterly cash dividend in fiscal 2011 and paid our first quarterly dividend of $0.175 per share in March 2011 ($0.70 annual dividend rate). Our current annual dividend rate of $0.80 per share represents a 14.3% increase from our original annual dividend rate of $0.70 per share. Based on our current quarterly dividend rate of $0.20 per share, we project that we will pay $10.8 million of cash dividends during fiscal 2014 and $11.0 million on an annualized basis.

In September 2013 we announced our plans to relocate our corporate headquarters and distribution operations from Philadelphia, Pennsylvania to southern New Jersey. To help us offset the costs of these relocations, the Board of the New Jersey Economic Development Authority approved us for an incentive package of $40 million in transferrable state income tax credits over a 10-year period, from the State of New Jersey under the Grow New Jersey Assistance Program. The annual benefit amount available to us is expected to significantly exceed our annual income tax liability to New Jersey.  In order to maximize the realizable value of our incentive package, in December 2013 we entered into an agreement with a third party to sell some or all of our annual available tax credits. Based on this agreement, we project we will realize between $36 and $37 million from the incentive package, subject to our compliance with the requirements of our incentive package under the Grow New Jersey program.  We project capital expenditures associated with these relocations of approximately $25 to $27 million in fiscal 2014, with nearly $4 million of this amount expected to be offset by construction allowance contributions from our landlord, and approximately $10 million in fiscal 2015. We expect to close on the sale of our current headquarters/distribution facility by the end of fiscal 2014, and expect to realize a gain from the sale of this facility. We will also incur some, predominantly non-cash, charges to earnings in fiscal 2014 and 2015 related to the closure of our existing facilities and the preparation for occupancy of our new facilities. We project that our “other charges (income),” including both the projected gain on the sale of our current headquarters/distribution facility, and the charges associated with the facilities relocations, will be: (1) approximately $0.8 million of pretax income, or approximately $0.5 million income after tax ($0.04 per diluted share) for fiscal 2014, and (2) approximately $0.5 million of pretax expense, or approximately $0.3 million expense after tax ($0.02 per diluted share) for fiscal 2015. We project that, once we are operating in both our new headquarters and new distribution center facilities, which we expect to begin during the middle of fiscal 2015, our ongoing annualized after-tax earnings benefit from the relocations will be approximately $0.10 per diluted share, and our ongoing annualized after-tax cash benefit from the relocations will be approximately $4 million.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. These generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our consolidated financial statements and the reported amounts of net sales and expenses during the reporting period. Our critical accounting policies are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended September 30, 2013. As of March 31, 2014, there were no material changes in, or additions to, our critical accounting policies or in the assumptions or estimates we used to prepare the financial information appearing in this report.

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

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU No. 2014-08 changes the requirements for reporting discontinued operations and improves the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. ASU No. 2014-08 also requires expanded disclosures for discontinued operations to provide users of financial statements with more information about the assets, liabilities, revenues, and expenses of discontinued operations. ASU No. 2014-08 is effective for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within annual periods beginning on or after December 15, 2015. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. Adoption of the new requirements of ASU No. 2014-08 is not expected to have a material impact on our consolidated financial position or results of operations.

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

As of March 31, 2014, we had cash equivalents of $13.4 million. Our cash equivalents consist of investments in money market funds that bear interest at variable rates. A change in market interest rates earned on our investments impacts the interest income and cash flows, but does not materially impact the fair market value of the financial instruments. Due to the average maturity and conservative nature of our investment portfolio, we believe a sudden change in interest rates would not have a material effect on the value of our investment portfolio. The impact on our future interest income resulting from changes in investment yields will depend largely on the gross amount of our investment portfolio at that time. However, based upon the conservative nature of our investment portfolio and current experience, we do not believe a decrease in investment yields would have a material negative effect on our interest income.

As of March 31, 2014, our debt portfolio consisted of our $61.0 million Credit Facility, which is denominated in United States dollars. Our Credit Facility has variable interest rates that are tied to market indices. As of March 31, 2014, we had no direct borrowings and $7.2 million of letters of credit outstanding under our Credit Facility. As of March 31, 2014, Tranche A borrowings under the Credit Facility would have resulted in interest at a rate between 1.65% and 3.75% per annum, and Tranche A-1 borrowings under the Credit Facility would have resulted in interest at a rate between 3.15% and 5.25% per annum. Interest on any future borrowings under the Credit Facility would, to the extent of outstanding borrowings, be affected by changes in market interest rates. A change in market interest rates on the variable rate portion of our debt portfolio would impact the interest expense incurred and cash flows.

Other than as described above, we do not believe that the market risk exposure on other financial instruments is material.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to our management on a timely basis to allow decisions regarding required disclosure. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2014. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2014, these controls and procedures were effective.

Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the fiscal quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

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

The following table provides information about purchases by us during the quarter ended March 31, 2013 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2)

January 1 to January 31, 2014	812	$27.84	—	$10,000,000
February 1 to February 28, 2014	1,184	$28.27	—	$10,000,000
March 1 to March 31, 2014	2,910	$28.17	—	$10,000,000
Total	4,906	$28.14	—	$10,000,000

(1)	Represents shares repurchased directly from certain employees to satisfy income tax withholding obligations for such employees in connection with restricted stock awards that vested during the period.
(2)

In July 2008, our Board of Directors approved a program to repurchase up to $7.0 million of our outstanding common stock. Under the program, we may repurchase shares from time to time through solicited or unsolicited transactions in the open market or in negotiated or other transactions. In July 2012, our Board of Directors extended its authorization of the program from July 31, 2012 to July 31, 2014, and increased the amount of our outstanding stock authorized to be repurchased from $7.0 million to $10.0 million. No shares have been repurchased under this program as of March 31, 2014.

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

Destination Maternity Corporation

Date: May 7, 2014	By:	/s/ Edward M. Krell
Edward M. Krell
Chief Executive Officer

Date: May 7, 2014	By:	/s/ Judd P. Tirnauer
Judd P. Tirnauer
Executive Vice President & Chief Financial Officer

INDEX OF EXHIBITS FILED WITH

FORM 10-Q OF DESTINATION MATERNITY CORPORATION

FOR THE QUARTER ENDED MARCH 31, 2014

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