Form 10-Q
period 2014-06-30
Destination Maternity Corp
filed 2014-08-08
CIK 896985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

Common Stock, $.01 par value — 13,706,377 shares outstanding as of August 1, 2014

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	June 30, 2014	September 30, 2013

ASSETS
Current assets:
Cash and cash equivalents	$16,424	$24,555
Trade receivables, net	9,517	12,463
Inventories	80,361	86,546
Deferred income taxes	8,789	8,012
Prepaid expenses and other current assets	11,032	6,927
Total current assets	126,123	138,503
Property, plant and equipment, net of accumulated depreciation and amortization of $124,626 and $125,825	66,688	53,447
Other assets:
Deferred financing costs, net of accumulated amortization of $329 and $181	659	807
Other intangible assets, net of accumulated amortization of $1,287 and $1,166	3,821	2,344
Deferred income taxes	12,029	12,470
Other non-current assets	894	410
Total other assets	17,403	16,031
Total assets	$210,214	$207,981

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,747	$23,810
Accrued expenses and other current liabilities	40,714	39,417
Total current liabilities	56,461	63,227
Deferred rent and other non-current liabilities	23,760	22,121
Total liabilities	80,221	85,348
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, 1,656,381 shares authorized:
Series B junior participating preferred stock, $.01 par value; 300,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value; 20,000,000 shares authorized, 13,703,971 and 13,556,331 shares issued and outstanding, respectively	137	136
Additional paid-in capital	101,044	98,634
Retained earnings	28,872	23,930
Accumulated other comprehensive loss	(60)	(67)
Total stockholders’ equity	129,993	122,633
Total liabilities and stockholders’ equity	$210,214	$207,981

The accompanying notes are an integral part of these Consolidated Financial Statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013

Net sales	$134,020	$141,886	$394,911	$412,009
Cost of goods sold	64,421	64,598	185,639	190,573
Gross profit	69,599	77,288	209,272	221,436
Selling, general and administrative expenses	61,338	63,000	187,644	190,275
Store closing, asset impairment and asset disposal expenses	533	215	975	949
Other charges	1,414	—	2,207	—
Operating income	6,314	14,073	18,446	30,212
Interest expense, net	99	104	303	431
Loss on extinguishment of debt	—	—	—	9
Income before income taxes	6,215	13,969	18,143	29,772
Income tax provision	739	5,378	5,161	11,462
Net income	$5,476	$8,591	$12,982	$18,310
Net income per share— Basic	$0.41	$0.65	$0.97	$1.38
Average shares outstanding— Basic	13,479	13,302	13,436	13,255
Net income per share— Diluted	$0.40	$0.64	$0.96	$1.37
Average shares outstanding— Diluted	13,577	13,465	13,568	13,404

The accompanying notes are an integral part of these Consolidated Financial Statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013

Net income	$5,476	$8,591	$12,982	$18,310
Foreign currency translation adjustments	—	(17)	7	(24)
Comprehensive income	$5,476	$8,574	$12,989	$18,286

The accompanying notes are an integral part of these Consolidated Financial Statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common Stock				Accumulated
	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Other Comprehensive Loss	Total

Balance as of September 30, 2013	13,556	$136	$98,634	$23,930	$(67)	$122,633
Net income	—	—	—	12,982	—	12,982
Foreign currency translation adjustments	—	—	—	—	7	7
Cash dividends	—	—	—	(8,040)	—	(8,040)
Stock-based compensation	92	1	2,679	—	—	2,680
Exercise of stock options, net	114	1	214	—	—	215
Excess tax benefit from stock option exercises and restricted stock vesting	—	—	1,325	—	—	1,325
Repurchase and retirement of common stock	(58)	(1)	(1,808)	—	—	(1,809)
Balance as of June 30, 2014	13,704	$137	$101,044	$28,872	$(60)	$129,993

Balance as of September 30, 2012	13,370	$134	$95,086	$9,786	$(34)	$104,972
Net income	—	—	—	18,310	—	18,310
Foreign currency translation adjustments	—	—	—	—	(24)	(24)
Cash dividends	—	—	—	(7,263)	—	(7,263)
Stock-based compensation	100	1	1,999	—	—	2,000
Exercise of stock options, net	99	1	548	—	—	549
Excess tax benefit from stock option exercises and restricted stock vesting	—	—	598	—	—	598
Repurchase and retirement of common stock	(31)	(1)	(632)	—	—	(633)
Balance as of June 30, 2013	13,538	$135	$97,599	$20,833	$(58)	$118,509

The accompanying notes are an integral part of these Consolidated Financial Statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended June 30,
	2014	2013

Operating Activities
Net income	$12,982	$18,310
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,370	9,262
Stock-based compensation expense	2,680	2,000
Loss on impairment of long-lived assets	659	740
Loss on disposal of assets	78	72
Loss on extinguishment of debt	—	9
Deferred income tax benefit	(1,322)	(1,240)
Amortization of deferred financing costs	148	152
Changes in assets and liabilities:
Decrease (increase) in:
Trade receivables	2,947	(118)
Inventories	6,185	14,092
Prepaid expenses and other current assets	(4,105)	(1,560)
Other non-current assets	(484)	43
Increase (decrease) in:
Accounts payable, accrued expenses and other current liabilities	(5,530)	(574)
Deferred rent and other non-current liabilities	2,235	71
Net cash provided by operating activities	27,843	41,259
Investing Activities
Capital expenditures	(23,879)	(9,064)
Proceeds from sale of property, plant and equipment	69	—
Additions to intangible assets	(1,587)	(392)
Net cash used in investing activities	(25,397)	(9,456)
Financing Activities
Decrease in cash overdraft	(2,274)	(402)
Repayment of long-term debt	—	(15,257)
Deferred financing costs paid	—	(914)
Withholding taxes on stock-based compensation paid in connection with repurchase of common stock	(1,809)	(633)
Cash dividends paid	(8,040)	(7,263)
Proceeds from exercise of stock options	215	549
Excess tax benefit from exercise of stock options and restricted stock vesting	1,325	598
Net cash used in financing activities	(10,583)	(23,322)
Effect of exchange rate changes on cash and cash equivalents	6	(25)
Net (Decrease) Increase in Cash and Cash Equivalents	(8,131)	8,456
Cash and Cash Equivalents, Beginning of Period	24,555	22,376
Cash and Cash Equivalents, End of Period	$16,424	$30,832
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$157	$311
Cash paid for income taxes	$9,651	$12,343

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

Basic net income (or earnings) per share (“Basic EPS”) is computed by dividing net income by the weighted average number of common shares outstanding, excluding restricted stock awards for which the restrictions have not lapsed. Diluted net income (or earnings) per share (“Diluted EPS”) is computed by dividing net income by the weighted average number of common shares outstanding, after giving effect to the potential dilution, if applicable, from the assumed exercise of outstanding stock options and from the assumed lapse of restrictions on restricted stock awards. Common shares issuable in connection with the award of performance-based restricted stock units (“RSUs”) are excluded from the calculation of EPS until the RSUs’ performance conditions are achieved and the shares in respect of the RSUs become issuable (see Note 10).

The following tables summarize the Basic EPS and Diluted EPS calculations (in thousands, except per share amounts):

	Three Months Ended June 30,
	2014			2013
	Net Income	Shares	EPS	Net Income	Shares	EPS

Basic EPS	$5,476	13,479	$0.41	$8,591	13,302	$0.65
Incremental shares from the assumed exercise of outstanding stock options	—	58		—	104
Incremental shares from the assumed lapse of restrictions on restricted stock awards	—	40		—	59
Diluted EPS	$5,476	13,577	$0.40	$8,591	13,465	$0.64

	Nine Months Ended June 30,
	2014			2013
	Net Income	Shares	EPS	Net Income	Shares	EPS

Basic EPS	$12,982	13,436	$0.97	$18,310	13,255	$1.38
Incremental shares from the assumed exercise of outstanding stock options	—	83		—	99
Incremental shares from the assumed lapse of restrictions on restricted stock awards	—	49		—	50
Diluted EPS	$12,982	13,568	$0.96	$18,310	13,404	$1.37

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

2.	EARNINGS PER SHARE (“EPS”) AND CASH DIVIDENDS (Continued)

In addition to performance-based RSUs, for the three and nine months ended June 30, 2014 stock options and unvested restricted stock totaling 236,711 and 152,301 shares, respectively, were excluded from the calculation of Diluted EPS as their effect would have been antidilutive.  For the three and nine months ended June 30, 2013 stock options and unvested restricted stock totaling 207,527 and 254,553 shares, respectively, were excluded from the calculation of Diluted EPS as their effect would have been antidilutive.

During the nine months ended June 30, 2014 and 2013 the Company paid cash dividends totaling $8,040,000 (or $0.5875 per share) and $7,263,000 (or $0.5375 per share), respectively. On July 17, 2014 the Company declared a quarterly cash dividend of $0.20 per share payable on September 26, 2014, which is projected to total approximately $2,740,000.

3.	TRADE RECEIVABLES

Trade receivables are recorded based on revenue recognized for sales of the Company’s merchandise and for other revenue earned by the Company through its marketing partnership programs and international franchise agreements, and are non-interest bearing. The Company evaluates the collectability of trade receivables based on a combination of factors, including aging of trade receivables, write-off experience, analysis of historical trends and expectations of future performance. An allowance for doubtful accounts is recorded for the amount of trade receivables that are considered unlikely to be collected. When the Company’s collection efforts are unsuccessful, uncollectible trade receivables are charged against the allowance for doubtful accounts. As of June 30, 2014 and September 30, 2013 the Company’s trade receivables were net of allowance for doubtful accounts of $131,000 and $147,000, respectively.

4.	INVENTORIES

Inventories were comprised of the following (in thousands):

	June 30, 2014	September 30, 2013

Finished goods	$73,235	$79,087
Work-in-progress	1,695	2,709
Raw materials	5,431	4,750
	$80,361	$86,546

5.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities were comprised of the following (in thousands):

	June 30, 2014	September 30, 2013

Employee compensation and benefits	$8,491	$9,243
Insurance, primarily self-insurance reserves	5,869	5,899
Gift certificates and store credits	3,844	4,182
Deferred rent	3,554	3,400
Sales and use taxes	2,583	2,876
Product return reserve	2,322	2,702
Accrued property, plant and equipment additions	2,101	403
Accounting and legal	1,499	1,106
Income taxes payable	244	166
Other	10,207	9,440
	$40,714	$39,417

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

6.	LINE OF CREDIT AND LONG-TERM DEBT

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

The Credit Facility contains various affirmative and negative covenants and representations and warranties. Under the Credit Facility, the Company is required to maintain minimum Excess Availability (as defined in the related Credit Facility agreement) equal to 10% of the Borrowing Base (as defined in the related Credit Facility agreement). The Credit Facility is secured by a security interest in the Company’s trade receivables, inventory, real estate interests, letter of credit rights, cash, intangibles and certain other assets. The interest rate on outstanding borrowings is equal to, at the Company’s election, either (1) the lender’s base rate plus the applicable margin, or (2) a LIBOR rate plus the applicable margin. The applicable margin for base rate borrowings is 0.50% for Tranche A borrowings and 2.00% for Tranche A-1 borrowings. The applicable margin for LIBOR rate borrowings is 1.50% for Tranche A borrowings and 3.00% for Tranche A-1 borrowings. Tranche A-1 borrowings are deemed to be the first loans made and the last loans repaid. The Company also pays an unused line fee under the Credit Facility of 0.25% per annum. In connection with the execution of the Credit Facility, the Company incurred deferred financing costs of $988,000, of which $914,000 was paid in the first nine months of fiscal 2013.

As of June 30, 2014 the Company had no outstanding borrowings under the Credit Facility and $7,211,000 in letters of credit, with $51,939,000 of availability under the Credit Facility based on the Company’s Borrowing Base formula. As of June 30, 2013 the Company had no outstanding borrowings under the Credit Facility and $5,695,000 in letters of credit, with $52,167,000 of availability under the Credit Facility based on the Company’s Borrowing Base formula. As of June 30, 2014 Tranche A borrowings under the Credit Facility would have resulted in interest at a rate between 1.65% and 3.75% per annum, and Tranche A-1 borrowings under the Credit Facility would have resulted in interest at a rate between 3.15% and 5.25% per annum. During the first nine months of fiscal 2013 the Company’s average level of direct borrowings (all of which was under the Credit Facility) was $274,000, and the Company’s maximum borrowings at any time were $6,200,000. During the first nine months of fiscal 2014 the Company did not have any direct borrowings under the Credit Facility.

Prior to November 1, 2012 the Company had a Term Loan and Security Agreement (the “Term Loan Agreement”) for a senior secured Term Loan B due March 13, 2013 (the “Term Loan”), the $90,000,000 proceeds of which were received on April 18, 2007. On November 1, 2012, the Company prepaid the remaining Term Loan balance of $13,427,000 in connection with the execution of its new Credit Facility.

The Company had $1,830,000 outstanding under an IRB at September 30, 2012. On February 11, 2013 the Company notified the IRB trustee of its intention to redeem all remaining outstanding bonds effective April 3, 2013. As provided under the indenture of trust for the bonds, on April 3, 2013 the IRB trustee drew down $1,830,000 plus accrued interest under the letter of credit issued as security for the bonds, at which time the Company had no further obligations, and the bonds had no further rights, under the indenture.

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

At June 30, 2014 and September 30, 2013 the Company had cash equivalents of $13,032,000 and $20,425,000, respectively. The Company’s cash equivalents consist of investments in money market funds for which the carrying value approximates fair value (based on Level 1 inputs) due to the short-term nature of those instruments. The carrying values of trade receivables and accounts payable approximate fair value due to the short-term nature of those instruments.

8.	OTHER CHARGES

In September 2013 the Company announced plans to relocate its corporate headquarters and distribution operations from Philadelphia, Pennsylvania to southern New Jersey. During the first nine months of fiscal 2014 the Company incurred $1,437,000 of charges related to the closure of its existing facilities and the preparation for occupancy of its new facilities.

On July 2, 2014 the Company made an announcement confirming its interest in a possible business combination with Mothercare plc and confirming the submission of two non-binding written proposals for a possible business combination, both of which had been rejected by the Board of Directors of Mothercare. This announcement was required by the UK Takeover Code in light of press speculation at the time regarding the Company’s interest in a possible combination with Mothercare, the shares of which are traded on the London Stock Exchange. The Board of Directors of Mothercare was unwilling to allow the Company to conduct customary due diligence and to engage in discussions regarding the Company’s proposal, and shareholders of Mothercare did not support the proposal. As a result, on July 25, 2014 the Company announced that it would not make an offer for Mothercare plc and withdrew its proposal for a possible combination of the businesses. During the first nine months of fiscal 2014 the Company incurred $770,000 of charges related to its proposal for a possible business combination.

A summary of the charges incurred in connection with the facilities relocations and proposed business combination is as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013

Facilities Relocations
Accelerated depreciation and amortization expense	$283	$—	$843	$—
Pre-opening rent expense	361	—	481	—
Other	—	—	113	—
Total facilities relocations	644	—	1,437	—

Proposed Business Combination
Legal and other professional fees	770	—	770	—
Total other charges	$1,414	$—	$2,207	$—

9.	INCOME TAXES

For the three and nine months ended June 30, 2014 the Company recorded reductions of state income tax expense, net of federal expense, of $1,654,000 and $1,824,000, respectively, related to settlements of uncertain income tax positions. As of June 30, 2014 the Company had $1,289,000 of unrecognized tax benefits related to uncertain income tax positions, including accrued interest and penalties of $521,000. The Company records interest and penalties related to unrecognized tax benefits in its income tax provision. If recognized, the portion of the liabilities for unrecognized tax benefits that would impact the Company’s effective tax rate was $966,000, net of federal benefit.

During the 12 months subsequent to June 30, 2014 it is reasonably possible that the gross unrecognized tax benefits could potentially increase by $107,000 (of which $72,000 would affect the effective tax rate, net of federal benefit) for uncertain tax positions, including the continued effect of interest on unrecognized tax benefits and limitations on certain potential tax credits, partially offset by the effect of expiring statutes of limitations and settlements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

9.	INCOME TAXES (Continued)

The Company’s United States Federal income tax returns for years ended September 30, 2011 and thereafter remain subject to examination by the United States Internal Revenue Service. The Company also files tax returns in Canada, India, Kuwait and numerous United States state jurisdictions, which have varying statutes of limitations. Generally, Canadian tax returns for tax years ended September 30, 2007 and thereafter, Indian tax returns for tax years ended March 31, 2009 and thereafter, Kuwaiti tax returns for tax years ended September 30, 2013 and thereafter, and United States state tax returns for tax years ended September 30, 2009 and thereafter, depending upon the jurisdiction, remain subject to examination. However, the statutes of limitations on certain of the Company’s United States state tax returns remain open for years prior to fiscal 2009.

10.	EQUITY AWARD PLANS

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

During the first nine months of fiscal 2014 options to purchase 152,899 shares of common stock with an aggregate exercise price of $1,690,000 were exercised by the option holders and net-share settled by the Company, such that the Company withheld 53,720 shares of the Company’s common stock, which had a fair market value equal to the aggregate exercise price of the stock options. During the first nine months of fiscal 2013 options to purchase 85,949 shares of common stock with an aggregate exercise price of $618,000 were exercised by the option holders and net-share settled by the Company, such that the Company withheld 30,996 shares of the Company’s common stock, which had a fair market value equal to the aggregate exercise price of the stock options.

During the first nine months of fiscal 2014 and 2013 certain stock option exercises and vesting restricted stock awards were net-share settled by the Company such that the Company withheld shares of the Company’s common stock, which had a fair market value equivalent to the minimum statutory obligation for the applicable income and employment taxes for the awards, and the Company remitted the cash value to the appropriate taxing authorities. The total shares withheld, which were 57,646 and 31,050 shares, respectively, during the first nine months of fiscal 2014 and 2013, are reflected as repurchase of common stock in the accompanying financial statements, and were based on the value of the Company’s common stock on the exercise or vesting date. The remaining shares, net of those withheld, were delivered to the award holders. Total payments for tax obligations to the tax authorities were $1,809,000 and $633,000 for the first nine months of fiscal 2014 and 2013, respectively.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

11.	RECENT ACCOUNTING PRONOUNCEMENTS

In July 2013 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU No. 2013-11 requires presentation of an unrecognized tax benefit in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit would be presented in the financial statements as a liability and would not be combined with deferred tax assets. ASU No. 2013-11 is effective for financial statements issued for annual reporting periods beginning after December 15, 2013 and interim periods within those years. Adoption of the new requirements of ASU No. 2013-11 is not expected to have any impact on the Company’s consolidated financial position or results of operations.

In February 2013 the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU No. 2013-02 requires companies to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, companies are required to present, either on the face of the income statement or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under generally accepted accounting principles in the United States (“GAAP”) to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. The standard does not change the current requirements for reporting net income or other comprehensive income in financial statements. ASU No. 2013-02 is effective for financial statements issued for annual reporting periods beginning after December 15, 2012 and interim periods within those years. The adoption of the new requirements of ASU No. 2013-02 did not have any impact on the Company’s consolidated financial position or results of operations.

In April 2014 the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU No. 2014-08 changes the requirements for reporting discontinued operations and improves the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. ASU No. 2014-08 also requires expanded disclosures for discontinued operations to provide users of financial statements with more information about the assets, liabilities, revenues, and expenses of discontinued operations. ASU No. 2014-08 is effective for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within annual periods beginning on or after December 15, 2015. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. Adoption of the new requirements of ASU No. 2014-08 is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In May 2014 the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU No. 2014-09 requires an entity to recognize revenue for the amount of consideration to which it expects to be entitled for the transfer of promised goods or services to customers. Additionally, ASU No. 2014-09 requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. The standard will replace most existing revenue recognition guidance in GAAP when it becomes effective. ASU No. 2014-09 is effective for financial statements issued for annual reporting periods beginning after December 15, 2016 and interim periods within those years. Early adoption is not permitted. The impact from adoption of the new requirements of ASU No. 2014-09 on the Company’s consolidated financial position or results of operations has not yet been determined.

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

Geographic Information. Geographic revenue information is allocated based on the country in which the products or services are sold, and in the case of international franchise revenues, on the location of the customer. Information concerning the Company’s operations by geographic area was as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013

Net Sales to Unaffiliated Customers
United States	$126,775	$134,724	$374,971	$391,314
Foreign	7,245	7,162	19,940	20,695

	June 30, 2014	September 30, 2013

Long-Lived Assets
United States	$68,144	$53,992
Foreign	2,365	1,799

Major Customers. For the periods presented, the Company did not have any one customer who represented more than 10% of its net sales.

14.	INTEREST EXPENSE, NET

Interest expense, net was comprised of the following (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013

Interest expense	$102	$110	$315	$447
Interest income	(3)	(6)	(12)	(16)
Interest expense, net	$99	$104	$303	$431

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our fiscal year ends on September 30. All references in this discussion to our fiscal years refer to the fiscal year, or periods within the fiscal year, ended on September 30 in the year mentioned. For example, our “fiscal 2014” will end on September 30, 2014.

Overview

We are the leading designer and retailer of maternity apparel in the United States with 1,901 retail locations, including 575 stores in the United States, Puerto Rico and Canada, and 1,326 leased departments located within department stores and baby specialty stores throughout the United States and Puerto Rico. In addition to the 1,901 retail locations we operate, through an exclusive licensed arrangement we are the exclusive provider of maternity apparel to Kohl’s®, which operates approximately 1,160 stores throughout the United States and offers maternity apparel in a significant number of its stores. We also sell merchandise on the Internet, primarily through DestinationMaternity.com and our various brand-specific websites. We have store franchise and product supply relationships in the Middle East, South Korea and Mexico. In November 2013 we announced our expansion into Mexico through a franchise agreement with the largest department store company in Mexico. During the third quarter of fiscal 2014 we commenced our planned expansion in Mexico with the opening of 47 shop-in-shops in our franchisee’s department stores throughout Mexico, and the first freestanding Destination Maternity store, with plans to open additional shop-in-shops and freestanding stores in Mexico later in 2014 and beyond. Also in November 2013 we announced that we were unable to reach mutual agreement on acceptable renewal terms with our franchisee for India. Thus, this India franchise relationship, which began in April 2009, ended in March 2014, at which time the 117 franchised locations operated by our former India franchisee (consisting of one stand-alone store and 116 shop-in-shop locations) were closed. We do not expect that the discontinuation of our India franchise relationship will have a significant impact on our financial results. As of June 30, 2014 we have 77 international franchised locations, including 18 stand-alone stores operated under one of our retail nameplates and 59 shop-in-shop locations.

In assessing the performance of our business, we consider a variety of operational and financial measures. The key measures for determining how our business is performing are net income determined in accordance with GAAP (“net income”) and the corresponding net income (or earnings) per share (diluted), net income before certain charges or credits, when applicable, such as other charges related to our previously announced relocations of our corporate headquarters and distribution operations, other charges related to our now-withdrawn proposed business combination, loss on extinguishment of debt, and certain infrequent income tax adjustments (“Adjusted net income”) and the corresponding earnings per share (diluted), Adjusted EBITDA (defined below), Adjusted EBITDA before other charges, net sales, comparable sales, and adjusted comparable sales. Adjusted EBITDA represents operating income before deduction for the following non-cash charges: (1) depreciation and amortization expense, (2) loss on impairment of tangible and intangible assets, (3) loss on disposal of assets, and (4) stock-based compensation expense.

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

We report sales on a calendar quarter basis, rather than on a “4-5-4 retail fiscal calendar” where each fiscal week and fiscal quarter starts on a Sunday and ends on a Saturday. Thus, for each calendar period, there is a “days adjustment calendar shift” which may help or hurt reported calendar quarter and fiscal year to date sales and comparable sales due to different days of the week typically contributing more sales than other days of the week. In order to quantify and eliminate the effect on reported comparable sales results of the “days adjustment calendar shift”, we also present comparable sales on a calendar-adjusted basis. For example, for the third quarter of fiscal 2014 calendar-adjusted comparable sales were measured for the period Tuesday, April 1, 2014 through Monday, June 30, 2014 compared to the period Tuesday, April 2, 2013 through Monday, July 1, 2013 and for the first nine months of fiscal 2014 calendar-adjusted comparable sales were measured for the period Tuesday, October 1, 2013 through Monday, June 30, 2014 compared to the period Tuesday, October 2, 2012 through Monday, July 1, 2013.

Following is a summary of our results for the third quarter and first nine months of fiscal 2014 with regard to each of the key measures noted above:

Third Quarter Fiscal 2014 Financial Results

—

Net income for the third quarter of fiscal 2014 was $5.5 million, or $0.40 per share (diluted), a decrease compared to net income of $8.6 million, or $0.64 per share (diluted), for the third quarter of fiscal 2013.

—

Net income for the third quarter of fiscal 2014 includes (1) other charges of (a) $0.4 million, net of tax, or $0.03 per diluted share, related to the planned relocations of our headquarters and distribution facilities and (b) $0.5 million, net of tax, or $0.04 per diluted share, related to our proposed business combination, which was withdrawn on July 25, 2014 (as discussed below), and (2) reductions of state income tax expense, net of federal expense, of $1.7 million, or $0.12 per share (diluted), related to settlements of uncertain income tax positions.

—

Adjusted net income for the third quarter of fiscal 2014 was $4.7 million, or $0.35 per share (diluted), a decrease compared to the comparably adjusted net income for the third quarter of fiscal 2013 of $8.6 million, or $0.64 per share (diluted).

—	Adjusted EBITDA was $11.4 million for the third quarter of fiscal 2014, a decrease compared to $17.8 million of Adjusted EBITDA for the third quarter of fiscal 2013.
—

Adjusted EBITDA before other charges was $12.5 million for the third quarter of fiscal 2014, a decrease compared to $17.8 million of Adjusted EBITDA before other charges for the third quarter of fiscal 2013.

—	Net sales for the third quarter of fiscal 2014 decreased 5.5% to $134.0 million from $141.9 million for the third quarter of fiscal 2013.
—

Comparable sales for the third quarter of fiscal 2014 decreased 5.3% compared to a comparable sales increase of 4.9% for the third quarter of fiscal 2013. Adjusting for calendar timing shifts, our calendar-adjusted comparable sales decreased 5.1% for the third quarter of fiscal 2014 and increased 5.3% for the third quarter of fiscal 2013.

First Nine Months of Fiscal 2014 Financial Results

—

Net income for the first nine months of fiscal 2014 was $13.0 million, or $0.96 per share (diluted), a decrease compared to net income of $18.3 million, or $1.37 per share (diluted), for the first nine months of fiscal 2013.

—

Net income for the first nine months of fiscal 2014 includes (1) other charges of (a) $0.9 million, net of tax, or $0.07 per diluted share, related to the planned relocations of our headquarters and distribution facilities and (b) $0.5 million, net of tax, or $0.04 per diluted share, related to our proposed business combination, which was withdrawn on July 25, 2014, and (2) reductions of state income tax expense, net of federal expense, of $1.8 million, or $0.14 per share (diluted), related to settlements of uncertain income tax positions.

—

Adjusted net income for the first nine months of fiscal 2014 was $12.5 million, or $0.92 per share (diluted), a decrease compared to the comparably adjusted net income for the first nine months of fiscal 2013 of $18.3 million, or $1.37 per share (diluted).

—	Adjusted EBITDA was $33.2 million for the first nine months of fiscal 2014, a decrease compared to $42.3 million of Adjusted EBITDA for the first nine months of fiscal 2013.
—

Adjusted EBITDA before other charges was $34.6 million for the first nine months of fiscal 2014, a decrease compared to $42.3 million of Adjusted EBITDA before other charges for the first nine months of fiscal 2013.

—	Net sales for the first nine months of fiscal 2014 decreased 4.1% to $394.9 million from $412.0 million for the first nine months of fiscal 2013.
—

Comparable sales for the first nine months of fiscal 2014 decreased 3.3% compared to a comparable sales increase of 3.0% for the first nine months of fiscal 2013. Adjusting for calendar timing shifts, our calendar-adjusted comparable sales decreased 3.3% for the first nine months of fiscal 2014 and increased 3.9% for the first nine months of fiscal 2013.

Proposed Business Combination

On July 2, 2014 we made an announcement confirming our interest in a possible business combination with Mothercare plc and confirming the submission of two non-binding written proposals for a possible business combination, both of which had been rejected by the Board of Directors of Mothercare. This announcement was required by the UK Takeover Code in light of press speculation at the time regarding our interest in a possible combination with Mothercare, the shares of which are traded on the London Stock Exchange. The Board of Directors of Mothercare was unwilling to allow us to conduct customary due diligence and to engage in discussions with us regarding our proposal, and shareholders of Mothercare did not support the proposal. As a result, on July 25, 2014 we announced that we would not make an offer for Mothercare plc and withdrew our proposal for a possible combination of the businesses.

We believe that there was a strong strategic rationale for the combination of these highly complementary businesses, which would have enhanced the product range of both companies, spanning the pregnancy to toddler life-cycle.  We believe the combination would have created a global leader in maternity, baby and children’s apparel and products, capable of accelerating the growth and long-term development of both businesses across channels and in markets around the world.

Our proposals to Mothercare about a possible combination show our willingness to pursue potential opportunities to help drive shareholder value for Destination Maternity and are consistent with our stated strategic objective to enhance our position as a global leader in maternity apparel, including through international expansion.  At the same time, our decision to withdraw our proposal demonstrates that we will continue to maintain strict financial discipline in evaluating potential initiatives and opportunities.

We estimate that we have incurred total pretax charges of approximately $1.2 million in fiscal 2014 related to our proposal for a possible business combination, primarily for legal and other professional fees, of which $0.8 million was incurred in the third quarter and $0.4 million has been incurred in July prior to the withdrawal of our proposal.

Results of Operations

The following tables set forth certain operating data as a percentage of net sales and as a percentage change for the three and nine months ended June 30:

	% of Net Sales (1)				% Change Period to Period Favorable (Unfavorable)
	Three Months Ended June 30,		Nine Months Ended June 30,		Three Months Ended June 30,	Nine Months Ended June 30,
	2014	2013	2014	2013	2014 vs. 2013	2014 vs. 2013

Net sales	100.0%	100.0%	100.0%	100.0%	(5.5)%	(4.1)%
Cost of goods sold (2)	48.1	45.5	47.0	46.3	0.3	2.6
Gross profit	51.9	54.5	53.0	53.7	(9.9)	(5.5)
Selling, general and administrative expenses (3)	45.8	44.4	47.5	46.2	2.6	1.4
Store closing, asset impairment and asset disposal expenses	0.4	0.2	0.2	0.2	(147.9)	(2.7)
Other charges	1.1	—	0.6	—	N.M.	N.M.
Operating income	4.7	9.9	4.7	7.3	(55.1)	(38.9)
Interest expense, net	0.1	0.1	0.1	0.1	4.8	29.7
Loss on extinguishment of debt	—	—	—	0.0	—	100.0
Income before income taxes	4.6	9.8	4.6	7.2	(55.5)	(39.1)
Income tax provision	0.6	3.8	1.3	2.8	86.3	55.0
Net income	4.1%	6.1%	3.3%	4.4%	(36.3)%	(29.1)%

N.M.—Not meaningful

(1)	Components may not add to total due to rounding.
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

The following tables set forth certain information concerning the number of our retail locations and international franchised locations for the periods indicated.  Retail locations include stores and maternity apparel leased departments and exclude locations where Kohl’s sells our products under an exclusive product and license agreement, and international franchised locations.

	Three Months Ended June 30,
	2014			2013
Retail Locations (1)	Stores	Leased Departments	Total Retail Locations	Stores	Leased Departments	Total Retail Locations

Beginning of period	578	1,328	1,906	613	1,262	1,875
Opened	5	3	8	1	30	31
Closed	(8)	(5)	(13)	(8)	(5)	(13)
End of period	575	1,326	1,901	606	1,287	1,893

	Nine Months Ended June 30,
	2014			2013
Retail Locations (1)	Stores	Leased Departments	Total Retail Locations	Stores	Leased Departments	Total Retail Locations

Beginning of period	596	1,311	1,907	625	1,383	2,008
Opened	16	35	51	11	48	59
Closed	(37)	(20)	(57)	(30)	(144)	(174)
End of period	575	1,326	1,901	606	1,287	1,893

(1)	Excludes (i) locations where Kohl’s sells our products under an exclusive product and license agreement, and (ii) international franchised locations.

	Three Months Ended June 30,
	2014			2013
International Franchised Locations	Stores	Shop-in- Shop Locations	Total International Franchised Locations	Stores	Shop-in- Shop Locations	Total International Franchised Locations

Beginning of period	19	13	32	16	124	140
Opened (1)	1	47	48	2	5	7
Closed (2)	(2)	(1)	(3)	—	(6)	(6)
End of period	18	59	77	18	123	141

	Nine Months Ended June 30,
	2014			2013
International Franchised Locations	Stores	Shop-in- Shop Locations	Total International Franchised Locations	Stores	Shop-in- Shop Locations	Total International Franchised Locations

Beginning of period	20	123	143	16	103	119
Opened (1)	1	56	57	3	27	30
Closed (2)	(3)	(120)	(123)	(1)	(7)	(8)
End of period	18	59	77	18	123	141

(1)

During the third quarter of fiscal 2014 we commenced our expansion in Mexico with the opening of 47 shop-in-shops in our Mexico franchisee’s department stores, and the first freestanding Destination Maternity store in Mexico.

(2)	During March 2014 one store and 116 shop-in-shop locations operated by our former India franchisee were closed.

Three Months Ended June 30, 2014 and 2013

Net Sales.    Our net sales for the third quarter of fiscal 2014 decreased by 5.5%, or $7.9 million, to $134.0 million from $141.9 million for the third quarter of fiscal 2013. Comparable sales for the third quarter of fiscal 2014 decreased 5.3% compared to a comparable sales increase of 4.9% for the third quarter of fiscal 2013. Our third quarter fiscal 2014 reported comparable sales decrease of 5.3% was unfavorably impacted by 0.2 percentage points, and our third quarter fiscal 2013 reported comparable sales increase of

4.9% was unfavorably impacted by 0.4 percentage points, due to calendar timing shifts as described above. Adjusting for these calendar shifts, our calendar-adjusted comparable sales decreased 5.1% for the third quarter of fiscal 2014 and increased 5.3% for the third quarter of fiscal 2013. The decrease in total reported sales for the third quarter of fiscal 2014 compared to the third quarter of fiscal 2013 resulted primarily from (1) the decrease in comparable sales and (2) decreased sales related to the Company’s continued efforts to close underperforming stores (see our discussion in Item 1 of our Annual Report on Form 10-K for the year ended September 30, 2013 regarding our store “prunings”). We attribute the comparable sales decrease to (1) a continued difficult overall economic and retail environment, resulting in decreased store traffic for us and many retailers, (2) weaker consumer reception than expected to certain portions of our merchandise assortments, reflecting continued opportunity to enhance our merchandise assortments, (3) the negative sales impact from the current popularity of many looser-fitting fashion trends in the non-maternity women’s apparel market, such as maxi dresses, baby doll dresses, active bottoms with elastic waists, other soft knit elastic-waist bottoms and shorts, and oversized peasant-style woven tops, all of which can more readily fit a pregnant woman than typical non-maternity fashions, and could thus be purchased in numerous non-maternity retail stores, and not only in our stores, (4) the later arrival of warmer, Spring-like weather versus last year throughout much of the United States, which shortened the full-price selling season for Spring and Summer merchandise and led to our higher than planned price promotional and markdown activity to manage inventory in the face of lower than planned sales and earlier and deeper price promotional activity among our maternity apparel competitors, and (5) some increased competitive activity in the maternity apparel space compared to last year.

As of June 30, 2014 we operated a total of 575 stores and 1,901 total retail locations, compared to 606 stores and 1,893 total retail locations as of June 30, 2013. In addition, our Oh Baby by Motherhood® collection is available at Kohl’s stores throughout the United States. During the third quarter of fiscal 2014 we opened five stores, including four multi-brand Destination Maternity nameplate stores, and we closed eight stores, with one of the store closings related to a Destination Maternity nameplate store opening. The growth in the number of leased department locations at June 30, 2014 compared to June 30, 2013 resulted predominantly from an increase in the number of leased departments operated in buybuy BABY® stores.

Gross Profit.    Our gross profit for the third quarter of fiscal 2014 decreased by 9.9%, or $7.7 million, to $69.6 million from $77.3 million for the third quarter of fiscal 2013, and our gross profit as a percentage of net sales (gross margin) for the third quarter of fiscal 2014 was 51.9% compared to 54.5% for the third quarter of fiscal 2013. The decrease in gross profit for the third quarter of fiscal 2014 compared to the third quarter of fiscal 2013 was primarily due to lower sales volume and our lower gross margin, reflecting higher than planned price promotional and markdown activity to spur sales and manage inventory.

Selling, General and Administrative Expenses.    Our selling, general and administrative expenses for the third quarter of fiscal 2014 decreased by 2.6%, or $1.7 million, to $61.3 million from $63.0 million for the third quarter of fiscal 2013. As a percentage of net sales, selling, general and administrative expenses increased to 45.8% for the third quarter of fiscal 2014 compared to 44.4% for the third quarter of fiscal 2013. This decrease in expense for the quarter resulted primarily from lower variable incentive compensation expense, and lower expenses (primarily store payroll and occupancy costs) driven by our continued closure of underperforming stores, partially offset by higher expenses for marketing and advertising, and corporate payroll to drive increased sales. The increase in expense percentage for the three month period reflects the unfavorable leverage from our decreased sales due to the relatively fixed nature of most of our expenses.

Store Closing, Asset Impairment and Asset Disposal Expenses.     Our store closing, asset impairment and asset disposal expenses for the third quarter of fiscal 2014 increased by $0.3 million, to $0.5 million from $0.2 million for the third quarter of fiscal 2013, reflecting an increase in impairment charges for write-downs of long-lived assets.

Other Charges.    In the third quarter of fiscal 2014 we incurred other charges of $1.4 million before income taxes. Other charges related to our previously announced plans to relocate our corporate headquarters and distribution operations from Philadelphia, Pennsylvania to southern New Jersey were $0.6 million, primarily for non-cash pre-opening rent expense for the new headquarters building and accelerated depreciation. Other charges related to our proposed business combination, which was withdrawn on July 25, 2014, were $0.8 million, reflecting legal and other professional fees. We did not incur other charges in the third quarter of fiscal 2013.

Operating Income.     We had operating income of $6.3 million for the third quarter of fiscal 2014 compared to $14.1 million for the third quarter of fiscal 2013. Operating income as a percentage of net sales for the third quarter of fiscal 2014 decreased to 4.7% from 9.9% for the third quarter of fiscal 2013. The decrease in operating income and operating income percentage was primarily due to our lower sales and gross profit. Increased charges for our relocations, proposed business combination and asset impairments were substantially offset by lower selling, general and administrative expenses.

Interest Expense, Net.    Our net interest expense for the third quarters of fiscal 2014 and 2013 was $0.1 million.

Income Tax Provision.    For the third quarter of fiscal 2014 our effective tax rate was 11.8% compared to 38.5% for the third quarter of fiscal 2013. Our effective tax rate for the third quarter of fiscal 2014 was lower than the statutory federal tax rate of 35%

primarily due to reductions of state income tax expense, net of federal expense, of $1.7 million recorded in the third quarter of fiscal 2014, which were related to settlements of uncertain income tax positions. Our effective tax rate for the third quarter of fiscal 2013 was higher than the statutory federal tax rate of 35% primarily due to the effect of state income taxes, net of federal benefit, and to a lesser extent, additional income tax expense (including interest and penalties) recognized as required by the accounting standard for uncertain income tax positions. We expect our effective tax rate for the full year fiscal 2014 to be approximately 31.0%, reflecting the non-recurring settlements of uncertain income tax positions. For the full year fiscal 2015 we expect our effective tax rate to be between 38.0% and 38.5%.

Net Income.    Net income for the third quarter of fiscal 2014 was $5.5 million, or $0.40 per share (diluted), compared to net income of $8.6 million, or $0.64 per share (diluted), for the third quarter of fiscal 2013. Net income for the third quarter of fiscal 2014 includes (1) other charges (net of tax) of $0.4 million related to our planned relocations of our headquarters and distribution facilities, and $0.5 million related to our proposed business combination, and (2) reductions of state income tax expense, net of federal expense, of $1.7 million, related to settlements of uncertain income tax positions. Before these charges or credits, our third quarter fiscal 2014 net income was $4.7 million, or $0.35 per share (diluted), compared to $8.6 million, or $0.64 per share (diluted), for the third quarter of fiscal 2013.

Our average diluted shares outstanding of 13,577,000 for the third quarter of fiscal 2014 were 0.8% higher than the 13,465,000 average diluted shares outstanding for the third quarter of fiscal 2013, primarily as a result of the exercise of stock options and vesting of restricted stock.

Following is a reconciliation of net income and net income per share (diluted) (“Diluted EPS”) to adjusted net income and adjusted Diluted EPS for the three months ended June 30, 2014 and 2013 (in thousands, except per share amounts):

	Three Months Ended June 30,
	2014			2013
	Net Income	Diluted Shares	Diluted EPS	Net Income	Diluted Shares	Diluted EPS

As reported	$5,476	13,577	$0.40	$8,591	13,465	$0.64
Other charges for relocations, net of tax (1)	399	—		—	—
Other charges for proposed business combination, net of tax (2) (3)	478	—		—	—
Reductions of state income tax expense, net of federal expense, related to settlements of uncertain income tax positions	(1,654)	—		—	—
As adjusted	$4,699	13,577	$0.35	$8,591	13,465	$0.64

(1)

For the three months ended June 30, 2014 other charges for relocations is net of income tax benefit of $245, which represents the difference in income tax provision calculated with and without the specified pretax expense.

(2)	Represents charges related to the Company’s proposed business combination, which was withdrawn on July 25, 2014.
(3)

For the three months ended June 30, 2014 other charges for proposed business combination is net of income tax benefit of $292, which represents the difference in income tax provision calculated with and without the specified pretax expense.

Following is a reconciliation of net income to Adjusted EBITDA and Adjusted EBITDA before other charges for the three months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,
	2014	2013

Net income	$5,476	$8,591
Add: income tax provision	739	5,378
Add: interest expense, net	99	104
Operating income	6,314	14,073
Add: depreciation and amortization expense	3,818	3,092
Add: loss on impairment of long-lived assets	304	52
Add: loss on disposal of assets	117	76
Add: stock-based compensation expense	831	504
Adjusted EBITDA	11,384	17,797
Add: other charges for relocations (1)	361	—
Add: other charges for proposed business combination (2)	770	—
Adjusted EBITDA before other charges	$12,515	$17,797

(1)	Excludes accelerated depreciation expense of $283 included in depreciation and amortization expense above.
(2)	Represents charges related to the Company’s proposed business combination, which was withdrawn on July 25, 2014.

Nine Months Ended June 30, 2014 and 2013

Net Sales.    Our net sales for the first nine months of fiscal 2014 decreased by 4.1%, or $17.1 million, to $394.9 million from $412.0 million for the first nine months of fiscal 2013. Comparable sales for the first nine months of fiscal 2014 decreased 3.3% compared to a comparable sales increase of 3.0% for the first nine months of fiscal 2013. Calendar timing shifts, as described above, had negligible impact on our reported comparable sales decrease of 3.3% for the first nine months of fiscal 2014 and unfavorably impacted our reported comparable sales increase of 3.0% for first nine months fiscal 2013 by 0.9 percentage points. Adjusting for these calendar shifts our calendar-adjusted comparable sales decreased 3.3% for the first nine months of fiscal 2014 and increased 3.9% for the first nine months of fiscal 2013. The decrease in total reported sales for the first nine months of fiscal 2014 compared to the first nine months of fiscal 2013 resulted primarily from (1) the decrease in comparable sales and (2) decreased sales from our continued efforts to close underperforming stores. We attribute the comparable sales decrease to the factors enumerated above in our discussion of net sales for the three months ended June 30, 2014, as well as lower unit sales as a result of adverse weather conditions across much of the United States during the second quarter of fiscal 2014.

During the first nine months of fiscal 2014 we opened 16 stores, including six multi-brand Destination Maternity nameplate stores, and we closed 37 stores, including six closings of Destination Maternity nameplate stores and five store closings related to Destination Maternity nameplate store openings.

Gross Profit.    Our gross profit for the first nine months of fiscal 2014 decreased by 5.5%, or approximately $12.1 million, to $209.3 million from $221.4 million for the first nine months of fiscal 2013, and our gross margin for the first nine months of fiscal 2014 was 53.0% compared to 53.7% for the first nine months of fiscal 2013. The decrease in gross profit for the first nine months of fiscal 2014 compared to the first nine months of fiscal 2013 was primarily due to lower sales volume and our lower gross margin, reflecting higher than planned price promotional and markdown activity to spur sales and manage inventory.

Selling, General and Administrative Expenses.    Our selling, general and administrative expenses for the first nine months of fiscal 2014 decreased by 1.4%, or approximately $2.7 million, to $187.6 million from $190.3 million for the first nine months of fiscal 2013. As a percentage of net sales, selling, general and administrative expenses was 47.5% for the first nine months of fiscal 2014 compared to 46.2% for the first nine months of fiscal 2013. This decrease in expense for the nine month period resulted primarily from lower expenses (primarily store payroll and occupancy costs) driven by our continued closure of underperforming stores, and lower variable incentive compensation expense, partially offset by higher expenses for corporate payroll to drive increased sales and depreciation from capital expenditures for store facilities. The increase in expense percentage for the nine month period reflects the unfavorable leverage from our decreased sales due to the relatively fixed nature of most of our expenses.

Store Closing, Asset Impairment and Asset Disposal Expenses.     Our store closing, asset impairment and asset disposal expenses for the first nine months of fiscal 2014 increased by approximately $0.1 million, to $1.0 million from $0.9 million for the first nine months of fiscal 2013, reflecting primarily higher charges related to store closings and other asset disposals.

Other Charges.    During the first nine months of fiscal 2014 we incurred other charges of $2.2 million before income taxes. Other charges related to our previously announced plans to relocate our corporate headquarters and distribution operations from Philadelphia, Pennsylvania to southern New Jersey were $1.4 million, primarily for accelerated depreciation and non-cash pre-opening rent expense for the new headquarters building. Other charges related to our proposed business combination, which was withdrawn on July 25, 2014, were $0.8 million, reflecting legal and other professional fees. We did not incur other charges in the first nine months of fiscal 2013.

Operating Income.     We had operating income of $18.4 million for the first nine months of fiscal 2014 compared to $30.2 million for the first nine months of fiscal 2013. Operating income as a percentage of net sales for the first nine months of fiscal 2014 decreased to 4.7% from 7.3% for the first nine months of fiscal 2013. The decrease in operating income and operating income percentage was primarily due to our lower sales and gross profit. Increased charges for our relocations, proposed business combination and asset impairments were substantially offset by lower selling, general and administrative expenses.

Interest Expense, Net.    Our net interest expense for the first nine months of fiscal 2014 decreased to $0.3 million from $0.4 million for the first nine months of fiscal 2013. This slight decrease was due to repayment of the remaining $13.4 million of our Term Loan during the first quarter of fiscal 2013 and repayment of our IRB during the third quarter of fiscal 2013.

Income Tax Provision.    For the first nine months of fiscal 2014 our effective tax rate was 28.4% compared to 38.5% for the first nine months of fiscal 2013. Our effective tax rate for the first nine months of fiscal 2014 was lower than the statutory federal tax rate of 35% primarily due to reductions of state income tax expense, net of federal expense, of $1.8 million recorded in the first nine months of fiscal 2014, which were related to settlements of uncertain income tax positions. Our effective tax rate for the first nine months of fiscal 2013 was higher than the statutory federal tax rate of 35% primarily due to the effect of state income taxes, net of federal benefit, and to a lesser extent, additional income tax expense (including interest and penalties) recognized as required by the accounting standard for uncertain income tax positions. We expect our effective tax rate for the full year fiscal 2014 to be approximately 31.0%, reflecting the non-recurring settlements of uncertain income tax positions. For the full year fiscal 2015 we expect our effective tax rate to be between 38.0% and 38.5%.

Net Income.    Net income for the first nine months of fiscal 2014 was $13.0 million, or $0.96 per share (diluted), compared to net income of $18.3 million, or $1.37 per share (diluted), for the first nine months of fiscal 2013. Net income for the first nine months of fiscal 2014 includes (1) other charges (net of tax) of $0.9 million related to our planned relocations of our headquarters and distribution facilities, and $0.5 million related to our proposed business combination, and (2) reductions of state income tax expense, net of federal expense, of $1.8 million, related to settlements of uncertain income tax positions. Net income for the first nine months of fiscal 2013 includes (net of tax) loss on extinguishment of debt of $6,000. Before these charges or credits, our first nine months fiscal 2014 net income was $12.5 million, or $0.92 per share (diluted), compared to $18.3 million, or $1.37 per share (diluted), for the first nine months of fiscal 2013.

Our average diluted shares outstanding of 13,568,000 for the first nine months of fiscal 2014 were 1.2% higher than the 13,404,000 average diluted shares outstanding for the first nine months of fiscal 2013, primarily as a result of the exercise of stock options and vesting of restricted stock.

Following is a reconciliation of net income and net income per share (diluted) (“Diluted EPS”) to adjusted net income and adjusted Diluted EPS for the nine months ended June 30, 2014 and 2013 (in thousands, except per share amounts):

	Nine Months Ended June 30,
	2014			2013
	Net Income	Diluted Shares	Diluted EPS	Net Income	Diluted Shares	Diluted EPS

As reported	$12,982	13,568	$0.96	$18,310	13,404	$1.37
Other charges for relocations, net of tax (1)	893	—		—	—
Other charges for proposed business combination, net of tax (2) (3)	478	—		—	—
Loss on extinguishment of debt, net of tax (4)	—	—		6	—
Reductions of state income tax expense, net of federal expense, related to settlements of uncertain income tax positions	(1,824)	—		—	—
As adjusted	$12,529	13,568	$0.92	$18,316	13,404	$1.37

(1)

For the nine months ended June 30, 2014 other charges is net of income tax benefit of $544, which represents the difference in income tax provision calculated with and without the specified pretax expense.

(2)	Represents charges related to the Company’s proposed business combination, which was withdrawn on July 25, 2014.
(3)

For the nine months ended June 30, 2014 other charges for proposed business combination is net of income tax benefit of $292, which represents the difference in income tax provision calculated with and without the specified pretax expense.

(4)

For the nine months ended June 30, 2013 loss on extinguishment of debt is net of income tax benefit of $3, which represents the difference in income tax provision calculated with and without the specified pretax expense.

Following is a reconciliation of net income to Adjusted EBITDA and Adjusted EBITDA before other charges for the nine months ended June 30, 2014 and 2013 (in thousands):

	Nine Months Ended June 30,
	2014	2013

Net income	$12,982	$18,310
Add: income tax provision	5,161	11,462
Add: interest expense, net	303	431
Add: loss on extinguishment of debt	—	9
Operating income	18,446	30,212
Add: depreciation and amortization expense	11,370	9,262
Add: loss on impairment of long-lived assets	659	740
Add: loss on disposal of assets	78	72
Add: stock-based compensation expense	2,680	2,000
Adjusted EBITDA	33,233	42,286
Add: other charges for relocations (1)	594	—
Add: other charges for proposed business combination (2)	770	—
Adjusted EBITDA before other charges	$34,597	$42,286

(1)	Excludes accelerated depreciation expense of $843 included in depreciation and amortization expense above.
(2)	Represents charges related to the Company’s proposed business combination, which was withdrawn on July 25, 2014.

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

Seasonality

Our business, like that of many other retailers, is seasonal. Our quarterly net sales have historically been highest in our third fiscal quarter, corresponding to the peak Spring selling season. Given the historically higher sales level in our third fiscal quarter and the relatively fixed nature of most of our operating expenses, we have typically generated a very significant percentage of our full year operating income and net income during our third fiscal quarter. For the first nine months of fiscal 2014, however, our first fiscal quarter net sales and operating income were slightly higher than our third fiscal quarter net sales and operating income. Despite this, we expect our typical historical trend of higher third fiscal quarter net sales and operating income levels to continue in future periods. Results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. Quarterly results may fluctuate materially depending upon, among other things, increases or decreases in comparable sales, the timing of new store openings and new leased department openings, net sales and profitability contributed by new stores and leased departments, the timing of the fulfillment of purchase orders under our product and license arrangements, adverse weather conditions, shifts in the timing of certain holidays and promotions, changes in inventory and production levels and the timing of deliveries of inventory, and changes in our merchandise mix.

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

Cash and cash equivalents decreased by $8.1 million during the first nine months of fiscal 2014 compared to an increase of $8.5 million for the first nine months of fiscal 2013.

Cash provided by operations of $27.8 million for the first nine months of fiscal 2014 decreased by approximately $13.5 million from the $41.3 million in cash provided by operations for the first nine months of fiscal 2013. This decrease in cash provided by operations as compared to the prior year was primarily the result of certain net working capital changes that used cash in the first nine months of fiscal 2014 compared to cash provided in the first nine months of fiscal 2013. These net working capital changes were primarily (1) a $6.2 million decrease in inventories in the first nine months of fiscal 2014 compared to the $14.1 million decrease in inventories in the first nine months of fiscal 2013, and (2) a larger decrease in accounts payable, accrued expenses and other current liabilities in the first nine months of fiscal 2014 compared to the slight decrease in the first nine months of fiscal 2013. Our working capital changes, quarterly net income and cash flow adjustments may fluctuate significantly and net cash provided by operating activities for any interim period is not necessarily indicative of the results that may be achieved for a full fiscal year.

During the first nine months of fiscal 2014 we used cash provided by operations and a portion of our available cash to pay for capital expenditures and to pay our quarterly cash dividends. For the first nine months of fiscal 2014 we spent $23.9 million on capital expenditures, including $15.6 million for leasehold improvements, fixtures and equipment for new store facilities, as well as improvements to existing stores, $6.8 million related to the relocations of our corporate headquarters and distribution operations (see below), and $1.5 million for our information systems and current distribution and corporate facilities. In the first nine months of fiscal 2014 we paid $8.0 million for our quarterly cash dividends.

During the first nine months of fiscal 2013 we used cash provided by operations to fund repayments of long-term debt, to pay for capital expenditures, and to pay our quarterly cash dividends.  On November 1, 2012 we prepaid the remaining Term Loan balance of $13.4 million in connection with the execution of our new Credit Facility, and on April 3, 2013 we prepaid the remaining $1.8 million principal amount of our IRB debt. For the first nine months of fiscal 2013 we spent $9.1 million on capital expenditures, including $7.1 million for leasehold improvements, fixtures and equipment for new store facilities, as well as improvements to existing stores, and $2.0 million for our information systems and distribution and corporate facilities.  In the first nine months of fiscal 2013 we paid $7.3 million for our quarterly cash dividends. The remaining cash provided by operations during the first nine months of fiscal 2013 was used primarily to increase our available cash.

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

As of June 30, 2014 we had no outstanding borrowings under the Credit Facility and $7.2 million in letters of credit, with $51.9 million of availability under our Credit Facility based on our Borrowing Base formula. As of June 30, 2013 we had no outstanding borrowings and $5.7 million in letters of credit, with $52.2 million of availability under our Credit Facility based on our Borrowing Base formula. As of June 30, 2014 Tranche A borrowings under the Credit Facility would have resulted in interest at a rate between 1.65% and 3.75% per annum, and Tranche A-1 borrowings under the Credit Facility would have resulted in interest at a rate between 3.15% and 5.25% per annum. During the first nine months of fiscal 2013 our average level of direct borrowings (all of which was under the Credit Facility) was $0.3 million, and our maximum borrowings at any time were $6.2 million. During the first nine months of fiscal 2014 we did not have any direct borrowings under the Credit Facility.

On November 1, 2012, we prepaid the remaining Term Loan balance of $13.4 million in connection with the execution of our new Credit Facility.

We had $1.8 million outstanding under an IRB at March 31, 2013. On February 11, 2013 we notified the IRB trustee of our intention to redeem all remaining outstanding bonds effective April 3, 2013. As provided under the indenture of trust for the bonds, on April 3, 2013 the IRB trustee drew down $1.8 million plus accrued interest under the letter of credit issued as security for the bonds, at which time we had no further obligations, and the bonds had no further rights, under the indenture.

During the first nine months of fiscal 2014 and 2013 we paid cash dividends of $8.0 million (or $0.5875 per share) and $7.3 million (or $0.5375 per share), respectively. On July 17, 2014 we declared a quarterly cash dividend of $0.20 per share payable on September 26, 2014, which will total approximately $2.7 million. The $0.20 per share cash dividend, which was initially paid in March 2014, represents a 6.7% increase from our previous quarterly dividend rate of $0.1875 per share, and an annual dividend rate of $0.80 per share compared to our previous annual rate of $0.75 per share. We initiated our quarterly cash dividend in fiscal 2011 and paid our first quarterly dividend of $0.175 per share in March 2011 ($0.70 annual dividend rate). Our current annual dividend rate of $0.80 per share represents a 14.3% increase from our original annual dividend rate of $0.70 per share. Based on our current quarterly dividend rate of $0.20 per share, we project that we will pay $10.8 million of cash dividends during fiscal 2014 and $11.0 million on an annualized basis.

In September 2013 we announced our plans to relocate our corporate headquarters and distribution operations from Philadelphia, Pennsylvania to southern New Jersey. To help us offset the costs of these relocations, the Board of the New Jersey Economic Development Authority approved us for an incentive package of $40 million in transferrable state income tax credits over a 10-year period, from the State of New Jersey under the Grow New Jersey Assistance Program. The annual benefit amount available to us is expected to significantly exceed our annual income tax liability to New Jersey.  In order to maximize the realizable value of our incentive package, in December 2013 we entered into an agreement with a third party to sell some or all of our annual available tax credits. Based on this agreement, we project we will realize between $36 and $37 million from the incentive package, subject to our compliance with the requirements of our incentive package under the Grow New Jersey program.  We project capital expenditures associated with these relocations of approximately $20 to $22 million in fiscal 2014, with nearly $4 million of this amount expected to be offset by construction allowance contributions from our landlord, and approximately $16 million in fiscal 2015. We expect to close on the sale of our current headquarters/distribution facility by the end of fiscal 2014, and expect to realize a gain from the sale of this facility. We will also incur some charges to earnings in fiscal 2014 and 2015 related to the closure of our existing facilities and the preparation for occupancy of our new facilities. We project that our “other charges (income)” related to our facilities relocations, including both the projected gain on the sale of our current headquarters/distribution facility and the charges associated with the facilities relocations, will be (1) approximately $1.4 million of pretax income, or approximately $0.9 million income after tax ($0.06 per diluted share) for fiscal 2014, and (2) approximately $2.4 million of pretax expense, or approximately $1.5 million expense after tax ($0.11 per diluted share) for fiscal 2015. We project that, once we are operating in both our new headquarters and new distribution center facilities, which we expect to begin during the latter part of fiscal 2015, our ongoing annualized after-tax earnings benefit from the relocations will be approximately $0.10 per diluted share, and our ongoing annualized after-tax cash benefit from the relocations will be approximately $4 million.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. These generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our consolidated financial statements and the reported amounts of net sales and expenses during the reporting period. Our critical accounting policies are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended September 30, 2013. As of June 30, 2014 there were no material changes in, or additions to, our critical accounting policies or in the assumptions or estimates we used to prepare the financial information appearing in this report.

Recent Accounting Pronouncements

In July 2013 the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU No. 2013-11 requires presentation of an unrecognized tax benefit in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit would be presented in the financial statements as a liability and would not be combined with deferred tax assets. ASU No. 2013-11 is effective for financial statements issued for annual reporting periods beginning after December 15, 2013 and interim periods within those years. Adoption of the new requirements of ASU No. 2013-11 is not expected to have any impact on our consolidated financial position or results of operations.

In February 2013 the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU No. 2013-02 requires companies to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, companies are required to present, either on the face of the income statement or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. The standard does not change the current requirements for reporting net income or other comprehensive income in financial statements. ASU No. 2013-02 is effective for financial statements issued for annual reporting periods beginning after December 15, 2012 and interim periods within those years. The adoption of the new requirements of ASU No. 2013-02 did not have any impact on our consolidated financial position or results of operations.

In April 2014 the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU No. 2014-08 changes the requirements for reporting discontinued operations and improves the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. ASU No. 2014-08 also requires expanded disclosures for discontinued operations to provide users of financial statements with more information about the assets, liabilities, revenues, and expenses of discontinued operations. ASU No. 2014-08 is effective for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within annual periods beginning on or after December 15, 2015. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. Adoption of the new requirements of ASU No. 2014-08 is not expected to have a material impact on our consolidated financial position or results of operations.

In May 2014 the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU No. 2014-09 requires an entity to recognize revenue for the amount of consideration to which it expects to be entitled for the transfer of promised goods or services to customers. Additionally, ASU No. 2014-09 requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. The standard will replace most existing revenue recognition guidance in GAAP when it becomes effective. ASU No. 2014-09 is effective for financial statements issued for annual reporting periods beginning after December 15, 2016 and interim periods within those years. Early adoption is not permitted. The impact from adoption of the new requirements of ASU No. 2014-09 on our consolidated financial position or results of operations has not yet been determined.

Forward-Looking Statements

Some of the information in this report, including the information incorporated by reference (as well as information included in oral statements or other written statements made or to be made by us), contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements involve a number of risks and uncertainties. A number of factors could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, but are not limited to the following: the continuation of economic recovery of the retail industry in general and of apparel purchases in particular, our ability to successfully manage our various business initiatives, our ability to successfully pursue, complete and manage any acquisitions and related matters, adverse effects on the market price of our common stock and on our operating results because of a failure to complete any proposed acquisition, failure to realize any benefits of any  proposed acquisition, the success of our international business and its expansion, our ability to successfully manage, retain and expand our leased department, licensed brand and international franchise relationships, and marketing partnerships, future sales trends in our existing retail locations and through the Internet, unusual weather patterns, changes in consumer spending patterns, raw material price increases, overall economic conditions and other factors affecting consumer confidence, demographics and other macroeconomic factors that may impact the level of spending for maternity apparel (such as fluctuations in pregnancy rates and birth rates), expense savings initiatives, our ability to anticipate and respond to fashion trends and consumer preferences, unanticipated fluctuations in our operating results, the impact of competition and fluctuations in the price, availability and quality of raw materials and contracted products, availability of suitable store locations, continued availability of capital and financing, our ability to hire and develop senior management and sales associates, our ability to develop and source merchandise, our ability to receive production from foreign sources on a timely basis, potential stock repurchases, our ability to continue our regular quarterly cash dividend, the trading liquidity of our common stock, changes in market interest rates, our ability to successfully manage and accomplish our planned relocations of our headquarters and distribution operations with minimal disruption to our overall operations, war or acts of terrorism and other factors referenced in our Annual Report on Form 10-K, including those set forth under the caption “Risk Factors.”

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

As of June 30, 2014 we had cash equivalents of $13.0 million. Our cash equivalents consist of investments in money market funds that bear interest at variable rates. A change in market interest rates earned on our investments impacts the interest income and cash flows, but does not materially impact the fair market value of the financial instruments. Due to the average maturity and conservative nature of our investment portfolio, we believe a sudden change in interest rates would not have a material effect on the value of our investment portfolio. The impact on our future interest income resulting from changes in investment yields will depend largely on the gross amount of our investment portfolio at that time. However, based upon the conservative nature of our investment portfolio and current experience, we do not believe a decrease in investment yields would have a material negative effect on our interest income.

As of June 30, 2014 our debt portfolio consisted of our $61.0 million Credit Facility, which is denominated in United States dollars. Our Credit Facility has variable interest rates that are tied to market indices. As of June 30, 2014 we had no direct borrowings and $7.2 million of letters of credit outstanding under our Credit Facility. As of June 30, 2014 Tranche A borrowings under the Credit Facility would have resulted in interest at a rate between 1.65% and 3.75% per annum, and Tranche A-1 borrowings under the Credit Facility would have resulted in interest at a rate between 3.15% and 5.25% per annum. Interest on any future borrowings under the Credit Facility would, to the extent of outstanding borrowings, be affected by changes in market interest rates. A change in market interest rates on the variable rate portion of our debt portfolio would impact the interest expense incurred and cash flows.

Other than as described above, we do not believe that the market risk exposure on other financial instruments is material.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to our management on a timely basis to allow decisions regarding required disclosure. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2014. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2014 these controls and procedures were effective.

Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the fiscal quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table provides information about purchases by us during the quarter ended June 30, 2014 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2)

April 1 to April 30, 2014	—	—	—	$10,000,000
May 1 to May 31, 2014	—	—	—	$10,000,000
June 1 to June 30, 2014	610	$23.13	—	$10,000,000
Total	610	$23.13	—	$10,000,000

(1)	Represents shares repurchased directly from certain employees to satisfy income tax withholding obligations for such employees in connection with restricted stock awards that vested during the period.
(2)

Our Board of Directors has approved a program to repurchase up to $10.0 million of our outstanding common stock. Under the program, we may repurchase shares from time to time through solicited or unsolicited transactions in the open market or in negotiated or other transactions. In July 2014 our Board of Directors extended our authorized stock repurchase program from July 31, 2014 to July 31, 2016. No shares have been repurchased under this program as of June 30, 2014.

Item 6.	Exhibits

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Executive Vice President & Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Executive Vice President & Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*10.1	Conflict Minerals Report for the Year Ended December 31, 2013 filed as Exhibit 1.01 to Form SD filed June 2, 2014

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Destination Maternity Corporation

Date: August 8, 2014	By:	/s/ Edward M. Krell
Edward M. Krell
Chief Executive Officer

Date: August 8, 2014	By:	/s/ Judd P. Tirnauer
Judd P. Tirnauer
Executive Vice President & Chief Financial Officer

INDEX OF EXHIBITS FILED WITH

FORM 10-Q OF DESTINATION MATERNITY CORPORATION

FOR THE QUARTER ENDED JUNE 30, 2014

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