Form 10-K
period 2014-09-30
Destination Maternity Corp
filed 2014-12-12
CIK 896985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2014

or

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed using $27.40, the price at which the common equity was last sold as of March 31, 2014 (the last trading day of the Registrant’s most recently completed second fiscal quarter), was approximately $363,000,000.

On December 5, 2014 there were 13,797,959 shares of the Registrant’s common stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders, expected to be held in February 2015, are incorporated by reference into Part III of this Form 10-K.

PART I

Historically, our fiscal year ended on September 30. On December 4, 2014 we announced that our Board of Directors approved a change in our fiscal year end from September 30 to the Saturday nearest January 31 of each year. The fiscal year end change will align our reporting cycle with the National Retail Federation fiscal calendar. The change will be effective with our fiscal year 2015, which will begin February 1, 2015 and end January 30, 2016, and will result in a four-month transition period beginning October 1, 2014 and ending January 31, 2015.

All references in this report to our fiscal years refer to the fiscal year ended on September 30 in the year mentioned, unless otherwise indicated. For example, our “fiscal 2014” ended on September 30, 2014. Unless otherwise indicated, operating data referred to in this report is as of September 30, 2014. As used in this report, the term “retail locations” includes our stores and leased departments and excludes locations where Kohl’s® sells our products under an exclusive product and license agreement, and also excludes international franchised locations. As used in this report, “stores” means our stand-alone stores in the United States, Puerto Rico and Canada, which we operate.

Item 1.	Business

Overview

Destination Maternity Corporation (the “Company”, “we”, “us”, “our”) is the leading designer and retailer of maternity apparel in the United States and is the only nationwide chain of maternity apparel specialty stores. As of September 30, 2014 we operate 1,894 retail locations, including 568 stores in the United States, Puerto Rico and Canada, and 1,326 leased departments located within department stores and baby specialty stores throughout the United States and Puerto Rico. We are also the exclusive provider of maternity apparel to Kohl’s, which operates approximately 1,163 stores throughout the United States and offers our maternity apparel in a significant number of its stores. We operate our 568 stores under three retail nameplates: Motherhood Maternity®, A Pea in the Pod® and Destination Maternity®. In addition to our 568 stores, we operate 1,326 maternity apparel departments, which we refer to as leased departments, within leading retailers such as Macy’s®, Sears®, Gordmans®, buybuy BABY®, Boscov’s® and Century 21®. We are the exclusive maternity apparel provider in each of our leased department locations. We also sell merchandise on the Internet, primarily through DestinationMaternity.com and our various brand-specific websites.

We have international store franchise and product supply relationships in the Middle East, South Korea, Mexico and Israel. As of September 30, 2014 we have 78 international franchised locations, comprised of 19 stand-alone stores in the Middle East, South Korea and Mexico operated under the Destination Maternity retail nameplate, and 59 shop-in-shop locations in South Korea and Mexico, in which we have a Company-branded department operated by our franchise partners within other retail stores. In November 2013 we announced our expansion into Mexico through a franchise agreement with the largest department store company in Mexico. As of September 30, 2014 our merchandise is offered in 47 shop-in-shops and two franchise stores in Mexico. Also in November 2013 we announced that we were unable to reach mutual agreement on acceptable renewal terms with our franchisee for India and, thus, this franchise relationship, which began in April 2009 and which covered 116 maternity shop-in-shops and one franchise store, ended in March 2014. In October 2014 we announced our expansion into Israel through a franchise agreement with one of Israel's largest and dominant fashion-retail chains.

We maintain our leading position across all major price points of maternity apparel through our four distinct merchandise brands, which enable us to reach a broad range of maternity customers. Through our 568 stores and certain of our leased departments, we offer maternity apparel under one or both of our two primary merchandise brands, Motherhood Maternity (“Motherhood” or “Motherhood Maternity”) at value prices and A Pea in the Pod (“Pea” or “A Pea in the Pod”) at both contemporary and luxury prices. Our A Pea in the Pod Collection® (“Pea Collection”) is the distinctive premier maternity apparel line within the A Pea in the Pod brand, featuring exclusive designer label product at luxury prices. We also have two additional value-priced maternity apparel brands, our Oh Baby by Motherhood® collection, which we sell exclusively through Kohl’s, and our Two Hearts® Maternity by Destination Maternity® collection, available exclusively at Sears stores. Our brands are the exclusive maternity apparel offering in each of these chains.

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

We have developed and introduced multi-brand store concepts to offer merchandise from our various brands in a single location, in order to provide a broader product assortment at multiple price ranges to our customers. Our multi-brand stores are operated under our Destination Maternity nameplate, which includes Destination Maternity combo stores (carrying Motherhood Maternity and A Pea in the Pod merchandise) and Destination Maternity superstores, which also carry both our Motherhood and Pea merchandise brands, as well as a significant array of maternity-related products and customer service features. These Destination Maternity stores are larger and have historically had higher average sales than our average store. Opening these Destination Maternity stores will often involve closing two or more smaller stores and may result in one-time store closing costs resulting primarily from early lease terminations.

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

In fiscal 2014 we closed 50 stores, nine of which were closed in connection with the opening of Destination Maternity nameplate stores, with the remaining 41 store closings primarily consisting of prunings of underperforming stores, including seven closings of Destination Maternity nameplate stores. In fiscal 2014 we opened 22 stores, including eight Destination Maternity nameplate store openings. From fiscal 2005 through fiscal 2014 we closed 486 stores, 152 of which were closed in connection with the opening of Destination Maternity nameplate stores, with the remaining 334 store closings primarily consisting of prunings of underperforming stores. From fiscal 2005 through fiscal 2014 we opened 171 stores, including 75 Destination Maternity nameplate store openings.

Currently, we operate 30 Motherhood stores, two Destination Maternity combo stores and two Destination Maternity superstores in Canada and a Motherhood website under a Canadian URL (MotherhoodCanada.ca). In addition, we currently have franchise agreements in place in the Middle East, South Korea, Mexico and Israel. The initial franchise stores through our arrangement in the Middle East opened during 2009, and as of September 30, 2014 there are 13 of our franchise stores operating in the Middle East. During fiscal 2011 we began offering our Motherhood Maternity branded merchandise in South Korea in maternity shop-in-shops operated by our franchise partner within other retail stores and in franchise stores. As of September 30, 2014 our merchandise is offered in twelve shop-in-shops and four franchise stores in South Korea. In November 2013 we announced our expansion into Mexico through a franchise agreement with El Puerto de Liverpool, S.A.B. de C.V. (“Liverpool”), the largest department store company in Mexico. As of September 30, 2014 our merchandise is offered in 47 shop-in-shops in our Mexico franchisee’s Liverpool department stores throughout Mexico and two franchise stores in Mexico. In October 2014 we announced our expansion into Israel through a franchise agreement with H&O Fashion Ltd. (“H&O”), one of Israel's largest and dominant fashion-retail chains. Destination Maternity brands will be sold through both shop-in-shops in select H&O stores and freestanding Destination Maternity stores, with the first franchise locations expected to open in Spring 2015.

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

Industry Overview

We are unaware of any reliable external data on the size of the maternity apparel business. We believe that there is an opportunity to grow our business by selling maternity clothes to those pregnant women who currently purchase loose-fitting or larger-sized non-maternity clothing as a substitute or partial substitute for maternity wear. We also believe that our business can grow by reducing the amount of “hand-me-down” and “borrowing” associated with maternity apparel, particularly in the value-priced segment. Additionally, although we are not wholly unaffected by external factors (such as fluctuations in the birth rate), we believe that the demand for maternity apparel is relatively stable when compared to non-maternity apparel. Expectant mothers continue to need to replace most of their wardrobe and the current rate of approximately four million United States births per year has remained relatively stable over the last decade, although the number of births has declined by approximately 8.3% in the United States from 2007 to 2013, the period of latest available information.

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

We offer a comprehensive assortment of maternity apparel and accessories.     A primary consideration for expectant mothers shopping for maternity clothes is product assortment, as pregnant women typically need to replace almost their entire wardrobe. We believe that we offer the widest selection of merchandise in the maternity apparel business. We also offer product for multiple seasons, as pregnant women’s clothing needs vary depending on their due date. Our ability to offer a broad assortment of product is due, in large part, to our vertically-integrated business model, which includes our extensive in-house design and contract manufacturing capabilities.

We are vertically integrated.     We design and contract manufacture over 90% of the merchandise we sell. We believe that vertical integration enables us to offer the broadest assortment of maternity apparel, to respond quickly to fashion trends and to optimize in-stock levels. We combine our in-house design expertise, domestic and international sourcing capabilities and extensive proprietary systems to enhance operational and financial results.

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

We are able to enhance our leadership position by distributing our products under exclusive leased department and licensed brand relationships.     As of September 30, 2014 we operate 1,326 leased departments within leading retailers such as Macy’s, Sears, Gordmans, buybuy BABY, Boscov’s and Century 21. We are the exclusive maternity apparel provider in each of our leased department locations. We are also the exclusive provider of maternity apparel to Kohl’s pursuant to an exclusive licensed brand relationship. We believe that we have an opportunity to continue to increase the sales we generate from these ongoing relationships through expanding our relationships with our current retail partners as well as potentially developing relationships with new retail partners.

We have a highly experienced management team.     We have a management team with significant experience in all aspects of the retail and apparel business, including our new Chief Executive Officer (“CEO”), Anthony Romano, who has over 25 years of experience in specialty retail, and our President, Chris Daniel, who has over 20 years of women’s apparel merchandising experience.

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

Two Hearts Maternity by Destination Maternity.     Our Two Hearts Maternity by Destination Maternity collection is available at nearly 500 Sears locations throughout the United States through an exclusive leased department relationship. This collection delivers the latest in career and casual sportswear as well as dresses, swimwear, lingerie and nursing-friendly sleepwear, all specially designed to compliment the pregnant silhouette, with most items selling for under $25.

Oh Baby by Motherhood.     Our Oh Baby by Motherhood collection is available at Kohl’s stores throughout the United States and on Kohls.com. The Oh Baby by Motherhood collection is available under an exclusive product and license agreement with Kohl’s. The collection features a modern assortment of quality fashions, with most items having initial prices (before price promotions) under $40. As of September 30, 2014 Kohl’s operates approximately 1,163 stores throughout the United States and offers our maternity apparel in a significant number of its stores.

Retail Nameplates

We sell maternity apparel through our stores, and our leased department and licensed brand relationships, identified in the table below.

Store Nameplate	Description of Target Location	Brand(s) Carried	Typical Apparel Price Range	Average Size (Sq. Ft.)
Stores:

Motherhood Maternity	Mid-priced and moderate regional malls, strip and power centers, and central business districts	Motherhood	$10 - $45	1,800
A Pea in the Pod	Mid-priced and high-end regional malls, lifestyle centers, central business districts and some stand-alone stores in affluent street locations	Pea (including, in some cases, Pea Collection)	$18 - $395	2,100
Destination Maternity	Combo stores located in mid-priced regional malls and lifestyle centers	Motherhood; Pea (including, in some cases, Pea Collection)	$10 - $395	Combo stores 2,900
	Superstores located primarily in outdoor and power centers and central business districts			Superstores 6,000
Leased Departments:

Macy’s	Mid-priced regional malls	Motherhood; Pea (including, in some cases, Pea Collection)	$10 - $395	—
Sears	Mid-priced and moderate regional malls	Two Hearts Maternity by Destination Maternity	$8 - $36	—
Gordmans	Big box power centers	Motherhood	$10 - $45	—
buybuy BABY	Big box power centers	Motherhood; Pea	$10 - $115	—
Boscov’s	Mid-priced and moderate regional malls	Motherhood	$10 - $45	—
Century 21	World Trade Center, New York City	Motherhood; Pea	$15 - $300	—
Exclusive Licensed Brand Relationship:

Kohl’s	Big box power centers	Oh Baby by Motherhood	$8 - $36 (1)	—

(1)	Kohl’s, which sells our Oh Baby by Motherhood brand under an exclusive product and license agreement, sets the apparel price range for this merchandise.

The following table sets forth our store count by nameplate as of September 30, 2014.

Store Nameplate	Number of Stores

Motherhood Maternity	454
A Pea in the Pod	25
Destination Maternity:
Combo stores	52
Superstores	37
Total Destination Maternity stores	89
Total stores (1)	568

(1)	Excludes leased departments, locations where Kohl’s sells our products under an exclusive product and license agreement and international franchised locations.

Major regional malls with several department stores and a wide range of price points may be able to accommodate a Destination Maternity store, or more than one maternity store. Our retail nameplates provide us with the ability to address multiple price alternatives at a given mall.

Motherhood Maternity Stores.     Motherhood Maternity is our largest chain with 454 stores as of September 30, 2014. Motherhood is positioned with a broad assortment of quality fashion at everyday low prices. Motherhood stores average approximately 1,800 square feet and are located primarily in mid-priced and moderate regional malls, strip and power centers, and central business districts. Motherhood stores include 90 outlet locations that carry Motherhood-branded merchandise as well as some closeout merchandise. In fiscal 2014 we opened 14 new Motherhood stores and outlets and closed 37 Motherhood stores and outlets, with five of these store closings related to Destination Maternity nameplate store openings. As of September 30, 2014 we operated 30 Motherhood stores in Canada and believe that market opportunities may permit us to open additional stores in Canada in the future.

A Pea in the Pod Stores.     As of September 30, 2014 we had 25 A Pea in the Pod stores, averaging approximately 2,100 square feet. Certain of the A Pea in the Pod stores are located in mid-priced regional malls, lifestyle centers and central business districts while others are located in upscale venues, including Beverly Hills, Water Tower Place (Chicago), South Coast Plaza (Orange County, California) and Newbury Street (Boston). In fiscal 2014 we closed six Pea stores, with four of these store closings related to Destination Maternity nameplate store openings.

Destination Maternity Stores.     As of September 30, 2014 we had 89 Destination Maternity nameplate stores averaging approximately 4,200 square feet, including 52 Destination Maternity combo stores and 37 Destination Maternity superstores.

Destination Maternity Combo Stores.     As of September 30, 2014 we had 52 Destination Maternity combo stores. Our combo stores are larger (average of approximately 2,900 square feet) than our single-brand stores, generally have higher average sales volume than our average store and provide the opportunity to improve store operating profit margins over time. A new combo store often involves closing two stores (often one Motherhood store and one Pea store), although we sometimes close only one store in a given geographical market in situations where we believe we can expand sales through replacing a single-brand store with a Destination Maternity combo store. Store closings will sometimes involve one-time store closing costs resulting primarily from early lease terminations. In fiscal 2014 we opened four Destination Maternity combo stores, including one in Canada, and closed seven Destination Maternity combo stores.

Destination Maternity Superstores.     As of September 30, 2014 we had 37 Destination Maternity superstores. Destination Maternity superstores currently carry both of our primary merchandise brands (Motherhood and Pea), plus a greatly expanded line of maternity-related accessories, nursing products, health and fitness products, books, and body and nutritional products. Our Destination Maternity superstores also typically feature a dedicated “learning center” area for maternity-related classes, a “relax area” for husbands and shoppers alike, and an inside play area for the pregnant mom’s toddlers and young children, with four of our superstores also having our edamame® Maternity Spa®. These elements combine to give our Destination Maternity superstore not only the largest assortment of maternity apparel and accessories available, but also a unique and engaging atmosphere and experience for the maternity customer. A new Destination Maternity superstore typically involves closing at least two, and sometimes more, single-brand stores, is expected to decrease store operating expense percentages through economies of scale, and may increase overall sales in the geographical areas it serves. Destination Maternity superstores range from nearly 3,700 square feet to approximately 11,400 square feet, with an average of approximately 6,000 square feet for the 37 stores open as of September 30, 2014. Our largest Destination Maternity superstore is located on the corner of 57th Street and Madison Avenue in New York City’s Manhattan borough. This is the largest maternity apparel store in the world, spanning three floors and including our edamame Maternity Spa, all of our primary apparel brands, prenatal education and yoga classes, a juice bar with Internet access, relax area and children’s play area. As the only national apparel retailer that is solely focused on maternity, we are further differentiating ourselves as the ultimate maternity apparel destination with these large, well-assorted, “must visit” superstores. In fiscal 2014 we opened four Destination Maternity superstores, including our second Destination Maternity superstore in Canada.

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

The following table sets forth our leased department count by retail partner as of September 30, 2014.

Retail Partner	Number of Leased Departments

Macy’s	605
Sears	491
Gordmans	98
buybuy BABY	88
Boscov’s	43
Century 21	1
Total leased departments (1)	1,326

(1)	Excludes locations where Kohl’s sells our products under an exclusive product and license agreement, and international franchised locations.

Exclusive Licensed Brand Relationship.     Our Oh Baby by Motherhood collection is available at Kohl’s stores under an exclusive product and license agreement. The collection was launched in February 2005 at Kohl’s stores throughout the United States and on Kohls.com. As of September 30, 2014 Kohl’s operates approximately 1,163 stores throughout the United States and offers our maternity apparel in a significant number of its stores.

International.      Currently, we operate 30 Motherhood stores, two Destination Maternity combo stores and two Destination Maternity superstores in Canada, and a Motherhood website under a Canadian URL (MotherhoodCanada.ca).

In October 2008 we announced our planned expansion into six key markets in the Middle East through a franchise agreement with Multi Trend, a member of the Al-Homaizi Group, to introduce our brands into the Middle East. The initial franchise stores through our arrangement in the Middle East opened during 2009. As of September 30, 2014 our Motherhood and Pea merchandise is offered in 13 franchise stores operating in the Middle East.

In June 2011 we announced our expansion into South Korea through a franchise agreement with Agabang & Company, to introduce our brands into South Korea. Our Motherhood and Pea product is available for sale in maternity shop-in-shops operated by Agabang in its Agabang Gallery and Nextmom stores (which carry infant and children’s apparel and non-apparel merchandise, as well as maternity apparel) and other retail stores, and in franchise stores in South Korea. As of September 30, 2014 our Motherhood and Pea merchandise is offered in twelve shop-in-shops and four franchise stores in South Korea.

In November 2013 we announced our expansion into Mexico through a franchise agreement with El Puerto de Liverpool, S.A.B. de C.V., the largest department store company in Mexico.  We initially made our Motherhood Maternity and A Pea in the Pod product available for sale in maternity shop-in-shops located in Liverpool’s department stores (which carry a wide range of products, including infant and children’s apparel and non-apparel merchandise, as well as maternity apparel) throughout Mexico, with plans to open freestanding franchise stores in Mexico in the future. As of September 30, 2014 our Motherhood and Pea merchandise is offered in 47 shop-in-shops and two franchise stores in Mexico.

In November 2013 we announced that we were unable to reach mutual agreement on acceptable renewal terms with Mahindra Retail, our franchisee for India and, thus, this franchise relationship, which began in April 2009 and which covered 116 maternity shop-in-shops and one franchise store, ended in March 2014. The discontinuation of this franchise relationship did not have a significant impact on our financial results.

In October 2014 we announced our expansion into Israel through a franchise agreement with H&O Fashion Ltd., one of Israel's largest and dominant fashion-retail chains. Destination Maternity brands will be sold through both shop-in-shops in select H&O stores and freestanding Destination Maternity stores, with the first franchise locations expected to open in Spring 2015.

We also offer our product online in the United Kingdom through amazon.co.uk.

We continue to evaluate other international sales opportunities. As our Middle East, South Korea, Mexico and Israel franchise relationships demonstrate, our initial international strategy has primarily consisted of franchising, licensing or similar arrangements with foreign partners. Our future international strategy may include franchising or licensing arrangements with foreign partners, as well as potentially entering into wholesale business arrangements, entering into joint ventures or developing our own operations in certain countries.

Internet Operations

We sell our merchandise on the Internet primarily at our DestinationMaternity.com website and our brand-specific websites such as Motherhood.com and APeaInThePod.com. We also sell our merchandise through our Canadian website, MotherhoodCanada.ca, through Amazon.com in the United States, through amazon.co.uk in the United Kingdom, and through websites of certain of our leased department and licensed brand retail partners. We believe that many pregnant women use the Internet to find maternity-related information and to purchase maternity clothes. Our websites are therefore important tools for educating existing and potential customers about our brands and driving traffic to our stores. Our DestinationMaternity.com website contains maternity advice and information, related baby product information and editorial content. Our marketing and technology capabilities and the replenishment capabilities of our distribution facilities and stores enable us to incorporate Internet design, operations and fulfillment into our existing operations. We believe that our Internet operations represent a continued growth opportunity for the Company both by increasing Internet sales and by using the Internet to drive store sales. Our Internet sales increased 3% in fiscal 2014 and 150% over the last five fiscal years, and we look to continue to increase sales driven by our Internet operations in the future.

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

Operations

Brand-Specific Operations Teams.     To obtain maximum efficiencies, we are organized primarily along functional lines, such as store operations, merchandising, design and production. Our business consists of four merchandise brands, which each require decisions on a brand-specific basis. As such, we have built business teams by brand where the functional leaders within each brand work together. Each brand team is led by the head merchant and includes a brand-specific head designer, head planner and distributor, and key production manager. These teams also include visual, fabric purchasing and other necessary professionals.

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

The field/store management reporting structure consists of a regional director, regional managers, district managers and store managers. These members of field/store management are each eligible to receive incentive-based compensation related to store, district and regional performance.

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

Inventory Planning and Allocation.     Our inventory planning and allocation department is responsible for planning future inventory purchases and markdowns, as well as targeting overall inventory levels and turnover. We establish target inventories for each store using our inventory planning system with the goals of optimizing our merchandise assortment and turnover, maintaining adequate depth of merchandise by style and managing closeout and end-of-season merchandise consolidation. Our proprietary capabilities enable us to continually monitor and quickly respond to consumer demand. These capabilities are facilitated by our customized merchandise analysis and planning system, which provides daily product sell-through data and merchandising information.

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

In September 2013 we announced our plans to relocate our corporate headquarters and distribution operations from Philadelphia, Pennsylvania to southern New Jersey. Our corporate office operations (which are currently split between our headquarters at North 5th Street in Philadelphia and our offices in the Philadelphia Navy Yard) will move twelve miles from the current North 5th Street headquarters facility to a 74,000 square foot Class A office building in Moorestown, New Jersey. We expect this move to occur in January 2015. Our distribution operations (which are located at North 5th Street in Philadelphia) will move approximately 23 miles from the current North 5th Street distribution center to a new 406,000 square foot build-to-suit distribution center under construction in Florence Township, New Jersey. We expect this move to occur in mid-calendar 2015. In connection with the planned relocations, in September 2014 we sold the building that houses our principal executive offices and distribution facility in a sale and leaseback arrangement. Under the agreement we may continue to occupy the premises and operate our business through June 30, 2015, with an option to extend the leaseback for up to six additional months. Currently, we operate our distribution facility in Philadelphia, Pennsylvania, which we use for warehousing and distribution.

Finished garments from contractors and other manufacturers are received at our distribution center in Philadelphia, Pennsylvania. Garments are inspected using statistical sampling methods and stored for picking. Our distribution center utilizes sophisticated fulfillment technology to serve as a replenishment center, as opposed to solely a distribution center. This distribution center sends selections from our overall inventory that meet the specific needs of each individual retail location, with shipments sent to each retail location between one and seven times per week. Retail location replenishment decisions are made automatically based upon target inventories established by the planning and allocation department and individual retail location sales data. Our distribution center uses several automated systems, including our pick-to-light system for flat-packed goods and our hanging garment sortation system, which speed up deliveries to our retail locations and reduce costs. Freight is routed through zone-skipping, over-the-road carriers and delivered locally by a variety of carriers, and is supplemented by a small percentage of second-day air, providing one to three day delivery to our retail locations.

Since 2003 we have been certified to participate in Customs-Trade Partnership Against Terrorism (“C-TPAT”), a United States Department of Homeland Security sponsored program, with United States Customs and Border Protection (“U.S. Customs”), through which we implement and monitor our procedures to manage the security of our supply chain as part of the effort to protect the United States and our imported products against potential acts of terrorism. Since 2005 we have been certified to participate in the Importer Self-Assessment Program (“ISA”), a U.S. Customs program available only to C-TPAT participants with strong internal controls. Through our participation in the ISA program, we assume responsibility for monitoring our own compliance activities with applicable U.S. Customs regulations in exchange for certain benefits, which may help increase efficiency in importing. These benefits include exemption from certain government audits, increased speed of cargo release from U.S. Customs, front of the line access to U.S. Customs cargo exams, enhanced prior disclosure rights from U.S. Customs in the event of alleged trade violations, availability of voluntary additional compliance guidance from U.S. Customs, and less intrusive government oversight of trade compliance. In 2010 we were granted Tier 3 Status within the C-TPAT program, the highest level of recognition currently available.

In 2007 we were accepted to participate in the U.S. Customs and Border Protection’s Drawback Compliance Program. The benefits of this program include 1) waiver of prior notice where we do not have to notify U.S. Customs at the time of export of product to Canada and 2) accelerated payment privileges to receive drawback refunds of United States import duties previously paid within 30 days of filing the claim for refund, with respect to goods we export from the United States that we previously imported into the United States.

Management Information and Control Systems

We believe that our proprietary systems allow us to offer a broad assortment of maternity apparel merchandise. We continuously develop, maintain and upgrade our systems and we employ an in-house team of programmers. Our stores have point-of-sale terminals that provide information used in our merchandise analysis and planning system. This system provides daily financial and merchandising information that is used to monitor trends and in making merchandising decisions. Our systems have features designed to integrate our retail operations with our design, manufacturing and financial functions. These features include merchandise profiles for each store, item-tracking providing daily updated selling information for every style, classification open-to-buy and inventory control, as well as the daily collection of customer payment data, including cash, check, credit card, debit card and gift card sales data.

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

Our proprietary, Internet-based point-of-sale system provides daily access to financial and merchandising information in addition to rapid credit authorization. This point-of-sale system significantly reduces the amount of training required for new sales associates and store managers. In addition, we regularly add new features and functionality to the system, and the system improves our customer relationship management capabilities by enhancing our ability to create customized promotional and marketing strategies.

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

Advertising and Marketing

We believe that we drive traffic into our stores through the power of our brands, referrals to friends and family from current and prior customers, our various websites and, perhaps most importantly, our convenient, high-traffic locations in various types of shopping malls and, to a much lesser extent, street locations. The key objectives of our marketing strategy are helping every new mom-to-be discover our brands and recognize us as the authority in maternity fashion; motivating her to purchase; reaffirming her decision to shop with us was the right one; and creating a memorable experience that she will share. We believe the marketing channels that are most relevant and engaging to a new mom-to-be include strategically placed national print advertising in pregnancy-targeted publications such as Fit Pregnancy and American Baby; digital advertising; e-mail marketing; impactful in-store signage and visual presentations; publicity, celebrity outreach, and social media. For our Destination Maternity superstores, we advertise locally prior to each grand opening and continue to advertise both nationally and, at times, locally after the store opens. In addition, we utilize our publicity efforts to generate free editorial coverage locally and nationally in a variety of media formats for all of our brands.

Competition

Our business is highly competitive and characterized by low barriers to entry. The following are several factors important to competing successfully in the retail apparel industry: ability to anticipate fashion trends and customer preferences; product procurement and pricing; breadth of selection in sizes, colors and styles of merchandise; inventory control; quality of merchandise; store design and location; visual presentation and advertising; customer service; and reputation. We face competition in our maternity apparel lines from various sources, including department stores, specialty retail chains, discount stores, independent retail stores and catalog and Internet-based retailers, from both new and existing competitors. Many of our competitors are larger and have substantially greater financial and other resources than us. Our mid- and luxury-priced merchandise faces a highly fragmented competitive landscape that includes locally based, single unit retailers, as well as a handful of multi-unit maternity operations, none of which we believe has more than 10 stores nationwide. In the value-priced maternity apparel business, we currently face competition on a nationwide basis from retailers such as Gap®, H&M®, Old Navy®, Target® and Wal-Mart®. Substantially all of these competitors also sell maternity apparel on their websites.

Employees

As of September 30, 2014 we had approximately 1,600 full-time and 2,700 part-time employees. None of our employees are covered by a collective bargaining agreement. We consider our employee relations to be good.

Executive Officers of the Company

The following table sets forth the name, age and position of each of our executive officers:

Name	Age	Position

Anthony M. Romano	52	Chief Executive Officer
Christopher F. Daniel	57	President
Judd P. Tirnauer	46	Executive Vice President & Chief Financial Officer
Ronald J. Masciantonio	37	Executive Vice President & Chief Administrative Officer

Anthony M. Romano has served as our Chief Executive Officer since August 2014. Prior to joining us, Mr. Romano held executive leadership positions at major publicly-held retailers, including as CEO and President of Charming Shoppes, both before and after its acquisition by Ascena Retail Group, Inc., and ANN INC. Mr. Romano began his career as a certified public accountant with the predecessor firm to Ernst & Young. Mr. Romano is a member of the Board of Directors and Chairman of the Finance Committee of Benco Dental Supply Company. Mr. Romano earned a Bachelor of Science degree in Accounting from Syracuse University.

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

Judd P. Tirnauer has served as our Executive Vice President & Chief Financial Officer since November 2011. From July 2008 to November 2011 Mr. Tirnauer served as our Senior Vice President & Chief Financial Officer, having previously served as our Vice President—Finance from June 2005 to July 2008, Vice President—Financial Planning & Analysis from October 2003 to June 2005, and Director of Financial Planning & Analysis from the time he joined us in November 2001 until October 2003. Mr. Tirnauer has earned both a Master of Business Administration degree and a Juris Doctorate legal degree, and has earned a Certified Public Accountant designation.

Ronald J. Masciantonio has served as our Executive Vice President & Chief Administrative Officer since November 2012. From November 2012 to August 2013 Mr. Masciantonio also served as our General Counsel. From November 2011 until November 2012 Mr. Masciantonio served as our Executive Vice President & General Counsel, having previously served as our Senior Vice President & General Counsel from April 2010 to November 2011 and, prior to that, as our Vice President & General Counsel from August 2006. In August 2006 Mr. Masciantonio rejoined us, after having previously served as our Assistant General Counsel from February 2004 to May 2005. From May 2005 to August 2006 Mr. Masciantonio was Assistant General Counsel, North America for Taylor Nelson Sofres, N.A., a market research company with global headquarters in London, England. Prior to joining us originally in February 2004 Mr. Masciantonio was an Associate at the law firm of Pepper Hamilton LLP in Philadelphia, Pennsylvania from September 2001 to February 2004. Mr. Masciantonio earned a Juris Doctorate legal degree from Temple University School of Law in Philadelphia, Pennsylvania.

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

You should consider carefully all of the information set forth or incorporated by reference in this document, and in particular, the following risk factors associated with our business and forward-looking information in this document (see also “Forward-Looking Statements” included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations). The risks described below are not the only ones we face. Additional risks not presently known to us or that we do not currently consider significant may also have an adverse effect on us. If any of the risks below actually occur, our business, results of operations, cash flows, financial condition or stock price could suffer.

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

Future increases in interest rates or other tightening of the credit markets, or future turmoil in the financial markets, could make it more difficult for us to access funds, to refinance our indebtedness (if necessary), to enter into agreements for new indebtedness, or to obtain funding through the issuance of our securities. Any such adverse changes in the credit or financial markets could also impact the ability of our suppliers to access liquidity, or could result in the insolvency of suppliers, which in turn could lead to their failure to deliver our merchandise. Worsening economic conditions could also result in difficulties for financial institutions (including bank failures) and other parties that we may do business with, which could potentially impair our ability to access financing under existing arrangements or to otherwise recover amounts as they become due under our other contractual arrangements. Additionally, either as a result of, or independent of, any financial difficulties and economic weakness in the United States, material fluctuations in currency exchange rates could have a negative impact on our business.

Our sales, comparable sales and quarterly results of operations have fluctuated in the past and can be expected to continue to fluctuate in the future, and as a result, the market price of our common stock may fluctuate or decline substantially.

Our sales, comparable sales and quarterly results of operations have fluctuated in the past and can be expected to continue to fluctuate in the future and are affected by a variety of factors, including:

—	the opening of new stores, the closing of existing stores, and the success of our leased department, licensed brand and international franchise relationships;
—	the timing of new store openings, and leased department, licensed brand and international franchised business openings;
—	the timing of the fulfillment of purchase orders under our product and license arrangements;
—	any disruption to our operations that may arise in connection with the relocations of our corporate office and distribution operations;
—	the extent of cannibalization of sales volume of some of our existing retail locations by our new retail locations opened in the same geographic markets or by our Internet sales;
—	changes in our merchandise mix;
—	any repositioning of our brands;
—	general economic conditions and, in particular, the retail sales environment;
—	calendar shifts, including shifts of holiday or seasonal periods, occurring in a given calendar period;
—	changes in pregnancy rates and birth rates;
—	actions of competitors;
—	the level of success and/or actions of anchor tenants where we have stores, or leased department, licensed brand and international franchise relationships;
—	fashion trends; and
—	weather conditions and seasonality.

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

The market price of our common stock has been, and is expected to continue to be, volatile, both because of actual and perceived changes in our financial results and prospects, and because of general volatility in the stock market. The factors that could cause fluctuations in our share price may include, among other factors discussed in this section, the following:

—	actual or anticipated variations in the financial results and prospects of our business or other companies in the retail business;
—	changes in financial estimates by Wall Street research analysts;
—	actual or anticipated changes in the United States economy or the retailing environment;
—	changes in the market valuations of other specialty apparel or retail companies;
—	announcements by our competitors or us;
—	additions and departures of key personnel;
—	changes in accounting principles;
—	the passage of legislation or other developments affecting us or our industry;
—	the trading volume of our common stock in the public market;
—	reduction or elimination of our quarterly dividend;
—	changes in economic conditions;
—	financial market conditions;
—	natural disasters, terrorist acts, acts of war or periods of civil unrest; and
—	the realization of some or all of the risks described in this section entitled “Risk Factors.”

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

Our relationships with third-party retailers may be terminated at any time.

We cannot guarantee the continuation of our leased department and licensed brand relationships with third-party retailers.  Such retailers can discontinue our products at any time and offer a competitor’s maternity apparel products, or none at all. The contractual commitments of our retailer customers are not long-term in nature. Continued positive relations with a retailer depend upon various factors, including price, customer service, consumer demand and competition. Certain of our retailers have multiple vendor policies and may seek to offer a competitor’s products or services at new or existing locations. If any significant retailer materially reduces, terminates or is unwilling to expand its relationship with us, or requires price reductions or other adverse modifications in our selling terms, our sales would suffer.

Additionally, most major retailers continually evaluate and often modify their in-store retail strategies, including product placement, store set-up and design, promotions and demographic targets. Our business could suffer significant setbacks in net sales and operating income if one or more of our major retail customers modified its current retail strategy resulting in a termination or reduction of its business relationship with us, a reduction in store penetration or an unfavorable product placement within such retailer’s stores, any or all of which could materially adversely affect our business, financial condition, results of operations and cash flows.

Our business depends on sustained demand for maternity clothing and is sensitive to birth rates, women’s fashion trends, economic conditions and consumer spending.

Our business depends upon sustained demand for maternity clothing. Our future performance will be subject to a number of factors beyond our control, including demographic changes, fashion trends, economic conditions and consumer spending. If demand for maternity clothing were to decline for any reason, such as a decrease in the number of pregnancies, our operating results could be materially and adversely affected. For example, according to the United States Census Bureau and United States Centers for Disease Control and Prevention, births increased nominally from calendar 2012 to calendar 2013, declined 1.1% in calendar 2011 compared to calendar 2010, declined 3.2% in calendar 2010 compared to calendar 2009, and declined a total of 8.3% from calendar 2007 to calendar 2013. If this trend were to continue it could negatively affect our business and results of operations. Additionally, our operating results could be materially and adversely affected if certain non-maternity women’s apparel fashions have a more pregnancy-friendly fit. For example, we have been negatively impacted by the recent popularity of many looser-fitting fashion trends in the non-maternity women’s apparel market, such as maxi dresses, baby doll dresses, active bottoms with elastic waists, other soft knit elastic-waist bottoms and shorts, and oversized peasant-style woven tops, all of which can more readily fit a pregnant woman than typical non-maternity fashions, and could thus be purchased in numerous non-maternity retail stores. Downturns, or the expectation of a downturn, in general economic conditions could materially and adversely affect consumer spending patterns, our business, financial condition and results of operations. In addition, the specialty apparel retail business historically has been subject to cyclical variations. Consumer purchases of specialty apparel products, including maternity wear, may decline during recessionary periods and at other times when disposable income is lower. Declines in consumer spending patterns may have a more negative effect on apparel retailers than some other retailers. Therefore, we may not be able to maintain our historical sales and earnings, or remain as profitable, if there is a decline in consumer spending patterns. A prolonged economic downturn could have a material adverse impact on our business and results of operations.

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

We may not successfully minimize the disruption to our operations that may result from our planned relocations of our headquarters and distribution facility, and/or we may not actually collect the incentive package benefits offered to us in connection with such relocations.

In September 2013 we announced our plans to relocate our corporate headquarters and distribution operations from Philadelphia, Pennsylvania to southern New Jersey. Our corporate office operations (which are currently split between our headquarters at North 5th Street in Philadelphia and our offices in the Philadelphia Navy Yard) will move twelve miles from the current North 5th Street headquarters facility to a completely renovated 74,000 square foot Class A office building in Moorestown, New Jersey. We expect this move to occur in January 2015. Our distribution operations (which are located at North 5th Street in Philadelphia) will move approximately 23 miles from the current North 5th Street distribution center to a new 406,000 square foot build-to-suit distribution center under construction in Florence Township, New Jersey. We expect this move to occur in mid-calendar 2015. Although we will make every effort to minimize the operational disruption caused by these relocations, we cannot provide any assurance that these efforts will be successful. Any material disruption to our overall operations that results from this relocation could have a material adverse impact on our business and results of operations.

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

To support our distribution of product throughout the world, we currently operate a distribution facility in Philadelphia, Pennsylvania. We plan to relocate our distribution operations from Philadelphia, Pennsylvania to southern New Jersey. Our distribution operations (which are located at North 5th Street in Philadelphia) will move approximately 23 miles from the current North 5th Street distribution center to a new 406,000 square foot build-to-suit distribution center under construction in Florence Township, New Jersey. We expect this move to occur in mid-calendar 2015. Finished garments from contractors and other manufacturers are inspected and stored in our distribution facility. We do not have other distribution facilities to support our distribution needs. If our distribution facility was to shut down or otherwise become inoperable or inaccessible for any reason (such as, for example, due to natural disasters, like Hurricane Sandy, which affected our region in early fiscal 2013, or due to our failure to manage the distribution operations relocation with minimal disruption), we could incur significantly higher costs and longer lead times associated with the distribution of our products to our stores and to our third-party retailers during the time it takes to reopen or replace this facility. In light of our strategic emphasis on rapid replenishment as a competitive strength, a distribution disruption might have a disproportionately adverse effect on our operations and profitability relative to other retailers. In addition, the loss or material disruption of service from any of our shippers for any reason, whether due to freight difficulties, strikes, natural disaster or other difficulties at our principal transport providers or otherwise, could have a material adverse impact on our business and results of operations.

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

The success of all of our mall stores will depend, in part, on the ability of each mall’s anchor tenants, such as large department stores, other tenants and area attractions to generate consumer traffic in the vicinity of our stores, and the continuing popularity of malls as shopping destinations. Many traditional enclosed malls are experiencing significantly lower levels of customer traffic than in the past, driven by overall poor economic conditions as well as the closure of certain mall anchor tenants. Sales volume and mall traffic may be materially and adversely affected by economic downturns in a particular area, the closing of anchor tenants, or competition from non-mall retailers and other malls where we do not have stores.

Our success depends on our ability to identify and respond to fashion trends on a timely basis.

The apparel industry is subject to rapidly changing fashion trends and shifting consumer demands. Accordingly, our success depends on the priority that our target customers place on fashion and our ability to anticipate, identify and capitalize on emerging fashion trends. Our ability or our failure to anticipate, identify or react appropriately to changes in styles or trends could lead to, among other things, excess inventories and higher markdowns, as well as the decreased appeal of our brands. Particular fashion trends, or an inaccuracy of our forecasts regarding fashion trends, could have a material adverse effect on our business, financial condition and results of operations. For example, we have been negatively impacted by the recent popularity of many looser-fitting fashion trends in the non-maternity women’s apparel market, such as maxi dresses, baby doll dresses, active bottoms with elastic waists, other soft knit elastic-waist bottoms and shorts, and oversized peasant-style woven tops, all of which can more readily fit a pregnant woman than typical non-maternity fashions, and could thus be purchased in numerous non-maternity retail stores.

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

Our transition to a new CEO may not be successful, and our inability to hire or retain other key personnel could also slow our growth.

In August 2014 Edward M. Krell resigned as our CEO and as a member of our board of directors, and Anthony M. Romano was appointed as our CEO and a member of our board of directors.  There can be no guarantee that the transition to a new CEO will be smooth or successful.  Leadership transitions can be inherently difficult to manage and may cause uncertainty or a disruption to our business or may increase the likelihood of turnover in key officers and employees.  The failure of our new CEO to effectively implement our growth strategies and manage our internal operations could have a material adverse effect on our ability to increase revenues and profitability.

The presence of a new CEO may impact our relationships with customers, vendors, and employees, resulting in loss of business, loss of vendor relationships, and the loss of key employees or declines in the productivity of existing employees.  The uncertainty inherent in our senior management transition could lead to concerns from current and potential third parties with whom we do business, any of which could hurt our business prospects.

Our future success will depend to a significant extent on the continued services of our other executive officers and senior personnel. There can be no assurance that we will be able to retain their services.  Additional turnover in key leadership positions within the Company may adversely impact our ability to manage the Company efficiently and effectively, could be disruptive and distracting to management and may lead to additional departures of existing personnel, any of which could have a material adverse effect on our business, operating results, financial results and internal controls over financial reporting.

Our quarterly operating results and inventory levels may fluctuate significantly as a result of seasonality in our business.

Our business, like that of other retailers, is seasonal. Results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. Quarterly results may fluctuate materially depending upon, among other things, increases or decreases in comparable sales, the timing of new retail location openings, the timing of retail location closings, net sales and profitability contributed by new retail locations, the timing of the fulfillment of purchase orders under our product, license brand and international business arrangements, adverse weather conditions, shifts in the timing of certain holidays and promotions, changes in inventory and production levels and the timing of deliveries of inventory, and changes in our merchandise mix. Our quarterly net sales have historically been highest in our third fiscal quarter, corresponding to the peak Spring selling season. Given the historically higher sales level in our third fiscal quarter and the relatively fixed nature of most of our operating expenses, we have typically generated a very significant percentage of our full year operating income and net income during our third fiscal quarter. Thus, any factors which result in a material reduction of our sales for the third fiscal quarter could have a material adverse effect on our results of operations for our fiscal year as a whole. Seasonal fluctuations in sales also affect our inventory levels, as we usually order merchandise in advance of peak selling periods and sometimes before new fashion trends are confirmed by customer purchases. We must carry a significant amount of inventory, especially before the peak Spring selling season. If we are not successful in selling our inventory during this period, we may be forced to rely on markdowns or promotional sales to sell the excess inventory or we may not be able to sell the inventory at all, which could have a material adverse effect on our business, financial condition and results of operations.

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

In 2010 the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 were signed into law in the United States. This legislation expands health care coverage to many uninsured individuals and expands coverage to those already insured. The changes required by this legislation could cause us to incur additional health care and other costs.

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

If we are unable to pay quarterly dividends at intended levels or if our Board of Directors decides to reduce the level of or eliminate our dividend, our reputation and stock price may be harmed.

Our quarterly cash dividend is currently $0.20 per common share. The dividends declared and paid by us to date meet all requirements under the terms of our debt agreements and applicable law; however, any future payment of dividends will be at the discretion of our Board of Directors and the ability to pay any such future dividends, or to pay such dividends at the current level, will be based upon certain restrictive financial covenants, earnings, capital requirements and our financial condition, among other factors, at the time any such dividend is considered. In addition, our ability or decision to pay dividends at all or at the current level may be subject to certain economic, financial, competitive and other factors (such as the level of taxation of dividends) that are beyond our control. Our Board of Directors may, at its discretion, decrease the intended level of dividends or entirely discontinue the payment of dividends at any time. Any failure to pay dividends after we have announced our intention to do so may negatively impact our reputation and investor confidence in us, and may also negatively impact our stock price.

The increase in our sales and marketing efforts that target markets outside the United States and Canada expose us to additional risks associated with international operations.

Although an immaterial amount of our sales are currently derived from international sales outside of Canada, we are actively seeking to expand our international presence, and we have franchise arrangements in the Middle East, South Korea and Mexico. We may not be successful in these efforts. In November 2013 we announced that we were unable to reach mutual agreement on acceptable renewal terms with our franchisee for India and, thus, this franchise relationship, which began in April 2009, ended in March 2014, however the discontinuation of this franchise relationship did not have a significant impact on our financial results. International operations and sales subject us to risks and challenges that we would otherwise not face if we conducted our business only in the United States. For example, we may depend on third parties to market our products through foreign sales channels, and we may be challenged by laws and business practices favoring local competitors. In addition, our ability to succeed in foreign markets will depend on our ability to protect our intellectual property. We must also adapt our pricing structure to address different pricing environments and may face difficulty in enforcing revenue collection internationally. To the extent emerging markets are a part of our international growth strategy, the developing nature of these markets presents a number of risks. Deterioration of social, political, labor or economic conditions in a specific country or region and difficulties in staffing and managing foreign operations may also materially and adversely affect our operations or financial results or those of our franchisees. Operations outside the United States may be affected by changes in trade protection laws, policies and measures, and other regulatory requirements affecting trade and investment, including the Foreign Corrupt Practices Act and local laws prohibiting corrupt payments. To the extent we achieve significant sales outside of the United States in the future, we may have significant exposure to fluctuating foreign currency exchange rates.

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

The SEC has promulgated final rules pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act regarding disclosure of the use of tin, tantalum, tungsten and gold, known as conflict minerals, included in components of products either manufactured by public companies or for which public companies have contracted to manufacture. These rules require due diligence to determine whether such minerals originated from the Democratic Republic of Congo (the “DRC”) or an adjoining country and whether such minerals helped finance the armed conflict in the DRC. The first conflict minerals report required by the rules was due by May 31, 2014 and is due annually thereafter. While we do not manufacture products, we may be deemed to contract to manufacture products. There will be costs associated with complying with these disclosure requirements, including costs to determine the origin of conflict minerals used in any products we are deemed to contract to manufacture. In addition, the implementation of these rules could adversely affect the sourcing, supply and pricing of materials used in our products. Also, we may face reputational challenges if the due diligence procedures we implement do not enable us to verify the origins for all conflict minerals or to determine that such minerals are DRC conflict-free.

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

In September 2013 we announced our plans to relocate our corporate headquarters and distribution operations from Philadelphia, Pennsylvania to southern New Jersey. Our corporate office operations (which are currently split between our headquarters at North 5th Street in Philadelphia and our offices in the Philadelphia Navy Yard) will move twelve miles from the current 5th Street headquarters facility to a 74,000 square foot Class A office building in Moorestown, New Jersey. We expect this move to occur in January 2015. Our distribution operations (which are located at North 5th Street in Philadelphia) will move approximately 23 miles from the current 5th Street distribution center to a new 406,000 square foot build-to-suit distribution center under construction in Florence Township, New Jersey. We expect this move to occur in mid-calendar 2015.  After we relocate our distribution operations, we believe that our facilities will be adequate to support our anticipated distribution needs. In the event we need additional space to meet our future distribution needs, we believe that such space would be readily available.

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

Currently our principal executive offices and distribution facility are located at 456 North 5th Street, Philadelphia, Pennsylvania. This facility consists of approximately 318,000 square feet, of which approximately 45,000 square feet is dedicated to office space and the remaining square footage is used for finished goods warehousing and distribution. In connection with the planned relocations, in September 2014 we sold the building that houses our principal executive offices and distribution facility in a sale and leaseback arrangement. Under the agreement we may continue to occupy the premises and operate our business through June 30, 2015, with an option to extend the leaseback for up to six additional months. In December 2013 we entered into a ten month lease, with renewal options for two successive three month terms, for 8,000 square feet of office space in a facility located at 4747 South Broad Street, Philadelphia, Pennsylvania in the Philadelphia Naval Business Center (“Navy Yard”). We previously had a lease that expired in February 2014 for 69,000 square feet of space in the Navy Yard, which we used for some finished goods warehousing and distribution, and office space. Since our previous Navy Yard lease term ended in February 2014, we temporarily relocated our Navy Yard operations, partly to our principal office and distribution center in Philadelphia and partly to temporary office space in the Navy Yard in close proximity to our previous Navy Yard facility, until our new facilities are ready for occupancy. We have since amended the lease to extend the initial term through January 2015. From time to time we have also utilized third-party warehousing services in the Philadelphia, Pennsylvania area when we had increased storage requirements. These services essentially operated on a month-to-month basis. Our facilities are subject to state and local regulations that range from building codes to health and safety regulations.

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

As of September 30, 2014 the following numbers of store leases are set to expire during our fiscal year end change transition period from October 1, 2014 to January 31, 2015 and our future fiscal years ending on the Saturday nearest January 31 of each year, as listed in the table below. We do not expect the expiration of any leases to have a material adverse impact on our business or operations.

Fiscal Year Leases Expire	Number of Stores

October 1, 2014 to January 31, 2015	74
2015	120
2016	69
2017	74
2018	59
2019 and later	172
Total	568

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

Our common stock is traded on the Nasdaq Global Market under the symbol “DEST.” The following table sets forth for the periods indicated below the reported high and low sales prices of our common stock, as reported on the Nasdaq Global Market, and the per share amount of cash dividends paid on our common stock:

	Market Prices		Dividends Declared and Paid
	High	Low

Fiscal Year Ended September 30, 2014:
Quarter ended December 31, 2013	$32.98	$28.69	$0.1875
Quarter ended March 31, 2014	30.27	24.72	0.2000
Quarter ended June 30, 2014	28.81	22.00	0.2000
Quarter ended September 30, 2014	25.01	15.37	0.2000

Fiscal Year Ended September 30, 2013:
Quarter ended December 31, 2012	$22.47	$17.99	$0.1750
Quarter ended March 31, 2013	23.90	21.33	0.1750
Quarter ended June 30, 2013	25.86	21.91	0.1875
Quarter ended September 30, 2013	32.77	24.74	0.1875

As of December 5, 2014 there were 1,347 holders of record and 3,107 estimated beneficial holders of our common stock.

During fiscal 2014 and 2013 we paid cash dividends of approximately $10.8 million (reflecting a total of $0.7875 per share) and $9.8 million (reflecting a total of $0.725 per share), respectively. On November 13, 2014 we declared a quarterly cash dividend of $0.20 per share payable on December 26, 2014, which will require approximately $2.7 million of available cash. Based on our current quarterly dividend rate of $0.20 per share, we project we will pay approximately $11.1 million of cash dividends for the next twelve months. The terms of our credit facility provide certain restrictions on our ability to declare dividends and limit the amount of dividends we may pay on our common stock. The dividends declared and paid by us met all requirements under the terms of our credit facility, however, any future payment of dividends will be at the discretion of our Board of Directors and will be based upon certain restrictive financial covenants in our credit facility, earnings, capital requirements and our financial condition, among other factors (including tax considerations), at the time any such dividend is considered.

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

The following table provides information about purchases by us during the quarter ended September 30, 2014 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
July 1 to July 31, 2014	74	$22.62	—	$10,000,000
August 1 to August 31, 2014	18,258	$19.69	—	$10,000,000
September 1 to September 30, 2014	408	$18.80	—	$10,000,000
Total	18,740	$19.68	—	$10,000,000

(1)

Represents shares repurchased directly from certain employees to satisfy income tax withholding obligations for such employees in connection with stock options that were exercised and restricted stock awards that vested during the period.

(2)

Our Board of Directors has approved a program to repurchase up to $10.0 million of our outstanding common stock. Under the program, we may repurchase shares from time to time through solicited or unsolicited transactions in the open market or in negotiated or other transactions. In July 2014 our Board of Directors extended our authorized stock repurchase program from July 31, 2014 to July 31, 2016. No shares have been repurchased under this program as of September 30, 2014.

Stock Price Performance Graph

The graph below compares the cumulative total stockholder return on our common stock for the period from September 30, 2009 to September 30, 2014 with the cumulative total return of the Standard & Poor’s 500 Index and the Standard & Poor’s 500 Apparel Retail Index. The comparison assumes $100 was invested on September 30, 2009 in our common stock and in each of the foregoing indices and assumes reinvestment of dividends. The stock performance shown in the graph is not intended to forecast or be indicative of future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Destination Maternity Corporation, the S&P 500 Index

and the S&P 500 Apparel Retail Index

$500
$400
$300
$200
$100
$0
9/30/09
9/30/10
9/30/11
9/30/12
9/30/13
9/30/14
Destination Maternity Corporation
S&P 500 Index
S&P 500 Apparel Retail Index

Fiscal year ending September 30:

	2009	2010	2011	2012	2013	2014

Destination Maternity Corporation	$100.00	$181.58	$146.29	$220.61	$386.20	$194.22
S&P 500 Index	$100.00	$110.16	$111.42	$145.08	$173.14	$207.30
S&P 500 Apparel Retail Index	$100.00	$118.36	$148.86	$231.65	$282.19	$300.42

Item 6.	Selected Consolidated Financial and Operating Data

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

	Year Ended September 30,
	2014	2013	2012	2011	2010
	(in thousands, except per share amounts)

Consolidated Statement of Operations Data:
Net sales	$516,959	$540,259	$541,476	$545,394	$531,192
Cost of goods sold	247,501	249,298	250,765	248,497	240,166
Gross profit	269,458	290,961	290,711	296,897	291,026
Selling, general and administrative expenses	250,253	252,026	255,623	257,421	251,653
Store closing, asset impairment and asset disposal expenses	1,469	1,441	1,983	1,039	2,282
Other charges, net	3,229	—	—	193	5,658
Operating income	14,507	37,494	33,105	38,244	31,433
Interest expense, net	404	532	1,215	2,233	3,300
Loss on extinguishment of debt	—	9	22	37	51
Income before income taxes	14,103	36,953	31,868	35,974	28,082
Income tax provision	3,606	13,010	12,496	12,986	11,253
Net income	$10,497	$23,943	$19,372	$22,988	$16,829
Net income per share—Basic	$0.78	$1.80	$1.48	$1.79	$1.37
Average shares outstanding—Basic	13,451	13,272	13,096	12,820	12,304
Net income per share—Diluted	$0.77	$1.78	$1.46	$1.75	$1.33
Average shares outstanding—Diluted	13,572	13,439	13,267	13,120	12,691

	Year Ended September 30,
	2014	2013	2012	2011	2010
	(unaudited; in thousands, except operating data, ratios and per share amounts)

Operating Data:
Comparable sales increase (decrease) – reported basis (1) (2) (3)	(3.7)%	2.6%	(0.3)%	0.1%	(3.4)%
Comparable sales increase (decrease) – adjusted for calendar timing shift (1) (2) (3)	(3.7)%	3.2%	(0.8)%	0.1%	(3.4)%
Internet sales increase	2.6%	13.3%	26.2%	28.3%	32.3%
Average net sales per gross square foot (4)	$272	$278	$270	$275	$273
Average net sales per store (4)	$579,000	$594,000	$575,000	$566,000	$551,000
Gross store square footage at period end (5)	1,233,000	1,285,000	1,330,000	1,376,000	1,445,000
Gross retail location square footage at period end (6)	1,855,000	1,903,000	1,959,000	2,078,000	1,750,000
Number of retail locations at period end:
Motherhood Maternity stores	454	476	507	535	567
A Pea in the Pod stores	25	31	36	43	56
Destination Maternity stores	89	89	82	80	75
Total stores	568	596	625	658	698
Leased departments	1,326	1,311	1,383	1,694	1,027
Total retail locations	1,894	1,907	2,008	2,352	1,725

Other Consolidated Financial Data:
Adjusted EBITDA (7) (8)	$30,556	$54,003	$49,898	$54,395	$48,347
Adjusted EBITDA margin (adjusted EBITDA as a percentage of net sales) (8)	5.9%	10.0%	9.2%	10.0%	9.1%
Adjusted EBITDA before other charges (7) (8)	36,768	54,003	49,898	54,588	54,005
Adjusted EBITDA margin before other charges (8)	7.1%	10.0%	9.2%	10.0%	10.2%
Adjusted net income (8)	10,700	22,733	19,386	22,369	20,375
Adjusted net income per share—Diluted (8)	0.79	1.69	1.46	1.70	1.61
Cash flows provided by operating activities	25,845	42,153	42,697	21,443	25,974
Cash flows used in investing activities	(29,544)	(16,022)	(9,521)	(11,079)	(12,241)
Cash flows used in financing activities	(8,279)	(23,926)	(26,073)	(19,699)	(9,726)
Capital expenditures	(40,185)	(15,059)	(9,256)	(12,270)	(10,448)

Consolidated Balance Sheet Data (at end of period):
Cash and cash equivalents	$12,580	$24,555	$22,376	$15,285	$24,633
Working capital	56,276	75,276	63,316	75,984	63,650
Total assets	230,533	207,981	199,644	198,772	205,154
Total debt	—	—	15,257	31,342	45,161
Net cash (debt) (8) (9)	12,580	24,555	7,119	(16,057)	(20,528)
Stockholders’ equity	125,521	122,633	104,972	92,695	71,598

(1)	Comparable sales figures represent comparable store sales and Internet sales.
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

(3)

We report sales on a calendar period basis, rather than on a “4-5-4 retail fiscal calendar” where each fiscal period starts on a Sunday and ends on a Saturday.  Thus, for each calendar-based fiscal year, there is a “days adjustment calendar shift” which may help or hurt reported calendar-based fiscal year sales and comparable sales due to different days of the week typically contributing more sales than other days of the week.  In order to quantify and eliminate the effect on reported comparable sales results of the “days adjustment calendar shift”, we also present comparable sales on a calendar-adjusted basis.  For example, for fiscal 2014 calendar-adjusted comparable sales were measured for the period Tuesday October 1, 2013 through Tuesday September 30, 2014 compared to the period Tuesday October 2, 2012 through Tuesday October 1, 2013.

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

(8)

Other Consolidated Financial and Consolidated Balance Sheet Data contain non-GAAP financial measures and ratios within the meaning of the SEC’s Regulation G, including: (i) Adjusted EBITDA, (ii) Adjusted EBITDA margin, (iii) Adjusted EBITDA before other charges, (iv) Adjusted EBITDA margin before other charges, (v) Adjusted net income, (vi) Adjusted net income per share-Diluted, and (vii) Net cash (debt). We believe that each of these non-GAAP financial measures and ratios provides useful information about our results of operations and/or financial position to both investors and management. Each non-GAAP financial measure and ratio is provided because we believe it is an important measure of financial performance used in the retail industry to measure operating results, to determine the value of companies within the industry and to define standards for borrowing from institutional lenders. We use each of these non-GAAP financial measures and ratios as a measure of the performance of the Company. We provide these non-GAAP financial measures and ratios to investors to assist them in performing their analysis of our historical operating results. The non-GAAP financial measures and ratios included in Other Consolidated Financial Data reflect a measure of our operating results before consideration of certain charges or credits, when applicable, and consequently, none of these measures and ratios should be construed as an alternative to net income or operating income as an indicator of our operating performance, or as an alternative to cash flows from operating activities as a measure of our liquidity, as determined in accordance with generally accepted accounting principles. We may calculate each of these non-GAAP financial measures and ratios differently than other companies. With respect to the non-GAAP financial measures included in Other Consolidated Financial Data, we have presented below a reconciliation of the non-GAAP financial measures to the most directly comparable GAAP financial measures.

(9)	Net cash (debt) represents cash and cash equivalents minus total debt.

Reconciliation of Net Income to Adjusted EBITDA

and Adjusted EBITDA Before Other Charges

(in thousands)

(unaudited)

	Year Ended September 30,
	2014	2013	2012	2011	2010

Net income	$10,497	$23,943	$19,372	$22,988	$16,829
Add: income tax provision	3,606	13,010	12,496	12,986	11,253
Add: interest expense, net	404	532	1,215	2,233	3,300
Add: loss on extinguishment of debt	—	9	22	37	51
Operating income	14,507	37,494	33,105	38,244	31,433
Add: depreciation and amortization expense	15,197	12,424	12,445	12,769	12,917
Add: loss on impairment of long-lived assets	1,136	786	1,876	768	1,865
Add: (gain) loss on disposal of assets	(4,031)	528	115	270	196
Add: stock-based compensation expense	3,747	2,771	2,357	2,344	1,936
Adjusted EBITDA	30,556	54,003	49,898	54,395	48,347
Add: other charges (1)	6,212	—	—	193	5,658
Adjusted EBITDA before other charges	$36,768	$54,003	$49,898	$54,588	$54,005
Adjusted EBITDA margin	5.9%	10.0%	9.2%	10.0%	9.1%
Adjusted EBITDA margin before other charges	7.1%	10.0%	9.2%	10.0%	10.2%

(1)

For fiscal 2014 other charges excludes accelerated depreciation expense of $1,127 (included in depreciation and amortization expense above) and gain on sale of building of $4,110 (included in gain on disposal of assets above).

Reconciliation of Net Income to Adjusted Net Income and

Net Income Per Share – Diluted to Adjusted Net Income Per Share – Diluted

(in thousands, except per share amounts)

(unaudited)

	Year Ended September 30,
	2014	2013	2012	2011	2010

Net income	$10,497	$23,943	$19,372	$22,988	$16,829
Add: other charges, net of tax (1)	2,027	—	—	120	3,514
Add: loss on extinguishment of debt, net of tax (2)	—	6	14	23	32
Less: reductions of state income tax expense, net of federal expense, related to settlements of uncertain income tax positions	(1,824)	—	—	(762)	—
Less: recognition of state income tax benefits resulting from regulation changes	—	(1,216)	—	—	—
Adjusted net income	$10,700	$22,733	$19,386	$22,369	$20,375
Net income per share—Diluted	$0.77	$1.78	$1.46	$1.75	$1.33
Average shares outstanding—Diluted	13,572	13,439	13,267	13,120	12,691
Adjusted net income per share—Diluted	$0.79	$1.69	$1.46	$1.70	$1.61
Average shares outstanding—Diluted	13,572	13,439	13,267	13,120	12,691

(1)

For fiscal 2014, 2011 and 2010 other charges is net of income tax benefit of $1,202, $73 and $2,144, respectively, which represents the difference in income tax provision calculated with and without the specified pretax expense.

(2)

For fiscal 2013, 2012, 2011 and 2010 loss on extinguishment of debt is net of income tax benefit of $3, $8, $14 and $19, respectively, which represents the difference in income tax provision calculated with and without the specified pretax expense.

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following discussion should be read in conjunction with the consolidated financial statements and their related notes included elsewhere in this report.

We are the leading designer and retailer of maternity apparel in the United States with 1,894 retail locations, including 568 stores in the United States, Puerto Rico and Canada, and 1,326 leased departments located within department stores and baby specialty stores throughout the United States and Puerto Rico. We are also the exclusive provider of maternity apparel to Kohl’s, which operates approximately 1,163 stores throughout the United States and offers maternity apparel in a significant number of its stores. We operate our stores under the Motherhood Maternity, A Pea in the Pod and Destination Maternity retail nameplates. We are the exclusive maternity apparel provider in each of our leased department locations. We also sell merchandise on the Internet, primarily through DestinationMaternity.com and our various brand-specific websites. We have store franchise and product supply relationships in the Middle East, South Korea, Mexico and Israel. In November 2013 we announced our expansion into Mexico through a franchise agreement with the largest department store company in Mexico. Also in November 2013 we announced that we were unable to reach mutual agreement on acceptable renewal terms with our franchisee for India and, thus, this franchise relationship, which began in April 2009 and which covered 110 maternity shop-in-shops and one franchise store, ended in March 2014. The discontinuation of our India franchise relationship did not have a significant impact on our financial results. In October 2014 we announced our expansion into Israel through a franchise agreement with one of Israel's largest and dominant fashion-retail chains. As of September 30, 2014 we have 78 international franchised locations, comprised of 19 stand-alone stores in the Middle East, South Korea and Mexico operated under one of our retail nameplates, and 59 shop-in-shop locations in South Korea and Mexico, in which we have a Company branded department operated by our franchise partners within other retail stores. We design and contract manufacture over 90% of the merchandise we sell using sewing factories located throughout the world, predominantly outside of the United States. Substantially all of the merchandise produced outside of the United States is paid for in United States dollars.

In assessing the performance of our business, we consider a variety of operational and financial measures. The key measures for determining how our business is performing are net income determined in accordance with generally accepted accounting principles (“net income”) and the corresponding net income (or earnings) per share (diluted), net income before certain charges or credits, when applicable, such as other charges, loss on extinguishment of debt and certain infrequent income tax adjustments (“adjusted net income”) and the corresponding earnings per share (diluted), Adjusted EBITDA, net sales, and comparable sales (which consists of comparable store sales and Internet sales). Adjusted EBITDA represents operating income before deduction for the following non-cash charges: 1) depreciation and amortization expense, 2) loss on impairment of tangible and intangible assets, 3) (gain) loss on disposal of assets, and 4) stock-based compensation expense.

Following is a summary of our fiscal 2014 results with regard to each of the key measures noted above:

Fiscal 2014 Financial Results

—

Net income for fiscal 2014 was $10.5 million, a decrease compared to net income of $23.9 million for fiscal 2013. Diluted earnings per share for fiscal 2014 was $0.77, a decrease compared to diluted earnings per share of $1.78 for fiscal 2013.

—

Net income for fiscal 2014 includes total other charges of $2.0 million, net of tax, or $0.15 per diluted share, comprised of: 1) $1.3 million, net of tax, or $0.09 per diluted share, related to the Company’s planned relocations of its headquarters and distribution facilities, 2) $0.6 million, net of tax, or $0.05 per diluted share, related to the Company’s proposed business combination with Mothercare plc, which was withdrawn on July 25, 2014, 3) $2.6 million, net of tax, or $0.20 per diluted share, related to management and organizational changes initiated by the Company during the fourth quarter of fiscal 2014, and 4) a gain of $2.5 million, net of tax, or $0.19 per diluted share, from the sale of the Company’s current headquarters/distribution facility. Net income for fiscal 2014 also includes reductions of state income tax expense, net of federal expense, of $1.8 million, or $0.13 per diluted share, related to settlements of uncertain income tax positions. Net income for fiscal 2013 included a reduction of state income tax expense, net of federal expense, of $1.2 million, or $0.09 per diluted share, for the recognition of tax benefits in fiscal 2013 resulting from changes in certain state income tax regulations.

—

Adjusted net income for fiscal 2014 was $10.7 million, a decrease compared to comparably adjusted net income of $22.7 million for fiscal 2013. Adjusted diluted earnings per share for fiscal 2014 was $0.79, a decrease compared to adjusted diluted earnings per share of $1.69 for fiscal 2013.

—	Adjusted EBITDA was $30.6 million for fiscal 2014, a decrease compared to $54.0 million of Adjusted EBITDA for fiscal 2013.
—	Net sales for fiscal 2014 decreased 4.3% to $517.0 million from $540.3 million for fiscal 2013.

—

Comparable sales (which include Internet sales) for fiscal 2014 decreased 3.7% versus a comparable sales increase of 2.6% for fiscal 2013. Adjusting for the calendar timing shift, as described in Item 6 in this report, our calendar-adjusted comparable sales decreased 3.7% for fiscal 2014 and increased 3.2% for fiscal 2013.

Results of Operations

The following table sets forth certain operating data from our consolidated statements of income as a percentage of net sales and as a percentage change for the periods indicated:

	% of Net Sales (1)			% Period to Period Favorable (Unfavorable)
	Year Ended September 30,			Year Ended September 30,
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012

Net sales	100.0%	100.0%	100.0%	(4.3)%	(0.2)%
Cost of goods sold (2)	47.9	46.1	46.3	0.7	0.6
Gross profit	52.1	53.9	53.7	(7.4)	0.1
Selling, general and administrative expenses (3)	48.4	46.6	47.2	0.7	1.4
Store closing, asset impairment and asset disposal expenses	0.3	0.3	0.4	(1.9)	27.3
Other charges, net	0.6	—	—	N.M.	—
Operating income	2.8	6.9	6.1	(61.3)	13.3
Interest expense, net	0.1	0.1	0.2	24.1	56.2
Loss on extinguishment of debt	—	0.0	0.0	100.0	59.1
Income before income taxes	2.7	6.8	5.9	(61.8)	16.0
Income tax provision	0.7	2.4	2.3	72.3	(4.1)
Net income	2.0%	4.4%	3.6%	(56.2)%	23.6%

N.M.—Not meaningful

(1)	Components may not add to total due to rounding.
(2)

Cost of goods sold includes merchandise costs (including customs duty expenses), expenses related to inventory shrinkage, product-related corporate expenses (including expenses related to our payroll, benefit costs and operating expenses of our buying departments), inventory reserves (including lower of cost or market reserves), inbound freight charges, purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs, and the other costs of our distribution network.

(3)

Selling, general and administrative expenses includes advertising and marketing expenses, corporate administrative expenses, store expenses (including store payroll and store occupancy expenses), and store opening expenses.

The following tables set forth certain information regarding the number of our retail locations and international franchised locations, for the fiscal years indicated. Retail locations include stores and leased maternity apparel departments and exclude locations where Kohl’s sells our products under an exclusive product and license agreement, and international franchised locations.

	Year Ended September 30,
	2014			2013			2012
Retail Locations (1)	Stores	Leased Departments	Total Retail Locations	Stores	Leased Departments	Total Retail Locations	Stores	Leased Departments	Total Retail Locations

Beginning of period	596	1,311	1,907	625	1,383	2,008	658	1,694	2,352
Opened	22	43	65	15	74	89	8	13	21
Closed	(50)	(28)	(78)	(44)	(146)	(190)	(41)	(324)	(365)
End of period	568	1,326	1,894	596	1,311	1,907	625	1,383	2,008

(1)	Excludes locations where Kohl’s sells our products under an exclusive product and license agreement, and international franchised locations.

	Year Ended September 30,
	2014			2013			2012
International Franchised Locations (1)	Stores	Shop-in- Shop Locations	Total International Franchised Locations	Stores	Shop-in- Shop Locations	Total International Franchised Locations	Stores	Shop-in- Shop Locations	Total International Franchised Locations

Beginning of period	20	123	143	16	103	119	15	51	66
Opened	2	56	58	5	30	35	2	54	56
Closed (1)	(3)	(120)	(123)	(1)	(10)	(11)	(1)	(2)	(3)
End of period (1)	19	59	78	20	123	143	16	103	119

(1)	During March 2014 one store and 116 shop-in-shop locations operated by our former India franchisee were closed.

Year Ended September 30, 2014 Compared to Year Ended September 30, 2013

Net Sales.    Our net sales for fiscal 2014 decreased by 4.3% or $23.3 million, to $517.0 million from $540.3 million for fiscal 2013. Comparable sales decreased 3.7% during fiscal 2014 versus a comparable sales increase of 2.6% during fiscal 2013. Adjusting for the calendar timing shift, as described in Item 6 in this report, our calendar-adjusted comparable sales decreased 3.7% for fiscal 2014 and increased 3.2% for fiscal 2013. The decrease in total reported sales for fiscal 2014 compared to fiscal 2013 resulted primarily from the decrease in comparable sales and decreased sales related to our continued efforts to close underperforming stores (see our discussion in Item 1. Business regarding our store “prunings”). We attribute the comparable sales decrease to a number of factors, including a continued difficult overall economic and retail environment, which resulted in decreased store traffic, and weaker consumer reception than expected to the Company’s merchandise assortments, resulting in both lower unit sales and higher than planned price promotional and markdown activity.

As of September 30, 2014 we operated a total of 568 stores and 1,894 total retail locations: 454 Motherhood Maternity stores (including 90 Motherhood Maternity Outlet stores), 25 A Pea in the Pod stores, 89 Destination Maternity stores, and 1,326 leased maternity apparel departments, of which 491 were in Sears stores under the Two Hearts Maternity brand and the balance were in other department stores and baby specialty stores. In addition, our Oh Baby by Motherhood collection is available at Kohl’s stores throughout the United States. In comparison, as of September 30, 2013 we operated a total of 596 stores and 1,907 total retail locations: 476 Motherhood Maternity stores (including 86 Motherhood Maternity Outlet stores), 31 A Pea in the Pod stores, 89 Destination Maternity stores, and 1,311 leased maternity apparel departments. As of September 30, 2014 our store total included 89 multi-brand Destination Maternity nameplate stores, including 52 Destination Maternity combo stores and 37 Destination Maternity superstores. In comparison, as of September 30, 2013 we operated 89 multi-brand Destination Maternity nameplate stores, including 56 Destination Maternity combo stores and 33 Destination Maternity superstores. During fiscal 2014 we opened 22 stores, including eight Destination Maternity nameplate stores, and closed 50 stores, with nine of these store closings related to Destination Maternity nameplate store openings. In addition, during fiscal 2014 we opened 43 leased department locations and closed 28 leased department locations.

Gross Profit.     Our gross profit for fiscal 2014 decreased by 7.4%, or $21.5 million, to $269.5 million compared to $291.0 million for fiscal 2013, and our gross profit as a percentage of net sales (gross margin) for fiscal 2014 was 52.1% compared to 53.9% for fiscal 2013. The decrease in gross profit for fiscal 2014 compared to fiscal 2013 was primarily due to lower sales volume and our lower gross margin, reflecting higher than planned price promotional and markdown activity to spur sales and more aggressively manage inventory, including $1.3 million of inventory writedowns at September 30, 2014 for the planned disposal of certain out of season merchandise.

Selling, General and Administrative Expenses.     Our selling, general and administrative expenses for fiscal 2014 decreased by 0.7%, or approximately $1.7 million, to $250.3 million from $252.0 million for fiscal 2013. As a percentage of net sales, selling, general and administrative expenses increased to 48.4% for fiscal 2014 compared to 46.6% for fiscal 2013. This decrease in expense for fiscal 2014 compared to fiscal 2013 resulted primarily from lower expenses (primarily payroll and occupancy costs) driven by our continued closure of underperforming stores, and lower variable incentive compensation expense, partially offset by higher expenses for corporate payroll, advertising and marketing to drive increased sales, and depreciation from capital expenditures for store facilities. The increase in expense percentage for fiscal 2014 reflects the unfavorable leverage from our decreased sales due to the relatively fixed nature of most of our expenses.

Store Closing, Asset Impairment and Asset Disposal Expenses.     Our store closing, asset impairment and asset disposal expenses for fiscal 2014 increased by approximately $0.1 million, to $1.5 million from $1.4 million for fiscal 2013, reflecting higher impairment charges for write-downs of long-lived assets substantially offset by lower charges related to store closings.

Other Charges, Net.     During fiscal 2014 we incurred other charges, net of $3.2 million related to the relocations of our headquarters and distribution facilities, a proposed business combination, and management and organizational changes initiated during the fourth quarter of fiscal 2014. Other charges related to our previously announced plans to relocate our corporate headquarters and distribution operations from Philadelphia, Pennsylvania to southern New Jersey were $2.0 million, primarily for accelerated depreciation and non-cash pre-opening rent expense for the new headquarters building, offset by a gain of $4.1 million on the sale of our current headquarters/distribution facility. Other charges related to our proposed business combination with Mothercare plc, which was withdrawn on July 25, 2014, were $1.0 million, reflecting legal and other professional fees. Other charges related to management and organizational changes were $4.3 million, primarily for severance and other benefits in connection with the resignation of our former CEO.  We did not incur other charges in fiscal 2013.

Operating Income.      Our operating income for fiscal 2014 was $14.5 million compared to $37.5 million of operating income for fiscal 2013. Operating income as a percentage of net sales for fiscal 2014 decreased to 2.8% from 6.9% for fiscal 2013. The decrease in operating income and operating income percentage was primarily due to our lower sales and gross profit and to a much lesser extent, the other charges for our relocations, proposed business combination, and management and organizational changes, which were partially offset by lower selling, general and administrative expenses.

Interest Expense, Net.     Our net interest expense for fiscal 2014 decreased by 24.1%, or $0.1 million, to $0.4 million from $0.5 million in fiscal 2013. This slight decrease was due to repayment of the remaining $13.4 million of our Term Loan during the first quarter of fiscal 2013 and repayment of our IRB during the third quarter of fiscal 2013.

Loss on Extinguishment of Debt.     In November 2012 we prepaid the remaining $13.4 million of our outstanding Term Loan. The $13.4 million Term Loan prepayment resulted in a pretax charge of $9,000 in fiscal 2013, representing the write-off of unamortized deferred financing costs.

Income Taxes.     For fiscal 2014 our effective tax rate was 25.6% compared to 35.2% for fiscal 2013. Our effective tax rate for fiscal 2014 was lower than the statutory federal tax rate of 35% primarily due to reductions of state income tax expense, net of federal expense, of $1.8 million, or $0.13 per diluted share, recorded in fiscal 2014, which were related to settlements of uncertain income tax positions. Our effective tax rate for fiscal 2013 was slightly higher than the statutory federal tax rate of 35% primarily due to the effect of state income taxes, net of federal tax benefit, and to a lesser extent, additional income tax expense (including interest and penalties) recognized as required by the accounting standard for uncertain income tax positions, largely offset by the recognition of the estimated tax benefit of certain state net operating loss carryforwards. Income tax expense for fiscal 2013 included a reduction of state income tax expense, net of federal expense, of $1.2 million, or $0.09 per diluted share, for the estimated carryforward tax benefit of certain state net operating losses based upon changes in applicable state income tax regulations, which was recognized in the fourth quarter of fiscal 2013. See Note 15 of the Notes to Consolidated Financial Statements, included elsewhere in this report, for the reconciliation of the statutory federal income tax rate to our effective tax rate.

Net Income.     Net income for fiscal 2014 was $10.5 million, or $0.77 per share (diluted), compared to net income of $23.9 million, or $1.78 per share (diluted) for fiscal 2013. Net income for fiscal 2014 includes total other charges of $2.0 million, net of tax, or $0.15 per diluted share, comprised of: 1) $1.3 million, net of tax, or $0.09 per diluted share, related to the Company’s planned relocations of its headquarters and distribution facilities, 2) $0.6 million, net of tax, or $0.05 per diluted share, related to the Company’s proposed business combination with Mothercare plc, which was withdrawn on July 25, 2014, 3) $2.6 million, net of tax, or $0.20 per diluted share, related to management and organizational changes initiated by the Company during the fourth quarter of fiscal 2014, and 4) a gain of $2.5 million, net of tax, or $0.19 per diluted share, from the sale of the Company’s current headquarters/distribution facility. Net income for fiscal 2014 also includes reductions of state income tax expense, net of federal expense, of $1.8 million, or $0.13 per diluted share, related to settlements of uncertain income tax positions.  Net income for fiscal 2013 included a reduction of state income tax expense, net of federal expense, of $1.2 million, or $0.09 per diluted share, for the recognition of tax benefits in fiscal 2013 resulting from changes in certain state income tax regulations. Before these charges or credits, our fiscal 2014 adjusted net income was $10.7 million or $0.79 per share (diluted) compared to $22.7 million or $1.69 per share (diluted) for fiscal 2013.

Our average diluted shares outstanding of 13.6 million for fiscal 2014 was 1.0% higher than the 13.4 million average diluted shares outstanding for fiscal 2013. The increase in average shares outstanding reflects the higher shares outstanding in fiscal 2014 compared to fiscal 2013, primarily as a result of the exercise of stock options and vesting of restricted stock.

Following is a reconciliation of net income and net income per share (diluted) (“Diluted EPS”) to adjusted net income and adjusted Diluted EPS for the years ended September 30, 2014 and 2013 (in thousands, except per share amounts):

	Year Ended September 30, 2014			Year Ended September 30, 2013
	Net Income	Diluted Shares	Diluted EPS	Net Income	Diluted Shares	Diluted EPS

As reported	$10,497	13,572	$0.77	$23,943	13,439	$1.78
Add: other charges for relocations, net of tax (1)	1,271	—		—	—
Add: other charges for proposed business combination, net of tax (2)	645	—		—	—
Add: other charges for management and organizational changes, net of tax (3)	2,651	—		—	—
Less: gain on sale of building, net of tax (4)	(2,540)	—		—	—
Add: loss on extinguishment of debt, net of tax (5)	—	—		6	—
Less: reductions of state income tax expense, net of federal expense, related to settlements of uncertain income tax positions	(1,824)	—		—	—
Less: recognition of state income tax benefits resulting from regulation changes	—	—		(1,216)	—
As adjusted	$10,700	13,572	$0.79	$22,733	13,439	$1.69

(1)	Other charges for relocations is net of income tax benefit of $767, which represents the difference in income tax provision calculated with and without the specified pretax expense.
(2)	Other charges for proposed business combination is net of income tax benefit of $400, which represents the difference in income tax provision calculated with and without the specified pretax expense.
(3)

Other charges for management and organizational changes is net of income tax benefit of $1,605, which represents the difference in income tax provision calculated with and without the specified pretax expense.

(4)	Gain on sale of building is net of income tax expense of $1,570, which represents the difference in income tax provision calculated with and without the specified pretax income.
(5)	Loss on extinguishment of debt is net of income tax benefit of $3, which represents the difference in income tax provision calculated with and without the specified pretax expense.

Year Ended September 30, 2013 Compared to Year Ended September 30, 2012

Net Sales.    Our net sales for fiscal 2013 decreased by 0.2% or $1.2 million, to $540.3 million from $541.5 million for fiscal 2012. Comparable sales increased 2.6% during fiscal 2013 versus a comparable sales decrease of 0.3% during fiscal 2012. Adjusting for the calendar timing shift, as described in Item 6 in this report, our calendar-adjusted comparable sales increased 3.2% for fiscal 2013 and decreased 0.8% for fiscal 2012. Our Internet sales, which are included in comparable sales, increased 13.3% for fiscal 2013, on top of a 26.2% increase for fiscal 2012. The decrease in total reported sales for fiscal 2013 compared to fiscal 2012 resulted primarily from decreased sales related to our continued efforts to close underperforming stores in fiscal 2013 compared to fiscal 2012 (see our discussion in Item 1. Business regarding our store “prunings”) and decreased sales due to the closure of all of our remaining leased departments within Babies“R”Us stores during the month of October 2012 (see our discussion in Item 1A. Risk Factors regarding the discontinuation of our Babies“R”Us relationship). These decreases were substantially offset by the increase in comparable sales and increased sales from our licensed brand relationship. The increase in comparable sales for fiscal 2013 (including our increase in Internet sales) was primarily from higher unit sales driven by our progress on initiatives to help drive sales growth, including our initiatives to enhance our merchandise assortments, merchandise presentation, store environment and customer experience.

As of September 30, 2013 we operated a total of 596 stores and 1,907 total retail locations: 476 Motherhood Maternity stores (including 86 Motherhood Maternity Outlet stores), 31 A Pea in the Pod stores, 89 Destination Maternity stores, and 1,311 leased maternity apparel departments, of which 502 were in Sears stores under the Two Hearts Maternity brand and the balance were in other department stores and baby specialty stores. In addition, our Oh Baby by Motherhood collection is available at Kohl’s stores throughout the United States. In comparison, as of September 30, 2012 we operated a total of 625 stores and 2,008 total retail locations: 507 Motherhood Maternity stores (including 84 Motherhood Maternity Outlet stores), 36 A Pea in the Pod stores, 82 Destination Maternity stores, and 1,383 leased maternity apparel departments. As of September 30, 2013 our store total included 89 multi-brand Destination Maternity nameplate stores, including 56 Destination Maternity combo stores and 33 Destination Maternity superstores. In comparison, as of September 30, 2012 we operated 82 multi-brand Destination Maternity nameplate stores, including 50 Destination Maternity combo stores and 32 Destination Maternity superstores. During fiscal 2013 we opened 15 stores, including nine Destination Maternity nameplate stores, and closed 44 stores, with 14 of these store closings related to Destination Maternity nameplate store openings. In addition, during fiscal 2013 we opened 74 leased department locations and closed 146 leased department locations.

Gross Profit.     Our gross profit for fiscal 2013 increased by 0.1%, or $0.3 million, to $291.0 million compared to $290.7 million for fiscal 2012, and our gross margin for fiscal 2013 was 53.9% compared to 53.7% for fiscal 2012. The increase in gross profit for fiscal 2013 compared to fiscal 2012 was due to our higher gross margin. The increase in gross margin for fiscal 2013 compared to fiscal 2012 was primarily due to lower product costs.

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

Loss on Extinguishment of Debt.     In November 2012 we prepaid the remaining $13.4 million of our outstanding Term Loan. The $13.4 million Term Loan prepayment resulted in a pretax charge of $9,000 in fiscal 2013, representing the write-off of unamortized deferred financing costs. During fiscal 2012 we prepaid $15.0 million principal amount of our outstanding Term Loan, which resulted in pretax charges of $22,000, representing the write-off of unamortized deferred financing costs.

Income Taxes.     Income tax expense for fiscal 2013 includes a reduction of state income tax expense, net of federal expense, of $1.2 million, or $0.09 per diluted share, for the estimated carryforward tax benefit of certain state net operating losses based upon recently enacted changes in applicable state income tax regulations, which was recognized in the fourth quarter of fiscal 2013. For fiscal 2013 our effective tax rate was 35.2% compared to 39.2% for fiscal 2012. Our effective tax rate for fiscal 2013 was slightly higher than the statutory federal tax rate of 35% primarily due to the effect of state income taxes, net of federal tax benefit, and to a lesser extent, additional income tax expense (including interest and penalties) recognized as required by the accounting standard for uncertain income tax positions, largely offset by the recognition of the estimated tax benefit of the state net operating loss carryforwards. Our effective tax rate for fiscal 2012 was higher than the statutory federal tax rate of 35% primarily due to the effect of state income taxes, net of federal tax benefit, and to a lesser extent, additional income tax expense (including interest and penalties) recognized as required by the accounting standard for uncertain income tax positions. See Note 15 of the Notes to Consolidated Financial Statements, included elsewhere in this report, for the reconciliation of the statutory federal income tax rate to our effective tax rate.

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

Following is a reconciliation of net income and Diluted EPS to adjusted net income and adjusted Diluted EPS for the years ended September 30, 2013 and 2012 (in thousands, except per share amounts):

	Year Ended September 30, 2013			Year Ended September 30, 2012
	Net Income	Diluted Shares	Diluted EPS	Net Income	Diluted Shares	Diluted EPS

As reported	$23,943	13,439	$1.78	$19,372	13,267	$1.46
Add: loss on extinguishment of debt, net of tax (1)	6	—		14	—
Less: recognition of state income tax benefits resulting from regulation changes	(1,216)	—		—	—
As adjusted	$22,733	13,439	$1.69	$19,386	13,267	$1.46

(1)

For fiscal 2013 and 2012 loss on extinguishment of debt is net of income tax benefit of $3 and $8, respectively, which represents the difference in income tax provision calculated with and without the specified pretax expense.

Liquidity and Capital Resources

Our cash needs have primarily been for 1) capital expenditures, including (i) leasehold improvements, fixtures and equipment for new stores, store relocations and remodels of our existing stores, (ii) production equipment and leasehold improvements for the relocations of our distribution operations and corporate headquarters, respectively, and (iii) investment in information systems and technology, 2) debt service, including principal repayments, 3) quarterly cash dividends, and 4) working capital, including inventory to support our business. We have historically financed our capital requirements from cash flows from operations, borrowings under our credit facilities or available cash balances.

Cash and cash equivalents decreased by $12.0 million during fiscal 2014 compared to an increase of $2.2 million during fiscal 2013.

Cash provided by operations of $25.8 million for fiscal 2014 decreased by $16.3 million from $42.2 million for fiscal 2013. This decrease in cash provided by operations versus the prior year was primarily the result of the $13.4 million decrease in net income in fiscal 2014 compared to fiscal 2013, with the remainder of the decrease due to net working capital and other asset/liability changes that provided less cash in fiscal 2014 than was provided in fiscal 2013.

During fiscal 2014 we received $12.5 million cash proceeds from the sale of our current headquarters/distribution facility.  We used cash provided by operations, the proceeds from the building sale and a portion of our available cash to pay for capital expenditures and to pay our quarterly cash dividends. For fiscal 2014 we spent $40.2 million on capital expenditures, including $20.7 million for leasehold improvements, fixtures and equipment for new store facilities, as well as improvements to existing stores, $17.0 million related to the relocations of our corporate headquarters and distribution operations (see below), and $2.5 million for our information systems and distribution and corporate facilities. In fiscal 2014 we paid $10.8 million for our quarterly cash dividends.

Cash provided by operations of $42.2 million for fiscal 2013 decreased by $0.5 million from $42.7 million for fiscal 2012. This decrease in cash provided by operations versus the prior year was primarily the result of net working capital changes that provided less cash in fiscal 2013 than was provided in fiscal 2012, largely offset by higher net income in fiscal 2013 compared to fiscal 2012. The net working capital changes were primarily: 1) an increase in prepaid expenses and other current assets in fiscal 2013 compared to a decrease in fiscal 2012, primarily reflecting timing of federal, state and foreign income tax payments, and 2) an increase in accounts payable, accrued expenses and other liabilities in fiscal 2013 that provided less cash compared to the fiscal 2012 increase, partially offset by 1) a decrease in accounts receivable in fiscal 2013 compared to an increase in fiscal 2012, and 2) a decrease in inventories in fiscal 2013 that provided somewhat more cash compared to the decrease in fiscal 2012.

During fiscal 2013 we used cash provided by operations to fund repayments of long-term debt, to pay for capital expenditures, and to pay our quarterly cash dividends. On November 1, 2012 we prepaid the remaining Term Loan balance of $13.4 million in connection with the execution of our current Credit Facility, and on April 3, 2013, we prepaid the remaining $1.8 million principal amount of our Industrial Revenue Bond (“IRB”) debt. In fiscal 2013 we paid $9.8 million for our quarterly cash dividends. For fiscal 2013 we spent $15.1 million on capital expenditures, including $12.0 million for leasehold improvements, fixtures and equipment for new store facilities, as well as improvements to existing stores, and $3.1 million for our information systems and distribution and corporate facilities. The remaining cash provided by operations during fiscal 2013 was used primarily to increase our available cash.

On November 1, 2012 we entered into a five-year $61.0 million senior secured revolving credit facility (the “Credit Facility”), which replaced our former $55.0 million credit facility (the “Prior Credit Facility”). The Credit Facility consists of two tranches: 1) a senior secured revolving credit and letter of credit facility of up to $55.0 million, (“Tranche A”) and 2) a senior secured first-in-last-out revolving credit facility of up to $6.0 million (“Tranche A-1”). The Credit Facility will mature on November 1, 2017. Upon our request and with the consent of the lender, permitted borrowings under Tranche A may be increased up to an additional $15.0 million, in increments of $2.5 million, up to a Tranche A maximum limit of $70 million. Proceeds from advances under the Credit Facility, with certain restrictions, were permitted to be used to repay our then existing term loan or other debt, and may be used to provide financing for working capital, letters of credit, capital expenditures, dividends, share repurchases and other general corporate purposes. Under the Credit Facility, we are required to maintain minimum Excess Availability (as defined in the related Credit Facility agreement) equal to 10% of the Borrowing Base (as defined in the related Credit Facility agreement). The Credit Facility is secured by a security interest in our trade receivables, inventory, equipment, real estate interests, letter of credit rights, cash, intangibles and certain other assets.

As of September 30, 2014 we had no outstanding borrowings under the Credit Facility and $6.4 million in letters of credit, with $54.6 million of availability under our Credit Facility. As of September 30, 2013 we had no outstanding borrowings under the Credit Facility and $5.7 million in letters of credit, with $55.3 million of availability under our Credit Facility. As of September 30, 2014 Tranche A borrowings under the Credit Facility would have resulted in interest at a rate between approximately 1.66% and 3.75% per annum, and Tranche A-1 borrowings under the Credit Facility would have resulted in interest at a rate between approximately 3.16% and 5.25% per annum. During fiscal 2014 our average level of direct borrowings was less than $0.1 million, and our maximum borrowings at any time were $1.4 million. During fiscal 2013 our average level of direct borrowings (all of which was under the Credit Facility) was $0.2 million, and our maximum borrowings at any time were $6.2 million.

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

During fiscal 2014 and 2013 we paid cash dividends of $10.8 million (or $0.7875 per share) and $9.8 million (or $0.725 per share), respectively. On November 13, 2014 we declared a quarterly cash dividend of $0.20 per share payable on December 26, 2014, which will require approximately $2.7 million of available cash. The $0.20 per share cash dividend, which was initially paid in March 2014, represents a 6.7% increase from our previous quarterly dividend rate of $0.1875 per share, and an annual dividend rate of $0.80 per share compared to our previous annual rate of $0.75 per share. We initiated our quarterly cash dividend in fiscal 2011 and paid our first quarterly dividend of $0.175 per share in March 2011 ($0.70 annual dividend rate). Our current annual dividend rate of $0.80 per share represents a 14.3% increase from our original annual dividend rate of $0.70 per share. Based on our current quarterly dividend rate of $0.20 per share, we project that we will pay $11.1 million of cash dividends during the next twelve months.

In September 2013 we announced our plans to relocate our corporate headquarters and distribution operations from Philadelphia, Pennsylvania to southern New Jersey. To help us offset the costs of these relocations, the Board of the New Jersey Economic Development Authority approved us for an incentive package of $40 million in benefits, over a 10-year period, from the State of New Jersey under the Grow New Jersey Assistance Program. The annual benefit amount available to us is expected to significantly exceed our annual income tax liability to New Jersey.  In order to maximize the realizable value of our incentive package, in December 2013 we entered into an agreement with a third party to sell some or all of our annual available tax credits. Based on this agreement, we project we will realize between $36 and $37 million from the incentive package, subject to our compliance with the requirements of our incentive package under the Grow New Jersey program.  In connection with the planned relocations, in September 2014 we sold the building that houses our principal executive offices and distribution facility in a sale and leaseback arrangement. We received $12.5 million cash proceeds and realized a gain of $4.1 million from the sale. Under the leaseback agreement we may continue to occupy the premises and operate our business through June 30, 2015, with an option to extend the leaseback for up to six additional months. We had capital expenditures associated with these relocations of $17 million in fiscal 2014 and project additional capital expenditures of $21 to $23 million through completion of the relocations in mid-calendar 2015, with nearly $4 million of this amount expected to be offset by construction allowance contributions from the landlord for our new headquarters building. In October 2014 we completed arrangements for $15 million of capital equipment financing through the bank that provides our Credit Facility. Although we incurred some, predominantly non-cash, charges to earnings in fiscal 2014 and expect to incur additional, predominantly non-cash, charges to earnings through mid-calendar 2015 related to the closure of our existing facilities and the preparation for occupancy of our new facilities, we expect to generate ongoing annual cash and earnings benefits from our relocations once we are operating in both our new headquarters and new distribution center facilities. For fiscal 2014 our charges, predominantly non-cash, associated with the facilities relocations, were $2.0 million pretax, or $1.3 million after tax ($0.09 per diluted share), offset by a gain of $4.1 million pretax, or $2.5 million after tax ($0.19 per diluted share), from the sale of the Company’s current headquarters/distribution facility. We project additional predominantly non-cash charges of approximately $2.7 million pretax, or approximately $1.7 million after tax ($0.12 per diluted share) through completion of the relocations in mid-calendar 2015. We project that, once we are operating in both our new headquarters and new distribution center facilities, which we expect to begin during the middle of calendar 2015, our ongoing annualized after-tax earnings benefit from the relocations will be approximately $0.10 per diluted share, and our ongoing annualized after-tax cash benefit from the relocations will be approximately $4 million.

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

Contractual Obligations and Commercial Commitments

We have entered into agreements that create contractual obligations and commercial commitments. These obligations and commitments will have an impact on future liquidity and the availability of capital resources. The tables below set forth a summary of these obligations and commitments as of September 30, 2014 (in thousands):

Contractual Obligations:

		Payments Due by Period
Description	Total Obligations (1)	Less Than One Year	One to Three Years	Three to Five Years	After Five Years

Long-term debt (2)	$15,000	$2,500	$6,000	$6,000	$500
Interest related to long-term debt (2)	665	219	323	122	1
Operating leases (3) (4)	242,195	43,982	68,339	48,075	81,799
Purchase obligations (5)	91,905	91,905	—	—	—
Total contractual cash obligations	$349,765	$138,606	$74,662	$54,197	$82,300

(1)

The amounts in this table exclude obligations under employment agreements. For a discussion of the compensation of our executive officers, see the information contained under the caption “Executive Compensation” in our Proxy Statement, which will be filed with the SEC in connection with the Annual Meeting of Stockholders expected to be held in February 2015.

(2)

Long-term debt includes $15,000 due under a capital equipment financing loan, which was completed in October 2014 through the bank that provides our Credit Facility.  Variable rate interest costs on the long-term debt were estimated using the interest rate in effect as of September 30, 2014.

(3)

Includes store operating leases, which generally provide for payment of direct operating costs in addition to rent. The amounts reflected include future minimum lease payments and exclude such direct operating costs.

(4)

Includes future minimum lease payments for the leases of our new corporate headquarters building, signed September 19, 2013 with payments to commence in March 2015, and our new build-to-suit distribution center building, signed December 3, 2013 with payments expected to commence in April 2015. The leases provide for payment of direct operating costs in addition to rent and the future minimum lease payments reflected above exclude such direct operating costs. See Item 2 in this report for a description of the leases and our relocation plans.

(5)

Our purchase orders with contract manufacturers are cancelable by us at any time prior to our acceptance of the merchandise subject to negotiated payment of certain of vendors’ nonrecoverable costs. The amount in this table excludes purchase orders for supplies in the normal course of business.

Commercial Commitments:

		Amount of Commitment Per Period
Description	Total Obligations	Less Than One Year	One to Three Years	Three to Five Years	After Five Years

Credit facility (1)	$6,424	$6,424	$—	$—	$—
Other standby letters of credit	—	—	—	—	—
Total commercial commitments	$6,424	$6,424	$—	$—	$—

(1)	Consists of outstanding letter of credit commitments under our Credit Facility as of September 30, 2014.

Off-Balance Sheet Arrangements

Other than operating lease and letter of credit commitments set forth in the tables above, we are not party to any material off-balance sheet financing arrangements.

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

Inventories.      We value our inventories, which consist primarily of maternity apparel, at the lower of cost or market. Cost is determined on the first-in, first-out method (FIFO) and includes the cost of merchandise, freight, duty and broker fees, as well as applied product-related overhead. A periodic review of inventory quantities on hand is performed in order to determine if inventory is properly valued at the lower of cost or market. Factors related to current inventories such as future consumer demand and fashion trends, current aging, current analysis of merchandise based on receipt date, current and anticipated retail markdowns or wholesale discounts, and class or type of inventory are analyzed to determine estimated net realizable values. Criteria utilized by us to determine the net realizable value of our inventories and the related level of required inventory reserves include factors such as the amount of merchandise received within the past twelve months, merchandise received more than one year before with quantities on-hand in excess of twelve months of sales, and merchandise currently selling below cost. A provision is recorded to reduce the cost of inventories to its estimated net realizable value, if required. Inventories as of September 30, 2014 and 2013 totaled $88.4 million and $86.5 million, respectively, representing 38.4% and 41.6% of total assets, respectively. Given the significance of inventories to our consolidated financial statements, the determination of net realizable values is considered to be a critical accounting estimate. Any significant unanticipated changes in the factors noted above could have a significant impact on the value of our inventories and our reported operating results.

Long-Lived Assets.     Our long-lived assets consist principally of store leasehold improvements and furniture and equipment (included in “property, plant and equipment, net” in our consolidated balance sheets) and, to a much lesser extent, patent and lease acquisition costs (included in “other intangible assets, net” in our consolidated balance sheets). These long-lived assets are recorded at cost and are amortized using the straight-line method over the shorter of the lease term or their useful life. Net long-lived assets as of September 30, 2014 and 2013 totaled $81.1 million and $55.8 million, respectively, representing 35.2% and 26.8% of total assets, respectively.

In assessing potential impairment of these assets, we periodically evaluate the historical and forecasted operating results and cash flows on a store-by-store basis. Newly opened stores may take time to generate positive operating and cash flow results. Factors such as 1) store type, that is, Company store or leased department, 2) store concept, that is, Motherhood, Pea or Destination Maternity,

3) store location, for example, urban area versus suburb, 4) current marketplace awareness of our brands, 5) local customer demographic data, 6) anchor stores within the mall in which our store is located and 7) current fashion trends are all considered in determining the time frame required for a store to achieve positive financial results, which is assumed to be within two years from the date a store location is opened. If economic conditions are substantially different from our expectations, the carrying value of certain of our long-lived assets may become impaired. As a result of our impairment assessment, we recorded write-downs of long-lived assets of $1.1 million and $0.8 million during fiscal 2014 and fiscal 2013, respectively.

Self-Insurance Reserves.     We are primarily self-insured for most workers’ compensation claims, general liability and automotive liability losses, and for employee-related healthcare claims. We have purchased insurance coverage in order to establish certain limits to our exposure on a per claim basis and on an aggregate basis. Our accrued insurance expense, which was primarily for self-insurance reserves, as of September 30, 2014 and 2013 totaled $5.7 million and $5.9 million, respectively, representing 2.5% and 2.8% of total assets, respectively. The estimated reserves for our self-insured liabilities and our reported operating results could be significantly affected if future occurrences and claims differ from the factors noted below.

We determine the estimated reserve required for workers’ compensation claims, general liability and automotive liability losses in each accounting period. This requires that we determine estimates of the costs of claims incurred (including claims incurred but not yet reported) and accrue for such expenses in the period in which the claims are incurred (including claims incurred but not yet reported). Actual workers’ compensation claims, and general liability and automotive liability losses, are reported to us by third-party administrators. The third-party administrators also report initial estimates of related loss reserves. The open claims and initial loss reserves and estimates of claims incurred but not yet reported are subjected to examination by us utilizing a consistent methodology which involves various assumptions, judgment and other factors. Such factors include, but are not limited to, the probability of settlement, the amount at which settlement can be achieved, the probable duration of the claim, the cost development pattern of the claim and the applicable cost development factor. In addition, we utilize a cooperative arrangement with a number of other companies to assist in managing these insurance risks for certain occurrences prior to March 1, 2010. Based on this arrangement, our expenses could be impacted by the loss history associated with the cooperative as a whole for the years for which we remain a participant. The liabilities associated with claims for workers’ compensation, general liability and automotive liability are measured through the use of actuarial methods to project an estimate of ultimate cost for claims incurred.

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

The temporary differences between the book and tax treatment of income and expenses, as well as certain state net operating loss carryforwards, result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income. To the extent we believe that recovery is not more likely than not, we must establish a valuation allowance to reduce deferred tax assets to the amount considered realizable. Actual results could differ from our assessments if adequate taxable income is not generated in future periods. Net deferred tax assets as of September 30, 2014 and 2013 totaled $22.2 million and $20.5 million, respectively, representing 9.6% and 9.8% of total assets at September 30, 2014 and 2013, respectively. To the extent we establish a valuation allowance or change a previously established valuation allowance in a future period, income tax expense will be impacted.

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

Recent Accounting Pronouncements

In May 2014 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU No. 2014-09 requires an entity to recognize revenue for the amount of consideration to which it expects to be entitled for the transfer of promised goods or services to customers. Additionally, ASU No. 2014-09 requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. The standard will replace most existing revenue recognition guidance in generally accepted accounting principles in the United States (“GAAP”) when it becomes effective. ASU No. 2014-09 is effective for financial statements issued for annual reporting periods beginning after December 15, 2016 and interim periods within those years. Early adoption is not permitted. The impact from adoption of the new requirements of ASU No. 2014-09 on our consolidated financial position or results of operations has not yet been determined.

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

Forward-Looking Statements

Some of the information in this report, including the information incorporated by reference (as well as information included in oral statements or other written statements made or to be made by us), contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements involve a number of risks and uncertainties. A number of factors could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, but are not limited to: the strength or weakness of the retail industry in general and of apparel purchases in particular, our ability to successfully manage our various business initiatives, the success of our international business and its expansion, our ability to successfully manage, retain and expand our leased department, licensed brand and international franchise relationships, and marketing partnerships, future sales trends in our various sales channels, unusual weather patterns, changes in consumer spending patterns, raw material price increases, overall economic conditions and other factors affecting consumer confidence, demographics and other macroeconomic factors that may impact the level of spending for maternity apparel (such as fluctuations in pregnancy rates and birth rates), expense savings initiatives, our ability to anticipate and respond to fashion trends and consumer preferences, unanticipated fluctuations in our operating results, the impact of competition and fluctuations in the price, availability and quality of raw materials and contracted products, availability of suitable store locations, continued availability of capital and financing, our ability to hire, develop and retain senior management and sales associates, our ability to develop and source merchandise, our ability to receive production from foreign sources on a timely basis, potential stock repurchases, the continuation of the regular quarterly cash dividend, the trading liquidity of our common stock, changes in market interest rates, our ability to successfully manage and accomplish our planned relocation of our headquarters and distribution operations with minimal disruption to our overall operations, war or acts of terrorism and other factors referenced in this report, including those set forth under the caption “Item 1A. Risk Factors.”

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

As of September 30, 2014 we had cash equivalents of $9.3 million. Our cash equivalents consist of investments in money market funds that bear interest at variable rates. A change in market interest rates earned on our investments impacts the interest income and cash flows, but does not materially impact the fair market value of the financial instruments. Due to the average maturity and conservative nature of our investment portfolio, we believe a sudden change in interest rates would not have a material effect on the value of our investment portfolio. The impact on our future interest income resulting from changes in investment yields will depend largely on the gross amount of our investment portfolio at that time. However, based upon the conservative nature of our investment portfolio and current experience, we do not believe a decrease in investment yields would have a material negative effect on our interest income.

As of September 30, 2014 our debt portfolio consisted of our $61.0 million Credit Facility, which is denominated in United States dollars. Our Credit Facility has variable interest rates that are tied to market indices. As of September 30, 2014 we had no direct borrowings and $6.4 million of letters of credit outstanding under our Credit Facility. As of September 30, 2014 Tranche A borrowings under the new Credit Facility would have resulted in interest at a rate between approximately 1.66% and 3.75% per annum, and Tranche A-1 borrowings under the new Credit Facility would have resulted in interest at a rate between approximately 3.16% and 5.25% per annum. Interest on any future borrowings under the Credit Facility would, to the extent of outstanding borrowings, be affected by changes in market interest rates. A change in market interest rates on the variable rate portion of our debt portfolio would impact the interest expense incurred and cash flows.

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

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to our management on a timely basis to allow decisions regarding required disclosure. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2014. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2014 these controls and procedures were effective.

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

Management assessed the Company’s internal control over financial reporting as of September 30, 2014, the end of the Company’s fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and the Company’s overall control environment.

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

(b)     Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Destination Maternity Corporation:

We have audited Destination Maternity Corporation’s internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Destination Maternity Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting presented above. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Destination Maternity Corporation maintained, in all material respects, effective internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Destination Maternity Corporation and subsidiaries as of September 30, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended September 30, 2014 and the related financial statement schedule, and our report dated December 12, 2014 expressed an unqualified opinion on those consolidated financial statements and the related financial statement schedule.

/s/ KPMG LLP

Philadelphia, Pennsylvania

December 12, 2014

(c)     Change in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting identified in connection with management’s evaluation that occurred during the last fiscal quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

On December 3, 2014 our Board of Directors approved a change in our fiscal year to a 52/53week retail calendar beginning February 1, 2015 with the fiscal year ending on the Saturday closest to January 31st in each succeeding year. Prior to the change our fiscal year began on October 1st and ended on September 30th. We will have a transition period from October 1, 2014 through January 31, 2015 and will file a Transition Report on Form 10-Q on or before March 12, 2015 for such transition period. Our 2015 fiscal year will cover the period beginning February 1, 2015 and ending January 30, 2016.

PART III

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of September 30, 2014 regarding the number of shares of common stock that may be issued under our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	430,156	(1)	$19.83	1,071,115	(2)
Equity compensation plans not approved by security holders	24,000	(3)	$20.62	—
Total	454,156		$19.87	1,071,115

(1)	Reflects shares subject to options outstanding under the Company's Amended and Restated 1987 Stock Option Plan and the 2005 Plan.
(2)	Reflects shares available under the 2005 Plan (608,556 of which may be issued as shares of restricted stock).
(3)	Reflects shares subject to an outstanding option agreement awarded as a non-plan based inducement grant in connection with the hiring of our President in fiscal 2011.

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

†*10.1	1987 Stock Option Plan (as amended and restated) (Exhibit 4.1 to the Company’s Registration Statement on Form S-8, Registration No. 333-59529, dated July 21, 1998)

†*10.2	Amendment to the Company’s 1987 Stock Option Plan, as amended and restated, effective as of November 13, 2002 (Exhibit 10.25 to the Company’s Form 10-Q for the quarter ended March 31, 2003)

†*10.3	Form of Non-Qualified Stock Option Agreement under the Company’s 1987 Stock Option Plan (Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2004)

†*10.4

Form of Restricted Stock Award Agreement under the Company’s 2005 Equity Incentive Plan (Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2006 (the “2006 Form 10-K”))

†*10.5	Form of Non-Qualified Stock Option Agreement under the Company’s 2005 Equity Incentive Plan (Exhibit 10.29 to the 2006 Form 10-K)

†*10.6	Employment Agreement, dated July 23, 2008, between the Company and Judd P. Tirnauer (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 21, 2008 (the “July 21, 2008 Form 8-K”))

†*10.7	Restrictive Covenant Agreement with Judd P. Tirnauer dated July 23, 2008 (Exhibit 10.2 to the July 21, 2008 Form 8-K)

†*10.8

Employment Agreement, dated April 11, 2011, between Christopher F. Daniel and the Company (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 11, 2011 (the “April 11, 2011 Form 8-K”))

†*10.9

Non-Qualified Stock Option Award Agreement between Christopher F. Daniel and the Company (Exhibit 10.44 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (the “June 30, 2011 Form 10-Q”))

†*10.10	Form of Restricted Stock Award Agreement between Christopher F. Daniel and the Company (Exhibit 10.45 to the June 30, 2011 Form 10-Q)

†*10.11	Executive Employment Agreement, dated July 16, 2009, between Ronald J. Masciantonio and the Company (Exhibit 10.4 to the April 11, 2011 Form 8-K)

†*10.12	Amendment to Executive Employment Agreement, dated April 27, 2010, between Ronald J. Masciantonio and the Company (Exhibit 10.5 to the April 11, 2011 Form 8-K)

†*10.13	Restrictive Covenant Agreement, dated July 16, 2009, between Ronald J. Masciantonio and the Company (Exhibit 10.6 to the April 11, 2011 Form 8-K)

†*10.14

Amendment, dated August 10, 2011, to the Employment Agreement dated as of July 23, 2008 between Judd P. Tirnauer and the Company (Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 10, 2011 (the “August 10, 2011 Form 8-K”))

†*10.15	Amendment, dated August 10, 2011, to the Employment Agreement dated as of July 16, 2009 (as amended) between Ronald J. Masciantonio and the Company (Exhibit 10.3 to the August 10, 2011 Form 8-K)

†*10.16

Amendment, dated November 22, 2011, to the Employment Agreement dated as of July 23, 2008 (as amended) between Judd P. Tirnauer and the Company (Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2011 (the “2011 Form 10-K”))

†*10.17	Amendment, dated November 22, 2011, to the Employment Agreement dated as of July 16, 2009 (as amended) between Ronald J. Masciantonio and the Company (Exhibit 10.46 to the 2011 Form 10-K)

Exhibit No.	Description

†*10.18	Form of Restricted Stock Unit Award Agreement under the Company’s 2005 Equity Incentive Plan (Exhibit 10.47 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011)

†*10.19	Third Amended and Restated Employment Agreement dated March 6, 2012 between Edward M. Krell and the Company (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 6, 2012)

*10.20

Credit Agreement, dated November 1, 2012, among the Company and Cave Springs, Inc., each as a Borrower, and Mothers Work Canada, Inc., as a Guarantor, and Wells Fargo, N.A., as the Lender and Administrative Agent (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 1, 2012)

†*10.21

Amendment, dated November 15, 2012, to the Employment Agreement dated as of July 16, 2009 (as amended) between Ronald J. Masciantonio and the Company (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 15, 2012)

†*10.22	Non-Employee Director Compensation Policy & Equity Ownership Guidelines (Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2012)

†*10.23	2005 Equity Incentive Plan (as amended and restated) (Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 25, 2013)

†*10.24

Letter Amendment dated December 7, 2013 to the Employment Agreement between the Company and Christopher F. Daniel (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December  4, 2013 (the “December 4, 2013 Form 8-K”))

†*10.25	Letter Amendment dated December 7, 2013 to the Employment Agreement between the Company and Judd P. Tirnauer (Exhibit 10.2 to the December 4, 2013 Form 8-K)

†*10.26	Letter Amendment dated December 7, 2013 to the Employment Agreement between the Company and Ronald J. Masciantonio (Exhibit 10.3 to the December 4, 2013 Form 8-K)

†*10.27

Letter, dated August 16, 2013, from Ronald J. Masciantonio to the Company pursuant to employment agreement (Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2013)

†*10.28	Destination Maternity Corporation Stock Ownership Guidelines (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 24, 2014 (the “January 24, 2014 Form 8-K”))

†*10.29	Non-Employee Director Compensation Policy (Exhibit 10.2 to the January 24, 2014 Form 8-K)

†*10.30

Release and Separation Agreement dated August 10, 2014, between the Company and Edward M. Krell (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 10, 2014 (the “August 10, 2014 Form 8-K”))

†*10.31	Employment Agreement dated August 10, 2014, between the Company and Anthony M. Romano (Exhibit 10.2 to the August 10, 2014 Form 8-K)

†*10.32	Amendment, dated August 10, 2014, to the Employment Agreement dated as of July 16, 2009 (as amended) between Ronald J. Masciantonio and the Company (Exhibit 10.3 to the August 10, 2014 Form 8-K)

†*10.33

Destination Maternity Corporation 2013 Management Incentive Program, as amended effective December 3, 2014 (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 1, 2014 (the “December 1, 2014 Form 8-K”))

†*10.34	Letter Agreement between the Company and Christopher F. Daniel dated December 3, 2014 (Exhibit 10.2 to the December 1, 2014 Form 8-K)

†*10.35	Letter Agreement between the Company and Ronald J. Masciantonio dated December 3, 2014 (Exhibit 10.3 to the December 1, 2014 Form 8-K)

†*10.36	Letter Agreement between the Company and Judd P. Tirnauer dated December 3, 2014 (Exhibit 10.4 to the December 1, 2014 Form 8-K)

†*10.37	Letter Agreement between the Company and Anthony M. Romano dated December 3, 2014 (Exhibit 10.5 to the December 1, 2014 Form 8-K)

21	Subsidiaries of the Company

23	Consent of KPMG LLP

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Description

31.2	Certification of the Executive Vice President & Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Executive Vice President & Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference.
†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Philadelphia, Commonwealth of Pennsylvania, on December 12, 2014.

DESTINATION MATERNITY CORPORATION

By:	/S/ Anthony M. Romano
Anthony M. Romano
Chief Executive Officer (Principal Executive Officer)

By:	/S/ JUDD P. TIRNAUER
Judd P. Tirnauer
Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on December 12, 2014, in the capacities indicated:

/S/ Anthony M. Romano Anthony M. Romano	Chief Executive Officer and Director (Principal Executive Officer)

/S/ JUDD P. TIRNAUER Judd P. Tirnauer	Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)

/S/ ARNAUD AJDLER Arnaud Ajdler	Director (Non-Executive Chairman of the Board)

/S/ MICHAEL J. BLITZER Michael J. Blitzer	Director

/S/ BARRY ERDOS Barry Erdos	Director

/S/ MELISSA PAYNER-GREGOR Melissa Payner-Gregor	Director

/S/ J. DANIEL PLANTS J. Daniel Plants	Director

/S/ WILLIAM A. SCHWARTZ, JR. William A. Schwartz, Jr.	Director

/S/ B. ALLEN WEINSTEIN B. Allen Weinstein	Director

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Destination Maternity Corporation:

We have audited the accompanying consolidated balance sheets of Destination Maternity Corporation and subsidiaries as of September 30, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended September 30, 2014. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule, Valuation and Qualifying Accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Destination Maternity Corporation and subsidiaries as of September 30, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Destination Maternity Corporation’s internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 12, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania

December 12, 2014

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30,
	2014	2013

ASSETS
Current assets:
Cash and cash equivalents	$12,580	$24,555
Trade receivables, net	11,609	12,463
Inventories	88,411	86,546
Deferred income taxes	10,330	8,012
Prepaid expenses and other current assets	13,128	6,927
Total current assets	136,058	138,503
Property, plant and equipment, net	76,799	53,447
Other assets:
Deferred financing costs, net of accumulated amortization of $379 and $181	609	807
Other intangible assets, net of accumulated amortization of $1,333 and $1,166	4,334	2,344
Deferred income taxes	11,820	12,470
Other non-current assets	913	410
Total other assets	17,676	16,031
Total assets	$230,533	$207,981

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31,942	$23,810
Accrued expenses and other current liabilities	47,840	39,417
Total current liabilities	79,782	63,227
Deferred rent and other non-current liabilities	25,230	22,121
Total liabilities	105,012	85,348

Commitments and contingencies (Note 16)

Stockholders’ equity:
Preferred stock, 1,656,381 shares authorized
Series B junior participating preferred stock, $.01 par value; 300,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value; 20,000,000 shares authorized, 13,707,185 and 13,556,331 shares issued and outstanding, respectively	137	136
Additional paid-in capital	101,792	98,634
Retained earnings	23,655	23,930
Accumulated other comprehensive loss	(63)	(67)
Total stockholders’ equity	125,521	122,633
Total liabilities and stockholders’ equity	$230,533	$207,981

The accompanying notes are an integral part of these Consolidated Financial Statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Year Ended September 30,
	2014	2013	2012

Net sales	$516,959	$540,259	$541,476
Cost of goods sold	247,501	249,298	250,765
Gross profit	269,458	290,961	290,711
Selling, general and administrative expenses	250,253	252,026	255,623
Store closing, asset impairment and asset disposal expenses	1,469	1,441	1,983
Other charges, net	3,229	—	—
Operating income	14,507	37,494	33,105
Interest expense, net	404	532	1,215
Loss on extinguishment of debt	—	9	22
Income before income taxes	14,103	36,953	31,868
Income tax provision	3,606	13,010	12,496
Net income	$10,497	$23,943	$19,372

Net income per share—Basic	$0.78	$1.80	$1.48
Average shares outstanding—Basic	13,451	13,272	13,096
Net income per share—Diluted	$0.77	$1.78	$1.46
Average shares outstanding—Diluted	13,572	13,439	13,267

The accompanying notes are an integral part of these Consolidated Financial Statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended September 30,
	2014	2013	2012

Net income	$10,497	$23,943	$19,372
Foreign currency translation adjustments	4	(33)	(16)
Change in fair value of interest rate swap, net of tax	—	—	90
Comprehensive income	$10,501	$23,910	$19,446

The accompanying notes are an integral part of these Consolidated Financial Statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total
	Number of Shares	Amount

Balance as of September 30, 2011	13,226	$132	$92,932	$(261)	$(108)	$92,695
Net income	—	—	—	19,372	—	19,372
Change in fair value of interest rate swap, net of tax	—	—	—	—	90	90
Foreign currency translation adjustments	—	—	—	—	(16)	(16)
Cash dividends	—	—	—	(9,325)	—	(9,325)
Stock-based compensation	91	1	2,356	—	—	2,357
Exercise of stock options, net	84	1	106	—	—	107
Excess tax benefit from stock option exercises and restricted stock vesting	—	—	289	—	—	289
Repurchase and retirement of common stock	(31)	—	(597)	—	—	(597)
Balance as of September 30, 2012	13,370	134	95,086	9,786	(34)	104,972
Net income	—	—	—	23,943	—	23,943
Foreign currency translation adjustments	—	—	—	—	(33)	(33)
Cash dividends	—	—	—	(9,799)	—	(9,799)
Stock-based compensation	97	1	2,770	—	—	2,771
Exercise of stock options, net	123	1	743	—	—	744
Excess tax benefit from stock option exercises and restricted stock vesting	—	—	760	—	—	760
Repurchase and retirement of common stock	(34)	—	(725)	—	—	(725)
Balance as of September 30, 2013	13,556	136	98,634	23,930	(67)	122,633
Net income	—	—	—	10,497	—	10,497
Foreign currency translation adjustments	—	—	—	—	4	4
Cash dividends	—	—	—	(10,772)	—	(10,772)
Stock-based compensation	127	1	3,746	—	—	3,747
Exercise of stock options, net	100	1	270	—	—	271
Excess tax benefit from stock option exercises and restricted stock vesting	—	—	1,319	—	—	1,319
Repurchase and retirement of common stock	(76)	(1)	(2,177)	—	—	(2,178)
Balance as of September 30, 2014	13,707	$137	$101,792	$23,655	$(63)	$125,521

The accompanying notes are an integral part of these Consolidated Financial Statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended September 30,
	2014	2013	2012

Operating Activities
Net income	$10,497	$23,943	$19,372
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,197	12,424	12,445
Stock-based compensation expense	3,747	2,771	2,357
Loss on impairment of long-lived assets	1,136	786	1,876
(Gain) loss on disposal of assets	(4,031)	528	115
Loss on extinguishment of debt	—	9	22
Deferred income tax benefit	(2,975)	(3,007)	(1,378)
Amortization of deferred financing costs	198	203	105
Changes in assets and liabilities:
Decrease (increase) in:
Trade receivables	855	727	(2,188)
Inventories	(1,865)	2,205	1,611
Prepaid expenses and other current assets	(5,511)	(2,708)	2,577
Other non-current assets	(503)	(54)	(12)
Increase (decrease) in:
Accounts payable, accrued expenses and other current liabilities	5,081	4,058	6,201
Deferred rent and other non-current liabilities	4,019	268	(406)
Net cash provided by operating activities	25,845	42,153	42,697
Investing Activities
Capital expenditures	(40,185)	(15,059)	(9,256)
Proceeds from sale of property, plant and equipment	12,591	—	—
Additions to intangible assets	(1,950)	(963)	(265)
Net cash used in investing activities	(29,544)	(16,022)	(9,521)
Financing Activities
Increase (decrease) in cash overdrafts	3,081	1,278	(401)
Repayment of long-term debt	—	(15,257)	(16,085)
Deferred financing costs paid	—	(927)	(61)
Withholding taxes on stock-based compensation paid in connection with repurchase of common stock	(2,178)	(725)	(597)
Cash dividends paid	(10,772)	(9,799)	(9,325)
Proceeds from exercise of stock options	271	744	107
Excess tax benefit from exercise of stock options and restricted stock vesting	1,319	760	289
Net cash used in financing activities	(8,279)	(23,926)	(26,073)
Effect of exchange rate changes on cash and cash equivalents	3	(26)	(12)
Net (Decrease) Increase in Cash and Cash Equivalents	(11,975)	2,179	7,091
Cash and Cash Equivalents, Beginning of Year	24,555	22,376	15,285
Cash and Cash Equivalents, End of Year	$12,580	$24,555	$22,376

The accompanying notes are an integral part of these Consolidated Financial Statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF BUSINESS

Destination Maternity Corporation and subsidiaries (the “Company”) is a specialty designer and retailer of maternity clothing. The Company operated 1,894 retail locations as of September 30, 2014, including 568 stores and 1,326 leased departments, throughout the United States, Puerto Rico and Canada, and markets its maternity apparel on the Internet through its DestinationMaternity.com and brand-specific websites. The Company also markets maternity apparel at Kohl’s® stores throughout the United States under an exclusive product and license agreement. Further the Company has store franchise and product supply relationships in the Middle East, South Korea and Mexico. The Company was incorporated in Delaware in 1982.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
a.	Principles of Consolidation and Basis of Financial Statement Presentation

The accompanying consolidated financial statements include the accounts of the Company and its direct and indirect wholly-owned subsidiaries: Cave Springs, Inc., Mothers Work Canada, Inc. and Destination Maternity Apparel Private Limited. All significant intercompany transactions and accounts have been eliminated in consolidation.

b.	Fiscal Year-End

The Company has historically operated on a fiscal year ending September 30 of each year. On December 4, 2014 the Company announced that its Board of Directors approved a change in its fiscal year end from September 30 to the Saturday nearest January 31 of each year. The fiscal year end change will align the Company’s reporting cycle with the National Retail Federation fiscal calendar. The change will be effective with the Company’s fiscal year 2015, which will begin February 1, 2015 and end January 30, 2016, and will result in a four-month transition period beginning October 1, 2014 and ending January 31, 2015. All references to fiscal years of the Company refer to the fiscal years ended on September 30 in those years, unless otherwise indicated. For example, the Company’s “fiscal 2014” ended on September 30, 2014.

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

Cash and cash equivalents include cash on hand, cash in the bank and short-term investments with an original maturity of three months or less when purchased. Book cash overdrafts, which are outstanding checks in excess of funds on deposit, of $7,811,000 and $4,730,000 were included in accounts payable as of September 30, 2014 and 2013, respectively.

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

Property, plant and equipment are stated at cost. Depreciation and amortization are computed for financial reporting purposes on a straight-line basis, using service lives ranging principally from five to ten years for furniture and equipment and forty years for the building. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or their useful life. The cost of assets sold or retired and the related accumulated depreciation or amortization are removed from the accounts with any resulting gain or loss included in net income. Maintenance and repairs are expensed as incurred, except for the capitalization of major renewals and betterments that extend the life of the asset. Long-lived assets are reviewed for impairment whenever adverse events, or changes in circumstances or business climate, indicate that the carrying value may not be recoverable. Factors used in the evaluation include, but are not limited to, management’s plans for future operations, brand initiatives, recent operating results and projected cash

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

flows. If the associated undiscounted cash flows are insufficient to support the recorded asset, an impairment loss is recognized to reduce the carrying value of the asset. The amount of the impairment loss is determined by comparing the fair value of the asset with the carrying value. During fiscal 2014, 2013 and 2012 the Company recorded impairment write-downs of property, plant and equipment totaling $1,136,000, $754,000 and $1,875,000, respectively, on a pretax basis.

g.	Intangible Assets

Intangible assets with definite useful lives consist primarily of patent and lease acquisition costs. The Company capitalizes legal costs incurred to defend its patents when a successful outcome is deemed probable and to the extent of an evident increase in the value of the patents. Intangible assets are amortized over the shorter of their useful life or, if applicable, the lease term. Management reviews the carrying amount of these intangible assets as impairment indicators arise, to assess the continued recoverability based on future undiscounted cash flows and operating results from the related asset, future asset utilization and changes in market conditions. As of September 30, 2014 the Company has capitalized $2,952,000 of legal costs incurred in connection with a lawsuit asserting infringement of Company patents, of which $1,859,000 and $1,093,000 were incurred during fiscal 2014 and 2013, respectively. During fiscal 2013 and 2012 the Company recorded write-downs of intangible assets totaling $32,000 and $1,000, respectively, on a pretax basis. The Company has not identified any indefinite-lived intangible assets. Aggregate amortization expense of intangible assets in fiscal 2014, 2013 and 2012 was $240,000, $149,000 and $142,000, respectively.

Estimated amortization expense of the Company’s intangible assets as of September 30, 2014, during our fiscal year end change transition period from October 1, 2014 to January 31, 2015 and our next four future fiscal years ending on the Saturday nearest January 31 of each year, is as follows (in thousands):

Fiscal Year
October 1, 2014 to January 31, 2015	$106
2015	316
2016	309
2017	301
2018	292
h.	Interest Rate Derivative

The Company mitigated a portion of its floating rate interest risk on variable rate long-term debt through an interest rate swap agreement that expired on April 18, 2012. On the date the derivative instrument was entered into, the Company designated it as a hedge of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”) and recognized the derivative on the balance sheet at fair value. In accordance with applicable accounting standards for derivative instruments, changes in the fair value of a derivative that is designated as, and meets all the criteria for, a cash flow hedge were recorded in accumulated other comprehensive loss and reclassified into earnings as the underlying hedged item affected earnings. The Company formally documented the relationship between the hedging instrument and hedged items. The Company formally assessed at the inception of the hedge and on a quarterly basis, whether the derivative was highly effective in offsetting changes in cash flows of the hedged item. For fiscal 2012 the Company’s interest rate swap was determined to have no ineffectiveness.

i.	Deferred Financing Costs

Deferred financing costs are amortized to interest expense over the term of the related debt agreement. Amortization expense of deferred financing costs in fiscal 2014, 2013 and 2012 was $198,000, $203,000 and $105,000, respectively. In connection with debt extinguishments, in fiscal 2013 and 2012 the Company wrote off $9,000 and $22,000, respectively, of unamortized deferred financing costs (see Note 9). In connection with its current credit facility entered into on November 1, 2012, the Company incurred approximately $988,000 in deferred financing costs, of which $927,000 was paid in fiscal 2013 and $61,000 was paid in fiscal 2012 (see Note 8).

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Estimated amortization expense of the Company’s deferred financing costs as of September 30, 2014, during our fiscal year end change transition period from October 1, 2014 to January 31, 2015 and our future fiscal years ending on the Saturday nearest January 31 of each year, is as follows (in thousands):

Fiscal Year
October 1, 2014 to January 31, 2015	$65
2015	198
2016	198
2017	148
j.	Deferred Rent

Rent expense on operating leases, including rent holidays and scheduled rent increases, is recorded on a straight-line basis over the term of the lease commencing on the date the Company takes possession of the leased property, which for stores is generally four to six weeks prior to a store’s opening date and for the Company’s new headquarters building was approximately ten months prior to the planned January 2015 relocation. The net excess of rent expense over the actual cash paid has been recorded as a deferred rent liability in the accompanying Consolidated Balance Sheets. Tenant improvement allowances received from landlords are also included in the accompanying Consolidated Balance Sheets as deferred rent liabilities and are amortized as a reduction of rent expense over the term of the lease from the possession date.

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

m.	Revenue Recognition, Sales Returns and Allowances

Revenue is recognized at the point of sale for retail store sales, including leased department sales, or when merchandise is delivered to customers for licensed brand product and Internet sales, and when merchandise is shipped to international franchisees. Leased department revenue is remitted to us, less a fixed percentage of the net sales earned by the lease partner (as stipulated in each agreement), which is considered a store expense and included in selling, general and administrative expenses (see Note 2q). A liability is established for the retail value of gift cards sold and merchandise credits issued. The liability is relieved and revenue is recognized when gift cards or merchandise credits are redeemed by customers as tender for merchandise purchased. Allowances for returns are recorded as a reduction of revenue, based on the Company’s historical experience. Revenues are recorded net of applicable sales taxes.

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

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Company expenses the costs of advertising when the advertising first occurs. Advertising expenses, including Internet advertising expenses, were $18,187,000, $16,984,000 and $13,878,000 in fiscal 2014, 2013 and 2012, respectively.

s.	Stock-based Compensation

The Company recognizes employee stock-based compensation as a cost in the accompanying Consolidated Statements of Income. Stock-based awards are measured at the grant date fair value and the compensation expense is recorded generally on a straight-line basis over the vesting period, net of estimated forfeitures. Excess tax benefits related to stock option exercises and restricted stock vesting, which are recognized in stockholders’ equity, are reflected as financing cash inflows.

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

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes those effects for the diluted net income per share calculation (in thousands, except per share amounts):

	Year Ended September 30,
	2014	2013	2012

Net income	$10,497	$23,943	$19,372
Net income per share—Basic	$0.78	$1.80	$1.48
Net income per share—Diluted	$0.77	$1.78	$1.46
Average number of shares outstanding—Basic	13,451	13,272	13,096
Incremental shares from the assumed exercise of outstanding stock options	73	108	122
Incremental shares from the assumed lapse of restrictions on restricted stock awards	48	59	49
Average number of shares outstanding—Diluted	13,572	13,439	13,267

In addition to performance-based RSUs, for fiscal 2014, 2013 and 2012 stock options and unvested restricted stock totaling approximately 201,000, 196,000 and 321,000 shares, respectively, were excluded from the calculation of Diluted EPS as their effect would have been antidilutive.

During fiscal 2014, 2013 and 2012 the Company paid cash dividends totaling $10,772,000 ($0.7875 per share), $9,799,000 ($0.725 per share) and $9,325,000 ($0.70 per share), respectively. On November 13, 2014 the Company declared a quarterly cash dividend of $0.20 per share payable on December 26, 2014, which will require approximately $2,700,000 of available cash.

w.	Statements of Cash Flows

In fiscal 2014, 2013 and 2012 the Company paid interest, including payments made on its interest rate swap agreement in fiscal 2012 (see Note 9), of $211,000, $360,000 and $1,359,000, respectively, and made income tax payments, net of refunds, of $8,460,000, $16,188,000 and $7,432,000, respectively.

x.	Business and Credit Risk

Financial instruments, primarily cash and cash equivalents and trade receivables, potentially subject the Company to concentrations of credit risk. The Company limits its credit risk associated with cash and cash equivalents by placing such investments in highly liquid funds and instruments. Trade receivables associated with third-party credit cards are processed by financial institutions, which are monitored for financial stability. Trade receivables associated with licensed brand, leased department, international franchise and other relationships are evaluated for collectibility based on a combination of factors, including aging of trade receivables, write-off experience and past payment trends. The Company is dependent on key suppliers to provide sufficient quantities of inventory at competitive prices. No single supplier represented 10% or more of net purchases in fiscal 2014, 2013 or 2012. A significant majority of the Company’s purchases during fiscal 2014, 2013 and 2012 were imported. Management believes that any event causing a disruption of imports from any specific country could be mitigated by moving production to readily available alternative sources.

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

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

aa.	Recent Accounting Pronouncements

In May 2014 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU No. 2014-09 requires an entity to recognize revenue for the amount of consideration to which it expects to be entitled for the transfer of promised goods or services to customers. Additionally, ASU No. 2014-09 requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. The standard will replace most existing revenue recognition guidance in generally accepted accounting principles in the United States (“GAAP”) when it becomes effective. ASU No. 2014-09 is effective for financial statements issued for annual reporting periods beginning after December 15, 2016 and interim periods within those years. Early adoption is not permitted. The impact from adoption of the new requirements of ASU No. 2014-09 on the Company’s consolidated financial position or results of operations has not yet been determined.

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

Trade receivables are recorded based on revenue recognized for sales of the Company’s merchandise and for other revenue earned by the Company through its marketing partnership programs and international franchise agreements, and are non-interest bearing. The Company evaluates the collectability of trade receivables based on a combination of factors, including aging of trade receivables, write-off experience, analysis of historical trends and expectations of future performance. An allowance for doubtful accounts is recorded for the amount of trade receivables that are considered unlikely to be collected. When the Company’s collection efforts are unsuccessful, uncollectible trade receivables are charged against the allowance for doubtful accounts. As of September 30, 2014 and 2013 the Company’s trade receivables were net of allowance for doubtful accounts of $131,000 and $147,000, respectively.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	INVENTORIES

Inventories as of September 30 were comprised of the following (in thousands):

	2014	2013

Finished goods	$81,678	$79,087
Work-in-progress	2,140	2,709
Raw materials	4,593	4,750
	$88,411	$86,546

5.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment as of September 30 was comprised of the following (in thousands):

	2014	2013

Land	$—	$1,400
Building and improvements	—	16,211
Furniture and equipment	76,251	73,363
Leasehold improvements	93,288	88,298
Construction in progress	22,168	—
	191,707	179,272
Less: accumulated depreciation and amortization	(114,908)	(125,825)
	$76,799	$53,447

Aggregate depreciation and amortization expense of property, plant and equipment in fiscal 2014, 2013 and 2012 was $14,957,000, $12,275,000 and $12,303,000, respectively. During fiscal 2014, 2013 and 2012 the Company recorded pretax charges of $1,136,000, $754,000 and $1,875,000, respectively, related to the impairment of leasehold improvements and furniture and equipment at certain of its retail locations.

In September 2013 the Company announced its plans to relocate its corporate headquarters and distribution operations from Philadelphia, Pennsylvania to southern New Jersey. As of September 30, 2014 construction in progress includes $20,893,000 related to the relocations, primarily for material handling equipment for the new distribution center and leasehold improvements for the new corporate headquarters. In connection with the planned relocations, on September 5, 2014 the Company sold the building that houses its principal executive offices and distribution facility in a sale and leaseback arrangement and received cash proceeds of $12,522,000, net of transaction costs. Under the agreement the Company may continue to occupy the premises and operate its business through June 30, 2015, with an option to extend the leaseback for up to six additional months. The Company recognized a gain of $4,110,000 on the sale transaction.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

As of September 30, accrued expenses and other current liabilities were comprised of the following (in thousands):

	2014	2013

Employee compensation and benefits	$10,936	$9,243
Accrued property, plant and equipment additions	5,858	403
Insurance, primarily self-insurance reserves	5,714	5,899
Gift certificates and store credits	3,813	4,182
Deferred rent	3,530	3,400
Sales and use taxes	2,914	2,876
Product return reserve	2,708	2,702
Accounting and legal	1,322	1,106
Income taxes payable	81	166
Other	10,964	9,440
	$47,840	$39,417

7.	DEFERRED RENT AND OTHER NON-CURRENT LIABILITIES

As of September 30, deferred rent and other non-current liabilities were comprised of the following (in thousands):

	2014	2013

Deferred rent	$26,906	$21,132
Less: current portion included in accrued expenses and other current liabilities	(3,530)	(3,400)
Non-current deferred rent	23,376	17,732
Accrued income taxes	1,691	4,218
Other	163	171
	$25,230	$22,121

8.	LINE OF CREDIT

On November 1, 2012 the Company entered into a five-year $61,000,000 senior secured revolving credit facility (the “Credit Facility”), which replaced the Company’s former $55,000,000 credit facility (the “Prior Credit Facility”). The Credit Facility consists of two tranches: 1) a senior secured revolving credit and letter of credit facility of up to $55,000,000 (“Tranche A”) and 2) a senior secured first-in, last-out revolving credit facility of up to $6,000,000 (“Tranche A-1”). The Credit Facility will mature on November 1, 2017. Upon the Company’s request and with the consent of the lender, permitted borrowings under Tranche A may be increased up to an additional $15,000,000, in increments of $2,500,000, up to a Tranche A maximum limit of $70,000,000. Proceeds from advances under the Credit Facility, with certain restrictions, were permitted to be used to repay then existing term loan or other debt (see Note 9), and may be used to provide financing for working capital, letters of credit, capital expenditures, dividends, share repurchases and other general corporate purposes.

The Credit Facility contains various affirmative and negative covenants and representations and warranties. Under the Credit Facility, the Company is required to maintain minimum Excess Availability (as defined in the related Credit Facility agreement) equal to 10% of the Borrowing Base (as defined in the related Credit Facility agreement). The Credit Facility is secured by a security interest in the Company’s trade receivables, inventory, letter of credit rights, cash, intangibles and certain other assets. The interest rate on outstanding borrowings is equal to, at the Company’s election, either 1) the lender’s base rate plus the applicable margin, or 2) a LIBOR rate plus the applicable margin. The applicable margin for base rate borrowings is 0.50% for Tranche A borrowings and 2.00% for Tranche A-1 borrowings. The applicable margin for LIBOR rate borrowings is 1.50% for Tranche A borrowings and 3.00% for Tranche A-1 borrowings. Tranche A-1 borrowings are deemed to be the first loans made and the last loans repaid. The Company also pays an unused line fee under the Credit Facility of 0.25% per annum.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Any amounts outstanding under the Credit Facility may be accelerated and become due and payable immediately and all loan and letter of credit commitments thereunder may be terminated upon an event of default and expiration of any applicable cure period. Events of default include: 1) nonpayment of obligations due under the Credit Facility, 2) failure to perform any covenant or agreement contained in the Credit Facility, 3) material misrepresentations, 4) failure to pay, or certain other defaults under, other material indebtedness of the Company, 5) certain bankruptcy or insolvency events, 6) a change of control, 7) material uninsured losses, 8) indictments of the Company or senior management in a material forfeiture action, and 9) customary ERISA defaults, among others.

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

The Prior Credit Facility was secured by a security interest in the Company’s trade receivables, inventory, real estate interests, letter of credit rights, cash, intangibles and certain other assets. The security interest granted to the Prior Credit Facility lender was, in certain respects, subordinate to the security interest granted to the Company’s Term Loan lenders (see Note 9). The interest rate on outstanding borrowings was equal to, at the Company’s election, either 1) the lender’s prime rate plus the applicable margin, or 2) a LIBOR rate plus the applicable margin. From October 1, 2011 to November 1, 2012 the applicable margins were 0.75% for prime rate borrowings and 1.75% for LIBOR rate borrowings.   The applicable margins for both prime rate and LIBOR rate borrowings were the lowest available margins based upon the availability calculation made in accordance with the Prior Credit Facility.

As of September 30, 2014 the Company had no outstanding borrowings under the Credit Facility and $6,424,000 in letters of credit, with $54,576,000 of availability under the Credit Facility. As of September 30, 2013 the Company had no outstanding borrowings under the Prior Credit Facility and $5,695,000 in letters of credit, with $55,305,000 of availability under the Prior Credit Facility. As of September 30, 2014 Tranche A borrowings under the Credit Facility would have resulted in interest at a rate between approximately 1.66% and 3.75% per annum, and Tranche A-1 borrowings under the Credit Facility would have resulted in interest at a rate between approximately 3.16% and 5.25% per annum. During fiscal 2014 the Company’s average level of direct borrowings was $24,000, and the Company’s maximum borrowings at any time were $1,400,000. During fiscal 2013 the Company’s average level of direct borrowings (all of which were under the Credit Facility) was $205,000, and the Company’s maximum borrowings at any time were $6,200,000.

9.	LONG-TERM DEBT

Prior to November 1, 2012 the Company had a Term Loan and Security Agreement (the “Term Loan Agreement”) for a senior secured Term Loan B due March 13, 2013 (the “Term Loan”), the $90,000,000 proceeds of which were received on April 18, 2007. On November 1, 2012 the Company prepaid the remaining Term Loan balance of $13,427,000 in connection with the execution of its new Credit Facility (see Note 8).

The Company had $1,830,000 outstanding under an Industrial Revenue Bond (“IRB”) at September 30, 2012. On February 11, 2013 the Company notified the IRB trustee of its intention to redeem all remaining outstanding bonds effective April 3, 2013. As provided under the indenture of trust for the bonds, on April 3, 2013 the IRB trustee drew down $1,830,000 plus accrued interest under the letter of credit issued as security for the bonds, at which time the Company had no further obligations, and the bonds had no further rights, under the indenture.

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

At September 30, 2014 and 2013 the Company had cash equivalents of $9,333,000 and $20,425,000, respectively. The Company’s cash equivalents consist of investments in money market funds for which the carrying value approximates fair value (based on Level 1 inputs) due to the short-term nature of those instruments. The carrying values of trade receivables and accounts payable approximate fair value due to the short-term nature of those instruments.

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

The Company’s Board has approved a program to repurchase up to $10,000,000 of the Company’s outstanding common stock. In July 2014 the Company’s Board extended its authorization of the program from July 31, 2014 to July 31, 2016. Under the program, the Company may repurchase shares from time to time through solicited or unsolicited transactions in the open market or in negotiated or other transactions. No shares have been repurchased under this program as of September 30, 2014.

The Company has authorization to issue up to 1,656,381 shares of preferred stock, par value $0.01, with 300,000 shares authorized for Series B Junior Participating Preferred Stock (“Series B Preferred Stock”). There was no preferred stock issued or outstanding as of September 30, 2014 or 2013.

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

The Company has an Amended and Restated Rights Agreement (the “Rights Agreement”), under which the Company provided and will provide one Right (the “Right”) for each share of Destination Maternity Corporation common stock now or hereafter outstanding. Under certain limited conditions, as defined in the Rights Agreement, each Right entitles the registered holder to purchase from the Company one Series B Unit at $85 per share, subject to adjustment. The Rights expire on October 9, 2015 (the “Final Expiration Date”).

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

The Rights are not exercisable until the Distribution Date, which will occur upon 1) the earlier of ten business days following a public announcement that an Acquiring Person has acquired beneficial ownership of 15.0% or more of the Company’s outstanding common stock, and ten business days following the commencement of a tender offer or exchange offer that would result in a person or group owning 15.0% or more of the Company’s outstanding common stock, or 2) such later date as may be determined by action of a

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

majority of the independent directors. The Rights have certain anti-takeover effects. The Rights will cause substantial dilution to a person or group that attempts to acquire the Company without conditioning the offer on the redemption of the Rights.

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

13.	EQUITY AWARD PLANS

In January 2006 the stockholders of the Company approved the adoption of the Amended and Restated 2005 Equity Incentive Plan (the “2005 Plan”) and, subsequently, have approved amendments to increase the number of issuable shares. Under the 2005 Plan, employees, directors, consultants and other individuals who provide services to the Company may be granted awards in the form of stock options, stock appreciation rights, restricted stock or restricted stock units. Up to 2,800,000 shares of the Company’s common stock may be issued in respect of awards under the 2005 Plan, as amended, with no more than 1,500,000 of those shares permitted to be issued in respect of restricted stock or restricted stock units granted under the 2005 Plan. Awards of stock options to purchase the Company’s common stock will have exercise prices as determined by the Compensation Committee of the Board (the “Compensation Committee”), but such exercise prices may not be lower than the fair market value of the stock on the date of grant.

As of September 30, 2014 options to purchase 19,090 shares of common stock were outstanding under the Company’s Amended and Restated 1987 Stock Option Plan (the “1987 Plan”). The 1987 Plan expired on December 9, 2007 and stock options issued under the 1987 Plan will remain outstanding until they have expired, been exercised or have otherwise terminated.

No stock options have been granted by the Company with an exercise price less than the fair market value of the Company’s common stock on the date of grant for any of the periods presented. The majority of the stock options issued under the 2005 Plan vest ratably over four or five-year periods, although some stock options had both market price and time vesting requirements, and stock options issued under the 2005 Plan generally expire ten years from the date of grant. Restricted stock awards issued under the 2005 Plan have restrictions that lapse ratably over periods ranging from one to five years. The non-executive chairman of the Company’s Board is granted 6,000 shares of restricted stock and each non-employee director, other than the non-executive chairman, of the Company’s Board is granted 4,000 shares of restricted stock on an annual basis that will vest one year from the date of grant. The Company issues new shares of common stock upon exercise of vested stock options. As of September 30, 2014 there were 1,071,115 shares of the Company’s common stock available for grant under the 2005 Plan, with no more than 608,556 of those shares permitted to be issued in respect of restricted stock or restricted stock units granted under the 2005 Plan.

Stock option activity for all plans was as follows:

	Outstanding Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
	(in thousands)		(years)	(in thousands)

Balance—September 30, 2013	548	$15.35
Granted	121	27.13
Exercised	(195)	11.46
Forfeited	(19)	22.86
Expired	(1)	5.01
Balance—September 30, 2014	454	$19.87	7.2	$ 504
Exercisable—September 30, 2014	208	$17.94	6.1	$ 406

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the years ended September 30, 2014, 2013 and 2012 the total intrinsic value of stock options exercised was $3,576,000, $2,080,000 and $1,544,000, respectively. The total cash received from these stock option exercises was $271,000, $744,000 and $107,000, respectively, and the actual tax benefit realized for the tax deductions from these option exercises was $1,347,000, $784,000 and $580,000, respectively. During fiscal 2014, 2013 and 2012 options to purchase 176,899, 101,949 and 119,600 shares of common stock, respectively, with aggregate exercise prices of $1,976,000, $890,000 and $1,007,000, respectively, were exercised by the option holders and net-share settled by the Company, such that the Company withheld 68,739, 39,934 and 51,041 shares of the Company’s common stock, respectively, which had a fair market value equal to the aggregate exercise prices of the stock options.

The weighted-average fair value of stock options granted during fiscal 2014, 2013 and 2012 was estimated to be $8.21, $7.98 and $6.17 per option share, respectively. The weighted-average fair value of each option granted is calculated on the date of grant using the Black-Scholes option pricing model.

Weighted-average assumptions for option grants were as follows:

	Year Ended September 30,
	2014	2013	2012

Expected dividend yield	3.2%	3.5%	4.5%
Expected price volatility	49.1%	59.6%	63.0%
Risk-free interest rate	1.4%	0.8%	1.0%
Expected life	4.7 years	5.5 years	5.5 years

Expected dividend yield was determined using a weighted average of the Company’s annualized dividend rate compared to the market price of the Company’s common stock as of the grant date. Expected volatility was determined using a weighted average of the historic volatility of the Company’s common stock as of the option grant date measured over a period equal to the expected life of the grant. Risk-free interest rates were based on the United States Treasury yield curve in effect at the date of the grant. Expected lives were determined using a weighted average of the historic lives of previously issued grants of the Company’s stock options.

The following table summarizes information about stock options outstanding as of September 30, 2014:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	(in thousands)	(years)		(in thousands)

$ 3.52 to $ 7.00	33	1.4	$5.82	33	$5.82
7.01 to 12.00	45	5.3	11.89	25	11.89
12.01 to 19.00	68	7.2	16.28	36	17.59
19.01 to 20.00	122	8.7	19.81	29	19.89
20.01 to 23.00	108	6.5	21.79	67	21.95
23.01 to 31.38	78	9.2	30.81	18	30.45
$ 3.52 to $31.38	454	7.2	$19.87	208	$17.94

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted stock activity for the 2005 Plan was as follows:

	Outstanding Restricted Shares	Weighted Average Grant Date Fair Value
	(in thousands)

Nonvested—September 30, 2013	226	$18.92
Granted	114	28.75
Vested	(126)	19.67
Forfeited	(14)	22.68
Nonvested—September 30, 2014	200	$23.79

The Compensation Committee of the Company’s Board of Directors established performance goals for the award of performance-based RSUs for four executive officers, under the 2005 Plan, in each of December 2013 (the “Fiscal 2014 Awards”), November 2012 (the “Fiscal 2013 Awards”) and December 2011 (the “Fiscal 2012 Awards”). The RSUs earned, if any, under the awards will be based on the Company’s cumulative operating income, as defined in the applicable award agreement (“RSU Operating Income”) for a specified three-year period (“Performance Period”). The grant of any RSUs under these awards will generally be further contingent on the continued employment of the executive officers with the Company through the dates on which the shares in respect of these RSUs, if any, are issued following the end of the applicable Performance Periods, as well as the achievement of certain minimum levels of RSU Operating Income in the final fiscal year of each applicable Performance Period. Any dividends declared on the shares of the Company’s common stock underlying the RSUs will be credited as additional RSUs based on the fair market value of the Company’s common stock on the dividend record date. The additional RSUs, if any, will be earned on the same terms as the original RSUs.

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

The Performance Period for the Fiscal 2012 Awards ended on September 30, 2014. No RSUs were earned under the Fiscal 2012 Awards because the Company’s RSU Operating Income during the Performance Period was less than the threshold RSU Operating Income required to earn the minimum level of award.

As of September 30, 2014 $4,675,000 of total unrecognized compensation cost related to all non-vested equity awards is expected to be recognized over a weighted-average period of 1.3 years.

During fiscal 2014, 2013 and 2012 certain stock option exercises and vesting restricted stock awards were net-share settled by the Company such that the Company withheld shares of the Company’s common stock, which had a fair market value equivalent to the minimum statutory obligation for the applicable income and employment taxes for the awards, and the Company remitted the cash value to the appropriate taxing authorities. The total shares withheld in connection with tax obligations, which were 76,386, 34,125 and 30,849, respectively, during fiscal 2014, 2013 and 2012, are reflected as repurchase of common stock in the accompanying financial statements, and were based on the value of the Company’s common stock on the exercise or vesting date. The remaining shares, net of those withheld, were delivered to the award holders. Total payments for tax obligations to the tax authorities were $2,178,000, $725,000 and $597,000 for fiscal 2014, 2013 and 2012, respectively.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.	OTHER CHARGES, NET

In September 2013 the Company announced plans to relocate its corporate headquarters and distribution operations from Philadelphia, Pennsylvania to southern New Jersey. During fiscal 2014 the Company recorded pretax income of $2,072,000 from the gain realized on the sale of its principal headquarters and distribution center building (see Note 5), partially offset by charges incurred for the closure of its existing facilities and the preparation for occupancy of its new facilities.

On July 2, 2014 the Company made an announcement confirming its interest in a possible business combination with Mothercare plc (“Mothercare”) and confirming the submission of two non-binding written proposals for a possible business combination, both of which had been rejected by the Board of Directors of Mothercare. This announcement was required by the UK Takeover Code in light of press speculation at the time regarding the Company’s interest in a possible combination with Mothercare, the shares of which are traded on the London Stock Exchange. The Board of Directors of Mothercare was unwilling to allow the Company to conduct customary due diligence and to engage in discussions regarding the Company’s proposal, and shareholders of Mothercare did not support the proposal. As a result, on July 25, 2014 the Company announced that it would not make an offer for Mothercare and withdrew its proposal for a possible combination of the businesses. During fiscal 2014 the Company incurred pretax charges of $1,045,000 related to its proposal for a possible business combination.

On August 11, 2014 the Company announced the resignation of Edward M. Krell as the Company’s Chief Executive Officer (“CEO”) and the appointment of Anthony M. Romano as the Company’s new CEO.  In connection with the management change, the Company incurred pretax charges of $4,256,000, primarily for separation benefits due Mr. Krell, including a lump sum payment of $3,338,000, which is payable in February 2015, and $456,000 for the accelerated vesting of Mr. Krell’s outstanding equity awards (see Note 17).

A summary of the charges incurred in connection with the facilities relocations, proposed business combination and management and organizational changes for the year ended September 30, 2014 follows (in thousands):

2014

Facilities Relocations
Accelerated depreciation and amortization expense	$1,127
Pre-opening rent expense on new corporate headquarters	798
Gain on sale of building	(4,110)
Other	113
Total facilities relocations	(2,072)

Proposed Business Combination
Legal and other professional fees	1,045

Management and Organizational Changes
CEO separation benefits	4,107
Other	149
Total management and organizational changes	4,256
Total other charges, net	$3,229

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.	INCOME TAXES

For the years ended September 30, the income tax provision was comprised of the following (in thousands):

	2014	2013	2012

Current provision	$6,581	$16,017	$13,874
Deferred benefit	(2,975)	(1,791)	(1,378)
Deferred benefit of state net operating loss carryforwards, net of federal effect, recognized based on change in tax regulations	—	(1,216)	—
Income tax provision	$3,606	$13,010	$12,496

Federal provision	$5,109	$11,485	$8,517
State (benefit) provision	(1,674)	380	2,170
Foreign provision	171	1,145	1,809
Income tax provision	$3,606	$13,010	$12,496

A reconciliation of the statutory federal tax rate to the Company’s effective income tax rates for the years ended September 30 follows:

	2014	2013	2012

Statutory federal tax rate	35.0%	35.0%	35.0%
State tax rate, net of federal benefit	3.2	2.7	2.7
Provision for uncertain income tax positions, net of federal benefit	2.1	1.3	2.4
Settlements of uncertain income tax positions, net of federal effect	(13.0)	—	—
Benefit of state net operating loss carryforwards, net of federal effect, recognized based on change in tax regulations	—	(3.3)	—
Other	(1.7)	(0.5)	(0.9)
Effective income tax rate	25.6%	35.2%	39.2%

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The deferred tax effects of temporary differences giving rise to the Company’s net deferred tax assets as of September 30 were as follows (in thousands):

	2014	2013

Deferred tax assets:
Deferred rent	$10,138	$7,964
Employee benefit accruals	4,610	3,071
State net operating loss carryforwards	3,141	3,141
Inventory reserves	1,262	643
Stock-based compensation	1,134	1,029
Depreciation and amortization	107	2,245
Other accruals	2,458	3,203
Other	2,026	1,631
	24,876	22,927
Valuation allowance	(1,925)	(1,925)
	22,951	21,002
Deferred tax liability:
Prepaid expenses	(801)	(520)
Net deferred tax assets	$22,150	$20,482

Based on the Company’s historical and projected levels of taxable income, management believes it is more likely than not that the Company will realize the net deferred tax assets as of September 30, 2014. There can be no assurance that the Company will generate taxable earnings or any specific level of earnings in the future.

During fiscal 2013 the Company recognized a state income tax benefit, net of federal effect and a valuation allowance, of $1,216,000, for the estimated carryforward tax benefit of certain state net operating losses, which had previously been projected to expire unused, based upon recently enacted changes in applicable state income tax regulations. The Company assessed that it was unlikely that sufficient future state specific taxable income will be generated to fully use the available state net operating loss carryforwards, and accordingly, a valuation allowance  has been recorded to recognize only the portion of the deferred tax asset that is considered more likely than not to be realized. The Company does not record state tax benefits associated with temporary differences for certain other states in which it has net operating losses, given the continued historical uncertainty related to realizing such state tax benefits. Had the state tax benefits been reflected for these states, the deferred tax assets (excluding state net operating loss carryforwards) as of September 30, 2014 would be approximately $819,000 higher.

The accounting standard for uncertain income tax positions clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements and also contains guidance on the measurement of uncertain tax positions.

A reconciliation of gross unrecognized tax benefits for uncertain tax positions for the years ended September 30 follows (in thousands):

	2014	2013	2012

Balance at beginning of year	$4,218	$4,063	$2,591
Additions for current year tax positions	192	476	1,377
Additions for prior year tax positions	231	331	266
Reductions of prior year tax positions	(2,700)	(12)	(20)
Payments	(250)	(640)	(151)
Balance at end of year	$1,691	$4,218	$4,063

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of September 30, 2014 gross unrecognized tax benefits included accrued interest and penalties of $508,000. During fiscal 2014, 2013 and 2012 interest and penalties of $(1,391,000), $341,000, and $577,000, respectively, related to unrecognized tax benefits, were included in income tax provision. If recognized, the portion of the liability for unrecognized tax benefits that would impact the Company’s effective tax rate was $1,197,000, net of federal tax benefit.

As of September 30, 2014 and 2013 the Company had income taxes receivable of $2,542,000 and $648,000, respectively, which are included in prepaid expenses and other current assets in the accompanying Consolidated Balance Sheet.

During the twelve months subsequent to September 30, 2014 it is reasonably possible that the gross unrecognized tax benefits could potentially increase by approximately $41,000 (of which approximately $23,000, net of federal benefit, would affect the effective tax rate) for uncertain tax positions, including the continued effect of interest on unrecognized tax benefits and limitations on certain potential tax credits, partially offset by the effect of expiring statutes of limitations and settlements.

The Company’s United States Federal income tax returns for the years ended September 30, 2011 and thereafter remain subject to examination by the United States Internal Revenue Service. The Company also files tax returns in Canada, India, Kuwait and numerous United States state jurisdictions, which have varying statutes of limitations. Generally, Canadian tax returns for tax years ended September 30, 2008 and thereafter, Indian tax returns for tax years ended March 31, 2010 and thereafter, Kuwaiti tax returns for tax years ended September 30, 2013 and thereafter and United States state tax returns for tax years ended September 30, 2010 and thereafter, depending upon the jurisdiction, remain subject to examination. However, the statutes of limitations on certain of the Company’s United States state tax returns remain open for tax years prior to fiscal 2010.

16.	COMMITMENTS AND CONTINGENCIES

The Company leases its retail facilities and certain equipment under various non-cancelable operating leases. Certain of these leases have renewal options. Total rent expense (including related occupancy costs, such as insurance, maintenance and taxes, paid to landlords) under operating leases amounted to $58,682,000, $61,253,000 and $65,412,000 in fiscal 2014, 2013 and 2012, respectively. Such amounts include contingent rentals based upon a percentage of sales totaling $1,735,000, $1,574,000 and $1,428,000 in fiscal 2014, 2013 and 2012, respectively.

In September 2013 the Company announced its plans to relocate its corporate headquarters and distribution operations from Philadelphia, Pennsylvania to southern New Jersey. The lease for the new corporate headquarters building was signed September 19, 2013 with rent payments to commence in March 2015, and the lease for a new build-to-suit distribution center building was signed December 3, 2013 with rent payments expected to commence in April 2015. Future minimum payments for the two leases are included in the table below.

Store, office and distribution facility leases generally provide for payment of direct operating costs in addition to rent.

Future annual minimum lease payments, for facilities leases excluding such direct operating costs, as well as leases for equipment rental, as of September 30, 2014, during our fiscal year end change transition period from October 1, 2014 to January 31, 2015 and our future fiscal years ending on the Saturday nearest January 31 of each year, are as follows (in thousands):

Fiscal Year

October 1, 2014 to January 31, 2015	$15,108
2015	42,367
2016	34,379
2017	30,045
2018	24,626
2019 and thereafter	95,670
$242,195

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

Effective August 10, 2014 and as amended December 3, 2014, the Company entered into an employment agreement with Anthony M. Romano, in connection with the hiring of Mr. Romano as the Company’s CEO.  The agreement provided that Mr. Romano’s annual base salary would be $825,000. Base salary earned for Mr. Romano was $117,000 for fiscal 2014. The agreement also provides for salary continuation and severance payments should employment of the executive be terminated under specified conditions, as defined therein. Additionally, Mr. Romano is eligible for an annual cash bonus based on performance and an annual equity grant with a grant date fair value equal to 100% of Mr. Romano’s base salary. For the Company’s fiscal year end change transition period October 1, 2014 to January 31, 2015 through its 2015 fiscal year ending January 30, 2016, the equity grant will have a grant date fair value equal to 133% of Mr. Romano’s base salary and will be a mixture of 50% stock options, 25% time-vested restricted stock or restricted stock units, and 25% performance-based restricted stock units. The agreement continues in effect until terminated by either the Company or the executive in accordance with the termination provisions of the agreement.

During fiscal 2014, 2013 and 2012 the Company had an employment agreement with Edward M. Krell, the Company’s former CEO. Base salary earned for Mr. Krell was $681,000, $750,000 and $750,000 for fiscal 2014, 2013 and 2012, respectively. Effective August 10, 2014 Mr. Krell resigned as CEO.  In connection with Mr. Krell’s resignation as CEO, the Company entered into a Separation Agreement with Mr. Krell (the "Separation Agreement"). The Separation Agreement provides that Mr. Krell will receive a lump sum payment of $3,338,000, which is payable in February 2015, accelerated vesting of stock option and restricted stock awards and continuation of certain insurance and fringe benefits for up to three years. The Separation Agreement also provides for the restrictive covenants set forth in Mr. Krell’s employment agreement to continue in effect until three years after Mr. Krell’s separation from the Company.

The Company has an employment agreement with Christopher F. Daniel, the Company’s President. The agreement provided that Mr. Daniel’s annual base salary would be $525,000. On December 4, 2013 the Compensation Committee approved an increase to Mr. Daniel’s annual base salary from $525,000 to $535,000. Base salary earned for Mr. Daniel was $533,000, $525,000 and $525,000 for fiscal 2014, 2013 and 2012, respectively. The agreement also provides for salary continuation and severance payments should employment of the executive be terminated under specified conditions, as defined therein. Additionally, Mr. Daniel is eligible for an annual cash bonus based on performance. The agreement continues in effect until terminated by either the Company or the executive in accordance with the termination provisions of the agreement.

The Company has an employment agreement with Judd P. Tirnauer, the Company’s Executive Vice President & Chief Financial Officer. Mr. Tirnauer was promoted from Senior Vice President & Chief Financial Officer to Executive Vice President & Chief Financial Officer effective November 22, 2011. On November 15, 2012 the Compensation Committee approved an increase to Mr. Tirnauer’s annual base salary from $375,000 to $385,000, effective December 1, 2012. On December 4, 2013 the Compensation Committee approved an increase to Mr. Tirnauer’s annual base salary from $385,000 to $405,000. Base salary earned for Mr. Tirnauer was $402,000, $383,000 and $375,000 for fiscal 2014, 2013 and 2012, respectively. The agreement also provides for salary continuation and severance payments should employment of the executive be terminated under specified conditions, as defined therein. Additionally, Mr. Tirnauer is eligible for an annual cash bonus based on performance. The agreement continues in effect until terminated by either the Company or the executive in accordance with the termination provisions of the agreement.

The Company has an employment agreement with Ronald J. Masciantonio, the Company’s Executive Vice President & Chief Administrative Officer. Effective November 22, 2011 Mr. Masciantonio was promoted from Senior Vice President & General Counsel to Executive Vice President & General Counsel and, effective November 15, 2012 Mr. Masciantonio was promoted to the additional position of Chief Administrative Officer and continued to serve as the Company’s General Counsel until August 16, 2013. On November 15, 2012 the Compensation Committee approved an increase to Mr. Masciantonio’s annual base salary from $320,000 to $360,000, effective December 1, 2012. On December 4, 2013 the Compensation Committee approved an increase to Mr. Masciantonio’s annual base salary from $360,000 to $390,000. Base salary earned for Mr. Masciantonio was $385,000, $353,000 and $320,000 for fiscal 2014, 2013 and 2012, respectively. The agreement also provides for salary continuation and severance payments should employment of the executive be terminated under specified conditions, as defined therein. Additionally, Mr. Masciantonio is eligible for an annual cash bonus based on performance. The agreement continues in effect until terminated by either the Company or the executive in accordance with the termination provisions of the agreement.

18.	POSTRETIREMENT OBLIGATIONS

Effective September 30, 2008, Dan W. Matthias, the Company’s former Chairman of the Board and Former CEO, retired as CEO. In connection with Mr. Matthias’ retirement as CEO, in September 2008 the Company entered into a Transition Agreement (the

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

“D. Matthias Transition Agreement”) with Mr. Matthias, the term of which expired on September 30, 2012. The D. Matthias Transition Agreement provided that Mr. Matthias made himself available to the Company during the term of the agreement for strategic planning, corporate development and other matters as requested by the Board or the Company’s CEO. Subsequent to his retirement, Mr. Matthias continued to serve the Company as non-executive Chairman of the Board until January 2010 and was thereafter available to the Company as stipulated in the D. Matthias Transition Agreement. In consideration of Mr. Matthias’ advisory and board services (and in lieu of all other director compensation), the Company paid Mr. Matthias an annual retainer of $200,000 and continued certain insurance and fringe benefits during the term of the D. Matthias Transition Agreement. The D. Matthias Transition Agreement also provided for the restrictive covenants set forth in Mr. Matthias’ employment agreement to continue in effect until September 30, 2014.

Effective September 30, 2010 Rebecca C. Matthias, the Company’s former President and Chief Creative Officer, retired. In connection with Ms. Matthias’ scheduled retirement, in November 2009 the Company entered into a Transition Agreement (the “R. Matthias Transition Agreement”) with Ms. Matthias, the term of which expired on September 30, 2012. In addition to certain preretirement employment arrangements, the R. Matthias Transition Agreement provided that Ms. Matthias made herself available to the Company during the term of the agreement on a limited basis for strategic planning, merchandising, public relations, publicity and other matters as requested by the Company’s CEO. The R. Matthias Transition Agreement also provided for the restrictive covenants set forth in Ms. Matthias’ employment agreement to continue in effect until September 30, 2014.

The Company had Supplemental Executive Retirement Agreements (the “SERP Agreement(s)”) with Mr. and Ms. Matthias (the “SERP Executives”), which were effective March 2, 2007. Pursuant to the D. Matthias Transition Agreement, Mr. Matthias received SERP Agreement benefits totaling $3,960,000, which were paid to Mr. Matthias in installments that commenced on April 1, 2009, with the final installment paid on October 1, 2012. The Company paid SERP Agreement benefits to Mr. Matthias totaling $150,000  and $600,000 in fiscal 2013 and 2012, respectively. Pursuant to the R. Matthias Transition Agreement, Ms. Matthias received a lump sum payment of the SERP Agreement benefits of $4,166,000 on December 16, 2010. No further amounts are payable to Mr. or Ms. Matthias pursuant to their SERP Agreements.

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

The Company has a 401(k) savings plan for all eligible employees who elect to participate. Participating employees can contribute up to 20% of their eligible compensation. Employees who meet certain criteria are eligible for a matching contribution from the Company based on a sliding scale. Company matches are made in the first quarter of the succeeding calendar year and vest over a period of approximately six years from each employee’s commencement of employment with the Company. Company matching contributions totaling $75,000, $121,000 and $39,000, which were net of $63,000, $12,000 and $100,000 of cumulative plan forfeitures, were made in fiscal 2014, 2013 and 2012, respectively. In addition, the Company may make discretionary contributions to the plan, which vest over a period of approximately six years from each employee’s commencement of employment with the Company. The Company has not made any discretionary contributions.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly financial results for the years ended September 30, 2014 and 2013 were as follows (in thousands, except per share amounts):

	Quarter Ended
Fiscal 2014	9/30/14	6/30/14	3/31/14	12/31/13

Net sales	$122,048	$134,020	$126,053	$134,838
Gross profit	60,186	69,599	68,518	71,155
Net income (loss)	(2,485)	5,476	3,247	4,259
Net income (loss) per share—Basic	(0.18)	0.41	0.24	0.32
Net income (loss) per share—Diluted	(0.18)	0.40	0.24	0.31

	Quarter Ended
Fiscal 2013	9/30/13	6/30/13	3/31/13	12/31/12

Net sales	$128,250	$141,886	$134,859	$135,264
Gross profit	69,525	77,288	72,980	71,168
Net income	5,633	8,591	5,877	3,842
Net income per share—Basic	0.42	0.65	0.44	0.29
Net income per share—Diluted	0.42	0.64	0.44	0.29

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

Geographic Information.    Geographic revenue information is allocated based on the country in which the products or services are sold, and in the case of international franchise revenues, on the location of the customer. Information concerning the Company’s operations by geographic area is as follows (in thousands):

	Year Ended September 30,
	2014	2013	2012

Net Sales to Unaffiliated Customers
United States	$489,026	$512,585	$514,779
Foreign	27,933	27,674	26,697

	September 30, 2014	September 30, 2013

Long-Lived Assets, Net
United States	$78,033	$53,992
Foreign	3,100	1,799

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Major Customers.    For the periods presented, the Company did not have any one customer who represented more than 10% of its net sales.

22.	INTEREST EXPENSE, NET

Interest expense, net for the years ended September 30 is comprised of the following (in thousands):

	2014	2013	2012

Interest expense	$418	$557	$1,256
Interest income	(14)	(25)	(41)
Interest expense, net	$404	$532	$1,215

23.	RELATED PARTY TRANSACTIONS

There is a husband and wife relationship between Mr. Matthias and Ms. Matthias (see Note 18). There are no family relationships among any of the Company’s current executive officers or directors.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at beginning of period (1)	Additions charged to costs and expenses	Deductions and reclassifications	Balance at end of period (1)

Year Ended September 30, 2014
Product return reserve	$2,702	$6	$—	$2,708

Year Ended September 30, 2013
Product return reserve	$2,225	$477	$—	$2,702

Year Ended September 30, 2012
Product return reserve	$2,083	$142	$—	$2,225

(1)

As of September 30, 2014, 2013 and 2012 the Company’s product return reserve reflects the estimated gross sales value of estimated product returns, which had an estimated cost value of $1,173, $1,160 and $919, respectively.

INDEX OF EXHIBITS

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