Form 10-QT
period 2015-01-31
Destination Maternity Corp
filed 2015-03-12
CIK 896985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended _____________

or

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from October 1, 2014 to January 31, 2015

Commission file number 0-21196

Destination Maternity Corporation

(Exact name of registrant as specified in its charter)

Delaware	13-3045573
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
232 Strawbridge Drive Moorestown, New Jersey	08057
(Address of principal executive offices)	(Zip code)

(856) 291-9700

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

Common Stock, $.01 par value — 13,857,905 shares outstanding as of March 5, 2015

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	January 31, 2015	September 30, 2014

ASSETS
Current assets:
Cash and cash equivalents	$1,349	$12,580
Trade receivables, net	9,203	11,609
Inventories	75,759	88,411
Deferred income taxes	14,281	10,330
Prepaid expenses and other current assets	12,986	13,128
Total current assets	113,578	136,058
Property, plant and equipment, net of accumulated depreciation and amortization of $80,735 and $114,908	90,135	76,799
Other assets:
Deferred financing costs, net of accumulated amortization of $445 and $379	543	609
Other intangible assets, net of accumulated amortization of $588 and $1,333	1,128	4,334
Deferred income taxes	13,704	11,820
Other non-current assets	972	913
Total other assets	16,347	17,676
Total assets	$220,060	$230,533

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$2,801	$—
Accounts payable	26,482	31,942
Accrued expenses and other current liabilities	46,862	47,840
Total current liabilities	76,145	79,782
Long-term debt	12,199	—
Deferred rent and other non-current liabilities	25,714	25,230
Total liabilities	114,058	105,012
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, 1,656,381 shares authorized:
Series B junior participating preferred stock, $.01 par value; 300,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value; 20,000,000 shares authorized, 13,807,124 and 13,707,185 shares issued and outstanding, respectively	138	137
Additional paid-in capital	102,370	101,792
Retained earnings	3,558	23,655
Accumulated other comprehensive loss	(64)	(63)
Total stockholders’ equity	106,002	125,521
Total liabilities and stockholders’ equity	$220,060	$230,533

The accompanying notes are an integral part of these Consolidated Financial Statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Four Months Ended January 31,
	2015	2014

Net sales	$165,644	$170,594
Cost of goods sold	96,667	80,493
Gross profit	68,977	90,101
Selling, general and administrative expenses	86,688	84,535
Store closing, asset impairment and asset disposal expenses	4,599	211
Other charges	5,354	476
Operating income (loss)	(27,664)	4,879
Interest expense, net	242	138
Income (loss) before income taxes	(27,906)	4,741
Income tax (benefit) provision	(10,526)	1,655
Net income (loss)	$(17,380)	$3,086
Net income (loss) per share—Basic	$(1.28)	$0.23
Average shares outstanding—Basic	13,541	13,412
Net income (loss) per share—Diluted	$(1.28)	$0.23
Average shares outstanding—Diluted	13,541	13,581

The accompanying notes are an integral part of these Consolidated Financial Statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Four Months Ended January 31,
	2015	2014

Net income (loss)	$(17,380)	$3,086
Foreign currency translation adjustments	(1)	1
Comprehensive income (loss)	$(17,381)	$3,087

The accompanying notes are an integral part of these Consolidated Financial Statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common Stock				Accumulated
	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Other Comprehensive Loss	Total

Balance as of September 30, 2014	13,707	$137	$101,792	$23,655	$(63)	$125,521
Net loss	—	—	—	(17,380)	—	(17,380)
Foreign currency translation adjustments	—	—	—	—	(1)	(1)
Cash dividends	—	—	—	(2,717)	—	(2,717)
Stock-based compensation	100	1	1,072	—	—	1,073
Exercise of stock options, net	8	—	29	—	—	29
Tax benefit shortfall from stock option exercises and restricted stock vesting	—	—	(400)	—	—	(400)
Repurchase and retirement of common stock	(8)	—	(123)	—	—	(123)
Balance as of January 31, 2015	13,807	$138	$102,370	$3,558	$(64)	$106,002

Balance as of September 30, 2013	13,556	$136	$98,634	$23,930	$(67)	$122,633
Net income	—	—	—	3,086	—	3,086
Foreign currency translation adjustments	—	—	—	—	1	1
Cash dividends	—	—	—	(2,565)	—	(2,565)
Stock-based compensation	96	1	1,143	—	—	1,144
Exercise of stock options, net	112	1	205	—	—	206
Excess tax benefit from stock option exercises and restricted stock vesting	—	—	1,224	—	—	1,224
Repurchase and retirement of common stock	(53)	(1)	(1,679)	—	—	(1,680)
Balance as of January 31, 2014	13,711	$137	$99,527	$24,451	$(66)	$124,049

The accompanying notes are an integral part of these Consolidated Financial Statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Four Months Ended January 31,
	2015	2014

Operating Activities
Net income (loss)	$(17,380)	$3,086
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,223	5,021
Stock-based compensation expense	1,073	1,144
Loss on impairment of long-lived assets	4,444	40
Loss on disposal of assets	109	89
Deferred income tax benefit	(6,636)	(899)
Amortization of deferred financing costs	66	66
Changes in assets and liabilities:
Decrease (increase) in:
Trade receivables	2,406	6,681
Inventories	12,652	(2,586)
Prepaid expenses and other current assets	142	(840)
Other non-current assets	(59)	(444)
Increase (decrease) in:
Accounts payable, accrued expenses and other current liabilities	1,116	(8,826)
Deferred rent and other non-current liabilities	675	(255)
Net cash provided by operating activities	3,831	2,277
Investing Activities
Capital expenditures	(21,098)	(6,062)
Proceeds from sale of property, plant and equipment	—	48
Additions to intangible assets	(768)	(771)
Net cash used in investing activities	(21,866)	(6,785)
Financing Activities
(Decrease) increase in cash overdraft	(5,384)	341
Proceeds from long-term debt	15,000	—
Withholding taxes on stock-based compensation paid in connection with repurchase of common stock	(123)	(1,680)
Cash dividends paid	(2,717)	(2,565)
Proceeds from exercise of stock options	29	206
Excess tax benefit from exercise of stock options and restricted stock vesting	—	1,224
Net cash provided by (used in) financing activities	6,805	(2,474)
Effect of exchange rate changes on cash and cash equivalents	(1)	1
Net Decrease in Cash and Cash Equivalents	(11,231)	(6,981)
Cash and Cash Equivalents, Beginning of Period	12,580	24,555
Cash and Cash Equivalents, End of Period	$1,349	$17,574
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$112	$68
Cash paid for income taxes	$51	$2,744

The accompanying notes are an integral part of these Consolidated Financial Statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	BASIS OF FINANCIAL STATEMENT PRESENTATION

Destination Maternity Corporation and its subsidiaries (the “Company” or “Destination Maternity”) have historically operated on a fiscal year ending September 30 of each year. On December 4, 2014 the Company announced that its Board of Directors approved a change in its fiscal year end from September 30 to the Saturday nearest January 31 of each year. The fiscal year end change will align the Company’s reporting cycle with the National Retail Federation (“NRF”) fiscal calendar. The change is effective with the Company’s fiscal year 2015, which began February 1, 2015 and will end January 30, 2016, and resulted in a four month transition period from October 1, 2014 to January 31, 2015. The accompanying unaudited consolidated financial statements for the four month transition period ended January 31, 2015 and for the four month comparative period ended January 31, 2014 have been prepared in accordance with the requirements for Form 10-Q and Article 10 of Regulation S-X, and accordingly, certain information and footnote disclosures have been condensed or omitted. See the Company’s Annual Report on Form 10-K as of and for the year ended September 30, 2014 as filed with the Securities and Exchange Commission (“SEC”) for additional disclosures including a summary of the Company’s accounting policies.

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

References to fiscal years of the Company prior to fiscal 2015 refer to the fiscal years ended on September 30 in those years, unless otherwise indicated. For example, the Company’s “fiscal 2014” ended on September 30, 2014. The Company now operates on a fiscal year ending on the Saturday nearest January 31 of each year. References to the Company’s fiscal 2015 refer to the fiscal year, or periods within such fiscal year, which began February 1, 2015 and will end January 30, 2016. References to the transition period refer to the four month period from October 1, 2014 to January 31, 2015.

2.	EARNINGS PER SHARE (“EPS”) AND CASH DIVIDENDS

Basic net income (loss) (or earnings) per share (“Basic EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding, excluding restricted stock awards for which the restrictions have not lapsed. Diluted net income (loss) (or earnings) per share (“Diluted EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding, after giving effect to the potential dilution, if applicable, from the assumed exercise of outstanding stock options and from the assumed lapse of restrictions on restricted stock awards. Common shares issuable in connection with the award of performance-based restricted stock units (“RSUs”) are excluded from the calculation of EPS until the RSUs’ performance conditions are achieved and the shares in respect of the RSUs become issuable (see Note 11).

The following table summarizes the Basic EPS and Diluted EPS calculations (in thousands, except per share amounts):

	Four Months Ended January 31,
	2015			2014
	Net Loss	Shares	EPS	Net Income	Shares	EPS

Basic EPS	$(17,380)	13,541	$(1.28)	$3,086	13,412	$0.23
Incremental shares from the assumed exercise of outstanding stock options	—	—		—	107
Incremental shares from the assumed lapse of restrictions on restricted stock awards	—	—		—	62
Diluted EPS	$(17,380)	13,541	$(1.28)	$3,086	13,581	$0.23

In addition to performance-based RSUs, for the four months ended January 31, 2015 and 2014 stock options and unvested restricted stock totaling 1,068,218 and 84,496 shares, respectively, were excluded from the calculation of Diluted EPS as their effect would have been antidilutive.

During the four months ended January 31, 2015 and 2014 the Company paid cash dividends totaling $2,717,000 (or $0.20 per share) and $2,565,000 (or $0.1875 per share), respectively. On February 19, 2015 the Company declared a quarterly cash dividend of $0.20 per share payable on March 27, 2015, which is projected to total approximately $2,770,000.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

3.	TRADE RECEIVABLES

Trade receivables are recorded based on revenue recognized for sales of the Company’s merchandise and for other revenue earned by the Company through its marketing partnership programs and international franchise agreements, and are non-interest bearing. The Company evaluates the collectability of trade receivables based on a combination of factors, including aging of trade receivables, write-off experience, analysis of historical trends and expectations of future performance. An allowance for doubtful accounts is recorded for the amount of trade receivables that are considered unlikely to be collected. When the Company’s collection efforts are unsuccessful, uncollectible trade receivables are charged against the allowance for doubtful accounts. As of January 31, 2015 and September 30, 2014 the Company’s trade receivables were net of allowance for doubtful accounts of $132,000 and $131,000, respectively.

4.	INVENTORIES

Inventories were comprised of the following (in thousands):

	January 31, 2015	September 30, 2014

Finished goods	$69,455	$81,678
Work-in-progress	2,414	2,140
Raw materials	3,890	4,593
	$75,759	$88,411

The Company has determined that certain out-of-season inventory that was on hand as of January 31, 2015 will be liquidated through significantly discounted sales or charitable donations, consistent with the Company’s stated intention to clear its retail locations of prior season inventory.  In connection with the plan to dispose of the inventory, the Company recorded a charge of $10,900,000 during the four months ended January 31, 2015 to write-down the inventory cost in excess of the amount expected to be realized from the liquidation of the impacted inventory.

5.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities were comprised of the following (in thousands):

	January 31, 2015	September 30, 2014

Employee compensation and benefits	$10,593	$10,936
Insurance, primarily self-insurance reserves	5,888	5,714
Gift certificates and store credits	4,704	3,813
Deferred rent	3,824	3,530
Accrued property, plant and equipment additions	3,619	5,858
Sales and use taxes	3,112	2,914
Product return reserve	2,084	2,708
Accounting and legal	1,998	1,322
Income taxes payable	129	81
Other	10,911	10,964
	$46,862	$47,840

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

6.	LINE OF CREDIT AND LONG-TERM DEBT

On November 1, 2012 the Company entered into a five-year $61,000,000 senior secured revolving credit facility (the “Credit Facility”), which replaced the Company’s former $55,000,000 credit facility (the “Prior Credit Facility”). The Credit Facility consists of two tranches: 1) a senior secured revolving credit and letter of credit facility of up to $55,000,000 (“Tranche A”) and 2) a senior secured first-in, last-out revolving credit facility of up to $6,000,000 (“Tranche A-1”). The Credit Facility will mature on November 1, 2017. Upon the Company’s request and with the consent of the lender, permitted borrowings under Tranche A may be increased up to an additional $15,000,000, in increments of $2,500,000, up to a Tranche A maximum limit of $70,000,000. Proceeds from advances under the Credit Facility, with certain restrictions, were permitted to be used to repay then existing term loan or other debt, and may be used to provide financing for working capital, letters of credit, capital expenditures, dividends, share repurchases and other general corporate purposes. The Credit Facility contains various affirmative and negative covenants and representations and warranties. Under the Credit Facility, the Company is required to maintain minimum Excess Availability (as defined in the related Credit Facility agreement) equal to 10% of the Borrowing Base (as defined in the related Credit Facility agreement). The Credit Facility is secured by a security interest in the Company’s trade receivables, inventory, letter of credit rights, cash, intangibles and certain other assets. The interest rate on outstanding borrowings is equal to, at the Company’s election, either 1) the lender’s base rate plus the applicable margin, or 2) a LIBOR rate plus the applicable margin. The applicable margin for base rate borrowings is 0.50% for Tranche A borrowings and 2.00% for Tranche A-1 borrowings. The applicable margin for LIBOR rate borrowings is 1.50% for Tranche A borrowings and 3.00% for Tranche A-1 borrowings. Tranche A-1 borrowings are deemed to be the first loans made and the last loans repaid. The Company also pays an unused line fee under the Credit Facility of 0.25% per annum. In connection with the execution of the Credit Facility, the Company incurred deferred financing costs of $988,000.

As of January 31, 2015 the Company had no outstanding borrowings under the Credit Facility and $6,424,000 in letters of credit, with $54,576,000 of availability under the Credit Facility. As of January 31, 2014 the Company had no outstanding borrowings under the Credit Facility and $7,211,000 in letters of credit, with $53,789,000 of availability under the Credit Facility. As of January 31, 2015 Tranche A borrowings under the Credit Facility would have resulted in interest at a rate between 1.67% and 3.75% per annum, and Tranche A-1 borrowings under the Credit Facility would have resulted in interest at a rate between 3.17% and 5.25% per annum. During the four month period ended January 31, 2015 the Company’s average level of direct borrowings was $630,000, and the Company’s maximum borrowings at any time were $5,800,000. During the four month period ended January 31, 2014 the Company did not have any direct borrowings under the Credit Facility.

During the four months ended January 31, 2015 the Company received $15,000,000 proceeds from a five-year equipment financing arrangement with its Credit Facility bank. The equipment note bears annual interest at 3.38%, with payments of $272,000 (including interest) due monthly through December 2019.  The equipment note is collateralized by substantially all of the material handling equipment currently being installed and tested at the Company’s nearly completed distribution facility in Florence, New Jersey (see Note 9).

7.	FAIR VALUE MEASUREMENTS

The accounting standard for fair value measurements defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard establishes a framework for measuring fair value focused on exit price and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements as follows:

●	Level 1 – Quoted market prices in active markets for identical assets or liabilities
●	Level 2 – Observable market-based inputs or inputs that are corroborated by observable market data
●	Level 3 – Unobservable inputs that are not corroborated by market data

At January 31, 2015 and September 30, 2014 the Company had cash equivalents of $4,000 and $9,333,000, respectively. The Company’s cash equivalents consist of investments in money market funds for which the carrying value approximates fair value (based on Level 1 inputs) due to the short-term nature of those instruments. The carrying values of trade receivables and accounts payable approximate fair value due to the short-term nature of those instruments.

The Company’s long-term debt bears interest at a fixed rate.  The fair value of the Company’s debt was determined using a discounted cash flow analysis based on interest rates currently available to the Company, which the Company considers to be Level 2

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

inputs. The difference between the carrying value and fair value of long-term debt held by the Company with a fixed rate of interest is not material.

8.	STORE CLOSING, ASSET IMPAIRMENT AND ASSET DISPOSAL EXPENSES

For the four months ended January 31, 2015 store closing, asset impairment and asset disposal expenses were comprised of $3,354,000 for impairment of intangible assets related to the Company’s Secret Fit Belly technology, $1,091,000 for impairment of store assets, and $154,000 for store closings and other asset disposals. For the four months ended January 31, 2014 store closing, asset impairment and asset disposal expenses were comprised of $40,000 for impairment of store assets and $171,000 for store closings and other asset disposals.

The intangible assets impairment charge of $3,354,000 was primarily for capitalized legal costs incurred in connection with a lawsuit asserting infringement of patents held by the Company on its Secret Fit Belly technology.  The impairment resulted from recent decisions of the United States Patent and Trademark Office ("USPTO") in Inter Partes Review (“IPR”) proceedings through which it was decided by the USPTO that certain of the claims of the subject patents are not valid.

9.	OTHER CHARGES

In September 2013 the Company announced plans to relocate its corporate headquarters and distribution operations from Philadelphia, Pennsylvania to southern New Jersey. In January 2015 the Company completed the relocation of its corporate headquarters to Moorestown, New Jersey and expects to complete the relocation of its distribution operations to Florence, New Jersey in mid-calendar 2015. In December 2014 the Company received notice of substantial completion and lease commencement from the landlord for the Florence distribution center building. Accordingly, the Florence lease, which has a 15-year term, commenced effective January 1, 2015, with the first rent payment due March 1, 2015. The Company is currently installing and testing its material handling equipment at the facility. During the four months ended January 31, 2015 and 2014 the Company incurred $1,158,000 and $476,000 of charges related to the closure of its existing facilities and the preparation for occupancy of its new facilities.

On August 11, 2014 the Company announced the appointment of Anthony M. Romano as the Company’s new Chief Executive Officer (“CEO”).  Subsequent to the CEO change, the Company commenced a program to evaluate its business processes, key management personnel and planning resources. In connection with this evaluation, the Company announced a change in its fiscal year (see below) and has started to implement changes to certain business processes, resulting in replacement of certain key management personnel and some reductions in headcount. The Company also implemented an improved product life cycle calendar and terminated an e-commerce development contract as it continues to improve its planning and allocation methodologies and e-commerce platform. During the four months ended January 31, 2015 the Company incurred $2,951,000 of charges related to these management and organizational changes.

On December 4, 2014 the Company announced that its Board of Directors approved a change in its fiscal year end from September 30 to the Saturday nearest January 31 of each year. The fiscal year end change will align the Company’s reporting cycle with the traditional 4-5-4 NRF calendar ending with January. The fiscal year change is expected to benefit the Company by providing a framework for more consistent product decisions, improved planning of marketing and promotional activities, and faster assimilation of new experienced retail hires. During the four months ended January 31, 2015 the Company incurred $1,245,000 of charges related to the fiscal year change.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

A summary of the charges incurred in connection with the facilities relocations, management and organizational changes, and fiscal year change is as follows (in thousands):

	Four Months Ended January 31,
	2015	2014

Facilities Relocations
Pre-opening rent expense on new corporate headquarters and distribution facility	$780	$—
Accelerated depreciation and amortization expense	271	373
Other	107	103
Total facilities relocations	1,158	476

Management and Organizational Changes
Severance and related benefits	1,687	—
Contract termination	654	—
Consulting fees	591	—
Other	19	—
Total management and organizational changes	2,951	—

Fiscal Year Change
Audit and tax professional fees	1,036	—
Systems modifications	209	—
Total fiscal year change	1,245	—

Total other charges	$5,354	$476

10.	INCOME TAXES

For the four months ended January 31, 2015 and 2014 the Company recorded reductions of state income tax expense, net of federal expense, of $55,000 and $170,000, respectively, related to settlements of uncertain income tax positions. As of January 31, 2015 the Company had $1,537,000 of unrecognized tax benefits related to uncertain income tax positions, including accrued interest and penalties of $479,000. The Company records interest and penalties related to unrecognized tax benefits in its income tax provision. If recognized, the portion of the liabilities for unrecognized tax benefits that would impact the Company’s effective tax rate was $971,000, net of federal benefit.

During the 12 months subsequent to January 31, 2015 it is reasonably possible that the gross unrecognized tax benefits could potentially decrease by $510,000 (of which $252,000 would affect the effective tax rate, net of federal benefit) for uncertain tax positions, including the continued effect of interest on unrecognized tax benefits and limitations on certain potential tax credits, offset by the effect of expiring statutes of limitations and settlements.

The Company’s United States Federal income tax returns for years ended September 30, 2011 and thereafter remain subject to examination by the United States Internal Revenue Service (“IRS”). The Company also files tax returns in Canada, India, Kuwait and numerous United States state jurisdictions, which have varying statutes of limitations. Generally, Canadian tax returns for tax years ended September 30, 2008 and thereafter, Indian tax returns for tax years ended March 31, 2010 and thereafter, Kuwaiti tax returns for tax years ended September 30, 2013 and thereafter, and United States state tax returns for tax years ended September 30, 2010 and thereafter, depending upon the jurisdiction, remain subject to examination. However, the statutes of limitations on certain of the Company’s United States state tax returns remain open for years prior to fiscal 2010.

11.	EQUITY AWARD PLANS

The Compensation Committee of the Company’s Board of Directors established performance goals for the award of performance-based RSUs for four executive officers, under the Amended and Restated Destination Maternity Corporation 2005

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

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

Awards	Performance Period	Threshold RSU Operating Income	Minimum RSUs	Maximum RSU Operating Income	Maximum RSUs

Fiscal 2014 Awards	10/1/13 to 9/30/16	$124,110,000	15,113	$149,728,000	45,337
Fiscal 2013 Awards	10/1/12 to 9/30/15	$109,582,000	18,541	$132,201,000	55,621
Fiscal 2012 Awards	10/1/11 to 9/30/14	$120,000,000	19,531	$132,000,000	58,590

The Performance Period for the Fiscal 2012 Awards ended on September 30, 2014. No RSUs were earned under the Fiscal 2012 Awards because the Company’s RSU Operating Income during the Performance Period was less than the threshold RSU Operating Income required to earn the minimum level of award.

During the four month period ended January 31, 2015 options to purchase 10,000 shares of common stock with an aggregate exercise price of $69,000 were exercised by an option holder and net-share settled by the Company, such that the Company withheld 4,455 shares of the Company’s common stock, which had a fair market value equal to the aggregate exercise price of the stock options. During the four month period ended January 31, 2014 options to purchase 152,899 shares of common stock with an aggregate exercise price of $1,690,000 were exercised by the option holders and net-share settled by the Company, such that the Company withheld 53,720 shares of the Company’s common stock, which had a fair market value equal to the aggregate exercise price of the stock options.

During the four month period ended January 31, 2015 and 2014 certain stock option exercises and vesting restricted stock awards were net-share settled by the Company such that the Company withheld shares of the Company’s common stock, which had a fair market value equivalent to the minimum statutory obligation for the applicable income and employment taxes for the awards, and the Company remitted the cash value to the appropriate taxing authorities. The total shares withheld, which were 8,257 and 52,942 shares, respectively, during the four month period ended January 31, 2015 and 2014, are reflected as repurchase of common stock in the accompanying financial statements, and were based on the value of the Company’s common stock on the exercise or vesting date. The remaining shares, net of those withheld, were delivered to the award holders. Total payments for tax obligations to the tax authorities were $123,000 and $1,680,000 for the four month period ended January 31, 2015 and 2014, respectively.

12.	RECENT ACCOUNTING PRONOUNCEMENTS

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

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

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

In July 2013 the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU No. 2013-11 requires presentation of an unrecognized tax benefit in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit would be presented in the financial statements as a liability and would not be combined with deferred tax assets. ASU No. 2013-11 is effective for financial statements issued for annual reporting periods beginning after December 15, 2013 and interim periods within those years. Adoption of the new requirements of ASU No. 2013-11 did not have any impact on the Company’s consolidated financial position or results of operations.

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

(unaudited)

Geographic Information. Geographic revenue information is allocated based on the country in which the products or services are sold, and in the case of international franchise revenues, on the location of the customer. Information concerning the Company’s operations by geographic area was as follows (in thousands):

	Four Months Ended January 31,
	2015	2014

Net Sales to Unaffiliated Customers
United States	$156,683	$162,494
Foreign	8,961	8,100

	January 31, 2015	September 30, 2014

Long-Lived Assets
United States	$88,120	$78,033
Foreign	3,143	3,100

Major Customers. For the periods presented, the Company did not have any one customer who represented more than 10% of its net sales.

15.	INTEREST EXPENSE, NET

Interest expense, net was comprised of the following (in thousands):

	Four Months Ended January 31,
	2015	2014

Interest expense	$245	$145
Interest income	(3)	(7)
Interest expense, net	$242	$138

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

We have historically operated on a fiscal year ending September 30 of each year. On December 4, 2014 we announced that our Board of Directors approved a change in our fiscal year end from September 30 to the Saturday nearest January 31 of each year. The fiscal year end change will align our reporting cycle with the NRF fiscal calendar. The change is effective with our fiscal year 2015, which began February 1, 2015 and will end January 30, 2016, and resulted in a four month transition period from October 1, 2014 to January 31, 2015. References in this discussion to our fiscal years prior to fiscal 2015 refer to the fiscal years ended on September 30 in those years, unless otherwise indicated. For example, our “fiscal 2014” ended on September 30, 2014. References to our fiscal 2015 refer to the fiscal year, or periods within such fiscal year, which began February 1, 2015 and will end January 30, 2016. References to the transition period refer to the four month period from October 1, 2014 to January 31, 2015.

Overview

We are the leading designer and retailer of maternity apparel in the United States with 1,875 retail locations, including 564 stores in the United States, Puerto Rico and Canada, and 1,311 leased departments located within department stores and baby specialty stores throughout the United States and Puerto Rico. We are also the exclusive provider of maternity apparel to Kohl’s®, which operates approximately 1,163 stores throughout the United States and offers maternity apparel in a significant number of its stores. We also sell merchandise on the Internet, primarily through DestinationMaternity.com and our various brand-specific websites. We have store franchise and product supply relationships in the Middle East, South Korea, Mexico and Israel. In November 2013 we announced our expansion into Mexico through a franchise agreement with the largest department store company in Mexico. Also in November 2013 we announced that we were unable to reach mutual agreement on acceptable renewal terms with our franchisee for India and, thus, this India franchise relationship, which began in April 2009 and which covered 110 maternity shop-in-shops and one franchise store, ended in March 2014. The discontinuation of our India franchise relationship did not have a significant impact on our financial results. In October 2014 we announced our expansion into Israel through a franchise agreement with one of Israel's largest and dominant fashion-retail chains. As of January 31, 2015 we have 85 international franchised locations, including 23 stand-alone stores operated under one of our retail nameplates and 62 shop-in-shop locations.

In assessing the performance of our business, we consider a variety of operational and financial measures. The key measures for determining how our business is performing are net income (loss) determined in accordance with GAAP (“net income (loss)”) and the corresponding net income (loss), or earnings per share (diluted), net income (loss) before certain charges or credits, when applicable, such as other charges, loss on extinguishment of debt, and certain infrequent income tax adjustments (“adjusted net income (loss)”) and the corresponding earnings per share (diluted), Adjusted EBITDA (defined below), Adjusted EBITDA before other charges, net sales, comparable sales, and adjusted comparable sales. Adjusted EBITDA represents operating income (loss) before deduction for the following non-cash charges: 1) depreciation and amortization expense, 2) loss on impairment of tangible and intangible assets, 3) loss on disposal of assets, and 4) stock-based compensation expense.

Comparable sales figures represent sales at retail locations (which does not include licensed brand or international franchise relationships) that have been in operation by us for at least twelve full months at the beginning of the period for which such data is presented, as well as Internet sales. Comparable sales figures do not include retail locations opened during a period even if such location was opened in connection with the closure of other retail locations in the same geographic area (including, for example, the opening of a new Destination Maternity combo store or superstore). Also, our comparable sales figures generally do not include: 1) retail locations which change store nameplate, location type or format, 2) retail locations which are expanded, contracted or relocated if the square footage of the retail location has changed by 20% or more, or, if in the judgment of management, such expansion, contraction or relocation materially alters the comparability of the retail location (either with respect to the manner of its operation or otherwise), 3) in the case of relocations only, retail locations which are not in the same immediate geographical vicinity (such as, without limitation, the same mall, the same part of a mall, or the same street) after the relocation, or 4) retail locations which, in the judgment of management, have undergone other significant changes which materially alter the comparability of the retail location (either with respect to the manner of its operation or otherwise) (such as, for example only, in the case of closure of retail locations in connection with the cessation of a leased department relationship where the manner of operation of such retail location has been materially altered prior to closure, or in the case of construction in, on or near a retail location, which significantly interferes with the customer traffic, visibility or operation of a retail location). There may be variations in the way in which other retailers calculate comparable sales. As a result, data in this quarterly report regarding our comparable sales may not be comparable to similar data made available by other retailers.

Prior to the change in our fiscal year end, we report sales on a calendar quarter basis, rather than on a “4-5-4 retail fiscal calendar” where each fiscal week and fiscal quarter starts on a Sunday and ends on a Saturday. Thus, for each calendar period, there is a “days adjustment calendar shift” which may help or hurt reported calendar quarter and fiscal year to date sales and comparable sales due to different days of the week typically contributing more sales than other days of the week. In order to quantify and eliminate the effect on reported comparable sales results of the “days adjustment calendar shift”, we also present comparable sales on a calendar-adjusted basis. For example, for the transition period calendar-adjusted comparable sales were measured for the period Wednesday, October 1, 2014 through Saturday, January 31, 2015 compared to the period Tuesday, October 1, 2013 through Friday, January 31, 2014.

Following is a summary of our results for the four month period October 1, 2014 to January 31, 2015 with regard to each of the key measures noted above:

Transition Period Financial Results

●

Net loss for the four months ended January 31, 2015 was $17.4 million, or $1.28 per share (diluted), compared to net income of $3.1 million, or $0.23 per share (diluted), for the four months ended January 31, 2014.

●

Net loss for the four months ended January 31, 2015 includes 1) other charges of (a) $0.7 million, net of tax, or $0.05 per share (diluted), related to the relocations of our headquarters and distribution facilities, (b) $1.8 million, net of tax, or $0.14 per share (diluted), related to management and organizational changes, and (c) $0.8 million, net of tax, or $0.06 per share (diluted), related to our fiscal year change, and 2) reductions of state income tax expense, net of federal expense, of $0.1 million, or less than $0.01 per share (diluted), related to settlements of uncertain income tax positions. Net income for the four months ended January 31, 2014 includes 1) other charges of $0.3 million, net of tax, or $0.02 per share (diluted), related to the relocations of our headquarters and distribution facilities, and 2) reductions of state income tax expense, net of federal expense, of $0.2 million, or $0.01 per share (diluted), related to settlements of uncertain income tax positions.

●

Adjusted net loss excluding other charges and the income tax adjustment for the four months ended January 31, 2015 was $14.1 million, or $1.04 per share (diluted), compared to the comparably adjusted net income for the four months ended January 31, 2014 of $3.2 million, or $0.24 per share (diluted).

●

Operating loss for the four months ended January 31, 2015 includes pretax charges of $10.9 million for the write-down of excess out-of-season inventory, $3.4 million for the impairment of intangible assets and $1.1 million for store asset impairments (discussed in more detail below).

●	Adjusted EBITDA was $(16.8) million for the four months ended January 31, 2015, compared to $11.2 million of Adjusted EBITDA for the four months ended January 31, 2014.
●

Adjusted EBITDA before other charges was $(11.7) million for the four months ended January 31, 2015, compared to $11.3 million of Adjusted EBITDA before other charges for the four months ended January 31, 2014.

●	Net sales for the four months ended January 31, 2015 decreased 2.9% to $165.6 million from $170.6 million for the four months ended January 31, 2014.
●

Comparable sales for the four months ended January 31, 2015 decreased 2.0% compared to a comparable sales decrease of 0.9% for the four months ended January 31, 2014. Adjusting for calendar timing shifts, our calendar-adjusted comparable sales decreased 2.7% for the four months ended January 31, 2015 and decreased 0.7% for the four months ended January 31, 2014.

Results of Operations

The following table sets forth certain operating data as a percentage of net sales and as a percentage change for the four months ended January 31:

	% of Net Sales (1)		% Change Period to Period Favorable (Unfavorable)
	Four Months Ended January 31,		Four Months Ended January 31,
	2015	2014	2015 vs. 2014

Net sales	100.0%	100.0%	(2.9)%
Cost of goods sold (2)	58.4	47.2	(20.1)
Gross profit	41.6	52.8	(23.4)
Selling, general and administrative expenses (3)	52.3	49.6	(2.5)
Store closing, asset impairment and asset disposal expenses	2.8	0.1	N.M.
Other charges	3.2	0.3	N.M.
Operating income (loss)	(16.7)	2.9	(667.0)
Interest expense, net	0.1	0.1	(75.4)
Income (loss) before income taxes	(16.8)	2.8	(688.6)
Income tax (benefit) provision	(6.4)	1.0	736.0
Net income (loss)	(10.5)%	1.8%	(663.2)%

N.M.—Not meaningful

(1)	Components may not add to total due to rounding.
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

	Four Months Ended January 31,
	2015			2014
Retail Locations (1)	Stores	Leased Departments	Total Retail Locations	Stores	Leased Departments	Total Retail Locations

Beginning of period	568	1,326	1,894	596	1,311	1,907
Opened	5	5	10	6	21	27
Closed	(9)	(20)	(29)	(16)	(11)	(27)
End of period	564	1,311	1,875	586	1,321	1,907

(1)	Excludes locations where Kohl’s sells our products under an exclusive product and license agreement, and international franchised locations.

	Four Months Ended January 31,
	2015			2014
International Franchised Locations (1) (2)	Stores	Shop-in- Shop Locations	Total International Franchised Locations	Stores	Shop-in- Shop Locations	Total International Franchised Locations

Beginning of period	19	59	78	20	123	143
Opened	4	4	8	—	7	7
Closed	—	(1)	(1)	—	(3)	(3)
End of period	23	62	85	20	127	147

(1)	During the third quarter of fiscal 2014 we commenced our expansion in Mexico. As of January 31, 2015 our merchandise is offered in 49 shop-in-shops and four franchise stores in Mexico.
(2)	During March 2014 one franchise store and 116 shop-in-shop locations operated by our former India franchisee were closed.

Four Months Ended January 31, 2015 and 2014

Net Sales.    Our net sales for the four months ended January 31, 2015 decreased by 2.9%, or $5.0 million, to $165.6 million from $170.6 million for the four months ended January 31, 2014. Comparable sales for the four months ended January 31, 2015 decreased 2.0% compared to a comparable sales decrease of 0.9% for the four months ended January 31, 2014. Our reported comparable sales decrease of 2.0% for the four months ended January 31, 2015 was favorably impacted by 0.7 percentage points, and our reported comparable sales decrease of 0.9% for the four months ended January 31, 2014 was unfavorably impacted by 0.1 percentage points, due to calendar timing shifts as described above. Adjusting for these calendar shifts, our calendar-adjusted comparable sales decreased 2.7% for the four months ended January 31, 2015 and decreased 0.7% for the four months ended January 31, 2014. The decrease in total reported sales for the four months ended January 31, 2015 compared to the four months ended January 31, 2014 resulted primarily from 1) decreased sales related to the Company’s continued efforts to close underperforming stores (see our discussion in Item 1 of our Annual Report on Form 10-K for the year ended September 30, 2014 regarding our store “prunings”) and 2) the decrease in comparable sales, partially offset by increased international sales. We attribute the comparable sales decrease to a number of factors, including a continued difficult overall retail environment, which resulted in decreased store traffic, and weaker consumer reception than expected to the Company’s merchandise assortments, resulting in both lower unit sales and higher price promotional and markdown activity on a year over year basis.

As of January 31, 2015 we operated a total of 564 stores and 1,875 total retail locations, compared to 586 stores and 1,907 total retail locations as of January 31, 2014. In addition, our Oh Baby by Motherhood® collection is available at Kohl’s stores throughout the United States. During the four months ended January 31, 2015 we opened five stores, including one multi-brand Destination Maternity nameplate store, and we closed nine stores, including one store closing related to a Destination Maternity nameplate store opening.

Gross Profit.    Our gross profit for the four months ended January 31, 2015 decreased by 23.4%, or $21.1 million, to $69.0 million from $90.1 million for the four months ended January 31, 2014, and our gross profit as a percentage of net sales (gross margin) for the four months ended January 31, 2015 was 41.6% compared to 52.8% for the four months ended January 31, 2014. The decrease in gross profit for the four months ended January 31, 2015 compared to the four months ended January 31, 2014 was primarily due to our lower gross margin, reflecting higher year over year price promotional and markdown activity to spur sales and more aggressively manage inventory, including a $10.9 million inventory write-down at January 31, 2015 for the planned disposal of certain out-of-season merchandise.

The $10.9 million inventory write-down reflects a significant transformation to our inventory management program. The previous inventory management program viewed inventory as non-perishable and fungible from one year to the next. Inventory that was not liquidated in-season was recalled to the distribution center and redistributed to stores in a future period. Our transformation recognizes the evolution of the millennial consumer as an increasingly greater percentage of our customer base coupled with ongoing strong competition. The millennial consumer has high expectations regarding her shopping experience and demands a stronger, more relevant, current fashion assortment. The inventory write-down was necessary to address these changes in our marketplace and will allow us to remove excess units of prior season styles, which impact the visual quality of our presentations and most importantly, actively compete with new receipts at much lower price points and gross margins. This investment will help us accelerate improvement in our presentations and reduce competition with new receipts, driving higher average unit retail selling prices and average dollar sales per transaction and ultimately generating increased comparable sales and higher gross margin dollars.

Selling, General and Administrative Expenses.    Our selling, general and administrative expenses for the four months ended January 31, 2015 increased by 2.5%, or $2.2 million, to $86.7 million from $84.5 million for the four months ended January 31, 2014. As a percentage of net sales, selling, general and administrative expenses increased to 52.3% for the four months ended January 31, 2015 compared to 49.6% for the four months ended January 31, 2014. This increase in expense for the quarter resulted primarily from higher expenses for marketing and advertising, and corporate payroll to drive increased sales, partially offset by lower expenses (primarily store payroll and occupancy costs) driven by our continued closure of underperforming stores. The increase in expense percentage for the four month period reflects the unfavorable leverage from our decreased sales due to the relatively fixed nature of most of our expenses.

Store Closing, Asset Impairment and Asset Disposal Expenses.     Our store closing, asset impairment and asset disposal expenses for the four months ended January 31, 2015 increased by $4.4 million, to $4.6 million from $0.2 million for the four months ended January 31, 2014. For the four months ended January 31, 2015 store closing, asset impairment and asset disposal expenses were comprised of 1) $3.4 million for impairment of intangible assets related to our Secret Fit Belly technology, 2) $1.1 million for impairment of store assets, and 3) $0.1 million for store closings and other asset disposals. For the four months ended January 31, 2014 store closing, asset impairment and asset disposal expenses were comprised of 1) $40,000 for impairment of store assets and 2) $0.2 million for store closings and other asset disposals.

The Secret Fit impairment was primarily for capitalized legal costs incurred in connection with a lawsuit asserting infringement of patents held by us on our Secret Fit Belly technology.  The impairment resulted from recent decisions of the USPTO in IPR proceedings through which it was decided by the USPTO that certain of the claims of the subject patents are not valid. The increase in store asset impairments reflects lower projected cash flows for certain stores due to sales and gross margin declines that are not expected to recover sufficiently in the future to allow for full recovery of the investment in store assets.

Other Charges.    In the four months ended January 31, 2015 we incurred other charges of $5.4 million related to the relocations of our headquarters and distribution facilities, management and organizational changes, and our fiscal year change. Other charges related to our relocations of our corporate headquarters and distribution operations from Philadelphia, Pennsylvania to southern New Jersey were $1.2 million, primarily for non-cash pre-opening rent expense for the new buildings, and to a lesser extent, accelerated depreciation. Other charges related to management and organizational changes were $3.0 million, primarily for severance and other benefits in connection with the replacement of certain key management personnel and some reductions in headcount, and to a lesser extent, termination of an e-commerce development contract and consulting fees. Other charges related to our fiscal year change were $1.2 million, primarily for audit and tax professional fees for the additional SEC, IRS and other reporting requirements related to the transition period

Operating Income (Loss).     We had an operating loss of $27.7 million for the four months ended January 31, 2015 compared to operating income of $4.9 million for the four months ended January 31, 2014. The approximately $32.6 million decrease in operating income was primarily due to the write-down of excess out-of-season inventory ($10.9 million), our lower sales and gross profit ($10.2 million), increased other charges ($4.9 million) and increased asset impairments ($4.4 million).

Interest Expense, Net.    Our net interest expense for the four months ended January 31, 2015 increased to $0.2 million from $0.1 million for the four months ended January 31, 2014. This slight increase was due to the $15.0 million of equipment financing received during the four months ended January 31, 2015.

Income Tax (Benefit) Provision.    For the four months ended January 31, 2015 our effective tax benefit rate was 37.7% compared to our tax provision rate of 34.9% for the four months ended January 31, 2014. Our effective tax benefit rate for the four months ended January 31, 2015 was higher than the statutory federal tax rate of 35% primarily due to state income tax benefits from our net operating loss, net of federal expense. Our effective tax provision rate for the four months ended January 31, 2014 was slightly lower than the statutory federal tax rate of 35% primarily due to reductions of state income tax expense, net of federal tax benefit, which were related to settlements of uncertain income tax positions, largely offset by the effect of state income taxes, net of federal benefit.

Net Income (Loss).    Net loss for the four months ended January 31, 2015 was $17.4 million, or $1.28 per share (diluted), compared to net income of $3.1 million, or $0.23 per share (diluted), for the four months ended January 31, 2014. Net loss for the four months ended January 31, 2015 includes 1) other charges of (a) $0.7 million, net of tax, related to the relocations of our headquarters and distribution facilities, (b) $1.8 million, net of tax, related to management and organizational changes, and (c) $0.8 million, net of tax, related to our fiscal year change, and 2) reductions of state income tax expense, net of federal expense, of $0.1 million, related to settlements of uncertain income tax positions. Net income for the four months ended January 31, 2014 includes 1) other charges of $0.3 million, net of tax, related to the relocations of our headquarters and distribution facilities, and 2) reductions of state income tax expense, net of federal expense, of $0.2 million, related to settlements of uncertain income tax positions. Before these charges or credits, our net loss for the four months ended January 31, 2015 was $14.1 million, or $1.04 per share (diluted), compared to net income of $3.2 million, or $0.24 per share (diluted), for the four months ended January 31, 2014.

Our average diluted shares outstanding of 13,541,000 for the four months ended January 31, 2015 were 0.3% lower than the 13,581,000 average diluted shares outstanding for the four months ended January 31, 2014. We had higher shares outstanding in the four months ended January 31, 2015 compared to the four months ended January 31, 2014, as a result of stock option exercises and restricted stock awards.  However, diluted shares for the four months ended January 31, 2015 exclude the antidilutive impact of outstanding stock options and restricted stock due to the net loss for that period, compared to the inclusion of the dilutive impact of outstanding stock options and restricted stock in four months ended January 31, 2014, when we generated net income.

Following is a reconciliation of net income (loss) and net income (loss) per share (diluted) (“Diluted EPS”) to adjusted net income (loss) and adjusted Diluted EPS for the four months ended January 31, 2015 and 2014 (in thousands, except per share amounts):

	Four Months Ended January 31,
	2015			2014
	Net Loss	Diluted Shares	Diluted EPS	Net Income	Diluted Shares	Diluted EPS

As reported	$(17,380)	13,541	$(1.28)	$3,086	13,581	$0.23
Other charges for relocations, net of tax (1)	721	—		297	—
Other charges for management and organizational changes, net of tax (2)	1,830	—		—	—
Other charges for fiscal year change, net of tax (3)	775	—		—	—
Reductions of state income tax expense, net of federal expense, related to settlements of uncertain income tax positions	(55)	—		(170)	—
As adjusted	$(14,109)	13,541	$(1.04)	$3,213	13,581	$0.24

(1)

For the four months ended January 31, 2015 and 2014 other charges for relocations is net of income tax benefit of $437 and $179, respectively, which represents the difference in income tax provision calculated with and without the specified pretax expense.

(2)

Other charges for management and organizational changes is net of income tax benefit of $1,121, which represents the difference in income tax provision calculated with and without the specified pretax expense.

(3)	Other charges for fiscal year change is net of income tax benefit of $470, which represents the difference in income tax provision calculated with and without the specified pretax expense.

Following is a reconciliation of net income to Adjusted EBITDA and Adjusted EBITDA before other charges for the four months ended January 31, 2015 and 2014 (in thousands):

	Four Months Ended January 31,
	2015	2014

Net income (loss)	$(17,380)	$3,086
Add: income tax (benefit) provision	(10,526)	1,655
Add: interest expense, net	242	138
Operating income (loss)	(27,664)	4,879
Add: depreciation and amortization expense	5,223	5,021
Add: loss on impairment of long-lived assets	4,444	40
Add: loss on disposal of assets	109	89
Add: stock-based compensation expense	1,073	1,144
Adjusted EBITDA	(16,815)	11,173
Add: other charges for relocations (1)	887	103
Add: other charges for management and organizational changes	2,951	—
Add: other charges for fiscal year change	1,245	—
Adjusted EBITDA before other charges	$(11,732)	$11,276

(1)	Excludes accelerated depreciation expense of $271 and $373 included in depreciation and amortization expense above.

Regulation G Disclosures

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains non-GAAP financial measures within the meaning of the SEC’s Regulation G, including: 1) Adjusted net income (loss), 2) Adjusted net income (loss) per share (diluted), 3) Adjusted EBITDA (operating income (loss) before deduction for the following non-cash charges: (i) depreciation and amortization expense, (ii) loss on impairment of tangible and intangible assets, (iii) loss (gain) on disposal of assets, and (iv) stock-based compensation expense), and 4) Adjusted EBITDA before other charges.

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

Seasonality

Our business, like that of many other retailers, is seasonal. Our quarterly net sales have historically been highest in our third fiscal quarter that ended on March 31 each fiscal year, corresponding to the peak Spring selling season. Given the historically higher sales level in our third fiscal quarter that ended on June 30 each fiscal year and the relatively fixed nature of most of our operating expenses, we have typically generated a very significant percentage of our full year operating income and net income during our third fiscal quarter that ended on June 30. We expect our typical seasonal trends to continue in future periods within our new fiscal calendar. Results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. Quarterly results may fluctuate materially depending upon, among other things, increases or decreases in comparable sales, the timing of new store openings and new leased department openings, net sales and profitability contributed by new stores and leased departments, the timing of the fulfillment of purchase orders under our product and license arrangements, adverse weather conditions, shifts in the timing of certain holidays and promotions, changes in inventory and production levels and the timing of deliveries of inventory, and changes in our merchandise mix.

Liquidity and Capital Resources

Our cash needs have primarily been for 1) capital expenditures, including (i) leasehold improvements, fixtures and equipment for new stores, store relocations and remodels of our existing stores, (ii) material handling equipment and leasehold improvements for the relocations of our distribution operations and corporate headquarters, respectively, and (iii) investment in information systems and technology,  2) debt service, including principal prepayments, 3) quarterly cash dividends, and 4) working capital, including inventory to support our business. We have historically financed our capital requirements from cash flows from operations, borrowings under our credit facilities or available cash balances.

Cash and cash equivalents decreased by $11.2 million during the four months ended January 31, 2015 compared to a decrease of $7.0 million for the four months ended January 31, 2014.

Cash provided by operations of $3.8 million for the four months ended January 31, 2015 increased by approximately $1.5 million from the $2.3 million in cash provided by operations for the four months ended January 31, 2014. This increase in cash provided by operations versus the prior year was primarily the result of net working capital and other asset/liability changes that provided $6.0 million of cash in the four months ended January 31, 2015 compared to a $6.3 million use of cash in the four months ended January 31, 2014. This $12.3 million of cash provided by net working capital and other asset/liability changes was primarily generated through increased accounts payable and accrued expenses and lower year over year inventory balances (excluding the effect of the $10.9 million non-cash inventory write-down). The $12.3 million of cash provided by net working capital and other asset/liability changes was largely offset by the $20.5 million decrease in net income and the $5.7 million increase in deferred income tax benefits in the four months ended January 31, 2015 compared to the four months ended January 31, 2014, reduced for the net non-cash effect of the $10.9 million inventory write-down and the $4.4 million increase in non-cash impairment charges. Our working capital changes, quarterly net income and cash flow adjustments may fluctuate significantly and net cash provided by operating activities for any interim period is not necessarily indicative of the results that may be achieved for a full fiscal year.

During the four months ended January 31, 2015 we received $15.0 million cash proceeds from equipment financing provided by our Credit Facility bank. During the four months ended January 31, 2015 we used the proceeds from the equipment financing, a significant portion of our available cash and cash provided by operations to pay for capital expenditures and to pay our quarterly cash dividend. For the four months ended January 31, 2015 we spent $21.1 million on capital expenditures, including $12.7 million related to the relocations of our corporate headquarters and distribution operations (see below), $7.7 million for leasehold improvements, fixtures and equipment for new store facilities, as well as improvements to existing stores, and $0.7 million for our information systems. In the four months ended January 31, 2015 we paid $2.7 million for our quarterly cash dividend.  As a result of the use of a significant portion of our available cash in the four months ended January 31, 2015 we expect to use borrowings under our Credit Facility to fund a portion of our capital requirements in fiscal 2015.

During the four months ended January 31, 2014 we used a portion of available cash and cash provided by operations to pay for capital expenditures and to pay our quarterly cash dividend. For the four months ended January 31, 2014, we spent $6.1 million on capital expenditures, including $5.3 million for leasehold improvements, fixtures and equipment for new store facilities, as well as improvements to existing stores, and $0.8 million for our information systems and distribution and corporate facilities. In the four months ended January 31, 2014, we paid $2.6 million for our quarterly cash dividend.

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

As of January 31, 2015 we had no outstanding borrowings under the Credit Facility and $6.4 million in letters of credit, with $54.6 million of availability under our Credit Facility. As of January 31, 2014 we had no outstanding borrowings and $7.2 million in letters of credit, with $53.8 million of availability under our Credit Facility. As of January 31, 2015 Tranche A borrowings under the Credit Facility would have resulted in interest at a rate between 1.67% and 3.75% per annum, and Tranche A-1 borrowings under the Credit Facility would have resulted in interest at a rate between 3.17% and 5.25% per annum. During the four months ended January 31, 2015 our average level of direct borrowings was $0.6 million, and our maximum borrowings at any time were $5.8 million. During the four months ended January 31, 2014 we did not have any direct borrowings under the Credit Facility.

During the four months ended January 31, 2015 we received $15.0 million proceeds from a five-year equipment financing arrangement with our Credit Facility bank. The equipment note bears annual interest at 3.38%, with payments of $0.3 million (including interest) due monthly through December 2019.  The equipment note is collateralized by substantially all of the material handling equipment currently being installed and tested at our nearly completed distribution facility in Florence, New Jersey.

During the four months ended January 31, 2015 and 2014 we paid cash dividends of $2.7 million (or $0.20 per share) and $2.6 million (or $0.1875 per share), respectively. On February 19, 2015 we declared a quarterly cash dividend of $0.20 per share payable on March 27, 2015, which will total approximately $2.8 million. Based on our current quarterly dividend rate of $0.20 per share, we project that we will pay $11.1 million of cash dividends during fiscal 2015.

Our management believes that our current cash and working capital positions, expected operating cash flows and available borrowing capacity, will be sufficient to fund our cash requirements for working capital, capital expenditures (including our relocations) and dividend payments, and to fund stock repurchases, if any, for at least the next 12 months.

Facilities Relocations

In September 2013 we announced our plans to relocate our corporate headquarters and distribution operations from Philadelphia, Pennsylvania to southern New Jersey. In January 2015 we completed the relocation of our corporate headquarters and expect to complete the relocation of our distribution operations in mid-calendar 2015. To help us offset the costs of these relocations, the Board of the New Jersey Economic Development Authority approved us for an incentive package of $40 million in benefits, over a 10-year period, from the State of New Jersey under the Grow New Jersey Assistance Program. The annual benefit amount available to us is expected to significantly exceed our annual income tax liability to New Jersey.  In order to maximize the realizable value of our incentive package, in December 2013 we entered into an agreement with a third party to sell some or all of our annual available tax credits. Based on this agreement, we project we will realize between $36 and $37 million from the incentive package, subject to our compliance with the requirements of our incentive package under the Grow New Jersey program.  In connection with the planned relocations, in September 2014 we sold the building that houses our principal executive offices and distribution facility in a sale and leaseback arrangement. We received $12.5 million cash proceeds and realized a gain of $4.1 million from the sale. Under the leaseback agreement we may continue to occupy the premises and operate our business through June 30, 2015, with an option to extend the leaseback for up to six additional months. As of January 31, 2015 we had capital expenditures associated with these relocations of $29 million and project additional capital expenditures of $9 million through completion of the relocations in mid-calendar 2015, with nearly $4 million of this amount offset by construction allowance contributions from the landlord for our new headquarters building. During the four months ended January 31, 2015 we received $15 million of capital equipment financing through the bank that provides our Credit Facility. Although we incurred some, predominantly non-cash, charges to earnings in the four months ended January 31, 2015 and in fiscal 2014 and expect to incur additional, predominantly non-cash, charges to earnings through mid-calendar 2015 related to the closure of our existing distribution facility and the preparation for occupancy of our new distribution facility, we expect to generate ongoing annual cash and earnings benefits from our relocations once we are operating in both our new headquarters and new distribution center facilities. We project additional predominantly non-cash charges of approximately $1.8 million pretax, or approximately $1.1 million after tax ($0.08 per diluted share) through completion of the relocations in mid-calendar 2015. We project that, once we are operating in both our new headquarters and new distribution center facilities, which we expect to begin during the middle of calendar 2015, our ongoing annualized after-tax earnings benefit from the relocations will be approximately $0.10 per diluted share, and our ongoing annualized after-tax cash benefit from the relocations will be approximately $4 million.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. These generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our consolidated financial statements and the reported amounts of net sales and expenses during the reporting period. Our critical accounting policies are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended September 30, 2014. As of January 31, 2015 there were no material changes in, or additions to, our critical accounting policies or in the assumptions or estimates we used to prepare the financial information appearing in this report.

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

Forward-Looking Statements

Some of the information in this report, including the information incorporated by reference (as well as information included in oral statements or other written statements made or to be made by us), contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements involve a number of risks and uncertainties. A number of factors could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, but are not limited to the following: the strength or weakness of the retail industry in general and of apparel purchases in particular, our ability to successfully manage our various business initiatives, the success of our international business and its expansion, our ability to successfully manage, retain and expand our leased department, licensed brand and international franchise relationships and marketing partnerships, future sales trends in our various sales channels, unusual weather patterns, changes in consumer spending patterns, raw material price increases, overall economic conditions and other factors affecting consumer confidence, demographics and other macroeconomic factors that may impact the level of spending for maternity apparel (such as fluctuations in pregnancy rates and birth rates), expense savings initiatives, our ability to anticipate and respond to fashion trends and consumer preferences, unanticipated fluctuations in our operating results, the impact of competition and fluctuations in the price, availability and quality of raw materials and contracted products, availability of suitable store locations, continued availability of capital and financing, our ability to hire, develop and retain senior management and sales associates, our ability to develop and source merchandise, our ability to receive production from foreign sources on a timely basis, potential stock repurchases, the continuation of the regular quarterly cash dividend, the trading liquidity of our common stock, changes in market interest rates, our ability to successfully manage and accomplish our planned relocations of our headquarters and distribution operations with minimal disruption to our overall operations, war or acts of terrorism and other factors referenced in our Annual Report on Form 10-K, including those set forth under the caption “Risk Factors.”

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

As of January 31, 2015 we had cash equivalents of $4,000. Our cash equivalents consist of investments in money market funds that bear interest at variable rates. A change in market interest rates earned on our investments impacts the interest income and cash flows, but does not materially impact the fair market value of the financial instruments. Due to the low balance, average maturity and conservative nature of our investment portfolio, we believe a sudden change in interest rates would not have a material effect on the value of our investment portfolio. The impact on our future interest income resulting from changes in investment yields will depend largely on the gross amount of our investment portfolio at that time. However, based upon the conservative nature of our investment portfolio and current experience, we do not believe a decrease in investment yields would have a material negative effect on our interest income.

As of January 31, 2015 the components of our debt portfolio were the $15.0 million Equipment Loan and the $61.0 million Credit Facility, both of which are denominated in United States dollars. The fair value of the debt portfolio is referred to as the “debt value.” The Equipment Loan bears interest at a fixed rate of 3.83%. Although a change in market interest rates would not affect the interest incurred or cash flow related to this fixed rate portion of the debt portfolio, the debt value would be affected.

Our Credit Facility has variable interest rates that are tied to market indices. As of January 31, 2015 we had no direct borrowings and $6.4 million of letters of credit outstanding under our Credit Facility. As of January 31, 2015 Tranche A borrowings under the Credit Facility would have resulted in interest at a rate between 1.67% and 3.75% per annum, and Tranche A-1 borrowings under the Credit Facility would have resulted in interest at a rate between 3.17% and 5.25% per annum. Interest on any future borrowings under the Credit Facility would, to the extent of outstanding borrowings, be affected by changes in market interest rates. A change in market interest rates on the variable rate portion of our debt portfolio would impact the interest expense incurred and cash flows.

The sensitivity analysis as it relates to the fixed rate portion of our debt portfolio assumes an instantaneous 100 basis point move in interest rates from their levels as of January 31, 2015, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the value of the debt by approximately $0.4 million as of January 31, 2015. A 100 basis point decline in market interest rates would cause the debt value to increase by approximately $0.4 million as of January 31, 2015.

Other than as described above, we do not believe that the market risk exposure on other financial instruments is material.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to our management on a timely basis to allow decisions regarding required disclosure. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2015. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of January 31, 2015 these controls and procedures were effective.

Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the period October 1, 2014 to January 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” of our Form 10-K for the year ended September 30, 2014. The risks described in our Form 10-K are not the only risks that we face. Additional risks not presently known to us or that we do not currently consider significant may also have an adverse effect on us. If any of the risks actually occur, our business, results of operations, cash flows or financial condition could suffer.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by us during the four month period October 1, 2014 to January 31, 2015 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2)

October 1 to October 31, 2014	150	$14.26	—	$10,000,000
November 1 to November 30, 2014	6,758	$14.99	—	$10,000,000
December 1 to December 31, 2014	818	$14.30	—	$10,000,000
January 1 to January 31, 2015	531	$15.55	—	$10,000,000
Total	8,257	$14.94	—	$10,000,000

(1)	Represents shares reacquired directly from certain employees to satisfy income tax withholding obligations for such employees in connection with restricted stock awards that vested during the period.
(2)

Our Board of Directors has approved a program to repurchase up to $10.0 million of our outstanding common stock. Under the program, we may repurchase shares from time to time through solicited or unsolicited transactions in the open market or in negotiated or other transactions. In July 2014 our Board of Directors extended our authorized stock repurchase program from July 31, 2014 to July 31, 2016. No shares have been repurchased under this program as of January 31, 2015.

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

†*10.1

Destination Maternity Corporation 2013 Management Incentive Program, as amended effective December 3, 2014 (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 1, 2014 (the “December 1, 2014 Form 8-K”))

†*10.2	Letter Agreement between the Company and Christopher F. Daniel dated December 3, 2014 (Exhibit 10.2 to the December 1, 2014 Form 8-K)

†*10.3	Letter Agreement between the Company and Ronald J. Masciantonio dated December 3, 2014 (Exhibit 10.3 to the December 1, 2014 Form 8-K)

†*10.4	Letter Agreement between the Company and Judd P. Tirnauer dated December 3, 2014 (Exhibit 10.4 to the December 1, 2014 Form 8-K)

†*10.5	Letter Agreement between the Company and Anthony M. Romano dated December 3, 2014 (Exhibit 10.5 to the December 1, 2014 Form 8-K)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference
†	Management contract or compensatory plan or arrangement

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Destination Maternity Corporation

Date: March 12, 2015	By:	/s/ Anthony M. Romano
Anthony M. Romano
Chief Executive Officer

Date: March 12, 2015	By:	/s/ Judd P. Tirnauer
Judd P. Tirnauer
Executive Vice President & Chief Financial Officer

INDEX OF EXHIBITS FILED WITH

FORM 10-Q OF DESTINATION MATERNITY CORPORATION

FOR THE PERIOD OCTOBER 1, 2014 TO JANUARY 31, 2015

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