Form 10-Q
period 2015-05-02
Destination Maternity Corp
filed 2015-06-11
CIK 896985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 2, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

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

Common Stock, $.01 par value — 13,857,554 shares outstanding as of June 4, 2015

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	May 2, 2015	January 31, 2015

ASSETS
Current assets:
Cash and cash equivalents	$1,978	$1,349
Trade receivables, net	13,348	9,203
Inventories	80,956	75,759
Deferred income taxes	12,820	14,281
Prepaid expenses and other current assets	17,246	12,986
Total current assets	126,348	113,578
Property, plant and equipment, net of accumulated depreciation and amortization of $81,689 and $80,735	92,578	90,135
Other assets:
Deferred financing costs, net of accumulated amortization of $494 and $445	494	543
Other intangible assets, net of accumulated amortization of $613 and $588	1,128	1,128
Deferred income taxes	14,440	13,704
Other non-current assets	790	972
Total other assets	16,852	16,347
Total assets	$235,778	$220,060

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit borrowings	$18,700	$—
Current portion of long-term debt	2,593	2,801
Accounts payable	26,717	26,482
Accrued expenses and other current liabilities	43,549	46,862
Total current liabilities	91,559	76,145
Long-term debt	11,484	12,199
Deferred rent and other non-current liabilities	26,141	25,714
Total liabilities	129,184	114,058
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, 1,656,381 shares authorized:
Series B junior participating preferred stock, $.01 par value; 300,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value; 20,000,000 shares authorized, 13,859,038 and 13,807,124 shares issued and outstanding, respectively	139	138
Additional paid-in capital	103,190	102,370
Retained earnings	3,332	3,558
Accumulated other comprehensive loss	(67)	(64)
Total stockholders’ equity	106,594	106,002
Total liabilities and stockholders’ equity	$235,778	$220,060

The accompanying notes are an integral part of these Consolidated Financial Statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended
	May 2, 2015	May 3, 2014

Net sales	$141,612	$143,476
Cost of goods sold	70,209	65,455
Gross profit	71,403	78,021
Selling, general and administrative expenses	64,036	64,519
Store closing, asset impairment and asset disposal expenses	1,008	333
Other charges	1,808	531
Operating income	4,551	12,638
Interest expense, net	429	101
Income before income taxes	4,122	12,537
Income tax provision	1,587	4,827
Net income	$2,535	$7,710
Net income per share—Basic	$0.19	$0.57
Average shares outstanding—Basic	13,581	13,472
Net income per share—Diluted	$0.19	$0.57
Average shares outstanding—Diluted	13,624	13,575

The accompanying notes are an integral part of these Consolidated Financial Statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended
	May 2, 2015	May 3, 2014

Net income	$2,535	$7,710
Foreign currency translation adjustments	(3)	6
Comprehensive income	$2,532	$7,716

The accompanying notes are an integral part of these Consolidated Financial Statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common Stock				Accumulated
	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Other Comprehensive Loss	Total

Balance as of January 31, 2015	13,807	$138	$102,370	$3,558	$(64)	$106,002
Net income	—	—	—	2,535	—	2,535
Foreign currency translation adjustments	—	—	—	—	(3)	(3)
Cash dividends	—	—	—	(2,761)	—	(2,761)
Stock-based compensation	51	1	846	—	—	847
Exercise of stock options, net	4	—	37	—	—	37
Tax benefit shortfall from stock option exercises and restricted stock vesting	—	—	(12)	—	—	(12)
Repurchase and retirement of common stock	(3)	—	(51)	—	—	(51)
Balance as of May 2, 2015	13,859	$139	$103,190	$3,332	$(67)	$106,594

Balance as of February 1, 2014	13,712	$137	$99,527	$24,574	$(66)	$124,172
Net income	—	—	—	7,710	—	7,710
Foreign currency translation adjustments	—	—	—	—	6	6
Cash dividends	—	—	—	(2,735)	—	(2,735)
Stock-based compensation	(4)	—	1,065	—	—	1,065
Exercise of stock options, net	1	—	9	—	—	9
Excess tax benefit from stock option exercises and restricted stock vesting	—	—	99	—	—	99
Repurchase and retirement of common stock	(4)	—	(115)	—	—	(115)
Balance as of May 3, 2014	13,705	$137	$100,585	$29,549	$(60)	$130,211

The accompanying notes are an integral part of these Consolidated Financial Statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	May 2, 2015	May 3, 2014

Operating Activities
Net income	$2,535	$7,710
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,010	3,870
Stock-based compensation expense	847	1,065
Loss on impairment of long-lived assets	792	315
Loss (gain) on disposal of assets	154	(81)
Deferred income tax benefit (provision)	631	(746)
Amortization of deferred financing costs	49	50
Changes in assets and liabilities:
Decrease (increase) in:
Trade receivables	(4,145)	(5,693)
Inventories	(5,197)	(1,939)
Prepaid expenses and other current assets	(4,260)	(4,176)
Other non-current assets	182	(35)
Increase (decrease) in:
Accounts payable, accrued expenses and other current liabilities	(2,990)	7,932
Deferred rent and other non-current liabilities	331	4,368
Net cash (used in) provided by operating activities	(7,061)	12,640
Investing Activities
Capital expenditures	(12,909)	(10,335)
Proceeds from sale of property, plant and equipment	8	22
Additions to intangible assets	(44)	(202)
Net cash used in investing activities	(12,945)	(10,515)
Financing Activities
Increase (decrease) in cash overdraft	5,637	(1,758)
Increase in line of credit borrowings	18,700	—
Repayment of long-term debt	(923)	—
Withholding taxes on stock-based compensation paid in connection with repurchase of common stock	(51)	(115)
Cash dividends paid	(2,761)	(2,735)
Proceeds from exercise of stock options	37	9
Excess tax benefit from exercise of stock options and restricted stock vesting	—	99
Net cash provided by (used in) financing activities	20,639	(4,500)
Effect of exchange rate changes on cash and cash equivalents	(4)	4
Net Increase (Decrease) in Cash and Cash Equivalents	629	(2,371)
Cash and Cash Equivalents, Beginning of Period	1,349	17,574
Cash and Cash Equivalents, End of Period	$1,978	$15,203
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$455	$70
Cash paid for income taxes	$56	$1,196

The accompanying notes are an integral part of these Consolidated Financial Statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	BASIS OF FINANCIAL STATEMENT PRESENTATION

Destination Maternity Corporation and its subsidiaries (the “Company” or “Destination Maternity”) have historically operated on a fiscal year ending September 30 of each year. On December 4, 2014 the Company announced that its Board of Directors approved a change in its fiscal year end from September 30 to the Saturday nearest January 31 of each year. The fiscal year end change aligns the Company’s reporting cycle with the National Retail Federation (“NRF”) fiscal calendar. The change is effective with the Company’s fiscal year 2015, which began February 1, 2015 and will end January 30, 2016, and resulted in a four month transition period from October 1, 2014 to January 31, 2015. The accompanying unaudited consolidated financial statements for the three months ended May 2, 2015 and May 3, 2014 have been prepared in accordance with the requirements for Form 10-Q and Article 10 of Regulation S-X, and accordingly, certain information and footnote disclosures have been condensed or omitted. See the Company’s Annual Report on Form 10-K as of and for the year ended September 30, 2014 as filed with the Securities and Exchange Commission (“SEC”) for additional disclosures including a summary of the Company’s accounting policies.

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

The following table summarizes the Basic EPS and Diluted EPS calculations (in thousands, except per share amounts):

	Three Months Ended
	May 2, 2015			May 3, 2014
	Net Income	Shares	EPS	Net Income	Shares	EPS

Basic EPS	$2,535	13,581	$0.19	$7,710	13,472	$0.57
Incremental shares from the assumed exercise of outstanding stock options	—	24		—	68
Incremental shares from the assumed lapse of restrictions on restricted stock awards	—	19		—	35
Diluted EPS	$2,535	13,624	$0.19	$7,710	13,575	$0.57

In addition to performance-based RSUs, for the three months ended May 2, 2015 and May 3, 2014 stock options and unvested restricted stock totaling 801,502 and 149,052 shares, respectively, were excluded from the calculation of Diluted EPS as their effect would have been antidilutive.

During the three months ended May 2, 2015 and May 3, 2014 the Company paid cash dividends totaling $2,761,000 (or $0.20 per share) and $2,735,000 (or $0.20 per share), respectively. On May 28, 2015 the Company declared a quarterly cash dividend of $0.20 per share payable on July 23, 2015, which is projected to total approximately $2,770,000.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

3.	TRADE RECEIVABLES

Trade receivables are recorded based on revenue recognized for sales of the Company’s merchandise and for other revenue earned by the Company through its marketing partnership programs and international franchise agreements, and are non-interest bearing. The Company evaluates the collectability of trade receivables based on a combination of factors, including aging of trade receivables, write-off experience, analysis of historical trends and expectations of future performance. An allowance for doubtful accounts is recorded for the amount of trade receivables that are considered unlikely to be collected. When the Company’s collection efforts are unsuccessful, uncollectible trade receivables are charged against the allowance for doubtful accounts. As of May 2, 2015 and January 31, 2015 the Company’s trade receivables were net of allowance for doubtful accounts of $136,000 and $132,000, respectively.

4.	INVENTORIES

Inventories were comprised of the following (in thousands):

	May 2, 2015	January 31, 2015

Finished goods	$76,594	$69,455
Work-in-progress	1,320	2,414
Raw materials	3,042	3,890
	$80,956	$75,759

5.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities were comprised of the following (in thousands):

	May 2, 2015	January 31, 2015

Employee compensation and benefits	$11,277	$10,593
Insurance, primarily self-insurance reserves	6,218	5,888
Deferred rent	3,689	3,824
Gift certificates and store credits	3,688	4,704
Sales and use taxes	3,246	3,112
Accrued property, plant and equipment additions	2,457	3,619
Accounting and legal	2,124	1,998
Product return reserve	2,099	2,084
Income taxes payable	—	129
Other	8,751	10,911
	$43,549	$46,862

6.	LINE OF CREDIT AND LONG-TERM DEBT

On November 1, 2012 the Company entered into a five-year $61,000,000 senior secured revolving credit facility (the “Credit Facility”), which replaced the Company’s former $55,000,000 credit facility (the “Prior Credit Facility”). The Credit Facility consists of two tranches: 1) a senior secured revolving credit and letter of credit facility of up to $55,000,000 (“Tranche A”) and 2) a senior secured first-in, last-out revolving credit facility of up to $6,000,000 (“Tranche A-1”). The Credit Facility will mature on November 1, 2017. Upon the Company’s request and with the consent of the lender, permitted borrowings under Tranche A may be increased up to an additional $15,000,000, in increments of $2,500,000, up to a Tranche A maximum limit of $70,000,000. In accordance with the terms of the Credit Facility, effective June 3, 2015 the Company’s permitted borrowings under Tranche A of the Credit Facility were increased by $15,000,000 at the Company’s request. Proceeds from advances under the Credit Facility, with certain restrictions, were permitted to be used to repay then existing term loan or other debt, and may be used to provide financing for working capital, letters of credit, capital expenditures, dividends, share repurchases and other general corporate purposes. The Credit Facility contains various affirmative and negative covenants and representations and warranties. Under the Credit Facility, the Company is required to maintain minimum Excess Availability (as defined in the related Credit Facility agreement) equal to 10% of the Borrowing Base (as defined in the related Credit Facility agreement). The Credit Facility is secured by a security interest in the Company’s trade receivables,

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

inventory, letter of credit rights, cash, intangibles and certain other assets. The interest rate on outstanding borrowings is equal to, at the Company’s election, either 1) the lender’s base rate plus the applicable margin, or 2) a LIBOR rate plus the applicable margin. The applicable margin for base rate borrowings is 0.50% for Tranche A borrowings and 2.00% for Tranche A-1 borrowings. The applicable margin for LIBOR rate borrowings is 1.50% for Tranche A borrowings and 3.00% for Tranche A-1 borrowings. Tranche A-1 borrowings are deemed to be the first loans made and the last loans repaid. The Company also pays an unused line fee under the Credit Facility of 0.25% per annum. In connection with the execution of the Credit Facility, the Company incurred deferred financing costs of $988,000.

As of May 2, 2015 the Company had $18,700,000 outstanding borrowings under the Credit Facility, of which $12,700,000 were Tranche A borrowings and $6,000,000 were Tranche A-1 borrowings, and $7,374,000 in letters of credit, with $34,926,000 of availability under the Credit Facility. As of May 3, 2014 the Company had no outstanding borrowings under the Credit Facility and $7,211,000 in letters of credit, with $53,789,000 of availability under the Credit Facility. For the three months ended May 2, 2015 Tranche A borrowings had a weighted interest rate of 3.70%per annum, and Tranche A-1 borrowings had a weighted interest rate of 5.10%per annum. During the three months ended May 2, 2015 the Company’s average level of direct borrowings was $21,131,000, and the Company’s maximum borrowings at any time were $31,800,000. During the three months ended May 3, 2014 the Company did not have any direct borrowings under the Credit Facility.

During the four month transition period ended January 31, 2015 the Company received $15,000,000 proceeds from a five-year equipment financing arrangement with its Credit Facility bank. The equipment note bears annual interest at 3.38%, with payments of $272,000 (including interest) due monthly through December 2019.  The equipment note is collateralized by substantially all of the material handling equipment currently being installed and tested at the Company’s nearly completed distribution facility in Florence, New Jersey (see Note 8). As of May 2, 2015 there was $14,077,000 outstanding under the equipment note.

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

At both May 2, 2015 and January 31, 2015 the Company had cash equivalents of $4,000. The Company’s cash equivalents consist of investments in money market funds for which the carrying value approximates fair value (based on Level 1 inputs) due to the short-term nature of those instruments. The carrying values of trade receivables and accounts payable approximate fair value due to the short-term nature of those instruments.

The Company’s Credit Facility has variable interest rates that are tied to market indices. As of May 2, 2015 the Company had $18,700,000 of direct borrowings outstanding under the Credit Facility. The carrying value of the Company’s Credit Facility borrowings approximates fair value as the variable interest rates approximate current market rates, which the Company considers to be Level 2 inputs.

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

In September 2013 the Company announced plans to relocate its corporate headquarters and distribution operations from Philadelphia, Pennsylvania to southern New Jersey. In January 2015 the Company completed the relocation of its corporate headquarters to Moorestown, New Jersey and expects to complete the relocation of its distribution operations to Florence, New Jersey

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

in mid-calendar 2015. In December 2014 the Company received notice of substantial completion and lease commencement from the landlord for the Florence distribution center building. Accordingly, the Florence lease, which has a 15-year term, commenced effective January 1, 2015, with the first rent payment due March 1, 2015. The Company is currently installing and testing its material handling equipment at the facility. During the three months ended May 2, 2015 and May 3, 2014 the Company incurred $1,007,000 and $531,000, respectively, of charges related to the closure of its existing facilities and the preparation for occupancy of its new facilities.

On August 11, 2014 the Company announced the appointment of Anthony M. Romano as the Company’s new Chief Executive Officer (“CEO”).  Subsequent to the CEO change, the Company commenced a program to evaluate its business processes, key management personnel and planning resources. In connection with this evaluation, the Company announced a change in its fiscal year (see below) and has started to implement changes to certain business processes, resulting in replacement of certain key management personnel and some reductions in headcount. The Company also implemented an improved product life cycle calendar and terminated an e-commerce development contract as it continues to improve its planning and allocation methodologies and e-commerce platform. During the three months ended May 2, 2015 the Company incurred $801,000 of charges related to these management and organizational changes.

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

A summary of the charges incurred in connection with the facilities relocations, management and organizational changes, and fiscal year change is as follows (in thousands):

	Three Months Ended
	May 2, 2015	May 3, 2014

Facilities Relocations
Pre-opening rent expense on new corporate headquarters and distribution facility	$819	$240
Accelerated depreciation and amortization expense	140	281
Other	48	10
Total facilities relocations	1,007	531

Management and Organizational Changes
Consulting fees	711	—
Severance and related benefits	90	—
Total management and organizational changes	801	—

Total other charges	$1,808	$531

9.	INCOME TAXES

As of May 2, 2015 the Company had $1,572,000 of unrecognized tax benefits related to uncertain income tax positions, including accrued interest and penalties of $516,000. The Company records interest and penalties related to unrecognized tax benefits in its income tax provision. If recognized, the portion of the liabilities for unrecognized tax benefits that would impact the Company’s effective tax rate was $988,000, net of federal benefit.

During the 12 months subsequent to May 2, 2015 it is reasonably possible that the gross unrecognized tax benefits could potentially decrease by $524,000 (of which $252,000 would affect the effective tax rate, net of federal benefit) for uncertain tax positions, including the continued effect of interest on unrecognized tax benefits and limitations on certain potential tax credits, offset by the effect of expiring statutes of limitations and settlements.

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

The Compensation Committee of the Company’s Board of Directors established performance goals for the award of performance-based RSUs for four executive officers, under the Amended and Restated Destination Maternity Corporation 2005 Equity Incentive Plan, in each of April 2015 (the “Fiscal 2015 Awards”), December 2013 (the “Fiscal 2014 Awards”) and November 2012 (the “Fiscal 2013 Awards”). The RSUs earned, if any, under the awards will be based on the Company’s cumulative operating income, as defined in the applicable award agreement (“RSU Operating Income”) for a specified three-year period (“Performance Period”). The grant of any RSUs under these awards will generally be further contingent on the continued employment of the executive officers with the Company through the dates on which the shares in respect of these RSUs, if any, are issued following the end of the applicable Performance Periods, as well as the achievement of certain minimum levels of RSU Operating Income in the final fiscal year of each applicable Performance Period. Any dividends declared on the shares of the Company’s common stock underlying the RSUs will be credited as additional RSUs based on the fair market value of the Company’s common stock on the dividend record date. The additional RSUs, if any, will be earned on the same terms as the original RSUs.

The following table sets forth the aggregate minimum, target and maximum RSUs, excluding RSUs from dividends declared, that may be earned by the executive officers for each fiscal year award cycle.

Awards	Performance Period	Minimum RSUs	Target RSUs	Maximum RSUs

Fiscal 2015 Awards	February 2, 2015 to January 28, 2017	23,253	46,504	69,757
Fiscal 2014 Awards	October 1, 2013 to September 30, 2016	15,113	30,224	45,337
Fiscal 2013 Awards	October 1, 2012 to September 30, 2015	18,541	37,080	55,621

During fiscal 2014, the Company determined that the Fiscal 2014 Awards and the Fiscal 2013 Awards were unlikely to be earned, even at the minimum level.

During the three months ended May 2, 2015 and May 3, 2014 certain stock option exercises and vesting restricted stock awards were net-share settled by the Company such that the Company withheld shares of the Company’s common stock, which had a fair market value equivalent to the minimum statutory obligation for the applicable income and employment taxes for the awards, and the Company remitted the cash value to the appropriate taxing authorities. The total shares withheld, which were 3,090 and 4,073 shares, respectively, during the three months ended May 2, 2015 and May 3, 2014, are reflected as repurchase of common stock in the accompanying financial statements, and were based on the value of the Company’s common stock on the exercise or vesting date. The remaining shares, net of those withheld, were delivered to the award holders. Total payments for tax obligations to the tax authorities were $51,000 and $115,000 for the three months ended May 2, 2015 and May 3, 2014, respectively.

11.	RECENT ACCOUNTING PRONOUNCEMENTS

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

Geographic Information. Geographic revenue information is allocated based on the country in which the products or services are sold, and in the case of international franchise revenues, on the location of the customer. Information concerning the Company’s operations by geographic area was as follows (in thousands):

	Three Months Ended
	May 2, 2015	May 3, 2014

Net Sales to Unaffiliated Customers
United States	$132,924	$137,158
Foreign	8,688	6,318

	May 2, 2015	January 31, 2015

Long-Lived Assets
United States	$90,430	$88,120
Foreign	3,276	3,143

Major Customers. For the periods presented, the Company did not have any one customer who represented more than 10% of its net sales.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

14.	INTEREST EXPENSE, NET

Interest expense, net was comprised of the following (in thousands):

	Three Months Ended
	May 2, 2015	May 3, 2014

Interest expense	$430	$104
Interest income	(1)	(3)
Interest expense, net	$429	$101

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

We have historically operated on a fiscal year ending September 30 of each year. On December 4, 2014 we announced that our Board of Directors approved a change in our fiscal year end from September 30 to the Saturday nearest January 31 of each year. The fiscal year end change aligns our reporting cycle with the NRF fiscal calendar. The change is effective with our fiscal year 2015, which began February 1, 2015 and will end January 30, 2016, and resulted in a four month transition period from October 1, 2014 to January 31, 2015. References in this discussion to our fiscal years prior to fiscal 2015 refer to the fiscal years ended on September 30 in those years, unless otherwise indicated. For example, our “fiscal 2014” ended on September 30, 2014. References to our fiscal 2015 refer to the fiscal year, or periods within such fiscal year, which began February 1, 2015 and will end January 30, 2016. References to the transition period refer to the four month period from October 1, 2014 to January 31, 2015.

Overview

We are the leading designer and retailer of maternity apparel in the United States with 1,868 retail locations, including 557 stores in the United States, Puerto Rico and Canada, and 1,311 leased departments located within department stores and baby specialty stores throughout the United States and Puerto Rico. We are also the exclusive provider of maternity apparel to Kohl’s®, which operates approximately 1,164 stores throughout the United States and offers maternity apparel in a significant number of its stores. We also sell merchandise on the Internet, primarily through DestinationMaternity.com and our various brand-specific websites. We have store franchise and product supply relationships in the Middle East, South Korea, Mexico and Israel. In November 2013 we announced our expansion into Mexico through a franchise agreement with the largest department store company in Mexico. In October 2014 we announced our expansion into Israel through a franchise agreement with one of Israel's largest and dominant fashion-retail chains. As of May 2, 2015 we have 128 international franchised locations, including 24 stand-alone stores operated under one of our retail nameplates and 104 shop-in-shop locations.

In assessing the performance of our business, we consider a variety of operational and financial measures. The key measures for determining how our business is performing are net income determined in accordance with GAAP (“net income”) and the corresponding net income, or earnings per share (diluted), net income before certain charges or credits, when applicable, such as other charges, loss on extinguishment of debt, and certain infrequent income tax adjustments (“adjusted net income”) and the corresponding earnings per share (diluted), Adjusted EBITDA (defined below), Adjusted EBITDA before other charges, net sales, comparable sales, and adjusted comparable sales. Adjusted EBITDA represents operating income before deduction for the following non-cash charges: 1) depreciation and amortization expense, 2) loss on impairment of tangible and intangible assets, 3) loss (gain) on disposal of assets, and 4) stock-based compensation expense.

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

Following is a summary of our results for the first quarter of fiscal 2015 with regard to each of the key measures noted above:

First Quarter Fiscal 2015 Financial Results

●

Net income for the first quarter of fiscal 2015 was $2.5 million, or $0.19 per share (diluted), compared to net income of $7.7 million, or $0.57 per share (diluted), for the comparable three month period ended May 3, 2014.

●

Net income for the first quarter of fiscal 2015 includes other charges of 1) approximately $0.6 million, net of tax, or $0.05 per share (diluted), related to the relocations of our headquarters and distribution facilities and 2) $0.5 million, net of tax, or $0.04 per share (diluted), related to management and organizational changes. Net income for the three months ended May 3, 2014 includes 1) other charges of $0.3 million, net of tax, or approximately $0.02 per share (diluted), related to the relocations of our headquarters and distribution facilities.
●

Adjusted net income for the first quarter of fiscal 2015 was $3.7 million, or $0.27 per share (diluted), compared to comparably adjusted net income for the three months ended May 3, 2014 of $8.0 million, or $0.59 per share (diluted).

●	Adjusted EBITDA was $10.4 million for the first quarter of fiscal 2015, compared to $17.8 million of Adjusted EBITDA for the three months ended May 3, 2014.
●	Adjusted EBITDA before other charges was $12.0 million for the first quarter of fiscal 2015, compared to $18.1 million of Adjusted EBITDA before other charges for the three months ended May 3, 2014.
●	Net sales for the first quarter of fiscal 2015 decreased 1.3% to $141.6 million from $143.5 million for the three months ended May 3, 2014.
●	Comparable sales for the first quarter of fiscal 2015 decreased 1.1% compared to a comparable sales decrease of 4.0% for the three months ended May 3, 2014.

Results of Operations

The following table sets forth certain operating data as a percentage of net sales and as a percentage change for the three months ended May 2, 2015 and May 3, 2014:

	% of Net Sales (1)		% Change Period to Period Favorable (Unfavorable)
	Three Months Ended		Three Months Ended
	May 2, 2015	May 3, 2014	May 2, 2015 vs. May 3, 2014

Net sales	100.0%	100.0%	(1.3)%
Cost of goods sold (2)	49.6	45.6	(7.3)
Gross profit	50.4	54.4	(8.5)
Selling, general and administrative expenses (3)	45.2	45.0	0.7
Store closing, asset impairment and asset disposal expenses	0.7	0.2	(202.7)
Other charges	1.3	0.4	(240.5)
Operating income	3.2	8.8	(64.0)
Interest expense, net	0.3	0.1	(324.8)
Income before income taxes	2.9	8.7	(67.1)
Income tax (benefit) provision	1.1	3.4	67.1
Net income	1.8%	5.4%	(67.1)%

(1)	Components may not add to total due to rounding.
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

	Three Months Ended
	May 2, 2015			May 3, 2014
Retail Locations (1)	Stores	Leased Departments	Total Retail Locations	Stores	Leased Departments	Total Retail Locations

Beginning of period	564	1,311	1,875	586	1,321	1,907
Opened	8	5	13	7	13	20
Closed	(15)	(5)	(20)	(16)	(8)	(24)
End of period	557	1,311	1,868	577	1,326	1,903

(1)	Excludes locations where Kohl’s sells our products under an exclusive product and license agreement, and international franchised locations.

	Three Months Ended
	May 2, 2015			May 3, 2014
International Franchised Locations (1)	Stores	Shop-in- Shop Locations	Total International Franchised Locations	Stores	Shop-in- Shop Locations	Total International Franchised Locations

Beginning of period	23	62	85	20	127	147
Opened	1	42	43	—	48	48
Closed	—	—	—	(2)	(117)	(119)
End of period	24	104	128	18	58	76

(1)

During April 2014 we commenced our expansion in Mexico. As of May 2, 2015 our merchandise is offered in 89 shop-in-shops and four franchise stores in Mexico. During March 2014 one franchise store and 116 shop-in-shop locations operated by our former India franchisee were closed.

Three Months Ended May 2, 2015 and May 3, 2014

Net Sales.    Our net sales for the first quarter of fiscal 2015 decreased by 1.3%, or $1.9 million, to $141.6 million from $143.5 million for the three months ended May 3, 2014. Comparable sales for the first quarter of fiscal 2015 decreased 1.1% compared to a comparable sales decrease of 4.0% for the three months ended May 3, 2014. The slight decrease in total reported sales for the first quarter of fiscal 2015 compared to the three months ended May 3, 2014 resulted primarily from 1) decreased sales related to the Company’s continued efforts to close underperforming stores (see our discussion in Item 1 of our Annual Report on Form 10-K for the year ended September 30, 2014 regarding closing underperforming stores) and 2) the decrease in comparable sales, substantially offset by increased international sales. We believe the primary driver of the comparable sales decrease was the adverse weather conditions across much of the United States during February, which suppressed store traffic for us and many retailers in many regions of the United States.  These extreme weather conditions adversely impacted sales, particularly sales of Spring merchandise, which represent a significantly larger percentage of our total sales for the first fiscal quarter than do sales of Fall merchandise.

As of May 2, 2015 we operated a total of 557 stores and 1,868 total retail locations, compared to 577 stores and 1,902 total retail locations as of May 3, 2014. In addition, our Oh Baby by Motherhood® collection is available at Kohl’s stores throughout the United States. During the first quarter of fiscal 2015 we opened 8 stores, including one multi-brand Destination Maternity nameplate store, and we closed 15 stores.

Gross Profit.    Our gross profit for the first quarter of fiscal 2015 decreased by 8.5%, or $6.6 million, to $71.4 million from $78.0 million for the three months ended May 3, 2014, and our gross profit as a percentage of net sales (gross margin) for the first quarter of fiscal 2015 was 50.4% compared to 54.4% for the three months ended May 3, 2014. The decrease in gross profit for the first quarter of fiscal 2015 compared to the three months ended May 3, 2014 was primarily due to our lower gross margin, reflecting higher year-over-year price promotional and markdown activity to spur sales and more aggressively manage inventory, including our continued efforts to dispose of out-of-season and excess current season merchandise. Inventory purchases for Spring and Summer were made under our previous allocation methodology and are projected to have excess units relative to the current sales plan. This will continue to pressure margins in the second and third quarters, as we transition seasons and ensure timely exit of seasonal product to achieve healthy inventory levels.

Selling, General and Administrative Expenses.    Our selling, general and administrative expenses for the first quarter of fiscal 2015 decreased by 0.7%, or $0.5 million, to $64.0 million from $64.5 million for the three months ended May 3, 2014. As a percentage of net sales, selling, general and administrative expenses increased to 45.2% for the first quarter of fiscal 2015 from 45.0% for the three months ended May 3, 2014. This decrease in expense for the quarter reflects a non-recurring reduction of $1.2 million from settlement of certain unclaimed property matters, cost reductions resulting from the Company’s continued closure of underperforming stores, and lower marketing and advertising expense, substantially offset by higher expenses for self-insured employee healthcare benefits and variable incentive compensation (based on pro-rata financial projections). The increase in expense percentage for the three month period reflects the unfavorable leverage from our decreased sales due to the relatively fixed nature of most of our expenses.

Store Closing, Asset Impairment and Asset Disposal Expenses.     Our store closing, asset impairment and asset disposal expenses for the first quarter of fiscal 2015 increased by $0.7 million, to $1.0 million from $0.3 million for the three months ended May 3, 2014, reflecting higher impairment charges for write-downs of long-lived assets.

Other Charges.    In the first quarter of fiscal 2015 we incurred other charges of $1.8 million related to the relocations of our headquarters and distribution facilities, and management and organizational changes. Other charges related to our relocations of our corporate headquarters and distribution operations from Philadelphia, Pennsylvania to southern New Jersey were $1.0 million, primarily for pre-opening rent expense for the new distribution center, and to a lesser extent, accelerated depreciation. Other charges related to management and organizational changes were $0.8 million, primarily for consulting fees, and to a lesser extent, severance and other benefits in connection with the replacement of certain key management personnel and some reductions in headcount.

Operating Income.     We had operating income of $4.6 million for the first quarter of fiscal 2015 compared to operating income of $12.6 million for the three months ended May 3, 2014. The approximately $8.0 million decrease in operating income was primarily due to our lower sales and gross profit ($6.6 million) and increased other charges ($1.3 million).

Interest Expense, Net.    Our net interest expense for the first quarter of fiscal 2015 increased to $0.4 million from $0.1 million for the three months ended May 3, 2014. This increase was due to borrowings under our Credit Facility during the first quarter of fiscal 2015 and the $15.0 million of equipment financing received during the four month transition period ended January 31, 2015.

Income Tax Provision.    For the three months ended May 2, 2015 and May 3, 2014 our effective tax rate was 38.5%. Our effective tax rate for the three months ended May 2, 2015 and May 3, 2014 was higher than the statutory federal tax rate of 35% primarily due to state income taxes, net of federal benefit.

Net Income.    Net income for the first quarter of fiscal 2015 was $2.5 million, or $0.19 per share (diluted), compared to net income of $7.7 million, or $0.57 per share (diluted), for the three months ended May 3, 2014. Net income for the first quarter of fiscal 2015 includes other charges of 1) $0.6 million, net of tax, related to the relocations of our headquarters and distribution facilities and 2) $0.5 million, net of tax, related to management and organizational changes. Net income for the three months ended May 3, 2014 includes other charges of $0.3 million, net of tax, related to the relocations of our headquarters and distribution facilities. Before these charges, our net income for the first quarter of fiscal 2015 was $3.7 million, or $0.27 per share (diluted), compared to net income of $8.0 million, or $0.59 per share (diluted), for the three months ended May 3, 2014.

Our average diluted shares outstanding of 13,624,000 for the first quarter of fiscal 2015 were 0.4% higher than the 13,575,000 average diluted shares outstanding for the three months ended May 3, 2014. We had higher shares outstanding in the first quarter of fiscal 2015 compared to the three months ended May 3, 2014, as a result of stock option exercises and restricted stock awards.

Following is a reconciliation of net income and net income per share (diluted) (“Diluted EPS”) to adjusted net income and adjusted Diluted EPS for the three months ended May 2, 2015 and May 3, 2014 (in thousands, except per share amounts):

	Three Months Ended
	May 2, 2015			May 3, 2014
	Net Income	Diluted Shares	Diluted EPS	Net Income	Diluted Shares	Diluted EPS

As reported	$2,535	13,624	$0.19	$7,710	13,575	$0.57
Other charges for relocations, net of tax (1)	627	—		331	—
Other charges for management and organizational changes, net of tax (2)	500	—		—	—
As adjusted	$3,662	13,624	$0.27	$8,041	13,575	$0.59

(1)

For the three months ended May 2, 2015 and May 3, 2014 other charges for relocations is net of income tax benefit of $380 and $200, respectively, which represents the difference in income tax provision calculated with and without the specified pretax expense.

(2)

Other charges for management and organizational changes is net of income tax benefit of $301, which represents the difference in income tax provision calculated with and without the specified pretax expense.

Following is a reconciliation of net income to Adjusted EBITDA and Adjusted EBITDA before other charges for the three months ended May 2, 2015 and May 3, 2014 (in thousands):

	Three Months Ended
	May 2, 2015	May 3, 2014

Net income	$2,535	$7,710
Add: income tax provision	1,587	4,827
Add: interest expense, net	429	101
Operating income	4,551	12,638
Add: depreciation and amortization expense	4,010	3,870
Add: loss on impairment of long-lived assets	792	315
Add: loss (gain) on disposal of assets	154	(81)
Add: stock-based compensation expense	847	1,065
Adjusted EBITDA	10,354	17,807
Add: other charges for relocations (1)	867	250
Add: other charges for management and organizational changes	801	—
Adjusted EBITDA before other charges	$12,022	$18,057

(1)	Excludes accelerated depreciation expense of $140 and $281 included in depreciation and amortization expense above.

Regulation G Disclosures

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains non-GAAP financial measures within the meaning of the SEC’s Regulation G, including: 1) Adjusted net income, 2) Adjusted net income per share (diluted), 3) Adjusted EBITDA (operating income before deduction for the following non-cash charges: (i) depreciation and amortization expense, (ii) loss on impairment of tangible and intangible assets, (iii) loss (gain) on disposal of assets, and (iv) stock-based compensation expense), and 4) Adjusted EBITDA before other charges.

Our management believes that each of these non-GAAP financial measures provides useful information about the Company’s results of operations and/or financial position to both investors and management. Each non-GAAP financial measure is provided because management believes it is an important measure of financial performance used in the retail industry to measure operating results, to determine the value of companies within the industry and to define standards for borrowing from institutional lenders. We use each of these non-GAAP financial measures as a measure of the performance of the Company. We provide these measures to investors to assist them in performing their analysis of our historical operating results. Each of these non-GAAP financial measures reflects a measure of the Company’s operating results before consideration of certain charges and consequently, none of these measures should be construed as an alternative to net income or operating income as an indicator of the Company’s operating performance, or as an alternative to cash flows from operating activities as a measure of the Company’s liquidity, as determined in accordance with GAAP. We may calculate each of these non-GAAP financial measures differently than other companies.

With respect to the non-GAAP financial measures discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, we have provided reconciliations of the non-GAAP financial measures to the most directly comparable GAAP financial measures.

Seasonality

Our business, like that of many other retailers, is seasonal. Our quarterly net sales were historically highest in the peak Spring selling season during our third fiscal quarter that previously ended on June 30 of our fiscal years that ended on September 30. Under our new 4-5-4 retail fiscal calendar ending on the Saturday nearest January 31 of each year, the peak Spring selling season will generally occur during our new first and second fiscal quarters. Given the historically higher sales level in that timeframe and the relatively fixed nature of most of our operating expenses, we have typically generated a very significant percentage of our full year operating income and net income during the calendar months of March through May. We expect our typical seasonal trends to continue in future periods within our new fiscal calendar. Results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. Quarterly results may fluctuate materially depending upon, among other things, increases or decreases in comparable sales, the timing of new store openings and new leased department openings, net sales and profitability contributed by new stores and leased departments, the timing of the fulfillment of purchase orders under our product and license arrangements, adverse weather conditions, shifts in the timing of certain holidays and promotions, changes in inventory and production levels and the timing of deliveries of inventory, and changes in our merchandise mix.

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

Cash and cash equivalents increased by $0.6 million during the first quarter of fiscal 2015 compared to a decrease of $2.4 million for the three months ended May 3, 2014.

Cash used by operations was $7.1 million for the first quarter of fiscal 2015, a decrease of $19.7 million from the $12.6 million in cash provided by operations for the three months ended May 3, 2014. This decrease in cash provided by operations versus the prior year was primarily the result of net working capital and other asset/liability changes that used $16.1 million of cash in the first quarter of fiscal 2015 compared to $0.5 million cash provided in the three months ended May 3, 2014, and the $3.8 million decrease in net income (net of the change in deferred income tax provision/benefit) in the first quarter of fiscal 2015 compared to the three months ended May 3, 2014. The approximately $16.6 million year-over-year increase in use of cash from net working capital and other asset/liability changes was primarily the result of 1) a decrease in accounts payable and accrued expenses in the first quarter of fiscal 2015 compared to an increase in the three months ended May 3, 2014, reflecting timing of vendor and payroll related payments ($10.9 million), and 2) higher year-over-year increases in inventory balances ($3.3 million). Our working capital changes, quarterly net income and cash flow adjustments may fluctuate significantly and net cash provided by operating activities for any interim period is not necessarily indicative of the results that may be achieved for a full fiscal year.

During the first quarter of fiscal 2015 we used $18.7 million from borrowings on our Credit Facility to pay for capital expenditures, to pay our quarterly cash dividend, to fund the shortfall in operating cash (net of cash overdrafts) and to make monthly payments on our capital equipment loan. For the first quarter of fiscal 2015 we spent $12.9 million on capital expenditures, including $6.6 million related to the relocations of our corporate headquarters and distribution operations (see below), $5.8 million for leasehold improvements, fixtures and equipment for new store facilities, as well as improvements to existing stores, and $0.5 million for our information systems. In the first quarter of fiscal 2015 we paid $2.8 million for our quarterly cash dividend. We expect to use borrowings under our Credit Facility to fund a portion of our capital requirements from time to time during the remainder of fiscal 2015.

During the three months ended May 3, 2014 we used cash provided by operations and a portion of our available cash to pay for capital expenditures and to pay our quarterly cash dividend. For the three months ended May 3, 2014, we spent $10.3 million on capital expenditures, including $3.9 million related to the relocations of our corporate headquarters and distribution operations (see below), $5.8 million for leasehold improvements, fixtures and equipment for new store facilities, as well as improvements to existing stores, and $0.6 million for our information systems and distribution and corporate facilities. In the three months ended May 3, 2014, we paid $2.7 million for our quarterly cash dividend.

On November 1, 2012, we entered into a five-year $61.0 million senior secured revolving Credit Facility, which replaced our $55.0 million Prior Credit Facility. The Credit Facility consists of two tranches: (1) a senior secured revolving credit and letter of credit facility of up to $55.0 million (“Tranche A”) and (2) a senior secured first-in, last-out revolving credit facility of up to $6.0 million (“Tranche A-1”). The Credit Facility will mature on November 1, 2017. Upon our request and with the consent of the lender, permitted borrowings under Tranche A may be increased up to an additional $15.0 million, in increments of $2.5 million, up to a Tranche A maximum limit of $70.0 million. In accordance with the terms of the Credit Facility, effective June 3, 2015 our permitted borrowings under Tranche A of the Credit Facility were increased by $15.0 million at our request, to provide us with additional financial flexibility. Proceeds from advances under the Credit Facility, with certain restrictions, may be used to repay our existing debt, and to provide financing for working capital, letters of credit, capital expenditures, dividends, share repurchases and other general corporate purposes. Under the Credit Facility, we are required to maintain minimum Excess Availability (as defined in the related Credit Facility agreement) equal to 10% of the Borrowing Base (as defined in the related Credit Facility agreement). The Credit Facility is secured by a security interest in our trade receivables, inventory, equipment, real estate interests, letter of credit rights, cash, intangibles and certain other assets.

As of May 2, 2015 we had $18.7 million of borrowings under the Credit Facility ($12.7 million from Tranche A and $6.0 million from Tranche A-1) and $7.4 million in letters of credit, with $34.9 million of availability under our Credit Facility. As of May

3, 2014 we had no outstanding borrowings and $7.2 million in letters of credit, with $53.8 million of availability under our Credit Facility. For the first quarter of fiscal 2015 Tranche A borrowings had a weighted interest rate of 3.70% per annum, and Tranche A-1 borrowings had a weighted interest rate of 5.10% per annum. During the first quarter of fiscal 2015 our average level of direct borrowings was $21.1 million, and our maximum borrowings at any time were $31.8 million. During the three months ended May 3, 2014 we did not have any direct borrowings under the Credit Facility.

During the four month transition period ended January 31, 2015 we received $15.0 million proceeds from a five-year equipment financing arrangement with our Credit Facility bank. The equipment note bears annual interest at 3.38%, with payments of $0.3 million (including interest) due monthly through December 2019.  The equipment note is collateralized by substantially all of the material handling equipment currently being installed and tested at our nearly completed distribution facility in Florence, New Jersey. As of May 2, 2015 there was $14.1 million outstanding under the equipment note.

During the three months ended May 2, 2015 and May 3, 2014 we paid cash dividends of $2.8 million (or $0.20 per share) and $2.7 million (or $0.20 per share), respectively. On May 28, 2015 we declared a quarterly cash dividend of $0.20 per share payable on July 23, 2015, which will total approximately $2.8 million. Based on our current quarterly dividend rate of $0.20 per share, we project that we will pay $11.1 million of cash dividends during fiscal 2015.

Our management believes that our current cash and working capital positions, expected operating cash flows and available borrowing capacity, will be sufficient to fund our cash requirements for working capital, capital expenditures (including our relocations) and dividend payments, and to fund stock repurchases, if any, for at least the next 12 months.

Facilities Relocations

In September 2013 we announced our plans to relocate our corporate headquarters and distribution operations from Philadelphia, Pennsylvania to southern New Jersey. In January 2015 we completed the relocation of our corporate headquarters and expect to complete the relocation of our distribution operations in mid-calendar 2015. To help us offset the costs of these relocations, the Board of the New Jersey Economic Development Authority approved us for an incentive package of $40 million in benefits, over a 10-year period, from the State of New Jersey under the Grow New Jersey Assistance Program. The annual benefit amount available to us is expected to significantly exceed our annual income tax liability to New Jersey.  In order to maximize the realizable value of our incentive package, in December 2013 we entered into an agreement with a third party to sell some or all of our annual available tax credits. Based on this agreement, we project we will realize between $36 and $37 million from the incentive package, subject to our compliance with the requirements of our incentive package under the Grow New Jersey program.  In connection with the planned relocations, in September 2014 we sold the building that houses our principal executive offices and distribution facility in a sale and leaseback arrangement. We received $12.5 million cash proceeds and realized a gain of $4.1 million from the sale. Under the leaseback agreement we continue to occupy the premises and may operate our business through September 30, 2015, with an option to extend the leaseback for up to three additional months. As of May 2, 2015 we had capital expenditures associated with these relocations of $36 million and project additional capital expenditures of $2 million through completion of the relocations in mid-calendar 2015, with nearly $4 million of this amount offset by construction allowance contributions from the landlord for our new headquarters building. We previously received $15 million of capital equipment financing through our Credit Facility bank to partially fund the material handling equipment in the new distribution facility. We expect to incur approximately $0.8 million of additional pretax charges to earnings through mid-calendar 2015 related to the closure of our existing distribution facility and the preparation for occupancy of our new distribution facility. We project that, once we are operating in both our new headquarters and new distribution center facilities, our ongoing annualized after-tax earnings benefit from the relocations will be approximately $0.10 per diluted share, and our ongoing annualized after-tax cash benefit from the relocations will be approximately $4 million.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. These generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our consolidated financial statements and the reported amounts of net sales and expenses during the reporting period. Our critical accounting policies are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended September 30, 2014. As of May 2, 2015 there were no material changes in, or additions to, our critical accounting policies or in the assumptions or estimates we used to prepare the financial information appearing in this report.

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

As of May 2, 2015 we had cash equivalents of $4,000. Our cash equivalents consist of investments in money market funds that bear interest at variable rates. A change in market interest rates earned on our investments impacts the interest income and cash flows, but does not materially impact the fair market value of the financial instruments. Due to the low balance, average maturity and conservative nature of our investment portfolio, we believe a sudden change in interest rates would not have a material effect on the value of our investment portfolio. The impact on our future interest income resulting from changes in investment yields will depend largely on the gross amount of our investment portfolio at that time. However, based upon the conservative nature of our investment portfolio and current experience, we do not believe a decrease in investment yields would have a material negative effect on our interest income.

As of May 2, 2015 the components of our debt portfolio were the $14.1 million equipment note and the $61.0 million Credit Facility, both of which are denominated in United States dollars. The fair value of the debt portfolio is referred to as the “debt value.” The equipment note bears interest at a fixed rate of 3.38%. Although a change in market interest rates would not affect the interest incurred or cash flow related to this fixed rate portion of the debt portfolio, the debt value would be affected.

Our Credit Facility has variable interest rates that are tied to market indices. As of May 2, 2015 we had $18.7 million of direct borrowings and $7.4 million of letters of credit outstanding under our Credit Facility. As of May 2, 2015 Tranche A borrowings under the Credit Facility would have resulted in interest at a rate between 1.68% and 3.75% per annum, and Tranche A-1 borrowings under the Credit Facility would have resulted in interest at a rate between 3.18% and 5.25% per annum. Interest on any future borrowings under the Credit Facility would, to the extent of outstanding borrowings, be affected by changes in market interest rates. A change in market interest rates on the variable rate portion of our debt portfolio would impact the interest expense incurred and cash flows.

The sensitivity analysis as it relates to the fixed rate portion of our debt portfolio assumes an instantaneous 100 basis point move in interest rates from their levels as of May 2, 2015, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the value of the debt by approximately $0.3 million as of May 2, 2015. A 100 basis point decline in market interest rates would cause the debt value to increase by approximately $0.3 million as of May 2, 2015.

Other than as described above, we do not believe that the market risk exposure on other financial instruments is material.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to our management on a timely basis to allow decisions regarding required disclosure. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of May 2, 2015. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of May 2, 2015 these controls and procedures were effective.

Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the fiscal quarter ended May 2, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table provides information about purchases by us during the three month period February 1, 2015 to May 2, 2015 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2)

February 1 to February 28, 2015	577	$16.37	—	$10,000,000
March 1 to April 4, 2015	2,513	$16.49	—	$10,000,000
April 5 to May 2, 2015	—	—	—	$10,000,000
Total	3,090	$16.47	—	$10,000,000

(1)	Represents shares reacquired directly from certain employees to satisfy income tax withholding obligations for such employees in connection with restricted stock awards that vested during the period.
(2)

Our Board of Directors has approved a program to repurchase up to $10.0 million of our outstanding common stock. Under the program, we may repurchase shares from time to time through solicited or unsolicited transactions in the open market or in negotiated or other transactions. In July 2014 our Board of Directors extended our authorized stock repurchase program from July 31, 2014 to July 31, 2016. No shares have been repurchased under this program as of May 2, 2015.

Item 6.	Exhibits

Exhibit No.	Description

*3.2	Amendments to Bylaws of Destination Maternity Corporation (effective February 19, 2015) (Exhibit 3.2 to the Company’s Current Report on Form 8-K dated February 19, 2015)

†*10.1	Form of Restricted Stock Unit Award Agreement under the Company’s 2005 Equity Incentive Plan (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 1, 2015)

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Executive Vice President & Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Executive Vice President & Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference
†	Management contract or compensatory plan or arrangement

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Destination Maternity Corporation

Date: June 11, 2015	By:	/s/ Anthony M. Romano
Anthony M. Romano
Chief Executive Officer

Date: June 11, 2015	By:	/s/ Judd P. Tirnauer
Judd P. Tirnauer
Executive Vice President & Chief Financial Officer

INDEX OF EXHIBITS FILED WITH

FORM 10-Q OF DESTINATION MATERNITY CORPORATION

FOR THE QUARTER ENDED MAY 2, 2015

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