Form 10-Q
period 2015-08-01
Destination Maternity Corp
filed 2015-08-27
CIK 896985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 1, 2015

or

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

Common Stock, $.01 par value — 13,862,202 shares outstanding as of August 21, 2015

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	August 1, 2015	January 31, 2015

ASSETS
Current assets:
Cash and cash equivalents	$2,399	$1,349
Trade receivables, net	10,285	9,203
Inventories	73,551	75,759
Deferred income taxes	12,718	14,281
Prepaid expenses and other current assets	9,938	12,986
Total current assets	108,891	113,578
Property, plant and equipment, net of accumulated depreciation and amortization of $84,319 and $80,735	93,658	90,135
Other assets:
Deferred financing costs, net of accumulated amortization of $545 and $445	481	543
Other intangible assets, net of accumulated amortization of $636 and $588	1,142	1,128
Deferred income taxes	15,175	13,704
Other non-current assets	842	972
Total other assets	17,640	16,347
Total assets	$220,189	$220,060

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit borrowings	$21,000	$—
Current portion of long-term debt	2,615	2,801
Accounts payable	21,729	26,482
Accrued expenses and other current liabilities	36,431	46,862
Total current liabilities	81,775	76,145
Long-term debt	10,763	12,199
Deferred rent and other non-current liabilities	25,812	25,714
Total liabilities	118,350	114,058
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, 1,656,381 shares authorized:
Series B junior participating preferred stock, $.01 par value; 300,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value; 20,000,000 shares authorized, 13,862,202 and 13,807,124 shares issued and outstanding	139	138
Additional paid-in capital	103,888	102,370
Retained earnings (accumulated deficit)	(2,120)	3,558
Accumulated other comprehensive loss	(68)	(64)
Total stockholders’ equity	101,839	106,002
Total liabilities and stockholders’ equity	$220,189	$220,060

The accompanying notes are an integral part of these Consolidated Financial Statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014

Net sales	$119,306	$120,836	$260,918	$264,312
Cost of goods sold	63,998	60,618	134,207	126,073
Gross profit	55,308	60,218	126,711	138,239
Selling, general and administrative expenses	61,640	60,210	125,676	124,729
Store closing, asset impairment and asset disposal (income) expenses	(3,951)	418	(2,943)	751
Other charges	1,637	1,659	3,445	2,190
Operating income (loss)	(4,018)	(2,069)	533	10,569
Interest expense, net	344	98	773	199
Income (loss) before income taxes	(4,362)	(2,167)	(240)	10,370
Income tax (benefit) provision	(1,680)	(2,488)	(93)	2,339
Net income (loss)	$(2,682)	$321	$(147)	$8,031
Net income (loss) per share— Basic	$(0.20)	$0.02	$(0.01)	$0.60
Average shares outstanding— Basic	13,585	13,481	13,583	13,477
Net income (loss) per share— Diluted	$(0.20)	$0.02	$(0.01)	$0.59
Average shares outstanding— Diluted	13,585	13,578	13,583	13,577

The accompanying notes are an integral part of these Consolidated Financial Statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014

Net income (loss)	$(2,682)	$321	$(147)	$8,031
Foreign currency translation adjustments	(1)	—	(4)	6
Comprehensive income (loss)	$(2,683)	$321	$(151)	$8,037

The accompanying notes are an integral part of these Consolidated Financial Statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total

Balance as of January 31, 2015	13,807	$138	$102,370	$3,558	$(64)	$106,002
Net loss	—	—	—	(147)	—	(147)
Foreign currency translation adjustments	—	—	—	—	(4)	(4)
Cash dividends	—	—	—	(5,531)	—	(5,531)
Stock-based compensation	54	1	1,551	—	—	1,552
Exercise of stock options, net	5	—	42	—	—	42
Tax benefit shortfall from stock option exercises and restricted stock vesting	—	—	(18)	—	—	(18)
Repurchase and retirement of common stock	(4)	—	(57)	—	—	(57)
Balance as of August 1, 2015	13,862	$139	$103,888	$(2,120)	$(68)	$101,839

Balance as of February 1, 2014	13,712	$137	$99,527	$24,574	$(66)	$124,172
Net income	—	—	—	8,031	—	8,031
Foreign currency translation adjustments	—	—	—	—	6	6
Cash dividends	—	—	—	(5,475)	—	(5,475)
Stock-based compensation	(5)	—	1,847	—	—	1,847
Exercise of stock options, net	4	—	52	—	—	52
Excess tax benefit from stock option exercises and restricted stock vesting	—	—	101	—	—	101
Repurchase and retirement of common stock	(5)	—	(131)	—	—	(131)
Balance as of August 2, 2014	13,706	$137	$101,396	$27,130	$(60)	$128,603

The accompanying notes are an integral part of these Consolidated Financial Statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	August 1, 2015	August 2, 2014

Operating Activities
Net income (loss)	$(147)	$8,031
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,139	7,674
Stock-based compensation expense	1,552	1,847
Loss on impairment of long-lived assets	1,054	619
Loss (gain) on disposal of assets	14	(31)
Deferred income tax benefit	(18)	(594)
Amortization of deferred financing costs	100	100
Changes in assets and liabilities:
Decrease (increase) in:
Trade receivables	(1,082)	(3,143)
Inventories	2,208	5,589
Prepaid expenses and other current assets	3,048	(3,878)
Other non-current assets	130	(44)
Increase (decrease) in:
Accounts payable, accrued expenses and other current liabilities	(7,611)	1,165
Deferred rent and other non-current liabilities	(135)	2,617
Net cash provided by operating activities	7,252	19,952
Investing Activities
Capital expenditures	(18,884)	(22,877)
Proceeds from sale of property, plant and equipment	21	22
Additions to intangible assets	(83)	(827)
Net cash used in investing activities	(18,946)	(23,682)
Financing Activities
Decrease in cash overdraft	(1,047)	(95)
Increase in line of credit borrowings	21,000	—
Repayment of long-term debt	(1,622)	—
Deferred financing costs paid	(38)	—
Withholding taxes on stock-based compensation paid in connection with repurchase of common stock	(57)	(131)
Cash dividends paid	(5,531)	(5,475)
Proceeds from exercise of stock options	42	52
Excess tax benefit from exercise of stock options and restricted stock vesting	—	101
Net cash provided by (used in) financing activities	12,747	(5,548)
Effect of exchange rate changes on cash and cash equivalents	(3)	5
Net Increase (Decrease) in Cash and Cash Equivalents	1,050	(9,273)
Cash and Cash Equivalents, Beginning of Period	1,349	17,574
Cash and Cash Equivalents, End of Period	$2,399	$8,301
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$755	$123
Cash paid for income taxes, net of refunds	$(1,612)	$4,628

The accompanying notes are an integral part of these Consolidated Financial Statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	BASIS OF FINANCIAL STATEMENT PRESENTATION

Destination Maternity Corporation and its subsidiaries (the “Company” or “Destination Maternity”) have historically operated on a fiscal year ending September 30 of each year. On December 4, 2014 the Company announced that its Board of Directors approved a change in its fiscal year end from September 30 to the Saturday nearest January 31 of each year. The fiscal year end change aligns the Company’s reporting cycle with the National Retail Federation (“NRF”) fiscal calendar. The change is effective with the Company’s fiscal year 2015, which began February 1, 2015 and will end January 30, 2016, and resulted in a four month transition period from October 1, 2014 to January 31, 2015. The accompanying unaudited consolidated financial statements for the three and six months ended August 1, 2015 and August 2, 2014 have been prepared in accordance with the requirements for Form 10-Q and Article 10 of Regulation S-X, and accordingly, certain information and footnote disclosures have been condensed or omitted. See the Company’s Annual Report on Form 10-K as of and for the year ended September 30, 2014 as filed with the Securities and Exchange Commission (“SEC”) for additional disclosures including a summary of the Company’s accounting policies.

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

The following tables summarize the Basic EPS and Diluted EPS calculations (in thousands, except per share amounts):

	Three Months Ended
	August 1, 2015			August 2, 2014
	Net Loss	Shares	EPS	Net Income	Shares	EPS

Basic EPS	$(2,682)	13,585	$(0.20)	$321	13,481	$0.02
Incremental shares from the assumed exercise of outstanding stock options	—	—		—	53
Incremental shares from the assumed lapse of restrictions on restricted stock awards	—	—		—	44
Diluted EPS	$(2,682)	13,585	$(0.20)	$321	13,578	$0.02

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

	Six Months Ended
	August 1, 2015			August 2, 2014
	Net Loss	Shares	EPS	Net Income	Shares	EPS

Basic EPS	$(147)	13,583	$(0.01)	$8,031	13,477	$0.60
Incremental shares from the assumed exercise of outstanding stock options	—	—		—	60
Incremental shares from the assumed lapse of restrictions on restricted stock awards	—	—		—	40
Diluted EPS	$(147)	13,583	$(0.01)	$8,031	13,577	$0.59

In addition to performance-based RSUs, for the three and six months ended August 2, 2014 stock options and unvested restricted stock totaling 245,911 and 197,482 shares, respectively, were excluded from the calculation of Diluted EPS as their effect would have been antidilutive. Options and unvested restricted stock totaling 1,126,555 shares of the Company's common stock were outstanding as of August 1, 2015 but were not included in the computation of Diluted EPS for the three and six months ended August 1, 2015 due to the Company's net loss. Had the Company reported a profit for the three and six months ended August 1, 2015 the weighted average number of dilutive shares outstanding for computation of Diluted EPS would have been approximately 13,607,000 and 13,616,000 shares, respectively.

During the six months ended August 1, 2015 and August 2, 2014 the Company paid cash dividends totaling $5,531,000 (or $0.40 per share) and $5,475,000 (or $0.40 per share), respectively. On August 20, 2015 the Company declared a quarterly cash dividend of $0.20 per share payable on October 22, 2015, which is projected to total approximately $2,770,000.

3.	TRADE RECEIVABLES

Trade receivables are recorded based on revenue recognized for sales of the Company’s merchandise and for other revenue earned by the Company through its marketing partnership programs and international franchise agreements, and are non-interest bearing. The Company evaluates the collectability of trade receivables based on a combination of factors, including aging of trade receivables, write-off experience, analysis of historical trends and expectations of future performance. An allowance for doubtful accounts is recorded for the amount of trade receivables that are considered unlikely to be collected. When the Company’s collection efforts are unsuccessful, uncollectible trade receivables are charged against the allowance for doubtful accounts. As of August 1, 2015 and January 31, 2015 the Company’s trade receivables were net of allowance for doubtful accounts of $136,000 and $132,000, respectively.

4.	INVENTORIES

Inventories were comprised of the following (in thousands):

	August 1, 2015	January 31, 2015

Finished goods	$70,271	$69,455
Work-in-progress	1,340	2,414
Raw materials	1,940	3,890
	$73,551	$75,759

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

5.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities were comprised of the following (in thousands):

	August 1, 2015	January 31, 2015

Employee compensation and benefits	$8,508	$10,593
Insurance, primarily self-insurance reserves	6,519	5,888
Gift certificates and store credits	3,579	4,704
Deferred rent	3,357	3,824
Sales and use taxes	2,373	3,112
Accrued property, plant and equipment additions	2,053	3,619
Product return reserve	1,694	2,084
Accounting and legal	1,626	1,998
Income taxes payable	-	129
Other	6,722	10,911
	$36,431	$46,862

6.	LINE OF CREDIT AND LONG-TERM DEBT

On November 1, 2012 the Company entered into a five-year $61,000,000 senior secured revolving credit facility (the “Credit Facility”), which replaced the Company’s former $55,000,000 credit facility (the “Prior Credit Facility”). The Credit Facility consists of two tranches: (1) a senior secured revolving credit and letter of credit facility of up to $55,000,000 (“Tranche A”) and (2) a senior secured first-in, last-out revolving credit facility of up to $6,000,000 (“Tranche A-1”). Upon the Company’s request and with the consent of the lender, permitted borrowings under Tranche A could be increased up to an additional $15,000,000, in increments of $2,500,000, up to a Tranche A maximum limit of $70,000,000. In accordance with the terms of the Credit Facility, effective June 3, 2015 the Company’s permitted borrowings under Tranche A of the Credit Facility were increased by $15,000,000 at the Company’s request. Effective August 25, 2015 the Credit Facility was amended to reflect the increase to Tranche A permitted borrowings and to extend the maturity date to August 25, 2020 from November 1, 2017. Proceeds from advances under the Credit Facility, with certain restrictions, were permitted to be used to repay then existing term loan or other debt, and may be used to provide financing for working capital, letters of credit, capital expenditures, dividends, share repurchases and other general corporate purposes. The Credit Facility contains various affirmative and negative covenants and representations and warranties. Under the Credit Facility, the Company is required to maintain minimum Excess Availability (as defined in the related Credit Facility agreement) equal to 10% of the Borrowing Base (as defined in the related Credit Facility agreement). The Credit Facility is secured by a security interest in the Company’s trade receivables, inventory, letter of credit rights, cash, intangibles and certain other assets. The interest rate on outstanding borrowings is equal to, at the Company’s election, either (1) the lender’s base rate plus the applicable margin, or (2) a LIBOR rate plus the applicable margin. The applicable margin for base rate borrowings is 0.50% for Tranche A borrowings and 2.00% for Tranche A-1 borrowings. The applicable margin for LIBOR rate borrowings is 1.50% for Tranche A borrowings and 3.00% for Tranche A-1 borrowings. Tranche A-1 borrowings are deemed to be the first loans made and the last loans repaid. The Company also pays an unused line fee under the Credit Facility of 0.25% per annum. In connection with the execution of the Credit Facility, the Company incurred deferred financing costs of $988,000.

As of August 1, 2015 the Company had $21,000,000 in outstanding borrowings under the Credit Facility of which $15,000,000 were Tranche A borrowings and $6,000,000 were Tranche A-1 borrowings, and $6,348,000 in letters of credit, with $33,772,000 of availability under the Credit Facility based on the Company’s Borrowing Base formula. As of August 2, 2014 the Company had no outstanding borrowings under the Credit Facility and $7,211,000 in letters of credit, with $53,630,000 of availability under the Credit Facility based on the Company’s Borrowing Base formula. For the three and six months ended August 1, 2015, Tranche A borrowings had a weighted interest rate of 2.16% and 2.91%, respectively, per annum, and Tranche A-1 borrowings had a weighted interest rate of 3.19% and 4.10%, respectively, per annum. During the six months ended August 1, 2015 the Company’s average level of direct borrowings was $21,748,000 and the Company’s maximum borrowings at any time were $31,800,000. During the six months ended August 2, 2014 the Company did not have any direct borrowings under the Credit Facility.

During the four month transition period ended January 31, 2015 the Company received $15,000,000 proceeds from a five-year equipment financing arrangement with its Credit Facility bank. The equipment note bears annual interest at 3.38%, with payments of $272,000 (including interest) due monthly through December 2019. The equipment note is collateralized by substantially all of the

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

material handling equipment at the Company’s distribution facility in Florence, New Jersey (see Note 9). As of August 1, 2015 there was $13,378,000 outstanding under the equipment note.

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

At both August 1, 2015 and January 31, 2015 the Company had cash equivalents of $4,000. The Company’s cash equivalents consist of investments in money market funds for which the carrying value approximates fair value (based on Level 1 inputs) due to the short-term nature of those instruments. The carrying values of trade receivables and accounts payable approximate fair value due to the short-term nature of those instruments.

The Company’s Credit Facility has variable interest rates that are tied to market indices. As of August 1, 2015 the Company had $21,000,000 of direct borrowings outstanding under the Credit Facility. The carrying value of the Company’s Credit Facility borrowings approximates fair value as the variable interest rates approximate current market rates, which the Company considers to be Level 2 inputs.

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

8.	STORE CLOSING, ASSET IMPAIRMENT AND ASSET DISPOSAL (INCOME) EXPENSES

For the three and six months ended August 1, 2015 store closing, asset impairment and asset disposal (income) expenses were comprised of $(4,213,000) and $(3,997,000), respectively, for store closings and other asset disposals, and $262,000 and $1,054,000, respectively, for impairment of store assets. For the three and six months ended August 2, 2014 store closing, asset impairment and asset disposal expenses were comprised of $114,000 and $132,000, respectively, for store closings and other asset disposals, and $304,000 and $619,000, respectively, for impairment of store assets.

For the three and six months ended August 1, 2015, store closings and other asset disposals includes income of $4,100,000 representing an incentive from the landlord for early termination of a Company superstore lease.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

9.	OTHER CHARGES

In September 2013 the Company announced plans to relocate its corporate headquarters and distribution operations from Philadelphia, Pennsylvania to southern New Jersey. The Company completed the relocation of its corporate headquarters to Moorestown, New Jersey in January 2015 and completed the relocation of its distribution operations to Florence, New Jersey in August 2015. In December 2014 the Company received notice of substantial completion and lease commencement from the landlord for the Florence distribution center building. Accordingly, the Florence lease, which has a 15-year term, commenced effective January 1, 2015, with the first rent payment due March 1, 2015. During the six months ended August 1, 2015 and August 2, 2014 the Company incurred $2,094,000 and $1,145,000, respectively, of charges related to the closure of its existing facilities and the preparation for occupancy of its new facilities.

In August 2014 the Company announced the appointment of Anthony M. Romano as the Company’s new Chief Executive Officer (“CEO”). Subsequent to the CEO change, the Company commenced a program to evaluate its business processes, key management personnel and planning resources. In connection with this evaluation, the Company changed its fiscal year (see below) and is implementing changes to certain business processes that resulted in replacement of certain key management personnel and some reductions in headcount. The Company also implemented an improved product life cycle calendar and terminated an e-commerce development contract as it continues to improve its planning and allocation methodologies and e-commerce platform. During the six months ended August 1, 2015 the Company incurred $1,324,000 of charges related to these management and organizational changes.

In December 2014 the Company announced that its Board of Directors approved a change in its fiscal year end from September 30 to the Saturday nearest January 31 of each year. The fiscal year end change aligns the Company’s reporting cycle with the traditional 4-5-4 NRF calendar ending with January. The fiscal year change is expected to benefit the Company by providing a framework for more consistent product decisions, improved planning of marketing and promotional activities, and faster assimilation of new experienced retail hires. During the six months ended August 1, 2015 the Company incurred $27,000 of charges related to the fiscal year change.

During the six months ended August 2, 2014 the Company incurred $1,045,000 of charges related to its proposal for a possible business combination with Mothercare plc, which was announced and subsequently withdrawn in July 2014.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

A summary of the charges incurred in connection with the facilities relocations, management and organizational changes, fiscal year change and proposed business combination is as follows (in thousands):

	Three Months Ended		Six Months Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014

Facilities Relocations
Pre-opening rent expense on new corporate headquarters and distribution facility	$796	$330	$1,615	$570
Accelerated depreciation and amortization expense	93	284	233	565
Other	198	—	246	10
Total facilities relocations	1,087	614	2,094	1,145

Management and Organizational Changes
Consulting fees	371	—	1,082	—
Severance and related benefits	152	—	242	—
Total management and organizational changes	523	—	1,324	—

Fiscal Year Change
Systems modifications	27	—	27	—

Proposed Business Combination
Legal and other professional fees	—	1,045	—	1,045

Total other charges	$1,637	$1,659	$3,445	$2,190

10.	INCOME TAXES

As of August 1, 2015 the Company had $1,431,000 of unrecognized tax benefits related to uncertain income tax positions, including accrued interest and penalties of $501,000. The Company records interest and penalties related to unrecognized tax benefits in its income tax provision. If recognized, the portion of the liabilities for unrecognized tax benefits that would impact the Company’s effective tax rate was $1,006,000, net of federal benefit.

During the 12 months subsequent to August 1, 2015 it is reasonably possible that the gross unrecognized tax benefits could potentially decrease by $317,000 (of which $227,000 would affect the effective tax rate, net of federal benefit) for uncertain tax positions, including the continued effect of interest on unrecognized tax benefits and limitations on certain potential tax credits, offset by the effect of expiring statutes of limitations and settlements.

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

During the six months ended August 1, 2015 and August 2, 2014 certain stock option exercises and vesting restricted stock awards were net-share settled by the Company such that the Company withheld shares of the Company’s common stock, which had a fair market value equivalent to the minimum statutory obligation for the applicable income and employment taxes for the awards, and the Company remitted the cash value to the appropriate taxing authorities. The total shares withheld, which were 3,699 and 4,759 shares, respectively, during the six months ended August 1, 2015 and August 2, 2014, are reflected as repurchase of common stock in the accompanying financial statements, and were based on the value of the Company’s common stock on the exercise or vesting date. The remaining shares, net of those withheld, were delivered to the award holders. Total payments for tax obligations to the tax authorities were $57,000 and $131,000 for the six months ended August 1, 2015 and August 2, 2014, respectively.

12.	RECENT ACCOUNTING PRONOUNCEMENTS

In July 2015 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. ASU No. 2015-11 requires entities to measure inventory at the lower of cost and net realizable value. ASU No. 2015-11 is effective for financial statements issued for annual reporting periods beginning after December 15, 2016 and interim periods within those years. Earlier application is permitted. Application of the new requirements of ASU No. 2015-11 is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In April 2015 the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU No. 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The existing recognition and measurement guidance for debt issuance costs is not affected by ASU 2015-03. ASU No. 2015-03 is effective for financial statements issued for annual reporting periods beginning after December 15, 2015 and interim periods within those years. Earlier application is permitted for financial statements that have not been previously issued. The new guidance must be applied on a retrospective basis to all periods presented. Because this guidance impacts presentation only, the adoption of the new requirements of ASU 2015-03 will not have any impact on the Company’s consolidated financial position or results of operations.

In May 2014 the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU No. 2014-09 requires an entity to recognize revenue for the amount of consideration to which it expects to be entitled for the transfer of promised

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

goods or services to customers. Additionally, ASU No. 2014-09 requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. The standard will replace most existing revenue recognition guidance in generally accepted accounting principles in the United States (“GAAP”) when it becomes effective. ASU No. 2014-09 is effective for financial statements issued for annual reporting periods beginning after December 15, 2016 and interim periods within those years. In August 2015 the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date which deferred the effective date of ASU No. 2014-09 by one year, making the guidance effective for fiscal years beginning after December 15, 2017. Early adoption will be permitted, but not earlier than the original effective date for annual and interim periods. The impact from adoption of the new requirements of ASU No. 2014-09 on the Company’s consolidated financial position or results of operations has not yet been determined.

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

Geographic Information. Geographic revenue information is allocated based on the country in which the products or services are sold, and in the case of international franchise revenues, on the location of the customer. Information concerning the Company’s operations by geographic area was as follows (in thousands):

	Three Months Ended		Six Months Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014

Net Sales to Unaffiliated Customers
United States	$112,044	$113,674	$244,966	$250,085
Foreign	7,262	7,162	15,952	14,227

	August 1, 2015	January 31, 2015

Long-Lived Assets
United States	$91,417	$88,120
Foreign	3,383	3,143

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Major Customers. For the periods presented, the Company did not have any one customer who represented more than 10% of its net sales.

15.	INTEREST EXPENSE, NET

Interest expense, net was comprised of the following (in thousands):

	Three Months Ended		Six Months Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014

Interest expense	$350	$101	$780	$205
Interest income	(6)	(3)	(7)	(6)
Interest expense, net	$344	$98	$773	$199

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are the leading designer and retailer of maternity apparel in the United States with 1,865 retail locations, including 552 stores in the United States, Canada and Puerto Rico, and 1,313 leased departments located within department stores and baby specialty stores throughout the United States, in Puerto Rico and, most recently, in England. In July 2015 we opened an A Pea in the Pod branded leased department in Harrods department store in London, England (our first brick and mortar leased department outside of North America). We also sell merchandise on the Internet, primarily through our motherhood.com, apeainthepod.com and destinationmaternity.com websites. We have store franchise and product supply relationships in the Middle East, South Korea, Mexico and Israel. As of August 1, 2015 we have 148 international franchised locations, including 26 stand-alone stores operated under one of our retail nameplates and 122 shop-in-shop locations. We are also the exclusive provider of maternity apparel to Kohl’s®, which operates approximately 1,164 stores throughout the United States and offers maternity apparel in a significant number of its stores.

In assessing the performance of our business, we consider a variety of operational and financial measures. The key measures for determining how our business is performing are net income determined in accordance with GAAP (“net income”) and the corresponding net income, or earnings per share (diluted), net income before certain charges or credits, when applicable, such as other charges, loss on extinguishment of debt, and certain infrequent income tax adjustments (“adjusted net income”) and the corresponding earnings per share (diluted), Adjusted EBITDA (defined below), Adjusted EBITDA before other charges, net sales, and comparable sales. Adjusted EBITDA represents operating income before deduction for the following non-cash charges: 1) depreciation and amortization expense, 2) loss on impairment of tangible and intangible assets, 3) loss (gain) on disposal of assets, and 4) stock-based compensation expense.

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

Following is a summary of our results for the second quarter and first six months of fiscal 2015 with regard to each of the key measures noted above:

Second Quarter Fiscal 2015 Financial Results

●

Net loss for the second quarter of fiscal 2015 was $2.7 million, or $0.20 per share (diluted), compared to net income of $0.3 million, or $0.02 per share (diluted), for the comparable three month period ended August 2, 2014.

●

Net loss for the second quarter of fiscal 2015 includes other charges of 1) $0.7 million, net of tax, or $0.05 per share (diluted), related to the relocations of our headquarters and distribution facilities and 2) $0.3 million, net of tax, or $0.02 per share (diluted), related to management and organizational changes. Net income for the three months ended August 2, 2014 includes other charges of 1) $0.4 million, net of tax, or $0.03 per share (diluted), related to the relocations of our headquarters and distribution facilities and 2) approximately $0.7 million, net of tax, or $0.05 per share (diluted) related to a proposed business combination that was withdrawn, offset by $1.7 million, net of tax, or $0.12 per share (diluted) for reductions of state income tax expense related to settlements of uncertain income tax positions.

●

Adjusted net loss for the second quarter of fiscal 2015 was $1.7 million, or $0.12 per share (diluted), compared to the comparably adjusted net loss for the three months ended August 2, 2014 of $0.3 million, or $0.02 per share (diluted).

●	Adjusted EBITDA was $0.9 million for the second quarter of fiscal 2015, a decrease compared to $2.9 million of Adjusted EBITDA for the three months ended August 2, 2014.
●

Adjusted EBITDA before other charges was $2.5 million for the second quarter of fiscal 2015, a decrease compared to $4.2 million of Adjusted EBITDA before other charges for the three months ended August 2, 2014.

●	Net sales for the second quarter of fiscal 2015 decreased 1.3% to $119.3 million from $120.8 million for the three months ended August 2, 2014.
●	Comparable sales for the second quarter of fiscal 2015 increased 2.0% compared to a comparable sales decrease of 5.9% for the three months ended August 2, 2014.

First Six Months of Fiscal 2015 Financial Results

●

Net loss for the first six months of fiscal 2015 was $0.1 million, or $0.01 per share (diluted), compared to net income of $8.0 million, or $0.59 per share (diluted), for the comparable six month period ended August 2, 2014.

●

Net loss for the first six months of fiscal 2015 includes other charges of 1) $1.3 million, net of tax, or $0.10 per share (diluted), related to the relocations of our headquarters and distribution facilities and 2) $0.8 million, net of tax, or $0.06 per share (diluted), related to management and organizational changes. Net income for the six months ended August 2, 2014 includes other charges of 1) $0.7 million, net of tax, or $0.05 per share (diluted), related to the relocations of our headquarters and distribution facilities and 2) approximately $0.7 million, net of tax, or $0.05 per share (diluted), related to the proposed business combination, offset by $1.7 million, net of tax, or $0.12 per share (diluted), for reductions of state income tax expense related to settlements of uncertain income tax positions.

●

Adjusted net income for the first six months of fiscal 2015 was $2.0 million, or $0.15 per share (diluted), compared to the comparably adjusted net income for the six months ended August 2, 2014 of $7.7 million, or $0.57 per share (diluted).

●	Adjusted EBITDA was $11.3 million for the first six months of fiscal 2015, a decrease compared to $20.7 million of Adjusted EBITDA for the six months ended August 2, 2014.
●

Adjusted EBITDA before other charges was $14.5 million for the first six months of fiscal 2015, a decrease compared to $22.3 million of Adjusted EBITDA before other charges for the six months ended August 2, 2014.

●	Net sales for the first six months of fiscal 2015 decreased 1.3% to $261.0 million from $264.3 million for the six months ended August 2, 2014.
●	Comparable sales for the first six months of fiscal 2015 increased 0.2% compared to a comparable sales decrease of 4.8% for the six months ended August 2, 2014.

Results of Operations

The following table sets forth certain operating data as a percentage of net sales and as a percentage change for the three and six months ended August 1, 2015 and August 2, 2014:

	% of Net Sales (1)				% Change Period to Period Favorable (Unfavorable)
	Three Months Ended		Six Months Ended		Three Months Ended August 1, 2015 vs.	Six Months Ended August 1, 2015 vs
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014	August 2, 2014	August 2, 2014

Net sales	100.0%	100.0%	100.0%	100.0%	(1.3)%	(1.3)%
Cost of goods sold (2)	53.6	50.2	51.4	47.7	(5.6)	(6.5)
Gross profit	46.4	49.8	48.6	52.3	(8.2)	(8.3)
Selling, general and administrative expenses (3)	51.7	49.8	48.2	47.2	(2.4)	(0.8)
Store closing, asset impairment and asset disposal (income) expenses	(3.3)	0.3	(1.1)	0.3	N.M.	491.9
Other charges	1.4	1.4	1.3	0.8	1.3	(57.3)
Operating income (loss)	(3.4)	(1.7)	0.2	4.0	(94.2)	(95.0)
Interest expense, net	0.3	0.1	0.3	0.1	(251.0)	(288.4)
Income (loss) before income taxes	(3.7)	(1.8)	(0.1)	3.9	(101.3)	(102.3)
Income tax (benefit) provision	(1.4)	(2.1)	(0.0)	0.9	(32.5)	104.0
Net income (loss)	(2.2)%	0.3%	(0.1)%	3.0%	(935.5)%	(101.8)%

N.M.—Not meaningful

(1)	Components may not add to total due to rounding.
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

	Three Months Ended
	August 1, 2015			August 2, 2014
Retail Locations (1)	Stores	Leased Departments	Total Retail Locations	Stores	Leased Departments	Total Retail Locations

Beginning of period	557	1,311	1,868	577	1,326	1,903
Opened	3	7	10	7	4	11
Closed	(8)	(5)	(13)	(12)	(4)	(16)
End of period	552	1,313	1,865	572	1,326	1,898

	Six Months Ended
	August 1, 2015			August 2, 2014
Retail Locations (1)	Stores	Leased Departments	Total Retail Locations	Stores	Leased Departments	Total Retail Locations

Beginning of period	564	1,311	1,875	586	1,321	1,907
Opened	11	12	23	14	17	31
Closed	(23)	(10)	(33)	(28)	(12)	(40)
End of period	552	1,313	1,865	572	1,326	1,898

(1)	Excludes (i) locations where Kohl’s sells our products under an exclusive product and license agreement, and (ii) international franchised locations.

	Three Months Ended
	August 1, 2015			August 2, 2014
International Franchised Locations (1)	Stores	Shop-in- Shop Locations	Total International Franchised Locations	Stores	Shop-in- Shop Locations	Total International Franchised Locations

Beginning of period	24	104	128	18	58	76
Opened	3	20	23	1	1	2
Closed	(1)	(2)	(3)	(1)	—	(1)
End of period	26	122	148	18	59	77

	Six Months Ended
	August 1, 2015			August 2, 2014
International Franchised Locations (1)	Stores	Shop-in- Shop Locations	Total International Franchised Locations	Stores	Shop-in- Shop Locations	Total International Franchised Locations

Beginning of period	23	62	85	20	127	147
Opened	4	62	66	1	49	50
Closed	(1)	(2)	(3)	(3)	(117)	(120)
End of period	26	122	148	18	59	77

(1)

During April 2014 we commenced our expansion in Mexico. As of August 1, 2015 our merchandise is offered in 89 shop-in-shops and four franchise stores in Mexico. During June 2015 we commenced our expansion into Israel. As of August 1, 2015, our merchandise is offered in 13 shop-in-shops and two franchise stores in Israel. During March 2014 one franchise store and 116 shop-in-shop locations operated by our former India franchisee were closed.

Three Months Ended August 1, 2015 and August 2, 2014

Net Sales.    Our net sales for the second quarter of fiscal 2015 decreased by 1.3%, or $1.5 million, to $119.3 million from $120.8 million for the three months ended August 2, 2014. Comparable sales for the second quarter of fiscal 2015 increased 2.0% compared to a comparable sales decrease of 5.9% for the three months ended August 2, 2014. The decrease in total reported sales for the second quarter of fiscal 2015 compared to the three months ended August 2, 2014 resulted primarily from 1) decreased sales related to the Company’s continued efforts to close underperforming stores (see our discussion in Item 1 of our Annual Report on Form 10-K for the year ended September 30, 2014 regarding closing underperforming stores) and 2) decreased sales from our licensed relationship, partially offset by the increase in comparable sales. The comparable sales increase primarily reflects increased transactions, resulting in higher unit sales.

Gross Profit.    Our gross profit for the first quarter of fiscal 2015 decreased by 8.2%, or $4.9 million, to $55.3 million from $60.2 million for the three months ended August 2, 2014, and our gross profit as a percentage of net sales (gross margin) for the second quarter of fiscal 2015 was 46.4% compared to 49.8% for the three months ended August 2, 2014. The decrease in gross profit for the second quarter of fiscal 2015 compared to the three months ended August 2, 2014 was primarily due to our lower gross margin, reflecting higher year-over-year price promotional and markdown activity to spur sales and more aggressively manage inventory, including our continued efforts to dispose of out-of-season and excess current season merchandise. Inventory purchases for our Spring and Summer season were made under our previous allocation methodology and are projected to have excess units relative to the current sales plan. This will continue to pressure margins in the third and fourth quarters, as we transition seasons and ensure timely exit of seasonal product to achieve healthy inventory levels.

Selling, General and Administrative Expenses.    Our selling, general and administrative expenses for the second quarter of fiscal 2015 increased by 2.4%, or $1.4 million, to $61.6 million from $60.2 million for the three months ended August 2, 2014. As a percentage of net sales, selling, general and administrative expenses increased to 51.7% for the second quarter of fiscal 2015 from 49.8% for the three months ended August 2, 2014. This increase in expense for the quarter reflects higher expenses for headquarters rent, self-insured employee healthcare benefits and variable incentive compensation (based on pro-rata financial projections), substantially offset by cost reductions resulting from the Company’s continued closure of underperforming stores, and lower marketing and advertising expense. The increase in expense percentage for the three month period reflects the unfavorable leverage from our decreased sales due to the relatively fixed nature of much of our expenses.

Store Closing, Asset Impairment and Asset Disposal (Income) Expenses.     For the second quarter of fiscal 2015 we had $4.0 million of income from store closings, asset impairments and asset disposals compared to $0.4 million of expense for the three months ended August 2, 2014. During the three months ended August 1, 2015 we received $4.1 million from the landlord as incentive for an early termination of a superstore lease.

Other Charges.    In the second quarter of fiscal 2015 we incurred other charges of $1.6 million related to the relocations of our headquarters and distribution facilities, and management and organizational changes. Other charges related to our relocations of our corporate headquarters and distribution operations from Philadelphia, Pennsylvania to southern New Jersey were $1.1 million, primarily for pre-opening rent expense for the new distribution center, and to a lesser extent, accelerated depreciation. Other charges related to management and organizational changes were $0.5 million, primarily for consulting fees, and to a lesser extent, severance and other benefits in connection with the replacement of certain key management personnel and some reductions in headcount. In the three months ended August 2, 2014 we incurred other charges of $1.7 million related to the relocations of our headquarters and distribution operations and a proposed business combination. Other charges related to our relocations were $0.6 million, for pre-opening rent expense for the new distribution center and accelerated depreciation. Other charges related to the proposed business combination, which was announced and subsequently withdrawn in July 2014, were approximately $1.1 million, reflecting legal and other professional fees.

Operating Income (Loss).     We had an operating loss of $4.0 million for the second quarter of fiscal 2015 compared to an operating loss of $2.1 million for the three months ended August 2, 2014. The $1.9 million increase in operating loss was primarily due to our lower gross margin and the resultant gross profit ($4.9 million) and increased selling, general and administrative expenses ($1.4 million), substantially offset by the increased income from store closings, asset impairments and asset disposals ($4.4 million).

Interest Expense, Net.    Our net interest expense for the second quarter of fiscal 2015 increased to $0.3 million from $0.1 million for the three months ended August 2, 2014. This increase was due to borrowings under our Credit Facility during the first six months of fiscal 2015 and the $15.0 million of equipment financing received during the four month transition period ended January 31, 2015.

Income Tax (Benefit) Provision.    For the three months ended August 1, 2015 our effective tax benefit rate was 38.5%. Our effective tax benefit rate for the three months ended August 1, 2015 was higher than the statutory federal tax rate of 35% primarily due to state income tax benefits, net of federal expense. For the three months ended August 2, 2014 our effective tax benefit rate was 114.8%. Our effective tax benefit rate for the three months ended August 2, 2014 was significantly higher than the statutory federal tax rate of 35% primarily due to reductions of state income tax expense, net of federal expense, of $1.7 million, which were related to settlements of uncertain income tax positions.

Net Income (Loss).    Net loss for the second quarter of fiscal 2015 was $2.7 million, or $0.20 per share (diluted), compared to net income of $0.3 million, or $0.02 per share (diluted), for the three months ended August 2, 2014. Net loss for the second quarter of fiscal 2015 includes other charges of $0.7 million, net of tax, related to the relocations of our headquarters and distribution facilities and $0.3 million, net of tax, related to management and organizational changes, and the fiscal year change. Net income for the three months ended August 2, 2014 includes other charges of $0.4 million, net of tax, related to the relocations of our headquarters and distribution facilities and approximately $0.7 million, net of tax, related to a proposed business combination, offset by $1.7 million for reductions of state income tax expense, net of federal expense, related to settlements of uncertain income tax positions. Before these charges or credits, our net loss for the second quarter of fiscal 2015 was $1.7 million, or $0.12 per share (diluted), compared to a net loss of $0.3 million, or $0.02 per share (diluted), for the three months ended August 2, 2014.

Our average diluted shares outstanding of 13,585,000 for the second quarter of fiscal 2015 were slightly higher than the 13,578,000 average diluted shares outstanding for the three months ended August 2, 2014. We had higher shares outstanding in the second quarter of fiscal 2015 compared to the three months ended August 1, 2014, as a result of stock option exercises and restricted stock awards. Our higher outstanding shares were substantially offset by the elimination of the dilutive impact of outstanding stock options and restricted stock in the second quarter of fiscal 2015 due to the net loss, compared to the dilutive impact of outstanding stock options and restricted stock awards in the three months ended August 1, 2014, when we generated net income.

Following is a reconciliation of net income (loss) and net income (loss) per share (diluted) (“Diluted EPS”) to adjusted net income (loss) and adjusted Diluted EPS for the three months ended August 1, 2015 and August 2, 2014 (in thousands, except per share amounts):

	Three Months Ended
	August 1, 2015			August 2, 2014
	Net Income (Loss)	Diluted Shares	Diluted EPS	Net Income (Loss)	Diluted Shares	Diluted EPS

As reported	$(2,682)	13,585	$(0.20)	$321	13,578	$0.02
Other charges for relocations, net of tax (1)	665	—		383	—
Other charges for management and organizational changes, net of tax (2)	317	—		—	—
Other charges for fiscal year change, net of tax (3)	17	—		—	—
Other charges for proposed business combination, net of tax (4)	—	—		647	—
Reductions of state income tax expense, net of federal expense, related to settlements of uncertain income tax positions	—	—		(1,654)	—
As adjusted	$(1,683)	13,585	$(0.12)	$(303)	13,578	$(0.02)

(1)

For the three months ended August 1, 2015 and August 2, 2014 other charges for relocations are net of income tax benefit of $422 and $231, which represents the difference in income tax (benefit) provision calculated with and without the specified pretax expense.

(2)

Other charges for management and organizational changes are net of income tax benefit of $206, which represents the difference in income tax (benefit) provision calculated with and without the specified pretax expense.

(3)	Other charges for fiscal year change are net of income tax benefit of $10, which represents the difference in income tax (benefit) provision calculated with and without the specified pretax expense.
(4)

Other charges for proposed business combination are net of income tax benefit of $398, which represents the difference in income tax (benefit) provision calculated with and without the specified pretax expense.

Following is a reconciliation of net income (loss) to Adjusted EBITDA and Adjusted EBITDA before other charges for the three months ended August 1, 2015 and August 2, 2014 (in thousands):

	Three Months Ended
	August 1, 2015	August 2, 2014

Net income (loss)	$(2,682)	$321
Add: income tax (benefit) provision	(1,680)	(2,488)
Add: interest expense, net	344	98
Operating loss	(4,018)	(2,069)
Add: depreciation and amortization expense	4,129	3,804
Add: loss on impairment of long-lived assets	262	304
Add: (gain) loss on disposal of assets	(140)	50
Add: stock-based compensation expense	705	782
Adjusted EBITDA	938	2,871
Add: other charges for relocations (1)	994	330
Add: other charges for management and organizational changes	523	—
Add: other charges for fiscal year change	27	—
Add: other charges for proposed business combination	—	1,045
Adjusted EBITDA before other charges	$2,482	$4,246

(1)	Excludes accelerated depreciation expense of $93 and $284 included in depreciation and amortization expense above.

Six Months Ended August 1, 2015 and August 2, 2014

Net Sales.    Our net sales for the first six months of fiscal 2015 decreased by 1.3%, or $3.4 million, to $260.9 million from $264.3 million for the six months ended August 2, 2014. Comparable sales for the first six months of fiscal 2015 increased 0.2% compared to a comparable sales decrease of 4.8% for the six months ended August 2, 2014. The slight decrease in total reported sales for the first six months of fiscal 2015 compared to the six months ended August 2, 2014 resulted primarily from decreased sales related to the Company’s continued efforts to close underperforming stores, substantially offset by the increase in comparable sales. The comparable sales increase primarily reflects increased transactions resulting in higher unit sales.

Gross Profit.    Our gross profit for the first six months of fiscal 2015 decreased by 8.3%, or $11.5 million, to $126.7 million from $138.2 million for the six months ended August 2, 2014, and our gross margin for the first six months of fiscal 2015 was 48.6% compared to 52.3% for the six months ended August 2, 2014. The decrease in gross profit for the first six months of fiscal 2015 compared to the six months ended August 2, 2014 was primarily due to our lower gross margin, reflecting higher year-over-year price promotional and markdown activity to spur sales and more aggressively manage inventory, including our continued efforts to dispose of out-of-season and excess current season merchandise.

Selling, General and Administrative Expenses.    Our selling, general and administrative expenses for the first six months of fiscal 2015 increased by 0.8%, or approximately $1.0 million, to $125.7 million from $124.7 million for the six months ended August 2, 2014. As a percentage of net sales, selling, general and administrative expenses increased to 48.2% for the first six months of fiscal 2015 from 47.2% for the six months ended August 2, 2014. This increase in expense for the six month period reflects higher expenses for headquarters rent, self-insured employee healthcare benefits and variable incentive compensation (based on pro-rata financial projections), substantially offset by cost reductions resulting from the Company’s continued closure of underperforming stores, lower marketing and advertising expense, and a non-recurring reduction of $1.2 million from settlement of certain unclaimed property matters during the first quarter of fiscal 2015. The increase in expense percentage for the six month period reflects the unfavorable leverage from our decreased sales due to the relatively fixed nature of much of our expenses.

Store Closing, Asset Impairment and Asset Disposal (Income) Expenses.     For the first six months of fiscal 2015 we had $2.9 million of income from store closings, asset impairments and asset disposals compared to $0.8 million of expense for the six months ended August 2, 2014. During the six months ended August 1, 2015 we received $4.1 million as incentive for early termination of the lease for our superstore located on Madison Avenue in New York City.

Other Charges.    In the first six months of fiscal 2015 we incurred other charges of $3.4 million related to the relocations of our headquarters and distribution facilities, and management and organizational changes. Other charges related to our relocations of our corporate headquarters and distribution operations from Philadelphia, Pennsylvania to southern New Jersey were $2.1 million, primarily for pre-opening rent expense for the new distribution center, and to a lesser extent, accelerated depreciation. Other charges related to management and organizational changes were $1.3 million, primarily for consulting fees, and to a lesser extent, severance and other benefits in connection with the replacement of certain key management personnel and some reductions in headcount. In the six months ended August 2, 2014 we incurred other charges of $2.2 million related to the relocations of our headquarters and distribution operations and a proposed business combination. Other charges related to our relocations were $1.1 million, primarily for pre-opening rent expense for the new distribution center and accelerated depreciation. Other charges related to the proposed business combination were approximately $1.1 million, reflecting legal and other professional fees.

Operating Income (Loss).     We had operating income of $0.5 million for the first six months of fiscal 2015 compared to operating income of $10.6 million for the six months ended August 2, 2014. The approximately $10.1 million decrease in operating income was primarily due to our lower gross margin and the resultant gross profit ($11.5 million), increased other charges ($1.3 million), and increased selling, general and administrative expenses (approximately $1.0 million), partially offset by the increased income from store closings, asset impairments and asset disposals ($3.7 million).

Interest Expense, Net.    Our net interest expense for the first six months of fiscal 2015 increased to $0.8 million from $0.2 million for the six months ended August 2, 2014. This increase was due to borrowings under our Credit Facility during the first six months of fiscal 2015 and the $15.0 million of equipment financing received during the four month transition period ended January 31, 2015.

Income Tax (Benefit) Provision.    For the six months ended August 1, 2015 our effective tax benefit rate was 38.8%. Our effective tax benefit rate for the six months ended August 1, 2015 was higher than the statutory federal tax rate of 35% primarily due to state income tax benefits, net of federal expense. For the six months ended August 2, 2014 our effective tax rate was 22.6%. Our effective tax rate for the six months ended August 2, 2014 was lower than the statutory federal tax rate of 35% primarily due to reductions of state income tax expense, net of federal expense, of $1.7 million, which were related to settlements of uncertain income tax positions.

Net Income (Loss).    Net loss for the first six months of fiscal 2015 was $0.1 million, or $0.01 per share (diluted), compared to net income of $8.0 million, or $0.59 per share (diluted), for the six months ended August 2, 2014. Net loss for the first six months of fiscal 2015 includes other charges of 1) $1.3 million, net of tax, related to the relocations of our headquarters and distribution facilities and 2) $0.8 million, net of tax, related to management and organizational changes, and the fiscal year change. Net income for the six months ended August 2, 2014 includes other charges of $0.7 million, net of tax, related to the relocations of our headquarters and distribution facilities and approximately $0.7 million, net of tax, related to the proposed business combination, offset by $1.7 million for reductions of state income tax expense, net of federal expense, related to settlements of uncertain income tax positions. Before these charges or credits, our net income for the first six months of fiscal 2015 was $2.0 million, or $0.15 per share (diluted), compared to net income of $7.7 million, or $0.57 per share (diluted), for the six months ended August 2, 2014.

Our average diluted shares outstanding of 13,583,000 for the first six months of fiscal 2015 were slightly higher than the 13,577,000 average diluted shares outstanding for the six months ended August 2, 2014. We had higher shares outstanding in the first six months of fiscal 2015 compared to the six months ended August 1, 2014 as a result of stock option exercises and restricted stock awards. Our higher outstanding shares were substantially offset by the elimination of the dilutive impact of outstanding stock options and restricted stock in the first six months of fiscal 2015 due to the net loss, compared to the dilutive impact of outstanding stock options and restricted stock awards in the six months ended August 1, 2014, when we generated net income.

Following is a reconciliation of net income (loss) and Diluted EPS to adjusted net income and adjusted Diluted EPS for the six months ended August 1, 2015 and August 2, 2014 (in thousands, except per share amounts):

	Six Months Ended
	August 1, 2015			August 2, 2014
	Net Income (Loss)	Diluted Shares	Diluted EPS	Net Income	Diluted Shares	Diluted EPS

As reported	$(147)	13,583	$(0.01)	$8,031	13,577	$0.59
Other charges for relocations, net of tax (1)	1,292	—		714	—
Other charges for management and organizational changes, net of tax (2)	817	—		—	—
Other charges for fiscal year change, net of tax (3)	17	—		—	—
Other charges for proposed business combination, net of tax (4)	—	—		647	—
Reductions of state income tax expense, net of federal expense, related to settlements of uncertain income tax positions	—	—		(1,654)	—
Dilutive impact of outstanding stock options and restricted stock eliminated due to net loss	—	33		—	—
As adjusted	$1,979	13,616	$0.15	$7,738	13,577	$0.57

(1)

For the six months ended August 1, 2015 and August 2, 2014 other charges for relocations are net of income tax benefit of $802 and $431, which represents the difference in income tax (benefit) provision calculated with and without the specified pretax expense.

(2)

Other charges for management and organizational changes are net of income tax benefit of $507, which represents the difference in income tax (benefit) provision calculated with and without the specified pretax expense.

(3)	Other charges for fiscal year change are net of income tax benefit of $10, which represents the difference in income tax (benefit) provision calculated with and without the specified pretax expense.
(4)

Other charges for proposed business combination are net of income tax benefit of $398, which represents the difference in income tax (benefit) provision calculated with and without the specified pretax expense.

Following is a reconciliation of net income to Adjusted EBITDA and Adjusted EBITDA before other charges for the six months ended August 1, 2015 and August 2, 2014 (in thousands):

	Six Months Ended
	August 1, 2015	August 2, 2014

Net income (loss)	$(147)	$8,031
Add: income tax (benefit) provision	(93)	2,339
Add: interest expense, net	773	199
Operating income	533	10,569
Add: depreciation and amortization expense	8,139	7,674
Add: loss on impairment of long-lived assets	1,054	619
Add: loss (gain) on disposal of assets	14	(31)
Add: stock-based compensation expense	1,552	1,847
Adjusted EBITDA	11,292	20,678
Add: other charges for relocations (1)	1,861	580
Add: other charges for management and organizational changes	1,324	—
Add: other charges for fiscal year change	27	—
Add: other charges for proposed business combination	—	1,045
Adjusted EBITDA before other charges	$14,504	$22,303

(1)	Excludes accelerated depreciation expense of $233 and $565 included in depreciation and amortization expense above.

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

Cash and cash equivalents increased by $1.1 million during the first six months of fiscal 2015 compared to a decrease of $9.3 million for the six months ended August 2, 2014.

Cash provided by operations was $7.3 million for the first six months of fiscal 2015, a decrease of $12.7 million from the $20.0 million in cash provided by operations for the six months ended August 2, 2014. This decrease in cash provided by operations versus the prior year was primarily the result of net working capital and other asset/liability changes that used $3.4 million of cash in the first six months of fiscal 2015 compared to $2.3 million cash provided in the six months ended August 2, 2014, and the $8.2 million decrease in net income in the first six months of fiscal 2015 compared to the six months ended August 2, 2014. The $5.7 million year-over-year increase in use of cash from net working capital and other asset/liability changes was primarily the result of 1) a decrease in accounts payable and accrued expenses in the first six months of fiscal 2015 compared to an increase in the six months ended August 2, 2014, reflecting timing of vendor and payroll related payments ($8.8 million), 2) a lower year-over-year decrease in inventory balances ($3.4 million), and 3) higher year-over-year increases in deferred rent and other non-current liabilities balances ($2.8 million), offset by 1) a decrease in prepaid expenses and other current assets in the first six months of fiscal 2015 compared to an increase in the six months ended August 2, 2014 ($6.9 million), primarily reflecting timing of tenant construction allowances from landlords, including $4.0 million for our new headquarters facility, and 2) higher year-over-year decreases in trade receivable balances ($2.1 million). Our working capital changes, quarterly net income (loss) and cash flow adjustments may fluctuate significantly and net cash provided by operating activities for any interim period is not necessarily indicative of the results that may be achieved for a full fiscal year.

During the first six months of fiscal 2015 we used $21.0 million from borrowings on our Credit Facility and cash provided by operations to pay for capital expenditures, to pay our quarterly cash dividend, to make monthly payments on our capital equipment loan and to increase available cash. For the first six months of fiscal 2015 we spent $18.9 million on capital expenditures, including $9.6 million for leasehold improvements, fixtures and equipment for new store facilities, as well as improvements to existing stores, $8.3 million related to the relocations of our corporate headquarters and distribution operations (see below), and $1.0 million for our information systems. In the first six months of fiscal 2015 we paid $5.5 million for our quarterly cash dividend. We expect to use borrowings under our Credit Facility to fund a portion of our capital requirements from time to time during the remainder of fiscal 2015.

During the six months ended August 2, 2014 we used cash provided by operations and a portion of our available cash to pay for capital expenditures and to pay our quarterly cash dividend. For the six months ended August 2, 2014, we spent $22.9 million on capital expenditures, including $13.2 million for leasehold improvements, fixtures and equipment for new store facilities, as well as improvements to existing stores, $8.4 million related to the relocations of our corporate headquarters and distribution operations (see below), and $1.3 million for our information systems and distribution and corporate facilities. In the six months ended August 2, 2014, we paid $5.5 million for our quarterly cash dividend.

On November 1, 2012, we entered into a five-year $61.0 million senior secured revolving Credit Facility, which replaced our $55.0 million Prior Credit Facility. The Credit Facility consists of two tranches: (1) a senior secured revolving credit and letter of credit facility of up to $55.0 million (“Tranche A”) and (2) a senior secured first-in, last-out revolving credit facility of up to $6.0 million (“Tranche A-1”). Upon our request and with the consent of the lender, permitted borrowings under Tranche A could be increased up to an additional $15.0 million, in increments of $2.5 million, up to a Tranche A maximum limit of $70.0 million. In accordance with the terms of the Credit Facility, effective June 3, 2015 our permitted borrowings under Tranche A of the Credit Facility were increased by $15.0 million at our request, to provide us with additional financial flexibility. Effective August 25, 2015 the Credit Facility was amended to reflect the increase to Tranche A permitted borrowings and to extend the maturity date to August 25, 2020 from November 1, 2017. Proceeds from advances under the Credit Facility, with certain restrictions, may be used to repay our existing debt, and to provide financing for working capital, letters of credit, capital expenditures, dividends, share repurchases and other general corporate purposes. Under the Credit Facility, we are required to maintain minimum Excess Availability (as defined in the related Credit Facility agreement) equal to 10% of the Borrowing Base (as defined in the related Credit Facility agreement). The

Credit Facility is secured by a security interest in our trade receivables, inventory, equipment, real estate interests, letter of credit rights, cash, intangibles and certain other assets.

As of August 1, 2015 we had $21.0 million of borrowings under the Credit Facility ($15.0 million from Tranche A and $6.0 million from Tranche A-1) and $6.3 million in letters of credit, with $33.8 million of availability under our Credit Facility based on our Borrowing Base formula. As of August 2, 2014 we had no outstanding borrowings and $7.2 million in letters of credit, with $53.6 million of availability under our Credit Facility based on our Borrowing Base formula. For the first six months of fiscal 2015 Tranche A borrowings had a weighted interest rate of 2.91% per annum, and Tranche A-1 borrowings had a weighted interest rate of 4.10% per annum. During the first six months of fiscal 2015 our average level of direct borrowings was $21.7 million, and our maximum borrowings at any time were $31.8 million. During the six months ended August 2, 2014 we did not have any direct borrowings under the Credit Facility.

During the four month transition period ended January 31, 2015 we received $15.0 million proceeds from a five-year equipment financing arrangement with our Credit Facility bank. The equipment note bears annual interest at 3.38%, with payments of $0.3 million (including interest) due monthly through December 2019. The equipment note is collateralized by substantially all of the material handling equipment currently being installed and tested at our nearly completed distribution facility in Florence, New Jersey. As of August 1, 2015 there was $13.4 million outstanding under the equipment note.

During each of the six months ended August 1, 2015 and August 2, 2014 we paid cash dividends of $5.5 million (or $0.40 per share). On August 20, 2015 we declared a quarterly cash dividend of $0.20 per share payable on October 22, 2015, which will total approximately $2.8 million. Based on our current quarterly dividend rate of $0.20 per share, we project that we will pay $11.1 million of cash dividends during fiscal 2015 and $11.2 million on an annualized basis.

Our management believes that our current cash and working capital positions, expected operating cash flows and available borrowing capacity, will be sufficient to fund our cash requirements for working capital, capital expenditures (including our relocations) and dividend payments, and to fund stock repurchases, if any, for at least the next 12 months.

Facilities Relocations

In September 2013 we announced our plans to relocate our corporate headquarters and distribution operations from Philadelphia, Pennsylvania to southern New Jersey. We completed the relocation of our corporate headquarters in January 2015 and we completed the relocation of our distribution operations in August 2015. To help us offset the costs of these relocations, the Board of the New Jersey Economic Development Authority approved us for an incentive package of $40 million in benefits, over a 10-year period, from the State of New Jersey under the Grow New Jersey Assistance Program (“Grow NJ”). The annual benefit amount available to us is expected to significantly exceed our annual income tax liability to New Jersey. In order to maximize the realizable value of our incentive package, in December 2013 we entered into an agreement with a third party to sell some or all of our annual available tax credits. Based on this agreement, we project we will realize between $36 and $37 million from the incentive package, subject to our compliance with the requirements of our incentive package under the Grow NJ program. In connection with the planned relocations, in September 2014 we sold the building that housed our principal executive offices and distribution facility in a sale and leaseback arrangement. We received $12.5 million cash proceeds and realized a gain of $4.1 million from the sale. Under the leaseback agreement we continue to occupy the premises and may use them for the wind down of our business operations through October 31, 2015. As of August 1, 2015 we had capital expenditures associated with these relocations of $38 million and project additional capital expenditures of $1 million through completion of the relocations, with nearly $4 million of this amount offset by construction allowance contributions from the landlord for our new headquarters building. We previously received $15 million of capital equipment financing through our Credit Facility bank to partially fund the material handling equipment in the new distribution facility. We project that, once we are operating in both our new headquarters and new distribution center facilities, and have been approved for our annual tax credits under Grow NJ, our ongoing annualized after-tax earnings benefit from the relocations will be approximately $0.10 per diluted share, and our ongoing annualized after-tax cash benefit from the relocations will be approximately $4 million.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. These generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our consolidated financial statements and the reported amounts of net sales and expenses during the reporting period. Our critical accounting policies are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended September 30, 2014. As of August 1, 2015 there were no material changes in, or additions to, our critical accounting policies or in the assumptions or estimates we used to prepare the financial information appearing in this report.

Recent Accounting Pronouncements

In July 2015 the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. ASU No. 2015-11 requires entities to measure inventory at the lower of cost and net realizable value. ASU No. 2015-11 is effective for financial statements issued for annual reporting periods beginning after December 15, 2016 and interim periods within those years. Earlier application is permitted. Application of the new requirements of ASU No. 2015-11 is not expected to have a material impact on our consolidated financial position or results of operations.

In April 2015, the FASB issued ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU No. 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The existing recognition and measurement guidance for debt issuance costs is not affected by ASU 2015-03. ASU No. 2015-03 is effective for financial statements issued for annual reporting periods beginning after December 15, 2015 and interim periods within those years. Earlier application is permitted for financial statements that have not been previously issued. The new guidance must be applied on a retrospective basis to all periods presented. Because this guidance impacts presentation only, the adoption of the new requirements of ASU 2015-03 will not have any impact on our consolidated financial position or results of operations.

In May 2014 the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU No. 2014-09 requires an entity to recognize revenue for the amount of consideration to which it expects to be entitled for the transfer of promised goods or services to customers. Additionally, ASU No. 2014-09 requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. The standard will replace most existing revenue recognition guidance in GAAP when it becomes effective. ASU No. 2014-09 is effective for financial statements issued for annual reporting periods beginning after December 15, 2016 and interim periods within those years. In August 2015 the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date which deferred the effective date of ASU No. 2014-09 by one year, making the guidance effective for fiscal years beginning after December 15, 2017. Early adoption will be permitted, but not earlier than the original effective date for annual and interim periods. The impact from adoption of the new requirements of ASU No. 2014-09 on our consolidated financial position or results of operations has not yet been determined.

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

As of August 1, 2015 we had cash equivalents of $4,000. Our cash equivalents consist of investments in money market funds that bear interest at variable rates. A change in market interest rates earned on our investments impacts the interest income and cash flows, but does not materially impact the fair market value of the financial instruments. Due to the low balance, average maturity and conservative nature of our investment portfolio, we believe a sudden change in interest rates would not have a material effect on the value of our investment portfolio. The impact on our future interest income resulting from changes in investment yields will depend largely on the gross amount of our investment portfolio at that time. However, based upon the conservative nature of our investment portfolio and current experience, we do not believe a decrease in investment yields would have a material negative effect on our interest income.

As of August 1, 2015 the components of our debt portfolio were the $13.4 million equipment note and the $76.0 million Credit Facility, both of which are denominated in United States dollars. The fair value of the debt portfolio is referred to as the “debt value.” The equipment note bears interest at a fixed rate of 3.38%. Although a change in market interest rates would not affect the interest incurred or cash flow related to this fixed rate portion of the debt portfolio, the debt value would be affected.

Our Credit Facility has variable interest rates that are tied to market indices. As of August 1, 2015 we had $21.0 million of direct borrowings and $6.3 million of letters of credit outstanding under our Credit Facility. As of August 1, 2015 Tranche A borrowings under the Credit Facility would have resulted in interest at a rate between 1.69% and 3.75% per annum, and Tranche A-1 borrowings under the Credit Facility would have resulted in interest at a rate between 3.19% and 5.25% per annum. Interest on any future borrowings under the Credit Facility would, to the extent of outstanding borrowings, be affected by changes in market interest rates. A change in market interest rates on the variable rate portion of our debt portfolio would impact the interest expense incurred and cash flows.

The sensitivity analysis as it relates to the fixed rate portion of our debt portfolio assumes an instantaneous 100 basis point move in interest rates from their levels as of August 1, 2015, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the value of the debt by approximately $0.3 million as of August 1, 2015. A 100 basis point decline in market interest rates would cause the debt value to increase by approximately $0.3 million as of August 1, 2015.

Other than as described above, we do not believe that the market risk exposure on other financial instruments is material.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to our management on a timely basis to allow decisions regarding required disclosure. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of August 1, 2015. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of August 1, 2015 these controls and procedures were effective.

Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the fiscal quarter ended August 1, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table provides information about purchases by us during the three month period May 3, 2015 to August 1, 2015 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2)

May 3 to May 30, 2015	—	—	—	$10,000,000
May 31 to July 4, 2015	609	$10.28	—	$10,000,000
July 5 to August 1, 2015	—	—	—	$10,000,000
Total	609	$10.28	—	$10,000,000

(1)	Represents shares reacquired directly from certain employees to satisfy income tax withholding obligations for such employees in connection with restricted stock awards that vested during the period.
(2)

Our Board of Directors has approved a program to repurchase up to $10.0 million of our outstanding common stock. Under the program, we may repurchase shares from time to time through solicited or unsolicited transactions in the open market or in negotiated or other transactions. In July 2014 our Board of Directors extended our authorized stock repurchase program from July 31, 2014 to July 31, 2016. No shares have been repurchased under this program as of August 1, 2015.

Item 6.	Exhibits

Exhibit No.	Description

*1.01	Conflict Minerals Report for the Year Ended December 31, 2014 (Exhibit 1.01 to the Company’s Specialized Disclosure Report on Form SD dated May 29, 2015)

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Executive Vice President & Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Executive Vice President & Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Destination Maternity Corporation

Date: August 27, 2015	By:	/s/ Anthony M. Romano
Anthony M. Romano
Chief Executive Officer

Date: August 27, 2015	By:	/s/ Judd P. Tirnauer
Judd P. Tirnauer
Executive Vice President & Chief Financial Officer

INDEX OF EXHIBITS FILED WITH

FORM 10-Q OF DESTINATION MATERNITY CORPORATION

FOR THE QUARTER ENDED AUGUST 1, 2015

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