Form 10-Q
period 2015-10-31
Destination Maternity Corp
filed 2015-12-03
CIK 896985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2015

or

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

Common Stock, $.01 par value — 13,858,438 shares outstanding as of November 27, 2015

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	October 31, 2015	January 31, 2015

ASSETS
Current assets:
Cash and cash equivalents	$2,066	$1,349
Trade receivables, net	11,087	9,203
Inventories	80,047	75,759
Deferred income taxes	13,830	14,281
Prepaid expenses and other current assets	10,492	12,986
Total current assets	117,522	113,578
Property, plant and equipment, net of accumulated depreciation and amortization of $82,202 and $80,735	94,028	90,135
Other assets:
Deferred financing costs, net of accumulated amortization of $581 and $445	558	543
Other intangible assets, net of accumulated amortization of $633 and $588	1,178	1,128
Deferred income taxes	15,907	13,704
Other non-current assets	1,189	972
Total other assets	18,832	16,347
Total assets	$230,382	$220,060

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit borrowings	$31,600	$—
Current portion of long-term debt	2,873	2,801
Accounts payable	23,915	26,482
Accrued expenses and other current liabilities	38,079	46,862
Total current liabilities	96,467	76,145
Long-term debt	10,035	12,199
Deferred rent and other non-current liabilities	25,497	25,714
Total liabilities	131,999	114,058
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, 1,656,381 shares authorized:
Series B junior participating preferred stock, $.01 par value; 300,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value; 20,000,000 shares authorized, 13,864,601 and 13,807,124 shares issued and outstanding	139	138
Additional paid-in capital	104,477	102,370
Retained earnings (accumulated deficit)	(6,164)	3,558
Accumulated other comprehensive loss	(69)	(64)
Total stockholders’ equity	98,383	106,002
Total liabilities and stockholders’ equity	$230,382	$220,060

The accompanying notes are an integral part of these Consolidated Financial Statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014

Net sales	$119,548	$125,105	$380,466	$389,417
Cost of goods sold	59,147	62,402	193,354	188,475
Gross profit	60,401	62,703	187,112	200,942
Selling, general and administrative expenses	60,445	63,110	186,121	187,839
Store closing, asset impairment and asset disposal expenses (income)	601	548	(2,342)	1,299
Other charges	1,052	809	4,497	2,999
Operating income (loss)	(1,697)	(1,764)	(1,164)	8,805
Interest expense, net	374	110	1,147	309
Income (loss) before income taxes	(2,071)	(1,874)	(2,311)	8,496
Income tax (benefit) provision	(797)	(722)	(890)	1,617
Net income (loss)	$(1,274)	$(1,152)	$(1,421)	$6,879
Net income (loss) per share— Basic	$(0.09)	$(0.09)	$(0.10)	$0.51
Average shares outstanding— Basic	13,591	13,504	13,585	13,486
Net income (loss) per share— Diluted	$(0.09)	$(0.09)	$(0.10)	$0.51
Average shares outstanding— Diluted	13,591	13,504	13,585	13,577

The accompanying notes are an integral part of these Consolidated Financial Statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014

Net income (loss)	$(1,274)	$(1,152)	$(1,421)	$6,879
Foreign currency translation adjustments	(1)	(3)	(5)	3
Comprehensive income (loss)	$(1,275)	$(1,155)	$(1,426)	$6,882

The accompanying notes are an integral part of these Consolidated Financial Statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total

Balance as of January 31, 2015	13,807	$138	$102,370	$3,558	$(64)	$106,002
Net loss	—	—	—	(1,421)	—	(1,421)
Foreign currency translation adjustments	—	—	—	—	(5)	(5)
Cash dividends	—	—	—	(8,301)	—	(8,301)
Stock-based compensation	51	1	2,138	—	—	2,139
Exercise of stock options, net	11	—	69	—	—	69
Tax benefit shortfall from stock option exercises and restricted stock vesting	—	—	(38)	—	—	(38)
Repurchase and retirement of common stock	(4)	—	(62)	—	—	(62)
Balance as of October 31, 2015	13,865	$139	$104,477	$(6,164)	$(69)	$98,383

Balance as of February 1, 2014	13,712	$137	$99,527	$24,574	$(66)	$124,172
Net income	—	—	—	6,879	—	6,879
Foreign currency translation adjustments	—	—	—	—	3	3
Cash dividends	—	—	—	(8,204)	—	(8,204)
Stock-based compensation	—	—	2,882	—	—	2,882
Exercise of stock options, net	15	—	65	—	—	65
Excess tax benefit from stock option exercises and restricted stock vesting	—	—	95	—	—	95
Repurchase and retirement of common stock	(24)	—	(500)	—	—	(500)
Balance as of November 1, 2014	13,703	$137	$102,069	$23,249	$(63)	$125,392

The accompanying notes are an integral part of these Consolidated Financial Statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	October 31, 2015	November 1, 2014

Operating Activities
Net income (loss)	$(1,421)	$6,879
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,721	11,525
Stock-based compensation expense	2,139	2,882
Loss on impairment of long-lived assets	1,598	1,096
Loss (gain) on disposal of assets	47	(4,086)
Deferred income tax benefit	(1,908)	(2,247)
Amortization of deferred financing costs	136	149
Changes in assets and liabilities:
Decrease (increase) in:
Trade receivables	(1,884)	(6,486)
Inventories	(4,288)	(4,214)
Prepaid expenses and other current assets	2,494	(4,605)
Other non-current assets	(217)	(61)
Increase (decrease) in:
Accounts payable, accrued expenses and other current liabilities	(6,598)	12,476
Deferred rent and other non-current liabilities	(422)	4,354
Net cash provided by operating activities	2,397	17,662
Investing Activities
Capital expenditures	(23,947)	(42,555)
Proceeds from sale of property, plant and equipment	35	12,545
Additions to intangible assets	(144)	(1,179)
Net cash used in investing activities	(24,056)	(31,189)
Financing Activities
Increase in cash overdraft	1,318	2,386
Increase in line of credit borrowings	31,600	—
Proceeds from long-term debt	—	13,478
Repayment of long-term debt	(2,092)	—
Deferred financing costs paid	(151)	—
Withholding taxes on stock-based compensation paid in connection with repurchase of common stock	(62)	(500)
Cash dividends paid	(8,301)	(8,204)
Proceeds from exercise of stock options	69	65
Excess tax benefit from exercise of stock options and restricted stock vesting	—	95
Net cash provided by financing activities	22,381	7,320
Effect of exchange rate changes on cash and cash equivalents	(5)	2
Net Increase (Decrease) in Cash and Cash Equivalents	717	(6,205)
Cash and Cash Equivalents, Beginning of Period	1,349	17,574
Cash and Cash Equivalents, End of Period	$2,066	$11,369
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$1,068	$159
Cash paid for income taxes, net of refunds	$(1,566)	$5,780

The accompanying notes are an integral part of these Consolidated Financial Statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	BASIS OF FINANCIAL STATEMENT PRESENTATION

Destination Maternity Corporation and its subsidiaries (the “Company” or “Destination Maternity”) have historically operated on a fiscal year ending September 30 of each year. On December 4, 2014 the Company announced that its Board of Directors approved a change in its fiscal year end from September 30 to the Saturday nearest January 31 of each year. The fiscal year end change aligns the Company’s reporting cycle with the National Retail Federation (“NRF”) fiscal calendar. The change is effective with the Company’s fiscal year 2015, which began February 1, 2015 and will end January 30, 2016, and resulted in a four month transition period from October 1, 2014 to January 31, 2015. The accompanying unaudited consolidated financial statements for the three and nine months ended October 31, 2015 and November 1, 2014 have been prepared in accordance with the requirements for Form 10-Q and Article 10 of Regulation S-X, and accordingly, certain information and footnote disclosures have been condensed or omitted. See the Company’s Annual Report on Form 10-K as of and for the year ended September 30, 2014 as filed with the Securities and Exchange Commission (“SEC”) for additional disclosures including a summary of the Company’s accounting policies.

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

Basic net income (loss) (or earnings) per share (“Basic EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding, excluding restricted stock awards for which the restrictions have not lapsed. Diluted net income (loss) (or earnings) per share (“Diluted EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding, after giving effect to the potential dilution, if applicable, from the assumed exercise of outstanding stock options and from the assumed lapse of restrictions on restricted stock awards. Common shares issuable in connection with the award of performance-based restricted stock units (“RSUs”) are excluded from the calculation of EPS until the RSUs’ performance conditions are achieved and the shares in respect of the RSUs become issuable (see Note 12).

The following tables summarize the Basic EPS and Diluted EPS calculations (in thousands, except per share amounts):

	Three Months Ended
	October 31, 2015			November 1, 2014
	Net Loss	Shares	EPS	Net Loss	Shares	EPS

Basic EPS	$(1,274)	13,591	$(0.09)	$(1,152)	13,504	$(0.09)
Incremental shares from the assumed exercise of outstanding stock options	—	—		—	—
Incremental shares from the assumed lapse of restrictions on restricted stock awards	—	—		—	—
Diluted EPS	$(1,274)	13,591	$(0.09)	$(1,152)	13,504	$(0.09)

	Nine Months Ended
	October 31, 2015			November 1, 2014
	Net Loss	Shares	EPS	Net Income	Shares	EPS

Basic EPS	$(1,421)	13,585	$(0.10)	$6,879	13,486	$0.51
Incremental shares from the assumed exercise of outstanding stock options	—	—		—	50
Incremental shares from the assumed lapse of restrictions on restricted stock awards	—	—		—	41
Diluted EPS	$(1,421)	13,585	$(0.10)	$6,879	13,577	$0.51

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

In addition to performance-based RSUs, for the nine months ended November 1, 2014 stock options and unvested restricted stock totaling 268,233 shares were excluded from the calculation of Diluted EPS as their effect would have been antidilutive. Options and unvested restricted stock totaling 1,114,428 and 649,092 shares of the Company's common stock were outstanding as of October 31, 2015 and November 1, 2014, respectively, but were not included in the computation of Diluted EPS for the three and nine months ended October 31, 2015 and the three months ended November 1, 2014 due to the Company's net loss. Had the Company reported a profit for the three and nine months ended October 31, 2015 and the three months ended November 1, 2014 the weighted average number of dilutive shares outstanding for computation of Diluted EPS would have been approximately 13,636,000, 13,622,000 and 13,578,000 shares, respectively.

During the nine months ended October 31, 2015 and November 1, 2014 the Company paid cash dividends totaling $8,301,000 (or $0.60 per share) and $8,204,000 (or $0.60 per share), respectively. On December 1, 2015 the Company declared a quarterly cash dividend of $0.20 per share payable on January 21, 2016, which is projected to total approximately $2,770,000.

3.	TRADE RECEIVABLES

Trade receivables are recorded based on revenue recognized for sales of the Company’s merchandise and for other revenue earned by the Company through its marketing partnership programs and international franchise agreements, and are non-interest bearing. The Company evaluates the collectability of trade receivables based on a combination of factors, including aging of trade receivables, write-off experience, analysis of historical trends and expectations of future performance. An allowance for doubtful accounts is recorded for the amount of trade receivables that are considered unlikely to be collected. When the Company’s collection efforts are unsuccessful, uncollectible trade receivables are charged against the allowance for doubtful accounts. As of October 31, 2015 and January 31, 2015 the Company’s trade receivables were net of allowance for doubtful accounts of $136,000 and $132,000, respectively.

4.	INVENTORIES

Inventories were comprised of the following (in thousands):

	October 31, 2015	January 31, 2015

Finished goods	$77,647	$69,455
Work-in-progress	1,081	2,414
Raw materials	1,319	3,890
	$80,047	$75,759

5.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities were comprised of the following (in thousands):

	October 31, 2015	January 31, 2015

Employee compensation and benefits	$10,390	$10,593
Insurance, primarily self-insurance reserves	6,543	5,888
Gift certificates and store credits	3,727	4,704
Deferred rent	3,346	3,824
Sales and use taxes	2,241	3,112
Accrued property, plant and equipment additions	2,001	3,619
Accounting and legal	1,850	1,998
Product return reserve	1,757	2,084
Income taxes payable	—	129
Other	6,224	10,911
	$38,079	$46,862

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

6.	LINE OF CREDIT AND LONG-TERM DEBT

On November 1, 2012 the Company entered into a five-year $61,000,000 senior secured revolving credit facility (the “Credit Facility”), which replaced the Company’s former $55,000,000 credit facility (the “Prior Credit Facility”). The Credit Facility consists of two tranches: (1) a senior secured revolving credit and letter of credit facility of up to $55,000,000 (“Tranche A”) and (2) a senior secured first-in, last-out revolving credit facility of up to $6,000,000 (“Tranche A-1”). Upon the Company’s request and with the consent of the lender, permitted borrowings under Tranche A could be increased up to an additional $15,000,000, in increments of $2,500,000, up to a Tranche A maximum limit of $70,000,000. In accordance with the terms of the Credit Facility, effective June 3, 2015 the Company’s permitted borrowings under Tranche A of the Credit Facility were increased by $15,000,000 at the Company’s request. Effective August 25, 2015 the Credit Facility was amended to reflect the increase to Tranche A permitted borrowings and to extend the maturity date to August 25, 2020 from November 1, 2017. Proceeds from advances under the Credit Facility, with certain restrictions, were permitted to be used to repay then existing term loan or other debt, and may be used to provide financing for working capital, letters of credit, capital expenditures, dividends, share repurchases and other general corporate purposes. The Credit Facility contains various affirmative and negative covenants and representations and warranties. Under the Credit Facility, the Company is required to maintain minimum Excess Availability (as defined in the related Credit Facility agreement) equal to 10% of the Borrowing Base (as defined in the related Credit Facility agreement). The Credit Facility is secured by a security interest in the Company’s trade receivables, inventory, letter of credit rights, cash, intangibles and certain other assets. The interest rate on outstanding borrowings is equal to, at the Company’s election, either (1) the lender’s base rate plus the applicable margin, or (2) a LIBOR rate plus the applicable margin. The applicable margin for base rate borrowings is 0.50% for Tranche A borrowings and 2.00% for Tranche A-1 borrowings. The applicable margin for LIBOR rate borrowings is 1.50% for Tranche A borrowings and 3.00% for Tranche A-1 borrowings. Tranche A-1 borrowings are deemed to be the first loans made and the last loans repaid. The Company also pays an unused line fee under the Credit Facility of 0.25% per annum. In connection with the original execution and subsequent amendment of the Credit Facility, the Company incurred deferred financing costs of $1,139,000.

As of October 31, 2015 the Company had $31,600,000 in outstanding borrowings under the Credit Facility of which $25,600,000 were Tranche A borrowings and $6,000,000 were Tranche A-1 borrowings, and $6,348,000 in letters of credit, with $21,968,000 of availability under the Credit Facility based on the Company’s Borrowing Base formula and minimum Excess Availability requirement. As of November 1, 2014 the Company had no outstanding borrowings under the Credit Facility and $6,423,000 in letters of credit, with $49,076,000 of availability under the Credit Facility based on the Company’s Borrowing Base formula and minimum Excess Availability requirement. For the three and nine months ended October 31, 2015 Tranche A borrowings had a weighted interest rate of 1.86% and 2.46%, respectively, per annum, and Tranche A-1 borrowings had a weighted interest rate of 3.20% and 3.79%, respectively, per annum. During the nine months ended October 31, 2015 the Company’s average level of direct borrowings was $24,470,000 and the Company’s maximum borrowings at any time were $39,900,000. During the nine months ended November 1, 2014 the Company did not have any direct borrowings under the Credit Facility.

During the four month transition period ended January 31, 2015 the Company received $15,000,000 proceeds from a five-year equipment financing arrangement with its Credit Facility bank. The equipment note bears annual interest at 3.38%, with payments of $272,000 (including interest) due monthly through December 2019. The equipment note is collateralized by substantially all of the material handling equipment at the Company’s distribution facility in Florence, New Jersey (see Note 9). As of October 31, 2015 there was $12,908,000 outstanding under the equipment note.

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

At both October 31, 2015 and January 31, 2015 the Company had cash equivalents of $4,000. The Company’s cash equivalents consist of investments in money market funds for which the carrying value approximates fair value (based on Level 1 inputs) due to the short-term nature of those instruments. The carrying values of trade receivables and accounts payable approximate fair value due to the short-term nature of those instruments.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The Company’s Credit Facility has variable interest rates that are tied to market indices. As of October 31, 2015 the Company had $31,600,000 of direct borrowings outstanding under the Credit Facility. The carrying value of the Company’s Credit Facility borrowings approximates fair value as the variable interest rates approximate current market rates, which the Company considers to be Level 2 inputs.

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

8.	STORE CLOSING, ASSET IMPAIRMENT AND ASSET DISPOSAL EXPENSES (INCOME)

For the three and nine months ended October 31, 2015 store closing, asset impairment and asset disposal expenses (income) were comprised of $57,000 and $(3,940,000), respectively, for store closings and other asset disposals, and $544,000 and $1,598,000, respectively, for impairment of store assets. For the three and nine months ended November 1, 2014 store closing, asset impairment and asset disposal expenses were comprised of $71,000 and $203,000, respectively, for store closings and other asset disposals, and $477,000 and $1,096,000, respectively, for impairment of store assets.

For the nine months ended October 31, 2015 store closings and other asset disposals includes income of $4,100,000 representing an incentive from the landlord for early termination of a Company superstore lease.

9.	OTHER CHARGES, NET

In September 2013 the Company announced plans to relocate its corporate headquarters and distribution operations from Philadelphia, Pennsylvania to southern New Jersey. In September 2014 the Company recorded pretax income of $4,110,000 from the gain realized on the sale and leaseback of its then principal headquarters and distribution center building. The Company completed the relocation of its corporate headquarters to Moorestown, New Jersey in January 2015 and completed the relocation of its distribution operations to Florence, New Jersey in August 2015. In December 2014 the Company received notice of substantial completion and lease commencement from the landlord for the Florence distribution center building. Accordingly, the Florence lease, which has a 15-year term, commenced effective January 1, 2015, with the first rent payment paid as of March 1, 2015. During the nine months ended October 31, 2015 and November 1, 2014 the Company recorded $2,641,000 and $(2,302,000), respectively, of charges (income) related to the sale and closure of its prior facilities, and the preparation for occupancy of and relocation to its new facilities.

In August 2014 the Company announced the appointment of Anthony M. Romano as the Company’s new Chief Executive Officer (“CEO”). Subsequent to the CEO change, the Company commenced a program to evaluate its business processes, key management personnel and planning resources. In connection with this evaluation, the Company changed its fiscal year (see below) and continues to implement changes to certain business processes that have resulted in replacement of certain key management personnel and some reductions in headcount. The Company also implemented an improved product life cycle calendar and terminated an e-commerce development contract as it continues to improve its planning and allocation methodologies and e-commerce platform. During the nine months ended October 31, 2015 and November 1, 2014 the Company incurred $1,829,000 and $4,256,000, respectively, of charges related to these management and organizational changes.

In December 2014 the Company announced that its Board of Directors approved a change in its fiscal year end from September 30 to the Saturday nearest January 31 of each year. The fiscal year end change aligns the Company’s reporting cycle with the traditional 4-5-4 NRF calendar ending with January. The fiscal year change is expected to benefit the Company by providing a framework for more consistent product decisions, improved planning of marketing and promotional activities, and faster assimilation of new experienced retail hires. During the nine months ended October 31, 2015 the Company incurred $27,000 of charges related to the fiscal year change.

During the nine months ended November 1, 2014 the Company incurred $1,045,000 of charges related to its proposal for a possible business combination with Mothercare plc, which was announced and subsequently withdrawn in July 2014.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

A summary of the charges incurred in connection with the facilities relocations, management and organizational changes, fiscal year change and proposed business combination is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014

Facilities Relocations
Pre-opening rent expense on new corporate headquarters and distribution facility	$—	$342	$1,615	$912
Accelerated depreciation and amortization expense	—	319	233	884
Gain on sale of building	—	(4,110)	—	(4,110)
Moving and other costs	547	2	793	12
Total facilities relocations	547	(3,447)	2,641	(2,302)

Management and Organizational Changes
Consulting fees	198	—	1,280	—
Severance and related benefits	307	—	549	—
CEO separation benefits	—	4,107	—	4,107
Other	—	149	—	149
Total management and organizational changes	505	4,256	1,829	4,256

Fiscal Year Change
Systems modifications	—	—	27	—

Proposed Business Combination
Legal and other professional fees	—	—	—	1,045

Total other charges, net	$1,052	$809	$4,497	$2,999

10.	GOVERNMENT INCENTIVES

In September 2013 the Company announced its plans to relocate its corporate headquarters and distribution operations from Philadelphia, Pennsylvania to southern New Jersey (the “Project”). The Company completed the relocation of its corporate headquarters in January 2015 and completed the relocation of its distribution operations in August 2015. To partially offset the costs of these relocations, the Board of the New Jersey Economic Development Authority (“NJEDA”) approved the Company for an incentive package of up to $40,000,000 in benefits under the Grow New Jersey Assistance Program (“Grow NJ”) in the form of transferrable income tax credits over a ten-year period from the State of New Jersey. The Company’s Grow NJ award required a minimum capital investment of $20,000,000 with the total potential award being equal to the total eligible capital investment in the Project and subject to an overall award limit of $40,000,000. The award provides annually over a ten-year period up to $7,000 per eligible new full-time job, as defined under Grow NJ, with a requirement that at least 100 eligible jobs were created and subject to an annual award limit of $4,000,000.

In September 2015 the Company confirmed to NJEDA that it had submitted all documentation required to qualify for the full amount of the Grow NJ award, including certification of over 600 eligible jobs and over $50,000,000 in capital investment, including building construction costs of the landlord for the Company’s newly constructed distribution center in Florence, New Jersey. The Grow NJ award will be earned on an annual basis over the ten-year period, subject to the $4,000,000 annual award limit, with a full annual award in fiscal 2015, and requires an annual compliance report that includes certification of average annual employment figures after the end of each fiscal year. After the end of the ten-year Grow NJ award earnings period there is a five-year compliance period during which the Company must maintain the average of its annual eligible jobs certified during the preceding ten years or a pro-rata amount up to one-tenth of the previously awarded income tax credits would be subject to recapture and repayment to the State

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

of New Jersey annually during the five-year compliance period. The Company believes the likelihood of any recapture and repayment is remote.

The annual benefit from the Grow NJ award available to the Company is expected to significantly exceed the Company’s annual income tax liability to the State of New Jersey. In order to maximize the realizable value of the incentive package, in December 2013 the Company entered into an agreement with a third party to sell 75% or more of the annual income tax credits awarded to the Company. The Company recognizes its Grow NJ award on an annual basis for each fiscal year based on the realizable value of the award earned and expected to be received, primarily from the sale of the income tax credits, net of any associated costs. For fiscal 2015 the full annual Grow NJ award is being recognized during the third and fourth quarters of fiscal 2015, which represents the measurement period for the Company’s fiscal 2015 required average employment certification. The Grow NJ award is reflected in the Company’s consolidated financial statements as a reduction to the costs incurred by the Company in connection with the relocations. During the third quarter of fiscal 2015 the Company recognized $1,755,000 of cost reduction related to the Grow NJ award, of which $1,332,000 is included in the Consolidated Statement of Operations as a reduction of cost of goods sold ($845,000) and selling, general and administrative expenses ($487,000), and $423,000 is included in the Consolidated Balance Sheet as a reduction to overhead in inventory. A deferred tax asset of $1,800,000, net of valuation allowance, is included in the Consolidated Balance Sheet in short-term deferred income taxes, and is expected be converted to a receivable and collected in fiscal 2016 upon sale of the income tax credits.

11.	INCOME TAXES

As of October 31, 2015 the Company had $1,458,000 of unrecognized tax benefits related to uncertain income tax positions, including accrued interest and penalties of $530,000. The Company records interest and penalties related to unrecognized tax benefits in its income tax provision. If recognized, the portion of the liabilities for unrecognized tax benefits that would impact the Company’s effective tax rate was $1,024,000, net of federal benefit.

During the 12 months subsequent to October 31, 2015 it is reasonably possible that the gross unrecognized tax benefits could potentially decrease by $347,000 (of which $248,000 would affect the effective tax rate, net of federal benefit) for uncertain tax positions, including the continued effect of interest on unrecognized tax benefits and limitations on certain potential tax credits, offset by the effect of expiring statutes of limitations and settlements.

The Company’s United States Federal income tax returns for years ended September 30, 2012 and thereafter remain subject to examination by the United States Internal Revenue Service (“IRS”). The Company also files tax returns in Canada, India, Kuwait and numerous United States state jurisdictions, which have varying statutes of limitations. Generally, Canadian tax returns for tax years ended September 30, 2008 and thereafter, Indian tax returns for tax years ended March 31, 2010 and thereafter, Kuwaiti tax returns for tax years ended September 30, 2013 and thereafter, and United States state tax returns for tax years ended September 30, 2011 and thereafter, depending upon the jurisdiction, remain subject to examination. However, the statutes of limitations on certain of the Company’s United States state tax returns remain open for years prior to fiscal 2011.

12.	EQUITY AWARD PLANS

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

During the nine months ended November 1, 2014 options to purchase 24,000 shares of common stock with an aggregate exercise price of $285,000 were exercised by the option holder and net-share settled by the Company, such that the Company withheld 15,019 shares of the Company’s common stock, which had a fair market value equal to the aggregate exercise price of the stock options.

During the nine months ended October 31, 2015 and November 1, 2014 certain stock option exercises and vesting restricted stock awards were net-share settled by the Company such that the Company withheld shares of the Company’s common stock, which had a fair market value equivalent to the minimum statutory obligation for the applicable income and employment taxes for the awards, and the Company remitted the cash value to the appropriate taxing authorities. The total shares withheld, which were 4,183 and 23,573 shares, respectively, during the nine months ended October 31, 2015 and November 1, 2014, are reflected as repurchase of common stock in the accompanying financial statements, and were based on the value of the Company’s common stock on the exercise or vesting date. The remaining shares, net of those withheld, were delivered to the award holders. Total payments for tax obligations to the tax authorities were $62,000 and $500,000 for the nine months ended October 31, 2015 and November 1, 2014, respectively.

13.	RECENT ACCOUNTING PRONOUNCEMENTS

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

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

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

14.	COMMITMENTS AND CONTINGENCIES

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

Geographic Information. Geographic revenue information is allocated based on the country in which the products or services are sold, and in the case of international franchise revenues, on the location of the customer. Information concerning the Company’s operations by geographic area was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014

Net Sales to Unaffiliated Customers
United States	$111,955	$116,923	$356,921	$367,008
Foreign	7,593	8,182	23,545	22,409

	October 31, 2015	January 31, 2015

Long-Lived Assets
United States	$91,846	$88,120
Foreign	3,360	3,143

Major Customers. For the periods presented, the Company did not have any one customer who represented more than 10% of its net sales.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

16.	INTEREST EXPENSE, NET

Interest expense, net was comprised of the following (in thousands):

	Three Months Ended		Nine Months Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014

Interest expense	$375	$113	$1,155	$318
Interest income	(1)	(3)	(8)	(9)
Interest expense, net	$374	$110	$1,147	$309

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are the leading designer and retailer of maternity apparel in the United States with 1,864 retail locations, including 554 stores in the United States, Canada and Puerto Rico, and 1,310 leased departments located within department stores and baby specialty stores throughout the United States, in Puerto Rico and, most recently, in England. In July 2015 we opened an A Pea in the Pod branded leased department in Harrods department store in London, England (our first brick and mortar leased department outside of North America). We also sell merchandise on the Internet, primarily through our motherhood.com, apeainthepod.com and destinationmaternity.com websites. We have store franchise and product supply relationships in the Middle East, South Korea, Mexico and Israel. As of October 31, 2015 we have 184 international franchised locations, including 25 stand-alone stores operated under one of our retail nameplates and 159 shop-in-shop locations. We are also the exclusive provider of maternity apparel to Kohl’s®, which operates approximately 1,166 stores throughout the United States and offers maternity apparel in a significant number of its stores.

In assessing the performance of our business, we consider a variety of operational and financial measures. The key measures for determining how our business is performing are net income (loss) determined in accordance with GAAP (“net income (loss)”) and the corresponding net income (loss), or earnings (loss) per share (diluted), net income (loss) before certain charges or credits, when applicable, such as other charges, loss on extinguishment of debt, and certain infrequent income tax adjustments (“adjusted net income (loss)”) and the corresponding earnings (loss) per share (diluted), Adjusted EBITDA (defined below), Adjusted EBITDA before other charges, net sales, and comparable sales. Adjusted EBITDA represents operating income (loss) before deduction for the following non-cash charges: 1) depreciation and amortization expense, 2) loss on impairment of tangible and intangible assets, 3) loss (gain) on disposal of assets, and 4) stock-based compensation expense.

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

Following is a summary of our results for the third quarter and first nine months of fiscal 2015 with regard to each of the key measures noted above:

Third Quarter Fiscal 2015 Financial Results

●

Net loss for the third quarter of fiscal 2015 was $1.3 million, or $0.09 per share (diluted), compared to net loss of $1.2 million, or $0.09 per share (diluted), for the comparable three month period ended November 1, 2014.

●

Net loss for the third quarter of fiscal 2015 includes other charges of 1) approximately $0.4 million, net of tax, or $0.02 per share (diluted), related to the relocations of our headquarters and distribution facilities and 2) $0.3 million, net of tax, or $0.02 per share (diluted), related to management and organizational changes. Net loss for the three months ended November 1, 2014 includes other charges of 1) $0.4 million, net of tax, or $0.03 per share (diluted), related to the relocations of our headquarters and distribution facilities, 2) $2.7 million, net of tax, or $0.20 per share (diluted), related to management and organizational changes, and 3) a gain of $2.5 million, net of tax, or $0.19 per share (diluted), from the sale of our prior headquarters/distribution facility.

●

Adjusted net loss for the third quarter of fiscal 2015 was $0.6 million, or $0.05 per share (diluted), compared to the comparably adjusted net loss for the three months ended November 1, 2014 of $0.6 million, or $0.05 per share (diluted).

●	Adjusted EBITDA was $4.0 million for the third quarter of fiscal 2015, an increase compared to $(0.5) million of Adjusted EBITDA for the three months ended November 1, 2014.
●

Adjusted EBITDA before other charges was $5.1 million for the third quarter of fiscal 2015, an increase compared to $4.1 million of Adjusted EBITDA before other charges for the three months ended November 1, 2014.

●	Net sales for the third quarter of fiscal 2015 decreased 4.4% to $119.5 million from $125.1 million for the three months ended November 1, 2014.
●	Comparable sales for the third quarter of fiscal 2015 decreased 3.6% compared to a comparable sales decrease of 6.9% for the three months ended November 1, 2014.
●

Third quarter of fiscal 2015 results compared to the comparable three month period ended November 1, 2014 include higher occupancy and depreciation expenses from our facilities relocations, and lower sales and gross profit as a result of temporary disruption from our distribution center move, largely offset by lower distribution center employment costs and our Grow NJ award benefit, which we began to recognize during the quarter.

First Nine Months of Fiscal 2015 Financial Results

●

Net loss for the first nine months of fiscal 2015 was $1.4 million, or $0.10 per share (diluted), compared to net income of $6.9 million, or $0.51 per share (diluted), for the comparable nine month period ended November 1, 2014.

●

Net loss for the first nine months of fiscal 2015 includes other charges of 1) $1.6 million, net of tax, or $0.12 per share (diluted), related to the relocations of our headquarters and distribution facilities and 2) approximately $1.2 million, net of tax, or $0.08 per share (diluted), related to management and organizational changes, and the fiscal year change. Net income for the nine months ended November 1, 2014 includes other charges of 1) $1.1 million, net of tax, or $0.08 per share (diluted), related to the relocations of our headquarters and distribution facilities, 2) $2.7 million, net of tax, or $0.20 per share (diluted), related to management and organizational changes, 3) $0.6 million, net of tax, or $0.05 per share (diluted), related to a proposed business combination that was withdrawn, and 4) a gain of $2.5 million, net of tax, or $0.19 per share (diluted), from the sale of our prior headquarters/distribution facility. Net income for the nine months ended November 1, 2014 also includes $1.7 million, net of tax, or $0.12 per share (diluted), for reductions of state income tax expense related to settlements of uncertain income tax positions.

●

Adjusted net income for the first nine months of fiscal 2015 was $1.4 million, or $0.10 per share (diluted), compared to the comparably adjusted net income for the nine months ended November 1, 2014 of $7.1 million, or $0.52 per share (diluted).

●	Adjusted EBITDA was $15.3 million for the first nine months of fiscal 2015, a decrease compared to $20.2 million of Adjusted EBITDA for the nine months ended November 1, 2014.
●

Adjusted EBITDA before other charges was $19.6 million for the first nine months of fiscal 2015, a decrease compared to $26.4 million of Adjusted EBITDA before other charges for the nine months ended November 1, 2014.

●	Net sales for the first nine months of fiscal 2015 decreased 2.3% to $380.5 million from $389.4 million for the nine months ended November 1, 2014.
●	Comparable sales for the first nine months of fiscal 2015 decreased 1.0% compared to a comparable sales decrease of 5.5% for the nine months ended November 1, 2014.

Results of Operations

The following table sets forth certain operating data as a percentage of net sales and as a percentage change for the three and nine months ended October 31, 2015 and November 1, 2014:

	% of Net Sales (1)				% Change Period to Period Favorable (Unfavorable)
	Three Months Ended		Nine Months Ended		Three Months Ended October 31, 2015 vs.	Nine Months Ended October 31, 2015 vs.
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014	November 1, 2014	November 1, 2014

Net sales	100.0%	100.0%	100.0%	100.0%	(4.4)%	(2.3)%
Cost of goods sold (2)	49.5	49.9	50.8	48.4	5.2	(2.6)
Gross profit	50.5	50.1	49.2	51.6	(3.7)	(6.9)
Selling, general and administrative expenses (3)	50.6	50.4	48.9	48.2	4.2	0.9
Store closing, asset impairment and asset disposal expenses (income)	0.5	0.4	(0.6)	0.3	(9.7)	280.3
Other charges	0.9	0.6	1.2	0.8	(30.0)	(49.9)
Operating income (loss)	(1.4)	(1.4)	(0.3)	2.3	3.8	(113.2)
Interest expense, net	0.3	0.1	0.3	0.1	(240.0)	(271.2)
Income (loss) before income taxes	(1.7)	(1.5)	(0.6)	2.2	(10.5)	(127.2)
Income tax (benefit) provision	(0.7)	(0.6)	(0.2)	0.4	10.4	155.0
Net income (loss)	(1.1)%	(0.9)%	(0.4)%	1.8%	(10.6)%	(120.7)%

(1)	Components may not add to total due to rounding.
(2)

“Cost of goods sold” includes merchandise costs (including customs duty expenses), expenses related to inventory shrinkage, product related corporate expenses (including expenses related to our payroll, benefit costs and operating expenses of our buying departments), inventory reserves (including lower of cost or market reserves), inbound freight charges, purchasing and receiving costs, inspection costs, distribution center costs (including occupancy expenses and equipment depreciation), internal transfer costs, and the other costs of our distribution network, partially offset by the allocable amount of our Grow NJ benefit.

(3)

“Selling, general and administrative expenses” includes advertising and marketing expenses, corporate administrative expenses, corporate headquarters occupancy expenses, store expenses (including store payroll and store occupancy expenses), and store opening expenses, partially offset by the allocable amount of our Grow NJ benefit.

The following tables set forth certain information concerning the number of our retail locations and international franchised locations for the periods indicated. Retail locations include stores and maternity apparel leased departments and exclude locations where Kohl’s sells our products under an exclusive product and license agreement, and international franchised locations.

	Three Months Ended
	October 31, 2015			November 1, 2014
Retail Locations (1)	Stores	Leased Departments	Total Retail Locations	Stores	Leased Departments	Total Retail Locations

Beginning of period	552	1,313	1,865	572	1,326	1,898
Opened	10	4	14	5	8	13
Closed	(8)	(7)	(15)	(5)	(7)	(12)
End of period	554	1,310	1,864	572	1,327	1,899

	Nine Months Ended
	October 31, 2015			November 1, 2014
Retail Locations (1)	Stores	Leased Departments	Total Retail Locations	Stores	Leased Departments	Total Retail Locations

Beginning of period	564	1,311	1,875	586	1,321	1,907
Opened	16	16	32	19	25	44
Closed	(26)	(17)	(43)	(33)	(19)	(52)
End of period	554	1,310	1,864	572	1,327	1,899

(1)	Excludes (i) locations where Kohl’s sells our products under an exclusive product and license agreement, and (ii) international franchised locations.

	Three Months Ended
	October 31, 2015			November 1, 2014
International Franchised Locations (1)	Stores	Shop-in- Shop Locations	Total International Franchised Locations	Stores	Shop-in- Shop Locations	Total International Franchised Locations

Beginning of period	26	122	148	18	59	77
Opened	—	39	39	1	2	3
Closed	(1)	(2)	(3)	—	—	—
End of period	25	159	184	19	61	80

	Nine Months Ended
	October 31, 2015			November 1, 2014
International Franchised Locations (1)	Stores	Shop-in- Shop Locations	Total International Franchised Locations	Stores	Shop-in- Shop Locations	Total International Franchised Locations

Beginning of period	23	62	85	20	127	147
Opened	4	101	105	2	51	53
Closed	(2)	(4)	(6)	(3)	(117)	(120)
End of period	25	159	184	19	61	80

(1)

During April 2014 we commenced our expansion in Mexico. As of October 31, 2015 our merchandise is offered in 100 shop-in-shops and four franchise stores in Mexico. During June 2015 we commenced our expansion into Israel. As of October 31, 2015 our merchandise is offered in 31 shop-in-shops and two franchise stores in Israel. During March 2014 one franchise store and 116 shop-in-shop locations operated by our former India franchisee were closed.

Three Months Ended October 31, 2015 and November 1, 2014

Net Sales.    Our net sales for the third quarter of fiscal 2015 decreased by 4.4%, or $5.6 million, to $119.5 million from $125.1 million for the three months ended November 1, 2014. Comparable sales for the third quarter of fiscal 2015 decreased 3.6% compared to a comparable sales decrease of 6.9% for the three months ended November 1, 2014. The decrease in total reported sales for the third quarter of fiscal 2015 compared to the three months ended November 1, 2014 resulted primarily from the decrease in comparable sales and decreased sales related to the Company’s continued efforts to close underperforming stores (see our discussion in Item 1. Business Overview of our Annual Report on Form 10-K for the year ended September 30, 2014 regarding closing underperforming stores), partially offset by increased sales from our licensed relationship. We believe the primary drivers of the comparable sales decrease were lower transactions and lower unit sales that were negatively impacted by both internal and external factors. Externally, the difficult retail environment resulted in decreased traffic and unseasonably warm weather adversely impacted sales of Fall merchandise. Internally, the now completed move to our new distribution center presented some transitional challenges in August and September that adversely impacted both web fulfillment and store deliveries. We estimate the disruption from our distribution center move negatively impacted our reported comparable sales by approximately 2.0% for the third quarter of fiscal 2015.

Gross Profit.    Our gross profit for the third quarter of fiscal 2015 decreased by 3.7%, or $2.3 million, to $60.4 million from $62.7 million for the three months ended November 1, 2014, and our gross profit as a percentage of net sales (gross margin) for the third quarter of fiscal 2015 was 50.5% compared to 50.1% for the three months ended November 1, 2014. The decrease in gross profit for the third quarter of fiscal 2015 compared to the three months ended November 1, 2014 was primarily due to our lower sales volume as a result of the factors discussed above. The year-over-year increase in gross margin reflects less price promotion and markdown activity as a result of better managed inventory, lower levels of excess current season and aged merchandise, and benefit from our Grow NJ award. During the third quarter of fiscal 2015 higher occupancy and depreciation expenses from our relocations were substantially offset by lower employment costs and $0.8 million of benefit from our Grow NJ award, which we began to recognize during the quarter.  In fiscal 2016 and beyond the Grow NJ benefit is expected to partially offset our relocation related costs on an annual basis.  Due to the timing of the initial benefit recognition in the third quarter of fiscal 2015, we estimate our third quarter fiscal 2015 gross margin was approximately 0.4% higher than the annualized benefit expected in the future.

Selling, General and Administrative Expenses.    Our selling, general and administrative expenses for the third quarter of fiscal 2015 decreased by 4.2%, or $2.7 million, to $60.4 million from $63.1 million for the three months ended November 1, 2014. As a percentage of net sales, selling, general and administrative expenses increased to 50.6% for the third quarter of fiscal 2015 from 50.4% for the three months ended November 1, 2014. This decrease in expense for the quarter reflects lower marketing and advertising expense and cost reductions resulting from our continued closure of underperforming stores. We recognized $0.5 million from our Grow NJ benefit in the third quarter of fiscal 2015, which substantially offset higher occupancy and depreciation expenses for our corporate headquarters. The increase in expense percentage for the three month period reflects the unfavorable leverage from our decreased sales due to the relatively fixed nature of much of our expenses.

Store Closing, Asset Impairment and Asset Disposal (Income) Expenses.     Our store closing, asset impairment and asset disposal expenses for the third quarter of fiscal 2015 increased by $0.1 million, to $0.6 million from $0.5 million for the three months ended November 1, 2014, reflecting slightly higher impairment charges for write-downs of long-lived assets.

Other Charges.    In the third quarter of fiscal 2015 we incurred other charges of $1.1 million related to the relocations of our headquarters and distribution facilities, and management and organizational changes. Other charges related to our relocations of our corporate headquarters and distribution operations from Philadelphia, Pennsylvania to southern New Jersey were approximately $0.6 million, primarily for moving costs for the new distribution center and shut down costs of the prior facility. Other charges related to management and organizational changes were $0.5 million, primarily for consulting fees, and to a lesser extent, severance and other benefits. In the three months ended November 1, 2014 we incurred other charges of $0.8 million related to the relocations of our headquarters and distribution operations, and management and organizational changes. Other charges related to our relocations were approximately $0.6 million, for pre-opening rent expense for the new distribution center and accelerated depreciation, offset by a gain of $4.1 million on the sale our prior headquarters/distribution facility. Other charges related to management and organizational changes were $4.3 million, primarily for severance and other benefits in connection with the resignation of our former CEO.

Operating Income (Loss).     We had an operating loss of $1.7 million for the third quarter of fiscal 2015 compared to an operating loss of $1.8 million for the three months ended November 1, 2014. The $0.1 million reduction in operating loss was primarily due to our lower selling, general and administrative expenses ($3.2 million), substantially offset by our lower gross profit ($2.8 million).

Interest Expense, Net.    Our net interest expense for the third quarter of fiscal 2015 increased to $0.4 million from $0.1 million for the three months ended November 1, 2014. This increase was due to borrowings under our Credit Facility during the first nine months of fiscal 2015 and the $15.0 million of equipment financing received during the four month transition period ended January 31, 2015.

Income Tax (Benefit) Provision.    For the three months ended October 31, 2015 and November 1, 2014 our effective tax benefit rate was 38.5%. Our effective tax benefit rate was higher than the statutory federal tax rate of 35% primarily due to state income tax benefits, net of federal expense.

Net Income (Loss).    Net loss for the third quarter of fiscal 2015 was $1.3 million, or $0.09 per share (diluted), compared to net loss of $1.2 million, or $0.09 per share (diluted), for the three months ended November 1, 2014. Net loss for the third quarter of fiscal 2015 includes other charges of approximately $0.4 million, net of tax, related to the relocations of our headquarters and distribution facilities and $0.3 million, net of tax, related to management and organizational changes. Net income for the three months ended November 1, 2014 includes other charges of $0.4 million, net of tax, related to the relocations of our headquarters and distribution facilities, $2.7 million, net of tax, related to management and organizational changes, and a gain of $2.5 million, net of tax, from the sale of our prior headquarters/distribution facility. Before these charges and credits, our net loss for the third quarter of fiscal 2015 was $0.6 million, or $0.05 per share (diluted), compared to a net loss of $0.6 million, or $0.05 per share (diluted), for the three months ended November 1, 2014.

Our average diluted shares outstanding of 13,591,000 for the third quarter of fiscal 2015 were slightly higher than the 13,504,000 average diluted shares outstanding for the three months ended November 1, 2014. We had higher shares outstanding in the third quarter of fiscal 2015 compared to the three months ended November 1, 2014, as a result of stock option exercises and restricted stock awards.

Following is a reconciliation of net loss and net loss per share (diluted) (“Diluted EPS”) to adjusted net loss and adjusted Diluted EPS for the three months ended October 31, 2015 and November 1, 2014 (in thousands, except per share amounts):

	Three Months Ended
	October 31, 2015			November 1, 2014
	Net Loss	Diluted Shares	Diluted EPS	Net Loss	Diluted Shares	Diluted EPS

As reported	$(1,274)	13,591	$(0.09)	$(1,152)	13,504	$(0.09)
Other charges for relocations, net of tax (1)	340	—		413	—
Other charges for management and organizational changes, net of tax (2)	311	—		2,651	—
Gain on sale of building, net of tax (3)	—	—		(2,540)	—
As adjusted	$(623)	13,591	$(0.05)	$(628)	13,504	$(0.05)

(1)

For the three months ended October 31, 2015 and November 1, 2014 other charges for relocations are net of income tax benefit of $207 and $250, which represents the difference in income tax (benefit) provision calculated with and without the specified pretax expense.

(2)

For the three months ended October 31, 2015 and November 1, 2014 other charges for management and organizational changes are net of income tax benefit of $194 and $1,605, which represents the difference in income tax (benefit) provision calculated with and without the specified pretax expense.

(3)	Gain on sale of building is net of income tax expense of $1,570, which represents the difference in income tax (benefit) provision calculated with and without the specified pretax income.

Following is a reconciliation of net loss to Adjusted EBITDA and Adjusted EBITDA before other charges for the three months ended October 31, 2015 and November 1, 2014 (in thousands):

	Three Months Ended
	October 31, 2015	November 1, 2014

Net loss	$(1,274)	$(1,152)
Add: income tax benefit	(797)	(722)
Add: interest expense, net	374	110
Operating loss	(1,697)	(1,764)
Add: depreciation and amortization expense	4,582	3,851
Add: loss on impairment of long-lived assets	544	477
Add: loss (gain) on disposal of assets	33	(4,055)
Add: stock-based compensation expense	587	1,035
Adjusted EBITDA	4,049	(456)
Add: other charges for relocations (1)	547	344
Add: other charges for management and organizational changes	505	4,256
Adjusted EBITDA before other charges	$5,101	$4,144

(1)

For the three months ended November 1, 2014 other charges for relocations excludes accelerated depreciation expense of $319 (included in depreciation and amortization expense above) and $(4,110) representing gain on sale of our prior headquarters/distribution facility (included in gain on disposal of assets above).

Nine Months Ended October 31, 2015 and November 1, 2014

Net Sales.    Our net sales for the first nine months of fiscal 2015 decreased by 2.3%, or approximately $8.9 million, to $380.5 million from $389.4 million for the nine months ended November 1, 2014. Comparable sales for the first nine months of fiscal 2015 decreased 1.0% compared to a comparable sales decrease of 5.5% for the nine months ended November 1, 2014. The decrease in total reported sales for the first nine months of fiscal 2015 compared to the nine months ended November 1, 2014 resulted primarily from decreased sales related to the Company’s continued efforts to close underperforming stores, and to a lesser extent, the comparable sales decrease. The comparable sales decrease primarily reflects higher year-over-year price promotional and markdown activity, as well as lower transactions and lower unit sales during the third quarter of fiscal 2015 from decreased traffic, the adverse impact of unseasonably warm weather on sales of Fall merchandise, and the adverse impact of the disruption from our distribution center move. We estimate the disruption from our distribution center move negatively impacted our reported comparable sales by approximately 0.7% for the first nine months of fiscal 2015.

Gross Profit.    Our gross profit for the first nine months of fiscal 2015 decreased by 6.9%, or $13.8 million, to $187.1 million from $200.9 million for the nine months ended November 1, 2014, and our gross margin for the first nine months of fiscal 2015 was 49.2% compared to 51.6% for the nine months ended November 1, 2014. The decrease in gross profit for the first nine months of fiscal 2015 compared to the nine months ended November 1, 2014 was primarily due to our lower gross margin, reflecting higher year-over-year price promotional and markdown activity to spur sales and more aggressively manage inventory, including our continued efforts to dispose of out-of-season and excess current season merchandise, as well as lower unit sales experienced during the third quarter of fiscal 2015 as a result of the factors discussed above. During the first nine months of fiscal 2015 higher occupancy and depreciation expenses from our relocations were substantially offset by lower employment costs and $0.8 million of benefit from our Grow NJ award. Due to the timing of the initial benefit recognition in the third quarter of fiscal 2015, we estimate our first nine months of fiscal 2015 gross margin was approximately 0.1% higher than the annualized benefit expected in the future.

Selling, General and Administrative Expenses.    Our selling, general and administrative expenses for the first nine months of fiscal 2015 decreased by 0.9%, or $1.7 million, to $186.1 million from $187.8 million for the nine months ended November 1, 2014. As a percentage of net sales, selling, general and administrative expenses increased to 48.9% for the first nine months of fiscal 2015 from 48.2% for the nine months ended November 1, 2014. This decrease in expense for the nine month period reflects lower marketing and advertising expense, cost reductions resulting from our continued closure of underperforming stores and a non-recurring reduction of $1.2 million from settlement of certain unclaimed property matters during the first quarter of fiscal 2015, partially offset by higher expenses for self-insured employee healthcare benefits and variable incentive compensation (based on pro-rata financial projections). We recognized $0.5 million from our Grow NJ benefit in the first nine months of fiscal 2015, which substantially offset higher occupancy and depreciation expenses for our corporate headquarters. The increase in expense percentage for the nine month period reflects the unfavorable leverage from our decreased sales due to the relatively fixed nature of much of our expenses.

Store Closing, Asset Impairment and Asset Disposal (Income) Expenses.     For the first nine months of fiscal 2015 we had $2.3 million of income from store closings, asset impairments and asset disposals compared to $1.3 million of expense for the nine months ended November 1, 2014. During the nine months ended October 31, 2015 we received $4.1 million as incentive for early termination of the lease for our superstore located on Madison Avenue in New York City. We also had higher impairment charges for write-downs of long-lived assets.

Other Charges.    In the first nine months of fiscal 2015 we incurred other charges of $4.5 million primarily related to the relocations of our headquarters and distribution facilities, and management and organizational changes. Other charges related to our relocations of our corporate headquarters and distribution operations from Philadelphia, Pennsylvania to southern New Jersey were $2.6 million, primarily for pre-opening rent expense for the new distribution center, moving costs for the new distribution center, shut down costs of the prior facility and accelerated depreciation. Other charges related to management and organizational changes were $1.8 million, primarily for consulting fees, and to a lesser extent, severance and other benefits in connection with the replacement of certain key management personnel and some reductions in headcount. In the nine months ended November 1, 2014 we incurred other charges of $3.0 million related to the relocations of our headquarters and distribution operations, management and organizational changes, and a proposed business combination that was withdrawn. Other charges related to our relocations were $1.8 million, primarily for pre-opening rent expense for the new distribution center and accelerated depreciation, offset by a gain of $4.1 million on the sale our prior headquarters/distribution facility. Other charges related to management and organizational changes were $4.3 million, primarily for severance and other benefits in connection with the resignation of our former CEO. Other charges related to the proposed business combination were $1.0 million, reflecting legal and other professional fees.

Operating Income (Loss).    We had an operating loss of $1.2 million for the first nine months of fiscal 2015 compared to operating income of $8.8 million for the nine months ended November 1, 2014. The approximately $10.0 million decrease in operating income was due to our lower gross margin and the resultant gross profit ($14.3 million), and increased other charges ($1.5 million), partially offset by the increased income from store closings, asset impairments and asset disposals ($3.6 million) and decreased selling, general and administrative expenses ($2.2 million).

Interest Expense, Net.    Our net interest expense for the first nine months of fiscal 2015 increased to $1.1 million from $0.3 million for the nine months ended November 1, 2014. This increase was due to borrowings under our Credit Facility during the first nine months of fiscal 2015 and the $15.0 million of equipment financing received during the four month transition period ended January 31, 2015.

Income Tax (Benefit) Provision.    For the nine months ended October 31, 2015 our effective tax benefit rate was 38.5%. Our effective tax benefit rate for the nine months ended October 31, 2015 was higher than the statutory federal tax rate of 35% primarily due to state income tax benefits, net of federal expense. For the nine months ended November 1, 2014 our effective tax rate was 19.0%. Our effective tax rate for the nine months ended November 1, 2014 was lower than the statutory federal tax rate of 35% primarily due to reductions of state income tax expense, net of federal expense, of $1.7 million, which were related to settlements of uncertain income tax positions.

Net Income (Loss).    Net loss for the first nine months of fiscal 2015 was $1.4 million, or $0.10 per share (diluted), compared to net income of $6.9 million, or $0.51 per share (diluted), for the nine months ended November 1, 2014. Net loss for the first nine months of fiscal 2015 includes other charges of $1.6 million, net of tax, related to the relocations of our headquarters and distribution facilities and approximately $1.2 million, net of tax, related to management and organizational changes, and the fiscal year change. Net income for the nine months ended November 1, 2014 includes other charges of $1.1 million, net of tax, related to the relocations of our headquarters and distribution facilities, $2.7 million, net of tax, related to management and organizational changes and $0.6 million, net of tax, related to the proposed business combination, offset by a gain of $2.5 million, net of tax, on the sale our prior headquarters/distribution facility. Net income for the nine months ended November 1, 2014 also includes $1.7 million for reductions of state income tax expense, net of federal expense, related to settlements of uncertain income tax positions. Before these charges and credits, our net income for the first nine months of fiscal 2015 was $1.4 million, or $0.10 per share (diluted), compared to net income of $7.1 million, or $0.52 per share (diluted), for the nine months ended November 1, 2014.

Our average diluted shares outstanding of 13,585,000 for the first nine months of fiscal 2015 were slightly higher than the 13,577,000 average diluted shares outstanding for the nine months ended November 1, 2014. We had higher shares outstanding in the first nine months of fiscal 2015 compared to the nine months ended November 1, 2014 as a result of stock option exercises and restricted stock awards. Our higher outstanding shares were substantially offset by the elimination of the dilutive impact of outstanding stock options and restricted stock in the first nine months of fiscal 2015 due to the net loss, compared to the dilutive impact of outstanding stock options and restricted stock awards in the nine months ended November 1, 2014, when we generated net income.

Following is a reconciliation of net income (loss) and Diluted EPS to adjusted net income and adjusted Diluted EPS for the nine months ended October 31, 2015 and November 1, 2014 (in thousands, except per share amounts):

	Nine Months Ended
	October 31, 2015			November 1, 2014
	Net Income (Loss)	Diluted Shares	Diluted EPS	Net Income	Diluted Shares	Diluted EPS

As reported	$(1,421)	13,585	$(0.10)	$6,879	13,577	$0.51
Other charges for relocations, net of tax (1)	1,632	—		1,127	—
Other charges for management and organizational changes, net of tax (2)	1,128	—		2,651	—
Other charges for fiscal year change, net of tax (3)	17	—		—	—
Other charges for proposed business combination, net of tax (4)	—	—		647	—
Gain on sale of building, net of tax (5)	—	—		(2,540)	—
Reductions of state income tax expense, net of federal expense, related to settlements of uncertain income tax positions	—	—		(1,654)	—
Dilutive impact of outstanding stock options and restricted stock eliminated due to net loss	—	37		—	—
As adjusted	$1,356	13,622	$0.10	$7,110	13,577	$0.52

(1)

For the nine months ended October 31, 2015 and November 1, 2014 other charges for relocations are net of income tax benefit of $1,009 and $681, which represents the difference in income tax (benefit) provision calculated with and without the specified pretax expense.

(2)

For the nine months ended October 31, 2015 and November 1, 2014 other charges for management and organizational changes are net of income tax benefit of $701 and $1,605, which represents the difference in income tax (benefit) provision calculated with and without the specified pretax expense.

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

(5)	Gain on sale of building is net of income tax expense of $1,570, which represents the difference in income tax (benefit) provision calculated with and without the specified pretax income.

Following is a reconciliation of net income (loss) to Adjusted EBITDA and Adjusted EBITDA before other charges for the nine months ended October 31, 2015 and November 1, 2014 (in thousands):

	Nine Months Ended
	October 31, 2015	November 1, 2014

Net income (loss)	$(1,421)	$6,879
Add: income tax (benefit) provision	(890)	1,617
Add: interest expense, net	1,147	309
Operating income (loss)	(1,164)	8,805
Add: depreciation and amortization expense	12,721	11,525
Add: loss on impairment of long-lived assets	1,598	1,096
Add: loss (gain) on disposal of assets	47	(4,086)
Add: stock-based compensation expense	2,139	2,882
Adjusted EBITDA	15,341	20,222
Add: other charges for relocations (1)	2,408	924
Add: other charges for management and organizational changes	1,829	4,256
Add: other charges for fiscal year change	27	—
Add: other charges for proposed business combination	—	1,045
Adjusted EBITDA before other charges	$19,605	$26,447

(1)

For the nine months ended October 31, 2015 other charges for relocations excludes accelerated depreciation expense of $233 (included in depreciation and amortization expense above). For the nine months ended November 1, 2014 other charges for relocations excludes accelerated depreciation expense of $884 (included in depreciation and amortization expense above) and $(4,110) representing gain on sale of our prior headquarters/distribution facility (included in gain on disposal of assets above).

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

Cash and cash equivalents increased by $0.7 million during the first nine months of fiscal 2015 compared to a decrease of $6.2 million for the nine months ended November 1, 2014.

Cash provided by operations was $2.4 million for the first nine months of fiscal 2015, a decrease of $15.3 million from the $17.7 million in cash provided by operations for the nine months ended November 1, 2014. This decrease in cash provided by operations versus the prior year was primarily the result of net working capital and other asset/liability changes that used $10.9 million of cash in the first nine months of fiscal 2015 compared to $1.5 million cash provided in the nine months ended November 1, 2014, and the net loss in the first nine months of fiscal 2015 compared to net income in the nine months ended November 1, 2014, net of the change in non-cash adjustments. The $12.4 million year-over-year increase in use of cash from net working capital and other asset/liability changes was primarily the result of 1) a decrease in accounts payable and accrued expenses in the first nine months of fiscal 2015 compared to an increase in the nine months ended November 1, 2014, reflecting timing of vendor and payroll related payments, including severance and other benefits paid in connection with the resignation of our former CEO ($19.1 million), and 2) higher year-over-year increases in deferred rent and other non-current liabilities balances ($4.8 million), offset by 1) a decrease in prepaid expenses and other current assets in the first nine months of fiscal 2015 compared to an increase in the nine months ended November 1, 2014 ($7.1 million), primarily reflecting timing of tenant construction allowances from landlords, including $4.0 million for our new headquarters facility, and 2) lower year-over-year increases in trade receivable balances ($4.6 million). Our working capital changes, quarterly net income (loss) and cash flow adjustments may fluctuate significantly and net cash provided by operating activities for any interim period is not necessarily indicative of the results that may be achieved for a full fiscal year.

During the first nine months of fiscal 2015 we used $31.6 million from borrowings on our Credit Facility and cash provided by operations to pay for capital expenditures, to pay our quarterly cash dividend, to make monthly payments on our capital equipment loan and to increase available cash. For the first nine months of fiscal 2015 we spent $23.9 million on capital expenditures, including $12.3 million for leasehold improvements, fixtures and equipment for new store facilities, as well as improvements to existing stores, $9.2 million related to the relocations of our corporate headquarters and distribution operations (see below), and $2.4 million for our information systems. In the first nine months of fiscal 2015 we paid $8.3 million for our quarterly cash dividend. We expect to use borrowings under our Credit Facility to fund a portion of our capital requirements from time to time during the remainder of fiscal 2015.

Our inventory carrying value of $80.0 million as of October 31, 2015 has declined 13.0% from the comparable prior year amount as a result of our efforts to clear our stores of excess and out-of-season merchandise. Unit inventory is slightly down on a year-over-year basis as we have not yet completed the liquidation of all aged, reserved inventory.  During the third quarter of fiscal 2015 we continued to adjust our approach to balancing inventory and pricing decisions in a demand-constrained retail environment.  With demand for our Fall product negatively impacted by decreased traffic and unseasonably warm weather, we were cautious not to take deep markdowns too early. This helped us achieve a gross margin rate during the third quarter of fiscal 2015 equivalent to the prior year.  However, we did sell less units driven by fewer transactions. We continue to evaluate alternative liquidation approaches to optimize our cash return on the disposal of excess and out-of-season merchandise.

During the nine months ended November 1, 2014 we received $12.5 million cash proceeds from the sale of our prior headquarters/distribution facility and $13.5 million cash proceeds from equipment financing provided by our Credit Facility bank. During the nine months ended November 1, 2014 we used cash provided by operations, the proceeds from the building sale, the proceeds from the equipment financing, and a portion of our available cash to pay for capital expenditures and to pay our quarterly cash dividend. For the nine months ended November 1, 2014, we spent $42.6 million on capital expenditures, including $18.6 million for leasehold improvements, fixtures and equipment for new store facilities, as well as improvements to existing stores, $21.7 million related to the relocations of our corporate headquarters and distribution operations (see below), and $2.3 million for our information systems and distribution and corporate facilities. In the nine months ended November 1, 2014, we paid $8.2 million for our quarterly cash dividend.

On November 1, 2012, we entered into a five-year $61.0 million senior secured revolving Credit Facility, which replaced our $55.0 million Prior Credit Facility. The Credit Facility consists of two tranches: (1) a senior secured revolving credit and letter of credit facility of up to $55.0 million (“Tranche A”) and (2) a senior secured first-in, last-out revolving credit facility of up to $6.0 million (“Tranche A-1”). Upon our request and with the consent of the lender, permitted borrowings under Tranche A could be increased up to an additional $15.0 million, in increments of $2.5 million, up to a Tranche A maximum limit of $70.0 million. In accordance with the terms of the Credit Facility, effective June 3, 2015 our permitted borrowings under Tranche A of the Credit Facility were increased by $15.0 million at our request, to provide us with additional financial flexibility. Effective August 25, 2015 the Credit Facility was amended to reflect the increase to Tranche A permitted borrowings and to extend the maturity date to August 25, 2020 from November 1, 2017. Proceeds from advances under the Credit Facility, with certain restrictions, may be used to repay our existing debt, and to provide financing for working capital, letters of credit, capital expenditures, dividends, share repurchases and other general corporate purposes. Under the Credit Facility, we are required to maintain minimum Excess Availability (as defined in the related Credit Facility agreement) equal to 10% of the Borrowing Base (as defined in the related Credit Facility agreement). The Credit Facility is secured by a security interest in our trade receivables, inventory, equipment, letter of credit rights, cash, intangibles and certain other assets.

As of October 31, 2015 we had $31.6 million of borrowings under the Credit Facility ($25.6 million from Tranche A and $6.0 million from Tranche A-1) and $6.3 million in letters of credit, with $22.0 million of availability under our Credit Facility based on our Borrowing Base formula and minimum Excess Availability requirement. As of November 1, 2014 we had no outstanding borrowings and $6.4 million in letters of credit, with $49.1 million of availability under our Credit Facility based on our Borrowing Base formula and minimum Excess Availability requirement. For the first nine months of fiscal 2015 Tranche A borrowings had a weighted interest rate of 2.46% per annum, and Tranche A-1 borrowings had a weighted interest rate of 3.79% per annum. During the first nine months of fiscal 2015 our average level of direct borrowings was $24.5 million, and our maximum borrowings at any time were $39.9 million. During the nine months ended November 1, 2014 we did not have any direct borrowings under the Credit Facility.

During the four month transition period ended January 31, 2015 we received $15.0 million proceeds from a five-year equipment financing arrangement with our Credit Facility bank, including $13.5 million received in October 2014. The equipment note bears annual interest at 3.38%, with payments of $0.3 million (including interest) due monthly through December 2019. The equipment note is collateralized by substantially all of the material handling equipment at our distribution facility in Florence, New Jersey. As of October 31, 2015 there was $12.9 million outstanding under the equipment note.

During the nine months ended October 31, 2015 and November 1, 2014 we paid cash dividends of $8.3 million (or $0.60 per share) and $8.2 million (or $0.60 per share), respectively. On December 1, 2015 we declared a quarterly cash dividend of $0.20 per share payable on January 21, 2016, which will total approximately $2.8 million. Based on our current quarterly dividend rate of $0.20 per share, we project that we will pay $11.1 million of cash dividends during fiscal 2015 and $11.2 million on an annualized basis.

Our management believes that our current cash and working capital positions, expected operating cash flows and available borrowing capacity, will be sufficient to fund our cash requirements for working capital, capital expenditures (including our relocations) and dividend payments, and to fund stock repurchases, if any, for at least the next 12 months.

Facilities Relocations

In September 2013 we announced our plans to relocate our corporate headquarters and distribution operations from Philadelphia, Pennsylvania to southern New Jersey. We completed the relocation of our corporate headquarters in January 2015 and we completed the relocation of our distribution operations in August 2015. To partially offset the costs of these relocations, the Board of the NJEDA approved us for an incentive package of up to $40 million in benefits under Grow NJ in the form of transferrable income tax credits over a ten-year period from the State of New Jersey. The annual benefit amount available to us is expected to significantly exceed our annual income tax liability to New Jersey. In order to maximize the realizable value of our incentive package, in December 2013 we entered into an agreement with a third party to sell 75% or more of the annual income tax credits awarded to us. Based on this agreement, we project we will realize approximately $36 million from the incentive package, subject to our compliance with the requirements of our incentive package under Grow NJ. In connection with the planned relocations, in September 2014 we sold the building that housed our principal executive offices and distribution facility in a sale and leaseback arrangement. We received $12.5 million cash proceeds and realized a gain of $4.1 million from the sale. Under the leaseback agreement we continued to occupy the premises and used them for the wind down of our business operations through October 31, 2015. As of October 31, 2015 we had capital expenditures associated with these relocations of $39 million, with nearly $4 million of this amount offset by construction allowance contributions from the landlord for our new headquarters building. We previously received $15 million of capital equipment financing through our Credit Facility bank to partially fund the material handling equipment in the new distribution facility.

As previously discussed, we experienced some transitional challenges in August and September resulting from the relocation of our distribution operations. We estimate that our comparable sales for the third quarter and first nine months of fiscal 2015 were negatively impacted by approximately 2.0% and 0.7%, respectively, resulting in lower gross profit and negatively impacting our Diluted EPS. From completion of the relocations of our headquarters and distribution facilities to New Jersey in August 2015 through the remainder of our fiscal year, we estimate that net relocation costs, excluding other charges, will negatively impact our full year fiscal 2015 results by approximately $0.02 per diluted share, as a result of the previously mentioned transitional challenges, partially offset by the expected after-tax earnings benefit from the relocations. Our financial projections of the costs/benefits from our relocations factor the incremental impact of actual costs expected to be incurred, such as occupancy expenses for our new facilities, and actual benefits expected to be realized, such as our Grow NJ benefit, net of operating expenses and depreciation of capital costs that we estimate would otherwise have been incurred. For fiscal 2016 we project that we will realize an after-tax earnings benefit of approximately $0.04 per diluted share and an after-tax cash benefit of approximately $3 million from the relocations.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. These generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our consolidated financial statements and the reported amounts of net sales and expenses during the reporting period. Our critical accounting policies are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended September 30, 2014. As of October 31, 2015 there were no material changes in, or additions to, our critical accounting policies or in the assumptions or estimates we used to prepare the financial information appearing in this report.

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

As of October 31, 2015 we had cash equivalents of $4,000. Our cash equivalents consist of investments in money market funds that bear interest at variable rates. A change in market interest rates earned on our investments impacts the interest income and cash flows, but does not materially impact the fair market value of the financial instruments. Due to the low balance, average maturity and conservative nature of our investment portfolio, we believe a sudden change in interest rates would not have a material effect on the value of our investment portfolio. The impact on our future interest income resulting from changes in investment yields will depend largely on the gross amount of our investment portfolio at that time. However, based upon the conservative nature of our investment portfolio and current experience, we do not believe a decrease in investment yields would have a material negative effect on our interest income.

As of October 31, 2015 the components of our debt portfolio were the $12.9 million equipment note and the $76.0 million Credit Facility, both of which are denominated in United States dollars. The fair value of the debt portfolio is referred to as the “debt value.” The equipment note bears interest at a fixed rate of 3.38%. Although a change in market interest rates would not affect the interest incurred or cash flow related to this fixed rate portion of the debt portfolio, the debt value would be affected.

Our Credit Facility has variable interest rates that are tied to market indices. As of October 31, 2015 we had $31.6 million of direct borrowings and $6.3 million of letters of credit outstanding under our Credit Facility. As of October 31, 2015 Tranche A borrowings under the Credit Facility would have resulted in interest at a rate between 1.69% and 3.75% per annum, and Tranche A-1 borrowings under the Credit Facility would have resulted in interest at a rate between 3.19% and 5.25% per annum. Interest on any future borrowings under the Credit Facility would, to the extent of outstanding borrowings, be affected by changes in market interest rates. A change in market interest rates on the variable rate portion of our debt portfolio would impact the interest expense incurred and cash flows.

The sensitivity analysis as it relates to the fixed rate portion of our debt portfolio assumes an instantaneous 100 basis point move in interest rates from their levels as of October 31, 2015, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the value of the debt by approximately $0.3 million as of October 31, 2015. A 100 basis point decline in market interest rates would cause the debt value to increase by approximately $0.3 million as of October 31, 2015.

Other than as described above, we do not believe that the market risk exposure on other financial instruments is material.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to our management on a timely basis to allow decisions regarding required disclosure. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2015. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of October 31, 2015 these controls and procedures were effective.

Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the fiscal quarter ended October 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table provides information about purchases by us during the three month period August 2, 2015 to October 31, 2015 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2)

August 2 to August 29, 2015	—	—	—	$10,000,000
August 30 to October 3, 2015	334	$10.35	—	$10,000,000
October 4 to October 31, 2015	150	$7.84	—	$10,000,000
Total	484	$9.57	—	$10,000,000

(1)	Represents shares reacquired directly from certain employees to satisfy income tax withholding obligations for such employees in connection with restricted stock awards that vested during the period.
(2)

Our Board of Directors has approved a program to repurchase up to $10.0 million of our outstanding common stock. Under the program, we may repurchase shares from time to time through solicited or unsolicited transactions in the open market or in negotiated or other transactions. In July 2014 our Board of Directors extended our authorized stock repurchase program from July 31, 2014 to July 31, 2016. No shares have been repurchased under this program as of October 31, 2015.

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

Destination Maternity Corporation

Date: December 3, 2015	By:	/s/ Anthony M. Romano
Anthony M. Romano
Chief Executive Officer

Date: December 3, 2015	By:	/s/ Judd P. Tirnauer
Judd P. Tirnauer
Executive Vice President & Chief Financial Officer

INDEX OF EXHIBITS FILED WITH

FORM 10-Q OF DESTINATION MATERNITY CORPORATION

FOR THE QUARTER ENDED OCTOBER 31, 2015

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