Form 10-K
period 2016-01-30
Destination Maternity Corp
filed 2016-04-14
CIK 896985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 30, 2016

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed using $9.87, the price at which the common equity was last sold as of July 31, 2015 (the last trading day of the Registrant’s most recently completed second fiscal quarter), was approximately $134,000,000.

On April 4, 2016 there were 13,982,288 shares of the Registrant’s common stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders, expected to be held in May 2016, are incorporated by reference into Part III of this Form 10-K.

PART I

Historically, our fiscal year ended on September 30. On December 4, 2014 we announced that our Board of Directors approved a change in our fiscal year end from September 30 to the Saturday nearest January 31 of each year. The fiscal year end change aligns our reporting cycle with the National Retail Federation fiscal calendar. We had a transition period from October 1, 2014 through January 31, 2015 and filed a Transition Report on Form 10-Q on March 12, 2015 for such transition period. Our fiscal year 2015 covers the period that began February 1, 2015 and ended January 30, 2016. References in this Form 10-K to our fiscal years prior to fiscal 2015 refer to the fiscal years ended on September 30 in those years, unless otherwise indicated. For example, our “fiscal 2014” ended on September 30, 2014.

As used in this report, the term “retail locations” includes our stores and leased departments and excludes locations where Kohl’s® sells our products under an exclusive product and license agreement, and also excludes international franchised locations. As used in this report, “stores” means our stand-alone stores that we operate in the United States, Canada and Puerto Rico.

Item 1.	Business

Overview

Destination Maternity Corporation (the “Company”, “we”, “us”, “our”) is the leading designer and retailer of maternity apparel in the United States and is the only nationwide chain of maternity apparel specialty stores. As of January 30, 2016 we operate 1,815 retail locations, including 536 stores in the United States, Canada and Puerto Rico, and 1,279 leased departments located within department stores and baby specialty stores throughout the United States, in Puerto Rico and, most recently, in England. We sell merchandise on the Internet, primarily through our Motherhood.com, APeaInThePod.com and DestinationMaternity.com websites. We also sell our merchandise through our Canadian website, MotherhoodCanada.ca, through Amazon.com in the United States, and through websites of certain of our retail partners. We are the exclusive provider of maternity apparel to Kohl’s, which operates more than 1,100 stores throughout the United States and offers our maternity apparel in a significant number of its stores. We operate our 536 stores under three retail nameplates: Motherhood Maternity®, A Pea in the Pod® and Destination Maternity®. In addition to our 536 stores, we operate 1,279 maternity apparel departments, which we refer to as leased departments, within leading retailers such as Macy’s®, buybuy BABY®, Boscov’s®, Harrods and Century 21®. Generally we are the exclusive maternity apparel provider in our leased department locations. As previously announced, in an effort to direct resources to the highest return opportunities and further optimize real estate while reducing costs, we plan to discontinue our Two Hearts® Maternity by Destination Maternity® (“Two Hearts”) line, thus ending our relationship with Sears in June 2016, resulting in the closure of our leased departments within Sears stores. As of January 30, 2016, we operated 475 leased departments within Sears stores. We have also decided to phase out production of our Oh Baby by Motherhood® (“Oh Baby”) line during fiscal 2016 after being informed that Kohl’s has elected to scale back and ultimately discontinue its exclusive license with us for this line in early fiscal 2017.

We have international store franchise and product supply relationships in the Middle East, South Korea, Mexico, Israel and India. As of January 30, 2016 we have 193 international franchised locations, comprised of 25 stand-alone stores in the Middle East, South Korea, Mexico and Israel operated under our retail nameplates, and 168 shop-in-shop locations in South Korea, Mexico and Israel, in which we have a Company-branded department operated by our franchise partners within other retail stores.

We maintain our leading position through our two key brands, which enable us to reach a broad range of maternity customers. Through our 536 stores and certain of our leased departments, we offer maternity apparel under one or both of our two primary brands, Motherhood Maternity (“Motherhood” or “Motherhood Maternity”) at value prices and A Pea in the Pod (“Pea” or “A Pea in the Pod”) at both contemporary and premium prices. Our A Pea in the Pod Collection® (“Pea Collection”) is the distinctive premier maternity apparel line within the A Pea in the Pod brand, featuring exclusive designer label product at premium prices.

We believe that one of our key competitive advantages is our ability to fulfill, in a high-service store environment, all of an expectant or nursing mother’s clothing needs, including casual and career wear, formal attire, lingerie, sportswear and outerwear, in sizes that cover all trimesters of the maternity cycle. We believe that our vertically-integrated business model enables us to offer the broadest assortment of fashionable maternity apparel. We design and contract the manufacture of over 90% of the merchandise we sell using factories located throughout the world, predominantly outside of the United States.

In fiscal 2015 we opened 18 stores. In fiscal 2015 we closed 46 stores, primarily consisting of closings of underperforming stores. In recent years we have evaluated our retail store base to identify and, in many cases, close underperforming stores where we can do so without disproportionate exit cost. These store closings typically add to our profitability by eliminating the operating expense of an underperforming store while also typically transferring some of the sales from the closed store to other stores and/or leased departments we operate in that geographical area.

Currently, we operate 32 stores and one leased department in Canada, including 27 Motherhood stores, four Destination Maternity combo stores and one Destination Maternity superstore, and a Motherhood website under a Canadian URL (MotherhoodCanada.ca). In July 2015 we opened an A Pea in the Pod branded leased department in Harrods department store in London, England. In addition, we currently have franchise agreements in place in the Middle East, South Korea, Mexico, Israel and India. As of January 30, 2016 our merchandise is offered in 193 international franchised locations, including 25 stand-alone stores operated under one of our retail nameplates and 168 shop-in-shop locations.

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

The Company was founded in 1982 as a mail-order maternity apparel catalog. We began operating retail stores in 1985 and completed our initial public offering in 1993. To address multiple price points in maternity apparel and improve operating productivity, we acquired Motherhood Maternity and A Pea in the Pod in 1995 and acquired other maternity apparel specialty chains from 1994 to 2001. Since the acquisitions of Motherhood Maternity and A Pea in the Pod, we have developed and grown these brands. Also, since the 1990s we have partnered with other retailers to sell our products through maternity apparel departments within their stores.

Industry Overview

We are unaware of any reliable external data on the size of the maternity apparel business. We believe that there is an opportunity to grow our business by selling maternity clothes to those pregnant women who currently purchase loose-fitting or larger-sized non-maternity clothing as a substitute or partial substitute for maternity wear. We also believe that our business can grow by reducing the amount of “hand-me-down” and “borrowing” associated with maternity apparel, particularly in the value-priced segment. Additionally, although we are not wholly unaffected by external factors (such as fluctuations in the birth rate), we believe that the demand for maternity apparel is relatively stable when compared to non-maternity apparel. The current rate of approximately four million United States births per year has remained relatively stable over the last decade and this rate is forecasted to continue through 2018.

Our Competitive Strengths

We are the leader in maternity apparel.     We are the leading designer and retailer of maternity apparel in the United States and are the only nationwide chain of maternity apparel specialty stores. We believe that our brands are the most recognized in maternity apparel. We have established a broad distribution network, with stores in a wide range of geographic areas and retailing venues. In addition, we have a leading position across all major price points of maternity apparel through our retail store nameplates and our brands. Our exclusive focus on maternity apparel and our leadership position enable us to gain a comprehensive understanding of the needs of our maternity customers and keep abreast of fashion and product developments that meet her style. We further enhance our leadership position, increase market penetration and build our brands by distributing our products under leased department and international franchise relationships.

We offer a comprehensive assortment of maternity apparel and accessories.     A primary consideration for expectant mothers shopping for maternity clothes is product assortment, as pregnant women typically need to replace at least a portion of their wardrobe. We believe that we offer the widest selection of merchandise in the maternity apparel business. We also offer product for multiple seasons, as pregnant women’s clothing needs vary depending on their due date. Our ability to offer a broad assortment of product is due, in large part, to our vertically-integrated business model, which includes our extensive in-house design and contract manufacturing capabilities.

We are vertically integrated.     We design and contract the manufacture of over 90% of the merchandise we sell. We believe that vertical integration enables us to offer the broadest assortment of maternity apparel, to respond quickly to fashion trends and to optimize in-stock levels.

We are able to enhance our leadership position by distributing our products under select exclusive leased department relationships.     As of January 30, 2016 we operate 1,279 leased departments within leading retailers such as Macy’s, buybuy BABY, Boscov’s, Harrods and Century 21. Generally we are the exclusive maternity apparel provider in our leased department locations. As previously announced we plan to discontinue our Two Hearts line, thus ending our relationship with Sears in June 2016, resulting in the closure of our leased departments within Sears stores. In addition, our leased department relationship with Gordmans ended in March 2016. As of January 30, 2016, we operate 475 leased departments within Sears stores and 100 leased departments in Gordmans stores. We have also decided to phase out production of our Oh Baby line during fiscal 2016 after being informed that Kohl’s has elected to scale back and ultimately discontinue its exclusive license with us for this line in early fiscal 2017. We believe that we have an opportunity to continue to increase the sales we generate from our ongoing leased department relationships by growing our relationships with our current retail partners, as well as potentially developing leased department or licensed relationships with new retail partners.

We have an experienced management team.     We have a management team with significant experience in all aspects of the retail and apparel business, including our Chief Executive Officer (“CEO”), Anthony Romano, who has over 25 years of experience in specialty retail. We have complemented our leadership team by adding experienced specialty retail executives with proven track records in Planning & Allocation, Store Operations, Human Resources, Merchandising, e-Commerce and Strategic Partnerships.

Our Brands

We believe that our brands are the most recognized brands in the maternity apparel business. We sell our merchandise under the following three distinct brands:

Brand	Brand Positioning	Typical Apparel Price Range

Motherhood Maternity	Expansive on-trend fashion assortment ranging from wardrobe essentials to special occasion; offering quality merchandise at affordable value prices	$10 - $50
A Pea in the Pod	Contemporary, fashion-forward assortment including a curated selection of exclusive designer labels at better and premium prices	$25 - $300
Oh Baby by Motherhood	Select assortment of the latest fashions, offering quality merchandise at value prices	$8 - $36 (1)

(1)

Kohl’s, which sells our Oh Baby by Motherhood brand under an exclusive product and license agreement, sets the prices for this merchandise. We have decided to phase out production of our Oh Baby line during fiscal 2016 after being informed that Kohl’s has elected to scale back and ultimately discontinue its exclusive license with us for this line in early fiscal 2017.

Motherhood Maternity.     Our Motherhood Maternity brand serves the moderate priced portion of the maternity apparel business, which has the greatest number of customers. The Motherhood brand is positioned with an expansive on-trend fashion assortment ranging from wardrobe essentials to special occasion, offering quality merchandise at affordable value. We believe that the Motherhood customer shops at moderate-priced department stores, specialty stores and discount stores when she is not expecting.

A Pea in the Pod.     Our A Pea in the Pod brand is a contemporary, fashion-forward assortment including a curated selection of exclusive designer labels at better and premium pricing, offering the mom2be fashionable maternity pieces that reflect her uncompromising sense of style in both casual and career apparel. In our stores that carry A Pea in the Pod brand merchandise, we also offer exclusive maternity versions of select styles from well-known designer and contemporary brands, where we have assisted in developing these maternity versions. We believe that the typical Pea customer shops at upscale department stores and specialty apparel chains when she is not expecting, with the Pea Collection customer typically shopping at higher-end department stores and designer boutiques when she is not expecting.

Oh Baby by Motherhood.     Our Oh Baby by Motherhood collection is available at Kohl’s stores throughout the United States and on Kohls.com. The Oh Baby by Motherhood collection is available under an exclusive product and license agreement with Kohl’s. The collection features a modern assortment of quality fashions, with most items having initial prices (before price promotions) under $40. As of January 30, 2016 Kohl’s operates more than 1,100 stores throughout the United States and offers our maternity apparel in a significant number of its stores. We have decided to phase out production of our Oh Baby line during fiscal 2016 after being informed that Kohl’s has elected to scale back and ultimately discontinue its exclusive license with us for this line in early fiscal 2017.

Retail Nameplates

We sell maternity apparel through our stores, and our leased department and licensed brand relationships, identified in the table below.

Store Nameplate	Description of Target Location	Brand(s) Carried	Typical Apparel Price Range	Average Size (Sq. Ft.)
Stores:

Motherhood Maternity	Mid-priced and moderate regional malls, strip and power centers, and central business districts	Motherhood	$10 - $50	1,800
A Pea in the Pod	Mid-priced and high-end regional malls, lifestyle centers, central business districts and some stand-alone stores in affluent street locations	Pea (including, in some cases, Pea Collection)	$25 - $300	2,100
Destination Maternity	Combo stores located in mid-priced regional malls and lifestyle centers	Motherhood; Pea (including, in some cases, Pea Collection)	$10 - $300	Combo stores 2,900
	Superstores located primarily in outdoor and power centers and central business districts			Superstores 5,900
Leased Departments:

Macy’s	Mid-priced regional malls	Motherhood; Pea (including, in some cases, Pea Collection)	$10 - $300	—
buybuy BABY	Big box power centers	Motherhood; Pea	$10 - $115	—
Boscov’s	Mid-priced and moderate regional malls	Motherhood	$10 - $50	—
Harrods	London, United Kingdom	Pea	$25 - $300	—
Century 21	World Trade Center, New York City	Motherhood; Pea	$25 - $250	—
Exclusive Licensed Brand Relationship:

Kohl’s	Big box power centers	Oh Baby by Motherhood	$8 - $36 (1)	—

(1)

Kohl’s, which sells our Oh Baby by Motherhood brand under an exclusive product and license agreement, sets the apparel price range for this merchandise. We have decided to phase out production of our Oh Baby line during fiscal 2016 after being informed that Kohl’s has elected to scale back and ultimately discontinue its exclusive license with us for this line in early fiscal 2017.

The following table sets forth our store count by nameplate as of January 30, 2016.

Store Nameplate	Number of Stores

Motherhood Maternity	425
A Pea in the Pod	23
Destination Maternity:
Combo stores	53
Superstores	35
Total Destination Maternity stores	88
Total stores (1)	536

(1)	Excludes leased departments, locations where Kohl’s sells our products under an exclusive product and license agreement and international franchised locations.

We believe our ability to lease attractive real estate locations is enhanced due to the brand awareness of our concepts, our multiple price point approach, our highly sought after maternity customer and our real estate management and procurement capabilities. We are the only maternity apparel retailer to provide mall operators with differently priced retail concepts, depending on the mall’s target demographics. We are also able to provide varied store formats for malls whose maternity customers seek a wide range of price alternatives. In addition, in the case of multi-mall operators, we have the flexibility to provide several stores across multiple malls.

Motherhood Maternity Stores.     Motherhood Maternity is our largest chain with 425 stores as of January 30, 2016. Our Motherhood Maternity brand serves the moderate priced portion of the maternity apparel business, which has the greatest number of customers. The Motherhood brand is positioned with an expansive on-trend fashion assortment ranging from wardrobe essentials to special occasion, offering quality merchandise at affordable value. Motherhood stores average approximately 1,800 square feet and are located primarily in mid-priced and moderate regional malls, strip and power centers, and central business districts. Motherhood stores include 93 outlet locations that carry Motherhood-branded merchandise as well as some closeout merchandise. In fiscal 2015 we opened 16 new Motherhood stores including outlets and closed 41 Motherhood stores including outlets. As of January 30, 2016 we operated 32 Motherhood stores in Canada and believe that market opportunities may permit us to open additional stores in Canada in the future.

A Pea in the Pod Stores.     As of January 30, 2016 we had 23 A Pea in the Pod stores. Our A Pea in the Pod brand is a contemporary, fashion-forward assortment including a curated selection of exclusive designer labels at better and premium pricing, offering the mom2be fashionable maternity pieces. A Pea in the Pod stores average approximately 2,100 square feet and are located in mid-priced regional malls, lifestyle centers and central business districts while others are located in upscale venues, including Beverly Hills, Water Tower Place (Chicago), South Coast Plaza (Orange County, California) and Newbury Street (Boston). In fiscal 2015 we opened one Pea store and closed two Pea stores.

Destination Maternity Stores.     As of January 30, 2016 we had 88 Destination Maternity nameplate stores averaging approximately 4,100 square feet, including 53 Destination Maternity combo stores and 35 Destination Maternity superstores. Our Destination Maternity stores carry both of our primary brands (Motherhood and Pea). Our Destination Maternity combo stores are larger (average of approximately 2,900 square feet) than our single-brand stores. Our Destination Maternity superstores carry both of our primary brands, plus an expanded line of maternity-related accessories, nursing products, health and fitness products, books, and body and nutritional products. Our Destination Maternity superstores also typically feature a “relax area” for husbands and shoppers alike, and an inside play area for the pregnant mom’s toddlers and young children. Destination Maternity superstores range from nearly 3,700 square feet to approximately 11,400 square feet, with an average of approximately 5,900 square feet for the 35 stores open as of January 30, 2016. In fiscal 2015 we opened one Destination Maternity store and closed three Destination Maternity stores.

Leased Departments.     In addition to the stores we operate, we have arrangements with department stores and baby specialty stores, including Macy’s, buybuy BABY, Boscov’s, Harrods and Century 21 to operate maternity apparel departments in their stores. Generally we are the exclusive maternity apparel provider in our leased department locations. We staff these leased departments at varying levels and maintain control of the pricing and promotional terms, as well as the timing and degree of the markdowns of our merchandise that is sold in the leased departments. We operate our leased departments during the same hours and days as the host store and are responsible for replenishment of the merchandise in the leased departments. These leased departments typically involve the lease partner collecting all of the revenue from the leased department. The revenue is remitted to us, less a fixed percentage of the net sales earned by the lease partner as stipulated in each agreement.

The following table sets forth our leased department count by retail partner as of January 30, 2016.

Retail Partner	Number of Leased Departments

Macy’s	555
Sears	475	(1)
buybuy BABY	103
Gordmans	100	(2)
Boscov’s	44
Harrods	1	(3)
Century 21	1
Total leased departments (4)	1,279

(1)	We plan to discontinue our Two Hearts line, thus ending our relationship with Sears in June 2016, resulting in the closure of our leased departments within Sears stores.
(2)	During March 2016 our relationship with Gordmans ended.
(3)	In July 2015 we opened an A Pea in the Pod branded leased department in Harrods department store in London, England.
(4)	Excludes locations where Kohl’s sells our products under an exclusive product and license agreement, and international franchised locations.

International.      Currently, we operate 32 stores and one leased department in Canada, including 27 Motherhood stores, four Destination Maternity combo stores and one Destination Maternity superstore, and a Motherhood website under a Canadian URL

(MotherhoodCanada.ca). In July 2015 we opened an A Pea in the Pod branded leased department in Harrods department store in London, England.

We have a franchise agreement with Multi Trend, a member of the Al-Homaizi Group, covering six key markets in the Middle East. As of January 30, 2016 our Motherhood and Pea merchandise is offered in 16 franchise stores operating in the Middle East.

We have a franchise agreement with Agabang & Company, to sell our brands in South Korea. Our Motherhood and Pea merchandise is available for sale in maternity shop-in-shops operated by Agabang in its Agabang Gallery and Nextmom stores (which carry infant and children’s apparel and non-apparel merchandise, as well as maternity apparel) and other retail stores, and in franchise stores in South Korea. As of January 30, 2016 our Motherhood and Pea merchandise is offered in 31 shop-in-shops and three franchise stores in South Korea.

We have a franchise agreement with El Puerto de Liverpool, S.A.B. de C.V., the largest department store company in Mexico.  Our Motherhood Maternity and A Pea in the Pod product available for sale primarily in maternity shop-in-shops located in Liverpool’s department stores (which carry a wide range of products, including infant and children’s apparel and non-apparel merchandise, as well as maternity apparel) throughout Mexico, and in select freestanding franchise stores in Mexico. As of January 30, 2016 our Motherhood and Pea merchandise is offered in 101 shop-in-shops and four franchise stores in Mexico.

In October 2014 we announced our expansion into Israel through a franchise agreement with H&O Fashion Ltd., one of Israel's largest and dominant fashion-retail chains. In June 2015 we commenced our expansion into Israel and Destination Maternity brands are offered through both shop-in-shops in select H&O stores and freestanding Destination Maternity stores. As of January 30, 2016 our Motherhood and Pea merchandise is offered in 36 shop-in-shops and two franchise stores in Israel.

In October 2015 we entered into a franchise agreement with Rhea Retail Private Limited, a leader in the sale of women’s, children’s, and infants’ clothing and accessories in India. The initial franchise stores through our arrangement in India are expected to open during the second half of fiscal 2016.

We continue to evaluate other international sales opportunities. As our Middle East, South Korea, Mexico, Israel and India franchise relationships demonstrate, our initial international strategy has primarily consisted of franchising, licensing or similar arrangements with foreign partners. Our future international strategy may include franchising or licensing arrangements with foreign partners, as well as potentially entering into wholesale business arrangements, entering into joint ventures or developing our own operations in certain countries.

Internet Operations

We sell our merchandise on the Internet primarily through our brand-specific websites, Motherhood.com and APeaInThePod.com, as well as through our DestinationMaternity.com website. We also sell our merchandise through our Canadian website, MotherhoodCanada.ca, through Amazon.com in the United States, and through websites of certain of our leased department and licensed brand retail partners. We believe that many pregnant women, particularly millennials, use the Internet to find maternity-related information and to purchase maternity clothes. Our websites are therefore important tools for educating existing and potential customers about our brands and driving traffic to our stores. Our marketing and technology capabilities and the replenishment capabilities of our distribution facilities and stores enable us to incorporate Internet design, operations and fulfillment into our existing operations. We believe that our Internet operations represent a continued growth opportunity for us both by increasing Internet sales and by using the Internet to drive store sales. In light of the importance of this channel, we have made the important decision to invest in the re-platforming of our sites through integration with a best-in-class enterprise cloud commerce solution. The provider is the category-defining leader of enterprise cloud commerce solutions used by a variety of best-in-class Internet retailers, including a significant number of fashion focused specialty retailers. We believe this integration will help us keep current with the ever changing digital landscape while focusing our efforts on our core merchandising and operational strengths. Our re-designed sites are scheduled to launch in the fourth quarter of fiscal year 2016.

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

Operations

Merchandising Operations Teams.     To obtain maximum efficiencies, we are organized primarily along functional lines, such as merchandising, design, planning and allocation, and production. Our merchandising, design, and planning and allocation teams are organized on a brand-specific basis. Each brand team is led by the head merchant and includes a brand-specific head designer and head planner. These teams are also supported by centralized production, purchasing, marketing and other necessary professionals.

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

The field/store management reporting structure consists of zone store directors, regional managers, district managers and store managers. Generally, these members of field/store management are each eligible to receive incentive-based compensation related to store, district and regional performance.

Merchandising, Design and Inventory Planning and Allocation

Merchandising.     Our product styling decisions are based on current fashion trends, as well as input from our designers and outside vendors as we seek to create fashionable product that flatters and comfortably fits the pregnant woman’s body, allowing her to maintain her pre-pregnancy sense of style. We strive to maintain an appropriate balance between introducing new and proven styles, as well as between basic essential wardrobe pieces and fashion items. Each brand has its own team of merchants, designers and planners. These teams are led by the head merchant of the brand who each report to our Senior Vice President of Merchandising and Design.

Design.     Our design department creates and produces samples and patterns for our manufactured products in partnership with our merchandising department. The design of our products begins with a review of global runway trends, current non-maternity retail fashion trends, fashion reporting service information and fabric samples. The designers review our best selling items from prior seasons and integrate current fashion ideas from the non-maternity apparel business.

Planning and Allocation.     Our inventory planning and allocation department is responsible for planning future inventory purchases and pricing, as well as targeting overall inventory levels and turnover. We establish target inventories for storefronts within each channel with the goals of optimizing our merchandise assortment and turnover, maintaining adequate depth of merchandise by style and managing closeout and end-of-season merchandise consolidation. Our planning and allocation team continually monitors and responds to consumer demand through utilization of available tools. Our capabilities to perform these tasks will be significantly enhanced with the implementation of our new cloud-based allocation tool and related processes that will become functional in fiscal 2016.

Production and Distribution

We design and contract the manufacture of over 90% of the merchandise we sell using factories located throughout the world, predominantly outside of the United States. In fiscal 2015 we focused on reducing our contractor base and the countries in which they operate to improve costs, streamline operations, ensure quality and improve speed to market. We maintain the flexibility to add new contractors, if necessary, to fulfill our sourcing needs. No individual contractor represents a material portion of our production. A majority of our merchandise is purchased “full package” as finished product made to our specifications, typically utilizing our designs. Fabric, trim and other supplies are obtained from a variety of sources. Substantially all of the merchandise produced outside of the United States is paid for in United States dollars.

Our production personnel work with our suppliers abroad to ensure quality control, compliance with our design specifications and timely delivery of finished goods. This quality control effort is enhanced by our Internet-based contracting and logistics systems, which include features such as measurement specifications and digital photography. We use a third-party consulting firm to help monitor working conditions at our contractors’ facilities on a worldwide basis.

In September 2013 we announced our plans to relocate our corporate headquarters and distribution operations from Philadelphia, Pennsylvania to southern New Jersey. In January 2015 our corporate office operations (which were split between our headquarters at North 5th Street in Philadelphia and our offices in the Philadelphia Navy Yard) moved twelve miles from the previous North 5th Street headquarters facility to a 74,000 square foot Class A office building in Moorestown, New Jersey. In August 2015 our distribution operations (which were located at North 5th Street in Philadelphia) moved approximately 23 miles from the previous North 5th Street distribution center to a new 406,000 square foot build-to-suit distribution center in Florence, New Jersey. In connection with the planned relocations, in September 2014 we sold the building that housed our principal executive offices and distribution facility in a sale and leaseback arrangement. Under the agreement we continued to occupy the premises and used them for the wind down of our business operations through October 31, 2015.

Finished garments from manufacturers and vendors are received at our distribution center in Florence, New Jersey. Garments are inspected and then channeled into our automated storage and retrieval devices, as well as traditional bulk storage. The Florence distribution facility utilizes a fully-integrated equipment and software system capable of servicing all business channels. This integrated system allows for optimum inventory utilization, rapid replenishment and extremely accurate fulfillment of all orders. Retail location replenishment decisions are made based upon target inventories established by our planning and allocation department and individual retail location sales data and will be enhanced with the implementation of our new cloud-based allocation tool. Freight is routed through small parcel carriers while utilizing zone-skipping methodologies, which improves cost effectiveness and speed to market.

Since 2003 we have been certified to participate in Customs-Trade Partnership Against Terrorism (“C-TPAT”), a United States Department of Homeland Security sponsored program, with United States Customs and Border Protection (“U.S. Customs”), through which we implement and monitor our procedures to manage the security of our supply chain as part of the effort to protect the United States and our imported products against potential acts of terrorism. Since 2005 we have been certified to participate in the Importer Self-Assessment Program (“ISA”), a U.S. Customs program available only to C-TPAT participants with strong internal controls. Through our participation in the ISA program, we assume responsibility for monitoring our own compliance activities with applicable U.S. Customs regulations in exchange for certain benefits, which may help increase efficiency in importing. These benefits include exemption from certain government audits, increased speed of cargo release from U.S. Customs, front of the line access to U.S. Customs cargo exams, enhanced prior disclosure rights from U.S. Customs in the event of alleged trade violations, availability of voluntary additional compliance guidance from U.S. Customs, and less intrusive government oversight of trade compliance. In 2010 we were granted Tier 3 Status within the C-TPAT program, the highest level of recognition currently available. In 2013 we participated in a revalidation of our C-TPAT process in Vietnam with U.S. Customs.

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

Information Technology Systems

Historically, our information technology systems have been developed in-house or highly customized versions of external software with our custom Enterprise Resource Planning (“ERP”) system serving as the central brain of most of our systems, including our core merchandising system. Our current ERP system manages our production inventories, documentation, purchase orders and scheduling. In addition we have an in-house developed Internet-based point-of-sale system that provides daily access to financial and merchandising information in addition to payment processing. This point-of-sale system feeds information back to the ERP for use in our core merchandising tasks.

Although our current systems, including our in-house developed ERP and point of sale systems, are serviceable and adequate to meet our business needs, we have identified improving our systems over the next few years as a core strategy to enable repeatable and scalable success. An important part of this strategy is the implementation of best-in-class third-party software programs to add key functionality. In furtherance of this strategy, in fiscal 2016 we will launch new best-in-class planning and allocation software, a new web platform and a new e-commerce focused order management system.

In August 2015 we completed the relocation of our distribution operations to a new 406,000 square foot distribution center in Florence, New Jersey. Our new warehouse management system enhances our business workflow and decision making process while reducing the time to deliver product to our stores.

Given the importance of our information technology systems, we have taken extensive measures to ensure their responsiveness and security. Our hardware and communications systems are based on a redundant and multiprocessing architecture, which allows their continued operation on a parallel system in the event that there is a disruption within the primary system. We have two data centers supporting our business functions: one in our corporate headquarters location in Moorestown, New Jersey and the second in distribution center in Florence, New Jersey. The data centers communicate via diverse broadband connections using multiple service providers. In addition, our software programs and data are backed up and securely stored off-site.

Advertising and Marketing

Our advertising and marketing program serves to strengthen the power of our brands, to drive traffic to our stores, to increase customer loyalty and word-of-mouth referrals, and to support our e-commerce platforms. The key objectives of our marketing strategy are helping every new mom2be discover our brands and recognize us as the authority in maternity fashion; motivating her to purchase; reaffirming her decision to shop with us was the right one; and creating a memorable experience that she will share.

We understand that our customers have a limited window of need, so we target our messaging through a robust customer relationship management (CRM) program that utilizes focused email messaging and traditional direct-mail advertising. In addition, we advertise on her favorite websites and provide social media content to ensure that our messaging reaches and engages her. On our own e-commerce sites we have additional marketing opportunities through exclusive sales and on-site features that help our customers discover the right fashion to fit her style based on her pregnancy stage.

In our stores we use inspirational imagery and informative signage to enhance each customer’s shopping experience and to encourage her to buy. Our in-store signage provides visuals of seasonal collections and new styles. Our publicity efforts generate editorial coverage locally and nationally in a variety of media formats for our brands. In addition, our public relations efforts and partnerships with bloggers, celebrities and other third parties expand our reach.

Through this omni-channel marketing strategy we are able to connect and engage with the mom2be to convince her that her pregnancy can be both fun and fashionable.

Competition

Our business is highly competitive and characterized by low barriers to entry, especially online. The following are several factors important to competing successfully in the retail apparel industry: ability to anticipate fashion trends and customer preferences; product procurement and pricing; breadth of selection in sizes, colors and styles of merchandise; inventory control; quality of merchandise; store design and location; visual presentation and advertising; customer service; and reputation. We face competition in our maternity apparel lines from various sources, including department stores, specialty retail chains, discount stores, independent retail stores and catalog and Internet-based retailers, from both new and existing competitors. Many of our competitors are larger and have substantially greater financial and other resources than us. Our better and premium-priced merchandise faces a highly fragmented competitive landscape that includes locally based, single unit retailers, as well as a handful of multi-unit maternity operations, none of which we believe has more than 10 stores nationwide. In the value-priced maternity apparel business, we currently face competition on a nationwide basis from retailers such as Gap®, H&M®, Old Navy®, Target® and Wal-Mart®. Substantially all of these competitors also sell maternity apparel on their websites. We also face increasing competition from Internet-based retailers such as ASOS, Pink Blush, Zulily and Hatch.

Employees

As of January 30, 2016 we had approximately 1,400 full-time and 2,800 part-time employees. None of our employees are covered by a collective bargaining agreement. We consider our employee relations to be good.

Executive Officers of the Company

The following table sets forth the name, age and position of each of our executive officers:

Name	Age	Position

Anthony M. Romano	53	Chief Executive Officer & President
Judd P. Tirnauer	47	Executive Vice President & Chief Financial Officer
Ronald J. Masciantonio	39	Executive Vice President & Chief Administrative Officer

Anthony M. Romano has served as our Chief Executive Officer since August 2014 and assumed the additional title of President in December 2015. Prior to joining us, Mr. Romano held executive leadership positions at major publicly-held retailers, including as CEO and President of Charming Shoppes, both before and after its acquisition by Ascena Retail Group, Inc., and ANN INC. Mr. Romano began his career as a certified public accountant with the predecessor firm to Ernst & Young. Mr. Romano is a member of the Board of Directors and Chairman of the Finance Committee of Benco Dental Supply Company. Mr. Romano is a summa cum laude graduate of Syracuse University where he earned a Bachelor of Science degree in Accounting.

Judd P. Tirnauer has served as our Executive Vice President & Chief Financial Officer since November 2011. From July 2008 to November 2011 Mr. Tirnauer served as our Senior Vice President & Chief Financial Officer, having previously served as our Vice President—Finance from June 2005 to July 2008, Vice President—Financial Planning & Analysis from October 2003 to June 2005, and Director of Financial Planning & Analysis from the time he joined us in November 2001 until October 2003. Mr. Tirnauer has earned both a Master of Business Administration degree and a Juris Doctorate legal degree, and has earned a Certified Public Accountant designation. On March 29, 2016 we announced that Mr. Tirnauer has resigned as Executive Vice President & Chief Financial Officer effective April 22, 2016 to take a senior leadership role with a private specialty retailer.

Ronald J. Masciantonio has served as our Executive Vice President & Chief Administrative Officer since November 2012. From November 2012 to August 2013 Mr. Masciantonio also served as our General Counsel. From November 2011 until November 2012 Mr. Masciantonio served as our Executive Vice President & General Counsel, having previously served as our Senior Vice President & General Counsel from April 2010 to November 2011 and, prior to that, as our Vice President & General Counsel from August 2006. In August 2006 Mr. Masciantonio rejoined us, after having previously served as our Assistant General Counsel from February 2004 to May 2005. From May 2005 to August 2006 Mr. Masciantonio was Assistant General Counsel, North America for Taylor Nelson Sofres, N.A., a market research company with global headquarters in London, England. Prior to joining us originally in February 2004 Mr. Masciantonio was an Associate at the law firm of Pepper Hamilton LLP in Philadelphia, Pennsylvania from September 2001 to February 2004. Mr. Masciantonio earned a Juris Doctorate legal degree from Temple University School of Law in Philadelphia, Pennsylvania. Mr. Masciantonio is also a member of the Board of Directors of the Chamber of Commerce of Southern Jersey.

Our executive officers are appointed annually by our Board of Directors and serve at the discretion of the Board. There are no family relationships among any of our executive officers.

Intellectual Property

We own trademark and service mark rights that we believe are sufficient to conduct our business as currently operated. We own several trademarks, including Destination Maternity Corporation®, A Pea in the Pod®, A Pea in the Pod Collection®, Motherhood®, Motherhood Maternity®, Destination Maternity®, Motherhood Maternity Outlet® and Secret Fit Belly®.

Seasonality

Our business, like that of many other retailers, is seasonal. Our quarterly net sales were historically highest in the peak Spring selling season during our third fiscal quarter that previously ended on June 30 of our fiscal years that ended on September 30.  Under our new 4-5-4 retail fiscal calendar ending on the Saturday nearest January 31 of each year, the peak Spring selling season will generally occur during our new first and second fiscal quarters. Given the historically higher sales level in that timeframe and the relatively fixed nature of most of our operating expenses, we have typically generated a very significant percentage of our full year operating income and net income during the calendar months of March through May. We expect our typical seasonal trends to continue in future periods within our new fiscal calendar. Results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. Quarterly results may fluctuate materially depending upon, among other things, increases or decreases in comparable sales, the timing of new store openings and closings, and new leased department openings and closings, net sales and profitability contributed by new stores and leased departments, the timing of the fulfillment of purchase orders under our product and license arrangements, adverse weather conditions, shifts in the timing of certain holidays and promotions, changes in inventory and production levels and the timing of deliveries of inventory, and changes in our merchandise mix.

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

Our sales, comparable sales and quarterly results of operations have fluctuated in the past and can be expected to continue to fluctuate in the future and are affected by a variety of factors, including:

•	the opening of new stores, the closing of existing stores, and the success of our leased department and international franchise relationships;
•	the timing of new store openings, and leased department and international franchised business openings;
•	the timing of the fulfillment of purchase orders under our product and license arrangements;
•

any disruption to our operations that may arise in connection with the implementation of system enhancements (such as our new third-party planning and allocation tool, our new e-commerce platform or our new e-commerce order management systems;

•	the extent of cannibalization of sales volume of some of our existing retail locations by our new retail locations opened in the same geographic markets or by our Internet sales;
•	changes in our merchandise mix;
•	any repositioning of our brands;
•	general economic conditions and, in particular, the retail sales environment;
•	calendar shifts, including shifts of holiday or seasonal periods, occurring in a given calendar period;
•	changes in pregnancy rates and birth rates;
•	actions of competitors;
•	the level of success and/or actions of anchor tenants where we have stores, or leased department and international franchise relationships;
•	fashion trends; and
•	weather conditions and seasonality.

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

We may not be successful in maintaining and expanding our business and opening new retail locations.

Any future growth depends significantly on:

•	our ability to successfully establish and operate new stores on a profitable basis;
•

our ability to improve and expand our e-commerce business in an increasingly competitive environment (including by gaining the benefits from, and mitigating the risks of, our e-commerce re-platforming initiative);

•	our ability to successfully establish new, and to maintain our current, leased department relationships, and to operate such leased department relationships on a profitable basis; and
•	the success and profitability of our international business, including our ability to successfully establish new, and to maintain our current, international franchise relationships.

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

Our ability to establish and operate new stores and our leased department relationships successfully depends on many factors, including, among others, our ability to:

•	identify and obtain suitable store locations, including mall locations, the availability of which is outside of our control;
•	retain existing, expand existing and establish new leased department relationships;
•	negotiate favorable lease terms for stores, including desired tenant improvement allowances;
•	negotiate favorable lease terminations for existing store locations in markets where we intend to open new Destination Maternity combo stores or superstores;

•	source sufficient levels of inventory to meet the needs of new stores and our leased department relationships;
•	successfully address competition, merchandising and distribution challenges; and
•	hire, train and retain a sufficient number of qualified store personnel.

The success and profitability of our international business depends on many factors, including, among others:

•	our ability to retain our current international franchisees and our ability to identify and reach agreement with new international franchisees or partners;
•	the ability of our international franchisees or partners to identify and obtain suitable store locations, including mall locations, the availability of which is outside of their control;
•	the ability of our international franchisees or partners to negotiate favorable lease terms for stores, including desired tenant improvement allowances;
•	our ability to source sufficient levels of inventory to meet the needs of our franchisees’ or partners’ international operations;
•	our ability and the ability of our international franchisees or partners to successfully address competition, merchandising and distribution challenges; and
•	the ability of our international franchisees or partners to hire, train and retain a sufficient number of qualified store personnel.

The success and profitability of our e-commerce business depends on many factors, including, among others, our ability to:

•	successfully re-platform our retail websites from a customized in-house system to a third-party software as a service (“SaaS”) platform and to mitigate any associated risks of this transition;
•	successfully implement a new e-commerce-focused third-party SaaS order management system, and to mitigate any associated risks of this transition;
•	drive traffic to our retail websites through our, digital marketing and search engine optimization initiatives;
•	changes in federal or state regulation that may impose restrictions on e-commerce or make e-commerce more costly, including privacy or other consumer protection laws;
•	breaches of Internet security; and
•	failure to keep up with changes in technology.

There can be no assurance that we will be able to grow our business and achieve our goals. Even if we succeed in establishing new stores, further developing our leased department relationships, and further expanding our international relationships, we cannot assure that these initiatives will achieve planned revenue or profitability levels in the time periods estimated by us, or at all. If any of these initiatives fails to achieve or is unable to sustain acceptable revenue and profitability levels, we may incur significant costs. For example, in fiscal 2016 we have ended or will end our leased department relationships with both Gordmans and Sears. Although we believe that the cessation of these relationships will allow us to place a greater focus on our core brands, Motherhood Maternity and A Pea in the Pod, and thus will ultimately be beneficial to the Company as a whole from a profitability perspective, there is no guarantee of success.

Our business, financial condition and results of operations may be materially and adversely impacted at any time by a significant number of competitors.

We operate in a highly competitive environment characterized by few barriers to entry. We compete against department stores, specialty retail chains, discount stores, independent retail stores and catalog and Internet-based retailers. Many of our competitors are larger and have substantially greater financial and other resources than us. Further, we do not typically advertise using television and radio media and thus do not reach customers through means our competitors may use. Our mid- and premium-priced merchandise faces a highly fragmented competitive landscape that includes locally-based, single-unit retailers, as well as a handful of multi-unit maternity operations, none of which we believe have more than 10 stores nationwide. In the value-priced maternity apparel business, we face competition on a nationwide basis from retailers such as Gap, H&M, Old Navy, Target and Wal-Mart. Substantially all of these competitors also sell maternity apparel on their websites. We also face increasing competition from Internet-based retailers such as ASOS, Pink Blush, Zulily and Hatch. Our business, financial condition and results of operations may be materially and adversely affected by this competition, including the potential for increased competition in the future. For example, the maternity apparel business has previously experienced oversupply conditions due to increased competition in the maternity apparel business, which resulted in a greater level of industry-wide markdowns and markdowns recognized by us on sales from our retail locations. There can be no assurance that these conditions will not occur again or worsen.

Our relationships with third-party retailers may not be successful.

We cannot guarantee successful results from or the continuation of our leased department relationships with third-party retailers such as Macy’s, buybuy BABY, Boscov’s, Harrods and Century 21. Under our agreements with our retail partners, those partners do not make any promises or representations as to the potential amount of business we can expect from the sale of our product in their stores. For example, our relationships with Sears, Gordmans and Kohl’s will wind down substantially or end altogether by the end of fiscal 2016. The success of our leased department business is highly dependent on the actions and decisions of the third-party retailers, which are outside of our control. The retailers could limit the merchandise carried, close stores, go out of business or terminate their agreements with us. Our failure to properly manage our leased department business (including any failure by us in timely delivering goods to any third-party retailer or any failure to respond to the actions of, or changes in, business conditions at third-party retailers) would have a direct impact on the profitability and continuation of these relationships.

Our relationships with third-party retailers may be terminated at any time.

We cannot guarantee the continuation of our leased department relationships with third-party retailers.  Such retailers can discontinue our products at any time and offer a competitor’s maternity apparel products, or none at all. The contractual commitments of our retailer customers are not long-term in nature. For example, our relationships with Sears, Gordmans and Kohl’s will wind down substantially or end altogether by the end of fiscal 2016. Continued positive relations with a retailer depend upon various factors, including price, customer service, consumer demand and competition. Certain of our retailers have multiple vendor policies and may seek to offer a competitor’s products or services at new or existing locations. If any significant retailer materially reduces, terminates or is unwilling to expand its relationship with us, or requires price reductions or other adverse modifications in our selling terms, our sales would suffer.

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

Our business depends upon sustained demand for maternity clothing. Our future performance will be subject to a number of factors beyond our control, including demographic changes, fashion trends, economic conditions, consumer spending and general health concerns that may impact the number of pregnant women. If demand for maternity clothing were to decline for any reason, such as a decrease in the number of pregnancies, our operating results could be materially and adversely affected. For example, according to the United States Census Bureau and United States Centers for Disease Control and Prevention, births increased nominally from calendar 2013 to calendar 2014, and declined a total of approximately 8.9% from calendar 2007 to calendar 2013. Although recent statistics suggest that this trend has slowed or reversed, if this trend had continued it could negatively affect our business and results of operations. Additionally, our operating results could be materially and adversely affected if certain non-maternity women’s apparel fashions have a more pregnancy-friendly fit. For example, we have been negatively impacted by the recent popularity of many looser-fitting fashion trends in the non-maternity women’s apparel market, such as maxi dresses, baby doll dresses, active bottoms with elastic waists, other soft knit elastic-waist bottoms and shorts, and oversized peasant-style woven tops, all of which can more readily fit a pregnant woman than typical non-maternity fashions, and could thus be purchased in numerous non-maternity retail stores. Downturns, or the expectation of a downturn, in general economic conditions could materially and adversely affect consumer spending patterns, our business, financial condition and results of operations. In addition, the specialty apparel retail business historically has been subject to cyclical variations. Consumer purchases of specialty apparel products, including maternity wear, may decline during recessionary periods and at other times when disposable income is lower. Declines in consumer spending patterns may have a more negative effect on apparel retailers than some other retailers. Therefore, we may not be able to maintain our historical sales and earnings, or remain as profitable, if there is a decline in consumer spending patterns. A prolonged economic downturn could have a material adverse impact on our business and results of operations.

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

We may not actually collect the incentive package benefits offered to us in connection with the relocations of our headquarters and distribution facility.

In fiscal 2015 we completed the relocation of our corporate headquarters and distribution operations from Philadelphia, Pennsylvania to southern New Jersey. To help us offset the costs of these relocations, the Board of the New Jersey Economic Development Authority approved us for an incentive package of $40 million in benefits, over a 10-year period, from the State of New Jersey under the Grow New Jersey Assistance Program. In order to receive the benefits of the incentive package we need to meet certain levels of annual jobs and other requirements. If we do not meet these job levels or other requirements on an annual basis, we will not receive some or all of the benefits. Our inability to receive these benefits could have a material adverse impact on our business and results of operations.

We require a significant amount of cash to fund our operations and future growth.

Our ability to fund our operations and future growth, depends upon our ability to generate cash. Our success in generating cash depends upon the results of our operations and the amount of cash we use in investing activities, as well as upon general economic, financial, competitive and other factors beyond our control.

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

Our $32.0 million term loan bears interest at a variable rate equal to a LIBOR rate (with a 1.00% LIBOR floor) plus 7.50%. Borrowings under our $70.0 million revolving credit facility bear interest at a variable rate equal to, at our election, either the lender’s base rate plus 0.50%, or a LIBOR rate plus 1.50%. Additional borrowings under our revolving credit facility, which could significantly increase in the future, would bear interest at a variable rate. We have exposure for the variable interest rate indebtedness under these debt instruments and, as a result, an increase in interest rates could result in a substantial increase in interest expense, especially if borrowings under our revolving credit facility increase.

We are heavily dependent on our information technology systems and our ability to effectively maintain and upgrade these systems from time to time. Pending upgrades to our inventory planning and allocation systems and e-commerce platform may not be successful.

Historically, the operation of our vertically-integrated business model relied heavily dependent on our internally-developed information technology systems (“IT Systems”). In particular, we have relied on point-of-sale terminals, which provide information to our core merchandise system used to track sales and inventory, and on our Internet websites through which we sell merchandise to our customers. In order to ensure that our systems are adequate to handle our anticipated business growth and are upgraded as necessary to effectively manage our store inventory and our e-commerce operations, we have decided to augment our internal IT Systems with best-in-class third party solutions. We are in the late stages of implementing a new merchandise allocation system and we are in the early stages of re-platforming our historically internally-managed e-commerce website to a leading third party digital commerce solution provider, to be integrated with a third party e-commerce order management system. The cost of these system upgrades and enhancements may be significant. There can be no assurance that our investment in these new systems will be successful or that the transition to these new systems will not result in disruptions to our business. If these systems are not successful or if we suffer any such disruptions, our business and results of operations could be materially and adversely affected.

We have two data centers supporting our business functions: one in our corporate headquarters location in Moorestown, New Jersey and the second in our distribution center in Florence, New Jersey. Although our software programs and data are backed up and securely stored off-site, our servers and computer systems, and our operations are vulnerable to damage or interruption from:

•	fire, flood and other natural disasters;
•	power loss, computer systems failures, Internet and telecommunications or data network failures;
•	operator negligence, and improper operation by or supervision of employees;
•	physical and electronic loss of data or security breaches, misappropriation and similar events; and
•	computer viruses.

Any disruption in the operation of our IT Systems, the loss of employees knowledgeable about such systems or our failure to continue to effectively modify such systems could interrupt our operations or interfere with our ability to monitor inventory, which could result in reduced net sales and affect our operations and financial performance. Our business and results of operations could be materially and adversely affected if our servers and systems were inoperable, inaccessible, or inadequate. In addition, any interruption in the operation of our Internet websites could cause us to lose sales due to the inability of customers to purchase merchandise from us through our websites during such interruption.

From time to time, we improve and upgrade our IT Systems and the functionality of our Internet websites. For example, we are currently in the process of implementing a new planning and allocation tool and we have made the decision to re-platform our retail websites from a customized in-house system to an SaaS platform. If we are unable to maintain and upgrade our systems, to integrate new and updated systems, or to successfully re-platform our Internet websites in an efficient and timely manner, our business and results of operations could be materially and adversely affected.

Failure to execute our new inventory management strategy could adversely affect our business.

We design and contract the manufacture of over 90% of the merchandise we sell using factories located throughout the world, predominantly outside of the United States. Fluctuations in the maternity apparel retail market impact the levels of inventory we hold, as merchandise is typically ordered from our contract manufacturers well in advance of the applicable selling season and frequently before fashion trends are confirmed by customer purchases. In addition, the nature of the retail maternity apparel business requires us to carry a significant amount of inventory. As a result, we are vulnerable to demand and pricing shifts and to suboptimal selection and timing of merchandise purchases. In the past, we have not always predicted our customers’ preferences and acceptance levels of our merchandise with accuracy. If sales do not meet expectations, too much inventory may cause excessive markdowns and, therefore, lower than planned margins.

We have recently adopted key strategic initiatives designed to optimize our inventory levels and increase the efficiency and responsiveness of our supply chain, including a new product life cycle calendar and the creation of a new inventory planning and allocation team. Combined with our new retail calendar fiscal year, these new initiatives are intended to allow more proactive and deliberate inventory allocation and replenishment based on forecasting and channel dynamics, including mid-season adjustment. These initiatives involve significant systems and operational changes and we have limited experience operating in this manner. If we are unable to implement these initiatives successfully, we may not realize the return on our investment that we anticipate, and our operating results could be materially adversely affected.

A cybersecurity incident could have a negative impact on our business and results of operations.

A cyber attack may bypass the security for our IT Systems causing an IT System security breach and leading to a material disruption of our IT Systems and/or the loss of business information and/or Internet sales. Such a cyber attack could result in any of the following:

•	theft, destruction, loss, misappropriation or release of confidential data or intellectual property;
•	operational or business delays resulting from the disruption of IT Systems and subsequent clean-up and mitigation activities;
•	negative publicity resulting in reputation or brand damage with our customers, partners or industry peers; and
•	loss of sales generated through our Internet websites through which we sell merchandise to customers, to the extent these websites are affected by a cyber attack.

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

To support our distribution of product throughout the world, we currently operate a distribution facility in Florence, New Jersey. Finished garments from contractors and other manufacturers are inspected and stored in our distribution facility. We do not have other distribution facilities to support our distribution needs. If our distribution facility were to shut down or otherwise become inoperable or inaccessible for any reason (such as, for example, due to natural disasters, like Hurricane Sandy, which affected our region in early fiscal 2013), we could incur significantly higher costs and longer lead times associated with the distribution of our products to our stores and to our third-party retailers during the time it takes to reopen or replace this facility. In light of our strategic emphasis on rapid replenishment as a competitive strength, a distribution disruption might have a disproportionately adverse effect on our operations and profitability relative to other retailers. In addition, the loss or material disruption of service from any of our shippers for any reason, whether due to freight difficulties, strikes, natural disaster or other difficulties at our principal transport providers or otherwise, could have a material adverse impact on our business and results of operations.

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

Our stores are heavily dependent on the customer traffic generated by the shopping malls in which many of our stores are located; any decrease in customer traffic in those malls could cause our sales to be less than expected.

We depend heavily on locating our stores in successful shopping malls in order to generate customer traffic. Sales at these stores are derived, in part, from the volume of traffic in those malls. We cannot control the development of new shopping malls, the availability or cost of appropriate locations within existing or new shopping malls or the success of existing or new mall stores.

The success of all of our mall stores will depend, in part, on the ability of each mall’s anchor tenants, such as large department stores, other tenants and area attractions to generate consumer traffic in the vicinity of our stores, and the continuing popularity of malls as shopping destinations. Our sales volume and mall traffic generally may be adversely affected by, among other things, economic downturns in a particular area, the closing of anchor tenants, competition from e-commerce retailers, non-mall retailers and other malls where we do not have stores, increases in gasoline prices and the closing or decline in popularity of other stores in the malls in which we are located. Many traditional enclosed malls are experiencing significantly lower levels of customer traffic than in the past, driven by overall poor economic conditions as well as the closure of certain mall anchor tenants. An uncertain economic outlook could curtail new shopping mall development, decrease shopping mall traffic, reduce the number of hours that shopping mall operators keep their shopping malls open or force them to cease operations entirely. A reduction in mall traffic as a result of these or any other factors could have a material adverse effect on our business, results of operations and financial condition.

Our success depends on our ability to identify and respond to fashion trends on a timely basis.

The apparel industry is subject to rapidly changing fashion trends and shifting consumer demands. Accordingly, our success depends on the priority that our target customers place on fashion and our ability to anticipate, identify and capitalize on emerging fashion trends. Our ability or our failure to anticipate, identify or react appropriately to changes in styles or trends could lead to, among other things, excess inventories and higher markdowns, as well as the decreased appeal of our brands. Particular fashion trends, or an inaccuracy of our forecasts regarding fashion trends, could have a material adverse effect on our business, financial condition and results of operations. For example, at times we have been negatively impacted by the popularity of many looser-fitting fashion trends in the non-maternity women’s apparel market, such as maxi dresses, baby doll dresses, active bottoms with elastic waists, other soft knit elastic-waist bottoms and shorts, and oversized peasant-style woven tops, all of which can more readily fit a pregnant woman than typical non-maternity fashions, and could thus be purchased in numerous non-maternity retail stores.

Our elimination of the separate corporate office of President and the recent resignation of our Chief Financial Officer could result in disruption to our business or have a material adverse impact on our business and results of operations.

In December 2015, in connection with the implementation of a program to evaluate our business processes, key management personnel and planning resources, we reduced the size of our executive officer complement and eliminated the separate office of the

President. The title of President, along with the duties of that office, have been assumed by our Chief Executive Officer. In April, 2016, our Chief Financial Officer resigned effective April 22, 2016, and we have commenced a search for a replacement. As a result of these changes, we may experience disruptions or have difficulty in maintaining or developing our business during this transition. Further, any potential search for, and hiring of, a permanent Chief Financial Officer may also cause disruption or result in difficulty in maintaining or developing our business or managing our financial affairs.

Our quarterly operating results and inventory levels may fluctuate significantly as a result of seasonality in our business.

Our business, like that of other retailers, is seasonal. Results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. Quarterly results may fluctuate materially depending upon, among other things, increases or decreases in comparable sales, the timing of new retail location openings, the timing of retail location closings, net sales and profitability contributed by new retail locations, the timing of the fulfillment of purchase orders under our product, license brand and international business arrangements, adverse weather conditions, shifts in the timing of certain holidays and promotions, changes in inventory and production levels and the timing of deliveries of inventory, and changes in our merchandise mix. Our quarterly net sales were historically highest in the peak Spring selling season during our third fiscal quarter that previously ended on June 30 of our fiscal years that ended on September 30. Under our new 4-5-4 retail fiscal calendar ending on the Saturday nearest January 31, of each year, the peak Spring selling season will generally occur during our new first and second fiscal quarters. Given the historically higher sales level in that timeframe and the relatively fixed nature of most of our operating expenses, we have typically generated a very significant percentage of our full year operating income and net income during the calendar months of March through May. Thus, any factors which result in a material reduction of our sales during the first and second fiscal quarters could have a material adverse effect on our results of operations for our fiscal year as a whole. Seasonal fluctuations in sales also affect our inventory levels, as we usually order merchandise in advance of peak selling periods and sometimes before new fashion trends are confirmed by customer purchases. We must carry a significant amount of inventory, especially before the peak Spring selling season. If we are not successful in selling our inventory during this period, we may be forced to rely on markdowns or promotional sales to sell the excess inventory or we may not be able to sell the inventory at all, which could have a material adverse effect on our business, financial condition and results of operations.

Changes in regulatory and statutory laws, such as increases in the minimum wage, proposed changes to overtime requirements, and new health care laws, and the costs of compliance and non-compliance with such laws, may result in increased costs to our business.

Labor is a primary component in the cost of operating our business.  Increased labor costs, whether due to competition, unionization, increased minimum wage, overtime requirements, state unemployment rates, employee benefits costs, employment taxes, or otherwise, may adversely impact our operating expenses. A considerable amount of our store team members are paid at rates related to the federal or state minimum wage and any changes to the minimum wage rate may increase our operating expenses.  A number of states and cities in which we do business have recently increased or are considering increasing the minimum wage, with increases generally phased over several years depending upon the size of the employer. We are subject to the Fair Labor Standards Act, which governs such matters as minimum wages, overtime and other working conditions, along with the ADA, family leave mandates and a variety of other laws enacted by the states that govern these and other employment law matters. The Department of Labor is also proposing changes to the technical requirements for classification of employees deemed to be exempt from the overtime requirements of the Fair Labor Standards Act that could increase the number of employees eligible to receive overtime pay. Increases in minimum wages and overtime pay could significantly increase our costs, and our ability to offset these increases through price increases is limited. Changes in labor laws could also increase the likelihood of some or all of our employees being subjected to greater organized labor influence. If a significant portion of our employees were to become unionized, it could have an adverse effect on our business and financial results.

In March 2010, The Patient Protection and Affordable Care Act was enacted requiring employers such as us to provide health insurance for all qualifying employees or pay penalties for not providing coverage. These costs were incurred in fiscal 2015, however, there is no assurance that we will be able to absorb and/or pass through the costs of future heath care legislation in a manner that will not adversely impact our results or operations.

In addition to employment laws, we are also subject to a wide range of federal, state, provincial and local laws and regulations, including those affecting public companies, product manufacture and sale, and employment matters in the jurisdictions in which we operate, as well as foreign laws and regulations governing our franchisor-franchisee relationships. Compliance with new, complex and changing laws may cause our expenses to increase. In addition, any non-compliance with laws or regulations could result in penalties, fines, product recalls and enforcement actions or otherwise restrict our ability to market certain products or attract or retain employees, which could adversely affect our business, financial condition and results of operations.

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

We believe that our trademarks, service marks and other intellectual property are important to our continued success and our competitive position due to their recognition with our customers. We devote substantial resources to the establishment and protection of our trademarks, service marks and other intellectual property. Although we actively protect our intellectual property, there can be no assurance that the actions that we have taken to establish and protect our trademarks, service marks and other intellectual property, including our rights in our IT Systems and our proprietary rights in products for which we have applied for or received patent protection will be adequate to prevent imitation of our marks, products or services by others or to prevent others from seeking to block sales of our products as a violation of their trademarks, service marks or other proprietary rights. Also, others may assert rights in, or ownership of, our trademarks and other proprietary rights or may allege that we have or are infringing on their intellectual property rights and we may not be able to successfully resolve these types of conflicts. In addition, the laws of certain foreign countries may not protect our trademarks and proprietary rights to the same extent as do the laws of the United States. We cannot assure that these registrations will prevent imitation of our name, merchandising concept, store design or private label merchandise, or the infringement of our other intellectual property rights by others. Imitation of our name, merchandising concept, store design or private label merchandise in a manner that projects lesser quality or carries a negative connotation of our brand image could have a material adverse effect on our business, financial condition and results of operations. Additionally, the high expense in both prosecuting and defending against, and potential liability related to, alleged infringements of intellectual property rights could be substantial and could have a material adverse effect on our business, financial condition and results of operations.

If climate change laws or regulations were to become applicable to our business, or if any third party with whom we have a leased department or international business relationship imposed reporting or other obligations on us due to their own compliance programs, we could incur additional expense to meet the requirements and our failure to comply could have a material adverse effect on our business.

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

War, acts of terrorism or other types of mall violence or the threat of any such hostilities may negatively impact availability of merchandise and otherwise adversely impact our business.

Most of our stores are located in shopping malls. Any threat of terrorist attacks or actual terrorist events, or other types of mall violence, such as shootings in malls, particularly in public areas, could lead to lower customer traffic in shopping malls. In addition, our ability to obtain merchandise available for sale and consumer demand for our merchandise may be negatively affected. Local authorities or mall management could close shopping malls in response to security concerns. Mall closures, as well as lower customer traffic due to security concerns, could result in decreased sales. Additionally, the armed conflicts and civil unrest in the Middle East, or the threat, escalation or commencement of war or other armed conflict elsewhere, could significantly diminish consumer spending, and result in decreased sales for us. Decreased sales could have a material adverse effect on our business, financial condition and results of operations.

A substantial portion of our merchandise is imported from other countries. In addition, we not only generate sales in the United States and Canada through our own retail locations, but also in foreign countries through our leased department or international franchise relationships. If goods become difficult or impossible to import into the United States, and if we cannot obtain such merchandise from other sources at similar costs, our sales and profit margins may be materially and adversely affected. Further, if consumer demand in any country where we do business is negatively affected, our sales in such country would suffer. In the event that commercial transportation is curtailed or substantially delayed, our business may be materially and adversely impacted, as we may have difficulty shipping merchandise to our main distribution facility, retail locations, and international business partners, as well as fulfilling Internet orders.

The terms of our debt instruments impose financial and operating restrictions.

Our term loan and credit facility agreements each contain restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. These covenants limit or restrict, among other things, our ability to:

•	incur additional indebtedness;
•	pay dividends or make other distributions in respect of our equity securities, or purchase or redeem capital stock, or make certain investments;
•	have our subsidiaries pay dividends, make loans or transfer assets to us;
•	sell assets, including the capital stock of our subsidiaries;
•	enter into any transactions with our affiliates;
•	transfer any capital stock of any subsidiary or permit any subsidiary to issue capital stock;
•	create liens;
•	enter into certain sale/leaseback transactions;
•	effect a consolidation or merger or transfer of all or substantially all of our assets; and
•	engage in other lines of business unless substantially related or incidental to our existing business.

These limitations and restrictions may materially and adversely affect our ability to finance our future operations or capital needs or engage in other business activities that may be in our best interests. In addition, our ability to borrow under the credit facility is subject to the borrowing base requirements of both our term loan and our credit facility agreements. If we breach any of the covenants under our term loan and credit facility agreements, we may be in default under either or both of these agreements. If we default, the lenders under our term loan agreement and the lender under our credit facility agreement could declare all borrowings owed to them, including accrued interest and other fees, to be due and payable.

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

We have been and may continue to be the subject of actions taken by so-called “activist” stockholders, which may cause us to incur substantial costs which could harm our business and which could adversely affect our operating results and financial condition.

We have been and may continue to be the subject of actions taken by so-called “activist” stockholders. Future actions may include, but are not limited to, making public demands that we consider certain strategic alternatives for the Company, engaging in public campaigns to attempt to influence our corporate governance and/or our management, and commencing proxy contests to attempt to elect the activists’ representatives or others to our board of directors. Responding to actions by activist stockholders can be costly and time-consuming, disrupting our operations and diverting the attention of management and our employees. Such actions may materially harm our relationships with current and potential customers, current and potential stockholders, current and potential lenders, and others, may otherwise materially harm our business, and may adversely affect our operating results and financial condition. In addition, the perceived uncertainties as to our future direction also could affect the market price and volatility of our securities.

The increase in our sales and marketing efforts that target markets outside the United States and Canada expose us to additional risks associated with international operations.

Although an immaterial amount of our sales are currently derived from international sales outside of Canada, we have recently opened a leased department in Harrods in London and we have franchise arrangements in the Middle East, South Korea, Mexico, Israel and India. International operations and sales subject us to risks and challenges that we would otherwise not face if we conducted our business only in the United States. For example, we may depend on third parties to market our products through foreign sales channels, and we may be challenged by laws and business practices favoring local competitors. In addition, our ability to succeed in foreign markets will depend on our ability to protect our intellectual property. We must also adapt our pricing structure to address different pricing environments and may face difficulty in enforcing revenue collection internationally. To the extent emerging markets are a part of our international growth strategy, the developing nature of these markets presents a number of risks. Deterioration of social, political, labor or economic conditions in a specific country or region and difficulties in staffing and managing foreign operations may also materially and adversely affect our operations or financial results or those of our franchisees. Operations outside the United States may be affected by changes in trade protection laws, policies and measures, and other regulatory requirements affecting trade and investment, including the Foreign Corrupt Practices Act and local laws prohibiting corrupt payments. To the extent we achieve significant sales outside of the United States in the future, we may have significant exposure to fluctuating foreign currency exchange rates.

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

In September 2013 we announced our plans to relocate our corporate headquarters and distribution operations from Philadelphia, Pennsylvania to southern New Jersey. In January 2015 our corporate office operations (which were split between our headquarters at North 5th Street in Philadelphia and our offices in the Philadelphia Navy Yard) moved twelve miles from the previous North 5th Street headquarters facility to a 74,000 square foot Class A office building in Moorestown, New Jersey. In August 2015 our distribution operations (which were previously located at North 5th Street in Philadelphia) moved approximately 23 miles to a new 406,000 square foot build-to-suit distribution center in Florence, New Jersey. We believe that our facilities will be adequate to support our anticipated distribution needs. In the event we need additional space to meet our future distribution needs, we believe that such space would be readily available.

On September 19, 2013 we entered into a Lease Agreement (“HQ Lease”) with 232 Strawbridge Associates, LLC to lease an approximately 74,000 square foot building located at Moorestown Corporate Center, 232 Strawbridge Drive, in Moorestown, New Jersey. After completion of renovations, we moved into this facility in January 2015 and it now serves as our new corporate headquarters. The HQ Lease has a term of eleven years. In addition, we have an option to extend the HQ Lease for an additional ten years at the expiration of the initial term.

On December 3, 2013 we entered into a Single-Tenant Industrial Lease (“DC Lease”) with Haines Center – Florence, LLC to lease a new 406,000 square foot build-to-suit building at 1000 John Galt Way, in Florence, New Jersey. After completion of building construction and the installation and testing of our fully-integrated material handling equipment and software system, in August 2015 we completed the move into our new distribution center. The DC Lease has a term of 15 years. In addition, we have three option periods, each for five years, to extend the DC Lease for a total of an additional 15 years after the expiration of the initial term.

To help us offset the costs of these relocations, the Board of the New Jersey Economic Development Authority (“NJEDA”) approved us for an incentive package of $40 million in benefits, over a 10-year period, from the State of New Jersey under the Grow New Jersey Assistance Program (“Grow NJ”).

Previously our principal executive offices and distribution facility were located at 456 North 5th Street, Philadelphia, Pennsylvania. The facility consisted of approximately 318,000 square feet, of which approximately 45,000 square feet was dedicated to office space and the remaining square footage was used for finished goods warehousing and distribution. In connection with the planned relocations, in September 2014 we sold the building that housed our principal executive offices and distribution facility in a sale and leaseback arrangement. Under the agreement we continued to occupy the premises and used them for the wind down of our business operations through October 31, 2015.

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

As of January 30, 2016 the following numbers of store leases are set to expire during our future fiscal years ending on the Saturday nearest January 31 of each year, as listed in the table below. We do not expect the expiration of any leases to have a material adverse impact on our business or operations.

Fiscal Year Leases Expire	Number of Stores

2016	117
2017	96
2018	65
2019	71
2020	37
2021 and later	150
Total	536

In addition to the stores we operate, we have arrangements with department and specialty stores, including Macy’s, buybuy BABY, Boscov’s, Harrods and Century 21 to operate maternity apparel departments in their stores. These leased departments typically involve the retail partner collecting all of the revenue from the leased department. The revenue is remitted to us, less a fixed percentage of the net sales earned by the retail partner as stipulated in the agreement. We provide at least some amount of staffing for each of the leased departments, with the amount varying depending on the specific arrangement. Generally, under each of our leased department agreements, our retail partner has the right to terminate any or all of our rights to operate our leased departments in their stores subject to varying notice requirements.

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

PART II

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

Our common stock is traded on the Nasdaq Global Market under the symbol “DEST.” The following table sets forth for the periods indicated below the reported high and low sales prices of our common stock, as reported on the Nasdaq Global Market, and the per share amount of cash dividends paid on our common stock:

	Market Prices		Dividends Declared and Paid
	High	Low

Fiscal Year Ended January 30, 2016:
Quarter ended January 30, 2016	$10.21	$4.99	$0.2000
Quarter ended October 31, 2015	12.43	6.90	0.2000
Quarter ended August 1, 2015	13.38	9.19	0.2000
Quarter ended May 2, 2015	16.74	11.78	0.2000

Transition Period Ended January 31, 2015:
October 1, 2014 to January 31, 2015	$17.11	$13.87	$0.2000

Fiscal Year Ended September 30, 2014:
Quarter ended September 30, 2014	$25.01	$15.37	$0.2000
Quarter ended June 30, 2014	28.81	22.00	0.2000
Quarter ended March 31, 2014	30.27	24.72	0.2000
Quarter ended December 31, 2013	32.98	28.69	0.1875

As of April 4, 2016 there were 1,192 holders of record and 3,120 estimated beneficial holders of our common stock.

During fiscal 2015, 2014 and the four months ended January 31, 2015 we paid cash dividends of approximately $11.0 million (reflecting a total of $0.80 per share), $10.8 million (reflecting a total of $0.7875 per share) and $2.7 million (reflecting a total of $0.20 per share), respectively. Our new term loan agreement, effective March 25, 2016, prohibits the payment of dividends for three years. The dividends declared and paid by us met all requirements at the time under the terms of our credit facility.

Under our Amended and Restated 2005 Equity Incentive Plan (the “2005 Plan”) awards may be granted in the form of options, stock appreciation rights, restricted stock or restricted stock units. Up to 2,800,000 shares of our common stock may be issued in respect of awards under our 2005 Plan, with no more than 1,500,000 of those shares permitted to be issued in respect of restricted stock or restricted stock units granted under the 2005 Plan.

The following table provides information about purchases by us during the quarter ended January 30, 2016 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
November 1, 2015 to November 28, 2015	5,061	$5.24	—	$10,000,000
November 29, 2015 to January 2, 2016	5,780	$6.78	—	$10,000,000
January 3, 2016 to January 30, 2016	—	—	—	$10,000,000
Total	10,841	$6.06	—	$10,000,000

(1)

Represents shares repurchased directly from certain employees to satisfy income tax withholding obligations for such employees in connection with stock options that were exercised and restricted stock awards that vested during the period.

(2)

Our Board of Directors has approved a program to repurchase up to $10.0 million of our outstanding common stock. Under the program, we may repurchase shares from time to time through solicited or unsolicited transactions in the open market or in negotiated or other transactions. In July 2014 our Board of Directors extended our authorized stock repurchase program from July 31, 2014 to July 31, 2016. No shares have been repurchased under this program as of January 30, 2016. Our new term loan agreement, effective March 25, 2016, prohibits share repurchases for three years.

Stock Price Performance Graph

The graph below compares the cumulative total stockholder return on our common stock for the period from September 30, 2010 to January 30, 2016 with the cumulative total return of the Standard & Poor’s 500 Index and the Standard & Poor’s 500 Apparel Retail Index. The comparison assumes $100 was invested on September 30, 2010 in our common stock and in each of the foregoing indices and assumes reinvestment of dividends. The stock performance shown in the graph is not intended to forecast or be indicative of future performance.

COMPARISON OF CUMULATIVE TOTAL RETURN

Among Destination Maternity Corporation, the S&P 500 Index

and the S&P 500 Apparel Retail Index

Fiscal periods ended as follows:

	Year Ended					Four Months Ended January 31, 2015	Year Ended January 30, 2016
	September 30, 2010	September 30, 2011	September 30, 2012	September 30, 2013	September 30, 2014

Destination Maternity Corporation	$100.00	$80.57	$121.50	$212.69	$106.96	$107.39	$51.41
S&P 500 Index	$100.00	$101.15	$131.69	$157.17	$188.18	$191.54	$190.26
S&P 500 Apparel Retail Index	$100.00	$125.77	$195.71	$238.41	$253.81	$289.60	$311.47

Item 6.	Selected Consolidated Financial and Operating Data

The following tables set forth selected consolidated statement of operations data, operating data, other consolidated financial data, and consolidated balance sheet data as of and for the periods indicated. The selected consolidated statement of operations and balance sheet data for each of the periods presented below are derived from our consolidated financial statements. You should read this information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this report.

	Year Ended January 30, 2016	Four Months Ended January 31, 2015	Year Ended
			September 30, 2014	September 30, 2013	September 30, 2012	September 30, 2011
	(in thousands, except per share amounts)

Consolidated Statement of Operations Data:
Net sales	$498,753	$165,644	$516,959	$540,259	$541,476	$545,394
Cost of goods sold	252,713	96,667	247,501	249,298	250,765	248,497
Gross profit	246,040	68,977	269,458	290,961	290,711	296,897
Selling, general and administrative expenses	246,914	86,688	250,253	252,026	255,623	257,421
Store closing, asset impairment and asset disposal (income) expenses	(2,084)	4,599	1,469	1,441	1,983	1,039
Other charges, net	6,979	5,354	3,229	—	—	193
Operating income (loss)	(5,769)	(27,664)	14,507	37,494	33,105	38,244
Interest expense, net	1,520	242	404	532	1,215	2,233
Loss on extinguishment of debt	—	—	—	9	22	37
Income (loss) before income taxes	(7,289)	(27,906)	14,103	36,953	31,868	35,974
Income tax (benefit) provision	(2,806)	(10,526)	3,606	13,010	12,496	12,986
Net income (loss)	$(4,483)	$(17,380)	$10,497	$23,943	$19,372	$22,988
Net income (loss) per share—Basic	$(0.33)	$(1.28)	$0.78	$1.80	$1.48	$1.79
Average shares outstanding—Basic	13,596	13,541	13,451	13,272	13,096	12,820
Net income (loss) per share—Diluted	$(0.33)	$(1.28)	$0.77	$1.78	$1.46	$1.75
Average shares outstanding—Diluted	13,596	13,541	13,572	13,439	13,267	13,120

	Year Ended January 30, 2016	Four Months Ended January 31, 2015	Year Ended
			September 30, 2014	September 30, 2013	September 30, 2012	September 30, 2011
	(unaudited; in thousands, except operating data, ratios and per share amounts)

Operating Data:
Comparable sales increase (decrease) – reported basis (1) (2) (3)	(1.5)%	(2.0)%	(3.7)%	2.6%	(0.3)%	0.1%
Comparable sales increase (decrease) – adjusted for calendar timing shift (1) (2) (3)	N.A.	(2.7)%	(3.7)%	3.2%	(0.8)%	0.1%
Internet sales increase	0.7%	13.8%	2.6%	13.3%	26.2%	28.3%
Average net sales per gross square foot (4)	$254	$85	$272	$278	$270	$275
Average net sales per store (4)	$555,000	$184,000	$579,000	$594,000	$575,000	$566,000
Gross store square footage at period end (5)	1,164,000	1,226,000	1,233,000	1,285,000	1,330,000	1,376,000
Gross retail location square footage at period end (6)	1,766,000	1,841,000	1,855,000	1,903,000	1,959,000	2,078,000
Number of retail locations at period end:
Motherhood Maternity stores	425	450	454	476	507	535
A Pea in the Pod stores	23	24	25	31	36	43
Destination Maternity stores	88	90	89	89	82	80
Total stores	536	564	568	596	625	658
Leased departments	1,279	1,311	1,326	1,311	1,383	1,694
Total retail locations	1,815	1,875	1,894	1,907	2,008	2,352

Other Consolidated Financial Data:
Adjusted EBITDA (7) (8)	$16,101	$(16,815)	$30,556	$54,003	$49,898	$54,395
Adjusted EBITDA margin (adjusted EBITDA as a percentage of net sales) (8)	3.2%	(10.2)%	5.9%	10.0%	9.2%	10.0%
Adjusted EBITDA before other charges (7) (8)	22,847	(11,732)	36,768	54,003	49,898	54,588
Adjusted EBITDA margin before other charges (8)	4.6%	(7.1)%	7.1%	10.0%	9.2%	10.0%
Adjusted net income (loss) (8)	(168)	(14,109)	10,700	22,733	19,386	22,369
Adjusted net income (loss) per share—Diluted (8)	(0.01)	(1.04)	0.79	1.69	1.46	1.70
Cash flows provided by operating activities	16,094	3,831	25,845	42,153	42,697	21,443
Cash flows used in investing activities	(29,400)	(21,866)	(29,544)	(16,022)	(9,521)	(11,079)
Cash flows provided by (used in) financing activities	14,081	6,805	(8,279)	(23,926)	(26,073)	(19,699)
Capital expenditures	(29,272)	(21,098)	(40,185)	(15,059)	(9,256)	(12,270)

Consolidated Balance Sheet Data (at end of period):
Cash and cash equivalents	$2,116	$1,349	$12,580	$24,555	$22,376	$15,285
Working capital	15,851	37,433	56,276	75,276	63,316	75,984
Total assets	219,074	220,060	230,533	207,981	199,644	198,772
Total debt	40,599	15,000	—	—	15,257	31,342
Net (debt) cash (8) (9)	(38,483)	(13,651)	12,580	24,555	7,119	(16,057)
Stockholders’ equity	92,898	106,002	125,521	122,633	104,972	92,695

N.A.	Not applicable
(1)	Comparable sales figures represent comparable store sales and Internet sales.
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

(3)

Prior to the change in our fiscal year end, we reported sales on a calendar period basis, rather than on a “4-5-4 retail fiscal calendar” where each fiscal period starts on a Sunday and ends on a Saturday.  Thus, for each calendar-based fiscal year, there is a “days adjustment calendar shift” which may help or hurt reported calendar-based fiscal year sales and comparable sales due to different days of the week typically contributing more sales than other days of the week. In order to quantify and eliminate the effect on reported comparable sales results of the “days adjustment calendar shift”, we also present comparable sales on a calendar-adjusted basis. For example, for the transition period calendar-adjusted comparable sales were measured for the period Wednesday, October 1, 2014 through Saturday, January 31, 2015 compared to the period Tuesday, October 1, 2013 through Friday, January 31, 2014, and for fiscal 2014 calendar-adjusted comparable sales were measured for the period Tuesday October 1, 2013 through Tuesday September 30, 2014 compared to the period Tuesday October 2, 2012 through Tuesday October 1, 2013.

(4)	Based on stores in operation by us during the entire period (which does not include leased department, licensed brand or international franchise relationships).
(5)	Based on stores in operation by us at the end of the period (which does not include leased department, licensed brand or international franchise relationships).
(6)	Based on all retail locations in operation at the end of the period (which does not include licensed brand or international franchise relationships).
(7)

Adjusted EBITDA represents operating income (loss) before deduction for the following non-cash charges: (i) depreciation and amortization expense; (ii) loss on impairment of tangible and intangible assets; (iii) loss (gain) on disposal of assets; and (iv) stock-based compensation expense. We have presented Adjusted EBITDA to enhance your understanding of our operating results.

(8)

Other Consolidated Financial and Consolidated Balance Sheet Data contain non-GAAP financial measures and ratios within the meaning of the SEC’s Regulation G, including: (i) Adjusted EBITDA, (ii) Adjusted EBITDA margin, (iii) Adjusted EBITDA before other charges, (iv) Adjusted EBITDA margin before other charges, (v) Adjusted net income (loss), (vi) Adjusted net income (loss) per share-Diluted, and (vii) Net (debt) cash. We believe that each of these non-GAAP financial measures and ratios provides useful information about our results of operations and/or financial position to both investors and management. Each non-GAAP financial measure and ratio is provided because we believe it is an important measure of financial performance used in the retail industry to measure operating results, to determine the value of companies within the industry and to define standards for borrowing from institutional lenders. We use each of these non-GAAP financial measures and ratios as a measure of the performance of the Company. We provide these non-GAAP financial measures and ratios to investors to assist them in performing their analysis of our historical operating results. The non-GAAP financial measures and ratios included in Other Consolidated Financial Data reflect a measure of our operating results before consideration of certain charges or credits, when applicable, and consequently, none of these measures and ratios should be construed as an alternative to net income or operating income as an indicator of our operating performance, or as an alternative to cash flows from operating activities as a measure of our liquidity, as determined in accordance with generally accepted accounting principles. We may calculate each of these non-GAAP financial measures and ratios differently than other companies. With respect to the non-GAAP financial measures included in Other Consolidated Financial Data, we have presented below a reconciliation of the non-GAAP financial measures to the most directly comparable GAAP financial measures.

(9)	Net (debt) cash represents cash and cash equivalents minus total debt.

Reconciliation of Net Income (Loss) to Adjusted EBITDA

and Adjusted EBITDA Before Other Charges

(in thousands)

(unaudited)

	Year Ended January 30, 2016	Four Months Ended January 31, 2015	Year Ended
			September 30, 2014	September 30, 2013	September 30, 2012	September 30, 2011

Net income (loss)	$(4,483)	$(17,380)	$10,497	$23,943	$19,372	$22,988
Add: income tax (benefit) provision	(2,806)	(10,526)	3,606	13,010	12,496	12,986
Add: interest expense, net	1,520	242	404	532	1,215	2,233
Add: loss on extinguishment of debt	—	—	—	9	22	37
Operating income (loss)	(5,769)	(27,664)	14,507	37,494	33,105	38,244
Add: depreciation and amortization expense	17,231	5,223	15,197	12,424	12,445	12,769
Add: loss on impairment of long-lived assets	1,662	4,444	1,136	786	1,876	768
Add: loss (gain) on disposal of assets	193	109	(4,031)	528	115	270
Add: stock-based compensation expense	2,784	1,073	3,747	2,771	2,357	2,344
Adjusted EBITDA	16,101	(16,815)	30,556	54,003	49,898	54,395
Add: other charges (1)	6,746	5,083	6,212	—	—	193
Adjusted EBITDA before other charges	$22,847	$(11,732)	$36,768	$54,003	$49,898	$54,588
Adjusted EBITDA margin	3.2%	(10.2)%	5.9%	10.0%	9.2%	10.0%
Adjusted EBITDA margin before other charges	4.6%	(7.1)%	7.1%	10.0%	9.2%	10.0%

(1)

For fiscal 2015, 2014 and the four months ended January 31, 2015 other charges excludes accelerated depreciation expense of $233, $1,127 and $271, respectively, included in depreciation and amortization expense above. For fiscal 2014 other charges excludes gain on sale of building of $4,110, included in gain on disposal of assets above.

Reconciliation of Net Income (Loss) to Adjusted Net Income (Loss) and

Net Income (Loss) Per Share – Diluted to Adjusted Net Income (Loss) Per Share – Diluted

(in thousands, except per share amounts)

(unaudited)

	Year Ended January 30, 2016	Four Months Ended January 31, 2015	Year Ended
			September 30, 2014	September 30, 2013	September 30, 2012	September 30, 2011

Net income (loss)	$(4,483)	$(17,380)	$10,497	$23,943	$19,372	$22,988
Add: other charges, net of tax (1)	4,315	3,326	2,027	—	—	120
Add: loss on extinguishment of debt, net of tax (2)	—	—	—	6	14	23
Less: reductions of state income tax expense, net of federal expense, related to settlements of uncertain income tax positions	—	(55)	(1,824)	—	—	(762)
Less: recognition of state income tax benefits resulting from regulation changes	—	—	—	(1,216)	—	—
Adjusted net income (loss)	$(168)	$(14,109)	$10,700	$22,733	$19,386	$22,369
Net income (loss) per share—Diluted	$(0.33)	$(1.28)	$0.77	$1.78	$1.46	$1.75
Average shares outstanding—Diluted	13,596	13,541	13,572	13,439	13,267	13,120
Adjusted net income (loss) per share—Diluted	$(0.01)	$(1.04)	$0.79	$1.69	$1.46	$1.70
Average shares outstanding—Diluted	13,596	13,541	13,572	13,439	13,267	13,120

(1)

For fiscal 2015, 2014, 2011 and the four months ended January 31, 2015 other charges is net of income tax benefit of $2,664, $1,202, $73 and $2,028, respectively, which represents the difference in income tax provision calculated with and without the specified pretax expense.

(2)

For fiscal 2013, 2012 and 2011 loss on extinguishment of debt is net of income tax benefit of $3, $8 and $14, respectively, which represents the difference in income tax provision calculated with and without the specified pretax expense.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Historically, our fiscal year ended on September 30. On December 4, 2014 we announced that our Board of Directors approved a change in our fiscal year end from September 30 to the Saturday nearest January 31 of each year. The fiscal year end change aligns our reporting cycle with the National Retail Federation fiscal calendar. We had a transition period from October 1, 2014 through January 31, 2015 and filed a Transition Report on Form 10-Q on March 12, 2015 for such transition period. Our fiscal year 2015 covers the period that began February 1, 2015 and ended January 30, 2016. References in this discussion to our fiscal years prior to fiscal 2015 refer to the fiscal years ended on September 30 in those years, unless otherwise indicated. For example, our “fiscal 2014” ended on September 30, 2014.

Overview

The following discussion should be read in conjunction with the consolidated financial statements and their related notes included elsewhere in this report.

We are the leading designer and retailer of maternity apparel in the United States with 1,815 retail locations, including 536 stores in the United States, Canada and Puerto Rico, and 1,279 leased departments located within department stores and baby specialty stores throughout the United States, in Puerto Rico and, most recently, in England. In July 2015 we opened an A Pea in the Pod branded leased department in Harrods department store in London, England. We operate our stores under the Motherhood Maternity, A Pea in the Pod and Destination Maternity retail nameplates. Generally we are the exclusive maternity apparel provider in our leased department locations. We also sell merchandise on the Internet, primarily through our brand-specific websites, Motherhood.com and APeaInThePod.com, as well as through our DestinationMaternity.com website. We have store franchise and product supply relationships in the Middle East, South Korea, Mexico, Israel and India. As of January 30, 2016 we have 193 international franchised locations, comprised of 25 stand-alone stores in the Middle East, South Korea, Mexico and Israel operated under one of our retail nameplates, and 168 shop-in-shop locations in South Korea, Mexico and Israel, in which we have a Company branded department operated by our franchise partners within other retail stores. We are also the exclusive provider of maternity apparel to Kohl’s, which operates more than 1,100 stores throughout the United States and offers maternity apparel in a significant number of its stores. We design and contract the manufacture of over 90% of the merchandise we sell using sewing factories located throughout the world, predominantly outside of the United States. Substantially all of the merchandise produced outside of the United States is paid for in United States dollars.

In assessing the performance of our business, we consider a variety of operational and financial measures. The key measures for determining how our business is performing are net income (loss) determined in accordance with generally accepted accounting principles (“net income (loss)”) and the corresponding net income (loss) (or earnings (loss)) per share (diluted), net income (loss) before certain charges or credits, when applicable, such as other charges, loss on extinguishment of debt and certain infrequent income tax adjustments (“adjusted net income (loss)”) and the corresponding earnings (loss) per share (diluted), Adjusted EBITDA, Adjusted EBITDA before other charges, net sales, and comparable sales (which consists of comparable store sales and Internet sales). Adjusted EBITDA represents operating income (loss) before deduction for the following non-cash charges: 1) depreciation and amortization expense, 2) loss on impairment of tangible and intangible assets, 3) loss (gain) on disposal of assets, and 4) stock-based compensation expense.

Presented below is a summary of our results the year ended January 30, 2016 and the four month period October 1, 2014 to January 31, 2015 with regard to each of the key measures noted above. To enhance the presentation and to provide greater comparability financial results for the year ended January 30, 2016 are compared to the twelve month period ended January 31, 2015 and financial results for the four month period October 1, 2014 to January 31, 2015 are compared to the four month period October 1, 2013 to January 31, 2014:

Fiscal 2015 Financial Results

•

Net loss for fiscal 2015 was $4.5 million, or $0.33 per share (diluted), compared to net loss of $10.1 million, or $0.75 per share (diluted), for the comparable retail calendar based twelve month period ended January 31, 2015.

•

Net loss for fiscal 2015 includes other charges of 1) $1.7 million, net of tax, or approximately $0.13 per share (diluted), related to the relocations of our headquarters and distribution facilities and 2) $2.6 million, net of tax, or $0.19 per share (diluted), related to management and organizational changes, and the fiscal year change. Net loss for the twelve months ended January 31, 2015 includes other charges of 1) $1.7 million, net of tax, or $0.12 per share (diluted), related to the relocations of our headquarters and distribution facilities, 2) $4.5 million, net of tax, or $0.33 per share (diluted), related to management and organizational changes, 3) $0.8 million, net of tax, or $0.06 per share (diluted), related to our fiscal year change, and 4) $0.6 million, net of tax, or $0.05 per share (diluted), related to a proposed business combination that was withdrawn, partially offset by a gain of $2.5 million, net of tax, or $0.19 per share (diluted), from the sale of our prior headquarters/distribution facility. Net loss for the twelve months ended January 31, 2015 also includes $1.7 million, net of tax, or $0.12 per share (diluted), for reductions of state income tax expense related to settlements of uncertain income tax positions.
•

Adjusted net loss for fiscal 2015 was $0.2 million, or $0.01 per share (diluted), compared to the comparably adjusted net loss for the twelve months ended January 31, 2015 of $6.7 million, or $0.50 per share (diluted).

•	Adjusted EBITDA was $16.1 million for fiscal 2015, compared to $2.5 million of Adjusted EBITDA for the twelve months ended January 31, 2015.
•	Adjusted EBITDA before other charges was $22.8 million for fiscal 2015, compared to $13.7 million of Adjusted EBITDA before other charges for the twelve months ended January 31, 2015.
•	Net sales for fiscal 2015 decreased 2.3% to $498.8 million from $510.6 million for the twelve months ended January 31, 2015.
•	Comparable sales for fiscal 2015 decreased 1.5% versus a comparable sales decrease of 4.4% for the twelve months ended January 31, 2015.

Transition Period Financial Results

•

Net loss for the four months ended January 31, 2015 was $17.4 million, or $1.28 per share (diluted), compared to net income of $3.1 million, or $0.23 per share (diluted), for the four months ended January 31, 2014.

•

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

•

Operating loss for the four months ended January 31, 2015 includes pretax charges of $10.9 million for the write-down of excess out-of-season inventory, $3.4 million for the impairment of intangible assets and $1.1 million for store asset impairments (discussed in more detail below).

•	Adjusted EBITDA was $(16.8) million for the four months ended January 31, 2015, compared to $11.2 million of Adjusted EBITDA for the four months ended January 31, 2014.
•

Adjusted EBITDA before other charges was $(11.7) million for the four months ended January 31, 2015, compared to $11.3 million of Adjusted EBITDA before other charges for the four months ended January 31, 2014

•	Net sales for the four months ended January 31, 2015 decreased 2.9% to $165.6 million from $170.6 million for the four months ended January 31, 2014.
•

Comparable sales for the four months ended January 31, 2015 decreased 2.0% compared to a comparable sales decrease of 0.9% for the four months ended January 31, 2014. Adjusting for calendar timing shifts, as described in Item 6 in this report, our calendar-adjusted comparable sales decreased 2.7% for the four months ended January 31, 2015 and decreased 0.7% for the four months ended January 31, 2014.

Leased Department and Licensed Relationships

As previously announced, in an effort to direct resources to the highest return opportunities and further optimize real estate while reducing costs, we plan to discontinue our Two Hearts line, thus ending our relationship with Sears in June 2016, resulting in the closure of our leased departments within Sears stores. In addition, our leased department relationship with Gordmans ended in March 2016. As of January 30, 2016, we operated 475 leased departments within Sears stores and 100 leased departments in Gordmans stores. We have also decided to phase out production of our Oh Baby line during fiscal 2016 after being informed that Kohl’s has elected to scale back and ultimately discontinue its exclusive license with us for this line in early fiscal 2017. Even after the end of these relationships, we remain well positioned to service the needs of our customers through our own stores, as well as through our other leased departments and our various websites.

Fiscal Year Ended January 30, 2016 Compared to Retail Calendar-Based Twelve Month Period Ended January 31, 2015

Results of Operations

The following table sets forth certain operating data from our consolidated statements of operations in thousands of dollars, as a percentage of net sales and as a percentage change for the periods indicated:

	Twelve Months Ended
	January 30, 2016		January 31, 2015		% Period to
	Amount (in thousands)	% of Net Sales (1)	Amount (in thousands, unaudited)	% of Net Sales (1)	Period Favorable (Unfavorable)

Net sales	$498,753	100.0%	$510,592	100.0%	(2.3)%
Cost of goods sold (2)	252,713	50.7	263,109	51.5	4.0
Gross profit	246,040	49.3	247,483	48.5	(0.6)
Selling, general and administrative expenses (3)	246,914	49.5	251,757	49.3	1.9
Store closing, asset impairment and asset disposal (income) expenses	(2,084)	(0.4)	5,855	1.1	135.6
Other charges, net	6,979	1.4	8,107	1.6	13.9
Operating loss	(5,769)	(1.2)	(18,236)	(3.6)	68.4
Interest expense, net	1,520	0.3	506	0.1	(200.4)
Loss before income taxes	(7,289)	(1.5)	(18,742)	(3.7)	61.1
Income tax benefit	(2,806)	0.6	(8,652)	(1.7)	67.6
Net loss	$(4,483)	(0.9)%	$(10,090)	(2.0)%	55.6%

(1)	Components may not add to total due to rounding.
(2)

Cost of goods sold includes merchandise costs (including customs duty expenses), expenses related to inventory shrinkage, product-related corporate expenses (including expenses related to payroll, benefit costs and operating expenses of our design and sourcing departments), inventory reserves (including lower of cost or market reserves), inbound freight charges, purchasing and receiving costs, inspection costs, distribution center costs (including occupancy expenses and equipment depreciation), internal transfer costs, and the other costs of our distribution network, partially offset by the allocable amount of our Grow NJ award benefit.

(3)

Selling, general and administrative expenses includes advertising and marketing expenses, corporate administrative expenses, corporate headquarters occupancy expenses, store expenses (including store payroll and store occupancy expenses), and store opening expenses, partially offset by the allocable amount of our Grow NJ award benefit.

The following tables set forth certain information regarding the number of our retail locations and international franchised locations, for the periods indicated. Retail locations include stores and leased maternity apparel departments and exclude locations where Kohl’s sells our products under an exclusive product and license agreement, and international franchised locations.

	Twelve Months Ended
	January 30, 2016			January 31, 2015
Retail Locations (1)	Stores	Leased Departments	Total Retail Locations	Stores	Leased Departments	Total Retail Locations

Beginning of period	564	1,311	1,875	586	1,321	1,907
Opened	18	19	37	20	27	47
Closed	(46)	(51)	(97)	(42)	(37)	(79)
End of period	536	1,279	1,815	564	1,311	1,875

(1)	Excludes locations where Kohl’s sells our products under an exclusive product and license agreement, and international franchised locations.

	Twelve Months Ended
	January 30, 2016			January 31, 2015
International Franchised Locations (1)	Stores	Shop-in- Shop Locations	Total International Franchised Locations	Stores	Shop-in- Shop Locations	Total International Franchised Locations

Beginning of period	23	62	85	20	127	147
Opened	4	110	114	6	53	59
Closed	(2)	(4)	(6)	(3)	(118)	(121)
End of period	25	168	193	23	62	85

(1)

During April 2014 we commenced our expansion in Mexico. As of January 30, 2016 our merchandise is offered in 101 shop-in-shops and four franchise stores in Mexico. During June 2015 we commenced our expansion into Israel. As of January 30, 2016 our merchandise is offered in 36 shop-in-shops and two franchise stores in Israel. During March 2014 one franchise store and 116 shop-in-shop locations operated by our former India franchisee were closed.

Net Sales.    Our net sales for fiscal 2015 decreased by 2.3%, or $11.8 million, to $498.8 million from $510.6 million for the twelve months ended January 31, 2015. Comparable sales for fiscal 2015 decreased 1.5% compared to a comparable sales decrease of 4.4% for the twelve months ended January 31, 2015. The decrease in total reported sales for fiscal 2015 compared to the twelve months ended January 31, 2015 resulted primarily from decreased sales related to the Company’s continued efforts to close underperforming stores (see our discussion in Item 1. Business regarding closing underperforming stores), and to a lesser extent, the comparable sales decrease. The comparable sales decrease primarily reflects higher year-over-year price promotional and markdown activity, as well as lower transactions from decreased traffic. We estimate the temporary disruption from our distribution center move that occurred during the third quarter of fiscal 2015 negatively impacted our reported comparable sales by approximately 0.5% for fiscal 2015.

As of January 30, 2016 we operated a total of 536 stores and 1,815 total retail locations: 425 Motherhood Maternity stores (including 93 Motherhood Maternity Outlet stores), 23 A Pea in the Pod stores, 88 Destination Maternity stores, and 1,279 leased maternity apparel departments, of which 475 were in Sears stores under the Two Hearts Maternity brand and the balance were in other department stores and baby specialty stores. In comparison, as of January 31, 2015 we operated a total of 564 stores and 1,875 total retail locations: 450 Motherhood Maternity stores (including 91 Motherhood Maternity Outlet stores), 24 A Pea in the Pod stores, 90 Destination Maternity stores, and 1,311 leased maternity apparel departments. As of January 30, 2016 our store total included 88 multi-brand Destination Maternity nameplate stores, including 53 Destination Maternity combo stores and 35 Destination Maternity superstores. In comparison, as of January 31, 2015 we operated 90 multi-brand Destination Maternity nameplate stores, including 53 Destination Maternity combo stores and 37 Destination Maternity superstores. During fiscal 2015 we opened 18 stores, including one Destination Maternity nameplate stores, and closed 46 stores. In addition, during fiscal 2015 we opened 19 leased department locations and closed 51 leased department locations.

Gross Profit.     Our gross profit for fiscal 2015 decreased by 0.6%, or approximately $1.5 million, to $246.0 million from $247.5 million for the twelve months ended January 31, 2015, and our gross margin for fiscal 2015 was 49.3% compared to 48.5% for the twelve months ended January 31, 2015. Gross profit for the twelve months ended January 31, 2015 included a $10.9 million inventory write-down at January 31, 2015 for the planned disposal of certain out-of-season merchandise (see Four Month results below). Excluding the inventory write-down, gross margin decreased by 130 basis points in fiscal 2015. The year-over-year decrease in gross margin reflects promotional activity to liquidate excess inventory, and benefit from the Grow NJ award.  Due to the timing of the initial benefit recognition in the second half of fiscal 2015, we estimate our full year fiscal 2015 gross margin was approximately 0.2% higher than the annualized benefit expected in the future.

Selling, General and Administrative Expenses.     Our selling, general and administrative expenses for fiscal 2015 decreased by 1.9%, or approximately $4.9 million, to $246.9 million from $251.8 million for the twelve months ended January 31, 2015. As a percentage of net sales, selling, general and administrative expenses increased to 49.5% for fiscal 2015 from 49.3% for the twelve months ended January 31, 2015. This decrease in expense for the twelve month period reflects lower marketing and advertising expense, cost reductions resulting from our continued closure of underperforming stores and a non-recurring reduction of $1.2 million from settlement of certain unclaimed property matters during the first quarter of fiscal 2015, partially offset by higher expenses for self-insured employee healthcare benefits and variable incentive compensation. The increase in expense percentage for the twelve month period reflects the unfavorable leverage from our decreased sales due to the relatively fixed nature of much of our expenses.

Store Closing, Asset Impairment and Asset Disposal (Income) Expenses.     For fiscal 2015 we had $2.1 million of income from store closings, asset impairments and asset disposals compared to $5.9 million of expense for the twelve months ended January 31, 2015. During fiscal 2015 we received $4.1 million as incentive for early termination of the lease for our superstore located on Madison Avenue in New York City. During the twelve months ended January 31, 2015 we had a $3.4 million for impairment of intangible assets related to our Secret Fit Belly technology (see Four Month results below).

Other Charges, Net.     In fiscal 2015 we incurred other charges of $7.0 million primarily related to management and organizational changes and the relocations of our headquarters and distribution facilities. Other charges related to management and organizational changes were $4.2 million, primarily severance and other benefits in connection with the replacement of certain key management personnel and some reductions in headcount, and to a lesser extent, consulting fees. Key management changes included elimination of the separate function of President in December 2015 in a further effort to streamline our operations and our reporting structure. Other charges related to the relocations of our corporate headquarters and distribution operations from Philadelphia, Pennsylvania to southern New Jersey were $2.7 million, primarily for pre-opening rent expense for the new distribution center, moving costs for the new distribution center, shut down costs of the prior facility and accelerated depreciation. In the twelve months ended January 31, 2015 we incurred other charges of $8.1 million related to management and organizational changes, the relocations of our headquarters and distribution operations, our fiscal year change, and a proposed business combination that was withdrawn, partially offset by gain from the sale of our prior headquarters and distribution center building. Other charges related to management and organizational changes were $7.2 million, primarily for severance and other benefits in connection with the resignation of our former CEO, severance and other benefits in connection with the replacement of certain key management personnel and some reductions in headcount, and to a lesser extent, termination of an e-commerce development contract and consulting fees. Other charges related to our relocations were $2.7 million, primarily for pre-opening rent expense for the new headquarters and distribution center facilities and accelerated depreciation. Other charges related to our fiscal year change were $1.2 million, primarily for audit and tax professional fees for the additional SEC, IRS and other reporting requirements related to the transition period. Other charges related to a proposed business combination that was withdrawn were $1.0 million, reflecting legal and other professional fees.  These other charges in the twelve months ended January 31, 2015 were partially offset by a gain of $4.1 million on the sale our prior headquarters/distribution facility.

Operating Loss.      We had an operating loss of $5.8 million for fiscal 2015 compared to an operating loss of $18.2 million for the twelve months ended January 31, 2015. Excluding the $10.9 million inventory write-down and the $3.4 million intangible asset impairment in the twelve months ended January 31, 2015, the adjusted operating loss for that period was approximately $3.9 million. The approximately $1.9 million higher adjusted operating loss on a year-over-year basis was due to our lower gross margin and the resultant gross profit ($12.3 million), partially offset by decreased selling, general and administrative expenses (approximately $4.9 million), the gain on the sale our prior headquarters/distribution facility ($4.1 million), and the decrease in other charges ($1.1 million).

Interest Expense, Net.     Our net interest expense for fiscal 2015 increased to $1.5 million from $0.5 million for the twelve months ended January 31, 2015. This increase was due to borrowings under our Credit Facility during fiscal 2015 and the $15.0 million of equipment financing received during the four month transition period ended January 31, 2015.

Income Tax Benefit.     For fiscal 2015 our effective tax benefit rate was 38.5%. Our effective tax benefit rate for fiscal 2015 was higher than the statutory federal tax rate of 35% primarily due to state income tax benefits, net of federal expense, including reductions related to uncertain income tax positions. For the twelve months ended January 31, 2015 our effective tax benefit rate was 46.2%. See Note 15 of the Notes to Consolidated Financial Statements, included elsewhere in this report, for the reconciliation of the statutory federal income tax rate to our effective tax rate. Our effective tax rate for the twelve months ended January 31, 2015 was higher than the statutory federal tax rate of 35% primarily due to reductions of state income tax expense, net of federal expense, of $1.7 million, which were related to settlements of uncertain income tax positions, and to a lesser extent, state income tax benefits, net of federal expense.

Net Loss.     Net loss for fiscal 2015 was $4.5 million, or $0.33 per share (diluted), compared to net loss of $10.1 million, or $0.75 per share (diluted), for the twelve months ended January 31, 2015. Net loss for fiscal 2015 includes other charges of $1.7 million, net of tax, related to the relocations of our headquarters and distribution facilities and approximately $2.6 million, net of tax, related to management and organizational changes, and other matters. Net loss for the twelve months ended January 31, 2015 includes other charges of $1.7 million, net of tax, related to the relocations of our headquarters and distribution facilities, $4.5 million, net of tax, related to management and organizational changes, $0.8 million, net of tax, related to our fiscal year change, and $0.6 million, net of tax, related to a proposed business combination, offset by a gain of $2.5 million, net of tax, on the sale our prior headquarters/distribution facility. Net income for the twelve months ended January 31, 2015 also includes $1.7 million for reductions of state income tax expense, net of federal expense, related to settlements of uncertain income tax positions. Before these charges and credits, our adjusted net loss for fiscal 2015 was $0.2 million, or $0.01 per share (diluted), compared to net loss of $6.7 million, or $0.50 per share (diluted), for the twelve months ended January 31, 2015.

Our average diluted shares outstanding of 13.6 million for fiscal 2015 were slightly higher than the 13.5 million average diluted shares outstanding for the twelve months ended January 31, 2015. We had higher shares outstanding in fiscal 2015 compared to the twelve months ended January 31, 2015 as a result of stock option exercises and restricted stock awards.

Following is a reconciliation of net loss and net loss per share (diluted) (“Diluted EPS”) to adjusted net income (loss) and adjusted Diluted EPS for the twelve months ended January 30, 2016 and January 31, 2015 (in thousands, except per share amounts):

	Twelve Months Ended
	January 30, 2016			January 31, 2015
	Net Loss	Diluted Shares	Diluted EPS	Net Loss	Diluted Shares	Diluted EPS

As reported	$(4,483)	13,596	$(0.33)	$(10,090)	13,498	$(0.75)
Add: other charges for relocations, net of tax (1)	1,667	—		1,692	—
Add: other charges for management and organizational changes, net of tax (2)	2,593	—		4,462	—
Add: other charges for fiscal year change, net of tax (3)	17	—		775	—
Add: other charges for proposed business combinations, net of tax (4)	38	—		647	—
Less: gain on sale of building, net of tax (5)	—	—		(2,540)	—
Less: reductions of state income tax expense, net of federal expense, related to settlements of uncertain income tax positions	—	—		(1,654)	—
As adjusted	$(168)	13,596	$(0.01)	$(6,708)	13,498	$(0.50)

(1)

Other charges for relocations is net of income tax benefit of $1,028 and $1,028, respectively, which represents the difference in income tax provision calculated with and without the specified pretax expense.

(2)

Other charges for management and organizational changes is net of income tax benefit of $1,603 and $2,745, respectively, which represents the difference in income tax provision calculated with and without the specified pretax expense.

(3)

Other charges for fiscal year change is net of income tax benefit of $10 and $470, respectively, which represents the difference in income tax provision calculated with and without the specified pretax expense.

(4)

Other charges for proposed business combinations is net of income tax benefit of $23 and $398, respectively, which represents the difference in income tax provision calculated with and without the specified pretax expense.

(5)	Gain on sale of building is net of income tax expense of $1,570, which represents the difference in income tax provision calculated with and without the specified pretax income.

Following is a reconciliation of net loss to Adjusted EBITDA and Adjusted EBITDA before other charges for the twelve months ended January 30, 2016 and January 31, 2015 (in thousands):

	Twelve Months Ended
	January 30, 2016	January 31, 2015

Net loss	$(4,483)	$(10,090)
Add: income tax benefit	(2,806)	(8,652)
Add: interest expense, net	1,520	506
Operating loss	(5,769)	(18,236)
Add: depreciation and amortization expense	17,231	15,401
Add: loss on impairment of long-lived assets	1,662	5,541
Add: loss (gain) on disposal of assets	193	(3,858)
Add: stock-based compensation expense	2,784	3,675
Adjusted EBITDA	16,101	2,523
Add: other charges for relocations (1)	2,462	1,696
Add: other charges for management and organizational changes	4,196	7,207
Add: other charges for fiscal year change	27	1,245
Add: other charges for proposed business combination	61	1,045
Adjusted EBITDA before other charges	$22,847	$13,716

(1)

For the twelve months ended January 30, 2016 other charges for relocations excludes accelerated depreciation expense of $233 (included in depreciation and amortization expense above). For the twelve months ended January 31, 2015 other charges for relocations excludes accelerated depreciation expense of $1,024 (included in depreciation and amortization expense above) and $(4,110) representing gain on sale of our prior headquarters/distribution facility (included in gain on disposal of assets above).

Four Months Ended January 31, 2015 Compared to Four Months Ended January 31, 2014

Results of Operations

The following table sets forth certain operating data from our consolidated statements of operations in thousands of dollars, as a percentage of net sales and as a percentage change for the periods indicated:

	Four Months Ended January 31,
	2015		2014		% Period to
	Amount (in thousands)	% of Net Sales (1)	Amount (in thousands, unaudited)	% of Net Sales (1)	Period Favorable (Unfavorable)

Net sales	$165,644	100.0%	$170,594	100.0%	(2.9)%
Cost of goods sold (2)	96,667	58.4	80,493	47.2	(20.1)
Gross profit	68,977	41.6	90,101	52.8	(23.4)
Selling, general and administrative expenses (3)	86,688	52.3	84,535	49.6	(2.5)
Store closing, asset impairment and asset disposal expenses	4,599	2.8	211	0.1	NM
Other charges, net	5,354	3.2	476	0.3	NM
Operating income (loss)	(27,664)	(16.7)	4,879	2.9	(667.0)
Interest expense, net	242	0.1	138	0.1	(75.4)
Income (loss) before income taxes	(27,906)	(16.8)	4,741	2.8	(688.6)
Income tax (benefit) provision	(10,526)	(6.4)	1,655	1.0	736.0
Net income (loss)	$(17,380)	(10.5)%	$3,086	1.8%	(663.2)%

NM—Not meaningful

(1)	Components may not add to total due to rounding.
(2)

Cost of goods sold includes merchandise costs (including customs duty expenses), expenses related to inventory shrinkage, product-related corporate expenses (including expenses related to our payroll, benefit costs and operating expenses of our design and sourcing departments), inventory reserves (including lower of cost or market reserves), inbound freight charges, purchasing and receiving costs, inspection costs, distribution center costs (including occupancy expenses and equipment depreciation), internal transfer costs, and the other costs of our distribution network.

(3)

Selling, general and administrative expenses includes advertising and marketing expenses, corporate administrative expenses, corporate headquarters occupancy expenses, store expenses (including store payroll and store occupancy expenses), and store opening expenses.

The following tables set forth certain information regarding the number of our retail locations and international franchised locations, for the periods indicated. Retail locations include stores and leased maternity apparel departments and exclude locations where Kohl’s sells our products under an exclusive product and license agreement, and international franchised locations.

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

(1)

During the third quarter of fiscal 2014 we commenced our expansion in Mexico. As of January 31, 2015 our merchandise was offered in 49 shop-in-shops and four franchise stores in Mexico. During March 2014 one store and 116 shop-in-shop locations operated by our former India franchisee were closed.

Net Sales.    Our net sales for the four months ended January 31, 2015 decreased by 2.9%, or $5.0 million, to $165.6 million from $170.6 million for the four months ended January 31, 2014. Comparable sales for the four months ended January 31, 2015 decreased 2.0% compared to a comparable sales decrease of 0.9% for the four months ended January 31, 2014. Our reported comparable sales decrease of 2.0% for the four months ended January 31, 2015 was favorably impacted by 0.7 percentage points, and our reported comparable sales decrease of 0.9% for the four months ended January 31, 2014 was unfavorably impacted by 0.1 percentage points, due to calendar timing shifts as described above. Adjusting for these calendar shifts, our calendar-adjusted comparable sales decreased 2.7% for the four months ended January 31, 2015 and decreased 0.7% for the four months ended January 31, 2014. The decrease in total reported sales for the four months ended January 31, 2015 compared to the four months ended January 31, 2014 resulted primarily from 1) decreased sales related to our continued efforts to close underperforming stores (see our discussion in Item 1. Business regarding closing underperforming stores) and 2) the decrease in comparable sales, partially offset by increased international sales. We attribute the comparable sales decrease to a number of factors, including a continued difficult overall retail environment, which resulted in decreased store traffic, and weaker consumer reception than expected to our merchandise assortments, resulting in both lower unit sales and higher price promotional and markdown activity on a year-over-year basis.

As of January 31, 2015 we operated a total of 564 stores and 1,875 total retail locations: 450 Motherhood Maternity stores (including 91 Motherhood Maternity Outlet stores), 24 A Pea in the Pod stores, 90 Destination Maternity stores, and 1,311 leased maternity apparel departments, of which 487 were in Sears stores under the Two Hearts Maternity brand and the balance were in other department stores and baby specialty stores. In comparison, as of January 31, 2014 we operated a total of 586 stores and 1,907 total retail locations: 468 Motherhood Maternity stores (including 88 Motherhood Maternity Outlet stores), 29 A Pea in the Pod stores, 89 Destination Maternity stores, and 1,321 leased maternity apparel departments. As of January 31, 2015 our store total included 90 multi-brand Destination Maternity nameplate stores, including 53 Destination Maternity combo stores and 37 Destination Maternity superstores. In comparison, as of January 31, 2014 we operated 89 multi-brand Destination Maternity nameplate stores, including 54 Destination Maternity combo stores and 35 Destination Maternity superstores. During the four months ended January 31, 2015 we opened five stores and closed nine stores. In addition, during the four months ended January 31, 2015 we opened five leased department locations and closed 20 leased department locations.

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

The Secret Fit impairment was primarily for capitalized legal costs incurred in connection with a lawsuit asserting infringement of patents held by us on our Secret Fit Belly technology.  The impairment resulted from decisions of the United States Patent and Trademark Office ("USPTO") in Inter Partes Review (“IPR”) proceedings through which it was decided by the USPTO that certain of the claims of the subject patents are not valid. The increase in store asset impairments reflects lower projected cash flows for certain stores due to sales and gross margin declines that are not expected to recover sufficiently in the future to allow for full recovery of the investment in store assets.

Other Charges, Net.     In the four months ended January 31, 2015 we incurred other charges of $5.4 million related to the relocations of our headquarters and distribution facilities, management and organizational changes, and our fiscal year change. Other charges related to our relocations of our corporate headquarters and distribution operations from Philadelphia, Pennsylvania to southern New Jersey were $1.2 million, primarily for non-cash pre-opening rent expense for the new buildings, and to a lesser extent, accelerated depreciation. Other charges related to management and organizational changes were $3.0 million, primarily for severance and other benefits in connection with the replacement of certain key management personnel and some reductions in headcount, and to a lesser extent, termination of an e-commerce development contract and consulting fees. Other charges related to our fiscal year change were $1.2 million, primarily for audit and tax professional fees for the additional SEC, IRS and other reporting requirements related to the transition period.

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

Our average diluted shares outstanding of 13.5 million for the four months ended January 31, 2015 were 0.3% lower than the 13.6 million average diluted shares outstanding for the four months ended January 31, 2014. We had higher shares outstanding in the four months ended January 31, 2015 compared to the four months ended January 31, 2014, as a result of stock option exercises and restricted stock awards.  However, diluted shares for the four months ended January 31, 2015 exclude the antidilutive impact of outstanding stock options and restricted stock due to the net loss for that period, compared to the inclusion of the dilutive impact of outstanding stock options and restricted stock in four months ended January 31, 2014, when we generated net income.

Following is a reconciliation of net income (loss) and Diluted EPS to adjusted net income (loss) and adjusted Diluted EPS for the four months ended January 31, 2015 and 2014 (in thousands, except per share amounts):

	Four Months Ended January 31,
	2015			2014
	Net Loss	Diluted Shares	Diluted EPS	Net Income	Diluted Shares	Diluted EPS

As reported	$(17,380)	13,541	$(1.28)	$3,086	13,581	$0.23
Add: other charges for relocations, net of tax (1)	721	—		297	—
Add: other charges for management and organizational changes, net of tax (2)	1,830	—		—	—
Add: other charges for fiscal year change, net of tax (3)	775	—		—	—
Less: reductions of state income tax expense, net of federal expense, related to settlements of uncertain income tax positions	(55)	—		(170)	—
As adjusted	$(14,109)	13,541	$(1.04)	$3,213	13,581	$0.24

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

Year Ended September 30, 2014 Compared to Year Ended September 30, 2013

Results of Operations

The following table sets forth certain operating data from our consolidated statements of operations in thousands of dollars, as a percentage of net sales and as a percentage change for the periods indicated:

	Year Ended September 30,				% Period to
	2014		2013		Period
	Amount (in thousands)	% of Net Sales (1)	Amount (in thousands)	% of Net Sales (1)	Favorable (Unfavorable)

Net sales	$516,959	100.0%	$540,259	100.0%	(4.3)%
Cost of goods sold (2)	247,501	47.9	249,298	46.1	0.7
Gross profit	269,458	52.1	290,961	53.9	(7.4)
Selling, general and administrative expenses (3)	250,253	48.4	252,026	46.6	0.7
Store closing, asset impairment and asset disposal expenses	1,469	0.3	1,441	0.3	(1.9)
Other charges, net	3,229	0.6	—	—	NM
Operating income	14,507	2.8	37,494	6.9	(61.3)
Interest expense, net	404	0.1	532	0.1	24.1
Loss on extinguishment of debt	—	—	9	0.0	100.0
Income before income taxes	14,103	2.7	36,953	6.8	(61.8)
Income tax provision	3,606	0.7	13,010	2.4	72.3
Net income	$10,497	2.0%	$23,943	4.4%	(56.2)%

NM—Not meaningful

(1)	Components may not add to total due to rounding.
(2)

Cost of goods sold includes merchandise costs (including customs duty expenses), expenses related to inventory shrinkage, product-related corporate expenses (including expenses related to our payroll, benefit costs and operating expenses of our design and sourcing departments), inventory reserves (including lower of cost or market reserves), inbound freight charges, purchasing and receiving costs, inspection costs, distribution center costs (including occupancy expenses and equipment depreciation), internal transfer costs, and the other costs of our distribution network.

(3)

Selling, general and administrative expenses includes advertising and marketing expenses, corporate administrative expenses, corporate headquarters occupancy expenses, store expenses (including store payroll and store occupancy expenses), and store opening expenses.

The following tables set forth certain information regarding the number of our retail locations and international franchised locations, for the fiscal years indicated. Retail locations include stores and leased maternity apparel departments and exclude locations where Kohl’s sells our products under an exclusive product and license agreement, and international franchised locations.

	Year Ended September 30,
	2014			2013
Retail Locations (1)	Stores	Leased Departments	Total Retail Locations	Stores	Leased Departments	Total Retail Locations

Beginning of period	596	1,311	1,907	625	1,383	2,008
Opened	22	43	65	15	74	89
Closed	(50)	(28)	(78)	(44)	(146)	(190)
End of period	568	1,326	1,894	596	1,311	1,907

(1)	Excludes locations where Kohl’s sells our products under an exclusive product and license agreement, and international franchised locations.

	Year Ended September 30,
	2014			2013
International Franchised Locations (1)	Stores	Shop-in- Shop Locations	Total International Franchised Locations	Stores	Shop-in- Shop Locations	Total International Franchised Locations

Beginning of period	20	123	143	16	103	119
Opened	2	56	58	5	30	35
Closed	(3)	(120)	(123)	(1)	(10)	(11)
End of period	19	59	78	20	123	143

(1)	During March 2014 one store and 116 shop-in-shop locations operated by our former India franchisee were closed.

Net Sales.    Our net sales for fiscal 2014 decreased by 4.3% or $23.3 million, to $517.0 million from $540.3 million for fiscal 2013. Comparable sales decreased 3.7% during fiscal 2014 versus a comparable sales increase of 2.6% during fiscal 2013. Adjusting for the calendar timing shift, as described in Item 6 in this report, our calendar-adjusted comparable sales decreased 3.7% for fiscal 2014 and increased 3.2% for fiscal 2013. The decrease in total reported sales for fiscal 2014 compared to fiscal 2013 resulted primarily from the decrease in comparable sales and decreased sales related to our continued efforts to close underperforming stores (see our discussion in Item 1. Business regarding closing underperforming stores). We attribute the comparable sales decrease to a number of factors, including a continued difficult overall economic and retail environment, which resulted in decreased store traffic, and weaker consumer reception than expected to the Company’s merchandise assortments, resulting in both lower unit sales and higher than planned price promotional and markdown activity.

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

Gross Profit.     Our gross profit for fiscal 2014 decreased by 7.4%, or $21.5 million, to $269.5 million compared to $291.0 million for fiscal 2013, and our gross profit as a percentage of net sales (gross margin) for fiscal 2014 was 52.1% compared to 53.9% for fiscal 2013. The decrease in gross profit for fiscal 2014 compared to fiscal 2013 was primarily due to lower sales volume and our lower gross margin, reflecting higher than planned price promotional and markdown activity to spur sales and more aggressively manage inventory, including $1.3 million of inventory write-downs at September 30, 2014 for the planned disposal of certain out of season merchandise.

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

Interest Expense, Net.     Our net interest expense for fiscal 2014 decreased by 24.1%, or $0.1 million, to $0.4 million from $0.5 million in fiscal 2013. This slight decrease was due to repayment of the remaining $13.4 million of outstanding under a prior term loan during the first quarter of fiscal 2013 and repayment of our Industrial Revenue Bond during the third quarter of fiscal 2013.

Loss on Extinguishment of Debt.     In November 2012 we prepaid the remaining $13.4 million of outstanding under a prior term loan. The $13.4 million term loan prepayment resulted in a pretax charge of $9,000 in fiscal 2013, representing the write-off of unamortized deferred financing costs.

Income Tax Provision.     For fiscal 2014 our effective tax rate was 25.6% compared to 35.2% for fiscal 2013. Our effective tax rate for fiscal 2014 was lower than the statutory federal tax rate of 35% primarily due to reductions of state income tax expense, net of federal expense, of $1.8 million, or $0.13 per diluted share, recorded in fiscal 2014, which were related to settlements of uncertain income tax positions. Our effective tax rate for fiscal 2013 was slightly higher than the statutory federal tax rate of 35% primarily due to the effect of state income taxes, net of federal tax benefit, and to a lesser extent, additional income tax expense (including interest and penalties) recognized as required by the accounting standard for uncertain income tax positions, largely offset by the recognition of the estimated tax benefit of certain state net operating loss carryforwards. Income tax expense for fiscal 2013 included a reduction of state income tax expense, net of federal expense, of $1.2 million, or $0.09 per diluted share, for the estimated carryforward tax benefit of certain state net operating losses based upon changes in applicable state income tax regulations, which was recognized in the fourth quarter of fiscal 2013. See Note 15 of the Notes to Consolidated Financial Statements, included elsewhere in this report, for the reconciliation of the statutory federal income tax rate to our effective tax rate.

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

Following is a reconciliation of net income to Adjusted EBITDA and Adjusted EBITDA before other charges for the years ended September 30, 2014 and 2013 (in thousands):

	Year Ended September 30,
	2014	2013

Net income	$10,497	$23,943
Add: income tax provision	3,606	13,010
Add: interest expense, net	404	532
Add: loss on extinguishment of debt	—	9
Operating income	14,507	37,494
Add: depreciation and amortization expense	15,197	12,424
Add: loss on impairment of long-lived assets	1,136	786
Add: (gain) loss on disposal of assets	(4,031)	528
Add: stock-based compensation expense	3,747	2,771
Adjusted EBITDA	30,556	54,003
Add: other charges for relocations (1)	911	—
Add: other charges for management and organizational changes	4,256	—
Add: other charges for proposed business combination	1,045	—
Adjusted EBITDA before other charges	$36,768	$54,003

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

Cash and cash equivalents increased by $0.8 million during fiscal 2015 compared to a decrease of $16.2 million during the twelve months ended January 31, 2015.

Cash provided by operations was $16.1 million for fiscal 2015, a decrease of $11.4 million from the $27.5 million in cash provided by operations for the twelve months ended January 31, 2015. This decrease in cash provided by operations versus the comparable prior year period was primarily the result of net working capital and other asset/liability changes that provided $0.1 million of cash in fiscal 2015 compared to $14.5 million cash provided in the twelve months ended January 31, 2015 (excluding the effect of the $10.9 million inventory write-down in the twelve months ended January 31, 2015), partially offset by the lower net loss in fiscal 2015 compared to the twelve months ended January 31, 2015, net of the change in non-cash adjustments (including the $10.9 million inventory write-down). The $14.4 million year-over-year increase in use of cash from net working capital and other asset/liability changes was primarily the result of 1) a decrease in accounts payable and accrued expenses in fiscal 2015 compared to an increase in the twelve months ended January 31, 2015, reflecting timing of vendor and payroll related payments, including severance and other benefits paid in connection with the resignation of our former CEO ($18.4 million), and 2) a decrease in deferred rent and other non-current liabilities balances in fiscal 2015 compared to an increase in the twelve months ended January 31, 2015 ($6.3 million), partially offset by 1) a decrease in prepaid expenses and other current assets in fiscal 2015 compared to an increase in the twelve months ended January 31, 2015 ($7.9 million), primarily reflecting timing of tenant construction allowances from landlords, including $4.0 million for our new headquarters facility, and 2) a slightly higher year-over-year decrease in inventory (excluding the $10.9 million inventory write-down in the twelve months ended January 31, 2015) ($2.1 million). Our working capital changes, quarterly net income (loss) and cash flow adjustments may fluctuate significantly and net cash provided by operating activities for any interim period is not necessarily indicative of the results that may be achieved for a full fiscal year.

During fiscal 2015 we used $28.4 million from borrowings on our Credit Facility and cash provided by operations to pay for capital expenditures, to pay our quarterly cash dividend, to make monthly payments on our capital equipment loan and to increase available cash. For fiscal 2015 we spent $29.3 million on capital expenditures, including $15.2 million for leasehold improvements, fixtures and equipment for new store facilities, as well as improvements to existing stores, $9.5 million related to the relocations of our corporate headquarters and distribution operations (see below), and $4.6 million for our information technology systems. In fiscal 2015 we paid $11.0 million for our quarterly cash dividend. We expect to use borrowings under our Credit Facility to fund a portion of our capital requirements from time to time during fiscal 2016.

Our inventory carrying value of $72.5 million as of January 30, 2016 has declined 4.0% from January 31, 2015 and has declined 18.0% from September 30, 2014 as a result of our efforts to clear our stores of excess and out-of-season merchandise. Unit inventory is down approximately 11% on a year-over-year basis as we continued the liquidation of aged, reserved inventory.  During the second half of fiscal 2015 we continued to adjust our approach to balancing inventory and pricing decisions in a demand-constrained retail environment. This helped us achieve a gross margin rate during the fourth quarter of fiscal 2015 that was 240 basis points higher than the comparable prior year period, excluding the effect of the prior period’s $10.9 million inventory write-down. We continue to evaluate alternative liquidation approaches to optimize our cash return on the disposal of excess and out-of-season merchandise.

During the twelve months ended January 31, 2015 we received $15.0 million cash proceeds from equipment financing provided by our Credit Facility bank and $12.5 million cash proceeds from the sale of our prior headquarters/distribution facility. During the twelve months ended January 31, 2015 we used cash provided by operations, the proceeds from the equipment financing, the proceeds from the building sale and a portion of our available cash to pay for capital expenditures and to pay our quarterly cash dividend. For the twelve months ended January 31, 2015, we spent $55.2 million on capital expenditures, including $28.4 million related to the relocations of our corporate headquarters and distribution operations (see below), $21.1 million for leasehold improvements, fixtures and equipment for new store facilities, as well as improvements to existing stores, and $5.7 million for our information technology systems, and distribution and corporate facilities. In the twelve months ended January 31, 2015, we paid $10.9 million for our quarterly cash dividend.

On March 25, 2016, we entered into a Term Loan Credit Agreement (the "Term Loan Agreement") for a $32.0 million term loan due March 21, 2021 (the "Term Loan"), the proceeds of which were received on March 26, 2016 and were used to repay a portion of the outstanding indebtedness under our existing Credit Facility (see below). The interest rate on the Term Loan is equal to a LIBOR rate (with a 1.00% LIBOR floor) plus 7.50%. We are required to make minimum repayments of the principal amount of the Term Loan in quarterly installments of $0.8 million each, with the remaining outstanding balance payable on the maturity date.

Additionally, the Term Loan can be prepaid at our option subject to certain restrictions, in part or in whole at any time, subject to the payment of a prepayment premium as follows: 1) 3% on or prior to the first anniversary of the closing date, 2) 2% from the first anniversary to the second anniversary of the closing date, and 3) 1% after the second anniversary but on or prior to the third anniversary of the closing date. Under the Term Loan Agreement we are required to maintain Excess Availability (as defined in the related Credit Facility agreement) equal to the greater of 10% of the Loan Cap (as defined in the related Credit Facility agreement) or $5.0 million.  In addition, we are required to maintain quarterly Consolidated EBITDA (as defined in the related Term Loan Agreement) in an amount not less than the levels specified for each period in the Term Loan Agreement, and are prohibited from making capital expenditures (net of tenant allowances) in excess of $17.0 million in any period of four fiscal quarters (subject to carry-forward of 50% of any underutilization). The Term Loan Agreement also prohibits the payment of dividends or share repurchases by us for three years. The Term Loan is secured by a security interest in substantially all of our assets, including accounts receivable, inventory, equipment, letter of credit rights, cash, intellectual property and other intangibles, and certain other assets. The security interest granted to the Term Lenders is, in certain respects, subordinate to the security interest granted to the Credit Facility Lender.

After completion of our debt refinancing on March 26, 2016 we have a $70.0 million senior secured revolving credit facility (the “Credit Facility”), which was amended and restated in connection with the issuance of our new $32.0 million Term Loan. Previously the Credit Facility was $76.0 million and consisted of two tranches: 1) a senior secured revolving credit and letter of credit facility of up to $70.0 million (“Tranche A”) and 2) a senior secured first-in, last-out revolving credit facility of up to $6.0 million (“Tranche A-1”). On March 26, 2016 proceeds from the Term Loan were used to repay a portion of the outstanding indebtedness under the Credit Facility, including repayment of the entire balance outstanding under Tranche A-1, which was then terminated. We originally entered into a five-year $61.0 million Credit Facility on November 1, 2012. In accordance with the terms of the Credit Facility, effective June 3, 2015 our permitted borrowings under Tranche A of the Credit Facility were increased by $15.0 million at our request. Effective August 25, 2015 the Credit Facility was amended to reflect the increase to Tranche A permitted borrowings and to extend the maturity date to August 25, 2020 from November 1, 2017. In connection with the Term Loan financing the maturity date of the Credit Facility was further extended to March 25, 2021. Proceeds from advances under the Credit Facility, with certain restrictions, may be used to provide financing for working capital, letters of credit, capital expenditures and other general corporate purposes. Under the Credit Facility, we are required to maintain minimum Excess Availability (as defined in the related Credit Facility agreement) equal to the greater of 10% of the Loan Cap (as defined in the Credit Facility agreement) or $5.0 million. The Credit Facility is secured by a security interest in our trade receivables, inventory, letter of credit rights, cash, intangibles and certain other assets.

After completion of our debt refinancing on March 26, 2016 we had $10.7 million in outstanding borrowings under the Credit Facility and $6.3 million in letters of credit, with $42.2 million of availability under the Credit Facility based on our Borrowing Base formula and minimum Excess Availability requirement. As of January 30, 2016 we had $28.4 million in outstanding borrowings under the Credit Facility, of which $22.4 million were Tranche A borrowings and $6.0 million were Tranche A-1 borrowings, and $6.3 million in letters of credit, with $20.3 million of availability under the Credit Facility based on our Borrowing Base formula and minimum Excess Availability requirement. As of January 31, 2015 we had no outstanding borrowings under the Credit Facility and $6.4 million in letters of credit, with $49.1 million of availability under the Credit Facility based on the Company’s Borrowing Base formula and minimum Excess Availability requirement. For fiscal 2015 Tranche A borrowings had a weighted interest rate of 3.05% per annum and Tranche A-1 borrowings had a weighted interest rate of 4.89%. During fiscal 2015 our average level of direct borrowings was $26.8 million and our maximum borrowings at any time were $40.9 million. For the twelve months ended January 31, 2015 our borrowings were all under Tranche A-1 and had a weighted interest rate of 5.25%. During the twelve months ended January 31, 2015 our average level of direct borrowings was $0.2 million and our maximum borrowings at any time were $5.8 million.

During the four month transition period ended January 31, 2015 we received $15.0 million proceeds from a five-year equipment financing arrangement with our Credit Facility bank. The equipment note bears annual interest at 3.38%, with payments of $0.3 million (including interest) due monthly through December 2019. The equipment note is collateralized by substantially all of the material handling equipment at our distribution facility in Florence, New Jersey. As of January 30, 2016 there was $12.2 million outstanding under the equipment note.

During fiscal 2015 and the twelve months ended January 31, 2015 we paid cash dividends of $11.0 million (or $0.80 per share) and $10.9 million (or $0.80 per share), respectively. In connection with our debt refinancing our Board of Directors agreed to suspend the quarterly dividend.

Our management believes that our current cash and working capital positions, expected operating cash flows and available borrowing capacity will be sufficient to fund our cash requirements for working capital and capital expenditures for at least the next twelve months.

Facilities Relocations

In September 2013 we announced our plans to relocate our corporate headquarters and distribution operations from Philadelphia, Pennsylvania to southern New Jersey. We completed the relocation of our corporate headquarters in January 2015 and we completed the relocation of our distribution operations in August 2015. To partially offset the costs of these relocations, the Board of the NJEDA approved us for an incentive package of up to $40 million in benefits under Grow NJ in the form of transferrable income tax credits over a ten-year period from the State of New Jersey. The annual benefit amount available to us is expected to significantly exceed our annual income tax liability to New Jersey. In order to maximize the realizable value of our incentive package, in December 2013 we entered into an agreement with a third party to sell 75% or more of the annual income tax credits awarded to us. Based on this agreement, we project we will realize approximately $36 million from the incentive package, subject to our compliance with the requirements of our incentive package under Grow NJ. In connection with the planned relocations, in September 2014 we sold the building that housed our principal executive offices and distribution facility in a sale and leaseback arrangement. We received $12.5 million cash proceeds and realized a gain of $4.1 million from the sale. Under the leaseback agreement we continued to occupy the premises and used them for the wind down of our business operations through October 31, 2015. As of January 30, 2016 we had capital expenditures associated with these relocations of $40 million, with nearly $4 million of this amount offset by construction allowance contributions from the landlord for our new headquarters building. We previously received $15 million of capital equipment financing through our Credit Facility bank to partially fund the material handling equipment in the new distribution facility.

As previously discussed, we experienced some temporary disruption of operations during the third quarter of fiscal 2015 resulting from our distribution center move. We estimate that our comparable sales for fiscal 2015 were negatively impacted by approximately 0.5%, resulting in lower gross profit and negatively impacting our Diluted EPS. We estimate that net relocation related costs, excluding other charges, negatively impacted our full year fiscal 2015 results by approximately $0.02 per diluted share, as a result of the temporary disruption, partially offset by the expected after-tax earnings benefit from the relocations. Our financial projections of the costs/benefits from our relocations factor the incremental impact of actual or expected costs to be incurred, such as occupancy expenses for our new facilities, and actual or expected benefits to be realized, such as our Grow NJ benefit, net of operating expenses and depreciation of capital costs that we estimate would otherwise have been incurred. For fiscal 2016 we project that we will realize an after-tax earnings benefit of approximately $0.04 per diluted share and an after-tax cash benefit of approximately $3 million from the relocations.

Contractual Obligations and Commercial Commitments

We have entered into agreements that create contractual obligations and commercial commitments. These obligations and commitments will have an impact on future liquidity and the availability of capital resources. The tables below set forth a summary of these obligations and commitments as of January 30, 2016 (in thousands):

Contractual Obligations:

		Payments Due by Period
Description	Total Obligations (1)	Less Than One Year	One to Three Years	Three to Five Years	After Five Years

Long-term debt (2)	$44,199	$4,497	$13,559	$8,543	$17,600
Interest related to long-term debt (2)	11,544	2,458	5,283	3,440	363
Operating leases (3)	225,979	42,407	67,221	45,616	70,735
Purchase obligations (4)	74,935	74,935	—	—	—
Total contractual cash obligations	$356,657	$124,297	$86,063	$57,599	$88,698

(1)

The amounts in this table exclude obligations under employment agreements. For a discussion of the compensation of our executive officers, see the information contained under the caption “Executive Compensation” in our Proxy Statement, which will be filed with the SEC in connection with the Annual Meeting of Stockholders expected to be held in May 2016.

(2)

Long-term debt includes $32,000 due under our Term Loan, which was completed in March 2016 through the bank that provides our Credit Facility.  Variable rate interest costs on the term loan were estimated using the interest rate in effect as of January 30, 2016.

(3)

Includes store, office and distribution facility leases, which generally provide for payment of direct operating costs in addition to rent. The amounts reflected include future minimum lease payments and exclude such direct operating costs.

(4)

Our purchase orders with contract manufacturers are cancelable by us at any time prior to our acceptance of the merchandise subject to negotiated payment of certain of vendors’ nonrecoverable costs. The amount in this table excludes purchase orders for supplies in the normal course of business.

Commercial Commitments:

		Amount of Commitment Per Period
Description	Total Obligations	Less Than One Year	One to Three Years	Three to Five Years	After Five Years

Credit facility (1)	$6,348	$6,348	$—	$—	$—
Other standby letters of credit	—	—	—	—	—
Total commercial commitments	$6,348	$6,348	$—	$—	$—

(1)	Consists of outstanding letter of credit commitments under our Credit Facility as of January 30, 2016.

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

Inventories.      We value our inventories, which consist primarily of maternity apparel, at the lower of cost or market. Cost is determined on the first-in, first-out method (FIFO) and includes the cost of merchandise, freight, duty and broker fees, as well as applied product-related overhead. A periodic review of inventory quantities on hand is performed in order to determine if inventory is properly valued at the lower of cost or market. Factors related to current inventories such as future consumer demand and fashion trends, current aging, current analysis of merchandise based on receipt date, current and anticipated retail markdowns or wholesale discounts, and class or type of inventory are analyzed to determine estimated net realizable values. Criteria utilized by us to determine the net realizable value of our inventories and the related level of required inventory reserves include factors such as the amount of merchandise received within the past twelve months, merchandise received more than one year before with quantities on-hand in excess of twelve months of sales, and merchandise currently selling below cost. A provision is recorded to reduce the cost of inventories to its estimated net realizable value, if required. Inventories as of January 30, 2016 and January 31, 2015 totaled $72.5 million and $75.8 million, respectively, representing 33.1% and 34.4% of total assets, respectively. Given the significance of inventories to our consolidated financial statements, the determination of net realizable values is considered to be a critical accounting estimate. Any significant unanticipated changes in the factors noted above could have a significant impact on the value of our inventories and our reported operating results.

Long-Lived Assets.     Our long-lived assets consist principally of store leasehold improvements, material handling equipment, information technology systems, and other furniture and fixtures (included in “property, plant and equipment, net” in our consolidated balance sheets) and, to a much lesser extent, patent and lease acquisition costs (included in “other intangible assets, net” in our consolidated balance sheets). These long-lived assets are recorded at cost and are amortized using the straight-line method over the shorter of the lease term or their useful life. Net long-lived assets as of January 30, 2016 and January 31, 2015 totaled $93.8 million and $91.3 million, respectively, representing 42.8% and 41.5% of total assets, respectively.

In assessing potential impairment of these assets, we periodically evaluate the historical and forecasted operating results and cash flows on a location-by-location basis. Newly opened retail locations may take time to generate positive operating and cash flow results. Factors such as 1) retail location type, that is, Company store or leased department, 2) retail nameplate, that is, Motherhood, Pea or Destination Maternity, 3) geographic location, for example, urban area versus suburb, 4) current marketplace awareness of our brands, 5) local customer demographic data, 6) anchor stores within the mall in which our retail location is premised and 7) current fashion trends are all considered in determining the time frame required for a retail location to achieve positive financial results, which is assumed to be within two years from the date a retail location is opened. If economic conditions are substantially different from our expectations, the carrying value of certain of our long-lived assets may become impaired. As a result of our impairment assessment, we recorded write-downs of long-lived assets of $1.7 million, $5.5 million and $4.4 million during fiscal 2015, the twelve months ended January 31, 2015, and the four months ended January 31, 2015, respectively.

For the twelve months ended January 31, 2015 asset impairment expenses were comprised of $3.4 million for impairment of intangible assets related to our Secret Fit Belly technology and $2.1 million for impairment of retail location assets. For the four months ended January 31, 2015 asset impairment expenses were comprised of $3.4 million for impairment of intangible assets related to our Secret Fit Belly technology and $1.0 million for impairment of retail location assets. The Secret Fit impairment was primarily for capitalized legal costs incurred in connection with a lawsuit asserting infringement of patents held by us on our Secret Fit Belly technology. The impairment resulted from decisions of the USPTO in IPR proceedings through which it was decided by the USPTO that certain of the claims of the subject patents are not valid.

Self-Insurance Reserves.     We are primarily self-insured for most workers’ compensation claims, general liability and automotive liability losses, and for employee-related healthcare claims. We have purchased insurance coverage in order to establish certain limits to our exposure on a per claim basis and on an aggregate basis. Our accrued insurance expense, which was primarily for self-insurance reserves, as of January 30, 2016 and January 31, 2015 totaled $6.3 million and $5.9 million, respectively, representing 2.9% and 2.7% of total assets, respectively. The estimated reserves for our self-insured liabilities and our reported operating results could be significantly affected if future occurrences and claims differ from the factors noted below.

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

Government Incentives.     To partially offset the costs of the relocations of our corporate headquarters and distribution operations from Philadelphia, Pennsylvania to southern New Jersey, the Board of the NJEDA approved us for an incentive package of up to $40 million in benefits under Grow NJ in the form of transferrable income tax credits over a ten-year period from the State of New Jersey. The annual benefit amount available to us is expected to significantly exceed our annual income tax liability to New Jersey. In order to maximize the realizable value of our incentive package, in December 2013 we entered into an agreement with a third party to sell 75% or more of the annual income tax credits awarded to us. Based on this agreement, we project we will realize approximately $36 million from the incentive package, subject to our compliance with the requirements of our incentive package under Grow NJ.

We recognize the estimated benefit from our Grow NJ award as a reduction to distribution center and corporate headquarters costs that result from the relocation of these facilities to New Jersey (primarily occupancy expenses and equipment depreciation). The Grow NJ award benefit is recognized ratably over the ten-year life of the award and provides the Company with transferrable income tax credits expected to approximate $4.0 million annually, with a net pretax realizable value of $3.6 million annually. When recognized, such income tax credits are included in our consolidated balance sheets as deferred income tax assets, net of a valuation allowance, and net of federal and state income tax effect, to reflect the expected after-tax amount to be realized from subsequent sales of the income tax credits. We began to recognize the benefit of our Grow NJ award in fiscal 2015 and net deferred income tax assets as of January 30, 2016 related to the award totaled $1.7 million, representing 0.8% of total assets.

In order to receive the benefits of the incentive package we need to meet certain levels of annual jobs and other requirements. We record an accrual for the estimated realizable amount of our Grow NJ award based on our monthly average pre- and post-relocation employment levels in New Jersey. We continually monitor our compliance with the requirements of our incentive package. If we do not meet these job levels or other requirements on an annual basis, we will not receive some or all of the benefits. Our agreement with the third party to sell 75% of the annual income tax credits provides us with an option to sell them an additional amount up to the remaining 25% of the annual income tax credits. Although we may utilize a minimal amount of the tax credits to offset our own tax liability, we expect to exercise the annual option to sell the additional tax credits to the third party. The estimated deferred income tax asset and our reported operating results could be significantly affected if we are unable to receive the full amount of the award benefits from NJEDA or are unable to sell or otherwise utilize the income tax credits.

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

The temporary differences between the book and tax treatment of income and expenses, as well as certain state net operating loss carryforwards, result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income. To the extent we believe that recovery is not more likely than not, we must establish a valuation allowance to reduce deferred tax assets to the amount considered realizable. Actual results could differ from our assessments if adequate taxable income is not generated in future periods. Net deferred tax assets (including our Grow NJ award benefit discussed above) as of January 30, 2016 and January 31, 2015 totaled $29.0 million and $28.0 million, respectively, representing 13.2% and 12.7% of total assets, respectively. To the extent we establish a valuation allowance or change a previously established valuation allowance in a future period, income tax expense will be impacted.

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

Recent Accounting Pronouncements

In March 2016 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU No. 2016-09 affects all entities that issue share-based payment awards to their employees. ASU No. 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows, including recognizing all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement rather than in additional paid-in capital. ASU No. 2016-09 is effective for financial statements issued for annual reporting periods beginning after December 15, 2016 and interim periods within those years. Earlier application is permitted. The impact from adoption of the new requirements of ASU No. 2016-09 on our consolidated financial position or results of operations has not yet been determined.

In February 2016 the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU No. 2016-02 affects any entity that enters into a lease (as that term is defined in the ASU) and its guidance supersedes Topic 840, Leases. As it substantively relates to us, ASU No. 2016-02 requires lessees to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position. For finance leases, lessees are required to recognize interest on the lease liability separately from amortization of the right-of-use asset in the statement of comprehensive income and classify repayments of the principal portion of the lease liability within financing activities and payments of interest on the lease liability and variable lease payments within operating activities in the statement of cash flows. For operating leases, lessees are required to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis and classify all cash payments within operating activities in the statement of cash flows. In transition, lessees are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. ASU No. 2016-02 is effective for financial statements issued for annual reporting periods beginning after December 15, 2018 and interim periods within those years. Earlier application is permitted. The impact from adoption of the new requirements of ASU No. 2016-02 on our consolidated financial position or results of operations has not yet been determined.

In November 2015 the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. To simplify the presentation of deferred income taxes, ASU No. 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU No. 2015-17 is effective for financial statements issued for annual reporting periods beginning after December 15, 2016 and interim periods within those years. Earlier application is permitted. Because this guidance impacts presentation only, the adoption of the new requirements of ASU 2015-17 will not have any impact on our net consolidated financial position or results of operations.

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

In April 2015 the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU No. 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The existing recognition and measurement guidance for debt issuance costs is not affected by ASU 2015-03. ASU No. 2015-03 is effective for financial statements issued for annual reporting periods beginning after December 15, 2015 and interim periods within those years. Earlier application is permitted for financial statements that have not been previously issued. The new guidance must be applied on a retrospective basis to all periods presented. Because this guidance impacts presentation only, the adoption of the new requirements of ASU 2015-03 will not have any impact on our net consolidated financial position or results of operations.

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

Forward-Looking Statements

Some of the information in this report, including the information incorporated by reference (as well as information included in oral statements or other written statements made or to be made by us), contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements involve a number of risks and uncertainties. A number of factors could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, but are not limited to: the strength or weakness of the retail industry in general and of apparel purchases in particular, our ability to successfully manage our various business initiatives, the success of our international business and its expansion, our ability to successfully manage, retain and expand our leased department and international franchise relationships, and marketing partnerships, future sales trends in our various sales channels, unusual weather patterns, changes in consumer spending patterns, raw material price increases, overall economic conditions and other factors affecting consumer confidence, demographics and other macroeconomic factors that may impact the level of spending for maternity apparel (such as fluctuations in pregnancy rates and birth rates), expense savings initiatives, our ability to anticipate and respond to fashion trends and consumer preferences, unanticipated fluctuations in our operating results, the impact of competition and fluctuations in the price, availability and quality of raw materials and contracted products, availability of suitable store locations, continued availability of capital and financing, our ability to hire, develop and retain senior management and sales associates, our ability to develop and source merchandise, our ability to receive production from foreign sources on a timely basis, our compliance with applicable financial and other covenants under our financing arrangements, potential debt prepayments, the trading liquidity of our common stock, changes in market interest rates, our compliance with certain tax incentive and abatement programs, war or acts of terrorism and other factors referenced in this report, including those set forth under the caption “Item 1A. Risk Factors.”

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

As of January 30, 2016 we had cash equivalents of $2.1 million. Our cash equivalents consist of investments in money market funds that bear interest at variable rates. A change in market interest rates earned on our investments impacts the interest income and cash flows, but does not materially impact the fair market value of the financial instruments. Due to the average maturity and conservative nature of our investment portfolio, we believe a sudden change in interest rates would not have a material effect on the value of our investment portfolio. The impact on our future interest income resulting from changes in investment yields will depend largely on the gross amount of our investment portfolio at that time. However, based upon the conservative nature of our investment portfolio and current experience, we do not believe a decrease in investment yields would have a material negative effect on our interest income.

The components of our debt portfolio are the $32.0 million Term Loan, as of March 26, 2016, and the $12.2 million equipment note and $70.0 million Credit Facility, as of January 30, 2016. Each of the components of our debt portfolio are denominated in United States dollars. The fair value of the debt portfolio is referred to as the “debt value.”  The equipment note bears interest at a fixed rate of 3.38%. Although a change in market interest rates would not affect the interest incurred or cash flow related to this fixed rate portion of the debt portfolio, the debt value would be affected.

The Term Loan carries a variable interest rate that is tied to market indices with a minimum annual rate of 8.50%. The sensitivity analysis as it relates to this portion of our debt portfolio assumes an instantaneous 100 basis point move in interest rates above and below the minimum threshold, with all other variables held constant. The debt value of the Term Loan is approximately $32.0 million. A 100 basis point increase in market interest rates above the minimum threshold would result in additional annual interest expense on the Term Loan of approximately $0.3 million. A 100 basis point decline in market interest rates below the minimum threshold would have no effect on our annual interest expense on the Term Loan.

Our Credit Facility has variable interest rates that are tied to market indices. As of January 30, 2016 we had $28.4 million of direct borrowings and $6.3 million of letters of credit outstanding under our Credit Facility. As of January 30, 2016 Tranche A borrowings under the Credit Facility would have resulted in interest at a rate between approximately 1.93% and 4.00% per annum. The Tranche A-1 commitment under the Credit Facility was terminated on March 26, 2016 in connection with our debt refinancing. Interest on any future borrowings under the Credit Facility would, to the extent of outstanding borrowings, be affected by changes in market interest rates. A change in market interest rates on the variable rate portion of our debt portfolio would impact the interest expense incurred and cash flows.

The sensitivity analysis as it relates to the fixed rate portion of our debt portfolio assumes an instantaneous 100 basis point move in interest rates from their levels as of January 30, 2016, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the value of the debt by approximately $0.2 million as of January 30, 2016. A 100 basis point decline in market interest rates would cause the debt value to increase by approximately $0.2 million as of January 30, 2016.

Other than as described above, we do not believe that the market risk exposure on other financial instruments is material.

Item 8.	Financial Statements and Supplementary Data

Our Consolidated Financial Statements appear on pages F-1 through F-30, as set forth in Item 15.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to our management on a timely basis to allow decisions regarding required disclosure. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of January 30, 2016. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of January 30, 2016 these controls and procedures were effective.

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

Management assessed the Company’s internal control over financial reporting as of January 30, 2016, the end of the Company’s fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and the Company’s overall control environment.

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

The effectiveness of the Company’s internal control over financial reporting as of January 30, 2016 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included on page F-2 and is incorporated by reference into this Item 9A.

(b)     Change in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting identified in connection with management’s evaluation that occurred during the last fiscal quarter ended January 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of January 30, 2016 regarding the number of shares of common stock that may be issued under our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	703,646	(1)	$15.89	593,443	(2)
Equity compensation plans not approved by security holders	16,000	(3)	$20.62	—
Total	719,646		$16.00	593,443

(1)	Reflects shares subject to options outstanding under the Company's Amended and Restated 1987 Stock Option Plan and the 2005 Plan.
(2)	Reflects shares available under the 2005 Plan (429,264 of which may be issued as shares of restricted stock).
(3)	Reflects shares subject to an outstanding option agreement awarded as a non-plan based inducement grant.

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

PART IV

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
	(3)	Exhibits
		See following Index of Exhibits.

INDEX OF EXHIBITS

Exhibit No.	Description

*3.1	Restated Certificate of Incorporation of the Company (Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2008)

3.2	Bylaws of the Company, effective February 19, 2015

†*10.1	Form of Non-Qualified Stock Option Agreement under the Company’s 2005 Equity Incentive Plan (Exhibit 10.29 to the 2006 Form 10-K)

†*10.2	Employment Agreement, dated July 23, 2008, between the Company and Judd P. Tirnauer (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 21, 2008 (the “July 21, 2008 Form 8-K”))

†*10.3	Restrictive Covenant Agreement with Judd P. Tirnauer dated July 23, 2008 (Exhibit 10.2 to the July 21, 2008 Form 8-K)

†*10.4

Employment Agreement, dated April 11, 2011, between Christopher F. Daniel and the Company (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 11, 2011 (the “April 11, 2011 Form 8-K”))

†*10.5	Executive Employment Agreement, dated July 16, 2009, between Ronald J. Masciantonio and the Company (Exhibit 10.4 to the April 11, 2011 Form 8-K)

†*10.6	Amendment to Executive Employment Agreement, dated April 27, 2010, between Ronald J. Masciantonio and the Company (Exhibit 10.5 to the April 11, 2011 Form 8-K)

†*10.7	Restrictive Covenant Agreement, dated July 16, 2009, between Ronald J. Masciantonio and the Company (Exhibit 10.6 to the April 11, 2011 Form 8-K)

†*10.8

Amendment, dated August 10, 2011, to the Employment Agreement dated as of July 23, 2008 between Judd P. Tirnauer and the Company (Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 10, 2011 (the “August 10, 2011 Form 8-K”))

†*10.9	Amendment, dated August 10, 2011, to the Employment Agreement dated as of July 16, 2009 (as amended) between Ronald J. Masciantonio and the Company (Exhibit 10.3 to the August 10, 2011 Form 8-K)

†*10.10

Amendment, dated November 22, 2011, to the Employment Agreement dated as of July 23, 2008 (as amended) between Judd P. Tirnauer and the Company (Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2011 (the “2011 Form 10-K”))

†*10.11	Amendment, dated November 22, 2011, to the Employment Agreement dated as of July 16, 2009 (as amended) between Ronald J. Masciantonio and the Company (Exhibit 10.46 to the 2011 Form 10-K)

†*10.12	Form of Restricted Stock Unit Award Agreement under the Company’s 2005 Equity Incentive Plan (Exhibit 10.47 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011)

†*10.13	Third Amended and Restated Employment Agreement dated March 6, 2012 between Edward M. Krell and the Company (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 6, 2012)

†*10.14

Amendment, dated November 15, 2012, to the Employment Agreement dated as of July 16, 2009 (as amended) between Ronald J. Masciantonio and the Company (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 15, 2012)

†*10.15	2005 Equity Incentive Plan (as amended and restated) (Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 25, 2013)

†*10.16	Letter Amendment dated December 7, 2013 to the Employment Agreement between the Company and Judd P. Tirnauer (Exhibit 10.2 to the December 4, 2013 Form 8-K)

†*10.17	Letter Amendment dated December 7, 2013 to the Employment Agreement between the Company and Ronald J. Masciantonio (Exhibit 10.3 to the December 4, 2013 Form 8-K)

†*10.18

Letter, dated August 16, 2013, from Ronald J. Masciantonio to the Company pursuant to employment agreement (Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2013)

†*10.19	Destination Maternity Corporation Stock Ownership Guidelines (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 24, 2014 (the “January 24, 2014 Form 8-K”))

†*10.20	Non-Employee Director Compensation Policy (Exhibit 10.2 to the January 24, 2014 Form 8-K)

Exhibit No.	Description

†*10.21

Release and Separation Agreement dated August 10, 2014, between the Company and Edward M. Krell (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 10, 2014 (the “August 10, 2014 Form 8-K”))

†*10.22	Employment Agreement dated August 10, 2014, between the Company and Anthony M. Romano (Exhibit 10.2 to the August 10, 2014 Form 8-K)

†*10.23	Amendment, dated August 10, 2014, to the Employment Agreement dated as of July 16, 2009 (as amended) between Ronald J. Masciantonio and the Company (Exhibit 10.3 to the August 10, 2014 Form 8-K)

†*10.24

Destination Maternity Corporation 2013 Management Incentive Program, as amended effective December 3, 2014 (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 1, 2014 (the “December 1, 2014 Form 8-K”))

†*10.25	Letter Agreement between the Company and Ronald J. Masciantonio dated December 3, 2014 (Exhibit 10.3 to the December 1, 2014 Form 8-K)

†*10.26	Letter Agreement between the Company and Judd P. Tirnauer dated December 3, 2014 (Exhibit 10.4 to the December 1, 2014 Form 8-K)

†*10.27	Letter Agreement between the Company and Anthony M. Romano dated December 3, 2014 (Exhibit 10.5 to the December 1, 2014 Form 8-K)

†*10.28	Form of Restricted Stock Unit Award Agreement under the Company’s 2005 Equity Incentive Plan (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 1, 2015)

†*10.29	Separation and Release Agreement dated December 17, 2015, between the Company and Christopher F. Daniel (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 17, 2015)

*10.30	Non-Disclosure Agreement dated March 15, 2016, between the Company and Orchestra-Prémaman S.A. (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 15, 2016)

*10.31

Term Loan Credit Agreement dated March 25, 2016, among the Company and Cave Springs, Inc., as Borrowers, Mothers Work Canada, Inc. and DM Urban Renewal, LLC, as Guarantors, each lender from time to time party hereto, Wells Fargo Bank, National Association, as Administrative Agent, Joint Lead Arranger and Sole Bookrunner, and TPG Specialty Lending, Inc., as Joint Lead Arranger and Documentation Agent (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 25, 2016)

*10.32

Amended and Restated Credit Agreement, dated March 25, 2016, among the Company and Cave Springs, Inc., as Borrowers, Mothers Work Canada, Inc. and DM Urban Renewal, LLC, as Guarantors, each lender from time to time party hereto and Wells Fargo Bank, National Association, as Administrative Agent and Swing Line Lender and Letter of Credit Issuer (Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 25, 2016)

*10.33

Intercreditor Agreement dated March 25, 2016, among Wells Fargo Bank, National Association, as ABL Agent and Wells Fargo Bank, National Association, as Term Agent, acknowledged by the Company, Cave Springs, Inc., Mothers Work Canada, Inc. and DM Urban Renewal, LLC (Exhibit 10.3 to the Company’s Current Report on Form 8-K dated March 25, 2016)

*21	Subsidiaries of the Company (Exhibit 21 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2014)

23	Consent of KPMG LLP

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Executive Vice President & Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Executive Vice President & Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit No.	Description

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference.
†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 14, 2016.

DESTINATION MATERNITY CORPORATION

By:	/S/ Anthony M. Romano
Anthony M. Romano
Chief Executive Officer & President (Principal Executive Officer)

By:	/S/ JUDD P. TIRNAUER
Judd P. Tirnauer
Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on April 14, 2016, in the capacities indicated:

/S/ Anthony M. Romano Anthony M. Romano	Chief Executive Officer, President and Director (Principal Executive Officer)

/S/ JUDD P. TIRNAUER Judd P. Tirnauer	Executive Vice President & Chief Financial Officer (Principal Financial and Accounting Officer)

/S/ ARNAUD AJDLER Arnaud Ajdler	Director (Non-Executive Chairman of the Board)

/S/ MICHAEL J. BLITZER Michael J. Blitzer	Director

/S/ BARRY ERDOS Barry Erdos	Director

/S/ MELISSA PAYNER-GREGOR Melissa Payner-Gregor	Director

/S/ J. DANIEL PLANTS J. Daniel Plants	Director

/S/ WILLIAM A. SCHWARTZ, JR. William A. Schwartz, Jr.	Director

/S/ B. ALLEN WEINSTEIN B. Allen Weinstein	Director

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Destination Maternity Corporation:

We have audited Destination Maternity Corporation’s internal control over financial reporting as of January 30, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Destination Maternity Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting presented above. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Destination Maternity Corporation maintained, in all material respects, effective internal control over financial reporting as of January 30, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Destination Maternity Corporation and subsidiaries as of January 30, 2016, January 31, 2015 and September 30, 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for the year ended January 30, 2016, the four months ended January 31, 2015 and each of the years in the two-year period ended September 30, 2014 and the related financial statement schedule, and our report dated April 14, 2016 expressed an unqualified opinion on those consolidated financial statements and the related financial statement schedule.

/s/ KPMG LLP

Philadelphia, Pennsylvania

April 14, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Destination Maternity Corporation:

We have audited the accompanying consolidated balance sheets of Destination Maternity Corporation and subsidiaries as of January 30, 2016, January 31, 2015 and September 30, 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for the year ended January 30, 2016, the four months ended January 31, 2015 and each of the years in the two-year period ended September 30, 2014. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule, Valuation and Qualifying Accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Destination Maternity Corporation and subsidiaries as of January 30, 2016, January 31, 2015 and September 30, 2014, and the results of their operations and their cash flows for the year ended January 30, 2016, the four months ended January 31, 2015 and each of the years in the two-year period ended September 30, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Destination Maternity Corporation’s internal control over financial reporting as of January 30, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 14, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania

April 14, 2016

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	January 30, 2016	January 31, 2015	September 30, 2014

ASSETS
Current assets:
Cash and cash equivalents	$2,116	$1,349	$12,580
Trade receivables, net	10,154	9,203	11,609
Inventories	72,509	75,759	88,411
Deferred income taxes	13,803	14,281	10,330
Prepaid expenses and other current assets	9,792	12,986	13,128
Total current assets	108,374	113,578	136,058
Property, plant and equipment, net	92,673	90,135	76,799
Other assets:
Deferred financing costs, net of accumulated amortization of $611, $445 and $379	534	543	609
Other intangible assets, net of accumulated amortization of $683, $588 and $1,333	1,148	1,128	4,334
Deferred income taxes	15,195	13,704	11,820
Other non-current assets	1,150	972	913
Total other assets	18,027	16,347	17,676
Total assets	$219,074	$220,060	$230,533

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit borrowings	$28,400	$—	$—
Current portion of long-term debt	2,897	2,801	—
Accounts payable	21,738	26,482	31,942
Accrued expenses and other current liabilities	39,488	46,862	47,840
Total current liabilities	92,523	76,145	79,782
Long-term debt	9,302	12,199	—
Deferred rent and other non-current liabilities	24,351	25,714	25,230
Total liabilities	126,176	114,058	105,012

Commitments and contingencies (Note 16)

Stockholders’ equity:
Preferred stock, 1,656,381 shares authorized
Series B junior participating preferred stock, $.01 par value; 300,000 shares authorized, none outstanding	—	—	—
Common stock, $.01 par value; 20,000,000 shares authorized, 13,824,535, 13,807,124 and 13,707,185 shares issued and outstanding	138	138	137
Additional paid-in capital	104,784	102,370	101,792
Retained earnings (accumulated deficit)	(11,951)	3,558	23,655
Accumulated other comprehensive loss	(73)	(64)	(63)
Total stockholders’ equity	92,898	106,002	125,521
Total liabilities and stockholders’ equity	$219,074	220,060	$230,533

The accompanying notes are an integral part of these Consolidated Financial Statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended	Four Months Ended	Year Ended
	January 30, 2016	January 31, 2015	September 30, 2014	September 30, 2013

Net sales	$498,753	$165,644	$516,959	$540,259
Cost of goods sold	252,713	96,667	247,501	249,298
Gross profit	246,040	68,977	269,458	290,961
Selling, general and administrative expenses	246,914	86,688	250,253	252,026
Store closing, asset impairment and asset disposal (income) expenses	(2,084)	4,599	1,469	1,441
Other charges, net	6,979	5,354	3,229	—
Operating income (loss)	(5,769)	(27,664)	14,507	37,494
Interest expense, net	1,520	242	404	532
Loss on extinguishment of debt	—	—	—	9
Income (loss) before income taxes	(7,289)	(27,906)	14,103	36,953
Income tax (benefit) provision	(2,806)	(10,526)	3,606	13,010
Net income (loss)	$(4,483)	$(17,380)	$10,497	$23,943

Net income (loss) per share—Basic	$(0.33)	$(1.28)	$0.78	$1.80
Average shares outstanding—Basic	13,596	13,541	13,451	13,272
Net income (loss) per share—Diluted	$(0.33)	$(1.28)	$0.77	$1.78
Average shares outstanding—Diluted	13,596	13,541	13,572	13,439

The accompanying notes are an integral part of these Consolidated Financial Statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year Ended	Four Months Ended	Year Ended
	January 30, 2016	January 31, 2015	September 30, 2014	September 30, 2013

Net income (loss)	$(4,483)	$(17,380)	$10,497	$23,943
Foreign currency translation adjustments	(9)	(1)	4	(33)
Comprehensive income (loss)	$(4,492)	$(17,381)	$10,501	$23,910

The accompanying notes are an integral part of these Consolidated Financial Statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total
	Number of Shares	Amount

Balance as of September 30, 2012	13,370	$134	$95,086	$9,786	$(34)	$104,972
Net income	—	—	—	23,943	—	23,943
Foreign currency translation adjustments	—	—	—	—	(33)	(33)
Cash dividends	—	—	—	(9,799)	—	(9,799)
Stock-based compensation	97	1	2,770	—	—	2,771
Exercise of stock options, net	123	1	743	—	—	744
Excess tax benefit from stock option exercises and restricted stock vesting	—	—	760	—	—	760
Repurchase and retirement of common stock	(34)	—	(725)	—	—	(725)
Balance as of September 30, 2013	13,556	136	98,634	23,930	(67)	122,633
Net income	—	—	—	10,497	—	10,497
Foreign currency translation adjustments	—	—	—	—	4	4
Cash dividends	—	—	—	(10,772)	—	(10,772)
Stock-based compensation	127	1	3,746	—	—	3,747
Exercise of stock options, net	100	1	270	—	—	271
Excess tax benefit from stock option exercises and restricted stock vesting	—	—	1,319	—	—	1,319
Repurchase and retirement of common stock	(76)	(1)	(2,177)	—	—	(2,178)
Balance as of September 30, 2014	13,707	137	101,792	23,655	(63)	125,521
Net loss	—	—	—	(17,380)	—	(17,380)
Foreign currency translation adjustments	—	—	—	—	(1)	(1)
Cash dividends	—	—	—	(2,717)	—	(2,717)
Stock-based compensation	100	1	1,072	—	—	1,073
Exercise of stock options, net	8	—	29	—	—	29
Tax benefit shortfall from stock option exercises and restricted stock vesting	—	—	(400)	—	—	(400)
Repurchase and retirement of common stock	(8)	—	(123)	—	—	(123)
Balance as of January 31, 2015	13,807	138	102,370	3,558	(64)	106,002
Net loss	—	—	—	(4,483)	—	(4,483)
Foreign currency translation adjustments	—	—	—	—	(9)	(9)
Cash dividends	—	—	—	(11,026)	—	(11,026)
Stock-based compensation	22	—	2,784	—	—	2,784
Exercise of stock options, net	11	—	69	—	—	69
Tax benefit shortfall from stock option exercises and restricted stock vesting	—	—	(312)	—	—	(312)
Repurchase and retirement of common stock	(15)	—	(127)	—	—	(127)
Balance as of January 30, 2016	13,825	$138	$104,784	$(11,951)	$(73)	$92,898

The accompanying notes are an integral part of these Consolidated Financial Statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended	Four Months Ended	Year Ended
	January 30, 2016	January 31, 2015	September 30, 2014	September 30, 2013

Operating Activities
Net income (loss)	$(4,483)	$(17,380)	$10,497	$23,943
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	17,231	5,223	15,197	12,424
Stock-based compensation expense	2,784	1,073	3,747	2,771
Loss on impairment of long-lived assets	1,662	4,444	1,136	786
Loss (gain) on disposal of assets	193	109	(4,031)	528
Loss on extinguishment of debt	—	—	—	9
Grow NJ award benefit	(3,600)	—	—	—
Deferred income tax provision (benefit)	2,020	(6,636)	(2,975)	(3,007)
Amortization of deferred financing costs	166	66	198	203
Changes in assets and liabilities:
Decrease (increase) in:
Trade receivables	(951)	2,406	855	727
Inventories	3,250	12,652	(1,865)	2,205
Prepaid expenses and other current assets	3,194	142	(5,511)	(2,708)
Other non-current assets	(178)	(59)	(503)	(54)
Increase (decrease) in:
Accounts payable, accrued expenses and other current liabilities	(3,675)	1,116	5,081	4,058
Deferred rent and other non-current liabilities	(1,519)	675	4,019	268
Net cash provided by operating activities	16,094	3,831	25,845	42,153
Investing Activities
Capital expenditures	(29,272)	(21,098)	(40,185)	(15,059)
Proceeds from sale of property, plant and equipment	35	—	12,591	—
Additions to intangible assets	(163)	(768)	(1,950)	(963)
Net cash used in investing activities	(29,400)	(21,866)	(29,544)	(16,022)
Financing Activities
(Decrease) increase in cash overdrafts	(277)	(5,384)	3,081	1,278
Increase in line of credit borrowings	28,400	—	—	—
Proceeds from long-term debt	—	15,000	—	—
Repayment of long-term debt	(2,801)	—	—	(15,257)
Deferred financing costs paid	(157)	—	—	(927)
Withholding taxes on stock-based compensation paid in connection with repurchase of common stock	(127)	(123)	(2,178)	(725)
Cash dividends paid	(11,026)	(2,717)	(10,772)	(9,799)
Proceeds from exercise of stock options	69	29	271	744
Excess tax benefit from exercise of stock options and restricted stock vesting	—	—	1,319	760
Net cash provided by (used in) financing activities	14,081	6,805	(8,279)	(23,926)
Effect of exchange rate changes on cash and cash equivalents	(8)	(1)	3	(26)
Net Increase (Decrease) in Cash and Cash Equivalents	767	(11,231)	(11,975)	2,179
Cash and Cash Equivalents, Beginning of Period	1,349	12,580	24,555	22,376
Cash and Cash Equivalents, End of Period	$2,116	$1,349	$12,580	$24,555

The accompanying notes are an integral part of these Consolidated Financial Statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF BUSINESS

Destination Maternity Corporation and subsidiaries (the “Company”) is a specialty designer and retailer of maternity clothing. The Company operated 1,815 retail locations as of January 30, 2016, including 536 stores and 1,279 leased departments, throughout the United States, Puerto Rico and Canada, and markets its maternity apparel on the Internet through its DestinationMaternity.com and brand-specific websites. The Company also markets maternity apparel at Kohl’s® stores throughout the United States under an exclusive product and license agreement. Further the Company has store franchise and product supply relationships in the Middle East, South Korea, Mexico and India. The Company was incorporated in Delaware in 1982.

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

The Company has historically operated on a fiscal year ending September 30 of each year. On December 4, 2014 the Company announced that its Board of Directors approved a change in its fiscal year end from September 30 to the Saturday nearest January 31 of each year. The fiscal year end change aligns the Company’s reporting cycle with the National Retail Federation fiscal calendar. The change is effective with the Company’s fiscal year 2015, which began February 1, 2015 and ended January 30, 2016, and resulted in a four-month transition period that began October 1, 2014 and ended January 31, 2015, referred to as the “transition period”.

The Company now operates on a fiscal year ending on the Saturday nearest January 31 of each year. References to the Company’s fiscal 2015 refer to the fiscal year, or periods within such fiscal year, which began February 1, 2015 and ended January 30, 2016.  References to the transition period refer to the four-month period from October 1, 2014 to January 31, 2015. References to fiscal years of the Company prior to fiscal 2015 refer to the fiscal years ended on September 30 in those years, unless otherwise indicated. For example, the Company’s “fiscal 2014” ended on September 30, 2014.

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

Cash and cash equivalents include cash on hand, cash in the bank and short-term investments with an original maturity of three months or less when purchased. Book cash overdrafts, which are outstanding checks in excess of funds on deposit, of $2,150,000, $2,427,000 and $7,811,000 were included in accounts payable as of January 30, 2016, January 31, 2015 and September 30, 2014, respectively.

The Company maintains cash accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses from maintaining cash accounts in excess of such limits. Management believes that it is not exposed to any significant credit risks on its cash accounts.

e.	Inventories

Inventories are valued at the lower of cost or market. Cost is determined by the “first-in, first-out” (FIFO) method. Inventories of goods manufactured by the Company include the cost of materials, freight, direct labor, and design, manufacturing and distribution overhead.

f.	Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation and amortization are computed for financial reporting purposes on a straight-line basis, using service lives ranging principally from five to ten years for furniture and equipment. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or their useful life. The cost of assets

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

sold or retired and the related accumulated depreciation or amortization are removed from the accounts with any resulting gain or loss included in net income. Maintenance and repairs are expensed as incurred, except for the capitalization of major renewals and betterments that extend the life of the asset. Long-lived assets are reviewed for impairment whenever adverse events, or changes in circumstances or business climate, indicate that the carrying value may not be recoverable. Factors used in the evaluation include, but are not limited to, management’s plans for future operations, brand initiatives, recent operating results and projected cash flows. If the associated undiscounted cash flows are insufficient to support the recorded asset, an impairment loss is recognized to reduce the carrying value of the asset. The amount of the impairment loss is determined by comparing the fair value of the asset with the carrying value. During fiscal 2015, 2014, 2013 and the four months ended January 31, 2015 the Company recorded impairment write-downs of property, plant and equipment totaling $1,659,000, $1,136,000, $754,000 and $1,090,000, respectively, on a pretax basis.

g.	Intangible Assets

Intangible assets with definite useful lives consist primarily of patent and lease acquisition costs. The Company capitalizes legal costs incurred to defend its patents when a successful outcome is deemed probable and to the extent of an evident increase in the value of the patents. Intangible assets are amortized over the shorter of their useful life or, if applicable, the lease term. Management reviews the carrying amount of these intangible assets as impairment indicators arise, to assess the continued recoverability based on future undiscounted cash flows and operating results from the related asset, future asset utilization and changes in market conditions. During fiscal 2015, 2013 and the four months ended January 31, 2015 the Company recorded write-downs of intangible assets totaling $3,000, $32,000 and $3,354,000, respectively, on a pretax basis. The intangible assets impairment charge of $3,354,000 during the four months ended January 31, 2015 was primarily for capitalized legal costs incurred in connection with a lawsuit asserting infringement of patents held by the Company on its Secret Fit Belly technology. The impairment resulted from decisions of the United States Patent and Trademark Office ("USPTO") in Inter Partes Review proceedings through which it was decided by the USPTO that certain of the claims of the subject patents are not valid. The Company has not identified any indefinite-lived intangible assets. Aggregate amortization expense of intangible assets in fiscal 2015, 2014, 2013 and the four months ended January 31, 2015 was $122,000, $240,000, $149,000 and $111,000, respectively.

Estimated amortization expense of the Company’s intangible assets as of January 30, 2016, during our next five future fiscal years ending on the Saturday nearest January 31 of each year, is as follows (in thousands):

Fiscal Year
2016	$120
2017	119
2018	117
2019	104
2020	97

h.	Deferred Financing Costs

Deferred financing costs are amortized to interest expense over the term of the related debt agreements. Amortization expense of deferred financing costs in fiscal 2015, 2014, 2013 and the four months ended January 31, 2015 was $166,000, $198,000, $203,000 and $66,000, respectively. In connection with a debt extinguishment in fiscal 2013 the Company wrote off $9,000 of unamortized deferred financing costs (see Note 9). In connection with its current credit facility entered into on November 1, 2012 and amended effective August 25, 2015 and March 25, 2016, and its term loan, entered into on March 25, 2016, the Company incurred approximately $2,245,000 in deferred financing costs, of which $1,100,000 will be paid in fiscal 2016 (including $810,000 paid at the term loan closing), $157,000 was paid in fiscal 2015 and $988,000 was paid in fiscal 2013 and prior (see Notes 8 and 9).

Estimated amortization expense of the Company’s deferred financing costs during future fiscal years ending on the Saturday nearest January 31 of each year, is as follows (in thousands):

Fiscal Year
2016	$291
2017	322
2018	322
2019	322
2020	322
2021	55

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

i.	Deferred Rent

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

j.	Treasury (Reacquired) Shares

Shares repurchased are retired and treated as authorized but unissued shares, with the cost in excess of par value of the reacquired shares charged to additional paid-in capital and the par value charged to common stock.

k.	Fair Value of Financial Instruments

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

l.	Revenue Recognition, Sales Returns and Allowances

Revenue is recognized at the point of sale for retail store sales, including leased department sales, or when merchandise is delivered to customers for licensed brand product and Internet sales, and when merchandise is shipped to international franchisees. Leased department revenue is remitted to the Company, less a fixed percentage of the net sales earned by the lease partner (as stipulated in each agreement), which is considered a store expense and included in selling, general and administrative expenses (see Note 2p). A liability is established for the retail value of gift cards sold and merchandise credits issued. The liability is relieved and revenue is recognized when gift cards or merchandise credits are redeemed by customers as tender for merchandise purchased. Allowances for returns are recorded as a reduction of revenue, based on the Company’s historical experience. Revenues are recorded net of applicable sales taxes.

m.	Other Revenues

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

n.	Cost of Goods Sold

Cost of goods sold in the accompanying Consolidated Statements of Operations includes merchandise costs (including customs duty expenses), expenses related to inventory shrinkage, product-related corporate expenses (including expenses related to payroll, benefit costs and operating expenses of the Company’s design and sourcing departments), inventory reserves (including lower of cost or market reserves), inbound freight charges, purchasing and receiving costs, inspection costs, distribution center costs (including occupancy expenses and equipment depreciation), internal transfer costs, and the other costs of the Company’s distribution network, partially offset by the allocable amount of the Company’s Grow NJ benefit (see Notes 2q and 14).

o.	Shipping and Handling Fees and Costs

The Company includes shipping and handling revenue earned from its Internet activities in net sales. Shipping and handling costs, which are included in cost of goods sold in the accompanying Consolidated Statements of Operations, include shipping supplies, related labor costs and third-party shipping costs.

p.	Selling, General and Administrative Expenses

Selling, general and administrative expenses in the accompanying Consolidated Statements of Operations include advertising and marketing expenses, corporate administrative expenses, corporate headquarters occupancy expenses, store expenses (including

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

store payroll and store occupancy expenses), and store opening expenses, partially offset by the allocable amount of the Company’s Grow NJ benefit (see Notes 2q and 14).

q.	Government Incentives

The Company recognizes the estimated benefit from its Grow NJ award (see Note 14) as a reduction to distribution center and corporate headquarters costs that result from the relocation of these facilities to New Jersey (primarily occupancy expenses and equipment depreciation). The Grow NJ award benefit is recognized ratably over the ten-year life of the award and provides the Company with transferrable income tax credits. When recognized such income tax credits are included in the Consolidated Balance Sheets as deferred income tax assets, net of a valuation allowance, and net of federal and state income tax effect, to reflect the expected amount to be realized from subsequent sales of the income tax credits.

r.	Advertising Costs

The Company expenses the costs of advertising when the advertising first occurs. Advertising expenses, including Internet advertising expenses, were $15,877,000, $18,187,000, $16,984,000 and $7,949,000 in fiscal 2015, 2014, 2013 and the four months ended January 31, 2015, respectively.

s.	Stock-based Compensation

The Company recognizes employee stock-based compensation as a cost in the accompanying Consolidated Statements of Operations. Stock-based awards are measured at the grant date fair value and the compensation expense is recorded generally on a straight-line basis over the vesting period, net of estimated forfeitures. Excess tax benefits related to stock option exercises and restricted stock vesting, which are recognized in stockholders’ equity, are reflected as financing cash inflows.

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

v.	Net Income (Loss) per Share and Cash Dividends

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

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes those effects for the diluted net income (loss) per share calculation (in thousands, except per share amounts):

	Year Ended	Four Months Ended	Year Ended September 30,
	January 30, 2016	January 31, 2015	September 30, 2014	September 30, 2013

Net income (loss)	$(4,483)	$(17,380)	$10,497	$23,943
Net income (loss) per share—Basic	$(0.33)	$(1.28)	$0.78	$1.80
Net income (loss) per share—Diluted	$(0.33)	(1.28)	$0.77	$1.78
Average number of shares outstanding—Basic	13,596	13,541	13,451	13,272
Incremental shares from the assumed exercise of outstanding stock options	—	—	73	108
Incremental shares from the assumed lapse of restrictions on restricted stock awards	—	—	48	59
Average number of shares outstanding—Diluted	13,596	13,541	13,572	13,439

In addition to performance-based RSUs, for fiscal 2014 and 2013 stock options and unvested restricted stock totaling approximately 201,000 and 196,000 shares, respectively, were excluded from the calculation of Diluted EPS as their effect would have been antidilutive. Options and unvested restricted stock totaling approximately 901,000 and 1,068,000 shares of the Company's common stock were outstanding as of January 30, 2016 and January 31, 2015, respectively, but were not included in the computation of Diluted EPS for fiscal 2015 and the four months ended January 31, 2015 due to the Company's net loss. Had the Company reported a profit for fiscal 2015 and the four months ended January 31, 2015 the weighted average number of dilutive shares outstanding for computation of Diluted EPS would have been approximately 13,624,000 and 13,596,000 shares, respectively.

During fiscal 2015, 2014, 2013 and the four months ended January 31, 2015 the Company paid cash dividends totaling $11,026,000 ($0.80 per share), $10,772,000 ($0.7875 per share), $9,799,000 ($0.725 per share) and $2,717,000 ($0.20 per share), respectively.

w.	Statements of Cash Flows

In fiscal 2015, 2014, 2013 and the four months ended January 31, 2015 the Company paid interest of $1,404,000, $211,000, $360,000 and $112,000, respectively, and made income tax payments, net of refunds, of $(5,347,000), $8,460,000, $16,188,000 and $51,000, respectively.

x.	Business and Credit Risk

Financial instruments, primarily cash and cash equivalents and trade receivables, potentially subject the Company to concentrations of credit risk. The Company limits its credit risk associated with cash and cash equivalents by placing such investments in highly liquid funds and instruments. Trade receivables associated with third-party credit cards are processed by financial institutions, which are monitored for financial stability. Trade receivables associated with licensed brand, leased department, international franchise and other relationships are evaluated for collectibility based on a combination of factors, including aging of trade receivables, write-off experience and past payment trends. The Company is dependent on key suppliers to provide sufficient quantities of inventory at competitive prices. No single supplier represented 10% or more of net purchases in fiscal 2015, 2014, 2013 or the four months ended January 31, 2015. A significant majority of the Company’s purchases during fiscal 2015, 2014, 2013 and the four months ended January 31, 2015 were imported. Management believes that any event causing a disruption of imports from any specific country could be mitigated by moving production to readily available alternative sources.

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

aa.	Newly Adopted Accounting Pronouncement

In April 2014 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU No. 2014-08 changes the requirements for reporting discontinued operations and improves the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. The Company adopted ASU 2014-08 in fiscal 2015 and the adoption did not have an impact on the Company’s consolidated results of operations, financial position or cash flows.

bb.	Recent Accounting Pronouncements

In March 2016 the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU No. 2016-09 affects all entities that issue share-based payment awards to their employees. ASU No. 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows, including recognizing all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement rather than in additional paid-in capital. ASU No. 2016-09 is effective for financial statements issued for annual reporting periods beginning after December 15, 2016 and interim periods within those years. Earlier application is permitted. The impact from adoption of the new requirements of ASU No. 2016-09 on the Company’s consolidated financial position or results of operations has not yet been determined.

In February 2016 the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU No. 2016-02 affects any entity that enters into a lease (as that term is defined in the ASU) and its guidance supersedes Topic 840, Leases. As it substantively relates to the Company, ASU No. 2016-02 requires lessees to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position. For finance leases, lessees are required to recognize interest on the lease liability separately from amortization of the right-of-use asset in the statement of comprehensive income and classify repayments of the principal portion of the lease liability within financing activities and payments of interest on the lease liability and variable lease payments within operating activities in the statement of cash flows. For operating leases, lessees are required to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis and classify all cash payments within operating activities in the statement of cash flows. In transition, lessees are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. ASU No. 2016-02 is effective for financial statements issued for annual reporting periods beginning after December 15, 2018 and interim periods within those years. Earlier application is permitted. The impact from adoption of the new requirements of ASU No. 2016-02 on the Company’s consolidated financial position or results of operations has not yet been determined.

In November 2015 the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. To simplify the presentation of deferred income taxes, ASU No. 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU No. 2015-17 is effective for financial statements issued for annual reporting periods beginning after December 15, 2016 and interim periods within those years. Earlier application is permitted. Because this guidance impacts presentation only, the adoption of the new requirements of ASU 2015-17 will not have any impact on the Company’s consolidated financial position or results of operations.

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

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In May 2014 the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU No. 2014-09 requires an entity to recognize revenue for the amount of consideration to which it expects to be entitled for the transfer of promised goods or services to customers. Additionally, ASU No. 2014-09 requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. The standard will replace most existing revenue recognition guidance in generally accepted accounting principles in the United States (“GAAP”) when it becomes effective. ASU No. 2014-09 is effective for financial statements issued for annual reporting periods beginning after December 15, 2016 and interim periods within those years. In August 2015 the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date which deferred the effective date of ASU No. 2014-09 by one year, making the guidance effective for fiscal years beginning after December 15, 2017.  Early adoption will be permitted, but not earlier than the original effective date for annual and interim periods. The impact from adoption of the new requirements of ASU No. 2014-09 on the Company’s consolidated financial position or results of operations has not yet been determined.

3.	TRADE RECEIVABLES

Trade receivables are recorded based on revenue recognized for sales of the Company’s merchandise and for other revenue earned by the Company through its marketing partnership programs and international franchise agreements, and are non-interest bearing. The Company evaluates the collectability of trade receivables based on a combination of factors, including aging of trade receivables, write-off experience, analysis of historical trends and expectations of future performance. An allowance for doubtful accounts is recorded for the amount of trade receivables that are considered unlikely to be collected. When the Company’s collection efforts are unsuccessful, uncollectible trade receivables are charged against the allowance for doubtful accounts. As of January 30, 2016, January 31, 2015 and September 30, 2014 the Company’s trade receivables were net of allowance for doubtful accounts of $170,000, $132,000 and $131,000, respectively.

4.	INVENTORIES

Inventories as of January 30, 2016, January 31, 2015 and September 30, 2014 were comprised of the following (in thousands):

	January 30, 2016	January 31, 2015	September 30, 2014

Finished goods	$71,229	$69,455	$81,678
Work-in-progress	420	2,414	2,140
Raw materials	860	3,890	4,593
	$72,509	$75,759	$88,411

5.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment as of January 30, 2016, January 31, 2015 and September 30, 2014 was comprised of the following (in thousands):

	January 30, 2016	January 31, 2015	September 30, 2014

Furniture and equipment	$70,943	$46,042	$76,251
Leasehold improvements	104,358	99,937	93,288
Construction in progress	2,170	24,891	22,168
	177,471	170,870	191,707
Less: accumulated depreciation and amortization	(84,798)	(80,735)	(114,908)
	$92,673	$90,135	$76,799

Aggregate depreciation and amortization expense of property, plant and equipment in fiscal 2015, 2014, 2013 and the four months ended January 31, 2015 was $17,109,000, $14,957,000, $12,275,000 and $5,112,000, respectively. During fiscal 2015, 2014,

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2013 and the four months ended January 31, 2015 the Company recorded pretax charges of $1,659,000, $1,136,000, $754,000 and $1,090,000, respectively, related to the impairment of leasehold improvements and furniture and equipment at certain of its retail locations.

In September 2013 the Company announced its plans to relocate its corporate headquarters and distribution operations from Philadelphia, Pennsylvania to southern New Jersey. The Company completed the relocation of its corporate headquarters to Moorestown, New Jersey in January 2015 and completed the relocation of its distribution operations to Florence, New Jersey in August 2015. As of January 31, 2015 and September 30, 2014 construction in progress includes $24,161,000 and $20,893,000, respectively, related to the relocations, primarily for material handling equipment for the new distribution center and leasehold improvements for the new corporate headquarters. In connection with the planned relocations, on September 5, 2014 the Company sold the building that houses its principal executive offices and distribution facility in a sale and leaseback arrangement and received cash proceeds of $12,522,000, net of transaction costs. Under the agreement the Company continued to occupy the premises for the operation and wind down of its business through October 31, 2015. The Company recognized a gain of $4,110,000 on the sale transaction.

6.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

As of January 30, 2016, January 31, 2015 and September 30, 2014 accrued expenses and other current liabilities were comprised of the following (in thousands):

	January 30, 2016	January 31, 2015	September 30, 2014

Employee compensation and benefits	$10,519	$10,593	$10,936
Insurance, primarily self-insurance reserves	6,326	5,888	5,714
Gift certificates and store credits	4,477	4,704	3,813
Deferred rent	3,310	3,824	3,530
Sales and use taxes	2,654	3,112	2,914
Product return reserve	1,736	2,084	2,708
Accounting and legal	1,378	1,998	1,322
Accrued property, plant and equipment additions	840	3,619	5,858
Income taxes payable	52	129	81
Other	8,196	10,911	10,964
	$39,488	$46,862	$47,840

7.	DEFERRED RENT AND OTHER NON-CURRENT LIABILITIES

As of January 30, 2016, January 31, 2015 and September 30, 2014 deferred rent and other non-current liabilities were comprised of the following (in thousands):

	January 30, 2016	January 31, 2015	September 30, 2014

Deferred rent	$26,545	$27,840	$26,906
Less: current portion included in accrued expenses and other current liabilities	(3,310)	(3,824)	(3,530)
Non-current deferred rent	23,235	24,016	23,376
Accrued income taxes	961	1,537	1,691
Other	155	161	163
	$24,351	$25,714	$25,230

8.	LINE OF CREDIT

After completion of a debt refinancing on March 26, 2016 the Company has a $70,000,000 senior secured revolving credit facility (the “Credit Facility”), which was amended and restated in connection with the issuance of the Company’s new $32,000,000 Term Loan (see Note 9). Previously the Credit Facility was $76,000,000 and consisted of two tranches: 1) a senior secured revolving

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

credit and letter of credit facility of up to $70,000,000 (“Tranche A”) and 2) a senior secured first-in, last-out revolving credit facility of up to $6,000,000 (“Tranche A-1”). On March 26, 2016 proceeds from the Term Loan were used to repay a portion of the outstanding indebtedness under the Credit Facility, including repayment of the entire balance outstanding under Tranche A-1, which was then terminated. The Company originally entered into a five-year $61,000,000 Credit Facility on November 1, 2012, which replaced the Company’s former $55,000,000 credit facility (the “Prior Credit Facility”). In accordance with the terms of the Credit Facility, effective June 3, 2015 the Company’s permitted borrowings under Tranche A of the Credit Facility were increased by $15,000,000 at the Company’s request. Effective August 25, 2015 the Credit Facility was amended to reflect the increase to Tranche A permitted borrowings and to extend the maturity date to August 25, 2020 from November 1, 2017. In connection with the Term Loan financing the maturity date of the Credit Facility was further extended to March 25, 2021. Proceeds from advances under the Credit Facility, with certain restrictions may be used to provide financing for working capital, letters of credit, capital expenditures, and other general corporate purposes.

The Credit Facility contains various affirmative and negative covenants and representations and warranties. In the event that the outstanding balance of the Term Loan exceeds the Term Loan Borrowing Base (as defined in the related Term Loan Agreement) then a reserve will be imposed against availability under the Credit Facility. The Credit Facility also requires the Company to maintain minimum Excess Availability (as defined in the related Credit Facility agreement) equal to the greater of 10% of the Loan Cap (as defined in the Credit Facility agreement) or $5,000,000. The Credit Facility is secured by a security interest in the Company’s trade receivables, inventory, letter of credit rights, cash, intangibles and certain other assets. The interest rate on outstanding borrowings is equal to, at the Company’s election, either 1) the lender’s base rate plus the applicable margin, or 2) a LIBOR rate plus the applicable margin. The applicable margin for base rate borrowings is 0.50% for Tranche A borrowings and was 2.00% for Tranche A-1 borrowings. The applicable margin for LIBOR rate borrowings is 1.50% for Tranche A borrowings and was 3.00% for Tranche A-1 borrowings. The Company also pays an unused line fee under the Credit Facility of 0.25% per annum.

Any amounts outstanding under the Credit Facility may be accelerated and become due and payable immediately and all loan and letter of credit commitments thereunder may be terminated upon an event of default and expiration of any applicable cure period. Events of default include: 1) nonpayment of obligations due under the subject loan agreement and related loan documents, 2) cross-defaults to other indebtedness and documents, 3) failure to perform any covenant or agreement contained in the subject loan agreement, 4) material misrepresentations, 5) failure to pay, or certain other defaults under, other material indebtedness of the Company, 6) certain bankruptcy or insolvency events, 7) a change of control, 8) indictments of the Company or senior management in a material forfeiture action, 9) default under certain material contracts to the extent such termination or default has or could reasonably be expected to have a material adverse effect, and 9) customary ERISA defaults, among others.

In connection with the original execution and subsequent amendments of the Credit Facility, the Company incurred deferred financing costs of $1,145,000. These deferred financing costs are being amortized over the term of the Credit Facility agreement and included in “interest expense, net” in the Consolidated Statements of Operations.

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

After completion of the debt refinancing on March 26, 2016 the Company had $10,700,000 in outstanding borrowings under the Credit Facility and $6,348,000 in letters of credit, with $42,189,000 of availability under the Credit Facility based on the Company’s Borrowing Base formula and minimum Excess Availability requirement. As of January 30, 2016 the Company had $28,400,000 in outstanding borrowings under the Credit Facility, of which $22,400,000 were Tranche A borrowings and $6,000,000 were Tranche A-

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1 borrowings, and $6,348,000 in letters of credit, with $20,347,000 of availability under the Credit Facility based on the Company’s Borrowing Base formula and minimum Excess Availability requirement. As of January 31, 2015 and September 30, 2014 the Company had no outstanding borrowings under the Credit Facility and $6,424,000 in letters of credit, with $49,076,000 of availability under the Credit Facility based on the Company’s Borrowing Base formula and minimum Excess Availability requirement. For fiscal 2015, 2014 and the four months ended January 31, 2015 Tranche A borrowings had a weighted interest rate of 3.05%, 3.75% and 3.75% per annum, respectively, and Tranche A-1 borrowings had a weighted interest rate of 4.89%, 5.25% and 5.25% per annum, respectively. During fiscal 2015, 2014 and the four months ended January 31, 2015 the Company’s average level of direct borrowings was $26,835,000, $24,000 and $630,000, respectively, and the Company’s maximum borrowings at any time were $40,900,000, $1,400,000 and $5,800,000, respectively.

9.	LONG-TERM DEBT

On March 25, 2016, the Company entered into a Term Loan Credit Agreement (the “Term Loan Agreement”) for a $32,000,000 term loan due March 21, 2021 (the “Term Loan”), the proceeds of which were received on March 26, 2016 and were used to repay a portion of the outstanding indebtedness under the Company’s existing Credit Facility (see Note 8). The interest rate on the Term Loan is equal to a LIBOR rate (with a 1.00% LIBOR floor) plus 7.50%. The Company is required to make minimum repayments of the principal amount of the Term Loan in quarterly installments of $800,000 each, with the remaining outstanding balance payable on the maturity date. Additionally, the Term Loan can be prepaid at the Company's option subject to certain restrictions, in part or in whole at any time, subject to the payment of a prepayment premium as follows: 1) 3% on or prior to the first anniversary of the closing date, 2) 2% from the first anniversary to the second anniversary of the closing date, and 3) 1% after the second anniversary but on or prior to the third anniversary of the closing date.

The Term Loan is secured by a security interest in substantially all of the assets of the Company, including accounts receivable, inventory, equipment, letter of credit rights, cash, intellectual property and other intangibles, and certain other assets. The security interest granted to the Term Lenders is, in certain respects, subordinate to the security interest granted to the Credit Facility Lender. The Term Loan Agreement prohibits the payment of dividends or share repurchases by the Company for three years and imposes certain restrictions on the Company's ability to, among other things, incur additional indebtedness and enter into other various types of transactions. The Term Loan Agreement requires the Company to maintain Excess Availability (as defined in the related Credit Facility agreement) equal to the greater of 10% of the Loan Cap (as defined in the related Credit Facility agreement) or $5,000,000.  In addition, the Company is required to maintain quarterly Consolidated EBITDA (as defined in the related Term Loan Agreement) in an amount not less than the levels specified for each period in the Term Loan Agreement, and are prohibited from making capital expenditures (net of tenant allowances) in excess of $17,000,000 in any period of four fiscal quarters (subject to carry-forward of 50% of any underutilization). Any amounts outstanding under the Term Loan may be accelerated and become due and payable immediately upon an event of default and expiration of any applicable cure period. The specified events of default are substantially the same as those in the Credit Facility agreement (see Note 8).

In connection with the execution of the Term Loan Agreement, the Company incurred deferred financing costs of approximately $1,100,000, of which $810,000 was paid at closing. These deferred financing costs will be amortized over the term of the Term Loan Agreement and included in “interest expense, net” in the Consolidated Statements of Operations.

Prior to November 1, 2012 the Company had a term loan agreement for a senior secured Term Loan B due March 13, 2013 (the “Prior Term Loan”), the $90,000,000 proceeds of which were received on April 18, 2007. On November 1, 2012 the Company prepaid the remaining Prior Term Loan balance of $13,427,000 in connection with the execution of its Credit Facility (see Note 8).

During the four month transition period ended January 31, 2015 the Company received $15,000,000 proceeds from a five-year equipment financing arrangement with its Credit Facility bank. The equipment note bears annual interest at 3.38%, with payments of $272,000 (including interest) due monthly through December 2019. The equipment note is collateralized by substantially all of the material handling equipment at the Company’s distribution facility in Florence, New Jersey (see Note 5). As of January 30, 2016 and January 31, 2015 there was $12,199,000 and $15,000,000, respectively, outstanding under the equipment note.

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

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Future maturities of long-term debt, including the Term Loan, are as follows (in thousands):

Fiscal Year

2016	$4,497
2017	7,251
2018	6,308
2019	5,343
2020	3,200
2021 and thereafter	17,600
$44,199

10.	FAIR VALUE MEASUREMENTS

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

At January 30, 2016, January 31, 2015 and September 30, 2014 the Company had cash equivalents of $4,000, $4,000 and $9,333,000, respectively. The Company’s cash equivalents consist of investments in money market funds for which the carrying value approximates fair value (based on Level 1 inputs) due to the short-term nature of those instruments. The carrying values of trade receivables and accounts payable approximate fair value due to the short-term nature of those instruments.

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

The Company’s Board has approved a program to repurchase up to $10,000,000 of the Company’s outstanding common stock. In July 2014 the Company’s Board extended its authorization of the program from July 31, 2014 to July 31, 2016. Under the program, the Company may repurchase shares from time to time through solicited or unsolicited transactions in the open market or in negotiated or other transactions. No shares have been repurchased under this program as of January 30, 2016. The new Term Loan Agreement, effective March 25, 2016, prohibits the payment of dividends or share repurchases by the Company for three years.

The Company has authorization to issue up to 1,656,381 shares of preferred stock, par value $0.01, with 300,000 shares authorized for Series B Junior Participating Preferred Stock. There was no preferred stock issued or outstanding as of January 30, 2016, January 31, 2015 or September 30, 2014.

12.	EQUITY AWARD PLANS

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

As of January 30, 2016 options to purchase 1,000 shares of common stock were outstanding under the Company’s Amended and Restated 1987 Stock Option Plan (the “1987 Plan”). The 1987 Plan expired on December 9, 2007 and stock options issued under the 1987 Plan will remain outstanding until they have expired, been exercised or have otherwise terminated.

No stock options have been granted by the Company with an exercise price less than the fair market value of the Company’s common stock on the date of grant for any of the periods presented. The majority of the stock options issued under the 2005 Plan vest ratably over four or five-year periods, although some stock options had both market price and time vesting requirements, and stock options issued under the 2005 Plan generally expire ten years from the date of grant. Restricted stock awards issued under the 2005 Plan have restrictions that lapse ratably over periods ranging from one to five years. The non-executive chairman of the Company’s Board is granted 6,000 shares of restricted stock and each non-employee director, other than the non-executive chairman, of the Company’s Board is granted 4,000 shares of restricted stock on an annual basis that will vest one year from the date of grant. The Company issues new shares of common stock upon exercise of vested stock options. As of January 30, 2016 there were 593,443 shares of the Company’s common stock available for grant under the 2005 Plan, with no more than 429,264 of those shares permitted to be issued in respect of restricted stock or restricted stock units granted under the 2005 Plan.

Stock option activity for all plans was as follows:

	Outstanding Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
	(in thousands)		(years)	(in thousands)

Balance—September 30, 2014	454	$19.87
Granted	544	14.32
Exercised	(12)	7.91
Forfeited	(43)	23.27
Expired	(111)	21.94
Balance—January 31, 2015	832	15.97
Granted	49	14.11
Exercised	(11)	6.45
Forfeited	(125)	16.12
Expired	(25)	14.70
Balance—January 30, 2016	720	$16.00	8.1	$ 6
Exercisable—January 30, 2016	300	$16.68	7.1	$ 6

During the fiscal 2015, 2014, 2013 and the four months ended January 31, 2015 the total intrinsic value of stock options exercised was $63,000, $3,576,000, $2,080,000 and $93,000, respectively. The total cash received from these stock option exercises was $69,000, $271,000, $744,000 and $29,000, respectively, and the actual tax benefit realized for the tax deductions from these option exercises was $24,000, $1,347,000, $784,000 and $35,000, respectively. During fiscal 2014, 2013 and the four months ended January 31, 2015 options to purchase 176,899, 101,949 and 10,000 shares of common stock, respectively, with aggregate exercise prices of $1,976,000, $890,000 and $69,000, respectively, were exercised by the option holders and net-share settled by the Company, such that the Company withheld 68,739, 39,934 and 4,455 shares of the Company’s common stock, respectively, which had a fair market value equal to the aggregate exercise prices of the stock options.

The weighted-average fair value of stock options granted during fiscal 2015, 2014, 2013 and the four months ended January 31, 2015 was estimated to be $2.58, $8.21, $7.98 and $3.04 per option share, respectively. The weighted-average fair value of each option granted is calculated on the date of grant using the Black-Scholes option pricing model.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Weighted-average assumptions for option grants were as follows:

	Year Ended January 30, 2016	Four Months Ended January 31, 2015	Year Ended
			September 30, 2014	September 30, 2013

Expected dividend yield	5.7%	5.6%	3.2%	3.5%
Expected price volatility	36.1%	38.1%	49.1%	59.6%
Risk-free interest rate	1.4%	1.8%	1.4%	0.8%
Expected life	5.0 years	5.4 years	4.7 years	5.5 years

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

The following table summarizes information about stock options outstanding as of January 30, 2016:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	(in thousands)	(years)		(in thousands)

$ 3.52 to $ 4.00	2	2.8	$3.52	2	$3.52
4.01 to 14.00	54	5.1	11.77	43	11.89
14.01 to 15.00	486	8.7	14.34	153	14.33
15.01 to 19.00	20	8.0	15.68	6	16.20
19.01 to 23.00	123	6.8	20.43	75	20.62
23.01 to 31.38	35	7.8	30.86	21	30.85
$ 3.52 to $31.38	720	8.1	$16.00	300	$16.68

Restricted stock activity for the 2005 Plan was as follows:

	Outstanding Restricted Shares	Weighted Average Grant Date Fair Value
	(in thousands)

Nonvested—September 30, 2014	200	$23.79
Granted	129	14.34
Vested	(65)	24.55
Forfeited	(28)	23.49
Nonvested—January 31, 2015	236	18.47
Granted	65	15.56
Vested	(77)	18.74
Forfeited	(43)	18.61
Nonvested—January 30, 2016	181	$17.28

The Compensation Committee of the Company’s Board of Directors established performance goals for the award of performance-based RSUs for four executive officers, under the 2005 Plan, in each of April 2015 (the “Fiscal 2015 Awards”), December 2013 (the “Fiscal 2014 Awards”), November 2012 (the “Fiscal 2013 Awards”) and December 2011 (the “Fiscal 2012 Awards”). The RSUs earned, if any, under the awards will be based on the Company’s cumulative operating income, as defined in the applicable award agreement (“RSU Operating Income”) for a specified three-year period (“Performance Period”). The grant of any

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

RSUs under these awards will generally be further contingent on the continued employment of the executive officers with the Company through the dates on which the shares in respect of these RSUs, if any, are issued following the end of the applicable Performance Periods, as well as the achievement of certain minimum levels of RSU Operating Income in the final fiscal year of each applicable Performance Period. Any dividends declared on the shares of the Company’s common stock underlying the RSUs will be credited as additional RSUs based on the fair market value of the Company’s common stock on the dividend record date. The additional RSUs, if any, will be earned on the same terms as the original RSUs.

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

Awards	Performance Period	Minimum RSUs	Target RSUs	Maximum RSUs

Fiscal 2015 Awards	February 2, 2015 to January 28, 2017	23,253	46,504	69,757
Fiscal 2014 Awards	October 1, 2013 to September 30, 2016	15,113	30,224	45,337
Fiscal 2013 Awards	October 1, 2012 to September 30, 2015	18,541	37,080	55,621
Fiscal 2012 Awards	October 1, 2011 to September 30, 2014	19,531	39,059	58,590

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

Stock-based compensation expense in fiscal 2015, 2014, 2013 and the four months ended January 31, 2015 was $2,784,000, $3,747,000, $2,771,000 and $1,073,000, respectively. As of January 30, 2016 $3,801,000 of total unrecognized compensation cost related to all non-vested equity awards is expected to be recognized over a weighted-average period of 1.4 years.

During fiscal 2015, 2014, 2013 and the four months ended January 31, 2015 certain stock option exercises and vesting restricted stock awards were net-share settled by the Company such that the Company withheld shares of the Company’s common stock, which had a fair market value equivalent to the minimum statutory obligation for the applicable income and employment taxes for the awards, and the Company remitted the cash value to the appropriate taxing authorities. The total shares withheld in connection with tax obligations, which were 15,024, 76,386, 34,125 and 8,257, respectively, during fiscal 2015, 2014, 2013 and the four months ended January 31, 2015, are reflected as repurchase of common stock in the accompanying financial statements, and were based on the value of the Company’s common stock on the exercise or vesting date. The remaining shares, net of those withheld, were delivered to the award holders. Total payments for tax obligations to the tax authorities were $127,000, $2,178,000, $725,000 and $123,000 for fiscal 2015, 2014, 2013 and the four months ended January 31, 2015, respectively.

13.	OTHER CHARGES, NET

In September 2013 the Company announced plans to relocate its corporate headquarters and distribution operations from Philadelphia, Pennsylvania to southern New Jersey. In September 2014 the Company recorded pretax income of $4,110,000 from the gain realized on the sale and leaseback of its then principal headquarters and distribution center building (see Note 5). The Company completed the relocation of its corporate headquarters to Moorestown, New Jersey in January 2015 and completed the relocation of its distribution operations to Florence, New Jersey in August 2015. During fiscal 2015, 2014 and the four months ended January 31, 2015 the Company recorded $2,695,000, $(2,072,000) and $1,158,000, respectively, of charges (income) related the sale and closure of its prior facilities, and the preparation for occupancy of and relocation to its new facilities.

In August 2014 the Company announced the appointment of Anthony M. Romano as the Company’s new Chief Executive Officer (“CEO”). Subsequent to the CEO change, the Company commenced a program to evaluate its business processes, key management personnel and planning resources. In connection with this evaluation, the Company changed its fiscal year (see below) and continues to implement changes to certain business processes that have resulted in replacement of certain key management personnel and some reductions in headcount. Key management changes included elimination of the separate function of President in December 2015 in a further effort to streamline the Company’s operations and its reporting structure. The Company implemented an improved product life cycle calendar in fiscal 2015 and expects to complete the implementation of a new planning and allocation tool and re-platform its e-commerce sites in fiscal 2016, as it continues to improve its planning and allocation methodologies and e-

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

commerce platform.  During fiscal 2015, 2014 and the four months ended January 31, 2015 the Company incurred $4,196,000, $4,256,000 and $2,951,000, respectively, of charges related to these management and organizational changes.

In December 2014 the Company announced that its Board of Directors approved a change in its fiscal year end from September 30 to the Saturday nearest January 31 of each year. The fiscal year end change aligns the Company’s reporting cycle with the traditional 4-5-4 NRF calendar ending with January. The fiscal year change is expected to benefit the Company by providing a framework for more consistent product decisions, improved planning of marketing and promotional activities, and faster assimilation of new experienced retail hires. During fiscal 2015 and the four months ended January 31, 2015 the Company incurred $27,000 and $1,245,000, respectively, of charges related to the fiscal year change.

During the fourth quarter of fiscal 2015, the Company announced that it had declined to pursue an unsolicited, non-binding preliminary merger proposal, from Orchestra-Prémaman S.A., a France-based retailer of children's wear. During fiscal 2015 the Company incurred $61,000 of charges related to the proposal. During fiscal 2014 the Company incurred $1,045,000 of charges related to its proposal for a possible business combination with Mothercare plc, which was announced and subsequently withdrawn in July 2014.

A summary of the charges incurred in connection with the facilities relocations, management and organizational changes, fiscal year change and proposed business combinations for fiscal 2015, 2014 and the four months ended January 31, 2015 follows (in thousands):

	Year Ended	Four Months Ended	Year Ended
	January 30, 2016	January 31, 2015	September 30, 2014

Facilities Relocations
Pre-opening rent expense on new corporate headquarters and distribution facility	$1,699	$780	$798
Accelerated depreciation and amortization expense	233	271	1,127
Moving and other costs	763	107	113
Gain on sale of building	—	—	(4,110)
Total facilities relocations	2,695	1,158	(2,072)

Management and Organizational Changes
Severance and related benefits	1,787	1,687	—
Executive officer separation benefits	922	—	4,107
Consulting fees	1,388	591	—
Contract termination	—	654	—
Other	99	19	149
Total management and organizational changes	4,196	2,951	4,256

Fiscal Year Change
Audit and tax professional fees	—	1,036	—
Systems modifications	27	209	—
Total fiscal year change	27	1,245	—

Proposed Business Combinations
Legal and other professional fees	61	—	1,045

Total other charges, net	$6,979	$5,354	$3,229

14.	GOVERNMENT INCENTIVES

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

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In September 2015 the Company confirmed to NJEDA that it had submitted all documentation required to qualify for the full amount of the Grow NJ award, including certification of over 600 eligible jobs and over $50,000,000 in capital investment, including building construction costs of the landlord for the Company’s newly constructed distribution center in Florence, New Jersey. The Grow NJ award will be earned on an annual basis over the ten-year period, subject to the $4,000,000 annual award limit, with a full annual award in fiscal 2015, and requires an annual compliance report that includes certification of average annual employment figures after the end of each fiscal year. After the end of the ten-year Grow NJ award earnings period there is a five-year compliance period during which the Company must maintain the average of its annual eligible jobs certified during the preceding ten years or a pro-rata amount up to one-tenth of the previously awarded income tax credits would be subject to recapture and repayment to the State of New Jersey annually during the five-year compliance period. The Company believes the likelihood of any recapture and repayment is remote.

The annual benefit from the Grow NJ award available to the Company is expected to significantly exceed the Company’s annual income tax liability to the State of New Jersey. In order to maximize the realizable value of the incentive package, in December 2013 the Company entered into an agreement with a third party to sell 75% or more of the annual income tax credits awarded to the Company. The Company recognizes its Grow NJ award on an annual basis for each fiscal year based on the realizable value of the award earned and expected to be received, primarily from the sale of the income tax credits, net of any associated costs. For fiscal 2015 the full annual Grow NJ award was recognized during the third and fourth quarters of fiscal 2015, which represents the measurement period for the Company’s fiscal 2015 required average employment certification. The Grow NJ award is reflected in the Company’s consolidated financial statements as a reduction to the costs incurred by the Company in connection with the relocations. During fiscal 2015 the Company recognized $3,600,000 of cost reduction related to the Grow NJ award, of which $2,852,000 is included in the Consolidated Statement of Operations as a reduction of cost of goods sold ($1,846,000) and selling, general and administrative expenses ($1,006,000), and $748,000 is included in the Consolidated Balance Sheet as a reduction to overhead in inventory. A deferred tax asset of $1,757,000, net of valuation allowance, and net of federal and state income tax effect, is included in the Consolidated Balance Sheet in short-term deferred income taxes, and is expected be converted to a receivable and collected in fiscal 2016 upon sale of the income tax credits.

15.	INCOME TAXES

Income tax (benefit) provision was comprised of the following (in thousands):

	Year Ended	Four Months Ended	Year Ended
	January 30, 2016	January 31, 2015	September 30, 2014	September 30, 2013

Current (benefit) provision	$(4,826)	$(3,890)	$6,581	$16,017
Deferred provision (benefit)	2,020	(6,636)	(2,975)	(1,791)
Deferred benefit of state net operating loss carryforwards, net of federal effect, recognized based on change in tax regulations	—	—	—	(1,216)
Income tax (benefit) provision	$(2,806)	$(10,526)	$3,606	$13,010

Federal (benefit) provision	$(1,962)	$(9,296)	$5,109	$11,485
State (benefit) provision	(575)	(1,165)	(1,674)	380
Foreign (benefit) provision	(269)	(65)	171	1,145
Income tax (benefit) provision	$(2,806)	$(10,526)	$3,606	$13,010

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of the statutory federal tax rate to the Company’s effective income tax rates follows:

	Year Ended	Four Months Ended	Year Ended
	January 30, 2016	January 31, 2015	September 30, 2014	September 30, 2013

Statutory federal tax rate	(35.0)%	(35.0)%	35.0%	35.0%
State tax rate, net of federal effect	(2.3)	(2.3)	3.2	2.7
(Benefit) provision for uncertain income tax positions, net of federal effect	(2.8)	(0.4)	2.1	1.3
Settlements of uncertain income tax positions, net of federal effect	—	—	(13.0)	—
Benefit of state net operating loss carryforwards, net of federal effect, recognized based on change in tax regulations	—	—	—	(3.3)
Other	1.6	—	(1.7)	(0.5)
Effective income tax rate	(38.5)%	(37.7)%	25.6%	35.2%

The deferred tax effects of temporary differences giving rise to the Company’s net deferred tax assets were as follows (in thousands):

	January 30, 2016	January 31, 2015	September 30, 2014

Deferred tax assets:
Net operating loss carryforwards	$11,296	$3,457	$3,141
Deferred rent	10,004	10,492	10,138
Employee benefit accruals	3,836	3,596	4,610
Inventory reserves	3,320	5,368	1,262
Grow NJ award benefit, net	2,493	—	—
Stock-based compensation	1,212	736	1,134
Federal tax credit carryforwards	618	140	—
Depreciation and amortization	—	1,722	107
Other accruals	1,896	2,642	2,458
Other	2,062	2,298	2,026
	36,737	30,451	24,876
Valuation allowance	(2,666)	(1,925)	(1,925)
	34,071	28,526	22,951
Deferred tax liability:
Depreciation and amortization	(4,570)	—	—
Prepaid expenses	(503)	(541)	(801)
	(5,073)	(541)	(801)

Net deferred tax assets	$28,998	$27,985	$22,150

Based on the Company’s historical and projected levels of taxable income, management believes it is more likely than not that the Company will realize the net deferred tax assets as of January 30, 2016. There can be no assurance that the Company will generate taxable earnings or any specific level of earnings in the future.

During fiscal 2013 the Company recognized a state income tax benefit, net of federal effect and a valuation allowance, of $1,216,000, for the estimated carryforward tax benefit of certain state net operating losses, which had previously been projected to expire unused, based upon recently enacted changes in applicable state income tax regulations. The Company assessed that it was unlikely that sufficient future state specific taxable income will be generated to fully use the available state net operating loss carryforwards, and accordingly, a valuation allowance has been recorded to recognize only the portion of the deferred tax asset that is considered more likely than not to be realized. The Company does not record state tax benefits associated with temporary differences

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

for certain other states in which it has net operating losses, given the continued historical uncertainty related to realizing such state tax benefits. Had the state tax benefits been reflected for these states, the deferred tax assets (excluding state net operating loss carryforwards) as of January 30, 2016 would be approximately $682,000 higher.

The accounting standard for uncertain income tax positions clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements and also contains guidance on the measurement of uncertain tax positions.

A reconciliation of gross unrecognized tax benefits for uncertain tax positions follows (in thousands):

	Year Ended	Four Months Ended	Year Ended
	January 30, 2016	January 31, 2015	September 30, 2014	September 30, 2013

Balance at beginning of period	$1,537	$1,691	$4,218	$4,063
Additions for current period tax positions	—	—	192	476
Additions for prior period tax positions	48	8	231	331
Reductions of prior period tax positions	(470)	(162)	(2,700)	(12)
Payments	(154)	—	(250)	(640)
Balance at end of period	$961	$1,537	$1,691	$4,218

As of January 30, 2016 gross unrecognized tax benefits included accrued interest and penalties of $351,000. During fiscal 2015, 2014, 2013 and the four months ended January 31, 2015 interest and penalties of $(83,000), $(1,391,000), $341,000, and $(29,000), respectively, related to unrecognized tax benefits, were included in income tax (benefit) provision. If recognized, the portion of the liability for unrecognized tax benefits that would impact the Company’s effective tax rate was $719,000, net of federal tax benefit.

As of January 30, 2016, January 31, 2015 and September 30, 2014 the Company had income taxes receivable of $5,859,000, $6,778,000 and $2,542,000, respectively, which are included in prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets.

During the twelve months subsequent to January 30, 2016 it is reasonably possible that the gross unrecognized tax benefits could potentially decrease by approximately $100,000 (of which approximately $73,000, net of federal expense, would affect the effective tax rate) for uncertain tax positions, including the continued effect of interest on unrecognized tax benefits and limitations on certain potential tax credits, partially offset by the effect of expiring statutes of limitations and settlements.

The Company’s United States Federal income tax returns for the years ended September 30, 2012 and thereafter remain subject to examination by the United States Internal Revenue Service. The Company also files tax returns in Canada, India, Kuwait and numerous United States state jurisdictions, which have varying statutes of limitations. Generally, Canadian tax returns for tax years ended September 30, 2008 and thereafter, Indian tax returns for tax years ended March 31, 2010 and thereafter, Kuwaiti tax returns for tax years ended January 31, 2015 and thereafter and United States state tax returns for tax years ended September 30, 2011 and thereafter, depending upon the jurisdiction, remain subject to examination. However, the statutes of limitations on certain of the Company’s United States state tax returns remain open for tax years prior to fiscal 2011.

16.	COMMITMENTS AND CONTINGENCIES

The Company leases its retail facilities and certain equipment under various non-cancelable operating leases. Certain of these leases have renewal options. Total rent expense (including related occupancy costs, such as insurance, maintenance and taxes, paid to landlords) under operating leases amounted to $58,120,000, $58,682,000, $61,253,000 and $19,350,000 in fiscal 2015, 2014, 2013 and the four months ended January 31, 2015, respectively. Such amounts include contingent rentals based upon a percentage of sales totaling $1,359,000, $1,735,000, $1,574,000 and $454,000 in fiscal 2015, 2014, 2013 and the four months ended January 31, 2015, respectively.

The Company completed the relocation of its corporate headquarters to Moorestown, New Jersey in January 2015 and completed the relocation of its distribution operations to Florence, New Jersey in August 2015. The lease for the new corporate headquarters building was signed in September 2013 and rent payments commenced in March 2015. The lease for the new Florence distribution center building was signed in December 2013. In December 2014 the Company received notice of substantial completion

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and lease commencement from the landlord for the distribution center building. Accordingly, the Florence lease commenced effective January 2015, with the first rent payment paid as of March 2015. Future minimum payments for the two leases are included in the table below.

Store, office and distribution facility leases generally provide for payment of direct operating costs in addition to rent.

Future annual minimum lease payments, for facilities leases excluding such direct operating costs, as well as leases for equipment rental, as of January 30, 2016, are as follows (in thousands):

Fiscal Year

2016	$42,407
2017	36,461
2018	30,760
2019	25,836
2020	19,780
2021 and thereafter	70,735
$225,979

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

Effective August 10, 2014 and as amended December 3, 2014, the Company entered into an employment agreement with Anthony M. Romano, in connection with the hiring of Mr. Romano as the Company’s CEO. In a further effort to streamline the Company’s operations and its reporting structure, the separate President function was eliminated and Mr. Romano assumed the additional title of President effective December 7, 2015. Mr. Romano’s employment agreement provided that Mr. Romano’s annual base salary would be $825,000. Base salary earned for Mr. Romano was $825,000, $117,000 and $275,000 for fiscal 2015, 2014 and the four months ended January 31, 2015, respectively. The agreement also provides for salary continuation and severance payments should employment of the executive be terminated under specified conditions, as defined therein. Additionally, Mr. Romano is eligible for an annual cash bonus based on performance and an annual equity grant with a grant date fair value equal to 100% of Mr. Romano’s base salary. For the Company’s fiscal year end change transition period October 1, 2014 to January 31, 2015 through its 2015 fiscal year ended January 30, 2016, the equity grant had a grant date fair value equal to 133% of Mr. Romano’s base salary and was a mixture of 50% stock options, 25% time-vested restricted stock and 25% performance-based restricted stock units. The agreement continues in effect until terminated by either the Company or the executive in accordance with the termination provisions of the agreement.

During fiscal 2014 and 2013 the Company had an employment agreement with Edward M. Krell, the Company’s former CEO. Base salary earned for Mr. Krell was $681,000 and $750,000 for fiscal 2014 and 2013, respectively. Effective August 10, 2014 Mr. Krell resigned as CEO. In connection with Mr. Krell’s resignation as CEO, the Company entered into a separation agreement with Mr. Krell (the “Krell Separation Agreement”). The Krell Separation Agreement provided a) that Mr. Krell would receive a lump sum payment of $3,338,000, which was paid in February 2015, b) accelerated vesting of stock option and restricted stock awards and c) continuation of certain insurance and fringe benefits for up to three years. The Krell Separation Agreement also provides for the restrictive covenants set forth in Mr. Krell’s employment agreement to continue in effect until three years after Mr. Krell’s separation from the Company.

During fiscal 2015, 2014, 2013 and the four months ended January 31, 2015 the Company had an employment agreement with Christopher F. Daniel, the Company’s former President. Base salary earned for Mr. Daniel was $535,000, $533,000, $525,000 and $178,000 for fiscal 2015, 2014, 2013 and the four months ended January 31, 2015, respectively. Effective December 7, 2015 Mr. Daniel left the Company as a result of the elimination of the separate President function. In connection with Mr. Daniel’s departure, the Company entered into a separation agreement with Mr. Daniel (the “Daniel Separation Agreement”). The Daniel Separation Agreement provides a) that Mr. Daniel will receive one year of base salary, with one-half payable as a lump sum in June 2016 and the balance payable monthly thereafter, b) payment to Mr. Daniel of a pro-rata annual bonus for fiscal 2015 and c) continuation of certain insurance and fringe benefits for up to 14 months. Mr. Daniel also received lump sum payments totaling $104,000 in January 2016,

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

primarily for consulting services from his date of separation through January 31, 2016. The Daniel Separation Agreement also modifies the restrictive covenants set forth in Mr. Daniel’s employment agreement and provides that such covenants will continue in effect until two years after Mr. Daniel’s separation.

The Company has an employment agreement with Judd P. Tirnauer, the Company’s Executive Vice President & Chief Financial Officer. Mr. Tirnauer was promoted from Senior Vice President & Chief Financial Officer to Executive Vice President & Chief Financial Officer effective November 22, 2011. On November 15, 2012 the Compensation Committee approved an increase to Mr. Tirnauer’s annual base salary from $375,000 to $385,000, effective December 1, 2012. On December 4, 2013 the Compensation Committee approved an increase to Mr. Tirnauer’s annual base salary from $385,000 to $405,000. Base salary earned for Mr. Tirnauer was $405,000, $402,000, $383,000 and $135,000 for fiscal 2015, 2014, 2013 and the four months ended January 31, 2015, respectively. The agreement also provides for salary continuation and severance payments should employment of the executive be terminated under specified conditions, as defined therein. Additionally, Mr. Tirnauer is eligible for an annual cash bonus based on performance. The agreement continues in effect until terminated by either the Company or the executive in accordance with the termination provisions of the agreement. On March 29, 2016 the Company announced that Mr. Tirnauer has resigned as Executive Vice President & Chief Financial Officer effective April 22, 2016 to take a senior leadership role with a private specialty retailer.

The Company has an employment agreement with Ronald J. Masciantonio, the Company’s Executive Vice President & Chief Administrative Officer. Effective November 22, 2011 Mr. Masciantonio was promoted from Senior Vice President & General Counsel to Executive Vice President & General Counsel and, effective November 15, 2012 Mr. Masciantonio was promoted to the additional position of Chief Administrative Officer and continued to serve as the Company’s General Counsel until August 16, 2013. On November 15, 2012 the Compensation Committee approved an increase to Mr. Masciantonio’s annual base salary from $320,000 to $360,000, effective December 1, 2012. On December 4, 2013 the Compensation Committee approved an increase to Mr. Masciantonio’s annual base salary from $360,000 to $390,000. Base salary earned for Mr. Masciantonio was $390,000, $385,000, $353,000 and $130,000 for fiscal 2015, 2014, 2013 and the four months ended January 31, 2015, respectively. The agreement also provides for salary continuation and severance payments should employment of the executive be terminated under specified conditions, as defined therein. Additionally, Mr. Masciantonio is eligible for an annual cash bonus based on performance. The agreement continues in effect until terminated by either the Company or the executive in accordance with the termination provisions of the agreement.

18.	EMPLOYEE BENEFIT PLANS

The Company has a 401(k) savings plan for all eligible employees who elect to participate. Participating employees can contribute up to 20% of their eligible compensation. Employees who meet certain criteria are eligible for a matching contribution from the Company based on a sliding scale. Company matches are made in the first quarter of the succeeding calendar year and vest over a period of approximately six years from each employee’s commencement of employment with the Company. Company matching contributions totaling $144,000, $75,000 and $121,000 were made in fiscal 2015, 2014 and 2013, respectively, which were net of $63,000 and $12,000 of cumulative plan forfeitures in fiscal 2014 and 2013, respectively. In addition, the Company may make discretionary contributions to the plan, which vest over a period of approximately six years from each employee’s commencement of employment with the Company. The Company has not made any discretionary contributions.

19.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly financial results for the fiscal years ended January 30, 2016 and September 30, 2014 were as follows (in thousands, except per share amounts):

	Quarter Ended
Fiscal 2015	1/30/16	10/31/15	8/01/15	5/02/15

Net sales	$118,287	$119,548	$119,306	$141,612
Gross profit	58,928	60,401	55,308	71,403
Net income (loss)	(3,062)	(1,274)	(2,682)	2,535
Net income (loss) per share—Basic	(0.23)	(0.09)	(0.20)	0.19
Net income (loss) per share—Diluted	(0.23)	(0.09)	(0.20)	0.19

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Quarter Ended
Fiscal 2014	9/30/14	6/30/14	3/31/14	12/31/13

Net sales	$122,048	$134,020	$126,053	$134,838
Gross profit	60,186	69,599	68,518	71,155
Net income (loss)	(2,485)	5,476	3,247	4,259
Net income (loss) per share—Basic	(0.18)	0.41	0.24	0.32
Net income (loss) per share—Diluted	(0.18)	0.40	0.24	0.31

The Company’s business, like that of other retailers, is seasonal. The Company’s quarterly net sales have historically been highest in the peak Spring selling season during the third fiscal quarter that previously ended on June 30 of the Company’s fiscal years that ended on September 30. Under the Company’s new 4-5-4 retail fiscal calendar ending on the Saturday nearest January 31 of each year, the peak Spring selling season will generally occur during the Company’s new first and second fiscal quarters. Given the historically higher sales level in that timeframe and the relatively fixed nature of most of the Company’s operating expenses, the Company has typically generated a very significant percentage of its full year operating income and net income during the calendar months of March through May.

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

Geographic Information.    Geographic revenue information is allocated based on the country in which the products or services are sold, and in the case of international franchise revenues, on the location of the customer. Information concerning the Company’s operations by geographic area is as follows (in thousands):

	Year Ended January 30, 2016	Four Months Ended January 31, 2015	Year Ended
			September 30, 2014	September 30, 2013

Net Sales to Unaffiliated Customers
United States	$468,282	$156,683	$489,026	$512,585
Foreign	30,471	8,961	27,933	27,674

	January 30, 2016	January 31, 2015	September 30, 2014

Long-Lived Assets, Net
United States	$90,338	88,120	$78,033
Foreign	3,483	3,143	3,100

Major Customers.    For the periods presented, the Company did not have any one customer who represented more than 10% of its net sales.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21.	INTEREST EXPENSE, NET

Interest expense, net is comprised of the following (in thousands):

	Year Ended January 30, 2016	Four Months Ended January 31, 2015	Year Ended
			September 30, 2014	September 30, 2013

Interest expense	$1,529	245	$418	$557
Interest income	(9)	(3)	(14)	(25)
Interest expense, net	$1,520	242	$404	$532

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at beginning of period	Additions charged to costs and expenses	Deductions and reclassifications	Balance at end of period (1)

Year Ended January 30, 2016
Product return reserve	$2,084	$—	$(348)	$1,736

Four Months Ended January 31, 2015
Product return reserve	$2,708	$—	$(624)	$2,084

Year Ended September 30, 2014
Product return reserve	$2,702	$6	$—	$2,708

Year Ended September 30, 2013
Product return reserve	$2,225	$477	$—	$2,702

(1)

As of January 30, 2016, January 31, 2015, September 30, 2014 and September 30, 2013 the Company’s product return reserve reflects the estimated gross sales value of estimated product returns, which had an estimated cost value of $887, $1,085, $1,173 and $1,160, respectively.

INDEX OF EXHIBITS

Exhibit No.	Description

3.2	Bylaws of the Company, effective February 19, 2015

23	Consent of KPMG LLP

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Executive Vice President & Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Executive Vice President & Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document