Form 10-Q
period 2016-04-30
Destination Maternity Corp
filed 2016-05-26
CIK 896985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2016

or

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

Common Stock, $.01 par value — 13,973,804 shares outstanding as of May 19, 2016

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	April 30, 2016	January 30, 2016

ASSETS
Current assets:
Cash and cash equivalents	$3,782	$2,116
Trade receivables, net	12,377	10,154
Inventories	77,183	72,509
Deferred income taxes	14,354	13,803
Prepaid expenses and other current assets	8,026	9,792
Total current assets	115,722	108,374
Property and equipment, net of accumulated depreciation and amortization of $87,918 and $84,798	91,348	92,673
Other assets:
Deferred line of credit financing costs, net of accumulated amortization of $639 and $611	506	534
Other intangible assets, net of accumulated amortization of $713 and $683	1,160	1,148
Deferred income taxes	15,399	15,195
Other non-current assets	1,196	1,150
Total other assets	18,261	18,027
Total assets	$225,331	$219,074

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit borrowings	$8,800	$28,400
Current portion of long-term debt	5,074	2,897
Accounts payable	14,952	21,738
Accrued expenses and other current liabilities	37,564	39,488
Total current liabilities	66,390	92,523
Long-term debt	37,190	9,302
Deferred rent and other non-current liabilities	24,549	24,351
Total liabilities	128,129	126,176
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, 1,656,381 shares authorized:
Series B junior participating preferred stock, $.01 par value; 300,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value; 20,000,000 shares authorized, 13,973,854 and 13,824,535 shares issued and outstanding	140	138
Additional paid-in capital	105,029	104,784
Accumulated deficit	(7,896)	(11,951)
Accumulated other comprehensive loss	(71)	(73)
Total stockholders’ equity	97,202	92,898
Total liabilities and stockholders’ equity	$225,331	$219,074

The accompanying notes are an integral part of these Consolidated Financial Statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended
	April 30, 2016	May 2, 2015

Net sales	$124,430	$141,612
Cost of goods sold	57,158	70,209
Gross profit	67,272	71,403
Selling, general and administrative expenses	58,775	64,036
Store closing, asset impairment and asset disposal expenses	606	1,008
Other charges	669	1,808
Operating income	7,222	4,551
Interest expense, net	652	429
Income before income taxes	6,570	4,122
Income tax provision	2,529	1,587
Net income	$4,041	$2,535
Net income per share— Basic	$0.30	$0.19
Average shares outstanding— Basic	13,684	13,581
Net income per share— Diluted	$0.30	$0.19
Average shares outstanding— Diluted	13,686	13,624

The accompanying notes are an integral part of these Consolidated Financial Statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended
	April 30, 2016	May 2, 2015

Net income	$4,041	$2,535
Foreign currency translation adjustments	2	(3)
Comprehensive income	$4,043	$2,532

The accompanying notes are an integral part of these Consolidated Financial Statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total

Balance as of January 30, 2016	13,825	$138	$104,784	$(11,951)	$(73)	$92,898
Net income	—	—	—	4,041	—	4,041
Foreign currency translation adjustments	—	—	—	—	2	2
Dividends forfeited	—	—	—	14	—	14
Stock-based compensation	150	2	456	—	—	458
Exercise of stock options, net	1	—	3	—	—	3
Tax benefit shortfall from stock option exercises and restricted stock vesting	—	—	(199)	—	—	(199)
Repurchase and retirement of common stock	(2)	—	(15)	—	—	(15)
Balance as of April 30, 2016	13,974	$140	$105,029	$(7,896)	$(71)	$97,202

Balance as of January 31, 2015	13,807	$138	$102,370	$3,558	$(64)	$106,002
Net income	—	—	—	2,535	—	2,535
Foreign currency translation adjustments	—	—	—	—	(3)	(3)
Cash dividends	—	—	—	(2,761)	—	(2,761)
Stock-based compensation	51	1	846	—	—	847
Exercise of stock options, net	4	—	37	—	—	37
Tax benefit shortfall from stock option exercises and restricted stock vesting	—	—	(12)	—	—	(12)
Repurchase and retirement of common stock	(3)	—	(51)	—	—	(51)
Balance as of May 2, 2015	13,859	$139	$103,190	$3,332	$(67)	$106,594

The accompanying notes are an integral part of these Consolidated Financial Statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	April 30, 2016	May 2, 2015

Operating Activities
Net income	$4,041	$2,535
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	4,386	4,010
Stock-based compensation expense	458	847
Loss on impairment of long-lived assets	411	792
Loss on disposal of assets	102	154
Grow NJ award benefit	(900)	—
Deferred income tax (benefit) provision	(220)	631
Amortization of deferred financing costs	51	49
Changes in assets and liabilities:
Decrease (increase) in:
Trade receivables	(2,223)	(4,145)
Inventories	(4,674)	(5,197)
Prepaid expenses and other current assets	1,766	(4,260)
Other non-current assets	(46)	182
Increase (decrease) in:
Accounts payable, accrued expenses and other current liabilities	(9,392)	(2,990)
Deferred rent and other non-current liabilities	281	331
Net cash used in operating activities	(5,959)	(7,061)
Investing Activities
Capital expenditures	(3,617)	(12,909)
Proceeds from sale of property, plant and equipment	2	8
Additions to intangible assets	(43)	(44)
Net cash used in investing activities	(3,658)	(12,945)
Financing Activities
Increase in cash overdraft	702	5,637
(Decrease) increase in line of credit borrowings	(19,600)	18,700
Proceeds from long-term debt	32,000	—
Repayment of long-term debt	(715)	(923)
Deferred financing costs paid	(1,094)	—
Withholding taxes on stock-based compensation paid in connection with repurchase of common stock	(15)	(51)
Cash dividends paid	—	(2,761)
Proceeds from exercise of stock options	3	37
Net cash provided by financing activities	11,281	20,639
Effect of exchange rate changes on cash and cash equivalents	2	(4)
Net Increase in Cash and Cash Equivalents	1,666	629
Cash and Cash Equivalents, Beginning of Period	2,116	1,349
Cash and Cash Equivalents, End of Period	$3,782	$1,978
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$342	$455
Cash paid for income taxes	$143	$56

The accompanying notes are an integral part of these Consolidated Financial Statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements for the three months ended April 30, 2016 and May 2, 2015 have been prepared in accordance with the requirements for Form 10-Q and Article 10 of Regulation S-X, and accordingly, certain information and footnote disclosures have been condensed or omitted. See the Company’s Annual Report on Form 10-K as of and for the year ended January 30, 2016 for Destination Maternity Corporation and subsidiaries (the “Company” or “Destination Maternity”) as filed with the Securities and Exchange Commission (“SEC”) for additional disclosures including a summary of the Company’s accounting policies.

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

The Company operates on a fiscal year ending on the Saturday nearest January 31 of each year. References to the Company’s fiscal 2016 refer to the fiscal year, or periods within such fiscal year, which began January 31, 2016 and will end January 28, 2017. References to the Company’s fiscal 2015 refer to the fiscal year, or periods within such fiscal year, which began February 1, 2015 and ended January 30, 2016.

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

The following tables summarize the Basic EPS and Diluted EPS calculations (in thousands, except per share amounts):

	Three Months Ended
	April 30, 2016			May 2, 2015
	Net Income	Shares	EPS	Net Income	Shares	EPS

Basic EPS	$4,041	13,684	$0.30	$2,535	13,581	$0.19
Incremental shares from the assumed exercise of outstanding stock options	—	1		—	24
Incremental shares from the assumed lapse of restrictions on restricted stock awards	—	1		—	19
Diluted EPS	$4,041	13,686	$0.30	$2,535	13,624	$0.19

In addition to performance-based RSUs, for the three months ended April 30, 2016 and May 2, 2015 stock options and unvested restricted stock totaling 1,045,415 and 801,502 shares, respectively, were excluded from the calculation of Diluted EPS as their effect would have been antidilutive.

During the three months ended May 2, 2015 the Company paid cash dividends totaling $2,761,000 (or $0.20 per share). In connection with a debt refinancing in March 2016 the Company suspended its quarterly dividend and accordingly no cash dividends were paid by the Company during the three months ended April 30, 2016 (see Note 7). During the three months ended April 30, 2016 $14,000 of previously declared and undistributed dividends, for which payment was subject to completion of service requirements under restricted stock awards, were forfeited back to the Company in connection with the cancellation of the awards.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

3.	TRADE RECEIVABLES

Trade receivables are recorded based on revenue recognized for sales of the Company’s merchandise and for other revenue earned by the Company through its marketing partnership programs and international franchise agreements, and are non-interest bearing. The Company evaluates the collectability of trade receivables based on a combination of factors, including aging of trade receivables, write-off experience, analysis of historical trends and expectations of future performance. An allowance for doubtful accounts is recorded for the amount of trade receivables that are considered unlikely to be collected. When the Company’s collection efforts are unsuccessful, uncollectible trade receivables are charged against the allowance for doubtful accounts. As of April 30, 2016 and January 30, 2016 the Company’s trade receivables were net of allowance for doubtful accounts of $182,000 and $170,000, respectively.

4.	INVENTORIES

Inventories were comprised of the following (in thousands):

	April 30, 2016	January 30, 2016

Finished goods	$76,230	$71,229
Work-in-progress	183	420
Raw materials	770	860
	$77,183	$72,509

5.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities were comprised of the following (in thousands):

	April 30, 2016	January 30, 2016

Employee compensation and benefits	$10,193	$10,519
Insurance, primarily self-insurance reserves	6,308	6,326
Gift certificates and store credits	3,708	4,477
Deferred rent	3,354	3,310
Sales and use taxes	3,023	2,654
Product return reserve	2,063	1,736
Accounting and legal	1,514	1,378
Accrued property and equipment additions	1,267	840
Income taxes payable	48	52
Other	6,086	8,196
	$37,564	$39,488

6.	LINE OF CREDIT

After completion of a debt refinancing on March 25, 2016 the Company has a $70,000,000 senior secured revolving credit facility (the “Credit Facility”), which was amended and restated in connection with the issuance of the Company’s new $32,000,000 Term Loan (see Note 7). Previously the Credit Facility was $76,000,000 and consisted of two tranches: 1) a senior secured revolving credit and letter of credit facility of up to $70,000,000 (“Tranche A”) and 2) a senior secured first-in, last-out revolving credit facility of up to $6,000,000 (“Tranche A-1”). On March 25, 2016 proceeds from the Term Loan were used to repay a portion of the outstanding indebtedness under the Credit Facility, including repayment of the entire balance outstanding under Tranche A-1, which was then terminated. The Company originally entered into a five-year $61,000,000 Credit Facility on November 1, 2012, which replaced the Company’s former $55,000,000 credit facility (the “Prior Credit Facility”). In accordance with the terms of the Credit Facility, effective June 3, 2015 the Company’s permitted borrowings under Tranche A of the Credit Facility were increased by $15,000,000 at the Company’s request. Effective August 25, 2015 the Credit Facility was amended to reflect the increase to Tranche A permitted borrowings and to extend the maturity date to August 25, 2020 from November 1, 2017. In connection with the Term Loan financing the maturity date of the Credit Facility was further extended to March 25, 2021. Proceeds from advances under the Credit Facility, with certain restrictions may be used to provide financing for working capital, letters of credit, capital expenditures, and other general corporate purposes.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The Credit Facility contains various affirmative and negative covenants and representations and warranties. In the event that the outstanding balance of the Term Loan exceeds the Term Loan Borrowing Base (as defined in the related Term Loan Agreement) then a reserve will be imposed against availability under the Credit Facility. The Credit Facility also requires the Company to maintain minimum Excess Availability (as defined in the related Credit Facility agreement) equal to the greater of 10% of the Loan Cap (as defined in the Credit Facility agreement) or $5,000,000. The Credit Facility is secured by a security interest in the Company’s trade receivables, inventory, letter of credit rights, cash, intangibles and certain other assets. The interest rate on outstanding borrowings is equal to, at the Company’s election, either (1) the lender’s base rate plus the applicable margin, or (2) a LIBOR rate plus the applicable margin. The applicable margin for base rate borrowings is 0.50% for Tranche A borrowings and was 2.00% for Tranche A-1 borrowings. The applicable margin for LIBOR rate borrowings is 1.50% for Tranche A borrowings and was 3.00% for Tranche A-1 borrowings. Tranche A-1 borrowings were deemed to be the first loans made and the last loans repaid. The Company also pays an unused line fee under the Credit Facility of 0.25% per annum. In connection with the original execution and subsequent amendments of the Credit Facility, the Company incurred deferred financing costs of $1,145,000. These deferred financing costs are being amortized over the term of the Credit Facility agreement and included in “interest expense, net” in the Consolidated Statements of Operations.

As of April 30, 2016 the Company had $8,800,000 in outstanding borrowings under the Credit Facility and $5,753,000 in letters of credit, with $38,035,000 of availability under the Credit Facility based on the Company’s Borrowing Base formula and minimum Excess Availability requirement. As of May 2, 2015 the Company had $18,700,000 outstanding borrowings under the Credit Facility, of which $12,700,000 were Tranche A borrowings and $6,000,000 were Tranche A-1 borrowings, and $7,374,000 in letters of credit, with $29,426,000 of availability under the Credit Facility based on the Company’s Borrowing Base formula and minimum Excess Availability requirement. For the three months ended April 30, 2016 and May 2, 2015 Tranche A borrowings had a weighted interest rate of 2.33% and 3.70%, respectively, per annum, and Tranche A-1 borrowings had a weighted interest rate of 3.56% and 5.10%, respectively, per annum. During the three months ended April 30, 2016 and May 2, 2015 the Company’s average level of direct borrowings under the Credit Facility was $26,604,000 and $21,131,000, respectively, and the Company’s maximum borrowings at any time were $42,700,000 and $31,800,000, respectively.

7.	LONG-TERM DEBT

On March 25, 2016, the Company entered into a Term Loan Credit Agreement (the “Term Loan Agreement”) for a $32,000,000 term loan due March 21, 2021 (the “Term Loan”), the proceeds of which were received on March 25, 2016 and were used to repay a portion of the outstanding indebtedness under the Company’s existing Credit Facility (see Note 6). The interest rate on the Term Loan is equal to a LIBOR rate (with a 1.00% LIBOR floor) plus 7.50%. The Company is required to make minimum repayments of the principal amount of the Term Loan in quarterly installments of $800,000 each, with the remaining outstanding balance payable on the maturity date. Additionally, the Term Loan can be prepaid at the Company's option subject to certain restrictions, in part or in whole at any time, subject to the payment of a prepayment premium as follows: 1) 3% on or prior to the first anniversary of the closing date, 2) 2% from the first anniversary to the second anniversary of the closing date, and 3) 1% after the second anniversary but on or prior to the third anniversary of the closing date.

The Term Loan is secured by a security interest in substantially all of the assets of the Company, including accounts receivable, inventory, equipment, letter of credit rights, cash, intellectual property and other intangibles, and certain other assets. The security interest granted to the Term Lenders is, in certain respects, subordinate to the security interest granted to the Credit Facility Lender. The Term Loan Agreement prohibits the payment of dividends or share repurchases by the Company for three years and imposes certain restrictions on the Company's ability to, among other things, incur additional indebtedness and enter into other various types of transactions. The Term Loan Agreement requires the Company to maintain Excess Availability (as defined in the related Credit Facility agreement) equal to the greater of 10% of the Loan Cap (as defined in the related Credit Facility agreement) or $5,000,000.  In addition, the Company is required to maintain quarterly Consolidated EBITDA (as defined in the related Term Loan Agreement) in an amount not less than the levels specified for each period in the Term Loan Agreement, and the Company is prohibited from making capital expenditures (net of tenant allowances) in excess of $17,000,000 in any period of four fiscal quarters (subject to carry-forward of 50% of any underutilization).

In connection with the execution of the Term Loan Agreement, the Company incurred deferred financing costs of approximately $1,243,000, of which $1,094,000 was paid during the three months ended April 30, 2016. These deferred financing costs are reflected as a direct deduction from the Term Loan liability in the Consolidated Balance Sheet and are being amortized over the term of the Term Loan Agreement and included in “interest expense, net” in the Consolidated Statement of Operations.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

As of April 30, 2016 and May 2, 2015 there was $11,484,000 and $14,077,000, respectively, outstanding under a five-year equipment financing arrangement with the Company’s Credit Facility bank. The equipment note bears annual interest at 3.38%, with payments of $272,000 (including interest) due monthly through December 2019. The equipment note is collateralized by substantially all of the material handling equipment at the Company’s distribution facility in Florence, New Jersey.

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

At both April 30, 2016 and January 30, 2016 the Company had cash equivalents of $4,000. The Company’s cash equivalents consist of investments in money market funds for which the carrying value approximates fair value (based on Level 1 inputs) due to the short-term nature of those instruments. The carrying values of trade receivables and accounts payable approximate fair value due to the short-term nature of those instruments.

The Company’s Credit Facility has variable interest rates that are tied to market indices. As of April 30, 2016 and January 30, 2016 the Company had $8,800,000 and $28,400,000, respectively, of direct borrowings outstanding under the Credit Facility. The carrying value of the Company’s Credit Facility borrowings approximates fair value as the variable interest rates approximate current market rates, which the Company considers to be Level 2 inputs.

The Company’s Term Loan, which represents a significant majority of the Company’s long-term debt, bears interest at variable rates, which adjust based on market conditions with a minimum annual rate of 8.50%. The carrying value of the Company’s Term Loan approximates fair value as the variable interest rates approximate current market rates for similar instruments available to companies with comparable credit quality, which the Company considers to be Level 2 inputs. The fair value of the Company’s fixed-rate equipment note was determined using a discounted cash flow analysis based on interest rates currently available to the Company, which the Company considers to be Level 2 inputs. The difference between the carrying value and fair value of long-term debt held by the Company with a fixed rate of interest is not material.

9.	OTHER CHARGES

Subsequent to the appointment of Anthony M. Romano as the Company’s new Chief Executive Officer (“CEO”) in August 2014, the Company commenced a program to evaluate its business processes, key management personnel and planning resources. In connection with this evaluation, the Company changed its fiscal year and continues to implement changes with a focus on improving inventory management, driving sales productivity, optimizing real estate and controlling costs. Key management changes included elimination of the separate function of President in December 2015 in a further effort to streamline the Company’s operations and its reporting structure. The Company implemented an improved product life cycle calendar in fiscal 2015 and expects to complete the implementation of a new planning and allocation tool and re-platform its e-commerce sites in fiscal 2016, as it continues to improve its planning and allocation methodologies and e-commerce platform. The Company’s real estate strategy includes increased focus on the Company’s two key maternity apparel brands with strategic phase-out and elimination of certain non-core brands and business relationships. During the three months ended April 30, 2016 and May 2, 2015 the Company incurred $448,000 and $801,000, respectively, of charges related to these management and organizational changes.

During the fourth quarter of fiscal 2015, the Company announced that it had received an unsolicited, non-binding preliminary merger proposal from Orchestra-Prémaman S.A. (“Orchestra”), a France-based retailer of children's wear. On March 15, 2016 the Company entered into a non-disclosure agreement with Orchestra and agreed to exchange information and engage in discussions with Orchestra in response to their communications. During the three months ended April 30, 2016 the Company incurred $221,000 of charges related to the proposal for a business combination.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

In September 2013 the Company announced plans to relocate its corporate headquarters and distribution operations from Philadelphia, Pennsylvania to southern New Jersey. The Company completed the relocation of its corporate headquarters to Moorestown, New Jersey in January 2015 and completed the relocation of its distribution operations to Florence, New Jersey in August 2015. During the three months ended May 2, 2015 the Company recorded $1,007,000 of charges related to the preparation for occupancy of and relocation to its new distribution facility.

A summary of the charges incurred in connection with the management and organizational changes, proposed business combination and facilities relocations, is as follows (in thousands):

	Three Months Ended
	April 30, 2016	May 2, 2015

Management and Organizational Changes
Non-core brand contract termination	$325	$—
Severance and related benefits	118	90
Consulting fees	5	711
Total management and organizational changes	448	801

Proposed Business Combination
Legal and other professional fees	221	—

Facilities Relocations
Pre-opening rent expense on distribution facility	—	819
Accelerated depreciation and amortization expense	—	140
Other	—	48
Total facilities relocations	—	1,007

Total other charges	$669	$1,808

10.	GOVERNMENT INCENTIVES

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

In September 2015 the Company confirmed to NJEDA that it had submitted all documentation required to qualify for the full amount of the Grow NJ award, including certification of over 600 eligible jobs and over $50,000,000 in capital investment, including building construction costs of the landlord for the Company’s newly constructed distribution center in Florence, New Jersey. The Grow NJ award will be earned on an annual basis over the ten-year period, subject to the $4,000,000 annual award limit, with a full annual award recorded in the second half of fiscal 2015, and requires an annual compliance report that includes certification of average annual employment figures after the end of each fiscal year. After the end of the ten-year Grow NJ award earnings period there is a five-year compliance period during which the Company must maintain the average of its annual eligible jobs certified during the preceding ten years or a pro-rata amount up to one-tenth of the previously awarded income tax credits would be subject to recapture and repayment to the State of New Jersey annually during the five-year compliance period. The Company believes the likelihood of any recapture and repayment is remote.

The annual benefit from the Grow NJ award available to the Company is expected to significantly exceed the Company’s annual income tax liability to the State of New Jersey. In order to maximize the realizable value of the incentive package, in December 2013

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

the Company entered into an agreement with a third party to sell 75% or more of the annual income tax credits awarded to the Company. The Company recognizes its Grow NJ award on an annual basis for each fiscal year based on the realizable value of the award earned and expected to be received, primarily from the sale of the income tax credits, net of any associated costs. The Grow NJ award is reflected in the Company’s consolidated financial statements as a reduction to the costs incurred by the Company in connection with the relocations. For fiscal 2015 the full annual Grow NJ award was recognized during the third and fourth quarters of fiscal 2015, which represented the measurement period for the Company’s fiscal 2015 required average employment certification. During the first quarter of fiscal 2016 the Company recognized $900,000 of cost reduction related to the Grow NJ award, of which $763,000 is included in the Consolidated Statement of Operations as a reduction of cost of goods sold ($512,000) and selling, general and administrative expenses ($251,000), and $137,000 is included in the Consolidated Balance Sheet as a net reduction to overhead in inventory. As of April 30, 2016, a cumulative total of $885,000 of cost reduction related to both the fiscal 2015 and first quarter fiscal 2016 Grow NJ awards is included in the Consolidated Balance Sheet as a reduction to overhead in inventory. A corresponding deferred tax asset of $2,804,000, net of valuation allowance, and net of federal and state income tax effect, is included in the Consolidated Balance Sheet in short-term deferred income taxes, and is expected be converted to a receivable and collected in fiscal 2016 and 2017 upon sale of the income tax credits.

11.	INCOME TAXES

As of April 30, 2016 the Company had $980,000 of unrecognized tax benefits related to uncertain income tax positions, including accrued interest and penalties of $371,000. The Company records interest and penalties related to unrecognized tax benefits in its income tax provision. If recognized, the portion of the liabilities for unrecognized tax benefits that would impact the Company’s effective tax rate was $732,000, net of federal benefit.

During the 12 months subsequent to April 30, 2016 it is reasonably possible that the gross unrecognized tax benefits could potentially decrease by $112,000 (of which $83,000 would affect the effective tax rate, net of federal expense) for uncertain tax positions, including the continued effect of interest on unrecognized tax benefits and limitations on certain potential tax credits, offset by the effect of expiring statutes of limitations and settlements.

The Company’s United States Federal income tax returns for years ended September 30, 2012 and thereafter remain subject to examination by the United States Internal Revenue Service (“IRS”). The Company also files tax returns in Canada, India, Kuwait and numerous United States state jurisdictions, which have varying statutes of limitations. Generally, Canadian tax returns for tax years ended September 30, 2008 and thereafter, Indian tax returns for tax years ended March 31, 2010 and thereafter, Kuwaiti tax returns for tax years ended January 31, 2015 and thereafter, and United States state tax returns for tax years ended September 30, 2011 and thereafter, depending upon the jurisdiction, remain subject to examination. However, the statutes of limitations on certain of the Company’s United States state tax returns remain open for years prior to fiscal 2011.

12.	EQUITY AWARD PLANS

The Compensation Committee of the Company’s Board of Directors established performance goals for the award of performance-based RSUs for the Company’s executive officers, under the Amended and Restated Destination Maternity Corporation 2005 Equity Incentive Plan, in each of April 2016 (the “Fiscal 2016 Awards”) and April 2015 (the “Fiscal 2015 Awards”). The RSUs earned, if any, under the awards will be based on the Company’s cumulative operating income, as defined in the applicable award agreement (“RSU Operating Income”) for a specified three-year period (“Performance Period”). The grant of any RSUs under these awards will generally be further contingent on the continued employment of the executive officers with the Company through the dates on which the shares in respect of these RSUs, if any, are issued following the end of the applicable Performance Periods, as well as the achievement of certain minimum levels of RSU Operating Income in the final fiscal year of each applicable Performance Period. Any dividends declared on the shares of the Company’s common stock underlying the RSUs will be credited as additional RSUs based on the fair market value of the Company’s common stock on the dividend record date. The additional RSUs, if any, will be earned on the same terms as the original RSUs.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The following table sets forth the aggregate minimum, target and maximum RSUs, excluding RSUs from dividends declared, that may be earned by the executive officers for each fiscal year award cycle.

Awards	Performance Period	Minimum RSUs	Target RSUs	Maximum RSUs

Fiscal 2016 Awards	January 31, 2016 to February 3, 2018	9,806	39,220	58,831
Fiscal 2015 Awards	February 2, 2015 to January 28, 2017	15,218	30,436	45,655

Fiscal 2015 Awards include the prorated number of RSUs that may be earned by the Company’s former President and exclude RSUs forfeited by the Company’s former Executive Vice President and Chief Financial Officer. During the fiscal year ended September 30, 2014 the Company determined that the awards for the three-year Performance Periods ending September 30, 2016 and 2015 were unlikely to be earned, even at the minimum level. The Company’s Executive Vice President & Chief Administrative Officer would be entitled to the fair value associated with 3,374 RSUs awarded for the three-year Performance Period ending September 30, 2016 in the event of a change in control, as defined in the executive’s employment agreement, prior to October 1, 2016.

During the three months ended April 30, 2016 and May 2, 2015 certain vesting restricted stock awards were net-share settled by the Company such that the Company withheld shares of the Company’s common stock, which had a fair market value equivalent to the minimum statutory obligation for the applicable income and employment taxes for the awards, and the Company remitted the cash value to the appropriate taxing authorities. The total shares withheld, which were 1,882 and 3,090 shares, respectively, during the three months ended April 30, 2016 and May 2, 2015 are reflected as repurchase of common stock in the accompanying financial statements, and were based on the value of the Company’s common stock on the exercise or vesting date. The remaining shares, net of those withheld, were delivered to the award holders. Total payments for tax obligations to the tax authorities were $15,000 and $51,000 for the three months ended April 30, 2016 and May 2, 2015, respectively.

13.	RECENT ACCOUNTING PRONOUNCEMENTS

a. Adopted

In April 2015 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The Company adopted ASU 2015-03 effective January 31, 2016 and accordingly, the deferred financing costs related to the Company’s Term Loan are reflected as a direct deduction from the Term Loan liability. The adoption of ASU No. 2015-03 did not have any impact on the Company’s net consolidated financial position, results of operations or cash flows. The Company continues to classify deferred financing costs related to its Credit Facility within other assets in the Consolidated Balance Sheets in accordance with the optional disclosure provisions in ASU No. 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.

b. Proposed

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

In February 2016 the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU No. 2016-02 affects any entity that enters into a lease (as that term is defined in the ASU) and its guidance supersedes Topic 840, Leases. As it substantively relates to the Company, ASU No. 2016-02 requires lessees to recognize a right-of-use asset and a lease liability, initially measured at the present value of the

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

lease payments, in the statement of financial position. For finance leases, lessees are required to recognize interest on the lease liability separately from amortization of the right-of-use asset in the statement of comprehensive income and to classify repayments of the principal portion of the lease liability within financing activities and payments of interest on the lease liability and variable lease payments within operating activities in the statement of cash flows. For operating leases, lessees are required to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis, and to classify all cash payments within operating activities in the statement of cash flows. In transition, lessees are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. ASU No. 2016-02 is effective for financial statements issued for annual reporting periods beginning after December 15, 2018 and interim periods within those years. Earlier application is permitted. The impact from adoption of the new requirements of ASU No. 2016-02 on the Company’s consolidated financial position or results of operations has not yet been determined.

In November 2015 the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. To simplify the presentation of deferred income taxes, ASU No. 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU No. 2015-17 is effective for financial statements issued for annual reporting periods beginning after December 15, 2016 and interim periods within those years. Earlier application is permitted. Because this guidance impacts presentation only, the adoption of the new requirements of ASU 2015-17 will not have any impact on the Company’s net consolidated financial position or results of operations.

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

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Geographic Information. Geographic revenue information is allocated based on the country in which the products or services are sold, and in the case of international franchise revenues, on the location of the customer. Information concerning the Company’s operations by geographic area was as follows (in thousands):

	Three Months Ended
	April 30, 2016	May 2, 2015

Net Sales to Unaffiliated Customers
United States	$116,286	$132,924
Foreign	8,144	8,688

	April 30, 2016	January 30, 2016

Long-Lived Assets
United States	$89,228	$90,338
Foreign	3,280	3,483

Major Customers. For the periods presented, the Company did not have any one customer who represented more than 10% of its net sales.

16.	INTEREST EXPENSE, NET

Interest expense, net was comprised of the following (in thousands):

	Three Months Ended
	April 30, 2016	May 2, 2015

Interest expense	$652	$430
Interest income	—	(1)
Interest expense, net	$652	$429

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

We operate on a fiscal year ending on the Saturday nearest January 31 of each year. References in this discussion to our fiscal 2016 refer to the fiscal year, or periods within such fiscal year, which began January 31, 2016 and will end January 28, 2017. References to our fiscal 2015 refer to the fiscal year, or periods within such fiscal year, which began February 1, 2015 and ended January 30, 2016.

Overview

We are the leading designer and retailer of maternity apparel in the United States with 1,487 retail locations, including 530 stores in the United States, Canada and Puerto Rico, and 957 leased departments located within department stores and baby specialty stores throughout the United States, in Puerto Rico and in England. In July 2015 we opened an A Pea in the Pod branded leased department in Harrods department store in London, England. We also sell merchandise on the Internet, primarily through our brand-specific websites, motherhood.com and apeainthepod.com, as well as through our destinationmaternity.com website. We have store franchise and product supply relationships in the Middle East, South Korea, Mexico, Israel and India. As of April 30, 2016 we have 203 international franchised locations, including 23 stand-alone stores operated under one of our retail nameplates and 180 shop-in-shop locations. We are also the exclusive provider of maternity apparel to Kohl’s®, which operates more than 1,100 stores throughout the United States and offers maternity apparel in a significant number of its stores (see Leased Department and Licensed Relationships below).

In assessing the performance of our business, we consider a variety of operational and financial measures. The key measures for determining how our business is performing are net income determined in accordance with GAAP (“net income”) and the corresponding net income, or earnings, per share (diluted), net income before certain charges or credits, when applicable, such as other charges, loss on extinguishment of debt, and certain infrequent income tax adjustments (“adjusted net income”) and the corresponding earnings per share (diluted), Adjusted EBITDA (defined below), Adjusted EBITDA before other charges, net sales, and comparable sales. Adjusted EBITDA represents operating income before deduction for the following non-cash charges: 1) depreciation and amortization expense, 2) loss on impairment of tangible and intangible assets, 3) loss on disposal of assets, and 4) stock-based compensation expense.

Comparable sales figures represent sales at retail locations (which does not include licensed brand or international franchise relationships) that have been in operation by us for at least 13 full months, as well as Internet sales. Our comparable sales figures generally do not include: 1) retail locations which change location type or format, 2) retail locations which are expanded, contracted or relocated if the square footage of the retail location has changed by 20% or more, or, if in the judgment of management, such expansion, contraction or relocation materially alters the comparability of the retail location (either with respect to the manner of its operation or otherwise), 3) in the case of relocations only, retail locations which are not in the same immediate geographical vicinity (such as, without limitation, the same mall, the same part of a mall, or the same street) after the relocation, (4) retail locations that have temporarily closed for any reason for 30 days or more, or 5) retail locations which, in the judgment of management, have undergone other significant changes which materially alter the comparability of the retail location (either with respect to the manner of its operation or otherwise) (such as, for example only, in the case of closure of retail locations in connection with the cessation of a leased department relationship where the manner of operation of such retail location has been materially altered prior to closure, or in the case of construction in, on or near a retail location, which significantly interferes with the customer traffic, visibility or operation of a retail location). There may be variations in the way in which other retailers calculate comparable sales. As a result, data in this quarterly report regarding our comparable sales may not be comparable to similar data made available by other retailers. Beginning with the first quarter of fiscal 2016 we made certain adjustments to our definition of comparable sales including, most notably, (a) extending the period that a retail location is required to be in operation before being included in comparable sales from “at least 12 full months at the beginning of a period” to “at least 13 full months”; and (b) expressly providing that retail locations which are closed temporarily for 30 days or more will generally be excluded from comparable sales. We made these changes because we believe the new formulation is more typical of that used by other specialty retailers. In addition, comparable sales as determined under the revised definition will allow for easier reconciliation of monthly, quarterly and annual reporting. We have not restated prior period comparable sales figures because the changes would not be material in the aggregate considering the relatively minor changes to the definition.

Presented below is a summary of our results for the first quarter of fiscal 2016 with regard to each of the key measures noted above:

First Quarter Fiscal 2016 Financial Results

•

Net income for the first quarter of fiscal 2016 was $4.0 million, or $0.30 per share (diluted), compared to net income of $2.5 million, or $0.19 per share (diluted), for the first quarter of fiscal 2015.

•

Net income for the first quarter of fiscal 2016 includes other charges of 1) approximately $0.3 million, net of tax, or $0.02 per share (diluted), related to management and organizational changes and 2) $0.1 million, net of tax, or $0.01 per share (diluted), related to a proposed business combination. Net income for the first quarter of fiscal 2015 includes other charges of 1) $0.5 million, net of tax, or $0.04 per share (diluted), related to management and organizational changes and 2) approximately $0.6 million, net of tax, or $0.05 per share (diluted), related to the relocation of our distribution facilities.

•

Adjusted net income for the first quarter of fiscal 2016 was $4.5 million, or $0.33 per share (diluted), compared to the comparably adjusted net income for the first quarter of fiscal 2015 of $3.7 million, or $0.27 per share (diluted).

•	Adjusted EBITDA was $12.6 million for the first quarter of fiscal 2016, an increase of 21% compared to $10.4 million of Adjusted EBITDA for the first quarter of fiscal 2015.
•

Adjusted EBITDA before other charges was $13.2 million for the first quarter of fiscal 2016, an increase of 10.2% compared to $12.0 million of Adjusted EBITDA before other charges for the first quarter of fiscal 2015.

•	Net sales for the first quarter of fiscal 2016 decreased 12.1% to $124.4 million from $141.6 million for the first quarter of fiscal 2015.
•	Comparable sales for the first quarter of fiscal 2016 decreased 5.4% compared to a comparable sales decrease of 1.1% for the first quarter of fiscal 2015.

Leased Department and Licensed Relationships

As previously announced, in an effort to direct resources to the highest return opportunities and further optimize real estate while reducing costs, we plan to discontinue our Two Hearts® Maternity by Destination Maternity® line, thus ending our relationship with Sears® in June 2016, resulting in the closure of our leased departments within Sears stores. During April 2016 we closed 222 leased departments within Sears stores and as of April 30, 2016 we have 253 leased departments within Sears stores that will close by June 2016. In addition, our leased department relationship with Gordmans ended in March 2016 and we closed 100 leased departments within Gordmans stores. We have also decided to phase out production of our Oh Baby by Motherhood® line during fiscal 2016 after being informed that Kohl’s has elected to scale back and ultimately discontinue its exclusive license with us for this line in early fiscal 2017. Even after the end of these relationships, we remain well positioned to service the needs of our customers through our own stores, as well as through our other leased departments and our various websites.

Results of Operations

The following table sets forth certain operating data as a percentage of net sales and as a percentage change for the three months ended April 30, 2016 and May 2, 2015:

	% of Net Sales (1)		% Change Period to Period Favorable (Unfavorable)
	Three Months Ended		Three Months Ended
	April 30, 2016	May 2, 2015	April 30, 2016 vs. May 2, 2015

Net sales	100.0%	100.0%	(12.1)%
Cost of goods sold (2)	45.9	49.6	18.6
Gross profit	54.1	50.4	(5.8)
Selling, general and administrative expenses (3)	47.2	45.2	8.2
Store closing, asset impairment and asset disposal expenses	0.5	0.7	39.9
Other charges	0.5	1.3	63.0
Operating income	5.8	3.2	58.7
Interest expense, net	0.5	0.3	(52.0)
Income before income taxes	5.3	2.9	59.4
Income tax provision	2.0	1.1	(59.4)
Net income	3.2%	1.8%	59.4%

(1)	Components may not add to total due to rounding.
(2)

“Cost of goods sold” includes merchandise costs (including customs duty expenses), expenses related to inventory shrinkage, product related corporate expenses (including expenses related to our payroll, benefit costs and operating expenses of our buying departments), inventory reserves (including lower of cost or market reserves), inbound freight charges, purchasing and receiving costs, inspection costs, distribution center costs (including occupancy expenses and equipment depreciation), internal transfer costs, and the other costs of our distribution network, partially offset by the allocable amount of our Grow NJ benefit in fiscal 2016.

(3)

“Selling, general and administrative expenses” includes advertising and marketing expenses, corporate administrative expenses, corporate headquarters occupancy expenses, store expenses (including store payroll and store occupancy expenses), and store opening expenses, partially offset by the allocable amount of our Grow NJ benefit in fiscal 2016.

The following tables set forth certain information concerning the number of our retail locations and international franchised locations for the periods indicated. Retail locations include stores and maternity apparel leased departments and exclude locations where Kohl’s sells our products under an exclusive product and license agreement, and international franchised locations.

	Three Months Ended
	April 30, 2016			May 2, 2015
Retail Locations (1)	Stores	Leased Departments	Total Retail Locations	Stores	Leased Departments	Total Retail Locations

Beginning of period	536	1,279	1,815	564	1,311	1,875
Opened	2	1	3	8	5	13
Closed (2)	(8)	(323)	(331)	(15)	(5)	(20)
End of period	530	957	1,487	557	1,311	1,868

(1)	Excludes locations where Kohl’s sells our products under an exclusive product and license agreement, and international franchised locations.
(2)	During the three months ended April 30, 2016 we closed 222 leased departments within Sears stores and 100 leased departments within Gordmans stores.

	Three Months Ended
	April 30, 2016			May 2, 2015
International Franchised Locations (1)	Stores	Shop-in- Shop Locations	Total International Franchised Locations	Stores	Shop-in- Shop Locations	Total International Franchised Locations

Beginning of period	25	168	193	23	62	85
Opened	—	13	13	1	42	43
Closed	(2)	(1)	(3)	—	—	—
End of period	23	180	203	24	104	128

(1)

As of April 30, 2016 our merchandise is offered in 109 shop-in-shops and three franchise stores in Mexico. During June 2015 we commenced our expansion into Israel. As of April 30, 2016 our merchandise is offered in 38 shop-in-shops and two franchise stores in Israel.

Three Months Ended April 30, 2016 and May 2, 2015

Net Sales.    Our net sales for the first quarter of fiscal 2016 decreased by 12.1%, or $17.2 million, to $124.4 million from $141.6 million for the first quarter of fiscal 2015. Comparable sales for the first quarter of fiscal 2016 decreased 5.4% compared to a comparable sales decrease of 1.1% for the first quarter of fiscal 2015. The decrease in total reported sales for the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015 resulted primarily from the decrease in comparable sales, decreased sales related to our continued efforts to close underperforming stores (see our discussion in Item 1. Business Overview of our Annual Report on Form 10-K for the year ended January 30, 2016 regarding closing underperforming stores) and decreased leased department and licensed sales, reflecting the initial effect of the wind down of the Kohl’s, Sears and Gordmans relationships. The primary drivers of the comparable sales decrease were lower transactions and lower unit sales due to decreased store traffic, partially offset by an increase in our average selling prices.

Gross Profit.    Our gross profit for the first quarter of fiscal 2016 decreased by 5.8%, or $4.1 million, to $67.3 million from $71.4 million for the first quarter of fiscal 2015, and our gross profit as a percentage of net sales (gross margin) for the first quarter of fiscal 2016 was 54.1% compared to 50.4% for the first quarter of fiscal 2015. The decrease in gross profit for the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015 was primarily due to our lower sales volume as a result of the factors discussed above. The year-over-year increase in gross margin reflects less price promotion and markdown activity as a result of better managed inventory, and lower levels of excess current season and aged merchandise. During the first quarter of fiscal 2016 higher occupancy and depreciation expenses from our relocations were substantially offset by lower employment costs and benefit from our Grow NJ award, which we began to recognize during the second half of fiscal 2015. In fiscal 2016 and beyond the Grow NJ benefit is expected to partially offset our relocation related costs on an annual basis.

Selling, General and Administrative Expenses.    Our selling, general and administrative expenses for the first quarter of fiscal 2016 decreased by 8.2%, or approximately $5.2 million, to $58.8 million from $64.0 million for the first quarter of fiscal 2015. As a percentage of net sales, selling, general and administrative expenses increased to 47.2% for the first quarter of fiscal 2016 from 45.2% for the first quarter of fiscal 2015. This decrease in expense for the quarter primarily reflects lower marketing and advertising expense, and cost reductions resulting from our continued closure of underperforming stores and other headcount reductions. The increase in expense percentage for the three month period reflects the unfavorable leverage from our decreased sales due to the relatively fixed nature of much of our expenses.

Store Closing, Asset Impairment and Asset Disposal Expenses.     Our store closing, asset impairment and asset disposal expenses for the first quarter of fiscal 2016 decreased by $0.4 million, to $0.6 million from $1.0 million for the first quarter of fiscal 2015, reflecting lower impairment charges for write-downs of long-lived assets.

Other Charges.    In the first quarter of fiscal 2016 we incurred other charges of $0.7 million related to management and organizational changes and a proposed business combination. Other charges related to management and organizational changes were approximately $0.5 million, primarily for costs to terminate a non-core apparel brand relationship, and to a lesser extent, severance and other benefits. Other charges related to a proposed business combination were $0.2 million, primarily for legal and advisory fees. In the first quarter of fiscal 2015 we incurred other charges of $1.8 million related to management and organizational changes, and the relocation of our distribution operations. Other charges related to management and organizational changes were $0.8 million, primarily for consulting fees, and to a lesser extent, severance and other benefits in connection with the replacement of certain key management personnel and some reductions in headcount. Other charges related to our relocation of our distribution operations from Philadelphia, Pennsylvania to southern New Jersey were $1.0 million, primarily for pre-opening rent expense for the new distribution center, and to a lesser extent, accelerated depreciation.

Operating Income.     We had operating income of $7.2 million for the first quarter of fiscal 2016 compared to operating income of $4.6 million for the first quarter of fiscal 2015. The approximately $2.6 million increase in operating income reflects our 8.2% reduction in selling, general and administrative expenses, increases in our average selling prices and gross margin from better inventory management, and lower asset impairment and other charges. These improvements more than offset our lower gross profit as a result of the decline in sales volume.

Interest Expense, Net.    Our net interest expense for the first quarter of fiscal 2016 increased to $0.7 million from $0.4 million for the first quarter of fiscal 2015. This increase was due to our Term Loan and higher average borrowings under our Credit Facility during the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015, partially offset by a reduction in the principal balance due under our equipment note.

Income Tax Provision.    For the first quarter of fiscal 2016 and fiscal 2015 our effective tax rate was 38.5%. Our effective tax rate was higher than the statutory federal tax rate of 35% primarily due to state income tax benefits, net of federal expense.

Net Income.    Net income for the first quarter of fiscal 2016 was $4.0 million, or $0.30 per share (diluted), compared to net income of $2.5 million, or $0.19 per share (diluted), for the first quarter of fiscal 2015. Net income for the first quarter of fiscal 2016 includes other charges of $0.3 million, net of tax, related to management and organizational changes and $0.1 million, net of tax, related to a proposed business combination. Net income for the first quarter of fiscal 2015 includes other charges of $0.5 million, net of tax, related to management and organizational changes, and $0.6 million, net of tax, related to the relocation of our distribution operations.

Our average diluted shares outstanding of 13.7 million for the first quarter of fiscal 2016 were slightly higher than the 13.6 million average diluted shares outstanding for the first quarter of fiscal 2015. We had higher shares outstanding in the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015 primarily as a result of restricted stock awards.

Following is a reconciliation of net income and net income per share (diluted) (“Diluted EPS”) to adjusted net income and adjusted Diluted EPS for the first quarter of fiscal 2016 and 2015 (in thousands, except per share amounts):

	Three Months Ended
	April 30, 2016			May 2, 2015
	Net Income	Diluted Shares	Diluted EPS	Net Income	Diluted Shares	Diluted EPS

As reported	$4,041	13,686	$0.30	$2,535	13,624	$0.19
Other charges for management and organizational changes	448	—		801	—
Other charges for proposed business combination	221	—		—	—
Other charges for relocations	—	—		1,007	—
Income tax effect of other charges (1) (2)	(256)	—		(681)	—
As adjusted	$4,454	13,686	$0.33	$3,662	13,624	$0.27

(1)

For the first quarter of fiscal 2016 income tax effect of other charges includes $171 related to management and organizational changes and $85 related to a proposed business combination, which represent the differences in income tax provision calculated with and without the specified pretax expense.

(2)

For the first quarter of fiscal 2015 income tax effect of other charges includes $301 related to management and organizational changes and $380 related to relocations, which represent the differences in income tax provision calculated with and without the specified pretax expense.

Following is a reconciliation of net income to Adjusted EBITDA and Adjusted EBITDA before other charges for the first quarter of fiscal 2016 and fiscal 2015 (in thousands):

	Three Months Ended
	April 30, 2016	May 2, 2015

Net income	$4,041	$2,535
Add: income tax provision	2,529	1,587
Add: interest expense, net	652	429
Operating income	7,222	4,551
Add: depreciation and amortization expense	4,386	4,010
Add: loss on impairment of long-lived assets	411	792
Add: loss on disposal of assets	102	154
Add: stock-based compensation expense	458	847
Adjusted EBITDA	12,579	10,354
Add: other charges for management and organizational changes	448	801
Add: other charges for proposed business combination	221	—
Add: other charges for relocations (1)	—	867
Adjusted EBITDA before other charges	$13,248	$12,022

(1)	For the first quarter of fiscal 2015 other charges for relocations excludes accelerated depreciation expense of $140 (included in depreciation and amortization expense above).

Regulation G Disclosures

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains non-GAAP financial measures within the meaning of the SEC’s Regulation G, including: 1) Adjusted net income, 2) Adjusted net income per share (diluted), 3) Adjusted EBITDA (operating income before deduction for the following non-cash charges: (i) depreciation and amortization expense, (ii) loss on impairment of tangible and intangible assets, (iii) loss on disposal of assets, and (iv) stock-based compensation expense), and 4) Adjusted EBITDA before other charges.

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

Seasonality

Our business, like that of many other retailers, is seasonal. Our quarterly net sales have historically been highest in the peak Spring selling season, which will generally occur during the calendar months of March through May, in our first fiscal quarter and the early part of our second fiscal quarter. Given the historically higher sales level in that timeframe and the relatively fixed nature of most of our operating expenses, we have typically generated a very significant percentage of our full year operating income and net income during this period. Results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. Quarterly results may fluctuate materially depending upon, among other things, increases or decreases in comparable sales, the timing of new store openings and closings, new leased department openings and closings, net sales and profitability contributed by new stores and leased departments, the timing of the fulfillment of purchase orders under our product and license arrangements, adverse weather conditions, shifts in the timing of certain holidays and promotions, changes in inventory and production levels and the timing of deliveries of inventory, and changes in our merchandise mix.

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

Cash and cash equivalents increased by $1.7 million during the first quarter of fiscal 2016 compared to an increase of $0.6 million for the first quarter of fiscal 2015.

Cash used in operations was $6.0 million for the first quarter of fiscal 2016, a decrease of $1.1 million from the $7.1 million in cash used in operations for the first quarter of fiscal 2015. This decrease in cash used in operations versus the prior period was primarily the result of our higher net income and the effect of net working capital and other asset/liability changes that used $14.3 million of cash in the first quarter of fiscal 2016 compared to $16.1 million of cash used in the first quarter of fiscal 2015, partially offset by the change in non-cash adjustments to net income in the first quarter of fiscal 2016 compared to the first quarter of fiscal 2015. The $1.8 million year-over-year decrease in use of cash from net working capital and other asset/liability changes was primarily the result of a lower year-over-year increase in trade receivables in the first quarter of fiscal 2016 compared with the first quarter of fiscal 2015 ($1.9 million) primarily reflecting timing of payments and lower business volume. Our working capital changes, quarterly net income and cash flow adjustments may fluctuate significantly and net cash provided by or used in operating activities for any interim period is not necessarily indicative of the results that may be achieved for a full fiscal year.

During the first quarter of fiscal 2016 we received $32.0 million from our Term Loan, which we used to repay a portion of the outstanding indebtedness under the Credit Facility and to pay financing costs of the Term Loan. Our net incremental borrowings under our Credit Facility were approximately $11.3 million and were used to provide cash for operating activities, capital expenditures, monthly payments on our capital equipment loan and to increase available cash. For the first quarter of fiscal 2016 we spent $3.6 million on capital expenditures, including $2.3 million for leasehold improvements, fixtures and equipment for new store facilities, as well as improvements to existing stores, and $1.3 million for our information systems. We expect to use borrowings under our Credit Facility to fund a portion of our capital requirements from time to time during the remainder of fiscal 2016.

Our inventory carrying value of $77.2 million as of April 30, 2016 has declined 4.7% from the comparable prior year amount as a result of our efforts to clear our stores of excess and out-of-season merchandise. Unit inventory is slightly down on a year-over-year basis as we have not yet completed the liquidation of all aged, reserved inventory. During the first quarter of fiscal 2016 we continued to adjust our approach to balancing inventory and pricing decisions in a demand-constrained retail environment and remained cautious not to take deep markdowns too early. This helped us achieve a 370 basis point improvement in gross margin rate during the first quarter of fiscal 2016. However, we did sell less units driven by fewer transactions as a result of decreased store traffic. We continue to evaluate alternative liquidation approaches to optimize our cash return on the disposal of excess and out-of-season merchandise.

During the first quarter of fiscal 2015 we used $18.7 million from borrowings on our Credit Facility to pay for capital expenditures, to pay our quarterly cash dividend, to fund the shortfall in operating cash (net of cash overdrafts) and to make monthly payments on our capital equipment loan. For the first quarter of fiscal 2015 we spent $12.9 million on capital expenditures, including $6.6 million related to the relocations of our corporate headquarters and distribution operations, $5.8 million for leasehold improvements, fixtures and equipment for new store facilities, as well as improvements to existing stores, and $0.5 million for our information systems. In the first quarter of fiscal 2015 we paid $2.8 million for our quarterly cash dividend.

On March 25, 2016, we entered into a Term Loan Agreement for a $32.0 million Term Loan due March 21, 2021, the proceeds of which were received on March 26, 2016 and were used to repay a portion of the outstanding indebtedness under our existing Credit Facility. The interest rate on the Term Loan is equal to a LIBOR rate (with a 1.00% LIBOR floor) plus 7.50%. We are required to make minimum repayments of the principal amount of the Term Loan in quarterly installments of $0.8 million each, with the remaining outstanding balance payable on the maturity date.

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

After completion of our debt refinancing on March 26, 2016 we have a $70.0 million Credit Facility, which was amended and restated in connection with the issuance of our new $32.0 million Term Loan. Previously the Credit Facility was $76.0 million and consisted of two tranches: 1) a senior secured revolving credit and letter of credit facility of up to $70.0 million (“Tranche A”) and 2) a senior secured first-in, last-out revolving credit facility of up to $6.0 million (“Tranche A-1”). On March 26, 2016 proceeds from the Term Loan were used to repay a portion of the outstanding indebtedness under the Credit Facility, including repayment of the entire balance outstanding under Tranche A-1, which was then terminated. We originally entered into a five-year $61.0 million Credit Facility on November 1, 2012. In accordance with the terms of the Credit Facility, effective June 3, 2015 our permitted borrowings under Tranche A of the Credit Facility were increased by $15.0 million at our request. Effective August 25, 2015 the Credit Facility was amended to reflect the increase to Tranche A permitted borrowings and to extend the maturity date to August 25, 2020 from November 1, 2017. In connection with the Term Loan financing the maturity date of the Credit Facility was further extended to March 25, 2021. Proceeds from advances under the Credit Facility, with certain restrictions, may be used to provide financing for working capital, letters of credit, capital expenditures and other general corporate purposes. Under the Credit Facility, we are required to maintain minimum Excess Availability (as defined in the related Credit Facility agreement) equal to the greater of 10% of the Loan Cap (as defined in the Credit Facility agreement) or $5.0 million. The Credit Facility is secured by a security interest in our trade receivables, inventory, letter of credit rights, cash, intangibles and certain other assets.

As of April 30, 2016 we had $8.8 million of borrowings under the Credit Facility and $5.8 million in letters of credit, with $38.0 million of availability under our Credit Facility based on our Borrowing Base formula and minimum Excess Availability requirement. As of May 2, 2015 we had $18.7 million of borrowings under the Credit Facility ($12.7 million from Tranche A and $6.0 million from Tranche A-1) and $7.4 million in letters of credit, with $29.4 million of availability under our Credit Facility based on our Borrowing Base formula and minimum Excess Availability requirement. For the first quarter of fiscal 2016 and 2015 Tranche A borrowings had a weighted interest rate of 2.33% and 3.70% per annum, respectively, and Tranche A-1 borrowings had a weighted interest rate of 3.56% and 5.10% per annum, respectively. During the first quarter of fiscal 2016 and 2015 our average level of direct borrowings was $26.6 and $21.1 million, respectively, and our maximum borrowings at any time were $42.7 million and $31.8 million, respectively.

As of April 30, 2016 there was $11.5 million outstanding under a five-year equipment financing arrangement with our Credit Facility bank. The equipment note bears annual interest at 3.38%, with payments of $0.3 million (including interest) due monthly through December 2019. The equipment note is collateralized by substantially all of the material handling equipment at our distribution facility in Florence, New Jersey.

During the three months ended May 2, 2015 we paid cash dividends of $2.8 million (or $0.20 per share). In March 2016, in connection with our debt refinancing, our Board of Directors agreed to suspend the quarterly dividend.

Our management believes that our current cash and working capital positions, expected operating cash flows and available borrowing capacity, will be sufficient to fund our cash requirements for working capital, capital expenditures for at least the next 12 months.

Facilities Relocations

In September 2013 we announced our plans to relocate our corporate headquarters and distribution operations from Philadelphia, Pennsylvania to southern New Jersey. We completed the relocation of our corporate headquarters in January 2015 and we completed the relocation of our distribution operations in August 2015. To partially offset the costs of these relocations, the Board of the NJEDA approved us for an incentive package of up to $40 million in benefits under Grow NJ in the form of transferrable income tax credits over a ten-year period from the State of New Jersey. The annual benefit amount available to us is expected to significantly exceed our annual income tax liability to New Jersey. In order to maximize the realizable value of our incentive package, in December 2013 we entered into an agreement with a third party to sell 75% or more of the annual income tax credits awarded to us. Based on this agreement, we project we will realize approximately $36 million from the incentive package, subject to our compliance with the requirements of our incentive package under Grow NJ. We had cumulative capital expenditures associated with these relocations of $40 million, with nearly $4 million of this amount offset by construction allowance contributions from the landlord for our new headquarters building. We previously received $15 million of capital equipment financing through our Credit Facility bank to partially fund the material handling equipment in the new distribution facility.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. These generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our consolidated financial statements and the reported amounts of net sales and expenses during the reporting period. Our critical accounting policies are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended January 30, 2016. As of April 30, 2016 there were no material changes in, or additions to, our critical accounting policies or in the assumptions or estimates we used to prepare the financial information appearing in this report.

Recent Accounting Pronouncements

Adopted

In April 2015 the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. We adopted ASU 2015-03 effective January 31, 2016 and accordingly, the deferred financing costs related to our Term Loan are reflected as a direct deduction from the Term Loan liability. The adoption of ASU No. 2015-03 did not have any impact on our net consolidated financial position, results of operations or cash flows. We continue to classify deferred financing costs related to our Credit Facility within other assets in the Consolidated Balance Sheets in accordance with the optional disclosure provisions in ASU No. 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.

Proposed

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

In February 2016 the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU No. 2016-02 affects any entity that enters into a lease (as that term is defined in the ASU) and its guidance supersedes Topic 840, Leases. As it substantively relates to the Company, ASU No. 2016-02 requires lessees to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position. For finance leases, lessees are required to recognize interest on the lease liability separately from amortization of the right-of-use asset in the statement of comprehensive income and to classify repayments of the principal portion of the lease liability within financing activities and payments of interest on the lease liability and variable lease payments within operating activities in the statement of cash flows. For operating leases, lessees are required to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis, and to classify all cash payments within operating activities in the statement of cash flows. In transition, lessees are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. ASU No. 2016-02 is effective for financial statements issued for annual reporting periods beginning after December 15, 2018 and interim periods within those years. Earlier application is permitted. The impact from adoption of the new requirements of ASU No. 2016-02 on our consolidated financial position or results of operations has not yet been determined.

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

Forward-Looking Statements

Some of the information in this report, including the information incorporated by reference (as well as information included in oral statements or other written statements made or to be made by us), contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements involve a number of risks and uncertainties. The following factors, among others, in some cases have affected and in the future could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, but are not limited to: the strength or weakness of the retail industry in general and of apparel purchases in particular, our ability to successfully manage our various business initiatives, our ability to successfully pursue, complete and manage any strategic transaction and related matters, adverse effects on the market price of our common stock and on our operating results because of a failure to complete any strategic transaction, failure to realize any benefits of any proposed strategic transaction, the success of our international business and its expansion, our ability to successfully manage, retain and expand our leased department and international franchise relationships and marketing partnerships, future sales trends in our various sales channels, unusual weather patterns, changes in consumer spending patterns, raw material price increases, overall economic conditions and other factors affecting consumer confidence, demographics and other macroeconomic factors that may impact the level of spending for maternity apparel (such as fluctuations in pregnancy rates and birth rates), expense savings initiatives, our ability to anticipate and respond to fashion trends and consumer preferences, unanticipated fluctuations in our operating results, the impact of competition and fluctuations in the price, availability and quality of raw materials and contracted products, availability of suitable store locations, continued availability of capital and financing, our ability to hire, develop and retain senior management and sales associates, our ability to develop and source merchandise, our ability to receive production from foreign sources on a timely basis, our compliance with applicable financial and other covenants under our financing arrangements, potential debt prepayments, the trading liquidity of our common stock, changes in market interest rates, our compliance with certain tax incentive and abatement programs, war or acts of terrorism and other factors referenced in our Annual Report on Form 10-K, including those set forth under the caption “Risk Factors.”

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

As of April 30, 2016 we had cash and cash equivalents of $3.8 million. Our cash equivalents consist of investments in money market funds that bear interest at variable rates. A change in market interest rates earned on our investments impacts the interest income and cash flows, but does not materially impact the fair market value of the financial instruments. Due to the low balance, average maturity and conservative nature of our investment portfolio, we believe a sudden change in interest rates would not have a material effect on the value of our investment portfolio. The impact on our future interest income resulting from changes in investment yields will depend largely on the gross amount of our investment portfolio at that time. However, based upon the conservative nature of our investment portfolio and current experience, we do not believe a decrease in investment yields would have a material negative effect on our interest income.

As of April 30, 2016 the components of our debt portfolio were the $32.0 million Term Loan, the $11.5 million equipment note and the $70.0 million Credit Facility. Each of the components of our debt portfolio are denominated in United States dollars. The fair value of the debt portfolio is referred to as the “debt value.” The equipment note bears interest at a fixed rate of 3.38%. Although a change in market interest rates would not affect the interest incurred or cash flow related to this fixed rate portion of the debt portfolio, the debt value would be affected.

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

Our Credit Facility has variable interest rates that are tied to market indices. As of April 30, 2016 we had $8.8 million of direct borrowings and $5.8 million of letters of credit outstanding under our Credit Facility. As of April 30, 2016 Tranche A borrowings under the Credit Facility would have resulted in interest at a rate between 1.94% and 4.00% per annum. Interest on any future borrowings under the Credit Facility would, to the extent of outstanding borrowings, be affected by changes in market interest rates. A change in market interest rates on the variable rate portion of our debt portfolio would impact the interest expense incurred and cash flows.

The sensitivity analysis as it relates to the fixed rate portion of our debt portfolio assumes an instantaneous 100 basis point move in interest rates from their levels as of April 30, 2016, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the value of the debt by approximately $0.2 million as of April 30, 2016. A 100 basis point decline in market interest rates would cause the debt value to increase by approximately $0.2 million as of April 30, 2016.

Other than as described above, we do not believe that the market risk exposure on other financial instruments is material.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to our management on a timely basis to allow decisions regarding required disclosure. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2016. Based on this evaluation, the Company’s Chief Executive Officer and Interim Chief Financial Officer has concluded that as of April 30, 2016 these controls and procedures were effective.

Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the fiscal quarter ended April 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” of our Form 10-K for the year ended January 30, 2016. The risks described in our Form 10-K are not the only risks that we face. Additional risks not presently known to us or that we do not currently consider significant may also have an adverse effect on us. If any of the risks actually occur, our business, results of operations, cash flows or financial condition could suffer.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by us during the three month period January 31, 2016 to April 30, 2016 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2)

January 31 to February 27, 2016	20	$6.58	—	$10,000,000
February 28 to April 2, 2016	1,527	$8.38	—	$10,000,000
April 3 to April 30, 2016	335	$7.21	—	$10,000,000
Total	1,882	$8.15	—	$10,000,000

(1)	Represents shares reacquired directly from certain employees to satisfy income tax withholding obligations for such employees in connection with restricted stock awards that vested during the period.
(2)

Our Board of Directors has approved a program to repurchase up to $10.0 million of our outstanding common stock. Under the program, we may repurchase shares from time to time through solicited or unsolicited transactions in the open market or in negotiated or other transactions. In July 2014 our Board of Directors extended our authorized stock repurchase program from July 31, 2014 to July 31, 2016. No shares have been repurchased under this program as of April 30, 2016. Our new Term Loan Agreement, effective March 25, 2016, prohibits share repurchases for three years.

Item 6.	Exhibits

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer and Interim Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Interim Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Destination Maternity Corporation

Date: May 26, 2016	By:	/s/ Anthony M. Romano
Anthony M. Romano
Chief Executive Officer, President & Interim Chief Financial Officer

INDEX OF EXHIBITS FILED WITH

FORM 10-Q OF DESTINATION MATERNITY CORPORATION

FOR THE QUARTER ENDED APRIL 30, 2016

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer and Interim Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Interim Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document