Form 10-Q
period 2016-07-30
Destination Maternity Corp
filed 2016-08-25
CIK 896985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 2016

or

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

Common Stock, $.01 par value — 14,013,248 shares outstanding as of August 18, 2016

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	July 30, 2016	January 30, 2016

ASSETS
Current assets:
Cash and cash equivalents	$2,752	$2,116
Trade receivables, net	6,857	10,154
Inventories	70,528	72,509
Deferred income taxes	11,866	13,803
Prepaid expenses and other current assets	9,802	9,792
Total current assets	101,805	108,374
Property and equipment, net of accumulated depreciation and amortization of $90,435 and $84,798	89,793	92,673
Other assets:
Deferred line of credit financing costs, net of accumulated amortization of $664 and $611	481	534
Other intangible assets, net of accumulated amortization of $745 and $683	1,130	1,148
Deferred income taxes	14,619	15,195
Other non-current assets	1,174	1,150
Total other assets	17,404	18,027
Total assets	$209,002	$219,074

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit borrowings	$1,700	$28,400
Current portion of long-term debt	5,897	2,897
Accounts payable	14,692	21,738
Accrued expenses and other current liabilities	32,161	39,488
Total current liabilities	54,450	92,523
Long-term debt	35,700	9,302
Deferred rent and other non-current liabilities	24,038	24,351
Total liabilities	114,188	126,176
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, 1,656,381 shares authorized:
Series B junior participating preferred stock, $.01 par value; 300,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value; 20,000,000 shares authorized, 13,997,679 and 13,824,535 shares issued and outstanding	140	138
Additional paid-in capital	105,149	104,784
Retained earnings (accumulated deficit)	(10,403)	(11,951)
Accumulated other comprehensive loss	(72)	(73)
Total stockholders’ equity	94,814	92,898
Total liabilities and stockholders’ equity	$209,002	$219,074

The accompanying notes are an integral part of these Consolidated Financial Statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015

Net sales	$106,529	$119,306	$230,959	$260,918
Cost of goods sold	51,699	63,998	108,857	134,207
Gross profit	54,830	55,308	122,102	126,711
Selling, general and administrative expenses	56,619	61,640	115,394	125,676
Store closing, asset impairment and asset disposal expenses (income)	442	(3,951)	1,048	(2,943)
Other charges	875	1,637	1,544	3,445
Operating income (loss)	(3,106)	(4,018)	4,116	533
Interest expense, net	973	344	1,625	773
Income (loss) before income taxes	(4,079)	(4,362)	2,491	(240)
Income tax (benefit) provision	(1,570)	(1,680)	959	(93)
Net income (loss)	$(2,509)	$(2,682)	$1,532	$(147)
Net income (loss) per share— Basic	$(0.18)	$(0.20)	$0.11	$(0.01)
Average shares outstanding— Basic	13,700	13,585	13,692	13,583
Net income (loss) per share— Diluted	$(0.18)	$(0.20)	$0.11	$(0.01)
Average shares outstanding— Diluted	13,700	13,585	13,697	13,583

The accompanying notes are an integral part of these Consolidated Financial Statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015

Net income (loss)	$(2,509)	$(2,682)	$1,532	$(147)
Foreign currency translation adjustments	(1)	(1)	1	(4)
Comprehensive income (loss)	$(2,510)	$(2,683)	$1,533	$(151)

The accompanying notes are an integral part of these Consolidated Financial Statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total

Balance as of January 30, 2016	13,825	$138	$104,784	$(11,951)	$(73)	$92,898
Net income	—	—	—	1,532	—	1,532
Foreign currency translation adjustments	—	—	—	—	1	1
Dividends forfeited	—	—	—	16	—	16
Stock-based compensation	174	2	966	—	—	968
Exercise of stock options, net	1	—	3	—	—	3
Tax benefit shortfall from stock options and restricted stock	—	—	(586)	—	—	(586)
Repurchase and retirement of common stock	(2)	—	(18)	—	—	(18)
Balance as of July 30, 2016	13,998	$140	$105,149	$(10,403)	$(72)	$94,814

Balance as of January 31, 2015	13,807	$138	$102,370	$3,558	$(64)	$106,002
Net loss	—	—	—	(147)	—	(147)
Foreign currency translation adjustments	—	—	—	—	(4)	(4)
Cash dividends	—	—	—	(5,531)	—	(5,531)
Stock-based compensation	54	1	1,551	—	—	1,552
Exercise of stock options, net	5	—	42	—	—	42
Tax benefit shortfall from stock options and restricted stock	—	—	(18)	—	—	(18)
Repurchase and retirement of common stock	(4)	—	(57)	—	—	(57)
Balance as of August 1, 2015	13,862	$139	$103,888	$(2,120)	$(68)	$101,839

The accompanying notes are an integral part of these Consolidated Financial Statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	July 30, 2016	August 1, 2015

Operating Activities
Net income (loss)	$1,532	$(147)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,927	8,139
Stock-based compensation expense	968	1,552
Loss on impairment of long-lived assets	733	1,054
Loss on disposal of assets	215	14
Grow NJ award benefit	1,833	—
Deferred income tax benefit	(75)	(18)
Amortization of deferred financing costs	139	100
Changes in assets and liabilities:
Decrease (increase) in:
Trade receivables	3,297	(1,082)
Inventories	1,981	2,208
Prepaid expenses and other current assets	(10)	3,048
Other non-current assets	(24)	130
Increase (decrease) in:
Accounts payable, accrued expenses and other current liabilities	(14,057)	(7,611)
Deferred rent and other non-current liabilities	(153)	(135)
Net cash provided by operating activities	5,306	7,252
Investing Activities
Capital expenditures	(6,800)	(18,884)
Proceeds from sale of property and equipment	2	21
Additions to intangible assets	(45)	(83)
Net cash used in investing activities	(6,843)	(18,946)
Financing Activities
Decrease in cash overdraft	(425)	(1,047)
(Decrease) increase in line of credit borrowings	(26,700)	21,000
Proceeds from long-term debt	32,000	—
Repayment of long-term debt	(1,436)	(1,622)
Deferred financing costs paid	(1,252)	(38)
Withholding taxes on stock-based compensation paid in connection with repurchase of common stock	(18)	(57)
Cash dividends paid	—	(5,531)
Proceeds from exercise of stock options	3	42
Net cash provided by financing activities	2,172	12,747
Effect of exchange rate changes on cash and cash equivalents	1	(3)
Net Increase in Cash and Cash Equivalents	636	1,050
Cash and Cash Equivalents, Beginning of Period	2,116	1,349
Cash and Cash Equivalents, End of Period	$2,752	$2,399
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$1,245	$755
Cash paid for income taxes	$214	$(1,612)

The accompanying notes are an integral part of these Consolidated Financial Statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements for the three and six months ended July 30, 2016 and August 1, 2015 have been prepared in accordance with the requirements for Form 10-Q and Article 10 of Regulation S-X, and accordingly, certain information and footnote disclosures have been condensed or omitted. See the Company’s Annual Report on Form 10-K as of and for the year ended January 30, 2016 for Destination Maternity Corporation and subsidiaries (the “Company” or “Destination Maternity”) as filed with the Securities and Exchange Commission (“SEC”) for additional disclosures including a summary of the Company’s accounting policies.

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

The following tables summarize the Basic EPS and Diluted EPS calculations (in thousands, except per share amounts):

	Three Months Ended
	July 30, 2016			August 1, 2015
	Net Loss	Shares	EPS	Net Loss	Shares	EPS

Basic EPS	$(2,509)	13,700	$(0.18)	$(2,682)	13,585	$(0.20)
Incremental shares from the assumed exercise of outstanding stock options	—	—		—	—
Incremental shares from the assumed lapse of restrictions on restricted stock awards	—	—		—	—
Diluted EPS	$(2,509)	13,700	$(0.18)	$(2,682)	13,585	$(0.20)

	Six Months Ended
	July 30, 2016			August 1, 2015
	Net Income	Shares	EPS	Net Loss	Shares	EPS

Basic EPS	$1,532	13,692	$0.11	$(147)	13,583	$(0.01)
Incremental shares from the assumed exercise of outstanding stock options	—	1		—	—
Incremental shares from the assumed lapse of restrictions on restricted stock awards	—	4		—	—
Diluted EPS	$1,532	13,697	$0.11	$(147)	13,583	$(0.01)

In addition to performance-based RSUs, for the six months ended July 30, 2016 stock options and unvested restricted stock totaling approximately 1,124,000 shares were excluded from the calculation of Diluted EPS as their effect would have been

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

antidilutive. Options and unvested restricted stock totaling approximately 1,171,000 and 1,127,000 shares of the Company's common stock were outstanding as of July 30, 2016 and August 1, 2015, respectively, but were not included in the computation of Diluted EPS for the three months ended July 30, 2016 and for the three and six months ended August 1, 2015 due to the Company's net loss. Had the Company reported a profit for the three months ended July 30, 2016 and the three and six months ended August 1, 2015 the weighted average number of dilutive shares outstanding for computation of Diluted EPS would have been approximately 13,707,000, 13,607,000 and 13,616,000 shares, respectively.

During the six months ended August 1, 2015 the Company paid cash dividends totaling $5,531,000 (or $0.40 per share). In connection with a debt refinancing in March 2016 the Company suspended its quarterly dividend and accordingly no cash dividends were paid by the Company during the six months ended July 30, 2016 (see Note 7). During the six months ended July 30, 2016 $16,000 of previously declared and undistributed dividends, for which payment was subject to completion of service requirements under restricted stock awards, were forfeited back to the Company in connection with the cancellation of the awards.

3.	TRADE RECEIVABLES

Trade receivables are recorded based on revenue recognized for sales of the Company’s merchandise and for other revenue earned by the Company through its marketing partnership programs and international franchise agreements, and are non-interest bearing. The Company evaluates the collectability of trade receivables based on a combination of factors, including aging of trade receivables, write-off experience, analysis of historical trends and expectations of future performance. An allowance for doubtful accounts is recorded for the amount of trade receivables that are considered unlikely to be collected. When the Company’s collection efforts are unsuccessful, uncollectible trade receivables are charged against the allowance for doubtful accounts. As of July 30, 2016 and January 30, 2016 the Company’s trade receivables were net of allowance for doubtful accounts of $178,000 and $170,000, respectively.

4.	INVENTORIES

Inventories were comprised of the following (in thousands):

	July 30, 2016	January 30, 2016

Finished goods	$69,528	$71,229
Work-in-progress	272	420
Raw materials	728	860
	$70,528	$72,509

5.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities were comprised of the following (in thousands):

	July 30, 2016	January 30, 2016

Employee compensation and benefits	$7,514	$10,519
Insurance, primarily self-insurance reserves	6,068	6,326
Gift certificates and store credits	3,591	4,477
Deferred rent	3,338	3,310
Sales and use taxes	2,714	2,654
Accounting and legal	1,672	1,378
Product return reserve	1,651	1,736
Accrued property and equipment additions	1,012	840
Income taxes payable	42	52
Other	4,559	8,196
	$32,161	$39,488

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

6.	LINE OF CREDIT

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

As of July 30, 2016 the Company had $1,700,000 in outstanding borrowings under the Credit Facility and $6,228,000 in letters of credit, with $34,508,000 of availability under the Credit Facility based on the Company’s Borrowing Base formula and minimum Excess Availability requirement. As of August 1, 2015 the Company had $21,000,000 outstanding borrowings under the Credit Facility, of which $15,000,000 were Tranche A borrowings and $6,000,000 were Tranche A-1 borrowings, and $6,348,000 in letters of credit, with $27,660,000 of availability under the Credit Facility based on the Company’s Borrowing Base formula and minimum Excess Availability requirement. For the three months ended July 30, 2016 and August 1, 2015 Tranche A borrowings had a weighted interest rate of 4.00% and 2.16%, respectively, per annum and Tranche A-1 borrowings had a weighted interest rate of 0.00% and 3.19%, respectively, per annum. For the six months ended July 30, 2016 and August 1, 2015 Tranche A borrowings had a weighted interest rate of 2.54% and 2.91%, respectively, per annum and Tranche A-1 borrowings had a weighted interest rate of 3.43% and 4.10%, respectively, per annum. During the six months ended July 30, 2016 and August 1, 2015 the Company’s average level of direct borrowings under the Credit Facility was $14,989,000 and $21,748,000, respectively, and the Company’s maximum borrowings at any time were $42,700,000 and $31,800,000, respectively.

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

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The Term Loan is secured by a security interest in substantially all of the assets of the Company, including accounts receivable, inventory, equipment, letter of credit rights, cash, intellectual property and other intangibles, and certain other assets. The security interest granted to the Term Lenders is, in certain respects, subordinate to the security interest granted to the Credit Facility Lender. The Term Loan Agreement prohibits the payment of dividends or share repurchases by the Company for three years and imposes certain restrictions on the Company's ability to, among other things, incur additional indebtedness and enter into other various types of transactions. The Term Loan Agreement requires the Company to maintain Excess Availability (as defined in the related Credit Facility agreement) equal to the greater of 10% of the Loan Cap (as defined in the related Credit Facility agreement) or $5,000,000. In addition, the Company is required to maintain Consolidated EBITDA (as defined in the related Term Loan Agreement) in an amount not less than the levels specified for each period in the Term Loan Agreement. For the six months ended July 30, 2016 the Company’s Consolidated EBITDA exceeded the Consolidated EBITDA requirement of $9,500,000. The Consolidated EBITDA requirement for the nine months ending October 29, 2016 is $12,600,000, and the Consolidated EBITDA requirement for the 12 months ending January 28, 2017 is $19,000,000.  The Term Loan Agreement thereafter provides for a Consolidated EBITDA requirement for the four trailing fiscal quarters that increases from this level to $30,000,000 for the four fiscal quarters ending on February 1, 2020 and thereafter. Also, the Company is prohibited from making capital expenditures (net of tenant allowances) in excess of $17,000,000 in any period of four fiscal quarters (subject to carry-forward of 50% of any underutilization).

In connection with the execution of the Term Loan Agreement, the Company incurred deferred financing costs of approximately $1,252,000. These deferred financing costs are reflected as a direct deduction from the Term Loan liability in the Consolidated Balance Sheet and are being amortized over the term of the Term Loan Agreement and included in “interest expense, net” in the Consolidated Statement of Operations.

As of July 30, 2016 and August 1, 2015 there was $10,763,000 and $13,378,000, respectively, outstanding under a five-year equipment financing arrangement with the Company’s Credit Facility bank. The equipment note bears annual interest at 3.38%, with payments of $272,000 (including interest) due monthly through December 2019. The equipment note is collateralized by substantially all of the material handling equipment at the Company’s distribution facility in Florence, New Jersey.

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

At both July 30, 2016 and January 30, 2016 the Company had cash equivalents of $4,000. The Company’s cash equivalents consist of investments in money market funds for which the carrying value approximates fair value (based on Level 1 inputs) due to the short-term nature of those instruments. The carrying values of trade receivables and accounts payable approximate fair value due to the short-term nature of those instruments.

The Company’s Credit Facility has variable interest rates that are tied to market indices. As of July 30, 2016 and January 30, 2016 the Company had $1,700,000 and $28,400,000, respectively, of direct borrowings outstanding under the Credit Facility. The carrying value of the Company’s Credit Facility borrowings approximates fair value as the variable interest rates approximate current market rates, which the Company considers to be Level 2 inputs.

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

Subsequent to the appointment of Anthony M. Romano as the Company’s new Chief Executive Officer (“CEO”) in August 2014, the Company commenced a program to evaluate its business processes, key management personnel and planning resources. In connection with this evaluation, the Company changed its fiscal year and continues to implement changes with a focus on improving inventory management, driving sales productivity, optimizing real estate and controlling costs. Key management changes included elimination of the separate function of President in December 2015 in a further effort to streamline the Company’s operations and its reporting structure. The Company implemented an improved product life cycle calendar in fiscal 2015 and expects to complete the implementation of a new planning and allocation tool and re-platform its e-commerce sites in fiscal 2016, as it continues to improve its planning and allocation methodologies and e-commerce platform. The Company’s real estate strategy includes increased focus on the Company’s two key maternity apparel brands with strategic phase-out and elimination of certain non-core brands and business relationships. During the six months ended July 30, 2016 and August 1, 2015 the Company incurred $671,000 and $1,324,000, respectively, of charges related to these management and organizational changes.

During the fourth quarter of fiscal 2015, the Company announced that it had received an unsolicited, non-binding preliminary merger proposal from Orchestra-Prémaman S.A. (“Orchestra”), a France-based retailer of children’s wear. On March 15, 2016 the Company entered into a non-disclosure agreement with Orchestra and agreed to exchange information and engage in discussions with Orchestra in response to their communications. During the six months ended July 30, 2016 the Company incurred $873,000 of charges related to the proposal for a business combination.

In September 2013 the Company announced plans to relocate its corporate headquarters and distribution operations from Philadelphia, Pennsylvania to southern New Jersey. The Company completed the relocation of its corporate headquarters to Moorestown, New Jersey in January 2015 and completed the relocation of its distribution operations to Florence, New Jersey in August 2015. During the six months ended August 1, 2015 the Company recorded $2,094,000 of charges related to the preparation for occupancy of and relocation to its new distribution facility.

During the six months ended August 1, 2015 the Company incurred $27,000 of charges related to its change to a retail calendar-based fiscal year.

A summary of the charges incurred in connection with the management and organizational changes, proposed business combination, facilities relocations and fiscal year change is as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015

Management and Organizational Changes
Non-core brand contract termination	$220	$—	$545	$—
Severance and related benefits	3	152	121	242
Consulting fees	—	371	5	1,082
Total management and organizational changes	223	523	671	1,324

Proposed Business Combination
Legal and other professional fees	652	—	873	—

Facilities Relocations
Pre-opening rent expense on new distribution facility	—	796	—	1,615
Accelerated depreciation and amortization expense	—	93	—	233
Other	—	198	—	246
Total facilities relocations	—	1,087	—	2,094

Fiscal Year Change
Systems modifications	—	27	—	27

Total other charges	$875	$1,637	$1,544	$3,445

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

10.	GOVERNMENT INCENTIVES

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

In September 2015 the Company confirmed to NJEDA that it had submitted all documentation required to qualify for the Company’s Grow NJ award, including certification of over 600 eligible jobs and over $50,000,000 in capital investment, including building construction costs of the landlord for the Company’s newly constructed distribution center in Florence, New Jersey. The Grow NJ award will be earned on an annual basis over the ten-year period, subject to the $4,000,000 annual award limit, and requires an annual compliance report that includes certification of average annual employment figures after the end of each fiscal year. After the end of the ten-year Grow NJ award earnings period there is a five-year compliance period during which the Company must maintain the average of its annual eligible jobs certified during the preceding ten years or a pro-rata amount up to one-tenth of the previously awarded income tax credits would be subject to recapture and repayment to the State of New Jersey annually during the five-year compliance period. The Company believes the likelihood of any recapture and repayment is remote.

The annual benefit from the Grow NJ award available to the Company is expected to significantly exceed the Company’s annual income tax liability to the State of New Jersey. In order to maximize the realizable value of the incentive package, in December 2013 the Company entered into an agreement with a third party to sell 75% or more of the annual income tax credits awarded to the Company. The Company recognizes its Grow NJ award on an annual basis for each fiscal year based on the realizable value of the award earned and expected to be received, primarily from the sale of the income tax credits, net of any associated costs. The Grow NJ award is reflected in the Company’s consolidated financial statements as a reduction to the costs incurred by the Company in connection with the relocations. For fiscal 2015 the Company’s Grow NJ award of $3,600,000 (net of valuation allowance) was recognized during the third and fourth quarters of fiscal 2015, which represented the measurement period for the Company’s fiscal 2015 required average employment certification. In May 2016 the Company received $3,600,000 cash proceeds, net of costs, from the receipt and subsequent sale of the $4,000,000 tax credit certificate earned for fiscal 2015.

During the three and six months ended July 30, 2016 the Company recognized $867,000 and $1,767,000, respectively, of cost reduction related to the Grow NJ award, of which $867,000 and $1,693,000, respectively, is included in the Consolidated Statements of Operations, including reductions of cost of goods sold of $625,000 and $1,199,000, respectively, and reductions of selling, general and administrative expenses of $242,000 and $494,000, respectively. Additionally $822,000 and $748,000 is included in the Consolidated Balance Sheets as of July 30, 2016 and January 30, 2016, respectively, as a reduction to overhead in inventory. A corresponding deferred tax asset of $1,091,000, net of valuation allowance, and net of federal and state income tax effect, is included in the Consolidated Balance Sheet in short-term deferred income taxes, and is expected be converted to a receivable and collected in fiscal 2017 upon sale of the income tax credits.

11.	INCOME TAXES

As of July 30, 2016 the Company had $999,000 of unrecognized tax benefits related to uncertain income tax positions, including accrued interest and penalties of $392,000. The Company records interest and penalties related to unrecognized tax benefits in its income tax provision. If recognized, the portion of the liabilities for unrecognized tax benefits that would impact the Company’s effective tax rate was $744,000, net of federal benefit.

During the 12 months subsequent to July 30, 2016 it is reasonably possible that the gross unrecognized tax benefits could potentially decrease by $142,000 (of which $102,000 would affect the effective tax rate, net of federal expense (benefit) for uncertain tax positions, including the continued effect of interest on unrecognized tax benefits and limitations on certain potential tax credits, offset by the effect of expiring statutes of limitations and settlements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The Company’s United States Federal income tax returns for years ended September 30, 2012 and thereafter remain subject to examination by the United States Internal Revenue Service (“IRS”). The Company also files tax returns in Canada, India, Kuwait and numerous United States state jurisdictions, which have varying statutes of limitations. Generally, Canadian tax returns for tax years ended September 30, 2008 and thereafter, Indian tax returns for tax years ended March 31, 2010 and thereafter, Kuwaiti tax returns for tax years ended January 30, 2015 and thereafter, and United States state tax returns for tax years ended September 30, 2011 and thereafter, depending upon the jurisdiction, remain subject to examination. However, the statutes of limitations on certain of the Company’s United States state tax returns remain open for years prior to fiscal 2011.

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

On August 1, 2016 RSUs with the same terms and conditions as the Fiscal 2016 Awards were awarded as an inducement grant, in connection with the hiring of the Company’s new Executive Vice President & Chief Financial Officer.

The following table sets forth the aggregate minimum, target and maximum RSUs, excluding RSUs from dividends declared, that may be earned by the executive officers for each fiscal year award cycle.

Awards	Performance Period	Minimum RSUs	Target RSUs	Maximum RSUs

Fiscal 2016 Awards (1)	January 31, 2016 to February 3, 2018	13,698	54,789	82,185
Fiscal 2015 Awards	February 2, 2015 to January 28, 2017	15,218	30,436	45,655

(1)	Includes RSUs under an inducement grant dated August 1, 2016.

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

During the six months ended July 30, 2016 and August 1, 2015 certain vesting restricted stock awards were net-share settled by the Company such that the Company withheld shares of the Company’s common stock, which had a fair market value equivalent to the minimum statutory obligation for the applicable income and employment taxes for the awards, and the Company remitted the cash value to the appropriate taxing authorities. The total shares withheld, which were 2,351 and 3,699 shares, respectively, during the six months ended July 30, 2016 and August 1, 2015, are reflected as repurchase of common stock in the accompanying financial statements, and were based on the value of the Company’s common stock on the exercise or vesting date. The remaining shares, net of those withheld, were delivered to the award holders. Total payments for tax obligations to the tax authorities were $18,000 and $57,000 for the six months ended July 30, 2016 and August 1, 2015, respectively.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

13.	RECENT ACCOUNTING PRONOUNCEMENTS

a. Adopted

In April 2015 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The Company adopted ASU No. 2015-03 effective January 31, 2016 and accordingly, the deferred financing costs related to the Company’s Term Loan are reflected as a direct deduction from the Term Loan liability. The adoption of ASU No. 2015-03 did not have any impact on the Company’s net consolidated financial position, results of operations or cash flows. The Company continues to classify deferred financing costs related to its Credit Facility within other assets in the Consolidated Balance Sheets in accordance with the optional disclosure provisions in ASU No. 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.

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

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

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

Geographic Information. Geographic revenue information is allocated based on the country in which the products or services are sold, and in the case of international franchise revenues, on the location of the customer. Information concerning the Company’s operations by geographic area was as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015

Net Sales to Unaffiliated Customers
United States	$99,985	$112,044	$216,271	$244,966
Foreign	6,544	7,262	14,688	15,952

	July 30, 2016	January 30, 2016

Long-Lived Assets
United States	$88,048	$90,338
Foreign	2,875	3,483

Major Customers. For the periods presented, the Company did not have any one customer who represented more than 10% of its net sales.

16.	INTEREST EXPENSE, NET

Interest expense, net was comprised of the following (in thousands):

	Three Months Ended		Six Months Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015

Interest expense	$974	$350	$1,626	$780
Interest income	(1)	(6)	(1)	(7)
Interest expense, net	$973	$344	$1,625	$773

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are the leading designer and retailer of maternity apparel in the United States with 1,227 retail locations, including 526 stores in the United States, Canada and Puerto Rico, and 701 leased departments located within department stores and baby specialty stores throughout the United States, in Puerto Rico and in England. We also sell merchandise on the Internet, primarily through our brand-specific websites, motherhood.com and apeainthepod.com, as well as through our destinationmaternity.com website. We have store franchise and product supply relationships in the Middle East, South Korea, Mexico, Israel and India. As of July 30, 2016 we have 237 international franchised locations, including 21 stand-alone stores operated under one of our retail nameplates and 216 shop-in-shop locations.

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

Presented below is a summary of our results for the second quarter and first six months of fiscal 2016 with regard to each of the key measures noted above:

Second Quarter Fiscal 2016 Financial Results

●	Net loss for the second quarter of fiscal 2016 was $2.5 million, or $0.18 per share (diluted), compared to net loss of $2.7 million, or $0.20 per share (diluted), for second quarter of fiscal 2015.
●

Net loss for the second quarter of fiscal 2016 includes other charges of 1) $0.1 million, net of tax, or $0.01 per share (diluted), related to management and organizational changes and 2) $0.4 million, net of tax, or $0.03 per share (diluted), related to a proposed business combination. Net loss for the second quarter of fiscal 2015 includes other charges of 1) $0.3 million, net of tax, or $0.02 per share (diluted), related to management and organizational changes and 2) $0.7 million, net of tax, or $0.05 per share (diluted), related to the relocations of our headquarters and distribution facilities.

●

Adjusted net loss for the second quarter of fiscal 2016 was $2.0 million, or $0.14 per share (diluted), compared to the comparably adjusted net loss for the second quarter of fiscal 2015 of $1.7 million, or $0.12 per share (diluted).

●	Adjusted EBITDA was $2.4 million for the second quarter of fiscal 2016, an increase of 153.7% compared to $0.9 million of Adjusted EBITDA for the second quarter of fiscal 2015.
●

Adjusted EBITDA before other charges was $3.3 million for the second quarter of fiscal 2016, an increase of 31.1% compared to $2.5 million of Adjusted EBITDA before other charges for the second quarter of fiscal 2015.

●	Net sales for the second quarter of fiscal 2016 decreased 10.7% to $106.5 million from $119.3 million for the second quarter of fiscal 2015.
●	Comparable sales for the second quarter of fiscal 2016 decreased 2.7% compared to a comparable sales increase of 2.0% for the second quarter of fiscal 2015.

First Six Months of Fiscal 2016 Financial Results

●

Net income for the first six months of fiscal 2016 was $1.5 million, or $0.11 per share (diluted), compared to net loss of $0.1 million, or $0.01 per share (diluted), for the first six months of fiscal 2015.

●

Net income for the first six months of fiscal 2016 includes other charges of 1) $0.4 million, net of tax, or $0.03 per share (diluted), related to management and organizational changes and 1) $0.5 million, net of tax, or $0.04 per share (diluted), related to a proposed business combination. Net loss for the first six months of fiscal 2015 includes other charges of 1) $0.8 million, net of tax, or $0.06 per share (diluted), related to management and organizational changes and 2) $1.3 million, net of tax, or $0.10 per share (diluted), related to the relocations of our headquarters and distribution facilities.

●

Adjusted net income for the first six months of fiscal 2016 was $2.5 million, or $0.18 per share (diluted), compared to the comparably adjusted net income for the first six months of fiscal 2015 of $2.0 million, or $0.15 per share (diluted).

●	Adjusted EBITDA was $15.0 million for the first six months of fiscal 2016, an increase of 32.5% compared to $11.3 million of Adjusted EBITDA for the first six months of fiscal 2015.
●

Adjusted EBITDA before other charges was $16.5 million for the first six months of fiscal 2016, an increase of 13.8% compared to $14.5 million of Adjusted EBITDA before other charges for the first six months of fiscal 2015.

●	Net sales for the first six months of fiscal 2016 decreased 11.5% to $231.0 million from $260.9 million for the first six months of fiscal 2015.
●	Comparable sales for the first six months of fiscal 2016 decreased 4.2% compared to a comparable sales increase of 0.2% for the first six months of fiscal 2015.

Leased Department and Licensed Relationships

As previously announced, in an effort to direct resources to the highest return opportunities and further optimize real estate while reducing costs, we discontinued our Two Hearts® Maternity by Destination Maternity® line, thus ending our relationship with Sears® in June 2016, resulting in the closure of 475 leased departments within Sears stores during the first six months of fiscal 2016. In addition, our leased department relationship with Gordmans ended in March 2016 and we closed 100 leased departments within Gordmans stores. We have also decided to phase out production of our Oh Baby by Motherhood® line during fiscal 2016 after being informed that Kohl’s has elected to scale back and ultimately discontinue its exclusive license with us for this line in early fiscal 2017. Even after the end of these relationships, we remain well positioned to service the needs of our customers through our own stores, as well as through our other leased departments and our various websites.

Results of Operations

The following table sets forth certain operating data as a percentage of net sales and as a percentage change for the three and six months ended July 30, 2016 and August 1, 2015:

	% of Net Sales (1)				% Change Period to Period Favorable (Unfavorable)
	Three Months Ended		Six Months Ended		Three Months Ended July 30, 2016 vs.	Six Months Ended July 30, 2016 vs.
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015	August 1, 2015	August 1, 2015

Net sales	100.0%	100.0%	100.0%	100.0%	(10.7)%	(11.5)%
Cost of goods sold (2)	48.5	53.6	47.1	51.4	19.2	18.9
Gross profit	51.5	46.4	52.9	48.6	(0.9)	(3.6)
Selling, general and administrative expenses (3)	53.1	51.7	50.0	48.2	8.1	8.2
Store closing, asset impairment and asset disposal expenses (income)	0.4	(3.3)	0.5	(1.1)	(111.2)	(135.6)
Other charges	0.8	1.4	0.7	1.3	46.5	55.2
Operating income (loss)	(2.9)	(3.4)	1.8	0.2	22.7	672.2
Interest expense, net	0.9	0.3	0.7	0.3	(182.8)	(110.2)
Income (loss) before income taxes	(3.8)	(3.7)	1.1	(0.1)	6.5	1,137.9
Income tax (benefit) provision	(1.5)	(1.4)	0.4	(0.0)	(6.5)	(1,131.2)
Net income (loss)	(2.4)%	(2.2)%	0.7%	(0.1)%	6.5%	1,142.2%

(1)	Components may not add to total due to rounding.
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

	Three Months Ended
	July 30, 2016			August 1, 2015
Retail Locations (1)	Stores	Leased Departments	Total Retail Locations	Stores	Leased Departments	Total Retail Locations

Beginning of period	530	957	1,487	557	1,311	1,868
Opened	3	2	5	3	7	10
Closed (2)	(7)	(258)	(265)	(8)	(5)	(13)
End of period	526	701	1,227	552	1,313	1,865

	Six Months Ended
	July 30, 2016			August 1, 2015
Retail Locations (1)	Stores	Leased Departments	Total Retail Locations	Stores	Leased Departments	Total Retail Locations

Beginning of period	536	1,279	1,815	564	1,311	1,875
Opened	6	3	9	11	12	23
Closed (2)	(16)	(581)	(597)	(23)	(10)	(33)
End of period	526	701	1,227	552	1,313	1,865

(1)	Excludes locations where Kohl’s sells our products under an exclusive product and license agreement, and international franchised locations.
(2)

During the three and six months ended July 30, 2016 we closed 253 and 475, respectively, leased departments within Sears stores. During the six months ended July 30, 2016, we closed 100 leased departments within Gordmans stores.

	Three Months Ended
	July 30, 2016			August 1, 2015
International Franchised Locations (1)	Stores	Shop-in- Shop Locations	Total International Franchised Locations	Stores	Shop-in- Shop Locations	Total International Franchised Locations

Beginning of period	23	180	203	24	104	128
Opened	1	37	38	3	20	23
Closed	(3)	(1)	(4)	(1)	(2)	(3)
End of period	21	216	237	26	122	148

	Six Months Ended
	July 30, 2016			August 1, 2015
International Franchised Locations (1)	Stores	Shop-in- Shop Locations	Total International Franchised Locations	Stores	Shop-in- Shop Locations	Total International Franchised Locations

Beginning of period	25	168	193	23	62	85
Opened	1	50	51	4	62	66
Closed	(5)	(2)	(7)	(1)	(2)	(3)
End of period	21	216	237	26	122	148

(1)

As of July 30, 2016 our merchandise is offered in 109 shop-in-shops in Mexico. During June 2015 we commenced our expansion into Israel. As of July 30, 2016 our merchandise is offered in 40 shop-in-shops and two franchise stores in Israel. In June 2016 we commenced our expansion into India. As of July 30, 2016 our merchandise is offered in 31 shop-in-shops in India.

Three Months Ended July 30, 2016 and August 1, 2015

Net Sales.    Our net sales for the second quarter of fiscal 2016 decreased by 10.7%, or $12.8 million, to $106.5 million from $119.3 million for the three months ended August 1, 2015. Comparable sales for the second quarter of fiscal 2016 decreased 2.7% compared to a comparable sales increase of 2.0% for the second quarter of fiscal 2015. The decrease in total reported sales for the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015 resulted primarily from the decrease in comparable sales and decreased sales related to the Company’s continued efforts to close underperforming stores (see our discussion in Item 1. Business Overview of our Annual Report on Form 10-K for the year ended January 30, 2016 regarding closing underperforming stores), and decreased leased department and licensed sales, reflecting the effect of the wind down of the Kohl’s, Sears and Gordmans relationships. The primary drivers of the comparable sales decrease were lower transactions and lower unit sales due to decreased store traffic, partially offset by an increase in our average selling prices.

Gross Profit.    Our gross profit for the second quarter of fiscal 2016 decreased by 0.9%, or $0.5 million, to $54.8 million from $55.3 million for the second quarter of fiscal 2015, and our gross profit as a percentage of net sales (gross margin) for the second quarter of fiscal 2016 was 51.5% compared to 46.4% for the second quarter of fiscal 2015. The decrease in gross profit for the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015 was primarily due to our lower sales volume as a result of the factors discussed above. The year-over-year increase in gross margin reflects less price promotion and markdown activity as a result of better managed inventory, and lower levels of excess current season and aged merchandise. During the second quarter of fiscal 2016 higher occupancy and depreciation expenses from our relocations were substantially offset by lower employment costs and benefit from our Grow NJ award, which we began to recognize during the second half of fiscal 2015. In fiscal 2016 and beyond the Grow NJ benefit is expected to partially offset our relocation related costs on an annual basis.

Selling, General and Administrative Expenses.    Our selling, general and administrative expenses for the second quarter of fiscal 2016 decreased by 8.1%, or $5.0 million, to $56.6 million from $61.6 million for the second quarter of fiscal 2015. As a percentage of net sales, selling, general and administrative expenses increased to 53.1% for the second quarter of fiscal 2016 from 51.7% for the second quarter of fiscal 2015. This decrease in expense for the quarter reflects cost reductions resulting from our continued closure of underperforming stores and other headcount reductions, as well as lower marketing and advertising expense. The increase in expense percentage for the three month period reflects the unfavorable leverage from our decreased sales due to the relatively fixed nature of much of our expenses.

Store Closing, Asset Impairment and Asset Disposal Expenses (Income).    For the second quarter of fiscal 2016 we had $0.4 million of expense from store closings, asset impairments and asset disposals compared to $4.0 million of income for the second quarter of fiscal 2015. During the second quarter of fiscal 2015 we received $4.1 million from the landlord as incentive for an early termination of a store lease.

Other Charges.    In the second quarter of fiscal 2016 we incurred other charges of $0.9 million related to management and organizational changes and a proposed business combination. Other charges related to management and organizational changes were $0.2 million, primarily for costs to terminate a non-core apparel brand relationship. Other changes related to a proposed business combination were $0.7 million, primarily for legal and advisory fees. In the second quarter of fiscal 2015 we incurred other charges of $1.6 million related to management and organizational changes and the relocations of our headquarters and distribution operations. Other charges related to management and organizational changes were $0.5 million, primarily for consulting fees, and to a lesser extent, severance and other benefits in connection with the replacement of certain key management personnel and some reductions in headcount. Other charges related to our relocations of our corporate headquarters and distribution operations from Philadelphia, Pennsylvania to southern New Jersey were approximately $1.1 million, primarily for pre-opening rent expense for the new distribution center, and to a lesser extent, accelerated depreciation.

Operating Income (Loss).     We had an operating loss of $3.1 million for the second quarter of fiscal 2016 compared to an operating loss of $4.0 million for the second quarter of fiscal 2015, which included the $4.1 million incentive for an early termination of a store lease. Excluding the year-over-year effect of the early lease termination incentive in fiscal 2015 our operating loss was reduced by $5.0 million, which reflects our 8.1% reduction in selling, general and administrative expenses, increases in our average selling prices and gross margin from better inventory management, and lower other charges. These improvements more than offset our lower gross profit as a result of the decline in sales volume.

Interest Expense, Net.    Our net interest expense for the second quarter of fiscal 2016 increased to $1.0 million from $0.3 million for the second quarter of fiscal 2015. This increase was due to interest expense on outstanding borrowings on our Term Loan during the second quarter of fiscal 2016, partially offset by a reduction in the principal balance due under our equipment note and lower average borrowings under our Credit Facility during the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015.

Income Tax (Benefit) Provision.    For the three months ended July 30, 2016 and August 1, 2015 our effective tax benefit rate was 38.5%. Our effective tax benefit rate was higher than the statutory federal tax rate of 35% primarily due to state income tax benefits, net of federal expense.

Net Income (Loss).    Net loss for the second quarter of fiscal 2016 was $2.5 million, or $0.18 per share (diluted), compared to net loss of $2.7 million, or $0.20 per share (diluted), for the second quarter of fiscal 2015. Net loss for the second quarter of fiscal 2016 includes other charges of $0.1 million, net of tax, related to management and organizational changes and $0.4 million, net of tax, related to a proposed business combination. Net loss for the second quarter of fiscal 2015 includes other charges of $0.3 million, net of tax, related to management and organizational changes, and $0.7 million, net of tax, related to the relocations of our headquarters and distribution facilities, and the fiscal year change.

Our average diluted shares outstanding of 13.7 million for the second quarter of fiscal 2016 were slightly higher than the 13.6 million average diluted shares outstanding for the second quarter of fiscal 2015. We had higher shares outstanding in the second quarter of fiscal 2016 compared to the second quarter of fiscal 2015 primarily as a result of stock option exercises and restricted stock awards.

Following is a reconciliation of net loss and net loss per share (diluted) (“Diluted EPS”) to adjusted net loss and adjusted Diluted EPS for the three months ended July 30, 2016 and August 1, 2015 (in thousands, except per share amounts):

	Three Months Ended
	July 30, 2016			August 1, 2015
	Net Loss	Diluted Shares	Diluted EPS	Net Loss	Diluted Shares	Diluted EPS

As reported	$(2,509)	13,700	$(0.18)	$(2,682)	13,585	$(0.20)
Other charges for management and organizational changes	223	—		523	—
Other charges for proposed business combination	652	—		—	—
Other charges for relocations	—	—		1,087	—
Other charges for fiscal year change	—	—		27	—
Income tax effect of other charges (1) (2)	(334)	—		(638)	—
As adjusted	$(1,968)	13,700	$(0.14)	$(1,683)	13,585	$(0.12)

(1)

For the second quarter of fiscal 2016 income tax effect of other charges includes $85 related to management and organizational changes and $249 related to a proposed business combination, which represent the differences in income tax benefit calculated with and without the specified pretax expense.

(2)

For the second quarter of fiscal 2015 income tax effect of other charges includes $206 related to management and organizational changes, $422 related to relocations and $10 related to the fiscal year change, which represent the differences in income tax benefit calculated with and without the specified pretax expense.

Following is a reconciliation of net loss to Adjusted EBITDA and Adjusted EBITDA before other charges for the second quarter of fiscal 2016 and 2015 (in thousands):

	Three Months Ended
	July 30, 2016	August 1, 2015

Net loss	$(2,509)	$(2,682)
Add: income tax benefit	(1,570)	(1,680)
Add: interest expense, net	973	344
Operating loss	(3,106)	(4,018)
Add: depreciation and amortization expense	4,541	4,129
Add: loss on impairment of long-lived assets	322	262
Add: loss (gain) on disposal of assets	113	(140)
Add: stock-based compensation expense	510	705
Adjusted EBITDA	2,380	938
Add: other charges for management and organizational changes	223	523
Add: other charges for proposed business combination	652	—
Add: other charges for relocations (1)	—	994
Add: other charges for fiscal year change	—	27
Adjusted EBITDA before other charges	$3,255	$2,482

(1)	For the second quarter of fiscal 2015 other charges for relocations excludes accelerated depreciation expense of $93 (included in depreciation and amortization expense above).

Six Months Ended July 30, 2016 and August 1, 2015

Net Sales.    Our net sales for the first six months of fiscal 2016 decreased by 11.5%, or approximately $29.9 million, to $231.0 million from $260.9 million for the first six months of fiscal 2015. Comparable sales for the first six months of fiscal 2016 decreased 4.2% compared to a comparable sales increase of 0.2% for the first six months of fiscal 2015. The decrease in total reported sales for the first six months of fiscal 2016 compared to the first six months of fiscal 2015 resulted primarily from the decrease in comparable sales and decreased sales related to the Company’s continued efforts to close underperforming stores, and decreased leased department and licensed sales, reflecting the effect of the wind down of the Kohl’s, Sears and Gordmans relationships. The primary drivers of the comparable sales decrease were lower transactions and lower unit sales due to decreased store traffic, partially offset by an increase in our average selling prices.

Gross Profit.    Our gross profit for the first six months of fiscal 2016 decreased by 3.6%, or $4.6 million, to $122.1 million from $126.7 million for the first six months of fiscal 2015, and our gross margin for the first six months of fiscal 2016 was 52.9% compared to 48.6% for the first six months of fiscal 2015. The decrease in gross profit for the first six months of fiscal 2016 compared to the first six months of fiscal 2015 was primarily due to our lower sales volume as a result of the factors discussed above. The year-over-year increase in gross margin reflects less price promotion and markdown activity as a result of better managed inventory, and lower levels of excess current season and aged merchandise. During the first six months of fiscal 2016 higher occupancy and depreciation expenses from our relocations were substantially offset by lower employment costs and benefit from our Grow NJ award, which we began to recognize during the second half of fiscal 2015.

Selling, General and Administrative Expenses.    Our selling, general and administrative expenses for the first six months of fiscal 2016 decreased by 8.2%, or $10.3 million, to $115.4 million from $125.7 million for the first six months of fiscal 2015. As a percentage of net sales, selling, general and administrative expenses increased to 50.0% for the first six months of fiscal 2016 from 48.2% for the first six months of fiscal 2015. This decrease in expense for the six month period reflects cost reductions resulting from our continued closure of underperforming stores and other headcount reductions, as well as lower marketing and advertising expense. The increase in expense percentage for the six month period reflects the unfavorable leverage from our decreased sales due to the relatively fixed nature of much of our expenses.

Store Closing, Asset Impairment and Asset Disposal Expenses (Income).     For the first six months of fiscal 2016 we had $1.0 million of expense from store closings, asset impairments and asset disposals compared to $2.9 million of income for the first six months of fiscal 2015. During the first six months of fiscal 2015 we received $4.1 million from the landlord as incentive for an early termination of a store lease.

Other Charges.    In the first six months of fiscal 2016 we incurred other charges of $1.5 million primarily related to management and organizational changes and a proposed business combination. Other charges related to management and organizational changes were approximately $0.6 million, primarily for costs to terminate non-core apparel brand relationships, and to a lesser extent, severance and other benefits. Other changes related to a proposed business combination were $0.9 million, primarily for legal and advisory fees. In the first six months of fiscal 2015 we incurred other charges of $3.4 million related to management and organizational changes, and the relocations of our headquarters and distribution operations. Other charges related to management and organizational changes were $1.3 million, primarily for consulting fees, and to a lesser extent, severance and other benefits in connection with the replacement of certain key management personnel and some reductions in headcount. Other charges related to our relocations were $2.1 million, primarily for pre-opening rent expense for the new distribution center and to a lesser extent, accelerated depreciation.

Operating Income (Loss).    We had operating income of $4.1 million for the first six months of fiscal 2016 compared to operating income of $0.5 million for the first six months of fiscal 2015, which included the $4.1 million incentive for an early termination of a store lease. Excluding the year-over-year effect of the early lease termination incentive in fiscal 2015 our operating income increased by $7.7 million, which reflects our 8.2% reduction in selling, general and administrative expenses increases in our average selling prices and gross margin from better inventory management, and lower other charges. These improvements more than offset our lower gross profit as a result of the decline in sales volume.

Interest Expense, Net.    Our net interest expense for the first six months of fiscal 2016 increased to $1.6 million from $0.8 million for the first six months of fiscal 2015. This increase was due to interest expense incurred on our Term Loan during the first six months of fiscal 2016, partially offset by a reduction in the principal balance due under our equipment note and lower average borrowings under our Credit Facility during the first six months of fiscal 2016 compared to the first six months of fiscal 2015.

Income Tax (Benefit) Provision.    For the six months ended July 30, 2016 our effective tax rate was 38.5%. For the six months ended August 1, 2015 our effective tax benefit rate was 38.8%. Our effective tax rate for the six months ended July 30, 2016 and August 1, 2015 was higher than the statutory federal tax rate of 35% primarily due to state income tax benefits, net of federal expense.

Net Income (Loss).    Net income for the first six months of fiscal 2016 was $1.5 million, or $0.11 per share (diluted), compared to a net loss of $0.1 million, or $0.01 per share (diluted), for the first six months of fiscal 2015. Net income for the first six months of fiscal 2016 includes other charges of $0.4 million, net of tax, related to management and organizational changes and $0.5 million, net of tax, related to a proposed business combination. Net loss for the first six months of fiscal 2015 includes other charges of $0.8 million, net of tax, related to management and organizational changes, and $1.3 million, net of tax, related to the relocations of our headquarters and distribution facilities, and the fiscal year change.

Our average diluted shares outstanding of 13.7 million for the first six months of fiscal 2016 were slightly higher than the 13.6 million average diluted shares outstanding for the first six months of fiscal 2015. We had higher shares outstanding in the first six months of fiscal 2016 compared to the first six months of fiscal 2015 as a result of stock option exercises and restricted stock awards.

Following is a reconciliation of net income (loss) and Diluted EPS to adjusted net income and adjusted Diluted EPS for the six months ended July 30, 2016 and August 1, 2015 (in thousands, except per share amounts):

	Six Months Ended
	July 30, 2016			August 1, 2015
	Net Income	Diluted Shares	Diluted EPS	Net Income (Loss)	Diluted Shares	Diluted EPS

As reported	$1,532	13,697	$0.11	$(147)	13,583	$(0.01)
Other charges for management and organizational changes	671	—		1,324	—
Other charges for proposed business combination	873	—		—	—
Other charges for relocations	—	—		2,094	—
Other charges for fiscal year change	—			27
Income tax effect of other charges (1) (2)	(590)	—		(1,319)	—
Dilutive impact of outstanding stock options and restricted stock eliminated due to net loss	—	—		—	33
As adjusted	$2,486	13,697	$0.18	$1,979	13,616	$0.15

(1)

For the six months ended July 30, 2016 income tax effect of other charges includes $256 related to management and organizational changes and $334 related to a proposed business combination, which represent the differences in income tax provision calculated with and without the specified pretax expense.

(2)

For the six months ended August 1, 2015 income tax effect of other charges includes $507 related to management and organizational changes, $802 related to relocations and $10 related to the fiscal year change, which represent the differences in income tax (benefit) provision calculated with and without the specified pretax expense.

Following is a reconciliation of net income (loss) to Adjusted EBITDA and Adjusted EBITDA before other charges for the six months ended July 30, 2016 and August 1, 2015 (in thousands):

	Six Months Ended
	July 30, 2016	August 1, 2015

Net income (loss)	$1,532	$(147)
Add: income tax provision (benefit)	959	(93)
Add: interest expense, net	1,625	773
Operating income	4,116	533
Add: depreciation and amortization expense	8,927	8,139
Add: loss on impairment of long-lived assets	733	1,054
Add: loss on disposal of assets	215	14
Add: stock-based compensation expense	968	1,552
Adjusted EBITDA	14,959	11,292
Add: other charges for management and organizational changes	671	1,324
Add: other charges for proposed business combination	873	—
Add: other charges for relocations (1)	—	1,861
Add: other charges for fiscal year change	—	27
Adjusted EBITDA before other charges	$16,503	$14,504

(1)	For the six months ended August 1, 2015 other charges for relocations excludes accelerated depreciation expense of $233 (included in depreciation and amortization expense above).

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

Our management believes that each of these non-GAAP financial measures provides useful information about the Company’s results of operations and/or financial position to both investors and management. Each non-GAAP financial measure is provided because management believes it is an important measure of financial performance used in the retail industry to measure operating results, to determine the value of companies within the industry and to define standards for borrowing from institutional lenders. We use each of these non-GAAP financial measures as a measure of the performance of the Company. In addition, certain of the Company’s cash and equity incentive compensation plans are based on our level of achievement of Adjusted EBITDA before other charges, and our Term Loan provides for achievement of specified minimum levels of “Consolidated EBITDA,” which is substantially identical to our non-GAAP financial measure of Adjusted EBITDA before other charges (except that for purposes of the Term Loan, the amount of extraordinary, unusual or non-recurring items that may be excluded is limited as provided in the Term Loan).

We provide these various non-GAAP financial measures to investors to assist them in performing their analysis of our historical operating results. Each of these non-GAAP financial measures reflects a measure of the Company’s operating results before consideration of certain charges and consequently, none of these measures should be construed as an alternative to net income (loss) or operating income (loss) as an indicator of the Company’s operating performance, as determined in accordance with GAAP. We may calculate each of these non-GAAP financial measures differently than other companies.

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

Cash and cash equivalents increased by $0.6 million during the first six months of fiscal 2016 compared to an increase of $1.1 million for the first six months of fiscal 2015.

Cash provided by operations was $5.3 million for the first six months of fiscal 2016, a decrease of $2.0 million from the $7.3 million in cash provided by operations for the first six months of fiscal 2015. This decrease in cash provided by operations versus the prior year was primarily the result of the effect of net working capital and other asset/liability changes that used $8.9 million of cash in the first six months of fiscal 2016 compared to $3.4 million of cash used in the first six months of fiscal 2015, partially offset by our increase in net income and the $3.6 million cash proceeds received from the sale of our Grow NJ tax credit. The $5.5 million year-over-year increase in use of cash from net working capital and other asset/liability changes was primarily the result of 1) a larger year-over-year decrease in accounts payable and accrued expenses in the first six months of fiscal 2016 compared to the fiscal 2015 period, reflecting timing of vendor and payroll related payments ($6.4 million), and 2) a decrease in prepaid expenses and other current assets in the first six months of fiscal 2015, primarily reflecting receipt of $4.0 million of tenant construction allowances for our new headquarters facility, partially offset by a decrease in trade receivables in the first six months of fiscal 2016 compared to an increase in the comparable fiscal 2015 period, reflecting timing of collections and lower outstanding receivables for our leased and licensed businesses. Our working capital changes, quarterly net income (loss) and cash flow adjustments may fluctuate significantly and net cash provided by or used in operating activities for any interim period is not necessarily indicative of the results that may be achieved for a full fiscal year.

During the first six months of fiscal 2016 we received $32.0 million from our Term Loan, which we used to repay a portion of the outstanding indebtedness under the Credit Facility and to pay financing costs of the Term Loan. Cash from operations and net incremental borrowings under our Credit Facility and our Term Loan, which were approximately $4.0 million, were used to provide cash for capital expenditures, monthly payments on our capital equipment loan and to slightly increase available cash. For the first six months of fiscal 2016 we spent $6.8 million on capital expenditures, including $4.3 million for leasehold improvements, fixtures and equipment for new store facilities, as well as improvements to existing stores, and $2.5 million primarily for our information systems. We expect to use borrowings under our Credit Facility to fund a portion of our capital requirements from time to time during the remainder of fiscal 2016.

Our inventory carrying value of $70.5 million as of July 30, 2016 has declined 4.1% from the comparable prior year amount as a result of our efforts to clear our stores of excess and out-of-season merchandise. Overall unit inventory is 8% down on a year-over-year basis. During the first six months of fiscal 2016 we continued to adjust our approach to balancing inventory and pricing decisions in a demand-constrained retail environment and remained cautious not to take deep markdowns too early. This helped us achieve a 430 basis point improvement in gross margin rate during the first six months of fiscal 2016 versus the comparable period of fiscal 2015. However, we did sell less units driven by fewer transactions as a result of decreased store traffic. We continue to evaluate alternative liquidation approaches to optimize our cash return on the disposal of excess and out-of-season merchandise.

During the first six months of fiscal 2015 we used $21.0 million from borrowings on our Credit Facility and cash provided by operations to pay for capital expenditures, to pay our quarterly cash dividend, to make monthly payments on our capital equipment loan and to increase available cash. For the first six months of fiscal 2015 we spent $18.9 million on capital expenditures, including $9.6 million for leasehold improvements, fixtures and equipment for new store facilities, as well as improvements to existing stores, $8.3 million related to the relocations of our corporate headquarters and distribution operations, and $1.0 million for our information systems. In the first six months of fiscal 2015 we paid $5.5 million for our quarterly cash dividend.

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

Additionally, the Term Loan can be prepaid at our option subject to certain restrictions, in part or in whole at any time, subject to the payment of a prepayment premium as follows: 1) 3% on or prior to the first anniversary of the closing date, 2) 2% from the first anniversary to the second anniversary of the closing date, and 3) 1% after the second anniversary but on or prior to the third anniversary of the closing date. Under the Term Loan Agreement we are required to maintain Excess Availability (as defined in the related Credit Facility agreement) equal to the greater of 10% of the Loan Cap (as defined in the related Credit Facility agreement) or $5.0 million. In addition, we are required to maintain Consolidated EBITDA (as defined in the related Term Loan Agreement) in an amount not less than the levels specified for each period in the Term Loan Agreement. For the first six months of fiscal 2016 our consolidated EBITDA exceeded the Consolidated EBITDA requirement of $9.5 million. The Consolidated EBITDA requirement for the nine months ending October 29, 2016 is $12.6 million, and the Consolidated EBITDA requirement for the 12 months ending January 28, 2017 is $19.0 million.  The Term Loan Agreement thereafter provides for a Consolidated EBITDA requirement for the four trailing fiscal quarters that increases from this level to $30.0 million for the four fiscal quarters ending on February 1, 2020 and thereafter. We expect to continue to remain in compliance with the Consolidated EBITDA covenant and do not expect such continued compliance will have a materially adverse impact on our operations, our ability to invest in the business, or otherwise cause us to require additional fundraising through the sale of equity or debt.

We are prohibited from making capital expenditures (net of tenant allowances) in excess of $17.0 million in any period of four fiscal quarters (subject to carry-forward of 50% of any underutilization). The Term Loan Agreement also prohibits the payment of dividends or share repurchases by us for three years. The Term Loan is secured by a security interest in substantially all of our assets, including accounts receivable, inventory, equipment, letter of credit rights, cash, intellectual property and other intangibles, and certain other assets. The security interest granted to the Term Lenders is, in certain respects, subordinate to the security interest granted to the Credit Facility Lender.

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

As of July 30, 2016 we had $1.7 million of borrowings under the Credit Facility and $6.2 million in letters of credit, with $34.5 million of availability under our Credit Facility based on our Borrowing Base formula and minimum Excess Availability requirement. As of August 1, 2015 we had $21.0 million of borrowings under the Credit Facility ($15.0 million from Tranche A and $6.0 million from Tranche A-1) and $6.3 million in letters of credit, with $27.7 million of availability under our Credit Facility based on our Borrowing Base formula and minimum Excess Availability requirement. For the first six months of fiscal 2016 and 2015 Tranche A borrowings had a weighted interest rate of 2.54% and 2.91% per annum, respectively, and Tranche A-1 borrowings had a weighted interest rate of 3.43% and 4.10% per annum, respectively. During the first six months of fiscal 2016 and 2015 our average level of direct borrowings was $15.0 and $21.7 million, respectively, and our maximum borrowings at any time were $42.7 million and $31.8 million, respectively.

As of July 30, 2016 there was $10.8 million outstanding under a five-year equipment financing arrangement with our Credit Facility bank. The equipment note bears annual interest at 3.38%, with payments of $0.3 million (including interest) due monthly through December 2019. The equipment note is collateralized by substantially all of the material handling equipment at our distribution facility in Florence, New Jersey.

During the six months ended August 1, 2015 we paid cash dividends of $5.5 million (or $0.40 per share). In March 2016, in connection with our debt refinancing, our Board of Directors agreed to suspend the quarterly dividend.

Our management believes that our current cash and working capital positions, expected operating cash flows and available borrowing capacity will be sufficient to fund our cash requirements for working capital, capital expenditures for at least the next 12 months.

Facilities Relocations

In September 2013 we announced our plans to relocate our corporate headquarters and distribution operations from Philadelphia, Pennsylvania to southern New Jersey. We completed the relocation of our corporate headquarters in January 2015 and we completed the relocation of our distribution operations in August 2015. We had cumulative capital expenditures associated with these relocations of $40 million, with nearly $4 million of this amount offset by construction allowance contributions from the landlord for our new headquarters building. We previously received $15 million of capital equipment financing through our Credit Facility bank to partially fund the material handling equipment in the new distribution facility. To partially offset the costs of these relocations, the Board of the NJEDA approved us for an incentive package of up to $40 million in benefits under Grow NJ in the form of transferrable income tax credits over a ten-year period from the State of New Jersey. The annual benefit amount available to us is expected to significantly exceed our annual income tax liability to New Jersey. In order to maximize the realizable value of our incentive package, in December 2013 we entered into an agreement with a third party to sell 75% or more of the annual income tax credits awarded to us. In May 2016 NJEDA delivered our initial $4.0 million tax credit certificate that was earned for fiscal 2015. We subsequently realized $3.6 million cash proceeds, net of costs, from the sale of the full $4.0 million of tax credits to the third party under our December 2013 agreement.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. These generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our consolidated financial statements and the reported amounts of net sales and expenses during the reporting period. Our critical accounting policies are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended January 30, 2016. As of July 30, 2016 there were no material changes in, or additions to, our critical accounting policies or in the assumptions or estimates we used to prepare the financial information appearing in this report.

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

As of July 30, 2016 we had cash and cash equivalents of $2.8 million. Our cash equivalents consist of investments in money market funds that bear interest at variable rates. A change in market interest rates earned on our investments impacts the interest income and cash flows, but does not materially impact the fair market value of the financial instruments. Due to the low balance, average maturity and conservative nature of our investment portfolio, we believe a sudden change in interest rates would not have a material effect on the value of our investment portfolio. The impact on our future interest income resulting from changes in investment yields will depend largely on the gross amount of our investment portfolio at that time. However, based upon the conservative nature of our investment portfolio and current experience, we do not believe a decrease in investment yields would have a material negative effect on our interest income.

As of July 30, 2016 the components of our debt portfolio were the $32.0 million Term Loan, the $10.8 million equipment note and the $70.0 million Credit Facility. Each of the components of our debt portfolio are denominated in United States dollars. The fair value of the debt portfolio is referred to as the “debt value.” The equipment note bears interest at a fixed rate of 3.38%. Although a change in market interest rates would not affect the interest incurred or cash flow related to this fixed rate portion of the debt portfolio, the debt value would be affected.

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

Our Credit Facility has variable interest rates that are tied to market indices. As of July 30, 2016 we had $1.7 million of direct borrowings and $6.2 million of letters of credit outstanding under our Credit Facility. As of July 30, 2016 Tranche A borrowings under the Credit Facility would have resulted in interest at a rate between 2.00% and 4.00% per annum. Interest on any future borrowings under the Credit Facility would, to the extent of outstanding borrowings, be affected by changes in market interest rates. A change in market interest rates on the variable rate portion of our debt portfolio would impact the interest expense incurred and cash flows.

The sensitivity analysis as it relates to the fixed rate portion of our debt portfolio assumes an instantaneous 100 basis point move in interest rates from their levels as of July 30, 2016, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the value of the debt by approximately $0.2 million as of July 30, 2016. A 100 basis point decline in market interest rates would cause the debt value to increase by approximately $0.2 million as of July 30, 2016.

Other than as described above, we do not believe that the market risk exposure on other financial instruments is material.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to our management on a timely basis to allow decisions regarding required disclosure. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of July 30, 2016. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of July 30, 2016 these controls and procedures were effective.

Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the fiscal quarter ended July 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table provides information about purchases by us during the three month period May 1, 2016 to June 30, 2016 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2)

May 1 to May 28, 2016	50	$6.97	—	$10,000,000
May 29 to July 2, 2016	419	$6.20	—	$10,000,000
July 3 to July 30, 2016	—	$—	—	$10,000,000
Total	469	$6.28	—	$10,000,000

(1)	Represents shares reacquired directly from certain employees to satisfy income tax withholding obligations for such employees in connection with restricted stock awards that vested during the period.
(2)

Our Board of Directors has approved a program to repurchase up to $10.0 million of our outstanding common stock. Under the program, we may repurchase shares from time to time through solicited or unsolicited transactions in the open market or in negotiated or other transactions. In July 2014 our Board of Directors extended our authorized stock repurchase program from July 31, 2014 to July 31, 2016. No shares have been repurchased under this program as of July 30, 2016. Our new Term Loan Agreement, effective March 25, 2016, prohibits share repurchases for three years.

Item 6.	Exhibits

Exhibit No.	Description

*1.01	Conflict Minerals Report for the Year Ended December 31, 2015 (Exhibit 1.01 to the Company’s Specialized Disclosure Report on Form SD dated May 31, 2016)

†*10.1

Transaction Bonus Agreement, dated May 31, 2016, by and between the Company and Anthony M. Romano (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 31, 2016 (the “May 31, 2016 Form 8-K”)

†*10.2	Transaction Bonus and Retention Agreement, dated May 31, 2016, by and between the Company and Ronald J. Masciantonio (Exhibit 10.2 to the May 31, 2016 Form 8-K)

†*10.3	Amended and Restated Executive Employment Agreement, dated May 31, 2016, by and between the Company and Ronald J. Masciantonio (Exhibit 10.3 to the May 31, 2016 Form 8-K)

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Executive Vice President & Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Executive Vice President & Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference
†	Management contract or compensatory plan or arrangement

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Destination Maternity Corporation

Date: August 25, 2016	By:	/s/ Anthony M. Romano
Anthony M. Romano
Chief Executive Officer & President

Date: August 25, 2016	By:	/s/ David Stern
David Stern
Executive Vice President & Chief Financial Officer

INDEX OF EXHIBITS FILED WITH

FORM 10-Q OF DESTINATION MATERNITY CORPORATION

FOR THE QUARTER ENDED JULY 30, 2016

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