Form 10-K
period 2017-01-28
Destination Maternity Corp
filed 2017-04-13
CIK 896985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 28, 2017

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed using $5.62, the price at which the common equity was last sold as of July 29, 2016 (the last trading day of the Registrant’s most recently completed second fiscal quarter), was approximately $66,000,000.

On April 6, 2017 there were 13,987,637 shares of the Registrant’s common stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with our next Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

PART I

Historically, our fiscal year ended on September 30. On December 4, 2014 we announced that our Board of Directors approved a change in our fiscal year end from September 30 to the Saturday nearest January 31 of each year. The fiscal year end change aligns our reporting cycle with the National Retail Federation fiscal calendar. We had a transition period from October 1, 2014 through January 31, 2015 and filed a Transition Report on Form 10-Q on March 12, 2015 for such transition period. Our fiscal year 2015 covers the period that began February 1, 2015 and ended January 30, 2016. Our fiscal year 2016 covers the period that began January 31, 2016 and ended January 28, 2017. References in this Form 10-K to our fiscal years prior to fiscal 2015 refer to the fiscal years ended on September 30 in those years, unless otherwise indicated. For example, our “fiscal 2014” ended on September 30, 2014.

As used in this report, the term “retail locations” includes our stores and leased departments and excludes locations where Kohl’s® sells our products under an exclusive product and license agreement, and also excludes international franchised locations. As used in this report, “stores” means our stand-alone stores that we operate in the United States, Canada and Puerto Rico. As used in this report, the term “GAAP” refers to generally accepted accounting principles in the United States.

Item 1.	Business

Recent Developments

Agreement and Plan of Merger

On December 19, 2016 Destination Maternity Corporation (the “Company”, “we”, “us”, “our”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Orchestra-Prémaman S.A., a société anonyme organized under the laws of France, and US OP Corporation, a Delaware corporation and a wholly-owned subsidiary of Orchestra-Prémaman (“Merger Sub”), pursuant to which, subject to the satisfaction or waiver of certain conditions, Merger Sub will merge with and into the Company, with the Company surviving as a wholly-owned subsidiary of Orchestra-Prémaman (the “Merger”). The Merger is expected to close during the third fiscal quarter of 2017 or as soon as possible thereafter.

Our Board of Directors unanimously approved and declared advisable the Merger Agreement and the transactions contemplated by the Merger Agreement and resolved, subject to the terms of the Merger Agreement, to recommend that the Company’s stockholders adopt the Merger Agreement.

Subject to the terms and conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each of the Company’s issued and outstanding shares of common stock, par value $0.01 per share (other than shares owned directly by Orchestra-Prémaman, Merger Sub or the Company immediately prior to the Effective Time) will be converted into the right to receive 0.515 (the “Exchange Ratio”) American depositary shares of Orchestra-Prémaman (“Orchestra ADSs”). Each Orchestra ADS represents one Orchestra-Prémaman ordinary share with a nominal value of €1.20 per ordinary share (“Orchestra Ordinary Share”) and will be evidenced by an American depositary receipt. The Orchestra ADSs to be issued in the Merger will be listed on the Nasdaq Stock Market.

The Merger Agreement contains representations, warranties, covenants, agreements and closing conditions customary for a transaction of this nature. We are also subject to restrictions on our ability to solicit alternative acquisition proposals and to provide information to, and engage in discussion with, third parties regarding such proposals, except under limited circumstances to permit the our Board of Directors to comply with its fiduciary duties.

The Merger Agreement contains certain termination rights for both the Company and Orchestra-Prémaman, including, in the case of the Company, in specified circumstances in connection with an alternative acquisition proposal that has been determined by the Company’s Board of Directors to be a superior proposal (as defined in the Merger Agreement). Upon termination of the Merger Agreement, under specified circumstances (including, in the case of the Company, in connection with a superior proposal and, in the case of Orchestra-Prémaman, the failure to obtain the required Orchestra-Prémaman shareholder approval), either the Company or Orchestra-Prémaman may be required to pay the other party a termination fee of $5.0 million. In addition, and except in certain limited circumstances, if the Merger Agreement is terminated due to the failure to obtain the required vote from the Company’s stockholders to adopt the Merger Agreement, the Company will be obligated to reimburse Orchestra-Prémaman for its reasonable out-of-pocket fees and expenses incurred in connection with the Merger Agreement, subject to a cap of $2.5 million. Such expense reimbursement may be deducted from any termination fee payable by the Company, if applicable.

The foregoing description of the Merger Agreement and the transactions contemplated thereby is not complete and is qualified in its entirety by reference to the more complete description of the Merger Agreement set forth in our Current Report on Form 8-K dated December 19, 2016, and to the full text of the Merger Agreement, a copy of which is filed as Exhibit 2.1 to such Current Report.

Except to the extent that the context requires otherwise, the information in this Form 10-K has been presented as if the Company were continuing as a stand-alone Company and does not address changes that may take place if the Merger is completed.

Overview

We are the leading designer and retailer of maternity apparel in the United States and are the only nationwide chain of maternity apparel specialty stores. As of January 28, 2017 we operate 1,220 retail locations, including 515 stores in the United States, Canada and Puerto Rico, and 705 leased departments located within department stores and baby specialty stores throughout the United States and in Puerto Rico. We sell merchandise on the Internet, primarily through our Motherhood.com, APeaInThePod.com and DestinationMaternity.com websites. We also sell our merchandise through our Canadian website, MotherhoodCanada.ca, through Amazon.com in the United States, and through websites of certain of our retail partners. We operate our 515 stores under three retail nameplates: Motherhood Maternity®, A Pea in the Pod® and Destination Maternity®. In addition to our 515 stores, we operate 705 maternity apparel departments, which we refer to as leased departments, within leading retailers such as Macy’s®, buybuy BABY® and Boscov’s®. Generally we are the exclusive maternity apparel provider in our leased department locations. As previously announced, in an effort to direct resources to the highest return opportunities and further optimize real estate while reducing costs, in June 2016 we discontinued our Two Hearts® Maternity by Destination Maternity® (“Two Hearts”) line, thus ending our relationship with Sears®, resulting in the closure of 475 leased departments within Sears stores. We were the exclusive provider of maternity apparel to Kohl’s, which offered our maternity apparel in a significant number of its stores. After being informed that Kohl’s had elected to scale back and ultimately discontinue its exclusive license with us for our Oh Baby by Motherhood® (“Oh Baby”) line, we phased out production of this line during fiscal 2016. Our license agreement with Kohl’s ended in February 2017.

We have international store franchise and product supply relationships in the Middle East, South Korea, Mexico, Israel and India. As of January 28, 2017 we have 213 international franchised locations, comprised of 19 stand-alone stores in the Middle East, South Korea, Mexico, Israel and India operated under our retail nameplates, and 194 shop-in-shop locations in South Korea, Mexico, Israel and India, in which we have a Company-branded department operated by our franchise partners within other retail stores.

We maintain our leading position through our two key brands, which enable us to reach a broad range of maternity customers. Through our 515 stores and certain of our leased departments, we offer maternity apparel under one or both of our two primary brands, Motherhood Maternity (“Motherhood” or “Motherhood Maternity”) at value prices and A Pea in the Pod (“Pea” or “A Pea in the Pod”) at both contemporary and premium prices. Our A Pea in the Pod Collection® (“Pea Collection”) is the distinctive premier maternity apparel line within the A Pea in the Pod brand, featuring exclusive designer label product at premium prices.

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

In fiscal 2016 we opened 11 stores and closed 32 stores, primarily consisting of closings of underperforming stores. In recent years we have evaluated our retail store base to identify and, in many cases, close underperforming stores where we can do so without disproportionate exit cost.

Currently, we operate 31 stores and five leased department in Canada, including 27 Motherhood stores, three Destination Maternity combo stores and one Destination Maternity superstore, and a Motherhood website under a Canadian URL (MotherhoodCanada.ca). In addition, we currently have franchise agreements in place in the Middle East, South Korea, Mexico, Israel and India. As of January 28, 2017 our merchandise is offered in 213 international franchised locations, including 19 stand-alone stores operated under one of our retail nameplates and 194 shop-in-shop locations.

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

We are vertically integrated.     We design and contract the manufacture of over 90% of the merchandise we sell. We believe that vertical integration enables us to offer the broadest assortment of maternity apparel, to respond quickly to fashion trends, to ensure product quality, to improve product gross margins and to optimize in-stock levels.

We are able to enhance our leadership position by distributing our products under select exclusive leased department relationships.     As of January 28, 2017 we operate 705 leased departments within leading retailers such as Macy’s, buybuy BABY and Boscov’s. Generally we are the exclusive maternity apparel provider in our leased department locations. As previously announced, in June 2016 we discontinued our Two Hearts line, thus ending our relationship with Sears, resulting in the closure of 475 leased departments within Sears stores. In addition, our leased department relationship with Gordmans ended in March 2016. We also phased out production of our Oh Baby line during fiscal 2016 after being informed that Kohl’s had elected to scale back and ultimately discontinue its exclusive license with us for this line. Our license agreement with Kohl’s ended in February 2017. We believe that we have an opportunity to increase the sales we generate from our ongoing leased department relationships by growing our relationships with our current retail partners, as well as potentially developing leased department or licensed relationships with new retail partners.

We have an experienced management team.     We have a management team with significant experience in all aspects of the retail and apparel business, including our Chief Executive Officer (“CEO”), Anthony Romano, who has over 25 years of experience in specialty retail, our Chief Financial Officer (“CFO”), David Stern, who has over 15 years of senior financial management experience, including over nine years of experience with retail organizations, and our Chief Administrative Officer, Ronald Masciantonio, who has over a decade of senior management experience at Destination Maternity. We have complemented our leadership team by adding experienced specialty retail executives with proven track records in Sourcing, Planning & Allocation, Store Operations, Human Resources, Merchandising, e-Commerce and Strategic Partnerships.

Our Brands

We believe that our brands are the most recognized brands in the maternity apparel business. We sell our merchandise under the following two distinct brands:

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

Retail Nameplates

We sell maternity apparel through our stores, and our leased department and licensed brand relationships, identified in the table below.

Store Nameplate	Description of Target Location	Brand(s) Carried	Typical Apparel Price Range	Average Size (Sq. Ft.)
Stores:

Motherhood Maternity	Mid-priced and moderate regional malls, strip and power centers, and central business districts	Motherhood	$10 - $50	1,800
A Pea in the Pod	Mid-priced and high-end regional malls, lifestyle centers, central business districts and some stand-alone stores in affluent street locations	Pea (including, in some cases, Pea Collection)	$25 - $300	2,000
Destination Maternity	Combo stores located in mid-priced regional malls and lifestyle centers	Motherhood; Pea (including, in some cases, Pea Collection)	$10 - $300	Combo stores 3,200
	Superstores located primarily in outdoor and power centers and central business districts			Superstores 5,700
Leased Departments:

Macy’s	Mid-priced regional malls	Motherhood; Pea (including, in some cases, Pea Collection)	$10 - $300	—
buybuy BABY	Big box power centers	Motherhood; Pea	$10 - $115	—
Boscov’s	Mid-priced and moderate regional malls	Motherhood	$10 - $50	—

The following table sets forth our store count by nameplate as of January 28, 2017.

Store Nameplate	Number of Stores

Motherhood Maternity	408
A Pea in the Pod	26
Destination Maternity:
Combo stores	48
Superstores	33
Total Destination Maternity stores	81
Total stores (1)	515

(1)

Excludes leased departments, international franchised locations and locations where Kohl’s sells our products under an exclusive product and license agreement. Our license agreement with Kohl’s ended in February 2017.

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

Motherhood Maternity Stores.     Motherhood Maternity is our largest chain with 408 stores as of January 28, 2017. Our Motherhood Maternity brand serves the moderate priced portion of the maternity apparel business, which has the greatest number of customers. The Motherhood brand is positioned with an expansive on-trend fashion assortment ranging from wardrobe essentials to special occasion, offering quality merchandise at affordable value. Motherhood stores average approximately 1,800 square feet and are located primarily in mid-priced and moderate regional malls, strip and power centers, and central business districts. Motherhood stores include 97 outlet locations that carry Motherhood-branded merchandise as well as some closeout merchandise. In fiscal 2016 we opened seven new Motherhood stores including outlets and closed 24 Motherhood stores including outlets. As of January 28, 2017 we operated 27 Motherhood stores in Canada and believe that market opportunities may permit us to open additional stores in Canada in the future.

A Pea in the Pod Stores.     As of January 28, 2017 we had 26 A Pea in the Pod stores. Our A Pea in the Pod brand is a contemporary, fashion-forward assortment including a curated selection of exclusive designer labels at better and premium pricing, offering the mom2be fashionable maternity pieces. A Pea in the Pod stores average approximately 2,000 square feet and are located in mid-priced regional malls, lifestyle centers and central business districts while others are located in upscale venues, including Beverly Hills, Water Tower Place (Chicago), South Coast Plaza (Orange County, California) and Newbury Street (Boston). In fiscal 2016 we opened four Pea stores and closed one Pea store.

Destination Maternity Stores.     As of January 28, 2017 we had 81 Destination Maternity nameplate stores averaging approximately 4,200 square feet, including 48 Destination Maternity combo stores and 33 Destination Maternity superstores. Our Destination Maternity stores carry both of our primary brands (Motherhood and Pea). Our Destination Maternity combo stores are larger (average of approximately 3,200 square feet) than our single-brand stores. Our Destination Maternity superstores carry both of our primary brands, plus an expanded line of maternity-related accessories, nursing products, health and fitness products, books, and body and nutritional products. Our Destination Maternity superstores also typically feature a “relax area” for husbands and shoppers alike, and an inside play area for the pregnant mom’s toddlers and young children. Destination Maternity superstores range from nearly 3,700 square feet to approximately 8,900 square feet, with an average of approximately 5,700 square feet for the 33 stores open as of January 28, 2017. In fiscal 2016 we did not open any Destination Maternity stores and closed seven Destination Maternity stores.

Leased Departments.     In addition to the stores we operate, we have arrangements with department stores and baby specialty stores, including Macy’s, buybuy BABY and Boscov’s to operate maternity apparel departments in their stores. Generally we are the exclusive maternity apparel provider in our leased department locations. We staff these leased departments at varying levels and maintain control of the pricing and promotional terms, as well as the timing and degree of the markdowns of our merchandise that is sold in the leased departments. We operate our leased departments during the same hours and days as the host store and are responsible for replenishment of the merchandise in the leased departments. These leased departments typically involve the lease partner collecting all of the revenue from the leased department. The revenue is remitted to us, less a fixed percentage of the net sales earned by the lease partner as stipulated in each agreement.

The following table sets forth our leased department count by retail partner as of January 28, 2017.

Retail Partner	Number of Leased Departments

Macy’s (1)	549
buybuy BABY	111
Boscov’s	45
Total leased departments (2)	705

(1)

As part of Macy’s previously announced closure of approximately 100 stores, early in fiscal 2017 Macy’s completed closure of 68 stores, which included 59 locations where we had a leased department within the store.

(2)	Excludes international franchised locations, and locations where Kohl’s sells our products under an exclusive product and license agreement. Our license agreement with Kohl’s ended in February 2017.

International.      Currently, we operate 31 stores and five leased departments in Canada, including 27 Motherhood stores, three Destination Maternity combo stores and one Destination Maternity superstore, and a Motherhood website under a Canadian URL (MotherhoodCanada.ca).

We have a franchise agreement with Multi Trend, a member of the Al-Homaizi Group, covering six key markets in the Middle East. As of January 28, 2017 our Motherhood and Pea merchandise is offered in 16 franchise stores operating in the Middle East.

We have a franchise agreement with Agabang & Company to sell our brands in South Korea. Our Motherhood and Pea merchandise is available for sale in maternity shop-in-shops operated by Agabang in its Agabang Gallery and Nextmom stores (which carry infant and children’s apparel and non-apparel merchandise, as well as maternity apparel) and other retail stores, and in franchise stores in South Korea. As of January 28, 2017 our Motherhood and Pea merchandise is offered in 40 shop-in-shops and three franchise stores in South Korea.

We have a franchise agreement with El Puerto de Liverpool, S.A.B. de C.V., the largest department store company in Mexico. Our Motherhood and Pea merchandise is available for sale primarily in maternity shop-in-shops located in Liverpool’s department stores (which carry a wide range of products, including infant and children’s apparel and non-apparel merchandise, as well as maternity apparel) throughout Mexico. As of January 28, 2017 our Motherhood and Pea merchandise is offered in 102 shop-in-shops in Mexico.

We have a franchise agreement with H&O Fashion Ltd., one of Israel's largest and dominant fashion-retail chains. Our Motherhood and Pea merchandise is offered through shop-in-shops in select H&O stores. As of January 28, 2017 our Motherhood and Pea merchandise is offered in 27 shop-in-shops in Israel.

In October 2015 we entered into a franchise agreement with Rhea Retail Private Limited, a leader in the sale of women’s, children’s, and infants’ clothing and accessories in India. As of January 28, 2017 our Motherhood and Pea merchandise is offered in 25 shop-in-shops in India.

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

Internet Operations

We sell our merchandise on the Internet primarily through our brand-specific websites, Motherhood.com and APeaInThePod.com, as well as through our DestinationMaternity.com website. We also sell our merchandise through our Canadian website, MotherhoodCanada.ca, through Amazon.com in the United States, and through websites of certain of our leased department and licensed brand retail partners. We believe that many pregnant women, particularly millennials, use the Internet to find maternity-related information and to purchase maternity clothes. Our websites are therefore important tools for educating existing and potential customers about our brands and driving traffic to our stores. Our marketing and technology capabilities and the replenishment capabilities of our distribution facilities and stores enable us to incorporate Internet design, operations and fulfillment into our existing operations. We believe that our Internet operations represent a continued growth opportunity for us both by increasing Internet sales and by using the Internet to drive store sales. In light of the importance of this channel, in early fiscal 2017 we completed a re-platforming of each of our sites through integration with a best-in-class enterprise cloud commerce solution. The provider is the category-defining leader of enterprise cloud commerce solutions used by a variety of best-in-class Internet retailers, including a significant number of fashion focused specialty retailers. We believe this integration will help us keep current with the ever changing digital landscape while focusing our efforts on our core merchandising and operational strengths. Our re-designed sites launched in the first quarter of fiscal 2017.

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

Store Operations.     The typical maternity customer, especially the first-time mother, seeks more advice and assistance than the typical non-maternity customer. Therefore, we aim to employ passionate, skilled and inspirational store team members who are trained to provide the high level of attentive service and reassurance needed by our customers. Our goal is to provide a boutique or personalized level of service that differentiates us from our competitors. Our centralized merchandising, store operations and visual presentation departments also enable our field leadership and store team members to focus primarily on selling and maintaining consistency from store to store on their appearance and operational execution. In addition, our visual presentation department coordinates with the merchandising department to develop floor-sets, design store display windows and place marketing materials to better define and enhance the product presentation.

The field/store leadership reporting structure consists of regional directors, district managers, leased area managers and store managers. Generally, these members of the field/store leadership team are each eligible to receive incentive-based compensation related to store, district and regional performance for both our stores and leased department groups.

Merchandising, Design and Inventory Planning and Allocation

Merchandising.     Our product styling decisions are based on current fashion trends, as well as input from our designers and outside vendors as we seek to create fashionable product that flatters and comfortably fits the pregnant woman’s body, allowing her to maintain her pre-pregnancy sense of style. We strive to maintain an appropriate balance between introducing new and proven styles, as well as between basic essential wardrobe pieces and fashion items. Each brand has its own team of merchants and designers. The merchandising and design teams each report to our Senior Vice President of Merchandising and Design.

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

Planning and Allocation.     Our inventory planning and allocation department is responsible for planning future inventory purchases and pricing, as well as targeting overall inventory levels and turnover. We establish target inventories for storefronts within each channel with the goals of optimizing our merchandise assortment and turnover, maintaining adequate depth of merchandise by style and managing closeout and end-of-season merchandise consolidation. Our planning and allocation team continually monitors and responds to consumer demand through utilization of available tools. Our capabilities to perform these tasks were significantly enhanced with the implementation of our new cloud-based allocation tool and related processes in fiscal 2016. The planning and allocation department reports to our Senior Vice President of Planning and Allocation.

Production and Distribution

We design and contract the manufacture of over 90% of the merchandise we sell using factories located throughout the world, predominantly outside of the United States. In fiscal 2016 we continued to focus on reducing our contractor base and the countries in which they operate to improve costs, streamline operations, ensure quality and improve speed to market. We maintain the flexibility to add new contractors, if necessary, to fulfill our sourcing needs. No individual contractor represents a material portion of our production. A majority of our merchandise is purchased “full package” as finished product made to our specifications, typically utilizing our designs. Fabric, trim and other supplies are obtained from a variety of sources. Substantially all of the merchandise produced outside of the United States is paid for in United States dollars.

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

Finished garments from manufacturers and vendors are received at our distribution center in Florence, New Jersey. Garments are inspected and then channeled into our automated storage and retrieval devices, as well as traditional bulk storage. The Florence distribution facility utilizes a fully-integrated equipment and software system capable of servicing all business channels. This integrated system allows for optimum inventory utilization, rapid replenishment and extremely accurate fulfillment of all orders. Retail location replenishment decisions are made based upon target inventories established by our planning and allocation department and individual retail location sales data and were enhanced with the implementation of our new cloud-based allocation tool. Freight is routed through small parcel carriers while utilizing zone-skipping methodologies, which improves cost effectiveness and speed to market.

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

Although our current systems, including our in-house developed ERP and point of sale systems, are serviceable and adequate to meet our business needs, we continue to move forward with plans for modernization of our technology portfolio. In fiscal 2016 we completed the implementation of a best-in-class tool for inventory allocation. In addition, we have implemented a market leading payment processing solution which greatly improves the security of cardholder data and enables EMV-compliant payment processing in our stores. We also did substantial work in implementing our new web platform, which went live in the first quarter of fiscal 2017.

Given the importance of our information technology systems, we continue to take extensive measures to ensure their responsiveness and security. Our hardware and communications systems are based on a redundant and multiprocessing architecture, which allows their continued operation on a parallel system in the event that there is a disruption within the primary system. We have two data centers supporting our business functions: one in our corporate headquarters location in Moorestown, New Jersey and the second in our distribution center in Florence, New Jersey. The data centers communicate via diverse broadband connections using multiple service providers. In addition, our software programs and data are backed up and securely stored off-site.

Advertising and Marketing

Our advertising and marketing program serves to strengthen the power of our brands, to drive traffic to our stores, to increase customer loyalty and word-of-mouth referrals, and to support our e-commerce platforms. The key objectives of our marketing strategy are helping every new mom2be discover our brands and recognize us as the authority in maternity fashion; motivating her to purchase; reaffirming that her decision to shop with us was the right one; and creating a memorable experience that she will share.

We understand that our customers have a limited window of need, so we target our messaging through a robust customer relationship management (CRM) program that utilizes focused email messaging and traditional direct-mail advertising. In addition, we advertise on her favorite websites and provide social media content to ensure that our messaging reaches and engages her. On our own e-commerce sites we have additional marketing opportunities through exclusive sales and on-site features that help our customer discover the right fashion to fit her style based on her pregnancy stage.

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

Competition

Our business is highly competitive and characterized by low barriers to entry, especially online. The following are several factors important to competing successfully in the retail apparel industry: ability to anticipate fashion trends and customer preferences; product procurement and pricing; breadth of selection in sizes, colors and styles of merchandise; inventory control; quality of merchandise; store design and location; visual presentation and advertising; customer service; and reputation. We face competition in our maternity apparel lines from various sources, including department stores, specialty retail chains, discount stores, independent retail stores and catalog and Internet-based retailers, from both new and existing competitors. Many of our competitors are larger and have substantially greater financial and other resources than us. Our better and premium-priced merchandise faces a highly fragmented competitive landscape that includes locally based, single unit retailers, as well as a handful of multi-unit maternity operations. In the value-priced maternity apparel business, we currently face competition on a nationwide basis from retailers such as Gap®, H&M®, Old Navy®, Target® and Wal-Mart®. Substantially all of these competitors also sell maternity apparel on their websites. We also face increasing competition from Internet-based retailers such as ASOS, Pink Blush, Zulily and Hatch.

Employees

As of January 28, 2017 we had approximately 1,300 full-time and 2,700 part-time employees. None of our employees are covered by a collective bargaining agreement. We consider our employee relations to be good.

Executive Officers of the Company

The following table sets forth the name, age and position of each of our executive officers:

Name	Age	Position

Anthony M. Romano	54	Chief Executive Officer & President
David Stern	50	Executive Vice President & Chief Financial Officer
Ronald J. Masciantonio	40	Executive Vice President & Chief Administrative Officer

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

David Stern has served as our Executive Vice President & Chief Financial Officer since August 2016. From 2012 to 2016 Mr. Stern served as Executive Vice President – Chief Financial Officer of Pep Boys – Manny, Moe & Jack. Prior to joining Pep Boys, Mr. Stern served as Executive Vice President, Chief Administrative Officer and Chief Financial Officer of A.C. Moore Arts and Crafts. From 2007 until 2009, Mr. Stern held roles at Coldwater Creek, including Vice President, Financial Planning and Analysis and

Corporate Controller. From 2000 to 2007 Mr. Stern was the Chief Financial Officer of Petro Services. Mr. Stern began his career as an internal auditor and gained experience as a financial analyst, accounting manager and corporate controller at several companies, including Delhaize America, before joining Petro Services. Mr. Stern is a member of the Board of Directors of Beck Supplies, Inc. and is a member of the Board of Directors and Chairman of the Finance Committee of Camp Ockanickon, a not-for-profit organization. Mr. Stern has earned a Master of Business Administration degree from Wake Forest University, and has earned a Certified Public Accountant designation.

Ronald J. Masciantonio has served as our Executive Vice President & Chief Administrative Officer since November 2012. From November 2012 to August 2013 Mr. Masciantonio also served as our General Counsel. From November 2011 until November 2012 Mr. Masciantonio served as our Executive Vice President & General Counsel, having previously served as our Senior Vice President & General Counsel from April 2010 to November 2011 and, prior to that, as our Vice President & General Counsel from August 2006. In August 2006 Mr. Masciantonio rejoined us, after having previously served as our Assistant General Counsel from February 2004 to May 2005. From May 2005 to August 2006 Mr. Masciantonio was Assistant General Counsel, North America for Taylor Nelson Sofres, N.A., a market research company with global headquarters in London, England. Prior to joining us originally in February 2004 Mr. Masciantonio was an Associate at the law firm of Pepper Hamilton LLP in Philadelphia, Pennsylvania from September 2001 to February 2004. Mr. Masciantonio earned a Juris Doctorate legal degree from Temple University School of Law in Philadelphia, Pennsylvania. Mr. Masciantonio is also a member of the Executive Committee of the Board of Directors of the Chamber of Commerce of Southern Jersey.

Our executive officers are appointed annually by our Board of Directors and serve at the discretion of the Board of Directors. There are no family relationships among any of our executive officers.

Intellectual Property

We own trademark and service mark rights that we believe are sufficient to conduct our business as currently operated. We own several trademarks, including Destination Maternity Corporation®, A Pea in the Pod®, A Pea in the Pod Collection®, Motherhood®, Motherhood Maternity®, Destination Maternity®, Motherhood Maternity Outlet® and Secret Fit Belly®.

Seasonality

Our business, like that of many other retailers, is seasonal. Our quarterly net sales were historically highest in the peak Spring selling season during our third fiscal quarter that previously ended on June 30 of our fiscal years that ended on September 30. Under our 4-5-4 retail fiscal calendar ending on the Saturday nearest January 31 of each year, the peak Spring selling season generally occurs during our first and second fiscal quarters. Given the historically higher sales level in that timeframe and the relatively fixed nature of most of our operating expenses, we have typically generated a very significant percentage of our full year operating income and net income during the calendar months of March through May. Results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. Quarterly results may fluctuate materially depending upon, among other things, increases or decreases in comparable sales, the timing of new store openings and closings, new leased department openings and closings, net sales and profitability contributed by new stores and leased departments, the timing of the fulfillment of purchase orders under our product and license arrangements, adverse weather conditions, shifts in the timing of certain holidays and promotions, changes in inventory and production levels and the timing of deliveries of inventory, and changes in our merchandise mix.

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

There can be no assurance that the Merger will be consummated. Failure to complete the Merger could have an adverse effect on our share price, business, financial condition, results of operations or prospects.

The Merger is subject to the satisfaction or waiver of certain closing conditions, as set forth in the Merger Agreement and summarized in our December 20, 2016 Form 8-K filed with the SEC. There can be no assurance that each of the conditions will be satisfied. In addition, in certain circumstances, each party may be entitled to terminate the Merger Agreement. If the conditions are not satisfied or waived in a timely manner and the merger is delayed, we may lose some or all of the intended or perceived benefits of the Merger, which could cause our common stock to decline in price and/or harm our business.

If the Merger is not completed for any reason, including as a result of our stockholders failing to adopt the Merger Agreement, our ongoing business may be adversely affected and we would be subject to a number of risks, including the following:

•	we may be required, under certain circumstances, to pay Orchestra-Prémaman a termination fee of $5.0 million or reimburse Orchestra-Prémaman for certain expenses;
•	we are subject to certain restrictions on the conduct of our business prior to completing the Merger, which may adversely affect our ability to execute certain of our business strategies;
•	we have incurred and will continue to incur significant costs and fees associated with the proposed Merger;
•	we may experience negative reactions from the financial markets, including negative impacts on the market price of our common stock;
•	we may experience negative reactions to the termination of the Merger Agreement (if such a termination were to occur) from customers, clients, business partners, lenders and employees;
•	the market price of our common stock may decline to the extent that the current market price reflects any market assumption that the Merger will be completed;
•

matters relating to the Merger (including integration planning) will require substantial commitments of time and resources by members of our management who are retained after the Merger, which would otherwise have been devoted to day-to-day operations and other opportunities that may have been beneficial to us as an independent company;

•	we may not be able to continue our operations without significant capital, which may not be available on favorable terms, if at all; and
•	we would not realize any of the anticipated benefits of having completed the Merger.

In addition, we could be subject to litigation related to any failure to complete the Merger or related to any enforcement proceeding commenced against us to perform our obligations under the Merger Agreement. If the Merger is not completed, these risks may materialize and may adversely affect our business, financial condition, results of operations, prospects, profits and common stock price.

Because the market price of Orchestra shares will fluctuate, our stockholders will not know until the effective time the value of the consideration they will receive in the Merger.

Under the terms of the Merger Agreement, the exchange ratio, which determines the number of Orchestra ADSs each of our stockholders will receive for each share of our common stock, is set at 0.515.

The value of the Merger consideration to be received by our stockholders has declined since May 31, 2016, the last trading day before we filed our Form 8-K announcing the modification of certain of our executives’ payment arrangements, the per share Merger consideration. On that date, the Merger consideration had an implied value to our stockholders of $7.05 per share of our common stock (based on the Orchestra ordinary share stock price of €13.16 using a U.S. dollar/Euro exchange rate on December 19, 2016, which was the last trading day before the Merger Agreement was publicly announced). On April 11, 2017 the per share Merger consideration had an implied value to our stockholders of $4.86 per share of our common stock (based on the Orchestra ordinary share stock price of €8.90 using a U.S. dollar/Euro exchange rate on April 11, 2017).

If the market price for each Orchestra ordinary share increases between now and the closing of the Merger, our stockholders will receive Orchestra ADSs that have a market value that is greater than the current market value of the Orchestra ordinary shares underlying those Orchestra ADSs. If the price for each Orchestra ordinary share decreases between now and the effective time of the Merger, our stockholders will receive Orchestra ADSs at closing that have a market value that is less than the current market value of the Orchestra ordinary shares underlying those Orchestra ADSs. Therefore, there can be no assurance of the actual value of the consideration that will be received by our stockholders upon completion of the Merger.

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

Consumer purchases of discretionary items generally decline during recessionary periods and other periods where disposable income is adversely affected. Any downturn in the economy may affect consumer purchases of our merchandise and have an adverse impact on our sales, results of operations and cash flow. Because apparel generally is a discretionary purchase, declines in consumer spending may have a more negative effect on apparel retailers than on other retailers. A decline in consumer spending may negatively affect our profitability.

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

Our sales, comparable sales and quarterly results of operations have fluctuated in the past and can be expected to continue to fluctuate in the future and are affected by a variety of factors, including:

•	the opening of new stores, the closing of existing stores, and the success of our leased department and international franchise relationships;
•	the timing of new store openings, and leased department and international franchised business openings;
•	customer traffic in our brick-and-mortar stores;
•	the timing of the fulfillment of purchase orders under our product and license arrangements;
•

any disruption to our operations that may arise in connection with the implementation of system enhancements (such as our new third-party planning and allocation tool, our new e-commerce platform or our new e-commerce order management systems);

•	the extent of cannibalization of sales volume of some of our existing retail locations by our new retail locations the same geographic markets or by our Internet sales;
•	changes in our merchandise mix;
•	any repositioning of our brands;
•	general economic conditions and, in particular, the retail sales environment;
•	calendar shifts, including shifts of holiday or seasonal periods, occurring in a given calendar period;
•	changes in pregnancy rates and birth rates;
•	actions of competitors;
•	the level of success and/or actions of anchor tenants where we have stores, or leased department and international franchise relationships;

•	fashion trends; and
•	weather conditions and seasonality.

If, at any time, our sales, comparable sales or quarterly results of operations decline or do not meet the expectations of investors, the price of our common stock could decline substantially.

We will be subject to business uncertainties and contractual restrictions while the Merger is pending.

Uncertainty about the effect of the Merger on employees, suppliers, customers and other third parties may have an adverse effect on us. These uncertainties may impair our ability to attract, retain and motivate key personnel until the Merger is completed and for a period of time thereafter, and could cause customers, suppliers and others that deal with us to seek to change existing business relationships with us. Our employee retention and recruitment may be particularly challenging prior to the effective time, as employees and prospective employees may experience uncertainty about their future roles with the combined company.

The pursuit of the Merger and the preparation for any integration may place a significant burden on our management and internal resources. Any significant diversion of management attention away from ongoing business and any difficulties encountered in the transaction and integration process could affect our financial results. In addition, the Merger Agreement requires that we operate in the ordinary course of business consistent with past practice and restricts our ability to take certain actions prior to the effective time or termination of the Merger Agreement. These restrictions may prevent us from pursuing attractive business opportunities that may arise prior to the completion of the proposed Merger.

Our share price may be volatile and could decline substantially.

The market price of our common stock has been, and is expected to continue to be, volatile, both because of actual and perceived changes in our financial results and prospects, and because of general volatility in the stock market. The factors that could cause fluctuations in our share price may include, among other factors discussed in this section, the following:

•	actual or anticipated variations in the financial results and prospects of our business or other companies in the retail business;
•	changes in financial estimates by Wall Street research analysts;
•	actual or anticipated changes in the United States economy or the retailing environment;
•	changes in the market valuations of other specialty apparel or retail companies;
•	announcements by our competitors or us;
•	mergers or other business combinations involving us;
•	additions and departures of key personnel;
•	changes in accounting principles;
•	the passage of legislation or other developments affecting us or our industry;
•	the trading volume of our common stock in the public market;
•	changes in economic conditions;
•	financial market conditions;
•	natural disasters, terrorist acts, acts of war or periods of civil unrest; and
•	the realization of some or all of the risks described in this section entitled “Risk Factors.”

In addition, the stock markets have experienced significant price and trading volume fluctuations from time to time, and the market prices of the equity securities of retailers have been extremely volatile and are sometimes subject to sharp price and trading volume changes. These broad market fluctuations may materially and adversely affect the market price of our common stock.

The Merger Agreement limits our ability to pursue alternatives to the Merger.

The Merger Agreement contains provisions that make it more difficult for us to sell our business to a party other than Orchestra-Prémaman during the period between signing and the closing of the Merger. These provisions include the general prohibition on our soliciting any alternative acquisition proposal or offer for a competing transaction, the requirement that we pay a termination fee of $5.0 million if the Merger Agreement is terminated in specified circumstances and the requirement that we submit the Merger Agreement to a vote of the Company’s stockholders even if our Board of Directors changes its recommendation, subject to certain exceptions. Additionally, in certain circumstances if the Merger is not completed, we may be required to reimburse Orchestra-Prémaman for up to $2.5 million of Orchestra-Prémaman’s reasonable and documented expenses in connection with the Merger Agreement and the transactions contemplated thereby.

We expect to incur significant one-time costs associated with the Merger that could affect the period-to-period operating results of the combined company following the completion of the Merger, or that could affect our period-to-period operating results if the Merger is delayed or is not completed.

We expect to incur one-time charges of approximately $9 million a result of costs associated with the Merger. We will not be able to quantify the exact amount of these charges or the period in which they will be incurred until after either the Merger is completed or the Merger Agreement is terminated. Some of the factors affecting the costs associated with the Merger include the timing of the completion of the Merger and the resources required in integrating the Company and Orchestra-Prémaman. The amount and timing of this charge could adversely affect the combined company’s period-to-period operating results, which could result in a reduction in the market price of Orchestra-Prémaman Shares and Orchestra-Prémaman ADSs.  In addition, if the Merger is delayed or is not completed, the costs we have incurred and will incur associated with the Merger could materially and adversely impact our period-to-period operating results and financial condition.

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

There can be no assurance that we will be able to grow our business and achieve our goals. For example, as part of Macy’s previously announced closure of approximately 100 stores, early in fiscal 2017 Macy’s completed closure of 68 stores, which included 59 locations where we had a leased department within the store. Even if we succeed in establishing new stores, further developing our leased department relationships, and further expanding our international relationships, we cannot assure that these initiatives will achieve planned revenue or profitability levels in the time periods estimated by us, or at all. If any of these initiatives fails to achieve or is unable to sustain acceptable revenue and profitability levels, we may incur significant costs. For example, in fiscal 2016 we ended our leased department relationships with both Gordmans and Sears. Further, we phased out production of our Oh Baby line during fiscal 2016 after being informed that Kohl’s had elected to scale back and ultimately discontinue its exclusive license with us for this line. Our license agreement with Kohl’s ended in February 2017. Although we believe that the cessation of these relationships will allow us to place a greater focus on our core brands, Motherhood Maternity and A Pea in the Pod, and thus will ultimately be beneficial to the Company as a whole from a profitability perspective, there is no guarantee of success.

Our business, financial condition and results of operations may be materially and adversely impacted at any time by a significant number of competitors.

We operate in a highly competitive environment characterized by few barriers to entry. We compete against department stores, specialty retail chains, discount stores, independent retail stores and catalog and Internet-based retailers. Many of our competitors are larger and have substantially greater financial and other resources than us. Further, we do not typically advertise using television and radio media and thus do not reach customers through means our competitors may use. Our mid- and premium-priced merchandise faces a highly fragmented competitive landscape that includes locally-based, single-unit retailers, as well as a handful of multi-unit maternity operations. In the value-priced maternity apparel business, we face competition on a nationwide basis from retailers such as Gap, H&M, Old Navy, Target and Wal-Mart. Substantially all of these competitors also sell maternity apparel on their websites. We also face increasing competition from Internet-based retailers such as ASOS, Pink Blush, Zulily and Hatch. Our business, financial condition and results of operations may be materially and adversely affected by this competition, including the potential for increased competition in the future. For example, the maternity apparel business has previously experienced oversupply conditions due to increased competition in the maternity apparel business, which resulted in a greater level of industry-wide markdowns and markdowns recognized by us on sales from our retail locations. There can be no assurance that these conditions will not occur again or worsen.

Our relationships with third-party retailers may not be successful.

We cannot guarantee successful results from or the continuation of our leased department relationships with third-party retailers such as Macy’s, buybuy BABY and Boscov’s. Under our agreements with our retail partners, those partners do not make any promises or representations as to the potential amount of business we can expect from the sale of our product in their stores. For example, our relationships with Sears and Gordmans ended during fiscal 2016 and our license agreement with Kohl’s ended in February 2017. The success of our leased department business is highly dependent on the actions and decisions of the third-party retailers, which are outside of our control. The retailers could limit the merchandise carried, close stores, go out of business or terminate their agreements with us. Our failure to properly manage our leased department business (including any failure by us in timely delivering goods to any third-party retailer or any failure to respond to the actions of, or changes in, business conditions at third-party retailers) would have a direct impact on the profitability and continuation of these relationships.

Our relationships with third-party retailers may be terminated at any time.

We cannot guarantee the continuation of our leased department relationships with third-party retailers.  Such retailers can discontinue our products at any time and offer a competitor’s maternity apparel products, or none at all. The contractual commitments of our retailer customers are not long-term in nature. For example, our relationships with Sears and Gordmans ended during fiscal 2016 and our license agreement with Kohl’s ended in February 2017. Continued positive relations with a retailer depend upon various factors, including price, customer service, consumer demand and competition. Certain of our retailers have multiple vendor policies and may seek to offer a competitor’s products or services at new or existing locations. If any significant retailer materially reduces, terminates or is unwilling to expand its relationship with us, or requires price reductions or other adverse modifications in our selling terms, our sales would suffer.

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

Our business depends upon sustained demand for maternity clothing. Our future performance will be subject to a number of factors beyond our control, including demographic changes, fashion trends, economic conditions, consumer spending and general health concerns that may impact the number of pregnant women. If demand for maternity clothing were to decline for any reason, such as a decrease in the number of pregnancies, our operating results could be materially and adversely affected. For example, according to the United States Census Bureau and United States Centers for Disease Control and Prevention, births declined a total of approximately 7.8% from calendar 2007 to calendar 2015. Although recent statistics suggest that this trend has slowed or reversed, if this trend had continued it could negatively affect our business and results of operations. Additionally, our operating results could be materially and adversely affected if certain non-maternity women’s apparel fashions have a more pregnancy-friendly fit. For example, at times, when fashion trends favored, we have been negatively impacted by the popularity of many looser-fitting fashion trends in the non-maternity women’s apparel market, such as maxi dresses, baby doll dresses, active bottoms with elastic waists, other soft knit elastic-waist bottoms and shorts, and oversized peasant-style woven tops, all of which can more readily fit a pregnant woman than typical non-maternity fashions, and could thus be purchased in numerous non-maternity retail stores. Downturns, or the expectation of a downturn, in general economic conditions could materially and adversely affect consumer spending patterns, our business, financial condition and results of operations. In addition, the specialty apparel retail business historically has been subject to cyclical variations. Consumer purchases of specialty apparel products, including maternity wear, may decline during recessionary periods and at other times when disposable income is lower. Declines in consumer spending patterns may have a more negative effect on apparel retailers than some other retailers. Therefore, we may not be able to maintain our historical sales and earnings, or remain as profitable, if there is a decline in consumer spending patterns. A prolonged economic downturn could have a material adverse impact on our business and results of operations.

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

Our operations in international markets, and our earnings in those markets, may be affected by legal, regulatory, political and economic risks.

We design and contract the manufacture of over 90% of the merchandise we sell using factories located throughout the world, predominantly outside of the United States. As a result, our business is subject to risks associated with international operations. These risks include the burdens of complying with foreign laws and regulations, unexpected changes in tariffs, taxes or regulatory requirements, and political unrest and corruption.

Regulatory changes could limit the countries in which we sell, produce or source our products or significantly increase the cost of operating in or obtaining materials originating from certain countries. Restrictions imposed by such changes can have a particular impact on our business when, after we have moved our operations to a particular location, new unfavorable regulations are enacted in that area or favorable regulations currently in effect are changed.

Countries in which our products are manufactured or sold may from time to time impose additional new regulations, or modify existing regulations, including:

•	changes in duties, taxes, tariffs and other charges on imports;
•	limitations on the quantity of goods which may be imported into the United States from a particular country;
•	requirements as to where products and/or inputs are manufactured or sourced;
•	creation of export licensing requirements, imposition of restrictions on export quantities or specification of minimum export pricing and/or export prices or duties;
•	limitations on foreign owned businesses; or
•	government actions to cancel contracts, re-denominate the official currency, renounce or default on obligations, renegotiate terms unilaterally or expropriate assets.

In addition, political and economic changes or volatility, geopolitical regional conflicts, terrorist activity, political unrest, civil strife, acts of war, public corruption and other economic or political uncertainties could interrupt and negatively affect our business operations. All of these factors could result in increased costs or decreased revenues and could materially and adversely affect our product sales, financial condition and results of operations.

Recently, political discourse in the United States has increasingly focused on ways to discourage United States corporations from outsourcing manufacturing and production activities to foreign jurisdictions. Tax proposals may include changes, which could, if implemented, have an adverse impact on us, including a “border adjustment tax” or new import tariffs, which could adversely affect us because we sell products that are principally manufactured outside the United States. It has also been suggested that the United States may materially modify or withdraw from some of its existing trade agreements. Any of these actions, if ultimately enacted, could adversely affect our results of operations or profitability. Further, our image, the reputation of our brands and our stock price may be adversely affected if we are publicly singled out for criticism by government officials as a result of our foreign operations.

We are also subject to the U.S. Foreign Corrupt Practices Act, in addition to the anti-corruption laws of the foreign countries in which we operate. Although we implement policies and procedures designed to promote compliance with these laws, our employees, contractors and agents, as well as those companies to which we outsource certain of our business operations, may take actions in violation of our policies. Any such violation could result in sanctions or other penalties and have an adverse effect on our business, reputation and operating results.

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

If we do not comply with the terms of our existing debt agreements, and such debt agreements cannot be amended or replaced with new indebtedness, we may be in default of our obligations under such debt agreements.

Our existing debt agreements (including our credit facility and our term loan agreement) contain a number of affirmative and negative covenants and representations and warranties. We have, in the past, been required to seek waivers of compliance with, or amendments of, certain of the financial covenants in the debt agreements, and we may be required to seek such waivers or amendments in the future. Our ability to meet these financial covenants may be affected by events beyond our control, and there can be no assurance that the lenders will grant any required waivers under, or amendments to, the debt agreements if for any reason we are unable to meet the requirements of such covenants.

If we fail to comply with covenants, representations or warranties under our debt agreements and do not either receive a waiver or amendment from our lenders or refinance the indebtedness subject to such agreements, such failure could trigger a default under our debt agreements. If we default, the lenders under those debt agreements could declare all borrowings owed to them, including accrued interest and other fees, to be due and payable, which declaration could have an adverse impact on our business and results of operations and may adversely impact our ability to consummate the Merger.

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

Historically, the operation of our vertically-integrated business model relied heavily dependent on our internally-developed information technology systems (“IT Systems”). In particular, we have relied on point-of-sale terminals, which provide information to our core merchandise system used to track sales and inventory, and on our Internet websites through which we sell merchandise to our customers. In order to ensure that our systems are adequate to handle our anticipated business growth and are upgraded as necessary to effectively manage our store inventory and our e-commerce operations, we decided to augment our internal IT Systems with best-in-class third party solutions. In fiscal 2016 we completed the implementation of a best-in-class tool for inventory allocation. In the first quarter of fiscal 2017 we re-platformed our historically internally-managed e-commerce website to a leading third-party digital commerce solution provider, to be integrated with a third-party e-commerce order management system. The cost of these system upgrades and enhancements was significant. There can be no assurance that our investment in these new systems will be successful or that the transition to these new systems will not result in disruptions to our business. If these systems are not successful or if we suffer any such disruptions, our business and results of operations could be materially and adversely affected.

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

From time to time, we improve and upgrade our IT Systems and the functionality of our Internet websites. For example, we completed the implementation of a new planning and allocation tool and we re-platformed our retail websites from a customized in-house system to a SaaS platform. If we are unable to maintain and upgrade our systems, to integrate new and updated systems, or to successfully re-platform our Internet websites in an efficient and timely manner, our business and results of operations could be materially and adversely affected.

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

To support our distribution of product throughout the world, we currently operate a distribution facility in Florence, New Jersey. Finished garments from contractors and other manufacturers are inspected and stored in our distribution facility. We do not have other distribution facilities to support our distribution needs. If our distribution facility were to shut down or otherwise become inoperable or inaccessible for any reason (such as due to natural disasters, like Hurricane Sandy, which affected our region in early fiscal 2013), we could incur significantly higher costs and longer lead times associated with the distribution of our products to our stores and to our third-party retailers during the time it takes to reopen or replace this facility. In light of our strategic emphasis on rapid replenishment as a competitive strength, a distribution disruption might have a disproportionately adverse effect on our operations and profitability relative to other retailers. In addition, the loss or material disruption of service from any of our shippers for any reason, whether due to freight difficulties, strikes, natural disaster or other difficulties at our principal transport providers or otherwise, could have a material adverse impact on our business and results of operations.

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

The apparel industry is subject to rapidly changing fashion trends and shifting consumer demands. Accordingly, our success depends on the priority that our target customers place on fashion and our ability to anticipate, identify and capitalize on emerging fashion trends. Our ability or our failure to anticipate, identify or react appropriately to changes in styles or trends could lead to, among other things, excess inventories and higher markdowns, as well as the decreased appeal of our brands. Particular fashion trends, or an inaccuracy of our forecasts regarding fashion trends, could have a material adverse effect on our business, financial condition and results of operations. For example, at times, when fashion trends favored, we have been negatively impacted by the popularity of many looser-fitting fashion trends in the non-maternity women’s apparel market, such as maxi dresses, baby doll dresses, active bottoms with elastic waists, other soft knit elastic-waist bottoms and shorts, and oversized peasant-style woven tops, all of which can more readily fit a pregnant woman than typical non-maternity fashions, and could thus be purchased in numerous non-maternity retail stores.

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

In March 2010, The Patient Protection and Affordable Care Act (the “ACA”) was enacted requiring employers such as us to provide health insurance for all qualifying employees or pay penalties for not providing coverage. These costs were incurred in fiscal 2016; however, there is no assurance that we will be able to absorb and/or pass through the costs of future heath care legislation in a manner that will not adversely impact our results or operations. Additionally, there are ongoing efforts to modify or eliminate the

ACA. It is unknown what form any such modifications or any law proposed to replace the ACA would take, and how or whether it may affect our business in the future.

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

Although an immaterial amount of our sales are currently derived from international sales outside of Canada, we have franchise arrangements in the Middle East, South Korea, Mexico, Israel and India. International operations and sales subject us to risks and challenges that we would otherwise not face if we conducted our business only in the United States. For example, we may depend on third parties to market our products through foreign sales channels, and we may be challenged by laws and business practices favoring local competitors. In addition, our ability to succeed in foreign markets will depend on our ability to protect our intellectual property. We must also adapt our pricing structure to address different pricing environments and may face difficulty in enforcing revenue collection internationally. To the extent emerging markets are a part of our international growth strategy, the developing nature of these markets presents a number of risks. Deterioration of social, political, labor or economic conditions in a specific country or region and difficulties in staffing and managing foreign operations may also materially and adversely affect our operations or financial results or those of our franchisees. Operations outside the United States may be affected by changes in trade protection laws, policies and measures, and other regulatory requirements affecting trade and investment, including the Foreign Corrupt Practices Act and local laws prohibiting corrupt payments. To the extent we achieve significant sales outside of the United States in the future, we may have significant exposure to fluctuating foreign currency exchange rates.

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

We maintain a documented system of internal controls which is reviewed and monitored by management, who meet regularly with our Audit Committee of the Board of Directors. We believe we have a well-designed system to maintain adequate internal controls over the business. We cannot assure you that there will not be any control deficiencies in the future. Should we become aware of any significant deficiencies or material weaknesses, we would report them to the Audit Committee and recommend prompt remediation. We devote significant resources to document, test, monitor and improve our internal controls and will continue to do so; however, we cannot be certain that these measures will ensure that our controls are adequate in the future or that adequate controls will be effective in preventing fraud. If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. Any failures in the effectiveness of our internal controls could have a material adverse effect on our financial condition or operating results or cause us to fail to meet reporting obligations.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

On September 19, 2013 we entered into a Lease Agreement (“HQ Lease”) with 232 Strawbridge Associates, LLC to lease a 74,000 square foot Class A office building located at Moorestown Corporate Center, 232 Strawbridge Drive, in Moorestown, New Jersey. After completion of renovations, we moved into this facility in January 2015 and it now serves as our corporate headquarters. The HQ Lease has a term of eleven years. In addition, we have an option to extend the HQ Lease for an additional ten years at the expiration of the initial term.

On December 3, 2013 we entered into a Single-Tenant Industrial Lease (“DC Lease”) with Haines Center – Florence, LLC to lease a new 406,000 square foot build-to-suit building at 1000 John Galt Way, in Florence, New Jersey. After completion of building construction and the installation and testing of our fully-integrated material handling equipment and software system, in August 2015 we completed the move into our distribution center. The DC Lease has a term of 15 years. In addition, we have three option periods, each for five years, to extend the DC Lease for a total of an additional 15 years after the expiration of the initial term. We believe that our facilities will be adequate to support our anticipated distribution needs. In the event we need additional space to meet our future distribution needs, we believe that such space would be readily available.

Previously our principal executive offices and distribution facility were located in Philadelphia, Pennsylvania. To help us offset the costs of our relocations, the Board of the New Jersey Economic Development Authority (“NJEDA”) approved us for an incentive package of up to $40 million in benefits, over a 10-year period, from the State of New Jersey under the Grow New Jersey Assistance Program (“Grow NJ”).

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

As of January 28, 2017 the following numbers of store leases are set to expire during our future fiscal years ending on the Saturday nearest January 31 of each year, as listed in the table below. We do not expect the expiration of any leases to have a material adverse impact on our business or operations.

Fiscal Year Leases Expire	Number of Stores

2017	123
2018	101
2019	79
2020	30
2021	42
2022 and later	140
Total	515

In addition to the stores we operate, we have arrangements with department and specialty stores, including Macy’s, buybuy BABY and Boscov’s to operate maternity apparel departments in their stores. These leased departments typically involve the retail partner collecting all of the revenue from the leased department. The revenue is remitted to us, less a fixed percentage of the net sales earned by the retail partner as stipulated in the agreement. We provide at least some amount of staffing for each of the leased departments, with the amount varying depending on the specific arrangement. Generally, under each of our leased department agreements, our retail partner has the right to terminate any or all of our rights to operate our leased departments in their stores subject to varying notice requirements.

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

Our common stock is traded on the Nasdaq Global Select Market under the symbol “DEST.” The following table sets forth for the periods indicated below the reported high and low sales prices of our common stock, as reported on the Nasdaq Global Select Market, and the per share amount of cash dividends paid on our common stock:

	Market Prices		Dividends Declared and Paid
	High	Low

Fiscal Year Ended January 28, 2017:
Quarter ended January 28, 2017	$8.42	$4.83	$—
Quarter ended October 29, 2016	7.63	4.90	—
Quarter ended July 30, 2016	7.17	5.03	—
Quarter ended April 30, 2016	10.24	6.12	—

Fiscal Year Ended January 30, 2016:
Quarter ended January 30, 2016	$10.21	$4.99	$0.2000
Quarter ended October 31, 2015	12.43	6.90	0.2000
Quarter ended August 1, 2015	13.38	9.19	0.2000
Quarter ended May 2, 2015	16.74	11.78	0.2000

As of April 3, 2017 there were 1,148 holders of record and 2,090 estimated beneficial holders of our common stock.

During fiscal 2015 we paid cash dividends of approximately $11.0 million (reflecting a total of $0.80 per share). Our term loan agreement, effective March 25, 2016, prohibits the payment of dividends for three years and accordingly no cash dividends were paid by the Company during fiscal 2016. The dividends declared and paid by us met all requirements at the time under the terms of our credit facility.

Under our Amended and Restated 2005 Equity Incentive Plan (the “2005 Plan”) awards may be granted in the form of options, stock appreciation rights, restricted stock, restricted stock units or deferred stock units. Up to 2,800,000 shares of our common stock may be issued in respect of awards under our 2005 Plan, with no more than 1,500,000 of those shares permitted to be issued in respect of restricted stock, restricted stock units or deferred stock units granted under the 2005 Plan.

The following table provides information about purchases by us during the quarter ended January 28, 2017 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2)
October 30, 2016 to November 26, 2016	2,096	$7.54	—	—
November 27, 2016 to December 31, 2016	2,597	$6.82	—	—
January 1, 2017 to January 28, 2017	—	$—	—	—
Total	4,693	$7.14	—	—

(1)

Represents shares repurchased directly from certain employees to satisfy income tax withholding obligations for such employees in connection with stock options that were exercised and restricted stock awards that vested during the period.

(2)

Our Board of Directors previously approved a program to repurchase up to $10.0 million of our outstanding common stock that expired as of July 31, 2016. Under the program, we were authorized to repurchase shares from time to time through solicited or unsolicited transactions in the open market or in negotiated or other transactions. No shares were repurchased under this program. Our term loan agreement, effective March 25, 2016, prohibits share repurchases for three years.

Stock Price Performance Graph

The graph below compares the cumulative total stockholder return on our common stock for the period from September 30, 2011 to January 28, 2017 with the cumulative total return of the Standard & Poor’s 500 Index and the Standard & Poor’s 500 Apparel Retail Index. The comparison assumes $100 was invested on September 30, 2011 in our common stock and in each of the foregoing indices and assumes reinvestment of dividends. The stock performance shown in the graph is not intended to forecast or be indicative of future performance.

COMPARISON OF CUMULATIVE TOTAL RETURN

Among Destination Maternity Corporation, the S&P 500 Index

and the S&P 500 Apparel Retail Index

Fiscal periods ended as follows:

	Year Ended				Four Months Ended	Year Ended
	September 30, 2011	September 30, 2012	September 30, 2013	September 30, 2014	January 31, 2015	January 30, 2016	January 28, 2017

Destination Maternity Corporation	$100.00	$150.80	$263.99	$132.76	$133.29	$63.81	$53.79
S&P 500 Index	$100.00	$130.20	$155.39	$186.05	$189.37	$188.11	$227.36
S&P 500 Apparel Retail Index	$100.00	$155.62	$189.57	$201.81	$230.26	$247.66	$246.79

Item 6.	Selected Consolidated Financial and Operating Data

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

	Year Ended		Four Months Ended	Year Ended
	January 28, 2017	January 30, 2016	January 31, 2015	September 30, 2014	September 30, 2013	September 30, 2012
	(in thousands, except per share amounts)

Consolidated Statement of Operations Data:
Net sales	$433,699	$498,753	$165,644	$516,959	$540,259	$541,476
Cost of goods sold	206,271	252,713	96,667	247,501	249,298	250,765
Gross profit	227,428	246,040	68,977	269,458	290,961	290,711
Selling, general and administrative expenses	223,881	246,914	86,688	250,253	252,026	255,623
Store closing, asset impairment and asset disposal (income) expenses	2,768	(2,084)	4,599	1,469	1,441	1,983
Other charges, net	4,914	6,979	5,354	3,229	—	—
Operating income (loss)	(4,135)	(5,769)	(27,664)	14,507	37,494	33,105
Interest expense, net	3,575	1,520	242	404	532	1,215
Loss on extinguishment of debt	—	—	—	—	9	22
Income (loss) before income taxes	(7,710)	(7,289)	(27,906)	14,103	36,953	31,868
Income tax provision (benefit)	25,050	(2,806)	(10,526)	3,606	13,010	12,496
Net income (loss)	$(32,760)	$(4,483)	$(17,380)	$10,497	$23,943	$19,372
Net income (loss) per share—Basic	$(2.39)	$(0.33)	$(1.28)	$0.78	$1.80	$1.48
Average shares outstanding—Basic	13,702	13,596	13,541	13,451	13,272	13,096
Net income (loss) per share—Diluted	$(2.39)	$(0.33)	$(1.28)	$0.77	$1.78	$1.46
Average shares outstanding—Diluted	13,702	13,596	13,541	13,572	13,439	13,267

	Year Ended		Four Months Ended January 31, 2015	Year Ended
	January 28, 2017	January 30, 2016		September 30, 2014	September 30, 2013	September 30, 2012
	(unaudited; in thousands, except operating data, ratios and per share amounts)

Operating Data:
Comparable sales increase (decrease) – reported basis (1) (2) (3)	(5.3)%	(1.5)%	(2.0)%	(3.7)%	2.6%	(0.3)%
Comparable sales increase (decrease) – adjusted for calendar timing shift (1) (2) (3)	N.A.	N.A.	(2.7)%	(3.7)%	3.2%	(0.8)%
Internet sales increase	9.0%	0.7%	13.8%	2.6%	13.3%	26.2%
Average net sales per gross square foot (4)	$255	$254	$85	$272	$278	$270
Average net sales per store (4)	$559,000	$555,000	$184,000	$579,000	$594,000	$575,000
Gross store square footage at period end (5)	1,131,000	1,164,000	1,226,000	1,233,000	1,285,000	1,330,000
Gross retail location square footage at period end (6)	1,549,000	1,766,000	1,841,000	1,855,000	1,903,000	1,959,000
Number of retail locations at period end:
Motherhood Maternity stores	408	425	450	454	476	507
A Pea in the Pod stores	26	23	24	25	31	36
Destination Maternity stores	81	88	90	89	89	82
Total stores	515	536	564	568	596	625
Leased departments	705	1,279	1,311	1,326	1,311	1,383
Total retail locations	1,220	1,815	1,875	1,894	1,907	2,008

Other Consolidated Financial Data:
Adjusted EBITDA (7) (8)	$18,358	$16,101	$(16,815)	$30,556	$54,003	$49,898
Adjusted EBITDA margin (adjusted EBITDA as a percentage of net sales) (8)	4.2%	3.2%	(10.2)%	5.9%	10.0%	9.2%
Adjusted EBITDA before other charges (7) (8)	23,272	22,847	(11,732)	36,768	54,003	49,898
Adjusted EBITDA margin before other charges (8)	5.4%	4.6%	(7.1)%	7.1%	10.0%	9.2%
Adjusted net income (loss) (8)	(1,946)	(168)	(14,109)	10,700	22,733	19,386
Adjusted net income (loss) per share—Diluted (8)	(0.14)	(0.01)	(1.04)	0.79	1.69	1.46
Cash flows provided by operating activities	10,711	16,094	3,831	25,845	42,153	42,697
Cash flows used in investing activities	(12,785)	(29,400)	(21,866)	(29,544)	(16,022)	(9,521)
Cash flows provided by (used in) financing activities	2,816	14,081	6,805	(8,279)	(23,926)	(26,073)
Capital expenditures	(12,690)	(29,272)	(21,098)	(40,185)	(15,059)	(9,256)

Consolidated Balance Sheet Data (at end of period):
Cash and cash equivalents	$2,859	$2,116	$1,349	$12,580	$24,555	$22,376
Working capital	29,734	15,851	37,433	56,276	75,276	63,316
Total assets	175,987	219,074	220,060	230,533	207,981	199,644
Total debt	43,033	40,599	15,000	—	—	15,257
Net (debt) cash (8) (9)	(40,174)	(38,483)	(13,651)	12,580	24,555	7,119
Stockholders’ equity	61,150	92,898	106,002	125,521	122,633	104,972

N.A.	Not applicable
(1)	Comparable sales figures represent comparable store sales and Internet sales.
(2)

Comparable store sales figures represent sales at retail locations (which does not include licensed brand or international franchise relationships) that have been in operation by us for at least 13 full months at the beginning of the period for which such data is presented, as well as Internet sales. Our comparable store sales figures generally do not include: 1) retail locations which change location type or format, 2) retail locations which are expanded, contracted or relocated if the square footage of the retail location has changed by 20% or more, or, if in the judgment of management, such expansion, contraction or relocation materially alters the comparability of the retail location (either with respect to the manner of its operation or otherwise), 3) in the case of relocations only, retail locations which are not in the same immediate geographical vicinity (such as, without limitation, the same mall, the same part of a mall, or the same street) after the relocation, 4) retail locations that have temporarily closed for any reason for 30 days or more, or 5) retail locations which, in the judgment of management, have undergone other significant changes which materially alter the comparability of the retail location (either with respect to the manner of its operation or otherwise) (such as, for example only, in the case of closure of retail locations in connection with the cessation of a leased department relationship where the manner of operation of such retail location has been materially altered prior to closure, or in the case of construction in, on or near a retail location, which significantly interferes with the customer traffic, visibility or operation of a retail location). There may be variations in the way in which other retailers calculate comparable sales. As a result, data in this annual report regarding our comparable sales may not be comparable to similar data made available by other retailers. Beginning with the first quarter of fiscal 2016 we made certain adjustments to our definition of comparable sales including, most notably, (a) extending the period that a retail location is required to be in operation before being included in comparable sales from “at least 12 full months at the beginning of a period” to “at least 13 full months”; and (b) expressly providing that retail locations which are closed temporarily for 30 days or more will generally be excluded from comparable sales. We made these changes because we believe the new formulation is more typical of that used by other specialty retailers. In addition, comparable sales as determined under the revised definition will allow for easier reconciliation of monthly, quarterly and annual reporting. We have not restated prior period comparable sales figures because the changes would not be material in the aggregate considering the relatively minor changes to the definition.

(3)

Prior to the change in our fiscal year end, we reported sales on a calendar period basis, rather than on a “4-5-4 retail fiscal calendar” where each fiscal period starts on a Sunday and ends on a Saturday.  Thus, for each calendar-based fiscal year, there is a “days adjustment calendar shift” which may help or hurt reported calendar-based fiscal year sales and comparable sales due to different days of the week typically contributing more sales than other days of the week. In order to quantify and eliminate the effect on reported comparable sales results of the “days adjustment calendar shift”, we also present comparable sales on a calendar-adjusted basis. For example, for the transition period calendar-adjusted comparable sales were measured for the period Wednesday, October 1, 2014 through Saturday, January 31, 2015 compared to the period Tuesday, October 1, 2013 through Friday, January 31, 2014, and for fiscal 2014 calendar-adjusted comparable sales were measured for the period Tuesday, October 1, 2013 through Tuesday, September 30, 2014 compared to the period Tuesday, October 2, 2012 through Tuesday, October 1, 2013.

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

(8)

Other consolidated financial and consolidated balance sheet data contain non-GAAP financial measures and ratios within the meaning of the SEC’s Regulation G, including: (i) Adjusted EBITDA, (ii) Adjusted EBITDA margin, (iii) Adjusted EBITDA before other charges, (iv) Adjusted EBITDA margin before other charges, (v) Adjusted net income (loss), (vi) Adjusted net income (loss) per share-Diluted, and (vii) Net (debt) cash. We believe that each of these non-GAAP financial measures and ratios provides useful information about our results of operations and/or financial position to both investors and management. Each non-GAAP financial measure and ratio is provided because we believe it is an important measure of financial performance used in the retail industry to measure operating results, to determine the value of companies within the industry and to define standards for borrowing from institutional lenders. We use each of these non-GAAP financial measures and ratios as a measure of the performance of the Company. In addition, certain of the Company’s cash and equity incentive compensation plans are based on our level of achievement of Adjusted EBITDA before other charges. We provide these non-GAAP financial measures and ratios to investors to assist them in performing their analysis of our historical operating results. The non-GAAP financial measures and ratios included in Other Consolidated Financial Data reflect a measure of our operating results before consideration of certain charges or credits, when applicable, and consequently, none of these measures and ratios should be construed as an alternative to net income or operating income as an indicator of our operating performance, or as an alternative to cash flows from operating activities as a measure of our liquidity, as determined in accordance with generally accepted accounting principles. We may calculate each of these non-GAAP financial measures and ratios differently than other companies. With respect to the non-GAAP financial measures included in Other Consolidated Financial Data, we have presented below a reconciliation of the non-GAAP financial measures to the most directly comparable GAAP financial measures.

(9)	Net (debt) cash represents cash and cash equivalents minus total debt.

Reconciliation of Net Income (Loss) to Adjusted EBITDA

and Adjusted EBITDA Before Other Charges

(in thousands)

(unaudited)

	Year Ended		Four Months Ended January 31, 2015	Year Ended
	January 28, 2017	January 30, 2016		September 30, 2014	September 30, 2013	September 30, 2012

Net income (loss)	$(32,760)	$(4,483)	$(17,380)	$10,497	$23,943	$19,372
Add: income tax provision (benefit)	25,050	(2,806)	(10,526)	3,606	13,010	12,496
Add: interest expense, net	3,575	1,520	242	404	532	1,215
Add: loss on extinguishment of debt	—	—	—	—	9	22
Operating income (loss)	(4,135)	(5,769)	(27,664)	14,507	37,494	33,105
Add: depreciation and amortization expense	18,032	17,231	5,223	15,197	12,424	12,445
Add: loss on impairment of long-lived assets	2,388	1,662	4,444	1,136	786	1,876
Add: loss (gain) on disposal of assets	272	193	109	(4,031)	528	115
Add: stock-based compensation expense	1,801	2,784	1,073	3,747	2,771	2,357
Adjusted EBITDA	18,358	16,101	(16,815)	30,556	54,003	49,898
Add: other charges (1)	4,914	6,746	5,083	6,212	—	—
Adjusted EBITDA before other charges	$23,272	$22,847	$(11,732)	$36,768	$54,003	$49,898
Adjusted EBITDA margin	4.2%	3.2%	(10.2)%	5.9%	10.0%	9.2%
Adjusted EBITDA margin before other charges	5.4%	4.6%	(7.1)%	7.1%	10.0%	9.2%

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

Reconciliation of Net Income (Loss) to Adjusted Net Income (Loss) and

Net Income (Loss) Per Share – Diluted to Adjusted Net Income (Loss) Per Share – Diluted

(in thousands, except per share amounts)

(unaudited)

	Year Ended		Four Months Ended January 31, 2015	Year Ended
	January 28, 2017	January 30, 2016		September 30, 2014	September 30, 2013	September 30, 2012

Net income (loss)	$(32,760)	$(4,483)	$(17,380)	$10,497	$23,943	$19,372
Add: other charges	4,914	6,979	5,354	3,229	—	—
Less: income tax effect of other charges (1)	(1,858)	(2,664)	(2,028)	(1,202)
Add: loss on extinguishment of debt	—	—	—	—	9	22
Less: income tax effect of loss on extinguishment of debt (2)	—	—	—	—	(3)	(8)
Add: deferred tax valuation allowance related to cumulative losses	27,758	—	—	—	—	—
Less: reductions of state income tax expense, net of federal expense, related to settlements of uncertain income tax positions	—	—	(55)	(1,824)	—	—
Less: recognition of state income tax benefits resulting from regulation changes	—	—	—	—	(1,216)	—
Adjusted net income (loss)	$(1,946)	$(168)	$(14,109)	$10,700	$22,733	$19,386
Net income (loss) per share—Diluted	$(2.39)	$(0.33)	$(1.28)	$0.77	$1.78	$1.46
Average shares outstanding—Diluted	13,702	13,596	13,541	13,572	13,439	13,267
Adjusted net income (loss) per share—Diluted	$(0.14)	$(0.01)	$(1.04)	$0.79	$1.69	$1.46
Average shares outstanding—Diluted	13,702	13,596	13,541	13,572	13,439	13,267

(1)	Income tax effect of other charges represents the difference in income tax provision calculated with and without the specified pretax expense.
(2)	Income tax effect of loss on extinguishment of debt represents the difference in income tax provision calculated with and without the specified pretax expense.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Historically, our fiscal year ended on September 30. On December 4, 2014 we announced that our Board of Directors approved a change in our fiscal year end from September 30 to the Saturday nearest January 31 of each year. The fiscal year end change aligns our reporting cycle with the National Retail Federation fiscal calendar. We had a transition period from October 1, 2014 through January 31, 2015 and filed a Transition Report on Form 10-Q on March 12, 2015 for such transition period. Our fiscal year 2015 covers the period that began February 1, 2015 and ended January 30, 2016. Our fiscal year 2016 covers the period that began January 31, 2016 and ended January 28, 2017. References in this discussion to our fiscal years prior to fiscal 2015 refer to the fiscal years ended on September 30 in those years, unless otherwise indicated. For example, our “fiscal 2014” ended on September 30, 2014.

Overview

The following discussion should be read in conjunction with the consolidated financial statements and their related notes included elsewhere in this report.

We are the leading designer and retailer of maternity apparel in the United States with 1,220 retail locations, including 515 stores in the United States, Canada and Puerto Rico, and 705 leased departments located within department stores and baby specialty stores throughout the United States and Puerto Rico. We operate our stores under the Motherhood Maternity, A Pea in the Pod and Destination Maternity retail nameplates. Generally we are the exclusive maternity apparel provider in our leased department locations. We also sell merchandise on the Internet, primarily through our brand-specific websites, Motherhood.com and APeaInThePod.com, as well as through our DestinationMaternity.com website. We have store franchise and product supply relationships in the Middle East, South Korea, Mexico, Israel and India. As of January 28, 2017 we have 213 international franchised locations, comprised of 19 stand-alone stores in the Middle East, South Korea, Mexico, Israel and India operated under one of our retail nameplates, and 194 shop-in-shop locations in South Korea, Mexico, Israel and India, in which we have a Company branded department operated by our franchise partners within other retail stores. We design and contract the manufacture of over 90% of the merchandise we sell using sewing factories located throughout the world, predominantly outside of the United States. Substantially all of the merchandise produced outside of the United States is paid for in United States dollars.

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

Agreement and Plan of Merger

On December 19, 2016 we entered into the Merger Agreement, pursuant to which, subject to the satisfaction or waiver of certain conditions, a subsidiary of Orchestra will merge with and into the Company, with the Company surviving as a wholly-owned subsidiary of Orchestra. The Merger is expected to close during the third quarter of fiscal 2017 or as soon as possible thereafter.

For a more detailed summary of the Merger Agreement, see Item 1. Business – Recent Developments.

Turnaround Plan

Late in fiscal 2014, we commenced a program, which we sometimes refer to as our “turnaround plan” or “turnaround” to improve our business processes, key management personnel and planning resources with a focus on improving inventory management, driving sales productivity, optimizing real estate and controlling costs. The real estate component of our turnaround includes increased focus on our two key maternity apparel brands with strategic phase-out and elimination of certain non-core brands and business relationships.

Although we have made some progress, we have experienced challenges in implementing our turnaround given the overall weakness in the women’s specialty apparel retail space, declining mall-based traffic, and other factors. These challenges have led to a slower pace of progress than originally planned, resulting in a decline in net sales from fiscal 2015 and underperformance to 2016 expectations.

During fiscal 2016 and 2015 we incurred $1.8 million and $4.2 million, respectively, of charges related to our turnaround plan.

Fiscal 2016 Financial Results

Presented below is a summary of our results for the years ended January 28, 2017 and January 30, 2016 with regard to each of the key measures noted above.

•	Net sales for fiscal 2016 decreased 13.0% to $433.7 million from $498.8 million for fiscal 2015.
•

Net loss for fiscal 2016 was $32.8 million, or $2.39 per share (diluted), including a $27.8 million, or $2.02 per share (diluted) non-cash income tax charge, compared to net loss of $4.5 million, or $0.33 per share (diluted), for fiscal 2015.

•

Net loss for fiscal 2016 includes the $27.8 million non-cash income tax charge related to a valuation allowance against net deferred tax assets, and other charges of 1) $2.0 million, net of tax, or $0.14 per share (diluted), related to charges incurred in connection with discussions regarding a proposed business combination with the Company’s largest shareholder and 2) $1.1 million, net of tax, or $0.08 per share (diluted), related to management and organizational changes. Net loss for fiscal 2015 includes other charges of 1) $2.6 million, net of tax, or $0.19 per share (diluted), related to management and organizational changes and 2) $1.7 million, net of tax, or $0.13 per share (diluted), related to the relocations of our headquarters and distribution facilities, and the fiscal year change.

•	Adjusted net loss for fiscal 2016 was $1.9 million, or $0.14 per share (diluted), compared to the comparably adjusted net loss for fiscal 2015 of $0.2 million, or $0.01 per share (diluted).
•	Adjusted EBITDA was $18.4 million for fiscal 2016, compared to $16.1 million of Adjusted EBITDA for fiscal 2015.
•	Adjusted EBITDA before other charges was $23.3 million for fiscal 2016, compared to $22.8 million of Adjusted EBITDA before other charges for fiscal 2015.
•	Comparable sales for fiscal 2016 decreased 5.3% versus a comparable sales decrease of 1.5% for fiscal 2015.

Leased Department and Licensed Relationships

As previously announced, in an effort to direct resources to the highest return opportunities and further optimize real estate while reducing costs, we discontinued our Two Hearts line, thus ending our relationship with Sears in June 2016, resulting in the closure of 475 leased departments within Sears stores. In addition, our leased department relationship with Gordmans ended in March 2016, resulting in the closure of 100 leased departments within Gordmans stores. We also phased out production of our Oh Baby line during fiscal 2016 after being informed that Kohl’s elected to scale back and ultimately discontinue its exclusive license with us for this line. Our license agreement with Kohl’s ended in February 2017. Even after the end of these relationships, we remain well positioned to service the needs of our customers through our own stores, as well as through our other leased departments and our various websites.

Fiscal Year Ended January 28, 2017 Compared to Fiscal Year ended January 30, 2016

Results of Operations

The following table sets forth certain operating data from our consolidated statements of operations in thousands of dollars, as a percentage of net sales and as a percentage change for the periods indicated:

	Twelve Months Ended
	January 28, 2017		January 30, 2016		% Period to
	Amount (in thousands)	% of Net Sales (1)	Amount (in thousands)	% of Net Sales (1)	Period Favorable (Unfavorable)

Net sales	$433,699	100.0%	$498,753	100.0%	(13.0)%
Cost of goods sold (2)	206,271	47.6	252,713	50.7	18.4
Gross profit	227,428	52.4	246,040	49.3	(7.6)
Selling, general and administrative expenses (3)	223,881	51.6	246,914	49.5	9.3
Store closing, asset impairment and asset disposal expenses (income)	2,768	0.6	(2,084)	(0.4)	(232.8)
Other charges, net	4,914	1.1	6,979	1.4	29.6
Operating loss	(4,135)	(1.0)	(5,769)	(1.2)	28.3
Interest expense, net	3,575	0.8	1,520	0.3	(135.2)
Loss before income taxes	(7,710)	(1.8)	(7,289)	(1.5)	(5.8)
Income tax provision (benefit)	25,050	5.8	(2,806)	0.6	(992.7)
Net loss	$(32,760)	(7.6)%	$(4,483)	(0.9)%	(630.8)%

(1)	Components may not add to total due to rounding.
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

The following tables set forth certain information regarding the number of our retail locations and international franchised locations, for the periods indicated. Retail locations include stores and leased maternity apparel departments and exclude international franchised locations, and locations where Kohl’s sells our products under an exclusive product and license agreement.

	Twelve Months Ended
	January 28, 2017			January 30, 2016
Retail Locations (1)	Stores	Leased Departments	Total Retail Locations	Stores	Leased Departments	Total Retail Locations

Beginning of period	536	1,279	1,815	564	1,311	1,875
Opened	11	10	21	18	19	37
Closed	(32)	(584)	(616)	(46)	(51)	(97)
End of period	515	705	1,220	536	1,279	1,815

(1)	Excludes international franchised locations, and locations where Kohl’s sells our products under an exclusive product and license agreement. Our license agreement with Kohl’s ended in February 2017.

	Twelve Months Ended
	January 28, 2017			January 30, 2016
International Franchised Locations (1)	Stores	Shop-in- Shop Locations	Total International Franchised Locations	Stores	Shop-in- Shop Locations	Total International Franchised Locations

Beginning of period	25	168	193	23	62	85
Opened	2	64	66	4	110	114
Closed	(8)	(38)	(46)	(2)	(4)	(6)
End of period	19	194	213	25	168	193

(1)

In June 2015 we commenced our expansion into Israel. As of January 28, 2017 our merchandise is offered in 27 shop-in-shops in Israel.  In October 2015 we entered into a new franchise agreement in India and commenced our expansion into India. As of January 28, 2017 our merchandise is offered in 25 shop-in-shops in India.

Net Sales.    Our net sales for fiscal 2016 decreased by 13.0%, or $65.1 million, to $433.7 million from $498.8 million for fiscal 2015. Comparable sales for fiscal 2016 decreased 5.3% compared to a comparable sales decrease of 1.5% for fiscal 2015. The decrease in total reported sales for fiscal 2016 compared to fiscal 2015 resulted primarily from the decrease in comparable sales, decreased sales related to the Company’s continued efforts to close underperforming stores (see our discussion in Item 1. Business regarding closing underperforming stores), and decreased leased department and licensed sales, reflecting the effect of the wind down of the Kohl’s, Sears and Gordmans relationships. The primary drivers of the comparable sales decrease were lower transactions and lower unit sales due to decreased store traffic, partially offset by an increase in our average selling prices.

As of January 28, 2017 we operated a total of 515 stores and 1,220 total retail locations: 408 Motherhood Maternity stores (including 97 Motherhood Maternity Outlet stores), 26 A Pea in the Pod stores, 81 Destination Maternity stores, and 705 leased maternity apparel departments. In comparison, as of January 30, 2016 we operated a total of 536 stores and 1,815 total retail locations: 425 Motherhood Maternity stores (including 93 Motherhood Maternity Outlet stores), 23 A Pea in the Pod stores, 88 Destination Maternity stores, and 1,279 leased maternity apparel departments, of which 475 were in Sears stores under the Two Hearts Maternity brand and the balance were in other department stores and baby specialty stores. As of January 28, 2017 our store total included 81 multi-brand Destination Maternity nameplate stores, including 48 Destination Maternity combo stores and 33 Destination Maternity superstores. In comparison, as of January 30, 2016 we operated 88 multi-brand Destination Maternity nameplate stores, including 53 Destination Maternity combo stores and 35 Destination Maternity superstores. During fiscal 2016 we opened 11 stores, and closed 32 stores. In addition, during fiscal 2016 we opened 10 leased department locations and closed 584 leased department locations.

Gross Profit.     Our gross profit for fiscal 2016 decreased by 7.6%, or $18.6 million, to $227.4 million from $246.0 million for fiscal 2015, and our gross margin for fiscal 2016 was 52.4% compared to 49.3% for fiscal 2015. The decrease in gross profit for fiscal 2016 compared to fiscal 2015 was primarily due to lower sales volume as a result of the factors discussed above. The year-over-year increase in gross margin is a result of less price promotion and markdown activity as a result of better managed inventory, and lower levels of excess current season and aged merchandise. During fiscal 2016 and 2015 higher occupancy and depreciation expenses from our relocations were substantially offset by lower employment costs and benefit from our Grow NJ award, which we began to recognize during the second half of fiscal 2015. Due to the timing of the initial benefit recognition in the second half of fiscal 2015, we estimate our full year fiscal 2015 gross margin was approximately 0.2% higher than the annualized benefit expected in the future.

Selling, General and Administrative Expenses.     Our selling, general and administrative expenses for fiscal 2016 decreased by 9.3%, or $23.0 million, to $223.9 million from $246.9 million for fiscal 2015. As a percentage of net sales, selling, general and administrative expenses increased to 51.6% for fiscal 2016 from 49.5% for fiscal 2015. This decrease in expense in fiscal 2016 compared to fiscal 2015 reflects cost reductions resulting from our continued closure of underperforming stores and other headcount reductions, lower variable incentive compensation expense, and lower marketing and advertising expense, partially offset by a non-recurring reduction of $1.2 million from settlement of certain unclaimed property matters during the first quarter of fiscal 2015. The increase in expense percentage for the twelve month period reflects the unfavorable leverage from our decreased sales due to the relatively fixed nature of much of our expenses.

Store Closing, Asset Impairment and Asset Disposal Expenses (Income).     For fiscal 2016 we had $2.8 million of expense from store closings, asset impairments and asset disposals compared to $2.1 million of income for fiscal 2015. During fiscal 2015 we received $4.1 million as incentive for early termination of the lease for our superstore located on Madison Avenue in New York City.

Other Charges, Net.     In fiscal 2016 we incurred other charges of $4.9 million related to a proposed business combination and to management and organizational changes. Other charges related to the Merger were approximately $3.1 million, primarily for legal and advisory fees. Other charges related to management and organizational changes were $1.8 million, primarily for costs related to severance and other benefits, and to a lesser extent, to terminate certain non-core apparel brand relationships. In fiscal 2015 we incurred other charges of $7.0 million primarily related to management and organizational changes and the relocations of our headquarters and distribution facilities. Other charges related to management and organizational changes were $4.2 million, primarily severance and other benefits in connection with the replacement of certain key management personnel and some reductions in headcount, and to a lesser extent, consulting fees. Other charges related to the relocations were $2.7 million, primarily for pre-opening rent expense for the new distribution center, moving costs for the new distribution center, shut down costs of the prior facility and accelerated depreciation.

Operating Loss.      We had an operating loss of $4.1 million for fiscal 2016 compared to an operating loss of $5.8 million for fiscal 2015, which included the $4.1 million incentive for an early termination of a store lease.  Excluding the year-over-year effect of the early lease termination incentive in fiscal 2015 our operating income increased by approximately $5.7 million, which reflects our 9.3% reduction in selling, general and administrative expenses, increases in our average selling prices and gross margin from better inventory management, and lower other charges. These improvements more than offset our lower gross profit as a result of the decline in sales volume.

Interest Expense, Net.     Our net interest expense for fiscal 2016 increased to $3.6 million from $1.5 million in fiscal 2015. This increase was due to interest expense on outstanding borrowings on our Term Loan during fiscal 2016, partially offset by lower average borrowings under our Credit Facility and a reduction in the principal balance due under our equipment note during fiscal 2016 compared to fiscal 2015.

Income Tax Provision (Benefit).     For fiscal 2016 our income tax provision was $25.1 million. In the fourth quarter of fiscal 2016 we recorded a non-cash charge of $27.8 million as a valuation allowance against substantially all of our deferred tax assets. Excluding the effect of the valuation allowance charge in fiscal 2016 our effective tax benefit rate was 35.1%, which was slightly higher than the statutory federal tax rate of 35% primarily due to certain state minimum income taxes substantially offset by state income tax benefits from our pretax loss and reductions related to uncertain income tax positions. For fiscal 2015 our effective tax benefit rate was 38.5%. Our effective tax rate for fiscal 2015 was higher than the statutory federal tax rate of 35% primarily due to state income tax benefits, net of federal expense, including reductions related to uncertain income tax positions. See Note 15 of the Notes to Consolidated Financial Statements, included elsewhere in this report, for the reconciliation of the statutory federal income tax rate to our effective tax rate

Net Loss.     Net loss for fiscal 2016 was $32.8 million, or $2.39 per share (diluted), compared to net loss of $4.5 million, or $0.33 per share (diluted), for fiscal 2015. Net loss for fiscal 2016 was primarily related to a non-cash valuation allowance charge of $27.8 million against our deferred tax assets, other charges of $2.0 million, net of tax, related to a proposed business combination and $1.1 million, net of tax, related to management and organizational changes. Net loss for fiscal 2015 includes other charges of $1.7 million, net of tax, related to the relocations of our headquarters and distribution facilities and approximately $2.6 million, net of tax, related to management and organizational changes, and other matters. Before these charges, our adjusted net loss for fiscal 2016 was $1.9 million, or $0.14 per share (diluted), compared to net loss of $0.2 million, or $0.01 per share (diluted), for fiscal 2015.

Our average diluted shares outstanding of 13.7 million for fiscal 2016 were slightly higher than the 13.6 million average diluted shares outstanding for fiscal 2015. We had higher shares outstanding in fiscal 2016 compared to fiscal 2015 as a result of stock option exercises and restricted stock awards.

Following is a reconciliation of net loss and net loss per share (diluted) (“Diluted EPS”) to adjusted net loss and adjusted Diluted EPS for the twelve months ended January 28, 2017 and January 30, 2016 (in thousands, except per share amounts):

	Twelve Months Ended
	January 28, 2017			January 30, 2016
	Net Loss	Diluted Shares	Diluted EPS	Net Loss	Diluted Shares	Diluted EPS

As reported	$(32,760)	13,702	$(2.39)	$(4,483)	13,596	$(0.33)
Add: other charges for proposed business combination	3,154	—		61	—
Add: other charges for management and organizational changes	1,760	—		4,196	—
Add: other charges for relocations	—	—		2,695	—
Add: other charges for fiscal year change	—	—		27	—
Less: income tax effect of other charges (1) (2)	(1,858)	—		(2,664)	—
Add: deferred tax valuation allowance related to cumulative losses	27,758	—		—	—
As adjusted	$(1,946)	13,702	$(0.14)	$(168)	13,596	$(0.01)

(1)

For fiscal 2016 income tax effect of other charges includes $1,193 related to a proposed business combination and $665 related to management and organizational changes, which represent the differences in income tax provision calculated with and without the specified pretax expense.

(2)

For fiscal 2015 income tax effect of other charges includes $23 related to a proposed business combination, $1,603 related to management and organizational changes, $1,028 related to relocations and $10 related to the fiscal year change, which represent the differences in income tax provision calculated with and without the specified pretax expense charges.

Following is a reconciliation of net loss to Adjusted EBITDA and Adjusted EBITDA before other charges for the twelve months ended January 28, 2017 and January 30, 2016 (in thousands):

	Twelve Months Ended
	January 28, 2017	January 30, 2016

Net loss	$(32,760)	$(4,483)
Add: income tax provision (benefit)	25,050	(2,806)
Add: interest expense, net	3,575	1,520
Operating loss	(4,135)	(5,769)
Add: depreciation and amortization expense	18,032	17,231
Add: loss on impairment of long-lived assets	2,388	1,662
Add: loss on disposal of assets	272	193
Add: stock-based compensation expense	1,801	2,784
Adjusted EBITDA	18,358	16,101
Add: other charges for proposed business combination	3,154	61
Add: other charges for management and organizational changes	1,760	4,196
Add: other charges for relocations (1)	—	2,462
Add: other charges for fiscal year change	—	27
Adjusted EBITDA before other charges	$23,272	$22,847

(1)	For the year ended January 30, 2016 other charges for relocations excludes accelerated depreciation expense of $233 (included in depreciation and amortization expense above).

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

The following tables set forth certain information regarding the number of our retail locations and international franchised locations, for the periods indicated. Retail locations include stores and leased maternity apparel departments and exclude international franchised locations, and locations where Kohl’s sells our products under an exclusive product and license agreement.

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

Store Closing, Asset Impairment and Asset Disposal (Income) Expenses.     For fiscal 2015 we had $2.1 million of income from store closings, asset impairments and asset disposals compared to $5.9 million of expense for the twelve months ended January 31, 2015. During fiscal 2015 we received $4.1 million as incentive for early termination of the lease for our superstore located on Madison Avenue in New York City. During the twelve months ended January 31, 2015 we had a $3.4 million for impairment of intangible assets related to our Secret Fit Belly technology.

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

Following is a reconciliation of net loss and Diluted EPS to adjusted net loss and adjusted Diluted EPS for the twelve months ended January 30, 2016 and January 31, 2015 (in thousands, except per share amounts):

	Twelve Months Ended
	January 30, 2016			January 31, 2015
	Net Loss	Diluted Shares	Diluted EPS	Net Loss	Diluted Shares	Diluted EPS

As reported	$(4,483)	13,596	$(0.33)	$(10,090)	13,498	$(0.75)
Add: other charges for relocations	2,695	—		2,720	—
Add: other charges for management and organizational changes	4,196	—		7,207	—
Add: other charges for fiscal year change	27	—		1,245	—
Add: other charges for proposed business combinations	61	—		1,045	—
Less: gain on sale of building	—	—		(4,110)	—
Less: income tax effect of other charges and gain on sale of building (1) (2)	(2,664)	—		(3,071)	—
Less: reductions of state income tax expense, net of federal expense, related to settlements of uncertain income tax positions	—	—		(1,654)	—
As adjusted	$(168)	13,596	$(0.01)	$(6,708)	13,498	$(0.50)

(1)

For the twelve months ended January 30, 2016 income tax effect of other charges includes $1,028 related to relocations, $1,603 related the management and organizational changes, $10 for the fiscal year change and $23 for a proposed business combination, which represent the differences in income tax provision calculated with and without the specified pretax expense.

(2)

For the twelve months ended January 30, 2015 income tax effect of other charges includes $1,028 related to relocations, $2,745 related the management and organizational changes, $470 for the fiscal year change, $398 for a proposed business combination, and $(1,570) for the gain on the sale of building, which represent the differences in income tax provision calculated with and without the specified pretax expense or income.

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

Cash and cash equivalents increased by $0.7 million during fiscal 2016 compared to an increase of $0.8 million during fiscal 2015.

Cash provided by operations was $10.7 million for fiscal 2016, a decrease of $5.4 million from the $16.1 million in cash provided by operations for fiscal 2015. This decrease in cash provided by operations versus the comparable prior year period was primarily the result of the higher net loss in fiscal 2016 compared to fiscal 2015, net working capital and other asset/liability changes that used $4.3 million of cash in fiscal 2016 compared to $0.1 million cash provided in fiscal 2015, net of the change in non-cash adjustments. The $4.4 million year-over-year increase in use of cash from net working capital and other asset/liability changes was primarily the result of 1) a higher year-over-year decrease in accounts payable and accrued expenses, reflecting timing of vendor and payroll related payments ($7.9 million) and 2) a lower year-over-year decrease in prepaid expenses and other current assets ($2.9 million), partially offset by a decrease in trade receivables in fiscal 2016 compared to an increase in fiscal 2015 ($5.4 million). Our working capital changes, quarterly net income (loss) and cash flow adjustments may fluctuate significantly and net cash provided by operating activities for any interim period is not necessarily indicative of the results that may be achieved for a full fiscal year.

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

During fiscal 2016 we received $32.0 million from our Term Loan, which we used to repay a portion of the outstanding indebtedness under the Credit Facility and to pay financing costs of the Term Loan.  Cash from operations and net incremental borrowings under our Credit Facility and our Term Loan, which were approximately $6.7 million, were used to provide cash for capital expenditures, periodic payments on our Term Loan and capital equipment loan and to slightly increase available cash. For fiscal 2016 we spent $12.7 million on capital expenditures, including $7.5 million for leasehold improvements, fixtures and equipment for new store facilities, as well as improvements to existing stores and $5.2 million primarily for our information technology systems. We expect to use borrowings under our Credit Facility to fund a portion of our capital requirements from time to time during fiscal 2017.

Our inventory carrying value of $69.0 million as of January 28, 2017 has declined 4.8% from January 30, 2016 as a result of our efforts to clear our stores of excess and out-of-season merchandise, and reductions in inventory needed to support our leased and licensed businesses. Unit inventory is down approximately 5% on a year-over-year basis as we continued the liquidation of aged, reserved inventory.  During fiscal 2016 we continued to adjust our approach to balancing inventory and pricing decisions in a demand-constrained retail environment and remained cautious not to take deep markdowns too early. This helped us achieve a 310 basis point improvement in gross margin rate during fiscal 2016 versus fiscal 2015.  However, we did sell less units driven by fewer transactions as a result of decreased store traffic. We continue to evaluate alternative liquidation approaches to optimize our cash return on the disposal of excess and out-of-season merchandise.

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

On March 25, 2016 we entered into a Term Loan Credit Agreement (the “Term Loan Agreement”) for a $32.0 million term loan due March 25, 2021 (the “Term Loan”), the proceeds of which were received on March 25, 2016 and were used to repay a portion of the outstanding indebtedness under our existing Credit Facility (see below). The interest rate on the Term Loan is equal to a LIBOR rate (with a 1.00% LIBOR floor) plus 7.50%. We are required to make minimum repayments of the principal amount of the Term Loan in quarterly installments of $0.8 million each, with the remaining outstanding balance payable on the maturity date. Additionally, the Term Loan can be prepaid at our option subject to certain restrictions, in part or in whole at any time, subject to the payment of a prepayment premium as follows: 1) 3% on or prior to the first anniversary of the closing date, 2) 2% from the first anniversary to the second anniversary of the closing date, and 3) 1% after the second anniversary but on or prior to the third anniversary of the closing date. Effective December 19, 2016 our Term Loan lenders consented to the Merger and the Term Loan Agreement was amended to change the definition of Consolidated EBITDA (see below) to allow us to add back certain transaction costs relating to the Merger and to modify the financial covenant limiting capital expenditures (see below). Effective April 7, 2017 the Term Loan Agreement was further amended to allow us to enter into certain equipment financing arrangements, on the condition that a portion of the proceeds of such financing be applied as a prepayment of the Term Loan. The April 7, 2017 Term Loan Agreement amendment also provides for an additional reserve of $5.0 million against availability under our Credit Facility that will be reduced dollar for dollar for prepayments of the Term Loan in accordance with the amendment (see below) and deletes the covenant requiring maintenance of a minimum level of Consolidated EBITDA (see below). Under the Term Loan Agreement, as amended on April 7, 2017, we are required to maintain Excess Availability (as defined in the related Credit Facility agreement) equal to the greater of 10% of the Combined Loan Cap (as defined in the related Credit Facility agreement) or $10.0 million.  Prior to the April 7, 2017 Term Loan Agreement amendment, we were required to maintain quarterly Consolidated EBITDA (as defined in the related Term Loan Agreement) in an amount not less than the levels specified for each period in the Term Loan Agreement up to $30.0 million for the four fiscal quarters ending on February 1, 2020 and thereafter. For fiscal 2016 our consolidated EBITDA exceeded the Consolidated EBITDA requirement of $19.0 million.

The April 7, 2017 Term Loan Agreement amendment prohibits us from making capital expenditures (net of tenant allowances) in excess of a specified amount in any period of four fiscal quarters (subject to carryforward of 50% of any underutilization). The limitation on capital expenditures ranges from $16.0 million for the four fiscal quarters ending on January 28, 2017 to $10.5 million for the four fiscal quarters ending on February 3, 2018, and increases to $17.0 million for the four fiscal quarters ending on May 5, 2018 and thereafter. For fiscal 2016 our capital expenditures did not exceed the $16.0 million limit. The Term Loan Agreement also prohibits the payment of dividends or share repurchases by us for three years. The Term Loan is secured by a security interest in substantially all of our assets, including accounts receivable, inventory, equipment, letter of credit rights, cash, intellectual property and other intangibles, and certain other assets. The security interest granted to the Term Lenders is, in certain respects, subordinate to the security interest granted to the Credit Facility Lender.

After completion of our debt refinancing on March 25, 2016 we have a $70.0 million senior secured revolving credit facility (the “Credit Facility”), which was amended and restated in connection with the issuance of our $32.0 million Term Loan. Previously the Credit Facility was $76.0 million and consisted of two tranches: 1) a senior secured revolving credit and letter of credit facility of up to $70.0 million (“Tranche A”) and 2) a senior secured first-in, last-out revolving credit facility of up to $6.0 million (“Tranche A-1”). On March 25, 2016 proceeds from the Term Loan were used to repay a portion of the outstanding indebtedness under the Credit Facility, including repayment of the entire balance outstanding under Tranche A-1, which was then terminated. We originally entered into a five-year $61.0 million Credit Facility on November 1, 2012. In accordance with the terms of the Credit Facility, effective June 3, 2015 our permitted borrowings under Tranche A of the Credit Facility were increased by $15.0 million at our request. Effective August 25, 2015 the Credit Facility was amended to reflect the increase to Tranche A permitted borrowings and to extend the maturity date to August 25, 2020 from November 1, 2017. In connection with the Term Loan financing the maturity date of the Credit Facility was further extended to March 25, 2021. Proceeds from advances under the Credit Facility, with certain restrictions, may be used to provide financing for working capital, letters of credit, capital expenditures and other general corporate purposes. Effective December 19, 2016 our Credit Facility lender consented to the Merger and the Credit Facility was amended to require a $10.0 million EBITDA Reserve (as defined in the related Credit Facility agreement) against availability under the Credit Facility. Effective April 7, 2017 the Credit facility was further amended to allow us to enter into certain equipment financing arrangements, on the condition that a portion of the proceeds of such financing be applied as a prepayment of our Term Loan (see above). The amendment also provides for an additional reserve of $5.0 million against availability under the Credit Facility that will be reduced dollar for dollar for prepayments of the Term Loan in accordance with the amendment. Under the Credit Facility, as amended on April 7, 2017, we are required to maintain minimum Excess Availability (as defined in the related Credit Facility agreement) equal to the greater of 10% of the Combined Loan Cap (as defined in the Credit Facility agreement) or $10.0 million. The Credit Facility is secured by a security interest in our trade receivables, inventory, letter of credit rights, cash, intangibles and certain other assets.

As of January 28, 2017 we had $4.6 million in outstanding borrowings under the Credit Facility and $5.8 million in letters of credit, with $19.4 million of availability under the Credit Facility based on our Borrowing Base formula and availability reserve requirements. As of January 30, 2016 we had $28.4 million in outstanding borrowings under the Credit Facility and $6.3 million in letters of credit, with $20.3 million of availability under the Credit Facility based on our Borrowing Base formula and minimum Excess Availability requirement. For fiscal 2016 Tranche A borrowings had a weighted interest rate of 2.84% per annum and Tranche A-1 borrowings had a weighted interest rate of 3.43%. During fiscal 2016 our average level of direct borrowings was $11.2 million and our maximum borrowings at any time were $42.7 million. For fiscal 2015 Tranche A borrowings had a weighted interest rate of 3.05% per annum and Tranche A-1 borrowings had a weighted interest rate of 4.89%. During fiscal 2015 our average level of direct borrowings was $26.8 million and our maximum borrowings at any time were $40.9 million.

As of January 28, 2017 there was $9.3 million outstanding under a five-year equipment financing arrangement with our Credit Facility bank. The equipment note bears annual interest at 3.38%, with payments of $0.3 million (including interest) due monthly through December 2019. The equipment note is collateralized by substantially all of the material handling equipment at our distribution facility in Florence, New Jersey.

During fiscal 2015 we paid cash dividends of $11.0 million (or $0.80 per share). In March 2016, in connection with our debt refinancing, our Board of Directors agreed to suspend the quarterly dividend.

Our management believes that our current cash and working capital positions, expected operating cash flows and available borrowing capacity will be sufficient to fund our cash requirements for working capital and capital expenditures for at least the next twelve months.

Facilities Relocations

In September 2013 we announced our plans to relocate our corporate headquarters and distribution operations from Philadelphia, Pennsylvania to southern New Jersey. We completed the relocation of our corporate headquarters in January 2015 and we completed the relocation of our distribution operations in August 2015. We had cumulative capital expenditures associated with these relocations of $40 million, with nearly $4 million of this amount offset by construction allowance contributions from the landlord for our new headquarters building. We previously received $15 million of capital equipment financing through our Credit Facility bank to partially fund the material handling equipment in the new distribution facility. To partially offset the costs of these relocations, the Board of the NJEDA approved us for an incentive package of up to $40 million in benefits under Grow NJ in the form of transferrable income tax credits over a ten-year period from the State of New Jersey. The annual benefit amount available to us is expected to significantly exceed our annual income tax liability to New Jersey. In order to maximize the realizable value of our incentive package, in December 2013 we entered into an agreement with a third party to sell 75% or more of the annual income tax credits awarded to us. In May 2016 NJEDA delivered our initial $4.0 million tax credit certificate that was earned in fiscal 2015, of which we realized $3.6 million cash proceeds, net of costs, from the sale of the full $4.0 million of tax credits to the third party under our December 2013 agreement. In connection with the planned relocations, in September 2014 we sold the building that housed our principal executive offices and distribution facility in a sale and leaseback arrangement. We received $12.5 million cash proceeds and realized a gain of $4.1 million from the sale. Under the leaseback agreement we continued to occupy the premises and used them for the wind down of our business operations through October 31, 2015.

Contractual Obligations and Commercial Commitments

We have entered into agreements that create contractual obligations and commercial commitments. These obligations and commitments will have an impact on future liquidity and the availability of capital resources. The tables below set forth a summary of these obligations and commitments as of January 28, 2017 (in thousands):

Contractual Obligations:

		Payments Due by Period
Description	Total Obligations (1)	Less Than One Year	One to Three Years	Three to Five Years	After Five Years

Long-term debt	$39,702	$7,251	$11,651	$20,800	$—
Interest related to long-term debt (2)	9,086	2,955	4,121	2,010	—
Operating leases (3)	198,663	40,303	61,208	39,989	57,163
Purchase obligations (4)	56,698	56,698	—	—	—
Total contractual cash obligations	$304,149	$107,207	$76,980	$62,799	$57,163

(1)	The amounts in this table exclude obligations under employment agreements. For a discussion of the compensation of our executive officers refer to Item 11 of this Form 10-K.
(2)	Variable rate interest costs on long-term debt were estimated using the interest rate in effect as of January 28, 2017.
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

Commercial Commitments:

		Amount of Commitment Per Period
Description	Total Obligations	Less Than One Year	One to Three Years	Three to Five Years	After Five Years

Credit facility (1)	$5,827	$5,827	$—	$—	$—
Other standby letters of credit	—	—	—	—	—
Total commercial commitments	$5,827	$5,827	$—	$—	$—

(1)	Consists of outstanding letter of credit commitments under our Credit Facility as of January 28, 2017.

Off-Balance Sheet Arrangements

Other than operating lease and letter of credit commitments set forth in the tables above, we are not party to any material off-balance sheet financing arrangements.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with GAAP. These generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our consolidated financial statements and the reported amounts of net sales and expenses during the reporting period.

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

Inventories.      We value our inventories, which consist primarily of maternity apparel, at the lower of cost or market. Cost is determined on the first-in, first-out method (FIFO) and includes the cost of merchandise, freight, duty and broker fees, as well as applied product-related overhead. A periodic review of inventory quantities on hand is performed in order to determine if inventory is properly valued at the lower of cost or market. Factors related to current inventories such as future consumer demand and fashion trends, current aging, current analysis of merchandise based on receipt date, current and anticipated retail markdowns or wholesale discounts, and class or type of inventory are analyzed to determine estimated net realizable values. Criteria utilized by us to determine the net realizable value of our inventories and the related level of required inventory reserves include factors such as the amount of merchandise received within the past twelve months, merchandise received more than one year before with quantities on-hand in excess of twelve months of sales, and merchandise currently selling below cost. A provision is recorded to reduce the cost of inventories to its estimated net realizable value, if required. Inventories as of January 28, 2017 and January 30, 2016 totaled $69.0 million and $72.5 million, respectively, representing 39.2% and 33.1% of total assets, respectively. Given the significance of inventories to our consolidated financial statements, the determination of net realizable values is considered to be a critical accounting estimate. Any significant unanticipated changes in the factors noted above could have a significant impact on the value of our inventories and our reported operating results.

Long-Lived Assets.     Our long-lived assets consist principally of store leasehold improvements, material handling equipment, information technology systems, and other furniture and fixtures (included in “property and equipment, net” in our consolidated balance sheets) and, to a much lesser extent, patent and lease acquisition costs (included in “other intangible assets, net” in our consolidated balance sheets). These long-lived assets are recorded at cost and are amortized using the straight-line method over the shorter of the lease term or their useful life. Net long-lived assets as of January 28, 2017 and January 30, 2016 totaled $84.1 million and $93.8 million, respectively, representing 47.8% and 42.8% of total assets, respectively.

In assessing potential impairment of these assets, we periodically evaluate the historical and forecasted operating results and cash flows on a location-by-location basis. Newly opened retail locations may take time to generate positive operating and cash flow results. Factors such as 1) retail location type, that is, Company store or leased department, 2) retail nameplate, that is, Motherhood, Pea or Destination Maternity, 3) geographic location, for example, urban area versus suburb, 4) current marketplace awareness of our brands, 5) local customer demographic data, 6) anchor stores within the mall in which our retail location is premised and 7) current fashion trends are all considered in determining the time frame required for a retail location to achieve positive financial results, which is assumed to be within two years from the date a retail location is opened. If economic conditions are substantially different from our expectations, the carrying value of certain of our long-lived assets may become impaired. As a result of our impairment assessment, we recorded write-downs of long-lived assets of $2.4 million, $1.7 million, $5.5 million and $4.4 million during fiscal 2016, fiscal 2015, the twelve months ended January 31, 2015, and the four months ended January 31, 2015, respectively.

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

Self-Insurance Reserves.     We are primarily self-insured for most workers’ compensation claims, general liability and automotive liability losses, and for employee-related healthcare claims. We have purchased insurance coverage in order to establish certain limits to our exposure on a per claim basis and on an aggregate basis. Our accrued insurance expense, which was primarily for self-insurance reserves, as of January 28, 2017 and January 30, 2016 totaled $5.4 million and $6.3 million, respectively, representing 4.7% and 5.0% of total liabilities, respectively. The estimated reserves for our self-insured liabilities and our reported operating results could be significantly affected if future occurrences and claims differ from the factors noted below.

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

We recognize the estimated benefit from our Grow NJ award as a reduction to distribution center and corporate headquarters costs that result from the relocation of these facilities to New Jersey (primarily occupancy expenses and equipment depreciation). The Grow NJ award benefit is recognized ratably over the ten-year life of the award and provides the Company with transferrable income tax credits of up to $4.0 million annually, with a net pretax cash realizable value of up to $3.6 million annually. When recognized, such income tax credits are included in our consolidated balance sheets as deferred income tax assets, net of a valuation allowance, and net of federal and state income tax effect, to reflect the expected after-tax amount to be realized from subsequent sales of the income tax credits. We began to recognize the benefit of our Grow NJ award in fiscal 2015 and deferred income tax assets as of January 28, 2017 and January 30, 2016 related to the award totaled $3.3 million and $3.6 million, respectively, representing 1.8% and 1.6% of total assets.

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

Federal net operating loss and tax credit carryforwards, certain state net operating loss carryforwards, and temporary differences between the book and tax treatment of income and expenses result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. We must periodically assess the likelihood that our deferred tax assets will be recovered from future taxable income. To the extent we believe that recovery is not more likely than not, we must establish a valuation allowance to reduce deferred tax assets to the amount considered realizable. The evaluation of the realizability of deferred tax assets includes consideration of all available evidence, both positive and negative, regarding historical operating results including recent years with reported losses, the estimated timing of future reversals of existing taxable temporary differences, estimated future taxable income exclusive of reversing temporary differences and carryforwards, and potential tax planning strategies which may be employed to prevent an operating loss or tax credit carryforward from expiring unused. In situations where a three-year cumulative loss condition exists, accounting standards limit the ability to consider projections of future results as positive evidence to assess the realizability of deferred tax assets. In fiscal 2016 our financial results reflected a three-year cumulative loss. The three-year cumulative loss constitutes significant negative evidence, limiting our ability to consider other positive evidence, such as our projections for future growth. Consequently, in fiscal 2016 we recorded a non-cash charge of $27.8 million as a valuation allowance against substantially all of our deferred tax assets. The establishment of this valuation allowance has no effect on our ability to utilize the deferred tax assets to offset future taxable income, if generated. As required by GAAP, we will continue to assess the likelihood that our deferred tax assets will be realizable in the future and the valuation allowance will be adjusted accordingly. The tax benefits relating to any reversal of the valuation allowance on the net deferred tax assets in a future period will be recognized as a reduction of future income tax expense in that period. Actual results could differ from our assessments if adequate taxable income is not generated in future periods. Net deferred tax assets (including our Grow NJ award benefit discussed above) as of January 28, 2017 and January 30, 2016 totaled $3.3 million and $29.0 million, respectively, representing 1.8% and 13.2% of total assets, respectively.

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

In August 2014 the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which defines management’s responsibility to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures if there is substantial doubt about its ability to continue as a going concern. The pronouncement was effective for annual reporting periods ending after December 15, 2016 with early adoption permitted. The adoption of this guidance did not have a material impact on our consolidated financial statements.

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

In February 2016 the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU No. 2016-02 affects any entity that enters into a lease (as that term is defined in the ASU) and its guidance supersedes Topic 840, Leases. As it substantively relates to the Company, ASU No. 2016-02 requires lessees to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position. For finance leases, lessees are required to recognize interest on the lease liability separately from amortization of the right-of-use asset in the statement of comprehensive income and to classify repayments of the principal portion of the lease liability within financing activities and payments of interest on the lease liability and variable lease payments within operating activities in the statement of cash flows. For operating leases, lessees are required to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis, and to classify all cash payments within operating activities in the statement of cash flows. In transition, lessees are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. ASU No. 2016-02 is effective for financial statements issued for annual reporting periods beginning after December 15, 2018 and interim periods within those years. Earlier application is permitted. While the Company is still evaluating this standard, given the significant number of leases the Company is party to, the Company expects this standard will have a material impact on the Company's consolidated balance sheets from the recognition of right-of-use assets and related liabilities but does not expect it to have a material impact on the consolidated results of operations.

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

In May 2014 the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU No. 2014-09 requires an entity to recognize revenue for the amount of consideration to which it expects to be entitled for the transfer of promised goods or services to customers. Additionally, ASU No. 2014-09 requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. The standard will replace most existing revenue recognition guidance in GAAP when it becomes effective. ASU No. 2014-09 is effective for financial statements issued for annual reporting periods beginning after December 15, 2016 and interim periods within those years. In August 2015 the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date which deferred the effective date of ASU No. 2014-09 by one year, making the guidance effective for fiscal years beginning after December 15, 2017. Early adoption will be permitted, but not earlier than the original effective date for annual and interim periods. We will adopt the new guidance beginning with the first quarter of fiscal 2018 and have not yet determined if application of the new standard will be retrospective to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. The impact from adoption of the new requirements of ASU No. 2014-09 on our consolidated financial position or results of operations has not yet been determined.

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

We have made and may in the future make forward-looking statements relating to our planned Merger with Orchestra-Prémaman S.A. Factors that could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements include, but are not limited to, the possibility that the Merger does not close when expected or at all because required regulatory, stockholder or other approvals are not received or other conditions to the closing are not satisfied on a timely basis or at all; or the possibility that the anticipated benefits of the Merger are not realized as a result of such matters as general business and economic conditions in France, the United States and other countries in which we or Orchestra-Prémaman conduct business; the impact of the movement of Euro relative to other currencies, particularly the U.S. dollar and the currencies of other countries in which the combined company will conduct business; the effects of competition in the markets in which we or Orchestra-Prémaman operate; the impact of changes in the laws and regulations regulating the clothing and childcare products industries or affecting domestic and foreign operations; judicial or regulatory judgments and legal proceedings; our ability to successfully integrate the two companies; our success in retaining the services of executives, key personnel and other employees that the combined company needs to realize all of the anticipated benefits of the merger; the risk that expected synergies and benefits of the Merger will not be realized within the expected time frame or at all; reputational risks; and other factors that may affect future results of us or Orchestra-Prémaman, including changes in trade policies, timely development and introduction of new products and services, changes in tax laws, technological and regulatory changes, and adverse developments in general market, business, economic, labor, regulatory and political conditions.

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

As of January 28, 2017 we had cash and cash equivalents of $2.9 million. Our cash equivalents consist of investments in money market funds that bear interest at variable rates. A change in market interest rates earned on our investments impacts the interest income and cash flows, but does not materially impact the fair market value of the financial instruments. Due to the low balance, average maturity and conservative nature of our investment portfolio, we believe a sudden change in interest rates would not have a material effect on the value of our investment portfolio. The impact on our future interest income resulting from changes in investment yields will depend largely on the gross amount of our investment portfolio at that time. However, based upon the conservative nature of our investment portfolio and current experience, we do not believe a decrease in investment yields would have a material negative effect on our interest income.

The components of our debt portfolio as of January 28, 2017 are $30.4 million due under our Term Loan, $9.3 million due under our equipment note and the $70.0 million Credit Facility. Each of the components of our debt portfolio are denominated in United States dollars. The fair value of the debt portfolio is referred to as the “debt value.” The equipment note bears interest at a fixed rate of 3.38%. Although a change in market interest rates would not affect the interest incurred or cash flow related to this fixed rate portion of the debt portfolio, the debt value would be affected.

The Term Loan carries a variable interest rate that is tied to market indices with a minimum annual rate of 8.50%. The sensitivity analysis as it relates to this portion of our debt portfolio assumes an instantaneous 100 basis point move in interest rates above and below the minimum threshold, with all other variables held constant. The debt value of the Term Loan is approximately $30.4 million. A 100 basis point increase in market interest rates above the minimum threshold would result in additional annual interest expense on the Term Loan of approximately $0.3 million. A 100 basis point decline in market interest rates below the minimum threshold would have no effect on our annual interest expense on the Term Loan.

Our Credit Facility has variable interest rates that are tied to market indices. As of January 28, 2017 we had $4.6 million of direct borrowings and $5.8 million of letters of credit outstanding under our Credit Facility. As of January 28, 2017 Tranche A borrowings under the Credit Facility would have resulted in interest at a rate between approximately 2.28% and 4.25% per annum. Interest on any future borrowings under the Credit Facility would, to the extent of outstanding borrowings, be affected by changes in market interest rates. A change in market interest rates on the variable rate portion of our debt portfolio would impact the interest expense incurred and cash flows.

The sensitivity analysis as it relates to the fixed rate portion of our debt portfolio assumes an instantaneous 100 basis point move in interest rates from their levels as of January 28, 2017, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the value of the debt by approximately $0.1 million as of January 28, 2017. A 100 basis point decline in market interest rates would cause the debt value to increase by approximately $0.1 million as of January 28, 2017.

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

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to our management on a timely basis to allow decisions regarding required disclosure. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of January 28, 2017. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of January 28, 2017 these controls and procedures were effective.

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

Management assessed the Company’s internal control over financial reporting as of January 28, 2017, the end of the Company’s fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and the Company’s overall control environment.

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

The effectiveness of the Company’s internal control over financial reporting as of January 28, 2017 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included on page F-2 and is incorporated by reference into this Item 9A.

(b)    Change in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting identified in connection with management’s evaluation that occurred during the fiscal quarter ended January 28, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of January 28, 2017 regarding the number of shares of common stock that may be issued under our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	881,751	(1)	$12.18	272,294	(2)
Equity compensation plans not approved by security holders	73,255	(3)	$5.62	—
Total	955,006		$11.68	272,294

(1)	Reflects shares subject to options outstanding under the 2005 Plan.
(2)	Reflects shares available under the 2005 Plan (all of which may be issued as shares of restricted stock, restricted stock units or deferred stock units).
(3)	Reflects shares subject to an outstanding option agreement awarded as a non-plan based inducement grant.

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

*2.1

Agreement and Plan of Merger, dated as of December 19, 2016, by and among Destination Maternity Corporation, Orchestra-Prémaman S.A. and US OP Corporation (Exhibit 2.1 to the Company’s Current Report on Form 8-K dated December 19, 2016)

*3.1	Restated Certificate of Incorporation of the Company (Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2008)

3.2	Bylaws of the Company, effective December 22, 2016

†*10.1	Form of Non-Qualified Stock Option Agreement under the Company’s 2005 Equity Incentive Plan (Exhibit 10.29 to the 2006 Form 10-K)

†*10.2	Employment Agreement, dated July 23, 2008, between the Company and Judd P. Tirnauer (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 21, 2008 (the “July 21, 2008 Form 8-K”))

†*10.3	Restrictive Covenant Agreement with Judd P. Tirnauer dated July 23, 2008 (Exhibit 10.2 to the July 21, 2008 Form 8-K)

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

†*10.6

Amendment, dated November 22, 2011, to the Employment Agreement dated as of July 23, 2008 (as amended) between Judd P. Tirnauer and the Company (Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2011 (the “2011 Form 10-K”))

†*10.7	Form of Restricted Stock Unit Award Agreement under the Company’s 2005 Equity Incentive Plan (Exhibit 10.47 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011)

†*10.8	Third Amended and Restated Employment Agreement dated March 6, 2012 between Edward M. Krell and the Company (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 6, 2012)

†*10.9	2005 Equity Incentive Plan (as amended and restated) (Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 25, 2013)

†*10.10	Letter Amendment dated December 7, 2013 to the Employment Agreement between the Company and Judd P. Tirnauer (Exhibit 10.2 to the December 4, 2013 Form 8-K)

†*10.11	Destination Maternity Corporation Stock Ownership Guidelines (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 24, 2014 (the “January 24, 2014 Form 8-K”))

†*10.12	Non-Employee Director Compensation Policy (Exhibit 10.2 to the January 24, 2014 Form 8-K)

†*10.13

Release and Separation Agreement dated August 10, 2014, between the Company and Edward M. Krell (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 10, 2014 (the “August 10, 2014 Form 8-K”))

†*10.14	Employment Agreement dated August 10, 2014, between the Company and Anthony M. Romano (Exhibit 10.2 to the August 10, 2014 Form 8-K)

†*10.15

Destination Maternity Corporation 2013 Management Incentive Program, as amended effective December 3, 2014 (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 1, 2014 (the “December 1, 2014 Form 8-K”))

†*10.16	Letter Agreement between the Company and Judd P. Tirnauer dated December 3, 2014 (Exhibit 10.4 to the December 1, 2014 Form 8-K)

†*10.17	Letter Agreement between the Company and Anthony M. Romano dated December 3, 2014 (Exhibit 10.5 to the December 1, 2014 Form 8-K)

†*10.18	Form of Restricted Stock Unit Award Agreement under the Company’s 2005 Equity Incentive Plan (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 1, 2015)

†*10.19	Separation and Release Agreement dated December 17, 2015, between the Company and Christopher F. Daniel (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 17, 2015)

Exhibit No.	Description

*10.20	Non-Disclosure Agreement dated March 15, 2016, between the Company and Orchestra-Prémaman S.A. (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 15, 2016)

*10.21

Term Loan Credit Agreement dated March 25, 2016, among the Company and Cave Springs, Inc., as Borrowers, Mothers Work Canada, Inc. and DM Urban Renewal, LLC, as Guarantors, each lender from time to time party hereto, Wells Fargo Bank, National Association, as Administrative Agent, Joint Lead Arranger and Sole Bookrunner, and TPG Specialty Lending, Inc., as Joint Lead Arranger and Documentation Agent (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 25, 2016 (the “March 25, 2016 Form 8-K”))

*10.22

Amended and Restated Credit Agreement, dated March 25, 2016, among the Company and Cave Springs, Inc., as Borrowers, Mothers Work Canada, Inc. and DM Urban Renewal, LLC, as Guarantors, each lender from time to time party hereto and Wells Fargo Bank, National Association, as Administrative Agent and Swing Line Lender and Letter of Credit Issuer (Exhibit 10.2 to the March 25, 2016 Form 8-K)

*10.23

Intercreditor Agreement dated March 25, 2016, among Wells Fargo Bank, National Association, as ABL Agent and Wells Fargo Bank, National Association, as Term Agent, acknowledged by the Company, Cave Springs, Inc., Mothers Work Canada, Inc. and DM Urban Renewal, LLC (Exhibit 10.3 to the March 25, 2016 Form 8-K)

†*10.24

Transaction Bonus Agreement, dated May 31, 2016, by and between the Company and Anthony M. Romano (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 31, 2016 (the “May 31, 2016 Form 8-K”))

†*10.25	Transaction Bonus and Retention Agreement, dated May 31, 2016, by and between the Company and Ronald J. Masciantonio (Exhibit 10.2 to the May 31, 2016 Form 8-K)

†*10.26	Amended and Restated Executive Employment Agreement, dated May 31, 2016, by and between the Company and Ronald J. Masciantonio (Exhibit 10.3 to the May 31, 2016 Form 8-K)

†*10.27	Executive Employment Agreement dated July 20, 2016 between David Stern and the Company (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 1, 2016 (the “August 1, 2016 Form 8-K”)

†*10.28	Non-Qualified Stock Option Inducement Award Agreement dated August 1, 2016 between David Stern and the Company (Exhibit 10.2 to the August 1, 2016 Form 8-K)

†*10.29	Restricted Stock Inducement Award Agreement dated August 1, 2016 between David Stern and the Company (Exhibit 10.3 to the August 1, 2016 Form 8-K)

†*10.30	Restricted Stock Unit Inducement Award Agreement dated August 1, 2016 between David Stern and the Company (Exhibit 10.4 to the August 1, 2016 Form 8-K)

*10.31

Governance Agreement, dated as of December 19, 2016, by and among Destination Maternity Corporation, Orchestra-Prémaman S.A. and Yeled Invest S.à.r.l. (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 19, 2016 (the “December 19, 2016 Form 8-K”))

*10.32

Consent and Amendment No. 1 to Amended and Restated Credit Agreement, dated as of December 18, 2016, by and among Wells Fargo Bank, National Association, Destination Maternity Corporation, Cave Springs, Inc., Mothers Work Canada, Inc. and DM Urban Renewal, LLC (Exhibit 10.2 to the December 19, 2016 Form 8-K)

*10.33

Consent and Amendment No. 1 to Term Loan Credit Agreement, dated as of December 18, 2016, by and among Wells Fargo Bank, National Association, TPG Specialty Lending, Inc., Destination Maternity Corporation, Cave Springs, Inc., Mothers Work Canada, Inc., and DM Urban Renewal, LLC (Exhibit 10.3 to the December 19, 2016 Form 8-K)

*10.34

First Amendment to Intercreditor Agreement, dated December 18, 2016, by and among Wells Fargo Bank, National Association, Destination Maternity Corporation, Cave Springs, Inc., Mothers Work Canada, Inc. and DM Urban Renewal, LLC (Exhibit 10.4 to the December 19, 2016 Form 8-K)

†*10.35

Amendment to Transaction Bonus Agreement, dated January 6, 2017, by and between the Company and Anthony M. Romano (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 6, 2017 (the “January 6, 2017 Form 8-K”))

†*10.36	Amendment to Transaction Bonus and Retention Agreement, dated January 6, 2017, by and between the Company and Ronald J. Masciantonio (Exhibit 10.2 to the January 6, 2017 Form 8-K)

10.37	Consulting Agreement, dated as of January 27, 2017, by and between Destination Maternity Corporation and Orchestra-Prémaman USA Inc.

10.38	Consulting Agreement for Construction Project Management and Architectural Services, dated as of February 3, 2017, by and between Destination Maternity and Orchestra-Prémaman USA Inc.

Exhibit No.	Description

*10.39

Amendment No. 2 to Amended and Restated Credit Agreement, dated as of April 7, 2017, by and among Wells Fargo Bank, National Association, Destination Maternity Corporation, Cave Springs, Inc., Mothers Work Canada, Inc. and DM Urban Renewal, LLC (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 7, 2017 (the “April 7, 2017 Form 8-K”))

*10.40

Amendment No. 2 to Term Loan Credit Agreement, dated as of April 7, 2017, by and among Wells Fargo Bank, National Association, TPG Specialty Lending, Inc., Destination Maternity Corporation, Cave Springs, Inc., Mothers Work Canada, Inc., and DM Urban Renewal, LLC (Exhibit 10.2 to the April 7, 2017 Form 8-K)

*10.41

Second Amendment to Intercreditor Agreement, dated as of April 7, 2017, by and among Wells Fargo Bank, National Association, Destination Maternity Corporation, Cave Springs, Inc., Mothers Work Canada, Inc. and DM Urban Renewal, LLC (Exhibit 10.3 to the April 7, 2017 Form 8-K)

*21	Subsidiaries of the Company (Exhibit 21 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2014)

23	Consent of KPMG LLP

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Executive Vice President & Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Executive Vice President & Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference.
†	Management contract or compensatory plan or arrangement.

Item 16.	Form 10-K Summary

Optional disclosure, not included in this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 13, 2017.

DESTINATION MATERNITY CORPORATION

By:	/S/ Anthony M. Romano
Anthony M. Romano
Chief Executive Officer & President (Principal Executive Officer)

By:	/S/ David Stern
David Stern
Executive Vice President & Chief Financial Officer (Principal Financial Officer)

By:	/S/ David L. Courtright
David L. Courtright
Senior Vice President & Corporate Controller (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on April 13, 2017, in the capacities indicated:

/S/ Anthony M. Romano Anthony M. Romano	Chief Executive Officer, President and Director (Principal Executive Officer)

/S/ David Stern David Stern	Executive Vice President & Chief Financial Officer (Principal Financial Officer)

/S/ David L. Courtright David L. Courtright	Senior Vice President & Corporate Controller (Principal Accounting Officer)

/S/ Arnaud Ajdler Arnaud Ajdler	Director (Non-Executive Chairman of the Board)

/S/ Michael J. Blitzer Michael J. Blitzer	Director

/S/ Barry Erdos Barry Erdos	Director

/S/ Melissa Payner-Gregor Melissa Payner-Gregor	Director

/S/ B. Allen Weinstein B. Allen Weinstein	Director

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Destination Maternity Corporation:

We have audited Destination Maternity Corporation’s internal control over financial reporting as of January 28, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Destination Maternity Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting presented above. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Destination Maternity Corporation maintained, in all material respects, effective internal control over financial reporting as of January 28, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Destination Maternity Corporation and subsidiaries as of January 28, 2017 and January 30, 2016, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the years in the two-year period ended January 28, 2017, the four months ended January 31, 2015 and the year ended September 30, 2014 and the related financial statement schedule, and our report dated April 13, 2017 expressed an unqualified opinion on those consolidated financial statements and the related financial statement schedule.

/s/ KPMG LLP

Philadelphia, Pennsylvania

April 13, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Destination Maternity Corporation:

We have audited the accompanying consolidated balance sheets of Destination Maternity Corporation and subsidiaries as of January 28, 2017 and January 30, 2016, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the years in the two-year period ended January 28, 2017, the four months ended January 31, 2015 and the year ended September 30, 2014. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule, Valuation and Qualifying Accounts. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Destination Maternity Corporation and subsidiaries as of January 28, 2017 and January 30, 2016, and the results of their operations and their cash flows for each of the years in the two-year period ended January 28, 2017, the four months ended January 31, 2015 and the year ended September 30, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Destination Maternity Corporation’s internal control over financial reporting as of January 28, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 13, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania

April 13, 2017

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	January 28, 2017	January 30, 2016

ASSETS
Current assets:
Cash and cash equivalents	$2,859	$2,116
Trade receivables, net	5,683	10,154
Inventories	69,040	72,509
Deferred income taxes	3,251	13,803
Prepaid expenses and other current assets	9,464	9,792
Total current assets	90,297	108,374
Property and equipment, net	83,029	92,673
Other assets:
Deferred line of credit financing costs, net of accumulated amortization of $717 and $611	456	534
Other intangible assets, net of accumulated amortization of $810 and $683	1,092	1,148
Deferred income taxes	—	15,195
Other non-current assets	1,113	1,150
Total other assets	2,661	18,027
Total assets	$175,987	$219,074

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit borrowings	$4,600	$28,400
Current portion of long-term debt	6,948	2,897
Accounts payable	17,656	21,738
Accrued expenses and other current liabilities	31,359	39,488
Total current liabilities	60,563	92,523
Long-term debt	31,485	9,302
Deferred rent and other non-current liabilities	22,789	24,351
Total liabilities	114,837	126,176

Commitments and contingencies (Note 16)

Stockholders’ equity:
Preferred stock, 1,656,381 shares authorized
Series B junior participating preferred stock, $.01 par value; 300,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value; 20,000,000 shares authorized, 14,010,417 and 13,824,535 shares issued and outstanding	140	138
Additional paid-in capital	105,775	104,784
Accumulated deficit	(44,693)	(11,951)
Accumulated other comprehensive loss	(72)	(73)
Total stockholders’ equity	61,150	92,898
Total liabilities and stockholders’ equity	$175,987	$219,074

The accompanying notes are an integral part of these Consolidated Financial Statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended		Four Months Ended	Year Ended
	January 28, 2017	January 30, 2016	January 31, 2015	September 30, 2014

Net sales	$433,699	$498,753	$165,644	$516,959
Cost of goods sold	206,271	252,713	96,667	247,501
Gross profit	227,428	246,040	68,977	269,458
Selling, general and administrative expenses	223,881	246,914	86,688	250,253
Store closing, asset impairment and asset disposal expenses (income)	2,768	(2,084)	4,599	1,469
Other charges, net	4,914	6,979	5,354	3,229
Operating income (loss)	(4,135)	(5,769)	(27,664)	14,507
Interest expense, net	3,575	1,520	242	404
Income (loss) before income taxes	(7,710)	(7,289)	(27,906)	14,103
Income tax provision (benefit)	25,050	(2,806)	(10,526)	3,606
Net income (loss)	$(32,760)	$(4,483)	$(17,380)	$10,497

Net income (loss) per share—Basic	$(2.39)	$(0.33)	$(1.28)	$0.78
Average shares outstanding—Basic	13,702	13,596	13,541	13,451
Net income (loss) per share—Diluted	$(2.39)	$(0.33)	$(1.28)	$0.77
Average shares outstanding—Diluted	13,702	13,596	13,541	13,572

The accompanying notes are an integral part of these Consolidated Financial Statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year Ended		Four Months Ended	Year Ended
	January 28, 2017	January 30, 2016	January 31, 2015	September 30, 2014

Net income (loss)	$(32,760)	$(4,483)	$(17,380)	$10,497
Foreign currency translation adjustments	1	(9)	(1)	4
Comprehensive income (loss)	$(32,759)	$(4,492)	$(17,381)	$10,501

The accompanying notes are an integral part of these Consolidated Financial Statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total
	Number of Shares	Amount

Balance as of September 30, 2013	13,556	$136	$98,634	$23,930	$(67)	$122,633
Net income	—	—	—	10,497	—	10,497
Foreign currency translation adjustments	—	—	—	—	4	4
Cash dividends	—	—	—	(10,772)	—	(10,772)
Stock-based compensation	127	1	3,746	—	—	3,747
Exercise of stock options, net	100	1	270	—	—	271
Excess tax benefit from stock option exercises and restricted stock vesting	—	—	1,319	—	—	1,319
Repurchase and retirement of common stock	(76)	(1)	(2,177)	—	—	(2,178)
Balance as of September 30, 2014	13,707	137	101,792	23,655	(63)	125,521
Net loss	—	—	—	(17,380)	—	(17,380)
Foreign currency translation adjustments	—	—	—	—	(1)	(1)
Cash dividends	—	—	—	(2,717)	—	(2,717)
Stock-based compensation	100	1	1,072	—	—	1,073
Exercise of stock options, net	8	—	29	—	—	29
Tax benefit shortfall from stock option exercises and restricted stock vesting	—	—	(400)	—	—	(400)
Repurchase and retirement of common stock	(8)	—	(123)	—	—	(123)
Balance as of January 31, 2015	13,807	138	102,370	3,558	(64)	106,002
Net loss	—	—	—	(4,483)	—	(4,483)
Foreign currency translation adjustments	—	—	—	—	(9)	(9)
Cash dividends	—	—	—	(11,026)	—	(11,026)
Stock-based compensation	22	—	2,784	—	—	2,784
Exercise of stock options, net	11	—	69	—	—	69
Tax benefit shortfall from stock option exercises and restricted stock vesting	—	—	(312)	—	—	(312)
Repurchase and retirement of common stock	(15)	—	(127)	—	—	(127)
Balance as of January 30, 2016	13,825	138	104,784	(11,951)	(73)	92,898
Net loss	—	—	—	(32,760)	—	(32,760)
Foreign currency translation adjustments	—	—	—	—	1	1
Dividends forfeited	—	—	—	18	—	18
Stock-based compensation	191	2	1,799	—	—	1,801
Exercise of stock options, net	2	—	6	—	—	6
Tax benefit shortfall from stock option exercises and restricted stock vesting	—	—	(760)	—	—	(760)
Repurchase and retirement of common stock	(8)	—	(54)	—	—	(54)
Balance as of January 28, 2017	14,010	$140	$105,775	$(44,693)	$(72)	$61,150

The accompanying notes are an integral part of these Consolidated Financial Statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended		Four Months Ended	Year Ended
	January 28, 2017	January 30, 2016	January 31, 2015	September 30, 2014

Operating Activities
Net income (loss)	$(32,760)	$(4,483)	$(17,380)	$10,497
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	18,032	17,231	5,223	15,197
Stock-based compensation expense	1,801	2,784	1,073	3,747
Loss on impairment of long-lived assets	2,388	1,662	4,444	1,136
Loss (gain) on disposal of assets	272	193	109	(4,031)
Grow NJ award benefit	349	(3,600)	—	—
Deferred income tax provision (benefit)	24,614	2,020	(6,636)	(2,975)
Amortization of deferred financing costs	328	166	66	198
Changes in assets and liabilities:
Decrease (increase) in:
Trade receivables	4,471	(951)	2,406	855
Inventories	3,469	3,250	12,652	(1,865)
Prepaid expenses and other current assets	328	3,194	142	(5,511)
Other non-current assets	37	(178)	(59)	(503)
(Decrease) increase in:
Accounts payable, accrued expenses and other current liabilities	(11,593)	(3,675)	1,116	5,081
Deferred rent and other non-current liabilities	(1,025)	(1,519)	675	4,019
Net cash provided by operating activities	10,711	16,094	3,831	25,845
Investing Activities
Capital expenditures	(12,690)	(29,272)	(21,098)	(40,185)
Proceeds from sale of property, plant and equipment	2	35	—	12,591
Additions to intangible assets	(97)	(163)	(768)	(1,950)
Net cash used in investing activities	(12,785)	(29,400)	(21,866)	(29,544)
Financing Activities
Increase (decrease) in cash overdrafts	681	(277)	(5,384)	3,081
(Decrease) increase in line of credit borrowings	(23,800)	28,400	—	—
Proceeds from long-term debt	32,000	—	15,000	—
Repayment of long-term debt	(4,498)	(2,801)	—	—
Deferred financing costs paid	(1,519)	(157)	—	—
Withholding taxes on stock-based compensation paid in connection with repurchase of common stock	(54)	(127)	(123)	(2,178)
Cash dividends paid	—	(11,026)	(2,717)	(10,772)
Proceeds from exercise of stock options	6	69	29	271
Excess tax benefit from exercise of stock options and restricted stock vesting	—	—	—	1,319
Net cash provided by (used in) financing activities	2,816	14,081	6,805	(8,279)
Effect of exchange rate changes on cash and cash equivalents	1	(8)	(1)	3
Net Increase (Decrease) in Cash and Cash Equivalents	743	767	(11,231)	(11,975)
Cash and Cash Equivalents, Beginning of Period	2,116	1,349	12,580	24,555
Cash and Cash Equivalents, End of Period	$2,859	$2,116	$1,349	$12,580

The accompanying notes are an integral part of these Consolidated Financial Statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF BUSINESS

Destination Maternity Corporation and subsidiaries (the “Company”) is a specialty designer and retailer of maternity clothing. The Company operated 1,220 retail locations as of January 28, 2017, including 515 stores and 705 leased departments, throughout the United States, Puerto Rico and Canada, and markets its maternity apparel on the Internet through its DestinationMaternity.com and brand-specific websites. The Company also has store franchise and product supply relationships in the Middle East, South Korea, Mexico, Israel and India. The Company was incorporated in Delaware in 1982.

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

On December 19, 2016 the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Orchestra-Prémaman S.A. (“Orchestra”), a société anonyme organized under the laws of France, and US OP Corporation, a Delaware corporation and a wholly-owned subsidiary of Orchestra (“Merger Sub”), pursuant to which, subject to the satisfaction or waiver of certain conditions, Merger Sub will merge with and into the Company, with the Company surviving as a wholly-owned subsidiary of Orchestra (the “Merger”).

b.	Fiscal Year-End

The Company has historically operated on a fiscal year ending September 30 of each year. On December 4, 2014 the Company announced that its Board of Directors approved a change in its fiscal year end from September 30 to the Saturday nearest January 31 of each year. The fiscal year end change aligns the Company’s reporting cycle with the National Retail Federation fiscal calendar. The change was effective with the Company’s fiscal year 2015, which began February 1, 2015 and ended January 30, 2016, and resulted in a four-month transition period that began October 1, 2014 and ended January 31, 2015, referred to as the “transition period”.

The Company operates on a fiscal year ending on the Saturday nearest January 31 of each year. References to the Company’s fiscal 2016 refer to the fiscal year, or periods within such fiscal year, which began January 31, 2016 and ended January 28, 2017. References to the Company’s fiscal 2015 refer to the fiscal year, or periods within such fiscal year, which began February 1, 2015 and ended January 30, 2016. References to the transition period refer to the four-month period from October 1, 2014 to January 31, 2015. References to fiscal years of the Company prior to fiscal 2015 refer to the fiscal years ended on September 30 in those years, unless otherwise indicated. For example, the Company’s “fiscal 2014” ended on September 30, 2014.

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

Cash and cash equivalents include cash on hand, cash in the bank and short-term investments with an original maturity of three months or less when purchased. Book cash overdrafts, which are outstanding checks in excess of funds on deposit, of $2,831,000 and $2,150,000 were included in accounts payable as of January 28, 2017 and January 30, 2016, respectively.

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

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

f.	Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are computed for financial reporting purposes on a straight-line basis, using service lives ranging principally from five to ten years for furniture and equipment. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or their useful life. The cost of assets sold or retired and the related accumulated depreciation or amortization are removed from the accounts with any resulting gain or loss included in net income. Maintenance and repairs are expensed as incurred, except for the capitalization of major renewals and betterments that extend the life of the asset. Long-lived assets are reviewed for impairment whenever adverse events, or changes in circumstances or business climate, indicate that the carrying value may not be recoverable. Factors used in the evaluation include, but are not limited to, management’s plans for future operations, brand initiatives, recent operating results and projected cash flows. If the associated undiscounted cash flows are insufficient to support the recorded asset, an impairment loss is recognized to reduce the carrying value of the asset. The amount of the impairment loss is determined by comparing the fair value of the asset with the carrying value. During fiscal 2016, 2015, 2014 and the four months ended January 31, 2015 the Company recorded impairment write-downs of property and equipment totaling $2,382,000, $1,659,000, $1,136,000 and $1,090,000, respectively, on a pretax basis.

g.	Intangible Assets

Intangible assets with definite useful lives consist primarily of patent and lease acquisition costs. The Company capitalizes legal costs incurred to defend its patents when a successful outcome is deemed probable and to the extent of an evident increase in the value of the patents. Intangible assets are amortized over the shorter of their useful life or, if applicable, the lease term. Management reviews the carrying amount of these intangible assets as impairment indicators arise, to assess the continued recoverability based on future undiscounted cash flows and operating results from the related asset, future asset utilization and changes in market conditions. During fiscal 2016, 2015 and the four months ended January 31, 2015 the Company recorded write-downs of intangible assets totaling $6,000, $3,000 and $3,354,000, respectively, on a pretax basis. The intangible assets impairment charge of $3,354,000 during the four months ended January 31, 2015 was primarily for capitalized legal costs incurred in connection with a lawsuit asserting infringement of patents held by the Company on its Secret Fit Belly technology. The impairment resulted from decisions of the United States Patent and Trademark Office (“USPTO”) in Inter Partes Review proceedings through which it was decided by the USPTO that certain of the claims of the subject patents are not valid. The Company has not identified any indefinite-lived intangible assets. Aggregate amortization expense of intangible assets in fiscal 2016, 2015, 2014 and the four months ended January 31, 2015 was $142,000, $122,000, $240,000 and $111,000, respectively.

Estimated amortization expense of the Company’s intangible assets as of January 28, 2017, during our next five future fiscal years ending on the Saturday nearest January 31 of each year is as follows (in thousands):

Fiscal Year
2017	$137
2018	123
2019	116
2020	109
2021	94

h.	Deferred Financing Costs

Deferred financing costs are amortized to interest expense over the term of the related debt agreements. Amortization expense of deferred financing costs in fiscal 2016, 2015, 2014 and the four months ended January 31, 2015 was $328,000, $166,000, $198,000 and $66,000, respectively. In connection with its current credit facility entered into on November 1, 2012 and amended effective August 25, 2015 and March 25, 2016, and its term loan, entered into on March 25, 2016, the Company incurred approximately $2,664,000 in deferred financing costs, of which $1,519,000 was paid in fiscal 2016 (including $810,000 paid at the term loan closing), $157,000 was paid in fiscal 2015 (see Notes 8 and 9).

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Estimated amortization expense of the Company’s deferred financing costs during future fiscal years ending on the Saturday nearest January 31 of each year is as follows (in thousands):

Fiscal Year
2017	$421
2018	413
2019	413
2020	413
2021	64

i.	Deferred Rent

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

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Company expenses the costs of advertising when the advertising first occurs. Advertising expenses, including Internet advertising expenses, were $12,869,000, $15,877,000, $18,187,000 and $7,949,000 in fiscal 2016, 2015, 2014 and the four months ended January 31, 2015, respectively.

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

t.	Store Closing, Asset Impairment and Asset Disposal Expenses (Income)

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

The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities as well as from net operating loss and tax credit carryforwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. On a quarterly basis the Company evaluates the realizability of its deferred tax assets. The evaluation includes the consideration of all available evidence, both positive and negative, regarding historical operating results including recent years with reported losses, the estimated timing of future reversals of existing taxable temporary differences, estimated future taxable income exclusive of reversing temporary differences and carryforwards, and potential tax planning strategies which may be employed to prevent an operating loss or tax credit carryforward from expiring unused. In situations where a three-year cumulative loss condition exists, accounting standards limit the ability to consider projections of future results as positive evidence to assess the realizability of deferred tax assets. A valuation allowance is established when it is estimated that it is more likely than not that the tax benefit of a deferred tax asset will not be realized.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The following table summarizes those effects for the Basic EPS and Diluted EPS calculations (in thousands, except per share amounts):

	Year Ended		Four Months Ended	Year Ended
	January 28, 2017	January 30, 2016	January 31, 2015	September 30, 2014

Net income (loss)	$(32,760)	$(4,483)	$(17,380)	$10,497
Net income (loss) per share—Basic	$(2.39)	$(0.33)	$(1.28)	$0.78
Net income (loss) per share—Diluted	$(2.39)	(0.33)	$(1.28)	$0.77
Average number of shares outstanding—Basic	13,702	13,596	13,541	13,451
Incremental shares from the assumed exercise of outstanding stock options	—	—	—	73
Incremental shares from the assumed lapse of restrictions on restricted stock awards	—	—	—	48
Average number of shares outstanding—Diluted	13,702	13,596	13,541	13,572

In addition to performance-based RSUs, for fiscal 2014 stock options and unvested restricted stock totaling approximately 201,000 shares were excluded from the calculation of Diluted EPS as their effect would have been antidilutive. Options and unvested restricted stock totaling approximately 1,232,000, 901,000 and 1,068,000 shares of the Company's common stock were outstanding as of January 28, 2017, January 30, 2016 and January 31, 2015, respectively, but were not included in the computation of Diluted EPS for fiscal 2016, 2015 and the four months ended January 31, 2015 due to the Company's net loss. Had the Company reported a profit for fiscal 2016, 2015 and the four months ended January 31, 2015 the weighted average number of dilutive shares outstanding for computation of Diluted EPS would have been approximately 13,720,000, 13,624,000 and 13,596,000 shares, respectively.

During fiscal 2015, 2014 and the four months ended January 31, 2015 the Company paid cash dividends totaling $11,026,000 ($0.80 per share), $10,772,000 ($0.7875 per share) and $2,717,000 ($0.20 per share), respectively. In connection with a debt refinancing in March 2016 the Company suspended its quarterly dividend and accordingly no cash dividends were paid by the Company during fiscal 2016 (see Note 9). During fiscal 2016 $18,000 of previously declared and undistributed dividends, for which payment was subject to completion of service requirements under restricted stock awards, were forfeited back to the Company in connection with the cancellation of the awards.

w.	Statements of Cash Flows

In fiscal 2016, 2015, 2014 and the four months ended January 31, 2015 the Company paid interest of $3,063,000, $1,404,000, $211,000 and $112,000, respectively, and made income tax payments, net of refunds, of $(324,000), $(5,347,000), $8,460,000 and $51,000, respectively.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

x.	Business and Credit Risk

Financial instruments, primarily cash and cash equivalents and trade receivables, potentially subject the Company to concentrations of credit risk. The Company limits its credit risk associated with cash and cash equivalents by placing such investments in highly liquid funds and instruments. Trade receivables associated with third-party credit cards are processed by financial institutions, which are monitored for financial stability. Trade receivables associated with licensed brand, leased department, international franchise and other relationships are evaluated for collectibility based on a combination of factors, including aging of trade receivables, write-off experience and past payment trends. The Company is dependent on key suppliers to provide sufficient quantities of inventory at competitive prices. No single supplier represented 10% or more of net purchases in fiscal 2016, 2015, 2014 or the four months ended January 31, 2015. A significant majority of the Company’s purchases during fiscal 2016, 2015, 2014 and the four months ended January 31, 2015 were imported. Management believes that any event causing a disruption of imports from any specific country could be mitigated by moving production to readily available alternative sources.

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

In August 2014 the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which defines management’s responsibility to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures if there is substantial doubt about its ability to continue as a going concern. The pronouncement was effective for annual reporting periods ending after December 15, 2016 with early adoption permitted. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

bb.	Recent Accounting Pronouncements

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

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In February 2016 the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU No. 2016-02 affects any entity that enters into a lease (as that term is defined in the ASU) and its guidance supersedes Topic 840, Leases. As it substantively relates to the Company, ASU No. 2016-02 requires lessees to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position. For finance leases, lessees are required to recognize interest on the lease liability separately from amortization of the right-of-use asset in the statement of comprehensive income and to classify repayments of the principal portion of the lease liability within financing activities and payments of interest on the lease liability and variable lease payments within operating activities in the statement of cash flows. For operating leases, lessees are required to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis, and to classify all cash payments within operating activities in the statement of cash flows. In transition, lessees are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. ASU No. 2016-02 is effective for financial statements issued for annual reporting periods beginning after December 15, 2018 and interim periods within those years. Earlier application is permitted. While the Company is still evaluating this standard, given the significant number of leases the Company is party to, the Company expects this standard will have a material impact on the Company's consolidated balance sheets from the recognition of right-of-use assets and related liabilities but does not expect it to have a material impact on the consolidated statements of operations.

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

In May 2014 the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU No. 2014-09 requires an entity to recognize revenue for the amount of consideration to which it expects to be entitled for the transfer of promised goods or services to customers. Additionally, ASU No. 2014-09 requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. The standard will replace most existing revenue recognition guidance in generally accepted accounting principles in the United States (“GAAP”) when it becomes effective. ASU No. 2014-09 is effective for financial statements issued for annual reporting periods beginning after December 15, 2016 and interim periods within those years. In August 2015 the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date which deferred the effective date of ASU No. 2014-09 by one year, making the guidance effective for fiscal years beginning after December 15, 2017.  Early adoption will be permitted, but not earlier than the original effective date for annual and interim periods. The Company will adopt the new guidance beginning with the first quarter of fiscal 2018 and has not yet determined if application of the new standard will be retrospective to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. The impact from adoption of the new requirements of ASU No. 2014-09 on the Company’s consolidated financial position or results of operations has not yet been determined.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	TRADE RECEIVABLES

Trade receivables are recorded based on revenue recognized for sales of the Company’s merchandise and for other revenue earned by the Company through its marketing partnership programs and international franchise agreements, and are non-interest bearing. The Company evaluates the collectability of trade receivables based on a combination of factors, including aging of trade receivables, write-off experience, analysis of historical trends and expectations of future performance. An allowance for doubtful accounts is recorded for the amount of trade receivables that are considered unlikely to be collected. When the Company’s collection efforts are unsuccessful, uncollectible trade receivables are charged against the allowance for doubtful accounts. As of January 28, 2017 and January 30, 2016 the Company’s trade receivables were net of allowance for doubtful accounts of $163,000 and $170,000, respectively.

4.	INVENTORIES

Inventories as of January 28, 2017 and January 30, 2016 were comprised of the following (in thousands):

	January 28, 2017	January 30, 2016

Finished goods	$68,346	$71,229
Work-in-progress	212	420
Raw materials	482	860
	$69,040	$72,509

5.	PROPERTY AND EQUIPMENT, NET

Property and equipment as of January 28, 2017 and January 30, 2016 was comprised of the following (in thousands):

	January 28, 2017	January 30, 2016

Furniture and equipment	$73,904	$70,943
Leasehold improvements	103,198	104,358
Construction in progress	3,388	2,170
	180,490	177,471
Less: accumulated depreciation and amortization	(97,461)	(84,798)
	$83,029	$92,673

Aggregate depreciation and amortization expense of property and equipment in fiscal 2016, 2015, 2014 and the four months ended January 31, 2015 was $17,890,000, $17,109,000, $14,957,000 and $5,112,000, respectively. During fiscal 2016, 2015, 2014 and the four months ended January 31, 2015 the Company recorded pretax charges of $2,382,000, $1,659,000, $1,136,000 and $1,090,000, respectively, related to the impairment of leasehold improvements and furniture and equipment at certain of its retail locations.

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

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

As of January 28, 2017 and January 30, 2016 accrued expenses and other current liabilities were comprised of the following (in thousands):

	January 28, 2017	January 30, 2016

Employee compensation and benefits	$6,754	$10,519
Insurance, primarily self-insurance reserves	5,421	6,326
Gift certificates and store credits	4,305	4,477
Deferred rent	3,507	3,310
Sales and use taxes	2,591	2,654
Product return reserve	1,615	1,736
Accounting and legal	1,276	1,378
Accrued property, plant and equipment additions	316	840
Income taxes payable	12	52
Other	5,562	8,196
	$31,359	$39,488

7.	DEFERRED RENT AND OTHER NON-CURRENT LIABILITIES

As of January 28, 2017 and January 30, 2016 deferred rent and other non-current liabilities were comprised of the following (in thousands):

	January 28, 2017	January 30, 2016

Deferred rent	$25,398	$26,545
Less: current portion included in accrued expenses and other current liabilities	(3,507)	(3,310)
Non-current deferred rent	21,891	23,235
Accrued income taxes	752	961
Other	146	155
	$22,789	$24,351

8.	LINE OF CREDIT

After completion of a debt refinancing on March 25, 2016 the Company has a $70,000,000 senior secured revolving credit facility (the “Credit Facility”), which was amended and restated in connection with the issuance of the Company’s $32,000,000 Term Loan (see Note 9). Previously the Credit Facility was $76,000,000 and consisted of two tranches: 1) a senior secured revolving credit and letter of credit facility of up to $70,000,000 (“Tranche A”) and 2) a senior secured first-in, last-out revolving credit facility of up to $6,000,000 (“Tranche A-1”). On March 25, 2016 proceeds from the Term Loan were used to repay a portion of the outstanding indebtedness under the Credit Facility, including repayment of the entire balance outstanding under Tranche A-1, which was then terminated. The Company originally entered into a five-year $61,000,000 Credit Facility on November 1, 2012, which replaced the Company’s former $55,000,000 credit facility. In accordance with the terms of the Credit Facility, effective June 3, 2015 the Company’s permitted borrowings under Tranche A of the Credit Facility were increased by $15,000,000 at the Company’s request. Effective August 25, 2015 the Credit Facility was amended to reflect the increase to Tranche A permitted borrowings and to extend the maturity date to August 25, 2020 from November 1, 2017. In connection with the Term Loan financing the maturity date of the Credit Facility was further extended to March 25, 2021. Proceeds from advances under the Credit Facility, with certain restrictions may be used to provide financing for working capital, letters of credit, capital expenditures, and other general corporate purposes. Effective December 19, 2016 the Company’s Credit Facility lender consented to the Merger and the Credit Facility was amended to require a $10,000,000 EBITDA Reserve (as defined in the related Credit Facility agreement) against availability under the Credit Facility. Effective April 7, 2017 the Credit facility was further amended to allow the Company to enter into certain equipment financing arrangements, on the condition that a portion of the proceeds of such financing be applied as a prepayment of the Term Loan (see Note 9). The amendment also provides for an additional reserve of $5,000,000 against availability under the Credit Facility that will be reduced dollar for dollar for prepayments of the Term Loan in accordance with the amendment.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Credit Facility contains various affirmative and negative covenants and representations and warranties. In the event that the outstanding balance of the Term Loan exceeds the Term Loan Borrowing Base (as defined in the related Term Loan Agreement) then a reserve will be imposed against availability under the Credit Facility. The Credit Facility, as amended on April 7, 2017, also requires the Company to maintain minimum Excess Availability (as defined in the related Credit Facility agreement) equal to the greater of 10% of the Combined Loan Cap (as defined in the Credit Facility agreement) or $10,000,000. The Credit Facility is secured by a security interest in the Company’s trade receivables, inventory, letter of credit rights, cash, intangibles and certain other assets. The interest rate on outstanding borrowings is equal to, at the Company’s election, either 1) the lender’s base rate plus the applicable margin, or 2) a LIBOR rate plus the applicable margin. The applicable margin for base rate borrowings is 0.50% for Tranche A borrowings and was 2.00% for Tranche A-1 borrowings. The applicable margin for LIBOR rate borrowings is 1.50% for Tranche A borrowings and was 3.00% for Tranche A-1 borrowings. The Company also pays an unused line fee under the Credit Facility of 0.25% per annum.

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

In connection with the original execution and subsequent amendments of the Credit Facility, the Company incurred deferred financing costs of $1,173,000. These deferred financing costs are being amortized over the term of the Credit Facility agreement and included in “interest expense, net” in the consolidated statements of operations.

As of January 28, 2017 the Company had $4,600,000 in outstanding borrowings under the Credit Facility and $5,827,000 in letters of credit, with $19,374,000 of availability under the Credit Facility based on the Company’s Borrowing Base formula and availability reserve requirements. As of January 30, 2016 the Company had $28,400,000 in outstanding borrowings under the Credit Facility, of which $22,400,000 were Tranche A borrowings and $6,000,000 were Tranche A-1 borrowings, and $6,348,000 in letters of credit, with $20,347,000 of availability under the Credit Facility based on the Company’s Borrowing Base formula and minimum Excess Availability requirement. As of January 31, 2015 and September 30, 2014 the Company had no outstanding borrowings under the Credit Facility and $6,424,000 in letters of credit, with $49,076,000 of availability under the Credit Facility based on the Company’s Borrowing Base formula and minimum Excess Availability requirement. For fiscal 2016, 2015, 2014 and the four months ended January 31, 2015 Tranche A borrowings had a weighted interest rate of 2.84%, 3.05%, 3.75% and 3.75% per annum, respectively, and Tranche A-1 borrowings had a weighted interest rate of 3.43%, 4.89%, 5.25% and 5.25% per annum, respectively. During fiscal 2016, 2015, 2014 and the four months ended January 31, 2015 the Company’s average level of direct borrowings was$11,191,000, $26,835,000, $24,000 and $630,000, respectively, and the Company’s maximum borrowings during fiscal 2016, 2015, 2014 and the four months ended January 31, 2015 were $42,700,000, $40,900,000, $1,400,000 and $5,800,000, respectively.

9.	LONG-TERM DEBT

On March 25, 2016 the Company entered into a Term Loan Credit Agreement (the “Term Loan Agreement”) for a $32,000,000 term loan due March 25, 2021 (the “Term Loan”), the proceeds of which were received on March 25, 2016 and were used to repay a portion of the outstanding indebtedness under the Company’s existing Credit Facility (see Note 8). The interest rate on the Term Loan is equal to a LIBOR rate (with a 1.00% LIBOR floor) plus 7.50%. The Company is required to make minimum repayments of the principal amount of the Term Loan in quarterly installments of $800,000 each, with the remaining outstanding balance payable on the maturity date. Additionally, the Term Loan can be prepaid at the Company's option subject to certain restrictions, in part or in whole at any time, subject to the payment of a prepayment premium as follows: 1) 3% on or prior to the first anniversary of the closing date, 2) 2% from the first anniversary to the second anniversary of the closing date, and 3) 1% after the second anniversary but on or prior to the third anniversary of the closing date. Effective December 19, 2016 the Company’s Term Loan lenders consented to the Merger and the Term Loan Agreement was amended to change the definition of Consolidated EBITDA (see below) to allow the Company to add back certain transaction costs relating to the Merger and modified the financial covenant limiting capital expenditures (see below). Effective April 7, 2017 the Term Loan Agreement was further amended to allow the Company to enter into certain equipment financing arrangements, on the condition that a portion of the proceeds of such financing be applied as a prepayment of the Term Loan. The April 7, 2017 Term Loan Agreement amendment also provides for an additional reserve of $5,000,000 against availability under the Credit Facility that will be reduced dollar for dollar for prepayments of the Term Loan in accordance with the amendment (see Note 8) and deletes the covenant requiring maintenance of a minimum level of Consolidated EBITDA (see below).

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Term Loan is secured by a security interest in substantially all of the assets of the Company, including accounts receivable, inventory, equipment, letter of credit rights, cash, intellectual property and other intangibles, and certain other assets. The security interest granted to the Term Lenders is, in certain respects, subordinate to the security interest granted to the Credit Facility Lender. The Term Loan Agreement prohibits the payment of dividends or share repurchases by the Company for three years and imposes certain restrictions on the Company's ability to, among other things, incur additional indebtedness and enter into other various types of transactions. The Term Loan Agreement, as amended on April 7, 2017, requires the Company to maintain Excess Availability (as defined in the related Credit Facility agreement) equal to the greater of 10% of the Combined Loan Cap (as defined in the related Credit Facility agreement) or $10,000,000.  Prior to the April 7, 2017 Term Loan Agreement amendment, the Company was required to maintain quarterly Consolidated EBITDA (as defined in the related Term Loan Agreement) in an amount not less than the levels specified for each period in the Term Loan Agreement up to $30,000,000 for the four fiscal quarters ending on February 1, 2010 and thereafter. For fiscal 2016 the Company’s Consolidated EBITDA exceeded the Consolidated EBITDA requirement of $19,000,000. The April 7, 2017 Term Loan Agreement amendment prohibits the Company from making capital expenditures (net of tenant allowances) in excess of a specified amount in any period of four fiscal quarters (subject to carryforward of 50% of any underutilization). The limitation on capital expenditures ranges from $16,000,000 for the four fiscal quarters ending on January 28, 2017 to $10,500,000 for the four fiscal quarters ending on February 3, 2018, and increases to $17,000,000 for the four fiscal quarters ending on May 5, 2018 and thereafter. For fiscal 2016 the Company’s net capital expenditures did not exceed the $16,000,000 limit. Any amounts outstanding under the Term Loan may be accelerated and become due and payable immediately upon an event of default and expiration of any applicable cure period. The specified events of default are substantially the same as those in the Credit Facility agreement (see Note 8).

In connection with the execution of the Term Loan Agreement and subsequent amendments, the Company incurred deferred financing costs of $1,491,000. These deferred financing costs are reflected as a direct deduction from the Term Loan liability in the consolidated balance sheet and are being amortized over the term of the Term Loan Agreement and included in “interest expense, net” in the consolidated statements of operations.

As of January 28, 2017 and January 30, 2016 there was $9,302,000 and $12,199,000, respectively, outstanding under a five-year equipment financing arrangement with the Company’s Credit Facility bank. The equipment note bears annual interest at 3.38%, with payments of $272,000 (including interest) due monthly through December 2019. The equipment note is collateralized by substantially all of the material handling equipment at the Company’s distribution facility in Florence, New Jersey (see Note 5). Any amounts outstanding under the equipment note may be accelerated and become due and payable immediately upon an event of default and expiration of any applicable cure period. The specified events of default are substantially the same as those in the Credit Facility agreement (see Note 8).

Future maturities of long-term debt are as follows (in thousands):

Fiscal Year

2017	$7,251
2018	6,308
2019	5,343
2020	3,200
2021	17,600
$39,702

10.	FAIR VALUE MEASUREMENTS

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

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At both January 28, 2017 and January 30, 2016 the Company had cash equivalents of $4,000. The Company’s cash equivalents consist of investments in money market funds for which the carrying value approximates fair value (based on Level 1 inputs) due to the short-term nature of those instruments. The carrying values of trade receivables and accounts payable approximate fair value due to the short-term nature of those instruments.

The Company’s Credit Facility has variable interest rates that are tied to market indices. As of January 28, 2017 and January 30, 2016 the Company had $4,600,000 and $28,400,000, respectively, of direct borrowings outstanding under the Credit Facility. The carrying value of the Company’s Credit Facility borrowings approximates fair value as the variable interest rates approximate current market rates, which the Company considers to be Level 2 inputs.

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

The Company’s Board of Directors previously approved a program to repurchase up to $10,000,000 of the Company’s outstanding common stock that expired as of July 31, 2016. Under the program, the Company was authorized to repurchase shares from time to time through solicited or unsolicited transactions in the open market or in negotiated or other transactions. No shares were repurchased under this program. The Term Loan Agreement, effective March 25, 2016, prohibits the payment of dividends or share repurchases by the Company for three years.

The Company has authorization to issue up to 1,656,381 shares of preferred stock, par value $0.01, with 300,000 shares authorized for Series B Junior Participating Preferred Stock. There was no preferred stock issued or outstanding as of January 28, 2017 and January 30, 2016.

12.	EQUITY AWARD PLANS

In January 2006 the stockholders of the Company approved the adoption of the Amended and Restated 2005 Equity Incentive Plan (the “2005 Plan”) and, subsequently, have approved amendments to increase the number of issuable shares. Under the 2005 Plan, employees, directors, consultants and other individuals who provide services to the Company may be granted awards in the form of stock options, stock appreciation rights, restricted stock, restricted stock units or deferred stock units. Up to 2,800,000 shares of the Company’s common stock may be issued in respect of awards under the 2005 Plan, as amended, with no more than 1,500,000 of those shares permitted to be issued in respect of restricted stock, restricted stock units, or deferred stock units granted under the 2005 Plan. Awards of stock options to purchase the Company’s common stock will have exercise prices as determined by the Compensation Committee of the Board of Directors (the “Compensation Committee”), but such exercise prices may not be lower than the fair market value of the stock on the date of grant.

No stock options have been granted by the Company with an exercise price less than the fair market value of the Company’s common stock on the date of grant for any of the periods presented. The majority of the stock options issued under the 2005 Plan vest ratably over four-year periods and stock options issued under the 2005 Plan generally expire ten years from the date of grant. Restricted stock awards issued under the 2005 Plan have restrictions that lapse ratably over periods ranging from one to four years. The non-executive chairman of the Company’s Board of Directors is granted 6,000 shares of restricted stock and each non-employee director, other than the non-executive chairman, of the Company’s Board of Directors is granted 4,000 shares of restricted stock on an annual basis that will vest one year from the date of grant. The Company issues new shares of common stock upon exercise of vested stock options. As of January 28, 2017 there were 272,294 shares of the Company’s common stock available for grant under the 2005 Plan in the form of stock options, restricted stock, restricted stock units or deferred stock units.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock option activity for all plans was as follows:

	Outstanding Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
	(in thousands)		(years)	(in thousands)

Balance—January 30, 2016	720	$16.00
Granted	451	7.16
Exercised	(2)	3.52
Forfeited	(64)	15.62
Expired	(150)	17.19
Balance—January 28, 2017	955	$11.68	8.3	$ 2
Exercisable—January 28, 2017	273	$16.26	7.1	$ 1

During fiscal 2016, 2015, 2014 and the four months ended January 31, 2015 the total intrinsic value of stock options exercised was $5,000, $63,000, $3,576,000 and $93,000, respectively. The total cash received from these stock option exercises was $6,000, $69,000, $271,000 and $29,000, respectively, and the actual tax benefit realized for the tax deductions from these option exercises was $2,000, $24,000, $1,347,000 and $35,000, respectively. During fiscal 2014 and the four months ended January 31, 2015 options to purchase  176,899 and 10,000 shares of common stock, respectively, with aggregate exercise prices of, $1,976,000 and $69,000, respectively, were exercised by the option holders and net-share settled by the Company, such that the Company withheld  68,739 and 4,455 shares of the Company’s common stock, respectively, which had a fair market value equal to the aggregate exercise prices of the stock options.

The weighted-average fair value of stock options granted during fiscal 2016, 2015, 2014 and the four months ended January 31, 2015 was estimated to be $2.96, $2.58, $8.21 and $3.04 per option share, respectively. The weighted-average fair value of each option granted is calculated on the date of grant using the Black-Scholes option pricing model.

Weighted-average assumptions for option grants were as follows:

	Year Ended		Four Months Ended	Year Ended
	January 28, 2017	January 30, 2016	January 31, 2015	September 30, 2014

Expected dividend yield	none	5.7%	5.6%	3.2%
Expected price volatility	45.0%	36.1%	38.1%	49.1%
Risk-free interest rate	1.3%	1.4%	1.8%	1.4%
Expected life	5.3 years	5.0 years	5.4 years	4.7 years

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

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes information about stock options outstanding as of January 28, 2017:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	(in thousands)	(years)		(in thousands)

$ 3.52 to $ 7.00	83	9.5	$5.68	1	$3.52
7.01 to 8.00	368	9.2	7.49	—	—
8.01 to 14.00	25	5.3	11.64	17	11.80
14.01 to 15.00	370	7.8	14.34	183	14.33
15.01 to 19.00	16	8.0	15.51	5	15.59
19.01 to 23.00	73	6.5	20.17	52	20.38
23.01 to 31.38	20	6.8	31.03	15	31.03
$ 3.52 to $31.38	955	8.3	$11.68	273	$16.26

Restricted stock activity for the 2005 Plan was as follows:

	Outstanding Restricted Shares	Weighted Average Grant Date Fair Value
	(in thousands)

Nonvested—January 30, 2016	181	$17.28
Granted	207	7.12
Vested	(96)	9.85
Forfeited	(16)	16.97
Nonvested—January 28, 2017	276	$9.55

The Compensation Committee established performance goals for the award of performance-based RSUs for the Company’s executive officers, under the 2005 Plan, in each of August 2016 and April 2016 (collectively the “Fiscal 2016 Awards”) and April 2015 (the “Fiscal 2015 Awards”). The RSUs earned, if any, under the awards will be based on the Company’s cumulative operating income, as defined in the applicable award agreement (“RSU Operating Income”) for a specified three-year period (“Performance Period”). The grant of any RSUs under these awards will generally be further contingent on the continued employment of the executive officers with the Company through the dates on which the shares in respect of these RSUs, if any, are issued following the end of the applicable Performance Periods, as well as the achievement of certain minimum levels of RSU Operating Income in the final fiscal year of each applicable Performance Period. Any dividends declared on the shares of the Company’s common stock underlying the RSUs will be credited as additional RSUs based on the fair market value of the Company’s common stock on the dividend record date. The additional RSUs, if any, will be earned on the same terms as the original RSUs.

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

Fiscal 2015 Awards include the prorated number of RSUs that may be earned by the Company’s former President and exclude RSUs forfeited by the Company’s former Executive Vice President & Chief Financial Officer. During fiscal 2016 the Company determined that the Fiscal 2016 Awards and Fiscal 2015 Awards were unlikely to be earned, even at the minimum level. No RSUs were earned under the awards for the three-year Performance Periods ending September 30, 2016, 2015 and 2014 because the Company’s RSU Operating Income during the Performance Period was less than the threshold RSU Operating Income required to earn the minimum level of award.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During fiscal 2016 three members of the Company’s Board of Directors received a cumulative total of 13,867 shares of restricted stock as compensation for their service on a special committee of the Board of Directors. The awards will vest at the earlier of 1) one day prior to the 2017 annual meeting of stockholders, 2) the end of the grantee’s Board service other than via resignation, or 3) a change in control of the Company (as defined in the 2005 Plan). During fiscal 2016, 10,974 deferred stock units were awarded to three members of the Company’s Board of Directors in lieu of cash retainers totaling $75,000.

Stock-based compensation expense in fiscal 2016, 2015, 2014 and the four months ended January 31, 2015 was $1,801,000, $2,784,000, $3,747,000 and $1,073,000, respectively. As of January 28, 2017 $3,626,000 of total unrecognized compensation cost related to all non-vested equity awards is expected to be recognized over a weighted-average period of 1.5 years.

During fiscal 2016, 2015, 2014 and the four months ended January 31, 2015 certain stock option exercises and vesting restricted stock awards were net-share settled by the Company such that the Company withheld shares of the Company’s common stock, which had a fair market value equivalent to the minimum statutory obligation for the applicable income and employment taxes for the awards, and the Company remitted the cash value to the appropriate taxing authorities. The total shares withheld in connection with tax obligations, which were 7,408, 15,024, 76,386 and 8,257, respectively, during fiscal 2016, 2015, 2014 and the four months ended January 31, 2015, are reflected as repurchase of common stock in the accompanying financial statements, and were based on the value of the Company’s common stock on the exercise or vesting date. The remaining shares, net of those withheld, were delivered to the award holders. Total payments for tax obligations to the tax authorities were $54,000, $127,000, $2,178,000 and $123,000 for fiscal 2016, 2015, 2014 and the four months ended January 31, 2015, respectively.

13.	OTHER CHARGES, NET

During the fourth quarter of fiscal 2015 the Company announced that it had received an unsolicited, non-binding preliminary merger proposal from the Company’s largest shareholder, Orchestra, a France-based retailer of children’s wear. On December 19, 2016 the Company entered into the Merger Agreement. The merger is expected to be completed during the third quarter of fiscal 2017. During fiscal 2016 and fiscal 2015 the Company incurred $3,154,000 and $61,000 of charges related to the merger proposal and Merger Agreement.

Prior to the completion of the Merger, the Company and Orchestra are evaluating opportunities for shared service arrangements. In connection therewith the Company has entered into two agreements with Orchestra USA Inc. (“Orchestra USA”), a wholly-owned subsidiary of Orchestra, under which the Company will provide real estate and construction project consulting services to commence in fiscal 2017. Orchestra USA will pay the Company $65,000 for each fully-executed real estate lease and pay up to $34,000 for each fully-completed construction project. As of January 28, 2017 no services had been performed under the consulting agreements and no payments were due to the Company.

During fiscal 2014 the Company incurred $1,045,000 of charges related to its proposal for a possible business combination with Mothercare plc, which was announced and subsequently withdrawn in July 2014.

In August 2014 the Company announced the appointment of Anthony M. Romano as the Company’s new Chief Executive Officer (“CEO”). Subsequent to the CEO change, the Company commenced a program to evaluate its business processes, key management personnel and planning resources. In connection with this evaluation, the Company changed its fiscal year (see below) and continues to implement changes to certain business processes that have resulted in replacement of certain key management personnel and reductions in headcount, with a focus on improving inventory management, driving sales productivity, optimizing real estate and controlling costs. Key management changes included elimination of the separate function of President in December 2015 in a further effort to streamline the Company’s operations and its reporting structure. The Company implemented an improved product life cycle calendar in fiscal 2015, completed the implementation of a new planning and allocation tool in fiscal 2016 and completed a re-platforming of each of its e-commerce sites in early fiscal 2017, as it continues to improve its planning and allocation methodologies and e-commerce platform. The Company’s real estate strategy includes increased focus on the Company’s two key maternity apparel brands with strategic phase-out and elimination of certain non-core brands and business relationships. During fiscal 2016, 2015, 2014 and the four months ended January 31, 2015 the Company incurred $1,760,000, $4,196,000, $4,256,000 and $2,951,000, respectively, of charges related to these management and organizational changes.

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

During fiscal 2015 and the four months ended January 31, 2015 the Company incurred $27,000 and $1,245,000, respectively, of charges related to its change to a retail calendar-based fiscal year.

A summary of the charges incurred in connection with the proposed business combinations, management and organizational changes, facilities relocations and fiscal year change for fiscal 2016, 2015, 2014 and the four months ended January 31, 2015 follows (in thousands):

	Year Ended		Four Months Ended	Year Ended
	January 28, 2017	January 30, 2016	January 31, 2015	September 30, 2014

Proposed Business Combinations
Legal and other professional fees	$3,154	$61	$—	$1,045

Management and Organizational Changes
Severance and related benefits	1,210	1,787	1,687	—
Non-core brand contract terminations	545	—	—	—
Consulting fees	5	1,388	591	—
Executive officer separation benefits	—	922	—	4,107
Contract termination	—	—	654	—
Other	—	99	19	149
Total management and organizational changes	1,760	4,196	2,951	4,256

Facilities Relocations
Pre-opening rent expense on new corporate headquarters and distribution facility	—	1,699	780	798
Moving and other costs	—	763	107	113
Accelerated depreciation and amortization expense	—	233	271	1,127
Gain on sale of building	—	—	—	(4,110)
Total facilities relocations	—	2,695	1,158	(2,072)

Fiscal Year Change
Audit and tax professional fees	—	—	1,036	—
Systems modifications	—	27	209	—
Total fiscal year change	—	27	1,245	—
Total other charges, net	$4,914	$6,979	$5,354	$3,229

14.	GOVERNMENT INCENTIVES

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

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The annual benefit from the Grow NJ award available to the Company is expected to significantly exceed the Company’s annual income tax liability to the State of New Jersey. In order to maximize the realizable value of the incentive package, in December 2013 the Company entered into an agreement with a third party to sell 75% or more of the annual income tax credits awarded to the Company. The Company recognizes its Grow NJ award on an annual basis for each fiscal year based on the realizable value of the award earned and expected to be received, primarily from the sale of the income tax credits, net of any associated costs. The Grow NJ award earned is reflected in the Company’s consolidated financial statements as a reduction to the costs incurred by the Company in connection with the relocations. The expected realizable amount of the Grow NJ award is included in the consolidated balance sheet in short-term deferred income taxes.

For fiscal 2015 the Company’s Grow NJ award of $3,600,000 (net of valuation allowance) was recognized during the third and fourth quarters of fiscal 2015, which represented the measurement period for the Company’s fiscal 2015 required average employment certification. In May 2016 the Company received $3,600,000 cash proceeds, net of costs, from the receipt and subsequent sale of the $4,000,000 tax credit certificate earned for fiscal 2015. For fiscal 2016 the Company’s Grow NJ award of $3,251,000 (net of valuation allowance) was recognized ratably during the fiscal year and is expected to be converted to a receivable and collected in fiscal 2017 upon sale of the income tax credits. During fiscal 2016 and fiscal 2015 the Company recognized $3,251,000 and $3,600,000, respectively, of cost reduction related to the Grow NJ award, of which $3,189,000 and $2,852,000 is included in the consolidated statements of operations, including reductions of cost of goods sold of $2,287,000 and $1,846,000, respectively, and reductions of selling, general and administrative expenses of $902,000 and $1,006,000, respectively. Additionally $810,000 and $748,000 is included in the consolidated balance sheets as of January 28, 2017 and January 30, 2016, respectively, as a reduction to overhead in inventory.

15.	INCOME TAXES

Income tax (benefit) provision was comprised of the following (in thousands):

	Year Ended		Four Months Ended	Year Ended
	January 28, 2017	January 30, 2016	January 31, 2015	September 30, 2014

Current provision (benefit)	$436	$(4,826)	$(3,890)	$6,581
Deferred provision (benefit)	24,614	2,020	(6,636)	(2,975)
Income tax provision (benefit)	$25,050	$(2,806)	$(10,526)	$3,606

Federal provision (benefit)	$19,202	$(1,962)	$(9,296)	$5,109
State provision (benefit)	5,679	(575)	(1,165)	(1,674)
Foreign provision (benefit)	169	(269)	(65)	171
Income tax provision (benefit)	$25,050	$(2,806)	$(10,526)	$3,606

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of the statutory federal tax rate to the Company’s effective income tax rates follows:

	Year Ended		Four Months Ended	Year Ended
	January 28, 2017	January 30, 2016	January 31, 2015	September 30, 2014

Statutory federal tax rate	(35.0)%	(35.0)%	(35.0)%	35.0%
State tax rate, net of federal effect	5.4	(2.3)	(2.3)	3.2
(Benefit) provision for uncertain income tax positions, net of federal effect	(1.8)	(2.8)	(0.4)	2.1
Settlements of uncertain income tax positions, net of federal effect	—	—	—	(13.0)
Other	(3.7)	1.6	—	(1.7)
Valuation allowance	360.0	—	—	—
Effective income tax rate	324.9%	(38.5)%	(37.7)%	25.6%

The deferred tax effects of temporary differences giving rise to the Company’s net deferred tax assets were as follows (in thousands):

	January 28, 2017	January 30, 2016

Deferred tax assets:
Net operating loss carryforwards	$13,201	$11,296
Deferred rent	9,454	10,004
Employee benefit accruals	3,041	3,836
Grow NJ award benefit, net	2,268	2,493
Inventory reserves	2,131	3,320
Federal tax credit carryforwards	1,247	618
Stock-based compensation	855	1,212
Other accruals	1,905	1,896
Other	1,960	2,062
	36,062	36,737
Valuation allowance	(30,402)	(2,666)
	5,660	34,071
Deferred tax liabilities:
Depreciation and amortization	(1,860)	(4,570)
Prepaid expenses	(549)	(503)
	(2,409)	(5,073)

Net deferred tax assets	$3,251	$28,998

Accounting Standards Codification Topic 740, Income Taxes, requires that a valuation allowance be recorded to reduce deferred tax assets when it is more likely than not that the tax benefit of the deferred tax assets will not be realized. The evaluation includes the consideration of all available evidence, both positive and negative, regarding historical operating results including recent years with reported losses, the estimated timing of future reversals of existing taxable temporary differences, estimated future taxable income exclusive of reversing temporary differences and carryforwards, and potential tax planning strategies which may be employed to prevent an operating loss or tax credit carryforward from expiring unused. In situations where a three-year cumulative loss condition exists, accounting standards limit the ability to consider projections of future results as positive evidence to assess the realizability of deferred tax assets.  In fiscal 2016 the Company’s financial results reflected a three-year cumulative loss. The three-year cumulative loss constitutes significant negative evidence, limiting the Company’s ability to consider other positive evidence, such as the Company’s projections for future growth. Consequently, in fiscal 2016 the Company recorded a non-cash charge of $27,758,000 as a valuation allowance against substantially all of its deferred tax assets. The establishment of this valuation allowance has no effect on the Company’s ability to utilize the deferred tax assets to offset future taxable income, if generated. As required by GAAP, the Company will continue to assess the likelihood that the deferred tax assets will be realizable in the future and the valuation allowance will be adjusted accordingly. The tax benefits relating to any reversal of the valuation allowance on the net deferred tax assets in a future period will be recognized as a reduction of future income tax expense in that period.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company assessed that it was unlikely that sufficient future state specific taxable income will be generated to fully use the available state net operating loss carryforwards, and accordingly, a valuation allowance has been recorded to recognize only the portion of the deferred tax asset that is considered more likely than not to be realized. The Company does not record state tax benefits associated with temporary differences for certain other states in which it has net operating losses, given the continued historical uncertainty related to realizing such state tax benefits. Had the state tax benefits been reflected for these states, the deferred tax assets (excluding state net operating loss carryforwards) as of January 28, 2017 would be approximately $980,000 higher.

The accounting standard for uncertain income tax positions clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements and also contains guidance on the measurement of uncertain tax positions.

A reconciliation of gross unrecognized tax benefits for uncertain tax positions follows (in thousands):

	Year Ended		Four Months Ended	Year Ended
	January 28, 2017	January 30, 2016	January 31, 2015	September 30, 2014

Balance at beginning of period	$961	$1,537	$1,691	$4,218
Additions for current period tax positions	—	—	—	192
Additions for prior period tax positions	13	48	8	231
Reductions of prior period tax positions	(222)	(470)	(162)	(2,700)
Payments	—	(154)	—	(250)
Balance at end of period	$752	$961	$1,537	$1,691

As of January 28, 2017 gross unrecognized tax benefits included accrued interest and penalties of $323,000. During fiscal 2016, 2015, 2014 and the four months ended January 31, 2015 interest and penalties of $(28,000), $(83,000), $(1,391,000), and $(29,000), respectively, related to unrecognized tax benefits, were included in income tax provision (benefit). If recognized, the portion of the liability for unrecognized tax benefits that would impact the Company’s effective tax rate was $544,000, net of federal tax benefit.

As of January 28, 2017, January 30, 2016 and January 31, 2015 the Company had income taxes receivable of $4,875,000, $5,859,000 and $6,778,000, respectively, which are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets.

During the twelve months subsequent to January 28, 2017 it is reasonably possible that the gross unrecognized tax benefits could potentially decrease by approximately $356,000 (of which approximately $228,000 would affect the effective tax rate, net of federal expense) for uncertain tax positions, primarily from the effect of expiring statutes of limitations, partially offset by the continued effect of interest on unrecognized tax benefits.

The Company’s United States Federal income tax returns for the years ended September 30, 2012 and thereafter remain subject to examination by the United States Internal Revenue Service. The Company also files tax returns in Canada, India, Kuwait and numerous United States state jurisdictions, which have varying statutes of limitations. Generally, Canadian tax returns for tax years ended September 30, 2008 and thereafter, Indian tax returns for tax years ended March 31, 2010 and thereafter, and United States state tax returns for tax years ended September 30, 2012 and thereafter, depending upon the jurisdiction, remain subject to examination. However, the statutes of limitations on certain of the Company’s United States state tax returns remain open for tax years prior to fiscal 2012.

16.	COMMITMENTS AND CONTINGENCIES

The Company leases its retail facilities and certain equipment under various non-cancelable operating leases. Certain of these leases have renewal options. Total rent expense (including related occupancy costs, such as insurance and maintenance, paid to landlords) under operating leases amounted to $56,830,000, $58,120,000, $58,682,000 and $19,350,000 in fiscal 2016, 2015, 2014 and the four months ended January 31, 2015, respectively. Such amounts exclude contingent rentals based upon a percentage of sales totaling $977,000, $1,359,000, $1,735,000 and $454,000 in fiscal 2016, 2015, 2014 and the four months ended January 31, 2015, respectively.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company completed the relocation of its corporate headquarters to Moorestown, New Jersey in January 2015 and completed the relocation of its distribution operations to Florence, New Jersey in August 2015. The lease for the new corporate headquarters building was signed in September 2013 and rent payments commenced in March 2015. The lease for the new Florence distribution center building was signed in December 2013. In December 2014 the Company received notice of substantial completion and lease commencement from the landlord for the distribution center building. Accordingly, the Florence lease commenced effective January 2015, with the first rent payment paid as of March 2015. Future minimum payments for the two leases are included in the table below.

Store, office and distribution facility leases generally provide for payment of direct operating costs in addition to rent.

Future annual minimum lease payments, for facilities leases excluding such direct operating costs, as well as leases for equipment rental, as of January 28, 2017, are as follows (in thousands):

Fiscal Year

2017	$40,303
2018	33,360
2019	27,848
2020	21,701
2021	18,288
2022 and thereafter	57,163
$198,663

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

Effective August 10, 2014 and as amended December 3, 2014, the Company entered into an employment agreement with Anthony M. Romano, in connection with the hiring of Mr. Romano as the Company’s CEO. In a further effort to streamline the Company’s operations and its reporting structure, the separate President function was eliminated and Mr. Romano assumed the additional title of President effective December 7, 2015. Mr. Romano’s employment agreement provided that Mr. Romano’s annual base salary would be $825,000. Base salary earned for Mr. Romano was $825,000, $825,000, $117,000 and $275,000 for fiscal 2016, 2015, 2014 and the four months ended January 31, 2015, respectively. The agreement also provides for salary continuation and severance payments should employment of the executive be terminated under specified conditions, as defined therein. Additionally, Mr. Romano is eligible for an annual cash bonus based on performance and an annual equity grant with a grant date fair value equal to 100% of Mr. Romano’s base salary. For the Company’s fiscal year end change transition period October 1, 2014 to January 31, 2015 through its 2015 fiscal year ended January 30, 2016, the equity grant had a grant date fair value equal to 133% of Mr. Romano’s base salary and was a mixture of 50% stock options, 25% time-vested restricted stock and 25% performance-based restricted stock units. The agreement continues in effect until terminated by either the Company or the executive in accordance with the termination provisions of the agreement.

During fiscal 2014 the Company had an employment agreement with Edward M. Krell, the Company’s former CEO. Base salary earned for Mr. Krell was $681,000 for fiscal 2014. Effective August 10, 2014 Mr. Krell resigned as CEO. In connection with Mr. Krell’s resignation as CEO, the Company entered into a separation agreement with Mr. Krell (the “Krell Separation Agreement”). The Krell Separation Agreement provided a) that Mr. Krell would receive a lump sum payment of $3,338,000, which was paid in February 2015, b) accelerated vesting of stock option and restricted stock awards and c) continuation of certain insurance and fringe benefits for up to three years. The Krell Separation Agreement also provides for the restrictive covenants set forth in Mr. Krell’s employment agreement to continue in effect until three years after Mr. Krell’s separation from the Company.

During fiscal 2015, 2014 and the four months ended January 31, 2015 the Company had an employment agreement with Christopher F. Daniel, the Company’s former President. Base salary earned for Mr. Daniel was $453,000, $533,000 and $178,000 for fiscal 2015, 2014 and the four months ended January 31, 2015, respectively. Effective December 7, 2015 Mr. Daniel left the Company as a result of the elimination of the separate President function. In connection with Mr. Daniel’s departure, the Company entered into a separation agreement with Mr. Daniel (the “Daniel Separation Agreement”). The Daniel Separation Agreement provided a) that Mr.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Daniel would receive one year of base salary, one-half of which was paid as a lump sum in June 2016 and the balance of which was paid monthly thereafter, totaling $535,000, b) payment to Mr. Daniel of a pro-rata annual bonus for fiscal 2015, c) lump sum payments to Mr. Daniel totaling $104,000 in January 2016, primarily for consulting services from his date of separation through January 31, 2016 and d) continuation of certain insurance and fringe benefits for up to 14 months.  The Daniel Separation Agreement also modifies the restrictive covenants set forth in Mr. Daniel’s employment agreement and provides that such covenants will continue in effect until two years after Mr. Daniel’s separation.

Effective July 20, 2016 the Company entered into an employment agreement with David Stern, in connection with hiring of Mr. Stern as the Company’s Executive Vice President & Chief Financial Officer. Mr. Stern’s employment agreement provided that Mr. Stern’s annual base salary would be $405,000.  Base salary earned for Mr. Stern was $195,000 for fiscal 2016. The agreement also provides for salary continuation and severance payments should employment of the executive be terminated under specified conditions, as defined therein. Additionally, Mr. Stern is eligible for an annual cash bonus based on performance. The agreement continues in effect until terminated by either the Company or the executive in accordance with the termination provisions of the agreement.

During fiscal 2016, 2015, 2014 and for the four months ended January 31, 2015 the Company had an employment agreement with Judd P. Tirnauer, the Company’s former Executive Vice President & Chief Financial Officer. Base salary earned for Mr. Tirnauer was $128,000, $405,000, $402,000 and $135,000 for fiscal 2016, 2015, 2014 and the four months ended January 31, 2015, respectively. Effective April 22, 2016 Mr. Tirnauer resigned as Executive Vice President & Chief Financial Officer to take a senior leadership role with a private specialty retailer.

The Company has an employment agreement with Ronald J. Masciantonio, the Company’s Executive Vice President & Chief Administrative Officer. Effective November 22, 2011 Mr. Masciantonio was promoted from Senior Vice President & General Counsel to Executive Vice President & General Counsel and, effective November 15, 2012 Mr. Masciantonio was promoted to the additional position of Chief Administrative Officer and continued to serve as the Company’s General Counsel until August 16, 2013. On November 15, 2012 the Compensation Committee approved an increase to Mr. Masciantonio’s annual base salary from $320,000 to $360,000, effective December 1, 2012. On December 4, 2013 the Compensation Committee approved an increase to Mr. Masciantonio’s annual base salary from $360,000 to $390,000. Base salary earned for Mr. Masciantonio was $390,000, $390,000, $385,000 and $130,000 for fiscal 2016, 2015, 2014 and the four months ended January 31, 2015, respectively. The agreement also provides for salary continuation and severance payments should employment of the executive be terminated under specified conditions, as defined therein. Additionally, Mr. Masciantonio is eligible for an annual cash bonus based on performance. The agreement continues in effect until terminated by either the Company or the executive in accordance with the termination provisions of the agreement.

18.	EMPLOYEE BENEFIT PLANS

The Company has a 401(k) savings plan for all eligible employees who elect to participate. Participating employees can contribute up to 20% of their eligible compensation. Through December 31, 2015 employees who met certain criteria were eligible for a matching contribution from the Company based on a sliding scale. Company matches were made in the first quarter of the succeeding calendar year and vest over a period of approximately six years from each employee’s commencement of employment with the Company. Company matching contributions totaling $123,000, $144,000 and $75,000 were made in fiscal 2016, 2015 and 2014, respectively, which were net of $20,000 and $63,000 of cumulative plan forfeitures in fiscal 2016 and 2014, respectively. In addition, the Company may make discretionary contributions to the plan, which vest over a period of approximately six years from each employee’s commencement of employment with the Company. The Company has not made any discretionary contributions.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly financial results for the fiscal years ended January 28, 2017 and January 30, 2016 were as follows (in thousands, except per share amounts):

	Quarter Ended
Fiscal 2016	1/28/17	10/29/16	7/30/16	4/30/16

Net sales	$100,158	$102,582	$106,529	$124,430
Gross profit	51,038	54,288	54,830	67,272
Net income (loss)	(32,786)	(1,506)	(2,509)	4,041
Net income (loss) per share—Basic	(2.39)	(0.11)	(0.18)	0.30
Net income (loss) per share—Diluted	(2.39)	(0.11)	(0.18)	0.30

	Quarter Ended
Fiscal 2015	1/30/16	10/31/15	8/01/15	5/02/15

Net sales	$118,287	$119,548	$119,306	$141,612
Gross profit	58,928	60,401	55,308	71,403
Net income (loss)	(3,062)	(1,274)	(2,682)	2,535
Net income (loss) per share—Basic	(0.22)	(0.09)	(0.20)	0.19
Net income (loss) per share—Diluted	(0.22)	(0.09)	(0.20)	0.19

The Company’s business, like that of other retailers, is seasonal. The Company’s quarterly net sales have historically been highest in the peak Spring selling season, which under the Company’s 4-5-4 retail fiscal calendar ending on the Saturday nearest January 31 of each year, generally occurs during the Company’s first and second fiscal quarters. Given the historically higher sales level in that timeframe and the relatively fixed nature of most of the Company’s operating expenses, the Company has typically generated a very significant percentage of its full year operating income and net income during the calendar months of March through May.

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

Geographic Information.    Geographic revenue information is allocated based on the country in which the products or services are sold, and in the case of international franchise revenues, on the location of the customer. Information concerning the Company’s operations by geographic area is as follows (in thousands):

	Year Ended		Four Months Ended	Year Ended
	January 28, 2017	January 30, 2016	January 31, 2015	September 30, 2014

Net Sales to Unaffiliated Customers
United States	$405,921	$468,282	$156,683	$489,026
Foreign	27,778	30,471	8,961	27,933

	January 28, 2017	January 30, 2016

Long-Lived Assets, Net
United States	$81,811	$90,338
Foreign	2,310	3,483

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Major Customers.    For the periods presented, the Company did not have any one customer who represented more than 10% of its net sales.

21.	INTEREST EXPENSE, NET

Interest expense, net is comprised of the following (in thousands):

	Year Ended		Four Months Ended	Year Ended
	January 28, 2017	January 30, 2016	January 31, 2015	September 30, 2014

Interest expense	$3,578	$1,529	$245	$418
Interest income	(3)	(9)	(3)	(14)
Interest expense, net	$3,575	$1,520	$242	$404

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at beginning of period	Additions charged to costs and expenses	Deductions and reclassifications	Balance at end of period (1)

Year Ended January 28, 2017
Product return reserve	$1,736	$—	$(121)	$1,615

Year Ended January 30, 2016
Product return reserve	$2,084	$—	$(348)	$1,736

Four Months Ended January 31, 2015
Product return reserve	$2,708	$—	$(624)	$2,084

Year Ended September 30, 2014
Product return reserve	$2,702	$6	$—	$2,708

(1)

As of January 28, 2017, January 30, 2016, January 31, 2015, and September 30, 2014 the Company’s product return reserve reflects the estimated gross sales value of estimated product returns, which had an estimated cost value of $775, $887, $1,085 and $1,173, respectively.

INDEX OF EXHIBITS

Exhibit No.	Description

3.2	Bylaws of the Company, effective December 22, 2016

10.37	Consulting Agreement, dated as of January 27, 2017, by and between Destination Maternity Corporation and Orchestra-Prémaman USA Inc.

10.38	Consulting Agreement for Construction Project Management and Architectural Services, dated as of February 3, 2017, by and between Destination Maternity and Orchestra-Prémaman USA Inc.

23	Consent of KPMG LLP

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Executive Vice President & Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Executive Vice President & Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document