Form 10-K/A
period 2017-01-28
Destination Maternity Corp
filed 2017-05-26
CIK 896985

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed using $5.62, the price at which the common equity was last sold as of July 29, 2016 (the last trading day of the Registrant’s most recently completed second fiscal quarter), was approximately $66,000,000.

On May 23, 2017 there were 13,986,179 shares of the Registrant’s common stock, $.01 par value, outstanding.

EXPLANATORY NOTE

Destination Maternity Corporation (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended January 28, 2017 (the “Original Form 10-K Filing”), which was originally filed with the Securities and Exchange Commission (the “SEC”) on April 13, 2017, solely to set forth information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K. This Amendment amends and restates in its entirety Items 10, 11, 12, 13 and 14 of Part III. In addition, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Item 15 of Part IV of the Original Form 10-K Filing has been amended and restated solely to include as exhibits new certifications by our principal executive officer and principal financial officer.

Except as expressly set forth herein, this Amendment does not reflect facts or events occurring after the date of the Original Form 10-K Filing or modify or update any of the other disclosures contained therein in any way other than as required to reflect the amendments discussed above. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K Filing and the Company’s other filings with the SEC.

i

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Board of Directors

Set forth below are the names and certain information about each of our directors.

Arnaud Ajdler, 41, has served as a director of the Company since March 2008, and as Non-Executive Chairman of the Board of Directors since February 2011. Mr. Ajdler is currently Managing Partner of Engine Capital LP. Prior to founding Engine Capital in February 2013, Mr. Ajdler served as a Managing Director of Crescendo Partners II, L.P. from December 2005 to February 2013. He has also served as a director and on the compensation and nominating and corporate governance committees of Stewart Information Services Corporation since May 2014 and as a director and on the compensation committee of StarTek since May 2015. Mr. Ajdler is also an Adjunct Professor at Columbia University Business School where he teaches a course in Value Investing. He also served as a director and chair of the corporate governance and nominating committee of Charming Shoppes, Inc. from 2008 until the company was acquired in June 2012, as a director and on the compensation and human resources committee of O’Charley’s Inc. from March 2012 until the Company was acquired in April 2012, and as a director and on the audit and corporate governance, human resources and compensation committees of Imvescor Restaurant Group from July 2013 to March 2016. Since its inception in June 2006, Mr. Ajdler has served as a member of the board of directors and the Secretary of Rhapsody Acquisition Corp., an OTC Bulletin Board-listed blank check company formed to effect a business combination with an operating business. From June 2004 until June 2006, Mr. Ajdler also served as the Chief Financial Officer, a director and the Secretary of Arpeggio Acquisition Corporation. Arpeggio completed its business combination with Hill International, Inc. in June 2006, and until June 2009, Mr. Ajdler served as a director of the surviving company, a NYSE listed company. From August 2006 until the company was acquired in October 2007, Mr. Ajdler served as a director of The Topps Company, Inc. As a managing director of an investment firm that has investments in a number of apparel companies, Mr. Ajdler has gained extensive knowledge of our industry. He also brings significant experience gained from service on the board of directors of several companies.

Michael J. Blitzer, 67, has served as a director of the Company since January 2013. Mr. Blitzer has been a principal at Portsmouth Partners, LLC, an advisory firm that provides operational and strategic services to private equity groups that focus on retail, wholesale and consumer industries, since September 2005. He is also currently an advisory partner to Goode Partners, LLC, a private equity firm specializing in consumer industries, a position he has held since March 2006. Mr. Blitzer was an advisor to the Chief Executive Officer of The Kellwood Company, owned by Sun Capital Partners, Inc., a leading private investment firm focused on leveraged buyouts, equity, debt, and other investments in market-leading companies, from June 2012 to May 2013. From November 2002 to September 2005, Mr. Blitzer served as the Lead Independent Director and Vice Chairman of the board of directors of LeSportsac, Inc. Previously, Mr. Blitzer served as the Vice Chairman of Phillips-Van Heusen Corporation, one of the world’s largest apparel companies, from September 1997 until he retired in November 2002. Mr. Blitzer spent over 30 years combined at Phillips-Van Heusen Corporation and at Macy’s in various executive merchandising positions in Women’s and Menswear, Accessories, and Footwear. He has also worked as a consultant for a variety of companies in both apparel and accessories, including Neiman Marcus Group and Liz Claiborne, Inc. He currently serves on the board of Dover Saddlery, FullBeauty Brands, Lifestyle Brands, Villa, Lacrosse Unlimited, Forman Mills, the Aquidneck Land Trust, and Save The Bay. In addition to LeSportsac, Inc., Mr. Blitzer has, in the past, served on the boards of directors of Kate Spade, LLC, Kenneth Cole Productions, Inc., Charming Shoppes, Inc., All Saints Retail Limited, Charlotte Russe Holdings, Inc., Modell’s Sporting Goods, Intermix, LLC, and FullBeauty Brands. Mr. Blitzer brings to our Board of Directors his extensive experience in the various executive positions he has held in the apparel and accessories sectors, both retail and wholesale, and the perspective of an advisor who regularly deals with operational and strategic planning.

Barry Erdos, 73, has served as a director of the Company since January 2010. Mr. Erdos is a consultant in the retail industry. Mr. Erdos served as Chief Executive Officer of F.A.O. Schwarz, Inc. from March 2009 until its acquisition by Toys “R” Us in May 2009. From 2005 until 2008, Mr. Erdos was a director of Bluefly, Inc. where he was also President and Chief Operating Officer in 2008. Prior to joining Bluefly, Inc., Mr. Erdos held senior management positions with prominent retailers, including President and Chief Operating Officer of Build A Bear

Workshop, Chief Operating Officer of Ann Taylor, Inc., Chief Operating Officer of J. Crew Group, and Executive Vice President and Chief Financial Officer of The Limited Inc.’s Limited Express division. Mr. Erdos also served as a director of Trio Merger Corp. Mr. Erdos qualifies as an “audit committee financial expert” satisfying the rules of the SEC. Mr. Erdos’ qualification as an audit committee financial expert as well as his extensive management experience make him highly qualified to serve both as a director of the Company and a financial expert on the Audit Committee.

Melissa Payner-Gregor, 58, has served as a director of the Company since August 2009. Ms. Payner-Gregor is currently working as a consultant for several retail/e-commerce companies. She served as an advisor to Bluefly, Inc. in 2015, having previously served as the company’s Chief Executive Officer from August 2004 to 2012. In 2003, she was Bluefly’s President. Prior to joining Bluefly, Ms. Payner-Gregor held senior management positions with prominent retailers and consumer products companies, including Chief Executive Officer and President of Spiegel Catalog and President of Chico’s FAS. Ms. Payner-Gregor’s experience as manager of several successful retail establishments allows her to bring an important perspective to our Board of Directors, given the Company’s participation in the retail market. Through her experience as the chief executive officer of a leading online retailer and senior manager of several other successful retailers, Ms. Payner-Gregor brings significant knowledge to our Board of Directors in the areas of merchandising, marketing, eCommerce, business operations, risk management and corporate governance.

Anthony M. Romano, 54, has served as a director of the Company and its Chief Executive Officer since August 2014, and as its President since December 2015. Prior to joining the Company, Mr. Romano served as an independent management consultant since March 2013. From November 2013 through the present, Mr. Romano has been a member of the Board of Directors of Benco Dental Supply Company, a privately owned distributor of dental supplies, dental equipment and equipment services. Mr. Romano served as the President and Chief Executive Officer of Charming Shoppes, Inc., a women’s plus-size specialty apparel retailer, from March 2011 until March 2013, and as a Director of Charming Shoppes from March 2011 until June 2012. Charming Shoppes was a Nasdaq-traded public company until its acquisition by Ascena Retail Group, Inc. in June 2012. Mr. Romano served as Charming Shoppes’ Chief Operating Officer and acting CEO from October 2010 to March 2011, and as Charming Shoppes’ Executive Vice President–Global Sourcing and Business Transformation from February 2009 until October 2010. Prior to joining Charming Shoppes in February 2009, he served as executive vice president and chief supply chain officer for the women’s clothing retailer, Ann Taylor, Inc. (now owned by Ascena Retail Group, Inc.) from May 2005 through July 2008; as executive vice president, corporate operations for Ann Taylor from March 2004 through May 2005; and as senior vice president global logistics for Ann Taylor from June 1997 through March 2004. He started his career as a certified public accountant with the predecessor firm to Ernst & Young, and is a summa cum laude graduate of Syracuse University where he earned a Bachelor of Science degree in Accounting. In considering Mr. Romano for Director of the Company, the Board took into account his credentials and past working with other retailers.

B. Allen Weinstein, 70, has served as a director of the Company since January 2010. Mr. Weinstein is currently Executive Chairman and a director of Villa, a privately owned footwear and apparel retailer and Executive Chairman of Forman Mills, an off-price apparel retailer. From August 2009 to August 2012, Mr. Weinstein served as the Chief Executive Officer and a director of Body Central Corporation. Prior to joining Body Central, Mr. Weinstein was the Executive Vice President-Chief Merchandising Officer of The Cato Corporation from 2005 to 2009, having previously served as Executive Vice President, Chief Merchandising Officer of the Cato Division since 1997. From 1995 to 1997, Mr. Weinstein was Senior Vice President-Merchandising of Catherines Stores Corporation. From 1981 to 1995, he served as Senior Vice President of Merchandising of Beall’s, Inc. Mr. Weinstein’s extensive senior management experience in other apparel companies has exposed him to various retail business techniques, and provides him with relevant expertise in retailing that he brings to the Company’s Board of Directors.

Executive Officers

Information regarding our executive officers is set forth in the Original Form 10-K Filing under the heading “Item 1. Business—Executive Officers of the Company.”

Board Composition

Our Board of Directors currently consists of six members whose terms will expire at the next annual meeting of stockholders. Each director will hold office until his or her successor has been elected and qualified or until his or her earlier death, resignation or removal. Our Bylaws provide for the size of the Board of Directors to be determined by Board action taken from time to time.

Corporate Governance

Board of Directors Leadership Structure

The Board of Directors’ policy is that the roles of the Non-Executive Chair of the Board of Directors and the Chief Executive Officer should be separate and should not be held simultaneously by the same individual, thus enabling the Board of Directors to benefit from independent leadership. Mr. Arnaud Ajdler, an independent director, has served as the Non-Executive Chair of the Board of Directors since the Annual Meeting held in February 2011.

Inasmuch as the Non-Executive Chair of the Board of Directors is independent, the Board of Directors does not believe that a lead independent director is currently necessary. However, the Board of Directors in executive session would establish a lead independent director in the event of the need for emergency succession actions with respect to either or both the Non-Executive Chair and the Chief Executive Officer or for other purposes as the Board of Directors may determine. The independent directors who chair the Company’s Audit, Compensation, and Nominating and Corporate Governance Committees also provide leadership to the Board of Directors in their assigned areas of responsibility. The Board of Directors believes its current structure and operation as described here properly safeguard the independence of the Board of Directors.

Corporate Governance Principles

We maintain Corporate Governance Principles that provide a structure within which directors and management can effectively pursue the Company’s objectives for the benefit of its stockholders. Our Corporate Governance Principles are available on the Company’s investor website at http://investor.destinationmaternity.com or are available to our stockholders by writing to our Secretary at the following address: Destination Maternity Corporation, Attention: Secretary, 232 Strawbridge Drive, Moorestown, New Jersey 08057.

Code of Business Conduct and Ethics

Our Code of Business Conduct and Ethics is designed to promote the highest standards of business conduct in our relationships with each other and with our customers, suppliers and others. The Code of Business Conduct and Ethics contains basic principles to guide directors, officers and employees of our Company. Our Code of Business Conduct and Ethics is available on the Company’s investor website at http://investor.destinationmaternity.com or is available to our stockholders without charge by writing to our Secretary at the following address: Destination Maternity Corporation, Attention: Secretary, 232 Strawbridge Drive, Moorestown, New Jersey 08057.

Board of Directors Independence

The Company’s Corporate Governance Principles require that a majority of the Company’s directors be independent. The Nasdaq Stock Market listing standards require that a majority of the Company’s directors be independent and that the Audit, Compensation, and Nominating and Corporate Governance Committees be comprised entirely of independent directors. The Board of Directors has adopted standards to assist it in making the annual determination of each director’s independence status. These director independence standards, which are set forth in our Corporate Governance Principles, are consistent with the Nasdaq listing standards. A director will be considered “independent” if he or she meets the requirements of our director independence standards and the independence criteria in the Nasdaq listing standards.

The Board of Directors has affirmatively determined that all the Company’s current directors, except Mr. Anthony M. Romano, have no direct or indirect material relationship with the Company and satisfy the requirements to be considered independent.

The Board of Directors has determined that each of the Company’s current Audit, Compensation, and Nominating and Corporate Governance Committees is composed solely of independent directors. Independence for Audit Committee purposes requires compliance with applicable independence rules of the Securities and Exchange Commission (the “SEC”) in addition to the Nasdaq listing standards. In making the independence determinations for the Board of Directors and its committees, the Board of Directors reviewed all the directors’ relationships with the Company. This review is based primarily on a review of the responses of the directors to questions regarding employment, business, family, compensation and other relationships with the Company and its management.

Compensation Committee Interlocks and Insider Participation

None of the members of the Compensation Committee is currently or has been an officer or employee of the Company. No interlocking relationship exists between any member of the Company’s Board of Directors and the compensation committee of any other company.

The Board of Directors and Committee Meetings

During fiscal year 2016, the Board of Directors held eleven meetings that were called and held in person and six meetings that were called and held telephonically. Each director attended at least 75% of the aggregate of the total number of meetings of the Board of Directors and committees of the Board of Directors on which he or she served.

We expect all our directors to attend the annual meetings of stockholders. All our then-current directors attended last year’s annual meeting of stockholders.

The Board of Directors has three standing committees: an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee.

Audit Committee. During fiscal year 2016, the Audit Committee, which currently consists of Mr. Erdos, Chair, Mr. Blitzer and Ms. Payner-Gregor, held four meetings that were called and held in person and one meeting that was called and held telephonically. Mr. Erdos is designated as the “audit committee financial expert.” Mr. Erdos has no direct or indirect material relationship with the Company and satisfies the independence criteria in the Nasdaq listing standards. The function of the Audit Committee is to assist the Board of Directors in preserving the integrity of the financial information published by the Company through the review of financial and accounting controls and policies, financial reporting requirements, alternative accounting principles that could be applied and the quality and effectiveness of the independent registered public accountants. The Audit Committee’s charter is posted on the Company’s investor website at http://investor.destinationmaternity.com.

Compensation Committee. During fiscal year 2016, the Compensation Committee, which currently consists of Mr. Weinstein, Chair, Messrs. Ajdler and Erdos, held one meeting that was called and held in person and eight meetings that were called and held telephonically. The Compensation Committee considers recommendations of the Company’s management regarding compensation, bonuses and fringe benefits of the executive officers of the Company, and determines whether the recommendations of management are consistent with general policies, practices, and compensation scales established by the Board of Directors. In addition, the Compensation Committee administers the Company’s equity-based compensation plans. The Compensation Committee also reviews, and discusses with management, the Compensation Discussion and Analysis (“CD&A”) to be included in the Company’s annual proxy statement or annual report, as applicable, and determines whether to recommend to the Board of Directors that the CD&A be included in the proxy statement or annual report. The Compensation Committee’s charter is posted on the Company’s investor website at http://investor.destinationmaternity.com.

Nominating and Corporate Governance Committee. During fiscal year 2016, the Nominating and Corporate Governance Committee, which currently consists of Ms. Payner-Gregor, Chair, and Mr. Ajdler, did not hold any meetings. The Nominating and Corporate Governance Committee functions include establishing the criteria for selecting candidates for nomination to the Board of Directors, actively seeking candidates who meet those criteria, and making recommendations to the Board of Directors of nominees to fill vacancies on, or as additions to, the Board of Directors.

The Nominating and Corporate Governance Committee will consider director candidates who have relevant business experience, are accomplished in their respective fields, and who possess the skills and expertise to make a significant contribution to the Board of Directors, the Company and its stockholders. It is the Nominating and Corporate Governance Committee’s policy to consider Director nominees in a manner that seeks to produce the best candidates with a diversity of qualities, backgrounds and complementary skills. Director nominees should have high-leadership business experience, knowledge about issues affecting the Company and the ability and willingness to apply sound and independent business judgment. The Nominating and Corporate Governance Committee applies the same criteria to nominees recommended by stockholders. Such recommendations should be submitted in writing to the attention of the Nominating and Corporate Governance Committee, c/o Destination Maternity Corporation, 232 Strawbridge Drive, Moorestown, New Jersey 08057, and should not include self-nominations. The Nominating and Corporate Governance Committee’s charter is posted on the Company’s investor website at http://investor.destinationmaternity.com.

Board of Directors Role in Risk Oversight

The Board of Directors takes an active role in risk oversight. The Board of Directors oversees the Company’s strategic planning and the risks inherent in the operation of its business. The Board of Directors administers its risk oversight function through the full Board of Directors and each of its committees. Management of the Company, which is responsible for day-to-day risk management, identifies and assesses the Company’s risks on a regular basis, and develops steps to mitigate and manage risks. The Board of Directors exercises its risk oversight function by making inquiries of management with respect to areas of particular interest. Each of the committees of the Board of Directors is responsible for oversight of risk management practices for categories of top risks relevant to their functions, as summarized below.

The Audit Committee assists the Board of Directors with its risk oversight in a variety of areas, including financial reporting, internal controls, and legal and regulatory compliance. The Audit Committee has oversight of the Company’s internal audit function and the Company’s Code of Business Conduct and Ethics. The Audit Committee also appoints the independent registered public accounting firm and approves the services it provides to the Company. The Compensation Committee oversees risk in connection with compensation programs, including incentive compensation plans and equity-based plans. The Nominating and Corporate Governance Committee oversees risk in connection with corporate governance practices. All of these committees make regular reports of their activities to the full Board of Directors.

Stockholder Communications

Pursuant to the policy of the Board of Directors, all communications directed to the Board of Directors will be delivered to the Board of Directors. Stockholders may contact the Board of Directors by writing to them c/o Destination Maternity Corporation, 232 Strawbridge Drive, Moorestown, New Jersey 08057.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities (collectively, “Reporting Persons”) to file with the SEC initial reports of ownership (on Form 3) and reports of changes in ownership of the Common Stock and other equity securities of the Company (on Forms 4 and 5). Reporting Persons are additionally required to furnish us with copies of all Section 16(a) reports they file.

To our knowledge, based solely upon a review of the copies of such reports furnished to us, all Section 16(a) reports for the fiscal year ended January 28, 2017 were timely filed.

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

Composition of the Committee

The Committee currently consists of Mr. Weinstein, Chair, Mr. Ajdler, and Mr. Erdos. None of these individuals has ever been an officer or employee of the Company. Each member of the Committee is considered to be an “independent director” under Nasdaq rules and the rules of the SEC. The Report of the Compensation Committee is set forth below after this “Compensation Discussion and Analysis” section.

The Committee meets at least annually regarding compensation decisions. In fiscal year 2016, the Committee met nine times.

Significant Corporate and Personnel Developments

In fiscal year 2016, our Chief Executive Officer and the rest of the senior management team, with the support of the Board, continued its efforts to strengthen the foundational operations of the Company with a view toward enabling scalable and repeatable success necessary to maximize long-term shareholder value. The focus of the management team’s efforts included: (1) continued refinement of the merchandising design and buying process through adoption of, and adherence to, a more disciplined product life cycle calendar; (2) implementation of significant internally developed tools to increase visibility into product performance; (3) implementation of a new industry standard product allocation tool; (4) continued efforts to significantly rationalize the Company’s product vendor base to better concentrate product orders and improve margin; (5) continued efforts to re-launch the Company’s ecommerce websites with a best in class SAAS (software as a service) provider improving customer experience and back end management; (6) implementation of a full real estate portfolio review with a view toward rationalizing distribution points; and (7) a continual effort to rationalize the expense base of the Company through rigorous expense management and profit maximizing initiatives. In doing so the management team also fully supported the robust process which resulted in the entering into of an Agreement and Plan of Merger (the “Merger Agreement”) with Orchestra-Prémaman S.A. (as more fully described in Item 1. of the Form 10-K filed for fiscal year 2016).

It is the practice of the Committee to periodically review existing arrangements with our named executive officers to determine if such arrangements remain appropriate in the current commercial landscape. Whenever practicable, the Committee seeks to update existing arrangements to remove outdated terms and to otherwise ensure the arrangements remain effective and consistent with the best interests of our stockholders. In fiscal year 2016, the Committee took several actions in this regard as highlighted under the “Significant Actions Taken” section below.

Consideration of Most Recent Stockholder Advisory Vote on Executive Compensation

During fiscal year 2016, we again conducted a “Say-On-Pay” stockholder advisory vote, as required by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. The Committee appreciates that once again over 87% of the shares voting approved of our executive compensation and believes, therefore, that our stockholders are highly supportive of our executive compensation practices. Nevertheless, the Committee continues to refine our executive compensation practices in its ongoing effort to ensure that those practices support our corporate goals and values.

Significant Actions Taken

Significant compensation related actions taken during fiscal year 2016 and thereafter include the following:

(1)	Establishing the compensation arrangements in connection with the appointment of David Stern as the Company’s Executive Vice President & Chief Financial Officer;

(2)	Establishment of certain retention and transaction bonus arrangements with both the Company’s Chief Executive Officer and Chief Administrative Officer, and modifications thereto, in connection with the Company’s process which resulted in the execution of the Merger Agreement;

(3)	The negotiation of an Amended and Restated Employment Agreement with the Company’s Executive Vice President and Chief Administrative Officer in connection with the Company’s process which resulted in the execution of the Merger Agreement;

(4)	Establishment of 2016 annual incentive goals, payout of the earned 2016 annual incentive to named executive officers other than the Chief Executive Officer;

(5)	The addition of a requirement that the payment of the Chief Executive Officer’s otherwise earned 2016 annual incentive be subject to the same conditions as the payment of his transaction bonus;

(6)	Approval of 2016 annual equity awards; and

(7)	Establishment of 2017 annual incentive goals.

In addition to a discussion of our compensation philosophy in general, the following discussion highlights these specific decisions.

Total Compensation and Allocation Between Compensation Elements

Both the total amount of compensation paid to our named executive officers and the portion of total compensation represented by each element of compensation have been determined by the Committee with reference to each executive’s experience, capabilities, contributions and strategic importance, the pay levels for peer employees within the Company, the pay levels for similar positions at companies in our peer group and our performance as a whole. As further discussed below, in evaluating these considerations, the Committee sometimes solicits input from its compensation consultant, Korn Ferry Hay Group, an outside executive compensation consulting firm (“Korn Ferry”). The Committee worked with Korn Ferry to assist it in evaluating the Company’s executive compensation practices for senior management personnel and in developing and refining the Company’s peer group.

The input of Korn Ferry is given substantial weight and, in general, the Committee does not increase an executive’s total compensation, or any element of an executive’s compensation, unless it concludes that such increase was necessary to conform to the relevant peer group median or, based on the independent judgment and experience of the Committee members, was necessary for a strategic reason (e.g., the retention of a key executive).

The payments to Korn Ferry in fiscal year 2016 totaled $2,000.

The Committee has concluded that Korn Ferry’s work for us does not raise any conflict of interest. The Committee has also considered the independence of Korn Ferry. Because of policies and procedures Korn Ferry and the Committee have in place, the Committee is confident that the advice it receives from executive compensation consultants at Korn Ferry is objective and not influenced by Korn Ferry’s or its affiliates’ relationships with the Company or its officers. These policies and procedures include the following:

•	the consultants receive no incentive or other compensation based on the fees charged to the Company for other services provided by Korn Ferry or any of its affiliates;

•	the consultants are not responsible for selling other Korn Ferry or affiliate services to the Company;

•	Korn Ferry’s professional standards prohibit the individual consultant from considering any other relationships Korn Ferry or its affiliates may have with the Company in rendering his or her advice and recommendations;

•	the consultants have direct access to the Committee without management intervention;

•	the Committee has the sole authority to retain and terminate Korn Ferry; and

•	the Committee evaluates the quality and objectivity of the services provided by Korn Ferry each year and determines whether to continue to retain Korn Ferry.

Benchmarking

In October 2015, Korn Ferry identified the following companies as our “peers”, both for purposes of benchmarking total compensation and individual pay elements:

Bebe Stores, Inc. Build a Bear Workshop, Inc. Cato Corp. Christopher & Banks Corporation Citi Trends, Inc. Destination XL Group Francesca’s	New York & Company, Inc. Pacific Sunwear Shoe Carnival, Inc. Stein Mart Tilly’s, Inc. Vera Bradley, Inc. Zumiez Inc.

This list reflects a comprehensive revision of our peer group by Korn Ferry in consultation with the Committee. While some members of the earlier peer group were retained, others were removed because they had ceased to be publicly traded and/or replaced because their revenues and/or market capitalization had ceased to be reasonably comparable to ours. The resulting group contains companies within the retail apparel industry which Korn Ferry considers comparable to our Company. Consistent with its typical process, Korn Ferry considered the following guidelines when reviewing the peer group companies to be used in assessing the Company’s compensation programs:

(a)	Size: revenues and / or market cap (Korn Ferry typically includes companies in the range of approximately 0.4x to 2.5x the client revenues, subject to the availability of viable peer candidates);

(b)	Sector: industry / business competitors;

(c)	Talent market: companies from which the Company’s executives may be recruited to or from;

(d)	Complexity: related to the number of “moving parts”, operating model or business strategy;

(e)	Location: a national or global presence is often appropriate at the executive level; and

(f)	Customer base / market share: magnitude and demographics of customers.

No changes have been made to our peer group since that time.

Participation of Management in the Compensation Process

Mr. Romano was consulted regularly by the Committee in fiscal year 2016 with respect to compensation decisions regarding, and the individual performance of, named executive officers other than himself. While his input in such matters was afforded substantial weight, the ultimate decision on all named executive officer compensation matters was made only by the Committee or the Board of Directors. The individual performance of Mr. Romano was evaluated by the Committee and the Board of Directors, without input from any employee.

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

Effect of Historical Contractual Arrangements

The Committee’s compensation decisions are made in light of our current and foreseeable future circumstances and with an eye toward conformity with perceived “best practices.” However, the Committee’s approach to compensation is also influenced by our existing contractual commitments to named executive officers. When appropriate and practicable, the Committee will negotiate with named executive officers to update such “legacy” commitments to the extent necessary to reflect changed circumstances or evolving commercial practices.

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

For fiscal year 2016, based on updated benchmarking provided to the Committee by Korn Ferry and the application of its subjective judgment, the Committee determined that no named executive officer would receive a base salary increase.

Annual Bonuses: We pay annual bonuses in cash based on our achievement of corporate performance goals established by the Committee, with input from senior management. The target amount for each executive’s annual bonus is expressed as a percentage of the executive’s base salary for the fiscal year. At the time the Committee determined 2016 bonus criteria for executive officers in April 2016, the only executive officers expected to continue in employment through fiscal 2016 were Mr. Romano and Mr. Masciantonio. The Committee set Mr. Romano’s threshold annual bonus opportunity at 20% of his base salary, his target annual bonus opportunity at 100% of his base salary and his maximum annual bonus opportunity is 200% of his base salary for fiscal year 2016. The Committee set Mr. Masciantonio’s threshold annual bonus opportunity at 12% of his base salary, his target annual bonus opportunity at 60% of his base salary and his maximum annual bonus opportunity is 120% of his base salary for fiscal year 2016. Mr. Stern joined the Company in August 2016, and his employment agreement set his target annual bonus opportunity at 60% of his base salary. Because Mr. Stern joined the Company mid-fiscal year, his fiscal year 2016 bonus opportunity was pro-rated.

Each executive’s actual annual bonus payment may be lower or higher than the target amount, based on actual corporate performance relative to the specified goals. In determining the amount of the annual bonus payable to an executive when the applicable performance goals have been met, the Committee may exercise negative discretion to reduce the amount of such annual bonus to ensure that the amount ultimately paid is commensurate with the executive’s contribution to the Company’s performance.

The Committee has utilized this same annual bonus approach for several years, and the arrangement is codified as our “Management Incentive Program.”

For fiscal year 2016, the Committee continued to use “Adjusted EBITDA” as the relevant performance metric for annual bonus purposes because it believes that continued profitability will be the key driver to increase stockholder value. For this purpose, “Adjusted EBITDA” represents earnings before interest, taxes, depreciation and amortization, adjusted to exclude: (i) loss on impairment of tangible or intangible assets; (ii) gain or loss on disposal of assets; (iii) gain or loss from the early extinguishment, redemption or repurchase of debt, (iv) stock-based compensation expense and (v) the impact of any changes to accounting principles that become effective during the relevant fiscal year. In addition, Adjusted EBITDA excludes expenses incurred by the Company in connection with certain extraordinary, unusual or infrequently occurring events reported in the Company’s public filings, which includes for fiscal year 2016, expenses incurred in connection with the process which resulted in the execution of the Merger Agreement.

Fiscal Year 2016 Bonuses: With respect to fiscal year 2016 bonuses for named executive officers under the Management Incentive Program, in April 2016 the Committee established that the level of Adjusted EBITDA which would yield 100% of target bonus is $28.5 million and that the level of Adjusted EBITDA which would yield the maximum bonus payment (200% of target bonus) is $34.2 million. The level of Adjusted EBITDA which would yield the threshold level of target bonus of 20% is $22.8 million. In April 2017, the Committee determined that the Company’s Adjusted EBITDA for fiscal year 2016 was $23.3 million. Therefore, 26.6% of target bonus was payable for fiscal year 2016 under the Management Incentive Program.

In April 2017, Mr. Romano agreed that his fiscal year 2016 bonus of $201,885 payable pursuant to the Management Incentive Program would subject to the same conditions as his transaction bonus described below.

Fiscal Year 2017 Bonuses: With respect to fiscal year 2017 bonuses for named executive officers under the Management Incentive Program, in April 2017 the Committee established the levels of Adjusted EBITDA which would yield threshold, target, and maximum bonuses. For fiscal year 2017, the threshold level of bonus was set at 20% of base salary for Mr. Romano and 12% of base salary for Messrs. Stern and Masciantonio, the target level of bonus was set at 100% for Mr. Romano and 60% for Messrs. Stern and Masciantonio, and the maximum level of bonus was set at 200% for Mr. Romano and 120% for Messrs. Stern and Masciantonio (all consistent with their 2016 annual incentive opportunities).

Retention / Transaction Bonuses: In fiscal year 2016, we entered into a Transaction Bonus Agreement with Mr. Romano (the “Romano Agreement”), and a Transaction Bonus and Retention Agreement with Mr. Masciantonio (the “Masciantonio Agreement”, and together with the Romano Agreement, the “Transaction Bonus Agreements”). The Transaction Bonus Agreements were amended on January 6, 2017 to extend the outside date for the completion of a qualifying transaction from May 31, 2017 to December 31, 2017.

Pursuant to the Romano Agreement, as amended, in connection with the merger, Mr. Romano is eligible for a transaction bonus equal to $350,000. This transaction bonus would be payable in the event (i) we complete the merger before January 1, 2018, and (ii) Mr. Romano completes 90 days of service following the closing of the merger. The 90-day service requirement would be waived if, during the 90 days following the closing of the merger, Mr. Romano dies, becomes disabled, resigns with good reason or is terminated without cause. The Romano Agreement also amends the severance provisions of Mr. Romano’s employment agreement to provide that, if Mr. Romano resigns with good reason or is terminated without cause within two years following a change in control, which would include the merger, Mr. Romano will receive an additional severance amount equal to the greater of (i) his target bonus (presently, 100% of his base salary), or (ii) the average actual performance bonus received for the two years preceding the transaction.

Pursuant to the Masciantonio Agreement, as amended, in connection with the merger, Mr. Masciantonio is eligible to receive a retention bonus equal to 30% of his base salary and a transaction bonus equal to 30% of his base salary. The conditions for payment of the retention bonus payable pursuant to the Masciantonio Agreement have been satisfied, and the Company paid the $117,000 retention bonus to Mr. Masciantonio in March 2017. The transaction bonus will be payable to Mr. Masciantonio if (x) we complete the merger before January 1, 2018, and (y)

Mr. Masciantonio completes 90 days of service following the closing of the merger. The 90-day service requirement described above would be waived if, during that period, Mr. Masciantonio dies, becomes disabled, resigns with good reason or is terminated without cause. The Masciantonio Agreement also provides that Mr. Masciantonio’s outstanding time-vested equity awards will vest in full upon the occurrence of a change in control transaction, which would include the merger, provided he remains in service through the closing of the merger.

Equity-Based Incentives: The Committee believes that equity awards, when appropriately structured, provide powerful long-term incentives and align the interests of the named executive officers with the interests of our stockholders. Accordingly, we continue to emphasize equity in the total compensation packages provided to our named executive officers.

Fiscal Year 2016 Awards: The equity grants made during fiscal year 2016 to our named executive officers included a mix of performance-vested restricted stock units, time-vested restricted stock and time-vested options. Each performance-based restricted stock unit represents the right to receive one share of our common stock, upon satisfaction of specified performance conditions.

In April 2016, the Committee issued fiscal 2016 equity awards to Mr. Romano and Mr. Masciantonio, our only executive officers at that time expected to continue in service through fiscal 2016. The grant date fair value of awards made to each named executive officer during fiscal year 2016 were approximately $825,000 for Mr. Romano and $350,000 for Mr. Masciantonio. The Committee has generally set the grant date fair value of awards to the named executive officers to approximate the median grant date fair value of annual awards delivered by our peer group companies to their executives serving in comparable positions as determined by Korn Ferry. For each named executive officer, 25% of the value of these awards was in restricted stock, 50% of such value was in options and the remaining 25% of such value was in performance-based restricted stock units. As it has for the past several years, the Committee grants this particular mix of equity to the named executive officers, including performance-based restricted stock units, to incorporate multi-year metrics into our executive compensation, to ensure that performance-based metrics are diversified and to enlarge the at-risk portion of our executive compensation.

Although Mr. Stern was not eligible to receive an annual equity award with respect to fiscal year 2016, he did receive an inducement equity grant which was made upon his commencement of employment with a grant date fair value of approximately $350,000, which fair value was allocated 50% to a non-qualified stock option, 25% to restricted stock and 25% to a performance-based restricted stock unit. The stock option and the restricted stock vest ratably in annual installments over the four-year period commencing on the grant date and will vest in full upon a termination of Mr. Stern’s employment (a) by the Company without cause, (b) by Mr. Stern for good reason or (c) upon Mr. Stern’s death or disability. The performance-based restricted stock unit vests on the same basis as the performance-based restricted stock units granted in fiscal year 2016 to the other named executive officers. The Committee believed that these equity grants to Mr. Stern were an essential component to induce Mr. Stern to become the Company’s Chief Financial Officer and the Committee also believed that four year vesting on these equity grants would aid in the retention of Mr. Stern.

Performance-Based Restricted Stock Unit Grants in Fiscal Year 2014. For the 2014 awards, the performance condition was based on the Company’s cumulative operating income for the three year period beginning with the start of the fiscal year of issuance (the “Performance Period”). The Committee chose operating income as a measure at that time because it believed that there is a strong relationship between growth in operating income and growth in stockholder value. For the 2014 awards, the following levels of cumulative operating income over the respective Performance Period were used to determine the threshold, target and maximum performance-based restricted stock units earned for each grant:

Fiscal Year of RSU Grant	Performance Period (Fiscal Years)	Threshold Level ($)	Target Level ($)	Maximum Level ($)
2014	2014 through 2016	124,110,000	136,516,000	149,728,000

For the fiscal year 2014 grant, regardless of achievement of a given performance level as set forth above, all performance-based restricted stock units were to be forfeited if operating income for fiscal year 2016 did not equal or exceed $37,494,000 (which was the Company’s Operating Income in fiscal year 2013). The minimum performance metrics applicable to the fiscal year 2014 awards were not achieved and, accordingly no performance-based restricted stock units were earned by the named executive officers pursuant to such awards.

Performance-Based Restricted Stock Unit Grants for Fiscal Years 2015 and 2016. For the fiscal year 2015 and 2016 awards, the performance condition was based on the Company’s cumulative Adjusted EBITDA, as reflected in the Company’s financials for the three-year period commencing with the fiscal year in which the award was issued. Just as with the Company’s Management Incentive Program, the Committee chose Adjusted EBITDA as the relevant performance metric for the performance share grant because it believes that continued profitability will be the key driver to increase stockholder value. The Committee determined that earnings, before interest, taxes, depreciation and amortization will be adjusted to exclude the impact of: (i) loss on impairment of tangible or intangible assets; (ii) gain or loss on disposal of assets; (iii) gain or loss from the early extinguishment, redemption or repurchase of debt, (iv) stock-based compensation expense, (v) the impact of any changes to accounting principles that become effective during the Performance Period, and (vi) any expenses incurred by the Company in connection with certain extraordinary, unusual or infrequently occurring events reported in the Company’s public filings, which includes for fiscal year 2015, any expenses incurred by the Company in connection with the relocation of its corporate headquarters and distribution center facilities, and which includes for fiscal year 2016, expenses incurred in connection with the process which resulted in the execution of the Merger Agreement.

For these awards, the following levels of Adjusted EBITDA will be used to determine the threshold, target and maximum performance-based restricted stock units earned:

Fiscal Year of RSU Grant	Performance Period (Fiscal Years)	Threshold Level ($)	Target Level ($)	Maximum Level ($)
2015	2015 through 2017	79,500,000	91,600,000	103,700,000
2016	2016 through 2018	81,200,000	101,500,000	114,898,000

The following table sets forth the threshold, target and maximum performance-based restricted stock units that may be earned by each named executive officer upon achievement of threshold, target and maximum levels of performance for each of the 2015 and 2016 awards:

Named Executive Officer	Fiscal Year of RSU Grant	Threshold Level (#)	Target Level (#)	Maximum Level (#)
Anthony M. Romano—	2015	9,592	19,183	28,775
Chief Executive Officer & President	2016	6,885	27,537	41,306

David Stern—	2016	3,892	15,569	23,354
Executive Vice President & Chief Financial Officer effective August 1, 2016

Judd P. Tirnauer—
Former Executive Vice President & Chief Financial Officer	2015	4,069	8,138	12,207
until April 22, 2016	2016	—	—	—

Ronald J. Masciantonio—
Executive Vice President & Chief Administrative Officer	2015	4,069	8,138	12,207
	2016	2,921	11,683	17,525

The Committee will interpolate to determine the performance-based restricted stock units earned for all levels of cumulative operating income above the threshold level but below the maximum level.

Any dividends declared on the shares of Company stock underlying the performance-based restricted stock units will be credited as additional performance-based restricted stock units based on the fair market value of the Company stock on the dividend record date. Those additional performance-based restricted stock units will be earned, if at all, on the same terms as the original performance-based restricted stock units.

Pursuant to the Company’s standard form of performance-based restricted stock unit award agreement, vesting is contingent not only on satisfaction of the applicable performance conditions, but also generally on the executive’s continued employment with the Company throughout the applicable performance period. Notwithstanding the foregoing, if the executive’s employment terminates or is terminated (a) due to the executive’s death, (b) due to the executive’s disability, (c) by the executive for good reason, or (d) by the Company without Cause, then the executive would remain eligible to vest in a pro-rated portion of the units based on the actual performance of the Company through the end of the applicable performance period. Additionally, upon a change in control of the Company, all performance-based restricted stock units that have not been forfeited as of such date will vest at the target level.

Severance and Change in Control Benefits: The specific terms of our severance and change in control arrangements are discussed below under the heading “Potential Payments upon Termination or Change in Control.”

The Committee has noted the prevalence of severance and change in control arrangements among our peer companies and believes that such arrangements, when properly tailored, are appropriate and necessary. Specifically, the Committee has concluded that such commitments are required to retain the continued service of Messrs. Romano, Stern and Masciantonio and were required with respect to Mr. Tirnauer. Further, in the case of any potential change in control, the Committee has concluded that such commitments are necessary to enable our named executive officers to evaluate objectively the benefits to stockholders of the proposed transaction, notwithstanding any potential effects on their own job security.

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

In general, cash severance benefits are expressed as a function of each executive’s base salary (or base salary and target bonus) as in effect at the time of separation.

No named executive officer of the Company has a right to receive a tax gross-up related to the impact of the excise tax under Section 280G of the Internal Revenue Code.

Additional Compensation Information

Tax and Accounting Considerations Affecting Executive Compensation. We endeavor to design our equity incentive awards so that they are accounted for under standards governing equity-based arrangements and, more specifically, so that they are afforded fixed treatment under those standards. We generally attempt to structure our arrangements to maximize the tax deductibility of compensation, by taking advantage of performance-based exemptions to the limits of Section 162(m) of the Internal Revenue Code. However, the Committee reserves the right to approve compensation that is not fully deductible.

Compensation Risk Analysis. The Committee is keenly aware that compensation arrangements, if not properly structured, may encourage inappropriate risk-taking. In designing our compensation programs, the Committee seeks to mitigate such risk by:

(a)	providing a meaningful portion of total compensation in the form of equity incentives that are earned over multiple years (to encourage an appropriately long-term focus);

(b)	capping annual cash bonuses for named executive officers under the Management Incentive Program at 200% of base salary for Mr. Romano and 120% of base salary for Messrs. Stern and Masciantonio (to provide appropriate balance between short- and long-term objectives) for fiscal year 2016; and

(c)	reserving the discretion to reduce annual bonuses otherwise payable under the Management Incentive Program (to allow recognition of the relationship between individual executive contributions and the achievement of specified performance metrics).

Stock Ownership Guidelines. The Committee recommended to the Board of Directors that a formal stock ownership guideline be implemented with respect to our management team. Based on the Committee’s recommendation, the Board adopted such a policy on January 24, 2014. Pursuant to this policy,

•	The Chief Executive Officer is required to own shares of our common stock having a fair market value equal to or greater than three times his or her then current annual base salary; and

•	Each other named executive officer is required to own shares of our common stock having a fair market value equal to or greater than his or her then current annual base salary.

Named executive officers are required to attain the specified level of stock ownership (a) within three years from the date of the adoption of these guidelines with respect to named executive officers then currently employed as of the date of adoption or (b) within five years of the named executive officer’s date of hire, with respect to officers employed after such date.

The failure of a named executive officer to comply with these guidelines will be considered by the Committee when determining future equity grants for such named executive officer. Although compliance with these guidelines may be waived at the discretion of the Board, such waiver is expected to be rare. We believe that these ownership guidelines will provide a significant incentive for each of the named executive officers to ensure that his or her actions, and the actions of all those reporting to such officer, are focused on the creation of sustainable stockholder value and the avoidance of excessive risk.

The Committee continues to evaluate the implementation of a clawback policy and intends to adopt such a policy after the SEC provides further guidance on that issue.

Report of the Compensation Committee

We, the members of the Compensation Committee, have reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on our review and discussion with management, we have recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Amendment.

The Compensation Committee

B. Allen Weinstein, Chair
Arnaud Ajdler
Barry Erdos

Executive Compensation

Summary Compensation Table

The following table provides information about all compensation earned during our fiscal years ended January 28, 2017, January 30, 2016, the four-month transition period from October 1, 2014 through January 31, 2015 due to the Company’s fiscal year change (the “Transition Period” or “TP”), and our fiscal year ended September 30, 2014 by the individuals who served as our executive officers during that year (collectively referred to as the “named executive officers”):

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Non-Equity Incentive Plan Compensation ($)	Stock Awards ($) (1)	Option Awards ($) (1)	All Other Compensation ($)		Total ($)
Anthony M. Romano—	2016	825,000	—	—	393,228	412,500	12,000	(2)	1,642,728
Chief Executive Officer & President	2015	825,000	—	790,291	286,594	—	12,000	(2)	1,913,885
	TP	275,000	—	—	274,317	549,372	4,000	(2)	1,102,689
	2014	117,404	—	—	206,249	205,006	6,673		535,332

David Stern	2016	202,500	—	29,732	174,996	175,006	6,000	(2)	588,234
Executive Vice President & Chief Financial Officer (3)

Judd P. Tirnauer—	2016	119,942	—	—	—	—	3,000	(2)	122,942
Former Executive Vice President & Chief Financial Officer until April 22, 2016 (4)	2015	405,000	—	175,020	121,582	—	12,000	(2)	713,602
	TP	135,000	100,000	—	116,373	233,067	4,000	(2)	588,440
	2014	401,667	—	—	216,670	108,615	780		727,732

Ronald J. Masciantonio—	2016	390,000	—	57,262	166,834	175,000	12,000	(2)	801,096
Executive Vice President & Chief Administrative Officer	2015	390,000	—	168,538	121,582	—	12,000	(2)	692,120
	TP	130,000	100,000	—	116,373	233,067	4,000	(2)	583,440
	2014	385,000	—	—	200,015	100,260	780		686,055

(1)	The amounts in the columns titled “Stock Awards” and “Option Awards” reflect the grant date fair values of awards made during the identified fiscal year, as computed in accordance with FASB ASC Topic 718 and the assumptions stated in footnote #12 of our Form 10-K filed on April 13, 2017. These amounts also include the grant date fair value of currently unearned performance-based restricted stock units issued during fiscal year 2014, 2015 and 2016 at the target level of achievement. The grant date value of the 2016 performance-based restricted stock unit awards based on the fair market value of our stock on the date of grant and the maximum level of performance for each executive would be: $280,468 for Mr. Romano, $131,250 for Mr. Stern and $118,995 for Mr. Masciantonio.
(2)	Represents automobile expense reimbursement.
(3)	Mr. Stern commenced employment with us as our Chief Financial Officer in August, 2016.
(4)	Mr. Tirnauer’s employment with us ceased in April, 2016.

Grants of Plan-Based Awards

The following table sets forth information regarding grants of plan-based awards to each of our named executive officers during our fiscal year ended January 28, 2017.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			All Other Stock Awards: Number of Shares of Stock or Units (#) (4)	All Other Option Awards: Number of Shares Underlying Options (#) (5)	Exercise Price of Option Awards ($/ Sh)	Grant Date Fair Value of Stock and Option Awards ($) (6)
Name (3)	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Anthony M. Romano	04/06/2016	165,000	825,000	1,650,000
	04/08/2016				6,885	27,537	41,306				186,976
	03/30/2016							27,537			206,252
	03/30/2016								132,170	7.49	412,500

David Stern	08/01/2016	24,300	121,500	243,000
	08/01/2016				3,892	15,569	23,354				87,498
	08/01/2016							15,569			87,498
	08/01/2016								73,255	5.62	175,006

Ronald J. Masciantonio	04/06/2016	46,800	234,000	468,000
	04/08/2016				2,921	11,683	17,525				79,328
	03/30/2016							11,683			87,506
	03/30/2016								56,072	7.49	175,000

(1)	The amounts in the column under “Estimated Future Payouts Under Non-Equity Incentive Plan Awards” represent potential threshold, target and maximum bonuses available to the named executive officers under the Company’s Management Incentive Program. The term “Threshold” means the lowest non-zero amount that could be paid as a bonus under the applicable programs if a bonus is payable for the applicable fiscal year. The threshold is not a minimum bonus. There is no minimum bonus under the Company’s Management Incentive Program. If specified performance objectives are not met for the applicable fiscal year, no bonus is payable for that fiscal year.
(2)	The amounts in the column under “Estimated Future Payouts Under Equity Incentive Plan Awards” represent potential threshold, target and maximum performance-based restricted stock units available to the named executive officers based upon the Company’s performance over a three year period (as described above). The term “Threshold” means the lowest non-zero amount that could be delivered as restricted stock units based on the Company’s performance over a three-year performance period. The threshold is not a minimum amount payable or deliverable. If specified performance objectives are not met for the applicable performance period, no restricted stock unit is payable or deliverable for that performance period.
(3)	Mr. Tirnauer resigned from his position as Chief Financial Officer effective in April 2016 and, therefore, was not granted any plan-based awards during the fiscal year ended January 28, 2017.
(4)	The amounts in the column under “All Other Stock Awards” represent shares of restricted stock that vest over time. The vesting schedule is described in the footnotes to the “Outstanding Equity Awards” table below. Dividends are payable on these shares of restricted stock on the same basis that dividends are payable with respect to our common stock generally, except that payment of dividends on unvested shares of restricted stock is deferred until vesting.
(5)	The amounts in the column under “All Other Option Awards” represent shares underlying options awarded, each of which vests over time. The vesting schedule is described in the footnotes to the “Outstanding Equity Awards” table below.
(6)	The amounts in the column under “Grant Date Fair Value of Stock and Option Awards” with respect to stock awards and option awards represent the fair value of the awards on the date of grant, as computed in accordance with applicable accounting standards and the assumptions stated in footnote #12 of our Form 10-K filed on April 13, 2017. The amounts in the column under “Grant Date Fair Value of Stock and Option Awards” with respect to performance-based restricted stock unit awards represent the expected value of the award, based on the target level of performance and the fair market value of our stock on the date of grant. The grant date value of these performance-based restricted stock units based on the fair market value of our stock on the date of grant and the maximum level of performance for each executive for these fiscal year 2016 grants would be: $280,468 for Mr. Romano, $131,250 for Mr. Stern and $118,955 for Mr. Masciantonio. Please note that the performance period for the awards extends through the end of fiscal year 2018 and, accordingly, none of these restricted stock units have yet been earned.

Outstanding Equity Awards

The following table sets forth unexercised stock options, stock that has not yet vested and equity incentive plan awards outstanding as of January 28, 2017, for each of our named executive officers.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($) (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#) (2)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($) (2)
Anthony M. Romano (3)	17,364	17,365	—	19.750	08/11/2024	—	—	—	—
	88,809	88,809	—	14.300	12/05/2024	—	—	—	—
	—	132,170	—	7.490	03/30/2026	—	—	—	—
	—	—	—	—	—	42,351	238,860	16,477	92,930

David Stern (4)	—	73,255	—	5.620	08/01/2026
	—	—	—	—	—	15,569	87,809	3,892	21,951

Ronald J. Masciantonio (5)	12,000	—	—	11.890	01/29/2020	—	—	—	—
	9,000	—	—	22.130	03/03/2021	—	—	—	—
	4,882	—	—	14.510	11/18/2021	—	—	—	—
	7,744	—	—	19.890	11/16/2022	—	—	—	—
	5,841	1,947	—	30.500	12/04/2023	—	—	—	—
	37,676	37,677	—	14.300	12/05/2024	—	—	—	—
	—	56,072	—	7.490	03/30/2026	—	—	—	—
	—	—	—	—	—	16,572	93,466	6,990	39,424

(1)	The market value is based upon the closing price of our Common Stock on January 27, 2017 ($5.64).
(2)	Amounts included under “Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested” represent the threshold award of performance-based restricted stock units issuable to each executive upon achievement of the threshold level of performance for each grant (for more information see the description of the Company’s performance-based restricted stock units above in “Compensation Discussion and Analysis”). As more fully described above, these performance-based restricted stock units for each award will vest, if at all, on the basis of the Company’s achievement of the specified performance metric over the subject three-year performance period. However, during fiscal year 2016, the Company determined pursuant to FASB ASC Topic 718 that such fiscal year 2015 and 2016 awards were unlikely to be earned, even at the threshold level.
(3)	The stock options and shares of restricted stock granted to Mr. Romano vest in four substantially equal installments over the four-year period following the grant date. Of the 10,443 shares of restricted stock granted to Mr. Romano on August 11, 2014, 5,222 of such shares were unvested as of January 28, 2017. Of the 19,183 shares of restricted stock granted to Mr. Romano on December 5, 2014, 9,592 of such shares were unvested as of January 28, 2017. All of the 27,537 shares of restricted stock granted to Mr. Romano on March 30, 2016 were unvested as of January 28, 2017.
(4)	The stock options granted to Mr. Stern vest in four substantially equal installments over the four-year period following the grant date. All of the 15,569 shares of restricted stock granted to Mr. Stern on August 1, 2016 were unvested as of January 28, 2017.
(5)	With the exception of the stock options and shares of restricted stock granted to Mr. Masciantonio on January 29, 2010 and March 3,

2011, all stock options and restricted stock held by Mr. Masciantonio as of January 28, 2017 vest in four substantially equal annual installments over the four-year period following the grant date. The stock options granted to Mr. Masciantonio on January 29, 2010 and March 3, 2011 are fully vested and currently exercisable. All of the 4,267 shares of restricted stock granted to Mr. Masciantonio on November 18, 2011 were vested as of January 28, 2017. All of the 4,190 shares of restricted stock granted to Mr. Masciantonio on November 16, 2012 were vested as of January 28, 2017. Of the 3,279 shares of restricted stock granted to Mr. Masciantonio on December 4, 2013, 820 of such shares were unvested as of January 28, 2017. Of the 8,138 shares of restricted stock granted to Mr. Masciantonio on December 5, 2014, 4,069 of such shares were unvested as of January 28, 2017. All of the 11,683 shares of restricted stock granted to Mr. Masciantonio on March 30, 2016 were unvested as of January 28, 2017.

The following table sets forth options exercised by, and stock awards vested to, our named executive officers during our fiscal year 2016:

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Anthony M. Romano	—	—	7,407	48,296
David Stern	—	—	—	—
Judd P. Tirnauer	—	—	2,000	16,780
Ronald J. Masciantonio	—	—	5,503	41,245

Potential Payments upon Termination or Change in Control

We have entered into agreements with each of our current named executive officers that provide payments and benefits to the executive in the event of his termination of employment under various circumstances, including a change of control. The following tables reflect the amount of compensation payable to each of our current named executive officers upon these various events. The amounts shown assume that such termination was effective as of January 28, 2017, the last day of our fiscal year. The amounts are calculated using various assumptions and are therefore only estimates of the amounts that could become payable to our current named executive officers. The actual amounts to be paid out can only be determined at the time of an actual termination or change in control.

General Amounts Due Upon Termination. Generally, upon a termination of employment for any reason, each current named executive officer is entitled to receive the payment of certain accrued obligations, including the following (none of which are included on the trigger event tables presented below for each named executive officer):

•	annual base salary through the date of termination, to the extent not previously paid;

•	any annual bonus earned but not previously paid with respect to a year ended prior to the date of termination;

•	any accrued, but unused, vacation pay; and

•	any unreimbursed business expenses.

Anthony M. Romano

Under the terms of the Employment Agreement with Mr. Romano, as amended, Mr. Romano has the following severance rights:

Termination without Cause or Resignation due to Good Reason. Upon a termination of employment without “cause” or resignation due to “good reason” that, in either such case, does not occur within the 2 year period after a “change in control,” Mr. Romano will be entitled to the following payments and/or benefits:

•	continuation of base salary for 12 months;

•	payment of an amount equal to the average annual bonus earned by Mr. Romano over the preceding two years (or over the period of employment if termination occurs prior to the end of the second fiscal year following commencement of employment), which shall be paid in equal installments over the 12 months following such termination;

•	the Initial Grant would vest in full;

•	with respect to each outstanding grant of time-based restricted stock, time-based restricted stock units or stock options (exclusive of the Initial Grant), vesting of the tranche that was next scheduled to vest pursuant to each such grant shall be accelerated;

•	a pro-rata portion of any outstanding performance-based restricted stock units will remain outstanding and will vest to the extent earned based on the actual performance of the Company through the end of the applicable performance period; provided however, if a change in control occurs during the performance period, such units will then vest at the target level and be immediately settled;

•	payment of a pro-rata portion of the annual bonus he would otherwise be entitled to receive for the year of termination based on actual corporate and/or individual performance for that year; and

•	continued coverage (for himself and, to the extent covered immediately prior to the date of termination, his spouse and eligible dependents) under our group health plan for one year.

Termination without Cause or Resignation due to Good Reason in the 24 Month Period Following a Change in Control. Upon a termination of employment without “cause” or resignation due to “good reason,” that, in either such case, occurs within the 24 month period immediately following a “change in control,” Mr. Romano will be entitled to the following payments and/or benefits:

•	continuation of base salary for 24 months;

•	payment of an amount equal to the greater of target bonus or the average annual bonus earned by Mr. Romano over the preceding two years (or over the period of employment if termination occurs prior to the end of the second fiscal year following commencement of employment), which shall be paid in equal installments over the 12 months following such termination;

•	all outstanding grants of time-based restricted stock, time-based restricted stock units or stock options, including the Initial Grant, would vest in full;

•	all outstanding performance-based restricted stock units will vest at the target level and be immediately settled;

•	payment of a pro-rata portion of the annual bonus he would otherwise be entitled to receive for the year of termination based on actual corporate and/or individual performance for that year;

•	continued coverage (for himself and, to the extent covered immediately prior to the date of termination, his spouse and eligible dependents) under our group health plan for 24 months;

•	payment of a transaction bonus of $350,000 pursuant to a transaction bonus agreement; and

•	payments by us to or for the benefit of Mr. Romano shall be limited to the largest amount that could be payable to Mr. Romano without causing the application of the excise tax under Section 4999 of the Code; provided that such reduction shall only be imposed if the aggregate after-tax value of such amounts is equal to or greater than the aggregate after-tax value (after giving effect to the excise tax) of such amount without any such reduction.

Death. In the event of his termination of employment due to death, Mr. Romano’s executors, legal representatives or administrators will be entitled to the following payments and/or benefits:

•	the Initial Grant would vest in full; and

•	payment of a pro-rata portion of the annual bonus he would otherwise be entitled to receive for the year of termination based on actual corporate and/or individual performance for that year.

Disability. In the event of his termination of employment due to disability, Mr. Romano will be entitled to the following payments and/or benefits:

•	the Initial Grant would vest in full; and

•	payment of a pro-rata portion of the annual bonus he would otherwise be entitled to receive for the year of termination based on actual corporate and/or individual performance for that year.

Mr. Romano is bound by certain non-competition and non-solicitation covenants, which extend for a period of 12 months following termination of employment (or the applicable severance period, if longer). To receive any severance or termination payments or benefits described above, Mr. Romano is required to timely execute and deliver a general release and non-disparagement agreement in a form prescribed by us.

Description of Triggering Events

Cause. Mr. Romano’s employment may be terminated by us for “cause” upon Mr. Romano’s (a) conviction of, or the entry of a plea of guilty or no contest to, a crime, other than a minor traffic offense; (b) alcohol abuse or addiction to a controlled drug (other than in accordance with a physician’s prescription); (c) willful misconduct or gross negligence in the course of employment; (d) material breach of any material published Company policy; (e) material breach of any agreement with or duty owed to the Company or any of its affiliates; or (f) refusal to perform the lawful and reasonable directives of the Board of Directors or any committee thereof.

Good Reason. Mr. Romano may terminate his employment for “good reason” upon the occurrence of any of the following without his prior consent: (i) a material, adverse change in title, authority or duties; (ii) a reduction in base salary or bonus opportunity; or (iii) a relocation of his principal worksite more than 50 miles from the Company’s headquarters.

Disability. Under Mr. Romano’s employment agreement, “disability” has the same definition as such term does under the Company’s long-term disability plan.

Change in Control. The “change in control” provisions of Mr. Romano’s employment agreement will generally be triggered upon the first to occur of any of the following:

•	any person becomes beneficial owner of more than 50% of the voting power of the Company’s then outstanding securities;

•	a consolidation, share exchange, reorganization or merger of the Company resulting in the stockholders of the Company immediately prior to such event not owning at least a majority of the voting power of the resulting entity’s securities outstanding immediately following such event;

•	the sale of substantially all of our assets; or

•	a liquidation or dissolution of the Company.

Assuming one of the following events occurred on January 28, 2017, Mr. Romano’s payments and benefits have an estimated value of:

	Severance Payment ($)		Payment of Pro-Rata Annual Bonus ($) (1)	Additional Severance Payment		Health Benefit Continuation ($)		Other ($)		Value of Options Subject to Acceleration ($)	Value of Restricted Stock and Restricted Stock Units Subject to Acceleration ($)		Total ($)
For Cause	—		—	—		—		—		—	—		—
Voluntary Resignation (without Good Reason)	—		—	—		—		—		—	—		—
Death	—		201,885	—		—		—		—	29,452	(2)	231,337
Disability	—		201,885	—		—		—		—	29,452	(2)	231,337
Without Cause or for Good Reason	825,000	(3)	201,885	496,088	(4)	15,622	(5)	—		—	95,327	(6)	1,633,922
Without Cause or for Good Reason in connection with a Change in Control	1,650,000	(7)	201,885	825,000	(8)	31,245	(9)	350,000	(10)	—	510,700	(11)	3,568,830
Change in Control (without termination)	—		—	—		—		350,000	(10)	—	271,840	(12)	621,840

(1)	This amount reflects Mr. Romano’s otherwise earned 2016 annual incentive. However, as noted above, payment of Mr. Romano’s otherwise earned 2016 annual incentive has been made subject to the same conditions as his transaction bonus.
(2)	This amount represents the value of 5,222 shares of otherwise unvested Common Stock, based on $5.64, the closing price of our Common Stock on January 27, 2017.
(3)	This amount is equal to 12 months of Mr. Romano’s monthly base salary as of January 28, 2017.
(4)	This amount represents an amount equal to the annual average bonus earned by Mr. Romano over the prior two fiscal years.
(5)	This amount represents premium payments for 12 months of continued group health coverage.
(6)	This amount represents (a) the value of 5,222 shares of otherwise unvested Common Stock, based on $5.64, the closing price of our Common Stock on January 27, 2017 ($29,452), plus (b) the value of 11,680 shares of otherwise unvested Common Stock (which represents restricted stock that would have vested at the next scheduled vest after January 28, 2017), based on $5.64, the closing price of our Common Stock on January 27, 2017 ($65,875). Although Mr. Romano would be entitled to a portion of certain currently unearned performance-based restricted stock units from the fiscal year 2015 and fiscal year 2016 awards if earned, no value is shown here because the Company determined pursuant to FASB ASC Topic 718 that such awards are unlikely to be earned, even at the threshold level.
(7)	This amount is equal to 24 months of Mr. Romano’s monthly base salary as of January 27, 2017.
(8)	This amount represents an amount equal to the Mr. Romano’s target bonus.
(9)	This amount represents premium payments for 24 months of continued group health coverage.
(10)	This amount represents a transaction bonus payable to Mr. Romano pursuant to a transaction bonus agreement.
(11)	This amount represents (a) the value of 42,351 shares of otherwise unvested Common Stock, based on $5.64, the closing price of our Common Stock on January 27, 2017 ($238,860), plus (b) the value of 46,720 shares of otherwise unvested and unearned performance-based restricted stock units (the target level of the 2015 and 2016 performance-based grants), based on $5.64, the closing price of our Common Stock on January 27, 2017 ($263,501), plus (c) the value of additional performance-based restricted stock units that would be issued due to cash dividends paid on our Common Stock during the performance period with respect to 19,183 shares underlying the fiscal year 2015 awards ($8,339).
(12)	This amount represents (a) the value of 46,720 shares of otherwise unvested and unearned performance-based restricted stock units (the target level of the 2015 and 2016 performance-based grants), based on $5.64, the closing price of our Common Stock on January 27, 2017 ($263,501), plus (b) the value of additional performance-based restricted stock units that would be issued due to cash dividends paid on our Common Stock during the performance period with respect to 19,183 shares underlying the fiscal year 2015 awards ($8,339).

David Stern

Under the terms of his employment agreement, Mr. Stern has the following severance rights:

Termination without Cause or Resignation due to Good Reason. Upon a termination of employment without “cause” or resignation due to “good reason” that, in either such case, does not occur within the two year period after a “change in control,” Mr. Stern will be entitled to the following payments and/or benefits:

•	monthly severance payment of one-twelfth of his base salary for twelve months;

•	payment of a pro-rata portion of the annual bonus he would otherwise be entitled to receive for the year of termination based on actual corporate and/or individual performance for that year; and

•	continued coverage (for himself and, to the extent covered immediately prior to the date of termination, his spouse and eligible dependents) under our group health plan for one year.

Termination without Cause or Resignation due to Good Reason in the Two Year Period Following a Change in Control. Upon a termination of employment without “cause” or resignation due to “good reason,” that, in either such case, occurs within the two year period immediately following a “change in control,” Mr. Stern will be entitled to the following payments and/or benefits:

•	monthly severance payment of one-twelfth of his base salary for 24 months;

•	additional equal monthly severance payment installments of an aggregate of 60% of Mr. Stern’s base salary paid over 24 months;

•	payment of a pro-rata portion of the annual bonus he would otherwise be entitled to receive for the year of termination based on actual corporate and/or individual performance for that year;

•	continued coverage (for himself and, to the extent covered immediately prior to the date of termination, his spouse and eligible dependents) under our group health plan for 18 months; and

•	payments by us to or for the benefit of Mr. Stern shall be limited to the largest amount that could be payable to Mr. Stern without causing the application of the excise tax under Section 4999 of the Code; provided that such reduction shall only be imposed if the aggregate after-tax value of such amounts is equal to or greater than the aggregate after-tax value (after giving effect to the excise tax) of such amount without any such reduction.

Mr. Stern is bound by certain non-competition and non-solicitation covenants, which extend for a period of 24 months following termination of employment during the two year period immediately following a “change in control” and 12 months in all other instances. In order to receive any severance or termination payments or benefits described above, Mr. Stern is required to timely execute and deliver a general release and non-disparagement agreement in a form prescribed by us.

Description of Triggering Events

Cause. Mr. Stern’s employment may be terminated by us for “cause,” which means (i) conviction of, or the entry of a plea of guilty or no contest to, a crime, other than a minor traffic offense; (ii) alcohol abuse or use of controlled drugs (other than in accordance with a physician’s prescription); (iii) willful misconduct or gross negligence in the course of employment; (iv) material breach of any published Company policy, including (without limitation) the Company’s ethics guidelines, insider trading policies or policies regarding employment practices; (v) material breach of any agreement with or duty owed to the Company or any of its affiliates; or (vi) refusal to perform the lawful and reasonable directives of a supervisor.

Good Reason. The definition of “good reason” in Mr. Stern’s employment agreement is substantially the same as described above with respect to Mr. Romano’s employment agreement.

Change in Control. The definition of “change in control” in Mr. Stern’s employment agreement is substantially the same as described above with respect to Mr. Romano’s employment agreement.

Acceleration of Certain Unvested Equity. Under the terms of certain of Mr. Stern’s time-vested stock option and restricted stock awards granted in connection with his hire, the vesting of those awards would accelerate in the event of a change in control.

Assuming one of the following events occurred on January 28, 2017, Mr. Stern’s payments and benefits have an estimated value of:

	Severance Payment ($)		Payment of Pro-Rata Annual Bonus ($)	Additional Severance Payment ($)		Health Benefit Continuation ($)		Value of Performance- Based Stock Units Subject to Acceleration ($)		Total ($)
Without Cause or for Good Reason	405,000	(1)	29,732	—		19,353	(2)	—	(3)	454,085
Without Cause or for Good Reason 12 months after a Change in Control	810,000	(4)	29,732	243,000	(5)	29,029	(6)	177,083	(7)	1,288,844
Change in Control (without termination)	—		—	—		—		177,083	(7)	177,083

(1)	This amount is equal to 12 months of Mr. Stern’s monthly base salary as of January 28, 2017.

(2)	This amount represents premium payments for 12 months of continued group health coverage.
(3)	Although Mr. Stern would be entitled to a portion of certain currently unearned performance-based restricted stock units from the fiscal year 2016 award if earned, no value is shown here because the Company determined pursuant to FASB ASC Topic 718 that such awards are unlikely to be earned, even at the threshold level.
(4)	This amount is equal to 24 months of Mr. Stern’s monthly base salary as of January 28, 2017.
(5)	This amount represents an amount equal to Mr. Stern’s target bonus.
(6)	This amount represents premium payments for 18 months of continued group health coverage.
(7)	This amount represents the value of (a) the value of 15,569 shares of otherwise unvested Common Stock, based on $5.64, the closing price of our Common Stock on January 27, 2017 ($87,809), plus (b) the in-the-money spread of 73,255 otherwise unvested and unearned option shares (with an exercise price of $5.62 per share), based on $5.64, the closing price of our Common Stock on January 27, 2017 ($1,465), plus (c) 15,569 shares of otherwise unvested and unearned performance-based restricted stock units (the target level of the 2016 performance-based grant), based on $5.64, the closing price of our Common Stock on January 27, 2017 ($87,809).

Ronald J. Masciantonio

Under the terms of his amended and restated employment agreement, Mr. Masciantonio has the following severance rights:

Termination without Cause or Resignation due to Good Reason. Upon a termination of employment without “cause” or resignation due to “good reason” that, in either such case, does not occur within the 24 month period after a “change in control,” Mr. Masciantonio will be entitled to the following payments and/or benefits:

•	monthly severance payment of one-ninth of his base salary for nine months;

•	payment of a pro-rata portion of the annual bonus he would otherwise be entitled to receive for the year of termination based on actual corporate and/or individual performance for that year; and

•	continued coverage (for himself and, to the extent covered immediately prior to the date of termination, his spouse and eligible dependents) under our group health plan for one year.

Termination without Cause or Resignation due to Good Reason in the Two Year Period Following a Change in Control. Upon a termination of employment without “cause” or resignation due to “good reason,” that, in either such case, occurs within the two year period immediately following a “change in control,” Mr. Masciantonio will be entitled to the following payments and/or benefits:

•	monthly severance payment of one-tenth of his base salary for 20 months;

•	additional equal monthly severance payment installments of an aggregate of 60% of Mr. Masciantonio’s base salary paid over 20 months;

•	payment of a pro-rata portion of the annual bonus he would otherwise be entitled to receive for the year of termination based on actual corporate and/or individual performance for that year;

•	continued coverage (for himself and, to the extent covered immediately prior to the date of termination, his spouse and eligible dependents) under our group health plan for 18 months;

•	payment of transaction and retention bonuses totaling $234,000 pursuant to a transaction bonus and retention agreement; and

•	payments by us to or for the benefit of Mr. Masciantonio shall be limited to the largest amount that could be payable to Mr. Masciantonio without causing the application of the excise tax under Section 4999 of the Code.

Mr. Masciantonio is bound by certain non-competition and non-solicitation covenants, which extend for a period of 24 months following termination of employment during the two year period immediately following a “change in control” and 12 months in all other instances. In order to receive any severance or termination payments or benefits described above, Mr. Masciantonio is required to timely execute and deliver a general release and non-disparagement agreement in a form prescribed by us.

Description of Triggering Events

Cause. The definition of “cause” in Mr. Masciantonio’s employment agreement is substantially the same as described above with respect to Mr. Stern’s agreement.

Good Reason. The definition of “good reason” in Mr. Masciantonio’s employment agreement is substantially the same as described above with respect to Mr. Romano’s employment agreement.

Change in Control. The definition of “change in control” in Mr. Masciantonio’s employment agreement is substantially the same as described above with respect to Mr. Romano’s employment agreement.

Assuming one of the following events occurred on January 28, 2017, Mr. Masciantonio’s payments and benefits have an estimated value of:

	Severance Payment ($)		Payment of Pro-Rata Annual Bonus ($)	Additional Severance Payment ($)		Health Benefit Continuation ($)		Other ($)		Value of Performance- Based Stock Units Subject to Acceleration ($)		Total ($)
Without Cause or for Good Reason	390,000	(1)	57,262	—		21,297	(2)	—		—	(3)	468,559
Without Cause or for Good Reason 24 months after a Change in Control	780,000	(4)	57,262	234,000	(5)	31,945	(6)	234,000	(7)	115,326	(8)	1,452,533
Change in Control (without termination)	—		—	—		—		234,000	(7)	115,326	(8)	349,326

(1)	This amount is equal to Mr. Masciantonio’s annual base salary as of January 28, 2017.
(2)	This amount represents premium payments for 12 months of continued group health coverage.
(3)	Although Mr. Masciantonio would be entitled to a portion of certain currently unearned performance-based restricted stock units from the fiscal year 2015 and fiscal year 2016 awards if earned, no value is shown here because the Company determined pursuant to FASB ASC Topic 718 that such awards are unlikely to be earned, even at the threshold level.
(4)	This amount is equal to twice Mr. Masciantonio’s annual base salary as of January 28, 2017.
(5)	This amount represents an amount equal to Mr. Masciantonio’s target bonus.
(6)	This amount represents premium payments for 18 months of continued group health coverage.
(7)	This amount represents a transaction bonus payable to Mr. Masciantonio pursuant to a transaction bonus and retention agreement. 50% of this amount was paid to Mr. Masciantonio in March 2017 pursuant to the terms of such agreement.
(8)	This amount represents (a) the value of 19,821 shares of otherwise unvested and unearned performance-based restricted stock units (the target level of the 2015 and 2016 performance-based grants), based on $5.64, the closing price of our Common Stock on January 27, 2017 ($111,790) plus (b) the value of additional performance-based restricted stock units that would be issued due to cash dividends paid on our Common Stock during the performance period with respect to 8,138 shares underlying the fiscal year 2015 awards ($3,536).

Judd P. Tirnauer

As noted above, Mr. Tirnauer resigned from employment with us effective April 22, 2016. Mr. Tirnauer was not entitled to any severance payments in connection with his resignation.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information, as of March 31, 2017, except as otherwise noted, with respect to the beneficial ownership of shares of common stock by each person who is known to us to be the beneficial owner of more than five percent of the outstanding shares of common stock, by each director, by each of the Destination Maternity’s named executive officers, and by all directors and executive officers as a group. Unless otherwise indicated, each person has sole voting power and sole investment power.

	Common Stock
Name and Address of Beneficial Owner (a)	Amount and Nature of Beneficial Ownership (#)		Percent of Class (%)(b)
Anthony M. Romano	201,378	(c)	*
Ronald J. Masciantonio	118,376	(d)	*
David Stern	15,569	(e)	*
Arnaud Ajdler	63,036	(f)	*
Michael J. Blitzer	24,522	(g)	*
Barry Erdos	58,147	(h)	*
Melissa Payner-Gregor	35,376	(g)	*
B. Allen Weinstein	33,600	(g)	*
Towle & Co.	2,097,818	(i)	15.00%
1610 Des Peres Road, Suite 250
St. Louis, MO 63131
Yeled	1,922,820	(j)	13.75%
381 rue de Neudorf
L-2222 Luxembourg
Renaissance Technologies LLC	781,400	(k)	5.59%
800 Third Avenue
New York, NY 10022
Royce and Associates, LP	769,967	(l)	5.50%
745 Fifth Avenue
New York, NY 10151
All current directors and officers as a group (8 persons)	550,004	(m)	3.87%

*	Less than 1% of the outstanding Common Stock or less than 1% of the voting power.
(a)	Except as otherwise indicated, the address of each person named in the table is: c/o Destination Maternity Corporation, 232 Strawbridge Drive, Moorestown, New Jersey 08057.
(b)	Based upon 13,987,594 shares of common stock issued and outstanding as of March 31, 2017.
(c)	Includes 5,222 shares of unvested restricted stock from the August 11, 2014 grant of 10,443 shares, of which 2,611 shares vest on each of August 11, 2017 and August 11, 2018, 9,592 shares of unvested restricted stock from the December 5, 2014 grant of 19,183 shares, of which 4,796 shares vest on each of December 5, 2017 and December 5, 2018, and 20,653 shares of unvested restricted stock from the March 30, 2016 grant of 27,537 shares, of which 6,884 shares vest on each of March 30, 2018 and March 30, 2019, and 6,885 shares vest on March 30, 2020. Also includes 139,215 shares purchasable upon exercise of stock options owned (or which may be deemed to be owned) as of March 31, 2017 or 60 days thereafter.
(d)	Includes 820 shares of unvested restricted stock from the December 4, 2013 grant of 3,279 shares, which shares vest on December 4, 2017, 4,069 shares of unvested restricted stock from the December 5, 2014 grant of 8,138 shares, of which 2,034 shares vest on December 5, 2017 and 2,035 shares vest on December 5, 2018, and 8,763 shares of unvested restricted stock from the March 30, 2016 grant of 11,683 shares, of which 2,921 shares vest on each of March 30, 2018, March 30, 2019, and March 30, 2020. Also includes 91,161 shares purchasable upon exercise of stock options owned (or which may be deemed to be owned) as of March 31, 2017 or 60 days thereafter.

(e)	Includes all 15,569 shares of unvested restricted stock from the August 1, 2016 grant, of which 3,892 shares vest on each of August 1, 2017, August 1, 2018 and August 1, 2019 and 3,893 shares vest on August 1, 2020.
(f)	Includes 6,000 shares of unvested restricted stock granted on May 19, 2016, which shares will vest on the first anniversary of the date of the grant, and 4,160 shares of unvested restricted stock granted to Mr. Ajdler on March 30, 2016, which shares vest on the earlier of: (a) the end of the day immediately prior to the next annual meeting of stockholders; (b) the end of Mr. Ajdler’s service on the Board of Directors other than via resignation; and (c) a change in control of the Company (as defined in the Company’s Amended and Restated 2005 Equity Incentive Plan).
(g)	Includes 4,000 shares of unvested restricted stock granted on May 19, 2016, which shares will vest on the first anniversary of the date of the grant.
(h)	Includes 4,000 shares of unvested restricted stock granted on May 19, 2016, which shares vest on the first anniversary of the date of the grant, and 5,547 shares of unvested restricted stock granted to Mr. Erdos on March 30, 2016, which shares vest on the earlier of: (a) the end of the day immediately prior to the Annual Meeting held in 2017; (b) the end of Mr. Erdos’ service on the Board of Directors other than via resignation; and (c) a change in control of the Company (as defined in the Company’s Amended and Restated 2005 Equity Incentive Plan).
(i)	Information is based on the Schedule 13G filed with the SEC on December 30, 2016. According to that filing, Towle & Co. beneficially owns all of the shares specified on the above table.
(j)	On May 2, 2016 Orchestra-Prémaman S.A delivered to Yeled substantially all of such Company shares for €16.4 million, for which payment of €16.2 million had already been made at the year-end close of February 29, 2016, the remainder of €0.2 million being due 10 days after the signing of the agreement. Orchestra-Prémaman S.A has an option to buy back the stock within 26 months of the sale at the price for which it sold such Company shares to Yeled.
(k)	Information is based on the Schedule 13G/A filed with the SEC on February 14, 2017. According to that filing, Renaissance Technologies LLC (“RTC”), and Renaissance Technologies Holdings Corporation (“RTHC”), because of RTHC’s majority ownership of RTC, beneficially own all of the shares specified on the above table. Also according to that filing, certain funds and accounts managed by RTC have the right to receive dividends and proceeds from the sale of the shares.
(l)	Information is based on the Schedule 13G/A filed with the SEC on January 6, 2017. According to that filing, Royce & Associates, LP beneficially owns all of the shares specified on the above table.
(m)	Includes the following number of shares purchasable upon exercise of stock options owned (or which may be deemed to be owned) by the following persons as of March 31, 2017 or 60 days thereafter: Anthony M. Romano—139,215 and Ronald J. Masciantonio—91,161. Also includes the following number of shares of unvested restricted stock owned (or which may be deemed to be owned) by the following persons: Anthony M. Romano—35,467, Ronald J. Masciantonio—13,652, David Stern—15,569, Arnaud Ajdler—10,160, Michael J. Blitzer—4,000, Barry Erdos—9,547, Melissa Payner-Gregor—4,000, and B. Allen Weinstein—4,000.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of January 28, 2017 regarding the number of shares of common stock that may be issued under our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	881,751	(1)	$12.18	272,294	(2)
Equity compensation plans not approved by security holders	73,255	(3)	$5.62	—

Total	955,006		$11.68	272,294

(1)	Reflects shares subject to options outstanding under the 2005 Plan.
(2)	Reflects shares available under the 2005 Plan (all of which may be issued as shares of restricted stock, restricted stock units or deferred stock units).
(3)	Reflects shares subject to an outstanding option agreement awarded as a non-plan based inducement grant.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships

Our Board of Directors recognizes that related party transactions present a heightened risk of conflicts of interest and/or improper valuation (or the perception thereof). Pursuant to the Company’s Code of Business Conduct and Ethics, information about transactions involving related parties is reviewed by the Audit Committee. It is the Company’s policy that all business decisions will reflect independent judgment and discretion, uninfluenced by considerations other than those honestly believed to be in the best interests of the Company and its stockholders. Any direct or indirect conflict of interest between the Company and any director, officer or employee is prohibited unless otherwise consented to by the General Counsel or the Audit Committee in accordance with the Code of Business Conduct and Ethics. Related parties include Company directors, nominees for director, and executive officers, as well as their immediate family members. Related party transactions include transactions, arrangements or relationships pursuant to which the judgment and discretion of a director, officer or employee is or may be influenced by considerations of personal gain or benefit, or gain or benefit to a third party, whether or not affiliated with the director, officer or employee.

When reviewing a related party transaction, the Audit Committee will use any process and review any information that it determines is appropriate. The Audit Committee takes into consideration all of the relevant facts and circumstances available to it, including (if applicable), but not limited to: (i) the material terms and conditions of the transaction or transactions; (ii) the related party’s relationship to the Company; (iii) the related party’s interest in the transaction, including their position or relationship with, or ownership of, any entity that is a party to or has an interest in the transaction; (iv) the approximate dollar value of the transaction; (v) the availability from other sources of comparable products or services; and (vi) an assessment of whether the transaction is on terms that are comparable to the terms available to us from an unrelated third party. All related party transactions will be disclosed in accordance with SEC rules.

In the event the Company becomes aware of a related party transaction that was not previously approved or ratified by the Audit Committee or management, the Company shall evaluate all options available, including ratification, revision or termination of the transaction.

Related Party Transactions

Since January 31, 2016, the Company has entered into the following business transactions:

Merger Agreement

On December 19, 2016, Destination Maternity Corporation entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Orchestra-Prémaman S.A., a société anonyme organized under the laws of France, and US OP Corporation, a Delaware corporation and a wholly-owned subsidiary of Orchestra-Prémaman (“Merger Sub”), pursuant to which, subject to the satisfaction or waiver of certain conditions, Merger Sub will merge with and into the Company, with the Company surviving as a wholly-owned subsidiary of Orchestra-Prémaman (the “Merger”). The Merger is expected to close during the third fiscal quarter of 2017 or as soon as possible thereafter. Orchestra-Prémaman and its affiliate, Yeled Invest S.à.r.l., beneficially own at least five percent of the outstanding common stock of the Company. A more complete summary of the terms of the Merger Agreement is set forth under the heading “Recent Developments—Agreement and Plan of Merger” of the Original Form 10-K Filing, which is incorporated herein by reference.

Business Agreements with Orchestra-Prémaman S.A.

Consulting Agreements

Orchestra Premaman USA Inc., a wholly-owned subsidiary of Orchestra-Prémaman, and Destination Maternity entered into a consulting agreement, dated as of January 27, 2017, pursuant to which Orchestra Premaman USA Inc. engaged Destination Maternity on a non-exclusive basis to represent Orchestra Premaman USA Inc. in the analysis, determination and procurement of retail locations for the conduct of Orchestra Premaman USA Inc.’s retail business. In exchange for the services provided under this agreement, Orchestra Premaman USA Inc. has agreed to pay up to $65,000 to Destination Maternity for each fully executed lease plus reasonable out-of-pocket marketing and travel related expenses. As of the date of this Form 10-K/A, Destination Maternity has advised Orchestra Premaman USA Inc. in connection with one retail location lease and earned $10,000 in connection therewith.

Orchestra Premaman USA Inc. and Destination Maternity also entered into a consulting agreement for construction project management and architectural services, dated as of February 3, 2017, pursuant to which Orchestra Premaman USA Inc. engaged Destination Maternity on a non-exclusive basis to provide construction project management and architectural services related to Orchestra Premaman USA Inc.’s retail business. In exchange for the services provided under this agreement, Orchestra Premaman USA Inc. has agreed to pay up to $34,000 to Destination Maternity for each fully completed project, subject to certain reductions depending on the involvement of third-party architects and engineers. As of the date of this Form 10-K/A, Destination Maternity is currently providing services to Orchestra Premaman USA Inc. in connection with one retail location but has not yet earned any compensation in connection with such services.

Product Purchase Agreement

Orchestra Prémaman USA Inc. and Destination Maternity entered into a product purchase agreement, dated as of May 1, 2017. This product and purchase agreement establishes the framework pursuant to which Destination Maternity may purchase infant and childrenswear from Orchestra-Prémaman to be sold in certain Destination Maternity stores. The product and purchase agreement does not provide for any minimum purchases requirement. The purchase agreement also provides that the price for merchandise will be agreed on an order-by-order basis. As of the date of this Form 10-K/A, Destination Maternity has agreed to carry Orchestra-Prémaman produced apparel in a small number of Destination Maternity’s retail locations on a test basis but has not yet made any payments to Orchestra-Prémaman in connection therewith.

Masciantonio Employment Agreement with Orchestra-Prémaman S.A.

Mr. Masciantonio, Orchestra-Prémaman, and Merger Sub are parties to an Executive Employment Agreement, dated February 21, 2017, contingent and effective upon closing of the Merger. Pursuant to this Executive Employment Agreement, Mr. Masciantonio will be employed following the effective date of the Merger as the Executive Vice President & Chief Operating Officer of the Company, which will be the surviving corporation in the Merger. The key elements of the Executive Employment Agreement are as follows:

(1) Base Salary: Mr. Masciantonio’s base salary is set at an annual rate of $500,000, which will be reviewed annually by the Compensation Committee of Orchestra-Prémaman’s board of directors (the “Orchestra-Prémaman Board”).

(2) Annual Bonus: Mr. Masciantonio’s target annual performance bonus opportunity is one hundred percent (100%) of his annual base salary, with a limit on his maximum bonus opportunity of two hundred percent (200%) of his annual base salary (the “performance bonus”). The minimum performance bonus payable to Mr. Masciantonio is $0. The performance bonus is based on the achievement of annual company performance objectives reasonably established for the applicable fiscal year by the Orchestra-Prémaman Board for both Mr. Masciantonio and the chief executive officer of the surviving corporation.

(3) Retention Bonus: If Mr. Masciantonio remains continuously employed with the surviving corporation through the one-year anniversary of the closing of the Merger, Mr. Masciantonio will be entitled to a lump sum cash payment of $117,000.

(4) Severance Benefits: If Mr. Masciantonio is terminated without cause or resigns with good reason after the second anniversary of the closing of the Merger, he will be entitled to the following severance benefits: (a) payment of any performance bonus otherwise payable (but for the cessation of Mr. Masciantonio’s employment) with respect to any prior year; (b) payment of a pro-rata performance bonus for the year of termination; (c) monthly severance payments of one-twelfth of his base salary paid in substantially equal monthly installments for 12 months; and (d) waiver of the applicable premium otherwise payable for COBRA continuation coverage for Mr. Masciantonio, and his eligible dependents, if applicable, for 12 months. However, if Mr. Masciantonio is terminated without cause or resigns with good reason prior to the second anniversary of the closing of the Merger, then the duration of the severance benefits referenced in (c) above will increase from 12 to 24 months, the duration of the severance benefits referenced in (d) above will increase from 12 to 18 months, and Mr. Masciantonio will be entitled to an additional severance benefit equal to 60% of his base salary, which will be divided into substantially equal monthly installments and paid over 24 months. For the purpose of determining the amount of salary continuation under this paragraph, Mr. Masciantonio’s base salary shall be his annual base salary rate as in effect immediately prior to the closing of the Merger (i.e., $390,000). If Mr. Masciantonio is terminated without cause or resigns with good reason within the two-year period following the closing of the Merger due to a change in control, then the duration of the severance benefits referenced in (c) and (d) above will increase from 12 to 24 months.

(5) Non-Hire; Non-Solicit; Non-Competition: The Executive Employment Agreement contains certain non-hire, non-solicitation, and non-competition provisions which operate during Mr. Masciantonio’s employment and for the applicable restricted period. The restricted period is equal to: (a) 12 months, if Mr. Masciantonio is terminated without cause or resigns with good reason after the two-year period following the closing of the Merger; (b) 24 months, if Mr. Masciantonio is terminated without cause or resigns with good reason within the two-year period following the closing of the Merger; or (c) 12 months in the case of any other cessation of employment.

Director Independence

For information regarding the independence of our directors, please see the discussion under Item 10, below the heading “Corporate Governance—Board of Directors Independence,” which discussion is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The following is a summary of the fees billed to the Company by KPMG LLP for professional services rendered for fiscal years 2016 and 2015:

Fee Category	Fiscal Year 2016 Fees ($)	Fiscal Year 2015 Fees ($)
Audit Fees (1)	971,962	850,625
Audit-Related Fees (2)	—	—
Tax Fees (3)	181,666	198,313
Non Audit-Related Fees (4)	372,000	—

Total Fees	1,525,628	1,048,938

(1)	Audit Fees consist of fees billed for professional services rendered for the annual audit of the Company’s consolidated financial statements and internal control over financial reporting, for reviews of the interim financial statements included in the Company’s quarterly reports on Form 10-Q, and for services provided in connection with certain statutory and regulatory filings, including consents.
(2)	Audit-Related Fees consist of fees billed for professional services rendered for audit-related services including consultations on proposed financial accounting and reporting related matters.
(3)	Tax Fees consist of fees billed for professional services relating to tax compliance and other tax advice.
(4)	Non Audit-Related Fees consist of fees billed for professional services for due diligence assistance relating to the pending merger with Orchestra-Prémaman S.A.

The Audit Committee’s pre-approval policies and procedures provide for pre-approval of audit, audit-related, tax and other services. Unless a type of service to be provided by the independent registered public accountants has received general pre-approval, it will require specific pre-approval by the Audit Committee. Any proposed services exceeding pre-approved fee levels require specific pre-approval by the Audit Committee. The pre-approval fee levels for all services to be provided by the independent registered public accountants are established annually by the Audit Committee. The Audit Committee pre-approved all audit, audit-related and non-audit services described above rendered to the Company by KPMG LLP during fiscal years 2015 and 2016 and has pre-approved similar services to be rendered during the fiscal year 2017. The Audit Committee believes the rendering of these services is not incompatible with the independent registered public accountants maintaining their independence.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

Exhibit No.	Description

*2.1	Agreement and Plan of Merger, dated as of December 19, 2016, by and among Destination Maternity Corporation, Orchestra-Prémaman S.A. and US OP Corporation (Exhibit 2.1 to the Company’s Current Report on Form 8-K dated December 19, 2016)

*3.1	Restated Certificate of Incorporation of the Company (Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2008)

à3.2	Bylaws of the Company, effective December 22, 2016

†*10.1	Form of Non-Qualified Stock Option Agreement under the Company’s 2005 Equity Incentive Plan (Exhibit 10.29 to the 2006 Form 10-K)

†*10.2	Employment Agreement, dated July 23, 2008, between the Company and Judd P. Tirnauer (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 21, 2008 (the “July 21, 2008 Form 8-K”))

†*10.3	Restrictive Covenant Agreement with Judd P. Tirnauer dated July 23, 2008 (Exhibit 10.2 to the July 21, 2008 Form 8-K)

†*10.4	Employment Agreement, dated April 11, 2011, between Christopher F. Daniel and the Company (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 11, 2011 (the “April 11, 2011 Form 8-K”))

†*10.5	Amendment, dated August 10, 2011, to the Employment Agreement dated as of July 23, 2008 between Judd P. Tirnauer and the Company (Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 10, 2011 (the “August 10, 2011 Form 8-K”))

†*10.6	Amendment, dated November 22, 2011, to the Employment Agreement dated as of July 23, 2008 (as amended) between Judd P. Tirnauer and the Company (Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2011 (the “2011 Form 10-K”))

†*10.7	Form of Restricted Stock Unit Award Agreement under the Company’s 2005 Equity Incentive Plan (Exhibit 10.47 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011)

†*10.8	Third Amended and Restated Employment Agreement dated March 6, 2012 between Edward M. Krell and the Company (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 6, 2012)

†*10.9	2005 Equity Incentive Plan (as amended and restated) (Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 25, 2013)

†*10.10	Letter Amendment dated December 7, 2013 to the Employment Agreement between the Company and Judd P. Tirnauer (Exhibit 10.2 to the December 4, 2013 Form 8-K)

Exhibit No.	Description

†*10.11	Destination Maternity Corporation Stock Ownership Guidelines (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 24, 2014 (the “January 24, 2014 Form 8-K”))

†*10.12	Non-Employee Director Compensation Policy (Exhibit 10.2 to the January 24, 2014 Form 8-K)

†*10.13	Release and Separation Agreement dated August 10, 2014, between the Company and Edward M. Krell (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 10, 2014 (the “August 10, 2014 Form 8-K”))

†*10.14	Employment Agreement dated August 10, 2014, between the Company and Anthony M. Romano (Exhibit 10.2 to the August 10, 2014 Form 8-K)

†*10.15	Destination Maternity Corporation 2013 Management Incentive Program, as amended effective December 3, 2014 (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 1, 2014 (the “December 1, 2014 Form 8-K”))

†*10.16	Letter Agreement between the Company and Judd P. Tirnauer dated December 3, 2014 (Exhibit 10.4 to the December 1, 2014 Form 8-K)

†*10.17	Letter Agreement between the Company and Anthony M. Romano dated December 3, 2014 (Exhibit 10.5 to the December 1, 2014 Form 8-K)

†*10.18	Form of Restricted Stock Unit Award Agreement under the Company’s 2005 Equity Incentive Plan (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 1, 2015)

†*10.19	Separation and Release Agreement dated December 17, 2015, between the Company and Christopher F. Daniel (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 17, 2015)

*10.20	Non-Disclosure Agreement dated March 15, 2016, between the Company and Orchestra-Prémaman S.A. (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 15, 2016)

*10.21	Term Loan Credit Agreement dated March 25, 2016, among the Company and Cave Springs, Inc., as Borrowers, Mothers Work Canada, Inc. and DM Urban Renewal, LLC, as Guarantors, each lender from time to time party hereto, Wells Fargo Bank, National Association, as Administrative Agent, Joint Lead Arranger and Sole Bookrunner, and TPG Specialty Lending, Inc., as Joint Lead Arranger and Documentation Agent (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 25, 2016 (the “March 25, 2016 Form 8-K”))

*10.22	Amended and Restated Credit Agreement, dated March 25, 2016, among the Company and Cave Springs, Inc., as Borrowers, Mothers Work Canada, Inc. and DM Urban Renewal, LLC, as Guarantors, each lender from time to time party hereto and Wells Fargo Bank, National Association, as Administrative Agent and Swing Line Lender and Letter of Credit Issuer (Exhibit 10.2 to the March 25, 2016 Form 8-K)

*10.23	Intercreditor Agreement dated March 25, 2016, among Wells Fargo Bank, National Association, as ABL Agent and Wells Fargo Bank, National Association, as Term Agent, acknowledged by the Company, Cave Springs, Inc., Mothers Work Canada, Inc. and DM Urban Renewal, LLC (Exhibit 10.3 to the March 25, 2016 Form 8-K)

Exhibit No.	Description

†*10.24	Transaction Bonus Agreement, dated May 31, 2016, by and between the Company and Anthony M. Romano (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 31, 2016 (the “May 31, 2016 Form 8-K”))

†*10.25	Transaction Bonus and Retention Agreement, dated May 31, 2016, by and between the Company and Ronald J. Masciantonio (Exhibit 10.2 to the May 31, 2016 Form 8-K)

†*10.26	Amended and Restated Executive Employment Agreement, dated May 31, 2016, by and between the Company and Ronald J. Masciantonio (Exhibit 10.3 to the May 31, 2016 Form 8-K)

†*10.27	Executive Employment Agreement dated July 20, 2016 between David Stern and the Company (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 1, 2016 (the “August 1, 2016 Form 8-K”)

†*10.28	Non-Qualified Stock Option Inducement Award Agreement dated August 1, 2016 between David Stern and the Company (Exhibit 10.2 to the August 1, 2016 Form 8-K)

†*10.29	Restricted Stock Inducement Award Agreement dated August 1, 2016 between David Stern and the Company (Exhibit 10.3 to the August 1, 2016 Form 8-K)

†*10.30	Restricted Stock Unit Inducement Award Agreement dated August 1, 2016 between David Stern and the Company (Exhibit 10.4 to the August 1, 2016 Form 8-K)

*10.31	Governance Agreement, dated as of December 19, 2016, by and among Destination Maternity Corporation, Orchestra-Prémaman S.A. and Yeled Invest S.à.r.l. (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 19, 2016 (the “December 19, 2016 Form 8-K”))

*10.32	Consent and Amendment No. 1 to Amended and Restated Credit Agreement, dated as of December 18, 2016, by and among Wells Fargo Bank, National Association, Destination Maternity Corporation, Cave Springs, Inc., Mothers Work Canada, Inc. and DM Urban Renewal, LLC (Exhibit 10.2 to the December 19, 2016 Form 8-K)

*10.33	Consent and Amendment No. 1 to Term Loan Credit Agreement, dated as of December 18, 2016, by and among Wells Fargo Bank, National Association, TPG Specialty Lending, Inc., Destination Maternity Corporation, Cave Springs, Inc., Mothers Work Canada, Inc., and DM Urban Renewal, LLC (Exhibit 10.3 to the December 19, 2016 Form 8-K)

*10.34	First Amendment to Intercreditor Agreement, dated December 18, 2016, by and among Wells Fargo Bank, National Association, Destination Maternity Corporation, Cave Springs, Inc., Mothers Work Canada, Inc. and DM Urban Renewal, LLC (Exhibit 10.4 to the December 19, 2016 Form 8-K)

†*10.35	Amendment to Transaction Bonus Agreement, dated January 6, 2017, by and between the Company and Anthony M. Romano (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 6, 2017 (the “January 6, 2017 Form 8-K”))

†*10.36	Amendment to Transaction Bonus and Retention Agreement, dated January 6, 2017, by and between the Company and Ronald J. Masciantonio (Exhibit 10.2 to the January 6, 2017 Form 8-K)

Exhibit No.	Description

à10.37	Consulting Agreement, dated as of January 27, 2017, by and between Destination Maternity Corporation and Orchestra-Prémaman USA Inc.

à10.38	Consulting Agreement for Construction Project Management and Architectural Services, dated as of February 3, 2017, by and between Destination Maternity and Orchestra-Prémaman USA Inc.

*10.39	Amendment No. 2 to Amended and Restated Credit Agreement, dated as of April 7, 2017, by and among Wells Fargo Bank, National Association, Destination Maternity Corporation, Cave Springs, Inc., Mothers Work Canada, Inc. and DM Urban Renewal, LLC (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 7, 2017 (the “April 7, 2017 Form 8-K”))

*10.40	Amendment No. 2 to Term Loan Credit Agreement, dated as of April 7, 2017, by and among Wells Fargo Bank, National Association, TPG Specialty Lending, Inc., Destination Maternity Corporation, Cave Springs, Inc., Mothers Work Canada, Inc., and DM Urban Renewal, LLC (Exhibit 10.2 to the April 7, 2017 Form 8-K)

*10.41	Second Amendment to Intercreditor Agreement, dated as of April 7, 2017, by and among Wells Fargo Bank, National Association, Destination Maternity Corporation, Cave Springs, Inc., Mothers Work Canada, Inc. and DM Urban Renewal, LLC (Exhibit 10.3 to the April 7, 2017 Form 8-K)

10.42	Product Purchase Agreement, dated as of May 1, 2017, by and between Orchestra Prémaman USA Inc. and Destination Maternity Corporation.

†10.43	Executive Employment Agreement, dated as of February 21, 2017, by and among Ronald J. Masciantonio, Orchestra-Prémaman S.A. and US OP Corporation.

†10.44	Bonus Deferral Letter, dated April 6, 2017, by and between Destination Maternity Corporation and Anthony M. Romano.

*21	Subsidiaries of the Company (Exhibit 21 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2014)

à23	Consent of KPMG LLP

à31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

à31.2	Certification of the Executive Vice President & Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification of the Executive Vice President & Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

à32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Description

à32.2	Certification of the Executive Vice President & Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

à101.INS	XBRL Instance Document

à101.SCH	XBRL Taxonomy Extension Schema Document

à101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

à101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

à101.LAB	XBRL Taxonomy Extension Label Linkbase Document

à101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference
†	Management contract or compensatory plan or arrangement
à	Previously filed

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 26, 2017.

DESTINATION MATERNITY CORPORATION

By:	/s/ ANTHONY M. ROMANO
Anthony M. Romano
Chief Executive Officer & President (Principal Executive Officer)

By:	/s/ DAVID STERN
David Stern
Executive Vice President & Chief Financial Officer (Principal Financial Officer)

By:	/s/ DAVID L. COURTRIGHT
David L. Courtright
Senior Vice President & Chief Accounting Officer (Principal Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.	Description

10.42	Product Purchase Agreement, dated as of May 1, 2017, by and between Orchestra Prémaman USA Inc. and Destination Maternity Corporation.

†10.43	Executive Employment Agreement, dated as of February 21, 2017, by and among Ronald J. Masciantonio, Orchestra-Prémaman S.A. and US OP Corporation.

†10.44	Bonus Deferral Letter, dated April 6, 2017, by and between Destination Maternity Corporation and Anthony M. Romano.

31.3	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification of the Executive Vice President & Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

†	Management contract or compensatory plan or arrangement