Form 10-K/A
period 2017-01-28
Destination Maternity Corp
filed 2017-06-08
CIK 896985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

On May 23, 2017, there were 13,986,179 shares of the Registrant’s common stock, $.01 par value, outstanding.

EXPLANATORY NOTE

Destination Maternity Corporation (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 2 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended January 28, 2017 (the “Original Form 10-K Filing”), in order to amend and restate in its entirety Item 11 of Part III to provide disclosure concerning director compensation. In addition, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Item 15 of Part IV of the Original Form 10-K Filing has been amended and restated solely to include as exhibits new certifications by our principal executive officer and principal financial officer.

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

Compensation of Directors

Pursuant to our Non-Employee Director Compensation Policy, during fiscal 2016 each of our non-employee directors was entitled to receive a retainer of $12,500 per quarter. In addition, during fiscal 2016, each non-employee director who is a member of a committee was paid an additional quarterly retainer as follows:

Additional Quarterly Retainer ($)
Audit Committee Chair	3,750
Audit Committee Member	1,875
Compensation Committee Chair	3,750
Compensation Committee Member	1,250
Nominating and Corporate Governance Committee Chair	2,500
Nominating and Corporate Governance Committee Member	1,250

During fiscal 2016, our Non-Executive Chair received an additional retainer of $6,250 per quarter. Non-employee directors do not receive any additional compensation for participation in either board or committee meetings. However, members of our Board of Directors are reimbursed for their reasonable travel expenses incurred to attend meetings of our Board of Directors or committees of the Board of Directors on which they serve.

Upon conclusion of our 2016 Annual Meeting of Stockholders, the Company granted each non-employee director 4,000 shares of restricted stock that vest on the earlier of: (1) one year from the date of grant, or (2) one day before the Company’s next Annual Meeting of Stockholders, subject to acceleration in the event of the non-employee director’s death or disability or upon a change in control of the Company. Further, our Non-Executive Chair received an additional 2,000 shares of restricted stock, which additional shares are subject to vesting on the same basis as described above with respect to the 4,000 share award received by all non-employee directors.

In April 2016, the Compensation Committee approved an amendment to the Company’s Non-Employee Director Compensation Policy to allow directors to elect to receive their quarterly cash retainer for Board service (but not for Committee service) and their annual equity compensation for the following calendar year in the form of deferred stock units in lieu of restricted stock. These deferred stock units will vest on the same terms as the restricted stock, but they will not result in the delivery of shares of common stock to the director until the director eventually leaves the Board (whether by virtue of expiration of such director’s term, removal, resignation or other reason), subject to acceleration in the event of the non-employee director’s death or disability or upon a change in control of the Company. The full text of the revised Non-Employee Director Compensation Policy is posted on our investor website at http://investor.destinationmaternity.com.

The Company’s equity ownership guidelines applicable to named executive officers and non-employee directors require each non-employee director to own shares of the Company’s common stock having an aggregate fair market value equal to or greater than four times the annual cash retainer then payable to such non-employee director, measured as of the date of each Annual Meeting of Stockholders. Any non-employee director elected for the first time following the adoption of these guidelines will have three years from the date of such initial election to satisfy the guidelines. Under the terms of the April 2016 amendment to the Company’s Non-Employee Director Compensation Policy, any non-employee director who is not in compliance with the Company’s equity ownership guidelines will be required to receive his or her quarterly retainer for Board service (but not for committee service) and any future annual equity compensation award in the form of deferred stock units.

Currently all of our non-employee directors for whom the equity ownership guidelines are effective, except Mr. Blitzer, Ms. Payner-Gregor and Mr. Weinstein, hold Company equity in excess of the guidelines’ requirement. The Compensation Committee notes that this non-compliance was due to fluctuations in the market value of our Common Stock during the past year. The Compensation Committee further notes that none of these directors have sold equity during their time as directors.

As noted above, according to the Company’s Non-Employee Director Compensation Policy, any non-employee director who is not in compliance with the Company’s equity ownership guidelines will receive his or her quarterly retainer for Board service (but not for Committee service) in the form of deferred stock units in lieu of cash. Accordingly, Mr. Blitzer, Ms. Payner-Gregor and Mr. Weinstein each received 3,658 deferred stock units in calendar 2016 in payment for the two quarterly retainers that would otherwise have been payable to them in cash during the period between the April 2016 amendment of our Non-Employee Director Compensation Policy and the signing of the Merger Agreement.

Under the terms of the Merger Agreement, the Company is restricted from issuing equity awards during the pre-closing period. As such, for the period of time beginning with the signing of the Merger Agreement, the Compensation Committee waived compliance with the requirements of the equity ownership guidelines pending the closing of the Merger. Accordingly, all non-employee directors received payment of their quarterly retainer for the fourth quarter of fiscal 2016 in cash.

M&A Committee Compensation

In December 2015, our Board of Directors formed an M&A Committee consisting of Messrs. Erdos, Ajdler and Plants to evaluate potential strategic transactions. Mr. Erdos served as Chair of the M&A Committee. Our Board of Directors approved compensation for members of the M&A Committee in addition to the compensation paid to non-employee directors generally.

Specifically, in March 2016, Messrs. Erdos, Ajdler and Plants were granted 5,547, 4,160 and 4,160 shares of restricted stock, respectively, for their service on the M&A Committee. These shares were subject to vesting based on the continued service of the grantee through the earliest of (i) the day prior to our 2017 annual meeting of stockholders, (ii) a cessation of the grantee’s service other than due to his resignation, or (iii) a change in control of the Company.

In addition, each member of the M&A Committee received (i) $1,500 per M&A Committee meeting attended after December 2, 2016, and (ii) $750 per meeting of the Board of Directors attended after December 2, 2016, if that meeting was called at the request of the M&A Committee. The members of the M&A Committee were also reimbursed for reasonable travel and other out-of-pocket expenses incurred in connection with their service on the M&A Committee.

Our other non-employee directors (i.e., those who did not serve on the M&A Committee) received $750 for each meeting of our Board of Directors that he or she attended after March 11, 2016, if that meeting was called at the request of the M&A Committee.

Following the execution of the Merger Agreement, the Board of Directors concluded that the M&A Committee had concluded its work and disbanded the M&A Committee on January 15, 2017.

***

In fiscal year 2016, our non-employee directors received the following compensation:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)(2)	Total ($)
Arnaud Ajdler	95,500	66,774	162,274
Michael J. Blitzer	39,250	49,524	88,774
Barry Erdos	88,000	64,514	152,514
J. Daniel Plants (3)	66,303	54,514	120,817
Melissa Payner-Gregor	62,245	49,524	111,769
William A. Schwartz, Jr.(4)	14,375	—	14,375
B. Allen Weinstein	51,750	49,524	101,274

(1)	Upon conclusion of the Annual Meeting of Stockholders on May 19, 2016, in accordance with the Company’s Non-Employee Director Compensation Policy, the Company granted each non-employee director who was then serving on the Board of Directors at that time 4,000 shares of restricted stock with a grant date fair value of $24,520, and granted an additional 2,000 shares of restricted stock to Mr. Ajdler for his service as Non-Executive Chairman with a grant date fair value of $12,260. On March 30, 2016, the Company granted 5,547, 4,160 and 4,160 shares of restricted stock to Messrs. Erdos, Ajdler and Plants, respectively, for their service on the M&A Committee. The grant date fair values of these additional restricted stock awards to Messrs. Erdos, Ajdler and Plants were $39,994, $29,994 and $29,994, respectively. On August 17, 2016, the Company granted 2,101 deferred stock units to each of Mr. Blitzer, Ms. Payner-Gregor and Mr. Weinstein with a grant date fair value of $12,501 per award. On November 17, 2016, the Company granted 1,557 deferred stock units to each of Mr. Blitzer, Ms. Payner-Gregor and Mr. Weinstein with a grant date fair value of $12,503 per award. These grant date fair values were computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation—Stock Compensation (“FASB ASC Topic 718”).

(2)	As of the end of fiscal 2016, our non-employee directors held the following unvested stock awards:

Name	Restricted Stock (#)
Arnaud Ajdler	10,160
Michael J. Blitzer	4,000
Barry Erdos	9,547
Melissa Payner-Gregor	4,000
B. Allen Weinstein	4,000

(3)	Mr. Plants resigned from the Board of Directors, effective December 20, 2016 and his unvested equity awards were cancelled effective at the time of such resignation.

(4)	Mr. Schwartz’s term of service as a member of the Board of Directors ended on May 19, 2016.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

Exhibit No.	Description

*2.1	Agreement and Plan of Merger, dated as of December 19, 2016, by and among Destination Maternity Corporation, Orchestra-Prémaman S.A. and US OP Corporation (Exhibit 2.1 to the Company’s Current Report on Form 8-K dated December 19, 2016)

*3.1	Restated Certificate of Incorporation of the Company (Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2008)

◇3.2	Bylaws of the Company, effective December 22, 2016

†*10.1	Form of Non-Qualified Stock Option Agreement under the Company’s 2005 Equity Incentive Plan (Exhibit 10.29 to the 2006 Form 10-K)

†*10.2	Employment Agreement, dated July 23, 2008, between the Company and Judd P. Tirnauer (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 21, 2008 (the “July 21, 2008 Form 8-K”))

†*10.3	Restrictive Covenant Agreement with Judd P. Tirnauer dated July 23, 2008 (Exhibit 10.2 to the July 21, 2008 Form 8-K)

†*10.4	Employment Agreement, dated April 11, 2011, between Christopher F. Daniel and the Company (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 11, 2011 (the “April 11, 2011 Form 8-K”))

†*10.5	Amendment, dated August 10, 2011, to the Employment Agreement dated as of July 23, 2008 between Judd P. Tirnauer and the Company (Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 10, 2011 (the “August 10, 2011 Form 8-K”))

†*10.6	Amendment, dated November 22, 2011, to the Employment Agreement dated as of July 23, 2008 (as amended) between Judd P. Tirnauer and the Company (Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2011 (the “2011 Form 10-K”))

†*10.7	Form of Restricted Stock Unit Award Agreement under the Company’s 2005 Equity Incentive Plan (Exhibit 10.47 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011)

†*10.8	Third Amended and Restated Employment Agreement dated March 6, 2012 between Edward M. Krell and the Company (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 6, 2012)

†*10.9	2005 Equity Incentive Plan (as amended and restated) (Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 25, 2013)

†*10.10	Letter Amendment dated December 7, 2013 to the Employment Agreement between the Company and Judd P. Tirnauer (Exhibit 10.2 to the December 4, 2013 Form 8-K)

Exhibit No.	Description

†*10.11	Destination Maternity Corporation Stock Ownership Guidelines (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 24, 2014 (the “January 24, 2014 Form 8-K”))

†*10.12	Non-Employee Director Compensation Policy (Exhibit 10.2 to the January 24, 2014 Form 8-K)

†*10.13	Release and Separation Agreement dated August 10, 2014, between the Company and Edward M. Krell (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 10, 2014 (the “August 10, 2014 Form 8-K”))

†*10.14	Employment Agreement dated August 10, 2014, between the Company and Anthony M. Romano (Exhibit 10.2 to the August 10, 2014 Form 8-K)

†*10.15	Destination Maternity Corporation 2013 Management Incentive Program, as amended effective December 3, 2014 (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 1, 2014 (the “December 1, 2014 Form 8-K”))

†*10.16	Letter Agreement between the Company and Judd P. Tirnauer dated December 3, 2014 (Exhibit 10.4 to the December 1, 2014 Form 8-K)

†*10.17	Letter Agreement between the Company and Anthony M. Romano dated December 3, 2014 (Exhibit 10.5 to the December 1, 2014 Form 8-K)

†*10.18	Form of Restricted Stock Unit Award Agreement under the Company’s 2005 Equity Incentive Plan (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 1, 2015)

†*10.19	Separation and Release Agreement dated December 17, 2015, between the Company and Christopher F. Daniel (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 17, 2015)

*10.20	Non-Disclosure Agreement dated March 15, 2016, between the Company and Orchestra-Prémaman S.A. (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 15, 2016)

*10.21	Term Loan Credit Agreement dated March 25, 2016, among the Company and Cave Springs, Inc., as Borrowers, Mothers Work Canada, Inc. and DM Urban Renewal, LLC, as Guarantors, each lender from time to time party hereto, Wells Fargo Bank, National Association, as Administrative Agent, Joint Lead Arranger and Sole Bookrunner, and TPG Specialty Lending, Inc., as Joint Lead Arranger and Documentation Agent (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 25, 2016 (the “March 25, 2016 Form 8-K”))

*10.22	Amended and Restated Credit Agreement, dated March 25, 2016, among the Company and Cave Springs, Inc., as Borrowers, Mothers Work Canada, Inc. and DM Urban Renewal, LLC, as Guarantors, each lender from time to time party hereto and Wells Fargo Bank, National Association, as Administrative Agent and Swing Line Lender and Letter of Credit Issuer (Exhibit 10.2 to the March 25, 2016 Form 8-K)

*10.23	Intercreditor Agreement dated March 25, 2016, among Wells Fargo Bank, National Association, as ABL Agent and Wells Fargo Bank, National Association, as Term Agent, acknowledged by the Company, Cave Springs, Inc., Mothers Work Canada, Inc. and DM Urban Renewal, LLC (Exhibit 10.3 to the March 25, 2016 Form 8-K)

Exhibit No.	Description

†*10.24	Transaction Bonus Agreement, dated May 31, 2016, by and between the Company and Anthony M. Romano (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 31, 2016 (the “May 31, 2016 Form 8-K”))

†*10.25	Transaction Bonus and Retention Agreement, dated May 31, 2016, by and between the Company and Ronald J. Masciantonio (Exhibit 10.2 to the May 31, 2016 Form 8-K)

†*10.26	Amended and Restated Executive Employment Agreement, dated May 31, 2016, by and between the Company and Ronald J. Masciantonio (Exhibit 10.3 to the May 31, 2016 Form 8-K)

†*10.27	Executive Employment Agreement dated July 20, 2016 between David Stern and the Company (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 1, 2016 (the “August 1, 2016 Form 8-K”)

†*10.28	Non-Qualified Stock Option Inducement Award Agreement dated August 1, 2016 between David Stern and the Company (Exhibit 10.2 to the August 1, 2016 Form 8-K)

†*10.29	Restricted Stock Inducement Award Agreement dated August 1, 2016 between David Stern and the Company (Exhibit 10.3 to the August 1, 2016 Form 8-K)

†*10.30	Restricted Stock Unit Inducement Award Agreement dated August 1, 2016 between David Stern and the Company (Exhibit 10.4 to the August 1, 2016 Form 8-K)

*10.31	Governance Agreement, dated as of December 19, 2016, by and among Destination Maternity Corporation, Orchestra-Prémaman S.A. and Yeled Invest S.à.r.l. (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 19, 2016 (the “December 19, 2016 Form 8-K”))

*10.32	Consent and Amendment No. 1 to Amended and Restated Credit Agreement, dated as of December 18, 2016, by and among Wells Fargo Bank, National Association, Destination Maternity Corporation, Cave Springs, Inc., Mothers Work Canada, Inc. and DM Urban Renewal, LLC (Exhibit 10.2 to the December 19, 2016 Form 8-K)

*10.33	Consent and Amendment No. 1 to Term Loan Credit Agreement, dated as of December 18, 2016, by and among Wells Fargo Bank, National Association, TPG Specialty Lending, Inc., Destination Maternity Corporation, Cave Springs, Inc., Mothers Work Canada, Inc., and DM Urban Renewal, LLC (Exhibit 10.3 to the December 19, 2016 Form 8-K)

*10.34	First Amendment to Intercreditor Agreement, dated December 18, 2016, by and among Wells Fargo Bank, National Association, Destination Maternity Corporation, Cave Springs, Inc., Mothers Work Canada, Inc. and DM Urban Renewal, LLC (Exhibit 10.4 to the December 19, 2016 Form 8-K)

†*10.35	Amendment to Transaction Bonus Agreement, dated January 6, 2017, by and between the Company and Anthony M. Romano (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 6, 2017 (the “January 6, 2017 Form 8-K”))

†*10.36	Amendment to Transaction Bonus and Retention Agreement, dated January 6, 2017, by and between the Company and Ronald J. Masciantonio (Exhibit 10.2 to the January 6, 2017 Form 8-K)

Exhibit No.	Description

◇10.37	Consulting Agreement, dated as of January 27, 2017, by and between Destination Maternity Corporation and Orchestra-Prémaman USA Inc.

◇10.38	Consulting Agreement for Construction Project Management and Architectural Services, dated as of February 3, 2017, by and between Destination Maternity and Orchestra-Prémaman USA Inc.

*10.39	Amendment No. 2 to Amended and Restated Credit Agreement, dated as of April 7, 2017, by and among Wells Fargo Bank, National Association, Destination Maternity Corporation, Cave Springs, Inc., Mothers Work Canada, Inc. and DM Urban Renewal, LLC (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 7, 2017 (the “April 7, 2017 Form 8-K”))

*10.40	Amendment No. 2 to Term Loan Credit Agreement, dated as of April 7, 2017, by and among Wells Fargo Bank, National Association, TPG Specialty Lending, Inc., Destination Maternity Corporation, Cave Springs, Inc., Mothers Work Canada, Inc., and DM Urban Renewal, LLC (Exhibit 10.2 to the April 7, 2017 Form 8-K)

*10.41	Second Amendment to Intercreditor Agreement, dated as of April 7, 2017, by and among Wells Fargo Bank, National Association, Destination Maternity Corporation, Cave Springs, Inc., Mothers Work Canada, Inc. and DM Urban Renewal, LLC (Exhibit 10.3 to the April 7, 2017 Form 8-K)

◇10.42	Product Purchase Agreement, dated as of May 1, 2017, by and between Orchestra Prémaman USA Inc. and Destination Maternity Corporation.

†◇10.43	Executive Employment Agreement, dated as of February 21, 2017, by and among Ronald J. Masciantonio, Orchestra-Prémaman S.A. and US OP Corporation.

†◇10.44	Bonus Deferral Letter, dated April 6, 2017, by and between Destination Maternity Corporation and Anthony M. Romano.

*21	Subsidiaries of the Company (Exhibit 21 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2014)

◇23	Consent of KPMG LLP

◇31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

◇31.2	Certification of the Executive Vice President & Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification of the Executive Vice President & Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

◇32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Description

◇32.2	Certification of the Executive Vice President & Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

◇101.INS	XBRL Instance Document

◇101.SCH	XBRL Taxonomy Extension Schema Document

◇101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

◇101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

◇101.LAB	XBRL Taxonomy Extension Label Linkbase Document

◇101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference.

†	Management contract or compensatory plan or arrangement.

◇	Previously filed.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 8, 2017.

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