Form 10-Q
period 2017-04-29
Destination Maternity Corp
filed 2017-06-08
CIK 896985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 29, 2017

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(1) of the Exchange Act    ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value — 13,986,179 shares outstanding as of June 1, 2017

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	April 29, 2017	January 28, 2017

ASSETS
Current assets:
Cash and cash equivalents	$2,328	$2,859
Trade receivables, net	7,172	5,683
Inventories	73,681	69,040
Prepaid expenses and other current assets	5,759	9,464
Total current assets	88,940	87,046
Property and equipment, net of accumulated depreciation and amortization of $96,463 and $97,461	79,738	83,029
Other assets:
Deferred line of credit financing costs, net of accumulated amortization of $744 and $717	429	456
Other intangible assets, net of accumulated amortization of $835 and $810	1,072	1,092
Deferred income taxes	718	3,251
Other non-current assets	1,128	1,113
Total other assets	3,347	5,912
Total assets	$172,025	$175,987

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit borrowings	$2,100	$4,600
Current portion of long-term debt	6,967	6,948
Accounts payable	17,940	17,656
Accrued expenses and other current liabilities	32,072	31,359
Total current liabilities	59,079	60,563
Long-term debt	29,996	31,485
Deferred rent and other non-current liabilities	22,557	22,789
Total liabilities	111,632	114,837
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, 1,656,381 shares authorized:
Series B junior participating preferred stock, $.01 par value; 300,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value; 20,000,000 shares authorized, 13,986,725 and 14,010,417 shares issued and outstanding	140	140
Additional paid-in capital	106,154	105,775
Accumulated deficit	(45,831)	(44,693)
Accumulated other comprehensive loss	(70)	(72)
Total stockholders’ equity	60,393	61,150
Total liabilities and stockholders’ equity	$172,025	$175,987

The accompanying notes are an integral part of these consolidated financial statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended
	April 29, 2017	April 30, 2016

Net sales	$106,426	$124,430
Cost of goods sold	48,487	57,158
Gross profit	57,939	67,272
Selling, general and administrative expenses	55,649	58,775
Store closing, asset impairment and asset disposal expenses	1,518	606
Other charges	817	669
Operating income (loss)	(45)	7,222
Interest expense, net	1,004	652
Income (loss) before income taxes	(1,049)	6,570
Income tax provision	93	2,529
Net income (loss)	$(1,142)	$4,041
Net income (loss) per share— Basic	$(0.08)	$0.30
Average shares outstanding— Basic	13,748	13,684
Net income (loss) per share— Diluted	$(0.08)	$0.30
Average shares outstanding— Diluted	13,748	13,686

The accompanying notes are an integral part of these consolidated financial statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended
	April 29, 2017	April 30, 2016

Net income (loss)	$(1,142)	$4,041
Foreign currency translation adjustments	2	2
Comprehensive income (loss)	$(1,140)	$4,043

The accompanying notes are an integral part of these consolidated financial statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

Balance as of January 28, 2017	14,010	$140	$105,775	$(44,693)	$(72)	$61,150
Net loss	—	—	—	(1,142)	—	(1,142)
Foreign currency translation adjustments	—	—	—	—	2	2
Dividends forfeited	—	—	—	4	—	4
Stock-based compensation	(15)	—	414	—	—	414
Repurchase and retirement of common stock	(8)	—	(35)	—	—	(35)
Balance as of April 29, 2017	13,987	$140	$106,154	$(45,831)	$(70)	$60,393

Balance as of January 30, 2016	13,825	$138	$104,784	$(11,951)	$(73)	$92,898
Net income	—	—	—	4,041	—	4,041
Foreign currency translation adjustments	—	—	—	—	2	2
Dividends forfeited	—	—	—	14	—	14
Stock-based compensation	150	2	456	—	—	458
Exercise of stock options, net	1	—	3	—	—	3
Tax benefit shortfall from stock option exercises and restricted stock vesting	—	—	(199)	—	—	(199)
Repurchase and retirement of common stock	(2)	—	(15)	—	—	(15)
Balance as of April 30, 2016	13,974	$140	$105,029	$(7,896)	$(71)	$97,202

The accompanying notes are an integral part of these consolidated financial statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	April 29, 2017	April 30, 2016

Operating Activities
Net income (loss)	$(1,142)	$4,041
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,461	4,386
Stock-based compensation expense	414	458
Loss on impairment of long-lived assets	1,346	411
Loss on disposal of assets	94	102
Grow NJ award benefit	2,533	(900)
Deferred income tax benefit	—	(220)
Amortization of deferred financing costs	103	51
Changes in assets and liabilities:
Decrease (increase) in:
Trade receivables	(1,489)	(2,223)
Inventories	(4,641)	(4,674)
Prepaid expenses and other current assets	3,705	1,766
Other non-current assets	(15)	(46)
Increase (decrease) in:
Accounts payable, accrued expenses and other current liabilities	1,474	(9,392)
Deferred rent and other non-current liabilities	(253)	281
Net cash provided by (used in) operating activities	6,590	(5,959)
Investing Activities
Capital expenditures	(2,027)	(3,617)
Proceeds from sale of property and equipment	—	2
Additions to intangible assets	(10)	(43)
Net cash used in investing activities	(2,037)	(3,658)
Financing Activities
(Decrease) increase in cash overdraft	(1,004)	702
Decrease in line of credit borrowings	(2,500)	(19,600)
Proceeds from long-term debt	—	32,000
Repayment of long-term debt	(1,540)	(715)
Deferred financing costs paid	(6)	(1,094)
Withholding taxes on stock-based compensation paid in connection with repurchase of common stock	(35)	(15)
Proceeds from exercise of stock options	—	3
Net cash (used in) provided by financing activities	(5,085)	11,281
Effect of exchange rate changes on cash and cash equivalents	1	2
Net (Decrease) Increase in Cash and Cash Equivalents	(531)	1,666
Cash and Cash Equivalents, Beginning of Period	2,859	2,116
Cash and Cash Equivalents, End of Period	$2,328	$3,782
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$893	$342
Cash (received) paid for income taxes	$(4,510)	$143

The accompanying notes are an integral part of these consolidated financial statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements for the three months ended April 29, 2017 and April 30, 2016 have been prepared in accordance with the requirements for Form 10-Q and Article 10 of Regulation S-X, and accordingly, certain information and footnote disclosures have been condensed or omitted. See the Company’s Annual Report on Form 10-K as of and for the year ended January 28, 2017 for Destination Maternity Corporation and subsidiaries (the “Company” or “Destination Maternity”) as filed with the Securities and Exchange Commission (“SEC”) for additional disclosures including a summary of the Company’s accounting policies.

In the opinion of management, the consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company for the periods presented. Since the Company’s operations are seasonal, the interim operating results of the Company may not be indicative of operating results for the full year. Certain prior year amounts have been reclassified to conform to the current year presentation.

The Company operates on a 52/53 week fiscal year ending on the Saturday nearest January 31 of each year. References to the Company’s fiscal 2017 refer to the 53 week fiscal year, or periods within such fiscal year, which began January 29, 2017 and will end February 3, 2018. References to the Company’s fiscal 2016 refer to the 52 week fiscal year, or periods within such fiscal year, which began January 31, 2016 and ended January 28, 2017.

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

2.	EARNINGS PER SHARE (“EPS”) AND DIVIDENDS

Basic net income (loss) (or earnings) per share (“Basic EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding, excluding restricted stock awards for which the restrictions have not lapsed. Diluted net income (loss) (or earnings) per share (“Diluted EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding, after giving effect to the potential dilution, if applicable, from the assumed lapse of restrictions on restricted stock and deferred stock unit awards, and from shares of common stock resulting from the assumed exercise of outstanding stock options. Common shares issuable in connection with the award of performance-based restricted stock units (“RSUs”) are excluded from the calculation of EPS until the RSUs’ performance conditions are achieved and the shares in respect of the RSUs become issuable (see Note 12).

The following tables summarize the Basic EPS and Diluted EPS calculations (in thousands, except per share amounts):

	Three Months Ended
	April 29, 2017			April 30, 2016
	Net Loss	Shares	EPS	Net Income	Shares	EPS

Basic EPS	$(1,142)	13,748	$(0.08)	$4,041	13,684	$0.30
Incremental shares from the assumed exercise of outstanding stock options	—	—		—	1
Incremental shares from the assumed lapse of restrictions on restricted stock and deferred stock unit awards	—	—		—	1
Diluted EPS	$(1,142)	13,748	$(0.08)	$4,041	13,686	$0.30

In addition to performance-based RSUs, for the three months ended April 30, 2016 stock options and unvested restricted stock totaling approximately 1,045,000 shares were excluded from the calculation of Diluted EPS as their effect would have been

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

antidilutive. Stock options, unvested restricted stock and unvested deferred stock units totaling approximately 1,166,000 shares of the Company’s common stock were outstanding as of April 29, 2017 but were not included in the computation of Diluted EPS for the three months ended April 29, 2017 due to the Company’s net loss. Had the Company reported a profit for the three months ended April 29, 2017 the weighted average number of dilutive shares outstanding for computation of Diluted EPS would have been approximately 13,776,000.

During the three months ended April 29, 2017 and April 30, 2016 $4,000 and $14,000, respectively, of previously declared and undistributed dividends, for which payment was subject to completion of service requirements under restricted stock awards, were forfeited back to the Company in connection with the cancellation of the awards.

3.	TRADE RECEIVABLES

Trade receivables are recorded based on revenue recognized for sales of the Company’s merchandise and for other revenue earned by the Company through its marketing partnership programs and international franchise agreements, and are non-interest bearing. The Company evaluates the collectability of trade receivables based on a combination of factors, including aging of trade receivables, write-off experience, analysis of historical trends and expectations of future performance. An allowance for doubtful accounts is recorded for the amount of trade receivables that are considered unlikely to be collected. When the Company’s collection efforts are unsuccessful, uncollectible trade receivables are charged against the allowance for doubtful accounts. As of April 29, 2017 and January 28, 2017 the Company’s trade receivables were net of allowance for doubtful accounts of $166,000 and $163,000, respectively.

4.	INVENTORIES

Inventories were comprised of the following (in thousands):

	April 29, 2017	January 28, 2017

Finished goods	$73,085	$68,346
Work-in-progress	158	212
Raw materials	438	482
	$73,681	$69,040

5.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities were comprised of the following (in thousands):

	April 29, 2017	January 28, 2017

Employee compensation and benefits	$6,905	$6,754
Insurance, primarily self-insurance reserves	5,413	5,421
Deferred rent	3,433	3,507
Sales and use taxes	3,145	2,591
Gift certificates and store credits	2,698	4,305
Product return reserve	2,188	1,615
Accounting and legal	1,737	1,276
Accrued property and equipment additions	663	316
Income taxes payable	370	12
Other	5,520	5,562
	$32,072	$31,359

6.	LINE OF CREDIT

After completion of a debt refinancing on March 25, 2016 the Company has a $70,000,000 senior secured revolving credit facility (the “Credit Facility”), which was amended and restated in connection with the issuance of the Company’s $32,000,000 Term Loan (see

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Note 7). Previously the Credit Facility was $76,000,000 and consisted of two tranches: 1) a senior secured revolving credit and letter of credit facility of up to $70,000,000 (“Tranche A”) and 2) a senior secured first-in, last-out revolving credit facility of up to $6,000,000 (“Tranche A-1”). On March 25, 2016 proceeds from the Term Loan were used to repay a portion of the outstanding indebtedness under the Credit Facility, including repayment of the entire balance outstanding under Tranche A-1, which was then terminated. In connection with the Term Loan financing the maturity date of the Credit Facility was extended from August 25, 2020 to March 25, 2021. Proceeds from advances under the Credit Facility, with certain restrictions may be used to provide financing for working capital, letters of credit, capital expenditures, and other general corporate purposes. Effective December 19, 2016 the Company’s Credit Facility lender consented to the Merger and the Credit Facility was amended to require a $10,000,000 EBITDA Reserve (as defined in the related Credit Facility agreement) against availability under the Credit Facility. Effective April 7, 2017 the Credit facility was further amended to allow the Company to enter into certain equipment financing arrangements, on the condition that a portion of the proceeds of such financing be applied as a prepayment of the Term Loan (see Note 7). The amendment also provides for an additional reserve of $5,000,000 against availability under the Credit Facility that will be reduced dollar for dollar for prepayments of the Term Loan in accordance with the amendment. On June 6, 2017 $3,401,000 of proceeds from an equipment financing transaction (see Note 7) were used to prepay a portion of the Company’s Term Loan and to reduce the required additional reserve to $1,599,000.

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

As of April 29, 2017 the Company had $2,100,000 in outstanding borrowings under the Credit Facility and $5,827,000 in letters of credit, with $14,729,000 of availability under the Credit Facility based on the Company’s Borrowing Base formula and minimum Excess Availability requirement. As of April 30, 2016 the Company had $8,800,000 in outstanding borrowings under the Credit Facility and $5,753,000 in letters of credit, with $38,035,000 of availability under the Credit Facility based on the Company’s Borrowing Base formula and minimum Excess Availability requirement. For the three months ended April 29, 2017 and April 30, 2016 Tranche A borrowings had a weighted interest rate of 3.11% and 2.33%, respectively, per annum. For the three months ended April 30, 2016 Tranche A-1 borrowings had a weighted interest rate of 3.56% per annum. During the three months ended April 29, 2017 and April 30, 2016 the Company’s average level of direct borrowings under the Credit Facility was $11,138,000 and $26,604,000, respectively, and the Company’s maximum borrowings at any time were $15,700,000 and $42,700,000, respectively.

7.	LONG-TERM DEBT

On March 25, 2016 the Company entered into a Term Loan Credit Agreement (the “Term Loan Agreement”) for a $32,000,000 term loan due March 25, 2021 (the “Term Loan”), the proceeds of which were received on March 25, 2016 and were used to repay a portion of the outstanding indebtedness under the Company’s existing Credit Facility (see Note 6). The interest rate on the Term Loan is equal to a LIBOR rate (with a 1.00% LIBOR floor) plus 7.50%. The Company is required to make minimum repayments of the principal amount of the Term Loan in quarterly installments of $800,000 each, with the remaining outstanding balance payable on the maturity date. Additionally, the Term Loan can be prepaid at the Company's option subject to certain restrictions, in part or in whole at any time, subject to the payment of a prepayment premium as follows: 1) 3% on or prior to the first anniversary of the closing date, 2) 2% from the first anniversary to the second anniversary of the closing date, and 3) 1% after the second anniversary but on or prior to the third anniversary of the closing date. Effective December 19, 2016 the Company’s Term Loan lenders consented to the Merger and the Term Loan Agreement was amended to change the definition of Consolidated EBITDA (see below) to allow the Company to add back certain transaction costs relating to the Merger and modified the financial covenant limiting capital expenditures (see below). Effective April 7, 2017 the Term Loan Agreement was further amended to allow the Company to enter into certain equipment

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

financing arrangements, on the condition that a portion of the proceeds of such financing be applied as a prepayment of the Term Loan. The April 7, 2017 Term Loan Agreement amendment also provides for an additional reserve of $5,000,000 against availability under the Credit Facility that will be reduced dollar for dollar for prepayments of the Term Loan in accordance with the amendment (see Note 6) and eliminates the covenant requiring maintenance of a minimum level of Consolidated EBITDA (see below). On June 6, 2017 $3,401,000 of proceeds from an equipment financing transaction (see below) were used to prepay a portion of the Company’s Term Loan and to reduce the required additional reserve to $1,599,000.

The Term Loan is secured by a security interest in substantially all of the assets of the Company, including accounts receivable, inventory, equipment, letter of credit rights, cash, intellectual property and other intangibles, and certain other assets. The security interest granted to the Term Lenders is, in certain respects, subordinate to the security interest granted to the Credit Facility Lender. The Term Loan Agreement prohibits the payment of dividends or share repurchases by the Company for three years and imposes certain restrictions on the Company's ability to, among other things, incur additional indebtedness and enter into other various types of transactions. The Term Loan Agreement, as amended on April 7, 2017, requires the Company to maintain Excess Availability (as defined in the related Credit Facility agreement) equal to the greater of 10% of the Combined Loan Cap (as defined in the related Credit Facility agreement) or $10,000,000. Prior to the April 7, 2017 Term Loan Agreement amendment, the Company was required to maintain quarterly Consolidated EBITDA (as defined in the related Term Loan Agreement) in an amount not less than the levels specified for each period in the Term Loan Agreement up to $30,000,000 for the four fiscal quarters ending on February 1, 2020 and thereafter. For all periods prior to the elimination of the Consolidated EBITDA covenant, the Company’s Consolidated EBITDA exceeded the Consolidated EBITDA requirements under the Term Loan Agreement. The April 7, 2017 Term Loan Agreement amendment prohibits the Company from making capital expenditures (net of tenant allowances) in excess of a specified amount in any period of four fiscal quarters (subject to carryforward of 50% of any underutilization). The limitation on capital expenditures ranges from $16,000,000 for the four fiscal quarters ending on January 28, 2017 to $10,500,000 for the four fiscal quarters ending on February 3, 2018, and increases to $17,000,000 for the four fiscal quarters ending on May 5, 2018 and thereafter. For the four fiscal quarters ended on April 29, 2017 the Company’s net capital expenditures did not exceed the $14,625,000 limit. Any amounts outstanding under the Term Loan may be accelerated and become due and payable immediately upon an event of default and expiration of any applicable cure period.

In connection with the execution of the Term Loan Agreement and subsequent amendments, the Company incurred deferred financing costs of $1,497,000. These deferred financing costs are reflected as a direct deduction from the Term Loan liability in the consolidated balance sheets and are being amortized over the term of the Term Loan Agreement and included in “interest expense, net” in the consolidated statements of operations.

As of April 29, 2017 and April 30, 2016 there was $8,562,000 and $11,484,000, respectively, outstanding under a five-year equipment financing arrangement with the Company’s Credit Facility bank. The equipment note bears annual interest at 3.38%, with payments of $272,000 (including interest) due monthly through December 2019. The equipment note is collateralized by substantially all of the material handling equipment at the Company’s distribution facility in Florence, New Jersey. Any amounts outstanding under the equipment note may be accelerated and become due and payable immediately upon an event of default and expiration of any applicable cure period.

On June 6, 2017 the Company received $3,401,000 in proceeds from a three-year financing arrangement in the form of a sale and leaseback for certain furniture, fixtures and software. Monthly payments under the leaseback arrangement are $123,000 for the first 24 months and $48,000 for months 25 to 36. At the end of the leaseback term, the Company has the option to extend the lease for an additional year or to repurchase the financed property for a price to be agreed. All of the proceeds from the transaction were used to prepay a portion of the Company’s Term Loan.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

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

At both April 29, 2017 and January 28, 2017 the Company had cash equivalents of $4,000. The Company’s cash equivalents consist of investments in money market funds for which the carrying value approximates fair value (based on Level 1 inputs) due to the short-term nature of those instruments. The carrying values of trade receivables and accounts payable approximate fair value due to the short-term nature of those instruments.

The Company’s Credit Facility has variable interest rates that are tied to market indices. As of April 29, 2017 and January 28, 2017 the Company had $2,100,000 and $4,600,000, respectively, of direct borrowings outstanding under the Credit Facility. The carrying value of the Company’s Credit Facility borrowings approximates fair value as the variable interest rates approximate current market rates, which the Company considers to be Level 2 inputs.

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

During the fourth quarter of fiscal 2015 the Company announced that it had received an unsolicited, non-binding preliminary merger proposal from the Company’s largest shareholder, Orchestra, a France-based retailer of children’s wear. On December 19, 2016 the Company entered into the Merger Agreement. The merger is expected to be completed during the third quarter of fiscal 2017. During the three months ended April 29, 2017 and April 30, 2016 the Company incurred $814,000 and $221,000, respectively, of charges related to the merger proposal and Merger Agreement.

Prior to the completion of the Merger, the Company and Orchestra are evaluating opportunities for shared service arrangements. In connection therewith the Company has entered into three agreements with Orchestra USA Inc. (“Orchestra USA”), a wholly-owned subsidiary of Orchestra, to commence in fiscal 2017, under which the Company may provide real estate and construction project consulting services and may purchase infant and childrenswear merchandise for sale in certain of the Company’s stores. Orchestra USA will pay the Company up to $65,000 for each fully-executed real estate lease and pay up to $34,000 for each fully-completed construction project. The Company’s cost for merchandise under the product purchase agreement will be agreed on an order-by-order basis. For the first quarter of fiscal 2017 the Company recognized $10,000 of revenue for real estate consulting services, for which payment was received in May 2017.

Subsequent to the appointment of Anthony M. Romano as the Company’s Chief Executive Officer (“CEO”) in August 2014, the Company commenced a program to evaluate its business processes, key management personnel and planning resources. In connection with this evaluation, the Company has implemented changes with a focus on improving inventory management, driving sales productivity, optimizing real estate and controlling costs. The Company implemented an improved product life cycle calendar in fiscal 2015, completed the implementation of a new planning and allocation tool in fiscal 2016 and completed a re-platforming of reach of its e-commerce sites during the first quarter of fiscal 2017, as it continues to improve its planning and allocation methodologies and e-commerce platform. The Company’s real estate strategy includes increased focus on the Company’s two key maternity apparel brands with strategic phase-out and elimination of certain non-core brands and business relationships. During the three months ended April

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

29, 2017 and April 30, 2016 the Company incurred $3,000 and $448,000, respectively, of charges related to these management and organizational changes.

A summary of the charges incurred in connection with the proposed business combination and the management and organizational changes is as follows (in thousands):

	Three Months Ended
	April 29, 2017	April 30, 2016

Proposed Business Combination
Legal and other professional fees	$814	$221

Management and Organizational Changes
Severance and related benefits	3	118
Non-core brand contract termination	—	325
Consulting fees	—	5
Total management and organizational changes	3	448

Total other charges	$817	$669

10.	GOVERNMENT INCENTIVES

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

The annual benefit from the Grow NJ award available to the Company is expected to significantly exceed the Company’s annual income tax liability to the State of New Jersey. In order to maximize the realizable value of the incentive package, in December 2013 the Company entered into an agreement with a third party to sell 75% or more of the annual income tax credits awarded to the Company. The Company recognizes its Grow NJ award on an annual basis for each fiscal year based on the realizable value of the award earned and expected to be received, primarily from the sale of the income tax credits, net of any associated costs. The Grow NJ award is reflected in the Company’s consolidated financial statements as a reduction to the costs incurred by the Company in connection with the relocations. The Grow NJ award earned is reflected in the Company’s consolidated financial statements as a reduction to the costs incurred by the Company in connection with the relocations. The expected realizable amount of the Grow NJ award is included in the consolidated balance sheet in deferred income taxes. In April 2017 the Company received $3,251,000 cash proceeds, net of costs, from the receipt and subsequent sale of the $3,612,000 tax credit certificate earned for fiscal 2016. During the first quarter of fiscal 2017 and fiscal 2016 the Company recognized $718,000 and $900,000, respectively, of cost reduction related to the Grow NJ award, of which $713,000 and $763,000, respectively, is included in the consolidated statements of operations, including reductions of cost of goods sold of $514,000 and $512,000, respectively, and reductions of selling, general and administrative expenses of $199,000 and $251,000, respectively. Additionally, $815,000 and $810,000, is included in the consolidated balance sheets as of April 29, 2017 and January 28, 2017, respectively, as a reduction to overhead in inventory.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

11.	INCOME TAXES

Accounting Standards Codification (“ASC”) Topic 740, Income Taxes, requires that a valuation allowance be recorded to reduce deferred tax assets when it is more likely than not that the tax benefit of the deferred tax assets will not be realized. The evaluation includes the consideration of all available evidence, both positive and negative, regarding historical operating results including recent years with reported losses, the estimated timing of future reversals of existing taxable temporary differences, estimated future taxable income exclusive of reversing temporary differences and carryforwards, and potential tax planning strategies which may be employed to prevent an operating loss or tax credit carryforward from expiring unused. In situations where a three-year cumulative loss condition exists, accounting standards limit the ability to consider projections of future results as positive evidence to assess the realizability of deferred tax assets. In fiscal 2016 the Company’s financial results reflected a three-year cumulative loss. The three-year cumulative loss constituted significant negative evidence, limiting the Company’s ability to consider other positive evidence, such as the Company’s projections for future growth. Consequently, the Company’s consolidated balance sheets as of April 29, 2017 and January 28, 2017 include a valuation allowance of $28,182,000 and $27,758,000, respectively, against substantially all of its deferred tax assets. The establishment of this valuation allowance has no effect on the Company’s ability to utilize the deferred tax assets to offset future taxable income, if generated. As required by generally accepted accounting principles in the United States (“GAAP”), the Company will continue to assess the likelihood that the deferred tax assets will be realizable in the future and, accordingly, the valuation allowance was increased by a non-cash charge to income tax expense of $424,000 in the first quarter of fiscal 2017. The tax benefits relating to any reversal of the valuation allowance on the net deferred tax assets in a future period will be recognized as a reduction of future income tax expense in that period.

As of April 29, 2017 the Company had $764,000 of unrecognized tax benefits related to uncertain income tax positions, including accrued interest and penalties of $336,000. The Company records interest and penalties related to unrecognized tax benefits in its income tax provision. If recognized, the portion of the liabilities for unrecognized tax benefits that would impact the Company’s effective tax rate was $555,000, net of federal benefit.

During the 12 months subsequent to April 29, 2017 it is reasonably possible that the gross unrecognized tax benefits could potentially decrease by approximately $383,000 (of which approximately $271,000 would affect the effective tax rate, net of federal expense) for uncertain tax positions, primarily from the effect of expiring statutes of limitations, partially offset by the continued effect of interest on unrecognized tax benefits.

The Company’s United States Federal income tax returns for years ended September 30, 2012 and thereafter remain subject to examination by the United States Internal Revenue Service. The Company also files tax returns in Canada, India, Kuwait and numerous United States state jurisdictions, which have varying statutes of limitations. Generally, Canadian tax returns for tax years ended September 30, 2008 and thereafter, Indian tax returns for tax years ended March 31, 2010 and thereafter, and United States state tax returns for tax years ended September 30, 2012 and thereafter, depending upon the jurisdiction, remain subject to examination. However, the statutes of limitations on certain of the Company’s United States state tax returns remain open for years prior to fiscal 2012.

12.	EQUITY AWARD PLANS

The Compensation Committee of the Company’s Board of Directors established performance goals for the award of performance-based RSUs for the Company’s executive officers, under the Amended and Restated Destination Maternity Corporation 2005 Equity Incentive Plan, in each of August 2016 and April 2016 (collectively the “Fiscal 2016 Awards”) and April 2015 (the “Fiscal 2015 Awards”). The RSUs earned, if any, under the awards will be based on the Company’s cumulative adjusted EBITDA, as defined in the applicable award agreement (“RSU Adjusted EBITDA”) for a specified three-year period (“Performance Period”). The grant of any RSUs under these awards will generally be further contingent on the continued employment of the executive officers with the Company through the dates on which the shares in respect of these RSUs, if any, are issued following the end of the applicable Performance Periods, as well as the achievement of certain minimum levels of RSU Adjusted EBITDA in the final fiscal year of each applicable Performance Period. The additional RSUs, if any, will be earned on the same terms as the original RSUs.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The following table sets forth the aggregate minimum, target and maximum RSUs, that may be earned by the executive officers for each fiscal year award cycle.

Awards	Performance Period	Minimum RSUs	Target RSUs	Maximum RSUs

Fiscal 2016 Awards	January 31, 2016 to February 2, 2019	13,698	54,789	82,815
Fiscal 2015 Awards	February 1, 2015 to February 3, 2018	15,218	30,436	45,655

Fiscal 2015 Awards include the prorated number of RSUs that may be earned by the Company’s former President and exclude RSUs forfeited by the Company’s former Executive Vice President & Chief Financial Officer. During fiscal 2016 the Company determined that the Fiscal 2016 Awards and Fiscal 2015 Awards were unlikely to be earned, even at the minimum level.

During the three months ended April 29, 2017 and April 30, 2016 certain vesting restricted stock awards were net-share settled by the Company such that the Company withheld shares of the Company’s common stock, which had a fair market value equivalent to the minimum statutory obligation for the applicable income and employment taxes for the awards, and the Company remitted the cash value to the appropriate taxing authorities. The total shares withheld in connection with the tax obligations, which were approximately 8,000 and 2,000 shares, respectively, during the three months ended April 29, 2017 and April 30, 2016, are reflected as repurchase of common stock in the accompanying financial statements, and were based on the value of the Company’s common stock on the vesting date. The remaining shares, net of those withheld, were delivered to the award holders. Total payments for tax obligations to the tax authorities were $35,000 and $15,000 for the three months ended April 29, 2017 and April 30, 2016, respectively.

13.	RECENT ACCOUNTING PRONOUNCEMENTS AND CHANGE IN ACCOUNTING PRINCIPLE

a. Newly Adopted Accounting Pronouncements

In March 2016 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU No. 2016-09 affects all entities that issue share-based payment awards to their employees. ASU No. 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows, including recognizing all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement rather than in additional paid-in capital. The Company adopted ASU No. 2016-09 effective January 29, 2017 and the adoption did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In November 2015 the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. To simplify the presentation of deferred income taxes, ASU No. 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The Company adopted ASU No. 2015-17 effective January 29, 2017 and applied the required reclassifications on a retrospective basis. Accordingly, in the consolidated balance sheet as of January 28, 2017, $3,251,000 of deferred tax assets were reclassified from current assets to other assets. The adoption of ASU No. 2015-17 did not have any impact on the Company’s net consolidated financial position, results of operations or cash flows.

In July 2015 the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. ASU No. 2015-11 changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. The Company adopted ASU No. 2015-11 effective January 29, 2017 and the adoption did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

b. Proposed Accounting Pronouncements

In May 2017 the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU No. 2017-09 is effective for financial statements issued for annual reporting periods beginning after December 15, 2017 and interim periods within those years. Earlier application is permitted. The

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

impact from adoption of the new requirements of ASU No. 2017-09 on the Company’s consolidated financial position or results of operations has not yet been determined.

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

c. Change in Accounting Principle

The Company sells gift cards to its customers in its retail stores, through its websites and through select third parties. The portion of gift cards sold to customers which are never redeemed is commonly referred to as gift card breakage. Prior to fiscal 2017 the Company recognized revenue from gift card breakage after it determined that any legal obligation to report and remit the value

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

associated with abandoned property had been satisfied. The Company has accumulated a significant amount of historical data from its past gift card transactions, allowing it to reasonably and objectively determine the pattern of gift card redemptions and a related estimated gift card breakage rate. In the first quarter of fiscal 2017 the Company has elected to record revenue from gift card breakage over the period of, and in proportion to, the actual redemptions of gift cards based on the Company’s historical breakage. The Company believes this method is preferable as it better reflects the gift card earnings process resulting in the recognition of gift card breakage income over the period of gift card redemptions (i.e., over the performance period).

The Company has determined that this accounting change represents a change in accounting estimate effected by a change in accounting principle. In accordance with the requirements of ASC Topic 250 related to such accounting changes, during the first quarter of fiscal 2017 the Company recognized $764,000 of revenue as a cumulative adjustment for the accounting change.

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

Geographic Information. Geographic revenue information is allocated based on the country in which the products or services are sold, and in the case of international franchise revenues, on the location of the customer. Information concerning the Company’s operations by geographic area was as follows (in thousands):

	Three Months Ended
	April 29, 2017	April 30, 2016

Net Sales
United States	$100,429	$116,286
Foreign	5,997	8,144

	April 29, 2017	January 28, 2017

Long-Lived Assets
United States	$78,670	$81,811
Foreign	2,140	2,310

Major Customers. For the periods presented, the Company did not have any one customer who represented more than 10% of its net sales.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

16.	INTEREST EXPENSE, NET

Interest expense, net was comprised of the following (in thousands):

	Three Months Ended
	April 29, 2017	April 30, 2016

Interest expense	$1,005	$652
Interest income	(1)	—
Interest expense, net	$1,004	$652

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

We operate on a 52/53 week fiscal year ending on the Saturday nearest January 31 of each year. References in this discussion to our fiscal 2017 refer to the 53 week fiscal year, or periods within such fiscal year, which began January 29, 2017 and will end February 3, 2018. References to our fiscal 2016 refer to the 52 week fiscal year, or periods within such fiscal year, which began January 31, 2016 and ended January 28, 2017.

Overview

We are the leading designer and retailer of maternity apparel in the United States with 1,157 retail locations, including 511 stores in the United States, Canada and Puerto Rico, and 646 leased departments located within department stores and baby specialty stores throughout North America. We also sell merchandise on the Internet, primarily through our brand-specific websites, motherhood.com and apeainthepod.com, as well as through our destinationmaternity.com website. We have store franchise and product supply relationships in the Middle East, South Korea, Mexico, Israel and India. As of April 29, 2017 we have 219 international franchised locations, including 19 stand-alone stores operated under one of our retail nameplates and 200 shop-in-shop locations.

In assessing the performance of our business, we consider a variety of operational and financial measures. The key measures for determining how our business is performing are net income (loss) determined in accordance with GAAP (“net income (loss)”) and the corresponding net income (loss) (or earnings (loss)) per share (diluted), net income (loss) before certain charges or credits, when applicable, such as other charges, loss on extinguishment of debt, and certain infrequent income tax adjustments (“adjusted net income (loss)”) and the corresponding earnings (loss) per share (diluted), Adjusted EBITDA (defined below), Adjusted EBITDA before other charges, net sales, and comparable sales. Adjusted EBITDA represents operating income (loss) before deduction for the following non-cash charges: 1) depreciation and amortization expense, 2) loss on impairment of tangible and intangible assets, 3) loss on disposal of assets, and 4) stock-based compensation expense.

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

For a more detailed summary of the Merger Agreement, see our discussion in Item 1. Business – Recent Developments of our Annual Report on Form 10-K for the year ended January 28, 2017.

Except to the extent that the context requires otherwise, the information in this Form 10-Q has been presented as if the Company were continuing as a stand-alone Company and does not address changes that may take place if the Merger is completed.

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

Although we have made some progress, we have experienced challenges in implementing our turnaround given the overall weakness in the women’s specialty apparel retail space, declining mall-based traffic, and other factors. These challenges have led to a slower pace of progress than originally planned, resulting in a decline in net sales from fiscal 2016 and underperformance to 2017 expectations.

During the first quarter of fiscal 2017 and 2016 we incurred $3 thousand and $0.4 million, respectively, of charges related to our turnaround plan.

Change in Accounting Principle

We sell gift cards to our customers in our retail stores, through our websites and through select third parties. The portion of gift cards sold to customers which are never redeemed is commonly referred to as gift card breakage. Prior to fiscal 2017 we recognized revenue from gift card breakage after we determined that any legal obligation to report and remit the value associated with abandoned property had been satisfied. We have accumulated a significant amount of historical data from our past gift card transactions, allowing us to reasonably and objectively determine the pattern of gift card redemptions and a related estimated gift card breakage rate. In the first quarter of fiscal 2017 we have elected to record revenue from gift card breakage over the period of, and in proportion to, the actual redemptions of gift cards based on our historical breakage. We believe this method is preferable as it better reflects the gift card earnings process resulting in the recognition of gift card breakage income over the period of gift card redemptions (i.e., over the performance period).

We have determined that this accounting change represents a change in accounting estimate effected by a change in accounting principle. In accordance with the requirements of ASC Topic 250 related to such accounting changes, during the first quarter of fiscal 2017 we recognized $0.8 million of revenue as a cumulative adjustment for the accounting change.

Leased Department and Licensed Relationships

As previously announced, in an effort to direct resources to the highest return opportunities and further optimize real estate while reducing costs, we discontinued our Two Hearts® Maternity by Destination Maternity® line, thus ending our relationship with Sears in June 2016, resulting in the closure of 475 leased departments within Sears stores during fiscal 2016. In addition, our leased department relationship with Gordmans ended in March 2016, resulting in the closure of 100 leased departments within Gordmans stores. We also phased out production of our Oh Baby by Motherhood® line during fiscal 2016 after being informed that Kohl’s elected to scale back and ultimately discontinue its exclusive license with us for this line. Our license agreement with Kohl’s ended in February 2017. Even after the end of these relationships, we remain well positioned to service the needs of our customers through our own stores, as well as through our other leased departments and our various websites.

First Quarter Fiscal 2017 Financial Results

Presented below is a summary of our results for the first quarter of fiscal 2017 with regard to each of the key measures noted above:

•

Net loss for the first quarter of fiscal 2017 was $1.1 million, or $0.08 per share (diluted), compared to net income of $4.0 million, or $0.30 per share (diluted), for the first quarter of fiscal 2016.

•

Net loss for the first quarter of fiscal 2017 includes the $0.4 million non-cash income tax charge related to a change in the valuation allowance against net deferred tax assets, revenue of $0.5 million, net of tax, or $0.03 per share (diluted), related to a cumulative adjustment for a change in accounting principle, and other charges of $0.5 million, net of tax, or $0.04 per share (diluted), related to the Merger. Net income for the first quarter of fiscal 2016 includes other charges of 1) $0.3 million, net of tax, or $0.02 per share (diluted), related to management and organizational changes and 2) $0.1 million, net of tax, or $0.01 per share (diluted), related to a proposed business combination.

•

Adjusted net loss for the first quarter of fiscal 2017 was $0.7 million, or $0.05 per share (diluted), compared to the comparably adjusted net income for the first quarter of fiscal 2016 of $4.5 million, or $0.33 per share (diluted).

•	Adjusted EBITDA was $6.3 million for the first quarter of fiscal 2017, a decrease of 50.2% compared to $12.6 million of Adjusted EBITDA for the first quarter of fiscal 2016.

•

Adjusted EBITDA before other charges and effect of change in accounting principle was $6.3 million for the first quarter of fiscal 2017, a decrease of 52.3% compared to $13.2 million of Adjusted EBITDA before other charges for the first quarter of fiscal 2016.

•	Net sales for the first quarter of fiscal 2017 decreased 14.5% to $106.4 million from $124.4 million for the first quarter of fiscal 2016.
•	Comparable sales for the first quarter of fiscal 2017 decreased 7.3% compared to a comparable sales decrease of 5.4% for the first quarter of fiscal 2016.
•	Net sales for the first quarter of fiscal 2017 includes $0.8 million related to a change in the method of accounting for gift card breakage.

Results of Operations

The following table sets forth certain operating data as a percentage of net sales and as a percentage change for the three months ended April 29, 2017 and April 30, 2016:

	% of Net Sales (1)		% Change Period to Period Favorable (Unfavorable)
	Three Months Ended		Three Months Ended
	April 29, 2017	April 30, 2016	April 29, 2017 vs. April 30, 2016

Net sales	100.0%	100.0%	(14.5)%
Cost of goods sold (2)	45.6	45.9	15.2
Gross profit	54.4	54.1	(13.9)
Selling, general and administrative expenses (3)	52.3	47.2	5.3
Store closing, asset impairment and asset disposal expenses	1.4	0.5	(150.5)
Other charges	0.8	0.5	(22.1)
Operating income (loss)	(0.1)	5.8	(100.6)
Interest expense, net	0.9	0.5	(54.0)
Income (loss) before income taxes	(1.0)	5.3	(116.0)
Income tax provision	0.1	2.0	96.3
Net income (loss)	(1.1)%	3.2%	(128.3)%

(1)	Components may not add to total due to rounding.
(2)

“Cost of goods sold” includes merchandise costs (including customs duty expenses), expenses related to inventory shrinkage, product related corporate expenses (including expenses related to our payroll, benefit costs and operating expenses of our buying departments), inventory reserves (including lower of cost or net realizable value reserves), inbound freight charges, purchasing and receiving costs, inspection costs, distribution center costs (including occupancy expenses and equipment depreciation), internal transfer costs, and the other costs of our distribution network, partially offset by the allocable amount of our Grow NJ benefit.

(3)

“Selling, general and administrative expenses” includes advertising and marketing expenses, corporate administrative expenses, corporate headquarters occupancy expenses, store expenses (including store payroll and store occupancy expenses), and store opening expenses, partially offset by the allocable amount of our Grow NJ benefit.

The following tables set forth certain information concerning the number of our retail locations and international franchised locations for the periods indicated. Retail locations include stores and maternity apparel leased departments and exclude locations where Kohl’s sold our products under an exclusive product and license agreement, and international franchised locations.

	Three Months Ended
	April 29, 2017			April 30, 2016
Retail Locations (1)	Stores	Leased Departments	Total Retail Locations	Stores	Leased Departments	Total Retail Locations

Beginning of period	515	705	1,220	536	1,279	1,815
Opened	4	—	4	2	1	3
Closed (2)	(8)	(59)	(67)	(8)	(323)	(331)
End of period	511	646	1,157	530	957	1,487

(1)	Excludes international franchised locations and locations where Kohl’s sold our products under an exclusive product and license agreement, which ended in February 2017.
(2)

During the three months ended April 29, 2017 Macy’s completed closure of 59 stores where we had a leased department within the store. During the three months ended April 30, 2016 we closed 222 leased departments within Sears stores and 100 leased departments within Gordmans stores.

	Three Months Ended
	April 29, 2017			April 30, 2016
International Franchised Locations	Stores	Shop-in- Shop Locations	Total International Franchised Locations	Stores	Shop-in- Shop Locations	Total International Franchised Locations

Beginning of period	19	194	213	25	168	193
Opened	—	8	8	—	13	13
Closed	—	(2)	(2)	(2)	(1)	(3)
End of period	19	200	219	23	180	203

Three Months Ended April 29, 2017 and April 30, 2016

Net Sales.    Our net sales for the first quarter of fiscal 2017 decreased by 14.5%, or $18.0 million, to $106.4 million from $124.4 million for the first quarter of fiscal 2016. Comparable sales for the first quarter of fiscal 2017 decreased 7.3% compared to a comparable sales decrease of 5.4% for the first quarter of fiscal 2016. The decrease in total reported sales for the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016 resulted primarily from the decrease in comparable sales, decreased leased department and licensed sales, reflecting the wind down of the Kohl’s, Sears and Gordmans relationships and the closure of Macy’s stores in which we had a leased department within the store, and the closure of underperforming stores, partially offset by recognition of $0.8 million of revenue related to the change in our method of accounting for gift card breakage. The primary drivers of the comparable sales decrease were a decrease in our average selling prices from higher promotional activity, and decreased store traffic, partially offset by higher unit sales and improved conversion rates.

Gross Profit.    Our gross profit for the first quarter of fiscal 2017 decreased by 13.9%, or $9.3 million, to $57.9 million from $67.3 million for the first quarter of fiscal 2016, and our gross profit as a percentage of net sales (gross margin) for the first quarter of fiscal 2017 was 54.4% compared to 54.1% for the first quarter of fiscal 2016. The decrease in gross profit for the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016 was primarily due to our lower sales volume as a result of the factors discussed above. The year-over-year increase in gross margin reflects our exit from former leased department and licensed relationships, which had historically generated lower than average gross margins.

Selling, General and Administrative Expenses.    Our selling, general and administrative expenses for the first quarter of fiscal 2017 decreased by 5.3%, or approximately $3.2 million, to $55.6 million from $58.8 million for the first quarter of fiscal 2016. As a percentage of net sales, selling, general and administrative expenses increased to 52.3% for the first quarter of fiscal 2017 from 47.2% for the first quarter of fiscal 2016. The decrease in expense for the quarter primarily reflects cost reductions resulting from our continued closure of underperforming stores, the wind down of the Kohl’s, Sears and Gordmans relationships and other headcount reductions, and lower variance incentive compensation, partially offset by higher marketing and advertising expense. The increase in expense percentage for the three-month period reflects the unfavorable leverage from our decreased sales due to the relatively fixed nature of much of our expenses.

Store Closing, Asset Impairment and Asset Disposal Expenses.     Our store closing, asset impairment and asset disposal expenses for the first quarter of fiscal 2017 increased by $0.9 million, to $1.5 million from $0.6 million for the first quarter of fiscal 2016, reflecting higher impairment charges for write-downs of long-lived assets.

Other Charges.    In the first quarter of fiscal 2017 we incurred other charges of $0.8 million primarily for legal and advisory fees related to the Merger. In the first quarter of fiscal 2016 we incurred other charges totaling $0.7 million consisting of $0.5 million related to management and organizational changes and $0.2 million related to the Merger. The other charges related to management and organizational changes were primarily for costs to terminate a non-core apparel brand relationship, and to a lesser extent, severance and other benefits.

Operating Income (Loss).     We had an operating loss of $45 thousand for the first quarter of fiscal 2017 compared to operating income of $7.2 million for the first quarter of fiscal 2016. The $7.3 million decrease in operating income reflects our lower gross profit as a result of the decline in sales volume, partially offset by our 5.3% reduction in selling, general and administrative expenses.

Interest Expense, Net.    Our net interest expense for the first quarter of fiscal 2017 increased to $1.0 million from $0.7 million for the first quarter of fiscal 2016. This increase was due to our Term Loan, partially offset by a reduction in the principal balance due under our equipment note and lower average borrowings under our Credit Facility during the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016.

Income Tax Provision.    For the first quarter of fiscal 2017 our income tax provision was $0.1 million. In the first quarter of fiscal 2017 we recorded a noncash charge of $0.4 million to increase the valuation allowance against substantially all of our deferred tax assets. Excluding the effect of the valuation allowance charge, our effective tax benefit rate for the first quarter of fiscal 2017 was 31.6%. This rate is lower than the statutory federal tax rate of 35% primarily due to certain state minimum income taxes and the impact from recognizing tax deficiencies from share-based payment awards as income tax expense rather than in additional paid-in capital, as required by the adoption of ASU No. 2016-09. For the first quarter of fiscal 2016 our effective tax rate was 38.5%. Our effective tax rate was higher than the statutory federal tax rate of 35% primarily due to state income tax benefits, net of federal expense.

Net Income (Loss).    Net loss for the first quarter of fiscal 2017 was $1.1 million, or $0.08 per share (diluted), compared to net income of $4.0 million, or $0.30 per share (diluted), for the first quarter of fiscal 2016. Net loss for the first quarter of fiscal 2017 includes a $0.4 million non-cash income tax charge related to a change in the valuation allowance against net deferred tax assets, revenue of $0.5 million, net of tax, related to a cumulative adjustment for the effect of a change in accounting principle, and other charges of $0.5 million, net of tax, related to the Merger. Net income for the first quarter of fiscal 2016 includes other charges of $0.3 million, net of tax, related to management and organizational changes and $0.1 million, net of tax, related to the Merger.

Our average diluted shares outstanding of 13.7 million were approximately the same for the first quarter of fiscal 2017 and the first quarter of fiscal 2016.

Following is a reconciliation of net income (loss) and net income (loss) per share (diluted) (“Diluted EPS”) to adjusted net income (loss) and adjusted Diluted EPS for the first quarter of fiscal 2017 and 2016 (in thousands, except per share amounts):

	Three Months Ended
	April 29, 2017			April 30, 2016
	Net Loss	Diluted Shares	Diluted EPS	Net Income	Diluted Shares	Diluted EPS

As reported	$(1,142)	13,748	$(0.08)	$4,041	13,686	$0.30
Other charges for proposed business combination	814	—		221	—
Other charges for management and organizational changes	3	—		448	—
Income tax effect of other charges (1) (2)	(306)	—		(256)	—
Effect of change in accounting principle	(764)	—		—	—
Income tax effect of change in accounting principle (3)	284	—		—	—
Deferred tax valuation allowance related to cumulative losses	424	—		—	—
As adjusted	$(687)	13,748	$(0.05)	$4,454	13,686	$0.33

(1)

For the first quarter of fiscal 2017 income tax effect of other charges includes $305 related to the Merger and $1 related to management and organizational changes, which represent the differences in income tax provision calculated with and without the specified pretax expense.

(2)

For the first quarter of fiscal 2016 income tax effect of other charges includes $171 related to management and organizational changes and $85 related to the Merger, which represent the differences in income tax provision calculated with and without the specified pretax expense.

(3)	For the first quarter of fiscal 2017 income tax effect of change in accounting principle represents the difference in income tax provision calculated with and without the specified pretax income.

Following is a reconciliation of net income to Adjusted EBITDA and Adjusted EBITDA before other charges and effect of change in accounting principle for the first quarter of fiscal 2017 and fiscal 2016 (in thousands):

	Three Months Ended
	April 29, 2017	April 30, 2016

Net income (loss)	$(1,142)	$4,041
Add: income tax provision	93	2,529
Add: interest expense, net	1,004	652
Operating income (loss)	(45)	7,222
Add: depreciation and amortization expense	4,461	4,386
Add: loss on impairment of long-lived assets	1,346	411
Add: loss on disposal of assets	94	102
Add: stock-based compensation expense	414	458
Adjusted EBITDA	6,270	12,579
Add: other charges for proposed business combination	814	221
Add: other charges for management and organizational changes	3	448
Less: effect of change in accounting principle	(764)	—
Adjusted EBITDA before other charges and effect of change in accounting principle	$6,323	$13,248

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

Our management believes that each of these non-GAAP financial measures provides useful information about the Company’s results of operations and/or financial position to both investors and management. Each non-GAAP financial measure is provided because management believes it is an important measure of financial performance used in the retail industry to measure operating results, to determine the value of companies within the industry and to define standards for borrowing from institutional lenders. We use each of these non-GAAP financial measures as a measure of the performance of the Company. In addition, certain of the Company’s cash and equity incentive compensation plans are based on our level of achievement of Adjusted EBITDA before other charges, which is substantially identical to our non-GAAP financial measure of Adjusted EBITDA before other charges.

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

Seasonality

Our business, like that of many other retailers, is seasonal. Our quarterly net sales have historically been highest in the peak Spring selling season, which will generally occur during the calendar months of March through May, in our first fiscal quarter and the early part of our second fiscal quarter. Given the typically higher sales level in that timeframe and the relatively fixed nature of most of our operating expenses, we have historically generated a very significant percentage of our full year operating income and net income during this period. Results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. Quarterly results may fluctuate materially depending upon, among other things, increases or decreases in comparable sales, the timing of new store openings and closings, new leased department openings and closings, net sales and profitability contributed by new stores and leased departments, the timing of the fulfillment of purchase orders under our product and license arrangements, adverse weather conditions, shifts in the timing of certain holidays and promotions, changes in inventory and production levels and the timing of deliveries of inventory, and changes in our merchandise mix.

Liquidity and Capital Resources

Our cash needs have primarily been for 1) capital expenditures, including (i) leasehold improvements, fixtures and equipment for new stores, store relocations and remodels of our existing stores, and (ii) investment in information systems and technology, 2) debt service, including principal prepayments, and 3) working capital, including inventory to support our business. We have historically financed our capital requirements from cash flows from operations, borrowings under our credit facilities or available cash balances.

Cash and cash equivalents decreased by $0.5 million during the first quarter of fiscal 2017 compared to an increase of $1.7 million for the first quarter of fiscal 2016.

Cash provided by operations was $6.6 million for the first quarter of fiscal 2017 as compared to $6.0 million of cash used in operations for the first quarter of fiscal 2016. This increase of approximately $12.6 million in cash provided by operations compared to the prior period primarily reflects the effect of net working capital and other asset/liability changes that used $1.2 million of cash in the first quarter of fiscal 2017 compared to $14.3 million of cash used in the first quarter of fiscal 2016, and the receipt of $3.3 million cash proceeds from the sale of our fiscal 2016 Grow NJ tax credits, partially offset by our net loss in the first quarter of fiscal 2017 compared to net income in the first quarter of fiscal 2016, net of the change in non-cash adjustments. The $13.1 million year-over-year decrease in use of cash from net working capital and other asset/liability changes was primarily the result of a small increase in accounts payable and accrued expenses in the first quarter of fiscal 2017 as compared to a much larger decrease in the first quarter of fiscal 2016, and a larger year-over-year decrease in prepaid expenses and other current assets in the first quarter of fiscal 2017 compared to the first quarter of fiscal 2016. These working capital changes reflect our 4.5% lower year-over year inventory balance, timing of vendor payments and receipt of a $4.5 million federal income tax refund in the first quarter of fiscal 2017. Our working capital changes, quarterly net income (loss) and cash flow adjustments may fluctuate significantly and net cash provided by or used in operating activities for any interim period is not necessarily indicative of the results that may be achieved for a full fiscal year.

During the first quarter of fiscal 2017 cash from operations was used to repay a portion of the outstanding indebtedness under the Credit Facility and to provide cash for capital expenditures, and periodic payments on our Term Loan and capital equipment loan.

For the first quarter of fiscal 2017 we spent $2.0 million on capital expenditures, including $1.6 million for leasehold improvements, fixtures and equipment for new store facilities, as well as improvements to existing stores, and $0.4 million for our information systems. We expect to use borrowings under our Credit Facility to fund a portion of our capital requirements from time to time during the remainder of fiscal 2017.

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

On March 25, 2016, we entered into a Term Loan Agreement for a $32.0 million Term Loan due March 21, 2021, the proceeds of which were received on March 25, 2016 and were used to repay a portion of the outstanding indebtedness under our existing Credit Facility. The interest rate on the Term Loan is equal to a LIBOR rate (with a 1.00% LIBOR floor) plus 7.50%. We are required to make minimum repayments of the principal amount of the Term Loan in quarterly installments of $0.8 million each, with the remaining outstanding balance payable on the maturity date. Additionally, the Term Loan can be prepaid at our option subject to certain restrictions, in part or in whole at any time, subject to the payment of a prepayment premium as follows: 1) 3% on or prior to the first anniversary of the closing date, 2) 2% from the first anniversary to the second anniversary of the closing date, and 3) 1% after the second anniversary but on or prior to the third anniversary of the closing date.

Effective December 19, 2016 our Term Loan lenders consented to the Merger and the Term Loan Agreement was amended to change the definition of Consolidated EBITDA (see below) to allow us to add back certain transaction costs relating to the Merger and to modify the financial covenant limiting capital expenditures (see below). Effective April 7, 2017 the Term Loan Agreement was further amended to allow us to enter into certain equipment financing arrangements, on the condition that a portion of the proceeds of such financing be applied as a prepayment of the Term Loan. The April 7, 2017 Term Loan Agreement amendment also provides for an additional reserve of $5.0 million against availability under our Credit Facility that will be reduced dollar for dollar for prepayments of the Term Loan in accordance with the amendment (see below) and eliminates the covenant requiring maintenance of a minimum level of Consolidated EBITDA (see below). On June 6, 2017 $3.4 million of proceeds from an equipment financing transaction (see below) were used to prepay a portion of our Term Loan and to reduce the required additional reserve to $1.6 million. Under the Term Loan Agreement, as amended on April 7, 2017, we are required to maintain Excess Availability (as defined in the related Credit Facility agreement) equal to the greater of 10% of the Combined Loan Cap (as defined in the related Credit Facility agreement) or $10.0 million. Prior to the April 7, 2017 Term Loan Agreement amendment, we were required to maintain quarterly Consolidated EBITDA (as defined in the related Term Loan Agreement) in an amount not less than the levels specified for each period in the Term Loan Agreement up to $30.0 million for the four fiscal quarters ending on February 1, 2020 and thereafter. For all periods prior to the elimination of the Consolidated EBITDA covenant, our Consolidated EBITDA exceeded the Consolidated EBITDA requirements under the Term Loan Agreement. The April 7, 2017 Term Loan Agreement amendment prohibits us from making capital expenditures (net of tenant allowances) in excess of a specified amount in any period of four fiscal quarters (subject to carryforward of 50% of any underutilization). The limitation on capital expenditures ranges from $16.0 million for the four fiscal quarters ending on January 28, 2017 to $10.5 million for the four fiscal quarters ending on February 3, 2018, and increases to $17.0 million for the four fiscal quarters ending on May 5, 2018 and thereafter. For the four fiscal quarters ended on April 29, 2017 our net capital expenditures did not exceed the $14.6 million limit. The Term Loan Agreement also prohibits the payment of dividends or share repurchases by us for three years. The Term Loan is secured by a security interest in substantially all of our assets, including accounts receivable, inventory, equipment, letter of credit rights, cash, intellectual property and other intangibles, and certain other assets. The security interest granted to the Term Lenders is, in certain respects, subordinate to the security interest granted to the Credit Facility Lender.

After completion of our debt refinancing on March 25, 2016 we have a $70.0 million Credit Facility, which was amended and restated in connection with the issuance of our $32.0 million Term Loan. Previously the Credit Facility was $76.0 million and consisted of two tranches: 1) a senior secured revolving credit and letter of credit facility of up to $70.0 million (“Tranche A”) and 2) a senior secured first-in, last-out revolving credit facility of up to $6.0 million (“Tranche A-1”). On March 25, 2016 proceeds from the Term Loan were used to repay a portion of the outstanding indebtedness under the Credit Facility, including repayment of the entire balance outstanding under Tranche A-1, which was then terminated. In connection with the Term Loan financing the maturity date of the Credit Facility was extended from August 25, 2020 to March 25, 2021. Proceeds from advances under the Credit Facility, with certain restrictions, may be used to provide financing for working capital, letters of credit, capital expenditures and other general corporate purposes. Effective April 7, 2017 the Credit facility was further amended to allow us to enter into certain equipment financing arrangements, on the condition that a portion of the proceeds of such financing be applied as a prepayment of our Term Loan (see above). The amendment also provides for an additional reserve of $5.0 million against availability under the Credit Facility that will be reduced dollar for dollar for prepayments of the Term Loan in accordance with the amendment. On June 6, 2017 $3.4 million of proceeds from an equipment financing transaction (see above) were used to prepay a portion of our Term Loan and to reduce the required additional reserve to $1.6 million. Under the Credit Facility, we are required to maintain minimum Excess Availability (as defined in the related Credit Facility agreement) equal to the greater of 10% of the Combined Loan Cap (as defined in the Credit Facility agreement) or $10.0 million. The Credit Facility is secured by a security interest in our trade receivables, inventory, letter of credit rights, cash, intangibles and certain other assets.

As of April 29, 2017 we had $2.1 million of borrowings under the Credit Facility and $5.8 million in letters of credit, with $14.7 million of availability under our Credit Facility based on our Borrowing Base formula and availability reserve requirements. As of April 30, 2016 we had $8.8 million of borrowings under the Credit Facility and $5.8 million in letters of credit, with $38.0 million of availability under our Credit Facility based on our Borrowing Base formula and minimum Excess Availability requirement. For the first quarter of fiscal 2017 and 2016 Tranche A borrowings had a weighted interest rate of 3.11% and 2.33% per annum, respectively. For the first quarter of fiscal 2016 Tranche A-1 borrowings had a weighted interest rate of 3.56% per annum. During the first quarter of fiscal 2017 and 2016 our average level of direct borrowings was $11.1 and $26.6 million, respectively, and our maximum borrowings at any time were $15.7 million and $42.7 million, respectively.

As of April 29, 2017 there was $8.6 million outstanding under a five-year equipment financing arrangement with our Credit Facility bank. The equipment note bears annual interest at 3.38%, with payments of $0.3 million (including interest) due monthly through December 2019. The equipment note is collateralized by substantially all of the material handling equipment at our distribution facility in Florence, New Jersey.

On June 6, 2017 we received $3.4 million in proceeds from a three-year financing arrangement in the form of a sale and leaseback for certain furniture, fixtures and software. Monthly payments under the leaseback arrangement are $123 thousand for the first 24 months and $48 thousand for months 25 to 36. At the end of the leaseback term, we have the option to extend the lease for an additional year or to repurchase the financed property for a price to be agreed. All of the proceeds from the transaction were used to prepay a portion of our Term Loan.

In connection with the relocation of our corporate headquarters and our distribution operations from Philadelphia, Pennsylvania to southern New Jersey, the Board of the NJEDA approved us for an incentive package of up to $4 million in annual benefits under Grow NJ in the form of transferrable income tax credits over a ten-year period from the State of New Jersey. The annual benefit amount available to us is based on an average of eligible jobs within the state and is expected to significantly exceed our annual income tax liability to New Jersey. In order to maximize the realizable value of our incentive package we have an agreement with a third party to sell 75% or more of the annual income tax credits awarded to us. For fiscal 2016 we qualified for $3.6 million in tax credits for which we realized $3.3 million cash proceeds, net of costs, from the April 2017 sale of the tax credits to the third party under our agreement. For fiscal 2017 our average eligible jobs are expected to be lower than in fiscal 2016 and we project that we will realize approximately $2.9 million, net of costs, from the incentive package, subject to our compliance with the requirements under our Grow NJ award. Cost reductions from lower headcount are expected to more than offset any decline in the amount realized from our incentive package.

Based on our current operating plan, our management believes that our current cash and working capital positions, expected operating cash flows and available borrowing capacity, will be sufficient to fund our cash requirements for working capital and capital expenditures for at least the next 12 months. We have based this belief on assumptions that we believe are reasonable but may not be realized due to a variety of factors including lower than anticipated net sales or gross margins, increased expenses, continued or declining levels of economic or retail industry conditions, or other events, including those factors discussed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended January 28, 2017. As a result, we could use our available capital resources sooner than we currently expect. Furthermore, our operating plan may change and we may need additional funds sooner than planned. If we are unable to obtain needed funds from the aforementioned sources, we will likely need to seek other sources of financing as well as defer, reduce or eliminate planned expenditures, which would impair our growth prospects and could otherwise negatively impact our business.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. These generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our consolidated financial statements and the reported amounts of net sales and expenses during the reporting period. Our critical accounting policies are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended January 28, 2017. Other than as noted below, as of April 29, 2017 there were no material changes in, or additions to, our critical accounting policies or in the assumptions or estimates we used to prepare the financial information appearing in this report.

We sell gift cards to our customers in our retail stores, through our websites and through select third parties. The portion of gift cards sold to customers which are never redeemed is commonly referred to as gift card breakage. Prior to fiscal 2017 we recognized revenue from gift card breakage after we determined that any legal obligation to report and remit the value associated with abandoned property had been satisfied. We have accumulated a significant amount of historical data from our past gift card transactions, allowing us to reasonably and objectively determine the pattern of gift card redemptions and a related estimated gift card breakage rate. In the first quarter of fiscal 2017 we have elected to record revenue from gift card breakage over the period of, and in proportion to, the actual redemptions of gift cards based on our historical breakage. We believe this method is preferable as it better reflects the gift card earnings process resulting in the recognition of gift card breakage income over the period of gift card redemptions (i.e., over the performance period). We will continue to review historical gift card redemption information to assess the reasonableness of patterns of redemption and projected gift card breakage rates.

Recent Accounting Pronouncements

Adopted

In March 2016 the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU No. 2016-09 affects all entities that issue share-based payment awards to their employees. ASU No. 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows, including recognizing all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement rather than in additional paid-in capital. We adopted ASU No. 2016-09 effective January 29, 2017 and the adoption did not have a material impact on our consolidated financial position, results of operations or cash flows.

In November 2015 the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. To simplify the presentation of deferred income taxes, ASU No. 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. We adopted ASU No. 2015-17 effective January 29, 2017 and applied the required reclassifications on a retrospective basis. Accordingly, in our consolidated balance sheet as of January 28, 2017, $3.3 million in deferred tax assets were reclassified from current assets to other assets. The adoption of ASU No. 2015-17 did not have any impact on our net consolidated financial position, results of operations or cash flows.

In July 2015 the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. ASU No. 2015-11 changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. We adopted ASU No. 2015-11 effective January 29, 2017 and the adoption did not have a material impact on our consolidated results of operations, financial position or cash flows.

Proposed

In May 2017 the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU No. 2017-09 is effective for financial statements issued for annual reporting periods beginning after December 15, 2017 and interim periods within those years. Earlier application is permitted. The impact from adoption of the new requirements of ASU No. 2017-09 on our consolidated financial position or results of operations has not yet been determined.

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

We have made and may in the future make forward-looking statements relating to our planned merger with Orchestra-Prémaman S.A. Factors that could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements include, but are not limited to, the possibility that the merger does not close when expected or at all because required regulatory, shareholder, stockholder or other approvals are not received or other conditions to the closing are not satisfied on a timely basis or at all; or the possibility that the anticipated benefits of the merger are not realized as a result of such matters as general business and economic conditions in France, the United States and other countries in which we or Orchestra-Prémaman conduct business; the impact of the movement of Euro relative to other currencies, particularly the U.S. dollar and the currencies of other countries in which the combined company will conduct business; the effects of competition in the markets in which we or Orchestra-Prémaman operate; the impact of changes in the laws and regulations regulating the clothing and childcare products industries or affecting domestic and foreign operations; judicial or regulatory judgments and legal proceedings; our ability to successfully integrate the two companies; our success in retaining the services of executives, key personnel and other employees that the combined company needs to realize all of the anticipated benefits of the merger; the risk that expected synergies and benefits of the merger will not be realized within the expected time frame or at all; reputational risks; and other factors that may affect future results of us or Orchestra-Prémaman, including changes in trade policies, timely development and introduction of new products and services, changes in tax laws, technological and regulatory changes, and adverse developments in general market, business, economic, labor, regulatory and political conditions.

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

As of April 29, 2017 we had cash and cash equivalents of $2.3 million. Our cash equivalents consist of investments in money market funds that bear interest at variable rates. A change in market interest rates earned on our investments impacts the interest income and cash flows, but does not materially impact the fair market value of the financial instruments. Due to the low balance, average maturity and conservative nature of our investment portfolio, we believe a sudden change in interest rates would not have a material effect on the value of our investment portfolio. The impact on our future interest income resulting from changes in investment yields will depend largely on the gross amount of our investment portfolio at that time. However, based upon the conservative nature of our investment portfolio and current experience, we do not believe a decrease in investment yields would have a material negative effect on our interest income.

As of April 29, 2017 the components of our debt portfolio were the $29.6 million Term Loan, the $8.6 million equipment note and the $70.0 million Credit Facility. Each of the components of our debt portfolio are denominated in United States dollars. The fair value of the debt portfolio is referred to as the “debt value.” The equipment note bears interest at a fixed rate of 3.38%. Although a change in market interest rates would not affect the interest incurred or cash flow related to this fixed rate portion of the debt portfolio, the debt value would be affected.

The Term Loan carries a variable interest rate that is tied to market indices with a minimum annual rate of 8.50%. The sensitivity analysis as it relates to this portion of our debt portfolio assumes an instantaneous 100 basis point move in interest rates above and below the minimum threshold, with all other variables held constant. The debt value of the Term Loan is approximately $29.6 million. A 100 basis point increase in market interest rates above the minimum threshold would result in additional annual interest expense on the Term Loan of approximately $0.3 million. A 100 basis point decline in market interest rates below the minimum threshold would have no effect on our annual interest expense on the Term Loan.

Our Credit Facility has variable interest rates that are tied to market indices. As of April 29, 2017 we had $2.1 million of direct borrowings and $5.8 million of letters of credit outstanding under our Credit Facility. As of April 29, 2017 borrowings under the Credit Facility would have resulted in interest at a rate between 2.50% and 4.50% per annum. Interest on any future borrowings under the Credit Facility would, to the extent of outstanding borrowings, be affected by changes in market interest rates. A change in market interest rates on the variable rate portion of our debt portfolio would impact the interest expense incurred and cash flows.

The sensitivity analysis as it relates to the fixed rate portion of our debt portfolio assumes an instantaneous 100 basis point move in interest rates from their levels as of April 29, 2017, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the value of the debt by approximately $0.1 million as of April 29, 2017. A 100 basis point decline in market interest rates would cause the debt value to increase by approximately $0.1 million as of April 29, 2017.

Other than as described above, we do not believe that the market risk exposure on other financial instruments is material.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to our management on a timely basis to allow decisions regarding required disclosure. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of April 29, 2017. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of April 29, 2017 these controls and procedures were effective.

Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the fiscal quarter ended April 29, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended January 28, 2017. The risks described in our Form 10-K are not the only risks that we face. Additional risks not presently known to us or that we do not currently consider significant may also have an adverse effect on us. If any of the risks actually occur, our business, results of operations, cash flows or financial condition could suffer.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by us during the three-month period January 29, 2017 to April 29, 2017 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2)

January 29 to February 25, 2017	—	$—	—	—
February 26 to April 1, 2017	7,460	$4.26	—	—
April 2 to April 29, 2017	844	$3.84	—	—
Total	8,304	$4.22	—	—

(1)	Represents shares reacquired directly from certain employees to satisfy income tax withholding obligations for such employees in connection with restricted stock awards that vested during the period.
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

Item 5.	Other Information

On June 6, 2017 Destination Maternity completed the sale and leaseback of certain furniture, fixtures and software with TFG-New Jersey, L.P. We received approximately $3.4 million in gross proceeds (the “Property Cost”). The leaseback has a term of 36 months. Basic rent for the first 24 months is $123,256 plus applicable taxes, and for months 25-36 is $48,412 plus applicable taxes. At the end of the 36-month term, we may repurchase the leased property for a price to be agreed (but not more than 17% of the Property Cost), extend the lease for an additional 12 months at the same rental rate and terms, or return the property to the lessor. The lease is a net lease, and we are responsible for all costs and expenses associated with the leased property, and bear the risk of loss with respect to the leased property. All of the proceeds from the transaction were applied as a prepayment of our Term Loan.

The foregoing description is not complete and is qualified in its entirety by reference to the full text of the documents filed as Exhibits 10.7, 10.8, 10.9 and 10.10 hereto, respectively, and incorporated herein by reference.

Item 6.	Exhibits

Exhibit No.	Description

*10.1

Amendment No. 2 to Amended and Restated Credit Agreement, dated as of April 7, 2017, by and among Wells Fargo Bank, National Association, Destination Maternity Corporation, Cave Springs, Inc., Mothers Work Canada, Inc. and DM Urban Renewal, LLC (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 7, 2017 (the “April 7, 2017 Form 8-K”))

*10.2

Amendment No. 2 to Term Loan Credit Agreement, dated as of April 7, 2017, by and among Wells Fargo Bank, National Association, TPG Specialty Lending, Inc., Destination Maternity Corporation, Cave Springs, Inc., Mothers Work Canada, Inc., and DM Urban Renewal, LLC (Exhibit 10.2 to the April 7, 2017 Form 8-K)

*10.3

Second Amendment to Intercreditor Agreement, dated as of April 7, 2017, by and among Wells Fargo Bank, National Association, Destination Maternity Corporation, Cave Springs, Inc., Mothers Work Canada, Inc. and DM Urban Renewal, LLC (Exhibit 10.3 to the April 7, 2017 Form 8-K)

*10.4

Product Purchase Agreement, dated as of May 1, 2017, by and between Orchestra Prémaman USA Inc. and Destination Maternity Corporation (Exhibit 10.42 to Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the year ended January 28, 2017 (the “2016 Form 10-K/A”)

†*10.5	Executive Employment Agreement, dated as of February 21, 2017, by and among Ronald J. Masciantonio, Orchestra-Prémaman S.A. and US OP Corporation (Exhibit 10.43 to the 2016 Form 10-K/A)

†*10.6	Bonus Deferral Letter, dated April 6, 2017, by and between Destination Maternity Corporation and Anthony M. Romano (Exhibit 10.44 to the 2016 Form 10-K/A)

10.7	Master Lease Agreement, dated as of May 25, 2017, by and between TFG-New Jersey, L.P. and Destination Maternity Corporation

10.8	Lease Schedule, dated as of May 25, 2017, by and between TFG-New Jersey, L.P. and Destination Maternity Corporation

10.9	Bill of Sale, dated as of May 25, 2017, by and between TFG-New Jersey, L.P. and Destination Maternity Corporation

10.10	Sale Leaseback Agreement, dated as of May 25, 2017, by and between TFG-New Jersey, L.P. and Destination Maternity Corporation

18.1	Preferability Letter Regarding Change in Accounting Principle dated June 8, 2017 from KPMG LLP

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Executive Vice President & Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Executive Vice President & Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference

†	Management contract or compensatory plan or arrangement

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Destination Maternity Corporation

Date: June 8, 2017	By:	/s/ Anthony M. Romano
Anthony M. Romano
Chief Executive Officer & President
Date: June 8, 2017	By:	/s/ David Stern
David Stern
Executive Vice President & Chief Financial Officer

INDEX OF EXHIBITS FILED WITH

FORM 10-Q OF DESTINATION MATERNITY CORPORATION

FOR THE QUARTER ENDED APRIL 29, 2017

Exhibit No.	Description

10.7	Master Lease Agreement, dated as of May 25, 2017, by and between TFG-New Jersey, L.P. and Destination Maternity Corporation

10.8	Lease Schedule, dated as of May 25, 2017, by and between TFG-New Jersey, L.P. and Destination Maternity Corporation

10.9	Bill of Sale, dated as of May 25, 2017, by and between TFG-New Jersey, L.P. and Destination Maternity Corporation

10.10	Sale Leaseback Agreement, dated as of May 25, 2017, by and between TFG-New Jersey, L.P. and Destination Maternity Corporation

18.1	Preferability Letter Regarding Change in Accounting Principle dated June 8, 2017 from KPMG LLP

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Executive Vice President & Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Executive Vice President & Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document