Form 10-Q
period 2017-07-29
Destination Maternity Corp
filed 2017-09-07
CIK 896985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 29, 2017

or

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

Common Stock, $.01 par value — 13,984,055 shares outstanding as of August 31, 2017

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	July 29, 2017	January 28, 2017

ASSETS
Current assets:
Cash and cash equivalents	$2,161	$2,859
Trade receivables, net	5,904	5,683
Inventories	69,759	69,040
Prepaid expenses and other current assets	7,568	9,464
Total current assets	85,392	87,046
Property and equipment, net of accumulated depreciation and amortization of $98,255 and $97,461	76,128	83,029
Other assets:
Deferred line of credit financing costs, net of accumulated amortization of $772 and $717	408	456
Other intangible assets, net of accumulated amortization of $866 and $810	1,047	1,092
Deferred income taxes	1,436	3,251
Other non-current assets	1,157	1,113
Total other assets	4,048	5,912
Total assets	$165,568	$175,987

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit borrowings	$4,200	$4,600
Current portion of long-term debt	8,094	6,948
Accounts payable	17,071	17,656
Accrued expenses and other current liabilities	28,403	31,359
Total current liabilities	57,768	60,563
Long-term debt	26,986	31,485
Deferred rent and other non-current liabilities	22,781	22,789
Total liabilities	107,535	114,837
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, 1,656,381 shares authorized:
Series B junior participating preferred stock, $.01 par value; 300,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value; 20,000,000 shares authorized, 13,985,971 and 14,010,417 shares issued and outstanding	140	140
Additional paid-in capital	106,568	105,775
Accumulated deficit	(48,605)	(44,693)
Accumulated other comprehensive loss	(70)	(72)
Total stockholders’ equity	58,033	61,150
Total liabilities and stockholders’ equity	$165,568	$175,987

The accompanying notes are an integral part of these consolidated financial statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016

Net sales	$98,280	$106,529	$204,706	$230,959
Cost of goods sold	46,227	51,699	94,714	108,857
Gross profit	52,053	54,830	109,992	122,102
Selling, general and administrative expenses	52,806	56,619	108,455	115,394
Store closing, asset impairment and asset disposal expenses	1,120	442	2,638	1,048
Other charges, net	(171)	875	646	1,544
Operating income (loss)	(1,702)	(3,106)	(1,747)	4,116
Interest expense, net	979	973	1,983	1,625
Income (loss) before income taxes	(2,681)	(4,079)	(3,730)	2,491
Income tax provision (benefit)	93	(1,570)	186	959
Net income (loss)	$(2,774)	$(2,509)	$(3,916)	$1,532
Net income (loss) per share— Basic	$(0.20)	$(0.18)	$(0.28)	$0.11
Average shares outstanding— Basic	13,793	13,700	13,771	13,692
Net income (loss) per share— Diluted	$(0.20)	$(0.18)	$(0.28)	$0.11
Average shares outstanding— Diluted	13,793	13,700	13,771	13,697

The accompanying notes are an integral part of these consolidated financial statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016

Net income (loss)	$(2,774)	$(2,509)	$(3,916)	$1,532
Foreign currency translation adjustments	—	(1)	2	1
Comprehensive income (loss)	$(2,774)	$(2,510)	$(3,914)	$1,533

The accompanying notes are an integral part of these consolidated financial statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

Balance as of January 28, 2017	14,010	$140	$105,775	$(44,693)	$(72)	$61,150
Net loss	—	—	—	(3,916)	—	(3,916)
Foreign currency translation adjustments	—	—	—	—	2	2
Dividends forfeited	—	—	—	4	—	4
Stock-based compensation	(15)	—	830	—	—	830
Repurchase and retirement of common stock	(9)	—	(37)	—	—	(37)
Balance as of July 29, 2017	13,986	$140	$106,568	$(48,605)	$(70)	$58,033

Balance as of January 30, 2016	13,825	$138	$104,784	$(11,951)	$(73)	$92,898
Net income	—	—	—	1,532	—	1,532
Foreign currency translation adjustments	—	—	—	—	1	1
Dividends forfeited	—	—	—	16	—	16
Stock-based compensation	174	2	966	—	—	968
Exercise of stock options, net	1	—	3	—	—	3
Tax benefit shortfall from stock option exercises and restricted stock vesting	—	—	(586)	—	—	(586)
Repurchase and retirement of common stock	(2)	—	(18)	—	—	(18)
Balance as of July 30, 2016	13,998	$140	$105,149	$(10,403)	$(72)	$94,814

The accompanying notes are an integral part of these consolidated financial statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	July 29, 2017	July 30, 2016

Operating Activities
Net income (loss)	$(3,916)	$1,532
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,888	8,927
Stock-based compensation expense	830	968
Loss on impairment of long-lived assets	2,446	733
Loss on disposal of assets	116	215
Grow NJ award benefit	1,815	1,833
Deferred income tax benefit	—	(75)
Amortization of deferred financing costs	235	139
Changes in assets and liabilities:
Decrease (increase) in:
Trade receivables	(221)	3,297
Inventories	(719)	1,981
Prepaid expenses and other current assets	1,962	(10)
Other non-current assets	(44)	(24)
Increase (decrease) in:
Accounts payable, accrued expenses and other current liabilities	(2,965)	(14,057)
Deferred rent and other non-current liabilities	(179)	(153)
Net cash provided by operating activities	8,248	5,306
Investing Activities
Capital expenditures	(3,611)	(6,800)
Proceeds from sale of property and equipment	—	2
Additions to intangible assets	(18)	(45)
Net cash used in investing activities	(3,629)	(6,843)
Financing Activities
Decrease in cash overdraft	(1,342)	(425)
Decrease in line of credit borrowings	(400)	(26,700)
Proceeds from long-term debt	3,401	32,000
Repayment of long-term debt	(6,673)	(1,436)
Deferred financing costs paid	(268)	(1,252)
Withholding taxes on stock-based compensation paid in connection with repurchase of common stock	(37)	(18)
Proceeds from exercise of stock options	—	3
Net cash (used in) provided by financing activities	(5,319)	2,172
Effect of exchange rate changes on cash and cash equivalents	2	1
Net (Decrease) Increase in Cash and Cash Equivalents	(698)	636
Cash and Cash Equivalents, Beginning of Period	2,859	2,116
Cash and Cash Equivalents, End of Period	$2,161	$2,752
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$1,751	$1,245
Cash (received) paid for income taxes	$(4,294)	$214

The accompanying notes are an integral part of these consolidated financial statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements for the three and six months ended July 29, 2017 and July 30, 2016 have been prepared in accordance with the requirements for Form 10-Q and Article 10 of Regulation S-X, and accordingly, certain information and footnote disclosures have been condensed or omitted. See the Company’s Annual Report on Form 10-K as of and for the year ended January 28, 2017 for Destination Maternity Corporation and subsidiaries (the “Company” or “Destination Maternity”) as filed with the Securities and Exchange Commission (“SEC”) for additional disclosures including a summary of the Company’s accounting policies.

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

The Company operates on a 52/53-week fiscal year ending on the Saturday nearest January 31 of each year. References to the Company’s fiscal 2017 refer to the 53-week fiscal year, or periods within such fiscal year, which began January 29, 2017 and will end February 3, 2018. References to the Company’s fiscal 2016 refer to the 52-week fiscal year, or periods within such fiscal year, which began January 31, 2016 and ended January 28, 2017.

On December 19, 2016 the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Orchestra-Prémaman S.A. (“Orchestra”), a société anonyme organized under the laws of France, and US OP Corporation, a Delaware corporation and a wholly-owned subsidiary of Orchestra, to complete a proposed business combination (the “Merger”). On July 27, 2017 the Company, Orchestra, and certain other affiliates of Orchestra entered into a Termination Agreement (the “Termination Agreement”) pursuant to which the parties agreed to terminate the Merger Agreement and various ancillary agreements entered into in connection with and in contemplation of the Merger.

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

The following tables summarize the Basic EPS and Diluted EPS calculations (in thousands, except per share amounts):

	Three Months Ended
	July 29, 2017			July 30, 2016
	Net Loss	Shares	EPS	Net Loss	Shares	EPS

Basic and Diluted EPS	$(2,774)	13,793	$(0.20)	$(2,509)	13,700	$(0.18)

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

	Six Months Ended
	July 29, 2017			July 30, 2016
	Net Loss	Shares	EPS	Net Income	Shares	EPS

Basic EPS	$(3,916)	13,771	$(0.28)	$1,532	13,692	$0.11
Incremental shares from the assumed exercise of outstanding stock options	—	—		—	1
Incremental shares from the assumed lapse of restrictions on restricted stock and deferred stock unit awards	—	—		—	4
Diluted EPS	$(3,916)	13,771	$(0.28)	$1,532	13,697	$0.11

In addition to performance-based RSUs, for the six months ended July 30, 2016 stock options and unvested restricted stock totaling approximately 1,124,000 shares were excluded from the calculation of Diluted EPS as their effect would have been antidilutive. Stock options, unvested restricted stock and unvested deferred stock units totaling approximately 1,142,000 and 1,171,000 shares of the Company’s common stock were outstanding as of July 29, 2017 and July 30, 2016, respectively, but were not included in the computation of Diluted EPS for the three and six months ended July 29, 2017 and for the three months ended July 30, 2016 due to the Company’s net loss. Had the Company reported a profit for the three and six months ended July 29, 2017 and for the three months ended July 30, 2016 the weighted average number of dilutive shares outstanding for computation of Diluted EPS would have been approximately 13,814,000, 13,795,000 and 13,707,000 shares, respectively.

During the six months ended July 29, 2017 and July 30, 2016 $4,000 and $16,000, respectively, of previously declared and undistributed dividends, for which payment was subject to completion of service requirements under restricted stock awards, were forfeited back to the Company in connection with the cancellation of the awards.

3.	TRADE RECEIVABLES

Trade receivables are recorded based on revenue recognized for sales of the Company’s merchandise and for other revenue earned by the Company through its marketing partnership programs and international franchise agreements, and are non-interest bearing. The Company evaluates the collectability of trade receivables based on a combination of factors, including aging of trade receivables, write-off experience, analysis of historical trends and expectations of future performance. An allowance for doubtful accounts is recorded for the amount of trade receivables that are considered unlikely to be collected. When the Company’s collection efforts are unsuccessful, uncollectible trade receivables are charged against the allowance for doubtful accounts. As of July 29, 2017 and January 28, 2017 the Company’s trade receivables were net of allowance for doubtful accounts of $166,000 and $163,000, respectively.

4.	INVENTORIES

Inventories were comprised of the following (in thousands):

	July 29, 2017	January 28, 2017

Finished goods	$69,010	$68,346
Work-in-progress	245	212
Raw materials	504	482
	$69,759	$69,040

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

5.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities were comprised of the following (in thousands):

	July 29, 2017	January 28, 2017

Insurance, primarily self-insurance reserves	$5,338	$5,421
Employee compensation and benefits	4,602	6,754
Deferred rent	3,278	3,507
Sales and use taxes	2,826	2,591
Gift certificates and store credits	2,646	4,305
Product return reserve	1,909	1,615
Accounting and legal	1,396	1,276
Accrued property and equipment additions	935	316
Income taxes payable	349	12
Other	5,124	5,562
	$28,403	$31,359

6.	LINE OF CREDIT

After completion of a debt refinancing on March 25, 2016 the Company has a $70,000,000 senior secured revolving credit facility (the “Credit Facility”), which was amended and restated in connection with the issuance of the Company’s $32,000,000 Term Loan (see Note 7). Previously the Credit Facility was $76,000,000 and consisted of two tranches: 1) a senior secured revolving credit and letter of credit facility of up to $70,000,000 (“Tranche A”) and 2) a senior secured first-in, last-out revolving credit facility of up to $6,000,000 (“Tranche A-1”). On March 25, 2016 proceeds from the Term Loan were used to repay a portion of the outstanding indebtedness under the Credit Facility, including repayment of the entire balance outstanding under Tranche A-1, which was then terminated. In connection with the Term Loan financing the maturity date of the Credit Facility was extended from August 25, 2020 to March 25, 2021. Proceeds from advances under the Credit Facility, with certain restrictions may be used to provide financing for working capital, letters of credit, capital expenditures, and other general corporate purposes. Effective December 19, 2016 the Company’s Credit Facility lender consented to the Merger and the Credit Facility was amended to require a $10,000,000 EBITDA Reserve (as defined in the related Credit Facility agreement) against availability under the Credit Facility. Effective April 7, 2017 the Credit facility was further amended to allow the Company to enter into certain equipment financing arrangements, on the condition that a portion of the proceeds of such financing be applied as a prepayment of the Term Loan (see Note 7). The amendment also provided for an additional reserve of $5,000,000 against availability under the Credit Facility that will be reduced dollar for dollar for prepayments of the Term Loan in accordance with the amendment. On June 6, 2017 $3,401,000 of proceeds from an equipment financing transaction (see Note 7) were used to prepay a portion of the Company’s Term Loan and to reduce the required additional reserve to $1,599,000.

The Credit Facility contains various affirmative and negative covenants and representations and warranties. In the event that the outstanding balance of the Term Loan exceeds the Term Loan Borrowing Base (as defined in the related Term Loan Agreement) then a reserve will be imposed against availability under the Credit Facility. The Credit Facility, as amended on April 7, 2017, also requires the Company to maintain minimum Excess Availability (as defined in the related Credit Facility agreement) equal to the greater of 10% of the Combined Loan Cap (as defined in the Credit Facility agreement) or $10,000,000. The Credit Facility is secured by a security interest in the Company’s trade receivables, inventory, letter of credit rights, cash, intangibles and certain other assets. The interest rate on outstanding borrowings is equal to, at the Company’s election, either 1) the lender’s base rate plus the applicable margin, or 2) a LIBOR rate plus the applicable margin. The applicable margin for base rate borrowings is 0.50% for Tranche A borrowings and was 2.00% for Tranche A-1 borrowings. The applicable margin for LIBOR rate borrowings is 1.50% for Tranche A borrowings and was 3.00% for Tranche A-1 borrowings. Tranche A-1 borrowings were deemed to be the first loans made and the last loans repaid. The Company also pays an unused line fee under the Credit Facility of 0.25% per annum. In connection with the original execution and subsequent amendments of the Credit Facility, the Company incurred deferred financing costs of $1,179,000. These deferred financing costs are being amortized over the term of the Credit Facility agreement and included in “interest expense, net” in the consolidated statements of operations.

As of July 29, 2017 the Company had $4,200,000 in outstanding borrowings under the Credit Facility and $5,827,000 in letters of credit, with $14,851,000 of availability under the Credit Facility based on the Company’s Borrowing Base formula and availability reserve requirements. As of July 30, 2016 the Company had $1,700,000 outstanding borrowings under the Credit Facility and

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

$6,228,000 in letters of credit, with $34,508,000 of availability under the Credit Facility based on the Company’s Borrowing Base formula and minimum Excess Availability requirement. For the three months ended July 29, 2017 and July 30, 2016 Tranche A borrowings had a weighted interest rate of 3.70% and 4.00%, respectively, per annum. For the six months ended July 29, 2017 and July 30, 2016 Tranche A borrowings had a weighted interest rate of 3.31% and 2.54%, respectively, per annum. For the six months ended July 30, 2016 Tranche A-1 borrowings had a weighted interest rate of 3.43% per annum. During the six months ended July 29, 2017 and July 30, 2016 the Company’s average level of direct borrowings under the Credit Facility was $8,451,000 and $14,989,000, respectively, and the Company’s maximum borrowings at any time were $15,700,000 and $42,700,000, respectively.

7.	LONG-TERM DEBT

On March 25, 2016 the Company entered into a Term Loan Credit Agreement (the “Term Loan Agreement”) for a $32,000,000 term loan due March 25, 2021 (the “Term Loan”), the proceeds of which were received on March 25, 2016 and were used to repay a portion of the outstanding indebtedness under the Company’s existing Credit Facility (see Note 6). The interest rate on the Term Loan is equal to a LIBOR rate (with a 1.00% LIBOR floor) plus 7.50%. The Company is required to make minimum repayments of the principal amount of the Term Loan in quarterly installments of $800,000 each, with the remaining outstanding balance payable on the maturity date. Additionally, the Term Loan can be prepaid at the Company's option subject to certain restrictions, in part or in whole at any time, subject to the payment of a prepayment premium as follows: 1) 3% on or prior to the first anniversary of the closing date, 2) 2% from the first anniversary to the second anniversary of the closing date, and 3) 1% after the second anniversary but on or prior to the third anniversary of the closing date. Effective December 19, 2016 the Company’s Term Loan lenders consented to the Merger and the Term Loan Agreement was amended to change the definition of Consolidated EBITDA (see below) to allow the Company to add back certain transaction costs relating to the Merger and modified the financial covenant limiting capital expenditures (see below). Effective April 7, 2017 the Term Loan Agreement was further amended to allow the Company to enter into certain equipment financing arrangements, on the condition that a portion of the proceeds of such financing be applied as a prepayment of the Term Loan. The April 7, 2017 Term Loan Agreement amendment also provided for an additional reserve of $5,000,000 against availability under the Credit Facility that will be reduced dollar for dollar for prepayments of the Term Loan in accordance with the amendment (see Note 6) and eliminated the covenant requiring maintenance of a minimum level of Consolidated EBITDA (see below). On June 6, 2017 $3,401,000 of proceeds from an equipment financing transaction (see below) were used to prepay a portion of the Company’s Term Loan and to reduce the required additional reserve to $1,599,000.

The Term Loan is secured by a security interest in substantially all of the assets of the Company, including accounts receivable, inventory, equipment, letter of credit rights, cash, intellectual property and other intangibles, and certain other assets. The security interest granted to the Term Lenders is, in certain respects, subordinate to the security interest granted to the Credit Facility Lender. The Term Loan Agreement prohibits the payment of dividends or share repurchases by the Company for three years and imposes certain restrictions on the Company's ability to, among other things, incur additional indebtedness and enter into other various types of transactions. The Term Loan Agreement, as amended on April 7, 2017, requires the Company to maintain Excess Availability (as defined in the related Credit Facility agreement) equal to the greater of 10% of the Combined Loan Cap (as defined in the related Credit Facility agreement) or $10,000,000. Prior to the April 7, 2017 Term Loan Agreement amendment, the Company was required to maintain specified levels of quarterly Consolidated EBITDA (as defined in the related Term Loan Agreement). For all periods prior to the elimination of the Consolidated EBITDA covenant, the Company’s Consolidated EBITDA exceeded the Consolidated EBITDA requirements under the Term Loan Agreement. The April 7, 2017 Term Loan Agreement amendment prohibits the Company from making capital expenditures (net of tenant allowances) in excess of a specified amount in any period of four fiscal quarters (subject to carryforward of 50% of any underutilization). The limitation on capital expenditures ranges from $16,000,000 for the four fiscal quarters ended on January 28, 2017 to $10,500,000 for the four fiscal quarters ending on February 3, 2018, and increases to $17,000,000 for the four fiscal quarters ending on May 5, 2018 and thereafter. For the four fiscal quarters ended on July 29, 2017 the Company’s net capital expenditures did not exceed the $13,250,000 limit. Any amounts outstanding under the Term Loan may be accelerated and become due and payable immediately upon an event of default and expiration of any applicable cure period.

In connection with the execution of the Term Loan Agreement and subsequent amendments, the Company incurred deferred financing costs of $1,518,000. These deferred financing costs are reflected as a direct deduction from the Term Loan liability in the consolidated balance sheet and are being amortized over the term of the Term Loan Agreement and included in “interest expense, net” in the consolidated statements of operations.

As of July 29, 2017 and July 30, 2016 there was $7,816,000 and $10,763,000, respectively, outstanding under a five-year equipment financing arrangement with the Company’s Credit Facility bank. The equipment note bears annual interest at 3.38%, with payments of $272,000 (including interest) due monthly through December 2019. The equipment note is collateralized by substantially

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

all of the material handling equipment at the Company’s distribution facility in Florence, New Jersey. Any amounts outstanding under the equipment note may be accelerated and become due and payable immediately upon an event of default and expiration of any applicable cure period.

On June 6, 2017 the Company received $3,401,000 in proceeds from a three-year financing arrangement in the form of a sale and leaseback for certain furniture, fixtures and software. Monthly payments under the leaseback arrangement are $123,000 for the first 24 months and $48,000 for months 25 to 36. At the end of the leaseback term, the Company has the option to extend the financing arrangement for an additional year or to repurchase the financed property for a price to be agreed. All of the proceeds from the transaction were used to prepay a portion of the Company’s Term Loan. As of July 29, 2017 there was $3,008,000 of principal outstanding under the financing arrangement.

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

At both July 29, 2017 and January 28, 2017 the Company had cash equivalents of $4,000. The Company’s cash equivalents consist of investments in money market funds for which the carrying value approximates fair value (based on Level 1 inputs) due to the short-term nature of those instruments. The carrying values of trade receivables and accounts payable approximate fair value due to the short-term nature of those instruments.

The Company’s Credit Facility has variable interest rates that are tied to market indices. As of July 29, 2017 and January 28, 2017 the Company had $4,200,000 and $4,600,000, respectively, of direct borrowings outstanding under the Credit Facility. The carrying value of the Company’s Credit Facility borrowings approximates fair value as the variable interest rates approximate current market rates, which the Company considers to be Level 2 inputs.

The Company’s Term Loan, which represents a significant majority of the Company’s long-term debt, bears interest at variable rates, which adjust based on market conditions with a minimum annual rate of 8.73%. The carrying value of the Company’s Term Loan approximates fair value as the variable interest rates approximate current market rates for similar instruments available to companies with comparable credit quality, which the Company considers to be Level 2 inputs. The fair value of the Company’s fixed-rate equipment notes was determined using a discounted cash flow analysis based on interest rates currently available to the Company, which the Company considers to be Level 2 inputs. The difference between the carrying value and fair value of long-term debt held by the Company with a fixed rate of interest is not material.

9.	OTHER CHARGES, NET

During the fourth quarter of fiscal 2015, the Company announced that it had received an unsolicited, non-binding preliminary merger proposal from the Company’s largest shareholder, Orchestra, a France-based retailer of children’s wear. On December 19, 2016 the Company entered into the Merger Agreement. During the second quarter of fiscal 2017 the parties determined that it was in the best interests of their respective stockholders to terminate the Merger. On July 27, 2017 the Company, Orchestra, and certain other affiliates of Orchestra entered into the Termination Agreement. In connection with the Termination Agreement, Orchestra and the Company agreed to reimburse each other for certain costs incurred in connection with their effort to implement the Merger Agreement, with a net amount of $1,000,000 paid to the Company on July 31, 2017. During the six months ended July 29, 2017 and July 30, 2016 the Company incurred $649,000 and $873,000, respectively, of net charges related to the Merger.

The Termination Agreement also terminated certain ancillary agreements between the Company and a wholly-owned subsidiary of Orchestra, under which the Company provided real estate and construction project consulting services, and offered for purchase

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

infant and childrenswear merchandise for sale in certain of the Company’s stores. For the first six months of fiscal 2017 the Company recognized $44,000 of revenue under such agreements.

Subsequent to the appointment of Anthony M. Romano as the Company’s Chief Executive Officer in August 2014, the Company commenced a program to evaluate its business processes, key management personnel and planning resources. In connection with this evaluation, the Company has implemented changes with a focus on improving inventory management, driving sales productivity, optimizing real estate and controlling costs. The Company implemented an improved product life cycle calendar in fiscal 2015, completed the implementation of a new planning and allocation tool in fiscal 2016 and completed a re-platforming of its e-commerce sites during the first quarter of fiscal 2017, as it continues to improve its planning and allocation methodologies and e-commerce platform. The Company’s real estate strategy includes increased focus on the Company’s two key maternity apparel brands with strategic phase-out and elimination of certain non-core brands and business relationships. During the six months ended July 29, 2017 and July 30, 2016 the Company recognized $(3,000) and $671,000, respectively, of net charges related to these management and organizational changes.

A summary of the net charges incurred in connection with the proposed business combination and the management and organizational changes is as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016

Proposed Business Combination
Legal and other professional fees	$835	$652	$1,649	$873
Net reimbursement for certain costs incurred	(1,000)	—	(1,000)	—
Total proposed business combination	(165)	652	649	873

Management and Organizational Changes
Severance and related benefits	(6)	3	(3)	121
Non-core brand contract terminations	—	220	—	545
Consulting fees	—	—	—	5
Total management and organizational changes	(6)	223	(3)	671
Total other charges, net	$(171)	$875	$646	$1,544

10.	GOVERNMENT INCENTIVES

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

The annual benefit from the Grow NJ award available to the Company is expected to significantly exceed the Company’s annual income tax liability to the State of New Jersey. In order to maximize the realizable value of the incentive package, in December 2013 the Company entered into an agreement with a third party to sell 75% or more of the annual income tax credits awarded to the

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Company. The Company recognizes its Grow NJ award on an annual basis for each fiscal year based on the realizable value of the award earned and expected to be received, primarily from the sale of the income tax credits, net of any associated costs. The Grow NJ award is reflected in the Company’s consolidated financial statements as a reduction to the costs incurred by the Company in connection with the relocations. The expected realizable amount of the Grow NJ award is included in the consolidated balance sheet in deferred income taxes. In April 2017 the Company received $3,251,000 cash proceeds, net of costs, from the receipt and subsequent sale of the $3,621,000 tax credit certificate earned for fiscal 2016. During the three and six months ended July 29, 2017 the Company recognized $718,000 and $1,436,000, respectively, of cost reduction related to the Grow NJ award, of which $718,000 and $1,436,000, respectively, is included in the consolidated statements of operations, including reductions of cost of goods sold of $519,000 and $1,038,000, respectively, and reductions of selling, general and administrative expenses of $199,000 and $398,000, respectively. During the three and six months ended July 30, 2016 the Company recognized $867,000 and $1,767,000, respectively, of cost reduction related to the Grow NJ award, of which $867,000 and $1,693,000, respectively, is included in the consolidated statements of operations, including reductions of cost of goods sold of $625,000 and $1,199,000, respectively, and reductions of selling, general and administrative expenses of $242,000 and $494,000, respectively. Additionally, $770,000 and $810,000, is included in the consolidated balance sheets as of July 29, 2017 and January 28, 2017, respectively, as a reduction to overhead in inventory.

11.	INCOME TAXES

Accounting Standards Codification (“ASC”) Topic 740, Income Taxes, requires that a valuation allowance be recorded to reduce deferred tax assets when it is more likely than not that the tax benefit of the deferred tax assets will not be realized. The evaluation includes the consideration of all available evidence, both positive and negative, regarding historical operating results including recent years with reported losses, the estimated timing of future reversals of existing taxable temporary differences, estimated future taxable income exclusive of reversing temporary differences and carryforwards, and potential tax planning strategies which may be employed to prevent an operating loss or tax credit carryforward from expiring unused. In situations where a three-year cumulative loss condition exists, accounting standards limit the ability to consider projections of future results as positive evidence to assess the realizability of deferred tax assets. In fiscal 2016 the Company’s financial results reflected a three-year cumulative loss. The three-year cumulative loss constituted significant negative evidence, limiting the Company’s ability to consider other positive evidence, such as the Company’s projections for future growth. Consequently, the Company’s consolidated balance sheets as of July 29, 2017 and January 28, 2017 include a valuation allowance of $29,255,000 and $27,758,000, respectively, against substantially all of its deferred tax assets. The establishment of this valuation allowance has no effect on the Company’s ability to utilize the deferred tax assets to offset future taxable income, if generated. As required by generally accepted accounting principles in the United States (“GAAP”), the Company will continue to assess the likelihood that the deferred tax assets will be realizable in the future and, accordingly, the valuation allowance was increased by a non-cash charge to income tax expense of $1,497,000 in the first six months of fiscal 2017. The tax benefits relating to any reversal of the valuation allowance on the net deferred tax assets in a future period will be recognized as a reduction of future income tax expense in that period.

As of July 29, 2017 the Company had $776,000 of unrecognized tax benefits related to uncertain income tax positions, including accrued interest and penalties of $349,000. The Company records interest and penalties related to unrecognized tax benefits in its income tax provision. If recognized, the portion of the liabilities for unrecognized tax benefits that would impact the Company’s effective tax rate was $563,000, net of federal benefit.

During the 12 months subsequent to July 29, 2017 it is reasonably possible that the gross unrecognized tax benefits could potentially decrease by approximately $378,000 (of which $267,000 would affect the effective tax rate, net of federal expense) for uncertain tax positions, primarily from the effect of expiring statutes of limitations, partially offset by the continued effect of interest on unrecognized tax benefits.

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

During the six months ended July 29, 2017 and July 30, 2016 certain vesting restricted stock awards were net-share settled by the Company such that the Company withheld shares of the Company’s common stock, which had a fair market value equivalent to the minimum statutory obligation for the applicable income and employment taxes for the awards, and the Company remitted the cash value to the appropriate taxing authorities. The total shares withheld in connection with the tax obligations, which were approximately 9,000 and 2,000 shares, respectively, during the six months ended July 29, 2017 and July 30, 2016, are reflected as repurchase of common stock in the accompanying financial statements, and were based on the value of the Company’s common stock on the vesting date. The remaining shares, net of those withheld, were delivered to the award holders. Total payments for tax obligations to the tax authorities were $37,000 and $18,000 for the six months ended July 29, 2017 and July 30, 2016, respectively.

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

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

value. The Company adopted ASU No. 2015-11 effective January 29, 2017 and the adoption did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

b. Proposed Accounting Pronouncements

In May 2017 the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. ASU No. 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU No. 2017-09 is effective for financial statements issued for annual reporting periods beginning after December 15, 2017 and interim periods within those years. Earlier application is permitted. The impact from adoption of the new requirements of ASU No. 2017-09 on the Company’s consolidated financial position or results of operations has not yet been determined.

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

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

adoption of the new requirements of ASU No. 2014-09 on the Company’s consolidated financial position or results of operations has not yet been determined.

c. Change in Accounting Principle

The Company sells gift cards to its customers in its retail stores, through its websites and through select third parties. The portion of gift cards sold to customers which are never redeemed is commonly referred to as gift card breakage. Prior to fiscal 2017 the Company recognized revenue from gift card breakage after it determined that any legal obligation to report and remit the value associated with abandoned property had been satisfied. The Company has accumulated a significant amount of historical data from its past gift card transactions, allowing it to reasonably and objectively determine the pattern of gift card redemptions and a related estimated gift card breakage rate. In the first quarter of fiscal 2017 the Company elected to record revenue from gift card breakage over the period of, and in proportion to, the actual redemptions of gift cards based on the Company’s historical breakage. The Company believes this method is preferable as it better reflects the gift card earnings process resulting in the recognition of gift card breakage income over the period of gift card redemptions (i.e., over the performance period).

The Company determined that this accounting change represented a change in accounting estimate effected by a change in accounting principle. In accordance with the requirements of ASC Topic 250 related to such accounting changes, during the first quarter of fiscal 2017 the Company recognized $764,000 of revenue as a cumulative adjustment for the accounting change.

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

Geographic Information. Geographic revenue information is allocated based on the country in which the products or services are sold, and in the case of international franchise revenues, on the location of the customer. Information concerning the Company’s operations by geographic area was as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016

Net Sales
United States	$92,663	$99,985	$193,092	$216,271
Foreign	5,617	6,544	11,614	14,688

	July 29, 2017	January 28, 2017

Long-Lived Assets
United States	$75,162	$81,811
Foreign	2,013	2,310

Major Customers. For the periods presented, the Company did not have any one customer who represented more than 10% of its net sales.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

16.	INTEREST EXPENSE, NET

Interest expense, net was comprised of the following (in thousands):

	Three Months Ended		Six Months Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016

Interest expense	$980	$974	$1,985	$1,626
Interest income	(1)	(1)	(2)	(1)
Interest expense, net	$979	$973	$1,983	$1,625

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

We operate on a 52/53-week fiscal year ending on the Saturday nearest January 31 of each year. References in this discussion to our fiscal 2017 refer to the 53-week fiscal year, or periods within such fiscal year, which began January 29, 2017 and will end February 3, 2018. References to our fiscal 2016 refer to the 52-week fiscal year, or periods within such fiscal year, which began January 31, 2016 and ended January 28, 2017.

Overview

We are the leading designer and retailer of maternity apparel in the United States with 1,150 retail locations, including 507 stores in the United States, Canada and Puerto Rico, and 643 leased departments located within department stores and baby specialty stores throughout North America. We also sell merchandise on the Internet, primarily through our brand-specific websites, motherhood.com and apeainthepod.com, as well as through our destinationmaternity.com website. We have store franchise and product supply relationships in the Middle East, South Korea, Mexico, Israel and India. As of July 29, 2017 we have 210 international franchised locations, including 18 stand-alone stores operated under one of our retail nameplates and 192 shop-in-shop locations.

In assessing the performance of our business, we consider a variety of operational and financial measures. The key measures for determining how our business is performing are net income (loss) determined in accordance with GAAP (“net income (loss)”) and the corresponding net income (loss), (or earnings (loss)) per share (diluted), net income (loss) before certain charges or credits, when applicable, such as other charges, loss on extinguishment of debt, and certain infrequent income tax adjustments (“adjusted net income (loss)”) and the corresponding earnings (loss) per share (diluted), Adjusted EBITDA (defined below), Adjusted EBITDA before other charges, net sales, and comparable sales. Adjusted EBITDA represents operating income (loss) before deduction for the following non-cash charges: 1) depreciation and amortization expense, 2) loss on impairment of tangible and intangible assets, 3) loss on disposal of assets, and 4) stock-based compensation expense.

Comparable sales figures represent sales at retail locations (which does not include licensed brand or international franchise relationships) that have been in operation by us for at least 13 full months, as well as Internet sales. Our comparable sales figures generally do not include: 1) retail locations which change location type or format, 2) retail locations which are expanded, contracted or relocated if the square footage of the retail location has changed by 20% or more, or, if in the judgment of management, such expansion, contraction or relocation materially alters the comparability of the retail location (either with respect to the manner of its operation or otherwise), 3) in the case of relocations only, retail locations which are not in the same immediate geographical vicinity (such as, without limitation, the same mall, the same part of a mall, or the same street) after the relocation, 4) retail locations that have temporarily closed for any reason for 30 days or more, or 5) retail locations which, in the judgment of management, have undergone other significant changes which materially alter the comparability of the retail location (either with respect to the manner of its operation or otherwise) (such as, for example only, in the case of closure of retail locations in connection with the cessation of a leased department relationship where the manner of operation of such retail location has been materially altered prior to closure, or in the case of construction in, on or near a retail location, which significantly interferes with the customer traffic, visibility or operation of a retail location). Comparable sales exclude the 53rd week of sales for 53-week fiscal years. In the 52-week fiscal year subsequent to a 53-week fiscal year, we exclude the sales in the non-comparable week from the comparable sales calculation. There may be variations in the way in which other retailers calculate comparable sales. As a result, data in this quarterly report regarding our comparable sales may not be comparable to similar data made available by other retailers.

Termination of Planned Merger

On December 19, 2016 we entered into the Merger Agreement, pursuant to which, subject to the satisfaction or waiver of certain conditions, a subsidiary of Orchestra would merge with and into the Company, with the Company surviving as a wholly-owned subsidiary of Orchestra. Despite substantial and sustained efforts by both parties since execution of the Merger Agreement, and in light of the challenges of satisfying applicable securities regulations in France and in the U.S. as well as the uncertainty as to whether those regulatory requirements could be satisfied without unreasonable effort and expense, particularly in connection with the completion of the registration and listing of Orchestra securities in the U.S., where such securities previously have not been publicly traded, the parties determined that it was in the best interests of their respective stockholders to terminate the Merger Agreement. Accordingly, on July 27, 2017 the Company, Orchestra, and certain other affiliates of Orchestra entered into a Termination Agreement pursuant to which the parties agreed to terminate the Merger Agreement and various ancillary agreements entered into in connection with and in contemplation of the Merger. Orchestra and the Company agreed to reimburse each other for certain costs incurred in connection with their effort to implement the Merger Agreement, with a net amount of $1.0 million paid to the Company on July 31, 2017. Orchestra and its affiliates last reported they continue to own 1.9 million shares of the outstanding common stock of Destination Maternity.

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

In the second quarter and first six months of fiscal 2017 we recognized nominal amounts related to our turnaround plan. During the second quarter and first six months of fiscal 2016 we incurred $0.2 million and $0.7 million, respectively, of charges related to our turnaround plan.

Change in Accounting Principle

We sell gift cards to our customers in our retail stores, through our websites and through select third parties. The portion of gift cards sold to customers which are never redeemed is commonly referred to as gift card breakage. Prior to fiscal 2017 we recognized revenue from gift card breakage after we determined that any legal obligation to report and remit the value associated with abandoned property had been satisfied. We have accumulated a significant amount of historical data from our past gift card transactions, allowing us to reasonably and objectively determine the pattern of gift card redemptions and a related estimated gift card breakage rate. In the first quarter of fiscal 2017 we elected to record revenue from gift card breakage over the period of, and in proportion to, the actual redemptions of gift cards based on our historical breakage. We believe this method is preferable as it better reflects the gift card earnings process resulting in the recognition of gift card breakage income over the period of gift card redemptions (i.e., over the performance period).

We determined that this accounting change represented a change in accounting estimate effected by a change in accounting principle. In accordance with the requirements of ASC Topic 250 related to such accounting changes, during the first quarter of fiscal 2017 we recognized $0.8 million of revenue as a cumulative adjustment for the accounting change.

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

Presented below is a summary of our results for the second quarter and first six months of fiscal 2017 with regard to each of the key measures noted above:

Second Quarter Fiscal 2017 Financial Results

•

Net loss for the second quarter of fiscal 2017 was $2.8 million, or $0.20 per share (diluted), compared to net loss of $2.5 million, or $0.18 per share (diluted), for the second quarter of fiscal 2016.

•

Net loss for the second quarter of fiscal 2017 includes a $1.1 million, non-cash income tax charge related to a change in the valuation allowance against net deferred tax assets and other income of $0.1 million, net of tax, or $0.01 per share (diluted), related to the Merger, which was terminated on July 27, 2017 (as discussed above). Net loss for the second quarter of fiscal 2016 includes other charges of $0.4 million, net of tax, or $0.03 per share (diluted), related to the now terminated Merger and $0.1 million, net of tax, or $0.01 per share (diluted), related to management and organizational changes

•

Adjusted net loss for the second quarter of fiscal 2017 was $1.8 million, or $0.13 per share (diluted), compared to the comparably adjusted net loss for the second quarter of fiscal 2016 of $2.0 million, or $0.14 per share (diluted).

•	Adjusted EBITDA was $4.3 million for the second quarter of fiscal 2017, an increase of 79.1% compared to $2.4 million of Adjusted EBITDA for the second quarter of fiscal 2016.
•

Adjusted EBITDA before other charges was $4.1 million for the second quarter of fiscal 2017, an increase of 25.7% compared to $3.3 million of Adjusted EBITDA before other charges for the second quarter of fiscal 2016.

•	Net sales for the second quarter of fiscal 2017 decreased 7.7% to $98.3 million from $106.5 million for the second quarter of fiscal 2016.
•	Comparable sales for the second quarter of fiscal 2017 decreased 3.4% compared to a comparable sales decrease of 2.7% for the second quarter of fiscal 2016.

First Six Months of Fiscal 2017 Financial Results

•

Net loss for the first six months of fiscal 2017 was $3.9 million, or $0.28 per share (diluted), compared to net income of $1.5 million, or $0.11 per share (diluted), for the first six months of fiscal 2016.

•

Net loss for the first six months of fiscal 2017 includes a $1.5 million, non-cash income tax charge related to a change in the valuation allowance against net deferred tax assets, revenue of $0.5 million, net of tax, or $0.03 per share (diluted), related to a cumulative adjustment for change in accounting principle, and other charges of $0.4 million, net of tax, or $0.03 per share (diluted), related to the now terminated Merger. Net income for the first six months of fiscal 2016 includes other charges of $0.5 million, net of tax, or $0.04 per share (diluted), related to the now terminated Merger and $0.4 million, net of tax, or $0.03 per share (diluted), related to management and organizational changes.

•

Adjusted net loss for the first six months of fiscal 2017 was $2.5 million, or $0.18 per share (diluted), compared to the comparably adjusted net income for the first six months of fiscal 2016 of $2.5 million, or $0.18 per share (diluted).

•	Adjusted EBITDA was $10.5 million for the first six months of fiscal 2017, a decrease of 29.6% compared to $15.0 million of Adjusted EBITDA for the first six months of fiscal 2016.
•

Adjusted EBITDA before other charges and effect of change in accounting principle was $10.4 million for the first six months of fiscal 2017, a decrease of 36.9% compared to $16.5 million of Adjusted EBITDA before other charges for the first six months of fiscal 2016.

•	Net sales for the first six months of fiscal 2017 decreased 11.4% to $204.7 million from $231.0 million for the first six months of fiscal 2016.
•	Comparable sales for the first six months of fiscal 2017 decreased 5.5% compared to a comparable sales decrease of 4.2% for the first six months of fiscal 2016.

Results of Operations

The following table sets forth certain operating data as a percentage of net sales and as a percentage change for the three and six months ended July 29, 2017 and July 30, 2016:

	% of Net Sales (1)				% Change Period to Period Favorable (Unfavorable)
	Three Months Ended		Six Months Ended		Three Months Ended July 29, 2017 vs.	Six Months Ended July 29, 2017 vs.
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016	July 30, 2016	July 30, 2016

Net sales	100.0%	100.0%	100.0%	100.0%	(7.7)%	(11.4)%
Cost of goods sold (2)	47.0	48.5	46.3	47.1	10.6	13.0
Gross profit	53.0	51.5	53.7	52.9	(5.1)	(9.9)
Selling, general and administrative expenses (3)	53.7	53.1	53.0	50.0	6.7	6.0
Store closing, asset impairment and asset disposal expenses	1.1	0.4	1.3	0.5	(153.4)	(151.7)
Other charges, net	(0.2)	0.8	0.3	0.7	119.5	58.2
Operating income (loss)	(1.7)	(2.9)	(0.9)	1.8	45.2	(142.4)
Interest expense, net	1.0	0.9	1.0	0.7	(0.6)	(22.0)
Income (loss) before income taxes	(2.7)	(3.8)	(1.8)	1.1	34.3	(249.7)
Income tax (benefit) provision	0.1	(1.5)	0.1	0.4	(105.9)	80.6
Net income (loss)	(2.8)%	(2.4)%	(1.9)%	0.7%	(10.6)%	(355.6)%

(1)	Components may not add to total due to rounding.
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

	Three Months Ended
	July 29, 2017			July 30, 2016
Retail Locations (1)	Stores	Leased Departments	Total Retail Locations	Stores	Leased Departments	Total Retail Locations

Beginning of period	511	646	1,157	530	957	1,487
Opened	1	2	3	3	2	5
Closed (2)	(5)	(5)	(10)	(7)	(258)	(265)
End of period	507	643	1,150	526	701	1,227

	Six Months Ended
	July 29, 2017			July 30, 2016
Retail Locations (1)	Stores	Leased Departments	Total Retail Locations	Stores	Leased Departments	Total Retail Locations

Beginning of period	515	705	1,220	536	1,279	1,815
Opened	5	2	7	6	3	9
Closed (2)	(13)	(64)	(77)	(16)	(581)	(597)
End of period	507	643	1,150	526	701	1,227

(1)	Excludes international franchised locations and locations where Kohl’s sold our products under an exclusive product and license agreement, which ended in February 2017.
(2)

During the six months ended July 29, 2017 Macy’s completed closure of 59 stores where we had a leased department within the store. During the three and six months ended July 30, 2016 we closed 253 and 475, respectively, leased departments within Sears stores. During the six months ended July 30, 2016, we closed 100 leased departments within Gordmans stores.

	Three Months Ended
	July 29, 2017			July 30, 2016
International Franchised Locations	Stores	Shop-in- Shop Locations	Total International Franchised Locations	Stores	Shop-in- Shop Locations	Total International Franchised Locations

Beginning of period	19	200	219	23	180	203
Opened	—	—	—	1	37	38
Closed	(1)	(8)	(9)	(3)	(1)	(4)
End of period	18	192	210	21	216	237

	Six Months Ended
	July 29, 2017			July 30, 2016
International Franchised Locations	Stores	Shop-in- Shop Locations	Total International Franchised Locations	Stores	Shop-in- Shop Locations	Total International Franchised Locations

Beginning of period	19	194	213	25	168	193
Opened	—	8	8	1	50	51
Closed	(1)	(10)	(11)	(5)	(2)	(7)
End of period	18	192	210	21	216	237

Three Months Ended July 29, 2017 and July 30, 2016

Net Sales.    Our net sales for the second quarter of fiscal 2017 decreased by 7.7%, or $8.2 million, to $98.3 million from $106.5 million for the second quarter of fiscal 2016. Comparable sales for the second quarter of fiscal 2017 decreased 3.4% compared to a comparable sales decrease of 2.7% for the second quarter of fiscal 2016. The decrease in total reported sales for the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016 resulted primarily from the closure of underperforming stores, the decrease in comparable sales, and decreased licensed sales, reflecting the wind down of the Kohl’s relationship. The primary drivers of the comparable sales decrease were decreased store traffic and a decrease in our average selling prices reflecting product mix, partially offset by a 30.2% increase in e-commerce sales.

Gross Profit.    Our gross profit for the second quarter of fiscal 2017 decreased by 5.1%, or approximately $2.7 million, to $52.1 million from $54.8 million for the second quarter of fiscal 2016, and our gross profit as a percentage of net sales (gross margin) for the second quarter of fiscal 2017 was 53.0% compared to 51.5% for the second quarter of fiscal 2016. The decrease in gross profit for the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016 was primarily due to our lower sales volume as a result of the factors discussed above, partially offset by the increased gross margin. The year-over-year increase in gross margin primarily reflects reduced product costs and our exit from former leased department and licensed relationships, which had historically generated lower than average gross margins.

Selling, General and Administrative Expenses.    Our selling, general and administrative expenses for the second quarter of fiscal 2017 decreased by 6.7%, or $3.8 million, to $52.8 million from $56.6 million for the second quarter of fiscal 2016. As a percentage of net sales, selling, general and administrative expenses increased to 53.7% for the second quarter of fiscal 2017 from 53.1% for the second quarter of fiscal 2016. This decrease in expense for the quarter reflects cost reductions resulting from our closure of underperforming stores, the wind down of the Kohl’s and Sears relationships and other headcount reductions, and lower variable incentive compensation, partially offset by higher marketing and advertising expense. The increase in expense percentage for the three-month period reflects the unfavorable leverage from our decreased sales due to the relatively fixed nature of much of our expenses.

Store Closing, Asset Impairment and Asset Disposal Expenses.   Our store closing, asset impairment and asset disposal expenses for the second quarter of fiscal 2017 increased by $0.7 million, to $1.1 million from $0.4 million for the second quarter of fiscal 2016, reflecting higher impairment charges for write-downs of long-lived assets.

Other Charges, Net.    In the second quarter of fiscal 2017 we recognized other income of $0.2 million primarily related to the Merger, which was terminated on July 27, 2017.  Other charges related to the Merger included $0.8 million, primarily for legal and advisory fees, which were offset by the $1.0 million net reimbursement to us under the Termination Agreement for certain costs incurred in connection with the effort to implement the Merger Agreement. In the second quarter of fiscal 2016 we incurred other charges of $0.9 million related to management and organizational changes and the now terminated Merger. Other charges related to management and organizational changes were $0.2 million, primarily for costs to terminate a non-core apparel brand relationship. Other charges related to the Merger were $0.7 million, primarily for legal and advisory fees.

Operating Income (Loss).     We had an operating loss of $1.7 million for the second quarter of fiscal 2017 compared to an operating loss of $3.1 million for the second quarter of fiscal 2016. The $1.4 million decrease in operating loss reflects our 6.7% reduction in selling, general and administrative expenses, partially offset by our lower gross profit as a result of the decline in sales volume.

Interest Expense, Net.    Our net interest expense of $1.0 million for the second quarter of fiscal 2017 was approximately the same as the second quarter of fiscal 2016. During the second quarter of fiscal 2017, interest expense from our new equipment financing arrangement was offset by lower interest cost due to lower average borrowings under our Credit Facility, and reductions in the principal balances due under our Term Loan and our previous equipment note, as compared to the second quarter of fiscal 2016.

Income Tax Provision (Benefit).    For the second quarter of fiscal 2017 our income tax provision was $0.1 million. In the second quarter of fiscal 2017 we recorded a noncash charge of $1.1 million to increase the valuation allowance against substantially all of our deferred tax assets. Excluding the effect of the valuation allowance charge, our effective tax benefit rate for the second quarter of fiscal 2017 was 36.5%. This rate is higher than the statutory federal tax rate of 35% primarily due to state income tax benefits, net of federal expense, partially offset by certain state minimum income taxes and the impact from recognizing tax deficiencies from share-based payment awards as income tax expense rather than in additional paid-in capital, as required by the adoption of ASU No. 2016-09. For the second quarter of fiscal 2016 our effective tax rate was 38.5%. Our effective tax rate was higher than the statutory federal tax rate of 35% primarily due to state income tax benefits, net of federal expense.

Net Income (Loss).    Net loss for the second quarter of fiscal 2017 was $2.8 million, or $0.20 per share (diluted), compared to net loss of $2.5 million, or $0.18 per share (diluted), for the second quarter of fiscal 2016. Net loss for the second quarter of fiscal 2017 includes a $1.1 million non-cash income tax charge related to a change in the valuation allowance against net deferred tax assets and other income of $0.1 million, net of tax, related to the Merger, which was terminated on July 27, 2017. Net loss for the second quarter of fiscal 2016 includes other charges of $0.4 million, net of tax, related to the now terminated Merger and other charges of $0.1 million, net of tax, related to management and organizational changes.

Our average diluted shares outstanding of 13.8 million were slightly higher than the 13.7 million average diluted shares for the second quarter of fiscal 2016. We had higher shares outstanding in the second quarter of fiscal 2017 compared to the second quarter of fiscal 2016 as a result of vesting restricted stock awards.

Following is a reconciliation of net loss and net loss per share (diluted) (“Diluted EPS”) to adjusted net loss and adjusted Diluted EPS for the three months ended July 29, 2017 and July 30, 2016 (in thousands, except per share amounts):

	Three Months Ended
	July 29, 2017			July 30, 2016
	Net Loss	Diluted Shares	Diluted EPS	Net Loss	Diluted Shares	Diluted EPS

As reported	$(2,774)	13,793	$(0.20)	$(2,509)	13,700	$(0.18)
Other charges for proposed business combination	(165)	—		652	—
Other charges for management and organizational changes	(6)	—		223	—
Income tax effect of other charges (1) (2)	64	—		(334)	—
Deferred tax valuation allowance related to cumulative losses	1,073	—		—	—
As adjusted	$(1,808)	13,793	$(0.13)	$(1,968)	13,700	$(0.14)

(1)

For the second quarter of fiscal 2017 income tax effect of other charges includes $62 related to the Merger, which was terminated on July 27, 2017, and $2 related to management and organizational changes, which represent the differences in income tax provision calculated with and without the specified pretax income.

(2)

For the second quarter of fiscal 2016 income tax effect of other charges includes $(249) related to the now terminated Merger and $(85) related to management and organizational changes, which represent the differences in income tax benefit calculated with and without the specified pretax expense.

Following is a reconciliation of net loss to Adjusted EBITDA and Adjusted EBITDA before other charges for the second quarter of fiscal 2017 and 2016 (in thousands):

	Three Months Ended
	July 29, 2017	July 30, 2016

Net loss	$(2,774)	$(2,509)
Add: income tax provision (benefit)	93	(1,570)
Add: interest expense, net	979	973
Operating loss	(1,702)	(3,106)
Add: depreciation and amortization expense	4,427	4,541
Add: loss on impairment of long-lived assets	1,100	322
Add: loss on disposal of assets	22	113
Add: stock-based compensation expense	416	510
Adjusted EBITDA	4,263	2,380
Add: other charges for proposed business combination	(165)	652
Add: other charges for management and organizational changes	(6)	223
Adjusted EBITDA before other charges	$4,092	$3,255

Six Months Ended July 29, 2017 and July 30, 2016

Net Sales.    Our net sales for the six months of fiscal 2017 decreased by 11.4%, or $26.3 million, to $204.7 million from $231.0 million for the first six months of fiscal 2016. Comparable sales for the first six months of fiscal 2017 decreased 5.5% compared to a comparable sales decrease of 4.2% for the first six months of fiscal 2016. The decrease in total reported sales for the first six months of fiscal 2017 compared to the first six months of fiscal 2016 resulted primarily from the decrease in comparable sales, the closure of underperforming stores, and decreased leased department and licensed sales, reflecting the wind down of the Kohl’s, Sears and Gordmans relationships and the closure of Macy’s stores in which we had a leased department within the store, partially offset by recognition of $0.8 million of revenue related to the change in our method of accounting for gift card breakage. The primary drivers of the comparable sales decrease were decreased store traffic and a decrease in our average selling prices reflecting both product mix and promotional activity.

Gross Profit.    Our gross profit for the first six months of fiscal 2017 decreased by 9.9%, or $12.1 million, to $110.0 million from $122.1 million for the first six months of fiscal 2016, and our gross margin for the first six months of fiscal 2017 was 53.7% compared to 52.9% for the first six months of fiscal 2016. The decrease in gross profit for the first six months of fiscal 2017 compared to the first six months of fiscal 2016 was primarily due to our lower sales volume as a result of the factors discussed above, partially offset by the increased gross margin. The year-over-year increase in gross margin primarily reflects reduced product costs and our exit from former leased department and licensed relationships, which had historically generated lower than average gross margins.

Selling, General and Administrative Expenses.    Our selling, general and administrative expenses for the first six months of fiscal 2017 decreased by 6.0%, or $6.9 million, to $108.5 million from $115.4 million for the first six months of fiscal 2016. As a percentage of net sales, selling, general and administrative expenses increased to 53.0% for the first six months of fiscal 2017 from 50.0% for the first six months of fiscal 2016. This decrease in expense for the quarter reflects cost reductions resulting from our closure of underperforming stores, the wind down of the Kohl’s, Sears and Gordmans relationships and other headcount reductions, and lower variable incentive compensation, partially offset by higher marketing and advertising expense. The increase in expense percentage for the six-month period reflects the unfavorable leverage from our decreased sales due to the relatively fixed nature of much of our expenses.

Store Closing, Asset Impairment and Asset Disposal Expenses.     Our store closing, asset impairment and asset disposal expenses for the first six months of fiscal 2017 increased by $1.6 million, to $2.6 million from $1.0 million for the first six months of fiscal 2017, reflecting higher impairment charges for write-downs of long-lived assets.

Other Charges, Net.    In the first six months of fiscal 2017 we incurred other charges of $0.6 million primarily related to the now terminated Merger. Other charges related to the Merger included $1.6 million, primarily for legal and advisory fees, which were partially offset by the $1.0 million net reimbursement to us under the Termination Agreement for certain costs incurred in connection with the effort to implement the Merger Agreement. In the first six months of fiscal 2016 we incurred other charges of $1.5 million primarily related to management and organizational changes and the now terminated Merger. Other charges related to management and organizational changes were approximately $0.6 million, primarily for costs to terminate non-core apparel brand relationships, and to a lesser extent, severance and other benefits. Other charges related to the Merger were $0.9 million, primarily for legal and advisory fees.

Operating Income (Loss).    We had an operating loss of $1.7 million for the first six months of fiscal 2017 compared to operating income of $4.1 million for the first six months of fiscal 2016. The approximately $5.8 million increase in operating loss reflects our lower gross profit as a result of the decline in sales volume, partially offset by our 6.0% reduction in selling, general and administrative expenses.

Interest Expense, Net.    Our net interest expense for the first six months of fiscal 2017 increased to $2.0 million from $1.6 million for the first six months of fiscal 2016. This increase was due to our higher effective borrowing rate and timing related to our first quarter of fiscal 2016 debt refinancing, and to a lesser extent interest expense from our new equipment financing arrangement, partially offset by lower average borrowings under our Credit Facility and reductions in the principal balance due under our Term Loan and our previous equipment note during the first six months of fiscal 2017 as compared to the first six months of fiscal 2016

Income Tax Provision (Benefit).    For the first six months of fiscal 2017 our income tax provision was $0.2 million. In the first six months of fiscal 2017 we recorded a noncash charge of $1.5 million to increase the valuation allowance against substantially all of our deferred tax assets. Excluding the effect of the valuation allowance charge, our effective tax benefit rate for the first six months of fiscal 2017 was 35.1%. This rate is slightly higher than the statutory federal tax rate of 35% due to state income tax benefits, net of federal expense, offset by certain state minimum income taxes and the impact from recognizing tax deficiencies from share-based payment awards as income tax expense rather than in additional paid-in capital, as required by the adoption of ASU No. 2016-09. For the first six months of fiscal 2016 our effective tax rate was 38.5%. Our effective tax rate was higher than the statutory federal tax rate of 35% primarily due to state income tax benefits, net of federal expense.

Net Income (Loss).    Net loss for the first six months of fiscal 2017 was $3.9 million, or $0.28 per share (diluted), compared to net income of $1.5 million, or $0.11 per share (diluted), for the first six months of fiscal 2016. Net loss for the first six months of fiscal 2017 includes a $1.5 million non-cash income tax charge related to a change in the valuation allowance against net deferred tax assets, revenue of $0.5 million, net of tax, related to a cumulative adjustment for the effect of a change in accounting principle, and other charges of $0.4 million, net of tax, related to the now terminated Merger. Net income for the first six months of fiscal 2016 includes other charges of $0.5 million, net of tax, related to the now terminated Merger and other charges of $0.4 million, net of tax, related to management and organizational changes.

Our average diluted shares outstanding of 13.8 million were slightly higher than the 13.7 million average diluted shares for the first six months of fiscal 2016. We had higher shares outstanding in the first six months of fiscal 2017 compared to the first six months months of fiscal 2016 as a result of vesting restricted stock awards.

Following is a reconciliation of net income (loss) and Diluted EPS to adjusted net income (loss) and adjusted Diluted EPS for the six months ended July 29, 2017 and July 30, 2016 (in thousands, except per share amounts):

	Six Months Ended
	July 29, 2017			July 30, 2016
	Net Loss	Diluted Shares	Diluted EPS	Net Income	Diluted Shares	Diluted EPS

As reported	$(3,916)	13,771	$(0.28)	$1,532	13,697	$0.11
Other charges for proposed business combination	649	—		873	—
Other charges for management and organizational changes	(3)	—		671	—
Income tax effect of other charges (1) (2)	(242)	—		(590)	—
Effect of change in accounting principle	(764)	—		—	—
Income tax effect of change in accounting principle (3)	284	—		—	—
Deferred tax valuation allowance related to cumulative losses	1,497	—		—	—
As adjusted	$(2,495)	13,771	$(0.18)	$2,486	13,697	$0.18

(1)

For the first six months of fiscal 2017 income tax effect of other charges includes $(243) related to the Merger, which was terminated on July 27, 2017, and $1 related to management and organizational changes, which represent the differences in income tax provision calculated with and without the specified pretax amounts.

(2)

For the six months ended July 30, 2016 income tax effect of other charges includes $(334) related to the now terminated Merger and $(256) related to management and organizational changes, which represent the differences in income tax provision calculated with and without the specified pretax expense.

(3)	For the first six months of fiscal 2017 income tax effect of change in accounting principle represents the difference in income tax provision calculated with and without the specified pretax income.

Following is a reconciliation of net income (loss) to Adjusted EBITDA and Adjusted EBITDA before other charges and effect of change in accounting principle for the six months ended July 29, 2017 and July 30, 2016 (in thousands):

	Six Months Ended
	July 29, 2017	July 30, 2016

Net income (loss)	$(3,916)	$1,532
Add: income tax provision	186	959
Add: interest expense, net	1,983	1,625
Operating income (loss)	(1,747)	4,116
Add: depreciation and amortization expense	8,888	8,927
Add: loss on impairment of long-lived assets	2,446	733
Add: loss on disposal of assets	116	215
Add: stock-based compensation expense	830	968
Adjusted EBITDA	10,533	14,959
Add: other charges for proposed business combination	649	873
Add: other charges for management and organizational changes	(3)	671
Less: effect of change in accounting principle	(764)	—
Adjusted EBITDA before other charges and effect of change in accounting principle	$10,415	$16,503

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

Cash and cash equivalents decreased by $0.6 million during the first six months of fiscal 2017 compared to an increase of $0.6 million for the first six months of fiscal 2016.

Cash provided by operations was $8.2 million for the first six months of fiscal 2017, an increase of $2.9 million from the $5.3 million in cash provided by operations for the first six months of fiscal 2016. This increase in cash provided by operations compared to the prior year primarily reflects the effect of net working capital and other asset/liability changes that used $2.2 million of cash in the first six months of fiscal 2017 compared to $9.0 million of cash used in the first six months of fiscal 2016, partially offset by our net loss in the first six months of fiscal 2017 compared to net income in the first six months of fiscal 2016, net of the change in non-cash adjustments. The $6.8 million year-over-year decrease in use of cash from net working capital and other asset/liability changes was primarily the result of 1) a smaller year-over-year decrease in accounts payable and accrued expenses in the first six months of fiscal 2017 compared to the first six months of fiscal 2016 reflecting timing of vendor and payroll related payments ($11.1 million) and 2) a decrease in prepaid expenses and other current assets in the first six months of fiscal 2017 compared to an increase in the first six months of fiscal 2016 primarily reflecting receipt of a $4.5 million federal income tax refund in the first quarter of fiscal 2017 less partial offsets from increases in other miscellaneous receivables, including the $1.0 million Merger cost reimbursement received early in the third quarter of fiscal 2017, partially offset by small increases in trade receivables and inventories in the first six months of fiscal 2017 as compared to decreases in the first six months of fiscal 2016 that reflect working capital reductions in fiscal 2016 related to the winddown of certain business relationships. Our working capital changes, quarterly net income (loss) and cash flow adjustments may fluctuate significantly and net cash provided by or used in operating activities for any interim period is not necessarily indicative of the results that may be achieved for a full fiscal year.

During the first six months of fiscal 2017 $3.4 million of proceeds from an equipment financing transaction were used to prepay a portion of our Term Loan.  Additionally, cash from operations was used to provide cash for capital expenditures, and the regular periodic payments on our Term Loan and capital equipment loans. For the first six months of fiscal 2017 we spent $3.6 million on capital expenditures, including $2.9 million for leasehold improvements, fixtures and equipment for new store facilities, as well as improvements to existing stores, and $0.7 million for our information systems. We expect to use borrowings under our Credit Facility to fund a portion of our capital requirements from time to time during the remainder of fiscal 2017.

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

On March 25, 2016 we entered into a Term Loan Agreement for a $32.0 million Term Loan due March 25, 2021, the proceeds of which were received on March 25, 2016 and were used to repay a portion of the outstanding indebtedness under our existing Credit Facility. The interest rate on the Term Loan is equal to a LIBOR rate (with a 1.00% LIBOR floor) plus 7.50%. We are required to make minimum repayments of the principal amount of the Term Loan in quarterly installments of $0.8 million each, with the remaining outstanding balance payable on the maturity date. Additionally, the Term Loan can be prepaid at our option subject to certain restrictions, in part or in whole at any time, subject to the payment of a prepayment premium as follows: 1) 3% on or prior to the first anniversary of the closing date, 2) 2% from the first anniversary to the second anniversary of the closing date, and 3) 1% after the second anniversary but on or prior to the third anniversary of the closing date.

Effective December 19, 2016 our Term Loan lenders consented to the Merger and the Term Loan Agreement was amended to change the definition of Consolidated EBITDA (see below) to allow us to add back certain transaction costs relating to the Merger and to modify the financial covenant limiting capital expenditures (see below). Effective April 7, 2017 the Term Loan Agreement was further amended to allow us to enter into certain equipment financing arrangements, on the condition that a portion of the proceeds of such financing be applied as a prepayment of the Term Loan. The April 7, 2017 Term Loan Agreement amendment also provided for an additional reserve of $5.0 million against availability under our Credit Facility that will be reduced dollar for dollar for prepayments of the Term Loan in accordance with the amendment (see below) and eliminated the covenant requiring maintenance of a minimum level of Consolidated EBITDA (see below). On June 6, 2017 $3.4 million of proceeds from an equipment financing transaction (see below) were used to prepay a portion of our Term Loan and to reduce the required additional reserve to $1.6 million. Under the Term Loan Agreement, as amended on April 7, 2017, we are required to maintain Excess Availability (as defined in the related Credit Facility agreement) equal to the greater of 10% of the Combined Loan Cap (as defined in the related Credit Facility agreement) or $10.0 million. Prior to the April 7, 2017 Term Loan Agreement amendment, we were required to maintain specified levels of quarterly Consolidated EBITDA (as defined in the related Term Loan Agreement). For all periods prior to the elimination of the Consolidated EBITDA covenant, our Consolidated EBITDA exceeded the Consolidated EBITDA requirements under the Term Loan Agreement. The April 7, 2017 Term Loan Agreement amendment prohibits us from making capital expenditures (net of tenant allowances) in excess of a specified amount in any period of four fiscal quarters (subject to carryforward of 50% of any underutilization). The limitation on capital expenditures ranges from $16.0 million for the four fiscal quarters ended on January 28, 2017 to $10.5 million for the four fiscal quarters ending on February 3, 2018, and increases to $17.0 million for the four fiscal quarters ending on May 5, 2018 and thereafter. For the four fiscal quarters ended on July 29, 2017 our net capital expenditures did not exceed the $13.3 million limit. The Term Loan Agreement also prohibits the payment of dividends or share repurchases by us for three years. The Term Loan is secured by a security interest in substantially all of our assets, including accounts receivable, inventory, equipment, letter of credit rights, cash, intellectual property and other intangibles, and certain other assets. The security interest granted to the Term Lenders is, in certain respects, subordinate to the security interest granted to the Credit Facility Lender.

After completion of our debt refinancing on March 25, 2016 we have a $70.0 million Credit Facility, which was amended and restated in connection with the issuance of our $32.0 million Term Loan. Previously the Credit Facility was $76.0 million and consisted of two tranches: 1) a senior secured revolving credit and letter of credit facility of up to $70.0 million (“Tranche A”) and 2) a senior secured first-in, last-out revolving credit facility of up to $6.0 million (“Tranche A-1”). On March 25, 2016 proceeds from the Term Loan were used to repay a portion of the outstanding indebtedness under the Credit Facility, including repayment of the entire balance outstanding under Tranche A-1, which was then terminated. In connection with the Term Loan financing the maturity date of the Credit Facility was extended from August 25, 2020 to March 25, 2021. Proceeds from advances under the Credit Facility, with certain restrictions, may be used to provide financing for working capital, letters of credit, capital expenditures and other general corporate purposes. Effective April 7, 2017 the Credit Facility was further amended to allow us to enter into certain equipment financing arrangements, on the condition that a portion of the proceeds of such financing be applied as a prepayment of our Term Loan (see above). The amendment also provided for an additional reserve of $5.0 million against availability under the Credit Facility that will be reduced dollar for dollar for prepayments of the Term Loan in accordance with the amendment. On June 6, 2017 $3.4 million of proceeds from an equipment financing transaction (see above) were used to prepay a portion of our Term Loan and to reduce the required additional reserve to $1.6 million. Under the Credit Facility, we are required to maintain minimum Excess Availability (as defined in the related Credit Facility agreement) equal to the greater of 10% of the Combined Loan Cap (as defined in the Credit Facility agreement) or $10.0 million. The Credit Facility is secured by a security interest in our trade receivables, inventory, letter of credit rights, cash, intangibles and certain other assets.

As of July 29, 2017 we had $4.2 million of borrowings under the Credit Facility and $5.8 million in letters of credit, with $14.9 million of availability under our Credit Facility based on our Borrowing Base formula and availability reserve requirements. As of July 30, 2016 we had $1.7 million of borrowings under the Credit Facility and $6.2 million in letters of credit, with $34.5 million of availability under our Credit Facility based on our Borrowing Base formula and minimum Excess Availability requirement. For the first six months of fiscal 2017 and 2016 Tranche A borrowings had a weighted interest rate of 3.31% and 2.54% per annum, respectively. For the first six months of fiscal 2016 Tranche A-1 borrowings had a weighted interest rate of 3.43% per annum. During the first six months of fiscal 2017 and 2016 our average level of direct borrowings was $8.5 and $15.0 million, respectively, and our maximum borrowings at any time were $15.7 million and $42.7 million, respectively.

As of July 29, 2017 there was $7.8 million outstanding under a five-year equipment financing arrangement with our Credit Facility bank. The equipment note bears annual interest at 3.38%, with payments of $0.3 million (including interest) due monthly through December 2019. The equipment note is collateralized by substantially all of the material handling equipment at our distribution facility in Florence, New Jersey.

On June 6, 2017 we received $3.4 million in proceeds from a three-year financing arrangement in the form of a sale and leaseback for certain furniture, fixtures and software. Monthly payments under the leaseback arrangement are $123 thousand for the first 24 months and $48 thousand for months 25 to 36. At the end of the leaseback term, we have the option to extend the financing arrangement for an additional year or to repurchase the financed property for a price to be agreed. All of the proceeds from the transaction were used to prepay a portion of our Term Loan. As of July 29, 2017 there was $3.0 million principal outstanding under the financing arrangement.

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

Based on our current operating plan, our management believes that our current cash and working capital positions, expected operating cash flows and available borrowing capacity will be sufficient to fund our cash requirements for working capital and capital expenditures for at least the next 12 months. We have based this belief on assumptions (which include a positive sustained turn in comparable sales as well as significant expense savings) that we believe are reasonable but may not be realized due to a variety of factors including lower than anticipated net sales or gross margins, higher than expected expenses, a failure to actualize these assumptions, continued or declining levels of economic or retail industry conditions, or other events, including those factors discussed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended January 28, 2017. As a result, we could use our available capital resources sooner than we currently expect. Furthermore, our operating plan may change and we may need additional funds sooner than planned. If we are unable to obtain needed funds from the aforementioned sources, we will likely need to seek other sources of financing as well as defer, reduce or eliminate planned expenditures, which would impair our growth prospects and could otherwise negatively impact our business.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. These generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our consolidated financial statements and the reported amounts of net sales and expenses during the reporting period. Our critical accounting policies are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended January 28, 2017. Other than as noted below, as of July 29, 2017 there were no material changes in, or additions to, our critical accounting policies or in the assumptions or estimates we used to prepare the financial information appearing in this report.

We sell gift cards to our customers in our retail stores, through our websites and through select third parties. The portion of gift cards sold to customers which are never redeemed is commonly referred to as gift card breakage. Prior to fiscal 2017 we recognized revenue from gift card breakage after we determined that any legal obligation to report and remit the value associated with abandoned property had been satisfied. We have accumulated a significant amount of historical data from our past gift card transactions, allowing us to reasonably and objectively determine the pattern of gift card redemptions and a related estimated gift card breakage rate. In the first quarter of fiscal 2017 we elected to record revenue from gift card breakage over the period of, and in proportion to, the actual redemptions of gift cards based on our historical breakage. We believe this method is preferable as it better reflects the gift card earnings process resulting in the recognition of gift card breakage income over the period of gift card redemptions (i.e., over the performance period). We will continue to review historical gift card redemption information to assess the reasonableness of patterns of redemption and projected gift card breakage rates.

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

Proposed

In May 2017 the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. ASU No. 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU No. 2017-09 is effective for financial statements issued for annual reporting periods beginning after December 15, 2017 and interim periods within those years. Earlier application is permitted. The impact from adoption of the new requirements of ASU No. 2017-09 on our consolidated financial position or results of operations has not yet been determined.

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

As of July 29, 2017 we had cash and cash equivalents of $2.2 million. Our cash equivalents consist of investments in money market funds that bear interest at variable rates. A change in market interest rates earned on our investments impacts the interest income and cash flows, but does not materially impact the fair market value of the financial instruments. Due to the low balance, average maturity and conservative nature of our investment portfolio, we believe a sudden change in interest rates would not have a material effect on the value of our investment portfolio. The impact on our future interest income resulting from changes in investment yields will depend largely on the gross amount of our investment portfolio at that time. However, based upon the conservative nature of our investment portfolio and current experience, we do not believe a decrease in investment yields would have a material negative effect on our interest income.

As of July 29, 2017 the components of our debt portfolio were the $25.4 million Term Loan, the $7.8 million and $3.0 million equipment notes, and the $70.0 million Credit Facility. Each of the components of our debt portfolio are denominated in United States dollars. The fair value of the debt portfolio is referred to as the “debt value.” The equipment notes bear interest at a weighted fixed rate of 6.06%. Although a change in market interest rates would not affect the interest incurred or cash flow related to this fixed rate portion of the debt portfolio, the debt value would be affected.

The Term Loan carries a variable interest rate that is tied to market indices with a minimum annual rate of 8.73%. The sensitivity analysis as it relates to this portion of our debt portfolio assumes an instantaneous 100 basis point move in interest rates above and below the minimum threshold, with all other variables held constant. The debt value of the Term Loan is approximately $25.4 million. A 100 basis point increase in market interest rates above the minimum threshold would result in additional annual interest expense on the Term Loan of approximately $0.3 million. A 100 basis point decline in market interest rates below the minimum threshold would have no effect on our annual interest expense on the Term Loan.

Our Credit Facility has variable interest rates that are tied to market indices. As of July 29, 2017 we had $4.2 million of direct borrowings and $5.8 million of letters of credit outstanding under our Credit Facility. As of July 29, 2017 Tranche A borrowings under the Credit Facility would have resulted in interest at a rate between 2.73% and 4.75% per annum. Interest on any future borrowings under the Credit Facility would, to the extent of outstanding borrowings, be affected by changes in market interest rates. A change in market interest rates on the variable rate portion of our debt portfolio would impact the interest expense incurred and cash flows.

The sensitivity analysis as it relates to the fixed rate portion of our debt portfolio assumes an instantaneous 100 basis point move in interest rates from their levels as of July 29, 2017, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the value of the debt by approximately $0.1 million as of July 29, 2017. A 100 basis point decline in market interest rates would cause the debt value to increase by approximately $0.1 million as of July 29, 2017.

Other than as described above, we do not believe that the market risk exposure on other financial instruments is material.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to our management on a timely basis to allow decisions regarding required disclosure. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of July 29, 2017. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of July 29, 2017 these controls and procedures were effective.

Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the fiscal quarter ended July 29, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table provides information about purchases by us during the three month period April 30, 2017 to July 29, 2017 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2)

April 30 to May 27, 2017	546	$3.89	—	—
May 28 to July 1, 2017	—	—	—	—
July 2 to July 29, 2017	—	—	—	—
Total	546	$3.89	—	—

(1)	Represents shares reacquired directly from certain employees to satisfy income tax withholding obligations for such employees in connection with restricted stock awards that vested during the period.
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

*10.1

Termination Agreement dated July 27, 2017, by and among Orchestra Prémaman, S.A., US OP Corporation, the Company, Yeled Invest S. à. r. l., and Orchestra Prémaman USA Inc. (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 27, 2017)

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

Destination Maternity Corporation

Date: September 7, 2017	By:	/s/ Anthony M. Romano
Anthony M. Romano
Chief Executive Officer & President

Date: September 7, 2017	By:	/s/ David Stern
David Stern
Executive Vice President & Chief Financial Officer

INDEX OF EXHIBITS FILED WITH

FORM 10-Q OF DESTINATION MATERNITY CORPORATION

FOR THE QUARTER ENDED JULY 29, 2017

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