Form 10-Q
period 2017-10-28
Destination Maternity Corp
filed 2017-12-07
CIK 896985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 28, 2017

or

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

Common Stock, $.01 par value — 14,609,385 shares outstanding as of December 1, 2017

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	October 28, 2017	January 28, 2017

ASSETS
Current assets:
Cash and cash equivalents	$2,217	$2,859
Trade receivables, net	6,901	5,683
Inventories	73,936	69,040
Prepaid expenses and other current assets	6,420	9,464
Total current assets	89,474	87,046
Property and equipment, net of accumulated depreciation and amortization of $99,865 and $97,461	72,232	83,029
Other assets:
Deferred line of credit financing costs, net of accumulated amortization of $800 and $717	380	456
Other intangible assets, net of accumulated amortization of $884 and $810	1,011	1,092
Deferred income taxes	2,155	3,251
Other non-current assets	1,172	1,113
Total other assets	4,718	5,912
Total assets	$166,424	$175,987

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit borrowings	$8,200	$4,600
Current portion of long-term debt	8,173	6,948
Accounts payable	18,121	17,656
Accrued expenses and other current liabilities	33,242	31,359
Total current liabilities	67,736	60,563
Long-term debt	25,190	31,485
Deferred rent and other non-current liabilities	22,957	22,789
Total liabilities	115,883	114,837
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, 1,656,381 shares authorized:
Series B junior participating preferred stock, $.01 par value; 300,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value; 20,000,000 shares authorized, 14,610,827 and 14,010,417 shares issued and outstanding	146	140
Additional paid-in capital	106,582	105,775
Accumulated deficit	(56,117)	(44,693)
Accumulated other comprehensive loss	(70)	(72)
Total stockholders’ equity	50,541	61,150
Total liabilities and stockholders’ equity	$166,424	$175,987

The accompanying notes are an integral part of these consolidated financial statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016

Net sales	$96,354	$102,582	$301,060	$333,541
Cost of goods sold	45,453	48,294	140,167	157,151
Gross profit	50,901	54,288	160,893	176,390
Selling, general and administrative expenses	53,234	54,573	161,689	169,967
Store closing, asset impairment and asset disposal expenses	1,011	724	3,649	1,772
Other charges, net	3,100	459	3,746	2,003
Operating income (loss)	(6,444)	(1,468)	(8,191)	2,648
Interest expense, net	1,006	981	2,989	2,606
Income (loss) before income taxes	(7,450)	(2,449)	(11,180)	42
Income tax provision (benefit)	73	(943)	259	16
Net income (loss)	$(7,523)	$(1,506)	$(11,439)	$26
Net income (loss) per share— Basic	$(0.55)	$(0.11)	$(0.83)	$0.00
Average shares outstanding— Basic	13,800	13,702	13,777	13,696
Net income (loss) per share— Diluted	$(0.55)	$(0.11)	$(0.83)	$0.00
Average shares outstanding— Diluted	13,800	13,702	13,777	13,705

The accompanying notes are an integral part of these consolidated financial statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016

Net income (loss)	$(7,523)	$(1,506)	$(11,439)	$26
Foreign currency translation adjustments	—	—	2	1
Comprehensive income (loss)	$(7,523)	$(1,506)	$(11,437)	$27

The accompanying notes are an integral part of these consolidated financial statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

Balance as of January 28, 2017	14,010	$140	$105,775	$(44,693)	$(72)	$61,150
Net loss	—	—	—	(11,439)	—	(11,439)
Foreign currency translation adjustments	—	—	—	—	2	2
Dividends forfeited	—	—	—	15	—	15
Stock-based compensation	616	6	852	—	—	858
Repurchase and retirement of common stock	(15)	—	(45)	—	—	(45)
Balance as of October 28, 2017	14,611	$146	$106,582	$(56,117)	$(70)	$50,541

Balance as of January 30, 2016	13,825	$138	$104,784	$(11,951)	$(73)	$92,898
Net income	—	—	—	26	—	26
Foreign currency translation adjustments	—	—	—	—	1	1
Dividends forfeited	—	—	—	17	—	17
Stock-based compensation	194	2	1,271	—	—	1,273
Exercise of stock options, net	1	—	3	—	—	3
Tax benefit shortfall from stock options and restricted stock	—	—	(604)	—	—	(604)
Repurchase and retirement of common stock	(3)	—	(21)	—	—	(21)
Balance as of October 29, 2016	14,017	$140	$105,433	$(11,908)	$(72)	$93,593

The accompanying notes are an integral part of these consolidated financial statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	October 28, 2017	October 29, 2016

Operating Activities
Net income (loss)	$(11,439)	$26
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	13,259	13,583
Stock-based compensation expense	858	1,273
Loss on impairment of long-lived assets	3,267	1,406
Loss on disposal of assets	283	289
Grow NJ award benefit	1,096	1,138
Deferred income tax benefit	—	(463)
Amortization of deferred financing costs	375	231
Changes in assets and liabilities:
Decrease (increase) in:
Trade receivables	(1,218)	1,713
Inventories	(4,896)	(1,023)
Prepaid expenses and other current assets	3,110	(394)
Other non-current assets	(59)	1
Increase (decrease) in:
Accounts payable, accrued expenses and other current liabilities	2,474	(12,185)
Deferred rent and other non-current liabilities	23	(569)
Net cash provided by operating activities	7,133	5,026
Investing Activities
Capital expenditures	(5,484)	(9,616)
Proceeds from sale of property and equipment	—	2
Additions to intangible assets	(18)	(72)
Net cash used in investing activities	(5,502)	(9,686)
Financing Activities
Decrease in cash overdraft	(461)	(544)
Increase (decrease) in line of credit borrowings	3,600	(21,900)
Proceeds from long-term debt	3,401	32,000
Repayment of long-term debt	(8,493)	(2,964)
Deferred financing costs paid	(277)	(1,275)
Withholding taxes on stock-based compensation paid in connection with repurchase of common stock	(45)	(21)
Proceeds from exercise of stock options	—	3
Net cash (used in) provided by financing activities	(2,275)	5,299
Effect of exchange rate changes on cash and cash equivalents	2	1
Net (Decrease) Increase in Cash and Cash Equivalents	(642)	640
Cash and Cash Equivalents, Beginning of Period	2,859	2,116
Cash and Cash Equivalents, End of Period	$2,217	$2,756
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$2,640	$2,140
Cash (received) paid for income taxes	$(4,240)	$252

The accompanying notes are an integral part of these consolidated financial statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements for the three and nine months ended October 28, 2017 and October 29, 2016 have been prepared in accordance with the requirements for Form 10-Q and Article 10 of Regulation S-X, and accordingly, certain information and footnote disclosures have been condensed or omitted. See the Company’s Annual Report on Form 10-K as of and for the year ended January 28, 2017 for Destination Maternity Corporation and subsidiaries (the “Company” or “Destination Maternity”) as filed with the Securities and Exchange Commission (“SEC”) for additional disclosures including a summary of the Company’s accounting policies.

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

The following tables summarize the Basic EPS and Diluted EPS calculations (in thousands, except per share amounts):

	Three Months Ended
	October 28, 2017			October 29, 2016
	Net Loss	Shares	EPS	Net Loss	Shares	EPS

Basic and Diluted EPS	$(7,523)	13,800	$(0.55)	$(1,506)	13,702	$(0.11)

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

	Nine Months Ended
	October 28, 2017			October 29, 2016
	Net Loss	Shares	EPS	Net Income	Shares	EPS

Basic EPS	$(11,439)	13,777	$(0.83)	$26	13,696	$0.00
Incremental shares from the assumed exercise of outstanding stock options	—	—		—	—
Incremental shares from the assumed lapse of restrictions on restricted stock and deferred stock unit awards	—	—		—	9
Diluted EPS	$(11,439)	13,777	$(0.83)	$26	13,705	$0.00

In addition to performance-based RSUs, for the nine months ended October 29, 2016 stock options and unvested restricted stock totaling approximately 1,063,000 shares were excluded from the calculation of Diluted EPS as their effect would have been antidilutive. Stock options, unvested restricted stock and unvested deferred stock units totaling approximately 1,604,000 and 1,270,000 shares of the Company’s common stock were outstanding as of October 28, 2017 and October 29, 2016, respectively, but were not included in the computation of Diluted EPS for the three and nine months ended October 28, 2017 and for the three months ended October 29, 2016 due to the Company’s net loss. Had the Company reported a profit for the three and nine months ended October 28, 2017 and for the three months ended October 29, 2016 the weighted average number of dilutive shares outstanding for computation of Diluted EPS would have been approximately 13,811,000, 13,797,000 and 13,721,000 shares, respectively.

During the nine months ended October 28, 2017 and October 29, 2016 $15,000 and $17,000, respectively, of previously declared and undistributed dividends, for which payment was subject to completion of service requirements under restricted stock awards, were forfeited back to the Company in connection with the cancellation of the awards.

3.	TRADE RECEIVABLES

Trade receivables are recorded based on revenue recognized for sales of the Company’s merchandise and for other revenue earned by the Company through its marketing partnership programs and international franchise agreements, and are non-interest bearing. The Company evaluates the collectability of trade receivables based on a combination of factors, including aging of trade receivables, write-off experience, analysis of historical trends and expectations of future performance. An allowance for doubtful accounts is recorded for the amount of trade receivables that are considered unlikely to be collected. When the Company’s collection efforts are unsuccessful, uncollectible trade receivables are charged against the allowance for doubtful accounts. As of October 28, 2017 and January 28, 2017 the Company’s trade receivables were net of allowance for doubtful accounts of $166,000 and $163,000, respectively.

4.	INVENTORIES

Inventories were comprised of the following (in thousands):

	October 28, 2017	January 28, 2017

Finished goods	$73,347	$68,346
Work-in-progress	237	212
Raw materials	352	482
	$73,936	$69,040

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

5.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities were comprised of the following (in thousands):

	October 28, 2017	January 28, 2017

Employee compensation and benefits	$8,198	$6,754
Insurance, primarily self-insurance reserves	5,539	5,421
Deferred rent	3,279	3,507
Gift certificates and store credits	2,675	4,305
Sales and use taxes	2,492	2,591
Product return reserve	2,264	1,615
Accounting and legal	1,192	1,276
Accrued property and equipment additions	653	316
Income taxes payable	319	12
Other	6,631	5,562
	$33,242	$31,359

6.	LINE OF CREDIT

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

As of October 28, 2017 the Company had $8,200,000 in outstanding borrowings under the Credit Facility and $7,327,000 in letters of credit, with $12,531,000 of availability under the Credit Facility based on the Company’s Borrowing Base formula and availability reserve requirements. As of October 29, 2016 the Company had $6,500,000 in outstanding borrowings under the Credit

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Facility and $5,827,000 in letters of credit, with $31,717,000 of availability under the Credit Facility based on the Company’s Borrowing Base formula and minimum Excess Availability requirement. For the three months ended October 28, 2017 and October 29, 2016 Tranche A borrowings had a weighted interest rate of 3.87% and 4.00%, respectively, per annum. For the nine months ended October 28, 2017 and October 29, 2016 Tranche A borrowings had a weighted interest rate of 3.51% and 2.83%, respectively, per annum. For the nine months ended October 29, 2016 Tranche A-1 borrowings had a weighted interest rate of 3.43% per annum. During the nine months ended October 28, 2017 and October 29, 2016 the Company’s average level of direct borrowings under the Credit Facility was $8,707,000 and $12,150,000, respectively, and the Company’s maximum borrowings at any time were $15,700,000 and $42,700,000, respectively.

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

The Term Loan is secured by a security interest in substantially all of the assets of the Company, including accounts receivable, inventory, equipment, letter of credit rights, cash, intellectual property and other intangibles, and certain other assets. The security interest granted to the Term Lenders is, in certain respects, subordinate to the security interest granted to the Credit Facility Lender. The Term Loan Agreement prohibits the payment of dividends or share repurchases by the Company for three years and imposes certain restrictions on the Company's ability to, among other things, incur additional indebtedness and enter into other various types of transactions. The Term Loan Agreement, as amended on April 7, 2017, requires the Company to maintain Excess Availability (as defined in the related Credit Facility agreement) equal to the greater of 10% of the Combined Loan Cap (as defined in the related Credit Facility agreement) or $10,000,000. Prior to the April 7, 2017 Term Loan Agreement amendment, the Company was required to maintain specified levels of quarterly Consolidated EBITDA (as defined in the related Term Loan Agreement). For all periods prior to the elimination of the Consolidated EBITDA covenant, the Company’s Consolidated EBITDA exceeded the Consolidated EBITDA requirements under the Term Loan Agreement. The December 19, 2016 Term Loan Agreement amendment prohibits the Company from making capital expenditures (net of tenant allowances) in excess of a specified amount in any period of four fiscal quarters (subject to carryforward of 50% of any underutilization). The limitation on capital expenditures ranges from $16,000,000 for the four fiscal quarters ended on January 28, 2017 to $10,500,000 for the four fiscal quarters ending on February 3, 2018, and increases to $17,000,000 for the four fiscal quarters ending on May 5, 2018 and thereafter. For the four fiscal quarters ended on October 28, 2017 the Company’s net capital expenditures did not exceed the $13,000,000 limit. Any amounts outstanding under the Term Loan may be accelerated and become due and payable immediately upon an event of default and expiration of any applicable cure period. In connection with the execution of the Term Loan Agreement and subsequent amendments, the Company incurred deferred financing costs of $1,527,000. These deferred financing costs are reflected as a direct deduction from the Term Loan liability in the consolidated balance sheet and are being amortized over the term of the Term Loan Agreement and included in “interest expense, net” in the consolidated statements of operations.

As of October 28, 2017 and January 28, 2017 there was $24,599,000 and $30,400,000, respectively, of principal outstanding under the Term Loan.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

As of October 28, 2017 and January 28, 2017 there was $7,064,000 and $9,302,000, respectively, of principal outstanding under a five-year equipment financing arrangement with the Company’s Credit Facility bank. The equipment note bears annual interest at 3.38%, with payments of $272,000 (including interest) due monthly through December 2019. The equipment note is collateralized by substantially all of the material handling equipment at the Company’s distribution facility in Florence, New Jersey. Any amounts outstanding under the equipment note may be accelerated and become due and payable immediately upon an event of default and expiration of any applicable cure period.

On June 6, 2017 the Company received $3,401,000 in proceeds from a three-year financing arrangement in the form of a sale and leaseback for certain furniture, fixtures and software. Monthly payments under the leaseback arrangement are $123,000 for the first 24 months and $48,000 for months 25 to 36. At the end of the leaseback term, the Company has the option to extend the financing arrangement for an additional year or to repurchase the financed property for a price to be agreed. All of the proceeds from the transaction were used to prepay a portion of the Company’s Term Loan. As of October 28, 2017 there was $2,947,000 of principal outstanding under the financing arrangement.

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

At both October 28, 2017 and January 28, 2017 the Company had cash equivalents of $4,000. The Company’s cash equivalents consist of investments in money market funds for which the carrying value approximates fair value (based on Level 1 inputs) due to the short-term nature of those instruments. The carrying values of trade receivables and accounts payable approximate fair value due to the short-term nature of those instruments.

The Company’s Credit Facility has variable interest rates that are tied to market indices. As of October 28, 2017 and January 28, 2017 the Company had $8,200,000 and $4,600,000, respectively, of direct borrowings outstanding under the Credit Facility. The carrying value of the Company’s Credit Facility borrowings approximates fair value as the variable interest rates approximate current market rates, which the Company considers to be Level 2 inputs.

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

In an effort to enhance the Company’s competitive position, in late fiscal 2014 the Company commenced a program to actively focus on improving its business processes, key management personnel and planning resources. These efforts have been increasingly challenged by a number of external factors and industry trends, including the overall weakness in the women's specialty apparel retail space as well as declining mall-based traffic. In order to address these challenges, the Company has acted to best position itself for profitable, long-term growth, with a focus on improving inventory management, driving sales productivity, optimizing real estate, expanding its online presence and controlling costs. Among other efforts, the Company conducted a comprehensive evaluation of its key apparel brands and business relationships, resulting in strategic phase-outs and the elimination of certain non-core brands. Management time and resources expended during late fiscal 2016 and the first half of fiscal 2017 to complete the Merger had a negative impact on the execution of the Company’s operations and its transformation plans. After termination of the Merger the Company has taken actions focused on preserving and creating value for its stockholders. The Company retained a leading consulting

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

firm to review its costs and business strategy in order to implement an organizational transformation. The Company is in the process of executing a transition of its Chief Executive Officer (“CEO”) having announced on September 7, 2017 the appointment of B. Allen Weinstein, a member of the Company’s Board since 2010, as interim Chief Executive Officer (“Interim CEO”) and the resignation of Anthony M. Romano as its Chief Executive Officer & President (“Former CEO”). The Company also paid one-time retention bonuses with service conditions to certain key management personnel which are being recorded over the service period, while reducing its overall headcount to create a more efficient and effective operating structure. During the nine months ended October 28, 2017 and October 29, 2016 the Company recognized $2,633,000 and $707,000, respectively, of net charges related to these management and organizational changes.

During the fourth quarter of fiscal 2015 the Company announced that it had received an unsolicited, non-binding preliminary merger proposal from the Company’s largest shareholder, Orchestra, a France-based retailer of children’s wear. On December 19, 2016 the Company entered into the Merger Agreement. During the second quarter of fiscal 2017 the parties determined that it was in the best interests of their respective stockholders to terminate the Merger. On July 27, 2017 the Company, Orchestra, and certain other affiliates of Orchestra entered into the Termination Agreement. In connection with the Termination Agreement, Orchestra and the Company agreed to reimburse each other for certain costs incurred in connection with their effort to implement the Merger Agreement, with a net amount of $1,000,000 paid to the Company on July 31, 2017. During the nine months ended October 28, 2017 and October 29, 2016 the Company incurred $1,113,000 and $1,296,000, respectively, of net charges related to the Merger, including $426,000 of charges in the third quarter of fiscal 2017 related to a contested proxy solicitation initiated by Orchestra.

The Termination Agreement also terminated certain ancillary agreements between the Company and a wholly-owned subsidiary of Orchestra, under which the Company provided real estate and construction project consulting services, and offered for purchase infant and childrenswear merchandise for sale in certain of the Company’s stores. For the first nine months of fiscal 2017 the Company recognized $44,000 of revenue under such agreements.

A summary of the net charges incurred in connection with management and organizational changes and the proposed business combination is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016

Management and Organizational Changes
Former CEO separation benefits	$1,364	$—	$1,364	$—
Other severance and related benefits	754	36	751	157
Pro-rata retention bonuses	21	—	21	—
Consulting and other fees	497	—	497	5
Non-core brand contract terminations	—	—	—	545
Total management and organizational changes	2,636	36	2,633	707

Proposed Business Combination
Legal and other fees	464	423	2,113	1,296
Net reimbursement for certain costs incurred	—	—	(1,000)	—
Total proposed business combination	464	423	1,113	1,296
Total other charges, net	$3,100	$459	$3,746	$2,003

10.	GOVERNMENT INCENTIVES

In 2015 the Company completed the relocation of its corporate headquarters and distribution operations from Philadelphia, Pennsylvania to southern New Jersey (the “Project”). To partially offset the costs of these relocations, the Board of the New Jersey Economic Development Authority (“NJEDA”) approved the Company for an incentive package of up to $40,000,000 in benefits under the Grow New Jersey Assistance Program (“Grow NJ”) in the form of transferrable income tax credits over a ten-year period from the State of New Jersey. The Company’s Grow NJ award required a minimum capital investment of $20,000,000 with the total potential award being equal to the total eligible capital investment in the Project and subject to an overall award limit of $40,000,000. The award provides annually over a ten-year period up to $7,000 per eligible new full-time job, as defined under Grow NJ, with a requirement that at least 100 eligible jobs were created and subject to an annual award limit of $4,000,000.

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

The annual benefit from the Grow NJ award available to the Company is expected to significantly exceed the Company’s annual income tax liability to the State of New Jersey. In order to maximize the realizable value of the incentive package, in December 2013 the Company entered into an agreement with a third party to sell 75% or more of the annual income tax credits awarded to the Company. The Company recognizes its Grow NJ award on an annual basis for each fiscal year based on the realizable value of the award earned and expected to be received, primarily from the sale of the income tax credits, net of any associated costs. The Grow NJ award is reflected in the Company’s consolidated financial statements as a reduction to the costs incurred by the Company in connection with the relocations. The expected realizable amount of the Grow NJ award is included in the consolidated balance sheet in deferred income taxes. In April 2017 and May 2016 the Company received $3,251,000 and $3,600,000 cash proceeds, net of costs, from the receipt and subsequent sale of the $3,621,000 and $4,000,000 tax credit certificates earned for fiscal 2016 and fiscal 2015, respectively. During the three and nine months ended October 28, 2017 the Company recognized $718,000 and $2,155,000, respectively, of cost reduction related to the Grow NJ award, of which $675,000 and $2,152,000, respectively, is included in the consolidated statements of operations, including reductions of cost of goods sold of $476,000 and $1,554,000, respectively, and reductions of selling, general and administrative expenses of $199,000 and $598,000, respectively. During the three and nine months ended October 29, 2016 the Company recognized $695,000 and $2,462,000, respectively, of cost reduction related to the Grow NJ award, of which $670,000 and $2,363,000, respectively, is included in the consolidated statements of operations, including reductions of cost of goods sold of $476,000 and $1,675,000, respectively, and reductions of selling, general and administrative expenses of $194,000 and $688,000, respectively. Additionally, $813,000 and $810,000, is included in the consolidated balance sheets as of October 28, 2017 and January 28, 2017, respectively, as a reduction to overhead in inventory.

11.	INCOME TAXES

Accounting Standards Codification (“ASC”) Topic 740, Income Taxes, requires that a valuation allowance be recorded to reduce deferred tax assets when it is more likely than not that the tax benefit of the deferred tax assets will not be realized. The evaluation includes the consideration of all available evidence, both positive and negative, regarding historical operating results including recent years with reported losses, the estimated timing of future reversals of existing taxable temporary differences, estimated future taxable income exclusive of reversing temporary differences and carryforwards, and potential tax planning strategies which may be employed to prevent an operating loss or tax credit carryforward from expiring unused. In situations where a three-year cumulative loss condition exists, accounting standards limit the ability to consider projections of future results as positive evidence to assess the realizability of deferred tax assets. In fiscal 2016 the Company’s financial results reflected a three-year cumulative loss. The three-year cumulative loss constituted significant negative evidence, limiting the Company’s ability to consider other positive evidence, such as the Company’s projections for future growth. Consequently, the Company’s consolidated balance sheets as of October 28, 2017 and January 28, 2017 include a valuation allowance of $32,110,000 and $27,758,000, respectively, against substantially all of its deferred tax assets. The establishment of this valuation allowance has no effect on the Company’s ability to utilize the deferred tax assets to offset future taxable income, if generated. As required by generally accepted accounting principles in the United States (“GAAP”), the Company will continue to assess the likelihood that the deferred tax assets will be realizable in the future and, accordingly, the valuation allowance was increased by a non-cash charge to income tax expense of $4,352,000 in the first nine months of fiscal 2017. The tax benefits relating to any reversal of the valuation allowance on the net deferred tax assets in a future period will be recognized as a reduction of future income tax expense in that period.

As of October 28, 2017 the Company had $788,000 of unrecognized tax benefits related to uncertain income tax positions, including accrued interest and penalties of $361,000. The Company records interest and penalties related to unrecognized tax benefits in its income tax provision. If recognized, the portion of the liabilities for unrecognized tax benefits that would impact the Company’s effective tax rate was $570,000, net of federal benefit.

During the 12 months subsequent to October 28, 2017 it is reasonably possible that the gross unrecognized tax benefits could potentially decrease by approximately $392,000 (of which $277,000 would affect the effective tax rate, net of federal expense) for uncertain tax positions, primarily from the effect of expiring statutes of limitations, partially offset by the continued effect of interest on unrecognized tax benefits.

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

Awards	Performance Period	Minimum RSUs	Target RSUs	Maximum RSUs

Fiscal 2016 Awards	January 31, 2016 to February 2, 2019	10,484	41,936	62,904
Fiscal 2015 Awards	February 1, 2015 to February 3, 2018	13,918	27,836	41,754

Fiscal 2016 and 2015 Awards include the prorated number of RSUs that may be earned by the Company’s Former CEO and former President and exclude RSUs forfeited by the Company’s former Executive Vice President & Chief Financial Officer. During fiscal 2016 the Company determined that the Fiscal 2016 Awards and Fiscal 2015 Awards were unlikely to be earned, even at the minimum level.

During the nine months ended October 28, 2017 and October 29, 2016 certain vesting restricted stock awards were net-share settled by the Company such that the Company withheld shares of the Company’s common stock, which had a fair market value equivalent to the minimum statutory obligation for the applicable income and employment taxes for the awards, and the Company remitted the cash value to the appropriate taxing authorities. The total shares withheld in connection with the tax obligations, which were approximately 15,000 and 3,000 shares, respectively, during the nine months ended October 28, 2017 and October 29, 2016, are reflected as repurchase of common stock in the accompanying financial statements, and were based on the value of the Company’s common stock on the vesting date. The remaining shares, net of those withheld, were delivered to the award holders. Total payments for tax obligations to the tax authorities were $45,000 and $21,000 for the nine months ended October 28, 2017 and October 29, 2016, respectively.

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

In May 2014 the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU No. 2014-09 requires an entity to recognize revenue for the amount of consideration to which it expects to be entitled for the transfer of promised

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

goods or services to customers. Additionally, ASU No. 2014-09 requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. The standard will replace most existing revenue recognition guidance in GAAP when it becomes effective. ASU No. 2014-09 is effective for financial statements issued for annual reporting periods beginning after December 15, 2016 and interim periods within those years. In August 2015 the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date which deferred the effective date of ASU No. 2014-09 by one year, making the guidance effective for fiscal years beginning after December 15, 2017. Early adoption will be permitted, but not earlier than the original effective date for annual and interim periods. The Company is currently evaluating the impact of ASU No. 2014-09, and based on the nature and timing of a predominant amount of its revenues which are from store point-of-sale and e-commerce transactions, implementation is not expected to materially impact the Company’s consolidated financial statements. Additionally, the Company continues to evaluate whether there will be any impact to its contract-based revenues under ASU No. 2014-09, as well as the overall presentation of required disclosures. The Company will adopt ASU No. 2014-09 on February 4, 2018 and expects to utilize the modified retrospective approach, which requires a cumulative adjustment to retained earnings.

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

Geographic Information. Geographic revenue information is allocated based on the country in which the products or services are sold, and in the case of international franchise revenues, on the location of the customer. Information concerning the Company’s operations by geographic area was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016

Net Sales
United States	$90,584	$95,610	$283,676	$311,881
Foreign	5,770	6,972	17,384	21,660

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

	October 28, 2017	January 28, 2017

Long-Lived Assets
United States	$72,232	$81,811
Foreign	1,011	2,310

Major Customers. For the periods presented, the Company did not have any one customer who represented more than 10% of its net sales.

16.	INTEREST EXPENSE, NET

Interest expense, net was comprised of the following (in thousands):

	Three Months Ended		Nine Months Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016

Interest expense	$1,006	$982	$2,991	$2,608
Interest income	—	(1)	(2)	(2)
Interest expense, net	$1,006	$981	$2,989	$2,606

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are the leading designer and retailer of maternity apparel in the United States with 1,147 retail locations, including 501 stores in the United States, Canada and Puerto Rico, and 646 leased departments located within department stores and baby specialty stores throughout North America. We also sell merchandise on the Internet, primarily through our brand-specific websites, motherhood.com and apeainthepod.com, as well as through our destinationmaternity.com website. We have store franchise and product supply relationships in the Middle East, South Korea, Mexico, Israel and India. As of October 28, 2017 we have 208 international franchised locations, including 16 stand-alone stores operated under one of our retail nameplates and 192 shop-in-shop locations.

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

During the first nine months of fiscal 2017 and fiscal 2016 we recognized $1.1 million and $1.3 million, respectively, of charges related to the Merger, including $0.4 million of charges in the third quarter of fiscal 2017 related to a contested proxy solicitation initiated by Orchestra.

Turnaround Plan

While we have succeeded in maintaining our leadership position within this specialty retail sector, in an effort to enhance our competitive position, in late fiscal 2014 we commenced a program, which we sometimes refer to as our “turnaround plan” or “turnaround” to actively focus on improving our business processes, key management personnel and planning resources. These efforts became increasingly challenged by a number of external factors and industry trends, including the overall weakness in the women's specialty apparel retail space as well as declining mall-based traffic. These challenges have led to a slower pace of progress than originally planned, resulting in a decline in net sales from fiscal 2016 and underperformance to 2017 expectations.

In order to address the challenges that we and other retailers are facing, we have taken decisive action to best position us for profitable, long-term growth, with a focus on improving inventory management, driving sales productivity, optimizing real estate, expanding our online presence and controlling costs. Among other efforts, we conducted a comprehensive evaluation of our key apparel brands and business relationships, resulting in strategic phase-outs and the elimination of certain non-core brands.

During late fiscal 2016 and the first half of fiscal 2017 we incurred significant expenses and expended substantial management time, attention and energy in seeking to complete the Merger. Those expenditures, although made in pursuit of a transaction we believed would be in the best interest of our stockholders, nevertheless had a negative impact on the execution of our operations and turnaround plan. After termination of the Merger we have taken actions focused on preserving and creating value for our stockholders. We retained a leading consulting firm to review our costs and business strategy in order to implement an organizational transformation. We are in the process of executing a CEO transition having announced on September 7, 2017 the appointment of B. Allen Weinstein, a member of our Board since 2010, as Interim CEO and the resignation of Anthony M. Romano as our Former CEO. We also paid one-time retention bonuses with service conditions to certain key management personnel, while reducing our overall headcount to create a more efficient and effective operating structure. Through these actions we are identifying further opportunities to improve profitability, by growing both top line and gross margins while reducing expenses. We expect this transformation to yield approximately $10 to $11 million per year in annualized expense savings primarily starting in fiscal 2018.

During the first nine months of fiscal 2017 and fiscal 2016 we recognized $2.6 million and $0.7 million, respectively, of charges related to our turnaround plan.

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

Presented below is a summary of our results for the third quarter and first nine months of fiscal 2017 with regard to each of the key measures noted above:

Third Quarter Fiscal 2017 Financial Results

•	Net loss for the third quarter of fiscal 2017 was $7.5 million, or $0.55 per share (diluted), compared to net loss of $1.5 million, or $0.11 per share (diluted), for the third quarter of fiscal 2016.
•

Net loss for the third quarter of fiscal 2017 includes a $2.9 million non-cash income tax charge related to a change in the valuation allowance against net deferred tax assets and other charges of $1.9 million, net of tax, or $0.14 per share (diluted), primarily related to management and organizational changes. Net loss for the third quarter of fiscal 2016 includes other charges of $0.3 million, net of tax, or $0.02 per share (diluted), primarily related to the now terminated Merger.

•

Adjusted net loss for the third quarter of fiscal 2017 was $2.7 million, or $0.20 per share (diluted), compared to the comparably adjusted net loss for the third quarter of fiscal 2016 of $1.2 million, or $0.09 per share (diluted).

•	Adjusted EBITDA was $(1.1) million for the third quarter of fiscal 2017, compared to $4.2 million of Adjusted EBITDA for the third quarter of fiscal 2016.
•

Adjusted EBITDA before other charges was $2.0 million for the third quarter of fiscal 2017, a decrease of 56.5% compared to $4.7 million of Adjusted EBITDA before other charges for the third quarter of fiscal 2016.

•	Net sales for the third quarter of fiscal 2017 decreased 6.1% to $96.4 million from $102.6 million for the third quarter of fiscal 2016.
•	Comparable sales for the third quarter of fiscal 2017 increased 1.1% compared to a comparable sales decrease of 5.2% for the third quarter of fiscal 2016.

First Nine Months of Fiscal 2017 Financial Results

•

Net loss for the first nine months of fiscal 2017 was $11.4 million, or $0.83 per share (diluted), compared to net income of $26,000, or $0.00 per share (diluted), for the first nine months of fiscal 2016.

•

Net loss for the first nine months of fiscal 2017 includes a $4.4 million, non-cash income tax charge related to a change in the valuation allowance against net deferred tax assets, other charges of $2.3 million, net of tax, or $0.17 per share (diluted), related to management and organizational changes, and the now terminated Merger, and revenue of $0.5 million, net of tax, or $0.03 per share (diluted), related to a cumulative adjustment for change in accounting principle. Net income for the first nine months of fiscal 2016 includes other charges of 1) $0.4 million, net of tax, or $0.03 per share (diluted), related to management and organizational changes and 2) $0.8 million, net of tax, or $0.06 per share (diluted), related to the now terminated Merger.

•

Adjusted net loss for the first nine months of fiscal 2017 was $5.2 million, or $0.38 per share (diluted), compared to the comparably adjusted net income for the first nine months of fiscal 2016 of $1.3 million, or $0.09 per share (diluted).

•	Adjusted EBITDA was $9.5 million for the first nine months of fiscal 2017, a decrease of 50.6% compared to $19.2 million of Adjusted EBITDA for the first nine months of fiscal 2016.
•

Adjusted EBITDA before other charges and effect of change in accounting principle was $12.5 million for the first nine months of fiscal 2017, a decrease of 41.2% compared to $21.2 million of Adjusted EBITDA before other charges for the first nine months of fiscal 2016.

•	Net sales for the first nine months of fiscal 2017 decreased 9.7% to $301.1 million from $333.5 million for the first nine months of fiscal 2016.
•	Comparable sales for the first nine months of fiscal 2017 decreased 3.5% compared to a comparable sales decrease of 4.5% for the first nine months of fiscal 2016.

Results of Operations

The following table sets forth certain operating data as a percentage of net sales and as a percentage change for the three and nine months ended October 28, 2017 and October 29, 2016:

	% of Net Sales (1)				% Change Period to Period Favorable (Unfavorable)
	Three Months Ended		Nine Months Ended		Three Months Ended October 28, 2017 vs.	Nine Months Ended October 28, 2017 vs.
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016	October 29, 2016	October 29, 2016

Net sales	100.0%	100.0%	100.0%	100.0%	(6.1)%	(9.7)%
Cost of goods sold (2)	47.2	47.1	46.6	47.1	5.9	10.8
Gross profit	52.8	52.9	53.4	52.9	(6.2)	(8.8)
Selling, general and administrative expenses (3)	55.2	53.2	53.7	51.0	2.5	4.9
Store closing, asset impairment and asset disposal expenses	1.0	0.7	1.2	0.5	(39.6)	(105.9)
Other charges, net	3.2	0.4	1.2	0.6	(575.4)	(128.9)
Operating income (loss)	(6.7)	(1.4)	(2.7)	0.8	(339.0)	(441.0)
Interest expense, net	1.0	1.0	1.0	0.8	(2.5)	(14.7)
Income (loss) before income taxes	(7.7)	(2.4)	(3.7)	0.0	(204.2)	N.M.
Income tax (benefit) provision	0.1	(0.9)	0.1	0.0	(107.7)	N.M.
Net income (loss)	(7.8)%	(1.5)%	(3.8)%	0.0%	(399.5)%	N.M.

N.M.—Not meaningful

(1)	Components may not add to total due to rounding.
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

	Three Months Ended
	October 28, 2017			October 29, 2016
Retail Locations (1)	Stores	Leased Departments	Total Retail Locations	Stores	Leased Departments	Total Retail Locations

Beginning of period	507	643	1,150	526	701	1,227
Opened	2	4	6	3	4	7
Closed (2)	(8)	(1)	(9)	(3)	(2)	(5)
End of period	501	646	1,147	526	703	1,229

	Nine Months Ended
	October 28, 2017			October 29, 2016
Retail Locations (1)	Stores	Leased Departments	Total Retail Locations	Stores	Leased Departments	Total Retail Locations

Beginning of period	515	705	1,220	536	1,279	1,815
Opened	7	6	13	9	7	16
Closed (2)	(21)	(65)	(86)	(19)	(583)	(602)
End of period	501	646	1,147	526	703	1,229

(1)	Excludes international franchised locations and locations where Kohl’s sold our products under an exclusive product and license agreement, which ended in February 2017.
(2)

During the nine months ended October 28, 2017 Macy’s completed closure of 59 stores where we had a leased department within the store. During the nine months ended October 29, 2016 we closed 475 leased departments within Sears stores and 100 leased departments within Gordmans stores.

	Three Months Ended
	October 28, 2017			October 29, 2016
International Franchised Locations	Stores	Shop-in- Shop Locations	Total International Franchised Locations	Stores	Shop-in- Shop Locations	Total International Franchised Locations

Beginning of period	18	192	210	21	216	237
Opened	—	—	—	1	12	13
Closed	(2)	—	(2)	(1)	(10)	(11)
End of period	16	192	208	21	218	239

	Nine Months Ended
	October 28, 2017			October 29, 2016
International Franchised Locations	Stores	Shop-in- Shop Locations	Total International Franchised Locations	Stores	Shop-in- Shop Locations	Total International Franchised Locations

Beginning of period	19	194	213	25	168	193
Opened	—	8	8	2	62	64
Closed	(3)	(10)	(13)	(6)	(12)	(18)
End of period	16	192	208	21	218	239

Three Months Ended October 28, 2017 and October 29, 2016

Net Sales.    Our net sales for the third quarter of fiscal 2017 decreased by 6.1%, or $6.2 million, to $96.4 million from $102.6 million for the third quarter of fiscal 2016. Comparable sales for the third quarter of fiscal 2017 increased 1.1% compared to a comparable sales decrease of 5.2% for the third quarter of fiscal 2016. The decrease in total reported sales for the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016 resulted primarily from the closure of underperforming stores and decreased licensed sales, reflecting the wind down of the Kohl’s relationship, partially offset by the increase in comparable sales. The primary drivers of the comparable sales increase were a 54.3% increase in e-commerce sales, partially offset by decreased store traffic and a decrease in our average selling prices reflecting product mix.

Gross Profit.    Our gross profit for the third quarter of fiscal 2017 decreased by 6.2%, or $3.4 million, to $50.9 million from $54.3 million for the third quarter of fiscal 2016, and our gross profit as a percentage of net sales (gross margin) for the third quarter of fiscal 2017 was 52.8% compared to 52.9% for the third quarter of fiscal 2016. The decrease in gross profit for the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016 was primarily due to our lower sales volume as a result of the factors discussed above. The slight year-over-year decrease in gross margin primarily reflects increased e-commerce promotional activity, partially offset by our exit from former leased department and licensed relationships, which had historically generated lower than average gross margins.

Selling, General and Administrative Expenses.    Our selling, general and administrative expenses for the third quarter of fiscal 2017 decreased by 2.5%, or approximately $1.4 million, to $53.2 million from $54.6 million for the third quarter of fiscal 2016. As a percentage of net sales, selling, general and administrative expenses increased to 55.2% for the third quarter of fiscal 2017 from 53.2% for the third quarter of fiscal 2016. This decrease in expense for the quarter reflects cost reductions resulting from our closure of underperforming stores, the wind down of the Kohl’s relationship and other headcount reductions, partially offset by higher marketing, advertising and freight costs related to our increase in e-commerce sales. The increase in expense percentage for the three-month period reflects the unfavorable leverage from our decreased sales due to the relatively fixed nature of much of our expenses.

Store Closing, Asset Impairment and Asset Disposal Expenses.   Our store closing, asset impairment and asset disposal expenses for the third quarter of fiscal 2017 increased by $0.3 million, to $1.0 million from $0.7 million for the third quarter of fiscal 2016, primarily reflecting higher impairment charges for write-downs of long-lived assets.

Other Charges, Net.    In the third quarter of fiscal 2017 we incurred other charges of $3.1 million related to management and organizational costs and the Merger, which was terminated on July 27, 2017. Other charges related to management and organizational changes were $2.6 million, primarily for severance and other benefits related to the resignation of our Former CEO and other reductions in headcount, retention bonuses for certain key management personnel, and consulting fees. Other charges related to the Merger were $0.5 million, primarily for costs related to the contested proxy solicitation. In the third quarter of fiscal 2016 we incurred other charges of $0.5 million primarily for legal and advisory fees related the now terminated Merger.

Operating Income (Loss).     We had an operating loss of $6.4 million for the third quarter of fiscal 2017 compared to an operating loss of $1.5 million for the third quarter of fiscal 2016. The approximately $4.9 million increase in operating loss reflects our lower gross profit as a result of the decline in sales volume and the $2.6 million increase in other charges, partially offset by our 2.5% reduction in selling, general and administrative expenses.

Interest Expense, Net.    Our net interest expense of $1.0 million for the third quarter of fiscal 2017 was approximately the same as the third quarter of fiscal 2016. During the third quarter of fiscal 2017, interest expense from our new equipment financing arrangement and higher interest cost due to higher average borrowings under our Credit Facility were substantially offset by lower interest as a result of reductions in the principal balances due under our Term Loan and our previous equipment note, as compared to the third quarter of fiscal 2016.

Income Tax Provision (Benefit).    For the third quarter of fiscal 2017 our income tax provision was $0.1 million. In the third quarter of fiscal 2017 we recorded a noncash charge of $2.9 million to increase the valuation allowance against substantially all of our deferred tax assets. Excluding the effect of the valuation allowance charge, our effective tax benefit rate for the third quarter of fiscal 2017 was 37.3%. This rate is higher than the statutory federal tax rate of 35% primarily due to state income tax benefits, net of federal expense, partially offset by certain state minimum income taxes and the impact from recognizing tax deficiencies from share-based payment awards as income tax expense rather than in additional paid-in capital, as required by the adoption of ASU No. 2016-09. For the third quarter of fiscal 2016 our effective tax rate was 38.5%. Our effective tax rate for the third quarter of fiscal 2016 was higher than the statutory federal tax rate of 35% primarily due to state income tax benefits, net of federal expense.

Net Income (Loss).    Net loss for the third quarter of fiscal 2017 was $7.5 million, or $0.55 per share (diluted), compared to net loss of $1.5 million, or $0.11 per share (diluted), for the third quarter of fiscal 2016. Net loss for the third quarter of fiscal 2017 includes other charges of $1.9 million, net of tax, primarily related to management and organizational changes and a $2.9 million non-cash income tax charge related to a change in the valuation allowance against net deferred tax assets. Net loss for the third quarter of fiscal 2016 includes other charges of $0.3 million, net of tax, primarily related to the now terminated Merger.

Our average diluted shares outstanding of 13.8 million were slightly higher than the 13.7 million average diluted shares for the third quarter of fiscal 2016. We had higher shares outstanding in the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016 as a result of vesting restricted stock awards.

Following is a reconciliation of net loss and net loss per share (diluted) (“Diluted EPS”) to adjusted net loss and adjusted Diluted EPS for the three months ended October 28, 2017 and October 29, 2016 (in thousands, except per share amounts):

	Three Months Ended
	October 28, 2017			October 29, 2016
	Net Loss	Diluted Shares	Diluted EPS	Net Loss	Diluted Shares	Diluted EPS

As reported	$(7,523)	13,800	$(0.55)	$(1,506)	13,702	$(0.11)
Other charges for management and organizational changes	2,636	—		36	—
Other charges for proposed business combination	464	—		423	—
Income tax effect of other charges (1) (2)	(1,163)	—		(176)	—
Deferred tax valuation allowance related to cumulative losses	2,855	—		—	—
As adjusted	$(2,731)	13,800	$(0.20)	$(1,223)	13,702	$(0.09)

(1)

For the third quarter of fiscal 2017 income tax effect of other charges includes $989 related to management and organizational changes and $174 related to the now terminated Merger, which represent the differences in income tax provision calculated with and without the specified pretax expense.

(2)

For the third quarter of fiscal 2016 income tax effect of other charges includes $14 related to management and organizational changes and $162 related to the now terminated Merger, which represent the differences in income tax benefit calculated with and without the specified pretax expense.

Following is a reconciliation of net loss to Adjusted EBITDA and Adjusted EBITDA before other charges for the third quarter of fiscal 2017 and 2016 (in thousands):

	Three Months Ended
	October 28, 2017	October 29, 2016

Net loss	$(7,523)	$(1,506)
Add: income tax provision (benefit)	73	(943)
Add: interest expense, net	1,006	981
Operating loss	(6,444)	(1,468)
Add: depreciation and amortization expense	4,371	4,656
Add: loss on impairment of long-lived assets	821	673
Add: loss on disposal of assets	167	74
Add: stock-based compensation expense	28	305
Adjusted EBITDA	(1,057)	4,240
Add: other charges for management and organizational changes	2,636	36
Add: other charges for proposed business combination	464	423
Adjusted EBITDA before other charges	$2,043	$4,699

Nine Months Ended October 28, 2017 and October 29, 2016

Net Sales.    Our net sales for the nine months of fiscal 2017 decreased by 9.7%, or approximately $32.4 million, to $301.1 million from $333.5 million for the first nine months of fiscal 2016. Comparable sales for the first nine months of fiscal 2017 decreased 3.5% compared to a comparable sales decrease of 4.5% for the first nine months of fiscal 2016. The decrease in total reported sales for the first nine months of fiscal 2017 compared to the first nine months of fiscal 2016 resulted primarily from the decrease in comparable sales, the closure of underperforming stores, and decreased leased department and licensed sales, reflecting the wind down of the Kohl’s, Sears and Gordmans relationships and the closure of Macy’s stores in which we had a leased department within the store, partially offset by recognition of $0.8 million of revenue related to the change in our method of accounting for gift card breakage. The primary drivers of the comparable sales decrease were decreased store traffic and a decrease in our average selling prices reflecting both product mix and promotional activity, partially offset by an increase in e-commerce sales.

Gross Profit.    Our gross profit for the first nine months of fiscal 2017 decreased by 8.8%, or $15.5 million, to $160.9 million from $176.4 million for the first nine months of fiscal 2016, and our gross margin for the first nine months of fiscal 2017 was 53.4% compared to 52.9% for the first nine months of fiscal 2016. The decrease in gross profit for the first nine months of fiscal 2017 compared to the first nine months of fiscal 2016 was primarily due to our lower sales volume as a result of the factors discussed above, partially offset by the increased gross margin. The year-over-year increase in gross margin primarily reflects reduced product costs and our exit from former leased department and licensed relationships, which had historically generated lower than average gross margins.

Selling, General and Administrative Expenses.    Our selling, general and administrative expenses for the first nine months of fiscal 2017 decreased by 4.9%, or $8.3 million, to $161.7 million from $170.0 million for the first nine months of fiscal 2016. As a percentage of net sales, selling, general and administrative expenses increased to 53.7% for the first nine months of fiscal 2017 from 51.0% for the first nine months of fiscal 2016. This decrease in expense for the nine-month period reflects cost reductions resulting from our closure of underperforming stores, the wind down of the Kohl’s, Sears and Gordmans relationships and other headcount reductions, partially offset by higher marketing, advertising and freight costs related to our increase in e-commerce sales. The increase in expense percentage for the nine-month period reflects the unfavorable leverage from our decreased sales due to the relatively fixed nature of much of our expenses.

Store Closing, Asset Impairment and Asset Disposal Expenses.     Our store closing, asset impairment and asset disposal expenses for the first nine months of fiscal 2017 increased by $1.8 million, to $3.6 million from $1.8 million for the first nine months of fiscal 2017, reflecting higher impairment charges for write-downs of long-lived assets.

Other Charges, Net.    In the first nine months of fiscal 2017 we incurred other charges totaling $3.7 million related to management and organizational changes and the now terminated Merger. Other charges related to management and organizational changes were $2.6 million, primarily for severance and other benefits related to the resignation of our Former CEO and other reductions in headcount, retention bonuses for certain key management personnel, and consulting fees. Other charges related to the Merger included $2.1 million, primarily for legal and advisory fees, which were partially offset by the $1.0 million net reimbursement to us under the Termination Agreement for certain costs incurred in connection with the effort to implement the Merger Agreement. In the first nine months of fiscal 2016 we incurred other charges of $2.0 million related to management and organizational changes and the now terminated Merger. Other charges for management and organizational changes were approximately $0.7 million, primarily for costs to terminate non-core apparel brand relationships, and to a lesser extent, severance and other benefits. Other charges related to the now terminated Merger were $1.3 million, primarily for legal and advisory fees.

Operating Income (Loss).    We had an operating loss of $8.2 million for the first nine months of fiscal 2017 compared to operating income of $2.6 million for the first nine months of fiscal 2016. The $10.8 million increase in operating loss reflects our lower gross profit as a result of the decline in sales volume, as well as higher asset impairment and other charges, partially offset by our 4.9% reduction in selling, general and administrative expenses.

Interest Expense, Net.    Our net interest expense for the first nine months of fiscal 2017 increased to $3.0 million from $2.6 million for the first nine months of fiscal 2016. This increase was due to our higher effective borrowing rate and timing related to our first quarter of fiscal 2016 debt refinancing, and to a lesser extent interest expense from our new equipment financing arrangement, partially offset by lower average borrowings under our Credit Facility and reductions in the principal balance due under our Term Loan and our previous equipment note during the first nine months of fiscal 2017 as compared to the first nine months of fiscal 2016.

Income Tax Provision (Benefit).    For the first nine months of fiscal 2017 our income tax provision was $0.3 million. In the first nine months of fiscal 2017 we recorded a noncash charge of $4.4 million to increase the valuation allowance against substantially all of our deferred tax assets. Excluding the effect of the valuation allowance charge, our effective tax benefit rate for the first nine months of fiscal 2017 was 36.6%. This rate is higher than the statutory federal tax rate of 35% due to state income tax benefits, net of federal expense, partially offset by certain state minimum income taxes and the impact from recognizing tax deficiencies from share-based payment awards as income tax expense rather than in additional paid-in capital, as required by the adoption of ASU No. 2016-09. For the first nine months of fiscal 2016 our effective tax rate was 38.1%. Our effective tax rate was higher than the statutory federal tax rate of 35% primarily due to state income tax benefits, net of federal expense.

Net Income (Loss).    Net loss for the first nine months of fiscal 2017 was $11.4 million, or $0.83 per share (diluted), compared to net income of $26,000, or $0.00 per share (diluted), for the first nine months of fiscal 2016. Net loss for the first nine months of fiscal 2017 includes a $4.4 million, non-cash income tax charge related to a change in the valuation allowance against net deferred tax assets, other charges of $2.3 million, net of tax, related to management and organizational changes, and the now terminated Merger, and revenue of $0.5 million, net of tax, related to a cumulative adjustment for change in accounting principle. Net income for the first nine months of fiscal 2016 includes other charges of $1.2 million, net of tax, related to the now terminated Merger and management and organizational changes.

Our average diluted shares outstanding of 13.8 million were slightly higher than the 13.7 million average diluted shares for the first nine months of fiscal 2016. We had higher shares outstanding in the first nine months of fiscal 2017 compared to the first nine months of fiscal 2016 as a result of vesting restricted stock awards.

Following is a reconciliation of net income (loss) and Diluted EPS to adjusted net income (loss) and adjusted Diluted EPS for the nine months ended October 28, 2017 and October 29, 2016 (in thousands, except per share amounts):

	Nine Months Ended
	October 28, 2017			October 29, 2016
	Net Loss	Diluted Shares	Diluted EPS	Net Income	Diluted Shares	Diluted EPS

As reported	$(11,439)	13,777	$(0.83)	$26	13,705	$0.00
Other charges for management and organizational changes	2,633	—		707	—
Other charges for proposed business combination	1,113	—		1,296	—
Income tax effect of other charges (1) (2)	(1,405)	—		(766)	—
Effect of change in accounting principle	(764)	—		—	—
Income tax effect of change in accounting principle (3)	284	—		—	—
Deferred tax valuation allowance related to cumulative losses	4,352	—		—	—
As adjusted	$(5,226)	13,777	$(0.38)	$1,263	13,705	$0.09

(1)

For the first nine months of fiscal 2017 income tax effect of other charges includes $988 related to management and organizational changes and $417 related to the now terminated Merger, which represent the differences in income tax provision calculated with and without the specified pretax expense.

(2)

For the first nine months of fiscal 2016 income tax effect of other charges includes $270 related to management and organizational changes and $496 related to the now terminated Merger, which represent the differences in income tax provision calculated with and without the specified pretax expense.

(3)	For the first nine months of fiscal 2017 income tax effect of change in accounting principle represents the difference in income tax provision calculated with and without the specified pretax income.

Following is a reconciliation of net income (loss) to Adjusted EBITDA and Adjusted EBITDA before other charges and effect of change in accounting principle for the nine months ended October 28, 2017 and October 29, 2016 (in thousands):

	Nine Months Ended
	October 28, 2017	October 29, 2016

Net income (loss)	$(11,439)	$26
Add: income tax provision	259	16
Add: interest expense, net	2,989	2,606
Operating income (loss)	(8,191)	2,648
Add: depreciation and amortization expense	13,259	13,583
Add: loss on impairment of long-lived assets	3,267	1,406
Add: loss on disposal of assets	283	289
Add: stock-based compensation expense	858	1,273
Adjusted EBITDA	9,476	19,199
Add: other charges for management and organizational changes	2,633	707
Add: other charges for proposed business combination	1,113	1,296
Less: effect of change in accounting principle	(764)	—
Adjusted EBITDA before other charges and effect of change in accounting principle	$12,458	$21,202

Regulation G Disclosures

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains non-GAAP financial measures within the meaning of the SEC’s Regulation G, including: 1) Adjusted net income (loss), 2) Adjusted net income (loss) per share (diluted), 3) Adjusted EBITDA (operating income (loss) before deduction for the following non-cash charges: (i) depreciation and amortization expense, (ii) loss on impairment of tangible and intangible assets, (iii) loss on disposal of assets, and (iv) stock-based compensation expense), and 4) Adjusted EBITDA before other charges and effect of change in accounting principle.

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

Cash and cash equivalents decreased by $0.6 million during the first nine months of fiscal 2017 compared to an increase of $0.6 million for the first nine months of fiscal 2016.

Cash provided by operations was $7.1 million for the first nine months of fiscal 2017, an increase of $2.1 million from the $5.0 million in cash provided by operations for the first nine months of fiscal 2016. This increase in cash provided by operations compared to the prior year primarily reflects the effect of net working capital and other asset/liability changes that used $0.6 million of cash in the first nine months of fiscal 2017 compared to $12.5 million of cash used in the first nine months of fiscal 2016, partially offset by our net loss in the first nine months of fiscal 2017 compared to net income in the first nine months of fiscal 2016, net of the change in non-cash adjustments. The $11.9 million year-over-year decrease in use of cash from net working capital and other asset/liability changes was primarily the result of 1) an increase in accounts payable and accrued expenses in the first nine months of fiscal 2017, reflecting timing of vendor and payroll related payments, compared to a large decrease in the first nine months of fiscal 2016 that reflects working capital reductions in fiscal 2016 related to the winddown of certain business relationships ($14.7 million) and 2) a decrease in prepaid expenses and other current assets in the first nine months of fiscal 2017 compared to an increase in the first nine months of fiscal 2016 primarily reflecting receipt of a $4.5 million federal income tax refund in the first quarter of fiscal 2017, partially offset by payment of $0.9 million of retention bonuses with service conditions, with the enumerated cash usage decreases partially offset by increases in trade receivables and inventories in the first nine months of fiscal 2017 as compared to a small net decrease in the first nine months of fiscal 2016. Our working capital changes, quarterly net income (loss) and cash flow adjustments may fluctuate significantly and net cash provided by or used in operating activities for any interim period is not necessarily indicative of the results that may be achieved for a full fiscal year.

During the first nine months of fiscal 2017 $3.4 million of proceeds from an equipment financing transaction were used to prepay a portion of our Term Loan. Additionally, cash from operations was used to provide cash for capital expenditures, and the regular periodic payments on our Term Loan and capital equipment loans. For the first nine months of fiscal 2017 we spent $5.5 million on capital expenditures, including $4.4 million for leasehold improvements, fixtures and equipment for new store facilities, as well as improvements to existing stores, and $1.1 million for our information systems. We expect to use borrowings under our Credit Facility to fund a portion of our capital requirements from time to time during the remainder of fiscal 2017.

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

Effective December 19, 2016 our Term Loan lenders consented to the Merger and the Term Loan Agreement was amended to change the definition of Consolidated EBITDA (see below) to allow us to add back certain transaction costs relating to the Merger and to modify the financial covenant limiting capital expenditures (see below). Effective April 7, 2017 the Term Loan Agreement was further amended to allow us to enter into certain equipment financing arrangements, on the condition that a portion of the proceeds of such financing be applied as a prepayment of the Term Loan. The April 7, 2017 Term Loan Agreement amendment also provided for an additional reserve of $5.0 million against availability under our Credit Facility that will be reduced dollar for dollar for prepayments of the Term Loan in accordance with the amendment (see below) and eliminated the covenant requiring maintenance of a minimum level of Consolidated EBITDA (see below). On June 6, 2017 $3.4 million of proceeds from an equipment financing transaction (see below) were used to prepay a portion of our Term Loan and to reduce the required additional reserve to $1.6 million. Under the Term Loan Agreement, as amended on April 7, 2017, we are required to maintain Excess Availability (as defined in the related Credit Facility agreement) equal to the greater of 10% of the Combined Loan Cap (as defined in the related Credit Facility agreement) or $10.0 million. Prior to the April 7, 2017 Term Loan Agreement amendment, we were required to maintain specified levels of quarterly Consolidated EBITDA (as defined in the related Term Loan Agreement). For all periods prior to the elimination of the Consolidated EBITDA covenant, our Consolidated EBITDA exceeded the Consolidated EBITDA requirements under the Term Loan Agreement. The December 19, 2016 Term Loan Agreement amendment prohibits us from making capital expenditures (net of tenant allowances) in excess of a specified amount in any period of four fiscal quarters (subject to carryforward of 50% of any underutilization). The limitation on capital expenditures ranges from $16.0 million for the four fiscal quarters ended on January 28, 2017 to $10.5 million for the four fiscal quarters ending on February 3, 2018, and increases to $17.0 million for the four fiscal quarters ending on May 5, 2018 and thereafter. For the four fiscal quarters ended on October 28, 2017 our net capital expenditures did not exceed the $13.0 million limit. The Term Loan Agreement also prohibits the payment of dividends or share repurchases by us for three years. The Term Loan is secured by a security interest in substantially all of our assets, including accounts receivable, inventory, equipment, letter of credit rights, cash, intellectual property and other intangibles, and certain other assets. The security interest granted to the Term Lenders is, in certain respects, subordinate to the security interest granted to the Credit Facility Lender.

As of October 28, 2017 there was $24.6 million of principal outstanding under the Term Loan.

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

As of October 28, 2017 we had $8.2 million of borrowings under the Credit Facility and $7.3 million in letters of credit, with $12.5 million of availability under our Credit Facility based on our Borrowing Base formula and availability reserve requirements. As of October 29, 2016 we had $6.5 million of borrowings under the Credit Facility and $5.8 million in letters of credit, with $31.7 million of availability under our Credit Facility based on our Borrowing Base formula and minimum Excess Availability requirement. For the first nine months of fiscal 2017 and 2016 Tranche A borrowings had a weighted interest rate of 3.51% and 2.83% per annum, respectively. For the first nine months of fiscal 2016 Tranche A-1 borrowings had a weighted interest rate of 3.43% per annum. During the first nine months of fiscal 2017 and 2016 our average level of direct borrowings was $8.7 and $12.2 million, respectively, and our maximum borrowings at any time were $15.7 million and $42.7 million, respectively.

As of October 28, 2017 there was $7.1 million of principal outstanding under a five-year equipment financing arrangement with our Credit Facility bank. The equipment note bears annual interest at 3.38%, with payments of $0.3 million (including interest) due monthly through December 2019. The equipment note is collateralized by substantially all of the material handling equipment at our distribution facility in Florence, New Jersey.

On June 6, 2017 we received $3.4 million in proceeds from a three-year financing arrangement in the form of a sale and leaseback for certain furniture, fixtures and software. Monthly payments under the leaseback arrangement are $123 thousand for the first 24 months and $48 thousand for months 25 to 36. At the end of the leaseback term, we have the option to extend the financing arrangement for an additional year or to repurchase the financed property for a price to be agreed. All of the proceeds from the transaction were used to prepay a portion of our Term Loan. As of October 28, 2017 there was $2.9 million of principal outstanding under the financing arrangement.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. These generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our consolidated financial statements and the reported amounts of net sales and expenses during the reporting period. Our critical accounting policies are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended January 28, 2017. Other than as noted below, as of October 28, 2017 there were no material changes in, or additions to, our critical accounting policies or in the assumptions or estimates we used to prepare the financial information appearing in this report.

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

In May 2014 the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU No. 2014-09 requires an entity to recognize revenue for the amount of consideration to which it expects to be entitled for the transfer of promised goods or services to customers. Additionally, ASU No. 2014-09 requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. The standard will replace most existing revenue recognition guidance in GAAP when it becomes effective. ASU No. 2014-09 is effective for financial statements issued for annual reporting periods beginning after December 15, 2016 and interim periods within those years. In August 2015 the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date which deferred the effective date of ASU No. 2014-09 by one year, making the guidance effective for fiscal years beginning after December 15, 2017. Early adoption will be permitted, but not earlier than the original effective date for annual and interim periods. We are currently evaluating the impact of ASU No. 2014-09, and based on the nature and timing of a predominant amount of our revenues which are from store point-of-sale and e-commerce transactions, implementation is not expected to materially impact our consolidated financial statements. Additionally, we continue to evaluate whether there will be any impact to our contract-based revenues under ASU No. 2014-09, as well as the overall presentation of required disclosures. We will adopt ASU No. 2014-09 on February 4, 2018 and expect to utilize the modified retrospective approach, which requires a cumulative adjustment to retained earnings.

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

As of October 28, 2017 we had cash and cash equivalents of $2.2 million. Our cash equivalents consist of investments in money market funds that bear interest at variable rates. A change in market interest rates earned on our investments impacts the interest income and cash flows, but does not materially impact the fair market value of the financial instruments. Due to the low balance, average maturity and conservative nature of our investment portfolio, we believe a sudden change in interest rates would not have a material effect on the value of our investment portfolio. The impact on our future interest income resulting from changes in investment yields will depend largely on the gross amount of our investment portfolio at that time. However, based upon the conservative nature of our investment portfolio and current experience, we do not believe a decrease in investment yields would have a material negative effect on our interest income.

As of October 28, 2017 the components of our debt portfolio were the $24.6 million principal balance of our Term Loan, the $7.1 million and $2.9 million principal balances of our equipment notes, and the $70.0 million Credit Facility. Each of the components of our debt portfolio are denominated in United States dollars. The fair value of the debt portfolio is referred to as the “debt value.”

The equipment notes bear interest at a weighted fixed rate of 6.09%. Although a change in market interest rates would not affect the interest incurred or cash flow related to this fixed rate portion of the debt portfolio, the debt value would be affected.

The Term Loan carries a variable interest rate that is tied to market indices, which was 8.74% as of October 28, 2017 (“current rate”), with a minimum annual rate of 8.50%. The sensitivity analysis as it relates to this portion of our debt portfolio assumes an instantaneous 100 basis point move in interest rates above and below the current rate, with all other variables held constant. The debt value of the Term Loan is approximately $24.6 million. A 100 basis point increase in market interest rates above the current rate would result in additional annual interest expense on the Term Loan of approximately $0.2 million. A 100 basis point decline in market interest rates below the current rate would have a nominal effect on our annual interest expense on the Term Loan due to the minimum threshold.

Our Credit Facility has variable interest rates that are tied to market indices. As of October 28, 2017 we had $8.2 million of direct borrowings and $7.3 million of letters of credit outstanding under our Credit Facility. As of October 28, 2017 Tranche A borrowings under the Credit Facility would have resulted in interest at a rate between 2.74% and 4.75% per annum. Interest on any future borrowings under the Credit Facility would, to the extent of outstanding borrowings, be affected by changes in market interest rates. A change in market interest rates on the variable rate portion of our debt portfolio would impact the interest expense incurred and cash flows.

The sensitivity analysis as it relates to the fixed rate portion of our debt portfolio assumes an instantaneous 100 basis point move in interest rates from their levels as of October 28, 2017, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the value of the debt by approximately $0.1 million as of October 28, 2017. A 100 basis point decline in market interest rates would cause the debt value to increase by approximately $0.1 million as of October 28, 2017.

Other than as described above, we do not believe that the market risk exposure on other financial instruments is material.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to our management on a timely basis to allow decisions regarding required disclosure. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of October 28, 2017. Based on this evaluation, the Company’s interim Chief Executive Officer and Chief Financial Officer have concluded that as of October 28, 2017 these controls and procedures were effective.

Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the fiscal quarter ended October 28, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table provides information about purchases by us during the three month period July 30, 2017 to October 28, 2017 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2)

July 30 to August 26, 2017	1,337	$1.63	—	—
August 27 to September 30, 2017	4,713	$1.09	—	—
October 1 to October 28, 2017	—	—	—	—
Total	6,050	$1.21	—	—

(1)	Represents shares reacquired directly from certain employees to satisfy income tax withholding obligations for such employees in connection with restricted stock awards that vested during the period.
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

†*10.1

Separation and Release Agreement dated September 7, 2017, between the Company and Anthony M. Romano (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 7, 2017 (the “September 7, 2017 Form 8-K”))

†*10.2	Letter Agreement dated September 7, 2017, between the Company and B. Allen Weinstein (Exhibit 10.2 to the September 7, 2017 Form 8-K)

*10.3	Destination Maternity Corporation Amended and Restated 2005 Equity Incentive Plan, adopted as of October 19, 2017 (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 19, 2017)

†10.4	Retention Agreement dated October 19, 2017, between the Company and Ronald J. Masciantonio

†10.5	Retention Agreement dated October 19, 2017, between the Company and David Stern

†10.6	Transition Agreement dated November 10, 2017, between the Company and David L. Courtright

31.1	Certification of the Interim Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Executive Vice President & Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Interim Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Executive Vice President & Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference

†	Management contract or compensatory plan or arrangement

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Destination Maternity Corporation

Date: December 7, 2017	By:	/s/ B. Allen Weinstein
B. Allen Weinstein
Interim Chief Executive Officer

Date: December 7, 2017	By:	/s/ David Stern
David Stern
Executive Vice President & Chief Financial Officer