Form 10-K
period 2018-02-03
Destination Maternity Corp
filed 2018-04-19
CIK 896985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 3, 2018

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed using $1.71, the price at which the common equity was last sold as of July 28, 2017 (the last trading day of the Registrant’s most recently completed second fiscal quarter), was approximately $24,000,000.

On April 6, 2018 there were 14,677,265 shares of the Registrant’s common stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with our next Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

PART I

We define our fiscal year as the 52 or 53 week period ending on the Saturday closest to January 31.  This annual report is for the 53 week fiscal year ended February 3, 2018 (fiscal 2017).  The fiscal years ended January 31, 2017 (fiscal 2016) and January 30, 2016 (fiscal 2015) consisted of 52 weeks.  In December 2014 we announced a change of our fiscal year end from September 30 to the Saturday closest to January 31.  We had a transition period from October 1, 2014 through January 31, 2015 and filed a Transition Report on Form 10-Q for such transition period.  References in this Form 10-K to our fiscal years prior to fiscal 2015 refer to the fiscal years ended on September 30 in those years.

As used in this report, the term “retail locations” includes our stores and leased departments and excludes international franchised locations. As used in this report, “stores” means our stand-alone stores that we operate in the United States, Canada and Puerto Rico. As used in this report, the term “GAAP” refers to generally accepted accounting principles in the United States.

Item 1.	Business

Overview

We are the leading designer and omni-channel retailer of maternity apparel in the United States, with the only nationwide chain of maternity apparel specialty stores, as well as a deep and expansive assortment available through multiple online distribution points, including our three brand-specific websites. As of February 3, 2018 we operate 1,124 retail locations, including 487 stores in the United States, Canada and Puerto Rico, and 637 leased departments located within department stores and baby specialty stores throughout the United States and in Puerto Rico. We also sell our merchandise on the Internet, primarily through our Motherhood.com, APeaInThePod.com and DestinationMaternity.com websites. We also sell our merchandise through our Canadian website, MotherhoodCanada.ca, through Amazon.com in the United States, and through websites of certain of our retail partners, including Macys.com.  Our 487 stores operate under three retail nameplates: Motherhood Maternity®, A Pea in the Pod® and Destination Maternity®. We also operate 637 leased departments within leading retailers such as Macy’s®, buybuy BABY® and Boscov’s®. Generally we are the exclusive maternity apparel provider in our leased department locations.

We maintain our leading position through our two key brands, which enable us to reach a broad range of maternity customers. Through our stores and certain of our leased departments, we offer maternity apparel under one or both of our two primary brands, Motherhood Maternity (“Motherhood” or “Motherhood Maternity”) at value prices and A Pea in the Pod (“Pea” or “A Pea in the Pod”) at both contemporary and premium prices. Our A Pea in the Pod Collection® (“Pea Collection”) is the distinctive premier maternity apparel line within the A Pea in the Pod brand, featuring exclusive designer label product at premium prices.

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

In fiscal 2017 we opened seven stores and closed 35 stores, primarily consisting of closings of underperforming stores. In recent years we have evaluated our retail store base to identify and, in many cases, close underperforming stores where we can do so without disproportionate exit cost.

Currently, we operate 28 stores and five leased departments in Canada, including 24 Motherhood stores, three Destination Maternity combo stores and one Destination Maternity superstore, and a Motherhood website under a Canadian URL (MotherhoodCanada.ca). In addition, we have international store and product supply relationships in the Middle East, South Korea, Mexico, Israel and India. As of February 3, 2018, we have 188 international franchised locations, comprised of 15 stand-alone stores  173 shop-in-shop locations, in which we have a Company-branded department operated by our franchise partners within other retail stores.

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

Our Competitive Strengths

We are the leader in maternity apparel.     We are the leading designer and omni-channel retailer of maternity apparel in the United States, with the only nationwide chain of maternity apparel specialty stores, as well as a deep and expansive assortment available through multiple online distribution points, including our three brand-specific websites. We believe that our brands are the most recognized in maternity apparel. We have established a broad and diverse distribution network, with stores and leased departments in a wide range of geographic areas and retailing venues (both within and outside of the United States), as well as e-commerce sales through our own brand-specific web-sites, and third-party e-commerce sites includingMacys.com and Amazon.com. In addition, we have a leading position across all major price points of maternity apparel through our retail store nameplates and our brands. Our exclusive focus on maternity apparel and our leadership position enable us to gain a comprehensive understanding of the needs of our maternity customers and keep abreast of fashion and product developments that meet her style.

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

We are vertically integrated.     We design and contract for the manufacture of over 90% of the merchandise we sell. We believe that vertical integration enables us to offer the broadest assortment of maternity apparel, to respond quickly to fashion trends, to ensure product quality, to improve product gross margins and to optimize in-stock levels.

We are able to enhance our leadership position by distributing our products through multiple distribution points, including online as well as through our leased department relationships.  In addition to our 487 stores, we distribute our product online through our ecommerce websites (Motherhood.com, APeaInThePod.com, DestinationMaternity.com and MotherhoodCanada.ca) and third party websites (such as Amazon.com and Macys.com), as well as through our 637 leased departments located within department stores and baby specialty stores throughout the United States and in Puerto Rico, namely Macy’s, buybuy BABY and Boscov’s. Generally we are the exclusive maternity apparel provider in our leased department locations. We believe that we have an opportunity to increase the sales and profit we generate from our current online distribution points and leased department relationships by growing and improving our performance in these channels.  In addition we believe we have the opportunity to increase our sales and profit further through the select addition of new digital and brick and mortar distribution points with new retail partners.

We have an experienced management team.     We have an executive management team with significant experience in all aspects of the retail and apparel business, including our interim Chief Executive Officer (“CEO”) Melissa Payner-Gregor, who has over 20 years of experience in specialty retail, our Chief Financial Officer (“CFO”), David Stern, who has over 15 years of senior financial management experience, including over nine years of experience with retail organizations, and our Chief Administrative Officer, Ronald Masciantonio, who has over a decade of senior management experience at Destination Maternity.  Our executive management team is complemented by experienced specialty retail executives across all disciplines of our Company.

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

A Pea in the Pod.     Our A Pea in the Pod brand is a contemporary, fashion-forward assortment including a curated selection of exclusive designer labels at better and premium pricing, offering customers fashionable maternity pieces that reflect her uncompromising sense of style in both casual and career apparel. In our stores that carry A Pea in the Pod brand merchandise, we also offer exclusive maternity versions of select styles from well-known designer and contemporary brands, where we have assisted in developing these maternity versions. We believe that the typical Pea customer shops at upscale department stores and specialty apparel chains when she is not expecting, with the Pea Collection customer typically shopping at higher-end department stores and designer boutiques when she is not expecting.

Retail Nameplates

We sell maternity apparel through our stores, and our leased department and licensed brand relationships, identified in the table below.

Store Nameplate	Description of Target Location	Brand(s) Carried	Typical Apparel Price Range	Average Size (Sq. Ft.)
Stores:

Motherhood Maternity	Mid-priced and moderate regional malls, strip and power centers, and central business districts	Motherhood	$10 - $50	1,800
A Pea in the Pod	Mid-priced and high-end regional malls, lifestyle centers, central business districts and some stand-alone stores in affluent street locations	Pea (including, in some cases, Pea Collection)	$25 - $300	2,100
Destination Maternity	Combo stores located in mid-priced regional malls and lifestyle centers	Motherhood; Pea (including, in some cases, Pea Collection)	$10 - $300	Combo stores 2,900
	Superstores located primarily in outdoor and power centers and central business districts			Superstores 5,700
Leased Departments:

Macy’s	Mid-priced regional malls	Motherhood; Pea (including, in some cases, Pea Collection)	$10 - $300	—
buybuy BABY	Big box power centers	Motherhood; Pea	$10 - $115	—
Boscov’s	Mid-priced and moderate regional malls	Motherhood	$10 - $50	—

The following table sets forth our store count by nameplate as of February 3, 2018.

Store Nameplate	Number of Stores
Motherhood Maternity	385
A Pea in the Pod	27
Destination Maternity:
Combo stores	43
Superstores	32
Total Destination Maternity stores	75
Total stores (1)	487

(1)	Excludes leased departments and international franchised locations.

We believe our ability to lease attractive real estate locations is enhanced due to the brand awareness of our concepts, our multiple price point approach, our highly sought-after maternity customer and our real estate management and procurement capabilities. We are the only maternity apparel retailer to provide mall operators with differently priced retail concepts, depending on the mall’s target demographics. We are also able to provide varied store formats for malls whose maternity customers seek a wide range of price alternatives. In addition, in the case of multi-mall operators, we have the flexibility to provide several stores across multiple malls.

Motherhood Maternity Stores.     Motherhood Maternity is our largest chain with 385 stores as of February 3, 2018. Our Motherhood Maternity brand serves the moderate priced portion of the maternity apparel business, which has the greatest number of customers. The Motherhood brand is positioned with an expansive on-trend fashion assortment ranging from wardrobe essentials to special occasion, offering quality merchandise at affordable value. Motherhood stores average approximately 1,800 square feet and are located primarily in mid-priced and moderate regional malls, strip and power centers, and central business districts. Motherhood stores include 96 outlet locations that carry Motherhood-branded merchandise as well as some closeout merchandise. In fiscal 2017 we opened five new Motherhood stores including outlets and closed 29 Motherhood stores including outlets. As of February 03, 2018, we operated 24 Motherhood stores in Canada and believe that market opportunities may permit us to open additional stores in Canada in the future.

A Pea in the Pod Stores.     As of February 3, 2018, we had 27 A Pea in the Pod stores. Our A Pea in the Pod brand is a contemporary, fashion-forward assortment including a curated selection of exclusive designer labels at better and premium pricing, offering customers fashionable maternity pieces. A Pea in the Pod stores average approximately 2,100 square feet and are located in mid-priced regional malls, lifestyle centers and central business districts while others are located in upscale venues, including Beverly Hills, Water Tower Place (Chicago), South Coast Plaza (Orange County, California) and Newbury Street (Boston). In fiscal 2017 we opened two Pea stores and closed one Pea store.

Destination Maternity Stores.     As of February 3, 2018, we had 75 Destination Maternity nameplate stores averaging approximately 4,200 square feet, including 43 Destination Maternity combo stores and 32 Destination Maternity superstores. Our Destination Maternity stores carry both of our primary brands (Motherhood and Pea). Our Destination Maternity combo stores are larger (average of approximately 2,900 square feet) than our single-brand stores. Our Destination Maternity superstores carry both of our primary brands, plus an expanded line of maternity-related accessories, nursing products, health and fitness products, books, and body and nutritional products. Our Destination Maternity superstores also typically feature a “relax area” for husbands and shoppers alike, and an inside play area for the pregnant mom’s toddlers and young children. Destination Maternity superstores average  approximately 5,700 square feet for the 32 stores open as of February 3, 2018. In fiscal 2017 we did not open any Destination Maternity stores and closed five Destination Maternity stores.

Leased Departments.     In addition to the stores we operate, we have arrangements with department stores and baby specialty stores, including Macy’s, buybuy BABY and Boscov’s to operate maternity apparel departments in their stores. Generally, we are the exclusive maternity apparel provider in our leased department locations. We staff these leased departments at varying levels and maintain control of the pricing and promotional terms, as well as the timing and degree of the markdowns of our merchandise that is sold in the leased departments. We operate our leased departments during the same hours and days as the host store and are responsible for replenishment of the merchandise in the leased departments. These leased departments typically involve the lease partner collecting all of the revenue from the leased department. The revenue is remitted to us, less a fixed percentage of the net sales earned by the lease partner as stipulated in each agreement.

The following table sets forth our leased department count by retail partner as of February 3, 2018.

Retail Partner	Number of Leased Departments
Macy’s	475
buybuy BABY	116
Boscov’s	46
Total leased departments (1)	637

(1)	Excludes international franchised locations.

International.      Currently, we operate 28 stores and five leased departments in Canada, including 24 Motherhood stores, three Destination Maternity combo stores and one Destination Maternity superstore, and a Motherhood website under a Canadian URL (MotherhoodCanada.ca).

We have a franchise agreement with Multi Trend, a member of the Al-Homaizi Group, covering six key markets in the Middle East. As of February 3, 2018, our Motherhood and Pea merchandise is offered in 14 franchise stores operating in the Middle East.

We have a franchise agreement with Agabang & Company to sell our brands in South Korea. Our Motherhood and Pea merchandise is available for sale in maternity shop-in-shops operated by Agabang in its Agabang Gallery and Nextmom stores (which carry infant and children’s apparel and non-apparel merchandise, as well as maternity apparel) and other retail stores, and in franchise stores in South Korea. As of February 3, 2018, our Motherhood and Pea merchandise is offered in 38 shop-in-shops and one franchise store in South Korea.

We have a franchise agreement with El Puerto de Liverpool, S.A.B. de C.V., the largest department store company in Mexico. Our Motherhood and Pea merchandise is available for sale primarily in maternity shop-in-shops located in Liverpool’s department stores (which carry a wide range of products, including infant and children’s apparel and non-apparel merchandise, as well as maternity apparel) throughout Mexico. As of Feburary3, 2018 our Motherhood and Pea merchandise is offered in 102 shop-in-shops in Mexico.

We have a franchise agreement with H&O Fashion Ltd., one of Israel's largest and dominant fashion-retail chains. Our Motherhood and Pea merchandise is offered through shop-in-shops in select H&O stores. As of February 03, 2018, our Motherhood and Pea merchandise is offered in 33 shop-in-shops in Israel.

We have a franchise agreement with Rhea Retail Private Limited, a leader in the sale of women’s, children’s, and infants’ clothing and accessories in India, however, as of February 3, 2018, our merchandise is not offered in any locations.

We continue to evaluate other international sales opportunities. As our franchise relationships to date demonstrate, our initial international strategy has primarily consisted of franchising, licensing or similar arrangements with foreign partners. Our future international strategy may include increased e-commerce distribution, franchising or licensing arrangements with foreign partners, as well as potentially entering into wholesale business arrangements, entering into joint ventures or developing our own operations in certain countries.

Internet Operations

We sell our merchandise on the Internet primarily through our brand-specific websites, Motherhood.com and APeaInThePod.com, as well as through our DestinationMaternity.com website. We also sell our merchandise through our Canadian website, MotherhoodCanada.ca, as well as through Amazon.com and Macys.com in the United States. We believe that many pregnant women, particularly millennials, use the Internet to find maternity-related information and to purchase maternity clothes. Our websites are therefore important tools for educating existing and potential customers about our brands and driving traffic to our stores. Our marketing and technology capabilities and the replenishment capabilities of our distribution facilities and stores enable us to incorporate Internet design, operations and fulfillment into our existing operations. Our brand-specific sites were re-launched in in the first quarter of 2017 after a complete re-platforming of each of our sites through integration with a best-in-class enterprise cloud commerce solution. The provider is the category-defining leader of enterprise cloud commerce solutions used by a variety of best-in-class Internet retailers, including a significant number of fashion focused specialty retailers. We believe this integration is currently helping and will continue to help us keep current with the ever-changing digital landscape while focusing our efforts on our core merchandising and operational strengths.   We believe that our Internet operations (both through our existing ecommerce distribution points and, perhaps, new ecommerce distribution points) represent a continued growth opportunity for us to increase sales and profit in all channels.

Marketing Partnerships

We believe our customers, particularly first-time mothers, are entering a new life stage that drives widespread changes in purchasing needs and behavior, thus making our maternity customer and her family a highly-valued demographic for a range of consumer products and services companies. We have been able to leverage the relationship we have with our customers to earn incremental revenues. We expect to continue to expand and leverage the relationship we have with our customers and earn incremental revenues through a variety of marketing partnership programs utilizing our extensive opt-in customer database and various in-store and online marketing initiatives, which help introduce our customers to various baby and parent-related products and services offered by leading third-party consumer products companies.

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

Design.     The design of our products begins with a review of global runway trends, current non-maternity retail fashion trends, fashion reporting service information and fabric samples. The designers review our best-selling items from prior seasons and integrate current fashion ideas from the non-maternity apparel business.

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

Production and Distribution

Our direct supply chain manufactures over 90% of our apparel, predominantly outside of the United States. In fiscal 2017 we continued to focus on the supply chain reducing the number of factories and balance our global footprint, to improve costs, streamline operations, ensure quality and improve speed to market. We maintain the flexibility to add new contractors, if necessary, to fulfill our sourcing needs. No individual vendor/factory represents a material portion of our production. A majority of our merchandise is purchased “full package” as finished product made to our specifications, typically utilizing our designs. Substantially all the merchandise produced outside of the United States is paid for in US dollars.

Our production personnel work with our supply chain to ensure, compliance with our design specifications and timely delivery of finished goods from concept through to finished product. We use a third-party consulting firm to help monitor working conditions at our contractors’ facilities on a global basis ensuring social compliance standards are followed.

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

Since 2003 we have been certified to participate in Customs-Trade Partnership Against Terrorism (“C-TPAT”), a United States Department of Homeland Security sponsored program, with United States Customs and Border Protection (“U.S. Customs”), through which we implement and monitor our procedures to manage the security of our supply chain as part of the effort to protect the United States and our imported products against potential acts of terrorism. Since 2005 we have been certified to participate in the Importer Self-Assessment Program (“ISA”), a U.S. Customs program available only to C-TPAT participants with strong internal controls. Through our participation in the ISA program, we assume responsibility for monitoring our own compliance activities with applicable U.S. Customs regulations in exchange for certain benefits, which may help increase efficiency in importing. These benefits include exemption from certain government audits, increased speed of cargo release from U.S. Customs, front of the line access to U.S. Customs cargo exams, enhanced prior disclosure rights from U.S. Customs in the event of alleged trade violations, availability of voluntary additional compliance guidance from U.S. Customs, and less intrusive government oversight of trade compliance. In 2010 we were granted Tier 3 Status within the C-TPAT program, the highest level of recognition currently available. Our Tier 3 Status was revalidated in January 2018. In 2013 we participated in a revalidation of our C-TPAT process in Vietnam with U.S. Customs.

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

Information Technology Systems

Historically, our information technology systems have been developed in-house or highly customized versions of external software with our custom Enterprise Resource Planning (“ERP”) system serving as the central brain of most of our systems, including our core merchandising system. Our current ERP system manages our production inventories, documentation, purchase orders and scheduling. In addition, we have an in-house developed Internet-based point-of-sale system that provides daily access to financial and merchandising information in addition to payment processing. This point-of-sale system feeds information back to the ERP for use in our core merchandising tasks.

Although our current systems, including our in-house developed ERP and point of sale systems, are serviceable and adequate to meet our business needs, we continue to move forward with plans for modernization of our technology portfolio. In fiscal 2016 we completed the implementation of a best-in-class tool for inventory allocation. In addition, we have implemented a market leading payment processing solution which greatly improves the security of cardholder data and enables EMV-compliant payment processing in our stores. We also did substantial work in implementing our new web platform and re-launching each of our ecommerce sites,  which went live in the first quarter of fiscal 2017.

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

Advertising and Marketing

Our advertising and marketing program serves to strengthen the power of our brands, to drive traffic to our stores, to increase customer loyalty and word-of-mouth referrals, and to support our e-commerce platforms. The key objectives of our marketing strategy are helping every new customer discover our brands and recognize us as the authority in maternity fashion; motivating her to purchase; reaffirming that her decision to shop with us was the right one; and creating a memorable experience that she will share.

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

Competition

Our business is highly competitive and characterized by low barriers to entry, especially online. The following are several factors important to competing successfully in the retail apparel industry: ability to anticipate fashion trends and customer preferences; product procurement and pricing; breadth of selection in sizes, colors and styles of merchandise; inventory control; quality of merchandise; store design and location; visual presentation and advertising; customer service; and reputation. We face competition in our maternity apparel lines from various sources, including department stores, specialty retail chains, discount stores, independent retail stores and catalog and Internet-based retailers, from both new and existing competitors. Many of our competitors are larger and have substantially greater financial and other resources than us. Our better and premium-priced merchandise faces a highly fragmented competitive landscape that includes locally based, single unit retailers, as well as a handful of multi-unit maternity operations. In the value-priced maternity apparel business, we currently face competition on a nationwide basis from retailers such as Gap®, H&M®, Old Navy®, Target® and Wal-Mart®. Substantially all these competitors also sell maternity apparel on their websites. We also face increasing competition from Internet-based retailers such as ASOS, Pink Blush, Zulily and Hatch.

Employees

As of February 3, 2018, we had approximately 1,100 full-time and 2,600 part-time employees. None of our employees are covered by a collective bargaining agreement. We consider our employee relations to be good.

Executive Officers of the Company

The following table sets forth the name, age and position of each of our executive officers:

Name	Age	Position
Melissa Payner-Gregor	59	Interim Chief Executive Officer
David Stern	51	Executive Vice President & Chief Financial Officer
Ronald J. Masciantonio	41	Executive Vice President & Chief Administrative Officer

Melissa Payner-Gregor was appointed Interim Chief Executive Officer on January 3, 2018.  Ms. Payner-Gregor has served as a director of the Destination Maternity Board since August 2009.  Prior to her appointment Ms. Payner-Gregor was working as a consultant for several retail/e-commerce companies.  She served as an advisor to Bluefly, Inc. in 2015, having previously served as the company’s Chief Executive Officer from 2004 to 2012 and as President in 2003.  Prior to joining Bluefly, Ms. Payner-Gregor held senior management positions with prominent retail and consumer products companies, including Chief Executive Officer and President of Spiegel Catalog and President of Chico’s FAS.

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

Ronald J. Masciantonio has served as our Executive Vice President & Chief Administrative Officer since November 2012. From November 2012 to August 2013 Mr. Masciantonio also served as our General Counsel. From November 2011 until November 2012 Mr. Masciantonio served as our Executive Vice President & General Counsel, having previously served as our Senior Vice President & General Counsel from April 2010 to November 2011 and, prior to that, as our Vice President & General Counsel from August 2006. In August 2006 Mr. Masciantonio rejoined us, after having previously served as our Assistant General Counsel from February 2004 to May 2005. From May 2005 to August 2006 Mr. Masciantonio was Assistant General Counsel, North America for

Taylor Nelson Sofres, N.A., a market research company with global headquarters in London, England. Prior to joining us originally in February 2004 Mr. Masciantonio was an Associate at the law firm of Pepper Hamilton LLP in Philadelphia, Pennsylvania from September 2001 to February 2004. Mr. Masciantonio earned a Juris Doctorate legal degree from Temple University School of Law in Philadelphia, Pennsylvania. Mr. Masciantonio is also Vice Chairman Finance & Treasurer of the Chamber of Commerce of Southern Jersey.

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

Our sales, comparable sales and quarterly results of operations have fluctuated in the past and can be expected to continue to fluctuate in the future and are affected by a variety of factors, including:

•	customer traffic and conversion in our retail locations and e-commerce web-sites;
•	the timing of the fulfillment of purchase orders under our wholesale arrangements;
•	any disruption to our operations that may arise in connection with the implementation of system enhancements;
•	the extent of cannibalization of sales volume of some of our existing retail locations by new retail locations in the same geographic markets or by our e-commerce websites;
•	changes in our merchandise mix;
•	any repositioning of our brands;
•	general economic conditions and, in particular, the retail sales environment;
•	calendar shifts, including shifts of holiday or seasonal periods, occurring in a given calendar period;
•	changes in pregnancy rates and birth rates;
•	actions of competitors;
•	the level of success and/or actions of anchor tenants where we have stores, leased department or wholesale relationships;
•	the impact, timing and success of our efforts to expand our product category offerings through various channels of business;
•	the opening of new stores, the closing of existing stores, and the success of our leased department and wholesale relationships;
•	the timing of new store openings, and leased department and international franchised business openings;
•	fashion trends; and
•	weather conditions and seasonality.

If, at any time, our sales, comparable sales or quarterly results of operations decline or do not meet the expectations of investors, the price of our common stock could decline substantially.

Our business depends on sustained demand for maternity clothing and is sensitive to birth rates, women’s fashion trends, economic conditions and consumer spending.

Our business depends upon sustained demand for maternity clothing. Our future performance will be subject to a number of factors beyond our control, including demographic changes, fashion trends, economic conditions, consumer spending and general health concerns that may impact the number of pregnant women. If demand for maternity clothing were to decline for any reason, such as a decrease in the number of pregnancies, our operating results could be materially and adversely affected. For example, according to the United States Census Bureau and United States Centers for Disease Control and Prevention, births declined a total of approximately 8.6% from calendar 2007 to calendar 2016. Although recent statistics suggest that this trend has slowed or reversed, if this trend had continued it could negatively affect our business and results of operations. Additionally, our operating results could be materially and adversely affected if certain non-maternity women’s apparel fashions have a more pregnancy-friendly fit. For example, at times, when fashion trends favored, we have been negatively impacted by the popularity of many looser-fitting fashion trends in the non-maternity women’s apparel market, such as maxi dresses, baby doll dresses, active bottoms with elastic waists, other soft knit elastic-waist bottoms and shorts, and oversized peasant-style woven tops, all of which can more readily fit a pregnant woman than typical non-maternity fashions, and could thus be purchased in numerous non-maternity retail stores. Downturns, or the expectation of a downturn, in general economic conditions could materially and adversely affect consumer spending patterns, our business, financial condition and results of operations. In addition, the specialty apparel retail business historically has been subject to cyclical variations. Consumer purchases of specialty apparel products, including maternity wear, may decline during recessionary periods and at other times when disposable income is lower. Declines in consumer spending patterns may have a more negative effect on apparel retailers than some other retailers. Therefore, we may not be able to maintain our historical sales and earnings, or remain as profitable, if there is a decline in consumer spending patterns. A prolonged economic downturn could have a material adverse impact on our business and results of operations.

Our business depends on effective marketing and high customer traffic.

We have many initiatives in our marketing programs particularly with regard to our ecommerce websites, and our social media presence. If our competitors increase their spending on marketing, if our marketing expenses increase, if our marketing becomes less effective than that of our competitors, if search engine algorithms change to our detriment, or if we do not adequately leverage technology and data analytics capabilities needed to generate concise competitive insight, we could experience a material adverse effect on our results of operations. A failure to sufficiently innovate or maintain adequate, effective and efficient marketing strategies could inhibit our ability to maintain brand relevance and drive increased sales.  In addition, U.S. and foreign laws and regulations that make it more difficult or costly to digitally market may impact our ability to maintain brand relevance and drive increased sales.

We depend heavily on locating our stores in successful shopping malls in order to generate customer traffic. Sales at these stores are derived, in part, from the volume of traffic in those malls. We cannot control the development of new shopping malls, the availability or cost of appropriate locations within existing or new shopping malls or the success of existing or new mall stores.

The success of all of our mall stores will depend, in part, on the ability of each mall’s anchor tenants, such as large department stores, other tenants and area attractions to generate consumer traffic in the vicinity of our stores, and the popularity of malls as shopping destinations. Our sales volume and mall traffic have been and may in the future be adversely affected by, among other things, economic downturns in a particular area, the closing of anchor tenants, competition from e-commerce retailers, non-mall retailers and other malls where we do not have stores, increases in gasoline prices and the closing or decline in popularity of other stores in the malls in which we are located. Many malls are experiencing significantly lower levels of customer traffic than in the past, driven by overall poor economic conditions as well as the closure of certain mall anchor tenants. An uncertain economic outlook could curtail new shopping mall development, decrease shopping mall traffic, reduce the number of hours that shopping mall operators keep their shopping malls open or force them to cease operations entirely. A continued reduction in mall traffic as a result of these or any other factors could have a material adverse effect on our business, results of operations and financial condition.

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

Our failure to successfully manage and expand our e-commerce business and its connectivity with our brick-and-mortar stores experience could have a material adverse impact on our business.

The expansion of our ecommerce business is one of our key strategic initiatives, as is furthering the connectivity between our ecommerce and brick-and-mortar stores (including, without limitation, through our fulfill from store and buy-online-pickup-in-store initiatives).  The successful operation of our e-commerce business depends on our ability to maintain the efficient and uninterrupted operation of our online order-taking and our fulfillment operations, and on our ability to provide a shopping experience that will generate orders and return visits to our sites and stores, including by updating our e-commerce platform to stay abreast of changing consumer shopping habits such as the significantly increased use of mobile devices to shop online.  Risks associated with our e-commerce business include:

•

risks associated with the failure of the computer systems that operate our website including, among others, inadequate system capacity, security breaches, computer viruses, human error, changes in programming, system upgrades or migration of these services to new systems;

•	risks associated with any failure to development processes and procedures to properly handle ecommerce initiated transactions in our brick-and-mortar stores;
•

unforeseen delays in technology implementation or otherwise which cause us to fail to timely implement or enhance our omnichannel initiatives such as fulfill from store and buy-online-pickup-in-store);

•	disruptions in telephone service or power outages;
•	reliance on third parties for computer hardware and software, updates as well as delivery of merchandise to our customers;
•	rapid technology changes and changes in consumer shopping habits such as the significantly increased use of mobile devices and apps to shop online;
•	credit card fraud;
•	the diversion of sales from our retail locations and other distribution points;
•	natural disasters or adverse weather conditions;
•	changes in applicable federal and state regulations;
•	negative reviews on social media;
•	liability for online content; and
•	consumer privacy and information security concerns and regulation.

Problems in any one or more of these areas could have a material adverse effect on our financial position, results of operations and cash flows, and could damage our reputation and brand.

We may not be successful in maintaining and expanding our business.

Any future growth depends significantly on:

•	our ability to successfully establish and operate through new distribution points (which could include additional digital as well as brick-and-mortar locations);
•

our ability to improve and expand our e-commerce business in an increasingly competitive environment (including by gaining the benefits from, and mitigating the risks of, our various e-commerce initiatives);

•	our ability to successfully maintain our current, leased department relationships, and to operate such leased department relationships on a profitable basis;
•	the success and profitability of our wholesale, including our ability to successfully establish new, and to maintain our current, wholesale relationships; and
•	the success and profitability of our efforts to expand our product category offerings.

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

Our ability to establish and operate new stores and our leased department relationships successfully depends on many factors, including, among others, our ability to:

•	identify and obtain suitable distribution points (both digital and brick-and-mortar), the availability of which is outside of our control;
•	negotiate favorable terms with third parties for such distribution (whether they be landlords, additional leased department partners, additional wholesale partners or digital distribution partners);
•	source sufficient levels of inventory to meet the additional distribution needs;
•	successfully address competition, merchandising and distribution challenges; and
•	hire, train and retain a sufficient number of qualified personnel to manage and operate such additional distribution opportunities.

The success and profitability of our e-commerce business depends on many factors, including, those identified previously above as well as, our ability to:

•	drive traffic to our retail websites through our, digital marketing and search engine optimization initiatives, and convert such traffic to sales efficiently and effectively;
•	changes in federal or state regulation that may impose restrictions on e-commerce or make e-commerce more costly, including privacy or other consumer protection laws;
•	breaches of Internet security; and
•	failure to keep up with changes in technology.

There can be no assurance that we will be able to grow our business and achieve our goals. For example, as part of Macy’s previously announced closure of approximately 100 stores, early in fiscal 2017 Macy’s completed closure of 68 stores, which included 59 locations where we had a leased department within the store. Even if we succeed in establishing new stores, further developing our leased department relationships, and further expanding our wholesale relationships, we cannot assure that these initiatives will achieve planned revenue or profitability levels in the time periods estimated by us, or at all. If any of these initiatives fails to achieve or is unable to sustain acceptable revenue and profitability levels, we may incur significant costs.

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

Changes to federal, state or provincial income tax legislation could have a material adverse effect on our business and results of operations

From time to time, new tax legislation is adopted by the federal government and various states or other regulatory bodies. Significant changes in tax legislation could adversely affect our business or results of operations in a material way. On December 22, 2018, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "TCJA"). The changes included in the TCJA are broad and complex. The final transition impacts of the TCJA may differ from the estimates provided elsewhere in this report, possibly materially, due to, among other things, changes in interpretations of the TCJA, any legislative action to address questions that arise because of the TCJA, any changes in accounting standards for income taxes or related interpretations in response to the TCJA, or any updates or changes to estimates we have utilized to calculate the transition impacts, including impacts from changes to current year earnings estimates. As these and other tax laws and related regulations change, our financial results could be materially impacted. Give the unpredictability of possible changes and their potential interdependency, it is very difficult to assess whether the overall effect of such potential tax changes would be cumulatively positive or negative for our earnings and cash flow, but such changes could adversely impact our financial results.

Changes in accounting standards could significantly affect our results of operations and the presentation of those results.

Changes in accounting standards, including new interpretations and applications of accounting standards, may have adverse effects on our financial condition, results of operations, and liquidity. The Financial Accounting Standards Board ("FASB") have issued and/or adopted new pronouncements that proposes numerous significant changes to current accounting standards. These new standards could significantly change the presentation of financial information and our results of operations. Additionally, the new standards may require us to make systems and other changes that increase our operating costs. Specifically, implementing the new accounting standards related to leases could require us to make significant changes to our lease management system or other accounting systems.

Our business, financial condition and results of operations may be materially and adversely impacted at any time by a significant number of competitors.

We operate in a highly competitive environment characterized by few barriers to entry. We compete against department stores, specialty retail chains, discount stores, independent retail stores and catalog and Internet-based retailers. Many of our competitors are larger and have substantially greater financial and other resources than us. Further, we do not typically advertise using television and radio media and thus do not reach customers through means our competitors may use. Our mid- and premium-priced merchandise faces a highly fragmented competitive landscape that includes locally-based, single-unit retailers, as well as a handful of multi-unit maternity operations. In the value-priced maternity apparel business, we face competition on a nationwide basis from retailers such as Gap, H&M, Old Navy, Target and Wal-Mart. Substantially all of these competitors also sell maternity apparel on their websites. We also face increasing competition from Internet-based retailers such as ASOS, Pink Blush, Zulily and Hatch, as well as various competitors who sell through marketplace sites.  Our business, financial condition and results of operations may be materially and adversely affected by this competition, including the potential for increased competition in the future. For example, the maternity apparel business has previously experienced oversupply conditions due to increased competition, which resulted in a greater level of industry-wide markdowns and markdowns recognized by us on sales from our retail locations. There can be no assurance that these conditions will not occur again or worsen.

Our relationships with third-party retailers may not be successful.

We cannot guarantee successful results from or the continuation of our leased department relationships with third-party retailers such as Macy’s, buybuy BABY and Boscov’s or any of our wholesale relationships. Under our agreements with our retail partners, those partners do not make any promises or representations as to the potential amount of business we can expect from the sale of our product through their distribution points. The success of our business third-party retailers is highly dependent on the actions and decisions of such third-party retailers, which are outside of our control. The retailers could limit the merchandise carried, close stores, go out of business or terminate their agreements with us. Our failure to properly manage our third-party retailer business (including any failure by us in timely delivering goods to any third-party retailer or any failure to respond to the actions of, or changes in, business conditions at third-party retailers) would have a direct impact on the profitability and continuation of these relationships.

Our relationships with third-party retailers may be terminated at any time.

We cannot guarantee the continuation of our relationships with third-party retailers.  Such retailers can discontinue our products at any time and offer a competitor’s maternity apparel products, or none at all. The contractual commitments of our retailer customers are not long-term in nature. Continued positive relations with a retailer depend upon various factors, including price, customer service, consumer demand and competition. Certain of our third-party retailer partners have multiple vendor policies and may seek to offer a competitor’s products or services at new or existing locations. If any significant retailer materially reduces, terminates or is unwilling to expand its relationship with us, or requires price reductions or other adverse modifications in our selling terms, our sales would suffer.

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

We cannot guarantee successful results from the continuation of, or the expansion of, our marketing partnership programs which utilize our opt-in customer database and various in-store marketing initiatives. The success of our marketing partnership programs is highly dependent on the actions and decisions of the third-party consumer products companies to whom we provide these services. Should these third-party consumer products companies decide to limit the services provided by us, go out of business or terminate their agreements with us, our business, financial condition and results of operations could be materially and adversely affected. Further, there is no guarantee that we will be able to expand this part of our business through agreements with new third parties. In addition, our ability to provide the services is highly dependent on our successful collection of opt-in customer data (which is a direct result of customer traffic to our stores and, to a lesser extent, our websites) as well as applicable law relating to the collection and transfer of the personally identifiable information of our customers. A failure on our part to collect adequate amounts of customer data or any change in state, local or federal law which further restricts our ability to collect this information could cause us to terminate or limit the services we can provide to the third-party consumer products companies and would ultimately adversely affect our revenue from these relationships. Further, although we believe there may be an opportunity to more actively market our full customer database to a much broader range of consumer products and services companies that market to families with children, we cannot guarantee that these efforts will be successful.

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

An inability to generate sufficient cash could have important consequences. For example, it could:

•	increase our vulnerability to general adverse economic and industry conditions;
•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•	place us at a competitive disadvantage compared to our competitors;
•	limit our ability to borrow money;
•	make it more difficult for us to open new stores or improve or expand existing stores;

•	limit our ability to invest in infrastructure or adequately promote our e-commerce activity;
•	require us to incur significant additional indebtedness; and
•	make it more difficult for us to pursue strategic acquisitions, alliances and partnerships.

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

If we fail to comply with covenants, representations or warranties under our debt agreements and do not either receive a waiver or amendment from our lenders or refinance the indebtedness subject to such agreements, such failure could trigger a default under our debt agreements. If we default, the lenders under those debt agreements could declare all borrowings owed to them, including accrued interest and other fees, to be due and payable, which declaration could have an adverse impact on our business and results of operations.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Our $25.0 million term loan bears interest at a variable rate equal to a LIBOR rate plus 9.00%. Borrowings under our $50.0 million revolving credit facility bear interest at a variable rate equal to, at our election, either the lender’s base rate plus 0.50%, or a LIBOR rate plus 1.50%. Additional borrowings under our revolving credit facility, which could significantly increase in the future, would bear interest at a variable rate. We have exposure for the variable interest rate indebtedness under these debt instruments and, as a result, an increase in interest rates could result in a substantial increase in interest expense, especially if borrowings under our revolving credit facility increase.

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

These limitations and restrictions may materially and adversely affect our ability to finance our future operations or capital needs or engage in other business activities that may be in our best interests. In addition, our ability to borrow under the credit facility is subject to the borrowing base requirements of both our term loan and our credit facility agreements. If we breach any of the covenants under our term loan and credit facility agreements, we may be in default under either or both of these agreements. If we default, the lenders under our term loan agreement and the lender under our credit facility agreement could declare all borrowings owed to them, including accrued interest and other fees, to be due and payable. Moreover, our term loan and credit facility agreements provide the lenders considerable discretion to impose reserves or availability blocks, which could materially impair the amount of borrowings that would otherwise be available to us. There can be no assurance that the lenders under the term loan and credit facility agreements will not impose such actions during the term of the debt facility and further, were they to do so, the resulting impact of this action could materially and adversely impair our liquidity.

We depend on our senior leadership team and may not be able to retain or replace these employees or recruit additional qualified personnel, which would harm our business.

Our business and success is materially dependent on attracting and retaining members of our senior leadership team to formulate and execute the Company’s strategic and business plans.  In particular, although we currently have a director serving as our interim Chief Executive Officer, we are currently without a permanent Chief Executive Officer.  The failure to recruit and hire a new Chief Executive Officer in a timely manner, or the loss of the services of any of our other senior executives, particularly during this transitionary period, could have a material adverse effect on our business and prospects.  Leadership changes can be inherently difficult to manage and may cause material disruption to our business or management team.  Changes in senior management could lead to an environment that lacks inspiration and/or a lack of commitment by our employees, which could have a material adverse effect on our business.

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

Recently, political discourse in the United States has increasingly focused on ways to discourage United States corporations from outsourcing manufacturing and production activities to foreign jurisdictions. Tax proposals may include changes, which could, if implemented, have an adverse impact on us, or new import tariffs, which could adversely affect us because we sell products that are principally manufactured outside the United States. It has also been suggested that the United States may materially modify or withdraw from some of its existing trade agreements. Any of these actions, if ultimately enacted, could adversely affect our results of operations or profitability. Further, our image, the reputation of our brands and our stock price may be adversely affected if we are publicly singled out for criticism by government officials as a result of our foreign operations.

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

Historically, the operation of our vertically-integrated business model relied heavily on our internally-developed information technology systems (“IT Systems”). In particular, we have relied on point-of-sale terminals, which provide information to our core merchandise system used to track sales and inventory, and on our Internet websites through which we sell merchandise to our customers. In order to ensure that our systems are adequate to handle our anticipated business growth and are upgraded as necessary to effectively manage our store inventory and our e-commerce operations, we decided to augment our internal IT Systems with best-in-class third party solutions. In fiscal 2016 we completed the implementation of a best-in-class tool for inventory allocation. In the first quarter of fiscal 2017 we re-platformed our historically internally-managed e-commerce website to a leading third-party digital commerce solution provider, to be integrated with a third-party e-commerce order management system. The cost of these system upgrades and enhancements was significant. There can be no assurance that our investment in these new systems will be successful or that the transition to these new systems will not result in disruptions to our business. If these systems are not successful or if we suffer any such disruptions, our business and results of operations could be materially and adversely affected.

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

Failure to improve and adapt our inventory management practices to evolving business needs could adversely affect our business.

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

Our current strategic initiatives (which include further expansion of our ecommerce business, increasing the connectivity between our ecommerce business and our brick-and-mortar stores, and our expansion of our wholesale business) further emphasize the importance of increasing the efficiency and responsiveness of our supply chain. These initiatives will challenge our systems and operational approach. If we are unable to adopt our supply chain to meet the demands of these initiatives successfully our operating results could be materially adversely affected.

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

The Patient Protection and Affordable Care Act (the “ACA”) requires employers such as us to provide health insurance for all qualifying employees or pay penalties for not providing coverage. These costs were incurred beginning in fiscal 2016; however, there is no assurance that we will be able to absorb and/or pass through the costs of future heath care legislation in a manner that will not adversely impact our results or operations. Additionally, there are ongoing efforts to modify or eliminate the ACA. It is unknown what form any such modifications or any law proposed to replace the ACA would take, and how or whether it may affect our business in the future.

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

A cyber-attack may bypass the security for our IT Systems causing an IT System security breach and lead to a material disruption of our IT Systems and/or the loss of business information and/or Internet sales. Such a cyber-attack could result in any of the following:

•	theft, destruction, loss, misappropriation or release of confidential data or intellectual property;
•	operational or business delays resulting from the disruption of IT Systems and subsequent clean-up and mitigation activities;
•	negative publicity resulting in reputation or brand damage with our customers, partners or industry peers; and
•	loss of sales generated through our Internet websites through which we sell merchandise to customers, to the extent these websites are affected by a cyber-attack.

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

In 2013 we entered into a Lease Agreement (“HQ Lease”) to lease a 74,000 square foot Class A office building located  Moorestown, New Jersey. After completion of renovations, we moved into this facility in 2015 and it now serves as our corporate headquarters. The HQ Lease had an initial term of eleven years with an option to extend for an additional ten years at the expiration of the initial term.  In fiscal 2017 this lease was amended to extend the expiration date to December 2023.

In 2013 we entered into a Single-Tenant Industrial Lease (“DC Lease”) to lease a new 406,000 square foot build-to-suit building located in Florence, New Jersey. After completion of building construction and the installation and testing of our fully-integrated material handling equipment and software system, in 2015 we completed the move into our distribution center. The DC Lease has a term of 15 years. In addition, we have three option periods, each for five years, to extend the DC Lease for a total of an additional 15 years after the expiration of the initial term. We believe that our facilities will be adequate to support our anticipated distribution needs. In the event we need additional space to meet our future distribution needs, we believe that such space would be readily available.

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

As of February 3, 2018, the following numbers of store leases are set to expire during our future fiscal years ending on the Saturday nearest January 31 of each year, as listed in the table below. We do not expect the expiration of any leases to have a material adverse impact on our business or operations.

Fiscal Year Leases Expire	Number of Stores
2018	143
2019	97
2020	51
2021	35
2022	28
2023 and later	133
Total	487

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

Our common stock is traded on the Nasdaq Global Select Market under the symbol “DEST.” The following table sets forth for the periods indicated below the reported high and low sales prices of our common stock, as reported on the Nasdaq Global Select Market, and the per share amount of cash dividends paid on our common stock:

	Market Prices
	High	Low
Fiscal Year Ended February 3, 2018:
Quarter ended February 3, 2018	$3.45	$2.05
Quarter ended October 28, 2017	3.06	1.02
Quarter ended July 29, 2017	4.98	1.61
Quarter ended April 29, 2017	5.88	3.18

Fiscal Year Ended January 28, 2017:
Quarter ended January 28, 2017	$8.42	$4.83
Quarter ended October 29, 2016	7.63	4.90
Quarter ended July 30, 2016	7.17	5.03
Quarter ended April 30, 2016	10.24	6.12

As of April 11, 2017, there were 1,107 holders of record and 2,296 estimated beneficial holders of our common stock.

Our Term Loan Agreement, originally entered into in March 2016 and subsequently amended, prohibits the payment of dividends through February 1, 2021.  Accordingly, no cash dividends were paid by the Company during fiscal 2016 or fiscal 2017. We intend to retain all future earnings to finance the growth of our business, and do not, therefore, anticipate paying any cash dividends on our common stock in the foreseeable future.  Future cash dividends, if any, will be determined by our Board of Directors and will be based upon our earnings, capital requirements, financial condition, debt covenants and other factors deemed relevant by our Board of Directors.

Under our Amended and Restated 2005 Equity Incentive Plan (the “2005 Plan”) awards may be granted in the form of options, stock appreciation rights, restricted stock, restricted stock units or deferred stock units. Up to 3,550,000 shares of our common stock may be issued in respect of awards under our 2005 Plan. No more than 2,250,000 of those shares are permitted to be issued in respect of restricted stock, restricted stock units or deferred stock units, with a limit of 177,500 shares that may be issued with service requirements of less than one year.

The following table provides information about purchases by us during the quarter ended February 3, 2018 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share		Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
October 29, 2017 to November 25, 2017	829		$2.87	—	—
November 26, 2017 to December 30, 2017	3,420		$2.62	—	—
December 31, 2017 to February 3, 2018	—		$—	—	—
Total	4,249	$		—	—

(1)

Represents shares repurchased directly from certain employees to satisfy income tax withholding obligations for such employees in connection with stock options that were exercised and restricted stock awards that vested during the period.

Stock Price Performance Graph

The graph below compares the cumulative total stockholder return on our common stock for the period from September 30, 2012 to February 3, 2018 with the cumulative total return of the Standard & Poor’s 500 Index and the Standard & Poor’s 500 Apparel Retail Index. The comparison assumes $100 was invested on September 30, 2011 in our common stock and in each of the foregoing indices and assumes reinvestment of dividends. The stock performance shown in the graph is not intended to forecast or be indicative of future performance.

COMPARISON OF CUMULATIVE TOTAL RETURN

Among Destination Maternity Corporation, the S&P 500 Index

and the S&P 500 Apparel Retail Index

Fiscal periods ended as follows:

	Year Ended			Four Months Ended	Year Ended
	September 30, 2012	September 30, 2013	September 30, 2014	January 31, 2015	January 30, 2016	January 28, 2017	February 3, 2018
Destination Maternity Corporation	$100.00	$175.06	$88.04	$88.39	$42.31	$35.67	$15.12
S&P 500 Index	$100.00	$119.34	$142.89	$145.44	$144.47	$174.62	$214.49
S&P 500 Apparel Retail Index	$100.00	$121.82	$129.68	$147.97	$159.15	$158.59	$169.12

Item 6.	Selected Consolidated Financial and Operating Data

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

	Year Ended			Four Months Ended	Year Ended
	February 3, 2018	January 28, 2017	January 30, 2016	January 31, 2015	September 30, 2014	September 30, 2013
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Net sales	$406,207	$433,699	$498,753	$165,644	$516,959	$540,259
Cost of goods sold	192,355	206,271	252,713	96,667	247,501	249,298
Gross profit	213,852	227,428	246,040	68,977	269,458	290,961
Selling, general and administrative expenses	218,656	223,881	246,914	86,688	250,253	252,026
Store closing, asset impairment and asset disposal (income) expenses	6,292	2,768	(2,084)	4,599	1,469	1,441
Other charges, net	4,912	4,914	6,979	5,354	3,229	—
Operating income (loss)	(16,008)	(4,135)	(5,769)	(27,664)	14,507	37,494
Interest expense, net	4,045	3,575	1,520	242	404	532
Loss on extinguishment of debt	1,542	—	—	—	—	9
Income (loss) before income taxes	(21,595)	(7,710)	(7,289)	(27,906)	14,103	36,953
Income tax provision (benefit)	2	25,050	(2,806)	(10,526)	3,606	13,010
Net income (loss)	$(21,597)	$(32,760)	$(4,483)	$(17,380)	$10,497	$23,943
Net income (loss) per share—Basic	$(1.57)	$(2.39)	$(0.33)	$(1.28)	$0.78	$1.80
Average shares outstanding—Basic	13,788	13,702	13,596	13,541	13,451	13,272
Net income (loss) per share—Diluted	$(1.57)	$(2.39)	$(0.33)	$(1.28)	$0.77	$1.78
Average shares outstanding—Diluted	13,788	13,702	13,596	13,541	13,572	13,439

	Year Ended			Four Months Ended	Year Ended
	February 3, 2018	January 28, 2017	January 30, 2016	January 31, 2015	September 30, 2014	September 30, 2013
	(unaudited; in thousands, except operating data, ratios and per share amounts)
Operating Data:
Comparable sales increase (decrease) – reported basis (1) (2) (3)	(1.5)%	(5.3)%	(1.5)%	(2.0)%	(3.7)%	2.6%
Comparable sales increase (decrease) – adjusted for calendar timing shift (1) (2) (3)	N.A.	N.A.	N.A	(2.7)%	(3.7)%	3.2%
Internet sales increase	40.7%	9.0%	0.7%	13.8%	2.6%	13.3%
Average net sales per gross square foot (4)	$232	$255	$254	$85	$272	$278
Average net sales per store (4)	$512,000	$559,000	$555,000	$184,000	$579,000	$594,000
Gross store square footage at period end (5)	1,053,000	1,131,000	1,164,000	1,226,000	1,233,000	1,285,000
Gross retail location square footage at period end (6)	1,431,000	1,549,000	1,766,000	1,841,000	1,855,000	1,903,000
Number of retail locations at period end:
Motherhood Maternity stores	385	408	425	450	454	476
A Pea in the Pod stores	27	26	23	24	25	31
Destination Maternity stores	75	81	88	90	89	89
Total stores	487	515	536	564	568	596
Leased departments	637	705	1,279	1,311	1,326	1,311
Total retail locations	1,124	1,220	1,815	1,875	1,894	1,907

Other Consolidated Financial Data:
Adjusted EBITDA (7) (8)	$8,862	$18,358	$16,101	$(16,815)	$30,556	$54,003
Adjusted EBITDA margin (adjusted EBITDA as a percentage of net sales) (8)	2.2%	4.2%	3.2%	(10.2)%	5.9%	10.0%
Adjusted EBITDA before other charges (7) (8)	13,010	23,272	22,847	(11,732)	36,768	54,003
Adjusted EBITDA margin before other charges (8)	3.2%	5.4%	4.6%	(7.1)%	7.1%	10.0%
Adjusted net income (loss) (8)	(10,193)	(1,946)	(168)	(14,109)	10,700	22,733
Adjusted net income (loss) per share—Diluted (8)	(0.74)	(0.14)	(0.01)	(1.04)	0.79	1.69
Cash flows provided by operating activities	8,867	10,711	16,094	3,831	25,845	42,153
Cash flows used in investing activities	(6,667)	(12,785)	(29,400)	(21,866)	(29,544)	(16,022)
Cash flows provided by (used in) financing activities	(3,426)	2,816	14,081	6,805	(8,279)	(23,926)
Capital expenditures	(6,649)	(12,690)	(29,272)	(21,098)	(40,185)	(15,059)

Consolidated Balance Sheet Data (at end of period):
Cash and cash equivalents	$1,635	$2,859	$2,116	$1,349	$12,580	$24,555
Working capital	15,715	26,483	15,851	37,433	56,276	75,276
Total assets	162,582	175,987	219,074	220,060	230,533	207,981
Total debt	36,589	43,033	40,599	15,000	—	—
Net (debt) cash (8) (9)	(34,954)	(40,174)	38,483)	(13,651)	12,580	24,555
Stockholders’ equity	40,668	61,150	92,898	106,002	125,521	122,633

N.A.	Not applicable
(1)	Comparable sales figures represent comparable store sales and Internet sales.
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

(in thousands)

(unaudited)

	Year Ended			Four Months Ended	Year Ended
	February 3, 2018	January 28, 2017	January 30, 2016	January 31, 2015	September 30, 2014	September 30, 2013
Net income (loss)	$(21,597)	$(32,760)	$(4,483)	$(17,380)	$10,497	$23,943
Add: income tax provision (benefit)	2	25,050	(2,806)	(10,526)	3,606	13,010
Add: interest expense, net	4,045	3,575	1,520	242	404	532
Add: loss on extinguishment of debt	1,542	—	—	—	—	9
Operating income (loss)	(16,008)	(4,135)	(5,769)	(27,664)	14,507	37,494
Add: depreciation and amortization expense	17,592	18,032	17,231	5,223	15,197	12,424
Add: loss on impairment of long-lived assets	5,775	2,388	1,662	4,444	1,136	786
Add: loss (gain) on disposal of assets	349	272	193	109	(4,031)	528
Add: stock-based compensation expense	1,154	1,801	2,784	1,073	3,747	2,771
Adjusted EBITDA	8,862	18,358	16,101	(16,815)	30,556	54,003
Add: other charges (1)	4,912	4,914	6,746	5,083	6,212	—
Less: change in accounting principle	(764)	—	—	—	—	—
Adjusted EBITDA before other charges	$13,010	$23,272	$22,847	$(11,732)	$36,768	$54,003
Adjusted EBITDA margin	2.2%	4.2%	3.2%	(10.2)%	5.9%	10.0%
Adjusted EBITDA margin before other charges	3.2%	5.4%	4.6%	(7.1)%	7.1%	10.0%

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

Reconciliation of Net Income (Loss) to Adjusted Net Income (Loss) and

Net Income (Loss) Per Share – Diluted to Adjusted Net Income (Loss) Per Share – Diluted

(in thousands, except per share amounts)

(unaudited)

	Year Ended			Four Months Ended	Year Ended
	February 3, 2018	January 28, 2017	January 30, 2016	January 31, 2015	September 30, 2014	September 30, 2013
Net income (loss)	$(21,597)	$(32,760)	$(4,483)	$(17,380)	$10,497	$23,943
Add: other charges	4,912	4,914	6,979	5,354	3,229	—
Less: income tax effect of other charges (1)	(1,764)	(1,858)	(2,664)	(2,028)	(1,202)
Add: loss on extinguishment of debt	1,542	—	—	—	—	9
Less: income tax effect of loss on extinguishment of debt (2)	(554)	—	—	—	—	(3)
Less: effect of change in accounting principle	(764)
Add: tax effect of change in accounting principle (1)	274
Add: deferred tax valuation allowance related to cumulative losses	7,758	27,758	—	—	—	—
Less: reductions of state income tax expense, net of federal expense, related to settlements of uncertain income tax positions	—	—	—	(55)	(1,824)	—
Less: recognition of state income tax benefits resulting from regulation changes	—	—	—	—	—	(1,216)
Adjusted net income (loss)	$(10,193)	$(1,946)	$(168)	$(14,109)	$10,700	$22,733
Net income (loss) per share—Diluted	$(1.57)	$(2.39)	$(0.33)	$(1.28)	$0.77	$1.78
Average shares outstanding—Diluted	13,788	13,702	13,596	13,541	13,572	13,439
Adjusted net income (loss) per share—Diluted	$(0.74)	$(0.14)	$(0.01)	$(1.04)	$0.79	$1.69
Average shares outstanding—Diluted	13.788	13,702	13,596	13,541	13,572	13,439

(1)	Income tax effect represents the difference in income tax provision calculated with and without the specified pretax expense.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

We define our fiscal year as the 52 or 53 week period ending on the Saturday closest to January 31.  This annual report is for the 53 week fiscal year ended February 3, 2018 (fiscal 2017).  The fiscal years ended January 31, 2017 (fiscal 2016) and January 30, 2016 (fiscal 2015) consisted of 52 weeks.  In December 2014 we announced a change of our fiscal year end from September 30 to the Saturday closest to January 31.  We had a transition period from October 1, 2014 through January 31, 2015 and filed a Transition Report on Form 10-Q for such transition period.  References in this Form 10-K to our fiscal years prior to fiscal 2015 refer to the fiscal years ended on September 30 in those years.

Overview

The following discussion should be read in conjunction with the consolidated financial statements and their related notes included elsewhere in this report.

We are the leading designer and omni-channel retailer of maternity apparel in the United States, with the only nationwide chain of maternity apparel specialty stores, as well as a deep and expansive product assortment available through multiple online distribution points, including our three brand-specific websites. As of February 3, 2018, we operated 1,124 retail locations, including 487 stores in the United States, Canada and Puerto Rico, and 637 leased departments located within department stores and baby specialty stores throughout the United States and in Puerto Rico. We also sell our merchandise on the Internet, primarily through our Motherhood.com, APeaInThePod.com and DestinationMaternity.com websites. We also sell our merchandise through our Canadian website, MotherhoodCanada.ca, through Amazon.com in the United States, and through websites of certain of our retail partners, including Macys.com.  Our 487 stores operate under three retail nameplates: Motherhood Maternity®, A Pea in the Pod® and Destination Maternity®. We also operate 637 leased departments within leading retailers such as Macy’s®, buybuy BABY® and Boscov’s®. Generally, we are the exclusive maternity apparel provider in our leased department locations.

Currently, we operate 28 stores and five leased departments in Canada, including 24 Motherhood stores, three Destination Maternity combo stores and one Destination Maternity superstore, and a Motherhood website under a Canadian URL (MotherhoodCanada.ca). In addition, we have international store and product supply relationships in the Middle East, South Korea, Mexico, Israel and India. As of February 3, 2018, we had 188 international franchised locations, comprised of 15 stand-alone stores 173 shop-in-shop locations, in which we have a Company-branded department operated by our franchise partners within other retail stores. We design and contract the manufacture of over 90% of the merchandise we sell using sewing factories located throughout the world, predominantly outside of the United States. Substantially all of the merchandise produced outside of the United States is paid for in United States dollars.

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

Termination of Planned Merger

On December 19, 2016 we entered into the Merger Agreement, pursuant to which, subject to the satisfaction or waiver of certain conditions, a subsidiary of Orchestra would merge with and into the Company, with the Company surviving as a wholly-owned subsidiary of Orchestra. Despite substantial and sustained efforts by both parties since execution of the Merger Agreement, and in light of the challenges of satisfying applicable securities regulations in France and in the U.S. as well as the uncertainty as to whether those regulatory requirements could be satisfied without unreasonable effort and expense, particularly in connection with the completion of the registration and listing of Orchestra securities in the U.S., where such securities previously have not been publicly traded, the parties determined that it was in the best interests of their respective stockholders to terminate the Merger Agreement. Accordingly, on July 27, 2017 the Company, Orchestra, and certain other affiliates of Orchestra entered into a Termination Agreement pursuant to which the parties agreed to terminate the Merger Agreement and various ancillary agreements entered into in connection with and in contemplation of the Merger. Orchestra and the Company agreed to reimburse each other for certain costs incurred in connection with their effort to implement the Merger Agreement, with a net amount of $1.0 million paid to the Company on July 31, 2017. Orchestra and its affiliates last reported they continue to own 1.9 million shares of the outstanding common stock of Destination Maternity. In fiscal 2017 and fiscal 2016 we recognized $1.2 million and $3.2 million, respectively, of charges related to the Merger, including $0.6 million of charges in the third and fourth quarters of fiscal 2017 related to a contested proxy solicitation initiated by Orchestra.

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

During late fiscal 2016 and the first half of fiscal 2017 we incurred significant expenses and expended substantial management time, attention and energy in seeking to complete the Merger. Those expenditures, although made in pursuit of a transaction we believed would be in the best interest of our stockholders, nevertheless had a negative impact on the execution of our operations and turnaround plan. After termination of the Merger we have taken actions focused on preserving and creating value for our stockholders. We retained a leading consulting firm to review our costs and business strategy in order to implement an organizational transformation. We are in the process of executing a CEO transition having announced on September 7, 2017 the resignation of Anthony M. Romano as our Former CEO. B. Allen Weinstein, then a member of our Board of Directors, served as our Interim CEO from September 7, 2017 until his retirement on January 2, 2018. Since that date, Melissa Payner-Gregor, an independent director since 2009, has served as our interim Chief Executive Officer. We also paid one-time retention bonuses with service conditions to certain key management personnel, while reducing our overall headcount to create a more efficient and effective operating structure. Through these actions we are identifying further opportunities to improve profitability, by growing both top line and gross margins while reducing expenses. We expect this transformation to yield approximately $10 to $11 million per year in annualized expense savings primarily starting in fiscal 2018.

During fiscal 2017 and fiscal 2016 we recognized $3.7 million and $1.8 million, respectively, of charges related to our turnaround plan.

Fiscal 2017 Financial Results

Presented below is a summary of our results for the years ended February 3, 2018 and January 28, 2017 with regard to each of the key measures noted above.

•	Net sales for fiscal 2017 decreased 6.3% to $406.2 million from $433.7 million for fiscal 2016.
•

Net loss for fiscal 2017 was $21.6 million, or $1.57 per share (diluted), compared to net loss of $32.8 million, or $2.39 per share (diluted), for fiscal 2016, which included a $27.8 million non-cash income tax charge.

•

Net loss for fiscal 2017 includes other charges of 1) $0.8 million, net of tax related to charges incurred in connection with a proposed business combination 2) $2.4 million, net of tax, related to management and organizational changes 3) $1.0 million net of tax, related to loss on extinguishment of debt 4) ($0.5) million, net of tax, related to a change in accounting principle and 5) a $7.8 million tax valuation allowance.

•	Adjusted net loss for fiscal 2017 was $10.2 million, or $0.74 per share (diluted), compared to the comparably adjusted net loss for fiscal 2016 of $1.9 million, or $0.14 per share (diluted).
•	Adjusted EBITDA was $8.9 million for fiscal 2017, compared to $18.4 million of Adjusted EBITDA for fiscal 2016.
•	Adjusted EBITDA before other charges was $13.0 million for fiscal 2017, compared to $23.3 million of Adjusted EBITDA before other charges for fiscal 2016.
•	Comparable sales for fiscal 2017 decreased 1.5% versus a comparable sales decrease of 5.3% for fiscal 2016.

Leased Department and Licensed Relationships

In addition to the stores we operate, we have arrangements with department stores and baby specialty stores, including Macy’s, buybuy BABY and Boscov’s to operate maternity apparel departments in their stores. Generally, we are the exclusive maternity apparel provider in our leased department locations. We staff these leased departments at varying levels and maintain control of the pricing and promotional terms, as well as the timing and degree of the markdowns of our merchandise that is sold in the leased departments. We operate our leased departments during the same hours and days as the host store and are responsible for replenishment of the merchandise in the leased departments. These leased departments typically involve the lease partner collecting all of the revenue from the leased department. The revenue is remitted to us, less a fixed percentage of the net sales earned by the lease partner as stipulated in each agreement.

We previously had an exclusive product and license agreement with Kohl’s, to which we sold maternity apparel under the Oh Baby by Motherhood® brand.  We phased out production of our Oh Baby line during fiscal 2016 after being informed that Kohl’s had elected to scale back and ultimately discontinue its exclusive license with us for this line. Our license agreement with Kohl’s ended in February 2017.  We are not a party to any other similar licensed relationship at this time.

Fiscal Year Ended February 3, 2018 Compared to Fiscal Year Ended January 28, 2017

Results of Operations

The following table sets forth certain operating data from our consolidated statements of operations in thousands of dollars, as a percentage of net sales and as a percentage change for the periods indicated:

	Twelve Months Ended
	February 3, 2018		January 28, 2017		% Period to
	Amount (in thousands)	% of Net Sales (1)	Amount (in thousands)	% of Net Sales (1)	Period Favorable (Unfavorable)
Net sales	$406,207	100.0%	$433,699	100.0%	(6.3)%
Cost of goods sold (2)	192,355	47.4	206,271	47.6	6.7
Gross profit	213,852	52.6	227,488	52.4	(6.0)
Selling, general and administrative expenses (3)	218,656	53.8	223,881	51.6	2.3
Store closing, asset impairment and asset disposal expenses (income)	6,292	1.5	2,768	0.6	(127.3)
Other charges, net	4,912	1.2	4,914	1.1	0.0
Operating loss	(16,008)	(3.9)	(4,135)	(1.0)	(287.1)%
Interest expense, net	4,045	1.0	3,575	0.8	(13.1)
Loss on extinguishment of debt	1,542	0.4	—	—	—
Loss before income taxes	(21,595)	(5.3)	(7,710)	(1.8)	(180.1)
Income tax provision (benefit)	2	0.0	25,050	5.8	(100.0)
Net loss	$(21,597)	(5.3)%	$(32,760)	(7.6)%	(34.1)%

(1)	Components may not add to total due to rounding.

(2)

Cost of goods sold includes merchandise costs (including customs duty expenses), expenses related to inventory shrinkage, product-related corporate expenses (including expenses related to our payroll, benefit costs and operating expenses of our design and sourcing departments), inventory reserves (including lower of cost or net realizable value reserves), inbound freight charges, purchasing and receiving costs, inspection costs, distribution center costs (including occupancy expenses and equipment depreciation), internal transfer costs, and the other costs of our distribution network, partially offset by the allocable amount of our Grow NJ award benefit.

(3)

Selling, general and administrative expenses include advertising and marketing expenses, corporate administrative expenses, corporate headquarters occupancy expenses, store expenses (including store payroll and store occupancy expenses), and store opening expenses, partially offset by the allocable amount of our Grow NJ award benefit.

The following tables set forth certain information regarding the number of our retail locations and international franchised locations, for the periods indicated.

	Twelve Months Ended
	February 3, 2018			January 28, 2017
Retail Locations (1)	Stores	Leased Departments	Total Retail Locations	Stores	Leased Departments	Total Retail Locations
Beginning of period	515	705	1,220	536	1,279	1,815
Opened	7	7	14	11	10	21
Closed	(35)	(75)	(110)	(32)	(584)	(616)
End of period	487	637	1,124	515	705	1,220

(1)	Excludes international franchised locations, and locations where Kohl’s sold our products under an exclusive product and license agreement. Our license agreement with Kohl’s ended in February 2017.

	Twelve Months Ended
	February 3, 2018			January 28, 2017
International Franchised Locations	Stores	Shop-in- Shop Locations	Total International Franchised Locations	Stores	Shop-in- Shop Locations	Total International Franchised Locations
Beginning of period	19	194	213	25	168	193
Opened	0	8	8	2	64	66
Closed	(4)	(29)	(33)	(8)	(38)	(46)
End of period	15	173	188	19	194	213

Net Sales. Our net sales for fiscal 2017 decreased by 6.3%, or $27.5 million, to $406.2 million from $433.7 million for fiscal 2016.  Comparable sales for fiscal 2017decreased 1.5% compared to a comparable sales decrease of 5.3% for fiscal 2016.  The decrease in total sales for fiscal 2017 compared to fiscal 2016 resulted primarily from the wind down of the Kohl’s, Sears and Gordmans relationships, the net closure of locations, the decline in comparable store sales of 1.5%, which reflects the net result of a decrease in brick and mortar comparable sales of 9.2% and an increase in ecommerce sales of 40.7%.  These decreases were partially offset by increases in fiscal 2017 related to sales during the 53rd week of the retail calendar and the recognition of $0.8 million of revenue related to a change in our method of accounting for gift card breakage.

As of February 3, 2018, we operated a total of 487 stores and 1,124 total retail locations: 385 Motherhood Maternity stores (including 96 Motherhood Maternity Outlet stores), 27 A Pea in the Pod stores, 75 Destination Maternity stores, and 637 leased maternity apparel departments. In comparison, as of January 28, 2017 we operated a total of 515 stores and 1,220 total retail locations: 408 Motherhood Maternity stores (including 97 Motherhood Maternity Outlet stores), 26 A Pea in the Pod stores, 81 Destination Maternity stores, and 705 leased maternity apparel departments. As of February 3, 2018, our store total included 75 multi-brand Destination Maternity nameplate stores, including 43 Destination Maternity combo stores and 32 Destination Maternity superstores. In comparison, as of January 28, 2017 we operated 81 multi-brand Destination Maternity nameplate stores, including 48 Destination Maternity combo stores and 33 Destination Maternity superstores. During fiscal 2017 we opened 7 stores, and closed 35 stores. In addition, during fiscal 2017 we opened 7 leased department locations and closed 75 leased department locations.

Gross Profit.     Our gross profit for fiscal 2017 decreased by 6.0%, or $13.5 million, to $213.9 million from $227.4 million for fiscal 2016, and our gross margin for fiscal 2017 was 52.6% compared to 52.4% for fiscal 2016. The decrease in gross profit for fiscal 2017 compared to fiscal 2016 was primarily due to our lower sales volume as a result of the factors discussed above, partially offset by the increased gross margin.  The year over year increase in gross margin primarily reflects reduced product costs and our exit from former leased department and licensed relationships, which historically generated lower than average gross margins

Selling, General and Administrative Expenses.     Our selling, general and administrative expenses for fiscal 2017 decreased by 2.3%, or $5.2 million, to $218.7 million from $223.9 million for fiscal 2016. As a percentage of net sales, selling, general and administrative expenses increased to 53.8% for fiscal 2017 from 51.6% for fiscal 2016.  This decrease in expense in fiscal 2017 compared to fiscal 2016 reflects cost reductions resulting from our continued closure of underperforming stores, the wind down of the Kohl’s, Sears and Gordmans relationships and other employee cost reductions, partially offset by increased marketing and advertising costs related to the increase in ecommerce sales, and expenses related to the additional 53rd week of operations in fiscal 2017.  The increase in expense as a percent of sales reflects the unfavorable leverage from our decreased sales due to the relatively fixed nature of much of our expenses.

Store Closing, Asset Impairment and Asset Disposal Expenses (Income).     For fiscal 2017 we had $6.3 million of expense from store closings, asset impairments and asset disposals compared to $2.8 million of expense for fiscal 2016.

Other Charges, Net.     In fiscal 2017 we incurred other charges of $4.9 million related to a proposed business combination and other corporate activities, and to management and organizational changes. Other net charges related to the proposed business combination and other corporate activities were approximately $1.2 million, primarily for legal and advisory fees. Other charges related to management and organizational changes were $3.7 million, primarily for costs related to severance and other benefits related to our former Chief Executive Officer and other reductions in headcount, consulting fees, and retention bonuses for certain key management.  In fiscal 2016 we incurred other charges of $4.9 million related to a proposed business combination, primarily for legal and advisory fees.  Other charges related to management and organizational changes were $1.8 million, primarily for costs related to severance and other benefits, and to a lesser extent, to terminate certain non-core apparel brand relationships.

Operating Loss.  We had an operating loss of $16.0 million for fiscal 2017 compared to an operating loss of $4.1 million for fiscal 2016.  The $11.9 million increase in operating loss reflects our lower gross profit as a result of the decline in sales volume, as well as higher asset impairment charges, partially offset by reduced selling, general and administrative expenses.

Interest Expense, Net.     Our net interest expense for fiscal 2017 increased to $4.0 million from $3.6 million in fiscal 2016. This increase was due to our higher effective borrowing rate and timing related to our first quarter of fiscal 2016 debt refinancing and interest expense for our new equipment financing arrangement.  This increase was partially offset by lower average borrowings under our Credit Facility and reductions in the principal balance under our term loan and prior equipment note.

Loss on Extinguishment of Debt.     During fiscal 2017 we recorded a loss on extinguishment of debt of $1.5 million as a result of the repayment of our outstanding term loan. Refer to Note 9, “Long-term Debt,” in our Notes to Consolidated Financial Statements for further details on our debt transactions.

Income Tax Provision (Benefit).   The 2017 U.S. Tax Cuts and Jobs Act (the “TCJA”) was enacted on December 22, 2017.  The TCJA includes a number of changes to the U.S. corporate income tax, including a reduction of the corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017, enhancing and extending through 2026 the option to claim accelerated depreciation on qualified property, eliminating the corporate alternative minimum tax (AMT) and changing how existing AMT credits can be utilized, a new limitation on deductible interest expense and limitations on the use of net operating loss carryforwards created in tax years beginning after December 31, 2017.  For fiscal 2017 the Company used a blended effective tax rate of 33.7% which represents the prorata percentage from the TCJA’s January 1, 2018 effective date and our February 3, 2018 fiscal year-end.  The Company recorded an $10.2 million reduction in our net deferred tax asset to reflect the remeasurement of the asset value from a tax rate of 35% to 21%.  The Company had previously recorded a valuation allowance against its deferred tax assets therefore the revaluation did not have an impact on our 2017 tax provision.

For fiscal 2017 our income tax provision was $0.0 million compared to income tax provision of $25.1 million for fiscal 2016. In the fourth quarter of fiscal 2016 we recorded a non-cash charge of $27.8 million as a valuation allowance against substantially all of our deferred tax assets.  In fiscal 2017 we continued to record a valuation allowance against our deferred tax assets.  Our effective tax rate for fiscal 2017, excluding the effect of the valuation allowance and impact on the value of our deferred tax assets from the rate change enacted under the TCJA, was a benefit of 33.2% compared to a benefit of 35.1% for fiscal 2016.  This benefit reduction was primarily the result of the reduction in the federal effective tax rate from 35% in fiscal 2016 to 33.7% in fiscal 2017.

Net Loss.     Net loss for fiscal 2017 was $21.6 million, or $1.57 per share (diluted), compared to net loss of $32.8 million, or $2.39 per share (diluted), for fiscal 2016. Net loss for fiscal 2017 includes a $7.8 million, non-cash charge related to a change in the valuation allowance against net deferred tax assets, other charges of $3.2 million, net of tax, related to management and organizational changes, and the now terminated merger, a non-cash charge form the loss on extinguishment of debt, net of tax, of $1.0 million and revenue of $0.5 million net of tax, related to a cumulative adjustment for change in accounting principle.  After these adjustments, our adjusted net loss for fiscal 2017 was $10.2 million, or $0.74 per share (diluted). Net loss for fiscal 2016 was primarily related to a non-cash valuation allowance charge of $27.8 million against our deferred tax assets, other charges of $2.0 million, net of tax, related to a proposed business combination and $1.1 million, net of tax, related to management and organizational changes. Before these charges, our adjusted net loss for fiscal 2016 was $1.9 million, or $0.14 per share (diluted),

Our average diluted shares outstanding of 13.8 million for fiscal 2017 were slightly higher than the 13.7 million average diluted shares outstanding for fiscal 2016. We had higher shares outstanding in fiscal 2017 compared to fiscal 2016 as a result of the vesting of restricted stock awards.

Following is a reconciliation of net loss and net loss per share (diluted) (“Diluted EPS”) to adjusted net loss and adjusted Diluted EPS for the twelve months ended February 3, 2018 and January 28, 2017 (in thousands, except per share amounts):

	Twelve Months Ended
	February 3 2018			January 28, 2017
	Net Loss	Diluted Shares	Diluted EPS	Net Loss	Diluted Shares	Diluted EPS
As reported	$(21,597)	13,788	$(1.57)	$(32,760)	13,702	$(2.39)
Add: other charges for proposed business combination	1,198	—		3,154	—
Add: other charges for management and organizational changes	3,714	—		1,760	—
Less: income tax effect of other charges (1)	(1,764)			(1,858)
Add: loss on extinguishment of debt	1,542	—		—	—
Less: income tax effect of loss on extinguishment of debt	(554)	—		—	—
Less: effect of change in accounting principle	(764)
Add; income tax effect of change in accounting principle	274
Add: deferred tax valuation allowance	7,758	—		27,758	—
As adjusted	$(10,193)	13,788	$(0.74)	$(1,946)	13,702	$(0.14)

(1)

For fiscal 2017 and 2016 income tax effect of other charges includes $430 and $1,193, respectively, related to a proposed business combination and $1,334 and $665 respectively, related to management and organizational changes, which represent the differences in income tax provision calculated with and without the specified pretax expense.

Following is a reconciliation of net loss to Adjusted EBITDA and Adjusted EBITDA before other charges for the twelve months ended February 3, 2018 and January 28, 2017 (in thousands):

	Twelve Months Ended
	February 3, 2018	January 28, 2017
Net loss	$(21,597)	$(32,760)
Add: income tax provision (benefit)	2	25,050
Add: interest expense, net	4,045	3,575
Add: loss on extinguishment of debt	1,542	—
Operating loss	(16,008)	(4,135)
Add: depreciation and amortization expense	17,592	18,032
Add: loss on impairment of long-lived assets	5,775	2,388
Add: loss on disposal of assets	349	272
Add: stock-based compensation expense	1,154	1,801
Adjusted EBITDA	8,862	18,358
Add: other charges for proposed business combination	1,198	3,154
Add: other charges for management and organizational changes	3,714	1,760
Less: effect of change in accounting principle	(764)	—
Adjusted EBITDA before other charges and effect of change in accounting principle	$13,010	$23,272

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

(3)

Selling, general and administrative expenses include advertising and marketing expenses, corporate administrative expenses, corporate headquarters occupancy expenses, store expenses (including store payroll and store occupancy expenses), and store opening expenses, partially offset by the allocable amount of our Grow NJ award benefit. The following tables set forth certain information regarding the number of our retail locations and international franchised locations, for the periods indicated.

	Twelve Months Ended
	January 28, 2017			January 30, 2016
Retail Locations (1)	Stores	Leased Departments	Total Retail Locations	Stores	Leased Departments	Total Retail Locations
Beginning of period	536	1,279	1,815	564	1,311	1,875
Opened	11	10	21	18	19	37
Closed	(32)	(584)	(616)	(46)	(51)	(97)
End of period	515	705	1,220	536	1,279	1,875

(1)	Excludes international franchised locations, and locations where Kohl’s sold our products under an exclusive product and license agreement. Our license agreement with Kohl’s ended in February 2017.

	Twelve Months Ended
	January 28, 2017			January 30, 2016
International Franchised Locations (1)	Stores	Shop-in- Shop Locations	Total International Franchised Locations	Stores	Shop-in- Shop Locations	Total International Franchised Locations
Beginning of period	25	168	193	23	62	85
Opened	2	64	66	4	110	114
Closed	(8)	(38)	(46)	(2)	(4)	(6)
End of period	19	194	213	25	168	193

(1)

In June 2015 we commenced our expansion into Israel. As of January 28, 2017, our merchandise is offered in 27 shop-in-shops in Israel.  In October 2015 we entered into a new franchise agreement in India and commenced our expansion into India. As of January 28, 2017, our merchandise is offered in 25 shop-in-shops in India.

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

As of January 28, 2017, we operated a total of 515 stores and 1,220 total retail locations: 408 Motherhood Maternity stores (including 97 Motherhood Maternity Outlet stores), 26 A Pea in the Pod stores, 81 Destination Maternity stores, and 705 leased maternity apparel departments. In comparison, as of January 30, 2016 we operated a total of 536 stores and 1,815 total retail locations: 425 Motherhood Maternity stores (including 93 Motherhood Maternity Outlet stores), 23 A Pea in the Pod stores, 88 Destination Maternity stores, and 1,279 leased maternity apparel departments, of which 475 were in Sears stores under the Two Hearts Maternity brand and the balance were in other department stores and baby specialty stores. As of January 28, 2017, our store total included 81 multi-brand Destination Maternity nameplate stores, including 48 Destination Maternity combo stores and 33 Destination Maternity superstores. In comparison, as of January 30, 2016 we operated 88 multi-brand Destination Maternity nameplate stores, including 53 Destination Maternity combo stores and 35 Destination Maternity superstores. During fiscal 2016 we opened 11 stores, and closed 32 stores. In addition, during fiscal 2016 we opened 10 leased department locations and closed 584 leased department locations.

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

(2)

For fiscal 2015 income tax effect of other charges includes $23 related to a proposed business combination, $1,063 related to management and organizational changes, $1,028 related to relocations and $10 related to the fiscal year change, which represent the differences in income tax provision calculated with and without the specified pretax expense charges.

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

Liquidity and Capital Resources

Our cash needs have primarily been for 1) capital expenditures, including (i) leasehold improvements, fixtures and equipment for new stores, store relocations and remodels of our existing stores, (ii) investment in information systems and technology, 2) debt service, including principal repayments, and 3) working capital, including inventory to support our business. We have historically financed our capital requirements from cash flows from operations, borrowings under our credit facilities or available cash balances.

Cash and cash equivalents decreased by $1.2 million during fiscal 2017 compared to an increase of $0.7 million during fiscal 2016.

Cash provided by operations was $8.9 million for fiscal 2017, a decrease of $1.8 million from the $10.7 million in cash provided by operations for fiscal 2016. This decrease in cash provided by operations versus the comparable prior year period was primarily the result of the lower loss offset by the reduction in deferred income taxes in fiscal 2017 compared to fiscal 2016, and an increase in trade receivables of $1.0 million in fiscal 2017 compared a reduction of $4.5 million in fiscal 2016.  These were partially offset by a $14.4 million increase in the net investment in inventory (inventory less accounts payable) and an increase of $3.4 million in the non-cash adjustment relating to the loss on impairment of long-lived assets.  Our working capital changes, quarterly net income (loss) and cash flow adjustments may fluctuate significantly, and net cash provided by operating activities for any interim period is not necessarily indicative of the results that may be achieved for a full fiscal year.

On February 1, 2018 (the “Closing Date”) the Company entered into a Term Loan Credit Agreement (the “Term Loan Agreement) which provides for a term loan of up to $25.0M (the “Term Loan”).  On the Closing Date we borrowed $22.5M against the Term Loan and used the proceeds, in addition to $3.6M borrowed under our Credit Facility to pay off the balance of our then existing term loan (the “Prior Term Loan”) and fees relating to the financing.

The Term Loan, which matures on January 31, 2023 (the “Maturity Date”), provides for an additional loan of $2.5M which can be borrowed at the Company’s discretion within a period of 45 days after delivery to the lender of our first quarter fiscal 2018 financial statement and the satisfaction of certain other requirements.  There is a minimum excess availability requirement of the greater of 10% of the combined loan cap, as defined in the Term Loan Agreement, or $7.0M. The interest rate on the Term Loan is equal to a LIBOR rate plus 9.0%.  We are required to make minimum payments of $312,500 each quarter commencing on July 31, 2018, with the remaining outstanding balance payable on the Maturity Date.  The Term Loan can be prepaid at our option, subject to certain restrictions and subject to a prepayment premium as follows: 1) if prepayment occurs on or prior to the second anniversary of the Closing Date, the greater of a) interest on the prepayment that would otherwise have been paid with the 24 month period following the Closing Date minus actual interest payments made through the prepayment date and b) 2% of the prepayment, and 2) 2% of the prepayment amount if paid between the second and third anniversary of the Closing Date.

In conjunction with entering into the Term Loan Agreement, on February 1, 2018 we also amended and restated our credit facility (the “Credit Facility”).  This amendment, among other things, reduced the amount of the Credit Facility from $70.0M to $50.0M, extended the Termination Date to January 31, 2023 and reduced or eliminated certain availability reserves.

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

On March 25, 2016 we entered into a Term Loan Credit Agreement (the “Prior Term Loan Agreement”) for a $32.0 million term loan due March 25, 2021 (the “Prior Term Loan”), the proceeds of which were received on March 25, 2016 and were used to repay a portion of the outstanding indebtedness under our existing Credit Facility (see below). The interest rate on the Prior Term Loan was equal to a LIBOR rate (with a 1.00% LIBOR floor) plus 7.50%. We were required to make minimum repayments of the principal amount in quarterly installments of $0.8 million each, with the remaining outstanding balance payable on the maturity date. The Prior Term Loan had a prepayment option, subject to the payment of a prepayment premium, that we exercised on the Closing Date.  The Company paid a prepayment premium of $249,582, or 2% of the then outstanding loan balance. There were various minimum excess availability requirements applicable to the Prior Term Loan including $5.0 million against availability under our Credit Facility that will be reduced dollar for dollar for prepayments of the Prior Term Loan, an amount equal to the greater of 10% of the Combined Loan Cap (as defined in the related Credit Facility agreement) or $10.0 million and a $10.0M EBITDA as defined in the Credit Agreement

As of February 3, 2018, we had $8.0 million in outstanding borrowings and $7.3 million in letters of credit outstanding under the Credit Facility with $26.8 million of availability, As of January 28, 2017 we had $4.6 million in outstanding borrowings and $5.8 million in letters of credit with $19.4 million of availability. For Fiscal 2017 our borrowings had a weighted interest rate of 3.65% per annum, our average level of borrowing was $9.5 million and our maximum borrowing at any time was $17.0 million.  For fiscal 2016 Tranche A borrowings had a weighted interest rate of 2.84% per annum and Tranche A-1 borrowings had a weighted interest rate of 3.43%. During fiscal 2016 our average level of direct borrowings was $11.2 million and our maximum borrowings at any time were $42.7 million.

As of February 3, 2018, and January 28, 2017, there was $6.1 million and $9.3 million, respectively, outstanding under a five-year equipment financing arrangement with our Credit Facility bank. The equipment note bears annual interest at 3.38%, with payments of $0.3 million (including interest) due monthly through December 2019. The equipment note is collateralized by substantially all of the material handling equipment at our distribution facility in Florence, New Jersey.

On June 6, 2017 the Company received $3.4 million in proceeds from a three-year financing arrangement in the form of a sale and leaseback for certain furniture, fixtures and software.  Monthly payments under the leaseback arrangement are $123,000 for the first 24 months and $48,000 for months 25 to 36.  At the end of the leaseback term, the Company has the option to extend the financing for an additional year or repurchase the property for a price to be agreed upon. All proceeds from the transaction were used to prepay a portion of the Company’s Term Loan.  As of February 3, 2018, there was $2.7 million of principal outstanding under the arrangement.

Based on our current operating plan, our management believes that our current cash and working capital positions, expected operating cash flows and available borrowing capacity will be sufficient to fund our cash requirements for working capital and capital expenditures for at least the next 12 months. We have based this belief on assumptions (which include a positive sustained turn in comparable sales as well as significant expense savings) that we believe are reasonable but may not be realized due to a variety of factors including lower than anticipated net sales or gross margins, higher than expected expenses, a failure to actualize these assumptions, continued or declining levels of economic or retail industry conditions, or other events, including those factors discussed in Part I, Item 1A “Risk Factors” of this Form 10-K. As a result, we could use our available capital resources sooner than we currently expect. Furthermore, our operating plan may change and we may need additional funds sooner than planned. If we are unable to obtain needed funds from the aforementioned sources, we will likely need to seek other sources of financing as well as defer, reduce or eliminate planned expenditures, which would impair our growth prospects and could otherwise negatively impact our business.

Facilities Relocations

In 2015 we completed the relocation of our corporate headquarters and distribution operations. We had cumulative capital expenditures associated with these relocations of $40 million, with nearly $4 million of this amount offset by construction allowance contributions from the landlord for our new headquarters building.  To partially offset the costs of these relocations, the Board of the NJEDA approved us for an incentive package of up to $40 million in benefits under Grow NJ in the form of transferrable income tax credits over a ten-year period from the State of New Jersey. The annual benefit amount available to us is expected to significantly exceed our annual income tax liability to New Jersey. In order to maximize the realizable value of our incentive package, we entered into an agreement with a third party to sell 75% or more of the annual income tax credits awarded to us. In May 2016 NJEDA delivered our initial tax credit certificate which was earned in fiscal 2015.  In fiscal 2017, 2016 and 2015 the Company’s Grow NJ award (net of valuation allowance) was $2.8 million, $3.3 million and $3.6 million, respectively.   Refer to Note 14, “Government Incentives,” in the Notes to Consolidated Financial Statements for further information on the Grow NJ program.

Contractual Obligations and Commercial Commitments

We have entered into agreements that create contractual obligations and commercial commitments. These obligations and commitments will have an impact on future liquidity and the availability of capital resources. The tables below set forth a summary of these obligations and commitments as of February 3, 2018 (in thousands):

Contractual Obligations:

		Payments Due by Period
Description	Total Obligations (1)	Less Than One Year	One to Three Years	Three to Five Years	After Five Years
Long-term debt	$31,221	$5,247	$8,161	$17,813	$—
Interest related to long-term debt (2)	11,378	2,869	6,612	1,897	—
Operating leases (3)	189,637	37,474	53,575	37,383	61,205
Purchase obligations (4)	57,650	57,650	—	—	—
Total contractual cash obligations	$289,886	$103,240	$68,348	$57,093	$61,205

(1)	The amounts in this table exclude obligations under employment agreements. For a discussion of the compensation of our executive officers refer to Item 11 of this Form 10-K.
(2)	Variable rate interest costs on long-term debt were estimated using the interest rate in effect as of February 3, 2018.
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

Commercial Commitments:

		Amount of Commitment Per Period
Description	Total Obligations	Less Than One Year	One to Three Years	Three to Five Years	After Five Years
Credit facility (1)	$7,327	$7,327	$—	$—	$—
Other standby letters of credit	—	—	—	—	—
Total commercial commitments	$7,327	$7,327	$—	$—	$—

(1)	Consists of outstanding letter of credit commitments under our Credit Facility as of February 3, 2018.

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

Inventories.      We value our inventories, which consist primarily of maternity apparel, at the lower of cost or net realizable value. Cost is determined on the first-in, first-out method (FIFO) and includes the cost of merchandise, freight, duty and broker fees, as well as applied product-related overhead. A periodic review of inventory quantities on hand is performed in order to determine if inventory is properly valued at the lower of cost or net realizable value. Factors related to current inventories such as future consumer demand and fashion trends, current aging, current analysis of merchandise based on receipt date, current and anticipated retail markdowns or wholesale discounts, and class or type of inventory are analyzed to determine estimated net realizable values. Criteria utilized by us to determine the net realizable value of our inventories and the related level of required inventory reserves include factors such as the amount of merchandise received within the past twelve months, merchandise received more than one year before with quantities on-hand in excess of twelve months of sales, and merchandise currently selling below cost. A provision is recorded to reduce the cost of inventories to its estimated net realizable value, if required. Inventories as of February 3, 2018 and January 28, 2017 totaled $71.3 million and $69.0 million, respectively, representing 43.8% and 39.2% of total assets, respectively. Given the significance of inventories to our consolidated financial statements, the determination of net realizable values is considered to be a critical accounting estimate. Any significant unanticipated changes in the factors noted above could have a significant impact on the value of our inventories and our reported operating results.

Long-Lived Assets.     Our long-lived assets consist principally of store leasehold improvements, material handling equipment, information technology systems, and other furniture and fixtures (included in “property and equipment, net” in our consolidated balance sheets) and, to a much lesser extent, patent and lease acquisition costs (included in “other intangible assets, net” in our consolidated balance sheets). These long-lived assets are recorded at cost and are amortized using the straight-line method over the shorter of the lease term or their useful life. Net long-lived assets as of February 3, 2018 and January 28, 2017 totaled $67.1 million and $84.1 million, respectively, representing 41.3% and 47.8% of total assets, respectively.

In assessing potential impairment of these assets, we periodically evaluate the historical and forecasted operating results and cash flows on a location-by-location basis. Newly opened retail locations may take time to generate positive operating and cash flow results. Factors such as 1) retail location type, that is, Company store or leased department, 2) retail nameplate, that is, Motherhood, Pea or Destination Maternity, 3) geographic location, for example, urban area versus suburb, 4) current marketplace awareness of our brands, 5) local customer demographic data, 6) anchor stores within the mall in which our retail location is premised and 7) current fashion trends are all considered in determining the time frame required for a retail location to achieve positive financial results, which is assumed to be within two years from the date a retail location is opened. If economic conditions are substantially different from our expectations, the carrying value of certain of our long-lived assets may become impaired. As a result of our impairment assessment, we recorded write-downs of long-lived assets of $5.8 million, $2.4 million and $1.7 million during fiscal 2017, fiscal 2016 and fiscal 2015 respectively.

Self-Insurance Reserves.     We are primarily self-insured for most workers’ compensation claims, general liability and automotive liability losses, and for employee-related healthcare claims. We have purchased insurance coverage in order to establish certain limits to our exposure on a per claim basis and on an aggregate basis. Our accrued insurance expense, which was primarily for self-insurance reserves, as of February 3, 2018 and January 28, 2017 totaled $5.0 million and $5.4 million, respectively, representing 4.1% and 4.7% of total liabilities, respectively. The estimated reserves for our self-insured liabilities and our reported operating results could be significantly affected if future occurrences and claims differ from the factors noted below.

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

Government Incentives.     To partially offset the costs of the relocations of our corporate headquarters and distribution operations from Philadelphia, Pennsylvania to southern New Jersey, the Board of the NJEDA approved us for an incentive package of up to $40 million in benefits under Grow NJ in the form of transferrable income tax credits over a ten-year period from the State of New Jersey. The Grow NJ award benefit is recognized ratably over the ten-year life of the award and provides the Company with transferrable income tax credits of up to $4.0 million annually, with a net pretax cash realizable value of up to $3.6 million annually. The annual benefit amount available to us is expected to significantly exceed our annual income tax liability to New Jersey. In order to maximize the realizable value of our incentive package, in December 2013 we entered into an agreement with a third party to sell 75% of the annual income tax credits with an option to sell an additional amount up to the remaining 25% of the annual income tax credits.

We recognize the estimated benefit from our Grow NJ award as a reduction to distribution center and corporate headquarters costs that result from the relocation of these facilities to New Jersey (primarily occupancy expenses and equipment depreciation). When recognized, such income tax credits are included in our consolidated balance sheets as deferred income tax assets, net of a valuation allowance, and net of federal and state income tax effect, to reflect the expected after-tax amount to be realized from subsequent sales of the income tax credits. We began to recognize the benefit of our Grow NJ award in fiscal 2015 and deferred income tax assets as of February 3, 2018 and January 28, 2017 related to the award totaled $2.8 million and $3.3 million, respectively, representing 1.7% and 1.8% of total assets.

In order to receive the benefits of the incentive package we need to meet certain levels of annual jobs and other requirements. We record an accrual for the estimated realizable amount of our Grow NJ award based on our monthly average pre- and post-relocation employment levels in New Jersey. We continually monitor our compliance with the requirements of our incentive package. If we do not meet these job levels or other requirements on an annual basis, we will not receive some or all of the benefits. The estimated deferred income tax asset and our reported operating results could be significantly affected if we are unable to receive the full amount of the award benefits from NJEDA or are unable to sell or otherwise utilize the income tax credits. The Company estimates that in fiscal 2018 it will receive approximately $3.0 million of transferrable tax credits with a net pretax realizable value of approximately $2.6 million.

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

Federal net operating loss and tax credit carryforwards, certain state net operating loss carryforwards, and temporary differences between the book and tax treatment of income and expenses result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. We must periodically assess the likelihood that our deferred tax assets will be recovered from future taxable income. To the extent we believe that recovery is not more likely than not, we must establish a valuation allowance to reduce deferred tax assets to the amount considered realizable. The evaluation of the realizability of deferred tax assets includes consideration of all available evidence, both positive and negative, regarding historical operating results including recent years with reported losses, the estimated timing of future reversals of existing taxable temporary differences, estimated future taxable income exclusive of reversing temporary differences and carryforwards, and potential tax planning strategies which may be employed to prevent an operating loss or tax credit carryforward from expiring unused. In situations where a three-year cumulative loss condition exists, accounting standards limit the ability to consider projections of future results as positive evidence to assess the realizability of deferred tax assets. In fiscal 2016 our financial results reflected a three-year cumulative loss. The three-year cumulative loss constitutes significant negative evidence, limiting our ability to consider other positive evidence, such as our projections for future growth. Consequently, in fiscal 2016 we recorded a non-cash charge of $27.8 million as a valuation allowance against substantially all of our deferred tax assets. In fiscal 2017 we continued to record a valuation allowance against substantially all of our deferred tax assts. This valuation allowance has no effect on our ability to utilize the deferred tax assets to offset future taxable income, if generated. As required by GAAP, we will continue to assess the likelihood that our deferred tax assets will be realizable in the future and the valuation allowance will be adjusted accordingly. The tax benefits relating to any reversal of the valuation allowance on the net deferred tax assets in a future period will be recognized as a reduction of future income tax expense in that period. Actual results could differ from our assessments if adequate taxable income is not generated in future periods. Net deferred tax assets (including our Grow NJ award benefit discussed above) as of February 3, 2018 and January 28, 2017 totaled $2.8 million and $3.3 million, respectively, representing 1.7% and 1.8% of total assets, respectively.

On December 22, 2017, the Tax Cuts and Jobs Act (the”TCJA”) was enacted.  The TCJA includes a number of changes to existing U.S. tax laws that impact the Company, most notably a reduction in the U.S. Corporate tax rate from 35% to 21% for tax years beginning after December 31, 2017.  We will continue to analyze additional information and guidance related to the TCJA as supplemental legislation, regulatory guidance or technical interpretations become available.

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

Not Yet Adopted

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

In February 2016 the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU No. 2016-02 affects any entity that enters into a lease (as that term is defined in the ASU) and its guidance supersedes Topic 840, Leases. As it substantively relates to the Company, ASU No. 2016-02 requires lessees to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position. For finance leases, lessees are required to recognize interest on the lease liability separately from amortization of the right-of-use asset in the statement of comprehensive income and to classify repayments of the principal portion of the lease liability within financing activities and payments of interest on the lease liability and variable lease payments within operating activities in the statement of cash flows. For operating leases, lessees are required to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis, and to classify all cash payments within operating activities in the statement of cash flows. In transition, lessees are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. ASU No. 2016-02 is effective for financial statements issued for annual reporting periods beginning after December 15, 2018 and interim periods within those years. Earlier application is permitted. While the Company is still evaluating this standard, given the significant number of leases the Company is party to, the Company expects this standard will have a material impact on the Company's financial statements.

In May 2014 the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU No. 2014-09 requires an entity to recognize revenue for the amount of consideration to which it expects to be entitled for the transfer of promised goods or services to customers. Additionally, ASU No. 2014-09 requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. The standard will replace most existing revenue recognition guidance in GAAP when it becomes effective. ASU No. 2014-09 is effective for financial statements issued for annual reporting periods beginning after December 15, 2016 and interim periods within those years. In August 2015 the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date which deferred the effective date of ASU No. 2014-09 by one year, making the guidance effective for fiscal years beginning after December 15, 2017. Early adoption will be permitted, but not earlier than the original effective date for annual and interim periods. We will adopt the new guidance beginning with the first quarter of fiscal 2018 as a cumulative effect adjustment as of the date of adoption. We are in the process of finalizing our analysis, we do not expect the adoption will have a material impact on our consolidated financial position or results of operations.  In order to determine the impact of ASU No. 2014-09, our assessment included a detailed review of our revenue streams and a comparison of our historical accounting policies and practices to the new standard.

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

The Company determined that this accounting change represented a change in accounting estimate effected by a change in accounting principle. In accordance with the requirements of ASC Topic 250 related to such accounting changes, during the first quarter of fiscal 2017 the Company recognized $0.8 million of revenue as a cumulative adjustment for the accounting change.

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

As of February 3, 2018, we had cash and cash equivalents of $1.6 million. Our cash equivalents consist of investments in money market funds that bear interest at variable rates. A change in market interest rates earned on our investments impacts the interest income and cash flows, but does not materially impact the fair market value of the financial instruments. Due to the low balance, average maturity and conservative nature of our investment portfolio, we believe a sudden change in interest rates would not have a material effect on the value of our investment portfolio. The impact on our future interest income resulting from changes in investment yields will depend largely on the gross amount of our investment portfolio at that time. However, based upon the conservative nature of our investment portfolio and current experience, we do not believe a decrease in investment yields would have a material negative effect on our interest income.

The components of our debt portfolio as of February 3, 2018 are $22.5 million due under our Term Loan, $6.0 million due under our equipment note, $2.7 million due under a sale and leaseback transaction and the $50.0 million Credit Facility. Each of the components of our debt portfolio are denominated in United States dollars. The fair value of the debt portfolio is referred to as the “debt value.” The equipment note bears interest at a fixed rate of 3.38%. Although a change in market interest rates would not affect the interest incurred or cash flow related to this fixed rate portion of the debt portfolio, the debt value would be affected.

The Term Loan carries a variable interest rate that is tied to market indices with a minimum annual rate of 9.0%. The sensitivity analysis as it relates to this portion of our debt portfolio assumes an instantaneous 100 basis point move in interest rates above and below the minimum threshold, with all other variables held constant. The debt value of the Term Loan is approximately $22.5 million. A 100 basis point increase in market interest rates above the minimum threshold would result in additional annual interest expense on the Term Loan of approximately $0.2 million. A 100 basis point decline in market interest rates below the minimum threshold would have no effect on our annual interest expense on the Term Loan.

Our Credit Facility has variable interest rates that are tied to market indices. As of February 3, 2018, we had $8.0 million of direct borrowings and $7.3 million of letters of credit outstanding under our Credit Facility. As of February 3, 2018, borrowings under the Credit Facility would have resulted in interest at a rate between approximately 3.1% and 5.0% per annum. Interest on any future borrowings under the Credit Facility would, to the extent of outstanding borrowings, be affected by changes in market interest rates. A change in market interest rates on the variable rate portion of our debt portfolio would impact the interest expense incurred and cash flows.

The sensitivity analysis as it relates to the fixed rate portion of our debt portfolio assumes an instantaneous 100 basis point move in interest rates from their levels as of February 3, 2018, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the value of the debt by approximately $0.1 million as of February 3, 2018. A 100 basis point decline in market interest rates would cause the debt value to increase by approximately $0.1 million as of February 3, 2018.

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

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to our management on a timely basis to allow decisions regarding required disclosure. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of February 3, 2018. Based on this evaluation, the Company’s Interim Chief Executive Officer and Chief Financial Officer have concluded that as of February 3, 2018 these controls and procedures were effective.

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

Management assessed the Company’s internal control over financial reporting as of February 3, 2018, the end of the Company’s fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and the Company’s overall control environment.

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

(b)    Change in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting identified in connection with management’s evaluation that occurred during the fiscal quarter ended February 3, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of February 3, 2018 regarding the number of shares of common stock that may be issued under our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	471,014	(1)	$12.14	785,703	(2)
Equity compensation plans not approved by security holders	73,255	(3)	$5.62	—
Total	544,269		$11.26	785,703

(1)	Reflects shares subject to options outstanding under the 2005 Plan.
(2)	Reflects shares available under the 2005 Plan (all of which may be issued as shares of restricted stock, restricted stock units or deferred stock units).
(3)	Reflects shares subject to an outstanding option agreement awarded as a non-plan based inducement grant.

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

(3)	Exhibits

See following Index of Exhibits.

INDEX OF EXHIBITS

Exhibit No.	Description

*3.1	Restated Certificate of Incorporation of the Company (Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2008)

3.2	Bylaws of the Company, effective December 22, 2016

†*10.1	Form of Non-Qualified Stock Option Agreement under the Company’s 2005 Equity Incentive Plan (Exhibit 10.29 to the the Company’s Annual Report on Form 10-K for the year ended September 30, 2006)

†*10.2	Form of Restricted Stock Unit Award Agreement under the Company’s 2005 Equity Incentive Plan (Exhibit 10.47 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011)

†*10.3	2005 Equity Incentive Plan (as amended and restated) (Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 25, 2013)

†*10.4	Destination Maternity Corporation Stock Ownership Guidelines (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 24, 2014 (the “January 24, 2014 Form 8-K”))

†*10.5	Non-Employee Director Compensation Policy (Exhibit 10.2 to the January 24, 2014 Form 8-K)

*10.6

Agreement and Plan of Merger, dated as of December 19, 2016, by and among Destination Maternity Corporation, Orchestra-Prémaman S.A. and US OP Corporation (Exhibit 2.1 to the Company’s Current Report on Form 8-K dated December 19, 2016)

†*10.7	Destination Maternity Corporation 2013 Management Incentive Program, as amended effective December 3, 2014 (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 1, 2014

†*10.8	Form of Restricted Stock Unit Award Agreement under the Company’s 2005 Equity Incentive Plan (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 1, 2015)

*10.9

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

*10.10

Amended and Restated Credit Agreement, dated March 25, 2016, among the Company and Cave Springs, Inc., as Borrowers, Mothers Work Canada, Inc. and DM Urban Renewal, LLC, as Guarantors, each lender from time to time party hereto and Wells Fargo Bank, National Association, as Administrative Agent and Swing Line Lender and Letter of Credit Issuer (Exhibit 10.2 to the March 25, 2016 Form 8-K)

*10.11

Intercreditor Agreement dated March 25, 2016, among Wells Fargo Bank, National Association, as ABL Agent and Wells Fargo Bank, National Association, as Term Agent, acknowledged by the Company, Cave Springs, Inc., Mothers Work Canada, Inc. and DM Urban Renewal, LLC (Exhibit 10.3 to the March 25, 2016 Form 8-K)

†*10.12

Transaction Bonus Agreement, dated May 31, 2016, by and between the Company and Anthony M. Romano (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 31, 2016 (the “May 31, 2016 Form 8-K”))

†*10.13	Transaction Bonus and Retention Agreement, dated May 31, 2016, by and between the Company and Ronald J. Masciantonio (Exhibit 10.2 to the May 31, 2016 Form 8-K)

†*10.14	Amended and Restated Executive Employment Agreement, dated May 31, 2016, by and between the Company and Ronald J. Masciantonio (Exhibit 10.3 to the May 31, 2016 Form 8-K)

†*10.15	Executive Employment Agreement dated July 20, 2016 between David Stern and the Company (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 1, 2016 (the “August 1, 2016 Form 8-K”)

†*10.16	Non-Qualified Stock Option Inducement Award Agreement dated August 1, 2016 between David Stern and the Company (Exhibit 10.2 to the August 1, 2016 Form 8-K)

†*10.17	Restricted Stock Inducement Award Agreement dated August 1, 2016 between David Stern and the Company (Exhibit 10.3 to the August 1, 2016 Form 8-K)

†*10.18	Restricted Stock Unit Inducement Award Agreement dated August 1, 2016 between David Stern and the Company (Exhibit 10.4 to the August 1, 2016 Form 8-K)

Exhibit No.	Description
*10.19

Governance Agreement, dated as of December 19, 2016, by and among Destination Maternity Corporation, Orchestra-Prémaman S.A. and Yeled Invest S.à.r.l. (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 19, 2016 (the “December 19, 2016 Form 8-K”))

*10.20

Consent and Amendment No. 1 to Amended and Restated Credit Agreement, dated as of December 18, 2016, by and among Wells Fargo Bank, National Association, Destination Maternity Corporation, Cave Springs, Inc., Mothers Work Canada, Inc. and DM Urban Renewal, LLC (Exhibit 10.2 to the December 19, 2016 Form 8-K)

*10.21

Consent and Amendment No. 1 to Term Loan Credit Agreement, dated as of December 18, 2016, by and among Wells Fargo Bank, National Association, TPG Specialty Lending, Inc., Destination Maternity Corporation, Cave Springs, Inc., Mothers Work Canada, Inc., and DM Urban Renewal, LLC (Exhibit 10.3 to the December 19, 2016 Form 8-K)

*10.22

First Amendment to Intercreditor Agreement, dated December 18, 2016, by and among Wells Fargo Bank, National Association, Destination Maternity Corporation, Cave Springs, Inc., Mothers Work Canada, Inc. and DM Urban Renewal, LLC (Exhibit 10.4 to the December 19, 2016 Form 8-K)

†*10.23

Amendment to Transaction Bonus Agreement, dated January 6, 2017, by and between the Company and Anthony M. Romano (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 6, 2017 (the “January 6, 2017 Form 8-K”))

†*10.24	Amendment to Transaction Bonus and Retention Agreement, dated January 6, 2017, by and between the Company and Ronald J. Masciantonio (Exhibit 10.2 to the January 6, 2017 Form 8-K)

*10.25

Consulting Agreement, dated as of January 27, 2017, by and between Destination Maternity Corporation and Orchestra-Prémaman USA Inc. (Exhibit 10.37 to Company’s Annual Report on Form 10-K for the year ended January 28, 2017 (the “2017 Form 10-K”))

*10.26

Consulting Agreement for Construction Project Management and Architectural Services, dated as of February 3, 2017, by and between Destination Maternity and Orchestra-Prémaman USA Inc. (Exhibit 10.38 to the 2017 Form 10-K)

*10.27

Amendment No. 2 to Amended and Restated Credit Agreement, dated as of April 7, 2017, by and among Wells Fargo Bank, National Association, Destination Maternity Corporation, Cave Springs, Inc., Mothers Work Canada, Inc. and DM Urban Renewal, LLC (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 7, 2017 (the “April 7, 2017 Form 8-K”))

*10.28

Amendment No. 2 to Term Loan Credit Agreement, dated as of April 7, 2017, by and among Wells Fargo Bank, National Association, TPG Specialty Lending, Inc., Destination Maternity Corporation, Cave Springs, Inc., Mothers Work Canada, Inc., and DM Urban Renewal, LLC (Exhibit 10.2 to the April 7, 2017 Form 8-K)

*10.29

Second Amendment to Intercreditor Agreement, dated as of April 7, 2017, by and among Wells Fargo Bank, National Association, Destination Maternity Corporation, Cave Springs, Inc., Mothers Work Canada, Inc. and DM Urban Renewal, LLC (Exhibit 10.3 to the April 7, 2017 Form 8-K)

*10.30

Product Purchase Agreement, dated as of May 1, 2017, by and between Orchestra Prémaman USA Inc. and Destination Maternity Corporation (Exhibit 10.42 to Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the year ended January 28, 2017 (the “2016 Form 10-K/A”)

†*10.31	Executive Employment Agreement, dated as of February 21, 2017, by and among Ronald J. Masciantonio, Orchestra Prémaman S.A. and US OP Corporation (Exhibit 10.43 to the 2016 Form 10-K/A)

†*10.32	Bonus Deferral Letter, dated April 6, 2017, by and between Destination Maternity Corporation and Anthony M. Romano (Exhibit 10.44 to the 2016 Form 10-K/A)

*10.33

Master Lease Agreement, dated as of May 25, 2017, by and between TFG-New Jersey, L.P. and Destination Maternity Corporation (Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 29, 2017 (the “April 29, 2017 Form 10-Q”))

*10.34	Lease Schedule, dated as of May 25, 2017, by and between TFG-New Jersey, L.P. and Destination Maternity Corporation (Exhibit 10.8 to the April 29, 2017 Form 10-Q

*10.35	Bill of Sale, dated as of May 25, 2017, by and between TFG-New Jersey, L.P. and Destination Maternity Corporation (Exhibit 10.9 to the April 29, 2017 Form 10-Q)

*10.36	Sale Leaseback Agreement, dated as of May 25, 2017, by and between TFG-New Jersey, L.P. and Destination Maternity Corporation (Exhibit 10.10 to the April 29, 2017 Form 10-Q)

Exhibit No.	Description
*10.37

Termination Agreement dated July 27, 2017, by and among Orchestra Prémaman, S.A., US OP Corporation, the Company, Yeled Invest S. à. r. l., and Orchestra Prémaman USA Inc. (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 27, 2017)

†*10.38

Separation and Release Agreement dated September 7, 2017, between the Company and Anthony M. Romano (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 7, 2017 (the “September 7, 2017 Form 8-K”))

†*10.39	Letter Agreement dated September 7, 2017, between the Company and B. Allen Weinstein (Exhibit 10.2 to the September 7, 2017 Form 8-K)

*10.40	Destination Maternity Corporation Amended and Restated 2005 Equity Incentive Plan, adopted as of October 19, 2017 (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 19, 2017)

†*10.41

Retention Agreement dated October 19, 2017, between the Company and Ronald J. Masciantonio (Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 28, 2017 (the “October 28, 2017 Form 10-Q”))

†*10.42	Retention Agreement dated October 19, 2017, between the Company and David Stern (Exhibit 10.5 to the October 28, 2017 Form 10-Q)

†*10.43	Transition Agreement dated November 10, 2017, between the Company and David L. Courtright (Exhibit 10.6 to the October 28, 2017 Form 10-Q)

†*10.44

Retirement and Release Agreement dated January 2, 2018, between the Company and Allen Weinstein (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 2, 2018 (the “January 2, 2018 Form 8-K”))

†*10.45	Letter Agreement dated January 3, 2018, between the Company and Melissa Payner-Gregor (Exhibit 10.2 to the January 2, 2018 Form 8-K)

*10.46

Term Loan Credit Agreement, dated February 1, 2018, by and among Destination Maternity Corporation and Cave Springs, Inc., as borrowers, Mothers Work Canada, Inc. and DM Urban Renewal, LLC as guarantors, the lenders from time to time party thereto and Pathlight Capital LLC, as administrative agent and lender (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 1, 2018 (the “February 1, 2018 Form 8-K”))

10.47

Amendment No. 3 to Amended and Restated Credit Agreement, dated February 1, 2018, by and among Destination Maternity Corporation and Cave Springs, Inc., as borrowers, Mothers Work Canada, Inc. and DM Urban Renewal, LLC as guarantors, the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent and lender

*10.48

Intercreditor Agreement, dated February 1, 2018, by and between Wells Fargo Bank, National Association, as ABL agent and Pathlight Capital LLC, as term agent, acknowledged by Destination Maternity Corporation, Cave Springs, Inc., Mothers Work Canada, Inc. and DM Urban Renewal, LLC (Exhibit 10.3 to the February 1, 2018 Form 8-K)

*10.49

Support Agreement, dated as of April 2, 2018, by and between Destination Maternity Corporation, Orchestra-Prémaman S.A. and Yeled Invest S.A. (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 2, 2018 (the “April 2, 2018 Form 8-K”))

*10.50

Indemnification Agreement, dated April 2, 2018 between Destination Maternity Corporation and Melissa Payner-Gregor. Pursuant to Instruction 2 to Item 601 of Regulation S-K, an Indemnification Agreement that is substantially identical in all material respects, except as to the parties thereto, between the Company and each of the Company’s other directors, was not filed. (Exhibit 10.2 to the April 2, 2018 Form 8-K)

*18.1	Preferability Letter Regarding Change in Accounting Principle dated June 8, 2017 from KPMG LLP (Exhibit 18.1 to the April 29, 2017 Form 10-Q)

21	Subsidiaries of the Company

23	Consent of KPMG LLP

31.1	Certification of the Interim Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Executive Vice President & Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Interim Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Description
32.2	Certification of the Executive Vice President & Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference.
†	Management contract or compensatory plan or arrangement.

Item 16.	Form 10-K Summary

Optional disclosure, not included in this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 19, 2018.

DESTINATION MATERNITY CORPORATION

By:	/S/ Melissa Payner-Gregor
Melissa Payner-Gregor
Interim Chief Executive Officer (Principal Executive Officer)

By:	/S/ David Stern
David Stern
Executive Vice President & Chief Financial Officer (Principal Financial Officer)

By:	/S/ Rodney Schriver
Rodney Schriver
Senior Vice President & Chief Accounting Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on April 19, 2018, in the capacities indicated:

/S/ Melissa Payner-Gregor Melissa Payner-Gregor	Interim Chief Executive Officer and Director (Principal Executive Officer)

/S/ David Stern David Stern	Executive Vice President & Chief Financial Officer (Principal Financial Officer)

/S/ Rodney Schriver Rodney Schriver	Senior Vice President & Chief Accounting Officer (Principal Accounting Officer)

/S/ Barry Erdos Barry Erdos	Director (Non-Executive Chairman of the Board)

/S/ Michael J. Blitzer Michael J. Blitzer	Director

/S/ Peter Longo Peter Longo	Director

/S/ Pierre-Andre Mestre Pierre-Andre Mestre	Director

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors

Destination Maternity Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Destination Maternity Corporation and subsidiaries (the “Company”) as of February 3, 2018 and January 28, 2017, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the years in the three-year period ended February 3, 2018 and the related notes and financial statement schedule Valuation and Qualifying Accounts (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 3, 2018 and January 28, 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended February 3, 2018, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with auditing standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2002.

Philadelphia Pennsylvania
April 19, 2018

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	February 3, 2018	January 28, 2017
ASSETS
Current assets:
Cash and cash equivalents	$1,635	$2,859
Trade receivables, net	6,692	5,683
Inventories	71,256	69,040
Prepaid expenses and other current assets	11,522	9,464
Total current assets	91,105	87,046
Property and equipment, net	66,146	83,029
Other assets:
Deferred line of credit financing costs, net of accumulated amortization of $829 and $717	450	456
Other intangible assets, net of accumulated amortization of $907 and $810	953	1,092
Deferred income taxes	2,829	3,251
Other non-current assets	1,099	1,113
Total other assets	5,331	5,912
Total assets	$162,582	$175,987

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit borrowings	$8,000	$4,600
Current portion of long-term debt	4,780	6,948
Accounts payable	30,949	17,656
Accrued expenses and other current liabilities	31,661	31,359
Total current liabilities	75,390	60,563
Long-term debt	23,809	31,485
Deferred rent and other non-current liabilities	22,715	22,789
Total liabilities	121,914	114,837

Commitments and contingencies (Note 16)

Stockholders’ equity:
Preferred stock, 1,656,381 shares authorized
Series B junior participating preferred stock, $.01 par value; 300,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value; 20,000,000 shares authorized, 14,684,117 and 14,010,417 shares issued and outstanding	147	140
Additional paid-in capital	106,865	105,775
Accumulated deficit	(66,274)	(44,693)
Accumulated other comprehensive loss	(70)	(72)
Total stockholders’ equity	40,668	61,150
Total liabilities and stockholders’ equity	$162,582	$175,987

The accompanying notes are an integral part of these Consolidated Financial Statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended
	February 3, 2018	January 28, 2017	January 30, 2016
Net sales	$406,207	$433,699	$498,753
Cost of goods sold	192,355	206,271	252,713
Gross profit	213,852	227,428	246,040
Selling, general and administrative expenses	218,656	223,881	246,914
Store closing, asset impairment and asset disposal expenses (income)	6,292	2,768	(2,084)
Other charges, net	4,912	4,914	6,979
Operating loss	(16,008)	(4,135)	(5,769)
Interest expense, net	4,045	3,575	1,520
Loss on extinguishment of debt	1,542	—	—
Loss before income taxes	(21,595)	(7,710)	(7,289)
Income tax provision (benefit)	2	25,050	(2,806)
Net loss	$(21,597)	$(32,760)	$(4,483)

Net loss per share—Basic	$(1.57)	$(2.39)	$(0.33)
Average shares outstanding—Basic	13,788	13,702	13,596
Net loss per share—Diluted	$(1.57)	$(2.39)	$(0.33)
Average shares outstanding—Diluted	13,788	13,702	13,596

The accompanying notes are an integral part of these Consolidated Financial Statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended
	February 3, 2018	January 28, 2017	January 30, 2016
Net loss	$(21,597)	$(32,760)	$(4,483)
Foreign currency translation adjustments	2	1	(9)
Comprehensive loss	$(21,595)	$(32,759)	$(4,492)

The accompanying notes are an integral part of these Consolidated Financial Statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total
	Number of Shares	Amount
Balance as of January 31, 2015	13,807	$138	$102,370	$3,558	$(64)	$106,002
Net loss	—	—	—	(4,483)	—	(4,483)
Foreign currency translation adjustments	—	—	—	—	(9)	(9)
Cash dividends	—	—	—	(11,026)	—	(11,026)
Stock-based compensation	22	—	2,784	—	—	2,784
Exercise of stock options, net	11	—	69	—	—	69
Tax benefit shortfall from stock option exercises and restricted stock vesting	—	—	(312)	—	—	(312)
Repurchase and retirement of common stock	(15)	—	(127)	—	—	(127)
Balance as of January 30, 2016	13,825	138	104,784	(11,951)	(73)	92,898
Net loss	—	—	—	(32,760)	—	(32,760)
Foreign currency translation adjustments	—	—	—	—	1	1
Dividends forfeited	—	—	—	18	—	18
Stock-based compensation	191	2	1,799	—	—	1,801
Exercise of stock options, net	2	—	6	—	—	6
Tax benefit shortfall from stock option exercises and restricted stock vesting	—	—	(760)	—	—	(760)
Repurchase and retirement of common stock	(8)	—	(54)	—	—	(54)
Balance as of January 28, 2017	14,010	140	105,775	(44,693)	(72)	61,150
Net loss	—	—	—	(21,597)	—	(21,597)
Foreign currency translation adjustments	—	—	—	—	2	2
Dividends forfeited	—	—	—	16	—	16
Stock-based compensation	693	7	1,147	—	—	1,154
Repurchase and retirement of common stock	(19)	—	(57)	—	—	(57)
Balance as of February 3, 2018	14,684	$147	$106,865	$(66,274)	$(70)	$40,668

The accompanying notes are an integral part of these Consolidated Financial Statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	February 3, 2018	January 28, 2017	January 30, 2016
Operating Activities
Net loss	$(21,597)	$(32,760)	$(4,483)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	17,592	18,032	17,231
Stock-based compensation expense	1,154	1,801	2,784
Loss on impairment of long-lived assets	5,775	2,388	1,662
Loss on disposal of assets	349	272	193
Loss on extinguishment of debt	1,542	—	—
Grow NJ award benefit	422	349	(3,600)
Deferred income tax provision	—	24,614	2,020
Amortization of deferred financing costs	487	328	166
Changes in assets and liabilities:
Decrease (increase) in:
Trade receivables	(1,009)	4,471	(951)
Inventories	(2,216)	3,469	3,250
Prepaid expenses and other current assets	(1,990)	328	3,194
Other non-current assets	14	37	(178)
(Decrease) increase in:
Accounts payable, accrued expenses and other current liabilities	8,565	(11,593)	(3,675)
Deferred rent and other non-current liabilities	(219)	(1,025)	(1,519)
Net cash provided by operating activities	8,869	10,711	16,094
Investing Activities
Capital expenditures	(6,649)	(12,690)	(29,272)
Proceeds from sale of property, plant and equipment	—	2	35
Additions to intangible assets	(18)	(97)	(163)
Net cash used in investing activities	(6,667)	(12,785)	(29,400)
Financing Activities
Increase (decrease) in cash overdrafts	5,116	681	(277)
Increase (decrease) in line of credit borrowings	3,400	(23,800)	28,400
Proceeds from long-term debt	25,901	32,000	—
Repayment of long-term debt	(34,382)	(4,498)	(2,801)
Deferred financing costs paid	(3,406)	(1,519)	(157)
Withholding taxes on stock-based compensation paid in connection with repurchase of common stock	(57)	(54)	(127)
Cash dividends paid	—	—	(11,026)
Proceeds from exercise of stock options	—	6	69
Net cash (used in) provided by financing activities	(3,428)	2,816	14,081
Effect of exchange rate changes on cash and cash equivalents	2	1	(8)
Net (Decrease) Increase in Cash and Cash Equivalents	(1,224)	743	767
Cash and Cash Equivalents, Beginning of Period	2,859	2,116	1,349
Cash and Cash Equivalents, End of Period	$1,635	$2,859	$2,116

The accompanying notes are an integral part of these Consolidated Financial Statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF BUSINESS

Destination Maternity Corporation and subsidiaries (the “Company”) is a specialty designer and retailer of maternity clothing. The Company operated 1,124 retail locations as of February 3, 2018, including 487 stores and 637 leased departments, throughout the United States, Puerto Rico and Canada, and markets its maternity apparel on the Internet through its DestinationMaternity.com and brand-specific websites. The Company also has store franchise and product supply relationships in the Middle East, South Korea, Mexico, Israel and India. The Company was incorporated in Delaware in 1982.

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

The Company operates on a 52 or 53 week fiscal year ending on the Saturday nearest January 31 of each year. References to the Company’s fiscal 2017 refer to the 53 week fiscal year, or periods within such fiscal year, which began January 29, 2017 and ended February 3, 2018. References to the Company’s fiscal 2016 refer to the 52 week fiscal year, or periods within such fiscal year, which began January 31, 2016 and ended January 28, 2017. References to the Company’s fiscal 2015 refer to the 52 week fiscal year, or periods within such fiscal year, which began February 1, 2015 and ended January 30, 2016.

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

Cash and cash equivalents include cash on hand, cash in the bank and short-term investments with an original maturity of three months or less when purchased. Book cash overdrafts, which are outstanding checks in excess of funds on deposit, of $7,947,000 and $2,831,000 were included in accounts payable as of February 3, 2018 and January 28, 2017, respectively.

The Company maintains cash accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses from maintaining cash accounts in excess of such limits. Management believes that it is not exposed to any significant credit risks on its cash accounts.

e.	Inventories

Inventories are valued at the lower of cost or net realizable value. Cost is determined by the “first-in, first-out” (FIFO) method. Inventories of goods manufactured by the Company include the cost of materials, freight, direct labor, and design, manufacturing and distribution overhead.

f.	Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are computed for financial reporting purposes on a straight-line basis, using service lives ranging principally from five to ten years for furniture and equipment. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or their useful life. The cost of assets sold or retired, and the related accumulated depreciation or amortization are removed from the accounts with any resulting gain or loss included in net income. Maintenance and repairs are expensed as incurred, except for the capitalization of major renewals and betterments that extend the life of the asset. Long-lived assets are reviewed for impairment whenever adverse events, or changes in circumstances or business climate, indicate that the carrying value may not be recoverable. Factors used in the evaluation include, but are not limited to, management’s plans for future operations, brand initiatives, recent operating results and projected cash flows. If the associated undiscounted cash flows are insufficient to support the recorded asset, an impairment loss is recognized to reduce the carrying value of

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the asset. The amount of the impairment loss is determined by comparing the fair value of the asset with the carrying value. During fiscal 2017, 2016 and 2015 the Company recorded impairment write-downs of property and equipment totaling $5,743,000, $2,382,000 and $1,659,000, respectively, on a pretax basis.

g.	Intangible Assets

Intangible assets with definite useful lives consist primarily of patent and lease acquisition costs. The Company capitalizes legal costs incurred to defend its patents when a successful outcome is deemed probable and to the extent of an evident increase in the value of the patents. Intangible assets are amortized over the shorter of their useful life or, if applicable, the lease term. Management reviews the carrying amount of these intangible assets as impairment indicators arise, to assess the continued recoverability based on future undiscounted cash flows and operating results from the related asset, future asset utilization and changes in market conditions. During fiscal 2017, 2016 and 2015 the Company recorded write-downs of intangible assets totaling $32,000, $6,000 and $3,000, respectively, on a pretax basis. The Company has not identified any indefinite-lived intangible assets. Aggregate amortization expense of intangible assets in fiscal 2017, 2016 and 2015 was $126,000, $142,000 and $122,000, respectively.

Estimated amortization expense of the Company’s intangible assets as of February 3, 2018, during our next five future fiscal years ending on the Saturday nearest January 31 of each year is as follows (in thousands):

Fiscal Year
2018	$116
2019	109
2020	101
2021	90
2022	82

h.	Deferred Financing Costs

Deferred financing costs are amortized to interest expense over the term of the related debt agreements. Amortization expense of deferred financing costs in fiscal 2017, 2016 and 2015 was $487,000, $328,000 and $166,000, respectively. In connection with its current credit facility amended effective February 1, 2018, and its term loan entered into on February 1, 2018 the Company incurred approximately $3,406,000 in new costs that were paid in fiscal 2017 and are being deferred and amortized in future periods, and $1,542,000 of previously deferred financing costs were written off and recorded as loss on extinguishment of debt in the Company’s consolidated statements of operations (see Notes 8 and 9).

Estimated amortization expense of the Company’s deferred financing costs during future fiscal years ending on the Saturday nearest January 31 of each year is as follows (in thousands):

Fiscal Year
2018	$658
2019	634
2020	632
2021	582
2022	582

i.	Deferred Rent

Rent expense on operating leases, including rent holidays and scheduled rent increases, is recorded on a straight-line basis over the term of the lease commencing on the date the Company takes possession of the leased property, which for stores is generally four to six weeks prior to a store’s opening date. The net excess of rent expense over the actual cash paid has been recorded as a deferred rent liability in the accompanying consolidated balance sheets. Tenant improvement allowances received from landlords are also included in the accompanying consolidated balance sheets as deferred rent liabilities and are amortized as a reduction of rent expense over the term of the lease from the possession date.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

l.	Revenue Recognition, Sales Returns and Allowances

Revenue is recognized at the point of sale for retail store sales, including leased department sales, or when merchandise is delivered to customers for licensed brand product and Internet sales, and when merchandise is shipped to international franchisees. Leased department revenue is remitted to the Company, less a fixed percentage of the net sales earned by the lease partner (as stipulated in each agreement), which is considered a store expense and included in selling, general and administrative expenses (see Note 2p). A liability is established for the retail value of gift cards sold and merchandise credits issued. The liability is relieved and revenue is recognized over the period of, and in proportion to, the actual redemptions of gift cards based on the Company’s historical breakage. Allowances for returns are recorded as a reduction of revenue, based on the Company’s historical experience. Revenues are recorded net of applicable sales taxes.

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

Cost of goods sold in the accompanying consolidated statements of operations includes merchandise costs (including customs duty expenses), expenses related to inventory shrinkage, product-related corporate expenses (including expenses related to payroll, benefit costs and operating expenses of the Company’s design and sourcing departments), inventory reserves (including lower of cost and net realizable value), inbound freight charges, purchasing and receiving costs, inspection costs, distribution center costs (including occupancy expenses and equipment depreciation), internal transfer costs, and the other costs of the Company’s distribution network, partially offset by the allocable amount of the Company’s Grow NJ benefit (see Notes 2q and 14).

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

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Company expenses the costs of advertising when the advertising first occurs. Advertising expenses, including Internet advertising expenses, were $15,563,000, $12,869,000 and $15,877,000 in fiscal 2017, 2016 and 2015, respectively.

s.	Stock-based Compensation

The Company recognizes employee stock-based compensation as a cost in the accompanying consolidated statements of operations. Stock-based awards are measured at the grant date fair value and the compensation expense is recorded generally on a straight-line basis over the vesting period, net of estimated forfeitures. Excess tax benefits related to stock option exercises and restricted stock vesting are recognized as income tax expense or benefit in the consolidated statements of operations.

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

v.	Net Loss per Share and Cash Dividends

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

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes those effects for the Basic EPS and Diluted EPS calculations (in thousands, except per share amounts):

	Year Ended
	February 3, 2018	January 28, 2017	January 30, 2016
Net loss	$(21,597)	$(32,760)	$(4,483)
Net loss per share—Basic	$(1.57)	$(2.39)	$(0.33)
Net loss per share—Diluted	$(1.57)	(2.39)	$(0.33)
Average number of shares outstanding—Basic	13,788	13,702	13,596
Incremental shares from the assumed exercise of outstanding stock options	—	—	—
Incremental shares from the assumed lapse of restrictions on restricted stock awards	—	—	—
Average number of shares outstanding—Diluted	13,788	13,702	13,596

Options and unvested restricted stock totaling approximately 1,398,000, 1,232,000 and 901,000 shares of the Company's common stock were outstanding as February 3, 2018, January 28, 2017 and January 30, 2016 respectively, but were not included in the computation of Diluted EPS for fiscal 2017, 2016 or 2015 due to the Company's net loss. Had the Company reported a profit for fiscal 2017, 2016 and 2015 the weighted average number of dilutive shares outstanding for computation of Diluted EPS would have been approximately 13,806,000, 13,720,000 and 13,624,000 shares, respectively.

During fiscal 2015 the Company paid cash dividends totaling $11,026,000 ($0.80 per share) In connection with a debt refinancing in March 2016 the Company suspended its quarterly dividend and accordingly no cash dividends were paid by the Company during fiscal 2017 or 2016 (see Note 9). During fiscal 2017 and 2016 $16,000 and $18,000, respectively, of previously declared and undistributed dividends, for which payment was subject to completion of service requirements under restricted stock awards, were forfeited back to the Company in connection with the cancellation of the awards.

w.	Statements of Cash Flows

In fiscal 2017, 2016 and 2015 the Company paid interest of $3,734,000, $3,063,000, $1,404,000, respectively, and made income tax payments, net of refunds, of $(4,141,000), $(324,000), $(5,347,000), respectively.

x.	Business and Credit Risk

Financial instruments, primarily cash and cash equivalents and trade receivables, potentially subject the Company to concentrations of credit risk. The Company limits its credit risk associated with cash and cash equivalents by placing such investments in highly liquid funds and instruments. Trade receivables associated with third-party credit cards are processed by financial institutions, which are monitored for financial stability. Trade receivables associated with licensed brand, leased department, international franchise and other relationships are evaluated for collectability based on a combination of factors, including aging of trade receivables, write-off experience and past payment trends. The Company is dependent on key suppliers to provide sufficient quantities of inventory at competitive prices. No single supplier represented 20% or more of net purchases in fiscal 2017, 2016 or 2015. A significant majority of the Company’s purchases during fiscal 2017, 2016 and 2015 were imported. Management believes that any event causing a disruption of imports from any specific country could be mitigated by moving production to readily available alternative sources.

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

bb.	Recent Accounting Pronouncements – Not Yet Adopted

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

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In February 2016 the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU No. 2016-02 affects any entity that enters into a lease (as that term is defined in the ASU) and its guidance supersedes Topic 840, Leases. As it substantively relates to the Company, ASU No. 2016-02 requires lessees to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position. For finance leases, lessees are required to recognize interest on the lease liability separately from amortization of the right-of-use asset in the statement of comprehensive income and to classify repayments of the principal portion of the lease liability within financing activities and payments of interest on the lease liability and variable lease payments within operating activities in the statement of cash flows. For operating leases, lessees are required to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis, and to classify all cash payments within operating activities in the statement of cash flows. In transition, lessees are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. ASU No. 2016-02 is effective for financial statements issued for annual reporting periods beginning after December 15, 2018 and interim periods within those years. Earlier application is permitted. While the Company is still evaluating this standard, given the significant number of leases the Company is party to, the Company expects this standard will have a material impact on the Company's consolidated financial statements.

In May 2014 the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU No. 2014-09 requires an entity to recognize revenue for the amount of consideration to which it expects to be entitled for the transfer of promised goods or services to customers. Additionally, ASU No. 2014-09 requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. The standard will replace most existing revenue recognition guidance in GAAP when it becomes effective. ASU No. 2014-09 is effective for financial statements issued for annual reporting periods beginning after December 15, 2016 and interim periods within those years. In August 2015 the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date which deferred the effective date of ASU No. 2014-09 by one year, making the guidance effective for fiscal years beginning after December 15, 2017. Early adoption will be permitted, but not earlier than the original effective date for annual and interim periods. We will adopt the new guidance beginning with the first quarter of fiscal 2018 as a cumulative effect adjustment as of the date of adoption.  While we are in the process of finalizing our analysis, we do not expect that the adoption will have a material impact on our consolidated financial position or results of operations.

cc.	Change in Accounting Principle

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

The Company determined that this accounting change represented a change in accounting estimate effected by a change in accounting principle. In accordance with the requirements of ASC Topic 250 related to such accounting changes, during the first quarter of fiscal 2017 the Company recognized $0.8 million of revenue as a cumulative adjustment for the accounting change.

3.	TRADE RECEIVABLES

Trade receivables are recorded based on revenue recognized for sales of the Company’s merchandise and for other revenue earned by the Company through its marketing partnership programs and international franchise agreements, and are non-interest bearing. The Company evaluates the collectability of trade receivables based on a combination of factors, including aging of trade receivables, write-off experience, analysis of historical trends and expectations of future performance. An allowance for doubtful accounts is recorded for the amount of trade receivables that are considered unlikely to be collected. When the Company’s collection efforts are unsuccessful, uncollectible trade receivables are charged against the allowance for doubtful accounts. As of February 3, 2018 and January 28, 2017 the Company’s trade receivables were net of allowance for doubtful accounts of $166,000 and $163,000, respectively.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	INVENTORIES

Inventories as of February 3, 2018 and January 28, 2017 were comprised of the following (in thousands):

	February 3, 2018	January 28, 2017
Finished goods	$70,687	$68,346
Work-in-progress	182	212
Raw materials	387	482
	$71,256	$69,040

5.	PROPERTY AND EQUIPMENT, NET

Property and equipment as of February 3, 2018 and January 28, 2017 was comprised of the following (in thousands):

	February 3, 2018	January 28, 2017
Furniture and equipment	$75,140	$73,904
Leasehold improvements	89,030	103,198
Construction in progress	—	3,388
	164,170	180,490
Less: accumulated depreciation and amortization	(98,024)	(97,461)
	$66,146	$83,029

Aggregate depreciation and amortization expense of property and equipment in fiscal 2017, 2016 and 2015 was $17,466,000, $17,890,000, $17,109,000, respectively. During fiscal 2017, 2016 and 2015 the Company recorded pretax charges of $5,743,000, $2,382,000, $1,659,000, respectively, related to the impairment of leasehold improvements and furniture and equipment at certain of its retail locations.

6.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

As of February 3, 2018 and January 28, 2017 accrued expenses and other current liabilities were comprised of the following (in thousands):

	February 3, 2018	January 28, 2017
Employee compensation and benefits	$7,133	$6,754
Insurance, primarily self-insurance reserves	5,048	5,421
Gift certificates and store credits	3,385	4,305
Deferred rent	3,211	3,507
Sales and use taxes	2,638	2,591
Product return reserve	2,799	1,615
Accounting and legal	714	1,276
Accrued property, plant and equipment additions	218	316
Income taxes payable	—	12
Other	6,515	5,562
	$31,661	$31,359

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	DEFERRED RENT AND OTHER NON-CURRENT LIABILITIES

As of February 3, 2018 and January 28, 2017 deferred rent and other non-current liabilities were comprised of the following (in thousands):

	February 3, 2018	January 28, 2017
Deferred rent	$25,407	$25,398
Less: current portion included in accrued expenses and other current liabilities	(3,211)	(3,507)
Non-current deferred rent	22,196	21,891
Accrued income taxes	380	752
Other	139	146
	$22,715	$22,789

8.	LINE OF CREDIT

After completion of a debt refinancing on February 1, 2018 the Company has a $50,000,000 senior secured revolving credit facility (the “Credit Facility”), which was amended and restated in connection with the issuance of the Company’s $25,000,000 Term Loan (see Note 9). The previous $70,000,000 Credit Facility had been in place since March 25, 2016. In connection with the Term Loan financing the maturity date of the Credit Facility was extended to January 31, 2023 and certain availability reserves were reduced or eliminated. Proceeds from advances under the Credit Facility with certain restrictions may be used to provide financing for working capital, letters of credit, capital expenditures, and other general corporate purposes.

The Credit Facility contains various affirmative and negative covenants and representations and warranties including the requirement that the Company maintain Excess Availability (as defined in the related Credit Agreement) of more than the greater of 10% of the Combined Loan Caps (as defined in the related Credit Agreement) and $7,000,000. In the event that the outstanding balance of the Term Loan exceeds the Term Loan Borrowing Base (as defined in the related Term Loan Agreement) then a reserve will be imposed against availability under the Credit Facility. The Credit Facility is secured by a security interest in the Company’s trade receivables, inventory, letter of credit rights, cash, intangibles and certain other assets. The interest rate on outstanding borrowings is equal to, at the Company’s election, either 1) the lender’s base rate plus 0.50% or 2) a LIBOR rate plus 1.0%. The Company also pays an unused line fee under the Credit Facility of 0.25% per annum.

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

In connection with the original execution and subsequent amendments of the Credit Facility, the Company incurred deferred financing costs of $1,280,000 including $107,000 paid in fiscal 2017. These deferred financing costs are being amortized over the term of the Credit Facility agreement and included in “interest expense, net” in the consolidated statements of operations.

As of February 3, 2018 the Company had $8,000,000 in outstanding borrowings under the Credit Facility, $7,327,000 in letters of credit and $26,848,000 of availability based on the Company’s Borrowing Base formula and availability reserve requirements. As of January 28, 2017 the Company had $4,600,000 in outstanding borrowings under the Credit Facility, $5,827,000 in letters of credit and $19,374,000 of availability. For fiscal 2017, 2016 and 2015 borrowings had a weighted interest rate of 3.65%, 2.84%, 3.05% per annum, respectively.  During fiscal 2017, 2016 and 2015 the Company’s average level of direct borrowings was $9,454,000, $11,191,000 and $26,835,000, respectively, and the Company’s maximum borrowings during fiscal 2017, 2016 and 2015 were $17,100,000, $42,700,000, $40,900,000, respectively.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	LONG-TERM DEBT

On February 1, 2018 (the “Closing Date”) the Company entered into a Term Loan Credit Agreement (the “Term Loan Agreement”) which provides for a term loan of up to $25,000,000 which matures on January 31, 2023 (the “Term Loan”).  On the Closing Date the Company borrowed $22,500,000 net of fees against the Term Loan and used the proceeds, in addition to $3,600,000 borrowed under our Credit Facility (see Note 8) to pay off the $22,999,000 balance of our then existing term loan (the “Prior Term Loan”) and $3,226,000 of fees and interest associated with the transaction. The Term Loan provides for an additional loan of $2,500,000 which can be borrowed at the Company’s discretion within a period of 45 days after delivery to the lender of our first quarter fiscal 2018 financial statements and satisfaction of certain other requirements. There is a minimum excess availability requirement of the greater of 10% of the combined loan cap, as defined in the Term Loan Agreement, or $7,000,000.

The interest rate on the Term Loan is equal to a LIBOR rate plus 9.0%. The Company is required to make minimum repayments of the principal amount of the Term Loan in quarterly installments of $312,500 each quarter commencing on July 31, 2018, with the remaining outstanding balance payable on the maturity date. Additionally, the Term Loan can be prepaid at the Company's option subject to certain restrictions and subject to a prepayment premium as follows: 1) if the prepayment occurs on or prior to the second anniversary of the Closing Date, the greater of  a) interest on the prepayment that would otherwise have been paid with the 24 month period following the Closing Date minus actual interest payments made through the prepayment date and b) 2% of the prepayment and 2) 2% of the prepayment amount if paid between the second and third anniversary of the Closing Date.

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

On March 25, 2016 the Company entered into a Term Loan Agreement Credit Agreement (the “Prior Term Loan Agreement”) for the $32,000,000 Prior Term Loan that had a maturity date of March 25, 2021. The proceeds were used to repay a portion of the indebtedness that was outstanding under our credit facility at that time.  The interest rate on the Prior Term Loan was equal to a LIBOR rate (with a 1.0% LIBOR floor) plus 7.5%. We were required to make minimum repayments of the principal amount in quarterly installments of $800,000 with the remaining outstanding balance payable on the maturity date.  As amended on December 19, 2016 and April 7, 2017, the Prior Term Loan Agreement contained various minimum excess availability requirements including $5,000,000 against availability under our Credit Facility that was reduced dollar for dollar for prepayments of the Prior Term Loan, and an amount equal to the greater of 10% of the Combined Loan Cap (as defined in the Credit Facility Agreement) or $10,000,000.

In connection with the execution of the Term Loan Agreement, the Prior Term Loan Agreement and subsequent amendments, the Company incurred deferred financing costs of $4,557,000. Of this amount, the unamortized balance of $1,542,000 in deferred financing costs incurred in connection with the Prior Term Loan were written off upon entering into the Term Loan and charged to loss on extinguishment of debt in our consolidated statements of operations. There were $2,460,000 of deferred financing costs incurred in connection with the Term Loan. These deferred financing costs are reflected as a direct deduction from the Term Loan liability in the consolidated balance sheets and are being amortized over the term of the Term Loan Agreement. The amortization is included in “interest expense, net” in the consolidated statements of operations.

As of February 3, 2018 and January 28, 2017 there was $22,500,000 and $30,400,000, respectively, of principal outstanding under the Term Loan and Prior Term Loan.

As of February 3, 2018 and January 31, 2017 there was $6,051,000 and $9,302,000, respectively, outstanding under a five-year equipment financing arrangement with the Company’s Credit Facility bank. The equipment note bears annual interest at 3.38%, with payments of $272,000 (including interest) due monthly through December 2019. The equipment note is collateralized by substantially all of the material handling equipment at the Company’s distribution facility in Florence, New Jersey (see Note 5). Any amounts outstanding under the equipment note may be accelerated and become due and payable immediately upon an event of default and expiration of any applicable cure period. The specified events of default are substantially the same as those in the Credit Facility agreement (see Note 8).

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On June 6, 2017 the Company received $3,401,000 in proceeds from a three-year financing arrangement in the form of a sale and leaseback for certain furniture, fixtures and software.  Monthly payments are $123,000 for the first 24 months and $48,000 for months 25 to 36.  At the end of the leaseback term, the Company has the option to extend the financing arrangement for an additional year or to repurchase the financed property for a price to be agreed upon.  All of the proceeds from the transaction were used to prepay a portion of the Company’s Prior Term Loam.  As of February 3, 2018 there was $2,670,000 of principal outstanding under this financing arrangement.

Future maturities of long-term debt are as follows (in thousands):

Fiscal Year
2018	$5,247
2019	4,898
2020	2,013
2021	1,250
2022	17,813
$31,221

10.	FAIR VALUE MEASUREMENTS

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

At both February 3, 2018 and January 28, 2017 the Company had cash equivalents of $4,000. The Company’s cash equivalents consist of investments in money market funds for which the carrying value approximates fair value (based on Level 1 inputs) due to the short-term nature of those instruments. The carrying values of trade receivables and accounts payable approximate fair value due to the short-term nature of those instruments.

The Company’s Credit Facility has variable interest rates that are tied to market indices. As of February 3, 2018 and January 28, 2017 the Company had $8,000,000 and $4,600,000, respectively, of direct borrowings outstanding under the Credit Facility. The carrying value of the Company’s Credit Facility borrowings approximates fair value as the variable interest rates approximate current market rates, which the Company considers to be Level 2 inputs.

The Company’s Term Loan, which represents a significant majority of the Company’s long-term debt, bears interest at variable rates, which adjust based on market conditions with a minimum annual rate of 9.0%. The carrying value of the Company’s Term Loan approximates fair value as the variable interest rates approximate current market rates for similar instruments available to companies with comparable credit quality, which the Company considers to be Level 2 inputs. The fair value of the Company’s fixed-rate equipment note was determined using a discounted cash flow analysis based on interest rates currently available to the Company, which the Company considers to be Level 2 inputs. The difference between the carrying value and fair value of long-term debt held by the Company with a fixed rate of interest is not material.

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

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	COMMON AND PREFERRED STOCK

The Company’s Board of Directors previously approved a program to repurchase up to $10,000,000 of the Company’s outstanding common stock that expired as of July 31, 2016. Under the program, the Company was authorized to repurchase shares from time to time through solicited or unsolicited transactions in the open market or in negotiated or other transactions. No shares were repurchased under this program. The Term Loan Agreement, effective February 1, 2018, prohibits the payment of dividends or share repurchases by the Company for three years.

The Company has authorization to issue up to 1,656,381 shares of preferred stock, par value $0.01, with 300,000 shares authorized for Series B Junior Participating Preferred Stock. There was no preferred stock issued or outstanding as of February 3, 2018 and January 28, 2017.

12.	EQUITY AWARD PLANS

In January 2006 the stockholders of the Company approved the adoption of the Amended and Restated 2005 Equity Incentive Plan (the “2005 Plan”) and, subsequently, have approved amendments to increase the number of issuable shares. Under the 2005 Plan, employees, directors, consultants and other individuals who provide services to the Company may be granted awards in the form of stock options, stock appreciation rights, restricted stock, restricted stock units or deferred stock units. Up to 3,550,000 shares of the Company’s common stock may be issued in respect of awards under the 2005 Plan, as amended, with no more than 2,250,000 of those shares permitted to be issued in respect of restricted stock, restricted stock units, or deferred stock units granted under the 2005 Plan. Awards of stock options to purchase the Company’s common stock will have exercise prices as determined by the Compensation Committee of the Board of Directors (the “Compensation Committee”), but such exercise prices may not be lower than the fair market value of the stock on the date of grant.

No stock options have been granted by the Company with an exercise price less than the fair market value of the Company’s common stock on the date of grant for any of the periods presented. The majority of the stock options issued under the 2005 Plan vest ratably over four-year periods and stock options issued under the 2005 Plan generally expire ten years from the date of grant. Restricted stock awards issued under the 2005 Plan generally have restrictions that lapse ratably over periods ranging from one to four years, however, up to 177,500 restricted stock awards may be issued with a vesting period of less than one year. The non-executive chairman of the Company’s Board of Directors is granted 6,000 shares of restricted stock and each non-employee director, other than the non-executive chairman, of the Company’s Board of Directors is granted 4,000 shares of restricted stock on an annual basis that will vest one year from the date of grant. The Company issues new shares of common stock upon exercise of vested stock options. As of February 3, 2017 there were 785,703 shares of the Company’s common stock available for grant under the 2005 Plan in the form of stock options, restricted stock, restricted stock units or deferred stock units.

Stock option activity for all plans was as follows:

	Outstanding Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
	(in thousands)		(years)	(in thousands)
Balance—January 28, 2017	955	$11.68
Granted	—
Exercised	—
Forfeited	411	12.25
Expired	—
Balance—February 3, 2018	544	$11.26	7.3	$—
Exercisable— February 3, 2018	273	$13.94	6.6	$—

During fiscal 2017 there were no stock options exercised.  During fiscal 2016 and 2015 the total intrinsic value of stock options exercised was $5,000 and $63,000, respectively. The total cash received from these stock option exercises was  $6,000, and $69,000,  respectively, and the actual tax benefit realized for the tax deductions from these option exercises was $2,000 and $24,000, respectively.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

There were no stock options granted in fiscal 2017. The weighted-average fair value of stock options granted during fiscal 2016 and 2015 was estimated to be $2.96  and $2.58 per option share, respectively. The weighted-average fair value of each option granted is calculated on the date of grant using the Black-Scholes option pricing model.

Weighted-average assumptions for option grants were as follows:

	Year Ended
	February 3, 2018	January 28, 2017	January 30, 2016
Expected dividend yield	N/A	none	5.7%
Expected price volatility	N/A	45.0%	36.1%
Risk-free interest rate	N/A	1.3%	1.4%
Expected life	N/A	5.3 years	5.0 years

There were no option grants during the fiscal year ended February 3, 2018.  Expected dividend yield was determined using a weighted average of the Company’s annualized dividend rate compared to the market price of the Company’s common stock as of the grant date. Expected volatility was determined using a weighted average of the historic volatility of the Company’s common stock as of the option grant date measured over a period equal to the expected life of the grant. Risk-free interest rates were based on the United States Treasury yield curve in effect at the date of the grant. Expected lives were determined using a weighted average of the historic lives of previously issued grants of the Company’s stock options.

The following table summarizes information about stock options outstanding as of February 3, 2018:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	(in thousands)	(years)		(in thousands)
$ 3.52 to $ 7.00	74	8.5	$5.61	19	$5.60
7.01 to 8.00	211	8.2	7.49	53	7.49
8.01 to 14.00	24	4.4	11.63	19	11.72
14.01 to 15.00	177	6.7	14.39	128	14.37
15.01 to 19.00	10	7.0	15.31	8	15.31
19.01 to 23.00	33	4.5	20.55	31	20.62
23.01 to 31.38	15	5.8	30.93	15	30.93
$ 3.52 to $31.38	544	7.3	$11.26	273	$13.94

Restricted stock activity for the 2005 Plan was as follows:

	Outstanding Restricted Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Nonvested—January 28, 2017	276	$9.55
Granted	747	2.35
Vested	(113)	8.26
Forfeited	(57)	8.88
Nonvested—February 3, 2018	853	$3.16

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

Fiscal 2015 Awards include the prorated number of RSUs that may be earned by the Company’s former President and exclude RSUs forfeited by the Company’s former Executive Vice President & Chief Financial Officer. In fiscal 2017 and 2016 the Company determined that the Fiscal 2016 Awards and Fiscal 2015 Awards were unlikely to be earned, even at the minimum level. No RSUs were earned under the awards for the three-year Performance Periods ending September 30, 2016, 2015 and 2014 because the Company’s RSU Operating Income during the Performance Period was less than the threshold RSU Operating Income required to earn the minimum level of award.

During fiscal 2017 and 2016 the Company’s Board of Directors received a cumulative total of 22,000 and 13,867 shares of restricted stock, respectively, as compensation for their services. The awards will vest at the earlier of 1) one year from the grant date, 2) one day prior to the next annual meeting of stockholders, 3) the end of the grantee’s Board service other than via resignation, or 4) a change in control of the Company (as defined in the 2005 Plan). During fiscal 2016, 10,974 deferred stock units were awarded to members of the Company’s Board of Directors in lieu of cash retainers totaling $75,000.

Stock-based compensation expense in fiscal 2017, 2016 and 2015 was $1,154,000, $1,801,000, and $2,784,000 respectively. As of February 3, 2018, $2,739,000 of total unrecognized compensation cost related to all non-vested equity awards is expected to be recognized over a weighted-average period of 1.5 years.

During fiscal 2017, 2016 and 2015 certain stock option exercises and vesting restricted stock awards were net-share settled by the Company such that the Company withheld shares of the Company’s common stock, which had a fair market value equivalent to the minimum statutory obligation for the applicable income and employment taxes for the awards, and the Company remitted the cash value to the appropriate taxing authorities. The total shares withheld in connection with tax obligations, which were 19,149, 7,408 and 15,024 respectively, during fiscal 2017, 2016 and 2015, are reflected as repurchase of common stock in the accompanying financial statements, and were based on the value of the Company’s common stock on the exercise or vesting date. The remaining shares, net of those withheld, were delivered to the award holders. Total payments for tax obligations to the tax authorities were $57,000, $54,000 and  $127,000 for fiscal 2017, 2016 and 2015, respectively.

13.	OTHER CHARGES, NET

In an effort to enhance the Company’s competitive position, in late fiscal 2014 the Company commenced a program to actively focus on improving its business processes, key management personnel and planning resources. These efforts have been increasingly challenged by a number of external factors and industry trends, including the overall weakness in the women's specialty apparel retail space as well as declining mall-based traffic. In order to address these challenges, the Company has acted to best position itself for profitable, long-term growth, with a focus on improving inventory management, driving sales productivity, optimizing real estate, expanding its online presence and controlling costs. Among other efforts, the Company conducted a comprehensive evaluation of its key apparel brands and business relationships, resulting in strategic phase-outs and the elimination of certain non-core brands. The Company retained a leading consulting firm to review its costs and business strategy in order to implement an organizational transformation. The Company is in the process of executing a CEO transition having announced on September 17, 2017 the appointment of B. Allen Weinstein, a member of our Board since 2010, as Interim Chief Executive Officer (“Interim CEO”) and the resignation of Anthony M. Romano as our Chief Executive Officer & President (“Former CEO”). On January 2, 2018 Melissa Payner-Gregor, an independent director since 2009, replaced Mr. Weinstein as Interim CEO.  The Company also paid one-time retention bonuses with service conditions to certain key management personnel which are being recorded over the service period, while reducing its overall headcount to create a more efficient and effective operating structure. During fiscal 2017, 2016 and 2015 the Company incurred $3,714,000, $1,760,000 and $4,196,000, respectively, of net charges related to these management and organizational changes.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the fourth quarter of fiscal 2015 the Company announced that it had received an unsolicited, non-binding preliminary merger proposal from the Company’s largest shareholder, Orchestra, a France-based retailer of children’s wear. On December 19, 2016 the Company entered into a merger agreement. During the second quarter of fiscal 2017 the parties determined that it was in the best interests of their respective stockholders to terminate the proposed merger. On July 27, 2017 the Company, Orchestra, and certain other affiliates of Orchestra entered into a termination agreement. In connection with the termination agreement, Orchestra and the Company agreed to reimburse each other for certain costs incurred in connection with their effort to implement the merger agreement, with a net amount of $1,000,000 paid to the Company on July 31, 2017. During fiscal 2017, 2016 and 2015 the Company incurred $1,198,000, $3,154,000 and $61,000, respectively, of net charges related to the merger.

The termination agreement also terminated certain ancillary agreements between the Company and a wholly-owned subsidiary of Orchestra, under which the Company provided real estate and construction project consulting services, and offered for purchase infant and childrenswear merchandise for sale in certain of the Company’s stores. In fiscal 2017 the Company recognized $44,000 of revenue under such agreements.

In September 2013 the Company announced plans to relocate its corporate headquarters and distribution operations from Philadelphia, Pennsylvania to southern New Jersey.  The Company completed the relocation of its corporate headquarters to Moorestown, New Jersey in January 2015 and completed the relocation of its distribution operations to Florence, New Jersey in August 2015. During fiscal 2015, the Company recorded $2,695,000, of charges related the sale and closure of its prior facilities, and the preparation for occupancy of and relocation to its new facilities.

During fiscal 2015 the Company incurred $27,000 of charges related to its change to a retail calendar-based fiscal year.

A summary of the charges incurred in connection with the proposed business combinations, management and organizational changes, facilities relocations and fiscal year change for fiscal 2017, 2016, and 2015 follows (in thousands):

	Year Ended
	February 3, 2018	January 28, 2017	January 30, 2016
Proposed Business Combination and Other Corporate Activities
Legal and other professional fees	$2,198	$3,154	$61
Net reimbursement for certain costs incurred	(1,000)	—	—
Total proposed business combination and other corporate activities	1,198	3,154	61

Management and Organizational Changes
Severance and related benefits	773	1,210	1,787
Non-core brand contract terminations	—	545	—
Consulting fees	1,233	5	1,388
Executive officer separation benefits	1,445	—	922
Pro-rata retention bonuses	263	—	—
Other	—	—	99
Total management and organizational changes	3,714	1,760	4,196

Facilities Relocations
Pre-opening rent expense on new corporate headquarters and distribution facility	—	—	1,699
Moving and other costs	—	—	763
Accelerated depreciation and amortization expense	—	—	233
Total facilities relocations	—	—	2,695

Fiscal Year Change
Systems modifications	—	—	27
Total fiscal year change	—	—	27
Total other charges, net	$4,912	$4,914	$6,979

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.	GOVERNMENT INCENTIVES

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

In fiscal 2017, 2016 and 2015, the Company’s Grow NJ award (net of valuation allowance) of $2,829,000, $3,251,000 and $3,600,000, respectively, was recognized ratably during the fiscal year, or in the case of fiscal 2015 during the third and fourth quarters, and included in the Company’s consolidated statements of operations as a reductions of cost of goods sold and selling, general and administrative expenses.  The reductions to cost of goods sold were $2,077,000, $2,287,000, and $1,846,000 and the reductions to selling, general and administrative expenses were $785,000, $902,000 and $1,006,000 in fiscal 2017, 2016 and 2015 respectively.  Additionally, $776,000, $810,000 and $748,000 is included in the consolidated balance sheets as of February 3, 2018, January 28, 2017 and January 30, 2016, respectively, as a reduction to overhead in inventory.  In fiscal 2017 and 2016 the Company received cash proceeds of $3,251,000 and $3,600,000, from the sale of the 2016 and 2015 awards.  As of February 3, 2018 the fiscal 2017 award was recorded as a deferred tax asset on the Company’s consolidated balance sheet and is expected to be converted to a receivable and collected in fiscal 2018 upon the sale of the income tax credits.

15.	INCOME TAXES

The 2017 U.S. Tax Cuts and Jobs Act (the “TCJA”) was signed into law on December 22, 2017.  The TCJA included a number of changes to the U.S. corporate income tax including a reduction of the corporate income tax rate form 35% to 21% for tax years beginning after December 31, 2017, enhancing and extending through 2026 the option to claim accelerated depreciation on qualified property, eliminating the corporate alternative minimum tax (AMT) and changing how existing AMT credits can be utilized, a new limitation on deductible interest expense and limitations on the use of net operating loss carryforwards created in tax years beginning after December 31, 2017. For fiscal 2017 the Company used a blended effective tax rate of 33.7% which represents the prorated percentage from the TCJA’s January 1, 2018 effective date and our February 3, 2018 fiscal year-end.  The Company recorded a $10.2 million reduction in our net deferred tax asset to reflect the remeasurement of the asset value from a tax rate of 35% to 21%.  The Company had previously recorded a valuation allowance against its deferred tax assets, therefore the revaluation did not affect our fiscal 2017 tax expense.

The Company is reporting the impact of the TCJA provisionally based on reasonable estimates using currently available information and interpretations.  We will continue to refine our reporting within the measurement period provided by Staff Accounting Bulletin No. 118.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Income tax provision (benefit) was comprised of the following (in thousands):

	Year Ended
	February 3, 2018	January 28,2017	January 30,2016
Current provision (benefit)	$2	$436	$(4,826)
Deferred provision (benefit)	—	24,614	2,020
Income tax provision (benefit)	$2	$25,050	$(2,806)

Federal provision (benefit)	$(20)	$19,202	$(1,962)
State provision (benefit)	(70)	5,679	(575)
Foreign provision (benefit)	92	169	(269)
Income tax provision (benefit)	$2	$25,050	$(2,806)

A reconciliation of the statutory federal tax rate to the Company’s effective income tax rates follows:

	Year Ended
	February 3, 2018	January 28, 2017	January 30, 2016
Statutory federal tax rate	(33.7)%	(35.0)%	(35.0)%
State tax rate, net of federal effect	0.5	5.4	(2.3)
(Benefit) provision for uncertain income tax positions, net of federal effect	(1.3)	(1.8)	(2.8)
Change in federal tax rate	52.2	—	—
Other	(2.6)	(3.7)	1.6
Valuation allowance	(15.1)	360.0	—
Effective income tax rate	0.0%	324.9%	(38.5)%

The decrease in the effective tax rate in fiscal 2017 compared to fiscal 2016 was primarily the result of a valuation allowance recorded by the Company in fiscal 2016. Accounting Standards Codification Topic 740, Income Taxes, requires that a valuation allowance be recorded to reduce deferred tax assets when it is more likely than not that the tax benefit of the deferred tax assets will not be realized.  In situations where a three-year cumulative loss condition exists, accounting standards limit the ability to consider projections of future results as positive evidence to assess the realizability of deferred tax assets.  In fiscal 2016 the Company’s financial results reflected a three-year cumulative loss. Consequently, in fiscal 2016 the Company recorded a non-cash charge of $27.8 million as a valuation allowance against substantially all of its deferred tax assets. In fiscal 2017 the Company’s financial results continue to reflect a cumulative three-year loss and as such we continue to record a valuation allowance against substantially all of our deferred tax assets. The establishment of this valuation allowance has no effect on the Company’s ability to utilize the deferred tax assets to offset future taxable income, if generated. The Company will continue to assess the likelihood that the deferred tax assets will be realizable in the future and the valuation allowance will be adjusted accordingly. The tax benefits relating to any reversal of the valuation allowance on the net deferred tax assets in a future period will be recognized as a reduction of future income tax expense in that period.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The deferred tax effects of temporary differences giving rise to the Company’s net deferred tax assets were as follows (in thousands):

	February 3, 2018	January 28, 2017
Deferred tax assets:
Net operating loss carryforwards	$13,840	$13,201
Deferred rent	5,568	9,454
Employee benefit accruals	1,873	3,041
Grow NJ award benefit, net	2,158	2,268
Depreciation and amortization	1,507	—
Inventory reserves	1,211	2,131
Federal tax credit carryforwards	1,494	1,247
Stock-based compensation	565	855
Other accruals	1,037	1,905
Other	1,367	1,960
	30,620	36,062
Valuation allowance	(27,425)	(30,402)
	3,195	5,660
Deferred tax liabilities:
Depreciation and amortization	—	(1,860)
Prepaid expenses	(366)	(549)
	(366)	(2,409)

Net deferred tax assets	$2,829	$3,251

The Company assessed that it was unlikely that sufficient future state specific taxable income will be generated to fully use the available state net operating loss carryforwards, and accordingly, a valuation allowance has been recorded to recognize only the portion of the deferred tax asset that is considered more likely than not to be realized. The Company does not record state tax benefits associated with temporary differences for certain other states in which it has net operating losses, given the continued historical uncertainty related to realizing such state tax benefits. Had the state tax benefits been reflected for these states, the deferred tax assets (excluding state net operating loss carryforwards) as of February 3, 2018 would be approximately $1.4 million higher.

The accounting standard for uncertain income tax positions clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements and also contains guidance on the measurement of uncertain tax positions.

A reconciliation of gross unrecognized tax benefits for uncertain tax positions follows (in thousands):

	Year Ended
	February 3, 2018	January 28, 2017	January 30, 2016
Balance at beginning of period	$752	$961	$1,537
Additions for current period tax positions	—	—	—
Additions for prior period tax positions	—	13	48
Reductions of prior period tax positions	(372)	(222)	(470)
Payments	—	—	(154)
Balance at end of period	$380	$752	$961

As of February 3, 2018 gross unrecognized tax benefits included accrued interest and penalties of $192,000. During fiscal 2017, 2016 and 2015 interest and penalties of $(131,000), $(28,000) and $(83,000), respectively, related to unrecognized tax benefits, were included in income tax provision (benefit). If recognized, the portion of the liability for unrecognized tax benefits that would impact the Company’s effective tax rate was $326,000, net of federal tax benefit.

As of February 3, 2018, January 28, 2017 and January 30, 2016 the Company had income taxes receivable of $700,000, $4,875,000 and $5,859,000, respectively, which are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the twelve months subsequent to February 3, 2018 it is reasonably possible that the gross unrecognized tax benefits could potentially decrease by approximately $238,000 (of which approximately $214,000 would affect the effective tax rate, net of federal expense) for uncertain tax positions, primarily from the effect of expiring statutes of limitations, partially offset by the continued effect of interest on unrecognized tax benefits.

The Company’s United States Federal income tax returns for the years ended September 30, 2014 and thereafter remain subject to examination by the United States Internal Revenue Service. The Company also files tax returns in Canada, India, Kuwait and numerous United States state jurisdictions, which have varying statutes of limitations. Generally, Canadian tax returns for tax years ended September 30, 2009 and thereafter, Indian tax returns for tax years ended March 31, 2011 and thereafter, and United States state tax returns for tax years ended September 30, 2013 and thereafter, depending upon the jurisdiction, remain subject to examination. However, the statutes of limitations on certain of the Company’s United States state tax returns remain open for tax years prior to fiscal 2013.

16.	COMMITMENTS AND CONTINGENCIES

The Company leases its retail facilities and certain equipment under various non-cancelable operating leases. Certain of these leases have renewal options. Total rent expense (including related occupancy costs, such as insurance and maintenance, paid to landlords) under operating leases amounted to $53,657,000, $56,830,000 and $58,120,000 in fiscal 2017, 2016 and 2015, respectively. Such amounts exclude contingent rentals based upon a percentage of sales totaling $942,000, $977,000, $1,359,000 in fiscal 2017, 2016 and 2015, respectively.

The Company completed the relocation of its corporate headquarters to Moorestown, New Jersey in January 2015 and completed the relocation of its distribution operations to Florence, New Jersey in August 2015.  Rent payments for both the corporate headquarters and distribution center commenced in March 2015 and future minimum payments for these two leases are included in the table below.

Store, office and distribution facility leases generally provide for payment of direct operating costs in addition to rent.

Future annual minimum lease payments, for facilities leases excluding such direct operating costs, as well as leases for equipment rental, as of February 3, 2018, are as follows (in thousands):

Fiscal Year
2018	$37,474
2019	30,113
2020	23,462
2021	20,091
2022	17,292
2023 and thereafter	61,205
$189,637

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

On January 3, 2018 the Company entered into a letter agreement with Melissa Payner-Gregor when she was appointed interim Chief Executive Officer. Ms. Payner-Gregor’s letter agreement provides for an annual base salary of $620,000. Base salary earned by Ms. Payner-Gregor was $31,000 in fiscal 2017. Ms. Payner-Gregor is also entitled to receive a $50,000 bonus on June 30, 2018, if Ms. Payner-Gregor remains employed by the Company on that date; provided that if her employment is terminated by the Company prior to such date, Ms. Payner-Gregor would receive the bonus on the date of such termination. She is also entitled to the reimbursement of certain reasonable and necessary business expenses incurred during her period of interim service, including reimbursement of reasonable transportation and temporary living expenses incurred by Ms. Payner-Gregor as a result of her commuting and/or temporary relocation during her period of interim service. Furthermore, per a separate letter agreement between the Company and Ms. Payner-Gregor entered into in March of 2018, Ms. Payner-Gregor is entitled to health benefit continuation coverage after her interim service ends, as further described in such letter agreement. As interim Chief Executive Officer, Ms. Payner-Gregor is not eligible to participate in the Company’s Management Incentive Program or in any severance arrangement, or receive any other incentive or executive perquisite not described in her letter agreement. The agreement continues in effect until terminated by either the Company or the executive in accordance with the termination provisions of the agreement.

On September 7, 2017 the Company entered into a letter agreement with Allen Weinstein when he was appointed. Interim Chief Executive Officer. Mr. Weinstein’s letter agreement provided for an annual base salary of $620,000. Base salary earned by Mr. Weinstein in fiscal 2017 was $183,615. Mr. Weinstein was also entitled to receive a $50,000 bonus on March 17, 2018 if Mr. Weinstein remained employed by the Company on that date; provided that if his employment was terminated by the Company prior to such date, Mr. Weinstein would receive the bonus on the date of such termination. He was also entitled to the reimbursement of certain reasonable and necessary business expenses during his period of interim service, including reimbursement of reasonable transportation and temporary living expenses incurred by Mr. Weinstein as a result of his commuting and/or temporary relocation during her period of interim service. As interim Chief Executive Officer, Mr. Weinstein was not eligible to participate in the Company’s Management Incentive Program or in any severance arrangement, or receive any other incentive or executive perquisite not described in his letter agreement. Effective on January 2, 2018, Mr. Weinstein decided to retire from the Board for personal reasons. In light of the retirement, the Board determined to terminate Mr. Weinstein’s service as the Company’s interim Chief Executive Officer also effective on January 2, 2018. In connection with Mr. Weinstein’s departure, and in accordance with his letter agreement with the Company, the Company entered into a Retirement and Release Agreement with Mr. Weinstein, pursuant to which Mr. Weinstein granted a general release in favor of the Company as a condition of receiving the payments specified in the original letter agreement, as well as for receiving base salary continuation payments through February 3, 2018 and reimbursement of the legal fees he incurred in connection with negotiation of the Retirement and Release Agreement.

During fiscal 2017, 2016 and 2015 the Company had an employment agreement with Anthony M. Romano, the Company’s former CEO & President. Base salary earned for Mr. Romano was $520,365, $825,000 and $825,000 for fiscal 2017, 2016 and 2015, respectively. Effective September 7, 2017 Mr. Romano resigned as CEO & President. In connection with Mr. Romano’s resignation as CEO & President, the Company entered into a separation agreement with Mr. Romano (the “Romano Separation Agreement”), pursuant to which Mr. Romano granted a general release in favor of the Company as a condition of receiving the payments and other benefits specified in his employment agreement.  Pursuant to the Romano Separation Agreement, Mr. Romano received base salary continuation for 12 months, a $496,000 aggregate payment payable over 12 months and health benefit continuation for 12 months. In addition, with respect to each outstanding grant of time-based restricted stock and stock options held by Mr. Romano at the time of his separation, the vesting on the tranche that was next scheduled to vest pursuant to each such grant was accelerated. Further a pro-rata portion of any outstanding performance-based restricted stock units then held by Mr. Romano will remain outstanding and will vest to the extent earned based on the actual performance of the Company through the end of the applicable performance period (subject to acceleration upon a change in control).

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

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During fiscal 2015 the Company had an employment agreement with Christopher F. Daniel, the Company’s former President. Base salary earned for Mr. Daniel was $453,000. Effective December 7, 2015 Mr. Daniel left the Company as a result of the elimination of the separate President function. In connection with Mr. Daniel’s departure, the Company entered into a separation agreement with Mr. Daniel (the “Daniel Separation Agreement”). The Daniel Separation Agreement provided a) that Mr. Daniel would receive one year of base salary, one-half of which was paid as a lump sum in June 2016 and the balance of which was paid monthly thereafter, totaling $535,000, b) payment to Mr. Daniel of a pro-rata annual bonus for fiscal 2015, c) lump sum payments to Mr. Daniel totaling $104,000 in January 2016, primarily for consulting services from his date of separation through January 31, 2016 and d) continuation of certain insurance and fringe benefits for up to 14 months.  The Daniel Separation Agreement also modifies the restrictive covenants set forth in Mr. Daniel’s employment agreement and provides that such covenants will continue in effect until two years after Mr. Daniel’s separation.

Effective July 20, 2016 the Company entered into an employment agreement with David Stern, in connection with hiring of Mr. Stern as the Company’s Executive Vice President & Chief Financial Officer. Mr. Stern’s employment agreement provided that Mr. Stern’s annual base salary would be $405,000. Base salary earned for Mr. Stern was $405,000 and $195,000 for fiscal 2017 and 2016, respectively. The agreement also provides for salary continuation and severance payments should employment of the executive be terminated under specified conditions, as defined therein. Additionally, Mr. Stern is eligible for an annual cash bonus based on performance. The agreement continues in effect until terminated by either the Company or the executive in accordance with the termination provisions of the agreement.

During fiscal 2016 and 2015 the Company had an employment agreement with Judd P. Tirnauer, the Company’s former Executive Vice President & Chief Financial Officer. Base salary earned for Mr. Tirnauer was $128,000 and $405,000 for fiscal 2016 and 2015, respectively. Effective April 22, 2016 Mr. Tirnauer resigned as Executive Vice President & Chief Financial Officer to take a senior leadership role with a private specialty retailer.

The Company has an employment agreement with Ronald J. Masciantonio, the Company’s Executive Vice President & Chief Administrative Officer. On December 4, 2013 the Compensation Committee approved an increase to Mr. Masciantonio’s annual base salary from $360,000 to $390,000. On September 6, 2017 the Compensation Committee approved an increase to Mr. Masciantonio’s annual base salary from $390,000 to $425,000. Base salary earned for Mr. Masciantonio was $403,058, $390,000 and $390,000 for fiscal 2017, 2016 and 2015, respectively. The agreement also provides for salary continuation and severance payments should employment of the executive be terminated under specified conditions, as defined therein. Additionally, Mr. Masciantonio is eligible for an annual cash bonus based on performance. The agreement continues in effect until terminated by either the Company or the executive in accordance with the termination provisions of the agreement.

18.	EMPLOYEE BENEFIT PLANS

The Company has a 401(k) savings plan for all eligible employees who elect to participate. Participating employees can contribute up to 20% of their eligible compensation. Through December 31, 2015 employees who met certain criteria were eligible for a matching contribution from the Company based on a sliding scale. Company matches were made in the first quarter of the succeeding calendar year and vest over a period of approximately six years from each employee’s commencement of employment with the Company. Company matching contributions totaling $0, $123,000 and $144,000 were made in fiscal 2017, 2016 and 2015, respectively, which were net of $20,000 of cumulative plan forfeitures in fiscal 2016. In addition, the Company may make discretionary contributions to the plan, which vest over a period of approximately six years from each employee’s commencement of employment with the Company. The Company has not made any discretionary contributions.

19.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly financial results for the fiscal years ended February 3, 2018 and January 28, 2017 were as follows (in thousands, except per share amounts):

	Quarter Ended
Fiscal 2017	2/3/18	10/28/17	7/29/17	4/29/17
Net sales	$105,147	$96,354	$98,280	$106,426
Gross profit	52,959	50,901	52,053	57,939
Net loss	(10,158)	(7,523)	(2,774)	(1,142)
Net loss per share—Basic	(0.73)	(0.55)	(0.20)	(0.08)
Net loss per share—Diluted	(0.73)	(0.55)	(0.20)	(0.08)

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Quarter Ended
Fiscal 2016	1/28/17	10/29/16	7/30/16	4/30/16
Net sales	$100,158	$102,582	$106,529	$124,430
Gross profit	51,038	54,288	54,830	67,272
Net income (loss)	(32,786)	(1,506)	(2,509)	4,041
Net income (loss) per share—Basic	(2.39)	(0.11)	(0.18)	0.30
Net income (loss) per share—Diluted	(2.39)	(0.11)	(0.18)	0.30

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

Geographic Information.    Geographic revenue information is allocated based on the country in which the products or services are sold, and in the case of international franchise revenues, on the location of the customer. Information concerning the Company’s operations by geographic area is as follows (in thousands):

	Year Ended
	February 3, 2018	January 28, 2017	January 30, 2016
Net Sales to Unaffiliated Customers
United States	$383,183	$405,921	$468,282
Foreign	23,024	27,778	30,471

	February 3, 2018	January 28, 2017
Long-Lived Assets, Net
United States	$65,456	$81,811
Foreign	1,643	2,310

Major Customers.    For the periods presented, the Company did not have any one customer who represented more than 10% of its net sales.

21.	INTEREST EXPENSE, NET

Interest expense, net is comprised of the following (in thousands):

	Year Ended
	February 3, 2018	January 28, 2017	January 30, 2016
Interest expense	$4,048	$3,578	$1,529
Interest income	(3)	(3)	(9)
Interest expense, net	$4,045	$3,575	$1,520

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at beginning of period	Additions charged to costs and expenses	Deductions and reclassifications	Balance at end of period (1)
Year Ended February 3, 2018
Product return reserve	$1,615	$1,184	$—	$2,799

Year Ended January 28, 2017
Product return reserve	$1,736	$—	$(121)	$1,615

Year Ended January 30, 2016
Product return reserve	$2,084	$—	$(348)	$1,736

(1)

As of February 3, 2018, January 28, 2017, and January 30, 2016 the Company’s product return reserve reflects the estimated gross sales value of estimated product returns, which had an estimated cost value of $1,154, $775, and $887, respectively.