Form 10-Q
period 2018-05-05
Destination Maternity Corp
filed 2018-06-14
CIK 896985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 5, 2018

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

Common Stock, $.01 par value — 15,021,470 shares outstanding as of June 1, 2018

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	May 5, 2018	February 3, 2018

ASSETS
Current assets:
Cash and cash equivalents	$2,005	$1,635
Trade receivables, net	8,889	6,692
Inventories	66,419	71,256
Prepaid expenses and other current assets	11,774	11,522
Total current assets	89,087	91,105
Property and equipment, net of accumulated depreciation and amortization of $101,306 and $98,024	62,481	66,146
Other assets:
Deferred line of credit financing costs, net of accumulated amortization of $853 and $829	428	450
Other intangible assets, net of accumulated amortization of $916 and $907	924	953
Deferred income taxes	3,536	2,829
Other non-current assets	1,113	1,099
Total other assets	6,001	5,331
Total assets	$157,569	$162,582

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit borrowings	$15,200	$8,000
Current portion of long-term debt	5,045	4,780
Accounts payable	20,383	30,949
Accrued expenses and other current liabilities	31,102	31,661
Total current liabilities	71,730	75,390
Long-term debt	22,456	23,809
Deferred rent and other non-current liabilities	22,191	22,715
Total liabilities	116,377	121,914
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, 1,656,381 shares authorized:
Series B junior participating preferred stock, $.01 par value; 300,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value; 20,000,000 shares authorized, 15,004,621 and 14,684,117 shares issued and outstanding	150	147
Additional paid-in capital	107,171	106,865
Accumulated deficit	(66,059)	(66,274)
Accumulated other comprehensive loss	(70)	(70)
Total stockholders’ equity	41,192	40,668
Total liabilities and stockholders’ equity	$157,569	$162,582

The accompanying notes are an integral part of these consolidated financial statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended
	May 5, 2018	April 29, 2017

Net sales	$103,227	$106,426
Cost of goods sold	47,824	48,487
Gross profit	55,403	57,939
Selling, general and administrative expenses	51,857	55,649
Store closing, asset impairment and asset disposal expenses	969	1,518
Other charges	1,150	817
Operating income (loss)	1,427	(45)
Interest expense, net	1,157	1,004
Income (loss) before income taxes	270	(1,049)
Income tax provision	56	93
Net income (loss)	$214	$(1,142)
Net income (loss) per share— Basic	$0.02	$(0.08)
Average shares outstanding— Basic	13,839	13,748
Net income (loss) per share— Diluted	$0.02	$(0.08)
Average shares outstanding— Diluted	13,963	13,748

The accompanying notes are an integral part of these consolidated financial statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended
	May 5, 2018	April 29, 2017

Net income (loss)	$214	$(1,142)
Foreign currency translation adjustments	—	2
Comprehensive income (loss)	$214	$(1,140)

The accompanying notes are an integral part of these consolidated financial statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

Balance as of February 3, 2018	14,684	$147	$106,865	$(66,274)	$(70)	$40,668
Net income	—	—	—	214	—	214
Foreign currency translation adjustments	—	—	—	—	—	—
Dividends forfeited	—	—	—	1	—	1
Stock-based compensation	383	4	324	—	—	328
Repurchase and retirement of common stock	(62)	(1)	(18)	—	—	(19)
Balance as of May 5, 2018	15,005	$150	$107,171	$(66,059)	$(70)	$41,192

Balance as of January 28, 2017	14,010	$140	$105,775	$(44,693)	$(72)	$61,150
Net loss	—	—	—	(1,142)	—	(1,142)
Foreign currency translation adjustments	—	—	—	—	2	2
Dividends forfeited	—	—	—	4	—	4
Stock-based compensation	(15)	—	414	—	—	414
Repurchase and retirement of common stock	(8)	—	(35)	—	—	(35)
Balance as of April 29, 2017	13,987	$140	$106,154	$(45,831)	$(70)	$60,393

The accompanying notes are an integral part of these consolidated financial statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	May 5, 2018	April 29, 2017

Operating Activities
Net income (loss)	$214	$(1,142)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,050	4,461
Stock-based compensation expense	328	414
Loss on impairment of long-lived assets	887	1,346
Loss on disposal of assets	13	94
Grow NJ award benefit	(707)	2,533
Amortization of deferred financing costs	165	103
Changes in assets and liabilities:
Decrease (increase) in:
Trade receivables	(2,197)	(1,489)
Inventories	4,837	(4,641)
Prepaid expenses and other current assets	(252)	3,705
Other non-current assets	(14)	(15)
Increase (decrease) in:
Accounts payable, accrued expenses and other current liabilities	(9,031)	1,474
Deferred rent and other non-current liabilities	(752)	(253)
Net cash provided by (used in) operating activities	(2,459)	6,590
Investing Activities
Capital expenditures	(1,141)	(2,027)
Additions to intangible assets	—	(10)
Net cash used in investing activities	(1,141)	(2,037)
Financing Activities
Decrease in cash overdraft	(1,980)	(1,004)
Increase (Decrease) in line of credit borrowings	7,200	(2,500)
Repayment of long-term debt	(1,151)	(1,540)
Deferred financing costs paid	(80)	(6)
Withholding taxes on stock-based compensation paid in connection with repurchase of common stock	(19)	(35)
Net cash (used in) provided by financing activities	3,970	(5,085)
Effect of exchange rate changes on cash and cash equivalents	—	1
Net (Decrease) Increase in Cash and Cash Equivalents	370	(531)
Cash and Cash Equivalents, Beginning of Period	1,635	2,859
Cash and Cash Equivalents, End of Period	$2,005	$2,328
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$968	$893
Cash (received) paid for income taxes	$—	$(4,510)

The accompanying notes are an integral part of these consolidated financial statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements for the three months ended May 5, 2018 and April 29, 2017 have been prepared in accordance with the requirements for Form 10-Q and Article 10 of Regulation S-X, and accordingly, certain information and footnote disclosures have been condensed or omitted. See the Company’s Annual Report on Form 10-K as of and for the year ended February 3, 2018 for Destination Maternity Corporation and subsidiaries (the “Company” or “Destination Maternity”) as filed with the Securities and Exchange Commission (“SEC”) for additional disclosures including a summary of the Company’s accounting policies.

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

The Company operates on a 52/53 week fiscal year ending on the Saturday nearest January 31 of each year. References to the Company’s fiscal 2018 refer to the 52 week fiscal year, or periods within such fiscal year, which began February 4, 2018 and will end February 2, 2019. References to the Company’s fiscal 2017 refer to the 53 week fiscal year, or periods within such fiscal year, which began January 29, 2017 and ended February 3, 2018.

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

The following tables summarize the Basic EPS and Diluted EPS calculations (in thousands, except per share amounts):

	Three Months Ended
	May 5, 2018			April 29, 2017
	Net Income	Shares	EPS	Net Loss	Shares	EPS

Basic EPS	$214	13,839	$0.02	$(1,142)	13,748	$(0.08)
Incremental shares from the assumed exercise of outstanding stock options	—	—		—	—
Incremental shares from the assumed lapse of restrictions on restricted stock and deferred stock unit awards	—	124		—	—
Diluted EPS	$214	13,963	$0.02	$(1,142)	13,748	$(0.08)

In addition to performance-based RSUs, for the three months ended May 5, 2018 stock options and unvested restricted stock totaling approximately 1,436,000 shares were excluded from the calculation of Diluted EPS as their effect would have been antidilutive. Stock options, unvested restricted stock and unvested deferred stock units totaling approximately 1,166,000 shares of the Company’s common stock were outstanding as of April 29, 2017 but were not included in the computation of Diluted EPS for the three months ended April 29, 2017 due to the Company’s net loss. Had the Company reported a profit for the three months ended April 29, 2017 the weighted average number of dilutive shares outstanding for computation of Diluted EPS would have been approximately 13,776,000.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

During the three months ended May 5, 2018 and April 29, 2017, $1,000 and $4,000, respectively, of previously declared and undistributed dividends, for which payment was subject to completion of service requirements under restricted stock awards, were forfeited back to the Company in connection with the cancellation of the awards.

3.	TRADE RECEIVABLES

Trade receivables are recorded based on revenue recognized for sales of the Company’s merchandise and for other revenue earned by the Company through its marketing partnership programs and international franchise agreements, and are non-interest bearing. The Company evaluates the collectability of trade receivables based on a combination of factors, including aging of trade receivables, write-off experience, analysis of historical trends and expectations of future performance. An allowance for doubtful accounts is recorded for the amount of trade receivables that are considered unlikely to be collected. When the Company’s collection efforts are unsuccessful, uncollectible trade receivables are charged against the allowance for doubtful accounts. As of May 5, 2018 and February 3, 2018 the Company’s trade receivables were net of allowance for doubtful accounts of $166,000 and $166,000, respectively.

4.	INVENTORIES

Inventories were comprised of the following (in thousands):

	May 5, 2018	February 3, 2018

Finished goods	$65,782	$70,687
Work-in-progress	315	182
Raw materials	322	387
	$66,419	$71,256

5.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities were comprised of the following (in thousands):

	May 5, 2018	February 3, 2018

Employee compensation and benefits	$5,815	$7,133
Insurance, primarily self-insurance reserves	5,099	5,048
Deferred rent	3,010	3,211
Sales and use taxes	3,111	2,638
Gift certificates and store credits	2,858	3,385
Product return reserve	3,246	2,799
Accounting and legal	1,264	714
Accrued property and equipment additions	251	218
Income taxes payable	55	—
Other	6,393	6,515
	$31,102	$31,661

6.	LINE OF CREDIT

After completion of a debt refinancing on February 1, 2018 the Company has in place a $50,000,000 senior secured revolving credit facility (the “Credit Facility”), which was amended and restated in connection with the issuance of the Company’s $25,000,000 Term Loan (see Note 7). The Company’s previous $70,000,000 Credit Facility had been in place since March 25, 2016. In connection with the Term Loan financing the maturity date of the Credit Facility was extended to January 31, 2023 and certain availability reserves were reduced or eliminated. Proceeds from advances under the Credit Facility, subject to certain restrictions, may be used to provide financing for working capital, letters of credit, capital expenditures, and other general corporate purposes.

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

Any amounts outstanding under the Credit Facility may be accelerated and become due and payable immediately and all loan and letter of credit commitments thereunder may be terminated upon an event of default and expiration of any applicable cure period. Events of default include: 1) nonpayment of obligations due under the subject loan agreement and related loan documents, 2) cross-defaults to other indebtedness and documents, 3) failure to perform any covenant or agreement contained in the subject loan agreement, 4) material misrepresentations, 5) failure to pay, or certain other defaults under, other material indebtedness of the Company, 6) certain bankruptcy or insolvency events, 7) a change of control, 8) indictments of the Company or senior management in a material forfeiture action, 9) default under certain material contracts to the extent such termination or default has or could reasonably be expected to have a material adverse effect, and 10) customary ERISA defaults, among others.

In connection with the original execution and subsequent amendments of the Credit Facility, the Company incurred deferred financing costs of $1,280,000 including $107,000 paid in fiscal 2017. These deferred financing costs are being amortized over the term of the Credit Facility agreement and are included in “interest expense, net” in the consolidated statements of operations.

As of May 5, 2018, the Company had $15,200,000 in outstanding borrowings under the Credit Facility, $7,327,000 in letters of credit and $18,796,000 of availability based on the Company’s Borrowing Base formula and availability reserve requirements. As of April 29, 2017, the Company had $2,100,000 in outstanding borrowings under the Credit Facility, $5,827,000 in letters of credit and $14,729,000 of availability. For the three months ended May 5, 2108 and April 29, 2017 borrowings had a weighted interest rate of 3.60% and 3.11% per annum, respectively.  During the three months ended May 5, 2018 and April 29, 2017 the Company’s average levels of direct borrowings were $19,436,000 and $11,138,000, respectively, and the Company’s maximum borrowings were $27,400,000 and $15,700,000, respectively.

7.	LONG-TERM DEBT

On February 1, 2018 (the “Closing Date”) the Company entered into a Term Loan Credit Agreement (the “Term Loan Agreement”) which provides for a term loan of up to $25,000,000 and matures on January 31, 2023 (the “Term Loan”).  On the Closing Date the Company borrowed $22,500,000 net of fees against the Term Loan and used the proceeds, in addition to $3,600,000 borrowed under its Credit Facility (see Note 6) to pay off the $22,999,000 balance of the Company’s then existing term loan (the “Prior Term Loan”) and $3,226,000 of fees and interest associated with the refinancing transaction. The Term Loan provides for an additional loan of $2,500,000 which can be borrowed at the Company’s discretion within a period of 45 days after delivery to the lender of the Company’s first quarter fiscal 2018 financial statements and satisfaction of certain other requirements. There is a minimum excess availability requirement of the greater of 10% of the Combined Loan Cap, as defined in the Term Loan Agreement, or $7,000,000.

The interest rate on the Term Loan is equal to a LIBOR rate plus 9.0%. The Company is required to make minimum repayments of the principal amount of the Term Loan in quarterly installments of $312,500 commencing on July 31, 2018, with the remaining outstanding balance payable on the maturity date. Additionally, the Term Loan can be prepaid at the Company's option subject to certain restrictions and subject to a prepayment premium as follows: 1) if the prepayment occurs on or prior to the second anniversary of the Closing Date, the greater of  a) interest on the prepayment that would otherwise have been paid with the 24 month period following the Closing Date minus actual interest payments made through the prepayment date and b) 2% of the prepayment and 2) 2% of the prepayment amount if paid between the second and third anniversary of the Closing Date.

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

On March 25, 2016 the Company entered into a Term Loan Agreement Credit Agreement (the “Prior Term Loan Agreement”) for the Company’s $32,000,000 Prior Term Loan that had a maturity date of March 25, 2021. The proceeds of the Prior Term Loan were used to repay a portion of the indebtedness that was outstanding under our credit facility at that time.  The interest rate on the Prior Term Loan was equal to a LIBOR rate (with a 1.0% LIBOR floor) plus 7.5%. We were required to make minimum repayments of the principal amount in quarterly installments of $800,000 with the remaining outstanding balance payable on the maturity date.  As amended on December 19, 2016 and April 7, 2017, the Prior Term Loan Agreement contained various minimum excess availability requirements including $5,000,000 against availability under our Credit Facility that was reduced dollar for dollar for prepayments of the Prior Term Loan, and an amount equal to the greater of 10% of the Combined Loan Cap (as defined in the Credit Facility Agreement) or $10,000,000.

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

As of May 5, 2018, and April 29, 2017 there was $22,500,000 and $29,600,000, respectively, of principal outstanding under the Term Loan and Prior Term Loan.

As of May 5, 2018, and April 29, 2017 there was $5,284,000 and $8,562,000, respectively, outstanding under a five-year equipment financing arrangement with the Company’s Credit Facility bank. The equipment note bears annual interest at 3.38%, with payments of $272,000 (including interest) due monthly through December 2019. The equipment note is collateralized by substantially all of the material handling equipment at the Company’s distribution facility in Florence, New Jersey. Any amounts outstanding under the equipment note may be accelerated and become due and payable immediately upon an event of default and expiration of any applicable cure period. The specified events of default are substantially the same as those in the Credit Facility agreement (see Note 6).

On June 6, 2017 the Company received $3,401,000 in proceeds from a three-year financing arrangement in the form of a sale and leaseback for certain furniture, fixtures and software. Monthly payments under the leaseback arrangement are $123,000 for the first 24 months and $48,000 for months 25 to 36. At the end of the leaseback term, the Company has the option to extend the lease for an additional year or to repurchase the financed property for a price to be agreed. All of the proceeds from the transaction were used to prepay a portion of the Company’s Term Loan.  As of May 5, 2018, there was $2,287,000 of principal outstanding under this financing arrangement.

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

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

At both May 5, 2018 and February 3, 2018, the Company had cash equivalents of $4,000. The Company’s cash equivalents consist of investments in money market funds for which the carrying value approximates fair value (based on Level 1 inputs) due to the short-term nature of those instruments. The carrying values of trade receivables and accounts payable approximate fair value due to the short-term nature of those instruments.

The Company’s Credit Facility has variable interest rates that are tied to market indices. As of May 5, 2018, and February 3, 2018 the Company had $15,200,000 and $8,000,000, respectively, of direct borrowings outstanding under the Credit Facility. The carrying value of the Company’s Credit Facility borrowings approximates fair value as the variable interest rates approximate current market rates, which the Company considers to be Level 2 inputs.

The Company’s Term Loan, which represents a significant majority of the Company’s long-term debt, bears interest at variable rates, which adjust based on market conditions with a minimum annual rate of 9.00%. The carrying value of the Company’s Term Loan approximates fair value as the variable interest rates approximate current market rates for similar instruments available to companies with comparable credit quality, which the Company considers to be Level 2 inputs. The fair value of the Company’s fixed-rate equipment notes were determined using a discounted cash flow analysis based on interest rates currently available to the Company, which the Company considers to be Level 2 inputs. The difference between the carrying value and fair value of long-term debt held by the Company with a fixed rate of interest is not material.

9.	NET SALES

The following table disaggregates the Company’s net sales by major source (in thousands):

	Three Months Ended
	May 5, 2018	April 29, 2017
Net Sales
Retail stores	$62,987	$70,848
Leased departments	9,989	11,563
Total retail locations	72,976	82,411
Ecommerce	25,482	17,840
Marketing partnerships	3,935	4,350
Wholesale and franchisee	834	1,825
Total net sales	$103,227	$106,426

The Company’s performance obligations consist primarily of transferring control of merchandise to customers.  Retail and ecommerce sales are recognized upon transfer of control, which occurs when merchandise is taken at point-of-sale for a retail transaction or upon receipt of shipment for an ecommerce transaction.  Sales are reported net of returns and sales taxes.  Shipping and handling fees billed to customers are recognized in net sales when control of the underlying merchandise is transferred to the customer.

The Company earns revenue through a variety of marketing partnership programs utilizing the Company’s opt-in customer database and various in-store marketing initiatives focused on baby and parent-related products and services.  Revenue from these activities is recognized when the goods or services are provided.

Sales of product to the Company’s wholesale customers and international franchisees are recognized upon transfer of control which is primarily when the product is shipped.  Franchise fees are recorded by the Company when all material services have been performed or in the case of royalties earned on sales of product, in the period when the franchisee sells product to their retail customer.

10.	OTHER CHARGES

In the first quarter of fiscal 2018 the Company received notification from a stockholder group of the nomination of a slate of alternative nominees for election to the Company’s Board of Directors at the Annual Meeting of Stockholders that was held on May 23, 2018 (the “2018 Proxy Contest”).  During the three months ended May 5, 2018 the Company incurred $886,000 of charges related to the proxy solicitation.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

During the fourth quarter of fiscal 2015 the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with the Company’s largest shareholder, Orchestra, a France-based retailer of children’s wear, to complete a proposed business combination (“the Merger”). During the second quarter of fiscal 2017 the parties determined that is was in the best interest of their respective stockholders to terminate the Merger and on July 27, 2017, the Company, Orchestra, and certain other affiliates of Orchestra entered into a Termination Agreement (“the Termination Agreement”).   In connection with the Termination Agreement, Orchestra and the Company agreed to reimburse each other for certain costs incurred in connection with their effort to implement the Merger Agreement.  During the three months ended April 29, 2017 the Company incurred $814,000 of charges related to the proposed merger.

In an effort to improve revenue and profitability over the last several years the Company has engaged in a series of management and organizational changes.  In connection therewith, the Company retained a consulting firm to review its costs and business strategy. Also, the Company’s Board of Directors authorized changes to the Company’s chief executive function including the resignation of Anthony M. Romano as our Chief Executive Officer and President (“Former CEO”),  the September 17, 2017 appointment of B. Allen Weinstein, an independent member of our Board since 2010, as Interim Chief Executive Officer (“Interim CEO”), and the January 2, 2018 appointment of Melissa Payner-Gregor, an independent  member of our board since 2009, (replacing Mr. Weinstein) as Interim CEO.  The Company also paid one-time retention bonuses with service conditions to certain key management personnel which are being recorded over the service period, while reducing its overall headcount to create a more efficient and effective operating structure. During the three months ended May 5, 2018 and April 29, 2017 the Company incurred $264,000 and $3,000, respectively, of charges related to these management and organizational changes.

A summary of the charges incurred in connection with the proposed business combination and the management and organizational changes is as follows (in thousands):

	Three Months Ended
	May 5, 2018	April 29, 2017

Proxy Contest and Proposed Merger
Proxy contest	$886	$—
Proposed merger	—	814
Total proxy solicitation and proposed merger	886	814

Management and Organizational Changes
Severance and related benefits	252	3
Consulting fees	12	—
Total management and organizational changes	264	3

Total other charges	$1,150	$817

11.	GOVERNMENT INCENTIVES

In fiscal 2015 the Company completed the relocation of its corporate headquarters and distribution operations from Philadelphia, Pennsylvania to southern New Jersey. To partially offset the costs of these relocations, the Board of the New Jersey Economic Development Authority (“NJEDA”) approved the Company for an incentive package of up to $40,000,000 in benefits under the Grow New Jersey Assistance Program (“Grow NJ”) in the form of transferrable income tax credits over a ten-year period from the State of New Jersey. The award provides annually over a ten-year period up to $7,000 per eligible new full-time job, as defined under Grow NJ, with a requirement that at least 100 eligible jobs be created and subject to an annual award limit of $4,000,000.

The Grow NJ award requires an annual compliance report that includes certification of average annual employment figures after the end of each fiscal year. After the end of the ten-year Grow NJ award earnings period there is a five-year compliance period during which the Company must maintain the average of its annual eligible jobs certified during the preceding ten years or a pro-rata amount up to one-tenth of the previously awarded income tax credits would be subject to recapture and repayment to the State of New Jersey annually during the five-year compliance period. The Company believes the likelihood of any recapture and repayment is remote.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The annual benefit from the Grow NJ award available to the Company is expected to significantly exceed the Company’s annual income tax liability to the State of New Jersey. In order to maximize the realizable value of the incentive package, in December 2013 the Company entered into an agreement with a third party to sell 75% or more of the annual income tax credits awarded to the Company. The Company recognizes its Grow NJ award on an annual basis for each fiscal year based on the realizable value of the award earned and expected to be received, primarily from the sale of the income tax credits, net of any associated costs. The Grow NJ award is reflected in the Company’s consolidated financial statements as a reduction to the costs incurred by the Company in connection with the relocations. The expected realizable amount of the Grow NJ award is included in the consolidated balance sheet in deferred income taxes. As of May 5, 2018, the Company had recorded a deferred tax asset of $2,829,000 related to the NJ Grow award earned in fiscal 2017, the cash proceeds of which it expects to receive in the second quarter of fiscal 2018. In April 2017 the Company received $3,251,000 cash proceeds, net of costs, from the receipt and subsequent sale of the $3,612,000 tax credit certificate earned for fiscal 2016. During the first quarter of fiscal 2018 and fiscal 2017 the Company recognized $710,000 and $718,000, respectively, of cost reduction related to the Grow NJ award, of which $715,000 and $713,000, respectively, is included in the consolidated statements of operations, including reductions of cost of goods sold of $518,000 and $514,000, respectively, and reductions of selling, general and administrative expenses of $197,000 and $199,000, respectively. Additionally, $771,000 and $776,000, is included in the consolidated balance sheets as of May 5, 2018 and February 3, 2018, respectively, as a reduction to overhead in inventory.

12.	INCOME TAXES

The U.S. Tax Cuts and Jobs Act of 2017 (the “TCJA”) was signed into law on December 22, 2017.  The TCJA included a number of changes to the U.S. corporate income tax including a reduction of the corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017.  For fiscal 2018 the Company’s effective federal tax rate is 21%. For fiscal 2017 the Company used a blended effective tax rate of 33.7% which represented the prorated percentage from the TCJA’s January 1, 2018 effective date and our February 3, 2018 fiscal year-end.

The Company is reporting the impact of the TCJA provisionally based on reasonable estimates using currently available information and interpretations.  We will continue to refine our reporting within the measurement period provided by Staff Accounting Bulletin No. 118.

Accounting Standards Codification (“ASC”) Topic 740, Income Taxes, requires that a valuation allowance be recorded to reduce deferred tax assets when it is more likely than not that the tax benefit of the deferred tax assets will not be realized. In situations where a three-year cumulative loss condition exists, accounting standards limit the ability to consider projections of future results as positive evidence to assess the realizability of deferred tax assets.  In fiscal 2016 the Company’s financial results reflected a three-year cumulative loss. Consequently, in fiscal 2016 the Company recorded a non-cash charge as a valuation allowance against substantially all of its deferred tax assets.  Three-year cumulative losses have continued in fiscal 2017 and fiscal 2018, consequently the Company continues to record a valuation allowance against its deferred tax assets.

13.	EQUITY AWARD PLANS

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

Awards	Performance Period	Minimum RSUs	Target RSUs	Maximum RSUs

Fiscal 2016 Awards	January 31, 2016 to February 2, 2019	13,698	54,789	82,185
Fiscal 2015 Awards	February 1, 2015 to February 3, 2018	15,218	30,436	45,655

No RSUs were earned under the Fiscal 2015 Awards as the RSU Adjusted EBITDA for that Performance Period was not achieved.  During fiscal 2016 the Company determined that the Fiscal 2016 Awards were unlikely to be earned, even at the minimum level.

During the three months ended May 5, 2018 and April 29, 2017 certain vesting restricted stock awards were net-share settled by the Company such that the Company withheld shares of the Company’s common stock, which had a fair market value equivalent to the minimum statutory obligation for the applicable income and employment taxes for the awards, and the Company remitted the cash value to the appropriate taxing authorities. The total shares withheld in connection with the tax obligations, which were approximately 7,000 and 8,000 shares, respectively, during the three months ended May 5, 2018 and April 29, 2017, are reflected as repurchase of common stock in the accompanying financial statements, and were based on the value of the Company’s common stock on the vesting date. The remaining shares, net of those withheld, were delivered to the award holders. Total payments for tax obligations to the tax authorities were $19,000 and $35,000 for the three months ended May 5, 2018 and April 29, 2017, respectively.

14.	RECENT ACCOUNTING PRONOUNCEMENTS

a. Newly Adopted Accounting Pronouncements

In May 2017 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU No. 2017-09 is effective for financial statements issued for annual reporting periods beginning after December 15, 2017 and interim periods within those years. Earlier application is permitted. The Company adopted ASU No. 2017-09 effective February 4, 2018 and the adoption did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In October 2016 the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. ASU No. 2016-16 amends the accounting for income taxes and requires the recognition of the income tax consequences of an intercompany asset transfer, other than transfers of inventory, when the transfer occurs. For intercompany transfers of inventory, the income tax effects will continue to be deferred until the inventory has been sold to a third party. ASU No. 2016-16 is effective for financial statements issued for annual reporting periods beginning after December 15, 2017 and interim periods within those years, using a modified retrospective application method through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Earlier application is permitted. The Company adopted ASU No. 2016-16 effective February 4, 2018 and the adoption did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In August 2016 the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU No. 2016-15 clarifies and provides guidance on eight specific cash flow classification issues and is intended to reduce existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU No. 2016-15 is effective for annual reporting periods beginning after December 15, 2017 and interim periods within those years. Earlier application is permitted, provided that all of the amendments are adopted in the same period. The Company adopted ASU No. 2016-15 effective February 4, 2018 and the adoption did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

In May 2014 the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU No. 2014-09 requires an entity to recognize revenue for the amount of consideration to which it expects to be entitled for the transfer of promised goods or services to customers. Additionally, ASU No. 2014-09 requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. The standard replaced most existing revenue recognition guidance in GAAP when it became effective. ASU No. 2014-09 is effective for financial statements issued for annual reporting periods beginning after December 15, 2016 and interim periods within those years. In August 2015 the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date which deferred the effective date of ASU No. 2014-09 by one year, making the guidance effective for fiscal years beginning after December 15, 2017.

Management adopted this guidance on February 3, 2018 using the modified retrospective approach.  This ASU required that sales return reserves be presented on a gross basis as a refund liability and an asset for recovery and that the asset be reported separate from inventory on the Company’s consolidated balance sheet.  Prior to the adoption of this ASU the Company had recorded its sales return reserve on a gross basis with the asset for recovery recorded as a component of inventory. The impact of adoption on the Company’s consolidated balance sheet as of May 7, 2018 is as follows:

			Excluding ASU
(in thousands)	As Reported	ASU 2014-09 Effect	2014-09 Effect
Inventories	$66,419	$(1,271)	67,690
Prepaid expenses and other current assets	11,774	1,271	10,503

There was no impact from adoption on the Company’s consolidated statements of operations or consolidated statements of cash flow.

b. Not Yet Adopted

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

15.	COMMITMENTS AND CONTINGENCIES

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

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Geographic Information. Geographic revenue information is allocated based on the country in which the products or services are sold, and in the case of international franchise revenues, on the location of the customer. Information concerning the Company’s operations by geographic area was as follows (in thousands):

	Three Months Ended
	May 05, 2018	April 29, 2017

Net Sales
United States	$98,250	$100,429
Foreign	4,977	5,997

	May 5, 2018	February 3, 2018

Long-Lived Assets
United States	$61,867	$65,456
Foreign	1,538	1,643

Major Customers. For the periods presented, the Company did not have any one customer who represented more than 10% of its net sales.

17.	INTEREST EXPENSE, NET

Interest expense, net was comprised of the following (in thousands):

	Three Months Ended
	May 5, 2018	April 29, 2017

Interest expense	$1,158	$1,005
Interest income	(1)	(1)
Interest expense, net	$1,157	$1,004

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

We operate on a 52/53 week fiscal year ending on the Saturday nearest January 31 of each year. References in this discussion to our fiscal 2018 refer to the 52 week fiscal year, or periods within such fiscal year, which began February 4, 2018 and will end February 2, 2019. References to our fiscal 2017 refer to the 53 week fiscal year, or periods within such fiscal year, which began January 29, 2017 and ended February 3, 2018.

Overview

We are the leading designer and retailer of maternity apparel in the United States with 1,118 retail locations, including 484 stores in the United States, Canada and Puerto Rico, and 634 leased departments located within department stores and baby specialty stores throughout North America. We also sell merchandise on the Internet, primarily through our Motherhood.com, APeaInThePod.com and Destinationmaternity.com websites. We also sell our merchandise through our Canadian website, MotherhoodCanada.ca, through Amazon.com in the United States, and through websites of certain of our retail partners, including Macys.com.  We have store franchise and product supply relationships in the Middle East, South Korea, Mexico, Israel and India. As of May 5, 2018, we have 186 international franchised locations, including 13 stand-alone stores operated under one of our retail nameplates and 173 shop-in-shop locations.

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

Proxy Contest

In the first quarter of fiscal 2018 the Company received notification from a stockholder group of the nomination of a slate of alternative nominees for election to the Company’s Board of Directors at the Annual Meeting of Stockholders that was held on May 23, 2018 (the “2018 Proxy Contest”).  During the three months ended May 5, 2018 the Company incurred $0.9 million of charges related to the 2018 Proxy Contest due to the Company’s proxy solicitation activities.

Termination of Merger

On December 19, 2016 we entered into the Merger Agreement with Orchestra. Despite substantial and sustained efforts by both parties, and in light of the challenges of satisfying applicable securities regulations in France and in the U.S., particularly in connection with the completion of the registration and listing of Orchestra securities in the U.S., the parties determined that it was in the best interests of their respective stockholders to terminate the Merger Agreement. Accordingly, on July 27, 2017 the Company, Orchestra, and certain other affiliates of Orchestra entered into a Termination Agreement pursuant to which the parties agreed to terminate the Merger Agreement. Orchestra and the Company agreed to reimburse each other for certain costs incurred in connection with their effort to implement the Merger Agreement, with a net amount of $1.0 million paid to the Company on July 31, 2017. In the first quarter of fiscal 2017 we recognized $0.8 million of charges related to the Merger.

Management and Organizational Changes

In an effort to improve revenue and profitability over the last several years the Company has engaged in a series of management and organizational changes. Through these actions we are identifying further opportunities to improve profitability, by growing both top line and gross margins while reducing expenses.

During the first quarter of fiscal 2018 and fiscal 2017 we recognized $0.3 million and $3 thousand, respectively, of charges related to management and organizational changes.

Change in Accounting Principle

During the first quarter of fiscal 2017 the Company changed the way it accounts for recording revenue from gift cards sold to retail customers that were never redeemed, commonly referred to as breakage. We determined that this accounting change represents a change in accounting estimate effected by a change in accounting principle. In accordance with the requirements of ASC Topic 250 related to such accounting changes, during the first quarter of fiscal 2017 we recognized $0.8 million of revenue as a cumulative adjustment for the accounting change.

First Quarter Fiscal 2018 Financial Results

Presented below is a summary of our results for the first quarter of fiscal 2018 with regard to each of the key measures noted above:

•

Net income for the first quarter of fiscal 2018 was $0.2 million, or $0.02 per share (diluted), compared to a net loss of $1.1 million, or $0.08 per share (diluted), for the first quarter of fiscal 2017.

•

Net income for the first quarter of fiscal 2018 includes the $0.1 million non-cash income tax benefit related to a change in the valuation allowance against net deferred tax assets and other charges of $0.9 million, net of tax. Net loss for the first quarter of fiscal 2017 includes a $0.4 million non-cash income tax charge related to a change in the valuation allowance against net deferred tax assets, revenue of $0.5 million, net of tax, related to a cumulative adjustment for a change in accounting principle, and other charges of $0.5 million, net of tax.

•

Adjusted net income for the first quarter of fiscal 2018 was $1.0 million, or $0.07 per share (diluted), compared to the comparably adjusted net loss for the first quarter of fiscal 2017 of $0.7 million, or $0.05 per share (diluted).

•	Adjusted EBITDA was $6.7 million for the first quarter of fiscal 2018, an increase of 6.9% compared to $6.3 million of Adjusted EBITDA for the first quarter of fiscal 2017.
•

Adjusted EBITDA before other charges and effect of change in accounting principle was $7.9 million for the first quarter of fiscal 2018, an increase of 24.2% compared to $6.3 million of Adjusted EBITDA before other charges for the first quarter of fiscal 2017.

•	Net sales for the first quarter of fiscal 2018 decreased 3.0% to $103.2 million from $106.4 million for the first quarter of fiscal 2017.
•	Comparable sales for the first quarter of fiscal 2018 decreased 0.1% compared to a comparable sales decrease of 7.3% for the first quarter of fiscal 2017.
•	Net sales for the first quarter of fiscal 2017 included $0.8 million related to a change in the method of accounting for gift card breakage.

Results of Operations

The following table sets forth certain operating data as a percentage of net sales and as a percentage change for the three months ended May 5, 2018 and April 29, 2017:

	% of Net Sales (1)		% Change Period to Period Favorable (Unfavorable)
	Three Months Ended		Three Months Ended
	May 5, 2018	April 29, 2017	May 5, 2018 vs. April 29, 2017

Net sales	100.0%	100.0%	(3.0)%
Cost of goods sold (2)	46.3	45.6	1.4
Gross profit	53.7	54.4	(4.4)
Selling, general and administrative expenses (3)	50.2	52.3	6.8
Store closing, asset impairment and asset disposal expenses	0.9	1.4	36.2
Other charges	1.1	0.8	(40.8)
Operating income (loss)	1.5	(0.1)	3,271.1
Interest expense, net	1.1	0.9	(15.2)
Income (loss) before income taxes	0.3	(1.0)	125.7
Income tax provision	0.1	0.1	39.8
Net income (loss)	0.2%	(1.1)%	118.7%

(1)	Components may not add to total due to rounding.
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

	Three Months Ended
	May 5, 2018			April 29, 2017
Retail Locations (1)	Stores	Leased Departments	Total Retail Locations	Stores	Leased Departments	Total Retail Locations

Beginning of period	487	637	1,124	515	705	1,220
Opened	—	—	—	4	—	4
Closed (2)	(3)	(3)	(6)	(8)	(59)	(67)
End of period	484	634	1,118	511	646	1,157

(1)	Excludes international franchised locations.
(2)	During the three months ended April 29, 2017 Macy’s completed closure of 59 stores where we had a leased department within the store.

	Three Months Ended
	May 5, 2018			April 29, 2017
International Franchised Locations	Stores	Shop-in- Shop Locations	Total International Franchised Locations	Stores	Shop-in- Shop Locations	Total International Franchised Locations

Beginning of period	15	173	188	19	194	213
Opened	—	—	—	—	8	8
Closed	(2)	—	(2)	—	(2)	(2)
End of period	13	173	186	19	200	219

Three Months Ended May 5, 2018 and April 29, 2017

Net Sales.    Our net sales for the first quarter of fiscal 2018 decreased by 3.0%, or $3.2 million, to $103.2 million from $106.4 million for the first quarter of fiscal 2017. Comparable retail sales for the first quarter of fiscal 2018 decreased 0.1% compared to a comparable retail sales decrease of 7.3% for the first quarter of fiscal 2017. The decrease in comparable store sales of 0.1% reflects a decrease in brick and mortar comparable store sales of 9.1% and an increase in ecommerce sales of 42.8%. The decrease in total reported sales for the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017 resulted primarily from a decrease in brick and mortar comparable store sales, the closure of underperforming stores, a decrease in sales to wholesale and franchise partners and the recognition of $0.8 million of revenue related to the change in our method of accounting for gift card breakage in the first quarter of fiscal 2017, partially offset by an increase in ecommerce sales.

Gross Profit.    Our gross profit for the first quarter of fiscal 2018 decreased by 4.4%, or $2.5 million, to $55.4 million from $57.9 million for the first quarter of fiscal 2017, and our gross profit as a percentage of net sales (gross margin) for the first quarter of fiscal 2018 was 53.7% compared to 54.4% for the first quarter of fiscal 2017. The decrease in gross profit for the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017 was primarily due to our lower sales volume as a result of the factors discussed above. The year-over-year decrease in gross margin is the result of the increase in ecommerce sales as a portion of our total retail sales, partially offset by improved product margin within each channel.

Selling, General and Administrative Expenses.    Our selling, general and administrative expenses for the first quarter of fiscal 2018 decreased by 6.8%, or approximately $3.7 million, to $51.9 million from $55.6 million for the first quarter of fiscal 2017. As a percentage of net sales, selling, general and administrative expenses decreased to 50.2% for the first quarter of fiscal 2018 from 52.3% for the first quarter of fiscal 2017. The decrease in expense for the quarter primarily reflects reductions in employee costs and occupancy expenses resulting from the closure of underperforming stores and ongoing expense reduction initiatives.

Store Closing, Asset Impairment and Asset Disposal Expenses.     Our store closing, asset impairment and asset disposal expenses for the first quarter of fiscal 2018 decreased by $0.5 million, to $1.0 million from $1.5 million for the first quarter of fiscal 2017, reflecting lower impairment charges for write-downs of long-lived assets.

Other Charges.    In the first quarter of fiscal 2018 we incurred other charges of $1.2 million which includes $0.9 million for legal and advisory fees related to the proxy solicitation and $0.3 million in personnel costs related to our management and organizational change initiatives. In the first quarter of fiscal 2017 we incurred other charges totaling $0.8 million primarily for legal and advisory fees related to the Merger.

Operating Income (Loss).     We had operating income of 1.4 million for the first quarter of fiscal 2018 compared to an operating loss of $45 thousand for the first quarter of fiscal 2017. The $1.5 million increase in operating income reflects our 6.8% reduction in selling, general and administrative expenses partially offset by our lower gross profit as a result of the decline in sales volume and gross margin rate.

Interest Expense, Net.    Net interest expense for the first quarter of fiscal 2018 was $1.2 million, an increase of $0.2 million from the first quarter of fiscal 2017. This increase is the result of an increase in interest rates partially offset by a reduction in our average debt outstanding.

Income Tax Provision.    For the first quarter of fiscal 2018 our income tax provision was $56 thousand. In the first quarter of fiscal 2018 we recorded a noncash benefit of $0.1 million to decrease the valuation allowance against substantially all of our deferred tax assets. Excluding the effect of the valuation allowance benefit, our effective tax expense rate for the first quarter of fiscal 2018 was 45.4%. This rate is higher than the statutory federal tax rate of 21% primarily due to the impact from recognizing tax deficiencies from share-based payment awards as income tax expense. For the first quarter of fiscal 2017 our income tax provision was $93 thousand. In the first quarter of fiscal 2017 we recorded a noncash charge of $0.4 million to increase the valuation allowance against substantially all of our deferred tax assets. Excluding the effect of the valuation allowance charge, our effective tax benefit rate for the first quarter of fiscal 2017 was 31.6%. This rate is lower than the statutory federal tax rate of 35% primarily due to certain state minimum income taxes and the impact from recognizing tax deficiencies from share-based payment awards as income tax expense.

Net Income (Loss).    Net income for the first quarter of fiscal 2018 was $0.2 million, or $0.02 per share (diluted), compared to net loss of $1.1 million, or $0.08 per share (diluted), for the first quarter of fiscal 2017. Net income for the first quarter of fiscal 2018 includes a $0.1 million non-cash income tax benefit related to a change in the valuation allowance against net deferred tax assets and other charges of $0.9 million, net of tax. Net loss for the first quarter of fiscal 2017 includes a $0.4 million non-cash income tax charge related to a change in the valuation allowance against net deferred tax assets, revenue of $0.5 million, net of tax, related to a cumulative adjustment for the effect of a change in accounting principle, and other charges of $0.5 million, net of tax.

Our average diluted shares outstanding at the end of the first quarter of fiscal 2018 were approximately 0.2 million shares higher than the first quarter of fiscal 2017, this was primarily due to the vesting of restricted stock and an increase in common stock equivalents that were excluded from diluted shares last year due to the net loss.

Following is a reconciliation of net income (loss) and net income (loss) per share (diluted) (“Diluted EPS”) to adjusted net income (loss) and adjusted Diluted EPS for the first quarter of fiscal 2018 and 2017 (in thousands, except per share amounts):

	Three Months Ended
	May 5, 2018			April 29, 2017
	Net Income	Diluted Shares	Diluted EPS	Net Loss	Diluted Shares	Diluted EPS

As reported	$214	13,963	$0.02	$(1,142)	13,748	$(0.08)
Other charges	1,150	—		817	—
Income tax effect of other charges (1)	(273)	—		(306)	—
Effect of change in accounting principle	—	—		(764)	—
Income tax effect of change in accounting principle (1)	—	—		284	—
Deferred tax valuation allowance related to cumulative losses	(67)	—		424	—
As adjusted	$1,024	13,963	$0.07	$(687)	13,748	$(0.05)

(1)	Income tax effect represents the differences in income tax provision calculated with and without the specified pretax expense.

Following is a reconciliation of net income to Adjusted EBITDA and Adjusted EBITDA before other charges and effect of change in accounting principle for the first quarter of fiscal 2018 and fiscal 2017 (in thousands):

	Three Months Ended
	May 5, 2018	April 29, 2017

Net income (loss)	$214	$(1,142)
Add: income tax provision	56	93
Add: interest expense, net	1,157	1,004
Operating income (loss)	1,427	(45)
Add: depreciation and amortization expense	4,050	4,461
Add: loss on impairment of long-lived assets	887	1,346
Add: loss on disposal of assets	13	94
Add: stock-based compensation expense	328	414
Adjusted EBITDA	6,705	6,270
Add: other charges for proposed business combination	1,150	817
Less: effect of change in accounting principle	—	(764)
Adjusted EBITDA before other charges and effect of change in accounting principle	$7,855	$6,323

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

Cash and cash equivalents increased by $0.4 million during the first quarter of fiscal 2018 compared to a decrease of $0.5 million for the first quarter of fiscal 2017.

Cash used by operations was $2.5 million for the first quarter of fiscal 2018 as compared to $6.6 million of cash provided by operations for the first quarter of fiscal 2017. This decrease of approximately $9.1 million in cash provided by operations compared to the prior period is primarily the result of the expected non-recurrence of receipt of a $4.5 million federal income tax refund and the receipt of $3.3 million cash proceeds from the sale of our fiscal 2016 Grow NJ tax credits in the first quarter of fiscal 2017 and a $1.0 million increase in the net investment in inventory (inventory less accounts payable) in fiscal 2018 compared to fiscal 2017, partially offset by our $0.2 million of net income in the first quarter of fiscal 2018 compared to a net loss of $1.1 million in the first quarter of fiscal 2017. Our working capital changes, quarterly net income (loss) and cash flow adjustments may fluctuate significantly, and net cash provided by or used in operating activities for any interim period is not necessarily indicative of the results that may be achieved for a full fiscal year.

During the first quarter of fiscal 2018 we borrowed $7.2 million against our line of credit to provide working capital, make periodic payments on our equipment loans and fund capital expenditures. Capital expenditures for the first quarter of fiscal 2017 totaled $1.1 million, including $0.8 million for improvements to new and existing stores and $0.3 million for information systems.  We expect to use borrowings under our $50.0 million senior secured revolving credit facility (the “Credit Facility”) to fund a portion of our capital requirements from time to time during the remainder of fiscal 2018.

During the first quarter of fiscal 2017 cash from operations was used to repay a portion of the outstanding indebtedness under the Credit Facility and to provide cash for capital expenditures, and periodic payments on our Term Loan and capital equipment loan. During the first quarter of fiscal 2017 we spent $2.0 million on capital expenditures, including $1.6 million for leasehold improvements, fixtures and equipment for new store facilities, as well as improvements to existing stores, and $0.4 million for our information systems.

On February 1, 2018 (the “Closing Date”) the Company entered into a Term Loan Credit Agreement (the “Term Loan Agreement) which provides for a term loan of up to $25.0 million (the “Term Loan”).  On the Closing Date we borrowed $22.5 million against the Term Loan and used the proceeds, in addition to $3.6 million borrowed under our Credit Facility to pay off the balance of our then existing term loan and fees relating to the financing.

The Term Loan, which matures on January 31, 2023 (the “Maturity Date”), provides for an additional loan of $2.5 million which can be borrowed at the Company’s discretion within a period of 45 days after delivery to the lender of our first quarter fiscal 2018 financial statement and the satisfaction of certain other requirements.  There is a minimum excess availability requirement of the greater of 10% of the combined loan cap, as defined in the Term Loan Agreement, or $7.0 million. The interest rate on the Term Loan is equal to a LIBOR rate plus 9.0%.  We are required to make minimum payments of $0.3 million each quarter commencing on July 31, 2018, with the remaining outstanding balance payable on the Maturity Date.  The Term Loan can be prepaid at our option, subject to certain restrictions and subject to a prepayment premium as follows: 1) if prepayment occurs on or prior to the second anniversary of the Closing Date, the greater of a) interest on the prepayment that would otherwise have been paid with the 24 month period following the Closing Date minus actual interest payments made through the prepayment date and b) 2% of the prepayment, and 2) 2% of the prepayment amount if paid between the second and third anniversary of the Closing Date.

In conjunction with entering into the Term Loan Agreement, on February 1, 2018 we also amended and restated our credit facility (the “Credit Facility”).  This amendment, among other things, reduced the amount of the Credit Facility from $70.0 million to $50.0 million, extended the Termination Date to January 31, 2023 and reduced or eliminated certain availability reserves.

On March 25, 2016 we entered into a Term Loan Credit Agreement (the “Prior Term Loan Agreement”) for a $32.0 million term loan due March 25, 2021 (the “Prior Term Loan”). The interest rate on the Prior Term Loan was equal to a LIBOR rate (with a 1.00% LIBOR floor) plus 7.50%. We were required to make minimum repayments of the principal amount in quarterly installments of $0.8 million each, with the remaining outstanding balance payable on the maturity date. The Prior Term Loan had a prepayment option, subject to the payment of a prepayment premium, that we exercised on the Closing Date.  The Company paid a prepayment premium of $0.2 million, or 2% of the then outstanding loan balance. There were various minimum excess availability requirements applicable to the Prior Term Loan including $5.0 million against availability under our Credit Facility that will be reduced dollar for dollar for prepayments of the Prior Term Loan, an amount equal to the greater of 10% of the Combined Loan Cap (as defined in the Prior Term Loan Agreement) or $10.0 million and a $10.0 million EBITDA as defined in the Prior Term Loan Agreement.

As of May 5, 2018, we had $15.2 million in borrowings and $7.3 million in letters of credit outstanding under the Credit Facility with $18.8 million of availability. As of April 27, 2017, we had $2.1 million of borrowings and $5.8 million in letters of credit with $19.4 million of availability. For the first quarter of fiscal 2018 our borrowings had a weighted interest rate of 3.60% per annum, our average level of borrowing was $19.4 million and our maximum borrowing at any time was $27.4 million.  For the first quarter of fiscal 2017 our borrowings had a weighted interest rate of 3.11% per annum our average level of direct borrowings was $11.1 million and our maximum borrowings at any time were $15.7 million.

As of May 5, 2018, and April 29, 2017, there was $5.3 million and $8.6 million, respectively, outstanding under a five-year equipment financing arrangement with our Credit Facility lender. The equipment note bears annual interest at 3.38%, with payments of $0.3 million (including interest) due monthly through December 2019. The equipment note is collateralized by substantially all of the material handling equipment at our distribution facility in Florence, New Jersey.

On June 6, 2017 the Company received $3.4 million in proceeds from a three-year financing arrangement in the form of a sale and leaseback for certain furniture, fixtures and software.  Monthly payments under the leaseback arrangement are $0.1 million for the first 24 months and $48 thousand for months 25 to 36.  At the end of the leaseback term, the Company has the option to extend the financing for an additional year or repurchase the property for a price to be agreed upon. All proceeds from the transaction were used to prepay a portion of the Company’s Term Loan.  As of May 5, 2018, there was $2.3 million of principal outstanding under the arrangement.

In connection with the relocation of our corporate headquarters and our distribution operations from Philadelphia, Pennsylvania to southern New Jersey, the Board of the NJEDA approved us for an incentive package of up to $4.0 million in annual benefits under Grow NJ in the form of transferrable income tax credits over a ten-year period from the State of New Jersey. The annual benefit amount available to us is based on an average of eligible jobs within the state and is expected to significantly exceed our annual income tax liability to New Jersey. In order to maximize the realizable value of our incentive package we have an agreement with a third party to sell 75% or more of the annual income tax credits awarded to us. For fiscal 2017 we qualified for $3.1 million in tax credits for which we expect to realize $2.8 million in cash proceeds during the second quarter of fiscal 2018.  In April 2017 we received $3.3 million in proceeds, net of costs, from the sale of the tax credits we earned in fiscal 2016. For fiscal 2018 our average eligible jobs are expected to be lower than in fiscal 2017 and we project that we will receive approximately $3.0 million of transferrable tax credits with a pretax realizable value of approximately $2.6 million, subject to our compliance with the requirements under our Grow NJ award. Cost reductions from lower headcount are expected to more than offset any decline in the amount realized from our incentive package.

Based on our current operating plan, our management believes that our current cash and working capital positions, expected operating cash flows and available borrowing capacity, will be sufficient to fund our cash requirements for working capital and capital expenditures for at least the next 12 months. We have based this belief on assumptions that we believe are reasonable but may not be realized due to a variety of factors including lower than anticipated net sales or gross margins, increased expenses, continued or declining levels of economic or retail industry conditions, or other events, including those factors discussed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended February 3, 2018. As a result, we could use our available capital resources sooner than we currently expect. Furthermore, our operating plan may change and we may need additional funds sooner than planned. If we are unable to obtain needed funds from the aforementioned sources, we will likely need to seek other sources of financing as well as defer, reduce or eliminate planned expenditures, which would impair our growth prospects and could otherwise negatively impact our business.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. These generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our consolidated financial statements and the reported amounts of net sales and expenses during the reporting period. Our critical accounting policies are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended February 3, 2018. In conjunction with the adoption of ASU No. 2014-09, Revenue from Contracts with Customers on February 3, 2018 the Company began including the asset for recovery component of its sales return reserve in Prepaid expenses and other current assets on the Company’s consolidated balance sheets.   Prior to the adoption of this ASU this asset had been recorded as a component of Inventory.  As of May 5, 2018, there were no other material changes in, or additions to, our critical accounting policies or in the assumptions or estimates we used to prepare the financial information appearing in this report.

Recent Accounting Pronouncements

Adopted

In May 2017 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU No. 2017-09 is effective for financial statements issued for annual reporting periods beginning after December 15, 2017 and interim periods within those years. Earlier application is permitted. We adopted ASU No. 2017-09 effective February 4, 2018 and the adoption did not have a material impact on our consolidated financial position, results of operations or cash flows.

In October 2016 the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. ASU No. 2016-16 amends the accounting for income taxes and requires the recognition of the income tax consequences of an intercompany asset transfer, other than transfers of inventory, when the transfer occurs. For intercompany transfers of inventory, the income tax effects will continue to be deferred until the inventory has been sold to a third party. ASU No. 2016-16 is effective for financial statements issued for annual reporting periods beginning after December 15, 2017 and interim periods within those years, using a modified retrospective application method through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Earlier application is permitted. We adopted ASU No. 2016-16 effective February 4, 2018 and the adoption did not have a material impact on our consolidated financial position, results of operations or cash flows.

In August 2016 the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU No. 2016-15 clarifies and provides guidance on eight specific cash flow classification issues and is intended to reduce existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU No. 2016-15 is effective for annual reporting periods beginning after December 15, 2017 and interim periods within those years. Earlier application is permitted, provided that all of the amendments are adopted in the same period. We adopted ASU No. 2016-15 effective February 4, 2018 and the adoption did not have any impact on our consolidated financial position, results of operations or cash flows.

In May 2014 the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU No. 2014-09 requires an entity to recognize revenue for the amount of consideration to which it expects to be entitled for the transfer of promised goods or services to customers. Additionally, ASU No. 2014-09 requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. The standard replaced most existing revenue recognition guidance in GAAP when it became effective. ASU No. 2014-09 is effective for financial statements issued for annual reporting periods beginning after December 15, 2016 and interim periods within those years. In August 2015 the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date which deferred the effective date of ASU No. 2014-09 by one year, making the guidance effective for fiscal years beginning after December 15, 2017.

Management adopted this guidance on February 3, 2018 using the modified retrospective approach.  This ASU required that sales return reserves be presented on a gross basis as a refund liability and an asset for recovery and that the asset be reported separate from inventory on the Company’s consolidated balance sheet.  Prior to the adoption of this ASU the Company had recorded its sales return reserve on a gross basis with the asset for recovery recorded as a component of inventory. The impact of adoption on the Company’s consolidated balance sheet as of May 7, 2018 is as follows:

			Excluding ASU
(in thousands)	As Reported	ASU 2014-09 Effect	2014-09 Effect
Inventories	$66,419	$(1,271)	$67,690
Prepaid expenses and other current assets	11,774	1,271	10,503

There was no impact from adoption on the Company’s consolidated statements of operations or consolidated statements of cash flow.

Not Yet Adopted

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

As of May 5, 2018, we had cash and cash equivalents of $2.0 million. Our cash equivalents consist of investments in money market funds that bear interest at variable rates. A change in market interest rates earned on our investments impacts the interest income and cash flows, but does not materially impact the fair market value of the financial instruments. Due to the low balance, average maturity and conservative nature of our investment portfolio, we believe a sudden change in interest rates would not have a material effect on the value of our investment portfolio. The impact on our future interest income resulting from changes in investment yields will depend largely on the gross amount of our investment portfolio at that time. However, based upon the conservative nature of our investment portfolio and current experience, we do not believe a decrease in investment yields would have a material negative effect on our interest income.

As of May 5, 2018, the components of our debt portfolio were the $22.5 million Term Loan, the $5.3 million and $2.3 million principal balances of our equipment notes and the $50.0 million Credit Facility. Each of the components of our debt portfolio are denominated in United States dollars. The fair value of the debt portfolio is referred to as the “debt value.” The equipment notes bear interest at a weighted fixed rate of 6.3%. Although a change in market interest rates would not affect the interest incurred or cash flow related to this fixed rate portion of the debt portfolio, the debt value would be affected.

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

Our Credit Facility has variable interest rates that are tied to market indices. As of May 5, 2018, we had $15.2 million of direct borrowings and $7.3 million of letters of credit outstanding under our Credit Facility. As of May 5, 2018, borrowings under the Credit Facility would have resulted in interest at a rate between 3.43% and 5.25% per annum. Interest on any future borrowings under the Credit Facility would, to the extent of outstanding borrowings, be affected by changes in market interest rates. A change in market interest rates on the variable rate portion of our debt portfolio would impact the interest expense incurred and cash flows.

The sensitivity analysis as it relates to the fixed rate portion of our debt portfolio assumes an instantaneous 100 basis point move in interest rates from their levels as of May 5, 2018, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in the value of the debt by approximately $46 thousand as of May 5, 2018. A 100 basis point decline in market interest rates would cause the debt value to increase by approximately $46 thousand as of May 5, 2018.

Other than as described above, we do not believe that the market risk exposure on other financial instruments is material.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to our management on a timely basis to allow decisions regarding required disclosure. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of May 5, 2018. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of May 5, 2018 these controls and procedures were effective.

Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the fiscal quarter ended May 5, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended February 3, 2018. The risks described in our Form 10-K are not the only risks that we face. Additional risks not presently known to us or that we do not currently consider significant may also have an adverse effect on us. If any of the risks actually occur, our business, results of operations, cash flows or financial condition could suffer.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by us during the three-month period February 4, 2018 to May 5, 2018 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program

February 4 to March 3, 2018	—	$—	—	—
March 4 to April 7, 2018	6,525	$2.59	—	—
April 8 to May 5, 2018	822	$2.69	—	—
Total	7,347	$2.60	—	—

(1)	Represents shares reacquired directly from certain employees to satisfy income tax withholding obligations for such employees in connection with restricted stock awards that vested during the period.

Item 6.	Exhibits

Exhibit No.	Description

†10.1	Amendment to Employment Agreement, dated April 23, 2018, between the Company and Ronald J. Masciantonio

†10.2	Amendment to Employment Agreement, dated April 23, 2018, between the Company and David Stern

†*10.3	Release Agreement, dated June 4, 2018, between the Company and Melissa Payner-Gregor (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 29, 2018)

†*10.4	Letter Agreement, dated May 30, 2018, between the Company and Marla A. Ryan (Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 29, 2018)

†*10.5	Separation and Release Agreement, dated June 5, 2018, between the Company and Ronald J. Masciantonio (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 4, 2018)

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Executive Vice President & Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Executive Vice President & Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference

†	Management contract or compensatory plan or arrangement

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Destination Maternity Corporation

Date: June 14, 2018	By:	/s/ MARLA A. RYAN
Marla A. Ryan
Chief Executive Officer
Date: June 14, 2018	By:	/s/ David Stern
David Stern
Executive Vice President & Chief Financial Officer