Form 10-Q
period 2018-08-04
Destination Maternity Corp
filed 2018-09-10
CIK 896985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 04, 2018

or

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

Common Stock, $.01 par value — 14,622,264 shares outstanding as of August 31, 2018

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	August 4, 2018	February 3, 2018

ASSETS
Current assets:
Cash and cash equivalents	$1,317	$1,635
Trade receivables, net	6,837	6,692
Inventories	67,753	71,256
Prepaid expenses and other current assets	11,043	11,522
Total current assets	86,950	91,105
Property and equipment, net of accumulated depreciation and amortization of $103,299 and $98,024	59,177	66,146
Other assets:
Deferred line of credit financing costs, net of accumulated amortization of $875 and $829	405	450
Other intangible assets, net of accumulated amortization of $938 and $907	879	953
Deferred income taxes	4,241	2,829
Other non-current assets	1,087	1,099
Total other assets	6,612	5,331
Total assets	$152,739	$162,582

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit borrowings	$7,300	$8,000
Current portion of long-term debt	4,881	4,780
Accounts payable	24,497	30,949
Accrued expenses and other current liabilities	33,402	31,661
Total current liabilities	70,080	75,390
Long-term debt	23,802	23,809
Deferred rent and other non-current liabilities	21,442	22,715
Total liabilities	115,324	121,914
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, 1,656,381 shares authorized, none outstanding	—	—
Common stock, $.01 par value; 20,000,000 shares authorized, 14,805,049 and 14,684,117 shares issued and outstanding	148	147
Additional paid-in capital	107,420	106,865
Accumulated deficit	(70,081)	(66,274)
Accumulated other comprehensive loss	(72)	(70)
Total stockholders’ equity	37,415	40,668
Total liabilities and stockholders’ equity	$152,739	$162,582

The accompanying notes are an integral part of these consolidated financial statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017

Net sales	$96,395	$98,280	$199,622	$204,706
Cost of goods sold	46,530	46,227	94,354	94,714
Gross profit	49,865	52,053	105,268	109,992
Selling, general and administrative expenses	50,095	52,806	101,952	108,455
Store closing, asset impairment and asset disposal expenses	672	1,120	1,641	2,638
Other charges, net	1,923	(171)	3,073	646
Operating loss	(2,825)	(1,702)	(1,398)	(1,747)
Interest expense, net	1,144	979	2,301	1,983
Loss before income taxes	(3,969)	(2,681)	(3,699)	(3,730)
Income tax provision	56	93	112	186
Net loss	$(4,025)	$(2,774)	$(3,811)	$(3,916)
Net loss per share— Basic	$(0.29)	$(0.20)	$(0.28)	$(0.28)
Average shares outstanding— Basic	13,823	13,793	13,831	13,771
Net loss per share— Diluted	$(0.29)	$(0.20)	$(0.28)	$(0.28)
Average shares outstanding— Diluted	13,823	13,793	13,831	13,771

The accompanying notes are an integral part of these consolidated financial statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017

Net loss	$(4,025)	$(2,774)	$(3,811)	$(3,916)
Foreign currency translation adjustments	(2)	—	(2)	2
Comprehensive loss	$(4,027)	$(2,774)	$(3,813)	$(3,914)

The accompanying notes are an integral part of these consolidated financial statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common Stock				Accumulated
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Loss	Total

Balance as of February 3, 2018	14,684	$147	$106,865	$(66,274)	$(70)	$40,668
Net loss	—	—	—	(3,811)	—	(3,811)
Foreign currency translation adjustments	—	—	—	—	(2)	(2)
Dividends forfeited	—	—	—	4	—	4
Stock-based compensation	443	4	580	—	—	584
Exercise of stock options, net	—	—	1	—	—	1
Repurchase and retirement of common stock	(322)	(3)	(26)	—	—	(29)
Balance as of August 4, 2018	14,805	$148	$107,420	$(70,081)	$(72)	$37,415

Balance as of January 28, 2017	14,010	$140	$105,775	$(44,693)	$(72)	$61,150
Net loss	—	—	—	(3,916)	—	(3,916)
Foreign currency translation adjustments	—	—	—	—	2	2
Dividends forfeited	—	—	—	4	—	4
Stock-based compensation	(15)	—	830	—	—	830
Repurchase and retirement of common stock	(9)	—	(37)	—	—	(37)
Balance as of July 29, 2017	13,986	$140	$106,568	$(48,605)	$(70)	$58,033

The accompanying notes are an integral part of these consolidated financial statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	August 4, 2018	July 29, 2017

Operating Activities
Net loss	$(3,811)	$(3,916)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,961	8,888
Stock-based compensation expense	584	830
Loss on impairment of long-lived assets	1,519	2,446
Loss on disposal of assets	68	116
Grow NJ award benefit	(1,412)	1,815
Amortization of deferred financing costs	336	235
Changes in assets and liabilities:
Decrease (increase) in:
Trade receivables	(145)	(221)
Inventories	3,503	(719)
Prepaid expenses and other current assets	479	1,962
Other non-current assets	12	(44)
Decrease in:
Accounts payable, accrued expenses and other current liabilities	(1,831)	(2,965)
Deferred rent and other non-current liabilities	(1,417)	(179)
Net cash provided by operating activities	5,846	8,248
Investing Activities
Capital expenditures	(2,579)	(3,611)
Additions to intangible assets	—	(18)
Net cash used in investing activities	(2,579)	(3,629)
Financing Activities
Decrease in cash overdraft	(2,657)	(1,342)
Decrease in line of credit borrowings	(700)	(400)
Proceeds from long-term debt	2,500	3,401
Repayment of long-term debt	(2,537)	(6,673)
Deferred financing costs paid	(160)	(268)
Withholding taxes on stock-based compensation paid in connection with repurchase of common stock	(29)	(37)
Proceeds from exercise of stock options	—	—
Net cash used in financing activities	(3,583)	(5,319)
Effect of exchange rate changes on cash and cash equivalents	(2)	2
Net Decrease in Cash and Cash Equivalents	(318)	(698)
Cash and Cash Equivalents, Beginning of Period	1,635	2,859
Cash and Cash Equivalents, End of Period	$1,317	$2,161
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$1,965	$1,751
Cash (received) paid for income taxes	$118	$(4,294)

The accompanying notes are an integral part of these consolidated financial statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements for the three and six months ended August 4, 2018 and July 29, 2017 have been prepared in accordance with the requirements for Form 10-Q and Article 10 of Regulation S-X, and accordingly, certain information and footnote disclosures have been condensed or omitted. See the Company’s Annual Report on Form 10-K as of and for the year ended February 3, 2018 for Destination Maternity Corporation and subsidiaries (the “Company” or “Destination Maternity”) as filed with the Securities and Exchange Commission (“SEC”) for additional disclosures including a summary of the Company’s accounting policies.

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

The Company operates on a 52/53-week fiscal year ending on the Saturday nearest January 31 of each year. References to the Company’s fiscal 2018 refer to the 52-week fiscal year, or periods within such fiscal year, which began February 4, 2018 and will end February 2, 2019. References to the Company’s fiscal 2017 refer to the 53-week fiscal year, or periods within such fiscal year, which began January 29, 2017 and ended February 3, 2018.

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

The following tables summarize the Basic EPS and Diluted EPS calculations (in thousands, except per share amounts):

	Three Months Ended
	August 4, 2018			July 29, 2017
	Net Loss	Shares	EPS	Net Loss	Shares	EPS

Basic and Diluted EPS	$(4,025)	13,823	$(0.29)	$(2,774)	13,793	$(0.20)

	Six Months Ended
	August 4, 2018			July 29, 2017
	Net Loss	Shares	EPS	Net Loss	Shares	EPS

Basic and Diluted EPS	$(3,811)	13,831	$(0.28)	$(3,916)	13,771	$(0.28)

In addition to performance-based RSUs, for the three and six months ended August 4, 2018 stock options and unvested restricted stock totaling approximately 538,000 and 983,000 shares, respectively, were excluded from the calculation of Diluted EPS as their effect would have been antidilutive. Stock options and unvested restricted stock totaling approximately 1,696,000 and 1,142,000 shares of the Company’s common stock were outstanding as of August 4, 2018 and July 29, 2017, respectively, but were not included in the computation of Diluted EPS for the three and six months ended August 4, 2018 and July 29, 2017 due to the Company’s net loss. Had the Company reported a profit for the three and six months ended August 4, 2018 and for the three months ended July 29, 2017 the weighted average number of dilutive shares outstanding for computation of Diluted EPS would have been approximately 14,284,000, 14,124,000, 13,814,000 and 13,795,000 shares, respectively.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

During the six months ended August 4, 2018 and July 29, 2017, $4,000 and $4,000, respectively, of previously declared and undistributed dividends, for which payment was subject to completion of service requirements under restricted stock awards, were forfeited back to the Company in connection with the cancellation of the awards.

3.	TRADE RECEIVABLES

Trade receivables are recorded based on revenue recognized for sales of the Company’s merchandise and for other revenue earned by the Company through its marketing partnership programs and international franchise agreements, and are non-interest bearing. The Company evaluates the collectability of trade receivables based on a combination of factors, including aging of trade receivables, write-off experience, analysis of historical trends and expectations of future performance. An allowance for doubtful accounts is recorded for the amount of trade receivables that are considered unlikely to be collected. When the Company’s collection efforts are unsuccessful, uncollectible trade receivables are charged against the allowance for doubtful accounts. As of August 4, 2018, and February 3, 2018 the Company’s trade receivables were net of allowance for doubtful accounts of $166,000 and $166,000, respectively.

4.	INVENTORIES

Inventories were comprised of the following (in thousands):

	August 4, 2018	February 3, 2018

Finished goods	$67,245	$70,687
Work-in-progress	266	182
Raw materials	242	387
	$67,753	$71,256

5.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities were comprised of the following (in thousands):

	August 4, 2018	February 3, 2018

Employee compensation and benefits	$7,260	$7,133
Accrued expenses	5,603	3,244
Insurance, primarily self-insurance reserves	4,721	5,048
Deferred rent	3,066	3,211
Sales and use taxes	2,929	2,638
Gift certificates and store credits	2,829	3,385
Product return reserve	2,017	2,799
Deferred revenue	1,922	1,001
Audit and legal	862	714
Accrued property and equipment additions	384	218
Other	1,809	2,270
	$33,402	$31,661

6.	LINE OF CREDIT

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

As of August 4, 2018, the Company had $7,300,000 in outstanding borrowings under the Credit Facility, $7,327,000 in letters of credit and $19,044,000 of availability based on the Company’s Borrowing Base formula and availability reserve requirements. As of July 29, 2017, the Company had $4,200,000 in outstanding borrowings under the previous Credit Facility, $5,827,000 in letters of credit and $14,851,000 of availability. For the three months ended August 4, 2018 and July 29, 2017 borrowings had a weighted interest rate of 4.13% and 3.70% per annum, respectively. For the six months ended August 4, 2108 and July 29, 2017 borrowings had a weighted interest rate of 3.97% and 3.31% per annum, respectively.  During the six months ended August 4, 2018 and July 29, 2017 the Company’s average levels of direct borrowings were $16,356,000 and $8,451,000, respectively, and the Company’s maximum borrowings were $27,400,000 and $15,700,000, respectively.

7.	LONG-TERM DEBT

On February 1, 2018 (the “Closing Date”) the Company entered into a Term Loan Credit Agreement (the “Term Loan Agreement”) which provides for a term loan of up to $25,000,000 and matures on January 31, 2023 (the “Term Loan”).  On the Closing Date the Company borrowed $22,500,000 net of fees against the Term Loan and used the proceeds, in addition to $3,600,000 borrowed under its Credit Facility (see Note 6) to pay off the $22,999,000 balance of the Company’s then existing term loan (the “Prior Term Loan”) and $3,226,000 of fees and interest associated with the refinancing transaction. The Term Loan provided for an additional loan of $2,500,000 which could be borrowed at the Company’s discretion within a period of 45 days after delivery to the lender of the Company’s first quarter fiscal 2018 financial statements and satisfaction of certain other requirements. The Company met these requirements and borrowed the additional $2,500,000 on July, 16 2018. There is a minimum excess availability requirement of the greater of 10% of the Combined Loan Cap, as defined in the Term Loan Agreement, or $7,000,000.

The interest rate on the Term Loan is equal to a LIBOR rate plus 9.0%. The Company is required to make minimum repayments of the principal amount of the Term Loan in quarterly installments of $312,500 which commenced on July 31, 2018, with the remaining outstanding balance payable on the maturity date. Additionally, the Term Loan can be prepaid at the Company's option subject to certain restrictions and subject to a prepayment premium as follows: 1) if the prepayment occurs on or prior to the second anniversary of the Closing Date, the greater of  a) interest on the prepayment that would otherwise have been paid with the 24 month period following the Closing Date minus actual interest payments made through the prepayment date and b) 2% of the prepayment and 2) 2% of the prepayment amount if paid between the second and third anniversary of the Closing Date.

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

On March 25, 2016 the Company entered into a Term Loan Agreement Credit Agreement (the “Prior Term Loan Agreement”) for the Company’s $32,000,000 Prior Term Loan that had a maturity date of March 25, 2021. The proceeds of the Prior Term Loan were used to repay a portion of the indebtedness that was outstanding under the Company’s credit facility at that time.  The interest rate on the Prior Term Loan was equal to a LIBOR rate (with a 1.0% LIBOR floor) plus 7.5%. The Company was required to make minimum repayments of the principal amount in quarterly installments of $800,000 with the remaining outstanding balance payable on the maturity date.  As amended on December 19, 2016 and April 7, 2017, the Prior Term Loan Agreement contained various minimum excess availability requirements including $5,000,000 against availability under the Company Credit Facility that was reduced dollar for dollar for prepayments of the Prior Term Loan, and an amount equal to the greater of 10% of the Combined Loan Cap (as defined in the Credit Facility Agreement) or $10,000,000.

In connection with the execution of the Term Loan Agreement, the Prior Term Loan Agreement and subsequent amendments, the Company incurred deferred financing costs of $4,557,000. Of this amount, the unamortized balance of $1,542,000 in deferred financing costs incurred in connection with the Prior Term Loan were written off upon entering into the Term Loan and charged to loss on extinguishment of debt in the Company consolidated statements of operations. There were $2,460,000 of deferred financing costs incurred in connection with the Term Loan. These deferred financing costs are reflected as a direct deduction from the Term Loan liability in the consolidated balance sheets and are being amortized over the term of the Term Loan Agreement. The amortization is included in “interest expense, net” in the consolidated statements of operations.

As of August 4, 2018, and July 29, 2017 there was $24,688,000 and $25,399,000, respectively, of principal outstanding under the Term Loan and Prior Term Loan.

As of August 4, 2018, and July 29, 2017 there was $4,510,000 and $7,816,000, respectively, outstanding under a five-year equipment financing arrangement with the Company’s Credit Facility bank. The equipment note bears annual interest at 3.38%, with payments of $272,000 (including interest) due monthly through December 2019. The equipment note is collateralized by substantially all of the material handling equipment at the Company’s distribution facility in Florence, New Jersey. Any amounts outstanding under the equipment note may be accelerated and become due and payable immediately upon an event of default and expiration of any applicable cure period. The specified events of default are substantially the same as those in the Credit Facility agreement (see Note 6).

On June 6, 2017 the Company received $3,401,000 in proceeds from a three-year financing arrangement in the form of a sale and leaseback for certain furniture, fixtures and software. Monthly payments under the leaseback arrangement are $123,000 for the first 24 months and $48,000 for months 25 to 36. At the end of the leaseback term, the Company has the option to extend the lease for an additional year or to repurchase the financed property for a price to be agreed. All of the proceeds from the transaction were used to prepay a portion of the Company’s Term Loan.  As of August 4, 2018, there was $1,988,000 of principal outstanding under this financing arrangement.

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

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

At both August 4, 2018 and February 3, 2018, the Company had cash equivalents of $4,000. The Company’s cash equivalents consist of investments in money market funds for which the carrying value approximates fair value (based on Level 1 inputs) due to the short-term nature of those instruments. The carrying values of trade receivables and accounts payable approximate fair value due to the short-term nature of those instruments.

The Company’s Credit Facility has variable interest rates that are tied to market indices. As of August 4, 2018 and February 3, 2018, the Company had $7,300,000 and $8,000,000, respectively, of direct borrowings outstanding under the Credit Facility. The carrying value of the Company’s Credit Facility borrowings approximates fair value as the variable interest rates approximate current market rates, which the Company considers to be Level 2 inputs.

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

9.	NET SALES

The following disaggregates the Company’s net sales by major source (in thousands):

	Three Months Ended		Six Months Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017

Retail stores	$58,641	$62,492	$121,629	$132,338
Leased departments	9,892	10,897	19,881	22,460
Total retail locations	68,533	73,389	141,510	154,798
Ecommerce	23,003	19,238	48,485	37,076
Marketing partnerships	4,191	4,180	8,126	8,530
Wholesale and franchise	668	1,473	1,501	4,302
Total other charges, net	$96,395	$98,280	$199,622	$204,706

The Company’s performance obligations consist primarily of transferring control of merchandise to customers.  Retail and ecommerce sales are recognized upon transfer of control, which occurs when merchandise is taken at point-of-sale for a retail transaction or upon receipt of shipment for an ecommerce transaction.  Sales are reported net of returns and sales taxes.  Shipping and handling fees billed to customers are recognized in net sales when control of the underling merchandise is transferred to the customer.

The Company earns revenue through a variety of marketing partnership programs utilizing the Company’s opt-in customer database and various in-store marketing initiatives focused on baby and parent-related products and services.  Revenue from these activities is recognized when the goods or services are provided.

Sales of product to the Company’s wholesale customers and international franchisees are recognized upon transfer of control which is primarily when product is shipped.  Franchise fees are recorded by the Company when all material services have been performed or in the case of royalties earned on sales of product, in the period when the franchisee sells product to their retail customer.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

10.	OTHER CHARGES, NET

In the first quarter of fiscal 2018 the Company received notification from a stockholder group (the “Stockholder Group”), of the nomination of a slate of alternative nominees for election to the Company’s Board of Directors at the Annual Meeting of Stockholders that was held on May 23, 2018 (the “Proxy Solicitation”).  At the Company’s 2018 Annual Meeting of Stockholders held on May 23, 2018, the Company’s stockholders replaced the incumbent board in its entirety and elected Holly N. Alden, Christopher B. Morgan, Marla A.Ryan and Anne-Charlotte Windal as the Company’s new Board of Directors. During the six months ended August 4, 2018 the Company incurred $2,142,000 of charges related to the Proxy Solicitation, including $1,256,000 during the three months ended August 4, 2018, primarily to reimburse a member of the Stockholder Group for amounts incurred to nominate the slate of alternative directors as part of a mutual release agreement entered into with such member of the Stockholder Group.

During the fourth quarter of fiscal 2015 the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with the Company’s largest shareholder, Orchestra, a France-based retailer of children’s wear, to complete a proposed business combination (“the Proposed Merger”).  During the second quarter of fiscal 2017 the parties determined that is was in the best interest of their respective stockholders to terminate the Merger and on July 27, 2017, the Company, Orchestra, and certain other affiliates of Orchestra entered into a Termination Agreement (the “Termination Agreement”).   In connection with the Termination Agreement, Orchestra and the Company agreed to reimburse each other for certain costs incurred in connection with their effort to implement the Merger Agreement.  During the six months ended July 29, 2017 the Company incurred $649,000 of charges related to the proposed merger.

Over the last several years the Company has engaged in a series of management and organizational changes and, in connection therewith, retained consulting firms to review its costs and business strategy associated with such management and organizational changes.  The Company’s Board of Directors authorized changes to the Company’s chief executive function including the resignation of Anthony M. Romano as the Company’s Chief Executive Officer and President,  the September 17, 2017 appointment of B. Allen Weinstein, an independent member of the Company’s Board since 2010, as Interim Chief Executive Officer replacing Mr. Romano, the January 2, 2018 appointment of Melissa Payner-Gregor, an independent  member of the Company’s Board since 2009, as Interim Chief Executive Officer replacing Mr. Weinstein and the May 23, 2018 appointment of Marla Ryan as Chief Executive Officer replacing Ms. Payner-Gregor.  Ronald Masciantonio, the Company’s Chief Administrative Officer, resigned from his position on June 4, 2018.  David Stern, the Company’s former Chief Financial Officer departed the Company effective at the close of business on August 10, 2018. The Company also paid one-time retention bonuses with service conditions to certain key management personnel which are being recorded over the service period, while reducing its overall headcount to create a more efficient and effective operating structure. During the three and six months ended August 4, 2018 and July 29, 2017 the Company incurred $667,000, ($6,000), $931,000 and ($3,000), respectively, of charges related to these management and organizational changes.

A summary of the net charges incurred in connection with the proxy solicitation and proposed merger and the management and organizational changes is as follows (in thousands):

	Three Months Ended		Six Months Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017

Proxy Solicitation and Proposed Merger
Proxy solicitation	$1,256	$—	$2,142	$—
Proposed merger	—	(165)	—	649
Total proxy solicitation and proposed merger	1,256	(165)	2,142	649

Management and Organizational Changes
Severance and related benefits	633	(6)	885	(3)
Consulting fees	34	—	46	—
Total management and organizational changes	667	(6)	931	(3)
Total other charges, net	$1,923	$(171)	$3,073	$646

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

11.	GOVERNMENT INCENTIVES

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

The annual benefit from the Grow NJ award available to the Company is expected to significantly exceed the Company’s annual income tax liability to the State of New Jersey. In order to maximize the realizable value of the incentive package, in December 2013 the Company entered into an agreement with a third party to sell 75% or more of the annual income tax credits awarded to the Company. The Company recognizes its Grow NJ award on an annual basis for each fiscal year based on the realizable value of the award earned and expected to be received, primarily from the sale of the income tax credits, net of any associated costs. The Grow NJ award is reflected in the Company’s consolidated financial statements as a reduction to the costs incurred by the Company in  connection with the relocations. The expected realizable amount of the Grow NJ award is included in the consolidated balance sheet in deferred income taxes. As of August 4, 2018, the Company had recorded a deferred tax asset of $2,829,000 related to the NJ Grow award earned in fiscal 2017, the cash proceeds of which it expects to receive in the third quarter of fiscal 2018. In April 2017, the Company received $3,251,000 cash proceeds, net of costs, from the receipt and subsequent sale of the $3,612,000 tax credit certificate earned for fiscal 2016. During the three and six months ended August 4, 2018, the Company recognized the cost reduction related to the Grow NJ award in the amount of $710,000 and $1,285,000, respectively, as compared to the three and six months ended July 29, 2017 in which the Company recognized $718,000 and $1,436,000 respectively.

12.	INCOME TAXES

The U.S. Tax Cuts and Jobs Act of 2017 (the “TCJA”) was signed into law on December 22, 2017.  The TCJA included a number of changes to the U.S. corporate income tax including a reduction of the corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017.  For fiscal 2018 the Company’s effective federal tax rate is 21%.  For fiscal 2017 the Company used a blended effective tax rate of 33.7% which represented the prorated percentage from the TCJA’s January 1, 2018 effective date and the Company’s February 3, 2018 fiscal year-end.

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

The Compensation Committee of the Company’s Board of Directors established performance goals for the award of performance-based RSUs for the Company’s executive officers, under the Amended and Restated Destination Maternity Corporation 2005 Equity Incentive Plan, in each of August 2016 and April 2016 (collectively the “Fiscal 2016 Awards”). The RSUs earned, if any, under the awards will be based on the Company’s cumulative adjusted EBITDA, as defined in the applicable award agreement (“RSU Adjusted EBITDA”) for a specified three-year period (“Performance Period”). The grant of any RSUs under these awards will generally be further contingent on the continued employment of the executive officers with the Company through the dates on which the shares in respect of these RSUs, if any, are issued following the end of the applicable Performance Periods, as well as the achievement of certain minimum levels of RSU Adjusted EBITDA in the final fiscal year of each applicable Performance Period. The additional RSUs, if any, will be earned on the same terms as the original RSUs.

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

During the six months ended August 4, 2018 and July 29, 2017, certain vesting restricted stock awards were net-share settled by the Company such that the Company withheld shares of the Company’s common stock, which had a fair market value equivalent to the minimum statutory obligation for the applicable income and employment taxes for the awards, and the Company remitted the cash value to the appropriate taxing authorities. The total shares withheld in connection with the tax obligations, which were approximately 9,000 and 9,000 shares, respectively, during the six months ended August 4, 2018 and July 29, 2017, are reflected as repurchase of common stock in the accompanying financial statements, and were based on the value of the Company’s common stock on the vesting date. The remaining shares, net of those withheld, were delivered to the award holders. Total payments for tax obligations to the tax authorities were $29,000 and $37,000 for the six months ended August 4, 2018 and July 29, 2017, respectively.

14.	RECENT ACCOUNTING PRONOUNCEMENTS AND CHANGE IN ACCOUNTING PRINCIPLE

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

Management adopted this guidance on February 3, 2018 using the modified retrospective approach.  This ASU required that sales return reserves be presented on a gross basis as a refund liability and an asset for recovery and that the asset be reported separate from inventory on the Company’s consolidated balance sheet.  Prior to the adoption of this ASU the Company had recorded its sales return reserve on a gross basis with the asset for recovery recorded as a component of inventory. The impact of adoption on the Company’s consolidated balance sheet as of August 4, 2018 is as follows:

			Excluding ASU
(in thousands)	As Reported	ASU 2014-09 Effect	2014-09 Effect

Inventories	$67,753	$(948)	68,701
Prepaid expenses and other current assets	11,043	948	10,095

There was no impact from adoption on the Company’s consolidated statements of operations or consolidated statements of cash flow.

b. Not Yet Adopted

In February 2016 the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU No. 2016-02 affects any entity that enters into a lease (as that term is defined in the ASU) and its guidance supersedes Topic 840, Leases. As it substantively relates to the Company, ASU No. 2016-02 requires lessees to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position. For finance leases, lessees are required to recognize interest on the lease liability separately from amortization of the right-of-use asset in the statement of comprehensive income and to classify repayments of the principal portion of the lease liability within financing activities and payments of interest on the lease liability and variable lease payments within operating activities in the statement of cash flows. For operating leases, lessees are required to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis, and to classify all cash payments within operating activities in the statement of cash flows. In transition, lessees are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. ASU No. 2016-02 is effective for financial statements issued for annual reporting periods beginning after December 15, 2018 and interim periods within those years. Earlier application is permitted. The Company is currently evaluating the provisions of this standard and assessing its existing lease portfolio in order to determine the impact on its accounting systems, processes and internal controls over financial reporting.While the Company is still evaluating this standard, given the significant number of leases the Company is party to, the Company expects this standard will have a material impact on the Company's consolidated financial statements. The standard will have no impact on our debt-covenant compliance under our current agreements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

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

Geographic Information. Geographic revenue information is allocated based on the country in which the products or services are sold, and in the case of international franchise revenues, on the location of the customer. Information concerning the Company’s operations by geographic area was as follows (in thousands):

	Three Months Ended		Six Months Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017

Net Sales
United States	$91,800	$92,663	$190,052	$193,092
Foreign	4,595	5,617	9,571	11,614

	August 4, 2018	February 3, 2018

Long-Lived Assets
United States	$58,629	$65,456
Foreign	1,427	1,643

Major Customers. For the periods presented, the Company did not have any one customer who represented more than 10% of its net sales.

17.	INTEREST EXPENSE, NET

Interest expense, net was comprised of the following (in thousands):

	Three Months Ended		Six Months Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017

Interest expense	$1,145	$980	$2,303	$1,985
Interest income	(1)	(1)	(2)	(2)
Interest expense, net	$1,144	$979	$2,301	$1,983

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

We operate on a 52/53-week fiscal year ending on the Saturday nearest January 31 of each year. References in this discussion to our fiscal 2018 refer to the 52-week fiscal year, or periods within such fiscal year, which began February 4, 2018 and will end February 2, 2019. References to our fiscal 2017 refer to the 53-week fiscal year, or periods within such fiscal year, which began January 29, 2017 and ended February 3, 2018.

Forward-Looking Statements

Some of the information in this report, including the information incorporated by reference (as well as information included in oral statements or other written statements made or to be made by us), contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements involve a number of risks and uncertainties. The following factors, among others, in some cases have affected and in the future, could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, but are not limited to: the strength or weakness of the retail industry in general and of apparel purchases in particular, our ability to successfully manage our various business initiatives, the success of our international business and its expansion, our ability to successfully manage, retain and expand our leased department and international franchise relationships and marketing partnerships, future sales trends in our various sales channels, unusual weather patterns, changes in consumer spending patterns, raw material price increases, overall economic conditions and other factors affecting consumer confidence, demographics and other macroeconomic factors that may impact the level of spending for maternity apparel (such as fluctuations in pregnancy rates and birth rates), expense savings initiatives, our ability to anticipate and respond to fashion trends and consumer preferences, unanticipated fluctuations in our operating results, the impact of competition and fluctuations in the price, availability and quality of raw materials and contracted products, availability of suitable store locations, continued availability of capital through equity and debt financing, our ability to hire, develop and retain senior management and sales associates, our ability to develop and source merchandise, our ability to receive production from foreign sources on a timely basis, our compliance with applicable financial and other covenants under our financing arrangements, potential debt prepayments, the trading liquidity of our common stock, changes in market interest rates, our compliance with certain tax incentive and abatement programs, war or acts of terrorism and other factors referenced in our Annual Report on Form 10-K, including those set forth under the caption “Risk Factors.”

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

Overview

We are the leading designer and retailer of maternity apparel in the United States with 1,114 retail locations, including 480 stores in the United States, Canada and Puerto Rico, and 634 leased departments located within department stores and baby specialty stores throughout North America. We also sell merchandise on the Internet, primarily through our Motherhood.com, APeaInThePod.com and Destinationmaternity.com websites. We also sell our merchandise through our Canadian website, MotherhoodCanada.ca, through Amazon.com in the United States, and through websites of certain of our retail partners, including Macys.com.  We have store franchise and product supply relationships in the Middle East, South Korea, Mexico, Israel and India. As of August 4, 2018, we have 188 international franchised locations, including 11 stand-alone stores operated under one of our retail nameplates and 177 shop-in-shop locations.

Proxy Solicitation

In the first quarter of fiscal 2018 we received notification from a stockholder group (“the Stockholder Group”), of the nomination of a slate of alternative nominees for election to our Board of Directors at the Annual Meeting of Stockholders that was held on May 23, 2018 (the “Proxy Solicitation”). At our 2018 Annual Meeting of Stockholders held on May 23, 2018, the Company’s stockholders replaced the incumbent board in its entirety and elected Holly N. Alden, Christopher B. Morgan, Marla A. Ryan and Anne-Charlotte Windal as our new Board of Directors. During the six months ended August 4, 2018 we incurred $2.1 million of charges related to the Proxy Solicitation, including $1.3 million during the three months ended August 4, 2018, primarily to reimburse a member of the Stockholder Group for amounts incurred to nominate the slate of alternative directors as part of a mutual release agreement entered into with such member of the Stockholder Group.

Proposed Merger

On December 19, 2016 we entered into the Merger Agreement with Orchestra. Despite substantial and sustained efforts by both parties, and in light of the challenges of satisfying applicable securities regulations in France and in the U.S., particularly in connection with the completion of the registration and listing of Orchestra securities in the U.S., the parties determined that it was in the best interests of their respective stockholders to terminate the Merger Agreement. Accordingly, on July 27, 2017 we, Orchestra, and certain other affiliates of Orchestra entered into a Termination Agreement pursuant to which the parties agreed to terminate the Merger Agreement. We and Orchestra agreed to reimburse each other for certain costs incurred in connection with their effort to implement the Merger Agreement, with a net amount of $1.0 million paid to us on July 31, 2017. During the six months ended July 29, 2017 we recognized $0.6 million of charges related to the Termination of Merger.

Management and Organizational Changes

We have engaged in a series of management and organizational changes over the last several years. Through these actions, we are attempting to identify further opportunities to become more profitable in the near future, by increasing both revenue and gross margins while reducing expenses.

During the six months ended August 4, 2018 and July 29, 2017 we recognized $0.9 million of expenses and $3 thousand of income, respectively, of charges related to management and organizational changes.

Change in Accounting Principle

During the first quarter of fiscal 2017 we changed the way we account for recording revenue from gift cards sold to retail customers that were never redeemed, commonly referred to as breakage. We determined that this accounting change represents a change in accounting estimate effected by a change in accounting principle. In accordance with the requirements of ASC Topic 250 related to such accounting changes, during the first quarter of fiscal 2017 we recognized $0.8 million of revenue as a cumulative adjustment for the accounting change.

Presented below is a summary of our results for the second quarter and first six months of fiscal 2018 with regard to each of the key measures noted below:

Presentation of Financial Information

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

Use of Non-GAAP Measures

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

Our management believes that each of the non-GAAP financial measures presented by us provides useful information about our results of operations and/or financial position to both investors and management. Each non-GAAP financial measure is provided because management believes it is an important measure of financial performance used in the retail industry to measure operating results, to determine the value of companies within the industry and to define standards for borrowing from institutional lenders. We use each of these non-GAAP financial measures as a measure of our performance. In addition, certain of our cash and equity incentive compensation plans are based on our level of achievement of Adjusted EBITDA before other charges, which is substantially identical to our non-GAAP financial measure of Adjusted EBITDA before certain other deductions.

We provide these various non-GAAP financial measures to investors to assist them in performing their analysis of our historical operating results. Each of these non-GAAP financial measures reflects a measure of our operating results before consideration of certain charges and consequently, none of these measures should be construed as an alternative to net income (loss) or operating income (loss) as an indicator of our operating performance, or as an alternative to cash flows from operating activities as a measure of our liquidity, as determined in accordance with GAAP. We may calculate each of these non-GAAP financial measures differently than other companies.

With respect to the non-GAAP financial measures discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, we have provided reconciliations of the non-GAAP financial measures to the most directly comparable GAAP financial measures in this Quarterly Report.

Second Quarter Fiscal 2018 Financial Results

•

Net loss for the second quarter of fiscal 2018 was $4.0 million, or $0.29 per share (diluted), compared to net loss of $2.8 million, or $0.20 per share (diluted), for the second quarter of fiscal 2017.

•

Net loss for the second quarter of fiscal 2018 includes a $1.4 million, net of tax, charge related to the Proxy Solicitation and organizational changes and a $1.0 million, non-cash income tax charge related to the change in valuation allowance against net deferred tax assets.  Net loss for the second quarter of fiscal 2017 includes a $1.1 million, non-cash income tax charge related to a change in the valuation allowance against net deferred tax assets and other income of $0.1 million, net of tax, related to the Proposed Merger, which was terminated on July 27, 2017.

•

Adjusted net loss for the second quarter of fiscal 2018 was $1.6 million, or $0.11 per share (diluted), compared to the comparably adjusted net loss for the second quarter of fiscal 2017 of $1.8 million, or $0.13 per share (diluted).

•	Adjusted EBITDA was $2.0 million for the second quarter of fiscal 2018, a decrease of 52.4% compared to $4.3 million of Adjusted EBITDA for the second quarter of fiscal 2017.
•

Adjusted EBITDA before other charges was $4.0 million for the second quarter of fiscal 2018, a decrease of 3.4% compared to $4.1 million of Adjusted EBITDA before other charges for the second quarter of fiscal 2017.

•	Net sales for the second quarter of fiscal 2018 decreased 1.9% to $96.4 million from $98.3 million for the second quarter of fiscal 2017.
•	Comparable sales for the second quarter of fiscal 2018 increased 1.2% compared to a comparable sales decrease of 3.4% for the second quarter of fiscal 2017.

First Six Months of Fiscal 2018 Financial Results

•

Net loss for the first six months of fiscal 2018 was $3.8 million, or $0.28 per share (diluted), compared to a net loss of $3.9 million, or $0.28 per share (diluted), for the first six months of fiscal 2017.

•

Net loss for the first six months of fiscal 2018 includes a 2.3 million, net of tax, charge related to Proxy Solicitation and organizational changes and a $0.9 million, non-cash income tax charge related to a change in the valuation allowance against net deferred tax assets. Net loss for the first six months of fiscal 2017 includes a $1.5 million, non-cash income tax charge related to a change in the valuation allowance against net deferred tax assets, revenue of $0.5 million, net of tax, related to a cumulative adjustment for change in accounting principle, and other charges of $0.4 million, net of tax, related to the Proposed Merger.

•

Adjusted net loss for the first six months of fiscal 2018 was $0.5 million, or $0.04 per share (diluted), compared to the comparably adjusted net loss for the first six months of fiscal 2017 of $2.5 million, or $0.18 per share (diluted).

•	Adjusted EBITDA was $8.7 million for the first six months of fiscal 2018, a decrease of 17.1% compared to $10.5 million of Adjusted EBITDA for the first six months of fiscal 2017.
•

Adjusted EBITDA before other charges and effect of change in accounting principle was $11.8 million for the first six months of fiscal 2018, an increase of 13.4% compared to $10.4 million of Adjusted EBITDA before other charges for the first six months of fiscal 2017.

•	Net sales for the first six months of fiscal 2018 decreased 2.5% to 199.6 million from $204.7 million for the first six months of fiscal 2017.
•	Comparable sales for the first six months of fiscal 2018 increased 0.5% compared to a comparable sales decrease of 5.5% for the first six months of fiscal 2017.

Results of Operations

The following table sets forth certain operating data as a percentage of net sales and as a percentage change for the three and six months ended August 4, 2018 and July 29, 2017:

	% of Net Sales (1)				% Change Period to Period Favorable (Unfavorable)
	Three Months Ended		Six Months Ended		Three Months Ended August 4, 2018 vs.	Six Months Ended August 4, 2018 vs.
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017	July 29, 2017	July 29, 2017

Net sales	100.0%	100.0%	100.0%	100.0%	(1.9)%	(2.5)%
Cost of goods sold (2)	48.3	47.0	47.3	46.3	(0.7)	0.4
Gross profit	51.7	53.0	52.7	53.7	(4.2)	(4.3)
Selling, general and administrative expenses (3)	52.0	53.7	51.1	53.0	5.1	6.0
Store closing, asset impairment and asset disposal expenses	0.7	1.1	0.8	1.3	40.0	37.8
Other charges, net	2.0	(0.2)	1.5	0.3	(1,224.6)	(375.7)
Operating income (loss)	(2.9)	(1.7)	(0.7)	(0.9)	(66.0)	20.0
Interest expense, net	1.2	1.0	1.2	1.0	(16.9)	(16.0)
Income (loss) before income taxes	(4.1)	(2.7)	(1.9)	(1.8)	(48.0)	0.8
Income tax (benefit) provision	0.1	0.1	0.1	0.1	39.8	39.8
Net income (loss)	(4.2)%	(2.8)%	(1.9)%	(1.9)%	(45.1)%	2.7%

(1)	Components may not add to total due to rounding.
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

	Three Months Ended
	August 4, 2018			July 29, 2017
Retail Locations	Stores	Leased Departments	Total Retail Locations	Stores	Leased Departments	Total Retail Locations

Beginning of period	484	634	1,118	511	646	1,157
Opened	2	1	3	1	2	3
Closed	(6)	(1)	(7)	(5)	(5)	(10)
End of period	480	634	1,114	507	643	1,150

	Six Months Ended
	August 4, 2018			July 29, 2017
Retail Locations	Stores	Leased Departments	Total Retail Locations	Stores	Leased Departments	Total Retail Locations

Beginning of period	487	637	1,124	515	705	1,220
Opened	2	1	3	5	2	7
Closed (1)	(9)	(4)	(13)	(13)	(64)	(77)
End of period	480	634	1,114	507	643	1,150

(1)	Includes Macy’s completed closure of 59 stores where we had a leased department within the store during the six months ended July 29, 2017.

	Three Months Ended
	August 4, 2018			July 29, 2017
International Franchised Locations	Stores	Shop-in- Shop Locations	Total International Franchised Locations	Stores	Shop-in- Shop Locations	Total International Franchised Locations

Beginning of period	13	173	186	19	200	219
Opened	—	6	6	—	—	—
Closed	(2)	(2)	(4)	(1)	(8)	(9)
End of period	11	177	188	18	192	210

	Six Months Ended
	August 4, 2018			July 29, 2017
International Franchised Locations	Stores	Shop-in- Shop Locations	Total International Franchised Locations	Stores	Shop-in- Shop Locations	Total International Franchised Locations

Beginning of period	15	173	188	19	194	213
Opened	—	6	6	—	8	8
Closed	(4)	(2)	(6)	(1)	(10)	(11)
End of period	11	177	188	18	192	210

Three Months Ended August 4, 2018 and July 29, 2017

Net Sales.    Our net sales for the second quarter of fiscal 2018 decreased by 1.9%, or $1.9 million, to $96.4 million from $98.3 million for the second quarter of fiscal 2017. Comparable sales for the second quarter of fiscal 2018 increased 1.2% compared to a comparable sales decrease of 3.4% for the second quarter of fiscal 2017. The decrease in total reported sales for the second quarter of fiscal 2018 compared to the second quarter of fiscal 2017 resulted primarily from the closure of underperforming retail stores, a decrease in brick and mortar comparable store sales and a decrease in sales to wholesale and franchise partners.

Gross Profit.    Our gross profit for the second quarter of fiscal 2018 decreased by 4.2%, or approximately $2.2 million, to $49.9 million from $52.1 million for the second quarter of fiscal 2017, and our gross profit as a percentage of net sales (gross margin) for the second quarter of fiscal 2018 was 51.7% compared to 53.0% for the second quarter of fiscal 2017. The decrease in gross profit for the second quarter of fiscal 2018 compared to the second quarter of fiscal 2017 was primarily due to our lower sales volume as a result of the factors discussed above. The year-over-year decrease in gross margin is a result of increased markdown and promotional activity to more aggressively manage inventory in addition to the increase in ecommerce sales as a portion of our total retail sales.

Selling, General and Administrative Expenses.    Our selling, general and administrative expenses for the second quarter of fiscal 2018 decreased by 5.1%, or $2.7 million, to $50.1 million from $52.8 million for the second quarter of fiscal 2017. As a percentage of net sales, selling, general and administrative expenses decreased to 52.0% for the second quarter of fiscal 2018 from 53.7% for the second quarter of fiscal 2017. This decrease in expense for the quarter primarily reflects reductions in employee costs and occupancy expenses resulting from the closure of underperforming stores and ongoing expense reduction initiatives.

Store Closing, Asset Impairment and Asset Disposal Expenses.   Our store closing, asset impairment and asset disposal expenses for the second quarter of fiscal 2018 decreased by $0.4 million, to $0.7 million from $1.1 million for the second quarter of fiscal 2017, reflecting lower impairment charges for write-downs of long-lived assets.

Other Charges, Net.    In the second quarter of fiscal 2018 we incurred other charges of $1.9 million which includes approximately $1.2 million to reimburse a stockholder for amounts incurred to nominate the slate of alternate directors at our 2018 Annual Meeting of Stockholders and $0.7 million in personnel costs related to our management and organizational change initiatives. In the second quarter of fiscal 2017 we recognized other income of $0.2 million primarily related to the Proposed Merger, which was terminated on July 27, 2017.  Other charges related to the Proposed Merger included $0.8 million, primarily for legal and advisory fees, which were offset by the $1.0 million net reimbursement to us under the Termination Agreement for certain costs incurred in connection with the effort to implement the Merger Agreement.

Operating Loss.     We had an operating loss of $2.8 million for the second quarter of fiscal 2018 compared to an operating loss of 1.7 million for the second quarter of fiscal 2017. The $1.1 million increase in operating loss reflects a $2.2 million reduction in gross margin and a $2.1 million increase in other charges partially offset by a 5.1% reduction in selling, general and administrative expenses.

Interest Expense, Net.    Net interest expense of $1.1 million for the second quarter of fiscal 2018 was $0.2 million higher than the second quarter of fiscal 2017. This increase is the result of an increase in interest rates partially offset by a reduction in our average debt outstanding.

Income Tax Provision.    For the second quarter of fiscal 2018 and fiscal 2017 our income tax provision was $56 thousand and $93 thousand, respectively.  These tax provisions primarily represent minimum state income taxes.  Since fiscal 2016 we have been recording valuation allowances to reduce deferred tax assets, primarily net operating loss carryforwards.  In the second quarter of fiscal 2018 we recorded a non-cash charge of $1.0 million to increase our deferred tax asset valuation allowance.

Net Loss.    Net loss for the second quarter of fiscal 2018 was $4.0 million, or $0.29 per share (diluted), compared to net loss of $2.8 million, or $0.20 per share (diluted), for the second quarter of fiscal 2017. Net loss for the second quarter of fiscal 2018 includes a $1.0 million non-cash income tax charge related to a change in the valuation allowance against net deferred tax assets and other charges of $1.4 million, net of tax, related to the Proxy Solicitation and management and organizational changes. Net loss for the second quarter of fiscal 2017 includes a $1.1 million non-cash income tax charge related to a change in the valuation allowance against deferred tax assets and other income of $0.1 million, net of tax, related to the Proposed Merger.

Our average diluted shares outstanding of 13.8 million was comparable to the 13.8 million average diluted shares for the second quarter of fiscal 2017.

Following is a reconciliation of net loss and net loss per share (diluted) (“Diluted EPS”) to adjusted net loss and adjusted Diluted EPS for the three months ended August 4, 2018 and July 29, 2017 (in thousands, except per share amounts):

	Three Months Ended
	August 4, 2018			July 29, 2017
	Net Loss	Diluted Shares	Diluted EPS	Net Loss	Diluted Shares	Diluted EPS

As reported	$(4,025)	13,823	$(0.29)	$(2,774)	13,793	$(0.20)
Other charges for proxy solicitation and proposed merger	1,256	—		(165)	—
Other charges for management and organizational changes	667	—		(6)	—
Income tax effect of other charges (1)	(474)	—		64	—
Deferred tax valuation allowance related to cumulative losses	991	—		1,073	—
As adjusted	$(1,584)	13,823	$(0.11)	$(1,808)	13,793	$(0.13)

(1)	Income tax effect of other charges represents the differences in income tax provision calculated with and without the specified items of pretax expense or (income).

Following is a reconciliation of net loss to Adjusted EBITDA and Adjusted EBITDA before other charges for the second quarter of fiscal 2018 and 2017 (in thousands):

	Three Months Ended
	August 4, 2018	July 29, 2017

Net loss	$(4,025)	$(2,774)
Add: income tax provision	56	93
Add: interest expense, net	1,144	979
Operating loss	(2,825)	(1,702)
Add: depreciation and amortization expense	3,910	4,427
Add: loss on impairment of long-lived assets	632	1,100
Add: loss on disposal of assets	55	22
Add: stock-based compensation expense	256	416
Adjusted EBITDA	2,028	4,263
Add: other charges for proxy solicitation and proposed merger	1,256	(165)
Add: other charges for management and organizational changes	667	(6)
Adjusted EBITDA before other charges	$3,951	$4,092

Six Months Ended August 4, 2018 and July 29, 2017

Net Sales.    Our net sales for the six months of fiscal 2018 decreased by 2.5%, or $5.1 million, to $199.6 million from $204.7 million for the first six months of fiscal 2017. Comparable sales for the first six months of fiscal 2018 increased 0.5% compared to a comparable sales decrease of 5.5% for the first six months of fiscal 2017. The increase in fiscal 2018comparable store sales reflects an increase in ecommerce sales of 28.7% partially offset by a decrease in brick and mortar comparable store sales of 6.4%. The decrease in total reported sales for the first six months of fiscal 2018 compared to the first six months of fiscal 2017 resulted primarily from a decrease in brick and mortar comparable store sales, the closure of underperforming stores, a decrease in sales to wholesale and franchise partners and the recognition of $0.8 million of revenue related to the change in our method of accounting for gift card breakage in the first quarter of fiscal 2017.

Gross Profit.    Our gross profit for the first six months of fiscal 2018 decreased by 4.3%, or $4.7 million, to $105.3 million from $110.0 million for the first six months of fiscal 2017, and our gross margin for the first six months of fiscal 2018 was 52.7% compared to 53.7% for the first six months of fiscal 2017. The decrease in gross profit for the first six months of fiscal 2018 compared to the first six months of fiscal 2017 was primarily due to our lower sales volume as a result of the factors discussed above. The year-over-year decrease in gross margin is the result of the increase in ecommerce sales as a portion of our total retail sales.

Selling, General and Administrative Expenses.    Our selling, general and administrative expenses for the first six months of fiscal 2018 decreased by 6.0%, or $6.5 million, to $102.0 million from $108.5 million for the first six months of fiscal 2017. As a percentage of net sales, selling, general and administrative expenses decreased to 51.1% for the first six months of fiscal 2018 from 53.0% for the first six months of fiscal 2017.  The decrease in expense for the first six months of fiscal 2018 primarily reflects reductions in employee costs and occupancy expenses resulting from the closure of underperforming stores and ongoing expense reduction initiatives.

Store Closing, Asset Impairment and Asset Disposal Expenses.     Our store closing, asset impairment and asset disposal expenses for the first six months of fiscal 2018 decreased by $1.0 million, to $1.6 million from $2.6 million for the first six months of fiscal 2017, reflecting higher impairment charges for write-downs of long-lived assets.

Other Charges, Net.    In the first six months of fiscal 2018 we incurred other charges of $3.1 million, $2.1 million related to the Proxy Solicitation and $0.9 million related to management and organizational changes. In the first six months of fiscal 2017 we incurred other charges of $0.6 million primarily related to the Proposed Merger. Other charges related to the Merger included $1.6 million, primarily for legal and advisory fees, which were partially offset by the $1.0 million net reimbursement to us under the Termination Agreement for certain costs incurred in connection with the effort to implement the Merger Agreement.

Operating Loss.    We had an operating loss of $1.4 million for the first six months of fiscal 2018 compared to an operating loss of $1.7 million for the first six months of fiscal 2017. The approximately $0.3 million decrease in operating loss reflects the $6.5 million reduction in selling, general and administrative expenses partially offset by our lower gross profit as a result of the decline in sales volume and a $2.4 million increase in other charges.

Interest Expense, Net.    Our net interest expense for the first six months of fiscal 2018 increased to $2.3 million from $2.0 million for the first six months of fiscal 2017. This increase was due to our higher effective borrowing rate partially offset by reductions in our average debt outstanding.

Income Tax Provision.    For the first six months of fiscal 2018 our income tax provision was $112 thousand. In the first six months of fiscal 2018 we recorded a non-cash charge of $0.9 million to increase the valuation allowance against substantially all of our deferred tax assets. Excluding the effect of the valuation allowance charge, our effective tax benefit rate for the first six months of fiscal 2017 was 24.7%. This rate is slightly higher than the statutory federal tax rate of 21% due to state income tax benefits, net of federal expense, offset by certain state minimum income taxes and the impact from recognizing tax deficiencies from share-based payment awards as income tax expense rather than in additional paid-in capital, as required by the adoption of ASU No. 2016-09. For the first six months of fiscal 2017 our effective tax rate was 38.5%. Our effective tax rate was higher than the statutory federal tax rate of 35% primarily due to state income tax benefits, net of federal expense.

Net Loss.    Net loss for the first six months of fiscal 2018 was $3.8 million, or $0.28 per share (diluted), compared to a net loss of $3.9 million, or $0.28 per share (diluted), for the first six months of fiscal 2017. Net loss for the first six months of fiscal 2018 includes other charges of $2.3 million, net of tax related to the Proxy Solicitation and organizational changes and a $0.9 million non-cash income-tax charge related to a change in the valuation allowance against net deferred tax assets. Net loss for the first six months of fiscal 2017 includes a $1.5 million non-cash income tax charge related to a change in the valuation allowance against net deferred tax assets, revenue of $0.5 million, net of tax, related to a cumulative adjustment for the effect of a change in accounting principle, and other charges of $0.4 million, net of tax, related to the now Proposed Merger.

Our average diluted shares outstanding of 13.8 million were comparable to the 13.8 million average diluted shares for the first six months of fiscal 2017.

Following is a reconciliation of net loss and Diluted EPS to adjusted net income (loss) and adjusted Diluted EPS for the six months ended August 4, 2018 and July 29, 2017 (in thousands, except per share amounts):

	Six Months Ended
	August 4, 2018			July 29, 2017
	Net Loss	Diluted Shares	Diluted EPS	Net Income	Diluted Shares	Diluted EPS

As reported	$(3,811)	13,831	$(0.28)	$(3,916)	13,771	$(0.28)
Other charges for proposed business combination	2,142	—		649	—
Other charges for management and organizational changes	931	—		(3)	—
Income tax effect of other charges (1)	(746)	—		(242)	—
Effect of change in accounting principle	—	—		(764)	—
Income tax effect of change in accounting principle (1)	—	—		284	—
Deferred tax valuation allowance related to cumulative losses	924	—		1,497	—
As adjusted	$(560)	13,831	$(0.04)	$(2,495)	13,771	$(0.18)

(1)	Income tax effect of other charges and change in accounting principle represents the differences in income tax provision calculated with and without specified items of pretax expense or (income).

Following is a reconciliation of net income (loss) to Adjusted EBITDA and Adjusted EBITDA before other charges and effect of change in accounting principle for the six months ended August 4, 2018 and July 29, 2017 (in thousands):

	Six Months Ended
	August 4, 2018	July 29, 2017

Net income	$(3,811)	$(3,916)
Add: income tax provision	112	186
Add: interest expense, net	2,301	1,983
Operating income (loss)	(1,398)	(1,747)
Add: depreciation and amortization expense	7,960	8,888
Add: loss on impairment of long-lived assets	1,519	2,446
Add: loss on disposal of assets	68	116
Add: stock-based compensation expense	584	830
Adjusted EBITDA	8,733	10,533
Add: other charges for proposed business combination	2,142	649
Add: other charges for management and organizational changes	931	(3)
Less: effect of change in accounting principle	—	(764)
Adjusted EBITDA before other charges and effect of change in accounting principle	$11,806	$10,415

Seasonality

Our business, like that of many other retailers, is seasonal. Our quarterly net sales have historically been highest in the peak Spring selling season, which will generally occur during the calendar months of March through May, in our first fiscal quarter and the early part of our second fiscal quarter. Given the typically higher sales level in that timeframe and the relatively fixed nature of most of our operating expenses, we have historically generated a significant percentage of our full year operating income during this period. Results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. Quarterly results may be subject to substantial fluctuation depending upon, among other things, increases or decreases in comparable sales, the timing of new store openings and closings, new leased department openings and closings, net sales and profitability contributed by new stores and leased departments, the timing of the fulfillment of purchase orders under our product and license arrangements, adverse weather conditions, shifts in the timing of certain holidays and promotions, changes in inventory and production levels and the timing of deliveries of inventory, and changes in our merchandise mix.

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

Cash and cash equivalents decreased by $0.3 million during the first six months of fiscal 2018 compared to a decrease of $0.7 million for the first six months of fiscal 2017.

Cash provided by operations was $5.8 million for the first six months of fiscal 2018 as compared to $8.2 million of cash provided by operations for the first six months of fiscal 2017. This decrease of approximately $2.4 million in cash provided by operations compared to the prior period is primarily the result of the expected non-recurrence of receipt of a $4.5 million federal income tax refund and the receipt of $3.3 million cash proceeds from the sale of our fiscal 2016 Grow NJ tax credits in the first six months of fiscal 2017 partially offset by a $5.4 million decrease in the net investment in inventory (inventory less accounts payable) in fiscal 2018 compared to fiscal 2017.  Our working capital changes, quarterly net income (loss) and cash flow adjustments may fluctuate significantly, and net cash provided by or used in operating activities for any interim period is not necessarily indicative of the results that may be achieved for a full fiscal year.

During the first six months of fiscal 2018, we borrowed $0.7 million against our line of credit to provide working capital, make periodic payments on our equipment loans and fund capital expenditures. Capital expenditures for the first six months of fiscal 2018 totaled $2.6 million, including $1.8 million for improvements to new and existing stores and $0.8 million for information systems.  We expect to use borrowings under our $50.0 million senior secured revolving credit facility (the “Credit Facility”) to fund a portion of our capital requirements from time to time during the remainder of fiscal 2018.

On February 1, 2018 (the “Closing Date”) we entered into a Term Loan Credit Agreement (the “Term Loan Agreement”) which provides for a term loan of up to $25.0 million (the “Term Loan”).  On the Closing Date we borrowed $22.5 million against the Term Loan and used the proceeds, in addition to $3.6 million borrowed under our Credit Facility to repay the balance of our then existing term loan and fees relating to the Term Loan Agreement financing.

In July 2018, we borrowed an additional $2.5 million under our Term Loan increasing the balance to $25.0 million, the full amount permitted to be outstanding under the agreement. During the first six months of fiscal 2017, $3.4 million of proceeds from an equipment financing transaction were used to prepay a portion of our Prior Term Loan.

The Term Loan matures on January 31, 2023 (the “Maturity Date”).  There is a minimum excess availability requirement of the greater of 10% of the combined loan cap, as defined in the Term Loan Agreement, or $7.0 million. The interest rate on the Term Loan is equal to a LIBOR rate plus 9.0%.  We are required to make minimum payments of $0.3 million each quarter commencing on July 31, 2018, with the remaining outstanding balance payable on the Maturity Date.  The Term Loan can be prepaid at our option, subject to certain restrictions and subject to a prepayment premium as follows: 1) if prepayment occurs on or prior to the second anniversary of the Closing Date, the greater of a) interest on the prepayment that would otherwise have been paid with the 24 month period following the Closing Date minus actual interest payments made through the prepayment date and b) 2% of the prepayment, and 2) 2% of the prepayment amount if paid between the second and third anniversary of the Closing Date.

In conjunction with entering into the Term Loan Agreement, on February 1, 2018 we also amended and restated our credit facility (the “Credit Facility”).  This amendment, among other things, reduced the borrowing amount under the Credit Facility from $70.0 million to $50.0 million, extended the Termination Date to January 31, 2023 and reduced or eliminated certain availability reserves.

On March 25, 2016 we entered into a Term Loan Credit Agreement (the “Prior Term Loan Agreement”) for a $32.0 million term loan due March 25, 2021 (the “Prior Term Loan”). The interest rate on the Prior Term Loan was equal to a LIBOR rate (with a 1.00% LIBOR floor) plus 7.50%. We were required to make minimum repayments of the principal amount in quarterly installments of $0.8 million each, with the remaining outstanding balance payable on the maturity date. The Prior Term Loan had a prepayment option, subject to the payment of a prepayment premium, that we exercised on the Closing Date.  We paid a prepayment premium of $0.2 million, or 2% of the then outstanding loan balance. There were various minimum excess availability requirements applicable to the Prior Term Loan including $5.0 million against availability under our Credit Facility that will be reduced dollar for dollar for prepayments of the Prior Term Loan, an amount equal to the greater of 10% of the Combined Loan Cap (as defined in the Prior Term Loan Agreement) or $10.0 million and a $10.0 million EBITDA as defined in the Prior Term Loan Agreement.

As of August 4, 2018, we had $7.3 million in borrowings and $7.3 million in letters of credit outstanding under the Credit Facility with $19.0 million of availability. As of July 29, 2017, we had $4.2 million of borrowings and $5.8 million in letters of credit with $14.9 million of availability. For the first six of fiscal 2018 our borrowings had a weighted interest rate of 3.97% per annum, our average level of borrowing was $16.4 million and our maximum borrowing at any time was $27.4 million.  For the first six of fiscal 2017 our borrowings had a weighted interest rate of 3.31% per annum our average level of direct borrowings was $8.5 million and our maximum borrowings at any time were $15.7 million.

As of August 4, 2018, and July 29, 2017, there was $4.5 million and $7.8 million, respectively, outstanding under a five-year equipment financing arrangement with our Credit Facility lender. The equipment note bears annual interest at 3.38%, with payments of $0.3 million (including interest) due monthly through December 2019. The equipment note is collateralized by substantially all of the material handling equipment at our distribution facility in Florence, New Jersey.

On June 6, 2017 we received $3.4 million in proceeds from a three-year financing arrangement in the form of a sale and leaseback for certain furniture, fixtures and software.  Monthly payments under the leaseback arrangement are $0.1 million for the first 24 months and $48 thousand for months 25 to 36.  At the end of the leaseback term, we have the option to extend the financing for an additional year or repurchase the property for a price to be agreed upon. All proceeds from the transaction were used to prepay a portion of our Term Loan.  As of August 4, 2018, there was $2.0 million of principal outstanding under the arrangement.

In connection with the relocation of our corporate headquarters and our distribution operations from Philadelphia, Pennsylvania to southern New Jersey, the Board of the NJEDA approved us for an incentive package of up to $4.0 million in annual benefits under Grow NJ in the form of transferrable income tax credits over a ten-year period from the State of New Jersey. The annual benefit amount available to us is based on an average of eligible jobs within the state and is expected to significantly exceed our annual income tax liability to New Jersey. In order to maximize the realizable value of our incentive package we have an agreement with a third party to sell 75% or more of the annual income tax credits awarded to us. For fiscal 2017 we qualified for $3.1 million in tax credits for which we expect to realize $2.8 million in cash proceeds during the third quarter of fiscal 2018.  In April 2017 we received $3.3 million in proceeds, net of costs, from the sale of the tax credits we earned in fiscal 2016. For fiscal 2018 our average eligible jobs are expected to be lower than in fiscal 2017 and we project that we will receive approximately $3.0 million of transferrable tax credits with a pretax realizable value of approximately $2.6 million, subject to our compliance with the requirements under our Grow NJ award. Cost reductions from lower headcount are expected to more than offset any decline in the amount realized from our incentive package.

Based on our current operating plan, our management believes that our current cash and working capital positions, expected operating cash flows and available borrowing capacity, will be sufficient to fund our cash requirements for working capital and capital expenditures for at least the next 12 months. We have based this belief on assumptions that we believe are reasonable but may not be realized due to a variety of factors including lower than anticipated net sales or gross margins, increased expenses, continued or declining levels of economic or retail industry conditions, or other events, including those factors discussed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended February 3, 2018. As a result, we could use our available capital resources sooner than we currently expect. Furthermore, our operating plan may change, and we may need additional funds sooner than planned. If we are unable to obtain required funds from the aforementioned sources, we will likely need to seek other sources of financing which may not be on favorable terms. as well as defer, reduce or eliminate planned expenditures, which would likely impair our growth prospects and could otherwise negatively impact our business.

Off-Balance Sheet Financing Arrangements

We do not have any material off-balance sheet financing arrangements.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. These generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our consolidated financial statements and the reported amounts of net sales and expenses during the reporting period. Our critical accounting policies are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended February 3, 2018. In conjunction with the adoption of ASU No. 2014-09, Revenue from Contracts with Customers on February 3, 2018 we began including the asset for recovery component of our sales return reserve in Prepaid expenses and other current assets on our consolidated balance sheets.   Prior to the adoption of this ASU this asset had been recorded as a component of Inventory.  As of August 4, 2018, there were no other material changes in, or additions to, our critical accounting policies or in the assumptions or estimates we used to prepare the financial information appearing in this report.

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

Management adopted this guidance on February 3, 2018 using the modified retrospective approach.  This ASU required that sales return reserves be presented on a gross basis as a refund liability and an asset for recovery and that the asset be reported separate from inventory on our consolidated balance sheet.  Prior to the adoption of this ASU we had recorded our sales return reserve on a gross basis with the asset for recovery recorded as a component of inventory. The impact of adoption on our consolidated balance sheet as of August 4, 2018 is as follows:

			Excluding ASU
(in thousands)	As Reported	ASU 2014-09 Effect	2014-09 Effect

Inventories	$67,753	$(948)	$68,701
Prepaid expenses and other current assets	11,043	948	10,095

There was no impact from adoption on our consolidated statements of operations or consolidated statements of cash flow.

Not Yet Adopted

In February 2016 the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU No. 2016-02 affects any entity that enters into a lease (as that term is defined in the ASU) and its guidance supersedes Topic 840, Leases. As it substantively relates to us, ASU No. 2016-02 requires lessees to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position. For finance leases, lessees are required to recognize interest on the lease liability separately from amortization of the right-of-use asset in the statement of comprehensive income and to classify repayments of the principal portion of the lease liability within financing activities and payments of interest on the lease liability and variable lease payments within operating activities in the statement of cash flows. For operating leases, lessees are required to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis, and to classify all cash payments within operating activities in the statement of cash flows. In transition, lessees are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. ASU No. 2016-02 is effective for financial statements issued for annual reporting periods beginning after December 15, 2018 and interim periods within those years. Earlier application is permitted. The Company is currently evaluating the provisions of this standard and assessing its existing lease portfolio in order to determine the impact on its accounting systems, processes and internal controls over financial reporting. While the Company is still evaluating this standard, given the significant number of leases the Company is party to, the Company expects this standard will have a material impact on the Company's consolidated financial statements. The standard will have no impact on our debt-covenant compliance under our current agreements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates. We have not entered into any market sensitive instruments for trading purposes. The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market interest rates. The range of changes presented reflects our view of changes that are reasonably possible over a one-year period.

As of August 4, 2018, we had cash and cash equivalents of $1.3 million. Our cash equivalents consist of investments in money market funds that bear interest at variable rates. A change in market interest rates earned on our investments impacts the interest income and cash flows, but does not materially impact the fair market value of the financial instruments. Due to the low balance, average maturity and conservative nature of our investment portfolio, we believe a sudden change in interest rates would not have a material effect on the value of our investment portfolio. The impact on our future interest income resulting from changes in investment yields will depend largely on the gross amount of our investment portfolio at that time. However, based upon the conservative nature of our investment portfolio and current experience, we do not believe a decrease in investment yields would have a material negative effect on our interest income.

As of August 4, 2018, our indebtedness consisted of the $24.7 million outstanding under our Term Loan, the $4.5 million and $2.0 million principal balances of our equipment notes and $7.3 million outstanding under the Credit Facility. All of our indebtedness is denominated in United States dollars. The fair value of our indebtedness is referred to as the “debt value.” The equipment notes bear interest at a weighted fixed rate of 6.3%. Although a change in market interest rates would not affect the interest incurred or cash flow related to this fixed rate portion of our indebtedness, the debt value would be affected.

The Term Loan carries a variable interest rate that is tied to market indices with a minimum annual rate of 9.0%. The sensitivity analysis as it relates to this portion of our debt portfolio assumes an instantaneous 100 basis point move in interest rates above and below the minimum threshold, with all other variables held constant. The debt value of the Term Loan is approximately $24.7 million. A 100-basis point increase in market interest rates above the minimum threshold would result in additional annual interest expense on the Term Loan of approximately $0.3 million. A 100-basis point decline in market interest rates below the minimum threshold would have no effect on our annual interest expense on the Term Loan.

Our Credit Facility has variable interest rates that are tied to market indices. As of August 4, 2018, we had $7.3 million of direct borrowings and $7.3 million of letters of credit outstanding under our Credit Facility. As of August 4, 2018, borrowings under the Credit Facility would have resulted in interest at a rate between 3.58% and 5.50% per annum. Interest on any future borrowings under the Credit Facility would, to the extent of outstanding borrowings, be affected by changes in market interest rates. A change in market interest rates on the variable rate portion of our indebtedness would impact the interest expense incurred and cash flows.

The sensitivity analysis as it relates to the fixed rate portion of our indebtedness assumes an instantaneous 100 basis point move in interest rates from their levels as of August 4, 2018, with all other variables held constant. A 100-basis point increase in market interest rates would result in a decrease in the value of the debt by approximately $46 thousand as of August 4, 2018. A 100-basis point decline in market interest rates would cause the debt value to increase by approximately $46 thousand as of August 4, 2018.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to our management on a timely basis to allow decisions regarding required disclosure. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of August 4, 2018. Based on this evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that as of August 4, 2018 these controls and procedures were effective.

Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the fiscal quarter ended August 4, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended February 3, 2018. The risks described in our Form 10-K are not the only risks that we face. Additional risks not presently known to us or that we do not currently consider significant may also have an adverse effect on us. If any of the risks actually occur, our business, results of operations, cash flows or financial condition could suffer.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by us during the three month period May 6, 2018 to August 4, 2018 of our Common Stock that is registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program

May 6 to June 2, 2018	467	$2.74	—	—
June 3 to July 7, 2018	—	—	—	—
July 8 to August 4, 2018	1,221	4.53	—	—
Total	1,688	$4.03	—	—
(1)

Represents shares of Common Stock reacquired by us from certain employees to satisfy income tax withholding obligations for such employees in connection with restricted stock awards that vested during the period.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit No.		Description

3.1		Restated Certificate of Incorporation of the Company (Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008, filed on December 15, 2008)

3.2		Bylaws of the Company, effective December 22, 2016 (Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2018, filed on April 19, 2018)

4.1		Certificate of Elimination of Series B Junior Participating Preferred Stock, dated July 25, 2018. (Exhibit 4.1 to the Company’s Current Report on Form 8-K dated July 25, 2018)

10.1		Release Agreement, dated June 4, 2018, between the Company and Melissa Payner-Gregor (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 29, 2018)

10.2		Letter Agreement, dated May 30, 2018, between the Company and Marla A. Ryan (Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 29, 2018)

10.3		Separation and Release Agreement, dated June 5, 2018, between the Company and Ronald J. Masciantonio (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 4, 2018)

10.4		Amendment dated July 30, 2018 to the Letter Agreement between the Company and Marla A. Ryan dated May 30, 2018. (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 30, 2018)

31.1	*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of the Senior Vice President & Chief Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	**	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	**	Certification of the Senior Vice President & Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema Document

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

* filed herewith

** furnished herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Destination Maternity Corporation

Date: September 10, 2018	By:	/s/ MARLA A. RYAN
Marla A. Ryan
Chief Executive Officer

Date: September 10, 2018	By:	/s/ RODNEY SCHRIVER
Rodney Schriver
Senior Vice President & Chief Accounting Officer