Form 10-Q
period 2018-11-03
Destination Maternity Corp
filed 2018-12-11
CIK 896985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 03, 2018

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act    ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value — 14,447,524 shares outstanding as of November 30, 2018

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	November 3, 2018	February 3, 2018

ASSETS
Current assets:
Cash and cash equivalents	$1,247	$1,635
Trade receivables, net	7,261	6,692
Inventories	79,054	71,256
Prepaid expenses and other current assets	10,270	11,522
Total current assets	97,832	91,105
Property and equipment, net of accumulated depreciation and amortization of $106,276 and $98,024	55,158	66,146
Other assets:
Deferred line of credit financing costs, net of accumulated amortization of $898 and $829	383	450
Other intangible assets, net of accumulated amortization of $1,027 and $907	863	953
Deferred income taxes	4,805	2,829
Other non-current assets	1,064	1,099
Total other assets	7,115	5,331
Total assets	$160,105	$162,582

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit borrowings	$21,700	$8,000
Current portion of long-term debt	4,729	4,780
Accounts payable	25,767	30,949
Accrued expenses and other current liabilities	30,988	31,661
Total current liabilities	83,184	75,390
Long-term debt	22,704	23,809
Deferred rent and other non-current liabilities	20,856	22,715
Total liabilities	126,744	121,914
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, 1,656,381 shares authorized, none outstanding	—	—
Common stock, $.01 par value; 20,000,000 shares authorized, 14,447,524 and 14,684,117 shares issued and outstanding	145	147
Additional paid-in capital	107,482	106,865
Accumulated deficit	(74,192)	(66,274)
Accumulated other comprehensive loss	(74)	(70)
Total stockholders’ equity	33,361	40,668
Total liabilities and stockholders’ equity	$160,105	$162,582

The accompanying notes are an integral part of these consolidated financial statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017

Net sales	$92,837	$96,354	$292,459	$301,060
Cost of goods sold	44,181	45,453	138,535	140,167
Gross profit	48,656	50,901	153,924	160,893
Selling, general and administrative expenses	48,629	53,234	150,581	161,689
Store closing, asset impairment and asset disposal expenses	1,028	1,011	2,669	3,649
Other charges, net	1,825	3,100	4,898	3,746
Operating loss	(2,826)	(6,444)	(4,224)	(8,191)
Interest expense, net	1,232	1,006	3,533	2,989
Loss before income taxes	(4,058)	(7,450)	(7,757)	(11,180)
Income tax provision	56	73	168	259
Net loss	$(4,114)	$(7,523)	$(7,925)	$(11,439)
Net loss per share— Basic	$(0.30)	$(0.55)	$(0.57)	$(0.83)
Average shares outstanding— Basic	13,895	13,800	13,867	13,777
Net loss per share— Diluted	$(0.30)	$(0.55)	$(0.57)	$(0.83)
Average shares outstanding— Diluted	13,895	13,800	13,867	13,777

The accompanying notes are an integral part of these consolidated financial statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017

Net loss	$(4,114)	$(7,523)	$(7,925)	$(11,439)
Foreign currency translation adjustments	(2)	—	(4)	2
Comprehensive loss	$(4,116)	$(7,523)	$(7,929)	$(11,437)

The accompanying notes are an integral part of these consolidated financial statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common Stock				Accumulated
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Loss	Total

Balance as of February 3, 2018	14,684	$147	$106,865	$(66,274)	$(70)	$40,668
Net loss	—	—	—	(7,925)	—	(7,925)
Foreign currency translation adjustments	—	—	—	—	(4)	(4)
Dividends forfeited	—	—	—	7	—	7
Stock-based compensation	477	5	745	—	—	750
Exercise of stock options, net	0	0	1	—	—	1
Repurchase and retirement of common stock	(683)	(7)	(129)	—	—	(136)
Balance as of November 3, 2018	14,478	$145	$107,482	$(74,192)	$(74)	$33,361

Balance as of January 28, 2017	14,010	$140	$105,775	$(44,693)	$(72)	$61,150
Net loss	—	—	—	(11,439)	—	(11,439)
Foreign currency translation adjustments	—	—	—	—	2	2
Dividends forfeited	—	—	—	15	—	15
Stock-based compensation	616	6	852	—	—	858
Repurchase and retirement of common stock	(15)	—	(45)	—	—	(45)
Balance as of October 28, 2017	14,611	$146	$106,582	$(56,117)	$(70)	$50,541

The accompanying notes are an integral part of these consolidated financial statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	November 3, 2018	October 28, 2017

Operating Activities
Net loss	$(7,925)	$(11,439)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,789	13,259
Stock-based compensation expense	750	858
Loss on impairment of long-lived assets	2,236	3,267
Loss on disposal of assets	238	283
Grow NJ award benefit	(1,977)	1,096
Amortization of deferred financing costs	506	375
Changes in assets and liabilities:
Decrease (increase) in:
Trade receivables	(569)	(1,218)
Inventories	(7,798)	(4,896)
Prepaid expenses and other current assets	1,251	3,110
Other non-current assets	35	(59)
(Decrease) increase in:
Accounts payable, accrued expenses and other current liabilities	(3,861)	2,474
Deferred rent and other non-current liabilities	(2,087)	23
Net cash provided by (used in) operating activities	(7,412)	7,133
Investing Activities
Capital expenditures	(3,456)	(5,484)
Additions to intangible assets	—	(18)
Net cash used in investing activities	(3,456)	(5,502)
Financing Activities
Decrease in cash overdraft	(1,486)	(461)
Increase in line of credit borrowings	13,700	3,600
Proceeds from long-term debt	2,500	3,401
Repayment of long-term debt	(3,935)	(8,493)
Deferred financing costs paid	(160)	(277)
Withholding taxes on stock-based compensation paid in connection with repurchase of common stock	(136)	(45)
Proceeds from exercise of stock options	1	—
Net cash provided by (used in) financing activities	10,484	(2,275)
Effect of exchange rate changes on cash and cash equivalents	(4)	2
Net Decrease in Cash and Cash Equivalents	(388)	(642)
Cash and Cash Equivalents, Beginning of Period	1,635	2,859
Cash and Cash Equivalents, End of Period	$1,247	$2,217
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$2,997	$2,640
Cash (received) paid for income taxes	$118	$(4,240)

The accompanying notes are an integral part of these consolidated financial statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements for the three and nine months ended November 3, 2018 and October 28, 2017 have been prepared in accordance with the requirements for Form 10-Q and Article 10 of Regulation S-X, and accordingly, certain information and footnote disclosures have been condensed or omitted. See the Company’s Annual Report on Form 10-K as of and for the year ended February 3, 2018 for Destination Maternity Corporation and subsidiaries (the “Company” or “Destination Maternity”) as filed with the Securities and Exchange Commission (“SEC”) for additional disclosures including a summary of the Company’s accounting policies.

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

Basic net loss per share (“Basic EPS”) is computed by dividing net loss by the weighted average number of common shares outstanding, excluding restricted stock awards for which the restrictions have not lapsed. Diluted net loss per share (“Diluted EPS”) is computed by dividing net loss by the weighted average number of common shares outstanding, after giving effect to the potential dilution, if applicable, from the assumed lapse of restrictions on restricted stock and restricted stock unit (“RSU”) awards, and from shares of common stock resulting from the assumed exercise of outstanding stock options. Common shares issuable in connection with the award of performance-based restricted stock units (“PRSUs”) are excluded from the calculation of EPS until the PRSUs’ performance conditions are achieved and the shares in respect of the PRSUs become issuable (see Note 13).

The following tables summarize the Basic EPS and Diluted EPS calculations (in thousands, except per share amounts):

	Three Months Ended
	November 3, 2018			October 28, 2017
	Net Loss	Shares	EPS	Net Loss	Shares	EPS

Basic and Diluted EPS	$(4,114)	13,895	$(0.30)	$(7,523)	13,800	$(0.55)

	Nine Months Ended
	November 3, 2018			October 28, 2017
	Net Loss	Shares	EPS	Net Loss	Shares	EPS

Basic and Diluted EPS	$(7,925)	13,867	$(0.57)	$(11,439)	13,777	$(0.83)

In addition to PRSUs, for the three and nine months ended November 3, 2018 stock options and unvested restricted stock totaling approximately 436,000 and 804,000 shares, respectively, were excluded from the calculation of Diluted EPS as their effect would have been antidilutive. Stock options and unvested restricted stock totaling approximately 1,130,000 and 1,604,000 shares of the Company’s common stock were outstanding as of November 3, 2018 and October 28, 2017, respectively, but were not included in the computation of Diluted EPS for the three and nine months ended November 3, 2018 and October 28, 2017 due to the Company’s net loss. If the Company had reported a profit for the three and nine months ended November 3, 2018 and for the three and nine months ended October 28, 2017 the weighted average number of dilutive shares outstanding for computation of Diluted EPS would have been approximately 14,186,000, 14,159,000, 13,811,000 and 13,797,000 shares, respectively.

During the nine months ended November 3, 2018 and October 28, 2017, $7,000 and $15,000, respectively, of previously declared and undistributed dividends, for which payment was subject to completion of service requirements under restricted stock awards, were forfeited back to the Company in connection with the cancellation of the restricted stock awards.

3.	TRADE RECEIVABLES

Trade receivables are recorded based on revenue recognized for sales of the Company’s merchandise and for other revenue earned by the Company through its marketing partnership programs and international franchise agreements, and are non-interest bearing. The Company evaluates the collectability of trade receivables based on a combination of factors, including aging of trade receivables, write-off experience, analysis of historical trends and expectations of future performance. An allowance for doubtful accounts is recorded for the amount of trade receivables that are considered unlikely to be collected. When the Company’s collection efforts are unsuccessful, uncollectible trade receivables are charged against the allowance for doubtful accounts. As of November 3, 2018, and February 3, 2018 the Company’s trade receivables were net of allowance for doubtful accounts of $166,000 and $166,000, respectively.

4.	INVENTORIES

Inventories were comprised of the following (in thousands):

	November 3, 2018	February 3, 2018

Finished goods	$78,711	$70,687
Work-in-progress	142	182
Raw materials	201	387
	$79,054	$71,256

5.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities were comprised of the following (in thousands):

	November 3, 2018	February 3, 2018

Employee compensation and benefits	$6,256	$7,133
Accrued expenses	4,866	3,244
Insurance, primarily self-insurance reserves	3,858	5,048
Deferred rent	2,983	3,211
Sales and use taxes	2,827	2,638
Gift certificates and store credits	2,832	3,385
Product return reserve	2,298	2,799
Deferred revenue	1,668	1,001
Audit and legal	1,399	714
Accrued property and equipment additions	185	218
Other	1,816	2,270
	$30,988	$31,661

6.	LINE OF CREDIT

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

In connection with the original execution and subsequent amendments of the Credit Facility, the Company incurred deferred financing costs of $1,280,000.  These deferred financing costs are being amortized over the term of the Credit Facility agreement and are included in “interest expense, net” in the consolidated statements of operations.

As of November 3, 2018, the Company had $21,700,000 in outstanding borrowings under the Credit Facility, $7,327,000 in letters of credit and $13,505,000 of availability based on the Company’s Borrowing Base formula and availability reserve requirements. As of October 28, 2017, the Company had $8,200,000 in outstanding borrowings under the previous Credit Facility, $7,327,000 in letters of credit and $12,531,000 of availability. For the three months ended November 3, 2018 and October 28, 2017 borrowings had a weighted interest rate of 4.22% and 3.87% per annum, respectively. For the nine months ended November 3, 2018 and October 28, 2017 borrowings had a weighted interest rate of 4.11% and 3.51% per annum, respectively.  During the nine months ended November 3, 2018 and October 28, 2017 the Company’s average levels of direct borrowings were $17,258,000 and $8,707,000, respectively, and the Company’s maximum borrowings were $27,400,000 and $15,700,000, respectively.

On September 26, 2018, the Company entered into a commitment letter with Bank of America N.A. (“Bank of America”),, pursuant to which, and subject to the terms and conditions set forth therein, Bank of America committed to provide to the Company certain five-year asset-based senior secured facilities consisting of an ABL with an aggregate commitment of $52 million and a FILO Term Loan with an aggregate principal amount of $24 million. The interest rates are expected to be, at the Company’s option, adjusted LIBOR or base rate plus an applicable margin based on excess availability. Such applicable margins for the base rate loans expect to range between 0.50% and 1.00% per annum in the case of the ABL and between 2.25% and 2.75% per annum in the case of the FILO Term Loan. Such applicable margins for the LIBOR loans expect to range between 1.5% to 2.0% in the case of the ABL and between 3.25% to 3.75% in the case of the FILO Term Loan. The funding of the senior secured facilities under the commitment letter is contingent upon the satisfaction of customary conditions, including, but not limited to, the parties’ entering into definitive documentation, absence of material adverse events or conditions with respect to the Company and the receipt of payoff letters in respect of the Company’s existing credit agreements governing its outstanding indebtedness. It is anticipated that the Company will use the net proceeds of the senior secured facilities to repay outstanding indebtedness under its Term Loan previously discussed in this Note 7 and under its Credit Facility previously discussed in Note 6, pay a portion of the transaction fees and expenses in connection with entering into the senior secured facilities and to the extent any net proceeds remain, for ongoing working capital and other general corporate purposes of the Company.

7.	LONG-TERM DEBT

On February 1, 2018 (the “Closing Date”) the Company entered into a Term Loan Credit Agreement (the “Term Loan Agreement”) which provides for a term loan of up to $25,000,000 and matures on January 31, 2023 (the “Term Loan”).  On the Closing Date the Company borrowed $22,500,000 net of fees against the Term Loan and used the proceeds, in addition to $3,600,000 borrowed under its Credit Facility (see Note 6) to pay off the $22,999,000 balance of the Company’s then existing term loan (the “Prior Term Loan”) and $3,226,000 of fees and interest associated with the refinancing transaction. The Term Loan provided for an additional loan of $2,500,000 which could be borrowed at the Company’s discretion within a period of 45 days after delivery to the lender of the Company’s first quarter fiscal 2018 financial statements and satisfaction of certain other requirements. The Company met these requirements and borrowed the additional $2,500,000 on July 16, 2018. There is a minimum excess availability requirement of the greater of 10% of the Combined Loan Cap, as defined in the Term Loan Agreement, or $7,000,000.

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

On September 26, 2018, the Company entered into a commitment letter with Bank of America, pursuant to which, and subject to the terms and conditions set forth therein, Bank of America committed to provide to the Company certain five-year asset-based senior secured facilities consisting of an ABL with an aggregate commitment of $52 million and a FILO Term Loan with an aggregate principal amount of $24 million. The interest rates are expected to be, at the Company’s option, adjusted LIBOR or base rate plus an applicable margin based on excess availability. Such applicable margins for the base rate loans expect to range between 0.50% and 1.00% per annum in the case of the ABL and between 2.25% and 2.75% per annum in the case of the FILO Term Loan. Such applicable margins for the LIBOR loans expect to range between 1.5% to 2.0% in the case of the ABL and between 3.25% to 3.75% in the case of the FILO Term Loan. The funding of the senior secured facilities under the commitment letter is contingent upon the satisfaction of customary conditions, including, but not limited to, the parties’ entering into definitive documentation, absence of material adverse events or conditions with respect to the Company and the receipt of payoff letters in respect of the Company’s existing credit agreements governing its outstanding indebtedness. It is anticipated that the Company will use the net proceeds of the senior secured facilities to repay outstanding indebtedness under its Term Loan previously discussed in this Note 7 and under its Credit Facility previously discussed in Note 6, pay a portion of the transaction fees and expenses in connection with entering into the senior secured facilities and to the extent any net proceeds remain, for ongoing working capital and other general corporate purposes of the Company.

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

As of November 3, 2018, and October 28, 2017 there was $24,375,000 and $24,599,000, respectively, of principal outstanding under the Term Loan and Prior Term Loan.

As of November 3, 2018, and October 28, 2017 there was $3,730,000 and $7,064,000, respectively, outstanding under a five-year equipment financing arrangement with the Company’s Credit Facility bank. The equipment note bears annual interest at 3.38%, with payments of $272,000 (including interest) due monthly through December 2019. The equipment note is collateralized by substantially all of the material handling equipment at the Company’s distribution facility in Florence, New Jersey. Any amounts outstanding under the equipment note may be accelerated and become due and payable immediately upon an event of default and expiration of any applicable cure period. The specified events of default are substantially the same as those in the Credit Facility agreement (see Note 6).

On June 6, 2017 the Company received $3,401,000 in proceeds from a three-year financing arrangement in the form of a sale and leaseback for certain furniture, fixtures and software. Monthly payments under the leaseback arrangement are $123,000 for the first 24 months and $48,000 for months 25 to 36. At the end of the leaseback term, the Company has the option to extend the lease for an additional year or to repurchase the financed property for a price to be agreed. All of the proceeds from the transaction were used to prepay a portion of the Company’s Term Loan.  As of November 3, 2018, and October 28, 2017, there was $1,680,000 and $2,947,000 of principal outstanding under this financing arrangement.

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

At both November 3, 2018 and February 3, 2018, the Company had cash equivalents of $4,000. The Company’s cash equivalents consist of investments in money market funds for which the carrying value approximates fair value (based on Level 1 inputs) due to the short-term nature of those instruments. The carrying values of trade receivables and accounts payable approximate fair value due to the short-term nature of those instruments.

The Company’s Credit Facility has variable interest rates that are tied to market indices. As of November 3, 2018, and February 3, 2018, the Company had $21,700,000 and $8,000,000, respectively, of direct borrowings outstanding under the Credit Facility. The carrying value of the Company’s Credit Facility borrowings approximates fair value as the variable interest rates approximate current market rates, which the Company considers to be Level 2 inputs.

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

9.	NET SALES

The following disaggregates the Company’s net sales by major source (in thousands):

	Three Months Ended		Nine Months Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017

Retail stores	$55,979	$59,325	$177,608	$191,664
Leased departments	9,743	10,292	29,624	32,752
Total retail locations	65,722	69,617	207,232	224,416
Ecommerce	21,045	20,539	69,530	57,615
Marketing partnerships	4,110	4,475	12,236	13,004
Wholesale and franchise	1,960	1,723	3,461	6,025
Total net sales	$92,837	$96,354	$292,459	$301,060

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

In the first quarter of fiscal 2018 the Company received notification from a stockholder group (the “Stockholder Group”), of the nomination of a slate of alternative nominees for election to the Company’s Board of Directors at the Annual Meeting of Stockholders that was held on May 23, 2018 (the “Proxy Solicitation”).  At the Company’s 2018 Annual Meeting of Stockholders held on May 23, 2018, the Company’s stockholders replaced the incumbent board in its entirety and elected Holly N. Alden, Christopher B. Morgan, Marla A Ryan and Anne-Charlotte Windal as the Company’s new Board of Directors. During the nine months ended November 3, 2018 the Company incurred $2,224,000 of charges related to the Proxy Solicitation, including $83,000 during the three months ended November 3, 2018.

During the fourth quarter of fiscal 2015 the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with the Company’s largest shareholder, Orchestra, a France-based retailer of children’s wear, to complete a proposed business combination (“the Proposed Merger”).  During the second quarter of fiscal 2017 the parties determined that is was in the best interest of their respective stockholders to terminate the Merger and on July 27, 2017, the Company, Orchestra, and certain other affiliates of Orchestra entered into a Termination Agreement (the “Termination Agreement”).   In connection with the Termination Agreement, Orchestra and the Company agreed to reimburse each other for certain costs incurred in connection with their effort to implement the Merger Agreement.  During the nine months ended October 28, 2017 the Company incurred $1,113,000 of charges related to the proposed merger.

Over the last several years the Company has engaged in a series of management and organizational changes and, in connection therewith, retained consulting firms to review its costs and business strategy associated with such management and organizational changes.  The Company’s Board of Directors authorized changes to the Company’s chief executive function including the resignation of Anthony M. Romano as the Company’s Chief Executive Officer and President,  the September 17, 2017 appointment of B. Allen Weinstein, an independent member of the Company’s Board since 2010, as Interim Chief Executive Officer replacing Mr. Romano, the January 2, 2018 appointment of Melissa Payner-Gregor, an independent  member of the Company’s Board since 2009, as Interim Chief Executive Officer replacing Mr. Weinstein and the May 23, 2018 appointment of Marla Ryan as Chief Executive Officer replacing Ms. Payner-Gregor.  Ronald Masciantonio, the Company’s Chief Administrative Officer, resigned from his position on June 4, 2018.  David Stern, the Company’s former Chief Financial Officer departed the Company effective at the close of business on August 10, 2018. The Company also paid one-time retention bonuses with service conditions to certain key management personnel which are being recorded over the service period, while reducing its overall headcount to create a more efficient and effective operating structure. During the three and nine months ended November 3, 2018 and October 28, 2017 the Company incurred $1,742,000, $2,636,000, $2,674,000 and $2,633,000, respectively, of charges related to these management and organizational changes.

A summary of the net charges incurred in connection with the proxy solicitation and proposed merger and the management and organizational changes is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017

Proxy Solicitation and Proposed Merger
Proxy solicitation	$83	$—	$2,224	$—
Proposed merger	—	464	—	1,113
Total proxy solicitation and proposed merger	83	464	2,224	1,113

Management and Organizational Changes
Severance and related benefits	1,252	2,139	2,136	2,136
Consulting fees	490	497	538	497
Total management and organizational changes	1,742	2,636	2,674	2,633
Total other charges, net	$1,825	$3,100	$4,898	$3,746

11.	GOVERNMENT INCENTIVES

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

The annual benefit from the Grow NJ award available to the Company is expected to significantly exceed the Company’s annual income tax liability to the State of New Jersey. In order to maximize the realizable value of the incentive package, in December 2013 the Company entered into an agreement with a third party to sell 75% or more of the annual income tax credits awarded to the Company. The Company recognizes its Grow NJ award on an annual basis for each fiscal year based on the realizable value of the award earned and expected to be received, primarily from the sale of the income tax credits, net of any associated costs. The Grow NJ award is reflected in the Company’s consolidated financial statements as a reduction to the costs incurred by the Company in connection with the relocations. The expected realizable amount of the Grow NJ award is included in the consolidated balance sheet in deferred income taxes. As of November 3, 2018, the Company had recorded a deferred tax asset of $4,805,000 related to the NJ Grow award. Of this amount, $2,829,000 relates to the annual award earned in fiscal 2017, the cash proceeds of which is expected to be received in the fourth quarter of fiscal 2018. In April 2017, the Company received $3,251,000 cash proceeds, net of costs, from the receipt and subsequent sale of the $3,612,000 tax credit certificate earned for fiscal 2016. During the three and nine months ended November 3, 2018, the Company recognized the cost reduction related to the Grow NJ award in the amount of $617,000 and $1,902,000, respectively, as compared to the three and nine months ended October 28, 2017 in which the Company recognized $718,000 and $2,155,000 respectively.

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

In January 2006, the stockholders of the Company approved the adoption of the Amended and Restated 2005 Equity Incentive Plan (the “2005 Plan”) and, subsequently, have approved amendments to increase the number of issuable shares under the 2015 Plan. Under the 2005 Plan, employees, directors, consultants and other individuals who provide services to the Company may be granted awards in the form of stock options, stock appreciation rights, restricted stock, RSU’s or deferred stock units. Up to 3,550,000 shares of the Company’s common stock may be issued in respect of awards under the 2005 Plan, as amended, with no more than 2,250,000 of those shares permitted to be issued in respect of restricted stock, RSU’s, or deferred stock units granted under the 2005 Plan. Awards of stock options to purchase the Company’s common stock will have exercise prices as determined by the Compensation Committee of the Board of Directors (the “Compensation Committee”), but such exercise prices may not be lower than the fair market value of the stock on the date of grant.

No stock options have been granted by the Company with an exercise price less than the fair market value of the Company’s common stock on the date of grant for any of the periods presented. The majority of the stock options issued under the 2005 Plan vest ratably over four-year periods and generally expire ten years from the date of grant. Restricted stock and time-based RSU awards issued under the 2005 Plan generally have restrictions that lapse ratably over periods ranging from one to four years however, up to 177,500 restricted stock awards may be issued with a vesting period of less than one year. Performance-based awards issued under the 2005 Plan generally vest based upon the achievement of pre-established performance goals over a specified three-year period. The number of shares of our common stock that may be earned in respect of performance-based awards may be greater or less than the target number of shares granted based on the actual performance achieved. The non-executive chairman of the Company’s Board of Directors is granted 6,000 shares of restricted stock on an annual bases and each non-employee director, other than the non-executive chairman, of the Company’s Board of Directors is granted 4,000 shares of restricted stock on an annual basis, in each case that will vest one year from the date of grant. The Company issues new shares of common stock upon exercise of vested stock options. As of November 3, 2018, there were 896,848 shares of the Company’s common stock available for grant under the 2005 Plan in the form of stock options, restricted stock, RSUs or deferred stock units.

Stock option activity for all plans was as follows:

	Outstanding Stock Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value (in thousands)
Balance as of February 3, 2018	544	$11.26
Granted	464	3.06
Exercised	—	—
Forfeited	(483)	8.44
Expired	—	—
Balance as of November 3, 2018	525	$6.62	8.4	$598
Exercisable as of November 3, 2018	179	$11.35	6.6	—

The following table summarizes information about stock options outstanding as of November 3, 2018:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number Outstanding (in thousands)	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable (in thousands)	Weighted Average Exercise Price
$ 2.65 to $ 5.00	224	9.5	$2.65	—	$-
5.01 to 10.00	199	8.4	6.36	91	6.74
10.01 to 31.38	102	5.8	15.82	88	16.16
$ 2.65 to $31.38	525	8.4	$6.62	179	$11.35

The following table summarizes information about restricted stock and RSU activity for the 2005 Plan and includes 75,471 performance-based RSUs which is the number of RSUs that would be delivered if the target level of performance is achieved.  If performance was achieved at the maximum level, 150,942 RSUs would be delivered.

	Outstanding Restricted Shares (in thousands)	Weighted Average Grant Date Fair Value
Unvested as of February 3, 2018	853	$3.16
Granted	545	3.38
Vested	(144)	3.81
Forfeited	(649)	2.89
Unvested as of November 3, 2018	605	$3.49

14.	RECENT ACCOUNTING PRONOUNCEMENTS AND CHANGE IN ACCOUNTING PRINCIPLE

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

Management adopted this guidance on February 3, 2018 using the modified retrospective approach.  This ASU required that sales return reserves be presented on a gross basis as a refund liability and an asset for recovery and that the asset be reported separate from inventory on the Company’s consolidated balance sheet.  Prior to the adoption of this ASU the Company had recorded its sales return reserve on a gross basis with the asset for recovery recorded as a component of inventory. The impact of adoption on the Company’s consolidated balance sheet as of November 3, 2018 is as follows:

			Excluding ASU
(in thousands)	As Reported	ASU 2014-09 Effect	2014-09 Effect

Inventories	$79,054	$(1,070)	77,984
Prepaid expenses and other current assets	10,270	1,070	11,340

There was no impact from adoption on the Company’s consolidated statements of operations or consolidated statements of cash flow.

b. Not Yet Adopted

In February 2016 the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU No. 2016-02 affects any entity that enters into a lease (as that term is defined in the ASU) and its guidance supersedes Topic 840, Leases. As it substantively relates to the Company, ASU No. 2016-02 requires lessees to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position. For finance leases, lessees are required to recognize interest on the lease liability separately from amortization of the right-of-use asset in the statement of comprehensive income and to classify repayments of the principal portion of the lease liability within financing activities and payments of interest on the lease liability and variable lease payments within operating activities in the statement of cash flows. For operating leases, lessees are required to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis, and to classify all cash payments within operating activities in the statement of cash flows. In transition, lessees are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. ASU No. 2016-02 is effective for financial statements issued for annual reporting periods beginning after December 15, 2018 and interim periods within those years. Earlier application is permitted. The Company has implemented its leasing software solution and is in the process of validating output. We are also evaluating the provisions of this standard including the finalization of the use of practical expedients and assessing our existing lease portfolio in order to determine the impact on our accounting systems, processes and internal controls over financial reporting. While the Company is still evaluating this standard, given the significant number of leases the Company is party to, the Company expects this standard will have a material impact on the Company's consolidated financial statements. The standard will have no impact on our debt-covenant compliance under our current agreements.

In August 2018, the FASB issued ASU 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. ASU 2018-15 requires implementation costs incurred by customers in cloud computing arrangements to be deferred over the non-cancellable term of the cloud computing arrangements plus any optional renewal periods (1) that are reasonably certain to be exercised by the customer or (2) for which exercise of the renewal option is controlled by the cloud service provider. The effective date of this pronouncement is for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, and early adoption is permitted. The standard can be adopted either using the prospective or retrospective transition approach. The Company is currently evaluating the impact of this pronouncement on the Company's consolidated financial statements and disclosures.

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

Geographic Information. Geographic revenue information is allocated based on the country in which the products or services are sold, and in the case of international franchise revenues, on the location of the customer. Information concerning the Company’s operations by geographic area was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017

Net Sales
United States	$88,006	$90,584	$278,057	$283,676
Foreign	4,831	5,770	14,402	17,384

	November 3, 2018	February 3, 2018

Long-Lived Assets
United States	$54,696	$65,456
Foreign	1,325	1,643

Major Customers. For the periods presented, the Company did not have any one customer who represented more than 10% of its net sales.

17.	INTEREST EXPENSE, NET

Interest expense, net was comprised of the following (in thousands):

	Three Months Ended		Nine Months Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017

Interest expense	$1,233	$1,006	$3,535	$2,991
Interest income	(1)	-	(2)	(2)
Interest expense, net	$1,232	$1,006	$3,533	$2,989

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Forward-Looking Statements

Some of the information in this report, including the information incorporated by reference (as well as information included in oral statements or other written statements made or to be made by us), contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements involve a number of risks and uncertainties. The following factors, among others, in some cases have affected, and in the future, could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, but are not limited to: the strength or weakness of the retail industry in general and of apparel purchases in particular, our ability to successfully manage our various business initiatives, the success of our international business and its expansion, our ability to successfully manage, retain and expand our leased department and international franchise relationships and marketing partnerships, future sales trends in our various sales channels, unusual weather patterns, changes in consumer spending patterns, raw material price increases, overall economic conditions and other factors affecting consumer confidence, demographics and other macroeconomic factors that may impact the level of spending for maternity apparel (such as fluctuations in pregnancy rates and birth rates), expense savings initiatives, our ability to anticipate and respond to fashion trends and consumer preferences, unanticipated fluctuations in our operating results, the impact of competition and fluctuations in the price, availability and quality of raw materials and contracted products, availability of suitable store locations, continued availability of capital through equity and debt financing, our ability to hire, develop and retain senior management and sales associates, our ability to develop and source merchandise, our ability to receive production from foreign sources on a timely basis, our compliance with applicable financial and other covenants under our financing arrangements, our ability to make potential debt prepayments and complete the new financing of the senior secured facility pursuant to the commitment letter with Bank of America,, the trading liquidity of our common stock, changes in market interest rates, our compliance with certain tax incentive and abatement programs, war or acts of terrorism and other factors referenced in our Annual Report on Form 10-K, including those set forth under the caption “Risk Factors.”

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

Overview

We are the leading designer and retailer of maternity apparel in the United States with 1,108 retail locations, including 474 stores in the United States, Canada and Puerto Rico, and 634 leased departments located within department stores and baby specialty stores throughout North America. We also sell merchandise on the Internet, primarily through our Motherhood.com, APeaInThePod.com and Destinationmaternity.com websites. We also sell our merchandise through our Canadian website, MotherhoodCanada.ca, through Amazon.com in the United States, and through websites of certain of our retail partners, including Macys.com.  We have store franchise and product supply relationships in the Middle East, South Korea, Mexico, Israel and India. As of November 3, 2018, we have 187 international franchised locations, including 10 stand-alone stores operated under one of our retail nameplates and 177 shop-in-shop locations.

Refinancing

           On September 26, 2018, the Company entered into a commitment letter with Bank of America, pursuant to which, and subject to the terms and conditions set forth therein, Bank of America committed to provide to the Company certain five-year asset-based senior secured facilities consisting of an ABL with an aggregate commitment of $52 million and a FILO Term Loan with an aggregate principal amount of $24 million. The interest rates are expected to be, at the Company’s option, adjusted LIBOR or base rate plus an applicable margin based on excess availability. Such applicable margins for the base rate loans expect to range between 0.50% and 1.00% per annum in the case of the ABL and between 2.25% and 2.75% per annum in the case of the FILO Term Loan. Such applicable margins for the LIBOR loans expect to range between 1.5% to 2.0% in the case of the ABL and between 3.25% to 3.75% in the case of the FILO Term Loan. The funding of the senior secured facilities under the commitment letter is contingent upon the satisfaction of customary conditions, including, but not limited to, the parties’ entering into definitive documentation, absence of material adverse events or conditions with respect to the Company and the receipt of payoff letters in respect of the Company’s existing credit agreements governing its outstanding indebtedness. It is anticipated that the Company will use the net proceeds of the senior secured facilities to repay outstanding indebtedness under its existing term loan and revolving credit facility.  The Company is currently in discussions with Bank of America regarding amendments to the commitment letter, including an extension of the expiration date.

Proxy Solicitation

In the first quarter of fiscal 2018 we received notification from a stockholder group (“the Stockholder Group”), of the nomination of a slate of alternative nominees for election to our Board of Directors at the Annual Meeting of Stockholders that was held on May 23, 2018 (the “Proxy Solicitation”). At our 2018 Annual Meeting of Stockholders held on May 23, 2018, the Company’s stockholders replaced the incumbent board in its entirety and elected Holly N. Alden, Christopher B. Morgan, Marla A. Ryan and Anne-Charlotte Windal as our new Board of Directors. During the nine months ended November 3, 2018 we incurred $2.2 million of charges related to the Proxy Solicitation.

Proposed Merger

On December 19, 2016 we entered into the Merger Agreement with Orchestra. Despite substantial and sustained efforts by both parties, and in light of the challenges of satisfying applicable securities regulations in France and in the United States, particularly in connection with the completion of the registration and listing of Orchestra securities in the United States, the parties determined that it was in the best interests of their respective stockholders to terminate the Merger Agreement. Accordingly, on July 27, 2017 we, Orchestra, and certain other affiliates of Orchestra entered into a Termination Agreement pursuant to which the parties agreed to terminate the Merger Agreement. We and Orchestra agreed to reimburse each other for certain costs incurred in connection with their effort to implement the Merger Agreement, with a net amount of $1.0 million paid to us on July 31, 2017. During the nine months ended October 28, 2017 we recognized $1.1 million of charges related to the Termination of Merger.

Management and Organizational Changes

We have engaged in a series of management and organizational changes over the last several years. Through these actions, we are attempting to identify further opportunities to become more profitable in the near future, by increasing both revenue and gross margins while reducing expenses.

During the nine months ended November 3, 2018 and October 28, 2017 we recognized $2.7 million and $2.6 million, respectively, of charges related to management and organizational changes.

Change in Accounting Principle

During the first quarter of fiscal 2017, we changed the way we account for recording revenue from gift cards sold to retail customers that were never redeemed, commonly referred to as breakage. We determined that this accounting change represents a change in accounting estimate effected by a change in accounting principle. In accordance with the requirements of ASC Topic 250 related to such accounting changes, during the first quarter of fiscal 2017 we recognized $0.8 million of revenue as a cumulative adjustment for the accounting change.

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

Presented below is a summary of our results for the third quarter and first nine months of fiscal 2018 with regard to each of the key measures noted below:

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

Third Quarter Fiscal 2018 Financial Results

•	Net loss for the third quarter of fiscal 2018 was $4.1 million, or $0.30 per share (diluted), compared to net loss of $7.5 million, or $0.55 per share (diluted), for the third quarter of fiscal 2017.
•

Net loss for the third quarter of fiscal 2018 includes a $1.4 million, net of tax, charge related to the Proxy Solicitation and management and organizational changes and a $1.0 million, non-cash income tax charge related to the change in valuation allowance against net deferred tax assets.  Net loss for the third quarter of fiscal 2017 includes a $1.9 million, net of tax charge related to the Proposed Merger and management and organizational changes and a $2.9 million, non-cash income tax charge related to a change in the valuation allowance against net deferred tax assets.

•

Adjusted net loss for the third quarter of fiscal 2018 was $1.7 million, or $0.12 per share (diluted), compared to the comparably adjusted net loss for the third quarter of fiscal 2017 of $2.7 million, or $0.20 per share (diluted).

•	Adjusted EBITDA was $2.1 million for the third quarter of fiscal 2018, compared to $(1.1) million of Adjusted EBITDA for the third quarter of fiscal 2017.
•

Adjusted EBITDA before other charges was $3.9 million for the third quarter of fiscal 2018, an increase of 95% compared to $2.0 million of Adjusted EBITDA before other charges for the third quarter of fiscal 2017.

•	Net sales for the third quarter of fiscal 2018 decreased 3.7% to $92.8 million from $96.4 million for the third quarter of fiscal 2017.
•	Comparable sales for the third quarter of fiscal 2018 decreased 2.6% compared to a comparable sales increase of 1.1% for the third quarter of fiscal 2017.

First Nine Months of Fiscal 2018 Financial Results

•

Net loss for the first nine months of fiscal 2018 was $7.9 million, or $0.57 per share (diluted), compared to a net loss of $11.4 million, or $0.83 per share (diluted), for the first nine months of fiscal 2017.

•

Net loss for the first nine months of fiscal 2018 includes a $3.7 million, net of tax, charge related to Proxy Solicitation and management and organizational changes and a $1.9 million, non-cash income tax charge related to a change in the valuation allowance against net deferred tax assets. Net loss for the first nine months of fiscal 2017 includes $2.3 million, net of tax, related to the Proposed Merger and management and organizational changes, revenue of $0.5 million, net of tax, related to a cumulative adjustment for a change in accounting principle, and a $4.4 million, non-cash income tax charge related to a change in the valuation allowance against net deferred tax assets.

•

Adjusted net loss for the first nine months of fiscal 2018 was $2.3 million, or $0.16 per share (diluted), compared to the comparably adjusted net loss for the first nine months of fiscal 2017 of $5.2 million, or $0.38 per share (diluted).

•	Adjusted EBITDA was $10.8 million for the first nine months of fiscal 2018, an increase of 13.8% compared to $9.5 million of Adjusted EBITDA for the first nine months of fiscal 2017.
•

Adjusted EBITDA before other charges and effect of change in accounting principle was $15.7 million for the first nine months of fiscal 2018, an increase of 25.9% compared to $12.5 million of Adjusted EBITDA before other charges for the first nine months of fiscal 2017.

•	Net sales for the first nine months of fiscal 2018 decreased 2.9% to 292.5 million from $301.1 million for the first nine months of fiscal 2017.
•	Comparable sales for the first nine months of fiscal 2018 decreased 0.5% compared to a comparable sales decrease of 3.5% for the first nine months of fiscal 2017.

Results of Operations

The following table sets forth certain operating data as a percentage of net sales and as a percentage change for the three and nine months ended November 3, 2018 and October 28, 2017:

	% of Net Sales (1)				% Change Period to Period Favorable (Unfavorable)
	Three Months Ended		Nine Months Ended		Three Months Ended November 3, 2018 vs.	Nine Months Ended November 3, 2018 vs.
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017	October 28, 2017	October 28, 2017

Net sales	100.0%	100.0%	100.0%	100.0%	(3.7)%	(2.9)%
Cost of goods sold (2)	47.6	47.2	47.4	46.6	2.8	1.2
Gross profit	52.4	52.8	52.6	53.4	(4.4)	(4.3)
Selling, general and administrative expenses (3)	52.4	55.2	51.5	53.7	8.7	6.9
Store closing, asset impairment and asset disposal expenses	1.1	1.0	0.9	1.2	(1.7)	26.9
Other charges, net	2.0	3.2	1.7	1.2	(41.1)	(30.8)
Operating loss	(3.0)	(6.7)	(1.4)	(2.7)	56.1	48.4
Interest expense, net	1.3	1.0	1.2	1.0	(22.5)	(18.2)
Loss before income taxes	(4.4)	(7.7)	(2.7)	(3.7)	45.5	30.6
Income tax provision	0.1	0.1	0.1	0.1	23.3	35.1
Net loss	(4.4)%	(7.8)%	(2.7)%	(3.8)%	45.3%	30.7%

(1)	Components may not add to the exact total amount due to rounding.
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

	Three Months Ended
	November 3, 2018			October 28, 2017
Retail Locations (1)	Stores	Leased Departments	Total Retail Locations	Stores	Leased Departments	Total Retail Locations

Beginning of period	480	634	1,114	507	643	1,150
Opened	—	1	1	2	4	6
Closed	(6)	(1)	(7)	(8)	(1)	(9)
End of period	474	634	1,108	501	646	1,147

	Nine Months Ended
	November 3, 2018			October 28, 2017
Retail Locations (1)	Stores	Leased Departments	Total Retail Locations	Stores	Leased Departments	Total Retail Locations

Beginning of period	487	637	1,124	515	705	1,220
Opened	2	2	4	7	6	13
Closed (2)	(15)	(5)	(20)	(21)	(65)	(86)
End of period	474	634	1,108	501	646	1,147

(1)	Includes Macy’s completed closure of 59 stores where we had a leased department within the store during the nine months ended October 28, 2017.

	Three Months Ended
	November 3, 2018			October 28, 2017
International Franchised Locations	Stores	Shop-in- Shop Locations	Total International Franchised Locations	Stores	Shop-in- Shop Locations	Total International Franchised Locations

Beginning of period	11	177	188	18	192	210
Opened	—	—	-	—	—	—
Closed	(1)	—	(1)	(2)	-	(2)
End of period	10	177	187	16	192	208

	Nine Months Ended
	November 3, 2018			October 28, 2017
International Franchised Locations	Stores	Shop-in- Shop Locations	Total International Franchised Locations	Stores	Shop-in- Shop Locations	Total International Franchised Locations

Beginning of period	15	173	188	19	194	213
Opened	—	6	6	—	8	8
Closed	(5)	(2)	(7)	(3)	(10)	(13)
End of period	10	177	187	16	192	208

Three Months Ended November 3, 2018 and October 28, 2017

Net Sales.    Our net sales for the third quarter of fiscal 2018 decreased by 3.7%, or $3.6 million, to $92.8 million from $96.4 million for the third quarter of fiscal 2017. Comparable sales for the third quarter of fiscal 2018 decreased 2.6% compared to a comparable sales increase of 1.1% for the third quarter of fiscal 2017. The decrease in total reported sales for the third quarter of fiscal

2018 compared to the third quarter of fiscal 2017 resulted primarily from the closure of underperforming retail locations and decline in comparable store sales.

Gross Profit.    Our gross profit for the third quarter of fiscal 2018 decreased by 4.4%, or approximately $2.2 million, to $48.7 million from $50.9 million for the third quarter of fiscal 2017, and our gross profit as a percentage of net sales (gross margin) for the third quarter of fiscal 2018 was 52.4% compared to 52.8% for the third quarter of fiscal 2017. The decrease in gross profit for the third quarter of fiscal 2018 compared to the third quarter of fiscal 2017 was primarily due to our lower sales volume as a result of the closure of underperforming retail locations and decline in comparable store sales. The year-over-year decrease in gross margin is primarily a result of increased markdown and promotional activity to more aggressively manage inventory in addition to the increase in ecommerce sales as a portion of our total retail sales.

Selling, General and Administrative Expenses.    Our selling, general and administrative expenses for the third quarter of fiscal 2018 decreased by 8.7%, or $4.6 million, to $48.6 million from $53.2 million for the third quarter of fiscal 2017. As a percentage of net sales, selling, general and administrative expenses decreased to 52.4% for the third quarter of fiscal 2018 from 55.2% for the third quarter of fiscal 2017. This decrease in expense for the quarter primarily reflects reductions in employee costs and occupancy expenses resulting from the closure of underperforming stores and ongoing expense reduction initiatives.

Store Closing, Asset Impairment and Asset Disposal Expenses.   Our store closing, asset impairment and asset disposal expenses was $1.0 million for both the third quarter of fiscal 2018 and fiscal 2017.

Other Charges, Net.    In the third quarter of fiscal 2018 we incurred other charges of $1.8 million which is primarily personnel costs and consulting fees related to our management and organizational change initiatives. In the third quarter of fiscal 2017 we incurred other charges of $3.1 million of which $0.5 million related to the Proposed Merger and $2.6 million in personnel costs and consulting fees related to our management and organizational change initiatives.

Operating Loss.    We had an operating loss of $2.8 million for the third quarter of fiscal 2018 compared to an operating loss of $6.4 million for the third quarter of fiscal 2017. The $3.6 million decrease in operating loss reflects a $2.2 million reduction in gross margin offset by a $4.6 million decrease in selling, general and administrative expenses and a $1.3 million decrease in other charges.

Interest Expense, Net.    Net interest expense of $1.2 million for the third quarter of fiscal 2018 was $0.2 million higher than the third quarter of fiscal 2017. This increase is the result of an increase in both interest rates and our average debt outstanding.

Income Tax Provision.    For the third quarter of fiscal 2018 and fiscal 2017 our income tax provision was $56,000 and $73,000, respectively.  These tax provisions primarily represent minimum state income taxes.  Since fiscal 2016 we have been recording valuation allowances to reduce deferred tax assets, primarily net operating loss carryforwards.  In the third quarter of fiscal 2018 we recorded a non-cash charge of $1.0 million to increase our deferred tax asset valuation allowance.

Net Loss.    Net loss for the third quarter of fiscal 2018 was $4.1 million, or $0.30 per share (diluted), compared to net loss of $7.5 million, or $0.55 per share (diluted), for the third quarter of fiscal 2017. Net loss for the third quarter of fiscal 2018 includes a $1.0 million non-cash income tax charge related to a change in the valuation allowance against net deferred tax assets and other charges of $1.4 million, net of tax, related to the Proxy Solicitation and management and organizational changes. Net loss for the third quarter of fiscal 2017 includes a $2.9 million non-cash income tax charge related to a change in the valuation allowance against deferred tax assets and other charges of $1.9 million, net of tax, related to the Proposed Merger and management and organizational change.

Our average diluted shares outstanding of 13.9 million was comparable to the 13.8 million average diluted shares for the third quarter of fiscal 2017.

The following is a reconciliation of net loss and net loss per share (diluted) (“Diluted EPS”) to adjusted net loss and adjusted Diluted EPS for the three months ended November 3, 2018 and October 28, 2017 (in thousands, except per share amounts):

	Three Months Ended
	November 3, 2018			October 28, 2017
	Net Loss	Diluted Shares	Diluted EPS	Net Loss	Diluted Shares	Diluted EPS

As reported	$(4,114)	13,895	$(0.30)	$(7,523)	13,800	$(0.55)
Other charges	1,825	—		3,100	—
Income tax effect of other charges (1)	(444)	—		(1,163)	—
Deferred tax valuation allowance related to cumulative losses	1,001	—		2,855	—
As adjusted	$(1,732)	13,895	$(0.12)	$(2,731)	13,800	$(0.20)

(1)	Income tax effect of other charges represents the differences in income tax provision calculated with and without the specified items of pretax expense or (income).

The following is a reconciliation of net loss to Adjusted EBITDA and Adjusted EBITDA before other charges for the third quarter of fiscal 2018 and 2017 (in thousands):

	Three Months Ended
	November 3, 2018	October 28, 2017

Net loss	$(4,114)	$(7,523)
Add: income tax provision	56	73
Add: interest expense, net	1,232	1,006
Operating loss	(2,826)	(6,444)
Add: depreciation and amortization expense	3,828	4,371
Add: loss on impairment of long-lived assets	717	821
Add: loss on disposal of assets	170	167
Add: stock-based compensation expense	166	28
Adjusted EBITDA	2,055	(1,057)
Add: other charges	1,825	3,100
Adjusted EBITDA before other charges	$3,880	$2,043

Nine Months Ended November 3, 2018 and October 28, 2017

Net Sales.    Our net sales for the nine months of fiscal 2018 decreased by 2.9%, or $8.6 million, to $292.5 million from $301.1 million for the first nine months of fiscal 2017. Comparable sales for the first nine months of fiscal 2018 decreased 0.5% compared to a comparable sales decrease of 3.5% for the first nine months of fiscal 2017. Fiscal 2018 comparable store sales reflects an increase in ecommerce sales of 18.1% partially offset by a decrease in brick and mortar comparable store sales of 5.4%. The decrease in total reported sales for the first nine months of fiscal 2018 compared to the first nine months of fiscal 2017 resulted primarily from a decrease in brick and mortar comparable store sales, the closure of underperforming stores, a decrease in sales to wholesale and franchise partners and the recognition of $0.8 million of revenue related to the change in our method of accounting for gift card breakage in the first quarter of fiscal 2017.

Gross Profit.    Our gross profit for the first nine months of fiscal 2018 decreased by 4.3%, or $7.0 million, to $153.9 million from $160.9 million for the first nine months of fiscal 2017, and our gross margin for the first nine months of fiscal 2018 was 52.6% compared to 53.4% for the first nine months of fiscal 2017. The decrease in gross profit for the first nine months of fiscal 2018 compared to the first nine months of fiscal 2017 was primarily due to our lower sales volume as a result of the factors discussed above. The year-over-year decrease in gross margin is the result of the increase in ecommerce sales as a portion of our total retail sales.

Selling, General and Administrative Expenses.    Our selling, general and administrative expenses for the first nine months of fiscal 2018 decreased by 6.9%, or $11.1 million, to $150.6 million from $161.7 million for the first nine months of fiscal 2017. As a percentage of net sales, selling, general and administrative expenses decreased to 51.5% for the first nine months of fiscal 2018 from 53.7% for the first nine months of fiscal 2017.  The decrease in expense for the first nine months of fiscal 2018 primarily reflects reductions in employee costs and occupancy expenses resulting from the closure of underperforming stores and ongoing expense reduction initiatives.

Store Closing, Asset Impairment and Asset Disposal Expenses.     Our store closing, asset impairment and asset disposal expenses for the first nine months of fiscal 2018 decreased by $0.9 million, to $2.7 million from $3.6 million for the first nine months of fiscal 2017, reflecting lower impairment charges for write-downs of long-lived assets.

Other Charges, Net.    In the first nine months of fiscal 2018 we incurred other charges of $4.9 million, $2.2 million related to the Proxy Solicitation and $2.7 million related to management and organizational changes. In the first nine months of fiscal 2017 we incurred other charges of $3.7 million including $1.1 million related to the Proposed Merger and $2.6 million related to management and organizational changes.

Operating Loss.    We had an operating loss of $4.2 million for the first nine months of fiscal 2018 compared to an operating loss of $8.2 million for the first nine months of fiscal 2017. The approximately $4.0 million decrease in operating loss reflects the $11.1 million reduction in selling, general and administrative expenses partially offset by our lower gross profit as a result of the decline in sales volume.

Interest Expense, Net.    Our net interest expense for the first nine months of fiscal 2018 increased to $3.5 million from $3.0 million for the first nine months of fiscal 2017. This increase was due to our higher effective borrowing rate and increases in our average debt outstanding.

Income Tax Provision.    For the first nine months of fiscal 2018 our income tax provision was $168,000. In the first nine months of fiscal 2018 we recorded a non-cash charge of $1.9 million to increase the valuation allowance against substantially all of our deferred tax assets. Excluding the effect of the valuation allowance charge, our effective tax benefit rate for the first nine months of fiscal 2018 was 24.3%. This rate is slightly higher than the statutory federal tax rate of 21% due to state income tax benefits, net of federal expense, offset by certain state minimum income taxes and the impact from recognizing tax deficiencies from share-based payment awards as income tax expense rather than in additional paid-in capital, as required by the adoption of ASU No. 2016-09. For the first nine months of fiscal 2017 our effective tax rate was 36.6%. Our effective tax rate was higher than the statutory federal tax rate of 35% primarily due to state income tax benefits, net of federal expense.

Net Loss.    Net loss for the first nine months of fiscal 2018 was $7.9 million, or $0.57 per share (diluted), compared to a net loss of $11.4 million, or $0.83 per share (diluted), for the first nine months of fiscal 2017. Net loss for the first nine months of fiscal 2018 includes other charges of $3.7 million, net of tax related to the Proxy Solicitation and organizational changes and a $1.9 million non-cash income-tax charge related to a change in the valuation allowance against net deferred tax assets. Net loss for the first nine months of fiscal 2017 includes a $4.4 million non-cash income tax charge related to a change in the valuation allowance against net deferred tax assets, revenue of $0.5 million, net of tax, related to a cumulative adjustment for the effect of a change in accounting principle, and other charges of $2.3 million, net of tax, related to the Proposed Merger and management and organizational changes.

Our average diluted shares outstanding of 13.9 million as of the first nine months of fiscal 2018 were comparable to the 13.8 million average diluted shares for the first nine months of fiscal 2017.

The following is a reconciliation of net loss and Diluted EPS to adjusted net income (loss) and adjusted Diluted EPS for the nine months ended November 3, 2018 and October 28, 2017 (in thousands, except per share amounts):

	Nine Months Ended
	November 3, 2018			October 28, 2017
	Net Loss	Diluted Shares	Diluted EPS	Net Income	Diluted Shares	Diluted EPS

As reported	$(7,925)	$13,867	$(0.57)	$(11,439)	13,771	$(0.83)
Other charges	4,898	—		3,746	—
Income tax effect of other charges (1)	(1,190)	—		(1,405)	—
Effect of change in accounting principle	—	—		(764)	—
Income tax effect of change in accounting principle (1)	—	—		284	—
Deferred tax valuation allowance related to cumulative losses	1,925	—		4,352	—
As adjusted	$(2,292)	13,867	$(0.17)	$(5,226)	13,771	$(0.38)

(1)	Income tax effect of other charges and change in accounting principle represents the differences in income tax provision calculated with and without specified items of pretax expense or (income).

The following is a reconciliation of net income (loss) to Adjusted EBITDA and Adjusted EBITDA before other charges and effect of change in accounting principle for the nine months ended November 3, 2018 and October 28, 2017 (in thousands):

	Nine Months Ended
	November 3, 2018	October 28, 2017

Net income	$(7,925)	$(11,439)
Add: income tax provision	168	259
Add: interest expense, net	3,533	2,989
Operating income (loss)	(4,224)	(8,191)
Add: depreciation and amortization expense	11,788	13,259
Add: loss on impairment of long-lived assets	2,236	3,267
Add: loss on disposal of assets	238	283
Add: stock-based compensation expense	750	858
Adjusted EBITDA	10,788	9,476
Add: other charges	4,898	3,746
Less: effect of change in accounting principle	—	(764)
Adjusted EBITDA before other charges and effect of change in accounting principle	$15,686	$12,458

Seasonality

Our business, like that of many other retailers, is seasonal. Our quarterly net sales have historically been highest in the peak Spring selling season, which will generally occur during the calendar months of March through May, in our first fiscal quarter and the early part of our third fiscal quarter. Given the typically higher sales level in that timeframe and the relatively fixed nature of most of our operating expenses, we have historically generated a significant percentage of our full year operating income during this period. Results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. Quarterly results may be subject to substantial fluctuation depending upon, among other things, increases or decreases in comparable sales, the timing of new store openings and closings, new leased department openings and closings, net sales and profitability contributed by new stores and leased departments, the timing of the fulfillment of purchase orders under our product and license arrangements, adverse weather conditions, shifts in the timing of certain holidays and promotions, changes in inventory and production levels and the timing of deliveries of inventory, and changes in our merchandise mix.

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

Cash and cash equivalents decreased by $0.4 million during the first nine months of fiscal 2018 compared to a decrease of $0.6 million for the first nine months of fiscal 2017.

Cash used in operations was $7.4 million for the first nine months of fiscal 2018 as compared to $7.1 million of cash provided by operations for the first nine months of fiscal 2017. This decrease of approximately $14.5 million in cash provided by operations compared to the prior period is primarily the result of the expected non-recurrence of receipt of a $4.5 million federal income tax refund and the receipt of $3.3 million cash proceeds from the sale of our fiscal 2016 Grow NJ tax credits in the first nine months of fiscal 2017 and a $9.3 million increase in the net investment in inventory (inventory less accounts payable) in fiscal 2018 compared to fiscal 2017, partially offset by a $3.5 million reduction in our net loss.  Our working capital changes, quarterly net income (loss) and cash flow adjustments may fluctuate significantly, and net cash provided by or used in operating activities for any interim period is not necessarily indicative of the results that may be achieved for a full fiscal year.

During the first nine months of fiscal 2018, we borrowed $13.7 million against our line of credit to provide working capital, make periodic payments on our equipment loans and fund capital expenditures. Capital expenditures for the first nine months of fiscal 2018 totaled $3.5 million, including $2.3 million for improvements to new and existing stores and $1.2 million for information systems.  We expect to use borrowings under our existing $50.0 million senior secured revolving credit facility to fund a portion of our capital requirements from time to time during the remainder of our 2018 fiscal year.

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

In July 2018, we borrowed an additional $2.5 million under our Term Loan increasing the balance to $25.0 million, the full amount permitted to be outstanding under the agreement. During the first nine months of fiscal 2017, $3.4 million of proceeds from an equipment financing transaction were used to prepay a portion of our Prior Term Loan.

The Term Loan matures on January 31, 2023 (the “Maturity Date”).  There is a minimum excess availability requirement of the greater of 10% of the combined loan cap, as defined in the Term Loan Agreement, or $7.0 million. The interest rate on the Term Loan is equal to a LIBOR rate plus 9.0%.  We are required to make minimum payments of $0.3 million each quarter commencing on July 31, 2018, with the remaining outstanding balance payable on the Maturity Date.  The Term Loan can be prepaid at our option, subject to certain restrictions and subject to a prepayment premium as follows: 1) if prepayment occurs on or prior to the third anniversary of the Closing Date, the greater of a) interest on the prepayment that would otherwise have been paid with the 24 month period following the Closing Date minus actual interest payments made through the prepayment date and b) 2% of the prepayment, and 2) 2% of the prepayment amount if paid between the third and third anniversary of the Closing Date.

In conjunction with entering into the Term Loan Agreement, on February 1, 2018 we also amended and restated our credit facility (the “Credit Facility”).  This amendment, among other things, reduced the borrowing amount under the Credit Facility from $70.0 million to $50.0 million, extended the Termination Date to January 31, 2023 and reduced or eliminated certain availability reserves.

On September 26, 2018, the Company entered into a commitment letter with Bank of America, pursuant to which, and subject to the terms and conditions set forth therein, Bank of America committed to provide to the Company certain five-year asset-based senior secured facilities consisting of an ABL with an aggregate commitment of $52 million and a FILO Term Loan with an aggregate principal amount of $24 million. The interest rates are expected to be, at the Company’s option, adjusted LIBOR or base rate plus an applicable margin based on excess availability. Such applicable margins for the base rate loans expect to range between 0.50% and 1.00% per annum in the case of the ABL and between 2.25% and 2.75% per annum in the case of the FILO Term Loan. Such applicable margins for the LIBOR loans expect to range between 1.5% to 2.0% in the case of the ABL and between 3.25% to 3.75% in the case of the FILO Term Loan. The funding of the senior secured facilities under the commitment letter is contingent upon the satisfaction of customary conditions, including, but not limited to, the parties’ entering into definitive documentation, absence of material adverse events or conditions with respect to the Company and the receipt of payoff letters in respect of the Company’s existing credit agreements governing its outstanding indebtedness. It is anticipated that the Company will use the net proceeds of the senior secured facilities to repay outstanding indebtedness under its existing term loan and revolving credit facility.  The Company is currently in discussions with Bank of America regarding amendments to the commitment letter, including an extension of the expiration date.

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

As of November 3, 2018, we had $21.7 million in borrowings and $7.3 million in letters of credit outstanding under the Credit Facility with $13.5 million of availability. As of October 28, 2017, we had $8.2 million of borrowings and $7.3 million in letters of credit with $12.5 million of availability. For the first nine months of fiscal 2018 our borrowings had a weighted interest rate of 4.11% per annum, our average level of borrowing was $17.3 million and our maximum borrowing at any time was $27.4 million.  For the first nine months of fiscal 2017 our borrowings had a weighted interest rate of 3.51% per annum our average level of direct borrowings was $8.7 million and our maximum borrowings at any time were $15.7 million.

As of November 3, 2018, and October 28, 2017, there was $3.7 million and $7.1 million, respectively, outstanding under a five-year equipment financing arrangement with our Credit Facility lender. The equipment note bears annual interest at 3.38%, with payments of $0.3 million (including interest) due monthly through December 2019. The equipment note is collateralized by substantially all of the material handling equipment at our distribution facility in Florence, New Jersey.

On June 6, 2017 we received $3.4 million in proceeds from a three-year financing arrangement in the form of a sale and leaseback for certain furniture, fixtures and software.  Monthly payments under the leaseback arrangement are $0.1 million for the first 24 months and $48,000 for months 25 to 36.  At the end of the leaseback term, we have the option to extend the financing for an additional year or repurchase the property for a price to be agreed upon. All proceeds from the transaction were used to prepay a portion of our Term Loan.  As of November 3, 2018, there was $1.7 million of principal outstanding under the arrangement.

In connection with the relocation of our corporate headquarters and our distribution operations from Philadelphia, Pennsylvania to southern New Jersey, the Board of the NJEDA approved us for an incentive package of up to $4.0 million in annual benefits under Grow NJ in the form of transferrable income tax credits over a ten-year period from the State of New Jersey. The annual benefit amount available to us is based on an average of eligible jobs within the state and is expected to significantly exceed our annual income tax liability to New Jersey. In order to maximize the realizable value of our incentive package we have an agreement with a third party to sell 75% or more of the annual income tax credits awarded to us. For fiscal 2017 we qualified for $3.1 million in tax credits for which we expect to realize $2.8 million in cash proceeds during the fourth quarter of fiscal 2018.  In April 2017 we received $3.3 million in proceeds, net of costs, from the sale of the tax credits we earned in fiscal 2016. For fiscal 2018 our average eligible jobs are expected to be lower than in fiscal 2017 and we project that we will receive approximately $3.0 million of transferrable tax credits with a pretax realizable value of approximately $2.6 million, subject to our compliance with the requirements under our Grow NJ award. Cost reductions from lower headcount are expected to more than offset any decline in the amount realized from our incentive package.

Based on our current operating plan, our management believes that our current cash and working capital positions, expected operating cash flows and available borrowing capacity, will be sufficient to fund our cash requirements for working capital and capital expenditures for at least the next 12 months. We have based this belief on assumptions that we believe are reasonable but may not be realized due to a variety of factors including lower than anticipated net sales or gross margins, increased expenses, continued or declining levels of economic or retail industry conditions, or other events, including those factors discussed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended February 3, 2018. As a result, we could use our available capital resources sooner than we currently expect. Furthermore, our operating plan may change, and we may need additional funds sooner than planned. If we are unable to obtain required funds from the aforementioned sources or to complete the financing transaction for our new senior secured facility contemplated by the commitment letter with Bank of America, we will likely need to seek other sources of financing which may not be on favorable terms. as well as defer, reduce or eliminate planned expenditures, which would likely impair our growth prospects and could otherwise negatively impact our business.

Contractual Obligations

There have been no material changes since February 3, 2018, outside of the ordinary course of business, to contractual obligations specified in the table of contractual obligations and commercial commitments in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended February 3, 2018.

Off-Balance Sheet Financing Arrangements

We do not have any material off-balance sheet financing arrangements.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. These generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our consolidated financial statements and the reported amounts of net sales and expenses during the reporting period. Our critical accounting policies are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended February 3, 2018. In conjunction with the adoption of ASU No. 2014-09, Revenue from Contracts with Customers on February 3, 2018 we began including the asset for recovery component of our sales return reserve in Prepaid expenses and other current assets on our consolidated balance sheets.   Prior to the adoption of this ASU this asset had been recorded as a component of Inventory.  As of November 3, 2018, there were no other material changes in, or additions to, our critical accounting policies or in the assumptions or estimates we used to prepare the financial information appearing in this report.

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

Management adopted this guidance on February 3, 2018 using the modified retrospective approach.  This ASU required that sales return reserves be presented on a gross basis as a refund liability and an asset for recovery and that the asset be reported separate from inventory on our consolidated balance sheet.  Prior to the adoption of this ASU we had recorded our sales return reserve on a gross basis with the asset for recovery recorded as a component of inventory. The impact of adoption on our consolidated balance sheet as of November 3, 2018 is as follows:

			Excluding ASU
(in thousands)	As Reported	ASU 2014-09 Effect	2014-09 Effect

Inventories	$79,054	$(1,070)	$77,984
Prepaid expenses and other current assets	10,270	1,070	11,340

There was no impact from adoption on our consolidated statements of operations or consolidated statements of cash flow.

Not Yet Adopted

In February 2016 the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU No. 2016-02 affects any entity that enters into a lease (as that term is defined in the ASU) and its guidance supersedes Topic 840, Leases. As it substantively relates to us, ASU No. 2016-02 requires lessees to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position. For finance leases, lessees are required to recognize interest on the lease liability separately from amortization of the right-of-use asset in the statement of comprehensive income and to classify repayments of the principal portion of the lease liability within financing activities and payments of interest on the lease liability and variable lease payments within operating activities in the statement of cash flows. For operating leases, lessees are required to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis, and to classify all cash payments within operating activities in the statement of cash flows. In transition, lessees are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. ASU No. 2016-02 is effective for financial statements issued for annual reporting periods beginning after December 15, 2018 and interim periods within those years. Earlier application is permitted. The Company has implemented its leasing software solution and is in the process of validating output.  We are also currently evaluating the provisions of this standard including the finalization of the use of practical expedients and assessing our existing lease portfolio in order to determine the impact on our accounting systems, processes and internal controls over financial reporting. While the Company is still evaluating this standard, given the significant number of leases the Company is party to, the Company expects this standard will have a material impact on the Company's consolidated financial statements. The standard will have no impact on our debt-covenant compliance under our current agreements.

In August 2018, the FASB issued ASU 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. ASU 2018-15 requires implementation costs incurred by customers in cloud computing arrangements to be deferred over the non-cancellable term of the cloud computing arrangements plus any optional renewal periods (1) that are reasonably certain to be exercised by the customer or (2) for which exercise of the renewal option is controlled by the cloud service provider. The effective date of this pronouncement is for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, and early adoption is permitted. The standard can be adopted either using the prospective or retrospective transition approach. The Company is currently evaluating the impact of this pronouncement on the Company's consolidated financial statements and disclosures.

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

As of November 3, 2018, we had cash and cash equivalents of $1.2 million. Our cash equivalents consist of investments in money market funds that bear interest at variable rates. A change in market interest rates earned on our investments impacts the interest income and cash flows but does not materially impact the fair market value of the financial instruments. Due to the low balance, average maturity and conservative nature of our investment portfolio, we believe a sudden change in interest rates would not have a material effect on the value of our investment portfolio. The impact on our future interest income resulting from changes in investment yields will depend largely on the gross amount of our investment portfolio at that time. However, based upon the conservative nature of our investment portfolio and current experience, we do not believe a decrease in investment yields would have a material negative effect on our interest income.

As of November 3, 2018, our indebtedness consisted of the $24.4 million outstanding under our Term Loan, the $3.7 million and $1.7 million principal balances of our equipment notes, and $21.7 million outstanding under the Credit Facility. All of our indebtedness is denominated in United States dollars. The fair value of our indebtedness is referred to as the “debt value.” The equipment notes bear interest at a weighted fixed rate of 6.3%. Although a change in market interest rates would not affect the interest incurred or cash flow related to this fixed rate portion of our indebtedness, the debt value would be affected.

The Term Loan carries a variable interest rate that is tied to market indices with a minimum annual rate of 9.0%. The sensitivity analysis as it relates to this portion of our debt portfolio assumes an instantaneous 100 basis point move in interest rates above and below the minimum threshold, with all other variables held constant. The debt value of the Term Loan is approximately $24.4 million. A 100-basis point increase in market interest rates above the minimum threshold would result in additional annual interest expense on the Term Loan of approximately $0.2 million. A 100-basis point decline in market interest rates below the minimum threshold would have no effect on our annual interest expense on the Term Loan.

Our Credit Facility has variable interest rates that are tied to market indices. As of November 3, 2018, we had $21.7 million of direct borrowings and $7.3 million of letters of credit outstanding under our Credit Facility. As of November 3, 2018, borrowings under the Credit Facility would have resulted in interest at a rate between 3.81% and 5.75% per annum. Interest on any future borrowings under the Credit Facility would, to the extent of outstanding borrowings, be affected by changes in market interest rates. A change in market interest rates on the variable rate portion of our indebtedness would impact the interest expense incurred and cash flows.

The sensitivity analysis as it relates to the fixed rate portion of our indebtedness assumes an instantaneous 100 basis point move in interest rates from their levels as of November 3, 2018, with all other variables held constant. A 100-basis point increase in market interest rates would result in a decrease in the value of the debt by approximately $23,000 as of November 3, 2018. A 100-basis point decline in market interest rates would cause the debt value to increase by approximately $23,000 as of November 3, 2018.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to our management on a timely basis to allow decisions regarding required disclosure. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of November 3, 2018. Based on this evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that as of November 3, 2018 these controls and procedures were effective.

Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the fiscal quarter ended November 3, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended February 3, 2018. The risks described in our Annual report on Form 10-K are not the only risks that we face. Additional risks not presently known to us or that we do not currently consider significant may also have an adverse effect on us. If any of the risks actually occur, our business, results of operations, cash flows or financial condition could be adversely impacted.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by us during the three-month period August 5, 2018 to November 3, 2018 of our Common Stock that is registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2)

August 5 to September 1, 2018	—	$-	—	—
September 2 to October 6, 2018	334	4.31	—	—
October 7 to November 3, 2018	25,380	4.29	—	—
Total	25,714	$4.29	—	—
(1)

Represents shares of Common Stock reacquired by us from certain employees to satisfy income tax withholding obligations for such employees in connection with restricted stock awards that vested during the period.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit No.		Description

3.1		Restated Certificate of Incorporation of the Company (Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008, filed on December 15, 2008).

3.2		Bylaws of the Company, effective December 22, 2016 (Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2018, filed on April 19, 2018).

10.1

Executive Employment Agreement, dated November 1, 2018, between the Company and Marla A. Ryan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 1, 2018).

10.2

Time-Based Restricted Stock Unit Award Agreement, dated November 1, 2018, between the Company and Marla A. Ryan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 1, 2018).

10.3

Performance Based Restricted Stock Unit Award Agreement, dated November 1, 2018, between the Company and  Marla A. Ryan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated November 1, 2018).

10.4

Non-Qualified Stock Option Agreement, dated November 1, 2018, between the Company and Marla A. Ryan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated November 1, 2018)

10.5

Commitment Letter, dated September 26, 2018, between the Company and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 28, 2018).

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

Destination Maternity Corporation

Date: December 11, 2018	By:	/s/ MARLA A. RYAN
Marla A. Ryan
Chief Executive Officer

Date: December 11, 2018	By:	/s/ RODNEY SCHRIVER
Rodney Schriver
Senior Vice President & Chief Accounting Officer