Form 10-K
period 2019-02-02
Destination Maternity Corp
filed 2019-04-16
CIK 896985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 2, 2019

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed using $4.39, the price at which the common equity was last sold as of August 4, 2018 (the last trading day of the Registrant’s most recently completed second fiscal quarter), was approximately $55,000,000.

On April 5, 2019 there were 14,340,497 shares of the Registrant’s common stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with our next Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

PART I

We define our fiscal year as the 52- or 53-week period ending on the Saturday closest to January 31.  This annual report is for the 52-week fiscal year ended February 2, 2019 (fiscal 2018).  The fiscal year ended February 3, 2018 (fiscal 2017) consisted of 53 weeks and the fiscal year ended January 28, 2017 (fiscal 2016) consisted of 52 weeks.  In December 2014 we announced a change of our fiscal year end from September 30 to the Saturday closest to January 31.  We had a transition period from October 1, 2014 through January 31, 2015 and filed a Transition Report on Form 10-Q for such transition period.  References in this Form 10-K to our fiscal years prior to fiscal 2015 refer to the fiscal years ended on September 30 in those years.

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

Overview

We are the leading designer and omni-channel retailer of maternity apparel in the United States, with the only nationwide chain of maternity apparel specialty stores, as well as a deep and expansive assortment available through multiple online distribution points, including our three brand-specific websites. As of February 2, 2019, we operate 1,012 retail locations, including 458 stores in the United States, Canada and Puerto Rico, and 554 leased departments located within department stores and baby specialty stores throughout the United States and in Puerto Rico. We also sell our merchandise on the Internet, primarily through our Motherhood.com, APeaInThePod.com and DestinationMaternity.com websites. We also sell our merchandise through our Canadian website, MotherhoodCanada.ca, through Amazon.com in the United States, and through websites of certain of our retail partners, including Macys.com.  Our 458 stores operate under three retail nameplates: Motherhood Maternity®, A Pea in the Pod® and Destination Maternity®. We also operate 554 leased departments within leading retailers such as Macy’s®, buybuy BABY® and Boscov’s®. Generally, we are the exclusive maternity apparel provider in our leased department locations.

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

In fiscal 2018 we opened two stores and closed 31 stores, primarily consisting of closings of underperforming stores. In recent years we have evaluated our retail store base to identify and, in many cases, close underperforming stores where we can do so without disproportionate exit cost.

Currently, we operate 26 stores and five leased departments in Canada, including 17 Motherhood stores, four Destination Maternity combo stores and five Outlet stores, and a Motherhood website under a Canadian URL (MotherhoodCanada.ca). In addition, we have international store and product supply relationships in the Middle East, South Korea, Mexico and Israel. As of February 2, 2019, we have 184 international franchised locations, comprised of 9 stand-alone stores and 175 shop-in-shop locations, in which we have a Company-branded department operated by our franchise partners within other retail stores.

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

Our Competitive Strengths

We are the leader in maternity apparel.     We are the leading designer and omni-channel retailer of maternity apparel in the United States, with the only nationwide chain of maternity apparel specialty stores, as well as a deep and expansive assortment available through multiple online distribution points, including our three brand-specific websites. We believe that our brands are the most recognized in maternity apparel. We have established a broad and diverse distribution network, with stores and leased departments in a wide range of geographic areas and retailing venues (both within and outside of the United States), as well as e-commerce sales through our own brand-specific web-sites, and third party e-commerce sites including Macys.com and Amazon.com. In addition, we have a leading position across all major price points of maternity apparel through our retail store nameplates and our brands. Our exclusive focus on maternity apparel and our leadership position enable us to gain a comprehensive understanding of the needs of our maternity customers and keep abreast of fashion and product developments that meet her style.

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

We are able to enhance our leadership position by distributing our products through multiple distribution points, including online as well as through our leased department relationships.  In addition to our 458 stores, we distribute our product online through our e-commerce websites (Motherhood.com, APeaInThePod.com, DestinationMaternity.com and MotherhoodCanada.ca) and third party websites (such as Amazon.com and Macys.com), as well as through our 554 leased departments located within department stores and baby specialty stores throughout the United States and in Puerto Rico, namely Macy’s, buybuy BABY and Boscov’s. Generally, we are the exclusive maternity apparel provider in our leased department locations. We believe that we have an opportunity to increase the sales and profit we generate from our current online distribution points and leased department relationships by growing and improving our performance in these channels.  In addition, we believe we have the opportunity to increase our sales and profit further through the select addition of new digital and brick and mortar distribution points with new retail partners.

We have an experienced management team.     We have an executive management team with significant experience in all aspects of the retail and apparel business, including our Chief Executive Officer (“CEO”) Marla A. Ryan, who has over 25 years of experience in branded apparel and specialty retail and our Chief Operating Officer (“COO”) and Chief Financial Officer (“CFO”), Dave J. Helkey who has over 20 years of senior financial management and operations experience, most recently as the COO and CFO of an omni-channel specialty retailer.  Our executive management team is complemented by experienced specialty retail executives across all disciplines of our Company.

Our Brands

We believe that our brands are the most recognized brands in the maternity apparel business. We sell our merchandise under the following two distinct brands:

Brand	Brand Positioning	Typical Apparel Price Range
Motherhood Maternity	Expansive on-trend fashion assortment ranging from wardrobe essentials to special occasion; offering quality merchandise at affordable value prices	$10 - $100
A Pea in the Pod	Contemporary, fashion-forward assortment including a curated selection of exclusive designer labels at better and premium prices	$20 - $300

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

Retail Nameplates

We sell maternity apparel through our stores, and our leased department and licensed brand relationships, identified in the table below.

Store Nameplate	Description of Target Location	Brand(s) Carried	Typical Apparel Price Range	Average Size (Sq. Ft.)
Stores:

Motherhood Maternity	Mid-priced and moderate regional malls, strip and power centers, and central business districts	Motherhood	$10 - $100	1,800
A Pea in the Pod	Mid-priced and high-end regional malls, lifestyle centers, central business districts and some stand-alone stores in affluent street locations	Pea (including, in some cases, Pea Collection)	$20 - $300	2,000
Destination Maternity	Combo stores located in mid-priced regional malls and lifestyle centers	Motherhood; Pea (including, in some cases, Pea Collection)	$10 - $300	Combo stores 2,900
	Superstores located primarily in outdoor and power centers and central business districts			Superstores 5,600
Leased Departments:

Macy’s	Mid-priced regional malls	Motherhood; Pea (including, in some cases, Pea Collection)	$10 - $300	—
buybuy BABY	Big box power centers	Motherhood; Pea	$10 - $200	—
Boscov’s	Mid-priced and moderate regional malls	Motherhood	$10 - $100	—

The following table sets forth our store count by nameplate as of February 2, 2019.

Store Nameplate	Number of Stores
Motherhood Maternity	362
A Pea in the Pod	26
Destination Maternity:
Combo stores	38
Superstores	32
Total Destination Maternity stores	70
Total stores (1)	458

(1)	Excludes leased departments and international franchised locations.

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

Motherhood Maternity Stores.     Motherhood Maternity is our largest chain with 362 stores, including 22 stores in Canada as of February 2, 2019. Our Motherhood Maternity brand serves the moderate priced portion of the maternity apparel business, which has the greatest number of customers. The Motherhood brand is positioned with an expansive on-trend fashion assortment ranging from wardrobe essentials to special occasion, offering quality merchandise at affordable value. Motherhood stores average approximately 1,800 square feet and are located primarily in mid-priced and moderate regional malls, strip and power centers, and central business districts. Motherhood stores include 93 outlet locations that carry Motherhood-branded merchandise as well as some closeout merchandise. In fiscal 2018 we opened two new Motherhood stores including outlets and closed 25 Motherhood stores including outlets.

A Pea in the Pod Stores.     As of February 2, 2019, we had 26 A Pea in the Pod stores. Our A Pea in the Pod brand is a contemporary, fashion-forward assortment including a curated selection of exclusive designer labels at better and premium pricing, offering customers fashionable maternity pieces. A Pea in the Pod stores average approximately 2,000 square feet and are located in mid-priced and high-end regional malls, lifestyle centers and central business districts while others are located in upscale venues, including Beverly Hills, Water Tower Place (Chicago), South Coast Plaza (Orange County, California) and Newbury Street (Boston). In fiscal 2018 we did not open any Pea stores and closed one Pea store.

Destination Maternity Stores.     As of February 2, 2019, we had 70 Destination Maternity nameplate stores averaging approximately 4,100 square feet, including 38 Destination Maternity combo stores and 32 Destination Maternity superstores. Our Destination Maternity stores carry both of our primary brands (Motherhood and Pea). Our Destination Maternity combo stores are larger (average of approximately 2,900 square feet) than our single-brand stores. Our Destination Maternity superstores carry both of our primary brands, plus an expanded line of maternity-related accessories, nursing products, health and fitness products, books, and body and nutritional products. Destination Maternity superstores average approximately 5,600 square feet for the 32 stores open as of February 2, 2019. In fiscal 2018 we did not open any Destination Maternity stores and closed five Destination Maternity stores.

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

The following table sets forth our leased department count by retail partner as of February 2, 2019.

Retail Partner	Number of Leased Departments
Macy’s	390
buybuy BABY	117
Boscov’s	47
Total leased departments (1)	554

(1)	Excludes international franchised locations.

International.      Currently, we operate 26 stores and five leased departments in Canada, including 17 Motherhood stores, four Destination Maternity combo stores and five Outlet stores, and a Motherhood website under a Canadian URL MotherhoodCanada.ca.

We have a franchise agreement with Multi Trend, a member of the Al-Homaizi Group, covering six key markets in the Middle East. As of February 2, 2019, our Motherhood and Pea merchandise is offered in 9 franchise stores operating in the Middle East.

We have a franchise agreement with Agabang & Company to sell our brands in South Korea. Our Motherhood and Pea merchandise is available for sale in maternity shop-in-shops operated by Agabang in its Agabang Gallery and Nextmom stores (which carry infant and children’s apparel and non-apparel merchandise, as well as maternity apparel). As of February 3, 2019, our Motherhood and Pea merchandise is offered in 34 shop-in-shops in South Korea.

We have a franchise agreement with El Puerto de Liverpool, S.A.B. de C.V., the largest department store company in Mexico. Our Motherhood merchandise is available for sale primarily in maternity shop-in-shops located in Liverpool’s department stores (which carry a wide range of products, including infant and children’s apparel and non-apparel merchandise, as well as maternity apparel) throughout Mexico. As of February 2, 2019, our Motherhood and Pea merchandise is offered in 102 shop-in-shops in Mexico.

We have a franchise agreement with H&O Fashion Ltd., one of Israel's largest and dominant fashion-retail chains. Our Motherhood merchandise is offered through shop-in-shops in select H&O stores. As of February 02, 2019, our Motherhood merchandise is offered in 39 shop-in-shops in Israel.

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

Internet Operations

We sell our merchandise on the Internet primarily through our brand-specific websites, Motherhood.com and APeaInThePod.com, as well as through our DestinationMaternity.com website. We also sell our merchandise through our Canadian website, MotherhoodCanada.ca, as well as through Amazon.com and Macys.com in the United States. We believe that many pregnant women, particularly millennials, use the Internet to find maternity-related information and to purchase maternity clothes. Our websites are therefore important tools for educating existing and potential customers about our brands and driving traffic to our stores. Our marketing and technology capabilities and the replenishment capabilities of our distribution facilities and stores enable us to incorporate website design, operations and fulfillment into our existing operations. We believe that our Internet operations (both through our existing e-commerce distribution points and, perhaps, new e-commerce distribution points) represent a continued growth opportunity for us to increase sales and profit in all channels.

Marketing Partnerships

We believe our customers, particularly first-time mothers, are entering a new life stage that drives widespread changes in purchasing needs and behavior, thus making our maternity customer and her family a highly-valued demographic for a range of consumer products and services companies. We have been able to leverage the relationship we have with our customers to earn incremental revenues from our marketing partners. We expect to continue to expand and leverage the relationship we have with our customers and earn incremental revenues through a variety of marketing partnership programs utilizing our extensive opt-in customer database and various in-store, online and offline marketing initiatives, which help introduce our customers to various baby, family and women-related products and services offered by leading third party consumer products and service companies.

Operations

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

Merchandising Operations Teams.     Our merchandising operations teams are organized on a brand-specific basis with responsibility for purchase order management, promotional changes, merchandise markdowns and inventory repositioning.  Merchandise operations reports to our Vice President of Inventory Management.

Merchandising, Design and Inventory Planning and Allocation

Merchandising.     Our product styling decisions are based on current fashion trends, as well as input from our designers and outside vendors as we seek to create fashionable product that flatters and comfortably fits the pregnant woman’s body, allowing her to maintain her pre-pregnancy sense of style. We strive to maintain an appropriate balance between introducing new and proven styles, as well as between basic essential wardrobe pieces and fashion items. Each brand has its own team of merchants and designers. The merchandising teams reporting to the Chief Merchandising Officer and the design teams reporting to our Senior Vice President of Design.

Design.    The design of our product range begins with a review of global macro-trends which includes innovation in raw materials such as fabrics and trims as well as general innovations in the regular apparel and intimate apparel sectors.  The design team visits seasonal trend forecasting services and shops the global retail markets for inspiration and styling ideas.  Design also collaborates with our vendor/factory partners to explore the best options to maximize margin and value.

Planning and Allocation.     Our inventory planning and allocation department is responsible for planning future inventory purchases and pricing, as well as targeting overall inventory levels and turnover. We establish target inventories for storefronts within each channel with the goals of optimizing our merchandise assortment and turnover, maintaining adequate depth of merchandise by style and managing closeout and end-of-season merchandise consolidation. Our planning and allocation team continually monitors and responds to consumer demand through utilization of available tools. Our capabilities to perform these tasks were significantly enhanced with the implementation of our new cloud-based allocation tool and related processes in fiscal 2016. The planning and allocation department reports to our Vice President of Inventory Management.

Production and Distribution

Our direct supply chain manufactures over 90% of our apparel, predominantly outside of the United States. In fiscal 2018 we continued to focus on the supply chain reducing the number of factories and balance our global footprint, to improve costs, streamline operations, ensure quality and improve speed to market. We maintain the flexibility to add new contractors, if necessary, to fulfill our sourcing needs. No individual vendor/factory represents a material portion of our production. A majority of our merchandise is purchased “full package” as finished product made to our specifications, typically utilizing our designs. Substantially all the merchandise produced outside of the United States is paid for in US dollars.

Our production personnel work with our supply chain to ensure, compliance with our design specifications and timely delivery of finished goods from concept through to finished product. We use a third party consulting firm to help monitor working conditions at our contractors’ facilities on a global basis ensuring social compliance standards are followed.

Finished garments from manufacturers and vendors are received at our distribution center in Florence, New Jersey. Garments are inspected and then channeled into our automated storage and retrieval devices, as well as traditional bulk storage. The Florence distribution facility utilizes a fully-integrated equipment and software system capable of servicing all business channels. This integrated system allows for optimum inventory utilization, rapid replenishment and extremely accurate fulfillment of all orders. Retail location replenishment decisions are made based upon target inventories established by our planning and allocation department and individual retail location sales data. Freight is routed through small parcel carriers using their various shipping options, which improves cost effectiveness and speed to market.

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

Although our current systems, including our in-house developed ERP and point of sale systems, are serviceable and adequate to meet our business needs, we continue to move forward with plans for modernization of our technology portfolio. In fiscal 2016 we completed the implementation of a best-in-class tool for inventory allocation. In addition, we have implemented a market leading payment processing solution which greatly improves the security of cardholder data and enables EMV-compliant payment processing in our stores. We also did substantial work in implementing our new web platform and re-launching each of our e-commerce sites, which went live in the first quarter of fiscal 2017.

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

Advertising and Marketing

Our advertising and marketing program serve to strengthen the power of our brands, to drive traffic to our stores, to increase customer loyalty and word-of-mouth referrals, and to support our e-commerce platforms. The key objectives of our marketing strategy are helping every new customer discover our brands and recognize us as the authority in maternity fashion; motivating her to purchase; reaffirming that her decision to shop with us was the right one; and creating a memorable experience that she will share.

We understand that our customers have a limited window of need, so we target our messaging through a robust customer relationship management (CRM) program that utilizes focused email messaging. In addition, we advertise on her favorite websites and provide social media content to ensure that our messaging reaches and engages her. On our own e-commerce sites, we have additional marketing opportunities through exclusive sales and on-site features that help our customer discover the right fashion to fit her style based on her pregnancy stage.

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

Employees

As of February 2, 2019, we had approximately 1,100 full-time and 2,300 part-time employees. None of our employees are covered by a collective bargaining agreement. We consider our employee relations to be good.

Executive Officers of the Company

The following table sets forth the name, age and position of each of our executive officers:

Name	Age	Position
Marla A. Ryan	51	Chief Executive Officer
Dave J. Helkey	46	Chief Operating Officer & Chief Financial Officer
Rodney Schriver	62	Senior Vice President & Chief Accounting Officer

Marla A. Ryan was appointed Chief Executive Officer on May 30, 2018.  Ms. Ryan brings more than 25 years of experience in branded apparel and retail, as well as extensive experience consulting to Fortune 500 companies. Ms. Ryan is also the founder and Chief Executive Officer of Lola Advisors LLC, a business consultancy working in the apparel, beauty and wellness sectors. Prior to founding Lola Advisors LLC, Ms. Ryan was employed by Lands’ End from 2009 through 2017, most recently serving as Senior Vice President of Retail. In this role, Ms. Ryan managed the Retail business unit, including Lands’ End shops at Sears, retail and outlet stores, and served as a member of the Executive Leadership Team. From 2009 to 2012, Ms. Ryan held various senior positions at Lands’ End, including Senior Vice President of Global Omni-Merchandising and Vice President of Retail. From 2002 to 2009, Ms. Ryan served in various senior positions at J. Crew, Inc., including Vice President of Crewcuts, J. Crew’s children’s apparel division. Prior to that, she served in various merchandising and management roles at Brooks Brothers, American Eagle, Abercrombie & Fitch and The Gap, Inc.

Dave J. Helkey was appointed Chief Operating Officer and Chief Financial Officer on January 9, 2019. Mr. Helkey brings more than 20 years of financial and operating expertise to the role, most recently serving as the Chief Financial Officer and Chief Operating Officer of Things Remembered, a privately held omni-channel retail company with 440 stores in the U.S. and Canada. At Things Remembered, he oversaw the finance, real estate, business innovation and fulfillment center/warehouse departments, amongst others.  Previously, he was the Chief Financial Officer of two health care companies and worked in the finance department of Limited Brands. Mr. Helkey started his career at E&Y as staff/senior accountant in audit. He holds a BSBA degree from The Ohio State University and is a Certified Public Accountant.

Rodney Shriver was appointed to Senior Vice President & Chief Accounting Officer on April 1, 2018. Prior to joining the Company in December 2017, Mr. Schriver served as Vice President and Corporate Controller at Pep Boys – Manny, Moe & Jack from 2015 to 2016. Prior to joining Pep Boys, Mr. Schriver held roles at A. C. Moore Arts and Crafts Inc. from 2005 to 2015, including Executive Vice President and Chief Financial Officer. From 1999 to 2004, Mr. Schriver held various roles at Charming Shoppes, Inc., including Vice President of Finance. Mr. Schriver has a Master of Business Administration from Rider University and has earned a CPA designation.

Our executive officers are appointed by our Board of Directors and serve at the discretion of the Board of Directors. There are no family relationships among any of our executive officers.

Intellectual Property

We own trademark and service mark rights that we believe are sufficient to conduct our business as currently operated. We own several trademarks, including Destination Maternity Corporation®, A Pea in the Pod®, A Pea in the Pod Collection®, Motherhood®, Motherhood Maternity®, Destination Maternity®, Motherhood Maternity Outlet® and Secret Fit Belly®.

Seasonality

Our business, like that of many other retailers, is seasonal. Our quarterly net sales were historically highest in the peak Spring selling season. Under our 4-5-4 retail fiscal calendar ending on the Saturday nearest January 31 of each year, the peak Spring selling season generally occurs during our first and second fiscal quarters. Given the historically higher sales level in that timeframe and the relatively fixed nature of most of our operating expenses, we have typically generated a very significant percentage of our full year operating income and net income during the calendar months of March through May. Results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. Quarterly results may fluctuate materially depending upon, among other things, increases or decreases in comparable sales, the timing of new store openings and closings, new leased department openings and closings, net sales and profitability contributed by new stores and leased departments, the timing of the fulfillment of purchase orders under our product and license arrangements, adverse weather conditions, shifts in the timing of certain holidays and promotions, changes in inventory and production levels and the timing of deliveries of inventory, and changes in our merchandise mix.

Securities and Exchange Commission Filings

Our Securities and Exchange Commission (“SEC”) filings, including all exhibits filed therewith, are available and may be accessed free of charge on our website, investor.destinationmaternity.com, and at www.sec.gov. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are posted on our website as soon as practicable after we file or furnish such materials to the SEC. Also available through the Investors section of our website are reports filed by our directors and executive officers on Forms 3, 4 and 5, and amendments to those reports. Our website and included or linked information on the website are not incorporated into this Annual Report on Form 10-K. From time to time, we use our website as an additional means of disclosing public information to investors, the media and others interested in us.

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

The worldwide apparel industry is heavily influenced by general economic cycles. Apparel retailing is a cyclical industry that is heavily dependent upon the overall level of consumer spending. Purchases of specialty apparel and related goods tend to be highly correlated with business cycles. As a result, any substantial deterioration in general economic conditions could materially and adversely affect our net sales and results of operations. Downturns, or the expectation of a downturn, in general economic conditions could materially and adversely affect consumer spending patterns, our sales and our results of operations.

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

Our sales, comparable sales and quarterly results of operations have fluctuated in the past and can be expected to continue to fluctuate in the future and are affected by a variety of factors, including:

•	customer traffic and conversion in our retail locations and e-commerce web-sites;
•	the timing of the fulfillment of purchase orders under our wholesale arrangements;
•	any disruption to our operations that may arise in connection with the implementation of system enhancements;
•	the extent of cannibalization of sales volume of some of our existing retail locations by new retail locations in the same geographic markets or by our e-commerce websites;
•	changes in our merchandise mix;
•	any repositioning of our brands;
•	general economic conditions and, in particular, the retail sales environment;
•	calendar shifts, including shifts of holiday or seasonal periods, occurring in a given calendar period;
•	changes in pregnancy and birth rates;
•	actions of competitors;
•	the level of success and/or actions of anchor tenants where we have stores, leased department or wholesale relationships;
•	the impact, timing and success of our efforts to expand our product category offerings through various channels of business;
•	the opening of new stores, the closing of existing stores, and the success of our leased department and wholesale relationships;
•	the timing of new store openings, and leased department and international franchised business openings;
•	fashion trends; and
•	weather conditions and seasonality.

If, at any time, our sales, comparable sales or quarterly results of operations decline or do not meet the expectations of investors, the price of our common stock could decline substantially.

Our business depends on sustained demand for maternity clothing and is sensitive to birth rates, women’s fashion trends, economic conditions and consumer spending.

Our business depends upon sustained demand for maternity clothing. Our future performance will be subject to a number of factors beyond our control, including demographic changes, fashion trends, economic conditions, consumer spending and general health concerns that may impact the number of pregnant women. If demand for maternity clothing were to decline for any reason, such as a decrease in the number of pregnancies, our operating results could be materially and adversely affected. For example, according to the United States Census Bureau and United States Centers for Disease Control and Prevention, births declined a total of approximately 9.2% from calendar 2008 to calendar 2017. Although recent statistics suggest that this trend has slowed or reversed, if this trend had continued it could negatively affect our business and results of operations. Additionally, our operating results could be materially and adversely affected if certain non-maternity women’s apparel fashions have a more pregnancy-friendly fit. For example, at times, when fashion trends favored, we have been negatively impacted by the popularity of many looser-fitting fashion trends in the non-maternity women’s apparel market, such as maxi dresses, baby doll dresses, active bottoms with elastic waists, other soft knit elastic-waist bottoms and shorts, and oversized peasant-style woven tops, all of which can more readily fit a pregnant woman than typical non-maternity fashions, and could thus be purchased in numerous non-maternity retail stores. Downturns, or the expectation of a downturn, in general economic conditions could materially and adversely affect consumer spending patterns, our business, financial condition and results of operations. In addition, the specialty apparel retail business historically has been subject to cyclical variations. Consumer purchases of specialty apparel products, including maternity wear, may decline during recessionary periods and at other times when disposable income is lower. Declines in consumer spending patterns may have a more negative effect on apparel retailers than some other retailers. Therefore, we may not be able to maintain our historical sales and earnings, or remain as profitable, if there is a decline in consumer spending patterns. A prolonged economic downturn could have a material adverse impact on our business and results of operations.

Our business depends on effective marketing and high customer traffic.

We have many initiatives in our marketing programs particularly with regard to our e-commerce websites, and our social media presence. If our competitors increase their spending on marketing, if our marketing expenses increase, if our marketing becomes less effective than that of our competitors, if search engine algorithms change to our detriment, or if we do not adequately leverage technology and data analytics capabilities needed to generate concise competitive insight, we could experience a material adverse effect on our results of operations. A failure to sufficiently innovate or maintain adequate, effective and efficient marketing strategies could inhibit our ability to maintain brand relevance and drive increased sales.  In addition, U.S. and foreign laws and regulations that make it more difficult or costly to digitally market may impact our ability to maintain brand relevance and drive increased sales.

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

The expansion of our e-commerce business is one of our key strategic initiatives, as is furthering the connectivity between our

e-commerce and brick-and-mortar stores (including, without limitation, through our fulfill from store and buy-online-pickup-in-store initiatives).  The successful operation of our e-commerce business depends on our ability to maintain the efficient and uninterrupted operation of our online order-taking and our fulfillment operations, and on our ability to provide a shopping experience that will generate orders and return visits to our sites and stores, including by updating our e-commerce platform to stay abreast of changing consumer shopping habits such as the significantly increased use of mobile devices to shop online.  Risks associated with our e-commerce business include:

•

risks associated with the failure of the computer systems that operate our website including, among others, inadequate system capacity, security breaches, computer viruses, human error, changes in programming, system upgrades or migration of these services to new systems;

•	risks associated with any failure of development processes and procedures to properly handle e-commerce-initiated transactions in our brick-and-mortar stores;
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

•	our ability to successfully maintain our current, leased department relationships, and to operate such leased department relationships on a profitable basis;
•	the success and profitability of our wholesale channels, including our ability to successfully establish new, and to maintain our current, wholesale relationships; and
•	the success and profitability of our efforts to expand our product category offerings.

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

The success and profitability of our e-commerce business depends on many factors, including, those identified previously above as well as, our ability to:

•	drive traffic to our retail websites through our, digital marketing and search engine optimization initiatives, and convert such traffic to sales efficiently and effectively;
•	changes in federal or state regulation that may impose restrictions on e-commerce or make e-commerce costlier, including privacy or other consumer protection laws;
•	breaches of Internet security; and
•	failure to keep up with changes in technology.

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

Changes in accounting standards, including new interpretations and applications of accounting standards, may have adverse effects on our financial condition, results of operations, and liquidity. The Financial Accounting Standards Board (“FASB”) has issued and/or adopted new pronouncements that proposed numerous significant changes to current accounting standards. These new standards could significantly change the presentation of financial information and our results of operations. Additionally, the new standards may require us to make systems and other changes that increase our operating costs. Specifically, implementing the new accounting standards related to leases has required us to make significant changes to our lease management and accounting systems and related business processes and internal controls.

Our business, financial condition and results of operations may be materially and adversely impacted at any time by a significant number of competitors.

We operate in a highly competitive environment characterized by few barriers to entry. We compete against department stores, specialty retail chains, discount stores, independent retail stores and catalog and Internet-based retailers. Many of our competitors are larger and have substantially greater financial and other resources than us. Further, we do not typically advertise using television and radio media and thus do not reach customers through means our competitors may use. Our mid- and premium-priced merchandise face a highly fragmented competitive landscape that includes locally-based, single-unit retailers, as well as a handful of multi-unit maternity operations. In the value-priced maternity apparel business, we face competition on a nationwide basis from retailers such as Gap, H&M, Old Navy, Target and Wal-Mart. Substantially all of these competitors also sell maternity apparel on their websites. We also face increasing competition from Internet-based retailers such as ASOS, Pink Blush, Zulily and Hatch, as well as various competitors who sell through marketplace sites.  Our business, financial condition and results of operations may be materially and adversely affected by this competition, including the potential for increased competition in the future. For example, the maternity apparel business has previously experienced oversupply conditions due to increased competition, which resulted in a greater level of industry-wide markdowns and markdowns recognized by us on sales from our retail locations. There can be no assurance that these conditions will not occur again or worsen.

Our relationships with third party retailers may not be successful.

We cannot guarantee successful results from or the continuation of our leased department relationships with third party retailers such as Macy’s, buybuy BABY and Boscov’s or any of our wholesale relationships. Under our agreements with our retail partners, those partners do not make any promises or representations as to the potential amount of business we can expect from the sale of our product through their distribution points. The success of our business third party retailers is highly dependent on the actions and decisions of such third party retailers, which are outside of our control. The retailers could limit the merchandise carried, close stores, go out of business or terminate their agreements with us. Our failure to properly manage our third party retailer business (including any failure by us in timely delivering goods to any third-party retailer or any failure to respond to the actions of, or changes in, business conditions at third party retailers) would have a direct impact on the profitability and continuation of these relationships.

We cannot guarantee the continuation of our relationships with third party retailers.  Such retailers can discontinue our products at any time and offer a competitor’s maternity apparel products, or none at all. The contractual commitments of our retailer customers are not long-term in nature. Continued positive relations with a retailer depend upon various factors, including price, customer service, consumer demand and competition. Certain of our third party retailer partners have multiple vendor policies and may seek to offer a competitor’s products or services at new or existing locations. If any significant retailer materially reduces, terminates or is unwilling to expand its relationship with us, or requires price reductions or other adverse modifications in our selling terms, our sales would suffer.

Additionally, most major retailers continually evaluate and often modify their in-store retail strategies, including product placement, product mix, store set-up and design, promotions and demographic targets. Our business could suffer significant setbacks in net sales and operating income if one or more of our major retail customers modified its current retail strategy resulting in a termination or reduction of its business relationship with us, introduction of products competitive to ours, a reduction in store penetration or an unfavorable product placement within such retailer’s stores, any or all of which could materially adversely affect our business, financial condition, results of operations and cash flows.

We may not be successful in maintaining and expanding our marketing partnership programs.

We cannot guarantee successful results from the continuation of, or the expansion of, our marketing partnership programs which utilize our opt-in customer database and various in-store marketing initiatives. The success of our marketing partnership programs is highly dependent on the actions and decisions of the third-party consumer products companies to whom we provide these services. Should these third party consumer products companies decide to limit the services provided by us, go out of business or terminate their agreements with us, our business, financial condition and results of operations could be materially and adversely affected. Further, there is no guarantee that we will be able to expand this part of our business through agreements with new third parties. In addition, our ability to provide the services is highly dependent on our successful collection of opt-in customer data (which is a direct result of customer traffic to our stores and, to a lesser extent, our websites) as well as applicable law relating to the collection and transfer of the personally identifiable information of our customers. A failure on our part to collect adequate amounts of customer data or any change in state, local or federal law which further restricts our ability to collect or share this information could cause us to terminate or limit the services we can provide to the third party consumer products companies and would ultimately adversely affect our revenue from these relationships. Further, although we believe there may be an opportunity to more actively market our full customer database to a much broader range of consumer products and services companies that market to families with children, we cannot guarantee that these efforts will be successful.

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

Uncertainty regarding the London Interbank Offered Rate (“LIBOR”) may adversely impact our indebtedness under our credit and loan facilities.

In July 2017, the U.K. Financial Conduct Authority announced that it would phase out LIBOR as a benchmark by the end of 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021. Proposed alternative reference interest rates so far are based on overnight tenors only, while the most frequently used LIBOR rates are for one, three and six month tenors. Our credit facility and our term loan agreement are linked to LIBOR. When LIBOR ceases to exist, we may need to amend such credit facility and such term loan agreement based on a new standard that is established, if any. The basis of calculation of such standard is not yet agreed upon among market participants and as a result the cost of our borrowings may increase. In addition, any resulting differences in interest rate standards among our assets and our financing arrangements may result in interest rate mismatches between our assets and the borrowings used to fund such assets. There is no guarantee that a transition from LIBOR to an alternative reference interest rate will not result in financial market disruptions or significant increases in benchmark rates, or borrowing costs to borrowers, any of which could have an adverse effect on our business, financial condition and results of operations.

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

Our business and success are materially dependent on attracting and retaining members of our senior leadership team to formulate and execute the Company’s strategic and business plans.  During the past year we have replaced a number of our senior leadership team members including our Chief Executive Officer, Chief Financial Officer and Chief Administrative Officer. Leadership changes can be inherently difficult to manage and may cause material disruption to our business or management team.  Changes in senior management could lead to an environment that lacks inspiration and/or a lack of commitment by our employees, which could have a material adverse effect on our business.

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

In fiscal 2015 we completed the relocation of our corporate headquarters and distribution operations from Philadelphia, Pennsylvania to southern New Jersey. To help us offset the costs of these relocations, the Board of the New Jersey Economic Development Authority, through its Grow New Jersey Assistance Program, approved us for an incentive package of $40 million in benefits, which can be realized at up to $4.0 million per year over a 10-year period. In order to receive the benefits of the incentive package we need to create certain levels of annual jobs in the State of New Jersey and other requirements. If we do not meet these job levels or other requirements on an annual basis, we will not receive some or all of the benefits. Based on our current level of job creation we expect to receive approximately $3.0 million annually under this program. A material reduction or elimination of these benefits in the future could have a material adverse impact on our business and results of operations.

We are heavily dependent on our information technology systems and our ability to effectively maintain and upgrade these systems from time to time. Upgrades to our allocation systems and e-commerce platform may not be successful.

Historically, the operation of our vertically-integrated business model relied heavily on our internally-developed information technology systems (“IT Systems”). In particular, we have relied on point-of-sale terminals, which provide information to our core merchandise system used to track sales and inventory, and on our Internet websites through which we sell merchandise to our customers. In order to ensure that our systems are adequate to handle our anticipated business growth and are upgraded as necessary to effectively manage our store inventory and our e-commerce operations, we decided to augment our internal IT Systems with best-in-class third party solutions. These include implementation of a best-in-class tool for inventory allocation, setting up an environment to process transactions with Amazon, Business Intelligence reporting and a re-platform of our historically internally-managed e-commerce website to a leading third party digital commerce solution provider, to be integrated with a new third-party e-commerce order management system planned for implementation in fiscal 2019. The cost of these system upgrades and enhancements will continue to be significant. There can be no assurance that our investment in new systems will be successful or that the transition will not result in disruptions to our business. If system deployment is not successful or if we suffer any such disruptions, our business and results of operations could be materially and adversely affected.

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

A failure to maintain the security of the information relating to our company, customers, members, associates and vendors, whether as a result of cyber attacks on our information systems or otherwise, could damage our reputation, result in litigation, regulatory or other legal actions against us, cause us to incur additional costs and materially adversely affect our business and operating results.

As part of our operations, we receive and store in our digital information systems certain personal information about our customers, our employees and vendors. Some of that information is stored in connection with our digital platforms. We utilize third party service providers for a variety of reasons, including, without limitation, for encryption and authentication technology, content delivery to customers and members, back-office support and other functions. Such providers may have access to information we hold about our customers, employees or vendors. Our e-commerce operations depend upon the secure transmission of confidential information over public networks, including information permitting cashless payments.

We are aware of inherent risks associated with these systems, including accurately capturing data and addressing system disruptions. We continually maintain and update our computer systems, and we believe we are taking appropriate action to mitigate the risks through testing, training and staging implementation, and ensuring appropriate commercial contracts are in place with third party vendors supplying or supporting our IT initiatives.

The retail industry, in particular, has been the target of recent cyber attacks. Although we have not experienced a significant cybersecurity incident, there can be no assurances we will not experience a cybersecurity incident in the future. As cyber threats evolve, change and become more difficult to detect and successfully defend against, one or more cyber attacks might defeat our or a third party service provider’s security measures in the future and obtain the personal information of customers, employees and vendors.

Hardware, software or applications we use may have inherent defects of design, manufacture or operations or could be inadvertently or intentionally implemented or used in a manner that could compromise information security. Data and security breaches can also occur as a result of non-technical issues, including intentional or inadvertent breach by our employees or by persons with whom we have commercial relationships that result in the unauthorized release of personal or confidential information. We or our third party service providers may not discover any security breach and loss of information for a significant period of time after the security breach occurs.

Any breach of our security measures or any breach, error or malfeasance of those of our third party service providers and loss of our confidential information or intellectual property, or any failure by us to comply with applicable privacy and information security laws and regulations, could cause us to incur significant costs to protect any customers, employees and vendors whose personal data was compromised and to restore their confidence in us by making changes to our information systems and administrative processes to address security issues and compliance with applicable laws and regulations.

Cybersecurity incidents could materially adversely affect our reputation with our customers, members, associates, vendors and shareholders, which could result in a reduction in our net sales in our e-commerce operations and our stores thereby adversely affecting our operations, net sales, results of operations, financial condition, cash flows and liquidity. Cybersecurity incidents could result in the release to the public of confidential information about our operations and financial condition and performance and could result in litigation or other legal actions against us or the imposition of penalties, fines, fees or liabilities, which may not be covered by our insurance policies.

We accept payments using a variety of methods, including cash, checks, credit and debit cards and gift cards, and we may offer new payment options over time, which may have information security risk implications. As a retailer accepting debit and credit cards for payment, we are subject to various industry data protection standards and protocols, such as payment network security operating guidelines and the Payment Card Industry Data Security Standard. In certain circumstances, payment card association rules and obligations to which we are subject under our contracts with payment card processors make us liable to payment card issuers if information in connection with payment cards and payment card transactions that we hold is compromised, which liabilities could be substantial. To the extent that any cyber attack or incursion in our or one of our third party service provider’s information systems results in the loss, damage or misappropriation of information, we may be materially adversely affected by claims from customers, financial institutions, regulatory authorities, payment card networks and others.

The cost of complying with stricter and more complex data privacy, data collection and information security laws and standards could be significant to us. The global regulatory environment surrounding information security, cybersecurity and privacy is increasingly demanding, with new and changing requirements, such as the European Union’s General Protection Regulation, and customers have a high expectation that we will adequately protect their personal information from cyber attacks or other security breaches.

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

Our current strategic initiatives (which include further expansion of our business, increasing the connectivity between our         e-commerce business and our brick-and-mortar stores, and our e-commerce expansion of our wholesale business) further emphasize the importance of increasing the efficiency and responsiveness of our supply chain. These initiatives will challenge our systems and operational approach. If we are unable to adopt our supply chain to meet the demands of these initiatives successfully our operating results could be materially adversely affected.

As an apparel retailer, we rely on numerous third parties in the supply chain to produce and deliver the products that we sell, and our business may be negatively impacted by disruptions in the supply chain.

If we lose the services of one or more of our significant suppliers or one or more of them fail to meet our product needs, we may be unable to obtain replacement merchandise in a timely manner. If our existing suppliers cannot meet our increased needs and we cannot locate alternative supply sources, we may be unable to obtain sufficient quantities of the most popular items at attractive prices, which could negatively impact our sales and results of operations. We obtain apparel and other merchandise from foreign sources, both purchased directly in foreign markets and indirectly through domestic vendors with foreign sources. To the extent that any of our vendors are located overseas or rely on overseas sources for a large portion of their products, any event causing a disruption of imports, including the imposition of import restrictions, could harm our ability to source product. This disruption could materially limit the merchandise that we would have available for sale and reduce our sales and earnings. The flow of merchandise from our vendors could also be materially and adversely affected by financial or political instability, or war, in or affecting any of the countries in which the goods we purchase are manufactured or through which they flow. Trade restrictions in the form of tariffs or quotas, embargoes and customs restrictions that are applicable to the products that we sell also could affect the import of those products and could increase the cost and reduce the supply of products available to us. Any material increases in tariff levels, or any material decrease in quota levels or available quota allocation, could negatively impact our business. Further, changes in tariffs or quotas for merchandise imported from individual foreign countries could lead us to shift our sources of supply among various countries. Any such shift we undertake in the future could result in a disruption of our sources of supply and/or an increase in product costs, and lead to a reduction in our sales and earnings. Supply chain security initiatives undertaken by the United States government that impede the normal flow of product could also negatively impact our business. In addition, decreases in the value of the United States dollar against foreign currencies could increase the cost of products that we purchase from overseas vendors.

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

To support our distribution of product throughout the world, we currently operate a distribution facility in Florence, New Jersey. Finished garments from contractors and other manufacturers are inspected and stored in our distribution facility. We do not have other distribution facilities to support our distribution needs. If our distribution facility were to shut down or otherwise become inoperable or inaccessible for any reason could incur significantly higher costs and longer lead times associated with the distribution of our products to our stores and to our third party retailers during the time it takes to reopen or replace this facility. In light of our strategic emphasis on rapid replenishment as a competitive strength, a distribution disruption might have a disproportionately adverse effect on our operations and profitability relative to other retailers. In addition, the loss or material disruption of service from any of our shippers for any reason, whether due to freight difficulties, strikes, natural disaster or other difficulties at our principal transport providers or otherwise, could have a material adverse impact on our business and results of operations.

We could be materially and adversely affected if we are unable to obtain sufficient raw materials or maintain satisfactory manufacturing arrangements.

We do not own any manufacturing facilities and therefore depend on third parties to manufacture our products. We place our orders for production of merchandise and raw materials by purchase order and do not have any long-term contracts with any manufacturer or supplier. We compete with many other companies, many of which are larger and have substantially greater financial and other resources than us, for production facilities and raw materials. Furthermore, we have received in the past, and may receive in the future, shipments of products from manufacturers that fail to conform to our quality control standards or environmental standards. In such event, unless we are able to obtain replacement products in a timely manner, we may lose sales. We have no ability to control the environmental compliance (including compliance with climate change requirements) of these third party manufacturers. If we fail to maintain favorable relationships with these third parties, or if we cannot obtain an adequate supply of quality raw materials on commercially reasonable terms, it could have a material adverse impact on our business, financial condition and results of operations.

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

Our business, like that of other retailers, is seasonal. Results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. Quarterly results may fluctuate materially depending upon, among other things, increases or decreases in comparable sales, the timing of new retail location openings, the timing of retail location closings, net sales and profitability contributed by new retail locations, the timing of the fulfillment of purchase orders under our product, license brand and international business arrangements, adverse weather conditions (whether as a result of climate change or otherwise), shifts in the timing of certain holidays and promotions, changes in inventory and production levels and the timing of deliveries of inventory, and changes in our merchandise mix. Our quarterly net sales have historically been highest during the peak Spring selling season. Under our 4-5-4 retail fiscal calendar ending on the Saturday nearest January 31, of each year, the peak Spring selling season will generally occur during our new first and second fiscal quarters. Given the historically higher sales level in that timeframe and the relatively fixed nature of most of our operating expenses, we have typically generated a very significant percentage of our full year operating income and net income during the calendar months of March through May. Thus, any factors which result in a material reduction of our sales during the first and second fiscal quarters could have a material adverse effect on our results of operations for our fiscal year as a whole. Seasonal fluctuations in sales also affect our inventory levels, as we usually order merchandise in advance of peak selling periods and sometimes before new fashion trends are confirmed by customer purchases. We must carry a significant amount of inventory, especially before the peak Spring selling season. If we are not successful in selling our inventory during this period, we may be forced to rely on markdowns or promotional sales to sell the excess inventory or we may not be able to sell the inventory at all, which could have a material adverse effect on our business, financial condition and results of operations.

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

With respect to manufacturing within the United States, United States Environmental Protection Agency (“EPA”) greenhouse gas (“GHG”) emission reporting rules require certain United States manufacturers to report GHG emissions. These rules are unlikely to require reporting of our third party contract apparel manufacturers because the amount of emissions from retail stores and apparel manufacturing facilities are currently estimated to be below the EPA reporting threshold. With respect to manufacturing outside of the United States, international treaties, such as the Kyoto Protocol and the Copenhagen Protocol, do not currently require the countries in which our non-United States contract apparel manufacturers are located to control GHG emissions and it is unlikely that climate change requirements in the foreseeable future will require significant GHG emission reductions on our non-United States contract apparel manufacturers. Our manufacturers are required to follow all applicable laws, including climate change laws. If domestic or international laws or regulations were expanded to require GHG emission reporting or reduction by us or our third party contract apparel manufacturers, or if we engage third-party contract manufacturers in countries that have existing GHG emission reporting or reduction laws or regulations, we would need to expend financial and other resources to comply with such regulations and/or monitor our third party contract apparel manufacturers’ compliance with such regulations. In addition, we cannot control the actions of our third party manufacturers or the public’s perceptions of them, nor can we assure that these manufacturers will conduct their businesses using climate change proactive or sustainable practices. Violations of climate change laws or regulations by third parties with whom we do business could result in negative public perception of us and/or delays in shipments and receipt of goods, and could subject us to fines or other penalties, any of which could restrict our business activities, increase our operating expenses or cause our sales to decline.

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

We lease a 74,000 square foot Class A office building located in Moorestown, New Jersey (the “HQ Lease”) that serves as our corporate headquarters. The HQ Lease has an expiration date of December 2023 with an option to extend for an additional ten years at the expiration of the initial term.

We lease a 406,000 square foot build-to-suit distribution center located in Florence, New Jersey (the “DC Lease”).  The DC Lease has an expiration date of May 2030. In addition, we have three option periods, each for five years, to extend the DC Lease for a total of an additional 15 years after the expiration of the initial term. We believe that our facilities will be adequate to support our anticipated distribution needs. In the event we need additional space to meet our future distribution needs, we believe that such space would be readily available.

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

As of February 2, 2019, the following numbers of store leases are set to expire during our future fiscal years ending on the Saturday nearest January 31 of each year, as listed in the table below. We do not expect the expiration of any leases to have a material adverse impact on our business or operations.

Fiscal Year Leases Expire	Number of Stores
2019	177
2020	73
2021	44
2022	28
2023	36
2024 and later	100
Total	458

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

As of April 11, 2019, there were 1,051 holders of record and 2,371 estimated beneficial holders of our common stock.

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

The following table provides information about purchases by us during the quarter ended February 2, 2019 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program

November 4, 2018 to December 1, 2018	—	$—	—	—
December 2, 2018 to January 5, 2019	4,148	3.97	—	—
January 6, 2019 to February 2, 2019	4,146	2.62	—	—
Total	8,294	$3.30	—	—

(1)

Represents shares repurchased directly from certain employees to satisfy income tax withholding obligations for such employees in connection with stock options that were exercised and restricted stock awards that vested during the period.

Stock Price Performance Graph

The graph below compares the cumulative total stockholder return on our common stock for the period from September 30, 2013 to February 2, 2019 with the cumulative total return of the Standard & Poor’s 500 Index and the Standard & Poor’s 500 Apparel Retail Index. The comparison assumes $100 was invested on September 30, 2013 in our common stock and in each of the foregoing indices and assumes reinvestment of dividends. The stock performance shown in the graph is not intended to forecast or be indicative of future performance.

COMPARISON OF CUMULATIVE TOTAL RETURN

Among Destination Maternity Corporation, the S&P 500 Index

and the S&P 500 Apparel Retail Index

Fiscal periods ended as follows:

			Four
			Months
	Year Ended		Ended	Year Ended
	September 30,	September 30,	January 31,	January 30,	January 28,	February 3,	February 2,
	2013	2014	2015	2016	2017	2018	2019
Destination Maternity Corporation	$100.00	$50.14	$50.35	$23.71	$19.99	$8.47	$10.46
S&P 500 Index	$100.00	$119.73	$121.87	$121.06	$146.32	$179.73	$179.63
S&P 500 Apparel Retail Index	$100.00	$106.46	$121.47	$130.65	$130.19	$138.83	$156.97

Item 6.	Selected Consolidated Financial and Operating Data

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

					Four
					Months
	Year Ended				Ended	Year Ended
	February 2,	February 3,	January 28,	January 30,	January 31,	September 30,
	2019	2018	2017	2016	2015	2014
		(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Net sales	$383,750	$406,207	$433,699	$498,753	$165,644	$516,959
Cost of goods sold	185,603	192,355	206,271	252,713	96,667	247,501
Gross profit	198,147	213,852	227,428	246,040	68,977	269,458
Selling, general and administrative expenses	198,331	218,656	223,881	246,914	86,688	250,253
Store closing, asset impairment and asset disposal (income) expenses	3,838	6,292	2,768	(2,084)	4,599	1,469
Other charges, net	5,580	4,912	4,914	6,979	5,354	3,229
Operating income (loss)	(9,602)	(16,008)	(4,135)	(5,769)	(27,664)	14,507
Interest expense, net	4,828	4,045	3,575	1,520	242	404
Loss on extinguishment of debt	—	1,542	—	—	—	—
Income (loss) before income taxes	(14,430)	(21,595)	(7,710)	(7,289)	(27,906)	14,103
Income tax provision (benefit)	(103)	2	25,050	(2,806)	(10,526)	3,606
Net income (loss)	$(14,327)	$(21,597)	$(32,760)	$(4,483)	$(17,380)	$10,497
Net income (loss) per share—Basic	$(1.03)	$(1.57)	$(2.39)	$(0.33)	$(1.28)	$0.78
Average shares outstanding—Basic	13,889	13,788	13,702	13,596	13,541	13,451
Net income (loss) per share—Diluted	$(1.03)	$(1.57)	$(2.39)	$(0.33)	$(1.28)	$0.77
Average shares outstanding—Diluted	13,889	13,788	13,702	13,596	13,541	13,572

					Four
					Months
	Year Ended				Ended	Year Ended
	February 2,	February 3,	January 28,	January 30,	January 31,	September 30,
	2019	2018	2017	2016	2015	2014
	(unaudited; in thousands, except operating data,
	ratios and per share amounts)
Operating Data:
Comparable sales decrease – reported basis (1) (2) (3)	(1.8)%	(1.5)%	(5.3)%	(1.5)%	(2.0)%	(3.7)%
Comparable sales decrease – adjusted for calendar timing shift (1) (2) (3)	N.A.	N.A.	N.A.	N.A.	(2.7)%	(3.7)%
Internet sales increase	13.6%	40.7%	9.0%	0.7%	13.8%	2.6%
Average net sales per gross square foot (4)	$220	$232	$255	$254	$85	$272
Average net sales per store (4)	$483,000	$512,000	$559,000	$555,000	$184,000	$579,000
Gross store square footage at period end (5)	995,000	1,053,000	1,131,000	1,164,000	1,226,000	1,233,000
Gross retail location square footage at period end (6)	1,326,000	1,431,000	1,549,000	1,766,000	1,841,000	1,855,000
Number of retail locations at period end:
Motherhood Maternity stores	362	385	408	425	450	454
A Pea in the Pod stores	26	27	26	23	24	25
Destination Maternity stores	70	75	81	88	90	89
Total stores	458	487	515	536	564	568
Leased departments	554	637	705	1,279	1,311	1,326
Total retail locations	1,012	1,124	1,220	1,815	1,875	1,894

Other Consolidated Financial Data:
Adjusted EBITDA (7) (8)	$10,446	$8,862	$18,358	$16,101	$(16,815)	$30,556
Adjusted EBITDA margin (adjusted EBITDA as a percentage of net sales) (8)	2.7%	2.2%	4.2%	3.2%	(10.2)%	5.9%
Adjusted EBITDA before other charges (7) (8)	16,026	13,010	23,272	22,847	(11,732)	36,768
Adjusted EBITDA margin before other charges (8)	4.2%	3.2%	5.4%	4.6%	(7.1)%	7.1%
Adjusted net income (loss) (8)	(6,711)	(10,193)	(1,946)	(168)	(14,109)	10,700
Adjusted net income (loss) per share - Diluted (8)	$(0.48)	(0.74)	(0.14)	(0.01)	(1.04)	0.79
Cash flows (used in) provided by operating activities	(1,811)	8,869	10,711	16,094	3,831	25,845
Cash flows used in investing activities	(4,612)	(6,667)	(12,785)	(29,400)	(21,866)	(29,544)
Cash flows provided by (used in) financing activities	5,946	(3,428)	2,816	14,081	6,805	(8,279)
Capital expenditures	(4,612)	(6,649)	(12,690)	(29,272)	(21,098)	(40,185)

Consolidated Balance Sheet Data (at end of period):
Cash and cash equivalents	$1,154	$1,635	$2,859	$2,116	$1,349	$12,580
Working capital	11,696	15,715	26,483	15,851	37,433	56,276
Total assets	146,174	162,582	175,987	219,074	220,060	230,533
Total debt	46,556	36,589	43,033	40,599	15,000	—
Net (debt) cash (8) (9)	(45,402)	(34,954)	(40,174)	(38,483)	(13,651)	12,580
Stockholders’ equity	27,151	40,668	61,150	92,898	106,002	125,521

N.A.	Not applicable
(1)	Comparable sales figures represent comparable store sales and Internet sales.
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
(in thousands), (unaudited)
					Four
					Months
	Year Ended				Ended	Year Ended
	February 2,	February 3,	January 28,	January 30,	January 31,	September 30,
	2019	2018	2017	2016	2015	2014
Net income (loss)	$(14,327)	$(21,597)	$(32,760)	$(4,483)	$(17,380)	$10,497
Income tax provision (benefit)	(103)	2	25,050	(2,806)	(10,526)	3,606
Interest expense, net	4,828	4,045	3,575	1,520	242	404
Loss on extinguishment of debt	—	1,542	—	—	—	—
Operating income (loss)	(9,602)	(16,008)	(4,135)	(5,769)	(27,664)	14,507
Depreciation and amortization expense	15,505	17,592	18,032	17,231	5,223	15,197
Loss on impairment of long-lived assets	3,137	5,775	2,388	1,662	4,444	1,136
Loss (gain) on disposal of assets	435	349	272	193	109	(4,031)
Stock-based compensation expense	971	1,154	1,801	2,784	1,073	3,747
Adjusted EBITDA	10,446	8,862	18,358	16,101	(16,815)	30,556
Other charges (1)	5,580	4,912	4,914	6,746	5,083	6,212
Change in accounting principle	—	(764)	—	—	—	—
Adjusted EBITDA before other charges	$16,026	$13,010	$23,272	$22,847	$(11,732)	$36,768

Adjusted EBITDA margin	2.7%	2.2%	4.2%	3.2%	(10.2)%	5.9%
Adjusted EBITDA margin before other charges	4.2%	3.2%	5.4%	4.6%	(7.1)%	7.1%

(1)

For fiscal 2015, 2014 and the four months ended January 31, 2015 other charges excludes accelerated depreciation expense of $233, $1,127 and $271, respectively, included in depreciation and amortization expense above. For fiscal 2014 other charges exclude gain on sale of building of $4,110, included in gain on disposal of assets above.

Reconciliation of Net Income (Loss) to Adjusted Net Income (Loss) and
Net Income (Loss) Per Share – Diluted to Adjusted Net Income (Loss) Per Share – Diluted
(in thousands, except per share amounts) (unaudited)
					Four
					Months
	Year Ended				Ended	Year Ended
	February 2,	February 3,	January 28,	January 30,	January 31,	September 30,
	2019	2018	2017	2016	2015	2014
Net income (loss)	$(14,327)	$(21,597)	$(32,760)	$(4,483)	$(17,380)	$10,497
Adjustments to net income (loss)
Other charges	5,580	4,912	4,914	6,979	5,354	3,229
Loss on extinguishment of debt	—	1,542	—	—	—	—
Effect of change in accounting principle	—	(764)	—	—	—	—
Tax effect of adjustments to net income (loss) (1)	(1,298)	(2,044)	(1,858)	(2,664)	(2,028)	(1,202)
Deferred tax valuation allowance	3,334	7,758	27,758	—	—	—
Reduction of income tax expense related to settlement of uncertain tax positions	—	—	—	—	(55)	(1,824)
Adjusted net income (loss)	$(6,711)	$(10,193)	$(1,946)	$(168)	$(14,109)	$10,700
Net income (loss) per share—Diluted	$(1.03)	$(1.57)	$(2.39)	$(0.33)	$(1.28)	$0.77
Average shares outstanding—Diluted	13,889	13,788	13,702	13,596	13,541	13,572
Adjusted net income (loss) per share—Diluted	$(0.48)	$(0.74)	$(0.14)	$(0.01)	$(1.04)	$0.79
Average shares outstanding—Diluted	13,889	13,788	13,702	13,596	13,541	13,572

(1)	Income tax effect represents the difference in income tax provision calculated with and without the specified pretax expense.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

We define our fiscal year as the 52- or 53-week period ending on the Saturday closest to January 31.  This annual report is for the 52-week fiscal year ended February 2, 2019 (fiscal 2018).  The fiscal year ended February 3, 2018 (fiscal 2017) consisted of 53 weeks and the fiscal year ended January 28, 2017 (fiscal 2016) consisted of 52 weeks.  In December 2014 we announced a change of our fiscal year end from September 30 to the Saturday closest to January 31.  We had a transition period from October 1, 2014 through January 31, 2015 and filed a Transition Report on Form 10-Q for such transition period.  References in this Form 10-K to our fiscal years prior to fiscal 2015 refer to the fiscal years ended on September 30 in those years.

Overview

The following discussion should be read in conjunction with the consolidated financial statements and their related notes included elsewhere in this report.

We are the leading designer and omni-channel retailer of maternity apparel in the United States, with the only nationwide chain of maternity apparel specialty stores, as well as a deep and expansive product assortment available through multiple online distribution points, including our three brand-specific websites. As of February 2, 2019, we operated 1,012 retail locations, including 458 stores in the United States, Canada and Puerto Rico, and 554 leased departments located within department stores and baby specialty stores throughout the United States and in Puerto Rico. We also sell our merchandise on the Internet, primarily through our Motherhood.com, APeaInThePod.com and DestinationMaternity.com websites. We also sell our merchandise through our Canadian website, MotherhoodCanada.ca, through Amazon.com in the United States, and through websites of certain of our retail partners, including Macys.com.  Our 458 stores operate under three retail nameplates: Motherhood Maternity®, A Pea in the Pod® and Destination Maternity®. We also operate 554 leased departments within leading retailers such as Macy’s®, buybuy BABY® and Boscov’s®. Generally, we are the exclusive maternity apparel provider in our leased department locations.

Currently, we operate 26 stores and five leased departments in Canada, including 17 Motherhood stores, four Destination Maternity combo stores and five Outlet stores, and a Motherhood website under a Canadian URL (MotherhoodCanada.ca). In addition, we have international store and product supply relationships in the Middle East, South Korea, Mexico and Israel. As of February 2, 2019, we had 184 international franchised locations, comprised of 9 stand-alone stores 175 shop-in-shop locations, in which we have a Company-branded department operated by our franchise partners within other retail stores.  We design and contract the manufacture of over 90% of the merchandise we sell using sewing factories located throughout the world, predominantly outside of the United States. Substantially all of the merchandise produced outside of the United States is paid for in United States dollars.

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

Financing Commitment Letter

           On September 26, 2018, the Company entered into a commitment letter with Bank of America, pursuant to which, and subject to the terms and conditions set forth therein, Bank of America committed to provide to the Company certain five-year asset-based senior secured facilities consisting of an ABL with an aggregate commitment of $52 million and a FILO Term Loan with an aggregate principal amount of $24 million. The commitment letter had an original expiration date of December 26, 2018. On December 14, 2018 an amendment to the commitment letter was executed, extending the expiration date to April 30, 2019 and increasing the commitment in respect of the FILO term loan from $24 million to $25 million. On April 9, 2019 the Company and Bank of America mutually agreed to terminate the commitment letter.

Proxy Solicitation

In the first quarter of fiscal 2018 we received notification from a stockholder group (“the Stockholder Group”), of the nomination of a slate of alternative nominees for election to our Board of Directors at the Annual Meeting of Stockholders that was held on May 23, 2018 (the “Proxy Solicitation”). At our 2018 Annual Meeting of Stockholders held on May 23, 2018, the Company’s stockholders replaced the incumbent board in its entirety and elected Holly N. Alden, Christopher B. Morgan, Marla A. Ryan and Anne-Charlotte Windal as our new Board of Directors. During fiscal 2018 we incurred $2.2 million of charges related to the Proxy Solicitation.

Proposed Merger

On December 19, 2016 we entered into the Merger Agreement with Orchestra. Despite substantial and sustained efforts by both parties, and in light of the challenges of satisfying applicable securities regulations in France and in the United States, particularly in connection with the completion of the registration and listing of Orchestra securities in the United States, the parties determined that it was in the best interests of their respective stockholders to terminate the Merger Agreement. Accordingly, on July 27, 2017 we, Orchestra, and certain other affiliates of Orchestra entered into a Termination Agreement pursuant to which the parties agreed to terminate the Merger Agreement. We and Orchestra agreed to reimburse each other for certain costs incurred in connection with their effort to implement the Merger Agreement, with a net amount of $1.0 million paid to us on July 31, 2017. In fiscal 2017 and fiscal 2016 we recognized $1.2 million and $3.2 million, respectively, of charges related to the Proposed Merger.

Management and Organizational Changes

We have engaged in a series of management and organizational changes over the last several years. Through these actions, we are attempting to identify further opportunities to become more profitable in the near future, by increasing both revenue and gross margins while reducing expenses.

During fiscal 2018, 2017 and 2016 we recognized $3.4 million, $3.7 million and $1.8 million, respectively, of charges related to management and organizational changes.

Fiscal 2018 Financial Results

Presented below is a summary of our results for the years ended February 2, 2019 and February 3, 2018 with regard to each of the key measures noted above.

•	Net sales for fiscal 2018 decreased 5.5% to $383.8 million from $406.2 million for fiscal 2017.

Comparable sales for fiscal 2018 decreased 1.8% versus a comparable sales decrease of 1.5% for fiscal 2017.

•	Net loss for fiscal 2018 was $14.3 million, or $1.03 per share (diluted), compared to net loss of $21.6 million, or $1.57 per share (diluted), for fiscal 2017.

Adjusted net loss for fiscal 2018 includes other charges of $4.3 million, net of tax and a $3.3 million tax valuation allowance.

Adjusted net loss for fiscal 2018 was $6.7 million, or $0.48 per share (diluted), compared to the comparably adjusted net loss for fiscal 2017 of $10.2 million, or $0.74 per share (diluted).

•	Adjusted EBITDA was $10.4 million for fiscal 2018, compared to $8.9 million of Adjusted EBITDA for fiscal 2017.

Adjusted EBITDA before other charges was $16.0 million for fiscal 2018, compared to $13.0 million of Adjusted EBITDA before other charges for fiscal 2017.

Fiscal Year Ended February 2, 2019 Compared to Fiscal Year Ended February 3, 2018

Results of Operations

The following table sets forth certain operating data from our consolidated statements of operations in thousands of dollars, as a percentage of net sales and as a percentage change for the periods indicated:

	Twelve Months Ended
	February 2, 2019		February 3, 2018
					Period to Period
	Amount	% of	Amount	% of	% Favorable
	(in thousands)	Net Sales (1)	(in thousands)	Net Sales (1)	(Unfavorable)
Net sales	$383,750	100.0%	$406,207	100.0%	(5.5)%
Cost of goods sold (2)	185,603	48.4	192,355	47.4	3.5
Gross profit	198,147	51.6	213,852	52.6	(7.3)
Selling, general and administrative expenses (3)	198,331	51.7	218,656	53.8	9.3
Store closing, asset impairment and asset disposal expenses	3,838	1.0	6,292	1.5	39.0
Other charges, net	5,580	1.5	4,912	1.2	13.6
Operating loss	(9,602)	(2.5)	(16,008)	(3.9)	40.0
Interest expense, net	4,828	1.3	4,045	1.0	(19.4)
Loss on extinguishment of debt	—	—	1,542	0.4	100.0
Loss before income taxes	(14,430)	(3.8)	(21,595)	(5.3)	33.2
Income tax (benefit) provision	(103)	(0.0)	2	0.0	5,250.0
Net loss	$(14,327)	(3.8)%	$(21,597)	(5.3)%	33.7%

(1)	Components may not add to total due to rounding.
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

	Twelve Months Ended
	February 2, 2019			February 3, 2018
Retail Locations (1)	Stores	Leased Departments	Total Retail Locations	Stores	Leased Departments	Total Retail Locations

Beginning of period	487	637	1,124	515	705	1,220
Opened	2	2	4	7	7	14
Closed	(31)	(85)	(116)	(35)	(75)	(110)
End of period	458	554	1,012	487	637	1,124

	Twelve Months Ended
	February 2, 2019			February 3, 2018
International Franchised Locations	Stores	Shop-in-Shop Locations	Total International Franchised Locations	Stores	Shop-in-Shop Locations	Total International Franchised Locations

Beginning of period	15	173	188	19	194	213
Opened	—	7	7	—	8	8
Closed	(6)	(5)	(11)	(4)	(29)	(33)
End of period	9	175	184	15	173	188

Net Sales. Our net sales for fiscal 2018 decreased by 5.5%, or $22.4 million, to $383.8 million from $406.2 million for fiscal 2017.  Comparable sales for fiscal 2018 decreased 1.8% compared to a comparable sales decrease of 1.5% for fiscal 2017.  The decrease in total sales for fiscal 2018 compared to fiscal 2017 resulted primarily from the net closure of 29 stores, 83 leased departments and the 1.8 % decline in comparable store sales, which reflects the net result of a decrease in brick and mortar comparable sales of 6.2% and an increase in e-commerce sales of 13.6%, the additional sales in fiscal 2017 for the 53rd week in the retail calendar and the recognition of $0.8 million of revenue in fiscal 2017 related to a change in our method of accounting for gift card breakage.

As of February 2, 2019, we operated a total of 458 stores and 1,012 total retail locations: 362 Motherhood Maternity stores (including 93 Motherhood Maternity Outlet stores), 26 A Pea in the Pod stores, 70 Destination Maternity stores, and 554 leased maternity apparel departments. In comparison, as of February 3, 2018 we operated a total of 487 stores and 1,124 total retail locations: 385 Motherhood Maternity stores (including 96 Motherhood Maternity Outlet stores), 27 A Pea in the Pod stores, 75 Destination Maternity stores, and 637 leased maternity apparel departments. As of February 2, 2019, our store total included 70 multi-brand Destination Maternity nameplate stores, including 38 Destination Maternity combo stores and 32 Destination Maternity superstores. In comparison, as of February 3, 2018 we operated 75 multi-brand Destination Maternity nameplate stores, including 43 Destination Maternity combo stores and 32 Destination Maternity superstores. During fiscal 2018 we opened 2 stores and closed 31 stores. In addition, during fiscal 2018 we opened two leased department locations and closed 85 leased department locations.

Gross Profit.     Our gross profit for fiscal 2018 decreased by 7.3%, or $15.8 million, to $198.1 million from $213.9 million for fiscal 2017, and our gross margin for fiscal 2018 was 51.6% compared to 52.6% for fiscal 2017. The decrease in gross profit for fiscal 2018 compared to fiscal 2017 was primarily due to our lower sales volume as a result of the factors discussed above and the decrease in gross margin.  The year over year decrease in gross margin is primarily the result of increased markdown and promotional activity to more aggressively manage inventory in addition to the increase in e-commerce sales as a percent of total retail sales, as e-commerce sales have historically generated lower gross margins then sales through our retail outlets.

Selling, General and Administrative Expenses.     Our selling, general and administrative expenses for fiscal 2018 decreased by 9.3%, or $20.4 million, to $198.3 million from $218.7 million for fiscal 2017. As a percentage of net sales, selling, general and administrative expenses decreased to 51.7% for fiscal 2018 from 53.8% for fiscal 2017.  This decrease in expense in fiscal 2018 compared to fiscal 2017 reflects cost reductions in employee costs and occupancy expenses resulting from the closure of underperforming stores, ongoing expense reduction initiatives and expenses related to the additional 53rd week of operations in fiscal 2017.

Store Closing, Asset Impairment and Asset Disposal Expenses.     For fiscal 2018 we had $3.8 million of expense from store closings, asset impairments and asset disposals compared to $6.3 million of expense for fiscal 2017.  This reduction is primarily the result of a decrease in retail store asset impairment expenses as many of our poorly performing location have previously been impaired.

Other Charges, Net.     In fiscal 2018 we incurred other charges of $5.6 million, comprised of $3.4 million of personnel costs and consulting fees related to our ongoing management and organizational change initiatives and $2.2 million of expenses related to the proxy solicitation activities that occurred primarily in the first and second quarters of the year.  In fiscal 2017 we incurred other charges of $4.9 million related to a proposed business combination and other corporate activities, and to management and organizational changes.  Other net charges related to the proposed business combination and other corporate activities were approximately $1.2 million, primarily for legal and advisory fees. Other charges related to management and organizational changes were $3.7 million, primarily for costs related to severance and other benefits related to our former Chief Executive Officer and other reductions in headcount, consulting fees, and retention bonuses for certain key management.

Operating Loss.  We had an operating loss of $9.6 million for fiscal 2018 compared to an operating loss of $16.0 million for fiscal 2017.  The $6.4 million decrease in operating loss reflects the reduction in selling, general and administrative expenses, partially offset by lower gross profit as a result of the decline in sales volume and gross margin.

Interest Expense, Net.     Our net interest expense for fiscal 2018 increased to $4.8 million from $4.0 million in fiscal 2017. This increase was due to an increase in the variable interest component of our Term Loan and Credit Facility and an increase in the average outstanding balance of our Credit Facility partially offset by reductions in the principle balance of our Term Note and equipment financings.

Income Tax (Benefit) Provision.    For fiscal 2018 our income tax benefit was $0.1 million compared to income tax provision of $0.0 million for fiscal 2017. The fiscal 2018 tax benefit is the result a reversal of an uncertain tax position liability partially offset by minimum state and foreign withholding taxes.  The Company is not able to record a tax benefit against its net losses due to a three-year cumulative loss position. Accounting Standards Codification Topic 740, Income Taxes, requires that a valuation allowance be recorded against deferred tax assets when it is more likely than not that the tax benefit of the deferred tax assets will not be realized, and three years of cumulative losses is one of the indicators that require a valuation to be recorded.

Net Loss.     Net loss for fiscal 2018 was $14.3 million, or $1.03 per share (diluted), compared to net loss of $21.6 million, or $1.57 per share (diluted), for fiscal 2017. Adjusted net loss for fiscal 2018 includes other charges of $4.3 million, net of tax, related to the proxy solicitation and management and organizational changes and a $3.3 million, non-cash charge related to a change in the valuation allowance against net deferred tax assets. After these adjustments, our adjusted net loss for fiscal 2018 was $6.7 million, or $0.48 per share (diluted). Adjusted net loss for fiscal 2017 includes a $7.8 million, non-cash charge related to a change in the valuation allowance against net deferred tax assets, other charges of $3.2 million, net of tax related to management and organizational changes, and the proposed merger, and a non-cash charge from the loss on extinguishment of debt, net of tax, of $1.0 million and revenue of $0.5 million, net of tax, related to a cumulative adjustments for change in accounting principle. After these adjustments, our adjusted net loss for fiscal 2017 was $10.2 million, or $0.74 per share (diluted).

Our average diluted shares outstanding of 13.9 million for fiscal 2018 were slightly higher than the 13.8 million average diluted shares outstanding for fiscal 2017. We had higher shares outstanding in fiscal 2018 compared to fiscal 2017 as a result of the vesting of restricted stock awards.

Following is a reconciliation of net loss and net loss per share (diluted) (“Diluted EPS”) to adjusted net loss and adjusted Diluted EPS for the twelve months ended February 2, 2019 and February 3, 2018 (in thousands, except per share amounts):

	Twelve Months Ended
	February 2, 2019			February 3. 2018
	Net Loss	Diluted Shares	Diluted EPS	Net Loss	Diluted Shares	Diluted EPS

Net loss as reported	$(14,327)	13,889	$(1.03)	$(21,597)	13,788	$(1.57)
Adjustments to net loss
Other charges	5,580	—		4,912	—
Loss on extinguishment of debt	—	—		1,542	—
Effect of change in accounting principle	—	—		(764)	—
Income tax effect of adjustments to net loss (1)	(1,298)	—		(2,044)	—
Deferred tax valuation allowance	3,334	—		7,758	—
Net loss as adjusted	$(6,711)	13,889	$(0.48)	$(10,193)	13,788	$(0.74)

(1)	Income tax effect of adjustments to net loss represents the differences in income tax provision calculated with and without the specified pretax expense.

Following is a reconciliation of net loss to Adjusted EBITDA and Adjusted EBITDA before other charges for the twelve months ended February 2, 2019 and February 3, 2018 (in thousands):

	Twelve Months Ended
	February 2, 2019	February 3, 2018

Net loss	$(14,327)	$(21,597)
Income tax (benefit) provision	(103)	2
Interest expense, net	4,828	4,045
Loss on extinguishment of debt	-	1,542
Operating loss	(9,602)	(16,008)
Depreciation and amortization expense	15,505	17,592
Loss on impairment of long-lived assets	3,137	5,775
Loss on disposal of assets	435	349
Stock-based compensation expense	971	1,154
Adjusted EBITDA	10,446	8,862
Other charges	5,580	4,912
Effect of change in accounting principle	-	(764)
Adjusted EBITDA before other charges and effect of change in accounting principle	$16,026	$13,010

Fiscal Year Ended February 3, 2018 Compared to Fiscal Year Ended January 28, 2017

Results of Operations

The following table sets forth certain operating data from our consolidated statements of operations in thousands of dollars, as a percentage of net sales and as a percentage change for the periods indicated:

	Twelve Months Ended
	February 3, 2018		January 28, 2017
					Period to Period
	Amount	% of	Amount	% of	% Favorable
	(in thousands)	Net Sales (1)	(in thousands)	Net Sales (1)	(Unfavorable)
Net sales	$406,207	100.0%	$433,699	100.0%	(6.3)%
Cost of goods sold (2)	192,355	47.4	206,271	47.6	6.7
Gross profit	213,852	52.6	227,428	52.4	(6.0)
Selling, general and administrative expenses (3)	218,656	53.8	223,881	51.6	2.3
Store closing, asset impairment and asset disposal expenses	6,292	1.5	2,768	0.6	(127.3)
Other charges, net	4,912	1.2	4,914	1.1	0.0
Operating loss	(16,008)	(3.9)	(4,135)	(1.0)	(287.1)
Interest expense, net	4,045	1.0	3,575	0.8	(13.1)
Loss on extinguishment of debt	1,542	0.4	—	—	—
Loss before income taxes	(21,595)	(5.3)	(7,710)	(1.8)	(180.1)
Income tax provision	2	0.0	25,050	5.8	(100.0)
Net loss	$(21,597)	(5.3)%	$(32,760)	(7.6)%	(34.1)%

(1)	Components may not add to total due to rounding.
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

	Twelve Months Ended
	February 3, 2018			January 28, 2017
Retail Locations (1)	Stores	Leased Departments	Total Retail Locations	Stores	Leased Departments	Total Retail Locations

Beginning of period	515	705	1,220	536	1,279	1,815
Opened	7	7	14	11	10	21
Closed	(35)	(75)	(110)	(32)	(584)	(616)
End of period	487	637	1,124	515	705	1,220

(1)	Excludes international franchised locations, and locations where Kohl’s sold our products under an exclusive product and license agreement. Our license agreement with Kohl’s ended in February 2017.

	Twelve Months Ended
	February 3, 2018			January 28, 2017
International Franchised Locations	Stores	Shop-in- Shop Locations	Total International Franchised Locations	Stores	Shop-in- Shop Locations	Total International Franchised Locations

Beginning of period	19	194	213	25	168	193
Opened	—	8	8	2	64	66
Closed	(4)	(29)	(33)	(8)	(38)	(46)
End of period	15	173	188	19	194	213

Net Sales. Our net sales for fiscal 2017 decreased by 6.3%, or $27.5 million, to $406.2 million from $433.7 million for fiscal 2016.  Comparable sales for fiscal 2017decreased 1.5% compared to a comparable sales decrease of 5.3% for fiscal 2016.  The decrease in total sales for fiscal 2017 compared to fiscal 2016 resulted primarily from the wind down of the Kohl’s, Sears and Gordmans relationships, the net closure of locations, the decline in comparable store sales of 1.5%, which reflects the net result of a decrease in brick and mortar comparable sales of 9.2% and an increase in e-commerce sales of 40.7%.  These decreases were partially offset by increases in fiscal 2017 related to sales during the 53rd week of the retail calendar and the recognition of $0.8 million of revenue related to a change in our method of accounting for gift card breakage.

As of February 3, 2018, we operated a total of 487 stores and 1,124 total retail locations: 385 Motherhood Maternity stores (including 96 Motherhood Maternity Outlet stores), 27 A Pea in the Pod stores, 75 Destination Maternity stores, and 637 leased maternity apparel departments. In comparison, as of January 28, 2017 we operated a total of 515 stores and 1,220 total retail locations: 408 Motherhood Maternity stores (including 97 Motherhood Maternity Outlet stores), 26 A Pea in the Pod stores, 81 Destination Maternity stores, and 705 leased maternity apparel departments. As of February 3, 2018, our store total included 75 multi-brand Destination Maternity nameplate stores, including 43 Destination Maternity combo stores and 32 Destination Maternity superstores. In comparison, as of January 28, 2017 we operated 81 multi-brand Destination Maternity nameplate stores, including 48 Destination Maternity combo stores and 33 Destination Maternity superstores. During fiscal 2017 we opened 7 stores and closed 35 stores. In addition, during fiscal 2017 we opened 7 leased department locations and closed 75 leased department locations.

Gross Profit.     Our gross profit for fiscal 2017 decreased by 6.0%, or $13.5 million, to $213.9 million from $227.4 million for fiscal 2016, and our gross margin for fiscal 2017 was 52.6% compared to 52.4% for fiscal 2016. The decrease in gross profit for fiscal 2017 compared to fiscal 2016 was primarily due to our lower sales volume as a result of the factors discussed above, partially offset by the increased gross margin.  The year over year increase in gross margin primarily reflects reduced product costs and our exit from former leased department and licensed relationships, which historically generated lower than average gross margins.

           Selling, General and Administrative Expenses.     Our selling, general and administrative expenses for fiscal 2017 decreased by 2.3%, or $5.2 million, to $218.7 million from $223.9 million for fiscal 2016. As a percentage of net sales, selling, general and administrative expenses increased to 53.8% for fiscal 2017 from 51.6% for fiscal 2016.  This decrease in expense in fiscal 2017 compared to fiscal 2016 reflects cost reductions resulting from our continued closure of underperforming stores, the wind down of the Kohl’s, Sears and Gordmans relationships and other employee cost reductions, partially offset by increased marketing and advertising costs related to the increase in e-commerce sales, and expenses related to the additional 53rd  week of operations in fiscal 2017.  The increase in expense as a percent of sales reflects the unfavorable leverage from our decreased sales due to the relatively fixed nature of much of our expenses.

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

Income Tax Provision (Benefit).   The 2017 U.S. Tax Cuts and Jobs Act (the “TCJA”) was enacted on December 22, 2017.  The TCJA includes a number of changes to the U.S. corporate income tax, including a reduction of the corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017, enhancing and extending through 2026 the option to claim accelerated depreciation on qualified property, eliminating the corporate alternative minimum tax (AMT) and changing how existing AMT credits can be utilized, a new limitation on deductible interest expense and limitations on the use of net operating loss carryforwards created in tax years beginning after December 31, 2017.  For fiscal 2017 the Company used a blended effective tax rate of 33.7% which represents the pro-rata percentage from the TCJA’s January 1, 2018 effective date and our February 3, 2018 fiscal year-end.  The Company recorded an $10.2 million reduction in our net deferred tax asset to reflect the remeasurement of the asset value from a tax rate of 35% to 21%.  The Company had previously recorded a valuation allowance against its deferred tax assets therefore the revaluation did not have an impact on our 2017 tax provision.

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

Net Loss.     Net loss for fiscal 2017 was $21.6 million, or $1.57 per share (diluted), compared to net loss of $32.8 million, or $2.39 per share (diluted), for fiscal 2016. Adjusted net loss for fiscal 2017 includes a $7.8 million, non-cash charge related to a change in the valuation allowance against net deferred tax assets, other charges of $3.2 million, net of tax, related to management and organizational changes, and the now terminated merger, a non-cash charge form the loss on extinguishment of debt, net of tax, of $1.0 million and revenue of $0.5 million net of tax, related to a cumulative adjustment for change in accounting principle.  After these adjustments, our adjusted net loss for fiscal 2017 was $10.2 million, or $0.74 per share (diluted). Adjusted net loss for fiscal 2016 was primarily related to a non-cash valuation allowance charge of $27.8 million against our deferred tax assets, other charges of $2.0 million, net of tax, related to a proposed business combination and $1.1 million, net of tax, related to management and organizational changes. Before these charges, our adjusted net loss for fiscal 2016 was $1.9 million, or $0.14 per share (diluted).

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

Following is a reconciliation of net loss and net loss per share (diluted) (“Diluted EPS”) to adjusted net loss and adjusted Diluted EPS for the twelve months ended February 3, 2018 and January 28, 2017 (in thousands, except per share amounts):

	Twelve Months Ended
	February 3. 3018			January 28. 3017
	Net Loss	Diluted Shares	Diluted EPS	Net Loss	Diluted Shares	Diluted EPS

Net loss as reported	$(21,597)	13,788	$(1.57)	$(32,760)	13,702	$(2.39)
Adjustments to net loss
Other charges	4,912	—		4,914	—
Loss on extinguishment of debt	1,542	—		—	—
Effect of change in accounting principle	(764)	—		—	—
Income tax effect of adjustments to net loss (1)	(2,044)	—		(1,858)	—
Deferred tax valuation allowance	7,758	—		27,758	—
Net loss as adjusted	$(10,193)	13,788	$(0.74)	$(1,946)	13,702	$(0.14)

(1)	Income tax effect of adjustments to net loss represents the differences in income tax provision calculated with and without the specified pretax expense.

Following is a reconciliation of net loss to Adjusted EBITDA and Adjusted EBITDA before other charges for the twelve months ended February 3, 2018 and January 28, 2017 (in thousands):

	Twelve Months Ended
	February 3, 2018	January 28, 2017

Net loss	$(21,597)	$(32,760)
Income tax provision	2	25,050
Interest expense, net	4,045	3,575
Loss on extinguishment of debt	1,542	-
Operating loss	(16,008)	(4,135)
Depreciation and amortization expense	17,592	18,032
Loss on impairment of long-lived assets	5,775	2,388
Loss on disposal of assets	349	272
Stock-based compensation expense	1,154	1,801
Adjusted EBITDA	8,862	18,358
Other charges	4,912	4,914
Effect of change in accounting principle	(764)	-
Adjusted EBITDA before other charges and effect of change in accounting principle	$13,010	$23,272

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

Cash and cash equivalents decreased by $0.5 million during fiscal 2018 compared to a decrease of $1.2 million during fiscal 2017.

Cash used in operations was $1.8 million for fiscal 2018, a decrease of $10.7 million from the $8.9 million in cash provided by operations for fiscal 2017. This decrease in cash provided by operations versus the comparable prior year period was primarily the result of an $12.4 million increase in our net investment in inventory, (change in inventory less change in accounts payable), and a $4.7 million reduction in depreciation, amortization and impairment of long-lived assets, partially offset by a $7.3 million reduction in our net loss.

On February 1, 2018 (the “Closing Date”) the Company entered into a Term Loan Credit Agreement (the “Term Loan Agreement”) which provides for a term loan of up to $25.0M (the “Term Loan”).  On the Closing Date we borrowed $22.5M against the Term Loan and used the proceeds, in addition to $3.6M borrowed under our Credit Facility to pay off the balance of our then existing term loan (the “Prior Term Loan”) and fees relating to the financing.

The Term Loan, which matures on January 31, 2023 (the “Maturity Date”), provided for an additional loan of $2.5M which can be borrowed at the Company’s discretion within a period of 45 days after delivery to the lender of our first quarter fiscal 2018 financial statement and the satisfaction of certain other requirements.  The Company met these requirements and borrowed the additional $2.5 million on July 16, 2018.  There is a minimum excess availability requirement of the greater of 10% of the combined loan cap, as defined in the Term Loan Agreement, or $7.0M. The interest rate on the Term Loan is equal to a LIBOR rate plus 9.0%.  We are required to make minimum payments of $312,500 each quarter commencing on July 31, 2018, with the remaining outstanding balance payable on the Maturity Date.  The Term Loan can be prepaid at our option, subject to certain restrictions and subject to a prepayment premium as follows: 1) if prepayment occurs on or prior to the second anniversary of the Closing Date, the greater of a) interest on the prepayment that would otherwise have been paid with the 24 month period following the Closing Date minus actual interest payments made through the prepayment date and b) 2% of the prepayment, and 2) 2% of the prepayment amount if paid between the second and third anniversary of the Closing Date.

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

As of February 2, 2019, we had $20.4 million in outstanding borrowings and $6.9 million in letters of credit outstanding under the Credit Facility with $15.3 million of availability, As of February 3, 2018 we had $8.0 million in outstanding borrowings and $7.3 million in letters of credit with $26.8 million of availability. For fiscal 2018 our borrowings had a weighted interest rate of 4.14% per annum, our average level of borrowing was $19.2 million and our maximum borrowing at any time was $32.5 million.  For fiscal 2017 borrowings had a weighted interest rate of 3.65% per annum. During fiscal 2017 our average level of direct borrowings was $9.5 million and our maximum borrowings at any time were $17.0 million.

As of February 2, 2019, and February 3, 2018, there was $2.9 million and $6.1 million, respectively, outstanding under a five-year equipment financing arrangement with our Credit Facility bank. The equipment note bears annual interest at 3.38%, with payments of $0.3 million (including interest) due monthly through December 2019. The equipment note is collateralized by substantially all of the material handling equipment at our distribution facility in Florence, New Jersey.

On June 6, 2017 the Company received $3.4 million in proceeds from a three-year financing arrangement in the form of a sale and leaseback for certain furniture, fixtures and software.  Monthly payments under the leaseback arrangement are $123,000 for the first 24 months and $48,000 for months 25 to 36.  At the end of the leaseback term, the Company has the option to extend the financing for an additional year or repurchase the property for a price to be agreed upon.  All proceeds from the transaction were used to prepay a portion of the Company’s Term Loan.  As of February 2, 2019, and February 3, 2018, there was $1.4 million and $2.7 million of principal outstanding under the arrangement.

Based on our current operating plan, management believes that our cash and working capital positions, expected operating cash flows and available borrowing capacity will be sufficient to fund our cash requirements for working capital and capital expenditures for at least the next 12 months. We have based this belief on assumptions that we believe are reasonable but may not be realized due to a variety of factors including lower than anticipated net sales or gross margins, higher than expected expenses, a failure to actualize these assumptions, continued or declining levels of economic or retail industry conditions, or other events, including those factors discussed in Part I, Item 1A “Risk Factors” of this Form 10-K. As a result, we could use our available capital resources sooner than we currently expect. Furthermore, our operating plan may change, and we may need additional funds sooner than planned. If we are unable to obtain needed funds from the aforementioned sources, we will likely need to seek other sources of financing as well as defer, reduce or eliminate planned expenditures, which would impair our growth prospects and could otherwise negatively impact our business.

Facilities Relocations

In 2015 we completed the relocation of our corporate headquarters and distribution operations. We had cumulative capital expenditures associated with these relocations of $40 million, with nearly $4 million of this amount offset by construction allowance contributions from the landlord for our new headquarters building.  To partially offset the costs of these relocations, the Board of the

NJEDA approved us for an incentive package of up to $40 million in benefits under Grow NJ in the form of transferrable New Jersey State income tax credits of up to $4.0 million per year over a ten-year period. The annual benefit amount available to us is expected to significantly exceed our annual income tax liability to New Jersey. In order to maximize the realizable value of our incentive package, we entered into an agreement with a third party to sell 75% or more of the annual income tax credits awarded to us. In May 2016 NJEDA delivered our initial tax credit certificate which was earned in fiscal 2016.  In fiscal 2018, 2017 and 2016 the Company’s Grow NJ award (net of valuation allowance) was $2.7 million, $2.8 million and $3.3 million, respectively.   Refer to Note 15, “Government Incentives,” in the Notes to Consolidated Financial Statements for further information on the Grow NJ program.

Contractual Obligations and Commercial Commitments

We have entered into agreements that create contractual obligations and commercial commitments. These obligations and commitments will have an impact on future liquidity and the availability of capital resources. The tables below set forth a summary of these obligations and commitments as of February 2, 2019 (in thousands):

Contractual Obligations:

		Payments Due by Period
		Less	One	Three	After
	Total	Than One	to Three	to Five	Five
Description	Obligations (1)	Year	Years	Years	Years
Long-term debt	$28,366	$4,953	3,100	$20,313	$—
Interest related to long-term debt (2)	10,499	2,970	5,174	2,355	—
Operating leases (3)	173,396	36,417	50,824	37,693	48,462
Purchase obligations (4)	44,804	44,804	—	—	—
Total contractual cash obligations	$257,065	$89,144	$59,098	$60,361	$48,462

(1)	The amounts in this table exclude obligations under employment agreements that we have with certain of our employees.
(2)	Variable rate interest costs on long-term debt were estimated using the interest rate in effect as of February 2, 2019.
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

Commercial Commitments:

		Amount of Commitment Per Period
Description	Total Obligations	Less Than One Year	One to Three Years	Three to Five Years	After Five Years
Credit facility (1)	$6,909	$6,909	$—	$—	$—
Other standby letters of credit	—	—	—	—	—
Total commercial commitments	$6,909	$6,909	$—	$—	$—

(1)	Consists of outstanding letter of credit commitments under our Credit Facility as of February 2, 2019.

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

Inventories.      We value our inventories, which consist primarily of maternity apparel, at the lower of cost or net realizable value. Cost is determined on the first-in, first-out method (FIFO) and includes the cost of merchandise, freight, duty and broker fees, as well as applied product-related overhead. A periodic review of inventory quantities on hand is performed in order to determine if inventory is properly valued at the lower of cost or net realizable value. Factors related to current inventories such as future consumer demand and fashion trends, current aging, current analysis of merchandise based on receipt date, current and anticipated retail markdowns or wholesale discounts, and class or type of inventory are analyzed to determine estimated net realizable values. Criteria utilized by us to determine the net realizable value of our inventories and the related level of required inventory reserves include factors such as the amount of merchandise received within the past twelve months, merchandise received more than one year before with quantities on-hand in excess of twelve months of sales, and merchandise currently selling below cost. A provision is recorded to reduce the cost of inventories to its estimated net realizable value, if required. Inventories as of February 2, 2019 and February 3, 2018 totaled $70.9 million and $71.3 million, respectively, representing 48.0% and 43.8% of total assets, respectively. Given the significance of inventories to our consolidated financial statements, the determination of net realizable values is considered to be a critical accounting estimate. Any significant unanticipated changes in the factors noted above could have a significant impact on the value of our inventories and our reported operating results.

Long-Lived Assets.     Our long-lived assets consist principally of store leasehold improvements, material handling equipment, information technology systems, and other furniture and fixtures (included in “property and equipment, net” in our consolidated balance sheets) and, to a much lesser extent, patent and lease acquisition costs (included in “other intangible assets, net” in our consolidated balance sheets). These long-lived assets are recorded at cost and are amortized using the straight-line method over the shorter of the lease term or their useful life. Net long-lived assets as of February 2, 2019 and February 3, 2018 totaled $51.5 million and $66.1 million, respectively, representing 34.9% and 40.7% of total assets, respectively.

In assessing potential impairment of these assets, we periodically evaluate the historical and forecasted operating results and cash flows on a location-by-location basis. Newly opened retail locations may take time to generate positive operating and cash flow results. Factors such as 1) retail location type, that is, Company store or leased department, 2) retail nameplate, that is, Motherhood, Pea or Destination Maternity, 3) geographic location, for example, urban area versus suburb, 4) current marketplace awareness of our brands, 5) local customer demographic data, 6) anchor stores within the mall in which our retail location is premised and 7) current fashion trends are all considered in determining the time frame required for a retail location to achieve positive financial results, which is assumed to be within two years from the date a retail location is opened. If economic conditions are substantially different from our expectations, the carrying value of certain of our long-lived assets may become impaired. As a result of our impairment assessment, we recorded write-downs of long-lived assets of $3.1 million, $5.8 million and $2.4 million during fiscal 2018, fiscal 2017 and fiscal 2016 respectively.

Government Incentives.     To partially offset the costs of the relocations of our corporate headquarters and distribution operations from Philadelphia, Pennsylvania to southern New Jersey, the Board of the NJEDA approved us for an incentive package of up to $40 million in benefits under Grow NJ in the form of transferrable income tax credits over a ten-year period from the State of New Jersey. The Grow NJ award benefit is recognized ratably over the ten-year life of the award and provides the Company with transferrable income tax credits of up to $4.0 million annually, with a net pretax cash realizable value of up to $3.6 million annually. The annual benefit amount available to us is expected to significantly exceed our annual income tax liability to New Jersey. In order to maximize the realizable value of our incentive package we have entered into an agreement with a third party that allows us to sell up to 100% of the annual income tax credits.

We recognize the estimated benefit from our Grow NJ award as a reduction to distribution center and corporate headquarters costs that result from the relocation of these facilities to New Jersey (primarily occupancy expenses and equipment depreciation). When recognized, such income tax credits are included in our consolidated balance sheets as deferred income tax assets, net of a valuation allowance, and net of federal and state income tax effect, to reflect the expected after-tax amount to be realized from subsequent sales of the income tax credits. We began to recognize the benefit of our Grow NJ award in fiscal 2016 and deferred income tax assets as of February 2, 2019 and February 3, 2018 related to the award totaled $2.7 million and $2.8 million, respectively, representing 1.8% and 1.7% of total assets.

In order to receive the benefits of the incentive package we need to meet certain levels of annual jobs and other requirements. We record an accrual for the estimated realizable amount of our Grow NJ award based on our monthly average pre- and post-relocation employment levels in New Jersey. We continually monitor our compliance with the requirements of our incentive package.

If we do not meet these job levels or other requirements on an annual basis, we will not receive some or all of the benefits. The estimated deferred income tax asset and our reported operating results could be significantly affected if we are unable to receive the full amount of the award benefits from NJEDA or are unable to sell or otherwise utilize the income tax credits. The Company estimates that in fiscal 2019 it will receive approximately $2.9 million of transferrable tax credits with a net pretax realizable value of approximately $2.6 million.

Income Taxes.     As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process requires us to estimate our actual current tax exposure (including interest and penalties) together with assessing temporary differences resulting from differing treatment of items, such as depreciation of property and equipment and valuation of inventories, for tax and accounting purposes. We establish reserves for certain tax positions that we believe are supportable but are potentially subject to successful challenge by the applicable taxing authority. We determine our provision for income taxes based on federal, state and foreign tax laws and regulations currently in effect, some of which have been recently revised. Legislation changes in jurisdictions in which we operate, if enacted, could increase our transactions or activities subject to tax. Any such legislation that becomes law could result in an increase in our income tax expense and our income taxes paid, which could have a material and adverse effect on our net income or cash flow.

Federal net operating loss and tax credit carryforwards, certain state net operating loss carryforwards, and temporary differences between the book and tax treatment of income and expenses result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. We must periodically assess the likelihood that our deferred tax assets will be recovered from future taxable income. To the extent we believe that recovery is not more likely than not, we must establish a valuation allowance to reduce deferred tax assets to the amount considered realizable. The evaluation of the realizability of deferred tax assets includes consideration of all available evidence, both positive and negative, regarding historical operating results including recent years with reported losses, the estimated timing of future reversals of existing taxable temporary differences, estimated future taxable income exclusive of reversing temporary differences and carryforwards, and potential tax planning strategies which may be employed to prevent an operating loss or tax credit carryforward from expiring unused. In situations where a three-year cumulative loss condition exists, accounting standards limit the ability to consider projections of future results as positive evidence to assess the realizability of deferred tax assets. In fiscal 2016 our financial results reflected a three-year cumulative loss. The three-year cumulative loss constitutes significant negative evidence, limiting our ability to consider other positive evidence, such as our projections for future growth. Consequently, in fiscal 2016 we recorded a non-cash charge of $27.8 million as a valuation allowance against substantially all of our deferred tax assets. In fiscal 2018 and fiscal 2017 we continued to record a valuation allowance against substantially all of our deferred tax assts. This valuation allowance has no effect on our ability to utilize the deferred tax assets to offset future taxable income, if generated. As required by GAAP, we will continue to assess the likelihood that our deferred tax assets will be realizable in the future and the valuation allowance will be adjusted accordingly. The tax benefits relating to any reversal of the valuation allowance on the net deferred tax assets in a future period will be recognized as a reduction of future income tax expense in that period. Actual results could differ from our assessments if adequate taxable income is not generated in future periods. Net deferred tax assets (including our Grow NJ award benefit discussed above) as of February 2, 2019 and February 3, 2018 totaled $2.7 million and $2.8 million, respectively, representing 1.8% and 1.7% of total assets, respectively.

On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJA”) was enacted.  The TCJA includes a number of changes to existing U.S. tax laws that impact the Company, most notably a reduction in the U.S. Corporate tax rate from 35% to 21% for tax years beginning after December 31, 2017.  As a result of the TCJA, the Company’s effective U.S. Corporate income tax rate for fiscal 2018 was 21% compared to a rate of 33.7% for fiscal 2017.  The rate for fiscal 2017 reflects the pro rata impact of the TCJA’s rate reduction from the December 31, 2017 effective date through the February 3, 2018 end of our fiscal year.

Contingencies.     From time to time, we are named as a defendant in legal actions arising from our normal business activities. We account for contingencies such as these in accordance with applicable accounting standards, which require us to record an estimated loss contingency when information available prior to issuance of our financial statements indicates that it is probable that an asset has been impaired, or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accounting for contingencies arising from contractual or legal proceedings requires management, after consultation with outside legal counsel, to use its best judgment when estimating an accrual related to such contingencies. As additional information becomes known, our accrual for a loss contingency could fluctuate, thereby creating variability in our results of operations from period to period. Likewise, an actual loss arising from a loss contingency which significantly exceeds the amount accrued for in our financial statements could have a material adverse impact on our operating results for the period in which such actual loss becomes known.

Recent Accounting Pronouncements

Adopted

In May 2017 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU No. 2017-09 was effective for financial statements issued for annual reporting periods beginning after December 15, 2017 and interim periods within those years. Earlier application was permitted. The Company adopted ASU No. 2017-09 effective February 4, 2018 and the adoption did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In October 2016 the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. ASU No. 2016-16 amends the accounting for income taxes and requires the recognition of the income tax consequences of an intercompany asset transfer, other than transfers of inventory, when the transfer occurs. For intercompany transfers of inventory, the income tax effects will continue to be deferred until the inventory has been sold to a third party. ASU No. 2016-16 was effective for financial statements issued for annual reporting periods beginning after December 15, 2017 and interim periods within those years, using a modified retrospective application method through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Earlier application was permitted. The Company adopted ASU No. 2016-16 effective February 4, 2018 and the adoption did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In August 2016 the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU No. 2016-15 clarifies and provides guidance on eight specific cash flow classification issues and is intended to reduce existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU No. 2016-15 was effective for annual reporting periods beginning after December 15, 2017 and interim periods within those years. Earlier application was permitted, provided that all of the amendments are adopted in the same period. The Company adopted ASU No. 2016-15 effective February 4, 2018 and the adoption did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In May 2014 the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU No. 2014-09 requires an entity to recognize revenue for the amount of consideration to which it expects to be entitled for the transfer of promised goods or services to customers. Additionally, ASU No. 2014-09 requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. The standard replaced existing revenue recognition guidance in GAAP when it became effective. ASU No. 2014-09 was effective for financial statements issued for annual reporting periods beginning after December 15, 2016 and interim periods within those years. In August 2015 the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date which deferred the effective date of ASU No. 2014-09 by one year, making the guidance effective for fiscal years beginning after December 15, 2017.

Management adopted this guidance on February 4, 2018 using the modified retrospective approach.  This ASU required that sales return reserves be presented on a gross basis as a refund liability and an asset for recovery and that the asset be reported separate from inventory on the Company’s consolidated balance sheet.  Prior to the adoption of this ASU the Company had recorded its sales return reserve on a gross basis with the asset for recovery recorded as a component of inventory. The impact of adoption on the Company’s consolidated balance sheet as of February 2, 2019 is as follows:

			Excluding ASU
(in thousands)	As Reported	ASU 2014-09 Effect	2014-09 Effect

Inventories	$70,872	$(1,026)	$69,846
Prepaid expenses and other current assets	9,407	1,026	10,433

There was no impact from adoption on the Company’s consolidated statements of operations or consolidated statements of cash flow.

Not Yet Adopted

In February 2016 the FASB issued ASU No. 2016-02, Leases (“Topic 842”). ASU No. 2016-02 affects any entity that enters into a lease (as that term is defined in the ASU) and its guidance supersedes Topic 840, Leases. As it substantively relates to the Company, Topic 842 requires lessees to recognize a right-of-use (“ROU”) asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position. For finance leases, lessees are required to recognize interest on the lease liability separately from amortization of the ROU asset in the statement of comprehensive income and to classify repayments of the principal portion of the lease liability within financing activities and payments of interest on the lease liability and variable lease payments within operating activities in the statement of cash flows. For operating leases, lessees are required to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis, and to classify all cash payments within operating activities in the statement of cash flows. Topic 842 is effective for the Company on February 3, 2019. In transition, lessees are required to recognize and measure leases using a modified retrospective approach and the Company has chosen to use its effective date as its date of initial application.  Consequently, financial information and the disclosures required under Topic 842 will not be provided for periods prior to February 3, 2019. The new standard provides a number of optional practical expedients in transition. We expect to elect the ‘package of practical expedients’, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. The standard will have no impact on our debt-covenant compliance under our current agreements.

While the Company is still in the process of completing its assessment of the impact Topic 842 will have on its consolidated financial statements, we have performed various procedures to determine the impact on our accounting systems, processes and internal controls over financial reporting to support implementation of this new accounting standard. The Company has identified a population of approximately 450 leases which have been abstracted into our lease accounting software solution. This software will be used to assist in the calculation of initial balance sheet values as well as the ongoing accounting entries and disclosures related to the implementation of Topic 842. The Company expects this standard will have a material impact on the Company’s consolidated financial statements with the most significant effects relating to the recognition of new ROU assets and lease liabilities on our balance sheet for our retail store, distribution center and corporate office leases. At adoption, we currently expect to record new lease liabilities within a range of $150 million to $170 million based on the present value of the remaining minimum lease payments using discounts rates as of the effective date. We expect to record corresponding ROU assets within a range of $125 million to $145 million based on the operating lease liabilities adjusted for deferred rent, unamortized initial direct costs, unamortized lease incentives received, and impairment of ROU assets. The ROU asset impairment will be recognized as an adjustment to retained earnings as of the effective date because the impairments existed at the time of adoption.

In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. ASU 2018-15 requires implementation costs incurred by customers in cloud computing arrangements to be deferred over the non-cancellable term of the cloud computing arrangements plus any optional renewal periods (1) that are reasonably certain to be exercised by the customer or (2) for which exercise of the renewal option is controlled by the cloud service provider. The effective date of this pronouncement is for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, and early adoption is permitted. The standard can be adopted either using the prospective or retrospective transition approach. The Company is currently evaluating the impact of this pronouncement on the Company’s consolidated financial statements and disclosures.

Change in Accounting Principle

The Company sells gift cards to its customers in its retail stores, through its websites and through select third parties. The portion of gift cards sold to customers which are never redeemed is commonly referred to as gift card breakage. Prior to fiscal 2017 the Company recognized revenue from gift card breakage after it determined that any legal obligation to report and remit the value associated with abandoned property had been satisfied. The Company accumulated a significant amount of historical data from its past gift card transactions, allowing it to reasonably and objectively determine the pattern of gift card redemptions and a related estimated gift card breakage rate. In the first quarter of fiscal 2017 the Company elected to record revenue from gift card breakage over the period of, and in proportion to, the actual redemptions of gift cards based on the Company’s historical breakage. The Company believes this method is preferable as it better reflects the gift card earnings process resulting in the recognition of gift card breakage income over the period of gift card redemptions (i.e., over the performance period).

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

Forward-Looking Statements

Some of the information in this report, including the information incorporated by reference (as well as information included in oral statements or other written statements made or to be made by us), contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements involve a number of risks and uncertainties. A number of factors could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, but are not limited to: the strength or weakness of the retail industry in general and of apparel purchases in particular, our ability to successfully manage our various business initiatives, the success of our international business and its expansion, our ability to successfully manage, retain and expand our leased department and international franchise relationships and marketing partnerships, future sales trends in our various sales channels, unusual weather patterns, changes in consumer spending patterns, raw material price increases, overall economic conditions and other factors affecting consumer confidence, demographics and other macroeconomic factors that may impact the level of spending for maternity apparel (such as fluctuations in pregnancy rates and birth rates), unanticipated cybersecurity attacks or other IT failures, expense savings initiatives, our ability to anticipate and respond to fashion trends and consumer preferences, unanticipated fluctuations in our operating results, the impact of competition and fluctuations in the price, availability and quality of raw materials and contracted products, availability of suitable store locations, continued availability of capital and financing, our ability to hire, develop and retain senior management and sales associates, our ability to develop and source merchandise, our ability to receive production from foreign sources on a timely basis, our compliance with applicable financial and other covenants under our financing arrangements, potential debt prepayments, the trading liquidity of our common stock, changes in market interest rates, our compliance with certain tax incentive and abatement programs, war or acts of terrorism and other factors referenced in this report, including those set forth under the caption “Item 1A. Risk Factors.”

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

As of February 2, 2019, we had cash and cash equivalents of $1.2 million. A change in market interest rates earned on our investments impacts the interest income and cash flows but does not materially impact the fair market value of the financial instruments. Due to the low balance, average maturity and conservative nature of our investment portfolio, we believe a sudden change in interest rates would not have a material effect on the value of our investment portfolio. The impact on our future interest income resulting from changes in investment yields will depend largely on the gross amount of our investment portfolio at that time. However, based upon the conservative nature of our investment portfolio and current experience, we do not believe a decrease in investment yields would have a material negative effect on our interest income.

The components of our debt portfolio as of February 2, 2019 are $24.1 million due under our Term Loan, $2.9 million due under our equipment note, $1.4 million due under a sale and leaseback transaction and the $50.0 million Credit Facility. Each of the components of our debt portfolio are denominated in United States dollars. The fair value of the debt portfolio is referred to as the “debt value.” The equipment note bears interest at a fixed rate of 3.38%. Although a change in market interest rates would not affect the interest incurred or cash flow related to this fixed rate portion of the debt portfolio, the debt value would be affected.

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

Our Credit Facility has variable interest rates that are tied to market indices. As of February 2, 2019, we had $20.4 million of direct borrowings and $6.9 million of letters of credit outstanding under our Credit Facility. As of February 2, 2019, borrowings under the Credit Facility would have resulted in interest at a rate between approximately 4.10% and 5.75% per annum. Interest on any future borrowings under the Credit Facility would, to the extent of outstanding borrowings, be affected by changes in market interest rates. A change in market interest rates on the variable rate portion of our debt portfolio would impact the interest expense incurred and cash flows.

The sensitivity analysis as it relates to the fixed rate portion of our debt portfolio assumes an instantaneous 100 basis point move in interest rates from their levels as of February 2, 2019, with all other variables held constant. A 100-basis point increase in market interest rates would result in a decrease in the value of the debt by less than $0.1 million as of February 2, 2019. A 100-basis point decline in market interest rates would cause the debt value to increase by less than $0.1 million as of February 2, 2019.

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

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to our management on a timely basis to allow decisions regarding required disclosure. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of February 2, 2019. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of February 2, 2019 these disclosure controls and procedures were effective.

Internal Control over Financial Reporting

(a)    Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of financial statements for external purposes in accordance with U. S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U. S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management, under the oversight of our principle executive officer, principle financial officer and board of directors, assessed the effectiveness of the Company’s internal control over financial reporting as of February 2, 2019, the end of the Company’s fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and the Company’s overall control environment.

Based on its assessment, management has concluded that the Company’s internal control over financial reporting was effective as of February 2, 2019 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. The results of management’s assessment were reviewed with the Audit Committee of the Company’s Board of Directors.

Pursuant to Regulation S-K 308(b), this Annual Report on Form 10-K does not include an attestation report of our Company’s registered public accounting firm regarding internal control over financial reporting.

(b)    Change in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting identified in connection with management’s evaluation that occurred during the fiscal quarter ended February 2, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of February 2, 2019 regarding the number of shares of common stock that may be issued under our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	594,873	(1)	$5.68	(2)	797,159	(3)
Equity compensation plans not approved by security holders	—		$—		—
Total	594,873		$5.68		797,159

(1)

Reflects shares subject to options, restricted stock units and deferred stock units outstanding under the 2005 Plan. Restricted stock units subject to performance-based vesting requirements are reported assuming that the target level of performance is achieved.  If the maximum level of performance is assumed to be achieved, the number of securities reported in this column would increase to 708,199.

(2)

Reflects the weighted-average exercise price of stock options outstanding under the 2005 Plan.  Restricted stock units and deferred stock units, for which no exercise price is payable by a recipient upon vesting or settlement, are not taken into account for purposes of this calculation.

(3)	Reflects shares available for issuance of awards under the 2005 Plan.

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

(3)	Exhibits

See following Index of Exhibits.

INDEX OF EXHIBITS

Exhibit No.	Description

*3.1	Restated Certificate of Incorporation of the Company (Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2008)

*3.2	Bylaws of the Company, effective December 22, 2016 (Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2018, filed on April 19, 2018).

*4.1	Certificate of Elimination of Series B Junior Participating Preferred Stock, dated July 25, 2018. (Exhibit 4.1 to the Company’s Current Report on Form 8-K dated July 25, 2018)

†*10.1	Form of Non-Qualified Stock Option Agreement under the Company’s 2005 Equity Incentive Plan (Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2006)

†*10.2	Form of Restricted Stock Unit Award Agreement under the Company’s 2005 Equity Incentive Plan (Exhibit 10.47 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011)

†*10.3	Amended and Restated 2005 Equity Incentive Plan (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 19, 2017)

†*10.4	Destination Maternity Corporation Stock Ownership Guidelines (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 24, 2014 (the “January 24, 2014 Form 8-K”))

†*10.5	Non-Employee Director Compensation Policy (Exhibit 10.2 to the January 24, 2014 Form 8-K) [1]

*10.6

Agreement and Plan of Merger, dated as of December 19, 2016, by and among Destination Maternity Corporation, Orchestra-Prémaman S.A. and US OP Corporation (Exhibit 2.1 to the Company’s Current Report on Form 8-K dated December 19, 2016)

†*10.7	Destination Maternity Corporation 2013 Management Incentive Program, as amended effective December 3, 2014 (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 1, 2014)

†*10.8	Form of Restricted Stock Unit Award Agreement under the Company’s 2005 Equity Incentive Plan (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 1, 2015)

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

†*10.12	Transaction Bonus and Retention Agreement, dated May 31, 2016, by and between the Company and Ronald J. Masciantonio (Exhibit 10.2 to the May 31, 2016 Form 8-K)

†*10.13	Amended and Restated Executive Employment Agreement, dated May 31, 2016, by and between the Company and Ronald J. Masciantonio (Exhibit 10.3 to the May 31, 2016 Form 8-K)

†*10.14	Executive Employment Agreement dated July 20, 2016 between David Stern and the Company (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 1, 2016) (the “August 1, 2016 Form 8-K”)

†*10.15	Non-Qualified Stock Option Inducement Award Agreement dated August 1, 2016 between David Stern and the Company (Exhibit 10.2 to the August 1, 2016 Form 8-K)

†*10.16	Restricted Stock Inducement Award Agreement dated August 1, 2016 between David Stern and the Company (Exhibit 10.3 to the August 1, 2016 Form 8-K)

Exhibit No.	Description
†*10.17	Restricted Stock Unit Inducement Award Agreement dated August 1, 2016 between David Stern and the Company (Exhibit 10.4 to the August 1, 2016 Form 8-K)

*10.18

Governance Agreement, dated as of December 19, 2016, by and among Destination Maternity Corporation, Orchestra-Prémaman S.A. and Yeled Invest S.à.r.l. (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 19, 2016 (the “December 19, 2016 Form 8-K”))

*10.19

Consent and Amendment No. 1 to Amended and Restated Credit Agreement, dated as of December 18, 2016, by and among Wells Fargo Bank, National Association, Destination Maternity Corporation, Cave Springs, Inc., Mothers Work Canada, Inc. and DM Urban Renewal, LLC (Exhibit 10.2 to the December 19, 2016 Form 8-K)

*10.20

Consent and Amendment No. 1 to Term Loan Credit Agreement, dated as of December 18, 2016, by and among Wells Fargo Bank, National Association, TPG Specialty Lending, Inc., Destination Maternity Corporation, Cave Springs, Inc., Mothers Work Canada, Inc., and DM Urban Renewal, LLC (Exhibit 10.3 to the December 19, 2016 Form 8-K)

*10.21

First Amendment to Intercreditor Agreement, dated December 18, 2016, by and among Wells Fargo Bank, National Association, Destination Maternity Corporation, Cave Springs, Inc., Mothers Work Canada, Inc. and DM Urban Renewal, LLC (Exhibit 10.4 to the December 19, 2016 Form 8-K)

†*10.22	Amendment to Transaction Bonus and Retention Agreement, dated January 6, 2017, by and between the Company and Ronald J. Masciantonio (Exhibit 10.2 to the January 6, 2017 Form 8-K)

*10.23

Consulting Agreement, dated as of January 27, 2017, by and between Destination Maternity Corporation and Orchestra-Prémaman USA Inc. (Exhibit 10.37 to Company’s Annual Report on Form 10-K for the year ended January 28, 2017 (the “2017 Form 10-K”))

*10.24

Consulting Agreement for Construction Project Management and Architectural Services, dated as of February 3, 2017, by and between Destination Maternity and Orchestra-Prémaman USA Inc. (Exhibit 10.38 to the 2017 Form 10-K)

*10.25

Amendment No. 2 to Amended and Restated Credit Agreement, dated as of April 7, 2017, by and among Wells Fargo Bank, National Association, Destination Maternity Corporation, Cave Springs, Inc., Mothers Work Canada, Inc. and DM Urban Renewal, LLC (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 7, 2017 (the “April 7, 2017 Form 8-K”))

*10.26

Amendment No. 2 to Term Loan Credit Agreement, dated as of April 7, 2017, by and among Wells Fargo Bank, National Association, TPG Specialty Lending, Inc., Destination Maternity Corporation, Cave Springs, Inc., Mothers Work Canada, Inc., and DM Urban Renewal, LLC (Exhibit 10.2 to the April 7, 2017 Form 8-K)

*10.27

Second Amendment to Intercreditor Agreement, dated as of April 7, 2017, by and among Wells Fargo Bank, National Association, Destination Maternity Corporation, Cave Springs, Inc., Mothers Work Canada, Inc. and DM Urban Renewal, LLC (Exhibit 10.3 to the April 7, 2017 Form 8-K)

*10.28

Product Purchase Agreement, dated as of May 1, 2017, by and between Orchestra Prémaman USA Inc. and Destination Maternity Corporation (Exhibit 10.42 to Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the year ended January 28, 2017 (the “2016 Form 10-K/A”))

†*10.29	Executive Employment Agreement, dated as of February 21, 2017, by and among Ronald J. Masciantonio, Orchestra Prémaman S.A. and US OP Corporation (Exhibit 10.43 to the 2016 Form 10-K/A)

*10.30

Master Lease Agreement, dated as of May 25, 2017, by and between TFG-New Jersey, L.P. and Destination Maternity Corporation (Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 29, 2017 (the “April 29, 2017 Form 10-Q”))

*10.31	Lease Schedule, dated as of May 25, 2017, by and between TFG-New Jersey, L.P. and Destination Maternity Corporation (Exhibit 10.8 to the April 29, 2017 Form 10-Q)

*10.32	Bill of Sale, dated as of May 25, 2017, by and between TFG-New Jersey, L.P. and Destination Maternity Corporation (Exhibit 10.9 to the April 29, 2017 Form 10-Q)

*10.33	Sale Leaseback Agreement, dated as of May 25, 2017, by and between TFG-New Jersey, L.P. and Destination Maternity Corporation (Exhibit 10.10 to the April 29, 2017 Form 10-Q)

*10.34

Termination Agreement dated July 27, 2017, by and among Orchestra Prémaman, S.A., US OP Corporation, the Company, Yeled Invest S. à. r. l., and Orchestra Prémaman USA Inc. (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 27, 2017)

Exhibit No.	Description
†*10.35

Retention Agreement dated October 19, 2017, between the Company and Ronald J. Masciantonio (Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 28, 2017 (the “October 28, 2017 Form 10-Q”))

†*10.36	Retention Agreement dated October 19, 2017, between the Company and David Stern (Exhibit 10.5 to the October 28, 2017 Form 10-Q)

†*10.37	Letter Agreement dated January 3, 2018, between the Company and Melissa Payner-Gregor (Exhibit 10.2 to the January 2, 2018 Form 8-K)

*10.38

Term Loan Credit Agreement, dated February 1, 2018, by and among Destination Maternity Corporation and Cave Springs, Inc., as borrowers, Mothers Work Canada, Inc. and DM Urban Renewal, LLC as guarantors, the lenders from time to time party thereto and Pathlight Capital LLC, as administrative agent and lender (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 1, 2018 (the “February 1, 2018 Form 8-K”))

*10.39

Amendment No. 3 to Amended and Restated Credit Agreement, dated February 1, 2018, by and among Destination Maternity Corporation and Cave Springs, Inc., as borrowers, Mothers Work Canada, Inc. and DM Urban Renewal, LLC as guarantors, the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent and lender (Exhibit 10.2 to the February 1, 2018 Form 8-K)

*10.40

Intercreditor Agreement, dated February 1, 2018, by and between Wells Fargo Bank, National Association, as ABL agent and Pathlight Capital LLC, as term agent, acknowledged by Destination Maternity Corporation, Cave Springs, Inc., Mothers Work Canada, Inc. and DM Urban Renewal, LLC (Exhibit 10.3 to the February 1, 2018 Form 8-K)

*10.41

Support Agreement, dated as of April 2, 2018, by and between Destination Maternity Corporation, Orchestra-Prémaman S.A. and Yeled Invest S.A. (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 2, 2018)

†*10.42

Indemnification Agreement, dated April 2, 2018 between Destination Maternity Corporation and Melissa Payner-Gregor. Pursuant to Instruction 2 to Item 601 of Regulation S-K, an Indemnification Agreement that is substantially identical in all material respects, except as to the parties thereto, between the Company and each of the Company’s other directors, was not filed. (Exhibit 10.2 to the April 2, 2018 Form 8-K)

†*10.43	Release Agreement, dated June 4, 2018, between the Company and Melissa Payner-Gregor (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 29, 2018 (the “May 29, 2018 Form 8-K”))

†*10.44	Letter Agreement, dated May 30, 2018, between the Company and Marla A. Ryan (Exhibit 10.2 to the May 29, 2018 Form 8-K)

†*10.45	Separation and Release Agreement, dated June 5, 2018, between the Company and Ronald J. Masciantonio (Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 4, 2018)

†*10.46	Amendment, dated July 30, 2018, to the Letter Agreement between the Company and Marla A. Ryan, dated May 30, 2018 (Exhibit 10.1 to the Company's Current Report on Form 8-K dated July 30, 2018)

*10.47	Separation and Release Agreement, dated August 13, 2018, between the Company and David Stern (Exhibit 10.1 to the Company's Current Report on Form 8-K dated August 10, 2018)

*10.48	Commitment Letter, dated September 26, 2018, between the Company and Bank of America, N.A. (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 28, 2018)

†*10.49

Executive Employment Agreement, dated as of November 1, 2018, between the Company and Marla A. Ryan (Exhibit 10.1 to the Company's Current Report on Form 8-K dated November 1, 2018 (the "November 1, 2018 Form 8-K"))

†*10.50	Form of Restricted Stock Unit Award Agreement (Time-Based) Under the Company's 2005 Equity Incentive Plan for grants to Marla A. Ryan (Exhibit 10.2 to the November 1, 2018 Form 8-K)

†*10.51	Form of Restricted Stock Unit Award Agreement (Performance-Based) Under the Company's 2005 Equity Incentive Plan for grants to Marla A. Ryan (Exhibit 10.3 to the November 1, 2018 Form 8-K)

†*10.52	Form of Non-Qualified Stock Option Agreement Under the Company's 2005 Equity Incentive Plan for grants to Marla A. Ryan (Exhibit 10.4 to the November 1, 2018 Form 8-K)

*10.53

Commitment Extension Letter, dated as of December 17, 2018 between Destination Maternity Corporation and Bank of America, N.A. (Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 17, 2018)

†*10.54

Executive Employment Agreement, dated as of January 9, 2019, between the Company and David Helkey (Exhibit 10.1 to the Company's Current Report on Form 8-K dated January 9, 2019 (the "January 9, 2019 Form 8-K"))

Exhibit No.	Description

†*10.55	Form of Restricted Stock Unit Award Agreement (Time-Based) Under the Company's 2005 Equity Incentive Plan for grants to David Helkey (Exhibit 10.2 to the January 9, 2019 Form 8-K)

†*10.56	Form of Restricted Stock Unit Award Agreement (Performance-Based) Under the Company's 2005 Equity Incentive Plan for grants to David Helkey (Exhibit 10.3 to the January 9, 2019 Form 8-K)

†*10.57	Form of Non-Qualified Stock Option Agreement Under the Company's 2005 Equity Incentive Plan for grants to David Helkey (Exhibit 10.4 to the January 9, 2019 Form 8-K)

†*10.58

Amendment to Employment Agreement, dated as of April 23, 2018, between the Company and Ronald J. Masciantonio (Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 5, 2018)

†*10.59	Amendment to Employment Agreement, dated as of April 23, 2018, between the Company and David R. Stern (Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended May 5, 2018)

† 10.60	Executive Employment Agreement, dated as of December 4, 2017, between the Company and Rodney Schriver

*18.1	Preferability Letter Regarding Change in Accounting Principle dated June 8, 2017 from KPMG LLP (Exhibit 18.1 to the April 29, 2017 Form 10-Q)

21	Subsidiaries of the Company

23	Consent of KPMG LLP

31.1	Certification of the Interim Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Executive Vice President & Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Interim Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Executive Vice President & Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference.
†	Management contract or compensatory plan or arrangement.

Item 16.	Form 10-K Summary

Optional disclosure, not included in this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 16, 2019.

DESTINATION MATERNITY CORPORATION

By:	/S/ Marla A. Ryan
Marla A. Ryan
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on April 16, 2019, in the capacities indicated:

/S/ Marla A. Ryan Marla A. Ryan	Chief Executive Officer and Director (Principal Executive Officer)

/S/ Dave J. Helkey Dave J. Helkey	Chief Operating Officer & Chief Financial Officer (Principal Financial Officer)

/S/ Rodney Schriver Rodney Schriver	Senior Vice President & Chief Accounting Officer (Principal Accounting Officer)

/S/ Anne-Charlotte Windal Anne-Charlotte Windal	Director (Non-Executive Chairman of the Board)

/S/ Lisa Gavales Lisa Gavales	Director

/S/ Gregory W. Kleffner Gregory W. Kleffner	Director

/S/ Christopher B. Morgan Christopher B. Morgan	Director

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Destination Maternity Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Destination Maternity Corporation and subsidiaries (the “Company”) as of February 2, 2019 and February 3, 2018, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the fiscal years in the three‑year period ended February 2, 2019, and the related notes and financial statement schedule valuation and qualifying accounts (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 2, 2019 and February 3, 2018, and the results of its operations and its cash flows for each of the fiscal years in the three‑year period ended February 2, 2019, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Philadelphia, Pennsylvania
April 16, 2019

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	February 2, 2019	February 3, 2018

ASSETS
Current assets:
Cash and cash equivalents	$1,154	$1,635
Trade receivables, net	7,945	6,692
Inventories	70,872	71,256
Prepaid expenses and other current assets	9,407	11,522
Total current assets	89,378	91,105
Property and equipment, net	51,483	66,146
Other assets:
Deferred line of credit financing costs, net of accumulated amortization of $920 and $829	785	450
Other intangible assets, net of accumulated amortization of $1,043 and $907	813	953
Deferred income taxes	2,671	2,829
Other non-current assets	1,044	1,099
Total other assets	5,313	5,331
Total assets	$146,174	$162,582

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit borrowings	$20,400	$8,000
Current portion of long-term debt	4,372	4,780
Accounts payable	21,854	30,949
Accrued expenses and other current liabilities	31,056	31,661
Total current liabilities	77,682	75,390
Long-term debt	21,784	23,809
Deferred rent and other non-current liabilities	19,557	22,715
Total liabilities	119,023	121,914
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, 1,656,381 shares authorized, none outstanding	—	—
Common stock, $.01 par value; 20,000,000 shares authorized, 14,416,500 and 14,684,117 shares issued and outstanding	144	147
Additional paid-in capital	107,675	106,865
Accumulated deficit	(80,594)	(66,274)
Accumulated other comprehensive loss	(74)	(70)
Total stockholders’ equity	27,151	40,668
Total liabilities and stockholders’ equity	$146,174	$162,582

The accompanying notes are an integral part of these Consolidated Financial Statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended
	February 2, 2019	February 3, 2018	January 28, 2017

Net sales	$383,750	$406,207	$433,699
Cost of goods sold	185,603	192,355	206,271
Gross profit	198,147	213,852	227,428
Selling, general and administrative expenses	198,331	218,656	223,881
Store closing, asset impairment and asset disposal expenses	3,838	6,292	2,768
Other charges, net	5,580	4,912	4,914
Operating loss	(9,602)	(16,008)	(4,135)
Interest expense, net	4,828	4,045	3,575
Loss on extinguishment of debt	—	1,542	—
Loss before income taxes	(14,430)	(21,595)	(7,710)
Income (benefit) tax provision	(103)	2	25,050
Net loss	$(14,327)	$(21,597)	$(32,760)
Net loss per share— Basic	$(1.03)	$(1.57)	$(2.39)
Average shares outstanding— Basic	13,889	13,788	13,702
Net loss per share— Diluted	$(1.03)	$(1.57)	$(2.39)
Average shares outstanding— Diluted	13,889	13,788	13,702

The accompanying notes are an integral part of these Consolidated Financial Statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended
	February 2, 2019	February 3, 2018	January 28, 2017

Net loss	$(14,327)	$(21,597)	$(32,760)
Foreign currency translation adjustments	(4)	2	1
Comprehensive loss	$(14,331)	$(21,595)	$(32,759)

The accompanying notes are an integral part of these Consolidated Financial Statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock				Accumulated
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Loss	Total

Balance as of January 30, 2016	13,825	$138	$104,784	$(11,951)	$(73)	$92,898
Net loss	—	—	—	(32,760)	—	(32,760)
Foreign currency translation adjustments	—	—	—	—	1	1
Dividends forfeited	—	—	—	18	—	18
Stock-based compensation	191	2	1,799	—	—	1,801
Exercise of stock options, net	2	—	6	—	—	6
Tax shortfall from stock option exercises and restricted stock vesting	—	—	(760)	—	—	(760)
Repurchase and retirement of common stock	(8)	—	(54)	—	—	(54)
Balance as of January 28, 2017	14,010	140	105,775	(44,693)	(72)	61,150
Net loss	—	—	—	(21,597)	—	(21,597)
Foreign currency translation adjustments	—	—	—	—	2	2
Dividends forfeited	—	—	—	16	—	16
Stock-based compensation	693	7	1,147	—	—	1,154
Repurchase and retirement of common stock	(19)	—	(57)	—	—	(57)
Balance as of February 3, 2018	14,684	147	106,865	(66,274)	(70)	40,668
Net loss	—	—	—	(14,327)	—	(14,327)
Foreign currency translation adjustments	—	—	—	—	(4)	(4)
Dividends forfeited	—	—	—	7	—	7
Exercise of stock options, net	—	—	1	—	—	1
Stock-based compensation	416	4	967	—	—	971
Repurchase and retirement of common stock	(684)	(7)	(158)	—	—	(165)
Balance as of February 2, 2019	14,416	$144	$107,675	$(80,594)	$(74)	$27,151

The accompanying notes are an integral part of these Consolidated Financial Statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended
	February 2, 2019	February 3, 2018	January 28, 2017

Operating Activities
Net loss	$(14,327)	$(21,597)	$(32,760)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	15,505	17,592	18,032
Stock-based compensation expense	971	1,154	1,801
Loss on impairment of long-lived assets	3,137	5,775	2,388
Loss on disposal of assets	435	349	272
Loss on extinguishment of debt	—	1,542	—
Grow NJ award benefit	158	422	349
Deferred income tax provision	—	—	24,614
Amortization of deferred financing costs	690	487	328
Changes in assets and liabilities:
Decrease (increase) in:
Trade receivables	(1,253)	(1,009)	4,471
Inventories	384	(2,216)	3,469
Prepaid expenses and other current assets	2,114	(1,990)	328
Other non-current assets	55	14	37
(Decrease) increase in:
Accounts payable, accrued expenses and other current liabilities	(6,412)	8,565	(11,593)
Deferred rent and other non-current liabilities	(3,268)	(219)	(1,025)
Net cash provided by (used in) operating activities	(1,811)	8,869	10,711
Investing Activities
Capital expenditures	(4,612)	(6,649)	(12,690)
Proceeds from sale of property, plant and equipment	—	—	2
Additions to intangible assets	—	(18)	(97)
Net cash used in investing activities	(4,612)	(6,667)	(12,785)
Financing Activities
(Decrease) increase in cash overdraft	(2,832)	5,116	681
Increase (decrease) in line of credit borrowings	12,400	3,400	(23,800)
Proceeds from long-term debt	2,500	25,901	32,000
Repayment of long-term debt	(5,353)	(34,382)	(4,498)
Deferred financing costs paid	(605)	(3,406)	(1,519)
Withholding taxes on stock-based compensation paid in connection with repurchase of common stock	(165)	(57)	(54)
Proceeds from exercise of stock options	1	—	6
Net cash provided by (used in) financing activities	5,946	(3,428)	2,816
Effect of exchange rate changes on cash and cash equivalents	(4)	2	1
Net (Decrease) Increase in Cash and Cash Equivalents	(481)	(1,224)	743
Cash and Cash Equivalents, Beginning of Period	1,635	2,859	2,116
Cash and Cash Equivalents, End of Period	$1,154	$1,635	$2,859

The accompanying notes are an integral part of these Consolidated Financial Statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.	NATURE OF BUSINESS

Destination Maternity Corporation and subsidiaries (the “Company”) is a specialty designer and retailer of maternity clothing. The Company operated 1,012 retail locations as of February 2, 2019, including 458 stores and 554 leased departments, throughout the United States, Puerto Rico and Canada, and markets its maternity apparel on the Internet through its DestinationMaternity.com and brand-specific websites. The Company also has store franchise and product supply relationships in the Middle East, South Korea, Mexico and Israel. The Company was incorporated in Delaware in 1982.

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

The Company operates on a 52- or 53-week fiscal year ending on the Saturday nearest January 31 of each year. References to the Company’s fiscal 2018 refer to the 52-week fiscal year, or periods within such fiscal year, which began February 4, 2018 and ended February 2, 2019. References to the Company’s fiscal 2017 refer to the 53-week fiscal year, or periods within such fiscal year, which began January 29, 2017 and ended February 3, 2018. References to the Company’s fiscal 2016 refer to the 52-week fiscal year, or periods within such fiscal year, which began January 31, 2016 and ended January 28, 2017.

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

Cash and cash equivalents include cash on hand, cash in the bank and short-term investments with an original maturity of three months or less when purchased. Book cash overdrafts, which are outstanding checks in excess of funds on deposit, of $5,115,000 and $7,947,000 were included in accounts payable as of February 2, 2019 and February 3, 2018, respectively.

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

Property and equipment are stated at cost. Depreciation and amortization are computed for financial reporting purposes on a straight-line basis, using service lives ranging principally from five to ten years for furniture and equipment. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or their useful life. The cost of assets sold or retired, and the related accumulated depreciation or amortization are removed from the accounts with any resulting gain or loss included in net income. Maintenance and repairs are expensed as incurred, except for the capitalization of major renewals and betterments that extend the life of the asset. Long-lived assets are reviewed for impairment whenever adverse events, or changes in circumstances or business climate, indicate that the carrying value may not be recoverable. Factors used in the evaluation include, but are not limited to, management’s plans for future operations, brand initiatives, recent operating results and projected cash flows. If the associated undiscounted cash flows are insufficient to support the recorded asset, an impairment loss is recognized to reduce the carrying value of

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the asset. The amount of the impairment loss is determined by comparing the fair value of the asset with the carrying value. During fiscal 2018, 2017 and 2016 the Company recorded impairment write-downs of property and equipment totaling $3,117,000, $5,743,000 and $2,382,000, respectively, on a pretax basis.

g.	Intangible Assets

Intangible assets with definite useful lives consist primarily of patent and lease acquisition costs. The Company capitalizes legal costs incurred to defend its patents when a successful outcome is deemed probable and to the extent of an evident increase in the value of the patents. Intangible assets are amortized over the shorter of their useful life or, if applicable, the lease term. Management reviews the carrying amount of these intangible assets as impairment indicators arise, to assess the continued recoverability based on future undiscounted cash flows and operating results from the related asset, future asset utilization and changes in market conditions. During fiscal 2018, 2017 and 2016 the Company recorded write-downs of intangible assets totaling $20,000, $32,000 and $6,000, respectively, on a pretax basis. The Company has not identified any indefinite-lived intangible assets. Aggregate amortization expense of intangible assets in fiscal 2018, 2017 and 2016 was $115,000, $126,000 and $142,000, respectively.

Estimated amortization expense of the Company’s intangible assets as of February 2, 2019, during our next five future fiscal years ending on the Saturday nearest January 31 of each year is as follows (in thousands):

Fiscal Year
2019	$107
2020	99
2021	88
2022	80
2023	75

h.	Deferred Financing Costs

Deferred financing costs are amortized to interest expense over the term of the related debt agreements. Amortization expense of deferred financing costs in fiscal 2018, 2017 and 2016 was $690,000, $487,000 and $328,000, respectively. In connection with its credit facility amended effective February 1, 2018, and term loan entered into on February 1, 2018 the Company incurred $605,000 and $3,406,000 in costs that were paid in fiscal 2018 and fiscal 2017, respectively, which were deferred and will be amortized in future periods. In fiscal 2017, $1,542,000 of previously deferred financing costs were written off and recorded as loss on extinguishment of debt in the Company’s consolidated statements of operations (see Notes 8 and 9).

Estimated amortization expense of the Company’s deferred financing costs during future fiscal years ending on the Saturday nearest January 31 of each year is as follows (in thousands):

Fiscal Year
2019	$713
2020	619
2021	619
2022	619
2023	—

i.	Deferred Rent

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

l.	Revenue Recognition, Sales Returns and Allowances

The Company’s performance obligations consist primarily of transferring control of merchandise to customers.  Retail and e-commerce sales are recognized upon transfer of control, which occurs when merchandise is taken at point-of-sale for a retail transaction or upon receipt of shipment for an e-commerce transaction.  Sales are reported net of returns and sales taxes.  Shipping and handling fees billed to customers are recognized in net sales when control of the underling merchandise is transferred to the customer.

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

m.	Cost of Goods Sold

Cost of goods sold in the accompanying consolidated statements of operations includes merchandise costs (including customs duty expenses), expenses related to inventory shrinkage, product-related corporate expenses (including expenses related to payroll, benefit costs and operating expenses of the Company’s design and sourcing departments), inventory reserves (including lower of cost and net realizable value), inbound freight charges, purchasing and receiving costs, inspection costs, distribution center costs (including occupancy expenses and equipment depreciation), internal transfer costs, and the other costs of the Company’s distribution network, partially offset by the allocable amount of the Company’s Grow NJ benefit (see Notes 2p and 15).

n.	Shipping and Handling Fees and Costs

The Company includes shipping and handling revenue earned from its Internet activities in net sales. Shipping and handling costs, which are included in cost of goods sold in the accompanying consolidated statements of operations, include shipping supplies, related labor costs and third party shipping costs.

o.	Selling, General and Administrative Expenses

Selling, general and administrative expenses in the accompanying consolidated statements of operations include advertising and marketing expenses, corporate administrative expenses, corporate headquarters occupancy expenses, store expenses (including store payroll and store occupancy expenses), and store opening expenses, partially offset by the allocable amount of the Company’s Grow NJ benefit (see Notes 2p and 15).

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

p.	Government Incentives

The Company recognizes the estimated benefit from its Grow NJ award (see Note 15) as a reduction to distribution center and corporate headquarters costs that result from the relocation of these facilities to New Jersey (primarily occupancy expenses and equipment depreciation). The Grow NJ award benefit is recognized ratably over the ten-year life of the award and provides the Company with transferrable income tax credits. When recognized such income tax credits are included in the consolidated balance sheets as deferred income tax assets, net of a valuation allowance, and net of federal and state income tax effect, to reflect the expected amount to be realized from subsequent sales of the income tax credits.

q.	Advertising Costs

The Company expenses the costs of advertising when the advertising first occurs. Advertising expenses, including Internet advertising expenses, were $16,267,000, $15,563,000 and $12,869,000 in fiscal 2018, 2017 and 2016, respectively.

r.	Stock-based Compensation

The Company recognizes employee stock-based compensation as a cost in the accompanying consolidated statements of operations. Stock-based awards are measured at the grant date fair value and the compensation expense is recorded generally on a straight-line basis over the vesting period, net of actual forfeitures. Excess tax benefits related to stock option exercises and restricted stock vesting are recognized as income tax expense or benefit in the consolidated statements of operations.

s.	Store Closing, Asset Impairment and Asset Disposal Expenses (Income)

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

Basic net income (loss) (or earnings) per share (“Basic EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding, excluding restricted stock awards for which the restrictions have not lapsed. Diluted net income (loss) (or earnings) per share (“Diluted EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding, after giving effect to the potential dilution, if applicable, from the assumed lapse of restrictions on restricted stock awards and exercise of stock options into shares of common stock as if those stock options were exercised. Common shares issuable in connection with the award of performance-based restricted stock units are excluded from the calculation of EPS until the applicable performance conditions are achieved and the shares in respect of such restricted stock units become issuable (see Note 12).

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes those effects for the Basic EPS and Diluted EPS calculations (in thousands, except per share amounts):

	Year Ended
	February 2, 2019	February 3, 2018	January 28, 2017
Net loss	$(14,327)	$(21,597)	$(32,760)
Net loss per share—Basic	$(1.03)	$(1.57)	$(2.39)
Net loss per share—Diluted	$(1.03)	$(1.57)	$(2.39)
Average number of shares outstanding—Basic	13,889	13,788	13,702
Incremental shares from the assumed exercise of outstanding stock options	—	—	—
Incremental shares from the assumed lapse of restrictions on restricted stock awards	—	—	—
Average number of shares outstanding—Diluted	13,889	13,788	13,702

Options and unvested restricted stock and restricted stock units totaling approximately 1,045,000, 1,398,000 and 1,232,000 shares of the Company's common stock were outstanding as February 2, 2019, February 3, 2018 and January 28, 2017 respectively, but were not included in the computation of Diluted EPS for fiscal 2018, 2017 or 2016 due to the Company's net loss. Had the Company reported a profit for fiscal 2018, 2017 and 2016 the weighted average number of dilutive shares outstanding for computation of Diluted EPS would have been approximately 14,150,000, 13,806,000 and 13,720,000 shares, respectively.

         No cash dividends were paid by the Company during fiscal 2018, 2017 or 2016 (see Note 9). During fiscal 2018, 2017 and 2016, $7,000, $16,000 and $18,000, respectively, of previously declared and undistributed dividends, for which payment was subject to completion of service requirements under restricted stock awards, were forfeited back to the Company in connection with the cancellation of the awards.

v.	Statements of Cash Flows

In fiscal 2018, 2017 and 2016 the Company paid interest of $4,108,000, $3,734,000, $3,063,000, respectively, and received income tax refunds, net of income tax payments, of $263,000, $4,141,000, $324,000, respectively.

w.	Business and Credit Risk

Financial instruments, primarily cash and cash equivalents and trade receivables, potentially subject the Company to concentrations of credit risk. The Company limits its credit risk associated with cash and cash equivalents by placing such investments in highly liquid funds and instruments. Trade receivables associated with third-party credit cards are processed by financial institutions, which are monitored for financial stability. Trade receivables associated with licensed brand, leased department, international franchise and other relationships are evaluated for collectability based on a combination of factors, including aging of trade receivables, write-off experience and past payment trends. The Company is dependent on key suppliers to provide sufficient quantities of inventory at competitive prices. No single supplier represented 20% or more of net purchases in fiscal 2018, 2017 or 2016. A significant majority of the Company’s purchases during fiscal 2018, 2017 and 2016 were imported. Management believes that any event causing a disruption of imports from any specific country could be mitigated by moving production to readily available alternative sources.

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

Management adopted this guidance on February 3, 2018 using the modified retrospective approach.  This ASU required that sales return reserves be presented on a gross basis as a refund liability and an asset for recovery and that the asset be reported separate from inventory on the Company’s consolidated balance sheet.  Prior to the adoption of this ASU the Company had recorded its sales return reserve on a gross basis with the asset for recovery recorded as a component of inventory. The impact of adoption on the Company’s consolidated balance sheet as of February 2, 2019 is as follows:

			Excluding ASU
(in thousands)	As Reported	ASU 2014-09 Effect	2014-09 Effect

Inventories	$70,872	$(1,026)	$69,846
Prepaid expenses and other current assets	9,407	1,026	10,433

There was no impact from adoption on the Company’s consolidated statements of operations or consolidated statements of cash flow.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  .

aa.	Recent Accounting Pronouncements – Not Yet Adopted

In February 2016 the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU No. 2016-02 affects any entity that enters into a lease (as that term is defined in the ASU) and its guidance supersedes Topic 840, Leases. As it relates to the Company, Topic 842 requires lessees to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position. For finance leases, lessees are required to recognize interest on the lease liability separately from amortization of the right-of-use asset in the statement of comprehensive income and to classify repayments of the principal portion of the lease liability within financing activities and payments of interest on the lease liability and variable lease payments within operating activities in the statement of cash flows. For operating leases, lessees are required to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis, and to classify all cash payments within operating activities in the statement of cash flows. Topic 842 is effective for the Company on February 3, 2019. In transition, lessees are required to recognize and measure leases using a modified retrospective approach and the Company has chosen to use its effective date as its date of initial application.  Consequently, financial information and the disclosures required under Topic 842 will not be provided for periods prior to February 3, 2019. The new standard provides a number of optional practical expedients in transition. We expect to elect the ‘package of practical expedients’, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. The standard will have no impact on our debt-covenant compliance under our current agreements.

While the Company is still in the process of completing its assessment of the impact Topic 842 will have on its consolidated financial statements, we have performed various procedures to determine the impact on our accounting systems, processes and internal controls over financial reporting to support implementation of this new accounting standard. The Company has identified a population of approximately 450 leases which have been abstracted into our lease accounting software solution. This software will be used to assist in the calculation of initial balance sheet values as well as the ongoing accounting entries and disclosures related to the implementation of Topic 842. The Company expects this standard will have a material impact on the Company's consolidated financial statements with the most significant effects relating to the recognition of new ROU assets and lease liabilities on our balance sheet for our retail store, distribution center and corporate office leases. At adoption, we currently expect to record new lease liabilities within a range of $150 million to $170 million based on the present value of the remaining minimum lease payments using discount rates as of the effective date. We expect to record corresponding ROU assets within a range of $125 million to $145 million based on the lease liabilities adjusted for deferred rent, unamortized initial direct costs, unamortized lease incentives received, and impairment of ROU assets. The ROU asset impairment will be recognized as an adjustment to retained earnings as of the effective date because the impairments existed at the time of adoption.

In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. ASU 2018-15 requires implementation costs incurred by customers in cloud computing arrangements to be deferred over the non-cancellable term of the cloud computing arrangements plus any optional renewal periods (1) that are reasonably certain to be exercised by the customer or (2) for which exercise of the renewal option is controlled by the cloud service provider. The effective date of this pronouncement is for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, and early adoption is permitted. The standard can be adopted either using the prospective or retrospective transition approach. The Company is currently evaluating the impact of this pronouncement on the Company’s consolidated financial statements and disclosures.

bb.	Change in Accounting Principle

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

Trade receivables are recorded based on revenue recognized for sales of the Company’s merchandise and for other revenue earned by the Company through its marketing partnership programs and international franchise agreements, and are non-interest bearing. The Company evaluates the collectability of trade receivables based on a combination of factors, including aging of trade receivables, write-off experience, analysis of historical trends and expectations of future performance. An allowance for doubtful accounts is recorded for the amount of trade receivables that are considered unlikely to be collected. When the Company’s collection efforts are unsuccessful, uncollectible trade receivables are charged against the allowance for doubtful accounts. As of February 2, 2019, and February 3, 2018 the Company’s trade receivables were net of allowance for doubtful accounts of $166,000 and $166,000, respectively.

4.	INVENTORIES

Inventories as of February 2, 2019 and February 3, 2018 were comprised of the following (in thousands):

	February 2, 2019	February 3, 2018

Finished goods	$70,660	$70,687
Work-in-progress	148	182
Raw materials	64	387
	$70,872	$71,256

5.	PROPERTY AND EQUIPMENT, NET

Property and equipment as of February 2, 2019 and February 3, 2018 was comprised of the following (in thousands):

	February 2, 2019	February 3, 2018
Furniture and equipment	$75,546	$75,140
Leasehold improvements	82,416	89,030
Construction in progress	—	—
	157,962	164,170
Less: accumulated depreciation and amortization	(106,479)	(98,024)
	$51,483	$66,146

Aggregate depreciation and amortization expense of property and equipment in fiscal 2018, 2017 and 2016 was $15,404,000, $17,466,000, $17,890,000, respectively. During fiscal 2018, 2017 and 2016 the Company recorded pretax charges of $3,117,000, $5,743,000, $2,382,000, respectively, related to the impairment of leasehold improvements and furniture and equipment at certain of its retail locations.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

As of February 2, 2019, and February 3, 2018 accrued expenses and other current liabilities were comprised of the following (in thousands):

	February 2, 2019	February 3, 2018

Employee compensation and benefits	$6,741	$7,133
Accrued expenses	4,561	3,417
Gift certificates and store credits	3,464	3,385
Deferred rent	3,101	3,211
Insurance, primarily self-insurance reserves	3,049	5,048
Sales and use taxes	2,737	2,638
Deferred revenue	2,435	1,001
Product return reserve	2,078	2,799
Audit and legal	1,341	714
Other	1,549	2,315
	$31,056	$31,661

7.	DEFERRED RENT AND OTHER NON-CURRENT LIABILITIES

As of February 2, 2019, and February 3, 2018 deferred rent and other non-current liabilities were comprised of the following (in thousands):

	February 2, 2019	February 3, 2018
Deferred rent	$22,358	$25,407
Less: current portion included in accrued expenses and other current liabilities	(3,101)	(3,211)
Non-current deferred rent	19,257	22,196
Accrued income taxes	168	380
Other	132	139
	$19,557	$22,715

8.	LINE OF CREDIT

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

Any amounts outstanding under the Credit Facility may be accelerated and become due and payable immediately and all loan and letter of credit commitments thereunder may be terminated upon an event of default and expiration of any applicable cure period. Events of default include: 1) nonpayment of obligations due under the subject loan agreement and related loan documents, 2) cross-defaults to other indebtedness and documents, 3) failure to perform any covenant or agreement contained in the subject loan agreement, 4) material misrepresentations, 5) failure to pay, or certain other defaults under, other material indebtedness of the

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company, 6) certain bankruptcy or insolvency events, 7) a change of control, 8) indictments of the Company or senior management in a material forfeiture action, 9) default under certain material contracts to the extent such termination or default has or could reasonably be expected to have a material adverse effect, 10) receipt of other than an unqualified opinion from the audit of the Company’s consolidated financial statements and 11) customary ERISA defaults, among others.

In connection with the original execution and subsequent amendments of the Credit Facility and Proposed Credit Facility, the Company incurred deferred financing costs of $425,000 and $107,000 in fiscal 2018 and 2017, respectively. These deferred financing costs are being amortized over the term of the Credit Facility agreement and included in “interest expense, net” in the consolidated statements of operations.

As of February 2, 2019, the Company had $20,400,000 in outstanding borrowings under the Credit Facility, $6,909,000 in letters of credit and $15,285,000 of availability based on the Company’s Borrowing Base formula and availability reserve requirements. As of February 3, 2018, the Company had $8,000,000 in outstanding borrowings under the Credit Facility, $7,327,000 in letters of credit and $26,848,000 of availability. For fiscal 2018, 2017 and 2016 borrowings had a weighted interest rate of 4.14%, 3.65%, 2.84% per annum, respectively.  During fiscal 2018, 2017 and 2016 the Company’s average level of direct borrowings was $19,250,000, $9,454,000 and $11,191,000, respectively, and the Company’s maximum borrowings during fiscal 2018, 2017 and 2016 were $32,500,000, $17,100,000, $42,700,000, respectively.

On September 26, 2018, the Company entered into a commitment letter with Bank of America, pursuant to which, and subject to the terms and conditions set forth therein, Bank of America committed to provide to the Company certain five-year asset-based senior secured facilities consisting of an ABL with an aggregate commitment of $52 million and a FILO Term Loan with an aggregate principal amount of $24 million. The commitment letter had an original expiration date of December 26, 2018. On December 14, 2018 an amendment to the commitment letter was executed, extending the expiration date to April 30, 2019 and increasing the commitment in respect of the FILO term loan from $24 million to $25 million and increasing the aggregate amount of the credit facility from $76 million to $77 million.  On April 9, 2019 the Company and Bank of America agreed to terminate the commitment letter.

9.	LONG-TERM DEBT

On February 1, 2018 (the “Closing Date”) the Company entered into a Term Loan Credit Agreement (the “Term Loan Agreement”) which provides for a term loan of up to $25,000,000 which matures on January 31, 2023 (the “Term Loan”).  On the Closing Date the Company borrowed $22,500,000 net of fees against the Term Loan and used the proceeds, in addition to $3,600,000 borrowed under our Credit Facility (see Note 8) to pay off the $22,999,000 balance of our then existing term loan (the “Prior Term Loan”) and $3,226,000 of fees and interest associated with the transaction. The Term Loan provided for an additional loan of $2,500,000 which could be borrowed at the Company’s discretion within a period of 45 days after delivery to the lender of our first quarter fiscal 2018 financial statements and satisfaction of certain other requirements. The Company met those requirements and borrowed the additional $2,500,000 on July 26, 2018. There is a minimum excess availability requirement of the greater of 10% of the combined loan cap, as defined in the Term Loan Agreement, or $7,000,000. As of February 2, 2019, and February 3, 2018 there was $24,063,000 and $22,500,000, respectively, of principal outstanding under the Term Loan.

The interest rate on the Term Loan is equal to a LIBOR rate plus 9.0%. The Company is required to make minimum repayments of the principal amount of the Term Loan in quarterly installments of $312,500 each quarter commencing on July 31, 2018, with the remaining outstanding balance payable on the maturity date. Additionally, the Term Loan can be prepaid at the Company’s option subject to certain restrictions and subject to a prepayment premium as follows: 1) if the prepayment occurs on or prior to the second anniversary of the Closing Date, the greater of  a) interest on the prepayment that would otherwise have been paid with the 24 month period following the Closing Date minus actual interest payments made through the prepayment date and b) 2% of the prepayment and 2) 2% of the prepayment amount if paid between the second and third anniversary of the Closing Date.

The Term Loan is secured by a security interest in substantially all of the assets of the Company, including accounts receivable, inventory, equipment, letter of credit rights, cash, intellectual property and other intangibles, and certain other assets. The security interest granted to the Term Lenders is, in certain respects, subordinate to the security interest granted to the Credit Facility Lender. The Term Loan Agreement prohibits the payment of dividends or share repurchases by the Company for three years and imposes certain restrictions on the Company’s ability to, among other things, incur additional indebtedness and enter into other various types of transactions.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As previously described in Note 8, on April 9, 2019 the Company and Bank of America mutually agreed to terminate the Commitment Extension Letter.

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

   As of February 2, 2019, and February 3, 2018 there was $2,943,000 and $6,051,000, respectively, outstanding under a five-year equipment financing arrangement with the Company’s Credit Facility bank. The equipment note bears annual interest at 3.38%, with payments of $272,000 (including interest) due monthly through December 2019. The equipment note is collateralized by substantially all of the material handling equipment at the Company’s distribution facility in Florence, New Jersey (see Note 5). Any amounts outstanding under the equipment note may be accelerated and become due and payable immediately upon an event of default and expiration of any applicable cure period. The specified events of default are substantially the same as those in the Credit Facility agreement (see Note 8).

On June 6, 2017 the Company received $3,401,000 in proceeds from a three-year financing arrangement in the form of a sale and leaseback for certain furniture, fixtures and software.  Monthly payments are $123,000 for the first 24 months and $48,000 for months 25 to 36.  At the end of the leaseback term, the Company has the option to extend the financing arrangement for an additional year or to repurchase the financed property for a price to be agreed upon.  All of the proceeds from the transaction were used to prepay a portion of the Company’s Prior Term Loam.  As of February 2, 2019, and February 3, 2018, there was $1,361,000 and $2,670,000 of principal outstanding under this financing arrangement.

Future maturities of long-term debt are as follows (in thousands):

Fiscal Year
2019	$4,953
2020	1,850
2021	1,250
2022	20,314
2023	—
$28,367

10.	FAIR VALUE MEASUREMENTS

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

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At both February 2, 2019 and February 3, 2018, the Company had cash equivalents of $4,000. The Company’s cash equivalents consist of investments in money market funds for which the carrying value approximates fair value (based on Level 1 inputs) due to the short-term nature of those instruments. The carrying values of trade receivables and accounts payable approximate fair value due to the short-term nature of those instruments.

The Company’s Credit Facility has variable interest rates that are tied to market indices. As of February 2, 2019, and February 3, 2018 the Company had $20,400,000 and $8,000,000, respectively, of direct borrowings outstanding under the Credit Facility. The carrying value of the Company’s Credit Facility borrowings approximates fair value as the variable interest rates approximate current market rates, which the Company considers to be Level 2 inputs.

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

The Company has authorization to issue up to 20,000,000 shares of common stock, par value $0.01. The Term Loan Agreement prohibits the payment of dividends or share repurchases by the Company prior to February 1, 2021.

The Company has authorization to issue up to 1,656,381 shares of preferred stock, par value $0.01. There was no preferred stock issued or outstanding as of February 2, 2019 and February 3, 2018.

12.	EQUITY AWARD PLANS

In January 2006 the stockholders of the Company approved the adoption of the 2005 Equity Incentive Plan (as amended and restated, the “2005 Plan”) and, subsequently, have approved amendments to increase the number of issuable shares. Under the 2005 Plan, employees, directors, consultants and other individuals who provide services to the Company may be granted awards in the form of stock options, stock appreciation rights, restricted stock, restricted stock units or deferred stock units. Up to 3,550,000 shares of the Company’s common stock may be issued in respect of awards under the 2005 Plan, as amended, with no more than 2,250,000 of those shares permitted to be issued in respect of restricted stock, restricted stock units, or deferred stock units granted under the 2005 Plan. Awards of stock options to purchase the Company’s common stock will have exercise prices as determined by the Compensation Committee of the Board of Directors (the “Compensation Committee”), but such exercise prices may not be lower than the fair market value of the stock on the date of grant.

  The majority of stock options granted under the 2005 Plan vest ratably over four-year periods and expire ten years from the date of grant, and restricted stock awards and restricted stock units granted generally have restrictions that lapse ratably over four years. However, awards with respect to up to 177,500 shares of common stock may be granted under the 2005 Plan with a vesting period of less than one year. The non-executive chairman of the Company’s Board of Directors is granted 6,000 shares of restricted stock and each non-employee director of the Company’s Board of Directors, other than the non-executive chairman and Christopher B. Morgan, is granted 4,000 shares of restricted stock on an annual basis that will vest within one year from the date of grant. The Company issues new shares of common stock upon exercise of vested stock options. As of February 3, 2019, there were 797,159 shares of the Company’s common stock available for grants of awards under the 2005 Plan.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock option activity for all plans was as follows:

	Outstanding Stock Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Life (in years)	Aggregate Intrinsic Value (in thousands)
Balance as of February 3, 2018	544	$11.26
Granted	484	3.07
Exercised	—	—
Forfeited	(589)	8.42
Expired	—	—
Balance as of February 2, 2019	439	$6.06	8.4	$71
Exercisable as of February 2, 2019	105	$12.90	6.0	$—

During fiscal 2018, 2017 and 2016 the total intrinsic value of stock options exercised was $1,000, $0 and $6,000, respectively, and the total cash received was $500, $0 and $6,000,  respectively.

 The weighted-average fair value of stock options granted during fiscal 2018 and 2016 was estimated to be $1.78  and $2.96 per option share, respectively. There were no stock options granted in fiscal 2017. The weighted-average fair value of each option granted is calculated on the date of grant using the Black-Scholes option pricing model.

Weighted-average assumptions for option grants were as follows:

	Year Ended
	February 2, 2019	February 3, 2018	January 28, 2017
Expected dividend yield	N/A	N/A	N/A
Expected price volatility	65.2%	N/A	45.0%
Risk-free interest rate	2.8%	N/A	1.3%
Expected life	5.2 years	N/A	5.3 years

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

The following table summarizes information about stock options outstanding as of February 2, 2019:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number Outstanding (in thousands)	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable (in thousands)	Weighted Average Exercise Price
$ 2.65 to $ 5.00	222	9.3	$2.70	—	$—
5.01 to 10.00	143	8.5	6.38	36	7.49
10.01 to 31.38	74	5.5	15.51	69	15.70
$ 2.65 to $31.38	439	8.4	6.06	105	$12.90

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes information about restricted stock and restricted stock unit activity for the 2005 Plan and includes grants of 113,326 performance-based restricted stock units, which is the number of shares of common stock that would be delivered upon vesting assuming that the target level of performance is achieved. If performance was achieved at the maximum level, 226,652 shares of common stock would be delivered in respect of such performance-based restricted stock units.

	Outstanding Restricted Shares and Restricted Stock Units (in thousands)	Weighted Average Grant Date Fair Value
Unvested as of February 3, 2018	853	$3.16
Granted	596	3.36
Vested	(171)	7.38
Forfeited	(672)	2.93
Unvested as of February 2, 2019	606	$3.34

 During fiscal 2018, 2017 and 2016, the Company’s Board of Directors received a cumulative total of 14,000, 22,000 and 13,867 shares of restricted stock, respectively, as compensation for their services. The awards will vest at the earlier of 1) one year from the grant date, 2) one day prior to the next annual meeting of stockholders, 3) the end of the grantee’s Board service other than via resignation, or 4) a change in control of the Company (as defined in the 2005 Plan). During fiscal 2016, 10,974 deferred stock units were awarded to members of the Company’s Board of Directors in lieu of cash retainers totaling $75,000.

Stock-based compensation expense in fiscal 2018, 2017 and 2016 was $971,000, $1,154,000, and $1,801,000 respectively. As of February 2, 2019, $2,247,000 of total unrecognized compensation cost related to all non-vested equity awards is expected to be recognized over a weighted-average period of 1.6 years.

During fiscal 2018, 2017 and 2016, certain stock option exercises and vesting restricted stock awards were net-share settled by the Company such that the Company withheld shares of the Company’s common stock, which had a fair market value equivalent to the minimum statutory obligation for the applicable income and employment taxes for the awards, and the Company remitted the cash value to the appropriate taxing authorities. The total shares withheld in connection with tax obligations, which were 43,053, 19,149 and 7,408 respectively, during fiscal 2018, 2017 and 2016, are reflected as repurchases of common stock in the accompanying financial statements and were based on the value of the Company’s common stock on the exercise or vesting date. The remaining shares, net of those withheld, were delivered to the award holders. Total payments for tax obligations to the tax authorities were $165,000, $57,000 and, $54,000 for fiscal 2018, 2017 and 2016, respectively.

13.	NET SALES
The following disaggregates the Company’s net sales by major source (in thousands):

	Year Ended
	February 2, 2019	February 3, 2018	January 28, 2017

Retail stores	$231,175	$254,790	$279,484
Leased departments	37,844	43,573	68,395
Total retail locations	269,019	298,363	347,879
E-commerce	93,494	83,814	59,426
Marketing partnerships	16,567	17,484	16,897
Wholesale and franchise	4,670	6,546	9,497
Total net sales	$383,750	$406,207	$433,699

14.	OTHER CHARGES, NET

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In the first quarter of fiscal 2018 the Company received notification from a stockholder group (the “Stockholder Group”), of the nomination of a slate of alternative nominees for election to the Company’s Board of Directors at the Annual Meeting of Stockholders that was held on May 23, 2018 (the “Proxy Solicitation”).  At the Company’s 2018 Annual Meeting of Stockholders held on May 23, 2018, the Company’s stockholders replaced the incumbent board in its entirety and elected Holly N. Alden, Christopher B. Morgan, Marla A Ryan and Anne-Charlotte Windal as the Company’s new Board of Directors. During fiscal 2018 the Company incurred $2,224,000 of charges related to the Proxy Solicitation.

During the fourth quarter of fiscal 2015 the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with the Company’s largest shareholder, Orchestra, a France-based retailer of children’s wear, to complete a proposed business combination (“the Proposed Merger”).  During the second quarter of fiscal 2017 the parties determined that is was in the best interest of their respective stockholders to terminate the Merger and on July 27, 2017, the Company, Orchestra, and certain other affiliates of Orchestra entered into a Termination Agreement (the “Termination Agreement”).   In connection with the Termination Agreement, Orchestra and the Company agreed to reimburse each other for certain costs incurred in connection with their effort to implement the Merger Agreement.  During fiscal 2018, 2017 and 2016 the Company incurred $0, $1,198,000 and $3,154,000, respectively, of net charges related to the proposed merger.

Over the last several years the Company has engaged in a series of management and organizational changes and, in connection therewith, retained consulting firms to review its costs and business strategy associated with such management and organizational changes.  The Company’s Board of Directors authorized changes to the Company’s chief executive function including the September 17, 2017 resignation of Anthony M. Romano as the Company’s Chief Executive Officer and President and appointment of B. Allen Weinstein, an independent member of the Company’s Board since 2010, as Interim Chief Executive Officer replacing Mr. Romano, the January 2, 2018 appointment of Melissa Payner-Gregor, an independent  member of the Company’s Board since 2009, as Interim Chief Executive Officer replacing Mr. Weinstein and the May 23, 2018 appointment of Marla Ryan as Chief Executive Officer replacing Ms. Payner-Gregor.  Ronald Masciantonio, the Company’s former Chief Administrative Officer, resigned from his position on June 4, 2018.  David Stern, the Company’s former Chief Financial Officer departed the Company effective at the close of business on August 10, 2018. On January 9, 2019 Dave J. Helkey was appointed Chief Operating Officer and Chief Accounting Officer of the Company. The Company also paid one-time retention bonuses with service conditions to certain key management personnel which are being recorded over the service period, while reducing its overall headcount to create a more efficient and effective operating structure. During fiscal 2018, 2017 and 2016 the Company incurred $3,356,000, $3,714,000 and $1,760,000, respectively, of net charges related to these management and organizational changes.

A summary of the charges incurred in connection with the proposed business combinations, management and organizational changes, facilities relocations and fiscal year change for fiscal 2018, 2017, and 2016 follows (in thousands):

	Year Ended
	February 2, 2019	February 2, 2018	January 28, 2017

Proxy Solicitation and Proposed Merger
Proxy solicitation	$2,224	$—	$—
Proposed merger	—	1,198	3,154
Total proxy solicitation and proposed merger	2,224	1,198	3,154

Management and Organizational Changes
Retention bonuses, severance and related benefits	2,517	2,481	1,210
Consulting fees	839	1,233	5
Non-core brand contract terminations	—	—	545
Total management and organizational changes	3,356	3,714	1,760
Total other charges, net	$5,580	$4,912	$4,914

15.	GOVERNMENT INCENTIVES

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

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In fiscal 2018, 2017 and 2016, the Company’s Grow NJ award (net of valuation allowance) of $2,671,000, $2,829,000 and $3,251,000, respectively, was recognized ratably during the fiscal year and included in the Company’s consolidated statements of operations as reductions of cost of goods sold and selling, general and administrative expenses. In fiscal 2018, 2017 and 2016 the Company received cash proceeds of $2,829,000, $3,251,000 and $3,600,000, from the sale of the 2017, 2016 and 2015 awards.  As of February 2, 2019, the fiscal 2018 award was recorded as a deferred tax asset on the Company’s consolidated balance sheet and is expected to be converted to a receivable and collected in fiscal 2019 upon the sale of the income tax credits.

16.	INCOME TAXES

The 2017 U.S. Tax Cuts and Jobs Act (the “TCJA”) was signed into law on December 22, 2017.  The TCJA included a number of changes to the U.S. corporate income tax including a reduction of the corporate income tax rate form 35% to 21% for tax years beginning after December 31, 2017, enhancing and extending through 2026 the option to claim accelerated depreciation on qualified property, eliminating the corporate alternative minimum tax (AMT) and changing how existing AMT credits can be utilized, a new limitation on deductible interest expense and limitations on the use of net operating loss carryforwards created in tax years beginning after December 31, 2017. To calculate its effective tax for fiscal 2018 the Company used a federal tax rate of 21%, for fiscal 2017 the Company used a blended federal tax rate of 33.7% which represents the prorated percentage from the TCJA’s January 1, 2018 effective date and our February 2, 2019 fiscal year-end.  In fiscal 2017 the Company recorded a $10.2 million reduction in our net deferred tax asset to reflect the remeasurement of the asset value from a tax rate of 35% to 21%.  The Company had previously recorded a valuation allowance against its deferred tax assets, therefore the revaluation did not affect our fiscal 2017 tax expense.

Income tax (benefit) provision was comprised of the following (in thousands):

	Year Ended
	February 2, 2019	February 3, 2018	January 28, 2017
Current provision (benefit)	$(103)	$2	$436
Deferred provision (benefit)	—	—	24,614
Income tax provision (benefit)	$(103)	$2	$25,050

Federal provision (benefit)	$—	$(20)	$19,202
State provision (benefit)	(146)	(70)	5,679
Foreign provision (benefit)	43	92	169
Income tax provision (benefit)	$(103)	$2	$25,050

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of the statutory federal tax rate to the Company’s effective income tax rates follows:

	Year Ended
	February 2, 2019	February 3, 2018	January 28, 2017
Statutory federal tax rate	(21.0)%	(33.7)%	(35.0)%
State tax rate, net of federal effect	0.2	0.5	5.4
(Benefit) provision for uncertain income tax positions, net of federal effect	(1.2)	(1.3)	(1.8)
Change in federal tax rate	—	52.2	—
Other	(0.3)	(2.6)	(3.7)
Valuation allowance	21.6	(15.1)	360.0
Effective income tax rate	(0.7)%	0.0%	324.9%

The Company’s effective tax rate in fiscal 2018 and fiscal 2017 were comparable. The decrease in the effective tax rate in fiscal 2017 compared to fiscal 2016 was primarily the result of a valuation allowance recorded by the Company in fiscal 2016. Accounting Standards Codification Topic 740, Income Taxes, requires that a valuation allowance be recorded to reduce deferred tax assets when it is more likely than not that the tax benefit of the deferred tax assets will not be realized.  In situations where a three-year cumulative loss condition exists, accounting standards limit the ability to consider projections of future results as positive evidence to assess the realizability of deferred tax assets.  In fiscal 2016 the Company’s financial results reflected a three-year cumulative loss. Consequently, in fiscal 2016 the Company recorded a non-cash charge of $27.8 million as a valuation allowance against substantially all of its deferred tax assets. In fiscal 2018 and 2017 the Company’s financial results continued to reflect a cumulative three-year loss and as such we continue to record a valuation allowance against substantially all of our deferred tax assets. The establishment of this valuation allowance has no effect on the Company’s ability to utilize the deferred tax assets to offset future taxable income, if generated. The Company will continue to assess the likelihood that the deferred tax assets will be realizable in the future and the valuation allowance will be adjusted accordingly. The tax benefits relating to any reversal of the valuation allowance on the net deferred tax assets in a future period will be recognized as a reduction of future income tax expense in that period.

The deferred tax effects of temporary differences giving rise to the Company’s net deferred tax assets were as follows (in thousands):

	February 2, 2019	February 3, 2018
Deferred tax assets:
Net operating loss carryforwards	$14,901	$13,840
Deferred rent	5,299	5,568
Depreciation and amortization	3,736	1,507
Grow NJ award benefit, net	2,038	2,158
Federal tax credit carryforwards	1,677	1,494
Employee benefits	1,349	1,211
Inventory reserves	1,213	1,873
Other accruals	1,026	1,037
Disallowed interest carryforward	1,020	—
Stock-based compensation	202	565
Other	1,332	1,367
	33,793	30,620
Valuation allowance	(30,639)	(27,425)
	3,154	3,195

Deferred tax liabilities:
Prepaid expenses	(483)	(366)
	(483)	(366)
Net deferred tax assets	$2,671	$2,829

The Company assessed that it was unlikely that sufficient future state specific taxable income will be generated to fully use the available state net operating loss carryforwards, and accordingly, a valuation allowance has been recorded to recognize only the portion of the deferred tax asset that is considered more likely than not to be realized. The Company does not record state tax benefits associated with temporary differences for certain other states in which it has net operating losses, given the continued historical

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

uncertainty related to realizing such state tax benefits. Had the state tax benefits been reflected for these states, the deferred tax assets (excluding state net operating loss carryforwards) as of February 2, 2019 would be approximately $1.5 million higher.

The accounting standard for uncertain income tax positions clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements and also contains guidance on the measurement of uncertain tax positions.

A reconciliation of gross unrecognized tax benefits for uncertain tax positions follows (in thousands):

	Year Ended
	February 2, 2019	February 3, 2018	January 28, 2017
Balance at beginning of period	$380	$752	$961
Additions for current period tax positions	—	—	—
Additions for prior period tax positions	—	—	13
Reductions of prior period tax positions	(212)	(372)	(222)
Payments	—	—	—
Balance at end of period	$168	$380	$752

As of February 2, 2019, gross unrecognized tax benefits included accrued interest and penalties of $67,000. During fiscal 2018, 2017 and 2016 interest and penalties of $(125,000), $(131,000) and $(28,000), respectively, related to unrecognized tax benefits, were included in income tax provision (benefit). If recognized, the portion of the liability for unrecognized tax benefits that would impact the Company’s effective tax rate was $154,000, net of federal tax benefit.

As of February 2, 2019, February 3, 2018 and January 28, 2017 the Company had income taxes receivable of $330,000, $700,000 and $4,875,000, respectively, which are included in prepaid expenses and other current assets in the accompanying consolidated balance sheets.

During the twelve months subsequent to February 2, 2019 it is reasonably possible that the gross unrecognized tax benefits could potentially decrease by approximately $168,000 (of which approximately $154,000 would affect the effective tax rate, net of federal expense) for uncertain tax positions, primarily from the effect of expiring statutes of limitations, partially offset by the continued effect of interest on unrecognized tax benefits.

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

The Company leases its retail facilities and certain equipment under various non-cancelable operating leases. Certain of these leases have renewal options. Total rent expense (including related occupancy costs, such as insurance and maintenance, paid to landlords) under operating leases amounted to $50,388,000, $53,657,000 and $56,830,000 in fiscal 2018, 2017 and 2016, respectively. Such amounts exclude contingent rentals based upon a percentage of sales totaling $1,025,000, $942,000, $977,000 in fiscal 2018, 2017 and 2016, respectively.

Store, office and distribution facility leases generally provide for payment of direct operating costs in addition to rent.

Future annual minimum lease payments, for facilities leases excluding such direct operating costs, as well as leases for equipment rental, as of February 2, 2019, are as follows (in thousands):

Fiscal Year
2019	$36,417
2020	29,682
2021	21,142

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2022	21,698
2023	15,995
2024 and thereafter	48,462
$173,396

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

The Company has a 401(k) savings plan for all eligible employees who elect to participate. Participating employees can contribute up to 20% of their eligible compensation. Through December 31, 2015 employees who met certain criteria were eligible for a matching contribution from the Company based on a sliding scale. Company matches were made in the first quarter of the succeeding calendar year and vest over a period of approximately six years from each employee’s commencement of employment with the Company. Company matching contributions totaling $0, $0 and $123,000 were made in fiscal 2018, 2017 and 2016, respectively, which were net of $20,000 of cumulative plan forfeitures in fiscal 2016. In addition, the Company may make discretionary contributions to the plan, which vest over a period of approximately six years from each employee’s commencement of employment with the Company. The Company has not made any discretionary contributions.

19.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly financial results for the fiscal years ended February 2, 2019 and February 3, 2018 were as follows (in thousands, except per share amounts):

	Quarter Ended
Fiscal 2018	2/2/19	11/03/18	8/4/18	5/5/18
Net sales	$91,291	$92,837	$96,395	$103,227
Gross profit	44,223	48,656	49,865	55,403
Net income (loss)	(6,402)	(4,114)	(4,025)	214
Net income (loss) per share—Basic	(0.46)	(0.30)	(0.29)	0.02
Net income (loss) per share—Diluted	(0.46)	(0.30)	(0.29)	0.02

	Quarter Ended
Fiscal 2017	2/3/18	10/28/17	7/29/17	4/29/17
Net sales	$105,147	$96,354	$98,280	$106,426
Gross profit	52,959	50,901	52,053	57,939
Net loss	(10,158)	(7,523)	(2,774)	(1,142)
Net loss per share—Basic	(0.73)	(0.55)	(0.20)	(0.08)
Net loss per share—Diluted	(0.73)	(0.55)	(0.20)	(0.08)

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

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Geographic Information.    Geographic revenue information is allocated based on the country in which the products or services are sold, and in the case of international franchise revenues, on the location of the customer. Information concerning the Company’s operations by geographic area is as follows (in thousands):

	Year Ended
	February 2, 2019	February 3, 2018	January 28, 2017

Net Sales
United States	$365,673	$383,183	$405,921
Foreign	18,077	23,024	27,778

	February 2, 2019	February 3, 2018

Long-Lived Assets
United States	$51,068	$65,456
Foreign	1,228	1,643

Major Customers.    For the periods presented, the Company did not have any one customer who represented more than 10% of its net sales.

21.	INTEREST EXPENSE, NET

Interest expense, net is comprised of the following (in thousands):

	Year Ended
	February 2, 2019	February 3, 2018	January 28, 2017

Interest expense	$4,831	$4,048	$3,578
Interest income	(3)	(3)	(3)
Interest expense, net	$4,828	$4,045	$3,575

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at beginning of period	Additions charged to costs and expenses	Deductions and reclassifications	Balance at end of period (1)
Year Ended February 2, 2019
Product return liability	$2,799	$—	$(721)	$2,078

Year Ended February 3, 2018
Product return liability	$1,615	$1,184	$—	$2,799

Year Ended January 28, 2017
Product return liability	$1,736	$—	$(121)	$1,615

(1)

As of February 2, 2019, February 3, 2018, and January 28, 2017 the Company’s product return reserve reflects the estimated gross sales value of estimated product returns, which had an estimated cost value of $962, $1,154, and $775, respectively.