Form 10-Q
period 2019-05-04
Destination Maternity Corp
filed 2019-06-12
CIK 896985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 04, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 0-21196

Destination Maternity Corporation

(Exact name of registrant as specified in its charter)

Delaware	13-3045573
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
232 Strawbridge Drive Moorestown, New Jersey	08057
(Address of principal executive offices)	(Zip code)

(856) 291-9700

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	DEST	NASDAQ

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

Common Stock, $.01 par value — 14,339,786 shares outstanding as of June 3, 2019

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

               (unaudited)

	May 4, 2019	February 2, 2019

ASSETS
Current assets:
Cash and cash equivalents	$1,193	$1,154
Trade receivables, net	8,807	7,945
Inventories	72,133	70,872
Prepaid expenses and other current assets	9,855	9,407
Total current assets	91,988	89,378
Property and equipment, net of accumulated depreciation and amortization of $108,556 and $106,479	50,510	51,483
Operating lease assets	128,065	—
Deferred income taxes	3,314	2,671
Other non-current assets	1,918	2,642
Total assets	$275,795	$146,174

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit borrowings	$26,200	$20,400
Current portion of long-term debt	4,257	4,372
Accounts payable	21,355	21,854
Operating lease liabilities	32,327	—
Accrued expenses and other current liabilities	24,608	31,056
Total current liabilities	108,747	77,682
Long-term debt	22,294	21,784
Operating lease and other non-current liabilities	119,938	19,557
Total liabilities	250,979	119,023
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, 1,656,381 shares authorized, none outstanding	—	—
Common stock, $.01 par value; 20,000,000 shares authorized, 14,375,658 and 14,416,500 shares issued and outstanding	144	144
Additional paid-in capital	107,785	107,675
Accumulated deficit	(83,039)	(80,594)
Accumulated other comprehensive loss	(74)	(74)
Total stockholders’ equity	24,816	27,151
Total liabilities and stockholders’ equity	$275,795	$146,174

The accompanying notes are an integral part of these consolidated financial statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended
	May 4, 2019	May 5, 2018

Net sales	$94,213	$103,227
Cost of goods sold	42,616	47,824
Gross profit	51,597	55,403
Selling, general and administrative expenses	48,490	51,857
Store closing, asset impairment and asset disposal expenses	869	969
Other charges	662	1,150
Operating income	1,576	1,427
Interest expense, net	1,415	1,157
Income before income taxes	161	270
Income tax provision	31	56
Net income	$130	$214
Net income per share— Basic	$0.01	$0.02
Average shares outstanding— Basic	13,825	13,839
Net income per share— Diluted	$0.01	$0.02
Average shares outstanding— Diluted	13,901	13,963

The accompanying notes are an integral part of these consolidated financial statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended
	May 4, 2019	May 5, 2018

Net income	$130	$214
Foreign currency translation adjustments	—	—
Comprehensive income	$130	$214

The accompanying notes are an integral part of these consolidated financial statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common Stock				Accumulated
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Loss	Total

Balance as of February 2, 2019	14,417	$144	$107,675	$(80,594)	$(74)	$27,151
Adoption of ASC 842 - Leases	—	—	—	(2,576)	—	(2,576)
Net income	—	—	—	130	—	130
Dividends forfeited	—	—	—	1	—	1
Stock-based compensation	75	1	143	—	—	144
Repurchase and retirement of common stock	(116)	(1)	(33)	—	—	(34)
Balance as of May 4, 2019	14,376	$144	$107,785	$(83,039)	$(74)	$24,816

Balance as of February 3, 2018	14,684	$147	$106,865	$(66,274)	$(70)	$40,668
Net income	—	—	—	214	—	214
Dividends forfeited	—	—	—	1	—	1
Stock-based compensation	383	4	324	—	—	328
Repurchase and retirement of common stock	(62)	(1)	(18)	—	—	(19)
Balance as of May 5, 2018	15,005	$150	$107,171	$(66,059)	$(70)	$41,192

The accompanying notes are an integral part of these consolidated financial statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	May 4, 2019	May 5, 2018

Operating Activities
Net income	$130	$214
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	3,553	4,050
Stock-based compensation expense	144	328
Loss on impairment of long-lived assets	562	887
Loss on disposal of assets	188	13
Grow NJ award benefit	(643)	(707)
Amortization of deferred financing costs	177	165
Changes in assets and liabilities:
Decrease (increase) in:
Trade receivables	(862)	(2,197)
Inventories	(1,261)	4,837
Prepaid expenses and other current assets	(448)	(252)
Operating leases and other non-current assets	6,317	(14)
Decrease in:
Accounts payable, accrued expenses, operating leases and other current liabilities	(4,931)	(9,031)
Operating leases and other non-current liabilities	(7,522)	(752)
Net cash used in operating activities	(4,596)	(2,459)
Investing Activities
Capital expenditures	(2,478)	(1,141)
Net cash used in investing activities	(2,478)	(1,141)
Financing Activities
Decrease in cash overdraft	1,106	(1,980)
Increase in line of credit borrowings	5,800	7,200
Proceeds from long-term debt	1,802	—
Repayment of long-term debt	(1,562)	(1,151)
Deferred financing costs paid	—	(80)
Withholding taxes on stock-based compensation paid in connection with repurchase of common stock	(33)	(19)
Net cash provided by financing activities	7,113	3,970
Effect of exchange rate changes on cash and cash equivalents	—	—
Net Increase in Cash and Cash Equivalents	39	370
Cash and Cash Equivalents, Beginning of Period	1,154	1,635
Cash and Cash Equivalents, End of Period	$1,193	$2,005

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$1,218	$968
Cash received for income taxes	$(198)	$—

The accompanying notes are an integral part of these consolidated financial statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements for the three months ended May 4, 2019 and May 5, 2018 have been prepared in accordance with the requirements for Form 10-Q and Article 10 of Regulation S-X, and accordingly, certain information and footnote disclosures have been condensed or omitted. See the Company’s Annual Report on Form 10-K as of and for the year ended February 2, 2019 for Destination Maternity Corporation and subsidiaries (the “Company” or “Destination Maternity”) as filed with the Securities and Exchange Commission (“SEC”) for additional disclosures, including a summary of the Company’s accounting policies.

In the opinion of management, the consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company for the periods presented. Since the Company’s operations are seasonal, the interim operating results of the Company may not be indicative of operating results for the full year. Certain prior year amounts have been reclassified to conform to current year presentation.

The Company operates on a 52/53-week fiscal year ending on the Saturday nearest January 31 of each year. References to the Company’s fiscal 2019 refer to the 52-week fiscal year, or periods within such fiscal year, which began February 3, 2019 and will end February 1, 2020. References to the Company’s fiscal 2018 refer to the 52-week fiscal year, or periods within such fiscal year, which began February 4, 2018 and ended February 2, 2019.

2.	EARNINGS PER SHARE (“EPS”)

Basic net income per share (“Basic EPS”) is computed by dividing net income by the weighted average number of common shares outstanding, excluding restricted stock awards for which the restrictions have not lapsed. Diluted net income per share (“Diluted EPS”) is computed by dividing net income by the weighted average number of common shares outstanding, after giving effect to the potential dilution, if applicable, from the assumed lapse of restrictions on restricted stock and restricted stock unit (“RSU”) awards, and from shares of common stock resulting from the assumed exercise of outstanding stock options. Common shares issuable in connection with the award of performance-based restricted stock units (“PRSUs”) are excluded from the calculation of EPS until the PRSUs’ performance conditions are achieved and the shares in respect of the PRSUs become issuable (see Note 14).

The following tables summarize the Basic EPS and Diluted EPS calculations (in thousands, except per share amounts):

	Three Months Ended
	May 4, 2019			May 5, 2018
	Net Income	Shares	EPS	Net Income	Shares	EPS

Basic EPS	$130	13,825	$0.01	$214	13,839	$0.02
Incremental shares from the assumed exercise of outstanding stock options	—	—	—	—	—	—
Incremental shares from the assumed lapse of restrictions on restricted stock and RSU awards	—	76	—	—	124	—
Diluted EPS	$130	13,901	$0.01	$214	13,963	$0.02

  Stock options and unvested restricted stock totaling 959,000 shares of the Company’s common stock were outstanding as of May 4, 2019, of which 610,000 shares were excluded from the calculation of Diluted EPS as the effect would have been antidilutive.

3.	TRADE RECEIVABLES

Trade receivables are recorded based on revenue recognized for sales of the Company’s merchandise and for other revenue earned by the Company through its marketing partnership programs and international franchise agreements, and are non-interest bearing. The Company evaluates the collectability of trade receivables based on a combination of factors, including aging of trade receivables, write-off experience, analysis of historical trends and expectations of future performance. An allowance for doubtful accounts is recorded for the amount of trade receivables that are considered unlikely to be collected. When the Company’s collection efforts are unsuccessful, uncollectible trade receivables are charged against the allowance for doubtful accounts. As of May 4, 2019 and February 2, 2019, the Company’s trade receivables were net of allowance for doubtful accounts of $166,000 and $166,000, respectively.

4.	INVENTORIES

Inventories were comprised of the following (in thousands):

	May 4, 2019	February 2, 2019

Finished goods	$71,992	$70,660
Work-in-progress	46	148
Raw materials	95	64
Total	$72,133	$70,872

5.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities were comprised of the following (in thousands):

	May 4, 2019	February 2, 2019

Employee compensation and benefits	$4,376	$6,741
Insurance, primarily self-insurance reserves	3,125	3,049
Sales and use taxes	3,086	2,737
Accrued expenses	3,073	4,561
Gift certificates and store credits	2,915	3,464
Product return reserve	2,530	2,078
Deferred revenue	1,713	2,435
Audit and legal	1,463	1,341
Deferred rent	—	3,101
Other	2,327	1,549
Total	$24,608	$31,056

6.	LINE OF CREDIT

After completion of a debt refinancing on February 1, 2018, the Company has in place a $50,000,000 senior secured revolving credit facility (the “Credit Facility”), which was entered into in conjunction with the issuance of the Company’s $25,000,000 Term Loan (as defined below) (see Note 7). Proceeds from advances under the Credit Facility, subject to certain restrictions, may be used to provide financing for working capital, letters of credit, capital expenditures, and other general corporate purposes.

The Credit Facility, which matures on January 31, 2023, contains various affirmative and negative covenants and representations and warranties, including the requirement that the Company maintain Excess Availability (as defined in the related Credit Agreement) of more than the greater of 10% of the Combined Loan Caps (as defined in the related Credit Agreement) and $7,000,000. In the event that the outstanding balance of the Term Loan exceeds the Term Loan Borrowing Base (as defined in the related Term Loan Agreement), then a reserve will be imposed against availability under the Credit Facility. The Credit Facility is secured by a security interest in the Company’s trade receivables, inventory, letter of credit rights, cash, intangibles and certain other assets. The interest rate on outstanding borrowings is equal to, at the Company’s election, either 1) the lender’s base rate plus 0.50% or 2) a LIBOR rate plus 1.0%. The Company also pays an unused line fee under the Credit Facility of 0.25% per annum.

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

In connection with the original execution and subsequent amendments of the Credit Facility, the Company has incurred deferred financing costs of $1,281,000.  These deferred financing costs are being amortized over the term of the Credit Facility agreement and are included in “interest expense, net” in the consolidated statements of operations.

As of May 4, 2019, the Company had $26,200,000 in outstanding borrowings under the Credit Facility, $6,297,000 in letters of credit and $10,128,000 of availability based on the Company’s Borrowing Base formula and availability reserve requirements. As of May 5, 2018, the Company had $15,200,000 in outstanding borrowings under the Credit Facility, $7,327,000 in letters of credit and $20,223,000 of availability. For the three months ended May 4, 2019 and May 5, 2018 borrowings had a weighted interest rate of 4.53% and 3.60% per annum, respectively.  During the three months ended May 4, 2019 and May 5, 2018 the Company’s average levels of direct borrowings were $27,509,000 and $19,436,000, respectively, and the Company’s maximum borrowings were $32,300,000 and $27,400,000, respectively.

7.	LONG-TERM DEBT

On February 1, 2018 (the “Closing Date”), the Company has entered into a Term Loan Credit Agreement (the “Term Loan Agreement”) which provides for a term loan of up to $25,000,000 and matures on January 31, 2023 (the “Term Loan”).  On the Closing Date, the Company borrowed $22,500,000.   The Term Loan provided for an additional loan of $2,500,000, which could be borrowed at the Company’s discretion within a period of 45 days after delivery to the lender of the Company’s first quarter fiscal 2018 financial statements and satisfaction of certain other requirements. The Company met these requirements and borrowed the additional $2,500,000 on July 16, 2018.

The interest rate on the Term Loan is equal to a LIBOR rate plus 9.0%. The Company is required to make minimum repayments of the principal amount of the Term Loan in quarterly installments of $312,500 which commenced on July 31, 2018, with the remaining outstanding balance payable on the maturity date. There is a minimum excess availability requirement of the greater of 10% of the Combined Loan Cap, as defined in the Term Loan Agreement, or $7,000,000. Additionally, the Term Loan can be prepaid at the Company’s option subject to certain restrictions and subject to a prepayment premium as follows: 1) if the prepayment occurs on or prior to the second anniversary of the Closing Date, the greater of  a) interest on the prepayment that would otherwise have been paid with the 24 month period following the Closing Date minus actual interest payments made through the prepayment date and b) 2% of the prepayment and 2) 2% of the prepayment amount, if paid between the second and third anniversary of the Closing Date.

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

        There were $2,455,000 of deferred financing costs incurred in connection with the Term Loan. These deferred financing costs are reflected as a direct deduction from the Term Loan liability in the consolidated balance sheets and are being amortized over the term of the Term Loan Agreement. The amortization is included in “interest expense, net” in the consolidated statements of operations.

As of May 4, 2019 and May 5, 2018, there was $23,750,000 and $22,500,000, respectively, of principal outstanding under the Term Loan.

On February 22, 2019, the Company entered into a 24-month, $1,802,000 software development financing arrangement. The note has monthly payments of $81,648 with an interest rate of 8.16%. As of May 4, 2019, there was $1,593,000 of principal outstanding.

As of May 4, 2019 and May 5, 2018, there was $2,149,000 and $5,284,000, respectively, outstanding under a five-year equipment financing arrangement with the Company’s Credit Facility bank. The equipment note bears annual interest at 3.38%, with payments of $272,000 (including interest) due monthly through December 2019. The equipment note is collateralized by substantially all of the material handling equipment at the Company’s distribution facility in Florence, New Jersey. Any amounts outstanding under the equipment note may be accelerated and become due and payable immediately upon an event of default and expiration of any applicable cure period. The specified events of default are substantially the same as those in the Credit Facility agreement (see Note 6).

On June 6, 2017, the Company received $3,401,000 in proceeds from a three-year financing arrangement in the form of a sale and leaseback for certain furniture, fixtures and software. Monthly payments under the leaseback arrangement are $123,000 for the first 24 months and $48,000 for months 25 to 36. At the end of the leaseback term, the Company has the option to extend the lease for an additional year or to repurchase the financed property for a price to be agreed upon. As of May 4, 2019, and May 5, 2018, there was $1,114,000 and $2,287,000 of principal outstanding under this financing arrangement.

8.	LEASES

The Company has entered into operating leases for all of its retail locations, distribution center and corporate office. Many of these leases include one or more renewal options which can extend the lease for up to an additional 15 years.  In the event we are reasonably certain that an option to extend a lease will be exercised, we use the expected expiration date to determine the operating lease right-of-use asset and lease liability. We also have short-term leases that can be terminated by the Company or by the landlord with notification periods as short as 30 days, which are excluded from the operating lease liability. Some of our leases provide for rental payments based solely on a percent of retail sales which are treated as variable lease expenses and not included as part of the operating lease liability.  Most leases include payments for lease components such as minimum rent, non-lease components such as common area maintenance and not-lease components such as real estate taxes and insurance.  Finance leases were not material as of May 4, 2019 and the three-month period then ended.

For the three months ended May 4, 2019, the components of lease expense were as follows (in thousands):

Fixed operating lease expense (1)	$8,743
Variable operating lease expense	3,893
Total operating lease expense	$12,636
(1) Includes short-term leases.

For the three months ended May 5, 2018, rent expense, including related occupancy costs such as insurance and maintenance paid to landlords, for non-cancellable operating leases amounted to $12.8 million.

The following table presents the operating lease balances within the Consolidated Balance Sheet, weighted average remaining lease term and weighted average discount rates related to the Company’s operating leases as of May 4, 2019 ($ in thousands):

Lease Assets and Liabilities	Classification
Assets:
Operating lease ROU assets	Operating lease assets	$128,065

Liabilities:
Current:
Operating lease liabilities	Operating lease liabilities	$32,327
Long-term:
Operating lease liabilities	Operating lease and other non-current liabilities	119,636
Total undiscounted operating lease liabilities		$151,963

Weighted average remaining lease term		6.4 years
Weighted average discount rate		7.40%

The following table presents the maturity of the Company’s operating lease liabilities as of May 4, 2019 (in thousands):

Remainder of Fiscal 2019	$32,864
2020	34,750
2021	28,555
2022	24,128
2023	20,969
Thereafter	53,693
Total operating lease payments	194,959
Less: Imputed interest	42,996
Total operating lease liabilities	$151,963

The following table presents future minimum lease payments as previously disclosed in our 2018 Annual Report on Form 10-K  determined using the previous lease accounting standard.

2019	$36,417
2020	29,682
2021	21,142
2022	21,698
2023	15,995
Thereafter	48,462
Total operating lease liabilities	$173,396

Supplemental cash flow information related to the Company’s operating leases for the three months ended May 4, 2019 (in thousands):

Cash paid for amounts included in the measurement of operating lease liabilities	$11,994
ROU assets obtained in exchange for operating lease liability	1,829

9.	FAIR VALUE MEASUREMENTS

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

At both May 4, 2019 and February 2, 2019, the Company had cash equivalents of $4,000. The Company’s cash equivalents consist of investments in money market funds for which the carrying value approximates fair value (based on Level 1 inputs) due to the short-term nature of those instruments. The carrying values of trade receivables and accounts payable approximate fair value due to the short-term nature of those instruments.

The Company’s Credit Facility has variable interest rates that are tied to market indices. As of May 4, 2019 and February 2, 2019, the Company had $26,200,000 and $20,400,000 respectively, of direct borrowings outstanding under the Credit Facility. The carrying value of the Company’s Credit Facility borrowings approximates fair value as the variable interest rates approximate current market rates, which the Company considers to be Level 2 inputs.

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

10.	NET SALES

The following disaggregates the Company’s net sales by major source (in thousands):

	Three Months Ended
	May 4, 2019	May 5, 2018

Retail stores	$56,464	$62,987
Leased departments	9,348	9,989
Total retail locations	65,812	72,976
E-commerce	22,672	25,482
Marketing partnerships	4,580	3,935
Wholesale and franchise	1,150	834
Total net sales	$94,213	$103,227

11.	OTHER CHARGES

Over the last several years the Company has engaged in a series of management and organizational changes and, in connection therewith, retained consulting firms to review its costs and business strategy associated with such management and organizational changes.  The Company’s Board of Directors authorized changes to the Company’s chief executive function, including, most recently, the May 23, 2018 appointment of Marla Ryan as Chief Executive Officer, who replaced Melissa Payner-Gregor who had served as interim Chief Executive Officer since January 2, 2018. Ronald Masciantonio, the Company’s Chief Administrative Officer, resigned from his position on June 4, 2018.  David Stern, the Company’s former Chief Financial Officer, departed the Company effective at the close of business on August 10, 2018. On January 19, 2019, Dave J. Helkey was appointed Chief Operating Officer and Chief Financial Officer. The Company also paid one-time retention bonuses with service conditions to certain key management personnel which are being recorded over the service period, while reducing its overall headcount to create a more efficient and effective operating structure. During the three months ended May 4, 2019 and May 5, 2018, the Company incurred $662,000 and $264,000, respectively, of charges related to these management and organizational changes.

In the first quarter of fiscal 2018, the Company received notification from a stockholder group of their intent to nominate a slate of alternative nominees for election to the Company’s Board of Directors at the Annual Meeting of Stockholders that was held on May 23, 2018 (the “Proxy Solicitation”).  At the 2018 Annual Meeting of Stockholders the Company’s stockholders replaced the incumbent board in its entirety and elected Holly N. Alden, Christopher B. Morgan, Marla A Ryan and Anne-Charlotte Windal as the Company’s new Board of Directors. During the three months ended May 5, 2018, the Company incurred $886,000 of charges related to the Proxy Solicitation.

A summary of charges incurred in connection with management and organizational changes and the proxy solicitation is as follows (in thousands):

	Three Months Ended
	May 4, 2019	May 5, 2018

Management and organizational changes	$662	$264
Proxy solicitation	—	886
Total other charges	$662	$1,150

12.	GOVERNMENT INCENTIVES

In fiscal 2015, the Company completed the relocation of its corporate headquarters and distribution operations from Philadelphia, Pennsylvania to southern New Jersey. To partially offset the costs of these relocations, the Board of the New Jersey Economic Development Authority (“NJEDA”) approved the Company for an incentive package of up to $40,000,000 in benefits under the Grow New Jersey Assistance Program (“Grow NJ”) in the form of transferrable income tax credits over a ten-year period from the State of New Jersey. The award provides annually over a ten-year period up to $7,000 per eligible new full-time job, as defined under Grow NJ, with a requirement that at least 100 eligible jobs be created and subject to an annual award limit of $4,000,000.

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

The annual benefit from the Grow NJ award available to the Company is expected to significantly exceed the Company’s annual income tax liability to the State of New Jersey. In order to maximize the realizable value of the incentive package, the Company entered into an agreement with a third party to sell up to 100% of the annual income tax credits awarded to the Company. The Company recognizes its Grow NJ award on an annual basis for each fiscal year based on the realizable value of the award earned and expected to be received, primarily from the sale of the income tax credits, net of any associated costs. The Grow NJ award is reflected in the Company’s consolidated financial statements as a reduction to the costs incurred by the Company in connection with the relocations. The expected realizable amount of the Grow NJ award is included in the consolidated balance sheet in deferred income taxes. As of May 4, 2019, the Company had recorded a deferred tax asset of $3,314,000 related to the NJ Grow award. Of this amount, $2,671,000 relates to the annual award earned in fiscal 2018, the cash proceeds of which are expected to be received during fiscal 2019. In December 2018, the Company received $2,829,000 cash proceeds, net of costs, from the receipt and subsequent sale of the  tax credit certificate earned for fiscal 2017. During the three months ended May 4, 2019, the Company recognized a cost reduction related to the Grow NJ award in the amount of $617,000, as compared to the three months ended May 5, 2018 in which the Company recognized $710,000.

13.	INCOME TAXES

 Accounting Standards Codification (“ASC”) Topic 740, Income Taxes, requires that a valuation allowance be recorded to reduce deferred tax assets when it is more likely than not that the tax benefit of the deferred tax assets will not be realized. In situations where a three-year cumulative loss condition exists, accounting standards limit the ability to consider projections of future results as positive evidence to assess the realizability of deferred tax assets.  In fiscal 2016 the Company’s financial results reflected a three-year cumulative loss and consequently, in fiscal 2016 the Company recorded a non-cash charge as a valuation allowance against substantially all of its deferred tax assets.  Three-year cumulative losses have continued since fiscal 2016, and the Company continues to record a valuation allowance against its deferred tax assets.

14.	EQUITY AWARD PLANS

In January 2006, the stockholders of the Company approved the adoption of the Amended and Restated 2005 Equity Incentive Plan (the “2005 Plan”) and, subsequently, have approved amendments to increase the number of issuable shares under the 2005 Plan. Under the 2005 Plan, employees, directors, consultants and other individuals who provide services to the Company may be granted awards in the form of stock options, stock appreciation rights, restricted stock, RSUs or deferred stock units. Up to 3,550,000 shares of the Company’s common stock may be issued in respect of awards under the 2005 Plan, as amended, with no more than 2,250,000 of those shares permitted to be issued in respect of restricted stock, RSUs, or deferred stock units granted under the 2005 Plan. Awards of stock options to purchase the Company’s common stock will have exercise prices as determined by the Compensation Committee of the Board of Directors but such exercise prices may not be lower than the fair market value of the stock on the date of grant.

No stock options have been granted by the Company with an exercise price less than the fair market value of the Company’s common stock on the date of grant for any of the periods presented. The majority of the stock options issued under the 2005 Plan vest ratably over four-year periods and generally expire ten years from the date of grant, and restricted stock and time-based RSU awards issued under the 2005 Plan generally have restrictions that lapse ratably over periods ranging from one to four years however, awards with respect to up to 177,500 shares of our common stock may be granted under the 2005 Plan with a vesting period of less than one year. Performance-based awards issued under the 2005 Plan generally vest based upon the achievement of pre-established performance goals over a specified three-year period. The number of shares of our common stock that may be earned in respect of performance-based awards may be greater or less than the target number of shares granted based on the actual performance achieved. The non-executive chairman of the Company’s Board of Directors is granted 6,000 shares of restricted stock on an annual basis and each non-employee director, other than the non-executive chairman, and Christopher B. Morgan, of the Company’s Board of Directors is eligible for a grant of 4,000 shares of restricted stock on an annual basis, in each case that will generally vest one year from the date of grant. The Company issues new shares of common stock upon exercise of vested stock options. As of May 4, 2019, there were 834,231 shares of the Company’s common stock available for grants of awards under the 2005 Plan.

Stock option activity for all plans was as follows:

	Outstanding Stock Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value (in thousands)
Balance as of February 2, 2019	439	$6.06
Granted	45	2.33
Exercised	—	—
Forfeited	(41)	4.17
Expired	—	—
Balance as of May 4, 2019	443	$5.85	8.3	—
Exercisable as of May 4, 2019	161	$9.75	6.7	—

The following table summarizes information about stock options outstanding as of May 4, 2019:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number Outstanding (in thousands)	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable (in thousands)	Weighted Average Exercise Price
$ 2.33 to $ 5.00	237	9.2	$2.63	43	$2.65
5.01 to 10.00	134	8.3	6.32	48	7.49
10.01 to 31.38	72	5.2	15.53	70	15.69
$ 2.33 to $31.38	443	8.3	$5.85	161	$9.75

The following table summarizes information about restricted stock and RSU activity for the 2005 Plan and includes grants of 113,326 PRSUs which is the number of shares of common stock that would be delivered upon vesting assuming that the target level of performance is achieved.  If performance was achieved at the maximum level, 226,652 shares of common stock would be delivered in respect of such PRSU’s.

	Outstanding Restricted Shares (in thousands)	Weighted Average Grant Date Fair Value
Unvested as of February 2, 2019	606	$3.34
Granted	75	2.45
Vested	(64)	2.72
Forfeited	(100)	2.68
Unvested as of May 4, 2019	517	$3.26

15.	RECENT ACCOUNTING PRONOUNCEMENTS

Adopted

  In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), referred to hereafter as ASC 842. ASC 842 affects any entity that enters into a lease, as that term is defined, and its guidance supersedes Topic 840, Leases. As it substantively relates to the Company, ASC 842 requires lessees to recognize a right-of-use asset (“ROU asset”) and a lease liability, initially measured at the present value of the lease payments, in the consolidated balance sheet.

On February 3, 2019, the Company adopted ASC 842 using the modified retrospective method for all lease arrangements in effect at the beginning of the period of adoption. Results for periods beginning February 3, 2019 are presented under ASC 842, and prior period amounts were not restated and continue to be reported under the Company’s historical method of lease accounting, ASC 840, Leases. Adoption of ASC 842 had a material impact of the Company’s balance sheet as the result of recognizing ROU assets and lease liabilities for operating leases. There was no material impact to our consolidated statement of operations or cash flows and there was no impact to covenant compliance under our current debt agreements. Accounting for finance leases remained substantially unchanged. For leases that commenced prior to the effective date of ASC 842 the Company adopted practical expedients that allowed for retention of its previous assessment of the following: (i) whether a contract contained a lease, (ii) lease classification and (iii) initial direct costs. The Company also elected not to recognize ROU assets and lease liabilities for leases with a term of 12 months or less and to account for leases which have both lease and non-lease components as a single component.

At the date of adoption, the Company recorded operating lease ROU assets of $135 million, operating lease liabilities of $159 million, primarily related to its retail real estate, distribution center and corporate office and a $2.6 million adjustment to accumulated deficit resulting from the impairment of certain operating lease ROU assets. Refer to Note 8. Leases for additional disclosures required by ASC 842.

The Company determines if an arrangement is a lease at inception. ROU assets represent the Company’s right to use an underlying asset during the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the commencement of the lease based on the net present value of the fixed lease payments over the lease term.  The lease term includes options to extend or terminate the lease when it is reasonably certain that we will exercise the option. ROU assets include prepaid lease payments, lease incentives received and capitalized lease costs. As the Company’s leases do not provide an implicit interest rate, the Company uses its incremental borrowing rate based on information available at the lease commencement date to determine the present value of lease payments. Lease expense for operating leases is recognized on a straight-line basis over the lease term as an operating expense, while the expense for finance leases is recognized as depreciation and interest expense over the lease term.

In August 2018, the FASB issued ASU 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. ASU 2018-15 requires implementation costs incurred by customers in cloud computing arrangements to be deferred over the non-cancellable term of the cloud computing arrangements plus any optional renewal periods (1) that are reasonably certain to be exercised by the customer or (2) for which exercise of the renewal option is controlled by the cloud service provider. The effective date of this pronouncement is for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, and early adoption is permitted. The Company adopted ASU 2018-15 effective February 3, 2019, and the adoption did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

16.	COMMITMENTS AND CONTINGENCIES

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

The Company has recently gained access to inspect inventory subject to a potential loss that occurred while the inventory was in transit to the Company’s distribution center. While still in the process of evaluating the inventory, the Company believes that it has insurance coverage in place to cover any potential loss, should such a loss occur.

17.	SEGMENT AND ENTERPRISE WIDE DISCLOSURES

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

Geographic Information. Geographic revenue information is allocated based on the country in which the products or services are sold, and in the case of international franchise revenues, on the location of the customer. Information concerning the Company’s operations by geographic area was as follows (in thousands):

	Three Months Ended
	May 4, 2019	May 5, 2018

Net Sales
United States	$90,646	$98,250
Foreign	3,567	4,977

	May 4, 2019	February 2, 2019

Long-Lived Assets
United States	$49,995	$51,068
Foreign	1,078	1,228

Major Customers. For the periods presented, the Company did not have any one customer who represented more than 10% of its net sales.

18.	INTEREST EXPENSE, NET

Interest expense, net was comprised of the following (in thousands):

	Three Months Ended
	May 4, 2019	May 5, 2018

Interest expense	$1,416	$1,158
Interest income	(1)	(1)
Interest expense, net	$1,415	$1,157

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

We operate on a 52/53-week fiscal year ending on the Saturday nearest January 31 of each year. References in this discussion to our fiscal 2019 refer to the 52-week fiscal year, or periods within such fiscal year, which began February 3, 2019 and will end February 1, 2020. References to our fiscal 2018 refer to the 52-week fiscal year, or periods within such fiscal year, which began February 4, 2018 and ended February 2, 2019.

Forward-Looking Statements

Some of the information in this report, including the information incorporated by reference (as well as information included in oral statements or other written statements made or to be made by us), contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements involve a number of risks and uncertainties. The following factors, among others, in some cases have affected, and in the future, could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, but are not limited to: the strength or weakness of the retail industry in general and of apparel purchases in particular, our ability to successfully manage our various business initiatives, the success of our international business and its expansion, our ability to successfully manage, retain and expand our leased department and international franchise relationships and marketing partnerships, future sales trends in our various sales channels, unusual weather patterns, changes in consumer spending patterns, raw material price increases, overall economic conditions and other factors affecting consumer confidence, demographics and other macroeconomic factors that may impact the level of spending for maternity apparel (such as fluctuations in pregnancy rates and birth rates), expense savings initiatives, our ability to anticipate and respond to fashion trends and consumer preferences, unanticipated fluctuations in our operating results, the impact of competition and fluctuations in the price, availability and quality of raw materials and contracted products, availability of suitable store locations, continued availability of capital through equity and debt financing, our ability to hire, develop and retain senior management and sales associates, our ability to develop and source merchandise, our ability to receive production from foreign sources on a timely basis, our compliance with applicable financial and other covenants under our financing arrangements, the trading liquidity of our common stock, changes in market interest rates, our compliance with certain tax incentive and abatement programs, war or acts of terrorism and other factors referenced in our Annual Report on Form 10-K, including those set forth under the caption “Risk Factors.”

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

Use of Non-GAAP Measures

In assessing the performance of our business, we consider a variety of operational and financial measures. The key measures for determining how our business is performing are net income (loss) determined in accordance with GAAP (“net income (loss)”) and the corresponding net income (loss), (or earnings (loss)) per share (diluted), net income (loss) before certain charges or credits, when applicable, such as other charges, loss on extinguishment of debt, and certain infrequent income tax adjustments (“adjusted net income (loss)”) and the corresponding earnings (loss) per share (diluted), Adjusted EBITDA (as defined below), Adjusted EBITDA before other charges, net sales, and comparable sales. Adjusted EBITDA represents operating income (loss) before deduction for the following non-cash charges: 1) depreciation and amortization expense, 2) loss on impairment of tangible and intangible assets, 3) loss on disposal of assets, and 4) stock-based compensation expense.

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

Overview

We are the leading designer and retailer of maternity apparel in the United States with 998 retail locations, including 452 stores in the United States, Canada and Puerto Rico, and 546 leased departments located within department stores and baby specialty stores throughout North America. We also sell merchandise on the Internet, primarily through our Motherhood.com, APeaInThePod.com and Destinationmaternity.com websites. We also sell our merchandise through our Canadian website, MotherhoodCanada.ca, through Amazon.com in the United States, and through websites of certain of our retail partners, including Macys.com.  We have store franchise and product supply relationships in South Korea, Mexico and Israel. As of May 4, 2019, we have 184 international franchised locations, including 9 stand-alone stores operated under one of our retail nameplates and 175 shop-in-shop locations.

Management and Organizational Changes

We have engaged in a series of management and organizational changes over the last several years. Through these actions, we are attempting to identify further opportunities to become more profitable in the near future, by increasing both revenue and gross margins while reducing expenses. During the three months ended May 4, 2019 and May 5, 2018, we recognized $0.7 million and $0.3 million, respectively, of charges related to management and organizational changes.

Proxy Solicitation

In the first quarter of fiscal 2018, we received notification from a stockholder group of the nomination of a slate of alternative nominees for election to our Board of Directors at the 2018 Annual Meeting of Stockholders that was held on May 23, 2018 (the “Proxy Solicitation”). At our 2018 Annual Meeting of Stockholders the Company’s stockholders replaced the incumbent board in its entirety and elected Holly N. Alden, Christopher B. Morgan, Marla A. Ryan and Anne-Charlotte Windal as our new Board of Directors. During the three months ended May 5, 2018, we incurred $0.9 million of charges related to the Proxy Solicitation.

First Quarter Fiscal 2019 Financial Results

•	Net sales for the first quarter of fiscal 2019 decreased 8.7% to $94.2 million from $103.2 million for the first quarter of fiscal 2018.
-	Comparable sales for the first quarter of fiscal 2019 decreased 7.2%, compared to a comparable sales decrease of 0.1% for the first quarter of fiscal 2018.

•

Net income for the first quarter of fiscal 2019 was $0.1 million, or $0.01 per share (diluted), compared to net income of $0.2 million, or $0.02 per share (diluted), for the first quarter of fiscal 2018.

-

Net income the first quarter of fiscal 2019 includes a $0.5 million of other charges, net of tax, related to management and organizational changes.  Net income for the first quarter of fiscal 2018 includes other charges of $0.9 million, net of tax.

and a $0.1 million non-cash income tax benefit related to a change in the valuation allowance against net deferred tax assets.

-	Adjusted net income for the first quarter of fiscal 2019 was $0.6 million, or $0.04 per share (diluted), compared to the comparably adjusted net income for the first quarter of fiscal 2018 of $1.0 million, or $0.07 per share (diluted).

•	Adjusted EBITDA was $6.0 million for the first quarter of fiscal 2019, compared to $6.7 million of Adjusted EBITDA for the first quarter of fiscal 2018.
-

Adjusted EBITDA before other charges was $6.7 million for the first quarter of fiscal 2019, a decrease of 15% compared to $7.9 million of Adjusted EBITDA before other charges for the first quarter of fiscal 2018.

Results of Operations

The following table sets forth certain operating data as a percentage of net sales and as a percentage change for the three months ended May 4, 2019 and May 5, 2018:

	% of Net Sales (1)		% Change Period to Period Favorable (Unfavorable)
	Three Months Ended		Three Months Ended May 4, 2019 vs.
	May 4, 2019	May 5, 2018	May 5, 2018

Net sales	100.0%	100.0%	(8.7)%
Cost of goods sold (2)	45.2	46.3	10.9
Gross profit	54.8	53.7	(6.9)
Selling, general and administrative expenses (3)	51.5	50.2	6.5
Store closing, asset impairment and disposal expenses	0.9	0.9	10.3
Other charges, net	0.7	1.1	42.4
Operating income	1.8	1.5	10.4
Interest expense, net	1.5	1.1	(22.3)
Income before income taxes	0.2	0.3	(40.4)
Income tax provision	0.0	0.1	44.6
Net income	0.1%	0.2%	(39.3)%

(1)	Components may not add to the exact total amount due to rounding.
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

	Three Months Ended
	May 4, 2019			May 5, 2018
Retail Locations	Stores	Leased Departments	Total Retail Locations	Stores	Leased Departments	Total Retail Locations

Beginning of period	458	554	1,012	487	637	1,124
Opened	1	—	1	—	—	—
Closed	(7)	(8)	(15)	(3)	(3)	(6)
End of period	452	546	998	484	634	1,118

	Three Months Ended
	May 4, 2019			May 5, 2018
International Franchised Locations	Stores	Shop-in- Shop Locations	Total International Franchised Locations	Stores	Shop-in- Shop Locations	Total International Franchised Locations

Beginning of period	9	175	184	15	173	188
Opened	—	—	—	—	—	—
Closed	—	—	—	(2)	—	(2)
End of period	9	175	184	13	173	186

Three Months Ended May 4, 2019 and May 5, 2018

Net Sales.    Our net sales for the first quarter of fiscal 2019 decreased by 8.7%, or $9.0 million, to $94.2 million from $103.2 million for the first quarter of fiscal 2018. Comparable sales for the first quarter of fiscal 2019 decreased 7.2%, compared to a comparable sales decrease of 0.1% for the first quarter of fiscal 2018. The decrease in total reported sales for the first quarter of fiscal 2019 compared to the first quarter of fiscal 2018, resulted primarily from the closure of underperforming retail and lease locations and a decline in store traffic, partially offset by an increase is average selling price.

Gross Profit.    Our gross profit for the first quarter of fiscal 2019 decreased by 6.9%, or $3.8 million, to $51.6 million from $55.4 million for the first quarter of fiscal 2018, and our gross profit as a percentage of net sales (gross margin) for the first quarter of fiscal 2019, was 54.8% compared to 53.7% for the first quarter of fiscal 2018. The decrease in gross profit for the first quarter of fiscal 2019 compared to the first quarter of fiscal 2018, was due to our lower sales volume as a result of the closure of underperforming retail and lease locations and a decline in comparable store sales. The year-over-year increase in gross margin is primarily a result of a decrease in markdown and promotional activity.

Selling, General and Administrative Expenses.    Our selling, general and administrative expenses for the first quarter of fiscal 2019 decreased by 6.5%, or $3.4 million, to $48.5 million from $51.9 million for the first quarter of fiscal 2018. As a percentage of net sales, selling, general and administrative expenses increased to 51.5% for the first quarter of fiscal 2019 from 50.2% for the first quarter of fiscal 2018. This decrease in expense for the quarter primarily reflects reductions in employee costs and occupancy expenses resulting from the closure of underperforming stores and ongoing expense reduction initiatives. The increase in expense as a percent of sales reflects the unfavorable leverage from our decreased sales due to the relatively fixed nature of our expenses.

Store Closing, Asset Impairment and Asset Disposal Expenses.   Our store closing, asset impairment and asset disposal expenses, including $0.4 million in right-of-use asset impairment, was $0.9 million for the first quarter of fiscal 2019 compared to $1.0 million for the first quarter of fiscal 2018.

Other Charges, Net.    In the first quarter of fiscal 2019, we incurred other charges of $0.7 million which is primarily consulting fees and personnel costs related to our management and organizational change initiatives. In the first quarter of fiscal 2018 we incurred other charges of $1.1 million which includes $0.8 million for legal and advisory fees related to the proxy solicitation and $0.3 million in personnel costs related to our management and organizational change initiatives.

Operating Income.    We had operating income of $1.6 million for the first quarter of fiscal 2019, compared to operating income of $1.4 million for the first quarter of fiscal 2018. The $0.2 million increase in operating income is the result of a $3.4 million decrease in selling, general and administrative expenses and a $0.5 million decrease in other charges partially offset by a $3.8 million reduction in gross profit.

Interest Expense, Net.    Net interest expense of $1.4 million for the first quarter of fiscal 2019 was $0.2 million higher than the first quarter of fiscal 2018. This increase is the result of an increase in both interest rates and our average debt outstanding.

Income Tax Provision.    For the first quarter of fiscal 2019 and fiscal 2018, our income tax provision was $31,000 and $56,000, respectively.  These tax provisions primarily represent minimum state income taxes.  Since fiscal 2016, we have been recording full valuation allowances against our deferred tax assets, primarily net operating loss carryforwards.

Net Income.    Net income for the first quarter of fiscal 2019 was $0.1 million, or $0.01 per share (diluted), compared to net income of $0.2 million, or $0.02 per share (diluted), for the first quarter of fiscal 2018. Net income for the first quarter of fiscal 2019 includes other charges of $0.5 million, net of tax, related to management and organizational changes. Net income for the first quarter of fiscal 2018 includes a $0.1 million non-cash income tax charge related to a change in the valuation allowance against deferred tax assets and other charges of $0.8 million, net of tax.

Our average diluted shares outstanding of 13.9 million was comparable to the 14.0 million average diluted shares for the first quarter of fiscal 2018.

The following is a reconciliation of net income and net income per share (diluted) (“Diluted EPS”) to adjusted net income and adjusted Diluted EPS for the three months ended May 4, 2019 and May 5, 2018 (in thousands, except per share amounts):

	Three Months Ended
	May 4, 2019			May 5, 2018
	Net Income	Diluted Shares	Diluted EPS	Net Income	Diluted Shares	Diluted EPS

As reported	$130	13,901	$0.01	$214	13,963	$0.02
Other charges	662	—		1,150	—
Income tax effect of other charges (1)	(154)	—		(273)	—
Deferred tax valuation allowance related to cumulative losses	(30)	—		(67)	—
As adjusted	$607	13,901	$0.04	$1,024	13,963	$0.07

(1)	Income tax effect of other charges represents the differences in income tax provision calculated with and without the specified items of pretax expense or (income).

The following is a reconciliation of net income to Adjusted EBITDA and Adjusted EBITDA before other charges for the first quarter of fiscal 2019 and 2018 (in thousands):

	Three Months Ended
	May 4, 2019	May 5, 2018

Net income	$130	$214
Income tax provision	31	56
Interest expense, net	1,415	1,157
Operating income	1,576	1,427
Depreciation and amortization expense	3,553	4,050
Loss on impairment of long-lived assets	562	887
Loss on disposal of assets	188	13
Stock-based compensation expense	144	328
Adjusted EBITDA	6,023	6,705
Other charges	662	1,150
Adjusted EBITDA before other charges	$6,685	$7,855

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

Cash and cash equivalents were unchanged during the first quarter of fiscal 2019, compared to an increase of $0.4 million for the first quarter of fiscal 2018.

Cash used in operations was $4.6 million for the first quarter of fiscal 2019, as compared to $2.5 million of cash used in operations for the first quarter of fiscal 2018. This increase of approximately $2.1 million in cash used in operations compared to the prior period is primarily the result of a $2.8 million decrease in accrued expenses in fiscal 2019 compared to fiscal 2018 related to the amount and timing of payments of employee compensation and related benefits.  Our working capital changes, quarterly net income and cash flow adjustments may fluctuate significantly, and net cash provided by or used in operating activities for any interim period is not necessarily indicative of the results that may be achieved for a full fiscal year.

During the first quarter of fiscal 2019, we borrowed $5.8 million against our line of credit to provide working capital, make periodic payments on our equipment loans and fund capital expenditures. Capital expenditures for the first quarter of fiscal 2019 totaled $2.5 million, including $0.3 million for improvements to new and existing stores and $2.2 million for information systems.  We expect to use borrowings under our existing $50.0 million senior secured revolving credit facility to fund a portion of our capital requirements from time to time during the remainder of our 2019 fiscal year.

On February 1, 2018 (the “Closing Date”) we entered into a Term Loan Credit Agreement (the “Term Loan Agreement”) which provides for a term loan of up to $25.0 million (the “Term Loan”).  On the Closing Date we borrowed $22.5 million against the Term Loan. In July 2018, we borrowed an additional $2.5 million under our Term Loan increasing the balance to $25.0 million, the full amount permitted to be outstanding under the agreement.

The Term Loan matures on January 31, 2023 (the “Maturity Date”).  There is a minimum excess availability requirement of the greater of 10% of the combined loan cap, as defined in the Term Loan Agreement, or $7.0 million. The interest rate on the Term Loan is equal to a LIBOR rate plus 9.0%.  We began to make minimum payments of $0.3 million each quarter commencing on July 31, 2018, with the remaining outstanding balance payable on the Maturity Date.  The Term Loan can be prepaid at our option, subject to certain restrictions and subject to a prepayment premium as follows: 1) if prepayment occurs on or prior to the third anniversary of the Closing Date, the greater of a) interest on the prepayment that would otherwise have been paid with the 24 month period following the Closing Date minus actual interest payments made through the prepayment date and b) 2% of the prepayment, and 2) 2% of the prepayment amount if paid between the second and third anniversary of the Closing Date.

In conjunction with entering into the Term Loan Agreement, on February 1, 2018 we also amended and restated our credit facility (the “Credit Facility”).  This amendment, among other things, reduced the borrowing amount under the Credit Facility from $70.0 million to $50.0 million, extended the Termination Date to January 31, 2023 and reduced or eliminated certain availability reserves.

As of May 4, 2019, we had $26.2 million in borrowings and $6.3 million in letters of credit outstanding under the Credit Facility with $10.1 million of availability. As of May 5, 2018, we had $15.2 million of borrowings and $7.3 million in letters of credit with $20.2 million of availability. For the first quarter of fiscal 2019, our borrowings had a weighted interest rate of 4.53% per annum, our average level of borrowing was $27.5 million and our maximum borrowing at any time was $32.3 million.  For the first quarter of fiscal 2018, our borrowings had a weighted interest rate of 3.60% per annum our average level of direct borrowings was $19.4 million and our maximum borrowings at any time were $27.4 million.

On February 22, 2019, the Company entered into a 24-month, $1.8 million software development financing arrangement. The note has monthly payments of $81,648 with an interest rate of 8.16%. As of May 4, 2019, there was $1.6 million of principal outstanding.

As of May 4, 2019 and May 5, 2018, there was $2.1 million and $5.3 million, respectively, outstanding under a five-year equipment financing arrangement with our Credit Facility lender. The equipment note bears annual interest at 3.38%, with payments of $0.3 million (including interest) due monthly through December 2019. The equipment note is collateralized by substantially all of the material handling equipment at our distribution facility in Florence, New Jersey.

On June 6, 2017, we received $3.4 million in proceeds from a three-year financing arrangement in the form of a sale and leaseback for certain furniture, fixtures and software.  Monthly payments under the leaseback arrangement are $0.1 million for the first 24 months and $48,000 for months 25 to 36.  At the end of the leaseback term, we have the option to extend the financing for an additional year or repurchase the property for a price to be agreed upon. All proceeds from the transaction were used to prepay a portion of our Term Loan.  As of May 4, 2019 and May 5, 2018, there was $1.1 million and $2.3 million, respectively, of principal outstanding under the arrangement.

In connection with the relocation of our corporate headquarters and our distribution operations from Philadelphia, Pennsylvania to southern New Jersey, the Board of the NJEDA approved us for an incentive package of up to $4.0 million in annual benefits under Grow NJ in the form of transferrable income tax credits over a ten-year period from the State of New Jersey. The annual benefit amount available to us is based on an average of eligible jobs within the state and is expected to significantly exceed our annual income tax liability to New Jersey. In order to maximize the realizable value of our incentive package we have an agreement with a third party to sell up to 100% of the annual income tax credits awarded to us. For fiscal 2018 we qualified for $3.0 million in tax credits for which we expect to realize $2.7 million in cash proceeds during fiscal 2019.  In December 2018 we received $2.8 million in proceeds, net of costs, from the sale of the tax credits we earned in fiscal 2017. For fiscal 2019 our average eligible jobs are expected to be lower than in fiscal 2018 and we project that we will receive approximately $2.9 million of transferrable tax credits with a pretax realizable value of approximately $2.6 million, subject to our compliance with the requirements under our Grow NJ award. Cost reductions from lower headcount are expected to more than offset any decline in the amount realized from our incentive package.

Based on our current operating plan, our management believes that our current cash and working capital positions, expected operating cash flows and available borrowing capacity will be sufficient to fund our cash requirements for working capital and capital expenditures for at least the next 12 months. We have based this belief on assumptions that we believe are reasonable but may not be realized due to a variety of factors including lower than anticipated net sales or gross margins, increased expenses, continued or declining levels of economic or retail industry conditions, or other events, including those factors discussed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended February 2, 2019. As a result, we could use our available capital resources sooner than we currently expect. Furthermore, our operating plan may change, and we may need additional funds sooner than planned. If we are unable to obtain required funds from the aforementioned sources, we will likely need to seek other sources of financing which may not be on favorable terms. as well as defer, reduce or eliminate planned expenditures, which would likely impair our growth prospects and could otherwise negatively impact our business.

Contractual Obligations

There have been no material changes since February 2, 2019, outside of the ordinary course of business, to contractual obligations specified in the table of contractual obligations and commercial commitments in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the fiscal year ended February 2, 2019.

Off-Balance Sheet Financing Arrangements

We do not have any material off-balance sheet financing arrangements.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. These generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our consolidated financial statements and the reported amounts of net sales and expenses during the reporting period. Our critical accounting policies are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended February 2, 2019. In conjunction with the adoption of ASU No. 2016-02, Leases (Topic 842) on February 3, 2019, we began recognizing a right-of-use asset and a lease liability, initially measured at the present value of the lease payments in the consolidated balance sheet. As of May 4, 2019, there were no other material changes in, or additions to, our critical accounting policies or in the assumptions or estimates we used to prepare the financial information appearing in this report.

Recent Accounting Pronouncements

          Refer to Note 15 to the Consolidated Financial Statements for a description of recent accounting pronouncements.

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

As of May 4, 2019, we had cash and cash equivalents of $1.2 million. Our cash equivalents consist of investments in money market funds that bear interest at variable rates. A change in market interest rates earned on our investments impacts the interest income and cash flows but does not materially impact the fair market value of the financial instruments. Due to the low balance, average maturity and conservative nature of our investment portfolio, we believe a sudden change in interest rates would not have a material effect on the value of our investment portfolio. The impact on our future interest income resulting from changes in investment yields will depend largely on the gross amount of our investment portfolio at that time. However, based upon the conservative nature of our investment portfolio and current experience, we do not believe a decrease in investment yields would have a material negative effect on our interest income.

As of May 4, 2019, our indebtedness consisted of the $23.8 million outstanding under our Term Loan, the $4.9 million of principal balances of our equipment notes, and $26.2 million outstanding under the Credit Facility. All of our indebtedness is denominated in United States dollars. The fair value of our indebtedness is referred to as the “debt value.” The equipment notes bear interest at a weighted fixed rate of 7.16%. Although a change in market interest rates would not affect the interest incurred or cash flow related to this fixed rate portion of our indebtedness, the debt value would be affected.

The Term Loan carries a variable interest rate that is tied to market indices with a minimum annual rate of 9.0%. The sensitivity analysis as it relates to this portion of our debt portfolio assumes an instantaneous 100 basis point move in interest rates above and below the minimum threshold, with all other variables held constant. The debt value of the Term Loan is approximately $23.8 million. A 100-basis point increase in market interest rates above the minimum threshold would result in additional annual interest expense on the Term Loan of approximately $0.2 million. A 100-basis point decline in market interest rates below the minimum threshold would have no effect on our annual interest expense on the Term Loan.

Our Credit Facility has variable interest rates that are tied to market indices. As of May 4, 2019, we had $26.2 million of direct borrowings and $6.3 million of letters of credit outstanding under our Credit Facility. As of May 4, 2019, borrowings under the Credit Facility would have resulted in interest at a rate between 3.94% and 6.00% per annum. Interest on any future borrowings under the Credit Facility would, to the extent of outstanding borrowings, be affected by changes in market interest rates. A change in market interest rates on the variable rate portion of our indebtedness would impact the interest expense incurred and cash flows.

The sensitivity analysis as it relates to the fixed rate portion of our indebtedness assumes an instantaneous 100 basis point move in interest rates from their levels as of May 4, 2019, with all other variables held constant. A 100-basis point increase in market interest rates would result in a decrease in the value of the debt by approximately $25,000 as of May 4, 2019. A 100-basis point decline in market interest rates would cause the debt value to increase by approximately $25,000 as of May 4, 2019.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to our management on a timely basis to allow decisions regarding required disclosure. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of May 4, 2019. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of May 4, 2019, these controls and procedures were effective.

Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the fiscal quarter ended May 4, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended February 2, 2019. The risks described in our Annual report on Form 10-K are not the only risks that we face. Additional risks not presently known to us or that we do not currently consider significant may also have an adverse effect on us. If any of the risks actually occur, our business, results of operations, cash flows or financial condition could be adversely impacted.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by us during the three-month period February 3, 2019 to May 4, 2019of our Common Stock that is registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2)

February 3 to March 2, 2019	—	$—	—	—
March 3 to April 6, 2019	3,022	2.18	—	—
April 7 to May 4, 2019	12,589	2.17	—	—
Total	15,611	$2.17	—	—
(1)

Represents shares of Common Stock reacquired by us from certain employees to satisfy income tax withholding obligations for such employees in connection with restricted stock awards that vested during the period.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.		Description

3.1		Restated Certificate of Incorporation of the Company (Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008, filed on December 15, 2008).

3.2		Bylaws of the Company, effective December 22, 2016 (Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2018, filed on April 19, 2018).

31.1	*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	**	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema Document

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

* filed herewith

** furnished herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Destination Maternity Corporation

Date: June 12, 2019	By:	/s/ MARLA A. RYAN
Marla A. Ryan
Chief Executive Officer

Date: June 12, 2019	By:	/s/ DAVE J. HELKEY
Dave J. Helkey
Chief Operating Officer & Chief Financial Officer