Form 10-Q
period 2019-08-03
Destination Maternity Corp
filed 2019-09-17
CIK 896985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 03, 2019

or

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

Common Stock, $.01 par value — 14,226,121 shares outstanding as of September 3, 2019

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

             (unaudited)

	August 3, 2019	February 2, 2019

ASSETS
Current assets:
Cash	$1,142	$1,154
Trade receivables, net	7,012	7,945
Inventories	67,691	70,872
Prepaid expenses and other current assets	9,961	9,407
Total current assets	85,806	89,378
Property and equipment, net of accumulated depreciation and amortization of $111,181 and $106,479	48,215	51,483
Operating lease assets	125,283	—
Deferred income taxes	3,967	2,671
Other non-current assets	1,868	2,642
Total assets	$265,139	$146,174

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Line of credit borrowings	$23,300	$20,400
Current portion of long-term debt	3,841	4,372
Accounts payable	21,477	21,854
Operating lease liabilities	30,301	—
Accrued expenses and other current liabilities	24,226	31,056
Total current liabilities	103,145	77,682
Long-term debt	21,343	21,784
Operating leases and other non-current liabilities	119,225	19,557
Total liabilities	243,713	119,023
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, 1,656,381 shares authorized, none outstanding	—	—
Common stock, $.01 par value; 20,000,000 shares authorized, 14,227,184 and 14,416,500 shares issued and outstanding	142	144
Additional paid-in capital	107,932	107,675
Accumulated deficit	(86,574)	(80,594)
Accumulated other comprehensive loss	(74)	(74)
Total stockholders’ equity	21,426	27,151
Total liabilities and stockholders’ equity	$265,139	$146,174

The accompanying notes are an integral part of these consolidated financial statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018

Net sales	$84,901	$96,395	$179,114	$199,622
Cost of goods sold	41,253	46,530	83,869	94,354
Gross profit	43,648	49,865	95,245	105,268
Selling, general and administrative expenses	45,153	50,095	93,643	101,952
Store closing, asset impairment and asset disposal expenses	778	672	1,647	1,641
Other (income) charges, net	(119)	1,923	543	3,073
Operating loss	(2,164)	(2,825)	(588)	(1,398)
Interest expense, net	1,340	1,144	2,755	2,301
Loss before income taxes	(3,504)	(3,969)	(3,343)	(3,699)
Income tax provision	31	56	62	112
Net loss	$(3,535)	$(4,025)	$(3,405)	$(3,811)
Net loss per share— Basic	$(0.25)	$(0.29)	$(0.25)	$(0.28)
Average shares outstanding— Basic	13,871	13,823	13,848	13,831
Net loss per share— Diluted	$(0.25)	$(0.29)	$(0.25)	$(0.28)
Average shares outstanding— Diluted	13,871	13,823	13,848	13,831

The accompanying notes are an integral part of these consolidated financial statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018

Net loss	$(3,535)	$(4,025)	$(3,405)	$(3,811)
Foreign currency translation adjustments	—	(2)	—	(2)
Comprehensive loss	$(3,535)	$(4,027)	$(3,405)	$(3,813)

The accompanying notes are an integral part of these consolidated financial statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common Stock				Accumulated
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Loss	Total

Balance as of February 2, 2019	14,417	$144	$107,675	$(80,594)	$(74)	$27,151
Adoption of ASC 842 - Leases	—	—	—	(2,576)	—	(2,576)
Net loss	—	—	—	130	—	130
Dividends forfeited	—	—	—	1	—	1
Stock-based compensation	75	1	143	—	—	144
Repurchase and retirement of common stock	(116)	(1)	(33)	—	—	(34)
Balance as of May 4, 2019	14,376	$144	$107,785	$(83,039)	$(74)	$24,816
Net loss	—	—	—	(3,535)	—	(3,535)
Stock-based compensation	6	0	146	—	—	146
Repurchase and retirement of common stock	(155)	(2)	1	—	—	(1)
Balance as of August 3, 2019	14,227	$142	$107,932	$(86,574)	$(74)	$21,426

Balance as of February 3, 2018	14,684	$147	$106,865	$(66,274)	$(70)	$40,668
Net loss	—	—	—	214	—	214
Dividends forfeited	—	—	—	1	—	1
Stock-based compensation	383	4	324	—	—	328
Repurchase and retirement of common stock	(62)	(1)	(18)	—	—	(19)
Balance as of May 5, 2018	15,005	$150	$107,171	$(66,059)	$(70)	$41,192
Net loss	—	—	—	(4,025)	—	(4,025)
Foreign currency translation adjustments	—	—	—	—	(2)	(2)
Dividends forfeited	—	—	—	3	—	3
Stock-based compensation	60	—	256	—	—	256
Exercise of stock options, net	—	—	1	—	—	1
Repurchase and retirement of common stock	(260)	(2)	(8)	—	—	(10)
Balance as of August 4, 2018	14,805	$148	$107,420	$(70,081)	$(72)	$37,415

The accompanying notes are an integral part of these consolidated financial statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	August 3, 2019	August 4, 2018

Operating Activities
Net loss	$(3,405)	$(3,811)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,992	7,961
Stock-based compensation expense	290	584
Loss on impairment of long-lived assets	1,172	1,519
Loss on disposal of assets	259	68
Grow NJ award benefit	(1,296)	(1,412)
Amortization of deferred financing costs	346	336
Changes in assets and liabilities:
Decrease (increase) in:
Trade receivables	933	(145)
Inventories	3,181	3,503
Prepaid expenses and other current assets	(554)	479
Operating leases and other non-current assets	8,583	12
Decrease in:
Accounts payable, accrued expenses, operating leases and other current liabilities	(4,822)	(1,831)
Operating leases and other non-current liabilities	(10,262)	(1,417)
Net cash provided by operating activities	1,417	5,846
Investing Activities
Capital expenditures	(3,780)	(2,579)
Net cash used in investing activities	(3,780)	(2,579)
Financing Activities
Increase (decrease) in cash overdraft	759	(2,657)
Increase (decrease) in line of credit borrowings	2,900	(700)
Proceeds from long-term debt	1,802	2,500
Repayment of long-term debt	(3,075)	(2,537)
Deferred financing costs paid	—	(160)
Withholding taxes on stock-based compensation paid in connection with repurchase of common stock	(35)	(29)
Net cash provided by (used in) financing activities	2,351	(3,583)
Effect of exchange rate changes on cash and cash equivalents	—	(2)
Net Decrease in Cash and Cash Equivalents	(12)	(318)
Cash and Cash Equivalents, Beginning of Period	1,154	1,635
Cash and Cash Equivalents, End of Period	$1,142	$1,317
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$2,367	$1,965
Cash (received) paid for income taxes	$(177)	$118

The accompanying notes are an integral part of these consolidated financial statements.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements for the three and six months ended August 3, 2019 and August 4, 2018 have been prepared in accordance with the requirements for Form 10-Q and Article 10 of Regulation S-X, and accordingly, certain information and footnote disclosures have been condensed or omitted. See the Company’s Annual Report on Form 10-K as of and for the year ended February 2, 2019 for Destination Maternity Corporation and subsidiaries (the “Company” or “Destination Maternity”) as filed with the Securities and Exchange Commission (“SEC”) for additional disclosures including a summary of the Company’s accounting policies.

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

2.	GOING CONCERN

As of August 3, 2019, the Company was in compliance with all covenants under the Credit Facility and Term Loan Agreement. However, the lender under the Credit Facility has imposed additional availability reserves which will increase over time. Based on the Company’s current operating plan, the Company anticipates significant liquidity constraints, and considering these liquidity concerns, there is no assurance that the Company will be able to remain in compliance.  If any event of default is triggered and the Company does not obtain a waiver from its lenders, the lenders can, among other things, accelerate the entire outstanding amount of the debt, which could result in the Company needing to seek bankruptcy protection to protect stakeholder value. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  The Company is, with the assistance of strategic advisors including Greenhill & Co., LLC, exploring various potential strategic and financial alternatives and is engaged in ongoing discussions with its lenders. Such strategic and financial alternatives include, among other things, a sale of the company or certain of its assets and consideration of out-of-court restructurings as well as bankruptcy court proceedings to effectuate any such sale or to recapitalize or restructure the Company’s indebtedness and other obligations.  There are no assurances that such alternatives will be available on terms acceptable to the Company, or at all. In an effort to reduce costs and better position the Company for operational profitability the Company has adopted a plan to close approximately 50 underperforming stores as their leases expire over the next six months.  The Company has also made provisions to have sufficient inventory available through the anticipated duration of the Company’s exploration of financial and strategic alternatives.

3.	EARNINGS PER SHARE (“EPS”)

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

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

The following tables summarize the Basic EPS and Diluted EPS calculations (in thousands, except per share amounts):

	Three Months Ended
	August 3, 2019			August 4, 2018
	Net Loss	Shares	EPS	Net Loss	Shares	EPS

Basic and Diluted EPS	$(3,535)	13,871	$(0.25)	$(4,025)	13,823	$(0.29)

	Six Months Ended
	August 3, 2019			August 4, 2018
	Net Loss	Shares	EPS	Net Loss	Shares	EPS

Basic and Diluted EPS	$(3,405)	13,848	$(0.25)	$(3,811)	13,831	$(0.28)

In addition to PRSUs, for the three and six months ended August 3, 2019 and August 4, 2018 stock options and unvested restricted stock totaling approximately 707,000 and 538,000 shares, respectively, were excluded from the calculation of Diluted EPS as their effect would have been antidilutive. Stock options and unvested restricted stock totaling approximately 717,000 and 1,696,000 shares of the Company’s common stock were outstanding as of August 3, 2019 and August 4, 2018, respectively, but were not included in the computation of Diluted EPS for the three and six months ended August 3, 2019 and August 4, 2018 due to the Company’s net loss. Had the Company reported a profit for the three and six months ended August 3, 2019 and August 4, 2018 the weighted average number of dilutive shares outstanding for computation of Diluted EPS would have been approximately 13,872,000, 13,887,000, 14,284,000 and 14,124,000 shares, respectively.

4.	TRADE RECEIVABLES

Trade receivables are recorded based on revenue recognized for sales of the Company’s merchandise and for other revenue earned by the Company through its marketing partnership programs and international franchise agreements, and are non-interest bearing. The Company evaluates the collectability of trade receivables based on a combination of factors, including aging of trade receivables, write-off experience, analysis of historical trends and expectations of future performance. An allowance for doubtful accounts is recorded for trade receivables that are considered unlikely to be collected. When the Company’s collection efforts are unsuccessful, uncollectible trade receivables are charged against the allowance for doubtful accounts. As of August 3, 2019, and February 2, 2019 the Company’s trade receivables were net of allowance for doubtful accounts of $166,000 and $166,000, respectively.

5.	INVENTORIES

Inventories were comprised of the following (in thousands):

	August 3, 2019	February 2, 2019

Finished goods	$67,479	$70,660
Work-in-progress	34	148
Raw materials	178	64
	$67,691	$70,872

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

6.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities were comprised of the following (in thousands):

	August 3, 2019	February 2, 2019

Employee compensation and benefits	$5,890	$6,741
Insurance, primarily self-insurance reserves	3,164	3,049
Gift certificates and store credits	2,812	3,464
Sales and use taxes	2,757	2,737
Accrued expenses	2,045	4,561
Deferred revenue	1,914	2,435
Product return reserve	1,834	2,078
Audit and legal	1,410	1,341
Other	2,400	1,549
Deferred rent	—	3,101
	$24,226	$31,056

7.	LINE OF CREDIT

After completion of a debt refinancing on February 1, 2018 the Company has in place a $50,000,000 senior secured revolving credit facility (the “Credit Facility”), which was entered into in connection with the issuance of the Company’s $25,000,000 Term Loan (as defined below) (see Note 7).   Proceeds from advances under the Credit Facility, subject to certain restrictions, may be used to provide financing for working capital, letters of credit, capital expenditures, and other general corporate purposes.

The Credit Facility, which matures on January 31, 2023, contains various affirmative and negative covenants and representations and warranties including the requirement that the Company maintain Excess Availability (as defined in the related Credit Agreement) of more than the greater of 10% of the Combined Loan Caps (as defined in the related Credit Agreement) and $7,000,000. In the event the outstanding balance of the Term Loan exceeds the Term Loan Borrowing Base (as defined in the related Term Loan Agreement) then a reserve will be imposed against availability under the Credit Facility. The Credit Facility is secured by a security interest in the Company’s trade receivables, inventory, letter of credit rights, cash, intangibles and certain other assets. The interest rate on outstanding borrowings is equal to, at the Company’s election, either 1) the lender’s base rate plus 0.50% or 2) a LIBOR rate plus 1.0%. The Company also pays an unused line fee under the Credit Facility of 0.25% per annum.

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

In connection with the original execution and subsequent amendments of the Credit Facility, the Company incurred deferred financing costs of $1,281,000. These deferred financing costs are being amortized over the term of the Credit Facility agreement and are included in “interest expense, net” in the consolidated statements of operations.

As of August 3, 2019, the Company had $23,300,000 in outstanding borrowings under the Credit Facility, $6,297,000 in letters of credit and $5,169,000 of availability based on the Company’s Borrowing Base formula and availability reserve requirements. As of August 4, 2018, the Company had $7,300,000 in outstanding borrowings under the previous Credit Facility, $7,327,000 in letters of credit and $19,044,000 of availability. For the three months ended August 3, 2019 and August 4, 2018 borrowings had a weighted interest rate of 4.37% and 4.13% per annum, respectively. For the six months ended August 3, 2019 and August 4, 2018 borrowings had a weighted interest rate of 4.45% and 3.97% per annum, respectively.  During the six months ended August 3, 2019 and August 4,

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

2018 the Company’s average levels of direct borrowings were $26,904,000 and $16,356,000, respectively, and the Company’s maximum borrowings were $32,300,000 and $27,400,000, respectively.

8.	LONG-TERM DEBT

On February 1, 2018 (the “Closing Date”) the Company entered into a Term Loan Credit Agreement (the “Term Loan Agreement”) which provides for a term loan of up to $25,000,000 and matures on January 31, 2023 (the “Term Loan”).  On the Closing Date the Company borrowed $22,500,000.    The Term Loan provided for an additional loan of $2,500,000 which could be borrowed at the Company’s discretion within a period of 45 days after delivery to the lender of the Company’s first quarter fiscal 2018 financial statements and satisfaction of certain other requirements. The Company met these requirements and borrowed the additional $2,500,000 on July 16, 2018.

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

As of August 3, 2019, and August 4, 2018 there was $23,438,000 and $24,688,000, respectively, of principal outstanding under the Term Loan.

On February 22, 2019 the Company entered into a 24-month, $1,802,000 software development financing arrangement. The note has monthly payments of $81,648 with an interest rate of 8.16%. As of August 3, 2019, there was $1,379,000 of principal outstanding.

As of August 3, 2019, and August 4, 2018 there was $1,349,000 and $4,510,000, respectively, outstanding under a five-year equipment financing arrangement with the Company’s Credit Facility bank. The equipment note bears annual interest at 3.38%, with payments of $272,000 (including interest) due monthly through December 2019. The equipment note is collateralized by substantially all the material handling equipment at the Company’s distribution facility in Florence, New Jersey. Any amounts outstanding under the equipment note may be accelerated and become due and payable immediately upon an event of default and expiration of any applicable cure period. The specified events of default are substantially the same as those in the Credit Facility agreement (see Note 7).

In June 2017 the Company received $3,401,000 in proceeds from a three-year financing arrangement in the form of a sale and leaseback for certain furniture, fixtures and software. Monthly payments under the leaseback arrangement were $123,000 for the first 24 months and $48,000 for months 25 to 36. At the end of the leaseback term, the Company has the option to extend the lease for an additional year or to repurchase the financed property for a price to be agreed. As of August 3, 2019, and August 3, 2018 there was $935,000 and $1,988,000, respectively, of principal outstanding under this financing arrangement.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

9.	LEASES

The Company has operating leases for its retail locations, distribution center and corporate office. Many of these leases include one or more renewal options which can extend the lease for up to an additional 15 years.  In the event we are reasonably certain that an option to extend a lease will be exercised, we use the expected expiration date to determine the operating lease right-of-use asset and lease liability. We also have short-term leases that can be terminated by the Company or by the landlord with notification periods as short as 30 days, which are excluded from the operating lease liability. Some of our leases provide for rental payments based solely on a percent of retail sales which are treated as variable lease expenses and not included as part of the operating lease liability.  Most leases include payments for lease components such as minimum rent, non-lease components such as common area maintenance and not-lease components such as real estate taxes and insurance.  Finance leases were not material as of August 3, 2019 and the three and six-month periods then ended.

For the three and six months ended August 3, 2019, the components of lease expense were as follows (in thousands):

	Three Months Ended	Six Months Ended
Fixed operating lease expense (1)	$8,773	$17,517
Variable operating lease expense	3,723	7,615
Total operating lease expense	$12,496	$25,132
(1) Includes short-term leases

The following table presents the operating lease balances within the Consolidated Balance Sheet, weighted average remaining lease term and weighted average discount rates related to the Company’s operating leases as of August 3, 2019 ($ in thousands):

Lease Assets and Liabilities	Classification
Assets:
Operating lease ROU assets	Operating lease assets	$125,283

Liabilities:
Current:
Operating lease liabilities	Operating lease liabilities	$30,301
Long-term:
Operating lease liabilities	Operating lease and other non-current liabilities	118,925
Total undiscounted operating lease liabilities		$149,226

Weighted average remaining lease term		6.3 years
Weighted average discount rate		7.41%

The following table presents the maturity of the Company’s operating lease liabilities as of August 3, 2019 (in thousands):

Remainder of Fiscal 2019	$22,140
2020	$36,719
2021	$30,545
2022	$25,229
2023	$21,216
Thereafter	$54,794
Total operating lease payments	190,643
Less: Imputed interest	41,417
Total operating lease liabilities	$149,226

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Supplemental cash flow information related to the Company’s operating leases for the three and six months ended August 3, 2019 (in thousands):

	Three Months Ended	Six Months Ended
Cash paid for amounts included in the measurement of operating lease liabilities	$11,572	$23,565
ROU assets obtained in exchange for operating lease liability	6,014	7,844

10.	FAIR VALUE MEASUREMENTS

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

The Company’s Credit Facility has variable interest rates that are tied to market indices. As of August 3, 2019, and February 2, 2019, the Company had $23,300,000 and $20,400,000, respectively, of direct borrowings outstanding under the Credit Facility. The carrying value of the Company’s Credit Facility borrowings approximates fair value as the variable interest rates approximate current market rates, which the Company considers to be Level 2 inputs.

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

11.	NET SALES

The following disaggregates the Company’s net sales by major source (in thousands):

	Three Months Ended		Six Months Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018

Retail stores	$49,746	$58,641	$106,214	$121,629
Leased departments	8,169	9,892	17,517	19,881
Total retail locations	57,915	68,533	123,731	141,510
Ecommerce	20,989	23,003	43,495	48,485
Marketing partnerships	4,509	4,191	9,088	8,126
Wholesale and franchise	1,488	668	2,800	1,501
Total net sales	$84,901	$96,395	$179,114	$199,622

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

12.	OTHER INCOME AND CHARGES, NET

In January 2019, a ship carrying five containers of Company merchandise experienced a fire while in transit to a domestic port.  The merchandise was subsequently received and inspected, and it was determined that three of the containers of merchandise were a total loss.  The Company insures merchandise in transit at average selling price and has received a payment for merchandise in the three damaged containers in the amount of $2,546,000. For the three months ended August 3, 2019 the Company recorded other income in the amount of $1,917,000 which represents the amount by which the $2,546,000 payment received exceeded the carrying value of the damaged merchandise (the “Insurance Claim”). The remaining two containers of merchandise are still in the process of being inspected.

Over the last several years the Company has engaged in a series of management and organizational changes and, in connection therewith, retained consulting firms to review its costs and business strategy associated with such management and organizational changes.   On June 24, 2019 the Company announced a reduction in force to achieve a more efficient and profitable organization. The reduction in force resulted in a one-time severance charge of $1,289,000 recorded during the three months ended August 3, 2019. During the three and six months ended August 3, 2019 and August 4, 2018 the Company incurred $1,798,000, $2,460,000, $667,000 and $931,000, respectively, of charges related to these management and organizational changes.

In the first quarter of fiscal 2018 the Company received notification from a stockholder group of their intent to nominate a slate of alternative nominees for election to the Company’s Board of Directors at the Annual Meeting of Stockholders that was held on May 23, 2018 (the “Proxy Solicitation”).  At the Company’s 2018 Annual Meeting of Stockholders the Company’s stockholders replaced the incumbent board in its entirety and elected the Company’s new Board of Directors. During the three and six months ended August 4, 2018 the Company incurred $1,256,000 and $2,142,000 of charges related to the Proxy Solicitation.

A summary of other income and charges is as follows (in thousands):

	Three Months Ended		Six Months Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018

Insurance claim	$(1,917)	$—	$(1,917)	$—
Management and organizational changes	1,798	667	2,460	931
Proxy solicitation	—	1,256	—	2,142
Total other (income) charges, net	$(119)	$1,923	$543	$3,073

13.	GOVERNMENT INCENTIVES

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

The annual benefit from the Grow NJ award available to the Company is expected to significantly exceed the Company’s annual income tax liability to the State of New Jersey. In order to maximize the realizable value of the incentive package, the Company entered into an agreement with a third party to sell up to 100%  of the annual income tax credits awarded to the Company. The Company recognizes its Grow NJ award on an annual basis for each fiscal year based on the realizable value of the award earned and

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

expected to be received, primarily from the sale of the income tax credits, net of any associated costs. The Grow NJ award is reflected in the Company’s consolidated financial statements as a reduction to the costs incurred by the Company in connection with the relocations. The expected realizable amount of the Grow NJ award is included in the consolidated balance sheet in deferred income taxes. As of August 3, 2019, the Company had recorded a deferred tax asset of $3,967,000 related to the NJ Grow award. Of this amount, $2,671,000 relates to the annual award earned in fiscal 2018, the cash proceeds of which are expected to be received during fiscal 2019.  In December 2018, the Company received $2,829,000 cash proceeds, net of costs, from the receipt and subsequent sales of the tax credit certificate earned for fiscal 2017. During the three and six months ended August 3, 2019, the Company recognized the cost reduction related to the Grow NJ award in the amount of $580,000 and $1,196,000, respectively, as compared to the three and six months ended August 4, 2018 in which the Company recognized $710,000 and $1,285,000 respectively.

14.	INCOME TAXES

Accounting Standards Codification (“ASC”) Topic 740, Income Taxes, requires that a valuation allowance be recorded to reduce deferred tax assets when it is more likely than not that the tax benefit of the deferred tax assets will not be realized. In situations where a three-year cumulative loss condition exists, accounting standards limit the ability to consider projections of future results as positive evidence to assess the realizability of deferred tax assets.  In fiscal 2016 the Company’s financial results reflected a three-year cumulative loss and consequently, in fiscal 2016 the Company recorded a non-cash charge as a valuation allowance against substantially all its deferred tax assets.  Three-year cumulative losses have continued since fiscal 2016 and the Company continues to record a valuation allowance against its deferred tax assets.

15.	EQUITY AWARD PLANS

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

No stock options have been granted by the Company with an exercise price less than the fair market value of the Company’s common stock on the date of grant for any of the periods presented. The majority of the stock options issued under the 2005 Plan vest ratably over four-year periods and generally expire ten years from the date of grant, and restricted stock and time-based RSU awards issued under the 2005 Plan generally have restrictions that lapse ratably over periods ranging from one to four years however, awards with respect to up to 177,500 shares of our common stock may be granted under the 2005 Plan with a vesting period of less than one year. Performance-based awards issued under the 2005 Plan generally vest based upon the achievement of pre-established performance goals over a specified three-year period. The number of shares of our common stock that may be earned in respect of performance-based awards may be greater or less than the target number of shares granted based on the actual performance achieved. The non-executive chairman of the Company’s Board of Directors is granted 6,000 shares of restricted stock on an annual basis and each non-employee director, other than the non-executive chairman, of the Company’s Board of Directors is eligible for a grant of 4,000 shares of restricted stock on an annual basis, in each case that will generally vest one year from the date of grant. The Company issues new shares of common stock upon exercise of vested stock options. As of August 3, 2019, there were 1,057,485 shares of the Company’s common stock available for grants of awards under the 2005 Plan.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Stock option activity for all plans was as follows:

	Outstanding Stock Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value (in thousands)
Balance as of February 2, 2019	439	$6.06
Granted	45	2.33
Exercised	—	—
Forfeited	(117)	4.33
Expired	—	—
Balance as of August 3, 2019	367	$6.15	8.0	—
Exercisable as of August 3, 2019	151	$9.68	6.5	—

The following table summarizes information about stock options outstanding as of August 3, 2019:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number Outstanding (in thousands)	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable (in thousands)	Weighted Average Exercise Price
$ 2.33 to $ 5.00	180	9.0	$2.64	43	$2.65
5.01 to 10.00	121	8.2	6.19	42	7.49
10.01 to 31.38	66	4.9	15.61	66	15.61
$ 2.33 to $31.38	367	8.0	$6.15	151	$9.68

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

	Outstanding Restricted Shares (in thousands)	Weighted Average Grant Date Fair Value
Unvested as of February 2, 2019	606	$3.34
Granted	81	2.36
Vested	(83)	2.85
Forfeited	(254)	2.89
Unvested as of August 3, 2019	350	$3.53

16.	RECENT ACCOUNTING PRONOUNCEMENTS

Adopted

In February 2016 the FASB issued ASU No. 2016-02, Leases (Topic 842), referred to hereafter as ASC 842. ASC 842 affects any entity that enters a lease, as that term is defined, and its guidance supersedes Topic 840, Leases. As it substantively relates to the Company, ASC 842 requires lessees to recognize a right-of-use asset (“ROU asset”) and a lease liability, initially measured at the present value of the lease payments, in the consolidated balance sheet.

On February 3, 2019 the Company adopted ASC 842 using the modified retrospective method for all lease arrangements in effect at the beginning of the period of adoption. Results for periods beginning February 3, 2019 are presented under ASC 842, prior period amounts were not restated and continue to be reported under the Company’s historical method of lease accounting, ASC 840,

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

Leases. Adoption of ASC 842 had a material impact of the Company’s balance sheet as the result of recognizing ROU assets and lease liabilities for operating leases. There was no material impact to our consolidated statement of operations or cash flows and there was no impact to covenant compliance under our current debt agreements. Accounting for finance leases remained substantially unchanged. For leases that commenced prior to the effective date of ASC 842 the Company adopted practical expedients that allowed for retention of its previous assessment of the following: (i) whether a contract contained a lease, (ii) lease classification and (iii) initial direct costs. The Company also elected not to recognize ROU assets and lease liabilities for leases with a term of 12 months or less and to account for leases which have both lease and non-lease components as a single component.

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

The Company determines if an arrangement is a lease at inception. ROU assets represent the Company’s right to use an underlying asset during the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the commencement of the lease based on the net present value of the fixed lease payments over the lease term.  The lease term includes options to extend or terminate the lease when it is reasonably certain that we will exercise the option. ROU assets include prepaid lease payments, lease incentives received and capitalized lease costs. As the Company’s leases do not provide an implicit interest rate, the Company uses its incremental borrowing rate based on information available at the lease commencement date to determine the present value of lease payments. Lease expense for operating leases is recognized on a straight-line basis over the lease term as an operating expense while the expense for finance leases is recognized as depreciation and interest expense over the lease term.

In August 2018, the FASB issued ASU 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. ASU 2018-15 requires implementation costs incurred by customers in cloud computing arrangements to be deferred over the non-cancellable term of the cloud computing arrangements plus any optional renewal periods (1) that are reasonably certain to be exercised by the customer or (2) for which exercise of the renewal option is controlled by the cloud service provider. The effective date of this pronouncement is for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, and early adoption is permitted. The Company adopted ASU 2018-15 effective February 3, 2019 and the adoption did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

17.	COMMITMENTS AND CONTINGENCIES

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

On September 16, 2019, we adopted a plan to close approximately 50 underperforming stores as their leases expire over the next six months to reduce costs and better position the Company for operational profitability. In connection with the store closures, the Company expects to incur estimated pre-tax charges ranging from an aggregate of $0.7 million to $1.0 million, including costs associated with lease terminations, asset impairments and employee severance.

In January 2019, a ship carrying five containers of Company merchandise experienced a fire while in transit to a domestic port.  The merchandise was subsequently received and inspected, and it was determined that three of the containers of merchandise were a total loss.  The Company insures merchandise in transit at average selling price and has received a payment for merchandise in the three damaged containers. The remaining two containers of merchandise are still in the process of being inspected. The Company believes that its insurance coverage is adequate to cover any potential loss, should such a loss occur.

DESTINATION MATERNITY CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(unaudited)

18.	SEGMENT AND ENTERPRISE WIDE DISCLOSURES

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

Geographic Information. Geographic revenue information is allocated based on the country in which the products or services are sold, and in the case of international franchise revenues, on the location of the customer. Information concerning the Company’s operations by geographic area was as follows (in thousands):

	Three Months Ended		Six Months Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018

Net Sales
United States	$81,227	$91,800	$171,873	$190,051
Foreign	3,674	4,595	7,241	9,571

	August 3, 2019	February 2, 2019

Long-Lived Assets
United States	$47,806	$51,068
Foreign	963	1,228

Major Customers. For the periods presented, the Company did not have any one customer who represented more than 10% of its net sales.

19.	INTEREST EXPENSE, NET

Interest expense, net was comprised of the following (in thousands):

	Three Months Ended		Six Months Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018

Interest expense	$1,341	$1,145	$2,757	$2,303
Interest income	(1)	(1)	(2)	(2)
Interest expense, net	$1,340	$1,144	$2,755	$2,301

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Forward-Looking Statements

Some of the information in this report, including the information incorporated by reference (as well as information included in oral statements or other written statements made or to be made by us), contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements involve risks and uncertainties. The following factors, among others, in some cases have affected, and in the future, could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, but are not limited to: our cash runway and availability to access our revolving credit facility, our ability to consummate a strategic or financial transaction, the effectiveness of our cost reduction initiatives, our ability to raise additional capital, our ability to continue to comply with our debt covenants, our ability to continue to operate as a going concern, our ability to maintain our relationships on the same terms with our customers, vendors, suppliers, landlords, and employees, the possibility that we may need to seek bankruptcy protection, the strength or weakness of the retail industry in general and of apparel purchases in particular, our ability to successfully manage our various business initiatives, our ability to successfully manage, retain and expand our leased department and international franchise relationships and marketing partnerships, future sales trends in our various sales channels, unusual weather patterns, changes in consumer spending patterns, raw material price increases, overall economic conditions and other factors affecting consumer confidence, demographics and other macroeconomic factors that may impact the level of spending for maternity apparel (such as fluctuations in pregnancy rates and birth rates), our ability to anticipate and respond to fashion trends and consumer preferences, unanticipated fluctuations in our operating results, the impact of competition and fluctuations in the price, availability and quality of raw materials and contracted products, availability of suitable store locations, our ability to develop and source merchandise, our ability to receive production from foreign sources on a timely basis, the trading liquidity of our common stock, changes in market interest rates, our compliance with certain tax incentive and abatement programs, war or acts of terrorism and other factors referenced in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K, including those set forth under the caption “Risk Factors.”

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

Overview

          We are the leading designer and retailer of maternity apparel in the United States with 937 retail locations, including 446 stores in the United States, Canada and Puerto Rico, and 491 leased departments located within department stores and baby specialty stores throughout North America. We also sell merchandise on the Internet, primarily through our Motherhood.com, APeaInThePod.com and Destinationmaternity.com websites. We also sell our merchandise through our Canadian website, MotherhoodCanada.ca, through Amazon.com in the United States, and through websites of certain of our retail partners, including Macys.com.  We have store franchise and product supply relationships in South Korea, Mexico and Israel. As of August 3, 2019, we have 120 international franchised locations, including 8 stand-alone stores operated under one of our retail nameplates and 112 shop-in-shop locations.

Insurance Claim

In January 2019, a ship carrying five containers of Company merchandise experienced a fire while in transit to a domestic port.  The merchandise was subsequently received and inspected, and it was determined that three of the containers of merchandise were a total loss.  The Company insures merchandise in transit at average selling price and has received a payment for merchandise in the three damaged containers in the amount of $2,546,000. For the three months ended August 3, 2019 the Company recorded other income in the amount of $1,917,000 which represents the amount by which the $2,546,000 payment received exceeded the carrying value of the damaged merchandise (the “Insurance Claim”). The remaining two containers of merchandise are still in the process of being inspected.

Management and Organizational Changes

We have engaged in a series of management and organizational changes over the last several years. Through these actions, we are attempting to identify further opportunities to become more profitable in the near future, by increasing both revenue and gross margins while reducing expenses.

During the six months ended August 3, 2019 and August 4, 2018 we recognized $2.5 million and $0.9 million, respectively, of charges related to management and organizational changes.

Proxy Solicitation

In the first quarter of fiscal 2018, we received notification from a stockholder group of the nomination of a slate of alternative nominees for election to our Board of Directors at the 2018 Annual Meeting of Stockholders that was held on May 23, 2018 (the “Proxy Solicitation”). At our 2018 Annual Meeting of Stockholders the Company’s stockholders replaced the incumbent board in its entirety and elected a new Board of Directors. During the six months ended August 4, 2018, we incurred $2.1 million of charges related to the Proxy Solicitation.

Presented below is a summary of our results for the second quarter and first six months of fiscal 2019 regarding each of the key measures noted below:

Second Quarter Fiscal 2019 Financial Results

•	Net sales for the second quarter of fiscal 2019 decreased 11.9% to $84.9 million from $96.4 million for the second quarter of fiscal 2018.
-	Comparable sales for the second quarter of fiscal 2019 decreased 10.5% compared to a comparable sales increase of 1.2% for the second quarter of fiscal 2018.
•

Net loss for the second quarter of fiscal 2019 was $3.5 million, or $0.25 per share (diluted), compared to net loss of $4.0 million, or $0.29 per share (diluted), for the second quarter of fiscal 2018.

-

Net loss for the second quarter of fiscal 2019 includes $1.5 million of income, net of tax, related to the Insurance Claim, a $1.4 million, net of tax, charge related to management and organizational changes and a $0.8 million, non-cash income tax charge related to the change in valuation allowance against net deferred tax assets.  Net loss for the second quarter of fiscal 2018 includes a $1.4 million, net of tax, charge related to the Proxy Solicitation and management and organizational changes and a $1.0 million non-cash income tax charge related to a change in the valuation allowance against net deferred tax assets.

-

Adjusted net loss for the second quarter of fiscal 2019 was $2.8 million, or $0.20 per share (diluted), compared to the comparably adjusted net loss for the second quarter of fiscal 2018 of $1.6 million, or $0.11 per share (diluted).

•	Adjusted EBITDA was $2.1 million for the second quarter of fiscal 2019, an increase of 3.6% compared to $2.0 million of adjusted EBITDA for the second quarter of fiscal 2018.
-

Adjusted EBITDA before other charges was $2.0 million for the second quarter of fiscal 2019, a decrease of 49.8% compared to $4.0 million of adjusted EBITDA before other charges for the second quarter of fiscal 2018.

First Six Months of Fiscal 2019 Financial Results

•	Net sales for the first six months of fiscal 2019 decreased 10.3% to $179.1 million from $199.6 million for the first six months of fiscal 2018.
-	Comparable sales for the first six months of fiscal 2019 decreased 8.7% compared to a comparable sales increase of 0.5% for the first six months of fiscal 2018.
•

Net loss for the first six months of fiscal 2019 was $3.4 million, or $0.25 per share (diluted), compared to a net loss of $3.8 million, or $0.28 per share (diluted), for the first six months of fiscal 2018.

-

Net loss for the first six months of fiscal 2019 includes $1.5 million of income, net of tax, related to the Insurance Claim, a 1.9 million, net of tax, charge related to management and organizational changes and a $0.8 million, non-cash income tax charge related to a change in the valuation allowance against net deferred tax assets. Net loss for the first six months of fiscal 2018 includes a $2.3 million, net of tax, charge related to the Proxy Solicitation and management and organizational changes and a $0.9 million, non-cash income tax charge related to a change in the valuation allowance against net deferred tax assets.

-

Adjusted net loss for the first six months of fiscal 2019 was $2.2 million, or $0.16 per share (diluted), compared to the comparably adjusted net loss for the first six months of fiscal 2018 of $0.6 million, or $0.04 per share (diluted).

•	Adjusted EBITDA was $8.1 million for the first six months of fiscal 2019, a decrease of 7.0% compared to $8.7 million of adjusted EBITDA for the first six months of fiscal 2018.
-

Adjusted EBITDA before other charges was $8.7 million for the first six months of fiscal 2019, a decrease of 26.6% compared to $11.8 million of adjusted EBITDA before other charges for the first six months of fiscal 2018.

Results of Operations

The following table sets forth certain operating data as a percentage of net sales and as a percentage change for the three and six months ended August 3, 2019 and August 4, 2018:

	% of Net Sales (1)				% Change Period to Period Favorable (Unfavorable)
	Three Months Ended		Six Months Ended		Three Months Ended August 3, 2019 vs.	Six Months Ended August 3, 2019 vs.
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018	August 4, 2018	August 4, 2018

Net sales	100.0%	100.0%	100.0%	100.0%	(11.9)%	(10.3)%
Cost of goods sold (2)	48.6	48.3	46.8	47.3	11.3	11.1
Gross profit	51.4	51.7	53.2	52.7	(12.5)	(9.5)
Selling, general and administrative expenses (3)	53.2	52.0	52.3	51.1	9.9	8.1
Store closing, asset impairment and asset disposal expenses	0.9	0.7	0.9	0.8	(15.8)	(0.4)
Other (income) charges, net	(0.1)	2.0	0.3	1.5	106.2	82.3
Operating income (loss)	(2.5)	(2.9)	(0.3)	(0.7)	(23.4)	(57.9)
Interest expense, net	1.6	1.2	1.5	1.2	(17.1)	(19.7)
Income (loss) before income taxes	(4.1)	(4.1)	(1.9)	(1.9)	(11.7)	(9.6)
Income tax provision	0.0	0.1	0.0	0.1	44.6	44.6
Net income (loss)	(4.2)%	(4.2)%	(1.9)%	(1.9)%	(12.2)%	(10.7)%

(1)	Components may not add to total due to rounding.
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

The following tables set forth certain information concerning the number of our retail locations and international franchised locations for the periods indicated:

	Three Months Ended
	August 3, 2019			August 4, 2018
Retail Locations	Stores	Leased Departments	Total Retail Locations	Stores	Leased Departments	Total Retail Locations

Beginning of period	452	546	998	484	634	1,118
Opened	—	—	—	2	1	3
Closed	(6)	(55)	(61)	(6)	(1)	(7)
End of period	446	491	937	480	634	1,114

	Six Months Ended
	August 3, 2019			August 4, 2018
Retail Locations	Stores	Leased Departments	Total Retail Locations	Stores	Leased Departments	Total Retail Locations

Beginning of period	458	554	1,012	487	637	1,124
Opened	1	—	1	2	1	3
Closed	(13)	(63)	(76)	(9)	(4)	(13)
End of period	446	491	937	480	634	1,114

	Three Months Ended
	August 3, 2019			August 4, 2018
International Franchised Locations	Stores	Shop-in- Shop Locations	Total International Franchised Locations	Stores	Shop-in- Shop Locations	Total International Franchised Locations

Beginning of period	9	175	184	13	173	186
Opened	—	—	—	—	6	6
Closed	(1)	(63)	(64)	(2)	(2)	(4)
End of period	8	112	120	11	177	188

	Six Months Ended
	August 3, 2019			August 4, 2018
International Franchised Locations	Stores	Shop-in- Shop Locations	Total International Franchised Locations	Stores	Shop-in- Shop Locations	Total International Franchised Locations

Beginning of period	9	175	184	15	173	188
Opened	—	—	—	—	6	6
Closed	(1)	(63)	(64)	(4)	(2)	(6)
End of period	8	112	120	11	177	188

Three Months Ended August 3, 2019 and August 4, 2018

Net Sales.    Net sales for the second quarter of fiscal 2019 decreased by 11.9%, or $11.5 million, to $84.9 million from $96.4 million for the second quarter of fiscal 2018. Comparable sales for the second quarter of fiscal 2019 decreased 10.5% compared to a comparable sales increase of 1.2% for the second quarter of fiscal 2018. The decrease in total reported sales for the second quarter of fiscal 2019 compared to the second quarter of fiscal 2018, resulted primarily from the closure of underperforming retail and lease locations and a decline in store traffic. The decline in comparable sales is the result of a 11.9% decrease in comparable store sales and an 6.4% decrease in ecommerce sales.

Gross Profit.    Gross profit for the second quarter of fiscal 2019 decreased by 12.5%, or $6.2 million, to $43.6 million from $49.9 million for the second quarter of fiscal 2018, and our gross profit as a percentage of net sales (gross margin) for the second quarter of fiscal 2019 was 51.4% compared to 51.7% for the second quarter of fiscal 2018. The decrease in gross profit for the second quarter of fiscal 2019 compared to the second quarter of fiscal 2018 was primarily due to our lower sales volume as a result of the factors discussed above. The year-over-year decrease in gross margin is a result of a decrease in gross margin on full price merchandise partially offset by a reduction in sales of markdown merchandise as a percentage of total sales and an increase in gross margin on markdown merchandise sales.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses for the second quarter of fiscal 2019 decreased by 9.9%, or $4.9 million, to $45.2 million from $50.1 million for the second quarter of fiscal 2018. As a percentage of net sales, selling, general and administrative expenses increased to 53.2% for the second quarter of fiscal 2019 from 52.0% for the second quarter of fiscal 2018. This decrease in expense for the quarter primarily reflects reductions in employee costs and occupancy expenses resulting from the closure of underperforming stores and ongoing expense reduction initiatives.

Store Closing, Asset Impairment and Asset Disposal Expenses.   Store closing, asset impairment and asset disposal expenses, including $0.6 million in right-of-use asset impairment, increased for the second quarter of fiscal 2019 by $0.1 million, to $0.8 million from $0.7 million for the second quarter of fiscal 2018, reflecting higher lease termination costs.

Other Income and Charges, Net.    In the second quarter of fiscal 2019 we received net other income of $0.1 million which includes approximately $1.9 million of insurance proceeds in excess of the carrying value of merchandise inventory that was damaged while in transit partially offset by $1.8 million in personnel costs and consulting expenses related to our management and organizational change initiatives. In the second quarter of fiscal 2018 we incurred other charges of $1.9 million which includes approximately $1.2 million to reimburse a stockholder for amounts incurred to nominate the slate of alternative directors at the 2018 Annual Meeting of Stockholders and $0.7 million in personnel costs related to our management and organizational change initiatives.

Operating Loss.     We had an operating loss of $2.2 million for the second quarter of fiscal 2019 compared to an operating loss of $2.8 million for the second quarter of fiscal 2018. The $0.6 million decrease in operating loss reflects a $4.9 million reduction in selling, general and administrative expenses and a $2.0 million decrease in other income and charges, partially offset by a 6.2 million reduction in gross profit.

Interest Expense, Net.    Net interest expense of $1.3 million for the second quarter of fiscal 2019 was $0.2 million higher than the second quarter of fiscal 2018. This increase is the result of an increase in interest rates and an increase in our average debt outstanding.

Income Tax Provision.    For the second quarter of fiscal 2019 and fiscal 2018 our income tax provision was $31 thousand and $56 thousand, respectively.  These tax provisions primarily represent minimum state income taxes.  Since fiscal 2016 we have been recording valuation allowances to reduce deferred tax assets, primarily net operating loss carryforwards.

Net Loss.    Net loss for the second quarter of fiscal 2019 was $3.5 million, or $0.25 per share (diluted), compared to net loss of $4.0 million, or $0.29 per share (diluted), for the second quarter of fiscal 2018. Net loss for the second quarter of fiscal 2019 includes a $0.8 million non-cash income tax charge related to a change in the valuation allowance against net deferred tax assets and other income of $0.1 million, net of tax, related to the Insurance Claim and management and organizational changes.

Our average diluted shares outstanding of 13.9 million was comparable to the 13.8 million average diluted shares for the second quarter of fiscal 2018.

Following is a reconciliation of net loss and net loss per share (diluted) (“Diluted EPS”) to adjusted net loss and adjusted Diluted EPS for the three months ended August 3, 2019 and August 4, 2018 (in thousands, except per share amounts):

	Three Months Ended
	August 3, 2019			August 4, 2018
	Net Loss	Diluted Shares	Diluted EPS	Net Loss	Diluted Shares	Diluted EPS

As reported	$(3,535)	13,871	$(0.25)	$(4,025)	13,823	$(0.29)
Other (income) charges, net	(119)	—		1,923	—
Income tax effect of other (income) charges, net (1)	28	—		(474)	—
Deferred tax valuation allowance related to cumulative losses	824	—		991	—
As adjusted	$(2,803)	13,871	$(0.20)	$(1,585)	13,823	$(0.11)

(1)	Income tax effect of other charges represents the differences in income tax provision calculated with and without the specified items of pretax expense or (income).

Following is a reconciliation of net loss to Adjusted EBITDA and Adjusted EBITDA before other charges for the second quarter of fiscal 2019 and 2018 (in thousands):

	Three Months Ended
	August 3, 2019	August 4, 2018

Net loss	$(3,535)	$(4,025)
Income tax provision	31	56
Interest expense, net	1,340	1,144
Operating loss	(2,164)	(2,825)
Depreciation and amortization expense	3,438	3,910
Loss on impairment of long-lived assets	610	632
Loss on disposal of assets	71	55
Stock-based compensation expense	147	256
Adjusted EBITDA	2,102	2,028
Other (income) charges, net	(119)	1,923
Adjusted EBITDA before other (income) charges	$1,983	$3,951

Six Months Ended August 3, 2019 and August 4, 2018

Net Sales.    Net sales for the six months of fiscal 2019 decreased by 10.3%, or $20.5 million, to $179.1 million from $199.6 million for the first six months of fiscal 2018. Comparable sales for the first six months of fiscal 2019 decreased 8.7% compared to a comparable sales increase of 0.5% for the first six months of fiscal 2018. The decrease in total reported sales for the first six months of fiscal 2019 compared to the first six months of fiscal 2018 resulted primarily from a decrease in comparable store sales, ecommerce sales and the closure of underperforming stores. The decrease in fiscal 2019 comparable sales reflect a decrease in ecommerce sales of 9.6% and a decrease in comparable store sales of 8.4%.

Gross Profit.    Gross profit for the first six months of fiscal 2019 decreased by 9.5%, or $10.0 million, to $95.2 million from $105.3 million for the first six months of fiscal 2018, and our gross margin for the first six months of fiscal 2019 was 53.2% compared to 52.7% for the first six months of fiscal 2018. The decrease in gross profit for the first six months of fiscal 2019 compared to the first six months of fiscal 2018 was primarily due to our lower sales volume as a result of the factors discussed above. The year-over-year increase in gross margin is the result of a decrease in promotions and markdowns.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses for the first six months of fiscal 2018 decreased by 8.1%, or $8.3 million, to $93.6 million from $102.0 million for the first six months of fiscal 2018. As a percentage of net sales, selling, general and administrative expenses increased to 52.3% for the first six months of fiscal 2019 from 51.1% for the first six months of fiscal 2018.  The decrease in expense for the first six months of fiscal 2019 primarily reflects reductions in employee costs and occupancy expenses resulting from the closure of underperforming stores and ongoing expense reduction initiatives.

Store Closing, Asset Impairment and Asset Disposal Expenses.     Store closing, asset impairment and asset disposal expenses, including $1.0 million in right-of-use asset impairment, was $1.6 million for the first six months of fiscal 2019 which is comparable to the first six months of fiscal 2018.

Other Income and Charges, Net.    In the first six months of fiscal 2019 we incurred net other charges of $0.5 million, $1.9 million of income related to the Insurance Claim and $2.4 million of charges related to management and organizational changes. In the first six months of fiscal 2018 we incurred other charges of $3.1 million, $2.1 million related to the Proxy Solicitation and $0.9 million related to management and organizational changes.

Operating Loss.    We had an operating loss of $0.6 million for the first six months of fiscal 2019 compared to an operating loss of $1.4 million for the first six months of fiscal 2018. The $0.8 million decrease in operating loss is the result of an $8.3 million reduction in selling, general and administrative expenses and a $2.5 million decrease in other income and charges partially, offset by lower gross profit as a result of the decline in sales volume.

Interest Expense, Net.   Net interest expense for the first six months of fiscal 2019 increased to $2.8 million from $2.3 million for the first six months of fiscal 2018. This increase was due to our higher effective borrowing rate and an increase in our average debt outstanding.

Income Tax Provision.   For the first six months of fiscal 2019 and fiscal 2018, respectively, our income tax provision was $62 thousand and $112 thousand. These tax provisions primarily represent minimum state income taxes. Since fiscal 2016 we have been recording valuation allowances to reduce deferred tax assets, primarily net operating loss carryforwards.

Net Loss.   Net loss for the first six months of fiscal 2019 was $3.4 million, or $0.25 per share (diluted), compared to a net loss of $3.8 million, or $0.28 per share (diluted), for the first six months of fiscal 2018. Net loss for the first six months of fiscal 2019 includes other income and charges of $0.4 million, net of tax related to the Insurance Claim and management and organizational changes and a $0.8 million non-cash income-tax charge related to a change in the valuation allowance against net deferred tax assets. Net loss for the first six months of fiscal 2018 includes other charges of $2.3 million, net of tax related to the Proxy Solicitation and management and organizational changes and a $0.9 million non-cash income-tax charge related to a change in the valuation allowance against net deferred tax assets.

Average diluted shares of common stock outstanding were 13.8 million for both the first six months of fiscal 2019 and fiscal 2018.

Following is a reconciliation of net loss and Diluted EPS to adjusted net income (loss) and adjusted Diluted EPS for the six months ended August 3, 2019 and August 4, 2018 (in thousands, except per share amounts):

	Six Months Ended
	August 3, 2019			August 4, 2018
	Net Loss	Diluted Shares	Diluted EPS	Net Income	Diluted Shares	Diluted EPS

As reported	$(3,405)	13,848	$(0.25)	$(3,811)	13,831	$(0.28)
Other (income) charges, net	543	—		3,073	—
Income tax effect of other (income) charges, net (1)	(127)	—		(746)	—
Deferred tax valuation allowance related to cumulative losses	793	—		924	—
As adjusted	$(2,195)	13,848	$(0.16)	$(560)	13,831	$(0.04)

(1)	Income tax effect of other charges represents the differences in income tax provision calculated with and without specified items of pretax expense or (income).

Following is a reconciliation of net income (loss) to Adjusted EBITDA and Adjusted EBITDA before other charges and effect of change in accounting principle for the six months ended August 3, 2019 and August 4, 2018 (in thousands):

	Six Months Ended
	August 3, 2019	August 4, 2018

Net loss	$(3,405)	$(3,811)
Income tax provision	62	112
Interest expense, net	2,755	2,301
Operating loss	(588)	(1,398)
Depreciation and amortization expense	6,992	7,960
Loss on impairment of long-lived assets	1,172	1,519
Loss on disposal of assets	259	68
Stock-based compensation expense	290	584
Adjusted EBITDA	8,125	8,733
Other (income) charges, net	543	3,073
Adjusted EBITDA before other (income) charges	$8,668	$11,806

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

Liquidity and Capital Resources

Based on the Company’s current operating plan, the Company faces significant liquidity constraints.  We currently have no committed sources of additional capital funding and there is no assurance that additional funding will be available to us in the future.  These factors raise substantial doubt about our ability to continue as a going concern, and we may be forced to curtail or cease altogether our operations.  Our ability to continue as a going concern will depend upon our ability to accomplish one or more of the following: significantly reduce our costs, engage in a strategic alternative, which includes the potential sale of the business or certain of its assets, and/or raise additional capital in the very near term.  The Company has engaged financial advisors to assist us in exploring financial and strategic alternatives. In an effort to reduce costs and better position the Company for operational profitability, on September 16, 2019, the Company adopted a plan to close approximately 50 underperforming stores. The Company has made provisions to have sufficient inventory available through the anticipated duration of the Company’s exploration of financial and strategic opportunities.  If we are unable to accomplish one or more of these alternatives in the near term, we may not be able to continue to be able to service our debt, and the lenders could declare an event of default under our Term Loan Agreement and/or Credit Facility, which could result in us having to seek bankruptcy protection. In the event of a bankruptcy, our stockholders may lose their entire investment in our company. As a result, our primary goal in the near-term is to successfully complete the review of strategic alternatives and consummate a transaction or series of transactions to allow us to continue our operations. Our ability to identify and complete such a strategic alternative is highly speculative.

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

Cash and cash equivalents were unchanged during the first six months of fiscal 2019 compared to a decrease of $0.3 million for the first six months of fiscal 2018.

Cash provided by operations was $1.4 million for the first six months of fiscal 2019 as compared to $5.8 million of cash provided by operations for the first six months of fiscal 2018. This decrease of approximately $4.4 million in cash provided by operations compared to the prior period is primarily the result of changes in the timing of payments related to employee compensation and benefits and operating expenses in addition to a $1.6 million reduction in non-cash expenses related to depreciation, amortization and asset impairment. Our working capital changes, quarterly net income (loss) and cash flow adjustments may fluctuate significantly, and net cash provided by or used in operating activities for any interim period is not necessarily indicative of the results that may be achieved for a full fiscal year.

During the first six months of fiscal 2019, we borrowed $2.9 million against our line of credit to provide working capital, make periodic payments on our equipment loans and fund capital expenditures. Capital expenditures for the first six months of fiscal 2019 totaled $3.8 million, including $1.0 million for improvements to new and existing stores and $2.8 million for information systems.  We expect to use borrowings under our $50.0 million senior secured revolving credit facility (the “Credit Facility”) to fund a portion of our capital requirements from time to time during the remainder of fiscal 2019.

During the second quarter of fiscal 2019, we received a $2.5 million payment from the Insurance Claim resulting from merchandise that was damaged while in transit. The Insurance Claim is still in the process of being finalized and could result in the Company realizing additional income or expense.

On February 1, 2018 (the “Closing Date”) we entered into a Term Loan Credit Agreement (the “Term Loan Agreement”) which provides for a term loan of up to $25.0 million (the “Term Loan”).  On the Closing Date we borrowed $22.5 million against the Term Loan. In July 2018, we borrowed an additional $2.5 million under our Term Loan increasing the balance to $25.0 million, the full amount permitted under the agreement.

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

As of August 3, 2019, we had $23.3 million in borrowings and $6.3 million in letters of credit outstanding under the Credit Facility with $5.2 million of availability. As of August 4, 2018, we had $7.3 million of borrowings and $7.3 million in letters of credit with $19.0 million of availability. For the first six of fiscal 2019 our borrowings had a weighted interest rate of 4.45% per annum, our average level of borrowing was $26.9 million and our maximum borrowing at any time was $32.3 million.  For the first six of fiscal 2018 our borrowings had a weighted interest rate of 3.97% per annum our average level of direct borrowings was $16.4 million and our maximum borrowings at any time were $27.4 million.

On February 22, 2019 the Company entered into a 24-month, $1.8 million software development financing arrangement. The note has monthly payments of $81,648 with an interest rate of 8.16%. As of August 3, 2019, there was $1.4 million of principal outstanding.

As of August 3, 2019, and August 4, 2018, there was $1.3 million and $4.5 million, respectively, outstanding under a five-year equipment financing arrangement with our Credit Facility lender. The equipment note bears annual interest at 3.38%, with payments of $0.3 million (including interest) due monthly through December 2019. The equipment note is collateralized by substantially all of the material handling equipment at our distribution facility in Florence, New Jersey.

On June 6, 2017 we received $3.4 million in proceeds from a three-year financing arrangement in the form of a sale and leaseback for certain furniture, fixtures and software.  Monthly payments under the leaseback arrangement are $0.1 million for the first 24 months and $48 thousand for months 25 to 36.  At the end of the leaseback term, we have the option to extend the financing for an additional year or repurchase the property for a price to be agreed upon. All proceeds from the transaction were used to prepay a portion of our Term Loan.  As of August 3, 2019, and August 4, 2018, respectively, there was $0.9 million and $2.0 million of principal outstanding under the arrangement.

In connection with the relocation of our corporate headquarters and our distribution operations from Philadelphia, Pennsylvania to southern New Jersey, the Board of the NJEDA approved us for an incentive package of up to $4.0 million in annual benefits under Grow NJ in the form of transferrable income tax credits over a ten-year period from the State of New Jersey. The annual benefit amount available to us is based on an average of eligible jobs within the state and is expected to significantly exceed our annual income tax liability to New Jersey. In order to maximize the realizable value of our incentive package we have an agreement with a third party to sell up to 100% of the annual income tax credits awarded to us. For fiscal 2018 we qualified for $3.0 million in tax credits for which we expect to realize $2.7 million in cash proceeds during fiscal 2019.  In December 2018 we received $2.8 million in proceeds, net of costs, from the sale of the tax credits we earned in fiscal 2017. For fiscal 2019 our average eligible jobs are expected to be lower than in fiscal 2018 and we project that we will receive approximately $2.7 million of transferrable tax credits with a pretax realizable value of approximately $2.4 million, subject to our compliance with the requirements under our Grow NJ award. Cost reductions from lower headcount are expected to more than offset any decline in the amount realized from our incentive package.

Based on our current operating plan, our management believes that our current cash and working capital positions, expected operating cash flows and available borrowing capacity, will be sufficient to fund our cash requirements for working capital and capital expenditures for at least the next 12 months. We have based this belief on assumptions that we believe are reasonable but may not be realized due to a variety of factors including lower than anticipated net sales or gross margins, increased expenses, continued or declining levels of economic or retail industry conditions, or other events, including those factors discussed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended February 2, 2019. As a result, we could use our available capital resources sooner than we currently expect. Furthermore, our operating plan may change, and we may need additional funds sooner than planned. If we are unable to obtain required funds from the aforementioned sources, we will likely need to seek other sources of financing which may not be on favorable terms, as well as defer, reduce or eliminate planned expenditures, which would likely impair our growth prospects and could otherwise negatively impact our business.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. These generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our consolidated financial statements and the reported amounts of net sales and expenses during the reporting period. Our critical accounting policies are described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended February 2, 2019. In conjunction with the adoption of ASU No. 2016-02, Leases (Topic 842) on February 3, 2019, we began recognizing a right-of-use asset and a lease liability, initially measured at the present value of the lease payments in the consolidated balance sheet. As of August 3, 2019, there were no other material changes in, or additions to, our critical accounting policies or in the assumptions or estimates we used to prepare the financial information appearing in this report.

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

As of August 3, 2019, we had cash and cash equivalents of $1.1 million. Our cash equivalents consist of investments in money market funds that bear interest at variable rates. A change in market interest rates earned on our investments impacts the interest income and cash flows but does not materially impact the fair market value of the financial instruments. Due to the low balance, average maturity and conservative nature of our investment portfolio, we believe a sudden change in interest rates would not have a material effect on the value of our investment portfolio. The impact on our future interest income resulting from changes in investment yields will depend largely on the gross amount of our investment portfolio at that time. However, based upon the conservative nature of our investment portfolio and current experience, we do not believe a decrease in investment yields would have a material negative effect on our interest income.

As of August 3, 2019, our indebtedness consisted of the $23.4 million outstanding under our Term Loan, the $3.7 million principal balances of our equipment notes and $23.3 million outstanding under the Credit Facility. All of our indebtedness is denominated in United States dollars. The fair value of our indebtedness is referred to as the “debt value.” The equipment notes bear interest at a weighted fixed rate of 7.6%. Although a change in market interest rates would not affect the interest incurred or cash flow related to this fixed rate portion of our indebtedness, the debt value would be affected.

The Term Loan carries a variable interest rate that is tied to market indices with a minimum annual rate of 9.0%. The sensitivity analysis as it relates to this portion of our debt portfolio assumes an instantaneous 100 basis point move in interest rates above and below the minimum threshold, with all other variables held constant. The debt value of the Term Loan is approximately $23.4 million. A 100-basis point increase in market interest rates above the minimum threshold would result in additional annual interest expense on the Term Loan of approximately $0.2 million. A 100-basis point decline in market interest rates below the minimum threshold would have no effect on our annual interest expense on the Term Loan.

Our Credit Facility has variable interest rates that are tied to market indices. As of August 3, 2019, we had $23.3 million of direct borrowings and $6.3 million of letters of credit outstanding under our Credit Facility. As of August 3, 2019, borrowings under the Credit Facility would have resulted in interest at a rate between 3.72% and 6.00% per annum. Interest on any future borrowings under the Credit Facility would, to the extent of outstanding borrowings, be affected by changes in market interest rates. A change in market interest rates on the variable rate portion of our indebtedness would impact the interest expense incurred and cash flows.

The sensitivity analysis as it relates to the fixed rate portion of our indebtedness assumes an instantaneous 100 basis point move in interest rates from their levels as of August 3, 2019, with all other variables held constant. A 100-basis point increase in market interest rates would result in a decrease in the value of the debt by approximately $31 thousand as of August 3, 2019. A 100-basis point decline in market interest rates would cause the debt value to increase by approximately $31 thousand as of August 3, 2019.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed under the Exchange Act is accumulated and communicated to our management on a timely basis to allow decisions regarding required disclosure. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of August 3, 2019. Based on this evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that as of August 3, 2019 these controls and procedures were effective.

Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting identified in connection with the foregoing evaluation that occurred during the fiscal quarter ended August 3, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

Based on the Company’s current operating plan, the Company is facing significant liquidity constraints.  If we do not meet our payment obligations to third parties as they become due, we may be subject to litigation claims.  From time to time, we are named as a defendant in legal actions arising from our normal business activities. Litigation is inherently unpredictable and although the amount of any liability that could arise with respect to currently pending actions cannot be accurately predicted, we do not believe that the resolution of any pending action will have a material adverse effect on our financial position, results of operations or liquidity.

Item 1A.	Risk Factors

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed below and in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended February 2, 2019. The risks described below and in our Annual report on Form 10-K are not the only risks that we face. Additional risks not presently known to us or that we do not currently consider significant may also have an adverse effect on us. If any of the risks actually occur, our business, results of operations, cash flows or financial condition could be adversely impacted.

We have engaged financial advisors to explore financial and strategic alternatives, which could include a sale of the company and/or certain of its assets and/or bankruptcy.

We have engaged financial advisors to identify and evaluate possible financial and strategic alternatives and their implications for the Company. We are in ongoing discussions with our lenders and have begun preliminary discussions with third parties regarding such possible alternatives.  No assurances can be given that any discussions or efforts will successfully result in any such transaction or guarantee any such transaction’s terms or timing.  We may have to file for bankruptcy, including to consummate any strategic transaction that we may pursue. If we file for bankruptcy, it may cause disruption in supply from critical vendors required to continue operations, negatively impact sales and collections from customers, and negatively impact employee relations.  Bankruptcy could also result in a significant decrease or total loss in value for all stakeholders.

The Company may not fully realize the projected cost savings and benefits from its cost reduction initiative.

The Company has implemented a number of cost reduction strategies, including adopting a plan to close approximately 50 retail stores. Although the Company expects the cost reduction initiatives plan to result in cost savings aimed at increasing profitability, operating leverage and free cash flow in the long term, there can be no assurance that these benefits will be realized. If the Company does not achieve projected savings as a result of these initiatives or incurs higher than expected or unanticipated costs in implementing these initiatives, its business, financial condition or results of operations could be adversely impacted.

Costs to close underperforming stores may be significant and may negatively impact our cash flows and our results of operations.

On September 16, 2019, we adopted a plan to close approximately 50 underperforming stores in order to reduce costs and better position the Company for operational profitability. All of our stores are leased, with original lease terms continuing for up to 10 years, and we can have significant annual rent and other amounts due under a lease.  In closing underperforming stores, we are negotiating with landlords to mitigate the amount of remaining lease obligations.  There is no assurance we will reach acceptable negotiated lease settlements. In connection with the store closures, the Company expects to incur significant exit costs that are expected to be recorded in the third and fourth quarters of fiscal 2019.  The Company’s estimates of exit costs in connection with the store closures do not include any claims or demands which may be made by the landlords of the closed stores for unpaid rent or otherwise, and the actual charges may vary materially based on other factors, some of which may be beyond the Company’s control.  While our goal in closing certain stores is to increase the productivity of our store portfolio in the long term, reductions in our overall number of stores will directly impact sales.

If we fail to comply with the covenants and other obligations under our Term Loan Agreement or Credit Facility, our lenders may be able to accelerate amounts owed and may foreclose upon the assets securing our obligations.

In February 2018, we entered into the Term Loan Agreement, pursuant to which we borrowed $25.0 million, and the revolving Credit Facility, pursuant to which, as of August 3, 2019, we have $23.3 million in outstanding borrowings.  Under the Term Loan Agreement and the Credit Facility, we are subject to a variety of affirmative and negative covenants, including a requirement that the Company maintain Excess Availability of more than the greater of 10% of the Combined Loan Caps and $7 million. To secure our performance of our obligations under our Term Loan Agreement and Credit Facility, we granted a security interest in substantially all of our assets. Our failure to comply with the terms of the Term Loan Agreement or Credit Facility could result in an event of default that, if not cured or waived, could result in the acceleration of all or a substantial portion of our loan, coupled with prepayment penalties, potential foreclosure on our assets, and other adverse results.  In addition, if we do not meet our payment obligations to third parties as they become due, we may be subject to litigation claims and our creditworthiness would be adversely affected. Even if we are successful in defending against these claims, litigation could result in substantial costs and would be a distraction to management and may have other unfavorable results that could further adversely impact our financial condition.  The Company is engaged in ongoing discussions with its lenders.

There is substantial doubt about our ability to continue as a going concern.

The Company is facing significant liquidity constraints. Consequently, we may need to significantly reduce costs, engage in a strategic transaction and/or raise additional funds through financings or borrowings in order to continue as a going concern. Failure to reduce sufficient costs, engage in a strategic transaction, or raise additional funds could delay, reduce, or halt our operations.  We currently have no committed sources of additional capital funding and there is no assurance that additional funding will be available to us in the future on acceptable terms, or at all.  If adequate funding is not available, we may be forced to curtail or cease operations altogether or file for bankruptcy. In such event, our stockholders may lose their entire investment in our company.  Our consolidated financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result if we do not continue as a going concern.  You should not rely on our consolidated balance sheet as an indication of the amount of proceeds that would be available to satisfy claims of creditors, and potentially be available for distribution to shareholders, in the event of liquidation.

Doubts regarding our ability to continue as a going concern could have an adverse impact on our relationships with customers, vendors, suppliers, landlords, employees, and others, which in turn could materially adversely affect our business, results of operations and financial condition.

Doubts regarding our ability to continue as a going concern could result in the further loss of confidence by customers, vendors, suppliers, landlords, employees and others, which in turn could materially adversely affect our business, results of operations and financial condition. Concerns about our financial condition could adversely impact the payment terms we can obtain from some of our vendors and suppliers.  Some landlords may refuse to lease sites to us or to renew existing store leases in light of the uncertainty regarding our ability to continue as a going concern. We depend on our ability to retain our key employees at all levels of our business and on our ability to attract new qualified personnel. If we are unable to retain our key employees and we do not succeed in attracting new qualified personnel as a result of the uncertainty regarding our ability to continue as a going concern, our business and results of operations could suffer.  Doubts regarding our ability to continue as a going concern may adversely impact our customers’ perceptions of our business and our continued viability, which in turn could further negatively impact our revenues. Further declines in our revenues as a result of these perceptions or otherwise would have a material adverse impact our cash flows, results of operations and financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by us during the three month period May 5, 2019 to August 3, 2019 of our Common Stock that is registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (2)

May 5 to June 1, 2019	459	$1.25	—	—
June 2 to July 6, 2019	—	—	—	—
July 7 to August 3, 2019	—	—	—	—
Total	459	$1.25	—	—
(1)

Represents shares of Common Stock reacquired by us from certain employees to satisfy income tax withholding obligations for such employees in connection with restricted stock awards that vested during the period.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

Effective September 16, 2019, the annual base salary of Dave J. Helkey, Chief Financial Officer and Chief Operating Officer, will be $350,000, and he will receive additional specified relocation assistance.

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

Destination Maternity Corporation

Date: September 17, 2019	By:	/s/ LISA GAVALES
Lisa Gavales
Chair of the Office of the Chief Executive Officer

Date: September 17, 2019	By:	/s/ DAVE J. HELKEY
Dave J. Helkey
Chief Operating Officer & Chief Financial Officer